Form 10-K
period 2002-12-31
WILLIS GROUP HOLDINGS LTD
filed 2003-03-26
CIK 1140536

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-16503

WILLIS GROUP HOLDINGS LIMITED
(Exact name of Registrant as specified in its charter)

Bermuda (Jurisdiction of incorporation or organization)	98-0352587 (I.R.S. Employer Identification No.)

c/o Willis Group Limited
Ten Trinity Square, London EC3P 3AX, England
(Address of principal executive offices)
 (011) 44-20-7488-8111
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class Common Shares of par value $0.000115	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information, statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        As of June 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,592,463,793.

        As of March 7, 2003, there were outstanding 150,988,352 shares of common stock, par value $0.000115 per share of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Willis Group Holding Limited's 2003 Notice of Annual Meeting of Stockholders and Proxy Statement are incorporated by reference in the Form 10-K in response to Items in Part II and Part III.

WILLIS GROUP HOLDINGS LIMITED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

Certain Definitions

        The following definitions apply throughout this annual report unless the context requires otherwise:

"Company or Group"	Willis Group Holdings Limited and its subsidiaries.
"Companies Act"	The Companies Act 1981 of Bermuda, as amended.
"KKR"	Kohlberg Kravis Roberts & Co. L.P.
"Shares"	The shares of common stock of Willis Group Holdings Limited, par value $0.000115 per share.
"Willis Group Holdings"	Willis Group Holdings Limited.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

        We have included in this document forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that state our intentions, beliefs, expectations or predictions for the future. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors such as general economic conditions in different countries around the world, fluctuations in global equity and fixed income markets, changes in premium rates, the competitive environment and the actual cost of resolution of contingent liabilities. Although we believe that the expectations reflected in forward-looking statements are reasonable we can give no assurance that those expectations will prove to have been correct. All forward-looking statements contained in this document are qualified by reference to this cautionary statement.

PART I

Item 1—Business

History and Development of the Company

        Willis Group Holdings is the ultimate holding company for the Group. We trace our history to 1828 and are one of the largest insurance brokers in the world.

        Willis Group Holdings was incorporated in Bermuda on February 8, 2001 as an exempted company under the Companies Act, for the sole purpose of redomiciling the ultimate parent company of the Willis Group (comprised of TA I Limited and subsidiaries) from the United Kingdom to Bermuda. On incorporation Willis Group Holdings was wholly owned by Profit Sharing (Overseas), Limited Partnership, an affiliate of KKR and one of the existing shareholders of TA I Limited ("TA I").

        Willis Group Holdings, effective from May 8, 2001, exchanged its Shares for all the issued and outstanding ordinary shares of TA I. On April 10, 2001, Willis Group Holdings made an offer to exchange one of its non-voting management common shares for each outstanding non-voting management ordinary share of TA I. The non-voting management shares issued by Willis Group Holdings automatically converted into voting shares on consummation of the Willis Group Holdings' initial public offering. In addition, all management ordinary stock options of TA I were rolled over into identical stock options of Willis Group Holdings. As a consequence of these transactions, Willis Group Holdings is the beneficial owner of 100% of TA I's issued and outstanding share capital.

        Willis Group Holdings completed an initial public offering of approximately 16% of its Shares in June 2001. In November 2001 and May 2002 approximately 12% and 15% of the Shares were publicly sold through secondary public offerings.

        For administrative convenience, we utilize the offices of a subsidiary company as our principal executive offices. The address is:

  Willis Group Holdings Limited
  c/o Willis Group Limited
  Ten Trinity Square
  London EC3P 3AX
  England
  Tel: +44-20-7488-8111

        In recent years, we have completed a number of acquisitions and dispositions as part of our efforts to focus our operations out of non-core or non-profitable businesses and to expand our global capabilities. During 2002, we increased our investment from 45% to 78% in Willis GmbH & Co., K.G., Germany's third largest insurance broker, also completed two acquisitions in Sweden, Propacta Pensionsplanering AB and Kombro Risk Management AB, strengthening our leading share in that market place, and increased our ownership to 100% of certain businesses in Australia and Indonesia. In the second quarter of 2002 we announced the acquisition of Special Risk Advisors International, LLC, a sports and entertainment insurance broker based in Georgia, and Sunaro Inc., an employee benefits technology company in Georgia. Finally, subsequent to the 2002 year end we increased our ownership of Willis Iberia to 77%, with our French associate, Gras Savoye, owning the other 23% and acquired the remaining 22% interest in Willis GmbH. During 2002, we also disposed of two third-party administration units and several other non-core businesses.

Available Information

        As of December 31, 2002, a majority of the Shares were for the first time held by US residents and the Company ceased to be a "foreign private issuer" for US reporting purposes. Accordingly, the Company has ceased filing Form 20-F annual reports and Form 6-K quarterly reports and now files

Form 10-K annual reports and Form 10-Q quarterly reports. Our wholly-owned subsidiary, Willis Group Limited, however, which has publicly registered debt securities outstanding, will continue to file its annual reports on Form 20-F and its quarterly reports on Form 6-K.

        Willis Group Holdings files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any documents we file at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Willis Group Holdings) file electronically with the SEC. The SEC's website is www.sec.gov.

        The Company's website is www.willis.com. We have made available, free of charge through our website our annual report on Form 10-K, and will make available our quarterly reports on Form 10-Q, current reports on Form 8-K, and Forms 3, 4, and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

General

        The Company provides a broad range of value-added risk management consulting and insurance brokerage services to in excess of 50,000 clients worldwide. We have significant market positions in the United States, in the United Kingdom and, directly and through our associates, in many other countries. We are one of three recognized leaders in providing specialized risk management advisory and other services on a global basis to clients in various industries including the aerospace, marine, construction and energy industries. In our capacity as an advisor and insurance broker, we act as an intermediary between our clients and insurance carriers by advising our clients on their risk management requirements; helping clients determine the best means of managing risk; and negotiating and placing insurance risk with insurance carriers through our global distribution network. The Company also provides other value-added services.

        We assist clients in the assessment of their risks, advise on the best ways of transferring suitable risk to the global insurance and reinsurance markets, and then execute the transactions at the most appropriate available price for our client. Our global distribution network enables us to place the risk in the most appropriate insurance or reinsurance market worldwide. We also offer clients a broad range of services to help them to identify and control their risks. These services range from strategic risk consulting (including providing actuarial analyses) to a variety of due diligence services to the provision of practical on-site risk control services (such as health and safety or property loss control consulting). We also assist clients in planning how to manage incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans. We are not an insurance company and therefore we do not underwrite insurance risks for our own account.

        We and our associates serve a diverse base of clients located in approximately 180 countries. Those clients include major multinational and middle-market companies in a variety of industries, as well as public institutions. Many of our client relationships span decades. With approximately 13,000 employees around the world and a network of about 300 offices in some 80 countries, in each case including our associates, we are one of only three insurance brokers in the world possessing the global operating presence, broad product expertise and extensive distribution network necessary to meet effectively the global risk management needs of many of our clients.

Business Strategy

        Our strategic objectives are to continue to grow revenues, cash flow and earnings and to enhance our position as one of the largest global providers of risk management services. We will build on our areas of strength and eliminate areas in which we do not see the opportunities for strong profitable growth. The key elements of this strategy are to capitalize on a strong, global franchise, emphasize our value-added services, focus on cross-selling our services, increase efficiencies, implement global best practices and create a single company structure. We also pursue strategic acquisitions and investments to strengthen our global franchise.

Our Business

        Insurance is a global business, and its participants are affected by global trends in capacity and pricing. Accordingly, we operate as one global business which ensures all clients' interests are handled efficiently and comprehensively, whatever their initial point of contact. We organize our business into three main areas: Global, North America and International. For information regarding segment revenue, see footnote 18 to the Consolidated Financial Statements contained herein.

Global

        Our Global business provides specialist brokerage and consulting services to clients worldwide for the risks arising from specific industrial and commercial activities. In these operations, we have extensive specialized experience handling diverse lines of coverage, including complex insurance programs, and acting as an intermediary between retail brokers and insurers. We increasingly provide consulting services on risk management with the objective of assisting clients to reduce the overall cost of risk. Our Global business serves clients in around 180 countries, primarily from United Kingdom offices, although we also serve clients from offices in the United States, Continental Europe and Asia.

        The Global business is divided into Global Specialties, Global Markets, Willis Risk Solutions, Global Reinsurance and UK and Republic of Ireland Retail.

        Global Specialties has strong global positions in aerospace, marine, construction and several niche businesses. In aerospace we are highly experienced in the provision of insurance and reinsurance brokerage and risk management services to aerospace clients, including aircraft manufacturers, air cargo handlers and shippers, airport managers and other general aviation companies. Advisory services provided by aerospace include claims recovery, contract and leasing risk management, safety services and markets information. Aerospace is also a leading reinsurance broker of aerospace risks. Aerospace's clients are spread throughout the world and include 250 airlines and more than 40% of the world's leading insured non-American airports by passenger movement. Aerospace is also prominent in supplying the space industry through providing insurance and risk management services to over 40 companies. Other clients include those introduced from other intermediaries as well as insurers seeking reinsurance.

        We provide marine insurance and reinsurance brokerage services, including hull, cargo and general marine liabilities. Marine's clients include direct buyers, other insurance intermediaries and insurance and reinsurance companies. Marine insurance brokerage is our oldest line of business dating back to our establishment in 1828. Other services of marine include claims collection and recoveries.

        The construction practice provides risk management advice and places cover for a wide range of UK and international construction activities. These range from domestic home buildings to such major complex projects such as Hong Kong's Chek Lap Kok airport and the deactivation of the Chernobyl nuclear power plant.

        We have four niche business areas: Fine Art, Jewellery, and Specie; Special Contingency Risks; Hughes-Gibb; and Willis Commercial Network.

        The Fine Art, Jewellery, and Specie unit provides specialist risk management and insurance services to fine art, diamond and jewelry businesses and operators of armored cars. Coverage is also obtained for vault and bullion risks. The Special Contingency Risks unit specializes in producing packages to protect corporations, groups and individuals against special contingencies such as kidnap and ransom, extortion, detention, political repatriation and product contamination. The Hughes-Gibb unit principally services the insurance needs of the horse racing and horse breeding industry and also arranges the reinsurance of horse racing and horse breeding-related business for insurers worldwide. The Willis Commercial Network comprises franchise partnerships with more than 50 privately-owned local UK insurance brokers and is designed to enable them to meet the insurance requirements of small companies and individuals.

        Global Markets comprises Global Markets North America, Global Markets International, Global Markets Structured Financial Solutions, Global Markets Bermuda and Global Markets Carrier Relations. Global Markets North America develops global solutions and marketing capability for all our businesses based in North America. The core areas of focus are property, casualty and management liability risks. Our business links with the UK and International retail networks to further develop access to global markets, and provide structuring and placing skills in the relevant areas of property, casualty and management liability. This unit also includes the specialist global energy business. Global Markets Structured Financial Solutions specializes in strategic risk assessment, transactional risk transfer and alternative risk financing solutions. It incorporates our market-leading political risk unit, as well as structured finance and credit teams. Global Markets Bermuda enables our clients around the world to benefit from the increasing insurance and reinsurance capacity in Bermuda. Over the years it has built up a significant placing capability for complex risks to provide access to the capacity available, in particular for casualty and management liability risks. Finally, Global Markets Carrier Relations analyzes, oversees and coordinates our Group activities and relationships with underwriting markets globally.

        Willis Risk Solutions arranges tailored solutions for major companies including constituents of the UK FTSE 250. Its retail broking services are provided by teams specializing in major industry sectors. It also provides extensive advisory services in business risk practice, operational risk management, loss management, captive management, environmental and revenue enhancement.

        We are one of the world's largest intermediaries for reinsurance and have a significant market share in many of the major markets. We are the largest marine and aviation reinsurance broker servicing the Japanese insurance sector. In the reinsurance area, we provide clients, both insurance and reinsurance companies, with a complete range of transactional capabilities as well as analytical and advisory services such as hazard modeling, financial and balance sheet analysis and reinsurance optimization studies. We also have a consulting unit, which markets its capabilities in actuarial and hazard modeling, as well as knowledge of the financial implications of catastrophe losses.

        The UK and Republic of Ireland Retail offers risk management and brokering services to corporate clients and individuals through approximately 17 offices. Each office services its own clients accessing the Group's global resources as appropriate to suit the clients' requirements.

North America

        Our North America business provides risk management, insurance brokerage and related services to a wide variety of clients in the United States and Canada. In addition, we supply specialist consulting and brokerage services, including construction; employee benefits; healthcare; and advanced risk management services. Our North America business operates through a network of more than 80 offices located in 37 states in the United States and six offices in Canada. Certain parts of our Global business also have operations in the United States.

        The North America business comprises both our large account and middle market units which were brought together after the year end. This amalgamation will enable us to service our clients and present ourselves to prospects in a consistent manner, without regard for the size, geography or industry of the audience.

        The construction division specializes in providing risk management, insurance and surety bonding services to the construction industry. This division provides services to around one-fifth of the Engineering New Record Top 400 contractors (a listing of the largest 400 North American contractors based on revenue). It also has one-third of the US largest homebuilders as clients. The employee benefits division helps clients with the design and implementation of benefits and compensation plans. Healthcare provides insurance and consulting services to local healthcare professionals in the United States. Our North America advanced risk management services division provides actuarial consulting, captive management services and a wide range of other risk consulting activities to large clients.

        In addition, we provide specialist expertise to clients and insurance underwriters through other practices operating through expert staff located throughout the North American network. These practices include environmental risk, financial and executive risk and marine risk. Customer support facilities, which we refer to as centers of excellence, provide fast, focused and tailored support services to clients from Nashville, Tennessee and in Phoenix, Arizona.

        We also have a wholesale unit that provides specialist services to the US insurance industry. The major entity within the unit is Stewart Smith which assists brokers by offering advice and expertise in property, casualty, professional and excess and surplus lines insurance placements in a variety of industries, including manufacturing, hospitality, real estate/habitational, transportation, construction, technology, entertainment and social services.

International

        Our International unit consists of a network of subsidiaries and associates other than those in North America, the United Kingdom and Republic of Ireland. This operation is located in 72 countries worldwide, including 22 countries in Europe, 14 in the Asia/Pacific region and 36 elsewhere in the world. The services provided are focused according to the characteristics of each market and are not identical in every office, but generally include direct risk management and insurance brokerage, specialist and reinsurance brokerage and employee benefits consulting.

        We believe the combined total revenues of our International subsidiaries and associates provide an indication of the spread and capability of our International network. In 2002, combined total revenues of our International subsidiaries and our associates were $540 million compared to $478 million in 2001. Our consolidated total revenues for 2002 only include the revenues of our International subsidiaries of $257 million and do not include the revenues of our associates of $283 million.

        As part of our on-going strategy, we have significantly strengthened International's market share and operations through a number of acquisitions and strategic investments in recent years. The most significant of these is the 33% interest in Gras Savoye, France's leading insurance broker and the tenth largest broker in the world. During 2002, we increased our investment in Willis GmbH, Germany's third largest insurance broker, from 45% to 78%, increased our ownership in businesses in Australia, Indonesia and Italy and acquired a 100% interest in two Swedish companies, Propacta Pensionsplanering AB and Kombro Risk Management AB. In January 2003, we increased our investment in Willis GmbH to 100% and increased the ownership in Willis Iberia Correduria de Seguros y Reaseguros SA to 77%, with our French associate, Gras Savoye, owning the other 23%.

        The following is a list of the major International associate investments currently held by us and our interest as of December 31, 2002:

Company	Country	% Ownership
Europe
Gras Savoye & Cie	France	33%
Willis A/S	Denmark	30%
Asia/Pacific
Multi-Risk Consultants (Thailand) Limited	Thailand	25%
Willis (Malaysia) Sdn. Bhd.	Malaysia	30%
Willis Insurance Brokers (B) Sdn. Bhd.	Brunei	38%
Rest of the World
Al-Futtaim Willis Faber (Private) Limited	Dubai	49%
Herzfeld & Levy S.A.	Argentina	40%

        In connection with many of our investments, we retain rights to increase our ownership percentage over time, typically to a majority or 100% ownership position. In addition, in certain instances our co-shareholders have a right, typically based on some price formula of revenues or earnings, to put some or all of their shares to us. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        In addition to our strategic investments in associates, we have acquired a controlling interest in a broad geographic spread of other brokers. The following is a list of the significant International subsidiaries in which we have a controlling interest and our interest as of December 31, 2002:

Company	Country	% Ownership
Europe
Willis Re GmbH & Co., K.G.	Germany	100%
Propacta Pensionsplanering AB	Sweden	100%
Willis AB	Sweden	80%
Willis Global Financial and Executive Risks AB	Sweden	75%
Willis OY AB	Finland	100%
Willis GmbH & Co. K.G. (1)	Germany	78%
Willis Italia Holding S.r.l.	Italy	67%
Willis Iberia Correduria de Seguros y Reaseguros S.A.(2)	Spain	54%
Willis A.S.(3)	Norway	50%
Willis Corretores de Seguros S.A.	Portugal	54%
Willis B.V.	Netherlands	100%
Willis CIS L.L.C.	Russia	100%
Willis Polska S.A.	Poland	70%
Willis sro	Czech Republic	100%
Willis Kft.	Hungary	80%
Willis A.G.	Switzerland	100%
Asia/Pacific
Willis China (Hong Kong) Limited	Hong Kong	100%
PT Willis Indonesia	Indonesia	100%
Willis Korea Limited	Korea	100%
Willis (Singapore) Pte Ltd.	Singapore	100%
Willis (Taiwan) Limited	Taiwan	100%
Rest of the World
Willis Intermediario de Reaseguro S.A. de C.V.	Mexico	100%
Willis Faber Corretaje de Reaseguros S.A.	Venezuela	100%
Willis Faber do Brasil Consultoria e Participações S.A.	Brazil	100%
Willis Corretores de Seguros Limitada	Brazil	100%
Willis Faber Chile Limitada	Chile	100%
Willis Australia Limited	Australia	100%
Willis New Zealand Limited	New Zealand	99%
Willis S.A.	Argentina	60%
Willis Correa Insurance Services Limitada	Chile	80%
Willis Agente de Seguros y Fianzas, S.A. de C.V.	Mexico	51%
Willis South Africa (Pty) Limited	South Africa	70%
Rontarca Prima Willis, C.A.	Venezuela	51%
Willis Colombia Corredores de Seguros S.A.	Colombia	51%

(1)
Increased to 100% interest in January 2003.

(2)
Increased to 84.6% in January 2003.

(3)
We have a 50.1% interest in the company.

Customers

        Our customers operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from major multinational corporations to middle market companies. Further, many of our client relationships span decades, for instance our relationship with The Tokio Marine and Fire Insurance Company, Limited dates back over 100 years. No one client accounted for more than 10% of revenues for fiscal year 2002. Additionally, we place insurance with over 5,000 insurance carriers, none of which individually accounted for more than 9% of the total premiums we placed on behalf of our clients in 2002.

Competition

        We face competition in all fields in which we operate. According to the July 2002 edition of Business Insurance, the 173 largest commercial insurance brokers globally reported brokerage revenues totalling $24.4 billion in 2001. The insurance brokerage industry, having recently gone through a period of rapid consolidation, is led by three global participants: Marsh & McLennan Companies, Inc., with approximately 30% of the worldwide market referred to above; Aon Corporation, with approximately 23% of the worldwide market; and us, with approximately 6% of the worldwide market. The industry is highly fragmented beyond these three brokers, with the next largest broker having approximately 4% of the worldwide market.

        Competition in the insurance brokerage and risk management businesses in general is based on global capability, product breadth, innovation, quality of service and price. Our global capability and product breadth is similar to those of the two other global brokers, and thus we compete with them primarily based on innovation, quality of service and price. In addition, we compete with numerous specialist, regional and local firms. Insurance companies also compete with our brokers by directly soliciting insureds without the assistance of an independent broker or agent. Competition for premiums is intense in all our business lines and in every insurance market. Competition on premium rates has also exacerbated the pressures caused by a continuing reduction in demand in some classes of business. For example, insurers are currently retaining a greater proportion of their risk portfolios than previously. Industrial and commercial companies are increasingly relying upon captive insurance companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than buying insurance. We provide management and similar services for those alternative risk transfer programs. Additional competitive pressures arise from the entry of new market participants, such as banks, accounting firms and insurance carriers themselves, offering risk management or transfer services. Our market share has been stable in recent years. We believe that our strategies of building on our strong global franchise, expanding on our employee benefit capabilities, increasing our operating efficiencies and creating a single company culture will allow us to retain and gain clients in the competitive marketplace. We also believe that our market position will provide us with opportunities to acquire smaller companies with strong regional presence or specialized expertise.

Regulation

        The manner in which we conduct our business is subject to legal requirements and governmental and quasi-governmental regulatory supervision in the various countries in which we operate. These requirements are generally designed to protect our clients by establishing minimum standards of conduct and practice, particularly regarding the provision of advice and product information as well as financial criteria.

        In the United Kingdom, our business activities are regulated by the General Insurance Standards Council, as well as by the Financial Services Authority, which also conducts monitoring visits to assess our compliance with their requirements. Further, our clients have the right to file complaints with our regulators about our services, and the regulators may conduct an investigation or require us to conduct an investigation into these complaints. Our failure, or that of our employees, to satisfy the regulators that we are in compliance with their requirements or the legal requirements governing our activities, can result in disciplinary action, fines, reputational damage and financial harm. Lloyd's, whose regulatory responsibilities for our insurance broking activities in the United Kingdom were transferred to the General Insurance Standards Council on July 3, 2000, other than for complaints that arose prior to that date, has disciplined and fined a number of Lloyd's brokers and their employees for misconduct. This misconduct covered failures to maintain procedures and records and to act in the clients' best interests, particularly in the taking of commissions without appropriate disclosure.

        The European Union Insurance Mediation Directive was adopted on September 30, 2002 and all European Union member states will have to implement the Directive by January 2005. The Directive introduces rules to enable insurance and reinsurance intermediaries to operate and provide services within each member state of the EU on a basis consistent with the EU single market and customer protection aims. Each EU member state is required to ensure that the insurance and reinsurance intermediaries resident in their country are registered with a statutory body in that country and that each intermediary meets professional requirements in relation to their competence, good repute, professional indemnity cover and financial capacity. In the United Kingdom the statutory body will be the Financial Services Authority and as a consequence such body will replace the General Insurance Standards Council and will become the sole regulator over insurance and reinsurance intermediary activities in the United Kingdom.

        HM Treasury, whose regulatory functions have been delegated to the Financial Services Authority, will continue to regulate Sovereign Marine & General Insurance Company Limited (In Scheme of Arrangement) ("Sovereign") as an insurance company.

        Our activities in connection with insurance brokerage services and third party administration within the United States are subject to regulation and supervision by state authorities. Although the scope of regulation and form of supervision may vary from jurisdiction to jurisdiction, insurance laws in the United States are often complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. That supervision generally includes the licensing of insurance brokers and agents and third party administrators and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokerage and third party administration in the jurisdictions in which we currently operate is dependent upon our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions.

        All companies carrying on similar activities in a given jurisdiction are subject to that regulation, and we do not consider that these controls adversely affect our competitive position.

Employees

        As of December 31, 2002, we had approximately 10,450 employees worldwide of whom approximately 3,310 and 3,350 were employed in the United Kingdom and the United States, respectively, with the balance of approximately 3,790 being employed across the rest of the world.

Ethical Code

        We have adopted an Ethical Code applicable to all our employees which includes our Chairman and Chief Executive Officer, the Group Chief Financial Officer and all those involved in the Company's accounting functions. The Ethical Code is included in our Global Policy Manual which can be found in the "About Us" Section within the Business Principles Section on our website—www.willis.com. See Item 1 "Business—Available Information".

Risks Relating to our Business

        This section describes the material risks affecting the Group's business. These risks could materially affect the Group's business, its revenues, operating income, net income, net assets and liquidity and capital resources and, accordingly, should be read in conjunction with any forward-looking statements in this Annual Report on Form 10-K.

  Premiums and Commissions—We do not control the premiums on which our commissions are based, and volatility or declines in premiums may seriously undermine our profitability.

        We derive most of our revenues from commissions and fees for brokering and consulting services. We do not determine insurance premiums on which commissions are generally based. Historically, although commercial property and casualty pricing has been increasing over the last year, premiums have been cyclical in nature and have varied widely based on market conditions. From the late 1980s through late 2000, insurance premium rates generally declined as a result of a number of factors, including the expanded underwriting capacity of insurance carriers; consolidation of both insurance intermediaries and insurance carriers; and increased competition among insurance carriers.

        In addition, as traditional risk-bearing insurance carriers continue to outsource the production of premium revenue to non-affiliated agents or brokers such as ourselves, those insurance carriers may seek to reduce further their expenses by reducing the commission rates payable to those insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly undermine our profitability.

  Claims, Lawsuits and Proceedings—Our business, results of operations, financial condition or liquidity may be materially adversely affected by errors and omissions and the outcome of certain actual and potential claims, lawsuits and proceedings.

        We are subject to various actual and potential claims, lawsuits and proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Because we often assist our clients with matters, including the placement of insurance coverage and the handling of related claims, involving substantial amounts of money, errors and omissions claims against us may arise which in turn allege our potential liability for all or part of the amounts in question. Claimants can seek large damage awards and these claims can involve potentially significant defense costs. Such claims, lawsuits and proceedings could, for example, include allegations of damages for our employees or sub-agents failing, whether negligently or intentionally, to place coverage or notify claims on behalf of clients, to provide insurance carriers with complete and accurate information relating to the risks being insured or to appropriately apply funds that we hold for our clients on a fiduciary basis. We have established provisions against these items which we believe to be adequate in the light of current information and legal advice, and we adjust such provisions from time to time according to developments.

        While most of the errors and omissions claims made against us have, subject to our self-insured deductibles, been covered by our professional indemnity insurance, our business, results of operations, financial condition and liquidity may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we self-insure. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

        The principal actual or potential claims, lawsuits and proceedings to which we are currently subject are (i) claims relating to services provided by one of our UK subsidiaries, Willis Faber (Underwriting Management) Limited, to another subsidiary, Sovereign, that was engaged in insurance underwriting prior to 1991 as well as certain third party insurance companies; (ii) certain liabilities relating to the selling of personal pension plans to individuals in the United Kingdom from 1988 to 1994;

(iii) potential claims which could be asserted with respect to our placement of property and casualty insurance for a number of entities which were directly impacted by the September 11, 2001 destruction of New York's World Trade Center complex; (iv) potential claims arising out of various legal proceedings between reinsurers, reinsureds and their reinsurance brokers relating to personal accident excess of loss reinsurance placements for the years 1993 to 1998; and (v) claims relating to activities by a US subsidiary of ours, Baccala and Shoop Insurance Services, prior to 1984 for certain insurance issuing companies. See Item 3 "Legal Proceedings".

  Regulation—We are subject to insurance industry regulation worldwide. If we fail to comply with regulatory requirements, we may not be able to conduct our business.

        Many of our activities are subject to regulatory supervision in the various countries and jurisdiction in which we are based or our activities are undertaken. We have in the past failed to comply with some of these regulations and future failures to comply by us or our employees may occur. While past failures have resulted in insignificant fines, any failures reported in the future could lead to disciplinary action, including requiring clients to be compensated for loss, the imposition of more substantial fines and the possible revocation of our authorization to operate as well as reputational damage. In addition, changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, could from time to time require operational improvements or modifications at various locations which could result in higher costs or hinder our ability to operate our business. See Item 1 "Business—Regulation".

  Put and Call Arrangements—We have entered into significant put and call arrangements which may require us to pay substantial amounts to purchase shares in one of our associates. Those payments would reduce our cash flow and the funds available to grow our business.

        In connection with many of our investments in our associates, we retain rights to increase our ownership percentages of these associates over time and, in some cases, the existing owners also have a right to put their shares to us. The put arrangement in place for shares of our associate, Gras Savoye, may require us to pay substantial amounts to purchase those shares, which may cause a significant decrease in our liquidity and the funds available to grow our business. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        The rights under the put arrangement may be exercised through 2011, and if fully exercised, we would be required to buy shares of Gras Savoye, other than those held by its management, possibly increasing our ownership interest by 57% from 33% to 90%. Management shareholders of Gras Savoye, representing approximately 10% of the outstanding shares, do not have general put rights before 2011, but have certain put rights on their death, disability or retirement. Payments in connection with management put rights would not have exceeded $35 million if those rights had been fully exercised at December 31, 2002.

        Until 2005, the incremental 57% of Gras Savoye may be put to us at a price equal to the greater of approximately 800 million French francs ($128 million at December 31, 2002 exchange rates) or a price determined by a contractual formula based on earnings and revenue, which at December 31, 2002 would have amounted to approximately $197 million. After 2005, the put price is determined solely by the formula. The shareholders may put their shares individually at any time during the put period. The amounts we may have to pay in connection with the put arrangements may significantly exceed these estimates.

  Competition—Competition in our industry is intense, and if we are unable to compete effectively, we may lose market share and our business may be materially adversely affected.

        We face competition in all fields in which we operate, based on global capability, product breadth, innovation, quality of service and price. We compete with Marsh & McLennan and Aon, the two other providers of global risk management services, as well as with numerous specialist, regional and local firms. If we are unable to compete effectively against these competitors, we will suffer lower revenue, reduced operating margins and loss of market share.

        Competition for business is intense in all our business lines and in every insurance market, and the other two providers of global risk management services have substantially greater market share than we do. Competition on premium rates has also exacerbated the pressures caused by a continuing reduction in demand in some classes of business. For example, insureds have been retaining a greater proportion of their risk portfolios than previously. Industrial and commercial companies have been increasingly relying upon their own subsidiary insurance companies, known as captive insurance companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than buying insurance. Additional competitive pressures arise from the entry of new market participants, such as banks, accounting firms and insurance carriers themselves, offering risk management or transfer services. See Item 1 "Business—Competition".

  Dependence on Key Personnel—The loss of any member of our senior management, particularly our Chairman and Chief Executive Officer, or a significant number of our brokers could negatively affect our financial plans, marketing and other objectives.

        The loss of or failure to attract key personnel could significantly impede our financial plans, growth, marketing and other objectives. Our success depends to a substantial extent not only on the ability and experience of our senior management, particularly our Chairman and Chief Executive Officer, Joseph J. Plumeri, but also on the individual brokers and teams that service our clients and maintain client relationships. The insurance brokerage industry has in the past experienced intense competition for the services of leading individual brokers and brokerage teams, and we have lost key individuals and teams to competitors in the past. We believe that our future success will depend in large part on our ability to attract and retain additional highly skilled and qualified personnel and to expand, train and manage our employee base. We may not be successful in doing so, because the competition for qualified personnel in our industry is intense.

  International Operations—Our significant non-US operations, particularly those in the United Kingdom, expose us to exchange rate fluctuations and various risks that could impact our business.

        A significant portion of our operations is conducted outside the United States. Accordingly, we are subject to legal, economic and market risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates; imposition of limitations on conversion of foreign currencies into pounds sterling or dollars or remittance of dividends and other payments by foreign subsidiaries; hyperinflation in certain foreign countries; imposition or increase of investment and other restrictions by foreign governments; and the requirement of complying with a wide variety of foreign laws.

        We report our operating results and financial condition in US dollars. Our US operations earn revenue and incur expenses primarily in dollars. In the United Kingdom, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in pounds sterling. Outside the United States and the United Kingdom, we predominantly generate revenue and expenses in the local currency. The table below details the breakdown of revenues and expenses by currency in 2002.

	Pounds Sterling	US Dollars	Other Currencies
Revenues	14%	57%	29%
Expenses	36%	43%	21%

        Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. Furthermore, the mismatch between sterling revenues and expenses creates an exchange exposure. As the pound sterling strengthens, the dollars required to be translated into pounds sterling to cover the net sterling expenses increase, which then causes our results to be negatively impacted. Given these facts, the strength of the pound sterling relative to the US dollar has in the past had a material negative impact on our reported results. This risk could have a material adverse effect on our business financial condition, cash flow and results of operations in the future.

        Our policy is to convert into pounds sterling all revenues arising in currencies other than US dollars together with sufficient US dollar revenues to fund the remaining pounds sterling expenses. Outside the United Kingdom, only those cash flows necessary to fund mismatches between revenues and expenses are converted into local currency; amounts remitted to the United Kingdom are generally converted into pounds sterling. These transactional currency exposures are generally managed by entering into forward exchange contracts. It is our policy to hedge at least 25% of the next 12 months' exposure in significant currencies. We generally do not hedge exposures beyond three years.

Item 2—Properties

        We own and lease a number of properties for use as offices throughout the world and believe that our properties are generally suitable and adequate for the purposes for which they are used. The principal properties are located in the United Kingdom and the United States. Our headquarters at Ten Trinity Square in London is a landmark building which we own.

Item 3—Legal Proceedings

        General.    We are subject to various actual and potential claims, lawsuits and proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Similar to other corporations, we are also subject to a variety of other claims, including those relating to our employment practices. Some of those claims, lawsuits and proceedings seek damages in amounts which could, if assessed, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by professional indemnity or other appropriate insurance. In respect of self-insured deductibles, we have established provisions against these items which are believed to be adequate in the light of current information and legal advice, and we adjust such provisions from time to time according to developments. On the basis of current information, we do not expect that the outcome of the actual claims, lawsuits and proceedings to which we are subject or potential claims, lawsuits and proceedings relating to matters discussed below, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity.

        The most significant actual or potential claims, lawsuits and proceedings, of which we are currently aware are:

        Sovereign/WFUM.    Sovereign, a wholly owned subsidiary of ours, operated as an insurance company in the United Kingdom and from 1972 Sovereign's underwriting activities were managed by another wholly owned subsidiary of ours, Willis Faber (Underwriting Management) Limited, or WFUM. WFUM also provided underwriting agency and other services to third-party insurance companies, which we refer to as the stamp companies, some of which are long-standing clients of ours. As an underwriting agent, WFUM did not issue any contracts of insurance or reinsurance in its own name or retain any underwriting risks for its own account. As part of its services as agent, WFUM arranged insurance and reinsurance business on behalf of Sovereign and the stamp companies in the following main classes of insurance: marine, non-marine, casualty and aviation. WFUM also arranged reinsurance on behalf of Sovereign and the stamp companies through third-party brokers, as well as through brokers within our group of companies.

        In 1991, Sovereign ceased underwriting new business and WFUM ceased arranging new business on behalf of Sovereign and the stamp companies. From that time until August 1998, WFUM administered the business it arranged on behalf of Sovereign and the stamp companies, referred to as handling the "run-off" of the business. From 1998, the run-off services were transferred to a new subsidiary of ours which services have in turn been sub-contracted to a third party with experience in running off pools with an insolvent member. In the case of Sovereign, those services are provided directly by that third party. One of our subsidiaries has agreed with certain of the stamp companies to fund certain costs of the run-off, subject to certain agreed guidelines as to timing and amount. The amounts to be funded under the run-off arrangements are currently within the aggregate of the unused provisions we have made. However, we cannot assure you that the provisions will be adequate to cover the actual run-off costs over time. Although we expect the run-off of the business to be conducted in an orderly manner, it may ultimately prove to be a lengthy and expensive process.

        In July 1997, Sovereign received an adverse arbitration decision in respect of a dispute between Sovereign and one of its reinsurers regarding the enforceability of certain reinsurance which WFUM had arranged. The award is confidential and non-binding as to third parties. As a result of the decision, the directors of Sovereign determined that Sovereign could not continue to trade unless Willis Group provided unlimited financial support. Willis Group's directors decided that, in the interests of our shareholders, this support for Sovereign could not be justified. Accordingly, Sovereign's directors placed Sovereign into provisional liquidation on July 11, 1997. On January 5, 2000, a scheme of arrangement proposed by Sovereign to its creditors became effective. The stated purpose of the scheme of arrangement is to resolve Sovereign's liabilities and provide that Sovereign's business is run off in as orderly a manner as possible. Sovereign's provisional liquidators have been discharged from office and have been appointed as scheme administrators. On January 16, 2001, the scheme administrators announced an initial payment percentage of 30% payable out of Sovereign's assets. Those creditors with established scheme liabilities received payment by May 2001. Sovereign's assets are separate and distinct from ours, and any payment from Sovereign will have no effect on our results of operations, financial condition or liquidity.

        Following the adverse arbitration decision, Sovereign and certain of the stamp companies expressed concern about the enforceability of other reinsurance put in place by WFUM on behalf of Sovereign and the stamp companies. We understand Sovereign has recently prevailed in an arbitration to ensure that a reinsurer honors its obligations to Sovereign on similar facts to the previous adverse arbitration decision. The reinsurer failed to obtain permission to appeal to the English courts. We also understand that Sovereign and possibly some of the stamp companies have commenced arbitration proceedings with a number of other reinsurers that are at a preliminary stage. Accordingly, we cannot assure you that there will be no further arbitration decisions, court decisions or discounted settlements arising in the future that result in shortfalls in reinsurance recoveries for Sovereign or the stamp companies. Other reinsurers which underwrite Sovereign's or the stamp companies' reinsurance contracts may seek to challenge the enforceability of such contracts. The failure of Sovereign or the stamp companies to collect reinsurance following any adverse arbitration awards would increase the likelihood of them pursuing claims against WFUM.

        Sovereign and the stamp companies have reserved their rights generally in respect of such potential claims, and WFUM, Willis Group and certain of our brokerage subsidiaries have entered into standstill agreements which preserve the rights of potential claimants with respect to their potential claims. The scheme administrators and/or the stamp companies may seek to bring claims directly against Willis Group and hold it responsible for the liabilities of its subsidiaries. Although claims that Willis Group is liable merely because it is the subsidiary's parent are difficult to pursue successfully under English law, we cannot assure you that claims will not be made or, if made, that such claims could not succeed. The scheme administrators or the stamp companies may also seek to bring claims in respect of alleged acts or omissions of other subsidiaries or of Willis Group.

        We and our subsidiaries have not made any financial provisions in respect of possible future claims relating to alleged breach of duty by WFUM or otherwise, although if and to the extent that these claims are pursued it may be necessary for our affected subsidiaries to review the need for financial provisions. Those companies in our group with insurance protection have notified their insurance providers of certain potential claims. We do not know whether any of these claims will be made; the validity and amount of such claims and the extent, if any, to which they will be covered by insurance, after giving effect to the applicable deductibles, exclusions and limits, can be assessed only when and if these claims are made.

        We plan to continue to deal with the foregoing matters in our best interests and in a manner designed to assist an orderly run-off of the obligations of Sovereign and of the stamp companies while limiting the costs of resolution. It is possible that circumstances may lead the directors of WFUM to place WFUM in liquidation.

        Pension Review.    As is the case for many companies involved in selling personal pension plans to individuals in the United Kingdom from 1988 to 1994, we face liabilities as a result of the pension transfers and opt-outs review initiated by the UK government. Sellers of personal pension plans have been subject to liabilities based on claims that they allegedly mis-sold pension products or gave improper advice. In particular, the regulators of the companies that engaged in this business, such as our independent financial advisory business, Willis Corroon Financial Planning Limited, required these companies to compensate individuals who withdrew from their previous or existing company pension plans or who were otherwise advised to set up personal plans, to the extent that following withdrawal, and the consequent loss of the employer contribution, that individual's personal pension plan did not produce returns equal to those that would have been achievable with an employer's company-sponsored plan. Whether compensation is due to a particular individual, and the amount of any compensation, is dependent on the subsequent performance of the pension plan sold and the relative cost to reinstate that individual into his or her prior company pension plan. The pension review, as required by Willis Corroon Financial Planning Limited's regulator, is in its final stages and we expect to have paid all identified claims by December 31, 2003. The cost of the review has been met from provisions established in prior years. We expect the remaining provision of $23 million at December 31, 2002 will be sufficient to meet claim payments during 2003 and thereafter, although we cannot assure you that further claims will not arise and that the balance of the provision will be adequate to deal with future claims over time.

        World Trade Center.    We acted as the insurance broker, but not as an underwriter, for the placement of both property and casualty insurance for a number of entities which were directly impacted by the September 11, 2001 destruction of the World Trade Center complex, including Silverstein Properties LLC, which acquired a 99-year leasehold interest in the twin towers and related facilities from the Port Authority of New York and New Jersey in July 2001. Although the World Trade Center complex insurance was bound at or before the July 2001 closing of the leasehold acquisition, consistent with standard industry practice, the final policy wording for the placements was still in the process of being finalized when the twin towers and other buildings in the complex were destroyed on September 11, 2001. There are a number of lawsuits pending in the United States between the insured parties and the insurers for several placements, including the Silverstein property placement, but we are not a party to any of these lawsuits. The principal issue in dispute in the Silverstein property litigation is whether the September 11 events constituted one or more occurrences for the purposes of the relevant insurance policies, and the outcome of this issue will significantly impact the amount that the insurers ultimately pay on the property policies. Other disputes may also arise in respect of the World Trade Center insurance placed by us which could affect the Company, including claims by one or more of the insureds that we made culpable errors or omissions in connection with our brokerage activities. However, we do not believe that our role as broker will lead to liabilities which in the aggregate would have a material adverse effect on our results of operations, financial condition or liquidity.

        Insurance Market Dispute.    Various legal proceedings are pending, have been concluded or may commence between reinsurers, reinsureds and in some cases their intermediaries, including reinsurance brokers, relating to personal accident excess of loss reinsurance for the years 1993 to 1998. The proceedings principally concern allegations by reinsurers that they have sustained substantial losses due to an alleged abnormal "spiral" in the market in which the reinsurance contracts were placed, the existence and nature of which, as well as other information, was not disclosed to them by the reinsureds or their reinsurance broker. A "spiral" is a market term for a situation in which reinsureds and reinsurers reinsure each other with the effect that the same loss or portion of that loss moves through the market multiple times.

        The reinsurers concerned are taking the position that, despite their decisions to underwrite risks or a group of risks, they are no longer bound by their reinsurance contracts. As a result, they have stopped settling claims and are seeking to recover claims already paid. We also understand that there have been two arbitration awards in relation to a spiral, among other things, in which the reinsurer successfully argued that it was no longer bound by parts of its reinsurance program. Willis Limited, our principal insurance brokerage subsidiary in the United Kingdom, acted as the reinsurance broker or otherwise as intermediary, but not as an underwriter, for numerous personal accident reinsurance contracts, including for two contracts that were involved in one of the arbitrations. Due to the small number of reinsurance brokers generally, Willis Limited was one of a small number of brokers active in the market for this reinsurance during the relevant period. We also utilized other brokers active in this market as sub-agents, including brokers who are parties to the legal proceedings described above, for certain contracts and may be responsible for any errors and omissions they may have made. One proceeding brought by one of the reinsurers concerned commenced on January 21, 2002 (concluding in January 2003) in the English High Court against certain parties, including a sub-broker that Willis Limited used to place two of the contracts involved in this trial. This trial is the first major public proceeding relating to the alleged spiral and the judgment is not expected until the end of the first quarter. Although neither we nor any of our subsidiaries are a party to this or any other proceeding or arbitration, Willis Limited has entered into standstill agreements with certain of the principals to the reinsurance contracts placed at Willis Limited tolling the statute of limitations pending the outcome of proceedings between the reinsureds and reinsurers so that those reinsureds would not feel compelled to commence proceedings against Willis Limited in order to avoid the lapse of any claims they may have.

        As a result of the significant amount of underwriting losses that the underwriters for personal accident reinsurance have incurred, settlements between reinsureds and reinsurers have largely stopped. It is possible that reinsureds or reinsurers or other intermediaries may bring claims against Willis Limited or may ask Willis Limited to contribute to any settlements that may be reached. We understand that industry groups have been or are being formed with a view to seeking a market-wide settlement of claims arising in various years, and Willis Limited has been approached to join groups for certain years. Although at this time no claims are pending against Willis Limited and we have not joined any settlement effort, claims may be made against Willis Limited if reinsurers do not pay claims on policies issued by them. It is too early to know what amount of underwriting losses will be alleged to be attributable to an abnormal spiral or the other issues that may be raised, or what amount, if any, reinsureds or reinsurers or other intermediaries may seek to recover from Willis Limited. We have not reserved any amounts for potential claims other than in respect of legal costs relating to investigating these issues.

        Baccala and Shoop.    Prior to 1984, Baccala and Shoop Insurance Services, a US subsidiary, acted as managing general agent for certain insurance issuing companies, including three subsidiaries of The Hartford Financial Services Group, Inc. Since Baccala and Shoop ceased active operations in 1983, issuing companies (including Hartford) have notified Baccala and Shoop of potential errors and omissions claims against Baccala and Shoop. In August 1987, Baccala and Shoop, Hartford and Willis North America Inc. entered into a Standstill Agreement, amended in 1994, pursuant to which the statutes of limitations on Hartford's claims against Baccala and Shoop were tolled indefinitely in exchange for Hartford's agreement to forbear filing complaints against Baccala and Shoop based on these potential claims. Since 1983, the Group has paid approximately $7.9 million in settlement of errors and omissions claims brought by certain other issuing companies, including issuing companies that went into liquidation. Hartford has not stated what it believes to be its total aggregate losses potentially attributable to Baccala and Shoop. Willis Group has established provisions in connection with Baccala and Shoop-related claims, and believes such provisions to be adequate. However, we cannot assure you that the provisions will be adequate to cover claims over time.

Item 4—Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5—Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

        Our Shares have been traded on the New York Stock Exchange under the symbol "WSH" since June 11, 2001. The high and low closing prices of our Shares, as reported by the New York Stock Exchange, are set forth below for the periods indicated.

	Price Range Of Shares
	High	Low
2001:
June (from June 11, 2001)	$18.50	$16.00
July	$17.77	$16.25
August	$19.95	$16.75
September	$23.95	$17.60
October	$25.02	$22.45
November	$25.01	$22.20
December	$23.80	$23.00
2002:
January	$27.43	$21.70
February	$28.40	$26.55
March	$26.90	$24.70
April	$28.50	$24.65
May	$32.53	$27.86
June	$33.86	$31.36
July	$32.47	$25.20
August	$32.58	$28.35
September	$33.49	$30.25
October	$35.75	$30.51
November	$31.54	$27.61
December	$31.25	$28.40
2003:
January	$29.15	$26.05
February	$28.05	$24.79
March (through March 7, 2003)	$26.40	$23.48

        On March 7, 2003, the last reported sale price of our Shares as reported by the New York Stock Exchange was $26.25 per Share. As of March 7, 2003, there were approximately 950 shareholders of record of our Shares.

Dividends

        An initial quarterly dividend of $0.125 per Share, or $0.50 per Share per annum has been declared. The first dividend will be paid on April 15, 2003 to shareholders of record on March 31, 2003.

        There are no governmental laws, decrees or regulations in Bermuda which will restrict the remittance of dividends or other payments to non-resident holders of the Company's common stock. However, our ability to pay dividends is limited by the terms of some of our debt instruments of our subsidiaries, which restrict their ability to pay dividends directly or indirectly to us.

        On the date of this document there is no Bermuda income, corporation or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by us or our shareholders, other than shareholders ordinarily resident in Bermuda.

        Pursuant to the Exempted Undertakings Tax Protection Act 1966, as amended, we have received an undertaking from the Bermuda Ministry of Finance, that, in the event of there being enacted in Bermuda any legislation imposing withholding or other tax computed on profits or income, or computed on any capital assets, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax shall not until March 28, 2016 be applicable to us or to any of our operations, or to our Shares, debentures or other obligations except and so far as such tax applies to persons ordinarily resident in Bermuda and holding such shares, debentures or other obligations or any land leased or let to us in Bermuda.

        The gross annual amount of dividends paid to US shareholders will be treated as dividend income to these holders, to the extent paid out of current or accumulated earnings and profits, as determined under United States federal income tax principles. This income will be includable in the gross income of a US shareholder as ordinary income on the day received by the US shareholder. These dividends will not be eligible for the dividends received deduction allowed to corporations under the Internal Revenue Code of 1986, as amended.

        To the extent that the amount of any distribution exceeds our current and accumulated earning and profits for a taxable year, the distribution will first be treated as a tax-free return of capital, causing a reduction in the adjusted basis of the Shares. This will increase the amount of gain, or decrease the amount of loss, to be recognized by the US shareholder on a subsequent disposition of the shares of common stock, and the balance in excess of adjusted basis will be taxed as capital gain recognized on a sale or exchange.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information contained under the heading "Executive Compensation—Retirement and other Benefit Plans—Information Concerning Equity Compensation Plans" from the 2003 Proxy Statement is incorporated herein by reference.

Item 6—Selected Financial Data

        The selected consolidated financial data presented below should be read in conjunction with the audited consolidated financial statements of the Company and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The financial information as of December 31, 2002, 2001, 2000, 1999 and 1998 and for each of the four years ended December 31, 2002 and for the period from September 2, 1998 to December 31, 1998 reflects the financial position and results of operations of the Company. The financial information for the period from January 1, 1998 to September 1, 1998 reflects the results of operations of our predecessor.

        The selected consolidated financial data presented below as of and for each of the four years ended December 31, 2002 have been derived from the audited consolidated financial statements of the Company, which have been prepared in accordance with US GAAP. The selected consolidated financial data presented below for the period from September 2, 1998 to December 31, 1998 and as of December 31, 1998 have been derived from the audited consolidated financial statements of the Company, which were presented in US dollars and were prepared in accordance with UK GAAP with a reconciliation of net income and stockholders' equity from UK GAAP to US GAAP.

        The selected consolidated financial data presented below for the period from January 1, 1998 to September 1, 1998 have been derived from the audited consolidated financial statements of our predecessor. Those financial statements were presented in sterling and were prepared in accordance with UK GAAP with a reconciliation of net income from UK GAAP to US GAAP.

        The derived financial data presented below are stated in accordance with US GAAP.

	Predecessor	The Company
	January 1 to September 1,	September 2 to December 31,	Year ended December 31,
	1998(a)	1998(b)	1999	2000	2001	2002
	($ in millions, except per share data)
Statement of Operations Data:
Total revenues	$772	$413	$1,244	$1,305	$1,424	$1,735
General and administrative expenses (excluding non-cash compensation)	(655)	(374)	(1,136)	(1,062)	(1,054)	(1,214)
Non-cash compensation—performance options	—	—	—	—	(158)	(80)
Unusual items(c)	(59)	—	(47)	(18)	—	—
Depreciation expense	(26)	(14)	(41)	(37)	(33)	(34)
Amortization of goodwill and other intangible assets	(20)	(11)	(35)	(35)	(35)	(1)
Gain (loss) on disposal of operations	4	(2)	7	1	17	13

Operating income (loss)	16	12	(8)	154	161	419
Interest expense	(3)	(27)	(89)	(89)	(82)	(65)
Other expenses	—	(8)	(7)	—	—	—
Loss on closure of operations	(34)	—	—	—	—	—

(Loss) income before income taxes, equity in net earnings of associates and minority interest	(21)	(23)	(104)	65	79	354
Income tax expense	(22)	(7)	(7)	(33)	(62)	(141)
Equity in net earnings (loss) of associates	13	(4)	7	2	4	9
Minority interest	(1)	(10)	(28)	(25)	(19)	(12)

Net (loss) income	$(31)	$(44)	$(132)	$9	$2	$210

Net (loss) income per share—basic		$(0.50)	$(1.11)	$0.07	$0.01	$1.43
Net (loss) income per share—diluted		$(0.50)	$(1.11)	$0.07	$0.01	$1.28

Average number of shares outstanding
—basic		88	119	121	136	147
—diluted		88	119	121	148	164

Balance Sheet Data (as of period end):
Total assets(d)		$6,904	$6,969	$7,590	$8,949	$10,145
Net assets		601	513	529	712	879
Total long-term debt		1,040	988	958	787	567
Preference shares		267	269	272	—	—
Common shares and additional paid-in capital		365	401	410	867	960
Total stockholders' equity		321	226	238	696	854
Other Financial Data:
Capital expenditures	$33	$16	$41	$30	$40	$47

(a)
The selected consolidated financial data for the period from January 1, 1998 to September 1, 1998 have been derived from the audited consolidated financial statements of our predecessor. Those financial statements were presented in pounds sterling and were prepared in accordance with UK GAAP with a reconciliation of net income and stockholders' equity from UK GAAP to US GAAP. Upon conversion of the financial information, for purposes of disclosure in this document, the UK GAAP financial statement line items were adjusted for US GAAP differences. Certain reclassifications were made to conform to the current US GAAP presentation. For the period ended September 1, 1998, consolidated results of operations were translated into US dollars at the average exchange rate of $1.65.
(b)
The selected consolidated financial data for the period from September 2, 1998 to December 31, 1998 and as of December 31, 1998 have been derived from the audited consolidated financial statements of the Company. Those financial statements were presented in US dollars and were prepared in accordance with UK GAAP. Upon conversion of the financial information, for purposes of disclosure in this document, the UK GAAP financial statement line items were adjusted for US GAAP differences. Certain reclassifications were made to conform to the current US GAAP presentation.
(c)
Unusual items consist of the following:
•
restructuring charges relating to implementation of changes to our North American business processes, which were $11 million for the year ended December 31, 2000, representing excess operating lease obligations, and $7 million for the year ended December 31, 1999, representing employee termination benefits;
•
restructuring charges relating to the exit from certain US business lines for the year ended December 31, 2000 of $7 million. These consisted of $4 million of employee termination benefits, $1 million relating to excess operating lease obligations and $2 million relating to other costs. See Note 3 to the audited consolidated financial statements of the Company included elsewhere in this report;
•
charges relating to claims and costs associated with the government initiated review of personal pensions plans sold between 1988 and 1994 of $40 million for the year ended December 31, 1999 and $41 million for the period from January 1 to September 1, 1998. See Note 10 to the audited consolidated financial statements of the Company included elsewhere in this report; and
•
costs incurred in connection with the acquisition of our predecessor of $18 million for the period from January 1 to September 1, 1998.
(d)
As an intermediary, we hold funds in a fiduciary capacity for the account of third parties, typically as a result of premiums received from clients that are in transit to insurance carriers and claims due to clients that are in transit from insurance carriers. We report premiums, which are held on account of, or due from policyholders, as assets with a corresponding liability due to the insurance carriers. Claims held by, or due to, us which are due to clients are also shown as both assets and liabilities of ours. All those balances due or payable are included in insurance and reinsurance balances receivable and payable on the balance sheet. We earn interest on those funds during the time between the receipt of the cash and the time the cash is paid out. Fiduciary cash must be kept in certain regulated bank accounts subject to guidelines, which generally emphasize capital preservation and liquidity and is not generally available to service our debt or for other corporate purposes.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Company provides a broad range of value-added risk management consulting and insurance brokerage services, both directly and indirectly through its associates, to a diverse base of clients internationally. The Company provides specialized risk management advisory and other services on a global basis to clients in various industries, including the construction, aerospace, marine and energy industries. In its capacity as an advisor and insurance broker, the Company acts as an intermediary between clients and insurance carriers by advising clients on risk management requirements, helping clients determine the best means of managing risk and negotiating and placing insurance risk with insurance carriers through the Company's global distribution network. The Company also provides other value-added services.

        We generate revenue from commissions and fees on insurance placements and fees from consulting and other services. We also earn interest on premiums held before remittance to the insurer and on claims held before payment to the insured.

        The majority of our revenue is commission based and varies based upon the premiums on the policies we place on behalf of our clients. As such, when premium rates in the insurance market decline, as they have in certain markets in past years, we experience pressure on our revenues and earnings, and when pricing increases, we tend to benefit, although in both cases there are many conflicting factors, including changes in buying and selling behavior. Beginning in late 2000, market pricing generally began to move upward for the first time in recent years and this continued throughout 2001 and 2002. We anticipate premium rates will continue to rise during 2003.

        Like many insurance brokers, we earn revenue in an uneven fashion during the year, primarily due to the timing of insurance policy renewals. As many insurance and reinsurance policies incept and renew as of December 31 or January 1, we generate the majority of our revenues in the first and fourth calendar quarters. In 2002 for example, we generated 26% of our revenues in the first quarter and 28% of our revenues in the fourth quarter. The second and third quarters are less substantial revenue quarters, accounting for 24% and 22%, respectively, of 2002 revenues. General and administrative expenses (excluding non-cash compensation), however, are incurred on a relatively even basis throughout the year. As a result, we have historically earned the majority of our operating income in the first and fourth quarters, with the second and third quarters accounting for a lower percentage of full year operating income. Operating income in 2002, impacted by the effect of performance options and net gain on disposals, was $128 million, $30 million, $64 million and $197 million for the first, second, third and fourth quarters, respectively.

        We conduct our business in over 100 currencies. Accordingly, movements in foreign currency exchange rates affect our results. Our exposure to market risk from foreign currency exchange rates is discussed below under "Financial Risk Management". In the discussion below, we have expressed certain percentage changes in terms of constant currency, meaning that we have translated foreign currency amounts included in the totals for both periods using the same exchange rates rather than the applicable actual exchange rates.

        In recent years, we have completed a number of acquisitions and dispositions as part of our efforts to focus our business on our core broking activities and to expand our global capabilities. During 2002, we increased our investment in Willis GmbH, Germany's third largest insurance broker, from 45% to 78%. We also completed two acquisitions in Sweden, strengthening our leading share in that market place, and increased our ownership to 100% of certain businesses in Australia and Indonesia. In the fourth quarter of 2002, we announced the acquisition of Special Risk Advisors, a sports and entertainment insurance broker, based in Marietta, Georgia, and Sunaro, an employee benefits technology solutions company, based in Atlanta, Georgia. The aggregate purchase price of these acquisitions was $32 million. Subsequent to the 2002 year-end, we acquired the remaining 22% interest in Willis GmbH and increased our ownership of Willis Iberia to 77%, with our French associate, Gras Savoye, owning the other 23%.

        During 2001, we increased our investment in Willis Italia Holdings S.p.A. from 50.1% to 67% and acquired Richard N Goldman & Co ("Goldman"), an insurance broker based in San Francisco, California. In 2000, we acquired several businesses in Latin America, South Africa and Norway.

        During 2002, we disposed of two third-party administration units and several other non-core businesses. In 2001, we disposed of our 51% interest in Willis National, an independent financial advisory business and the PENCO programs division of our North America Wholesale operation.

Performance-based Stock Options

        During 2001 and 2002, our results were impacted by non-cash compensation charges for performance-based stock options. Management were granted these options, as part of the leveraged buyout in 1998, for meeting or exceeding specified 2001 and 2002 performance targets. These targets related to the cumulative consolidated cash flow and annual EBITDA (as defined) of our subsidiary, Willis Group Limited, for the years ended December 31, 2001 and 2002. The actual results for those years exceeded the targets and, accordingly, all the outstanding performance options were earned in full.

        These options are accounted for under the variable plan method, which required us to record non-cash compensation charges from the third quarter of 2001 when it became probable that the performance conditions would be satisfied. As a result, we recorded a non-cash charge of $158 million ($132 million, net of tax) in 2001 and a further $80 million ($67 million, net of tax) in 2002. These charges are based on the difference between the price of our stock at the respective year-ends and the exercise price, which is generally £2 per share, with the total cost being spread over the performance period. At the end of 2002, 85% of the total performance period had elapsed and a further 10% will elapse during 2003, which will result in a non-cash charge of approximately $28 million, with the remainder thereafter.

Critical Accounting Policies

        The Company's accounting policies are described in Note 2 to the consolidated financial statements. Management believes that the following policies are the most important to the portrayal of the Company's financial condition.

Revenue recognition

        The Company takes credit for commissions (or fees negotiated in lieu of commission) in respect of insurance placements at the date when the insured is billed or at the inception date of the policy, whichever is the later. Fees for other services are generally recognized as the services are provided. Negotiated fee arrangements for an agreed period covering the placement of multiple insurances and the provision of risk management or other services are becoming more widespread. This trend gives rise to judgments concerning the allocation of revenue between accounting periods. This allocation is determined, contract by contract, on the basis of the relative fair value of the services completed and the services yet to be rendered.

Pension Expense

        We maintain defined benefit pension plans that cover almost all our employees in the UK and US. Elsewhere, pension benefits are typically provided through defined contribution plans. The key assumptions in determining pension expense for the defined benefit plans are the expected long-term rate of return on plan assets, the expected long-term rate of compensation increase and the discount rate applicable to the plan liabilities.

        At December 31, 2002, the selected discount rates, based on AA-rated corporate bonds, were 5.6% for the UK plan liabilities and 6.5% for the US plan liabilities. A 0.25% change in these discount rates, in the absence of any other factors, would impact 2003 net pension expense by approximately $5 million. The selected long-term rates of return, based on the asset mix of the respective funds, were 7.25% for UK plan assets and 8.5% for US plan assets. A 0.25% change in the long-term rate of return would impact 2003 net pension expense by approximately $4 million.

Deferred tax

        At December 31, 2002, the Company had gross deferred tax assets of $302 million against which a valuation allowance of $100 million had been recognized. To the extent that the actual future taxable income in the periods during which the temporary differences are expected to reverse differs from current projections, or assumed prudent and feasible tax planning strategies fail to materialize, or new tax planning strategies are developed, or material changes occur in actual tax rates or loss carryforward time limits, the Company may adjust the deferred tax asset considered realizable in future periods. Such adjustments could result in a significant increase or decrease in the effective tax rate and have a material impact on our net income, although management does not believe that this is likely.

Provisions

        The Company has established provisions against actual and potential claims, lawsuits and proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Such provisions cover claims that have been reported but not paid and also claims that have been incurred but not yet reported. These provisions are established based on advice received from qualified professionals, including external legal advice, and are developed using actuarial principles and assumptions, including historical claim payment patterns. A significant change in historical payment patterns or increased frequency or severity of claims for errors and omissions could have a material effect on the Company's results of operations.

        Further, as detailed in Note 10 to the financial statements, the Company has established provisions for the costs of the UK review of personal pension plans sold to individuals between 1988 and 1994, for future lease rental payments of leasehold properties surplus to operational requirements and for discontinued operations. Although there remains some uncertainty as to the ultimate liability with respect to these matters, management believes that it is unlikely that the eventual outcome will have a material adverse effect on the Company's reported results.

Accounting Changes and Recent Accounting Pronouncements

        For a discussion of accounting changes and recent accounting pronouncements, see note 2 of Notes to the Consolidated Financial Statements contained elsewhere in this Report.

Operating Results—2002 compared with 2001

Summary

        Total revenues increased by $311 million (22%) to $1,735 million in 2002 from $1,424 million in 2001. Of this increase in revenues of 22%, approximately 2% arose from the effects of foreign currency exchange rate movements and approximately 2% was attributable to the effects of acquisitions and disposals. Adjusting for these items, total revenues on an underlying basis were 18% higher in 2002 than in 2001. We estimate the increase in revenues was due 55% to net new business growth and 45% due to the impact of higher premium rates prevailing in the market.

        Operating income increased by $258 million (160%) to $419 million in 2002 from $161 million in 2001. Excluding the non-cash compensation charge for performance-based stock options ($80 million in 2002 and $158 million in 2001) and the net gain on disposal of operations ($13 million in 2002 and $17 million in 2001), operating income increased by $184 million (61%) to $486 million in 2002 from $302 million in 2001. Of this increase of $184 million, $34 million arose from a change in the basis of amortizing goodwill and other intangible assets as described below. The effect of foreign currency exchange rate movements on operating income in 2002 was not material.

        Operating margin, defined as revenues less general and administrative expenses (excluding non-cash compensation), depreciation and amortization of goodwill and other intangible assets as a percentage of revenues, increased to 28% in 2002 compared with 21% in 2001, calculated as follows:

	Year ended December 31,
	2002	2001
	(millions)
Revenues	$1,735	$1,424
Deduct:
General and administrative expenses (excluding non-cash compensation)	1,214	1,054
Depreciation expense	34	33
Amortization of goodwill and other intangible assets	1	35

	$486	$302

Operating margin	28%	21%

        We use revenues less general and administrative expenses (excluding non-cash compensation) as a measure of cash generated by the businesses. Revenues less general and administrative expenses (excluding non-cash compensation), as a percentage of revenues, expanded to 30% from 26% in 2001, calculated as follows:

	Year ended December 31,
	2002	2001
	(millions)
Revenues	$1,735	$1,424
Deduct:
General and administrative expenses (excluding non-cash compensation)	1,214	1,054

	$521	$370

Revenues less general and administrative expenses (excluding non-cash compensation) as a percentage of revenues	30%	26%

Revenues

        Revenues consist of commissions and fees, which increased by $304 million (22%) to $1,661 million in 2002 from $1,357 million in 2001, and interest income, which increased by $7 million (10%) to $74 million in 2002 from $67 million in 2001.

        Global:    Revenues generated by our Global business increased by $151 million (20%) to $892 million in 2002 from $741 million in 2001. Of this increase in revenues of 20%, approximately 5% arose from the effects of foreign currency exchange rate movements. The disposal of Willis National in July 2001 had a negative impact of approximately 3% on increased revenues. Adjusting for these items, Global's revenues on an underlying basis increased by 18%. Global's reinsurance and specialty businesses, particularly aerospace and marine, continued to benefit from the rising premium rates prevailing in these markets, although there were some indications of the rate of growth slowing in some markets in the fourth quarter of 2002.

        North America:    Revenues generated by our North America business increased by $79 million (16%) to $585 million in 2002 from $506 million in 2001. The disposal of the third-party administration units, offset by the acquisition of Goldman, negatively impacted the increase in revenues by approximately 1%. Adjusting for these items, North America's revenues on an underlying basis increased by 17%. Middle market and upper middle market experienced significant premium rate increases across all lines.

        International:    Revenues generated by our International business increased by $81 million (46%) to $258 million in 2002 from $177 million in 2001. Of this increase in revenues of 46%, approximately 25% arose from our increased investment in Willis GmbH, which resulted in full consolidation as a subsidiary from January 1, 2002, and other acquisitions. The impact on increased revenues from the effects of foreign currency exchange rate movements was not significant. Adjusting for these items, International's revenues on an underlying basis increased by 21%, led by good performance in Continental Europe, Eastern Hemisphere (especially Australia) and Latin America. We believe that many new business wins resulted from coordinated efforts with our Global specialty businesses.

Expenses

        Total expenses increased by $53 million (4%) to $1,316 million in 2002 from $1,263 million in 2001. Excluding the non-cash compensation charges of $80 million and $158 million for performance-based stock options, and net gains of $13 million and $17 million on disposal of operations in 2002 and 2001, respectively, total expenses increased by $127 million (11%).

        General and administrative expenses (excluding non-cash compensation for performance-based stock options) were $1,214 million for 2002, up 15% from 2001. The effect of acquisitions and disposals accounted for approximately 4% of the 15% increase in general and administrative expenses. There was no significant impact from foreign currency exchange rate movements. Adjusting for these items, general and administrative expenses on an underlying basis were 11% higher in 2002 than in 2001. Much of the increase related to revenue generating expenses. We continued to invest in recruitment and training as well as systems and information technology to enhance our client service and management information capabilities. Increased revenues and profitability led to higher performance-based compensation. However, the growth rate in revenues more than outpaced expense growth leading to increased operating margins.

        Net pension expense in 2002 for our defined benefit pension plans was $2 million compared with a credit of $6 million in 2001 and a credit of $3 million in 2000. As a result of lower interest rates and declining values of our pension plan assets, we expect pension expense in 2003 will increase by between $15 million and $20 million.

        The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective from January 1, 2002. In accordance with SFAS 142, the Company no longer amortizes goodwill and other intangible assets that have an indefinite life but rather tests such assets at least annually for impairment. No impairment charges resulted from the implementation of SFAS 142 nor were any impairment charges subsequently recognized during 2002. Amortization of goodwill in 2001 amounted to $35 million. Acquired intangible assets with a finite useful life are being amortized over their expected useful lives. Amortization of intangible assets amounted to $1 million in 2002.

Operating Results—2001 compared with 2000

Summary

        Total revenues increased by $119 million (9%) to $1,424 million in 2001 from $1,305 million in 2000. The effect of foreign exchange rate movements had a negative impact of approximately 2% and the effect of acquisitions and disposals had a negative impact of approximately 1% on the 9% increase in total revenues. Adjusting for these items, total revenues on an underlying basis were 12% higher in 2001 than in 2000. The increase in revenues was primarily due to increased business from existing clients, new business exceeding lost business and generally higher premium rates and volumes.

        Operating income increased by $7 million (5%) to $161 million in 2001 from $154 million in 2000. Excluding the non-cash compensation charge in 2001 for performance-based stock options of $158 million, net gain on disposal of operations ($17 million in 2001 and $1 million in 2000) and restructuring costs ($18 million in 2000), operating income increased by $131 million (77%) to $302 million in 2001 from $171 million in 2000. The effect of foreign currency exchange rate movements on operating income in 2001 was not material.

        Operating margin, defined as revenues less general and administrative expenses (excluding non-cash compensation), depreciation and amortization of goodwill and other intangible assets as a percentage of revenues, increased to 21% in 2001 compared with 13% in 2000, calculated as follows:

	Year ended December 31,
	2001	2000
	(millions)
Revenues	$1,424	$1,305
Deduct:
General and administrative expenses (excluding non-cash compensation)	1,054	1,062
Depreciation expense	33	37
Amortization of goodwill and other intangible assets	35	35

	$302	$171

Operating margin	21%	13%

        We use revenues less general and administrative expenses (excluding non-cash compensation) as a measure of cash generated by the business. Revenues less general and administrative expenses (excluding non-cash compensation), as a percentage of revenues, expanded to 26% in 2001 from 19% in 2000, calculated as follows:

	Year ended December 31,
	2001	2000
	(millions)
Revenues	$1,424	$1,305
Deduct:
General and administrative expenses (excluding non-cash compensation)	1,054	1,062

	$370	$243

Revenues less general and administrative expenses (excluding non-cash compensation) as a percentage of revenues	26%	19%

Revenues

        Revenues consist of commissions and fees, which increased by $120 million (10%) to $1,357 million in 2001 from $1,237 million in 2000, and interest income, which decreased by $1 million (1%) to $67 million in 2001 from $68 million in 2000.

        Global:    Revenues generated by our Global business increased by $68 million (10%) to $741 million in 2001 from $673 million in 2000. The effect of foreign exchange rate movements had a negative impact of approximately 2% and the effect of the Willis National disposal in July 2001 had a negative impact of approximately 4% on the 10% increase in revenues. Adjusting for these items, Global's revenues on an underlying basis increased by 16%, with strong new business performance being supplemented by rising premium rates.

        North America:    Revenues generated by our North America business increased by $22 million (5%) to $506 million in 2001 from $484 million in 2000. The disposal of the PENCO programs division in January 2001 negatively impacted revenues by approximately 2%. Adjusting for this impact, North America's revenues on an underlying basis increased by 7%, primarily attributable to increased premium rates.

        International:    Revenues generated by our International business increased by $30 million (20%) to $177 million in 2001 from $147 million in 2000. The effect of foreign exchange rate movements had a negative impact of approximately 6% and our acquisitions in Norway, Colombia and South Africa contributed approximately 12% of the 20% increase in revenues. Adjusting for these items, International's revenues on an underlying basis increased by 14%. Most international insurance markets hardened in line with UK and US markets, although rates lagged in some countries.

Expenses

        Total expenses increased by $112 million (10%) to $1,263 million in 2001 from $1,151 million in 2000. Excluding the non-cash compensation charge of $158 million for performance-based stock options, and net gains of $17 million and $1 million on disposal of operations in 2001 and 2000, respectively, and $18 million of restructuring charges in 2000, total expenses decreased by $12 million (1%).

        General and administrative expenses (excluding non-cash compensation for performance-based stock options) were $1,054 million for 2001, down 1% from 2000. Severance and consulting expenses declined by $19 million in 2001 compared with 2000, equivalent to a decline of approximately 2% in expenses from 2000 to 2001. The effect of acquisitions and disposals was approximately 2% and the impact of foreign currency exchange rate movements was approximately 2%. Adjusting for these items, general and administrative expenses on an underlying basis were 5% higher in 2001 than in 2000. Much of this increase related to higher incentive payments arising from improved revenues and operating profits. Excluding these incentives and other expenses linked to revenue growth, expenses were flat in 2001 compared with 2000 as we eliminated waste and improved productivity.

Net Gain on Disposal of Operations

        In June 2002, we sold Safety Solutions, a small health and safety consulting business in the UK, recognizing a $1 million loss on disposal. In November 2002, we completed the sale of our life and health third-party administration unit, based in Nashville, Tennessee and Wichita, Kansas, recognizing a gain on disposal of $14 million. In July 2001, we sold our 51% interest in Willis National, a UK-based independent financial advisor, recognizing a gain on disposal of $22 million. In December 2001, we incurred a $5 million loss, including a net goodwill write-off of $3 million, on restructuring Willis Italia Holdings S.p.A., which involved the disposal of part of that business in exchange for an increase in our ownership of the remainder from 50.1% to 67%.

        The gain on disposal of $1 million in 2000 arose from the disposal of the business of E J Welton & Co Limited, a small UK-based wholesale broker.

Interest Expense

        Interest expense in 2002 was $65 million compared with $82 million in 2001 and $89 million in 2000, reflecting lower principal amounts of debt outstanding following early repayment of term loans under our senior credit facilities and the repurchase in the open market, and subsequent cancellation, of senior subordinated notes.

Income Taxes

        Income tax expense for 2002 amounted to $141 million, an effective rate of 40%. Adjusting for the non-cash compensation charge for performance options, for which approximately 60% of the total charge was non-deductible, acquisitions and disposals, the underlying tax rate for 2002 was 35%.

        Income tax expense for 2001 amounted to $62 million, an effective rate of 78%. This exceptionally high rate arose because tax deductions were not available for approximately 60% of the non-cash performance options charge and 100% of the goodwill amortization charge. Also, during 2001, there was a tax credit of $11 million which arose from the restructuring of certain subsidiary companies. Adjusting for these items, and the $6 million tax charge which arose from the disposal of operations, the underlying tax rate for 2001 was 36%.

        Income tax expense for 2000 amounted to $33 million, an effective rate of 51%. Excluding goodwill amortization charges and the need to establish valuation allowances against certain deferred tax asset balances that may not be recoverable, the underlying tax rate for 2000 was 34%.

        For 2003, we expect the underlying tax rate to remain at approximately the same level as 2002 before taking account of a proposed change in UK tax legislation. We expect the UK Government will pass tax legislation in the second or third quarter of 2003 granting a statutory tax deduction for the compensation cost attributable to exercises of stock options by UK employees. If the legislation is enacted as currently drafted, we would expect to establish a deferred tax asset and recognize a related tax benefit based upon the Company's share price and number of options outstanding at the end of the quarter in which the legislation is enacted. Had the proposed legislation been in force at December 31, 2002, we would have established a deferred tax asset and recorded an equivalent tax benefit of approximately $40 million.

Associates

        Equity in net income of our associates rose by $5 million to $9 million in 2002 as most of our associates, led by Gras Savoye in France, reported higher earnings. In 2001, equity in net income of our associates increased by $2 million to $4 million mainly from higher earnings of Gras Savoye and Willis GmbH. Willis GmbH became a subsidiary from January 1, 2002.

Minority Interest

        Excluding the dividends on our preference shares, which were repaid in June 2001, minority interest increased by $5 million in 2002 to $12 million. This increase was largely due to the consolidation of Willis GmbH from January 1, 2002, when that former associate became a subsidiary, and higher earnings of our less than wholly-owned subsidiaries, notably within Continental Europe. In 2001, minority interest excluding preference dividends increased by $5 million to $7 million as a result of higher earnings and acquisitions during 2000 in Latin America, South Africa and Norway.

Net Income

        Net income in 2002 increased by $208 million to $210 million ($1.28 per diluted share) from $2 million ($0.01 per diluted share) in 2001 and $9 million ($0.07 per diluted share) in 2000.

        Net income in both 2001 and 2002 was impacted by the non-cash charge for performance options and the net gain on disposal of operations. Net income in 2001 was also impacted by a non-recurring tax credit and 2000 was impacted by restructuring costs. The change in basis of amortizing goodwill and other intangible assets also affected the comparison.

        Management believes that operating cash earnings is a measure helpful to investors because it shows the results of our trading and finance costs without the impact of non-cash and non-recurring items. Operating cash earnings increased by $124 million (84%) in 2002 over 2001 having increased by

$93 million (172%) in 2001 over 2000. Operating cash earnings per diluted share were $1.62 in 2002, an increase of 64% over 2001. The reconciliation of operating cash earnings to net income is shown below:

	Year ended December 31,
	2002	2001	2000
	(millions, except per share data)
Net income, as reported	$210	$2	$9
Non-cash compensation—performance options (net of tax $13, $26, nil)	67	132	—
Amortization of goodwill and other intangible assets	1	35	35
Net gain on disposal of operations (net of tax $6, $6, nil)	(7)	(11)	(1)
Restructuring costs (net of tax $7)	—	—	11
Non-recurring tax credit arising from an internal restructuring	—	(11)	—

Operating cash earnings	$271	$147	$54

Average number of diluted shares outstanding, as reported	164	148	121
Dilutive effect of performance options assuming earned in full from beginning of 2002(1)	3	—	—

Average number of diluted shares outstanding, operating basis	167	148	121

Net income per diluted share, as reported	$1.28	$0.01	$0.07

Operating cash earnings per diluted share	$1.62	$0.99	$0.45

(1)
The average number of diluted shares outstanding for 2002, used in calculating Operating Cash Earnings per diluted share, assumes that the performance options had been earned in full from the beginning of 2002. Under US GAAP, performance options are only included in the reported average number of diluted shares outstanding from the beginning of the period in which the actual results exceeded the performance targets, which occurred in the third quarter of 2002.

Liquidity and Capital Resources

        As an intermediary, we hold funds generally in a fiduciary capacity for the account of third parties, typically as the result of premiums received from clients that are in transit to insurers and claims due to clients that are in transit from insurers. We report premiums, which are held on account of, or due from, clients as assets with a corresponding liability due to the insurers. Claims held by, or due to, us which are due to clients are also shown as both assets and liabilities. All these balances due or payable are included in accounts receivable and accounts payable on the balance sheet. We earn interest on these funds during the time between the receipt of the cash and the time the cash is paid out. Fiduciary cash must be kept in certain regulated bank accounts subject to guidelines, which generally emphasize capital preservation and liquidity, and is not generally available to service our debt or for other corporate purposes.

        Net cash provided by operations, which excludes fiduciary cash movements, increased to $343 million in 2002 from $221 million in 2001 and $79 million in 2000. These increases were due mainly to increasing revenue and widening operating margins over the three-year period.

        Although we discontinued our UK underwriting operations in 1991, we still handle the administration of claims arising from insurance business previously written by our subsidiary Willis Faber (Underwriting Management) Limited, on behalf of Sovereign Marine & General Insurance Company Limited (in Scheme of Arrangement) and third-party insurance carriers. Cash payments in connection with the renegotiated arrangements for administering the run-off amounted to $6 million during 2002, $3 million in 2001 and $6 million in 2000. We expect payments in 2003 will be around the same level as recent years.

        Cash payments in connection with the UK government-initiated review of personal pensions amounted to $12 million in 2002, $18 million in 2001 and $21 million in 2000. We expect expenditures will reduce further in 2003 as the majority of cases have now been settled.

        Capital expenditures for 2002, 2001 and 2000, less the proceeds from disposals of fixed assets, were $44 million, $35 million and $23 million, respectively. Much of the increased capital expenditure in 2002 related to information technology systems. This is being managed in a disciplined manner with future information technology expenditures not being committed ahead of cash generation. We expect capital expenditures for 2003 to rise modestly over 2002 levels. We have funded our requirements for capital expenditures by cash generated internally from operations and expect to continue to do so in the future.

        Our operating and investing cash flows excluding cash flows related to acquisitions and disposals of subsidiaries and associates, increased to $291 million in 2002 from $184 million in 2001 and $46 million in 2000. We use this measure as a measure of the cash generated by our operations that is available to finance acquisitions, debt repayments and dividends.

        Operating and investing cash flows excluding cash flows related to acquisitions and disposals of subsidiaries and associates is reconciled to net cash provided by operating activities and net cash used in investing activities as follows:

	Year ended December 31,
	2002	2001	2000
	(millions)
Net cash provided by operating activities, as reported	$343	$221	$79
Net cash used in investing activities, as reported	(50)	(10)	(41)
Deduct:
Net cash proceeds from sale of operations	(15)	(22)	(1)
Acquisitions of subsidiaries, net of cash acquired	13	—	8
Tax refund relating to prior acquisition	—	(5)	—
Investments in and advances to associates	—	—	1

Operating and investing cash flows excluding cash flows related to acquisitions and disposals of subsidiaries and associates	$291	$184	$46

        Cash used for acquisitions in 2002 amounted to $13 million (net of cash acquired), primarily incurred in acquiring Goldman and further interests in Willis GmbH. No cash was used for acquisitions in 2001. In 2000, cash used amounted to $8 million on acquisitions in Latin America and Norway. Net proceeds from the sale of operations in 2002 amounted to $15 million, mainly related to the disposal of the third-party administration units, and in 2001 amounted to $22 million from the sale of Willis National. Proceeds from disposals in 2000 amounted to $1 million.

        Cash used for financing activities amounted to $218 million in 2002 compared with $167 million in 2001 and $23 million in 2000. During 2002 debt repayments amounted to $221 million following repayments of $172 million in 2001 and $32 million in 2000. In 2001, the net proceeds of $282 million from our initial public offering were used to redeem the outstanding $273 million of preference shares in a subsidiary company.

        In February 2003, we declared an initial quarterly cash dividend of $0.125 per share, the annual cost of which will be approximately $74 million.

Contractual Obligations

        Our contractual obligations at December 31, 2002 were:

		Payments due by period
Obligations (millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior Credit Facility	$157	$—	$83	$74	$—
9% Senior Subordinated Notes	410	—	—	—	410
Operating leases	305	62	92	67	84
Put & call options relating to subsidiaries and associates(1)	338	246	17	18	57

Total contractual obligations	$1,210	$308	$192	$159	$551

(1)
Based on the earliest dates on which options could be exercised.

        In 1998, our wholly owned subsidiary, Willis North America, entered into a credit agreement consisting of a term loan facility of $450 million, and a revolving credit facility of $150 million. The term loans were drawn in full in 1998 to refinance certain existing indebtedness. During 2002, 2001 and 2000, repayments totaling $191 million, $60 million and $30 million, respectively, were made. As a consequence, we are ahead of our repayment schedule. As of December 31, 2002, the outstanding balance on the term loans was $157 million. The next mandatory repayment under the facility is not due until 2005, with final maturity in 2006. The revolving credit portion is available for working capital requirements and general corporate purposes, subject to certain limitations, and remained undrawn as of December 31, 2002.

        Willis North America entered into an interest rate swap agreement on December 4, 1998 with JPMorgan Chase Bank under which its LIBOR-based floating rate interest payment obligations on the full amount of the term loans have been swapped for fixed rate interest payment obligations, resulting in an effective base rate of 5.099% per annum, plus the applicable margin, until the final maturity of those term loans. The swap agreement provides for a reduction of the notional amount of the swap obligation on a semi-annual basis and, to the extent the actual amount outstanding under the term loans exceeds the notional amount at any time, Willis North America would be exposed to the risk of increased interest rates on that excess.

        In 1999, Willis North America issued $550 million of 9% senior subordinated notes, the proceeds from which were used to repay short-term facilities. The notes mature on February 1, 2009 and interest is payable on the notes semi-annually on February 1 and August 1 of each year. During 2002 and 2001, Willis North America, using cash from operations, repurchased in the open market and retired $29 million and $111 million, respectively, of these notes. There was no material gain or loss from the repurchase. As of December 31, 2002, the principal amount outstanding was $410 million.

        Total long-term debt outstanding at December 31, 2002 was $567 million, down 28% from $787 million at the end of 2001. Total stockholders' equity at December 31, 2002 was $854 million, resulting in a total long-term debt to capital ratio of 40%.

        Stockholders' equity of $854 million at December 31, 2002 is stated after recording a minimum pension liability adjustment of $167 million, net of deferred tax of $76 million. As a result of declining investment returns and a decrease in the value of investments held by the Company's defined benefit plans, the accumulated benefit obligations at that date exceeded the fair value of plan assets by $216 million.

        In connection with many of our investments in less than wholly-owned subsidiaries and associates, we retain rights to increase our ownership percentage over time, typically to a majority or 100%

ownership position. In addition, in certain instances, the other owners have a right, typically at a price calculated pursuant to a formula based on revenues or earnings, to put some or all of their shares to us.

        As part of our acquisition of 33% of Gras Savoye, we entered into a put arrangement, whereby the other shareholders in Gras Savoye (primarily two families, two insurance companies and Gras Savoye's executive management team) could put their shares to us. Until 2011, we will be obligated to buy the shares of certain shareholders to the extent that those shareholders put their shares, potentially increasing our ownership from 33% to 90% if all shareholders put their shares, at a price determined by a contractual formula based on earnings and revenue. Management shareholders of Gras Savoye (representing approximately 10% of shares) do not have general put rights before 2011, but have certain put rights on their death, disability or retirement from which payments, at December 31, 2002 based on the formula, would not have exceeded $35 million. Until 2005, the incremental 57% of Gras Savoye may be put to us at a price equal to the greater of approximately 800 million French francs ($128 million at December 31, 2002 exchange rates), or a price based on the formula, which at December 31, 2002 amounted to approximately $197 million. After 2005, the put price is determined solely by the formula. The shareholders may put their shares individually at any time during the put period.

        While neither we nor the management of Gras Savoye expect significant exercises of the puts, on a separate or aggregate basis, in the near to medium term, we nevertheless believe that, should the aggregate amount of shares be put to us, sufficient funds would be available to satisfy this obligation. In addition, we have a call option to move to majority ownership under certain circumstances and in any event by 2009. Upon exercising this call option, the remaining Gras Savoye shareholders have a put.

        As of December 31, 2002, we had cash and cash equivalents of $211 million, an increase of $83 million from December 31, 2001. We expect that internally generated funds will be sufficient to meet our foreseeable operating cash requirements, capital expenditures, scheduled debt repayments, the next of which is not due until 2005, and dividend payments. In addition, we have an undrawn $150 million revolving credit facility.

Off-Balance Sheet Transactions

        Apart from commitments, guarantees and contingencies, as disclosed in Note 17 of Notes to the Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

Financial Risk Management

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates. In order to manage the risk arising from these exposures, we enter into a variety of interest rate and foreign currency derivatives. We do not hold derivative or financial instruments for trading purposes.

        A discussion of our accounting policies for financial and derivative instruments is included in Note 2 of the consolidated financial statements and further disclosure is provided in Note 14 to the consolidated financial statements, included elsewhere in this report.

Foreign exchange risk management

        We report our operating results and financial condition in US dollars. Our US operations earn revenue and incur expenses primarily in US dollars. In the United Kingdom, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in pounds sterling. Outside the United States and the United Kingdom, we predominantly generate revenue and expenses in the local currency. The table below details the breakdown of revenues and expenses by currency in 2002.

	Pounds Sterling	US Dollars	Other currencies
Revenues	14%	57%	29%
Expenses	36%	43%	21%

        Our operations are exposed to foreign exchange risk arising from cash flows and financial instruments that are denominated in currencies other than the US dollar. Our primary foreign exchange risk arises from changes in the exchange rates between US dollars and pounds sterling. Our objective is to maximize our cash flow in US dollars. Our policy is to convert into pounds sterling all revenue arising in currencies other than US dollars together with sufficient US dollar revenues to fund the remaining pound sterling expenses. Outside the United Kingdom only those cash flows necessary to fund mismatches between revenues and expenses are converted into local currency; amounts remitted to the United Kingdom are generally converted into pounds sterling. These transactional currency exposures are generally managed by entering into forward exchange contracts. It is our policy to hedge at least 25% of the next 12 months' exposure in significant currencies. We do not generally hedge exposures beyond three years.

        The table below provides information about our foreign currency forward exchange contracts, which are sensitive to exchange rate risk. The table summarizes the US dollar equivalent amounts of each currency bought and sold forward and the weighted average contractual exchange rates. All forward exchange contracts mature within three years.

	Settlement date before December 31,
	2003		2004		2005
December 31, 2002	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	($ million)		($ million)		($ million)
Foreign currency sold
US dollars sold for sterling	70	$1.45=£1	37	$1.42=£1	17	$1.44=£1
Japanese Yen sold for sterling	13	Yen 164.33=£1	11	Yen 165.48=£1	6	Yen 162.61=£1
Euro sold for sterling	41	Euro 1.56=£1	27	Euro 1.54=£1	14	Euro 1.53=£1

Total	124		75		37

Fair Value(1)	8		4		2

	Settlement date before December 31,
	2002		2003		2004
December 31, 2001	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	($ million)		($ million)		($ million)
Foreign currency sold
US dollars sold for sterling	63	$1.49=£1	45	$1.44=£1	20	$1.41=£1
Japanese Yen sold for sterling	10	Yen 156.02=£1	7	Yen 157.79=£1	3	Yen 156.06=£1
Euro sold for sterling	20	Euro 1.59=£1	5	Euro 1.57=£1	—	—

Total	93		57		23

Fair Value(1)	1		1		—

(1)
Represents the difference between the contract amount and the cash flow in US dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2002 or 2001 at the forward exchange rates prevailing at that date.

Interest rate risk management

        We are subject to market risk from exposure to changes in interest rates based on our financing and investing activities. Our primary interest rate risk arises from changes in short-term interest rates in both US dollars and pounds sterling.

        Our operations are financed principally by variable rate bank borrowings and the 9% senior subordinated notes due 2009 issued by a subsidiary. Interest rate swaps are used to generate the desired interest rate profile and to manage our exposure to interest rate fluctuations. Our policy is to minimize our exposure to increases in the interest rates on our borrowings. Accordingly, the majority of our variable rate borrowings is currently hedged through the use of interest rate swaps to convert the borrowings to reflect a fixed rate of interest.

        As a consequence of our insurance and reinsurance broking activities, there is a delay between the time we receive cash for premiums and claims and the time the cash needs to be paid. We earn interest on this float, which is included in our consolidated financial statements as interest income. This float is regulated in terms of access and the instruments in which it may be invested, most of which are short-term in maturity. We manage the interest rate risk arising from this exposure primarily through the use of interest rate swaps. It is our policy that, for currencies with significant balances, a minimum of 25% of forecast income arising is hedged for each of the next three years.

        The table below provides information about our derivative instruments and other financial instruments that are sensitive to changes in interest. For interest rate swaps, the table presents notional principal amounts and average interest rates analyzed by expected maturity dates. Notional principal amounts are used to calculate the contractual payments to be exchanged under the contracts. The duration of interest rate swaps varies between one and five years, with an average re-fixing period of three months. Average variable rates are based on interest rates set at December 31, 2002 or 2001, as appropriate, or, in the case of interest rate swaps not yet started, at the rates prevailing at December 31, 2002 or 2001, as appropriate.

	Expected to mature before December 31,
December 31, 2002								Fair value(1)
	2003	2004	2005	2006	2007	Thereafter	Total
	($ million, except percentages)
Short-term investments
Principal ($)			7	17	7		31	31
Fixed rate receivable			6.42%	5.83%	5.82%		5.92%
Principal (£)			7	7	6	3	23	23
Fixed rate receivable			7.44%	7.67%	7.76%	6.25%	7.42%
Fiduciary investments
Principal ($)	118						118	118
Fixed rate receivable	1.30%						1.30%
Principal (Euro)	6		1	3		1	11	11
Fixed rate receivable	2.92%		2.90%	3.30%		4.40%	3.20%
Long-term debt
Principal ($)						410	410	439
Fixed rate payable						9.00%	9.00%
Principal ($)			83	74			157	157
Variable rate payable			3.24%	4.53%			3.94%
Interest rate swaps
Principal ($)	248	292	233	105			878	42
Fixed rate receivable	7.03%	4.97%	5.47%	5.92%			5.57%
Variable rate payable	1.39%	1.62%	1.95%	2.45%			1.66%
Principal ($)		157					157	(6)
Fixed rate payable		5.10%					5.10%
Variable rate receivable		1.72%					1.72%
Principal (£)	80	72	106	58			316	6
Fixed rate receivable	6.66%	5.66%	5.64%	5.51%			5.68%
Variable rate payable	3.98%	3.97%	4.20%	4.63%			4.04%
Principal (Euro)	16	29	32	32			109	3
Fixed rate receivable	4.70%	4.68%	4.56%	4.86%			4.70%
Variable rate payable	2.79%	2.79%	2.94%	3.21%			2.85%
Forward rate agreements
Principal ($)	140	70					210	1
Fixed rate receivable	3.69%	4.49%					3.96%
Variable rate payable	1.38%	1.48%					1.40%
Principal (£)	45						45	—
Fixed rate receivable	7.21%						7.21%
Variable rate payable	3.99%						3.99%

(1)
Represents the net present value of the expected cash flows discounted at current market rates of interest.

	Expected to mature before December 31,
December 31, 2001								Fair value(1)
	2002	2003	2004	2005	2006	Thereafter	Total
	($ million, except percentages)
Short-term investments
Principal ($)			5	7	12		24	24
Fixed rate receivable			5.49%	6.42%	5.53%		5.75%
Principal (£)			5	9	4		18	18
Fixed rate receivable			6.60%	7.17%	7.63%		7.20%
Fiduciary investments
Principal ($)	296						296	296
Fixed rate receivable	2.23%						2.23%
Principal (£)	83						83	83
Fixed rate receivable	4.91%						4.91%
Principal (Euro)	48						48	48
Fixed rate receivable	4.12%						4.12%
Long-term debt
Principal ($)						439	439	457
Fixed rate payable						9.00%	9.00%
Principal ($)				83	118	147	348	348
Variable rate payable				5.75%	6.95%	7.64%	7.02%
Interest rate swaps
Principal ($)	336	248	192	233	35		1,044	22
Fixed rate receivable	6.40%	6.50%	5.82%	5.39%	6.29%		5.91%
Variable rate payable	1.90%	3.21%	3.92%	4.51%	4.96%		4.15%
Principal ($)					328		328	(8)
Fixed rate payable					5.10%		5.10%
Variable rate receivable					4.10%		4.10%
Principal (£)	91	72	41	95			299	3
Fixed rate receivable	6.72%	6.64%	6.63%	5.64%			6.19%
Variable rate payable	4.01%	4.56%	5.16%	5.51%			5.20%
Principal (Euro)	22	6	25	27	9		89	1
Fixed rate receivable	4.49%	5.24%	4.68%	4.58%	4.55%		4.71%
Variable rate payable	3.26%	3.80%	3.93%	4.28%	4.49%		4.27%
Forward rate agreements
Principal ($)	210	280	70				560	—
Fixed rate receivable	2.53%	3.29%	4.49%				3.16%
Variable rate payable	2.18%	2.62%	3.64%				3.50%
Principal (£)		41					41	—
Fixed rate receivable		7.21%					7.21%
Variable rate payable		4.69%					4.69%

(1)
Represents the net present value of the expected cash flows discounted at current market rates of interest.

Item 8—Financial Statements and Supplementary Accounts

WILLIS GROUP HOLDINGS LIMITED

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Willis Group Holdings Limited
Hamilton, Bermuda

        We have audited the accompanying consolidated balance sheets of Willis Group Holdings Limited and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Willis Group Holdings Limited and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As explained in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets".

Deloitte & Touche
London, England
February 5, 2003

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2002	2001	2000
	(millions, except per share data)
REVENUES:
Commissions and fees	$1,661	$1,357	$1,237
Interest income	74	67	68

Total revenues	1,735	1,424	1,305

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1,214	1,054	1,062
Non-cash compensation—performance options (Note 13)	80	158	—
Depreciation expense	34	33	37
Amortization of goodwill and other intangible assets	1	35	35
Net gain on disposal of operations (Note 5)	(13)	(17)	(1)
Restructuring costs (Note 3)	—	—	18

Total expenses	1,316	1,263	1,151

OPERATING INCOME	419	161	154
Interest expense	65	82	89

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	354	79	65
INCOME TAX EXPENSE (Note 6)	141	62	33

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	213	17	32
EQUITY IN NET INCOME OF ASSOCIATES (Note 7)	9	4	2
MINORITY INTEREST (including preferred stock dividends of $12 in 2001 and $23 in 2000)	(12)	(19)	(25)

NET INCOME	$210	$2	$9

NET INCOME PER SHARE (Note 8)
—Basic	$1.43	$0.01	$0.07
—Diluted	$1.28	$0.01	$0.07

AVERAGE NUMBER OF SHARES OUTSTANDING (Note 8)
—Basic	147	136	121
—Diluted	164	148	121

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(millions, except per share data)
ASSETS
Cash and cash equivalents	$211	$128
Fiduciary funds—restricted (Note 9)	1,369	1,282
Short-term investments (Note 9)	54	42
Accounts receivable, net of allowance for doubtful accounts of $30 in 2002 and $25 in 2001	6,589	5,703
Fixed assets, net of accumulated depreciation of $129 in 2002 and $95 in 2001	213	185
Goodwill and other intangible assets, net of accumulated amortization of $118 in 2002 and $115 in 2001	1,262	1,201
Investments in associates (Note 7)	108	135
Deferred tax assets (Note 6)	151	75
Other assets	188	198

TOTAL ASSETS	$10,145	$8,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$7,725	$6,799
Deferred revenue and accrued expenses	233	163
Income taxes payable	169	75
Long-term debt (Note 11)	567	787
Provisions (Note 10)	129	140
Other liabilities	443	273

Total liabilities	9,266	8,237

COMMITMENTS AND CONTINGENCIES (Note 17)
MINORITY INTEREST	25	16
STOCKHOLDERS' EQUITY:
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 148,249,419 shares in 2002 and 147,635,170 shares in 2001	—	—
Additional paid-in capital	960	867
Retained earnings (accumulated deficit)	42	(165)
Accumulated other comprehensive (loss) income (Note 16)	(131)	5
Treasury stock, at cost, 886,255 shares in 2002 and 816,981 shares in 2001	(17)	(11)

Total stockholders' equity	854	696

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,145	$8,949

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001	2000
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$210	$2	$9
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on sale of subsidiary, fixed assets and short-term investments	(13)	(17)	2
Depreciation	34	33	37
Amortization of goodwill and other intangible assets	1	35	35
Provision for doubtful accounts	6	10	8
Minority interest	9	6	3
Provisions	(18)	(13)	(23)
Provision for deferred income taxes	(8)	(18)	(8)
Non-cash compensation expense attributable to performance options	80	158	—
Other	(6)	—	3
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	(22)	(320)	(124)
Accounts receivable	(563)	(1,142)	(742)
Accounts payable	547	1,446	851
Other	86	41	28

Net cash provided by operating activities	343	221	79

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of fixed assets	3	5	7
Additions to fixed assets	(47)	(40)	(30)
Net cash proceeds from sale of operations	15	22	1
Acquisitions of subsidiaries, net of cash acquired	(13)	—	(8)
Investments in and advances to associates	—	—	(1)
Tax refund relating to prior acquisition	—	5	—
Purchase of short-term investments	(21)	(16)	(32)
Proceeds on sale of short-term investments	13	14	25
Other, net	—	—	(3)

Net cash used in investing activities	(50)	(10)	(41)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(221)	(172)	(32)
Repayment of preference shares	—	(273)	—
Proceeds from initial public offering, net of offering costs	—	282	—
Purchase of treasury stock, net of sale proceeds	(1)	(11)	—
Proceeds from issue of shares	4	7	9

Net cash used in financing activities	(218)	(167)	(23)

INCREASE IN CASH AND CASH EQUIVALENTS	75	44	15
Effect of exchange rate changes on cash and cash equivalents	8	(4)	(7)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	128	88	80

CASH AND CASH EQUIVALENTS, END OF YEAR	$211	$128	$88

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	December 31,
	2002	2001	2000
	(millions, except share data)
COMMON SHARES OUTSTANDING (thousands)
Balance, beginning of year	147,635	123,698	120,568
Common shares issued	76	23,698	3,069
Exercise of stock options	538	239	61

Balance, end of year	148,249	147,635	123,698

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$867	$410	$401
Proceeds from issue of shares, net of offering costs of $30 in 2001	5	296	9
Non-cash compensation—performance options	80	158	—
Employee share plans	3	—	—
Gains on sale of treasury stock	5	3	—

Balance, end of year	960	867	410

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance, beginning of year	(165)	(167)	(176)
Net income	210	2	9
Employee share plans	(3)	—	—

Balance, end of year	42	(165)	(167)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year	5	(5)	1
Foreign currency translation adjustment	1	(4)	(8)
Cumulative effect of accounting change	—	8	—
Unrealized holding gains	2	1	2
Minimum pension liability adjustment	(167)	—	—
Net gain on derivative instruments	28	5	—

Balance, end of year	(131)	5	(5)

TREASURY STOCK
Balance, beginning of year	(11)	—	—
Cost of shares acquired	(7)	(11)	—
Shares reissued under stock compensation plans	1	—	—

Balance, end of year	(17)	(11)	—

TOTAL STOCKHOLDERS' EQUITY	$854	$696	$238

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY AND ITS OPERATIONS

        Business—Willis Group Holdings Limited ("Willis Group Holdings") and subsidiaries (collectively, the "Company") provide a broad range of value-added risk management consulting and insurance brokerage services, both directly and indirectly through its associates, to a diverse base of clients internationally. The Company provides specialized risk management advisory and other services on a global basis to clients in various industries, including the construction, aerospace, marine and energy industries. In its capacity as an advisor and insurance broker, the Company acts as an intermediary between clients and insurance carriers by advising clients on risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through the Company's global distribution network. The Company also provides other value-added services.

        Organization—Willis Group Holdings was incorporated on February 8, 2001 as an exempted company under the Companies Act 1981 of Bermuda, for the sole purpose of redomiciling the ultimate parent company of the Willis Group (comprised of TA I Limited and subsidiaries) from the United Kingdom ("UK") to Bermuda. On incorporation, Willis Group Holdings was wholly-owned by Profit Sharing (Overseas), Limited Partnership, an affiliate of Kohlberg Kravis Roberts & Co., L.P. and one of the existing stockholders of TA I Limited ("TA I").

        Willis Group Holdings, effective from May 8, 2001, exchanged its common shares for all the issued and outstanding ordinary shares of TA I ("the Exchange Offer"). As a result of the Exchange Offer, the former stockholders of TA I acquired a majority voting interest in Willis Group Holdings. Under accounting principles generally accepted in the United States of America ("US GAAP"), the company whose stockholders retain the majority interest in a combined business must be treated as the acquirer for accounting purposes. Accordingly, the transaction has been accounted for as a "reverse acquisition" for financial reporting purposes and TA I is deemed to have acquired 100% of the equity interest in Willis Group Holdings. The relevant acquisition process utilizes the capital structure of Willis Group Holdings and the assets and liabilities of TA I and subsidiaries (collectively, the "Predecessor") are recorded at historical cost. The Predecessor is the operating entity for financial reporting purposes and the financial statements prior to May 8, 2001 represent the Predecessor's financial position and results of operations. The assets and liabilities and results of operations of the Predecessor are included as of May 8, 2001. Although TA I was deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Willis Group Holdings as the surviving corporation did not change. For the period prior to June 11, 2001, the date of Willis Group Holdings' initial public offering, the computation of net income per share has been retroactively restated to reflect the number of shares received in the Exchange Offer.

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements of the Company have been prepared on the accrual basis of accounting. A summary of the major accounting policies followed in the preparation of the accompanying consolidated financial statements, which conform to US GAAP, is presented below.

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Willis Group Holdings and its subsidiaries, all of which are controlled through the ownership of a majority voting interest. Intercompany balances and transactions have been eliminated on consolidation.

        Foreign Currency Translation—Transactions in currencies other than the functional currency of the entity are recorded at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities in currencies other than the functional currency are translated at the rates of exchange prevailing at the balance sheet date and the related transaction gains and losses are reported in the statements of operations. Certain intercompany loans are determined to be of a long-term investment nature. The Company records transaction gains and losses from remeasuring such loans as a component of other comprehensive income.

        Upon consolidation, the results of operations of subsidiaries and associates whose functional currency is other than the US dollar are translated into US dollars at the average exchange rate and assets and liabilities are translated at year-end exchange rates. Translation adjustments are presented as a separate component of other comprehensive income in the financial statements and are included in net income only upon sale or liquidation of the underlying foreign subsidiary or associated company.

        Use of Estimates—The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the year. In the preparation of these consolidated financial statements, estimates and assumptions have been made by management concerning the selection of useful lives of fixed assets and intangible assets, provisions necessary for trade receivables and liabilities, the carrying value of investments, income tax valuation allowances and other similar evaluations. Actual results could differ from those estimates.

        Cash and Cash Equivalents—Cash and cash equivalents primarily consist of time deposits and certificates of deposit with original maturities of three months or less.

        Fiduciary Funds-Restricted—Fiduciary funds-restricted represent unremitted premiums received from insureds and unremitted claims received from insurers. Fiduciary funds are generally required to be kept in certain regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity; such funds are not available to service the Company's debt or for other corporate purposes. Notwithstanding the legal relationships with clients and insurers, the Company is entitled to retain interest income earned on fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds.

        Included in fiduciary funds-restricted are cash and cash equivalents, time deposits, certificates of deposit and debt securities. These securities are carried at fair market value, with unrealized gains and losses reported in other comprehensive income. Realized gains and losses on investments sold are included in net income and are derived using the specific identification method for determining the cost of securities.

        Accounts Receivable and Accounts Payable—In its capacity as an insurance agent or broker, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurers; the Company also collects claims or refunds from insurers on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. The obligation to remit these funds is recorded as accounts payable on the Company's consolidated balance sheets. The period for which the Company holds such funds is dependent upon the date the insured remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer. Balances arising from insurance brokerage transactions are reported as separate assets or liabilities unless such balances are due to or from the same party and a right of offset exists, in which case the balances are recorded net.

        Accounts receivable are stated at estimated net realizable values. Allowances are recorded, when necessary, in an amount considered by management to be sufficient to meet probable future losses related to uncollectible accounts. The write-off of accounts receivable was $2 million, $2 million and $7 million in the years ended December 31, 2002, 2001 and 2000, respectively.

        Short-Term Investments—The Company classifies all short-term investments as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value, with unrealized gains and losses reported in other comprehensive income. Realized gains and losses on investments sold are included in net income and are derived using the specific identification method for determining the cost of securities.

        Fixed Assets—Fixed assets are stated at cost less accumulated depreciation. Expenditures for improvements are capitalized; repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method based on the estimated useful lives of assets.

        Depreciation on buildings and long leaseholds is calculated over 50 years. Depreciation on leasehold improvements is calculated over the lesser of the useful life of the assets or the lease term. Depreciation on furniture and equipment is calculated based on a range of 3 to 25 years.

        The components of fixed assets are as follows:

	December 31,
	2002	2001
	(millions)
Land and buildings	$113	$98
Leasehold improvements	43	33
Furniture and equipment	186	149

Total fixed assets, cost	342	280
Less accumulated depreciation	(129)	(95)

Total fixed assets, net	$213	$185

        Recoverability of Fixed Assets—In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets and certain identifiable intangible assets held and used by a company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted future cash flow is less than the carrying amount of the asset, the asset is deemed impaired. The amount of the impairment is measured as the difference between the carrying value and the fair value of the asset. Generally, long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

        Goodwill—Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. The Company reviews goodwill for impairment whenever facts or circumstances indicate that the carrying amounts may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the underlying business operation are compared to the carrying amount of goodwill to determine if a write-down is required. If such an assessment indicates that the undiscounted future cash flows will not be recovered, the carrying amount is reduced to the estimated fair value. Acquired intangible assets are being amortized on a straight-line basis over their estimated useful life.

        Investments in Associates—Investments in entities less than 50% owned in which the Company has the ability to exercise significant influence are accounted for by the equity method of accounting whereby the investment is carried at cost of acquisition, plus the Company's equity in undistributed net income since acquisition, less dividends received. Investments in entities less than 20% owned are accounted for by the cost method. Such investments are not publicly traded. The Company periodically reviews its investments in associates for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the investment is written down to fair value. The amount of any write-down is included in the results of operations as a realized loss.

        Put and Call Options Relating to Subsidiaries and Associates—For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell (a put option) their shares to the Company at various dates in the future. Generally, the exercise price of such puts and calls is formula-based (using revenues and earnings) and is designed to reflect fair value. On inception of an option agreement, the Company records the puts and calls at fair value. The put and call options are subsequently marked to market at each reporting period with changes in value being recognized in the statements of operations.

        Derivative Financial Instruments—The Company uses derivative financial instruments for other than trading purposes to alter the risk profile of an existing underlying exposure. Interest rate swaps are used to manage interest risk exposures. Forward foreign currency exchange contracts are used to manage currency exposures arising from future income. The fair value of derivative contracts are recorded in other assets and other liabilities with changes in fair value of effective hedges recorded in other comprehensive income and changes in fair value of ineffective hedges recorded in general and administrative expenses. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings.

        Income Taxes—The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment date changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

        Pensions—The Company accounts for pension expense in accordance with SFAS No. 87, Employers' Accounting for Pensions. Pension information is presented in accordance with SFAS No. 132, Employers' Disclosures About Pensions and Other Post Retirement Benefits.

        Stock-Based Compensation—The Company accounts for its stock option and stock-based compensation plans using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Accordingly, the Company computes compensation costs for each employee stock option granted as the amount by which the quoted market price (or estimated fair value for options granted before the initial public offering) of the Company's shares on the date of the grant exceeds the amount the employee must pay to acquire the shares. As required by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company has included, in Note 13, the required SFAS 123 pro forma disclosures of net income and net income per share as if the fair value-based method of accounting had been applied.

        Revenue Recognition—Revenue includes insurance commissions, fees for services rendered, certain commissions receivable from insurance carriers and interest income.

        The Company takes credit for commissions (or fees negotiated in lieu of commission) in respect of insurance placements at the date when the insured is billed or at the inception date of the policy, whichever is later. Commissions on additional premiums and adjustments are recognized as and when advised. Fees for consulting services are recorded as the services are provided or, for short-term projects, on completion of the project. Fees for other services, including captive management and third party administration, are recognized over the period for which the services are rendered. The Company establishes contract cancellation reserves where appropriate. At December 31, 2002, 2001 and 2000, such amounts were not material.

        Commissions receivable from insurance carriers such as commissions contingent on the performance of insurance policies placed are recognized at the earlier of the date when cash is received, or when formal, written notification of the actual amount due is received from the insurance carrier. If some of the commissions received are potentially subject to full or partial repayment to the carrier, then recognition is deferred until the conditions for repayment have passed. Interest income is recognized as earned.

        Accounting Changes and Recent Accounting Pronouncements—SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, was effective for the Company from January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Gains or losses resulting from changes in the value of derivatives are accounted for depending on the intended use of the derivative and whether they qualify for hedge accounting. The adoption of SFAS 133, effective January 1, 2001, resulted in an increase in other comprehensive income, net of tax, of $8 million reported as the cumulative effect of adopting an accounting principle.

        In April 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 addresses a number of different issues and is effective at various dates during 2002 and 2003. The Company has assessed the potential impact of the adoption of SFAS 145 and concluded that there is no material impact to its financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 at January 1, 2003 will not have a material impact on the Company's financial position or results of operations, but that adoption could, in future, affect the timing of when certain costs associated with exit or disposal activities are recognized.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. These three alternatives are: (1) the prospective method which recognizes fair value expense for all awards granted in the year of adoption but not previous awards; (2) the modified prospective method which recognizes fair value expense for the unvested portion of all stock options granted, modified, or settled since 1994 (i.e., the unvested portion of the prior awards or those granted in the year of adoption must be recorded using the fair value method); or (3) retroactive restatement method which is similar to the modified prospective method except that all prior periods are restated. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. Management is still assessing the impact of SFAS 148.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 specifies certain accounting and disclosure requirements for guarantees to third parties including indebtedness. FIN 45 is effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company has assessed the potential impact of the adoption of FIN 45 and concluded that there is no material impact on the Company's financial position or results of operations.

        Reclassifications—Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

3.    RESTRUCTURING COSTS

        The Company recorded a restructuring charge of $18 million primarily for employee termination benefits and excess operating lease obligations as a result of restructuring plans during the year ended December 31, 2000.

        In 1999, the Company announced a comprehensive restructuring plan to segment accounts, eliminate unprofitable accounts and activities, consolidate several sales process functions and streamline and centralize client service functions in the North American operations. This restructuring plan resulted in the Company recording a charge of $11 million representing excess operating lease obligations (net of expected sublease income) in 2000.

        In 2000, the Company developed a plan to exit certain business lines including the sale of the municipality business of Public Entities National Company ("PENCO"), part of the US wholesale operations, and the sale of certain other non-strategic businesses. As a result of this plan, it was expected that approximately 250 employees would be terminated. The sale of the municipality business of PENCO was completed in January 2001 and the sale of certain third party administration businesses were completed during 2002. Restructuring charges of $7 million were recorded by the Company in the fourth quarter of 2000, representing $4 million of employee termination benefits and $3 million of other exit costs relating to these plans. At December 31, 2002, 239 employees had been transferred or terminated.

        The amounts used in the year ended December 31, 2002, were $3 million (2001: $6 million; 2000: $10 million) representing employee termination benefits of $nil (2001: $3 million; 2000: $6 million) and excess operating lease obligations and other exit costs of $3 million (2001: $3 million; 2000: $4 million). Consequently, at December 31, 2002, the balance of restructuring charges was $6 million (2001: $9 million; 2000: $15 million), representing employee termination benefits $2 million (2001: $2 million; 2000: $5 million) and excess operating lease obligations and other exit costs of $4 million (2001: $7 million; 2000: $10 million).

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), with effect from January 1, 2002. Upon initial adoption of SFAS 142, reclassification of the carrying amounts of previously acquired intangible assets was not required.

        A reconciliation table is provided to exclude the effect of goodwill amortization in accordance with the transitional disclosures relating to SFAS 142. Results for the year ended December 31, 2002 have been prepared in accordance with SFAS 142.

	Years ended December 31,
	2002	2001	2000
	(millions, except per share data)
Net income, as reported	$210	$2	$9
Amortization of goodwill	—	35	35

Adjusted net income	$210	$37	$44

Basic net income per share, as reported	$1.43	$0.01	$0.07
Amortization of goodwill	—	0.26	0.29

Adjusted basic net income per share	$1.43	$0.27	$0.36

Diluted net income per share, as reported	$1.28	$0.01	$0.07
Amortization of goodwill	—	0.24	0.29

Adjusted diluted net income per share	$1.28	$0.25	$0.36

        A transitional assessment of goodwill impairment at January 1, 2002 was completed by June 30, 2002. Management concluded that the fair value of the Company's individual reporting units exceeded the carrying value of the net assets including goodwill, and hence this process did not result in any impairment being recorded on adoption of SFAS 142.

5.    ACQUISITIONS AND DISPOSITIONS

        Acquisitions—On January 1, 2002 the Company acquired a further 22%, in addition to the 45% already owned, in Willis GmbH, Germany's third largest insurance broker, to improve the Company's market position and broaden its global offering and capabilities on behalf of its clients. Accordingly, Willis GmbH has been accounted for as a subsidiary from January 1, 2002. A further 11% interest was acquired on September 30, 2002. The aggregate cash purchase price for the further 33% interest was $23 million, of which $5 million was deferred to 2003. The Company initially recorded goodwill of $20 million pending completion of the purchase price allocation. In January 2003, the Company acquired the remaining 22% interest in Willis GmbH.

        The following table provides supplemental pro forma information about the Company's results of operations as though the business combination had been completed as of the beginning of the reporting periods:

	Years ended December 31,
	2002 Actual	2001 Pro forma
	(millions, except per share data)
Total revenues	$1,735	$1,475
Income before income taxes, equity in net income of associates and minority interests	354	83
Net income	210	3

Net income per share
—Basic	$1.43	$0.02
—Diluted	$1.28	$0.02

        During 2002, in addition to the acquisition of Willis GmbH, the Company also acquired, or increased its investments in, a number of other businesses. The aggregate purchase price of these acquisitions approximated $9 million, inclusive of deferred payments amounting to $4 million. During 2001 and 2000, the Company acquired, or increased its investments in, a number of businesses. The aggregate purchase price of all acquisitions completed during 2001 and 2000 approximated $25 million and $12 million, respectively, inclusive of deferred payments amounting to $4 million in 2000. Additional consideration of up to $4 million is payable in future periods contingent upon future revenues of the acquired businesses reaching specified thresholds.

        All of these transactions were recorded using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses and the Company's increased share of the undistributed net income of associates have been included in the Company's consolidated results from their respective acquisition dates. The assets acquired and liabilities assumed were recorded at estimated fair values. Pro forma results from these acquisitions would not have been materially different from the amounts reported.

        The preliminary purchase price allocations for the acquisitions are subject to adjustment during the year following acquisition.

        Dispositions—In November 2002, the Company completed the sale of its Life and Health third-party administration business. The gain on disposal of $14 million included a goodwill write off of

$3 million and has been recorded in the statement of operations. Total proceeds relating to other disposals in 2002 were not material.

        In July 2001, the Company completed the sale of its 51% interest in Willis National Holdings Limited. The gain on disposal amounted to $22 million and has been recorded in the statement of operations. In December 2001, the Company completed a restructuring of Willis Italia Holdings S.p.A. in which a subsidiary of that entity was disposed of in exchange for an increase in the Company's investment in Willis Italia Holdings S.p.A. from 50.1% to 67%. The loss on disposal of $5 million included a net goodwill write-off of $3 million. Total proceeds relating to 2000 were not material.

6.    INCOME TAXES

        The components of income before income taxes, equity in net income of associates and minority interest are as follows:

	Years ended December 31,
	2002	2001	2000
	(millions)
US	$84	$15	$21
UK	188	10	23
Other jurisdictions	82	54	21

Income before income taxes, equity in net income of associates and minority interest	$354	$79	$65

        The provision for income taxes by location of the taxing jurisdiction consisted of the following:

	Years ended December 31,
	2002	2001	2000
	(millions)
Current income taxes:
US federal tax	$41	$27	$13
US state and local taxes	12	10	5
UK corporation tax	70	30	4
Other jurisdictions	26	12	14

Total current taxes	149	79	36

Deferred taxes:
US federal tax	(25)	(23)	(5)
US state and local taxes	(4)	(6)	(1)
UK corporation tax	22	9	6
Other jurisdictions	(1)	3	(3)

Total deferred taxes	(8)	(17)	(3)

Total income taxes	$141	$62	$33

        Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on its income, profits or capital gains. The following table reconciles the income tax expense in these financial statements to that which would be expected at the US federal statutory income tax rate:

	Years ended December 31,
	2002	2001	2000
	(millions)
Income before income taxes, equity in net income of associates and minority interest	$354	$79	$65

Corporation tax rate	35%	35%	35%

Income tax expense at corporation tax rate	124	28	23
Adjustments to derive effective rate:
Non-deductible items:
Goodwill and other intangible assets amortization	1	13	13
Stock options	16	31	—
Other	6	(4)	10
Other items:
Change in valuation allowance	—	—	(3)
Prior year adjustment	(5)	(1)	(1)
Tax differentials of foreign earnings:
UK earnings	(13)	(5)	(2)
Other jurisdictions	12	1	4
Other	—	(1)	(11)

Provision for income taxes	$141	$62	$33

        The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

	December 31,
	2002	2001
	(millions)
Deferred tax assets:
Accrued expenses not currently deductible	$16	$12
UK net operating losses	29	29
UK capital losses	71	63
Accrued retirement benefits	91	19
Provisions	25	27
Deferred compensation	18	16
Stock options	45	30
Other	7	3

Gross deferred tax assets	302	199
Less: valuation allowance	(100)	(92)

Net deferred tax assets	202	107

Deferred tax liabilities:
Financial derivative transactions	19	5
Prepaid retirement benefits	14	8
Tax-leasing transactions	9	11
Other	9	8

Deferred tax liabilities	51	32

Net deferred tax assets	$151	$75

        At December 31, 2002, the Company had a valuation allowance of $100 million (2001: $92 million) to reduce its deferred tax assets to estimated realizable value. The valuation allowance relates to the deferred tax assets arising from UK tax operating loss carryforwards and UK capital loss carryforwards, both of which have no expiration date. UK tax operating loss carryforwards can only be used against income arising in certain UK subsidiaries. In addition, the capital loss carryforwards can only be offset against future UK capital gains.

        At December 31, 2002, the Company had deferred tax assets of $202 million, net of the valuation allowance. Management believes, based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, and prudent and feasible tax-planning strategies, it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised. In the event that the valuation allowance of $100 million at December 31, 2002 (2001: $92 million) is reduced in future years to recognize deferred tax assets, $71 million (2001: $63 million) will be allocated to reduce goodwill.

        The Company recognizes a deferred tax liability related to the undistributed earnings of subsidiaries when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. The Company does not, however, provide for income taxes on the unremitted earnings of certain other subsidiaries where, in management's opinion, such earnings have been indefinitely reinvested in those operations, or will be remitted either in a tax free liquidation or as dividends with taxes substantially offset by foreign tax credits. It is not practical to determine the amount of unrecognized deferred tax liabilities for temporary differences related to these investments.

7.    INVESTMENTS IN ASSOCIATES

        The Company holds a number of investments which it accounts for using the equity method. The Company's interest in the outstanding stock of the more significant associates is as follows:

		December 31,
	Country	2002	2001
Al-Futtaim Willis Faber (Private) Limited	Dubai	49%	49%
Willis GmbH & Co., K.G. (Note 5)	Germany	—	45%
Gras Savoye & Cie ("Gras Savoye")	France	33%	33%
Willis A/S	Denmark	30%	30%
Herzfeld & Levy SA	Argentina	40%	40%

        Of those listed above, the Company's principal investment as of December 31, 2002 and 2001 is Gras Savoye, a French insurance broker. Included in the carrying amount of the Gras Savoye investment is goodwill of $72 million and $72 million, net of accumulated goodwill amortization of $7 million and $7 million as of December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, the Company's other investments in associates individually and in the aggregate were not material to the Company's operations.

        On July 23, 1997, the Company entered into an agreement with Gras Savoye whereby, among other things, the co-shareholders of Gras Savoye (other than management) have the right to sell (put option) their shares to the Company possibly increasing the Company's ownership interest from 33% to 90%. The option expires in 2011 and Gras Savoye's eligible co-shareholders may exercise their rights from January 1, 2001. In addition, the Company has the right to purchase (call option) at least 50.1% of Gras Savoye's shares from the co-shareholders. The call option is exercisable from December 1, 2009. The exact amount payable by the Company under the put and call is based on the greater of a price per Gras Savoye share defined contractually or a formula-based price contingent on Gras Savoye's future results.

        Unaudited condensed financial information for associates, in the aggregate, as of and for the years ended December 31, is presented below. For convenience purposes: (i) balance sheet data has been translated to US dollars at the relevant year-end exchange rate, and (ii) condensed statement of operations data has been translated to US dollars at the relevant average exchange rate.

	2002	2001	2000
	(millions)
Condensed statement of operations data:
Net sales	$294	$307	$286
Income before income taxes	44	35	33
Net income	30	24	17
Condensed balance sheet data:
Total assets	1,017	742
Total liabilities	(919)	(665)
Stockholders' equity	(98)	(77)

8.    NET INCOME PER SHARE

        Basic net income per share is calculated by dividing net income by the average number of shares outstanding during each period. The computation of diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company.

        The computation of net income per share has been retroactively restated to reflect the number of shares of Willis Group Holdings, after consummation of the Exchange Offer.

        For the year ended December 31, 2002, time-based and performance-based options to purchase 19,514,534 and 11,091,859 (2001: 19,266,392 and 11,274,672; 2000: 17,865,957 and 11,608,109) shares, respectively, and 198,174 restricted shares (2001 and 2000: nil), respectively, were outstanding. Basic and diluted net income per share are as follows:

	Years ended December 31,
	2002	2001	2000
	(millions, except per share data)
Basic average number of shares outstanding	147	136	121
Dilutive effect of potentially issuable shares	17	12	—

Diluted average number of shares outstanding	164	148	121

Basic net income per share	$1.43	$0.01	$0.07
Dilutive effect of potentially issuable shares	(0.15)	—	—

Diluted net income per share	$1.28	$0.01	$0.07

        During the third quarter of 2002, the reported results for the nine months ended September 30, 2002 exceeded the performance criteria (based on the twelve months' results ending December 31, 2002) necessary to trigger the vesting of the performance options. In accordance with SFAS No. 128, Earnings per Share, such potentially issuable shares have been included in the calculation of the average number of diluted shares from the beginning of the third quarter.

        For the year ended December 31, 2000, time-based options to purchase 17,865,957 of management shares were outstanding. The exercise price of these options was established based on management's estimate of the fair value of these options on the measurement dates. In addition, the Predecessor's shares were not publicly traded during this period and, in the opinion of management, the average market value was not in excess of the exercise price. Accordingly, such options had no dilutive nor antidilutive effect on net income per share for the year ended December 31, 2000.

9.    FIDUCIARY FUNDS—RESTRICTED AND SHORT-TERM INVESTMENTS

        The Company's fiduciary funds-restricted and short-term investments consist of cash, time deposits, certificates of deposit and debt securities. Accrued interest on investments is recorded as other assets.

        The debt securities are recorded at fair market value. Fair market value is based upon the market price of the security plus accrued interest, if any. Unrealized holding gains and losses are reported, net of tax, as a component of other comprehensive income. As of December 31, 2002 and 2001, the amortized cost of securities approximated fair value.

        Realized gains and losses, net of tax, on debt securities are included in net income. During 2002, 2001 and 2000, sales of debt securities totaled $36 million, $21 million and $52 million, respectively, on which realized gains and losses were not material to the consolidated results of the Company.

        Fiduciary funds-restricted and short-term investments consist of the following:

	December 31,
	2002	2001
	(millions)
Fiduciary funds-restricted:
Cash and cash equivalents(1)	$1,240	$855
Certificates of deposits	69	416
US Treasury bills(2)	9	7
Time deposits	51	4

	$1,369	$1,282

Short-term investments(2):
US Government securities	$6	$4
UK Government securities	2	3
Other foreign government securities	17	21
Corporate debt securities	29	14

	$54	$42

(1)
Cash and cash equivalents primarily consist of time deposits and certificates of deposit with original maturities of three months or less.

(2)
Debt securities classified as available-for-sale.

10.  PROVISIONS

        Provisions as of and for the years ended December 31, are as follows:

	Claims	Pension Review	Surplus Properties	Discontinued Operations	Total
	(millions)
January 1, 2000	$56	$77	$22	$37	$192
Charge to operations	15	—	11	—	26
Used in the year	(14)	(21)	(8)	(6)	(49)
Foreign exchange and other adjustments	(4)	(5)	(2)	—	(11)

December 31, 2000	53	51	23	31	158
Charge to operations	29	—	1	—	30
Used in the year	(14)	(18)	(7)	(4)	(43)
Foreign exchange and other adjustments	(2)	(2)	—	(1)	(5)

December 31, 2001	66	31	17	26	140
Charge to operations	13	—	2	—	15
Used in the year	(9)	(12)	(5)	(7)	(33)
Foreign exchange and other adjustments	—	4	1	2	7

December 31, 2002	$70	$23	$15	$21	$129

        The claims provision represents management's assessment of liabilities that may arise from asserted and unasserted claims for errors and omissions that arise in the ordinary course of the Company's business. Where some of the potential liability is recoverable under the Company's external insurance arrangements, the full assessment of the liability is included in the provision with the associated insurance recovery shown separately as an asset. There were no insurance recoveries recognized as of December 31, 2002 and 2001.

        In common with many companies involved in selling personal pension plans in the UK, the Company's financial advisory business, Willis Corroon Financial Planning Limited ("WCFP"), is required by the Financial Services Authority ("the Regulator"), which regulates these matters, to review certain categories of personal pension plans sold to individuals between 1988 to 1994. WCFP is required to compensate those individuals who transferred from, opted out or did not join, their employer-sponsored pension plan if the expected benefits from their personal pension plan did not equal the benefits that would have been available from their employer-sponsored pension plan. Whether compensation is due to a particular individual, and the amount thereof, is dependent upon the subsequent performance of the personal pension plan sold and the net present value of the benefits that would have been available from the employer-sponsored pension plan calculated using financial and demographic assumptions prescribed by the Regulator.

        The surplus properties provision relates to future lease rentals of leasehold properties which are surplus to the Company's operational requirements. The provision amount represents the discounted contracted lease payments less an allowance for future rental income.

        The provision for discontinued operations includes estimates for future costs of administering the run-off of the Company's former US and UK underwriting operations. The US underwriting operation was disposed of in 1986 and put into liquidation in 1994. In the UK, Willis Faber (Underwriting Management) Limited ("WFUM"), a wholly-owned subsidiary of the Company provided underwriting agency and other services to certain insurance companies including Sovereign Marine & General Insurance Company Limited ("Sovereign") (in Scheme of Arrangement) (collectively, the "stamp companies") and in 1991 ceased arranging new business on behalf of the stamp companies. Willis Faber Limited has agreed with certain of the stamp companies to fund certain costs of the run-off, subject to agreed guidelines as to timing and amount. Although the Company expects the run-off to be conducted in an orderly manner, it may ultimately prove to be a lengthy and expensive process. The amounts to be funded under the run-off arrangements are currently within the aggregate of the provisions made.

11.  LONG-TERM DEBT

        Long-term debt consists of the following:

	December 31,
	2002	2001
	(millions)
Senior Credit Facility term loan, variable rate due 2005 to 2006	$157	$348
9% senior subordinated notes, due 2009	410	439

	$567	$787

        Senior Credit Facility—During 1998, the Company entered into a credit agreement providing up to $450 million in term loans and $150 million in revolving credit facilities. The credit agreement, as amended, includes a term loan facility under which tranches of the loan mature between 2005 and 2006.

        Pursuant to the credit agreement, the Company makes loan repayments based on the amortization schedule specified in the credit agreement. In addition, during 2002, 2001 and 2000, the Company made non-mandatory early repayments totaling $191 million, $60 million and $30 million, respectively. As a consequence, the Company's next scheduled repayment under the facility is not due until 2005. For the years ended December 31, 2002 and 2001, the weighted-average interest rate relating to all loans under the Senior Credit Facility ranged from 2.75% to 4.31% and 5.63% to 6.88%, respectively; net of an interest rate swap, the ranges were 6.02% to 7.58% and 6.26% to 7.50%, respectively.

        The revolving credit facility is available for working capital requirements and general corporate purposes, subject to certain limitations, until 2005. The revolving credit facility is available for loans denominated in US dollars, pounds sterling and certain other currencies and for letters of credit, including to support loan note guarantees.

        The credit agreement contains numerous operating and financial covenants, including, without limitation, requirements to maintain minimum ratios of adjusted earnings before interest, tax, depreciation and amortization ("EBITDA"), to interest and maximum levels of indebtedness in relation to adjusted EBITDA. In addition, the credit agreement includes covenants relating to limitation on liens, limitations on sales and other disposals of assets, limitations on indebtedness and other liabilities, limitations on capital expenditures, limitations on investments, mergers, acquisitions, loans and advances, limitations on dividends and other distributions, limitations on prepayment, redemption or amendment of the senior subordinated notes, maintenance of property, environmental matters, employee benefit matters, maintenance of insurance, nature of business, compliance with applicable laws, corporate existence and rights, payment of taxes and access to information and properties. At December 31, 2002, the Company was in compliance with all covenants.

        All obligations of Willis North America Inc. ("Willis North America") (the borrower) under the credit agreement are guaranteed by Trinity Acquisition Limited and its UK and US subsidiaries, including Willis Group Limited, with certain exceptions. Obligations under the credit agreement are secured by a pledge of capital stock of certain subsidiaries of Trinity Acquisition, including capital stock of Willis Group Limited, its direct subsidiaries (with certain exceptions), Willis North America and its direct US subsidiaries, the partnership interests of Willis Partners, as well as, in some circumstances, certain intercompany notes and certain non-cash proceeds of asset sales, in each case subject to exceptions and conditions included in the credit agreement. The pledge of stock owned by Willis Group Limited is supported by a general lien filed in the UK against Willis Group Limited's assets.

        9% Senior Subordinated Notes—In February 1999, Willis North America refinanced a short-term loan by issuing 9% senior subordinated notes due 2009 (the "Notes") in the aggregate principal amount of $550 million. The interest on the Notes is payable semi-annually on February 1 and August 1.

        From and after February 1, 2004, Willis North America may redeem the Notes, in whole or in part, at a redemption price equal to 104.5% of the aggregate principal amount of the Notes being redeemed in 2004, which percentage declines by 1.5% per annum over the next years to 100% in 2007, plus accrued and unpaid interest.

        During 2002 and 2001, Willis North America bought back and canceled Notes totaling $29 million and $111 million, respectively. The difference between the market price paid and the book value was not material.

        If Willis North America becomes subject to a change of control, holders of its Notes will have the right to require the Company to purchase all of their Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued and unpaid interest to the date of repurchase. In addition, under specified circumstances, Willis North America will be required to offer to purchase the Notes at a price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest to the date of purchase, with the excess proceeds of certain asset sales.

        The indenture for the Notes contains covenants that, among other things, limit the ability of Willis North America, Willis Group Limited, Willis Partners and some of their subsidiaries to incur additional indebtedness and issue preferred stock; pay dividends or make other distributions; repurchase capital stock or subordinated indebtedness; create liens; enter into some transactions with associates; sell assets and assets of subsidiaries; issue or sell capital stock of some subsidiaries; and enter into some mergers and acquisitions. At December 31, 2002, the Company was in compliance with all covenants.

        Two of Willis Group Holdings' wholly owned subsidiaries, Willis Group Limited and Willis Partners, have jointly and severally and fully and unconditionally guaranteed the prompt and complete performance of Willis North America in respect of the Notes.

        Scheduled Debt Repayments—Aggregate maturities of long-term debt for the five years subsequent to December 31, 2002 are as follows:

(millions)
2005	$83
2006	74
Thereafter	410

$567

        Lines of Credit—The Company also has available $2 million in lines of credit, of which $nil (2001: $nil) was drawn as of December 31, 2002 (excluding the $150 million revolving credit facility).

12.  PENSION PLANS

        Willis North America has a 401(k) plan covering all eligible employees of Willis North America and its subsidiaries. The plan allows participants to make pre-tax contributions and the Company provides a matching contribution of 3% of employees' annual eligible compensation. All investment assets of the plan are held in a trust account administered by independent trustees. The Company's 401(k) mandatory matching contributions for 2002, 2001 and 2000 were approximately $5 million, $5 million and $6 million, respectively.

        The Company has two principal defined benefit pension plans funded externally which cover all eligible employees. One plan exists in the UK and the other in the US. It is the Company's policy to fund pension costs as required by applicable laws and regulations.

        The following schedules provide information concerning the Company's UK and US defined benefit pension plans as of and for the years ended December 31:

	UK Pension Benefits		US Pension Benefits
	2002	2001	2002	2001
	(millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$973	$946	$371	$337
Service cost	25	24	14	13
Interest cost	58	54	25	24
Employee contributions	3	2	—	—
Amendments	(29)	—	—	—
Actuarial loss	86	16	22	12
Benefits paid	(41)	(38)	(16)	(15)
Foreign currency changes	115	(31)	—	—

Benefit obligations, end of year	1,190	973	416	371

Change in plan assets:
Fair value of plan assets, beginning of year	1,102	1,246	340	358
Actual return on plan assets	(170)	(80)	(32)	(8)
Employee contributions	3	2	—	—
Employer contributions	15	15	11	5
Benefits paid	(41)	(38)	(16)	(15)
Foreign currency changes	111	(43)	—	—

Fair value of plan assets, end of year	1,020	1,102	303	340

Reconciliation of funded status:
Funded status	(170)	129	(113)	(31)
Unrecognized net actuarial loss (gain)	276	(84)	62	(20)
Unrecognized prior service gain	(28)	—	—	—

Net asset (liability) recognized	78	45	(51)	(51)

Amounts recognized in balance sheet consist of:
Prepaid benefit cost	—	45	—	—
Accrued benefit liability	(135)	—	(81)	(51)
Accumulated other comprehensive income	213	—	30	—

Net asset (liability) recognized	$78	$45	$(51)	$(51)

        The weighted-average actuarial assumptions utilized in determining the above amounts for the UK and US defined benefit plans were as follows:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
	2002	2001	2002	2001
Weighted-average assumptions:
Discount rate	5.6%	5.8%	6.5%	7.0%
Expected return on plan assets	7.3%	7.3%	8.5%	8.5%
Rate of compensation increase	3.3%	3.5%	4.0%	5.0%

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the US plan with accumulated benefit obligations in excess of plan assets were $416 million, $384 million and $303 million, respectively, as of December 31, 2002. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the UK plan with accumulated benefit obligations in excess of plan assets were $1,190 million, $1,155 million and $1,020 million, respectively, as of December 31, 2002.

        The components of the net periodic benefit (income) cost of the UK and US defined benefit plans are as follows:

	Years ended December 31,
	UK Pension Benefits			US Pension Benefits
	2002	2001	2000	2002	2001	2000
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$25	$24	$27	$14	$13	$13
Interest cost	58	54	56	25	24	22
Expected return on plan assets	(88)	(80)	(80)	(29)	(30)	(30)
Recognized actuarial gain	(3)	(6)	(2)	—	(5)	(9)

Net periodic benefit (income) cost	$(8)	$(8)	$1	$10	$2	$(4)

13.  STOCK BENEFIT PLANS

        Willis Group Holdings has adopted the plans described below providing for the grant of time-based options and performance-based options and various other share-based grants to employees. The objectives of these plans include attracting and retaining the best personnel, motivating management personnel by means of growth-related incentives to achieve long-range goals and providing employees with the opportunity to increase their share ownership in Willis Group Holdings.

        Amended and Restated 1998 Share Purchase and Option Plan—This plan, which was established on December 18, 1998, provides for the granting of time-based and performance-based options to employees of the Company. There are 30,000,000 shares available for grant under this plan provided, however, that in no event the total number of shares subject to options and other equity for current and future participants exceed 25% of the equity of Willis Group Holdings on a fully diluted basis. All options granted under this plan are exercisable at £2 per share ($3.22 using the year-end exchange rate of £1 = $1.61) except for 111,111 time-based options which are exercisable at $13.50. No further grants are to be made under this plan.

        Time-based options are earned upon the fulfilment of vesting requirements. Options are generally exercisable in equal instalments of 20% per year over a five-year period commencing on or after December 18, 2000.

        Performance-based options became exercisable, subject to the fulfilment of vesting requirements with effect from January 1, 2003, upon the achievement of cash flow and EBITDA (as defined in the plan agreements) targets of Willis Group Limited. Options are generally exercisable in equal instalments of 25% per year over a four-year period commencing on or after December 18, 2001.

        Willis Award Plan—This plan, which was established on July 13, 2000, provides for the granting of time-based options to selected employees who have been identified as superior performers. There are 5,000,000 shares available for grant under this plan provided, however, that in no event the total number of shares subject to options and other equity for current and future participants exceed 25% of the equity of Willis Group Holdings on a fully diluted basis. All options granted under this plan are exercisable at £2 per share ($3.22 using the year-end exchange rate of £1 = $1.61). The options vest immediately on the grant date and are exercisable any time up to July 13, 2010.

        2001 Share Purchase and Option Plan—This plan, which was established on May 3, 2001, provides for the granting of time-based options and various other share-based grants at fair market value to employees of the Company. There are 10,000,000 shares available for grant under this plan. Options are exercisable from the third, sixth or eighth anniversary of grant, although for certain options the exercisable date may accelerate depending on the achievement of certain performance goals. Unless terminated sooner by the board of directors, the 2001 Plan will expire 10 years after its adoption. That termination will not affect the validity of any grant outstanding at that date.

        Compensation Expense—Willis Group Holdings applies the intrinsic value method allowed by APB 25 in accounting for its stock option plans. Under APB 25, compensation expense resulting from awards under fixed plans (time-based options, options granted pursuant to the Willis Award Plan and various other share-based grants to employees) are measured as the difference between the quoted (or best estimate of) market price, and the exercise price on the measurement date. All fixed plan options have been granted by Willis Group Holdings at an exercise price equal to management's best estimate of the market price at the measurement date, prior to the initial public offering, and equal to the quoted market price, subsequent to the initial public offering. Accordingly, pursuant to APB 25 no compensation expense has been recognised for fixed option plans in the statements of operations.

        Compensation expense resulting from awards under variable plans (performance-based options) is measured as the difference between the quoted market price and the exercise price at the date when the number of shares is known (the date the performance conditions are satisfied). The cost is recognized over the period the employee performs related services. Estimates of compensation expense were recorded before the measurement date based on the quoted market price of the shares at the intervening dates in situations where it was probable that the performance conditions would be attained.

        Management determined in the third quarter of 2001 that it was probable that the maximum performance condition would be attained. The measurement date under APB 25 was December 31, 2002. Accordingly, compensation expense for the year ended December 31, 2002 of $80 million

($67 million, net of tax) (2001: $158 million ($132 million, net of tax)) was recognized based on the 11.1 million (2001: 11.3 million) unforfeited performance options outstanding at that date, a quoted market price of $28.67 (2001: $23.55) and an average elapsed performance period of 85% (2001: 68%).

        Had compensation expense for such plans been determined consistent with the fair value method prescribed by SFAS 123 using the Black-Scholes option-pricing model, the Company's pro forma net income and net income per share would have been:

	Years ended December 31,
	2002	2001	2000
	(millions, except per share data)
Net income:
As reported	$210	$2	$9
Pro forma	272	127	4
Net income per share:
Basic:
As reported	$1.43	$0.01	$0.07
Pro forma	1.85	0.93	0.03
Diluted:
As reported	$1.28	$0.01	$0.07
Pro forma	1.66	0.86	0.03
Assumptions:
Dividend yield	2%	0%	0%
Expected volatility	34%	30%	30%
Risk-free interest rate	2.41%	4.15%	5.26%
Weighted-average expected life (years)	3	3	3
Weighted-average fair value of options granted	$5.38	$4.04	$0.82

        The compensation expense as generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

        The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because Willis Group Holdings employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        Time-based stock option transactions under the plans are as follows:

	2002		2001		2000
December 31, (shares in thousands)	Shares	Weighted average exercise price(1)	Shares	Weighted average exercise price(1)	Shares	Weighted average exercise price(1)
Balance, beginning of year	18,724	$4.65	17,323	$2.90	11,004	$3.00
Granted	1,112	$28.18	1,963	$16.93	7,155	$3.00
Exercised	(500)	$3.07	(239)	$3.31	(61)	$3.00
Forfeited	(326)	$10.05	(323)	$3.07	(775)	$3.00

Balance, end of year	19,010	$5.98	18,724	$4.37	17,323	$3.00

Options exercisable at year-end	8,225	$3.22	5,386	$2.90	2,439	$3.00

(1)
Certain options are exercisable at £2 per share. Year-end exchange rates of £1 = $1.61, £1 = $1.45 and £1 = $1.50 have been used as of December 31, 2002, 2001 and 2000, respectively.

        A summary of time-based options outstanding and exercisable at December 31, 2002 is as follows:

(shares in thousands)	Options outstanding			Options exercisable
Range of exercise prices	Shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares exercisable	Weighted average exercise price
$3.22	16,132	6	$3.22	8,225	$3.22
$13.50	963	9	$13.50	—	—
$16.95–$23.32	950	9	$21.43	—	—
$27.95–$35.75	965	10	$29.39	—	—

$3.22–$35.75	19,010	6	$5.98	8,225	$3.22

        Performance-based stock option transactions under the plans are as follows:

	2002		2001		2000
December 31, (shares in thousands)	Shares	Weighted average exercise price(1)	Shares	Weighted average exercise price(1)	Shares	Weighted average exercise price(1)
Balance, beginning of year	11,275	$3.22	11,608	$2.90	11,004	$3.00
Granted	—	—	25	$2.90	1,379	$3.00
Forfeited	(183)	$3.22	(358)	$2.90	(775)	$3.00

Balance, end of year	11,092	$3.22	11,275	$2.90	11,608	$3.00

Options exercisable at year-end	—	—	—	—	—	—

(1)
All options are exercisable at £2 per share. Year-end exchange rates of £1 = $1.61, £1 = $1.45 and £1 = $1.50 have been used as of December 31, 2002, 2001 and 2000, respectively.

        The weighted-average remaining contractual life of performance-based options outstanding at December 31, 2002, was 6 years.

14.  FINANCIAL INSTRUMENTS

        The Company's principal financial instruments, other than derivatives, comprise bank loans and overdrafts, the Senior Credit Facility and the Notes, cash deposits and short-term investments. The Company also enters into derivative transactions (principally interest rate swaps and forward foreign currency contracts) in order to manage interest rate and currency risks arising from the Company's operations and its sources of finance. The Company does not hold financial instruments for trading purposes.

        The main risks arising from the Company's financial instruments are interest rate risk, liquidity risk, foreign currency risk and credit risk. The Company's board of directors reviews and agrees policies for managing each of these risks as summarized below. The Company has applied SFAS 133 in accounting for these financial instruments.

        Interest Rate Risk—The Company's operations are financed principally through the Senior Credit Facility, which has a variable interest rate and the Notes, which have a 9% fixed interest rate. Interest rate swaps are used to generate the desired interest rate profile and to manage the Company's exposure to interest rate fluctuations.

        Willis North America has entered into an interest rate swap agreement under which its LIBOR-based variable rate interest payment obligations on the full amount of the term loans have been swapped for fixed rate interest payment obligations until the final maturity of those term loans. The swap agreement provides for a reduction of the notional amount of the swap obligation on a semi-annual basis, and to the extent the actual amount outstanding under the term loans exceeds the notional amount at any time, Willis North America would be exposed to the risk of increased interest rates on that excess.

        The Company has designated the interest rate swap agreement as a cash flow hedge as defined by SFAS 133 with the fair value recorded in other liabilities on the balance sheet. Changes in fair value are recorded as a component of other comprehensive income. Gains of $1 million were recorded for the year ended December 31, 2002 (2001: loss $9 million). Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings.

        The differential to be paid or received is recognized as an adjustment to interest expense as incurred. The swap agreement matures on or before the Senior Credit Facility to which it is matched.

        As a result of the Company's operating activities, the Company receives cash for premiums and claims which it deposits in short-term investments denominated in US dollars and other currencies. The Company earns interest on these funds, which is included in the Company's financial statements as interest income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. In order to manage interest rate risk arising from these financial assets, the Company enters into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest fixed in the various currencies related to the short-term investments. The use of interest rate contracts essentially converts groups of short-term investments to fixed rates.

        The fair value of these contracts is recorded in other assets and other liabilities, with changes in fair value of effective cashflow hedges recorded in other comprehensive income and changes in fair value of ineffective hedges recorded in general and administrative expenses. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. For the year ended December 31, 2002, the Company has recorded gains of $20 million in other comprehensive income relating to changes in fair value on contracts which are effective cashflow hedges as defined in SFAS 133 (2001: gain $8 million). For contracts which were not designed for hedge accounting as defined in SFAS 133, the Company has recorded losses of $1 million in general and administrative expenses representing the change in fair value for the year ended December 31, 2002 (2001: gain $8 million).

        A summary of the Company's interest rate swaps by major currency is as follows:

		December 31,
				Weighted average Interest Rates
		Notional Amount(1)	Termination Dates	Receive	Pay
		(millions)		%	%
2002
US dollar	Receive fixed—pay variable	$878	2003-2006	5.55	1.64
	Receive variable—pay fixed	157	2004	1.72	5.10
Pounds sterling	Receive fixed—pay variable	316	2003-2005	5.68	4.00
Euro	Receive fixed—pay variable	109	2003-2006	4.70	3.00
2001
US dollar	Receive fixed—pay variable	$1,044	2002-2006	5.91	4.15
	Receive variable—pay fixed	328	2006	4.10	5.10
Pounds sterling	Receive fixed—pay variable	299	2002-2005	6.19	5.20
Euro	Receive fixed—pay variable	89	2002-2006	4.71	4.27

(1)
Notional amounts represent US dollar equivalents translated at the spot rate as of December 31.

        Liquidity Risk—The Company's objective is to ensure that it has the ability to generate sufficient cash either from internal or external sources, in a timely and cost-effective manner, to meet its commitments as they fall due. The Company's management of liquidity risk is embedded within its overall risk management framework. Scenario analysis is continually undertaken to ensure that its resources can meet liquidity requirements. These resources are supplemented by a $150 million revolving credit facility which expires on November 19, 2005, of which no amount is currently drawn.

        Foreign Currency Risk—The Company's objective is to maximize its cash flow in US dollars. In all locations with the exception of the UK, the Company predominantly generates revenues and expenses in the local currency. In the UK, however, the Company earns revenues in a number of different currencies but expenses are almost entirely in pounds sterling. This mismatch creates a currency exposure.

        The Company's policy within the UK is to convert into sterling all revenues arising in currencies other than US dollars together with sufficient US dollar revenues to fund the remaining sterling expenses. Outside the UK, only those cash flows necessary to fund mismatches between revenues and expenses are converted into local currency; amounts remitted to the UK are generally converted into sterling. These transactional currency exposures are principally managed by entering into forward foreign exchange contracts.

        The fair value of these contracts is recorded in other assets and other liabilities, with changes in the fair value of effective cashflow hedges recorded in other comprehensive income and changes in fair value of ineffective hedges recorded in general and administrative expenses. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. For the year ended December 31, 2002, the Company has recorded a gain of $7 million in other comprehensive income relating to changes in the fair value on contracts which are effective cashflow hedges as defined in SFAS 133 (2001: gain $6 million). For contracts which were not designated for hedge accounting as defined in SFAS 133, the Company has recorded a gain of $2 million in general and administrative expenses representing the change in the fair value for the year ended December 31, 2002 (2001: loss $6 million).

        The table below summarizes by major currency the contractual amounts of the Company's forward contracts to exchange foreign currencies for pounds sterling. Foreign currency notional amounts are reported in US dollars translated at spot rates at December 31.

	December 31,
	Sell 2002(1)	Sell 2001
	(millions)
US dollar	$125	$128
Euro	81	25
Japanese yen	30	20

(1)
Forward exchange contracts range in maturity from 2003 to 2005.

        Credit Risk and Concentrations of Credit Risk—Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted and from movements in interest rates and foreign exchange rates. The Company does not anticipate non-performance by counterparties. The Company generally does not require collateral or other security to support financial instruments with credit risk; however, it is the Company's policy to enter into master netting arrangements with counterparties as practical.

        Concentrations of credit risk that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Financial instruments on the balance sheet that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and derivatives which are recorded at fair value. The Company maintains a policy providing for the diversification of cash and cash equivalent investments and places such investments in an extensive number of high quality financial institutions to limit the amount of credit risk exposure. Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of December 31, 2002.

        Fair Value—The estimated fair value of the Company's financial instruments held or issued to finance the Company's operations is summarized below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company's intent or ability to dispose of the financial instrument.

	December 31,
	2002		2001
	Carrying amount	Fair Value	Carrying amount	Fair Value
	(millions)
Assets:
Cash and cash equivalents	$211	$211	$128	$128
Fiduciary funds—restricted	1,369	1,369	1,282	1,282
Short-term investments	54	54	42	42
Derivative financial instruments	69	69	33	33
Liabilities:
Long-term debt	567	596	787	805
Derivative financial instruments	8	8	13	13

        The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

        Cash and Cash Equivalents—The estimated fair value of these financial instruments approximates their carrying values due to their short maturities.

        Fiduciary Funds—Restricted and Short-Term Investments—Fair values are based on quoted market values.

        Long-Term Debt—The estimated fair values of the Company's long-term debt are based on current interest rates available to the Company for debt instruments with similar terms and remaining maturities.

        Derivative Financial Instruments—Market values have been used to determine the fair value of interest rate swaps and forward foreign exchange contracts based on estimated amounts the Company would receive or have to pay to terminate the agreements, taking into account the current interest rate environment or current foreign currency forward rates.

15.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Years ended December 31,
	2002	2001	2000
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$70	$41	$27
Cash payments for interest	$62	$82	$85

Supplemental disclosures of non-cash flow investing and financing activities:
Issue of preference shares in lieu of dividend	$—	$1	$3
Purchase of fixed assets	—	1	—
Issue of stock on acquisition of subsidiaries	1	11	—
Deferred payments on acquisitions of subsidiaries	9	11	4
Acquisitions:
Fair value of assets acquired	79	19	38
Less: liabilities assumed	(74)	(15)	(25)
cash acquired	(21)	(5)	(6)

Acquisitions, net of cash acquired	$(16)	$(1)	$7

16.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

        The components of other comprehensive income are as follows:

	Years ended December 31,
	2002	2001	2000
	(millions)
Net income	$210	$2	$9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	1	(4)	(8)
Cumulative effect of accounting change (net of tax of $5 in 2001)	—	8	—
Unrealized holding gains (net of tax of $1 in 2002 and $1 in 2000)	2	1	2
Minimum pension liability adjustment (net of tax of $76 in 2002)	(167)	—	—
Net gain on derivative instruments (net of tax of $12 in 2002)	28	5	—

Other comprehensive (loss) income (net of tax of $89 in 2002, $5 in 2001 and $1 in 2000)	(136)	10	(6)

Comprehensive income	$74	$12	$3

        The components of accumulated other comprehensive (loss) income are as follows:

	Years ended December 31,
	2002	2001	2000
	(millions)
Net foreign currency translation adjustment	$(8)	$(9)	$(5)
Net cumulative effect of accounting change	8	8	—
Net unrealized holding gains	3	1	—
Net minimum pension liability adjustment	(167)	—	—
Net gain on derivative instruments	33	5	—

	$(131)	$5	$(5)

17.    COMMITMENTS AND CONTINGENCIES

        Operating Leases—The Company leases certain land, buildings and equipment under various operating lease arrangements. Original non-cancellable lease terms typically are between 10 and 20 years and may contain escalation clauses, along with options that permit early withdrawal. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease.

        As of December 31, 2002, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
	(millions)
2003	$62	$11	$51
2004	50	10	40
2005	42	9	33
2006	34	8	26
2007	33	7	26
Thereafter	84	23	61

Total	$305	$68	$237

        Rent expense amounted to $71 million, $63 million and $66 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's rental income from subleases was $9 million, $6 million and $4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Guarantees—Guarantees issued by certain of Willis Group Holdings' subsidiaries with respect to the Senior Credit Facility and the Notes are discussed elsewhere in these consolidated financial statements.

        Certain of Willis Group Holdings' subsidiaries have given the landlords of some leasehold properties occupied by the Company in the UK and the US guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $140 million and $120 million at December 31, 2002 and 2001, respectively.

        In addition, the Company has given guarantees to bankers and other third parties relating principally to letters of credit amounting to $8 million and $7 million at December 31, 2002 and 2001, respectively.

        Put and Call Options Relating to Subsidiaries and Associates—For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell (a put option) their shares to the Company at various dates in the future. Generally, the exercise price of such puts and calls is formula-based (using revenues and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates, the potential amount payable in 2003 from these options is not expected to exceed $246 million. Of this balance, $197 million relates to Gras Savoye, as disclosed in Note 7.

        Claims, Lawsuits and Proceedings—The Company is subject to various actual and potential claims, lawsuits and proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Similar to other corporations, the Company is also subject to a variety of other claims, including those relating to the Company's employment practices. Some of those claims, lawsuits and proceedings seek damages in amounts which could, if assessed, be significant.

        The Company acted as insurance broker, but not as underwriter, for the placement of both property and casualty insurance for a number of entities that were directly impacted by the September 11, 2001 destruction of the World Trade Center complex, including Silverstein Properties L.L.C., which acquired a 99-year leasehold interest in the twin towers and related facilities from the Port Authority of New York and New Jersey in July 2001. There are a number of lawsuits pending in the US between the insured parties and the insurers. Although the Company is not a party to any of these lawsuits, other disputes may arise with respect to the destruction of the World Trade Center complex which could affect the Company.

        Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by professional indemnity or other appropriate insurance. In respect of self-insured deductibles, the Company has established provisions against these items which are believed to be adequate in the light of current information and legal advice, and the Company adjusts such provisions from time to time according to developments. On the basis of current information, the Company does not expect that the outcome of the actual claims, lawsuits and proceedings to which the Company is subject or potential claims, lawsuits and proceedings, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

18.    SEGMENT INFORMATION

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") establishes standards for reporting information about operating segments and related disclosures, products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

        The Company conducts its worldwide insurance brokerage activities through three operating segments: Global, North America and International. Each operating segment exhibits similar economic characteristics, provides similar products and services and distributes same through common distribution channels to a common type or class of customer. In addition, the regulatory environment in each region is similar. Consequently, for financial reporting purposes the Company has aggregated these three operating segments into one reportable segment.

        None of the Company's customers represented more than 10% of the Company's consolidated commissions and fees for the years ended December 31, 2002, 2001 and 2000.

        Information regarding the Company's geographic locations is as follows:

	Years ended December 31,
	2002	2001	2000
	(millions)
Commissions and fees(1)
UK	$638	$516	$479
US	774	669	616
Other(3)	249	172	142

Total	$1,661	$1,357	$1,237

Long-lived assets(2)
UK	$142	$120	$135
US	56	53	42
Other(3)	15	12	15

Total	$213	$185	$192

(1)
Commissions and fees are attributed to countries based upon the location of the subsidiary generating the revenue.

(2)
Long-lived assets include identifiable fixed assets.

(3)
Other than in the UK and the US, the Company does not conduct business in any country in which its commissions and fees and/or long-lived assets exceed 10% of consolidated commissions and fees and/or long-lived assets, respectively.

        The Company has not reported revenues from external customers for each product and service or each group of similar products and services as the Company's internal systems do not allow for the generation of such information.

19.    RELATED PARTY TRANSACTIONS

        The Company has an Employee Stock Ownership Plan (the "ESOP") which invests in Willis Group Holdings' shares. The trustee of the ESOP transferred 47,093 and 424,724 shares during the years ended December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the ESOP shares outstanding were 781,594 and 828,687, respectively. No dividends have been distributed on the shares held by the ESOP.

        KKR 1996 Fund (Overseas), Limited Partnership beneficially owns approximately 40% of Willis Group Holdings share capital. The general partner of KKR 1996 Fund (Overseas), Limited Partnership is KKR Associates II (1996), Limited Partnership, a limited partnership of which the general partner is KKR 1996 Overseas, Limited, a company owned by Messrs. Kravis, Roberts, Golkin and T.A. Fisher and other members of the limited liability company which is the general partner of Kohlberg Kravis Roberts & Co. L.P. KKR 1996 Overseas has sole voting and investment power with respect to the share capital owned by KKR 1996 Fund (Overseas).

        Kohlberg Kravis Roberts & Co. L.P. and Fisher Capital Corp. LLC, a company for which Mr. J.R. Fisher, a director of Willis Group Holdings, is the managing member and majority owner, render management, consulting and certain other services to the Company for annual fees payable quarterly in arrears. In 2002 and 2001, the Company paid amounts of $1,000,000, in the case of Kohlberg Kravis Roberts & Co. L.P. and $350,000, in the case of Fisher Capital Corp. LLC for those services. Included in accrued expenses is $56,582 and $70,827 payable to Fisher Capital Corp. LLC as of December 31, 2002 and 2001, respectively.

        In addition, the Company and Fisher Capital Corp. LLC entered into a share option agreement dated January 27, 1999, whereby the Company granted to Fisher Capital Corp. LLC 422,501 options to purchase an equivalent number of shares. The options vest upon grant date and are exercisable any time up to January 27, 2014. During 2002, options over 38,341 shares were exercised. The fair value of the options, computed on grant date using the Black-Scholes option-pricing model and assuming a dividend yield of 0%, expected volatility of 30%, a risk-free interest rate of 6.42% and a weighted-average expected life of three years, amounts to $334,905. This cost may not be indicative of the future benefit to be received by Fisher Capital Corp. LLC. Mr. J.R. Fisher, as the managing member and majority owner of Fisher Capital Corp. LLC may be deemed to share beneficial ownership of any options owned by Fisher Capital Corp. LLC but disclaims such beneficial ownership.

        During 2000, Willis North America acquired from Mr. J.J. Plumeri, the Chairman and Chief Executive Officer of Willis Group Holdings, a 12 1/2% undivided interest in a Citation V Ultra Aircraft for $693,719; as of December 31, 2000, this balance was recorded as a payable. This transaction was consummated on terms equivalent to those that prevail in arm's-length transactions.

Item 9—Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10—Directors and Executive Officers of the Registrant

        The directors of Willis Group Holdings as of March 7, 2003 are Joseph J. Plumeri, Senator William Bradley, James R. Fisher, Todd A. Fisher, Perry Golkin, Paul M. Hazen, Henry R. Kravis, Scott C. Nuttall, Douglas B. Roberts, and George R. Roberts with respect to whom information is incorporated herein by reference to the material under the heading "Election of Directors" in the 2003 Proxy Statement. Our executive officers are:

        Frederick Arnold—Frederick Arnold is a member of the Group Executive Committee and Executive Vice President, Strategic Development. Mr. Arnold joined us in March 2000 as Executive Vice President—Development, Finance and Administration of the North American operations and was Group Chief Administrative Officer from December 2000 to June 2001. Prior to joining us, Mr. Arnold worked for 20 years as an investment banker, primarily at Lehman Brothers, Smith Barney and Arnhold and S. Bleichroeder, specializing in mergers and acquisitions and equity capital markets.

        William P. Bowden, Jr.—William P. Bowden, Jr. joined us on September 1, 2001 as our Group General Counsel and was appointed a member of the Group Executive Committee. Prior to joining us, Mr. Bowden was General Counsel for the Americas of Société Générale for four years, General Counsel of CS First Boston, Inc. for three years and Chief Counsel for the Office of the Comptroller of the Currency, an independent agency of the US Treasury Department, for four years.

        Richard J.S. Bucknall—Richard J.S. Bucknall is a member of the Group Executive Committee and was appointed Chief Operating Officer on January 1, 2001. His current responsibilities include Global Specialities, Risk Solutions UK, International Holdings, and UK and Republic of Ireland Retail businesses. He also has responsibilities for the discontinued United Kingdom underwriting operations. Mr. Bucknall has 36 years of experience in the insurance broking industry, of which 17 years have been with us.

        Thomas Colraine—Thomas Colraine is a member of the Group Executive Committee and has been the Group Chief Financial Officer since September 1997. From January 1995 to October 1996, he was Chief Financial Officer of our North American operations and was Change Program Director from October 1996 to September 1997. Mr. Colraine has 15 years of experience in the insurance brokerage industry, all 15 years of which have been with us.

        Janet Coolick—Janet Coolick became a member of the Group Executive Committee and was appointed the Group Chief Administrative Officer on July 1, 2001. Ms. Coolick joined the Willis Group on March 5, 2001 as Executive Vice President and Director, Operational Efficiency. Before joining us, Ms. Coolick spent 15 years with Citigroup Inc., and its predecessors where she held various executive positions including Chief of Staff and Director of Expense Management and Control.

        Patrick Lucas—Patrick Lucas joined the Board of Directors of Willis Group Limited on April 15, 1998 as a non-executive director and became a member of the Group Executive Committee on January 1, 2001. He is the Managing Partner of Gras Savoye and Chairman and Chief Executive Officer of Gras Savoye S.A. and Gras Savoye Reassurance, positions held since 1991, 1979 and 1976 respectively. Mr. Lucas has 36 years of experience in the insurance brokerage industry.

        Stephen G. Maycock—Stephen G. Maycock became a member of the Group Executive Committee on July 1, 2001. He has been the Group Human Resources Director of the Willis Group since he joined in 1996. Prior to joining the Willis Group, he had a global human resources role with S C Johnson & Son Inc., for 13 years. Mr Maycock has six years of experience in the insurance brokerage industry, all of which have been with us.

        Joseph M. McSweeny—Joseph M. McSweeny is a member of the Group Executive Committee and Chairman of Willis Risk Solutions—North America. He joined the Willis Group in 1994 and held senior executive positions in the North American retail business until 1998 when he was appointed Chief Executive Officer of Willis Group's International operations, a position held until June 2001. He became Chairman and Chief Executive Officer of Global Risk Solutions on July 1, 2001. Mr. McSweeny has 26 years of experience in the insurance industry, of which eight years have been with us.

        Grahame J. Millwater—Grahame J. Millwater became a member of the Group Executive Committee on December 18, 2001 and is the Chief Executive Officer of Willis Global Markets. Mr. Millwater joined the Willis Group in September 1985 and has had several additional cross Group responsibilities during his career with us. Mr Millwater has 17 years of experience in the insurance brokerage industry, all of which have been with us.

        John M. Pelly—John M. Pelly is a member of the Group Executive Committee. He is Chairman and Chief Executive of Willis Re., a position held since 1995. Mr. Pelly has 31 years of experience in the insurance brokerage industry, all 31 years of which have been with us. Mr. Pelly is also a non-executive director of Mitsui Sumitomo Insurance (London Management) Limited.

        James A. Ratcliffe—James A. Ratcliffe became a member of the Group Executive Committee on December 18, 2001 and is the Chief Executive of Global Specialties. Mr. Ratcliffe joined us in September 1999 as Managing Director of the Aerospace Division. Prior to joining us, Mr. Ratcliffe was part of the Granada Group Plc for five years, encompassing responsibilities as the Managing Director of the Granada UK Rental Group and Managing Director of Granada's Air Travel Group of companies. Prior to joining Granada Group, he was Managing Director of ADT Security Systems, Britain's largest electronic security company. Mr. Ratcliffe has 3 1/2 years of experience in the insurance brokerage industry, all of which have been with us.

        Michael J. Sicard—Michael J. Sicard became a member of the Group Executive Committee on June 19, 2002 and is the Chief Operating Officer, Willis North America. Mr. Sicard joined us in December 1998 as Director of Strategic Planning and Development in Willis North America. Prior to joining the Willis Group, Mr. Sicard was a senior engagement manager with McKinsey & Co., based out of Atlanta, Georgia, serving as a consultant to Willis Group for approximately two years.

        Sarah J. Turvill—Sarah J. Turvill became a member of the Group Executive Committee on July 1, 2001. Miss Turvill joined the Willis Group in May 1978 and for over the last 10 years has had a senior management role in the growth of our international activities, particularly in Europe where she was Managing Director from 1995 to 2001. Since July 1, 2001 Miss Turvill has been the Chief Executive Officer of Willis Group's International operations. She has 25 years of experience in the insurance brokerage industry, all of which have been with us.

        Mario Vitale—Mario Vitale is a member of the Group Executive Committee and Chief Executive Officer of Willis North America. Mr Vitale joined us as a Group Executive Vice President—Group Sales and Marketing on November 13, 2000 and was Chairman of Willis Risk Solutions from September 2002 to January 2003. Prior to joining the Willis Group, Mr. Vitale was President of the Risk Management Division of Kemper Insurance Company for one year and President of the Risk Management Division of Reliance National with full global responsibilities for 13 years. He is also on the Board of Directors of the College of Insurance in New York. Mr. Vitale has 26 years of experience in the insurance industry.

Item 11—Executive Compensation

        The information under the heading "Executive Compensation" in the 2003 Proxy Statement is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management

        The information under the heading "Security Ownership" in the 2003 Proxy Statement is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions

        The information under the heading "Transactions with Management and Others" in the 2003 Proxy Statement is incorporated herein by reference.

Item 14—Controls and Procedures

        Within the 90 days prior to the date of filing this Annual Report on form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART IV

Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as a part of this report:

(1)
Consolidated Financial Statements of Willis Group Holdings Limited consisting of:

(a)
Report of Independent Auditors.

(b)
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002.

(c)
Consolidated Balance Sheets as of December 31, 2002 and 2001.

(d)
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002.

(e)
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2002.

(f)
Notes to the Consolidated Financial Statements.

(2)
Consolidated Financial Statement Schedules consisting of:

(a)
Schedule II—Valuation and Qualifying Accounts.

    All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

  (3)
  Exhibits:

3.1	Memorandum of Association of Willis Group Holdings Limited, dated February 8, 2001, as altered by registration pursuant to the Companies Act 1981 of Bermuda on April 10, 2001 (incorporated by reference to Exhibit No 3.1 to Registration Statement No. 33-60982)
3.2	Form of Bye-Laws of Willis Group Holdings Limited (incorporated by reference to Exhibit No 3.2 to Registration Statement No. 333-60892)
3.3	Memorandum of Increase in the Share Capital of Willis Group Holdings Limited (incorporated by reference to Exhibit No. 3.3 to Registration Statement No. 333-60982)
4.1
Indenture, dated February 2, 1999, among Willis Corroon Corporation, as issuer, Willis Corroon Partners and Willis Corroon Group Limited, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit No. 4.1 to Registration No. 333-74483)
4.2
Registration Rights Agreement, dated December 18, 1998, between TA I Limited and Profit Sharing (Overseas), Limited Partnership (the "Profit Sharing Registration Rights Agreement") (incorporated by reference to Exhibit No 4.2 to Registration Statement 333-60892)
4.3	Amendment No. 1 to the Profit Sharing Registration Rights Agreement (incorporated by reference to Exhibit No 4.3 to Registration statement No. 333-60892)

4.4
Registration Rights Agreement, dated July 21, 1998, among TA I Limited, TA II Limited, Royal & Sun Alliance Group plc, Guardian Royal Exchange plc, The Chubb Corporation, The Hartford Financial Services Group, Inc. and the Travelers Indemnity Company (the "Consortium Registration Rights Agreement") (incorporated by reference to Exhibit No. 4.4 to Registration Statement No. 333-60892)
4.5
Amendment and Assumption Agreement, dated November 12, 1998, relating to the Consortium Registration Rights Agreement (incorporated by reference to Exhibit No. 4.5 to Registration Statement No. 333-60892)
4.6	Amendment to the Carrier Agreements relating to, among other things, the Consortium Registration Rights Agreement (incorporated by reference to Exhibit No. 4.6 to Registration Statement No. 333-60892)
4.7
Management and Employee Shareholders' and Subscription Agreement, dated as of December 20, 1999, among TA I Limited, Mourant & Co. Trustees Limited, and certain management members of TA I Limited and subsidiaries (the "Management Registration Rights Agreement") (incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-60982)
4.8	Global Amendment to the Equity Participation Plan Agreements of TA I Limited (incorporated by reference to Exhibit No. 4.7 to Registration Statement No. 333-60892)
10.1
Credit Agreement, dated as of July 22, 1998, and amended and restated as of February 19, 1999 and amended as of January 1, 2001, among Willis Corroon Corporation, as borrower, Willis Corroon Group Limited and Trinity Acquisition plc, as guarantors, the lenders thereunder and JPMorgan Chase Bank, as administrative agent and collateral agent (the "Credit Agreement") (incorporated by reference to Exhibit No. 10.2 to Registration Statement No. 333-74483)
10.2
Indenture, dated February 2, 1999, among Willis Corroon Corporation, as issuer, Willis Corroon Partners and Willis Corroon Group Limited, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit No. 4.1 to Registration Statement No. 333-74483)
10.3	Form of 9% Senior Subordinated Notes due 2009 (the "Exchange Notes") (included as part of Exhibit 10.2 hereto)
10.4	Willis Group Holdings Limited Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit No. 4.3 to Registration Statement No. 333-63186)
10.5	The Willis Group Holdings Limited Non-Employee Directors Share Option Plan (incorporated by reference to Exhibit No. 4.4 to Registration Statement No. 333-63186)
10.6	Amended and Restated 1998 Share Purchase and Option Plan for Key Employees of Willis Group Holdings Limited (incorporated by reference to Exhibit No. 4.5 to Registration Statement No. 333-63186)
10.7	Amended and Restated Willis Award Plan for Key Employees of Willis Group Holdings Limited (incorporated by reference to Exhibit No. 4.6 to Registration Statement No. 333-63186)
10.8	Willis Group Holdings Limited 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit No. 10.8 to Registration Statement No. 333-60982)

10.9	The Willis Group Holdings Limited 2001 Bonus and Stock Plan (incorporated by reference to Exhibit No. 4.8 to Registration No. 333-63186)
10.10	Willis Group Holdings Limited North America 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 4.3 to Registration Statement No. 333-62780)
10.11	Willis North America Inc. Financial Security Partnership Plan (incorporated by reference to Exhibit No. 4.3 to Registration Statement No. 333-67466)
10.12	Guarantee by Willis Corroon Group Limited of pension plan of Brian Johnson (incorporated by reference of Exhibit No. 10.11 to Registration Statement No. 333-74483)
10.13	Form of Willis Group Holdings Limited Zero Cost Share Option Scheme (incorporated by reference to Exhibit No. 10.12 to Registration Statement No. 333-74483)
10.14	Form of Amendment to TA I Limited Zero Cost Share Option Scheme (incorporated by reference to Exhibit No. 10.12 to Registration Statement No. 333-60982)
10.15
Agreement, dated July 23, 1997, among Assurances Générales de France IART, UAP Incendie-Accidents, Athéna, Gras Savoye Euro Finance S.A., Mr. Emmanuel Gras, Mr. Patrick Lucas, Mr. Daniel Naftalski, Willis Corroon Group plc, Willis Corroon Europe B.V., and Gras Savoye & Cie, along with Amendment No. 1 thereto, dated December 11, 1997, and Addendum thereto dated July 23, 1997 (incorporated by reference to Exhibit No. 211 to Registration Statement No. 333-74483)
10.16
Shareholder Rights Agreement dated as of July 22, 1998 among TA I Limited, TA II Limited, Profit Sharing (Overseas), Limited Partnership, Royal & Sun Alliance Group plc, Guardian Royal Exchange plc, The Chubb Corporation, The Hartford Financial Services Group, Inc. and the Travelers Indemnity Company (incorporated by reference to Exhibit No. 10.14 to Registration Statement No. 333-60982) (amended by Exhibit 4.8 filed herewith)
10.17
Contribution and Share Subscription Agreement dated as of July 22, 1998, among TA I Limited, TA II Limited, TA III plc, Trinity Acquisition plc, KKR 1996 Fund (Overseas), Limited Partnership and Profit Sharing (Overseas), Limited Partnership (incorporated by reference to Exhibit No. 10.15 to Registration Statement No. 333-60982)
10.18
Share Subscription Agreement dated as of July 22, 1998, among TA I Limited, TA II Limited and the consortium members listed therein (incorporated by reference to Exhibit No. 10.16 to Registration Statement No. 333-60982)
10.19
Share Subscription Agreement dated as of November 12, 1998, among The Tokio Marine and Fire Insurance Co., Ltd., TA I Limited and TA II Limited (incorporated by reference to Exhibit No. 10.17 to Registration Statement No. 333-60982)
10.20	Form of Employment Agreement of Thomas Colraine
10.21	Form of Employment Agreement of Richard J. S. Bucknall
10.22	Form of Employment Agreement of John M. Pelly
10.23	Form of Employment Agreement of Mario Vitale

10.24
Form of Amended and Restated Employment Agreement, dated as of March 26, 2001, between Willis Group Holdings Limited and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.9 to Registration Statement No. 333-60982)
10.25	Second Amendment to the Amended and Restated Employment Agreement between Willis Group Holdings Limited and Joseph J. Plumeri
21.1	List of subsidiaries
23.1	Consent of Deloitte & Touche
24.1	Powers of Attorney
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
No reports on Form 8-K were filed by the registrant in the fiscal quarter ended December 31, 2002.

Schedule II

WILLIS GROUP HOLDINGS LIMITED

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions		Foreign exchange differences	Balance at end of period
	(million)
Year ended December 31, 2002
Provision for bad and doubtful debts	$25	$5	$(2)		$2	$30
Deferred tax valuation allowance	92	1	(3)		10	100

Year ended December 31, 2001
Provision for bad and doubtful debts	$24	$10	$(8	)(1)	$(1)	$25
Deferred tax valuation allowance	101	—	(6)		(3)	92

Year ended December 31, 2000
Provision for bad and doubtful debts	$25	$8	$(7)		$(2)	$24
Deferred tax valuation allowance	125	8	(22)		(10)	101

(1)
Includes $6 million relating to dispositions.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS GROUP HOLDINGS LIMITED (Registrant)
	By:	/s/ THOMAS COLRAINE Thomas Colraine Group Chief Financial Officer
Dated: London, March 26, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 26th day of March 2003

GEORGE R. ROBERTS* George R. Roberts Director	HENRY R. KRAVIS* Henry R. Kravis Director
/s/ JOSEPH J. PLUMERI Joseph J. Plumeri Director	PERRY GOLKIN* Perry Golkin Director
TODD A. FISHER* Todd A. Fisher Director	SCOTT C. NUTTALL* Scott C. Nuttall Director
PAUL M. HAZEN* Paul M. Hazen Director	SENATOR WILLIAM BRADLEY* Senator William Bradley Director
JAMES R. FISHER* James R. Fisher Director	DOUGLAS B. ROBERTS* Douglas B. Roberts Director

        William P. Bowden Jr., pursuant to the Power of Attorney executed by each of the individuals whose name is followed by an (*) and filed herewith, by signing his name hereunto does hereby sign and execute this Form 10-K of Willis Group Holdings Limited on behalf of such individual in the capacities in which the names of each appear above.

/s/ WILLIAM P. BOWDEN JR. William P. Bowden Jr.

CERTIFICATION

        I, Joseph J. Plumeri, certify that:

1.
I have reviewed this annual report on Form 10-K of Willis Group Holdings Limited;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registration's other certifying officers and I are responsible for establishing and maintaining disclosures controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: March 26, 2003

By:	/s/ JOSEPH J. PLUMERI Joseph J. Plumeri Chairman and Chief Executive Officer

CERTIFICATION

        I, Thomas Colraine, certify that:

1.
I have reviewed this annual report on Form 10-K of Willis Group Holdings Limited;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registration's other certifying officers and I are responsible for establishing and maintaining disclosures controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
/s/ THOMAS COLRAINE
	Name: Title:	Thomas Colraine Group Chief Financial Officer

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
WILLIS GROUP HOLDINGS LIMITED ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
PART I
  Item 1—Business
  Item 2—Properties
  Item 3—Legal Proceedings
  Item 4—Submission of Matters to a Vote of Security Holders
PART II
  Item 5—Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6—Selected Financial Data
  Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A—Quantitative and Qualitative Disclosures About Market Risk
  Item 8—Financial Statements and Supplementary Accounts
Index to Financial Statements and Supplementary Data
WILLIS GROUP HOLDINGS LIMITED
  INDEPENDENT AUDITORS' REPORT
WILLIS GROUP HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF OPERATIONS
WILLIS GROUP HOLDINGS LIMITED CONSOLIDATED BALANCE SHEETS
WILLIS GROUP HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF CASH FLOWS
WILLIS GROUP HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
WILLIS GROUP HOLDINGS LIMITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  Item 9—Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10—Directors and Executive Officers of the Registrant
  Item 11—Executive Compensation
  Item 12—Security Ownership of Certain Beneficial Owners and Management
  Item 13—Certain Relationships and Related Transactions
  Item 14—Controls and Procedures
PART IV
  Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K
  Schedule II
WILLIS GROUP HOLDINGS LIMITED VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
CERTIFICATION
CERTIFICATION