Form 10-Q
period 2003-03-31
WILLIS GROUP HOLDINGS LTD
filed 2003-05-15
CIK 1140536

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-16503

WILLIS GROUP HOLDINGS LIMITED
(Exact name of Registrant as specified in its charter)

Bermuda (Jurisdiction of incorporation or organization)	98-0352587 (I.R.S. Employer Identification No.)
c/o Willis Group Limited Ten Trinity Square, London EC3P 3AX, England (Address of principal executive offices)
(011) 44-20-7488-8111 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of April 30, 2003, there were outstanding 152,177,494 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

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

PART I—FINANCIAL INFORMATION

Item 1    Financial Statements

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)
(unaudited)

	Three months ended March 31,
	2003	2002
REVENUES:
Commissions and fees	$540	$436
Interest income	15	15

Total revenues	555	451

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	351	297
Non-cash compensation—performance options	8	18
Depreciation expense	9	8
Amortization of intangible assets	1	—

Total expenses	369	323

OPERATING INCOME	186	128
Interest expense	15	17

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	171	111
INCOME TAX EXPENSE	61	43

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	110	68
EQUITY IN NET INCOME OF ASSOCIATES	10	6
MINORITY INTEREST	(3)	(6)

NET INCOME	$117	$68

NET INCOME PER SHARE (Note 4)
—Basic	$0.79	$0.46
—Diluted	$0.69	$0.43

AVERAGE NUMBER OF SHARES OUTSTANDING (Note 4)
—Basic	149	147
—Diluted	169	159

The accompanying notes are an integral part of these consolidated financial statements

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

(millions, except share data)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$189	$211
Fiduciary funds—restricted	1,554	1,369
Short-term investments	57	54
Accounts receivable, net of allowance for doubtful accounts of $30 in 2003 and $30 in 2002	8,268	6,589
Fixed assets, net of accumulated depreciation of $135 in 2003 and $129 in 2002	212	213
Goodwill and other intangible assets, net of accumulated amortization of $119 in 2003 and $118 in 2002	1,314	1,262
Investments in associates	118	108
Deferred tax assets	153	151
Other assets	172	188

TOTAL ASSETS	$12,037	$10,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$9,609	$7,725
Deferred revenue and accrued expenses	197	233
Income taxes payable	189	169
Long-term debt	499	567
Provisions	121	129
Other liabilities	432	443

Total liabilities	11,047	9,266

COMMITMENTS AND CONTINGENCIES (Note 5)
MINORITY INTEREST	20	25
STOCKHOLDERS' EQUITY:
Common shares, $0.000115 par value; Authorized: 4,000,000,000;
Issued and outstanding, 151,940,741 shares in 2003 and 148,249,419 shares in 2002	—	—
Additional paid-in capital	985	960
Retained earnings	140	42
Accumulated other comprehensive loss (Note 7)	(137)	(131)
Treasury stock, at cost, 894,215 shares in 2003 and 886,255 shares in 2002	(18)	(17)

Total stockholders' equity	970	854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,037	$10,145

The accompanying notes are an integral part of these consolidated financial statements

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)
(unaudited)

	Three months ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$117	$68
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9	8
Amortization of intangible assets	1	—
Provision for doubtful accounts	3	1
Minority interest	1	6
Provisions	(7)	(3)
Provision for deferred income taxes	1	(4)
Non-cash compensation expense attributable to performance options	8	18
Other	(12)	(7)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	(173)	(80)
Accounts receivable	(1,733)	(1,689)
Accounts payable	1,919	1,765
Other	(39)	5

Net cash provided by operating activities	95	88

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of fixed assets	1	—
Additions to fixed assets	(9)	(5)
Acquisitions of subsidiaries, net of cash acquired	(48)	6
Purchase of short-term investments	(3)	(18)
Proceeds on sale of short-term investments	—	10

Net cash used in investing activities	(59)	(7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(68)	(20)
Purchase of treasury stock, net of sale proceeds	—	(2)
Proceeds from issue of shares	10	—

Net cash used in financing activities	(58)	(22)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22)	59
Effect of exchange rate changes on cash and cash equivalents	—	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	211	128

CASH AND CASH EQUIVALENTS, END OF PERIOD	$189	$183

The accompanying notes are an integral part of these consolidated financial statements

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     THE COMPANY AND ITS OPERATIONS

        Willis Group Holdings Limited ("Willis Group Holdings") and subsidiaries (collectively, the "Company") provide a broad range of value-added risk management consulting and insurance brokerage services, both directly and indirectly through its associates, to a diverse base of clients internationally. The Company provides specialized risk management advisory and other services on a global basis to clients in various industries, including the construction, aerospace, marine and energy industries. In its capacity as an advisor and insurance broker, the Company acts as an intermediary between clients and insurance carriers by advising clients on risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through the Company's global distribution network. The Company also provides other value-added services.

2.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        The accompanying consolidated financial statements (hereinafter referred to as the "Interim Financial Statements") have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

        The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the three month period ended March 31, 2003 may not necessarily be indicative of the operating results that may be incurred for the entire fiscal year.

        The December 31, 2002 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Interim Financial Statements should be read in conjunction with the Company's consolidated balance sheets as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2002 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        Willis Group Holdings applies the intrinsic value method allowed by Accounting Practices Board Opinion No.25, Accounting for Stock Issued to Employees ("APB 25") in accounting for its stock option plans. Under APB 25, compensation expense resulting from awards under variable plans, is measured as the difference between the quoted market price at the date when the number of shares is known (the date the performance conditions are satisfied) and the exercise price; the cost is recognized over the period the employee performs related services.

        The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended March 31,
	2003	2002
Net income, as reported	$117	$68
Add: Non-cash compensation expense—performance options included in reported net income, net of related tax	6	15
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(1)	(1)

Pro forma net income	$122	$82

Net income per share:
— Basic, as reported	$0.79	$0.46

— Basic, pro forma	$0.82	$0.56

— Diluted, as reported	$0.69	$0.43

— Diluted, pro forma	$0.72	$0.52

3.     DERIVATIVE FINANCIAL INSTRUMENTS

        The financial risks the Company manages through the use of financial instruments are interest rate risk and foreign currency risk. The Company's Board of Directors reviews and agrees on policies for managing each of these risks. The Company has applied SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") in accounting for these financial instruments.

        Interest rate contracts—The fair values of interest rate contracts are recorded in other assets and liabilities on the balance sheet. Changes in fair value of contracts that are effective cashflow hedges as defined by SFAS 133 are recorded as a component of other comprehensive income with a gain of $1 million recorded for the three month period ended March 31, 2003 (2002: loss $1 million). Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings.

        For interest rate contracts which were not effective for hedge accounting as defined in SFAS 133, the Company has recorded a loss of $1 million in general and administrative expenses, representing the change in fair value for the three month period ended March 31, 2003 (2002: loss $1 million).

        Foreign currency contracts—The fair values of foreign currency contracts are recorded in other assets and liabilities, with changes in fair value of effective cashflow hedges recorded in other comprehensive income and changes in fair value of ineffective hedges recorded in general and administrative expenses. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings.

        For the three month period ended March 31, 2003, the Company has recorded a loss of $6 million in other comprehensive income relating to changes in fair value on contracts which are effective cashflow hedges as defined in SFAS 133 (2002: $nil). For contracts which were not effective for hedge accounting as defined in SFAS 133, the Company has recorded $nil in general and administrative expenses, representing the change in fair value for the three month period ended March 31, 2003 (2002: $nil).

4.     NET INCOME PER SHARE

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

        For the three month period ended March 31, 2003, time-based and performance-based options to purchase 19.9 million and 9.2 million (2002: 19.0 million and 11.2 million) shares, respectively, and 0.3 million restricted shares (2002: 0.1 million), were outstanding. Basic and diluted net income per share are as follows:

	Three months ended March 31,
	2003	2002
	(millions, except per share data)
Basic average number of shares outstanding	149	147
Dilutive effect of potentially issuable shares	20	12

Diluted average number of shares outstanding	169	159

Basic net income per share	$0.79	$0.46
Dilutive effect of potentially issuable shares	(0.10)	(0.03)

Diluted net income per share	$0.69	$0.43

5.     COMMITMENTS AND CONTINGENCIES

        In common with many companies involved in selling personal pension plans in the United Kingdom ("UK"), the Company's financial advisory business, Willis Corroon Financial Planning Limited ("WCFP"), is required by the Financial Services Authority ("the Regulator"), which regulates these matters, to review certain categories of personal pension plans sold to individuals between 1988 and 1994. WCFP is required to compensate those individuals who transferred from, opted out or did not join their employer-sponsored pension plan if the expected benefits from their personal pension plan did not equal the benefits that would have been available from their employer-sponsored pension plan. Whether compensation is due to a particular individual, and the amount thereof, is dependent upon the subsequent performance of the personal pension plan sold and the net present value of the benefits that would have been available from the employer-sponsored pension plan calculated using financial and demographic assumptions prescribed by the Regulator.

        At March 31, 2003, the Company had a provision of $17 million relating to this issue. Although the Company considers these provisions to be prudent, there remains some uncertainty as to the ultimate exposure relating to the review.

        At March 31, 2003, the Company had a provision of $19 million for discontinued operations that includes estimates for future costs of administering the run-off of the Company's former US and UK underwriting operations. The US underwriting operation was disposed of in 1986 and put into liquidation in 1994. In the UK, Willis Faber (Underwriting Management) Limited ("WFUM"), a wholly-owned subsidiary of the Company provided underwriting agency and other services to certain insurance companies including Sovereign Marine & General Insurance Company Limited ("Sovereign") (in Scheme of Arrangement) (collectively, the "stamp companies") and in 1991 ceased arranging new business on behalf of the stamp companies. Willis Faber Limited has agreed with certain of the stamp companies to fund certain costs of the run-off, subject to agreed guidelines as to timing and amount. Although the Company expects the run-off to be conducted in an orderly manner, it may ultimately prove to be a lengthy and expensive process. The amounts to be funded under the run-off arrangements are currently within the aggregate of the provisions made.

        The Company is subject to various actual and potential claims, lawsuits and proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Similar to other corporations, the Company is also subject to a variety of other claims, including those relating to the Company's employment practices. Some of those claims, lawsuits and proceedings seek damages in amounts which could, if assessed, be significant.

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

6.     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Three months ended March 31,
	2003	2002
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$37	$10
Cash payments for interest	$24	$28

Supplemental disclosures of non-cash flow investing and financing activities:
Purchase of fixed assets	$1	—
Issue of stock on acquisition of subsidiaries	6	—
Deferred payments on acquisitions of subsidiaries	4	—
Acquisitions:
Fair value of assets acquired	5	72
Less: liabilities assumed	—	(71)
cash acquired	—	(19)

Acquisitions, net of cash acquired	$5	$(18)

7.     ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of other comprehensive income are as follows:

	Three months ended March 31,
	2003	2002
	(millions)
Net income	$117	$68
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	2
Unrealized holding gains	(1)	(1)
Net loss on derivative instruments (net of tax of $2 in 2003)	(5)	(1)

Other comprehensive loss (net of tax of $2 in 2003)	(6)	—

Comprehensive income	$111	$68

        The components of accumulated other comprehensive loss are as follows:

	March 31, 2003	December 31, 2002
	(millions)
Net foreign currency translation adjustment	$(8)	$(8)
Net cumulative effect of accounting change	8	8
Net unrealized holding gains	2	3
Net minimum pension liability adjustment	(167)	(167)
Net gain on derivative instruments	28	33

	$(137)	$(131)

8.     SEGMENT INFORMATION

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

9.     CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Willis North America Inc. ("Willis North America") debt securities registered in April 2003 will be, if issued, jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Group Limited, Willis Partners, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

        Presented below is condensed consolidating financial information for: i) Willis Group Holdings, which will be a guarantor, on a parent company only basis; ii) the Other Guarantors, which are all wholly owned subsidiaries of the parent; iii) the Issuer, Willis North America; iv) Other, which are the non-guarantor subsidiaries, on a combined basis; v) Eliminations; and vi) Consolidated Company and subsidiaries. The equity method has been used for all investments in subsidiaries.

        The entities included in the Other Guarantors column are Willis Group Limited, Willis Partners, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$540	$—	$540
Interest income	—	—	2	17	(4)	15

Total revenues	—	—	2	557	(4)	555

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	3	(5)	349	3	351
Non-cash compensation—performance options	—	—	—	8	—	8
Depreciation expense	—	—	2	7	—	9
Amortization of intangible assets	—	—	—	—	1	1

Total expenses	1	3	(3)	364	4	369

OPERATING (LOSS) INCOME	(1)	(3)	5	193	(8)	186
Investment income from Group undertakings	—	57	10	—	(67)	—
Interest expense	—	(62)	(14)	(10)	71	(15)

(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	(8)	1	183	(4)	171
INCOME TAX EXPENSE	—	(2)	—	60	3	61

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	(6)	1	123	(7)	110
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	8	2	10
MINORITY INTEREST	—	—	—	—	(3)	(3)
EQUITY ACCOUNT FOR SUBSIDIARIES	118	124	22	—	(264)	—

NET INCOME	$117	$118	$23	$131	$(272)	$117

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$436	$—	$436
Interest income	—	—	2	17	(4)	15

Total revenues	—	—	2	453	(4)	451

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	—	—	(2)	303	(4)	297
Non-cash compensation—performance options	—	—	—	18	—	18
Depreciation expense	—	—	2	6	—	8

Total expenses	—	—	—	327	(4)	323

OPERATING INCOME	—	—	2	126	—	128
Investment income from Group undertakings	—	56	18	—	(74)	—
Interest expense	—	(64)	(20)	(9)	76	(17)

(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	—	(8)	—	117	2	111
INCOME TAX EXPENSE	—	(7)	—	40	10	43

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	—	(1)	—	77	(8)	68
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	6	—	6
MINORITY INTEREST	—	—	—	—	(6)	(6)
EQUITY ACCOUNT FOR SUBSIDIARIES	68	69	11	—	(148)	—

NET INCOME	$68	$68	$11	$83	$(162)	$68

Condensed Consolidating Balance Sheet

	As at March 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$4	$—	$70	$115	$—	$189
Fiduciary funds—restricted	—	—	114	1,440	—	1,554
Short-term investments	—	—	—	57	—	57
Accounts receivable	11	2,726	928	8,934	(4,331)	8,268
Fixed assets	—	—	30	182	—	212
Goodwill and other intangible assets	—	—	—	133	1,181	1,314
Investments in associates	—	—	—	138	(20)	118
Deferred tax assets	—	—	1	160	(8)	153
Other assets	—	65	1	119	(13)	172
Equity accounted subsidiaries	957	1,647	432	1,528	(4,564)	—

TOTAL ASSETS	$972	$4,438	$1,576	$12,806	$(7,755)	$12,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1	$—	$—	$9,608	$—	$9,609
Deferred revenue and accrued expenses	—	—	2	181	14	197
Income taxes payable	—	62	1	105	21	189
Long-term debt	—	—	499	—	—	499
Provisions	—	—	18	68	35	121
Other liabilities	1	3,423	655	714	(4,361)	432

Total liabilities	2	3,485	1,175	10,676	(4,291)	11,047

MINORITY INTEREST	—	—	—	2	18	20
STOCKHOLDERS' EQUITY	970	953	401	2,128	(3,482)	970

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$972	$4,438	$1,576	$12,806	$(7,755)	$12,037

Condensed Consolidating Balance Sheet

	As at December 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$97	$113	$—	$211
Fiduciary funds—restricted	—	—	103	1,266	—	1,369
Short-term investments	—	—	—	54	—	54
Accounts receivable	—	2,698	952	7,127	(4,188)	6,589
Fixed assets	—	—	31	182	—	213
Goodwill and other intangible assets	—	—	—	145	1,117	1,262
Investments in associates	—	—	—	125	(17)	108
Deferred tax assets	—	—	—	153	(2)	151
Other assets	—	49	4	178	(43)	188
Equity accounted subsidiaries	856	1,541	398	1,454	(4,249)	—

TOTAL ASSETS	$857	$4,288	$1,585	$10,797	$(7,382)	$10,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$—	$574	$7,442	$(291)	$7,725
Deferred revenue and accrued expenses	—	—	17	216	—	233
Income taxes payable	—	53	—	92	24	169
Long-term debt	—	—	567	—	—	567
Provisions	—	—	16	82	31	129
Other liabilities	3	3,383	35	1,001	(3,979)	443

Total liabilities	3	3,436	1,209	8,833	(4,215)	9,266

MINORITY INTEREST	—	—	—	2	23	25
STOCKHOLDERS' EQUITY	854	852	376	1,962	(3,190)	854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$857	$4,288	$1,585	$10,797	$(7,382)	$10,145

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$117	$118	$23	$131	$(272)	$117
Equity account for subsidiaries	(118)	(124)	(22)	—	264	—
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	—	—	2	7	—	9
Amortization of intangible assets	—	—	—	—	1	1
Provision for doubtful accounts	—	—	—	3	—	3
Minority interest	—	—	—	1	—	1
Provisions	—	—	—	(11)	4	(7)
Provision for deferred income taxes	—	—	—	1	—	1
Non-cash compensation expense attributable to performance options	—	—	—	8	—	8
Other	—	—	—	(10)	(2)	(12)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	—	—	(10)	(163)	—	(173)
Accounts receivable	—	(1)	—	(1,732)	—	(1,733)
Accounts payable	—	—	—	1,919	—	1,919
Other	1	(1)	(14)	(30)	5	(39)

Net cash (used in) provided by operating activities	—	(8)	(21)	124	—	95

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of fixed assets	—	—	—	1	—	1
Additions to fixed assets	—	—	—	(9)	—	(9)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(48)	—	(48)
Purchase of short-term investments	—	—	—	(3)	—	(3)

Net cash used in investing activities	—	—	—	(59)	—	(59)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(68)	—	—	(68)
Amounts owed by and to Group undertakings	(7)	8	62	(63)	—	—
Proceeds from issue of shares	10	—	—	—	—	10

Net cash provided by (used in) financing activities	3	8	(6)	(63)	—	(58)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	—	(27)	2	—	(22)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	97	113	—	211

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4	$—	$70	$115	$—	$189

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68	$68	$11	$83	$(162)	$68
Equity account for subsidiaries	(68)	(69)	(11)	—	148	—
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	—	—	2	6	—	8
Provision for doubtful accounts	—	—	—	1	—	1
Minority interest	—	—	—	6	—	6
Provisions	—	—	(1)	(2)	—	(3)
Provision for deferred income taxes	—	—	—	(4)	—	(4)
Non-cash compensation expense attributable to performance options	—	—	—	18	—	18
Other	—	—	—	(7)	—	(7)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	—	—	16	(96)	—	(80)
Accounts receivable	—	2	2	(1,693)	—	(1,689)
Accounts payable	—	—	—	1,765	—	1,765
Other	(8)	(9)	(26)	34	14	5

Net cash (used in) provided by operating activities	(8)	(8)	(7)	111	—	88

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	—	—	—	(5)	—	(5)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	6	—	6
Purchase of short-term investments	—	—	—	(18)	—	(18)
Proceeds on sale of short-term investments	—	—	—	10	—	10

Net cash used in investing activities	—	—	—	(7)	—	(7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(20)	—	—	(20)
Amounts owed by and to Group undertakings	9	10	72	(91)	—	—
Purchase of treasury stock, net of sale proceeds	—	(2)	—	—	—	(2)

Net cash provided by (used in) financing activities	9	8	52	(91)	—	(22)

INCREASE IN CASH AND CASH EQUIVALENTS	1	—	45	13	—	59
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	30	98	—	128

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$75	$107	$—	$183

10.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Trinity Acquisition Limited debt securities registered in April 2003 will be, if issued, jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, TA I Limited, TA II Limited and TA III Limited.

        Presented below is condensed consolidating financial information for: i) Willis Group Holdings, which will be a guarantor, on a parent company only basis; ii) the Other Guarantors, which are all wholly owned subsidiaries of the parent; iii) the Issuer, Trinity Acquisition Limited; iv) Other, which are the non-guarantor subsidiaries, on a combined basis; v) Eliminations; and vi) Consolidated Company and subsidiaries. The equity method has been used for all investments in subsidiaries.

        The entities included in the Other Guarantors column are TA I Limited, TA II Limited and TA III Limited.

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$540	$—	$540
Interest income	—	—	—	19	(4)	15

Total revenues	—	—	—	559	(4)	555

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	—	—	347	3	351
Non-cash compensation—performance options	—	—	—	8	—	8
Depreciation expense	—	—	—	9	—	9
Amortization of intangible assets	—	—	—	—	1	1

Total expenses	1	—	—	364	4	369

OPERATING (LOSS) INCOME	(1)	—	—	195	(8)	186
Investment income from Group undertakings	—	—	39	33	(72)	—
Interest expense	—	—	(16)	(75)	76	(15)

(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	23	153	(4)	171
INCOME TAX EXPENSE	—	—	7	51	3	61

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	16	102	(7)	110
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	8	2	10
MINORITY INTEREST	—	—	—	—	(3)	(3)
EQUITY ACCOUNT FOR SUBSIDIARIES	118	118	102	—	(338)	—

NET INCOME	$117	$118	$118	$110	$(346)	$117

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$436	$—	$436
Interest income	—	—	—	19	(4)	15

Total revenues	—	—	—	455	(4)	451

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	—	—	—	301	(4)	297
Non-cash compensation—performance options	—	—	—	18	—	18
Depreciation expense	—	—	—	8	—	8

Total expenses	—	—	—	327	(4)	323

OPERATING INCOME	—	—	—	128	—	128
Investment income from Group undertakings	—	—	39	33	(72)	—
Interest expense	—	—	(17)	(74)	74	(17)

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	—	—	22	87	2	111
INCOME TAX EXPENSE	—	—	2	31	10	43

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	—	—	20	56	(8)	68
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	6	—	6
MINORITY INTEREST	—	—	—	—	(6)	(6)
EQUITY ACCOUNT FOR SUBSIDIARIES	68	68	48	—	(184)	—

NET INCOME	$68	$68	$68	$62	$(198)	$68

Condensed Consolidating Balance Sheet

	As at March 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$4	$—	$—	$185	$—	$189
Fiduciary funds—restricted	—	—	—	1,554	—	1,554
Short-term investments	—	—	—	57	—	57
Accounts receivable	11	8	1,488	11,092	(4,331)	8,268
Fixed assets	—	—	—	212	—	212
Goodwill and other intangible assets	—	—	—	133	1,181	1,314
Investments in associates	—	—	—	138	(20)	118
Deferred tax assets	—	—	—	161	(8)	153
Other assets	—	—	2	183	(13)	172
Equity accounted subsidiaries	957	951	103	4,184	(6,195)	—

TOTAL ASSETS	$972	$959	$1,593	$17,899	$(9,386)	$12,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1	$—	$—	$9,608	$—	$9,609
Deferred revenue and accrued expenses	—	—	—	183	14	197
Income taxes payable	—	—	47	121	21	189
Long-term debt	—	—	—	499	—	499
Provisions	—	—	—	86	35	121
Other liabilities	1	6	596	4,188	(4,359)	432

Total liabilities	2	6	643	14,685	(4,289)	11,047

MINORITY INTEREST	—	—	—	2	18	20
STOCKHOLDERS' EQUITY	970	953	950	3,212	(5,115)	970

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$972	$959	$1,593	$17,899	$(9,386)	$12,037

Condensed Consolidating Balance Sheet

	As at December 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$—	$210	$—	$211
Fiduciary funds—restricted	—	—	—	1,369	—	1,369
Short-term investments	—	—	—	54	—	54
Accounts receivable	—	9	1,544	9,224	(4,188)	6,589
Fixed assets	—	—	—	213	—	213
Goodwill and other intangible assets	—	—	—	145	1,117	1,262
Investments in associates	—	—	—	125	(17)	108
Deferred tax assets	—	—	—	153	(2)	151
Other assets	—	—	4	227	(43)	188
Equity accounted subsidiaries	856	849	18	4,099	(5,822)	—

TOTAL ASSETS	$857	$858	$1,566	$15,819	$(8,955)	$10,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$—	$—	$8,016	$(291)	$7,725
Deferred revenue and accrued expenses	—	—	—	233	—	233
Income taxes payable	—	—	40	105	24	169
Long-term debt	—	—	—	567	—	567
Provisions	—	—	—	98	31	129
Other liabilities	3	6	677	3,736	(3,979)	443

Total liabilities	3	6	717	12,755	(4,215)	9,266

MINORITY INTEREST	—	—	—	2	23	25
STOCKHOLDERS' EQUITY	854	852	849	3,062	(4,763)	854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$857	$858	$1,566	$15,819	$(8,955)	$10,145

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$117	$118	$118	$110	$(346)	$117
Equity account for subsidiaries	(118)	(118)	(102)	—	338	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—	—	9	—	9
Amortization of intangible assets	—	—	—	—	1	1
Provision for doubtful accounts	—	—	—	3	—	3
Minority interest	—	—	—	1	—	1
Provisions	—	—	—	(11)	4	(7)
Provision for deferred income taxes	—	—	—	1	—	1
Non-cash compensation expense attributable to performance options	—	—	—	8	—	8
Other	—	—	—	(10)	(2)	(12)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	—	—	—	(173)	—	(173)
Accounts receivable	—	—	—	(1,733)	—	(1,733)
Accounts payable	—	—	—	1,919	—	1,919
Other	1	—	7	(52)	5	(39)

Net cash provided by operating activities	—	—	23	72	—	95

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of fixed assets	—	—	—	1	—	1
Additions to fixed assets	—	—	—	(9)	—	(9)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(48)	—	(48)
Purchase of short-term investments	—	—	—	(3)	—	(3)

Net cash used in investing activities	—	—	—	(59)	—	(59)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	—	(68)	—	(68)
Amounts owed by and to Group undertakings	(7)	—	(23)	30	—	—
Proceeds from issue of shares	10	—	—	—	—	10

Net cash provided by (used in) financing activities	3	—	(23)	(38)	—	(58)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	—	—	(25)	—	(22)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	—	210	—	211

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4	$—	$—	$185	$—	$189

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68	$68	$68	$62	$(198)	$68
Equity account for subsidiaries	(68)	(68)	(48)	—	184	—
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	—	—	—	8	—	8
Provision for doubtful accounts	—	—	—	1	—	1
Minority interest	—	—	—	6	—	6
Provisions	—	—	—	(3)	—	(3)
Provision for deferred income taxes	—	—	—	(4)	—	(4)
Non-cash compensation expense attributable to performance options	—	—	—	18	—	18
Other	—	—	—	(7)	—	(7)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	—	—	—	(80)	—	(80)
Accounts receivable	—	—	—	(1,689)	—	(1,689)
Accounts payable	—	—	—	1,765	—	1,765
Other	(8)	—	3	(4)	14	5

Net cash (used in) provided by operating activities	(8)	—	23	73	—	88

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	—	—	—	(5)	—	(5)
Acquisition of subsidiaries, net of cash acquired	—	—	—	6	—	6
Purchase of short-term investments	—	—	—	(18)	—	(18)
Proceeds on sale of short-term investments	—	—	—	10	—	10

Net cash used in investing activities	—	—	—	(7)	—	(7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	—	(20)	—	(20)
Amounts owed by and to Group undertakings	9	—	(23)	14	—	—
Purchase of treasury stock, net of sale proceeds	—	—	—	(2)	—	(2)

Net cash provided by (used in) financing activities	9	—	(23)	(8)	—	(22)

INCREASE IN CASH AND CASH EQUIVALENTS	1	—	—	58	—	59
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	—	128	—	128

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$—	$182	$—	$183

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

        Total revenues increased by $104 million (23%) to $555 million in the first quarter of 2003 from $451 million in the first quarter of 2002. Approximately 7% of this increase was attributable to the effect of foreign currency exchange rate movements and approximately (2)% was attributable to the effects of acquisitions and disposals. Adjusting for these items, total revenues on an underlying basis were 18% higher in the first quarter of 2003 than in the corresponding quarter of 2002. The majority of our underlying revenue growth was attributable to net new business and the balance from higher premium rates.

        Operating income increased by $58 million (45%) to $186 million in the first quarter of 2003 from $128 million in the first quarter of 2002. Operating income included a non-cash compensation charge for performance-based stock options of $8 million in the first quarter of 2003 compared with $18 million in the first quarter of 2002. The lower charge for non-cash compensation in the first quarter of 2003 accounted for approximately 12% of the reported 45% increase in operating income.

        Operating margin, or operating income as a percentage of total revenues, increased to 34% in the first quarter of 2003 compared with 28% in the first quarter of 2002.

        Net income increased by $49 million (72%) to $117 million in the first quarter of 2003 from $68 million in the first quarter of 2002. Net income per diluted share increased by $0.26 (60%) to $0.69 in the first quarter of 2003 from $0.43 in the first quarter of 2002. Net income included a non-cash compensation charge for performance-based stock options, net of tax, of $6 million, or $0.04 per diluted share, in the first quarter of 2003 compared with $15 million, or $0.09 per diluted share, in the first quarter of 2002. The lower charge for non-cash compensation in the first quarter of 2003 accounted for approximately 14% of the reported 60% increase in net income per diluted share.

Revenues

        Commissions and fees increased by $104 million (24%) to $540 million in the first quarter of 2003 from $436 million in the first quarter of 2002 and interest income earned on fiduciary funds of $15 million was the same as in the first quarter of 2002.

        Global:    Revenues generated by our Global business increased by $65 million (28%) to $301 million in the first quarter of 2003 from $236 million in the first quarter of 2002. Approximately 9% of this increase in revenues arose from the effects of foreign currency exchange rate movements. Acquisitions and disposals accounted for approximately 1% of the increased revenues. Adjusting for these items, Global's revenues on an underlying basis increased by 18%. Global's property and casualty, reinsurance and specialties, including marine and aerospace, continued to grow through new business wins across our global marketplace and higher premium rates.

        North America:    Revenues generated by our North America business increased by $11 million (7%) to $158 million in the first quarter of 2003 from $147 million in the first quarter of 2002. The disposal of the third-party administration units in 2002 negatively impacted the increase in revenues by approximately 9%. Adjusting for this item, North America's revenues on an underlying basis increased by 16% attributable to new business development and higher premium rates.

        International:    Revenues generated by our International business increased by $28 million (41%) to $96 million in the first quarter of 2003 from $68 million in the first quarter of 2002. Foreign currency exchange rate movements accounted for approximately 17% of the reported increase in revenues, largely due to the strengthening of the euro, and the effect of acquisitions and disposals accounted for a further 3% of the reported increase in revenues. Adjusting for these items,

International's revenues on an underlying basis increased by 21%, led by good performance in Continental Europe, Latin America and Eastern Hemisphere, principally Australia.

Expenses

        Total expenses increased by $46 million (14%) to $369 million in the first quarter of 2003 from $323 million in the first quarter of 2002. General and administrative expenses (excluding non-cash compensation) increased by $54 million (18%) to $351 million from $297 million in the first quarter of 2002. Approximately 5% of the reported increase in general and administrative expenses was attributable to foreign currency exchange rate movements and approximately (3)% was attributable to the effect of acquisitions and disposals. Adjusting for these items, general and administrative expenses grew by 16% in the first quarter of 2003 compared to the first quarter of 2002. Much of the increase related to increased incentive compensation due to positive results and the impact of hiring production and sales executives.

        The non-cash charge for performance-based stock options in the first quarter of 2003 amounted to $8 million ($6 million after tax) compared with $18 million ($15 million after tax) in the first quarter of 2002. As previously disclosed, this charge recognizes performance-based stock options granted to management by the Board of Directors as part of the 1998 acquisition of our predecessor for meeting or exceeding 2001 and 2002 performance targets. The cumulative charge to March 31, 2003 of $246 million represents approximately 87% of the total estimated charge. The remaining performance-based stock option charge of approximately $36 million will be calculated according to the vesting schedule and recognized quarterly through 2004.

Interest Expense

        Interest expense of $15 million in the first quarter of 2003 was $2 million lower than in the first quarter of 2002, reflecting lower principal amounts of debt outstanding. Interest expense represents interest payable on long-term debt consisting of the senior credit facilities and the 9% senior subordinated notes due 2009.

Income Taxes

        Income tax expense for the first quarter of 2003 amounted to $61 million, an effective tax rate of 36%, compared with $43 million, an effective tax rate of 39%, in the corresponding period of 2002. Adjusting for the non-cash performance option charge, of which only approximately 40% is tax deductible, the underlying tax rate for the first quarter of 2003 was 35%, compared with 36% in the corresponding period of 2002.

Associates

        Equity in net income of our associates was $10 million in the first quarter of 2003, compared with $6 million in the corresponding period of 2002. The increase was largely due to improved performance of our associates, led by Gras Savoye.

Minority Interest

        Minority interest for the first quarter of 2003 was $3 million compared with $6 million for the first quarter of 2002. The decrease in minority interest was largely due to the acquisition of the remaining 22% minority interest in Willis GmbH and the purchase of an additional 23% ownership in Willis Iberia, both with effect from January 1, 2003.

Liquidity and Capital Resources

        Net cash provided by operations increased by $7 million to $95 million in the three months ended March 31, 2003 from $88 million in the corresponding period of 2002 as a result of higher revenues and improved operating margins.

        Cash used in investing activities was $59 million in the first quarter of 2003 compared with $7 million in the first quarter of 2002. On January 1, 2003, we acquired the remaining 22% interest, in addition to the 78% already owned, in Willis GmbH, Germany's third largest insurance broker. On January 1, 2003, we also acquired an additional 23% holding in Willis Iberia to add to the 54% already owned. The remaining 23% of Willis Iberia is owned by our associate, Gras Savoye.

        Cash used in financing activities was $58 million in the first quarter of 2003 compared with $22 million in the first quarter of 2002. Total long-term debt outstanding as of March 31, 2003 was $499 million, down from $567 million at the end of 2002 following repayment of term loans totaling $39 million and the repurchase of $29 million of 9% senior subordinated notes in the open market.

        In the first quarter of 2003, the Board of Directors declared an initial quarterly cash dividend of $0.125 per common share, totaling $19 million, to be paid on April 15, 2003.

        At March 31, 2003, our cash and cash equivalents aggregated $189 million, an increase of $6 million from December 31, 2002. We expect that internally generated funds will be sufficient to meet our foreseeable operating cash requirements, capital expenditures and scheduled debt repayments, the next of which is not due until 2005. In addition, we have an undrawn $150 million revolving credit facility.

Contractual Obligations

        There have been no material changes in our contractual obligations since December 31, 2002 apart from the repayment of term loans and the repurchase of 9% senior subordinated notes, totaling $68 million as referred to above.

Off-Balance Sheet Transactions

        Apart from commitments and contingencies, as disclosed in Note 5 of Notes to the Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

Item 3    Quantitative and Qualitative Disclosures about Market Risk

        There has been no material change with respect to market risk from that described in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4    Controls and Procedures

        Based on an evaluation of the effectiveness of the Company's disclosure controls, as of a date within 90 days of the filing of this Quarterly Report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be included in the Company's filings or submissions under the Securities Exchange Act of 1934 is made known to them in a timely fashion.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II—OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

(a)
Exhibits:

99.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2
Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)
Reports on Form 8-K

  The following current reports on Form 8-K were filed during the quarter ended March 31, 2003:

  i)
  Dated February 12, 2003 announcing the appointment of Mario P. Vitale as CEO of Willis North America.

  ii)
  Dated February 13, 2003 announcing the appointment of Douglas B. Roberts to its Board of Directors.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIS GROUP HOLDINGS LIMITED (Registrant)
	By:	/s/ THOMAS COLRAINE Thomas Colraine Group Chief Financial Officer
Dated: London, May 15, 2003

CERTIFICATION

I, Joseph J. Plumeri, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Willis Group Holdings Limited;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosures controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ JOSEPH J. PLUMERI Joseph J. Plumeri Chairman and Chief Executive Officer

CERTIFICATION

I, Thomas Colraine, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Willis Group Holdings Limited;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosures controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ THOMAS COLRAINE Thomas Colraine Group Chief Financial Officer

QuickLinks

WILLIS GROUP HOLDINGS LIMITED QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003
Table of Contents
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  Item 1 Financial Statements
WILLIS GROUP HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF OPERATIONS (millions, except per share data) (unaudited)
WILLIS GROUP HOLDINGS LIMITED CONSOLIDATED BALANCE SHEETS (millions, except share data) (unaudited)
WILLIS GROUP HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
WILLIS GROUP HOLDINGS LIMITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3 Quantitative and Qualitative Disclosures about Market Risk
  Item 4 Controls and Procedures
PART II—OTHER INFORMATION
  Item 6 Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION