Form 10-Q
period 2003-06-30
WILLIS GROUP HOLDINGS LTD
filed 2003-08-14
CIK 1140536

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2003
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

        As of July 31, 2003, there were outstanding 153,547,535 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

WILLIS GROUP HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(millions, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
REVENUES:
Commissions and fees	$472	$393	$1,012	$829
Interest income	20	18	35	33

Total revenues	492	411	1,047	862

EXPENSES:
General and administrative expenses (excluding non-cash
compensation)	346	294	697	591
Non-cash compensation—performance options	5	78	13	96
Depreciation expense	9	8	18	16
Amortization of intangible assets	—	—	1	—
Net (gain) loss on disposal of operations	(4)	1	(4)	1

Total expenses	356	381	725	704

OPERATING INCOME	136	30	322	158
Interest expense	13	17	28	34

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	123	13	294	124
INCOME TAX EXPENSE	44	20	105	63

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	79	(7)	189	61
EQUITY IN NET INCOME OF ASSOCIATES	1	1	11	7
MINORITY INTEREST	—	(1)	(3)	(7)

NET INCOME (LOSS)	$80	$(7)	$197	$61

NET INCOME (LOSS) PER SHARE (Note 4)
—Basic	$0.53	$(0.05)	$1.31	$0.41
—Diluted	$0.47	$(0.05)	$1.17	$0.38

AVERAGE NUMBER OF SHARES OUTSTANDING (Note 4)
—Basic	152	147	150	147
—Diluted	169	147	169	159

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
(millions, except share data)
(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$286	$211
Fiduciary funds—restricted	1,535	1,369
Short-term investments	56	54
Accounts receivable, net of allowance for doubtful accounts of $28 in 2003
and $30 in 2002	8,556	6,589
Fixed assets, net of accumulated depreciation of $147 in 2003 and $129 in
2002	226	213
Goodwill and other intangible assets, net of accumulated amortization of
$119 in 2003 and $118 in 2002	1,330	1,262
Investments in associates	114	108
Deferred tax assets	151	151
Other assets	175	188

TOTAL ASSETS	$12,429	$10,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$9,829	$7,725
Deferred revenue and accrued expenses	244	233
Income taxes payable	203	169
Long-term debt	490	567
Provisions	156	129
Other liabilities	437	443

Total liabilities	11,359	9,266

COMMITMENTS AND CONTINGENCIES (Note 5)
MINORITY INTEREST	18	25
STOCKHOLDERS' EQUITY:
Common shares, $0.000115 par value; Authorized: 4,000,000,000;
Issued and outstanding, 153,410,556 shares in 2003 and 148,249,419 shares in
2002	—	—
Additional paid-in capital	998	960
Retained earnings	201	42
Accumulated other comprehensive loss (Note 7)	(129)	(131)
Treasury stock, at cost, 893,306 shares in 2003 and 886,255 shares in 2002	(18)	(17)

Total stockholders' equity	1,052	854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,429	$10,145

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$197	$61
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18	16
Amortization of intangible assets	1	—
Provision for doubtful accounts	2	3
Minority interest	—	5
Provisions	25	(5)
Provision for deferred income taxes	1	(14)
Non-cash compensation expense attributable to performance options	13	96
Other	(12)	(4)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	(132)	(212)
Accounts receivable	(1,831)	(1,441)
Accounts payable	1,926	1,667
Other	31	(6)

Net cash provided by operating activities	239	166

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of fixed assets	3	1
Additions to fixed assets	(27)	(17)
Acquisitions of subsidiaries, net of cash acquired	(72)	(1)
Purchase of short-term investments	(23)	(18)
Proceeds on sale of short-term investments	21	10
Net cash proceeds from sale of operations	8	—

Net cash used in investing activities	(90)	(25)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(77)	(110)
Purchase of treasury stock, net of sale proceeds	—	(3)
Proceeds from issue of shares	17	1
Dividends paid	(19)	—

Net cash used in financing activities	(79)	(112)

INCREASE IN CASH AND CASH EQUIVALENTS	70	29
Effect of exchange rate changes on cash and cash equivalents	5	5
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	211	128

CASH AND CASH EQUIVALENTS, END OF PERIOD	$286	$162

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

        The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the six-month period ended June 30, 2003 may not necessarily be indicative of the operating results that may be incurred for the entire fiscal year.

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

        Willis Group Holdings applies the intrinsic value method allowed by Accounting Practices Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") in accounting for its stock option plans. Under APB 25, compensation expense resulting from awards under variable plans is measured as the difference between the quoted market price at the date when the number of shares is known (the date the performance conditions are satisfied) and the exercise price; the cost is recognized over the period the employee performs related services.

        The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(millions, except per share data)
Net income (loss), as reported	$80	$(7)	$197	$61
Add: Non-cash compensation expense—performance options included in reported net income (loss), net of related tax	5	65	11	80
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(2)	(1)	(3)	(2)

Pro forma net income	$83	$57	$205	$139

Net income (loss) per share:
—Basic, as reported	$0.53	$(0.05)	$1.31	$0.41

—Basic, pro forma	$0.55	$0.39	$1.37	$0.95

—Diluted, as reported	$0.47	$(0.05)	$1.17	$0.38

—Diluted, pro forma	$0.49	$0.36	$1.21	$0.87

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

        Interest rate contracts—The fair values of interest rate contracts are recorded in other assets and liabilities on the balance sheet. Changes in fair value of contracts that are effective cash flow hedges as defined by SFAS 133 are recorded as a component of other comprehensive income with losses of $2 million and $1 million recorded for the three and six-month periods ended June 30, 2003, respectively (2002: gains of $8 million and $7 million, respectively). Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings.

        For interest rate contracts which were not effective for hedge accounting as defined in SFAS 133, the Company has recorded $nil and a loss of $1 million, respectively, in general and administrative expenses, representing the change in fair value for the three and six-month periods ended June 30, 2003 (2002: a gain of $1 million and $nil, respectively).

        Foreign currency contracts—The fair values of foreign currency contracts are recorded in other assets and liabilities, with changes in fair value of effective cash flow hedges recorded in other comprehensive income and changes in fair value of ineffective hedges recorded in general and administrative expenses. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings.

        For the three and six-month periods ended June 30, 2003, the Company has recorded gains of $8 million and $2 million, respectively, in other comprehensive income relating to changes in fair value on contracts which are effective cash flow hedges as defined in SFAS 133 (2002: gains of $5 million and $5 million, respectively). For contracts which were not effective for hedge accounting as defined in SFAS 133, the Company has recorded losses of $2 million and $2 million, respectively, in general and administrative expenses, representing the change in fair value for the three and six-month periods ended June 30, 2003 (2002: gains of $1 million and $1 million, respectively).

4.     NET INCOME (LOSS) PER SHARE

        Basic and diluted net income per share is calculated by dividing net income by the average number of shares outstanding during each period. The computation of diluted net income per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company.

        At June 30, 2003, time-based and performance-based options to purchase 18.1 million and 8.5 million (2002: 19.6 million and 11.2 million) shares, respectively, and 0.4 million restricted shares (2002: 0.2 million), respectively, were outstanding. Basic and diluted net income (loss) per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(millions, except per share data)
Basic average number of shares outstanding	152	147	150	147
Dilutive effect of potentially issuable shares	17	—	19	12

Diluted average number of shares outstanding	169	147	169	159

Basic net income (loss) per share	$0.53	$(0.05)	$1.31	$0.41
Dilutive effect of potentially issuable shares	(0.06)	—	(0.14)	(0.03)

Diluted net income (loss) per share	$0.47	$(0.05)	$1.17	$0.38

        The average number of shares issuable upon exercise of stock options for the three-month period ended June 30, 2002, which were not included in the calculation because they were antidilutive, was 12 million.

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

        At June 30, 2003, the Company had provisions of $13 million relating to this issue. Although the Company considers these provisions to be prudent, there remains some uncertainty as to the ultimate exposure relating to the review.

        At June 30, 2003, the Company had provisions of $15 million for discontinued operations that includes estimates for future costs of administering the run-off of the Company's former UK underwriting operations. Willis Faber (Underwriting Management) Limited ("WFUM"), a wholly-owned subsidiary of the Company provided underwriting agency and other services to certain insurance companies including Sovereign Marine & General Insurance Company Limited (in Scheme of Arrangement) ("Sovereign") (collectively, the "stamp companies") and in 1991 ceased arranging new business on behalf of the stamp companies. Willis Faber Limited has agreed with certain of the stamp companies to fund certain costs of the run-off, subject to agreed guidelines as to timing and amount. Although the Company expects the run-off to be conducted in an orderly manner, it may ultimately prove to be a lengthy and expensive process. The amounts to be funded under the run-off arrangements are currently within the aggregate of the provisions made.

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

6.     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Six months ended June 30,
	2003	2002
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$73	$39
Cash payments for interest	$27	$34

Supplemental disclosures of non-cash flow investing and financing activities:
Purchase of fixed assets	$1	$—
Issue of stock on acquisition of subsidiaries	6	—
Deferred payments on acquisitions of subsidiaries	5	—
Acquisitions:
Fair value of assets acquired	7	72
Less: liabilities assumed	—	(71)
cash acquired	—	(19)

Acquisitions, net of cash acquired	$7	$(18)

7.     ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of other comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(millions)
Net income (loss)	$80	$(7)	$197	$61
Other comprehensive income, net of tax:
Foreign currency translation adjustment	2	4	2	6
Unrealized holding gains (losses)	—	1	(1)	—
Net gain on derivative instruments (net of tax of $3, $6, $nil and $6)	6	13	1	12

Other comprehensive income (net of tax of $3, $6, $nil and $6)	8	18	2	18

Comprehensive income	$88	$11	$199	$79

        The components of accumulated other comprehensive loss are as follows:

	June 30, 2003	December 31, 2002
	(millions)
Net foreign currency translation adjustment	$(6)	$(8)
Net cumulative effect of accounting change	8	8
Net unrealized holding gains	2	3
Net minimum pension liability adjustment	(167)	(167)
Net gain on derivative instruments	34	33

	$(129)	$(131)

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

        Presented below is condensed consolidating financial information for: i) Willis Group Holdings, which will be a guarantor, on a parent company only basis; ii) the other Guarantors which are all wholly owned subsidiaries of the parent; iii) the Issuer, Willis North America; iv) Other, which are the non-guarantor subsidiaries, on a combined basis; v) Eliminations; and vi) Consolidated Company and subsidiaries. The equity method has been used for all investments in subsidiaries.

        The entities included in the other Guarantors column are Willis Group Limited, Willis Partners, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$472	$—	$472
Interest income	—	—	2	22	(4)	20

Total revenues	—	—	2	494	(4)	492

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	—	(6)	11	360	(19)	346
Non-cash compensation—performance options	—	—	—	5	—	5
Depreciation expense	—	—	1	8	—	9
Net loss (gain) on disposal of operations	—	—	—	2	(6)	(4)

Total expenses	—	(6)	12	375	(25)	356

OPERATING INCOME (LOSS)	—	6	(10)	119	21	136
Investment income from Group undertakings	—	57	18	—	(75)	—
Interest expense	—	(59)	(12)	(21)	79	(13)

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF ASSOCIATES	—	4	(4)	98	25	123
INCOME TAX EXPENSE	—	2	(1)	41	2	44

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF ASSOCIATES	—	2	(3)	57	23	79
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	3	(2)	1
EQUITY ACCOUNT FOR SUBSIDIARIES	80	78	25	—	(183)	—

NET INCOME	$80	$80	$22	$60	$(162)	$80

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$393	$—	$393
Interest income	—	—	2	19	(3)	18

Total revenues	—	—	2	412	(3)	411

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	(5)	7	300	(9)	294
Non-cash compensation—performance options	—	—	—	78	—	78
Depreciation expense	—	—	1	7	—	8
Net loss on disposal of operations	—	—	—	1	—	1

Total expenses	1	(5)	8	386	(9)	381

OPERATING (LOSS) INCOME	(1)	5	(6)	26	6	30
Investment income from Group undertakings	—	55	16	—	(71)	—
Interest expense	—	(64)	(12)	(17)	76	(17)

(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	(4)	(2)	9	11	13
INCOME TAX EXPENSE	—	1	—	5	14	20

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	(5)	(2)	4	(3)	(7)
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	1	—	1
MINORITY INTEREST	—	—	—	—	(1)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	(6)	(1)	(5)	—	12	—

NET (LOSS) INCOME	$(7)	$(6)	$(7)	$5	$8	$(7)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,012	$—	$1,012
Interest income	—	—	4	39	(8)	35

Total revenues	—	—	4	1,051	(8)	1,047

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	(3)	6	709	(16)	697
Non-cash compensation—performance options	—	—	—	13	—	13
Depreciation expense	—	—	3	15	—	18
Amortization of intangible assets	—	—	—	—	1	1
Net loss (gain) on disposal of operations	—	—	—	2	(6)	(4)

Total expenses	1	(3)	9	739	(21)	725

OPERATING (LOSS) INCOME	(1)	3	(5)	312	13	322
Investment income from Group undertakings	—	114	28	—	(142)	—
Interest expense	—	(121)	(26)	(31)	150	(28)

(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	(4)	(3)	281	21	294
INCOME TAX EXPENSE	—	—	(1)	101	5	105

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	(4)	(2)	180	16	189
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	11	—	11
MINORITY INTEREST	—	—	—	—	(3)	(3)
EQUITY ACCOUNT FOR SUBSIDIARIES	198	202	47	—	(447)	—

NET INCOME	$197	$198	$45	$191	$(434)	$197

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$829	$—	$829
Interest income	—	—	4	36	(7)	33

Total revenues	—	—	4	865	(7)	862

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	(5)	5	603	(13)	591
Non-cash compensation—performance options	—	—	—	96	—	96
Depreciation expense	—	—	3	13	—	16
Net loss on disposal of operations	—	—	—	1	—	1

Total expenses	1	(5)	8	713	(13)	704

OPERATING (LOSS) INCOME	(1)	5	(4)	152	6	158
Investment income from Group undertakings	—	111	34	—	(145)	—
Interest expense	—	(128)	(32)	(26)	152	(34)

(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	(12)	(2)	126	13	124
INCOME TAX EXPENSE	—	(6)	—	45	24	63

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	(6)	(2)	81	(11)	61
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	7	—	7
MINORITY INTEREST	—	—	—	—	(7)	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	62	68	6	—	(136)	—

NET INCOME	$61	$62	$4	$88	$(154)	$61

Condensed Consolidating Balance Sheets

	As at June 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$9	$1	$138	$138	$—	$286
Fiduciary funds—restricted	—	—	112	1,423	—	1,535
Accounts receivable	18	2,820	924	9,209	(4,415)	8,556
Goodwill and other intangible assets	—	—	—	143	1,187	1,330
Other assets	—	75	19	682	(54)	722
Equity accounted subsidiaries	1,047	1,761	410	1,587	(4,805)	—

TOTAL ASSETS	$1,074	$4,657	$1,603	$13,182	$(8,087)	$12,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2	$3,535	$628	$10,103	$(4,439)	$9,829
Other liabilities	20	78	553	833	46	1,530

Total liabilities	22	3,613	1,181	10,936	(4,393)	11,359

MINORITY INTEREST	—	—	—	2	16	18
STOCKHOLDERS' EQUITY	1,052	1,044	422	2,244	(3,710)	1,052

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,074	$4,657	$1,603	$13,182	$(8,087)	$12,429

Condensed Consolidating Balance Sheets

	As at December 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$97	$113	$—	$211
Fiduciary funds—restricted	—	—	103	1,266	—	1,369
Accounts receivable	—	2,698	952	7,127	(4,188)	6,589
Goodwill and other intangible assets	—	—	—	145	1,117	1,262
Other assets	—	4	35	692	(17)	714
Equity accounted subsidiaries	856	1,541	398	1,454	(4,249)	—

TOTAL ASSETS	$857	$4,243	$1,585	$10,797	$(7,337)	$10,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2	$3,377	$574	$8,030	$(4,258)	$7,725
Other liabilities	1	14	635	803	88	1,541

Total liabilities	3	3,391	1,209	8,833	(4,170)	9,266

MINORITY INTEREST	—	—	—	2	23	25
STOCKHOLDERS' EQUITY	854	852	376	1,962	(3,190)	854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$857	$4,243	$1,585	$10,797	$(7,337)	$10,145

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1)	$(5)	$(9)	$254	$—	$239

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(72)	—	(72)
Additions to fixed assets	—	—	8	(35)	—	(27)
Purchase of short-term investments	—	—	—	(23)	—	(23)
Proceeds on sale of short-term investments	—	—	—	21	—	21
Other	—	—	1	10	—	11

Net cash provided by (used in) investing activities	—	—	9	(99)	—	(90)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(77)	—	—	(77)
Amounts owed by and to Group undertakings	(12)	29	70	(87)	—	—
Dividends paid	4	(23)	48	(48)	—	(19)
Other	17	—	—	—	—	17

Net cash provided by (used in) financing activities	9	6	41	(135)	—	(79)

INCREASE IN CASH AND CASH EQUIVALENTS	8	1	41	20	—	70
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5	—	5
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	97	113	—	211

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9	$1	$138	$138	$—	$286

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(11)	$(15)	$(49)	$241	$—	$166

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(1)	—	(1)
Additions to fixed assets	—	—	(6)	(11)	—	(17)
Purchase of short-term investments	—	—	—	(18)	—	(18)
Proceeds on sale of short-term investments	—	—	—	10	—	10
Other	—	—	—	1	—	1

Net cash used in investing activities	—	—	(6)	(19)	—	(25)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(110)	—	—	(110)
Amounts owed by and to Group undertakings	10	20	174	(204)	—	—
Other	1	(3)	—	—	—	(2)

Net cash provided by (used in) financing activities	11	17	64	(204)	—	(112)

INCREASE IN CASH AND CASH EQUIVALENTS	—	2	9	18	—	29
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5	—	5
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	30	98	—	128

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$2	$39	$121	$—	$162

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

        The entities included in the other Guarantors column are TA I Limited, TA II Limited and TA III Limited.

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$472	$—	$472
Interest income	—	—	—	24	(4)	20

Total revenues	—	—	—	496	(4)	492

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	—	—	(1)	366	(19)	346
Non-cash compensation—performance options	—	—	—	5	—	5
Depreciation expense	—	—	—	9	—	9
Net loss (gain) on disposal of operations	—	—	—	2	(6)	(4)

Total expenses	—	—	(1)	382	(25)	356

OPERATING INCOME	—	—	1	114	21	136
Investment income from Group undertakings	—	—	40	29	(69)	—
Interest expense	—	—	(13)	(73)	73	(13)

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF ASSOCIATES	—	—	28	70	25	123
INCOME TAX EXPENSE	—	—	9	33	2	44

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES	—	—	19	37	23	79
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	3	(2)	1
EQUITY ACCOUNT FOR SUBSIDIARIES	80	80	61	—	(221)	—

NET INCOME	$80	$80	$80	$40	$(200)	$80

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$393	$—	$393
Interest income	—	—	—	21	(3)	18

Total revenues	—	—	—	414	(3)	411

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	—	1	301	(9)	294
Non-cash compensation—performance options	—	—	—	78	—	78
Depreciation expense	—	—	—	8	—	8
Net loss on disposal of operations	—	—	—	1	—	1

Total expenses	1	—	1	388	(9)	381

OPERATING (LOSS) INCOME	(1)	—	(1)	26	6	30
Investment income from Group undertakings	—	—	40	35	(75)	—
Interest expense	—	—	(18)	(79)	80	(17)

(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	21	(18)	11	13
INCOME TAX EXPENSE	—	—	11	(5)	14	20

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	10	(13)	(3)	(7)
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	1	—	1
MINORITY INTEREST	—	—	—	—	(1)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	(6)	(6)	(16)	—	28	—

NET (LOSS) INCOME	$(7)	$(6)	$(6)	$(12)	$24	$(7)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,012	$—	$1,012
Interest income	—	—	—	43	(8)	35

Total revenues	—	—	—	1,055	(8)	1,047

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	—	(1)	713	(16)	697
Non-cash compensation—performance options	—	—	—	13	—	13
Depreciation expense	—	—	—	18	—	18
Amortization of intangible assets	—	—	—	—	1	1
Net loss (gain) on disposal of operations	—	—	—	2	(6)	(4)

Total expenses	1	—	(1)	746	(21)	725

OPERATING (LOSS) INCOME	(1)	—	1	309	13	322
Investment income from Group undertakings	—	—	79	62	(141)	—
Interest expense	—	—	(29)	(148)	149	(28)

(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	51	223	21	294
INCOME TAX EXPENSE	—	—	16	84	5	105

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	35	139	16	189
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	11	—	11
MINORITY INTEREST	—	—	—	—	(3)	(3)
EQUITY ACCOUNT FOR SUBSIDIARIES	198	198	163	—	(559)	—

NET INCOME	$197	$198	$198	$150	$(546)	$197

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$829	$—	$829
Interest income	—	—	—	40	(7)	33

Total revenues	—	—	—	869	(7)	862

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	—	1	602	(13)	591
Non-cash compensation—performance options	—	—	—	96	—	96
Depreciation expense	—	—	—	16	—	16
Net loss on disposal of operations	—	—	—	1	—	1

Total expenses	1	—	1	715	(13)	704

OPERATING (LOSS) INCOME	(1)	—	(1)	154	6	158
Investment income from Group undertakings	—	—	79	68	(147)	—
Interest expense	—	—	(35)	(153)	154	(34)

(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	43	69	13	124
INCOME TAX EXPENSE	—	—	13	26	24	63

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	30	43	(11)	61
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	7	—	7
MINORITY INTEREST	—	—	—	—	(7)	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	62	62	32	—	(156)	—

NET INCOME	$61	$62	$62	$50	$(174)	$61

Condensed Consolidating Balance Sheets

	As at June 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$9	$—	$—	$277	$—	$286
Fiduciary funds—restricted	—	—	—	1,535	—	1,535
Accounts receivable	18	19	1,501	11,433	(4,415)	8,556
Goodwill and other intangible assets	—	—	—	143	1,187	1,330
Other assets	—	—	1	775	(54)	722
Equity accounted subsidiaries	1,047	1,041	198	4,245	(6,531)	—

TOTAL ASSETS	$1,074	$1,060	$1,700	$18,408	$(9,813)	$12,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2	$17	$602	$13,647	$(4,439)	$9,829
Other liabilities	20	—	57	1,407	46	1,530

Total liabilities	22	17	659	15,054	(4,393)	11,359

MINORITY INTEREST	—	—	—	2	16	18
STOCKHOLDERS' EQUITY	1,052	1,043	1,041	3,352	(5,436)	1,052

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,074	$1,060	$1,700	$18,408	$(9,813)	$12,429

Condensed Consolidating Balance Sheets

	As at December 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$—	$210	$—	$211
Fiduciary funds—restricted	—	—	—	1,369	—	1,369
Accounts receivable	—	9	1,544	9,224	(4,188)	6,589
Goodwill and other intangible assets	—	—	—	145	1,117	1,262
Other assets	—	—	4	727	(17)	714
Equity accounted subsidiaries	856	849	18	3,768	(5,491)	—

TOTAL ASSETS	$857	$858	$1,566	$15,443	$(8,579)	$10,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2	$6	$706	$11,269	$(4,258)	$7,725
Other liabilities	1	—	11	1,441	88	1,541

Total liabilities	3	6	717	12,710	(4,170)	9,266

MINORITY INTEREST	—	—	—	2	23	25
STOCKHOLDERS' EQUITY	854	852	849	2,731	(4,432)	854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$857	$858	$1,566	$15,443	$(8,579)	$10,145

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1)	$(1)	$53	$188	$—	$239

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(72)	—	(72)
Additions to fixed assets	—	—	—	(27)	—	(27)
Purchase of short-term investments	—	—	—	(23)	—	(23)
Proceeds from sale of short-term investments	—	—	—	21	—	21
Other	—	—	—	11	—	11

Net cash used in investing activities	—	—	—	(90)	—	(90)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	—	(77)	—	(77)
Amounts owed by and to Group undertakings	(12)	1	(30)	41	—	—
Dividends paid	4	—	(23)	—	—	(19)
Other	17	—	—	—	—	17

Net cash provided by (used in) financing activities	9	1	(53)	(36)	—	(79)

INCREASE IN CASH AND CASH EQUIVALENTS	8	—	—	62	—	70
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5	—	5
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	—	210	—	211

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9	$—	$—	$277	$—	$286

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(11)	$—	$44	$133	$—	$166

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(1)	—	(1)
Additions to fixed assets	—	—	—	(17)	—	(17)
Purchase of short-term investments	—	—	—	(18)	—	(18)
Proceeds on sale of short-term investments	—	—	—	10	—	10
Other	—	—	—	1	—	1

Net cash used in investing activities	—	—	—	(25)	—	(25)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	—	(110)	—	(110)
Amounts owed by and to Group undertakings	10	—	(43)	33	—	—
Other	1	—	—	(3)	—	(2)

Net cash provided by (used in) financing activities	11	—	(43)	(80)	—	(112)

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	1	28	—	29
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5	—	5
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	—	128	—	128

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$1	$161	$—	$162

11.   Subsequent Event

        Following enactment of the UK Finance Act 2003 on July 10, 2003, stock options exercised by UK employees on or after January 1, 2003 will give rise to a corporate tax deduction based on the difference between the Willis share price on the date of exercise and the option exercise price.

        Consequently, in the third quarter of 2003, an income tax benefit will be recognized based on the number of performance-based stock options exercised in the nine-month period to September 30, 2003 and the number of outstanding stock options exercisable at that date.

        Had the legislation been in force at June 30, 2003, and based on the Willis share price at that date, an income tax benefit of approximately $38 million would have been recognized.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

        Total revenues increased by $81 million (20%) to $492 million in the second quarter of 2003 from $411 million in the second quarter of 2002. Approximately 4% of this increase was attributable to the effect of foreign currency exchange rate movements and approximately (2)% was attributable to the effect of acquisitions and disposals. Adjusting for these items, total revenues on an underlying basis were 18% higher in the second quarter of 2003 than in the corresponding quarter of 2002. For the six months to June 30, 2003, total revenues were $1,047 million, 21% higher than a year ago. Approximately 5% of this increase was attributable to the effect of foreign currency exchange rate movements and approximately (2)% was attributable to the effect of acquisitions and disposals. Adjusting for these items, total revenues on an underlying basis were 18% higher than in the corresponding period of 2002. Of the 18% increase in our underlying revenues for the six months, 13% was attributable to net new business, up from 10% in the corresponding period a year ago, and 5% from higher premium rates.

        Operating income increased by $106 million to $136 million in the second quarter and by $164 million to $322 million in the first six months of 2003 compared with the corresponding periods of 2002. Operating income included a non-cash compensation charge for performance-based stock options of $5 million in the second quarter and $13 million in the first six months of 2003 compared with $78 million and $96 million in the same periods of 2002. Excluding the charges for non-cash compensation and gains from the disposal of operations, operating income in the second quarter of 2003 increased by 26% and by 30% in the first six months.

        Operating margin, or operating income as a percentage of total revenues, increased to 28% in the second quarter and 31% in the first six months of 2003 compared with 7% and 18% in the same periods a year ago.

        Net income increased by $87 million to $80 million in the second quarter and by $136 million to $197 million in the first six months of 2003 compared with the corresponding periods of 2002. Net income per diluted share increased by $0.52 to $0.47 in the second quarter and by $0.79 to $1.17 in the first six months of 2003 compared with the corresponding periods of 2002. Net income included a non-cash compensation charge for performance-based stock options, net of tax, of $5 million, or $0.03 per diluted share, in the second quarter of 2003 compared with $65 million, or $0.44 per diluted share, in the second quarter of 2002 and $11 million, or $0.07 per diluted share, in the first half of 2003 compared with $80 million, or $0.50 per diluted share, in the first half of 2002.

Revenues

        Commissions and fees increased by 20% to $472 million in the second quarter of 2003 from $393 million in the second quarter of 2002 and interest income earned of $20 million on fiduciary funds was $2 million (11%) higher than in the second quarter of 2002.

        Global:    Revenues generated by our Global business increased by 24% to $245 million in the second quarter of 2003 from $197 million in the second quarter of 2002. Approximately 4% of this increase in revenues arose from the effects of foreign currency exchange rate movements. The effect of acquisitions and disposals was immaterial. Adjusting for these items, Global's revenues on an underlying basis increased by 20%. Global's property and casualty, reinsurance and specialties, including marine and aerospace, continued to grow through new business wins across our global marketplace and higher premium rates.

        North America:    Revenues generated by our North America business increased by 9% to $172 million in the second quarter of 2003 from $158 million in the second quarter of 2002. The disposal of the third-party administration units in 2002 impacted the increase in revenues by approximately (5)%. Adjusting for this item, North America's revenues on an underlying basis increased by 14% attributable to new business development and higher premium rates.

        International:    Revenues generated by our International business increased by 34% to $75 million in the second quarter of 2003 from $56 million in the second quarter of 2002. Foreign currency exchange rate movements accounted for approximately 13% of the reported increase in revenues, largely due to the strengthening of the euro, and the effect of acquisitions and disposals accounted for a further 3% of the reported increase in revenues. Adjusting for these items, International's revenues on an underlying basis increased by 18%, led by good performance in Continental Europe and Eastern Hemisphere, principally Australia.

Expenses

        Total expenses decreased by $25 million (7%) to $356 million in the second quarter of 2003 from $381 million in the second quarter of 2002. General and administrative expenses (excluding non-cash compensation) increased by $52 million (18%) to $346 million from $294 million in the second quarter of 2002. Approximately 4% of the reported increase in general and administrative expenses was attributable to foreign currency exchange rate movements and approximately (2)% was attributable to the effect of acquisitions and disposals. Adjusting for these items, general and administrative expenses grew by 16% in the second quarter of 2003 compared to the second quarter of 2002. Much of the increase related to increased incentive compensation due to positive results and the impact of hiring production and sales executives. For the six months, general and administrative expenses were 18% higher than a year ago but 16% higher on a constant currency basis adjusting for acquisitions and disposals. Approximately 5% of the reported increase in general and administrative expenses was attributable to foreign currency exchange rate movements and approximately (3)% was attributable to the effect of acquisitions and disposals.

        The non-cash charge for performance-based stock options in the second quarter of 2003 amounted to $5 million compared with $78 million in the second quarter of 2002. As previously disclosed, this charge recognizes performance-based stock options granted to management by the Board of Directors as part of the 1998 acquisition of our predecessor for meeting or exceeding 2001 and 2002 performance targets. The cumulative charge to June 30, 2003 of $251 million represents approximately 89% of the total estimated charge. The remaining performance-based stock option charge of approximately $30 million will be calculated according to the vesting schedule and recognized quarterly through 2004.

Interest Expense

        Interest expense of $13 million in the second quarter of 2003 was $4 million lower than in the second quarter of 2002, reflecting lower principal amounts of debt outstanding totaling $490 million at June 30, 2003 compared with $677 million a year ago. Interest expense principally represents interest payable on long-term debt consisting of the senior credit facilities and the 9% senior subordinated notes due 2009.

Income Taxes

        Income tax expense for the second quarter of 2003 amounted to $44 million, an effective tax rate of 36%, compared with 154% in the corresponding period of 2002. Adjusting for the non-cash performance option charge, of which only approximately 40% is tax deductible, the underlying tax rate for the second quarter of 2003 was 35%, compared with 36% in the corresponding period of 2002. For the six months, income tax expense amounted to $105 million and the underlying tax rate was 35% compared with 36% a year ago.

        On July 10, 2003, the UK Finance Act 2003 became law, provisions of which granted a statutory corporate tax deduction for the compensation cost attributable to exercises of stock options by UK employees. With effect from January 1, 2003, we will be able obtain a UK corporate tax deduction for the difference between the Willis share price on the date of exercise of a stock option and the option exercise price. Consequently, we will recognize an income tax benefit in the third quarter of 2003 based on the number of performance-based stock options exercised in the nine-month period to September 30, 2003 and the number of outstanding stock options exercisable at that date. Had the legislation been in force at June 30, 2003, and based on the Willis share price at that date, we would have recognized an income tax benefit of approximately $38 million.

Associates

        Equity in net income of our associates was $1 million in the second quarter of 2003, compared with $1 million in the corresponding period of 2002. For the six months, equity in net income of our associates was $11 million, an increase of $4 million compared with $7 million a year ago. The increase was due to improved performance of our associates, led by Gras Savoye.

Minority Interest

        Minority interest for the second quarter of 2003 was $nil compared with $1 million for the second quarter of 2002. For the six months, minority interest was $3 million, a decrease of $4 million compared with $7 million a year ago. The decrease in minority interest was largely due to the acquisition of the remaining 22% minority interest in Willis GmbH and the purchase of an additional 23% ownership in Willis Iberia, both with effect from January 1, 2003.

Liquidity and Capital Resources

        Net cash provided by operations increased by $73 million to $239 million in the six months ended June 30, 2003 from $166 million in the corresponding period of 2002 as a result of higher revenues and improved operating margins.

        Cash used in investing activities was $90 million in the first half of 2003 compared with $25 million in the first half of 2002. On January 1, 2003, we acquired the remaining 22% interest, in addition to the 78% already owned, in Willis GmbH, Germany's third largest insurance broker. On January 1, 2003, we also acquired an additional 23% holding in Willis Iberia to add to the 54% already owned. The remaining 23% of Willis Iberia is owned by our Associate, Gras Savoye. On May 29, 2003, we acquired a further 20% holding in Willis Italia to add to the 67% we already owned.

        Cash used in financing activities amounted to $79 million in the first half of 2003 compared with $112 million in the first half of 2002. Total long-term debt outstanding as of June 30, 2003 was $490 million, down from $567 million at the end of 2002, following repayment of term loans totaling $39 million and the repurchase of $38 million of 9% senior subordinated notes in the open market.

        In the second quarter of 2003, the Board of Directors declared a quarterly cash dividend of $0.125 per common share, totaling $19 million, which was paid on July 14, 2003. A cash dividend of $19 million was paid on April 15, 2003. On July 23, 2003, the Board of Directors approved an increase in the regular quarterly cash dividend of 30% to $0.1625 per common share, to be paid on October 14, 2003.

        At June 30, 2003, our cash and cash equivalents aggregated $286 million, an increase of $75 million from December 31, 2002. We expect that internally generated funds will be sufficient to meet our foreseeable operating cash requirements, capital expenditures and scheduled debt repayments, the next of which is not due until 2005. In addition, we have an undrawn $150 million revolving credit facility.

Contractual Obligations

        There have been no material changes in our contractual obligations since December 31, 2002 apart from the repayment of term loans and the repurchase of 9% senior subordinated notes, totaling $77 million, as referred to above and a reduction of $47 million in commitments under put and call option arrangements relating to the future acquisition of subsidiaries and associates, following the acquisition of additional interests in Willis Iberia and Willis Italia.

Off-Balance Sheet Transactions

        Apart from commitments and contingencies, as described in Note 5 of the Notes to the Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

        There has been no material change with respect to market risk from that described in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4—Controls and Procedures

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

PART II—OTHER INFORMATION

Item 4—Submission of Matters to a Vote of Security Holders

        The Company held its Annual General Meeting on May 9, 2003 at which shareholders elected Mr William Bradley and Mr Douglas B. Roberts as directors and Messrs. James R. Fisher, Todd A. Fisher, Perry Golkin, Paul M. Hazen, Henry R. Kravis, Scott C. Nuttall, Joseph J. Plumeri and George R. Roberts were re-appointed as directors.

        The table below sets out the number of votes cast for, against or withheld for each director:

Director	For	Against	Withheld
William Bradley	129,316,134	2,945,512	—
James R. Fisher	129,164,079	3,077,738	830
Todd A. Fisher	129,005,759	3,235,172	—
Perry Golkin	128,901,325	3,341,322	—
Paul M. Hazen	128,901,725	3,340,922	—
Henry R. Kravis	128,926,456	3,315,361	830
Scott C. Nuttall	129,016,645	3,225,172	830
Joseph J. Plumeri	129,043,114	3,198,647	886
Douglas B. Roberts	129,272,425	2,970,222	—
George R. Roberts	128,927,525	3,315,122	—

        The shareholders adopted at the meeting the financial statements of the Company for the year ended December 31, 2002 together with the Auditors' report thereon. Of the votes cast, 132,110,934 were voted in favor, 124,473 were voted against and 16,664 were withheld.

        The shareholders also approved the appointment of Deloitte & Touche as independent auditors for the fiscal year ending December 31, 2003. Of the shares voted, 131,718,838 were voted in favor, 526,031 were voted against and 16,933 were withheld.

        The final item of business at the meeting was the amendment to the Company's 2001 Share Purchase and Option Plan increasing the number of shares available for issuance by 5,000,000 shares to 15,000,000 shares. The shareholders approved the amendment with 102,500,992 voting in favor, 28,905,266 voting against and 511,166 withholding.

Item 6—Exhibits and Reports on Form 8-K

(a)
Exhibits:

31.1
Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)
Reports on Form 8-K

        The following current reports on Form 8-K were filed during the quarter ended June 30, 2003:

  (i)
  Dated April 10, 2003 announcing the filing of a "universal" shelf registration statement on Form S-3 with the Securities and Exchange Commission registering an aggregate of $500 million of securities and 20 million shares of the Company's common stock.

  (ii)
  Dated April 15, 2003 announcing the formation of a joint venture with Bhaichand Amoluk Consultancy Services Pvt. Ltd. to provide insurance broking and risk management services in India.

  (iii)
  Dated April 16, 2003 in connection with adding additional information as required by Rule 3-10 of Regulation S-X to the Notes to the Company's consolidated financial statements for the fiscal year ended December 31, 2002 for incorporation by reference into the "universal" shelf registration on Form S-3.

  (iv)
  Dated April 23, 2003 announcing the Company's financial results for the first quarter of 2003.

  (v)
  Dated May 2, 2003 announcing a secondary public offering by certain shareholders of 21,526,100 shares of the Company's common stock.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIS GROUP HOLDINGS LIMITED (Registrant)
By:	/s/ THOMAS COLRAINE Thomas Colraine Group Chief Financial Officer

Dated: London, August 14, 2003

QuickLinks

WILLIS GROUP HOLDINGS LIMITED QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003
Table of Contents
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  Item 1—Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures about Market Risk
  Item 4—Controls and Procedures
PART II—OTHER INFORMATION
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES