Form 10-Q
period 2003-09-30
WILLIS GROUP HOLDINGS LTD
filed 2003-11-14
CIK 1140536

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2003
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

        As of October 31, 2003, there were outstanding 154,383,430 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Table of Contents

			Page
PART I	—	Financial Information
Item 1	—	Financial Statements	2
Item 2	—	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3	—	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4	—	Controls and Procedures	30
PART II	—	Other Information
Item 6	—	Exhibits and Reports on Form 8-K	31

Signatures			32

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
REVENUES:
Commissions and fees	$434	$371	$1,446	$1,200
Interest income	18	19	53	52

Total revenues	452	390	1,499	1,252

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	339	299	1,036	890
Non-cash compensation—performance options	4	18	17	114
Depreciation expense	8	9	26	25
Amortization of intangible assets	1	—	2	—
Net (gain) loss on disposal of operations	(6)	—	(10)	1

Total expenses	346	326	1,071	1,030

OPERATING INCOME	106	64	428	222
Interest expense	12	16	40	50

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	94	48	388	172
INCOME TAX (BENEFIT) EXPENSE (Note 4)	(3)	20	102	83

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	97	28	286	89
EQUITY IN NET INCOME OF ASSOCIATES	3	3	14	10
MINORITY INTEREST	(1)	—	(4)	(7)

NET INCOME	$99	$31	$296	$92

NET INCOME PER SHARE (Note 5)
—Basic	$0.65	$0.21	$1.96	$0.63
—Diluted	$0.59	$0.19	$1.75	$0.57

AVERAGE NUMBER OF SHARES OUTSTANDING (Note 5)
—Basic	153	147	151	147
—Diluted	168	167	169	162

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

(millions, except share data)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$280	$211
Fiduciary funds—restricted	1,488	1,369
Short-term investments	68	54
Accounts receivable, net of allowance for doubtful accounts of $28 in 2003 and $30 in 2002	7,536	6,589
Fixed assets, net of accumulated depreciation of $152 in 2003 and $129 in 2002	230	213
Goodwill and other intangible assets, net of accumulated amortization of $120 in 2003 and $118 in 2002	1,343	1,262
Investments in associates	117	108
Deferred tax assets	169	151
Other assets	197	188

TOTAL ASSETS	$11,428	$10,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$8,773	$7,725
Deferred revenue and accrued expenses	269	233
Income taxes payable	171	169
Long-term debt	448	567
Other liabilities	601	572

Total liabilities	10,262	9,266

COMMITMENTS AND CONTINGENCIES (Note 6)
MINORITY INTEREST	17	25
STOCKHOLDERS' EQUITY:
Common shares, $0.000115 par value; Authorized: 4,000,000,000;
Issued and outstanding, 154,251,139 shares in 2003 and 148,249,419 shares in 2002	—	—
Additional paid-in capital	1,032	960
Retained earnings	275	42
Accumulated other comprehensive loss (Note 8)	(140)	(131)
Treasury stock, at cost, 865,440 shares in 2003 and 886,255 shares in 2002	(18)	(17)

Total stockholders' equity	1,149	854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,428	$10,145

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)
(unaudited)

	Nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$296	$92
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26	25
Amortization of intangible assets	2	—
Provision for doubtful accounts	3	5
Minority interest	(1)	4
Provision for deferred income taxes	(14)	(7)
Non-cash compensation expense attributable to performance options	17	114
Other	1	(18)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	(73)	(158)
Accounts receivable	(816)	(941)
Accounts payable	864	1,103
Other	18	20

Net cash provided by operating activities	323	239

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of fixed assets	4	2
Additions to fixed assets	(40)	(30)
Acquisitions of subsidiaries, net of cash acquired	(85)	(10)
Purchase of short-term investments	(44)	(18)
Proceeds on sale of short-term investments	29	10
Net cash proceeds from sale of operations	13	—

Net cash used in investing activities	(123)	(46)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(120)	(130)
Purchase of treasury stock	(1)	(6)
Proceeds from issue of shares	21	5
Dividends paid	(38)	—

Net cash used in financing activities	(138)	(131)

INCREASE IN CASH AND CASH EQUIVALENTS	62	62
Effect of exchange rate changes on cash and cash equivalents	7	4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	211	128

CASH AND CASH EQUIVALENTS, END OF PERIOD	$280	$194

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

        The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the nine-month period ended September 30, 2003 may not necessarily be indicative of the operating results that may be incurred for the entire fiscal year.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(millions, except per share data)
Net income, as reported	$99	$31	$296	$92
Add: Non-cash compensation expense—performance options included in reported net income, net of related tax, including one-time tax benefit (Note 4)	(34)	15	(23)	95
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(2)	(1)	(5)	(3)

Pro forma net income	$63	$45	$268	$184

Net income per share:
—Basic, as reported	$0.65	$0.21	$1.96	$0.63
—Basic, pro forma	$0.41	$0.31	$1.77	$1.25
—Diluted, as reported	$0.59	$0.19	$1.75	$0.57
—Diluted, pro forma	$0.38	$0.27	$1.60	$1.14

3.     DERIVATIVE FINANCIAL INSTRUMENTS

        The financial risks the Company manages through the use of financial instruments are interest rate risk and foreign currency risk. The Company's Board of Directors reviews and agrees on policies for managing each of these risks. The Company has applied SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS 149, in accounting for these financial instruments.

        Interest rate contracts—The fair values of interest rate contracts are recorded in other assets and liabilities on the balance sheet. Changes in fair value of contracts that are effective cash flow hedges as defined by SFAS 133 are recorded as a component of other comprehensive income with losses of $5 million and $6 million recorded for the three and nine-month periods ended September 30, 2003, respectively (2002: gains of $14 million and $21 million, respectively). Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings.

        For interest rate contracts which were not effective for hedge accounting as defined in SFAS 133, the Company has recorded $nil and a loss of $1 million, respectively, in general and administrative expenses, representing the change in fair value for the three and nine-month periods ended September 30, 2003 (2002: $nil and $nil, respectively).

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

        For the three and nine-month periods ended September 30, 2003, the Company has recorded losses of $3 million and $1 million, respectively, in other comprehensive income relating to changes in fair value on contracts which are effective cash flow hedges as defined in SFAS 133 (2002: gains of $3 million and $8 million, respectively). For contracts which were not effective for hedge accounting as defined in SFAS 133, the Company has recorded $nil and a loss of $2 million, respectively, in general and administrative expenses, representing the change in fair value for the three and nine-month periods ended September 30, 2003 (2002: $nil and a gain of $1 million, respectively).

4.     INCOME TAX (BENEFIT) EXPENSE

        In the third quarter of 2003, certain changes to UK tax legislation were enacted regarding the taxation of employee stock options. When UK-based employees exercise their stock options, the Company now obtains a corporate tax deduction equal to the market price of the Company's shares on the date of exercise less the option exercise price paid by the employee. This change largely brings UK tax legislation into line with US tax legislation.

        Non-cash compensation amounting to $123 million in respect of UK performance options has been expensed in periods prior to June 30, 2003 without any income tax benefit being recognized. Accordingly, following the change in UK tax legislation, an income tax benefit of $37 million, and a corresponding deferred asset, has been recognized in the third quarter of 2003.

5.     NET INCOME PER SHARE

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

        At September 30, 2003, time-based and performance-based options to purchase 19.2 million and 8.1 million (2002: 19.6 million and 11.2 million) shares, respectively, and 0.4 million restricted shares (2002: 0.2 million), respectively, were outstanding. Basic and diluted net income per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(millions, except per share data)
Basic average number of shares outstanding	153	147	151	147
Dilutive effect of potentially issuable shares	15	20	18	15

Diluted average number of shares outstanding	168	167	169	162

Basic net income per share	$0.65	$0.21	$1.96	$0.63
Dilutive effect of potentially issuable shares	(0.06)	(0.02)	(0.21)	(0.06)

Diluted net income per share	$0.59	$0.19	$1.75	$0.57

6.     COMMITMENTS AND CONTINGENCIES

        In common with many companies involved in selling personal pension plans in the United Kingdom, the Company has been engaged in a review of personal pension plans sold to individuals between 1988 and 1994 in accordance with the requirements of the UK regulatory authorities. As of September 30, 2003, the review has been substantially completed. However, the Company retains an obligation to review further claims that may arise in the future and, if necessary, to pay compensation. The Company considers that the provisions held in this regard are prudent and does not expect any material net impact on its financial condition, results of operations or liquidity to arise from this issue.

        The Company maintains provisions against future costs arising from discontinued operations, which include estimates for administering the run-off of the Company's former UK underwriting operations. Willis Faber (Underwriting Management) Limited, a wholly-owned subsidiary of the Company provided underwriting agency and other services to certain insurance companies including Sovereign Marine & General Insurance Company Limited (in Scheme of Arrangement) (collectively, the "stamp companies") and in 1991 ceased arranging new business on behalf of the stamp companies. The Company has agreed with certain of the stamp companies to fund certain costs of the run-off, subject to agreed guidelines as to timing and amount. Although the Company expects the run-off to be conducted in an orderly manner, it may ultimately prove to be a lengthy and expensive process. The amounts to be funded under the run-off arrangements are currently within the aggregate of the provisions made.

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

        Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by professional indemnity or other appropriate insurance. In respect of self-insured deductibles, the Company has established provisions against these items which are believed to be adequate in the light of current information and legal advice, and the Company adjusts such provisions from time to time according to developments. On the basis of current information, the Company does not expect that the outcome of the claims, lawsuits and proceedings to which the Company is subject or of which it is aware, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

7.     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Nine months ended September 30,
	2003	2002
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$96	$56
Cash payments for interest	$46	$58

Supplemental disclosures of non-cash flow investing and financing activities:
Issue of stock on acquisition of subsidiaries	$12	$—
Deferred payments on acquisitions of subsidiaries	2	—
Acquisitions:
Fair value of assets acquired	9	74
Less: liabilities assumed	—	(71)
cash acquired	—	(20)

Acquisitions, net of cash acquired	$9	$(17)

8.     ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(millions)
Net income	$99	$31	$296	$92
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2)	(2)	—	4
Unrealized holding (losses) gains	(1)	1	(2)	1
Net (loss) gain on derivative instruments (net of tax of $3, $7, $3 and $13)	(8)	17	(7)	29

Other comprehensive (loss) income (net of tax of $3, $7, $3 and $13)	(11)	16	(9)	34

Comprehensive income	$88	$47	$287	$126

        The components of accumulated other comprehensive loss are as follows:

	September 30, 2003	December 31, 2002
	(millions)
Net foreign currency translation adjustment	$(8)	$(8)
Net unrealized holding gains	1	3
Net minimum pension liability adjustment	(167)	(167)
Net gain on derivative instruments	34	41

Accumulated other comprehensive loss	$(140)	$(131)

9.     SEGMENT INFORMATION

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

10.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$434	$—	$434
Interest income	—	—	3	19	(4)	18

Total revenues	—	—	3	453	(4)	452

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	(2)	2	315	23	339
Non-cash compensation—performance options	—	—	—	4	—	4
Depreciation expense	—	—	1	7	—	8
Amortization of intangible assets	—	—	—	—	1	1
Net loss (gain) on disposal of operations	—	—	—	6	(12)	(6)

Total expenses	1	(2)	3	332	12	346

OPERATING (LOSS) INCOME	(1)	2	—	121	(16)	106
Investment income from Group undertakings	—	58	12	—	(70)	—
Interest expense	—	(59)	(11)	(16)	74	(12)

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF ASSOCIATES	(1)	1	1	105	(12)	94
INCOME TAX BENEFIT	—	—	—	(5)	2	(3)

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES	(1)	1	1	110	(14)	97
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	2	1	3
MINORITY INTEREST	—	—	—	—	(1)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	100	99	31	—	(230)	—

NET INCOME	$99	$100	$32	$112	$(244)	$99

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$371	$—	$371
Interest income	—	—	3	21	(5)	19

Total revenues	—	—	3	392	(5)	390

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	—	(2)	3	311	(13)	299
Non-cash compensation—performance options	—	—	—	18	—	18
Depreciation expense	—	—	1	8	—	9

Total expenses	—	(2)	4	337	(13)	326

OPERATING INCOME (LOSS)	—	2	(1)	55	8	64
Investment income from Group undertakings	—	58	16	—	(74)	—
Interest expense	—	(63)	(15)	(16)	78	(16)

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF ASSOCIATES	—	(3)	—	39	12	48
INCOME TAX (BENEFIT) EXPENSE	—	(2)	(1)	24	(1)	20

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES	—	(1)	1	15	13	28
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	4	(1)	3
EQUITY ACCOUNT FOR SUBSIDIARIES	31	32	14	—	(77)	—

NET INCOME	$31	$31	$15	$19	$(65)	$31

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,446	$—	$1,446
Interest income	—	—	7	58	(12)	53

Total revenues	—	—	7	1,504	(12)	1,499

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	2	(5)	8	1,024	7	1,036
Non-cash compensation—performance options	—	—	—	17	—	17
Depreciation expense	—	—	4	22	—	26
Amortization of intangible assets	—	—	—	—	2	2
Net loss (gain) on disposal of operations	—	—	—	8	(18)	(10)

Total expenses	2	(5)	12	1,071	(9)	1,071

OPERATING (LOSS) INCOME	(2)	5	(5)	433	(3)	428
Investment income from Group undertakings	—	172	40	—	(212)	—
Interest expense	—	(180)	(37)	(47)	224	(40)

(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(2)	(3)	(2)	386	9	388
INCOME TAX (BENEFIT) EXPENSE	—	—	(1)	96	7	102

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(2)	(3)	(1)	290	2	286
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	13	1	14
MINORITY INTEREST	—	—	—	—	(4)	(4)
EQUITY ACCOUNT FOR SUBSIDIARIES	298	301	78	—	(677)	—

NET INCOME	$296	$298	$77	$303	$(678)	$296

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,200	$—	$1,200
Interest income	—	—	7	57	(12)	52

Total revenues	—	—	7	1,257	(12)	1,252

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	(7)	8	914	(26)	890
Non-cash compensation—performance options	—	—	—	114	—	114
Depreciation expense	—	—	4	21	—	25
Net loss on disposal of operations	—	—	—	1	—	1

Total expenses	1	(7)	12	1,050	(26)	1,030

OPERATING (LOSS) INCOME	(1)	7	(5)	207	14	222
Investment income from Group undertakings	—	169	50	—	(219)	—
Interest expense	—	(191)	(47)	(42)	230	(50)

(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	(15)	(2)	165	25	172
INCOME TAX (BENEFIT) EXPENSE	—	(8)	(1)	69	23	83

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	(7)	(1)	96	2	89
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	11	(1)	10
MINORITY INTEREST	—	—	—	—	(7)	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	93	100	20	—	(213)	—

NET INCOME	$92	$93	$19	$107	$(219)	$92

Condensed Consolidating Balance Sheets

	As at September 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$10	$—	$144	$126	$—	$280
Fiduciary funds—restricted	—	—	108	1,380	—	1,488
Short-term investments	—	—	—	68	—	68
Accounts receivable	23	2,880	883	8,253	(4,503)	7,536
Goodwill and other intangible assets	—	—	—	147	1,196	1,343
Other assets	—	41	15	680	(23)	713
Equity accounted subsidiaries	1,144	1,873	409	1,598	(5,024)	—

TOTAL ASSETS	$1,177	$4,794	$1,559	$12,252	$(8,354)	$11,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2	$3,582	$614	$9,106	$(4,531)	$8,773
Other liabilities	26	74	498	867	24	1,489

Total liabilities	28	3,656	1,112	9,973	(4,507)	10,262

MINORITY INTEREST	—	—	—	2	15	17
STOCKHOLDERS' EQUITY	1,149	1,138	447	2,277	(3,862)	1,149

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,177	$4,794	$1,559	$12,252	$(8,354)	$11,428

Condensed Consolidating Balance Sheets

	As at December 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$97	$113	$—	$211
Fiduciary funds—restricted	—	—	103	1,266	—	1,369
Short-term investments	—	—	—	54	—	54
Accounts receivable	—	2,698	952	7,127	(4,188)	6,589
Goodwill and other intangible assets	—	—	—	145	1,117	1,262
Other assets	—	4	35	638	(17)	660
Equity accounted subsidiaries	856	1,541	398	1,454	(4,249)	—

TOTAL ASSETS	$857	$4,243	$1,585	$10,797	$(7,337)	$10,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2	$3,377	$574	$8,030	$(4,258)	$7,725
Other liabilities	1	14	635	803	88	1,541

Total liabilities	3	3,391	1,209	8,833	(4,170)	9,266

MINORITY INTEREST	—	—	—	2	23	25
STOCKHOLDERS' EQUITY	854	852	376	1,962	(3,190)	854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$857	$4,243	$1,585	$10,797	$(7,337)	$10,145

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$(7)	$(11)	$343	$—	$323

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(85)	—	(85)
Additions to fixed assets	—	—	8	(48)	—	(40)
Purchase of short-term investments	—	—	—	(44)	—	(44)
Proceeds on sale of short-term investments	—	—	—	29	—	29
Other	—	—	1	16	—	17

Net cash provided by (used in) investing activities	—	—	9	(132)	—	(123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	(1)	(119)	—	—	(120)
Amounts owed by and to Group undertakings	(12)	49	87	(124)	—	—
Dividends paid	4	(42)	81	(81)	—	(38)
Other	19	1	—	—	—	20

Net cash provided by (used in) financing activities	11	7	49	(205)	—	(138)

INCREASE IN CASH AND CASH EQUIVALENTS	9	—	47	6	—	62
Effect of exchange rate changes on cash and cash equivalents	—	—	—	7	—	7
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	97	113	—	211

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10	$—	$144	$126	$—	$280

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(9)	$(21)	$(40)	$309	$—	$239

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(10)	—	(10)
Additions to fixed assets	—	—	(7)	(23)	—	(30)
Purchase of short-term investments	—	—	—	(18)	—	(18)
Proceeds on sale of short-term investments	—	—	—	10	—	10
Other	—	—	—	2	—	2

Net cash used in investing activities	—	—	(7)	(39)	—	(46)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	(1)	(129)	—	—	(130)
Amounts owed by and to Group undertakings	10	22	230	(262)	—	—
Other	(1)	—	—	—	—	(1)

Net cash provided by (used in) financing activities	9	21	101	(262)	—	(131)

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	54	8	—	62
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4	—	4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	30	98	—	128

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$84	$110	$—	$194

11.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

        The entities included in the other Guarantors column are TA I Limited, TA II Limited and TA III Limited.

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$434	$—	$434
Interest income	—	—	—	22	(4)	18

Total revenues	—	—	—	456	(4)	452

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	—	—	315	23	339
Non-cash compensation—performance options	—	—	—	4	—	4
Depreciation expense	—	—	—	8	—	8
Amortisation of intangible assets	—	—	—	—	1	1
Net loss (gain) on disposal of operations	—	—	—	6	(12)	(6)

Total expenses	1	—	—	333	12	346

OPERATING (LOSS) INCOME	(1)	—	—	123	(16)	106
Investment income from Group undertakings	—	—	40	30	(70)	—
Interest expense	—	—	(13)	(73)	74	(12)

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF ASSOCIATES	(1)	—	27	80	(12)	94
INCOME TAX EXPENSE (BENEFIT)	—	—	8	(13)	2	(3)

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES	(1)	—	19	93	(14)	97
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	2	1	3
MINORITY INTEREST	—	—	—	—	(1)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	100	100	80	—	(280)	—

NET INCOME	$99	$100	$99	$95	$(294)	$99

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$371	$—	$371
Interest income	—	—	—	24	(5)	19

Total revenues	—	—	—	395	(5)	390

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	—	—	3	309	(13)	299
Non-cash compensation—performance options	—	—	—	18	—	18
Depreciation expense	—	—	—	9	—	9

Total expenses	—	—	3	336	(13)	326

OPERATING (LOSS) INCOME	—	—	(3)	59	8	64
Investment income from Group undertakings	—	—	41	33	(74)	—
Interest expense	—	—	(15)	(79)	78	(16)

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF ASSOCIATES	—	—	23	13	12	48
INCOME TAX EXPENSE	—	—	7	14	(1)	20

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF ASSOCIATES	—	—	16	(1)	13	28
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	4	(1)	3
EQUITY ACCOUNT FOR SUBSIDIARIES	31	31	15	—	(77)	—

NET INCOME	$31	$31	$31	$3	$(65)	$31

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,446	$—	$1,446
Interest income	—	—	—	65	(12)	53

Total revenues	—	—	—	1,511	(12)	1,499

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	2	—	(1)	1,028	7	1,036
Non-cash compensation—performance options	—	—	—	17	—	17
Depreciation expense	—	—	—	26	—	26
Amortization of intangible assets	—	—	—	—	2	2
Net loss (gain) on disposal of operations	—	—	—	8	(18)	(10)

Total expenses	2	—	(1)	1,079	(9)	1,071

OPERATING (LOSS) INCOME	(2)	—	1	432	(3)	428
Investment income from Group undertakings	—	—	119	93	(212)	—
Interest expense	—	—	(42)	(222)	224	(40)

(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(2)	—	78	303	9	388
INCOME TAX EXPENSE	—	—	24	71	7	102

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(2)	—	54	232	2	286
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	13	1	14
MINORITY INTEREST	—	—	—	—	(4)	(4)
EQUITY ACCOUNT FOR SUBSIDIARIES	298	298	243	—	(839)	—

NET INCOME	$296	$298	$297	$245	$(840)	$296

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,200	$—	$1,200
Interest income	—	—	—	64	(12)	52

Total revenues	—	—	—	1,264	(12)	1,252

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	—	4	911	(26)	890
Non-cash compensation—performance options	—	—	—	114	—	114
Depreciation expense	—	—	—	25	—	25
Net loss on disposal of operations	—	—	—	1	—	1

Total expenses	1	—	4	1,051	(26)	1,030

OPERATING (LOSS) INCOME	(1)	—	(4)	213	14	222
Investment income from Group undertakings	—	—	120	99	(219)	—
Interest expense	—	—	(50)	(230)	230	(50)

(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	66	82	25	172
INCOME TAX EXPENSE	—	—	20	40	23	83

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	46	42	2	89
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	11	(1)	10
MINORITY INTEREST	—	—	—	—	(7)	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	93	93	47	—	(233)	—

NET INCOME	$92	$93	$93	$53	$(239)	$92

Condensed Consolidating Balance Sheets

	As at September 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$10	$—	$—	$270	$—	$280
Fiduciary funds—restricted	—	—	—	1,488	—	1,488
Short-term investments	—	—	—	68	—	68
Accounts receivable	23	19	1,497	10,500	(4,503)	7,536
Goodwill and other intangible assets	—	—	—	147	1,196	1,343
Other assets	—	—	1	735	(23)	713
Equity accounted subsidiaries	1,144	1,136	292	4,268	(6,840)	—

TOTAL ASSETS	$1,177	$1,155	$1,790	$17,476	$(10,170)	$11,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2	$17	$592	$12,693	$(4,531)	$8,773
Other liabilities	26	—	62	1,377	24	1,489

Total liabilities	28	17	654	14,070	(4,507)	10,262

MINORITY INTEREST	—	—	—	2	15	17
STOCKHOLDERS' EQUITY	1,149	1,138	1,136	3,404	(5,678)	1,149

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,177	$1,155	$1,790	$17,476	$(10,170)	$11,428

Condensed Consolidating Balance Sheets

	As at December 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$—	$210	$—	$211
Fiduciary funds—restricted	—	—	—	1,369	—	1,369
Short-term investments	—	—	—	54	—	54
Accounts receivable	—	9	1,544	9,224	(4,188)	6,589
Goodwill and other intangible assets	—	—	—	145	1,117	1,262
Other assets	—	—	4	673	(17)	660
Equity accounted subsidiaries	856	849	18	3,768	(5,491)	—

TOTAL ASSETS	$857	$858	$1,566	$15,443	$(8,579)	$10,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2	$6	$706	$11,269	$(4,258)	$7,725
Other liabilities	1	—	11	1,441	88	1,541

Total liabilities	3	6	717	12,710	(4,170)	9,266

MINORITY INTEREST	—	—	—	2	23	25
STOCKHOLDERS' EQUITY	854	852	849	2,731	(4,432)	854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$857	$858	$1,566	$15,443	$(8,579)	$10,145

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$(1)	$80	$246	$—	$323

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(85)	—	(85)
Additions to fixed assets	—	—	—	(40)	—	(40)
Purchase of short-term investments	—	—	—	(44)	—	(44)
Proceeds from sale of short-term investments	—	—	—	29	—	29
Other	—	—	—	17	—	17

Net cash used in investing activities	—	—	—	(123)	—	(123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(1)	(119)	—	(120)
Amounts owed by and to Group undertakings	(12)	1	(37)	48	—	—
Dividends paid	4	—	(42)	—	—	(38)
Other	19	—	—	1	—	20

Net cash provided by (used in) financing activities	11	1	(80)	(70)	—	(138)

INCREASE IN CASH AND CASH EQUIVALENTS	9	—	—	53	—	62
Effect of exchange rate changes on cash and cash equivalents	—	—	—	7	—	7
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	—	210	—	211

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10	$—	$—	$270	$—	$280

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(9)	$—	$69	$179	$—	$239

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(10)	—	(10)
Additions to fixed assets	—	—	—	(30)	—	(30)
Purchase of short-term investments	—	—	—	(18)	—	(18)
Proceeds on sale of short-term investments	—	—	—	10	—	10
Other	—	—	—	2	—	2

Net cash used in investing activities	—	—	—	(46)	—	(46)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(1)	(129)	—	(130)
Amounts owed by and to Group undertakings	10	—	(68)	58	—	—
Other	(1)	—	—	—	—	(1)

Net cash provided by (used in) financing activities	9	—	(69)	(71)	—	(131)

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—	62	—	62
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4	—	4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	—	128	—	128

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$194	$—	$194

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

        Total revenues increased by $62 million (16%) to $452 million in the third quarter of 2003 from $390 million in the third quarter of 2002. Approximately 2% of this increase was attributable to the effect of foreign currency exchange rate movements and approximately (2)% was attributable to the effect of acquisitions and disposals. Adjusting for these items, total revenues on an underlying basis were 16% higher in the third quarter of 2003 than in the corresponding quarter of 2002. For the nine months to September 30, 2003, total revenues were $1,499 million, 20% higher than a year ago. Approximately 5% of this increase was attributable to the effect of foreign currency exchange rate movements and approximately (2)% was attributable to the effect of acquisitions and disposals. Adjusting for these items, total revenues on an underlying basis were 17% higher than in the corresponding period of 2002. Of the 17% increase in our underlying revenues for the nine months, 13% was attributable to net new business, up from 9% in the corresponding period a year ago, and 4% from higher premium rates.

        Operating income increased by $42 million to $106 million in the third quarter and by $206 million to $428 million in the first nine months of 2003 compared with the corresponding periods of 2002. Operating income included a non-cash compensation charge for performance-based stock options of $4 million in the third quarter and $17 million in the first nine months of 2003 compared with $18 million and $114 million in the same periods of 2002. Excluding the charges for non-cash compensation and gains from the disposal of operations, operating income in the third quarter of 2003 increased by 27% and by 29% in the first nine months.

        Operating margin, or operating income as a percentage of total revenues, increased to 23% in the third quarter and 29% in the first nine months of 2003 compared with 16% and 18% in the same periods a year ago.

        Net income increased by $68 million to $99 million in the third quarter and by $204 million to $296 million in the first nine months of 2003 compared with the corresponding periods of 2002. Net income per diluted share increased by $0.40 to $0.59 in the third quarter and by $1.18 to $1.75 in the first nine months of 2003 compared with the corresponding periods of 2002. Net income included a non-cash compensation charge for performance-based stock options, net of tax excluding a one off tax benefit, of $3 million, or $0.02 per diluted share, in the third quarter and $14 million, or $0.08 per diluted share, in the nine months compared with $15 million, or $0.09 per diluted share, and $95 million, or $0.59 per diluted share, in the corresponding periods of 2002. Certain changes in UK tax legislation regarding the taxation of employee stock options, gave rise to a one off income tax benefit of $37 million, or $0.22 per diluted share in both the third quarter and first nine months of 2003.

Revenues

        Commissions and fees increased by 17% to $434 million in the third quarter of 2003 from $371 million in the third quarter of 2002 and interest income earned of $18 million on fiduciary funds was $1 million (5%) lower than in the third quarter of 2002.

        Global:    Revenues generated by our Global business increased by 20% to $217 million in the third quarter of 2003 from $181 million in the third quarter of 2002. Approximately 3% of this increase in revenues arose from the effects of foreign currency exchange rate movements. The effect of acquisitions and disposals was immaterial. Adjusting for these items, Global's revenues on an underlying basis increased by 17%. Global's property and casualty, reinsurance and specialties, including marine and aerospace, continued to grow through new business wins across our global marketplace.

        North America:    Revenues generated by our North America business increased by 10% to $171 million in the third quarter of 2003 from $156 million in the third quarter of 2002. The disposal of the third-party administration units in 2002 impacted the increase in revenues by approximately (5)%. Adjusting for this item, North America's revenues on an underlying basis increased by 15% attributable to our middle market, large account and specialty practices (especially executive risk, employee benefits and construction) through new business development and recruitment.

        International:    Revenues generated by our International business increased by 21% to $64 million in the third quarter of 2003 from $53 million in the third quarter of 2002. Foreign currency exchange rate movements accounted for approximately 7% of the reported increase in revenues, largely due to the strengthening of the euro. The effect of acquisitions and disposals accounted for a further 2% of the reported increase in revenues. Adjusting for these items, International's revenues on an underlying basis increased by 12%, led by good performance in Continental Europe, notably Italy and Iberia, Latin America, Australia and South Africa.

Expenses

        Total expenses increased by $20 million (6%) to $346 million in the third quarter of 2003 from $326 million in the third quarter of 2002. General and administrative expenses (excluding non-cash compensation) increased by $40 million (13%) to $339 million from $299 million in the third quarter of 2002. Approximately 2% of the reported increase in general and administrative expenses was attributable to foreign currency exchange rate movements and approximately (2)% was attributable to the effect of acquisitions and disposals. Adjusting for these items, general and administrative expenses grew by 13% in the third quarter of 2003 compared to the third quarter of 2002. For the nine months, general and administrative expenses were 16% higher than a year ago. Approximately 3% of the reported increase in general and administrative expenses was attributable to foreign currency exchange rate movements and approximately (3)% was attributable to the effect of acquisitions and disposals. Adjusting for these items, general and administrative expenses were 16% higher in the nine months than a year ago.

        General and administrative expenses in 2003 compared with 2002 have been impacted by increased salaries and benefits expense, arising from recruitment and incentive based compensation consistent with revenue growth, increased pension costs and higher business insurance costs.

        The non-cash charge for performance-based stock options amounted to $4 million in the third quarter and $17 million in the nine months compared with $18 million and $114 million, respectively, in the same periods a year ago. As previously disclosed, this charge recognizes performance-based stock options granted to management by the Board of Directors as part of the 1998 acquisition of our predecessor for meeting or exceeding 2001 and 2002 performance targets. The cumulative charge to September 30, 2003 of $255 million represents approximately 92% of the estimated total charge. The remaining charge of approximately $22 million will be recognized quarterly through 2004 in accordance with the vesting schedule.

Interest Expense

        Interest expense of $12 million in the third quarter of 2003 was $4 million lower than in the third quarter of 2002, reflecting lower principal amounts of debt outstanding. At September 30, 2003, long-term debt amounted to $448 million compared with $658 million a year earlier. Interest expense principally represents interest payable on long-term debt consisting of the senior credit facilities and the 9% senior subordinated notes due 2009.

Income Taxes

        An income tax benefit of $3 million has been recorded for the third quarter and income tax expense of $102 million for the nine months to September 30, 2003.

        In the third quarter of 2003, certain changes to UK tax legislation were enacted regarding the taxation of employee stock options. When UK-based employees exercise their stock options, the Company now obtains a corporate tax deduction equal to the market price of the Company's shares on the date of exercise less the option exercise price paid by the employee. This change largely brings UK tax legislation into line with US tax legislation.

        Non-cash compensation amounting to $123 million in respect of UK performance options has been expensed in periods prior to June 30, 2003 without any income tax benefit being recognized. Accordingly, following the change in UK tax legislation, a one-time income tax benefit of $37 million, and a corresponding deferred asset, has been recognized in the third quarter of 2003.

        Adjusting for the one-time income tax benefit arising from the change in UK tax legislation, that part of the non-cash performance option charge which is not tax deductible and the net gain on disposal of operations, the underlying tax rate for the third quarter and first nine months of 2003 was 35%, unchanged from the corresponding periods of 2002.

Associates

        Equity in net income of our associates was $3 million in the third quarter of 2003, compared with $3 million in the corresponding period of 2002. For the nine months, equity in net income of our associates was $14 million, an increase of $4 million compared with $10 million a year ago. The increase was due to improved performance of our associates, led by Gras Savoye.

Minority Interest

        Minority interest for the third quarter of 2003 was $1 million compared with $nil for the third quarter of 2002. For the nine months, minority interest was $4 million, a decrease of $3 million compared with $7 million a year ago. The decrease in minority interest was largely due to the acquisition of the remaining minority interests in Willis GmbH and the purchase of an additional 23% ownership in Willis Iberia, both with effect from January 1, 2003.

Liquidity and Capital Resources

        Net cash provided by operations increased by $84 million to $323 million in the nine months ended September 30, 2003 from $239 million in the corresponding period of 2002 as a result of higher revenues and improved operating margins.

        Cash used in investing activities was $123 million in the first nine months of 2003 compared with $46 million in the first nine months of 2002. On January 1, 2003, we acquired the remaining 22% interest, in addition to the 78% already owned, in Willis GmbH, Germany's third largest insurance broker. On January 1, 2003, we also acquired an additional 23% interest in Willis Iberia to add to the 54% already owned. The remaining 23% of Willis Iberia is owned by our Associate, Gras Savoye. During 2003, we have acquired further interests totaling 33% in Willis Italia to add to the 67% already owned.

        Cash used in financing activities amounted to $138 million in the first nine months of 2003 compared with $131 million in the first nine months of 2002. Total long-term debt outstanding as of September 30, 2003 was $448 million, down from $567 million at the end of 2002, following repayment of term loans totaling $79 million and the repurchase of $40 million of 9% senior subordinated notes in the open market.

        On September 23, 2003, Standard & Poor's raised the counterparty credit rating on the Company to investment grade. The Company has begun the process of refinancing, and would expect the necessary facilities to be in place by year end.

        A quarterly cash dividend of $0.125 per common share, amounting to $19 million, was paid on April 15, 2003 and July 14, 2003. On July 23, 2003, the Board of Directors approved a 30% increase in the regular quarterly cash dividend to $0.1625 per common share, which was paid on October 14, 2003.

        At September 30, 2003, our cash and cash equivalents aggregated $280 million, an increase of $69 million from December 31, 2002. We expect that internally generated funds will be sufficient to meet our foreseeable operating cash requirements, capital expenditures and scheduled debt repayments, the next of which is not due until 2005. In addition, we have an undrawn $150 million revolving credit facility.

Contractual Obligations

        There have been no material changes in our contractual obligations since December 31, 2002 apart from the repayment of term loans and the repurchase of 9% senior subordinated notes, totaling $119 million, as referred to above, and a reduction of $61 million in commitments under put and call option arrangements relating to the future acquisition of subsidiaries and associates, following the acquisition of additional interests in Willis Iberia and Willis Italia.

Off-Balance Sheet Transactions

        Apart from commitments and contingencies, as described in Note 6 of the Notes to the Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

        There has been no material change with respect to market risk from that described in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4—Controls and Procedures

        Based on an evaluation of the effectiveness of the Company's disclosure controls, as of September 30, 2003, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be included in the Company's filings or submissions under the Securities Exchange Act of 1934 is made known to them in a timely fashion.

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

32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)
Reports on Form 8-K

        The following current reports on Form 8-K were filed during the quarter ended September 30, 2003:

  (i)
  Dated July 23, 2003 announcing the Company's financial results for the second quarter of 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIS GROUP HOLDINGS LIMITED (Registrant)
	By:	/s/ THOMAS COLRAINE Thomas Colraine Group Chief Financial Officer
Dated: London, November 14, 2003

QuickLinks

WILLIS GROUP HOLDINGS LIMITED QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003
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
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES