Form 10-K
period 2003-12-31
WILLIS GROUP HOLDINGS LTD
filed 2004-03-15
CIK 1140536

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,519,659,760.

        As of February 27, 2004, there were outstanding 156,275,020 shares of common stock, par value $0.000115 per share of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Willis Group Holding Limited's 2004 Notice of Annual Meeting of Stockholders and Proxy Statement are incorporated by reference in the Form 10-K in response to Items in Part II and Part III.

WILLIS GROUP HOLDINGS LIMITED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

        We have included in this document forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that state our intentions, beliefs, expectations or predictions for the future. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors such as changes in premium rates, the competitive environment, the actual cost of resolution of contingent liabilities, general economic conditions in different countries around the world, fluctuations in currency exchange rates and global equity and fixed income markets and other factors disclosed under "Risk Factors" and elsewhere in this document. Although we believe that the expectations reflected in forward-looking statements are reasonable we can give no assurance that those expectations will prove to have been correct. We assume no obligation to update our forward-looking statements or to advise of changes in the assumptions and factors on which they are based. All forward-looking statements contained or incorporated by reference in this document are qualified by reference to this cautionary statement.

PART I

Item 1—Business

History and Development of the Company

        Willis Group Holdings is the ultimate holding company for the Group. We trace our history to 1828 and are one of the largest insurance brokers in the world.

        Willis Group Holdings was incorporated in Bermuda on February 8, 2001 as an exempted company under the Companies Act, for the sole purpose of redomiciling the ultimate parent company of the Willis Group (comprised of TA I Limited and subsidiaries) from the United Kingdom to Bermuda. On incorporation Willis Group Holdings was wholly-owned by Profit Sharing (Overseas), Limited Partnership, an affiliate of KKR and one of the existing shareholders of TA I Limited ("TA I").

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

        Willis Group Holdings completed an initial public offering of approximately 16% of its Shares in June 2001. In November 2001, May 2002, April 2003 and February 2004 approximately 12%, 15%, 16% and 15% respectively, of the Shares were publicly sold through secondary public offerings.

        For administrative convenience, we utilize the offices of a subsidiary company as our principal executive offices. The address is:

  Willis Group Holdings Limited
  c/o Willis Group Limited
  Ten Trinity Square
  London EC3P 3AX
  England
  Tel: +44-20-7488-8111

        In recent years, we have completed a number of acquisitions and dispositions as part of our efforts to focus our operations out of non-core or non-profitable businesses and to expand our global capabilities. During 2003, we increased our ownership of Willis Iberia Correduria de Seguros y Reaseguros S.A. ("Willis Iberia") to 77%, with our French associate, Gras Savoye & Company ("Gras Savoye"), owning the remaining 23%; acquired the remaining 22% interest in Willis GmbH & Co., K.G., Germany's third largest insurance broker and increased our holding in Willis Italia Holdings S.r.l. to 100%. In 2003, we acquired two California brokers, Cogdill Bonding and Insurance Services, Inc. and T.C.T. Insurance Services, Inc. and the business of River City Agency, an insurance agency based in Minnesota. In the second quarter of 2003 we formed a joint venture in India, Willis BA India Private Limited, with Bhaichand Amoluk Consultancy Services Pvt. Ltd. to provide insurance broking and risk management services in India. Finally, in January 2004 we acquired Ital Re S.p.A., a major Italian reinsurance broker, the remaining 70% of our interest in Willis A/S, Denmark's largest insurance broker and Kirecon A/S, a leader in providing reinsurance broking services in Denmark as well as the business of Vision Insurance Group, a risk management and reinsurance brokerage firm based in Alabama.

Available Information

        As of December 31, 2002 a majority of the Shares were for the first time held by US residents and the Company ceased to be a "foreign private issuer" for US reporting purposes. Accordingly, the Company ceased filing Form 20-F annual reports and Form 6-K quarterly reports and now files Form 10-K annual reports and Form 10-Q quarterly reports. Our wholly-owned subsidiary, Willis Group Limited, however, which had publicly registered debt securities outstanding, filed its annual reports on Form 20-F and its quarterly reports on Form 6-K.

        Willis Group Holdings files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any documents we file at the SEC's public reference room at 450 Fifth Street, NW, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Willis Group Holdings) file electronically with the SEC. The SEC's website is www.sec.gov.

        The Company makes available, free of charge through our website at www.willis.com our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and Forms 3, 4, and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

        The Company's Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Corporate Governance and Nominating Committee Charter are also available on our website or upon written or verbal request. Requests for copies of these documents should be directed in writing to the Company Secretary, Willis Group Holdings Limited, c/o Willis Group Limited, Ten Trinity Square, London EC3P 3AX, England or by telephone to +44 20 7481 7004.

General

        The Company provides a broad range of value-added risk management consulting and insurance brokerage services to in excess of 50,000 clients worldwide. We have significant market positions in the United States, in the United Kingdom and, directly and through our associates, in many other countries. We are one of three recognized leaders in providing specialized risk management advisory and other services on a global basis to clients in various industries including the aerospace, marine, construction and energy industries. In our capacity as an advisor and insurance broker, we act as an intermediary between our clients and insurance carriers by advising our clients on their risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through our global distribution network.

        We assist clients in the assessment of their risks, advise on the best ways of transferring suitable risk to the global insurance and reinsurance markets and then execute the transactions at the most appropriate available price, terms and conditions for our clients. Our global distribution network enables us to place the risk in the most appropriate insurance or reinsurance market worldwide. We also offer clients a broad range of services to help them to identify and control their risks. These services range from strategic risk consulting (including providing actuarial analyses), to a variety of due diligence services to the provision of practical on-site risk control services (such as health and safety or property loss control consulting). We also assist clients in planning how to manage incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans. We are not an insurance company and therefore we do not underwrite insurance risks for our own account.

        We and our associates serve a diverse base of clients located in approximately 180 countries. These clients include major multinational and middle-market companies in a variety of industries, as well as public institutions. Many of our client relationships span decades. With approximately 14,500 employees around the world and a network of about 300 offices in some 80 countries, in each case including our associates, we believe we are one of only three insurance brokers in the world possessing the global operating presence, broad product expertise and extensive distribution network necessary to meet effectively the global risk management needs of many of our clients.

Business Strategy

        Our strategic objectives are to continue to grow revenues, cash flow and earnings and to enhance our position as one of the largest global providers of risk management services. We will build on our areas of strength and eliminate areas in which we do not see the opportunities for strong profitable growth. The key elements of this strategy are to capitalize on a strong, global franchise, emphasize our value-added services, focus on cross-selling our services, increase operating efficiencies, implement global best practices and create a single company culture. We also pursue strategic acquisitions and investments to strengthen our global franchise.

Our Business

        Insurance is a global business, and its participants are affected by global trends in capacity and pricing. Accordingly, we operate as one global business which ensures all clients' interests are handled efficiently and comprehensively, whatever their initial point of contact. We organize our business into three main areas: Global, North America and International. For information regarding revenues by geographic locations, see footnote 16 to the Consolidated Financial Statements contained herein.

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

        The Global business is divided into Global Specialties, Global Markets, Willis Reinsurance and Willis UK.

        Global Specialties has strong global positions in aerospace, marine, construction and several niche businesses. In aerospace we are highly experienced in the provision of insurance and reinsurance brokerage and risk management services to aerospace clients, including aircraft manufacturers, air cargo handlers and shippers, airport managers and other general aviation companies. Advisory services provided by aerospace include claims recovery, contract and leasing risk management, safety services and markets information. Aerospace is also a leading reinsurance broker of aerospace risks. Aerospace's clients are spread throughout the world and include over 250 airlines and nearly 40% of the world's leading insured non-American airports by passenger movement. Aerospace is also prominent in supplying the space industry through providing insurance and risk management services to over 40 companies. Other clients include those introduced from other intermediaries as well as insurers seeking reinsurance.

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

        We have three niche business areas: Fine Art, Jewelry, and Specie; Special Contingency Risks and Hughes-Gibb.

        The Fine Art, Jewelry, and Specie unit provides specialist risk management and insurance services to fine art, diamond and jewelry businesses and operators of armored cars. Coverage is also obtained for vault and bullion risks. The Special Contingency Risks unit specializes in producing packages to protect corporations, groups and individuals against special contingencies such as kidnap and ransom, extortion, detention, political repatriation and product contamination. The Hughes-Gibb unit principally services the insurance needs of the horse racing and horse breeding industry and also arranges the reinsurance of horse racing and horse breeding-related business for insurers worldwide.

        Global Markets comprises Global Markets North America, Global Markets International, Global Markets Financial Solutions, Willis Energy, Willis Professional Risks and Carrier Relations. Global Markets North America develops global solutions and marketing capability for all our businesses based in North America and Bermuda. The core areas of focus are property, casualty and management liability risks. Global Markets International works closely with the Willis UK and International retail networks to further develop access to global markets, and provide structuring and placing skills in the relevant areas of property, casualty and management liability. Global Markets Financial Solutions specializes in strategic risk assessment, transactional risk transfer and alternative risk financing solutions. It incorporates our political risk unit, as well as structured finance and credit teams. Willis Energy provides insurance brokering services, including property damage, liability, control of well and pollution insurance, to the energy industry. Willis Professional Risks specializes in brokering directors' and officers' insurance as well as professional indemnity insurance for corporations and professional firms. It also brokers structured crime and specialist liability insurance for clients across the broad spectrum of financial solutions. Finally, Carrier Relations analyzes, oversees and coordinates our Group activities and relationships with underwriting markets globally.

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

        Willis UK offers risk management and brokering services to corporate clients and individuals through approximately 17 offices. Each office services its own clients accessing the Group's global resources as appropriate to suit the clients' requirements. This unit also includes Willis Risk Solutions, which arranges tailored solutions for major companies, including several constituents of the UK FTSE 250 and the Willis Commercial Network which comprises franchise partnerships with nearly 60 privately-owned local UK insurance brokers and is designed to enable these brokers to meet the insurance requirements of small companies and individuals.

North America

        Our North America business provides risk management, insurance brokerage and related services to a wide variety of clients in the United States and Canada. In addition, we supply specialist consulting and brokerage services, including construction; employee benefits; healthcare; and advanced risk management services. Our North America business operates through a network of more than 80 offices located in 35 states in the United States and six offices in Canada. Certain parts of our Global business also have operations in the United States.

        The North America business comprises both our large account and middle market units which were brought together in early 2003. This amalgamation enables us to service our clients and present ourselves to prospects in a consistent manner, without regard for the size, geography or industry of the audience.

        The construction division specializes in providing risk management, insurance and surety bonding services to the construction industry. This division provides services to around one-quarter of the Engineering New Record Top 400 contractors (a listing of the largest 400 North American contractors based on revenue). It also has many of the largest US homebuilders as clients. The employee benefits division helps clients with the design and implementation of benefits and compensation plans.

        Healthcare provides insurance and consulting services to local healthcare professionals in the United States. Our North America advanced risk management services division provides actuarial consulting, captive management services and a wide range of other risk consulting activities to large clients.

        In addition, we provide specialist expertise to clients and insurance underwriters through other practices operating through expert staff located throughout the North American network. These practices include environmental risk, financial and executive risk and marine risk. Customer support facilities, which we refer to as centers of excellence, provide fast, focused and tailored support services to clients from Nashville, Tennessee and Phoenix, Arizona.

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

International

        Our International unit consists of a network of subsidiaries and associates other than those in North America, the United Kingdom and Republic of Ireland. This operation is located in 70 countries worldwide, including 20 countries in Europe, 14 in the Asia/Pacific region and 36 elsewhere in the world. The services provided are focused according to the characteristics of each market and are not identical in every office, but generally include direct risk management and insurance brokerage, specialist and reinsurance brokerage and employee benefits consulting.

        We believe the combined total revenues of our International subsidiaries and associates provide an indication of the spread and capability of our International network. In 2003, combined total revenues of our International subsidiaries and our associates were $714 million compared to $540 million in 2002. Our consolidated total revenues for 2003 only include the revenues of our International subsidiaries of $332 million and do not include the revenues of our associates of $382 million.

        As part of our on-going strategy, we have significantly strengthened International's market share and operations through a number of acquisitions and strategic investments in recent years. The most significant of these is the 33% interest in Gras Savoye, France's leading insurance broker. In 2003, we increased our investment in Willis GmbH to 100% and increased the ownership in Willis Iberia to 77% with our French associate, Gras Savoye, owning the remaining 23%. In 2004, we acquired Ital Re S.p.A., a major Italian reinsurance broker, and Kirecon A/S, a leader in providing reinsurance brokerage services in Denmark as well as the remaining 70% interest in Willis A/S, Denmark's largest insurance broker.

        The following is a list of the major International associate investments currently held by us and our interest as of December 31, 2003:

Company	Country	% Ownership
Europe
Gras Savoye & Cie	France	33
Willis A/S(1)	Denmark	30
Asia/Pacific
Multi-Risk Consultants (Thailand) Limited	Thailand	25
Willis (Malaysia) Sdn. Bhd	Malaysia	30
Willis Insurance Brokers (B) Sdn. Bhd	Brunei	38
Rest of the World
Al-Futtaim Willis Faber (Private) Limited	Dubai	49
Herzfeld & Levy S.A	Argentina	40

(1)
Increased to 100% in January 2004.

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

        In addition to our strategic investments in associates, we have acquired a controlling interest in a broad geographic spread of other brokers. The following is a list of the significant International subsidiaries in which we have a controlling interest and our interest as of December 31, 2003:

Company	Country	% Ownership
Europe
Willis Re GmbH & Co., K.G.	Germany	100
Willis AB	Sweden	85
Willis Global Financial and Executive Risks AB	Sweden	77
Willis OY AB	Finland	100
Willis GmbH & Co., K.G.	Germany	100
Willis Italia Holding S.r.l.	Italy	100
Willis Iberia Correduria de Seguros y Reaseguros S.A.	Spain	85
Willis A.S.(1)	Norway	50
Willis Corretores de Seguros S.A.	Portugal	85
Willis B.V.	Netherlands	100
Willis CIS L.L.C.	Russia	100
Willis Polska S.A.	Poland	70
Willis sro	Czech Republic	100
Willis Kft	Hungary	80
Willis A.G.	Switzerland	100
Asia/Pacific
Willis China (Hong Kong) Limited	Hong Kong	100
PT Willis Indonesia	Indonesia	100
Willis Korea Limited	Korea	100
Willis (Singapore) Pte Ltd.	Singapore	100
Willis (Taiwan) Limited	Taiwan	100

Rest of the World
Willis Intermediario de Reaseguro S.A. de C.V.	Mexico	100
Willis Corretaje de Reaseguros S.A.	Venezuela	100
Willis Faber do Brasil Consultoria e Participações S.A.	Brazil	100
Willis Corretores de Seguros Limitada	Brazil	100
Willis Faber Chile Limitada	Chile	100
Willis Australia Limited	Australia	100
Willis New Zealand Limited	New Zealand	99
Willis S.A.	Argentina	60
Willis Correa Insurance Services S.A.	Chile	80
Willis Agente de Seguros y Fianzas, S.A. de C.V.	Mexico	51
Willis South Africa (Pty) Limited	South Africa	70
Rontarca Prima, Willis, C.A.	Venezuela	51
Willis Colombia Corredores de Seguros S.A.	Colombia	51

(1)
We have a 50.1% interest in the company.

Customers

        Our customers operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from major multinational corporations to middle market companies. Further, many of our client relationships span decades, for instance our relationship with The Tokio Marine and Fire Insurance Company, Limited dates back over 100 years. No one client accounted for more than 10% of revenues for fiscal year 2003. Additionally, we place insurance with over 5,000 insurance carriers, none of which individually accounted for more than 9% of the total premiums we placed on behalf of our clients in 2003.

Competition

        We face competition in all fields in which we operate. According to the July 2003 edition of Business Insurance, the 175 largest commercial insurance brokers globally reported brokerage revenues totalling $26.7 billion in 2002. The insurance brokerage industry, having recently gone through a period of rapid consolidation, is led by three global participants: Marsh & McLennan Companies, Inc., with approximately 31% of the worldwide market in 2002 referred to above; Aon Corporation, with approximately 23% of the worldwide market in 2002; and us, with approximately 7% of the worldwide market in 2002. The industry is highly fragmented beyond these three brokers, with the next largest broker having approximately 4% of the worldwide market.

        Competition in the insurance brokerage and risk management businesses in general is based on global capability, product breadth, innovation, quality of service and price. Our global capability and product breadth is similar to those of the two other global brokers, and thus we compete with them primarily based on innovation, quality of service and price. In addition, we compete with numerous specialist, regional and local firms. Insurance companies also compete with our brokers by directly soliciting insureds without the assistance of an independent broker or agent. Competition for premiums is intense in all our business lines and in every insurance market. Competition on premium rates has also exacerbated the pressures caused by a continuing reduction in demand in some classes of business. For example, insurers are currently retaining a greater proportion of their risk portfolios than previously. Industrial and commercial companies are increasingly relying upon captive insurance companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than buying insurance. We and our competitors provide management and similar services for those alternative risk transfer programs. Additional competitive pressures arise from the entry of new market participants, such as banks, accounting firms and insurance carriers themselves, offering risk management or transfer services. Our market share has been stable in recent years. We believe that our strategies of building on our strong global franchise, expanding on our employee benefit capabilities, increasing our operating efficiencies and creating a single company culture will allow us to retain and gain clients in the competitive marketplace. We also believe that our market position will provide us with opportunities to acquire smaller companies with strong regional presence or specialized expertise.

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

        The European Union Insurance Mediation Directive was adopted on September 30, 2002 and all European Union member states will have to implement the Directive by January 2005. The Directive introduces rules to enable insurance and reinsurance intermediaries to operate and provide services within each member state of the EU on a basis consistent with the EU single market and customer protection aims. Each EU member state is required to ensure that the insurance and reinsurance intermediaries resident in their country are registered with a statutory body in that country and that each intermediary meets professional requirements in relation to their competence, good repute, professional indemnity cover and financial capacity. In the United Kingdom the statutory body will be the Financial Services Authority and as a consequence, after January 14, 2005, such body will replace the General Insurance Standards Council and will become the sole regulator over insurance and reinsurance intermediary activities in the United Kingdom.

        HM Treasury, whose regulatory functions have been delegated to the Financial Services Authority, will continue to regulate Sovereign Marine & General Insurance Company Limited (In Scheme of Arrangement) ("Sovereign") as an insurance company.

        Our activities in connection with insurance brokerage services within the United States are subject to regulation and supervision by state authorities. Although the scope of regulation and form of supervision may vary from jurisdiction to jurisdiction, insurance laws in the United States are often complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. That supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokerage in the jurisdictions in which we currently operate is dependent upon our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions.

        All companies carrying on similar activities in a given jurisdiction are subject to that regulation, and we do not consider that these controls adversely affect our competitive position.

Employees

        As of December 31, 2003 we had approximately 11,000 employees worldwide of whom approximately 3,440 and 3,560 were employed in the United Kingdom and the United States, respectively, with the balance of approximately 4,000 being employed across the rest of the world.

Risks Relating to our Business

        This section describes the material risks affecting the Group's business. These risks could materially affect the Group's business, its revenues, operating income, net income, net assets and liquidity and capital resources and, accordingly should be read in conjunction with any forward-looking statements in this Annual Report on Form 10-K.

  Premiums and Commissions—We do not control the premiums on which our commissions are based, and volatility or declines in premiums may seriously undermine our profitability.

        We derive most of our revenues from commissions and fees for brokering and consulting services. We do not determine insurance premiums on which commissions are generally based. Premiums are cyclical in nature and may vary widely based on market conditions. From the late 1980s through late 2000, insurance premium rates generally declined as a result of a number of factors, including the expanded underwriting capacity of insurance carriers; consolidation of both insurance intermediaries and insurance carriers; and increased competition among insurance carriers.

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

        The principal actual or potential claims, lawsuits and proceedings to which we are currently subject are (i) claims relating to services provided by one of our UK subsidiaries, Willis Faber (Underwriting Management) Limited, to another subsidiary, Sovereign, that was engaged in insurance underwriting prior to 1991 as well as certain third party insurance companies; (ii) potential claims which could be asserted with respect to our placement of property and casualty insurance for a number of entities which were directly impacted by the September 11, 2001 destruction of New York's World Trade Center complex; (iii) potential claims arising out of various legal proceedings between reinsurers, reinsureds and their reinsurance brokers relating to personal accident excess of loss reinsurance placements for the years 1993 to 1998; and (iv) claims relating to activities by a US subsidiary of ours, Baccala and Shoop Insurance Services, prior to 1984 for certain insurance issuing companies. See Item 3 "Legal Proceedings".

  Regulation—We are subject to insurance industry regulation worldwide. If we fail to comply with regulatory requirements, we may not be able to conduct our business.

        Many of our activities are subject to regulatory supervision in the various countries and jurisdictions in which we are based or our activities are undertaken. We have in the past failed to comply with some of these regulations and future failures to comply by us or our employees may occur. While past failures have resulted in insignificant fines, any failures reported in the future could lead to disciplinary action, including requiring clients to be compensated for loss, the imposition of more substantial fines and the possible revocation of our authorization to operate as well as reputational damage. In addition, changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, could from time to time require operational improvements or modifications at various locations which could result in higher costs or hinder our ability to operate our business. See Item 1 "Business—Regulation".

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

        The rights under the put arrangement may be exercised through 2011, and if fully exercised, we would be required to buy shares of Gras Savoye, other than those held by its management, possibly increasing our ownership interest by 57% from 33% to 90%. Management shareholders of Gras Savoye, representing approximately 10% of the outstanding shares, do not have general put rights before 2011, but have certain put rights on their death, disability or retirement. Payments in connection with management put rights would not have exceeded $56 million if those rights had been fully exercised at December 31, 2003.

        Until 2005, the incremental 57% of Gras Savoye may be put to us at a price equal to the greater of approximately 800 million French francs ($154 million at December 31, 2003 exchange rates) or a price determined by a contractual formula based on earnings and revenue, which at December 31, 2003 would have amounted to approximately $319 million. After 2005, the put price is determined solely by the formula. The shareholders may put their shares individually at any time during the put period. The amounts we may have to pay in connection with the put arrangements may significantly exceed these estimates.

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

        We report our operating results and financial condition in US dollars. Our US operations earn revenue and incur expenses primarily in dollars. In the United Kingdom, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in pounds sterling. Outside the United States and the United Kingdom, we predominantly generate revenue and expenses in the local currency. The table below details the breakdown of revenues and expenses by currency in 2003.

	Pounds Sterling	US Dollars	Other Currencies
Revenues	13%	58%	29%
Expenses	36%	43%	21%

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

Item 2—Properties

        We own and lease a number of properties for use as offices throughout the world and believe that our properties are generally suitable and adequate for the purposes for which they are used. The principal properties are located in the United Kingdom and the United States. Our principal office at Ten Trinity Square in London is a landmark building which we own.

Item 3—Legal Proceedings

        General.    We are subject to various actual and potential claims, lawsuits and proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Similar to other corporations, we are also subject to a variety of other claims, including those relating to our employment practices. Some of those claims, lawsuits and proceedings seek damages in amounts which could, if assessed, be significant. Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by professional indemnity or other appropriate insurance. In respect of self-insured deductibles, we have established provisions against these items which are believed to be adequate in the light of current information and legal advice, and we adjust such provisions from time to time according to developments. On the basis of current information, we do not expect that the outcome of the actual claims, lawsuits and proceedings to which we are subject or potential claims, lawsuits and proceedings of which we are aware, including those discussed below, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity.

        The most significant actual or potential claims, lawsuits and proceedings of which we are currently aware are:

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

        In 1991, Sovereign ceased underwriting new business and WFUM ceased arranging new business on behalf of Sovereign and the stamp companies. From that time until August 1998, WFUM administered the business it arranged on behalf of Sovereign and the stamp companies, referred to as handling the "run-off" of the business. From 1998, the run-off services were transferred to a new subsidiary of ours which services have in turn been sub-contracted to a third party with experience in running off pools with an insolvent member. In the case of Sovereign, those services are provided directly by that third party. One of our subsidiaries agreed with certain of the stamp companies to fund certain costs of the run-off, subject to certain agreed guidelines as to timing and amount. The amounts to be funded under the run-off arrangements are currently under review with the stamp companies. Although we expect the run-off of the business to be conducted in an orderly manner, it may ultimately prove to be a lengthy and expensive process.

        In July 1997, Sovereign received an adverse arbitration decision in respect of a dispute between Sovereign and one of its reinsurers regarding the enforceability of certain reinsurance which WFUM had arranged. The award is confidential and non-binding as to third parties. As a result of the decision, the directors of Sovereign determined that Sovereign could not continue to trade unless Willis Group provided unlimited financial support. Willis Group's directors decided that, in the interests of our shareholders, this support for Sovereign could not be justified. Accordingly, Sovereign's directors placed Sovereign into provisional liquidation on July 11, 1997. On January 5, 2000, a scheme of arrangement proposed by Sovereign to its creditors became effective. The stated purpose of the scheme of arrangement is to resolve Sovereign's liabilities and provide that Sovereign's business is run off in as orderly a manner as possible. Sovereign's provisional liquidators have been discharged from office and have been appointed as scheme administrators. The scheme administrators have announced payments to creditors at a payment percentage rate of 35% payable out of Sovereign's assets. Those creditors with established scheme liabilities received payment by May 2001. Sovereign's assets are separate and distinct from ours, and any payment from Sovereign will have no effect on our results of operations, financial condition or liquidity.

        Following the adverse arbitration decision, Sovereign and certain of the stamp companies expressed concern about the enforceability of other reinsurance put in place by WFUM on behalf of Sovereign and the stamp companies. We understand Sovereign has prevailed in an arbitration to ensure that a reinsurer honors its obligations to Sovereign on similar facts to the previous adverse arbitration decision. We also understand that Sovereign and possibly some of the stamp companies have commenced arbitration proceedings with a number of other reinsurers that are at a preliminary stage. Accordingly, we cannot assure you that there will be no further arbitration decisions, court decisions or discounted settlements arising in the future that result in shortfalls in reinsurance recoveries for Sovereign or the stamp companies. Other reinsurers which underwrite Sovereign's or the stamp companies' reinsurance contracts may seek to challenge the enforceability of such contracts. The failure of Sovereign or the stamp companies to collect reinsurance following any adverse arbitration awards would increase the likelihood of them pursuing claims against WFUM.

        Sovereign and the stamp companies have reserved their rights generally in respect of such potential claims, and WFUM, Willis Group and certain of our brokerage subsidiaries have entered into standstill agreements which preserve the rights of potential claimants with respect to their potential claims. The scheme administrators and/or the stamp companies may seek to bring claims directly against Willis Group and hold it responsible for the liabilities of its subsidiaries. Although claims that Willis Group is liable merely because it is the subsidiary's parent are difficult to pursue successfully under English law, we cannot assure you that claims will not be made or, if made, that such claims could not succeed. The scheme administrators or the stamp companies may also seek to bring claims in respect of alleged acts or omissions of other subsidiaries or of Willis Group. Those companies in our group with insurance protection have therefore notified their insurance providers of certain potential claims.

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

        The reinsurers concerned have taken the position that, despite their decisions to underwrite risks or a group of risks, they are no longer bound by their reinsurance contracts. As a result, they have stopped settling claims and are seeking to recover claims already paid. We also understand that there have been two arbitration awards in relation to a spiral, among other things, in which the reinsurer successfully argued that it was no longer bound by parts of its reinsurance program. Willis Limited, our principal insurance brokerage subsidiary in the United Kingdom, acted as the reinsurance broker or otherwise as intermediary, but not as an underwriter, for numerous personal accident reinsurance contracts, including for two contracts that were involved in one of the arbitrations. Due to the small number of reinsurance brokers generally, Willis Limited was one of a small number of brokers active in the market for this reinsurance during the relevant period. We also utilized other brokers active in this market as sub-agents, including brokers who are parties to the legal proceedings described above, for certain contracts and may be responsible for any errors and omissions they may have made. A proceeding brought by one of the reinsurers in the English High Court against certain parties, including a sub-broker that Willis Limited used to place two of the contracts involved in this trial, has resulted in a favorable decision for the reinsurers. Although neither we nor any of our subsidiaries were a party to this or any other proceeding or arbitration, Willis Limited has entered into standstill agreements with certain of the principals to the reinsurance contracts placed at Willis Limited tolling the statute of limitations pending the outcome of proceedings between the reinsureds and reinsurers so that those reinsureds would not feel compelled to commence proceedings against Willis Limited in order to avoid the lapse of any claims they may have.

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

Item 4—Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our Shares have been traded on the New York Stock Exchange under the symbol "WSH" since June 11, 2001. The high and low closing prices of our Shares, as reported by the New York Stock Exchange, are set forth below for the periods indicated.

	Price Range of Shares
	High	Low
2002:
First Quarter	$28.40	$21.70
Second Quarter	$33.86	$24.65
Third Quarter	$33.49	$25.20
Fourth Quarter	$35.75	$27.61
2003:
First Quarter	$29.15	$24.21
Second Quarter	$33.15	$27.60
Third Quarter	$31.10	$27.19
Fourth Quarter	$34.20	$30.66
2004:
First Quarter (through February 27, 2004)	$38.35	$33.90

        On February 27, 2004, the last reported sale price of our Shares as reported by the New York Stock Exchange was $38.35 per Share. As of February 27, 2004 there were approximately 675 shareholders of record of our Shares.

Dividends

        We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31 with the first dividend paid on April 15, 2003 to shareholders of record on March 31, 2003. The dividend payment dates and amounts are as follows:

Payment Date	$ Per Share
April 15, 2003	$0.125
July 14, 2003	$0.125
October 14, 2003	$0.1625
January 13, 2004	$0.1625

        On February 4, 2004 our Board of Directors increased the quarterly cash dividend to $0.1875 per Share, which will be payable on April 15, 2004 to shareholders of record on March 31, 2004.

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

        The gross amount of dividends paid to US shareholders will be treated as dividend income to such holders, to the extent paid out of current or accumulated earnings and profits, as determined under United States federal income tax principles. This income will be includable in the gross income of a US shareholder as ordinary income on the day received by the US shareholder. These dividends will not be eligible for the dividends received deduction allowed to corporations under the Internal Revenue Code of 1986, as amended.

        With respect to non-corporate US shareholders, certain dividends received before January 1, 2009 from a qualified foreign corporation may be subject to reduced rates of taxation. A foreign corporation is treated as a qualified foreign corporation with respect to dividends received from that corporation on shares that are readily tradable on an established securities market in the United States. United States Treasury Department guidance indicates that our Shares, which are listed on the New York Stock Exchange, are readily tradable on an established securities market in the United States. There can be no assurance that our Shares will be considered readily tradable on an established securities market in later years. Non-corporate US shareholders that do not meet a minimum holding period requirement for our Shares during which they are not protected from the risk of loss or that elect to treat the dividend income as "investment income" pursuant to section 163(d)(4) of the Code will not be eligible for the reduced rates of taxation regardless of our status as a qualified foreign corporation. In addition, the rate reduction will not apply to dividends if the recipient of a dividend is obligated to make related payments with respect to positions in substantially similar or related property. This disallowance applies even if the minimum holding period has been met. Non-corporate US shareholders should consult their own tax advisors regarding the application of these rules given their particular circumstances.

        To the extent that the amount of any distribution exceeds our current and accumulated earnings and profits for a taxable year, the distribution will first be treated as a tax-free return of capital, causing a reduction in the adjusted basis of the Shares. This will increase the amount of gain, or decrease the amount of loss, to be recognized by the US shareholder on a subsequent disposition of the Shares, and the balance in excess of adjusted basis will be taxed as capital gain recognized on a sale or exchange.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information on our equity compensation plans is incorporated herein by reference to the material under the heading "Executive Compensation—Retirement and other Benefit Plans" from the 2004 Proxy Statement.

Information Concerning Equity Compensation Plans

Plan Category	Number of Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Equity compensation plans, approved by security holders	5,426,539	$26.58	9,089,156
Equity compensation plans, not approved by security holders	17,177,099	$3.64	17,822,901

Total	22,603,638		26,912,057

Sales of Unregistered Securities

        None.

Item 6—Selected Financial Data

Selected Historical Consolidated Financial Data

        The selected consolidated financial data presented below should be read in conjunction with the audited consolidated financial statements of the Company and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

        The selected historical financial data presented below as of and for each of the five years ended December 31, 2003 have been derived from the audited consolidated financial statements of the Company, which have been prepared in accordance with US GAAP.

	Year ended December 31,
	1999	2000	2001	2002	2003
	(millions, except per share data)
Statement of Operations Data:
Total revenues	$1,244	$1,305	$1,424	$1,735	$2,076
General and administrative expenses (excluding non-cash compensation)	(1,136)	(1,062)	(1,054)	(1,214)	(1,408)
Non-cash compensation—performance options	—	—	(158)	(80)	(20)
Unusual items (a)	(47)	(18)	—	—	—
Depreciation expense	(41)	(37)	(33)	(34)	(36)
Amortization of goodwill and other intangible assets	(35)	(35)	(35)	(1)	(3)
Gain on disposal of operations	7	1	17	13	11

Operating (loss) income	(8)	154	161	419	620
Interest expense	(89)	(89)	(82)	(65)	(53)
Other expenses	(7)	—	—	—	—

(Loss) income before income taxes, equity in net income of associates and minority interest	(104)	65	79	354	567
Income tax expense	(7)	(33)	(62)	(141)	(159)
Equity in net income of associates	7	2	4	9	14
Minority interest	(28)	(25)	(19)	(12)	(8)

Net (loss) income	$(132)	$9	$2	$210	$414

Net (loss) income per share—basic	$(1.11)	$0.07	$0.01	$1.43	$2.72
Net (loss) income per share—diluted	$(1.11)	$0.07	$0.01	$1.28	$2.45

Average number of shares outstanding
—basic	119	121	136	147	152
—diluted	119	121	148	164	169

Balance Sheet Data (as of year end):
Total assets (b)	$6,969	$7,590	$8,949	$10,145	$10,958
Net assets	513	529	712	879	1,343
Total long-term debt	988	958	787	567	370
Preference shares	269	272	—	—	—
Common shares and additional paid-in capital	401	410	867	960	1,100
Total stockholders' equity	226	238	696	854	1,324
Other Financial Data:
Capital expenditures	$41	$30	$40	$47	$57
Cash dividends declared per common share	—	—	—	—	$0.58

(a)
Unusual items consist of the following:

•
restructuring charges relating to implementation of changes to our North American business processes, which were $11 million for the year ended December 31, 2000, representing excess operating lease obligations, and $7 million for the year ended December 31, 1999, representing employee termination benefits;

  •
  restructuring charges relating to the exit from certain US business lines for the year ended December 31, 2000 of $7 million. These consisted of $4 million of employee termination benefits, $1 million relating to excess operating lease obligations and $2 million relating to other costs; and

  •
  charges relating to claims and costs associated with the government initiated review of personal pension plans sold between 1988 and 1994 of $40 million for the year ended December 31, 1999.

(b)
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

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        Revenues increased by 20% in 2003, with approximately 12% coming from net new business growth, approximately 3% coming from higher insurance premium rates and approximately 5% from the effects of foreign exchange and acquisitions and disposals.

        As a result of higher revenues and our continuing tight control over expense growth, our operating margin increased to 30% in 2003, up from 24% in 2002 on a reported basis (or 28% if adjusted as described below).

        Net income per diluted share in 2003 was up 91% over 2002 on a reported basis and 41% if adjusted for non-cash compensation charges for performance-based stock options and a one-time UK income tax benefit as described below.

        Cash generated from operations in 2003 of $493 million permitted us to invest further in our global network by acquiring 100% ownership of subsidiaries in Germany, Italy, Spain and Portugal. We also made substantial repayments of debt and we commenced paying a quarterly dividend in April 2003, increased the dividend in October 2003 and announced a further increase beginning April 2004.

        We entered into a new $600 million credit facility in December 2003 and retired the existing facility. In February 2004, we redeemed all the outstanding $370 million of 9% senior subordinated notes and bought back 4 million shares at a cost of $148 million.

Business and Market Overview

        We provide a broad range of insurance brokerage and risk management consulting services to our worldwide clients. In our capacity as an advisor and insurance broker, we act as an intermediary between our clients and insurance carriers by advising our clients on their risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through our global distribution network.

        We generate revenue from commissions and fees on insurance placements and fees from consulting and other services. We also earn interest on premiums held before remittance to the insurer and on claims held before payment to the insured.

        The majority of our revenue is commission based and varies based upon the premiums on the policies we place on behalf of our clients. As such, when premium rates in the insurance market rise we tend to benefit and, when premium rates decline, we tend to experience pressure on our revenues, although in both cases there are many conflicting factors, including changes in buying and selling behavior. We manage expenses to moderate the impact on earnings.

        From the late 1980s through late 2000, insurance premium rates generally trended downwards as a result of a number of factors, including the expanded underwriting capacity of insurance carriers; consolidation of both insurance intermediaries and insurance carriers; and increased competition among insurance carriers. Following several years of underwriting losses, the falls in world equity markets and lower interest rates, many insurance carriers began to increase premium rates in 2000. The tragic events of September 11, 2001 acted as a catalyst, especially in areas such as aerospace, and rates generally continued to rise through 2003.

        However, during 2003, the rate at which insurance premium rates were rising began to moderate. Rates for casualty insurance in 2003 increased modestly over rates prevailing in 2002, with certain specialized risks, notably directors' and officers' liability and errors and omissions showing double-digit growth. Rates for property insurance overall were flat or slightly down compared with 2002, with the rate reductions being most pronounced in the large accounts and energy sectors. In the middle market, property rates were relatively stable.

        At the end of 2003, premium rates, on average, were still rising as insurers maintained a disciplined approach to pricing in most areas. The fundamental need for insurance carriers to strengthen balance sheets and improve credit ratings, together with uncertainties over reinsurance recoveries and reserving levels, would suggest that market rates should not be forced down in the short-term by significant inflows of capital, although it is possible that this may happen. On the other hand, an increasing incidence of large insurance losses could lead to a rise in market rates.

Critical accounting estimates

        The Company's accounting policies are described in Note 2 to the consolidated financial statements. Management considers that the following accounting estimates or assumptions are the most important to the presentation of the Company's financial condition or operating performance.

Pension expense

        We maintain defined benefit pension plans that cover almost all our employees in the US and UK. Elsewhere, pension benefits are typically provided through defined contribution plans. The key assumptions in determining pension expense for the defined benefit plans are the expected long-term rate of return on plan assets, the expected long-term rate of compensation increase and the discount rate applicable to the plan liabilities.

        At December 31, 2003, the selected discount rates were 5.5% (2002: 5.6%) for the UK plan liabilities and 6.0% (2002: 6.5%) for the US plan liabilities. A 0.25% change in the discount rates, in the absence of any other factors, would impact 2004 net pension expense by approximately $6 million. The selected long-term rates of return, based on the asset mix of the respective funds, were 7.25% (2002: 7.25%) for the UK plan assets and 8.5% (2002: 8.5%) for US plan assets. A 0.25% change in the long-term rate of return would impact 2004 net pension expense by approximately $4 million.

        Net pension expense for our defined benefit pension plans in 2003 was $18 million compared with $2 million in 2002 and a credit of $6 million in 2001. We expect our pension expense in 2004 will increase by approximately $10 million as a result of lower interest rates and expected long-term rates of return.

Deferred tax

        At December 31, 2003, the Company had gross deferred tax assets of $308 million (2002: $302 million) against which a valuation allowance of $114 million (2002: $100 million) had been recognized. To the extent that the actual future taxable income in the periods during which the temporary differences are expected to reverse differs from current projections, or assumed prudent and feasible tax planning strategies fail to materialize, or new tax planning strategies are developed, or material changes occur in actual tax rates or loss carry forward time limits, the Company may adjust the deferred tax asset considered realizable in future periods. Such adjustments could result in a significant increase or decrease in the effective tax rate and have a material impact on our net income, although management does not believe that this is likely.

Commitments, contingencies and accrued liabilities

        The Company has established provisions against various actual and potential claims, lawsuits and proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Such provisions cover claims that have been reported but not paid and also claims that have been incurred but not reported. These provisions are established based on advice received from qualified professionals, including external legal advice, and are developed using actuarial principles and assumptions, including historical claims experience. A significant increase in the frequency or severity of claims for errors and omissions could have a material effect on the Company's results of operations.

        As a consequence of the increasing cost of purchasing professional indemnity insurance for errors and omissions claims, we raised our self-insured retentions in 2003 and reduced the amount of coverage purchased from our insurers. Accordingly, our provisions for claims, including provisions for claims incurred but not reported, were also adjusted in 2003 to reflect the higher level of risk being retained.

        During 2003, several long-outstanding contingencies were either resolved or moved closer to final resolution. As we have previously reported, we were required by the UK Financial Services Authority, in common with many other companies selling personal pension plans in the UK, to review certain categories of personal pensions sold by a former subsidiary of ours between 1988 and 1994. This review was substantially completed in 2003 and we also reached agreement with some of our insurers for a partial recovery of cost incurred in the review. The cost of the review was within the provision established.

        We continue to fund the run-off administration costs of our former UK underwriting operations, which ceased underwriting in 1991. Towards the end of 2003, the amounts previously committed to funding the run-off were exhausted. We are continuing to fund the run-off costs and, pending final resolution of this matter with the various parties involved, have increased the provisions for future costs.

        At the date of our merger with Corroon & Black in 1990 a provision was established in respect of a former US underwriting subsidiary that was sold in 1986 and put into liquidation in 1994. During 2003 we reached a full and final settlement with the liquidators.

        There was no significant impact on our operating results in 2003 when compared to 2002 from all expenses associated with these issues (insurance premiums payable, claims paid and insurance recoveries received, together with adjustments to provisions held).

Operating results—2003 compared with 2002

Revenues

        Total revenues increased by 20% to $2,076 million in 2003. Excluding the effects of foreign currency exchange rate movements of 6% and the effects of acquisitions and disposals of (1)%, total revenues on an underlying basis were 15% higher in 2003 than in 2002. We estimate that the increase in revenues arose from net new business growth of approximately 12% and approximately 3% from the impact of higher premium rates.

        Global:    Revenues generated by our Global business increased by 25% to $1,018 million in 2003. Approximately 9% of the increase in revenues arose from the effects of foreign currency exchange rate movements. The effect of acquisitions and disposals was not significant. Adjusting for these effects, revenues on an underlying basis increased by 16%. All business units, Global Specialties, Global Markets, Willis Reinsurance and Willis UK contributed to this growth, continuing to work closely with North America and International business units to leverage UK-based capabilities and resources throughout the distribution network.

        North America:    Revenues generated by our North America business increased by 9% to $726 million in 2003. The disposal of the third-party administration units in 2002 impacted the increase in revenues by approximately (5)%. Adjusting for this item, North America's revenues on an underlying basis increased by 14%, attributable to solid contributions from our middle market, large account and specialty practices (notably executive risk, employee benefits and construction) through new business development and recruitment.

        International:    Revenues generated by our International business increased by 29% to $332 million in 2003. Foreign currency exchange rate movements accounted for approximately 12% of the reported increase in revenues, largely due to the strengthening of the euro. The effect of acquisitions and disposals accounted for a further 2% of the reported increase in revenues. Adjusting for these items, International's revenues on an underlying basis increased by 15%, led by good performance in Continental Europe, notably Italy and Iberia, Latin America, Australia and South Africa. Many new business wins were the result of teamwork with Global Markets and Global Specialties.

        In the comparison above, revenues previously reported for 2002 have been restated (Global revenue decreased and North America revenue increased) by $80 million to reflect changes in the Company's reporting structure effective from January 1, 2003.

Expenses

        General and administrative expenses (excluding non-cash compensation for performance-based stock options) were $1,408 million for 2003, up 16% from 2002. Approximately 6% of the reported increase in general and administrative expenses was attributable to foreign currency exchange rate movements and approximately (3)% was attributable to the effect of acquisitions and disposals. Adjusting for these items, general and administrative expenses grew by 13% in 2003 compared with 2002.

        Most of this increase was attributable to salaries and benefits, including incentive-based compensation, and reflects the increased number of employees. Salaries and benefits, including incentive-based compensation, amounted to 50% of revenues in 2003, the same proportion as in 2002. Depreciation expense increased in 2003 compared with 2002 and we expect this trend will continue in 2004 due to the ongoing investment in our global systems.

Operating results—2002 compared with 2001

Revenues

        Total revenues increased by 22% to $1,735 million in 2002. Excluding the effects of foreign currency exchange rate movements 2% and the effects of acquisitions and disposals 2%, total revenues on an underlying basis were 18% higher in 2002 than in 2001. Approximately 10% of this increase was due to net new business growth and 8% due to the impact of higher premium rates prevailing in the market.

        Global:    Revenues generated by our Global business increased by 20% to $892 million in 2002. Approximately 5% of the increase in revenues arose from the effects of foreign currency exchange rate movements. The disposal of Willis National in July 2001 had a (3)% impact on revenues. Adjusting for these items, Global's revenues increased by 18% on an underlying basis. Global's reinsurance and specialty businesses, particularly aerospace and marine, continued to benefit from the rising premium rates prevailing in these markets.

        North America:    Revenues generated by our North America business increased by 16% to $585 million in 2002. The acquisition of Goldman and the disposal of the third-party administration units had a (1)% impact on revenues. Adjusting for these items, North America's revenues increased by 17% on an underlying basis. Middle market and upper middle market experienced significant premium rate increases across all lines.

        International:    Revenues generated by our International business increased by 46% to $258 million in 2002. Approximately 25% of the increase arose from our increased investment in Willis GmbH, which resulted in its full consolidation as a subsidiary from January 1, 2002, and other acquisitions. The impact of foreign currency exchange rate movements was not significant. Adjusting for these acquisitions, International's revenues increased by 21% on an underlying basis, led by good performance in Continental Europe, Eastern Hemisphere (especially Australia) and Latin America. Many new business wins resulted from coordinated efforts with our Global specialty businesses.

Expenses

        General and administrative expenses (excluding non-cash compensation for performance-based stock options) were $1,214 million for 2002, up 15% from 2001. The net effect of acquisitions and disposals accounted for approximately 4% of the increase in expenses, but there was no significant impact from foreign currency exchange rate movements. On an underlying basis, excluding acquisitions and disposals, general and administrative expenses were 11% higher than in 2001. Much of the increase related to revenue generating expenses. We continued to invest in recruitment and training as well as systems and information technology to enhance our client service and management information capabilities. Increased revenues and profitability led to higher performance-based compensation. However, the growth rate in revenues more than outpaced expense growth leading to increased operating margins.

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

Performance-based stock options

        Since 2001, our results have been impacted by non-cash compensation charges for performance-based stock options. These options were granted to management as part of the leveraged buyout in 1998 for meeting or exceeding specified performance targets for the years ended December 31, 2001 and 2002. The actual results for those years exceeded the specified performance targets and, accordingly, all the outstanding performance options were earned in full.

        These performance options are accounted for under the variable plan method, which required us to record non-cash compensation charges commencing from the third quarter of 2001, the quarter in which it became probable that the performance targets would be met. As a result, we recorded a non-cash compensation charge of $158 million ($132 million, net of tax) in 2001 and a further $80 million ($67 million, net of tax) in 2002. These charges were based on the difference between the price of our stock at the respective year-ends and the exercise price, with the total cost being spread in accordance with the vesting schedule through the end of 2004.

        We recorded a further $20 million ($14 million, net of tax) in 2003 based on the vesting schedule and the stock price at the end of the performance period on December 31, 2002 of $28.67.

        On a cumulative basis at the end of 2003, we had recognized $258 million, or approximately 95% of the estimated total charge. The remaining charge of approximately $15 million will be recognized quarterly in accordance with the vesting schedule through the end of 2004, when substantially all the performance options will have vested.

Operating income and operating margin

        Operating income increased by 48% to $620 million in 2003, having increased by 160% to $419 million in 2002 from $161 million in 2001. Excluding the non-cash compensation charge for performance-based stock options ($20 million in 2003, $80 million in 2002 and $158 million in 2001), the net gain on disposal of operations ($11 million in 2003, $13 million in 2002 and $17 million in 2001) and goodwill amortization in 2001, operating income increased by 29% to $629 million in 2003 having increased by 44% to $486 million in 2002 from $337 million in 2001. We use operating income excluding non-cash compensation and gains on disposals as a measure of cash generated by the businesses.

        Operating margin, or operating income as a percentage of revenues, increased to 30% in 2003 compared with 24% in 2002 and 11% in 2001. Excluding non-cash compensation, gains on disposals and goodwill amortization, operating margin expanded to 30% from 28% in 2002 and 24% in 2001.

        We earn revenue in an uneven fashion during the year, primarily due to the timing of insurance policy renewals. As many policies incept and renew as of December 31 or January 1, we generate the majority of our revenues in the first and fourth calendar quarters. General and administrative expenses (excluding non-cash compensation), however, are incurred on a relatively even basis throughout the year. As a result, we have historically earned the majority of our operating income in the first and fourth quarters. Operating income in 2003, impacted by the effect of performance options and net gain on disposals, was $186 million, $136 million, $106 million and $192 million for the first, second, third and fourth quarters, respectively.

Net gain on disposal of operations

        In April 2003, we disposed of the retail property and casualty and employee benefits operations based in Salt Lake City, Utah, recognizing a gain on disposal of $3 million. In June 2003, we disposed of the remaining 49% interest in Buck & Willis Healthcare Limited, a small healthcare specialist in the UK, recognizing a $2 million gain on disposal. In July 2003, we disposed of our office in Chattanooga, Tennessee, recognizing a $5 million gain on disposal.

        In June 2002, we sold Safety Solutions, a small health and safety consulting business in the UK, recognizing a $1 million loss on disposal. In November 2002, we completed the sale of our life and health third-party administration unit, based in Nashville, Tennessee, and Wichita, Kansas, recognizing a gain on disposal of $14 million.

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

Interest expense

        Interest expense in 2003 was $53 million compared with $65 million in 2002 and $82 million in 2001, reflecting lower principal amounts of debt outstanding during the three-year period following early repayment of term loans under our senior credit facilities and the repurchase in the open market, and subsequent cancellation, of senior subordinated notes.

        Following repayment of all the outstanding senior subordinated notes in February 2004, we expect interest expense in 2004 will be approximately one-third of the 2003 interest expense, although this depends on the level of future interest rates and the extent of hedging entered into. In addition, 2004 will include a $17 million expense for the premium payable on redemption of the notes and related fees.

Income taxes

        Income tax expense for 2003 amounted to $159 million, an effective rate of 28%. In the third quarter of 2003, certain changes to UK tax legislation were enacted regarding the taxation of employee stock options. When UK-based employees exercise their stock options, the Company now obtains a corporate tax deduction equal to the market price of the Company's shares on the date of exercise less the option exercise price paid by the employee. This change largely brings UK tax legislation into line with US tax legislation. Non-cash compensation amounting to $116 million in respect of UK performance options had been expensed in periods prior to January 1, 2003 without any income tax benefit being recognized. Accordingly, following the change in UK tax legislation, a one-time income tax benefit of $35 million, and a corresponding deferred asset, was recognized in 2003.

        Adjusting for the one-time income tax benefit arising from the change in UK tax legislation, that part of the non-cash performance option charge which is not tax deductible and the net gain on disposal of operations, the underlying tax rate for 2003 was 34%.

        Income tax expense for 2002 amounted to $141 million, an effective rate of 40%. Adjusting for the non-cash compensation charge for performance options, for which approximately 60% of the total charge was non-deductible, and acquisitions and disposals, the underlying tax rate for 2002 was 35%.

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

Net income

        Net income in 2003 increased by 97% to $414 million ($2.45 per diluted share) from $210 million ($1.28 per diluted share) in 2002 and from $2 million ($0.01 per diluted share) in 2001. Net income for all three years was impacted by the non-cash charge for performance options and the net gain on disposal of operations. Additionally, net income in 2003 was impacted by certain changes in UK tax legislation regarding the taxation of employee stock options and 2001 was impacted by a non-recurring tax credit arising from an internal restructuring. The change in the basis of amortizing goodwill and other intangible assets also affected the comparison between 2002 and 2001.

        Excluding a non-cash charge for performance options, net of tax, of $14 million in 2003, $67 million in 2002 and $132 million in 2001, a net gain on disposal of operations of $7 million in 2003, $7 million in 2002 and $11 million in 2001, a one-time UK tax benefit regarding employee stock options of $35 million in 2003, a non-recurring tax credit of $11 million and goodwill amortization of $35 million in 2001, net income increased by 43% in 2003 to $386 million ($2.28 per diluted share) and by 84% to $270 million in 2002 ($1.62 per diluted share) from $147 million in 2001 ($0.99 per diluted share). We estimate that the impact of foreign currency exchange rate movements during 2003 was a benefit of approximately $0.07 per diluted share. Our exposure to foreign currency exchange rates is discussed below under "Financial Risk Management".

        The average number of diluted shares outstanding for the fourth quarter of 2003 was 170 million, as calculated under the treasury stock method. We expect the average number of diluted shares will continue to trend upwards in 2004 depending on the number of share options exercised and our average stock price. We expect that the impact of the 4 million shares bought back in February 2004 on the average number of diluted shares outstanding for the first quarter of 2004 will be entirely offset by the impact of option exercises and higher prevailing average stock prices in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

        In December 2003, we replaced our existing senior credit facilities with a new $600 million facility, consisting of a $450 million amortizing five-year term loan and a $150 million revolving credit facility. These new facilities are unsecured. Both the term loan and the revolving credit facility will bear interest at an initial rate of LIBOR plus 95 basis points, subject to adjustment based on future changes in interest coverage, leverage and credit ratings.

        On February 2, 2004, we redeemed all the $370 million then outstanding of 9% Senior Subordinated Notes. To finance the repayment, we drew down $300 million of our new term loan facility with the remaining balance of $70 million and call premium of approximately $17 million being financed using cash from operations. Also in February 2004, we repurchased and cancelled 4 million shares of common stock at a cost of $148 million.

Operating activities

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

        We will become subject to new regulations in the UK in January 2005 regarding fiduciary funds held by insurance intermediaries. These regulations will require fiduciary funds to be held in designated trust accounts, restrict the financial instruments in which such funds may be invested and affect the timing of transferring commissions from fiduciary funds to own funds.

        We do not anticipate any material impact on revenues or net income from these new regulations although there may be some one-off costs associated with system changes, depending on the precise details of the final regulations. However, the new regulations will have the effect of deferring the withdrawal of commissions from fiduciary funds with a consequential increase in the balances held in fiduciary funds. We anticipate that the increase in fiduciary funds as a result of the new regulations will vary by between approximately $100 million and approximately $200 million in line with the seasonality of revenues. Own funds will decrease by an equivalent amount.

        We intend to phase in the new regulations during 2004 so that we will be in full compliance by January 2005. As a consequence, we expect that the cash flow from operating activities in 2004 will be approximately $150 million lower than it would otherwise have been as a result of the one-time effect of phasing in the new regulations. Thereafter, we do not expect any significant impact on the cash flow from operating activities on a full-year basis.

        Net cash provided by operations, which excludes fiduciary cash movements, increased to $493 million in 2003 from $343 million in 2002 and $221 million in 2001. These increases were due mainly to increasing revenue and widening operating margins over the three-year period.

Investing activities

        Net cash used in investing activities increased to $135 million in 2003 from $50 million in 2002 and $10 million in 2001. Capital expenditures for 2003, 2002 and 2001, less the proceeds from disposals of fixed assets, were $53 million, $44 million and $35 million, respectively. The increased capital expenditures in 2003 related primarily to information technology systems. This is being managed in a disciplined manner with future information technology expenditures not being committed ahead of cash generation. We expect capital expenditures for 2004 to rise modestly over 2003 levels. We have funded our requirements for capital expenditures by cash generated internally from operations and expect to continue to do so in the future.

        Cash used for acquisitions in 2003 amounted to $91 million (net of cash acquired), primarily incurred in acquiring further interests in Willis GmbH, Willis Iberia and Willis Italia. Cash used for acquisitions in 2002 amounted to $13 million (net of cash acquired), primarily incurred in acquiring Goldman and further interests in Willis GmbH. No cash was used for acquisitions in 2001.

        Net proceeds from the sale of operations in 2003 amounted to $15 million, primarily relating to the disposal of our 49% holding in Buck & Willis Healthcare and two US operations. Net proceeds from the sale of operations in 2002 amounted to $15 million, mainly related to the disposal of the third-party administration units, and in 2001 amounted to $22 million from the sale of Willis National.

Financing activities

        Cash used in financing activities amounted to $222 million in 2003 compared with $218 million in 2002 and $167 million in 2001. During 2003, debt repayments amounted to $198 million following repayments of $221 million in 2002 and $172 million in 2001. In 2001, the net proceeds of $282 million from our initial public offering were used to redeem the outstanding $273 million of preference shares in a subsidiary company. Subsequent to the 2003 year-end, we used our new credit facilities and existing own cash to retire the outstanding senior subordinated notes.

        In February 2003, we declared an initial quarterly cash dividend of $0.125 per share; this was increased in July 2003 by 30% to $0.1625 per share, an annual rate of $0.65 per share. The cash dividends paid during 2003 amounted to $63 million. The quarterly cash dividend was increased in February 2004 by a further 15% to $0.1875 per share, an annual rate of $0.75 per share. At this rate, the expected annual cost of dividends payable in 2004 will be approximately $118 million. We have funded dividends from cash generated internally by operations and expect to continue to do so in the future.

        As of December 31, 2003, we had cash and cash equivalents of $364 million, an increase of $153 million from December 31, 2002. We expect that internally generated funds will be sufficient to meet our foreseeable operating cash requirements, capital expenditures and dividend payments. In addition, as part of our new credit facilities, we have an undrawn $150 million revolving credit facility.

CONTRACTUAL OBLIGATIONS

        Our contractual obligations at December 31, 2003 were:

		Payments due by
Obligations	Total	2004	2005– 2006	2007– 2008	After 2008
	(millions)
9% Senior Subordinated Notes	$370	$—	$—	$—	$370
Operating leases	351	69	107	85	90
Put & call options relating to subsidiaries and associates(1)	496	330	22	12	132

Total contractual obligations	$1,217	$399	$129	$97	$592

(1)
Based on the earliest dates on which options could be exercised.

        As mentioned above, all of the 9% senior subordinated notes were redeemed in full in February 2004. The new credit facilities negotiated in December 2003 remained undrawn at the year end. $300 million of the new $450 million term loan facility was drawn down in February 2004 in connection with the redemption of the notes and the balance of $150 million is available for draw down until June 2004. Under the terms of the senior new credit agreement, $150 million of the term loans mature in each of December 2006, December 2007 and December 2008.

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

        As part of our acquisition of 33% of Gras Savoye, we entered into a put arrangement, whereby the other shareholders in Gras Savoye (primarily two families, two insurance companies and Gras Savoye's executive management team) could put their shares to us. Until 2011, we will be obligated to buy the shares of certain shareholders to the extent those shareholders put their shares, potentially increasing our ownership from 33% to 90% if all shareholders put their shares, at a price determined by a contractual formula based on earnings and revenue. Management shareholders of Gras Savoye (representing approximately 10% of shares) do not have general put rights before 2011, but have certain put rights on their death, disability or retirement from which payments, at December 31, 2003 based on the formula would not have exceeded $56 million. Until 2005, the incremental 57% of Gras Savoye may be put to us at a price equal to the greater of approximately 800 million French francs ($154 million at December 31, 2003 exchange rates), or a price based on the formula, which at December 31, 2003 amounted to approximately $319 million. After 2005, the put price is determined solely by the formula. The shareholders may put their shares individually at any time during the put period.

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

Off-Balance Sheet Transactions

        Apart from commitments, guarantees and contingencies, as disclosed in Note 15 of Notes to the Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

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

        A discussion of our accounting policies for financial and derivative instruments is included in Note 2 of the consolidated financial statements and further disclosure is provided in Note 12 to the consolidated financial statements, included elsewhere in this report.

Foreign exchange risk management

        We conduct our business in over 100 currencies. Accordingly, movements in currency exchange rates may affect our results.

        We report our operating results and financial condition in US dollars. Our US operations earn revenue and incur expenses primarily in US dollars. In the United Kingdom, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in pounds sterling. Outside the United States and the United Kingdom, we predominantly generate revenue and expenses in the local currency. The table below details the breakdown of revenues and expenses by currency in 2003.

	Pounds Sterling	US Dollars	Other currencies
Revenues	13%	58%	29%
Expenses	36%	43%	21%

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

	Settlement date before December 31,
	2004		2005		2006
December 31, 2003	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	($ million)		($ million)		($ million)
Foreign currency sold
US dollars sold for sterling	68	$1.47=£1	35	$1.48=£1	20	$1.50=£1
Japanese Yen sold for sterling	16	Yen 168.72=£1	11	Yen 166.05=£1	6	Yen 166.30=£1
Euro sold for sterling	64	Euro 1.49=£1	48	Euro 1.45=£1	20	Euro 1.37=£1

Total	148		94		46

Fair Value(1)	12		4		3

	Settlement date before December 31,
	2003		2004		2005
December 31, 2002	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	($ million)		($ million)		($ million)
Foreign currency sold
US dollars sold for sterling	70	$1.45=£1	37	$1.42=£1	17	$1.44=£1
Japanese Yen sold for sterling	13	Yen 164.33=£1	11	Yen 165.48=£1	6	Yen 162.61=£1
Euro sold for sterling	41	Euro 1.56=£1	27	Euro 1.54=£1	14	Euro 1.53=£1

Total	124		75		37

Fair Value(1)	8		4		2

(1)
Represents the difference between the contract amount and the cash flow in US dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2003 or 2002 at the forward exchange rates prevailing at that date.

Interest rate risk management

        We are subject to market risk from exposure to changes in interest rates based on our financing and investing activities. Our primary interest rate risk arises from changes in short-term interest rates in both US dollars and pounds sterling.

        Until November 2003, our operations were financed principally by variable rate bank borrowings and the 9% senior subordinated notes due 2009 issued by a subsidiary. In November 2003, we repaid in full the outstanding variable rate bank borrowings and in February 2004 we redeemed in full the outstanding 9% senior subordinated notes. Our policy is to minimise our exposure to increases in the interest rates on our variable rate borrowings. However, as of December 31, 2003, there were no such borrowings outstanding.

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

        The table below provides information about our derivative instruments and other financial instruments that are sensitive to changes in interest. For interest rate swaps, the table presents notional principal amounts and average interest rates analyzed by expected maturity dates. Notional principal amounts are used to calculate the contractual payments to be exchanged under the contracts. The duration of interest rate swaps varies between one and four years, with an average re-fixing period of three months. Average fixed and variable rates are, respectively, the weighted-average actual and market rates for the interest hedges in place. Market rates are the rates prevailing at December 31, 2003 or 2002, as appropriate.

	Expected to mature before December 31,
December 31, 2003								Fair value(1)
	2004	2005	2006	2007	2008	Thereafter	Total
	($ million, except percentages)
Short-term investments
Principal ($)				4	16	8	28	28
Fixed rate receivable				6.63%	4.62%	5.31%	5.02%
Principal (£)			3	6	24		33	33
Fixed rate receivable			7.75%	7.76%	5.70%		6.13%
Fiduciary investments
Principal ($)	1						1	1
Fixed rate receivable	1.24%						1.24%
Long-term debt
Principal ($)						370	370	387
Fixed rate payable						9.00%	9.00%
Interest rate swaps
Principal ($)	292	285	305	102			984	25
Fixed rate receivable	5.11%	4.57%	4.38%	3.38%			4.27%
Variable rate payable	1.22%	1.58%	2.60%	3.67%			2.44%
Principal (£)	81	169	97	84			431	3
Fixed rate receivable	5.43%	5.37%	5.06%	5.03%			5.18%
Variable rate payable	3.94%	4.29%	4.73%	5.06%			4.65%
Principal (Euro)	35	48	54	34			171	3
Fixed rate receivable	4.59%	4.18%	4.15%	3.53%			3.97%
Variable rate payable	2.14%	2.32%	2.92%	3.74%			3.04%
Forward rate agreements
Principal ($)	220						220	—
Fixed rate receivable	1.73%						1.73%
Variable rate payable	1.44%						1.44%
Principal (£)	81						81	—
Fixed rate receivable	4.50%						4.50%
Variable rate payable	4.23%						4.23%
Principal (Euro)	63						63	—
Fixed rate receivable	2.53%						2.53%
Variable rate payable	2.26%						2.26%

(1)
Represents the net present value of the expected cash flows discounted at current market rates of interest.

	Expected to mature before December 31,
December 31, 2002								Fair value(1)
	2003	2004	2005	2006	2007	Thereafter	Total
	($ million, except percentages)
Short-term investments
Principal ($)			7	17	7		31	31
Fixed rate receivable			6.42%	5.83%	5.82%		5.92%
Principal (£)			7	7	6	3	23	23
Fixed rate receivable			7.44%	7.67%	7.76%	6.25%	7.42%
Fiduciary investments
Principal ($)	118						118	118
Fixed rate receivable	1.30%						1.30%
Principal (Euro)	6		1	3		1	11	11
Fixed rate receivable	2.92%		2.90%	3.30%		4.40%	3.20%
Long-term debt
Principal ($)						410	410	439
Fixed rate receivable						9.00%	9.00%
Principal ($)			83	74			157	157
Variable rate receivable			3.24%	4.53%			3.94%
Interest rate swaps
Principal ($)	248	292	233	105			878	42
Fixed rate receivable	7.03%	4.97%	5.47%	5.92%			5.57%
Variable rate payable	1.39%	1.62%	1.95%	2.45%			1.66%
Principal ($)		157					157	(6)
Fixed rate payable		5.10%					5.10%
Variable rate receivable		1.72%					1.72%
Principal (£)	80	72	106	58			316	6
Fixed rate receivable	6.66%	5.66%	5.64%	5.51%			5.68%
Variable rate payable	3.98%	3.97%	4.20%	4.63%			4.04%
Principal (Euro)	16	29	32	32			109	3
Fixed rate receivable	4.70%	4.68%	4.56%	4.86%			4.70%
Variable rate payable	2.79%	2.79%	2.94%	3.21%			2.85%
Forward rate agreements
Principal ($)	140	70					210	1
Fixed rate receivable	3.69%	4.49%					3.96%
Variable rate payable	1.38%	1.48%					1.40%
Principal (£)	45						45	—
Fixed rate receivable	7.21%						7.21%
Variable rate payable	3.99%						3.99%

(1)
Represents the net present value of the expected cash flows discounted at current market rates of interest.

WILLIS GROUP HOLDINGS LIMITED

Item 8—Financial Statements and Supplementary Data

WILLIS GROUP HOLDINGS LIMITED

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Willis Group Holdings Limited, Hamilton, Bermuda

        We have audited the accompanying consolidated balance sheets of Willis Group Holdings Limited and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Willis Group Holdings Limited and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The financial statement schedule contained in Item 15 on page S-1 of this annual report is presented for the purpose of additional analysis and is not a required part of the consolidated financial statements. The financial statement schedule is the responsibility of the Company's management. Such schedule has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the consolidated financial statements taken as a whole.

Deloitte & Touche LLP
London, England
February 4, 2004

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2003	2002	2001
	(millions, except per share data)
REVENUES:
Commissions and fees	$2,004	$1,661	$1,357
Interest income	72	74	67

Total revenues	2,076	1,735	1,424

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1,408	1,214	1,054
Non-cash compensation—performance options (Note 11)	20	80	158
Depreciation expense	36	34	33
Amortization of goodwill and other intangible assets	3	1	35
Net gain on disposal of operations (Note 4)	(11)	(13)	(17)

Total expenses	1,456	1,316	1,263

OPERATING INCOME	620	419	161
Interest expense	53	65	82

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	567	354	79
INCOME TAXES (Note 5)	159	141	62

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	408	213	17
EQUITY IN NET INCOME OF ASSOCIATES (Note 6)	14	9	4
MINORITY INTEREST (including preferred stock dividends of $12 in 2001)	(8)	(12)	(19)

NET INCOME	$414	$210	$2

NET INCOME PER SHARE (Note 7)
—Basic	$2.72	$1.43	$0.01
—Diluted	$2.45	$1.28	$0.01

AVERAGE NUMBER OF SHARES OUTSTANDING (Note 7)
—Basic	152	147	136
—Diluted	169	164	148

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(millions, except share data)
ASSETS
Cash and cash equivalents	$364	$211
Fiduciary funds—restricted (Note 8)	1,502	1,369
Short-term investments (Note 8)	61	54
Accounts receivable, net of allowance for doubtful accounts of $32 in 2003 and $30 in 2002	6,980	6,589
Fixed assets (Note 2)	249	213
Goodwill and other intangible assets, net of accumulated amortization of $121 in 2003 and $118 in 2002	1,345	1,262
Investments in associates (Note 6)	118	108
Deferred tax assets (Note 5)	141	151
Other assets	198	188

TOTAL ASSETS	$10,958	$10,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$8,210	$7,725
Deferred revenue and accrued expenses	327	233
Income taxes payable	137	169
Long-term debt (Note 9)	370	567
Other liabilities	571	572

Total liabilities	9,615	9,266

COMMITMENTS AND CONTINGENCIES (Note 15)
MINORITY INTEREST	19	25
STOCKHOLDERS' EQUITY:
Common shares, $0.000115 par value; Authorized: 4,000,000,000;
Issued and outstanding, 159,083,048 shares in 2003 and 148,249,419 shares in 2002	—	—
Additional paid-in capital	1,100	960
Retained earnings	367	42
Accumulated other comprehensive loss (Note 14)	(126)	(131)
Treasury stock, at cost, 811,370 shares in 2003 and 886,255 shares in 2002	(17)	(17)

Total stockholders' equity	1,324	854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,958	$10,145

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$414	$210	$2
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of subsidiaries, fixed assets and short-term investments	(13)	(13)	(17)
Depreciation	36	34	33
Amortization of goodwill and other intangible assets	3	1	35
Provision for doubtful accounts	2	6	10
Minority interest	2	9	6
Provision for deferred income taxes	6	(8)	(18)
Non-cash compensation expense attributable to performance options	20	80	158
Other	19	(24)	(13)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	(47)	(22)	(320)
Accounts receivable	(93)	(563)	(1,142)
Accounts payable	81	547	1,446
Other	63	86	41

Net cash provided by operating activities	493	343	221

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of fixed assets	4	3	5
Additions to fixed assets	(57)	(47)	(40)
Net cash proceeds from sale of operations	15	15	22
Acquisitions of subsidiaries, net of cash acquired	(91)	(13)	—
Tax refund relating to prior acquisition	—	—	5
Purchase of short-term investments	(48)	(21)	(16)
Proceeds on sale of short-term investments	42	13	14

Net cash used in investing activities	(135)	(50)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(198)	(221)	(172)
Repayment of preference shares	—	—	(273)
Proceeds from initial public offering, net of offering costs	—	—	282
Purchase of treasury stock	(1)	(7)	(11)
Proceeds from issue of shares	40	10	7
Dividends paid	(63)	—	—

Net cash used in financing activities	(222)	(218)	(167)

INCREASE IN CASH AND CASH EQUIVALENTS	136	75	44
Effect of exchange rate changes on cash and cash equivalents	17	8	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	211	128	88

CASH AND CASH EQUIVALENTS, END OF YEAR	$364	$211	$128

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	December 31,
	2003	2002	2001
	(millions, except share data)
COMMON SHARES OUTSTANDING (thousands)
Balance, beginning of year	148,249	147,635	123,698
Common shares issued	534	76	23,698
Exercise of stock options	10,300	538	239

Balance, end of year	159,083	148,249	147,635

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$960	$867	$410
Issue of common shares under employee stock compensation plans and related tax benefits	105	8	—
Proceeds from issue of shares, net of offering costs of $30 in 2001	—	—	296
Issue of common shares for acquisitions	12	—	—
Non-cash compensation—performance options	20	80	158
Gains on sale of treasury stock	3	5	3

Balance, end of year	1,100	960	867

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance, beginning of year	42	(165)	(167)
Net income	414	210	2
Dividends	(89)	—	—
Employee share plans	—	(3)	—

Balance, end of year	367	42	(165)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year	(131)	5	(5)
Foreign currency translation adjustment	(4)	1	(4)
Cumulative effect of accounting change	—	—	8
Unrealized holding (loss) gain	(3)	2	1
Minimum pension liability adjustment	18	(167)	—
Net (loss) gain on derivative instruments	(6)	28	5

Balance, end of year	(126)	(131)	5

TREASURY STOCK
Balance, beginning of year	(17)	(11)	—
Cost of shares acquired	(1)	(7)	(11)
Shares reissued under stock compensation plans	1	1	—

Balance, end of year	(17)	(17)	(11)

TOTAL STOCKHOLDERS' EQUITY	$1,324	$854	$696

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY AND ITS OPERATIONS

        Business—Willis Group Holdings Limited ("Willis Group Holdings") and subsidiaries (collectively, the "Company") provide a broad range of value-added risk management consulting and insurance brokerage services, both directly and indirectly through its associates, to a diverse base of clients internationally. The Company provides specialized risk management advisory and other services on a global basis to clients in various industries, including the construction, aerospace, marine and energy industries. In its capacity as an advisor and insurance broker, the Company acts as an intermediary between clients and insurance carriers by advising clients on their risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through the Company's global distribution network. The Company also provides other value-added services.

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

        Fiduciary Funds—Restricted—Fiduciary funds-restricted represent unremitted premiums received from insureds and unremitted claims received from insurers. Fiduciary funds are generally required to be kept in certain regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity; such funds are not available to service the Company's debt or for other corporate purposes. Notwithstanding the legal relationships with clients and insurers, the Company is entitled to retain interest income earned on fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds.

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

        Accounts receivable are stated at estimated net realizable values. Allowances are recorded, when necessary, in an amount considered by management to be sufficient to meet probable future losses related to uncollectible accounts. The write-off of accounts receivable was $2 million, $2 million and $2 million in the years ended December 31, 2003, 2002 and 2001, respectively.

        Fixed Assets—Fixed assets are stated at cost less accumulated depreciation. Expenditures for improvements are capitalized; repairs and maintenance are charged to expenses as incurred. Depreciation is computed using the straight-line method based on the estimated useful lives of assets.

        Depreciation on buildings and long leaseholds is calculated over 50 years. Depreciation on leasehold improvements is calculated over the lesser of the useful life of the assets or the lease term. Depreciation on furniture and equipment is calculated based on a range of 3 to 25 years.

        The components of fixed assets are as follows:

	December 31,
	2003	2002
	(millions)
Land and buildings	$126	$113
Leasehold improvements	44	43
Furniture and equipment	240	186

Total fixed assets, cost	410	342
Less accumulated depreciation	(161)	(129)

Total fixed assets, net	$249	$213

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

        Goodwill and other intangible assets—Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. The Company reviews goodwill for impairment annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. As part of the evaluation the estimated future undiscounted cash flows associated with the underlying business operation are compared to the carrying amount of goodwill to determine if a write-down is required. If such an assessment indicates that the undiscounted future cash flows will not be recovered, the carrying amount is reduced to the estimated fair value. Acquired intangible assets are being amortized on a straight-line basis over their estimated useful life.

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

        Put and Call Options Relating to Subsidiaries and Associates—For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell their shares (a put option) to the Company at various dates in the future. Generally, the exercise price of such puts and calls is formula-based (using revenues and earnings) and is designed to reflect fair value. On inception of an option agreement, the Company records the puts and calls at fair value. The put and call options are subsequently marked to market at each reporting period with changes in value being recognized in the statements of operations.

        Derivative Financial Instruments—The Company uses derivative financial instruments for other than trading purposes to alter the risk profile of an existing underlying exposure. Interest rate swaps are used to manage interest risk exposures. Forward foreign currency exchange contracts are used to manage currency exposures arising from future income. The fair value of derivative contracts are recorded in other assets and other liabilities with changes in fair value of derivatives that qualify for hedge accounting recorded in other comprehensive income and changes in fair value of derivatives that do not qualify for hedge accounting recorded in general and administrative expenses. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings.

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

        Pensions—The Company accounts for pension expense in accordance with SFAS No. 87, Employers' Accounting for Pensions. Pension information is presented in accordance with SFAS No. 132 (Revised 2003), Employers' Disclosures About Pensions and Other Post Retirement Benefits.

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

        Had compensation expense for such plans been determined consistent with the fair value method prescribed by SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123") using the Black-Scholes option-pricing model, the Company's pro forma net income and net income per share would have been:

	Years ended December 31,
	2003	2002	2001
	(millions, except per share data)
Net income, as reported	$414	$210	$2
Add back: Non-cash compensation expense—performance options, net of related tax of $6 in 2003, $13 in 2002 and $27 in 2001	14	67	131
One-off tax benefit as determined under APB 25(1)	(35)	—	—
Less: Total stock-based employee compensation expense determined under FAS 123 for all awards, net of related tax of $4 in 2003, $2 in 2002 and $1 in 2001	(6)	(5)	(6)
One-off tax benefit as determined under FAS 123(1)	3	—	—

Net income, pro forma	$390	$272	$127

Net income per share:
Basic:
As reported	$2.72	$1.43	$0.01
Pro forma	2.57	1.85	0.93
Diluted:
As reported	$2.45	$1.28	$0.01
Pro forma	2.32	1.66	0.86

(1)
Arising from certain changes in UK tax legislation (see Note 5).

        Revenue Recognition—Revenue includes insurance commissions, fees for services rendered, certain commissions receivable from insurance carriers and interest income.

        The Company takes credit for commissions (or fees negotiated in lieu of commission) in respect of insurance placements at the date when the insured is billed or at the inception date of the policy, whichever is later. Commissions on additional premiums and adjustments are recognized as and when advised. Fees for risk management and other services are recognized as the services are provided.

Negotiated fee arrangements for an agreed period covering multiple insurance placements, the provision of risk management and/or other services are determined, contract by contract, on the basis of the relative fair value of the services completed and the services yet to be rendered. The Company establishes contract cancellation reserves where appropriate. At December 31, 2003, 2002 and 2001, such amounts were not material.

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

        Accounting Changes and Recent Accounting Pronouncements—In January 2003, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. The Company has assessed the potential impact of FIN 46 and concluded that there is no impact to its financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company has assessed the potential impact of SFAS 149 and concluded that there is no material impact to its financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company has assessed the potential impact of SFAS 150 and concluded that there is no impact to its financial position or results of operations. In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132R"). SFAS 132R amends FASB Statements No. 87, 88 and 106 and replaces FASB Statement No. 132 to provide revised disclosures over pension plans and other postretirement benefits. SFAS 132R was effective for fiscal years ending after December 15, 2003. The disclosures required by SFAS 132R are presented in note 10 to the financial statements.

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

        A reconciliation table is provided to exclude the effect of goodwill amortization in accordance with the transitional disclosures relating to SFAS 142. Results for the years ended December 31, 2003 and 2002 have been prepared in accordance with SFAS 142.

	Years ended December 31,
	2003	2002	2001
	(millions, except per share data)
Net income, as reported	$414	$210	$2
Amortization of goodwill	—	—	35

Adjusted net income	$414	$210	$37

Basic net income per share, as reported	$2.72	$1.43	$0.01
Amortization of goodwill	—	—	0.26

Adjusted basic net income per share	$2.72	$1.43	$0.27

Diluted net income per share, as reported	$2.45	$1.28	$0.01
Amortization of goodwill	—	—	0.24

Adjusted diluted net income per share	$2.45	$1.28	$0.25

        A transitional assessment of goodwill impairment at January 1, 2002 was completed by June 30, 2002. Management concluded that the fair value of the Company's individual reporting units exceeded the carrying value of the net assets including goodwill, and hence this process did not result in any impairment being recorded on adoption of SFAS 142. In addition, as required by SFAS 142, goodwill has been assessed annually for impairment. These assessments have not resulted in any impairment being recorded for either of the years ended December 31, 2003 or 2002.

4.     ACQUISITIONS AND DISPOSITIONS

        Acquisitions—On January 1, 2003 the Company acquired the remaining 22% interest, in addition to the 78% already owned, in Willis GmbH, Germany's third largest insurance broker. The aggregate cash purchase price was $17 million, all of which was recorded as goodwill.

        On January 1, 2003 the Company also acquired an additional 23% interest in Willis Iberia to add to the 54% already owned. The remaining 23% of Willis Iberia is owned by the Company's associate, Gras Savoye. The aggregate consideration was $38 million, which included $6 million of common shares. The Company has recorded goodwill of $35 million in relation to this acquisition. During 2003 the Company acquired further interests totalling 33% in Willis Italia to add to the 67% already owned taking its ownership to 100%. The aggregate consideration for these interests was $25 million, which included $5 million of common shares. The Company has recorded goodwill of $21 million in relation to these acquisitions.

        During 2003, in addition to the acquisitions of Willis GmbH, Willis Iberia and Willis Italia the Company also acquired, or increased its investments in, a number of other businesses. The aggregate purchase price of these acquisitions approximated $14 million, inclusive of deferred payments amounting to $4 million and common shares of $1 million.

        During 2002 and 2001, the Company acquired, or increased its investments in, a number of businesses. The aggregate purchase price of all acquisitions completed during 2002 and 2001 approximated $32 million and $25 million, respectively, inclusive of deferred payments amounting to $9 million in 2002.

        Additional consideration of up to $11 million is payable in future periods contingent upon future results of the acquired businesses reaching specified thresholds.

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

        Dispositions—Total proceeds relating to 2003 dispositions of subsidiaries and associates amounted to $16 million, inclusive of deferred proceeds amounting to $2 million, with a gain of $11 million recorded in the consolidated statement of operations.

        In November 2002, the Company completed the sale of its Life and Health third-party administration business. The gain on disposal of $14 million included a goodwill write off of $3 million and has been recorded in the statement of operations. Total proceeds relating to other disposals in 2002 were not material.

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

5.     INCOME TAXES

        The components of income before income taxes, equity in net income of associates and minority interest are as follows:

	Years ended December 31,
	2003	2002	2001
	(millions)
US	$143	$84	$15
UK	330	188	10
Other jurisdictions	94	82	54

Income before income taxes, equity in net income of associates and minority interest	$567	$354	$79

        The provision for income taxes by location of the taxing jurisdiction consisted of the following:

	Years ended December 31,
	2003	2002	2001
	(millions)
Current income taxes:
US federal tax	$34	$41	$27
US state and local taxes	10	12	10
UK corporation tax	73	70	30
Other jurisdictions	37	26	12

Total current taxes	154	149	79

Deferred taxes:
US federal tax	22	(25)	(23)
US state and local taxes	1	(4)	(6)
UK corporation tax(1)	(18)	22	9
Other jurisdictions	—	(1)	3

Total deferred taxes	5	(8)	(17)

Total income taxes	$159	$141	$62

(1)
In 2003, certain changes to UK tax legislation were enacted regarding the taxation of employee stock options. When UK-based employees exercise their stock options, the Company now obtains a corporate tax deduction equal to the market price of the Company's shares on the date of exercise less the option exercise price paid by the employee. This change largely brings UK tax legislation into line with US tax legislation.

Non-cash compensation amounting to $116 million in respect of UK performance options was expensed in periods prior to January 1, 2003 without any income tax benefit being recognized. Accordingly, following the change in UK tax legislation, an income tax benefit of $35 million, and a corresponding deferred asset, has been recognized in 2003.

        Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on its income, profits or capital gains. The following table reconciles the income tax expense in these financial statements to that which would be expected at the US federal statutory income tax rate:

	Years ended December 31,
	2003	2002	2001
	(millions)
Income before income taxes, equity in net income of associates and minority interest	$567	$354	$79

US federal statutory income tax rate	35%	35%	35%

Income tax expense at US federal tax rate	198	124	28
Adjustments to derive effective rate:
Non-deductible items:
Goodwill and other intangible assets amortization	1	1	13
Stock options	1	16	31
Other	1	6	(4)
Other items:
Prior year adjustment(1)	(32)	(5)	(1)
Tax differentials of foreign earnings:
UK earnings	(14)	(13)	(5)
Other jurisdictions	9	12	1
Other	(5)	—	(1)

Provision for income taxes	$159	$141	$62

(1)
Includes the income tax benefit of $35 million arising from the changes in UK tax legislation referred to above.

        The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

	December 31,
	2003	2002
	(millions)
Deferred tax assets:
Accrued expenses not currently deductible	$10	$16
UK net operating losses	33	29
UK capital losses	81	71
Accrued retirement benefits	75	91
Provisions	30	25
Deferred compensation	16	18
Stock options	56	45
Other	7	7

Gross deferred tax assets	308	302
Less: valuation allowance	(114)	(100)

Net deferred tax assets	194	202

Deferred tax liabilities:
Financial derivative transactions	15	19
Prepaid retirement benefits	15	14
Tax-leasing transactions	9	9
Other	14	9

Deferred tax liabilities	53	51

Net deferred tax assets	$141	$151

        At December 31, 2003, the Company had a valuation allowance of $114 million (2002: $100 million) to reduce its deferred tax assets to estimated realizable value. The valuation allowance relates to the deferred tax assets arising from UK tax operating loss carryforwards and UK capital loss carryforwards, both of which have no expiration date. UK tax operating loss carryforwards can only be used against income arising in certain UK subsidiaries. In addition, the capital loss carryforwards can only be offset against future UK capital gains.

        At December 31, 2003, the Company had deferred tax assets of $194 million, net of the valuation allowance. Management believes, based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, and prudent and feasible tax-planning strategies, it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised. In the event that the valuation allowance of $114 million at December 31, 2003 (2002: $100 million) is reduced in future years to recognize deferred tax assets, $81 million (2002: $71 million) will be allocated to reduce goodwill.

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

6.     INVESTMENTS IN ASSOCIATES

        The Company holds a number of investments which it accounts for using the equity method. The Company's interest in the outstanding stock of the more significant associates is as follows:

		December 31,
	Country	2003	2002
Al-Futtaim Willis Faber (Private) Limited	Dubai	49%	49%
Gras Savoye & Cie ("Gras Savoye")	France	33%	33%
Willis A/S(1)	Denmark	30%	30%
Herzfeld & Levy SA	Argentina	40%	40%

(1)
On January 1, 2004, the Company acquired the remaining 70% in Willis A/S (see Note 20).

        Of those listed above, the Company's principal investment as of December 31, 2003 and 2002 is Gras Savoye, France's leading insurance broker. Included in the carrying amount of the Gras Savoye investment is goodwill of $72 million and $72 million, net of accumulated goodwill amortization of $7 million and $7 million as of December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the Company's other investments in associates individually and in the aggregate were not material to the Company's operations.

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

	2003	2002	2001
	(millions)
Condensed statement of operations data:
Net sales	$386	$294	$307
Income before income taxes	67	44	35
Net income	44	30	24
Condensed balance sheet data:
Total assets	1,164	1,017
Total liabilities	(1,033)	(919)
Stockholders' equity	(131)	(98)

7.     NET INCOME PER SHARE

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

        For the year ended December 31, 2003, time-based and performance-based options to purchase 15.1 million and 7.3 million (2002: 19.5 million and 11.1 million; 2001: 19.3 million and 11.3 million) shares, respectively, and 0.3 million restricted shares (2002: 0.2 million and 2001: nil), respectively, were outstanding. Basic and diluted net income per share are as follows:

	Years ended December 31,
	2003	2002	2001
	(millions, except per share data)
Basic average number of shares outstanding	152	147	136
Dilutive effect of potentially issuable shares	17	17	12

Diluted average number of shares outstanding	169	164	148

Basic net income per share	$2.72	$1.43	$0.01
Dilutive effect of potentially issuable shares	(0.27)	(0.15)	—

Diluted net income per share	$2.45	$1.28	$0.01

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

8.     FIDUCIARY FUNDS—RESTRICTED AND SHORT-TERM INVESTMENTS

        The Company's fiduciary funds-restricted and short-term investments consist of cash, time deposits, certificates of deposit and debt securities. Accrued interest on investments is recorded as other assets.

        The debt securities are recorded at fair market value. Fair market value is based upon the market price of the security plus accrued interest, if any. Unrealized holding gains and losses are reported, net of tax, as a component of other comprehensive income. As of December 31, 2003 and 2002, the amortized cost of securities approximated fair value.

        Realized gains and losses, net of tax, on debt securities are included in net income. During 2003, 2002 and 2001, sales of debt securities totaled $59 million, $36 million and $21 million, respectively, on which realized gains and losses were not material to the consolidated results of the Company.

        Fiduciary funds-restricted and short-term investments consist of the following:

	December 31,
	2003	2002
	(millions)
Fiduciary funds-restricted:
Cash and cash equivalents(1)	$1,501	$1,240
Other(2)	1	129

	$1,502	$1,369

Short-term investments(3):
US, UK and other Government securities	$28	$25
Corporate debt securities	33	29

	$61	$54

(1)
Cash and cash equivalents primarily consist of time deposits and certificates of deposit with original maturities of three months or less.

(2)
Other primarily consists of time deposits and certificates of deposit with original maturities in excess of three months.

(3)
Debt securities classified as available-for-sale.

9.     LONG-TERM DEBT

        Long-term debt consists of the following:

	December 31,
	2003	2002
	(millions)
Senior Credit Facility (retired December 4, 2003), term loans	$—	$157
9% senior subordinated notes, due 2009	370	410

	$370	$567

        Senior Credit Facility (retired December 4, 2003)—During 1998, the Company entered into a credit agreement providing up to $450 million in term loans and $150 million in revolving credit facilities. The Company repaid in full the outstanding term loans under this facility.

        For the years ended December 31, 2003 and 2002, the weighted-average interest rate relating to all loans under the former Senior Credit Facility ranged from 2.16% to 3.10% and 2.75% to 4.31%, respectively; net of an interest rate swap, the ranges were 5.95% to 6.90% and 6.02% to 7.58%, respectively.

        Senior Credit Facility (entered into December 4, 2003)—On December 4, 2003 ("the effective date"), the Company entered into a new credit agreement providing up to $450 million in term loans and $150 million in revolving credit facilities. At December 31, 2003, no amount had been drawn down under this facility. Although to finance the redemption of the 9% senior subordinated notes (see below), Willis North America drew down $300 million of the new facilities.

        Under the new credit agreement, the Company is due to make loan repayments of $150 million on the third, fourth and fifth anniversary of the effective date. Loans under this credit agreement bear interest at a rate per annum equal to either adjusted LIBOR or adjusted EURIBOR depending on their underlying currency plus a margin of 0.75% to 1.50% determined by reference to future changes in the Company's interest coverage, leverage and credit ratings. The minimum applicable margin is 0.95% until December 4, 2004.

        The new revolving credit facility is available for working capital requirements and general corporate purposes, subject to certain limitations, until December 4, 2008. The revolving credit facility is available for loans denominated in US dollars, pounds sterling and certain other currencies.

        The new credit agreement contains numerous operating and financial covenants, including, without limitation, requirements to maintain minimum ratios of consolidated EBITDA to consolidated net interest expense and maximum levels of net indebtedness in relation to consolidated EBITDA, in each case subject to certain adjustments. In addition, the credit agreement includes covenants relating to the delivery of financial statements, reports and notices, limitations on liens, limitations on sales and other disposals of assets, limitations on subsidiary indebtedness and other liabilities, limitations on sale and leaseback transactions, limitations on mergers and other fundamental changes, maintenance of property, maintenance of insurance, nature of business, compliance with applicable laws, maintenance of corporate existence and rights, use of proceeds, payment of taxes and access to information and properties.

        All obligations of Willis North America Inc. ("Willis North America") (the borrower) under the credit agreement are guaranteed by Willis Group Holdings Limited, Trinity Acquisition Limited, Willis Group Limited, Willis Partners, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

        9% Senior Subordinated Notes—In February 1999, Willis North America refinanced a short-term loan by issuing 9% senior subordinated notes due 2009 (the "Notes") in the aggregate principal amount of $550 million. The interest on the Notes was payable semi-annually on February 1 and August 1.

        On February 2, 2004, Willis North America redeemed the Notes, in whole, at a redemption price of 104.5% of the aggregate principal amount of the Notes being redeemed, plus accrued and unpaid interest.

        During 2003 and 2002, Willis North America bought back and canceled Notes totaling $40 million and $29 million, respectively. The difference between the market price paid and the book value was not material.

        The indenture for the Notes contained covenants that, among other things, limited the ability of Willis North America, Willis Group Limited, Willis Partners and some of their subsidiaries to incur additional indebtedness and issue preferred stock; pay dividends or make other distributions; repurchase capital stock or subordinated indebtedness; create liens; enter into some transactions with associates; sell assets and assets of subsidiaries; issue or sell capital stock of some subsidiaries; and enter into some mergers and acquisitions. At December 31, 2003, the Company was in compliance with all covenants.

        Scheduled Debt Repayments—The Notes were due to mature in 2009, however, as noted above, the Company redeemed the Notes in full on February 2, 2004. Under the new credit agreement, the Company is due to make loan repayments of $150 million on the third, fourth and fifth anniversary of the effective date, assuming that the term loans under the new credit facility are drawn down in full.

        Lines of Credit—The Company also has available $2 million in lines of credit, of which $nil (2002: $nil) was drawn as of December 31, 2003 (excluding the $150 million revolving credit facility).

10.   PENSION PLANS

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

        The following schedules provide information concerning the Company's UK and US defined benefit pension plans as of and for the years ended December 31:

	UK Pension Benefits		US Pension Benefits
	2003	2002	2003	2002
	(millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,190	$973	$416	$371
Service cost	30	25	17	14
Interest cost	67	58	27	25
Employee contributions	3	3	—	—
Amendments	—	(29)	—	—
Actuarial loss	61	86	37	22
Benefits paid	(45)	(41)	(16)	(16)
Foreign currency changes	144	115	—	—

Benefit obligations, end of year	1,450	1,190	481	416

Change in plan assets:
Fair value of plan assets, beginning of year	1,020	1,102	303	340
Actual return on plan assets	183	(170)	73	(32)
Employee contributions	3	3	—	—
Employer contributions	21	15	14	11
Benefits paid	(45)	(41)	(16)	(16)
Other events	—	—	2	—
Foreign currency changes	129	111	—	—

Fair value of plan assets, end of year	1,311	1,020	376	303

Reconciliation of funded status:
Funded status	(139)	(170)	(105)	(113)
Unrecognized net actuarial loss	280	276	48	62
Unrecognized prior service gain	(28)	(28)	—	—

Net asset (liability) recognized	113	78	(57)	(51)

Amounts recognized in balance sheet consist of:
Accrued benefit liability	(90)	(135)	(68)	(81)
Accumulated other comprehensive income	203	213	11	30

Net asset (liability) recognized	$113	$78	$(57)	$(51)

        The following schedule provides information for the Company's UK and US defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	UK Pension Benefits		US Pension Benefits
	2003	2002	2003	2002
	(millions)
Projected benefit obligation	$1,450	$1,190	$481	$416
Accumulated benefit obligation	1,401	1,155	444	384
Fair value of plan assets	1,311	1,020	376	303

        The components of the net periodic benefit (income) cost of the UK and US defined benefit plans are as follows:

	Years ended December 31,
	UK Pension Benefits			US Pension Benefits
	2003	2002	2001	2003	2002	2001
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$30	$25	$24	$17	$14	$13
Interest cost	67	58	54	27	25	24
Expected return on plan assets	(97)	(88)	(80)	(26)	(29)	(30)
Amortization of unrecognized prior service gain	(3)	(3)	—	—	—	—
Amortization of unrecognized actuarial (gain) loss	—	—	(6)	3	—	(5)

Net periodic benefit (income) cost	$(3)	$(8)	$(8)	$21	$10	$2

        The following schedule provides other information concerning the Company's UK and US defined benefit pension plans:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
	2003	2002	2003	2002
	(millions, except weighted-averages)
Decrease (increase) in additional minimum liability included in other comprehensive income	$10	$(213)	$19	$(30)
Weighted-average assumptions to determine benefit obligations:
Discount rate	5.5%	5.6%	6.0%	6.5%
Rate of compensation increase	3.6%	3.3%	4.0%	4.0%

Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	5.6%	5.8%	6.5%	7.0%
Expected return on plan assets	7.3%	7.3%	8.5%	8.5%
Rate of compensation increase	3.3%	3.5%	4.0%	4.0%

        The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The expected returns on UK plan assets are UK and foreign equities 8.0%, debt securities 4.8% and real estate 6.4%. The expected returns on US plan assets are US and foreign equities 9.75% and debt securities 6.0%.

        The Company's pension plan asset allocations based on fair values were as follows:

	December 31,
	UK Pension Benefits		US Pension Benefits
Asset category
	2003	2002	2003	2002
Equity securities	74%	75%	65%	57%
Debt securities	18%	20%	34%	39%
Real estate	5%	5%	—%	—%
Other	3%	—%	1%	4%

Total	100%	100%	100%	100%

        The Company's investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The UK Plan's assets are divided into 7 separate portfolios according to asset class and managed by 6 investment managers. The broad target allocations are UK and foreign equities (75%), debt securities (20%) and real estate (5%). The US Plan's assets are currently invested in 16 funds representing most standard equity and debt security classes. The broad target allocations are US and foreign equities (64%) and debt securities (36%).

        The Company expects to contribute $30 million and $14 million in 2004 to the UK and US defined benefit pension plans, respectively.

        The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK and US defined benefit pension plans:

Expected future benefit payments	UK Pension Benefits	US Pension Benefits
2004	$53	$17
2005	55	18
2006	58	19
2007	61	20
2008	64	22
2009–2013	362	130

        Willis North America has a 401(k) plan covering all eligible employees of Willis North America and its subsidiaries. The plan allows participants to make pre-tax contributions and the Company provides a matching contribution of 3% of employees' annual eligible compensation. All investment assets of the plan are held in a trust account administered by independent trustees. The Company's 401(k) mandatory matching contributions for 2003, 2002 and 2001 were approximately $5 million, $5 million and $5 million, respectively.

11.   STOCK BENEFIT PLANS

        The Company has adopted the plans described below providing for the grant of time-based options and performance-based options and various other share-based grants to employees. The objectives of these plans include attracting and retaining the best personnel, motivating management personnel by means of growth-related incentives to achieve long-range goals and providing employees with the opportunity to increase their share ownership in the Company.

        Amended and Restated 1998 Share Purchase and Option Plan—This plan, which was established on December 18, 1998, provides for the granting of time-based and performance-based options to employees of the Company. There are 30,000,000 shares available for grant under this plan provided, however, that in no event the total number of shares subject to options and other equity for current and future participants exceed 25% of the equity of Willis Group Holdings on a fully diluted basis. All options granted under this plan are exercisable at £2 per share ($3.58 using the year-end exchange rate of £1 = $1.79) except for 111,111 time-based options which are exercisable at $13.50. No further grants are to be made under this plan.

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

        Willis Award Plan—This plan, which was established on July 13, 2000, provides for the granting of time-based options to selected employees who have been identified as superior performers. There are 5,000,000 shares available for grant under this plan provided, however, that in no event the total number of shares subject to options and other equity for current and future participants exceed 25% of the equity of Willis Group Holdings on a fully diluted basis. All options granted under this plan are exercisable at £2 per share ($3.58 using the year-end exchange rate of £1 = $1.79). The options vest immediately on the grant date and are exercisable any time up to July 13, 2010.

        2001 Share Purchase and Option Plan—This plan, which was established on May 3, 2001, provides for the granting of time-based options and various other share-based grants at fair market value to employees of the Company. There are 15,000,000 shares available for grant under this plan. Options are exercisable on a variety of dates, including from the first, third, sixth or eighth anniversary of grant, although for certain options the exercisable date may accelerate depending on the achievement of certain performance goals. Unless terminated sooner by the board of directors, the 2001 Plan will expire 10 years after its adoption. That termination will not affect the validity of any grant outstanding at that date.

        Compensation Expense—Willis Group Holdings applies the intrinsic value method allowed by APB 25 in accounting for its stock option plans. Under APB 25, compensation expense resulting from awards under fixed plans (time-based options, options granted pursuant to the Willis Award Plan and various other share-based grants to employees) are measured as the difference between the quoted (or best estimate of) market price, and the exercise price on the measurement date. All fixed plan options have been granted by Willis Group Holdings at an exercise price equal to management's best estimate of the market price at the measurement date, prior to the initial public offering, and equal to the quoted market price, subsequent to the initial public offering. Accordingly, pursuant to APB 25 no compensation expense has been recognized for fixed option plans in the statements of operations.

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

        Management determined in the third quarter of 2001 that it was probable that the maximum performance condition would be attained. The measurement date under APB 25 was December 31, 2002. Accordingly, compensation expense for the year ended December 31, 2003 of $20 million ($16 million, net of tax) (2002: $80 million ($67 million, net of tax); 2001: $158 million ($132 million, net of tax)) was recognized based on the 10.9 million (2002: 11.1 million; 2001: 11.3 million) unforfeited performance options outstanding at that date, a quoted market price of $28.67 (2002: $28.67; 2001: $23.55) and an average elapsed performance period of 95% (2002: 85%; 2001: 68%).

        The pro forma disclosures in Note 2 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2003	2002	2001
Dividend yield	2%	2%	—%
Expected volatility	24%	34%	30%
Risk-free interest rate	2.55%	2.41%	4.15%
Weighted-average expected life (years)	3	3	3
Weighted-average fair value of options granted	$6.27	$5.38	$4.04

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

        Stock option transactions under the plans are as follows:

	2003		2002		2001
December 31, (shares in thousands)	Shares	Weighted average exercise price(1)	Shares	Weighted average exercise price(1)	Shares	Weighted average exercise price(1)
Time-based stock options
Balance, beginning of year	19,010	$6.28	18,724	$4.65	17,323	$2.90
Granted	2,766	$30.90	1,112	$28.18	1,963	$16.93
Exercised	(6,386)	$3.46	(500)	$3.07	(239)	$3.31
Forfeited	(493)	$15.74	(326)	$10.05	(323)	$3.07

Balance, end of year	14,897	$11.75	19,010	$5.98	18,724	$4.37

Options exercisable at year-end	5,307	$3.58	8,225	$3.22	5,386	$2.90

Performance-based stock options
Balance, beginning of year	11,092	$3.58	11,275	$3.22	11,608	$2.90
Granted	—	—	—	—	25	$2.90
Exercised	(3,641)	$3.58	—	—	—	—
Forfeited	(197)	$3.58	(183)	$3.22	(358)	$2.90

Balance, end of year	7,254	$3.58	11,092	$3.22	11,275	$2.90

Options exercisable at year-end	2,525	$3.58	—	—	—	—

(1)
Certain options are exercisable at £2 per share. Year-end exchange rates of £1 = $1.79, £1 = $1.61 and £1 = $1.45 have been used as of December 31, 2003, 2002 and 2001, respectively.

        A summary of time-based options outstanding and exercisable at December 31, 2003 is as follows:

	Options outstanding
				Options exercisable
		Weighted average remaining contractual life (years)
Range of exercise prices	Shares outstanding		Weighted average exercise price	Shares exercisable	Weighted average exercise price
(shares in thousands)
$3.58	9,581	5	$3.58	5,307	$3.58
$13.50	417	7	$13.50	—	—
$16.95–$25.14	1,505	8	$22.00	—	—
$25.25–$35.75	3,394	9	$30.04	—	—

$3.58–$35.75	14,897	6	$11.75	5,307	$3.58

        The weighted-average remaining contractual life of performance-based options outstanding at December 31, 2003, was five years.

12.   FINANCIAL INSTRUMENTS

        The Company's principal financial instruments, other than derivatives, comprise bank loans, the new Senior Credit Facility and the Notes, cash deposits and short-term investments. The Company also enters into derivative transactions (principally interest rate swaps and forward foreign currency contracts) in order to manage interest rate and currency risks arising from the Company's operations and its sources of finance. The Company does not hold financial instruments for trading purposes.

        The main risks arising from the Company's financial instruments are interest rate risk, liquidity risk, foreign currency risk and credit risk. The Company's board of directors reviews and agrees policies for managing each of these risks as summarized below. The Company has applied SFAS 133, as amended by SFAS 149, in accounting for these financial instruments.

        Interest Rate Risk—Until November 2003, the Company's operations were financed principally through the former Senior Credit Facility, which was retired in December 2003 and had a variable interest rate and the Notes, which had a 9% fixed interest rate. Interest rate swaps were used to generate the desired interest rate profile and to manage the Company's exposure to interest rate fluctuations.

        Willis North America entered into an interest rate swap agreement under which its LIBOR-based variable rate interest payment obligations on the full amount of the term loans were swapped for fixed rate interest payment obligations until the final maturity of those term loans. The swap agreement provided for a reduction of the notional amount of the swap obligation on a semi-annual basis, and to the extent the actual amount outstanding under the term loans exceeded the notional amount at any time, Willis North America would have been exposed to the risk of increased interest rates on that excess.

        The Company designated this interest rate swap agreement as a cash flow hedge as defined by SFAS 133 with the fair value recorded in other liabilities on the balance sheet. Changes in fair value were recorded as a component of other comprehensive income. A gain of $4 million was recorded for the year ended December 31, 2003 (2002: gain $1 million; 2001: loss $9 million). Amounts were reclassified from other comprehensive income into earnings when the hedged exposure affected earnings.

        The differential paid or received was recognized as an adjustment to interest expense as incurred. The swap agreement was canceled as of November 19, 2003 at a cost of $2 million.

        As of December 31, 2003, there were no amounts drawn down under the new Senior Credit Facility.

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

        The fair value of these contracts is recorded in other assets and other liabilities, with changes in fair value of effective cash flow hedges recorded in other comprehensive income and changes in fair value of ineffective hedges recorded in general and administrative expenses. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. For the year ended December 31, 2003, the Company has recorded losses of $15 million in other comprehensive income relating to changes in fair value on contracts which are effective cashflow hedges as defined in SFAS 133 (2002: gain $20 million; 2001: gain $8 million). For contracts which were not designed for hedge accounting as defined in SFAS 133, the Company has recorded a loss of $1 million in general and administrative expenses representing the change in fair value for the year ended December 31, 2003 (2002: loss $1 million; 2001: gain $8 million).

        A summary of the Company's interest rate swaps by major currency is as follows:

		December 31,
				Weighted average Interest Rates
		Notional Amount(1)	Termination Dates
				Receive	Pay
		(millions)		%	%
2003
US dollar	Receive fixed–pay variable	$984	2004-2007	4.27	2.44
Pounds sterling	Receive fixed–pay variable	431	2004-2007	5.18	4.65
Euro	Receive fixed–pay variable	171	2004-2007	3.97	3.04
2002
US dollar	Receive fixed–pay variable	$878	2003-2006	5.55	1.64
	Receive variable–pay fixed	157	2004	1.72	5.10
Pounds sterling	Receive fixed–pay variable	316	2003-2005	5.68	4.00
Euro	Receive fixed–pay variable	109	2003-2006	4.70	3.00

(1)
Notional amounts represent US dollar equivalents translated at the spot rate as of December 31.

        Liquidity Risk—The Company's objective is to ensure that it has the ability to generate sufficient cash either from internal or external sources, in a timely and cost-effective manner, to meet its commitments as they fall due. The Company's management of liquidity risk is embedded within its overall risk management framework. Scenario analysis is continually undertaken to ensure that its resources can meet liquidity requirements. These resources are supplemented by a $150 million revolving credit facility which expires on December 4, 2008, of which no amount is currently drawn.

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

        The fair value of these contracts is recorded in other assets and other liabilities, with changes in the fair value of effective cashflow hedges recorded in other comprehensive income and changes in fair value of ineffective hedges recorded in general and administrative expenses. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. For the year ended December 31, 2003, the Company has recorded a gain of $5 million in other comprehensive income relating to changes in the fair value on contracts which are effective cashflow hedges as defined in SFAS 133 (2002: gain $7 million; 2001: gain $6 million). For contracts which were not designated for hedge accounting as defined in SFAS 133, the Company has recorded a loss of $2 million in general and administrative expenses representing the change in the fair value for the year ended December 31, 2003 (2002: gain $2 million; 2001: loss $6 million).

        The table below summarizes by major currency the contractual amounts of the Company's forward contracts to exchange foreign currencies for pounds sterling. Foreign currency notional amounts are reported in US dollars translated at spot rates at December 31.

	December 31,
	Sell 2003(1)	Sell 2002
	(millions)
US dollar	$123	$125
Euro	132	81
Japanese yen	33	30

(1)
Forward exchange contracts range in maturity from 2004 to 2006.

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

        Concentrations of credit risk that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Financial instruments on the balance sheet that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and derivatives which are recorded at fair value. The Company maintains a policy providing for the diversification of cash and cash equivalent investments and places such investments in an extensive number of high quality financial institutions to limit the amount of credit risk exposure. Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of December 31, 2003.

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

	December 31,
	2003		2002
	Carrying amount	Fair Value	Carrying amount	Fair Value
	(millions)
Assets:
Cash and cash equivalents	$364	$364	$211	$211
Fiduciary funds—restricted	1,502	1,502	1,369	1,369
Short-term investments	61	61	54	54
Derivative financial instruments	58	58	69	69
Liabilities:
Long-term debt	370	387	567	596
Derivative financial instruments	8	8	8	8

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

13.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Years ended December 31,
	2003	2002	2001
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$125	$70	$41
Cash payments for interest	$50	$62	$82

Supplemental disclosures of non-cash flow investing and financing activities:
Issue of preference shares in lieu of dividend	$—	$—	$1
Purchase of fixed assets	—	—	1
Issue of stock on acquisition of subsidiaries	12	1	11
Deferred payments on acquisitions of subsidiaries	4	9	11
Acquisitions:
Fair value of assets acquired	1	79	19
Less:
liabilities assumed	9	(74)	(15)
cash acquired	—	(21)	(5)

Acquisitions, net of cash acquired	$10	$(16)	$(1)

14.   ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

        The components of other comprehensive income are as follows:

	Years ended December 31,
	2003	2002	2001
	(millions)
Net income	$414	$210	$2
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(4)	1	(4)
Cumulative effect of accounting change (net of tax of $(5) in 2001)	—	—	8
Unrealized holding (loss) gain (net of tax of $1 in 2003 and $(1) in 2002)	(3)	2	1
Minimum pension liability adjustment (net of tax of $(11) in 2003 and $76 in 2002)	18	(167)	—
Net (loss) gain on derivative instruments (net of tax of $2 in 2003 and $(12) in 2002)	(6)	28	5

Other comprehensive income (loss) (net of tax of $(8) in 2003, $63 in 2002 and $(5) in 2001)	5	(136)	10

Comprehensive income	$419	$74	$12

        The components of accumulated other comprehensive (loss) income are as follows:

	December 31,
	2003	2002	2001
	(millions)
Net foreign currency translation adjustment	$(12)	$(8)	$(9)
Net unrealized holding gain	—	3	1
Net minimum pension liability adjustment	(149)	(167)	—
Net gain on derivative instruments	35	41	13

Accumulated other comprehensive (loss) income	$(126)	$(131)	$5

15.   COMMITMENTS AND CONTINGENCIES

        Operating Leases—The Company leases certain land, buildings and equipment under various operating lease arrangements. Original non-cancellable lease terms typically are between 10 and 20 years and may contain escalation clauses, along with options that permit early withdrawal. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease.

        As of December 31, 2003, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
	(millions)
2004	$69	$11	$58
2005	58	9	49
2006	49	9	40
2007	45	9	36
2008	40	9	31
Thereafter	90	20	70

Total	$351	$67	$284

        Rent expense amounted to $70 million, $71 million and $63 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company's rental income from subleases was $8 million, $9 million and $6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Guarantees—Guarantees issued by certain of Willis Group Holdings' subsidiaries with respect to the new Senior Credit Facility and the Notes are discussed elsewhere in these consolidated financial statements.

        Certain of Willis Group Holdings' subsidiaries have given the landlords of some leasehold properties occupied by the Company in the UK and the US guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $158 million and $140 million at December 31, 2003 and 2002, respectively.

        In addition, the Company has given guarantees to bankers and other third parties relating principally to letters of credit amounting to $9 million and $8 million at December 31, 2003 and 2002, respectively.

        Put and Call Options Relating to Subsidiaries and Associates—For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell (a put option) their shares to the Company at various dates in the future. Generally, the exercise price of such puts and calls is formula-based (using revenues and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates, the potential amount payable in 2004 from these options is not expected to exceed $330 million. Of this balance, $319 million relates to Gras Savoye, as disclosed in Note 6.

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

16.   SEGMENT INFORMATION

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

        None of the Company's customers represented more than 10% of the Company's consolidated commissions and fees for the years ended December 31, 2003, 2002 and 2001.

        Information regarding the Company's geographic locations is as follows:

	Years ended December 31,
	2003	2002	2001
	(millions)
Commissions and fees(1)
UK	$791	$638	$516
US	834	737	641
Other(3)	379	286	200

Total	$2,004	$1,661	$1,357

Long-lived assets(2)
UK	$180	$142	$120
US	49	54	51
Other(3)	20	17	14

Total	$249	$213	$185

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

17.   RELATED PARTY TRANSACTIONS

        The Company has an Employee Stock Ownership Plan (the "ESOP") which invests in Willis Group Holdings' shares. The trustee of the ESOP transferred 85,467 and 47,093 shares during the years ended December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the ESOP shares outstanding were 696,127 and 781,594, respectively. No dividends have been distributed on the shares held by the ESOP.

        KKR 1996 Fund (Overseas), Limited Partnership beneficially owned approximately 22% of Willis Group Holdings share capital at December 31, 2003. Effective as of February 25, 2004 the percentage beneficially owned reduced to 7.5%. The general partner of KKR 1996 Fund (Overseas), Limited Partnership is KKR Associates II (1996), Limited Partnership, a limited partnership of which the general partner is KKR 1996 Overseas, Limited, a company owned by Messrs. Kravis, Roberts, Golkin and T.A. Fisher and other members of the limited liability company which is the general partner of Kohlberg Kravis Roberts & Co. L.P. KKR 1996 Overseas has sole voting and investment power with respect to the share capital owned by KKR 1996 Fund (Overseas).

        Kohlberg Kravis Roberts & Co. L.P. ("KKR") and Fisher Capital Corp. L.L.C. ("Fisher"), a company for which Mr. J.R. Fisher, a director of Willis Group Holdings, is the managing member and majority owner, render management, consulting and certain other services to the Company for annual fees payable quarterly in arrears. In 2003 and 2002, the Company paid amounts of $1,000,000, in the case of KKR and $350,000, in the case of Fisher for those services. Included in accrued expenses is $55,149 and $56,582 payable to Fisher as of December 31, 2003 and 2002, respectively.

        In addition, the Company and Fisher entered into a share option agreement dated January 27, 1999, whereby the Company granted to Fisher 422,501 options to purchase an equivalent number of shares. The options vest upon grant date and are exercisable any time up to January 27, 2014. During 2003, options over 153,001 shares were exercised (2002: 38,341 shares). The fair value of the options, computed on grant date using the Black-Scholes option-pricing model and assuming a dividend yield of 0%, expected volatility of 30%, a risk-free interest rate of 6.42% and a weighted-average expected life of three years, amounts to $334,905. This cost may not be indicative of the future benefit to be received by Fisher. Mr. J.R. Fisher, as the managing member and majority owner of Fisher may be deemed to share beneficial ownership of any options owned by Fisher but disclaims such beneficial ownership.

18.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

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

Condensed Consolidating Statement of Operations

	Year ended December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$2,004	$—	$2,004
Interest income	—	—	8	81	(17)	72

Total revenues	—	—	8	2,085	(17)	2,076

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	2	(21)	11	1,457	(41)	1,408
Non-cash compensation—performance options	—	—	—	20	—	20
Depreciation expense	—	—	5	31	—	36
Amortization of intangible assets	—	—	—	—	3	3
Net gain on disposal of operations	—	—	—	(9)	(2)	(11)

Total expenses	2	(21)	16	1,499	(40)	1,456

OPERATING (LOSS) INCOME	(2)	21	(8)	586	23	620
Investment income from Group undertakings	68	529	137	106	(840)	—
Interest expense	—	(243)	(48)	(66)	304	(53)

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	66	307	81	626	(513)	567
INCOME TAX EXPENSE (BENEFIT)	—	2	(1)	155	3	159

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	66	305	82	471	(516)	408
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	15	(1)	14
MINORITY INTEREST	—	—	—	—	(8)	(8)
EQUITY ACCOUNT FOR SUBSIDIARIES	348	111	54	—	(513)	—

NET INCOME	$414	$416	$136	$486	$(1,038)	$414

Condensed Consolidating Statement of Operations

	Year ended December 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,661	$—	$1,661
Interest income	—	—	9	95	(30)	74

Total revenues	—	—	9	1,756	(30)	1,735

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	2	(11)	(7)	1,264	(34)	1,214
Non-cash compensation—performance options	—	—	—	80	—	80
Depreciation expense	—	—	6	28	—	34
Amortization of goodwill and other intangible assets	—	—	—	—	1	1
Net gain on disposal of operations	—	—	—	(15)	2	(13)

Total expenses	2	(11)	(1)	1,357	(31)	1,316

OPERATING (LOSS) INCOME	(2)	11	10	399	1	419
Investment income from Group undertakings	—	226	69	86	(381)	—
Interest expense	—	(258)	(75)	(57)	325	(65)

(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(2)	(21)	4	428	(55)	354
INCOME TAX (BENEFIT) EXPENSE	—	(9)	—	130	20	141

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(2)	(12)	4	298	(75)	213
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	10	(1)	9
MINORITY INTEREST	—	—	—	(1)	(11)	(12)
EQUITY ACCOUNT FOR SUBSIDIARIES	212	220	73	—	(505)	—

NET INCOME	$210	$208	$77	$307	$(592)	$210

Condensed Consolidating Statement of Operations

	Year ended December 31, 2001
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,357	$—	$1,357
Interest income	1	5	10	83	(32)	67

Total revenues	1	5	10	1,440	(32)	1,424

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	15	4	1,045	(11)	1,054
Non-cash compensation—performance options	—	—	—	158	—	158
Depreciation expense	—	—	5	28	—	33
Amortization of goodwill and other intangible assets	—	—	—	—	35	35
Net gain on disposal of operations	—	—	—	(20)	3	(17)

Total expenses	1	15	9	1,211	27	1,263

OPERATING (LOSS) INCOME	—	(10)	1	229	(59)	161
Investment income from Group undertakings	—	302	81	216	(599)	—
Interest expense	—	(232)	(89)	(59)	298	(82)

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	—	60	(7)	386	(360)	79
INCOME TAX (BENEFIT) EXPENSE	—	(15)	(4)	75	6	62

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	—	75	(3)	311	(366)	17
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	8	(4)	4
MINORITY INTEREST	—	(12)	—	—	(7)	(19)
EQUITY ACCOUNT FOR SUBSIDIARIES	2	(61)	43	—	16	—

NET INCOME	$2	$2	$40	$319	$(361)	$2

Condensed Consolidating Balance Sheet

	As at December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$48	$9	$148	$159	$—	$364
Fiduciary funds—restricted	—	—	97	1,405	—	1,502
Short-term investments	—	—	—	61	—	61
Accounts receivable	7	2,687	876	7,808	(4,398)	6,980
Goodwill and other intangible assets	—	—	—	159	1,186	1,345
Other assets	—	52	69	676	(91)	706
Equity accounted subsidiaries	1,295	2,014	541	1,713	(5,563)	—

TOTAL ASSETS	$1,350	$4,762	$1,731	$11,981	$(8,866)	$10,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$3,377	$681	$8,574	$(4,422)	$8,210
Other liabilities	26	91	431	838	19	1,405

Total liabilities	26	3,468	1,112	9,412	(4,403)	9,615

MINORITY INTEREST	—	—	—	1	18	19
STOCKHOLDERS' EQUITY	1,324	1,294	619	2,568	(4,481)	1,324

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,350	$4,762	$1,731	$11,981	$(8,866)	$10,958

Condensed Consolidating Balance Sheet

	As at December 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$97	$113	$—	$211
Fiduciary funds—restricted	—	—	103	1,266	—	1,369
Short-term investments	—	—	—	54	—	54
Accounts receivable	—	2,698	952	7,127	(4,188)	6,589
Goodwill and other intangible assets	—	—	—	145	1,117	1,262
Other assets	—	4	35	638	(17)	660
Equity accounted subsidiaries	856	1,541	398	1,454	(4,249)	—

TOTAL ASSETS	$857	$4,243	$1,585	$10,797	$(7,337)	$10,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2	$3,377	$574	$8,030	$(4,258)	$7,725
Other liabilities	1	14	635	803	88	1,541

Total liabilities	3	3,391	1,209	8,833	(4,170)	9,266

MINORITY INTEREST	—	—	—	2	23	25
STOCKHOLDERS' EQUITY	854	852	376	1,962	(3,190)	854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$857	$4,243	$1,585	$10,797	$(7,337)	$10,145

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$8	$5	$482	$—	$493

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	—	—	(3)	(54)	—	(57)
Acquisitions of subsidiaries, net of cash acquired	4	—	—	(95)	—	(91)
Purchase of short-term investments	—	—	—	(48)	—	(48)
Proceeds on sale of short-term investments	—	—	—	42	—	42
Other	—	—	11	8	—	19

Net cash provided by (used in) investing activities	4	—	8	(147)	—	(135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	(1)	(197)	—	—	(198)
Amounts owed by and to Group undertakings	3	40	152	(195)	—	—
Proceeds from issue of shares	37	3	—	—	—	40
Dividends paid	5	(40)	83	(111)	—	(63)
Other	—	(1)	—	—	—	(1)

Net cash provided by (used in) financing activities	45	1	38	(306)	—	(222)

INCREASE IN CASH AND CASH EQUIVALENTS	47	9	51	29	—	136
Effect of exchange rate changes on cash and cash equivalents	—	—	—	17	—	17
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	97	113	—	211

CASH AND CASH EQUIVALENTS, END OF YEAR	$48	$9	$148	$159	$—	$364

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(69)	$12	$400	$—	$343

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	—	—	(9)	(38)	—	(47)
Acquisitions of subsidiaries, net of cash acquired	(11)	—	—	(2)	—	(13)
Purchase of short-term investments	—	—	—	(21)	—	(21)
Proceeds on sale of short-term investments	—	—	—	13	—	13
Other	—	—	—	18	—	18

Net cash used in investing activities	(11)	—	(9)	(30)	—	(50)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	(1)	(220)	—	—	(221)
Amounts owed by and to Group undertakings	12	67	284	(363)	—	—
Proceeds from issue of shares	4	6	—	—	—	10
Other	(4)	(3)	—	—	—	(7)

Net cash provided by (used in) financing activities	12	69	64	(363)	—	(218)

INCREASE IN CASH AND CASH EQUIVALENTS	1	—	67	7	—	75
Effect of exchange rate changes on cash and cash equivalents	—	—	—	8	—	8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	30	98	—	128

CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$97	$113	$—	$211

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2001
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(5)	$(17)	$(5)	$248	$—	$221

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	—	—	(15)	(25)	—	(40)
Purchase of short-term investments	—	—	—	(16)	—	(16)
Proceeds on sale of short-term investments	—	—	—	14	—	14
Investments in subsidiaries	(273)	(273)	—	—	546	—
Other	—	—	—	32	—	32

Net cash (used in) provided by investing activities	(273)	(273)	(15)	5	546	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	(1)	(171)	—	—	(172)
Amounts owed by and to Group undertakings	(10)	28	213	(231)	—	—
Repayment of preference shares	—	(273)	—	—	—	(273)
Proceeds from initial public offering, net of offering costs	282	—	—	—	—	282
Proceeds from issue of shares	6	547	—	—	(546)	7
Other	—	(11)	—	—	—	(11)

Net cash provided by (used in) financing activities	278	290	42	(231)	(546)	(167)

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	22	22	—	44
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	8	80	—	88

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$30	$98	$—	$128

19.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

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

        The entities included in the other Guarantors column are TA I Limited, TA II Limited and TA III Limited.

Condensed Consolidating Statement of Operations

	Year ended December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$2,004	$—	$2,004
Interest income	—	—	—	89	(17)	72

Total revenues	—	—	—	2,093	(17)	2,076

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	2	—	(5)	1,452	(41)	1,408
Non-cash compensation—performance options	—	—	—	20	—	20
Depreciation expense	—	—	—	36	—	36
Amortization of intangible assets	—	—	—	—	3	3
Net gain on disposal of operations	—	—	—	(9)	(2)	(11)

Total expenses	2	—	(5)	1,499	(40)	1,456

OPERATING (LOSS) INCOME	(2)	—	5	594	23	620
Investment income from Group undertakings	68	203	161	408	(840)	—
Interest expense	—	—	(56)	(301)	304	(53)

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	66	203	110	701	(513)	567
INCOME TAX EXPENSE	—	—	37	119	3	159

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	66	203	73	582	(516)	408
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	15	(1)	14
MINORITY INTEREST	—	—	—	—	(8)	(8)
EQUITY ACCOUNT FOR SUBSIDIARIES	348	213	343	—	(904)	—

NET INCOME	$414	$416	$416	$597	$(1,429)	$414

Condensed Consolidating Statement of Operations

	Year ended December 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,661	$—	$1,661
Interest income	—	—	—	104	(30)	74

Total revenues	—	—	—	1,765	(30)	1,735

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	2	—	3	1,243	(34)	1,214
Non-cash compensation—performance options	—	—	—	80	—	80
Depreciation expense	—	—	—	34	—	34
Amortization of intangible assets	—	—	—	—	1	1
Net gain on disposal of operations	—	—	—	(15)	2	(13)

Total expenses	2	—	3	1,342	(31)	1,316

OPERATING (LOSS) INCOME	(2)	—	(3)	423	1	419
Investment income from Group undertakings	—	—	160	221	(381)	—
Interest expense	—	—	(68)	(322)	325	(65)

(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(2)	—	89	322	(55)	354
INCOME TAX EXPENSE	—	—	24	97	20	141

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(2)	—	65	225	(75)	213
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	10	(1)	9
MINORITY INTEREST	—	—	—	(1)	(11)	(12)
EQUITY ACCOUNT FOR SUBSIDIARIES	212	208	143	—	(563)	—

NET INCOME	$210	$208	$208	$234	$(650)	$210

Condensed Consolidating Statement of Operations

	Year ended December 31, 2001
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,357	$—	$1,357
Interest income	1	—	—	98	(32)	67

Total revenues	1	—	—	1,455	(32)	1,424

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	—	12	1,052	(11)	1,054
Non-cash compensation—performance options	—	—	—	158	—	158
Depreciation expense	—	—	—	33	—	33
Amortization of intangible assets	—	—	—	—	35	35
Net gain on disposal of operations	—	—	—	(20)	3	(17)

Total expenses	1	—	12	1,223	27	1,263

OPERATING (LOSS) INCOME	—	—	(12)	232	(59)	161
Investment income from Group undertakings	—	27	117	440	(584)	—
Interest expense	—	—	(82)	(283)	283	(82)

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	—	27	23	389	(360)	79
INCOME TAX EXPENSE	—	—	16	40	6	62

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	—	27	7	349	(366)	17
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	8	(4)	4
MINORITY INTEREST	—	(12)	—	—	(7)	(19)
EQUITY ACCOUNT FOR SUBSIDIARIES	2	(13)	7	—	4	—

NET INCOME	$2	$2	$14	$357	$(373)	$2

Condensed Consolidating Balance Sheet

	As at December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$48	$—	$—	$316	$—	$364
Fiduciary funds—restricted	—	—	—	1,502	—	1,502
Short-term investments	—	—	—	61	—	61
Accounts receivable	7	20	1,511	9,840	(4,398)	6,980
Goodwill and other intangible assets	—	—	—	159	1,186	1,345
Other assets	—	—	—	797	(91)	706
Equity accounted subsidiaries	1,295	1,292	455	4,385	(7,427)	—

TOTAL ASSETS	$1,350	$1,312	$1,966	$17,060	$(10,730)	$10,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$18	$601	$12,013	$(4,422)	$8,210
Other liabilities	26	—	73	1,287	19	1,405

Total liabilities	26	18	674	13,300	(4,403)	9,615

MINORITY INTEREST	—	—	—	1	18	19
STOCKHOLDERS' EQUITY	1,324	1,294	1,292	3,759	(6,345)	1,324

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,350	$1,312	$1,966	$17,060	$(10,730)	$10,958

Condensed Consolidating Balance Sheet

	As at December 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$—	$210	$—	$211
Fiduciary funds—restricted	—	—	—	1,369	—	1,369
Short-term investments	—	—	—	54	—	54
Accounts receivable	—	9	1,544	9,224	(4,188)	6,589
Goodwill and other intangible assets	—	—	—	145	1,117	1,262
Other assets	—	—	4	673	(17)	660
Equity accounted subsidiaries	856	849	18	3,768	(5,491)	—

TOTAL ASSETS	$857	$858	$1,566	$15,443	$(8,579)	$10,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2	$6	$706	$11,269	$(4,258)	$7,725
Other liabilities	1	—	11	1,441	88	1,541

Total liabilities	3	6	717	12,710	(4,170)	9,266

MINORITY INTEREST	—	—	—	2	23	25
STOCKHOLDERS' EQUITY	854	852	849	2,731	(4,432)	854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$857	$858	$1,566	$15,443	$(8,579)	$10,145

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$(1)	$111	$385	$—	$493

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	—	—	—	(57)	—	(57)
Acquisitions of subsidiaries, net of cash acquired	4	—	—	(95)	—	(91)
Purchase of short-term investments	—	—	—	(48)	—	(48)
Proceeds on sale of short-term investments	—	—	—	42	—	42
Other	—	—	—	19	—	19

Net cash provided by (used in) investing activities	4	—	—	(139)	—	(135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(1)	(197)	—	(198)
Amounts owed by and to Group undertakings	3	1	(42)	38	—	—
Proceeds from issue of shares	37	—	—	3	—	40
Dividends paid	5	—	(68)	—	—	(63)
Other	—	—	—	(1)	—	(1)

Net cash provided by (used in) financing activities	45	1	(111)	(157)	—	(222)

INCREASE IN CASH AND CASH EQUIVALENTS	47	—	—	89	—	136
Effect of exchange rate changes on cash and cash equivalents	—	—	—	17	—	17
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	—	210	—	211

CASH AND CASH EQUIVALENTS, END OF YEAR	$48	$—	$—	$316	$—	$364

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$—	$95	$248	$—	$343

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	—	—	—	(47)	—	(47)
Acquisitions of subsidiaries, net of cash acquired	(11)	—	—	(2)	—	(13)
Purchase of short-term investments	—	—	—	(21)	—	(21)
Proceeds on sale of short-term investments	—	—	—	13	—	13
Other	—	—	—	18	—	18

Net cash used in investing activities	(11)	—	—	(39)	—	(50)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(1)	(220)	—	(221)
Amounts owed by and to Group undertakings	12	—	(94)	82	—	—
Proceeds from issue of shares	4	—	—	6	—	10
Other	(4)	—	—	(3)	—	(7)

Net cash provided by (used in) financing activities	12	—	(95)	(135)	—	(218)

INCREASE IN CASH AND CASH EQUIVALENTS	1	—	—	74	—	75
Effect of exchange rate changes on cash and cash equivalents	—	—	—	8	—	8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	—	128	—	128

CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$—	$210	$—	$211

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2001
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(5)	$—	$19	$207	$—	$221

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	—	—	—	(40)	—	(40)
Purchase of short-term investments	—	—	—	(16)	—	(16)
Proceeds on sale of short-term investments	—	—	—	14	—	14
Investment in subsidiaries	(273)	(273)	—	—	546	—
Other	—	—	—	32	—	32

Net cash used in investing activities	(273)	(273)	—	(10)	546	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(1)	(171)	—	(172)
Amounts owed by and to Group undertakings	(10)	(1)	(18)	29	—	—
Repayment of preference shares	—	(273)	—	—	—	(273)
Proceeds from initial public offering, net of offering costs	282	—	—	—	—	282
Proceeds from issue of shares	6	547	—	—	(546)	7
Other	—	—	—	(11)	—	(11)

Net cash provided by (used in) financing activities	278	273	(19)	(153)	(546)	(167)

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—	44	—	44
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	—	88	—	88

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$—	$128	$—	$128

20.   SUBSEQUENT EVENTS

        On January 1, 2004, the Company acquired a further 70%, in addition to the 30% already owned, in Willis A/S, Denmark's largest insurance broker, to improve the Company's market position and broaden its global offering and capabilities on behalf of its clients. Accordingly, Willis A/S will be accounted for as a subsidiary from the date of acquisition. The aggregate purchase price was $57 million which included $17 million of common shares. The aggregate purchase price also includes $6 million of deferred consideration, of which $2 million is payable in common shares.

        The following table summarizes the estimated fair value of the assets and liabilities acquired on a 100% basis as they will be consolidated from January 1, 2004:

(millions)
Current assets	$29
Fixed assets	2
Goodwill and other intangible assets	56
Current liabilities	(26)
Minority interest	(1)

60
Less: Equity investment at December 31, 2003	(3)

Net assets acquired	$57

        The purchase price allocation has yet to be finalized. None of the goodwill will be deductible for tax purposes.

        On February 25, 2004, concurrent with the offering of common stock by certain shareholders of the Company, Willis Group Holdings purchased 4 million common shares directly from the selling shareholders at the underwritten price of $37.03 per share. The total payment of $148 million was funded from cash generated by operations. Upon completion of the transaction the common shares were canceled.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A—Controls and Procedures

        As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

        There have been no significant changes in the Company's internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10—Directors And Executive Officers of the Registrant

        The directors of Willis Group Holdings as of February 27, 2004, are Joseph J. Plumeri, William W. Bradley, James R. Fisher, Todd A. Fisher, Perry Golkin, Paul M. Hazen, Henry R. Kravis, Scott C. Nuttall, Douglas B. Roberts, and George R. Roberts. Effective as of April 21, 2004 Todd A. Fisher, Henry R. Kravis and George R. Roberts have resigned as directors and Joseph A. Califano, Jr., Wendy E. Lane and James F. McCann have been appointed directors of the Company. Information is incorporated herein by reference to the material under the heading "Election of Directors" in the 2004 Proxy Statement for all directors other than Todd A. Fisher, Henry R. Kravis and George R. Roberts, information on whom is set out below together with that of our executive officers:

        Todd A. Fisher—Mr. Fisher, age 38, has been a member of KKR & Co. L.L.C. since January 1, 2001. Mr. Fisher was an executive of KKR from June 1993 to December 31, 2000. Mr. Fisher was an associate at Goldman Sachs & Co. from July 1992 to June 1993. He is also a member of the board of directors of Accuride Corporation, Bristol West Holdings, Inc., Alea Group Holdings (Bermuda) Ltd and Rockwood Specialties, Inc.

        Henry R. Kravis—Mr. Kravis, age 60, is a founding partner of KKR and, since January 1, 1996, has been a managing member of KKR & Co. L.L.C., the limited liability company which is the general partner of KKR. Mr. Kravis is also a general partner of KKR Associates, L.P. and a director of Amphenol Corporation, Borden Chemical, Inc., The Boyds Collection, Ltd., KinderCare Learning Centers, Inc., KSL Recreation Corporation, PRIMEDIA, Inc., Accel-KKR Company, Alliance Imaging, Legrand SA, Lumina Parent/FIMEP and US Natural Resources, Inc.

        George R. Roberts—Mr. Roberts, age 60, is a founding partner of KKR, and, since January 1, 1996, has been a managing member of KKR & Co. L.L.C. Mr. Roberts is also a director of Borden Chemical, Inc., KinderCare Learning Centers, Inc., KSL Recreation Corporation, Owens-Illinois, Inc., PRIMEDIA, Inc., Safeway Inc. and Accel-KKR Company.

        William P. Bowden, Jr.—William P. Bowden, Jr., age 60, joined us on September 1, 2001 as our Group General Counsel and was appointed a member of the Partners Group. Prior to joining us, Mr. Bowden was General Counsel for the Americas of Société Générale for four years, General Counsel of CS First Boston, Inc. for three years and Chief Counsel for the Office of the Comptroller of the Currency, an independent agency of the US Treasury Department, for four years.

        Richard J.S. Bucknall—Richard J.S. Bucknall, age 55, is a member of the Partners Group and was appointed Co-Chief Operating Officer and Vice Chairman on February 6, 2004. His current areas of focus include Global Specialties, International Holdings, and Willis UK. He also has responsibilities for the discontinued United Kingdom underwriting operations. Mr. Bucknall has 37 years of experience in the insurance brokerage industry, of which 18 years have been with us.

        Thomas Colraine—Thomas Colraine, age 45, is a member of the Partners Group and was appointed Co-Chief Operating Officer and Vice Chairman on February 6, 2004. He remains the Group Chief Financial Officer, a position held since September 1997. From January 1995 to October 1996, he was Chief Financial Officer of our North American operations and was Change Program Director from October 1996 to September 1997. Mr. Colraine has 16 years of experience in the insurance brokerage industry, all 16 years of which have been with us.

        Janet Coolick—Janet Coolick, age 60, became a member of the Partners Group and was appointed the Group Chief Administrative Officer on July 1, 2001. Ms. Coolick joined the Willis Group on March 5, 2001 as Executive Vice President and Director, Operational Efficiency. Before joining us, Ms. Coolick spent 15 years with Citigroup Inc., and its predecessors where she held various executive positions including Chief of Staff and Director of Expense Management and Control.

        Christopher M. London—Christopher M. London, age 55, became a member of the Partners Group and was appointed Chief Operating Officer, Global Specialties on November 17, 2003. Mr. London joined the Willis Group in 1975 and has been appointed to a number of executive positions, including within the US, during his time with us. Mr. London has 33 years of experience in the insurance brokerage industry, of which 28 years have been with us.

        Patrick Lucas—Patrick Lucas, age 64, joined the Board of Directors of Willis Group Limited on April 15, 1998 as a non-executive director and became a member of the Partners Group on January 1, 2001. He is the Managing Partner of Gras Savoye & Company and Chairman and Chief Executive Officer of Gras Savoye S.A. and Gras Savoye Ré, positions held since 1991, 1979 and 1976 respectively. Mr. Lucas has 37 years of experience in the insurance brokerage industry.

        Stephen G. Maycock—Stephen G. Maycock, age 51, became a member of the Partners Group on July 1, 2001. He has been the Group Human Resources Director of the Willis Group since he joined in 1996. Prior to joining the Willis Group, he had a global human resources role with S C Johnson & Son Inc., for 13 years. Mr. Maycock has seven years of experience in the insurance brokerage industry, all of which have been with us.

        Grahame J. Millwater—Grahame J. Millwater, age 40, became a member of the Partners Group on December 18, 2001. He is the Chief Executive Officer of Global Markets and Willis Re, positions held since December 18, 2001 and February 6, 2004, respectively. Mr. Millwater joined the Willis Group in September 1985 and has had several additional cross Group responsibilities during his career with us. Mr. Millwater has 18 years of experience in the insurance brokerage industry, all of which have been with us.

        John M. Pelly—John M. Pelly, age 51, is a member of the Partners Group. He is Chairman of Willis Re and Global Markets, positions held since 1995 and February 6, 2004, respectively. He was also Chief Executive Officer of Willis Re between 1995 and February 6, 2004. Mr. Pelly has 32 years of experience in the insurance brokerage industry, all of which have been with us. Mr. Pelly is also a non-executive director of Mitsui Sumitomo Insurance (London Management) Limited.

        James A. Ratcliffe—James A. Ratcliffe, age 50, became a member of the Partners Group on December 18, 2001 and is the Chief Executive Officer of Global Specialties. Mr. Ratcliffe joined us in September 1999 as Managing Director of the Aerospace Division. Prior to joining us, Mr. Ratcliffe was part of the Granada Group Plc for five years, encompassing responsibilities as the Managing Director of the Granada UK Rental Group and Managing Director of Granada's Air Travel Group of companies. Prior to joining Granada Group, he was Managing Director of ADT Security Systems, Britain's largest electronic security company. Mr. Ratcliffe has 4 years of experience in the insurance brokerage industry, all of which have been with us.

        Sarah J. Turvill—Sarah J. Turvill, age 50, became a member of the Partners Group on July 1, 2001. Miss Turvill joined the Willis Group in May 1978 and for over the last 10 years has had a senior management role in the growth of our international activities, particularly in Europe where she was Managing Director from 1995 to 2001. Since July 1, 2001 Miss Turvill has been the Chief Executive Officer of Willis Group's International operations. She has 26 years of experience in the insurance brokerage industry, all of which have been with us.

        Mario Vitale—Mario Vitale, age 48, is a member of the Partners Group and Chief Executive Officer of Willis North America. Mr. Vitale joined us as a Group Executive Vice President—Group Sales and Marketing on November 13, 2000 and was Chairman of Willis Risk Solutions from September 2002 to January 2003. Prior to joining the Willis Group, Mr. Vitale was President of the Risk Management Division of Kemper Insurance Company for one year and President of the Risk Management Division of Reliance National with full global responsibilities for 13 years. He is also on the Board of Directors of the College of Insurance in New York. Mr. Vitale has 27 years of experience in the insurance industry.

        Messrs. Kravis and Roberts are first cousins.

        The information under the heading "Section 16 Beneficial Ownership Compliance" in the 2004 Proxy Statement is incorporated herein by reference.

Ethical Code

        We have adopted an Ethical Code applicable to all our employees which includes our Chairman and Chief Executive Officer, the Group Chief Financial Officer, the Group Financial Controller and all those involved in the Company's accounting functions. The Ethical Code is posted in the Corporate Governance Section on our website at www.willis.com. A copy is also available free of charge upon written or verbal request from the Company Secretary, Willis Group Holdings Limited, c/o Willis Group Limited, Ten Trinity Square, London EC3P 3AX or by telephone to +44 20 7481 7094.

Item 11—Executive Compensation

        The information under the heading "Executive Compensation" in the 2004 Proxy Statement is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information under the heading "Security Ownership" in the 2004 Proxy Statement is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions

        The information under the heading "Transactions with Management and Others" in the 2004 Proxy Statement is incorporated herein by reference.

Item 14—Principal Accounting Fees and Services

        The information under the heading "Fees to Deloitte & Touche LLP" in the 2004 Proxy Statement is incorporated herein by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as a part of this report:

(1)
Consolidated Financial Statements of Willis Group Holdings Limited consisting of:

(a)
Report of Independent Auditors.

(b)
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003.

(c)
Consolidated Balance Sheets as of December 31, 2003, 2002 and 2001.

(d)
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003.

(e)
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2003.

(f)
Notes to the Consolidated Financial Statements.

(2)
Consolidated Financial Statement Schedules consisting of:

(a)
Schedule II—Valuation and Qualifying Accounts.

        All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

  (3)
  Exhibits:

3.1	Memorandum of Association of Willis Group Holdings Limited, dated February 8, 2001, as altered by registration pursuant to the Companies Act 1981 of Bermuda on April 10, 2001 (incorporated by reference to Exhibit No 3.1 to Registration Statement No. 33-60982)
3.2	Form of Bye-Laws of Willis Group Holdings Limited (incorporated by reference to Exhibit No 3.2 to Registration Statement No. 333-60892)
3.3	Memorandum of Increase in the Share Capital of Willis Group Holdings Limited (incorporated by reference to Exhibit No. 3.3 to Registration Statement No. 333-60982)
4.1	Form of Specimen Certificate for Registrant's Common Stock (incorporated by reference to Exhibit No. 4.1 to Registration Statement No. 333-60982)
4.2
Registration Rights Agreement, dated December 18, 1998, between TA I Limited and Profit Sharing (Overseas), Limited Partnership (the "Profit Sharing Registration Rights Agreement") (incorporated by reference to Exhibit No 4.2 to Registration Statement No. 333-60892)
4.3	Amendment No. 1 to the Profit Sharing Registration Rights Agreement (incorporated by reference to Exhibit No 4.3 to Registration Statement No. 333-60892)
4.4	Amendment to the Carrier Agreements relating to, among other things, the Consortium Registration Rights Agreement (incorporated by reference to Exhibit No. 4.6 to Registration Statement No. 333-60892)
4.5
Management and Employee Shareholders' and Subscription Agreement, dated as of December 20, 1999, among TA I Limited, Mourant & Co. Trustees Limited, and certain management members of TA I Limited and subsidiaries (the "Management Registration Rights Agreement") (incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-60982)

4.6	Global Amendment to the Equity Participation Plan Agreements of TA I Limited (incorporated by reference to Exhibit No. 4.7 to Registration Statement No. 333-60892)
10.1
Credit Agreement, dated as of December 4, 2003, among Willis North America, Inc., Willis Group Holdings Limited, the lenders party thereto and Banc of America Securities Limited, as administrative agent (incorporated by reference to Exhibit No. 10.1 to Registration Statement No. 333-112354)
10.2	Willis Group Holdings Limited Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit No. 4.3 to Registration Statement No. 333-63186)
10.3	Willis Group Holdings Limited Non-Employee Directors' Share Option Plan (incorporated by reference to Exhibit No. 4.4 to Registration Statement No. 333-63186)
10.4	Amended and Restated 1998 Share Purchase and Option Plan for Key Employees of Willis Group Holdings Limited (incorporated by reference to Exhibit No. 4.5 to Registration Statement No. 333-63186)
10.5	Amended and Restated Willis Award Plan for Key Employees of Willis Group Holdings Limited (incorporated by reference to Exhibit No. 4.6 to Registration Statement No. 333-63186)
10.6	Willis Group Holdings Limited 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit No. 10.8 to Registration Statement No. 333-60982)
10.7	The Willis Group Holdings Limited 2001 Bonus and Stock Plan (incorporated by reference to Exhibit No. 4.8 to Registration No. 333-63186)
10.8	Willis Group Holdings Limited North America 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 4.3 to Registration Statement No. 333-62780)
10.9	Willis North America Inc. Financial Security Partnership Plan (incorporated by reference to Exhibit No. 4.3 to Registration Statement No. 333-67466)
10.10	Guarantee by Willis Corroon Group Limited of pension plan of Brian Johnson (incorporated by reference to Exhibit No. 10.11 to Registration Statement No. 333-74483)
10.11	Form of Willis Group Holdings Limited Zero Cost Share Option Scheme (incorporated by reference to Exhibit No. 10.12 to Registration Statement No. 333-74483)
10.12	Form of Amendment to TA I Limited Zero Cost Share Option Scheme (incorporated by reference to Exhibit No. 10.12 to Registration Statement No. 333-60982)
10.13
Agreement, dated July 23, 1997, among Assurances Générales de France IART, UAP Incendie-Accidents, Athéna, Gras Savoye Euro Finance S.A., Mr. Emmanuel Gras, Mr. Patrick Lucas, Mr. Daniel Naftalski, Willis Corroon Group plc, Willis Corroon Europe B.V., and Gras Savoye & Cie, along with Amendment No. 1 thereto, dated December 11, 1997, and Addendum thereto dated July 23, 1997 (incorporated by reference to Exhibit No. 2.11 to Registration Statement No. 333-74483)

10.14
Form of Employment Agreement—Thomas Colraine (incorporated by reference to Exhibit No. 10.20 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2002)
10.15
Form of Employment Agreement—Richard J. S. Bucknall (incorporated by reference to Exhibit No. 10.21 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2002)
10.16	Form of Employment Agreement—John M. Pelly (incorporated by reference to Exhibit No. 10.22 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2002)
10.17	Form of Employment Agreement—Mario Vitale (incorporated by reference to Exhibit No. 10.23 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2002)
10.18
Form of Amended and Restricted Employment Agreement, dated as of March 26, 2001, between Willis Group Holdings Limited and Joseph J. Plumeri (incorporated by reference to Exhibit No.10.9 to Registration Statement No. 333-60982)
10.19
Second Amendment to the Amended and Restated Employment Agreement between Willis Group Holdings Limited and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.25 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2002)
10.20	Second Amended and Restated Employment Agreement, dated as of June 1, 2003, between Willis Group Holdings Limited, Willis North America, Inc. and Joseph J. Plumeri
14.1	Ethical Code
21.1	List of subsidiaries
23.1	Consent of Deloitte & Touche LLP
24.1	Powers of Attorney of the Registrant (incorporated by reference to Exhibit No. 24.1 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2002)
31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350
32.2	Certification Pursuant to 18 U.S.C. Section 1350
(b)
Current reports on Form 8-K were filed during the fiscal quarter ended December 31, 2003 on the following dates for the items indicated:

•
October 22, 2003, Items 7 and 12 announcing earnings for the third quarter of 2003.

•
December 4, 2003, Item 9 reporting the completion of a $600 million credit agreement, consisting of a $450 million 5-year term loan facility and a $150 million revolving credit facility.

SCHEDULE II

WILLIS GROUP HOLDINGS LIMITED
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions		Foreign exchange differences	Balance at end of year
	(million)
Year ended December 31, 2003
Provision for bad and doubtful debts	$30	$2	$(2)		$2	$32
Deferred tax valuation allowance	100	2	—		12	114

Year ended December 31, 2002
Provision for bad and doubtful debts	$25	$5	$(2)		$2	$30
Deferred tax valuation allowance	92	1	(3)		10	100

Year ended December 31, 2001
Provision for bad and doubtful debts	$24	$10	$(8	)(1)	$(1)	$25
Deferred tax valuation allowance	101	—	(6)		(3)	92

(1)
Includes $6 million relating to dispositions.

S-1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS GROUP HOLDINGS LIMITED (Registrant)
Date: London, March 15, 2004	By:	/s/ THOMAS COLRAINE Thomas Colraine Co-Chief Operating Officer, Vice Chairman and Group Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 15th day of March 2004.

GEORGE R. ROBERTS* George R. Roberts Director	HENRY R. KRAVIS* Henry R. Kravis Director
/s/ JOSEPH J. PLUMERI Joseph J. Plumeri Director	PERRY GOLKIN* Perry Golkin Director
TODD A. FISHER* Todd A. Fisher Director	SCOTT C. NUTTALL* Scott C. Nuttall Director
PAUL M. HAZEN* Paul M. Hazen Director	WILLIAM W. BRADLEY* William W. Bradley Director
JAMES R. FISHER* James R. Fisher Director	DOUGLAS B. ROBERTS* Douglas B. Roberts Director

        William P Bowden Jr., pursuant to the Power of Attorney executed by each of the individuals whose name is followed by an (*) and filed herewith, by signing his name hereunto does hereby sign and execute this Form 10-K of Willis Group Holdings Limited on behalf of such individual in the capacities in which the names of each appear above.

/s/ WILLIAM P BOWDEN JR. William P Bowden Jr.

QuickLinks

Certain Definitions
Table Of Contents
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
PART I
  Item 1—Business
  Item 2—Properties
  Item 3—Legal Proceedings
  Item 4—Submission of Matters to a Vote of Security Holders
PART II
  Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6—Selected Financial Data
  Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A—Quantitative and Qualitative Disclosures about Market Risk
WILLIS GROUP HOLDINGS LIMITED
  Item 8—Financial Statements and Supplementary Data
Index to Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
WILLIS GROUP HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF OPERATIONS
WILLIS GROUP HOLDINGS LIMITED CONSOLIDATED BALANCE SHEETS
WILLIS GROUP HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF CASH FLOWS
WILLIS GROUP HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
WILLIS GROUP HOLDINGS LIMITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A—Controls and Procedures
PART III
  Item 10—Directors And Executive Officers of the Registrant
  Item 11—Executive Compensation
  Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13—Certain Relationships and Related Transactions
  Item 14—Principal Accounting Fees and Services
PART IV
  Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K
  SCHEDULE II
SIGNATURES