Form 10-Q
period 2004-03-31
WILLIS GROUP HOLDINGS LTD
filed 2004-05-10
CIK 1140536

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2004
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

        As of April 30, 2004, there were outstanding 158,450,732 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2004	2003
	(millions, except per share data) (unaudited)
REVENUES:
Commissions and fees	$648	$540
Interest income	17	15

Total revenues	665	555

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	417	351
Non-cash compensation—performance options	2	8
Depreciation expense	11	9
Amortization of intangible assets	1	1

Total expenses	431	369

OPERATING INCOME	234	186
Interest expense	5	15
Premium on redemption of subordinated notes	17	—

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	212	171
INCOME TAXES	72	61

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	140	110
EQUITY IN NET INCOME OF ASSOCIATES	12	10
MINORITY INTEREST	(4)	(3)

NET INCOME	$148	$117

NET INCOME PER SHARE (Note 5)
—Basic	$0.94	$0.79
—Diluted	$0.87	$0.69

AVERAGE NUMBER OF SHARES OUTSTANDING (Note 5)
—Basic	158	149
—Diluted	170	169

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(millions, except share data) (unaudited)
ASSETS
Cash and cash equivalents	$211	$364
Fiduciary funds—restricted	1,616	1,502
Short-term investments	66	61
Accounts receivable, net of allowance for doubtful accounts of $32 in 2004 and $32 in 2003	8,797	6,980
Fixed assets, net of accumulated depreciation of $174 in 2004 and $161 in 2003	242	249
Goodwill and other intangible assets, net of accumulated amortization of $122 in 2004 and $121 in 2003	1,416	1,345
Investments in associates	127	118
Deferred tax assets	133	141
Other assets	259	198

TOTAL ASSETS	$12,867	$10,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$10,142	$8,210
Deferred revenue and accrued expenses	221	327
Income taxes payable	169	137
Long-term debt (Note 6)	300	370
Other liabilities	667	571

Total liabilities	11,499	9,615

COMMITMENTS AND CONTINGENCIES (Note 7)
MINORITY INTEREST	19	19
STOCKHOLDERS' EQUITY:
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 157,902,974 shares in 2004 and 159,083,048 shares in 2003	—	—
Additional paid-in capital	995	1,100
Retained earnings	485	367
Accumulated other comprehensive loss (Note 9)	(114)	(126)
Treasury stock, at cost, 775,790 shares in 2004 and 811,370 shares in 2003	(17)	(17)

Total stockholders' equity	1,349	1,324

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,867	$10,958

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2004	2003
	(millions) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$148	$117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11	9
Amortization of intangible assets	1	1
Provision for doubtful accounts	—	3
Minority interest	3	1
Provision for deferred income taxes	6	1
Subordinated debt redemption expense	17	—
Non-cash compensation—performance options	2	8
Other	13	(19)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	(110)	(173)
Accounts receivable	(1,712)	(1,733)
Accounts payable	1,808	1,919
Other assets and liabilities	(24)	(39)

Net cash provided by operating activities	163	95

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of fixed assets	—	1
Additions to fixed assets	(13)	(9)
Acquisitions of subsidiaries, net of cash acquired	(49)	(48)
Purchase of short-term investments	(14)	(3)
Proceeds on sale of short-term investments	11	—

Net cash used in investing activities	(65)	(59)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(370)	(68)
Draw down of term loans	300	—
Subordinated debt redemption expense	(17)	—
Repurchase of shares	(148)	—
Proceeds from issue of shares	9	10
Dividends paid	(26)	—

Net cash used in financing activities	(252)	(58)

DECREASE IN CASH AND CASH EQUIVALENTS	(154)	(22)
Effect of exchange rate changes on cash and cash equivalents	1	—
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	364	211

CASH AND CASH EQUIVALENTS, END OF PERIOD	$211	$189

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

        The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the three month period ended March 31, 2004 may not necessarily be indicative of the operating results that may be incurred for the entire fiscal year.

        The December 31, 2003 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Interim Financial Statements should be read in conjunction with the Company's consolidated balance sheets as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2003 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        Stock-based compensation—The Company accounts for its stock option and stock-based compensation plans using the intrinsic-value method prescribed in Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees ("APB 25"). Accordingly, the Company computes compensation costs for each employee stock option granted as the amount by which the quoted market price of the Company's shares on the date of the grant exceeds the amount the employee must pay to acquire the shares.

        Had compensation expense for such plans been determined consistent with the fair value method prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for

Stock-Based Compensation, using the Black-Scholes option-pricing model, the Company's pro forma net income and net income per share would have been:

	Three months ended March 31,
	2004	2003
Net income, as reported	$148	$117
Add: Non-cash compensation expense—performance options included in reported net income, net of related tax of $nil in 2004 and $2 in 2003	2	6
Less: Total stock-based employee compensation expense determined under FAS 123 for all awards, net of related tax	(2)	(1)

Net income, pro forma	$148	$122

Net income per share:
Basic:
As reported	$0.94	$0.79
Pro forma	$0.94	$0.82
Diluted:
As reported	$0.87	$0.69
Pro forma	$0.87	$0.72

3. DERIVATIVE FINANCIAL INSTRUMENTS

        The financial risks the Company manages through the use of financial instruments are interest rate risk and foreign currency risk. The Company's Board of Directors reviews and agrees on policies for managing each of these risks. The Company has applied SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133" ), as amended by SFAS 149, in accounting for these financial instruments.

        Interest rate contracts—The fair values of interest rate contracts are recorded in other assets and liabilities on the balance sheet. Changes in fair value of contracts that are effective cash flow hedges are recorded as a component of other comprehensive income with $nil recorded for the three month period ended March 31, 2004 (2003: gain $1 million). Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings.

        For interest rate contracts not qualifying for hedge accounting the Company has recorded $nil in general and administrative expenses, representing the change in fair value for the three month period ended March 31, 2004 (2003: loss $1 million).

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

        For the three month period ended March 31, 2004, the Company has recorded a gain of $7 million in other comprehensive income relating to changes in fair value on contracts which are effective cash flow hedges (2003: loss $6 million). For contracts not qualifying for hedge accounting the Company has recorded $nil in general and administrative expenses, representing the change in fair value for the three month period ended March 31, 2004 (2003: $nil).

4. PENSION PLANS

        The components of the net periodic benefit cost (income) of the UK and US defined benefit plans are as follows:

	Three months ended March 31,
	UK Pension Benefits		US Pension Benefits
	2004	2003	2004	2003
	(millions)
Components of net periodic benefit cost (income):
Service cost	$10	$7	$5	$4
Interest cost	21	17	7	7
Expected return on plan assets	(28)	(24)	(8)	(7)
Amortization of unrecognized prior service gain	(1)	(1)	—	—
Amortization of unrecognized actuarial loss	—	—	—	1

Net periodic benefit cost (income)	$2	$(1)	$4	$5

        The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $30 million and $14 million in 2004 to the UK and US defined benefit pension plans, respectively. As of March 31, 2004, $8 million and $2 million of contributions have been made to the UK and US defined benefit pension plans, respectively.

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

        For the three month period ended March 31, 2004, time-based and performance-based options to purchase 19.2 million and 6.2 million (2003: 19.9 million and 9.2 million) shares, respectively, and

0.5 million restricted shares (2003: 0.3 million), were outstanding. Basic and diluted net income per share are as follows:

	Three months ended March 31,
	2004	2003
	(millions, except per share data)
Basic average number of shares outstanding	158	149
Dilutive effect of potentially issuable shares	12	20

Diluted average number of shares outstanding	170	169

Basic net income per share	$0.94	$0.79
Dilutive effect of potentially issuable shares	(0.07)	(0.10)

Diluted net income per share	$0.87	$0.69

        Options to purchase 5.2 million shares for the three month period ended March 31, 2004 were not included in the computation of the dilutive effect of stock options because the effect was antidilutive (2003: nil).

6. LONG-TERM DEBT

        Long-term debt consists of the following:

	March 31, 2004	December 31, 2003
Senior Credit Facility, term loans	$300	$—
9% senior subordinated notes, due 2009	—	370

	$300	$370

        On December 4, 2003, the Company entered into a credit agreement providing a $450 million term loan facility and a $150 million revolving credit facility. Borrowings under the term loan facility may be made until June 1, 2004. $150 million of the term loan facility matures on each of the third, fourth and fifth anniversaries of the agreement. The revolving credit facility is available until December 4, 2008.

        On February 2, 2004, the Company redeemed all the outstanding 9% senior subordinated notes at a redemption price of 104.5%. On the same day, the Company drew down $300 million of term loans under the senior credit facility.

        At March 31, 2004, there remained undrawn $150 million under the term loan facility and $150 million under the revolving credit facility.

7. COMMITMENTS AND CONTINGENCIES

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

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Three months ended March 31,
	2004	2003
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$21	$37
Cash payments for interest	$17	$24

Supplemental disclosures of non-cash flow investing and financing activities:
Purchase of fixed assets	$—	$1
Issue of stock on acquisition of subsidiaries	18	6
Deferred payments on acquisitions of subsidiaries	5	4
Acquisitions:
Fair value of assets acquired	34	5
Less: liabilities assumed	(28)	—
cash acquired	(6)	—

Acquisitions, net of cash acquired	$—	$5

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of comprehensive income are as follows:

	Three months ended March 31,
	2004	2003
	(millions)
Net income	$148	$117
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5	—
Unrealized holding loss	—	(1)
Net gain (loss) on derivative instruments (net of tax of $(3) in 2004 and $2 in 2003)	7	(5)

Other comprehensive income (loss) (net of tax of $(3) in 2004 and $2 in 2003)	12	(6)

Comprehensive income	$160	$111

        The components of accumulated other comprehensive loss are as follows:

	March 31, 2004	December 31, 2003
	(millions)
Net foreign currency translation adjustment	$(7)	$(12)
Net minimum pension liability adjustment	(149)	(149)
Net gain on derivative instruments	42	35

Accumulated other comprehensive loss	$(114)	$(126)

10. SEGMENT INFORMATION

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

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$648	$—	$648
Interest income	—	—	2	19	(4)	17

Total revenues	—	—	2	667	(4)	665

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	(4)	(1)	442	(21)	417
Non-cash compensation—performance options	—	—	—	2	—	2
Depreciation expense	—	—	3	8	—	11
Amortization of intangible assets	—	—	—	—	1	1

Total expenses	1	(4)	2	452	(20)	431

OPERATING (LOSS) INCOME	(1)	4	—	215	16	234
Investment income from Group undertakings	155	678	10	6	(849)	—
Interest expense	—	(54)	(4)	(21)	74	(5)
Premium on redemption of Subordinated notes	—	—	(17)	—	—	(17)

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	154	628	(11)	200	(759)	212
INCOME TAXES	—	4	(4)	78	(6)	72

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	154	624	(7)	122	(753)	140
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	12	—	12
MINORITY INTEREST	—	—	—	(1)	(3)	(4)
EQUITY ACCOUNT FOR SUBSIDIARIES	(6)	(475)	32	—	449	—

NET INCOME	$148	$149	$25	$133	$(307)	$148

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$540	$—	$540
Interest income	—	—	2	17	(4)	15

Total revenues	—	—	2	557	(4)	555

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	3	(5)	349	3	351
Non-cash compensation—performance options	—	—	—	8	—	8
Depreciation expense	—	—	2	7	—	9
Amortization of intangible assets	—	—	—	—	1	1

Total expenses	1	3	(3)	364	4	369

OPERATING (LOSS) INCOME	(1)	(3)	5	193	(8)	186
Investment income from Group undertakings	—	57	10	10	(77)	—
Interest expense	—	(62)	(14)	(10)	71	(15)

(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	(8)	1	193	(14)	171
INCOME TAXES	—	(2)	—	60	3	61

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	(6)	1	133	(17)	110
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	8	2	10
MINORITY INTEREST	—	—	—	—	(3)	(3)
EQUITY ACCOUNT FOR SUBSIDIARIES	118	124	22	—	(264)	—

NET INCOME	$117	$118	$23	$141	$(282)	$117

Condensed Consolidating Balance Sheets

	As at March 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$28	$182	$—	$211
Fiduciary funds—restricted	—	—	91	1,525	—	1,616
Accounts receivable	16	2,564	969	9,587	(4,339)	8,797
Goodwill and other intangible assets	—	—	—	162	1,254	1,416
Other assets	—	67	39	775	(54)	827
Equity accounted subsidiaries	1,378	2,193	482	1,779	(5,832)	—

TOTAL ASSETS	$1,395	$4,824	$1,609	$14,010	$(8,971)	$12,867

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$3,391	$645	$10,475	$(4,369)	$10,142
Deferred revenue and accrued expenses	—	(1)	1	226	(5)	221
Other liabilities	46	109	350	624	7	1,136

Total liabilities	46	3,499	996	11,325	(4,367)	11,499

MINORITY INTEREST	—	—	—	4	15	19
STOCKHOLDERS' EQUITY	1,349	1,325	613	2,681	(4,619)	1,349

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,395	$4,824	$1,609	$14,010	$(8,971)	$12,867

	As at December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$48	$9	$148	$159	$—	$364
Fiduciary funds—restricted	—	—	97	1,405	—	1,502
Short-term investments	—	—	—	61	—	61
Accounts receivable	7	2,687	876	7,808	(4,398)	6,980
Goodwill and other intangible assets	—	—	—	159	1,186	1,345
Other assets	—	52	69	676	(91)	706
Equity accounted subsidiaries	1,295	2,014	541	1,713	(5,563)	—

TOTAL ASSETS	$1,350	$4,762	$1,731	$11,981	$(8,866)	$10,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$3,377	$681	$8,574	$(4,422)	$8,210
Other liabilities	26	91	431	838	19	1,405

Total liabilities	26	3,468	1,112	9,412	(4,403)	9,615

MINORITY INTEREST	—	—	—	1	18	19
STOCKHOLDERS' EQUITY	1,324	1,294	619	2,568	(4,481)	1,324

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,350	$4,762	$1,731	$11,981	$(8,866)	$10,958

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$11	$35	$117	$—	$163

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	(36)	—	—	(13)	—	(49)
Other	—	—	(1)	(15)	—	(16)

Net cash used in investing activities	(36)	—	(1)	(28)	—	(65)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(370)	—	—	(370)
Draw down of term loans	—	—	300	—	—	300
Amounts owed by and to Group undertakings	2	134	(67)	(69)	—	—
Repurchase of shares	(148)	—	—	—	—	(148)
Other	137	(154)	(17)	—	—	(34)

Net cash used in financing activities	(9)	(20)	(154)	(69)	—	(252)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45)	(9)	(120)	20	—	(154)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48	9	148	159	—	364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$—	$28	$180	$—	$211

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(8)	$(21)	$124	$—	$95

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of fixed assets	—	—	—	1	—	1
Additions to fixed assets	—	—	—	(9)	—	(9)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(48)	—	(48)
Purchase of short-term investments	—	—	—	(3)	—	(3)

Net cash used in investing activities	—	—	—	(59)	—	(59)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(68)	—	—	(68)
Amounts owed by and to Group undertakings	(7)	8	62	(63)	—	—
Proceeds from issue of shares	10	—	—	—	—	10

Net cash provided by (used in) financing activities	3	8	(6)	(63)	—	(58)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	—	(27)	2	—	(22)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	97	113	—	211

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4	$—	$70	$115	$—	$189

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

        The entities included in the other Guarantors column are TA I Limited, TA II Limited and TA III Limited.

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$648	$—	$648
Interest income	—	—	—	21	(4)	17

Total revenues	—	—	—	669	(4)	665

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	—	(1)	438	(21)	417
Non-cash compensation—performance options	—	—	—	2	—	2
Depreciation expense	—	—	—	11	—	11
Amortization of intangible assets	—	—	—	—	1	1

Total expenses	1	—	(1)	451	(20)	431

OPERATING (LOSS) INCOME	(1)	—	1	218	16	234
Investment income from Group undertakings	155	464	40	190	(849)	—
Interest expense	—	—	(11)	(68)	74	(5)
Premium on redemption of Subordinated notes	—	—	—	(17)	—	(17)

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	154	464	30	323	(759)	212
INCOME TAXES	—	—	11	67	(6)	72

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	154	464	19	256	(753)	140
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	12	—	12
MINORITY INTEREST	—	—	—	(1)	(3)	(4)
EQUITY ACCOUNT FOR SUBSIDIARIES	(6)	(315)	130	—	191	—

NET INCOME	$148	$149	$149	$267	$(565)	$148

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$540	$—	$540
Interest income	—	—	—	19	(4)	15

Total revenues	—	—	—	559	(4)	555

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	—	—	347	3	351
Non-cash compensation—performance options	—	—	—	8	—	8
Depreciation expense	—	—	—	9	—	9
Amortization of intangible assets	—	—	—	—	1	1

Total expenses	1	—	—	364	4	369

OPERATING (LOSS) INCOME	(1)	—	—	195	(8)	186
Investment income from Group undertakings	—	—	39	43	(82)	—
Interest expense	—	—	(16)	(75)	76	(15)

(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	23	163	(14)	171
INCOME TAXES	—	—	7	51	3	61

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	16	112	(17)	110
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	8	2	10
MINORITY INTEREST	—	—	—	—	(3)	(3)
EQUITY ACCOUNT FOR SUBSIDIARIES	118	118	102	—	(338)	—

NET INCOME	$117	$118	$118	$120	$(356)	$117

Condensed Consolidated Balance Sheets

	As at March 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$—	$210	$—	$211
Fiduciary funds—restricted	—	—	—	1,616	—	1,616
Accounts receivable	16	20	1,397	11,703	(4,339)	8,797
Goodwill and other intangible assets	—	—	—	162	1,254	1,416
Other assets	—	—	—	881	(54)	827
Equity accounted subsidiaries	1,378	1,323	623	4,522	(7,846)	—

TOTAL ASSETS	$1,395	$1,343	$2,020	$19,094	$(10,985)	$12,867

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$18	$612	$13,881	$(4,369)	$10,142
Deferred revenue and accrued expenses	—	—	—	226	(5)	221
Other liabilities	46	—	85	998	7	1,136

Total liabilities	$46	$18	$697	$15,105	$(4,367)	$11,499

MINORITY INTEREST	—	—	—	4	15	19
STOCKHOLDERS' EQUITY	1,349	1,325	1,323	3,985	(6,633)	1,349

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,395	$1,343	$2,020	$19,094	$(10,985)	$12,867

	As at December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$48	$—	$—	$316	$—	$364
Fiduciary funds—restricted	—	—	—	1,502	—	1,502
Short-term investments	—	—	—	61	—	61
Accounts receivable	7	20	1,511	9,840	(4,398)	6,980
Goodwill and other intangible assets	—	—	—	159	1,186	1,345
Other assets	—	—	—	797	(91)	706
Equity accounted subsidiaries	1,295	1,292	455	4,385	(7,427)	—

TOTAL ASSETS	$1,350	$1,312	$1,966	$17,060	$(10,730)	$10,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$18	$601	$12,013	$(4,422)	$8,210
Other liabilities	26	—	73	1,287	19	1,405

Total liabilities	$26	$18	$674	$13,300	$(4,403)	$9,615

MINORITY INTEREST	—	—	—	1	18	19
STOCKHOLDERS' EQUITY	1,324	1,294	1,292	3,759	(6,345)	1,324

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,350	$1,312	$1,966	$17,060	$(10,730)	$10,958

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$—	$31	$132	$—	$163

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	(36)	—	—	(13)	—	(49)
Other	—	—	—	(16)	—	(16)

Net cash used in investing activities	(36)	—	—	(29)	—	(65)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	—	(370)	—	(370)
Draw down of term loans	—	—	—	300	—	300
Amounts owed by and to Group undertakings	2	—	124	(126)	—	—
Repurchase of shares	(148)	—	—	—	—	(148)
Other	137	—	(155)	(16)	—	(34)

Net cash used in financing activities	(9)	—	(31)	(212)	—	(252)

DECREASE IN CASH AND CASH EQUIVALENTS	(45)	—	—	(109)	—	(154)
Effect of exchange rates changes on cash and cash equivalents	—	—	—	1	—	1
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48	—	—	316	—	364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$—	$—	$208	$—	$211

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$—	$23	$72	$—	$95

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of fixed assets	—	—	—	1	—	1
Additions to fixed assets	—	—	—	(9)	—	(9)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(48)	—	(48)
Purchase of short-term investments	—	—	—	(3)	—	(3)

Net cash used in investing activities	—	—	—	(59)	—	(59)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	—	(68)	—	(68)
Amounts owed by and to Group undertakings	(7)	—	(23)	30	—	—
Proceeds from issue of shares	10	—	—	—	—	10

Net cash provided by (used in) financing activities	3	—	(23)	(38)	—	(58)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	—	—	(25)	—	(22)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	—	210	—	211

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4	$—	$—	$185	$—	$189

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        Revenues for the quarter ended March 31, 2004 increased by 20% compared to the corresponding period of 2003 with approximately 9% coming from net new business growth, approximately 8% from the effects of foreign exchange and approximately 3% from the net effect of acquisitions and disposals.

        Our operating margin increased to 35.2% in the first quarter of 2004, up from 33.5% in the corresponding period of 2003 on a reported basis. Excluding the impact of non-cash compensation charges for performance-based stock options and a non-recurring premium on the redemption of subordinated debt as described below, our operating margin was 35.5% in the first quarter of 2004, up from 35.0% a year ago.

        Net income per diluted share in the first quarter of 2004 was up 26% over the corresponding period of 2003 on a reported basis and 29% excluding the impact of non-cash compensation charges for performance-based stock options and a non-recurring premium on redemption of subordinated debt as described below.

        During the quarter, we invested further in our global network by acquiring 100% ownership (previously 30% owned) of Willis A/S, Denmark's largest insurance broker, and two reinsurance businesses in Denmark and Italy. In April 2004, we announced that we had received approval from the China Insurance Regulatory Commission to complete the purchase of a 50% equity stake in Shanghai Pudong Insurance Brokers Ltd.

        In February 2004, we redeemed all the $370 million outstanding of 9% senior subordinated notes and we repurchased 4,000,000 shares of our common stock at a cost of $148 million concurrently with a secondary offering of our shares. We also announced a 15% increase in our dividend to an annual rate of $0.75, effective from the April 2004 payment.

Critical accounting estimates

        The accounting estimates or assumptions that management considers to be the most important to the presentation of the Company's financial condition or operating performance were discussed in our Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant additions or changes to these estimates or assumptions in the first quarter of 2004.

Revenues

        Total revenues increased by 20% to $665 million in the first quarter of 2004 from $555 million in the same period last year. Excluding the effects of foreign currency exchange rate movements of 8% and the effects of acquisitions and disposals of 3%, total revenues on an underlying basis were 9% higher in the first quarter of 2004 than in the first quarter of 2003 attributable to net new business growth. The impact from premium rates was immaterial. Premium rates continued to moderate during the quarter, with declines in some property lines and modest increases in casualty and professional liability lines.

        Global:    Revenues generated by our Global business increased by 17% to $351 million in the first quarter of 2004. Approximately 9% of the increase in revenues arose from the effects of foreign currency exchange rate movements. The effect of acquisitions and disposals accounted for a further 1%. Adjusting for these effects, revenues on an underlying basis increased by 7%. Good performances in Global Markets and Reinsurance business units contributed to this growth although there was some easing in aerospace and marine renewals. Our European reinsurance platform was enhanced with two acquisitions in Denmark and Italy early in 2004.

        North America:    Revenues generated by our North America business increased by 11% to $175 million in the first quarter of 2004 attributable to solid contributions from our middle market, large account and specialty practices (notably executive risk, employee benefits and construction) through new business development (including Fortune 1000 accounts) and recruitment.

        International:    Revenues generated by our International business increased by 45% to $139 million in the first quarter of 2004. Foreign currency exchange rate movements accounted for approximately 17% of the reported increase in revenues, and the effect of acquisitions and disposals accounted for a further 17%. Adjusting for these items, International's revenues on an underlying basis increased by 11%, led by good performance in Continental Europe and Latin America. In January 2004, we acquired the remaining 70% interest in Willis A/S, Denmark's largest insurance broker, with annualized revenues of approximately $50 million.

Expenses

        General and administrative expenses (excluding non-cash compensation for performance-based stock options) were $417 million in the first quarter of 2004, up 19% from the first quarter of 2003. Approximately 9% of the reported increase was attributable to foreign currency exchange rate movements and approximately 2% was attributable to the net effect of acquisitions and disposals. Adjusting for these items, general and administrative expenses grew by 8% in the first quarter of 2004 compared with the corresponding period of 2003. Salaries and benefits, including incentive-based compensation, amounted to 48% of revenues in the first quarter of 2004, the same proportion as in the first quarter of 2003.

        We recorded a non-cash charge for performance-based stock options of $2 million in the first quarter of 2004 compared with $8 million in the same period a year ago. As previously disclosed, this charge recognizes performance-based stock options granted to management for exceeding 2001 and 2002 performance targets. On a cumulative basis as at March 31, 2004, we had recognized $260 million, or approximately 96% of the estimated total charge. The remaining charge of approximately $12 million will be recognized quarterly in accordance with the vesting schedule through the end of 2004, when substantially all the performance options will have vested.

Operating income and operating margin

        Operating income increased by 26% to $234 million in the first quarter of 2004. Excluding the non-cash compensation charge for performance-based stock options ($2 million in the first quarter of 2004 and $8 million in the first quarter of 2003), operating income increased by 22% to $236 million in the first quarter of 2004 compared to the first quarter of 2003. We use operating income excluding non-cash compensation and gains on disposals as a measure of cash generated by the businesses.

        Operating margin, or operating income as a percentage of revenues, increased to 35.2% in the first three months of 2004 compared with 33.5% in the corresponding period of 2003. Excluding non-cash compensation, operating margin expanded to 35.5% from 35.0% in the first three months of 2004 compared with the corresponding period of 2003.

Interest expense

        Interest expense in the first quarter of 2004 was $5 million compared with $15 million in the first quarter of 2003, reflecting the significantly lower amounts of debt outstanding during the first three months of 2004 and the lower interest rates on our new credit facilities.

Income taxes

        Income tax expense for the first quarter of 2004 amounted to $72 million, an effective rate of 34%. Adjusting for that part of the non-cash performance option charge which is not tax deductible, the underlying tax rate for the first quarter of 2004 was also 34% compared with 35% in the corresponding period of 2003.

Net income

        Net income in the first quarter of 2004 increased by 26% to $148 million ($0.87 per diluted share) from $117 million ($0.69 per diluted share) in the first quarter of 2003. Net income was impacted by the non-cash charge for performance options and the non-recurring premium paid on the redemption of the subordinated debt. Excluding the non-cash charge for performance options, net of tax, of $2 million in the first quarter of 2004 and $6 million in the first quarter of 2003 and the subordinated debt redemption premium, net of tax, of $10 million in the first quarter of 2004, net income increased by 30% to $160 million from $123 million in the first quarter of 2003 and net income per diluted share rose by 29% to $0.94 from $0.73 a year ago. Acquisitions in the first quarter of 2004 added about $0.04 per diluted share and foreign exchange rate movements added about $0.03 per diluted share.

Liquidity and capital resources

        On February 2, 2004, we redeemed all the $370 million then outstanding of our 9% Senior Subordinated Notes. To finance the repayment, we drew down $300 million of bank loans under our senior credit facility with the remaining balance of $70 million and call premium of $17 million being financed using cash from operations. Also in February 2004, we repurchased and cancelled 4,000,000 shares of common stock at a cost of $148 million.

        Net cash provided by operations, which excludes fiduciary cash movements, increased to $163 million in the first quarter of 2004 from $95 million in the first quarter of 2003.

        Net cash used in investing activities amounted to $65 million in the first quarter of 2004 compared with $59 million in the first quarter of 2003. Capital expenditures for the first three months of 2004 and 2003, less the proceeds from disposals of fixed assets, were $13 million and $8 million, respectively. The increased capital expenditure in 2004 related primarily to information technology systems and continues to be managed in a disciplined manner with future information technology expenditures not being committed ahead of cash generation.

        Cash used for acquisitions in the first three months of 2004 amounted to $49 million (net of cash acquired), primarily incurred in acquiring the additional 70% interest in Willis A/S in Denmark and acquiring two reinsurance businesses in Denmark and Italy.

        Cash used in financing activities amounted to $252 million in the first quarter of 2004 compared with $58 million in the corresponding period of 2003, mainly reflecting the redemption of our subordinated debt and repurchase of our shares as described above.

        As of March 31, 2004, we had cash and cash equivalents of $211 million. We expect that internally generated funds will be sufficient to meet our foreseeable operating cash requirements, capital expenditures and dividend payments.

        Under the credit facilities negotiated in December 2003, there remains $150 million available for draw down under the term loan facility until June 2004. In addition, we have an undrawn $150 million revolving credit facility.

Contractual obligations

        Apart from the redemption of the 9% senior subordinated notes amounting to $370 million in February 2004, and the draw down of $300 million of term loans, as mentioned above, there have been no material changes in our contractual obligations since December 31, 2003.

Off-Balance Sheet Transactions

        Apart from commitments and contingencies, as disclosed in Note 7 of Notes to the Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

Subsequent Events

        Subsequent to the end of the first quarter, the Company has received a subpoena from the Office of the Attorney General of the State of New York requesting information regarding certain compensation agreements between insurance brokers and insurance companies. The New York Department of Insurance has also requested information concerning these arrangements. The Company is cooperating fully with both requests. The compensation agreements, also known as contingent agreements, are a longstanding and common practice within the insurance industry. Both investigations are at very early stages, but appear to focus on the adequacy of disclosure and potential conflicts of interest concerning such arrangements. For many years, the Company's policy has been to disclose such arrangements to clients in contracts and on our web site and believes that the remuneration it receives pursuant to these arrangements is appropriate. It is not possible at this time to predict what the ultimate outcome of these investigations will be.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

        There has been no material change with respect to market risk from that described in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4—Controls and Procedures

        Based on an evaluation of the effectiveness of the Company's disclosure controls, as of March 31, 2004, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be included in the Company's filings or submissions under the Securities Exchange Act of 1934 is made known to them in a timely fashion.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II—OTHER INFORMATION

Item 2—Changes in Securities and Use of Proceeds

        The following shares of the Company's common stock were repurchased by the Company during the quarter covered by this report:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs

January 1, to January 31, 2004	—	—	—	$100,000,000
February 1, to February 29, 2004	4,000,000	$37.026	4,000,000	$151,900,000
March 1, to March 31, 2004	—	—	—	$151,900,000

Total	4,000,000	$37.026	4,000,000

        On July 23 2003, the Board of Directors authorized an open-ended plan to purchase, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, shares of the Company's common stock at an aggregate purchase price of up to $100 million. On February 4, 2004, the Board of Directors approved an increase in the authorization to $300 million, approximately $151.9 million of which remained unused after giving effect to the repurchase of the 4,000,000 shares shown above.

Item 6—Exhibits and Reports on Form 8-K

(a)
Exhibits:

31.1
Certification Pursuant to Rule 13a-14(a)

31.2
Certification Pursuant to Rule 13a-14(a)

32.1
Certification Pursuant to 18 U.S.C. Section 1350

32.2
Certification Pursuant to 18 U.S.C. Section 1350

(b)
Reports on Form 8-K

        The following current reports on Form 8-K were filed during the quarter ended March 31, 2004:

    (i)
    Dated February 4, 2004 announcing the Company's financial results for the fourth quarter of 2003.

    (ii)
    Dated February 19, 2004 announcing a secondary offering by certain shareholders of 20,000,000 shares of the Company's common stock with an option to purchase an additional 3,000,000 shares. Concurrent with the offering, the Company repurchased 4,000,000 shares direct from the selling shareholders in a private transaction.

    (iii)
    Dated March 4, 2004 announcing the appointment of Joseph A. Califano, Jr., Wendy E. Lane and James F. McCann as independent Directors of the Company. The Company also announced the adoption of new Corporate Governance Guidelines.

    (iv)
    Dated March 18, 2004 announcing the exercise of the underwriters' over-allotment option to purchase 3,000,000 shares in connection with the secondary public offering by certain shareholders.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIS GROUP HOLDINGS LIMITED (Registrant)
By:	/s/ THOMAS COLRAINE Thomas Colraine Co-Chief Operating Officer, Vice Chairman and Group Chief Financial Officer

Dated: London, May 10, 2004

QuickLinks

Table of Contents
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  Item 1—Financial Statements
WILLIS GROUP HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF OPERATIONS
WILLIS GROUP HOLDINGS LIMITED CONSOLIDATED BALANCE SHEETS
WILLIS GROUP HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF CASH FLOWS
WILLIS GROUP HOLDINGS LIMITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II—OTHER INFORMATION
  Item 2—Changes in Securities and Use of Proceeds
Issuer Purchases of Equity Securities
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES