Form 10-Q
period 2004-06-30
WILLIS GROUP HOLDINGS LTD
filed 2004-08-09
CIK 1140536

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2004
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

        As of July 31, 2004, there were outstanding 158,337,710 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

Table of Contents

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(millions, except per share data) (unaudited)
REVENUES:
Commissions and fees	$516	$472	$1,164	$1,012
Interest income	16	20	33	35

Total revenues	532	492	1,197	1,047

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	369	346	786	697
Non-cash compensation—performance options	4	5	6	13
Depreciation expense	10	9	21	18
Amortization of intangible assets	1	—	2	1
Net gain on disposal of operations	(5)	(4)	(5)	(4)

Total expenses	379	356	810	725

OPERATING INCOME	153	136	387	322
Interest expense	4	13	9	28
Premium on redemption of subordinated notes	—	—	17	—

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	149	123	361	294
INCOME TAXES	52	44	124	105

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	97	79	237	189
EQUITY IN NET INCOME OF ASSOCIATES	—	1	12	11
MINORITY INTEREST	(1)	—	(5)	(3)

NET INCOME	$96	$80	$244	$197

NET INCOME PER SHARE (Note 5)
—Basic	$0.61	$0.53	$1.54	$1.31
—Diluted	$0.57	$0.47	$1.44	$1.17

AVERAGE NUMBER OF SHARES OUTSTANDING (Note 5)
—Basic	158	152	158	150
—Diluted	169	169	169	169

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(millions, except share data)
	(unaudited)
ASSETS
Cash and cash equivalents	$383	$364
Fiduciary funds—restricted	1,576	1,502
Short-term investments	65	61
Accounts receivable, net of allowance for doubtful accounts of $32 in 2004 and $32 in 2003	8,474	6,980
Fixed assets, net of accumulated depreciation of $178 in 2004 and $161 in 2003	238	249
Goodwill and other intangible assets, net of accumulated amortization of $123 in 2004 and $121 in 2003	1,430	1,345
Investment in associates	120	118
Deferred tax assets	135	141
Other assets	260	198

TOTAL ASSETS	$12,681	$10,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$9,810	$8,210
Deferred revenue and accrued expenses	227	327
Income taxes payable	197	137
Long-term debt (Note 6)	450	370
Other liabilities	604	571

Total liabilities	11,288	9,615

COMMITMENTS AND CONTINGENCIES (Note 7)
MINORITY INTEREST	18	19
STOCKHOLDERS' EQUITY:
Common shares, $0.000115 par value; Authorised: 4,000,000,000; Issued and outstanding, 158,365,242 shares in 2004 and 159,083,048 shares in 2003	—	—
Additional paid-in capital	973	1,100
Retained earnings	552	367
Accumulated other comprehensive loss (Note 9)	(133)	(126)
Treasury stock, at cost, 740,648 shares in 2004 and 811,370 shares in 2003	(17)	(17)

Total stockholders' equity	1,375	1,324

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,681	$10,958

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2004	2003
	(millions)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$244	$197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21	18
Amortization of intangible assets	2	1
Provision for doubtful accounts	1	2
Minority interest	2	—
Provision for deferred income taxes	14	1
Subordinated debt redemption expense	17	—
Non-cash compensation—performance options	6	13
Other	7	13
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	(83)	(132)
Accounts receivable	(1,460)	(1,831)
Accounts payable	1,560	1,926
Other assets and liabilities	(55)	31

Net cash provided by operating activities	276	239

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of fixed assets	3	3
Additions to fixed assets	(24)	(27)
Acquisitions of subsidiaries, net of cash acquired	(67)	(72)
Purchase of short-term investments	(33)	(23)
Proceeds on sale of short-term investments	28	21
Net cash proceeds from sale of operations	9	8

Net cash used in investing activities	(84)	(90)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(370)	(77)
Draw down of term loans	450	—
Subordinated debt redemption expense	(17)	—
Repurchase of shares	(198)	—
Proceeds from issue of shares	19	17
Dividends paid	(56)	(19)

Net cash used in financing activities	(172)	(79)

INCREASE IN CASH AND CASH EQUIVALENTS	20	70
Effect of exchange rate changes on cash and cash equivalents	(1)	5
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	364	211

CASH AND CASH EQUIVALENTS, END OF PERIOD	$383	$286

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

        The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the six month period ended June 30, 2004 may not necessarily be indicative of the operating results that may be incurred for the entire fiscal year.

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

Stock-Based Compensation, using the Black-Scholes option-pricing model, the Company's pro forma net income and net income per share would have been:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(millions, except per share data)
Net income, as reported	$96	$80	$244	$197
Add: Non-cash compensation expense—performance options included in reported net income, net of related tax of $(1), $nil, $(1) and $(2)	3	5	5	11
Less: Total stock-based employee compensation expense determined under FAS 123 for all awards, net of related tax of $1, $nil, $2 and $1	(5)	(2)	(7)	(3)

Net income, pro forma	$94	$83	$242	$205

Net income per share:
Basic:
As reported	$0.61	$0.53	$1.54	$1.31
Pro forma	$0.59	$0.55	$1.53	$1.37
Diluted:
As reported	$0.57	$0.47	$1.44	$1.17
Pro forma	$0.56	$0.49	$1.44	$1.21

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

        The fair values of both interest rate contracts and foreign currency contracts are recorded in other assets and other liabilities on the balance sheet. For contracts that are effective cash flow hedges as defined by SFAS 133, changes in fair value are recorded as a component of other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. For contracts that do not qualify for hedge accounting as defined by SFAS 133, changes in fair value are recorded in general and administrative expenses.

        The changes in fair value of derivative financial instruments have been recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(millions)
General and administrative expenses:
Interest rate contracts	$—	$—	$—	$(1)
Foreign currency contracts	—	(2)	—	(2)
Other Comprehensive Income:
Interest rate contracts (net of tax of $6, $nil, $6 and $nil)	(15)	(2)	(15)	(1)
Foreign currency contracts (net of tax of $1, $(3), $(2) and $nil)	(2)	8	5	2

4.     PENSIONS PLANS

        The components of the net periodic benefit cost (income) of the UK and US defined benefit plans are as follows:

	Three months ended June 30,		Six months ended June 30,
UK pension benefits
	2004	2003	2004	2003
	(millions)
Components of net periodic benefit cost (income):
Service cost	$11	$8	$21	$15
Interest cost	19	16	40	33
Expected return on plan assets	(28)	(24)	(56)	(48)
Amortization of unrecognized prior service gain	—	—	(1)	(1)

Net periodic benefit cost (income)	$2	$—	$4	$(1)

	Three months ended June 30,		Six months ended June 30,
US pension benefits
	2004	2003	2004	2003
	(millions)
Components of net periodic benefit cost:
Service cost	$5	$4	$10	$8
Interest cost	7	7	14	14
Expected return on plan assets	(7)	(7)	(15)	(14)
Amortization of unrecognized actuarial loss	—	1	—	2

Net periodic benefit cost	$5	$5	$9	$10

        The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $30 million and $14 million in 2004 to the UK and US defined benefit pension plans, respectively. As of June 30, 2004, $15 million and $4 million of contributions have been made to the UK and US defined benefit pension plans, respectively.

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

        At June 30, 2004, time-based and performance-based options to purchase 18.7 million and 5.5 million (2003: 18.1 million and 8.5 million) shares, respectively, and 0.5 million restricted shares (2003: 0.4 million), were outstanding. Basic and diluted net income per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(millions, except per share data)
Basic average number of shares outstanding	158	152	158	150
Dilutive effect of potentially issuable shares	11	17	11	19

Diluted average number of shares outstanding	169	169	169	169

Basic net income per share	$0.61	$0.53	$1.54	$1.31
Dilutive effect of potentially issuable shares	(0.04)	(0.06)	(0.10)	(0.14)

Diluted net income per share	$0.57	$0.47	$1.44	$1.17

        Options to purchase 5.4 million shares for the three and six month periods ended June 30, 2004 were not included in the computation of the dilutive effect of stock options because the effect was antidilutive (2003: nil).

6.     LONG-TERM DEBT

        Long-term debt consists of the following:

	June 30, 2004	December 31, 2003
	(millions)
Senior Credit Facility, term loans	$450	$—
9% senior subordinated notes, due 2009	—	370

	$450	$370

        On December 4, 2003, the Company entered into a credit agreement providing a $450 million term loan facility and a $150 million revolving credit facility. $150 million of the term loan facility matures on each of the third, fourth and fifth anniversaries of the agreement. The revolving credit facility is available until December 4, 2008.

        On February 2, 2004, the Company redeemed all the outstanding 9% senior subordinated notes at a redemption price of 104.5%. On the same day, the Company drew down $300 million of term loans under the senior credit facility. The remaining $150 million under the senior credit facility was drawn down on June 1, 2004.

        At June 30, 2004, there remained undrawn $150 million under the revolving credit facility.

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

        Most of the claims, lawsuits and proceedings arising in the ordinary course of business are covered by professional indemnity or other appropriate insurance. In respect of self-insured deductibles, the Company has established provisions against these items which are believed to be adequate in the light of current information and legal advice, and the Company adjusts such provisions from time to time according to developments. On the basis of current information, the Company does not expect that the outcome of the claims, lawsuits and proceedings to which the Company is subject or of which it is aware, either individually or in aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

8.     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Six months ended June 30,
	2004	2003
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$28	$73
Cash payments for interest	$19	$27

Supplemental disclosures of non-cash flow investing and financing activities:
Purchase of fixed assets	$—	$1
Issue of stock on acquisition of subsidiaries	22	6
Deferred payments on acquisitions of subsidiaries	3	5
Acquisitions:
Fair value of assets acquired	37	7
Less: liabilities assumed	(34)	—
cash acquired	(7)	—

Acquisitions, net of cash acquired	$(4)	$7

9.     ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(millions)
Net income	$96	$80	$244	$197
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2)	2	3	2
Unrealized holding loss	—	—	—	(1)
Net (loss) gain on derivative instruments (net of tax of $7, $(3), $4 and $nil)	(17)	6	(10)	1

Other comprehensive (loss) income	(19)	8	(7)	2

Comprehensive income	$77	$88	$237	$199

        The components of accumulated other comprehensive loss are as follows:

	June 30, 2004	December 31, 2003
	(millions)
Net foreign currency translation adjustment	$(9)	$(12)
Net minimum pension liability adjustment	(149)	(149)
Net gain on derivative instruments	25	35

Accumulated other comprehensive loss	$(133)	$(126)

10.   COMMON STOCK

        On July 23, 2003, the Board of Directors authorized an open-ended plan to purchase, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, shares of the Company's common stock at an aggregate purchase price of up to $100 million. On February 4, 2004, the Board of Directors approved an increase in the authorization to $300 million. During the first six months of 2004, the Company repurchased and subsequently cancelled 5.5 million shares for a total consideration of $203 million.

11.   SEGMENT INFORMATION

        The Company conducts its worldwide insurance brokerage activities through three operating segments: Global, North America and International. Each operating segment exhibits similar economic characteristics, provides similar products and services and distributes same through common distribution channels to a common type of class of customer. In addition, the regulatory environment in each region is similar. Consequently, for financial reporting purposes the Company has aggregated these three operating segments into one reportable segment.

12.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

  Condensed Consolidated Statement of Operations

	Three months ended June 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$516	$—	$516
Interest income	—	—	2	19	(5)	16

Total revenues	—	—	2	535	(5)	532

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	—	2	—	360	7	369
Non-cash compensation—performance options	—	—	—	4	—	4
Depreciation expense	—	—	—	10	—	10
Amortization of intangible assets	—	—	—	—	1	1
Net gain on disposal of operations	—	—	—	568	(573)	(5)

Total expenses	—	2	—	942	(565)	379

OPERATING (LOSS) INCOME	—	(2)	2	(407)	560	153
Investment income from Group undertakings	99	621	48	82	(850)	—
Interest expense	—	(55)	(3)	(18)	72	(4)

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	99	564	47	(343)	(218)	149
INCOME TAXES	—	—	4	39	9	52

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	99	564	43	(382)	(227)	97
MINORITY INTEREST	—	—	—	—	(1)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	(3)	(468)	(12)	—	483	—

NET INCOME	$96	$96	$31	$(382)	$255	$96

  Condensed Consolidated Statement of Operations

	Three months ended June 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$472	$—	$472
Interest income	—	—	2	22	(4)	20

Total revenues	—	—	2	494	(4)	492

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	—	(6)	11	360	(19)	346
Non-cash compensation—performance options	—	—	—	5	—	5
Depreciation expense	—	—	1	8	—	9
Net loss (gain) on disposal of operations	—	—	—	2	(6)	(4)

Total expenses	—	(6)	12	375	(25)	356

OPERATING INCOME (LOSS)	—	6	(10)	119	21	136
Investment income from Group undertakings	23	147	66	36	(272)	—
Interest expense	—	(59)	(12)	(21)	79	(13)

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF ASSOCIATES	23	94	44	134	(172)	123
INCOME TAXES	—	2	(1)	41	2	44

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF ASSOCIATES	23	92	45	93	(174)	79
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	3	(2)	1
EQUITY ACCOUNT FOR SUBSIDIARIES	57	(12)	(23)	—	(22)	—

NET INCOME	$80	$80	$22	$96	$(198)	$80

  Condensed Consolidated Statement of Operations

	Six months ended June 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,164	$—	$1,164
Interest income	—	—	4	38	(9)	33

Total revenues	—	—	4	1,202	(9)	1,197

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	(2)	(1)	802	(14)	786
Non-cash compensation—performance options	—	—	—	6	—	6
Depreciation expense	—	—	3	18	—	21
Amortization of intangible assets	—	—	—	—	2	2
Net gain on disposal of operations	—	—	—	568	(573)	(5)

Total expenses	1	(2)	2	1,394	(585)	810

OPERATING (LOSS) INCOME	(1)	2	2	(192)	576	387
Investment income from Group undertakings	254	1,299	58	88	(1,699)	—
Interest expense	—	(109)	(7)	(39)	146	(9)
Premium on redemption of subordinated notes	—	—	(17)	—	—	(17)

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF ASSOCIATES	253	1,192	36	(143)	(977)	361
INCOME TAXES	—	4	—	117	3	124

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES	253	1,188	36	(260)	(980)	237
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	12	—	12
MINORITY INTEREST	—	—	—	(1)	(4)	(5)
EQUITY ACCOUNT FOR SUBSIDIARIES	(9)	(943)	20	—	932	—

NET INCOME	$244	$245	$56	$(249)	$(52)	$244

  Condensed Consolidated Statement of Operations

	Six months ended June 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,012	$—	$1,012
Interest income	—	—	4	39	(8)	35

Total revenues	—	—	4	1,051	(8)	1,047

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	(3)	6	709	(16)	697
Non-cash compensation—performance options	—	—	—	13	—	13
Depreciation expense	—	—	3	15	—	18
Amortization of intangible assets	—	—	—	—	1	1
Net loss (gain) on disposal of operations	—	—	—	2	(6)	(4)

Total expenses	1	(3)	9	739	(21)	725

OPERATING (LOSS) INCOME	(1)	3	(5)	312	13	322
Investment income from Group undertakings	23	204	76	36	(339)	—
Interest expense	—	(121)	(26)	(31)	150	(28)

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	22	86	45	317	(176)	294
INCOME TAXES	—	—	(1)	101	5	105

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES	22	86	46	216	(181)	189
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	11	—	11
MINORITY INTEREST	—	—	—	—	(3)	(3)
EQUITY ACCOUNT FOR SUBSIDIARIES	175	112	(1)	—	(286)	—

NET INCOME	$197	$198	$45	$227	$(470)	$197

  Condensed Consolidating Balance Sheets

	As at June 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS:
Cash and cash equivalents	$8	$—	$193	$182	$—	$383
Fiduciary funds—restricted	—	—	133	1,443	—	1,576
Short-term investments	—	—	—	65	—	65
Accounts receivable	64	2,682	1,026	8,924	(4,222)	8,474
Goodwill and other intangible assets	—	—	—	157	1,273	1,430
Other assets	—	79	17	702	(45)	753
Equity accounted subsidiaries	1,347	1,654	1,063	1,769	(5,833)	—

TOTAL ASSETS	$1,419	$4,415	$2,432	$13,242	$(8,827)	$12,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2	$3,006	$1,273	$9,773	$(4,244)	$9,810
Deferred revenue and accrued expenses	—	—	—	240	(13)	227
Income taxes payable	—	120	2	104	(29)	197
Other liabilities	42	—	495	464	53	1,054

Total liabilities	44	3,126	1,770	10,581	(4,233)	11,288

MINORITY INTEREST	—	—	—	3	15	18
STOCKHOLDERS' EQUITY	1,375	1,289	662	2,658	(4,609)	1,375

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,419	$4,415	$2,432	$13,242	$(8,827)	$12,681

  Condensed Consolidating Balance Sheets

	As at December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS:
Cash and cash equivalents	$48	$9	$148	$159	$—	$364
Fiduciary funds—restricted	—	—	97	1,405	—	1,502
Short-term investments	—	—	—	61	—	61
Accounts receivable	7	2,687	876	7,808	(4,398)	6,980
Goodwill and other intangible assets	—	—	—	159	1,186	1,345
Other assets	—	52	69	676	(91)	706
Equity accounted subsidiaries	1,295	2,014	541	1,713	(5,563)	—

TOTAL ASSETS	$1,350	$4,762	$1,731	$11,981	$(8,866)	$10,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$3,377	$681	$8,574	$(4,422)	$8,210
Deferred revenue and accrued expenses	—	—	12	329	(14)	327
Income taxes payable	—	91	—	68	(22)	137
Other liabilities	26	—	419	441	55	941

Total liabilities	26	3,468	1,112	9,412	(4,403)	9,615

MINORITY INTEREST	—	—	—	1	18	19
STOCKHOLDERS' EQUITY	1,324	1,294	619	2,568	(4,481)	1,324

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,350	$4,762	$1,731	$11,981	$(8,866)	$10,958

  Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(5)	$7	$23	$251	$—	$276

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	(36)	—	—	(604)	573	(67)
Other	—	—	(1)	(16)	—	(17)

Net cash used in investing activities	(36)	—	(1)	(620)	573	(84)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(370)	—	—	(370)
Draw down of term loans	—	—	450	—	—	450
Repurchase of shares	(198)	—	—	—	—	(198)
Amounts owed by and to Group undertakings	(19)	209	(77)	460	(573)	—
Dividends paid	199	(225)	37	(67)	—	(56)
Other	19	—	(17)	—	—	2

Net cash provided by (used in) financing activities	1	(16)	23	393	(573)	(172)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40)	(9)	45	24	—	20
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	(1)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48	9	148	159	—	364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8	$—	$193	$182	$—	$383

  Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1)	$(5)	$(9)	$254	$—	$239

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(72)	—	(72)
Additions to fixed assets	—	—	8	(35)	—	(27)
Purchase of short-term investments	—	—	—	(23)	—	(23)
Proceeds on sale of short-term investments	—	—	—	21	—	21
Other	—	—	1	10	—	11

Net cash provided by (used in) investing activities	—	—	9	(99)	—	(90)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(77)	—	—	(77)
Amounts owed by and to Group undertakings	(12)	29	70	(87)	—	—
Dividends paid	4	(23)	48	(48)	—	(19)
Other	17	—	—	—	—	17

Net cash provided by (used in) financing activities	9	6	41	(135)	—	(79)

INCREASE IN CASH AND CASH EQUIVALENTS	8	1	41	20	—	70
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5	—	5
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	97	113	—	211

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9	$1	$138	$138	$—	$286

13.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

        The entities included in the other Guarantors column are TA I Limited, TA II Limited and TA III Limited.

  Condensed Consolidated Statement of Operations

	Three months ended June 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$516	$—	$516
Interest income	—	—	—	21	(5)	16

Total revenues	—	—	—	537	(5)	532

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	—	—	1	361	7	369
Non-cash compensation—performance options	—	—	—	4	—	4
Depreciation expense	—	—	—	10	—	10
Amortization of intangible assets	—	—	—	—	1	1
Net gain on disposal of operations	—	—	—	568	(573)	(5)

Total expenses	—	—	1	943	(565)	379

OPERATING (LOSS) INCOME	—	—	(1)	(406)	560	153
Investment income from Group undertakings	99	300	115	336	(850)	—
Interest expense	—	—	(10)	(66)	72	(4)

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF ASSOCIATES	99	300	104	(136)	(218)	149
INCOME TAXES	—	—	8	35	9	52

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES	99	300	96	(171)	(227)	97
MINORITY INTEREST	—	—	—	—	(1)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	(3)	(204)	—	—	207	—

NET INCOME	$96	$96	$96	$(171)	$(21)	$96

  Condensed Consolidated Statement of Operations

	Three months ended June 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$472	$—	$472
Interest income	—	—	—	24	(4)	20

Total revenues	—	—	—	496	(4)	492

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	—	—	(1)	366	(19)	346
Non-cash compensation—performance options	—	—	—	5	—	5
Depreciation expense	—	—	—	9	—	9
Net loss (gain) on disposal of operations	—	—	—	2	(6)	(4)

Total expenses	—	—	(1)	382	(25)	356

OPERATING INCOME	—	—	1	114	21	136
Investment income from Group undertakings	23	67	40	136	(266)	—
Interest expense	—	—	(13)	(73)	73	(13)

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF ASSOCIATES	23	67	28	177	(172)	123
INCOME TAXES	—	—	9	33	2	44

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES	23	67	19	144	(174)	79
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	3	(2)	1
EQUITY ACCOUNT FOR SUBSIDIARIES	57	13	61	—	(131)	—

NET INCOME	$80	$80	$80	$147	$(307)	$80

  Condensed Consolidated Statement of Operations

	Six months ended June 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,164	$—	$1,164
Interest income	—	—	—	42	(9)	33

Total revenues	—	—	—	1,206	(9)	1,197

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	—	—	799	(14)	786
Non-cash compensation—performance options	—	—	—	6	—	6
Depreciation expense	—	—	—	21	—	21
Amortization of intangible assets	—	—	—	—	2	2
Net gain on disposal of operations	—	—	—	568	(573)	(5)

Total expenses	1	—	—	1,394	(585)	810

OPERATING (LOSS) INCOME	(1)	—	—	(188)	576	387
Investment income from Group undertakings	254	764	155	526	(1,699)	—
Interest expense	—	—	(21)	(134)	146	(9)
Premium on redemption of subordinated notes	—	—	—	(17)	—	(17)

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	253	764	134	187	(977)	361
INCOME TAXES	—	—	19	102	3	124

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	253	764	115	85	(980)	237
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	12	—	12
MINORITY INTEREST	—	—	—	(1)	(4)	(5)
EQUITY ACCOUNT FOR SUBSIDIARIES	(9)	(519)	130	—	398	—

NET INCOME	$244	$245	$245	$96	$(586)	$244

  Condensed Consolidated Statement of Operations

	Six months ended June 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,012	$—	$1,012
Interest income	—	—	—	43	(8)	35

Total revenues	—	—	—	1,055	(8)	1,047

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	—	(1)	713	(16)	697
Non-cash compensation—performance options	—	—	—	13	—	13
Depreciation expense	—	—	—	18	—	18
Amortization of intangible assets	—	—	—	—	1	1
Net loss (gain) on disposal of operations	—	—	—	2	(6)	(4)

Total expenses	1	—	(1)	746	(21)	725

OPERATING (LOSS) INCOME	(1)	—	1	309	13	322
Investment income from Group undertakings	23	67	79	169	(338)	—
Interest expense	—	—	(29)	(148)	149	(28)

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	22	67	51	330	(176)	294
INCOME TAXES	—	—	16	84	5	105

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES	22	67	35	246	(181)	189
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	11	—	11
MINORITY INTEREST	—	—	—	—	(3)	(3)
EQUITY ACCOUNT FOR SUBSIDIARIES	175	131	163	—	(469)	—

NET INCOME	$197	$198	$198	$257	$(653)	$197

  Condensed Consolidating Balance Sheets

	As at June 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS:
Cash and cash equivalents	$8	$—	$—	$375	$—	$383
Fiduciary funds—restricted	—	—	—	1,576	—	1,576
Short-term investments	—	—	—	65	—	65
Accounts receivable	64	182	1,465	10,985	(4,222)	8,474
Goodwill and other intangible assets	—	—	—	157	1,273	1,430
Other assets	—	—	—	798	(45)	753
Equity accounted subsidiaries	1,347	1,287	590	5,088	(8,312)	—

TOTAL ASSETS	$1,419	$1,469	$2,055	$19,044	$(11,306)	$12,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2	$180	$676	$13,196	$(4,244)	$9,810
Deferred revenue and accrued expenses	—	—	—	240	(13)	227
Income taxes payable	—	—	92	134	(29)	197
Other liabilities	42	—	—	959	53	1,054

Total liabilities	44	180	768	14,529	(4,233)	11,288

MINORITY INTEREST	—	—	—	3	15	18
STOCKHOLDERS' EQUITY	1,375	1,289	1,287	4,512	(7,088)	1,375

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,419	$1,469	$2,055	$19,044	$(11,306)	$12,681

  Condensed Consolidating Balance Sheets

	As at December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS:
Cash and cash equivalents	$48	$—	$—	$316	$—	$364
Fiduciary funds—restricted	—	—	—	1,502	—	1,502
Short-term investments	—	—	—	61	—	61
Accounts receivable	7	20	1,511	9,840	(4,398)	6,980
Goodwill and other intangible assets	—	—	—	159	1,186	1,345
Other assets	—	—	—	797	(91)	706
Equity accounted subsidiaries	1,295	1,292	455	4,385	(7,427)	—

TOTAL ASSETS	$1,350	$1,312	$1,966	$17,060	$(10,730)	$10,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$18	$601	$12,013	$(4,422)	$8,210
Deferred revenue and accrued expenses	—	—	—	341	(14)	327
Income taxes payable	—	—	73	86	(22)	137
Other liabilities	26	—	—	860	55	941

Total liabilities	26	18	674	13,300	(4,403)	9,615

MINORITY INTEREST	—	—	—	1	18	19
STOCKHOLDERS' EQUITY	1,324	1,294	1,292	3,759	(6,345)	1,324

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,350	$1,312	$1,966	$17,060	$(10,730)	$10,958

  Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(5)	$—	$59	$222	$—	$276

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	(36)	—	—	(604)	573	(67)
Other	—	—	—	(17)	—	(17)

Net cash used in investing activities	(36)	—	—	(621)	573	(84)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	—	(370)	—	(370)
Draw down of term loans	—	—	—	450	—	450
Repurchase of shares	(198)	—	—	—	—	(198)
Amounts owed by and to Group undertakings	(19)	—	120	472	(573)	—
Dividends paid	199	—	(179)	(76)	—	(56)
Other	19	—	—	(17)	—	2

Net cash provided by (used in) financing activities	1	—	(59)	459	(573)	(172)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40)	—	—	60	—	20
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	(1)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48	—	—	316	—	364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8	$—	$—	$375	$—	$383

  Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1)	$(1)	$53	$188	$—	$239

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(72)	—	(72)
Additions to fixed assets	—	—	—	(27)	—	(27)
Purchase of short-term investments	—	—	—	(23)	—	(23)
Proceeds on sale of short-term investments	—	—	—	21	—	21
Other	—	—	—	11	—	11

Net cash used in investing activities	—	—	—	(90)	—	(90)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	—	(77)	—	(77)
Amounts owed by and to Group undertakings	(12)	1	(30)	41	—	—
Dividends paid	4	—	(23)	—	—	(19)
Other	17	—	—	—	—	17

Net cash provided by (used in) financing activities	9	1	(53)	(36)	—	(79)

INCREASE IN CASH AND CASH EQUIVALENTS	8	—	—	62	—	70
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5	—	5
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	—	210	—	211

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9	$—	$—	$277	$—	$286

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        Revenues for the second quarter of 2004 increased by 8% compared with the corresponding period of 2003, with approximately 6% coming from net new business growth, approximately 1% from the effects of foreign exchange and approximately 1% from the net effects of acquisitions and disposals. For the six months to June 30, 2004, revenues increased by 14% compared with the corresponding period of 2003, with approximately 7% coming from net new business growth, approximately 4% from the effects of foreign exchange and approximately 3% from the net effects of acquisitions and disposals.

        Our operating margin on a reported basis increased to 28.8% in the second quarter of 2004, up from 27.6% in the corresponding period of 2003. Excluding the impact of non-cash compensation charges for performance-based stock options and the gain on disposal of operations as described below, our operating margin was 28.6% in the second quarter of 2004, up from 27.8% a year ago. For the first half of 2004, our operating margin on a reported basis increased to 32.3%, up from 30.8% in the corresponding period of 2003. Excluding the impact of non-cash compensation charges for performance-based stock options and the gain on disposal of operations as described below, our operating margin was 32.4% in the first half of 2004, up from 31.6% a year ago.

        Net income per diluted share in the second quarter of 2004 was up 21% over the corresponding period of 2003 on a reported basis and 16% excluding the impact of non-cash compensation charges for performance-based stock options and the gain on disposal of operations as described below. For the six months ended June 30, 2004, net income per diluted share was up 23% over the corresponding period of 2003 on a reported basis and 25% excluding the impact of non-cash compensation charges for performance-based stock options, the gain on disposal of operations and the non-recurring premium paid on the redemption of the subordinated debt as described below.

        During the quarter, we announced that we had reached agreement in principle to acquire a majority shareholding in Coyle Hamilton, the Republic of Ireland's largest privately owned insurance broker with annualized revenues of approximately $60 million. This transaction is subject to shareholder and customary regulatory approvals and is expected to close in the third quarter of 2004. The Company will initially have a majority interest in Coyle Hamilton with the remaining interests to be acquired in 2007 and 2009.

        We completed several transactions in the second quarter consistent with our strategy to enhance ownership positions in our international investments. We acquired an additional 20% stake in Herzfeld & Levy, our retail operation in Argentina, taking our ownership to 60% and an additional 10% stake in Willis South Africa, taking our ownership to 80%. We also announced that we had received approval from the China Insurance Regulatory Commission to complete the purchase of a 50% equity stake in Shanghai Pudong Insurance Brokers Ltd.

        During the quarter, we drew down the remaining $150 million of bank loans in accordance with our credit facility arrangements, which currently forms part of working capital. We also repurchased 1,500,000 shares of common stock at a cost of $55 million.

Critical accounting estimates

        The accounting estimates or assumptions that management considers to be the most important to the presentation of the Company's financial condition or operating performance were discussed in our Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant additions or changes to these estimates or assumptions in the first half of 2004.

Revenues

        Total revenues increased by 8% to $532 million in the second quarter of 2004 from $492 million in the same period last year. Excluding the effects of foreign currency exchange rate movements of 1% and the effects of acquisitions and disposals of 1%, total revenues on an underlying basis were 6% higher in the second quarter of 2004 than in the second quarter of 2003. Net new business growth was 6% after the impact from softening premium rates.

        Premium rates continued to decline across most lines of insurance during the quarter, with some easing of policy terms and conditions. The changing market conditions have not yet had a measurable impact on risk managers' behavior. While most insureds are buying the same coverage and limits, there are signs that some clients are exploring lower deductibles.

        For the six months to June 30, 2004, total revenues were $1,197 million, 14% higher than a year ago. Excluding the effect of foreign currency exchange rate movements of 4% and the effects of acquisitions and disposals of 3%, total revenues on an underlying basis were 7% higher than in the corresponding period of 2003; 9% was attributable to net new business and 2% to lower premium rates.

        Global:    Revenues generated by our Global business increased by 5% to $257 million in the second quarter of 2004. Approximately 2% of the increase in revenues arose from the effects of foreign currency exchange rate movements. Adjusting for this effect, revenues on an underlying basis increased by 3%. Good performances in the Global Markets and Willis UK and Ireland business units contributed to this growth although there was noticeable downward pressure on premium rates in Aerospace, Marine and Reinsurance renewals.

        North America:    Revenues generated by our North America business increased by 6% to $183 million in the second quarter of 2004 attributable to solid contributions from our middle market, large account and specialty practices (notably executive risk, employee benefits and construction). There was a modest negative impact from premium rates.

        International:    Revenues generated by our International business increased by 23% to $92 million in the second quarter of 2004. Foreign currency exchange rate movements accounted for approximately 3% of the reported increase in revenues, and the effect of acquisitions and disposals accounted for a further 9%. Adjusting for these items, International's revenues on an underlying basis increased by 11%, led by good performance in Asia and Latin America. There was a relatively neutral impact from premium rates on average, although the effect varied by country and by line of business.

Expenses

        General and administrative expenses (excluding non-cash compensation for performance-based stock options) were $369 million in the second quarter of 2004, up 7% from the second quarter of 2003. Approximately 2% of the reported increase was attributable to foreign currency exchange rate movements and approximately 3% was attributable to the net effect of acquisitions and disposals. Adjusting for these items, general and administrative expenses grew by 2% in the second quarter of 2004 compared with the corresponding period of 2003. Salaries and benefits, including incentive-based compensation, amounted to 55% of revenues in the second quarter of 2004 and remained relatively steady at 51% on a trailing twelve month basis.

        For the six months, general and administrative expenses were 13% higher than a year ago but 5% higher on an underlying basis after adjusting for acquisitions and disposals of 2% and foreign currency exchange rate movements of 6%.

        We recorded a non-cash charge for performance-based stock options of $4 million in the second quarter of 2004 and $6 million in the six months compared with $5 million and $13 million in the same periods a year ago. As previously disclosed, this charge recognizes performance-based stock options granted to management for exceeding 2001 and 2002 performance targets. On a cumulative basis as at June 30, 2004, we had recognized $264 million, or approximately 98% of the estimated total charge. The remaining charge of approximately $6 million will be recognized quarterly in accordance with the vesting schedule through the end of 2004, when substantially all the performance options will have vested.

Operating income and operating margin

        Operating income increased by 13% to $153 million in the second quarter of 2004 and by 20% to $387 million in the first half of 2004. Excluding the non-cash compensation charge for performance-based stock options ($4 million in the second quarter of 2004 and $5 million in the second quarter of 2003) and the gains on disposal of operations ($5 million in the second quarter of 2004 and $4 million in the second quarter of 2003), operating income increased by 11% to $152 million in the second quarter of 2004 compared to the second quarter of 2003. Excluding the non-cash compensation charge for performance-based stock options and the gains on disposal of operations, operating income increased by 17% to $388 million in the first half of 2004. We use operating income excluding non-cash compensation and gains on disposals as a measure of cash generated by the businesses.

        Operating margin, or operating income as a percentage of revenues, increased to 28.8% in the second quarter of 2004 compared with 27.6% in the corresponding period of 2003. Excluding non-cash compensation and gains on disposal of operations, operating margin expanded to 28.6% from 27.8% in the second quarter of 2004 compared with the corresponding period of 2003. Operating margin increased to 32.3% in the first half of 2004 compared with 30.8% in the previous year. Excluding non-cash compensation and gains on disposal of operations, operating margin expanded to 32.4% from 31.6% in the first six months of 2004 compared with the corresponding period of 2003.

Interest expense

        Interest expense was $4 million in the second quarter of 2004 and $9 million in the six months compared with $13 million and $28 million in the corresponding periods a year ago, reflecting the lower average amounts of debt outstanding during the first half of 2004 and the lower interest rates on our new credit facilities.

        During the second quarter of 2004, we hedged our exposure to rising US interest rates on our $450 million bank loan until the end of 2006. We expect interest expense for 2004 to total approximately $21 million.

Income taxes

        Income tax expense for the second quarter of 2004 amounted to $52 million and $124 million for the six months. Adjusting for that part of the non-cash performance option charge which is not tax deductible and gains on disposals of operations, the underlying tax rate for both the second quarter and six months was 34%, unchanged from the full-year underlying rate for 2003. Depending on the actual mix of revenues earned in the different tax jurisdictions during the remainder of 2004, the full-year underlying tax rate for 2004 could be marginally lower.

Net income

        Net income in the second quarter of 2004 increased by 20% to $96 million ($0.57 per diluted share) from $80 million ($0.47 per diluted share) in the second quarter of 2003. Net income was impacted by the non-cash charge for performance options and profits on disposals of operations. Excluding the non-cash charge for performance options, net of tax, of $3 million in the second quarter of 2004 and $5 million in the second quarter of 2003 and the net gain on disposal of operations, net of tax, of $3 million in the second quarter of 2004 and $3 million in the second quarter of 2003, net income increased by 17% to $96 million from $82 million in the second quarter of 2003 and net income per diluted share rose by 16% to $0.57 from $0.49 a year ago.

        For the six months, net income increased by 24% to $244 million ($1.44 per diluted share) from $197 million ($1.17 per diluted share) in the corresponding period of 2003. In addition to the non-cash charge for performance options, net of tax, ($5 million in the first half of 2004 and $11 million in the first half of 2003) and the net gain on disposal of operations, net of tax, ($3 million in the first half of 2004 and $3 million in the first half of 2003), net income was also impacted by a non-recurring premium paid on the redemption of the subordinated debt, net of tax, of $10 million. Excluding these items, net income increased by 25% to $256 million ($1.51 per diluted share) from $205 million ($1.21 per diluted share) in the corresponding period of 2003.

        Foreign exchange rate movements in the first half of 2004 added approximately $0.01 per diluted share and acquisitions added approximately $0.02 per diluted share when compared with the first half of 2003.

Liquidity and capital resources

        On February 2, 2004, we redeemed all the $370 million then outstanding of our 9% Senior Subordinated Notes. To finance the repayment, we drew down $300 million of bank loans under our senior credit facility with the remaining balance of $70 million and call premium of $17 million being financed using cash from operations. On June 1, 2004, we drew down the remaining $150 million of bank loans in accordance with our credit facility arrangements.

        During 2004, we began a program of share buy backs. In the first and second quarters of 2004 we repurchased and subsequently cancelled 4,000,000 and 1,500,000 shares of common stock, respectively, at a cost of $148 million and $55 million, of which $50 million was settled after June 30, 2004.

        Net cash provided by operations, which excludes fiduciary cash movements, increased to $276 million in the first half of 2004 from $239 million in the first half of 2003.

        Net cash used in investing activities amounted to $84 million in the first half of 2004 compared with $90 million in the first half of 2003. Capital expenditures for the first six months of 2004 and 2003, less the proceeds from disposals of fixed assets, were $21 million and $24 million, respectively. Capital expenditure in 2004 related primarily to information technology systems and continues to be managed in a disciplined manner with future information technology expenditures not being committed ahead of cash generation.

        Cash used for acquisitions in the first six months of 2004 amounted to $67 million (net of cash acquired), primarily incurred in acquiring an additional 70% interest in Willis A/S in Denmark, acquiring two reinsurance businesses in Denmark and Italy and an additional 20% interest in our retail operation in Argentina.

        Cash used in financing activities amounted to $172 million in the first half of 2004 compared with $79 million in the corresponding period of 2003, reflecting the redemption of our subordinated debt and repurchase of our shares as described above. The cash dividends paid during the first half of 2004 were $56 million compared with $19 million in the corresponding period of 2003, which included only the initial quarterly dividend.

        As of June 30, 2004, we had cash and cash equivalents of $383 million. We expect that internally generated funds will continue to meet our operating cash requirements, capital expenditures and dividend payments. Additionally, the $150 million draw down of bank loans under our new credit facility, which currently forms part of working capital, and our undrawn $150 million revolving credit facility gives us significant future financial flexibility.

        As initially reported in our Annual Report on Form 10-K for the year ended December 31, 2003, we will become subject to new regulations in the UK in January 2005 regarding fiduciary funds held by insurance intermediaries. These regulations will require fiduciary funds to be held in designated trust accounts, restrict the financial instruments in which such funds may be invested and affect the timing of transferring commissions from fiduciary funds to own funds.

        We intend to phase in the new regulations during 2004 so that we will be in full compliance by January 2005. As a consequence, we currently expect that the cash flow from operating activities in 2004 will be approximately $150 million to $200 million lower than it would otherwise have been as a result of the one-time effect of phasing in the new regulations. Thereafter, we do not expect any significant impact on our cash flow from operating activities on a full-year basis.

Contractual obligations

        Apart from the redemption of the 9% senior subordinated notes amounting to $370 million in February 2004, and the draw down of $450 million of term loans, as described in Note 6 of Notes to the Consolidated Financial Statements, there have been no material changes in our contractual obligations since December 31, 2003.

Off-Balance Sheet Transactions

        Disclosures regarding commitments and contingencies given in Note 7 of Notes to the Consolidated Financial Statements. The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

Regulatory and Other Proceedings Relating to Contingent Compensation Arrangements

        In April 2004, the New York Attorney General issued subpoenas to a number of insurance carriers and insurance brokerage firms, including Willis, requesting information regarding arrangements compensating insurance brokers for distribution and other services provided to insurers. The New York Department of Insurance has also requested information concerning these compensation arrangements. The investigations, both of which are at early stages, appear to focus on the adequacy of disclosure and potential conflicts of interest concerning these arrangements. The Company is cooperating fully with both investigations.

        In August 2004, a state court proceeding was commenced against Willis by an organization purporting to act in a representative capacity on behalf of the general public in California. The complaint alleges that these compensation arrangements constitute deceptive trade practices under certain provisions of the California Business and Professions Code and seeks injunctive and equitable monetary relief, including restitution. The Company intends to defend itself vigorously in this action.

        The compensation arrangements which are the subject of these proceedings are a longstanding and common practice within the insurance industry. For many years, the Company's policy has been to disclose such arrangements to clients in contracts and on our website, and the Company believes the remuneration it receives pursuant to these arrangements is appropriate. Although it is not possible at this time to predict what the ultimate outcome of these proceedings or any possible future proceedings may be, the Company does not believe that such proceedings will result in liabilities which in the aggregate would have a material effect on its results of operation, financial condition or liquidity.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

        Our policy is to minimize our exposure to increases in interest rates on our variable rate borrowings. During the second quarter of 2004, we entered into interest rate swaps to convert the variable rate of interest on our $450 million bank loan to reflect a fixed rate of interest until December 2006.

        Apart from the above, there has been no material change with respect to market risk from that described in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4—Controls and Procedures

        Based on an evaluation of the effectiveness of the Company's disclosure controls, as of June 30, 2004, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be included in the Company's filings or submissions under the Securities Exchange Act of 1934 is made known to them in a timely fashion.

        There have been no significant changes in the Company's internal controls over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2—Changes in Securities and Use of Proceeds

        The following shares of the Company's common stock were repurchased by the Company during the quarter on a trade date basis:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
April 1, to April 30, 2004	—	—	—	$151,900,000
May 1, to May 31, 2004	750,000	$36.118	750,000	$124,808,000
June 1, to June 30, 2004	750,000	$36.998	750,000	$97,059,000

Total	1,500,000	$36.558	1,500,000

        On July 23, 2003, the Board of Directors authorized an open-ended plan to purchase, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, shares of the Company's common stock at an aggregate purchase price of up to $100 million. On February 4, 2004, the Board of Directors approved an increase in the authorization to $300 million.

Item 4—Submission of Matters to a Vote of Security Holders

        The Company held its Annual General Meeting on May 7, 2004 at which shareholders elected Mr Joseph A. Califano Jr., Ms Wendy E. Lane and Mr James F. McCann as directors and Messrs. William W. Bradley, James R. Fisher, Perry Golkin, Paul M. Hazen, Scott C. Nuttall, Joseph J. Plumeri and Douglas B. Roberts were re-appointed as directors.

        The table below sets out the number of votes cast for, against or withheld for each director:

Director	For	Against	Withheld
William W. Bradley	117,140,601	839,982	105,009
Joseph A. Califano Jr.	117,135,784	844,799	105,009
James R. Fisher	103,654,533	14,321,050	110,009
Perry Golkin	106,073,110	11,902,473	110,009
Paul M. Hazen	104,541,734	13,438,849	105,009
Wendy E. Lane	117,112,832	868,051	105,009
James F. McCann	116,983,839	996,744	105,009
Scott C. Nuttall	106,537,722	11,437,861	110,009
Joseph J. Plumeri	116,916,272	1,065,070	104,250
Douglas B. Roberts	108,774,856	9,200,727	110,009

        The shareholders also reappointed Deloitte & Touche LLP as independent auditors until the conclusion of the next Annual General Meeting of shareholders. Of the shares voted, 117,585,168 were voted in favor, 273,408 were voted against and 227,016 were withheld.

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits:
	31.1	Certification Pursuant to Rule 13a-14(a)
	31.2	Certification Pursuant to Rule 13a-14(a)
	32.1	Certification Pursuant to 18 U.S.C. Section 1350
	32.2	Certification Pursuant to 18 U.S.C. Section 1350
(b)	Reports on Form 8-K
The following current reports on Form 8-K were filed during the quarter ended June 30, 2004:
	(i)	Dated April 9, 2004 announcing the purchase of a 50% equity stake in Shanghai Pudong Insurance Brokers Ltd.
(ii)
Dated April 23, 2004 announcing that the Company has received from the Office of the Attorney General of the State of New York a subpoena seeking information regarding certain compensation agreements between insurance brokers and insurance companies.
	(iii)	Dated April 28, 2004 announcing the Company's financial results for the first quarter of 2004.
	(iv)	Dated May 7, 2004 announcing the results from the Company's Annual Meeting of Stockholders.
	(v)	Dated May 13, 2004 announcing the appointment of Gordon Bethune as a Director of the Company.
	(vi)	Dated May 26, 2004 announcing the finalization of a buy-out of a 20% stake in Herzfeld & Levy, the Company's retail operation in Argentina.
(vii)
Dated June 23, 2004 announcing that the Company had reached agreement in principle to acquire a majority shareholding in Coyle Hamilton, the Republic of Ireland's largest privately owned insurance broker, and will acquire the remaining interest over the next several years.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIS GROUP HOLDINGS LIMITED (Registrant)

	By:	/s/ THOMAS COLRAINE Thomas Colraine Co-Chief Operating Officer and Vice Chairman and Group Chief Financial Officer

Dated: London, August 9, 2004

QuickLinks

WILLIS GROUP HOLDINGS LIMITED QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004 Table of Contents
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
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