Form 10-Q
period 2004-09-30
WILLIS GROUP HOLDINGS LTD
filed 2004-11-09
CIK 1140536

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2004
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

        As of October 31, 2004, there were outstanding 155,899,219 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(millions, except per share data) (unaudited)
REVENUES:
Commissions and fees	$472	$434	$1,636	$1,446
Interest income	18	18	51	53

Total revenues	490	452	1,687	1,499

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	365	339	1,151	1,036
Non-cash compensation—performance options	4	4	10	17
Depreciation expense	10	8	31	26
Amortization of intangible assets	2	1	4	2
Net gain on disposal of operations	—	(6)	(5)	(10)

Total expenses	381	346	1,191	1,071

OPERATING INCOME	109	106	496	428
Interest expense	6	12	15	40
Premium on redemption of subordinated notes	—	—	17	—

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	103	94	464	388
INCOME TAXES	31	(3)	155	102

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	72	97	309	286
EQUITY IN NET INCOME OF ASSOCIATES	3	3	15	14
MINORITY INTEREST	—	(1)	(5)	(4)

NET INCOME	$75	$99	$319	$296

NET INCOME PER SHARE (Note 6)
—Basic	$0.48	$0.65	$2.02	$1.96
—Diluted	$0.45	$0.59	$1.89	$1.75

AVERAGE NUMBER OF SHARES OUTSTANDING (Note 6)
—Basic	157	153	158	151
—Diluted	167	168	169	169

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(millions, except share data) (unaudited)
ASSETS
Cash and cash equivalents	$270	$364
Fiduciary funds—restricted	1,480	1,502
Short-term investments	68	61
Accounts receivable, net of allowance for doubtful accounts of $32 in 2004 and $32 in 2003	7,590	6,980
Fixed assets, net of accumulated depreciation of $182 in 2004 and $161 in 2003	236	249
Goodwill and other intangible assets, net of accumulated amortization of $125 in 2004 and $121 in 2003	1,435	1,345
Investment in associates	127	118
Deferred tax assets	135	141
Other assets	294	198

TOTAL ASSETS	$11,635	$10,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$8,822	$8,210
Deferred revenue and accrued expenses	242	327
Income taxes payable	161	137
Long-term debt (Note 7)	450	370
Other liabilities	610	571

Total liabilities	10,285	9,615

COMMITMENTS AND CONTINGENCIES (Note 8)
MINORITY INTEREST	18	19
STOCKHOLDERS' EQUITY:
Common shares, $0.000115 par value; authorised: 4,000,000,000; issued and outstanding, 156,454,747 shares in 2004 and 159,083,048 shares in 2003	—	—
Additional paid-in capital	888	1,100
Retained earnings	597	367
Accumulated other comprehensive loss (Note 10)	(136)	(126)
Treasury stock, at cost, 728,991 shares in 2004 and 811,370 shares in 2003	(17)	(17)

Total stockholders' equity	1,332	1,324

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,635	$10,958

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2004	2003
	(millions) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$319	$296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31	26
Amortization of intangible assets	4	2
Provision for doubtful accounts	2	3
Minority interest	1	(1)
Provision for deferred income taxes	11	(14)
Subordinated debt redemption expense	17	—
Non-cash compensation—performance options	10	17
Other	—	1
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	23	(73)
Accounts receivable	(579)	(816)
Accounts payable	567	864
Other assets and liabilities	(87)	18

Net cash provided by operating activities	319	323

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of fixed assets	4	4
Additions to fixed assets	(34)	(40)
Acquisitions of subsidiaries, net of cash acquired	(78)	(85)
Investments in and advances to associates	(3)	—
Purchase of short-term investments	(70)	(44)
Proceeds on sale of short-term investments	63	29
Net cash proceeds from sale of operations	10	13

Net cash used in investing activities	(108)	(123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(370)	(120)
Draw down of term loans	450	—
Subordinated debt redemption expense	(17)	—
Repurchase of shares	(311)	—
Purchase of treasury stock	—	(1)
Proceeds from issue of shares	30	21
Dividends paid	(85)	(38)

Net cash used in financing activities	(303)	(138)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(92)	62
Effect of exchange rate changes on cash and cash equivalents	(2)	7
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	364	211

CASH AND CASH EQUIVALENTS, END OF PERIOD	$270	$280

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

        The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the nine month period ended September 30, 2004 may not necessarily be indicative of the operating results that may be incurred for the entire fiscal year.

        The December 31, 2003 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Interim Financial Statements should be read in conjunction with the Company's consolidated balance sheets as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2003 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

Stock-Based Compensation, using the Black-Scholes option-pricing model, the Company's pro forma net income and net income per share would have been:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(millions, except per share data)
Net income, as reported	$75	$99	$319	$296
Add: Non-cash compensation expense—performance options included in reported net income, net of related tax of $(2), $(1), $(3) and $(5)	2	3	7	12
One-off tax benefit determined under APB 25 (Note 4)	—	(37)	—	(35)
Less: Total stock-based employee compensation expense determined under FAS 123 for all awards, net of related tax of $3, $1, $5 and $2	(3)	(2)	(10)	(5)
One-off tax benefit as determined under FAS 123	—	3	—	3

Net income, pro forma	$74	$66	$316	$271

Net income per share:
Basic:
As reported	$0.48	$0.65	$2.02	$1.96
Pro forma	$0.47	$0.43	$2.00	$1.79
Diluted:
As reported	$0.45	$0.59	$1.89	$1.75
Pro forma	$0.45	$0.40	$1.89	$1.61

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

        The fair values of both interest rate contracts and foreign currency contracts are recorded in other assets and other liabilities on the balance sheet. For contracts that are qualifying cash flow hedges as defined by SFAS 133, changes in fair value are recorded as a component of other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. For contracts that do not qualify for hedge accounting as defined by SFAS 133, changes in fair value are recorded in general and administrative expenses.

        The changes in fair value of derivative financial instruments have been recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(millions)
General and administrative expenses:
Interest rate contracts	$1	$—	$1	$(1)
Foreign currency contracts	—	—	—	(2)
Other Comprehensive Income:
Interest rate contracts (net of tax of $nil, $3, $6 and $3)	1	(5)	(14)	(6)
Foreign currency contracts (net of tax of $2, $nil, $nil and $nil)	(5)	(3)	—	(1)

4.     INCOME TAXES

        In the third quarter of 2003, certain changes to UK tax legislation were enacted regarding the taxation of employee stock options. When UK-based employees exercise their stock options, the Company obtains a corporate tax deduction equal to the market price of the Company's shares on the date of exercise less the option exercise price paid by the employee. This change largely brought UK tax legislation into line with US tax legislation.

        Non-cash compensation amounting to $123 million in respect of UK performance options was expensed in periods prior to June 30, 2003 without any income tax benefit being recognized. Accordingly, following the change in UK tax legislation, an income tax benefit of $37 million, and a corresponding deferred asset, were recognized in the third quarter of 2003. Of the $37 million, $2 million related to the first six months of 2003.

5.     PENSIONS PLANS

        The components of the net periodic benefit cost (income) of the UK and US defined benefit plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
UK pension benefits
	2004	2003	2004	2003
	(millions)
Components of net periodic benefit cost (income):
Service cost	$10	$7	$31	$22
Interest cost	21	17	61	50
Expected return on plan assets	(27)	(24)	(83)	(72)
Amortization of unrecognized prior service gain	(1)	(1)	(2)	(2)

Net periodic benefit cost (income)	$3	$(1)	$7	$(2)

	Three months ended September 30,		Nine months ended September 30,
US pension benefits
	2004	2003	2004	2003
	(millions)
Components of net periodic benefit cost:
Service cost	$5	$4	$15	$12
Interest cost	7	7	21	21
Expected return on plan assets	(7)	(7)	(22)	(21)
Amortization of unrecognized actuarial loss	—	1	—	3

Net periodic benefit cost	$5	$5	$14	$15

        As of September 30, 2004, the Company had paid contributions of $23 million to the UK plan and $20 million to the US plan. The Company expects to contribute a further $7 million to the UK plan in the fourth quarter of 2004.

6.     NET INCOME PER SHARE

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

        At September 30, 2004, time-based and performance-based options to purchase 18.0 million and 5.2 million (2003: 19.2 million and 8.1 million) shares, respectively, and 0.5 million restricted shares (2003: 0.4 million), were outstanding. Basic and diluted net income per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(millions, except per share data)
Basic average number of shares outstanding	157	153	158	151
Dilutive effect of potentially issuable shares	10	15	11	18

Diluted average number of shares outstanding	167	168	169	169

Basic net income per share	$0.48	$0.65	$2.02	$1.96
Dilutive effect of potentially issuable shares	(0.03)	(0.06)	(0.13)	(0.21)

Diluted net income per share	$0.45	$0.59	$1.89	$1.75

        Options to purchase 5.1 million shares for the three and nine month periods ended September 30, 2004 were not included in the computation of the dilutive effect of stock options because the effect was antidilutive (2003: nil).

7.     LONG-TERM DEBT

        Long-term debt consists of the following:

	September 30, 2004	December 31, 2003
	(millions)
Senior credit facility, term loans	$450	$—
9% senior subordinated notes, due 2009	—	370

	$450	$370

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

        At September 30, 2004, there remained undrawn $150 million under the revolving credit facility.

8.     COMMITMENTS AND CONTINGENCIES

        Regulatory and Other Proceedings Relating to Contingent Compensation Arrangements—Beginning in April 2004, the New York Attorney General issued subpoenas to a number of insurance carriers and insurance brokerage firms, including the Company. These subpoenas requested information regarding, among other things, arrangements pursuant to which insurers compensated insurance brokers for distribution and other services provided to insurers. The New York Department of Insurance also requested information concerning these compensation arrangements. In October 2004, the New York Attorney General filed suit against one of the insurance brokers, accusing that broker of steering clients to insurers with which it has these compensation arrangements and of soliciting false or fictitious quotes from insurers (the "NY AG Complaint"). The New York Attorney General has stated publicly that he has broadened his investigation of the insurance industry to cover other practices and other possible violations of law, including violations of fiduciary duty, securities laws, and antitrust laws. The New York Attorney General has also publicly stated that civil and criminal charges may be filed against both individuals and other industry participants. After the New York Attorney General commenced his investigation, insurance commissioners and attorneys general of other states have announced that they are conducting similar investigations and have issued subpoenas to a number of insurance carriers and insurance brokerage firms, including the Company. The Company is co-operating fully with these investigations and is producing documents and other information in response to these subpoenas.

        In August 2004, a state court proceeding was commenced against the Company in California by an organization purporting to act in a representative capacity on behalf of the California general public. The complaint alleges that the compensation arrangements between the Company and insurance carriers constitute deceptive trade practices, and it seeks both injunctive and equitable relief, including restitution. A purported class action has also been filed in the United States District Court for the Southern District of New York naming various insurance carriers and insurance brokerage firms, including the Company, as defendants. The complaint alleges conduct by the defendants similar to the conduct alleged in the NY AG Complaint and also alleges, among other things, the existence of a conspiracy among the insurance carriers and brokers whereby they have engaged in violations of the federal RICO statute. It is expected that further lawsuits may be filed. The Company disputes these allegations and intends to defend itself vigorously against these actions.

        The compensation arrangements, which were initially the subject of the investigation by the New York Attorney General, are a longstanding and common practice within the insurance industry and have been disclosed by the Company. On October 21, 2004, the Company announced that it was voluntarily abolishing these compensation arrangements immediately in North America and by December 31, 2004 outside North America. It is not possible at this time to predict what the ultimate outcome of these proceedings or any possible future proceedings may be. On the basis of current information, the Company does not expect that such proceedings will ultimately have a material adverse effect on the Company's financial condition, results of operations or cash flow.

        Other Claims, Lawsuits and Proceedings—The Company is subject to various actual and potential claims, lawsuits and proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Similar to other corporations, the Company is also subject to a variety of other claims, including those relating to the Company's employment practices. Some of those claims, lawsuits and proceedings seek damages in amounts which could, if assessed, be significant.

        Most of these other claims, lawsuits and proceedings arising in the ordinary course of business are covered by professional indemnity or other appropriate insurance. In respect of self-insured deductibles, the Company has established provisions against these items which are believed to be adequate in the light of current information and legal advice, and the Company adjusts such provisions from time to time according to developments. On the basis of current information, the Company does not expect that the outcome of these other claims, lawsuits and proceedings to which the Company is subject or of which it is aware will have a material adverse effect on the Company's financial condition, results of operations or cash flow.

9.     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Nine months ended September 30,
	2004	2003
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$89	$96
Cash payments for interest	$25	$46

Supplemental disclosures of non-cash flow investing and financing activities:
Issue of stock on acquisition of subsidiaries	$28	$12
Deferred payments on acquisitions of subsidiaries	(7)	2
Acquisitions:
Fair value of assets acquired	37	9
Less: liabilities assumed	(34)	—
cash acquired	(7)	—

Acquisitions, net of cash acquired	$(4)	$9

10.   ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(millions)
Net income	$75	$99	$319	$296
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	1	(2)	4	—
Unrealized holding loss	—	(1)	—	(2)
Net loss on derivative instruments (net of tax of $2, $3, $6 and $3)	(4)	(8)	(14)	(7)

Other comprehensive loss	(3)	(11)	(10)	(9)

Comprehensive income	$72	$88	$309	$287

        The components of accumulated other comprehensive loss are as follows:

	September 30, 2004	December 31, 2003
	(millions)
Net foreign currency translation adjustment	$(8)	$(12)
Net minimum pension liability adjustment	(149)	(149)
Net gain on derivative instruments	21	35

Accumulated other comprehensive loss	$(136)	$(126)

11.   COMMON STOCK

        On July 23, 2003, the Board of Directors authorized an open-ended plan to purchase, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, shares of the Company's common stock at an aggregate purchase price of up to $100 million. On February 4, 2004, the Board of Directors approved an increase in the authorization to $300 million. This was further increased to $500 million as announced on September 8, 2004. During the first nine months of 2004, the Company repurchased 9.0 million shares for a total consideration of $327 million, of which $311 million had been settled by September 30, 2004. Repurchased shares were subsequently cancelled.

12.   SEGMENT INFORMATION

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

13.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Willis North America Inc. ("Willis North America") debt securities registered in April 2003 will be, if issued, jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Group Limited, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

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

        The entities included in the other Guarantors column are Willis Group Limited, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

Condensed Consolidated Statement of Operations

	Three months ended September 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$472	$—	$472
Interest income	—	—	2	22	(6)	18

Total revenues	—	—	2	494	(6)	490

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	3	1	12	350	(1)	365
Non-cash compensation—performance options	—	—	—	4	—	4
Depreciation expense	—	—	—	10	—	10
Amortization of intangible assets	—	—	—	—	2	2
Net loss (gain) on disposal of operations	—	—	573	—	(573)	—

Total expenses	3	1	585	364	(572)	381

OPERATING (LOSS) INCOME	(3)	(1)	(583)	130	566	109
Investment income from Group undertakings	—	54	11	—	(65)	—
Interest expense	—	(51)	(8)	(19)	72	(6)

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF ASSOCIATES	(3)	2	(580)	111	573	103
INCOME TAXES	—	—	(3)	40	(6)	31

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES	(3)	2	(577)	71	579	72
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	3	—	3
EQUITY ACCOUNT FOR SUBSIDIARIES	78	76	590	—	(744)	—

NET INCOME	$75	$78	$13	$74	$(165)	$75

Condensed Consolidated Statement of Operations

	Three months ended September 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$434	$—	$434
Interest income	—	—	3	19	(4)	18

Total revenues	—	—	3	453	(4)	452

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	(2)	2	315	23	339
Non-cash compensation—performance options	—	—	—	4	—	4
Depreciation expense	—	—	1	7	—	8
Amortization of intangible assets	—	—	—	—	1	1
Net loss (gain) on disposal of operations	—	—	—	6	(12)	(6)

Total expenses	1	(2)	3	332	12	346

OPERATING (LOSS) INCOME	(1)	2	—	121	(16)	106
Investment income from Group undertakings	18	135	45	21	(219)	—
Interest expense	—	(53)	(17)	(16)	74	(12)

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	17	84	28	126	(161)	94
INCOME TAXES	—	—	(2)	(3)	2	(3)

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	17	84	30	129	(163)	97
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	2	1	3
MINORITY INTEREST	—	—	—	—	(1)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	82	16	—	—	(98)	—

NET INCOME	$99	$100	$30	$131	$(261)	$99

Condensed Consolidated Statement of Operations

	Nine months ended September 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,636	$—	$1,636
Interest income	—	—	6	60	(15)	51

Total revenues	—	—	6	1,696	(15)	1,687

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	4	(1)	11	1,152	(15)	1,151
Non-cash compensation—performance options	—	—	—	10	—	10
Depreciation expense	—	—	3	28	—	31
Amortization of intangible assets	—	—	—	—	4	4
Net loss (gain) on disposal of operations	—	—	573	568	(1,146)	(5)

Total expenses	4	(1)	587	1,758	(1,157)	1,191

OPERATING (LOSS) INCOME	(4)	1	(581)	(62)	1,142	496
Investment income from Group undertakings	254	1,353	69	88	(1,764)	—
Interest expense	—	(152)	(22)	(58)	217	(15)
Premium on redemption of subordinated notes	—	—	(17)	—	—	(17)

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	250	1,202	(551)	(32)	(405)	464
INCOME TAXES	—	4	(6)	161	(4)	155

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	250	1,198	(545)	(193)	(401)	309
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	15	—	15
MINORITY INTEREST	—	—	—	(1)	(4)	(5)
EQUITY ACCOUNT FOR SUBSIDIARIES	69	(875)	606	—	200	—

NET INCOME (LOSS)	$319	$323	$61	$(179)	$(205)	$319

Condensed Consolidated Statement of Operations

	Nine months ended September 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,446	$—	$1,446
Interest income	—	—	7	58	(12)	53

Total revenues	—	—	7	1,504	(12)	1,499

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	2	(5)	8	1,024	7	1,036
Non-cash compensation—performance options	—	—	—	17	—	17
Depreciation expense	—	—	4	22	—	26
Amortization of intangible assets	—	—	—	—	2	2
Net loss (gain) on disposal of operations	—	—	—	8	(18)	(10)

Total expenses	2	(5)	12	1,071	(9)	1,071

OPERATING (LOSS) INCOME	(2)	5	(5)	433	(3)	428
Investment income from Group undertakings	41	339	121	57	(558)	—
Interest expense	—	(161)	(56)	(47)	224	(40)

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	39	183	60	443	(337)	388
INCOME TAXES	—	—	(8)	103	7	102

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	39	183	68	340	(344)	286
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	13	1	14
MINORITY INTEREST	—	—	—	—	(4)	(4)
EQUITY ACCOUNT FOR SUBSIDIARIES	257	115	3	—	(375)	—

NET INCOME	$296	$298	$71	$353	$(722)	$296

Condensed Consolidating Balance Sheets

	As at September 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS:
Cash and cash equivalents	$10	$—	$118	$142	$—	$270
Fiduciary funds—restricted	—	—	78	1,402	—	1,480
Short-term investments	—	—	—	68	—	68
Accounts receivable	34	2,465	1,242	8,733	(4,884)	7,590
Goodwill and other intangible assets	—	—	—	153	1,282	1,435
Other assets	—	91	15	754	(68)	792
Equity accounted subsidiaries	1,405	2,114	999	1,781	(6,299)	—

TOTAL ASSETS	$1,449	$4,670	$2,452	$13,033	$(9,969)	$11,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$85	$3,196	$1,314	$9,135	$(4,908)	$8,822
Deferred revenue and accrued expenses	3	—	1	246	(8)	242
Income taxes payable	—	124	—	82	(45)	161
Other liabilities	29	—	484	516	31	1,060

Total liabilities	117	3,320	1,799	9,979	(4,930)	10,285

MINORITY INTEREST	—	—	—	1	17	18
STOCKHOLDERS' EQUITY	1,332	1,350	653	3,053	(5,056)	1,332

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,449	$4,670	$2,452	$13,033	$(9,969)	$11,635

Condensed Consolidating Balance Sheets

	As at December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS:
Cash and cash equivalents	$48	$9	$148	$159	$—	$364
Fiduciary funds—restricted	—	—	97	1,405	—	1,502
Short-term investments	—	—	—	61	—	61
Accounts receivable	7	2,687	876	7,808	(4,398)	6,980
Goodwill and other intangible assets	—	—	—	159	1,186	1,345
Other assets	—	52	69	673	(88)	706
Equity accounted subsidiaries	1,295	1,449	1,049	1,714	(5,507)	—

TOTAL ASSETS	$1,350	$4,197	$2,239	$11,979	$(8,807)	$10,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$2,811	$1,246	$8,575	$(4,422)	$8,210
Deferred revenue and accrued expenses	—	1	12	329	(15)	327
Income taxes payable	—	91	—	64	(18)	137
Other liabilities	26	—	419	442	54	941

Total liabilities	26	2,903	1,677	9,410	(4,401)	9,615

MINORITY INTEREST	—	—	—	1	18	19
STOCKHOLDERS' EQUITY	1,324	1,294	562	2,568	(4,424)	1,324

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,350	$4,197	$2,239	$11,979	$(8,807)	$10,958

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$8	$52	$261	$—	$319

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	(41)	—	(573)	(610)	1,146	(78)
Other	—	(3)	(2)	(25)	—	(30)

Net cash used in investing activities	(41)	(3)	(575)	(635)	1,146	(108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(370)	—	—	(370)
Draw down of term loans	—	—	450	—	—	450
Repurchase of shares	(311)	—	—	—	—	(311)
Amounts owed by and to Group undertakings	68	208	393	477	(1,146)	—
Dividends paid	170	(225)	37	(67)	—	(85)
Other	78	3	(17)	(51)	—	13

Net cash provided by (used in) financing activities	5	(14)	493	359	(1,146)	(303)

DECREASE IN CASH AND CASH EQUIVALENTS	(38)	(9)	(30)	(15)	—	(92)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2)	—	(2)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48	9	148	159	—	364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10	$—	$118	$142	$—	$270

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$12	$(32)	$345	$—	$323

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(85)	—	(85)
Additions to fixed assets	—	—	8	(48)	—	(40)
Purchase of short-term investments	—	—	—	(44)	—	(44)
Proceeds on sale of short-term investments	—	—	—	29	—	29
Other	—	—	1	16	—	17

Net cash provided by (used in) investing activities	—	—	9	(132)	—	(123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	(1)	(119)	—	—	(120)
Amounts owed by and to Group undertakings	(12)	30	108	(126)	—	—
Dividends paid	4	(42)	81	(81)	—	(38)
Other	19	1	—	—	—	20

Net cash provided by (used in) financing activities	11	(12)	70	(207)	—	(138)

INCREASE IN CASH AND CASH EQUIVALENTS	9	—	47	6	—	62
Effect of exchange rate changes on cash and cash equivalents	—	—	—	7	—	7
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	97	113	—	211

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10	$—	$144	$126	$—	$280

14.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

        The entities included in the other Guarantors column are TA I Limited, TA II Limited and TA III Limited.

Condensed Consolidated Statement of Operations

	Three months ended September 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$472	$—	$472
Interest income	—	—	—	24	(6)	18

Total revenues	—	—	—	496	(6)	490

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	3	—	—	363	(1)	365
Non-cash compensation—performance options	—	—	—	4	—	4
Depreciation expense	—	—	—	10	—	10
Amortization of intangible assets	—	—	—	—	2	2
Net loss on disposal of operations	—	—	—	573	(573)	—

Total expenses	3	—	—	950	(572)	381

OPERATING (LOSS) INCOME	(3)	—	—	(454)	566	109
Investment income from Group undertakings	—	—	40	25	(65)	—
Interest expense	—	—	(12)	(66)	72	(6)

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF ASSOCIATES	(3)	—	28	(495)	573	103
INCOME TAXES	—	—	7	30	(6)	31

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES	(3)	—	21	(525)	579	72
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	3	—	3
EQUITY ACCOUNT FOR SUBSIDIARIES	78	78	57	—	(213)	—

NET INCOME (LOSS)	$75	$78	$78	$(522)	$366	$75

Condensed Consolidated Statement of Operations

	Three months ended September 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$434	$—	$434
Interest income	—	—	—	22	(4)	18

Total revenues	—	—	—	456	(4)	452

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1	—	—	315	23	339
Non-cash compensation—performance options	—	—	—	4	—	4
Depreciation expense	—	—	—	8	—	8
Amortization of intangible assets	—	—	—	—	1	1
Net loss (gain) on disposal of operations	—	—	—	6	(12)	(6)

Total expenses	1	—	—	333	12	346

OPERATING (LOSS) INCOME	(1)	—	—	123	(16)	106
Investment income from Group undertakings	18	58	40	103	(219)	—
Interest expense	—	—	(13)	(73)	74	(12)

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	17	58	27	153	(161)	94
INCOME TAXES	—	—	8	(13)	2	(3)

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	17	58	19	166	(163)	97
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	2	1	3
MINORITY INTEREST	—	—	—	—	(1)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	82	42	81	—	(205)	—

NET INCOME	$99	$100	$100	$168	$(368)	$99

Condensed Consolidated Statement of Operations

	Nine months ended September 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,636	$—	$1,636
Interest income	—	—	—	66	(15)	51

Total revenues	—	—	—	1,702	(15)	1,687

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	4	—	—	1,162	(15)	1,151
Non-cash compensation—performance options	—	—	—	10	—	10
Depreciation expense	—	—	—	31	—	31
Amortization of intangible assets	—	—	—	—	4	4
Net loss (gain) on disposal of operations	—	—	—	1,141	(1,146)	(5)

Total expenses	4	—	—	2,344	(1,157)	1,191

OPERATING (LOSS) INCOME	(4)	—	—	(642)	1,142	496
Investment income from Group undertakings	254	764	195	551	(1,764)	—
Interest expense	—	—	(32)	(200)	217	(15)
Premium on redemption of subordinated notes	—	—	—	(17)	—	(17)

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	250	764	163	(308)	(405)	464
INCOME TAXES	—	—	27	132	(4)	155

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	250	764	136	(440)	(401)	309
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	15	—	15
MINORITY INTEREST	—	—	—	(1)	(4)	(5)
EQUITY ACCOUNT FOR SUBSIDIARIES	69	(441)	187	—	185	—

NET INCOME (LOSS)	$319	$323	$323	$(426)	$(220)	$319

Condensed Consolidated Statement of Operations

	Nine months ended September 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,446	$—	$1,446
Interest income	—	—	—	65	(12)	53

Total revenues	—	—	—	1,511	(12)	1,499

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	2	—	(1)	1,028	7	1,036
Non-cash compensation—performance options	—	—	—	17	—	17
Depreciation expense	—	—	—	26	—	26
Amortization of intangible assets	—	—	—	—	2	2
Net loss (gain) on disposal of operations	—	—	—	8	(18)	(10)

Total expenses	2	—	(1)	1,079	(9)	1,071

OPERATING (LOSS) INCOME	(2)	—	1	432	(3)	428
Investment income from Group undertakings	41	125	119	273	(558)	—
Interest expense	—	—	(42)	(222)	224	(40)

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	39	125	78	483	(337)	388
INCOME TAXES	—	—	24	71	7	102

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	39	125	54	412	(344)	286
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	13	1	14
MINORITY INTEREST	—	—	—	—	(4)	(4)
EQUITY ACCOUNT FOR SUBSIDIARIES	257	173	244	—	(674)	—

NET INCOME	$296	$298	$298	$425	$(1,021)	$296

Condensed Consolidating Balance Sheets

	As at September 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS:
Cash and cash equivalents	$10	$—	$—	$260	$—	$270
Fiduciary funds—restricted	—	—	—	1,480	—	1,480
Short-term investments	—	—	—	68	—	68
Accounts receivable	34	246	1,445	10,749	(4,884)	7,590
Goodwill and other intangible assets	—	—	—	153	1,282	1,435
Other assets	—	—	—	860	(68)	792
Equity accounted subsidiaries	1,405	1,348	630	4,397	(7,780)	—

TOTAL ASSETS	$1,449	$1,594	$2,075	$17,967	$(11,450)	$11,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$85	$244	$626	$12,775	$(4,908)	$8,822
Deferred revenue and accrued expenses	3	—	—	247	(8)	242
Income taxes payable	—	—	101	105	(45)	161
Other liabilities	29	—	—	1,000	31	1,060

Total liabilities	117	244	727	14,127	(4,930)	10,285

MINORITY INTEREST	—	—	—	1	17	18
STOCKHOLDERS' EQUITY	1,332	1,350	1,348	3,839	(6,537)	1,332

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,449	$1,594	$2,075	$17,967	$(11,450)	$11,635

Condensed Consolidating Balance Sheets

	As at December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS:
Cash and cash equivalents	$48	$—	$—	$316	$—	$364
Fiduciary funds—restricted	—	—	—	1,502	—	1,502
Short-term investments	—	—	—	61	—	61
Accounts receivable	7	20	1,511	9,840	(4,398)	6,980
Goodwill and other intangible assets	—	—	—	159	1,186	1,345
Other assets	—	—	—	794	(88)	706
Equity accounted subsidiaries	1,295	1,292	455	3,878	(6,920)	—

TOTAL ASSETS	$1,350	$1,312	$1,966	$16,550	$(10,220)	$10,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$18	$601	$12,013	$(4,422)	$8,210
Deferred revenue and accrued expenses	—	—	—	342	(15)	327
Income taxes payable	—	—	73	82	(18)	137
Other liabilities	26	—	—	861	54	941

Total liabilities	26	18	674	13,298	(4,401)	9,615

MINORITY INTEREST	—	—	—	1	18	19
STOCKHOLDERS' EQUITY	1,324	1,294	1,292	3,251	(5,837)	1,324

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,350	$1,312	$1,966	$16,550	$(10,220)	$10,958

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$—	$88	$233	$—	$319

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	(41)	—	—	(1,183)	1,146	(78)
Other	—	—	—	(30)	—	(30)

Net cash used in investing activities	(41)	—	—	(1,213)	1,146	(108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	—	(370)	—	(370)
Draw down of term loans	—	—	—	450	—	450
Repurchase of shares	(311)	—	—	—	—	(311)
Amounts owed by and to Group undertakings	68	—	91	987	(1,146)	—
Dividends paid	170	—	(179)	(76)	—	(85)
Other	78	—	—	(65)	—	13

Net cash provided by (used in) financing activities	5	—	(88)	926	(1,146)	(303)

DECREASE IN CASH AND CASH EQUIVALENTS	(38)	—	—	(54)	—	(92)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2)	—	(2)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48	—	—	316	—	364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10	$—	$—	$260	$—	$270

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$(1)	$80	$246	$—	$323

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(85)	—	(85)
Additions to fixed assets	—	—	—	(40)	—	(40)
Purchase of short-term investments	—	—	—	(44)	—	(44)
Proceeds from sale of short-term investments	—	—	—	29	—	29
Other	—	—	—	17	—	17

Net cash used in investing activities	—	—	—	(123)	—	(123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(1)	(119)	—	(120)
Amounts owed by and to Group undertakings	(12)	1	(37)	48	—	—
Dividends paid	4	—	(42)	—	—	(38)
Other	19	—	—	1	—	20

Net cash provided by (used in) financing activities	11	1	(80)	(70)	—	(138)

INCREASE IN CASH AND CASH EQUIVALENTS	9	—	—	53	—	62
Effect of exchange rate changes on cash and cash equivalents	—	—	—	7	—	7
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	—	210	—	211

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10	$—	$—	$270	$—	$280

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Results

        Revenues for third quarter 2004 increased by 8% to $490 million compared with third quarter 2003. Net new business growth across all businesses generated approximately 4% of this increase, with 2% attributable to foreign currency translation and 2% to the net effects of acquisitions and disposals. For the nine months to September 30, 2004, revenues increased by 13% compared with the corresponding period of 2003, with approximately 6% coming from net new business growth, 4% from the effects of foreign currency translation and 3% from the net effect of acquisitions and disposals.

        Our operating margin was 22.2% in third quarter 2004, compared with 23.4% in the corresponding period of 2003. Excluding non-cash compensation charges for performance-based stock options and gains on disposal of operations, our operating margin was 23.1% in third quarter 2004, compared with 23.0% a year ago. For the first nine months of 2004, our operating margin was 29.4%, up from 28.6% in the corresponding period of 2003. Excluding non-cash compensation charges for performance-based stock options and gains on disposal of operations, our operating margin was 29.7% in the first nine months of 2004, up from 29.0% a year ago.

        Net income per diluted share in third quarter 2004 was 24% lower than in the corresponding period of 2003 which benefited from a $37 million tax adjustment following a change in UK tax legislation. Excluding non-cash compensation charges for performance-based stock options, gains on disposal of operations and the one-time tax benefit, third quarter 2004 net income per diluted share was up 24% compared with third quarter 2003. For the nine months ended September 30, 2004, net income per diluted share was up 8% over the corresponding period of 2003 on a reported basis and 25% excluding non-cash compensation charges for performance-based stock options, gains on disposal of operations, the one-time tax benefit and a non-recurring premium paid on the redemption of subordinated debt in February 2004.

        On June 23, 2004 we announced agreement in principle to acquire a 56% shareholding in Coyle Hamilton, the Republic of Ireland's largest privately owned insurance broker with annualized revenues of approximately $60 million. We completed the acquisition on October 1, 2004 and have options to acquire the remaining 44% of Coyle Hamilton in 2007 and 2009. On August 17, 2004 we announced that we had final approval and certification for our joint venture operation, Willis Pudong Insurance Brokers Co., Ltd., to engage in insurance and reinsurance broking activities throughout the People's Republic of China.

        During the quarter, we repurchased 3,474,200 shares of our common stock at a cost of $124 million, bringing our total repurchases in the nine months to September 30, 2004 to 8,974,200 shares of common stock at a cost of $327 million. On September 8, 2004, we announced an increase in the authorization limit of the share repurchase program to $500 million.

Impact of abolishing volume and profit-related commissions and future outlook

        On October 21, 2004 we announced that we were abolishing volume and profit-related commissions and restructuring other market-related arrangements with insurers. In North America, we discontinued these commissions as of October 21, 2004 and outside North America we are discontinuing these commission arrangements by December 31, 2004. We had anticipated that we would receive some $160 million in total market derived revenues for fiscal 2004: $80 million of predominantly volume and profit-related contingent commissions and $80 million of other market service revenues. Of the $80 million of volume and profit-related revenues, we had recognized $50 million in the first nine months of 2004. Our decision could therefore reduce full year 2004 revenues by approximately $30 million, pre-tax, or $0.12 per diluted share. Because the situation is developing rapidly, the actual impact on 2004 could be more or less than these estimates.

        In the rapidly changing industry environment, we see new opportunities to enhance our global market share, especially with middle market and large accounts. Our efforts to grow market share will include increased marketing, aggressive targeting of new accounts and continued hiring of new business producers and other staff.

Regulatory and other proceedings relating to contingent compensation arrangements

        See Note 8—Commitments and Contingencies of Notes to the Consolidated Financial Statements.

Critical accounting estimates

        The accounting estimates or assumptions that management considers to be the most important to the presentation of the Company's financial condition or operating performance were discussed in our Annual Report on Form 10-K for the year ended December 31, 2003. There were no significant additions or changes to these estimates or assumptions in the first nine months of 2004.

Revenues

        Premium rates continued to decline across most lines of insurance during the quarter. However, there are signs that some risk managers are beginning to take advantage of lower premium rates to buy more coverage. Despite the tough business environment, all our divisions reported growth in their third quarter 2004 revenues compared with third quarter 2003 and for year-to-date revenues compared with last year.

        Our Global and International divisions earn significant revenues in currencies other than the US dollar: in 2004, reported revenues in our Global and International divisions benefited from the impact of foreign currency translation, largely as a result of both the euro and sterling strengthening against the dollar. In International, this benefit was partly offset by the strength of the dollar relative to Latin American currencies throughout 2004.

        Acquisitions and disposals led to a 15% increase in International's third quarter 2004 revenue compared with the prior year. The increase was mainly attributable to the acquisition of a controlling interest in Willis A/S, our Danish subsidiary, which was consolidated from January 1, 2004.

	Revenues			Change attributable to:
	2004	2003	% change	Foreign currency translation	Acquisitions and disposals	Net new business growth
	(millions)
Three months ended September 30,
Global	$251	$236	6%	4%	—	2%
North America	158	152	4%	—	—	4%
International	81	64	27%	4%	15%	8%

Total revenues	$490	$452	8%	2%	2%	4%

Nine months ended September 30,
Global	$893	$815	10%	5%	1%	4%
North America	482	449	7%	—	—	7%
International	312	235	33%	9%	14%	10%

Total revenues	$1,687	$1,499	13%	4%	3%	6%

(1)
Following a change to our reporting structure effective July 1, 2004, North America revenues of $34 million for the six months ended June 30, 2004 were reclassified as Global revenues. The comparative figures for the three and nine month periods ended September 30, 2003 were $19 million and $52 million, respectively.

        Global:    Net new business growth in our Global business of 2% in third quarter 2004 and 4% in the first nine months of 2004 reflected good performances by all business units despite noticeable downward pressure on premium rates.

        North America:    Net new business growth in our North America business of 4% in third quarter 2004 and 7% in the first nine months of 2004 was attributable to solid contributions from our middle market, large account and specialty practices (notably executive risk, employee benefits and construction). There was a modest negative impact from premium rates. Premium rates are down 10 to 20% on average, but we are working hard to keep fees and commission rates steady in monetary terms thereby mitigating the impact of falling premium rates on our revenues.

        International:    Net new business growth in our International business of 8% in third quarter 2004 and 10% in the first nine months of 2004 was driven by good performances in Asia and Latin America. There was a modest negative impact from premium rates on average, although the effect varied by country and by line of business.

Expenses

        General and administrative expenses (excluding non-cash compensation for performance-based stock options) were $365 million in third quarter 2004, up 8% from the third quarter of 2003. Approximately 4% of the reported increase was attributable to foreign currency translation and 4% to the net effect of acquisitions and disposals. Adjusting for these items, general and administrative expenses in third quarter 2004 were broadly in line with the corresponding period of 2003 as we maintained expense discipline. Salaries and benefits, including incentive-based compensation, remained relatively steady at 50% on a trailing twelve month basis but amounted to 56% of revenues in third quarter 2004, our lowest revenue quarter on a cyclical basis.

        For the nine months to September 30, 2004, general and administrative expenses were 11% higher than in 2003 but only 3% higher after excluding the effects of acquisitions and disposals, 3%, and foreign currency translation, 5%.

        We recorded a non-cash charge for performance-based stock options of $4 million in third quarter 2004 and $10 million in the nine months compared with $4 million and $17 million in the same periods a year ago. This charge recognizes performance-based stock options granted to management for exceeding 2001 and 2002 performance targets. On a cumulative basis as at September 30, 2004, we had recognized $268 million, or approximately 98%, of the estimated total charge. The remaining charge of approximately $4 million will be recognized in the fourth quarter of 2004, when substantially all performance options will have vested.

Operating income

        Operating income increased by 3% to $109 million in third quarter 2004 and by 16% to $496 million in the first nine months of 2004. Excluding the non-cash compensation charge for performance-based stock options ($4 million in third quarter 2004 and $4 million in the third quarter of 2003) and gains on disposal of operations ($nil in third quarter 2004 and $6 million in the third quarter of 2003), operating income increased by 9% to $113 million in third quarter 2004 compared to the third quarter of 2003. Excluding the non-cash compensation charge for performance-based stock options and the gains on disposal of operations, operating income increased by 15% to $501 million in the first nine months of 2004 compared with the first nine months of 2003. We use operating income excluding non-cash compensation and gains on disposals as a measure of cash generated by the businesses.

Interest expense

        Interest expense was $6 million in third quarter 2004 and $15 million in the nine months compared with $12 million and $40 million in the corresponding periods a year ago, reflecting lower average debt during the first nine months of 2004 and lower interest rates on our new borrowing facilities.

Income taxes

        Income tax expense for third quarter 2004 amounted to $31 million and $155 million for the nine months to September 30, 2004. Through June 30, 2004, the company estimated an underlying full year tax rate of 34%. However, due to the actual geographic mix of our results, the full year's effective tax rate in 2004 is now estimated to be 33%.

        In the third quarter of 2003, certain changes to UK tax legislation were enacted regarding the taxation of employee stock options. When UK-based employees exercise stock options, the Company obtains a corporate tax deduction equal to the market price of the Company's shares on the date of exercise less the option exercise price paid by the employee. Consequently, a one-time income tax benefit of $37 million, and a corresponding deferred asset, was recognized in the third quarter of 2003.

Net income

        Net income in third quarter 2004 fell by 24% to $75 million ($0.45 per diluted share) from $99 million ($0.59 per diluted share) in the third quarter of 2003 which benefited from a $37 million one-time income tax benefit arising from changes in UK tax legislation regarding the taxation of employee stock options. Excluding the non-cash charge for performance options ($2 million net of tax in third quarter 2004 and $3 million in the third quarter of 2003), the net gain on disposal of operations ($nil net of tax in third quarter 2004 and $3 million in third quarter 2003) and the one-time income tax benefit of $37 million in third quarter 2003, net income increased by 24% to $77 million from $62 million in third quarter 2003 and net income per diluted share rose by 24% to $0.46 from $0.37 a year ago.

        For the nine months, net income increased by 8% to $319 million ($1.89 per diluted share) from $296 million ($1.75 per diluted share) in the corresponding period of 2003. Excluding the non-cash charge for performance options ($7 million net of tax in the first nine months of 2004 and $14 million in the first nine months of 2003), the net gain on disposal of operations ($3 million net of tax in the first nine months of 2004 and $6 million in the first nine months of 2003), the one-time income tax benefit of $37 million in the first nine months of 2003, and a $10 million net of tax premium paid on the redemption of subordinated debt, net income increased by 25% to $333 million ($1.97 per diluted share) from $267 million ($1.58 per diluted share) in the corresponding period of 2003. Foreign currency translation added approximately $0.01 per diluted share in the first nine months of 2004 and had no impact in third quarter 2004. Acquisitions added approximately $0.02 per diluted share when compared with the first nine months of 2003 and had no impact when compared with third quarter 2003. The change in the underlying tax rate from 34% to 33% added $0.03 per diluted share in third quarter 2004 and $0.03 per diluted share for the first nine months of 2004.

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

        During 2004, we began a program of share buy backs. In third quarter 2004 we repurchased and subsequently cancelled 3,474,200 shares of common stock at a cost of $124 million. The total repurchases under the program at September 30, 2004 were 8,974,200 shares of common stock at a cost of $327 million. On September 8, 2004, the Board of Directors approved an increase in the authorization limit of our share repurchase program to $500 million.

        Net cash provided by operations, which excludes fiduciary cash movements, was $319 million in the first nine months of 2004 compared with $323 million in the first nine months of 2003.

        Net cash used in investing activities amounted to $108 million in the first nine months of 2004 compared with $123 million in the first nine months of 2003. Capital expenditures for the first nine months of 2004 and 2003, less the proceeds from disposals of fixed assets, were $30 million and $36 million, respectively. Capital expenditure in 2004 related primarily to information technology systems and continues to be managed in a disciplined manner with future information technology expenditures not being committed ahead of cash generation.

        Cash used for acquisitions in the first nine months of 2004 amounted to $78 million (net of cash acquired), relating to an additional 70% interest in Willis A/S in Denmark, the acquisition of two reinsurance businesses in Denmark and Italy and an additional 20% interest in our retail operation in Argentina.

        Cash used in financing activities amounted to $303 million in the first nine months of 2004 compared with $138 million in the corresponding period of 2003, reflecting the redemption of our subordinated debt and repurchase of our shares as described above. The cash dividends paid during the first nine months of 2004 were $85 million compared with $38 million in the corresponding period of 2003.

        As of September 30, 2004, we had cash and cash equivalents of $270 million. We expect that internally generated funds will continue to meet our operating cash requirements, capital expenditures and dividend payments. Additionally our undrawn $150 million revolving credit facility gives us significant future financial flexibility.

        As reported in our Annual Report on Form 10-K for the year ended December 31, 2003, we will become subject to new regulations in the UK in January 2005 regarding fiduciary funds held by insurance intermediaries. These regulations will require fiduciary funds to be held in designated trust accounts, restrict the financial instruments in which such funds may be invested and affect the timing of transferring commissions from fiduciary funds to own funds.

        We intend to phase in the new regulations so that we will be in full compliance by January 2005. As a consequence, we currently expect that the cash held in own funds in January 2005 will be approximately $150 million to $200 million lower than it would otherwise have been as a result of the one-time effect of the new regulations. Thereafter, we do not expect any significant impact on our cash flow from operating activities on a full-year basis.

Contractual obligations

        Apart from the redemption of the 9% Senior Subordinated Notes amounting to $370 million in February 2004, and the draw down of $450 million of term loans, as described in Note 7 of Notes to the Consolidated Financial Statements, there have been no other material changes in our contractual obligations since December 31, 2003.

Off-Balance Sheet Transactions

        Disclosures regarding commitments and contingencies are given in Note 8 of Notes to the Consolidated Financial Statements. The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

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

Item 4—Controls and Procedures

        Based on an evaluation of the effectiveness of the Company's disclosure controls, as of September 30, 2004, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be included in the Company's filings or submissions under the Securities Exchange Act of 1934 is made known to them in a timely fashion.

        There have been no significant changes in the Company's internal controls over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        Regulatory and Other Proceedings Relating to Contingent Compensation Arrangements—Beginning in April 2004, the New York Attorney General issued subpoenas to a number of insurance carriers and insurance brokerage firms, including the Company. These subpoenas requested information regarding, among other things, arrangements pursuant to which insurers compensated insurance brokers for distribution and other services provided to insurers. The New York Department of Insurance also requested information concerning these compensation arrangements. In October 2004, the New York Attorney General filed suit against one of the insurance brokers, accusing that broker of steering clients to insurers with which it has these compensation arrangements and of soliciting false or fictitious quotes from insurers (the "NY AG Complaint"). The New York Attorney General has stated publicly that he has broadened his investigation of the insurance industry to cover other practices and other possible violations of law, including violations of fiduciary duty, securities laws, and antitrust laws. The New York Attorney General has also publicly stated that civil and criminal charges may be filed against both individuals and other industry participants. After the New York Attorney General commenced his investigation, insurance commissioners and attorneys general of other states have announced that they are conducting similar investigations and have issued subpoenas to a number of insurance carriers and insurance brokerage firms, including the Company. The Company is co-operating fully with these investigations and is producing documents and other information in response to these subpoenas.

        In August 2004, a state court proceeding was commenced against the Company in California by an organization purporting to act in a representative capacity on behalf of the California general public. The complaint alleges that the compensation arrangements between the Company and insurance carriers constitute deceptive trade practices, and it seeks both injunctive and equitable relief, including restitution. A purported class action has also been filed in the United States District Court for the Southern District of New York naming various insurance carriers and insurance brokerage firms, including the Company, as defendants. The complaint alleges conduct by the defendants similar to the conduct alleged in the NY AG Complaint and also alleges, among other things, the existence of a conspiracy among the insurance carriers and brokers whereby they have engaged in violations of the federal RICO statute. It is expected that further lawsuits may be filed. The Company disputes these allegations and intends to defend itself vigorously against these actions.

        The compensation arrangements, which were initially the subject of the investigation by the New York Attorney General, are a longstanding and common practice within the insurance industry and have been disclosed by the Company. On October 21, 2004, the Company announced that it was voluntarily abolishing these compensation arrangements immediately in North America and by December 31, 2004 outside North America. It is not possible at this time to predict what the ultimate outcome of these proceedings or any possible future proceedings may be. On the basis of current information, the Company does not expect that such proceedings will ultimately have a material adverse effect on the Company's financial condition, results of operations or cash flow.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

        During the period January 1, 2002 to September 30, 2004 the Company issued a total of 1,365,377 shares of common stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of such Act relating to sales by an issuer not involving a public offering, none of which involved the sale of more than 1% of the outstanding common stock of the

Company. All the sales related to part consideration for the acquisition of interests in the following companies, previously disclosed on either Forms 20-F or Forms 10-K:

Date of Sale	Number of Shares	Acquisition
November 1, 2002	34,990	Propacta Pensionsplanering A.B., Sweden
December 17, 2002	9,155	Special Risk Advisors International LLC, USA
January 30, 2003	243,402	Willis Iberia Correduria de Seguros y Reaseguros S.A.
August 29, 2003	24,618	T.C.T Insurance Services, Inc., USA
September 1, 2003	24,476	Willis Iberia Correduria de Seguros y Reaseguros S.A.
September 25, 2003	159,717	Willis Italia Holdings s.r.l., Italy
January 5, 2004	17,904	Cogdill Bonding & Insurance Services, Inc., USA
January 15, 2004	92,359	Ital Re S.p.A., Italy
January 16, 2004	74,935	Kirecon Holdings ApS, Denmark
January 16, 2004	297,954	Willis A/S, Denmark
March 10, 2004	54,673	Richard N Goldman & Co, USA
April 16, 2004	127,087	Bradstock GIS Pty Limited, Australia
July 14, 2004	204,107	Willis A/S, Denmark

        The following shares of the Company's common stock were repurchased by the Company during the quarter on a trade date basis:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
July 1, to July 31, 2004	836,000	$33.817	836,000	$68,788,000
August 1, to August 31, 2004	338,000	$34.429	338,000	$57,151,000
September 1, to September 30, 2004	2,300,200	$36.466	2,300,200	$173,272,000

Total	3,474,200	$35.630	3,474,200

        On July 23, 2003, the Board of Directors authorized an open-ended plan to purchase, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, shares of the Company's common stock at an aggregate purchase price of up to $100 million. On February 4, 2004, the Board of Directors approved an increase in the authorization to $300 million and then on September 8, 2004, an increase in the authorization to $500 million.

Item 5—Other Information

        On November 2, 2004, Willis North America Inc. amended its 401(k) plan, the Willis North America Inc. Financial Security Partnership Plan (the "Plan"). Previously the Willis North America Inc. matching contributions were invested in stock of the Company. As a result of the amendments, employees of Willis North America Inc. including Officers of the Company who are eligible to participate in the Plan will be allowed to choose between a list of investment funds, including the Company's stock, designated by Willis North America Inc. for investing Willis North America Inc.'s matching contributions. Also, all current restrictions on transfer of the Company's stock held in the Plan by participants were lifted.

        On November 8, 2004, Willis North America Inc. adopted the Willis U.S. 2005 Deferred Compensation Plan (the "Deferred Compensation Plan"). Under the Deferred Compensation Plan, certain employees of Willis North America Inc. and its affiliates including Officers of the Company who satisfy certain eligibility requirements may make annual irrevocable elections to defer a specified portion of their base salary and bonus to be earned during the following calendar year. Account balances will be credited with income, gains and losses based on the performance of investment funds selected by the participant from a list of funds designated by Willis North America Inc. Participants are at all times 100% vested in the amounts credited to their deferral accounts. Participants will be eligible to receive distributions of the amounts credited to their accounts at or after their termination of employment in a lump sum or installments pursuant to elections made under the rules of the Deferred Compensation Plan. Key employees must wait six months after termination of employment to receive a distribution.

Item 6—Exhibits

Exhibits:

10.21
Willis US 2005 Deferred Compensation Plan

10.22
Amended and Restated Willis North America Inc. Financial Security Partnership Plan

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

WILLIS GROUP HOLDINGS LIMITED (Registrant)
By:	/s/ THOMAS COLRAINE Thomas Colraine Vice Chairman, Co-Chief Operating Officer and Group Chief Financial Officer

Dated: London, November 9, 2004

QuickLinks

WILLIS GROUP HOLDINGS LIMITED QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004 Table of Contents
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
PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
  Item 5—Other Information
  Item 6—Exhibits
SIGNATURES