Form 10-K
period 2004-12-31
WILLIS GROUP HOLDINGS LTD
filed 2005-03-08
CIK 1140536

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $175,643,871.

        As of March 1, 2005, there were outstanding 164,205,527 shares of common stock, par value $0.000115 per share of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Willis Group Holding Limited's 2005 Notice of Annual Meeting of Stockholders and Proxy Statement are incorporated by reference in the Form 10-K in response to Items in Part II and Part III.

WILLIS GROUP HOLDINGS LIMITED
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

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

        Effective May 8, 2001, Willis Group Holdings exchanged its Shares for all the issued and outstanding ordinary shares of TA I. On April 10, 2001, Willis Group Holdings made an offer to exchange one of its non-voting management common shares for each outstanding non-voting management ordinary share of TA I. The non-voting management shares issued by Willis Group Holdings automatically converted into voting shares on consummation of the Willis Group Holdings' initial public offering. In addition, all management ordinary stock options of TA I were rolled over into identical stock options of Willis Group Holdings. As a consequence of these transactions, Willis Group Holdings is the beneficial owner of 100% of TA I's issued and outstanding share capital.

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

        For administrative convenience, we utilize the offices of a subsidiary company as our principal executive offices. The address is:

  Willis Group Holdings Limited
  c/o Willis Group Limited
  Ten Trinity Square
  London EC3P 3AX
  England
  Tel: +44-20-7488-8111

        For several years, we have focussed on our core retail broking operations and part of this overall strategy includes divesting our third party claims administration businesses, and other non-core business interests. In recent years, we have made a number of acquisitions around the world and have increased our ownership in several of our associates which were not wholly- owned where doing so strengthened our retail network and our specialty businesses. In 2004, our acquisitions included a 50% interest in Shanghai Pudong Insurance Brokers Limited (since renamed Willis Pudong Insurance Brokers Co. Limited), China's leading insurance broker; a 56% interest in Coyle Hamilton, Ireland's largest privately owned insurance broker, with the remaining interests to be acquired in 2007 and 2009; Opus Holdings Limited, an insurance broking business based in the United Kingdom, together with acquisitions in Denmark, Hong Kong and Mexico. In January 2005, we acquired the business of Essence Insurance Broker., Ltd, an insurance broker based in Taiwan; and C R King and Partners Limited, an insurance broker based in England. In February 2005 we announced that American Wholesale Insurance Group, Inc. would acquire our US wholesale unit, the Stewart Smith Group. The transaction is expected to close at the end of the first quarter of 2005. We also announced in February 2005, the acquisition of CGI Consulting, Inc., a US employee benefits firm.

Available Information

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

        The Company's Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Corporate Governance and Nominating Committee Charter are also available on our website www.willis.com in the Corporate Governance section, or upon written or verbal request. Requests for copies of these documents should be directed in writing to the Company Secretary, Willis Group Holdings Limited, c/o Willis Group Limited, Ten Trinity Square, London EC3P 3AX, England or by telephone to +44 207 860 9146.

General

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

        We and our associates serve a diverse base of clients located in more than 180 countries. These clients include major multinational and middle-market companies in a variety of industries, as well as public institutions and individual clients. Many of our client relationships span decades. With approximately 15,800 employees around the world and a network of about 300 offices in some 80 countries, in each case including our associates, we believe we are one of only three insurance brokers in the world possessing the global operating presence, broad product expertise and extensive distribution network necessary to meet effectively the global risk management needs of many of our clients.

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

Our Business

        Insurance is a global business, and its participants are affected by global trends in capacity and pricing. Accordingly, we operate as one global business which ensures all clients' interests are handled efficiently and comprehensively, whatever their initial point of contact. We organize our business into three main areas: Global, North America and International. For information regarding revenues by geographic locations, see Note 15 of Notes to the Consolidated Financial Statements contained herein.

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

        The Global business is divided into Global Specialties, Global Markets, Willis Reinsurance and Willis UK and Ireland.

        Global Specialties has strong global positions in aerospace, marine, energy, construction and several niche businesses. In aerospace we are highly experienced in the provision of insurance and reinsurance brokerage and risk management services to aerospace clients, including aircraft manufacturers, air cargo handlers and shippers, airport managers and other general aviation companies. Advisory services provided by aerospace include claims recovery, contract and leasing risk management, safety services and market information. Aerospace's clients are spread throughout the world and include over 290 airlines and nearly 40% of the world's leading insured non-American airports by passenger movement. Aerospace is also prominent in supplying the space industry through providing insurance and risk management services to over 40 companies. Other clients include those introduced from other intermediaries as well as insurers seeking reinsurance.

        The energy practice provides insurance brokerage services including property damage, liability, control of well and pollution insurance to the energy industry.

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

        The construction practice provides risk management advice and places cover for a wide range of UK and international construction activities. Our expertise has encompassed the Channel Tunnel Rail Link and the construction of LNG Production Facilities in Equatorial New Guinea.

        We have three niche business areas: Fine Art, Jewelry and Specie; Special Contingency Risks and Hughes-Gibb.

        The Fine Art, Jewelry and Specie unit provides specialist risk management and insurance services to fine art, diamond and jewelry businesses and operators of armored cars. Coverage is also obtained for vault and bullion risks. The Special Contingency Risks unit specializes in producing packages to protect corporations, groups and individuals against special contingencies such as kidnap and ransom, extortion, detention and political repatriation. The Hughes-Gibb unit principally services the insurance needs of the horse racing and horse breeding industry and also arranges the reinsurance of horse racing and horse breeding-related business for insurers worldwide.

        Global Markets comprises Global Markets North America, Global Markets International, Global Markets Financial and Professional Risks and Carrier Relations. Global Markets North America develops global solutions and marketing capability for all our businesses based in North America and Bermuda. The core areas of focus are property, casualty and management liability risks. Global Markets International works closely with the Willis UK and International retail networks to further develop access to global markets, and provide structuring and placing skills in the relevant areas of property and casualty liability. Global Markets Financial and Professional Risks specializes in broking directors' and officers' insurance as well as professional indemnity insurance for corporations and professional firms. It also places structured crime and specialist liability insurance for clients across the broad spectrum of financial solutions as well as specializing in strategic risk assessment and transactional risk transfer solutions. It also incorporates our political risk unit, as well as structured finance and credit teams. Finally, Carrier Relations analyzes, oversees and coordinates our Group activities and relationships with underwriting markets globally.

        Stewart Smith is a wholesale unit within North America, which, through 13 offices, provides specialist insurance broking services. In February 2005, we announced the sale of Stewart Smith to the American Wholesale Insurance Group, Inc. and this sale is expected to close by March 31, 2005.

        We are one of the world's largest intermediaries for reinsurance and have a significant market share in many of the major markets, particularly marine and aviation. In the reinsurance area, we provide clients, both insurance and reinsurance companies, with a complete range of transactional capabilities as well as analytical and advisory services such as hazard modeling, financial and balance sheet analysis and reinsurance optimization studies. We also have a consulting unit, which markets its capabilities in actuarial and hazard modeling, as well as knowledge of the financial implications of catastrophe losses.

        Willis UK and Ireland offers risk management and brokering services to corporate clients and individuals through approximately 28 offices. This unit also includes Coyle Hamilton, the Republic of Ireland's largest privately-owned insurance broker, in which we acquired a 56% interest on October 1, 2004. This company has since been renamed Coyle Hamilton Willis. Each office services its own clients accessing the Group's global resources as appropriate to suit the clients' requirements. This unit also includes Corporate Risk Solutions, which arranges tailored solutions for major companies, including several constituents of the UK FTSE 250 and the Willis Commercial Network which comprises franchise partnerships with nearly 70 privately-owned local UK insurance brokers and is designed to enable these brokers to meet the insurance requirements of small companies and individuals.

North America

        Our North America business provides risk management, insurance brokerage, employee benefits, and related risk management services to a wide variety of clients in the United States and Canada. In addition, we supply specialist consulting and brokerage services, including construction; environmental; healthcare; and captive management. Our North America business operates through a network of approximately 80 offices located in 36 states in the United States and six offices in Canada. Certain parts of our Global business also have operations in the United States.

        The North America business focuses on four customer segments; large account, middle market, small commercial and private client, which enables us to service our clients, and present ourselves to prospects in a consistent manner, with tailor-made solutions depending on the size, geography or other characteristics of the audience.

        The construction division specializes in providing risk management, insurance and surety bonding services to the construction industry. This division provides services to around one-quarter of the Engineering New Record Top 400 contractors (a listing of the largest 400 North American contractors based on revenue), as well as numerous other contracting clients. In addition, it has specialties in major construction project placements, and has many of the largest US homebuilders as clients.

        The employee benefits practice provides industry leading brokerage and consulting expertise and resources for our clients in all areas of human resources, with a special focus on three areas: controlling employee benefit plan costs, reducing the amount of time and work the client spends on their plans, and educating and training their employees on corporate, HR and benefit plan issues. The Human Resources Outsourcing component of this practice recently has been strengthened with the acquisition of PRIMARY Worldwide Corporation in California and CGI Consulting Inc. headquartered in Pennsylvania.

        Healthcare provides insurance and consulting services to healthcare professionals, working with clients to identify malpractice risks and find solutions that minimize or eliminate the cost of these risks. We also provide insurance and risk management services to healthcare companies and HMOs.

        The executive risk practice provides our clients with management liability solutions addressing a variety of exposures. Our environmental practice focuses on helping clients manage environmental risks and potential liabilities and also provides risk management and insurance brokerage services to the environmental services industry.

        The Captive Management, Actuarial and Pooling unit provides consulting and services to develop, design and manage our large clients self funded, risk retention, pooling and captive insurance businesses. We also have offices in Bermuda, Cayman, Barbados and Hawaii.

        In addition, we provide specialist expertise to clients and insurance underwriters through other practices operating through expert staff located throughout the North American network. These practices include utility, energy, mergers and acquisitions, financial institutions, real estate, consumer goods, hospitality and gaming.

International

        Our International unit consists of a network of subsidiaries and associates other than those in North America, the United Kingdom and Republic of Ireland. This operation is located in 71 countries worldwide, including 24 countries in Europe, 12 in the Asia/Pacific region and 35 elsewhere in the world. The services provided are focused according to the characteristics of each market and are not identical in every office, but generally include direct risk management and insurance brokerage, specialist and reinsurance brokerage and employee benefits consulting.

        We believe the combined total revenues of our International subsidiaries and associates provide an indication of the spread and capability of our International network. In 2004, combined total revenues of our International subsidiaries and our associates were $827 million compared to $714 million in 2003. Our consolidated total revenues for 2004 only include the revenues of our International subsidiaries of $433 million and do not include the revenues of our associates of $394 million.

        As part of our on-going strategy, we have significantly strengthened International's market share and operations through a number of acquisitions and strategic investments. The most significant of these is the 33% interest in Gras Savoye, France's leading insurance broker.

        In 2003, we increased our investment in Willis GmbH to 100% and increased the ownership in Willis Iberia to 77% with our French associate, Gras Savoye, owning the remaining 23%.

        In 2004, we acquired Ital Re S.p.A., a major Italian reinsurance broker, and Kirecon A/S, a leader in providing reinsurance brokerage services in Denmark. We also completed several transactions consistent with our strategy to increase ownership in our associates where doing so strengthened our retail network and our speciality businesses. These included the acquisition of the remaining 70% interest in Willis A/S, Denmark's largest insurance broker; an additional 20% stake in Herzfeld & Levy S.A., now named Herzfeld Willis S.A., our retail operation in Argentina, taking our ownership to 60%; an additional 10% interest in Willis South Africa (Pty) Limited, taking our ownership to 80%; an additional 10% interest in our Swedish operation Willis Global Financial Executive Risks AB, taking our ownership to 92%. We also purchased an interest of 50% in Willis Pudong Insurance Brokers Co. Limited, which is engaged in insurance and reinsurance brokerage activities throughout the People's Republic of China. Willis Pudong has ten branch offices in China. In January 2005, we acquired Essence Insurance Broker., Limited, an insurance broker based in Taiwan.

        The following is a list of the major International associate investments currently held by us and our interest as of December 31, 2004:

Company	Country	% Ownership
Europe
Gras Savoye & Cie	France	33
Asia/Pacific
Multi-Risk Consultants (Thailand) Limited	Thailand	25
Willis (Malaysia) Sdn. Bhd	Malaysia	30
Willis Insurance Brokers (B) Sdn. Bhd	Brunei	38
Willis Pudong Insurance Brokers Co. Limited	China	50
Rest of the World
Al-Futtaim Willis Faber (Private) Limited	Dubai	49

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

        In addition to our strategic investments in associates, we have acquired a controlling interest in a broad geographic spread of other brokers. The following is a list of the significant International subsidiaries in which we have a controlling interest and our interest as of December 31, 2004:

Company	Country	% Ownership
Europe
Willis Re GmbH & Co., K.G.	Germany	100
Willis AB	Sweden	87
Willis Global Financial and Executive Risks AB	Sweden	92
Willis OY AB	Finland	100
Willis GmbH & Co., K.G.	Germany	100
Willis Italia S.p.A.	Italy	100
Willis Iberia Correduria de Seguros y Reaseguros S.A.	Spain	85
Willis A.S.(1)	Norway	50
Willis Corretores de Seguros S.A.	Portugal	85
Willis B.V.	Netherlands	100
Willis CIS L.L.C.	Russia	100
Willis Polska S.A.	Poland	100
Willis sro	Czech Republic	100
Willis Kft	Hungary	80
Willis A.G.	Switzerland	100
Willis A/S	Denmark	100
Asia/Pacific
Willis Hong Kong Limited	Hong Kong	100
PT Willis Indonesia	Indonesia	100
Willis Korea Limited	Korea	100
Willis (Singapore) Pte Ltd.	Singapore	100
Willis (Taiwan) Limited	Taiwan	100
Rest of the World
Herzfeld Willis S.A.	Argentina	60
Willis Intermediario de Reaseguro S.A. de C.V.	Mexico	100
Willis Corretaje de Reaseguros S.A.	Venezuela	100
Willis Consultoria em Resseguros Limitada	Brazil	100
Willis Corretores de Seguros Limitada	Brazil	100
Willis Faber Chile Limitada	Chile	100
Willis Australia Limited	Australia	100
Willis New Zealand Limited	New Zealand	99
Willis S.A.	Argentina	60
Willis Correa Insurance Services S.A.	Chile	80
Willis Agente de Seguros y Fianzas, S.A. de C.V.	Mexico	51
Willis South Africa (Pty) Limited	South Africa	80
Rontarca Prima, Willis, C.A.	Venezuela	65
Willis Colombia Corredores de Seguros S.A.	Colombia	51

(1)
We have a 50.1% interest in the company.

Customers

        Our customers operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from major multinational corporations to middle market companies. Further, many of our client relationships span decades, for instance our relationship with The Tokio Marine and Fire Insurance Company, Limited dates back over 100 years. No one client accounted for more than 10% of revenues for fiscal year 2004. Additionally, we place insurance with over 5,000 insurance carriers, none of which individually accounted for more than 11% of the total premiums we placed on behalf of our clients in 2004.

Competition

        We face competition in all fields in which we operate. According to the July 2004 edition of Business Insurance, the 162 largest commercial insurance brokers globally reported brokerage revenues totalling $30.2 billion in 2003. The insurance brokerage industry is led by three global participants: Marsh & McLennan Companies, Inc., with approximately 31% of the worldwide market in 2003 referred to above; Aon Corporation, with approximately 22% of the worldwide market in 2003; and us, with approximately 7% of the worldwide market in 2003. The industry is highly fragmented beyond these three brokers, with the next largest broker having approximately 4% of the worldwide market.

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

Regulation

        The manner in which we conduct our business is subject to legal requirements and governmental and quasi-governmental regulatory supervision in virtually all countries in which we operate. These requirements are generally designed to protect our clients by establishing minimum standards of conduct and practice, particularly regarding the provision of advice and product information as well as financial criteria.

        Throughout 2004, our business activities in the United Kingdom were regulated by the General Insurance Standards Council, as well as by the Financial Services Authority.

        All European Union member states were required to implement the European Union Insurance Mediation Directive by January 2005. The Directive introduced rules to enable insurance and reinsurance intermediaries to operate and provide services within each member state of the EU on a basis consistent with the EU single market and customer protection aims. Each EU member state was required to ensure that the insurance and reinsurance intermediaries resident in their country were registered with a statutory body in that country and that each intermediary met professional requirements in relation to their competence, good repute, professional indemnity cover and financial capacity. In the United Kingdom the statutory body is the Financial Services Authority. From January 14, 2005, The Financial Services Authority became the sole regulator of insurance and reinsurance intermediary businesses in the United Kingdom.

        The Financial Services Authority has prescribed the methods by which our insurance and reinsurance operations are to conduct business. The Financial Services Authority generally conduct their regulatory functions through the establishment of net worth and other financial criteria. They also require the submission of reports and have investigative and disciplinary powers. Monitoring visits are carried out to assess our compliance with regulatory requirements.

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

        All companies carrying on similar activities in a given jurisdiction are subject to that regulation which are not dissimilar to the requirements for our operations in the United Kingdom and United States. We do not consider that these regulatory requirements adversely affect our competitive position.

Employees

        As of December 31, 2004 we had approximately 12,400 employees worldwide of whom approximately 4,000 were employed in each of the United Kingdom and the United States, with the balance being employed across the rest of the world. In addition, our associates had approximately 3,400 employees, all of whom were located outside the United Kingdom and the United States.

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

  Claims, Lawsuits and Other Proceedings—Our business, results of operations, financial condition or liquidity may be materially adversely affected by errors and omissions and the outcome of certain actual and potential claims, lawsuits and proceedings.

        We are subject to various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Because we often assist our clients with matters, including the placement of insurance coverage and the handling of related claims, involving substantial amounts of money, errors and omissions claims against us may arise which allege our potential liability for all or part of the amounts in question. Claimants can seek large damage awards and these claims can involve potentially significant defense costs. Such claims, lawsuits and other proceedings could, for example, include allegations of damages for our employees or sub-agents improperly failing to place coverage or notify claims on behalf of clients, to provide insurance carriers with complete and accurate information relating to the risks being insured or to appropriately apply funds that we hold for our clients on a fiduciary basis. We have established provisions against these items which we believe to be adequate in the light of current information and legal advice, and we adjust such provisions from time to time according to developments.

        While most of the errors and omissions claims made against us have, subject to our self-insured deductibles, been covered by our professional indemnity insurance, our business, results of operations, financial condition and liquidity may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we self-insure. In addition, claims, lawsuits and other proceedings may harm our reputation or divert management resources away from operating our business.

        The principal actual or potential claims, lawsuits and proceedings to which we are currently subject are (i) claims relating to services provided by one of our UK subsidiaries, Willis Faber (Underwriting Management) Limited, to another subsidiary, Sovereign, that was engaged in insurance underwriting prior to 1991 as well as certain third party insurance companies; (ii) potential claims which could be asserted with respect to our placement of property and casualty insurance for a number of entities which were directly impacted by the September 11, 2001 destruction of New York's World Trade Center complex; (iii) potential regulatory and other proceedings relating to contingent compensation arrangements; (iv) potential claims arising out of various legal proceedings between reinsurers, reinsureds and their reinsurance brokers relating to personal accident excess of loss reinsurance placements for the years 1993 to 1998; and (v) potential claims arising out of legal proceedings by Cable & Wireless Plc and Pender Insurance Limited, its captive insurer, against the Company and others in respect of the provision of captive management services to Pender. See Item 3 "Legal Proceedings".

  Regulation—We are subject to insurance industry regulation worldwide. If we fail to comply with regulatory requirements, we may not be able to conduct our business.

        Many of our activities are subject to regulatory supervision in virtually all the countries in which we are based or our activities are undertaken. Failure to comply with some of these regulations could lead to disciplinary action, including requiring clients to be compensated for loss, the imposition of penalties and the revocation of our authorization to operate. In addition, changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, could from time to time require operational improvements or modifications at various locations which could result in higher costs or hinder our ability to operate our business. See Item 1 "Business—Regulation".

  Put and Call Arrangements—We have entered into significant put and call arrangements which may require us to pay substantial amounts to purchase shares in one of our associates. Those payments would reduce our cash flow and the funds available to grow our business.

        In connection with many of our investments in our associates, we retain rights to increase our ownership percentages over time and, in some cases, the existing owners also have a right to put their shares to us. The put arrangement in place for shares of our associate, Gras Savoye, may require us to pay substantial amounts to purchase those shares, which could decrease our liquidity and the funds available to grow our business. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        The rights under the put arrangement may be exercised through 2011. If fully exercised, we would be required to buy shares of Gras Savoye, other than those held by its management, possibly increasing our ownership interest from 33% to 90%. Management shareholders of Gras Savoye, representing approximately 10% of the outstanding shares, do not have general put rights before 2011, but have certain put rights on their death, disability or retirement. Payments in connection with management put rights would not have exceeded $65 million if those rights had been fully exercised at December 31, 2004.

        During 2005, the incremental 57% of Gras Savoye may be put to us at a price equal to the greater of approximately 800 million French francs ($166 million at December 31, 2004 exchange rates) or a price determined by a contractual formula based on earnings and revenue, which at December 31, 2004 would have amounted to approximately $368 million. After 2005, the put price is determined solely by the formula. The shareholders may put their shares individually at any time during the put period. The amounts we may have to pay in connection with the put arrangements may significantly exceed these estimates.

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

        The loss of or failure to attract key personnel could significantly impede our financial plans, growth, marketing and other objectives. Our success depends to a substantial extent not only on the ability and experience of our senior management, particularly our Chairman and Chief Executive Officer, Joseph J. Plumeri, but also on the individual brokers and teams that service our clients and maintain client relationships. The insurance brokerage industry has in the past experienced intense competition for the services of leading individual brokers and brokerage teams, and we have lost key individuals and teams to competitors in the past. We believe that our future success will depend in large part on our ability to attract and retain additional highly skilled and qualified personnel and to expand, train and manage our employee base. We may not continue to be successful in doing so, because the competition for qualified personnel in our industry is intense.

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

        We report our operating results and financial condition in US dollars. Our US operations earn revenue and incur expenses primarily in dollars. In the United Kingdom, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in pounds sterling. Outside the United States and the United Kingdom, we predominantly generate revenue and expenses in the local currency. The table gives an approximate analysis of revenues and expenses by currency in 2004.

	Pounds Sterling	US Dollars	Other Currencies
Revenues	15%	56%	29%
Expenses	32%	46%	22%

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

Item 2—Properties

        We own and lease a number of properties for use as offices throughout the world and believe that our properties are generally suitable and adequate for the purposes for which they are used. The principal properties are located in the United Kingdom and the United States. Our principal office at Ten Trinity Square in London is a landmark building which we own. In November 2004 we entered into an Agreement for Lease with long-time client British Land plc relating to our new UK headquarters in

London. Construction is scheduled to commence in early 2005 and Willis occupancy is targeted for late 2007.

Item 3—Legal Proceedings

        General.    We are subject to various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Similar to other corporations, we are also subject to a variety of other claims, including those relating to our employment practices. Some of those claims, lawsuits and other proceedings seek damages in amounts which could, if assessed, be significant. Most of the claims, lawsuits and other proceedings arising in the ordinary course of business are covered by professional indemnity or other appropriate insurance. In respect of self-insured deductibles, we have established provisions against these items which are believed to be adequate in the light of current information and legal advice, and we adjust such provisions from time to time according to developments. On the basis of current information, we do not expect that the actual claims, lawsuits and other proceedings to which we are subject or potential claims, lawsuits and other proceedings relating to matters discussed below will ultimately have a material adverse effect on our financial condition, results of operations or liquidity. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's results of operations or cash flows in particular quarterly or annual periods.

        The most significant actual or potential claims, lawsuits and other proceedings, of which we are currently aware are:

        Sovereign/WFUM.    Sovereign, a wholly owned subsidiary of ours, operated as an insurance company in the United Kingdom and from 1972 Sovereign's underwriting activities were managed by another wholly owned subsidiary of ours, Willis Faber (Underwriting Management) Limited, or WFUM. WFUM also provided underwriting agency and other services to third-party insurance companies, which we refer to as the stamp companies, some of which are long-standing clients of ours. As part of its services as agent, WFUM arranged insurance and reinsurance business on behalf of Sovereign and the stamp companies and arranged reinsurance on their behalf. In 1991, Sovereign and the stamp companies ceased underwriting new business. Sovereign entered provisional liquidation in 1997.

        On January 5, 2000, a scheme of arrangement proposed by Sovereign to its creditors became effective. The stated purpose of the scheme of arrangement is to resolve Sovereign's liabilities and provide that Sovereign's business is run off in as orderly a manner as possible. The scheme administrators have announced payments to creditors at a payment percentage of 40% payable out of Sovereign's assets. Sovereign's assets are separate and distinct from ours, and any payment from Sovereign will have no effect on our results of operations, financial condition or liquidity.

        Sovereign and certain of the stamp companies have also expressed concern about the enforceability of certain reinsurance put in place by WFUM on behalf of Sovereign and the stamp companies. Accordingly, we cannot assure you that there will be no arbitration, judicial decisions or settlements arising in the future that result in shortfalls in reinsurance recoveries for Sovereign or the stamp companies. The failure of Sovereign or the stamp companies to collect reinsurance following any adverse arbitration awards would increase the likelihood of them pursuing claims against WFUM.

        Sovereign and the stamp companies have reserved their rights generally in respect of such potential claims, and WFUM, Willis Group and certain of our brokerage subsidiaries have entered into standstill agreements which preserve the rights of potential claimants with respect to their potential claims.

        In 2004 the solvent stamp companies entered into a settlement agreement whereby Willis Group Limited and all its subsidiaries received certain immediate releases and other releases staged in return for certain staged payments. The full details of the agreement are confidential but once the final staged payment is made, Willis and its subsidiaries will be released from further potential liabilities to the stamp companies arising out of the WFUM pools. Meanwhile there remains the possibility that new matters may arise and the later staged releases will not become activated, although we are not aware of any current reason why that might occur.

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

        Contingent Compensation Arrangements.    Beginning in April 2004, the New York Attorney General issued subpoenas to a number of insurance carriers and insurance broking firms, including the Company. These subpoenas requested information regarding, among other things, arrangements pursuant to which insurers compensated insurance brokers for distribution and other services provided to insurers. The New York Department of Insurance also requested information concerning these compensation arrangements. In October 2004, the New York Attorney General filed suit against one of the insurance brokers, accusing that broker of steering clients to insurers with which it has these compensation arrangements and of soliciting false or fictitious quotes from insurers (the "NY AG Complaint"). The New York Attorney General has stated publicly that he has broadened his investigation of the insurance industry to cover other practices and other possible violations of law, including violations of fiduciary duty, securities laws, and antitrust laws. The New York Attorney General has also publicly stated that civil and criminal charges may be filed against both individuals and other industry participants. After the New York Attorney General commenced his investigation, insurance commissioners and attorneys general of other states announced that they are conducting similar investigations and have issued subpoenas to a number of insurance carriers and insurance brokerage firms, including the Company. The Company has received requests for documents and information from eighteen other states and the District of Columbia. The Company is co-operating fully with these investigations and is producing documents and other information in response to these subpoenas. The Company has engaged in discussions with representatives of the New York Attorney General's office and of other states' insurance commissioners and attorneys general about their investigations. The Company cannot predict at this time how or when those investigations will be resolved.

        In August 2004, a state court proceeding was commenced against the Company in California by an organization purporting to act in a representative capacity on behalf of the California general public. The complaint alleges that the compensation arrangements between the Company and insurance carriers constitute deceptive trade practices, and it seeks both injunctive and equitable relief, including restitution. This action was dismissed in December 2004. A purported class action also was filed in the United States District Court for the Southern District of New York naming various insurance carriers and insurance brokerage firms, including the Company, as defendants. The complaint alleges conduct by the defendants similar to the conduct alleged in the NY AG Complaint and also alleges, among other things, the existence of a conspiracy among the insurance carriers and brokers whereby they have engaged in violations of the federal RICO statute. Similar purported class actions also have been filed against various insurance carriers and insurance brokerage firms, including the Company, in the United States District Courts for the Northern District of Illinois and the Northern District of California and in the Florida state court, and it is expected that further lawsuits may be filed. The actions filed in federal court will be transferred to the United States District Court for the District of New Jersey for co-ordinated pre-trial proceedings. The Company disputes these allegations and intends to defend itself vigorously against these actions.

        The compensation arrangements, which were initially the subject of the investigation by the New York Attorney General, are a longstanding and general practice within the insurance industry and have been disclosed by the Company for many years. On October 21, 2004, the Company announced that it was voluntarily abolishing these compensation arrangements immediately in North America and by December 31, 2004 outside North America. It is not possible at this time to predict what the outcome or the timing of any resolution of these proceedings or any possible future proceedings may be.

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

        The reinsurers concerned have taken the position that, despite their decisions to underwrite risks or a group of risks, they are no longer bound by their reinsurance contracts. As a result, they have stopped settling claims and are seeking to recover claims already paid. We acted as the reinsurance broker or otherwise as intermediary, but not as an underwriter, for numerous personal accident reinsurance contracts, including for two contracts that were involved in one of the arbitrations. Due to the small number of reinsurance brokers generally, we were one of a small number of brokers active in the market for this reinsurance during the relevant period. We also utilized other brokers active in this market as sub-agents, including brokers who are parties to the legal proceedings described above, for certain contracts and may be responsible for any errors and omissions they may have made. In July 2003, one of the reinsurers received a judgment in the English High Court against certain parties, including a sub-broker we used to place two of the contracts involved in this trial. Although neither we nor any of our subsidiaries were a party to this or any other proceeding or arbitration, we entered into standstill agreements with certain of the principals to the reinsurance contracts tolling the statute of limitations pending the outcome of proceedings between the reinsureds and reinsurers.

        Although at this time no claims are pending against us and we have not joined any settlement effort, claims may be made against us if reinsurers do not pay claims on policies issued by them. It is too early to know what amount of underwriting losses will be alleged to be attributable to an abnormal spiral or the other issues that may be raised, or what amount, if any, reinsureds or reinsurers or other intermediaries may seek to recover from us.

        Pender Insurance Limited/Captive Insurance Management    Legal proceedings have been commenced in the English Commercial Court by Cable & Wireless Plc and Pender Insurance Limited, its captive insurer, against six of their former employees and certain other individuals and entities, and more recently two of our subsidiaries and one of our former employees. We acted through one of our subsidiaries as an independent captive manager for Pender from 1990 to 2003. The plaintiffs allege a fraudulent conspiracy involving the manner in which Pender was managed, operated or advised by the defendants, which allegedly resulted in substantial damages to the plaintiffs and, in a second claim, negligence with respect to certain reinsurance policies. We intend to defend ourselves vigorously at the trial, which is scheduled to commence in October 2005. We are unable at this time to ascertain the total amount of damages suffered by the claimants or what portion, if any, of those damages the court might ultimately determine to be the responsibility of the Willis defendants.

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

	Price Range of Shares
	High	Low
2003:
First Quarter	$29.15	$24.21
Second Quarter	$33.15	$27.60
Third Quarter	$31.10	$27.19
Fourth Quarter	$34.20	$30.66
2004:
First Quarter	$38.36	$33.90
Second Quarter	$38.24	$34.68
Third Quarter	$37.72	$33.23
Fourth Quarter	$42.46	$31.53
2005:
First Quarter (through March 1, 2005)	$41.66	$37.85

        On March 1, 2005, the last reported sale price of our Shares as reported by the New York Stock Exchange was $40.45 per Share. As of March 1, 2005 there were approximately 1,200 shareholders of record of our Shares.

Dividends

        We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31 with the first dividend paid on April 15, 2003 to shareholders of record on March 31, 2003. The dividend payment dates and amounts are as follows:

Payment Date	$ Per Share
April 15, 2003	$0.125
July 14, 2003	$0.125
October 14, 2003	$0.1625
January 13, 2004	$0.1625
April 15, 2004	$0.1875
July 13, 2004	$0.1875
October 14, 2004	$0.1875
January 15, 2005	$0.1875

        On February 9, 2005 our Board of Directors announced that the quarterly cash dividend had been increased to $0.215 per Share, which will be payable on April 15, 2005 to shareholders of record on March 31, 2005.

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

        With respect to non-corporate US shareholders, certain dividends received before January 1, 2009 from a qualified foreign corporation may be subject to reduced rates of taxation. A foreign corporation is treated as a qualified foreign corporation with respect to dividends received from that corporation on shares that are readily tradable on an established securities market in the United States, such as our shares. Non-corporate US shareholders that do not meet a minimum holding period requirement for our Shares during which they are not protected from the risk of loss or that elect to treat the dividend income as "investment income" pursuant to section 163(d)(4) of the Code will not be eligible for the reduced rates of taxation regardless of our status as a qualified foreign corporation. In addition, the rate reduction will not apply to dividends if the recipient of a dividend is obligated to make related payments with respect to positions in substantially similar or related property. This disallowance applies even if the minimum holding period has been met. Non-corporate US shareholders should consult their own tax advisors regarding the application of these rules given their particular circumstances.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information on our equity compensation plans is incorporated herein by reference to the material under the heading "Executive Compensation—Retirement and other Benefit Plans" from the 2005 Proxy Statement.

Unregistered Sales of Equity Securities and Use Of Proceeds

        During the period October 1, 2004 to December 31, 2004 the Company issued a total of 556,818 shares of common stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of such Act relating to sales by an issuer not involving a public offering, none of which involved the sale of more than 1% of the outstanding common stock of the Company.

        The following sales of shares related to part consideration for the acquisition of interests in the following companies, other than for the company last listed, which related to full consideration for the shares acquired:

Date of Sale	Number of Shares	Acquisition
October 1, 2004	487,963	Coyle Hamilton Holdings Limited, Ireland
October 15, 2004	14,243	Cogdill Bonding & Insurance Services, Inc., USA
November 10, 2004	54,612	Rontarca Prima Willis C.A. and related companies, Venezuela

        The following shares of the Company's common stock were repurchased by the Company during the fourth quarter on a trade date basis:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
October 1, to October 31, 2004	313,900	$37.494	313,900	$161,503,000
November 1, to November 30, 2004	—	—	—	161,503,000
December 1, to December 31, 2004	—	—	—	161,503,000

Total	313,900	$37.494	313,900

        On July 23, 2003, the Board of Directors authorized an open-ended plan to purchase, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, shares of the Company's common stock at an aggregate purchase price of up to $100 million. On February 4, 2004, the Board of Directors approved an increase in the authorization to $300 million and then on September 2, 2004, an increase in the authorization to $500 million.

Item 6—Selected Financial Data

Selected Historical Consolidated Financial Data

        The selected consolidated financial data presented below should be read in conjunction with the audited consolidated financial statements of the Company and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

        The selected historical financial data presented below as of and for each of the five years ended December 31, 2004 have been derived from the audited consolidated financial statements of the

Company, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

	Year ended December 31,
	2000	2001	2002	2003	2004
	(millions, except per share data)
Statement of Operations Data:
Total revenues	$1,305	$1,424	$1,735	$2,076	$2,275
General and administrative expenses (excluding non-cash compensation)	(1,062)	(1,054)	(1,214)	(1,408)	(1,562)
Non-cash compensation—performance options	—	(158)	(80)	(20)	(11)
Unusual items (a)	(18)	—	—	—	—
Depreciation expense	(37)	(33)	(34)	(36)	(41)
Amortization of goodwill and other intangible assets	(35)	(35)	(1)	(3)	(6)
Net gain on disposal of operations	1	17	13	11	11

Operating income	154	161	419	620	666
Interest expense	(89)	(82)	(65)	(53)	(22)
Premium on redemption of subordinated notes	—	—	—	—	(17)

Income before income taxes, equity in net income of associates and minority interest	65	79	354	567	627
Income taxes	(33)	(62)	(141)	(159)	(208)
Equity in net income of associates	2	4	9	14	15
Minority interest	(25)	(19)	(12)	(8)	(7)

Net income	$9	$2	$210	$414	$427

Net income per share—basic	$0.07	$0.01	$1.43	$2.72	$2.72
Net income per share—diluted	$0.07	$0.01	$1.28	$2.45	$2.54

Average number of shares outstanding
—basic	121	136	147	152	157
—diluted	121	148	164	169	168

Balance Sheet Data (as of year end):
Total assets (b)	$7,590	$8,949	$10,145	$10,958	$11,653
Net assets	529	712	879	1,343	1,444
Total long-term debt	958	787	567	370	450
Preference shares	272	—	—	—	—
Common shares and additional paid-in capital	410	867	960	1,100	977
Total stockholders' equity	238	696	854	1,324	1,424
Other Financial Data:
Capital expenditures	$30	$40	$47	$57	$49
Cash dividends declared per common share	—	—	—	$0.58	$0.75

(a)
Unusual items consist of the following:

•
restructuring charges relating to implementation of changes to our North American business processes, which were $11 million for the year ended December 31, 2000, representing excess operating lease obligations; and

•
restructuring charges relating to the exit from certain US business lines for the year ended December 31, 2000 of $7 million. These consisted of $4 million of employee termination benefits, $1 million relating to excess operating lease obligations and $2 million relating to other costs.

(b)
As an intermediary, we hold funds in a fiduciary capacity for the account of third parties, typically as a result of premiums received from clients that are in transit to insurance carriers and claims due to clients that are in transit from insurance carriers. We report premiums, which are held on account of, or due from policyholders, as assets with a corresponding liability due to the insurance carriers. Claims held by, or due to, us which are due to clients are also shown as both assets and liabilities of ours. All those balances due or payable are included in insurance and reinsurance balances receivable and payable on the balance sheet. We earn interest on those funds during the time between the receipt of the cash and the time the cash is paid out. Fiduciary cash must be kept in certain regulated bank accounts subject to guidelines, which vary according to legal jurisdiction. These guidelines generally emphasize capital protection and liquidity. Fiduciary cash is not available to service our debt or for other corporate purposes.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

        2004 was a challenging year for the insurance industry: rates declined as the market softened and regulatory investigations, in particular by the New York Attorney General, led to a reassessment of market practices.

Results and dividend

        Against this background, we reported a 10 percent increase in revenues of which 2 percent was attributable to the net impact of foreign currency translation and 4 percent to acquisitions and disposals. Organic revenue growth of 4 percent reflected net new business growth of 6 percent offset by a negative 2 percent impact from declining insurance premium rates.

        Our operating margin, operating income as a percentage of revenues, decreased to 29 percent in 2004 from 30 percent in 2003 reflecting the impact of higher expenses related to legal, investigative and regulatory compliance and incremental salaries and benefits expense for recruiting and retention.

        Net income at $427 million in 2004 was $13 million or 3 percent higher than 2003 and net income per diluted share increased by 4 percent to $2.54 from $2.45 in 2003.

        The Board has approved a 15 percent increase in the quarterly cash dividend to $0.86 per share annually with effect from April 2005.

Cash and financing

        Cash generated from operations was $490 million which, together with an $80 million increase in our long-term borrowings and other smaller cash inflows, was used to support our share buyback program, $339 million, dividends, $115 million, and acquisitions, $147 million.

        In February 2004, we redeemed all $370 million of the outstanding 9% senior subordinated notes and at the same time drew down $300 million of a new $600 million credit facility. A further $150 million was drawn down in June 2004 in accordance with our credit facility arrangements. We have now repaid or refinanced all the debt relating to our 1998 leveraged buy-out.

Acquisitions

        During the year we completed several acquisitions with annualized revenues of approximately $155 million at a total cost of $195 million, including shares issued. Acquisitions included Coyle Hamilton, the Republic of Ireland's largest privately owned insurance broker; CH Jeffries and Opus in the United Kingdom which strengthened our middle market and large account capabilities; and a controlling interest in Willis A/S Denmark.

Impact of abolishing volume and profit-based contingent commissions and future outlook

        In October 2004, we announced that we were abolishing volume and profit-based contingent commissions. In North America, we discontinued these commissions as of October 21, 2004 and in other markets where we operate we unwound these commission arrangements by December 31, 2004. Globally, we earned $71 million from volume and profit-based contingent commissions in 2004 and $70 million in 2003. We do not expect to earn any of these contingent commissions in 2005 and future years although immaterial amounts may be received in relation to the winding-up of contracts from prior years.

        In addition to volume and profit-based contingent commissions, we earned market service and other fees in 2004 of $77 million compared to $63 million in 2003. This market derived income includes fees received for product and market research and development we carry out on behalf of insurers and income related to administration and other services we provide to the market. We are working with the market to restructure these contracts, which may impact the level of fees earned.

        However, in the rapidly changing industry environment, we see new opportunities to enhance our global market share, especially with middle market and large accounts. Our efforts to grow market share will include increased marketing, aggressive targeting of new accounts, an emphasis on retaining existing accounts, cross-selling and continued hiring of new business producers and other staff. In addition, we continue to look for acquisition opportunities globally and we expect the pace of acquisitions will continue at the rate we experienced in 2004.

Disposal of Stewart Smith

        On February 15, 2005, we announced an agreement in principle to sell our wholesale unit, Stewart Smith. This disposal is part of our overall strategy of focusing on our core broking operations and divesting non-core business interests. Stewart Smith contributed $77 million of revenues in 2004.

CRITICAL ACCOUNTING ESTIMATES

        The Company's accounting policies are described in Note 2 of Notes to the Consolidated Financial Statements. Management considers that the following accounting estimates or assumptions are the most important to the presentation of the Company's financial condition or operating performance.

Pension expense

        We maintain defined benefit pension plans that cover almost all our employees in the United States and United Kingdom. Elsewhere, pension benefits are typically provided through defined contribution plans. The key assumptions in determining pension expense for the defined benefit plans are the expected long-term rate of return on plan assets, the expected long-term rate of compensation increase and the discount rate applicable to the plan liabilities.

        The expected long-term rates of return on plan assets were developed from the expected future returns of the various asset classes using the target asset allocations. The expected long-term rates of return used for determining the net pension expense in 2004 were 7.25 percent for the UK plan, unchanged from 2003, and 8.0 percent for the US plan, a reduction of 0.5 percent from the rate used in 2003. A 0.25 percent change in the long-term rate of return for both plans would impact 2005 net pension expense by approximately $5 million.

        The rates used to discount pension plan liabilities at December 31, 2004 were based on the yields prevailing at that date of high quality corporate bonds of appropriate maturity. The selected discount rates were 5.3 percent, a reduction of 0.2 percent from 2003, for the UK plan liabilities and 5.75 percent, a reduction of 0.25 percent from 2003, for the US plan liabilities. A 0.25 percent change in the discount rate for both plans would, in the absence of any other factors, impact 2005 net pension expense by approximately $10 million.

        Net pension expense for our defined benefit pension plans in 2004 was $28 million, an increase of $10 million compared with 2003 arising mainly from lower discount rates and increased longevity. We expect our net pension expense in 2005 will increase by approximately $25 million over 2004 reflecting a further fall in discount rates and a further increase in longevity as well as higher amortization charges for losses arising in prior years.

Deferred tax

        We recognize deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and capital loss and tax credit carryforwards. We estimate deferred tax assets and liabilities and assess the need for any valuation allowances using enacted rates in effect for the year in which the differences are expected to be recovered or settled taking into account our business plans and tax planning strategies.

        At December 31, 2004, the Company had gross deferred tax assets of $377 million (2003: $308 million) against which a valuation allowance of $123 million (2003: $114 million) had been recognized. To the extent that the actual future taxable income in the periods during which the temporary differences are expected to reverse differs from current projections, or assumed prudent and feasible tax planning strategies fail to materialize, or new tax planning strategies are developed, or material changes occur in actual tax rates or loss carry forward time limits, the Company may adjust the deferred tax asset considered realizable in future periods. Such adjustments could result in a significant increase or decrease in the effective tax rate and have a material impact on our net income, although management does not believe that this is likely.

Commitments, contingencies and accrued liabilities

        The Company has established provisions against various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Such provisions cover claims that have been reported but not paid and also claims that have been incurred but not reported. These provisions are established based on advice received from qualified professionals, including external legal advisors, and are developed using actuarial principles and assumptions, including historical claims experience. A significant increase in the frequency or severity of claims for errors and omissions could have a material effect on the Company's results of operations.

        As a consequence of the increasing cost of purchasing professional indemnity insurance for errors and omissions claims, we raised our self-insured retentions in 2004 and reduced the amount of coverage purchased from our insurers. Accordingly, our provisions for claims at December 31, 2004, including provisions for claims incurred but not reported, reflect the higher level of risk being retained.

        There was no significant impact on our operating results in 2004 when compared to 2003 from all expenses associated with these issues (insurance premiums payable, claims paid and insurance recoveries received, together with adjustments to provisions held).

ACCOUNTING CHANGES AND RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) Share-Based Payment ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value and that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective for the Company from July 1, 2005.

        SFAS 123R permits public companies to account for share-based payments using one of two methods: modified-prospective method or modified-retrospective method. Under the modified-prospective method, from the effective date, compensation cost is recognized based on the requirements of SFAS 123R for all new share-based awards and based on the requirements of SFAS 123 for all awards granted prior to the effective date of SFAS 123R that remain unvested on the effective date.

        The requirements of the modified-retrospective method are as above, with the exception that companies are permitted to restate, based on the amounts previously recognized under SFAS 123 for pro forma disclosure purposes, either all prior periods presented or prior interim periods in the year of adoption.

        The SFAS 123 pro forma disclosures given in Note 2 of Notes to the Consolidated Financial Statements show the impact of the Company adopting SFAS 123R in prior periods. The Company has not yet determined which transition method to use.

BUSINESS AND MARKET OVERVIEW

        We provide a broad range of insurance brokerage and risk management consulting services to our worldwide clients. In our capacity as an advisor and insurance broker, we act as an intermediary between our clients and insurance carriers by advising our clients on their risk management requirements, assisting clients to determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through our global distribution network.

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

        From the late 1980s through late 2000, insurance premium rates generally trended downwards as a result of a number of factors. However, following several years of underwriting losses, the declines in world equity markets and lower interest rates, many insurance carriers began to increase premium rates in 2000. The tragic events of September 11, 2001 acted as a catalyst, especially in areas such as aerospace, and rates generally continued to rise through 2003.

        During 2004, we have seen a rapid transition from a hard market, with premium rates stable or increasing, to a soft market, with premium rates falling in most markets. Premium rates had a neutral impact on revenue growth in the first quarter 2004 but by the fourth quarter there was a negative 4 percent year on year impact. In the Property and Casualty market, rates have fallen between 10 to 30 percent, falling sharply in the third quarter and continuing to fall in the fourth quarter. However, conditions were not uniform across all classes of business: in some areas premium rates have stabilized and certain market segments may begin to see rate increases. Overall, we expect the soft market to continue in 2005.

OPERATING RESULTS

Revenues

2004 compared with 2003

        During 2004, all our businesses reported growth in their 2004 revenues compared with 2003 despite the declining rate environment.

        Our International business earns revenues in currencies other than the US dollar. In 2004, reported revenues in our International division benefited significantly from the impact of foreign currency translation, largely as a result of the euro strengthening against the dollar. This benefit was partly offset by the strength of the dollar relative to Latin American currencies throughout 2004.

        Net acquisitions and disposals led to a 14 percent increase in International's 2004 revenues compared with the prior year. The increase was mainly attributable to the acquisition of a controlling interest in Willis A/S, our Danish subsidiary, which was consolidated from January 1, 2004.

        Organic revenue growth in 2004 was 4 percent comprised of approximately 6 percent net new business growth partly offset by a 2 percent reduction due to declining insurance premium rates. The following table sets out revenue growth by business.

	Revenues			Change Attributable to:
	2004	2003	% change	Foreign currency translation	Acquisitions net of disposals	Organic revenue growth
	(millions)
Global	$1,162	$1,090	7%	1%	3%	3%
North America	680	654	4%	1%	—	3%
International	433	332	30%	7%	14%	9%

Total revenues	$2,275	$2,076	10%	2%	4%	4%

(i)
Organic revenue growth excludes the impact of foreign currency translation and acquisitions and disposals from reported revenues. We use organic growth as a measure of business growth generated by operations that were part of the Group at the end of the period. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

(ii)
Following a change to our reporting structure effective July 1, 2004, $72 million of revenues previously reported as North America for the year ended December 31, 2003 have been reclassified as Global revenues.

        Global:    Organic revenue growth in our Global business of 3 percent reflected good performances by most business units despite noticeable downward pressure on premium rates. Global Markets grew by 5 percent reflecting new business activity particularly within the International and Financial and Professional Risk operations. Global Specialties revenue grew marginally in 2004 with new business activity largely offset by the impact of falling rates and lower volume and profit-based contingent commissions. Reinsurance revenues grew in 2004 due to a strong new business performance, particularly from the US reinsurance unit. Premium rates were a negative factor on reinsurance revenues from the second quarter of 2004 and for full year 2004 had an adverse impact of 3 percent when compared with 2003. In addition, reinsurance brokerage was adversely affected by increased self- insurance by clients.

        North America:    Organic revenue growth in our North America business was 3 percent in 2004 despite the elimination of volume and profit-based contingent commissions in the fourth quarter and a softening insurance market place. As we moved through 2004, declining premium rates had an increasingly negative effect.

        In 2004, revenues included $27 million of volume and profit-based contingent commissions. Due to the abolition of these commissions in October 2004, there were no volume and profit-based contingent commissions in the fourth quarter 2004. In 2003, revenues included $30 million of volume and profit-based contingent commissions of which $10 million was recognized in the fourth quarter.

        International:    Organic revenue growth in our International business of 9 percent in 2004 was driven by good performances in Europe, notably the Netherlands and Iberia, Asia and Latin America. There was a modest negative impact from premium rates on average, although the effect varied by country and by line of business.

2003 compared with 2002

        Total revenues increased by 20 percent to $2,076 million in 2003. Reported revenues included a 6 percent benefit due to the impact of foreign currency translation largely due to the strengthening of both the euro and sterling against the dollar.

        Net acquisitions and disposals, mainly reflecting the disposal of third-party administration units in North America in 2002, had a small negative impact on revenue growth.

        We estimate that organic revenue growth of 15 percent in 2003 comprised approximately 12 percent due to net new business growth and approximately 3 percent from the impact of higher premium rates.

	Revenues			Change Attributable to:
	2003	2002	% change	Foreign currency translation	Acquisitions net of disposals	Organic revenue growth
	(millions)
Global	$1,090	$871	25%	8%	—	17%
North America	654	606	8%	—	(5)%	13%
International	332	258	29%	12%	2%	15%

Total revenues	$2,076	$1,735	20%	6%	(1)%	15%

(i)
Organic revenue growth excludes the impact of foreign currency translation and acquisitions and disposals from reported revenues. We use organic growth as a measure of business growth generated by operations that were part of the Group at the end of the period.

(ii)
Following a change to our reporting structure effective July 1, 2004, revenues of $72 million previously reported as North America for the year ended December 31, 2003 and $59 million for the year ended December 31, 2002 have been reclassified as Global revenues.

        Global:    All business units, contributed to organic revenue growth of 17 percent, and continued to work closely with North America and International business units to leverage UK-based capabilities and resources throughout the distribution network.

        North America:    Organic revenue growth of 13 percent in 2003 was mainly attributable to solid contributions from our middle market, large account and specialty practices (notably executive risk, employee benefits and construction) through new business development and recruitment.

        International:    Organic revenue growth of 15 percent in 2003 was led by good performances in Continental Europe, notably Italy and Iberia, Latin America, Australia and South Africa. Many new business wins were the result of teamwork with Global Markets and Global Specialties.

General and administrative expenses

	2004	2003	2002
	(millions)
General and administrative expenses (excluding non-cash compensation charges)	$1,562	$1,408	$1,214
Non-cash compensation charges	11	20	80

Total general and administrative expenses	$1,573	$1,428	$1,294

2004 compared with 2003

        General and administrative expenses, including non-cash compensation charges, at $1,573 million in 2004 were $145 million or 10 percent higher than in 2003.

        The non-cash compensation charge for performance-based stock options in 2004 was $11 million. As of December 31, 2004, we have recognized 100 percent of the $270 million non-cash compensation charge for performance-based stock options granted to management as part of the 1998 leveraged buy-out arrangement for meeting or exceeding 2001 and 2002 targets.

        Excluding non-cash compensation charges for performance-based stock options, there was an underlying increase of $154 million, or 11 percent, of which 2 percent was attributable to foreign currency translation and 4 percent to acquisitions and disposals.

        Salaries and benefits, excluding non-cash compensation charges for performance-based stock options, were 52 percent of revenues in 2004 compared to 50 percent of revenues in 2003, reflecting increased expenditure on recruitment and retention of staff. We have been recruiting steadily over the last three years as the Company has grown and we continue to build the sales culture. The pace of this recruitment accelerated in the fourth quarter and at December 31, 2004 the number of revenue earning staff was 5 percent higher than a year ago. In 2005, the ratio of salary and benefits to revenues may increase slightly, depending in particular on our chosen rate of hiring new staff.

        Other expenses included some $10 million of incremental legal, investigative and other costs incurred in fourth quarter 2004 primarily relating to the New York Attorney General's investigation. We expect this, and other compliance expenditure such as Sarbanes-Oxley, to continue into 2005 but at a lower level.

2003 compared with 2002

        General and administrative expenses were $1,428 million in 2003 compared with $1,294 million in 2002.

        Non-cash compensation charges for performance-based stock options were $20 million in 2003 compared with $80 million in 2002. These performance-based stock options are accounted for under the variable plan method with the charges based on the difference between the price of our stock at the end of the performance period, December 31, 2002, and the exercise price spread in accordance with the vesting schedule. The higher charge in 2002 reflected both an increase in the total estimated charge as a result of increases in our stock price up to the end of the performance period and a higher number of unvested options outstanding during 2002 than during 2003.

        Excluding the non-cash compensation charge for performance-based stock options, general and administrative expenses were 16 percent higher in 2003 than in 2002. Approximately 6 percent of this increase was attributable to the impact of foreign currency translation and approximately (3) percent was attributable to the effect of acquisitions and disposals.

        Excluding the impact of foreign currency translation and acquisitions and disposals, general and administrative expenses grew by 13 percent in 2003 compared with 2002. Most of this increase was attributable to salaries and benefits, including incentive-based compensation, and reflects the increased number of employees. Salaries and benefits, including incentive-based compensation, amounted to 50 percent of revenues in 2003, the same proportion as in 2002.

Operating income and operating margin

	2004	2003	2002
	(millions, except percentages)
Revenues	$2,275	$2,076	$1,735
Operating income	666	620	419
Operating margin	29.3%	29.9%	24.1%

        We earn revenue in an uneven fashion during the year, primarily due to the timing of insurance policy renewals. As many policies incept and renew as of December 31 or January 1, we generate the majority of our revenues in the first and fourth calendar quarters. General and administrative expenses, however, are incurred on a relatively even basis throughout the year. As a result, we have historically earned the majority of our operating income in the first and fourth quarters. Operating income in 2004 was $234 million, $153 million, $109 million and $170 million for the first, second, third and fourth quarters, respectively. Volume and profit-based contingent commissions contributed $21 million, $15 million, $10 million and $25 million respectively to operating income by quarter.

        Operating margin, or operating income as a percentage of revenues, was 29.3 percent in 2004 compared with 29.9 percent in 2003 and 24.1 percent in 2002. An $80 million non-cash compensation charge for performance-based stock options significantly impacted operating margin in 2002. Excluding non-cash compensation charges and the net impact of acquisitions and disposals from all years, operating margin was 29.3 percent in 2004, 30.3 percent in 2003 and 28.0 percent in 2002. The decrease in 2004 compared with 2003 reflects the increase in recruitment and retention costs and higher legal, regulatory and compliance expenses.

Premium on redemption of subordinated notes

        In February 2004, we paid a call premium of $17 million on the early redemption of all $370 million of our 9% senior subordinated notes.

Interest expense

        Interest expense in 2004 was $22 million, significantly lower than in 2003, $53 million, and 2002, $65 million. This decrease reflects the benefit of lower average levels of debt, together with lower interest rates on our new credit facilities.

Income taxes

	2004	2003	2002
	(millions, except percentages)
Income before taxes	$627	$567	$354
Income tax expense	208	159	141
Effective tax rate	33%	28%	40%

        Income tax expense for 2004 amounted to $208 million, an effective rate of 33 percent. The effects on taxation of the amortization of intangible assets, disposals of operations and performance-based stock options had a net neutral impact on the 2004 tax rate.

        Income tax expense for 2003 amounted to $159 million, an effective rate of 28 percent. In the third quarter of 2003, certain changes to UK tax legislation were enacted regarding the taxation of employee stock options. With effect from July 1, 2003 we obtain a corporate tax deduction equal to the market price of our shares on the date of exercise less the option exercise price paid by the employee. Non-cash compensation amounting to $116 million in respect of UK performance options had been expensed in periods prior to January 1, 2003 without any income tax benefit being recognized. Accordingly, following the change in UK tax legislation, a one-time income tax benefit of $35 million, and a corresponding deferred asset, was recognized in 2003.

        Adjusting for the one-time income tax benefit arising from the change in UK tax legislation, that part of the non-cash performance option charge which is not tax deductible and the net gain on disposal of operations, the underlying tax rate for 2003 was 34 percent.

        Income tax expense for 2002 amounted to $141 million, an effective rate of 40 percent. Adjusting for the non-cash compensation charge for performance options, for which approximately 60 percent of the total charge was non-deductible, and acquisitions and disposals, the underlying tax rate for 2002 was 35 percent.

Net income and earnings per share

	2004	2003	2002
	(millions, except per share data)
Net income	$427	$414	$210
Earnings per diluted share	$2.54	$2.45	$1.28

        Net income for all years was impacted by non-cash charges for performance options and net gains on disposal of operations. In addition, 2004 was adversely impacted by a call premium paid on the early redemption of the 9% senior subordinated notes ($10 million net of tax), while 2003 benefited from a one-time tax benefit of $35 million following a change to UK tax legislation regarding the taxation of employee stock options.

        Excluding these items, net income increased by 13 percent to $437 million in 2004 ($2.60 per diluted share) and by 43 percent to $386 million in 2003 ($2.28 per diluted share) from $270 million in 2002 ($1.62 per diluted share). There was no impact of foreign currency translation on earnings in 2004 compared with 2003 and an approximate $0.07 per share benefit to 2003 earnings compared with 2002.

        The average number of diluted shares outstanding for the year was 168 million as calculated under the treasury stock method.

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

        During 2004, we began a program of share buybacks. Total repurchases under the program at December 31, 2004 were 9.3 million shares of common stock at a cost of $339 million out of the Company's authorization limit of $500 million. Buyback activity in fourth quarter 2004 was modest at 0.3 million shares for $12 million.

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

        We became subject to new regulations in the United Kingdom in January 2005 regarding fiduciary funds held by insurance intermediaries. These regulations require fiduciary funds to be held in designated trust accounts, restrict the financial instruments in which such funds may be invested and affect the timing of transferring commissions from fiduciary funds to own funds.

        The new regulations change the basis for the withdrawal of commissions from fiduciary funds from an earned to a receipts basis with a consequential increase in the balances held in fiduciary funds. As a result, on January 15, 2005, the date the new regulations came into force in the United Kingdom, fiduciary funds were increased by $134 million with a corresponding decrease in own funds. On a full-year basis, we do not expect these regulations to have any further significant impact on the cash flow from operating activities.

        Net cash provided by operations, which excludes fiduciary cash movements, was $490 million in 2004, having increased to $493 million in 2003 from $343 million in 2002. Net cash provided by operations was flat in 2004 compared with 2003 reflecting the impact of recruitment and retention strategies employed by the group at the end of 2004 and higher expenses related to legal, investigative and regulatory compliance. The increase in 2003 compared with 2002 was due mainly to increasing revenue and widening operating margins over that period.

        Net cash in 2005 will be adversely impacted by the abolition of volume and profit-based contingent commissions. However, we expect to mitigate this impact by the steps we are taking to grow our market share and by continuing to control expenses tightly.

Investing activities

        Total net cash used in investing activities increased to $183 million in 2004 from $135 million in 2003 and $50 million in 2002.

        We stepped up the pace of acquisitions in 2004 as part of our growth strategy to secure leadership positions in key markets and strengthen our middle and large market capabilities. We used $147 million (net of cash acquired) primarily for the acquisitions of: Coyle Hamilton, the Republic of Ireland's largest privately owned insurance broker; the controlling interest in Willis A/S, Denmark's largest insurance broker; two reinsurance brokers in Italy and Denmark; and Opus, a regional insurance broking business in the United Kingdom.

        Cash used for acquisitions in 2003 amounted to $91 million (net of cash acquired), primarily incurred in acquiring further interests in Willis GmbH, Willis Iberia and Willis Italia as we continued our policy of acquiring controlling interests in most major associate companies and other remaining minority interests. Cash used for acquisitions in 2002 amounted to $13 million (net of cash acquired), primarily incurred in acquiring Richard N. Goldman and further interests in Willis GmbH.

        We have historically funded acquisitions with cash or a combination of cash and equity. Depending on the acquisition and the economics of the transaction, we would expect this pattern to continue.

        Capital expenditures for 2004, 2003 and 2002 were $49 million, $57 million and $47 million, respectively. We have funded our requirements for capital expenditures by cash generated internally from operations and expect to continue to do so in the future.

Financing activities

        Cash used in financing activities amounted to $333 million in 2004 compared with $222 million in 2003 and $218 million in 2002. In December 2003, we replaced our existing senior credit facilities with a new $600 million facility, consisting of a $450 million amortizing five-year term loan and a $150 million revolving credit facility. These new facilities are unsecured. Both the term loan and the revolving credit facility now bear interest at a rate of LIBOR plus 85 basis points (reduced from 95 basis points prior to December 4, 2004), subject to adjustment based on future changes in interest coverage, leverage and credit ratings. On June 4, 2004, the Company entered into a series of interest swap agreements in order to fix our interest payment obligations until 2006.

        On February 2, 2004, we redeemed all the $370 million then outstanding of 9% senior subordinated notes. To finance the repayment, we drew down $300 million of our new term loan facility with the remaining balance of $70 million and call premium of $17 million being financed using cash from operations.

        During 2003, debt repayments amounted to $198 million following repayments of $221 million in 2002.

        During 2004, we began a program of share buybacks, repurchasing and subsequently canceling 9,288,100 shares of common stock at a cost of $339 million. On September 8, 2004, the Board of Directors approved an increase in the authorization limit of the program to $500 million.

        In February 2003, we declared an initial quarterly cash dividend of $0.125 per share; this was increased in July 2003 by 30 percent to $0.1625 per share, an annual rate of $0.65 per share. The cash dividends paid during 2003 amounted to $63 million. The quarterly cash dividend was increased in February 2004 by a further 15 percent to $0.1875 per share, an annual rate of $0.75 per share. The cash dividends paid during 2004 amounted to $115 million. In February 2005, the quarterly cash dividend was increased by a further 15 percent to $0.215 per share, an annual rate of $0.86 per share. At this rate, the expected annual cost of dividends payable in 2005 will be approximately $138 million. We have funded dividends from cash generated internally by operations and expect to continue to do so in the future.

        As of December 31, 2004, we had cash and cash equivalents of $351 million, down from $364 million at December 31, 2003. We expect that internally generated funds will be sufficient to meet our foreseeable operating cash requirements, capital expenditures and dividend payments. In addition we have an undrawn $150 million revolving credit facility.

CONTRACTUAL OBLIGATIONS

        Our contractual obligations at December 31, 2004 were:

		Payments due by
Obligations	Total	2005	2006– 2007	2008– 2009	After 2009
		(millions)
Senior credit facility, term loans	$450	$—	$300	$150	$—
Operating leases	1,272	80	159	160	873
Put & call options relating to subsidiaries and associates(1)	545	376	29	103	37

Total contractual obligations	$2,267	$456	$488	$413	$910

(1)
Based on the earliest dates on which options could be exercised.

        Under the terms of the senior credit facility, $150 million of the term loans mature in each of December 2006, December 2007 and December 2008.

        In November 2004, we entered into a 25 year agreement with British Land plc relating to our new UK headquarters in London. Construction is scheduled to commence in early 2005 and our occupancy is targeted for late 2007. Our contractual obligations in relation to this commitment totalling $893 million are included in the table above, but are contingent upon the successful completion of construction.

        In connection with many of our investments in less than wholly-owned subsidiaries and associates, we retain rights to increase our ownership percentage over time, typically to a majority or 100 percent ownership position. In addition, in certain instances, the other owners have a right, typically at a price calculated pursuant to a formula based on revenues or earnings, to put some or all of their shares to us.

        As part of our acquisition of 33 percent of Gras Savoye, we entered into a put arrangement, whereby the other shareholders in Gras Savoye (primarily two families, two insurance companies and Gras Savoye's executive management team) could put their shares to us. Until 2011, we will be obligated to buy the shares of certain shareholders to the extent those shareholders put their shares, potentially increasing our ownership from 33 percent to 90 percent if all shareholders put their shares, at a price determined by a contractual formula based on earnings and revenue. Management shareholders of Gras Savoye (representing approximately 10 percent of shares) do not have general put rights before 2011, but have certain put rights on their death, disability or retirement from which payments, at December 31, 2004 based on the formula would not have exceeded $65 million. During 2005, the incremental 57 percent of Gras Savoye may be put to us at a price equal to the greater of approximately 800 million French francs ($166 million at December 31, 2004 exchange rates), or a price based on the formula, which at December 31, 2004 amounted to approximately $368 million. From 2006, the put price is determined solely by the formula. The shareholders may put their shares individually at any time during the put period.

        While neither we nor the management of Gras Savoye expect significant exercises of the puts, on a separate or aggregate basis, in the near to medium term, we nevertheless believe that, should the aggregate amount of shares be put to us, sufficient funds would be available to satisfy this obligation. In addition, we have a call option to move to majority ownership under certain circumstances and in any event by 2009. Upon exercising this call option, the remaining Gras Savoye shareholders have a put option.

Off-balance sheet transactions

        Apart from commitments, guarantees and contingencies, as disclosed in Note 14 of Notes to the Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

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

        A discussion of our accounting policies for financial and derivative instruments is included in Note 2 of the consolidated financial statements and further disclosure is provided in Note 11 of Notes to the Consolidated Financial Statements.

Foreign exchange risk management

        We conduct our business in over 100 currencies. Accordingly, movements in currency exchange rates may affect our results.

        We report our operating results and financial condition in US dollars. Our US operations earn revenue and incur expenses primarily in US dollars. In the United Kingdom, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in pounds sterling. Outside the United States and the United Kingdom, we predominantly generate revenue and expenses in the local currency. The table below gives an approximate analysis of revenues and expenses by currency in 2004.

	Pounds Sterling	US Dollars	Other currencies
Revenues	15%	56%	29%
Expenses	32%	46%	22%

        Our operations are exposed to foreign exchange risk arising from cash flows and financial instruments that are denominated in currencies other than the US dollar. Our primary foreign exchange risk arises from changes in the exchange rates between US dollars and pounds sterling. Our objective is to maximize our cash flow in US dollars. Our policy is to convert into pounds sterling all revenue arising in currencies other than US dollars together with sufficient US dollar revenues to fund the remaining pound sterling expenses. Outside the United Kingdom only those cash flows necessary to fund mismatches between revenues and expenses are converted into local currency; amounts remitted to the United Kingdom are generally converted into pounds sterling. These transactional currency exposures are generally managed by entering into forward exchange contracts. It is our policy to hedge at least 25 percent of the next 12 months' exposure in significant currencies. We do not generally hedge exposures beyond three years.

        The table below provides information about our foreign currency forward exchange contracts, which are sensitive to exchange rate risk. The table summarizes the US dollar equivalent amounts of each currency bought and sold forward and the weighted average contractual exchange rates. All forward exchange contracts mature within three years.

	Settlement date before December 31,
	2005		2006		2007
December 31, 2004	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
US dollars sold for sterling	$74	$1.61=£1	$43	$1.61=£1	$—	n/a
Japanese Yen sold for sterling	16	Yen 171.28=£1	11	Yen 170.87=£1	4	Yen 170.43=£1
Euro sold for sterling	71	Euro 1.45=£1	41	Euro 1.39=£1	24	Euro 1.37=£1

Total	$161		$95		$28

Fair Value(1)	$2		$7		$(1)

	Settlement date before December 31,
	2004		2005		2006
December 31, 2003	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
US dollars sold for sterling	$68	$1.47=£1	$35	$1.48=£1	$20	$1.50=£1
Japanese Yen sold for sterling	16	Yen 168.72=£1	11	Yen 166.05=£1	6	Yen 166.30=£1
Euro sold for sterling	64	Euro 1.49=£1	48	Euro 1.45=£1	20	Euro 1.37=£1

Total	$148		$94		$46

Fair Value(1)	$12		$4		$3

(1)
Represents the difference between the contract amount and the cash flow in US dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2004 or 2003 at the forward exchange rates prevailing at that date.

Interest rate risk management

        We are subject to market risk from exposure to changes in interest rates based on our financing and investing activities. Our primary interest rate risk arises from changes in short-term interest rates in both US dollars and pounds sterling.

        Our operations are financed principally by variable rate bank borrowings issued by a subsidiary. This debt amortises evenly over three years beginning December 4, 2006. Our policy is to minimise our exposure to increases in the interest rates on our variable rate borrowings. Accordingly, our exposure to rising interest rates is fully hedged up to the time of the first debt amortisation.

        As a consequence of our insurance and reinsurance broking activities, there is a delay between the time we receive cash for premiums and claims and the time the cash needs to be paid. We earn interest on this float, which is included in our consolidated financial statements as interest income. This float is regulated in terms of access and the instruments in which it may be invested, most of which are short-term in maturity. We manage the interest rate risk arising from this exposure primarily through the use of interest rate swaps. It is our policy that, for currencies with significant balances, a minimum of 25 percent of forecast income arising is hedged for each of the next three years.

        The table below provides information about our derivative instruments and other financial instruments that are sensitive to changes in interest. For interest rate swaps, the table presents notional principal amounts and average interest rates analyzed by expected maturity dates. Notional principal amounts are used to calculate the contractual payments to be exchanged under the contracts. The duration of interest rate swaps varies between one and four years, with an average re-fixing period of three months. Average fixed and variable rates are, respectively, the weighted-average actual and market rates for the interest hedges in place. Market rates are the rates prevailing at December 31, 2004 or 2003, as appropriate.

	Expected to mature before December 31,
December 31, 2004								Fair value(1)
	2005	2006	2007	2008	2009	Thereafter	Total
	($ million, except percentages)
Short-term investments
Principal ($)	4			16	12	4	36	36
Fixed rate receivable	2.36%			4.62%	4.44%	3.75%	4.40%
Principal (£)				25	13		38	38
Fixed rate receivable				5.58%	5.25%		5.45%
Long-term debt
Principal ($)		150	150	150			450	450
Variable rate payable		3.03%	3.41%	3.64%			3.43%
Interest rate swaps
Principal ($)		450					450	—
Fixed rate payable		3.38%					3.38%
Variable rate receivable		3.37%					3.37%
Principal ($)	285	305	102	180			872	6
Fixed rate receivable	3.60%	4.13%	3.47%	3.93%			3.88%
Variable rate payable	2.60%	3.10%	3.72%	3.80%			3.48%
Principal (£)	181	104	91	52			428	2
Fixed rate receivable	5.46%	5.09%	5.03%	5.21%			5.14%
Variable rate payable	4.77%	4.70%	4.76%	4.80%			4.76%
Principal (€)	52	58	37	22			169	3
Fixed rate receivable	4.01%	4.18%	3.60%	3.60%			3.81%
Variable rate payable	2.17%	2.33%	2.82%	3.14%			2.71%
Forward rate agreements
Principal (£)	58						58	—
Fixed rate receivable	5.32%						5.32%
Variable rate payable	4.76%						4.76%

(1)
Represents the net present value of the expected cash flows discounted at current market rates of interest.

	Expected to mature before December 31,
December 31, 2003								Fair value(1)
	2004	2005	2006	2007	2008	Thereafter	Total
	($ million, except percentages)
Short-term investments
Principal ($)				4	16	8	28	28
Fixed rate receivable				6.63%	4.62%	5.31%	5.02%
Principal (£)			3	6	24		33	33
Fixed rate receivable			7.75%	7.76%	5.70%		6.13%
Fiduciary investments
Principal ($)	1						1	1
Fixed rate receivable	1.24%						1.24%
Long-term debt
Principal ($)						370	370	387
Fixed rate payable						9.00%	9.00%
Interest rate swaps
Principal ($)	292	285	305	102			984	25
Fixed rate receivable	5.11%	4.57%	4.38%	3.38%			4.27%
Variable rate payable	1.22%	1.58%	2.60%	3.67%			2.44%
Principal (£)	81	169	97	84			431	3
Fixed rate receivable	5.43%	5.37%	5.06%	5.03%			5.18%
Variable rate payable	3.94%	4.29%	4.73%	5.06%			4.65%
Principal (€)	35	48	54	34			171	3
Fixed rate receivable	4.59%	4.18%	4.15%	3.53%			3.97%
Variable rate payable	2.14%	2.32%	2.92%	3.74%			3.04%
Forward rate agreements
Principal ($)	220						220	—
Fixed rate receivable	1.73%						1.73%
Variable rate payable	1.44%						1.44%
Principal (£)	81						81	—
Fixed rate receivable	4.50%						4.50%
Variable rate payable	4.23%						4.23%
Principal (€)	63						63	—
Fixed rate receivable	2.53%						2.53%
Variable rate payable	2.26%						2.26%

(1)
Represents the net present value of the expected cash flows discounted at current market rates of interest.

WILLIS GROUP HOLDINGS LIMITED

Item 8—Financial Statements and Supplementary Data

WILLIS GROUP HOLDINGS LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Willis Group Holdings Limited, Hamilton, Bermuda

        We have audited the accompanying consolidated balance sheets of Willis Group Holdings Limited and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Willis Group Holdings Limited and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Deloitte & Touche LLP
London, England
March 8, 2005

WILLIS GROUP HOLDINGS LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Willis Group Holdings Limited, Hamilton, Bermuda

        We have audited management's assessment, included in the accompanying Management Report on Internal Controls, that Willis Group Holdings Limited and its subsidiaries (collectively, the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated March 8, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP
London, England
March 8, 2005

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2004	2003	2002
	(millions, except per share data)
REVENUES:
Commissions and fees	$2,205	$2,004	$1,661
Interest income	70	72	74

Total revenues	2,275	2,076	1,735

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	1,562	1,408	1,214
Non-cash compensation—performance options (Note 10)	11	20	80
Depreciation expense	41	36	34
Amortization of intangible assets	6	3	1
Net gain on disposal of operations (Note 3)	(11)	(11)	(13)

Total expenses	1,609	1,456	1,316

OPERATING INCOME	666	620	419
Interest expense	22	53	65
Premium on redemption of subordinated notes (Note 8)	17	—	—

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	627	567	354
INCOME TAXES (Note 4)	208	159	141

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	419	408	213
EQUITY IN NET INCOME OF ASSOCIATES (Note 5)	15	14	9
MINORITY INTEREST	(7)	(8)	(12)

NET INCOME	$427	$414	$210

NET INCOME PER SHARE (Note 6)
—Basic	$2.72	$2.72	$1.43
—Diluted	$2.54	$2.45	$1.28

AVERAGE NUMBER OF SHARES OUTSTANDING (Note 6)
—Basic	157	152	147
—Diluted	168	169	164

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(millions, except share data)
ASSETS
Cash and cash equivalents	$351	$364
Fiduciary funds—restricted (Note 7)	1,505	1,502
Short-term investments (Note 7)	74	61
Accounts receivable, net of allowance for doubtful accounts of $39 in 2004 and $32 in 2003	7,316	6,980
Fixed assets (Note 2)	249	249
Goodwill and other intangible assets, net of accumulated amortization of $127 in 2004 and $121 in 2003	1,551	1,345
Investments in associates (Note 5)	132	118
Deferred tax assets (Note 4)	203	141
Other assets	272	198

TOTAL ASSETS	$11,653	$10,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$8,562	$8,210
Deferred revenue and accrued expenses	351	327
Income taxes payable	147	137
Long-term debt (Note 8)	450	370
Other liabilities	699	571

Total liabilities	10,209	9,615

COMMITMENTS AND CONTINGENCIES (Note 14)
MINORITY INTEREST	20	19
STOCKHOLDERS' EQUITY:
Common shares, $0.000115 par value; Authorized: 4,000,000,000;
Issued and outstanding, 162,743,722 shares in 2004 and 159,083,048 shares in 2003	—	—
Additional paid-in capital	977	1,100
Retained earnings	675	367
Accumulated other comprehensive loss (Note 13)	(212)	(126)
Treasury stock, at cost, 697,220 shares in 2004 and 811,370 shares in 2003	(16)	(17)

Total stockholders' equity	1,424	1,324

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,653	$10,958

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$427	$414	$210
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of subsidiaries, fixed assets and short-term investments	(11)	(13)	(13)
Depreciation	41	36	34
Amortization of intangible assets	6	3	1
Subordinated debt redemption expense	17	—	—
Provision for doubtful accounts	10	2	6
Minority interest	3	2	9
Provision for deferred income taxes	(19)	6	(8)
Non-cash compensation expense attributable to performance options	11	20	80
Other	(12)	19	(24)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	80	(47)	(22)
Accounts receivable	(60)	(93)	(563)
Accounts payable	(32)	81	547
Other	29	63	86

Net cash provided by operating activities	490	493	343

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of fixed assets	11	4	3
Additions to fixed assets	(49)	(57)	(47)
Net cash proceeds from sale of operations	10	15	15
Acquisitions of subsidiaries, net of cash acquired	(147)	(91)	(13)
Purchase of short-term investments	(80)	(48)	(21)
Proceeds on sale of short-term investments	69	42	13
Investments in and advances to associates	(3)	—	—
Other	6	—	—

Net cash used in investing activities	(183)	(135)	(50)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(370)	(198)	(221)
Draw down of term loans	450	—	—
Premium on redemption of subordinated notes	(17)	—	—
Repurchase of shares	(339)	—	—
Purchase of treasury stock	—	(1)	(7)
Proceeds from issue of shares	58	40	10
Dividends paid	(115)	(63)	—

Net cash used in financing activities	(333)	(222)	(218)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26)	136	75
Effect of exchange rate changes on cash and cash equivalents	13	17	8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	364	211	128

CASH AND CASH EQUIVALENTS, END OF YEAR	$351	$364	$211

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

	December 31,
	2004	2003	2002
	(millions, except share data)
COMMON SHARES OUTSTANDING (thousands)
Balance, beginning of year	159,083	148,249	147,635
Common shares issued	1,505	534	76
Repurchase of shares	(9,288)	—	—
Exercise of stock options	11,444	10,300	538

Balance, end of year	162,744	159,083	148,249

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$1,100	$960	$867
Issue of common shares under employee stock compensation plans and related tax benefits	154	105	8
Repurchase of shares	(339)	—	—
Issue of common shares for acquisitions	48	12	—
Non-cash compensation—performance options	11	20	80
Gains on sale of treasury stock	3	3	5

Balance, end of year	977	1,100	960

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance, beginning of year	367	42	(165)
Net income	427	414	210
Dividends	(119)	(89)	—
Employee share plans	—	—	(3)

Balance, end of year	675	367	42

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year	(126)	(131)	5
Foreign currency translation adjustment	8	(4)	1
Unrealized holding (loss) gain	—	(3)	2
Minimum pension liability adjustment	(78)	18	(167)
Net (loss) gain on derivative instruments	(16)	(6)	28

Balance, end of year	(212)	(126)	(131)

TREASURY STOCK
Balance, beginning of year	(17)	(17)	(11)
Cost of shares acquired	—	(1)	(7)
Shares reissued under stock compensation plans	1	1	1

Balance, end of year	(16)	(17)	(17)

TOTAL STOCKHOLDERS' EQUITY	$1,424	$1,324	$854

COMPREHENSIVE INCOME
Net income	$427	$414	$210
Other comprehensive (loss) income (Note 13)	(86)	5	(136)

Comprehensive income	$341	$419	$74

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY AND ITS OPERATIONS

        Business—Willis Group Holdings Limited ("Willis Group Holdings") and subsidiaries (collectively, the "Company") provide a broad range of value-added risk management consulting and insurance brokerage services, both directly and indirectly through its associates, to a diverse base of clients internationally. The Company provides specialized risk management advisory and other services on a global basis to clients in various industries, including aerospace, marine, energy and construction industries. In its capacity as an advisor and insurance broker, the Company acts as an intermediary between clients and insurance carriers by advising clients on risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through the Company's global distribution network. The Company also provides other value-added services.

2.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        A summary of the major accounting policies followed in the preparation of the accompanying consolidated financial statements, which conform to accounting principles generally accepted in the United States of America ("US GAAP"), is presented below.

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

        Included in fiduciary funds-restricted are cash and cash equivalents, time deposits, certificates of deposit and debt securities. These securities are classified as available-for-sale, and as such are carried at fair market value, with unrealized gains and losses reported in other comprehensive income. Realized gains and losses on investments sold are included in net income and are derived using the specific identification method for determining the cost of securities.

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

        Accounts receivable are stated at estimated net realizable values. Allowances are recorded, when necessary, in an amount considered by management to be sufficient to meet probable future losses related to uncollectible accounts. The write-off of accounts receivable was $5 million, $2 million and $2 million in the years ended December 31, 2004, 2003 and 2002, respectively.

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

        The components of fixed assets are as follows:

	December 31,
	2004	2003
	(millions)
Land and buildings	$138	$126
Leasehold improvements	52	44
Furniture and equipment	268	240

Total fixed assets, cost	458	410
Less accumulated depreciation	(209)	(161)

Total fixed assets, net	$249	$249

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

        Investments in Associates—Investments in entities less than 50% owned in which the Company has the ability to exercise significant influence are accounted for by the equity method of accounting whereby the investment is carried at cost of acquisition, plus the Company's equity in undistributed net income since acquisition, less dividends received. Investments in entities less than 20% owned are accounted for by the cost method. Such investments are not publicly traded. The Company periodically reviews its investments in associates for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the investment is written down to fair value. The amount of any write-down is included in the statement of operations as a realized loss.

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

        Derivative Financial Instruments—The Company uses derivative financial instruments for other than trading purposes to alter the risk profile of an existing underlying exposure. Interest rate swaps are used to manage interest risk exposures. Forward foreign currency exchange contracts are used to manage currency exposures arising from future income. The fair values of derivative contracts are recorded in other assets and other liabilities with changes in fair value of derivatives that qualify for hedge accounting recorded in other comprehensive income and changes in fair value of derivatives that do not qualify for hedge accounting recorded in general and administrative expenses. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings.

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

Black-Scholes option-pricing model, the Company's pro forma net income and net income per share would have been:

	Years ended December 31,
	2004	2003	2002
	(millions, except per share data)
Net income, as reported	$427	$414	$210
Add back: Non-cash compensation expense—performance options, net of related tax of $3 in 2004, $6 in 2003 and $13 in 2002	8	14	67
One-off tax benefit as determined under APB 25(1)	—	(35)	—
Less: Total stock-based employee compensation expense determined under SFAS 123 for all awards, net of related tax of $6 in 2004, $4 in 2003 and $2 in 2002	(14)	(6)	(5)
One-off tax benefit as determined under SFAS 123(1)	—	3	—

Net income, pro forma	$421	$390	$272

Net income per share:
Basic:
As reported	$2.72	$2.72	$1.43
Pro forma	2.68	2.57	1.85
Diluted:
As reported	$2.54	$2.45	$1.28
Pro forma	2.54	2.32	1.66

(1)
Arising from certain changes in UK tax legislation (see Note 4).

        Revenue Recognition—Revenue includes insurance commissions, fees for services rendered, certain commissions receivable from insurance carriers and interest income.

        The Company takes credit for commissions (or fees negotiated in lieu of commission) in respect of insurance placements at the date when the insured is billed or at the inception date of the policy, whichever is later. Commissions on additional premiums and adjustments are recognized as and when advised. Fees for risk management and other services are recognized as the services are provided. Negotiated fee arrangements for an agreed period covering multiple insurance placements, the provision of risk management and/or other services are determined, contract by contract, on the basis of the relative fair value of the services completed and the services yet to be rendered. The Company establishes contract cancellation reserves where appropriate. At December 31, 2004, 2003 and 2002, such amounts were not material.

        In October 2004, the Company announced that it was abolishing volume and profit-based contingent commissions by the end of December 2004. Such commissions were recognized at the earlier of the date when cash was received, or when formal, written notification of the actual amount due was received from the insurance carrier. If some of the commissions received were potentially subject to full or partial repayment to the carrier, then recognition was deferred until the conditions for repayment had passed.

        Interest income is recognized as earned.

        Accounting Changes and Recent Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value and that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective for the Company from July 1, 2005.

        SFAS 123R permits public companies to account for share-based payments using one of two methods: modified-prospective method or modified-retrospective method. Under the modified-prospective method, from the effective date, compensation cost is recognized based on the requirements of SFAS 123R for all new share-based awards and based on the requirements of SFAS 123 for all awards granted prior to the effective date of SFAS 123R that remain unvested on the effective date.

        The requirements of the modified-retrospective method are as above, with the exception that companies are permitted to restate, based on the amounts previously recognized under SFAS 123 for pro forma disclosure purposes, either all prior periods presented or prior interim periods in the year of adoption.

        The SFAS 123 pro forma disclosures given in Note 2 show the impact of the Company adopting SFAS 123R in prior periods. The Company has not yet determined which transition method to use.

3.     ACQUISITIONS AND DISPOSITIONS

        Acquisitions—During 2004, the Company acquired the following 9 entities for $192 million, which includes the cost of issuing 1.1 million shares with a fair value at the date of issuance of $40 million:

  •
  Ital Re S.p.A, based in Rome and Milan, Italy, a major reinsurance broker;

  •
  Kirecon A/S, based in Copenhagen, Denmark, a leading Danish reinsurance broker;

  •
  Willis A/S, based in Copenhagen, Denmark, being Denmark's largest insurance broker;

  •
  Herzfeld & Levy S.A., an insurance broker, headquartered in Buenos Aires, Argentina;

  •
  Coyle Hamilton Holdings Limited, the Republic of Ireland's largest privately owned insurance broker;

  •
  C.H. Jeffries (Insurance Brokers) Limited, a privately owned insurance broker based in the United Kingdom;

  •
  The Grande Insurance Brokers Limited, Hong-Kong based general insurance broker serving middle market corporate clients, particularly in the financial and professional risk sectors;

  •
  Maisterenna Asesores, a general insurance broker based in Monterrey, Mexico; and

  •
  Opus Holdings Limited, a regional insurance broking business in the United Kingdom.

        The Company also acquired additional interests in several of its existing subsidiaries for $12 million, including $5 million for the issuance of 0.2 million shares.

        Deferred payments relating to prior year acquisitions totaled $19 million including $3 million for the issue of 0.1 million shares.

        During 2003 and 2002, the Company acquired or increased its investments in a number of other businesses. The aggregate purchase price of all acquisitions completed in 2003 and 2002 approximated $94 million and $32 million respectively, inclusive of deferred payments amounting to $4 million and shares of $12 million in 2003 and deferred payments amounting to $9 million in 2002.

        All of these transactions were recorded using the purchase method of accounting. Accordingly, the results of the acquired businesses and the Company's increased share of the undistributed net income of associates have been included in the Company's consolidated results from their respective acquisition dates. The assets and liabilities assumed were recorded at estimated fair values. Pro forma results from these acquisitions would not have been materially different from the amounts reported.

        Goodwill and other intangible assets recognized on these transactions amounted to $212 million (2003: $87 million) of which $3 million (2003: $27 million) is expected to be deductible for tax purposes. Additional consideration of up to $40 million (2003: $11 million) is payable in future periods contingent on the results of the acquired businesses reaching specified thresholds.

        Dispositions—Total proceeds relating to 2004 dispositions of subsidiaries and associates amounted to $10 million, inclusive of deferred proceeds amounting to $2 million, with a gain of $11 million recorded in the consolidated statement of operations.

        Total proceeds relating to 2003 dispositions of subsidiaries and associates amounted to $16 million, inclusive of deferred proceeds amounting to $2 million, with a gain of $11 million recorded in the consolidated statement of operations.

        In 2002, the Company completed the sale of its Life and Health third-party administration business. The gain on disposal of $14 million included a goodwill write off of $3 million and has been recorded in the statement of operations. Total proceeds relating to other disposals in 2002 were not material.

4.     INCOME TAXES

        The components of income before income taxes, equity in net income of associates and minority interest are as follows:

	Years ended December 31,
	2004	2003	2002
	(millions)
US	$141	$143	$84
UK	342	330	188
Other jurisdictions	144	94	82

Income before income taxes, equity in net income of associates and minority interest	$627	$567	$354

        The provision for income taxes by location of the taxing jurisdiction consisted of the following:

	Years ended December 31,
	2004	2003	2002
	(millions)
Current income taxes:
US federal tax	$70	$34	$41
US state and local taxes	12	10	12
UK corporation tax	108	73	70
Other jurisdictions	37	37	26

Total current taxes	227	154	149

Deferred taxes:
US federal tax	(31)	22	(25)
US state and local taxes	(6)	1	(4)
UK corporation tax(1)	18	(18)	22
Other jurisdictions	—	—	(1)

Total deferred taxes	(19)	5	(8)

Total income taxes	$208	$159	$141

(1)
In 2003, certain changes to UK tax legislation were enacted regarding the taxation of employee stock options. When UK-based employees exercise their stock options, the Company now obtains a corporate tax deduction equal to the market price of the Company's shares on the date of exercise less the option exercise price paid by the employee.

Non-cash compensation amounting to $116 million in respect of UK performance options was expensed in periods prior to January 1, 2003 without any income tax benefit being recognized. Accordingly, following the change in UK tax legislation, an income tax benefit of $35 million, and a corresponding deferred asset, was recognized in 2003.

        Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on its income, profits or capital gains. The following table reconciles the income tax expense in these financial statements to that which would be expected at the US federal statutory income tax rate:

	Years ended December 31,
	2004	2003	2002
	(millions)
Income before income taxes, equity in net income of associates and minority interest	$627	$567	$354

US federal statutory income tax rate	35%	35%	35%

Income tax expense at US federal tax rate	219	198	124
Adjustments to derive effective rate:
Non-deductible items:
Intangible assets amortization	2	1	1
Stock options	1	1	16
Other	8	1	6
Other items:
Prior year adjustment(1)	1	(32)	(5)
Tax differentials of foreign earnings:
UK earnings	(30)	(14)	(13)
Other jurisdictions	19	9	12
Other	(12)	(5)	—

Provision for income taxes	$208	$159	$141

(1)
The year ended December 31, 2003 includes the income tax benefit of $35 million arising from the changes in UK tax legislation referred to above.

        The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

	December 31,
	2004	2003
	(millions)
Deferred tax assets:
Accrued expenses not currently deductible	$17	$10
US net operating losses	51	—
UK net operating losses	36	33
UK capital losses	87	81
Accrued retirement benefits	101	75
Provisions	33	30
Deferred compensation	19	16
Stock options	23	56
Other	10	7

Gross deferred tax assets	377	308
Less: valuation allowance	(123)	(114)

Net deferred tax assets	254	194

Deferred tax liabilities:
Financial derivative transactions	8	15
Prepaid retirement benefits	15	15
Tax-leasing transactions	9	9
Other	19	14

Deferred tax liabilities	51	53

Net deferred tax assets	$203	$141

        At December 31, 2004, the Company had a valuation allowance of $123 million (2003: $114 million) to reduce its deferred tax assets to estimated realizable value. The valuation allowance relates to the deferred tax assets arising from UK tax operating loss carryforwards and UK capital loss carryforwards, both of which have no expiration date. UK tax operating loss carryforwards can only be used against income arising in certain UK subsidiaries. In addition, the capital loss carryforwards can only be offset against future UK capital gains.

        At December 31, 2004, the Company had deferred tax assets of $254 million (2003: $194 million), net of the valuation allowance. Management believes, based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, and prudent and feasible tax-planning strategies, it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised. In the event that the valuation allowance of $123 million at December 31, 2004 (2003: $114 million) is reduced in future years to recognize deferred tax assets, an amount of up to $87 million (2003: $81 million) will be allocated to reduce goodwill.

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

5.     INVESTMENTS IN ASSOCIATES

        The Company holds a number of investments which it accounts for using the equity method. The Company's interest in the outstanding stock of the more significant associates is as follows:

		December 31,
	Country	2004	2003
Al-Futtaim Willis Co. L.L.C. (previously Al-Futtaim Willis Faber (Private) Limited	Dubai	49%	49%
Gras Savoye & Cie ("Gras Savoye")	France	33%	33%
Willis A/S(1)	Denmark	—	30%
Herzfeld & Levy SA(2)	Argentina	—	40%
Willis Pudong Insurance Brokers Co. Limited(3)	China	50%	—

(1)
On January 1, 2004, the Company acquired the remaining 70 percent in Willis A/S (See Note 3).

(2)
On June 1, 2004, the Company acquired a further 20 percent in Herzfeld & Levy S.A., now Herzfeld Willis S.A. (See Note 3).

(3)
On September 1, 2004, the Company acquired a 50 percent shareholding in Shanghai Pudong Insurance Brokers Limited (since renamed Willis Pudong Insurance Brokers Co. Limited), based in Shanghai, China.

        Of those listed above, the Company's principal investment as of December 31, 2004 and 2003 is Gras Savoye, France's leading insurance broker. Included in the carrying amount of the Gras Savoye investment is goodwill of $72 million, net of accumulated goodwill amortization of $7 million as of both December 31, 2004 and 2003. As of December 31, 2004 and 2003, the Company's other investments in associates individually and in the aggregate were not material to the Company's operations.

        On July 23, 1997, the Company entered into an agreement with Gras Savoye whereby, among other things, the co-shareholders of Gras Savoye (other than management) have the right to sell (put option) their shares to the Company possibly increasing the Company's ownership interest from 33 percent to 90 percent. The option expires in 2011 and Gras Savoye's eligible co-shareholders may exercise their rights from January 1, 2001. In addition, the Company has the right to purchase (call option) at least 50.1 percent of Gras Savoye's shares from the co-shareholders. The call option is exercisable from December 1, 2009. The exact amount payable by the Company under the put and call is based on the greater of a price per Gras Savoye share defined contractually or a formula-based price contingent on Gras Savoye's future results.

        Unaudited condensed financial information for associates, in the aggregate, as of and for the years ended December 31, is presented below. For convenience purposes: (i) balance sheet data has been translated to US dollars at the relevant year-end exchange rate, and (ii) condensed statement of operations data has been translated to US dollars at the relevant average exchange rate.

	2004	2003	2002
	(millions)
Condensed statement of operations data:
Net sales	$396	$386	$294
Income before income taxes	71	67	44
Net income	46	44	30
Condensed balance sheet data:
Total assets	1,305	1,164
Total liabilities	(1,138)	(1,033)
Stockholders' equity	(167)	(131)

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

        For the year ended December 31, 2004, time-based and performance-based options to purchase 14.0 million and 3.0 million (2003: 15.1 million and 7.3 million; 2002: 19.5 million and 11.1 million) shares, respectively, and 0.4 million restricted shares (2003: 0.3 million and 2002: 0.2 million), respectively, were outstanding. Basic and diluted net income per share are as follows:

	Years ended December 31,
	2004	2003	2002
	(millions, except per share data)
Basic average number of shares outstanding	157	152	147
Dilutive effect of potentially issuable shares	11	17	17

Diluted average number of shares outstanding	168	169	164

Basic net income per share	$2.72	$2.72	$1.43
Dilutive effect of potentially issuable shares	(0.18)	(0.27)	(0.15)

Diluted net income per share	$2.54	$2.45	$1.28

        During the third quarter of 2002, the reported results for the nine months ended September 30, 2002 exceeded the performance criteria (based on the twelve months' results ending December 31, 2002) necessary to trigger the vesting of the performance options. In accordance with SFAS No. 128, Earnings per Share, such potentially issuable shares have been included in the calculation of the average number of diluted shares from the beginning of the third quarter of 2002.

        Options to purchase 5.0 million shares for the year ended December 31, 2004 were not included in the computation of the dilutive effect of stock options because the effect was antidilutive (2003 and 2002: nil).

7.     FIDUCIARY FUNDS—RESTRICTED AND SHORT-TERM INVESTMENTS

        The Company's fiduciary funds-restricted and short-term investments consist of cash, time deposits, certificates of deposit and debt securities. Accrued interest on investments is recorded as other assets.

        The debt securities are classified as available-for-sale. Accordingly, they are recorded at fair market value with unrealized holding gains and losses reported, net of tax, as a component of other comprehensive income. As of December 31, 2004 and 2003, the amortized cost of such securities approximated fair value.

        Realized gains and losses, net of tax, on debt securities are included in net income. During years ended December 31, 2004, 2003 and 2002, sales of debt securities totaled $79 million, $59 million and $36 million, respectively, on which realized gains and losses were not material to the consolidated results of the Company.

        Fiduciary funds-restricted and short-term investments consist of the following:

	December 31,
	2004	2003
	(millions)
Fiduciary funds-restricted:
Cash and cash equivalents(1)	$1,505	$1,501
Other(2)	—	1

	$1,505	$1,502

Short-term investments(3):
US, UK and other Government securities	$32	$28
Corporate debt securities	42	33

	$74	$61

(1)
Cash and cash equivalents primarily consist of time deposits and certificates of deposit with original maturities of three months or less.

(2)
Other primarily consist of time deposits and certificates of deposit with original maturities in excess of three months.

(3)
Debt securities classified as available-for-sale.

8.     LONG-TERM DEBT

      Long-term debt consists of the following:

	December 31,
	2004	2003
	(millions)
Senior Credit Facility, term loans	$450	$—
9% senior subordinated notes (retired February 4, 2004)	—	370

	$450	$370

        Senior Credit Facility (entered into December 4, 2003)—On December 4, 2003 ("the effective date"), the Company entered into a new credit agreement providing up to $450 million in term loans and $150 million in revolving credit facilities.

        On February 2, 2004, the Company redeemed all the outstanding 9% senior subordinated notes (see below). On the same day, the Company drew down $300 million of term loans under the Senior Credit Facility. The remaining $150 million under the Senior Credit Facility was drawn down on June 1, 2004.

        Under the new credit agreement, the Company is due to make loan repayments of $150 million on the third, fourth and fifth anniversary of the effective date. Loans under this credit agreement bear interest at a rate per annum equal to either adjusted LIBOR or adjusted EURIBOR depending on their underlying currency plus a margin of 0.75 percent to 1.50 percent determined by reference to future changes in the Company's interest coverage, leverage and credit ratings. The minimum applicable margin was 0.95 percent until December 4, 2004 and changed to 0.85 percent from this date to the year end.

        For the year ended December 31, 2004, the weighted-average interest rate relating to the Senior Credit Facility was 2.46 percent (2003: ranged from 2.16 percent to 3.10 percent); net of an interest rate swap, the weighted-average interest rate was 3.68 percent (2003: ranged from 5.95 percent to 6.90 percent).

        The revolving credit facility is available for working capital requirements and general corporate purposes, subject to certain limitations, until December 4, 2008. The revolving credit facility is available for loans denominated in US dollars, pounds sterling and certain other currencies.

        The credit agreement contains numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated EBITDA to consolidated net interest expense and maximum levels of net indebtedness in relation to consolidated EBITDA, in each case subject to certain adjustments. In addition, the credit agreement includes covenants relating to the delivery of financial statements, reports and notices, limitations on liens, limitations on sales and other disposals of assets, limitations on indebtedness and other liabilities, limitations on sale and leaseback transactions, limitations on mergers and other fundamental changes, maintenance of property, maintenance of insurance, nature of business, compliance with applicable laws, maintenance of corporate existence and rights, use of proceeds, payment of taxes and access to information and properties. At December 31, 2004, the Company was in compliance with all covenants.

        All obligations of Willis North America Inc. ("Willis North America") (the borrower) under the credit agreement are guaranteed by Willis Group Holdings Limited, Trinity Acquisition Limited, Willis Group Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

        9% Senior Subordinated Notes—In February 1999, Willis North America refinanced a short-term loan by issuing 9% senior subordinated notes due 2009 (the "Notes") in the aggregate principal amount of $550 million. The interest on the Notes was payable semi-annually on February 1 and August 1. During 2003, Willis North America bought back and canceled Notes totaling $40 million. The difference between the market price paid and the book value was not material.

        On February 2, 2004, Willis North America redeemed the Notes, in whole, at a redemption price of 104.5 percent of the aggregate principal amount of the Notes being redeemed, resulting in a premium of $17 million, plus accrued and unpaid interest.

        The indenture for the Notes contained covenants that, among other things, limited the ability of Willis North America, Willis Group Limited and some of their subsidiaries to incur additional indebtedness and issue preferred stock; pay dividends or make other distributions; repurchase capital stock or subordinated indebtedness; create liens; enter into some transactions with associates; sell assets and assets of subsidiaries; issue or sell capital stock of some subsidiaries; and enter into some mergers and acquisitions.

        Scheduled Debt Repayments—The Notes were due to mature in 2009, however, as noted above, the Company redeemed the Notes in full on February 2, 2004. Under the new credit agreement, the Company is due to make loan repayments of $150 million on the third, fourth and fifth anniversary of the effective date.

        Lines of Credit—The Company also has available $5 million (2003: $2 million) in lines of credit, of which $nil (2003: $nil) was drawn as of December 31, 2004 (excluding the $150 million revolving credit facility).

9.     PENSION PLANS

        The Company has two principal defined benefit pension plans funded externally which cover all eligible employees. One plan exists in the United Kingdom and the other in the United States. It is the Company's policy to fund pension costs as required by applicable laws and regulations.

        The following schedules provide information concerning the Company's UK and US defined benefit pension plans as of and for the years ended December 31:

	UK Pension Benefits		US Pension Benefits
	2004	2003	2004	2003
	(millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,450	$1,190	$481	$416
Service cost	42	30	20	17
Interest cost	81	67	29	27
Employee contributions	5	3	—	—
Actuarial loss	135	61	27	37
Benefits paid	(64)	(45)	(18)	(16)
Foreign currency changes	115	144	—	—

Benefit obligations, end of year	1,764	1,450	539	481

Change in plan assets:
Fair value of plan assets, beginning of year	1,311	1,020	376	303
Actual return on plan assets	154	183	45	73
Employee contributions	5	3	—	—
Employer contributions	32	21	20	14
Benefits paid	(64)	(45)	(18)	(16)
Other events	—	—	—	2
Foreign currency changes	101	129	—	—

Fair value of plan assets, end of year	1,539	1,311	423	376

Reconciliation of funded status:
Funded status	(225)	(139)	(116)	(105)
Unrecognized net actuarial loss	397	280	59	48
Unrecognized prior service gain	(27)	(28)	—	—

Net asset (liability) recognized	145	113	(57)	(57)

Amounts recognized in balance sheet consist of:
Accrued benefit liability	(165)	(90)	(74)	(68)
Accumulated other comprehensive income	310	203	17	11

Net asset (liability) recognized	$145	$113	$(57)	$(57)

        The following table provides information for the Company's UK and US defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	UK Pension Benefits		US Pension Benefits
	2004	2003	2004	2003
	(millions)
Projected benefit obligation	$1,764	$1,450	$539	$481
Accumulated benefit obligation	1,704	1,401	498	444
Fair value of plan assets	1,539	1,311	423	376

        The components of the net periodic benefit cost (income) of the UK and US defined benefit plans are as follows:

	Years ended December 31,
	UK Pension Benefits			US Pension Benefits
	2004	2003	2002	2004	2003	2002
	(millions)
Components of net periodic benefit cost (income):
Service cost	$42	$30	$25	$20	$17	$14
Interest cost	81	67	58	29	27	25
Expected return on plan assets	(112)	(97)	(88)	(30)	(26)	(29)
Amortization of unrecognized prior service gain	(3)	(3)	(3)	—	—	—
Amortization of unrecognized actuarial loss	—	—	—	1	3	—

Net periodic benefit cost (income)	$8	$(3)	$(8)	$20	$21	$10

        The following schedule provides other information concerning the Company's UK and US defined benefit pension plans:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
	2004	2003	2004	2003
	(millions, except weighted-averages)
(Increase) decrease in additional minimum liability included in other comprehensive income	$(107)	$10	$(6)	$19
Weighted-average assumptions to determine benefit obligations:
Discount rate	5.3%	5.5%	5.8%	6.0%
Rate of compensation increase	3.7%	3.6%	4.0%	4.0%

Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	5.5%	5.6%	6.0%	6.5%
Expected return on plan assets	7.3%	7.3%	8.0%	8.5%
Rate of compensation increase	3.6%	3.3%	4.0%	4.0%

        The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The expected returns on UK plan assets are UK and foreign equities 8.0 percent, debt securities 5.1 percent and real estate 6.2 percent. The expected returns on US plan assets are US and foreign equities 9.25 percent and debt securities 5.75 percent.

        The Company's pension plan asset allocations based on fair values were as follows:

	December 31,
	UK Pension Benefits		US Pension Benefits
Asset category
	2004	2003	2004	2003
Equity securities	74%	74%	68%	65%
Debt securities	16%	18%	30%	34%
Real estate	6%	5%	—	—
Other	4%	3%	2%	1%

Total	100%	100%	100%	100%

        The Company's investment policy includes a mandate to diversify assets and the Company invests in a variety of asset classes to achieve that goal. The UK Plan's assets are divided into 8 separate portfolios according to asset class and managed by 7 investment managers. The broad target allocations are UK and foreign equities (75 percent), debt securities (20 percent) and real estate (5 percent). The US Plan's assets are currently invested in 16 funds representing most standard equity and debt security classes. The broad target allocations are US and foreign equities (64 percent) and debt securities (36 percent).

        The Company expects to contribute $38 million and $31 million in 2005 to the UK and US defined benefit pension plans, respectively.

        The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK and US defined benefit pension plans:

Expected future benefit payments	UK Pension Benefits	US Pension Benefits
2005	$59	$19
2006	62	20
2007	65	21
2008	69	23
2009	70	25
2010–2014	393	164

        Willis North America has a 401(k) plan covering all eligible employees of Willis North America and its subsidiaries. The plan allows participants to make pre-tax contributions and the Company provides a matching contribution of 3 percent of employees' annual eligible compensation. All investment assets of the plan are held in a trust account administered by independent trustees. The Company's 401(k) mandatory matching contributions for 2004, 2003 and 2002 were approximately $1 million, $5 million and $5 million, respectively.

10.   STOCK BENEFIT PLANS

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

        Amended and Restated 1998 Share Purchase and Option Plan—This plan, which was established on December 18, 1998, provides for the granting of time-based and performance-based options to employees of the Company. There are 30,000,000 shares available for grant under this plan provided, however, that in no event the total number of shares subject to options and other equity for current and future participants exceed 25 percent of the equity of Willis Group Holdings on a fully diluted basis. All options granted under this plan are exercisable at £2 per share ($3.84 using the year-end exchange rate of £1 = $1.92) except for 111,111 time-based options which are exercisable at $13.50. No further grants are to be made under this plan.

        Time-based options are earned upon the fulfilment of vesting requirements. Options are generally exercisable in equal instalments of 20 percent per year over a five-year period commencing on or after December 18, 2000.

        Performance-based options became exercisable, subject to the fulfilment of vesting requirements with effect from January 1, 2003, upon the achievement of cash flow and EBITDA (as defined in the plan agreements) targets of Willis Group Limited. Options are generally exercisable in equal instalments of 25 percent per year over a four-year period commencing on or after December 18, 2001.

        Willis Award Plan—This plan, which was established on July 13, 2000, provides for the granting of time-based options to selected employees who have been identified as superior performers. There are 5,000,000 shares available for grant under this plan provided, however, that in no event the total number of shares subject to options and other equity for current and future participants exceed 25 percent of the equity of Willis Group Holdings on a fully diluted basis. All options granted under this plan are exercisable at £2 per share ($3.84 using the year-end exchange rate of £1 = $1.92). The options vest immediately on the grant date and are exercisable any time up to July 13, 2010.

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

        Compensation Expense—Willis Group Holdings applies the intrinsic value method allowed by APB 25 in accounting for its stock option plans. Under APB 25, compensation expense resulting from awards under fixed plans (time-based options, options granted pursuant to the Willis Award Plan and various other share-based grants to employees) are measured as the difference between the quoted (or best estimate of) market price, and the exercise price on the measurement date. All fixed plan options have been granted by Willis Group Holdings at an exercise price equal to the quoted market price at the measurement date, or management's best estimate of market price prior to the initial public offering. Accordingly, pursuant to APB 25 no compensation expense has been recognized for fixed option plans in the statements of operations.

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

        Management determined in the third quarter of 2001 that it was probable that the maximum performance condition would be attained. The measurement date under APB 25 was December 31, 2002. Accordingly, compensation expense for the year ended December 31, 2004 of $11 million ($8 million, net of tax) (2003: $20 million ($16 million, net of tax)) (2002: $80 million ($67 million, net of tax)); was recognized based on the 10.9 million (2003: 10.9 million; 2002: 11.1 million) unforfeited performance options outstanding at that date, a quoted market price of $28.67 (2003: $28.67, 2002: $28.67) and an average elapsed performance period of 100 percent (2003: 95 percent; 2002: 85 percent).

        The pro forma disclosures required by SFAS 123R in Note 2 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2004	2003	2002
Dividend yield	2%	2%	2%
Expected volatility	23%	24%	34%
Risk-free interest rate	2.77%	2.55%	2.41%
Weighted-average expected life (years)	3	3	3
Weighted-average fair value of options granted	$5.98	$6.27	$5.38

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

        Stock option transactions under the plans are as follows:

	2004		2003		2002
December 31, (options in thousands)	Options	Weighted average exercise price(1)	Options	Weighted average exercise price(1)	Options	Weighted average exercise price(1)
Time-based stock options
Balance, beginning of year	14,897	$11.96	19,010	$6.28	18,724	$4.65
Granted	6,495	$37.73	2,766	$30.90	1,112	$28.18
Exercised	(7,040)	$4.88	(6,386)	$3.46	(500)	$3.07
Forfeited	(439)	$30.36	(493)	$15.74	(326)	$10.05

Balance, end of year	13,913	$26.99	14,897	$11.75	19,010	$5.98

Options exercisable at year-end	4,477	$15.44	5,307	$3.58	8,225	$3.22

Performance-based stock options
Balance, beginning of year	7,254	$3.84	11,092	$3.58	11,275	$3.22
Exercised	(4,229)	$3.84	(3,641)	$3.58	—	—
Forfeited	(15)	$3.84	(197)	$3.58	(183)	$3.22

Balance, end of year	3,010	$3.84	7,254	$3.58	11,092	$3.22

Options exercisable at year-end	2,692	$3.84	2,525	$3.58	—	—

(1)
Certain options are exercisable at £2 per share. Year-end exchange rates of £1 = $1.92, £1 = $1.79 and £1 = $1.61 have been used as of December 31, 2004, 2003 and 2002, respectively.

        A summary of time-based options outstanding and exercisable at December 31, 2004 is as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
(options in thousands)
$3.84	3,052	4	$3.84	2,761	$3.84
$13.50	393	6	$13.50	95	$13.50
$16.95–$23.32	430	7	$22.49	—	—
$27.60–$31.90	3,740	8	$29.61	616	$30.84
$34.68–$38.36	6,298	10	$37.80	1,005	$38.06

$3.84–$38.36	13,913	8	$26.99	4,477	$15.44

        The weighted-average remaining contractual life of performance-based options outstanding at December 31, 2004 was four years.

11.   FINANCIAL INSTRUMENTS

        The Company's principal financial instruments, other than derivatives, comprise bank loans, the new Senior Credit Facility, cash deposits and short-term investments. The Company also enters into derivative transactions (principally interest rate swaps and forward foreign currency contracts) in order to manage interest rate and currency risks arising from the Company's operations and its sources of finance. The Company does not hold financial instruments for trading purposes.

        The main risks arising from the Company's financial instruments are interest rate risk, liquidity risk, foreign currency risk and credit risk. The Company's board of directors reviews and agrees policies for managing each of these risks as summarized below. The Company has applied SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, in accounting for these financial instruments.

        Interest Rate Risk—In 2004, the Company's operations were financed principally through the Senior Credit Facility (Note 8). As of December 31, 2004, $450 million was drawn down under the new Senior Credit Facility. Interest rate swaps were used to generate the desired interest rate profile and to manage the Company's exposure to interest rate fluctuations. Willis North America entered into a series of interest rate swap agreements on June 4, 2004 under which the LIBOR-based variable rate interest payment obligations on the full amount of the term loans were swapped for fixed rate interest payment obligations until 2006.

        The Company designated these interest rate swap agreements as a cash flow hedge as defined by SFAS 133 with the fair value recorded in other liabilities on the balance sheet. Changes in fair value were recorded as a component of other comprehensive income, as shown in the table below. Amounts were reclassified from other comprehensive income into earnings when the hedged exposure affected earnings. The differential paid or received was recognized as an adjustment to interest expense as incurred.

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

        The fair value of these contracts is recorded in other assets and other liabilities. For contracts that are qualifying cash flow hedges as defined by SFAS 133, changes in fair value are recorded as a component of other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. For contracts that do not qualify for hedge accounting as defined by SFAS 133, changes in fair value are recorded in general and administrative expenses.

        The changes in fair value of derivative financial instruments have been recorded as follows:

	Years ended December 31,
	2004	2003	2002
	(millions)
General and administrative expenses:
Interest rate contracts	$1	$(1)	$(1)
Foreign currency contracts	—	(2)	2
Other Comprehensive Income:
Interest rate contracts (net of tax of $7, $5 and $(8))	(15)	(11)	21
Foreign currency contracts (net of tax of $nil, $(3) and $(4))	(1)	5	7

        A summary of the Company's interest rate swaps by major currency is as follows:

		December 31,
				Weighted Average Interest Rates
		Notional Amount(1)	Termination Dates
				Receive	Pay
		(millions)		%	%
2004
US dollar	Receive fixed–pay variable	$872	2005-2008	3.88	3.48
	Receive variable–pay fixed	450	2006	3.37	3.38
Pounds sterling	Receive fixed–pay variable	428	2005-2008	5.14	4.76
Euro	Receive fixed–pay variable	169	2005-2008	3.81	2.71
2003
US dollar	Receive fixed–pay variable	$984	2004-2007	4.27	2.44
Pounds sterling	Receive fixed–pay variable	431	2004-2007	5.18	4.65
Euro	Receive fixed–pay variable	171	2004-2007	3.97	3.04

(1)
Notional amounts represent US dollar equivalents translated at the spot rate as of December 31.

        Liquidity Risk—The Company's objective is to ensure that it has the ability to generate sufficient cash either from internal or external sources, in a timely and cost-effective manner, to meet its commitments as they fall due. The Company's management of liquidity risk is embedded within its overall risk management framework. Scenario analysis is continually undertaken to ensure that the Company's resources can meet its liquidity requirements. These resources are supplemented by a $150 million revolving credit facility which expires on December 4, 2008, of which no amount is currently drawn.

        Foreign Currency Risk—The Company's objective is to maximize its cash flow in US dollars. In all locations with the exception of the United Kingdom, the Company predominantly generates revenues and expenses in the local currency. In the United Kingdom, however, the Company earns revenues in a number of different currencies but expenses are almost entirely in pounds sterling. This mismatch creates a currency exposure.

        The Company's policy within the United Kingdom is to convert into sterling all revenues arising in currencies other than US dollars together with sufficient US dollar revenues to fund the remaining sterling expenses. Outside the United Kingdom, only those cash flows necessary to fund mismatches between revenues and expenses are converted into local currency; amounts remitted to the United Kingdom are generally converted into sterling. These transactional currency exposures are principally managed by entering into forward foreign exchange contracts.

        The fair value of these contracts is recorded in other assets and other liabilities. For contracts that are qualifying cash flow hedges as defined by SFAS 133, changes in fair value are recorded as a component of other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. For contracts that do not qualify for hedge accounting as defined by SFAS 133, changes in fair value are recorded in general and administrative expenses (see table above on previous page).

        The table below summarizes by major currency the contractual amounts of the Company's forward contracts to exchange foreign currencies for pounds sterling. Foreign currency notional amounts are reported in US dollars translated at spot rates at December 31.

	December 31,
	Sell 2004(1)	Sell 2003
	(millions)
US dollar	$117	$123
Euro	136	132
Japanese yen	31	33

(1)
Forward exchange contracts range in maturity from 2005 to 2007.

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

        Concentrations of credit risk that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Financial instruments on the balance sheet that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and derivatives which are recorded at fair value. The Company maintains a policy providing for the diversification of cash and cash equivalent investments and places such investments in an extensive number of high quality financial institutions to limit the amount of credit risk exposure. Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of December 31, 2004.

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

	December 31,
	2004		2003
	Carrying amount	Fair Value	Carrying amount	Fair Value
	(millions)
Assets:
Cash and cash equivalents	$351	$351	$364	$364
Fiduciary funds—restricted	1,505	1,505	1,502	1,502
Short-term investments	74	74	61	61
Derivative financial instruments	36	36	58	58
Liabilities:
Long-term debt	450	450	370	387
Derivative financial instruments	7	7	8	8

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

12.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Years ended December 31,
	2004	2003	2002
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$122	$125	$70
Cash payments for interest	31	50	62

Supplemental disclosures of non-cash flow investing and financing activities:
Issue of stock on acquisition of subsidiaries	$48	$12	$1
Deferred payments on acquisitions of subsidiaries	2	4	9

Acquisitions:
Fair value of assets acquired	191	1	79
Less:
liabilities assumed	(189)	9	(74)
cash acquired	(28)	—	(21)

Acquisitions, net of cash acquired	$(26)	$10	$(16)

13.   ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of comprehensive income are as follows:

	Years ended December 31,
	2004	2003	2002
	(millions)
Net income	$427	$414	$210
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	8	(4)	1
Unrealized holding (loss) gain (net of tax of $1 in 2003 and $(1) in 2002)	—	(3)	2
Minimum pension liability adjustment (net of tax of $35 in 2004, $(11) in 2003 and $76 in 2002)	(78)	18	(167)
Net (loss) gain on derivative instruments (net of tax of $7 in 2004, $2 in 2003 and $(12) in 2002)	(16)	(6)	28

Other comprehensive (loss) income (net of tax of $42 in 2004, $(8) in 2003 and $63 in 2002)	(86)	5	(136)

Comprehensive income	$341	$419	$74

        The components of accumulated other comprehensive loss are as follows:

	December 31,
	2004	2003	2002
	(millions)
Net foreign currency translation adjustment	$(4)	$(12)	$(8)
Net unrealized holding gain	—	—	3
Net minimum pension liability adjustment	(227)	(149)	(167)
Net unrealized gain on derivative instruments	19	35	41

Accumulated other comprehensive loss	$(212)	$(126)	$(131)

        It is estimated that $3 million of net derivative gains included in other comprehensive loss will be reclassified into earnings within the next twelve months.

14.   COMMITMENTS AND CONTINGENCIES

        Operating Leases—The Company leases certain land, buildings and equipment under various operating lease arrangements. Original non-cancellable lease terms typically are between 10 and 20 years and may contain escalation clauses, along with options that permit early withdrawal. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease.

        As of December 31, 2004, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
	(millions)
2005	$80	$(11)	$69
2006	67	(11)	56
2007	92	(10)	82
2008	84	(11)	73
2009	76	(10)	66
Thereafter	873	(15)	858

Total	$1,272	$(68)	$1,204

        In November 2004, the Company entered into a 25 year agreement with long time client British Land plc relating to its new UK headquarters in London. Construction is scheduled to commence in early 2005 and the Company's occupancy is targeted for late 2007. The Company's contractual obligations in relation to this commitment total $893 million and are included in the table above, but remain contingent upon the successful completion of construction.

        Rent expense amounted to $87 million, $70 million and $71 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company's rental income from subleases was $9 million, $8 million and $9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        Guarantees—Guarantees issued by certain of Willis Group Holdings' subsidiaries with respect to the Senior Credit Facility are discussed elsewhere in these consolidated financial statements.

        Certain of Willis Group Holdings' subsidiaries have given the landlords of some leasehold properties occupied by the Company in the United Kingdom and the United States guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $1,050 million and $158 million at December 31, 2004 and 2003, respectively.

        In addition, the Company has given guarantees to bankers and other third parties relating principally to letters of credit amounting to $9 million and $9 million at December 31, 2004 and 2003, respectively.

        Put and Call Options Relating to Subsidiaries and Associates—For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell (a put option) their shares to the Company at various dates in the future. Generally, the exercise price of such puts and calls is formula-based (using revenues and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates, the potential amount payable in 2005 from these options is not expected to exceed $376 million. Of this balance, $368 million relates to Gras Savoye, as disclosed in Note 5.

        Claims, Lawsuits and Other Proceedings—The Company is subject to various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Similar to other corporations, the Company is also subject to a variety of other claims, including those relating to the Company's employment practices. Some of those claims, lawsuits and other proceedings seek damages in amounts which could, if assessed, be significant.

        Most of these claims, lawsuits and other proceedings arising in the ordinary course of business are covered by professional indemnity or other appropriate insurance. In respect of self-insured deductibles, the Company has established provisions against these items which are believed to be adequate in the light of current information and legal advice, and the Company adjusts such provisions from time to time according to developments. On the basis of current information, the Company does not expect that the actual claims, lawsuits and other proceedings, including the proceedings relating to contingent compensation arrangements referred to below, to which the Company is subject or of which it is aware will ultimately have a material adverse effect on the Company's financial condition, results of operations or cash flow. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's results of operations or cash flows in particular quarterly or annual periods.

        Proceedings Relating to Contingent Compensation Arrangements—Beginning in April 2004, the New York Attorney General issued subpoenas to a number of insurance carriers and insurance brokerage firms, including the Company. These subpoenas requested information regarding, among other things, arrangements pursuant to which insurers compensated insurance brokers for distribution and other services provided to insurers. The New York Department of Insurance also requested information concerning these compensation arrangements. In October 2004, the New York Attorney General filed suit against one of the insurance brokers, accusing that broker of steering clients to insurers with which it has these compensation agreements and of soliciting false or fictitious quotes from insurers (the "NY AG Complaint"). The New York Attorney General has stated publicly that he has broadened his investigation of the insurance industry to cover other practices and other possible violations of law, including violations of fiduciary duty, securities laws, and antitrust laws. The New York Attorney General has also publicly stated that civil and criminal charges may be filed against both individuals and other industry participants. After the New York Attorney General commenced his investigation, insurance commissioners and attorneys general of other states announced that they are conducting similar investigations and have issued subpoenas to a number of insurance carriers and insurance brokerage firms, including the Company. The Company has received requests for documents and information from eighteen other states and the District of Columbia. The Company is co-operating fully with these investigations and is producing documents and other information in response to these subpoenas. The Company has engaged in discussions with representatives of the New York Attorney General's Office and of other states' insurance commissioners and attorneys general about their investigations. The Company cannot predict at this time how or when those investigations will be resolved.

        In August 2004, a state court proceeding was commenced against the Company in California by an organization purporting to act in a representative capacity on behalf of the California general public. The complaint alleges that the compensation arrangements between the Company and insurance carriers constitute deceptive trade practices, and it seeks both injunctive and equitable relief, including restitution. That action was dismissed in December 2004. A purported class action also was filed in the United States District Court for the Southern District of New York naming various insurance carriers and insurance brokerage firms, including the Company, as defendants. The complaint alleges conduct by the defendants similar to the conduct alleged in the NY AG Complaint and also alleges, among other things, the existence of a conspiracy among the insurance carriers and brokers whereby they have engaged in violations of the federal RICO statute. Similar purported class actions also have been filed against various insurance carriers and insurance brokerage firms, including the Company, in the United States District Courts for the Northern District of Illinois and the Northern District of California, and in the Florida state court, and it is expected that further lawsuits may be filed. The actions filed in federal court will be transferred to the United States District Court for the District of New Jersey for co-ordinated pre-trial proceedings. The Company disputes these allegations and intends to defend itself vigorously against these actions.

        The compensation arrangements, which were initially the subject of the investigation by the New York Attorney General, are a longstanding and common practice within the insurance industry and have been disclosed by the Company for many years. On October 21, 2004, the Company announced that it was voluntarily abolishing these compensation arrangements immediately in North America and by December 31, 2004 outside North America. It is not possible at this time to predict or reasonably estimate what the outcome or the timing of any resolution of these proceedings or any possible future proceedings may be.

15.   SEGMENT INFORMATION

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

        None of the Company's customers represented more than 10 percent of the Company's consolidated commissions and fees for the years ended December 31, 2004, 2003 and 2002.

        Information regarding the Company's geographic locations is as follows:

	Years ended December 31,
	2004	2003	2002
	(millions)
Commissions and fees(1)
UK	$814	$791	$638
US	882	834	737
Other(3)	509	379	286

Total	$2,205	$2,004	$1,661

Long-lived assets(2)
UK	$172	$180	$142
US	46	49	54
Other(3)	31	20	17

Total	$249	$249	$213

(1)
Commissions and fees are attributed to countries based upon the location of the subsidiary generating the revenue.

(2)
Long-lived assets include identifiable fixed assets.

(3)
Other than in the United Kingdom and the United States, the Company does not conduct business in any country in which its commissions and fees and/or long-lived assets exceed 10 percent of consolidated commissions and fees and/or long-lived assets, respectively.

        The Company has not reported revenues from external customers for each product and service or each group of similar products and services as the Company's internal systems do not allow for the generation of such information.

16.   RELATED PARTY TRANSACTIONS

        The Company has an Employee Stock Ownership Plan (the "ESOP") which holds Willis Group Holdings' shares. The trustee of the ESOP transferred 608,521 and 85,467 shares during the years ended December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the ESOP shares outstanding were 87,606 and 696,127, respectively. No dividends have been distributed on the shares held by the ESOP.

        Kohlberg Kravis Roberts & Co. L.P. ("KKR"), with which Messrs. P. Golkin and S.C. Nuttall, both Directors of the Company, are affiliated, and Fisher Capital Corp. L.L.C. ("Fisher"), with which Mr. J.R. Fisher, also a Director of the Company, is affiliated, rendered in 2002 and 2003 management, consulting and certain other services to the Company for annual fees of $1,000,000 and $350,000, respectively, payable quarterly in arrears. These arrangements were terminated as of December 31, 2003. Messrs. Golkin and Nuttall disclaim any beneficial interest in these fees.

        In addition, the Company and Fisher entered into a share option agreement dated January 27, 1999, whereby the Company granted to Fisher 422,501 options to purchase an equivalent number of shares. The options vest upon grant date and are exercisable any time up to January 27, 2014. During 2004, options over 174,462 shares (2003: 153,001 shares) were exercised; at December 31, 2004, 56,697 options remained unexercised. The fair value of the options, computed on grant date using the Black-Scholes option-pricing model and assuming a dividend yield of 0%, expected volatility of 30%, a risk-free interest rate of 6.42% and a weighted-average expected life of three years, amounts to $334,905. This cost may not be indicative of the future benefit to be received by Fisher. Mr. J.R. Fisher, as the managing member and majority owner of Fisher may be deemed to share beneficial ownership of any options owned by Fisher but disclaims such beneficial ownership.

        Concurrently with the secondary public offering by certain of its shareholders of 20 million Shares in February 2004, the Company purchased 3,974,154 of its Shares from Profit Sharing (Overseas), Limited Partnership, an affiliate of KKR, and 25,846 of its Shares from Fisher Capital Corp. L.L.C. at a price of $37.026 per Share, the net public offering price in the secondary offering, in a private non-underwritten transaction.

17.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

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

Condensed Consolidating Statement of Operations

	Year ended December 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$2,205	$—	$2,205
Interest income	—	—	9	84	(23)	70

Total revenues	—	—	9	2,289	(23)	2,275

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	5	(13)	—	1,818	(248)	1,562
Non-cash compensation—performance options	—	—	—	11	—	11
Depreciation expense	—	—	4	37	—	41
Amortization of intangible assets	—	—	—	—	6	6
Net loss (gain) on disposal of operations	—	1	573	565	(1,150)	(11)

Total expenses	5	(12)	577	2,431	(1,392)	1,609

OPERATING (LOSS) INCOME	(5)	12	(568)	(142)	1,369	666
Investment income from Group undertakings	354	1,997	123	264	(2,738)	—
Premium on redemption of subordinated notes	—	—	(17)	—	—	(17)
Interest expense	—	(179)	(35)	(81)	273	(22)

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	349	1,830	(497)	41	(1,096)	627
INCOME TAXES	—	18	(11)	174	27	208

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	349	1,812	(486)	(133)	(1,123)	419
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	15	—	15
MINORITY INTEREST	—	—	—	(1)	(6)	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	78	(1,525)	562	—	885	—

NET INCOME (LOSS)	$427	$287	$76	$(119)	$(244)	$427

Condensed Consolidating Statement of Operations

	Year ended December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$2,004	$—	$2,004
Interest income	—	—	8	81	(17)	72

Total revenues	—	—	8	2,085	(17)	2,076

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	2	(21)	11	1,457	(41)	1,408
Non-cash compensation—performance options	—	—	—	20	—	20
Depreciation expense	—	—	5	31	—	36
Amortization of intangible assets	—	—	—	—	3	3
Net gain on disposal of operations	—	—	—	(9)	(2)	(11)

Total expenses	2	(21)	16	1,499	(40)	1,456

OPERATING (LOSS) INCOME	(2)	21	(8)	586	23	620
Investment income from Group undertakings	68	529	137	106	(840)	—
Interest expense	—	(215)	(76)	(66)	304	(53)

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	66	335	53	626	(513)	567
INCOME TAXES	—	2	(12)	166	3	159

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	66	333	65	460	(516)	408
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	15	(1)	14
MINORITY INTEREST	—	—	—	—	(8)	(8)
EQUITY ACCOUNT FOR SUBSIDIARIES	348	83	44	—	(475)	—

NET INCOME	$414	$416	$109	$475	$(1,000)	$414

Condensed Consolidating Statement of Operations

	Year ended December 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,661	$—	$1,661
Interest income	—	—	9	95	(30)	74

Total revenues	—	—	9	1,756	(30)	1,735

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	2	(11)	(7)	1,264	(34)	1,214
Non-cash compensation—performance options	—	—	—	80	—	80
Depreciation expense	—	—	6	28	—	34
Amortization of intangible assets	—	—	—	—	1	1
Net gain on disposal of operations	—	—	—	(15)	2	(13)

Total expenses	2	(11)	(1)	1,357	(31)	1,316

OPERATING (LOSS) INCOME	(2)	11	10	399	1	419
Investment income from Group undertakings	—	226	69	86	(381)	—
Interest expense	—	(227)	(106)	(57)	325	(65)

(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(2)	10	(27)	428	(55)	354
INCOME TAXES	—	(9)	—	130	20	141

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(2)	19	(27)	298	(75)	213
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	10	(1)	9
MINORITY INTEREST	—	—	—	(1)	(11)	(12)
EQUITY ACCOUNT FOR SUBSIDIARIES	212	189	104	—	(505)	—

NET INCOME	$210	$208	$77	$307	$(592)	$210

Condensed Consolidating Balance Sheet

	As at December 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
			(millions)
ASSETS
Cash and cash equivalents	$79	$58	$14	$200	$—	$351
Fiduciary funds—restricted	—	—	90	1,415	—	1,505
Short-term investments	—	—	—	74	—	74
Accounts receivable	156	2,417	847	8,798	(4,902)	7,316
Goodwill and other intangible assets	—	—	—	221	1,330	1,551
Deferred tax assets	—	—	—	250	(47)	203
Other assets	—	56	14	645	(62)	653
Equity accounted subsidiaries	1,300	2,016	1,453	1,939	(6,708)	—

TOTAL ASSETS	$1,535	$4,547	$2,418	$13,542	$(10,389)	$11,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$79	$3,171	$1,354	$8,877	$(4,919)	$8,562
Other liabilities	32	108	494	1,118	(105)	1,647

Total liabilities	111	3,279	1,848	9,995	(5,024)	10,209

MINORITY INTEREST	—	—	—	2	18	20
STOCKHOLDERS' EQUITY	1,424	1,268	570	3,545	(5,383)	1,424

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,535	$4,547	$2,418	$13,542	$(10,389)	$11,653

Condensed Consolidating Balance Sheet

	As at December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$48	$9	$148	$159	$—	$364
Fiduciary funds—restricted	—	—	97	1,405	—	1,502
Short-term investments	—	—	—	61	—	61
Accounts receivable	7	2,687	950	7,734	(4,398)	6,980
Goodwill and other intangible assets	—	—	—	159	1,186	1,345
Deferred tax assets	—	—	3	149	(11)	141
Other assets	—	52	66	527	(80)	565
Equity accounted subsidiaries	1,295	1,449	975	1,713	(5,432)	—

TOTAL ASSETS	$1,350	$4,197	$2,239	$11,907	$(8,735)	$10,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$2,812	$1,246	$8,574	$(4,422)	$8,210
Other liabilities	26	91	431	838	19	1,405

Total liabilities	26	2,903	1,677	9,412	(4,403)	9,615

MINORITY INTEREST	—	—	—	1	18	19
STOCKHOLDERS' EQUITY	1,324	1,294	562	2,494	(4,350)	1,324

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,350	$4,197	$2,239	$11,907	$(8,735)	$10,958

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(4)	$50	$2	$442	$—	$490

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	—	—	(3)	(46)	—	(49)
Acquisitions of subsidiaries, net of cash acquired	(82)	—	(573)	(638)	1,146	(147)
Purchase of short-term investments	—	—	—	(80)	—	(80)
Proceeds on sale of short-term investments	—	—	—	69	—	69
Other	—	(3)	—	27	—	24

Net cash used in investing activities	(82)	(3)	(576)	(668)	1,146	(183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(370)	—	—	(370)
Draw down of term loans	—	—	450	—	—	450
Repurchase of shares	(339)	—	—	—	—	(339)
Amounts owed by and to Group undertakings	162	223	272	489	(1,146)	—
Proceeds from issue of shares	54	4	—	—	—	58
Dividends paid	240	(225)	105	(235)	—	(115)
Other	—	—	(17)	—	—	(17)

Net cash provided by (used in) financing activities	117	2	440	254	(1,146)	(333)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31	49	(134)	28	—	(26)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	13	—	13
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48	9	148	159	—	364

CASH AND CASH EQUIVALENTS, END OF YEAR	$79	$58	$14	$200	$—	$351

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$35	$(13)	$473	$—	$493

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	—	—	(3)	(54)	—	(57)
Acquisitions of subsidiaries, net of cash acquired	4	—	—	(95)	—	(91)
Purchase of short-term investments	—	—	—	(48)	—	(48)
Proceeds on sale of short-term investments	—	—	—	42	—	42
Other	—	—	11	8	—	19

Net cash provided by (used in) investing activities	4	—	8	(147)	—	(135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	(1)	(197)	—	—	(198)
Amounts owed by and to Group undertakings	3	13	169	(185)	—	—
Proceeds from issue of shares	37	3	—	—	—	40
Dividends paid	5	(40)	84	(112)	—	(63)
Other	—	(1)	—	—	—	(1)

Net cash provided by (used in) financing activities	45	(26)	56	(297)	—	(222)

INCREASE IN CASH AND CASH EQUIVALENTS	47	9	51	29	—	136
Effect of exchange rate changes on cash and cash equivalents	—	—	—	17	—	17
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	97	113	—	211

CASH AND CASH EQUIVALENTS, END OF YEAR	$48	$9	$148	$159	$—	$364

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(38)	$(19)	$400	$—	$343

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	—	—	(9)	(38)	—	(47)
Acquisitions of subsidiaries, net of cash acquired	(11)	—	—	(2)	—	(13)
Purchase of short-term investments	—	—	—	(21)	—	(21)
Proceeds on sale of short-term investments	—	—	—	13	—	13
Other	—	—	—	18	—	18

Net cash used in investing activities	(11)	—	(9)	(30)	—	(50)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	(1)	(220)	—	—	(221)
Amounts owed by and to Group undertakings	12	36	315	(363)	—	—
Proceeds from issue of shares	4	6	—	—	—	10
Other	(4)	(3)	—	—	—	(7)

Net cash provided by (used in) financing activities	12	38	95	(363)	—	(218)

INCREASE IN CASH AND CASH EQUIVALENTS	1	—	67	7	—	75
Effect of exchange rate changes on cash and cash equivalents	—	—	—	8	—	8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	30	98	—	128

CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$97	$113	$—	$211

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

        The entities included in the Other Guarantors column are TA I Limited, TA II Limited and TA III Limited.

Condensed Consolidating Statement of Operations

	Year ended December 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$2,205	$—	$2,205
Interest income	—	—	—	93	(23)	70

Total revenues	—	—	—	2,298	(23)	2,275

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	5	—	(2)	1,807	(248)	1,562
Non-cash compensation—performance options	—	—	—	11	—	11
Depreciation expense	—	—	—	41	—	41
Amortization of intangible assets	—	—	—	—	6	6
Net loss (gain) on disposal of operations	—	—	—	1,139	(1,150)	(11)

Total expenses	5	—	(2)	2,998	(1,392)	1,609

OPERATING (LOSS) INCOME	(5)	—	2	(700)	1,369	666
Investment income from Group undertakings	354	1,064	305	1,015	(2,738)	—
Premium on redemption of subordinated notes	—	—	—	(17)	—	(17)
Interest expense	—	—	(19)	(276)	273	(22)

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	349	1,064	288	22	(1,096)	627
INCOME TAXES	—	—	48	133	27	208

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	349	1,064	240	(111)	(1,123)	419
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	15	—	15
MINORITY INTEREST	—	—	—	(1)	(6)	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	78	(777)	57	—	642	—

NET INCOME (LOSS)	$427	$287	$297	$(97)	$(487)	$427

Condensed Consolidating Statement of Operations

	Year ended December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$2,004	$—	$2,004
Interest income	—	—	—	89	(17)	72

Total revenues	—	—	—	2,093	(17)	2,076

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	2	—	(5)	1,452	(41)	1,408
Non-cash compensation—performance options	—	—	—	20	—	20
Depreciation expense	—	—	—	36	—	36
Amortization of intangible assets	—	—	—	—	3	3
Net gain on disposal of operations	—	—	—	(9)	(2)	(11)

Total expenses	2	—	(5)	1,499	(40)	1,456

OPERATING (LOSS) INCOME	(2)	—	5	594	23	620
Investment income from Group undertakings	68	203	161	408	(840)	—
Interest expense	—	—	(56)	(301)	304	(53)

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	66	203	110	701	(513)	567
INCOME TAXES	—	—	37	119	3	159

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	66	203	73	582	(516)	408
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	15	(1)	14
MINORITY INTEREST	—	—	—	—	(8)	(8)
EQUITY ACCOUNT FOR SUBSIDIARIES	348	213	343	—	(904)	—

NET INCOME	$414	$416	$416	$597	$(1,429)	$414

Condensed Consolidating Statement of Operations

	Year ended December 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$1,661	$—	$1,661
Interest income	—	—	—	104	(30)	74

Total revenues	—	—	—	1,765	(30)	1,735

EXPENSES:
General and administrative expenses (excluding non-cash compensation)	2	—	3	1,243	(34)	1,214
Non-cash compensation—performance options	—	—	—	80	—	80
Depreciation expense	—	—	—	34	—	34
Amortization of intangible assets	—	—	—	—	1	1
Net gain on disposal of operations	—	—	—	(15)	2	(13)

Total expenses	2	—	3	1,342	(31)	1,316

OPERATING (LOSS) INCOME	(2)	—	(3)	423	1	419
Investment income from Group undertakings	—	—	160	221	(381)	—
Interest expense	—	—	(68)	(322)	325	(65)

(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(2)	—	89	322	(55)	354
INCOME TAXES	—	—	24	97	20	141

(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(2)	—	65	225	(75)	213
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	10	(1)	9
MINORITY INTEREST	—	—	—	(1)	(11)	(12)
EQUITY ACCOUNT FOR SUBSIDIARIES	212	208	143	—	(563)	—

NET INCOME	$210	$208	$208	$234	$(650)	$210

Condensed Consolidating Balance Sheet

	As at December 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$79	$—	$—	$272	$—	$351
Fiduciary funds—restricted	—	—	—	1,505	—	1,505
Short-term investments	—	—	—	74	—	74
Accounts receivable	156	238	1,393	10,431	(4,902)	7,316
Goodwill and other intangible assets	—	—	—	221	1,330	1,551
Deferred tax assets	—	—	—	250	(47)	203
Other assets	—	—	—	715	(62)	653
Equity accounted subsidiaries	1,300	1,266	569	4,576	(7,711)	—

TOTAL ASSETS	$1,535	$1,504	$1,962	$18,044	$(11,392)	$11,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$79	$236	$584	$12,582	$(4,919)	$8,562
Other liabilities	32	—	87	1,633	(105)	1,647

Total liabilities	111	236	671	14,215	(5,024)	10,209

MINORITY INTEREST	—	—	—	2	18	20
STOCKHOLDERS' EQUITY	1,424	1,268	1,291	3,827	(6,386)	1,424

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,535	$1,504	$1,962	$18,044	$(11,392)	$11,653

Condensed Consolidating Balance Sheet

	As at December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$48	$—	$—	$316	$—	$364
Fiduciary funds—restricted	—	—	—	1,502	—	1,502
Short-term investments	—	—	—	61	—	61
Accounts receivable	7	20	1,511	9,840	(4,398)	6,980
Goodwill and other intangible assets	—	—	—	159	1,186	1,345
Deferred tax assets	—	—	—	152	(11)	141
Other assets	—	—	—	645	(80)	565
Equity accounted subsidiaries	1,295	1,292	455	3,878	(6,920)	—

TOTAL ASSETS	$1,350	$1,312	$1,966	$16,553	$(10,223)	$10,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$18	$601	$12,013	$(4,422)	$8,210
Other liabilities	26	—	73	1,287	19	1,405

Total liabilities	26	18	674	13,300	(4,403)	9,615

MINORITY INTEREST	—	—	—	1	18	19
STOCKHOLDERS' EQUITY	1,324	1,294	1,292	3,252	(5,838)	1,324

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,350	$1,312	$1,966	$16,553	$(10,223)	$10,958

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(4)	$—	$108	$386	$—	$490

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	—	—	—	(49)	—	(49)
Acquisitions of subsidiaries, net of cash acquired	(82)	—	—	(1,211)	1,146	(147)
Purchase of short-term investments	—	—	—	(80)	—	(80)
Proceeds on sale of short-term investments	—	—	—	69	—	69
Other	—	—	—	24	—	24

Net cash used in investing activities	(82)	—	—	(1,247)	1,146	(183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	—	(370)	—	(370)
Draw down of term loans	—	—	—	450	—	450
Repurchase of shares	(339)	—	—	—	—	(339)
Amounts owed by and to Group undertakings	162	—	101	883	(1,146)	—
Proceeds from issue of shares	54	—	—	4	—	58
Dividends paid	240	—	(209)	(146)	—	(115)
Other	—	—	—	(17)	—	(17)

Net cash provided by (used in) financing activities	117	—	(108)	804	(1,146)	(333)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31	—	—	(57)	—	(26)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	13	—	13
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48	—	—	316	—	364

CASH AND CASH EQUIVALENTS, END OF YEAR	$79	$—	$—	$272	$—	$351

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$(1)	$111	$385	$—	$493

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	—	—	—	(57)	—	(57)
Acquisitions of subsidiaries, net of cash acquired	4	—	—	(95)	—	(91)
Purchase of short-term investments	—	—	—	(48)	—	(48)
Proceeds on sale of short-term investments	—	—	—	42	—	42
Other	—	—	—	19	—	19

Net cash provided by (used in) investing activities	4	—	—	(139)	—	(135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(1)	(197)	—	(198)
Amounts owed by and to Group undertakings	3	1	(42)	38	—	—
Proceeds from issue of shares	37	—	—	3	—	40
Dividends paid	5	—	(68)	—	—	(63)
Other	—	—	—	(1)	—	(1)

Net cash provided by (used in) financing activities	45	1	(111)	(157)	—	(222)

INCREASE IN CASH AND CASH EQUIVALENTS	47	—	—	89	—	136
Effect of exchange rate changes on cash and cash equivalents	—	—	—	17	—	17
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	—	210	—	211

CASH AND CASH EQUIVALENTS, END OF YEAR	$48	$—	$—	$316	$—	$364

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2002
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$—	$95	$248	$—	$343

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	—	—	—	(47)	—	(47)
Acquisitions of subsidiaries, net of cash acquired	(11)	—	—	(2)	—	(13)
Purchase of short-term investments	—	—	—	(21)	—	(21)
Proceeds on sale of short-term investments	—	—	—	13	—	13
Other	—	—	—	18	—	18

Net cash used in investing activities	(11)	—	—	(39)	—	(50)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(1)	(220)	—	(221)
Amounts owed by and to Group undertakings	12	—	(94)	82	—	—
Proceeds from issue of shares	4	—	—	6	—	10
Other	(4)	—	—	(3)	—	(7)

Net cash provided by (used in) financing activities	12	—	(95)	(135)	—	(218)

INCREASE IN CASH AND CASH EQUIVALENTS	1	—	—	74	—	75
Effect of exchange rate changes on cash and cash equivalents	—	—	—	8	—	8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	—	128	—	128

CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$—	$210	$—	$211

19.   QUARTERLY FINANCIAL DATA

        Quarterly financial data for 2004 and 2003 were as follows:

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share data)
	(unaudited)
2004
Total revenues	$665	$532	$490	$588
Total expenses	431	379	381	418
Net income	148	96	75	108
Net income per share
—Basic	$0.94	$0.61	$0.48	$0.69
—Diluted	$0.87	$0.57	$0.45	$0.65
2003
Total revenues	$555	$492	$452	$577
Total expenses	369	356	346	385
Net income	117	80	99	118
Net income per share
—Basic	$0.79	$0.53	$0.65	$0.76
—Diluted	$0.69	$0.47	$0.59	$0.69

20.   SUBSEQUENT EVENTS

        On February 15, 2005, the Company announced the disposal of its US Wholesale division, Stewart Smith Group. It is expected that the transaction will be completed at the end of the first quarter of 2005.

        The following table summarises the carrying amounts of the assets and liabilities of the Stewart Smith Group as they were consolidated at December 31, 2004:

(millions)
Current assets	$164
Fixed assets	1
Current liabilities	(134)

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A—Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

  Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the criteria related to internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        The Company's independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. The "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" included elsewhere in this Annual Report is included herein by reference.

  Annual Certifications

        The Annual Certification of the Chief Executive Officer in respect of the Company's compliance with the Corporate Governance Rules of the New York Stock Exchange was filed, without qualification, with the New York Stock Exchange on July 21, 2004.

        The Certifications of the Chief Executive Officer and the Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act are filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2004.

  Changes in Internal Control over Financial Reporting

        There have been no significant changes in the Company's internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B—Other Information

        None.

PART III

Item 10—Directors and Executive Officers of the Registrant

        The Directors of Willis Group Holdings Limited as of March 1, 2005, are Joseph J. Plumeri, Gordon M. Bethune, William W. Bradley, Joseph A. Califano, Jr., James R. Fisher, Perry Golkin, Paul M. Hazen, Wendy E. Lane, James F. McCann, Scott C. Nuttall and Douglas B. Roberts. Information is incorporated herein by reference to the material under the heading "Election of Directors" in the 2005 Proxy Statement for all directors. Information is set out below for our Executive Officers:

        William C. Bartholomay—Mr. Bartholomay, age 76, became a member of the Partners Group on April 13, 2004. Mr. Bartholomay joined the Willis Group on August 6, 2003 as Group Vice Chairman. He has more than 40 years' experience in the insurance industry. He is Chairman Emeritus of the Atlanta Braves, member of the MLB Baseball Executive Council, Director of WMS Industries, Director of Midway Games and Director of International Steel Group. He is also a director or trustee of many other civic and business organizations.

        William P. Bowden Jr.—Mr. Bowden, age 61, joined us on September 1, 2001 as our Group General Counsel and was appointed a member of the Partners Group. Prior to joining us, Mr. Bowden was General Counsel for the Americas of Société Générale for four years, General Counsel of CS First Boston, Inc. for three years and Chief Counsel for the Office of the Comptroller of the Currency, an independent agency of the US Treasury Department, for four years.

        Richard J.S. Bucknall—Mr. Bucknall, age 56, is a member of the Partners Group and was appointed Co-Chief Operating Officer and Vice Chairman on February 6, 2004. His current areas of focus include Global Markets, Global Specialties and Willis UK & Ireland. He is Chief Executive Officer of Willis Limited. He also has responsibilities for the discontinued United Kingdom underwriting operations. Mr. Bucknall has 38 years of experience in the insurance broking industry, of which 19 years have been with us.

        Thomas Colraine—Mr. Colraine, age 46, is a member of the Partners Group and was appointed Co-Chief Operating Officer and Vice Chairman on February 6, 2004. He remains the Group Chief Financial Officer, a position held since September 1997. From January 1995 to October 1996, he was Chief Financial Officer of our North American operations and was Change Program Director from October 1996 to September 1997. Mr. Colraine has 17 years of experience in the insurance brokerage industry, all of which have been with us.

        Christopher M. London—Mr. London, age 56, became a member of the Partners Group and was Chief Executive Officer, Global Specialties between June, 2004 and January 2005, having been Chief Operating Officer, Global Specialties since November 17, 2003. On January 25, 2005 Mr. London was appointed Global Sales and Marketing Director. Mr. London joined the Willis Group in 1975 and has been appointed to a number of executive positions, including within the US, during his time with us. Mr. London has 34 years of experience in the insurance brokerage industry, of which 29 years have been with us.

        Patrick Lucas—Mr. Lucas, age 65, joined the Board of Directors of Willis Group Limited on April 15, 1998 as a non-executive director and became a member of the Partners Group on January 1, 2001. He is the Managing Partner of Gras Savoye & Company and Chairman and Chief Executive Officer of Gras Savoye S.A. and Gras Savoye Re, positions held since 1991, 1979 and 1976 respectively. Mr. Lucas has 38 years of experience in the insurance brokerage industry.

        David B Margrett—Mr. Margrett, age 51, became a member of the Partners Group on January, 25, 2005. Mr Margrett joined the Willis Group in September 2004 as a Managing Director of Global Markets. He was appointed Chief Executive Officer, Global Specialties on January 25, 2005. Prior to joining Willis, Mr Margrett had been with Heath Lambert Group, or its predecessors, since 1973, holding a number of senior positions, including Chief Executive from 1996 to 2004. Mr Margrett has 31 years experience of the insurance industry.

        Stephen G. Maycock—Mr. Maycock, age 52, became a member of the Partners Group on July 1, 2001. He has been the Group Human Resources Director of the Willis Group since he joined in 1996. Prior to joining the Willis Group, he had a global human resources role with S C Johnson & Son Inc., for 13 years. Mr Maycock has eight years of experience in the insurance brokerage industry, all of which have been with us.

        Grahame J. Millwater—Mr. Millwater, age 41, became a member of the Partners Group on December 18, 2001. He is Chairman and Chief Executive Officer of Willis Re, positions held since September 14, 2004 and February 6, 2004 respectively. Mr. Millwater joined the Willis Group in September 1985 and has had several additional cross Group responsibilities during his career with us. Mr. Millwater has 19 years of experience in the insurance brokerage industry, all of which have been with us.

        George P. Reeth, Jr.—Mr. Reeth, age 48, became a member of the Partners Group and was appointed President of Willis North America on January 25, 2005. Mr Reeth joined the Willis Group in 1992 as Executive Vice President, Marine, Aviation and International Division and has since held a number of senior executive roles within the Group, most recently as Chairman of Willis Global Markets in North America. Mr Reeth has 30 years experience of the insurance industry.

        Jeanette Scampas—Ms. Scampas, age 44, joined us on March 19, 2004 as Executive Vice President, Global Information Systems and Global Operations and was appointed a member of the Partners Group. Prior to joining us, Ms. Scampas held positions as Senior Vice President, Chief Operations Officer and Senior Vice President, Chief Information Officer of American International Group's Domestic Brokerage Group, and also has held senior positions at Bank of America Corporation and Chase Manhattan Bank. She brings over 20 years of experience in the insurance and financial services industries.

        Sarah J. Turvill—Miss Turvill, age 51, became a member of the Partners Group on July 1, 2001. Miss Turvill joined the Willis Group in May 1978 and for over the last 10 years has had a senior management role in the growth of our international activities, particularly in Europe where she was Managing Director from 1995 to 2001. Since July 1, 2001 Miss Turvill has been the Chief Executive Officer of Willis Group's International operations. She has 27 years of experience in the insurance brokerage industry, all of which have been with us.

        Mario Vitale—Mr. Vitale, age 49, is a member of the Partners Group and Chief Executive Officer of Willis North America. Mr Vitale joined us as a Group Executive Vice President—Group Sales and Marketing on November 13, 2000 and was Chairman of Willis Risk Solutions from September 2002 to January 2003. Prior to joining the Willis Group, Mr. Vitale was President of the Risk Management Division of Kemper Insurance Company for one year and President of the Risk Management Division of Reliance National with full global responsibilities for 13 years. He is also on the Board of Directors of the College of Insurance in New York. Mr. Vitale has 28 years of experience in the insurance industry.

        The information under the heading "Section 16 Beneficial Ownership Compliance" in the 2005 Proxy Statement is incorporated herein by reference.

Ethical Code

        We have adopted an Ethical Code applicable to all our employees which includes our Chairman and Chief Executive Officer, the Group Chief Financial Officer, the Group Financial Controller and all those involved in the Company's accounting functions. The Ethical Code is posted in the Corporate Governance Section on our website at www.willis.com. A copy is also available free of charge upon written or verbal request from the Company Secretary, Willis Group Holdings Limited, c/o Willis Group Limited, Ten Trinity Square, London EC3P 3AX or by telephone to +44 (0)20 7860 9146.

Item 11—Executive Compensation

        The information under the heading "Executive Compensation" in the 2005 Proxy Statement is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management

        The information under the heading "Security Ownership" in the 2005 Proxy Statement is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions

        The information under the heading "Transactions with Management and Others" in the 2005 Proxy Statement is incorporated herein by reference.

Item 14—Principal Accounting Fees and Services

        The information under the heading "Fees to Deloitte & Touche LLP" in the 2005 Proxy Statement is incorporated herein by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules.

        The following documents are filed as a part of this report:

  (1)
  Consolidated Financial Statements of Willis Group Holdings Limited consisting of:

  (a)
  Report of Independent Registered Public Accounting Firm.

  (b)
  Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

  (c)
  Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004.

  (d)
  Consolidated Balance Sheets as of December 31, 2004, 2003 and 2002.

  (e)
  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004.

  (f)
  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2004.

  (g)
  Notes to the Consolidated Financial Statements.

  (2)
  Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

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
10.2	Willis Group Holdings Limited Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit No. 4.3 to Registration Statement No. 333-63186)
10.3	Amended and Restated 1998 Share Purchase and Option Plan for Key Employees of Willis Group Holdings Limited (incorporated by reference to Exhibit No. 4.5 to Registration Statement No. 333-63186)
10.4	Amended and Restated Willis Award Plan for Key Employees of Willis Group Holdings Limited (incorporated by reference to Exhibit No. 4.6 to Registration Statement No. 333-63186)
10.5	Willis Group Holdings Limited 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit No. 10.8 to Registration Statement No. 333-60982)
10.6	The Willis Group Holdings Limited 2001 Bonus and Stock Plan (incorporated by reference to Exhibit No. 4.8 to Registration No. 333-63186)
10.7	Willis Group Holdings Limited North America 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 4.3 to Registration Statement No. 333-62780)
10.8	Willis North America Inc. Financial Security Partnership Plan (incorporated by reference to Exhibit No. 4.3 to Registration Statement No. 333-67466)
10.9	Form of Willis Group Holdings Limited Zero Cost Share Option Scheme (incorporated by reference to Exhibit No. 10.12 to Registration Statement No. 333-74483)
10.10	Form of Amendment to TA I Limited Zero Cost Share Option Scheme (incorporated by reference to Exhibit No. 10.12 to Registration Statement No. 333-60982)
10.11
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

10.12
Form of Employment Agreement—Thomas Colraine (incorporated by reference to Exhibit No. 10.20 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2002)
10.13
Form of Employment Agreement—Richard J. S. Bucknall (incorporated by reference to Exhibit No. 10.21 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2002)
10.14	Form of Employment Agreement for Grahame J. Millwater
10.15	Form of Employment Agreement—Mario Vitale (incorporated by reference to Exhibit No. 10.23 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2002)
10.16
Form of Amended and Restricted Employment Agreement, dated as of March 26, 2001, between Willis Group Holdings Limited and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.9 to Registration Statement No. 333-60982)
10.17
Second Amendment to the Amended and Restated Employment Agreement between Willis Group Holdings Limited and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.25 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2002)
10.18
Second Amended and Restated Employment Agreement, dated as of June 1, 2003, between Willis Group Holdings Limited, Willis North America, Inc. and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.20 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2003)
10.19	Third Amended and Restated Employment Agreement, dated as of May 25, 2004, between Willis Group Holdings Limited, Willis North America Inc., and Joseph J. Plumeri
14.1	Ethical Code (incorporated by reference to Exhibit No. 14.1 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2003)
21.1	List of subsidiaries
23.1	Consent of Deloitte & Touche LLP
24.1	Powers of Attorney
31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350
32.2	Certification Pursuant to 18 U.S.C. Section 1350

SCHEDULE II

WILLIS GROUP HOLDINGS LIMITED
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Foreign exchange differences	Balance at end of year
	(millions)
Year ended December 31, 2004
Provision for bad and doubtful debts	$32	$10	$(5)	$2	$39
Deferred tax valuation allowance	114	1	—	8	123

Year ended December 31, 2003
Provision for bad and doubtful debts	$30	$2	$(2)	$2	$32
Deferred tax valuation allowance	100	2	—	12	114

Year ended December 31, 2002
Provision for bad and doubtful debts	$25	$5	$(2)	$2	$30
Deferred tax valuation allowance	92	1	(3)	10	100

S-1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS GROUP HOLDINGS LIMITED (Registrant)
Date: London, March 8, 2005	By:	/s/ THOMAS COLRAINE Thomas Colraine Vice Chairman, Co-Chief Operating Officer and Group Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 8th day of March 2005.

/s/ JOSEPH J. PLUMERI Joseph J. Plumeri Director	GORDON M. BETHUNE* Gordon M. Bethune Director
WILLIAM W. BRADLEY* William W. Bradley Director	JOSEPH A. CALIFANO, JR.* Joseph A. Califano, Jr. Director
JAMES R. FISHER* James R. Fisher Director	PERRY GOLKIN* Perry Golkin Director
PAUL M. HAZEN* Paul M. Hazen Director	WENDY E. LANE* Wendy E. Lane Director
JAMES F. MCCANN* James F. McCann Director	SCOTT C. NUTTALL* Scott C. Nuttall Director
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

QuickLinks

Certain Definitions
Table Of Contents
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
PART I
PART II
Issuer Purchases of Equity Securities
WILLIS GROUP HOLDINGS LIMITED
Index to Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
WILLIS GROUP HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF OPERATIONS
WILLIS GROUP HOLDINGS LIMITED CONSOLIDATED BALANCE SHEETS
WILLIS GROUP HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF CASH FLOWS
WILLIS GROUP HOLDINGS LIMITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
WILLIS GROUP HOLDINGS LIMITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES