Form 10-Q
period 2005-03-31
WILLIS GROUP HOLDINGS LTD
filed 2005-05-06
CIK 1140536

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2005
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

        As of April 29, 2005, there were outstanding 164,836,942 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2005	2004
	(millions, except per share data) (unaudited)
REVENUES:
Commissions and fees	$651	$648
Interest income	18	17

Total revenues	669	665

EXPENSES:
General and administrative expenses (including non-cash compensation of $nil in 2005 and $2 in 2004)	511	419
Regulatory settlements (Note 7)	51	—
Depreciation expense	11	11
Amortization of intangible assets	2	1

Total expenses	575	431

OPERATING INCOME	94	234
Interest expense	6	5
Premium on redemption of subordinated notes	—	17

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	88	212
INCOME TAXES	26	72

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	62	140
EQUITY IN NET INCOME OF ASSOCIATES	14	12
MINORITY INTEREST	(4)	(4)

NET INCOME	$72	$148

NET INCOME PER SHARE (Note 5)
—Basic	$0.44	$0.94
—Diluted	$0.43	$0.87

AVERAGE NUMBER OF SHARES OUTSTANDING (Note 5)
—Basic	163	158
—Diluted	168	170

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.2150	$0.1875

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(millions, except share data) (unaudited)
ASSETS
Cash and cash equivalents	$200	$351
Fiduciary funds—restricted	1,827	1,505
Short-term investments	73	74
Accounts receivable, net of allowance for doubtful accounts of $40 in 2005 and $39 in 2004	9,018	7,316
Fixed assets, net of accumulated depreciation of $214 in 2005 and $209 in 2004	243	249
Goodwill and other intangible assets, net of accumulated amortization of $129 in 2005 and $127 in 2004	1,571	1,551
Investments in associates	144	132
Deferred tax assets	195	203
Other assets	265	272

TOTAL ASSETS	$13,536	$11,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$10,365	$8,562
Deferred revenue and accrued expenses	254	351
Income taxes payable	145	147
Long-term debt (Note 6)	450	450
Other liabilities	815	699

Total liabilities	12,029	10,209

COMMITMENTS AND CONTINGENCIES (Note 7)
MINORITY INTEREST	23	20
STOCKHOLDERS' EQUITY:
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 164,804,153 shares in 2005 and 162,743,722 shares in 2004	—	—
Additional paid-in capital	1,011	977
Retained earnings	710	675
Accumulated other comprehensive loss, net of tax (Note 9)	(222)	(212)
Treasury stock, at cost, 582,981 shares in 2005 and 697,220 shares in 2004	(15)	(16)

Total stockholders' equity	1,484	1,424

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,536	$11,653

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2005	2004
	(millions) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72	$148
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	11	11
Amortization of intangible assets	2	1
Provision for doubtful accounts	1	—
Minority interest	4	3
Provision for deferred income taxes	10	6
Subordinated debt redemption expense	—	17
Non-cash compensation—performance options	—	2
Regulatory settlements (Note 7)	51	—
Other	12	13
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	(342)	(110)
Accounts receivable	(1,777)	(1,712)
Accounts payable	1,893	1,808
Other assets and liabilities	(43)	(24)

Net cash (used in) provided by operating activities	(106)	163

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of fixed assets	1	—
Additions to fixed assets	(10)	(13)
Acquisitions of subsidiaries, net of cash acquired	(13)	(49)
Purchase of short-term investments	(12)	(14)
Proceeds on sale of short-term investments	12	11

Net cash used in investing activities	(22)	(65)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	(370)
Draw down of term loans	—	300
Subordinated debt redemption expense	—	(17)
Repurchase of shares	—	(148)
Proceeds from issue of shares	13	9
Dividends paid	(31)	(26)

Net cash used in financing activities	(18)	(252)

DECREASE IN CASH AND CASH EQUIVALENTS	(146)	(154)
Effect of exchange rate changes on cash and cash equivalents	(5)	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	351	364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$200	$211

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

        The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the three month period ended March 31, 2005 may not necessarily be indicative of the operating results that may be incurred for the entire fiscal year.

        The December 31, 2004 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Interim Financial Statements should be read in conjunction with the Company's consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2004 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

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

        Had compensation expense for such plans been determined consistent with the fair value method prescribed by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based

Compensation ("SFAS 123"), using the Black-Scholes option-pricing model, the Company's pro forma net income and net income per share would have been:

	Three months ended March 31,
	2005	2004
	(millions, except per share data)
Net income, as reported	$72	$148
Add: Non-cash compensation expense—performance options included in reported net income, net of related tax of $nil in 2005 and $nil in 2004	—	2
Less: Total stock-based employee compensation expense determined under SFAS 123 for all awards, net of related tax of $1 in 2005 and $1 in 2004	(3)	(2)

Net income, pro forma	$69	$148

Net income per share:
Basic:
As reported	$0.44	$0.94
Pro forma	$0.42	$0.94
Diluted:
As reported	$0.43	$0.87
Pro forma	$0.42	$0.87

        Accounting Changes and Recent Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value and that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective for the Company from January 1, 2006.

        SFAS 123R requires public companies to account for share-based payments using the modified-prospective method. Under the modified-prospective method, from the effective date, compensation cost is recognized based on the requirements of SFAS 123R for all new share-based awards and based on the requirements of SFAS 123 for all awards granted prior to the effective date of SFAS 123R that remain unvested on the effective date.

        Public entities may also apply the modified-retrospective method to restate, based on the amounts previously recognized under SFAS 123 for pro forma disclosure purposes, either all prior periods presented or prior interim periods in the year of adoption.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which summarizes the SEC staff's view regarding share-based payment arrangements for public companies.

        The SFAS 123 pro forma disclosures given in Note 2 show the impact of the Company adopting SFAS 123R in prior periods. The Company has not yet determined whether it will adopt the modified-retrospective method.

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

        The changes in fair value of derivative financial instruments have been recorded as follows:

	Three months ended March 31,
	2005	2004
	(millions)
Other comprehensive income:
Interest rate contracts (net of tax of $2 and $nil)	(5)	—
Foreign currency contracts (net of tax of $(1) and $(3))	3	7

4.     PENSION PLANS AND OTHER EMPLOYEE BENEFITS

        Pensions—The components of the net periodic benefit cost of the UK and US defined benefit plans are as follows:

	Three months ended March 31,
	UK Pension Benefits		US Pension Benefits
	2005	2004	2005	2004
	(millions)
Components of net periodic benefit cost:
Service cost	$12	$10	$6	$5
Interest cost	23	21	8	7
Expected return on plan assets	(29)	(28)	(9)	(8)
Amortization of unrecognized prior service gain	(1)	(1)	—	—
Amortization of unrecognized actuarial loss	3	—	—	—

Net periodic benefit cost	$8	$2	$5	$4

        As of March 31, 2005, $28 million and $6 million of contributions have been made to the UK and US defined benefit pension plans, respectively.

        Severance costs—Severance costs of $28 million were recognized in first quarter 2005. Following a review of the expense base in the light of the evolving business model for insurance brokerage, the Company has identified approximately 500 people whose employment has been, or is in the process of being, terminated. Severance costs for these employees were recognized pursuant to the terms of their existing benefit arrangements or employee agreements and the Company expects to have paid most of the costs by June 30, 2005. Severance costs of $2 million were recognized in first quarter 2004.

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

        At March 31, 2005, time-based and performance-based options to purchase 12.8 million and 2.0 million (2004: 19.2 million and 6.2 million) shares, respectively, and 0.3 million restricted shares (2004: 0.5 million), were outstanding. Basic and diluted net income per share are as follows:

	Three months ended March 31,
	2005	2004
	(millions, except per share data)
Net income	$72	$148

Basic average number of shares outstanding	163	158
Dilutive effect of potentially issuable shares	5	12

Diluted average number of shares outstanding	168	170

Basic net income per share	$0.44	$0.94
Dilutive effect of potentially issuable shares	(0.01)	(0.07)

Diluted net income per share	$0.43	$0.87

        For the three month period ended March 31, 2005, no options to purchase shares were excluded from the computation of the dilutive effect of stock options because their effect was antidilutive (2004: 5.2 million shares).

6.     LONG-TERM DEBT

        Long-term debt consists of the following:

	March 31, 2005	December 31, 2004
	(millions)
Senior Credit Facility, term loans	$450	$450

        On December 4, 2003, the Company entered into a credit agreement providing a $450 million term loan facility and a $150 million revolving credit facility. $150 million of the term loan facility matures on each of the third, fourth and fifth anniversaries of the agreement. The undrawn revolving credit facility is available until December 4, 2008.

        On February 2, 2004, the Company redeemed all the outstanding 9% senior subordinated notes at a redemption price of 104.5%. On the same day, the Company drew down $300 million of term loans under the Senior Credit Facility. The remaining $150 million under the Senior Credit Facility was drawn down on June 1, 2004.

7.     COMMITMENTS AND CONTINGENCIES

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

        Proceedings Relating to Contingent Compensation Arrangements—In April 2005, the Company entered into an Assurance of Discontinuance ("NY AOD") with the New York Attorney General and the New York Superintendent of Insurance resolving the investigation commenced by the New York Attorney General in April 2004 which concerned, among other things, arrangements pursuant to which insurers compensated insurance brokers for distribution and other services provided to insurers and, as the investigation of brokers and insurers continued, broadened into an investigation of other practices, bid rigging, tying and other possible violations of law, including violations of fiduciary duty, securities laws, and antitrust laws. Pursuant to the NY AOD, the Company will pay $50 million into a fund that will be distributed to eligible customers by February 2006. The Company has also agreed to continue certain business reforms it had already implemented and to implement certain other business reforms. These reforms include an agreement not to accept contingent compensation; and an undertaking to disclose to customers any compensation the Company will receive in connection with providing policy placement services to the customer. The Company also resolved a similar investigation commenced by the Minnesota Attorney General by entering into an Assurance of Discontinuance pursuant to which the Company agreed, among other things, to pay $1 million to Minnesota customers and to continue or implement the business reforms described in the NY AOD. The Company continues to respond to requests for documents and information by the regulators and/or attorneys general of more than twenty other states, the District of Columbia, one city, Canada, and Australia that are conducting similar investigations. The Company is co-operating fully with these investigations. The Company has engaged in discussions with regulators and attorneys general about their investigations. The Company cannot predict at this time how or when those investigations will be resolved.

        The compensation arrangements, which were initially the subject of the investigation by the New York Attorney General, were a longstanding and common practice within the insurance industry and had been disclosed by the Company for many years. On October 21, 2004, the Company announced that it was voluntarily abolishing these compensation arrangements immediately in North America and by December 31, 2004 outside North America.

        In August 2004, a proceeding was commenced in the Superior Court of the State of California, County of San Diego against the Company by United Policyholders, an organization purporting to act in a representative capacity on behalf of the California general public. The complaint alleges that the compensation arrangements between the Company and insurance carriers constitute deceptive trade practices, and it seeks both injunctive and equitable relief, including restitution. That action was dismissed in December 2004, but is being appealed by the plaintiff. Since August 2004, various plaintiffs have filed eight purported class actions, one in the United States District Court for the Southern District of New York, four in the Northern District of Illinois, one in the Northern District of California, one in New Jersey District court, and one in the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, and it is expected that further suits may be filed. These actions name various insurance carriers and insurance brokerage firms, including the Company, as defendants. The complaints seek monetary damages and equitable relief and make allegations regarding the practices and conduct that has been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers are breaching their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients, of bid rigging, tying, and of the improper use of affiliated wholesalers. The eight complaints also allege the existence of a conspiracy among the insurance carriers and brokers and the seven federal court complaints allege violations of the federal RICO statute. The seven actions filed in federal court have been transferred to the United States District Court for the District of New Jersey for coordinated pre-trial proceedings. The Company disputes these allegations and intends to defend itself vigorously against these actions.

8.     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Three months ended March 31,
	2005	2004
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$1	$21
Cash payments for interest	$5	$17

Supplemental disclosures of non-cash flow investing and financing activities:
Issue of stock on acquisition of subsidiaries	$3	$18
Deferred payments on acquisitions of subsidiaries	2	5

Acquisitions:
Fair value of assets acquired	$5	$34
Less: liabilities assumed	(9)	(28)
cash acquired	—	(6)

Acquisitions, net of cash acquired	$(4)	$—

9.     ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX

        The components of comprehensive income are as follows:

	Three months ended March 31,
	2005	2004
	(millions)
Net income	$72	$148
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(7)	5
Unrealized holding loss	(1)	—
Net (loss) gain on derivative instruments (net of tax of $1 in 2005 and $(3) in 2004)	(2)	7

Other comprehensive (loss) income (net of tax of $1 in 2005 and $(3) in 2004)	(10)	12

Comprehensive income	$62	$160

        The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31, 2005	December 31, 2004
	(millions)
Net foreign currency translation adjustment	$(11)	$(4)
Net minimum pension liability adjustment	(227)	(227)
Net unrealized holding loss	(1)	—
Net unrealized gain on derivative instruments	17	19

Accumulated other comprehensive loss, net of tax	$(222)	$(212)

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

Condensed Consolidating Statements of Operations

	Three months ended March 31, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$651	$—	$651
Interest income	—	—	2	25	(9)	18

Total revenues	—	—	2	676	(9)	669

EXPENSES:
General and administrative expenses	—	4	4	503	—	511
Regulatory settlements	—	—	51	—	—	51
Depreciation expense	—	—	1	10	—	11
Amortization of intangible assets	—	—	—	—	2	2
Net gain on disposal of operations	—	—	—	(7)	7	—

Total expenses	—	4	56	506	9	575

OPERATING (LOSS) INCOME	—	(4)	(54)	170	(18)	94
Investment income from Group undertakings	—	54	49	16	(119)	—
Interest expense	—	(45)	(11)	(25)	75	(6)

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	—	5	(16)	161	(62)	88
INCOME TAXES	—	1	(26)	57	(6)	26

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	—	4	10	104	(56)	62
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	14	—	14
MINORITY INTEREST	—	—	—	(2)	(2)	(4)
EQUITY ACCOUNT FOR SUBSIDIARIES	72	60	(59)	—	(73)	—

NET INCOME (LOSS)	$72	$64	$(49)	$116	$(131)	$72

Condensed Consolidating Statements of Operations

	Three months ended March 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$648	$—	$648
Interest income	—	—	2	19	(4)	17

Total revenues	—	—	2	667	(4)	665

EXPENSES:
General and administrative expenses (including non-cash compensation $2 in Other)	1	(4)	(1)	444	(21)	419
Depreciation expense	—	—	3	8	—	11
Amortization of intangible assets	—	—	—	—	1	1

Total expenses	1	(4)	2	452	(20)	431

OPERATING (LOSS) INCOME	(1)	4	—	215	16	234
Investment income from Group undertakings	155	678	10	6	(849)	—
Interest expense	—	(54)	(4)	(21)	74	(5)
Premium on redemption of Subordinated notes	—	—	(17)	—	—	(17)

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	154	628	(11)	200	(759)	212
INCOME TAXES	—	4	(4)	78	(6)	72

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	154	624	(7)	122	(753)	140
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	12	—	12
MINORITY INTEREST	—	—	—	(1)	(3)	(4)
EQUITY ACCOUNT FOR SUBSIDIARIES	(6)	(475)	32	—	449	—

NET INCOME	$148	$149	$25	$133	$(307)	$148

Condensed Consolidating Balance Sheets

	As at March 31, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$8	$—	$7	$185	$—	$200
Fiduciary funds—restricted	—	—	105	1,722	—	1,827
Accounts receivable	130	2,144	841	10,356	(4,453)	9,018
Goodwill and other intangible assets	—	—	—	240	1,331	1,571
Other assets	—	66	80	922	(148)	920
Equity accounted subsidiaries	1,384	2,096	769	1,899	(6,148)	—

TOTAL ASSETS	$1,522	$4,306	$1,802	$15,324	$(9,418)	$13,536

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$2,829	$1,345	$10,672	$(4,481)	$10,365
Deferred revenue and accrued expenses	—	—	1	259	(6)	254
Other liabilities	38	137	560	764	(89)	1,410

Total liabilities	38	2,966	1,906	11,695	(4,576)	12,029

MINORITY INTEREST	—	—	—	3	20	23
STOCKHOLDERS' EQUITY	1,484	1,340	(104)	3,626	(4,862)	1,484

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,522	$4,306	$1,802	$15,324	$(9,418)	$13,536

Condensed Consolidating Balance Sheets

	As at December 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$79	$58	$14	$200	$—	$351
Fiduciary funds—restricted	—	—	90	1,415	—	1,505
Accounts receivable	156	2,417	805	8,840	(4,902)	7,316
Goodwill and other intangible assets	—	—	—	221	1,330	1,551
Other assets	—	56	56	927	(109)	930
Equity accounted subsidiaries	1,300	2,016	812	1,939	(6,067)	—

TOTAL ASSETS	$1,535	$4,547	$1,777	$13,542	$(9,748)	$11,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$79	$3,171	$1,354	$8,877	$(4,919)	$8,562
Deferred revenue and accrued expenses	1	—	2	362	(14)	351
Other liabilities	31	108	492	756	(91)	1,296

Total liabilities	111	3,279	1,848	9,995	(5,024)	10,209

MINORITY INTEREST	—	—	—	2	18	20
STOCKHOLDERS' EQUITY	1,424	1,268	(71)	3,545	(4,742)	1,424

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,535	$4,547	$1,777	$13,542	$(9,748)	$11,653

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$3	$(8)	$(101)	$—	$(106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(13)	—	(13)
Other	—	—	(1)	(8)	—	(9)

Net cash used in investing activities	—	—	(1)	(21)	—	(22)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts owed by and to Group undertakings	(51)	(66)	(47)	164	—	—
Proceeds from issue of shares	11	5	—	(3)	—	13
Dividends paid	(31)	—	49	(49)	—	(31)

Net cash (used in) provided by financing activities	(71)	(61)	2	112	—	(18)

DECREASE IN CASH AND CASH EQUIVALENTS	(71)	(58)	(7)	(10)	—	(146)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5)	—	(5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79	58	14	200	—	351

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8	$—	$7	$185	$—	$200

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$11	$35	$117	$—	$163

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	(36)	—	—	(13)	—	(49)
Other	—	—	(1)	(15)	—	(16)

Net cash used in investing activities	(36)	—	(1)	(28)	—	(65)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(370)	—	—	(370)
Draw down of term loans	—	—	300	—	—	300
Amounts owed by and to Group undertakings	2	134	(67)	(69)	—	—
Repurchase of shares	(148)	—	—	—	—	(148)
Other	137	(154)	(17)	—	—	(34)

Net cash used in financing activities	(9)	(20)	(154)	(69)	—	(252)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45)	(9)	(120)	20	—	(154)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48	9	148	159	—	364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$—	$28	$180	$—	$211

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

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

        The entities included in the Other Guarantors column are TA I Limited, TA II Limited and TA III Limited.

Condensed Consolidating Statements of Operations

	Three months ended March 31, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$651	$—	$651
Interest income	—	—	—	27	(9)	18

Total revenues	—	—	—	678	(9)	669

EXPENSES:
General and administrative expenses	—	—	—	511	—	511
Regulatory settlements	—	—	—	51	—	51
Depreciation expense	—	—	—	11	—	11
Amortization of intangible assets	—	—	—	—	2	2
Net gain on disposal of operations	—	—	—	(7)	7	—

Total expenses	—	—	—	566	9	575

OPERATING INCOME	—	—	—	112	(18)	94
Investment income from Group undertakings	—	—	39	80	(119)	—
Interest expense	—	—	(6)	(75)	75	(6)

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	—	—	33	117	(62)	88
INCOME TAXES	—	—	8	24	(6)	26

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	—	—	25	93	(56)	62
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	14	—	14
MINORITY INTEREST	—	—	—	(2)	(2)	(4)
EQUITY ACCOUNT FOR SUBSIDIARIES	72	64	57	—	(193)	—

NET INCOME	$72	$64	$82	$105	$(251)	$72

Condensed Consolidating Statements of Operations

	Three months ended March 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$648	$—	$648
Interest income	—	—	—	21	(4)	17

Total revenues	—	—	—	669	(4)	665

EXPENSES:
General and administrative expenses (including non-cash compensation $2 in Other)	1	—	(1)	440	(21)	419
Depreciation expense	—	—	—	11	—	11
Amortization of intangible assets	—	—	—	—	1	1

Total expenses	1	—	(1)	451	(20)	431

OPERATING (LOSS) INCOME	(1)	—	1	218	16	234
Investment income from Group undertakings	155	464	40	190	(849)	—
Interest expense	—	—	(11)	(68)	74	(5)
Premium on redemption of Subordinated notes	—	—	—	(17)	—	(17)

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	154	464	30	323	(759)	212
INCOME TAXES	—	—	11	67	(6)	72

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	154	464	19	256	(753)	140
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	12	—	12
MINORITY INTEREST	—	—	—	(1)	(3)	(4)
EQUITY ACCOUNT FOR SUBSIDIARIES	(6)	(315)	130	—	191	—

NET INCOME	$148	$149	$149	$267	$(565)	$148

Condensed Consolidated Balance Sheets

	As at March 31, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$8	$—	$—	$192	$—	$200
Fiduciary funds—restricted	—	—	—	1,827	—	1,827
Accounts receivable	130	3	1,428	11,910	(4,453)	9,018
Goodwill and other intangible assets	—	—	—	240	1,331	1,571
Other assets	—	—	—	1,068	(148)	920
Equity accounted subsidiaries	1,384	1,346	636	4,536	(7,902)	—

TOTAL ASSETS	$1,522	$1,349	$2,064	$19,773	$(11,172)	$13,536

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$—	$1	$585	$14,260	$(4,481)	$10,365
Deferred revenue and accrued expenses	—	—	—	260	(6)	254
Other liabilities	38	8	99	1,354	(89)	1,410

Total liabilities	38	9	684	15,874	(4,576)	12,029

MINORITY INTEREST	—	—	—	3	20	23
STOCKHOLDERS' EQUITY	1,484	1,340	1,380	3,896	(6,616)	1,484

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,522	$1,349	$2,064	$19,773	$(11,172)	$13,536

Condensed Consolidated Balance Sheets

	As at December 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$79	$—	$—	$272	$—	$351
Fiduciary funds—restricted	—	—	—	1,505	—	1,505
Accounts receivable	156	238	1,393	10,431	(4,902)	7,316
Goodwill and other intangible assets	—	—	—	221	1,330	1,551
Other assets	—	—	—	1,039	(109)	930
Equity accounted subsidiaries	1,300	1,266	569	4,576	(7,711)	—

TOTAL ASSETS	$1,535	$1,504	$1,962	$18,044	$(11,392)	$11,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$79	$236	$584	$12,582	$(4,919)	$8,562
Deferred revenue and accrued expenses	1	—	—	364	(14)	351
Other liabilities	31	—	87	1,269	(91)	1,296

Total liabilities	111	236	671	14,215	(5,024)	10,209

MINORITY INTEREST	—	—	—	2	18	20
STOCKHOLDERS' EQUITY	1,424	1,268	1,291	3,827	(6,386)	1,424

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,535	$1,504	$1,962	$18,044	$(11,392)	$11,653

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$—	$34	$(140)	$—	$(106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(13)	—	(13)
Other	—	—	—	(9)	—	(9)

Net cash used in investing activities	—	—	—	(25)	—	(22)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts owed by and to Group undertakings	(51)	—	(34)	85	—	—
Proceeds from issue of shares	11	—	—	2	—	13
Dividends paid	(31)	—	—	—	—	(31)

Net cash (used in) provided by financing activities	(71)	—	(34)	87	—	(18)

DECREASE IN CASH AND CASH EQUIVALENTS	(71)	—	—	(75)	—	(146)
Effect of exchange rates changes on cash and cash equivalents	—	—	—	(5)	—	(5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79	—	—	272	—	351

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8	$—	$—	$192	$—	$200

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$—	$31	$132	$—	$163

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	(36)	—	—	(13)	—	(49)
Other	—	—	—	(16)	—	(16)

Net cash used in investing activities	(36)	—	—	(29)	—	(65)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	—	(370)	—	(370)
Draw down of term loans	—	—	—	300	—	300
Amounts owed by and to Group undertakings	2	—	124	(126)	—	—
Repurchase of shares	(148)	—	—	—	—	(148)
Other	137	—	(155)	(16)	—	(34)

Net cash used in financing activities	(9)	—	(31)	(212)	—	(252)

DECREASE IN CASH AND CASH EQUIVALENTS	(45)	—	—	(109)	—	(154)
Effect of exchange rates changes on cash and cash equivalents	—	—	—	1	—	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48	—	—	316	—	364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$—	$—	$208	$—	$211

13.   SUBSEQUENT EVENT

        On April 14, 2005 the Company completed the sale of Stewart Smith, its wholesale division. The pre-tax gain on disposal, which is currently estimated to be approximately $70 million, will be recognized in second quarter 2005 earnings. Stewart Smith contributed $77 million to revenues in fiscal 2004. The net assets and first quarter 2005 and 2004 results for Stewart Smith have not been separately disclosed as discontinued operations as management does not believe the impact of its assets, liabilities, revenues or expenses were material to the financial position or the results of operations of the Company.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

        We believe 2005 will be another challenging year for the insurance industry: the reassessment of market practices that began in 2004 following various regulatory investigations continues and there have been further declines in insurance premium rates across most lines of business.

Results

        Net income for first quarter 2005 was $72 million, or $0.43 per diluted share, compared with $148 million, or $0.87 per diluted share, in first quarter 2004. Revenues were 1 percent higher at $669 million for first quarter 2005. First quarter 2005 results were adversely affected by the following items:

	Impact on:
	Operating income	Tax	Net income	Diluted earnings per share
	(millions, except per share data)
Regulatory settlements	$60	$24	$36	$0.21
Severance costs and related expenses	28	9	19	0.11
Provisions for legal claims	20	6	14	0.08

        Regulatory settlements—On April 8, 2005 we reached agreements with the New York Attorney General, New York Department of Insurance and the Minnesota Attorney General to resolve issues raised by the industry-wide investigation into contingent commissions. We agreed to establish reimbursement funds totaling $51 million and also recorded a $9 million charge for related legal and administrative expenses.

        Severance costs and related expenses—We continue to review the expense base in the light of the evolving business model for insurance brokerage: as of March 31, 2005 approximately 500 people were identified and their employment has been or is being terminated. Severance costs in first quarter 2004 were $2 million.

        Provisions for legal claims—Based on the March 31, 2005 quarter-end review of current legal proceedings, we increased our provisions for legal claims by an additional $20 million.

        In addition, first quarter 2005 results were adversely impacted by a sharp fall in market remuneration which totaled $6 million compared with $43 million in first quarter 2004.

Market remuneration and future outlook

        In October 2004, we announced that we were abolishing volume and profit-based contingent commissions. We do not expect to earn any contingent commissions in respect of 2005 and future years although immaterial amounts may be received in relation to the winding-up of non-US contracts from prior years. In first quarter 2005 we received $3 million, all of which related to 2004 arrangements outside the United States, compared with $21 million in first quarter 2004 and $71 million for fiscal 2004.

        In addition to volume and profit-based contingent commissions, we earned other market remuneration in 2004 which included fees received for product and market research carried out on behalf of insurers and income related to administration and other services provided to the market. Following the regulatory investigations into volume and profit-based contingent commissions, we entered negotiations with the insurance markets to restructure this remuneration. However, we have not been as successful as we had hoped in restructuring these agreements and other market remuneration in first quarter 2005 totaled only $3 million, compared with $22 million in first quarter 2004 and $77 million for fiscal 2004.

        As a consequence of this sharp reduction in market remuneration, we believe that our operating margin (operating income as a percentage of revenues) for fiscal 2005 is likely to be lower than in recent years.

Cash and financing

        Cash at March 31, 2005 was $200 million, $151 million lower than at December 31, 2004 with the decrease primarily due to a reclassification of approximately $200 million from own funds to fiduciary funds under new UK regulations—see 'Liquidity and Capital Resources' below.

        There were no share buybacks in first quarter 2005. In April 2005, the Board of Directors approved a new buyback program for $300 million, replacing the previous program under which $339 million was purchased. We expect to resume our buyback activity in second quarter 2005.

  Disposal of Stewart Smith

        We completed the sale of Stewart Smith, our wholesale unit, on April 14, 2005. The pre-tax gain on disposal, which is currently estimated to be approximately $70 million, will be recognized in second quarter 2005 earnings. Stewart Smith contributed $77 million to revenues in full year 2004.

Critical accounting estimates

        The accounting estimates or assumptions that management considers to be the most important to the presentation of the Company's financial condition or operating performance were discussed in our Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant additions or changes to these assumptions in first quarter 2005.

OPERATING RESULTS

Revenues

        First quarter 2005 revenues at $669 million were $4 million, or 1 percent, higher than in first quarter 2004 of which 2 percent was attributable to foreign currency translation and 3 percent to the net impact of acquisitions and disposals. Organic revenue growth was negative 4 percent reflecting a sharp reduction in market remuneration and a softening rate environment partly offset by net new business growth in our North America and International operations.

        Our Global and International operations earn revenues in currencies other than the US dollar. In first quarter 2005, reported revenues in Global and International benefited from the year on year impact of foreign currency translation, in particular the strengthening of sterling and the euro against the dollar.

        Net acquisitions and disposals added 5 percent to Global's first quarter 2005 commissions and fees compared with 2004. This increase was mainly attributable to the Coyle Hamilton and Opus acquisitions in second half 2004.

        The following table sets out organic revenue growth by business.

	Revenues			Change attributable to:
Three months ended March 31,	2005	2004	% change	Foreign currency translation	Acquisitions and disposals	Organic revenue growth
	(millions)
Global	$362	$354	2%	2%	5%	(5)%
North America	142	156	(9)%	—	—	(9)%
International	147	138	7%	3%	1%	3%

Commissions and fees	651	648	—	1%	3%	(4)%
Investment income	18	17	6%	5%	2%	(1)%

Total revenues	$669	$665	1%	2%	3%	(4)%

(i)
Organic revenue growth excludes the impact of foreign currency translation and acquisitions and disposals from reported revenues. We use organic revenue growth as a measure of business growth generated by operations that were part of the Group at the end of the period. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

(ii)
Acquisitions and disposals include Stewart Smith which was sold in April 2005.

(iii)
Following a change to our reporting structure effective July 1, 2004, $16 million of revenues previously reported as North America for the three months ended March 31, 2004 have been reclassified as Global revenues.

        Organic revenue growth was negative 4 percent primarily due to the $37 million reduction in market remuneration. Volume and profit-based contingent commissions were $3 million in first quarter 2005, compared with $21 million in first quarter 2004, and related to the run-off from 2004 arrangements outside the United States that will not be replaced when they expire. Other market remuneration of $3 million in first quarter 2005 was $19 million lower than in first quarter 2004. Following the uncertainty in the market arising from the regulatory investigations in 2004, we are working with the insurance markets to restructure existing relationships.

        The following table analyses first quarter 2005 organic growth in commissions and fees by business:

		Market remuneration
	Commissions and fees excluding market remuneration	Volume and profit-based contingent commissions	Other market remuneration(i)	Total market remuneration	Total commissions and fees organic growth
Global	—	—	(5)%	(5)%	(5)%
North America	3%	(12)%	—	(12)%	(9)%
International	3%	—	—	—	3%

Group	2%	(3)%	(3)%	(6)%	(4)%

(i)
Other market remuneration includes compensation for product and market research carried out on behalf of insurers and income related to administration and other services provided to the market.

        Global:    Global revenues were adversely impacted by a $19 million reduction in other market remuneration. Commissions and fees, excluding market remuneration, were in line with first quarter 2004. The market is highly competitive and there have been significant rate declines, in particular in aerospace, large property accounts and UK retail.

        North America:    The abolition of volume and profit-related contingent commissions with effect from October 2004 led to North America reporting negative organic growth in commissions and fees. Excluding market remuneration, commissions and fees were 3 percent higher in first quarter 2005 despite a significant decline in rates. A survey by the Council of Insurance Agents and Brokers released in April 2005 reported that average rates had declined by over 9 percent in first quarter 2005. Net new business growth remained robust and was spread across a number of product lines. Two small acquisitions were completed in first quarter 2005 to further strengthen our benefits practice.

        International:    Organic revenue growth in commissions and fees was 3 percent despite a further softening in rates in many areas with Iberia, Italy and Asia, in particular Singapore and Korea, all performing well. We completed a small acquisition in Taiwan in the quarter.

General and administrative expenses

        General and administrative expenses at $511 million were $92 million, or 22 percent, higher than in first quarter 2004. This increase was mainly attributable to:

  •
  a $28 million charge for severance payments in first quarter 2005 compared with $2 million in first quarter 2004. We continue to review our expense base in light of the evolving business model for insurance brokerage and some 500 people were identifed during the first quarter 2005 and their employment has been or is being terminated;

  •
  a $20 million additional charge to increase provisions following the quarter-end review of legal proceedings; and

  •
  a $9 million charge for legal and administrative costs relating to the regulatory settlements referred to above.

        Excluding these items, the underlying expense base was $37 million, or 9 percent higher, of which 2 percent was attributable to foreign currency translation and 5 percent was attributable to acquisitions and disposals. Growth of 2 percent in the underlying cost base was mainly attributable to increased recruitment expenditure and an increase in pension costs partly offset by savings on travel costs and other discretionary expenditures. The increase in pension costs reflected an increase in longevity, a fall in discount rates and the amortization of losses arising in prior years.

        We continued to recruit revenue-earning and client-facing staff at the same rate as in fourth quarter 2004 with over half of the recruits joining North America. We have strengthened a number of regions and practices across North America including construction and benefits. Elsewhere, we added depth to our UK Retail, Reinsurance and International units. Excluding severance charges, salaries and benefits were 53 percent of first quarter 2005 revenues, compared with 48 percent in first quarter 2004, with the increase mainly attributable to the fall in market remuneration referred to above, and were 53 percent of revenues on a trailing twelve months basis.

Operating income and operating margin

	Three months ended March 31,
	2005	2004
	(millions, except percentages)
Revenues	$669	$665
Operating income	94	234
Operating margin	14.1%	35.2%

        Operating margin, or operating income as a percentage of revenues, at 14.1 percent in first quarter 2005 was significantly lower than first quarter 2004 due mainly to the $51 million charge for regulatory settlements and related $9 million legal and administrative costs, together with the $26 million increase in severance charges and the $20 million additional provision for legal claims. Excluding the effect of these items, operating margin decreased to 30.2 percent in first quarter 2005 compared with 35.5 percent in first quarter 2004 after excluding severance costs of $2 million: approximately 2 percent of this decline was attributable to the elimination of volume and profit-based contingent commissions and a further 2 percent to the decline in other market remuneration.

Premium on redemption of subordinated notes

        In February 2004, we paid a call premium of $17 million on the early redemption of all $370 million of our 9% senior subordinated notes then outstanding.

Income taxes

	Three months ended March 31,
	2005	2004
	(millions, except percentages)
Income before taxes	$88	$212
Income taxes	26	72
Effective tax rate	30%	34%

        Income tax expense for first quarter 2005 amounted to $26 million, an effective rate of 30%. The net effect on taxation of the amortization of intangibles, disposal of operations, performance stock options and regulatory settlements, was a 3 percent decrease in the effective rate in first quarter 2005. In first quarter 2004, the amortization of intangibles, disposal of operations and performance stock options had no net effect on the effective tax rate.

Net income and earnings per share

	Three months ended March 31,
	2005	2004
	(millions, except per share data)
Net income	$72	$148
Earnings per diluted share	$0.43	$0.87

        First quarter 2005 net income was $72 million ($0.43 per diluted share), $76 million ($0.44 per diluted share) lower than first quarter 2004. Foreign currency translation contributed 2 cents to earning per diluted share compared with first quarter 2004 and a two million reduction in average diluted share count contributed 1 cent.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

        Net cash provided by operations, which excludes fiduciary cash movements, was a $106 million outflow in first quarter 2005 compared with a $163 million inflow a year ago. The net cash outflow in 2005 was primarily attributable to a reclassification of approximately $200 million own funds to fiduciary funds under new Financial Services Authority ("FSA") regulations in the United Kingdom which came into force in January 2005. The impact of the change in regulations will be seasonal. At December 31, 2005, we expect the impact of these regulations to be approximately $150 million.

        The new FSA regulations require fiduciary funds to be held in designated trust accounts, restrict the financial instruments in which such funds may be invested and affect the timing of transferring commissions from fiduciary funds to own funds. The regulations change the basis for the withdrawal of commissions from fiduciary funds from an earned to a receipts basis with a consequential increase in the balances held in fiduciary funds.

        Net cash in 2005 will also be adversely impacted by the abolition of volume and profit-based contingent commissions and the reduction in other market remuneration. However, we hope to mitigate this by steps we are taking to grow our market share and by continuing to control expenses tightly.

Investing activities

        Total net cash used in investing activities was $22 million for first quarter 2005 compared with $65 million a year ago.

        Cash used for acquisitions in first quarter 2005 amounted to $13 million (net of cash acquired), primarily incurred in acquiring CGI Consulting Group and Primary Worldwide Corp. in the United States, CR King and Partners Limited in the United Kingdom and Essence, a Taiwanese broker.

Financing activities

        Cash used in financing activities amounted to $18 million in first quarter 2005, comprising dividend payments less the proceeds from shares issued, compared with $252 million in the corresponding period of 2004 when we refinanced our debt, $87 million, and began a program of share buybacks, $148 million.

        On April 27, 2005, the Board of Directors approved a new share buyback program for $300 million. This replaces the previous program under which shares totaling $339 million were purchased.

        Cash dividends paid in first quarter 2005 were $31 million, a quarterly rate of $0.1875 per share, compared with $26 million, a quarterly rate of $0.1625 per share, a year ago. In February 2005, the quarterly cash dividend declared was increased by 15 percent to $0.215 per share, an annual rate of $0.86 per share. At this rate, the expected annual cost of dividends payable in 2005 will be approximately $138 million. We have funded dividends from cash generated internally by operations and expect to do so in the future.

        As of March 31, 2005, we had cash and cash equivalents of $200 million, compared with $211 million at March 31, 2004. We expect that internally generated funds will be sufficient to meet our foreseeable operating cash requirements, capital expenditures and dividend payments. In addition we have an undrawn $150 million revolving credit facility.

Contractual obligations

        On April 8, 2005, we reached settlements with the New York Attorney General, the Superintendent of Insurance of the State of New York and the Minnesota Attorney General to establish reimbursement funds of $51 million payable on or before July 1, 2005. Apart from these settlements, there have been no other material changes in our contractual obligations since December 31, 2004.

Off-balance sheet transactions

        Apart from commitments, guarantees and contingencies, as disclosed in Note 7 of Notes to the Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

        There has been no material change with respect to market risk from that described in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4—Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

  Changes in Internal Control over Financial Reporting

        There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        The information set forth in Note 7 of Notes to the Consolidated Financial Statements, provided in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

        During the quarter ended March 31, 2005, the Company issued a total of 66,242 shares of common stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of such Act relating to sales by an issuer not involving a public offering, none of which involved the sale of more than 1% of the outstanding common stock of the Company.

        The following sales of shares related to part consideration for the acquisition of interest in the following companies:

Date of Sale	Number of Shares	Acquisition
January 5, 2005	9,019	Essence Insurance Broker Co., Ltd
January 10, 2005	14,800	CR King and Partners Limited
January 31, 2005	38,838	Primary Worldwide Corporation
February 28, 2005	3,585	CGI Consulting Group, Inc.

        The Company did not repurchase any of its own common stock during the quarter covered by this report.

        On April 27, 2005, the Board of Directors authorized an open-ended plan to purchase, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, shares of the Company's common stock at an aggregate purchase price of up to $300 million. This authorization replaces the Company's previously announced buyback plan of $500 million, under which $339 million was purchased.

Item 6—Exhibits

10.25	Assurance of Discontinuance dated April 8, 2005 with the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York
10.26	Assurance of Discontinuance dated April 8, 2005 with the Attorney General of the State of Minnesota
31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350
32.2	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIS GROUP HOLDINGS LIMITED (Registrant)
By:	/s/ THOMAS COLRAINE Thomas Colraine Co-Chief Operating Officer, Vice Chairman and Group Chief Financial Officer

Dated: London, May 6, 2005

QuickLinks

WILLIS GROUP HOLDINGS LIMITED QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005 Table of Contents
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
  Item 1—Legal Proceedings
  Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6—Exhibits
SIGNATURES