Form 10-Q
period 2005-06-30
WILLIS GROUP HOLDINGS LTD
filed 2005-08-08
CIK 1140536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-16503

WILLIS GROUP HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	98-0352587
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Willis Group Limited
Ten Trinity Square, London EC3P 3AX, England

(Address of principal executive offices)

(011) 44-20-7488-8111

(Registrant’s telephone number, including area code)

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

As of July 31, 2005, there were outstanding 160,726,659 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

WILLIS GROUP HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(millions, except per share data)
	(unaudited)
REVENUES
Commissions and fees	$530	$516	$1,181	$1,164
Interest income	19	16	37	33
Total revenues	549	532	1,218	1,197
EXPENSES
Salaries and benefits (including non-cash compensation of $nil, $4, $nil and $6)	309	275	695	595
Other operating expenses	98	98	223	197
Regulatory settlements (Note 8)	—	—	51	—
Depreciation expense	11	10	22	21
Amortization of intangible assets	3	1	5	2
Net gain on disposal of operations (Note 4)	(78)	(5)	(78)	(5)
Total expenses	343	379	918	810
OPERATING INCOME	206	153	300	387
Interest expense	6	4	12	9
Premium on redemption of subordinated notes	—	—	—	17
INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	200	149	288	361
INCOME TAXES	77	52	103	124
INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	123	97	185	237
EQUITY IN NET (LOSS) INCOME OF ASSOCIATES	(2)	—	12	12
MINORITY INTEREST	(2)	(1)	(6)	(5)
NET INCOME	$119	$96	$191	$244
NET INCOME PER SHARE (Note 6)
—Basic	$0.73	$0.61	$1.17	$1.54
—Diluted	$0.72	$0.57	$1.14	$1.44
AVERAGE NUMBER OF SHARES OUTSTANDING (Note 6)
—Basic	163	158	163	158
—Diluted	166	169	167	169
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.2150	$0.1875	$0.4300	$0.3750

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(millions, except share data)
	(unaudited)
ASSETS
Cash and cash equivalents	$156	$351
Fiduciary funds—restricted	1,765	1,505
Short-term investments	67	74
Accounts receivable, net of allowance for doubtful accounts of $37 in 2005 and $39 in 2004	8,526	7,316
Fixed assets, net of accumulated depreciation of $192 in 2005 and $209 in 2004	223	249
Goodwill and other intangible assets, net of accumulated amortization of $132 in 2005 and $127 in 2004	1,557	1,551
Investment in associates	132	132
Deferred tax assets	191	203
Other assets	251	272
TOTAL ASSETS	$12,868	$11,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,807	$8,562
Deferred revenue and accrued expenses	250	351
Income taxes payable	195	147
Long-term debt (Note 7)	450	450
Other liabilities	733	699
Total liabilities	11,435	10,209
COMMITMENTS AND CONTINGENCIES (Note 8)
MINORITY INTEREST	22	20
STOCKHOLDERS’ EQUITY
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 161,278,179 shares in 2005 and 162,743,722 shares in 2004	—	—
Additional paid-in capital	871	977
Retained earnings	795	675
Accumulated other comprehensive loss, net of tax (Note 10)	(243)	(212)
Treasury stock, at cost, 458,086 shares in 2005 and 697,220 shares in 2004	(12)	(16)
Total stockholders’ equity	1,411	1,424
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,868	$11,653

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2005	2004
	(millions)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$191	$244
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gain on sale of subsidiaries, fixed assets and short-term investments	(78)	(5)
Depreciation	22	21
Amortization of intangible assets	5	2
Provision for doubtful accounts	3	1
Minority interest	4	2
Provision for deferred income taxes	16	14
Subordinated debt redemption expense	—	17
Regulatory settlements (Note 8)	51	—
Other	7	18
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	(348)	(83)
Accounts receivable	(1,599)	(1,460)
Accounts payable	1,681	1,560
Other assets and liabilities	(32)	(55)
Net cash (used in) provided by operating activities	(77)	276
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed assets	3	3
Additions to fixed assets	(15)	(24)
Acquisitions of subsidiaries, net of cash acquired	(16)	(67)
Purchase of short-term investments	(30)	(33)
Proceeds on sale of short-term investments	35	28
Net cash proceeds from sale of operations	98	9
Net cash provided by (used in) investing activities	75	(84)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	(370)
Draw down of term loans	—	450
Subordinated debt redemption expense	—	(17)
Repurchase of shares	(152)	(198)
Proceeds from issue of shares	27	19
Dividends paid	(66)	(56)
Net cash used in financing activities	(191)	(172)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(193)	20
Effect of exchange rate changes on cash and cash equivalents	(2)	(1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	351	364
CASH AND CASH EQUIVALENTS, END OF PERIOD	$156	$383

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. THE COMPANY AND ITS OPERATIONS

Business—Willis Group Holdings Limited (“Willis Group Holdings”) and subsidiaries (collectively, the “Company”) provide a broad range of value-added risk management consulting and insurance brokerage services, both directly and indirectly through their associates, to a diverse base of clients internationally. The Company provides specialized risk management advisory and other services on a global basis to clients in various industries, including aerospace, marine, energy and construction industries. In its capacity as an advisor and insurance broker, the Company acts as an intermediary between clients and insurance carriers by advising clients on risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through the Company’s global distribution network.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements (“Interim Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the six month period ended June 30, 2005 may not necessarily be indicative of the operating results that may be incurred for the entire fiscal year.

The December 31, 2004 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Interim Financial Statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2004 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications have been made to the prior period amounts to conform to the current period.

Stock-based compensation—The Company accounts for its stock option and stock-based compensation plans using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Accordingly, the Company computes compensation costs for each employee stock option granted as the amount by which the quoted market price of the Company’s shares on the date of the grant exceeds the amount the employee must pay to acquire the shares.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Had compensation expense for such plans been determined consistent with the fair value method prescribed by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), using the Black-Scholes option-pricing model, the Company’s pro forma net income and net income per share would have been:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(millions, except per share data)
Net income, as reported	$119	$96	$191	$244
Add: Non-cash compensation expense—performance options included in reported net income, net of related tax of $nil, $(1), $nil and $(1)	—	3	—	5
Less: Total stock-based employee compensation expense determined under SFAS 123 for all awards, net of related tax of $2, $1, $3 and $2	(3)	(5)	(6)	(7)
Net income, pro forma	$116	$94	$185	$242
Net income per share:
Basic:
As reported	$0.73	$0.61	$1.17	$1.54
Pro forma	$0.71	$0.59	$1.13	$1.53
Diluted:
As reported	$0.72	$0.57	$1.14	$1.44
Pro forma	$0.71	$0.56	$1.13	$1.44

Accounting Changes and Recent Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at fair value and that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective for the Company from January 1, 2006.

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

The SFAS 123 pro forma disclosures approximates the impact of the Company adopting SFAS 123R in prior periods. The Company has not yet determined whether it will adopt the modified-retrospective method.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3. DERIVATIVE FINANCIAL INSTRUMENTS

The financial risks the Company manages through the use of financial instruments are interest rate risk and foreign currency risk. The Company’s Board of Directors reviews and agrees on policies for managing each of these risks. The Company has applied SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS 149, in accounting for these financial instruments.

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

The changes in fair value of derivative financial instruments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(millions)
Other Comprehensive Income:
Interest rate contracts (net of tax of $(1), $6, $1 and $6)	$2	$(15)	$(3)	$(15)
Foreign currency contracts (net of tax of $2, $1, $1 and $(2))	(4)	(2)	(1)	5

4. NET GAIN ON DISPOSAL OF OPERATIONS

Net gain on disposal of operations includes a $79 million gain arising on the sale of the Company’s US wholesale unit Stewart Smith on April 14, 2005. The carrying amounts of the Stewart Smith assets and liabilities disposed of are as follows:

(millions)
Current assets	$93
Fixed assets	1
Current liabilities	(91)

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

5. PENSIONS PLANS AND OTHER EMPLOYEE BENEFITS

Pensions—The components of the net periodic benefit cost of the UK and US defined benefit plans are as follows:

	Three months ended June 30,		Six months ended June 30,
UK pension benefits	2005	2004	2005	2004
	(millions)
Components of net periodic benefit cost:
Service cost	$12	$11	$24	$21
Interest cost	23	19	46	40
Expected return on plan assets	(28)	(28)	(57)	(56)
Amortization of unrecognized prior service gain	(1)	—	(2)	(1)
Amortization of unrecognized actuarial loss	3	—	6	—
Net periodic benefit cost	$9	$2	$17	$4

	Three months ended June 30,		Six months ended June 30,
US pension benefits	2005	2004	2005	2004
	(millions)
Components of net periodic benefit cost:
Service cost	$6	$5	$12	$10
Interest cost	8	7	16	14
Expected return on plan assets	(9)	(7)	(18)	(15)
Net periodic benefit cost	$5	$5	$10	$9

As of June 30, 2005, $37 million and $16 million of contributions have been made to the UK and US defined benefit pension plans, respectively.

Severance costs—Severance costs of $28 million were recognized in first quarter 2005. Following a review of the expense base in the light of the evolving business model for insurance brokerage, the Company identified approximately 500 people whose employment has been, or is in the process of being, terminated. Severance costs for these employees were recognized pursuant to the terms of their existing benefit arrangements or employee agreements. Of the $23 million accrual for severance costs brought forward at March 31, 2005 $8 million was paid in second quarter 2005 and $15 million has been carried forward at June 30, 2005. In some countries termination cash payments to employees are spread over periods of up to two years. The Company expects to have paid most of the costs by December 31, 2005. Severance costs of $4 million were recognized in first half 2004.

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6. NET INCOME PER SHARE (Continued)

At June 30, 2005, time-based and performance-based options to purchase 12.7 million and 1.6 million (2004: 18.7 million and 5.5 million) shares, respectively, and 0.3 million (2004: 0.5 million) restricted shares, were outstanding. Basic and diluted net income per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(millions, except per share data)
Net income	$119	$96	$191	$244
Basic average number of shares outstanding	163	158	163	158
Dilutive effect of potentially issuable shares	3	11	4	11
Diluted average number of shares outstanding	166	169	167	169
Basic net income per share	$0.73	$0.61	$1.17	$1.54
Dilutive effect of potentially issuable shares	(0.01)	(0.04)	(0.03)	(0.10)
Diluted net income per share	$0.72	$0.57	$1.14	$1.44

Options to purchase 6.4 million shares were not included in the computation of the dilutive effect of stock options for the three and six month periods ended June 30, 2005 because the effect was antidilutive (2004: 5.4 million shares).

7. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2005	December 31, 2004
	(millions)
Senior Credit Facility, term loans	$450	$450

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

On July 1, 2005, the Company completed a senior notes offering of $600 million, comprising $250 million, 5 year notes priced at 5.125 percent and $350 million, 10 year notes at 5.625 percent. The proceeds from the offering were used to repay the existing $450 million term loans on July 6, 2005 and the remainder will be used for general corporate purposes.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

8. COMMITMENTS AND CONTINGENCIES

Claims, Lawsuits and Other Proceedings—The Company is subject to various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Similar to other corporations, the Company is also subject to a variety of other claims, including those relating to the Company’s employment practices. Some of those claims, lawsuits and other proceedings seek damages in amounts which could, if assessed, be significant.

Errors and omissions claims, lawsuits and other proceedings arising in the ordinary course of business are covered by professional indemnity or other appropriate insurance. The terms of this insurance varies by policy year and self-insured deductibles have increased significantly over recent years. In respect of self-insured deductibles, the Company has established provisions based on actuarial estimates together with individual case reviews which are believed to be adequate in the light of current information and legal advice, and the Company adjusts such provisions from time to time according to developments. On the basis of current information, the Company does not expect that the actual claims, lawsuits and other proceedings, including the proceedings to which the Company is subject or potential claims, lawsuits and other proceedings relating to matters of which it is aware will ultimately have a material adverse effect on the Company’s financial condition, results of operations or liquidity. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Proceedings Relating to Contingent Compensation Arrangements—In April 2005, the Company entered into an Assurance of Discontinuance (“NY AOD”) with the New York Attorney General and the New York Superintendent of Insurance resolving the investigation commenced by the New York Attorney General in April 2004 which concerned, among other things, arrangements pursuant to which insurers compensated insurance brokers for distribution and other services provided to insurers and, as the investigation of brokers and insurers continued, broadened into an investigation of other practices, bid rigging, tying and other possible violations of law, including violations of fiduciary duty, securities laws, and antitrust laws. Pursuant to the NY AOD, the Company will pay $50 million into a fund that will be distributed to eligible customers by February 2006. The Company has also agreed to continue certain business reforms it had already implemented and to implement certain other business reforms. These reforms include an agreement not to accept contingent compensation; and an undertaking to disclose to customers any compensation the Company will receive in connection with providing policy placement services to the customer. The Company also resolved a similar investigation commenced by the Minnesota Attorney General by entering into an Assurance of Discontinuance pursuant to which the Company agreed, among other things, to pay an additional $1 million to Minnesota customers and to continue or implement the business reforms described in the NY AOD. The Company continues to respond to requests for documents and information by the regulators and /or attorneys general of more than twenty other states, the District of Columbia, one US city, Canada, and Australia that are conducting similar investigations. The Company is co-operating fully with these investigations. The Company has engaged in discussions with regulators and attorneys general about their investigations. The Company cannot predict at this time how or when those investigations will be resolved.

The compensation arrangements, which were initially the subject of the investigation by the New York Attorney General, were a longstanding and common practice within the insurance industry and had been

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

disclosed by the Company for many years. On October 21, 2004, the Company announced that it was voluntarily abolishing these compensation arrangements immediately in North America and by December 31, 2004 outside North America.

In August 2004, a proceeding was commenced in the Superior Court of the State of California, County of San Diego against the Company by United Policyholders, an organization purporting to act in a representative capacity on behalf of the California general public. The complaint alleges that the compensation arrangements between the Company and insurance carriers constitute deceptive trade practices, and it seeks both injunctive and equitable relief, including restitution. That action was dismissed in December 2004. The dismissal of the complaint was based on the retroactive application of newly passed legislation. The Supreme Court of California is presently considering whether this newly passed legislation should have retroactive application. The court’s decision will determine whether this case will be reactivated. Since August 2004, various plaintiffs have filed nine purported class actions, one in the United States District Court for the Southern District of New York, four in the Northern District of Illinois, one in the Northern District of California, one in New Jersey District court, one in the Superior Court in Essex County, Massachusetts, and one in the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, and it is expected that further suits may be filed. In May 2005, one of the lawsuits in Illinois was dismissed without prejudice. These actions name various insurance carriers and insurance brokerage firms, including the Company, as defendants. The complaints seek monetary damages and equitable relief and make allegations regarding the practices and conduct that has been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers are breaching their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients, of bid rigging, tying, and of the improper use of affiliated wholesalers. The complaints also allege the existence of a conspiracy among the insurance carriers and brokers and the federal court complaints allege violations of the federal RICO statute. The actions filed in federal court have been transferred to the United States District Court for the District of New Jersey for coordinated pre-trial proceedings. The Company disputes these allegations and intends to defend itself vigorously against these actions.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

9. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Six months ended June 30,
	2005	2004
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$17	$28
Cash payments for interest	$11	$19
Supplemental disclosures of non-cash flow investing and financing activities:
Issue of stock on acquisition of subsidiaries	$3	$22
Deferred payments on acquisitions of subsidiaries	1	3
Acquisitions:
Fair value of assets acquired	$6	$37
Less: liabilities assumed	(8)	(34)
cash acquired	—	(7)
Acquisitions, net of cash acquired	$(2)	$(4)

10. ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX

The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(millions)
Net income	$119	$96	$191	$244
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(20)	(2)	(27)	3
Unrealized holding gain	1	—	—	—
Net loss on derivative instruments (net of tax of $1, $7, $2 and $4)	(2)	(17)	(4)	(10)
Other comprehensive loss (net of tax of $1, $7, $2 and $4)	(21)	(19)	(31)	(7)
Comprehensive income	$98	$77	$160	$237

The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30, 2005	December 31, 2004
	(millions)
Net foreign currency translation adjustment	$(31)	$(4)
Net minimum pension liability adjustment	(227)	(227)
Net unrealised gain on derivative instruments	15	19
Accumulated other comprehensive loss, net of tax	$(243)	$(212)

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Willis North America Inc. (“Willis North America”) issued debt securities totaling $600 million under its April 2003 registration on July 1, 2005. On issue, the debt securities were jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Group Limited, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidated Statement of Operations

	Three months ended June 30, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$530	$—	$530
Interest income	—	—	3	28	(12)	19
Total revenues	—	—	3	558	(12)	549
EXPENSES
Salaries and benefits	—	—	—	351	(42)	309
Other operating expenses	1	11	(2)	68	20	98
Depreciation expense	—	—	1	10	—	11
Amortization of intangible assets	—	—	—	—	3	3
Net gain on disposal of operations	—	—	—	(114)	36	(78)
Total expenses	1	11	(1)	315	17	343
OPERATING (LOSS) INCOME	(1)	(11)	4	243	(29)	206
Investment income from Group undertakings	—	53	33	36	(122)	—
Interest expense	—	(47)	(12)	(26)	79	(6)
(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET LOSS OF ASSOCIATES AND MINORITY INTEREST	(1)	(5)	25	253	(72)	200
INCOME TAXES	—	(5)	(1)	30	53	77
(LOSS) INCOME BEFORE EQUITY IN NET LOSS OF ASSOCIATES AND MINORITY INTEREST	(1)	—	26	223	(125)	123
EQUITY IN NET LOSS OF ASSOCIATES	—	—	—	(2)	—	(2)
MINORITY INTEREST	—	—	—	1	(3)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	120	94	(23)	—	(191)	—
NET INCOME	$119	$94	$3	$222	$(319)	$119

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidated Statement of Operations

	Three months ended June 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$516	$—	$516
Interest income	—	—	2	19	(5)	16
Total revenues	—	—	2	535	(5)	532
EXPENSES
Salaries and benefits (including non-cash compensation of $4 in Other)	—	—	—	275	—	275
Other operating expenses	—	2	—	89	7	98
Depreciation expense	—	—	—	10	—	10
Amortization of intangible assets	—	—	—	—	1	1
Net loss (gain) on disposal of operations	—	—	—	568	(573)	(5)
Total expenses	—	2	—	942	(565)	379
OPERATING (LOSS) INCOME	—	(2)	2	(407)	560	153
Investment income from Group undertakings	99	621	48	82	(850)	—
Interest expense	—	(55)	(3)	(18)	72	(4)
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	99	564	47	(343)	(218)	149
INCOME TAXES	—	—	4	39	9	52
INCOME (LOSS) BEFORE MINORITY INTEREST	99	564	43	(382)	(227)	97
MINORITY INTEREST	—	—	—	—	(1)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	(3)	(468)	(12)	—	483	—
NET INCOME (LOSS)	$96	$96	$31	$(382)	$255	$96

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidated Statement of Operations

	Six months ended June 30, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,181	$—	$1,181
Interest income	—	—	5	53	(21)	37
Total revenues	—	—	5	1,234	(21)	1,218
EXPENSES
Salaries and benefits	—	—	—	737	(42)	695
Other operating expenses	1	15	2	185	20	223
Regulatory settlements	—	—	51	—	—	51
Depreciation expense	—	—	2	20	—	22
Amortization of intangible assets	—	—	—	—	5	5
Net gain on disposal of operations	—	—	—	(121)	43	(78)
Total expenses	1	15	55	821	26	918
OPERATING (LOSS) INCOME	(1)	(15)	(50)	413	(47)	300
Investment income from Group undertakings	—	107	82	52	(241)	—
Interest expense	—	(92)	(23)	(51)	154	(12)
(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	9	414	(134)	288
INCOME TAXES	—	(4)	(27)	87	47	103
(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	4	36	327	(181)	185
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	12	—	12
MINORITY INTEREST	—	—	—	(1)	(5)	(6)
EQUITY ACCOUNT FOR SUBSIDIARIES	192	154	(82)	—	(264)	—
NET INCOME (LOSS)	$191	$158	$(46)	$338	$(450)	$191

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidated Statement of Operations

	Six months ended June 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,164	$—	$1,164
Interest income	—	—	4	38	(9)	33
Total revenues	—	—	4	1,202	(9)	1,197
EXPENSES
Salaries and benefits (including non-cash compensation of $6 in Other)	—	—	—	595	—	595
Other operating expenses	1	(2)	(1)	213	(14)	197
Depreciation expense	—	—	3	18	—	21
Amortization of intangible assets	—	—	—	—	2	2
Net loss (gain) on disposal of operations	—	—	—	568	(573)	(5)
Total expenses	1	(2)	2	1,394	(585)	810
OPERATING (LOSS) INCOME	(1)	2	2	(192)	576	387
Investment income from Group undertakings	254	1,299	58	88	(1,699)	—
Interest expense	—	(109)	(7)	(39)	146	(9)
Premium on redemption of subordinated notes	—	—	(17)	—	—	(17)
INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	253	1,192	36	(143)	(977)	361
INCOME TAXES	—	4	—	117	3	124
INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	253	1,188	36	(260)	(980)	237
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	12	—	12
MINORITY INTEREST	—	—	—	(1)	(4)	(5)
EQUITY ACCOUNT FOR SUBSIDIARIES	(9)	(943)	20	—	932	—
NET INCOME (LOSS)	$244	$245	$56	$(249)	$(52)	$244

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheets

	As at June 30, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$12	$—	$14	$130	$—	$156
Fiduciary funds—restricted	—	—	98	1,667	—	1,765
Accounts receivable	42	2,235	954	10,045	(4,750)	8,526
Goodwill and other intangible assets	—	—	—	227	1,330	1,557
Other assets	—	76	95	861	(168)	864
Equity accounted subsidiaries	1,449	2,170	762	1,830	(6,211)	—
TOTAL ASSETS	$1,503	$4,481	$1,923	$14,760	$(9,799)	$12,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$56	$2,920	$1,437	$10,160	$(4,766)	$9,807
Deferred revenue and accrued expenses	—	—	1	263	(14)	250
Income taxes payable	—	125	—	188	(118)	195
Other liabilities	36	17	553	570	7	1,183
Total liabilities	92	3,062	1,991	11,181	(4,891)	11,435
MINORITY INTEREST	—	—	—	2	20	22
STOCKHOLDERS’ EQUITY	1,411	1,419	(68)	3,577	(4,928)	1,411
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,503	$4,481	$1,923	$14,760	$(9,799)	$12,868

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheets

	As at December 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$79	$58	$14	$200	$—	$351
Fiduciary funds—restricted	—	—	90	1,415	—	1,505
Accounts receivable	156	2,417	805	8,840	(4,902)	7,316
Goodwill and other intangible assets	—	—	—	221	1,330	1,551
Other assets	—	56	56	927	(109)	930
Equity accounted subsidiaries	1,300	2,016	812	1,939	(6,067)	—
TOTAL ASSETS	$1,535	$4,547	$1,777	$13,542	$(9,748)	$11,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$79	$3,171	$1,354	$8,877	$(4,919)	$8,562
Deferred revenue and accrued expenses	1	—	2	362	(14)	351
Income taxes payable	—	108	—	167	(128)	147
Other liabilities	31	—	492	589	37	1,149
Total liabilities	111	3,279	1,848	9,995	(5,024)	10,209
MINORITY INTEREST	—	—	—	2	18	20
STOCKHOLDERS’ EQUITY	1,424	1,268	(71)	3,545	(4,742)	1,424
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,535	$4,547	$1,777	$13,542	$(9,748)	$11,653

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH USED IN OPERATING ACTIVITIES	$(2)	$(4)	$(30)	$(41)	$—	$(77)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash proceeds from sale of operations	—	—	—	98	—	98
Other	(1)	—	—	(22)	—	(23)
Net cash (used in) provided by investing activities	(1)	—	—	76	—	75
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	(152)	—	—	—	—	(152)
Amounts owed by and to Group undertakings	132	(62)	(50)	(20)	—	—
Dividends paid	(66)	—	80	(80)	—	(66)
Other	22	8	—	(3)	—	27
Net cash (used in) provided by financing activities	(64)	(54)	30	(103)	—	(191)
DECREASE IN CASH AND CASH EQUIVALENTS	(67)	(58)	—	(68)	—	(193)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2)	—	(2)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	79	58	14	200	—	351
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12	$—	$14	$130	$—	$156

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(5)	$7	$23	$251	$—	$276
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of subsidiaries, net of cash acquired	(36)	—	—	(604)	573	(67)
Other	—	—	(1)	(16)	—	(17)
Net cash used in investing activities	(36)	—	(1)	(620)	573	(84)
CASH FLOWS FROM FINANCING ACTIVITIES
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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The debt securities registered in April 2003 were issued by Willis North America Inc. on July 1, 2005 and as such are no longer available for issue by Trinity Acquisition Limited. Had they been issued, they would have been jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, TA I Limited, TA II Limited and TA III Limited.

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

The entities included in the Other Guarantors column are TA I Limited, TA II Limited and TA III Limited.

Condensed Consolidated Statement of Operations

	Three months ended June 30, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$ —	$ —	$ —	$ 530	$ —	$ 530
Interest income	—	—	—	31	(12)	19
Total revenues	—	—	—	561	(12)	549
EXPENSES
Salaries and benefits	—	—	—	351	(42)	309
Other operating expenses	1	—	—	77	20	98
Depreciation expense	—	—	—	11	—	11
Amortization of intangible assets	—	—	—	—	3	3
Net gain on disposal of operations	—	—	—	(114)	36	(78)
Total expenses	1	—	—	325	17	343
OPERATING (LOSS) INCOME	(1)	—	—	236	(29)	206
Investment income from Group undertakings	—	—	40	82	(122)	—
Interest expense	—	—	(6)	(79)	79	(6)
(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET LOSS OF ASSOCIATES AND MINORITY INTEREST	(1)	—	34	239	(72)	200
INCOME TAXES	—	—	6	18	53	77
(LOSS) INCOME BEFORE EQUITY IN NET LOSS OF ASSOCIATES AND MINORITY INTEREST	(1)	—	28	221	(125)	123
EQUITY IN NET LOSS OF ASSOCIATES	—	—	—	(2)	—	(2)
MINORITY INTEREST	—	—	—	1	(3)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	120	94	67	—	(281)	—
NET INCOME	$ 119	$ 94	$ 95	$ 220	$ (409)	$ 119

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidated Statement of Operations

	Three months ended June 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$ —	$ —	$ —	$ 516	$ —	$ 516
Interest income	—	—	—	21	(5)	16
Total revenues	—	—	—	537	(5)	532
EXPENSES
Salaries and benefits (including non-cash compensation of $4 in Other)	—	—	—	275	—	275
Other operating expenses	—	—	1	90	7	98
Depreciation expense	—	—	—	10	—	10
Amortization of intangible assets	—	—	—	—	1	1
Net loss (gain) on disposal of operations	—	—	—	568	(573)	(5)
Total expenses	—	—	1	943	(565)	379
OPERATING (LOSS) INCOME	—	—	(1)	(406)	560	153
Investment income from Group undertakings	99	300	115	336	(850)	—
Interest expense	—	—	(10)	(66)	72	(4)
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	99	300	104	(136)	(218)	149
INCOME TAXES	—	—	8	35	9	52
INCOME (LOSS) BEFORE MINORITY INTEREST	99	300	96	(171)	(227)	97
MINORITY INTEREST	—	—	—	—	(1)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	(3)	(204)	—	—	207	—
NET INCOME (LOSS)	$ 96	$ 96	$ 96	$ (171)	$ (21)	$ 96

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidated Statement of Operations

	Six months ended June 30, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$ —	$ —	$ —	$ 1,181	$ —	$ 1,181
Interest income	—	—	—	58	(21)	37
Total revenues	—	—	—	1,239	(21)	1,218
EXPENSES
Salaries and benefits	—	—	—	737	(42)	695
Other operating expenses	1	—	—	202	20	223
Regulatory settlements	—	—	—	51	—	51
Depreciation expense	—	—	—	22	—	22
Amortization of intangible assets	—	—	—	—	5	5
Net gain on disposal of operations	—	—	—	(121)	43	(78)
Total expenses	1	—	—	891	26	918
OPERATING (LOSS) INCOME	(1)	—	—	348	(47)	300
Investment income from Group undertakings	—	—	79	162	(241)	—
Interest expense	—	—	(12)	(154)	154	(12)
(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	67	356	(134)	288
INCOME TAXES	—	—	14	42	47	103
(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	53	314	(181)	185
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	12	—	12
MINORITY INTEREST	—	—	—	(1)	(5)	(6)
EQUITY ACCOUNT FOR SUBSIDIARIES	192	158	124	—	(474)	—
NET INCOME	$ 191	$ 158	$ 177	$ 325	$ (660)	$ 191

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidated Statement of Operations

	Six months ended June 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$ —	$ —	$ —	$ 1,164	$ —	$ 1,164
Interest income	—	—	—	42	(9)	33
Total revenues	—	—	—	1,206	(9)	1,197
EXPENSES
Salaries and benefits (including non-cash compensation of $6 in Other)	—	—	—	595	—	595
Other operating expenses	1	—	—	210	(14)	197
Depreciation expense	—	—	—	21	—	21
Amortization of intangible assets	—	—	—	—	2	2
Net loss (gain) on disposal of operations	—	—	—	568	(573)	(5)
Total expenses	1	—	—	1,394	(585)	810
OPERATING (LOSS) INCOME	(1)	—	—	(188)	576	387
Investment income from Group undertakings	254	764	155	526	(1,699)	—
Interest expense	—	—	(21)	(134)	146	(9)
Premium on redemption of subordinated notes	—	—	—	(17)	—	(17)
INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	253	764	134	187	(977)	361
INCOME TAXES	—	—	19	102	3	124
INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	253	764	115	85	(980)	237
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	12	—	12
MINORITY INTEREST	—	—	—	(1)	(4)	(5)
EQUITY ACCOUNT FOR SUBSIDIARIES	(9)	(519)	130	—	398	—
NET INCOME	$ 244	$ 245	$ 245	$ 96	$ (586)	$ 244

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheets

	As at June 30, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$ 12	$ —	$ —	$ 144	$ —	$ 156
Fiduciary funds—restricted	—	—	—	1,765	—	1,765
Accounts receivable	42	3	1,461	11,770	(4,750)	8,526
Goodwill and other intangible assets	—	—	—	227	1,330	1,557
Other assets	—	—	—	1,032	(168)	864
Equity accounted subsidiaries	1,449	1,425	678	4,467	(8,019)	—
TOTAL ASSETS	$ 1,503	$ 1,428	$ 2,139	$ 19,405	$ (11,607)	$ 12,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$ 56	$ 1	$ 585	$ 13,931	$ (4,766)	$ 9,807
Deferred revenue and accrued expenses	—	—	—	264	(14)	250
Income taxes payable	—	—	101	212	(118)	195
Other liabilities	36	8	2	1,130	7	1,183
Total liabilities	92	9	688	15,537	(4,891)	11,435
MINORITY INTEREST	—	—	—	2	20	22
STOCKHOLDERS’ EQUITY	1,411	1,419	1,451	3,866	(6,736)	1,411
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,503	$ 1,428	$ 2,139	$ 19,405	$ (11,607)	$ 12,868

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheets

	As at December 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$ 79	$ —	$ —	$ 272	$ —	$ 351
Fiduciary funds—restricted	—	—	—	1,505	—	1,505
Accounts receivable	156	238	1,393	10,431	(4,902)	7,316
Goodwill and other intangible assets	—	—	—	221	1,330	1,551
Other assets	—	—	—	1,039	(109)	930
Equity accounted subsidiaries	1,300	1,266	569	4,576	(7,711)	—
TOTAL ASSETS	$ 1,535	$ 1,504	$ 1,962	$ 18,044	$ (11,392)	$ 11,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$ 79	$ 236	$ 584	$ 12,582	$ (4,919)	$ 8,562
Deferred revenue and accrued expenses	1	—	—	364	(14)	351
Income taxes payable	—	—	87	188	(128)	147
Other liabilities	31	—	—	1,081	37	1,149
Total liabilities	111	236	671	14,215	(5,024)	10,209
MINORITY INTEREST	—	—	—	2	18	20
STOCKHOLDERS’ EQUITY	1,424	1,268	1,291	3,827	(6,386)	1,424
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,535	$ 1,504	$ 1,962	$ 18,044	$ (11,392)	$ 11,653

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$ (2)	$ —	$ 68	$ (143)	$ —	$ (77)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash proceeds from sale of operations	—	—	—	98	—	98
Other	(1)	—	—	(22)	—	(23)
Net cash (used in) provided by investing activities	(1)	—	—	76	—	75
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	(152)	—	—	—	—	(152)
Amounts owed by and to Group undertakings	132	—	(68)	(64)	—	—
Dividends paid	(66)	—	—	—	—	(66)
Other	22	—	—	5	—	27
Net cash used in financing activities	(64)	—	(68)	(59)	—	(191)
DECREASE IN CASH AND CASH EQUIVALENTS	(67)	—	—	(126)	—	(193)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2)	—	(2)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	79	—	—	272	—	351
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 12	$ —	$ —	$ 144	$ —	$ 156

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$ (5)	$ —	$ 59	$ 222	$ —	$ 276
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of subsidiaries, net of cash acquired	(36)	—	—	(604)	573	(67)
Other	—	—	—	(17)	—	(17)
Net cash used in investing activities	(36)	—	—	(621)	573	(84)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	—	(370)	—	(370)
Draw down of term loans	—	—	—	450	—	450
Repurchase of shares	(198)	—	—	—	—	(198)
Amounts owed by and to Group undertakings	(19)	—	120	472	(573)	—
Dividends paid	199	—	(179)	(76)	—	(56)
Other	19	—	—	(17)	—	2
Net cash provided by (used in) financing activities	1	—	(59)	459	(573)	(172)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40)	—	—	60	—	20
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	(1)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48	—	—	316	—	364
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 8	$ —	$ —	$ 375	$ —	$ 383

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Market overview

2005 is a year of transition for the insurance industry. Following the various regulatory investigations, there have been widespread changes in market practices, including the elimination of volume and profit-based contingents for global brokers and significant reductions in other remuneration received from the market. As a result of these changes, we see opportunities to quote for and win new business and to recruit talented staff enabling us to grow our franchise in the longer term. At the same time the market is highly competitive: insurance premium rates continue to decline; new and existing competitors are aggressively cutting fees to retain or win new business; and there are upward pressures on the cost of hiring and retaining the best people. The combination of these factors in 2005 is having an increasingly adverse impact on our margin: our estimate of the likely operating margin for full year 2005 has, therefore, been reduced since we announced our first quarter 2005 results. Consequently, we expect that net income for full year 2005 will be lower. See “Future outlook” below.

Results

Net income for second quarter 2005 was $119 million, or $0.72 per diluted share, compared with $96 million or $0.57 per diluted share in second quarter 2004. Second quarter 2005 results benefited from a $78 million net gain on disposal of operations, primarily relating to the sale of our wholesale unit Stewart Smith, which is equivalent to $41 million post-tax or $0.25 per diluted share. Excluding net gains on disposal of operations, net income for second quarter 2005 was $78 million, or $0.47 per diluted share, compared with $93 million, or $0.55 per diluted share, in second quarter 2004. Stewart Smith contributed $0.03 to second quarter 2004 net income per diluted share. Management believe that the figures for net income excluding net gains on disposal of operations and operating margin excluding net gains on disposal of operations provide useful information to investors as these represent the basis on which management measures the performance of the underlying business.

Operating margin was 38 percent for second quarter 2005 compared with 29 percent in second quarter 2004. Excluding net gains on disposal of operations, operating margin was 23 percent in second quarter 2005 compared with 28 percent in second quarter 2004: approximately 3 percentage points of the decrease was attributable to a $22 million decrease in market remuneration, with the remainder mainly attributable to incremental costs of net new hires.

Net income for first half 2005 was $191 million, or $1.14 per diluted share, compared with $244 million, or $1.44 per diluted share, in first half 2004. Revenues for first half 2005 were $1,218 million compared with $1,197 million in first half 2004.

Market remuneration

In October 2004, we announced that we were abolishing volume and profit-based contingent commissions. We do not expect to earn any contingent commissions in respect of 2005 and future years although we have received immaterial amounts in 2005 in relation to the winding-up of non-US contracts from prior years. In second quarter 2005 we received $8 million, all of which related to 2004 arrangements, compared with $15 million in second quarter 2004 and $71 million for fiscal 2004. In first half 2005, we received $11 million, all of which related to 2004 arrangements, compared with $36 million in first half 2004.

In addition to volume and profit-based contingent commissions, we earned other market remuneration in 2004 which included fees received for product and market research carried out on behalf of insurers and income related to administration and other services provided to the market. Following the regulatory investigations into volume and profit-based contingent commissions, we entered negotiations with the insurance markets to restructure this remuneration. However, we have not been as successful as we had hoped in restructuring these agreements and other market remuneration in second quarter 2005 totaled only $5 million, compared with $20 million in second quarter 2004 and $77 million for fiscal 2004. In first half 2005, other market remuneration totaled $8 million compared with $42 million in first half 2004.

Net new hires

We continue to hire new brokers and client facing staff who we believe will help us achieve our long term growth objectives. At the same time, employees have left under the first quarter 2005 headcount reduction program. Headcount has therefore remained broadly static over second quarter 2005 but we believe the revised mix will be more productive. However, our experience shows that new brokers generally take 18 to 24 months or longer before they are profitable. In the short term, therefore, our operating margin has been and is likely to continue to be adversely impacted by the elapsed time between the higher recruitment and salary costs and the benefit of the incremental revenue streams.

Future outlook

As a consequence of the significant increase in competition for accounts, sharp reduction in market remuneration, and investment spend on net new hires and IT processes, together with the potential for additional staff retention costs if market pressure continues to increase, we believe that our operating margin (operating income as a percentage of revenues) for fiscal 2005 is likely to be lower than in recent years. Our results in 2005 have also been impacted by a number of significant items:

•  net gains on disposal of operations, in particular the gain on disposal of Stewart Smith in second quarter 2005;

•  regulatory settlements in the first quarter 2005 of $51 million, together with related legal costs of $9 million;

•  a $28 million severance charge in first quarter 2005; and

•  a $20 million additional charge to increase provisions following the March 31, 2005 review of legal proceedings.

The annualized impact of these items on operating margin is one percent.

When we announced our first quarter 2005 results, we believed that our full year 2005 operating margin, excluding the impact of the above items, would probably be in the mid-twenties range: the equivalent GAAP operating margin would be one percent lower. Because of the intensifying competition for accounts, additional investment spend on new hires and IT processes, potentially increased staff retention costs in a competitive environment and the impact of foreign currency translation, we now believe that the operating margin for full year 2005 is likely to be in the low to mid-twenties range: again, the equivalent GAAP operating margin would be one percent lower. Additionally, in line with the seasonality of our business, we expect third quarter 2005 operating margin to be significantly below this range.

Cash and financing

Cash at June 30, 2005 was $156 million, $195 million lower than at December 31, 2004 with the decrease primarily due to a reclassification of approximately $200 million from own funds to fiduciary funds under new UK regulations—see “Liquidity and Capital Resources” below. Net cash outflow from operating activities including the reclassification from own funds to fiduciary funds was $77 million. Cash generated from other operating sources was approximately $120 million and, together with the proceeds of $96 million from the Stewart Smith disposal, was used to fund $152 million share buybacks and a $66 million dividend payment. Our Board increased the existing share buyback authorization from $300 million to $500 million on July 27, 2005.

On July 1, 2005 we completed a $600 million notes offering, comprising $350 million 10 year notes at 5.625 percent and $250 million 5 year notes at 5.125 percent. Proceeds from the offering were used to repay the existing $450 million bank loan on July 6, 2005 and the remainder will be used for general corporate purposes including additional pension fund contributions of $50 million. Pro forma for the issue of the new senior notes and subsequent repayment of the bank debt, our capitalization ratio (total long-term debt to total long-term debt and equity) was 30 percent at June 30, 2005. We expect our quarterly interest charge going forward to be approximately $9 million per quarter compared with $6 million for second quarter 2005.

Regulatory proceedings

Further to the agreements reached with the New York Attorney General, the New York Superintendent of Insurance and the Minnesota Attorney General in first quarter 2005, we paid $51 million on July 1, 2005 into bank accounts for reimbursement funds. We continue to respond to requests for documents and information from the regulators and/or attorneys general of more than twenty other states, the District of Columbia, one US city, Canada and Australia that are conducting similar regulatory proceedings. We are co-operating fully with these investigations but at this time cannot predict how or when these investigations will be resolved.

Critical accounting estimates

The accounting estimates or assumptions that management considers to be the most important to the presentation of the Company’s financial condition or operating performance were discussed in our Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant additions or changes to these assumptions in first half 2005.

OPERATING RESULTS

Revenues

				Change attributable to:
Three months ended June 30,	2005	2004	% change	Foreign currency translation	Acquisitions and disposals	Organic revenue growth
	(millions)
Global	$263	$263	—	1%	2%	(3)%
North America	169	162	4%	—	1%	3%
International	98	91	8%	4%	1%	3%
Commissions and fees	530	516	3%	1%	2%	—
Investment income	19	16	19%	2%	1%	16%
Total revenues	$549	$532	3%	1%	2%	—

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

(ii)    Following a change to our reporting structure effective July 1, 2004, $19 million of revenues previously reported as North America for the three months ended June 30, 2004 were reclassified as Global revenues.

Second quarter 2005 revenues at $549 million were $17 million, or 3 percent, higher than in second quarter 2004 of which 1 percent was attributable to foreign currency translation and 2 percent to the net impact of acquisitions and disposals.

Our Global and International operations earn a significant portion of their revenues in currencies other than the US dollar. In second quarter 2005, reported revenues in Global and International benefited from the impact of foreign currency translation, in particular the strengthening of sterling and the euro against the dollar, compared with second quarter 2004.

Net acquisitions and disposals added 2 percent to Global’s second quarter 2005 commissions and fees compared with 2004. A 9 percent increase, mainly attributable to the Coyle Hamilton and Opus acquisitions in second half 2004 and CGI Consulting and Primary Worldwide acquisitions in first quarter 2005, was partly offset by the Stewart Smith sale in April 2005.

Organic revenue growth was flat with the benefit of net new business growth in all our operations offset by soft or declining rates in most of our markets and the $22 million reduction in market remuneration discussed above.

The following table analyses second quarter 2005 organic growth in commissions and fees by business:

		Market remuneration
	Commissions and fees excluding market remuneration	Volume and profit-based contingent commissions	Other market remuneration(i)	Total commissions and fees organic growth
Global	4%	—	(7)%	(3)%
North America	6%	(4)%	1%	3%
International	3%	—	—	3%
Group	4%	(1)%	(3)%	—

(i)     Other market remuneration includes compensation for product and market research carried out on behalf of insurers and income related to administration and other services provided to the market.

Global: Global revenues were adversely impacted by a $16 million reduction in other market remuneration. Commissions and fees, excluding market remuneration, were 4 percent higher than second quarter 2004. Rates were soft in virtually all the sectors we operate in and, in the reinsurance market, we are seeing a trend towards greater group buying and higher retentions. Despite the highly competitive market, net new business growth improved with our financial lines area in Global Markets and our niche businesses in Global Specialties doing particularly well.

North America: North America reported 3 percent organic growth despite the abolition of volume and profit-related contingent commissions with effect from October 2004. Excluding market remuneration, commissions and fees were 6 percent higher in second quarter 2005 despite a significant decline in rates. A survey by the Council of Insurance Agents and Brokers released in July 2005 reported that average rates had declined by over 9 percent in second quarter 2005 with the most significant decreases in commercial property. Net new business growth remained robust across all regions and businesses with improved retention rates also a significant contributor. Healthcare and executive risks expanded particularly well reflecting the benefit of our recent acquisitions and new hires.

International: Organic revenue growth in commissions and fees was 3 percent despite a further softening in rates in many areas, with Iberia, South Africa, our larger operations in Latin America and Asia all performing well.

Revenues for first half 2005 were $1,218 million compared with $1,197 million in first half 2004.  The increase was attributable to net new business in all the divisions, together with the net impact of acquisitions and disposals, partly offset by a $59 million decrease in market remuneration and the impact of soft or declining rates in most of our markets.  In addition, there was a small half on half benefit from the impact of foreign currency translation.

Volume and profit-based contingent commissions and other market remuneration by quarter in 2004 and 2005 are set out in the following table:

	Volume and profit-based contingent commissions		Other market remuneration
	2005	2004	2005	2004
	(millions)
First quarter	$3	$21	$3	$22
Second quarter	8	15	5	20
Third quarter		10		19
Fourth quarter		25		16
		$71		$77

General and administrative expenses

	Three months ended June 30,
	2005	2004
	(millions, except percentages)
Salaries and benefits	$309	$275
Other	98	98
General and administrative expenses	$407	$373
Salaries and benefits as a percentage of revenues	56%	52%

General and administrative expenses at $407 million were $34 million, or 9 percent, higher than in second quarter 2004 of which 1 percent was attributable to foreign currency translation and 4 percent was attributable to acquisitions net of disposals. Growth of 4 percent in the underlying cost base was mainly attributable to costs associated with the new hires net of savings arising from the first quarter 2005 headcount reduction program, and increased pension costs. The increase in pension costs reflected an increase in longevity, a fall in discount rates and the amortization of losses arising in prior years.

We continued to recruit revenue-earning and client-facing staff at approximately the same rate as in fourth quarter 2004 and first quarter 2005 with over half of the recruits joining North America. However, headcount increases due to new hires in the quarter were offset by employees leaving under the first quarter headcount reduction program. Salaries and benefits were 56 percent of second quarter 2005 revenues, compared with 52 percent in second quarter 2004, with 2 percentage points of the increase attributable to the fall in market remuneration referred to above, with the balance attributable to the net investment in new hires and higher pension costs. Excluding severance costs, salaries and benefits were 55 percent of revenues in first half 2005 and we believe this percentage will rise for the full year given further reductions in market derived income, further investment in new hires and higher retention costs in a competitive market.

General and administrative expenses at $918 million in first half 2005 were $126 million, or 16 percent, higher than in first half 2004. This increase was mainly attributable to a $28 million charge for severance payments in first half 2005, relating to the first quarter 2005 headcount reduction program, compared with severance charges of $4 million in first half 2004; an additional $20 million provision for legal claims following the March 31, 2005 review of legal cases; the net impact of acquisitions and disposals; the incremental cost of net new hires; and increased pension costs compared with 2004.

Operating income and operating margin

	Three months ended June 30,
	2005	2004
	(millions, except percentages)
Revenues	$549	$532
Operating income	206	153
Operating margin or operating income as a percentage of revenues	38%	29%

Operating income at $206 million was $53 million higher than second quarter 2004 primarily attributable to the $79 million gain on the disposal of Stewart Smith. Excluding net gains on the disposal of operations, operating margin was 23 percent in second quarter 2005 compared with 28 percent in second quarter 2004. Approximately 3 percent of the decline in operating margin was attributable to the elimination of volume and profit-based contingent commissions and the reduction in other market remuneration with the remainder primarily attributable to the net investment in new hires and higher pension costs.

Operating income at $300 million for first half 2005 was $87 million lower than first half 2004. Excluding net gains on disposal of operations, operating margin was 18 percent for first half 2005 compared with 32 percent in first half 2004. This decrease was mainly attributable to the $59 million reduction in market remuneration, together with the first quarter regulatory settlement of $51 million and related legal costs of $9 million, increased severance charges, the additional $20 million provision for legal claims in first quarter 2005, and the incremental cost of net new hires.

Income taxes

	Three months ended June 30,
	2005	2004
	(millions, except percentages)
Income before taxes	$200	$149
Income taxes	77	52
Effective tax rate	39%	35%

Income tax expense for second quarter 2005 amounted to $77 million, an effective tax rate of 39 percent which, combined with first quarter 2005 results, led to an effective tax rate of 36 percent for first half 2005. Excluding the net effect of the amortization of intangibles, disposal of operations, performance stock options and regulatory settlements, the effective tax rate in first half 2005 was 33 percent. Based on our forecast geographical mix of profits, we expect a similar rate to apply to 2005 full year profits.

Net income and earnings per share

	Three months ended June 30,
	2005	2004
	(millions, except per share data)
Net income	$119	$96
Earnings per diluted share	$0.72	$0.57
Average diluted number of shares outstanding	166	169

Second quarter 2005 net income was $119 million ($0.72 per diluted share), $23 million ($0.15 per diluted share) higher than second quarter 2004. Second quarter 2005 results benefited from the $78 million net gain on disposal of operations, primarily relating to the sale of Stewart Smith, which is equivalent to $41 million post-tax or $0.25 per diluted share. Excluding net gains on disposal of operations, net income for second quarter 2005 was $78 million, or $0.47 per diluted share, compared with $93 million, or $0.55 per diluted share, in second quarter 2004.

Stewart Smith’s results contributed $0.03 to second quarter 2004 net income per diluted share. The following table shows the impact of Stewart Smith on results in the previous five quarters:

	2004					2005
	Q1	Q2	Q3	Q4	FY	Q1
	(millions, except per share data)
Revenues	$15	$19	$18	$25	$77	$10
General and administrative expenses	10	10	11	13	44	11
Operating income (loss)	5	9	7	12	33	(1)
Income taxes	2	4	2	5	13	—
Net income	$3	$5	$5	$7	$20	$(1)
Contribution to diluted net income per share	$0.02	$0.03	$0.03	$0.04	$0.12	$—

Foreign currency translation reduced earning per diluted share by $0.01 compared with second quarter 2004 and a three million reduction in average diluted share count contributed $0.02. We expect foreign currency translation to reduce earnings per diluted share by approximately $0.04 in second half 2005 compared with second half 2004.

Net income for first half 2005 was $191 million, or $1.14 per diluted share, compared with $244 million, or $1.44 per diluted share, in first half 2004.  First half 2005 net income was impacted by a number of significant items: the $36 million post-tax cost of regulatory settlements in first quarter 2005 together with related legal costs, equivalent to $0.22 per diluted share; the $19 million post-tax cost of the first quarter 2005 headcount reduction program, equivalent to $0.11 per diluted share; the $14 million post-tax cost of the additional $20 million provision for legal claims following the March 31, 2005 review of legal cases, equivalent to $0.08 per diluted share; and the $41 million post-tax net gain on disposal of operations, equivalent to $0.25 per diluted share.  Stewart Smith’s results contributed $0.05 to first half 2004 results and $Nil to first half 2005.

LIQUIDITY AND CAPITAL RESOURCES

As part of our long term capital structure planning, we completed a senior notes offering of $600 million on July 1, 2005 enabling us to access an alternative source of finance for the Company at attractive rates and spreads. The issue also facilitates further access to the debt markets in the future, providing additional flexibility. The issue comprised $250 million 5 year notes priced at 5.125 percent and $350 million 10 year notes priced at 5.625 percent. Net proceeds after expenses totaled approximately $594 million and were used to repay our existing shorter term $450 million bank debt. The remaining balance will be used for general corporate purposes. We have retained an undrawn $150 million bank facility to provide short term flexibility.

Operating activities

Net cash provided by operations, which excludes fiduciary cash movements, was a $77 million outflow in first half 2005 compared with a $276 million inflow a year ago. The net cash outflow in 2005 was primarily attributable to a reclassification of approximately $200 million own funds to fiduciary funds under new Financial Services Authority (“FSA”) regulations in the United Kingdom which came into force in January 2005. The impact of the change in regulations will be seasonal. For full year 2005, we expect the impact of these regulations to be approximately $150 million.

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

Compared with first half 2004, net cash used by operations in first half 2005 was also adversely impacted by the abolition of volume and profit-based contingent commissions, the reduction in other market remuneration and increased recruitment spend.

Investing activities

Total net cash provided by investing activities was $75 million for first half 2005 compared with an $84 million outflow a year ago. Net cash proceeds from the sale of operations totaled $98 million pre-tax and were mainly attributable to the sale of Stewart Smith on April 14, 2005. Cash used for acquisitions in first half 2005 amounted to $16 million (net of cash acquired), primarily incurred in acquiring CGI Consulting Group and Primary Worldwide Corp. in the United States, CR King and Partners Limited in the United Kingdom and Essence, a Taiwanese broker. Cash used for acquisitions in first half 2004 totaled $67 million.

Financing activities

On April 27, 2005, the Board of Directors approved a new share buyback program for $300 million. This authorization was increased to $500 million on July 27, 2005. During second quarter 2005 we repurchased and subsequently canceled 4.4 million shares under this program at a cost of $152 million (2004: $198 million).

Cash used in financing activities amounted to $191 million in first half 2005, comprising share buybacks, $152 million, and dividend payments, $66 million, less $27 million proceeds from shares issued, compared with $172 million in the corresponding period of 2004 when, in addition to share buybacks of $198 million, there was a net inflow of $63 million from refinancing debt.

Cash dividends paid in first half 2005 were $66 million compared with $56 million a year ago. In February 2005, the quarterly cash dividend declared was increased by 15 percent to $0.215 per share, an annual rate of $0.86 per share. At this rate, the expected annual cost of dividends payable in 2005 will be approximately $138 million. We have funded dividends from cash generated internally by operations and expect to do so in the future.

As of June 30, 2005, we had cash and cash equivalents of $156 million, compared with $383 million at June 30, 2004. We expect that internally generated funds will be sufficient to meet our foreseeable operating cash requirements, capital expenditures and dividend payments. Additionally our undrawn $150 million revolving credit facility gives us additional financial flexibility.

Contractual obligations

On April 8, 2005, we reached settlements with the New York Attorney General, the Superintendent of Insurance of the State of New York and the Minnesota Attorney General to establish reimbursement funds of $51 million. In accordance with the agreements these amounts were paid by July 1, 2005. Apart from these settlements, there have been no other material changes in our contractual obligations since December 31, 2004.

Off-balance sheet transactions

Apart from commitments, guarantees and contingencies, as disclosed in Note 8 of Notes to the Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations or liquidity.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Other than the senior notes offering referred to in “Liquidity and Capital Resources” above and the subsequent repayment of bank debt, there have been no material changes with respect to market risk from that described in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The information set forth in Note 8 of Notes to the Consolidated Financial Statements, provided in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of the Company’s common stock were repurchased by the Company during the second quarter on a trade date basis:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
April 1, to April 30, 2005	—	—	—	$300,000,000
May 1, to May 31, 2005	3,143,100	$34.409	3,143,100	$190,271,155
June 1, to June 30, 2005	1,722,000	$33.040	1,722,000	$133,619,097
Total	4,865,100	$33.814	4,865,100

On April 27, 2005, the Board of Directors authorized an open-ended plan to purchase, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, shares of the Company’s common stock at an aggregate purchase price of up to $300 million. On July 27, 2005, the Board of Directors approved an increase in the authorization to $500 million.

Item 4—Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting on April 29, 2005 at which shareholders elected Ms Wendy E. Lane and Messrs Gordon M. Bethune, Joseph A. Califano Jr., James F. McCann, William W. Bradley, James R. Fisher, Perry Golkin, Paul M. Hazen, Scott C. Nuttall, Joseph J. Plumeri and Douglas B. Roberts were re-appointed as directors.

The table below sets out the number of votes cast for, against or withheld for each director:

Director	For	Against	Withheld
Gordon M. Bethune	126,079,764	—	155,739
William W. Bradley	125,924,016	—	311,487
Joseph A. Califano Jr.	126,068,241	—	167,262
James R. Fisher	124,598,253	—	1,637,250
Perry Golkin	124,623,269	—	1,611,738
Paul M. Hazen	126,095,447	—	140,056
Wendy E. Lane	126,096,019	—	139,484
James F. McCann	70,784,275	—	55,451,228
Scott C. Nuttall	124,617,773	—	1,617,730
Joseph J. Plumeri	126,093,152	—	142,351
Douglas B. Roberts	126,106,736	—	128,767

The shareholders also re-appointed Deloitte & Touche LLP as independent auditors until the conclusion of the next Annual General Meeting of shareholders. Of the shares voted, 125,867,834 were voted in favor, 240,749 were voted against and 126,960 were withheld.

The shareholders resolved that the Company’s 2001 Share Purchase and Option Plan be amended by increasing the number of the Company’s common stock available for issuance by 10,000,000 from 15,000,000 to 25,000,000. Of the shares voted, 93,506,846 were voted in favor, 19,414,588 were voted against and 179,498 were withheld.

The shareholders resolved that the definition of “Director” in the Rules of the Company’s 2001 Share Purchase and Option Plan be amended to include any member of the Board of Directors by deleting the words “who is an employee” in that definition. Of the shares voted, 94,487,361 were voted in favor, 18,420,284 were voted against and 193,287 were withheld.

The shareholders resolved that the adoption by the Board of the Willis Group Senior Management Incentive Plan be approved. Of the shares voted, 108,287,630 were voted in favor, 4,617,549 were voted against and 195,753 were withheld.

The shareholders resolved that bye-law 133(ii) be amended by replacing the figure “60” with the figure “90”. Of the shares voted, 125,931,452 were voted in favor, 162,354 were voted against and 141,697 were withheld.

The shareholders also resolved that bye-law 149 be amended by replacing the word “may” with the words “shall to the maximum extent permitted by law”. Of the shares voted, 125,704,396 were voted in favor, 395,692 were voted against and 135,415 were withheld.

Item 6—Exhibits

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
Thomas Colraine
Vice Chairman, Co-Chief Operating Office and
Group Chief Financial Officer
Dated: London, August 8, 2005