Form 10-Q
period 2005-09-30
WILLIS GROUP HOLDINGS LTD
filed 2005-11-07
CIK 1140536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

As of October 31, 2005, there were outstanding 157,401,295 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

WILLIS GROUP HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(millions, except per share data)
	(unaudited)
REVENUES
Commissions and fees	$469	$472	$1,650	$1,636
Interest income	18	18	55	51
Total revenues	487	490	1,705	1,687
EXPENSES
Salaries and benefits (including non-cash compensation of $nil, $4, $nil and $10)	313	276	1,008	871
Other operating expenses	89	93	312	290
Regulatory settlements (Note 8)	—	—	51	—
Depreciation expense	11	10	33	31
Amortization of intangible assets	2	2	7	4
Net gain on disposal of operations (Note 4)	—	—	(78)	(5)
Total expenses	415	381	1,333	1,191
OPERATING INCOME	72	109	372	496
Interest expense	9	6	21	15
Premium on redemption of subordinated notes	—	—	—	17
INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	63	103	351	464
INCOME TAXES	18	31	121	155
INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	45	72	230	309
EQUITY IN NET INCOME OF ASSOCIATES	5	3	17	15
MINORITY INTEREST	(1)	—	(7)	(5)
NET INCOME	$49	$75	$240	$319
NET INCOME PER SHARE (Note 6)
—Basic	$0.31	$0.48	$1.48	$2.02
—Diluted	$0.30	$0.45	$1.45	$1.89
AVERAGE NUMBER OF SHARES OUTSTANDING (Note 6)
—Basic	160	157	162	158
—Diluted	163	167	166	169
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.2150	$0.1875	$0.6450	$0.5625

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(millions, except share data)
	(unaudited)
ASSETS
Cash and cash equivalents	$185	$351
Fiduciary funds—restricted	1,665	1,505
Short-term investments	65	74
Accounts receivable, net of allowance for doubtful accounts of $37 in 2005 and $39 in 2004	7,967	7,316
Fixed assets, net of accumulated depreciation of $193 in 2005 and $209 in 2004	217	249
Goodwill and other intangible assets, net of accumulated amortization of $134 in 2005 and $127 in 2004	1,565	1,551
Investment in associates	136	132
Deferred tax assets	194	203
Other assets	284	272
TOTAL ASSETS	$12,278	$11,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,230	$8,562
Deferred revenue and accrued expenses	288	351
Income taxes payable	186	147
Long-term debt (Note 7)	600	450
Other liabilities	683	699
Total liabilities	10,987	10,209
COMMITMENTS AND CONTINGENCIES (Note 8)
MINORITY INTEREST	23	20
STOCKHOLDERS’ EQUITY
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 157,318,898 shares in 2005 and 162,743,722 shares in 2004	—	—
Additional paid-in capital	722	977
Retained earnings	810	675
Accumulated other comprehensive loss, net of tax (Note 9)	(253)	(212)
Treasury stock, at cost, 406,264 shares in 2005 and 697,220 shares in 2004	(11)	(16)
Total stockholders’ equity	1,268	1,424
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,278	$11,653

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2005	2004
	(millions)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$240	$319
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of operations, fixed assets and short-term investments	(78)	(5)
Depreciation	33	31
Amortization of intangible assets	7	4
Allowance for doubtful accounts	4	2
Minority interest	3	1
Provision for deferred income taxes	15	11
Subordinated debt redemption expense	—	17
Other	(4)	15
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	(225)	23
Accounts receivable	(1,039)	(579)
Accounts payable	1,083	567
Other assets and liabilities	(19)	(87)
Net cash provided by operating activities	20	319
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed assets	4	4
Additions to fixed assets	(23)	(34)
Acquisitions of subsidiaries, net of cash acquired	(25)	(78)
Investments in and advances to associates	—	(3)
Purchase of short-term investments	(36)	(70)
Proceeds on sale of short-term investments	42	63
Net cash proceeds from sale of operations	97	10
Net cash provided by (used in) investing activities	59	(108)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(450)	(370)
Draw down of term loans	—	450
Senior notes issued, net of debt issuance costs	594	—
Subordinated debt redemption expense	—	(17)
Repurchase of shares (Note 11)	(306)	(311)
Proceeds from issue of shares	32	30
Dividends paid	(101)	(85)
Net cash used in financing activities	(231)	(303)
DECREASE IN CASH AND CASH EQUIVALENTS	(152)	(92)
Effect of exchange rate changes on cash and cash equivalents	(14)	(2)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	351	364
CASH AND CASH EQUIVALENTS, END OF PERIOD	$185	$270

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

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the nine month period ended September 30, 2005 may not necessarily be indicative of the operating results that may be incurred for the entire fiscal year.

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Had compensation expense for such plans been determined consistent with the fair value method prescribed by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), using the Black-Scholes option-pricing model, the Company’s pro forma net income and net income per share would have been:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(millions, except per share data)
Net income, as reported	$49	$75	$240	$319
Add: Non-cash compensation expense—performance options included in reported net income, net of related tax of $nil, $(2), $nil and $(3)	—	2	—	7
Less: Total stock-based employee compensation expense determined under SFAS 123 for all awards, net of related tax of $1, $3, $4 and $5	(3)	(3)	(9)	(10)
Net income, pro forma	$46	$74	$231	$316
Net income per share:
Basic:
As reported	$0.31	$0.48	$1.48	$2.02
Pro forma	$0.29	$0.47	$1.43	$2.00
Diluted:
As reported	$0.30	$0.45	$1.45	$1.89
Pro forma	$0.28	$0.45	$1.41	$1.89

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

The fair values of both interest rate contracts and foreign currency contracts are recorded in other assets and other liabilities on the balance sheet. For contracts that are qualifying cash flow hedges as defined by SFAS 133, changes in fair value are recorded as a component of other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. For contracts that do not qualify for hedge accounting as defined by SFAS 133, changes in fair value are recorded in other operating expenses.

The changes in fair value of derivative financial instruments are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(millions)
Other Operating Expenses:
Interest rate contracts	$—	$1	$—	$1
Other Comprehensive Income:
Interest rate contracts (net of tax of $3, $nil, $4 and $6)	(5)	1	(8)	(14)
Foreign currency contracts (net of tax of $1, $2, $2 and $nil)	(4)	(5)	(5)	—

4.   NET GAIN ON DISPOSAL OF OPERATIONS

Net gain on disposal of operations in the nine months ended September 30, 2005 includes a $79 million gain arising on the sale of the Company’s US wholesale unit Stewart Smith on April 14, 2005. The carrying amounts of the Stewart Smith assets and liabilities disposed of are as follows:

(millions)
Current assets	$93
Fixed assets	1
Current liabilities	(91)

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

5.   PENSIONS PLANS AND OTHER EMPLOYEE BENEFITS

Pensions—The components of the net periodic benefit cost of the UK and US defined benefit plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
UK pension benefits	2005	2004	2005	2004
	(millions)
Components of net periodic benefit cost:
Service cost	$12	$10	$36	$31
Interest cost	21	21	67	61
Expected return on plan assets	(27)	(27)	(84)	(83)
Amortization of unrecognized prior service gain	—	(1)	(2)	(2)
Amortization of unrecognized actuarial loss	2	—	8	—
Net periodic benefit cost	$8	$3	$25	$7

	Three months ended September 30,		Nine months ended September 30,
US pension benefits	2005	2004	2005	2004
	(millions)
Components of net periodic benefit cost:
Service cost	$6	$5	$18	$15
Interest cost	8	7	24	21
Expected return on plan assets	(9)	(7)	(27)	(22)
Net periodic benefit cost	$5	$5	$15	$14

During the nine months ended September 30, 2005, $64 million and $31 million of contributions have been made to the UK and US defined benefit pension plans, respectively. The Company expects to contribute $76 million and $31 million for the full year 2005 to the UK and US defined benefit pension plans, respectively.

Severance costs—Severance costs relating to a headcount reduction programme of $28 million were recognized within salaries and benefits in the first quarter 2005. Following a review of the expense base in the light of the evolving business model for insurance brokerage, the Company identified approximately 500 people whose employment has been, or is in the process of being, terminated. Severance costs for these employees were recognized pursuant to the terms of their existing benefit arrangements or employee agreements. Of the $15 million accrual for severance costs brought forward at June 30, 2005, $8 million was paid in third quarter 2005 and $7 million has been carried forward at September 30, 2005. In some countries termination cash payments to employees are spread over periods of up to two years. The Company expects to have paid most of the costs by December 31, 2005. Severance costs also arise in the normal course of business and these charges amounted to $2 million in the three and nine months ended September 30, 2005 (2004: $3 million for three months ended September 30; $7 million for nine months ended September 30).

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6.   NET INCOME PER SHARE (Continued)

At September 30, 2005, time-based and performance-based options to purchase 12.4 million and 1.4 million (2004: 18.0 million and 5.2 million) shares, respectively, and 0.3 million (2004: 0.5 million) restricted shares, were outstanding. Basic and diluted net income per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(millions, except per share data)
Net income	$49	$75	$240	$319
Basic average number of shares outstanding	160	157	162	158
Dilutive effect of potentially issuable shares	3	10	4	11
Diluted average number of shares outstanding	163	167	166	169
Basic net income per share	$0.31	$0.48	$1.48	$2.02
Dilutive effect of potentially issuable shares	(0.01)	(0.03)	(0.03)	(0.13)
Diluted net income per share	$0.30	$0.45	$1.45	$1.89

Options to purchase 6.1 million shares were not included in the computation of the dilutive effect of stock options for the three and nine month periods ended September 30, 2005 because their effect was antidilutive (2004: 5.1 million shares).

7.   LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2005	December 31, 2004
	(millions)
5.125% Senior Notes due 2010	$250	$—
5.625% Senior Notes due 2015	350	—
Senior Credit Facility, term loans	—	450
	$600	$450

On December 4, 2003, the Company entered into a credit agreement providing a $450 million term loan facility and a $150 million revolving credit facility.

On February 2, 2004, the Company redeemed all the then outstanding 9% senior subordinated notes at a redemption price of 104.5%. On the same day, the Company drew down $300 million of term loans under the senior credit facility. The remaining $150 million of term loans under the senior credit facility was drawn down on June 1, 2004.

On July 1, 2005, the Company completed a senior notes offering of $600 million, comprising $250 million, 5 year notes priced at 5.125 percent and $350 million, 10 year notes priced at 5.625 percent. The net proceeds from the offering were used to repay the then existing $450 million term loans on July 6, 2005 and the remainder used for general corporate purposes including additional pension fund contributions of $50 million.

On October 17, 2005, the Company completed the re-financing of the 2003 undrawn revolving credit facility. The $150 million revolving credit facility has been replaced by a new $300 million revolving credit facility with a term of 5 years.

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

Errors and omissions claims, lawsuits and other proceedings arising in the ordinary course of business are covered by professional indemnity or other appropriate insurance. The terms of this insurance varies by policy year and self-insured deductibles have increased significantly over recent years. In respect of self-insured deductibles, the Company has established provisions based on actuarial estimates together with individual case reviews which are believed to be adequate in the light of current information and legal advice, and the Company adjusts such provisions from time to time according to developments. On the basis of current information, the Company does not expect that the actual claims, lawsuits and other proceedings, including the proceedings to which the Company is subject, relating to matters of which it is aware will ultimately have a material adverse effect on the Company’s financial condition, results of operations or liquidity. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Proceedings Relating to Contingent Compensation Arrangements—In April 2005, the Company entered into an Assurance of Discontinuance (“NY AOD”) with the New York Attorney General and the New York Superintendent of Insurance resolving the investigation commenced by the New York Attorney General in April 2004 which concerned, among other things, arrangements pursuant to which insurers compensated insurance brokers for distribution and other services provided to insurers and, as the investigation of brokers and insurers continued, broadened into an investigation of other practices, bid rigging, tying and other possible violations of law, including violations of fiduciary duty, securities laws, and antitrust laws. Pursuant to the NY AOD, the Company has paid $50 million into a fund that will be distributed to eligible customers by February 2006. The Company has also agreed to continue certain business reforms it had already implemented and to implement certain other business reforms. These reforms include an agreement not to accept contingent compensation; and an undertaking to disclose to customers any compensation the Company will receive in connection with providing policy placement services to the customer. The Company also resolved a similar investigation commenced by the Minnesota Attorney General by entering into an Assurance of Discontinuance pursuant to which the Company agreed, among other things, to pay an additional $1 million to Minnesota customers and to continue or implement the business reforms described in the NY AOD. On October 1, 2005, the Company mailed letters to customers who are eligible to receive distributions out of the fund. Customers have until February 6, 2006, to respond. The Company continues to respond to requests for documents and information by the regulators and /or attorneys general of more than twenty other states, the District of Columbia, one US city, Canada, and Australia that are conducting similar investigations. The Company is co-operating fully with these investigations. The Company has engaged in discussions with regulators and attorneys general about their investigations. The Company cannot predict at this time how or when those investigations will be resolved.

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

In August 2004, a proceeding was commenced in the Superior Court of the State of California, County of San Diego against the Company by United Policyholders, an organization purporting to act in a representative capacity on behalf of the California general public. The complaint alleges that the compensation arrangements between the Company and insurance carriers constitute deceptive trade practices, and it seeks both injunctive and equitable relief, including restitution. That action was dismissed in December 2004. The dismissal of the complaint was based on the retroactive application of newly passed legislation. The Supreme Court of California is presently considering whether this newly passed legislation should have retroactive application. The court’s decision will determine whether this case will be reactivated. Since August 2004, various plaintiffs have filed purported class actions, in New York, Illinois, California, New Jersey, Massachusetts, and Florida, under a variety of legal theories, including state tort, contract, fiduciary duty and statutory theories, and federal antitrust and RICO theories, and we expect that further suits may be filed. Other than a federal suit in Illinois that was voluntarily dismissed by the plaintiff in May 2005, all of the federal actions have been consolidated into two actions in federal court in New Jersey. One of the consolidated actions addresses employee benefits, while the other consolidated action addresses all other lines of insurance. In addition to the two federal actions, the Company has also been named as a defendant in purported class actions in state courts in Florida and Massachusetts. Both the consolidated federal actions and the state actions name various insurance carriers and insurance brokerage firms, including the Company, as defendants. The complaints seek monetary damages and equitable relief and make allegations regarding the practices and conduct that has been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers are breaching their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients, of bid rigging, tying, and of the improper use of affiliated wholesalers. The complaints also allege the existence of a conspiracy among the insurance carriers and brokers and the federal court complaints allege violations of the federal RICO statute. The Company disputes these allegations and intends to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

Gender Discrimination Class Action—A federal district court action was commenced against us in 2001 on behalf of an alleged nationwide class of present and former female officer and officer equivalent employees alleging that we discriminated against them on the basis of their gender and seeking injunctive relief, money damages, attorneys’ fees and costs. To date the court has denied plaintiffs’ motions to certify a nationwide class or to grant nationwide discovery, but has certified a class of female officers and officer equivalent employees based in our Northeast (New York, New Jersey and Massachusetts) offices. We believe that the purported class consists of approximately 200 women, but we believe that the class certification is improper. We filed a petition for an immediate appeal of the class certification ruling which was denied. Even if the judge’s class certification ruling is ultimately upheld on appeal, we believe that we have valid defenses to the discrimination claims on the merits. The parties recently participated in

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

8.   COMMITMENTS AND CONTINGENCIES (Continued)

mediation before a court appointed mediator which has not yet brought about a settlement. We cannot predict at this time what, if any, damages might result from this action.

Pender Insurance Limited/Captive Insurance Management—Legal proceedings have been commenced in the English Commercial Court by Cable & Wireless Plc and Pender Insurance Limited, its captive insurer, against six of their former employees and certain other individuals and entities, and more recently two of our subsidiaries and one of our former employees. We acted through one of our subsidiaries as an independent captive manager for Pender from 1990 to 2003. The plaintiffs allege a fraudulent conspiracy involving the manner in which Pender was managed, operated or advised by the defendants, which allegedly resulted in substantial damages to the plaintiffs and, in a second claim, negligence with respect to certain reinsurance policies. The trial commenced on October 3, 2005. We are unable at this time to ascertain the total amount of damages suffered by the claimants or what portion, if any, of those damages the court might ultimately determine to be the responsibility of the Willis defendants.

World Trade Center—We acted as the insurance broker, but not as an underwriter, for the placement of both property and casualty insurance for a number of entities which were directly impacted by the September 11, 2001 destruction of the World Trade Center complex, including Silverstein Properties LLC, which acquired a 99-year leasehold interest in the twin towers and related facilities from the Port Authority of New York and New Jersey in July 2001. Although the World Trade Center complex insurance was bound at or before the July 2001 closing of the leasehold acquisition, consistent with standard industry practice, the final policy wording for the placements was still in the process of being finalized when the twin towers and other buildings in the complex were destroyed on September 11, 2001.

There are a number of lawsuits pending in the United States between the insured parties and the insurers for several placements, including the Silverstein property placement. The principal issue in dispute in the Silverstein property litigation is whether the September 11 events constituted one or more occurrences for the purposes of the relevant insurance policies, and the outcome of this issue will significantly impact the amount that the insurers ultimately pay on the property policies. A federal court action was commenced in the Southern District of New York on October 19, 2005, by CDL Hotels USA, Inc. and Millennium & Copthorne Hotels alleging that Willis, in placing the property insurance, failed to procure the amount of business interruption coverage requested by CDL and Millenium and confirmed by Willis. As a result of alleged damages to several of its hotels from the events of September 11, 2001, CDL and Millennium are seeking damages in excess of $45 million. We dispute the allegations in the complaint and intend to vigorously defend ourselves at trial. We cannot predict at this time what, if any, damages might result from this action. Other disputes may also arise in respect of the World Trade Center insurance placed by us which could affect the Company, including claims by one or more of the insureds that we made culpable errors or omissions in connection with our brokerage activities. However, we do not believe that our role as broker will lead to liabilities which in the aggregate would have a material adverse effect on our results of operations, financial condition or liquidity.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

9.   ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX

The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(millions)
Net income	$49	$75	$240	$319
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1)	1	(28)	4
Net loss on derivative instruments (net of tax of $4, $2, $6 and $6)	(9)	(4)	(13)	(14)
Other comprehensive loss (net of tax of $4, $2, $6 and $6)	(10)	(3)	(41)	(10)
Comprehensive income	$39	$72	$199	$309

The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 30, 2005	December 31, 2004
	(millions)
Net foreign currency translation adjustment	$(32)	$(4)
Net minimum pension liability adjustment	(227)	(227)
Net unrealised gain on derivative instruments	6	19
Accumulated other comprehensive loss, net of tax	$(253)	$(212)

10.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Nine months ended September 30,
	2005	2004
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$41	$89
Cash payments for interest	$12	$25
Supplemental disclosures of non-cash flow investing and financing activities:
Issue of stock on acquisition of subsidiaries	$3	$28
Deferred payments on acquisitions of subsidiaries	1	7
Acquisitions:
Fair value of assets acquired	$7	$37
Less: liabilities assumed	(10)	(34)
cash acquired	—	(7)
Liabilities assumed, net of cash acquired	$(3)	$(4)

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

11.   COMMON STOCK

On April 27, 2005, the Board of Directors authorized an open-ended plan to purchase, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, shares of the Company’s common stock at an aggregate purchase price of up to $300 million. On July 27, 2005, the Board of Directors approved an increase in the authorization to $500 million. During the first nine months of 2005, the Company repurchased 8.8 million shares for a total consideration of $306 million. Repurchased shares were subsequently canceled.

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

13.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On July 1, 2005, Willis North America Inc. (“Willis North America”) issued debt securities totaling $600 million under its April 2003 registration statement. The debt securities are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Group Limited, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

Presented below is condensed consolidating financial information for: i) Willis Group Holdings, which is a guarantor, on a parent company only basis; ii) the Other Guarantors which are all wholly owned subsidiaries of the parent; iii) the Issuer, Willis North America; iv) Other, which are the non-guarantor subsidiaries, on a combined basis; v) Eliminations; and vi) Consolidated Company and subsidiaries. The equity method has been used for all investments in subsidiaries.

The entities included in the Other Guarantors column are Willis Group Limited, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidated Statement of Operations

	Three months ended September 30, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$469	$—	$469
Interest income	—	—	4	26	(12)	18
Total revenues	—	—	4	495	(12)	487
EXPENSES
Salaries and benefits	—	—	—	317	(4)	313
Other operating expenses	—	3	(7)	104	(11)	89
Depreciation expense	—	—	1	10	—	11
Amortization of intangible assets	—	—	—	—	2	2
Net gain on disposal of operations	—	—	—	(8)	8	—
Total expenses	—	3	(6)	423	(5)	415
OPERATING (LOSS) INCOME	—	(3)	10	72	(7)	72
Investment income from Group undertakings	206	1,180	5	152	(1,543)	—
Interest expense	—	(47)	(18)	(25)	81	(9)
INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	206	1,130	(3)	199	(1,469)	63
INCOME TAXES	—	4	(3)	59	(42)	18
INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	206	1,126	—	140	(1,427)	45
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	5	—	5
MINORITY INTEREST	—	—	—	—	(1)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	(157)	(1,095)	(7)	—	1,259	—
NET INCOME (LOSS)	$49	$31	$(7)	$145	$(169)	$49

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidated Statement of Operations

	Three months ended September 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$472	$—	$472
Interest income	—	—	2	22	(6)	18
Total revenue	—	—	2	494	(6)	490
EXPENSES
Salaries and benefits (including non-cash compensation of $4 in Other)	—	—	—	276	—	276
Other operating expenses	3	1	12	78	(1)	93
Depreciation expense	—	—	—	10	—	10
Amortization of intangible assets	—	—	—	—	2	2
Net loss on disposal of operations	—	—	573	—	(573)	—
Total expenses	3	1	585	364	(572)	381
OPERATING (LOSS) INCOME	(3)	(1)	(583)	130	566	109
Investment income from Group undertakings	—	54	11	—	(65)	—
Interest expense	—	(51)	(8)	(19)	72	(6)
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF ASSOCIATES	(3)	2	(580)	111	573	103
INCOME TAXES	—	—	(3)	40	(6)	31
(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES	(3)	2	(577)	71	579	72
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	3	—	3
EQUITY ACCOUNT FOR SUBSIDIARIES	78	76	590	—	(744)	—
NET INCOME	$75	$78	$13	$74	$(165)	$75

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidated Statement of Operations

	Nine months ended September 30, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,650	$—	$1,650
Interest income	—	—	9	79	(33)	55
Total revenues	—	—	9	1,729	(33)	1,705
EXPENSES
Salaries and benefits	—	—	—	1,054	(46)	1,008
Other operating expenses	1	18	(5)	289	9	312
Regulatory settlements	—	—	51	—	—	51
Depreciation expense	—	—	3	30	—	33
Amortization of intangible assets	—	—	—	—	7	7
Net gain on disposal of operations	—	—	—	(129)	51	(78)
Total expenses	1	18	49	1,244	21	1,333
OPERATING (LOSS) INCOME	(1)	(18)	(40)	485	(54)	372
Investment income from Group undertakings	206	1,287	87	204	(1,784)	—
Interest expense	—	(139)	(41)	(76)	235	(21)
INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	205	1,130	6	613	(1,603)	351
INCOME TAXES	—	—	(30)	146	5	121
INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	205	1,130	36	467	(1,608)	230
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	17	—	17
MINORITY INTEREST	—	—	—	(1)	(6)	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	35	(941)	(89)	—	995	—
NET INCOME (LOSS)	$240	$189	$(53)	$483	$(619)	$240

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidated Statement of Operations

	Nine months ended September 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,636	$—	$1,636
Interest income	—	—	6	60	(15)	51
Total revenues	—	—	6	1,696	(15)	1,687
EXPENSES
Salaries and benefits (including non-cash compensation of $10 in Other)	—	—	—	871	—	871
Other operating expenses	4	(1)	11	291	(15)	290
Depreciation expense	—	—	3	28	—	31
Amortization of intangible assets	—	—	—	—	4	4
Net loss (gain) on disposal of operations	—	—	573	568	(1,146)	(5)
Total expenses	4	(1)	587	1,758	(1,157)	1,191
OPERATING (LOSS) INCOME	(4)	1	(581)	(62)	1,142	496
Investment income from Group undertakings	254	1,353	69	88	(1,764)	—
Interest expense	—	(152)	(22)	(58)	217	(15)
Premium on redemption of subordinated notes	—	—	(17)	—	—	(17)
INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	250	1,202	(551)	(32)	(405)	464
INCOME TAXES	—	4	(6)	161	(4)	155
INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	250	1,198	(545)	(193)	(401)	309
EQUITY IN NET INCOME OF ASSOCIATES	—	—	—	15	—	15
MINORITY INTEREST	—	—	—	(1)	(4)	(5)
EQUITY ACCOUNT FOR SUBSIDIARIES	69	(875)	606	—	200	—
NET INCOME (LOSS)	$319	$323	$61	$(179)	$(205)	$319

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheets

	As at September 30, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$12	$—	$6	$167	$—	$185
Fiduciary funds—restricted	—	—	96	1,569	—	1,665
Accounts receivable	232	2,809	1,283	9,159	(5,516)	7,967
Goodwill and other intangible assets	—	—	—	222	1,343	1,565
Other assets	—	88	17	894	(103)	896
Equity accounted subsidiaries	1,230	2,028	755	2,030	(6,043)	—
TOTAL ASSETS	$1,474	$4,925	$2,157	$14,041	$(10,319)	$12,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$170	$3,525	$1,568	$9,507	$(5,540)	$9,230
Deferred revenue and accrued expenses	—	—	2	293	(7)	288
Income taxes payable	—	141	—	114	(69)	186
Other liabilities	36	17	661	558	11	1,283
Total liabilities	206	3,683	2,231	10,472	(5,605)	10,987
MINORITY INTEREST	—	—	—	2	21	23
STOCKHOLDERS’ EQUITY	1,268	1,242	(74)	3,567	(4,735)	1,268
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,474	$4,925	$2,157	$14,041	$(10,319)	$12,278

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheets

	As at December 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$79	$58	$14	$200	$—	$351
Fiduciary funds—restricted	—	—	90	1,415	—	1,505
Accounts receivable	156	2,417	847	8,798	(4,902)	7,316
Goodwill and other intangible assets	—	—	—	221	1,330	1,551
Other assets	—	56	14	927	(67)	930
Equity accounted subsidiaries	1,300	2,016	812	1,939	(6,067)	—
TOTAL ASSETS	$1,535	$4,547	$1,777	$13,500	$(9,706)	$11,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$79	$3,171	$1,354	$8,877	$(4,919)	$8,562
Deferred revenue and accrued expenses	1	—	2	362	(14)	351
Income taxes payable	—	108	—	125	(86)	147
Other liabilities	31	—	492	589	37	1,149
Total liabilities	111	3,279	1,848	9,953	(4,982)	10,209
MINORITY INTEREST	—	—	—	2	18	20
STOCKHOLDERS’ EQUITY	1,424	1,268	(71)	3,545	(4,742)	1,424
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,535	$4,547	$1,777	$13,500	$(9,706)	$11,653

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$(5)	$(35)	$62	$—	$20
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash proceeds from sale of operations	—	—	—	97	—	97
Cashflow on intra-group transfer of subsidiary	57	—	—	(57)	—	—
Other	(5)	—	(1)	(32)	—	(38)
Net cash provided by (used in) investing activities	52	—	(1)	8	—	59
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	(450)	—	—	(450)
Senior notes issued, net of debt issuance costs	—	—	594	—	—	594
Repurchase of shares	(306)	—	—	—	—	(306)
Amounts owed by and to Group undertakings	14	(28)	(200)	214	—	—
Dividends paid	105	(35)	84	(255)	—	(101)
Other	70	10	—	(48)	—	32
Net cash used in financing activities	(117)	(53)	28	(89)	—	(231)
DECREASE IN CASH AND CASH EQUIVALENTS	(67)	(58)	(8)	(19)	—	(152)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(14)	—	(14)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79	58	14	200	—	351
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12	$—	$6	$167	$—	$185

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

13.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$8	$4	$309	$—	$319
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of subsidiaries, net of cash acquired	(41)	—	(573)	(610)	1,146	(78)
Other	—	(3)	(2)	(25)	—	(30)
Net cash used in investing activities	(41)	(3)	(575)	(635)	1,146	(108)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	(370)	—	—	(370)
Draw down of term loans	—	—	450	—	—	450
Repurchase of shares	(311)	—	—	—	—	(311)
Amounts owed by and to Group undertakings	68	208	441	429	(1,146)	—
Dividends paid	170	(225)	37	(67)	—	(85)
Other	78	3	(17)	(51)	—	13
Net cash provided by (used in) financing activities	5	(14)	541	311	(1,146)	(303)
DECREASE IN CASH AND CASH EQUIVALENTS	(38)	(9)	(30)	(15)	—	(92)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2)	—	(2)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48	9	148	159	—	364
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10	$—	$118	$142	$—	$270

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

Market overview

2005 is a year of transition for the insurance industry. Following the various regulatory investigations, there have been widespread changes in market practices, including the elimination of volume and profit-based contingents for global brokers and significant reductions in other remuneration received from the market. As a result of these changes, we see opportunities to quote for and win new business and to recruit talented staff enabling us to grow our franchise in the longer term. At the same time the market is highly competitive: insurance premium rates continue to decline; new and existing competitors are aggressively cutting fees to retain or win new business; and there are upward pressures on the cost of hiring and retaining the best people. The combination of these factors in 2005 has had an adverse impact on margins throughout the industry.

It is still too early to assess the long term impact of the recent Gulf Coast hurricanes on our business. In the short term, we anticipate a hardening of reinsurance rates in property and energy, and possibly marine and property risks with an exposure to catastrophe. We do not believe there will be a significant related impact on our revenues in 2005.

Results for third quarter 2005

Net income for third quarter 2005 was $49 million, or $0.30 per diluted share, compared with $75 million, or $0.45 per diluted share, in 2004. Total revenues at $487 million for third quarter 2005 were in line with 2004 revenues of $490 million. Strong growth in commissions and fees reflecting net new business and improved client retention were offset by a $25 million reduction in market remuneration and the impact of declining rates. Operating margin for third quarter 2005 was 15 percent compared with 22 percent in 2004 and was adversely impacted by the reduction in market remuneration and increased investment spend on new hires.

Results for the nine months ended September 30, 2005

Net income for the nine months ended September 30, 2005 was $240 million, or $1.45 per diluted share, compared with $319 million, or $1.89 per diluted share, in 2004. Total revenues at $1,705 million were $18 million, or 1 percent, higher than in 2004 as net new business growth and improved client retention rates in all divisions more than offset the impacts of a sharp reduction in market remuneration and falling rates.

Operating margin for the nine months ended September 30, 2005 was 22 percent compared with 29 percent in 2004 with the decline attributable to the sharp reduction in market remuneration and increased investment spend on new hires, together with first quarter charges for regulatory settlements and related costs, increased severance payments and a $20 million additional charge for legal provisions following the March 31, 2005 review of legal proceedings. A $79 million gain on the sale of Stewart Smith in April 2005 partly offset the adverse impact of the significant first quarter charges.

Market remuneration

In October 2004, we announced that we were abolishing volume and profit-based contingent commissions. We do not expect to earn any contingent commissions in respect of 2005 and future years although we have received immaterial amounts in 2005 in relation to the winding-up of non-US contracts from prior years. In the nine months ended September 30, 2005 we received $12 million, all of which related to 2004 arrangements, compared with $46 million in the nine months ended September 30, 2004 and $71 million for fiscal 2004. In third quarter 2005, we received $1 million, all of which related to 2004 arrangements, compared with $10 million in third quarter 2004.

In addition to volume and profit-based contingent commissions, we earned other market remuneration in 2004 which included fees received for product and market research carried out on behalf of insurers and income related to administration and other services provided to the market. Following the regulatory investigations into volume and profit-based contingent commissions, we entered negotiations with the insurance markets to restructure this remuneration. However, we have not been as successful as we had hoped in restructuring these agreements and other market remuneration in the nine months ended September 30, 2005 totaled only $11 million, compared with $61 million in the nine months ended September 30, 2004 and $77 million for fiscal 2004. In third quarter 2005, other market remuneration totaled $3 million compared with $19 million in third quarter 2004.

Net new hires

We continue to hire new brokers and client-facing and technical staff who we believe will help us achieve our long term growth objectives. At the same time, employees have left under the first quarter 2005 headcount reduction program. Headcount has therefore remained broadly static over the nine months ended September 30, 2005 but we believe the revised mix will be more productive. However, our experience shows that new brokers generally take 18 to 24 months or longer before they are profitable. In the short term, therefore, our operating margin has been and is likely to continue to be adversely impacted by the elapsed time between the higher recruitment and salary costs and the benefit of the incremental revenue streams.

Future outlook

As a consequence of the significant increase in competition for accounts, sharp reduction in market remuneration, and investment spend on net new hires and IT processes, together with the pressure on staff retention costs in a more competitive market over the past nine months, we believe that our operating margin (operating income as a percentage of revenues) for fiscal 2005 is likely to be lower than in recent years. In addition, our results in 2005 have been impacted by a number of significant items:

•  net gains on disposal of operations of $78 million, in particular the gain on disposal of Stewart Smith in second quarter 2005;

•  regulatory settlements in the first quarter 2005 of $51 million, together with related legal costs of $9 million;

•  a $28 million headcount reduction program in first quarter 2005; and

•  a $20 million additional charge to increase provisions following the March 31, 2005 review of legal proceedings.

The annualized impact of these significant items on operating margin is 1 percent. As a consequence of the above, we believe that full year operating margin for 2005 will likely be in the region of 21 percent. Excluding the impact of the significant items listed above, we expect that full year operating margin for 2005 will be 22 percent. We expect that total revenues for fourth quarter 2005 will be lower than fourth quarter 2004 with the adverse impacts of net disposals, principally Stewart Smith, significantly lower market derived income and foreign currency translation more than offsetting the benefit of net new business growth. In 2006 we anticipate organic revenue growth along with modest operating margin expansion. However, given the inherent unpredictability of our business, actual results may differ from those predicted for a number of reasons, including unexpected changes in market conditions, adverse developments in litigation matters and regulatory issues.

During the nine months ended September 30, 2005, we completed 5 acquisitions with annual revenues of approximately $15 million and do not expect to see any significant increase in this level of activity in the short term. Many smaller brokers still accept volume and profit-based contingent compensation. As noted above, we no longer accept contingent compensation and therefore attribute no value to such revenues in a potential acquiree: our ability to offer a competitive price to such brokers is consequently limited.

We therefore believe that in the shorter term, our growth will be primarily organic based on winning new accounts; increasing business with existing clients; improving client retention rates; and hiring new revenue generating staff.

Cash and financing

Cash at September 30, 2005 was $185 million, $166 million lower than at December 31, 2004 with the decrease primarily due to a reclassification of approximately $150 million from own funds to fiduciary funds under new UK regulations—see “Liquidity and Capital Resources” below. Net cash inflow from operating activities including the reclassification from own funds to fiduciary funds was $20 million. Cash generated from other operating sources was approximately $170 million and, together with the proceeds of $96 million from the Stewart Smith disposal and cash brought forward, was used to fund $306 million share buybacks (8.8 million shares at an average price of $34.83) and dividends of $101 million.

As part of our long term capital restructuring, we have replaced the bank loan agreement we entered into in December 2003, which included a $450 million term loan facility and a $150 million revolving credit facility. On July 1, 2005 we completed a $600 million notes offering, comprising $350 million 10 year notes at 5.625 percent and $250 million 5 year notes at 5.125 percent. Proceeds from the offering were used to repay the existing $450 million bank loan on July 6, 2005 and the remainder used for general corporate purposes including additional pension fund contributions of $50 million. On October 17, 2005, we entered into a new $300 million 5 year revolving credit facility which replaced the existing $150 million facility. Our capitalization ratio (total long-term debt to total long-term debt and equity) was 32 percent at September 30, 2005 compared with 24 percent at December 31, 2004.

Regulatory proceedings

Further to the agreements reached with the New York Attorney General, the New York Superintendent of Insurance and the Minnesota Attorney General in first quarter 2005, we paid $51 million on July 1, 2005 into bank accounts for reimbursement funds. We continue to respond to requests for documents and information from the regulators and/or attorneys general of more than twenty other states, the District of Columbia, one US city, Canada and Australia who are conducting similar regulatory proceedings. We are co-operating fully with these investigations but at this time cannot predict how or when these investigations will be resolved.

Critical accounting estimates

The accounting estimates or assumptions that management considers to be the most important to the presentation of the Company’s financial condition or operating performance were discussed in our Annual Report on Form 10-K for the year ended December 31, 2004. There were no significant additions or changes to these assumptions in the nine months to September 30, 2005.

OPERATING RESULTS

Revenues

				Change attributable to:
				Foreign	Acquisitions	Organic
			%	currency	and	revenue
	2005	2004	change	translation	disposals	growth(i)
	(millions)
Three months ended September 30,
Global	$219	$234	(6)%	(2)%	0%	(4)%
North America	168	158	6%	0%	1%	5%
International	82	80	2%	(2)%	1%	3%
Commissions and fees	$469	$472	(1)%	(2)%	1%	0%
Investment income	18	18	0%	0%	1%	(1)%
Total revenues	$487	$490	(1)%	(2)%	1%	0%
Nine months ended September 30,
Global	$844	$851	(1)%	0%	3%	(4)%
North America	479	476	1%	0%	1%	0%
International	327	309	6%	2%	1%	3%
Commissions and fees	$1,650	$1,636	1%	1%	2%	(2)%
Investment income	55	51	8%	3%	1%	4%
Total revenues	$1,705	$1,687	1%	0%	2%	(1)%

(i)    Organic revenue growth excludes the impact of foreign currency translation and acquisitions and disposals from reported revenues. We use organic revenue growth as a measure of business growth generated by operations that were part of the Company at the end of the period. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

Third quarter 2005 revenues at $487 million were $3 million, or 1 percent, lower than in third quarter 2004 with a 2 percent decrease attributable to foreign currency translation partly offset by a 1 percent increase attributable to the net impact of acquisitions and disposals. Revenues for the nine months ended September 30, 2005 were $18 million, or 1 percent, higher than in 2004 with a 2 percent increase attributable to the net impact of acquisitions and disposals more than offsetting a 1 percent decline in organic revenues.

Our Global and International operations earn a significant portion of their revenues in currencies other than the US dollar. In third quarter 2005, reported revenues in Global and International were adversely impacted by foreign currency translation, in particular due to the strengthening of the dollar against both sterling and the euro, compared with third quarter 2004.

Net acquisitions and disposals added 1 percent to total revenues in third quarter 2005 and 2 percent to revenues for the nine months ended September 30, 2005 compared with 2004. In Global the benefit of recent acquisitions, mainly the Coyle Hamilton and Opus acquisitions in second half 2004, was offset by the impact of the Stewart Smith sale in April 2005. In North America, growth attributable to acquisitions was mainly due to the CGI Consulting and Primary acquisitions in first quarter 2005.

Organic revenues in third quarter 2005 were in line with third quarter 2004 and 1 percent lower for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. Net new business growth in all our operations and improved client retention in 2005 were offset by soft or declining rates in most of our markets and the sharp reduction in market remuneration compared with 2004 discussed above.

The following tables analyze 2005 organic growth in commissions and fees by business for both third quarter 2005 and the nine months ended September 30, 2005:

		Market remuneration
	Commissions
	and fees	Volume and		Total
	excluding	profit-based		commissions
	market	contingent	Other market	and fees organic
	remuneration	commissions	remuneration(i)	growth
Three months ended September 30, 2005
Global	6%	(2)%	(8)%	(4)%
North America	6%	(1)%	0%	5%
International	4%	(1)%	0%	3%
Group	6%	(2)%	(4)%	0%
Nine months ended September 30, 2005
Global	3%	(1)%	(6)%	(4)%
North America	5%	(5)%	0%	0%
International	3%	0%	0%	3%
Group	4%	(2)%	(4)%	(2)%

(i)    Other market remuneration includes compensation for product and market research carried out on behalf of insurers and income related to administration and other services provided to the market.

Global:   Global revenues were adversely impacted by a $22 million reduction in market remuneration in third quarter 2005 compared with 2004 and a $58 million reduction for the nine months ended September 30, 2005 compared with 2004. Commissions and fees, excluding market remuneration, were 6 percent higher in third quarter 2005 and 3 percent higher for the nine months ended September 30, 2005 compared with 2004. Rates were soft in virtually all the sectors we operate in and, in the reinsurance market, we are seeing a trend towards more centralized buying and higher retentions. Despite the highly competitive market, net new business growth improved and we saw some benefit from London market derived income migrating to fees. Our North America and International areas within Reinsurance, Financial and Professional Services in Global Markets and Aerospace and Niche businesses in Global Specialties all performed well.

North America:   North America reported 5 percent organic growth in third quarter 2005 compared with 2004. For the nine months ended September 30, 2005, organic revenues were in line with 2004 as net new business growth was offset by a $26 million reduction in market remuneration, together with the impact of declining rates. Excluding market remuneration, commissions and fees were 6 percent higher in third quarter 2005 and 5 percent higher for the nine months ended September 30, 2005 compared with 2004 despite declining rates particularly in the first half of 2005. Net new business growth remained robust across all regions and businesses with improved retention rates also a significant contributor. Overall, most regional sectors are performing well and we are seeing good growth in the financial institutions and large account practices. In our large account practice, we have seen a sustained increase in requests for proposals with total new business in the nine months to September 30, 2005 higher than that achieved in full year 2004.

International:   Organic revenue growth in commissions and fees was 3 percent for third quarter 2005 compared with 2004 despite a further softening in rates in many areas, with Scandinavia, Russia, Latin

America and Asia all performing well. Organic revenue growth for the nine months ended September 30, 2005 was 3 percent compared with 2004.

Volume and profit-based contingent commissions and other market remuneration by quarter in 2004 and 2005 are set out in the following table:

	Volume and profit-based contingent commissions		Other market remuneration
	2005	2004	2005	2004
	(millions)
First quarter	$3	$21	$3	$22
Second quarter	8	15	5	20
Third quarter	1	10	3	19
Fourth quarter		25		16
		$71		$77

General and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(millions, except percentages)
Salaries and benefits	$313	$276	$1,008	$871
Other	89	93	312	290
General and administrative expenses	$402	$369	$1,320	$1,161
Salaries and benefits as a percentage of revenues	64%	56%	59%	52%

Third quarter 2005

General and administrative expenses at $402 million were $33 million, or 9 percent, higher than in third quarter 2004. At constant exchange rates there was an 11 percent increase of which 4 percent was attributable to acquisitions net of disposals. Growth of 7 percent in the underlying cost base was mainly attributable to costs associated with the new hires net of savings arising from the first quarter 2005 headcount reduction program, and increased pension costs. The increase in pension costs reflected an increase in longevity, a fall in discount rates and the amortization of losses arising in prior years.

We continued to recruit revenue-earning, client-facing and technical staff at approximately the same rate as in fourth quarter 2004 and first half 2005 with approximately half of the new revenue-earning recruits joining North America. However, headcount increases due to new hires in the quarter were partly offset by employees leaving under the first quarter headcount reduction program. Salaries and benefits were 64 percent of third quarter 2005 revenues, compared with 56 percent in third quarter 2004, with 3 percentage points of the increase attributable to the fall in market remuneration referred to above, and the balance attributable to the net investment in new hires and higher pension costs.

Nine months ended September 30, 2005

General and administrative expenses at $1,320 million for the nine months ended September 30, 2005 were $159 million, or 14 percent, higher than in the same period 2004 of which 5 percent was attributable to acquisitions net of disposals.

Salaries and benefits were $137 million higher in 2005 of which 1 percent was attributable to foreign currency translation and 4 percent was attributable to acquisitions net of disposals. The underlying increase was mainly attributable to the incremental cost of net new hires and higher costs to retain and incentivize existing staff, together with a $26 million increase in severance costs, relating to the first quarter 2005 headcount reduction program, and increased pension costs. The increase in pension costs reflected an increase in longevity, a fall in discount rates and the amortization of losses arising in prior years. Excluding severance costs relating to the first quarter headcount reduction program, salaries and benefits were 57.5 percent of revenues in the nine months ended September 30, 2005: we believe this percentage may be a little higher for full year 2005.

Other expenses were $22 million, or 8 percent, higher in 2005. At constant exchange rates, other expenses were 9 percent higher of which 7 percent was attributable to acquisitions net of disposals. The underlying increase of 2 percent was primarily attributable to an additional $20 million provision for legal claims following the March 31, 2005 review of legal cases and increased legal costs mainly relating to regulatory proceedings. The adverse impact of these has been partly offset by savings on travel and entertaining and lower costs for contractors.

Operating income and margin

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(millions, except percentages)
Revenues	$487	$490	$1,705	$1,687
Operating income	72	109	372	496
Operating margin or operating income as a percentage of revenues	15%	22%	22%	29%

Third quarter 2005

We earn revenue on an uneven fashion during the year, primarily due to the timing of insurance policy renewals. As many policies incept and renew as of December 31 or January 1, we generate the majority of our revenues in the first and fourth calendar quarters. General and administrative expenses, however, are incurred on a relatively even basis throughout the year. As a result, we have historically earned the majority of our operating income in the first and fourth quarters and report our highest quarterly margins in those quarters and our lowest operating margin in the third quarter.

Operating margin was 15 percent in third quarter 2005 compared with 22 percent in 2004. Approximately 5 percent of the decline in operating margin was attributable to the elimination of volume and profit-based contingent commissions and the reduction in other market remuneration with the remainder primarily attributable to the net investment in new hires and higher pension costs.

Nine months ended September 30, 2005

Operating margin at 22 percent for the nine months ended September 30, 2005 was significantly lower than 2004 and was impacted by:

•  a $73 million increase in net gains on disposal compared with 2004 reflecting the $79 million gain on the sale of Stewart Smith in second quarter 2005;

•  the first quarter 2005 regulatory settlement of $51 million and related legal costs of $9 million;

•  a $26 million increase in severance costs as a result of the first quarter 2005 headcount reduction program; and

•  an additional $20 million increase in the provision for claims following the March 31, 2005 review of legal proceedings.

Excluding the effect of these items, the underlying decrease was mainly attributable to the $84 million reduction in market remuneration and the incremental cost of net new hires partly mitigated by the benefit of net new business and improved client retention rates.

Income taxes

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(millions, except percentages)
Income before taxes	$63	$103	$351	$464
Income taxes	18	31	121	155
Effective tax rate	29%	30%	34%	33%

Third quarter 2005 benefited from a 1 percent reduction in the estimated full year tax rate excluding significant or unusual items. Through June 2005, we provided for income tax at 33 percent, consistent with the full year 2004 effective tax rate. The full year estimated tax rate, excluding significant or unusual items, is now expected to be 32 percent.

The reported effective tax rate of 34 percent for the nine months ended September 30, 2005 is 2 percent higher than the estimated full year tax rate of 32 percent, with the difference primarily due to a significantly higher effective tax rate on the $79 million profit on the disposal of Stewart Smith.

Net income and net income per diluted share

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(millions, except per share data)
Net income	$49	$75	$240	$319
Net income per diluted share	$0.30	$0.45	$1.45	$1.89
Average diluted number of shares outstanding	163	167	166	169

Third quarter 2005 net income was $49 million, or $0.30 per diluted share, compared with $75 million, or $0.45 per diluted share in 2004. Foreign currency translation reduced net income per diluted share by $0.02 compared with third quarter 2004 and a 4 million reduction in average diluted share count contributed $0.01.

Net income for the nine months ended September 30, 2005 was $240 million, or $1.45 per diluted share, compared with $319 million, or $1.89 per diluted share, in 2004. Net income in 2005 was impacted by a number of significant items: the $36 million post-tax cost of regulatory settlements in first quarter 2005 together with related legal costs, equivalent to $0.22 per diluted share; the $19 million post-tax cost of the first quarter 2005 headcount reduction program, equivalent to $0.11 per diluted share; the $14 million post-tax cost of the additional $20 million provision for legal claims following the March 31, 2005 review of legal cases, equivalent to $0.08 per diluted share; and the $41 million post-tax net gain on disposal of operations primarily relating to the second quarter 2005 sale of Stewart Smith, equivalent to $0.25 per diluted share.

Excluding the gain on disposal in second quarter 2005, Stewart Smith’s results contributed $0.08 to net income per diluted share in the nine months ended September 30, 2004 and $Nil to the nine months ended

September 30, 2005. The following table shows the impact of Stewart Smith on results in the five quarters prior to sale:

	2004					2005
	Q1	Q2	Q3	Q4	FY	Q1
	(millions, except per share data)
Revenues	$15	$19	$18	$25	$77	$10
General and administrative expenses	10	10	11	13	44	11
Operating income (loss)	5	9	7	12	33	(1)
Incomes taxes	2	4	2	5	13	—
Net income (loss)	$3	$5	$5	$7	$20	$(1)
Contribution to net income per diluted share	$0.02	$0.03	$0.03	$0.04	$0.12	$—

Based on current exchange rates, we expect foreign currency translation to reduce net income per diluted share by approximately $0.04 for fiscal 2005 compared with fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

As part of our long term capital structure planning, we have replaced the bank loan agreement we entered into in December 2003, which included a $450 million term loan facility and a $150 million revolving credit facility.

On July 1, 2005 we completed a senior notes offering of $600 million enabling us to access an alternative source of finance for the Company at attractive rates and spreads. The issue also facilitates further access to the debt markets in the future, providing additional flexibility. The issue comprised $250 million 5 year notes priced at 5.125 percent and $350 million 10 year notes priced at 5.625 percent. Net proceeds after expenses totaled $594 million and were used to repay the existing shorter term $450 million bank loan on July 6, 2005. The remaining balance was used for general corporate purposes including additional pension fund contributions of $50 million.

On October 17, 2005, we entered into a new $300 million 5 year revolving credit facility which provides short term flexibility and replaced the $150 million credit facility. Drawdowns under this new facility initially bear interest at LIBOR plus 45 basis points. We have not yet made any drawdowns under this facility.

Operating activities

Net cash provided by operations, which excludes fiduciary cash, was $20 million in the first nine months of 2005 compared with $319 million a year ago. The reduction in net cash provided by operations in 2005 was primarily attributable to a reclassification of approximately $150 million own funds to fiduciary funds under new Financial Services Authority (“FSA”) regulations in the United Kingdom which came into force in January 2005, and the $51 million regulatory settlement. The impact of the change in FSA regulations will be seasonal. For full year 2005, we expect the impact of these regulations to be approximately $150 million.

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

In addition to the impact of the new FSA regulations, net cash provided by operations in 2005 compared with 2004 was also adversely impacted by the abolition of volume and profit-based contingent commissions, the reduction in other market remuneration and increased recruitment spend.

Investing activities

Total net cash provided by investing activities was $59 million in the first nine months of 2005 compared with a $108 million outflow a year ago. Net cash proceeds from the sale of operations totaled $97 million pre-tax and were mainly attributable to the sale of Stewart Smith on April 14, 2005. Cash used for acquisitions in the first nine months of 2005 amounted to $25 million (net of cash acquired), primarily incurred in acquiring CGI Consulting Group and Primary Worldwide Corp. in the United States, CR King and Partners Limited in the United Kingdom and Essence, a Taiwanese broker. Cash used for acquisitions in the first nine months of 2004 totaled $78 million.

Financing activities

We continued to actively buy back shares in third quarter 2005, repurchasing 4.4 million shares for $154 million during the quarter, bringing the total for the first nine months of 2005 to 8.8 million shares at a cost of $306 million compared with $311 million in 2004. In April 2005, the Board of Directors approved a new share buyback program for $300 million and increased the authorization to $500 million in July 2005. An additional $194 million can, therefore, be bought back under the existing authorization.

The completion of our senior notes offering of $600 million in July 2005 and the subsequent repayment of the $450 million term loan generated a net cash inflow of $144 million. There was a net inflow of $63 million from refinancing debt in 2004.

Cash dividends paid in the first nine months of 2005 were $101 million compared with $85 million a year ago. In February 2005, the quarterly cash dividend declared was increased by 15 percent to $0.215 per share, an annual rate of $0.86 per share. At this rate, the expected annual cost of dividends payable in 2005 will be approximately $135 million. We have funded dividends from cash generated internally by operations and expect to do so in the future.

As of September 30, 2005, we had cash and cash equivalents of $185 million, compared with $270 million at September 30, 2004. We expect that internally generated funds will be sufficient to meet our foreseeable operating cash requirements, capital expenditures and dividend payments. Additionally our new undrawn $300 million revolving credit facility gives us additional financial flexibility.

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

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The information set forth in Note 8 of Notes to the Consolidated Financial Statements, provided in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of the Company’s common stock were repurchased by the Company during the third quarter on a trade date basis:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
July 1, to July 31,2005	250,000	33.127	250,000	$325,337,470
August 1, to August 31, 2005	1,377,700	33.555	1,377,700	$279,108,794
September 1, to September 30, 2005	2,297,700	37.194	2,297,700	$193,647,567
Total	3,925,400	35.658	3,925,400

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
Dated: London, November 7, 2005