Form 10-K
period 2005-12-31
WILLIS GROUP HOLDINGS LTD
filed 2006-03-02
CIK 1140536

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,144,690,296.

        As of February 28, 2006, there were outstanding 157,190,356 shares of common stock, par value $0.000115 per share of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Willis Group Holding Limited's 2006 Notice of Annual Meeting of Shareholders and Proxy Statement are incorporated by reference in the Form 10-K in response to Items in Part II and Part III.

WILLIS GROUP HOLDINGS LIMITED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

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

        Willis Group Holdings completed an initial public offering of approximately 16% of its Shares in June 2001. In November 2001, May 2002, April 2003, February 2004 and November 2005 approximately 12%, 15%, 16%, 15% and 4%, respectively, of the Shares were publicly sold through secondary public offerings. Following these secondary public offerings, KKR ceased to be a shareholder in the Company.

        For administrative convenience, we utilize the offices of a subsidiary company as our principal executive offices. The address is:

  Willis Group Holdings Limited
  c/o Willis Group Limited
  Ten Trinity Square
  London EC3P 3AX
  England
  Tel: +44-20-7488-8111

        For several years, we have focussed on our core retail broking operations and part of this overall strategy includes divesting non-core business interests. In recent years, we have made a number of acquisitions around the world and have increased our ownership in several of our associates which were not wholly-owned where doing so strengthened our retail network and our specialty businesses. In 2005, we increased our holding in Willis Pudong Insurance Brokers Co. Limited, China's leading insurance broker, by a further 1%, increasing our holding to 51% and making us the first international insurance broker to be granted permission to hold a majority share in a fully licensed broking operation in China. We also acquired a further 13% interest in Coyle Hamilton Willis Limited, an insurance broker in the Republic of Ireland, increasing our holding to 69%; and a further 34% in Willis Agente de Seguros y Fianzas S.A. de C.V., an insurance broker in Mexico, increasing our holding to 85%. Other acquisitions in 2005 included C. R. King and Partners Limited, an insurance broker based in England; CGI Consulting Group, Inc., now Willis Benefits of Pennsylvania, Inc., a US employee benefits firm; Primary Worldwide Corporation in the US, now Willis Consulting Services of California, Inc.; and J. H. Asesores y Corredores de Seguros SA, an insurance broker in Peru, K. R. Athos Consultoria e Corretora de Seguros de Vida s/c Limitada, a Brazilian employee benefits firm, and the business of Essence Insurance Broker Co., Ltd, an insurance broker based in Taiwan. Also, in 2005, we disposed of our US wholesale unit, the Stewart Smith Group. In January 2006 we acquired Nicon

Försäkringsmäklarna AB, a Swedish insurance broker; the reinsurance consultants and intermediaries division of Glenrand MIB Limited of South Africa; International Insurance Brokers, Inc. and Eyl & Gordon Insurance Brokers, Inc. both US insurance brokers.

Available Information

        Willis Group Holdings files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any documents we file at the SEC's public reference room at 100 F Street, NE Room 1580, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Willis Group Holdings) file electronically with the SEC. The SEC's website is www.sec.gov.

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

General

        We provide a broad range of insurance brokerage and risk management consulting services to our worldwide clients. We have significant market positions in the United States, in the United Kingdom and, directly and through our associates, in many other countries. We are a recognized leader in providing specialized risk management advisory and other services on a global basis to clients in various industries including the aerospace, marine, construction and energy industries.

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

        We and our associates serve a diverse base of clients located in more than 190 countries. These clients include major multinational and middle-market companies in a variety of industries, as well as public institutions and individual clients. Many of our client relationships span decades. With approximately 15,400 employees around the world and a network of about 300 offices in some 80 countries, in each case including our associates, we believe we are one of only three insurance brokers in the world possessing the global operating presence, broad product expertise and extensive distribution network necessary to meet effectively the global risk management needs of many of our clients.

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

Global

        Our Global business provides specialist brokerage and consulting services to clients worldwide for the risks arising from specific industrial and commercial activities. In these operations, we have extensive specialized experience handling diverse lines of coverage, including complex insurance programs, and acting as an intermediary between retail brokers and insurers. We increasingly provide consulting services on risk management with the objective of assisting clients to reduce the overall cost of risk. Our Global business serves clients in around 190 countries, primarily from United Kingdom offices, although we also serve clients from offices in the United States, Continental Europe and Asia.

        The Global business is divided into Global Specialties, Global Markets, Willis Reinsurance and Willis UK and Ireland.

        Global Specialties has strong global positions in aerospace, marine, energy, construction and several niche businesses. In aerospace we are highly experienced in the provision of insurance and reinsurance brokerage and risk management services to aerospace clients, including aircraft manufacturers, air cargo handlers and shippers, airport managers and other general aviation companies. Advisory services provided by aerospace include claims recovery, contract and leasing risk management, safety services and market information. Aerospace's clients are spread throughout the world and include over 300 airlines and nearly 40% of the top 30 Insured Airports by passenger movement of the world's leading insured non-American airports. Aerospace is also prominent in supplying the space industry through providing insurance and risk management services to approximately 40 companies. Other clients include those introduced from other intermediaries as well as insurers seeking reinsurance.

        The energy practice provides insurance brokerage services including property damage, liability and control of well and pollution insurance to the energy industry.

        We provide marine insurance and reinsurance brokerage services, including hull, cargo and general marine liabilities. Marine's clients include ship owners, ship builders, logistics operators, port authorities, traders and shippers, other insurance intermediaries and insurance companies. Marine insurance brokerage is our oldest line of business dating back to our establishment in 1828. Other services of marine include claims collection and recoveries.

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

        We have three niche business areas: Fine Art, Jewelry and Specie; Special Contingency Risks and Hughes-Gibb.

        The Fine Art, Jewelry and Specie unit provides specialist risk management and insurance services to fine art, diamond and jewelry businesses and operators of armored cars. Coverage is also obtained for vault and bullion risks. The Special Contingency Risks unit specializes in producing packages to protect corporations, groups and individuals against special contingencies such as kidnap and ransom, extortion, detention and political repatriation. The Hughes-Gibb unit principally services the insurance and reinsurance needs of the horse racing and horse breeding industry as well as the aquaculture industry.

        Global Markets comprises Global Markets North America, Global Markets International and Global Markets Financial and Professional Solutions. Global Markets North America develops global solutions and marketing capability for all our businesses based in North America and Bermuda. The core areas of focus are property, casualty and management liability risks. Global Markets International works closely with the Willis UK and International retail networks to further develop access to global markets, and provide structuring and placing skills in the relevant areas of property and casualty liability. Global Markets Financial and Professional Solutions specializes in broking directors' and officers' insurance as well as professional indemnity insurance for corporations and professional firms. It also incorporates our political risk unit, as well as structured finance and credit teams. It also places structured crime and specialist liability insurance for clients across the broad spectrum of financial institutions as well as specializing in strategic risk assessment and transactional risk transfer solutions.

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

        Willis UK and Ireland develops and delivers professional insurance and risk management services to corporate clients and individuals through 29 offices in the United Kingdom and Ireland. Each office services its own clients accessing the Group's global resources as appropriate to suit the client's requirements.

        This unit acquired a 56% interest in Coyle Hamilton Holdings Limited, the Republic of Ireland's largest privately-owned insurance broker, on October 1, 2004 and a further 13% was acquired at the end of 2005. This company has since been renamed Coyle Hamilton Willis Holdings Limited. Other acquisitions in 2004 included C. H. Jeffries (Insurance Brokers) Limited and Opus Holdings Limited. In January 2005, C. R. King & Partners Limited was acquired. These acquisitions strengthened our commercial market share and large account capabilities. Also, in April 2005, the Property Investors Division was established within this unit to deliver innovative insurance solutions to clients in the UK property investors sector.

        Within this unit there is Corporate Risk Solutions which arranges tailored solutions for major companies, including several constituents of the UK FTSE 100 and the Willis Commercial Network which is a partnership between Willis and around 71 independent brokers throughout the UK. The

Network brokers access the global resources of Willis to provide better products and policy terms for their clients' benefit. We also provide captive management services in Guernsey, Isle of Man, Dublin, and Gibraltar.

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

        The employee benefits practice provides industry leading brokerage and consulting expertise and resources for our clients in all areas of human resources, with a special focus on three areas: controlling employee benefit plan costs, reducing the amount of time and work the client spends on their plans, and educating and training their employees on corporate, HR and benefit plan issues. The Human Resources Outsourcing component of this practice was strengthened with the acquisition in 2005 of Primary Worldwide Corporation in California, now Willis Consulting Services of California Inc. and CGI Consulting Group, Inc. headquartered in Pennsylvania, now Willis Benefits of Pennsylvania, Inc.

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

International

        Our International unit consists of our network of subsidiaries and associates other than those in North America, the United Kingdom and Republic of Ireland. This operation is located in 71 countries worldwide, including 23 countries in Europe, 12 in the Asia/Pacific region and 36 elsewhere in the world. The services provided are focused according to the characteristics of each market and are not identical in every office, but generally include direct risk management and insurance brokerage, specialist and reinsurance brokerage and employee benefits consulting.

        We believe the combined total revenues of our International subsidiaries and associates provide an indication of the spread and capability of our International network. In 2005, combined total revenues of our International subsidiaries and our associates were $867 million compared to $827 million in 2004. Our consolidated total revenues for 2005 only include the revenues of our International subsidiaries of $455 million and do not include the revenues of our associates of $412 million.

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

        In 2004, we acquired Ital Re S.p.A., a major Italian reinsurance broker, and Kirecon A/S, a leader in providing reinsurance brokerage services in Denmark. We also completed several transactions consistent with our strategy to increase ownership in our associates where doing so strengthened our retail network and our speciality businesses. These included the acquisition of the remaining 70% interest in Willis A/S, Denmark's largest insurance broker; an additional 20% stake in Herzfeld & Levy S.A., now named Herzfeld Willis S.A., our retail operation in Argentina, taking our ownership to 60%; an additional 10% interest in Willis South Africa (Proprietary) Limited, taking our ownership to 80% (reduced in 2005 to 72% in support of and compliance with South Africa's Black Employee Empowerment policies); an additional 10% interest in our Swedish operation Willis Global Financial Executive Risks AB, taking our ownership to 92%. We also purchased an interest of 50% in Willis Pudong Insurance Brokers Co. Limited, which is engaged in insurance and reinsurance brokerage activities throughout the People's Republic of China, and in 2005 our interest increased to 51%. Willis Pudong has 19 branch offices in China. In 2005, we acquired the business of Essence Insurance Broker Co., Limited, an insurance broker based in Taiwan, J. H. Asesores y Corredores de Seguros SA, an insurance broker in Peru, K. R. Athos Consultoria e Corretora de Seguros de Vida s/c Limitada, a Brazilian employee benefits firm. In 2006 we acquired the reinsurance consultants and intermediaries division of Glenrand MIB Limited of South Africa, through our subsidiary Willis Re (Proprietary) Limited, and Nicon Försäkringsmäklarna AB, a Swedish insurance broker.

        The following is a list of the major International associate investments currently held by us and our interest as of December 31, 2005:

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

        In addition to our strategic investments in associates, we have acquired a controlling interest in a broad geographic spread of other brokers. The following is a list of the significant International subsidiaries in which we have a controlling interest and our interest as of December 31, 2005:

Company	Country	% Ownership
Europe
Willis GmbH	Austria	100
Willis Re GmbH & Co., K.G.	Germany	100
Willis AB	Sweden	88
Willis OY AB	Finland	100
Willis GmbH & Co., K.G.	Germany	100
Willis Italia S.p.A.	Italy	100
Willis Iberia Correduria de Seguros y Reaseguros S.A.	Spain	85
Willis A.S.(1)	Norway	50
Willis Corretores de Seguros S.A.	Portugal	85
Willis B.V.	Netherlands	100
Willis CIS Insurance L.L.C.	Russia	100
Willis Polska S.A.	Poland	100
Willis sro	Czech Republic	100
Willis Kft	Hungary	80
Willis A.G.	Switzerland	100
Willis A/S	Denmark	100
Willis Insurance Brokers LLC	Ukraine	100
Asia/Pacific
Willis Hong Kong Limited	Hong Kong	100
PT Willis Indonesia	Indonesia	100
Willis Korea Limited	Korea	100
Willis (Singapore) Pte Ltd.	Singapore	100
Willis (Taiwan) Limited	Taiwan	100
Willis Pudong Insurance Brokers Co. Limited	China	51
Rest of the World
Herzfeld Willis S.A.	Argentina	60
Willis Mexico Intermediario de Reaseguro S.A. de C.V.	Mexico	100
Willis Corretaje de Reaseguros S.A.	Venezuela	100
Willis Consultoria em Resseguros Limitada	Brazil	100
Willis Corretores de Seguros Limitada	Brazil	100
Willis Faber Chile Limitada	Chile	100
Willis Australia Limited	Australia	100
Willis New Zealand Limited	New Zealand	99
Willis S.A.	Argentina	60
Willis Insurance Services S.A.	Chile	80
Willis Agente de Seguros y Fianzas, S.A. de C.V.	Mexico	85
Willis Re (Proprietary) Limited	South Africa	100
Willis South Africa (Proprietary) Limited	South Africa	72
Rontarca Prima, Willis, C.A.	Venezuela	65
Willis Colombia Corredores de Seguros S.A.	Colombia	51
J H Asesores y Corredores de Seguros SA	Peru	100

(1)
We have a 50.1% interest in the company.

Customers

        Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from major multinational corporations to middle market companies. Further, many of our client relationships span decades, for instance our relationship with The Tokio Marine and Fire Insurance Company, Limited dates back over 100 years. No one client accounted for more than 10% of revenues for fiscal year 2005. Additionally, we place insurance with over 5,000 insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2005.

Competition

        We face competition in all fields in which we operate based on global capability, product breadth, innovation, quality of service and price. According to the Directory of Agents and Brokers published by Business Insurance in July 2005, the 146 largest commercial insurance brokers globally reported brokerage revenues totalling $33.1 billion in 2004. The insurance brokerage industry is led by three global participants: Marsh & McLennan Companies, Inc., with approximately 31% of the worldwide market in 2004 referred to above; Aon Corporation, with approximately 21% of the worldwide market in 2004; and us, with approximately 7% of the worldwide market in 2004. The industry is highly fragmented beyond these three brokers, with the next largest broker having approximately 4% of the worldwide market.

        We compete with Marsh & McLennan and Aon as well as with numerous specialist, regional and local firms. Although Marsh & McLennan and Aon, along with us, have agreed to implement certain business reforms, many specialist, regional and local firms have not agreed to those business reforms. These firms are continuing to accept contingent compensation and are not disclosing the compensation received in connection with providing policy placement services to the customer. If we are unable to compete effectively against those competitors we may lose market share. Insurance companies also compete with brokers by directly soliciting insureds without the assistance of an independent broker or agent. Competition for business is intense in all our business lines and in every insurance market. Competition on premium rates has also exacerbated the pressures caused by a continuing reduction in demand in some classes of business. For example, insurers are currently retaining a greater proportion of their risk portfolios than previously. Industrial and commercial companies are increasingly relying upon captive insurance companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than buying insurance. Additional competitive pressures arise from the entry of new market participants, such as banks, accounting firms and insurance carriers themselves, offering risk management or transfer services.

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

Employees

        As of December 31, 2005 we had approximately 12,600 employees worldwide of whom approximately 4,000 were employed in each of the United Kingdom and the United States, with the balance being employed across the rest of the world. In addition, our associates had approximately 2,800 employees, all of whom were located outside the United Kingdom and the United States.

Item 1A—Risk Factors

Risks Relating to our Business and the Insurance Industry

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

        We derive most of our revenues from commissions and fees for brokerage and consulting services. We do not determine insurance premiums on which our commissions are generally based. Premiums are cyclical in nature and may vary widely based on market conditions. From the late 1980s through late 2000, insurance premium rates generally declined as a result of a number of factors, including the expanded underwriting capacity of insurance carriers; consolidation of both insurance intermediaries and insurance carriers; and increased competition among insurance carriers. During 2004, we saw a rapid transition from a "hard" market, with premium rates stable or increasing, to a "soft" market, with premium rates falling in most markets. These rate declines were most pronounced in the property and casualty market, with rates falling between 10% and 30% by year end. Rate declines have continued through 2005, although the rate of decline moderated in the latter part of the year. Rates have remained soft or stable in the early part of 2006 with the exception of renewals for energy risks in the Gulf of Mexico and catastrophe and property exposed risks with poor loss records.

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

  We are subject to a number of investigations and legal proceedings concerning contingent compensation, other industry practices and certain conduct, which, if determined unfavorably to us, could adversely affect our financial results.

        We have been subject to investigations by the departments of insurance or attorneys general of over 20 states, Canada and Australia concerning, among other things, arrangements pursuant to which insurers compensated insurance brokers for distribution and other services provided to insurers known as contingent compensation, bid rigging, tying and other possible violations of law, including violations of fiduciary duty, securities laws and antitrust laws.

        In April 2005, we resolved the New York investigation by entering into an Assurance of Discontinuance, or NY AOD, with the New York Attorney General and the New York Superintendent of Insurance, pursuant to which we have paid $50 million into a fund that will be distributed to eligible customers by March 2006. We have also agreed to continue, and further implement, certain business reforms. These reforms include an agreement not to accept contingent compensation and an undertaking to disclose to customers any compensation we will receive in connection with providing policy placement services to the customer. We also resolved a similar investigation by the Minnesota Attorney General by entering into an Assurance of Discontinuance pursuant to which we agreed, among other things, to pay $1 million to Minnesota customers and implement the business reforms described in the NY AOD. While we are fully cooperating with the other investigations, including subpoenas and requests for information, we cannot predict at this time how or when those investigations will be resolved.

        Since August 2004, various plaintiffs have filed purported class actions, in New York, Illinois, California, New Jersey, Florida and Massachusetts, under a variety of legal theories, including state tort, contract, fiduciary duty and statutory theories, and federal antitrust and RICO theories, and we expect that further suits may be filed. Other than a federal suit in Illinois that was voluntarily dismissed by the plaintiff in May 2005, all of the federal actions have been consolidated into two actions in federal court in New Jersey. One of the consolidated actions addresses employee benefits insurance, while the other consolidated action addresses all other lines of insurance. In addition to the two federal actions, we have also been named as a defendant in purported class actions in state courts in Florida and Massachusetts. Both consolidated federal actions and the state actions name various insurance carriers and insurance brokerage firms, including us, as defendants. The allegations relate to the practices and conduct that has been the subject of the investigations described above, including allegations that the brokers are breaching their duties to their clients by entering into contingent compensation agreements with insufficient disclosure to clients as well as allegations of bid rigging, tying and the improper use of affiliated wholesalers. We intend to vigorously defend ourselves against these claims. The complaints also allege the existence of a conspiracy among the insurance carriers and brokers, and the federal court complaints allege violations of the federal RICO statute. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

        The ultimate outcome of all matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on us. It is thus possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavourable resolution of these matters. In addition, even if we do not experience significant monetary costs, there may be adverse publicity associated with these matters that will result in reputational harm to the insurance brokerage industry in general or to us in particular that may adversely affect our business.

  Our results may be adversely affected if we are unable to successfully implement a new business compensation model.

        In October 2004, we announced that we were terminating contingent compensation arrangements with underwriters. In connection with the elimination of contingent compensation, we are in the process of establishing a new business compensation model. There is no assurance that we will be able to develop an effective new business compensation model, nor can we assure you that any new business compensation model we develop will generate revenues equivalent to those previously received from contingent compensation. In addition to volume and profit-based contingent commissions, we also historically have earned other market remuneration, primarily in the U.K. markets, for product and market research carried out on behalf of insurers and income related to administration and other services provided to the market. Following the regulatory investigations into volume and profit-based contingent commissions, we experienced a significant decline in market remuneration in 2005. As a consequence of this sharp reduction in market remuneration, our operating margin declined in 2005, and we expect that our operating margin in future periods may also be lower than in recent years.

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

        While most of the errors and omissions claims made against us have, subject to our self-insured deductibles, been covered by our professional indemnity insurance, our business, results of operations, financial condition and liquidity may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we self-insure. Our ability to obtain professional indemnity insurance in the amounts and with the deductibles we desire in the future may be adversely impacted by general developments in the market for such insurance or our own claims experience. In addition, claims, lawsuits and other proceedings may harm our reputation or divert management resources away from operating our business.

        The principal actual or potential claims, lawsuits and proceedings to which we are currently subject are (1) claims relating to services provided by one of our UK subsidiaries, Willis Faber (Underwriting Management) Limited, to another subsidiary, Sovereign, that was engaged in insurance underwriting prior to 1991 as well as certain third-party insurance companies; (2) claims with respect to our placement of property and casualty insurance for a number of entities which were directly impacted by the September 11, 2001 destruction of New York's World Trade Center complex; (3) the regulatory and other proceedings relating to contingent compensation arrangements referred to above; (4) potential claims arising out of various legal proceedings between reinsurers, reinsureds and their reinsurance brokers relating to personal accident excess of loss reinsurance placements for the years 1993 to 1998; and (5) potential damages arising out of a federal district court action, commenced in 2001, on behalf of a class of approximately 200 present and former female officer and officer equivalent employees for alleged discrimination against them on the basis of their gender.

  Put and Call Arrangements—We have entered into significant put and call arrangements which may require us to pay substantial amounts to purchase shares in one of our associates. Those payments would reduce our liquidity and short-term cash flow.

        In connection with many of our investments in our associates, we retain rights to increase our ownership percentages over time and, in some cases, the existing owners also have a right to put their shares to us. The put arrangement in place for shares of our associate, Gras Savoye, may require us to pay substantial amounts to purchase those shares, which could decrease our liquidity and short-term cash flow.

        The rights under the put arrangement may be exercised through 2011. If fully exercised, we would be required to buy shares of Gras Savoye, other than those held by its management, possibly increasing our ownership interest from 33% to 90%. Management shareholders of Gras Savoye, representing approximately 10% of the outstanding shares, do not have general put rights before 2011, but have certain put rights on their death, disability or retirement. Payments in connection with management put rights would not have exceeded $57 million if those rights had been fully exercised at December 31, 2005.

        From 2006 onwards the incremental 57% of Gras Savoye may be put to us at a price determined by a contractual formula based on earnings and revenue, which at December 31, 2005 would have amounted to approximately $326 million. The shareholders may put their shares individually at any time during the put period and the amounts we may have to pay in connection with the put arrangements may significantly exceed this estimate.

  Competition—Competition in our industry is intense, and if we are unable to compete effectively, we may lose market share and our business may be materially adversely affected.

        We face competition in all fields in which we operate, based on global capability, product breadth, innovation, quality of service and price. We compete with Marsh & McLennan and Aon, the two other providers of global risk management services, as well as with numerous specialist, regional and local firms. Although Marsh & McLennan and Aon, along with us, have agreed to implement certain business reforms, many specialist, regional and local firms have not agreed to these business reforms.

These firms are continuing to accept contingent compensation and are not disclosing the compensation received in connection with providing policy placement services to the customer. If we are unable to compete effectively against these competitors, we will suffer lower revenue, reduced operating margins and loss of market share.

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

        We report our operating results and financial condition in US dollars. Our US operations earn revenue and incur expenses primarily in dollars. In the United Kingdom, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in pounds sterling. Outside the United States and the United Kingdom, we predominantly generate revenue and expenses in the local currency. The table gives an approximate analysis of revenues and expenses by currency in 2005.

	Pounds Sterling	US Dollars	Other Currencies
Revenues	14%	54%	32%
Expenses	28%	49%	23%

        Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. Furthermore, the mismatch between pounds sterling revenues and expenses creates an exchange exposure. As the pound sterling strengthens, the US dollars required to be translated into pounds sterling to cover the net sterling expenses increase, which then causes our results to be negatively impacted. Given these facts, the strength of the pounds sterling relative to the US dollar has in the past had a material negative impact on our reported results. This risk could have a material adverse effect on our business financial condition, cash flow and results of operations in the future.

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

Item 1B—Unresolved Staff Comments

        None.

Item 2—Properties

        We own and lease a number of properties for use as offices throughout the world and believe that our properties are generally suitable and adequate for the purposes for which they are used. The principal properties are located in the United Kingdom and the United States. Our principal office at Ten Trinity Square in London is a landmark building which we own. In November 2004 we entered into an Agreement for Lease with long-time client British Land plc relating to our new UK headquarters in London. Construction commenced in April 2005 and Willis occupancy is targeted for late 2007.

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

        Errors and omissions claims, lawsuits and other proceedings arising in the ordinary course of business are covered by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year and self-insured risks have increased significantly over recent years. In respect of self-insured risks, we have established provisions which are believed to be adequate in the light of current information and legal advice, and we adjust such provisions from time to time according to developments. On the basis of current information, we do not expect that the actual claims, lawsuits and other proceedings to which we are subject, or potential claims, lawsuits and other proceedings relating to matters of which we are aware will ultimately have a material adverse effect on our financial condition, results of operations or liquidity. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our results of operations or cash flows in particular quarterly or annual periods.

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

        In 2004, the solvent stamp companies entered into a settlement agreement whereby Willis Group Limited and all its subsidiaries received certain immediate releases and other releases staged in return for certain staged payments. Once the final staged payment is made, Willis and its subsidiaries will be released from further potential liabilities to the solvent stamp companies arising out of the WFUM pools.

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

        There are a number of lawsuits pending in the United States between the insured parties and the insurers for several placements, including the Silverstein property placement. The principal issue in dispute in the Silverstein property litigation is whether the September 11 events constituted one or more occurrences for the purposes of the relevant insurance policies, and the outcome of this issue will significantly impact the amount that the insurers ultimately pay on the property policies. A federal court action was commenced in the Southern District of New York on October 19, 2005, by CDL Hotels USA, Inc. and Millennium & Copthorne Hotels alleging that Willis, in placing the property insurance, failed to procure the amount of business interruption coverage requested by CDL and Millennium and confirmed by Willis. As a result of alleged damages to several of its hotels from the events of September 11, 2001, CDL and Millennium are seeking damages in excess of $45 million. We dispute the allegations in the complaint and intend to vigorously defend ourselves at trial. We cannot predict at this time what, if any, damages might result from this action. Other disputes may also arise in respect of the World Trade Center insurance placed by us which could affect Willis including claims by one or more of the insureds that we made culpable errors or omissions in connection with our brokerage activities. However, we do not believe that our role as broker will lead to liabilities which in the aggregate would have a material adverse effect on our results of operations, financial condition or liquidity.

        Proceedings Relating to Contingent Compensation Arrangements.    In April 2005, we entered into an Assurance of Discontinuance ("NY AOD") with the New York Attorney General and the New York Superintendent of Insurance resolving the investigation commenced by the New York Attorney General in April 2004 which concerned, among other things, arrangements pursuant to which insurers compensated insurance brokers for distribution and other services provided to insurers and, as the investigation of brokers and insurers continued, broadened into an investigation of other possible violations of law, including violations of fiduciary duty, securities laws, and antitrust laws. Pursuant to the NY AOD, we have paid $50 million into a fund that will be distributed to eligible customers by March 2006. We have also agreed to continue certain business reforms we had already implemented and to implement certain other business reforms. These reforms include an agreement not to accept contingent compensation; and an undertaking to disclose to customers any compensation we will receive in connection with providing policy placement services to the customer. We also resolved a similar investigation commenced by the Minnesota Attorney General by entering into an Assurance of Discontinuance pursuant to which we agreed, among other things, to pay an additional $1 million to Minnesota customers and to continue or implement the business reforms described in the NY AOD. On October 1, 2005 we mailed letters to customers who were eligible to receive distributions out of the fund. Customers had until February 1, 2006 to respond. We continue to respond to requests for documents and information by the regulators and/or attorneys general of more than twenty other states, the District of Columbia, one US city, Canada, and Australia that are conducting similar investigations. We are co-operating fully with these investigations. We cannot predict at this time how or when those investigations will be resolved.

        The compensation arrangements, which were initially the subject of the investigation by the New York Attorney General, were a longstanding and common practice within the insurance industry and had been disclosed by us for many years. On October 21, 2004, we announced that we were voluntarily abolishing these compensation arrangements.

        In August 2004, a proceeding was commenced in the Superior Court of the State of California, County of San Diego against us by United Policyholders, an organization purporting to act in a representative capacity on behalf of the California general public. The complaint alleges that the compensation arrangements between us and insurance carriers constitute deceptive trade practices, and it seeks both injunctive and equitable relief, including restitution. This action was dismissed in December 2004, but United Policyholders has filed an appeal. The dismissal of the complaint was based on the retroactive application of newly passed legislation. The Supreme Court of California is presently considering whether this newly passed legislation should have retroactive application. The court's decision will determine whether this case will be able to proceed. Since August 2004, various plaintiffs have filed purported class actions, in New York, Illinois, California, New Jersey, Massachusetts, and Florida, under a variety of legal theories, including state tort, contract, fiduciary duty and statutory theories, and federal antitrust and RICO theories, and we anticipate that further similar suits could be filed. Other than a federal suit in Illinois that was voluntarily dismissed by the plaintiff in May 2005, all of the federal actions have been consolidated into two actions in federal court in New Jersey. One of the consolidated actions addresses employee benefits, while the other consolidated action addresses all other lines of insurance. In addition to the two federal actions, we have also been named as a defendant in purported class actions in state courts in Florida and Massachusetts. Both the consolidated federal actions and the state actions name various insurance carriers and insurance brokerage firms, including us, as defendants. The complaints seek monetary damages and equitable relief and make allegations regarding the practices and conduct that has been the subject of the investigations of state attorneys general and insurance commissioners, including allegations that the brokers have breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and entered into other improper activities. The complaints also allege the existence of a conspiracy among the insurance carriers and brokers and the federal court complaints allege violations of the federal RICO statue. We dispute these allegations and intend to defend ourselves vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

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

        Pender Insurance Limited/Captive Insurance Management.    In 2004, legal proceedings were commenced in the English Commercial Court by Cable & Wireless Plc and Pender Insurance Limited, its captive insurer, against six of their former employees and certain other individuals and entities, and more recently two of our subsidiaries and one of our former employees. We acted through one of our subsidiaries as an independent captive manager for Pender from 1990 to 2003. The plaintiffs allege a fraudulent conspiracy involving the manner in which Pender was managed, operated or advised by the defendants, which allegedly resulted in substantial damages to the plaintiffs and, in a second claim brought in 2005, negligence with respect to certain reinsurance policies. The 2004 proceedings were settled in January 2006 for an undisclosed amount which was not material.

        Gender Discrimination Class Action.    A federal district court action was commenced against us in 2001 on behalf of an alleged nationwide class of present and former female officer and officer equivalent employees alleging that we discriminated against them on the basis of their gender and seeking injunctive relief, money damages, attorneys' fees and costs. To date the court has denied plaintiffs' motions to certify a nationwide class or to grant nationwide discovery, but has certified a class of female officers and officer equivalent employees based in our Northeast (New York, New Jersey and Massachusetts) offices. We believe that the purported class consists of approximately 200 women. We filed a petition for an immediate appeal of the class certification ruling which was denied. The parties participated in mediation before a court appointed mediator which has not yet brought about a settlement. We cannot predict at this time what, if any, damages might result from this action.

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

	Price Range of Shares
	High	Low
2004:
First Quarter	$38.36	$33.90
Second Quarter	$38.24	$34.68
Third Quarter	$37.72	$33.23
Fourth Quarter	$42.46	$31.53
2005:
First Quarter	$41.66	$35.95
Second Quarter	$37.35	$31.34
Third Quarter	$38.48	$31.95
Fourth Quarter	$38.87	$35.67
2006:
First Quarter (through February 2006)	$37.53	$34.01

        On February 28, 2006, the last reported sale price of our Shares as reported by the New York Stock Exchange was $34.44 per Share. As of February 28, 2006 there were approximately 1,200 shareholders of record of our Shares.

Dividends

        We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. The dividend payment dates and amounts are as follows:

Payment Date	$ Per Share
April 15, 2004	$0.1875
July 13, 2004	$0.1875
October 13, 2004	$0.1875
January 14, 2005	$0.1875
April 15, 2005	$0.215
July 14, 2005	$0.215
October 14, 2005	$0.215
January 13, 2006	$0.215

        On February 8, 2006 our Board of Directors announced that the quarterly cash dividend had been increased to $0.235 per Share, which will be payable on April 14, 2006 to shareholders of record on March 31, 2006.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        Information on our equity compensation plans is incorporated herein by reference to the material under the heading "Executive Compensation—Retirement and other Benefit Plans" from the 2006 Proxy Statement.

Unregistered Sales of Equity Securities and Use Of Proceeds

        In addition to issuances disclosed in our quarterly filings throughout 2005 the Company issued a total of 127,246 shares of common stock, during the period October 1, 2005 to December 31, 2005, without registration under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of such Act relating to sales by an issuer not involving a public offering, none of which involved the sale of more than 1% of the outstanding common stock of the Company.

        The following sales of shares related to part consideration for the acquisition of interests in the following companies, other than for the company last listed, which related to full consideration for the shares acquired:

Date of Sale	Number of Shares	Acquisition
November 30, 2005	5,292	TCT Insurance Services, Inc., USA
November 30, 2005	9,217	Cogdill Bonding & Insurance Services, Inc., USA
November 30, 2005	53,487	Coyle Hamilton Willis Holdings Limited, Ireland
December 14, 2005	27,673	J. H. Asesores y Corredores de Seguros SA, Peru
December 23, 2005	31,577	Coyle Hamilton Willis Holdings Limited, Ireland

        The following shares of the Company's common stock were repurchased by the Company during the fourth quarter on a trade date basis:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
October 1, to October 31, 2005	—	—	—	$193,647,567
November 1, to November 30, 2005	1,500,000	$36.00	1,500,000	$139,647,567
December 1, to December 31, 2005	—	—	—	$139,647,567

Total	1,500,000	$36.00	1,500,000

        On April 27, 2005, the Board of Directors authorized an open-ended plan to purchase, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, shares of the Company's common stock at an aggregate purchase price of up to $300 million replacing the repurchase plan previously authorized by the Board of Directors. On July 27, 2005, the Board of Directors approved an increase in the authorization to $500 million.

Item 6—Selected Financial Data

Selected Historical Consolidated Financial Data

        The selected consolidated financial data presented below should be read in conjunction with the audited consolidated financial statements of the Company and the related notes and Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

        The selected historical financial data presented below as of and for each of the five years ended December 31, 2005 have been derived from the audited consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

	Year ended December 31,
	2001	2002	2003	2004	2005
	(millions, except per share data)
Statement of Operations Data
Total revenues	$1,424	$1,735	$2,076	$2,275	$2,267
Salaries and benefits (including non-cash compensation of $158, $80, $20, $11, $nil)	(904)	(953)	(1,059)	(1,182)	(1,356)
Other operating expenses	(308)	(341)	(369)	(391)	(405)
Regulatory settlements	—	—	—	—	(51)
Depreciation expense and amortization of intangible assets	(68)	(35)	(39)	(47)	(54)
Net gain on disposal of operations	17	13	11	11	78

Operating income	161	419	620	666	479
Interest expense, net	(82)	(65)	(53)	(22)	(30)
Premium on redemption of subordinated notes	—	—	—	(17)	—

Income before income taxes, equity in net income of associates and minority interest	79	354	567	627	449
Income taxes	(62)	(141)	(159)	(208)	(152)
Equity in net income of associates, net of tax	4	9	14	15	14
Minority interest, net of tax	(19)	(12)	(8)	(7)	(11)

Net income	$2	$210	$414	$427	$300

Net income per share—basic	$0.01	$1.43	$2.72	$2.72	$1.86
Net income per share—diluted	$0.01	$1.28	$2.45	$2.54	$1.83

Average number of shares outstanding
—basic	136	147	152	157	161
—diluted	148	164	169	168	164

Balance Sheet Data (as of year end)
Total assets(a)	$8,949	$10,145	$10,958	$11,653	$12,186
Net assets	712	879	1,343	1,444	1,273
Total long-term debt	787	567	370	450	600
Common shares and additional paid-in capital	867	960	1,100	977	685
Total stockholders' equity	696	854	1,324	1,424	1,248
Other Financial Data
Capital expenditures	$40	$47	$57	$49	$32
Cash dividends declared per common share	—	—	$0.58	$0.75	$0.86

(a)
As an intermediary, we hold funds in a fiduciary capacity for the account of third parties, typically as a result of premiums received from clients that are in transit to insurance carriers and claims due to clients that are in transit from insurance carriers. We report premiums, which are held on account of, or due from policyholders, as assets with a corresponding liability due to the insurance carriers. Claims held by, or due to, us which are due to clients are also shown as both assets and liabilities of ours. All those balances due or payable are included in accounts receivable and payable on the balance sheet. Investment income is earned on those funds during the time between the receipt of the cash and the time the cash is paid out. Fiduciary cash must be kept in certain regulated bank accounts subject to guidelines, which vary according to legal jurisdiction. These guidelines generally emphasize capital protection and liquidity. Fiduciary cash is not available to service our debt or for other corporate purposes.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Market overview

        2005 was a year of transition for the insurance industry. Following the various regulatory investigations, there were widespread changes in market practices, including the elimination of volume and profit-based contingents for global brokers and significant reductions in other remuneration received from the market. As a result of these changes, we also saw opportunities to quote for and win new business and to recruit talented staff enabling us to grow our franchise in the longer term. At the same time the market was highly competitive: insurance premium rates declined; new and existing competitors aggressively cut fees to retain or win new business; and there were upward pressures on the cost of hiring and retaining the best people. The combination of these factors in 2005 had an adverse impact on margins throughout the industry.

Results 2005 compared with 2004

        Net income in 2005 was $300 million, or $1.83 per diluted share, compared with $427 million, or $2.54 per diluted share, in 2004. Total revenues at $2,267 million were $8 million lower than in 2004 as net new business growth and improved client retention rates in all divisions were more than offset by a sharp reduction in market remuneration and falling insurance premium rates.

        Operating margin in 2005 was 21 percent compared with 29 percent in 2004 with the decline attributable to the sharp reduction in market remuneration, increased compensation costs and a negative contribution from foreign currency translation, together with first quarter charges of $60 million for regulatory settlements and related costs, a $20 million increase in severance payments, and a $20 million additional charge for legal provisions following the March 31, 2005 review of legal proceedings. A $78 million gain on the sale of Stewart Smith in April 2005 partly offset the adverse impact of the significant first quarter charges.

Results 2004 compared with 2003

        Net income in 2004 was $427 million, or $2.54 per diluted share, compared with $414 million, or $2.45 per diluted share, in 2003. Total revenues at $2,275 million were $199 million, or 10 percent higher than in 2003 of which 2 percent was attributable to the net impact of foreign currency translation and 4 percent to acquisitions and disposals. Organic revenue growth of 4 percent reflected net new business growth of 6 percent offset by a negative 2 percent impact of declining rates.

        Operating margin decreased from 30 percent in 2003 to 29 percent in 2004 reflecting the impact of higher expenses related to legal, investigative and regulatory compliance and incremental salaries and benefits expense for recruiting and retention.

Market remuneration

        In October 2004, we announced that we were voluntarily abolishing contingent compensation arrangements. We expect the income to decline further as amounts received which are attributable to prior periods continue to run off and we continue to receive only a limited amount of market remuneration for operations outside North America for administrative and accounting services provided to insurers. In 2005, we received total market remuneration of $29 million, compared with $148 million in 2004 and $133 million in 2003.

Recruitment and retention spend

        We continue to hire new brokers, senior executives to lead practices and strengthen specific businesses, and client-facing and technical staff who we believe will help us achieve our long term growth objectives. At the same time, employees have left under the first quarter 2005 headcount reduction program. The net increase in headcount over 2005 was therefore relatively small but we believe the revised mix will be more productive. However, our experience shows that new brokers generally take 18 to 24 months or longer before they are profitable. In addition, the costs of retaining our existing and new staff have increased in a highly competitive market.

Future outlook

        In 2006 we anticipate that revenue growth will be primarily organic based on winning new accounts, increasing business with existing clients, improving client retention rates, and hiring new revenue generating staff. It is not yet possible to assess how premium rates will impact revenue growth for the full year as there are conflicting pressures on rates in both the reinsurance and direct insurance market. For example, we saw sharp increases in January 1 renewals for energy risks in the Gulf of Mexico and catastrophe and property exposed lines with poor loss records, but elsewhere premium rates remained soft or broadly stable.

        During 2005, we completed 8 acquisitions with annual revenues of approximately $21 million and do not expect to see any significant increase in this level of activity in the short term. Many smaller brokers still accept volume and profit-based contingent compensation but we attribute no value to such revenues in a potential acquiree: our ability to offer a competitive price to such brokers is consequently limited except in countries where contingent compensation is immaterial.

        We will therefore continue to invest in talented new and existing brokers and business leaders who we believe can win new business and drive our business forward to generate improved margins in the longer term. However, in 2006 we expect recruiting opportunities to be similar to 2005 and that the competition for the best people will not abate: the related recruitment and retention spend will therefore continue to impact the ratio of remuneration costs to revenues in the shorter term. Consequently, we expect the compensation ratio (salaries and benefits as a percentage of revenues) in 2006 to be similar to the 2005 compensation ratio, excluding severance costs, of 59 percent.

        Overall, in 2006 we anticipate modest operating margin expansion. In the longer term, our goal is to achieve sustainable long-term growth based on delivering value to our customers so that we continue to win new accounts, increase business with existing clients, improve client retention rates, and attract and retain revenue generating staff. However, given the inherent unpredictability of our business, actual results may differ from those predicted for a number of reasons, including unexpected changes in market conditions, adverse developments in litigation matters and regulatory issues.

Cash and financing

        Cash at December 31, 2005 was $193 million, $158 million lower than at December 31, 2004 with the decrease primarily due to a reclassification of approximately $155 million from own funds to fiduciary funds under new UK regulations—see "Liquidity and Capital Resources" below. Net cash inflow from operating activities including the reclassification from own funds to fiduciary funds was $140 million. Cash generated from other operating sources was approximately $295 million. Share buybacks totaling $360 million (10.3 million shares at an average price of $35.00) and dividends of $135 million were largely funded from the proceeds from the Stewart Smith disposal of $96 million and cash generated from other operating sources.

        In 2005, in order to diversify our funding base and to lengthen our maturity profile, we replaced the bank loan agreement we entered into in December 2003, which included a $450 million term loan facility and a $150 million revolving credit facility. On July 1, 2005 we completed a $600 million notes offering, comprising $350 million 10 year notes at 5.625 percent and $250 million 5 year notes at 5.125 percent. Proceeds from the offering were used to repay the existing $450 million bank loan on July 6, 2005 and the remainder used for general corporate purposes including additional pension fund contributions of $50 million. On October 17, 2005, we entered into a new $300 million 5 year revolving credit facility which replaced the existing $150 million facility. Our capitalization ratio (total long-term debt to total long-term debt and equity) was 32 percent at December 31, 2005 compared with 24 percent at December 31, 2004.

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

BUSINESS AND MARKET OVERVIEW

        We provide a broad range of insurance brokerage and risk management consulting services to our worldwide clients. In our capacity as an advisor and insurance broker, we act as an intermediary between our clients and insurance carriers by advising our clients on their risk management requirements, helping clients to determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through our global distribution network.

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

        During 2004, we saw a rapid transition from a hard market, with premium rates stable or increasing, to a soft market, with premium rates falling in most markets. The soft market continued throughout 2005, although the rate of decline moderated in the latter part of the year. Rates have remained soft or stable in the early part of 2006 with the exception of renewals for energy risks in the Gulf of Mexico following the unprecedented level of hurricane activity over the last two years, in particular in the latter part of 2005, and catastrophe and property exposed lines with poor loss records.

        We believe that throughout 2006 there will be conflicting pressures on reinsurance rates. There will be upward pressures as reinsurers recalibrate risk models and review underwriting policies and rating agencies require reinsurers to hold more capital to reflect increased risk assumptions. However, there will be downward pressures as reinsurers seek to retain market share in areas where combined ratios have been good; new capital enters the market; and many insurers are reluctant to pay more for reinsurance where this cannot be passed on to the direct market leading to increased retentions and a consequent reduction to volumes into the reinsurance market.

OPERATING RESULTS

Revenues

2005 compared with 2004

				Change attributable to:
	2005	2004	% change	Foreign currency translation	Acquisitions and disposals	Organic revenue growth(i)
	(millions)
Global	$1,070	$1,116	(4)%	0%	0%	(4)%
North America	677	660	3%	0%	2%	1%
International	447	429	4%	(1)%	1%	4%

Commissions and fees	$2,194	$2,205	0%	0%	1%	(1)%
Investment income	73	70	4%	(1)%	0%	5%

Total revenues	$2,267	$2,275	0%	0%	1%	(1)%

(i)
Organic revenue growth excludes the impact of foreign currency translation and acquisitions and disposals from reported revenues. We use organic growth as a measure of business growth generated by operations that were part of the Group at the end of the period. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

        2005 revenues at $2,267 million were broadly in line with 2004 with the benefit of an increase attributable to net acquisitions and disposals offset by a reduction in organic revenues, where net new business growth was more than offset by the reduction in market remuneration.

        Net acquisitions and disposals added 1 percent to total revenues in 2005 compared with 2004. In Global, the benefit of recent acquisitions, mainly the Coyle Hamilton and Opus acquisitions in second half 2004, was offset by the impact of the Stewart Smith sale in April 2005. In North America, growth attributable to acquisitions was mainly due to the CGI Consulting and Primary acquisitions in first quarter 2005.

        Organic revenues in 2005 were 1 percent lower than in 2004. Net new business growth in all our operations and improved client retention in 2005 were more than offset by soft or declining rates in most of our markets and the sharp reduction in market remuneration compared with 2004 discussed above.

        The following table analyzes 2005 organic growth in commissions and fees by business:

	Total commissions and fees organic growth	Total market remuneration(i)	Commissions and fees excluding market remuneration
Global	(4)%	(9)%	5%
North America	1%	(4)%	5%
International	4%	(1)%	5%
Group	(1)%	(6)%	5%

(i)
Total market remuneration includes volume and profit-based contingent commissions together with compensation for product and market research carried out on behalf of insurers and income related to administration and other services provided to the market.

        Global:    Global revenues were adversely impacted by a $91 million reduction in market remuneration in 2005 compared with 2004. Commissions and fees, excluding market remuneration, were 5 percent higher in 2005 compared with 2004. Rates were soft in virtually all the sectors we operate in and in the reinsurance market we are seeing a trend towards more centralized buying and higher retentions. Despite the highly competitive market, net new business growth improved and we saw some benefit in the London market from market remuneration migrating to fees. Our Financial and Professional Services in Global Markets and Aerospace and Niche businesses in Global Specialties all performed well.

        North America:    2005 organic revenues were 1 percent higher than in 2004 as net new business growth more than offset a $25 million reduction in market remuneration and the impact of declining rates. Excluding market remuneration, commissions and fees were 5 percent higher in 2005 compared with 2004 despite declining rates particularly in the first half of 2005. Net new business growth remained robust across all regions and businesses with improved retention rates also a significant contributor. Overall, most regional sectors are performing well and we are seeing good growth in the financial institutions and large account practices. In our large account practice, we have seen a sustained increase in requests for proposals with total new business in 2005 higher than that achieved in 2004.

        International:    International revenues were 4 percent higher than in 2004 as net new business growth and improved client retention in most regions more than offset the impact of a further softening of rates in many areas and a 1 percent reduction attributable to reduced market remuneration. South Africa, Russia, Latin America and Asia all performed well.

2004 compared with 2003

				Change attributable to:
	2004	2003	% change	Foreign currency translation	Acquisitions and disposals	Organic revenue growth(i)
	(millions)
Global(ii)	$1,116	$1,046	7%	1%	3%	3%
North America(ii)	660	631	5%	1%	0%	4%
International	429	327	31%	8%	14%	9%

Commissions and fees	$2,205	$2,004	10%	1%	4%	5%
Investment income	70	72	(3)%	4%	1%	(8)%

Total revenues	$2,275	$2,076	10%	2%	4%	4%

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

        2004 revenues at $2,275 million were 10 percent higher than in 2003, with all our businesses reporting growth despite a declining rate environment.

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

        Global:    Global business revenues were 3 percent higher in 2004 compared with 2003 reflecting good performances by most business units despite noticeable downward pressure on premium rates. Global Markets grew by 5 percent reflecting new business activity particularly within the International and Financial and Professional Risk operations. Reinsurance revenues grew in 2004 due to a strong new business performance, particularly from the US reinsurance unit. Premium rates were a negative factor on reinsurance revenues from the second quarter of 2004 and for full year 2004 had an adverse impact of 3 percent when compared with 2003. In addition, reinsurance brokerage was adversely affected by increased self-insurance by clients.

        North America:    Organic revenue growth in our North America business was 4 percent in 2004 despite the elimination of market remuneration in the fourth quarter and a softening insurance market place. As we moved through 2004, declining premium rates had an increasingly negative effect.

        In 2004, revenues included $29 million of market remuneration. Due to the abolition of this remuneration in October 2004, there was no market remuneration in the fourth quarter 2004. In 2003, revenues included $30 million of market remuneration of which $10 million was recognized in the fourth quarter.

        International:    Organic revenue growth in our International business of 9 percent in 2004 was driven by good performances in Europe, notably the Netherlands and Iberia, Asia and Latin America.

There was a modest negative impact from premium rates on average, although the effect varied by country and by line of business.

General and administrative expenses

	2005	2004	2003
	(millions, except percentages)
Salaries and benefits	$1,356	$1,182	$1,059
Other	405	391	369

General and administrative expenses	$1,761	$1,573	$1,428

Compensation ratio or salaries and benefits as a percentage of revenues	60%	52%	51%

2005 compared with 2004

        General and administrative expenses at $1,761 million in 2005 were $188 million, or 12 percent, higher than in 2004 of which 3 percent was attributable to acquisitions net of disposals and foreign currency translation.

        Salaries and benefits were $1,356 million, or 60 percent of revenues, in 2005 compared with $1,182 million, or 52 percent of revenues, in 2004. The increase in the compensation ratio (salaries and benefits as a percentage of revenues) was mainly attributable to the $119 million reduction in market remuneration and the incremental cost of net new hires and higher costs to retain and incentivize existing staff, together with a $24 million increase in pension costs, a $20 million increase in severance costs, primarily relating to the first quarter 2005 headcount reduction program, and the impact of foreign currency translation. The increase in pension costs reflected an increase in longevity, a fall in discount rates and the amortization of losses arising in prior years. Excluding severance costs relating to the first quarter headcount reduction program, the compensation ratio was 59 percent in 2005 and we expect a similar ratio for full year 2006 given our continuing emphasis on recruiting, retention costs in a competitive market, and the potential for further increases in pension costs.

        Other expenses at $405 million were 4 percent higher than 2004 of which 5 percent was attributable to acquisitions net of disposals and foreign currency translation. There was an underlying decrease of 1 percent despite an additional $20 million provision for legal claims following the March 31, 2005 review of legal cases and increased legal costs mainly relating to regulatory proceedings. This decrease reflected strong controls on discretionary spending throughout 2005.

2004 compared with 2003

        General and administrative expenses, including non-cash compensation charges, at $1,573 million in 2004 were $145 million or 10 percent higher than in 2003.

        The non-cash compensation charge for performance-based stock options in 2004 was $11 million. As of December 31, 2004, we had recognized 100 percent of the $270 million non-cash compensation charge for performance-based stock options granted to management as part of the 1998 leveraged buy-out arrangement for meeting or exceeding 2001 and 2002 targets.

        Excluding non-cash compensation charges for performance-based stock options, there was an underlying increase of $154 million, or 11 percent, of which 2 percent was attributable to foreign currency translation and 4 percent to acquisitions and disposals.

        Salaries and benefits, excluding non-cash compensation charges for performance-based stock options, were 52 percent of revenues in 2004 compared to 50 percent of revenues in 2003, reflecting increased expenditure on recruitment and retention of staff. We recruited steadily over the preceding two years as the Company grew and we built the sales culture. The pace of this recruitment accelerated in fourth quarter 2004 and at December 31, 2004 the number of revenue earning staff was 5 percent higher than at December 31, 2003.

        Other expenses included some $10 million of incremental legal, investigative and other costs incurred in fourth quarter 2004 primarily relating to the New York Attorney General's investigation.

Operating income and margin

	2005	2004	2003
	(millions, except percentages)
Revenues	$2,267	$2,275	$2,076
Operating income	479	666	620
Operating margin or operating income as a percentage of revenues	21%	29%	30%

2005 compared with 2004

        Operating margin at 21 percent for 2005 was significantly lower than 2004 and was impacted by:

  •
  the first quarter 2005 regulatory settlement of $51 million and related legal costs of $9 million;

  •
  a $20 million increase in severance costs primarily as a result of the first quarter 2005 headcount reduction program;

  •
  an additional $20 million increase in the provision for claims following the March 31, 2005 review of legal proceedings; and

  •
  a $67 million increase in net gains on disposal compared with 2004 mainly reflecting the $78 million gain on the sale of Stewart Smith in second quarter 2005.

        The net effect of these items was to reduce operating margin by 1 percent. The remaining decline in operating margin was mainly attributable to: the $119 million reduction in market remuneration; increased retention, recruitment and pension costs; the impact of foreign currency translation; and the effect of Stewart Smith which was sold in April 2005.

        We earn revenue in an uneven fashion during the year, primarily due to the timing of insurance policy renewals. As many policies incept and renew as of December 31 or January 1, we generate the majority of our revenues in the first and fourth calendar quarters. General and administrative expenses, however, are incurred on a relatively even basis throughout the year. As a result, we have historically earned the majority of our operating income in the first and fourth quarters. However, significant charges in first quarter 2005 and a $78 million gain on disposal in second quarter 2005 distorted this trend in 2005. Operating income in 2005 was $94 million, $206 million, $72 million and $107 million for the first, second, third and fourth quarters, respectively.

2004 compared with 2003

        Operating margin was 29 percent in 2004 compared with 30 percent in 2003. The decrease reflected increased recruitment and retention costs and higher legal, regulatory and compliance expenses.

Premium on redemption of subordinated notes

        In February 2004, we paid a call premium of $17 million on the early redemption of all $370 million of our 9% senior subordinated notes.

Interest expense, net

        Interest expense in 2005 was $30 million compared with $22 million in 2004 with the increase mainly due to higher average levels of debt at higher interest rates following the replacement of the $450 million term loan with $600 million of senior notes in July 2005 as part of our long term capital structure planning.

        Interest expense in 2004 was $22 million, significantly lower than in 2003, $53 million. This decrease reflects the benefit of lower average levels of debt, together with lower interest rates on new credit facilities.

Income taxes

	2005	2004	2003
	(millions, except percentages)
Income before taxes	$449	$627	$567
Income taxes	152	208	159
Effective tax rate	34%	33%	28%

        The effective tax rate in 2005 was 34 percent. The net impact of the effect of tax on net disposals, the amortization of intangibles, and the $60 million of regulatory settlement and related costs was 2 percent, of which approximately 3 percent was attributable to the $78 million profit on disposal of Stewart Smith and a negative 1 percent to the tax effect of the regulatory settlements and related costs. Excluding the effect of tax on net disposals of operations, the amortization of intangible assets, and regulatory settlements and related costs, the underlying tax rate was 32 percent compared with 33 percent in 2004 which contributed approximately $0.04 to diluted earnings per share in 2005.

        Income tax expense for 2004 amounted to $208 million, an effective rate of 33 percent. The effects on taxation of the amortization of intangible assets and disposals of operations had a net neutral impact on the 2004 tax rate.

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

Net income and net income per diluted share

	2005	2004	2003
	(millions, except per share data)
Net income	$300	$427	$414
Net income per diluted share	$1.83	$2.54	$2.45
Average diluted number of shares outstanding	164	168	169

2005 compared with 2004

        Net income for 2005 was $300 million, or $1.83 per diluted share, compared with $427 million, or $2.54 per diluted share, in 2004. Net income in 2005 was impacted by a number of significant items: the $36 million post-tax cost of regulatory settlements in first quarter 2005 together with related legal costs, equivalent to $0.22 per diluted share; the $19 million post-tax cost of the first quarter 2005 headcount reduction program, equivalent to $0.12 per diluted share; the $14 million post-tax cost of the additional $20 million provision for legal claims following the March 31, 2005 review of legal cases, equivalent to $0.08 per diluted share; and the $41 million post-tax net gain on disposal of operations primarily relating to the second quarter 2005 sale of Stewart Smith, equivalent to $0.25 per diluted share. The decrease excluding these significant items was mainly attributable to the reduction in market remuneration; increased retention, recruitment and pension costs; the impact of foreign currency translation; and the effect of Stewart Smith which was sold in April 2005; partly offset by the lower tax rate.

        Excluding the gain on disposal in second quarter 2005, Stewart Smith's results contributed $Nil to net income per diluted share in 2005, $0.12 in 2004 and $0.09 in 2003. The following table shows the impact of Stewart Smith on results in the periods prior to sale:

	2005	2004	2003
	(millions, except per share data)
Revenues	$10	$77	$72
General and administrative expenses	11	44	45

Operating (loss) income	(1)	33	27
Income taxes	—	13	11

Net (loss) income	$(1)	$20	$16

Contribution to net income per diluted share	$—	$0.12	$0.09

        Foreign currency translation reduced net income per diluted share by approximately $0.06 for fiscal 2005 compared with fiscal 2004.

2004 compared with 2003

        Net income in 2004 and 2003 was impacted by non-cash charges for performance options and net gains on disposal of operations. In addition, 2004 was adversely impacted by a call premium paid on the early redemption of the 9% senior subordinated notes ($10 million net of tax), while 2003 benefited from a one-time tax benefit of $35 million following a change to UK tax legislation regarding the taxation of employee stock options.

        Excluding these items, net income increased by 13 percent to $437 million in 2004 ($2.60 per diluted share) and by 43 percent to $386 million in 2003 ($2.28 per diluted share).

        There was no impact of foreign currency translation on earnings in 2004 compared with 2003.

CRITICAL ACCOUNTING ESTIMATES

        The Company's accounting policies are described in Note 2 to the Consolidated Financial Statements. Management considers that the following accounting estimates or assumptions are the most important to the presentation of the Company's financial condition or operating performance. Management has discussed its critical accounting estimates and associated disclosures with our Audit Committee.

Pension expense

        We maintain defined benefit pension plans that cover almost all our employees in the United States and United Kingdom, although the UK plan was closed to new entrants in January 2006. New entrants in the United Kingdom will now be offered the opportunity to join a defined contribution plan. Elsewhere, pension benefits are typically provided through defined contribution plans.

        Net pension expense for our defined benefit pension plans in 2005 was $52 million, an increase of $24 million compared with 2004 of which $23 million related to the UK plan. The increase in the UK expense was mainly attributable to the impact of lower discount rates and higher amortization charges for losses arising in previous years, together with a smaller increase due to increased longevity assumptions.

        Based on December 31, 2005 assumptions, we expect our net pension expense in 2006 to increase by approximately $20 million over 2005 mainly reflecting the lower UK discount rate at December 31, 2005 and higher amortization charges for losses arising in prior years, as well as further increases in longevity assumptions in the United States.

        We make a number of assumptions when determining our pension liabilities and pension expense which are reviewed annually by senior management and changed where appropriate. The discount rate will be changed annually if underlying rates have moved whereas the expected long-term return on assets will be changed less frequently as longer term trends in asset returns emerge. Other material assumptions include rates of participant mortality, the expected long-term rate of compensation and pension increases and rates of employee termination.

UK plan

	As disclosed using December 31, 2005 assumptions	Impact of a 0.25 percentage point increase in the expected rate of return on assets(1)	Impact of a 0.25 percentage point increase in the discount rate(1)	One year increase in mortality assumption(2)
	(millions)
Estimated 2006 expense	$48	$(4)	$(9)	$8
Projected benefit obligation at December 31, 2005	1,848	N/A	(78)	52

(1)
With all other assumptions held constant.

(2)
Assumes all plan participants are one year younger.

        Expected long-term rates of return on plan assets are developed from the expected future returns of the various asset classes using the target asset allocations. The expected long-term rate of return used for determining the net UK pension expense in 2005 was 7.25 percent, unchanged from 2004, and equivalent to an expected return in 2005 of $112 million. The actual return in 2005 was $282 million with all asset classes performing well, especially equities.

        Rates used to discount pension plan liabilities at December 31, 2005 were based on yields prevailing at that date of high quality corporate bonds of appropriate maturity. The selected rate used to discount UK plan liabilities was 4.9 percent compared with 5.3 percent at December 31, 2004 with the decrease reflecting a decline in long term bond rates in the United Kingdom during 2005. The lower discount rate at December 31, 2005 was the main contributor to the $204 million actuarial loss in 2005. Changes to the rates at which retiring members can exchange part of their future pension entitlements for a cash payment also contributed to actuarial losses in 2005.

        Mortality assumptions at December 31, 2005 were unchanged from December 31, 2004. As an indication of the longevity assumed, our calculations assume that a UK male retiree aged 65 at December 31, 2005 would have a life expectancy of 20 years.

US plan

	As disclosed using December 31, 2005 assumptions	Impact of a 0.25 percentage point increase in the expected rate of return on assets(1)	Impact of a 0.25 percentage point increase in the discount rate(1)	One year increase in mortality assumption(2)
	(millions)
Estimated 2006 expense	$24	$(1)	$(2)	$3
Projected benefit obligation at December 31, 2005	574	N/A	(20)	$16

(1)
With all other assumptions held constant.

(2)
Assumes all plan participants are one year younger.

        The expected long-term rate of return used for determining the net US pension expense in 2005 was 8.0 percent, compared with an actual return of 9.0 percent. The rate used to discount US plan liabilities at December 31, 2005 was 5.75 percent, determined based on expected plan cash flows discounted using a corporate bond yield curve, in line with the rate used at December 31, 2004.

        We revised our mortality assumptions for the US plan during 2005 which led to an approximate $5 million increase in the projected benefit obligation at December 31, 2005. As an indication of the longevity assumed, our calculations assume that a US male retiree aged 65 at December 31, 2005 would have a life expectancy of 18 years.

Income taxes

        We are subject to the income tax laws of the various tax jurisdictions in which we operate, principally the United States and United Kingdom. These tax laws are complex and subject to different interpretations by taxpayers and the tax authorities. When establishing income tax provisions, we therefore make a number of judgments and interpretations about the application and interaction of these tax laws. We have estimated tax reserves that we believe are adequate in relation to the potential for future assessments. Once established, we only adjust tax reserves when more information is available or when an event occurs necessitating a change to tax reserves. Changes in these tax laws or our interpretations of these laws and the resolution of current and future tax audits could significantly impact our effective tax rate and results of operations in a given period.

        We recognize deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating and capital loss and tax credit carryforwards. We estimate deferred tax assets and liabilities and assess the need for any valuation allowances using enacted rates in effect for the year in which the differences are expected to be recovered or settled taking into account our business plans and tax planning strategies.

        At December 31, 2005, the Company had gross deferred tax assets of $311 million (2004: $377 million) against which a valuation allowance of $110 million (2004: $123 million) had been recognized. To the extent that the actual future taxable income in the periods during which the temporary differences are expected to reverse differs from current projections, or assumed prudent and feasible tax planning strategies fail to materialize, or new tax planning strategies are developed, or material changes occur in actual tax rates or loss carry forward time limits, the Company may adjust the deferred tax asset considered realizable in future periods. Such adjustments could result in a significant increase or decrease in the effective tax rate and have a material impact on our net income, although management does not believe that this is likely.

Commitments, contingencies and accrued liabilities

        We purchase professional indemnity insurance for errors and insurance claims. The terms of this insurance vary by policy year and self-insured risks have increased significantly over recent years. We have established provisions against various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Such provisions cover claims that have been reported but not paid and also claims that have been incurred but not reported. These provisions are established based on actuarial estimates together with individual case reviews and are believed to be adequate in the light of current information and legal advice.

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

        The Company expects to apply the modified-retrospective method when adopting SFAS 123R.

        The SFAS 123 pro forma disclosures given in Note 2 of Notes to the Consolidated Financial Statements show the approximate impact of the Company adopting SFAS 123R in prior periods.

LIQUIDITY AND CAPITAL RESOURCES

        In 2005, in order to diversify our funding base and to lengthen our maturity profile, we replaced the bank loan agreement we entered into in December 2003, which included a $450 million term loan facility and a $150 million revolving credit facility.

        On July 1, 2005, we completed a senior notes offering of $600 million enabling us to access an alternative source of finance for the Company at attractive rates and spreads. The issue also facilitates further access to the debt markets in the future, providing additional flexibility. The issue comprised $250 million 5 year notes priced at 5.125 percent and $350 million 10 year notes priced at 5.625 percent. Net proceeds after expenses totaled $593 million and were used to repay the existing shorter term $450 million bank loan on July 6, 2005. The remaining balance was used for general corporate purposes including additional pension fund contributions of $50 million.

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

        Net cash provided by operations, which excludes fiduciary cash, was $140 million in 2005 compared with $490 million in 2004 and $493 million in 2003. The reduction in net cash provided by operations in 2005 was primarily attributable to a reclassification of approximately $155 million own funds to fiduciary funds under new Financial Services Authority ("FSA") regulations in the United Kingdom which came into force in January 2005, and the $51 million regulatory settlement.

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

        In addition to the impact of the new FSA regulations, net cash provided by operations in 2005 compared with 2004 was also adversely impacted by the abolition of volume and profit-based contingent commissions and the reduction in other market remuneration.

        Net cash provided by operations was flat in 2004 compared with 2003 reflecting the impact of recruitment and retention strategies employed by the group at the end of 2004 and higher expenses related to legal, investigative and regulatory compliance.

Investing activities

        Total net cash provided by investing activities was $32 million in 2005 compared with a $183 million outflow in 2004 and a $135 million outflow in 2003. Net cash proceeds from the sale of operations totaled $90 million pre-tax and were mainly attributable to the sale of Stewart Smith on April 14, 2005. Cash used for acquisitions in 2005 amounted to $35 million (net of cash acquired), primarily incurred in acquiring CGI Consulting Group, Inc., now Willis Benefits of Pennsylvania, Inc., a US employee benefits firm and Primary Worldwide Corporation in the US, now Willis Consulting Services of California, Inc., C.R. King and Partners Limited in the United Kingdom, J.H. Asesores y Corredores de Seguros S.A. a Peruvian broker, K.R. Athos Consultoria e Corretora de Seguros de Vida S/C Ltd, a Brazilian employee benefits firm and Essence, a Taiwanese broker.

        Cash used for acquisitions in 2004 totaled $147 million (net of cash acquired). The cash was used primarily for the acquisitions of: Coyle Hamilton, the Republic of Ireland's largest privately owned insurance broker; the controlling interest in Willis A/S, Denmark's largest insurance broker; two reinsurance brokers in Italy and Denmark; and Opus, a regional insurance broking business in the United Kingdom.

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

        Capital expenditures for 2005, 2004 and 2003 were $32 million, $49 million and $57 million, respectively. We have funded our requirements for capital expenditures by cash generated internally from operations and expect to continue to do so in the future.

Financing activities

        We continued to actively buy back shares in 2005, repurchasing 10.3 million shares for $360 million during the year compared with 9.3 million shares at a cost of $339 million in 2004. In April 2005, the Board of Directors approved a new share buyback program for $300 million and increased the authorization to $500 million in July 2005. An additional $140 million can, therefore, be bought back under the existing authorization.

        The completion of our senior notes offering of $600 million in July 2005 and the subsequent repayment of the $450 million term loan generated a net cash inflow of $143 million. There was a net inflow of $63 million from refinancing debt in 2004. During 2003, debt repayments amounted to $198 million.

        Cash dividends paid in 2005 were $135 million compared with $115 million in 2004 and $63 million in 2003. In February 2006, the quarterly cash dividend declared was increased by 9 percent to $0.235 per share, an annual rate of $0.94 per share. At this rate, the expected annual cost of dividends payable in 2006 will be approximately $146 million. We have funded dividends from cash generated internally by operations and expect to do so in the future.

        As of December 31, 2005, we had cash and cash equivalents of $193 million, compared with $351 million at December 31, 2004. We expect that internally generated funds will be sufficient to meet our foreseeable operating cash requirements, capital expenditures and dividend payments. Additionally our new undrawn $300 million revolving credit facility gives us additional financial flexibility.

CONTRACTUAL OBLIGATIONS

        Our contractual obligations at December 31, 2005 were:

		Payments due by
Obligations	Total	2006	2007– 2008	2009– 2010	After 2010
		(millions)
5.125% Senior Notes due 2010	$250	$—	$—	$250	$—
5.625% Senior Notes due 2015	350	—	—	—	350
Interest on Senior Notes	261	32	65	65	99
Operating leases	1,131	71	182	151	727
Pensions	181	95	86	—	—
Put & call options relating to subsidiaries and associates(1)	554	336	109	92	17

Total contractual obligations	$2,727	$534	$442	$558	$1,193

(1)
Based on the earliest dates on which options could be exercised.

        In November 2004, we entered into a 25 year agreement with British Land plc relating to our new UK headquarters in London. Construction commenced in early 2005 and our occupancy is targeted for late 2007. Our contractual obligations in relation to this commitment totaling $800 million are included in the table above, but are contingent upon the successful completion of construction.

        Following changes to UK pensions legislation in 2005, we are now required to agree a funding strategy for our UK defined benefit plan with the plan's trustees. In January 2006, we agreed to make additional contributions in 2006 and 2007 of $95 million and $86 million respectively.

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

        As part of our acquisition of 33 percent of Gras Savoye, we entered into a put arrangement, whereby the other shareholders in Gras Savoye (primarily two families, two insurance companies and Gras Savoye's executive management team) could put their shares to us. Until 2011, we will be obligated to buy the shares of certain shareholders to the extent those shareholders put their shares, potentially increasing our ownership from 33 percent to 90 percent if all shareholders put their shares, at a price determined by a contractual formula based on earnings and revenue. Management shareholders of Gras Savoye (representing approximately 10 percent of shares) do not have general put rights before 2011, but have certain put rights on their death, disability or retirement from which payments, at December 31, 2005 based on the formula would not have exceeded $57 million. The shareholders may put their shares individually at any time during the put period.

        While neither we nor the management of Gras Savoye expect significant exercises of the puts, on a separate or aggregate basis, in the near to medium term, we nevertheless believe that, should the aggregate amount of shares be put to us, sufficient funds would be available to satisfy this obligation. In addition, we have a call option to move to majority ownership under certain circumstances and in any event by December 2009. Upon exercising this call option, the remaining Gras Savoye shareholders have a put option.

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

Item 7A—Quantitative and Qualitative Disclosures about Market Risk

Financial Risk Management

        We are exposed to market risk from changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, we enter into a variety of interest rate and foreign currency derivatives. We do not hold derivative or financial instruments for trading purposes.

        A discussion of our accounting policies for financial and derivative instruments is included in Note 2 of Notes to the Consolidated Financial Statements and further disclosure is provided in Note 11 of Notes to the Consolidated Financial Statements.

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

Outside the United States and the United Kingdom, we predominantly generate revenue and expenses in the local currency. The table below gives an approximate analysis of revenues and expenses by currency in 2005.

	Pounds Sterling	US Dollars	Other currencies
Revenues	14%	54%	32%
Expenses	28%	49%	23%

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

	Settlement date before December 31,
	2006		2007		2008
December 31, 2005	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
US dollars sold for sterling	$88	$1.69=£1	$44	$1.76=£1	$9	$1.73=£1
Japanese Yen sold for sterling	12	Yen 174.47=£1	7	Yen 173.25=£1	2	Yen 173.58=£1
Euro sold for sterling	48	Euro 1.40=£1	24	Euro 1.38=£1	4	Euro 1.37=£1

Total	$148		$75		$15

Fair Value(1)	$4		$1		$ nil

	Settlement date before December 31,
	2005		2006		2007
December 31, 2004	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
US dollars sold for sterling	$74	$1.61=£1	$43	$1.61=£1	$—	n/a
Japanese Yen sold for sterling	16	Yen 171.28=£1	11	Yen 170.87=£1	4	Yen 170.43=£1
Euro sold for sterling	71	Euro 1.45=£1	41	Euro 1.39=£1	24	Euro 1.37=£1

Total	$161		$95		$28

Fair Value(1)	$12		$7		$(1)

(1)
Represents the difference between the contract amount and the cash flow in US dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2005 or 2004 at the forward exchange rates prevailing at that date.

Interest rate risk management

        Our operations are financed principally by $600 million fixed rate Senior Notes issued by a subsidiary which are split between $250 million due 2010 and $350 million due 2015.

        We are, however, subject to market risk from exposure to changes in interest rates based on our investing activities where our primary interest rate risk arises from changes in short-term interest rates in both US dollars and pounds sterling.

        As a consequence of our insurance and reinsurance broking activities, there is a delay between the time we receive cash for premiums and claims and the time the cash needs to be paid. We earn interest on this float, which is included in our consolidated financial statements as investment income. This float is regulated in terms of access and the instruments in which it may be invested, most of which are short-term in maturity. We manage the interest rate risk arising from this exposure primarily through the use of interest rate swaps. It is our policy that, for currencies with significant balances, a minimum of 25 percent of forecast income arising is hedged for each of the next three years.

        The table below provides information about our derivative instruments and other financial instruments that are sensitive to changes in interest. For interest rate swaps, the table presents notional principal amounts and average interest rates analyzed by expected maturity dates. Notional principal amounts are used to calculate the contractual payments to be exchanged under the contracts. The duration of interest rate swaps varies between one and four years, with an average re-fixing period of three months. Average fixed and variable rates are, respectively, the weighted-average actual and market rates for the interest hedges in place. Market rates are the rates prevailing at December 31, 2005 or 2004, as appropriate.

	Expected to mature before December 31,
December 31, 2005								Fair Value(1)
	2006	2007	2008	2009	2010	Thereafter	Total
	($ millions, except percentages)
Short-term investments
Principal ($)			8	11	10	3	32	32
Fixed rate receivable			4.97%	4.42%	3.90%	3.75%	4.25%
Principal (£)			4	16	10	3	33	33
Fixed rate receivable			6.25%	5.31%	4.80%	4.25%	5.12%
Long-term debt
Principal ($)					250	350	600	601
Fixed rate payable					5.13%	5.63%	5.50%
Interest rate swaps
Principal ($)	305	102	230	235			872	(8)
Fixed rate receivable	3.63%	3.66%	4.11%	4.42%			4.18%
Variable rate payable	4.54%	4.75%	4.80%	4.84%			4.80%
Principal (£)	110	82	64	59			315	2
Fixed rate receivable	4.76%	5.07%	5.07%	4.75%			4.94%
Variable rate payable	4.53%	4.49%	4.50%	4.54%			4.51%
Principal (€)	50	33	33	24			140	1
Fixed rate receivable	3.71%	3.70%	3.38%	2.58%			3.21%
Variable rate payable	2.49%	2.89%	3.05%	3.13%			3.00%
Forward rate agreements
Principal ($)	130	30					160	—
Fixed rate receivable	4.29%	4.79%					4.43%
Variable rate payable	4.60%	4.81%					4.66%

(1)
Represents the net present value of the expected cash flows discounted at current market rates of interest.

	Expected to mature before December 31,
December 31, 2004								Fair Value(1)
	2005	2006	2007	2008	2009	Thereafter	Total
	($ millions, except percentages)
Short-term investments
Principal ($)	4			16	12	4	36	36
Fixed rate receivable	2.36%			4.62%	4.44%	3.75%	4.40%
Principal (£)				25	13		38	38
Fixed rate receivable				5.58%	5.25%		5.45%
Long-term debt
Principal ($)		150	150	150			450	450
Variable rate payable		3.03%	3.41%	3.64%			3.43%
Interest rate swaps
Principal ($)		450					450	—
Fixed rate payable		3.38%					3.38%
Variable rate receivable		3.37%					3.37%
Principal ($)	285	305	102	180			872	6
Fixed rate receivable	3.60%	4.13%	3.47%	3.93%			3.88%
Variable rate payable	2.60%	3.10%	3.72%	3.80%			3.48%
Principal (£)	181	104	91	52			428	2
Fixed rate receivable	5.46%	5.09%	5.03%	5.21%			5.14%
Variable rate payable	4.77%	4.70%	4.76%	4.80%			4.76%
Principal (€)	52	58	37	22			169	3
Fixed rate receivable	4.01%	4.18%	3.60%	3.60%			3.81%
Variable rate payable	2.17%	2.33%	2.82%	3.14%			2.71%
Forward rate agreements
Principal (£)	58						58	—
Fixed rate receivable	5.32%						5.32%
Variable rate payable	4.76%						4.76%

(1)
Represents the net present value of the expected cash flows discounted at current market rates of interest.

WILLIS GROUP HOLDINGS LIMITED

Item 8—Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Willis Group Holdings Limited, Hamilton, Bermuda

        We have audited the accompanying consolidated balance sheets of Willis Group Holdings Limited and subsidiaries (collectively, the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of Willis Group Holdings Limited management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Willis Group Holdings Limited and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Deloitte & Touche LLP
London, England
March 2, 2006

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2005	2004	2003
	(millions, except per share data)
REVENUES
Commissions and fees	$2,194	$2,205	$2,004
Investment income	73	70	72

Total revenues	2,267	2,275	2,076

EXPENSES
Salaries and benefits (including non-cash compensation of $nil, $11 and $20)	(1,356)	(1,182)	(1,059)
Other operating expenses	(405)	(391)	(369)
Regulatory settlements (Note 14)	(51)	—	—
Depreciation expense and amortization of intangible assets	(54)	(47)	(39)
Net gain on disposal of operations (Note 3)	78	11	11

Total expenses	(1,788)	(1,609)	(1,456)

OPERATING INCOME	479	666	620
Interest expense, net	(30)	(22)	(53)
Premium on redemption of subordinated notes (Note 8)	—	(17)	—

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	449	627	567
INCOME TAXES (Note 4)	(152)	(208)	(159)

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	297	419	408
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX (Note 5)	14	15	14
MINORITY INTEREST, NET OF TAX	(11)	(7)	(8)

NET INCOME	$300	$427	$414

NET INCOME PER SHARE (Note 6)
—Basic	$1.86	$2.72	$2.72
—Diluted	$1.83	$2.54	$2.45

AVERAGE NUMBER OF SHARES OUTSTANDING (Note 6)
—Basic	161	157	152
—Diluted	164	168	169

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.8600	$0.7500	$0.5750

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(millions, except share data)
ASSETS
Cash and cash equivalents	$193	$351
Fiduciary funds—restricted (Note 7)	1,563	1,505
Short-term investments (Note 7)	65	74
Accounts receivable, net of allowance for doubtful accounts of $31 in 2005 and $39 in 2004 (Note 2)	8,026	7,316
Fixed assets (Note 2)	212	249
Goodwill and other intangible assets, net of accumulated amortization of $138 in 2005 and $127 in 2004	1,584	1,551
Investments in associates (Note 5)	129	132
Deferred tax assets (Note 4)	166	203
Other assets	248	272

TOTAL ASSETS	$12,186	$11,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$9,148	$8,562
Deferred revenue and accrued expenses	367	351
Income taxes payable	153	147
Long-term debt (Note 8)	600	450
Other liabilities	645	699

Total liabilities	10,913	10,209

COMMITMENTS AND CONTINGENCIES (Note 14)
MINORITY INTEREST	25	20
STOCKHOLDERS' EQUITY
Common shares, $0.000115 par value; Authorized: 4,000,000,000;
Issued and outstanding, 156,958,269 shares in 2005 and 162,743,722 shares in 2004	—	—
Additional paid-in capital	685	977
Retained earnings	837	675
Accumulated other comprehensive loss, net of tax (Note 13)	(264)	(212)
Treasury stock, at cost, 370,873 shares in 2005 and 697,220 shares in 2004	(10)	(16)

Total stockholders' equity	1,248	1,424

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,186	$11,653

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$300	$427	$414
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on disposal of operations, fixed assets and short-term investments	(77)	(11)	(13)
Depreciation expense and amortization of intangible assets	54	47	39
Subordinated debt redemption expense	—	17	—
Allowance for doubtful accounts	1	10	2
Minority interest	5	3	2
Provision for deferred income taxes	47	(19)	6
Non-cash compensation	—	11	20
Other	(24)	(12)	19
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries
Fiduciary funds—restricted	(148)	80	(47)
Accounts receivable	(1,171)	(60)	(93)
Accounts payable	1,085	(32)	81
Other	68	29	63

Net cash provided by operating activities	140	490	493

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed assets	6	11	4
Additions to fixed assets	(32)	(49)	(57)
Net cash proceeds from sale of operations, net of cash disposed	90	10	15
Acquisitions of subsidiaries, net of cash acquired	(35)	(147)	(91)
Purchase of short-term investments	(42)	(80)	(48)
Proceeds on sale of short-term investments	47	69	42
Other	(2)	3	—

Net cash provided by (used in) investing activities	32	(183)	(135)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(450)	(370)	(198)
Draw down of term loans	—	450	—
Senior notes issued, net of debt issuance costs	593	—	—
Premium on redemption of subordinated notes	—	(17)	—
Repurchase of shares	(360)	(339)	—
Purchase of treasury stock	—	—	(1)
Proceeds from issue of shares	37	58	40
Dividends paid	(135)	(115)	(63)

Net cash used in financing activities	(315)	(333)	(222)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(143)	(26)	136
Effect of exchange rate changes on cash and cash equivalents	(15)	13	17
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	351	364	211

CASH AND CASH EQUIVALENTS, END OF YEAR	$193	$351	$364

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

	December 31,
	2005	2004	2003
	(millions, except share data)
COMMON SHARES OUTSTANDING (thousands)
Balance, beginning of year	162,744	159,083	148,249
Common shares issued	284	1,505	534
Repurchase of shares	(10,291)	(9,288)	—
Exercise of stock options	4,221	11,444	10,300

Balance, end of year	156,958	162,744	159,083

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$977	$1,100	$960
Issue of common shares under employee stock compensation plans and related tax benefits	55	154	105
Repurchase of shares	(360)	(339)	—
Issue of common shares for acquisitions	7	48	12
Non-cash compensation	—	11	20
Gains on sale of treasury stock	6	3	3

Balance, end of year	685	977	1,100

RETAINED EARNINGS
Balance, beginning of year	675	367	42
Net income	300	427	414
Dividends	(138)	(119)	(89)

Balance, end of year	837	675	367

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance, beginning of year	(212)	(126)	(131)
Foreign currency translation adjustment	(41)	8	(4)
Unrealized holding loss	—	—	(3)
Minimum pension liability adjustment	9	(78)	18
Net loss on derivative instruments	(20)	(16)	(6)

Balance, end of year	(264)	(212)	(126)

TREASURY STOCK
Balance, beginning of year	(16)	(17)	(17)
Cost of shares acquired	—	—	(1)
Shares reissued under stock compensation plans	6	1	1

Balance, end of year	(10)	(16)	(17)

TOTAL STOCKHOLDERS' EQUITY	$1,248	$1,424	$1,324

COMPREHENSIVE INCOME
Net income	$300	$427	$414
Other comprehensive (loss) income net of tax (Note 13)	(52)	(86)	5

Comprehensive income	$248	$341	$419

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

        Fiduciary Funds—Restricted—Fiduciary funds-restricted represent unremitted premiums received from insureds and unremitted claims received from insurers. Fiduciary funds are generally required to be kept in certain regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity; such funds are not available to service the Company's debt or for other corporate purposes. Notwithstanding the legal relationships with clients and insurers, the Company is entitled to retain investment income earned on fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds.

        Included in fiduciary funds-restricted are cash and cash equivalents consisting primarily of time deposits, certificates of deposit and debt securities. These securities are classified as available-for-sale, and as such are carried at fair market value, with unrealized gains and losses, including foreign exchange fluctuations, reported in other comprehensive income. Realized gains and losses on investments sold are included in net income and are derived using the specific identification method for determining the cost of securities.

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

        Accounts Receivable and Accounts Payable—In its capacity as an insurance agent or broker, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurers; the Company also collects claims or refunds from insurers on behalf of insureds. Uncollected premiums from insureds and uncollected claims or refunds from insurers are recorded as accounts receivable on the Company's consolidated balance sheets. Unremitted insurance premiums and claims are held in a fiduciary capacity. The obligation to remit these funds is recorded as accounts payable on the Company's consolidated balance sheets. The period for which the Company holds such funds is dependent upon the date the insured remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer. Balances arising from insurance brokerage transactions are reported as separate assets or liabilities unless such balances are due to or from the same party and a right of offset exists, in which case the balances are recorded net.

        Accounts receivable are stated at estimated net realizable values. Allowances are recorded, when necessary, in an amount considered by management to be sufficient to meet probable future losses related to uncollectible accounts. The write-off of accounts receivable was $4 million, $5 million and $2 million in the years ended December 31, 2005, 2004 and 2003, respectively.

        Fixed Assets—Fixed assets are stated at cost less accumulated depreciation. Expenditures for improvements are capitalized; repairs and maintenance are charged to expenses as incurred. Depreciation is computed using the straight-line method based on the estimated useful lives of assets.

        Depreciation on buildings and long leaseholds is calculated over the lesser of 50 years or the lease term. Depreciation on leasehold improvements is calculated over the lesser of the useful life of the assets or the lease term. Depreciation on furniture and equipment is calculated based on a range of 3 to 25 years.

        The components of fixed assets are as follows:

	December 31,
	2005	2004
	(millions)
Land and buildings	$130	$138
Leasehold improvements	40	52
Furniture and equipment	232	268

Total fixed assets, cost	402	458
Less accumulated depreciation	(190)	(209)

Total fixed assets, net	$212	$249

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

        Derivative Financial Instruments—The Company uses derivative financial instruments for other than trading purposes to alter the risk profile of an existing underlying exposure. Interest rate swaps are used to manage interest risk exposures. Forward foreign currency exchange contracts are used to manage currency exposures arising from future income. The fair values of derivative contracts are recorded in other assets and other liabilities with changes in fair value of derivatives that qualify for hedge accounting recorded in other comprehensive income and changes in fair value of derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness, recorded in other operating expenses. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings.

        Income Taxes—The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). The Company is subject to the income tax laws of the various tax jurisdictions in which the Company operates, principally the United States and United Kingdom. These tax laws are complex and subject to different interpretations by taxpayers and the tax authorities. When establishing income tax provisions, the Company therefore makes a number of judgments and interpretations about the application and interaction of these tax laws. The Company has estimated tax reserves that management believe are adequate in relation to the potential for future assessments. Once established, the Company only adjusts tax reserves when more information is available or when an event occurs necessitating a change to tax reserves. Changes in these tax laws or our interpretations of these laws and the resolution of current and future tax audits could significantly impact the Company's effective tax rate and results of operations in a given period.

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

        Had compensation expense for such plans been determined consistent with the fair value method prescribed by SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123") using the Black-

Scholes option-pricing model, the Company's pro forma net income and net income per share would have been:

	Years ended December 31,
	2005	2004	2003
	(millions, except per share data)
Net income, as reported	$300	$427	$414
Add: Non-cash compensation expense—performance options, included in reported net income, net of related tax of $nil in 2005, $3 in 2004 and $6 in 2003	—	8	14
One-off tax benefit as determined under APB 25(1)	—	—	(35)
Less: Total stock-based employee compensation expense determined under SFAS 123 for all awards, net of related tax of $6 in 2005, $6 in 2004 and $4 in 2003	(12)	(14)	(6)
One-off tax benefit as determined under SFAS 123(1)	—	—	3

Net income, pro forma	$288	$421	$390

Net income per share:
Basic:
As reported	$1.86	$2.72	$2.72
Pro forma	1.79	2.68	2.57
Diluted:
As reported	$1.83	$2.54	$2.45
Pro forma	1.77	2.54	2.32

(1)
Arising from certain changes in UK tax legislation (see Note 4).

        Revenue Recognition—Revenue includes insurance commissions, fees for services rendered, certain commissions receivable from insurance carriers and investment income earned on fiduciary balances.

        The Company takes credit for commissions (or fees negotiated in lieu of commission) in respect of insurance placements at the date when the insured is billed or at the inception date of the policy, whichever is later. Commissions on additional premiums and adjustments are recognized as and when advised. Fees for risk management and other services are recognized as the services are provided. Negotiated fee arrangements for an agreed period covering multiple insurance placements, the provision of risk management and/or other services are determined, contract by contract, on the basis of the relative fair value of the services completed and the services yet to be rendered. The Company establishes contract cancellation reserves where appropriate; at December 31, 2005, 2004 and 2003, such amounts were not material.

        In October 2004, the Company announced that it was voluntarily abolishing volume and profit-based contingent commissions. Such commissions were recognized at the earlier of the date when cash was received, or when formal, written notification of the actual amount due was received from the insurance carrier. If some of the commissions received were potentially subject to full or partial repayment to the carrier, then recognition was deferred until the conditions for repayment had passed.

        Investment income is recognized as earned.

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

        The Company expects to apply the modified-retrospective method when adopting SFAS 123R.

        The SFAS 123 pro forma disclosures approximates the impact of the Company adopting SFAS 123R in prior periods.

        Reclassifications—Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

3.     NET GAIN ON DISPOSAL OF OPERATIONS

        Total proceeds relating to 2005 dispositions of subsidiaries and associates amounted to $97 million, inclusive of deferred proceeds amounting to $1 million. A net gain of $78 million is recorded in the consolidated statement of operations which relates primarily to the gain arising on the sale of the Company's US wholesale unit Stewart Smith on April 14, 2005. The carrying amounts of the Stewart Smith assets and liabilities disposed of are as follows:

(millions)
Current assets	$93
Fixed assets	1
Current liabilities	(91)

        Total proceeds relating to 2004 dispositions of subsidiaries and associates amounted to $10 million, inclusive of deferred proceeds amounting to $2 million, with a gain of $11 million recorded in the consolidated statement of operations.

        Total proceeds relating to 2003 dispositions of subsidiaries and associates amounted to $16 million, inclusive of deferred proceeds amounting to $2 million, with a gain of $11 million recorded in the consolidated statement of operations.

4.     INCOME TAXES

        The components of income before income taxes, equity in net income of associates and minority interest are as follows:

	Years ended December 31,
	2005	2004	2003
	(millions)
US	$120	$141	$143
UK	222	342	330
Other jurisdictions	107	144	94

Income before incomes taxes, equity in net income of associates and minority interest	$449	$627	$567

        The provision for income taxes by location of the taxing jurisdiction consisted of the following:

	Years ended December 31,
	2005	2004	2003
	(millions)
Current income taxes:
US federal tax	$10	$70	$34
US state and local taxes	6	12	10
UK corporation tax	54	108	73
Other jurisdictions	35	37	37

Total current taxes	105	227	154

Deferred taxes:
US federal tax	22	(31)	22
US state and local taxes	4	(6)	1
UK corporation tax(1)	20	18	(18)
Other jurisdictions	1	—	—

Total deferred taxes	47	(19)	5

Total income taxes	$152	$208	$159

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

        Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on its income, profits or capital gains. The following table reconciles the income tax expense in these financial statements to that which would be expected at the US federal statutory income tax rate:

	Years ended December 31,
	2005	2004	2003
	(millions)
Income before income taxes, equity in net income of associates and minority interest	$449	$627	$567

US federal statutory income tax rate	35%	35%	35%

Income tax expense at US federal tax rate	157	219	198
Adjustments to derive effective rate:
Non-deductible items
Intangible assets	8	2	1
Stock options	(1)	1	1
Other	1	8	1
Other items:
Prior year adjustment(1)	(3)	1	(32)
Tax differentials of foreign earnings:
UK earnings	(11)	(30)	(14)
Other jurisdictions and US State Taxes	11	19	9
Other	(10)	(12)	(5)

Provision for income taxes	$152	$208	$159

(1)
The year ended December 31, 2003 includes the income tax benefit of $35 million arising from the changes in UK tax legislation referred to above.

        The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

	December 31,
	2005	2004
	(millions)
Deferred tax assets:
Accrued expenses not currently deductible	$9	$17
US net operating losses	37	51
UK net operating losses	32	36
UK capital losses	78	87
Accrued retirement benefits	93	101
Provisions	26	33
Deferred compensation	23	19
Stock options	4	23
Other	9	10

Gross deferred tax assets	311	377
Less: valuation allowance	(110)	(123)

Net deferred tax assets	201	254

Deferred tax liabilities:
Financial derivative transactions	—	8
Prepaid retirement benefits	15	15
Tax-leasing transactions	7	9
Other	13	19

Deferred tax liabilities	35	51

Net deferred tax assets	$166	$203

        At December 31, 2005, the Company had a valuation allowance of $110 million (2004: $123 million) to reduce its deferred tax assets to estimated realizable value. The valuation allowance relates to the deferred tax assets arising from UK tax operating loss carryforwards and UK capital loss carryforwards, both of which have no expiration date. UK tax operating loss carryforwards can only be used against income arising in certain UK subsidiaries. In addition, the capital loss carryforwards can only be offset against future UK capital gains. US tax operating loss carryforwards will largely expire in 2023 and 2024 unless otherwise utilized. Management expects to fully utilize these loss carryforwards prior to expiration.

        At December 31, 2005, the Company had deferred tax assets of $201 million (2004: $254 million), net of the valuation allowance. Management believes, based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, and prudent and feasible tax-planning strategies, it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised. In the event that the valuation allowance of $110 million at

December 31, 2005 (2004: $123 million) is reduced in future years to recognize deferred tax assets, an amount of up to $77 million (2004: $87 million) will be allocated to reduce goodwill.

        The Company recognizes current and deferred tax balances related to the undistributed earnings of subsidiaries when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. The Company does not, however, provide for income taxes on the unremitted earnings of certain other subsidiaries where, in management's opinion, such earnings have been indefinitely reinvested in those operations, or will be remitted either in a tax free liquidation or as dividends with taxes substantially offset by foreign tax credits. It is not practical to determine the amount of unrecognized deferred tax liabilities for temporary differences related to these investments.

5.     INVESTMENTS IN ASSOCIATES

        The Company holds a number of investments which it accounts for using the equity method. The Company's interest in the outstanding stock of the more significant associates is as follows:

		December 31,
	Country	2005	2004
Al-Futtaim Willis Co. L.L.C. (previously Al-Futtaim Willis Faber (Private) Limited)	Dubai	49%	49%
Gras Savoye & Cie ("Gras Savoye")	France	33%	33%
Willis Pudong Insurance Brokers Co. Limited(1)	China	—	50%

(1)
On December 22, 2005, the Company acquired a further 1 percent shareholding in Willis Pudong Insurance Brokers Co. Limited, based in Shanghai, China bringing total ownership to 51%. This was fully consolidated as a subsidiary at the year end.

        Of those listed above, the Company's principal investment as of December 31, 2005 and 2004 is Gras Savoye, France's leading insurance broker. Included in the carrying amount of the Gras Savoye investment is goodwill of $72 million, net of accumulated goodwill amortization of $7 million, recorded prior to the adoption of SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"), as of both December 31, 2005 and 2004. As of December 31, 2005 and 2004, the Company's other investments in associates individually and in the aggregate were not material to the Company's operations.

        On July 23, 1997, the Company entered into an agreement with Gras Savoye whereby, among other things, the co-shareholders of Gras Savoye (other than management) have the right to sell (put option) their shares to the Company possibly increasing the Company's ownership interest from 33 percent to 90 percent. Management shareholders of Gras Savoye, representing approximately 10% of the outstanding shares, do not have general put rights before 2011, but have certain put rights on their death, disability or retirement. The option expires in 2011 and Gras Savoye's eligible co-shareholders may exercise their rights from January 1, 2001. In addition, the Company has the right to purchase (call option) at least 50.1 percent of Gras Savoye's shares from the co-shareholders. The call option is exercisable from December 1, 2009 until February 1, 2010. The exact amount payable by the Company under the put and call is based on formula-based price contingent on Gras Savoye's future results.

        Unaudited condensed financial information for associates, in the aggregate, as of and for the years ended December 31, is presented below. For convenience purposes: (i) balance sheet data has been translated to US dollars at the relevant year-end exchange rate, and (ii) condensed statement of operations data has been translated to US dollars at the relevant average exchange rate.

	2005	2004	2003
	(millions)
Condensed statements of operations data:
Total revenues	$412	$396	$386
Income before income taxes	67	71	67
Net income	44	46	44
Condensed balance sheets data:
Total assets	1,095	1,305	1,164
Total liabilities	(926)	(1,138)	(1,033)
Stockholders' equity	(169)	(167)	(131)

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

        For the year ended December 31, 2005, time-based and performance-based options to purchase 11.8 million and 1.0 million (2004: 14.0 million and 3.0 million; 2003: 15.1 million and 7.3 million) shares, respectively, and 0.3 million restricted shares (2004: 0.4 million and 2003: 0.3 million), respectively, were outstanding. Basic and diluted net income per share are as follows:

	Years ended December 31,
	2005	2004	2003
	(millions, except per share data)
Net income	$300	$427	$414

Basic average number of shares outstanding	161	157	152
Dilutive effect of potentially issuable shares	3	11	17

Diluted average number of shares outstanding	164	168	169

Basic net income per share	$1.86	$2.72	$2.72
Dilutive effect of potentially issuable shares	(0.03)	(0.18)	(0.27)

Diluted net income per share	$1.83	$2.54	$2.45

        Options to purchase 4.9 million shares for the year ended December 31, 2005 were not included in the computation of the dilutive effect of stock options because the effect was antidilutive (2004: 5.0 million shares; 2003: nil).

7.     FIDUCIARY FUNDS—RESTRICTED AND SHORT-TERM INVESTMENTS

        The Company's fiduciary funds-restricted and short-term investments consist of cash, time deposits, certificates of deposit and debt securities. Accrued interest on investments is recorded as other assets.

        The debt securities are classified as available-for-sale. Accordingly, they are recorded at fair market value with unrealized holding gains and losses reported, net of tax, as a component of other comprehensive income. As of December 31, 2005 and 2004, the amortized cost of such securities approximated fair value.

        Realized gains and losses, net of tax, on debt securities are included in net income. During years ended December 31, 2005, 2004 and 2003, sales of debt securities totaled $47 million, $79 million and $59 million, respectively, on which realized gains and losses were not material to the consolidated results of the Company.

        Fiduciary funds-restricted, consisting primarily of time deposits and certificates of deposit with original maturities of three months or less, were $1,563 million as of December 31, 2005 (2004: $1,505 million).

        Short-term investments consist of the following:

	December 31,
	2005	2004
	(millions)
Short-term investments:(1)
US, UK and other Government securities	$42	$32
Corporate debt securities	23	42

	$65	$74

(1)
Debt securities classified as available-for-sale.

        In accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46(R)"), the financial statements for the year ended December 31, 2005 reflect the consolidation of one Variable Interest Entity ("VIE"), a UK non-statutory trust that was established in January 2005 following the introduction of statutory regulation of insurance in the UK by the Financial Services Authority ("FSA"). The new regulation requires that all fiduciary funds collected by an insurance broker such as Willis be paid into a non-statutory trust designed to give additional credit protection to the insurance carriers and clients of Willis. This trust restricts the financial instruments in which such funds may be invested and affects the timing of transferring commission from fiduciary funds to own funds. As a result of the new regulation, approximately $155 million of own funds were reclassified to fiduciary funds in January 2005. As of December 31, 2005, the fair value of the assets in the VIE was approximately $1,022 million and the fair value of the associated liabilities was approximately $1,022 million. There are no assets of the Company that serve as collateral for the VIE.

8.     LONG-TERM DEBT

        Long-term debt consists of the following:

	December 31,
	2005	2004
	(millions)
5.125% Senior Notes due 2010	$250	$—
5.625% Senior Notes due 2015	350	—
Senior Credit Facility, term loans	—	450

	$600	$450

        Senior Credit Facility—On December 4, 2003, the Company entered into a credit agreement providing a $450 million term loan facility and a $150 million revolving credit facility.

        On February 2, 2004, the Company redeemed all the then outstanding 9% senior subordinated notes at a redemption price of 104.5% of the aggregate principal amount of the notes being redeemed, resulting in a premium of $17 million, plus accrued and unpaid interest. On the same day, the Company drew down $300 million of term loans under the $450 million senior credit facility. The remaining $150 million of term loans under the senior credit facility was drawn down on June 1, 2004.

        Senior Notes Offering—On July 1, 2005, the Company completed a senior notes offering of $600 million, comprising $250 million, 5 year notes priced at 5.125 percent and $350 million, 10 year notes priced at 5.625 percent. The net proceeds from the offering were used to repay the then existing $450 million term loans on July 6, 2005 and for general corporate purposes including additional pension fund contributions of $50 million.

        Revolving Credit Facility—On October 17, 2005, the Company completed the re-financing of the 2003 undrawn revolving credit facility of $150 million by replacing it with a $300 million revolving credit facility with a term of 5 years. The revolving credit facility is available for working capital requirements and general corporate purposes, subject to certain limitations, until October 17, 2010. Drawdowns against the facility are available in US dollars, pounds sterling and certain other currencies, initially bearing interest at LIBOR plus 45 basis points. The revolving credit facility remains undrawn as at December 31, 2005.

        The revolving credit facility agreement contains numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated EBITDA to consolidated net interest expense and maximum levels of net indebtedness in relation to consolidated EBITDA, in each case subject to certain adjustments. In addition, the credit agreement includes covenants relating to the delivery of financial statements, reports and notices, limitations on liens, limitations on sales and other disposals of assets, limitations on indebtedness and other liabilities, limitations on sale and leaseback transactions, limitations on mergers and other fundamental changes, maintenance of property, maintenance of insurance, nature of business, compliance with applicable laws, maintenance of corporate existence and rights, use of proceeds, payment of taxes and access to information and properties. At December 31, 2005, the Company was in compliance with all covenants.

        All obligations of Willis North America Inc. ("Willis North America") (the borrower) under the credit agreement and under the Senior Notes offering are guaranteed by Willis Group Holdings

Limited, Trinity Acquisition Limited, Willis Group Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

        Lines of Credit—Excluding the $300 million revolving credit facility, the Company also has available $3 million (2004: $5 million) in lines of credit, of which $nil (2004: $nil) was drawn as of December 31, 2005.

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

        The following schedules provide information concerning the Company's UK and US defined benefit pension plans as of and for the years ended December 31:

	UK Pension Benefits		US Pension Benefits
	2005	2004	2005	2004
	(millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,764	$1,450	$539	$481
Service cost	47	42	24	20
Interest cost	88	81	31	29
Employee contributions	7	5	—	—
Actuarial loss	204	135	9	27
Benefits paid	(63)	(64)	(18)	(18)
Foreign currency changes	(199)	115	—	—
Plan amendments	—	—	(11)	—

Benefit obligations, end of year	1,848	1,764	574	539

Change in plan assets:
Fair value of plan assets, beginning of year	1,539	1,311	423	376
Actual return on plan assets	282	154	39	45
Employee contributions	7	5	—	—
Employer contributions	74	32	31	20
Benefits paid	(63)	(64)	(18)	(18)
Foreign currency changes	(177)	101	—	—

Fair value of plan assets, end of year	1,662	1,539	475	423

Reconciliation of funded status:
Funded status	(186)	(225)	(99)	(116)
Unrecognized net actuarial loss	377	397	63	59
Unrecognized prior service gain	(22)	(27)	(11)	—

Net asset (liability) recognized	169	145	(47)	(57)

Amounts recognized in balance sheet consist of:
Accrued benefit liability	(126)	(165)	(68)	(74)
Accumulated other comprehensive income	295	310	21	17

Net asset (liability) recognized	$169	$145	$(47)	$(57)

        The following table provides information for the Company's UK and US defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	UK Pension Benefits		US Pension Benefits
	2005	2004	2005	2004
	(millions)
Projected benefit obligation	$1,848	$1,764	$574	$539
Accumulated benefit obligation	1,788	1,704	543	498
Fair value of plan assets	1,662	1,539	475	423

        The components of the net periodic benefit cost (income) of the UK and US defined benefit plans are as follows:

	Years ended December 31,
	UK Pension Benefits			US Pension Benefits
	2005	2004	2003	2005	2004	2003
	(millions)
Components of net periodic benefit cost (income):
Service cost	$47	$42	$30	$24	$20	$17
Interest cost	88	81	67	31	29	27
Expected return on plan assets	(112)	(112)	(97)	(35)	(30)	(26)
Amortization of unrecognized prior service gain	(3)	(3)	(3)	—	—	—
Amortization of unrecognized actuarial loss	11	—	—	1	1	3

Net periodic benefit cost (income)	$31	$8	$(3)	$21	$20	$21

        The following schedule provides other information concerning the Company's UK and US defined benefit pension plans:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
	2005	2004	2005	2004
	(millions, except weighted-averages)
Decrease (increase) in additional minimum liability included in other comprehensive income	$15	$(107)	$(4)	$(6)
Weighted-average assumptions to determine benefit obligations:
Discount rate	4.9%	5.3%	5.8%	5.8%
Rate of compensation increase	3.6%	3.7%	4.0%	4.0%

Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	5.3%	5.5%	5.8%	6.0%
Expected return on plan assets	7.3%	7.3%	8.0%	8.0%
Rate of compensation increase	3.7%	3.6%	4.0%	4.0%

        The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The expected returns on UK plan assets are UK and foreign equities 8.0 percent, debt securities 4.9 percent and real estate 6.2 percent. The expected returns on US plan assets are US and foreign equities 9.25 percent and debt securities 5.75 percent.

        The Company's pension plan asset allocations based on fair values were as follows:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
Asset Category
	2005	2004	2005	2004
Equity Securities	76%	74%	70%	68%
Debt securities	15%	16%	27%	30%
Real estate	6%	6%	—	—
Other	3%	4%	3%	2%

Total	100%	100%	100%	100%

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

        In 2006, the Company expects to contribute $129 million to the UK defined benefit pension plan. The Company contributed $31 million to the US plan in 2005 and expects to match or exceed this contribution level in 2006.

        The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK and US defined benefit pension plans:

Expected future benefit payments	UK Pension Benefits	US Pension Benefits
2006	$63	$20
2007	66	22
2008	70	23
2009	73	25
2010	77	28
2011–2015	463	183

        Willis North America has a 401(k) plan covering all eligible employees of Willis North America and its subsidiaries. The plan allows participants to make pre-tax contributions and the Company provides a matching contribution of 3 percent of employees' annual eligible compensation. All investment assets of the plan are held in a trust account administered by independent trustees. The

Company's 401(k) matching contributions for 2005, 2004 and 2003 were approximately $5 million, $1 million and $5 million, respectively.

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

        Amended and Restated 1998 Share Purchase and Option Plan—This plan, which was established on December 18, 1998, provides for the granting of time-based and performance-based options to employees of the Company. There are 30,000,000 shares available for grant under this plan provided, however, that in no event the total number of shares subject to options and other equity for current and future participants exceed 25 percent of the equity of Willis Group Holdings on a fully diluted basis. All options granted under this plan are exercisable at £2 per share ($3.44 using the year-end exchange rate of £1 = $1.72) except for 111,111 time-based options which are exercisable at $13.50. No further grants are to be made under this plan.

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

        Willis Award Plan—This plan, which was established on July 13, 2000, provides for the granting of time-based options to selected employees who have been identified as superior performers. There are 5,000,000 shares available for grant under this plan provided, however, that in no event the total number of shares subject to options and other equity for current and future participants exceed 25 percent of the equity of Willis Group Holdings on a fully diluted basis. All options granted under this plan are exercisable at £2 per share ($3.44 using the year-end exchange rate of £1 = $1.72). The options vest immediately on the grant date and are exercisable any time up to July 13, 2010.

        2001 Share Purchase and Option Plan—This plan, which was established on May 3, 2001, provides for the granting of time-based options and various other share-based grants at fair market value to employees of the Company. There are 25,000,000 shares available for grant under this plan. Options are exercisable on a variety of dates, including from the first, third, sixth or eighth anniversary of grant, although for certain options the exercisable date may accelerate depending on the achievement of certain performance goals. Unless terminated sooner by the Board of Directors, the 2001 Plan will expire 10 years after its adoption. That termination will not affect the validity of any grant outstanding at that date.

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

        Management determined in the third quarter of 2001 that it was probable that the maximum performance condition would be attained. The measurement date under APB 25 was December 31, 2002. Accordingly, compensation expense for the year ended December 31 2004: $11 million ($8 million, net of tax); 2003: $20 million ($16 million, net of tax); was recognized based on the 2004: 10.9 million; 2003: 10.9 million unforfeited performance options outstanding at that date, a quoted market price of $28.67 and an average elapsed performance period of 100 percent in 2004 and 95 percent in 2003. No compensation expense was recognized in the year ended December 31, 2005.

        The pro forma disclosures required by SFAS 123 in Note 2 were estimated using the Black-Scholes option pricing model. The weighted average fair values of options granted of $8.33, $5.98 and $6.27 for the years ended December 31, 2005, 2004 and 2003 respectively, is based on the following assumptions:

	Years ended December 31,
	2005	2004	2003
Dividend yield	2%	2%	2%
Expected volatility	26%	23%	24%
Risk-free interest rate	4.27%	2.77%	2.55%
Weighted-average expected life (years)	5	3	3

        The compensation expense as generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

        The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Willis Group Holdings employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions may materially affect the fair value estimate.

        Stock option transactions under the plans are as follows:

	2005		2004		2003
December 31	Options	Weighted average exercise price(1)	Options	Weighted average exercise price(1)	Options	Weighted average exercise price(1)
(options in thousands)
Time-based stock options
Balance, beginning of year	13,913	$26.87	14,897	$11.96	19,010	$6.28
Granted	975	$33.29	6,495	$37.73	2,766	$30.90
Exercised	(2,175)	$5.18	(7,040)	$4.88	(6,386)	$3.46
Forfeited	(915)	$32.82	(439)	$30.36	(493)	$15.74

Balance, end of year	11,798	$30.94	13,913	$26.99	14,897	$11.75

Options exercisable at year-end	2,879	$23.98	4,477	$15.44	5,307	$3.58

Performance-based stock options
Balance, beginning of year	3,010	$3.44	7,254	$3.84	11,092	$3.58
Exercised	(1,990)	$3.44	(4,229)	$3.84	(3,641)	$3.58
Forfeited	(32)	$3.44	(15)	$3.84	(197)	$3.58

Balance, end of year	988	$3.44	3,010	$3.84	7,254	$3.58

Options exercisable at year-end	901	$3.44	2,692	$3.84	2,525	$3.58

(1)
Certain options are exercisable at £2 per share. Year-end exchange rates of £1 = $1.72, £1 = $1.92 and £1 = $1.79 have been used as of December 31, 2005, 2004 and 2003, respectively.

        A summary of time-based options outstanding and exercisable at December 31, 2005 is as follows:

	Options outstanding
				Options exercisable
		Weighted average remaining contractual life (years)
Range of exercise prices	Options outstanding		Weighted average exercise price	Options exercisable	Weighted average exercise price
(options in thousands)
$3.44	999	4	$3.44	939	$3.44
$13.50	378	5	$13.50	67	$13.50
$16.95-$23.32	378	6	$22.70	16	$16.95
$27.60-$31.90	3,040	7	$29.79	711	$30.62
$32.67-$41.75	7,003	8	$36.74	1,146	$37.39

$3.44-$41.75	11,798	7	$30.94	2,879	$23.98

        The weighted-average remaining contractual life of performance-based options outstanding at December 31, 2005 was 4 years.

11.   FINANCIAL INSTRUMENTS

        The Company's principal financial instruments, other than derivatives, comprise the fixed rate Senior Notes, an undrawn revolving credit facility, cash deposits and short-term investments. The Company also enters into derivative transactions (principally interest rate swaps and forward foreign currency contracts) in order to manage interest rate and currency risks arising from the Company's operations and its sources of finance. The Company does not hold financial instruments for trading purposes.

        The main risks arising from the Company's financial instruments are interest rate risk, liquidity risk, foreign currency risk and credit risk. The Company's board of directors reviews and agrees policies for managing each of these risks as summarized below. The Company has applied SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, in accounting for these financial instruments.

        Interest Rate Risk—Interest rate swaps were used to generate the desired interest rate profile and to manage the Company's exposure to interest rate fluctuations resulting from the variable rate term loan financing. This bank facility was replaced by fixed rate Senior Notes during the year and the associated interest rate swap agreements were terminated, with the resulting gain being recorded within interest expense.

        As a result of the Company's operating activities, the Company receives cash for premiums and claims which it deposits in short-term investments denominated in US dollars and other currencies. The Company earns interest on these funds, which is included in the Company's financial statements as investment income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. In order to manage interest rate risk arising from these financial assets, the Company enters into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest fixed in the various currencies related to the short-term investments. The use of interest rate contracts essentially converts groups of short-term investments to fixed rates.

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

        The changes in fair value of derivative financial instruments have been recorded as follows:

	Years ended December 31,
	2005	2004	2003
	(millions)
Other Operating Expenses
Interest rate contracts	$—	$1	$(1)
Foreign currency contracts	—	—	(2)
Other Comprehensive Income
Interest rate contracts (net of tax of $5, $7 and $5)	(11)	(15)	(11)
Foreign currency contracts (net of tax of $4, $(nil) and $(3))	(9)	(1)	5

        A summary of the Company's interest rate swaps by major currency is as follows:

		December 31,
				Weighted Average Interest Rates
		Notional Amount(1)	Termination Dates
				Receive	Pay
		(millions)		%	%
2005
US dollar	Receive fixed-pay variable	$872	2006-2009	4.18	4.80
Pounds sterling	Receive fixed-pay variable	315	2006-2009	4.94	4.51
Euro	Receive fixed-pay variable	140	2006-2009	3.21	3.00
2004
US dollar	Receive fixed-pay variable	$872	2005-2008	3.88	3.48
	Receive variable-pay fixed	450	2006	3.37	3.38
Pounds sterling	Receive fixed-pay variable	428	2005-2008	5.14	4.76
Euro	Receive fixed-pay variable	169	2005-2008	3.81	2.71

(1)
Notional amounts represent US dollar equivalents translated at the spot rate as of December 31.

        Liquidity Risk—The Company's objective is to ensure that it has the ability to generate sufficient cash either from internal or external sources, in a timely and cost-effective manner, to meet its commitments as they fall due. The Company's management of liquidity risk is embedded within its overall risk management framework. Scenario analysis is continually undertaken to ensure that the Company's resources can meet its liquidity requirements. These resources are supplemented by a $300 million revolving credit facility which expires on October 17, 2010, of which no amount is currently drawn.

        Foreign Currency Risk—The Company's objective is to maximize its cash flow in US dollars. In all locations, with the exception of the United Kingdom, the Company predominantly generates revenues and expenses in the local currency. In the United Kingdom, however, the Company earns revenues in a number of different currencies but expenses are almost entirely in pounds sterling. This mismatch creates a currency exposure.

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

        The fair value of these contracts is recorded in other assets and other liabilities. For contracts that are qualifying cash flow hedges as defined by SFAS 133, changes in fair value are recorded as a component of other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. For contracts that do not qualify for hedge accounting as defined by SFAS 133, changes in fair value are recorded in general and administrative expenses (see table on previous page).

        The table below summarizes by major currency the contractual amounts of the Company's forward contracts to exchange foreign currencies for pounds sterling. Foreign currency notional amounts are reported in US dollars translated at spot rates at December 31.

	December 31,
	Sell 2005(1)	Sell 2004
	(millions)
US dollar	$141	$117
Euro	76	136
Japanese yen	21	31

(1)
Forward exchange contracts range in maturity from 2006 to 2008.

        Credit Risk and Concentrations of Credit Risk—Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted and from movements in interest rates and foreign exchange rates. The Company does not anticipate non-performance by counterparties. The Company generally does not require collateral or other security to support financial instruments with credit risk; however, it is the Company's policy to enter into master netting arrangements with counterparties as practical.

        Concentrations of credit risk that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Financial instruments on the balance sheet that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and derivatives which are recorded at fair value. The Company maintains a policy providing for the diversification of cash and cash equivalent investments and places such investments in an extensive number of high quality financial institutions to limit the amount of credit risk exposure. Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of December 31, 2005.

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

	December 31,
	2005		2004
	Carrying amount	Fair Value	Carrying amount	Fair Value
	(millions)
Assets:
Cash and cash equivalents	$193	$193	$351	$351
Fiduciary funds—restricted	1,563	1,563	1,505	1,505
Short-term investments	65	65	74	74
Derivative financial instruments	12	12	36	36
Liabilities:
Long-term debt	600	601	450	450
Derivative financial instruments	12	12	7	7

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

        Long-Term Debt—Fair values are based on quoted market values.

        Derivative Financial Instruments—Market values have been used to determine the fair value of interest rate swaps and forward foreign exchange contracts based on estimated amounts the Company would receive or have to pay to terminate the agreements, taking into account the current interest rate environment or current foreign currency forward rates.

12.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Years ended December 31,
	2005	2004	2003
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$62	$122	$125
Cash payments for interest	12	31	50

Supplemental disclosures of non-cash flow investing and financing activities:
Issue of stock on acquisition of subsidiaries	$7	$48	$12
Deferred payments on acquisitions of subsidiaries	2	2	4

Acquisitions:
Fair value of assets acquired	15	191	1
Less:
liabilities assumed	(19)	(189)	9
cash acquired	(2)	(28)	—

Net (liabilities) assets assumed, net of cash acquired	$(6)	$(26)	$10

13.   ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX

        The components of comprehensive income are as follows:

	Years ended December 31,
	2005	2004	2003
	(millions)
Net income	$300	$427	$414
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(41)	8	(4)
Unrealized holding loss (net of tax of $1 in 2003)	—	—	(3)
Minimum pension liability adjustment (net of tax of $(2) in 2005, $35 in 2004, $(11) in 2003)	9	(78)	18
Net loss on derivative instruments (net of tax of $9 in 2005, $7 in 2004, $2 in 2003)	(20)	(16)	(6)

Other comprehensive (loss) income (net of tax of $7 in 2005, $42 in 2004, $(8) in 2003)	(52)	(86)	5

Comprehensive income	$248	$341	$419

        The components of accumulated other comprehensive loss, net of tax are as follows:

	December 31,
	2005	2004	2003
	(millions)
Net foreign currency translation adjustment	$(45)	$(4)	$(12)
Net minimum pension liability adjustment	(218)	(227)	(149)
Net unrealized (loss) gain on derivative instruments	(1)	19	35

Accumulated other comprehensive loss, net of tax	$(264)	$(212)	$(126)

        It is estimated that $5 million of net derivative losses included in other comprehensive loss will be reclassified into earnings within the next twelve months.

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

        As of December 31, 2005, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
	(millions)
2006	$71	$(11)	$60
2007	95	(10)	85
2008	87	(10)	77
2009	79	(10)	69
2010	72	(8)	64
Thereafter	727	(8)	719

Total	$1,131	$(57)	$1,074

        In November 2004, the Company entered into a 25 year agreement with long time client British Land plc relating to its new UK headquarters in London. Construction commenced in early 2005 and the Company's occupancy is targeted for late 2007. The Company's contractual obligations in relation to this commitment total $800 million and are included in the table above, but remain contingent upon the successful completion of construction.

        Rent expense amounted to $77 million, $87 million and $70 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company's rental income from subleases was $9 million, $9 million and $8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        Guarantees—Guarantees issued by certain of Willis Group Holdings' subsidiaries with respect to the Senior Credit Facility are discussed elsewhere in these consolidated financial statements.

        Certain of Willis Group Holdings' subsidiaries have given the landlords of some leasehold properties occupied by the Company in the United Kingdom and the United States guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $935 million and $1,050 million at December 31, 2005 and 2004, respectively.

        In addition, the Company has given guarantees to bankers and other third parties relating principally to letters of credit amounting to $2 million and $9 million at December 31, 2005 and 2004, respectively.

        Put and Call Options Relating to Subsidiaries and Associates—For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell (a put option) their shares to the Company at various dates in the future. Generally, the exercise price of such puts and calls is formula-based (using revenues and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates, the potential amount payable in 2006 from these options is not expected to exceed $336 million. Of this balance, $326 million relates to Gras Savoye, as disclosed in Note 5.

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

        Errors and omissions claims, lawsuits and other proceedings arising in the ordinary course of business are covered by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year and self-insured risks have increased significantly over recent years. In respect of self-insured risks, the Company has established provisions which are believed to be adequate in the light of current information and legal advice, and the Company adjust such provisions from time to time according to developments. On the basis of current information, the Company does not expect that the actual claims, lawsuits and other proceedings to which the Company is subject, or potential claims, lawsuits and other proceedings relating to matters of which the Company is aware will ultimately have a material adverse effect on the Company's financial condition, results of operations or liquidity. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's results of operations or cash flows in particular quarterly or annual periods.

        Proceedings Relating to Contingent Compensation Arrangements—In April 2005, the Company entered into an Assurance of Discontinuance ("NY AOD") with the New York Attorney General and the New York Superintendent of Insurance resolving the investigation commenced by the New York Attorney General in April 2004 which concerned, among other things, arrangements pursuant to which insurers compensated insurance brokers for distribution and other services provided to insurers and, as the investigation of brokers and insurers continued, broadened into an investigation of other possible violations of law, including violations of fiduciary duty, securities laws, and antitrust laws. Pursuant to the NY AOD, the Company has paid $50 million into a fund that will be distributed to eligible customers by March 2006. The Company has also agreed to continue certain business reforms the Company had already implemented and to implement certain other business reforms. These reforms include an agreement not to accept contingent compensation; and an undertaking to disclose to customers any compensation the Company will receive in connection with providing policy placement services to the customer. The Company also resolved a similar investigation commenced by the Minnesota Attorney General by entering into an Assurance of Discontinuance pursuant to which the Company agreed, among other things, to pay an additional $1 million to Minnesota customers and to continue or implement the business reforms described in the NY AOD. On October 1, 2005, the Company mailed letters to customers who were eligible to receive distributions out of the fund. Customers had until February 1, 2006, to respond. The Company continues to respond to requests for documents and information by the regulators and/or attorneys general of more than twenty other states, the District of Columbia, one US city, Canada, and Australia that are conducting similar investigations. The Company is co-operating fully with these investigations. The Company cannot predict at this time how or when those investigations will be resolved.

        The compensation arrangements, which were initially the subject of the investigation by the New York Attorney General, were a longstanding and common practice within the insurance industry and had been disclosed by the Company for many years. On October 21, 2004, the Company announced that the Company was voluntarily abolishing these compensation arrangements.

        In August 2004, a proceeding was commenced in the Superior Court of the State of California, County of San Diego against the Company by United Policyholders, an organization purporting to act in a representative capacity on behalf of the California general public. The complaint alleges that the compensation arrangements between the Company and insurance carriers constitute deceptive trade practices, and it seeks both injunctive and equitable relief, including restitution. This action was dismissed in December 2004, but United Policyholders has filed an appeal. The dismissal of the complaint was based on the retroactive application of newly passed legislation. The Supreme Court of California is presently considering whether this newly passed legislation should have retroactive application. The court's decision will determine whether this case will be able to proceed. Since August 2004, various plaintiffs have filed purported class actions, in New York, Illinois, California, New Jersey, Massachusetts, and Florida, under a variety of legal theories, including state tort, contract, fiduciary duty and statutory theories, and federal antitrust and RICO theories, and the Company expects that further suits may be filed. Other than a federal suit in Illinois that was voluntarily dismissed by the plaintiff in May 2005, all of the federal actions have been consolidated into two actions in federal court in New Jersey. One of the consolidated actions addresses employee benefits, while the other consolidated action addresses all other lines of insurance. In addition to the two federal actions, the Company has also been named as a defendant in purported class actions in state courts in Florida and Massachusetts. Both the consolidated federal actions and the state actions name various insurance carriers and insurance brokerage firms, including the Company, as defendants. The complaints seek monetary damages and equitable relief and make allegations regarding the practices and conduct that has been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers have breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and entered into other improper activities. The complaints also allege the existence of a conspiracy among the insurance carriers and brokers and the federal court complaints allege violations of the federal RICO statute. The Company disputes these allegations and intends to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

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

        None of the Company's customers represented more than 10 percent of the Company's consolidated commissions and fees for the years ended December 31, 2005, 2004 and 2003.

        Information regarding the Company's geographic locations is as follows:

	Years ended December 31,
	2005	2004	2003
	(millions)
Commissions and fees(1)
UK	$786	$814	$791
US	843	882	834
Other(3)	565	509	379

Total	$2,194	$2,205	$2,004

Long-lived assets(2)
UK	$144	$172	$180
US	42	46	49
Other(3)	26	31	20

Total	$212	$249	$249

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

16.   RELATED PARTY TRANSACTIONS

        The Company has an Employee Stock Ownership Plan (the "ESOP") which holds Willis Group Holdings' shares. The trustee of the ESOP transferred 21,668 and 608,521 shares during the years ended December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the ESOP shares outstanding were 65,938 and 87,606 respectively. No dividends have been distributed on the shares held by the ESOP.

        Kohlberg Kravis Roberts & Co. L.P. ("KKR"), with which Messrs. P. Golkin and S.C. Nuttall, both Directors of the Company, are affiliated, and Fisher Capital Corp. L.L.C. ("Fisher"), with which Mr. J.R. Fisher, also a Director of the Company, is affiliated, rendered in 2003 management, consulting and certain other services to the Company for annual fees of $1,000,000 and $350,000, respectively, payable quarterly in arrears. These arrangements were terminated as of December 31, 2003. Messrs. Golkin and Nuttall disclaim any beneficial interest in these fees.

        In addition, the Company and Fisher entered into a share option agreement dated January 27, 1999, whereby the Company granted to Fisher 422,501 options to purchase an equivalent number of shares. The options vested at the grant date and were exercisable any time up to January 27, 2014. During 2004, options over 174,462 shares were exercised; in November 2005, the remaining 56,697 options were exercised.

        Concurrently with the secondary public offering by certain of its shareholders of 6,100,000 Shares in November 2005 (2004: 20,000,000), the Company purchased 1,488,810 (2004: 3,974,154) of its Shares from Profit Sharing (Overseas), Limited Partnership, an affiliate of KKR, and 11,190 (2004: 25,846) of its Shares from Fisher Capital Corp. L.L.C. at a price of $36.00 per Share (2004: $37.026), the net public offering price in the secondary offering, in a private non-underwritten transaction under our $500 million share repurchase program.

17.   COMMON STOCK

        On April 27, 2005, the Board of Directors authorized an open-ended plan to purchase, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, shares of the Company's common stock at an aggregate purchase price of up to $300 million. On July 27, 2005, the Board of Directors approved an increase in the authorization to $500 million. During 2005, the Company repurchased 10.3 million shares for a total consideration of $360 million. Repurchased shares were subsequently canceled.

18.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

        On July 1, 2005, Willis North America Inc. ("Willis North America") issued debt securities totaling $600 million under its April 2003 registration statement. The debt securities are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Group Limited, Trinity Acquisition Limited, TA 1 Limited, TA II Limited, TA III Limited and TA IV Limited.

        Presented below is condensed consolidating financial information for: i) Willis Group Holdings, which is a guarantor, on a parent company only basis; ii) the Other Guarantors which are all 100 percent owned subsidiaries of the parent; iii) the Issuer, Willis North America; iv) Other, which are the non-guarantor subsidiaries, on a combined basis; v) Eliminations; and vi) Consolidated Company and subsidiaries. The equity method has been used for all investments in subsidiaries.

        The entities included in the Other Guarantors column are Willis Group Limited, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

Condensed Consolidating Statement of Operations

	Year ended December 31, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,194	$—	$2,194
Investment income	—	—	12	104	(43)	73

Total revenues	—	—	12	2,298	(43)	2,267

EXPENSES
Salaries and benefits	—	—	—	(1,426)	70	(1,356)
Other operating expenses	(2)	(33)	15	(359)	(26)	(405)
Regulatory settlements	—	—	(51)	—	—	(51)
Depreciation expense and amortization of intangible assets	—	—	(4)	(39)	(11)	(54)
Net gain on disposal of operations	—	—	—	118	(40)	78

Total expenses	(2)	(33)	(40)	(1,706)	(7)	(1,788)

OPERATING (LOSS) INCOME	(2)	(33)	(28)	592	(50)	479
Investment income from Group undertakings	370	2,324	140	680	(3,514)	—
Interest expense, net	—	(189)	(56)	(98)	313	(30)

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	368	2,102	56	1,174	(3,251)	449
INCOME TAXES	—	4	32	(130)	(58)	(152)

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	368	2,106	88	1,044	(3,309)	297
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	—	—	—	14	—	14
MINORITY INTEREST, NET OF TAX	—	—	—	(1)	(10)	(11)
EQUITY ACCOUNT FOR SUBSIDIARIES	(68)	(1,885)	(91)	—	2,044	—

NET INCOME (LOSS)	$300	$221	$(3)	$1,057	$(1,275)	$300

Condensed Consolidating Statement of Operations

	Year ended December 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,205	$—	$2,205
Investment income	—	—	9	84	(23)	70

Total revenues	—	—	9	2,289	(23)	2,275

EXPENSES
Salaries and benefits (including non-cash compensation of $11 in other)	—	—	—	(1,402)	220	(1,182)
Other operating expenses	(5)	13	—	(427)	28	(391)
Depreciation expense and amortization of intangible assets	—	—	(4)	(37)	(6)	(47)
Net (loss) gain on disposal of operations	—	(1)	(573)	(565)	1,150	11

Total expenses	(5)	12	(577)	(2,431)	1,392	(1,609)

OPERATING (LOSS) INCOME	(5)	12	(568)	(142)	1,369	666
Investment income from Group undertakings	354	1,997	123	264	(2,738)	—
Premium on redemption of subordinated notes	—	—	(17)	—	—	(17)
Interest expense, net	—	(179)	(35)	(81)	273	(22)

INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	349	1,830	(497)	41	(1,096)	627
INCOME TAXES	—	(18)	11	(174)	(27)	(208)

INCOME (LOSS) BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	349	1,812	(486)	(133)	(1,123)	419
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	—	—	—	15	—	15
MINORITY INTEREST, NET OF TAX	—	—	—	(1)	(6)	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	78	(1,525)	562	—	885	—

NET INCOME (LOSS)	$427	$287	$76	$(119)	$(244)	$427

Condensed Consolidating Statement of Operations

	Year ended December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,004	$—	$2,004
Investment income	—	—	8	81	(17)	72

Total revenues	—	—	8	2,085	(17)	2,076

EXPENSES
Salaries and benefits (including non-cash compensation of $20 in other)	—	—	—	(1,059)	—	(1,059)
Other operating expenses	(2)	21	(11)	(418)	41	(369)
Depreciation expense and amortization of intangible assets	—	—	(5)	(31)	(3)	(39)
Net gain on disposal of operations	—	—	—	9	2	11

Total expenses	(2)	21	(16)	(1,499)	40	(1,456)

OPERATING (LOSS) INCOME	(2)	21	(8)	586	23	620
Investment income from Group undertakings	68	529	137	106	(840)	—
Interest expense, net	—	(215)	(76)	(66)	304	(53)

INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	66	335	53	626	(513)	567
INCOME TAXES	—	(2)	12	(166)	(3)	(159)

INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	66	333	65	460	(516)	408
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	—	—	—	15	(1)	14
MINORITY INTEREST, NET OF TAX	—	—	—	—	(8)	(8)
EQUITY ACCOUNT FOR SUBSIDIARIES	348	83	44	—	(475)	—

NET INCOME	$414	$416	$109	$475	$(1,000)	$414

Condensed Consolidating Balance Sheet

	As at December 31, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$42	$19	$131	$—	$193
Fiduciary funds—restricted	—	—	55	1,508	—	1,563
Accounts receivable	234	2,988	1,539	9,030	(5,765)	8,026
Goodwill and other intangible assets	—	—	2	211	1,371	1,584
Deferred tax assets	—	—	—	224	(58)	166
Other assets	1	68	18	611	(44)	654
Equity accounted subsidiaries	1,110	1,878	714	2,134	(5,836)	—

TOTAL ASSETS	$1,346	$4,976	$2,347	$13,849	$(10,332)	$12,186

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$62	$3,772	$1,763	$9,313	$(5,762)	$9,148
Long-term debt	—	—	600	—	—	600
Other liabilities	36	92	62	1,024	(49)	1,165

Total liabilities	98	3,864	2,425	10,337	(5,811)	10,913

MINORITY INTEREST	—	—	—	2	23	25
STOCKHOLDERS' EQUITY	1,248	1,112	(78)	3,510	(4,544)	1,248

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,346	$4,976	$2,347	$13,849	$(10,332)	$12,186

Condensed Consolidating Balance Sheet

	As at December 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$79	$58	$14	$200	$—	$351
Fiduciary funds—restricted	—	—	90	1,415	—	1,505
Accounts receivable	156	2,417	847	8,798	(4,902)	7,316
Goodwill and other intangible assets	—	—	—	221	1,330	1,551
Deferred tax assets	—	—	—	250	(47)	203
Other assets	—	56	14	677	(20)	727
Equity accounted subsidiaries	1,300	2,016	812	1,939	(6,067)	—

TOTAL ASSETS	$1,535	$4,547	$1,777	$13,500	$(9,706)	$11,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$79	$3,171	$1,354	$8,877	$(4,919)	$8,562
Long-term debt	—	—	450	—	—	450
Other liabilities	32	108	44	1,076	(63)	1,197

Total liabilities	111	3,279	1,848	9,953	(4,982)	10,209

MINORITY INTEREST	—	—	—	2	18	20
STOCKHOLDERS' EQUITY	1,424	1,268	(71)	3,545	(4,742)	1,424

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,535	$4,547	$1,777	$13,500	$(9,706)	$11,653

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$(4)	$14	$132	$—	$140

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	—	—	(5)	(27)	—	(32)
Acquisitions of subsidiaries, net of cash acquired	(7)	—	—	(28)	—	(35)
Net cash proceeds from sale of operations, net of cash disposed	—	—	—	90	—	90
Cashflow on intra-group transfer of subsidiary	57	—	—	(57)	—	—
Purchase of short-term investments	—	—	—	(42)	—	(42)
Proceeds on sale of short-term investments	—	—	—	47	—	47
Other	—	—	1	3	—	4

Net cash provided by (used in) investing activities	50	—	(4)	(14)	—	32

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	(450)	—	—	(450)
Senior notes issued, net of debt issuance costs	—	—	593	—	—	593
Repurchase of shares	(360)	—	—	—	—	(360)
Amounts owed by and to Group undertakings	(99)	1	(286)	384	—	—
Dividends paid	235	(12)	138	(496)	—	(135)
Other	98	(1)	—	(60)	—	37

Net cash used in financing activities	(126)	(12)	(5)	(172)	—	(315)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(78)	(16)	5	(54)	—	(143)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(15)	—	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	79	58	14	200	—	351

CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$42	$19	$131	$—	$193

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(4)	$50	$2	$442	$—	$490

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	—	—	(3)	(46)	—	(49)
Acquisitions of subsidiaries, net of cash acquired	(82)	—	(573)	(638)	1,146	(147)
Net cash proceeds from sale of operations, net of cash disposed	—	—	—	10	—	10
Purchase of short-term investments	—	—	—	(80)	—	(80)
Proceeds on sale of short-term investments	—	—	—	69	—	69
Other	—	(3)	—	17	—	14

Net cash used in investing activities	(82)	(3)	(576)	(668)	1,146	(183)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	(370)	—	—	(370)
Draw down of term loans	—	—	450	—	—	450
Repurchase of shares	(339)	—	—	—	—	(339)
Amounts owed by and to Group undertakings	162	223	272	489	(1,146)	—
Dividends paid	240	(225)	105	(235)	—	(115)
Other	54	4	(17)	—	—	41

Net cash provided by (used in) financing activities	117	2	440	254	(1,146)	(333)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31	49	(134)	28	—	(26)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	13	—	13
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48	9	148	159	—	364

CASH AND CASH EQUIVALENTS, END OF YEAR	$79	$58	$14	$200	$—	$351

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2003
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$35	$(13)	$473	$—	$493

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	—	—	(3)	(54)	—	(57)
Acquisitions of subsidiaries, net of cash acquired	4	—	—	(95)	—	(91)
Net cash proceeds from sale of operations, net of cash disposed	—	—	—	15	—	15
Purchase of short-term investments	—	—	—	(48)	—	(48)
Proceeds on sale of short-term investments	—	—	—	42	—	42
Other	—	—	11	(7)	—	4

Net cash provided by (used in) investing activities	4	—	8	(147)	—	(135)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	(1)	(197)	—	—	(198)
Amounts owed by and to Group undertakings	3	13	169	(185)	—	—
Dividends paid	5	(40)	84	(112)	—	(63)
Other	37	2	—	—	—	39

Net cash provided by (used in) financing activities	45	(26)	56	(297)	—	(222)

INCREASE IN CASH AND CASH EQUIVALENTS	47	9	51	29	—	136
Effect of exchange rate changes on cash and cash equivalents	—	—	—	17	—	17
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	97	113	—	211

CASH AND CASH EQUIVALENTS, END OF YEAR	$48	$9	$148	$159	$—	$364

19.   QUARTERLY FINANCIAL DATA

        Quarterly financial data for 2005 and 2004 were as follows:

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share data)
	(unaudited)
2005
Total revenues	$669	$549	$487	$562
Total expenses	(575)	(343)	(415)	(455)
Net income	72	119	49	60
Net income per share
—Basic	$0.44	$0.73	$0.31	$0.38
—Diluted	$0.43	$0.72	$0.30	$0.38
2004
Total revenues	$665	$532	$490	$588
Total expenses	(431)	(379)	(381)	(418)
Net income	148	96	75	108
Net income per share
—Basic	$0.94	$0.61	$0.48	$0.69
—Diluted	$0.87	$0.57	$0.45	$0.65

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A—Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

  Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the criteria related to internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005.

        Our independent auditors, Deloitte & Touche LLP ("D&T"), who have audited and reported on our financial statements, issued an attestation report on our assessment of the Company's internal control over financial reporting. D&T's report is presented below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Willis Group Holdings Limited, Hamilton, Bermuda

        We have audited management's assessment, included in the accompanying Management Report on Internal Controls, that Willis Group Holdings Limited and subsidiaries (collectively, the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Willis Group Holdings Limited's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated March 2, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP
London, England
March 2, 2006

  Annual Certifications

        The 2005 Annual Certification of the Chief Executive Officer in respect of the Company's compliance with the Corporate Governance Rules of the New York Stock Exchange was filed without qualification.

        The Certifications of the Chief Executive Officer and the Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act are filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2005.

  Changes in Internal Control over Financial Reporting

        There have been no significant changes in the Company's internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B—Other Information

        None.

PART III

Item 10—Directors and Executive Officers of the Registrant

        The Directors of Willis Group Holdings Limited as of February 28, 2006, are Joseph J. Plumeri, Gordon M. Bethune, William W. Bradley, Joseph A. Califano, Jr., James R. Fisher, Perry Golkin, Paul M. Hazen, Wendy E. Lane, James F. McCann, Scott C. Nuttall and Douglas B. Roberts. Information is incorporated herein by reference to the material under the heading "Election of Directors" in the 2006 Proxy Statement for all directors. Information is set out below for our Executive Officers:

        William C. Bartholomay—Mr. Bartholomay, age 77, became a member of the Partners Group on April 13, 2004. Mr. Bartholomay joined the Willis Group on August 6, 2003 as Group Vice Chairman. He has more than 40 years' experience in the insurance industry. He is Chairman Emeritus of the Atlanta Braves, member of the MLB Baseball Executive Council, Director Emeritus of WMS Industries and a Director of Midway Games. He is also a director or trustee of many other civic and business organizations.

        William P. Bowden Jr.—Mr. Bowden, age 62, joined us on September 1, 2001 as our Group General Counsel and was appointed a member of the Partners Group. Prior to joining us, Mr. Bowden was General Counsel for the Americas of Société Générale for four years, General Counsel of CS First Boston, Inc. for three years and Chief Counsel for the Office of the Comptroller of the Currency, an independent agency of the US Treasury Department, for four years.

        Richard J.S. Bucknall—Mr. Bucknall, age 57, is a member of the Partners Group and was appointed Co-Chief Operating Officer and Vice Chairman on February 6, 2004. His current areas of focus include Global Markets, Global Specialties and Willis UK & Ireland. He is Chief Executive Officer of Willis Limited. He also has responsibilities for the discontinued United Kingdom underwriting operations. Mr. Bucknall has 39 years of experience in the insurance brokerage industry, of which 20 years have been with us.

        Thomas Colraine—Mr. Colraine, age 47, is a member of the Partners Group and was appointed Co-Chief Operating Officer and Vice Chairman on February 6, 2004. He remains the Group Chief Financial Officer, a position held since September 1997 until the financial reporting for the 2005 year end has been completed. From January 1995 to October 1996, he was Chief Financial Officer of our North American operations and was Change Program Director from October 1996 to September 1997. Mr. Colraine has 18 years of experience in the insurance brokerage industry, all of which have been with us.

        Allan C.A. Gribben—Mr. Gribben, age 52, was appointed a member of the Partners Group on February 13, 2006. He joined Willis in December 2002 and on October 17, 2003 was appointed Chief Executive, Willis UK and Ireland. Prior to joining Willis, Mr. Gribben had been with Aon since 1981, holding a number of senior executive positions. Mr. Gribben has 25 years of experience in the insurance brokerage industry.

        Christopher M. London—Mr. London, age 57, is a member of the Partners Group and was Chief Executive Officer, Global Specialties between June, 2004 and January 2005, having been Chief Operating Officer, Global Specialties since November 17, 2003. On January 25, 2005 Mr. London was appointed Global Sales and Marketing Director. Mr. London joined the Willis Group in 1975 and has been appointed to a number of executive positions, including within the US, during his time with us. Mr. London has 35 years of experience in the insurance brokerage industry, of which 30 years have been with us.

        Patrick Lucas—Mr. Lucas, age 66, joined the Board of Directors of Willis Group Limited on April 15, 1998 as a non-executive director and became a member of the Partners Group on January 1, 2001. He is the Managing Partner of Gras Savoye & Company and Chairman and Chief Executive

Officer of Gras Savoye S.A. and Gras Savoye Re, positions held since 1991, 1979 and 1976 respectively. Mr. Lucas has 39 years of experience in the insurance brokerage industry.

        David B Margrett—Mr. Margrett, age 52, became a member of the Partners Group on January, 25, 2005. Mr. Margrett joined the Willis Group in September 2004 as a Managing Director of Global Markets. He was appointed Chief Executive Officer, Global Specialties on January 25, 2005. Prior to joining Willis, Mr. Margrett had been with Heath Lambert Group, or its predecessors, since 1973, holding a number of senior positions, including Chief Executive from 1996 to 2004. Mr. Margrett has 32 years experience of the insurance industry.

        Stephen G. Maycock—Mr. Maycock, age 53, became a member of the Partners Group on July 1, 2001. He has been the Group Human Resources Director of the Willis Group since he joined in 1996. Prior to joining the Willis Group, he had a global human resources role with S C Johnson & Son Inc., for 13 years. He previously held positions at Xerox Corporation and Ford Motor Company Ltd. Mr. Maycock has nine years of experience in the insurance brokerage industry, all of which have been with us.

        Grahame J. Millwater—Mr. Millwater, age 42, became a member of the Partners Group on December 18, 2001. He is Chairman and Chief Executive Officer of Willis Re, positions held since September 14, 2004 and February 6, 2004 respectively. Mr. Millwater joined the Willis Group in September 1985 and has had several additional cross Group responsibilities during his career with us. Mr. Millwater has 20 years of experience in the insurance brokerage industry, all of which have been with us.

        Patrick Regan—Mr. Regan, age 39, joined Willis and was appointed a member of the Partners Group with effect from January 1, 2006, and will succeed Mr. T. Colraine as Group Chief Financial Officer once financial reporting for the 2005 year-end has been completed. Before joining Willis, Mr. Regan was Group Financial Controller for Royal & Sun Alliance for two years, prior to which he held senior finance positions in both Axa Insurance and GE Capital. Mr. Regan has 17 years of finance experience gained in both the UK and USA.

        Jeanette Scampas—Ms. Scampas, age 45, joined us on March 19, 2004 as Executive Vice President, Global Information Systems and Global Operations and was appointed a member of the Partners Group. Prior to joining us, Ms. Scampas held positions as Senior Vice President, Chief Operations Officer and Senior Vice President, Chief Information Officer of American International Group's Domestic Brokerage Group, and also has held senior positions at Bank of America Corporation and Chase Manhattan Bank. She brings over 21 years of experience in the insurance and financial services industries.

        Sarah J. Turvill—Miss Turvill, age 52, became a member of the Partners Group on July 1, 2001. Miss Turvill joined the Willis Group in May 1978 and for over the last 10 years has had a senior management role in the growth of our international activities, particularly in Europe where she was Managing Director from 1995 to 2001. Since July 1, 2001 Miss Turvill has been the Chief Executive Officer of Willis Group's International operations. She has 28 years of experience in the insurance brokerage industry, all of which have been with us.

        Mario Vitale—Mr. Vitale, age 50, is a member of the Partners Group and Chief Executive Officer of Willis North America. Mr. Vitale joined us as a Group Executive Vice President—Group Sales and Marketing on November 13, 2000 and was Chairman of Willis Risk Solutions from September 2002 to January 2003. Prior to joining the Willis Group, Mr. Vitale was President of the Risk Management Division of Kemper Insurance Company for one year and President of the Risk Management Division of Reliance National with full global responsibilities for 13 years. He is also on the Board of Directors of the College of Insurance in New York. Mr. Vitale has 29 years of experience in the insurance industry.

        The information under the heading "Section 16 Beneficial Ownership Compliance" in the 2006 Proxy Statement is incorporated herein by reference.

Ethical Code

        The Company has adopted an Ethical Code applicable to all our employees, including our Chairman and Chief Executive Officer, the Group Chief Financial Officer, the Group Financial Controller and all those involved in the Company's accounting functions. Our Ethical Code can be found in the Corporate Governance Section on the Company's website at www.willis.com. A copy is also available free of charge on request from the Company Secretary, Willis Group Holdings Limited, c/o Willis Group Limited, Ten Trinity Square, London EC3P 3AX.

Item 11—Executive Compensation

        The information under the heading "Executive Compensation" in the 2006 Proxy Statement is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management

        The information under the heading "Security Ownership" in the 2006 Proxy Statement is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions

        The information under the heading "Transactions with Management and Others" in the 2006 Proxy Statement is incorporated herein by reference.

Item 14—Principal Accountant Fees and Services

        The information under the heading "Fees to Deloitte & Touche LLP" in the 2006 Proxy Statement is incorporated herein by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules

        The following documents are filed as a part of this report:

  (1)
  Consolidated Financial Statements of Willis Group Holdings Limited consisting of:

  (a)
  Report of Independent Registered Public Accounting Firm.

  (b)
  Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

  (c)
  Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005.

  (d)
  Consolidated Balance Sheets as of December 31, 2005, 2004 and 2003.

  (e)
  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005.

  (f)
  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2005.

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
10.2	Willis Group Holdings Limited Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit No. 4.3 to Registration Statement No. 333-63186)
10.3	Amended and Restated 1998 Share Purchase and Option Plan for Key Employees of Willis Group Holdings Limited (incorporated by reference to Exhibit No. 4.5 to Registration Statement No. 333-63186)
10.4	Amended and Restated Willis Award Plan for Key Employees of Willis Group Holdings Limited (incorporated by reference to Exhibit No. 4.6 to Registration Statement No. 333-63186)
10.5	Amended and Restated Willis Group Holdings Limited 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.23 to Form 8-K filed on May 4, 2005)
10.6	The Willis Group Holdings Limited 2001 Bonus and Stock Plan (incorporated by reference to Exhibit No. 4.8 to Registration No. 333-63186)
10.7	Willis Group Holdings Limited North America 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 4.3 to Registration Statement No. 333-62780)
10.8
Amended and Restated Willis North America Inc. Financial Security Partnership Plan (incorporated by reference to Exhibit 10.22 to Willis Group Holdings Limited's Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2005)
10.9	Form of Willis Group Holdings Limited Zero Cost Share Option Scheme (incorporated by reference to Exhibit No. 10.12 to Registration Statement No. 333-74483)
10.10	Form of Amendment to TA I Limited Zero Cost Share Option Scheme (incorporated by reference to Exhibit No. 10.12 to Registration Statement No. 333-60982)
10.11
Agreement, dated July 23, 1997, among Assurances Générales de France IART, UAP Incendie-Accidents, Athéna, Gras Savoye Euro Finance S.A., Mr. Emmanuel Gras, Mr. Patrick Lucas, Mr. Daniel Naftalski, Willis Corroon Group plc, Willis Corroon Europe B.V., and Gras Savoye & Cie, along with Amendment No. 1 thereto, dated December 11, 1997, and Addendum thereto dated July 23, 1997 (incorporated by reference to Exhibit No. 2.11 to Registration Statement No. 333-74483)

10.12
Form of Employment Agreement—Thomas Colraine (incorporated by reference to Exhibit No. 10.20 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2002)
10.13
Form of Employment Agreement—Richard J. S. Bucknall (incorporated by reference to Exhibit No. 10.21 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2002)
10.14
Form of Employment Agreement—Grahame J. Millwater (incorporated by reference to Exhibit No. 10.14 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2004)
10.15	Form of Employment Agreement—Mario Vitale (incorporated by reference to Exhibit No. 10.23 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2002)
10.16
Form of Amended and Restricted Employment Agreement, dated as of March 26, 2001, between Willis Group Holdings Limited and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.9 to Registration Statement No. 333-60982)
10.17
Second Amendment to the Amended and Restated Employment Agreement between Willis Group Holdings Limited and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.25 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2002)
10.18
Second Amended and Restated Employment Agreement, dated as of June 1, 2003, between Willis Group Holdings Limited, Willis North America, Inc. and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.20 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2003)
10.19
Third Amended and Restated Employment Agreement, dated as of May 25, 2004, between Willis Group Holdings Limited, Willis North America Inc., and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.19 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2004)
10.20	Willis US 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to Willis Group Holdings Limited's Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2005)
10.21	Willis Group Senior Management Incentive Plan (incorporated by reference to Exhibit 10.24 to Willis Group Holdings Limited's Form 8-K filed on May 4, 2005)
10.22
Assurance of Discontinuance dated April 8, 2005 with the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to Exhibit 10.25 to Willis Group Holdings Limited's Form 10-Q for the quarter ended March 31, 2005)
10.23
Assurance of Discontinuance dated April 8, 2005 with the Attorney General of the State of Minnesota (incorporated by reference to Exhibit 10.26 to Willis Group Holdings Limited's Form 10-Q for the quarter ended March 31, 2005)

10.24
$300 million Revolving Credit Agreement dated as of October 17, 2005 among Willis North America Inc., Willis Group Holdings Limited, Banc of America Securities Limited, Bank of America, N.A., and the lenders listed therein (incorporated by reference to Exhibit 10.27 to Form 8-K filed on October 18, 2005)
10.25	Offer Letter dated August 11, 2005, between Willis Limited and Patrick Regan (incorporated by reference to Exhibit 10.28 to Form 8-K filed on November 9, 2005)
10.26	Employment Agreement dated August 19, 2005, between Willis Limited and Patrick Regan (incorporated by reference to Exhibit 10.29 to Form 8-K filed on November 9, 2005)
14.1	Ethical Code (incorporated by reference to Exhibit No. 14.1 to Willis Group Holdings Limited's Annual Report on Form 10-K for the fiscal period ended December 31, 2003)
21.1	List of subsidiaries
23.1	Consent of Deloitte & Touche LLP
24.1	Powers of Attorney
31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350
32.2	Certification Pursuant to 18 U.S.C. Section 1350

SCHEDULE II

WILLIS GROUP HOLDINGS LIMITED

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions/(releases) charged to costs and expenses	Deductions	Foreign exchange differences	Balance at end of year
	(millions)
Year ended December 31, 2005
Provision for bad and doubtful debts	$39	$(2)	$(4)	$(2)	$31
Deferred tax valuation allowance	123	—	—	(13)	110

Year ended December 31, 2004
Provision for bad and doubtful debts	$32	$10	$(5)	$2	$39
Deferred tax valuation allowance	114	1	—	8	123

Year ended December 31, 2003
Provision for bad and doubtful debts	$30	$2	$(2)	$2	$32
Deferred tax valuation allowance	100	2	—	12	114

S-1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS GROUP HOLDINGS LIMITED (Registrant)
Date: London, March 2, 2006	By:	/s/ THOMAS COLRAINE Thomas Colraine Vice Chairman, Co-Chief Operating Officer and Group Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 2nd day of March 2006.

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

ANNUAL REPORT ON FORM 10–K
Certain Definitions
Table Of Contents
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
PART I
  Item 1—Business
  Item 1A—Risk Factors
  Item 1B—Unresolved Staff Comments
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B—Other Information
PART III
  Item 10—Directors and Executive Officers of the Registrant
  Item 11—Executive Compensation
  Item 12—Security Ownership of Certain Beneficial Owners and Management
  Item 13—Certain Relationships and Related Transactions
  Item 14—Principal Accountant Fees and Services
PART IV
  Item 15—Exhibits, Financial Statement Schedules
  SCHEDULE II
WILLIS GROUP HOLDINGS LIMITED VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES