Form 10-Q
period 2006-03-31
WILLIS GROUP HOLDINGS LTD
filed 2006-05-09
CIK 1140536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the exchange act. (Check one):

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 28, 2006 there were outstanding 157,242,266 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

WILLIS GROUP HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
		2005
	2006	As adjusted (Note 2)
	(millions, except per share data) (unaudited)
REVENUES
Commissions and fees	$652	$651
Investment income	19	18
Total revenues	671	669
EXPENSES
Salaries and benefits (including share-based compensation of $3 and $4 (Note 5))	(348)	(393)
Other operating expenses	(105)	(125)
Regulatory settlements (Note 8)	—	(51)
Depreciation expense and amortization of intangible assets	(14)	(13)
Total expenses	(467)	(582)
OPERATING INCOME	204	87
Interest expense, net	(9)	(6)
INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	195	81
INCOME TAXES	(62)	(24)
INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	133	57
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	14	14
MINORITY INTEREST, NET OF TAX	(7)	(4)
NET INCOME	$140	$67
EARNINGS PER SHARE (Note 6)
—Basic	$0.89	$0.41
—Diluted	$0.88	$0.41
AVERAGE NUMBER OF SHARES OUTSTANDING (Note 6)
—Basic	157	163
—Diluted	159	165
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.235	$0.215

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31, 2005
	March 31, 2006	As adjusted (Note 2)
	(millions, except share data) (unaudited)
ASSETS
Cash and cash equivalents	$158	$193
Fiduciary funds—restricted	1,718	1,563
Short-term investments	56	65
Accounts receivable, net of allowance for doubtful accounts of $32 in 2006 and $31 in 2005	9,653	8,026
Fixed assets	215	212
Goodwill and other intangible assets, net of accumulated amortization of $141 in 2006 and $138 in 2005	1,607	1,584
Investments in associates	146	129
Deferred tax assets	174	174
Other assets	270	248
TOTAL ASSETS	$13,997	$12,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,890	$9,148
Deferred revenue and accrued expenses	235	367
Income taxes payable	195	153
Long-term debt (Note 7)	600	600
Other liabilities	675	645
Total liabilities	12,595	10,913
COMMITMENTS AND CONTINGENCIES (Note 8)
MINORITY INTEREST	31	25
STOCKHOLDERS’ EQUITY
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 157,206,564 shares in 2006 and 156,958,269 shares in 2005	—	—
Additional paid-in capital	567	557
Retained earnings	1,050	948
Accumulated other comprehensive loss, net of tax (Note 10)	(238)	(239)
Treasury stock, at cost, 285,459 shares in 2006 and 370,873 shares in 2005	(8)	(10)
Total stockholders’ equity	1,371	1,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,997	$12,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
		2005
	2006	As adjusted (Note 2)
	(millions) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$140	$67
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense and amortization of intangible assets	14	13
Provision for doubtful accounts	2	1
Minority interest	5	4
Provision for deferred income taxes	3	8
Excess tax benefits from share-based payment arrangements	(3)	(24)
Share-based compensation	3	4
Regulatory settlements (Note 8)	—	51
Other	(17)	12
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	(133)	(342)
Accounts receivable	(1,550)	(1,777)
Accounts payable	1,645	1,893
Other assets and liabilities	(94)	(40)
Net cash provided by (used in) operating activities	15	(130)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed assets	—	1
Additions to fixed assets	(12)	(10)
Net cash proceeds from sale of operations, net of cash disposed	1	—
Acquisitions of subsidiaries, net of cash acquired	(22)	(13)
Purchase of short-term investments	—	(12)
Proceeds on sale of short-term investments	9	12
Net cash used in investing activities	(24)	(22)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of shares	4	13
Excess tax benefits from share-based payment arrangements	3	24
Dividends paid	(34)	(31)
Net cash (used in) provided by financing activities	(27)	6
DECREASE IN CASH AND CASH EQUIVALENTS	(36)	(146)
Effect of exchange rate changes on cash and cash equivalents	1	(5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	193	351
CASH AND CASH EQUIVALENTS, END OF PERIOD	$158	$200

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   THE COMPANY AND ITS OPERATIONS

Business—Willis Group Holdings Limited (“Willis Group Holdings”) and subsidiaries (collectively, the “Company”) provide a broad range of value-added risk management consulting and insurance brokerage services, both directly and indirectly through its associates, to a diverse base of clients internationally. The Company provides specialized risk management advisory and other services on a global basis to clients in various industries, including aerospace, marine, energy and construction. In its capacity as an advisor and insurance broker, the Company acts as an intermediary between clients and insurance carriers by advising clients on risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through the Company’s global distribution network.

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements (“Interim Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the three month period ended March 31, 2006 may not necessarily be indicative of the operating results that may be incurred for the entire fiscal year.

The December 31, 2005 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Interim Financial Statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2005 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

Accounting Changes—With effect from January 1, 2006, the Company adopted SFAS 123R, Share-based payment, using the modified-retrospective transition method. The Company also changed the methodology used to determine the market-related value of UK pension plan assets.

The Company has two principal defined benefit plans: one in the United Kingdom and the other in the United States. Prior to January 1, 2006 the market-related value of the UK pension plan assets was determined using a calculated value whereas the market-related value of US pension plan assets was determined on a fair value basis. Changing to a fair value basis for UK pension plan assets aligns the accounting for the two schemes.

Each of these accounting changes is discussed in more detail below. The subsequent tables set out the line items in the condensed consolidated financial statements and any affected per-share amounts that have been retrospectively adjusted to reflect the changes. The tables also present the current period effect

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

on line items in the condensed consolidated financial statements that the changes in the method used to determine market-related value of UK pension plan assets had, together with any affected per-share amounts.

Pensions—SFAS 87, Employers’ Accounting for Pensions, requires the expected return on plan assets to be determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. The market-related value of plan assets may either be a fair value or a calculated value that recognizes changes in a systematic and rational manner over not more than five years. Up to December 31, 2005, the market-related value of UK pension plan assets was determined using a calculated value that recognized asset gains or losses over five years. Effective January 1, 2006, the Company changed its method for determining the market-related value of UK pension plan assets to a fair value basis. The Company believes that fair value is a preferable measure of determining the market-related value of plan assets as it more fairly reflects the actual value of pension plan assets as of the balance sheet date. In addition, it brings the methodology used for calculating the market-related value of UK plan assets in line with the fair value methodology already used to value US plan assets.

In accordance with SFAS 154, Accounting Changes and Error Corrections, the change in method of determining the market-related value of plan assets has been applied retrospectively by adjusting all prior periods presented.

Share-based compensation—Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-retrospective transition method. Under that transition method, compensation cost recognized from January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

Results for all prior periods have been retrospectively adjusted to recognize the compensation cost previously reported in the pro forma footnote disclosures under the provisions of SFAS 123.

The following table presents the line items on the condensed consolidated statement of operations for the three months ended March 31, 2005, that were retrospectively adjusted to reflect the accounting changes:

	Three months ended March 31, 2005
	As originally reported	Effect of pension accounting change	Adoption of SFAS123R	As adjusted
	(millions, except per share data)
Salaries and benefits	$(386)	$(3)	$(4)	$(393)
Operating income	94	(3)	(4)	87
Income taxes	(26)	1	1	(24)
Net income	72	(2)	(3)	67
Basic earnings per share	$0.44	$(0.01)	$(0.02)	$0.41
Diluted earnings per share	$0.43	$(0.01)	$(0.01)	$0.41

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents the line items on the condensed consolidated balance sheet at December 31, 2005 that were retrospectively adjusted to reflect the accounting changes:

	December 31, 2005
	As originally reported	Effect of pension accounting change	Adoption of SFAS 123R	As adjusted
	(millions)
Deferred tax assets	$166	$—	$8	$174
Total assets	12,186	—	8	12,194
Additional paid-in capital.	685	—	(128)	557
Retained earnings.	837	(25)	136	948
Accumulated other comprehensive loss, net of tax	(264)	25	—	(239)
Total stockholders’ equity	1,248	—	8	1,256
Total liabilities and stockholders’ equity.	12,186	—	8	12,194

The following table presents the line items on the condensed consolidated statement of cash flows for the three months ended March 31, 2005, that were retrospectively adjusted to reflect the accounting changes:

	Three months ended March 31, 2005
	As originally reported	Effect of pension accounting change	Adoption of SFAS 123R	As adjusted
	(millions)
Net income	$72	$(2)	$(3)	$67
Adjustments to reconcile net income to net cash used in operating activities:
Provision for deferred income taxes	10	(1)	(1)	8
Excess tax benefits from share-based compensation arrangements	—	—	(24)	(24)
Share-based compensation.	—	—	4	4
Changes in operating assets and liabilities, net of effects from purchases of subsidiaries:
Other assets and liabilities	(43)	3	—	(40)
Net cash used in operating activities	(106)	—	(24)	(130)
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	—	—	24	24
Net cash (used in) provided by financing activities	(18)	—	24	6

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents the cumulative effect of the accounting changes as of January 1, 2005:

	January 1, 2005
	As originally reported	Effect of pension accounting change	Adoption of SFAS 123R	As adjusted
	(millions)
Deferred tax assets	$203	$—	$(12)	$191
Total assets	11,653	—	(12)	11,641
Additional paid-in capital	977	—	(160)	817
Retained earnings	675	(18)	148	805
Accumulated other comprehensive loss, net of tax	(212)	18	—	(194)
Total stockholders’ equity	1,424	—	(12)	1,412
Total liabilities and stockholders’ equity	11,653	—	(12)	11,641

In addition to retrospectively adjusting prior accounting periods, SFAS 154 also requires disclosure of the current period effect on financial statement line items of a change in accounting principle. The following table presents the line items on the condensed consolidated statement of operations for the three months ended March 31, 2006 that were affected by the change in the method for determining the market related value of plan assets:

	Three months ended March 31, 2006
	As computed based on calculated value	As reported based on fair value	Effect of change
	(millions, except per share data)
Salaries and benefits	$(354)	$(348)	$6
Operating income	198	204	6
Income taxes	(60)	(62)	(2)
Net income	136	140	4
Basic earnings per share	$0.87	$0.89	$0.02
Diluted earnings per share	$0.86	$0.88	$0.02

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents the line items on the condensed consolidated balance sheet at March 31, 2006 that were affected by the change in the method for determining the market related value of plan assets:

	March 31, 2006
	As computed based on calculated value	As reported based on fair value	Effect of change
	(millions)
Deferred tax assets	$176	$174	$(2)
Other assets	264	270	6
Total assets	13,993	13,997	4
Retained earnings	1,029	1,050	21
Accumulated other comprehensive loss, net of tax	(263)	(238)	25
Total stockholders’ equity	1,367	1,371	4
Total liabilities and stockholders’ equity	13,993	13,997	4

The following table presents the line items on the condensed consolidated statement of cash flows for the three months ended March 31, 2006 that were affected by the change in the method for determining the market related value of plan assets:

	Three months ended March 31, 2006
	As computed based on calculated value	As reported based on fair value	Effect of change
	(millions)
Net income	$136	$140	$4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	1	3	2
Changes in operating assets and liabilities, net of effects from purchases of subsidiaries:
Other assets and liabilities	(88)	(94)	(6)
Net cash provided by operating activities	15	15	—

3.   DERIVATIVE FINANCIAL INSTRUMENTS

The financial risks the Company manages through the use of financial instruments are interest rate risk and foreign currency risk. The Company’s Board of Directors reviews and agrees on policies for managing each of these risks. The Company has applied SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, in accounting for these financial instruments.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

3.   DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

The changes in fair value of derivative financial instruments have been recorded as follows:

	Three months ended March 31,
	2006	2005
	(millions)
Other operating expenses
Foreign currency contracts	$1	$—
Other comprehensive income
Interest rate contracts (net of tax of $2 and $2)	(5)	(5)
Foreign currency contracts (net of tax of $nil and $(1))	—	3

4.   PENSION PLANS

The components of the net periodic benefit cost of the UK and US defined benefit plans are as follows:

	Three months ended March 31,
	UK Pension Benefits		US Pension Benefits
	2006	2005	2006	2005
		As adjusted (Note 2)
	(millions)
Components of net periodic benefit cost:
Service cost	$12	$12	$6	$6
Interest cost	23	23	8	8
Expected return on plan assets	(33)	(27)	(9)	(9)
Amortization of unrecognized prior service (gain) loss	(1)	(1)	1	—
Amortization of unrecognized actuarial loss	3	4	—	—
Net periodic benefit cost	$4	$11	$6	$5

As of March 31, 2006, $33 million and $5 million of contributions have been made to the UK and US defined benefit pension plans, respectively.

5.   SHARE-BASED COMPENSATION

On March 31, 2006, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the three months ended March 31, 2006 was $3 million (2005: $4 million). The total income tax benefit recognized in the

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

5.   SHARE-BASED COMPENSATION (Continued)

statement of operations for share-based compensation arrangements for the three months ended March 31, 2006 was $1 million (2005: $1 million).

Stock Option Plans

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

Amended and Restated 1998 Share Purchase and Option Plan—This plan, which was established on December 18, 1998, provides for the granting of time-based and performance-based options to employees of the Company. There are 30,000,000 shares available for grant under this plan provided, however, that in no event the total number of shares subject to options and other equity for current and future participants exceed 25 percent of the equity of Willis Group Holdings on a fully diluted basis. All options granted under this plan are exercisable at £2 per share ($3.48 using the period-end exchange rate of £1 = $1.74) except for 111,111 time-based options which are exercisable at $13.50. No further grants are to be made under this plan.

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

Willis Award Plan—This plan, which was established on July 13, 2000, provides for the granting of time-based options to selected employees who have been identified as superior performers. There are 5,000,000 shares available for grant under this plan provided, however, that in no event the total number of shares subject to options and other equity for current and future participants exceed 25 percent of the equity of Willis Group Holdings on a fully diluted basis. All options granted under this plan are exercisable at £2 per share ($3.48 using the period-end exchange rate of £1 = $1.74). The options vest immediately on the grant date and are exercisable any time up to July 13, 2010.

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

5.   SHARE-BASED COMPENSATION (Continued)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock. The Company uses the simplified method set out in Staff Accounting Bulletin No. 107 to derive the expected term of options granted. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three months ended March 31,
	2006	2005
Expected volatility	30%	26%
Expected dividends	2.5%	2.0%
Expected life (years)	7	7
Risk-free interest rate	5.24%	4.34%

A summary of option activity under the Plans at March 31, 2006, and changes during the three months then ended is presented below:

(Options in thousands)	Shares	Weighted Average Exercise Price(1)	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
				($ millions)
Time-based stock options
Balance, beginning of period	11,798	$30.97
Granted	237	$35.32
Exercised	(124)	$7.87
Forfeited	(201)	$32.12
Expired	(169)	$31.56
Balance, end of period	11,541	$31.28	7 years	54
Options vested or expected to vest at March 31, 2006	11,437	$31.23	7 years	54
Options exercisable at March 31, 2006	3,773	$28.09	7 years	30
Performance-based stock options
Balance, beginning of period	988	$3.48
Exercised	(85)	$3.48
Forfeited	(4)	$3.48
Balance, end of period	899	$3.48	4 years	28
Options vested or expected to vest at March 31, 2006	899	$3.48	4 years	28
Options exercisable at March 31, 2006	822	$3.48	3 years	25

(1)          Certain options are exercisable at £2 per share. The period-end exchange rate of £1 = $1.74 has been used as of March 31, 2006.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

5.   SHARE-BASED COMPENSATION (Continued)

The weighted average grant-date fair value of time-based options granted during the three months ended March 31, 2006 was $11.22 (2005: $10.02). The total intrinsic value of options exercised during the three months ended March 31, 2006 was $5 million (2005: $40 million). At March 31, 2006 there was $23 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under time-based stock option plans; that cost is expected to be recognized over a weighted average period of one year.

No performance-based options were granted during the three months ended March 31, 2006 (2005: nil). The total intrinsic value of options exercised during the three months ended March 31, 2006 was $3 million (2005: $36 million). At March 31, 2006 there was no unrecognized compensation cost related to nonvested share-based compensation arrangements under performance-based stock option plans.

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 was $3 million (2005: $11 million). The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totalled $3 million for the three months ended March 31, 2006 (2005: $24 million).

6.   EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net income by the average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company. At March 31, 2006, time-based and performance-based options to purchase 11.5 million and 0.9 million (2005: 12.8 million and 2.0 million) shares, respectively, and 0.2 million (2005: 0.3 million) restricted shares, were outstanding.

Basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2006	2005 As adjusted (Note 2)
	(millions, except per share data)
Net income	$140	$67
Basic average number of shares outstanding	157	163
Dilutive effect of potentially issuable shares	2	2
Diluted average number of shares outstanding	159	165
Basic earnings per share	$0.89	$0.41
Dilutive effect of potentially issuable shares	(0.01)	—
Diluted earnings per share	$0.88	$0.41

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

6.   EARNINGS PER SHARE (Continued)

Options to purchase 5.5 million shares for the three month period ended March 31, 2006 were not included in the computation of the dilutive effect of stock options because the effect was antidilutive (2005: nil).

7.   LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2006	December 31, 2005
	(millions)
5.125% Senior notes due 2010	$250	$250
5.625% Senior notes due 2015	350	350
	$600	$600

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

On October 17, 2005, the Company completed the re-financing of the then existing 2003 undrawn revolving credit facility. The $150 million revolving credit facility was replaced by a new $300 million revolving credit facility with a term of 5 years, which remains undrawn.

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

On the basis of current information, the Company does not expect that the actual claims, lawsuits and other proceedings, to which the Company is subject, or potential claims, lawsuits and other proceedings relating to matters of which it is aware will ultimately have a material adverse effect on the Company’s financial condition, results of operations or liquidity. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

8.   COMMITMENTS AND CONTINGENCIES (Continued)

an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

Inquiries and Investigations—In April 2005, the Company entered into an Assurance of Discontinuance (“NY AOD”) with the New York Attorney General and the New York Superintendent of Insurance resolving the investigation commenced by the New York Attorney General in April 2004 which concerned, among other things, arrangements pursuant to which insurers compensated insurance brokers for distribution and other services provided to insurers and, as the investigation of brokers and insurers continued, broadened into an investigation of other possible violations of law, including violations of fiduciary duty, securities laws, and antitrust laws. Pursuant to the NY AOD, the Company has paid $50 million into a fund for eligible customers. The Company has also agreed to continue certain business reforms it had already implemented and to implement certain other business reforms. These reforms include an agreement not to accept contingent compensation; and an undertaking to disclose to customers any compensation the Company will receive in connection with providing policy placement services to the customer. The Company also resolved a similar investigation commenced by the Minnesota Attorney General by entering into an Assurance of Discontinuance pursuant to which the Company agreed, among other things, to pay $1 million to Minnesota customers and to continue or implement the business reforms described in the NY AOD. On October 1, 2005, the Company mailed letters to customers who were eligible to receive distributions out of the fund. In March 2006 checks were mailed to eligible customers who elected to participate in the fund. Eligible customers that elected to participate represented 87.93 percent of the $51 million fund. As required by the AOD, the remaining funds were redistributed on a pro rata basis to the participating customers. The Company continues to respond to requests for documents and information by the regulators and/or attorneys general of more than twenty other states, the District of Columbia, one US city, Canada, and Australia that are conducting similar investigations. The Company is co-operating fully with these investigations and has engaged in discussions with regulators and attorneys general about their investigations but cannot predict at this time how or when those investigations will be resolved.

The compensation arrangements, which were initially the subject of the investigation by the New York Attorney General, were a longstanding and common practice within the insurance industry and had been disclosed by the Company for many years. On October 21, 2004, the Company announced that it was voluntarily abolishing these compensation arrangements.

Our operations in eight countries have received a questionnaire from the European Commission pursuant to its Sector Enquiry related to insurance business practices, including compensation arrangements for brokers. At least 150 other European brokers have received similar questionnaires.

In August 2004, a proceeding was commenced in the Superior Court of the State of California, County of San Diego against the Company by United Policyholders, an organization purporting to act in a representative capacity on behalf of the California general public. The complaint alleges that the compensation arrangements between the Company and insurance carriers constitute deceptive trade practices, and it seeks both injunctive and equitable relief, including restitution. This action was dismissed in December 2004, but United Policyholders has filed an appeal. The dismissal of the complaint was based on the retroactive application of newly passed legislation. The Supreme Court of California is presently considering whether this newly passed legislation should have retroactive application. The court’s decision

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

8.   COMMITMENTS AND CONTINGENCIES (Continued)

will determine whether this case will be able to proceed. Since August 2004, various plaintiffs have filed purported class actions in the United States District Court for the Southern District of New York, the Northern District of Illinois, the Northern District of California, the New Jersey District court, and the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, under a variety of legal theories, including state tort, contract, fiduciary duty and statutory theories, and federal antitrust and RICO theories, and the Company anticipates that further similar suits could be filed. Other than a federal suit in Illinois that was voluntarily dismissed by the plaintiff in May 2005, all of the federal actions have been consolidated into two actions in federal court in New Jersey. One of the consolidated actions addresses employee benefits, while the other consolidated action addresses all other lines of insurance. In addition to the two federal actions, we have also been named as a defendant in purported class actions in state courts in Florida and Massachusetts. Both the consolidated federal actions and the state actions name various insurance carriers and insurance brokerage firms, including the Company, as defendants. The complaints seek monetary damages and equitable relief and make allegations regarding the practices and conduct that has been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers have breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and entered into other improper activities. The complaints also allege the existence of a conspiracy among the insurance carriers and brokers and the federal court complaints allege violations of the federal RICO statute. The Company disputes these allegations and intends to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

Insurance Market Dispute—Various legal proceedings are pending, have been concluded or may commence between reinsurers, reinsureds and in some cases their intermediaries, including reinsurance brokers, relating to personal accident excess of loss reinsurance for the years 1993 to 1998. The proceedings principally concern allegations by reinsurers that they have sustained substantial losses due to an alleged abnormal "spiral" in the market in which the reinsurance contracts were placed, the existence and nature of which, as well as other information, was not disclosed to them by the reinsureds or their reinsurance broker. A "spiral" is a market term for a situation in which reinsureds and reinsurers reinsure each other with the effect that the same loss or portion of that loss moves through the market multiple times.

The reinsurers concerned have taken the position that, despite their decisions to underwrite risks or a group of risks, they are no longer bound by their reinsurance contracts. As a result, they have stopped settling claims and are seeking to recover claims already paid. We also understand that there have been two arbitration awards in relation to a spiral, among other things, in which the reinsurer successfully argued that it was no longer bound by parts of its reinsurance program. Willis Limited, our principal insurance brokerage subsidiary in the United Kingdom, acted as the reinsurance broker or otherwise as intermediary, but not as an underwriter, for numerous personal accident reinsurance contracts, including for two contracts that were involved in one of the arbitrations. Due to the small number of reinsurance brokers generally, Willis Limited was one of a small number of brokers active in the market for this reinsurance during the relevant period. We also utilized other brokers active in this market as sub-agents, including brokers who are parties to the legal proceedings described above, for certain contracts and may

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

8.   COMMITMENTS AND CONTINGENCIES (Continued)

be responsible for any errors and omissions they may have made. In July 2003, one of the reinsurers received a judgment in the English High Court against certain parties, including a sub-broker we used to place two of the contracts involved in this trial. Although neither we nor any of our subsidiaries were a party to this or any other proceeding or arbitration, we entered into standstill agreements with certain of the principals to the reinsurance contracts tolling the statute of limitations pending the outcome of proceedings between the reinsureds and reinsurers. Various arbitrations continue to be active and from time to time the principals request our co-operation and suggest that claims may be asserted against the Company, although at this time no actions are pending against the Company. The outcome or settlement of some of these arbitrations are pending and may lead to litigation against Willis.

Claims may also be made against us if reinsurers do not pay claims on policies issued by them. It is too early to know what amount of underwriting losses will be alleged to be attributable to an abnormal spiral or the other issues that may be raised, or what amount, if any, reinsureds or reinsurers or other intermediaries may seek to recover from us.

9.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Three months ended March 31,
	2006	2005
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$22	$1
Cash payments for interest	18	5
Supplemental disclosures of non-cash flow investing and financing activities:
Issue of stock on acquisition of subsidiaries	$1	$3
Deferred payments on acquisitions of subsidiaries	1	2
Acquisitions:
Fair value of assets acquired	$60	$5
Less: liabilities assumed	(58)	(9)
cash acquired	(2)	—
Net liabilities assumed, net of cash acquired	$—	$(4)

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

10.   ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX

The components of comprehensive income are as follows:

	Three months ended March 31,
	2006	2005 As adjusted (Note 2)
	(millions)
Net income	$140	$67
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6	(7)
Unrealized holding loss	—	(1)
Net loss on derivative instruments (net of tax of $2 and $1)	(5)	(2)
Other comprehensive income (loss) (net of tax of $2 and $1)	1	(10)
Comprehensive income	$141	$57

The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31, 2006	December 31, 2005 As adjusted (Note 2)
	(millions)
Net foreign currency translation adjustment	$(39)	$(45)
Net minimum pension liability adjustment	(193)	(193)
Net unrealized loss on derivative instruments	(6)	(1)
Accumulated other comprehensive loss, net of tax	$(238)	$(239)

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

12.          FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

On July 1, 2005, Willis North America Inc. (“Willis North America”) issued debt securities totaling $600 million under its April 2003 registration statement. The debt securities are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Group Limited, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

Presented below is condensed consolidating financial information for: i) Willis Group Holdings, which will be a guarantor, on a parent company only basis; ii) the Other Guarantors which are all 100% owned subsidiaries of the parent; iii) the Issuer, Willis North America; iv) Other, which are the non-guarantor subsidiaries, on a combined basis; v) Eliminations; and vi) Consolidated Company and subsidiaries. The equity method has been used for all investments in subsidiaries.

The entities included in the Other Guarantors column are Willis Group Limited, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$652	$—	$652
Investment income	—	—	3	24	(8)	19
Total revenues	—	—	3	676	(8)	671
EXPENSES:
Salaries and benefits	—	—	—	(348)	—	(348)
Other operating expenses	—	2	1	(121)	13	(105)
Depreciation expense and amortization of intangible assets	—	—	(1)	(10)	(3)	(14)
Total expenses	—	2	—	(479)	10	(467)
OPERATING INCOME	—	2	3	197	2	204
Investment income from Group undertakings	—	56	45	24	(125)	—
Interest expense, net	—	(48)	(15)	(25)	79	(9)
INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	—	10	33	196	(44)	195
INCOME TAXES	—	(5)	4	(58)	(3)	(62)
INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	—	5	37	138	(47)	133
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	—	—	—	14	—	14
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(5)	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	140	132	(36)	—	(236)	—
NET INCOME	$140	$137	$1	$150	$(288)	$140

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2005 as adjusted (Note 2)
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES:
Commissions and fees	$—	$—	$—	$651	$—	$651
Investment income	—	—	2	25	(9)	18
Total revenues	—	—	2	676	(9)	669
EXPENSES:
Salaries and benefits	—	—	—	(393)	—	(393)
Other operating expenses	—	(4)	(4)	(117)	—	(125)
Regulatory settlements	—	—	(51)	—	—	(51)
Depreciation expense and amortization of intangible assets	—	—	(1)	(10)	(2)	(13)
Net gain on disposal of operations	—	—	—	7	(7)	—
Total expenses	—	(4)	(56)	(513)	(9)	(582)
OPERATING (LOSS) INCOME	—	(4)	(54)	163	(18)	87
Investment income from Group undertakings	—	54	49	16	(119)	—
Interest expense, net	—	(45)	(11)	(25)	75	(6)
INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	—	5	(16)	154	(62)	81
INCOME TAXES	—	(1)	26	(55)	6	(24)
INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	—	4	10	99	(56)	57
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	—	—	—	14	—	14
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(2)	(4)
EQUITY ACCOUNT FOR SUBSIDIARIES	67	55	(59)	—	(63)	—
NET INCOME (LOSS)	$67	$59	$(49)	$111	$(121)	$67

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at March 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$5	$—	$—	$153	$—	$158
Fiduciary funds—restricted	—	—	23	1,695	—	1,718
Accounts receivable	168	2,225	1,341	10,784	(4,865)	9,653
Goodwill and other intangible assets	—	—	2	220	1,385	1,607
Deferred tax assets	—	—	3	228	(57)	174
Other assets	—	79	17	640	(49)	687
Equity accounted subsidiaries	1,267	2,024	707	2,175	(6,173)	—
TOTAL ASSETS	$1,440	$4,328	$2,093	$15,895	$(9,759)	$13,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$31	$2,956	$1,513	$11,244	$(4,854)	$10,890
Deferred revenue and accrued expenses	—	—	2	255	(22)	235
Income taxes payable	—	110	—	134	(49)	195
Long-term debt	—	—	600	—	—	600
Other liabilities	38	—	55	556	26	675
Total liabilities	69	3,066	2,170	12,189	(4,899)	12,595
MINORITY INTEREST	—	—	—	5	26	31
STOCKHOLDERS’ EQUITY	1,371	1,262	(77)	3,701	(4,886)	1,371
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,440	$4,328	$2,093	$15,895	$(9,759)	$13,997

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2005 as adjusted (Note 2)
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$42	$19	$131	$—	$193
Fiduciary funds—restricted	—	—	55	1,508	—	1,563
Accounts receivable	234	2,988	1,539	9,030	(5,765)	8,026
Goodwill and other intangible assets	—	—	2	211	1,371	1,584
Deferred tax assets	—	—	—	232	(58)	174
Other assets	1	68	18	611	(44)	654
Equity accounted subsidiaries	1,118	1,886	714	2,134	(5,852)	—
TOTAL ASSETS	$1,354	$4,984	$2,347	$13,857	$(10,348)	$12,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$62	$3,772	$1,763	$9,313	$(5,762)	$9,148
Deferred revenue and accrued expenses	1	—	2	379	(15)	367
Income taxes payable	—	92	—	137	(76)	153
Long-term debt	—	—	600	—	—	600
Other liabilities	35	—	60	508	42	645
Total liabilities	98	3,864	2,425	10,337	(5,811)	10,913
MINORITY INTEREST	—	—	—	2	23	25
STOCKHOLDERS’ EQUITY	1,256	1,120	(78)	3,518	(4,560)	1,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,354	$4,984	$2,347	$13,857	$(10,348)	$12,194

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$9	$16	$(10)	$—	$15
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(22)	—	(22)
Other	—	—	(3)	1	—	(2)
Net cash used in investing activities	—	—	(3)	(21)	—	(24)
CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts owed by and to Group undertakings	37	(51)	(77)	91	—	—
Proceeds from issue of shares	1	—	—	3	—	4
Excess tax benefits from share-based payment arrangements	—	—	—	3	—	3
Dividends paid	(34)	—	45	(45)	—	(34)
Net cash provided by (used in) financing activities	4	(51)	(32)	52	—	(27)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4	(42)	(19)	21	—	(36)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	42	19	131	—	193
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5	$—	$—	$153	$—	$158

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2005 as adjusted (Note 2)
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$3	$(8)	$(125)	$—	$(130)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(13)	—	(13)
Other	—	—	(1)	(8)	—	(9)
Net cash used in investing activities	—	—	(1)	(21)	—	(22)
CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts owed by and to Group undertakings	(51)	(66)	(47)	164	—	—
Proceeds from issue of shares	11	5	—	(3)	—	13
Excess tax benefits from share-based payment arrangements	—	—	—	24	—	24
Dividends paid	(31)	—	49	(49)	—	(31)
Net cash (used in) provided by financing activities	(71)	(61)	2	136	—	6
DECREASE IN CASH AND CASH EQUIVALENTS	(71)	(58)	(7)	(10)	—	(146)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5)	—	(5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79	58	14	200	—	351
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8	$—	$7	$185	$—	$200

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Accounting changes

Effective January 1, 2006, we adopted SFAS 123R using the modified retrospective application method. We also changed the methodology used to calculate the market-related value of our UK pension plan assets. Prior period data has therefore been adjusted to reflect the retrospective application of SFAS 123R and the change in market-related methodology. These changes are discussed in more detail in ‘Accounting Changes’, below.

Market overview

The insurance market remains highly competitive and rates have remained mainly soft or stable in the first quarter of 2006. In Reinsurance, there is a scarcity of capacity and consequently increased prices for US property, catastrophe, retrocession, marine and energy with many clients reviewing their purchasing and restructuring programs accordingly. Reinsurance rates outside of these classes are stable rather than hard.

Results

Net income for first quarter 2006 was $140 million, or $0.88 per diluted share, compared with $67 million, or $0.41 per share, in 2005. The increase was mainly attributable to the non-recurrence of significant first quarter 2005 charges for regulatory settlements and related costs, severance costs and additional legal provisions which had a combined $0.41 impact on first quarter 2005 earnings per share. The remainder of the increase mainly reflected increased productivity from our recent hires and lower incentive compensation and pension charges.

Revenues at $671 million in first quarter 2006 were broadly in line with 2005: a 6 percent increase in revenues attributable to net new business growth was offset by a 5 percent reduction due to the effect of foreign currency translation and a 1 percent reduction attributable to net acquisitions and disposals.

Future outlook

We anticipate that there will be continued organic growth in commissions and fees during the remainder of 2006. The net impact of the accounting changes for stock options and pensions on salaries and benefits and operating income in 2006 is not expected to be significant. For the full year 2006, we expect that salaries and benefits expense as a percentage of total revenues will be lower than 59 percent, compared with 61 percent in 2005 (or excluding severance costs, 59 percent in full year 2006 compared with 60 percent in 2005), and consequently expect modest margin expansion in 2006. This outlook assumes a more selective approach towards recruiting opportunities in an environment which remains very competitive.

Cash and financing

Cash at March 31, 2006 was $158 million compared with $193 million at December 31, 2005, with the decrease mainly attributable to the quarterly dividend payment, $34 million, and acquisitions, $22 million. Following the change in FSA regulations in January 2005, discussed in more detail in ‘Liquidity and Capital Resources’ below, the first quarter is now a seasonally light cash quarter for us and, therefore, no shares were repurchased in the quarter under the existing share buyback authorization.

At March 31, 2006, total long-term debt was $600 million and total stockholders’ equity was $1.4 billion. The capitalization ratio (total long-term debt to total long-term debt and stockholders’ equity) was 30 percent at March 31, 2006 compared with 32 percent at December 31, 2005.

Inquiries and investigations

Further to the agreements reached with the New York Attorney General, the New York Superintendent of Insurance and the Minnesota Attorney General in first quarter 2005, we paid $51 million on July 1, 2005 into bank accounts for reimbursement funds. On October 1, 2005 we mailed letters to customers who were eligible to receive distributions out of the fund. In March 2006 checks were mailed to eligible customers who elected to participate in the fund. Eligible customers that elected to participate represented 87.93 percent of the fund. As required by the agreements, the remaining funds were redistributed on a pro rata basis to the participating customers. We continue to respond to requests for documents and information from the regulators and/or attorneys general of more than twenty other states, the District of Columbia, one US city, Canada and Australia who are conducting similar regulatory proceedings.

Our operations in eight countries have received a questionnaire from the European Commission pursuant to its Sector Enquiry related to insurance business practices, including compensation arrangements for brokers. At least 150 other European brokers have received similar questionnaires.

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

In first quarter 2006, rates have remained soft or stable in most areas. In Reinsurance, there is a scarcity of capacity and consequently increased prices for US property, catastrophe, retrocession, marine and energy with many clients reviewing their purchasing and restructuring programs accordingly. For example, we are seeing an increase in self insurance through increased retentions and co-insurance. The capacity in these US areas appears to be deteriorating with many clients trying to reach the market early for mid-year renewals to avail themselves of the increasingly limited capacity. Reinsurance rates outside of these classes, such as global casualty, are stable rather than hard.

OPERATING RESULTS

Revenues

				Change attributable to:
Three months ended March 31,	2006	2005 as adjusted(i)	% change	Foreign currency translation	Acquisitions and disposals	Market remuneration	Organic revenue growth(ii)
	(millions)
Global	$308	$326	(6)%	(4)%	(4)%	(1)%	3%
North America	181	162	12%	0%	1%	0%	11%
International	163	163	0%	(9)%	3%	(1)%	7%
Commissions and fees	$652	$651	0%	(4)%	(1)%	(1)%	6%
Investment income	19	18	6%	(7)%	(5)%	0%	18%
Total revenues	$671	$669	0%	(5)%	(1)%	0%	6%

(i)             Effective January 1, 2006 we changed our reporting structure: North America Global Markets and International Global Markets revenues, which were previously reported within our Global division, are now reported in the North America and International divisions respectively. In addition we refined our method for allocating revenues between our Global and North America divisions. We have retrospectively adjusted our 2005 revenue analysis to reflect our new structure.

(ii)         Organic revenue growth excludes the impact of foreign currency translation, acquisitions and disposals, and market remuneration from reported revenues. We use organic growth as a measure of business growth generated by operations that were part of the Group at the end of the period. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

First quarter 2006 revenues at $671 million were broadly in line with 2005 with the benefit of good organic growth offset by decreases attributable to foreign currency translation and net acquisitions and disposals.

Our Global and International divisions earn revenues in currencies other than the US dollar. In first quarter 2006, reported revenues in Global and International were adversely impacted by the year on year impact of foreign currency translation, in particular the weaker sterling and euro rates against the US dollar compared with first quarter of 2005.

Acquisitions and disposals had a net 1 percent adverse impact on revenues in first quarter 2006 compared with 2005. A 4 percent reduction in Global attributable to the sale of Stewart Smith in April 2005 was partly offset by smaller acquisitions elsewhere, including the benefit of recent acquisitions by International in Peru, Sweden and Brazil, together with the impact of increasing our stake in China to a majority shareholding.

Organic revenues in first quarter 2006 were 6 percent higher than in 2005 reflecting net new business growth in all our operations. There was no net impact on organic revenue growth from insurance premium rate movements.

Global:   First quarter 2006 organic revenues were 3 percent higher than in 2005 reflecting net new business growth and a small net benefit from rates. Despite the market remaining very competitive, net new business growth improved with Construction and Niche doing well and Aerospace benefited from improved retention rates. Our UK and Ireland business also performed well; in particular Corporate Risk Solutions showed good growth. Reinsurance's performance was more mixed: scarce capacity and significant price increases in US Property, Retrocession, Marine and Energy, led clients to review their programs and we are seeing increased retentions and co-insurance. Other areas, such as global casualty, were stable rather than favorable to growth. Niche completed two small acquisitions, International

Insurance Brokers, Inc. and Gueits, Adams & Company, which will further enhance their market share and profile.

North America:   First quarter 2006 organic revenues were 11 percent higher than in 2005 with net new business growth in most regions and businesses and a small favorable impact from rates. There has been good growth across all geographies; in particular we have seen strong retail growth in the South Central region, Executive Risk, Large Accounts and Employee Benefits. The growth reflects the combined efforts of our recent hires and existing associates and client retention has remained high. Requests for Proposal activity has slowed but new business flow remains strong.

International:   First quarter 2006 organic revenues were 7 percent higher than in 2005 reflecting net new business growth of 8 percent partly offset by a negative 1 percent impact from insurance premium rates. Latin America (in particular Venezuela and Mexico), Europe (Spain and Italy) and Asia (Singapore and China) all performed well. We completed the acquisition of Nicon, a Swedish real estate insurance broking specialist, in the quarter.

General and administrative expenses

Three months ended March 31,	2006	2005 as adjusted
	(millions, except percentages)
Salaries and benefits	$348	$393
Other	105	125
General and administrative expenses	$453	$518
Compensation ratio or salaries and benefits as a percentage of revenues	52%	59%

General and administrative expenses at $453 million in first quarter 2006 were $65 million, or 13 percent, lower than in 2005 of which 7 percent was attributable to foreign currency translation and acquisitions net of disposals and 6 percent to growth in the underlying cost base.

Salaries and benefits were $348 million, or 52 percent of revenues, in first quarter 2006 compared with $393 million, or 59 percent of revenues, in 2005. The decrease in the compensation ratio (salaries and benefits as a percentage of revenues) was mainly attributable to lower charges for:

•       severance:   first quarter 2005 was adversely impacted by severance charges of $28 million in respect of a major headcount reduction program compared with severance charges of only $2 million in first quarter 2006;

•       incentive compensation:   as part of a continuing review of our compensation costs, we have returned to a stricter application of our formula-based incentive compensation which we expect will lead to a more even accrual of incentive compensation in 2006. Specifically the first quarter 2006 compensation ratio benefited by 2 percent of revenues from this stricter application as compared to first quarter 2005 but will likely be negatively impacted by 3 percent in second quarter 2006; and

•       pensions:   the first quarter 2006 pension charge was $6 million lower than in 2005 which was mainly attributable to the increased return on assets in the UK plan due to higher asset levels, reflecting the good returns in 2005 and increased contributions by the Company, and an increase in the expected rate of return assumption from 7.25 percent to 7.75 percent; together with

•       the benefit of an increased revenue contribution from our recent hires; and

•       the sale of Stewart Smith which reported an unusually high compensation ratio in first quarter 2005 immediately prior to its disposal in April 2005.

Other expenses at $105 million were 16 percent lower than first quarter 2005. The decrease was mainly attributable to the non-recurrence of 2005 charges relating to an additional $20 million provision for legal claims following the March 31, 2005 review of legal proceedings and $9 million of legal costs relating to regulatory settlements.

Excluding the impact of these charges, other expenses increased from 14 percent of revenues in first quarter 2005 to 16 percent of revenues in first quarter 2006. This increase mainly reflected significant spend on two strategic initiatives: a group sales conference in January 2006 and an ongoing consultancy project to reshape our processes and enhance efficiency, enabling us to offer more value to our clients. Whilst we expect to continue to spend on key strategic initiatives, we expect that other expenses as a percentage of revenues for full year 2006 will be broadly in line with the full year 2005 percentage of 17 percent after excluding the significant first quarter 2005 charges.

Operating income and margin

Three months ended March 31,	2006	2005 as adjusted
	(millions, except percentages)
Revenues	$671	$669
Operating income	$204	$87
Operating margin or operating income as a percentage of revenues	30%	13%

Operating margin at 30 percent in first quarter 2006 was significantly higher than first quarter 2005 due mainly to first quarter 2005 charges for regulatory settlements and related costs, $60 million, the first quarter 2005 headcount reduction program, $28 million, and the additional $20 million provision for legal claims. The underlying improvement in operating margin mainly reflects increased productivity from our recent hires, the reduction in profit-related compensation and pension charges, together with the sale in 2005 of Stewart Smith whose first quarter 2005 results negatively impacted margin. These increases were partially offset by the increased spend on our strategic initiatives.

Income taxes

Three months ended March 31,	2006	2005 as adjusted
	(millions, except percentages)
Income before taxes	$195	$81
Income taxes	$62	$24
Effective tax rate	32%	30%

The increase in the effective tax rate in first quarter 2006 compared with first quarter 2005 mainly reflected the non-recurrence of the significant first quarter 2005 charges which has impacted the geographical mix of profits.

Net income and earnings per diluted share

Three months ended March 31,	2006	2005 as adjusted
	(millions, except per share data)
Net income	$140	$67
Earnings per diluted share.	$0.88	$0.41
Average diluted number of shares outstanding	159	165

Net income for first quarter 2006 was $140 million, or $0.88 per diluted share, compared with $67 million, or $0.41 per diluted share in 2005 with the improvement mainly reflecting the non-recurrence of the significant first quarter 2005 charges and the improved salaries and benefits ratio. The impact of foreign currency translation adversely impacted first quarter 2006 diluted earnings per share compared with 2005. There was an offsetting benefit attributable to the 6 million reduction in the sharecount.

ACCOUNTING CHANGES

Share-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-retrospective transition method. Under that transition method, compensation cost recognized from January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Results for all prior periods have been retrospectively adjusted to recognize the compensation cost previously reported in the pro forma footnote disclosures under the provisions of SFAS 123.

As a consequence of the adoption of SFAS 123R, we recognized share-based compensation of $3 million in first quarter 2006 compared with $4 million in 2005. We estimate that the full year 2006 charge will be $25 million pre-tax compared with $18 million pre-tax in 2005 with the increase reflecting new awards expected later in 2006.

In addition to the income statement, the adoption of SFAS 123R impacted our prior period diluted sharecount with first quarter 2005 diluted sharecount being reduced by 3 million to 165 million and full year 2005 diluted sharecount by 1 million to 163 million as proceeds under the treasury stock method were adjusted. The proceeds were adjusted to include average unrecognized compensation cost outstanding in the period and for changes to the calculation of future tax consequences. When we reported previously under APB 25, time options granted at market value gave no rise to an accounting charge and hence there was no increase from unrecognized compensation cost to assumed proceeds under the treasury stock method.

Pensions: market-related value

Effective January 1, 2006, the Company changed the methodology used to determine the market-related value of UK pension plan assets.

SFAS 87, Employers’ Accounting for Pensions, requires the expected return on plan assets to be determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. The market-related value of plan assets may either be a fair value or a calculated value that recognizes changes in a systematic and rational manner over not more than five years.

The Company has two principal defined benefit plans: one in the United Kingdom and the other in the United States. Prior to January 1, 2006, the market-related value of the UK pension plan assets was determined using a calculated value that recognized asset gains or losses over five years whereas the market-related value of US pension plan assets was determined on a fair value basis. Effective January 1, 2006, the Company changed its method for determining the market-related value of UK pension plan assets to a fair value basis. The Company believes that fair value is a preferable measure of determining the market-related value of plan assets as it more fairly reflects the actual value of pension plan assets as of the balance sheet date. In addition, it aligns the methodology used for calculating the market-related value of plan assets for the Company’s two principal defined benefit plans.

In accordance with SFAS 154, Accounting Changes and Error Corrections, the change in method of determining the market-related value of plan assets has been applied retrospectively by adjusting all prior periods presented.

The impact of this retrospective adjustment is to increase the first quarter 2005 UK pension charge by $3 million to $11 million and the full year 2005 charge by $10 million to $41 million, with a related adverse impact on diluted earnings per share in first quarter 2005 of $0.01 and on full year 2005 diluted earnings per share of $0.04. The increase in the 2005 UK pension charge as a result of the change in accounting methodology is mainly attributable to the recognition under the fair value method of net prior period asset losses brought forward at January 1, 2005 that had previously been deferred under the calculated value methodology. The recognition of these losses:

•  reduces the market related value of assets at January 1, 2005 which consequentially reduces the return on assets leading to an increase in the 2005 pension charge; and

•       increases actuarial losses at January 1, 2005 which leads to an increased amortization charge and consequently a further increase in the 2005 pension charge.

If we had used the previous calculated value methodology in 2006, the first quarter UK pension expense would have been $6 million higher and the expected full year charge approximately $22 million higher. The lower charge under the new fair value methodology mainly reflects the recognition of net asset gains at January 1, 2006 that would have been deferred under the calculated value methodology. The recognition of these gains:

•  increased the market related value of assets at January 1, 2006 which consequentially increased the return on assets leading to a decrease in the 2006 pension charge; and

•  reduced actuarial losses at January 1, 2006 which led to a lower amortization charge and consequently a further decrease  in the 2006 pension charge.

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of the Company’s financial condition or operating performance were discussed in our Annual Report on Form 10-K for the year ended December 31, 2005. Except as described below, there were no significant additions or changes to these assumptions in first quarter 2006.

Pensions: expected return on assets

Effective January 1, 2006 we also increased our long-term expected rate of return assumption for our UK pension plan assets from 7.25 percent to 7.75 percent. This change reflects management’s best estimate of the longer term performance of the UK fund taking into account average returns over the last ten years, the current asset mix and market expectations. The increase in the long-term rate of return on assets assumption benefited the first quarter 2006 pension expense by approximately $2 million and is expected to benefit the full year charge by approximately $9 million.

As a consequence of the change in methodology used to determine the market related value of UK pension plan assets, as decribed in “Accounting Changes’’ above, and the change in the long-term rate of return assumption we now expect our full year 2006 pension charge for our UK and US plans to be $42 million compared with $62 million for 2005 as adjusted.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

Net cash provided by operations, which excludes fiduciary cash movements, was a $15 million inflow in first quarter 2006 compared with a $130 million outflow a year ago. The net cash outflow in 2005 was primarily attributable to a reclassification of approximately $134 million own funds to fiduciary funds under new Financial Services Authority (“FSA”) regulations in the United Kingdom which came into force in January 2005 which affected the timing of transferring commissions from fiduciary funds to own funds. The regulations changed the basis for the withdrawal of commissions from fiduciary funds to own funds from an earned to a receipts basis, with a consequential increase in fiduciary funds and decrease in own funds.

Investing activities

Total net cash used in investing activities was $24 million for first quarter 2006 compared with $22 million a year ago.

Cash used for acquisitions in first quarter 2006 amounted to $22 million (net of cash acquired), and was primarily incurred in acquiring Gueits, Adams & Company and International Insurance Brokers, Inc. in the United States, Reinsurance Consultants in South Africa and Nicon in Sweden.

Financing activities

Cash used in financing activities amounted to $27 million in first quarter 2006 compared with a $6 million inflow in 2005, with the reduction primarily attributable to a $21 million reduction in excess tax-benefits arising from share-based payment arrangements, reflecting fewer options being exercised in the period, and a $9 million reduction in net proceeds from shares issued.

Cash dividends paid in first quarter 2006 were $34 million, a quarterly rate of $0.215 per share, compared with $31 million, a quarterly rate of $0.1875 per share, a year ago. In February 2006, the quarterly cash dividend declared was increased by 9 percent to $0.235 per share, an annual rate of $0.94 per share. At this rate, the expected annual cost of dividends payable in 2006 will be approximately $146 million. We have funded dividends from cash generated internally by operations and expect to do so in the future.

Under our existing share buyback program at March 31, 2006, a remaining $140 million of the currently authorized $500 million can be used to buyback shares. No shares were purchased in first quarter 2006 or 2005.

As of March 31, 2006, we had cash and cash equivalents of $158 million, compared with $193 million at December 31, 2005. We expect that internally generated funds will be sufficient to meet our foreseeable trading and cash requirements, capital expenditures and dividend payments. Additionally we have an undrawn $300 million revolving credit facility which gives us further financial flexibility.

Contractual obligations

There have been no material changes in our contractual obligations since December 31, 2005.

Off-balance sheet transactions

Apart from commitments, guarantees and contingencies, as disclosed in Note 8 of Notes to the Condensed Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations or liquidity.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk from that described in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The information set forth in Note 8 of Notes to the Condensed Consolidated Financial Statements, provided in Part I, Item 1 of this report, is incorporated herein by reference.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2006, the Company issued a total of 39,099 shares of common stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of such Act relating to sales by an issuer not involving a public offering, none of which involved the sale of more than 1% of the outstanding common stock of the Company.

The following sales of shares related to part consideration for the acquisition of interest in the following companies:

Date of Sale	Number of Shares	Acquisition
January 30, 2006	37,746	International Insurance Brokers, Inc
March 24, 2006	1,353	Special Risks Advisors, LLC

The Company did not repurchase any of its own common stock during the quarter covered by this report.

On April 27, 2005, the Board of Directors authorized an open-ended plan to purchase, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, shares of the Company’s common stock at an aggregate purchase price of up to $300 million replacing the repurchase plan previously authorized by the Board of Directors. On July 27, 2005, the Board of Directors approved an increase in the authorization to $500 million, under which 10.3 million shares have been repurchased for a total consideration of $360 million.

Item 6—Exhibits

18.1	Preferability letter from Deloitte & Touche LLP regarding change in accounting policies
31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350
32.2	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS GROUP HOLDINGS LIMITED
(Registrant)
By:	/s/ PATRICK REGAN
Patrick Regan
Group Chief Financial Officer

Dated:  London, May 9, 2006