Form 10-Q
period 2006-06-30
WILLIS GROUP HOLDINGS LTD
filed 2006-08-09
CIK 1140536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006
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

As of July 31, 2006 there were outstanding 157,556,695 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

WILLIS GROUP HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
		2005		2005
	2006	As adjusted (Note 2)	2006	As adjusted (Note 2)
	(millions, except per share data)
	(unaudited)
REVENUES
Commissions and fees	$572	$530	$1,224	$1,181
Investment income	21	19	40	37
Total revenues	593	549	1,264	1,218
EXPENSES
Salaries and benefits (including share-based compensation of $5, $5, $8 and $9 (Note 6))	(351)	(316)	(699)	(709)
Other operating expenses	(108)	(98)	(213)	(223)
Regulatory settlements (Note 9)	—	—	—	(51)
Depreciation expense and amortization of intangible assets	(15)	(14)	(29)	(27)
Net gain on disposal of operations (Note 4)	—	78	—	78
Total expenses	(474)	(350)	(941)	(932)
OPERATING INCOME	119	199	323	286
Interest expense, net	(9)	(6)	(18)	(12)
INCOME BEFORE INCOME TAXES, EQUITY IN NET (LOSS) INCOME OF ASSOCIATES AND MINORITY INTEREST	110	193	305	274
INCOME TAXES	(36)	(75)	(98)	(99)
INCOME BEFORE EQUITY IN NET (LOSS) INCOME OF ASSOCIATES AND MINORITY INTEREST	74	118	207	175
EQUITY IN NET (LOSS) INCOME OF ASSOCIATES, NET OF TAX	—	(2)	14	12
MINORITY INTEREST, NET OF TAX	(2)	(2)	(9)	(6)
NET INCOME	$72	$114	$212	$181
EARNINGS PER SHARE (Note 7)
—Basic	$0.46	$0.70	$1.35	$1.11
—Diluted	$0.45	$0.70	$1.33	$1.10
AVERAGE NUMBER OF SHARES OUTSTANDING (Note 7)
—Basic	157	163	157	163
—Diluted	159	164	159	164
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.235	$0.215	$0.470	$0.430

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005 As adjusted (Note 2)
	(millions, except share data) (unaudited)
ASSETS
Cash and cash equivalents	$210	$193
Fiduciary funds—restricted	1,810	1,563
Short-term investments	56	65
Accounts receivable, net of allowance for doubtful accounts of $32 in 2006 and $31 in 2005	10,721	8,026
Fixed assets	226	212
Goodwill and other intangible assets, net of accumulated amortization of $144 in 2006 and $138 in 2005	1,595	1,584
Investments in associates	144	129
Deferred tax assets	185	174
Other assets	327	248
TOTAL ASSETS	$15,274	$12,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$12,052	$9,148
Deferred revenue and accrued expenses	274	367
Income taxes payable	211	153
Long-term debt (Note 8)	600	600
Other liabilities	670	645
Total liabilities	13,807	10,913
COMMITMENTS AND CONTINGENCIES (Note 9)
MINORITY INTEREST	29	25
STOCKHOLDERS’ EQUITY
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 157,453,514 shares in 2006 and 156,958,269 shares in 2005	—	—
Additional paid-in capital	576	557
Retained earnings	1,086	948
Accumulated other comprehensive loss, net of tax (Note 11)	(217)	(239)
Treasury stock, at cost, 224,333 shares in 2006 and 370,873 shares in 2005	(7)	(10)
Total stockholders’ equity	1,438	1,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,274	$12,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
		2005
	2006	As adjusted (Note 2)
	(millions) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$212	$181
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain on disposal of operations, fixed assets and short-term investments	—	(78)
Depreciation expense and amortization of intangible assets	29	27
Provision for doubtful accounts	2	3
Minority interest	5	4
Provision for deferred income taxes	6	12
Excess tax benefits from share-based payment arrangements	(5)	(32)
Share-based compensation	8	9
Regulatory settlements (Note 9)	—	51
Other	(14)	7
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	(195)	(348)
Accounts receivable	(2,401)	(1,599)
Accounts payable	2,594	1,681
Other assets and liabilities	(128)	(27)
Net cash provided by (used in) operating activities	113	(109)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed assets	1	3
Additions to fixed assets	(26)	(15)
Net cash proceeds from disposal of operations, net of cash disposed	2	98
Acquisitions of subsidiaries, net of cash acquired	(31)	(16)
Purchase of short-term investments	—	(30)
Proceeds on sale of short-term investments	9	35
Net cash (used in) provided by investing activities	(45)	75
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	—	(152)
Proceeds from issue of shares	7	27
Excess tax benefits from share-based payment arrangements	5	32
Dividends paid	(71)	(66)
Net cash used in financing activities	(59)	(159)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9	(193)
Effect of exchange rate changes on cash and cash equivalents	8	(2)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	193	351
CASH AND CASH EQUIVALENTS, END OF PERIOD	$210	$156

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

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements (“Interim Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the six month period ended June 30, 2006 may not necessarily be indicative of the operating results for the entire fiscal year.

The December 31, 2005 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Interim Financial Statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2005 included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006.

Accounting Changes—With effect from January 1, 2006, the Company adopted SFAS 123R, Share-based payment, using the modified-retrospective transition method. The Company also changed the methodology used to determine the market-related value of UK pension plan assets.

The Company has two principal defined benefit plans: one in the United Kingdom and the other in the United States. Prior to January 1, 2006 the market-related value of the UK pension plan assets was determined using a calculated value whereas the market-related value of US pension plan assets was determined on a fair value basis. Changing to a fair value basis for UK pension plan assets aligns the accounting for the two plans.

Each of these accounting changes is discussed in more detail below. The subsequent tables set out the line items in the condensed consolidated financial statements and any affected per-share amounts that have been retrospectively adjusted to reflect the changes. The tables also present the current period effect on line items in the condensed consolidated financial statements that the changes in the method used to

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

determine market-related value of UK pension plan assets had, together with any affected per-share amounts.

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

The following tables present the line items on the condensed consolidated statement of operations for the three and six months ended June 30, 2005, that were retrospectively adjusted to reflect the accounting changes:

	Three months ended June 30, 2005
	As originally reported	Effect of pension accounting change	Adoption of SFAS 123R	As adjusted
	(millions, except per share data)
Salaries and benefits	$(309)	$(2)	$(5)	$(316)
Operating income	206	(2)	(5)	199
Income taxes	(77)	—	2	(75)
Net income	119	(2)	(3)	114
Basic earnings per share	$0.73	$(0.01)	$(0.02)	$0.70
Diluted earnings per share	$0.72	$(0.01)	$(0.01)	$0.70

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Six months ended June 30, 2005
	As originally reported	Effect of pension accounting change	Adoption of SFAS 123R	As adjusted
	(millions, except per share data)
Salaries and benefits	$(695)	$(5)	$(9)	$(709)
Operating income	300	(5)	(9)	286
Income taxes	(103)	1	3	(99)
Net income	191	(4)	(6)	181
Basic earnings per share	$1.17	$(0.02)	$(0.04)	$1.11
Diluted earnings per share	$1.14	$(0.02)	$(0.02)	$1.10

The following table presents the line items on the condensed consolidated balance sheet at December 31, 2005 that were retrospectively adjusted to reflect the accounting changes:

	December 31, 2005
	As originally reported	Effect of pension accounting change	Adoption of SFAS 123R	As adjusted
	(millions)
Deferred tax assets	$166	$—	$8	$174
Total assets	12,186	—	8	12,194
Additional paid-in capital.	685	—	(128)	557
Retained earnings.	837	(25)	136	948
Accumulated other comprehensive loss, net of tax	(264)	25	—	(239)
Total stockholders’ equity	1,248	—	8	1,256
Total liabilities and stockholders’ equity.	$12,186	$—	$8	$12,194

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents the line items on the condensed consolidated statement of cash flows for the six months ended June 30, 2005, that were retrospectively adjusted to reflect the accounting changes:

	Six months ended June 30, 2005
	As originally reported	Effect of pension accounting change	Adoption of SFAS 123R	As adjusted
	(millions)
Net income	$191	$(4)	$(6)	$181
Adjustments to reconcile net income to net cash used in operating activities:
Provision for deferred income taxes	16	(1)	(3)	12
Excess tax benefits from share-based compensation arrangements	—	—	(32)	(32)
Share-based compensation.	—	—	9	9
Changes in operating assets and liabilities, net of effects from purchases of subsidiaries:
Other assets and liabilities	(32)	5	—	(27)
Net cash used in operating activities	(77)	—	(32)	(109)
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	—	—	32	32
Net cash used in financing activities	$(191)	$—	$32	$(159)

The following table presents the cumulative effect of the accounting changes as of January 1, 2005:

	January 1, 2005
	As originally reported	Effect of pension accounting change	Adoption of SFAS 123R	As adjusted
	(millions)
Deferred tax assets	$203	$—	$(12)	$191
Total assets	11,653	—	(12)	11,641
Additional paid-in capital	977	—	(160)	817
Retained earnings	675	(18)	148	805
Accumulated other comprehensive loss, net of tax	(212)	18	—	(194)
Total stockholders’ equity	1,424	—	(12)	1,412
Total liabilities and stockholders’ equity	$11,653	$—	$(12)	$11,641

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In addition to retrospectively adjusting prior accounting periods, SFAS 154 also requires disclosure of the current period effect on financial statement line items of a change in accounting principle. The following tables present the line items on the condensed consolidated statement of operations for the three and six months ended June 30, 2006 that were affected by the change in the method for determining the market related value of plan assets:

	Three months ended June 30, 2006
	As computed based on calculated value	Effect of change	As reported based on fair value
	(millions, except per share data)
Salaries and benefits	$(357)	$6	$(351)
Operating income	113	6	119
Income taxes	(34)	(2)	(36)
Net income	68	4	72
Basic earnings per share	$0.43	$0.03	$0.46
Diluted earnings per share	$0.43	$0.02	$0.45

	Six months ended June 30, 2006
	As computed based on calculated value	Effect of change	As reported based on fair value
	(millions, except per share data)
Salaries and benefits	$(711)	$12	$(699)
Operating income	311	12	323
Income taxes	(94)	(4)	(98)
Net income	204	8	212
Basic earnings per share	$1.30	$0.05	$1.35
Diluted earnings per share	$1.28	$0.05	$1.33

The following table presents the line items on the condensed consolidated balance sheet at June 30, 2006 that were affected by the change in the method for determining the market related value of plan assets:

	June 30, 2006
	As computed based on calculated value	Effect of change	As reported based on fair value
	(millions)
Deferred tax assets	$189	$(4)	$185
Other assets	315	12	327
Total assets	15,266	8	15,274
Retained earnings	1,103	(17)	1,086
Accumulated other comprehensive loss, net of tax	(242)	25	(217)
Total stockholders’ equity	1,430	8	1,438
Total liabilities and stockholders’ equity	$15,266	$8	$15,274

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents the line items on the condensed consolidated statement of cash flows for the six months ended June 30, 2006 that were affected by the change in the method for determining the market related value of plan assets:

	Six months ended June 30, 2006
	As computed based on calculated value	Effect of change	As reported based on fair value
	(millions)
Net income	$204	$8	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	2	4	6
Changes in operating assets and liabilities, net of effects from purchases of subsidiaries:
Other assets and liabilities	(116)	(12)	(128)
Net cash provided by operating activities	$113	$—	$113

Recent Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. The evaluation of a tax position under FIN 48 is a two-step process. The first step is recognition: Tax positions taken or expected to be taken in a tax return should be recognized only if those positions are more likely than not of being sustained upon examination, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, it should be presumed that the position will be examined by the relevant taxing authority that would have full knowledge of all relevant information. The second step is measurement: Tax positions that meet the recognition criteria are measured at the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement.

FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is effective for the Company in the first quarter of the year beginning January 1, 2007. The Company is currently assessing FIN 48 and has not yet determined the impact, if any, that the adoption of this interpretation will have on its financial position or results of operations.

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

The changes in fair value of derivative financial instruments have been recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(millions)
Other operating expenses
Foreign currency contracts	$1	$—	$2	$—
Other comprehensive income
Interest rate contracts (net of tax of $2, $(1), $4 and $1)	(3)	2	(8)	(3)
Foreign currency contracts (net of tax of $(3), $2, $(3) and $1)	5	(4)	5	(1)

4.   NET GAIN ON DISPOSAL OF OPERATIONS

Net gain on disposal of operations in 2005 included a $79 million gain which arose on the sale of the Company’s US wholesale unit Stewart Smith on April 14, 2005. The carrying amounts of the Stewart Smith assets and liabilities disposed of were as follows:

(millions)
Current assets	$93
Fixed assets	1
Current liabilities	(91)

5.   PENSION PLANS

The components of the net periodic benefit cost of the UK and US defined benefit plans are as follows:

	Three months ended June 30,		Six months ended June 30,
UK pension benefits	2006	2005 As adjusted (Note 2)	2006	2005 As adjusted (Note 2)
	(millions)
Components of net periodic benefit cost:
Service cost	$13	$12	$25	$24
Interest cost	24	23	47	46
Expected return on plan assets	(36)	(27)	(69)	(54)
Amortization of unrecognized prior service gain	(1)	(1)	(2)	(2)
Amortization of unrecognized actuarial loss	4	4	7	8
Net periodic benefit cost	$4	$11	$8	$22

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

5.   PENSION PLANS (Continued)

	Three months ended June 30,		Six months ended June 30,
US pension benefits	2006	2005	2006	2005
	(millions)
Components of net periodic benefit cost:
Service cost	$4	$6	$10	$12
Interest cost	8	8	16	16
Expected return on plan assets	(11)	(9)	(20)	(18)
Amortization of unrecognized prior service gain	(1)	—	—	—
Net periodic benefit cost	$—	$5	$6	$10

As of June 30, 2006, $67 million and $9 million of contributions have been made to the UK and US defined benefit pension plans (2005: $37 million and $16 million), respectively.

6.   SHARE-BASED COMPENSATION

On June 30, 2006, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the three and six month periods ended June 30, 2006 was $5 million and $8 million (2005: $5 million and $9 million), respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements for the three and six months ended June 30, 2006 was $2 million and $3 million (2005: $2 million and $3 million), respectively.

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

Amended and Restated 1998 Share Purchase and Option Plan—This plan, which was established on December 18, 1998, provides for the granting of time-based and performance-based options to employees of the Company. There are 30,000,000 shares available for grant under this plan provided, however, that in no event the total number of shares subject to options and other equity for current and future participants exceed 25 percent of the equity of Willis Group Holdings on a fully diluted basis. All options granted under this plan are exercisable at £2 per share ($3.70 using the period-end exchange rate of £1 = $1.85) except for 111,111 time-based options which are exercisable at $13.50. No further grants are to be made under this plan.

Time-based options are earned upon the fulfilment of vesting requirements. Options are generally exercisable in equal instalments of 20 percent per year over a five-year period commencing on or after December 18, 2000.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

6.   SHARE-BASED COMPENSATION (Continued)

Performance-based options became exercisable, subject to the fulfilment of vesting requirements with effect from January 1, 2003, upon the achievement of cash flow and EBITDA (as defined in the plan agreements) targets of Willis Group Limited. Options are generally exercisable in equal instalments of 25 percent per year over a four-year period commencing on or after December 18, 2001.

Willis Award Plan—This plan, which was established on July 13, 2000, provides for the granting of time-based options to selected employees who have been identified as superior performers. There are 5,000,000 shares available for grant under this plan provided, however, that in no event the total number of shares subject to options and other equity for current and future participants exceed 25 percent of the equity of Willis Group Holdings on a fully diluted basis. All options granted under this plan are exercisable at £2 per share ($3.70 using the period-end exchange rate of £1 = $1.85). The options vest immediately on the grant date and are exercisable any time up to July 13, 2010.

2001 Share Purchase and Option Plan—This plan, which was established on May 3, 2001, provides for the granting of time-based options and various other share-based grants at fair market value to employees of the Company. There are 25,000,000 shares available for grant under this plan. Options are exercisable on a variety of dates between the first and eighth anniversary of grant, although for certain options the exercisable date may accelerate depending on the achievement of certain performance goals. Restricted stock units vest on a variety of dates between the first and fifth anniversary of grant. Unless terminated sooner by the Board of Directors, the 2001 Plan will expire 10 years after its adoption. That termination will not affect the validity of any grant outstanding at that date.

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Expected volatility	30%	27%	30%	27%
Expected dividends	2.5%	2.0%	2.5%	2.0%
Expected life (years)	6	4	6	4
Risk-free interest rate	5.37%	4.10%	5.36%	4.12%

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

6.   SHARE-BASED COMPENSATION (Continued)

A summary of option activity under the Plans at June 30, 2006, and changes during the six months then ended is presented below:

(Options in thousands)	Shares	Weighted Average Exercise Price(1)	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
				($ millions)
Time-based stock options
Balance, beginning of period	11,798	$31.11
Granted	5,224	$33.11
Exercised	(229)	$6.33
Forfeited	(399)	$33.50
Expired	(169)	$32.89
Balance, end of period	16,225	$32.03	7 years	39
Options vested or expected to vest at June 30, 2006	15,743	$32.00	7 years	39
Options exercisable at June 30, 2006	3,883	$28.93	6 years	24
Performance-based stock options
Balance, beginning of period	988	$3.70
Exercised	(180)	$3.70
Forfeited	(4)	$3.70
Balance, end of period	804	$3.70	3 years	23
Options vested or expected to vest at June 30, 2006	804	$3.70	3 years	23
Options exercisable at June 30, 2006	731	$3.70	3 years	21

(1)             Certain options are exercisable at £2 per share. The period-end exchange rate of £1 = $1.85 has been used as of June 30, 2006.

The weighted average grant-date fair value of time-based options granted during the three and six months ended June 30, 2006 was $9.62 and $9.70 (2005: $8.05 and $8.19), respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $5 million and $10 million (2005: $10 million and $50 million), respectively. At June 30, 2006 there was $63 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under time-based stock option plans; that cost is expected to be recognized over a weighted average period of two years.

No performance-based options were granted during the three and six months ended June 30, 2006 (2005: nil). The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $3 million and $6 million (2005: $7 million and $43 million), respectively. At June 30, 2006 there was no unrecognized compensation cost related to nonvested share-based compensation arrangements under performance-based stock option plans.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

6.   SHARE-BASED COMPENSATION (Continued)

A summary of restricted stock unit activity under the Plans at June 30, 2006, and changes during the six months then ended is presented below:

(Units awarded in thousands)	Shares	Weighted average grant date fair value
Nonvested shares (restricted stock units)
Balance, beginning of period	194	$31.71
Granted	628	$33.03
Vested	(40)	$27.03
Forfeited	(16)	$28.12
Balance, end of period	766	$33.11

The total fair value of restricted stock units vested during the three and six months ended June 30, 2006 was 2,400 shares at an average share price of $35.01 and 40,104 shares at an average share price of $34.84 (2005: $nil), respectively. At June 30, 2006 there was $18 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the plan that cost is expected to be recognized over a weighted average period of three years.

Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2006 was $4 million (2005: $17 million). The actual tax benefit realized for the three and six months ended June 30, 2006 for the tax deductions from option exercise of the share-based payment arrangements totalled $2 million and $5 million (2005: $6 million and $30 million), respectively.

7.   EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net income by the average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company. At June 30, 2006, time-based and performance-based options to purchase 16.2 million and 0.8 million (2005: 12.7 million and 1.6 million) shares, respectively, and 0.8 million (2005: 0.3 million) restricted shares, were outstanding.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

7.   EARNINGS PER SHARE (Continued)

Basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005 As adjusted (Note 2)	2006	2005 As adjusted (Note 2)
	(millions, except per share data)
Net income	$72	$114	$212	$181
Basic average number of shares outstanding	157	163	157	163
Dilutive effect of potentially issuable shares	2	1	2	1
Diluted average number of shares outstanding	159	164	159	164
Basic earnings per share	$0.46	$0.70	$1.35	$1.11
Dilutive effect of potentially issuable shares	(0.01)	—	(0.02)	(0.01)
Diluted earnings per share	$0.45	$0.70	$1.33	$1.10

Options to purchase 12.7 million shares were not included in the computation of the dilutive effect of stock options for the three and six month periods ended June 30, 2006 because the effect was antidilutive (2005: 6.4 million shares).

8.   LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2006	December 31, 2005
	(millions)
5.125% Senior notes due 2010	$250	$250
5.625% Senior notes due 2015	350	350
	$600	$600

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

9.   COMMITMENTS AND CONTINGENCIES

Claims, Lawsuits and Other Proceedings—The Company is subject to various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Similar to other

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

9.   COMMITMENTS AND CONTINGENCIES (Continued)

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
(Unaudited) (Continued)

9.   COMMITMENTS AND CONTINGENCIES (Continued)

The compensation arrangements, which were initially the subject of the investigation by the New York Attorney General, were a longstanding and common practice within the insurance industry and had been disclosed by the Company for many years. On October 21, 2004, the Company announced that it was voluntarily abolishing these compensation arrangements.

Our operations in nine countries have received questionnaires from either the European Commission pursuant to its Sector Enquiry or, in respect of Norway, the European Free Trade Association Surveillance Authority, related to insurance business practices, including compensation arrangements for brokers. At least 150 other European brokers have received similar questionnaires. We responded to the European Commission questionnaires within the timeframe set and will file the European Free Trade Association Surveillance Authority questionnaire in accordance with its deadline. We continue to co-operate with both the European Commission and the European Free Trade Association Surveillance Authority.

In August 2004, a proceeding was commenced in the Superior Court of the State of California, County of San Diego against the Company by United Policyholders, an organization purporting to act in a representative capacity on behalf of the California general public. The complaint alleges that the compensation arrangements between the Company and insurance carriers constitute deceptive trade practices, and it seeks both injunctive and equitable relief, including restitution. This action was dismissed in December 2004, but United Policyholders has filed an appeal. The dismissal of the complaint was based on the retroactive application of newly passed legislation. In July 2006 the Supreme Court of California ruled that the newly passed legislation applies to cases, like the United Policyholders case, that were pending before the new legislation was enacted. Based on this ruling, United Policyholders has agreed to dismiss its case.

Since August 2004, various plaintiffs have filed purported class actions in the United States District Court for the Southern District of New York, the Northern District of Illinois, the Northern District of California, the New Jersey District Court, and the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, under a variety of legal theories, including state tort, contract, fiduciary duty and statutory theories, and federal antitrust and RICO theories, and the Company anticipates that further similar suits could be filed. Other than a federal suit in Illinois that was voluntarily dismissed by the plaintiff in May 2005, all of the federal actions have been consolidated into two actions in federal court in New Jersey. One of the consolidated actions addresses employee benefits, while the other consolidated action addresses all other lines of insurance. In addition to the two federal actions, we have also been named as a defendant in purported class actions in the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division  and Commonwealth of Massachusetts Superior Court Department of the Trial Court. In June 2006 the plaintiff in the Massachusetts state action voluntarily dismissed its complaint with prejudice. Both the consolidated federal actions and the state actions name various insurance carriers and insurance brokerage firms, including the Company, as defendants. The complaints seek monetary damages and equitable relief and make allegations regarding the practices and conduct that has been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers have breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and entered into other improper activities. The complaints also allege the existence of a conspiracy among the insurance carriers and brokers and the federal court complaints allege violations of the federal RICO

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

9.   COMMITMENTS AND CONTINGENCIES (Continued)

statute. The Company disputes these allegations and intends to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

10.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Six months ended June 30,
	2006	2005
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$34	$17
Cash payments for interest	18	11
Supplemental disclosures of non-cash flow investing and financing activities:
Issue of stock on acquisition of subsidiaries	$1	$3
Deferred payments on acquisitions of subsidiaries	1	1
Acquisitions:
Fair value of assets acquired	$61	$6
Less: liabilities assumed	(58)	(8)
cash acquired	(2)	—
Net assets (liabilities) assumed, net of cash acquired	$1	$(2)

11.   ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX

The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005 As adjusted (Note 2)	2006	2005 As adjusted (Note 2)
	(million)
Net income	$72	$114	$212	$181
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	20	(20)	26	(27)
Unrealized holding (loss) gain	(1)	1	(1)	—
Net gain (loss) on derivative instruments (net of tax of ($1), $1, $1 and $2)	2	(2)	(3)	(4)
Other comprehensive income (loss) (net of tax of $(1), $1, $1 and $2)	21	(21)	22	(31)
Comprehensive income	$93	$93	$234	$150

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

11.   ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX (Continued)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30, 2006	December 31, 2005 As adjusted (Note 2)
	(millions)
Net foreign currency translation adjustment	$(19)	$(45)
Net minimum pension liability adjustment	(193)	(193)
Net unrealized holding loss	(1)	—
Net unrealized loss on derivative instruments	(4)	(1)
Accumulated other comprehensive loss, net of tax	$(217)	$(239)

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
     SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$572	$—	$572
Investment income	—	—	4	28	(11)	21
Total revenues	—	—	4	600	(11)	593
EXPENSES
Salaries and benefits (including share-based compensation of $5 in other)	—	—	—	(358)	7	(351)
Other operating expenses	(1)	18	(1)	(148)	24	(108)
Depreciation expense and amortization of intangible assets	—	—	(1)	(11)	(3)	(15)
Total expenses	(1)	18	(2)	(517)	28	(474)
OPERATING (LOSS) INCOME	(1)	18	2	83	17	119
Investment income from Group undertakings	—	53	—	42	(95)	—
Interest expense, net	—	(49)	(15)	(24)	79	(9)
(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	22	(13)	101	1	110
INCOME TAXES	—	(11)	6	(26)	(5)	(36)
(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	11	(7)	75	(4)	74
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	—	—	—	—	—	—
MINORITY INTEREST, NET OF TAX	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	73	52	(1)	—	(124)	—
NET INCOME (LOSS)	$72	$63	$(8)	$75	$(130)	$72

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
     SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2005 as adjusted (Note 2)
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$530	$—	$530
Investment income	—	—	3	28	(12)	19
Total revenues	—	—	3	558	(12)	549
EXPENSES
Salaries and benefits (including share-based compensation of $5 in other)	—	—	—	(358)	42	(316)
Other operating expenses	(1)	(11)	2	(68)	(20)	(98)
Depreciation expense and amortization of intangible assets	—	—	(1)	(10)	(3)	(14)
Net gain on disposal of operations	—	—	—	114	(36)	78
Total expenses	(1)	(11)	1	(322)	(17)	(350)
OPERATING (LOSS) INCOME	(1)	(11)	4	236	(29)	199
Investment income from Group undertakings	—	53	33	36	(122)	—
Interest expense, net	—	(47)	(12)	(26)	79	(6)
(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET LOSS OF ASSOCIATES AND MINORITY INTEREST	(1)	(5)	25	246	(72)	193
INCOME TAXES	—	5	1	(28)	(53)	(75)
(LOSS) INCOME BEFORE EQUITY IN NET LOSS OF ASSOCIATES AND MINORITY INTEREST	(1)	—	26	218	(125)	118
EQUITY IN NET LOSS OF ASSOCIATES, NET OF TAX	—	—	—	(2)	—	(2)
MINORITY INTEREST, NET OF TAX	—	—	—	1	(3)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	115	89	(23)	—	(181)	—
NET INCOME	$114	$89	$3	$217	$(309)	$114

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
     SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,224	$—	$1,224
Investment income	—	—	7	52	(19)	40
Total revenues	—	—	7	1,276	(19)	1,264
EXPENSES
Salaries and benefits (including share-based compensation of $8 in other)	—	—	—	(706)	7	(699)
Other operating expenses	(1)	20	—	(269)	37	(213)
Depreciation expense and amortization of intangible assets	—	—	(2)	(21)	(6)	(29)
Total expenses	(1)	20	(2)	(996)	38	(941)
OPERATING (LOSS) INCOME	(1)	20	5	280	19	323
Investment income from Group undertakings	—	109	45	66	(220)	—
Interest expense, net	—	(97)	(30)	(49)	158	(18)
(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	32	20	297	(43)	305
INCOME TAXES	—	(16)	10	(84)	(8)	(98)
(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	16	30	213	(51)	207
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	—	—	—	14	—	14
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(7)	(9)
EQUITY ACCOUNT FOR SUBSIDIARIES	213	184	(37)	—	(360)	—
NET INCOME (LOSS)	$212	$200	$(7)	$225	$(418)	$212

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
     SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2005 as adjusted (Note 2)
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,181	$—	$1,181
Investment income	—	—	5	53	(21)	37
Total revenues	—	—	5	1,234	(21)	1,218
EXPENSES
Salaries and benefits (including share-based compensation of $9 in other)	—	—	—	(751)	42	(709)
Other operating expenses	(1)	(15)	(2)	(185)	(20)	(223)
Regulatory settlements	—	—	(51)	—	—	(51)
Depreciation expense and amortization of intangible assets	—	—	(2)	(20)	(5)	(27)
Net gain on disposal of operations	—	—	—	121	(43)	78
Total expenses	(1)	(15)	(55)	(835)	(26)	(932)
OPERATING (LOSS) INCOME	(1)	(15)	(50)	399	(47)	286
Investment income from Group undertakings	—	107	82	52	(241)	—
Interest expense, net	—	(92)	(23)	(51)	154	(12)
(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	9	400	(134)	274
INCOME TAXES	—	4	27	(83)	(47)	(99)
(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	4	36	317	(181)	175
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	—	—	—	12	—	12
MINORITY INTEREST, NET OF TAX	—	—	—	(1)	(5)	(6)
EQUITY ACCOUNT FOR SUBSIDIARIES	182	144	(82)	—	(244)	—
NET INCOME (LOSS)	$181	$148	$(46)	$328	$(430)	$181

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
     SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at June 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$51	$158	$—	$210
Fiduciary funds—restricted	—	—	107	1,703	—	1,810
Accounts receivable	143	2,270	1,287	11,871	(4,850)	10,721
Goodwill and other intangible assets	—	—	2	231	1,362	1,595
Deferred tax assets	—	—	5	222	(42)	185
Other assets	—	95	18	712	(72)	753
Equity accounted subsidiaries	1,363	2,105	715	2,271	(6,454)	—
TOTAL ASSETS	$1,507	$4,470	$2,185	$17,168	$(10,056)	$15,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$31	$2,979	$1,603	$12,282	$(4,843)	$12,052
Deferred revenue and accrued expenses	—	—	2	288	(16)	274
Income taxes payable	—	136	—	141	(66)	211
Long-term debt	—	—	600	—	—	600
Other liabilities	38	—	58	533	41	670
Total liabilities	69	3,115	2,263	13,244	(4,884)	13,807
MINORITY INTEREST	—	—	—	3	26	29
STOCKHOLDERS’ EQUITY	1,438	1,355	(78)	3,921	(5,198)	1,438
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,507	$4,470	$2,185	$17,168	$(10,056)	$15,274

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
     SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1)	$32	$(73)	$155	$—	$113
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(31)	—	(31)
Net cash proceeds from sale of operations, net of cash disposed	—	—	—	2	—	2
Other	—	—	(5)	(11)	—	(16)
Net cash used in investing activities	—	—	(5)	(40)	—	(45)
CASH FLOWS FROM FINANCING ACTIVITIES
Amounts owed by and to Group undertakings	70	(74)	65	(61)	—	—
Proceeds from issue of shares	2	—	—	5	—	7
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(71)	—	45	(45)	—	(71)
Net cash provided by (used in) financing activities	1	(74)	110	(96)	—	(59)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(42)	32	19	—	9
Effect of exchange rate changes on cash and cash equivalents	—	—	—	8	—	8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	42	19	131	—	193
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$51	$158	$—	$210

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
     SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2005 as adjusted (Note 2)
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH USED IN OPERATING ACTIVITIES	$(2)	$(4)	$(30)	$(73)	$—	$(109)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of subsidiaries, net of cash acquired	(1)	—	—	(15)	—	(16)
Net cash proceeds from sale of operations, net of cash disposed	—	—	—	98	—	98
Other	—	—	—	(7)	—	(7)
Net cash (used in) provided by investing activities	(1)	—	—	76	—	75
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	(152)	—	—	—	—	(152)
Amounts owed by and to Group undertakings	132	(62)	(50)	(20)	—	—
Proceeds from issue of shares	22	8	—	(3)	—	27
Excess tax benefits from share-based payment arrangements	—	—	—	32	—	32
Dividends paid	(66)	—	80	(80)	—	(66)
Net cash (used in) provided by financing activities	(64)	(54)	30	(71)	—	(159)
DECREASE IN CASH AND CASH EQUIVALENTS	(67)	(58)	—	(68)	—	(193)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2)	—	(2)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79	58	14	200	—	351
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12	$—	$14	$130	$—	$156

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
     SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

The Company filed a shelf registration on Form S-3 on June 21, 2006 under which Willis Group Holdings may offer debt securities, preferred stock, common stock and other securities. In addition, Trinity Acquisition Limited may offer debt securities (“the Subsidiary Debt Securities”). The Subsidiary Debt Securities, if issued, will be guaranteed by certain of the Company’s subsidiaries.

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

The entities included in the Other Guarantors column are TA I Limited, TA II Limited and TA III Limited.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
     SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$572	$—	$572
Investment income	—	—	—	32	(11)	21
Total revenues	—	—	—	604	(11)	593
EXPENSES
Salaries and benefits (including share-based compensation of $5 in other)	—	—	—	(358)	7	(351)
Other operating expenses	(1)	—	(2)	(129)	24	(108)
Depreciation expense and amortization of intangible assets	—	—	—	(12)	(3)	(15)
Total expenses	(1)	—	(2)	(499)	28	(474)
OPERATING (LOSS) INCOME	(1)	—	(2)	105	17	119
Investment income from Group undertakings	—	—	39	56	(95)	—
Interest expense, net	—	—	(8)	(80)	79	(9)
(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	29	81	1	110
INCOME TAXES	—	—	(14)	(17)	(5)	(36)
(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	15	64	(4)	74
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	—	—	—	—	—	—
MINORITY INTEREST, NET OF TAX	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	73	63	52	—	(188)	—
NET INCOME	$72	$63	$67	$64	$(194)	$72

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
     SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statements of Operations

	Three months ended June 30, 2005 as adjusted (Note 2)
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$530	$—	$530
Investment income	—	—	—	31	(12)	19
Total revenues	—	—	—	561	(12)	549
EXPENSES
Salaries and benefits (including share-based compensation of $5 in other)	—	—	—	(358)	42	(316)
Other operating expenses	(1)	—	—	(77)	(20)	(98)
Depreciation expense and amortization of intangible assets	—	—	—	(11)	(3)	(14)
Net gain on disposal of operations	—	—	—	114	(36)	78
Total expenses	(1)	—	—	(332)	(17)	(350)
OPERATING (LOSS) INCOME	(1)	—	—	229	(29)	199
Investment income from Group undertakings	—	—	40	82	(122)	—
Interest expense, net	—	—	(6)	(79)	79	(6)
(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET LOSS OF ASSOCIATES AND MINORITY INTEREST	(1)	—	34	232	(72)	193
INCOME TAXES	—	—	(6)	(16)	(53)	(75)
(LOSS) INCOME BEFORE EQUITY IN NET LOSS OF ASSOCIATES AND MINORITY INTEREST	(1)	—	28	216	(125)	118
EQUITY IN NET LOSS OF ASSOCIATES, NET OF TAX	—	—	—	(2)	—	(2)
MINORITY INTEREST, NET OF TAX	—	—	—	1	(3)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	115	89	62	—	(266)	—
NET INCOME	$114	$89	$90	$215	$(394)	$114

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
     SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,224	$—	$1,224
Investment income	—	—	—	59	(19)	40
Total revenues	—	—	—	1,283	(19)	1,264
EXPENSES
Salaries and benefits (including share-based compensation of $8 in other)	—	—	—	(706)	7	(699)
Other operating expenses	(1)	—	(3)	(246)	37	(213)
Depreciation expense and amortization of intangible assets	—	—	—	(23)	(6)	(29)
Total expenses	(1)	—	(3)	(975)	38	(941)
OPERATING (LOSS) INCOME	(1)	—	(3)	308	19	323
Investment income from Group undertakings	—	—	79	141	(220)	—
Interest expense, net	—	—	(17)	(159)	158	(18)
(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	59	290	(43)	305
INCOME TAXES	—	—	(24)	(66)	(8)	(98)
(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	35	224	(51)	207
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	—	—	—	14	—	14
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(7)	(9)
EQUITY ACCOUNT FOR SUBSIDIARIES	213	200	174	—	(587)	—
NET INCOME	$212	$200	$209	$236	$(645)	$212

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
     SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statements of Operations

	Six months ended June 30, 2005 as adjusted (Note 2)
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,181	$—	$1,181
Investment income	—	—	—	58	(21)	37
Total revenues	—	—	—	1,239	(21)	1,218
EXPENSES
Salaries and benefits (including share-based compensation of $9 in other)	—	—	—	(751)	42	(709)
Other operating expenses	(1)	—		(202)	(20)	(223)
Regulatory settlements	—	—	—	(51)	—	(51)
Depreciation expense and amortization of intangible assets	—	—	—	(22)	(5)	(27)
Net gain on disposal of operations	—	—	—	121	(43)	78
Total expenses	(1)	—	—	(905)	(26)	(932)
OPERATING (LOSS) INCOME	(1)	—	—	334	(47)	286
Investment income from Group undertakings	—	—	79	162	(241)	—
Interest expense, net	—	—	(12)	(154)	154	(12)
(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	67	342	(134)	274
INCOME TAXES	—	—	(14)	(38)	(47)	(99)
(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	53	304	(181)	175
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	—	—	—	12	—	12
MINORITY INTEREST, NET OF TAX	—	—	—	(1)	(5)	(6)
EQUITY ACCOUNT FOR SUBSIDIARIES	182	148	114	—	(444)	—
NET INCOME	$181	$148	$167	$315	$(630)	$181

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
     SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at June 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$—	$209	$—	$210
Fiduciary funds—restricted	—	—	—	1,810	—	1,810
Accounts receivable	143	3	1,495	13,930	(4,850)	10,721
Goodwill and other intangible assets	—	—	—	233	1,362	1,595
Deferred tax assets	—	—	—	227	(42)	185
Other assets	—	—	—	825	(72)	753
Equity accounted subsidiaries	1,363	1,353	650	4,910	(8,276)	—
TOTAL ASSETS	$1,507	$1,356	$2,145	$22,144	$(11,878)	$15,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$31	$1	$654	$16,209	$(4,843)	$12,052
Deferred revenue and accrued expenses	—	—	—	290	(16)	274
Income taxes payable	—	—	103	174	(66)	211
Long-term debt	—	—	—	600	—	600
Other liabilities	38	—	—	591	41	670
Total liabilities	69	1	757	17,864	(4,884)	13,807
MINORITY INTEREST	—	—	—	3	26	29
STOCKHOLDERS’ EQUITY	1,438	1,355	1,388	4,277	(7,020)	1,438
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,507	$1,356	$2,145	$22,144	$(11,878)	$15,274

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
     SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2005 as adjusted (Note 2)
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$3	$189	$—	$193
Fiduciary funds—restricted	—	—	—	1,563	—	1,563
Accounts receivable	234	635	1,626	11,296	(5,765)	8,026
Goodwill and other intangible assets	—	—	—	213	1,371	1,584
Deferred tax assets	—	—	—	232	(58)	174
Other assets	1	—	—	697	(44)	654
Equity accounted subsidiaries	1,118	1,116	445	4,773	(7,452)	—
TOTAL ASSETS	$1,354	$1,751	$2,074	$18,963	$(11,948)	$12,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$62	$631	$848	$13,369	$(5,762)	$9,148
Deferred revenue and accrued expenses	1	—	—	381	(15)	367
Income taxes payable	—	—	79	150	(76)	153
Long-term debt	—	—	—	600	—	600
Other liabilities	35	—	—	568	42	645
Total liabilities	98	631	927	15,068	(5,811)	10,913
MINORITY INTEREST	—	—	—	2	23	25
STOCKHOLDERS’ EQUITY	1,256	1,120	1,147	3,893	(6,160)	1,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,354	$1,751	$2,074	$18,963	$(11,948)	$12,194

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
     SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1)	$—	$58	$56	$—	$113
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(31)	—	(31)
Net cash proceeds from sale of operations, net of cash disposed	—	—	—	2	—	2
Other	—	—	—	(16)	—	(16)
Net cash used in investing activities	—	—	—	(45)	—	(45)
CASH FLOWS FROM FINANCING ACTIVITIES
Amounts owed by and to Group undertakings	70	—	(61)	(9)	—	—
Proceeds from issue of shares	2	—	—	5	—	7
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(71)	—	—	—	—	(71)
Net cash provided by (used in) financing activities	1	—	(61)	1	—	(59)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	—	(3)	12	—	9
Effect of exchange rate changes on cash and cash equivalents	—	—	—	8	—	8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	3	189	—	193
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$—	$209	$—	$210

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (Continued)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
     SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2005 as adjusted (Note 2)
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$—	$68	$(175)	$—	$(109)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of subsidiaries, net of cash acquired	(1)	—	—	(15)	—	(16)
Net cash proceeds from sale of operations, net of cash disposed	—	—	—	98	—	98
Other	—	—	—	(7)	—	(7)
Net cash (used in) provided by investing activities	(1)	—	—	76	—	75
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of shares	(152)	—	—	—	—	(152)
Amounts owed by and to Group undertakings	132	—	(68)	(64)	—	—
Proceeds from issue of shares	22	—	—	5	—	27
Excess tax benefits from share-based payment arrangements	—	—	—	32	—	32
Dividends paid	(66)	—	—	—	—	(66)
Net cash used in financing activities	(64)	—	(68)	(27)	—	(159)
DECREASE IN CASH AND CASH EQUIVALENTS	(67)	—	—	(126)	—	(193)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2)	—	(2)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79	—	—	272	—	351
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12	$—	$—	$144	$—	$156

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Accounting changes

Effective January 1, 2006, we adopted SFAS 123R using the modified-retrospective application method. We also changed the methodology used to calculate the market-related value of our UK pension plan assets. Prior period data has therefore been adjusted to reflect the retrospective application of SFAS 123R and the change in market-related methodology. These accounting changes are discussed in more detail in ‘Accounting Changes’, below.

SHAPING OUR FUTURE

At our “Shaping our Future’’ Investor day in June 2006, we set out our strategy for the next five years. We aim to deliver strong revenue and profit growth by:

•       Driving revenue growth by

š      defining our core businesses and how we will deliver value to our clients;

š      enhancing our sales process; and

š      fully implementing our Client Advocacy program.

•       Creating the optimal platform by

š      enhancing our service model, processes and technology; and

š      determining the right locations for our administration centers and resourcing them so that they can deliver the right level of service value efficiently and cost effectively.

•       Truly becoming the employer of choice by creating

š      a clear path of career development for our people; and

š      a reward and recognition framework that recognizes team work.

•       Attaining our financial goals by

š      further controlling our expenses by re-examining everything we do on a day-to-day basis and whether we can do it more efficiently;

š      focusing on client profitability; and

š      enhancing our capital structure.

Through this strategy, we expect to deliver significant financial growth over the next five years; in particular we have set ourselves the following targets by the end of 2010:

•       salaries and benefits as a percentage of revenues to be less than 54 percent;

•       adjusted operating margin (operating margin excluding net gains and losses on disposals and other non-recurring items) to be 28 percent or better; and

•       to have industry leading organic revenue growth.

In addition, our acquisition goal is to acquire some $50 to $100 million of revenue per year over the next five years.

SUMMARY

Market overview

The insurance market remains highly competitive and outside of catastrophe-exposed markets rates have remained soft or stable. In the reinsurance market, Marine, Energy and catastrophe-exposed American and Caribbean Property terms and conditions have significantly tightened. Capacity in these markets remains inadequate which, together with the shortage of retrocessional reinsurance, has led to significant rate increases. However, in many other sectors of the reinsurance market, pricing and terms continue to soften.

Results for second quarter 2006

Net income for second quarter 2006 was $72 million, or $0.45 per diluted share, compared with $114 million, or $0.70 per diluted share, in 2005. Total revenues at $593 million for second quarter 2006 were $44 million, or 8 percent, higher than in 2005 reflecting strong organic growth in commissions and fees across all business units.

Operating margin for second quarter 2006 was 20 percent compared with 36 percent in second quarter 2005. This decrease reflected a $79 million profit on the sale of Stewart Smith in April 2005 (equivalent to 14 percent of 2005 revenues), together with the adverse impact of the change in quarterly phasing of incentive compensation as discussed in ‘General and Administrative expenses’ below and the $9 million reduction in market remuneration (equivalent to 4 percent of revenues). The underlying increase in margin was mainly attributable to the benefit of lower pension charges and an increased revenue contribution from recent hires.

Results for the six months ended June 30, 2006

Net income for the six months ended June 30, 2006 was $212 million, or $1.33 per diluted share, compared with $181 million, or $1.10 per diluted share, in 2005. Total revenues at $1,264 million were $46 million, or 4 percent, higher than in 2005 as organic revenue growth of 8 percent, mainly reflecting net new business growth, more than offset adverse impacts from foreign currency translation and net acquisitions and disposals.

Operating margin for the six months ended June 30, 2006 was 26 percent compared with 23 percent in 2005. In 2005, first quarter charges for regulatory settlements and related costs, the first quarter 2005 headcount reduction program and a $20 million additional charge for legal provisions following the March 31, 2005 review of legal proceedings were largely offset by the second quarter 2005 gain on the sale of Stewart Smith. The underlying increase in margin was mainly attributable to reduced pension charges and increased productivity from recent hires, partly offset by the impact of lower market remuneration and the change in quarterly phasing of incentive compensation.

Future outlook

We anticipate that there will be continued organic growth in commissions and fees during the remainder of 2006. We also anticipate that full year 2006 operating margin will be impacted by additional third quarter expenses related to our strategic initiatives and a substantial gain on the expected sale of Ten Trinity Square, our London headquarters. On completion the Company expects to lease back the building until it moves into its new head office building in Lime Street in late 2007 or early 2008. Excluding these items, we expect to see modest operating margin expansion in full year 2006 margin compared with 2005. We expect further margin benefits from our strategic initiatives in 2007 and beyond.

Cash and financing

Cash at June 30, 2006 was $210 million, $17 million higher than at December 31, 2005, with net cash from operating activities of $113 million being used to fund dividend payments of $71 million and acquisitions, $31 million. At June 30, 2006, total long-term debt was $600 million and stockholders’ equity was approximately $1.4 billion, giving a capitalization ratio of 29 percent (total long-term debt to total long-term debt and stockholders’ equity).

On July 26, 2006 the Board authorized a new share buyback program for $1 billion. This replaces our previous $500 million buyback program and its remaining $140 million authorization. The program is an open-ended plan to buyback our shares from time to time in the open market or through negotiated sales with persons who are not affiliates of the company. We are currently reviewing the construction, timing and funding of the buyback program.

BUSINESS AND MARKET OVERVIEW

We provide a broad range of insurance brokerage and risk management consulting services to our worldwide clients. Our core businesses include Aerospace; Captives; Construction; Employee Benefits; Energy; Financial Institutions; Fine Art, Jewelry and Specie; Healthcare; Marine; Programs; Real Estate; Reinsurance; and Sports Entertainment.

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

In first half 2006, the insurance market has remained highly competitive and outside of catastrophe-exposed markets rates have remained soft or stable. In the reinsurance market, Marine, Energy and catastrophe-exposed American and Caribbean Property terms and conditions have significantly tightened. Capacity in these markets remains inadequate which, together with the shortage of retrocessional reinsurance, has led to significant rate increases. However, in many other sectors of the reinsurance market, pricing and terms continue to soften.

We earn revenue in an uneven fashion during the year, primarily due to the timing of insurance policy renewals. As many policies incept and renew as of December 31 or January 1, we generate the majority of our revenues in the first and fourth calendar quarters. General and administrative expenses, however, are incurred on a relatively even basis throughout the year. As a result, we have historically earned the majority of our operating income in the first and fourth quarters. However, significant charges in first quarter 2005 and a $78 million gain on disposal in second quarter 2005 distorted this trend in 2005. Operating income in 2005 was $87 million, $199 million, $66 million and $99 million for the first, second, third and fourth quarters, respectively, and in 2006 was $204 million and $119 million in the first and second quarter respectively.

Inquiries and investigations

Further to the agreements reached with the New York Attorney General, the New York Superintendent of Insurance and the Minnesota Attorney General in first quarter 2005, we paid $51 million on July 1, 2005 into bank accounts for reimbursement funds. On October 1, 2005 we mailed letters to eligible customers who elected to participate in the fund. Eligible customers that elected to participate represented 87.93 percent of the dollar value of the fund and we mailed checks out in March 2006. The remaining funds were redistributed on a pro rata basis to the participating customers. We continue to respond to requests for documents and information from the regulators and/or attorneys general of more than twenty other states, the District of Columbia, one US city, Canada and Australia who are conducting similar regulatory proceedings.

Our operations in nine countries have received questionnaires from either the European Commission pursuant to its Sector Enquiry or, in respect of Norway, the European Free Trade Association Surveillance Authority, related to insurance business practices, including compensation arrangements for brokers. At least 150 other European brokers have received similar questionnaires. We responded to the European Commission questionnaires within the timeframe set and will file the European Free Trade Association Surveillance Authority questionnaire in accordance with its deadline. We continue to co-operate with both the European Commission and the European Free Trade Association Surveillance Authority.

OPERATING RESULTS

Revenues

				Change attributable to:
Three months ended June 30,	2006	2005 as adjusted (i)	% change	Foreign currency translation	Acquisitions and disposals	Market remun- eration	Organic revenue growth (ii)
	(millions)
Global	$255	$238	7%	(1)%	(1)%	(4)%	13%
North America	195	180	8%	0%	0%	0%	8%
International	122	112	9%	0%	3%	0%	6%
Commissions and fees	$572	$530	8%	0%	0%	(2)%	10%
Investment income	21	19	11%	(10)%	1%	0%	20%
Total revenues	$593	$549	8%	(1)%	1%	(2)%	10%
Six months ended June 30,
Global	$563	$564	0%	(2)%	(3)%	(2)%	7%
North America	376	342	10%	0%	1%	0%	9%
International	285	275	4%	(5)%	3%	(1)%	7%
Commissions and fees	$1,224	$1,181	4%	(2)%	0%	(2)%	8%
Investment income	40	37	8%	(7)%	(1)%	0%	16%
Total revenues	$1,264	$1,218	4%	(2)%	(1)%	(1)%	8%

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

Second quarter 2006 revenues at $593 million were $44 million, or 8 percent, higher than in second quarter 2005 with organic revenue growth of 10 percent, reflecting strong net new business growth, and a 1 percent benefit from net acquisitions and disposals more than offsetting small decreases attributable to market remuneration and the impact of foreign currency translation. Revenues for the six months ended June 30, 2006 were $1,264 million, or 4 percent, higher than in 2005 with an 8 percent increase attributable to organic revenues more than offsetting the adverse impact of foreign currency translation, net acquisitions and disposals and market remuneration.

Our Global and International operations earn a significant portion of their revenues in currencies other than the US dollar. In second quarter 2006, reported revenues were adversely impacted by the year on year effect of foreign currency translation, in particular due to the strengthening of the dollar against both sterling and the euro, compared with second quarter 2005. The adverse impact for the six months ended June 30, 2006 was 2 percent.

Net acquisitions and disposals added 1 percent to total revenues in second quarter 2006 mainly reflecting the benefit of a number of International acquisitions in the last twelve months, including Nicon in Sweden, Assesores in Peru and Athos in Brazil. For first half 2006, the benefit of these acquisitions was more than offset by the impact of the Stewart Smith sale in April 2005.

Market remuneration continues to decline and at $4 million in second quarter 2006 was $9 million lower than in second quarter 2005, equivalent to a 2 percent revenue reduction. For the six months ended June 30, 2006, market remuneration at $5 million was $14 million lower than in 2005, equivalent to a 1 percent revenue reduction.

Organic revenues in second quarter 2006 were 10 percent higher than in second quarter 2005 and 8 percent higher for the six months ended June 30, 2006 compared with the six months ended June 30, 2005 reflecting strong net new business growth in all our operations.  Organic revenue growth in second quarter 2006 included 1 percent growth attributable to market factors, such as higher insured values and changes in limits or exposures, partly offset by the impact of generally declining rates.

Global:   Organic revenues were 13 percent higher in second quarter 2006 and 7 percent higher for the six months ended June 30, 2006 compared with 2005 reflecting net new business growth and a modest positive benefit from the current rate environment. Global Specialties, Finex, Niche, Aerospace and Construction all continued to show strong growth.

After a mixed first quarter, second quarter growth in Reinsurance was over 10 percent compared with second quarter 2005. In Marine, Energy and catastrophe-exposed American and Caribbean Property, terms and conditions have significantly tightened. Capacity in these markets remains inadequate which, together with the shortage of retrocessional reinsurance, has led to significant rate increases. However, in many other sectors of the reinsurance market, pricing and terms continue to soften.

Elsewhere our Global Employee Benefits practice and Global Energy practice performed well. These are two areas we have identified as high growth potential and are investing in. Our UK and Ireland business also performed well; in particular Corporate Risk Solutions showed good growth.

North America:   North America reported 8 percent organic growth in second quarter 2006 and 9 percent for the six months ended June 30, 2006, reflecting strong growth across the business. Geographies doing particularly well include New York, the Southeast and the Midwest and net new business growth exceeded 10 percent in many areas. Our Executive Risks and Employee Benefits practices also performed well. The growth reflects the combined efforts of our recent hires and existing associates, and client retention has remained high.

International:   Organic revenue growth in commissions and fees was 6 percent for second quarter 2006 and 7 percent for the six months ended June 30, 2006 compared with 2005 reflecting net new business growth of 9 percent partly offset by a negative 2 percent impact from insurance premium rates. Latin America (in particular Venezuela and Mexico) and Asia (Singapore and China) continued to perform well.

General and administrative expenses

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(millions, except percentages)
Salaries and benefits	$351	$316	$699	$709
Other.	108	98	213	223
General and administrative expenses	$459	$414	$912	$932
Salaries and benefits as a percentage of revenues	59%	58%	55%	58%

Second quarter 2006

General and administrative expenses at $459 million were $45 million, or 11 percent, higher than in second quarter 2005 of which 1 percent was attributable to acquisitions net of disposals and the impact of foreign currency translation.

Of the 10 percent underlying growth in general and administrative expenses, 5 percentage points were attributable to an increased charge for incentive compensation. This increase reflects a change in the quarterly phasing of our formula-based incentive compensation in 2006 which has led to a more even accrual of incentive compensation. Specifically, as disclosed in our first quarter Form 10-Q, there was a significant benefit to first quarter compensation from this change in phasing and, as expected, there has been a significant adverse impact on second quarter 2006 compensation.

Salaries and benefits were 59 percent of second quarter 2006 revenues, compared with 58 percent in second quarter 2005, reflecting:

•       the change in phasing of our formula-based incentive compensation as discussed above, equivalent to approximately 3 percentage points; and

•  the $9 million reduction in market remuneration, equivalent to approximately 1 percentage point;

together with other smaller decreases. These decreases were partly offset by the benefit of

•       a reduction in pension charges; and

•       the benefit of an increased revenue contribution from our recent hires.

Net headcount on an FTE basis at June 30, 2006 was approximately 13,000, compared with 12,800 at December 31, 2005. For the twelve months to June 30, 2006 revenues per employee were approximately $179,000 compared with $174,000 per employee for fiscal 2005.

Other expenses were 18 percent of revenues in both second quarter 2006 and 2005, with increased spend on our strategic initiatives offset by cost savings elsewhere.

Six months ended June 30, 2006

General and administrative expenses at $912 million for the six months ended June 30, 2006 were $20 million, or 2 percent, lower than in 2005 of which 2 percent was attributable to the impact of foreign currency translation. There was no net impact from acquisitions and disposals.

Salaries and benefits were $699 million, or 55 percent of revenues, in first half 2006 compared with $709 million, or 58 percent of revenues, in 2005. The decrease in the compensation ratio (salaries and benefits as a percentage of revenues) was mainly attributable to lower charges for:

•       severance:

first half 2005 was adversely impacted by severance charges of $28 million in respect of a major headcount reduction program compared with severance charges of only $4 million in first half 2006;

•       pensions:

mainly attributable to an increased return on assets in the UK plan due to higher asset levels, reflecting the good returns in 2005 and increased contributions by the Company, and an increase in the expected rate of return assumption from 7.25 percent to 7.75 percent. In addition, the US charge benefited from savings attributable to the 2005 headcount reduction program; and

•       the benefit of an increased revenue contribution from our recent hires; partly offset by

•       a $14 million reduction in market remuneration.

Other expenses at $213 million were $10 million, or 4 percent, lower than first half 2005 of which 2 percent was attributable to the impact of foreign currency translation. There was no net impact from acquisitions and disposals.

As a percentage of revenues, other expenses were 17 percent in first half 2006 compared with 18 percent in 2005. Other expenses in first half 2005 were adversely impacted by an additional $20 million provision for legal claims following the March 31, 2005 review of legal proceedings and $9 million of legal costs relating to the $51 million regulatory settlements. These charges were equivalent to 2 percent of revenues in 2005. The underlying increase in other expenses as a percentage of revenues was mainly attributable to significant spend on strategic initiatives, including an ongoing consultancy project to reshape our processes and enhance efficiency, enabling us to offer more value to our clients.

Operating income and margin

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(millions, except percentages)
Revenues	$593	$549	$1,264	$1,218
Operating income	119	199	323	286
Operating margin or operating income as a percentage of revenues.	20%	36%	26%	23%

Second quarter 2006

Operating margin was 20 percent in second quarter 2006 compared with 36 percent in second quarter 2005 which benefited from a $78 million net gain on disposals of operations (equivalent to 14 percent of 2005 revenues), primarily relating to the sale of Stewart Smith in April 2005. The underlying decrease in the margin was primarily attributable to the adverse impact of the change in quarterly phasing of incentive compensation as discussed above and the $9 million reduction in market remuneration which were equivalent to 4 percent of revenues. The impact of these items more than offset the benefit of lower pension charges and an increased revenue contribution from recent hires.

Six months ended June 30, 2006

Operating margin was 26 percent for the six months ended June 30, 2006 compared with 23 percent in 2005. First half 2005 margin was impacted by:

•       a $78 million net gain on disposal, primarily reflecting the $79 million gain on the sale of Stewart Smith in second quarter 2005;

•       the first quarter 2005 regulatory settlements of $51 million and related legal costs of $9 million;

•       severance costs of $28 million relating to the first quarter 2005 headcount reduction program; and

•       an additional $20 million increase in the provision for claims following the March 31, 2005 review of legal proceedings.

These items cost first half 2005 margin $30 million, or 2 percentage points, compared with a $6 million or negligible percentage point cost in 2006. The underlying improvement in operating margin was mainly attributable to the $18 million reduction in pension charges and increased productivity from our recent hires, partly offset by the $14 million reduction in market remuneration.

Income taxes

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(millions, except percentages)
Income before taxes	$110	$193	$305	$274
Income taxes	36	75	98	99
Effective tax rate	33%	39%	32%	36%

Second quarter 2006

The effective tax rate for second quarter 2006 was 33 percent compared with 39 percent in 2005. The higher effective tax rate in 2005 was mainly attributable to a significantly higher tax rate on the $79 million profit on disposal of Stewart Smith in second quarter 2005.

Six months ended June 30, 2006

The effective tax rate for the six months ended June 30, 2006 was 32 percent compared with 36 percent in 2005. The higher effective tax rate in 2005 was mainly attributable to the significantly higher tax rate on the disposal of Stewart Smith in second quarter 2005, partly offset by the impact of the first quarter regulatory and related legal expenses which were relieved at a higher tax rate.

Net income and earnings per diluted share

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(millions, except per share data)
Net income	$72	$114	$212	$181
Earnings per diluted share	$0.45	$0.70	$1.33	$1.10
Average diluted number of shares outstanding	159	164	159	164

Second quarter 2006 net income was $72 million, or $0.45 per diluted share, compared with $114 million, or $0.70 per diluted share in 2005. First half 2006 net income was $212 million, or $1.33 per diluted share, compared with $181 million, or $1.10 per diluted share in 2005.

Net gains on disposal of operations had no impact on second quarter 2006 or first half 2006 earnings per diluted share but benefited both second quarter 2005 and first half 2005 earnings per diluted share by $0.25.  Foreign currency translation had no impact on earnings per diluted share in second quarter 2006 compared with second quarter 2005 but reduced earnings per diluted share by $0.03 in first half 2006 compared with 2005. A 5 million reduction in average diluted share count contributed $0.01 to second quarter 2006 diluted earnings per share and $0.04 to first half 2006 diluted earnings per share.

If the dollar remains at its current level of approximately 1.90, we would expect foreign currency translation to reduce earnings per diluted share by approximately $0.03 for fiscal 2006 compared with fiscal 2005.

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

As a consequence of the adoption of SFAS 123R, we recognized share-based compensation of $8 million in first half 2006 compared with $9 million in 2005. We estimate that the full year 2006 charge will be approximately $20 million pre-tax compared with $18 million pre-tax in 2005.

In addition to the income statement, the adoption of SFAS 123R impacted our prior period diluted sharecount with first half 2005 diluted sharecount being reduced by 3 million to 164 million and full year 2005 diluted sharecount by 1 million to 163 million as proceeds under the treasury stock method were adjusted. The proceeds were adjusted to include average unrecognized compensation cost outstanding in the period and for changes to the calculation of future tax consequences. When we reported previously under APB 25, time options granted at market value gave no rise to an accounting charge and hence there was no increase from unrecognized compensation cost to assumed proceeds under the treasury stock method.

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

The impact of this retrospective adjustment is to increase the first half 2005 UK pension charge by $5 million to $22 million and the full year 2005 charge by $10 million to $41 million, with a related adverse impact on diluted earnings per share in first half 2005 of $0.02 and on full year 2005 diluted earnings per share of $0.04. The increase in the 2005 UK pension charge as a result of the change in accounting methodology is mainly attributable to the recognition under the fair value method of net prior period asset losses brought forward at January 1, 2005 that had previously been deferred under the calculated value methodology. The recognition of these losses:

•                    reduces the market related value of assets at January 1, 2005 which consequentially reduces the return on assets leading to an increase in the 2005 pension charge; and

•                    increases actuarial losses at January 1, 2005 which leads to an increased amortization charge and consequently a further increase in the 2005 pension charge.

If we had used the previous calculated value methodology in 2006, the first half UK pension expense would have been $12 million higher and the expected full year charge approximately $23 million higher. The lower charge under the new fair value methodology mainly reflects the recognition of net asset gains at January 1, 2006 that would have been deferred under the calculated value methodology. The recognition of these gains:

•                    increased the market related value of assets at January 1, 2006 which consequentially increased the return on assets leading to a decrease in the 2006 pension charge; and

•                    reduced actuarial losses at January 1, 2006 which led to a lower amortization charge and consequently a further decrease in the 2006 pension charge.

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of the Company’s financial condition or operating performance were discussed in our Annual Report included in Current Report on Form 8-K filed on June 21, 2006. Except as described below, there were no significant additions or changes to these assumptions in first half 2006.

Pensions: expected return on assets

Effective January 1, 2006 we increased our long-term expected rate of return assumption for our UK pension plan assets from 7.25 percent to 7.75 percent. This change reflects management’s best estimate of the longer term performance of the UK fund taking into account average returns over the last ten years, the current asset mix and market expectations. The increase in the long-term rate of return on assets assumption benefited the first half 2006 pension expense by approximately $4 million and is expected to benefit the full year charge by approximately $9 million.

NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB’’) issued FASB Interpretation No. 48,  Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48’’), which clarifies the accounting for uncertainty in tax positions.

The evaluation of a tax position under FIN 48 is a two-step process:

•       The first step is recognition

Tax positions taken or expected to be taken in a tax return should be recognized only if those positions are more likely than not of being sustained upon examination, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, it should be presumed that the position will be examined by the relevant taxing authority that would have full knowledge of all relevant information.

•       The second step is measurement

Tax positions that meet the recognition criteria are measured at the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement.

FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is effective for the Company in the first quarter of the year beginning January 1, 2007.

The Company is currently assessing FIN 48 and has not yet determined the impact, if any, that the adoption of this interpretation will have on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

On July 26, 2006 the Board authorized a new share buyback program for $1 billion. This replaces our previous $500 million buyback program and its remaining $140 million authorization. The program is an open-ended plan to buyback our shares from time to time in the open market or through negotiated sales with persons who are not affiliates of the company. We are currently reviewing the construction, timing and funding of the buyback program.

Operating activities

Net cash provided by operating activities, which excludes fiduciary cash movements, was a $113 million inflow in first half 2006 compared with a $109 million outflow a year ago. The net cash outflow in 2005 was primarily attributable to a reclassification of approximately $134 million own funds to fiduciary funds under Financial Services Authority (“FSA”) regulations in the United Kingdom which came into force in January 2005 which affected the timing of transferring commissions from fiduciary funds to own funds. The regulations changed the basis for the withdrawal of commissions from fiduciary funds to own funds from an earned to a receipts basis, with a consequential increase in fiduciary funds and decrease in own funds.

Investing activities

Total net cash used in investing activities was $45 million for first half 2006 compared with a $75 million inflow in 2005 which benefited from $98 million net cash proceeds from the sale of operations, principally Stewart Smith.

Cash used for acquisitions in first half 2006 amounted to $31 million (net of cash acquired), and was primarily incurred in acquiring Gueits, Adams & Company and International Insurance Brokers, Inc. in

the United States, Reinsurance Consultants in South Africa, Nicon in Sweden and acquisitions of minority interests in Sweden and Columbia. Cash used for acquisitions in first half 2005 amounted to $16 million.

Financing activities

Cash used in financing activities amounted to $59 million in first half 2006 compared with $159 million in 2005, with the reduction primarily attributable to:

•       no shares being repurchased under our share buyback program in first half 2006, compared with $152 million in 2005; partially offset by

•       a $27 million reduction in excess tax-benefits arising from share-based payment arrangements, reflecting fewer options being exercised in the period; and

•       a $20 million reduction in net proceeds from shares issued.

Cash dividends paid in first half 2006 were $71 million compared with $66 million a year ago. In February 2006, the quarterly cash dividend declared was increased by 9 percent to $0.235 per share, an annual rate of $0.94 per share. At this rate, the expected annual cost of dividends payable in 2006 will be approximately $146 million. We have funded dividends from cash generated internally by operations and expect to do so in the future.

As of June 30, 2006, we had cash and cash equivalents of $210 million, compared with $193 million at December 31, 2005. We expect that internally generated funds will be sufficient to meet our foreseeable trading and cash requirements, capital expenditures and dividend payments. Additionally we have an undrawn $300 million revolving credit facility which gives us further financial flexibility.

Contractual obligations

There have been no material changes in our contractual obligations since December 31, 2005.

Off-balance sheet transactions

Apart from commitments, guarantees and contingencies, as disclosed in Note 9 of Notes to the Condensed Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations or liquidity.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk from that described in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The information set forth in Note 9 of Notes to the Condensed Consolidated Financial Statements, provided in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A—Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A “Risk Factors” included in the Form 10-K for the year ended December 31, 2005.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its own common stock during the quarter covered by this report.

On July 26, 2006, the Board of Directors authorized an open-ended plan to purchase, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, shares of the Company’s Common Stock at an aggregate purchase price of up to $1 billion. This authorization replaces the Company’s previously announced $500 million repurchase plan and its remaining $140 million authorization.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting on April 26, 2006 at which shareholders elected Ms. Wendy E. Lane and Messrs. Gordon M. Bethune, William W. Bradley, Joseph A. Califano Jr., Eric G Friberg, Sir Roy Gardner, Perry Golkin, Sir Jeremy Hanley, Paul M. Hazen, James F. McCann, Joseph J. Plumeri and Douglas B. Roberts to serve as directors.

The table below sets out the number of votes cast for, against or withheld for each director:

Director	For	Against	Withheld
Gordon M. Bethune	135,667,562	—	34,854
William W. Bradley	135,669,500	—	32,916
Joseph A. Califano Jr.	135,589,176	—	113,240
Eric G Friberg	135,563,608	—	138,835
Sir Roy Gardner	135,560,815	—	141,601
Perry Golkin	135,060,541	—	641,875
Sir Jeremy Hanley	135,562,325	—	140,091
Paul M. Hazen	134,609,327	—	1,093,089
Wendy E. Lane	135,627,371	—	75,045
James F. McCann	135,628,203	—	74,213
Joseph J. Plumeri	135,459,778	—	242,638
Douglas B. Roberts	135,235,769	—	466,647

The shareholders also re-appointed Deloitte & Touche LLP as independent auditors until the conclusion of the next Annual General Meeting of shareholders. Of the shares voted, 135,665,695 were voted in favor, 28,269 were voted against and 8,452 were withheld.

Item 5—Other Information

None.

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

Dated: London, August 9, 2006