Form 10-Q
period 2006-09-30
WILLIS GROUP HOLDINGS LTD
filed 2006-11-08
CIK 1140536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

As of October 31, 2006 there were outstanding 157,193,240 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

WILLIS GROUP HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
		2005		2005
	2006	As adjusted (Note 2)	2006	As adjusted (Note 2)
	(millions, except per share data)
	(unaudited)
REVENUES
Commissions and fees	$519	$469	$1,743	$1,650
Investment income	24	18	64	55
Total revenues	543	487	1,807	1,705
EXPENSES
Salaries and benefits (including share-based compensation of $7, $4 ,$15 and $13 (Note 5))	(383)	(319)	(1,082)	(1,028)
Other operating expenses	(138)	(89)	(351)	(312)
Regulatory settlements (Note 7)	—	—	—	(51)
Depreciation expense and amortization of intangible assets	(17)	(13)	(46)	(40)
Gain on disposal of London headquarters (Note 8)	99	—	99	—
Net (loss) gain on disposal of operations (Note 9)	(7)	—	(7)	78
Total expenses	(446)	(421)	(1,387)	(1,353)
OPERATING INCOME	97	66	420	352
Interest expense, net	(9)	(9)	(27)	(21)
INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	88	57	393	331
INCOME TAXES	(3)	(16)	(101)	(115)
INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	85	41	292	216
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	6	5	20	17
MINORITY INTEREST, NET OF TAX	(2)	(1)	(11)	(7)
NET INCOME	$89	$45	$301	$226
EARNINGS PER SHARE (Note 10)
—Basic	$0.57	$0.28	$1.92	$1.40
—Diluted	$0.56	$0.28	$1.89	$1.38
AVERAGE NUMBER OF SHARES OUTSTANDING (Note 10)
—Basic	157	160	157	162
—Diluted	159	162	159	164
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.235	$0.215	$0.705	$0.645

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31, 2005
	September 30, 2006	As adjusted (Note 2)
	(millions, except share data) (unaudited)
ASSETS
Cash and cash equivalents	$154	$193
Fiduciary funds—restricted	2,035	1,563
Short-term investments	57	65
Accounts receivable, net of allowance for doubtful accounts of $32 in 2006 and $31 in 2005	9,438	8,026
Fixed assets	158	212
Goodwill and other intangible assets, net of accumulated amortization of $149 in 2006 and $138 in 2005	1,603	1,584
Investments in associates	173	129
Deferred tax assets	187	174
Receivable from sale of London headquarters (Note 8)	147	—
Other assets	470	248
TOTAL ASSETS	$14,422	$12,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,056	$9,148
Deferred revenue and accrued expenses	333	367
Income taxes payable	206	153
Long-term debt (Note 6)	635	600
Other liabilities	684	645
Total liabilities	12,914	10,913
COMMITMENTS AND CONTINGENCIES (Note 7)
MINORITY INTEREST	25	25
STOCKHOLDERS’ EQUITY
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 157,039,714 shares in 2006 and 156,958,269 shares in 2005	—	—
Additional paid-in capital	559	557
Retained earnings	1,138	948
Accumulated other comprehensive loss, net of tax (Note 12)	(208)	(239)
Treasury stock, at cost, 190,282 shares in 2006 and 370,873 shares in 2005	(6)	(10)
Total stockholders’ equity	1,483	1,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,422	$12,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
		2005
	2006	As adjusted (Note 2)
	(millions) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$301	$226
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net loss (gain) on disposal of operations, fixed assets and short-term investments (Note 9)	7	(78)
Gain on disposal of London headquarters (Note 8)	(99)	—
Depreciation expense and amortization of intangible assets	46	40
Provision for doubtful accounts	3	4
Minority interest	5	3
(Benefit) provision for deferred income taxes	(1)	9
Excess tax benefits from share-based payment arrangements	(8)	(36)
Share-based compensation (Note 5)	15	13
Other	(19)	(4)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	(425)	(225)
Accounts receivable	(1,116)	(1,039)
Accounts payable	1,600	1,083
Other assets and liabilities	(225)	(12)
Net cash provided by (used in) operating activities	84	(16)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed assets	49	4
Additions to fixed assets	(35)	(23)
Net cash proceeds from disposal of operations, net of cash disposed	4	97
Acquisitions of subsidiaries, net of cash acquired	(47)	(25)
Investments in associates	(25)	—
Purchase of short-term investments	—	(36)
Proceeds on sale of short-term investments	10	42
Net cash (used in) provided by investing activities	(44)	59
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from drawdown on revolving credit facility	35	—
Repayments of debt	—	(450)
Senior notes issued, net of debt issuance costs	—	594
Repurchase of shares	(32)	(306)
Proceeds from issue of shares	12	32
Excess tax benefits from share-based payment arrangements	8	36
Dividends paid	(108)	(101)
Net cash used in financing activities	(85)	(195)
DECREASE IN CASH AND CASH EQUIVALENTS	(45)	(152)
Effect of exchange rate changes on cash and cash equivalents	6	(14)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	193	351
CASH AND CASH EQUIVALENTS, END OF PERIOD	$154	$185

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   NATURE OF OPERATIONS

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

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the nine month period ended September 30, 2006 may not necessarily be indicative of the operating results for the entire fiscal year.

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

Accounting Changes—With effect from January 1, 2006, the Company adopted FAS 123R, Share-based Payment, using the modified-retrospective transition method. The Company also changed the methodology used to determine the market-related value of UK pension plan assets.

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

determine market-related value of UK pension plan assets had, together with any affected per-share amounts.

Pensions—FAS 87, Employers’ Accounting for Pensions, requires the expected return on plan assets to be determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. The market-related value of plan assets may either be a fair value or a calculated value that recognizes changes in a systematic and rational manner over not more than five years. Up to December 31, 2005, the market-related value of UK pension plan assets was determined using a calculated value that recognized asset gains or losses over five years. Effective January 1, 2006, the Company changed its method for determining the market-related value of UK pension plan assets to a fair value basis. The Company believes that fair value is a preferable measure of determining the market-related value of plan assets as it more fairly reflects the actual value of pension plan assets as of the balance sheet date. In addition, it brings the methodology used for calculating the market-related value of UK plan assets in line with the fair value methodology already used to value US plan assets.

In accordance with FAS 154, Accounting Changes and Error Corrections, the change in method of determining the market-related value of plan assets has been applied retrospectively by adjusting all prior periods presented.

Share-based compensation—Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123R, using the modified-retrospective transition method. Under that transition method, compensation cost recognized from January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

Results for all prior periods have been retrospectively adjusted to recognize the compensation cost previously reported in the pro forma footnote disclosures under the provisions of FAS 123.

The following tables present the line items on the condensed consolidated statement of operations for the three and nine months ended September 30, 2005, that were retrospectively adjusted to reflect the accounting changes:

	Three months ended September 30, 2005
	As originally reported	Effect of pension accounting change	Adoption of FAS 123R	As adjusted
	(millions, except per share data)
Salaries and benefits	$(313)	$(2)	$(4)	$(319)
Operating income	72	(2)	(4)	66
Income taxes	(18)	1	1	(16)
Net income	49	(1)	(3)	45
Basic earnings per share	$0.31	$(0.01)	$(0.02)	$0.28
Diluted earnings per share	$0.30	$(0.01)	$(0.01)	$0.28

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Nine months ended September 30, 2005
	As originally reported	Effect of pension accounting change	Adoption of FAS 123R	As adjusted
	(millions, except per share data)
Salaries and benefits	$(1,008)	$(7)	$(13)	$(1,028)
Operating income	372	(7)	(13)	352
Income taxes	(121)	2	4	(115)
Net income	240	(5)	(9)	226
Basic earnings per share	$1.48	$(0.03)	$(0.05)	$1.40
Diluted earnings per share	$1.45	$(0.03)	$(0.04)	$1.38

The following table presents the line items on the condensed consolidated balance sheet at December 31, 2005 that were retrospectively adjusted to reflect the accounting changes:

	December 31, 2005
	As originally reported	Effect of pension accounting change	Adoption of FAS 123R	As adjusted
	(millions)
Deferred tax assets	$166	$—	$8	$174
Total assets	12,186	—	8	12,194
Additional paid-in capital	685	—	(128)	557
Retained earnings	837	(25)	136	948
Accumulated other comprehensive loss, net of tax	(264)	25	—	(239)
Total stockholders’ equity	1,248	—	8	1,256
Total liabilities and stockholders’ equity	$12,186	$—	$8	$12,194

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents the line items on the condensed consolidated statement of cash flows for the nine months ended September 30, 2005, that were retrospectively adjusted to reflect the accounting changes:

	Nine months ended September 30, 2005
	As originally reported	Effect of pension accounting change	Adoption of FAS 123R	As adjusted
	(millions)
Net income	$240	$(5)	$(9)	$226
Adjustments to reconcile net income to net cash used in operating activities:
Provision for deferred income taxes	15	(2)	(4)	9
Excess tax benefits from share-based payment arrangements	—	—	(36)	(36)
Share-based compensation.	—	—	13	13
Changes in operating assets and liabilities, net of effects from purchases of subsidiaries:
Other assets and liabilities	(19)	7	—	(12)
Net cash provided by (used in) operating activities	20	—	(36)	(16)
Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	—	—	36	36
Net cash used in financing activities	$(231)	—	$36	$(195)

The following table presents the cumulative effect of the accounting changes as of January 1, 2005:

	January 1, 2005
	As originally reported	Effect of pension accounting change	Adoption of FAS 123R	As adjusted
	(millions)
Deferred tax assets	$203	$—	$(12)	$191
Total assets	11,653	—	(12)	11,641
Additional paid-in capital	977	—	(160)	817
Retained earnings	675	(18)	148	805
Accumulated other comprehensive loss, net of tax	(212)	18	—	(194)
Total stockholders’ equity	1,424	—	(12)	1,412
Total liabilities and stockholders’ equity	$11,653	$—	$(12)	$11,641

In addition to retrospectively adjusting prior accounting periods, FAS 154 also requires disclosure of the current period effect on financial statement line items of a change in accounting principle. The following tables present the line items on the condensed consolidated statement of operations for the three

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

and nine months ended September 30, 2006 that were affected by the change in the method for determining the market related value of plan assets:

	Three months ended September 30, 2006
	As computed based on calculated value	Effect of change	As reported based on fair value
	(millions, except per share data)
Salaries and benefits	$(389)	$6	$(383)
Operating income	91	6	97
Income taxes	(1)	(2)	(3)
Net income	85	4	89
Basic earnings per share	$0.54	$0.03	$0.57
Diluted earnings per share	$0.53	$0.03	$0.56

	Nine months ended September 30, 2006
	As computed based on calculated value	Effect of change	As reported based on fair value
	(millions, except per share data)
Salaries and benefits	$(1,100)	$18	$(1,082)
Operating income	402	18	420
Income taxes	(95)	(6)	(101)
Net income	289	12	301
Basic earnings per share	$1.84	$0.08	$1.92
Diluted earnings per share	$1.82	$0.07	$1.89

The following table presents the line items on the condensed consolidated balance sheet at September 30, 2006 that were affected by the change in the method for determining the market related value of plan assets:

	September 30, 2006
	As computed based on calculated value	Effect of change	As reported based on fair value
	(millions)
Deferred tax assets	$193	$(6)	$187
Other assets	452	18	470
Total assets	14,410	12	14,422
Retained earnings	1,151	(13)	1,138
Accumulated other comprehensive loss, net of tax	(233)	25	(208)
Total stockholders’ equity	1,471	12	1,483
Total liabilities and stockholders’ equity	$14,410	$12	$14,422

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents the line items on the condensed consolidated statement of cash flows for the nine months ended September 30, 2006 that were affected by the change in the method for determining the market related value of plan assets:

	Nine months ended September 30, 2006
	As computed based on calculated value	Effect of change	As reported based on fair value
	(millions)
Net income	$289	$12	$301
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	(7)	6	(1)
Changes in operating assets and liabilities, net of effects from purchases of subsidiaries:
Other assets and liabilities	(207)	(18)	(225)
Net cash provided by operating activities	$84	$—	$84

Recent Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board (‘FASB’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (‘FIN 48’), which clarifies the accounting for uncertainty in tax positions.

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (‘FAS 157’). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that the adoption of FAS 157 will have on its financial position and results of operations.

In September 2006, the FASB also issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (‘FAS 158’). FAS 158 requires an employer to:

•       recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation;

•       recognize, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost;

•       measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position; and

•       disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition asset or obligation.

The requirements of FAS 158 are to be applied prospectively upon adoption. The requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after December 15, 2006. Had the provisions of FAS 158 been applied at December 31, 2005, the Company would have recognized an additional unfunded liability of $91 million for its UK and US defined benefit pension plans, additional deferred tax assets of $31 million and an additional $60 million in other comprehensive loss.

3.   DERIVATIVE FINANCIAL INSTRUMENTS

The financial risks the Company manages through the use of financial instruments are interest rate risk and foreign currency risk. The Company’s Board of Directors reviews and agrees on policies for managing each of these risks. The Company has applied FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), as amended, in accounting for these financial instruments.

The fair values of both interest rate contracts and foreign currency contracts are recorded in other assets and other liabilities on the balance sheet. For contracts that are qualifying cash flow hedges as defined by FAS 133, changes in fair value are recorded as a component of other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. For contracts that do not qualify for hedge accounting as defined by FAS 133, changes in fair value are recorded in other operating expenses.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.   DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The changes in fair value of derivative financial instruments have been recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(millions)
Other operating expenses
Foreign currency contracts	$(2)	$—	$—	$—
Other comprehensive income
Interest rate contracts (net of tax of $(3), $3, $1 and $4)	6	(5)	(2)	(8)
Foreign currency contracts (net of tax of $(1), $1, $(4) and $2)	2	(4)	7	(5)

4.   PENSION PLANS AND OTHER EMPLOYEE BENEFITS

The components of the net periodic benefit cost of the UK and US defined benefit plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
		2005		2005
UK pension benefits	2006	As adjusted (Note 2)	2006	As adjusted (Note 2)
	(millions)
Components of net periodic benefit cost:
Service cost	$13	$12	$38	$36
Interest cost	25	21	72	67
Expected return on plan assets	(36)	(26)	(105)	(80)
Amortization of unrecognized prior service gain	—	—	(2)	(2)
Amortization of unrecognized actuarial loss	3	3	10	11
Net periodic benefit cost	$5	$10	$13	$32

	Three months ended September 30,		Nine months ended September 30,
US pension benefits	2006	2005	2006	2005
	(millions)
Components of net periodic benefit cost:
Service cost	$5	$6	$15	$18
Interest cost	8	8	24	24
Expected return on plan assets	(10)	(9)	(30)	(27)
Net periodic benefit cost	$3	$5	$9	$15

As of September 30, 2006, the Company had contributed $193 million and $18 million of contributions to the UK and US defined benefit pension plans (2005: $64 million and $31 million), respectively. The Company expects to contribute a total of $275 million to the UK and US defined benefit pension plans for the full year 2006.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.   PENSION PLANS AND OTHER EMPLOYEE BENEFITS (Continued)

Severance costs—In third quarter 2006, the Company incurred severance costs of $26 million (2005: $2 million). This expenditure included $25 million of severance benefits relating to 383 people whose employment has been, or is in the process of being, terminated pursuant to our ‘Shaping our Future’ strategic initiatives. Such severance costs are payable under the terms of existing employee benefit arrangements or employment agreements. Of the $26 million charge for severance costs in third quarter 2006, $10 million was paid in the third quarter and $16 million has been carried forward at September 30, 2006. In some countries, termination cash payments are spread over periods of up to two years. The Company expects to have paid $21 million of these costs by December 31, 2006.

Severance costs for the nine months ended September 30, 2006 were $30 million (2005: $30 million, including severance costs of $28 million in relation to the first quarter 2005 headcount reduction programme where 500 positions were terminated).

5.   SHARE-BASED COMPENSATION

On September 30, 2006, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the three and nine month periods ended September 30, 2006 was $7 million and $15 million (2005: $4 million and $13 million), respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements for the three and nine months ended September 30, 2006 was $2 million and $5 million (2005: $1 million and $4 million), respectively.

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

Amended and Restated 1998 Share Purchase and Option Plan—This plan, which was established on December 18, 1998, provides for the granting of time-based and performance-based options to employees of the Company. There are 30,000,000 shares available for grant under this plan provided, however, that in no event the total number of shares subject to options and other equity for current and future participants exceed 25 percent of the equity of Willis Group Holdings on a fully diluted basis. All options granted under this plan are exercisable at £2 per share ($3.74 using the period-end exchange rate of £1 = $1.87) except for 111,111 time-based options which are exercisable at $13.50. No further grants are to be made under this plan.

Time-based options are earned upon the fulfilment of vesting requirements. Options are generally exercisable in equal instalments of 20 percent per year over a five-year period commencing on or after December 18, 2000.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.   SHARE-BASED COMPENSATION (Continued)

Performance-based options became exercisable, subject to the fulfilment of vesting requirements with effect from January 1, 2003, upon the achievement of cash flow and EBITDA (as defined in the plan agreements) targets of Willis Group Limited. Options are generally exercisable in equal instalments of 25 percent per year over a four-year period commencing on or after December 18, 2001.

Willis Award Plan—This plan, which was established on July 13, 2000, provides for the granting of time-based options to selected employees who have been identified as superior performers. There are 5,000,000 shares available for grant under this plan provided, however, that in no event shall the total number of shares subject to options and other equity for current and future participants exceed 25 percent of the equity of Willis Group Holdings on a fully diluted basis. All options granted under this plan are exercisable at £2 per share ($3.74 using the period-end exchange rate of £1 = $1.87). The options vest immediately on the grant date and are exercisable any time up to July 13, 2010.

2001 Share Purchase and Option Plan—This plan, which was established on May 3, 2001, provides for the granting of time-based options and various other share-based grants at fair market value to employees of the Company. There are 25,000,000 shares available for grant under this plan. Options are exercisable on a variety of dates, between the first and eighth anniversary of grant, although for certain options the exercise date may accelerate depending on the achievement of certain performance goals. Restricted stock units vest on a variety of dates between the first and fifth anniversary of grant. Unless terminated sooner by the Board of Directors, the 2001 Plan will expire 10 years after its adoption. That termination will not affect the validity of any grant outstanding at that date.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock. The Company uses the simplified method set out in Staff Accounting Bulletin No. 107 to derive the expected term of options granted. The risk-free rate for periods within the expected life of the option is based on the US Treasury yield curve in effect at the time of grant.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Expected volatility	30%	25%	30%	27%
Expected dividends	2.5%	2.0%	2.5%	2.0%
Expected life (years)	6	6	6	5
Risk-free interest rate	5.20%	4.69%	5.35%	4.19%

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.   SHARE-BASED COMPENSATION (Continued)

A summary of option activity under the Plans at September 30, 2006, and changes during the nine months then ended is presented below:

(Options in thousands)	Shares	Weighted Average Exercise Price(1)	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
				($ millions)
Time-based stock options
Balance, beginning of period	11,798	$31.15
Granted	5,646	$33.33
Exercised	(494)	$7.04
Forfeited	(559)	$33.06
Expired	(169)	$33.14
Balance, end of period	16,222	$32.56	7 years	90
Options vested or expected to vest at September 30, 2006	15,682	$32.53	7 years	87
Options exercisable at September 30, 2006	3,702	$30.46	6 years	28
Performance-based stock options
Balance, beginning of period	988	$3.74
Exercised	(374)	$3.74
Forfeited	(4)	$3.74
Balance, end of period	610	$3.74	3 years	21
Options vested or expected to vest at September 30, 2006	610	$3.74	3 years	21
Options exercisable at September 30, 2006	550	$3.74	3 years	19

(1)                Certain options are exercisable at £2 per share. The period-end exchange rate of £1 = $1.87 has been used as of September 30, 2006.

The weighted average grant-date fair value of time-based options granted during the three and nine months ended September 30, 2006 was $10.60 and $9.76 (2005: $9.14 and $8.32), respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $8 million and $18 million (2005: $6 million and $56 million), respectively. At September 30, 2006 there was $60 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under time-based stock option plans; that cost is expected to be recognized over a weighted average period of two years.

No performance-based options were granted during the three and nine months ended September 30, 2006 (2005: nil). The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $6 million and $12 million (2005: $6 million and $49 million), respectively. At September 30, 2006 there was no unrecognized compensation cost related to nonvested share-based compensation arrangements under performance-based stock option plans.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.   SHARE-BASED COMPENSATION (Continued)

A summary of restricted stock unit activity under the Plans at September 30, 2006, and changes during the nine months then ended is presented below:

(Units awarded in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested shares (restricted stock units)
Balance, beginning of period	194	$31.71
Granted	673	$33.06
Vested	(48)	$27.34
Forfeited	(16)	$28.06
Balance, end of period	803	$33.17

The total fair value of restricted stock units vested during the three and nine months ended September 30, 2006 was 7,600 shares at an average share price of $36.02 and 47,704 shares at an average share price of $37.86 (2005: $nil), respectively. At September 30, 2006 there was $19 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the plan; that cost is expected to be recognized over a weighted average period of two years.

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2006 was $8 million (2005: $20 million). The actual tax benefit realized for the three and nine months ended September 30, 2006 for the tax deductions from option exercise of the share-based payment arrangements totalled $3 million and $8 million (2005: $7 million and $37 million), respectively.

6.   DEBT

Long-term debt consists of the following:

	September 30, 2006	December 31, 2005
	(millions)
5.125% Senior notes due 2010	$250	$250
5.625% Senior notes due 2015	350	350
Revolving credit facility	35	—
	$635	$600

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

On October 17, 2005, the Company completed the re-financing of the then existing 2003 undrawn revolving credit facility. The $150 million revolving credit facility was replaced by a new $300 million revolving credit facility with a term of 5 years. $35 million was drawn on September 29, 2006, which bears interest at a rate of one-week LIBOR plus 0.45 percent.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Errors and omissions claims, lawsuits and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year and self-insured risks have increased significantly over recent years. In respect of self-insured risks, the Company has established provisions which are believed to be adequate in the light of current information and legal advice, and the Company adjusts such provisions from time to time according to developments.

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

Inquiries and Investigations—In April 2005, the Company entered into an Assurance of Discontinuance (“NY AOD”) with the New York Attorney General and the New York Superintendent of Insurance resolving the investigation commenced by the New York Attorney General in April 2004 which concerned, among other things, arrangements pursuant to which insurers compensated insurance brokers for distribution and other services provided to insurers and, as the investigation of brokers and insurers continued, broadened into an investigation of other possible violations of law, including violations of fiduciary duty, securities laws, and antitrust laws. Pursuant to the NY AOD, the Company has paid $50 million into a fund for eligible customers. The Company has also agreed to continue certain business reforms it had already implemented and to implement certain other business reforms. These reforms include an agreement not to accept contingent compensation; and an undertaking to disclose to customers any compensation the Company will receive in connection with providing policy placement services to the customer. The Company also resolved a similar investigation commenced by the Minnesota Attorney General by entering into an Assurance of Discontinuance pursuant to which the Company agreed, among other things, to pay $1 million to Minnesota customers and to implement the business reforms described in the NY AOD. On October 1, 2005, the Company mailed letters to customers who were eligible to receive distributions out of the fund. In March 2006 checks were mailed to eligible customers who elected to participate in the fund. Eligible customers that elected to participate represented 87.93 percent of the $51 million fund. As required by the AOD, the remaining funds were redistributed on a pro rata basis to the participating customers. In August 2006, the NY AOD was amended to clarify the permissible means by which the Company may act and be compensated as a managing general agent. The Company continues to respond to requests for documents and information by the regulators and/or attorneys general of more than twenty other states, the District of Columbia, one US city, Canada, and Australia that are conducting

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.   COMMITMENTS AND CONTINGENCIES (Continued)

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

Our operations in nine European countries received questionnaires from either the European Commission pursuant to its Sector Enquiry or, in respect of Norway, the European Free Trade Association Surveillance Authority, related to insurance business practices, including compensation arrangements for brokers. At least 150 other European brokers received similar questionnaires. We responded to the European Commission questionnaires within the timeframe set and filed the European Free Trade Association Surveillance Authority for two of our Norwegian entities within the agreed timeframes. We continue to co-operate with both the European Commission and the European Free Trade Association Surveillance Authority.

In August 2004, a proceeding was commenced in the Superior Court of the State of California, County of San Diego against the Company by United Policyholders, an organization purporting to act in a representative capacity on behalf of the California general public. The complaint alleged that the compensation arrangements between the Company and insurance carriers constituted deceptive trade practices, and it sought both injunctive and equitable relief, including restitution. This action was dismissed in December 2004, but United Policyholders filed an appeal. The dismissal of the complaint was based on the retroactive application of newly passed legislation. In July 2006 the Supreme Court of California confirmed in a ruling that the newly passed legislation applies to cases, like the United Policyholders case, that were pending before the new legislation was enacted. Based on this ruling, United Policyholders agreed to dismiss its case.

Since August 2004, various plaintiffs have filed purported class actions in the United States District Court for the Southern District of New York, the Northern District of Illinois, the Northern District of California, the New Jersey District court, and the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, under a variety of legal theories, including state tort, contract, fiduciary duty and statutory theories, and federal antitrust and RICO theories, and the Company anticipates that further similar suits could be filed. Other than a federal suit in Illinois that was voluntarily dismissed by the plaintiff in May 2005, all of the federal actions have been consolidated into two actions in federal court in New Jersey. One of the consolidated actions addresses employee benefits, while the other consolidated action addresses all other lines of insurance. In addition to the two federal actions, we were also named as a defendant in purported class actions in the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division and Commonwealth of Massachusetts Superior Court Department of the Trial Court. In June 2006 the plaintiff in the Massachusetts state action voluntarily dismissed its complaint with prejudice. Both the consolidated federal actions and the Florida state action name various insurance carriers and insurance brokerage firms, including the Company, as defendants. The complaints seek monetary damages and equitable relief and make allegations regarding the practices and conduct that has been the subject of the investigation of state attorneys general and insurance commissioners, including

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.   COMMITMENTS AND CONTINGENCIES (Continued)

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

Pender Insurance Limited/Captive Insurance Management—In 2004, legal proceedings were commenced in the English Commercial Court by Cable & Wireless Plc and Pender Insurance Limited, its captive insurer, against six of their former employees and certain other individuals and entities, and more recently two of our subsidiaries and one of our former employees. We acted through one of our subsidiaries as an independent captive manager for Pender from 1990 to 2003. The plaintiffs allege a fraudulent conspiracy involving the manner in which Pender was managed, operated or advised by the defendants, which allegedly resulted in substantial damages to the plaintiffs and, in a second claim brought in 2005, negligence with respect to certain reinsurance policies. The 2004 proceedings were settled in January 2006 for an undisclosed amount which was paid in 2006. Pender Mutual Insurance Company Limited (“PMIC”) has recently indicated it has similar claims to Pender but no legal proceedings have yet been commenced by PMIC. If such proceedings are commenced, it is not expected the amount claimed will have a material adverse effect on our results of operations.

Gender Discrimination Class Action—A federal district court action was commenced against us in 2001 on behalf of an alleged nationwide class of present and former female officer and officer equivalent employees alleging that we discriminated against them on the basis of their gender and seeking injunctive relief, money damages, attorneys’ fees and costs. To date the court has denied plaintiffs’ motions to certify a nationwide class or to grant nationwide discovery, but has certified a class of female officers and officer equivalent employees based in our Northeast (New York, New Jersey and Massachusetts) offices. We believe that the purported class consists of approximately 200 women. We filed a petition for an immediate appeal of the class certification ruling which was denied. The parties participated in mediation before a court appointed mediator which has not yet brought about a settlement. The plaintiffs filed a motion to expand the end of the class period to 2004 and beyond, which was denied. We cannot predict at this time what, if any, damages might result from this action.

8.   GAIN ON DISPOSAL OF LONDON HEADQUARTERS

On September 27, 2006 Willis Group Services Limited, a subsidiary of Willis Group Holdings Limited, completed the sale of Ten Trinity Square, the Company’s London headquarters building. The building has been leased back at an annual rental of $12 million until the Company occupies its new London headquarters on Lime Street which is expected to be in early 2008. Gross proceeds were $191 million of which 25 percent was received in cash on completion and 75 percent received as a loan note due on November 27, 2006 which bears interest at a rate of 6 percent per annum. Of the total pre-tax gain on disposal of $121 million, $99 million was recognized in third quarter 2006 and $22 million will be recognized over the life of the lease.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.   NET (LOSS) GAIN ON DISPOSAL OF OPERATIONS

Net gain on disposal of operations in 2005 included a $79 million gain which arose on the sale of the Company’s US wholesale unit Stewart Smith on April 14, 2005. The carrying amounts of the Stewart Smith assets and liabilities disposed of were as follows:

(millions)
Current assets	$93
Fixed assets	1
Current liabilities	(91)

10.   EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net income by the average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company. At September 30, 2006, time-based and performance-based options to purchase 16.2 million and 0.6 million (2005: 12.4 milllion and 1.4 million) shares, respectively, and 0.8 million (2005: 0.3 million) restricted shares, were outstanding.

Basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005 As adjusted (Note 2)	2006	2005 As adjusted (Note 2)
	(millions, except per share data)
Net income	$89	$45	$301	$226
Basic average number of shares outstanding	157	160	157	162
Dilutive effect of potentially issuable shares	2	2	2	2
Diluted average number of shares outstanding	159	162	159	164
Basic earnings per share	$0.57	$0.28	$1.92	$1.40
Dilutive effect of potentially issuable shares	(0.01)	—	(0.03)	(0.02)
Diluted earnings per share	$0.56	$0.28	$1.89	$1.38

Options to purchase 12.9 million shares were not included in the computation of the dilutive effect of stock options for the three and nine month periods ended September 30, 2006 because the effect was antidilutive (three and nine month periods ended September 30, 2005: 6.1 million shares).

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

		Nine months ended September 30,
		2006	2005
		(millions)
	Supplemental disclosures of cash flow information:
	Cash payments for income taxes	$67	$41
	Cash payments for interest	34	12
	Supplemental disclosures of non-cash flow investing and financing activities:
	Issue of stock on acquisition of subsidiaries	$2	$3
	Deferred payments on acquisitions of subsidiaries	8	1
	Issue of loan note receivable on disposal of London headquarters	147	—
	Acquisitions:
	Fair value of assets acquired	$71	$7
Less:	liabilities assumed	(59)	(10)
	cash acquired	(2)	—
	Net assets (liabilities) assumed, net of cash acquired	$10	$(3)

12.   ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX

The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
		2005		2005
	2006	As adjusted (Note 2)	2006	As adjusted (Note 2)
	(millions)
Net income	$89	$45	$301	$226
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1	(1)	27	(28)
Unrealized holding loss	—	—	(1)	—
Net gain (loss) on derivative instruments (net of tax of $(4), $4, $(3) and $6)	8	(9)	5	(13)
Other comprehensive income (loss) (net of tax of $(4), $4, $(3) and $6)	9	(10)	31	(41)
Comprehensive income	$98	$35	$332	$185

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.   ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX (Continued)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 30, 2006	December 31, 2005 As adjusted (Note 2)
	(millions)
Net foreign currency translation adjustment	$(18)	$(45)
Net minimum pension liability adjustment	(193)	(193)
Net unrealized holding loss	(1)	—
Net unrealized gain (loss) on derivative instruments	4	(1)
Accumulated other comprehensive loss, net of tax	$(208)	$(239)

13.   SEGMENT INFORMATION

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

14.   COMMON STOCK

On July 26, 2006 the Board authorized a new share buyback program for $1 billion. This replaces our previous $500 million buyback program and its remaining $140 million authorization. The program is an open-ended plan to buyback our shares from time to time in the open market or through negotiated sales with persons who are not affiliates of the company. As of September 30, 2006, the Company has repurchased 0.9 million shares for a total consideration of $32 million under the new program. Repurchased shares were subsequently canceled.

15.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$519	$—	$519
Investment income	—	—	4	36	(16)	24
Total revenues	—	—	4	555	(16)	543
EXPENSES
Salaries and benefits (including share-based compensation of $7 in other)	—	—	—	(386)	3	(383)
Other operating expenses	—	3	(3)	(144)	6	(138)
Depreciation expense and amortization of intangible assets	—	—	(3)	(12)	(2)	(17)
Gain on disposal of London headquarters	—	—	—	99	—	99
Net loss on disposal of operations	—	—	—	(7)	—	(7)
Total expenses	—	3	(6)	(450)	7	(446)
OPERATING INCOME (LOSS)	—	3	(2)	105	(9)	97
Investment income from Group undertakings	—	53	4	23	(80)	—
Interest expense, net	(1)	(48)	(16)	(30)	86	(9)
(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	8	(14)	98	(3)	88
INCOME TAXES	—	10	7	(31)	11	(3)
(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	18	(7)	67	8	85
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	—	—	—	6	—	6
MINORITY INTEREST, NET OF TAX	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	90	59	20	—	(169)	—
NET INCOME	$89	$77	$13	$73	$(163)	$89

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2005 as adjusted (Note 2)
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$469	$—	$469
Investment income	—	—	4	26	(12)	18
Total revenues	—	—	4	495	(12)	487
EXPENSES
Salaries and benefits (including share-based compensation of $4 in other)	—	—	—	(323)	4	(319)
Other operating expenses	—	(3)	7	(104)	11	(89)
Depreciation expense and amortization of intangible assets	—	—	(1)	(10)	(2)	(13)
Net gain on disposal of operations	—	—	—	8	(8)	—
Total expenses	—	(3)	6	(429)	5	(421)
OPERATING (LOSS) INCOME	—	(3)	10	66	(7)	66
Investment income from Group undertakings	206	1,180	5	152	(1,543)	—
Interest expense, net	—	(47)	(18)	(25)	81	(9)
INCOME (LOSS) BEFORE INCOME TAXES, EQUITY IN NET LOSS OF ASSOCIATES AND MINORITY INTEREST	206	1,130	(3)	193	(1,469)	57
INCOME TAXES	—	(4)	3	(57)	42	(16)
INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	206	1,126	—	136	(1,427)	41
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	—	—	—	5	—	5
MINORITY INTEREST, NET OF TAX	—	—	—	—	(1)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	(161)	(1,099)	(7)	—	1,267	—
NET INCOME (LOSS)	$45	$27	$(7)	$141	$(161)	$45

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,743	$—	$1,743
Investment income	—	—	11	88	(35)	64
Total revenues	—	—	11	1,831	(35)	1,807
EXPENSES
Salaries and benefits (including share-based compensation of $15 in other)	—	—	—	(1,092)	10	(1,082)
Other operating expenses	(1)	23	(3)	(413)	43	(351)
Depreciation expense and amortization of intangible assets	—	—	(5)	(33)	(8)	(46)
Gain on disposal of London head-quarters	—	—	—	99	—	99
Net loss on disposal of operations	—	—	—	(7)	—	(7)
Total expenses	(1)	23	(8)	(1,446)	45	(1,387)
OPERATING (LOSS) INCOME	(1)	23	3	385	10	420
Investment income from Group undertakings	—	162	49	89	(300)	—
Interest expense, net	(1)	(145)	(46)	(79)	244	(27)
(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(2)	40	6	395	(46)	393
INCOME TAXES	—	(6)	17	(115)	3	(101)
(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(2)	34	23	280	(43)	292
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	—	—	—	20	—	20
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(9)	(11)
EQUITY ACCOUNT FOR SUBSIDIARIES	303	243	(17)	—	(529)	—
NET INCOME	$301	$277	$6	$298	$(581)	$301

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2005 as adjusted (Note 2)
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,650	$—	$1,650
Investment income	—	—	9	79	(33)	55
Total revenues	—	—	9	1,729	(33)	1,705
EXPENSES
Salaries and benefits (including share-based compensation of $13 in other)	—	—	—	(1,074)	46	(1,028)
Other operating expenses	(1)	(18)	5	(289)	(9)	(312)
Regulatory settlements	—	—	(51)	—	—	(51)
Depreciation expense and amortization of intangible assets	—	—	(3)	(30)	(7)	(40)
Net gain on disposal of operations	—	—	—	129	(51)	78
Total expenses	(1)	(18)	(49)	(1,264)	(21)	(1,353)
OPERATING (LOSS) INCOME	(1)	(18)	(40)	465	(54)	352
Investment income from Group undertakings	206	1,287	87	204	(1,784)	—
Interest expense, net	—	(139)	(41)	(76)	235	(21)
INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	205	1,130	6	593	(1,603)	331
INCOME TAXES	—	—	30	(140)	(5)	(115)
INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	205	1,130	36	453	(1,608)	216
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	—	—	—	17	—	17
MINORITY INTEREST, NET OF TAX	—	—	—	(1)	(6)	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	21	(955)	(89)	—	1,023	—
NET INCOME (LOSS)	$226	$175	$(53)	$469	$(591)	$226

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at September 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$20	$133	$—	$154
Fiduciary funds—restricted	—	—	73	1,962	—	2,035
Accounts receivable	59	2,311	1,531	10,780	(5,243)	9,438
Fixed assets	—	—	17	141	—	158
Goodwill and other intangible assets	—	—	—	229	1,374	1,603
Investments in associates	—	—	—	178	(5)	173
Deferred tax assets	—	—	4	241	(58)	187
Receivable from sale of London headquarters	—	—	—	147	—	147
Other assets	—	108	1	464	(46)	527
Equity accounted subsidiaries	1,496	2,210	727	2,304	(6,737)	—
TOTAL ASSETS	$1,556	$4,629	$2,373	$16,579	$(10,715)	$14,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$34	$2,999	$1,755	$11,502	$(5,234)	$11,056
Deferred revenue and accrued expenses	—	1	3	344	(15)	333
Income taxes payable	—	151	—	145	(90)	206
Long-term debt	—	—	635	—	—	635
Other liabilities	39	—	52	548	45	684
Total liabilities	73	3,151	2,445	12,539	(5,294)	12,914
MINORITY INTEREST	—	—	—	2	23	25
STOCKHOLDERS’ EQUITY	1,483	1,478	(72)	4,038	(5,444)	1,483
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,556	$4,629	$2,373	$16,579	$(10,715)	$14,422

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2005 as adjusted (Note 2)
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$42	$19	$131	$—	$193
Fiduciary funds—restricted	—	—	55	1,508	—	1,563
Accounts receivable	234	2,988	1,539	9,030	(5,765)	8,026
Fixed assets	—	—	15	197	—	212
Goodwill and other intangible assets	—	—	2	211	1,371	1,584
Investments in associates	—	—	—	149	(20)	129
Deferred tax assets	—	—	—	232	(58)	174
Other assets	1	68	3	265	(24)	313
Equity accounted subsidiaries	1,118	1,886	714	2,134	(5,852)	—
TOTAL ASSETS	$1,354	$4,984	$2,347	$13,857	$(10,348)	$12,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$62	$3,772	$1,763	$9,313	$(5,762)	$9,148
Deferred revenue and accrued expenses	1	—	2	379	(15)	367
Income taxes payable	—	92	—	137	(76)	153
Long-term debt	—	—	600	—	—	600
Other liabilities	35	—	60	508	42	645
Total liabilities	98	3,864	2,425	10,337	(5,811)	10,913
MINORITY INTEREST	—	—	—	2	23	25
STOCKHOLDERS’ EQUITY	1,256	1,120	(78)	3,518	(4,560)	1,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,354	$4,984	$2,347	$13,857	$(10,348)	$12,194

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$39	$(52)	$99	$—	$84
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(47)	—	(47)
Investments in associates	—	—	—	(25)	—	(25)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	4	—	4
Proceeds on disposal of fixed assets	—	—	—	49	—	49
Other	—	—	(6)	(19)	—	(25)
Net cash used in investing activities	—	—	(6)	(38)	—	(44)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from drawdown on revolving credit facility	—	—	35	—	—	35
Repurchase of shares	(32)	—	—	—	—	(32)
Amounts owed by and to Group undertakings	136	(81)	(25)	(30)	—	—
Proceeds from issue of shares	6	—	—	6	—	12
Excess tax benefits from share-based payment arrangements	—	—	—	8	—	8
Dividends paid	(108)	—	49	(49)	—	(108)
Net cash provided by (used in) financing activities	2	(81)	59	(65)	—	(85)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(42)	1	(4)	—	(45)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	42	19	131	—	193
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$20	$133	$—	$154

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2005 as adjusted (Note 2)
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$(5)	$(35)	$26	$—	$(16)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of subsidiaries, net of cash acquired	(5)	—	—	(20)	—	(25)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	97	—	97
Cash flow on intragroup transfer of subsidiary	57	—	—	(57)	—	—
Proceeds on disposal of fixed assets	—	—	2	2	—	4
Other	—	—	(3)	(14)	—	(17)
Net cash provided by (used in) investing activities	52	—	(1)	8	—	59
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	—	—	(450)	—	—	(450)
Senior notes issued, net of debt issuance costs	—	—	594	—	—	594
Repurchase of shares	(306)	—	—	—	—	(306)
Amounts owed by and to Group undertakings	14	(28)	(200)	214	—	—
Proceeds from issue of shares	24	—	—	8	—	.32
Excess tax benefits from share-based payment arrangements	—	—	—	36	—	36
Dividends paid	105	(35)	84	(255)	—	(101)
Other	46	10	—	(56)	—	—
Net cash (used in) provided by financing activities	(117)	(53)	28	(53)	—	(195)
DECREASE IN CASH AND CASH EQUIVALENTS	(67)	(58)	(8)	(19)	—	(152)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(14)	—	(14)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79	58	14	200	—	351
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12	$—	$6	$167	$—	$185

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

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

The entities included in the Other Guarantors column are TA I Limited, TA II Limited and TA III Limited.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$519	$—	$519
Investment income	—	—	—	40	(16)	24
Total revenues	—	—	—	559	(16)	543
EXPENSES
Salaries and benefits (including share-based compensation of $7 in other)	—	—	—	(386)	3	(383)
Other operating expenses	—	—	—	(144)	6	(138)
Depreciation expense and amortization of intangible assets	—	—	—	(15)	(2)	(17)
Gain on disposal of London headquarters	—	—	—	99	—	99
Net loss on disposal of operations	—	—	—	(7)	—	(7)
Total expenses	—	—	—	(453)	7	(446)
OPERATING INCOME	—	—	—	106	(9)	97
Investment income from Group undertakings	—	—	41	39	(80)	—
Interest expense, net	(1)	—	(9)	(85)	86	(9)
(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	32	60	(3)	88
INCOME TAXES	—	—	(11)	(3)	11	(3)
(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(1)	—	21	57	8	85
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	—	—	—	6	—	6
MINORITY INTEREST, NET OF TAX	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	90	77	62	—	(229)	—
NET INCOME	$89	$77	$83	$63	$(223)	$89

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statements of Operations

	Three months ended September 30, 2005 as adjusted (Note 2)
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$469	$—	$469
Investment income	—	—	—	30	(12)	18
Total revenues	—	—	—	499	(12)	487
EXPENSES
Salaries and benefits (including share-based compensation of $4 in other)	—	—	—	(323)	4	(319)
Other operating expenses	—	—	—	(100)	11	(89)
Depreciation expense and amortization of intangible assets	—	—	—	(11)	(2)	(13)
Net gain on disposal of operations	—	—	—	8	(8)	—
Total expenses	—	—	—	(426)	5	(421)
OPERATING INCOME	—	—	—	73	(7)	66
Investment income from Group undertakings	206	618	167	552	(1,543)	—
Interest expense, net	—	—	(7)	(83)	81	(9)
INCOME BEFORE INCOME TAXES, EQUITY IN NET LOSS OF ASSOCIATES AND MINORITY INTEREST	206	618	160	542	(1,469)	57
INCOME TAXES	—	—	(9)	(49)	42	(16)
INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	206	618	151	493	(1,427)	41
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	—	—	—	5	—	5
MINORITY INTEREST, NET OF TAX	—	—	—	—	(1)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	(161)	(591)	(743)	—	1,495	—
NET INCOME (LOSS)	$45	$27	$(592)	$498	$67	$45

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,743	$—	$1,743
Investment income	—	—	—	99	(35)	64
Total revenues	—	—	—	1,842	(35)	1,807
EXPENSES
Salaries and benefits (including share-based compensation of $15 in other)	—	—	—	(1,092)	10	(1,082)
Other operating expenses	(1)	—	(3)	(390)	43	(351)
Depreciation expense and amortization of intangible assets	—	—	—	(38)	(8)	(46)
Gain on disposal of London headquarters	—	—	—	99	—	99
Net loss on disposal of operations	—	—	—	(7)	—	(7)
Total expenses	(1)	—	(3)	(1,428)	45	(1,387)
OPERATING (LOSS) INCOME	(1)	—	(3)	414	10	420
Investment income from Group undertakings	—	—	120	180	(300)	—
Interest expense, net	(1)	—	(26)	(244)	244	(27)
(LOSS) INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(2)	—	91	350	(46)	393
INCOME TAXES	—	—	(35)	(69)	3	(101)
(LOSS) INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	(2)	—	56	281	(43)	292
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	—	—	—	20	—	20
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(9)	(11)
EQUITY ACCOUNT FOR SUBSIDIARIES	303	277	236	—	(816)	—
NET INCOME	$301	$277	$292	$299	$(868)	$301

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statements of Operations

	Nine months ended September 30, 2005 as adjusted (Note 2)
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,650	$—	$1,650
Investment income	—	—	—	88	(33)	55
Total revenues	—	—	—	1,738	(33)	1,705
EXPENSES
Salaries and benefits (including share-based compensation of $13 in other)	—	—	—	(1,074)	46	(1,028)
Other operating expenses	(1)	—	—	(302)	(9)	(312)
Regulatory settlements	—	—	—	(51)	—	(51)
Depreciation expense and amortization of intangible assets	—	—	—	(33)	(7)	(40)
Net gain on disposal of operations	—	—	—	129	(51)	78
Total expenses	(1)	—	—	(1,331)	(21)	(1,353)
OPERATING (LOSS) INCOME	(1)	—	—	407	(54)	352
Investment income from Group undertakings	206	618	246	714	(1,784)	—
Interest expense, net	—	—	(19)	(237)	235	(21)
INCOME BEFORE INCOME TAXES, EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	205	618	227	884	(1,603)	331
INCOME TAXES	—	—	(23)	(87)	(5)	(115)
INCOME BEFORE EQUITY IN NET INCOME OF ASSOCIATES AND MINORITY INTEREST	205	618	204	797	(1,608)	216
EQUITY IN NET INCOME OF ASSOCIATES, NET OF TAX	—	—	—	17	—	17
MINORITY INTEREST, NET OF TAX	—	—	—	(1)	(6)	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	21	(443)	(629)	—	1,051	—
NET INCOME (LOSS)	$226	$175	$(425)	$813	$(563)	$226

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at September 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$—	$153	$—	$154
Fiduciary funds—restricted	—	—	—	2,035	—	2,035
Accounts receivable	59	3	1,535	13,084	(5,243)	9,438
Fixed assets	—	—	—	158	—	158
Goodwill and other intangible assets	—	—	—	229	1,374	1,603
Investments in associates	—	—	—	178	(5)	173
Deferred tax assets	—	—	—	245	(58)	187
Receivable from sale of London headquarters	—	—	—	147	—	147
Other assets	—	—	—	573	(46)	527
Equity accounted subsidiaries	1,496	1,476	781	4,940	(8,693)	—
TOTAL ASSETS	$1,556	$1,479	$2,316	$21,742	$(12,671)	$14,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$34	$1	$663	$15,592	$(5,234)	$11,056
Deferred revenue and accrued expenses	—	—	—	348	(15)	333
Income taxes payable	—	—	114	182	(90)	206
Long-term debt	—	—	—	635	—	635
Other liabilities	39	—	—	600	45	684
Total liabilities	73	1	777	17,357	(5,294)	12,914
MINORITY INTEREST	—	—	—	2	23	25
STOCKHOLDERS’ EQUITY	1,483	1,478	1,539	4,383	(7,400)	1,483
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,556	$1,479	$2,316	$21,742	$(12,671)	$14,422

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2005 as adjusted (Note 2)
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$3	$189	$—	$193
Fiduciary funds—restricted	—	—	—	1,563	—	1,563
Accounts receivable	234	635	1,626	11,296	(5,765)	8,026
Fixed assets	—	—	—	212	—	212
Goodwill and other intangible assets	—	—	—	213	1,371	1,584
Investments in associates	—	—	—	149	(20)	129
Deferred tax assets	—	—	—	232	(58)	174
Other assets	1	—	—	336	(24)	313
Equity accounted subsidiaries	1,118	1,116	445	4,773	(7,452)	—
TOTAL ASSETS	$1,354	$1,751	$2,074	$18,963	$(11,948)	$12,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$62	$631	$848	$13,369	$(5,762)	$9,148
Deferred revenue and accrued expenses	1	—	—	381	(15)	367
Income taxes payable	—	—	79	150	(76)	153
Long-term debt	—	—	—	600	—	600
Other liabilities	35	—	—	568	42	645
Total liabilities	98	631	927	15,068	(5,811)	10,913
MINORITY INTEREST	—	—	—	2	23	25
STOCKHOLDERS’ EQUITY	1,256	1,120	1,147	3,893	(6,160)	1,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,354	$1,751	$2,074	$18,963	$(11,948)	$12,194

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$—	$90	$(4)	$—	$84
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(47)	—	(47)
Investments in associates	—	—	—	(25)	—	(25)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	4	—	4
Proceeds on disposal of fixed assets	—	—	—	49	—	49
Other	—	—	—	(25)	—	(25)
Net cash used in investing activities	—	—	—	(44)	—	(44)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from drawdown on revolving credit facility	—	—	—	35	—	35
Repurchase of shares	(32)	—	—	—	—	(32)
Amounts owed by and to Group undertakings	136	—	(93)	(43)	—	—
Proceeds from issue of shares	6	—	—	6	—	12
Excess tax benefits from share-based payment arrangements	—	—	—	8	—	8
Dividends paid	(108)	—	—	—	—	(108)
Net cash provided by (used in) financing activities	2	—	(93)	6	—	(85)
DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(3)	(42)	—	(45)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	3	189	—	193
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$—	$153	$—	$154

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2005 as adjusted (Note 2)
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$—	$101	$(115)	$—	$(16)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of subsidiaries, net of cash acquired	(5)	—	—	(20)	—	(25)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	97	—	97
Cashflow on intra-group transfer of subsidiary	57	—	—	(57)	—	—
Proceeds on disposal of fixed assets	—	—	—	4	—	4
Other	—	—	—	(17)	—	(17)
Net cash provided by investing activities	52	—	—	7	—	59
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	—	—	—	(450)	—	(450)
Senior notes issued, net of debt issuance costs	—	—	—	594	—	594
Repurchase of shares	(306)	—	—	—	—	(306)
Amounts owed by and to Group undertakings	14	—	(21)	7	—	—
Proceeds from issue of shares	24	—	—	8	—	32
Excess tax benefits from share-based payment arrangements	—	—	—	36	—	36
Dividends paid	105	—	(80)	(126)	—	(101)
Other	46	—	—	(46)	—	—
Net cash (used in) provided by financing activities	(117)	—	(101)	23	—	(195)
DECREASE IN CASH AND CASH EQUIVALENTS	(67)	—	—	(85)	—	(152)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(14)	—	(14)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79	—	—	272	—	351
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12	$—	$—	$173	$—	$185

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

SHAPING OUR FUTURE

At our ‘Shaping our Future’ Investor day in June 2006, we set out our strategy for the next five years. We aim to deliver strong revenue and profit growth by:

•       Driving revenue growth by

•        defining our core segments and how we will deliver value to our clients;

•        creating the most appropriate fee and commission structure;

•        enhancing our sales process; and

•        fully implementing our Client Advocacy program.

•       Creating the optimal platform by

•        enhancing our service model, processes and technology; and

•        determining the right locations for our administration centers and resourcing them so that they can deliver the right level of service value efficiently and cost effectively.

•       Truly becoming the employer of choice by creating

•        a clear path of career development for our people; and

•        a reward and recognition framework that recognizes team work.

•       Attaining our financial goals by

•        further controlling our expenses by re-examining everything we do on a day-to-day basis and whether we can do it more efficiently;

•        focusing on client profitability; and

•        enhancing our capital structure.

Through this strategy, we expect to deliver significant financial growth over the next five years; in particular we have set ourselves the following targets by the end of 2010:

•       salaries and benefits as a percentage of revenues to be less than 54 percent;

•       adjusted operating margin (operating margin excluding net gains and losses on disposals and other one-time items) to be 28 percent or better; and

•       to have industry leading organic revenue growth.

SUMMARY

Market overview

The insurance market remains highly competitive and, outside of catastrophe-exposed markets, rates in most sectors have declined and we expect to see a further decline in the fourth quarter. In the reinsurance market, Marine, Energy and catastrophe-exposed American and Caribbean Property terms and conditions have significantly tightened. Capacity in these markets remains inadequate which, together with the shortage of retrocessional reinsurance, has led to significant rate increases. However, in many other sectors of the reinsurance market, pricing and terms continue to soften.

Results for third quarter 2006

Net income for third quarter 2006 was $89 million, or $0.56 per diluted share, compared with $45 million, or $0.28 per diluted share, in 2005. Total revenues at $543 million for third quarter 2006 were $56 million, or 11 percent, higher than in 2005 reflecting strong organic growth in commissions and fees across all business units.

Operating margin for third quarter 2006 was 18 percent compared with 14 percent in 2005. Third quarter 2006 margin was impacted by:

•       a $99 million pre-tax gain on the sale of our London Headquarters (equivalent to 18 percent of revenues); and

•       significant expenditure to launch our ‘Shaping Our Future’ strategic initiatives. We expect total spend on these initiatives to be approximately $95 million in the second half of 2006, of which $84 million was incurred in the third quarter, see ‘Strategic initiative expenditure’ below.

The year on year improvement in third quarter margin also reflected reduced pension charges and the benefit of net new business and increased productivity from recent hires, partly offset by the impact of lower market remuneration and a change in the phasing of incentive compensation, as discussed in ‘General and administrative expenses’ below.

Results for the nine months ended September 30, 2006

Net income for the nine months ended September 30, 2006 was $301 million, or $1.89 per diluted share, compared with $226 million, or $1.38 per diluted share, in 2005. Total revenues at $1,807 million were $102 million, or 6 percent, higher than in 2005 as organic revenue growth of 8 percent, reflecting net new business growth, more than offset an adverse impact from foreign currency translation and a further reduction in market remuneration.

Operating margin for the nine months ended September 30, 2006 was 23 percent compared with 21 percent in 2005. Our margins in 2006 and 2005 have been impacted by a number of significant items:

•       the $99 million profit on the sale of our London headquarters in third quarter 2006 (equivalent to 5 percent of revenues);

•       a $79 million gain on the sale of Stewart Smith in second quarter 2005 (equivalent to 5 percent of revenues);

•       $88 million of expenditure in 2006 in support of our ‘Shaping Our Future’ strategic initiatives, see ‘Strategic initiative expenditure’ below (equivalent to 5 percent of revenues); and

•       first quarter 2005 charges for: regulatory settlements and related costs, $60 million; the first quarter 2005 headcount reduction program, $28 million; and a $20 million additional charge for legal provisions following the March 31, 2005 review of legal proceedings (in total, equivalent to 6 percent of revenues).

The year on year improvement in 2006 operating margin also reflected lower pension charges than in 2005, the benefit of net new business and increased productivity from recent hires, partly offset by the impact of lower market remuneration and a change in the phasing of incentive compensation, as discussed in ‘General and administrative expenses’ below.

Sale of Ten Trinity Square

In September 2006, we completed the sale of Ten Trinity Square, our UK head office building. The building has been leased back until we move into our new head office on Lime Street in early 2008. Gross proceeds were $191 million of which 25 percent was received in cash, with the balance due on November 27, 2006 including interest at a rate of 6 percent per annum. We recognized a pre-tax gain on disposal of $99 million in third quarter 2006 and an additional $22 million has been deferred and will be recognized over the two year expected life of the lease. While there is no cash tax payable on the disposal due to capital losses carried forward, we recognized a tax charge of $8 million on the disposal. The sale of our building contributed $0.57 to earnings per diluted share.

Strategic initiative expenditure

We incurred $84 million of costs in third quarter 2006 on initiatives to support our ‘Shaping Our Future’ strategy set out above. These costs relate to the following initiatives:

Initiative	Expenditure	Description
	($ million)
International efficiency review	25	Including severance costs, property closure costs and external fees for specialist cost reduction assistance
Data Center Consolidation and Willis client service platform rollout	10	Primarily severance costs and non-capital
		contractor fees
Real estate rationalization	9	Primarily lease termination costs
Reinsurance	9	Costs relating to designing value processes, severance costs and recruitment of specialist analytics and advisory skills
Shaping our Future, London	7	Including professional fees for the design of new London Market processes
UK Small Commercial	6	Primarily severance costs
Other	18	Including business closure costs, contractor costs and claims re-organization in the UK

Analyzed by type of expenditure, the $84 million of costs in third quarter 2006 comprises:

$ million
Salaries and benefits, including severance costs of $25 million	43
Other operating expenses	32
Depreciation expense and amortization of intangible assets	2
Net loss on disposal of operations	7
Total expenses	84

In addition to the expenditure in the third quarter, we incurred professional fees for platform redesign of $4 million in the first half of the year, giving a total spend on our Shaping Our Future initiatives for the nine months to September 30, 2006 of $88 million. We expect to incur additional costs in fourth quarter 2006, primarily relating to severance. Consequently, we expect full year 2006 strategic expenditure to be in the range of $95 to $100 million.

We expect this expenditure will lead directly to annualized benefits of approximately $60 million of which approximately $20 million will be recognized in 2007. These benefits include cost reductions attributable to the elimination of 383 positions. The benefit of these will be partly offset by additional real estate costs related to our new London and New York headquarters. Net of these real estate costs, we expect the net benefit from these strategic initiatives to be approximately $20 million in 2007, $30 million to $40 million in 2008 and $40 million by 2009.

Future outlook

We anticipate that there will be continued organic growth in commissions and fees during the remainder of 2006. We also anticipate that full year 2006 operating margin will be impacted by additional fourth quarter expenses related to our strategic initiatives. As discussed in ‘Results for the nine months ended September 30, 2006’ above, our 2006 and 2005 operating margins have been impacted by a number of significant items. Excluding these items, we expect to see modest operating margin expansion in full year 2006 margin compared with 2005.

In the longer term, we expect to deliver breakout financial performance in the next five years. Specifically, by full year 2010, we have set financial targets of salaries and benefits as a percentage of revenues to be below 54 percent, adjusted operating margin (operating margin excluding net gains and losses on disposals and other one-time items) to be 28 percent or better; and to have industry leading organic revenue growth.

Acquisitions

As announced at our Investor Day in June 2006, we will seek opportunities to acquire new business revenues of $50 million to $100 million per year over the next five years, with acquisitions focused on targeted geographies and areas that will reinforce our core businesses. During the nine months ended September 30, 2006 we completed six acquisitions with annual revenues of approximately $20 million. In addition, we purchased an additional 5 percent of Gras Savoye & Cie, our French associate, for $25 million increasing our ownership to 38 percent.

Cash and financing

Cash at September 30, 2006 was $154 million, $39 million lower than at December 31, 2005. Net cash from operating activities was $84 million despite incremental contributions to the UK and US pension schemes totaling $165 million. This, together with a $35 million drawdown of our revolving credit facility, the initial $49 million received from the sale of our London headquarters and the use of cash in hand, was used to fund dividends of $108 million, acquisitions totaling $72 million and share buybacks of $32 million.

Total debt at September 30, 2006 was $635 million and stockholders’ equity was $1.5 billion. The capitalization ratio (total debt to total debt and stockholders’ equity) was 30 percent at September 30, 2006.

We commenced a buyback under our existing authorization in third quarter 2006 and through September 30 had purchased 0.9 million shares at a cost of $32 million. Market conditions permitting, we plan to continue to buy back stock in the fourth quarter and to purchase additional stock at a cost of approximately $200 million by December 31, 2006.

BUSINESS AND MARKET OVERVIEW

We provide a broad range of insurance brokerage and risk management consulting services to our worldwide clients. Our core businesses include Aerospace; Captives; Construction; Employee Benefits; Energy; Engineering and Consultancy; Financial Institutions; Fine Art, Jewelry and Specie; Healthcare; Marine; Programs; Real Estate; Reinsurance; and Sports Entertainment.

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

In the first nine months of 2006, the insurance market has remained highly competitive and, outside of catastrophe-exposed markets, rates in most sectors have declined and we expect to see a further decline in the fourth quarter. In the reinsurance market, Marine, Energy and catastrophe-exposed American and Caribbean Property terms and conditions have significantly tightened. Capacity in these markets remains inadequate which, together with the shortage of retrocessional reinsurance, has led to significant rate increases. However, in many other sectors of the reinsurance market, pricing and terms continue to soften.

OPERATING RESULTS

Revenues

				Change attributable to:
				Foreign	Acquisitions	Market	Organic
		2005 as	%	currency	and	remun-	revenue
	2006	adjusted(i)	change	translation	disposals	eration	growth(ii)
	(millions)
Three months ended September 30,
Global	$224	$200	12%	5%	0%	(2)%	9%
North America	185	173	7%	0%	0%	0%	7%
International	110	96	15%	3%	3%	0%	9%
Commissions and fees	$519	$469	11%	3%	1%	(1)%	8%
Investment income	24	18	33%	0%	1%	0%	32%
Total revenues	$543	$487	11%	2%	1%	(1)%	9%
Nine months ended September 30,
Global	$787	$764	3%	(1)%	(1)%	(3)%	8%
North America	561	515	9%	0%	0%	0%	9%
International	395	371	6%	(4)%	3%	0%	7%
Commissions and fees	$1,743	$1,650	6%	(1)%	0%	(1)%	8%
Investment income	64	55	16%	(5)%	0%	0%	21%
Total revenues	$1,807	$1,705	6%	(1)%	0%	(1)%	8%

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

Third quarter 2006 revenues at $543 million were $56 million, or 11 percent, higher than in third quarter 2005 with organic revenue growth of 9 percent, reflecting strong net new business growth, and a 3 percent benefit from foreign currency translation and net acquisitions and disposals more than offsetting a 1 percent decrease attributable to market remuneration. Revenues for the nine months ended September 30, 2006 were $1,807 million, or 6 percent, higher than in 2005 with an 8 percent increase attributable to organic revenues more than offsetting the adverse impact of foreign currency translation and market remuneration.

Our Global and International operations earn a significant portion of their revenues in currencies other than the US dollar. In third quarter 2006, reported revenues benefited from the year on year effect of foreign currency translation, in particular due to the weakening of the dollar against both sterling and the euro, compared with third quarter 2005. However, for the nine months ended September 30, 2006 there was a net adverse impact of 1 percent as the third quarter benefit was more than offset by a 2 percent adverse year on year impact of foreign currency translation in the first six months of 2006.

Net acquisitions and disposals added 1 percent to total revenues in third quarter 2006 mainly reflecting the benefit of acquisitions in: International, including Nicon in Sweden, Assesores in Peru and Athos in Brazil; and Global, including Gueits Adams and International Insurance Brokers Inc. For the first nine months of 2006, the benefit of these acquisitions was offset by the impact of the Stewart Smith sale in April 2005.

Market remuneration continues to decline and at $1 million in third quarter 2006 was $3 million lower than in third quarter 2005, equivalent to a 1 percent revenue reduction. For the nine months ended September 30, 2006, market remuneration at $6 million was $17 million lower than in 2005, equivalent to a 1 percent revenue reduction.

Organic revenues in third quarter 2006 were 9 percent higher than in third quarter 2005 and 8 percent higher for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 reflecting strong net new business growth in all our operations. There was no net impact from rates and other market factors in the third quarter as the impact of generally declining rates was offset by other market factors, such as higher insureds and changes in limits or exposures, together with significant rate increases in areas with exposures to windstorm and catastrophe.

Global:   Organic revenues were 9 percent higher in third quarter 2006 and 8 percent higher for the nine months ended September 30, 2006 compared with 2005 reflecting net new business growth. Global Specialties, Finex, which is our financial and executive risk division, Niche, Aerospace and Construction all continued to show strong growth.

After a mixed first quarter, there has been strong second and third quarter growth in Reinsurance compared with 2005. In Marine, Energy and catastrophe-exposed American and Caribbean Property, terms and conditions have significantly tightened. Capacity in these markets remains inadequate which, together with the shortage of retrocessional reinsurance, has led to significant rate increases. However, in many other sectors of the reinsurance market, pricing and terms continue to soften.

Elsewhere our Global Employee Benefits practice and Global Energy practice performed well. These are two areas we have identified as high growth potential and are investing in. Our UK and Ireland business also performed well; in particular Corporate Risk Solutions showed good growth.

North America:   North America reported 7 percent organic growth in third quarter 2006 and 9 percent for the nine months ended September 30, 2006, with strong growth across the business reflecting the results of our hiring strategy over the past two years and our sales culture. Geographies doing particularly well in the third quarter include the Southeast, South Central (Texas) and the West. Our Executive Risks and Employee Benefits practices also continued to perform well.

International:   Organic revenue growth in commissions and fees was 9 percent for third quarter 2006 and 7 percent for the nine months ended September 30, 2006 compared with 2005 reflecting good business growth despite a declining rate environment. Latin America (in particular Venezuela, Mexico and Brazil) and Asia (Singapore, Hong Kong, Korea and China) continued to perform well.

General and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(millions, except percentages)
Salaries and benefits	$383	$319	$1,082	$1,028
Other	138	89	351	312
General and administrative expenses	$521	$408	$1,433	$1,340
Salaries and benefits as a percentage of revenues	71%	66%	60%	60%
Other as a percentage of revenues	25%	18%	19%	18%

Third quarter 2006

General and administrative expenses at $521 million were $113 million, or 28 percent, higher than in third quarter 2005 of which 4 percent was attributable to the impact of foreign currency translation and 1 percent to acquisitions net of disposals.

Of the 23 percent underlying growth in general and administrative expenses, $75 million or 19 percentage points was attributable to the third quarter 2006 expenditure on strategic initiatives as described in ‘Strategic initiative expenditure’ above, of which $43 million related to salaries and benefits and $32 million to other operating expenses.

Salaries and benefits were 71 percent of third quarter 2006 revenues, compared with 66 percent in third quarter 2005, mainly reflecting:

•       the $43 million salaries and benefits charge for third quarter 2006 strategic initiative expenditure, equivalent to approximately 8 percentage points;

•       a change in phasing of our formula based compensation which has led to a more even accrual of incentive compensation in 2006 compared with 2005. As anticipated at our Investor Day in June 2006, this has had an adverse impact on third quarter 2006 compensation, equivalent to approximately 1 percentage point; and

•       the $3 million reduction in market remuneration, equivalent to approximately 1 percentage point;

partly offset by the benefit of

•       a $7 million reduction in pension charges, equivalent to approximately 1 percentage point; and

•       the benefit of net new business and an increased revenue contribution from our recent hires.

Net headcount on an FTE basis at September 30, 2006 was approximately 13,000, compared with 12,800 at December 31, 2005. For the twelve months to September 30, 2006 average revenues per employee were approximately $183,000 compared with $174,000 per employee for fiscal 2005.

Other expenses were 25 percent of revenues in third quarter 2006 compared with 18 percent in 2005, of which 6 percentage points was attributable to third quarter 2006 strategic initiative expenditure.

Nine months ended September 30, 2006

General and administrative expenses at $1,433 million for the nine months ended September 30, 2006 were $93 million, or 7 percent, higher than in 2005. Foreign currency translation had a net 1 percent favorable impact.

General and administrative expenses have been adversely impacted by significant charges in both 2006 and 2005. In 2006 we incurred $79 million of expenditure on strategic initiatives, as discussed above, and in 2005 we incurred charges for regulatory settlements and related costs, $60 million; the first quarter 2005 headcount reduction program, $28 million; and a $20 million additional charge for legal provisions.

Salaries and benefits were $1,082 million in the first nine months of 2006 compared with $1,028 million in 2005. The compensation ratio (salaries and benefits as a percentage of revenues) at 60 percent was in line with 2005 and was mainly impacted by:

•       severance:

severance costs were $30 million in 2006 of which $25 million related to the third quarter strategic initiatives under which 383 positions have been eliminated. Severance costs were also $30 million in 2005 of which $28 million related to a headcount reduction program in first quarter 2005 under which approximately 500 positions were eliminated. We do not expect to initiate a major headcount reduction program in 2007 and therefore expect severance costs will be significantly lower in 2007 compared with both 2006 and 2005;

•       pensions:

the pension charge for the first nine months of 2006 was $25 million lower than in 2005 which was mainly attributable to an increased return on assets in the UK plan due to higher asset levels, reflecting the good returns in 2005 and increased contributions by the Company, and an increase in the expected rate of return assumption from 7.25 percent to 7.75 percent. In addition, the US charge benefited from savings attributable to the 2005 headcount reduction program; and

•       the benefit of net new business and an increased revenue contribution from our recent hires;

offset by

•       a $17 million reduction in market remuneration; and

•       the change in phasing of our formula-based compensation which had a net adverse impact on the first nine months of 2006 compared with 2005.

Other expenses at $351 million were $39 million, or 13 percent, higher than in 2005 of which 1 percent was attributable to the impact of net acquisitions and disposals and 1 percent to foreign currency translation.

As a percentage of revenues, other expenses were 19 percent of revenues for the first nine months of 2006 compared with 18 percent in 2005 with the net increase mainly attributable to:

•       the $33 million expenditure on strategic initiatives in 2006; and

•  the cost of our Group sales conference in January 2006; partly offset by

•       an additional $20 million provision for legal claims following the March 31, 2005 review of legal proceedings and $9 million of legal costs relating to the 2005 regulatory settlements.

Operating income and margin

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(millions, except percentages)
Revenues	$543	$487	$1,807	$1,705
Operating income	97	66	420	352
Operating margin or operating income as a percentage of revenues	18%	14%	23%	21%

Third quarter 2006

Operating margin was 18 percent in third quarter 2006 compared with 14 percent in 2005. Third quarter 2006 margin was impacted by:

•       the $99 million pre-tax gain on the sale of our London Headquarters (equivalent to 18 percent of revenues); and

•       $84 million of expenditure to launch our ‘Shaping Our Future’ strategic initiatives.

The year on year improvement in third quarter margin also reflected reduced pension charges and the benefit of net new business and increased productivity from recent hires, partly offset by the impact of lower market remuneration and the change in phasing of incentive compensation.

Nine months ended September 30, 2006

Operating margin for the nine months ended September 30, 2006 was 23 percent compared with 21 percent in 2005. Our margins in 2006 and 2005 have been impacted by a number of significant items:

•       the $99 million profit on the sale of our London headquarters in third quarter 2006 (equivalent to 5 percent of revenues);

•       the $79 million gain on the sale of Stewart Smith in second quarter 2005 (equivalent to 5 percent of revenues);

•       first quarter 2005 charges for: regulatory settlements and related costs, $60 million; the first quarter 2005 headcount reduction program, $28 million; and a $20 million additional charge for legal provisions following the March 31, 2005 review of legal proceedings (in total, equivalent to 6 percent of revenues); and

•       $88 million of expenditure in 2006 in support of our ‘Shaping Our Future’ strategic initiatives (equivalent to 5 percent of revenues).

The year on year improvement in 2006 operating margin also reflected lower pension charges, the benefit of net new business and increased productivity from recent hires, partly offset by the impact of lower market remuneration and the change in the phasing of incentive compensation.

Income taxes

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(millions, except percentages)
Income before taxes	$88	$57	$393	$331
Income taxes	3	16	101	115
Effective tax rate	3%	28%	26%	35%

Third quarter 2006

The effective tax rate for third quarter 2006 was 3 percent and benefited primarily from the low tax rate on the sale of our London headquarters and the resolution of tax issues surrounding prior debt refinancings.

Nine months ended September 30, 2006

The effective tax rate for the nine months ended September 30, 2006 was 26 percent compared with 35 percent in 2005. Excluding the tax effects of the gain on sale of our London headquarters, net losses on disposals, the amortization of intangibles and share-based compensation (the tax effect of which is calculated on an item by item basis), we provided tax at a rate of 32 percent for the first six months of 2006. However, taking into account the third quarter release of current tax provisions related to prior debt refinancing and the favorable resolution of tax issues in various jurisdictions, we have provided tax at 31 percent for the first nine months of 2006. The lower year to date tax rate contributed $0.02 to third quarter earnings per diluted share.

The higher effective tax rate in 2005 was mainly attributable to the significantly higher tax rate on the disposal of Stewart Smith in second quarter 2005, partly offset by the impact of the first quarter regulatory and related legal expenses which were relieved at a higher tax rate. In addition, our expected full year tax rate in 2006 is approximately 1 percent lower than in 2005 after excluding the tax effects of the gain on sale of our London headquarters, net losses on disposals, the amortization of intangibles and share-based compensation.

Net income and earnings per diluted share

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(millions, except per share data)
Net income	$89	$45	$301	$226
Earnings per diluted share	$0.56	$0.28	$1.89	$1.38
Average diluted number of shares outstanding	159	162	159	164

Third quarter 2006 net income was $89 million, or $0.56 per diluted share, compared with $45 million, or $0.28 per diluted share in 2005. Net income for the first nine months of 2006 was $301 million, or $1.89 per diluted share, compared with $226 million, or $1.38 per diluted share in 2005.

Net gains/losses on disposal of operations had a $0.03 adverse impact on earnings per diluted share in both the three and nine month periods ended September 30, 2006: there was no impact on third quarter 2005 earnings per diluted share, but the nine months ended September 30, 2005 included a $0.25 benefit. The profit on disposal of our London headquarters building contributed $0.57 cents to earnings per diluted share in both third quarter 2006 and the nine months ended September 30, 2006.

Foreign currency translation had a negative $0.01 impact on earnings per diluted share in third quarter 2006 compared with third quarter 2005 and reduced earnings per diluted share by $0.04 in the first nine months of 2006 compared with 2005. A 3 million reduction in average diluted share count contributed $0.01 to third quarter 2006 diluted earnings per share and a 5 million reduction in the average share count contributed $0.05 to 2006 diluted earnings per share in the nine months ended September 30, 2006.

ACCOUNTING CHANGES

Share-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123R, using the modified-retrospective transition method. Under that transition method, compensation cost recognized from January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

Results for all prior periods have been retrospectively adjusted to recognize the compensation cost previously reported in the pro forma footnote disclosures under the provisions of FAS 123.

As a consequence of the adoption of FAS 123R, we recognized share-based compensation of $15 million in the first nine months of 2006 compared with $13 million in 2005. We estimate that the full year 2006 charge will be approximately $22 million pre-tax compared with $18 million pre-tax in 2005.

In addition to the income statement, the adoption of FAS 123R impacted our prior period diluted sharecount with diluted sharecount for the first nine months of 2005 being reduced by 2 million to 164 million and full year 2005 diluted sharecount by 1 million to 163 million as proceeds under the treasury stock method were adjusted. The proceeds were adjusted to include average unrecognized compensation cost outstanding in the period and for changes to the calculation of future tax consequences. When we reported previously under APB 25, time options granted at market value gave no rise to an accounting charge and hence there was no increase from unrecognized compensation cost to assumed proceeds under the treasury stock method.

Pensions: market-related value

Effective January 1, 2006, the Company changed the methodology used to determine the market-related value of UK pension plan assets.

FAS 87, Employers’ Accounting for Pensions, requires the expected return on plan assets to be determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. The market-related value of plan assets may either be a fair value or a calculated value that recognizes changes in a systematic and rational manner over not more than five years.

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

In accordance with FAS 154, Accounting Changes and Error Corrections, the change in method of determining the market-related value of plan assets has been applied retrospectively by adjusting all prior periods presented.

The impact of this retrospective adjustment is to increase the UK pension charge for the first nine months of 2005 by $7 million to $32 million and the full year 2005 charge by $10 million to $41 million, with a related adverse impact on diluted earnings per share in the first nine months of 2005 of $0.03 and on full year 2005 diluted earnings per share of $0.04. The increase in the 2005 UK pension charge as a result of the change in accounting methodology is mainly attributable to the recognition under the fair value method of net prior period asset losses brought forward at January 1, 2005 that had previously been deferred under the calculated value methodology. The recognition of these losses:

•       reduces the market related value of assets at January 1, 2005 which consequentially reduces the return on assets leading to an increase in the 2005 pension charge; and

•       increases actuarial losses at January 1, 2005 which leads to an increased amortization charge and consequently a further increase in the 2005 pension charge.

If we had used the previous calculated value methodology in 2006, the UK pension expense for the first nine months would have been $18 million higher and the expected full year charge approximately $24 million higher. The lower charge under the new fair value methodology mainly reflects the recognition of net asset gains at January 1, 2006 that would have been deferred under the calculated value methodology. The recognition of these gains:

•       increased the market related value of assets at January 1, 2006 which consequentially increased the return on assets leading to a decrease in the 2006 pension charge; and

•       reduced actuarial losses at January 1, 2006 which led to a lower amortization charge and consequently a further decrease in the 2006 pension charge.

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of the Company’s financial condition or operating performance were discussed in our Annual Report included in Current Report on Form 8-K filed on June 21, 2006. Except as described below, there were no significant additions or changes to these assumptions in the first nine months of 2006.

Pensions: expected return on assets

Effective January 1, 2006 we increased our long-term expected rate of return assumption for our UK pension plan assets from 7.25 percent to 7.75 percent. This change reflects management’s best estimate of the longer term performance of the UK fund taking into account average returns over the last ten years, the current asset mix and market expectations. The increase in the long-term rate of return on assets assumption benefited the first nine months 2006 pension expense by approximately $7 million and is expected to benefit the full year charge by approximately $9 million.

NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (‘FASB’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (‘FIN 48’), which clarifies the accounting for uncertainty in tax positions.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (‘FAS 157’). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that the adoption of FAS 157 will have on its financial position and results of operations.

In September 2006, the FASB also issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (‘FAS 158’). FAS 158 requires an employer to:

•       recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation;

•       recognize, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost;

•       measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position; and

•       disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition asset or obligation.

The requirements of FAS 158 are to be applied prospectively upon adoption. The requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after December 15, 2006. Had the provisions of FAS 158 been applied at December 31, 2005, the Company would have recognized an additional unfunded liability of $91 million for its UK and US defined benefit pension plans, additional deferred tax assets of $31 million and an additional $60 million in other comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

On July 26, 2006 the Board authorized a new share buyback program for $1 billion. This replaced our previous $500 million buyback program and its remaining $140 million authorization. We commenced a buyback under this authorization in third quarter 2006 and through September 30 had repurchased and canceled 0.9 million shares at a cost of $32 million, compared with 8.8 million shares for $306 million in the first nine months of 2005. We intend to continue to buy back stock in the fourth quarter and, market conditions permitting, currently plan to purchase additional stock at a cost of approximately $200 million by December 31, 2006.

Operating activities

Net cash provided by operating activities, which excludes fiduciary cash movements, was an $84 million inflow in the first nine months of 2006 compared with a $16 million outflow a year ago. In the first nine months of 2006, we paid incremental contributions into our UK and US pension funds of $165 million compared with $47 million in 2005.

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

Investing activities

Total net cash used in investing activities was $44 million for the first nine months of 2006 compared with a $59 million inflow in 2005 which benefited from $97 million net cash proceeds from the sale of operations, principally Stewart Smith.

Cash used for acquisitions in the first nine months of 2006 amounted to $47 million (net of cash acquired), and was primarily incurred in acquiring Gueits, Adams & Company and International Insurance Brokers, Inc. in the United States, Reinsurance Consultants in South Africa, Nicon in Sweden and acquisitions of minority interests in Sweden, Norway and Columbia. Cash used for acquisitions in the corresponding period of 2005 amounted to $25 million.

In September 2006, we acquired a further 5 percent of Gras Savoye & Cie, our French associate, for $25 million bringing our total interest to 38 percent. The acquisition was pursuant to a put arrangement we entered into in 1997 when we acquired our original 33 percent of Gras Savoye, under which the other shareholders in Gras Savoye can put their shares to us at any time up to 2011 at a price determined by a contractual formula based on earnings and revenue. Management shareholders of Gras Savoye (representing approximately 10 percent of shares) do not have general put rights before 2011, but have certain put rights on their death, disability or retirement. In addition, we have a call option exerciseable from December 1, 2009 to February 1, 2011 to purchase at least 50.1 percent of the share capital.

In September 2006, we also completed the sale of our current London headquarters at Ten Trinity Square. Gross proceeds from the sale are approximately $191 million of which $49 million was received on September 27, 2006 and the remainder is due on November 27, 2006, together with interest at a rate of 6 percent per annum.

Financing activities

Cash used in financing activities amounted to $85 million in the first nine months of 2006 compared with $195 million in the corresponding period of 2005, with the reduction primarily attributable to a significant reduction in the level of buybacks. Shares at a cost of $32 million were repurchased in the first nine months of 2006, compared with $306 million in the corresponding period of 2005. The decrease attributable to this reduction was partly offset by a lower level of debt drawdown: in 2005 we increased external debt by a net $144 million as part of a refinancing, whereas in 2006 we have only drawn $35 million on our revolving credit facility in the first nine months of 2006.

Cash dividends paid in the first nine months of 2006 were $108 million compared with $101 million a year ago. In February 2006, the quarterly cash dividend declared was increased by 9 percent to $0.235 per share, an annual rate of $0.94 per share. At this rate, the expected annual cost of dividends payable in 2006 will be approximately $145 million. We have funded dividends from cash generated internally by operations and expect to do so in the future.

As of September 30, 2006, we had cash and cash equivalents of $154 million, compared with $193 million at December 31, 2005, and $265 million of our $300 million revolving credit facility remained available to draw.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk from that described in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The information set forth in Note 7 of Notes to the Condensed Consolidated Financial Statements, provided in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A—Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A “Risk Factors” included in the Form 10-K for the year ended December 31, 2005.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

During the period July 1, 2006 to September 30, 2006 the Company issued a total of 16,957 shares of common stock, without registration under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of such Act relating to sales by an issuer not involving a public offering, none of which involved the sale of more than 1% of the outstanding common stock of the Company.

The following sales of shares related to part consideration for the acquisition of interests in the following companies:

Date of Sale	Number of Shares	Acquisition
September 25, 2006	9,790	TCT Insurance Services, Inc., USA
September 25, 2006	7,167	MGT Re Corredora de Reaseguros SA and Newco Brokers SA

On July 26, 2006, the Board of Directors authorized an open-ended plan to purchase, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, shares of the Company’s common stock at an aggregate purchase price of up to $1 billion. This authorization replaced the $140 million remaining under the Company’s previously announced $500 million repurchase plan.

The following shares of the Company’s common stock were repurchased by the Company during the third quarter on a trade date basis:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
September 1, to September 30, 2006	889,900	$36.52	889,900	$967,501,538

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

None.

Item 6—Exhibits

10.1	Sale agreement for 10 Trinity Square, London
31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350
32.2	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS GROUP HOLDINGS LIMITED
(Registrant)
	By:	/s/ PATRICK REGAN
Patrick Regan
Group Chief Financial Officer
Dated: London, November 8, 2006