Form 10-K
period 2006-12-31
WILLIS GROUP HOLDINGS LTD
filed 2007-02-28
CIK 1140536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(011) 44-20-7488-8111

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Shares of par value $0.000115	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the exchange act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,926,510,842.

As of February 28, 2007, there were outstanding 153,215,133 shares of common stock, par value $0.000115 per share of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Willis Group Holding Limited’s 2007 Notice of Annual Meeting of Stockholders and Proxy Statement are incorporated by reference in the Form 10-K in response to Items in Part II and Part III.

WILLIS GROUP HOLDINGS LIMITED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

Certain Definitions

The following definitions apply throughout this annual report unless the context requires otherwise:

“Company or Group”	Willis Group Holdings Limited and its subsidiaries.
“Companies Act”	The Companies Act 1981 of Bermuda, as amended.
“Shares”	The shares of common stock of Willis Group Holdings Limited, par value $0.000115 per share.
“Willis Group Holdings”	Willis Group Holdings Limited.

Table Of Contents

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

We have included in this document forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that state our intentions, beliefs, expectations or predictions for the future. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors such as changes in premium rates, the competitive environment, the actual cost of resolution of contingent liabilities, general economic conditions in different countries around the world, fluctuations in currency exchange rates and global equity and fixed income markets and other factors disclosed under “Risk Factors” and elsewhere in this document. Although we believe that the expectations reflected in forward-looking statements are reasonable we can give no assurance that those expectations will prove to have been correct. We assume no obligation to update our forward-looking statements or to advise of changes in the assumptions and factors on which they are based. All forward-looking statements contained or incorporated by reference in this document are qualified by reference to this cautionary statement.

PART I

Item 1—Business

History and Development of the Company

Willis Group Holdings is the ultimate holding company for the Group. We trace our history to 1828 and are one of the largest insurance brokers in the world.

Willis Group Holdings was incorporated in Bermuda on February 8, 2001 as an exempted company under the Companies Act, for the sole purpose of redomiciling the ultimate parent company of the Willis Group (comprised of TA I Limited (“TA I”) and subsidiaries) from the United Kingdom to Bermuda. On incorporation Willis Group Holdings was wholly-owned by Profit Sharing (Overseas), Limited Partnership, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), and one of the existing shareholders of TA I.

Effective May 8, 2001, Willis Group Holdings exchanged its Shares for all the issued and outstanding ordinary shares of TA I and exchanged one of its non-voting management common shares for each outstanding non-voting management ordinary share of TA I which converted into voting shares on consummation of the Willis Group Holdings’ initial public offering. In addition, all management ordinary stock options of TA I were rolled over into identical stock options of Willis Group Holdings. As a consequence TA I became a wholly owned subsidiary of the Company.

Willis Group Holdings completed an initial public offering of approximately 16% of its Shares in June 2001. Following a series of five secondary public offerings between November 2001 and November 2005, KKR ceased to be a shareholder in the Company.

For administrative convenience, we utilize the offices of a subsidiary company as our principal executive offices. The address is:

Willis Group Holdings Limited

c/o Willis Group Limited

Ten Trinity Square

London EC3P 3AX

England

Tel: +44 207 488 8111

For several years, we have focussed on our core retail and specialist broking operations and part of this overall strategy includes divesting non-core business interests. In recent years, we have made a number of acquisitions around the world and have increased our ownership in several of our associates which were not wholly-owned where doing so strengthened our retail network and our specialty businesses.

In 2006 we acquired Link Forsikringsmegling AS, a Norwegian insurance broker, Nicon Försäkringsmäklarna AB, a Swedish insurance broker; the reinsurance consultants and intermediaries division of Glenrand MIB Limited of South Africa; International Insurance Brokers, Inc. and Eyl & Gordon Insurance Brokers, Inc., both US insurance brokers and MGT Corredores de Seguros SA, a Chilean insurance broker. We also acquired a further 5% of Gras Savoye & Cie, our French Associate, increasing our holding to 38%.

Available Information

Willis Group Holdings files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any documents we file at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Willis Group Holdings) file electronically with the SEC. The SEC’s website is www.sec.gov.

The Company makes available, free of charge through our website at www.willis.com our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and Forms 3, 4, and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Unless specifically incorporated by reference, information on our website is not a part of this Form 10-K.

The Company’s Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Corporate Governance and Nominating Committee Charter are also available on our website www.willis.com in the Corporate Governance section, or upon written or verbal request. Requests for copies of these documents should be directed in writing to the Company Secretary, Willis Group Holdings Limited, c/o Willis Group Limited, Ten Trinity Square, London EC3P 3AX, England or by telephone to +44 207 860 9146.

General

We provide a broad range of insurance brokerage, reinsurance and risk management consulting services to our worldwide clients. We have significant market positions in the United States, in the United Kingdom and, directly and through our associates, in many other countries. We are a recognized leader in providing specialized risk management advisory and other services on a global basis to clients in various industries including the aerospace, marine, construction and energy industries.

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

We and our associates serve a diverse base of clients located in approximately 190 countries. These clients include major multinational and middle-market companies in a variety of industries, as well as public institutions and individual clients. Many of our client relationships span decades. With approximately 16,000 employees around the world and a network of about 300 offices in some 100 countries, in each case including our associates, we believe we are one of only a few insurance brokers in the world possessing the global operating presence, broad product expertise and extensive distribution network necessary to meet effectively the global risk management needs of many of our clients.

Business Strategy

Our strategic objectives are to continue to grow revenues, cash flow and earnings and to enhance our position as one of the largest global providers of risk management services. We will build on our areas of strength and eliminate areas in which we do not see the opportunities for strong profitable growth. The key elements of this strategy are to capitalize on a strong global franchise, emphasize our value-added services, focus on cross-selling our services, increase operating efficiencies, implement global best practices and create a single company culture. We also pursue strategic acquisitions and investments to strengthen our global franchise.

Shaping Our Future

Shaping Our Future, our strategy introduced in 2006, aims to deliver strong revenue and profit growth over the next several years. Our vision is that Willis will deliver breakout growth and performance through achieving leadership in our core businesses and delivering the best value to our clients through our distribution network. We are focused on businesses where our unique expertise allows us to deliver superior advice, products and services. We expect to increase the strength in our structure and framework which will enable Willis to drive forward. The execution of our strategy will focus on driving revenue growth, creating the optimal platform, becoming the employer of choice and meeting our financial goals for 2010.

We expect to drive revenue growth by creating the most appropriate fee and commission structure, enhancing our sales process and fully implementing our Client Advocacy program. We expect to create the optimal platform by enhancing our service model, processes and technology. We are becoming the employer of choice by creating a clear path of career development for our people and a reward and recognition framework that recognizes team work. We anticipate that we will attain our financial goals by further controlling our expenses, focusing on client profitability and enhancing our capital structure.  Specifically, by 2010 we expect salaries and benefits as a percentage of revenues to be less than 54 percent, adjusted operating margin (operating margin excluding net gains and losses on disposals and other one-time items) to be 28 percent or better and to have industry leading organic revenue growth.

Our Business

Insurance and reinsurance is a global business, and its participants are affected by global trends in capacity and pricing. Accordingly, we operate as one global business which ensures all clients’ interests are handled efficiently and comprehensively, whatever their initial point of contact. We organize our business into three main areas: Global, North America and International. For information regarding revenues by geographic locations, see Note 18 of the Consolidated Financial Statements contained herein.

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

The Global business is divided into Global Specialties, Willis Reinsurance and, throughout 2006, Willis UK and Ireland.

Global Specialties has strong global positions in aerospace, marine, energy, construction and several niche businesses. In aerospace we are highly experienced in the provision of insurance and reinsurance brokerage and risk management services to aerospace clients, including aircraft manufacturers, air cargo handlers and shippers, airport managers and other general aviation companies. Advisory services provided by aerospace include claims recovery, contract and leasing risk management, safety services and market information. Aerospace’s clients are spread throughout the world and include approximately 350 airlines and in excess of 30% of the top 30 Insured Airports by passenger movement of the world’s leading insured non-American airports. Aerospace is also prominent in supplying the space industry through providing insurance and risk management services to approximately 35 companies. Other clients include those introduced from other intermediaries as well as insurers seeking reinsurance.

Our energy practice provides insurance brokerage services including property damage, offshore construction, liability and control of well and pollution insurance to the energy industry.

We provide marine insurance and reinsurance brokerage services, including hull, cargo and general marine liabilities. Marine’s clients include ship owners, ship builders, logistics operators, port authorities, traders and shippers, other insurance intermediaries and insurance companies. Marine insurance brokerage is our oldest line of business dating back to our establishment in 1828. Other services of marine include claims collection and recoveries.

The construction practice provides risk management advice and brokerage services for a wide range of UK and international construction activities. Our expertise has encompassed the Channel Tunnel Rail Link and the construction of LNG Production Facilities in Equatorial New Guinea.

Our Financial and Executive Risks area specializes in broking directors’ and officers’ insurance as well as professional indemnity insurance for corporations and professional firms. It incorporates our political risk unit, as well as structured finance and credit teams. It also places structured crime and specialist liability insurance for clients across the broad spectrum of financial institutions as well as specializing in strategic risk assessment and transactional risk transfer solutions.

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

During 2006, Global Markets North America and Global Markets International became part of Willis North America and Willis International, respectively, to further align within those business areas our policy of focusing our global resources to provide a seamless service for our clients.

We are one of the world’s largest intermediaries for reinsurance and have a significant market share in many of the major markets, particularly marine and aviation. In the reinsurance area, we provide clients, both insurance and reinsurance companies, with a complete range of transactional capabilities as well as analytical and advisory services such as hazard modeling, financial and balance sheet analysis and reinsurance optimization studies. We also have a consulting unit, which markets its capabilities in actuarial and hazard modeling, as well as knowledge of the financial implications of catastrophe losses.

Our reinsurance capabilities were enhanced in 2006 with the acquisition of the reinsurance consultants and intermediaries division of Glenrand MIB Limited of South Africa through our subsidiary Willis Re (Proprietary) Limited.

Willis UK and Ireland develops and delivers professional insurance and risk management services to corporate clients and individuals through 25 offices in the United Kingdom and Ireland. Each office services its own clients accessing the Group’s global resources as appropriate to suit the client’s requirements.

Within this unit there is Corporate Risk Solutions which arranges tailored solutions for major companies, including several constituents of the UK FTSE 100 and the Willis Commercial Network which is a partnership between Willis and around 74 independent brokers throughout the UK. The Network brokers access the global resources of Willis to provide better products and policy terms for their clients’ benefit. We also provide captive management services in Guernsey, Isle of Man, Dublin, and Gibraltar.

North America

Our North America business provides risk management, insurance brokerage, related risk services, and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States and Canada. Organized into six regions including Canada, with 60 retail offices, Willis North America locally delivers the Company’s global and national resources and specialist expertise through this retail distribution network.

In addition to being organized geographically and by specialty, our North America business focuses on four client segments: global, large national/middle-market, small commercial, and private client, with service, marketing and sales platform support for each segment. Further, our North America Marketing Practice provides clients with efficient access to worldwide insurance capital.

The single largest industry practice group in North America is Construction which specializes in providing risk management, insurance brokerage, and surety bonding services to the construction industry. Willis Construction provides these services to around 25% of the Engineering News Record Top 400 contractors (a listing of the largest 400 North American contractors based on revenue).  In addition, this practice group has expertise in owner controlled insurance programs for large projects and insurance for national homebuilders. This specialty has strong synergy with two other major National American practice groups:  Real Estate and Environmental.

Other industry practice groups include Healthcare, serving the professional liability and other insurance and risk management needs of private and not-for-profit health systems, hospitals and physicians groups; Financial Institutions, serving the needs of large banks, insurers and other financial services firms; Mergers & Acquisitions, providing due diligence, risk management and insurance brokerage services to private equity and merchant banking firms and their portfolio companies; and the Japan Practice, which caters to the specialist needs of U.S. and Canadian subsidiaries and divisions of Japanese companies.

Willis Employee Benefits, fully integrated into the North America platform, is our largest product-based practice group and provides health, welfare and human resources consulting and brokerage services to all of our commercial client segments. This practice group’s value lies in helping clients control employee benefit plan costs, reducing the amount of time human resources professionals spend administering their companies’ benefit plans and educating and training employees on benefit plan issues.

Another industry-leading North America practice group is Willis Executive Risks, a national team of technical professionals who specialize in meeting the directors & officers, employment practices, and fiduciary liability insurance risk management, and claims advocacy needs of public and private corporations and organizations. This practice group also has expertise in professional liability, especially internet risks.

The Captive, Actuarial, and Pooling Solutions (CAPS) practice has a national team of actuaries, certified public accountants, financial analysts and pooled insurance program experts who help large clients develop, implement and manage alternative risks financing vehicles.

Finally, Willis Programs, based in New Hampshire with operations in Michigan and Florida, is a managing general agent/managing general underwriter and a leader in providing national insurance programs to niche industries including ski and other luxury resorts, auto dealers, and metal recyclers.

International

Effective January 1, 2007 our Willis UK & Ireland and International business units combined to create a new International business that will encompass all our retail operations outside North America, encompassing operations in 73 countries and almost 6,000 employees.

Through 2006, our International unit consisted of our network of subsidiaries and associates other than those in North America, the United Kingdom and Republic of Ireland. The operation was located in 71 countries worldwide, including 22 countries in Europe, 12 in the Asia/Pacific region and 37 elsewhere in the world. The services provided were focused according to the characteristics of each market and were not identical in every office, but generally included direct risk management and insurance brokerage, specialist and reinsurance brokerage and employee benefits consulting.

Our Global Markets International unit based in the UK works closely with the International networks to further develop access to global markets, and provide structuring and placing skills in the relevant areas of property and casualty liability.

We believe the combined total revenues of our International subsidiaries and associates provide an indication of the spread and capability of our International network. In 2006, combined total revenues of our International subsidiaries and our associates were $1,009 million compared to $935 million in 2005. Our consolidated total revenues for 2006 only include the revenues of our International subsidiaries of $569 million and do not include the revenues of our associates of $440 million.

In 2006 we acquired Link Forsikringsmegling AS, a Norwegian insurance broker, Nicon Försäkringsmäklarna AB, a Swedish insurance broker, and increased our interest in France’s leading insurance broker Gras Savoye & Cie from 33% to 38%.

The following is a list of the major International associate investments currently held by us and our interest as of December 31, 2006:

Company	Country	% Ownership
Europe
Gras Savoye & Cie	France	38
Asia/Pacific
Multi-Risk Consultants (Thailand) Limited	Thailand	25
Willis (Malaysia) Sdn Bhd	Malaysia	30
Willis Insurance Brokers (B) Sdn Bhd	Brunei	38
Rest of the World
Al-Futtaim Willis Co. L.L.C.	Dubai	49

In connection with many of our investments, we retain rights to increase our ownership percentage over time, typically to a majority or 100% ownership position. In addition, in certain instances our co-shareholders have a right, typically based on some price formula of revenues or earnings, to put some or all of their shares to us. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition to our strategic investments in associates, we have acquired a controlling interest in a broad geographic spread of other brokers. The following is a list of the significant International subsidiaries in which we have a controlling interest and our interest as of December 31, 2006:

Company	Country	% Ownership
Europe
Willis GmbH	Austria	100
Willis sro	Czech Republic	100
Willis A/S	Denmark	100
Willis OY AB	Finland	100
Willis Gras Savoye Re S.A	France	69
Willis Re GmbH & Co., K.G.	Germany	100
Willis GmbH & Co., K.G.	Germany	100
Willis Kft	Hungary	80
Willis Italia S.p.A.	Italy	100
Willis B.V.	Netherlands	100
Willis A S	Norway	100
Willis Polska S.A.	Poland	100
Willis Corretores de Seguros S.A.	Portugal	86
Willis CIS Insurance Broker LLC	Russia	100
Willis Iberia Correduria de Seguros y Reaseguros S.A.	Spain	86
Willis AB	Sweden	100
Willis AG	Switzerland	100
Willis Insurance Brokers LLC	Ukraine	100
Asia/Pacific
Willis Pudong Insurance Brokers Co. Limited	China	51
Willis Hong Kong Limited	Hong Kong	100
PT Willis Indonesia	Indonesia	100
Willis Korea Limited	Korea	100
Willis (Singapore) Pte Ltd.	Singapore	100
Willis (Taiwan) Limited	Taiwan	100
Rest of the World
Herzfeld Willis S.A.	Argentina	60
Willis S.A.	Argentina	60
Willis Australia Limited	Australia	100
Willis Consultoria em Resseguros Limitada	Brazil	100
Willis Corretores de Seguros Limitada	Brazil	100
Willis Faber Chile Limitada	Chile	100
Willis Insurance Services S.A.	Chile	100
Willis Colombia Corredores de Seguros S.A.	Colombia	66
Willis Mexico Intermediario de Reaseguro S.A. de C.V.	Mexico	100
Willis Agente de Seguros y Fianzas, S.A. de C.V.	Mexico	85
Willis New Zealand Limited	New Zealand	99
Willis Corredores de Seguros SA	Peru	100
Willis Re (Proprietary) Limited	South Africa	100
Willis South Africa (Proprietary) Limited	South Africa	72
Willis Corretaje de Reaseguros S.A.	Venezuela	100
Rontarca Prima, Willis, C.A.	Venezuela	66

Customers

Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from major multinational corporations to middle-market companies. Further, many of our client relationships span decades, for instance our relationship with The Tokio Marine and Fire Insurance Company, Limited dates back over 100 years. No one client accounted for more than 10% of revenues for fiscal year 2006. Additionally, we place insurance with over 5,000 insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2006.

Competition

We face competition in all fields in which we operate based on global capability, product breadth, innovation, quality of service and price. According to the Directory of Agents and Brokers published by Business Insurance in July 2006, the 130 largest commercial insurance brokers globally reported brokerage revenues totaling $32 billion in 2005, of which Marsh & McLennan Companies Inc. had approximately 31% and Aon Corporation, had approximately 20%.

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

Regulation

Our business activities are subject to legal requirements and governmental and quasi-governmental regulatory supervision in virtually all countries in which we operate. While these requirements may vary from location to location they are generally designed to protect our clients by establishing minimum standards of conduct and practice, particularly regarding the provision of advice and product information as well as financial criteria.

The European Union Insurance Mediation Directive introduced rules for implementation by January 2005 to enable insurance and reinsurance intermediaries to operate and provide services within each member state of the EU on a basis consistent with the EU single market and customer protection aims. Each EU member state is required to ensure that the insurance and reinsurance intermediaries resident in their country are registered with a statutory body in that country and that each intermediary meets professional requirements in relation to their competence, good repute, professional indemnity cover and financial capacity. In the United Kingdom the statutory body is the Financial Services Authority.

The Financial Services Authority has prescribed the methods by which our insurance and reinsurance operations are to conduct business, and they generally conduct their regulatory functions through the establishment of net worth and other financial criteria. They also require the submission of reports and have investigative and disciplinary powers. Monitoring visits are carried out to assess our compliance with regulatory requirements.

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

All companies carrying on similar activities in a given jurisdiction are subject to regulations which are not dissimilar to the requirements for our operations in the United Kingdom and United States. We do not consider that these regulatory requirements adversely affect our competitive position.

Employees

As of December 31, 2006 we had approximately 13,000 employees worldwide of whom approximately 3,600 were employed in the United Kingdom and 3,750 in the United States, with the balance being employed across the rest of the world. In addition, our associates had approximately 3,000 employees, all of whom were located outside the United Kingdom and the United States.

Item 1A—Risk Factors

Risks Relating to our Business and the Insurance Industry

This section describes the material risks affecting the Group’s business. These risks could materially affect the Group’s business, its revenues, operating income, net income, net assets and liquidity and capital resources and, accordingly should be read in conjunction with any forward-looking statements in this Annual Report on Form 10-K.

Premiums and Commissions—We do not control the premiums on which our commissions are based, and volatility or declines in premiums may seriously undermine our profitability.

We derive most of our revenues from commissions and fees for brokerage and consulting services. We do not determine insurance premiums on which our commissions are generally based. Premiums are cyclical in nature and may vary widely based on market conditions. From the late 1980s through late 2000, insurance premium rates generally declined as a result of a number of factors, including the expanded underwriting capacity of insurance carriers; consolidation of both insurance intermediaries and insurance carriers; and increased competition among insurance carriers. During 2004, we saw a rapid transition from a “hard” market, with premium rates stable or increasing, to a “soft” market, with premium rates falling in most markets. These rate declines were most pronounced in the property and casualty market, with rates falling between 10% and 30% by year end. Rates have continued to decline in most sectors through 2005 and 2006, with the exception of catastrophe-exposed markets.

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

Regulation—We are subject to a number of investigations and legal proceedings concerning contingent compensation, other industry practices and certain conduct, which, if determined unfavorably to us, could adversely affect our financial results.

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

In April 2005, we resolved the New York investigation by entering into an Assurance of Discontinuance, or NY AOD, with the New York Attorney General and the New York Superintendent of Insurance, pursuant to which we have paid $50 million to eligible customers. We also agreed to continue, and further implement, certain business reforms. These reforms include an agreement not to accept contingent compensation and an undertaking to disclose to customers any compensation we will receive in connection with providing policy placement services to the customer. We also resolved a similar investigation by the Minnesota Attorney General by entering into an Assurance of Discontinuance pursuant to which we paid $1 million to Minnesota customers and implemented the business reforms described in the NY AOD. While we are fully cooperating with the other investigations, including subpoenas and requests for information, we cannot predict at this time how or when those investigations will be resolved.

Since August 2004, various plaintiffs have filed purported class actions, in New York, Illinois, California, New Jersey and Florida, under a variety of legal theories, including state tort, contract, fiduciary duty and statutory theories, and federal antitrust and RICO theories. Other than a federal suit in Illinois that was voluntarily dismissed by the plaintiff in May 2005, all of the federal actions have been consolidated into two actions in federal court in New Jersey. One of the consolidated actions addresses employee benefits insurance, while the other consolidated action addresses all other lines of insurance. In addition to the two federal actions, we were also named as a defendant in purported class actions in state courts in Florida and Massachusetts. In June 2006 the plaintiff in the Massachusetts state action voluntarily dismissed its complaint with prejudice. Both consolidated federal actions and the remaining state action name various insurance carriers and insurance brokerage firms, including us, as defendants. The allegations relate to the practices and conduct that has been the subject of the investigations described above, including allegations that the brokers are breaching their duties to their clients by entering into contingent compensation agreements with insufficient disclosure to clients as well as allegations of bid rigging, tying and the improper use of affiliated wholesalers. The complaints also allege the existence of a conspiracy among the insurance carriers and brokers, and the federal court complaints allege violations of the federal RICO statute. We intend to vigorously defend ourselves against these claims. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

The ultimate outcome of all matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on us. It is thus possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of these matters. In addition, even if we do not experience significant monetary costs, there may be adverse publicity associated with these matters that will result in reputational harm to the insurance brokerage industry in general or to us in particular that may adversely affect our business.

Claims, Lawsuits and Other Proceedings—Our business, results of operations, financial condition or liquidity may be materially adversely affected by errors and omissions and the outcome of certain actual and potential claims, lawsuits and proceedings.

We are subject to various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Because we often assist our clients with matters, including the placement of insurance coverage and the handling of related claims, involving substantial amounts of money, errors and omissions claims against us may arise which allege our potential liability for all or part of the amounts in question. Claimants can seek large damage awards and these claims can involve potentially significant defense costs. Such claims, lawsuits and other proceedings could, for example, include allegations of damages for our employees or sub-agents improperly failing to place coverage or notify claims on behalf of clients, to provide insurance carriers with complete and accurate information relating to the risks being insured or to appropriately apply funds that we hold for our clients on a fiduciary basis. Errors and omissions claims, lawsuits and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year and self-insured risks have increased significantly over recent years. In respect of self-insured risks, we have established provisions against these items which we believe to be adequate in the light of current information and legal advice, and we adjust such provisions from time to time according to developments.

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

The principal actual or potential claims, lawsuits and proceedings to which we are currently subject, including but not limited to errors and omissions claims, are (1) claims relating to services provided by one of our UK subsidiaries, Willis Faber (Underwriting Management) Limited, to another subsidiary, Sovereign Marine & General Insurance Company Limited (in Scheme of Arrangement) (“Sovereign’’), that was engaged in insurance underwriting prior to 1991 as well as certain third-party insurance companies; (2) claims with respect to our placement of property and casualty insurance for a number of entities which were directly impacted by the September 11, 2001 destruction of New York’s World Trade

Center complex; (3) the regulatory and other proceedings relating to contingent compensation arrangements referred to above; (4) potential claims arising out of various legal proceedings between reinsurers, reinsureds and their reinsurance brokers relating to personal accident excess of loss reinsurance placements for the years 1993 to 1998; and (5) potential damages arising out of a federal district court action, commenced in 2001, on behalf of a class of approximately 200 present and former female officer and officer equivalent employees for alleged discrimination against them on the basis of their gender.

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

The rights under the put arrangement may be exercised through 2011. If fully exercised, we would be required to buy shares of Gras Savoye, other than those held by its management, possibly increasing our ownership interest from 38% to 90%. Management shareholders of Gras Savoye, representing approximately 10% of the outstanding shares, do not have general put rights before 2011, but have certain put rights on their death, disability or retirement. Payments in connection with management put rights would not have exceeded $64 million if those rights had been fully exercised at December 31, 2006.

From 2007 onwards the incremental 52% of Gras Savoye may be put to us at a price determined by a contractual formula based on earnings and revenue, which at December 31, 2006 would have amounted to approximately $337 million. The shareholders may put their shares individually at any time during the put period and the amounts we may have to pay in connection with the put arrangements may significantly exceed this estimate.

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

Dependence on Key Personnel—The loss of our Chairman and Chief Executive Officer or a number of our senior management or a significant number of our brokers could significantly impede our financial plans, growth, marketing and other objectives.

The loss of our Chairman and Chief Executive Officer or a number of our senior management or a significant number of our brokers could significantly impede our financial plans, growth, marketing and other objectives. Our success depends to a substantial extent not only on the ability and experience of our Chairman and Chief Executive Officer, Joseph J. Plumeri and a number of our senior management; but also on the individual brokers and teams that service our clients and maintain client relationships. The insurance and reinsurance brokerage industry has in the past experienced intense competition for the services of leading individual brokers and brokerage teams, and we have lost key individuals and teams to competitors in the past. We believe that our future success will depend in part on our ability to attract and retain additional highly skilled and qualified personnel and to expand, train and manage our employee base. We may not continue to be successful in doing so, because the competition for qualified personnel in our industry is intense.

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

We report our operating results and financial condition in US dollars. Our US operations earn revenue and incur expenses primarily in dollars. In the United Kingdom, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in pounds sterling. Outside the United States and the United Kingdom, we predominantly generate revenue and expenses in the local currency. The table gives an approximate analysis of revenues and expenses by currency in 2006.

	Pounds Sterling	US Dollars	Other Currencies
Revenues	13%	55%	32%
Expenses	33%	42%	25%

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

Generally, our policy is to convert into pounds sterling all revenues arising in currencies other than US dollars together with sufficient US dollar revenues to fund the remaining pounds sterling expenses. Outside the United Kingdom, only those cash flows necessary to fund mismatches between revenues and expenses are converted into local currency. Amounts remitted to the United Kingdom are usually converted into pounds sterling and the currency exposures managed by entering into forward exchange contracts. Generally, it is our policy to hedge at least 25% of the next 12 months’ exposure in significant currencies. We do not hedge exposures beyond three years.

Item 1B—Unresolved Staff Comments

The Company had no unresolved comments from the SEC’s staff that were issued more than 180 days prior to the December 31, 2006 fiscal year end.

Item 2—Properties

We own and lease a number of properties for use as offices throughout the world and believe that our properties are generally suitable and adequate for the purposes for which they are used. The principal properties are located in the United Kingdom and the United States. Our principal executive office at Ten Trinity Square, London is a landmark building which we sold in 2006 to developers. We will lease back this facility until we move into our new UK headquarters in 2008. In November 2004 we entered into an Agreement for Lease with long-time client British Land plc relating to our new UK headquarters in London. Construction commenced in April 2005 and Willis occupancy is targeted for early 2008.

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

The most significant actual or potential claims, lawsuits and other proceedings, of which we are currently aware are:

Sovereign/WFUM.   Sovereign, a wholly owned subsidiary of ours, operated as an insurance company in the United Kingdom and from 1972 Sovereign’s underwriting activities were managed by another wholly owned subsidiary of ours, Willis Faber (Underwriting Management) Limited, or WFUM. WFUM also provided underwriting agency and other services to third-party insurance companies, which we refer to as the stamp companies, some of which are long-standing clients of ours. As part of its services as agent, WFUM underwrote insurance and reinsurance business on behalf of Sovereign and the stamp companies and arranged reinsurance on their behalf. In 1991, Sovereign and the stamp companies ceased underwriting new business. Sovereign entered provisional liquidation in 1997.

On January 5, 2000, a scheme of arrangement proposed by Sovereign to its creditors became effective. The stated purpose of the scheme of arrangement is to resolve Sovereign’s liabilities and provide that

Sovereign’s business is run off in as orderly a manner as possible. The scheme administrators have announced payments to creditors at a payment percentage of 40% payable out of Sovereign’s assets. Sovereign’s assets are separate and distinct from ours, and any payment from Sovereign will have no effect on our results of operations, financial condition or liquidity.

Sovereign and certain of the stamp companies have also expressed concern about the enforceability of certain reinsurance put in place by WFUM on behalf of Sovereign and the stamp companies. Accordingly, we cannot assure you that there will be no arbitration, judicial decisions or settlements arising in the future that result in shortfalls in reinsurance recoveries for Sovereign or the stamp companies. The failure of Sovereign or the stamp companies to collect reinsurance following any adverse arbitration awards would increase the likelihood of them pursuing potential claims, including shortfalls in reinsurance recoveries, against WFUM. Sovereign and the stamp companies have reserved their rights generally in respect of such potential claims, and WFUM, Willis Group and certain of our brokerage subsidiaries have entered into standstill agreements which preserve the rights of potential claimants with respect to their potential claims.

All the stamp companies (both Sovereign and the solvent stamp companies) have commenced the process of attempting to enter into final cut-off schemes of arrangements with their creditors. For those stamp companies whose creditors approve the schemes in sufficient numbers, the operation of the schemes will crystallise and bring to an end all remaining liabilities to insureds and reinsureds, with creditors receiving payments in accordance with the scheme claim valuation process. There is a scheme arrangement for each of the WFUM stamp companies and each scheme is legally separate. It is therefore possible that some schemes will proceed and some will not. In contrast, those stamp companies who are not able to agree a scheme arrangement with creditors may have to continue to run off liabilities for many years.

Initial applications have been made to the English Court and votes took place at creditors’ meetings on October 27, 2006. The voting adjudication process (valuing and verifying creditors’ votes) will be completed during the first quarter of 2007. Where sufficient voters (by number and by value) have approved the scheme proposals, further applications will be made to the English and US Courts for the schemes to be sanctioned. These may be opposed by some creditors. The courts are entitled to refuse to sanction schemes on the grounds of unfairness, either generally or to certain classes of creditor. These applications to the English and US Courts are unlikely to be heard before the middle of 2007.

In 2004, the solvent stamp companies entered into a settlement agreement whereby Willis Group Limited and all its subsidiaries received certain immediate releases and other releases staged in return for certain staged payments. If any stamp company’s scheme arrangement fails to achieve the required vote, the run-off may be lengthy, there will be more opportunity for disputes to arise, the final staged payment may not be accepted and claims may be made against us. Once the final staged payment is made, Willis and its subsidiaries will be released from further potential liabilities to the solvent stamp companies arising out of the WFUM pools.

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

There are a number of lawsuits pending in the United States between the insured parties and the insurers for several placements, with the Silverstein property placement being the most significant of these lawsuits. There were two jury trials in the Silverstein property suit in which the principal issue was whether the September 11 events constituted one or more occurrences for the purposes of the relevant insurance policies. The outcome from the two jury trials is that Silverstein has $4.6 billion in coverage as opposed to the $7 billion it was seeking. On appeal, the verdicts from both jury trials were upheld. Silverstein and a few insurers have filed petitions with the appellate court for reargument. A federal court action was commenced in the Southern District of New York on October 19, 2005, by CDL Hotels USA, Inc. and Millennium & Copthorne Hotels alleging that Willis, in placing the property insurance, failed to procure the amount of business interruption coverage requested by CDL and Millennium and confirmed by Willis. As a result of alleged damages to several of its hotels from the events of September 11, 2001, CDL and Millennium sought damages in excess of $45 million. This matter was settled in November 2006 for an amount which was not material. Other disputes may also arise in respect of the World Trade Center insurance placed by us which could affect Willis including claims by one or more of the insureds that we made culpable errors or omissions in connection with our brokerage activities. However, we do not believe that our role as broker will lead to liabilities which in the aggregate would have a material adverse effect on our results of operations, financial condition or liquidity.

Proceedings Relating to Contingent Compensation Arrangements.   In April 2005, we entered into an Assurance of Discontinuance (“NY AOD”) with the New York Attorney General and the New York Superintendent of Insurance resolving the investigation commenced by the New York Attorney General in April 2004 which concerned, among other things, arrangements pursuant to which insurers compensated insurance brokers for distribution and other services provided to insurers and, as the investigation of brokers and insurers continued, broadened into an investigation of other possible violations of law, including violations of fiduciary duty, securities laws and antitrust laws. Pursuant to the NY AOD, we have paid $50 million to eligible customers. We have also agreed to continue certain business reforms we had already implemented and to implement certain other business reforms. These reforms include an agreement not to accept contingent compensation; and an undertaking to disclose to customers any compensation we will receive in connection with providing policy placement services to the customer. We also resolved a similar investigation commenced by the Minnesota Attorney General by entering into an Assurance of Discontinuance pursuant to which we paid an additional $1 million to Minnesota customers and implemented the business reforms described in the NY AOD. On October 1, 2005 we mailed letters to customers who were eligible to receive distributions out of the fund. In March 2006 checks were mailed to eligible customers who elected to participate in the fund. Eligible customers that elected to participate represented 87.93 percent of the $51 million fund. As required by the AOD, the remaining funds were redistributed on a pro rata basis to the participating customers. We continue to respond to requests for documents and information by the regulators and/or attorneys general of more than twenty other states, the District of Columbia, one US city, Canada, and Australia that are conducting similar investigations. We are co-operating fully with these investigations and have engaged in discussions with regulators and attorneys general about their investigations. We cannot predict at this time how or when those investigations will be resolved.

Our operations in nine European countries have received questionnaires from either the European Commission pursuant to its Sector Inquiry or, in respect of Norway, the European Free Trade Association Surveillance Authority, related to insurance business practices, including compensation arrangements for brokers. At least 150 other European brokers have received similar questionnaires. We responded to the European Commission questionnaires within the timeframe set and have filed the European Free Trade Association Surveillance Authority questionnaire for two of our Norwegian entities within the agreed timeframes. The European Commission reported on an interim basis on January 24, 2007. The Interim Report included preliminary findings of potential conflicts of interest relating to remuneration by assuming a dual role for clients and insurers. The European Commission has requested by way of consultation, responses to the Interim Report by April 10, 2007 and anticipates publishing a final report in September 2007. We continue to co-operate with both the European Commission and the European Free Trade Association Surveillance Authority.

In August 2004, a proceeding was commenced in the Superior Court of the State of California, County of San Diego against us by United Policyholders, an organization purporting to act in a representative capacity on behalf of the California general public. The complaint alleged that the compensation arrangements between us and insurance carriers constituted deceptive trade practices, and it sought both injunctive and equitable relief, including restitution. This action was dismissed in December 2004, but United Policyholders filed an appeal. The dismissal of the complaint was based on the retroactive application of newly passed legislation. In July 2006 the Supreme Court of California confirmed in a ruling that the newly passed legislation applies to cases, like the United Policyholders case, that were pending before the new legislation was enacted. Based on this ruling, United Policyholders has dismissed its case.

Since August 2004, various plaintiffs have filed purported class actions, in the United States District Court for the Southern District of New York, the Northern District of Illinois, the Northern District of California, the New Jersey District Court, and the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, under a variety of legal theories, including state tort, contract, fiduciary duty and statutory theories, and federal antitrust and RICO theories, and we anticipate that further similar suits could be filed. Other than a federal suit in Illinois that was voluntarily dismissed by the plaintiff in May 2005, all of the federal actions have been consolidated into two actions in federal court in New Jersey. One of the consolidated actions addresses employee benefits, while the other consolidated action addresses all other lines of insurance. In addition to the two federal actions, we were also named as a defendant in purported class actions in the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division and Commonwealth of Massachusetts Superior Court Department of the Trial Court. In June 2006 the plaintiff in the Massachusetts state action voluntarily dismissed its complaint with prejudice. Both the consolidated federal actions and the Florida state action name various insurance carriers and insurance brokerage firms, including us, as defendants. The complaints seek monetary damages and equitable relief and make allegations regarding the practices and conduct that has been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers have breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and entered into other improper activities. The complaints also allege the existence of a conspiracy among the insurance carriers and brokers and the federal court complaints allege violations of the federal RICO statue. We dispute these allegations and intend to defend ourselves vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

Reinsurance Market Dispute.   Various legal proceedings are pending, have been concluded or may commence between reinsurers, reinsureds and in some cases their intermediaries, including reinsurance brokers, relating to personal accident excess of loss reinsurance for the years 1993 to 1998. The proceedings principally concern allegations by reinsurers that they have sustained substantial losses due to an alleged abnormal “spiral” in the market in which the reinsurance contracts were placed, the existence and nature of which, as well as other information, was not disclosed to them by the reinsureds or their reinsurance broker. A “spiral” is a market term for a situation in which reinsureds and reinsurers reinsure each other with the effect that the same loss or portion of that loss moves through the market multiple times.

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

Various arbitrations continue to be active and from time to time the principals request our co-operation and suggest that claims may be asserted against the Company, although at this time no actions are pending against the Company. The outcome or settlement of some of these arbitrations is pending and may lead to litigation against Willis. Claims may be made against us if reinsurers do not pay claims on policies issued by them. It is too early to know what amount of underwriting losses will be alleged to be attributable to an abnormal spiral or the other issues that may be raised, or what amount, if any, reinsureds or reinsurers or other intermediaries may seek to recover from us.

Pender Insurance Limited/Captive Insurance Management.   We acted through one of our subsidiaries as an independent captive manager for Pender from 1990 to 2003. In 2004, legal proceedings were commenced in the English Commercial Court by Cable & Wireless Plc and Pender Insurance Limited, its captive insurer, against six of their former employees and certain other individuals and entities, and two of our subsidiaries and one of our former employees and were settled in January 2006 for an undisclosed amount which was not material. The plaintiffs alleged a fraudulent conspiracy involving the manner in which Pender was managed, operated or advised by the defendants, which allegedly resulted in substantial damages to the plaintiffs. A second claim was brought by Pender in 2005, alleging negligence with respect to certain reinsurance policies. Pender Mutual Insurance Company Limited (“PMIC”) has recently indicated it has similar claims to Pender but no legal proceedings have yet been commenced by PMIC. If such proceedings are commenced, it is not expected the amount claimed will have a material adverse effect on our results of operations.

Gender Discrimination Class Action.   A federal district court action was commenced against us in 2001 on behalf of an alleged nationwide class of present and former female officer and officer equivalent employees alleging that we discriminated against them on the basis of their gender and seeking injunctive relief, money damages, attorneys’ fees and costs. To date the court has denied plaintiffs’ motions to certify a nationwide class or to grant nationwide discovery, but has certified a class of female officers and officer equivalent employees based in our Northeast (New York, New Jersey and Massachusetts) offices. We believe that the purported class consists of approximately 200 women. We filed a petition for an immediate appeal of the class certification ruling which was denied. The parties participated in mediation before a court appointed mediator which has not yet brought about a settlement. The trial in this matter has been scheduled in June 2007. We have filed a motion to decertify the class based on new standards set by a recent Second Circuit opinion for determining whether a class should be certified. A former female employee, whose motion to intervene in the class action was denied, has filed a purported class action with almost identical allegations as those contained in this suit, except seeking a class period of 1998 to the time of trial. We cannot predict at this time what, if any, damages might result from these actions.

Item 4—Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Shares have been traded on the New York Stock Exchange under the symbol “WSH” since June 11, 2001. The high and low closing prices of our Shares, as reported by the New York Stock Exchange, are set forth below for the periods indicated.

	Price Range of Shares
	High	Low
2005:
First Quarter	$41.66	$35.95
Second Quarter	$37.35	$31.34
Third Quarter	$38.48	$31.95
Fourth Quarter	$38.87	$35.67
2006:
First Quarter	$37.53	$32.96
Second Quarter	$35.80	$32.04
Third Quarter	$39.30	$31.38
Fourth Quarter	$41.52	$37.41
2007:
First Quarter (through February 2007)	$41.94	$38.85

On February 27, 2007, the last reported sale price of our Shares as reported by the New York Stock Exchange was $39.41 per Share. As of February 27, 2007 there were approximately 1,200 shareholders of record of our Shares.

Dividends

We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. The dividend payment dates and amounts are as follows:

Payment Date	$ Per Share
April 15, 2005	$0.215
July 14, 2005	$0.215
October 14, 2005	$0.215
January 13, 2006	$0.215
April 14, 2006	$0.235
July 14, 2006	$0.235
October 13, 2006	$0.235
January 15, 2007	$0.235

On February 7, 2007 our Board of Directors announced that the quarterly cash dividend had been increased to $0.25 per Share, which will be payable on April 16, 2007 to shareholders of record on March 31, 2007.

There are no governmental laws, decrees or regulations in Bermuda which will restrict the remittance of dividends or other payments to non-resident holders of the Company’s common stock.

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

With respect to non-corporate US shareholders, certain dividends received before January 1, 2009 from a qualified foreign corporation may be subject to reduced rates of taxation. A foreign corporation is treated as a qualified foreign corporation with respect to dividends received from that corporation on shares that are readily tradable on an established securities market in the United States, such as our shares. Non-corporate US shareholders that do not meet a minimum holding period requirement for our Shares during which they are not protected from the risk of loss or that elect to treat the dividend income as “investment income” pursuant to section 163(d)(4) of the Code will not be eligible for the reduced rates of taxation regardless of our status as a qualified foreign corporation. In addition, the rate reduction will not apply to dividends if the recipient of a dividend is obligated to make related payments with respect to positions in substantially similar or related property. This disallowance applies even if the minimum holding period has been met. Non-corporate US shareholders should consult their own tax advisors regarding the application of these rules given their particular circumstances.

Securities Authorized for Issuance Under Equity Compensation Plans

Information on our equity compensation plans is incorporated herein by reference to the material under the heading “Executive Compensation—Retirement and other Benefit Plans” from the 2006 Proxy Statement.

Unregistered Sales of Equity Securities and Use Of Proceeds

In addition to issuances disclosed in our quarterly filings throughout 2006 the Company issued a total of 22,183 shares of common stock, during the period October 1, 2006 to December 31, 2006 without registration under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of such Act relating to sales by an issuer not involving a public offering, none of which involved the sale of more than 1% of the outstanding common stock of the Company.

The following sales of shares related to part consideration for the acquisition of interests in the following companies, other than for the company last listed, which related to full consideration for the shares acquired:

Date of Sale	Number of Shares	Acquisition
November 6, 2006	17,045	Cogdill Bonding & Insurance Services, Inc., USA
December 12, 2006	4,644	Maisterrena Asesores Agente de Seguros y de Fianzas, S.A. de C.V., Mexico
December 18, 2006	494	Coyle Hamilton Willis Holdings Limited, Ireland

The following shares of the Company’s common stock were repurchased by the Company during the fourth quarter on a trade date basis:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
October 1, to October 31, 2006	—	—	—	$967,501,538
November 1, to November 30, 2006	4,507,422	$39.60	4,507,422	$788,997,965
December 1, to December 31, 2006	—	—	—	$788,997,965
Total	4,507,422	$39.60	4,507,422

On July 26, 2006, the Board of Directors authorized an open-ended plan to purchase, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, shares of the Company’s common stock at an aggregate purchase price of up to $1 billion replacing the repurchase plan previously authorized by the Board of Directors.

Item 6—Selected Financial Data

Selected Historical Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with the audited consolidated financial statements of the Company and the related notes and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

The selected historical financial data presented below as of and for each of the five years ended December 31, 2006 have been derived from the audited consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Years 2002 to 2005 have been retrospectively adjusted for the adoption of FAS 123R and the change of the method used to determine the market-related value of UK pension plan assets (see Note 2 to the Consolidated Financial Statements).

	Year ended December 31,
	2002	2003	2004	2005	2006
	(millions, except per share data)
Statement of Operations Data
Total revenues	$1,735	$2,076	$2,275	$2,267	$2,428
Salaries and benefits (including share-based compensation of $7, $10, $20, $18, $18)	(887)	(1,086)	(1,218)	(1,384)	(1,457)
Other operating expenses	(341)	(369)	(391)	(405)	(454)
Regulatory settlements	—	—	—	(51)	—
Depreciation expense and amortization of intangible assets	(35)	(39)	(47)	(54)	(63)
Gain on disposal of UK head office	—	—	—	—	102
Net gain (loss) on disposal of operations	13	11	11	78	(4)
Operating income	485	593	630	451	552
Interest expense	(65)	(53)	(22)	(30)	(38)
Premium on redemption of subordinated notes	—	—	(17)	—	—
Income before income taxes, interest in earnings of associates and minority interest	420	540	591	421	514
Income taxes	(150)	(181)	(197)	(143)	(63)
Interest in earnings of associates, net of tax	9	14	15	14	16
Minority interest, net of tax	(12)	(8)	(7)	(11)	(18)
Net income	$267	$365	$402	$281	$449
Earnings per share—basic	$1.82	$2.40	$2.56	$1.75	$2.86
Earnings per share—diluted	$1.64	$2.17	$2.42	$1.72	$2.84
Average number of shares outstanding
—basic	147	152	157	161	157
—diluted	163	168	166	163	158
Balance Sheet Data (as of year end)
Total assets(a)	$10,111	$10,914	$11,641	$12,194	$13,378
Net assets	845	1,299	1,432	1,281	1,496
Total long-term debt	567	370	450	600	800
Common shares and additional paid-in capital	748	902	817	557	388
Total stockholders’ equity	820	1,280	1,412	1,256	1,454
Other Financial Data
Capital expenditures	$47	$57	$49	$32	$55
Cash dividends declared per common share	$—	$0.58	$0.75	$0.86	$0.94

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

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

SHAPING OUR FUTURE

At our ‘‘Shaping our Future’’ Investor day in June 2006, we set out our strategy for the next five years. We aim to deliver strong revenue and profit growth by:

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

SUMMARY

Overview

The insurance market remained highly competitive throughout 2006, although the aggressive fee cutting and competition for new staff seen in 2005 moderated slightly. Outside of catastrophe-exposed markets, rates in most sectors have declined throughout the year. Against this background, we are pleased that we achieved our earlier forecasts for 2006 with the full year results reflecting the benefit of strong organic revenue growth, improved operating margin and a decrease in the salaries and benefits ratio (salaries and benefits as a percentage of revenues).

Results 2006 compared with 2005

Net income in 2006 was $449 million, or $2.84 per diluted share, compared with $281 million, or $1.72 per diluted share, in 2005. This increase reflected good organic revenue growth, improved operating margin and the benefit of a $71 million tax credit in the fourth quarter which primarily related to the resolution of certain prior year tax matters.

Total revenues at $2,428 million were $161 million, or 7 percent, higher than in 2005 as organic revenue growth of 8 percent, reflecting net new business growth in all our business units, more than offset a small reduction in market remuneration.

Operating margin for 2006 was 23 percent compared with 20 percent in 2005. Our margins in 2006 and 2005 have been impacted by a number of significant items:

•       a $102 million profit on the sale of our UK head office in second half 2006 (equivalent to 4 percent of revenues);

•       $105 million of expenditure in 2006 in support of our “Shaping Our Future’’ strategic initiatives, see “Strategic initiative expenditure’’ below (equivalent to 4 percent of revenues);

•       a $78 million gain on the sale of Stewart Smith in second quarter 2005 (equivalent to 3 percent of revenues); and

•       first quarter 2005 charges for: regulatory settlements and related costs, $60 million; the first quarter 2005 headcount reduction program, $28 million; and a $20 million additional charge for legal provisions following the March 31, 2005 review of legal proceedings (in total, equivalent to 5 percent of revenues).

The year on year improvement in 2006 operating margin also reflected lower pension charges than in 2005, the benefit of net new business and increased productivity from recent hires. These were partly offset by the impact of lower market remuneration.

Results 2005 compared with 2004

Net income in 2005 was $281 million, or $1.72 per diluted share, compared with $402 million, or $2.42 per diluted share, in 2004. Total revenues at $2,267 million were $8 million lower than in 2004 as net new business growth and improved client retention rates in all divisions were more than offset by a sharp reduction in market remuneration and falling insurance premium rates.

Operating margin in 2005 was 20 percent compared with 28 percent in 2004 with the decline attributable to the sharp reduction in market remuneration, increased compensation costs and a negative contribution from foreign currency translation, together with first quarter charges of $60 million for regulatory settlements and related costs, a $20 million increase in severance payments, and a $20 million additional charge for legal provisions following the March 31, 2005 review of legal proceedings. A $78 million gain on the sale of Stewart Smith in April 2005 partly offset the adverse impact of the significant first quarter charges.

Sale of Ten Trinity Square

In September 2006, we completed the sale of Ten Trinity Square, our UK head office building. The building has been leased back until we move into our new head office on Lime Street in early 2008. Gross proceeds were $202 million. The total pre-tax gain on disposal was $121 million of which $99 million was recognized on completion in third quarter 2006. The remaining $22 million (equivalent to the net present value of the leaseback rentals) is being recognized over the two year expected life of the lease, with $3 million having been recognized in fourth quarter 2006. While there is no cash tax payable on the disposal due to capital losses carried forward, we recognized a tax charge of $8 million on the disposal. The sale of our building, less related leaseback costs, contributed $0.58 to 2006 earnings per diluted share.

Strategic initiative expenditure

We incurred $105 million of costs in 2006 on initiatives to support our “Shaping Our Future’’ strategy set out above. $101 million of this expenditure was incurred in second half 2006 and relates to the following initiatives:

Initiative	Expenditure	Description
	($ million)
International efficiency review	28	Including severance costs, property closure costs and external fees for specialist cost reduction assistance
Data Center Consolidation and Willis client service platform rollout	10	Primarily severance costs and non-capital contractor fees
Real estate rationalization	9	Primarily lease termination costs
Reinsurance	10	Costs relating to designing value processes, severance costs and recruitment of specialist analytics and advisory skills
Shaping our Future, London	13	Including professional fees for the design of new London Market processes
UK Small Commercial	8	Primarily severance costs
US costs review	2	Primarily severance costs
Other	21	Including business closure costs, contractor costs and claims re-organization in the UK

Analyzed by type of expenditure, the $101 million of costs in second half 2006 comprised:

$ million
Salaries and benefits, including severance costs of $35 million	56
Other operating expenses	36
Depreciation expense and amortization of intangible assets	2
Net loss on disposal of operations	7
Total expenses	101

In addition to the significant expenditure in second half 2006, we incurred professional fees for platform redesign of $4 million in the first half of the year.

We expect this expenditure will lead directly to annualized benefits of approximately $65 million pre-tax by 2009. These benefits include cost reductions attributable to the elimination of nearly 500 positions. The benefit of these will be partly offset by additional real estate costs related to our new London and New York headquarters. Net of these real estate costs, we expect the net benefit from these strategic initiatives to be approximately $20 million in 2007, $30 million in 2008 and $45 million by 2009.

Future outlook

In 2007, we anticipate that we will continue to grow organic revenue and to expand operating margin modestly. We also expect that our adjusted effective tax rate (tax rate excluding the effect of tax gains and losses on disposals and other one-time items) will be approximately 31 percent.

In the longer term, we expect to deliver breakout financial performance in the next four years. Specifically, by full year 2010, we have set financial targets of salaries and benefits as a percentage of revenues to be below 54 percent; adjusted operating margin (operating margin excluding net gains and losses on disposals and other one-time items) to be 28 percent or better; and to have industry leading organic revenue growth.

Acquisitions

As announced at our Investor Day in June 2006, we will seek opportunities to acquire new business revenues of $50 million to $100 million per year over the next five years, with acquisitions focused on targeted geographies and areas that will reinforce our core businesses. Through 2006, we spent a total of $98 million on acquisitions: completing eight acquisitions of subsidiaries with annual revenues of approximately $30 million for $73 million, net of cash acquired, and purchasing an additional 5 percent of Gras Savoye & Cie, our French associate, for $25 million which increased our ownership to 38 percent.

Cash and financing

Cash at December 31, 2006 was $288 million, $95 million higher than at December 31, 2005. Net cash from operating activities was $147 million despite contributions to the UK and US pension schemes totaling $268 million. This, together with a $200 million drawdown on our revolving credit facility and the $202 million received from the sale of our London headquarters, was used to fund share buybacks of $211 million, dividends of $145 million and acquisitions totaling $98 million.

Total long-term debt at December 31, 2006 was $800 million and stockholders’ equity was $1.5 billion. The capitalization ratio (total long-term debt to total long-term debt and stockholders’ equity) was 35 percent at December 31, 2006 compared with 32 percent at December 31, 2005, with the net increase including a 2 percent increase attributable to the adoption of FAS 158, see “Accounting Changes’’ below.

We purchased 5.4 million of our own shares in 2006 at a cost of $211 million, including 3.8 million shares under an accelerated share repurchase program, leaving us with $789 million remaining under our existing $1 billion buyback authorization at December 31, 2006. Market conditions permitting, we expect to utilize the remaining authorization over the next two years or sooner if possible. We believe that the strength of our balance sheet would allow us to increase our leverage to fund some of these additional buybacks.

Management structure

Effective January 1, 2007, we changed our management structure. Our UK and Irish retail operations, Willis UK and Ireland, which were previously within our Global division have been combined with our previously existing international units to create a single International segment. The new International segment incorporates all our retail operations outside North America.

BUSINESS AND MARKET OVERVIEW

We provide a broad range of insurance brokerage and risk management consulting services to our worldwide clients. Our core businesses include Aerospace; Captives; Construction; Employee Benefits; Energy; Financial Institutions; Fine Art, Jewelry and Specie; Healthcare; Marine; Programs; Real Estate and Reinsurance.

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

During 2004, we saw a rapid transition from a hard market, with premium rates stable or increasing, to a soft market, with premium rates falling in most markets. The soft market continued throughout 2005, although the rate of decline moderated in the latter part of the year. In addition to the effect of declining rates, the latter part of 2004 and 2005 were also impacted by widespread changes to market practices following various regulatory investigations. These changes included the elimination of volume and profit-based contingents for global brokers and a significant reduction in other remuneration received from the market.

During 2006, the insurance market has remained highly competitive and, outside of catastrophe-exposed markets, rates in most sectors have declined. However, Marine, Energy and catastrophe-exposed American and Caribbean Property reinsurance terms and conditions have significantly tightened. Capacity in these markets remains inadequate which, together with the shortage of retrocessional reinsurance, has led to significant rate increases. However, in many other sectors of the insurance and reinsurance market, pricing and terms continue to soften.

OPERATING RESULTS

Revenues

2006 compared with 2005

				Change attributable to:
	2006	2005(i)	% change	Foreign currency translation	Acquisitions and disposals	Market remun- eration	Organic revenue growth(ii)
	(millions)
Global	$1,010	$961	5%	1%	(2)%	(2)%	8%
North America	775	722	7%	—%	—%	—%	7%
International	556	511	9%	(1)%	3%	(1)%	8%
Commissions and fees	$2,341	$2,194	7%	—%	—%	(1)%	8%
Investment income	87	73	19%	(2)%	—%	—%	21%
Total revenues	$2,428	$2,267	7%	—%	—%	(1)%	8%

(i)                Effective January 1, 2006 we changed our reporting structure: North America Global Markets and International Global Markets revenues, which were previously reported within our Global division, are now reported in the North America and International divisions respectively. In addition we refined our method for allocating revenues between our Global and North America divisions. We have retrospectively adjusted our 2005 revenue analysis to reflect our 2006 structure.

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

2006 revenues at $2,428 million were $161 million, or 7 percent, higher than in 2005 with organic revenue growth of 8 percent, reflecting strong net new business growth, more than offsetting a 1 percent decrease attributable to market remuneration.

Our Global and International operations earn a significant portion of their revenues in currencies other than the US dollar. In 2006, whilst there was no net impact on total reported revenues from the year on year effect of foreign currency translation, Global revenues benefited by a net 1 percent which mainly reflected stronger average sterling exchange rates against the dollar, compared with 2005.

Net acquisitions and disposals had a neutral impact on total revenues in 2006 as the benefit of acquisitions in: International, including MGT Corredores de Seguros in Chile, Nicon in Sweden, Asesores in Peru, Athos in Brazil and acquisitions of minority interests in Sweden, Norway and Columbia; and Global, including Gueits Adams and International Insurance Brokers Inc; was offset by the impact of the Stewart Smith sale in April 2005.

Market remuneration continues to decline and at $10 million in 2006 was $19 million lower than in 2005, equivalent to a 1 percent revenue reduction.

Organic revenues in 2006 were 8 percent higher than in 2005 reflecting strong net new business growth in all our operations. There was a net negligible year on year impact from rates and other market factors as the impact of generally declining rates was offset by other factors, including higher commission rates, higher insureds and changes in limits or exposures, together with significant rate increases in areas with exposures to windstorm and catastrophe.

Global:   Organic revenues were 8 percent higher in 2006 compared with 2005 reflecting net new business growth and a $9 million benefit from the Shaping our Future client profitability project that was piloted in the global specialty business in the second half of 2006. Finex, which is our financial and executive risk division, Niche, Aerospace and Construction all continued to show strong growth.

After a mixed first quarter, there has been strong growth in the rest of the year in Reinsurance compared with 2005. In Marine, Energy and catastrophe-exposed American and Caribbean Property, terms and conditions have significantly tightened. Capacity in these markets remains inadequate which, together with the shortage of retrocessional reinsurance, has led to significant rate increases. However, in many other sectors of the reinsurance market, pricing and terms continue to soften.

Elsewhere our Global Employee Benefits practice and Global Energy practice performed well. These are two areas we have identified as high growth potential and are investing in. Our UK and Ireland business also performed well; in particular Corporate Risk Solutions showed good growth.

North America:   North America reported 7 percent organic revenue growth in 2006, with strong growth across the business reflecting the results of our hiring strategy over the past two years and our sales culture. Geographies doing particularly well in the year include the Northeast, Central and Southeast. Our Executive Risks and Employee Benefits practices also continued to perform well.

International:   Organic revenue growth in commissions and fees was 8 percent for 2006 compared with 2005 reflecting good business growth despite a declining rate environment. Latin America (in particular Venezuela, Mexico and Brazil), Asia (Singapore, Hong Kong, Korea and China), Iberia and Italy all performed well.

2005 compared with 2004

				Change attributable to:
	2005(i)	2004(i)	% change	Foreign currency translation	Acquisitions and disposals	Market remun- eration	Organic revenue growth(ii)
	(millions)
Global	$961	$993	(3)%	—%	—%	(8)%	5%
North America	722	706	2%	—%	1%	(4)%	5%
International	511	506	1%	(1)%	1%	(3)%	4%
Commissions and fees	$2,194	$2,205	—%	—%	1%	(6)%	5%
Investment income	73	70	4%	(1)%	—%	—%	5%
Total revenues	$2,267	$2,275	—%	—%	1%	(6)%	5%

(i)                Following a change to our internal reporting structure effective January 1, 2006, North America Global Markets and International Global Markets revenues, which were previously reported within our Global division, are now reported in the North America and International divisions, respectively. In addition, we refined our method of allocating revenues between the Global and North America divisions. As a result of these changes, $109 million of revenues previously reported within our Global division in 2005 (2004: $123 million) have been reclassified between the North America ($45 million) and International divisions ($64 million) (2004: North America $46 million and International $77 million).

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

2005 revenues at $2,267 million were broadly in line with 2004 with the benefit of an increase from net new business growth and an increase attributable to net acquisitions and disposals being offset by the reduction in market remuneration.

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

Market remuneration was significantly lower in 2005 at $29 million compared with $148 million in 2004. This reduction followed our announcement in October 2004 that we were voluntarily abolishing contingent commission arrangements.

Organic revenues in 2005 were 5 percent higher than in 2004, with net new business growth in all our operations and improved client retention in 2005 only partly offset by soft or declining rates in most of our markets.

Global:   Organic revenues were 5 percent higher in 2005 compared with 2004. Rates were soft in virtually all the sectors we operated in and in the reinsurance market we saw a trend towards more centralized buying and higher retentions. Despite the highly competitive market, net new business growth improved and we saw some benefit in the London market from market remuneration migrating to fees. Our Aerospace and Niche businesses in Global Specialties performed well.

North America:   North America reported 5 percent revenue growth in 2005 compared with 2004 despite declining rates particularly in the first half of 2005. Net new business growth remained robust across all regions and businesses with improved retention rates also a significant contributor. Overall, most regional sectors performed well and we saw good growth in the financial institutions and large account practices. In our large account practice, we saw a sustained increase in requests for proposals with total new business in 2005 higher than that achieved in 2004.

International:   International revenues were 4 percent higher than in 2004 as net new business growth and improved client retention in most regions more than offset the impact of a further softening of rates in many areas. South Africa, Russia, Latin America and Asia all performed well.

General and administrative expenses

	2006	2005	2004
	(millions, except percentages)
Salaries and benefits	$1,457	$1,384	$1,218
Other	454	405	391
General and administrative expenses	$1,911	$1,789	$1,609
Salaries and benefits as a percentage of revenues	60%	61%	54%
Other as a percentage of revenues	19%	18%	17%

2006 compared with 2005

General and administrative expenses at $1,911 million for 2006 were $122 million, or 7 percent, higher than in 2005. Foreign currency translation had a net 1 percent adverse impact and there was a net nil impact from acquisitions net of disposals.

General and administrative expenses have been adversely impacted by significant charges in both 2006 and 2005. In 2006 we incurred $96 million of expenditure on strategic initiatives, as discussed above, and in 2005 we incurred significant first quarter charges relating to: the first quarter 2005 headcount reduction program, $28 million; a $20 million additional charge for legal provisions; and $9 million of costs related to regulatory settlements.

Salaries and benefits were $1,457 million in 2006 compared with $1,384 million in 2005. The compensation ratio (salaries and benefits as a percentage of revenues) at 60 percent was down from 61 percent in 2005 and was mainly impacted by:

•  pensions:

the pension charge in 2006 was $33 million lower than in 2005 which was mainly attributable to an increased return on assets in the UK plan due to higher asset levels, reflecting the good returns in 2005 and increased contributions by the Company, and an increase in the expected rate of return assumption from 7.25 percent to 7.75 percent. In addition, the US charge benefited from savings attributable to the 2005 headcount reduction program; and

•       the benefit of net new business and an increased revenue contribution from our recent hires;

offset by

•       severance:

severance costs were $41 million in 2006 of which $35 million related to our strategic initiatives under which nearly 500 positions have been eliminated. Severance costs were $30 million in 2005 of which $28 million related to a headcount reduction program in first quarter 2005 under which approximately 500 positions were eliminated. We do not expect to initiate a major headcount reduction program in 2007 and therefore expect severance costs will be significantly lower in 2007 compared with both 2006 and 2005;

•       a $19 million reduction in market remuneration.

Net headcount on a full-time equivalent basis at December 31, 2006 was approximately 13,000 compared with 12,800 at December 31, 2005. For the year ended December 31, 2006 average revenues per employee were approximately $186,000 compared with $174,000 per employee for fiscal 2005.

Other expenses at $454 million were $49 million, or 12 percent, higher than in 2005 of which 1 percent was attributable to the impact of net acquisitions and disposals and 1 percent to foreign currency translation.

Other expenses were 19 percent of revenues in 2006 compared with 18 percent in 2005 with the net increase mainly attributable to:

•       the $37 million expenditure on strategic initiatives in 2006; partly offset by

•       an additional $20 million provision for legal claims following the March 31, 2005 review of legal proceedings and $9 million of legal costs relating to the 2005 regulatory settlements.

2005 compared with 2004

General and administrative expenses at $1,789 million in 2005 were $180 million, or 11 percent, higher than in 2004 of which 3 percent was attributable to acquisitions net of disposals and foreign currency translation.

Salaries and benefits were $1,384 million, or 61 percent of revenues, in 2005 compared with $1,218 million, or 54 percent of revenues, in 2004. The increase in the compensation ratio (salaries and benefits as a percentage of revenues) was mainly attributable to the $119 million reduction in market remuneration and the incremental cost of net new hires and higher costs to retain and incentivize existing staff, together with a $20 million increase in severance costs, primarily relating to the first quarter 2005 headcount reduction program, and the impact of foreign currency translation. Excluding severance costs relating to the first quarter headcount reduction program, the compensation ratio was 60 percent in 2005.

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

Regulatory settlements

As discussed in detail in Note 9 to our Consolidated Financial Statements, we entered into agreements with the New York Attorney General, the New York Superintendent of Insurance and the Minnesota Attorney General in second quarter 2005 under which we paid $51 million into bank accounts for reimbursement funds.

Operating income and margin

	2006	2005	2004
	(millions, except percentages)
Revenues	$2,428	$2,267	$2,275
Operating income	552	451	630
Operating margin or operating income as a percentage of revenues	23%	20%	28%

2006 compared with 2005

Operating margin was 23 percent in 2006 compared with 20 percent in 2005. Our margins in 2006 and 2005 have been impacted by a number of significant items:

•       the $102 million profit on the sale of our UK head office in second half 2006 (equivalent to 4 percent of revenues);

•       $105 million of expenditure in 2006 in support of our “Shaping Our Future’’ strategic initiatives (equivalent to 4 percent of revenues);

•       the $78 million gain on the sale of Stewart Smith in 2005 (equivalent to 3 percent of revenues); and

•       first quarter 2005 charges for: regulatory settlements and related costs, $60 million; the first quarter 2005 headcount reduction program, $28 million; and a $20 million additional charge for legal provisions following the March 31, 2005 review of legal proceedings (in total, equivalent to 5 percent of revenues).

The year on year improvement in 2006 operating margin also reflected lower pension charges, the benefit of net new business and increased productivity from recent hires, partly offset by the impact of lower market remuneration.

2005 compared with 2004

Operating margin at 20 percent for 2005 was significantly lower than 2004 and was impacted by:

•       the first quarter 2005 provision for regulatory settlements of $51 million and related legal costs of $9 million;

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

The net effect of these items was to reduce operating margin by 1 percent. The remaining decline in operating margin was mainly attributable to: the $119 million reduction in market remuneration; increased retention and recruitment costs; the impact of foreign currency translation; and the effect of Stewart Smith which was sold in April 2005.

Interest expense

Interest expense in 2006 was $38 million, compared with $30 million in 2005 and $22 million in 2004, with the increases mainly due to higher average levels of debt at higher interest rates following the replacement of the $450 million term loan with $600 million of senior notes in July 2005, as part of our long term capital structure planning, and the $200 million drawdown on the revolving credit facility in the latter part of 2006.

Income taxes

	2006	2005	2004
	(millions, except percentages)
Income before taxes	$514	$421	$591
Income taxes	63	143	197
Effective tax rate	12%	34%	33%

The effective tax rate in 2006 was 12 percent compared with 34 percent in 2005. The lower effective tax rate was primarily attributable to a $65 million tax credit arising in fourth quarter 2006 and a low effective tax rate on the capital gain on the disposal of our UK head office building. The tax credit reflects the resolution of complex tax issues relating to the original KKR acquisition structure and subsequent internal restructurings. In addition, there was a $6 million credit in fourth quarter 2006 relating to deferred tax on acquired intangibles. The $71 million fourth quarter tax credit contributed $0.45 to diluted earnings per share in 2006.

The effective tax rate in 2005 was 34 percent. The net impact of the effect of tax on net disposals, the amortization of intangibles, and the $60 million of regulatory settlements and related costs was 2 percent, of which approximately 3 percent was attributable to the $78 million profit on disposal of Stewart Smith and a negative 1 percent to the tax effect of the regulatory settlements and related costs. Excluding the effect of tax on net disposals of operations, the amortization of intangible assets, and regulatory settlements and related costs, the underlying tax rate was 32 percent compared with 33 percent in 2004 which contributed approximately $0.04 to diluted earnings per share in 2005.

Net income and earnings per diluted share

	2006	2005	2004
	(millions, except per share data)
Net income	$449	$281	$402
Earnings per diluted share	$2.84	$1.72	$2.42
Average diluted number of shares outstanding	158	163	166

2006 compared with 2005

Net income for 2006 was $449 million, or $2.84 per diluted share, compared with $281 million, or $1.72 per diluted share in 2005. Net income in both 2006 and 2005 has been impacted by a number of significant items: the third quarter 2006 sale of our London head office building, less related leaseback costs, equivalent to $0.58 per diluted share; the 2006 “Shaping our Future’’ expenditure, equivalent to $0.47 per diluted share; the $71 million tax credit in fourth quarter 2006, equivalent to $0.45 per diluted share; the gain on the sale of Stewart Smith in second quarter 2005, equivalent to $0.25 per diluted share; and the first quarter 2005 charges for regulatory settlements and related costs, the headcount reduction program and the March 31, 2005 review of legal proceedings, equivalent to $0.43 per diluted share.

Foreign currency translation had a negative $0.02 impact on earnings per diluted share in 2006 compared with 2005. A five million reduction in average diluted share count contributed $0.09 to 2006 diluted earnings per share.

2005 compared with 2004

Net income for 2005 was $281 million, or $1.72 per diluted share, compared with $402 million, or $2.42 per diluted share, in 2004. Net income in 2005 was impacted by a number of significant items: the $36 million post-tax cost of regulatory settlements in first quarter 2005 together with related legal costs, equivalent to $0.22 per diluted share; the $19 million post-tax cost of the first quarter 2005 headcount reduction program, equivalent to $0.12 per diluted share; the $14 million post-tax cost of the additional $20 million provision for legal claims following the March 31, 2005 review of legal cases, equivalent to $0.09 per diluted share; and the $41 million post-tax net gain on disposal of operations primarily relating to the second quarter 2005 sale of Stewart Smith, equivalent to $0.25 per diluted share. The decrease excluding these significant items was mainly attributable to the reduction in market remuneration; increased retention and recruitment costs; the impact of foreign currency translation; and the effect of Stewart Smith which was sold in April 2005; partly offset by the lower tax rate.

Excluding the gain on disposal in second quarter 2005, Stewart Smith’s results contributed $Nil to net income per diluted share in 2005 and $0.12 in 2004. The following table shows the impact of Stewart Smith on results in the periods prior to sale:

	2005	2004
	(millions, except per share data)
Revenues	$10	$77
General and administrative expenses	11	44
Operating (loss) income	(1)	33
Income taxes	—	13
Net (loss) income	$(1)	$20
Contribution to net income per diluted share	$—	$0.12

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

As a consequence of the adoption of FAS 123R, we recognized share-based compensation of $18 million in both 2006 and 2005.

In addition to the income statement, the adoption of FAS 123R impacted our prior period diluted sharecount with diluted sharecount for 2005 being reduced by 1 million to 163 million and 2004 diluted sharecount by 2 million to 166 million as proceeds under the treasury stock method were adjusted. The proceeds were adjusted to include average unrecognized compensation cost outstanding in the period and for changes to the calculation of future tax consequences. When we reported previously under APB 25, time options granted at market value gave no rise to an accounting charge and hence there was no increase from unrecognized compensation cost to assumed proceeds under the treasury stock method.

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

The impact of this retrospective adjustment is to increase the UK pension charge for 2005 by $10 million to $41 million and for 2004 by $27 million to $35 million, with a related adverse impact on diluted earnings per share for 2005 of $0.04 and on 2004 diluted earnings per share of $0.09. The increase in the 2005 and 2004 UK pension charges as a result of the change in accounting methodology is mainly attributable to the recognition under the fair value method of net prior period asset losses brought forward at January 1, 2005 and 2004 that had previously been deferred under the calculated value methodology. The recognition of these losses:

•       reduces the market related value of assets at January 1, 2005 and 2004 which consequentially reduces the return on assets leading to an increase in the 2005 and 2004 pension charges; and

•       increases actuarial losses at January 1, 2005 and 2004 which leads to an increased amortization charge and consequently a further increase in the 2005 and 2004 pension charges.

If we had used the previous calculated value methodology in 2006, the UK pension expense for 2006 would have been $23 million higher. The lower charge under the new fair value methodology mainly reflects the recognition of net asset gains at January 1, 2006 that would have been deferred under the calculated value methodology. The recognition of these gains:

•       increased the market related value of assets at January 1, 2006 which consequentially increased the return on assets leading to a decrease in the 2006 pension charge; and

•       reduced actuarial losses at January 1, 2006 which led to a lower amortization charge and consequently a further decrease in the 2006 pension charge.

Pensions—adoption of FAS 158

•       In September 2006, the Financial Accounting Standards Board issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (‘FAS 158’), which required an employer to:

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

The requirements of FAS 158 are applied prospectively upon adoption. The requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after December 15, 2006, and have been applied for the year ended December 31, 2006. The adoption of FAS 158 has resulted in a $189 million post tax charge to other comprehensive income as at December 31, 2006.

CRITICAL ACCOUNTING ESTIMATES

The Company’s accounting policies are described in Note 2 to the Consolidated Financial Statements. Management considers that the following accounting estimates or assumptions are the most important to the presentation of the Company’s financial condition or operating performance. Management has discussed its critical accounting estimates and associated disclosures with our Audit Committee.

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

Effective January 1, 2006 we increased our long-term expected rate of return assumption for our UK pension plan assets from 7.25 percent to 7.75 percent. This change reflects management’s best estimate of the longer term performance of the UK fund taking into account average returns over the last ten years, the current asset mix and market expectations. The increase in the long-term rate of return on assets assumption benefited the 2006 pension expense by approximately $9 million.

Net pension expense for our defined benefit pension plans in 2006 was $29 million, a decrease of $33 million compared with 2005 of which $25 million related to the UK plan. The decrease in the UK expense was mainly attributable to an increased return on assets in the UK plan due to higher asset levels, reflecting the good returns in 2005 and increased contributions by the Company, and an increase in the expected rate of return assumption from 7.25 percent to 7.75 percent. The US pension charge was $8 million lower in 2006 with the decrease mainly due to savings attributable to the 2005 headcount reduction program.

Based on December 31, 2006 assumptions, we expect our net pension expense in 2007 to decrease by approximately $35 million compared with 2006 principally attributable to a $25 million increase in the expected return on UK plan assets partly reflecting higher asset levels following the incremental contributions made in 2006.

UK plan

	As disclosed using December 31, 2006 assumptions	Impact of a 0.25 percentage point increase in the expected rate of return on assets(1)	Impact of a 0.25 percentage point increase in the discount rate(1)	One year increase in mortality assumption(1) (2)
	(millions)
Estimated 2007 expense	$(19)	$(6)	$(8)	$9
Projected benefit obligation at December 31, 2006	2,090	N/A	(94)	52

(1)             With all other assumptions held constant

(2)             Assumes all plan participants are one year younger

Expected long-term rates of return on plan assets are developed from the expected future returns of the various asset classes using the target asset allocations. The expected long-term rate of return used for determining the net UK pension expense in 2006 was 7.75 percent, up from 7.25 percent in 2005, and equivalent to an expected return in 2006 of $143 million. The actual return in 2006 was $141 million.

Rates used to discount pension plan liabilities at December 31, 2006 were based on yields prevailing at that date of high quality corporate bonds of appropriate maturity. The selected rate used to discount UK plan liabilities was 5.3 percent compared with 4.9 percent at December 31, 2005 with the increase reflecting an increase in long term bond rates in the United Kingdom during 2006. The higher discount rate at December 31, 2006 generated an actuarial gain of $151 million at December 31, 2006 which was partly offset by a $53 million actuarial loss attributable to an increase in the inflation assumption.

Mortality assumptions at December 31, 2006 were unchanged from December 31, 2005. As an indication of the longevity assumed, our calculations assume that a UK male retiree aged 65 at December 31, 2006 would have a life expectancy of 20 years.

US plan

	As disclosed using December 31, 2006 assumptions	Impact of a 0.25 percentage point increase in the expected rate of return on assets(1)	Impact of a 0.25 percentage point increase in the discount rate(1)	One year increase in mortality assumption(1) (2)
	(millions)
Estimated 2007 expense	$13	$(1)	$(1)	$2
Projected benefit obligation at December 31, 2006	585	N/A	(19)	16

(1)             With all other assumptions held constant

(2)             Assumes all plan participants are one year younger

The expected long-term rate of return used for determining the net US pension expense in 2006 was 8.0 percent, compared with an actual return of 14.6 percent. The rate used to discount US plan liabilities at December 31, 2006 was 6.0 percent, determined based on expected plan cash flows discounted using a corporate bond yield curve, an increase of 0.25 percent compared with the rate used at December 31, 2005.

The mortality assumption for the US plan at December 31, 2006 was unchanged from 2005. As an indication of the longevity assumed, our calculations assume that a US male retiree aged 65 at December 31, 2006 would have a life expectancy of 18 years.

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

At December 31, 2006, the Company had gross deferred tax assets of $247 million (2005: $319 million) against which a valuation allowance of $73 million (2005: $110 million) had been recognized. To the extent that the actual future taxable income in the periods during which the temporary differences are expected to reverse differs from current projections, or assumed prudent and feasible tax planning strategies fail to materialize, or new tax planning strategies are developed, or material changes occur in actual tax rates or loss carry forward time limits, the Company may adjust the deferred tax asset considered realizable in future periods. Such adjustments could result in a significant increase or decrease in the effective tax rate and have a material impact on our net income.

Commitments, contingencies and accrued liabilities

We purchase professional indemnity insurance which in part covers the errors and omission claims arising in the ordinary course of business. The terms of this insurance vary by policy year and self-insured risks have increased significantly over recent years. We have established provisions against various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Such provisions cover claims that have been reported but not paid and also claims that have been incurred but not reported. These provisions are established based on actuarial estimates together with individual case reviews and are believed to be adequate in the light of current information and legal advice.

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

FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be adopted by the Company as of January 1, 2007.

The Company has evaluated the impact of adopting FIN 48 and has concluded that it will not be material.

LIQUIDITY AND CAPITAL RESOURCES

On July 26, 2006 the Board authorized a new share buyback program for $1 billion. This replaced our previous $500 million buyback program and its remaining $140 million authorization. We purchased 5.4 million shares in 2006 at a cost of $211 million, including 3.8 million shares under an accelerated share repurchase program, leaving us with $789 million remaining under our $1 billion buyback authorization at December 31, 2006. Market conditions permitting, we expect to utilize the remaining authorization over the next two years or sooner if possible. We believe that the strength of our balance sheet would allow us to increase our leverage to fund some of these additional buybacks.

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

Net cash provided by operating activities, which excludes fiduciary cash movements, was $147 million in 2006 compared with $95 million in 2005 and $360 million in 2004. In 2006, we paid contributions into our UK and US pension funds of $268 million compared with $104 million in 2005 and $51 million in 2004. Compared with 2004, both 2006 and 2005 cash inflows have been lower as a result of the abolition of volume and profit-based contingent commissions and the significant reduction in other market remuneration.

Net cash provided by operations in 2005 was also adversely impacted by a reclassification of approximately $134 million own funds to fiduciary funds under Financial Services Authority (“FSA”) regulations in the United Kingdom which came into force in January 2005 and affected the timing of transferring commissions from fiduciary funds to own funds. The regulations changed the basis for the withdrawal of commissions from fiduciary funds to own funds from an earned to a receipts basis, with a consequential increase in fiduciary funds and decrease in own funds.

Investing activities

Total net cash provided by investing activities was $67 million in 2006 compared with $32 million in 2005 and a $183 million outflow in 2004.

Cash used for acquisitions of subsidiaries in 2006 amounted to $73 million (net of cash acquired), and was primarily incurred in acquiring Gueits, Adams & Company and International Insurance Brokers, Inc. in the United States, Reinsurance Consultants in South Africa, Nicon in Sweden, MGT Corredores de Seguros in Chile and acquisitions of minority interests in Sweden, Norway and Columbia.

In September 2006, we acquired a further 5 percent of Gras Savoye & Cie, our French associate, for $25 million bringing our total interest to 38 percent. The acquisition was pursuant to a put arrangement we entered into in 1997, see ‘Contractual Obligations’ below.

In September 2006, we also completed the sale of our UK head office at Ten Trinity Square. Gross proceeds from the sale were $202 million. We have leased back the property at an annual rental of $12 million until 2008 when we expect to move into our new London offices.

Net cash proceeds from the sale of operations in 2005 totaled $90 million pre-tax and were mainly attributable to the sale of Stewart Smith on April 14, 2005. Cash used for acquisitions in 2005 amounted to $35 million (net of cash acquired) was primarily incurred in acquiring: CGI Consulting Group, Inc., now Willis Benefits of Pennsylvania, Inc., a US employee benefits firm and Primary Worldwide Corporation in the US; C.R. King and Partners Limited in the United Kingdom; J.H. Asesores y Corredores de Seguros S.A. a Peruvian broker; K.R. Athos Consultoria e Corretora de Seguros de Vida S/C Ltd, a Brazilian employee benefits firm; and Essence, a Taiwanese broker.

Cash used for acquisitions in 2004 totaled $147 million (net of cash acquired). The cash was used primarily for the acquisitions of: Coyle Hamilton, the Republic of Ireland’s largest privately owned insurance broker; the controlling interest in Willis A/S, Denmark’s largest insurance broker; two reinsurance brokers in Italy and Denmark; and Opus, a regional insurance broking business in the United Kingdom.

We have historically funded acquisitions with cash or a combination of cash and equity. Depending on the acquisition and the economics of the transaction, we would expect this pattern to continue.

Capital expenditures for 2006, 2005 and 2004 were $55 million, $32 million and $49 million, respectively. We have funded our requirements for capital expenditures by cash generated internally from operations and expect to continue to do so in the future.

Financing activities

Cash used in financing activities amounted to $129 million in 2006, compared with $270 million in 2005 and $203 million in 2004.

We continued to buy back shares in 2006, repurchasing 5.4 million shares for $211 million during the year compared with 10.3 million shares for $360 million in 2005 and 9.3 million shares at a cost of $339 million in 2004.

We increased our external debt by $200 million in 2006 by drawing down on our revolving credit facility, with the increase primarily funding our increased pension contributions. In 2005, the completion of our senior notes offering of $600 million in July 2005 and the subsequent repayment of the $450 million term loan generated a net cash inflow of $143 million. There was a net inflow of $63 million from refinancing debt in 2004.

Excess tax benefits from share-based payment arrangements were $11 million in 2006 compared with $45 million in 2005 and $130 million in 2004 reflecting a decrease in the level of options exercised over the period.

Cash dividends paid in 2006 were $145 million compared with $135 million in 2005 and $115 million in 2004. In February 2007, the quarterly cash dividend declared was increased by 6 percent to $0.25 per share, an annual rate of $1.00 per share. At this rate, the expected annual cost of dividends payable in 2007 will be approximately $150 million. We have funded dividends from cash generated internally by operations and expect to do so in the future.

As of December 31, 2006, we had cash and cash equivalents of $288 million, compared with $193 million at December 31, 2005, and $100 million of our $300 million revolving credit facility remained available to draw.

CONTRACTUAL OBLIGATIONS

Our contractual obligations at December 31, 2006 were:

	Payments due by
Obligations	Total	2007	2008- 2009	2010- 2011	After 2011
	(millions)
5.125% Senior Notes due 2010	$250	$—	$—	$250	$—
5.625% Senior Notes due 2015	350	—	—	—	350
Revolving credit facility expires 2010(i)	200	—	—	200	—
Interest on Senior Notes	228	32	65	52	79
Operating leases	1,419	124	215	172	908
Pensions	98	98	—	—	—
Put options relating to subsidiaries and associates(ii)	546	382	63	90	11
Total contractual obligations	$3,091	$636	$343	$764	$1,348

(i)                Our revolving credit facility expires in October 2010. Under the facility we have the ability to drawdown funds which reprice at LIBOR plus 0.375 for the drawdown period. Interest on this revolving credit facility has not been included in the above table as we are not able to predict when and how much we will draw on the facility in the future

(ii)             Based on the earliest dates on which options could be exercised

In November 2004, we entered into a 25 year agreement with British Land plc relating to our new UK headquarters in London. Construction commenced in early 2005 and our occupancy is targeted for early 2008. Our contractual obligations in relation to this commitment totaling $918 million are included in the table above, but are contingent upon the successful completion of construction.

Following changes to UK pensions legislation in 2005, we are now required to agree a funding strategy for our UK defined benefit plan with the plan’s trustees. In January 2006, we agreed to make additional 2007 contributions of $98 million.

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

As part of the 1997 acquisition of our initial 33 percent shareholding of Gras Savoye, we entered into a put arrangement, whereby the other shareholders in Gras Savoye (primarily two families, two insurance companies and Gras Savoye’s executive management team) could put their shares to us. Until 2011, we will be obligated to buy the shares of certain shareholders to the extent those shareholders put their shares, potentially increasing our ownership from 38 percent to 90 percent if all shareholders put their shares, at a price determined by a contractual formula based on earnings and revenue. We acquired an additional 5 percent of Gras Savoye at a cost of $25 million under these arrangements in September 2006. Management shareholders of Gras Savoye (representing approximately 10 percent of shares) do not have general put rights before 2011, but have certain put rights on their death, disability or retirement from which payments, at December 31, 2006 based on the formula would not have exceeded $64 million. The shareholders may put their shares individually at any time during the put period.

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

Off-balance sheet transactions

Apart from commitments, guarantees and contingencies, as disclosed in Note 9 of the Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations or liquidity.

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

A discussion of our accounting policies for financial and derivative instruments is included in Note 2 of Notes to the Consolidated Financial Statements and further disclosure is provided in Note 15 of Notes to the Consolidated Financial Statements.

Foreign exchange risk management

We conduct our business in over 100 currencies. Accordingly, movements in currency exchange rates may affect our results.

We report our operating results and financial condition in US dollars. Our US operations earn revenue and incur expenses primarily in US dollars. In the United Kingdom, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in pounds sterling. Outside the United States and the United Kingdom, we predominantly generate revenue and expenses in the local currency. The table below gives an approximate analysis of revenues and expenses by currency in 2006.

	Pounds Sterling	US Dollars	Other currencies
Revenues	13%	55%	32%
Expenses	33%	42%	25%

Our operations are exposed to foreign exchange risk arising from cash flows and financial instruments that are denominated in currencies other than the US dollar. Our primary foreign exchange risk arises from changes in the exchange rates between US dollars and pounds sterling. Our objective is to maximize our cash flow in US dollars. Generally, our policy is to convert into pounds sterling all revenue arising in currencies other than US dollars together with sufficient US dollar revenues to fund the remaining pound sterling expenses. Outside the United Kingdom only those cash flows necessary to fund mismatches between revenues and expenses are converted into local currency. Amounts remitted to the United Kingdom are usually converted into pounds sterling and the currency exposures managed by entering into forward exchange contracts. Generally, it is our policy to hedge at least 25 percent of the next 12 months’ exposure in significant currencies. We do not hedge exposures beyond three years.

The table below provides information about our foreign currency forward exchange contracts, which are sensitive to exchange rate risk. The table summarizes the US dollar equivalent amounts of each currency bought and sold forward and the weighted average contractual exchange rates. All forward exchange contracts mature within three years.

	Settlement date before December 31,
	2007		2008		2009
December 31, 2006	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount		Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
US dollars sold for sterling	$69	$1.76=£1	$26	$1.74=£1	$	nil	n/a
Japanese Yen sold for sterling	9	Yen 181.45=£1	2	Yen 173.58=£1	nil		n/a
Euro sold for sterling	51	Euro 1.40=£1	23	Euro 1.40=£1	12		Euro 1.39=£1
Total	$129		$51			$12
Fair Value(1)	$13		$5		$	nil

	Settlement date before December 31,
	2006		2007		2008
December 31, 2005	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
US dollars sold for sterling	$88	$1.69=£1	$44	$1.76=£1	$9	$1.73=£1
Japanese Yen sold for sterling	12	Yen 174.47=£1	7	Yen 173.25=£1	2	Yen 173.58=£1
Euro sold for sterling	48	Euro 1.40=£1	24	Euro 1.38=£1	4	Euro 1.37=£1
Total	$148		$75		$15
Fair Value(1)	$4		$1		$ nil

(1)             Represents the difference between the contract amount and the cash flow in US dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2006 or 2005 at the forward exchange rates prevailing at that date.

Interest rate risk management

Our operations are financed principally by $600 million fixed rate Senior Notes issued by a subsidiary which are split between $250 million due 2010 and $350 million due 2015. As of December 31, 2006 we had also drawn down $200 million on our $300 million Revolving Credit Facility which expires in 2010. The interest rate applicable to this borrowing is variable according to the period of each individual drawdown.

We are also subject to market risk from exposure to changes in interest rates based on our investing activities where our primary interest rate risk arises from changes in short-term interest rates in both US dollars and pounds sterling.

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

The table below provides information about our derivative instruments and other financial instruments that are sensitive to changes in interest. For interest rate swaps, the table presents notional principal amounts and average interest rates analyzed by expected maturity dates. Notional principal amounts are used to calculate the contractual payments to be exchanged under the contracts. The duration of interest rate swaps varies between one and four years, with re-fixing periods of three months. Average fixed and variable rates are, respectively, the weighted-average actual and market rates for the interest hedges in place. Market rates are the rates prevailing at December 31, 2006 or 2005, as appropriate.

	Expected to mature before December 31,
December 31, 2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value(1)
	($ millions, except percentages)
Short-term investments
Principal ($)		9	10	10	3		32	32
Fixed rate receivable		4.91%	4.54%	3.89%	3.75%		4.36%
Principal (£)		5	13	6	2		26	26
Fixed rate receivable		6.25%	5.50%	4.85%	4.25%		5.37%
Long-term fixed rate debt
Principal ($)				250		350	600	585
Fixed rate payable				5.13%		5.63%	5.51%
Long-term floating rate debt
Principal ($)				200			200	200
Variable rate payable				5.74%			5.74%
Interest rate swaps
Principal ($)	102	230	310	195			837	(5)
Fixed rate receivable	3.81%	4.13%	4.55%	5.07%			4.60%
Variable rate payable	5.24%	5.09%	4.91%	4.72%			4.90%
Principal (£)	93	73	95	84			345	(3)
Fixed rate receivable	5.14%	5.06%	4.77%	5.01%			4.94%
Variable rate payable	5.33%	5.38%	5.45%	5.43%			5.42%
Principal (€)	36	37	54	7			134	(1)
Fixed rate receivable	3.80%	3.37%	3.15%	3.62%			3.32%
Variable rate payable	3.82%	3.94%	4.12%	4.19%			4.04%
Forward rate agreements
Principal ($)	160						160	—
Fixed rate receivable	5.28%						5.28%
Variable rate payable	5.24%						5.24%
Forward rate agreements
Principal (£)	53						53	—
Fixed rate receivable	4.69%						4.69%
Variable rate payable	5.32%						5.32%

(1)             Represents the net present value of the expected cash flows discounted at current market rates of interest as appropriate.

	Expected to mature before December 31,
December 31, 2005	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value(1)
	($ millions, except percentages)
Short-term investments
Principal ($)			8	11	10	3	32	32
Fixed rate receivable			4.97%	4.42%	3.90%	3.75%	4.25%
Principal (£)			4	16	10	3	33	33
Fixed rate receivable			6.25%	5.31%	4.80%	4.25%	5.12%
Long-term debt
Principal ($)					250	350	600	601
Fixed rate payable					5.13%	5.63%	5.50%
Interest rate swaps
Principal ($)	305	102	230	235			872	(8)
Fixed rate receivable	3.63%	3.66%	4.11%	4.42%			4.18%
Variable rate payable	4.54%	4.75%	4.80%	4.84%			4.80%
Principal (£)	110	82	64	59			315	2
Fixed rate receivable	4.76%	5.07%	5.07%	4.75%			4.94%
Variable rate payable	4.53%	4.49%	4.50%	4.54%			4.51%
Principal (€)	50	33	33	24			140	1
Fixed rate receivable	3.71%	3.70%	3.38%	2.58%			3.21%
Variable rate payable	2.49%	2.89%	3.05%	3.13%			3.00%
Forward rate agreements
Principal ($)	130	30					160	—
Fixed rate receivable	4.29%	4.79%					4.43%
Variable rate payable	4.60%	4.81%					4.66%

(1)             Represents the net present value of the expected cash flows discounted at current market rates of interest as appropriate.

WILLIS GROUP HOLDINGS LIMITED

Item 8—Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Willis Group Holdings Limited
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Willis Group Holdings Limited and subsidiaries (collectively, the ‘‘Company’’) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of Willis Group Holdings Limited management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Willis Group Holdings Limited and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2, the accompanying 2005 and 2004 financial statements have been retrospectively adjusted for the adoption of Statement of Financial Accounting Standards No. 123R, Share Based Payment, and retrospectively adjusted for the change in method for determining the market related value of plan assets of the Company’s UK defined benefit pension plan from a calculated value method to the fair value method.

As discussed in Note 2 to the financial statements, in 2006 the Company changed its method of accounting for its defined benefit pension plans to adopt Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan—an amendment of FASB Statements No. 87, 88, 106, and 132R.

Deloitte & Touche LLP
London, England
February 28, 2007

WILLIS GROUP HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2006	2005	2004
		As adjusted (Note 2)
	(millions, except per share data)
REVENUES
Commissions and fees	$2,341	$2,194	$2,205
Investment income	87	73	70
Total revenues	2,428	2,267	2,275
EXPENSES
Salaries and benefits (including share-based compensation of $18, $18 and $20 (Note 6))	(1,457)	(1,384)	(1,218)
Other operating expenses	(454)	(405)	(391)
Regulatory settlements (Note 9)	—	(51)	—
Depreciation expense and amortization of intangible assets	(63)	(54)	(47)
Gain on disposal of UK head office (Note 3)	102	—	—
Net (loss) gain on disposal of operations (Note 4)	(4)	78	11
Total expenses	(1,876)	(1,816)	(1,645)
OPERATING INCOME	552	451	630
Interest expense	(38)	(30)	(22)
Premium on redemption of subordinated notes	—	—	(17)
INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	514	421	591
INCOME TAXES (Note 5)	(63)	(143)	(197)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	451	278	394
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX (Note 12)	16	14	15
MINORITY INTEREST, NET OF TAX	(18)	(11)	(7)
NET INCOME	$449	$281	$402
EARNINGS PER SHARE (Note 7)
—Basic	$2.86	$1.75	$2.56
—Diluted	$2.84	$1.72	$2.42
AVERAGE NUMBER OF SHARES OUTSTANDING (Note 7)
—Basic	157	161	157
—Diluted	158	163	166
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.94	$0.86	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
		As adjusted (Note 2)
	(millions, except share data)
ASSETS
Cash and cash equivalents	$288	$193
Fiduciary funds—restricted (Note 11)	1,772	1,563
Short-term investments (Note 11)	58	65
Accounts receivable, net of allowance for doubtful accounts of $32 in 2006 and $31 in 2005	8,756	8,026
Fixed assets (Note 10)	167	212
Goodwill and other intangible assets, net of accumulated amortization of $152 in 2006 and $138 in 2005	1,656	1,584
Investments in associates (Note 12)	173	129
Deferred tax assets (Note 5)	72	174
Pension benefits asset (Note 14)	166	—
Other assets	270	248
TOTAL ASSETS	$13,378	$12,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,062	$9,148
Deferred revenue and accrued expenses	430	367
Income taxes payable	54	153
Long-term debt (Note 13)	800	600
Liability for pension benefits (Note 14)	34	—
Other liabilities	502	645
Total liabilities	11,882	10,913
COMMITMENTS AND CONTINGENCIES (Note 9)
MINORITY INTEREST	42	25
STOCKHOLDERS’ EQUITY
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 153,002,802 shares in 2006 and 156,958,269 shares in 2005	—	—
Additional paid-in capital	388	557
Retained earnings	1,250	948
Accumulated other comprehensive loss, net of tax (Note 17)	(178)	(239)
Treasury stock, at cost, 165,979 shares in 2006 and 370,873 shares in 2005	(6)	(10)
Total stockholders’ equity	1,454	1,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,378	$12,194

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
		As adjusted (Note 2)
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$449	$281	$402
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (gain) on disposal of operations, fixed assets and short-term investments	1	(77)	(11)
Gain on disposal of London headquarters (Note 3)	(102)	—	—
Depreciation expense and amortization of intangible assets	63	54	47
Subordinated debt redemption expense	—	—	17
Provision for doubtful accounts	2	1	10
Minority interest	10	5	3
Provision for deferred income taxes	82	38	(30)
Excess tax benefits from share-based payment arrangements	(11)	(45)	(130)
Share-based compensation (Note 6)	18	18	20
Other	(20)	(24)	(12)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	(131)	(148)	80
Accounts receivable	(248)	(1,171)	(60)
Accounts payable	430	1,085	(32)
Additional funding of UK and US pension plans	(211)	(50)	—
Other	(185)	128	56
Net cash provided by operating activities	147	95	360
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed assets (Note 3)	205	6	11
Additions to fixed assets	(55)	(32)	(49)
Net cash proceeds from disposal of operations, net of cash disposed	5	90	10
Acquisitions of subsidiaries, net of cash acquired	(73)	(35)	(147)
Investments in associates	(25)	—	—
Purchase of short-term investments	—	(42)	(80)
Proceeds on sale of short-term investments	10	47	69
Other	—	(2)	3
Net cash provided by (used in) investing activities	67	32	(183)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	200	—	—
Repayments of debt	—	(450)	(370)
Draw down of term loans	—	—	450
Senior notes issued, net of debt issuance costs	—	593	—
Premium on redemption of subordinated notes	—	—	(17)
Repurchase of shares	(211)	(360)	(339)
Proceeds from issue of shares	16	37	58
Excess tax benefits from share-based payment arrangements	11	45	130
Dividends paid	(145)	(135)	(115)
Net cash used in financing activities	(129)	(270)	(203)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	85	(143)	(26)
Effect of exchange rate changes on cash and cash equivalents	10	(15)	13
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	193	351	364
CASH AND CASH EQUIVALENTS, END OF YEAR	$288	$193	$351

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	December 31,
	2006	2005	2004
		As adjusted (Note 2)
	(millions, except share data)
COMMON SHARES OUTSTANDING (thousands)
Balance, beginning of year	156,958	162,744	159,083
Common shares issued	78	284	1,505
Repurchase of shares	(5,397)	(10,291)	(9,288)
Exercise of stock options	1,364	4,221	11,444
Balance, end of year	153,003	156,958	162,744
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$557	$817	$902
Issue of common shares under employee stock compensation plans and related tax benefits	19	69	183
Repurchase of shares	(211)	(360)	(339)
Issue of common shares for acquisitions	3	7	48
Share-based compensation	18	18	20
Gains on sale of treasury stock	2	6	3
Balance, end of year	388	557	817
RETAINED EARNINGS
Balance, beginning of year	948	805	522
Net income (a)	449	281	402
Dividends	(147)	(138)	(119)
Balance, end of year	1,250	948	805
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance, beginning of year	(239)	(194)	(127)
Foreign currency translation adjustment (b)	44	(41)	8
Unrealized holding loss (c)	(1)	—	—
Minimum pension liability adjustment (d)	209	16	(59)
Net loss on derivative instruments (e)	(2)	(20)	(16)
Other comprehensive income (loss), net of tax	11	(239)	(194)
Adjustment on initial application of FAS 158	(189)	—	—
Balance, end of year	(178)	(239)	(194)
TREASURY STOCK
Balance, beginning of year	(10)	(16)	(17)
Shares reissued under stock compensation plans	4	6	1
Balance, end of year	(6)	(10)	(16)
TOTAL STOCKHOLDERS’ EQUITY	$1,454	$1,256	$1,412
TOTAL COMPREHENSIVE INCOME (a+b+c+d+e)	$699	$236	$335

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.                 NATURE OF OPERATIONS

Willis Group Holdings Limited (“Willis Group Holdings”) and subsidiaries (collectively, the “Company”) provide a broad range of value-added risk management consulting and insurance brokerage services, both directly and indirectly through their associates, to a diverse base of clients internationally. The Company provides specialized risk management advisory and other services on a global basis to clients in various industries, including aerospace, marine, energy and construction industries. In its capacity as an advisor and insurance broker, the Company acts as an intermediary between clients and insurance carriers by advising clients on risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through the Company’s global distribution network.

2.                 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to accounting principles generally accepted in the United States of America (“US GAAP”). Presented below are summaries of:

•       Accounting policy changes made in 2006;

•       Recent accounting pronouncements; and

•       Major accounting policies followed in the preparation of the accompanying consolidated financial statements.

Accounting Policy Changes in 2006

During 2006 the Company:

•       changed the methodology used to determine the market-related value of UK pension plan assets;

•       adopted Financial Accounting Standard (“FAS”) 123R, Share-Based Payment, (“FAS 123R”) using the modified-retrospective transition method; and

•       adopted FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FAS 158”).

Each of these accounting changes is discussed in more detail below.

Pensions—change in methodology

FAS 87, Employers’ Accounting for Pensions, (“FAS 87”) requires the expected return on plan assets to be determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. The market-related value of plan assets may either be a fair value or a calculated value that recognizes changes in a systematic and rational manner over not more than five years. Up to December 31, 2005, the market-related value of UK pension plan assets was determined using a calculated value that recognized asset gains or losses over five years. Effective January 1, 2006, the Company changed its method for determining the market-related value of UK pension plan assets to a fair value basis. The Company believes that fair value is a preferable measure of determining the market-related value of plan assets as it more fairly reflects the actual value of pension plan assets as of the balance sheet date. In addition, it brings the methodology used for calculating the market-related value of UK plan assets in line with the fair value methodology already used to value US plan assets.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In accordance with FAS 154, Accounting Changes and Error Corrections, (“FAS 154”) the change in method of determining the market-related value of plan assets has been applied retrospectively by adjusting all prior periods presented.

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

Pensions—adoption of FAS 158

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FAS 158 which required an employer to:

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

The requirements of FAS 158 are applied prospectively upon adoption. The requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after December 15, 2006, and have been applied for the year ended December 31, 2006.

The subsequent tables set out:

•       the line items in the consolidated financial statements and any affected per-share amounts that have been retrospectively adjusted to reflect the adoption of FAS 123R and the change in the methodology for determining the market-related value of the UK pension plan assets (‘‘Effect of pension accounting change’’);

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

•       the current year effect on line items in the consolidated financial statements that the changes in the method used to determine market-related value of UK pension plan assets had, together with any affected per-share amounts; and

•       the line items in the consolidated financial statements as a result of the adoption of FAS 158.

The following tables present the line items on the consolidated statement of operations for the years ended December 31, 2005 and 2004 that were retrospectively adjusted to reflect the accounting changes:

	Year ended December 31, 2005
	As originally reported	Effect of pension accounting change	Adoption of FAS 123R	As adjusted
	(millions, except per share data)
Salaries and benefits	$(1,356)	$(10)	$(18)	$(1,384)
Operating income	479	(10)	(18)	451
Income taxes	(152)	3	6	(143)
Net income	300	(7)	(12)	281
Basic earnings per share	$1.86	$(0.04)	$(0.07)	$1.75
Diluted earnings per share	$1.83	$(0.04)	$(0.07)	$1.72

	Year ended December 31, 2004
	As originally reported	Effect of pension accounting change	Adoption of FAS 123R	As adjusted
	(millions, except per share data)
Salaries and benefits	$(1,182)	$(27)	$(9)	$(1,218)
Operating income	666	(27)	(9)	630
Income taxes	(208)	8	3	(197)
Net income	427	(19)	(6)	402
Basic earnings per share	$2.72	$(0.12)	$(0.04)	$2.56
Diluted earnings per share	$2.54	$(0.09)	$(0.03)	$2.42

The following table presents the line items on the consolidated balance sheet at December 31, 2005 which were retrospectively adjusted to reflect the accounting changes:

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following tables present the line items on the consolidated statements of cash flows for the years ended December 31, 2005 and 2004, which were retrospectively adjusted to reflect the accounting changes:

	Year ended December 31, 2005
	As originally reported	Effect of pension accounting change	Adoption of FAS 123R	As adjusted
	(millions)
Net income	$300	$(7)	$(12)	$281
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	47	(3)	(6)	38
Excess tax benefits from share-based compensation arrangements	—	—	(45)	(45)
Share-based compensation.	—	—	18	18
Changes in operating assets and liabilities, net of effects from purchases of subsidiaries:
Other assets and liabilities	118	10	—	128
Net cash provided by operating activities	140	—	(45)	95
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	—	—	45	45
Net cash used in financing activities	$(315)	$—	$45	$(270)

	Year ended December 31, 2004
	As originally reported	Effect of pension accounting change	Adoption of FAS 123R	As adjusted
	(millions)
Net income	$427	$(19)	$(6)	$402
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	(19)	(8)	(3)	(30)
Excess tax benefits from share-based compensation arrangements	—	—	(130)	(130)
Share-based compensation.	11	—	9	20
Changes in operating assets and liabilities, net of effects from purchases of subsidiaries:
Other assets and liabilities	29	27	—	56
Net cash provided by operating activities	490	—	(130)	360
Cash flows from financing activities:
Excess tax benefits from share-based compensation arrangements	—	—	130	130
Net cash used in financing activities	$(333)	$—	$130	$(203)

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following tables present the line items on the consolidated statements of comprehensive income at December 31, 2005 and 2004, which were retrospectively adjusted to reflect the accounting changes:

	December 31, 2005
	As originally reported	Effect of pension accounting change	Adoption of FAS 123R	As adjusted
	(millions)
Net income	$300	$(7)	$(12)	$281
Other comprehensive loss, net of tax	(52)	7	—	(45)
Comprehensive income	$248	$—	$(12)	$236

	December 31, 2004
	As originally reported	Effect of pension accounting change	Adoption of FAS 123R	As adjusted
	(millions)
Net income	$427	$(19)	$(6)	$402
Other comprehensive loss, net of tax	(86)	19	—	(67)
Comprehensive income	$341	$—	$(6)	$335

The following table presents the cumulative effect of the accounting changes as of January 1, 2005:

	January 1, 2005
	As originally reported	Effect of pension accounting change	Adoption of FAS 123R	As adjusted
	(millions)
Deferred tax assets	$203	$—	$(12)	$191
Total assets	11,653	—	(12)	11,641
Additional paid-in capital	977	—	(160)	817
Retained earnings	675	(18)	148	805
Accumulated other comprehensive loss, net of tax	(212)	18	—	(194)
Total stockholders’ equity	1,424	—	(12)	1,412
Total liabilities and stockholders’ equity	$11,653	$—	$(12)	$11,641

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In addition to retrospectively adjusting prior accounting periods, FAS 154 also requires disclosure of the current year effect on financial statement line items of a change in accounting principle. The following table presents the line items on the consolidated statement of operations for the year ended December 31, 2006 that were affected by the change in the method for determining the market related value of plan assets:

	Year ended December 31, 2006
	As computed based on calculated value	Effect of change	As reported based on fair value
	(millions, except per share data)
Salaries and benefits	$(1,480)	$23	$(1,457)
Operating income	529	23	552
Income taxes	(55)	(8)	(63)
Net income	434	15	449
Basic earnings per share	$2.76	$0.10	$2.86
Diluted earnings per share	$2.75	$0.09	$2.84

The following table presents the line items on the consolidated balance sheet at December 31, 2006 that were affected by the change in the method for determining the market related value of plan assets:

	December 31, 2006
	As computed based on calculated value	Effect of change	As reported based on fair value
	(millions)
Deferred tax assets	$80	$(8)	$72
Other assets	247	23	270
Total assets	13,363	15	13,378
Retained earnings	1,260	(10)	1,250
Accumulated other comprehensive loss, net of tax	(203)	25	(178)
Total stockholders’ equity	1,439	15	1,454
Total liabilities and stockholders’ equity	$13,363	$15	$13,378

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents the line items on the consolidated statement of cash flows for the year ended December 31, 2006 that were affected by the change in the method for determining the market related value of plan assets:

	Year ended December 31, 2006
	As computed based on calculated value	Effect of change	As reported based on fair value
	(millions)
Net income	$434	$15	$449
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	74	8	82
Changes in operating assets and liabilities, net of effects from purchases of subsidiaries:
Other assets and liabilities	(162)	(23)	(185)
Net cash provided by operating activities	$147	$—	$147

The following table presents the line items on the consolidated statement of comprehensive income at December 31, 2006 that were affected by the change in the method for determining the market related value of plan assets:

	Year ended December 31, 2006
	As computed based on calculated value	Effect of change	As reported based on fair value
	(millions)
Net income	$434	$15	$449
Other comprehensive income, net of tax	265	(15)	250
Comprehensive income	$699	$—	$699

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table illustrates the incremental effect of applying FAS 158 on individual line items on the consolidated balance sheet for the year ended December 31, 2006.

	Year ended December 31, 2006
	Before application of FAS 158	Effect of FAS 158 application	After Application of FAS 158
	(millions)
Pension benefits asset	$419	$(253)	$166
Deferred income taxes	(12)	84	72
Total assets	13,547	(169)	13,378
Liability for pension benefits	14	20	34
Total liabilities	11,862	20	11,882
Accumulated other comprehensive income (loss), net of tax	11	(189)	(178)
Total stockholders’ equity	1,643	(189)	1,454
Total liabilities and stockholders’ equity	$13,547	$(169)	$13,378

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.

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

The Company has evaluated the impact of FIN 48 and has concluded that it will not have a material effect on its financial position or results of operations.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Willis Group Holdings and its subsidiaries, all of which are controlled through the ownership of a majority voting interest. Intercompany balances and transactions have been eliminated on consolidation.

Foreign Currency Translation

Transactions in currencies other than the functional currency of the entity are recorded at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities in currencies other than the functional currency are translated at the rates of exchange prevailing at the balance sheet date and the related transaction gains and losses are reported in the statements of operations. Certain intercompany loans are determined to be of a long-term investment nature. The Company records transaction gains and losses from remeasuring such loans as a component of other comprehensive income.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the year. In the preparation of these consolidated financial statements, estimates and assumptions have been made by management concerning; the selection of useful lives of fixed assets and intangible assets; provisions necessary for trade receivables, commitments and contingencies and accrued liabilities; the long-term asset returns, discount rates and mortality rates in order to estimate pension liabilities and pension expense; income tax valuation allowances; and other similar evaluations. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of time deposits with original maturities of three months or less.

Fiduciary Funds—Restricted

Fiduciary funds-restricted represent unremitted premiums received from insureds and unremitted claims received from insurers. Fiduciary funds are generally required to be kept in certain regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity; such funds are not available to service the Company’s debt or for other corporate purposes. Notwithstanding the legal relationships with clients and insurers, the Company is entitled to retain investment income earned on

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds.

Included in fiduciary funds-restricted are cash and cash equivalents consisting primarily of time deposits. The debt securities are classified as available-for-sale. Accordingly, they are recorded at fair market value with unrealized holding gains and losses reported, net of tax, as a component of other comprehensive income. As of December 31, 2006 and 2005, the amortized cost of such securities approximated fair value.

Short-Term Investments

The Company classifies all short-term investments as available-for-sale in accordance with the provisions of FAS 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value, with unrealized gains and losses reported in other comprehensive income. Realized gains and losses on investments sold are included in net income and are derived using the specific identification method for determining the cost of securities.

Accounts Receivable and Accounts Payable

In its capacity as an insurance agent or broker, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurers; the Company also collects claims or refunds from insurers on behalf of insureds. Uncollected premiums from insureds and uncollected claims or refunds from insurers are recorded as accounts receivable on the Company’s consolidated balance sheets. Unremitted insurance premiums and claims are held in a fiduciary capacity. The obligation to remit these funds is recorded as accounts payable on the Company’s consolidated balance sheets. The period for which the Company holds such funds is dependent upon the date the insured remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer. Balances arising from insurance brokerage transactions are reported as separate assets or liabilities unless such balances are due to or from the same party and a right of offset exists, in which case the balances are recorded net.

Accounts receivable are stated at estimated net realizable values. Allowances are recorded, when necessary, in an amount considered by management to be sufficient to meet probable future losses related to uncollectible accounts.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Expenditures for improvements are capitalized; repairs and maintenance are charged to expenses as incurred. Depreciation is computed using the straight-line method based on the estimated useful lives of assets.

Depreciation on buildings and long leaseholds is calculated over the lesser of 50 years or the lease term. Depreciation on leasehold improvements is calculated over the lesser of the useful life of the assets or the lease term. Depreciation on furniture and equipment is calculated based on a range of 3 to 10 years.

Recoverability of Fixed Assets

Long-lived assets and certain identifiable intangible assets are required to be reviewed for impairment in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

impairment loss is recognized if the carrying amount of a long-lived asset exceeds its fair value. Fair value is determined based on the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Operating leases

Rentals payable on operating leases are charged to expense over the lease term as the rentals become payable.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. The Company reviews goodwill for impairment annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. As part of the evaluation the estimated future undiscounted cash flows associated with the underlying business operation are compared to the carrying amount of goodwill to determine if a write-down is required. If such an assessment indicates that the undiscounted future cash flows will not be recovered, the carrying amount is reduced to the estimated fair value. Acquired intangible assets are being amortized on a straight-line basis over their estimated useful life.

Investments in Associates

Investments in entities less than 50% owned in which the Company has the ability to exercise significant influence are accounted for by the equity method of accounting whereby the investment is carried at cost of acquisition, plus the Company’s equity in undistributed net income since acquisition, less dividends received. Investments in entities less than 20% owned are accounted for by the cost method. Such investments are not publicly traded. The Company periodically reviews its investments in associates for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the investment is written down to fair value. The amount of any write-down is included in the statement of operations as a realized loss.

Put and Call Options Relating to Subsidiaries and Associates

For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell their shares (a put option) to the Company at various dates in the future. Generally, the exercise price of such puts and calls is formula-based (using revenues and earnings) and is designed to reflect fair value. These put and call options fall outside the scope of FAS 133, Accounting for Derivative Instruments and Hedging Activities, and are not therefore marked to market. Hence provision is made for any put options that are out of the money at the balance sheet date.

Derivative Financial Instruments

The Company uses derivative financial instruments for other than trading purposes to alter the risk profile of an existing underlying exposure. Interest rate swaps are used to manage interest risk exposures. Forward foreign currency exchange contracts are used to manage currency exposures arising from future

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

income. The fair values of derivative contracts are recorded in other assets and other liabilities with changes in fair value of derivatives that qualify for hedge accounting recorded in other comprehensive income and changes in fair value of derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness, recorded in other operating expenses. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings.

Income Taxes

The Company accounts for income taxes under the provisions of FAS No. 109, Accounting for Income Taxes (“FAS 109”). The Company is subject to the income tax laws of the various tax jurisdictions in which the Company operates, principally the United States and United Kingdom. These tax laws are complex and subject to different interpretations by taxpayers and the tax authorities. When establishing income tax provisions, the Company therefore makes a number of judgments and interpretations about the application and interaction of these tax laws. The Company has estimated tax reserves that management believe are adequate in relation to the potential for future assessments. Once established, the Company only adjusts tax reserves when more information is available or when an event occurs necessitating a change to tax reserves. Changes in these tax laws or our interpretations of these laws and the resolution of current and future tax audits could significantly impact the Company’s effective tax rate and results of operations in a given period.

FAS 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment date changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

Pensions

The Company has two principal defined benefit pension plans which cover almost all employees in the United States and United Kingdom. The UK plan was closed to new entrants in January 2006. New entrants in the United Kingdom are now offered the opportunity to join a defined contribution plan. Elsewhere, pension benefits are typically provided through defined contribution plans.

Defined benefit plans

The net periodic cost of the Company’s defined benefit plans are measured on an actuarial basis using the projected unit credit method and several actuarial assumptions. The most significant of which are the discount rate and the expected long-term rate of return on plan assets. Other material assumptions include rates of participant mortality, the expected long-term rate of compensation and pension increases and rates of employee termination.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Gains and losses occur when actual experience differs from actuarial assumptions. If such gains or losses exceed ten percent of the greater of plan assets or plan liabilities the Company amortizes those gains or losses over the average remaining service period of the employees.

In accordance with FAS 158, the Company records on balance sheet the funded status of its pension plans based on the projected benefit obligation.

Defined contribution plans

Contributions to the Company’s defined contribution plans are recognized as they fall due. Differences between contributions payable in the year and contributions actually paid are shown as either other assets or other liabilities in the consolidated balance sheet.

Further details of the Company’s pension plans are set out in Note 14 to the Consolidated Financial Statements.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with FAS 123R which replaced FAS 123 and superseded APB 25. The main provisions of FAS 123R require that

•       the cost resulting from all equity awards be recognized in the financial statements at fair value estimated at the grant date;

•       the fair value is recognized (generally as compensation cost) over the requisite service period for all awards that vest; and

•       compensation cost is not recognized for awards that do not vest because service or performance conditions are not satisfied.

Further details on how the Company applies FAS 123R are set out in Note 6 to the Consolidated Financial Statements.

Revenue Recognition

Revenue includes insurance commissions, fees for services rendered, certain commissions receivable from insurance carriers and investment income earned on fiduciary balances.

The Company takes credit for commissions (or fees negotiated in lieu of commission) in respect of insurance placements at the date when the insured is billed or at the inception date of the policy, whichever is later. Commissions on additional premiums and adjustments are recognized as and when advised. Fees for risk management and other services are recognized as the services are provided. Negotiated fee arrangements for an agreed period covering multiple insurance placements, the provision of risk management and/or other services are determined, contract by contract, on the basis of the relative fair value of the services completed and the services yet to be rendered. The Company establishes contract cancellation reserves where appropriate; at December 31, 2006, 2005 and 2004, such amounts were not material.

In October 2004, the Company announced that it was voluntarily abolishing volume and profit-based contingent commissions. Such commissions were recognized at the earlier of the date when cash was

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

received, or when formal, written notification of the actual amount due was received from the insurance carrier. If some of the commissions received were potentially subject to full or partial repayment to the carrier, then recognition was deferred until the conditions for repayment had passed.

Investment income is recognized as earned.

3.      GAIN ON DISPOSAL OF LONDON HEADQUARTERS

On September 27, 2006 Willis Group Services Limited, a subsidiary of Willis Group Holdings Limited, completed the sale of Ten Trinity Square, the Company’s London headquarters building. The building has been leased back at an annual rental of $12 million until the Company occupies its new London headquarters on Lime Street which is expected to be in early 2008. Gross proceeds were $202 million of which 25 percent was received in cash on completion and 75 percent was received on November 27, 2006. Of the total pre-tax gain on disposal of $121 million, $99 million was recognized in third quarter 2006 and $3 million in fourth quarter 2006; the remaining $19 million will be recognized over the life of the lease.

4.      NET (LOSS) GAIN ON DISPOSAL OF OPERATIONS

Total proceeds for 2006 were $6 million, inclusive of $3 million relating to 2006 dispositions of subsidiaries and associates and $3 million of deferred proceeds, with a loss on disposal of $4 million recorded in the consolidated statement of operations.

Total proceeds relating to 2005 dispositions of subsidiaries and associates amounted to $97 million, inclusive of deferred proceeds amounting to $1 million. A net gain of $78 million was recorded in the consolidated statement of operations which relates primarily to the gain arising on the sale of the Company’s US wholesale unit Stewart Smith on April 14, 2005. The carrying amounts of the Stewart Smith assets and liabilities disposed of were as follows:

(millions)
Current assets	$93
Fixed assets	1
Current liabilities	(91)

Total proceeds relating to 2004 dispositions of subsidiaries and associates amounted to $10 million, inclusive of deferred proceeds amounting to $2 million, with a gain of $11 million recorded in the consolidated statement of operations.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                 INCOME TAXES

The components of income before income taxes, interest in earnings of associates and minority interest are as follows:

	Years ended December 31,
	2006	2005	2004
	(millions)
US	$117	$111	$136
UK	276	205	311
Other jurisdictions	121	105	144
Income before incomes taxes, interest in earnings of associates and minority interest	$514	$421	$591

The provision for income taxes by location of the taxing jurisdiction consisted of the following:

	Years ended December 31,
	2006	2005	2004
	(millions)
Current income taxes:
US federal tax	$5	$10	$70
US state and local taxes	6	6	12
UK corporation tax	(65)	54	108
Other jurisdictions	35	35	37
Total current taxes	(19)	105	227
Deferred taxes:
US federal tax	22	19	(33)
US state and local taxes	3	3	(6)
UK corporation tax	68	15	9
Other jurisdictions	(11)	1	—
Total deferred taxes	82	38	(30)
Total income taxes	$63	$143	$197

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                 INCOME TAXES (Continued)

Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on its income, profits or capital gains. The following table reconciles the income taxes in these financial statements to that which would be expected at the US federal statutory income tax rate:

	Years ended December 31,
	2006	2005	2004
	(millions)
Income before income taxes, interest in earnings of associates and minority interest	$514	$421	$591
US federal statutory income tax rate	35%	35%	35%
Income tax expense at US federal tax rate	180	147	207
Adjustments to derive effective rate:
Non-deductible items:
Intangible assets	(6)	8	2
Stock options	—	—	1
Other	11	1	8
Other items:
Resolution of tax authority enquiries	(65)	—	—
Prior year adjustment	(5)	(3)	1
Sale of property	(23)	—	—
Tax differentials of foreign earnings:
UK earnings	(16)	(10)	(29)
Other jurisdictions and US State Taxes	(4)	10	19
Other	(9)	(10)	(12)
Provision for income taxes	$63	$143	$197

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                 INCOME TAXES (Continued)

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

	December 31,
	2006	2005
	(millions)
Deferred tax assets:
Accrued expenses not currently deductible	$20	$9
US net operating losses	4	37
UK net operating losses	—	32
UK capital losses	73	78
Accrued retirement benefits	43	93
Provisions	37	26
Deferred compensation	24	23
Stock options	18	12
Amortization of intangible assets	10	—
Other	18	9
Gross deferred tax assets	247	319
Less: valuation allowance	(73)	(110)
Net deferred tax assets	174	209
Deferred tax liabilities:
Cost of intangible assets	37	—
Prepaid retirement benefits	16	15
Tax-leasing transactions	6	7
Unremitted foreign earnings	28	2
Other	15	11
Deferred tax liabilities	102	35
Net deferred tax assets	$72	$174

At December 31, 2006, the Company had a valuation allowance of $73 million (2005: $110 million) to reduce its deferred tax assets to estimated realizable value. The valuation allowance at December 31, 2006 relates to the deferred tax assets arising from UK capital loss carryforwards (2005: UK tax operating loss carryforwards and UK capital loss carryforwards), which have no expiration date. Capital loss carryforwards can only be offset against future UK capital gains. During the year the Company reinstated and realized the deferred tax asset relating to UK operating losses following the resolution of tax authority enquiries. US tax operating loss carryforwards will largely expire in 2023 and 2024 unless otherwise utilized. Management expects to fully utilize these loss carryforwards prior to expiration.

At December 31, 2006, the Company had deferred tax assets of $174 million (2005: $209 million), net of the valuation allowance. Management believes, based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, and prudent and feasible tax-planning strategies, it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised. In the event that the valuation allowance of $73 million at December 31, 2006

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                 INCOME TAXES (Continued)

(2005: $110 million) is reduced in future years to recognize deferred tax assets, an amount of up to $73 million (2005: $77 million) will be allocated to reduce goodwill.

The Company recognizes deferred tax balances (2005: current and deferred tax balances) related to the undistributed earnings of subsidiaries when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. The Company does not, however, provide for income taxes on the unremitted earnings of certain other subsidiaries where, in management’s opinion, such earnings have been indefinitely reinvested in those operations, or will be remitted either in a tax free liquidation or as dividends with taxes substantially offset by foreign tax credits. It is not practical to determine the amount of unrecognized deferred tax liabilities for temporary differences related to these investments.

6.               SHARE-BASED COMPENSATION

On December 31, 2006, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the year ended December 31, 2006 was $18 million (2005: $18 million; 2004: $20 million). The total income tax benefit recognized in the statement of operations for share-based compensation arrangements for the year ended December 31, 2006 was $6 million (2005: $6 million; 2004: $6 million).

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

Amended and Restated 1998 Share Purchase and Option Plan

This plan, which was established on December 18, 1998, provides for the granting of time-based and performance-based options to employees of the Company. There are 30,000,000 shares available for grant under this plan provided, however, that in no event the total number of shares subject to options and other equity for current and future participants exceed 25 percent of the equity of Willis Group Holdings on a fully diluted basis. All options granted under this plan are exercisable at £2 per share ($3.92 using the year-end exchange rate of £1 = $1.96) except for 111,111 time-based options which are exercisable at $13.50. No further grants are to be made under this plan.

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.                 SHARE-BASED COMPENSATION (Continued)

Willis Award Plan

This plan, which was established on July 13, 2000, provides for the granting of time-based options to selected employees who have been identified as superior performers. There are 5,000,000 shares available for grant under this plan provided, however, that in no event the total number of shares subject to options and other equity for current and future participants exceed 25 percent of the equity of Willis Group Holdings on a fully diluted basis. All options granted under this plan are exercisable at £2 per share ($3.92 using the year-end exchange rate of £1 = $1.96). The options vest immediately on the grant date and are exercisable any time up to July 13, 2010.

2001 Share Purchase and Option Plan

This plan, which was established on May 3, 2001, provides for the granting of time-based options and various other share-based grants at fair market value to employees of the Company. There are 25,000,000 shares available for grant under this plan. Options are exercisable on a variety of dates, including from the first, second, third, sixth or eighth anniversary of grant, although for certain options the exercisable date may accelerate depending on the achievement of certain performance goals. Unless terminated sooner by the Board of Directors, the 2001 Plan will expire 10 years after its adoption. That termination will not affect the validity of any grant outstanding at that date.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock. With effect from January 1, 2006, the Company uses the simplified method set out in Staff Accounting Bulletin No.107 to derive the expected term of options granted. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Years ended December 31,
	2006	2005	2004
Expected volatility	30%	26%	23%
Expected dividends	2.5%	2.0%	2.0%
Expected life (years)	6	5	3
Risk-free interest rate	5.34%	4.27%	2.77%

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.                 SHARE-BASED COMPENSATION (Continued)

A summary of option activity under the Plans at December 31, 2006, and changes during the year then ended is presented below:

(Options in thousands)	Shares	Weighted Average Exercise Price(1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				($ millions)
Time-based stock options
Balance, beginning of year	11,798	$31.28
Granted	5,860	$33.47
Exercised	(735)	$7.56
Forfeited	(1,802)	$33.40
Expired	(169)	$34.23
Balance, end of year	14,952	$33.01	7 years	102
Options vested or expected to vest at December 31, 2006	14,444	$33.00	7 years	98
Options exercisable at December 31, 2006	3,247	$31.76	6 years	26
Performance-based stock options
Balance, beginning of year	988	$3.92
Exercised	(560)	$3.92
Forfeited	(17)	$3.92
Balance, end of year	411	$3.92	3 years	15
Options vested or expected to vest at December 31, 2006	411	$3.92	3 years	15
Options exercisable at December 31, 2006	411	$3.92	3 years	15

(1)             Certain options are exercisable at £2 per share. The year-end exchange rate of £1 = $1.96 has been used as of December 31, 2006.

The weighted average grant-date fair value of time-based options granted during the year ended December 31, 2006 was $9.82 (2005: $8.33; 2004: $5.98). The total intrinsic value of options exercised during the year ended December 31, 2006 was $26 million (2005: $77 million; 2004: $234 million). At December 31, 2006 there was $72 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under time-based stock option plans; that cost is expected to be recognized over a weighted average period of two years.

No performance-based options were granted during the three years ended December 31, 2006. The total intrinsic value of options exercised during the year ended December 31, 2006 was $18 million (2005: $68 million; 2004: $149 million). At December 31, 2006 there was no unrecognized compensation cost related to nonvested share-based compensation arrangements under performance-based stock option plans.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.                 SHARE-BASED COMPENSATION (Continued)

A summary of restricted stock unit activity under the Plans at December 31, 2006, and changes during the year then ended is presented below:

(Units awarded in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested shares (restricted stock units)
Balance, beginning of year	194	$31.71
Granted	952	$34.08
Vested	(48)	$27.34
Forfeited	(33)	$31.78
Balance, end of year	1,065	$34.02

The total fair value of restricted stock units vested during the year ended December 31, 2006 was 47,704 shares at an average share price of $37.86 (2005: $nil). At December 31, 2006 there was $12 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the plan; that cost is expected to be recognized over a weighted average period of two years.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2006 was $10 million (2005: $26 million; 2004: $53 million). The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $11 million for the year ended December 31, 2006 (2005: $46 million; 2004: $134 million).

7.                 EARNINGS PER SHARE

Basic and diluted earnings per share is calculated by dividing net income by the average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company.

For the year ended December 31, 2006, time-based and performance-based options to purchase 15.0 million and 0.4 million (2005: 11.8 million and 1.0 million; 2004: 14.0 million and 3.0 million) shares, respectively, and 1.1 million restricted shares (2005: 0.3 million and 2004: 0.4 million), respectively, were outstanding.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.                 EARNINGS PER SHARE (Continued)

Basic and diluted earnings per share are as follows:

	Years ended December 31,
	2006	2005	2004
	(millions, except per share data)
Net income	$449	$281	$402
Basic average number of shares outstanding	157	161	157
Dilutive effect of potentially issuable shares	1	2	9
Diluted average number of shares outstanding	158	163	166
Basic earnings per share	$2.86	$1.75	$2.56
Dilutive effect of potentially issuable shares	(0.02)	(0.03)	(0.14)
Diluted earnings per share	$2.84	$1.72	$2.42

Options to purchase 5.7 million shares for the year ended December 31, 2006 were not included in the computation of the dilutive effect of stock options because the effect was antidilutive (2005: 4.9 million shares; 2004: 5.0 million shares).

8.                 SEVERANCE COSTS

For the year ended December 31, 2006 the Company incurred severance costs of $41 million (2005: $30 million, including severance costs of $28 million in relation to the first quarter 2005 headcount reduction program where 500 positions were terminated; 2004: $10 million). This expenditure included $35 million of severance benefits relating to employees whose employment has been, or is in the process of being, terminated pursuant to our “Shaping our Future’’ strategic initiatives. Such severance costs are payable under the terms of existing employee benefit arrangements or employment agreements.

Of the $41 million charge for severance costs for the twelve months ended December 31, 2006, $27 million was paid in the year and $14 million has been carried forward at December 31, 2006. In some countries, termination cash payments are spread over periods of up to two years. The Company expects to have paid the majority of the remaining $14 million of these costs by December 31, 2007.

9.               COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain land, buildings and equipment under various operating lease arrangements. Original non-cancellable lease terms typically are between 10 and 20 years and may contain escalation clauses, along with options that permit early withdrawal. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.                 COMMITMENTS AND CONTINGENCIES (Continued)

As of December 31, 2006, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
	(millions)
2007	$124	$(11)	$113
2008	114	(11)	103
2009	101	(11)	90
2010	94	(9)	85
2011	78	(4)	74
Thereafter	908	(4)	904
Total	$1,419	$(50)	$1,369

In November 2004, the Company entered into a 25 year agreement with long time client British Land plc relating to its new UK headquarters in London. Construction commenced in early 2005 and the Company’s occupancy is targeted for early 2008. The Company’s contractual obligations in relation to this commitment total $918 million and are included in the table above, but remain contingent upon the successful completion of construction.

Rent expense amounted to $93 million, $77 million and $87 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s rental income from subleases was $11 million, $9 million and $9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Guarantees

Guarantees issued by certain of Willis Group Holdings’ subsidiaries with respect to the Senior Credit Facility are discussed elsewhere in these consolidated financial statements.

Certain of Willis Group Holdings’ subsidiaries have given the landlords of some leasehold properties occupied by the Company in the United Kingdom and the United States guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $1,033 million and $935 million at December 31, 2006 and 2005, respectively.

In addition, the Company has given guarantees to bankers and other third parties relating principally to letters of credit amounting to $3 million and $2 million at December 31, 2006 and 2005, respectively.

Put and Call Options Relating to Subsidiaries and Associates

For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell (a put option) their shares to the Company at various dates in the future. Generally, the exercise price of such puts and calls is formula-based (using revenues and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates, the potential amount payable in 2007 from these options is not expected to exceed $382 million. Of this balance, $337 million relates to Gras Savoye, as disclosed in Note 12.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.                 COMMITMENTS AND CONTINGENCIES (Continued)

Claims, Lawsuits and Other Proceedings

The Company is subject to various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Similar to other corporations, the Company is also subject to a variety of other claims, including those relating to the Company’s employment practices. Some of those claims, lawsuits and other proceedings seek damages in amounts which could, if assessed, be significant.

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

Inquiries and Investigations

In April 2005, the Company entered into an Assurance of Discontinuance (“NY AOD”) with the New York Attorney General and the New York Superintendent of Insurance resolving the investigation commenced by the New York Attorney General in April 2004 which concerned, among other things, arrangements pursuant to which insurers compensated insurance brokers for distribution and other services provided to insurers and, as the investigation of brokers and insurers continued, broadened into an investigation of other possible violations of law, including violations of fiduciary duty, securities laws, and antitrust laws. Pursuant to the NY AOD, the Company has paid $50 million to eligible customers. The Company has also agreed to continue certain business reforms it had already implemented and to implement certain other business reforms. These reforms include an agreement not to accept contingent compensation; and an undertaking to disclose to customers any compensation the Company will receive in connection with providing policy placement services to the customer. The Company also resolved a similar investigation commenced by the Minnesota Attorney General by entering into an Assurance of Discontinuance pursuant to which the Company paid $1 million to Minnesota customers and implemented the business reforms described in the NY AOD. On October 1, 2005, the Company mailed letters to customers who were eligible to receive distributions out of the fund. In March 2006 checks were mailed to eligible customers who elected to participate in the fund. Eligible customers that elected to participate represented 87.93 percent of the $51 million fund. As required by the AOD, the remaining funds were redistributed on a pro rata basis to the participating customers. The Company continues to respond to requests for documents and information by the regulators and/or attorneys general of more than twenty other states, the District of Columbia, one US city, Canada, and Australia that are conducting similar investigations. The Company is co-operating fully with these investigations and has engaged in discussions

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.                 COMMITMENTS AND CONTINGENCIES (Continued)

with regulators and attorneys general about their investigations but cannot predict at this time how or when those investigations will be resolved.

Our operations in nine European countries have received questionnaires from either the European Commission pursuant to its Sector Inquiry or, in respect of Norway, the European Free Trade Association Surveillance Authority, related to insurance business practices, including compensation arrangements for brokers. At least 150 other European brokers received similar questionnaires. We responded to the European Commission questionnaires within the timeframe set and have filed the European Free Trade Association Surveillance Authority for two of our Norwegian entities within the agreed timeframes. The European Commission reported on an interim basis on January 24, 2007. The Interim Report included preliminary findings of potential conflicts of interest relating to remuneration by assuming a dual role for clients and insurers. The European Commission has requested by way of consultation, responses to the Interim Report by April 10, 2007 and anticipates publishing a final report in September 2007. We continue to co-operate with both the European Commission and the European Free Trade Association Surveillance Authority.

In August 2004, a proceeding was commenced in the Superior Court of the State of California, County of San Diego against the Company by United Policyholders, an organization purporting to act in a representative capacity on behalf of the California general public. The complaint alleged that the compensation arrangements between the Company and insurance carriers constituted deceptive trade practices, and it sought both injunctive and equitable relief, including restitution. This action was dismissed in December 2004, but United Policyholders filed an appeal. The dismissal of the complaint was based on the retroactive application of newly passed legislation. In July 2006 the Supreme Court of California confirmed in a ruling that the newly passed legislation applies to cases, like the United Policyholders case, that were pending before the new legislation was enacted. Based on this ruling, United Policyholders has dismissed its case.

Since August 2004, various plaintiffs have filed purported class actions in the United States District Court for the Southern District of New York, the Northern District of Illinois, the Northern District of California, the New Jersey District court, and the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, under a variety of legal theories, including state tort, contract, fiduciary duty and statutory theories, and federal antitrust and RICO theories. Other than a federal suit in Illinois that was voluntarily dismissed by the plaintiff in May 2005, all of the federal actions have been consolidated into two actions in federal court in New Jersey. One of the consolidated actions addresses employee benefits, while the other consolidated action addresses all other lines of insurance. In addition to the two federal actions, we were also named as a defendant in purported class actions in the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division and Commonwealth of Massachusetts Superior Court Department of the Trial Court. In June 2006 the plaintiff in the Massachusetts state action voluntarily dismissed its complaint with prejudice. Both the consolidated federal actions and the Florida state action name various insurance carriers and insurance brokerage firms, including the Company, as defendants. The complaints seek monetary damages and equitable relief and make allegations regarding the practices and conduct that has been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers have breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and entered into other improper activities. The complaints also allege the existence of a conspiracy

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.                 COMMITMENTS AND CONTINGENCIES (Continued)

among the insurance carriers and brokers and the federal court complaints allege violations of the federal RICO statute. The Company disputes these allegations and intends to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

Pender Insurance Limited/Captive Insurance Management

We acted through one of our subsidiaries as an independent captive manager for Pender from 1990 to 2003. In 2004, legal proceedings were commenced in the English Commercial Court by Cable & Wireless Plc and Pender Insurance Limited, its captive insurer, against six of their former employees and certain other individuals and entities, and two of our subsidiaries and one of our former employees and were settled in January 2006 for an undisclosed amount which was not material.The plaintiffs alleged a fraudulent conspiracy involving the manner in which Pender was managed, operated or advised by the defendants, which allegedly resulted in substantial damages to the plaintiffs. A second claim was brought by Pender in 2005, alleging negligence with respect to certain reinsurance policies. Pender Mutual Insurance Company Limited (“PMIC”) has recently indicated it has similar claims to Pender but no legal proceedings have yet been commenced by PMIC. If such proceedings are commenced, it is not expected the amount claimed will have a material adverse effect on our results of operations.

Gender Discrimination Class Action

A federal district court action was commenced against us in 2001 on behalf of an alleged nationwide class of present and former female officer and officer equivalent employees alleging that we discriminated against them on the basis of their gender and seeking injunctive relief, money damages, attorneys’ fees and costs. To date the court has denied plaintiffs’ motions to certify a nationwide class or to grant nationwide discovery, but has certified a class of female officers and officer equivalent employees based in our Northeast (New York, New Jersey and Massachusetts) offices. We believe that the purported class consists of approximately 200 women. We filed a petition for an immediate appeal of the class certification ruling which was denied. The parties participated in mediation before a court appointed mediator which has not yet brought about a settlement. The trial in this matter has been scheduled in June 2007. We have filed a motion to decertify the class based on new standards set by a recent Second Circuit opinion for determining whether a class should be certified. A former female employee, whose motion to intervene in the class action was denied, has filed a purported class action with almost identical allegations as those contained in this suit, except seeking a class period of 1998 to the time of trial.  We cannot predict at this time what, if any, damages might result from these actions.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   TANGIBLE FIXED ASSETS

The components of fixed assets are as follows:

	December 31,
	2006	2005
	(millions)
Land and buildings (Note 3)	$53	$130
Leasehold improvements	44	40
Furniture and equipment	272	232
Total fixed assets, cost	369	402
Less accumulated depreciation	(202)	(190)
Total fixed assets, net	$167	$212

The Company recognised a depreciation charge of $49 million, $43 million and $41 million in the years ended December 31, 2006, 2005 and 2004 respectively.

11.   FIDUCIARY FUNDS—RESTRICTED AND SHORT-TERM INVESTMENTS

The Company’s fiduciary funds-restricted and short-term investments consist mainly of cash and time deposits. Accrued interest on investments is recorded as other assets.

The debt securities are classified as available-for-sale. Accordingly, they are recorded at fair market value with unrealized holding gains and losses reported, net of tax, as a component of other comprehensive income. As of December 31, 2006 and 2005, the amortized cost of such securities approximated fair value.

Realized gains and losses, net of tax, on debt securities are included in net income. During years ended December 31, 2006, 2005 and 2004, sales of debt securities totaled $10 million, $47 million and $79 million, respectively, on which realized gains and losses were not material to the consolidated results of the Company. Fiduciary funds-restricted, consisting primarily of time deposits with original maturities of less than three months, were $1,772 million as of December 31, 2006 (2005: $1,563 million).

Short-term investments consist of the following:

	December 31,
	2006	2005
	(millions)
Short-term investments:(1)
US, UK and other Government securities	$38	$42
Corporate debt securities	20	23
	$58	$65

(1)    Debt securities classified as available-for-sale.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   FIDUCIARY FUNDS—RESTRICTED AND SHORT-TERM INVESTMENTS (Continued)

The following table summarizes the estimated fair value of investments in marketable securities designated as available-for-sale classified by the contractual maturity date of the security:

	December 31,
	2006	2005
	(millions)
Due within 1 year through 5 years	$58	$59
Due within 5 years through 10 years	—	6
Total marketable securities	$58	$65

In accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, the financial statements for the years ended December 31, 2006 and 2005 reflect the consolidation of one Variable Interest Entity (“VIE”), a UK non-statutory trust that was established in January 2005 following the introduction of statutory regulation of insurance in the UK by the Financial Services Authority. The regulation requires that all fiduciary funds collected by an insurance broker such as Willis be paid into a non-statutory trust designed to give additional credit protection to the insurance carriers and clients of Willis. This trust restricts the financial instruments in which such funds may be invested and affects the timing of transferring commission from fiduciary funds to own funds. As a result of the regulation, approximately $155 million of own funds were reclassified to fiduciary funds in January 2005. As of December 31, 2006, the fair value of the assets in the VIE was approximately $1,056 million (2005: $1,022 million) and the fair value of the associated liabilities was approximately $1,056 million (2005: $1,022 million). There are no assets of the Company that serve as collateral for the VIE.

12.   INVESTMENTS IN ASSOCIATES

The Company holds a number of investments which it accounts for using the equity method. The Company’s interest in the outstanding stock of the more significant associates is as follows:

	December 31,
	Country	2006	2005
Al-Futtaim Willis Co. L.L.C.	Dubai	49%	49%
Gras Savoye & Cie (“Gras Savoye”)	France	38%	33%

Of those listed above, the Company’s principal investment as of December 31, 2006 and 2005 is Gras Savoye, France’s leading insurance broker. Included in the carrying amount of the Gras Savoye investment as of  December 31, 2006 is goodwill of $93 million. Of this total, $21 million has been recognized in the year in respect of an additional 5% holding in Gras Savoye, with the remaining $72 million net of accumulated goodwill amortization of $7 million, recorded prior to the adoption of FAS 142, Goodwill and Other Intangible Assets (“FAS 142”), (2005: Goodwill of $72 million, net of accumulated goodwill amortization of $7 million).

As of December 31, 2006 and 2005, the Company’s other investments in associates individually and in the aggregate were not material to the Company’s operations.

On July 23, 1997, the Company entered into an agreement with Gras Savoye whereby, among other things, the co-shareholders of Gras Savoye (other than management) have the right to sell (put option)

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   INVESTMENTS IN ASSOCIATES (Continued)

their shares to the Company possibly increasing the Company’s ownership interest from 38 percent to 90 percent. Management shareholders of Gras Savoye, representing approximately 10% of the outstanding shares, do not have general put rights before 2011, but have certain put rights on their death, disability or retirement. The option expires in 2011 and Gras Savoye’s eligible co-shareholders may exercise their rights from January 1, 2001. In addition, the Company has the right to purchase (call option) at least 50.1 percent of Gras Savoye’s shares from the co-shareholders. The call option is exercisable from December 1, 2009 until February 1, 2010. The exact amount payable by the Company under the put and call is based on formula-based price contingent on Gras Savoye’s future results.

Unaudited condensed financial information for associates, in the aggregate, as of and for the years ended December 31, is presented below. For convenience purposes: (i) balance sheet data has been translated to US dollars at the relevant year-end exchange rate, and (ii) condensed statement of operations data has been translated to US dollars at the relevant average exchange rate.

	2006	2005	2004
	(millions)
Condensed statements of operations data:
Total revenues	$440	$412	$396
Income before income taxes	75	67	71
Net income	41	44	46
Condensed balance sheets data:
Total assets	1,250	1,095	1,305
Total liabilities	(1,041)	(926)	(1,138)
Stockholders’ equity	(209)	(169)	(167)

13.   LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2006	2005
	(millions)
5.125% Senior notes due 2010	$250	$250
5.625% Senior notes due 2015	350	350
Revolving credit facility	200	—
	$800	$600

Senior Notes Offering

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   LONG-TERM DEBT (Continued)

Revolving Credit Facility

On October 17, 2005, the Company completed the re-financing of the then existing 2003 undrawn revolving credit facility. The $150 million revolving credit facility was replaced by a new $300 million revolving credit facility with a term of 5 years. $200 million was drawn as at December 31, 2006, bearing an interest rate of LIBOR plus 0.375 percent.

The revolving credit facility agreement contains numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated EBITDA to consolidated net interest expense and maximum levels of net indebtedness in relation to consolidated EBITDA, in each case subject to certain adjustments.

In addition, the credit agreement includes covenants relating to the delivery of financial statements, reports and notices, limitations on liens, limitations on sales and other disposals of assets, limitations on indebtedness and other liabilities, limitations on sale and leaseback transactions, limitations on mergers and other fundamental changes, maintenance of property, maintenance of insurance, nature of business, compliance with applicable laws, maintenance of corporate existence and rights, use of proceeds, payment of taxes and access to information and properties. At December 31, 2006, the Company was in compliance with all covenants.

All obligations of Willis North America Inc. (“Willis North America”) (the borrower) under the credit agreement and under the Senior Notes offering are guaranteed by Willis Group Holdings Limited, Trinity Acquisition Limited, Willis Group Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

Lines of Credit

Excluding the $300 million revolving credit facility, the Company also has available $7 million (2005: $3 million) in lines of credit, of which $nil (2005: $nil) was drawn as of December 31, 2006.

14.   PENSION PLANS

The Company has two principal defined benefit pension plans funded externally which cover all eligible employees. One plan exists in the United Kingdom and the other in the United States. It is the Company’s policy to fund pension costs as required by applicable laws and regulations.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (‘‘FAS 158’’). The requirements of FAS 158 are to be applied prospectively upon adoption. The requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after December 15, 2006, and have been applied for the year ended December 31, 2006.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   PENSION PLANS (Continued)

The following schedules provide information concerning the Company’s UK and US defined benefit pension plans as of and for the years ended December 31:

	UK Pension Benefits		US Pension Benefits
	2006	2005	2006	2005
	(millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,848	$1,764	$574	$539
Service cost	51	47	21	24
Interest cost	97	88	32	31
Employee contributions	10	7	—	—
Actuarial (gain) loss	(99)	204	(23)	9
Benefits paid	(74)	(63)	(20)	(18)
Foreign currency changes	257	(199)	—	—
Plan amendments	—	—	1	(11)
Benefit obligations, end of year	2,090	1,848	585	574
Change in plan assets:
Fair value of plan assets, beginning of year	1,662	1,539	475	423
Actual return on plan assets	141	282	78	39
Employee contributions	10	7	—	—
Employer contributions	263	74	18	31
Benefits paid	(74)	(63)	(20)	(18)
Foreign currency changes	254	(177)	—	—
Fair value of plan assets, end of year	2,256	1,662	551	475
Funded status at end of year	166	(186)	(34)	(99)
Unrecognized net actuarial loss	N/A	344	N/A	63
Unrecognized prior service gain	N/A	(22)	N/A	(11)
Net asset (liability) recognized	166	136	(34)	(47)
Amounts recognized in balance sheet consist of:
Pension benefits asset (liability)	166	N/A	(34)	N/A
Accrued benefit liability	N/A	(126)	N/A	(68)
Accumulated other comprehensive income	N/A	262	N/A	21
Net asset (liability) recognized	$166	$136	$(34)	$(47)

Amounts recognised in accumulated other comprehensive income consist of:

	UK Pension Benefits		US Pension Benefits
	2006	2005	2006	2005
Net actuarial loss	$273	N/A	$1	N/A
Prior service gain	(20)	N/A	(9)	N/A

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   PENSION PLANS (Continued)

The following table provides information for the Company’s UK and US defined benefit pension plans:

	December 31,
	UK Pension Benefits		US Pension Benefits
	2006	2005	2006	2005
	(millions)
Projected benefit obligation	$2,090	$1,848	$585	$574
Accumulated benefit obligation	2,019	1,788	565	543
Fair value of plan assets	2,256	1,662	551	475

The components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the UK and US defined benefit plans are as follows:

	Years ended December 31,
	UK Pension Benefits			US Pension Benefits
	2006	2005	2004	2006	2005	2004
	(millions)
Components of net periodic benefit cost:
Service cost	$51	$47	$42	$21	$24	$20
Interest cost	97	88	81	32	31	29
Expected return on plan assets	(143)	(107)	(97)	(39)	(35)	(30)
Amortization of unrecognized prior service gain	(3)	(3)	(3)	(1)	—	—
Amortization of unrecognized actuarial loss	14	16	12	—	1	1
Net periodic benefit cost	$16	$41	$35	$13	$21	$20
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss	$287	N/A	N/A	$1	N/A	N/A
Amortization of unrecognized actuarial loss	(14)	N/A	N/A	—	N/A	N/A
Prior service gain	(23)	N/A	N/A	(10)	N/A	N/A
Amortization of unrecognized prior service gain	3	N/A	N/A	1	N/A	N/A
Total recognized in other comprehensive income (loss)	253	N/A	N/A	(8)	N/A	N/A
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$269	N/A	N/A	$5	N/A	N/A

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   PENSION PLANS (Continued)

The estimated net loss and prior service cost for the UK and US defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $4 million loss and $3 million gain respectively (using the year-end exchange rate of £1 = $1.96) for the UK plan and $nil and $1 million gain for the US plan respectively.

The following schedule provides other information concerning the Company’s UK and US defined benefit pension plans:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
	2006	2005	2006	2005
	(millions, except weighted- averages)
Decrease (increase) in additional minimum liability included in other comprehensive income	N/A	$25	N/A	$(4)
Weighted-average assumptions to determine benefit obligations:
Discount rate	5.3%	4.9%	6.0%	5.8%
Rate of compensation increase	3.9%	3.6%	4.0%	4.0%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	4.9%	5.3%	5.8%	5.8%
Expected return on plan assets	7.8%	7.3%	8.0%	8.0%
Rate of compensation increase	3.6%	3.7%	4.0%	4.0%

The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The expected returns on UK plan assets are UK and foreign equities 8.8 percent, debt securities 5.3 percent and real estate 6.3 percent. The expected returns on US plan assets are US and foreign equities 9.25 percent and debt securities 5.75 percent.

The Company’s pension plan asset allocations based on fair values were as follows:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
Asset Category	2006	2005	2006	2005
Equity Securities	72%	76%	70%	70%
Debt securities	18%	15%	30%	27%
Real estate	6%	6%	—	—
Other	4%	3%	—	3%
Total	100%	100%	100%	100%

The Company’s investment policy includes a mandate to diversify assets and the Company invests in a variety of asset classes to achieve that goal. The UK Plan’s assets are divided into 10 separate portfolios according to asset class and managed by 10 investment managers. The broad target allocations are UK and foreign equities  (75 percent), debt securities (20 percent) and real estate (5 percent). The US Plan’s assets are currently invested in 20 funds representing most standard equity and debt security classes. The broad target allocations are US and foreign equities (64 percent) and debt securities (36 percent).

In 2007, the Company expects to contribute $138 million to the UK defined benefit pension plan and $17 million to the US plan.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.          PENSION PLANS (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK and US defined benefit pension plans:

Expected future benefit payments	UK Pension Benefits	US Pension Benefits
	(millions)
2007	$81	$22
2008	85	23
2009	88	25
2010	93	27
2011	100	30
2012–2016	598	197

Willis North America has a 401(k) plan covering all eligible employees of Willis North America and its subsidiaries. The plan allows participants to make pre-tax contributions and the Company provides a matching contribution of 3 percent of employees’ annual eligible compensation. All investment assets of the plan are held in a trust account administered by independent trustees. The Company’s 401(k) matching contributions for 2006, 2005 and 2004 were approximately $5 million, $5 million and $1 million, respectively.

15.          FINANCIAL INSTRUMENTS

The Company’s principal financial instruments, other than derivatives, comprise the fixed rate Senior Notes, a revolving credit facility, cash deposits and short-term investments. The Company also enters into derivative transactions (principally interest rate swaps and forward foreign currency contracts) in order to manage interest rate and currency risks arising from the Company’s operations and its sources of finance. The Company does not hold financial instruments for trading purposes.

The main risks arising from the Company’s financial instruments are interest rate risk, liquidity risk, foreign currency risk and credit risk. The Company’s board of directors reviews and agrees policies for managing each of these risks as summarized below. The Company has applied FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (“FAS 133”), in accounting for these financial instruments.

Interest Rate Risk

Our operations are financed principally by $600 million fixed rate Senior Notes issued by a subsidiary which are split between $250 million due 2010 and $350 million due 2015. As of December 31, 2006 we had also drawn down $200 million on our $300 million Revolving Credit Facility which expires in 2010. The interest rate applicable to this borrowing is variable according to the period of each individual drawdown.

As a result of the Company’s operating activities, the Company receives cash for premiums and claims which it deposits in short-term investments denominated in US dollars and other currencies. The Company earns interest on these funds, which is included in the Company’s financial statements as investment income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. In order to manage interest rate risk arising from these financial assets, the Company enters into interest rate swaps to receive a fixed rate of interest and pay a variable rate

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.          FINANCIAL INSTRUMENTS (Continued)

of interest fixed in the various currencies related to the short-term investments. The use of interest rate contracts essentially converts groups of short-term variable rate investments to fixed rates.

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

The changes in fair value of derivative financial instruments have been recorded as follows:

	Years ended December 31,
	2006	2005	2004
	(millions)
Other Operating Expenses
Interest rate contracts	$—	$—	$1
Foreign currency contracts	13	—	—
Other Comprehensive Income
Interest rate contracts (net of tax of $1, $5 and $7)	(2)	(11)	(15)
Foreign currency contracts (net of tax of $nil, $4 and $nil)	—	(9)	(1)

A summary of the Company’s interest rate swaps by major currency is as follows:

		December 31,
		Notional	Termination	Weighted Average Interest Rates
		Amount(1)	Dates	Receive	Pay
		(millions)		%	%
2006
US dollar	Receive fixed-pay variable	$837	2007-2010	4.60	4.90
Pounds sterling	Receive fixed-pay variable	345	2007-2010	4.94	5.42
Euro	Receive fixed-pay variable	134	2007-2010	3.32	4.04
2005
US dollar	Receive fixed-pay variable	$872	2006-2009	4.18	4.80
Pounds sterling	Receive fixed-pay variable	315	2006-2009	4.94	4.51
Euro	Receive fixed-pay variable	140	2006-2009	3.21	3.00

(1)             Notional amounts represent US dollar equivalents translated at the spot rate as of December 31.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.          FINANCIAL INSTRUMENTS (Continued)

A summary of the Company’s forward rate agreements by major currency is as follows:

		December 31,
		Notional	Termination	Weighted Average Interest Rates
		Amount(1)	Dates	Receive	Pay
		(millions)		%	%
2006
US dollar	Receive fixed-pay variable	$160	2007	5.28	5.24
Pounds sterling	Receive fixed-pay variable	53	2007	4.69	5.32
2005
US dollar	Receive fixed-pay variable	$160	2006–2007	4.43	4.66

(1)             Notional amounts represent US dollar equivalents translated at the spot rate as of December 31.

Liquidity Risk

The Company’s objective is to ensure that it has the ability to generate sufficient cash either from internal or external sources, in a timely and cost-effective manner, to meet its commitments as they fall due. The Company’s management of liquidity risk is embedded within its overall risk management framework. Scenario analysis is continually undertaken to ensure that the Company’s resources can meet its liquidity requirements. These resources are supplemented by a $300 million revolving credit facility which expires on October 17, 2010, of which $200 million was drawn as at December 31, 2006.

Foreign Currency Risk

The Company’s objective is to maximize its cash flow in US dollars. In all locations, with the exception of the United Kingdom, the Company predominantly generates revenues and expenses in the local currency. In the United Kingdom, however, the Company earns revenues in a number of different currencies but expenses are almost entirely in pounds sterling. This mismatch creates a currency exposure.

Generally the Company’s policy within the United Kingdom is to convert into sterling all revenues arising in currencies other than US dollars together with sufficient US dollar revenues to fund the remaining sterling expenses. Outside the United Kingdom, only those cash flows necessary to fund mismatches between revenues and expenses are converted into local currency. Amounts remitted to the United Kingdom are usually converted into sterling and the currency exposures managed by entering into forward exchange contracts.

The fair value of these contracts is recorded in other assets and other liabilities. For contracts that are qualifying cash flow hedges as defined by FAS 133, changes in fair value are recorded as a component of other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. For contracts that do not qualify for hedge accounting as defined by FAS 133, changes in fair value are recorded in other operating expenses (see table on previous page).

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.          FINANCIAL INSTRUMENTS (Continued)

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for pounds sterling. Foreign currency notional amounts are reported in US dollars translated at spot rates at December 31.

	December 31,
	Sell 2006(1)	Sell 2005
	(millions)
US dollar	$95	$141
Euro	86	76
Japanese yen	11	21

(1)             Forward exchange contracts range in maturity from 2007 to 2009.

Credit Risk and Concentrations of Credit Risk

Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted and from movements in interest rates and foreign exchange rates. The Company does not anticipate non-performance by counterparties. The Company generally does not require collateral or other security to support financial instruments with credit risk; however, it is the Company’s policy to enter into master netting arrangements with counterparties as practical.

Concentrations of credit risk that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Financial instruments on the balance sheet that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and derivatives which are recorded at fair value. The Company maintains a policy providing for the diversification of cash and cash equivalent investments and places such investments in an extensive number of high quality financial institutions to limit the amount of credit risk exposure. Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2006.

Fair Value

The estimated fair value of the Company’s financial instruments held or issued to finance the Company’s operations is summarized below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.          FINANCIAL INSTRUMENTS (Continued)

	December 31,
	2006		2005
	Carrying amount	Fair Value	Carrying amount	Fair Value
	(millions)
Assets:
Cash and cash equivalents	$288	$288	$193	$193
Fiduciary funds—restricted	1,772	1,772	1,563	1,563
Short-term investments	58	58	65	65
Derivative financial instruments	20	20	12	12
Liabilities:
Long-term debt	800	785	600	601
Derivative financial instruments	11	11	12	12

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Years ended December 31,
	2006	2005	2004
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$96	$62	$122
Cash payments for interest	36	12	31
Supplemental disclosures of non-cash flow investing and financing activities:
Issue of stock on acquisition of subsidiaries	$3	$7	$48
Deferred payments on acquisitions of subsidiaries	8	2	2
Acquisitions:
Fair value of assets acquired	$92	$15	$191
Less:
liabilities assumed	(71)	(19)	(189)
cash acquired	(2)	(2)	(28)
Net assets (liabilities) assumed, net of cash acquired	$19	$(6)	$(26)

17.          ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX

The components of comprehensive income are as follows:

	Years ended December 31,
	2006	2005	2004
	(millions)
Net income	$449	$281	$402
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (net of tax of $nil in 2006, 2005 and 2004)	44	(41)	8
Unrealized holding loss (net of tax of $nil in 2006)	(1)	—	—
Minimum pension liability adjustment (net of tax of $(97) in 2006, $(5) in 2005, $27 in 2004)	209	16	(59)
Net loss on derivative instruments (net of tax of $1 in 2006, $9 in 2005, $7 in 2004)	(2)	(20)	(16)
Other comprehensive income (loss) (net of tax of $(96) in 2006, $4 in 2005, $34 in 2004)	250	(45)	(67)
Comprehensive income	$699	$236	$335

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.          ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX (Continued)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	December 31,
	2006	2005	2004
	(millions)
Net foreign currency translation adjustment	$(1)	$(45)	$(4)
Net unrealized holding loss	(1)	—	—
Net minimum pension liability adjustment	16	(193)	(209)
Net unrealized (loss) gain on derivative instruments	(3)	(1)	19
Accumulated other comprehensive income (loss) pre application of FAS 158, net of tax	$11	$(239)	$(194)
Net adjustment on initial application of FAS 158	(189)	—	—
Accumulated other comprehensive loss, net of tax	$(178)	$(239)	$(194)

It is estimated that $1 million of net derivative losses included in other comprehensive loss will be reclassified into earnings within the next twelve months.

18.          SEGMENT INFORMATION

FAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for reporting information about operating segments and related disclosures, products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

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

None of the Company’s customers represented more than 10 percent of the Company’s consolidated commissions and fees for the years ended December 31, 2006, 2005 and 2004.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.          SEGMENT INFORMATION (Continued)

Information regarding the Company’s geographic locations is as follows:

	Years ended December 31,
	2006	2005	2004
	(millions)
Commissions and fees(1)
UK	$821	$786	$814
US	900	843	882
Other(3)	620	565	509
Total	$2,341	$2,194	$2,205
Long-lived assets(2)
UK	$89	$144	$172
US	48	42	46
Other(3)	30	26	31
Total	$167	$212	$249

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

19.          RELATED PARTY TRANSACTIONS

The Company and Fisher Capital Corp. L.L.C. (“Fisher”), with which Mr. James R. Fisher, a former Director of the Company is affiliated, entered into a share option agreement dated January 27, 1999, whereby the Company granted to Fisher 422,501 options to purchase an equivalent number of shares. The options vested at the grant date and were exercisable any time up to January 27, 2014. During 2004, options over 174,462 shares were exercised; in November 2005, the remaining 56,697 options were exercised.

Concurrently with the secondary public offering by certain of its shareholders of 6,100,000 Shares in November 2005 (2004: 20,000,000), the Company purchased 1,488,810 (2004: 3,974,154) of its Shares from Profit Sharing (Overseas), Limited Partnership, an affiliate of KKR, with which Mr. P. Golkin, a Director of the Company, and Mr. S. C. Nuttall, a former Director of the Company are affiliated and 11,190 (2004: 25,846) of its Shares from Fisher at a price of $36.00 per Share (2004: $37.026), the net public offering price in the secondary offering, in a private non-underwritten transaction under the then $500 million share repurchase program.

There were no disclosable related party transactions during 2006.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.          COMMON STOCK

On July 26, 2006 the Board authorized a new share buyback program for $1 billion. This replaces our previous $500 million buyback program and its remaining $140 million authorization. The program is an open-ended plan to buyback our shares from time to time in the open market or through negotiated sales with persons who are not affiliates of the company. As of December 31, 2006, the Company has repurchased 5.4 million shares for a total consideration of $211 million, including 3.8 million shares under an accelerated share repurchase program. Repurchased shares were subsequently canceled.

21.          FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

On July 1, 2005, Willis North America Inc. (“Willis North America”) issued debt securities totaling $600 million under its April 2003 registration statement. The debt securities are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Group Limited, Trinity Acquisition Limited, TA 1 Limited, TA II Limited, TA III Limited and TA IV Limited.

The Company filed a shelf registration on Form S-3 on June 21, 2006 under which Willis Group Holdings may offer debt securities, preferred stock, common stock and other securities. In addition, Willis North America Inc. may offer debt securities (“the Subsidiary Debt Securities”). The Subsidiary Debt Securities, if issued, will be guaranteed by certain of the Company’s subsidiaries.

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

Previously the Company reported inter-company dividends received and paid on a net basis in the condensed consolidating statement of cash flows within the financial information for parent guarantor, other guarantor subsidiaries and non-guarantor subsidiaries. For the year ended December 31, 2006 the Company has reported inter-company dividends received and paid on a gross basis within the operating activities and the financing activities sections of the cash flow statement respectively. Prior year information has been adjusted to conform to this presentation.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.          FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,341	$—	$2,341
Investment income	—	—	16	124	(53)	87
Total revenues	—	—	16	2,465	(53)	2,428
EXPENSES
Salaries and benefits (including share-based compensation of $18 in Other)	—	—	—	(1,474)	17	(1,457)
Other operating expenses	(1)	43	16	(527)	15	(454)
Depreciation expense and amortization of intangible assets	—	—	(7)	(44)	(12)	(63)
Gain on disposal of UK head office	—	—	—	102	—	102
Net loss on disposal of operations	—	(9)	—	(41)	46	(4)
Total expenses	(1)	34	9	(1,984)	66	(1,876)
OPERATING (LOSS) INCOME	(1)	34	25	481	13	552
Investment income from Group undertakings	130	878	103	182	(1,293)	—
Interest expense	(2)	(194)	(63)	(110)	331	(38)
INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	127	718	65	553	(949)	514
INCOME TAXES	—	(18)	14	(29)	(30)	(63)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	127	700	79	524	(979)	451
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	16	—	16
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(16)	(18)
EQUITY ACCOUNT FOR SUBSIDIARIES	322	(552)	(172)	—	402	—
NET INCOME (LOSS)	$449	$148	$(93)	$538	$(593)	$449

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.          FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,194	$—	$2,194
Investment income	—	—	12	104	(43)	73
Total revenues	—	—	12	2,298	(43)	2,267
EXPENSES
Salaries and benefits (including share-based compensation of $18 in Other)	—	—	—	(1,454)	70	(1,384)
Other operating expenses	(2)	(33)	15	(359)	(26)	(405)
Regulatory settlements	—	—	(51)	—	—	(51)
Depreciation expense and amortization of intangible assets	—	—	(4)	(39)	(11)	(54)
Net gain on disposal of operations	—	—	—	118	(40)	78
Total expenses	(2)	(33)	(40)	(1,734)	(7)	(1,816)
OPERATING (LOSS) INCOME	(2)	(33)	(28)	564	(50)	451
Investment income from Group undertakings	370	2,324	140	680	(3,514)	—
Interest expense	—	(189)	(56)	(98)	313	(30)
INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	368	2,102	56	1,146	(3,251)	421
INCOME TAXES	—	4	32	(121)	(58)	(143)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	368	2,106	88	1,025	(3,309)	278
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	14	—	14
MINORITY INTEREST, NET OF TAX	—	—	—	(1)	(10)	(11)
EQUITY ACCOUNT FOR SUBSIDIARIES	(87)	(1,904)	(91)	—	2,082	—
NET INCOME (LOSS)	$281	$202	$(3)	$1,038	$(1,237)	$281

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.          FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,205	$—	$2,205
Investment income	—	—	9	84	(23)	70
Total revenues	—	—	9	2,289	(23)	2,275
EXPENSES
Salaries and benefits (including share-based compensation of $20 in Other)	—	—	—	(1,438)	220	(1,218)
Other operating expenses	(5)	13	—	(427)	28	(391)
Depreciation expense and amortization of intangible assets	—	—	(4)	(37)	(6)	(47)
Net (loss) gain on disposal of operations	—	(1)	(573)	(565)	1,150	11
Total expenses	(5)	12	(577)	(2,467)	1,392	(1,645)
OPERATING (LOSS) INCOME	(5)	12	(568)	(178)	1,369	630
Investment income from Group undertakings	354	1,997	123	264	(2,738)	—
Premium on redemption of subordinated notes	—	—	(17)	—	—	(17)
Interest expense	—	(179)	(35)	(81)	273	(22)
INCOME (LOSS) BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	349	1,830	(497)	5	(1,096)	591
INCOME TAXES	—	(18)	11	(163)	(27)	(197)
INCOME (LOSS) BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	349	1,812	(486)	(158)	(1,123)	394
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	15	—	15
MINORITY INTEREST, NET OF TAX	—	—	—	(1)	(6)	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	53	(1,550)	562	—	935	—
NET INCOME (LOSS)	$402	$262	$76	$(144)	$(194)	$402

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.          FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$2	$65	$46	$175	$—	$288
Fiduciary funds—restricted	—	—	72	1,700	—	1,772
Accounts receivable	15	2,534	4,056	10,529	(8,378)	8,756
Fixed assets	—	—	20	147	—	167
Goodwill and other intangible assets	—	—	—	258	1,398	1,656
Investments in associates	—	—	—	209	(36)	173
Deferred tax assets	—	—	5	126	(59)	72
Pension benefits asset	—	—	—	166	—	166
Other assets	—	54	1	393	(120)	328
Equity accounted subsidiaries	1,543	2,275	864	2,534	(7,216)	—
TOTAL ASSETS	$1,560	$4,928	$5,064	$16,237	$(14,411)	$13,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$68	$3,295	$4,286	$10,778	$(8,365)	$10,062
Deferred revenue and accrued expenses	—	1	2	419	8	430
Income taxes payable	—	132	1	27	(106)	54
Long-term debt	—	—	800	—	—	800
Liability for pension benefits	—	—	—	34	—	34
Other liabilities	38	—	52	390	22	502
Total liabilities	106	3,428	5,141	11,648	(8,441)	11,882
MINORITY INTEREST	—	—	—	2	40	42
STOCKHOLDERS’ EQUITY	1,454	1,500	(77)	4,587	(6,010)	1,454
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,560	$4,928	$5,064	$16,237	$(14,411)	$13,378

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.          FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.          FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$127	$738	$57	$157	$(932)	$147
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed assets	—	—	—	205	—	205
Additions to fixed assets	—	—	(10)	(45)	—	(55)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(73)	—	(73)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	5	—	5
Investments in associates	—	—	—	(25)	—	(25)
Proceeds on sale of short-term investments	—	—	—	10	—	10
Net cash (used in) provided by investing activities	—	—	(10)	77	—	67
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	200	—	—	200
Repurchase of shares	(211)	—	—	—	—	(211)
Amounts owed by and to Group undertakings	221	3	(220)	(4)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	11	—	11
Dividends paid	(145)	(718)	—	(214)	932	(145)
Proceeds from issue of shares	9	—	—	7	—	16
Net cash used in financing activities	(126)	(715)	(20)	(200)	932	(129)
INCREASE IN CASH AND CASH EQUIVALENTS	1	23	27	34	—	85
Effect of exchange rate changes on cash and cash equivalents	—	—	—	10	—	10
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	42	19	131	—	193
CASH AND CASH EQUIVALENTS, END OF YEAR	$2	$65	$46	$175	$—	$288

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.          FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$368	$2,108	$152	$564	$(3,097)	$95
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed assets	—	—	—	6	—	6
Additions to fixed assets	—	—	(5)	(27)	—	(32)
Acquisitions of subsidiaries, net of cash acquired	(7)	—	—	(28)	—	(35)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	90	—	90
Cashflow on intra-group transfer of subsidiary	57	—	—	(57)	—	—
Purchase of short-term investments	—	—	—	(42)	—	(42)
Proceeds on sale of short-term investments	—	—	—	47	—	47
Other	—	—	1	(3)	—	(2)
Net cash provided by (used in) investing activities	50	—	(4)	(14)	—	32
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	(450)	—	—	(450)
Senior notes issued, net of debt issuance costs	—	—	593	—	—	593
Repurchase of shares	(360)	—	—	—	—	(360)
Amounts owed by and to Group undertakings	(99)	1	(286)	384	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	45	—	45
Dividends paid	(135)	(2,124)	—	(973)	3,097	(135)
Other	98	(1)	—	(60)	—	37
Net cash used in financing activities	(496)	(2,124)	(143)	(604)	3,097	(270)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(78)	(16)	5	(54)	—	(143)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(15)	—	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	79	58	14	200	—	351
CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$42	$19	$131	$—	$193

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.          FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$351	$1,824	$107	$455	$(2,377)	$360
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed assets	—	—	—	11	—	11
Additions to fixed assets	—	—	(3)	(46)	—	(49)
Acquisitions of subsidiaries, net of cash acquired	(82)	—	(573)	(638)	1,146	(147)
Net cash proceeds from sale of operations, net of cash disposed	—	—	—	10	—	10
Purchase of short-term investments	—	—	—	(80)	—	(80)
Proceeds on disposal of short-term investments	—	—	—	69	—	69
Other	—	(3)	—	6	—	3
Net cash used in investing activities	(82)	(3)	(576)	(668)	1,146	(183)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	(370)	—	—	(370)
Draw down of term loans	—	—	450	—	—	450
Repurchase of shares	(339)	—	—	—	—	(339)
Amounts owed by and to Group undertakings	162	223	272	489	(1,146)	—
Excess tax benefits from share-based payment arrangements	—	—	—	130	—	130
Dividends paid	(115)	(1,999)	—	(378)	2,377	(115)
Other	54	4	(17)	—	—	41
Net cash (used in) provided by financing activities	(238)	(1,772)	335	241	1,231	(203)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31	49	(134)	28	—	(26)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	13	—	13
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48	9	148	159	—	364
CASH AND CASH EQUIVALENTS, END OF YEAR	$79	$58	$14	$200	$—	$351

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.          FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

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

The entities included in the Other Guarantors column are TA I Limited, TA II Limited and TA III Limited.

Previously the Company reported inter-company dividends received and paid on a net basis in the condensed consolidating statement of cash flows within the financial information for parent guarantor, other guarantor subsidiaries and non-guarantor subsidiaries. For the year ended December 31, 2006 the Company has reported inter-company dividends received and paid on a gross basis within the operating activities and the financing activities sections of the cash flow statement respectively. Prior year information has been adjusted to conform to this presentation.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.          FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,341	$—	$2,341
Investment income	—	—	—	140	(53)	87
Total revenues	—	—	—	2,481	(53)	2,428
EXPENSES
Salaries and benefits (including share-based compensation of $18 in Other)	—	—	—	(1,474)	17	(1,457)
Other operating expenses	(1)	—	(5)	(463)	15	(454)
Depreciation expense and amortization of intangible assets	—	—	—	(51)	(12)	(63)
Gain on disposal of UK head office	—	—	—	102	—	102
Net loss on disposal of operations	—	—	—	(50)	46	(4)
Total expenses	(1)	—	(5)	(1,936)	66	(1,876)
OPERATING (LOSS) INCOME	(1)	—	(5)	545	13	552
Investment income from Group undertakings	130	387	210	566	(1,293)	—
Interest expense	(2)	—	(35)	(332)	331	(38)
INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	127	387	170	779	(949)	514
INCOME TAXES	—	—	(49)	16	(30)	(63)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	127	387	121	795	(979)	451
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	16	—	16
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(16)	(18)
EQUITY ACCOUNT FOR SUBSIDIARIES	322	(239)	52	—	(135)	—
NET INCOME	$449	$148	$173	$809	$(1,130)	$449

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.          FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,194	$—	$2,194
Investment income	—	—	—	116	(43)	73
Total revenues	—	—	—	2,310	(43)	2,267
EXPENSES
Salaries and benefits (including share-based compensation of $18 in Other)	—	—	—	(1,454)	70	(1,384)
Other operating expenses	(2)	—	—	(377)	(26)	(405)
Regulatory settlements	—	—	—	(51)	—	(51)
Depreciation expense and amortization of intangible assets	—	—	—	(43)	(11)	(54)
Net gain on disposal of operations	—	—	—	118	(40)	78
Total expenses	(2)	—	—	(1,807)	(7)	(1,816)
OPERATING (LOSS) INCOME	(2)	—	—	503	(50)	451
Investment income from Group undertakings	370	1,110	409	1,625	(3,514)	—
Interest expense	—	—	(28)	(315)	313	(30)
INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	368	1,110	381	1,813	(3,251)	421
INCOME TAXES	—	—	(30)	(55)	(58)	(143)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	368	1,110	351	1,758	(3,309)	278
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	14	—	14
MINORITY INTEREST, NET OF TAX	—	—	—	(1)	(10)	(11)
EQUITY ACCOUNT FOR SUBSIDIARIES	(87)	(908)	(127)	—	1,122	—
NET INCOME	$281	$202	$224	$1,771	$(2,197)	$281

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.          FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,205	$—	$2,205
Investment income	—	—	—	93	(23)	70
Total revenues	—	—	—	2,298	(23)	2,275
EXPENSES
Salaries and benefits (including share-based compensation of $20 in Other)	—	—	—	(1,438)	220	(1,218)
Other operating expenses	(5)	—	2	(416)	28	(391)
Depreciation expense and amortization of intangible assets	—	—	—	(41)	(6)	(47)
Net (loss) gain on disposal of operations	—	—	—	(1,139)	1,150	11
Total expenses	(5)	—	2	(3,034)	1,392	(1,645)
OPERATING (LOSS) INCOME	(5)	—	2	(736)	1,369	630
Investment income from Group undertakings	354	1,064	305	1,015	(2,738)	—
Premium on redemption of subordinated notes	—	—	—	(17)	—	(17)
Interest expense	—	—	(19)	(276)	273	(22)
INCOME (LOSS) BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	349	1,064	288	(14)	(1,096)	591
INCOME TAXES	—	—	(48)	(122)	(27)	(197)
INCOME (LOSS) BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	349	1,064	240	(136)	(1,123)	394
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	15	—	15
MINORITY INTEREST, NET OF TAX	—	—	—	(1)	(6)	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	53	(802)	32	—	717	—
NET INCOME (LOSS)	$402	$262	$272	$(122)	$(412)	$402

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSET
Cash and cash equivalents	$2	$—	$—	$286	$—	$288
Fiduciary funds—restricted	—	—	—	1,772	—	1,772
Accounts receivable	15	24	1,576	15,519	(8,378)	8,756
Fixed assets	—	—	—	167	—	167
Goodwill and other intangible assets	—	—	—	258	1,398	1,656
Investments in associates	—	—	—	209	(36)	173
Deferred tax assets	—	—	—	131	(59)	72
Pension benefits asset	—	—	—	166	—	166
Other assets	—	—	—	448	(120)	328
Equity accounted subsidiaries	1,543	1,498	897	5,337	(9,275)	—
TOTAL ASSETS	$1,560	$1,522	$2,473	$24,293	$(16,470)	$13,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$68	$22	$782	$17,555	$(8,365)	$10,062
Deferred revenue and accrued expenses	—	—	—	422	8	430
Income taxes payable	—	—	99	61	(106)	54
Long-term debt	—	—	—	800	—	800
Liability for pension benefits	—	—	—	34	—	34
Other liabilities	38	—	—	442	22	502
Total liabilities	106	22	881	19,314	(8,441)	11,882
MINORITY INTEREST	—	—	—	2	40	42
STOCKHOLDERS’ EQUITY	1,454	1,500	1,592	4,977	(8,069)	1,454
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,560	$1,522	$2,473	$24,293	$(16,470)	$13,378

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$3	$189	$—	$193
Fiduciary funds—restricted	—	—	—	1,563	—	1,563
Accounts receivable	234	635	1,626	11,296	(5,765)	8,026
Fixed assets.	—	—	—	212	—	212
Goodwill and other intangible assets	—	—	—	213	1,371	1,584
Investments in associates	—	—	—	149	(20)	129
Deferred tax assets	—	—	—	232	(58)	174
Other assets	1	—	—	336	(24)	313
Equity accounted subsidiaries	1,118	1,116	445	4,773	(7,452)	—
TOTAL ASSETS	$1,354	$1,751	$2,074	$18,963	$(11,948)	$12,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$62	$631	$848	$13,369	$(5,762)	$9,148
Deferred revenue and accrued expenses	1	—	—	381	(15)	367
Income taxes payable	—	—	79	150	(76)	153
Long-term debt	—	—	—	600	—	600
Other liabilities	35	—	—	568	42	645
Total liabilities	98	631	927	15,068	(5,811)	10,913
MINORITY INTEREST	—	—	—	2	23	25
STOCKHOLDERS’ EQUITY	1,256	1,120	1,147	3,893	(6,160)	1,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,354	$1,751	$2,074	$18,963	$(11,948)	$12,194

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$127	$387	$169	$396	$(932)	$147
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed assets	—	—	—	205	—	205
Additions to fixed assets	—	—	—	(55)	—	(55)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(73)	—	(73)
Net cash proceeds from sale of operations, net of cash disposed	—	—	—	5	—	5
Investments in associates	—	—	—	(25)	—	(25)
Proceeds on disposal of short-term investments	—	—	—	10	—	10
Net cash provided by investing activities	—	—	—	67	—	67
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	200	—	200
Repurchase of shares	(211)	—	—	—	—	(211)
Amounts owed by and to Group undertakings	221	—	(43)	(178)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	11	—	11
Dividends paid	(145)	(387)	(129)	(416)	932	(145)
Proceeds from issue of shares	9	—	—	7	—	16
Net cash used in financing activities	(126)	(387)	(172)	(376)	932	(129)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	—	(3)	87	—	85
Effect of exchange rate changes on cash and cash equivalents	—	—	—	10	—	10
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	3	189	—	193
CASH AND CASH EQUIVALENTS, END OF YEAR	$2	$—	$—	$286	$—	$288

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

22.          FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$368	$1,110	$384	$1,330	$(3,097)	$95
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed assets	—	—	—	6	—	6
Additions to fixed assets	—	—	—	(32)	—	(32)
Acquisitions of subsidiaries, net of cash acquired	(7)	—	—	(28)	—	(35)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	90	—	90
Cashflow on intra-group transfer of subsidiary	57	—	—	(57)	—	—
Purchase of short-term investments	—	—	—	(42)	—	(42)
Proceeds on sale of short-term investments	—	—	—	47	—	47
Other	—	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	50	—	—	(18)	—	32
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	—	(450)	—	(450)
Senior notes issued, net of debt issuance costs	—	—	—	593	—	593
Repurchase of shares	(360)	—	—	—	—	(360)
Amounts owed by and to Group undertakings	(99)	—	(11)	110	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	45	—	45
Dividends paid	(135)	(1,110)	(370)	(1,617)	3,097	(135)
Other	98	—	—	(61)	—	37
Net cash used in financing activities	(496)	(1,110)	(381)	(1,380)	3,097	(270)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(78)	—	3	(68)	—	(143)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(15)	—	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	79	—	—	272	—	351
CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$3	$189	$—	$193

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

22.          FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2004
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$351	$1,064	$254	$1,068	$(2,377)	$360
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed assets	—	—	—	11	—	11
Additions to fixed assets	—	—	—	(49)	—	(49)
Acquisitions of subsidiaries, net of cash acquired	(82)	—	—	(1,211)	1,146	(147)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	10	—	10
Purchase of short-term investments	—	—	—	(80)	—	(80)
Proceeds on sale of short-term investments	—	—	—	69	—	69
Other	—	—	—	3	—	3
Net cash used in investing activities	(82)	—	—	(1,247)	1,146	(183)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	—	(370)	—	(370)
Draw down of term loans	—	—	—	450	—	450
Repurchase of shares	(339)	—	—	—	—	(339)
Amounts owed by and to Group undertakings	162	—	101	883	(1,146)	—
Excess tax benefits from share-based payment arrangements	—	—	—	130	—	130
Dividends paid	(115)	(1,064)	(355)	(958)	2,377	(115)
Other	54	—	—	(13)	—	41
Net cash (used in) provided by financing activities	(238)	(1,064)	(254)	122	1,231	(203)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31	—	—	(57)	—	(26)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	13	—	13
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48	—	—	316	—	364
CASH AND CASH EQUIVALENTS, END OF YEAR	$79	$—	$—	$272	$—	$351

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

23.          QUARTERLY FINANCIAL DATA

Quarterly financial data for 2006 and 2005 were as follows:

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share data) (unaudited)
2006
Total revenues	$671	$593	$543	$621
Total expenses	(467)	(474)	(446)	(489)
Net income	140	72	89	148
Net income per share
—Basic	$0.89	$0.46	$0.57	$0.95
—Diluted	$0.88	$0.45	$0.56	$0.94
2005—as adjusted (Note 2)
Total revenues	$669	$549	$487	$562
Total expenses	(582)	(350)	(421)	(463)
Net income	67	114	45	55
Net income per share
—Basic	$0.41	$0.70	$0.28	$0.35
—Diluted	$0.41	$0.70	$0.28	$0.35

24.          SUBSEQUENT EVENT

Effective January 1, 2007, the Company changed its internal management structure. Willis UK and Ireland, which comprises the Company’s UK and Irish retail operations and was previously managed within our Global segment, has been combined with our existing international operations to create a new International segment. The new International segment incorporates all the Company’s retail operations outside of North America.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria related to internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our independent registered public accountants, Deloitte & Touche LLP (“D&T”), who have audited and reported on our financial statements, issued an attestation report on our assessment of the Company’s internal control over financial reporting. D&T’s report is presented below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Willis Group Holdings Limited, Hamilton, Bermuda

We have audited management's assessment, included in the accompanying Management Report on Internal Controls, that Willis Group Holdings Limited and subsidiaries (collectively, the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Willis Group Holdings Limited's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the retrospective adjustment for the adoption of Statement of Financial Accounting Standards No. 123R, Share Based Payment, the retrospective adjustment for the change in method for determining the market related value of plan assets of the Company’s UK defined benefit pension plan from a calculated value method to the fair value method, and for the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R.

Deloitte & Touche LLP

London, England
February 28, 2007

Annual Certifications

The 2006 Annual Certification of the Chief Executive Officer in respect of the Company’s compliance with the Corporate Governance Rules of the New York Stock Exchange was filed without qualification.

The Certifications of the Chief Executive Officer and the Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act are filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2006.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company has introduced a new Broking System as part of the ‘Shaping our Future’ initiative. The system went live in one business unit on December 4, 2006 and will impact our internal controls over financial reporting with effect from April 2, 2007. The system is intended, among other things, to enhance the Company’s internal controls over financial reporting.

Item 9B—Other Information

None.

PART III

Item 10—Directors and Executive Officers of the Registrant

The Directors of Willis Group Holdings Limited as of February 28, 2007, are Joseph J. Plumeri, Gordon M. Bethune, William W. Bradley, Joseph A. Califano, Jr., Anna C. Catalano, Eric G. Friberg, Sir Roy Gardner, Perry Golkin, The Rt. Hon. Sir Jeremy Hanley, KCMG, Wendy E. Lane, James F. McCann and Douglas B. Roberts. Information is incorporated herein by reference to the material under the heading “Election of Directors” in the 2007 Proxy Statement for all directors. Information is set out below for our Executive Officers:

Donald J. Bailey—Mr. Bailey, age 42, was appointed a member of the Partners Group and  Chief Executive Officer of Willis North America on September 29, 2006. Mr Bailey joined the Willis Group in March, 2003, and held several senior positions, including Chief Operating Officer of Willis North America.  Prior to joining Willis he had been with Allianz Insurance Company, Aon and Marsh. Mr Bailey has 20 years of experience in the insurance industry.

William C. Bartholomay—Mr. Bartholomay, age 78, became a member of the Partners Group on April 13, 2004. Mr. Bartholomay joined the Willis Group on August 6, 2003 as Group Vice Chairman. He has more than 40 years’ experience in the insurance industry. He is Chairman Emeritus of the Atlanta Braves, member of the MLB Baseball Executive Council, Director Emeritus of WMS Industries and a Director of Midway Games. He is also a director or trustee of many other civic and business organizations.

Richard J. S. Bucknall—Mr. Bucknall, age 58, is Vice Chairman and a member of the Partners Group, having served as Chief Operating Officer from January 2001 to December 31, 2006. He is also Chairman and Chief Executive Officer of Willis Limited. He is responsible for our global carrier relationships, management of our relationships with our large global accounts as well as our discontinued underwriting activities in the UK. Mr. Bucknall has 40 years of experience in the insurance broking industry, of which 21 years have been with us. Mr. Bucknall retires from his executive office positions within the Group with effect from March 31, 2007.

Allan C. A. Gribben—Mr. Gribben, age 53, joined the Partners Group on February 13, 2006. He joined the Willis Group in December 2002 and was Chief Executive Officer, Willis UK and Ireland until November 2006, when he was appointed Chief Executive Officer of Willis International. Prior to joining the Willis Group Mr. Gribben had been with Aon since 1981, holding a number of senior executive positions. Mr. Gribben has over 30 years’ experience in the insurance brokerage industry.

Christopher M. London—Mr. London, age 58, became a member of the Partners Group and was appointed Chief Operating Officer, Global Specialties on November 17, 2003. He was appointed Chief Executive Officer, Global Specialties in June 2004, a position he held until January 2005, when he was appointed Global Sales and Marketing Director. Mr. London joined the Willis Group in 1975 and has been appointed to a number of executive positions, including within the US, during his time with us. Mr. London has 35 years of experience in the insurance brokerage industry, of which 30 years have been with us.

Patrick Lucas—Mr. Lucas, age 67, joined the Board of Directors of Willis Group Limited on April 15, 1998 as a non-executive director and became a member of the Partners Group on January 1, 2001. He is the Managing Partner of Gras Savoye & Company and Chairman and Chief Executive Officer of Gras Savoye S.A. and Gras Savoye Re, positions held since 1991, 1979 and 1976 respectively. He is also a director of Caisse Centrale de Réassurance. Mr. Lucas has 40 years of experience in the insurance brokerage industry.

David B. Margrett—Mr. Margrett, age 53, became a member of the Partners Group on January 25, 2005. Mr. Margrett joined the Willis Group in September 2004 as a Managing Director of Global Markets.

He was appointed Chief Executive Officer, Global Specialties in January 2005. Prior to joining the Willis Group, Mr. Margrett had been with Heath Lambert Group, or its predecessors, since 1973, holding a number of senior positions, including Chief Executive from 1996 to 2004.  Mr. Margrett has 33 years experience of the insurance industry. Mr. Margrett will succeed Mr. Bucknall as Chairman and Chief Executive Officer of Willis Limited with effect from April 1, 2007.

Stephen G. Maycock—Mr. Maycock, age 54, became a member of the Partners Group on July 1, 2001. He has been the Group Human Resources Director of the Willis Group since he joined in 1996. Prior to joining the Willis Group, he had a global human resources role with S C Johnson & Son Inc., for 13 years. He previously held positions at Xerox Corporation and Ford Motor Company Ltd. Mr. Maycock has 10 years of experience in the insurance brokerage industry, all of which have been with us. Mr. Maycock will cease to be Group Human Resources Director with effect from March 31, 2007.

Grahame J. Millwater—Mr. Millwater, age 43, became a member of the Partners Group on December 18, 2001. He was appointed Chief Operating Officer on November 29, 2006. He is also Chairman and former Chief Executive of Willis Re, positions held since September 14, 2004 and February 6, 2004 respectively. Mr. Millwater joined the Willis Group in September 1985 and has had several additional cross-Group responsibilities during his career with us. Mr. Millwater has 21 years of experience in the insurance brokerage industry, all of which have been with us.

Patrick Regan—Mr. Regan, age 40, joined the Willis Group as a member of the Partners Group with effect from January 1, 2006, and was appointed Group Chief Financial Officer on March 3, 2006. Before joining the Willis Group, Mr. Regan was Group Financial Controller for Royal & Sun Alliance for two years, prior to which he held senior finance positions in both Axa Insurance and GE Capital. Mr. Regan has 18 years of finance experience gained in both the UK and USA.

Jeanette Scampas—Ms. Scampas, age 46, joined the Willis Group on March 19, 2004 as Executive Vice President, Global Information Systems and Global Operations and was appointed a member of the Partners Group. Prior to joining the Willis Group, Ms. Scampas held positions as Senior Vice President, Chief Operations Officer and Senior Vice President, Chief Information Officer of American International Group’s Domestic Brokerage Group, and also has held senior positions at Bank of America Corporation and Chase Manhattan Bank. She brings over 22 years of experience in the insurance and financial services industries.

Sarah J. Turvill—Miss Turvill, age 53, became a member of the Partners Group on July 1, 2001. Miss Turvill joined the Willis Group in May 1978 and for many years was instrumental in the growth of our international activities, particularly in Europe where she was Managing Director from 1995 to 2001. Miss Turvill was Chief Executive Officer of Willis International from July 2001 until November 2006, when she was appointed Chairman. She has 29 years of experience in the insurance brokerage industry, all of which have been with us.

The information under the heading “Section 16 Beneficial Ownership Compliance” in the 2007 Proxy Statement is incorporated herein by reference.

Ethical Code

The Company has adopted an Ethical Code applicable to all our employees, including our Chairman and Chief Executive Officer, the Group Chief Financial Officer, the Group Financial Controller and all those involved in the Company’s accounting functions. Our Ethical Code can be found in the Corporate Governance Section on the Company’s website at www.willis.com. A copy is also available free of charge on request from the Company Secretary, Willis Group Holdings Limited, c/o Willis Group Limited, Ten Trinity Square, London EC3P 3AX.

Item 11—Executive Compensation

The information under the heading “Executive Compensation” in the 2007 Proxy Statement is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management

Plan Category	Number of Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Shares remaining available for future issue
Equity compensation plans approved by security holders	15,327,227	$33.85	7,557,317
Equity compensation plans not approved by security holders	1,150,171	$12.01	9,064,435
Total	16,477,398	$32.33	16,621,752

The Amended and Restated 1998 Share Purchase and Option Plan for Key Employees (the “1998 Plan”) and the Amended and Restated Willis Award Plan for Key Employees (the “Willis Award Plan”), are not approved by the Company’s shareholders. Each provides for the grant of time-based vesting options, performance-based vesting options and various other share-based grants to our employees to purchase Shares. The 1998 Plan and the Willis Award Plan are intended to promote the Company’s long-term financial interests and growth by attracting and retaining management personnel with the training, experience and ability to enable them to make a substantial contribution to the success of our business; motivate management personnel by means of growth-related incentives to achieve long range goals; and further the alignment of interests of participants with those of shareholders of the Company through opportunities for increased share ownership in us.

As of February 28, 2007, of the time and performance-based options granted, 714,550 remained unforfeited under the 1998 Plan and 6,710 remained unforfeited under the Willis Award Plan. No further grants are to be made under the 1998 Plan. There are 5,000,000 shares available to be granted under the Willis Award Plan. Under the 1998 Plan, unless otherwise provided by our Board of Directors, time-based options generally became exercisable in five equal annual installments beginning on the second anniversary of the date of grant and performance-based options generally became exercisable in four equal annual installments, beginning on the third anniversary of grant, subject to performance targets. Effective from January 1, 2003, it was determined that these financial performance targets had been achieved. The exercisability of the options may accelerate or terminate based on the circumstances surrounding an optionee’s termination of employment, and both time-based and performance-based options may (in the discretion of our Board of Directors), fully accelerate upon a change in control of the Company.

Unless sooner terminated by our Board of Directors, the 1998 Plan and Willis Award Plan will expire 10 years after its adoption. That termination will not affect the validity of any grant outstanding on the date of the termination of either of the 1998 Plan or the Willis Award Plan.

Our Board of Directors and its Compensation Committee administer the 1998 Plan and Willis Award Plan. Our Board of Directors may from time to time amend the terms of any grant, but, except for adjustments made upon a change in our Shares by reason of a stock split, spin-off, stock dividend, stock combination or reclassification, recapitalization, reorganization, consolidation, change of control or similar event, that action may not adversely affect the rights of any participant under the 1998 Plan or Willis Award Plan, as applicable, with respect to the options without at least a majority of the participants approving such action. Our Board of Directors retains the right to amend, suspend or terminate the 1998 Plan and Willis Award Plan at any time.

Our UK subsidiary, Willis Group Limited, maintains Employee Share Ownership Plans, which as of  February 28, 2007, held 35,313 Shares on behalf of Willis Group employees. These Shares were acquired by the Plans at the time of the 1998 acquisition of Willis Group Limited by Profit Sharing (Overseas) in return for the employees forfeiting cash awards held by the Plans for their benefit. As part of the forfeiture arrangements, certain employees were granted, under our Zero Cost Share Option Scheme, options over shares (now Shares), the value of which equaled on grant the cash amount of forfeited cash awards. The Plans are obliged to deliver the Shares held when the zero cost option is exercised upon payment of £1 and relevant taxes. No option may be exercised more than 10 years from the date of grant and no further options will be granted under the Zero Cost Share Option Scheme.

Those employees who forfeited cash awards but did not receive a zero cost option grant have their Shares vested under the Plans at the same time they would have received the cash awards.

In addition, options may be adjusted to reflect variations in the share capital of the Company including the capitalization, rights issue and subdivision, consolidation or reduction in the capital of the Company. The Board of Directors may amend the provisions of the Zero Cost Share Option Scheme at any time; however, the Board of Directors may not make any amendments that would disadvantage the participants without obtaining prior approval of the amendments from a majority of the participants.

In connection with the employee stock purchase agreements described above, a trust was established at the time of the 1998 acquisition of Willis Group Limited by Profit Sharing (Overseas), which through its trustees, is a party to the Management and Employee Shareholders’ and Subscription Agreement, which governed the Shares purchased by our employees at that time. Under this agreement, the trust repurchased Shares and options owned by those employees whose employment with us terminated. Also, the trust has the power to sell Shares at fair market value to current employees which is undertaken in connection with certain option grants under the 2001 Plan. As of February 28, 2007, the trust had an interest in 131,970 Shares which can be purchased by employees or used to satisfy options grants made by us.

The Information under the heading “Security Ownership” in the 2007 Proxy Statement is incorporated herein by reference

Item 13—Certain Relationships and Related Transactions

The information under the heading “Transactions with Management and Others” in the 2007 Proxy Statement is incorporated herein by reference.

Item 14—Principal Accountant Fees and Services

The information under the heading “Fees to Deloitte & Touche LLP” in the 2007 Proxy Statement is incorporated herein by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report:

(1)         Consolidated Financial Statements of Willis Group Holdings Limited consisting of:

(a)           Report of Independent Registered Public Accounting Firm.

(b)          Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

(c)           Consolidated Statements of Operations for each of the three years in the period ended December 31, 2006.

(d)          Consolidated Balance Sheets as of December 31, 2006 and 2005.

(e)           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006.

(f)             Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended December 31, 2006.

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

(3)         Exhibits:

3.1                       Memorandum of Association of Willis Group Holdings Limited, dated February 8, 2001, as altered by registration pursuant to the Companies Act 1981 of Bermuda on April 10, 2001 (incorporated by reference to Exhibit No. 3.1 to Registration Statement No. 33-60982)

3.2                       Form of Bye-Laws of Willis Group Holdings Limited (incorporated by reference to Exhibit No. 3.2 to Registration Statement No. 333-60892)

3.3                       Memorandum of Increase in the Share Capital of Willis Group Holdings Limited (incorporated by reference to Exhibit No. 3.3 to Registration Statement No. 333-60982)

4.1                       Form of Specimen Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit No. 4.1 to Registration Statement No. 333-60982)

10.1                $300 million Revolving Credit Agreement dated as of October 17, 2005 among Willis North America Inc., Willis Group Holdings Limited, Banc of America Securities Limited, Bank of America, N.A., and the lenders listed therein (incorporated by reference to Exhibit 10.27 to Form 8-K filed on October 18, 2005)

10.2                Willis Group Holdings Limited Non-Employee Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit No. 4.3 to Registration Statement No. 333-63186)

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

10.8                Amended and Restated Willis North America Inc. 401(k) Retirement Savings Plan

10.9                Form of Willis Group Holdings Limited Zero Cost Share Option Scheme (incorporated by reference to Exhibit No. 10.12 to Registration Statement No. 333-74483)

10.10         Form of Amendment to TA I Limited Zero Cost Share Option Scheme (incorporated by reference to Exhibit No. 10.12 to Registration Statement No. 333-60982)

10.11         Agreement, dated July 23, 1997, among Assurances Générales de France IART, UAP Incendie- Accidents, Athéna, Gras Savoye Euro Finance S.A., Mr. Emmanuel Gras, Mr. Patrick Lucas, Mr. Daniel Naftalski, Willis Corroon Group plc, Willis Corroon Europe B.V., and Gras Savoye & Cie, along with Amendment No. 1 thereto, dated December 11, 1997, and Addendum thereto dated July 23, 1997 (incorporated by reference to Exhibit No. 2.11 to Registration Statement No. 333-74483)

10.12         Form of Employment Agreement—Thomas Colraine (incorporated by reference to Exhibit No. 10.20 to Willis Group Holdings Limited’s Annual Report on Form 10-K for the fiscal period ended December 31, 2002)

10.13         Form of Employment Agreement—Richard J. S. Bucknall (incorporated by reference to Exhibit No. 10.21 to Willis Group Holdings Limited’s Annual Report on Form 10-K for the fiscal period ended December 31, 2002)

10.14         Form of Employment Agreement—Grahame J. Millwater (incorporated by reference to Exhibit No. 10.14 to Willis Group Holdings Limited’s Annual Report on Form 10-K for the fiscal period ended December 31, 2004)

10.15         Form of Amended and Restated Employment Agreement, dated as of March 26, 2001, between Willis Group Holdings Limited and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.9 to Registration Statement No. 333-60982)

10.16         Second Amendment to the Amended and Restated Employment Agreement between Willis Group Holdings Limited and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.25 to Willis Group Holdings Limited’s Annual Report on Form 10-K for the fiscal period ended December 31, 2002)

10.17         Second Amended and Restated Employment Agreement, dated as of June 1, 2003, between Willis Group Holdings Limited, Willis North America, Inc. and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.20 to Willis Group Holdings Limited’s Annual Report on Form 10-K for the fiscal period ended December 31, 2003)

10.18         Third Amended and Restated Employment Agreement, dated as of May 25, 2004, between Willis Group Holdings Limited, Willis North America Inc., and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.19 to Willis Group Holdings Limited’s Annual Report on Form 10-K for the fiscal period ended December 31, 2004)

10.19         Willis US 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to Willis Group Holdings Limited’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2005)

10.20         Willis Group Senior Management Incentive Plan (incorporated by reference to Exhibit 10.24 to Willis Group Holdings Limited’s Form 8-K filed on May 4, 2005)

10.21         Assurance of Discontinuance dated April 8, 2005 with the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to Exhibit 10.25 to Willis Group Holdings Limited’s Quarterly report on Form 10-Q for the quarter ended March 31, 2005)

10.22         Assurance of Discontinuance dated April 8, 2005 with the Attorney General of the State of Minnesota (incorporated by reference to Exhibit 10.26 to Willis Group Holdings Limited’s Quarterly report on Form 10-Q for the quarter ended March 31, 2005)

10.23         Offer Letter dated August 11, 2005, between Willis Limited and Patrick Regan (incorporated by reference to Exhibit 10.28 to Willis Group Holdings Limited’s Form 8-K filed on November 9, 2005)

10.24         Employment Agreement dated August 19, 2005, between Willis Limited and Patrick Regan (incorporated by reference to Exhibit 10.29 to Willis Group Holdings Limited’s Form 8-K filed on November 9, 2005)

10.25         Sale agreement dated September 8, 2006 for Ten Trinity Square (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited’s Form 10-Q for the quarter ended September 30, 2006)

10.26         Amendment dated August 31, 2006 to the Assurance of Discontinuance dated April 8, 2005, with the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited’s Form 8-K on September 1, 2006)

14.1                Ethical Code (incorporated by reference to Exhibit No. 14.1 to Willis Group Holdings Limited’s Annual Report on Form 10-K for the fiscal period ended December 31, 2003)

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

31.1                Certification Pursuant to Rule 13a-14(a)

31.2                Certification Pursuant to Rule 13a-14(a)

32.1                Certification Pursuant to 18 U.S.C. Section 1350

32.2                Certification Pursuant to 18 U.S.C. Section 1350

SCHEDULE II

WILLIS GROUP HOLDINGS LIMITED

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions/ (releases) charged to costs and expenses	Deductions	Foreign exchange differences	Balance at end of year
	(millions)
Year ended December 31, 2006
Provision for bad and doubtful debts	$31	$(1)	$(1)	3	32
Deferred tax valuation allowance	110	(37)	(14)	14	73
Year ended December 31, 2005
Provision for bad and doubtful debts	$39	$(2)	$(4)	$(2)	$31
Deferred tax valuation allowance	123	—	—	(13)	110
Year ended December 31, 2004
Provision for bad and doubtful debts	$32	$10	$(5)	$2	$39
Deferred tax valuation allowance	114	1	—	8	123

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS GROUP HOLDINGS LIMITED (Registrant)
	By:	/S/ PATRICK C. REGAN
Date: February 28, 2007		Patrick C. Regan Group Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 28th day of February 2007.

/s/ JOSEPH J. PLUMERI	/s/ GORDON M. BETHUNE*
Joseph J. Plumeri Director	Gordon M. Bethune Director
/s/ WILLIAM W. BRADLEY*	/s/ JOSEPH A. CALIFANO, JR.*
William W. Bradley Director	Joseph A. Califano, Jr. Director
/s/ ANNA C. CATALANO*	/s/ ERIC G. FRIBERG*
Anna C. Catalano Director	Eric G. Friberg Director
/s/ SIR ROY GARDNER*	/s/ PERRY GOLKIN*
Sir Roy Gardner Director	Perry Golkin Director
/s/ THE RT. HON. SIR JEREMY HANLEY, KCMG*	/s/ WENDY E. LANE*
The Rt. Hon. Sir Jeremy Hanley, KCMG Director	Wendy E. Lane Director
/s/ JAMES F. MCCANN*	/s/ DOUGLAS B. ROBERTS*
James F. McCann Director	Douglas B. Roberts Director

Mary E. Caiazzo, pursuant to the Power of Attorney executed by each of the individuals whose name is followed by an (*) and filed herewith, by signing her name hereunto does hereby sign and execute this Form 10-K of Willis Group Holdings Limited on behalf of such individual in the capacities in which the names of each appear above.

/s/ MARY E. CAIAZZO
Mary E. Caiazzo