Form 10-Q
period 2007-03-31
WILLIS GROUP HOLDINGS LTD
filed 2007-05-10
CIK 1140536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

As of April 30, 2007 there were outstanding 141,908,902 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

We have included in this document forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that state our intentions, beliefs, expectations or predictions for the future. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors such as changes in premium rates, the competitive environment, the actual cost of resolution of contingent liabilities, general economic conditions in different countries around the world, fluctuations in currency exchange and global equity and fixed income markets. Although we believe that the expectations reflected in forward-looking statements are reasonable we can give no assurance that those expectations will prove to have been correct. We assume no obligation to update our forward-looking statements or to advise of changes in the assumptions and factors on which they are based. All forward-looking statements contained or incorporated by reference in this document are qualified by reference to this cautionary statement.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

WILLIS GROUP HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2007	2006
	(millions, except per share data) (unaudited)
REVENUES
Commissions and fees	$715	$652
Investment income	24	19
Total revenues	739	671
EXPENSES
Salaries and benefits	(377)	(348)
Other operating expenses	(111)	(105)
Depreciation expense and amortization of intangible assets	(16)	(14)
Gain on disposal of UK head office	3	—
Total expenses	(501)	(467)
OPERATING INCOME	238	204
Interest expense	(12)	(9)
INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	226	195
INCOME TAXES	(68)	(62)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	158	133
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	19	14
MINORITY INTEREST, NET OF TAX	(8)	(7)
NET INCOME	$169	$140
EARNINGS PER SHARE (Note 3)
—Basic	$1.11	$0.89
—Diluted	$1.10	$0.88
AVERAGE NUMBER OF SHARES OUTSTANDING (Note 3)
—Basic	152	157
—Diluted	154	159
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.250	$0.235

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(millions, except share data) (unaudited)
ASSETS
Cash and cash equivalents	$253	$288
Fiduciary funds—restricted	1,939	1,772
Short-term investments	55	58
Accounts receivable, net of allowance for doubtful accounts of $33 million in 2007 and $32 million in 2006	10,025	8,756
Fixed assets, net of accumulated depreciation of $211 million in 2007 and $202 million in 2006	181	167
Goodwill and other intangible assets, net of accumulated amortization of $155 million in 2007 and $152 million in 2006	1,651	1,656
Investments in associates	194	173
Deferred tax assets	76	72
Pension benefits asset	166	166
Other assets	306	270
TOTAL ASSETS	$14,846	$13,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,447	$10,062
Deferred revenue and accrued expenses	317	430
Income taxes payable (Note 2)	113	54
Long-term debt (Note 5)	1,200	800
Liability for pension benefits	34	34
Other liabilities	538	502
Total liabilities	13,649	11,882
COMMITMENTS AND CONTINGENCIES (Note 4)
MINORITY INTEREST	50	42
STOCKHOLDERS’ EQUITY
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 141,864,891 shares in 2007 and 153,002,802 shares in 2006	—	—
Additional paid-in capital (Note 11)	—	388
Retained earnings (Note 12)	1,331	1,250
Accumulated other comprehensive loss, net of tax (Note 8)	(179)	(178)
Treasury stock, at cost, 108,669 shares in 2007 and 165,979 shares in 2006	(5)	(6)
Total stockholders’ equity	1,147	1,454
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,846	$13,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2007	2006
	(millions) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$169	$140
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of UK head office	(3)	—
Depreciation expense and amortization of intangible assets	16	14
Provision for doubtful accounts	1	2
Minority interest	8	5
(Benefit) provision for deferred income taxes	(2)	3
Excess tax benefits from share-based payment arrangements	(5)	(3)
Share-based compensation	9	3
Undistributed earnings of associates	(19)	(13)
Other	(15)	(4)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	(160)	(133)
Accounts receivable	(1,255)	(1,550)
Accounts payable	1,363	1,645
Additional funding of UK and US pension plans	(27)	(24)
Other assets	6	3
Other liabilities	(6)	(73)
Net cash provided by operating activities	80	15
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	(26)	(12)
Net cash proceeds from disposal of operations, net of cash disposed	—	1
Acquisitions of subsidiaries, net of cash acquired	(5)	(22)
Proceeds on sale of short-term investments	4	9
Net cash used in investing activities	(27)	(24)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(200)	—
Senior notes issued, net of debt issuance costs	595	—
Repurchase of shares	(457)	—
Proceeds from issue of shares	4	4
Excess tax benefits from share-based payment arrangements	5	3
Dividends paid	(36)	(34)
Net cash used in financing activities	(89)	(27)
DECREASE IN CASH AND CASH EQUIVALENTS	(36)	(36)
Effect of exchange rate changes on cash and cash equivalents	1	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	288	193
CASH AND CASH EQUIVALENTS, END OF PERIOD	$253	$158

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   NATURE OF OPERATIONS

Willis Group Holdings Limited (“Willis Group Holdings”) and subsidiaries (collectively, the “Company”) provide a broad range of value-added risk management consulting, reinsurance and insurance brokerage services, both directly and indirectly through its associates, to a diverse base of clients internationally. The Company provides specialized risk management advisory and other services on a global basis to clients in various industries, including aerospace, marine, energy and construction. In its capacity as an advisor and insurance broker, the Company acts as an intermediary between clients and insurance carriers by advising clients on risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through the Company’s global distribution network.

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements (“Interim Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the three month period ended March 31, 2007 may not necessarily be indicative of the operating results for the entire fiscal year.

The December 31, 2006 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Interim Financial Statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2006 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Accounting Changes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), with effect from January 1, 2007. FIN 48 changed the test for recognition of uncertain tax positions to a ‘more-likely-than-not recognition threshold’ which is defined as ‘greater than 50 percent’. Once the threshold is crossed, the enterprise then recognizes its best estimate of the amount that will ultimately be sustained upon review by the relevant tax authorities.

As a consequence of adopting FIN 48, the Company recorded a $4 million increase in income taxes payable and charged a cumulative adjustment of $4 million to opening retained earnings at January 1, 2007.

Total unrecognized tax benefits as of January 1, 2007 totaled $30 million and, if recognized, would all impact the Company’s effective tax rate. During the next 12 months, it is reasonably possible that the Company will recognize approximately $10 million of tax benefits related to the release of provisions no

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

longer required due to either settlement through negotiation or the close of the statute of limitations on assessment.

The Company recognizes interest and penalties relating to unrecognized tax benefits as part of its income taxes expense. Total accrued interest as of January 1, 2007 was $2 million.

The Company files tax returns in the various tax jurisdictions in which it operates, principally the United States and United Kingdom. In 2006, the Company resolved all issues related to the IRS examination of the 2003 federal income tax return. US tax returns 2004 and 2005 have been filed but the Company has not received any indication that the IRS will be conducting an audit of any of these open years. Texas is the only state currently conducting an income tax audit. The Company has not extended the federal statute of limitations for assessment in the US. All UK tax returns have been timely filed and are in the normal process of being reviewed, with the HM Revenue & Customs making enquiries to obtain additional information. Notably in 2006 the Company resolved all issues relating to enquiries into restructurings in respect of the 2001 tax year. Tax years 2002 to 2004 are still subject to on-going enquiries. No enquiries have yet been received in relation to tax year 2005, although enquiries into 2005 can be raised during the course of 2007. The earliest UK tax year the Company has kept open is 1995 in relation to foreign tax relief calculations.

The following table illustrates the incremental effect of applying FIN 48 on individual line items on the condensed consolidated balance sheet as of March 31, 2007.

	March 31, 2007
	Before application of FIN 48	Effect of FIN 48 application	After Application of FIN 48
	(millions)
Income taxes payable	$109	$4	$113
Total liabilities	13,645	4	13,649
Retained earnings	1,335	(4)	1,331
Total stockholders’ equity	1,151	(4)	1,147
Total liabilities and stockholders’ equity	$14,846	$—	$14,846

3.   EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net income by the average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company. At March 31, 2007, time-based and performance-based options to purchase 14.5 million and 0.3 million (2006: 11.5 million and 0.9 million) shares, respectively, and 1.6 million (2006: 0.2 million) restricted shares, were outstanding.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.   EARNINGS PER SHARE (Continued)

Basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2007	2006
	(millions, except per share data)
Net income	$169	$140
Basic average number of shares outstanding	152	157
Dilutive effect of potentially issuable shares	2	2
Diluted average number of shares outstanding	154	159
Basic earnings per share	$1.11	$0.89
Dilutive effect of potentially issuable shares	(0.01)	(0.01)
Diluted earnings per share	$1.10	$0.88

Options to purchase 5.6 million shares for the three months ended March 31, 2007 were not included in the computation of the dilutive effect of stock options because the effect was antidilutive (Three months ended March 31, 2006: 5.5 million).

4.   COMMITMENTS AND CONTINGENCIES

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

Errors and omissions claims, lawsuits and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year and self-insured risks have increased significantly in recent years. In respect of self-insured risks, the Company has established provisions which are believed to be adequate in the light of current information and legal advice, and the Company adjusts such provisions from time to time according to developments.

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
(Unaudited)

4.   COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company’s operations in nine European countries have received questionnaires from either the European Commission pursuant to its Sector Inquiry or, in respect of Norway, the European Free Trade Association Surveillance Authority, related to insurance business practices, including compensation arrangements for brokers. At least 150 other European brokers received similar questionnaires. The Company responded to the European Commission questionnaires and has filed the European Free Trade Association Surveillance Authority for two of its Norwegian entities. The European Commission reported on an interim basis on January 24, 2007. The Interim Report included preliminary findings of potential conflicts of interest relating to remuneration by assuming a dual role for clients and insurers. The Company has responded to the Interim Report and the European Commission anticipates publishing a final report in September 2007. Further questionnaires have been received and responded to relating to reinsurance and co-insurance. The Company continues to cooperate with both the European Commission and the European Free Trade Association Surveillance Authority.

Since August 2004, various plaintiffs have filed purported class actions in the United States District Court for the Southern District of New York, the Northern District of Illinois, the Northern District of California, the New Jersey District court, and the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, under a variety of legal theories, including state tort, contract, fiduciary duty and statutory theories, and federal antitrust and RICO theories. Other than a federal suit in Illinois that was voluntarily dismissed by the plaintiff in May 2005, all of the federal actions have been consolidated into two actions in federal court in New Jersey. One of the consolidated actions addresses employee benefits, while the other consolidated action addresses all other lines of insurance. In addition to the two federal actions, the Company was also named as a defendant in a purported class action in the

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.   COMMITMENTS AND CONTINGENCIES (Continued)

Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division. Both the consolidated federal actions and the Florida state action name various insurance carriers and insurance brokerage firms, including the Company, as defendants. The complaints seek monetary damages and equitable relief and make allegations regarding the practices and conduct that has been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers have breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and entered into other improper activities. The complaints also allege the existence of a conspiracy among the insurance carriers and brokers and the federal court complaints allege violations of the federal RICO statute. In April 2007, the Judge in the two consolidated federal actions dismissed the antitrust and RICO claims based on a failure to state viable claims, but is allowing the plaintiffs a final opportunity to amend their complaint. The Company disputes these allegations and intends to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

Sovereign/WFUM

Sovereign, a wholly owned subsidiary, operated as an insurance company in the United Kingdom and from 1972 Sovereign’s underwriting activities were managed by another wholly owned subsidiary, Willis Faber (Underwriting Management) Limited, or WFUM. WFUM also provided underwriting agency and other services to third-party insurance companies, which are referred to as the stamp companies, some of which are long-standing clients. As part of its services as agent, WFUM underwrote insurance and reinsurance business on behalf of Sovereign and the stamp companies and arranged reinsurance on their behalf. In 1991, Sovereign and the stamp companies ceased underwriting new business. Sovereign entered provisional liquidation in 1997.

On January 5, 2000, a scheme of arrangement proposed by Sovereign to its creditors became effective. The stated purpose of the scheme of arrangement is to resolve Sovereign’s liabilities and provide that Sovereign’s business is run off in as orderly a manner as possible. The scheme administrators have announced payments to creditors at a payment percentage of 40 percent payable out of Sovereign’s assets. Sovereign’s assets are separate and distinct from the Company’s, and any payment from Sovereign will have no effect on the Company’s results of operations, financial condition or liquidity.

Sovereign and certain of the stamp companies have also expressed concern about the enforceability of certain reinsurance put in place by WFUM on behalf of Sovereign and the stamp companies. Accordingly, the Company cannot provide assurance that there will be no arbitration, judicial decisions or settlements arising in the future that result in shortfalls in reinsurance recoveries for Sovereign or the stamp companies. The failure of Sovereign or the stamp companies to collect reinsurance following any adverse arbitration awards would increase the likelihood of them pursuing potential claims, including shortfalls in reinsurance recoveries, against WFUM. Sovereign and the stamp companies have reserved their rights generally in respect of such potential claims, and WFUM, Willis Group and certain brokerage subsidiaries have entered into standstill agreements which preserve the rights of potential claimants with respect to their potential claims.

All the stamp companies (both Sovereign and the solvent stamp companies) have commenced the process of attempting to enter into final cut-off schemes of arrangements with their creditors. For those

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.   COMMITMENTS AND CONTINGENCIES (Continued)

stamp companies whose creditors approve the schemes in sufficient numbers, the operation of the schemes will crystallise and bring to an end all remaining liabilities to insureds and reinsureds, with creditors receiving payments in accordance with the scheme claim valuation process. There is a scheme for each of the WFUM stamp companies and each scheme is legally separate. It is therefore possible that some schemes will proceed and some will not. In contrast, those stamp companies who are not able to agree a scheme with creditors may have to continue to run off liabilities for many years.

Initial applications have been made to the English Court and votes took place at creditors’ meetings on October 27, 2006. The voting adjudication process (valuing and verifying creditors’ votes) was completed during the first quarter of 2007. Sufficient voters (by number and by value) have approved the scheme proposals and further applications have been made to the English and US Courts for the schemes to be sanctioned. Hearings have been fixed in the UK in July 2007 and these may be opposed by some creditors. The courts are entitled to refuse to sanction schemes on the grounds of unfairness, either generally or to certain classes of creditor. These applications to the English and US Courts are unlikely to be heard before the middle of 2007.

In 2004, the solvent stamp companies entered into a settlement agreement whereby Willis Group Limited and all its subsidiaries received certain immediate releases and other releases staged in return for certain staged payments. If any stamp company’s scheme of arrangement fails to be sanctioned by the Court, the run-off may be lengthy, there will be more opportunity for disputes to arise, the final staged payment may not be accepted and claims may be made against the Company. Once the final staged payment is made, Willis and its subsidiaries will be released from further potential liabilities to the solvent stamp companies arising out of the WFUM pools.

Reinsurance Market Dispute

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

The reinsurers concerned have taken the position that, despite their decisions to underwrite risks or a group of risks, they are no longer bound by their reinsurance contracts. As a result, they have stopped settling claims and are seeking to recover claims already paid. The Company also understands that there have been two arbitration awards in relation to a spiral, among other things, in which the reinsurer successfully argued that it was no longer bound by parts of its reinsurance program. Willis Limited, the Company’s principal insurance brokerage subsidiary in the United Kingdom, acted as the reinsurance broker or otherwise as intermediary, but not as an underwriter, for numerous personal accident reinsurance contracts, including two contracts that were involved in one of the arbitrations. Due to the small number of reinsurance brokers generally, Willis Limited was one of a small number of brokers active in the market for this reinsurance during the relevant period. The Company also utilized other brokers

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.   COMMITMENTS AND CONTINGENCIES (Continued)

active in this market as sub-agents, including brokers who are parties to the legal proceedings described above, for certain contracts and may be responsible for any errors and omissions they may have made. In July 2003, one of the reinsurers received a judgment in the English High Court against certain parties, including a sub-broker the Company used to place two of the contracts involved in this trial. Although neither the Company nor any of its subsidiaries were a party to this or any other proceeding or arbitration, the Company entered into standstill agreements with certain of the principals to the reinsurance contracts tolling the statute of limitations pending the outcome of proceedings between the reinsureds and reinsurers.

Various arbitrations continue to be active and from time to time the principals request cooperation from the Company and suggest that claims may be asserted against the Company, although at this time no actions are pending against it. Recently one former client of the Company terminated its tolling agreement with the Company and indicated that litigation would be commenced against Willis Limited at the end of that period. The Company believes that any such claim will be fully covered by errors and omissions insurance. The outcome or settlement of some of these arbitrations is pending and may also lead to litigation against the Company. Claims may be made against the Company if reinsurers do not pay claims on policies issued by them. It is too early to know what amount of underwriting losses will be alleged to be attributable to an abnormal spiral or the other issues that may be raised, or what amount, if any, reinsureds or reinsurers or other intermediaries may seek to recover from the Company.

Gender Discrimination Class Action

A federal district court action was commenced against the Company in 2001 on behalf of an alleged nationwide class of present and former female officer and officer equivalent employees alleging that the Company discriminated against them on the basis of their gender and seeking injunctive relief, money damages, attorneys’ fees and costs. To date the court has denied plaintiffs’ motions to certify a nationwide class or to grant nationwide discovery, but has certified a class of female officers and officer equivalent employees based in the Northeast (New York, New Jersey and Massachusetts) offices. The Company believes that the purported class consists of approximately 200 women. The Company filed a petition for an immediate appeal of the class certification ruling which was denied. The parties participated in mediation before a court appointed mediator which has not yet brought about a settlement. The trial in this matter has been scheduled in June 2007. In March 2007, the Company’s motion to decertify the class based on new standards set by a recent Second Circuit opinion for determining whether a class should be certified was denied. A former female employee, whose motion to intervene in the class action was denied, has filed a purported class action with almost identical allegations as those contained in this suit, except seeking a class period of 1998 to the time of trial. The Company cannot predict at this time what, if any, damages might result from these actions.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.   LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2007	December 31, 2006
	(millions)
5.125% Senior notes due 2010	$250	$250
5.625% Senior notes due 2015	350	350
6.200% Senior notes due 2017	600	—
Revolving credit facility	—	200
	$1,200	$800

On March 28, 2007, the Company completed a senior notes offering of $600 million, 10 year notes priced at 6.200 percent. The net proceeds of the offering were used to repurchase common stock pursuant to the Company’s stock repurchase program and to repay the outstanding $200 million borrowings under the revolving credit facility.

6.   PENSION PLANS

The components of the net periodic benefit cost of the UK and US defined benefit plans are as follows:

	Three months ended March 31,
	UK Pension Benefits		US Pension Benefits
	2007	2006	2007	2006
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$12	$12	$5	$6
Interest cost	27	23	9	8
Expected return on plan assets	(44)	(33)	(11)	(9)
Amortization of unrecognized prior service (gain) loss	(1)	(1)	—	1
Amortization of unrecognized actuarial loss	1	3	—	—
Net periodic benefit (income) cost	$(5)	$4	$3	$6

As of March 31, 2007, the Company had contributed $37 million and $4 million of contributions to the UK and US defined benefit pension plans (2006: $33 million and $5 million), respectively. The Company expects to contribute a total of $155 million to the UK and US defined benefit pension plans for the full year 2007.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Three months ended March 31,
	2007	2006
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$10	$22
Cash payments for interest	21	18
Supplemental disclosures of non-cash flow investing and financing activities:
Issue of stock on acquisition of subsidiaries	$—	$1
Deferred payments on acquisitions of subsidiaries	—	1
Acquisitions:
Fair value of assets acquired	$—	$60
Less: liabilities assumed	—	(58)
cash acquired	—	(2)
Net assets acquired, net of cash acquired	$—	$—

8.   ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX

The components of comprehensive income are as follows:

	Three months ended March 31,
	2007	2006
	(millions)
Net income	$169	$140
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (net of tax of $nil and $nil)	3	6
Net loss on derivative instruments (net of tax of $1 million and $2 million)	(4)	(5)
Other comprehensive (loss) income (net of tax of $1 million and $2 million)	(1)	1
Comprehensive income	$168	$141

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.   ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX (Continued)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31, 2007	December 31, 2006
	(millions)
Net foreign currency translation adjustment	$2	$(1)
Net unrealized holding loss	(1)	(1)
Net pension benefits liability adjustment	(173)	—
Net minimum pension liability adjustment	—	16
Net unrealized loss on derivative instruments	(7)	(3)
	(179)	11
Net adjustment on initial application of FAS 158	—	(189)
Accumulated other comprehensive loss, net of tax	$(179)	$(178)

9.   SEGMENT INFORMATION

FAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments and related disclosures, products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

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

Effective January 1, 2007, the Company changed its internal management structure. Willis UK and Ireland, which comprises the Company’s UK and Irish retail operations and was previously managed within its Global segment, has been combined with the existing international operations to create a new International segment. The new International segment incorporates all the Company’s retail operations outside of North America.

10.   SHARE BUYBACKS

On July 26, 2006 the Board authorized a new share buyback program for $1 billion. This replaced the previous $500 million buyback program and its remaining $140 million authorization. The program is an open-ended plan to repurchase the Company’s shares from time to time in the open market or through negotiated sales with persons who are not affiliates of the Company.

During the three months ended March 31, 2007, the Company repurchased through its accelerated share repurchase program 11.5 million shares, bringing total share repurchases under the new program to date to 16.9 million shares for a total consideration of $669 million. Repurchased shares were subsequently canceled.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.   SHARE BUYBACKS (Continued)

Accelerated Share Repurchase Programs

During the three months ended March 31, 2007, the Company completed the $150 million November 2006 accelerated share repurchase program, started and completed a $50 million accelerated share repurchase program and started a $400 million accelerated share repurchase program which is expected to finish in or before November 2007.

The details of the various programs are as follows:

Start date	Finish date	No. of shares purchased	Initial price	Adjusted price on completion(1)	Fees and price adjustment(1)
November 2006	February 2007	3,786,922	$39.61	$40.63	$3.9 million
March 2007	March 2007	1,274,210	$39.26	$39.66	$0.5 million
March 2007		10,240,655	$39.06		$3.7 million

(1)             Under the terms of the programs, the shares were subject to a price adjustment based on the volume weighted average share price of Willis’ stock and dividend payments during the term of the program.

The $458 million excess of the purchase price over nominal price for the 2007 programs, together with the price adjustments in respect of the completed November 2006 and March 2007 programs, have been charged to stockholders’ equity; $409 million was charged against additional paid-in capital, which has now been fully utilized, and $49 million against retained earnings.

11.   ADDITIONAL PAID-IN CAPITAL

The following table reconciles additional paid-in capital including the effects of the accelerated share repurchase programs as described above in Note 10.

	March 31, 2007	March 31, 2006
	(millions)
Additional paid-in capital:
Beginning of period	$388	$557
Issue of common shares under employee stock compensation plans and related tax benefits	11	5
Repurchase of shares	(409)	—
Issue of common shares for acquisitions	—	1
Share-based compensation	9	3
Gains on sale of treasury stock	1	1
End of period	$—	$567

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.   RETAINED EARNINGS

The following table reconciles retained earnings including the effects of the accelerated share repurchase programs as described above in Note 10.

	March 31, 2007	March 31, 2006
	(millions)
Retained earnings:
Beginning of period	$1,250	$948
Adoption of FIN 48 adjustment (Note 2)	(4)	—
	1,246	948
Net income	169	140
Dividends	(35)	(38)
Repurchase of shares	(49)	—
End of period	$1,331	$1,050

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

On July 1, 2005, Willis North America Inc. (“Willis North America”) issued debt securities totaling $600 million under its April 2003 registration statement. On March 28, 2007, Willis North America issued further debt securities totaling $600 million under its June 2006 registration statement (Note 5). The debt securities are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Group Limited, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

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

Prior to the year ended December 31, 2006 the Company reported inter-company dividends received and paid on a net basis in the condensed consolidating statement of cash flows within the financial information for parent guarantor, other guarantor subsidiaries and non-guarantor subsidiaries. Inter-company dividends received and paid are now reported on a gross basis within the operating activities and the financing activities sections of the cash flow statement respectively. Prior year information has been adjusted to conform to this presentation.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$715	$—	$715
Investment income	—	—	5	40	(21)	24
Total revenues	—	—	5	755	(21)	739
EXPENSES
Salaries and benefits	—	—	—	(385)	8	(377)
Other operating expenses	—	2	(3)	(115)	5	(111)
Depreciation expense and amortization of intangible assets	—	—	(1)	(12)	(3)	(16)
Gain on disposal of UK head office	—	—	—	3	—	3
Total expenses	—	2	(4)	(509)	10	(501)
OPERATING INCOME	—	2	1	246	(11)	238
Investment income from Group undertakings	127	62	97	35	(321)	—
Interest expense	(1)	(48)	(18)	(41)	96	(12)
INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	126	16	80	240	(236)	226
INCOME TAXES	—	4	7	(54)	(25)	(68)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	126	20	87	186	(261)	158
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	19	—	19
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(6)	(8)
EQUITY ACCOUNT FOR SUBSIDIARIES	43	(120)	(106)	—	183	—
NET INCOME (LOSS)	$169	$(100)	$(19)	$203	$(84)	$169

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$652	$—	$652
Investment income	—	—	3	24	(8)	19
Total revenues	—	—	3	676	(8)	671
EXPENSES
Salaries and benefits	—	—	—	(348)	—	(348)
Other operating expenses	—	2	1	(121)	13	(105)
Depreciation expense and amortization of intangible assets	—	—	(1)	(10)	(3)	(14)
Total expenses	—	2	—	(479)	10	(467)
OPERATING INCOME	—	2	3	197	2	204
Investment income from Group undertakings	—	56	45	24	(125)	—
Interest expense	—	(48)	(15)	(25)	79	(9)
INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	—	10	33	196	(44)	195
INCOME TAXES	—	(5)	4	(58)	(3)	(62)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	—	5	37	138	(47)	133
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	14	—	14
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(5)	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	140	132	(36)	—	(236)	—
NET INCOME	$140	$137	$1	$150	$(288)	$140

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at March 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$2	$—	$36	$215	$—	$253
Fiduciary funds—restricted	—	—	76	1,863	—	1,939
Accounts receivable	26	2,471	4,114	12,290	(8,876)	10,025
Fixed assets	—	—	20	161	—	181
Goodwill and other intangible assets	—	—	—	251	1,400	1,651
Investments in associates	—	—	—	231	(37)	194
Deferred tax assets	—	—	11	124	(59)	76
Pension benefits asset	—	—	—	166	—	166
Other assets	—	66	—	319	(24)	361
Equity accounted subsidiaries	1,589	2,414	788	2,546	(7,337)	—
TOTAL ASSETS	$1,617	$4,951	$5,045	$18,166	$(14,933)	$14,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$431	$3,329	$3,866	$12,684	$(8,863)	$11,447
Deferred revenue and accrued expenses	1	1	1	319	(5)	317
Income taxes payable	—	80	—	80	(47)	113
Long-term debt	—	—	1,200	—	—	1,200
Liability for pension benefits	—	—	—	34	—	34
Other liabilities	38	—	65	386	49	538
Total liabilities	470	3,410	5,132	13,503	(8,866)	13,649
MINORITY INTEREST	—	—	—	5	45	50
STOCKHOLDERS’ EQUITY	1,147	1,541	(87)	4,658	(6,112)	1,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,617	$4,951	$5,045	$18,166	$(14,933)	$14,846

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$126	$45	$75	$(17)	$(149)	$80
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(5)	—	(5)
Other	—	—	(2)	(20)	—	(22)
Net cash used in investing activities	—	—	(2)	(25)	—	(27)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	(200)	—	—	(200)
Senior notes issued, net of debt issuance costs	—	—	595	—	—	595
Repurchase of shares	(457)	—	—	—	—	(457)
Amounts owed by and to Group undertakings	365	18	(478)	95	—	—
Proceeds from issue of shares	2	—	—	2	—	4
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(36)	(128)	—	(21)	149	(36)
Net cash (used in) provided by financing activities	(126)	(110)	(83)	81	149	(89)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(65)	(10)	39	—	(36)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2	65	46	175	—	288
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2	$—	$36	$215	$—	$253

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$9	$61	$(42)	$(13)	$15
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(22)	—	(22)
Other	—	—	(3)	1	—	(2)
Net cash used in investing activities	—	—	(3)	(21)	—	(24)
CASH FLOWS FROM FINANCING ACTIVITIES
Amounts owed by and to Group undertakings	37	(51)	(77)	91	—	—
Proceeds from issue of shares	1	—	—	3	—	4
Excess tax benefits from share-based payment arrangements	—	—	—	3	—	3
Dividends paid	(34)	—	—	(13)	13	(34)
Net cash provided by (used in) financing activities	4	(51)	(77)	84	13	(27)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4	(42)	(19)	21	—	(36)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	42	19	131	—	193
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5	$—	$—	$153	$—	$158

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

Presented below is condensed consolidating financial information for: i) Willis Group Holdings, which will be a guarantor, on a parent company only basis; ii) the Other Guarantors, which are all 100% owned subsidiaries of the parent; iii) the Issuer, Trinity Acquisition Limited; iv) Other, which are the non-guarantor subsidiaries, on a combined basis; v) Eliminations; and vi) Consolidated Company and subsidiaries. The equity method has been used for all investments in subsidiaries.

The entities included in the Other Guarantors column are TA I Limited, TA II Limited and TA III Limited.

Prior to the year ended December 31, 2006 the Company reported inter-company dividends received and paid on a net basis in the condensed consolidating statement of cash flows within the financial information for parent guarantor, other guarantor subsidiaries and non-guarantor subsidiaries. Inter-company dividends received and paid are now reported on a gross basis within the operating activities and the financing activities sections of the cash flow statement respectively. Prior year information has been adjusted to conform to this presentation.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$715	$—	$715
Investment income	—	—	—	45	(21)	24
Total revenues	—	—	—	760	(21)	739
EXPENSES
Salaries and benefits	—	—	—	(385)	8	(377)
Other operating expenses	—	—	—	(116)	5	(111)
Depreciation expense and amortization of intangible assets	—	—	—	(13)	(3)	(16)
Gain on disposal of UK head office	—	—	—	3	—	3
Total expenses	—	—	—	(511)	10	(501)
OPERATING INCOME	—	—	—	249	(11)	238
Investment income from Group undertakings	127	—	39	155	(321)	—
Interest expense	(1)	—	(9)	(98)	96	(12)
INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	126	—	30	306	(236)	226
INCOME TAXES	—	—	(1)	(42)	(25)	(68)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	126	—	29	264	(261)	158
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	19	—	19
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(6)	(8)
EQUITY ACCOUNT FOR SUBSIDIARIES	43	(100)	(124)	—	181	—
NET INCOME (LOSS)	$169	$(100)	$(95)	$281	$(86)	$169

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$652	$—	$652
Investment income	—	—	—	27	(8)	19
Total revenues	—	—	—	679	(8)	671
EXPENSES
Salaries and benefits	—	—	—	(348)	—	(348)
Other operating expenses	—	—	(1)	(117)	13	(105)
Depreciation expense and amortization of intangible assets	—	—	—	(11)	(3)	(14)
Total expenses	—	—	(1)	(476)	10	(467)
OPERATING (LOSS) INCOME	—	—	(1)	203	2	204
Investment income from Group undertakings	—	—	40	85	(125)	—
Interest expense	—	—	(9)	(79)	79	(9)
INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	—	—	30	209	(44)	195
INCOME TAXES	—	—	(10)	(49)	(3)	(62)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	—	—	20	160	(47)	133
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	14	—	14
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(5)	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	140	137	122	—	(399)	—
NET INCOME	$140	$137	$142	$172	$(451)	$140

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at March 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$2	$—	$—	$251	$—	$253
Fiduciary funds—restricted	—	—	—	1,939	—	1,939
Accounts receivable	26	24	1,564	17,287	(8,876)	10,025
Fixed assets	—	—	—	181	—	181
Goodwill and other intangible assets	—	—	—	251	1,400	1,651
Investments in associates	—	—	—	231	(37)	194
Deferred tax assets	—	—	—	135	(59)	76
Pension benefits asset	—	—	—	166	—	166
Other assets	—	—	—	385	(24)	361
Equity accounted subsidiaries	1,589	1,667	1,036	5,349	(9,641)	—
TOTAL ASSETS	$1,617	$1,691	$2,600	$26,175	$(17,237)	$14,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$431	$150	$792	$18,937	$(8,863)	$11,447
Deferred revenue and accrued expenses	1	—	—	321	(5)	317
Income taxes payable	—	—	40	120	(47)	113
Long-term debt	—	—	—	1,200	—	1,200
Liability for pension benefits	—	—	—	34	—	34
Other liabilities	38	—	—	451	49	538
Total liabilities	470	150	832	21,063	(8,866)	13,649
MINORITY INTEREST	—	—	—	5	45	50
STOCKHOLDERS’ EQUITY	1,147	1,541	1,768	5,107	(8,416)	1,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,617	$1,691	$2,600	$26,175	$(17,237)	$14,846

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$126	$—	$60	$43	$(149)	$80
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(5)	—	(5)
Other	—	—	—	(22)	—	(22)
Net cash used in investing activities	—	—	—	(27)	—	(27)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	—	(200)	—	(200)
Senior notes issued, net of debt issuance costs	—	—	—	595	—	595
Repurchase of shares	(457)	—	—	—	—	(457)
Amounts owed by and to Group undertakings	365	128	(60)	(433)	—	—
Proceeds from issue of shares	2	—	—	2	—	4
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(36)	(128)	—	(21)	149	(36)
Net cash used in financing activities	(126)	—	(60)	(52)	149	(89)
DECREASE IN CASH AND CASH EQUIVALENTS	—	—	—	(36)	—	(36)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2	—	—	286	—	288
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2	$—	$—	$251	$—	$253

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$—	$29	$(1)	$(13)	$15
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(22)	—	(22)
Other	—	—	—	(2)	—	(2)
Net cash used in investing activities	—	—	—	(24)	—	(24)
CASH FLOWS FROM FINANCING ACTIVITIES
Amounts owed by and to Group undertakings	37	—	(32)	(5)	—	—
Proceeds from issue of shares	1	—	—	3	—	4
Excess tax benefits from share-based payment arrangements	—	—	—	3	—	3
Dividends paid	(34)	—	—	(13)	13	(34)
Net cash provided by (used in) financing activities	4	—	(32)	(12)	13	(27)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4	—	(3)	(37)	—	(36)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	3	189	—	193
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5	$—	$—	$153	$—	$158

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Overview

The first quarter of 2007 has seen significant rate decreases across most sectors of the market in which we operate, including declines in excess of 10 percent in many property and casualty lines. Despite the softening market, we reported 6 percent organic revenue growth and a 25 percent increase in our diluted earnings per share. We continue to execute on our Shaping Our Future strategy and believe this contributed to our good first quarter performance.

Results

Net income for first quarter 2007 was $169 million, or $1.10 per diluted share, compared with $140 million, or $0.88 per diluted share, in 2006 and principally reflected the benefit of increased revenues, an improved margin and an increased contribution from our associates.

Revenues at $739 million in first quarter 2007 were $68 million, or 10 percent, higher than in 2006 of which 3 percent was attributable to foreign currency translation and 1 percent to the net impact of acquisitions and disposals. Organic revenue growth of 6 percent was attributable to net new business growth as the impact of decreasing rates was offset by other market factors.

Shaping Our Future

In first quarter 2007, we have continued to execute on the Shaping Our Future strategy that we initiated in 2006. This strategy aims to drive profitable growth over the next few years. Achievements in the quarter include:

•       the delivery of the Eclipse technology, the new end-to-end process for our London Market businesses. This was successfully implemented in Aerospace, our pilot division, at the beginning of April 2007 and will be rolled out to the other London businesses over the next two years. Eclipse will reduce our premium billing cycle from 30 days to 1 day and is expected to deliver both substantial productivity and service benefits. We also expect to see an annualized benefit of $4 million from an associated realignment of our service operations in London and Ipswich;

•       in International, the efficiency review project we initiated in 2006 has generated $2 million of net benefits in first quarter 2007;

•       the continued rollout of our first US wide technology platform, known as the Willis Client Service Platform, allowing us to reduce operational workload for our client service personnel; and

•       further progress on our client profitability program which has delivered $10 million of annualized profit improvement to date. This program is now being rolled out to our retail network.

Future outlook

For full year 2007, we expect:

•       that there will be continued organic growth in commissions and fees;

•       to see a modest improvement in our operating margin compared with full year 2006, in part reflecting the benefits of significant expenditures on initiatives in 2006 to support our Shaping Our Future strategy. In particular, we expect the 2006 expenditure on Shaping Our Future initiatives to generate a benefit, net of incremental real estate costs relating to our new US and UK head office buildings, of approximately $20 million in 2007;

•       that, given current exchange rates and the foreign exchange gains we recognized last year, there will be a small negative impact on 2007 earnings compared with 2006 due to foreign exchange; and

•       that our underlying tax rate, excluding the tax effects of the disposal of our UK head office, share-based compensation and the amortization of intangible assets, will be approximately 31 percent on the assumption that there is no change in the geographical mix of our profits.

In the longer term, we believe that we are on target to deliver breakout financial performance over the next four years. Specifically, by full year 2010, we have set financial targets of salaries and benefits as a percentage of revenues to be below 54 percent; adjusted operating margin (operating margin excluding net gains and losses on disposals and other one-time items) to be 28 percent or better; and to have industry leading organic revenue growth.

Cash and financing

Cash at March 31, 2007 was $253 million compared with $288 million as at December 31, 2006. During first quarter 2007 we used $36 million of cash for dividends.

Total long-term debt at March 31, 2007 was $1,200 million (December 31, 2006: $800 million) and total stockholders’ equity was $1,147 million (December 31, 2006: $1,454 million) giving a capitalization ratio (total long-term debt to total long-term debt and stockholders’ equity) of 51 percent at March 31, 2007 compared with 35 percent at December 31, 2006. The increase in this ratio in first quarter 2007 was principally attributable to a $600 million debt issue and share repurchases totaling $458 million.

In March 2007, we issued $600 million of 10 year senior notes at 6.20 percent. We used the proceeds of the notes to fund share buybacks in the period and to repay outstanding borrowings of $200 million under our revolving credit facility.

Under our existing $1 billion share buyback authorization, we repurchased 11.5 million shares at a cost of $458 million through accelerated share repurchase programs in first quarter 2007. As of April 1, 2007, $331 million remained outstanding under this authorization and we anticipate utilizing this by the end of 2008.

We continue to generate strong cash flows and we believe that these allow us flexibility in our capital planning. Our investment grade credit ratings were reaffirmed when we issued the $600 million of notes in the latter part of March 2007.

Reporting structure

Effective January 1, 2007, we changed our reporting structure. Our UK and Irish retail operations, Willis UK and Ireland, which were previously reported within our Global division, are now reported with our other international units as a single International segment which incorporates all our retail operations outside North America.

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

During 2004, we saw a rapid transition from a hard market, with premium rates stable or increasing, to a soft market, with premium rates falling in most markets. The soft market continued throughout 2005, although the rate of decline moderated in the latter part of the year. During 2006, the insurance market remained highly competitive and, outside of catastrophe-exposed markets, rates in most sectors continued to decline.

In first quarter 2007, the market has softened further with significant decreases in many of the market sectors in which we operate, including declines in excess of 10 percent in many property and casualty lines.

OPERATING RESULTS

Revenues

	Three months			Change attributable to:
	ended			Foreign	Acquisitions	Organic
	March 31,		%	currency	and	revenue
	2007	2006(i)	change	translation	disposals	growth(ii)
	(millions)
Global	$261	$241	8%	2%	3%	3%
North America	188	178	6%	—%	—%	6%
International	266	233	14%	6%	—%	8%
Commissions and fees	$715	$652	10%	3%	1%	6%
Investment income	24	19	26%	4%	2%	20%
Total revenues	$739	$671	10%	3%	1%	6%

(i)                   Effective January 1, 2007 we changed our management structure. Our UK and Irish retail operations, Willis UK and Ireland, which were previously within our Global division, have been combined with our other international units to create a single International segment (Q1 2006 revenue reclassification of $70 million). The new International segment incorporates all our retail operations outside North America. Our energy business previously reported in our North America division is now reported within our Global division (Q1 2006 revenue reclassification of $3 million). Our prior period revenue analysis has been adjusted to reflect our new internal reporting structure.

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

First quarter 2007 revenues at $739 million were $68 million, or 10 percent, higher than in 2006 of which 3 percent was attributable to foreign currency translation and 1 percent to net acquisitions and disposals.

Our Global and International divisions earn revenues in currencies other than the US dollar. In first quarter 2007, reported revenues in Global and International were favorably impacted by the year on year impact of foreign currency translation, in particular the stronger sterling and euro rates against the US dollar compared with first quarter 2006.

Acquisitions and disposals had a net 1 percent favorable impact on revenues in first quarter 2007 compared with 2006 which was primarily attributable to Willis Gras Savoye Re, a new venture with Gras Savoye, which commenced business in the first quarter of 2007.

Organic revenues in first quarter 2007 were 6 percent higher than in 2006 reflecting net new business growth in all our operations. There was a net negligible year on year impact from rates and other market factors as the impact of declining rates was offset by other factors, including higher commission rates, higher insured values and changes in limits or exposures.

Global:   First quarter 2007 organic revenues were 3 percent higher than in 2006 reflecting a good performance by our Global Specialties business, in particular marine, energy, Finex, niche businesses and construction. Growth in our reinsurance business was only modest reflecting challenging trading conditions.

North America:   First quarter 2007 organic revenues were 6 percent higher than in 2006 with net new business growth in most regions and businesses. In particular, we have seen good growth in many regions including New York, the South East and the West. The individual practices also performed well, with employee benefits achieving strong growth in the quarter. North America organic revenues also benefited from a small settlement relating to a book of business.

International:   First quarter 2007 organic revenues were 8 percent higher than in 2006 with Europe, Latin America and Asia all performing well.

General and administrative expenses

	Three months ended March 31,
	2007	2006
	(millions, except percentages)
Salaries and benefits	$377	$348
Other	111	105
General and administrative expenses	$488	$453
Compensation ratio or salaries and benefits as a percentage of revenues	51%	52%
Other as a percentage of revenues	15%	16%

General and administrative expenses at $488 million in first quarter 2007 were $35 million, or 8 percent, higher than in 2006 of which 2 percent was attributable to foreign currency translation and acquisitions net of disposals and 6 percent to growth in the underlying cost base.

Salaries and benefits were $377 million, or 51 percent of revenues, in first quarter 2007 compared with $348 million, or 52 percent of revenues, in 2006. The decrease in the compensation ratio (salaries and benefits as a percentage of revenues) was mainly attributable to lower charges for:

•       pensions: the first quarter 2007 pension charge was $12 million lower than in 2006 which was mainly attributable to the increased return on assets in the UK plan reflecting higher asset levels due to the significant additional contributions we made in 2006; and

•       good cost control and the benefits of our significant expenditure in 2006 on Shaping Our Future initiatives; partly offset by

•       continued hiring in targeted development areas, including energy, construction, marine, financial institutions, reinsurance analytics and employee benefits. Our past experience shows that new brokers generally take 18 to 24 months before they are profitable. The compensation ratio is therefore adversely impacted by the elapse of time between the higher salaries and recruitment costs and the benefit of the incremental revenue streams.

Net headcount on a full-time equivalent basis at March 31, 2007 was just over 13,000, broadly in line with the December 2006 year-end position, with reductions due to productivity improvements offset by hires in our targeted development areas. For the twelve months ended March 31, 2007, revenues per employee were approximately $189,000 compared with $177,000 for the twelve months ended March 31, 2006: a productivity improvement of some 7 percent.

Other expenses at $111 million were 6 percent higher than first quarter 2006 of which 1 percent was attributable to foreign currency translation.

Other expenses decreased from 16 percent of revenues in first quarter 2006 to 15 percent of revenues in first quarter 2007. Other expenses were about $7 million below our expected quarterly run rate for the remainder of 2007 as the incremental costs of our new buildings are expected to start in second quarter 2007. Other expenses include $3 million of rent on our London head office building, following its sale and leaseback in September 2006. Of the $121 million pre-tax gain on the sale of the building, $22 million was deferred and is being recognized over the expected two year life of the lease, of which $3 million was recognized in first quarter 2007.

Operating income and margin

	Three months ended March 31,
	2007	2006
	(millions, except percentages)
Revenues	$739	$671
Operating income	238	204
Operating margin or operating income as a percentage of revenues	32%	30%

Operating margin at 32 percent in first quarter 2007 was 2 percentage points higher than in 2006 despite the difficult trading environment. The improved margin was driven by the lower pension costs, the net benefits delivered by our 2006 Shaping Our Future initiatives and accretion from recent hires.

There was a negligible benefit to operating margin from foreign currency translation in first quarter 2007 as foreign exchange increased both revenues and expenses broadly proportionately. However, there was a net benefit of approximately $0.04 to earnings per diluted share from foreign currency translation as the absolute amount of the foreign exchange benefit to revenues was greater than the absolute amount of the increase in expenses.

Interest expense

Interest expense at $12 million in first quarter 2007 was $3 million, or 33 percent, higher than in 2006 reflecting the increased borrowings on our revolving credit facility. The revolving credit facility was repaid following the $600 million long-term debt issue at the end of first quarter 2007. The net increase in debt is expected to increase the quarterly run rate for interest to approximately $18 million for the rest of 2007.

Income taxes

	Three months ended March 31,
	2007	2006
	(millions, except percentages)
Income before taxes	$226	$195
Income taxes	68	62
Effective tax rate	30%	32%

The decrease in the effective tax rate in first quarter 2007 compared with first quarter 2006 was mainly due to the implementing of tax strategies and a change in the geographical mix of income.

Interest in earnings of associates, net of tax

First quarter 2007 interest in earnings of associates was $19 million compared with $14 million in 2006. This increase reflects improved profits in Gras Savoye, the benefit of our increased ownership of Gras Savoye and the benefit of foreign currency translation.

Net income and earnings per diluted share

	Three months ended March 31,
	2007	2006
	(millions, except per share data)
Net income	$169	$140
Earnings per diluted share	$1.10	$0.88
Average diluted number of shares outstanding	154	159

Net income for first quarter 2007 was $169 million, or $1.10 per diluted share, compared with $140 million, or $0.88 per diluted share in 2006 with the improvement mainly reflecting increased revenues, the improved margin and an increased contribution from associates.

In addition, foreign currency translation benefited earnings per diluted share by $0.04 and the 5 million reduction in diluted share count also contributed $0.04.

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of the Company’s financial condition or operating performance were discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant additions or changes to these assumptions in first quarter 2007.

LIQUIDITY AND CAPITAL RESOURCES

In March 2007, we issued $600 million of 10 year senior notes at 6.20 percent. We used the proceeds of the notes to fund share buybacks in the period and to repay outstanding borrowings of $200 million under our revolving credit facility.

Under our existing $1 billion share buyback authorization, we repurchased 11.5 million shares at a cost of $458 million during first quarter 2007 through accelerated share repurchase programs. As of April 1, 2007, $331 million remained outstanding under this authorization and we anticipate utilizing this by the end of 2008.

We continue to generate strong cash flows and we believe that these allow us flexibility in our capital planning. Our investment grade credit ratings were reaffirmed when we issued the $600 million of notes in the latter part of March 2007.

Operating activities

Net cash provided by operations, which excludes fiduciary cash movements, was $80 million in first quarter 2007 compared with $15 million in 2006 mainly reflecting the increased profit and lower tax payments in the quarter.

Investing activities

Total net cash used in investing activities was $27 million for first quarter 2007 compared with $24 million a year ago. Cash used for acquisitions in first quarter 2007 amounted to $5 million (net of cash acquired) and primarily relates to earnouts on prior year acquisitions.

Financing activities

Cash used in financing activities amounted to $89 million in first quarter 2007 with the $595 million proceeds, net of costs, of the March 2007 debt issue being more than offset by the $457 million repurchase of shares and the $200 million repayment on our revolving credit facility.

Cash dividends paid in first quarter 2007 were $36 million, a quarterly rate of $0.235 per share, compared with $34 million, a quarterly rate of $0.215 per share, a year ago. In February 2007, the quarterly cash dividend declared was increased by 6 percent to $0.250 per share, an annual rate of $1.00 per share. At this rate, the expected annual cost of dividends payable in 2007 will be approximately $143 million. We have funded dividends from cash generated internally by operations and expect to do so in the future.

As of March 31, 2007, we had cash and cash equivalents of $253 million, compared with $288 million at December 31, 2006, and all of our $300 million revolving credit facility remained available to draw.

Contractual obligations

Except for the following, there have been no material changes in our contractual obligations since December 31, 2006.

On March 28, 2007, we issued $600 million of 10 year senior notes at 6.20 percent. On March 29, 2007, we repaid the $200 million outstanding under our revolving credit facility with part of the proceeds from the debt issue.

Off-balance sheet transactions

Apart from commitments, guarantees and contingencies, as disclosed in Note 4 of Notes to the Condensed Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Except as disclosed below, there has been no material change with respect to market risk from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

On March 28, 2007, the Company issued $600 million of 10 year senior notes at 6.20 percent, with a fair value as at March 30, 2007, of $600 million. The proceeds of the note issue, together with cash on hand, were used to fund $457 million of share repurchases in the quarter and to repay the $200 million outstanding under the Company’s revolving credit facility.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company has introduced a new Broking system as part of the ‘Shaping our Future’ initiative. The system went live in one business unit on December 4, 2006 and will impact internal controls over financial reporting with effect from April 2, 2007. The system is intended, among other things, to enhance the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The information set forth in Note 4 of Notes to the Condensed Consolidated Financial Statements, provided in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A—Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A “Risk Factors” included in the Form 10-K for the year ended December 31, 2006.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

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

The following shares of the Company’s common stock were repurchased by the Company during the first quarter on a trade date basis:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Fees and Price Adjustments	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 1, to January 31, 2007	—	—	—	$479,076	$788,518,889
February 1, to February 28, 2007	—	—	—	$3,394,311	$785,124,578
March 1, to March 31, 2007	11,514,865	$39.08	11,514,865	$4,165,218	$330,933,876

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

None.

Item 6—Exhibits

10.1

First Amendment to the Third Amended and Restated Employment Agreement, dated as of May 25, 2004, between Willis Group Holdings Limited, Willis North America Inc., and Joseph J. Plumeri dated March 9, 2007

10.2	Form of Employment Agreement dated March 13, 2007 between Grahame Millwater and Willis Limited
10.3	Form of Employment Agreement dated March 13, 2007 between Patrick Regan and Willis Limited
31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350
32.2	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS GROUP HOLDINGS LIMITED
(Registrant)
	By:	/s/ PATRICK C. REGAN
Patrick C. Regan
Group Chief Financial Officer
Dated: May 10, 2007