Form 10-Q
period 2007-06-30
WILLIS GROUP HOLDINGS LTD
filed 2007-08-08
CIK 1140536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

As of July 31, 2007 there were outstanding 142,628,789 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

WILLIS GROUP HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(millions, except per share data)
	(unaudited)
REVENUES
Commissions and fees	$603	$572	$1,318	$1,224
Investment income	23	21	47	40
Total revenues	626	593	1,365	1,264
EXPENSES
Salaries and benefits	(360)	(351)	(737)	(699)
Other operating expenses	(114)	(108)	(225)	(213)
Depreciation expense and amortization of intangible assets	(17)	(15)	(33)	(29)
Gain on disposal of UK head office	3	—	6	—
Total expenses	(488)	(474)	(989)	(941)
OPERATING INCOME	138	119	376	323
Interest expense	(19)	(9)	(31)	(18)
INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	119	110	345	305
INCOME TAXES	(36)	(36)	(104)	(98)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	83	74	241	207
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	(4)	—	15	14
MINORITY INTEREST, NET OF TAX	(1)	(2)	(9)	(9)
NET INCOME	$78	$72	$247	$212
EARNINGS PER SHARE (Note 3)
—Basic	$0.55	$0.46	$1.68	$1.35
—Diluted	$0.54	$0.45	$1.65	$1.33
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Note 3)
—Basic	142	157	147	157
—Diluted	145	159	150	159
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.250	$0.235	$0.500	$0.470

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(millions, except share data) (unaudited)
ASSETS
Cash and cash equivalents	$142	$288
Fiduciary funds—restricted	1,790	1,772
Short-term investments	47	58
Accounts receivable, net of allowance for doubtful accounts of $34 million in 2007 and $32 million in 2006	10,289	8,756
Fixed assets, net of accumulated depreciation of $220 million in 2007 and $202 million in 2006	238	167
Goodwill and other intangible assets, net of accumulated amortization of $159 million in 2007 and $152 million in 2006	1,728	1,656
Investments in associates	184	173
Net deferred tax assets	64	72
Pension benefits asset	250	166
Other assets	287	270
TOTAL ASSETS	$15,019	$13,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,522	$10,062
Deferred revenue and accrued expenses	321	430
Income taxes payable (Note 2)	129	54
Long-term debt (Note 6)	1,200	800
Liability for pension benefits	18	34
Other liabilities	561	502
Total liabilities	13,751	11,882
COMMITMENTS AND CONTINGENCIES (Note 5)
MINORITY INTEREST	41	42
STOCKHOLDERS’ EQUITY
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 142,592,227 shares in 2007 and 153,002,802 shares in 2006	—	—
Additional paid-in capital (Note 11)	33	388
Retained earnings (Note 12)	1,373	1,250
Accumulated other comprehensive loss, net of tax (Note 8)	(174)	(178)
Treasury stock, at cost, 99,685 shares in 2007 and 165,979 shares in 2006	(5)	(6)
Total stockholders’ equity	1,227	1,454
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,019	$13,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2007	2006
	(millions) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$247	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of UK head office	(6)	—
Depreciation expense and amortization of intangible assets	33	29
Provision for doubtful accounts	2	2
Minority interest	4	5
Provision for deferred income taxes	8	6
Excess tax benefits from share-based payment arrangements	(7)	(5)
Share-based compensation	18	8
Undistributed earnings of associates	(9)	(9)
Other	(18)	(5)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	7	(195)
Accounts receivable	(1,444)	(2,401)
Accounts payable	1,358	2,594
Additional funding of UK and US pension plans	(69)	(58)
Other assets	(24)	(9)
Other liabilities	(2)	(61)
Net cash provided by operating activities	98	113
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed assets	3	1
Additions to fixed assets	(76)	(26)
Net cash proceeds from disposal of operations, net of cash disposed	—	2
Acquisitions of subsidiaries, net of cash acquired	(72)	(31)
Proceeds on sale of short-term investments	11	9
Net cash used in investing activities	(134)	(45)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(200)	—
Senior notes issued, net of debt issuance costs	595	—
Repurchase of shares	(457)	—
Proceeds from issue of shares	11	7
Excess tax benefits from share-based payment arrangements	7	5
Dividends paid	(71)	(71)
Net cash used in financing activities	(115)	(59)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(151)	9
Effect of exchange rate changes on cash and cash equivalents	5	8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	288	193
CASH AND CASH EQUIVALENTS, END OF PERIOD	$142	$210

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

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the six month period ended June 30, 2007 may not necessarily be indicative of the operating results for the entire fiscal year.

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

The following table illustrates the incremental effect of applying FIN 48 on individual line items on the condensed consolidated balance sheet as of June 30, 2007.

	June 30, 2007
	Before application of FIN 48	Effect of FIN 48 application	After Application of FIN 48
	(millions)
Income taxes payable	$125	$4	$129
Total liabilities	13,747	4	13,751
Retained earnings	1,377	(4)	1,373
Total stockholders’ equity	1,231	(4)	1,227
Total liabilities and stockholders’ equity	$15,019	$—	$15,019

3.   EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company. At June 30, 2007, time-based and performance-based options to purchase 14.6 million and 0.3 million (2006: 16.2 million and 0.8 million) shares, respectively, and 1.6 million (2006: 0.8 million) restricted stock units, were outstanding.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.   EARNINGS PER SHARE (Continued)

Basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(millions, except per share data)
Net income	$78	$72	$247	$212
Basic weighted average number of shares outstanding	142	157	147	157
Dilutive weighted effect of potentially issuable shares	3	2	3	2
Diluted weighted average number of shares outstanding	145	159	150	159
Basic earnings per share	$0.55	$0.46	$1.68	$1.35
Dilutive weighted effect of potentially issuable shares	(0.01)	(0.01)	(0.03)	(0.02)
Diluted earnings per share	$0.54	$0.45	$1.65	$1.33

Options to purchase 1.4 million shares were not included in the computation of the dilutive effect of stock options for the three and six month periods ended June 30, 2007 because the effect was antidilutive (2006: 12.7 million shares).

4.   PENSION PLANS

The components of the net periodic benefit cost of the UK and US defined benefit plans are as follows:

	Three months ended June 30,		Six months ended June 30,
UK pension benefits	2007	2006	2007	2006
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$11	$13	$23	$25
Interest cost	28	24	55	47
Expected return on plan assets	(45)	(36)	(89)	(69)
Amortization of unrecognized prior service gain	—	(1)	(1)	(2)
Amortization of unrecognized actuarial loss	1	4	2	7
Net periodic benefit (income) cost	$(5)	$4	$(10)	$8

	Three months ended June 30,		Six months ended June 30,
US pension benefits	2007	2006	2007	2006
	(millions)
Components of net periodic benefit cost:
Service cost	$6	$4	$11	$10
Interest cost	9	8	18	16
Expected return on plan assets	(11)	(11)	(22)	(20)
Amortization of unrecognized prior service gain	(1)	(1)	(1)	—
Net periodic benefit cost	$3	$—	$6	$6

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.   PENSION PLANS (Continued)

As of June 30, 2007, the Company had contributed $74 million and $23 million of contributions to the UK and US defined benefit pension plans (2006: $67 million and $9 million), respectively. The Company expects to contribute a total of $165 million to the UK and US defined benefit pension plans for the full year 2007.

5.   COMMITMENTS AND CONTINGENCIES

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
(Unaudited)

5.   COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company’s operations in nine European countries have received questionnaires from either the European Commission pursuant to its Sector Inquiry or, in respect of Norway, the European Free Trade Association Surveillance Authority, related to insurance business practices, including compensation arrangements for brokers. At least 150 other European brokers received similar questionnaires. The Company responded to the European Commission questionnaires and has filed the European Free Trade Association Surveillance Authority for two of its Norwegian entities. The European Commission reported on an interim basis on January 24, 2007. The Interim Report included preliminary findings of potential conflicts of interest relating to remuneration by assuming a dual role for clients and insurers. The Company has responded to the Interim Report and the European Commission anticipates publishing a final report in 2007. Further questionnaires have been received and responded to relating to reinsurance and co-insurance. The Company continues to cooperate with both the European Commission and the European Free Trade Association Surveillance Authority.

Since August 2004, various plaintiffs have filed purported class actions in the United States District Court for the Southern District of New York, the Northern District of Illinois, the Northern District of California, the New Jersey District court, and the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, under a variety of legal theories, including state tort, contract, fiduciary duty and statutory theories, and federal antitrust and RICO theories. Other than a federal suit in Illinois that was voluntarily dismissed by the plaintiff in May 2005, all of the federal actions have been consolidated into two actions in federal court in New Jersey. One of the consolidated actions addresses employee benefits, while the other consolidated action addresses all other lines of insurance. In addition to the two federal actions, the Company was also named as a defendant in a purported class action in the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division. Both the consolidated federal actions and the Florida state action name various insurance carriers and insurance brokerage firms, including the Company, as defendants. The complaints seek monetary damages and equitable relief and make allegations regarding the practices and conduct that has been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers have breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and entered into other improper activities. The complaints also allege the existence of a conspiracy among the insurance carriers and brokers and the federal court complaints allege violations of the federal RICO statute. In April 2007, the Judge in the two consolidated federal actions dismissed the antitrust and RICO claims based on a failure to state viable claims. Plaintiffs have filed amended pleadings and defendants have renewed their motion to dismiss. The Company disputes these allegations and intends to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.   COMMITMENTS AND CONTINGENCIES (Continued)

Sovereign/WFUM

Sovereign, a wholly owned subsidiary, operated as an insurance company in the United Kingdom and from 1972 Sovereign’s underwriting activities were managed by another wholly owned subsidiary, Willis Faber (Underwriting Management) Limited, or WFUM. WFUM also provided underwriting agency and other services to third-party insurance companies, which are referred to as the stamp companies. As part of its services as agent, WFUM underwrote insurance and reinsurance business on behalf of Sovereign and the stamp companies and arranged reinsurance on their behalf. In 1991, Sovereign and the stamp companies ceased underwriting new business. Sovereign entered provisional liquidation in 1997.

In 2004, the solvent stamp companies entered into a settlement agreement whereby Willis Group Limited and all its subsidiaries received certain immediate releases and other releases staged in return for certain staged payments. The final staged payment was made on May 11, 2007 and consequently, Willis and its subsidiaries were released from further potential liabilities to the solvent stamp companies arising out of WFUM’s agency role.

On January 5, 2000, a scheme of arrangement proposed by Sovereign to its creditors became effective. The stated purpose of the scheme of arrangement is to resolve Sovereign’s liabilities and provide that Sovereign’s business is run off in as orderly a manner as possible. The scheme administrators have announced payments to creditors at a payment percentage of 40 percent payable out of Sovereign’s assets. Since entering provisional liquidation, Sovereign has been managed by KPMG on behalf of the creditors and Sovereign’s assets are therefore separate and distinct from the Company’s, and any payment from Sovereign will have no effect on the Company’s results of operations, financial condition or liquidity.

Sovereign in common with all the solvent stamp companies has commenced the process of attempting to enter into final cut-off schemes of arrangements with their creditors. The courts are entitled to refuse to sanction schemes on the grounds of unfairness, either generally or to certain classes of creditor. Initial applications have been made to the English Court and votes took place at creditors’ meetings on October 27, 2006. Sufficient voters (by number and by value) have approved the scheme proposals and further applications have been made to the English and US Courts for the schemes to be sanctioned. Hearings are anticipated in the UK in September 2007 and these are being opposed by some creditors.

Sovereign has expressed concern about the enforceability of certain reinsurance put in place by WFUM on behalf of Sovereign. The failure of Sovereign to collect reinsurance following any adverse arbitration awards would increase the likelihood of Sovereign pursuing potential claims, including shortfalls in reinsurance recoveries, against WFUM. Sovereign has reserved its rights generally in respect of such potential claims, and WFUM, Willis Group and certain brokerage subsidiaries have entered into standstill agreements with Sovereign which preserve its rights with respect to its potential claims. The Company believes that any such claim will be covered by errors and omissions insurance.

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
(Unaudited)

5.   COMMITMENTS AND CONTINGENCIES (Continued)

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

The reinsurers concerned have taken the position that, despite their decisions to underwrite risks or a group of risks, they are no longer bound by their reinsurance contracts. As a result, they have stopped settling claims and are seeking to recover claims already paid. The Company also understands that there have been at least two arbitration awards in relation to a spiral, among other things, in which the reinsurer successfully argued that it was no longer bound by parts of its reinsurance program. Willis Limited, the Company’s principal insurance brokerage subsidiary in the United Kingdom, acted as the reinsurance broker or otherwise as intermediary, but not as an underwriter, for numerous personal accident reinsurance contracts, including two contracts that were involved in one of the arbitrations. Due to the small number of reinsurance brokers generally, Willis Limited was one of a small number of brokers active in the market for this reinsurance during the relevant period. The Company also utilized other brokers active in this market as sub-agents, including brokers who are parties to the legal proceedings described above, for certain contracts and may be responsible for any errors and omissions they may have made. In July 2003, one of the reinsurers received a judgment in the English High Court against certain parties, including a sub-broker the Company used to place two of the contracts involved in this trial. Although neither the Company nor any of its subsidiaries were a party to this or any other proceeding or arbitration, the Company entered into standstill agreements with certain of the principals to the reinsurance contracts tolling the statute of limitations pending the outcome of proceedings between the reinsureds and reinsurers.

Various arbitrations continue to be active and from time to time the principals request cooperation from the Company and suggest that claims may be asserted against the Company, although at this time no actions are pending against it. Recently one former client of the Company terminated its tolling agreement with the Company and indicated it would commence litigation in London against Willis Limited. The Company anticipates such proceedings could be commenced shortly. The Company believes that any such claim will be fully covered by errors and omissions insurance. The outcome or settlement of some of these arbitrations is pending and may also lead to litigation against the Company. Claims may be made against the Company if reinsurers do not pay claims on policies issued by them. It is too early to know what amount of underwriting losses will be alleged to be attributable to an abnormal spiral or the other issues that may be raised, or what amount, if any, reinsureds or reinsurers or other intermediaries may seek to recover from the Company.

Gender Discrimination Class Action

A federal district court action was commenced against the Company in 2001 on behalf of an alleged nationwide class of present and former female officer and officer equivalent employees alleging that the Company discriminated against them on the basis of their gender and seeking injunctive relief, money damages, attorneys’ fees and costs. To date the court has denied plaintiffs’ motions to certify a nationwide class or to grant nationwide discovery, but has certified a class of female officers and officer equivalent

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.   COMMITMENTS AND CONTINGENCIES (Continued)

employees based in the Northeast (New York, New Jersey and Massachusetts) offices. The class consists of approximately 200 women. In June 2007 the parties reached a settlement in principle on the class claims and with the two remaining named plaintiffs on their individual claims for an amount that will not have a material adverse effect on our results of operations. The parties must agree on the terms of the written settlement agreement including the terms of the injunctive relief that the Company will agree to provide under the settlement. A former female employee, whose motion to intervene in the class action was denied, has filed a purported class action with almost identical allegations as those contained in this suit, except seeking a class period of 1998 to the time of trial. The Company cannot predict at this time what, if any, damages might result from this action.

6.   LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2007	December 31, 2006
	(millions)
5.125% Senior notes due 2010	$250	$250
5.625% Senior notes due 2015	350	350
6.200% Senior notes due 2017	600	—
Revolving credit facility	—	200
	$1,200	$800

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Six months ended June 30,
	2007	2006
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$17	$34
Cash payments for interest	21	18
Supplemental disclosures of non-cash flow investing and financing activities:
Liabilities accrued for additions to fixed assets	$19	$—
Issue of stock on acquisition of subsidiaries	$15	$1
Deferred payments on acquisitions of subsidiaries	1	1
Acquisitions:
Fair value of assets acquired	$10	$61
Less: liabilities assumed	(1)	(58)
cash acquired	—	(2)
Net assets acquired, net of cash acquired	$9	$1

8.   ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX

The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(millions)
Net income	$78	$72	$247	$212
Other comprehensive income, net of tax:
Foreign currency translation adjustment (net of tax of $nil, $nil, $nil and $nil)	11	20	14	26
Unrealized holding loss (net of tax of $nil, $nil, $nil and $nil)	—	(1)	—	(1)
Net (loss) gain on derivative instruments (net of tax of $3 million, $(1) million, $4 million and $1 million)	(6)	2	(10)	(3)
Other comprehensive income (net of tax of $3 million, $(1) million, $4 million and $1 million)	5	21	4	22
Comprehensive income	$83	$93	$251	$234

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.   ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX (Continued)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30, 2007	December 31, 2006
	(millions)
Net foreign currency translation adjustment	$13	$(1)
Net unrealized holding loss	(1)	(1)
Net pension benefits liability adjustment	(173)	—
Net minimum pension liability adjustment	—	16
Net unrealized loss on derivative instruments	(13)	(3)
	(174)	11
Net adjustment on initial application of FAS 158	—	(189)
Accumulated other comprehensive loss, net of tax	$(174)	$(178)

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

During the six months ended June 30, 2007, the Company repurchased through its accelerated share repurchase program 11.5 million shares, bringing total share repurchases under the new program to date to 16.9 million shares for a total consideration of $669 million. Repurchased shares were subsequently canceled.

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.   SHARE BUYBACKS (Continued)

Accelerated Share Repurchase Programs

During the six months ended June 30, 2007, the Company completed the $150 million November 2006 accelerated share repurchase program, started and completed a $50 million accelerated share repurchase program and started a $400 million accelerated share repurchase program which is expected to finish in or before November 2007.

The details of the various programs are as follows:

Start date	Finish date	No. of shares purchased	Initial price	Adjusted price on completion (1)	Fees and price adjustment (1)
November 2006	February 2007	3,786,922	$ 39.61	$ 40.63	$ 3.9 million
March 2007	March 2007	1,274,210	$ 39.26	$ 39.66	$ 0.5 million
March 2007		10,240,655	$ 39.06		$ 3.7 million

(1)           Under the terms of the programs, the shares were subject to a price adjustment based on the volume weighted average share price of Willis’ stock and dividend payments during the term of the program.

The $458 million excess of the purchase price over nominal price for the 2007 programs, together with the price adjustments in respect of the completed November 2006 and March 2007 programs, have been charged to stockholders’ equity; $409 million was charged against additional paid-in capital and $49 million against retained earnings.

11.   ADDITIONAL PAID-IN CAPITAL

The following table reconciles additional paid-in capital including the effects of the accelerated share repurchase programs as described above in Note 10.

	June 30, 2007	June 30, 2006
	(millions)
Additional paid-in capital:
Beginning of period, January 1	$ 388	$ 557
Issue of common shares under employee stock compensation plans and related tax benefits	20	8
Repurchase of shares	(409)	—
Issue of common shares for acquisitions	15	1
Share-based compensation	18	8
Gains on sale of treasury stock	1	2
End of period	$ 33	$ 576

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.   RETAINED EARNINGS

The following table reconciles retained earnings including the effects of the accelerated share repurchase programs as described above in Note 10.

	June 30, 2007	June 30, 2006
	(millions)
Retained earnings:
Beginning of period, January 1	$ 1,250	$ 948
Adoption of FIN 48 adjustment (Note 2)	(4)	—
	1,246	948
Net income	247	212
Dividends	(71)	(74)
Repurchase of shares	(49)	—
End of period	$ 1,373	$ 1,086

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

On July 1, 2005, Willis North America Inc. (“Willis North America”) issued debt securities totaling $600 million under its April 2003 registration statement. On March 28, 2007, Willis North America issued further debt securities totaling $600 million under its June 2006 registration statement (Note 6). The debt securities are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Group Limited, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$ —	$ —	$ —	$ 603	$ —	$ 603
Investment income	—	—	5	44	(26)	23
Total revenues	—	—	5	647	(26)	626
EXPENSES
Salaries and benefits	—	—	—	(360)	—	(360)
Other operating expenses	—	10	(3)	(129)	8	(114)
Depreciation expense and amortization of intangible assets	—	—	(2)	(11)	(4)	(17)
Gain on disposal of UK head office	—	—	—	3	—	3
Total expenses	—	10	(5)	(497)	4	(488)
OPERATING INCOME	—	10	—	150	(22)	138
Investment income from Group undertakings	—	56	6	30	(92)	—
Interest expense	(4)	(51)	(26)	(42)	104	(19)
(LOSS) INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(4)	15	(20)	138	(10)	119
INCOME TAXES	—	(10)	8	(40)	6	(36)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(4)	5	(12)	98	(4)	83
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	(4)	—	(4)
MINORITY INTEREST, NET OF TAX	—	—	—	—	(1)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	82	(129)	(20)	—	67	—
NET INCOME (LOSS)	$ 78	$ (124)	$ (32)	$ 94	$ 62	$ 78

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$572	$—	$572
Investment income	—	—	4	28	(11)	21
Total revenues	—	—	4	600	(11)	593
EXPENSES
Salaries and benefits	—	—	—	(358)	7	(351)
Other operating expenses	(1)	18	(1)	(148)	24	(108)
Depreciation expense and amortization of intangible assets	—	—	(1)	(11)	(3)	(15)
Total expenses	(1)	18	(2)	(517)	28	(474)
OPERATING (LOSS) INCOME	(1)	18	2	83	17	119
Investment income from Group undertakings	—	53	—	42	(95)	—
Interest expense	—	(49)	(15)	(24)	79	(9)
(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(1)	22	(13)	101	1	110
INCOME TAXES	—	(11)	6	(26)	(5)	(36)
(LOSS) INCOME BEFORE MINORITY INTEREST	(1)	11	(7)	75	(4)	74
MINORITY INTEREST, NET OF TAX	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	73	52	(1)	—	(124)	—
NET INCOME (LOSS)	$72	$63	$(8)	$75	$(130)	$72

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,318	$—	$1,318
Investment income	—	—	10	84	(47)	47
Total revenues	—	—	10	1,402	(47)	1,365
EXPENSES
Salaries and benefits	—	—	—	(745)	8	(737)
Other operating expenses	—	12	(6)	(244)	13	(225)
Depreciation expense and amortization of intangible assets	—	—	(3)	(23)	(7)	(33)
Gain on disposal of UK head office	—	—	—	6	—	6
Total expenses	—	12	(9)	(1,006)	14	(989)
OPERATING INCOME	—	12	1	396	(33)	376
Investment income from Group undertakings	127	118	103	65	(413)	—
Interest expense	(5)	(99)	(44)	(83)	200	(31)
INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	122	31	60	378	(246)	345
INCOME TAXES	—	(6)	15	(94)	(19)	(104)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	122	25	75	284	(265)	241
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	15	—	15
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(7)	(9)
EQUITY ACCOUNT FOR SUBSIDIARIES	125	(249)	(126)	—	250	—
NET INCOME (LOSS)	$247	$(224)	$(51)	$297	$(22)	$247

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,224	$—	$1,224
Investment income	—	—	7	52	(19)	40
Total revenues	—	—	7	1,276	(19)	1,264
EXPENSES
Salaries and benefits	—	—	—	(706)	7	(699)
Other operating expenses	(1)	20	—	(269)	37	(213)
Depreciation expense and amortization of intangible assets	—	—	(2)	(21)	(6)	(29)
Total expenses	(1)	20	(2)	(996)	38	(941)
OPERATING (LOSS) INCOME	(1)	20	5	280	19	323
Investment income from Group undertakings	—	109	45	66	(220)	—
Interest expense	—	(97)	(30)	(49)	158	(18)
(LOSS) INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(1)	32	20	297	(43)	305
INCOME TAXES	—	(16)	10	(84)	(8)	(98)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(1)	16	30	213	(51)	207
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	14	—	14
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(7)	(9)
EQUITY ACCOUNT FOR SUBSIDIARIES	213	184	(37)	—	(360)	—
NET INCOME (LOSS)	$212	$200	$(7)	$225	$(418)	$212

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at June 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$25	$116	$—	$142
Fiduciary funds—restricted	—	—	60	1,730	—	1,790
Accounts receivable	25	2,515	4,164	12,070	(8,485)	10,289
Fixed assets	—	—	22	216	—	238
Goodwill and other intangible assets	—	—	—	276	1,452	1,728
Investments in associates	—	—	—	223	(39)	184
Net deferred tax assets	—	—	25	98	(59)	64
Pension benefits asset	—	—	—	250	—	250
Other assets	—	79	2	236	17	334
Equity accounted subsidiaries	1,735	2,347	807	2,587	(7,476)	—
TOTAL ASSETS	$1,761	$4,941	$5,105	$17,802	$(14,590)	$15,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$495	$3,306	$3,877	$12,313	$(8,469)	$11,522
Deferred revenue and accrued expenses	1	1	5	324	(10)	321
Income taxes payable	—	104	6	21	(2)	129
Long-term debt	—	—	1,200	—	—	1,200
Liability for pension benefits	—	—	—	18	—	18
Other liabilities	38	—	96	379	48	561
Total liabilities	534	3,411	5,184	13,055	(8,433)	13,751
MINORITY INTEREST	—	—	—	3	38	41
STOCKHOLDERS’ EQUITY	1,227	1,530	(79)	4,744	(6,195)	1,227
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,761	$4,941	$5,105	$17,802	$(14,590)	$15,019

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$2	$65	$46	$175	$—	$288
Fiduciary funds—restricted	—	—	72	1,700	—	1,772
Accounts receivable	15	2,534	4,056	10,529	(8,378)	8,756
Fixed assets	—	—	20	147	—	167
Goodwill and other intangible assets	—	—	—	258	1,398	1,656
Investments in associates	—	—	—	209	(36)	173
Net deferred tax assets	—	—	5	126	(59)	72
Pension benefits asset	—	—	—	166	—	166
Other assets	—	54	1	393	(120)	328
Equity accounted subsidiaries	1,543	2,275	864	2,534	(7,216)	—
TOTAL ASSETS	$1,560	$4,928	$5,064	$16,237	$(14,411)	$13,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$68	$3,295	$4,286	$10,778	$(8,365)	$10,062
Deferred revenue and accrued expenses	—	1	2	419	8	430
Income taxes payable	—	132	1	27	(106)	54
Long-term debt	—	—	800	—	—	800
Liability for pension benefits	—	—	—	34	—	34
Other liabilities	38	—	52	390	22	502
Total liabilities	106	3,428	5,141	11,648	(8,441)	11,882
MINORITY INTEREST	—	—	—	2	40	42
STOCKHOLDERS’ EQUITY	1,454	1,500	(77)	4,587	(6,010)	1,454
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,560	$4,928	$5,064	$16,237	$(14,411)	$13,378

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR
SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$122	$64	$107	$(28)	$(167)	$98
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	—	—	(6)	(70)	—	(76)
Acquisitions of subsidiaries, net of cash acquired	(33)	—	—	(39)	—	(72)
Other	—	—	—	14	—	14
Net cash used in investing activities	(33)	—	(6)	(95)	—	(134)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	—	—	(200)	—	—	(200)
Senior notes issued, net of debt issuance costs	—	—	595	—	—	595
Repurchase of shares	(457)	—	—	—	—	(457)
Amounts owed by and to Group undertakings	429	(1)	(517)	89	—	—
Proceeds from issue of shares	9	—	—	2	—	11
Excess tax benefits from share-based payment arrangements	—	—	—	7	—	7
Dividends paid	(71)	(128)	—	(39)	167	(71)
Net cash (used in) provided by financing activities	(90)	(129)	(122)	59	167	(115)
DECREASE IN CASH AND CASH EQUIVALENTS	(1)	(65)	(21)	(64)	—	(151)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5	—	5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2	65	46	175	—	288
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$25	$116	$—	$142

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1)	$32	$(28)	$150	$(40)	$113
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	—	—	(5)	(21)	—	(26)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(31)	—	(31)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	2	—	2
Other	—	—	—	10	—	10
Net cash used in investing activities	—	—	(5)	(40)	—	(45)
CASH FLOWS FROM FINANCING ACTIVITIES
Amounts owed by and to Group undertakings	70	(74)	65	(61)	—	—
Proceeds from issue of shares	2	—	—	5	—	7
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(71)	—	—	(40)	40	(71)
Net cash provided by (used in) financing activities	1	(74)	65	(91)	40	(59)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(42)	32	19	—	9
Effect of exchange rate changes on cash and cash equivalents	—	—	—	8	—	8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	42	19	131	—	193
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$51	$158	$—	$210

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

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$603	$—	$603
Investment income	—	—	—	49	(26)	23
Total revenues	—	—	—	652	(26)	626
EXPENSES
Salaries and benefits	—	—	—	(360)	—	(360)
Other operating expenses	—	—	(2)	(120)	8	(114)
Depreciation expense and amortization of intangible assets	—	—	—	(13)	(4)	(17)
Gain on disposal of UK head office	—	—	—	3	—	3
Total expenses	—	—	(2)	(490)	4	(488)
OPERATING (LOSS) INCOME	—	—	(2)	162	(22)	138
Investment income from Group undertakings	—	1	41	50	(92)	—
Interest expense	(4)	(2)	(8)	(109)	104	(19)
(LOSS) INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(4)	(1)	31	103	(10)	119
INCOME TAXES	—	—	(16)	(26)	6	(36)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(4)	(1)	15	77	(4)	83
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	(4)	—	(4)
MINORITY INTEREST, NET OF TAX	—	—	—	—	(1)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	82	(123)	(133)	—	174	—
NET INCOME (LOSS)	$78	$(124)	$(118)	$73	$169	$78

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$572	$—	$572
Investment income	—	—	—	32	(11)	21
Total revenues	—	—	—	604	(11)	593
EXPENSES
Salaries and benefits	—	—	—	(358)	7	(351)
Other operating expenses	(1)	—	(2)	(129)	24	(108)
Depreciation expense and amortization of intangible assets	—	—	—	(12)	(3)	(15)
Total expenses	(1)	—	(2)	(499)	28	(474)
OPERATING (LOSS) INCOME	(1)	—	(2)	105	17	119
Investment income from Group undertakings	—	—	39	56	(95)	—
Interest expense	—	—	(8)	(80)	79	(9)
(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(1)	—	29	81	1	110
INCOME TAXES	—	—	(14)	(17)	(5)	(36)
(LOSS) INCOME BEFORE MINORITY INTEREST	(1)	—	15	64	(4)	74
MINORITY INTEREST, NET OF TAX	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	73	63	52	—	(188)	—
NET INCOME	$72	$63	$67	$64	$(194)	$72

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,318	$—	$1,318
Investment income	—	—	—	94	(47)	47
Total revenues	—	—	—	1,412	(47)	1,365
EXPENSES
Salaries and benefits	—	—	—	(745)	8	(737)
Other operating expenses	—	—	(2)	(236)	13	(225)
Depreciation expense and amortization of intangible assets	—	—	—	(26)	(7)	(33)
Gain on disposal of UK head office	—	—	—	6	—	6
Total expenses	—	—	(2)	(1,001)	14	(989)
OPERATING (LOSS) INCOME	—	—	(2)	411	(33)	376
Investment income from Group undertakings	127	1	80	205	(413)	—
Interest expense	(5)	(2)	(17)	(207)	200	(31)
INCOME (LOSS) BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	122	(1)	61	409	(246)	345
INCOME TAXES	—	—	(17)	(68)	(19)	(104)
INCOME (LOSS) BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	122	(1)	44	341	(265)	241
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	15	—	15
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(7)	(9)
EQUITY ACCOUNT FOR SUBSIDIARIES	125	(223)	(257)	—	355	—
NET INCOME (LOSS)	$247	$(224)	$(213)	$354	$83	$247

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,224	$—	$1,224
Investment income	—	—	—	59	(19)	40
Total revenues	—	—	—	1,283	(19)	1,264
EXPENSES
Salaries and benefits	—	—	—	(706)	7	(699)
Other operating expenses	(1)	—	(3)	(246)	37	(213)
Depreciation expense and amortization of intangible assets	—	—	—	(23)	(6)	(29)
Total expenses	(1)	—	(3)	(975)	38	(941)
OPERATING (LOSS) INCOME	(1)	—	(3)	308	19	323
Investment income from Group undertakings	—	—	79	141	(220)	—
Interest expense	—	—	(17)	(159)	158	(18)
(LOSS) INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(1)	—	59	290	(43)	305
INCOME TAXES	—	—	(24)	(66)	(8)	(98)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(1)	—	35	224	(51)	207
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	14	—	14
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(7)	(9)
EQUITY ACCOUNT FOR SUBSIDIARIES	213	200	174	—	(587)	—
NET INCOME	$212	$200	$209	$236	$(645)	$212

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at June 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$—	$141	$—	$142
Fiduciary funds—restricted	—	—	—	1,790	—	1,790
Accounts receivable	25	25	1,604	17,120	(8,485)	10,289
Fixed assets	—	—	—	238	—	238
Goodwill and other intangible assets	—	—	—	276	1,452	1,728
Investments in associates	—	—	—	223	(39)	184
Net deferred tax assets	—	—	—	123	(59)	64
Pension benefits asset	—	—	—	250	—	250
Other assets	—	1	—	316	17	334
Equity accounted subsidiaries	1,735	1,656	1,063	5,392	(9,846)	—
TOTAL ASSETS	$1,761	$1,682	$2,667	$25,869	$(16,960)	$15,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$495	$152	$750	$18,594	$(8,469)	$11,522
Deferred revenue and accrued expenses	1	—	—	330	(10)	321
Income taxes payable	—	—	55	76	(2)	129
Long-term debt	—	—	—	1,200	—	1,200
Liability for pension benefits	—	—	—	18	—	18
Other liabilities	38	—	—	475	48	561
Total liabilities	534	152	805	20,693	(8,433)	13,751
MINORITY INTEREST	—	—	—	3	38	41
STOCKHOLDERS’ EQUITY	1,227	1,530	1,862	5,173	(8,565)	1,227
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,761	$1,682	$2,667	$25,869	$(16,960)	$15,019

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$2	$—	$—	$286	$—	$288
Fiduciary funds—restricted	—	—	—	1,772	—	1,772
Accounts receivable	15	24	1,576	15,519	(8,378)	8,756
Fixed assets	—	—	—	167	—	167
Goodwill and other intangible assets	—	—	—	258	1,398	1,656
Investments in associates	—	—	—	209	(36)	173
Net deferred tax assets	—	—	—	131	(59)	72
Pension benefits asset	—	—	—	166	—	166
Other assets	—	—	—	448	(120)	328
Equity accounted subsidiaries	1,543	1,498	897	5,337	(9,275)	—
TOTAL ASSETS	$1,560	$1,522	$2,473	$24,293	$(16,470)	$13,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$68	$22	$782	$17,555	$(8,365)	$10,062
Deferred revenue and accrued expenses	—	—	—	422	8	430
Income taxes payable	—	—	99	61	(106)	54
Long-term debt	—	—	—	800	—	800
Liability for pension benefits	—	—	—	34	—	34
Other liabilities	38	—	—	442	22	502
Total liabilities	106	22	881	19,314	(8,441)	11,882
MINORITY INTEREST	—	—	—	2	40	42
STOCKHOLDERS’ EQUITY	1,454	1,500	1,592	4,977	(8,069)	1,454
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,560	$1,522	$2,473	$24,293	$(16,470)	$13,378

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$122	$(1)	$91	$53	$(167)	$98
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	—	—	—	(76)	—	(76)
Acquisitions of subsidiaries, net of cash acquired	(33)	—	—	(39)	—	(72)
Other	—	—	—	14	—	14
Net cash used in investing activities	(33)	—	—	(101)	—	(134)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	—	—	—	(200)	—	(200)
Senior notes issued, net of debt issuance costs	—	—	—	595	—	595
Repurchase of shares	(457)	—	—	—	—	(457)
Amounts owed by and to Group undertakings	429	129	(91)	(467)	—	—
Proceeds from issue of shares	9	—	—	2	—	11
Excess tax benefits from share-based payment arrangements	—	—	—	7	—	7
Dividends paid	(71)	(128)	—	(39)	167	(71)
Net cash (used in) provided by financing activities	(90)	1	(91)	(102)	167	(115)
DECREASE IN CASH AND CASH EQUIVALENTS	(1)	—	—	(150)	—	(151)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5	—	5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2	—	—	286	—	288
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$—	$141	$—	$142

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1)	$—	$58	$96	$(40)	$113
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	—	—	—	(26)	—	(26)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(31)	—	(31)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	2	—	2
Other	—	—	—	10	—	10
Net cash used in investing activities	—	—	—	(45)	—	(45)
CASH FLOWS FROM FINANCING ACTIVITIES
Amounts owed by and to Group undertakings	70	—	(61)	(9)	—	—
Proceeds from issue of shares	2	—	—	5	—	7
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(71)	—	—	(40)	40	(71)
Net cash provided by (used in) financing activities	1	—	(61)	(39)	40	(59)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	—	(3)	12	—	9
Effect of exchange rate changes on cash and cash equivalents	—	—	—	8	—	8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	3	189	—	193
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$—	$209	$—	$210

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

Overview

The difficult market conditions in first quarter 2007 have continued into the second quarter with further significant rate decreases across most sectors of the market in which we operate, including declines of 10 to 20 percent in many territories and in excess of 20 percent in some of our specialist businesses.

Despite the difficult trading conditions, we reported 4 percent organic revenue growth and a 20 percent increase in our diluted earnings per share for second quarter 2007, and 5 percent organic revenue growth and a 24 percent increase in our diluted earnings per share for first half 2007. We continue to execute on our Shaping Our Future strategy and this contributed to our good first half performance.

Results for second quarter 2007

Net income for second quarter 2007 was $78 million, or $0.54 per diluted share, compared with $72 million, or $0.45 per diluted share, in 2006 and principally reflected the benefit of increased revenues and an improved margin partly offset by increased interest expense.

Total revenues at $626 million for second quarter 2007 were $33 million, or 6 percent, higher than in 2006 mainly reflecting good net new business in our International and North America operations.

Operating margin for second quarter 2007 was 22 percent compared with 20 percent in second quarter 2006. The margin improvement was attributable to our North America and International operations partly offset by declines in Global’s reinsurance and specialty divisions. The 2007 margin also benefited from lower pension costs. Foreign currency translation had a negative year on year impact on margin.

Results for the six months ended June 30, 2007

Net income for the six months ended June 30, 2007 was $247 million, or $1.65 per diluted share, compared with $212 million, or $1.33 per diluted share, in 2006. Total revenues at $1,365 million were $101 million, or 8 percent, higher than in 2006 of which 6 percent was attributable to net new business largely arising in our International and North America operations.

Operating margin for the six months ended June 30, 2007 was 28 percent compared with 26 percent in 2006. The increase in margin was mainly attributable to the benefit of our Shaping Our Future initiatives and lower pension costs.

Shaping Our Future

In first half 2007, we have continued to execute on the Shaping Our Future strategy that we initiated in 2006. This strategy aims to drive profitable growth over the next few years. Achievements in the first half include:

•       the delivery of the Eclipse technology, the new end-to-end process for our London Market businesses. This was successfully implemented in Aerospace, our pilot division, at the beginning of April 2007 and will be rolled out to our Global Markets and Financial Institutions businesses by the end of 2007. Eclipse will reduce our premium billing cycle from 30 days to 1 day and is expected to deliver both substantial productivity and service benefits. We also expect to see a benefit from an associated realignment of our service operations in London and Ipswich;

•       the continued rollout of our first US wide technology platform, known as the Willis Client Service Platform, allowing us to reduce operational workload for our client service personnel; and

•       further progress on our client profitability program which has delivered $11 million of profit in first half 2007. This program is now being rolled out to our retail network, including North America, Australia and our major European operations.

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

•       that, given current exchange rates and the foreign exchange gains we recognized last year, there will be a negative impact on 2007 earnings compared with 2006 due to foreign exchange;

•       that our underlying tax rate, excluding the tax effects of the disposal of our UK head office and share-based compensation, will be approximately 31 percent on the assumption that there is no material change in the geographical mix of our profits; and

•       our earnings per diluted share for third quarter 2007, fourth quarter 2007 and full year 2007 will be higher than for the comparative periods in 2006.

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

Acquisitions

In second quarter 2007, we acquired Chicago-based InsuranceNoodle and an additional 17 percent stake in Coyle Hamilton Willis, our Irish subsidiary.

InsuranceNoodle is an internet distributor of US small business property-casualty insurance with annual revenues of approximately $6 million. We believe that InsuranceNoodle’s web-enabled business model, combined with its strong carrier relationships and distribution through over 2,500 agents across the United States, offers us a greatly improved, lower-cost way to reach and service this key US market.

Cash and financing

Cash at June 30, 2007 was $142 million, $146 million lower than at December 31, 2006. Net cash from operating activities of $98 million, together with cash brought forward, were used to fund dividend payments of $71 million; fixed assets of $76 million of which $43 million related to our new US and UK head office buildings; and acquisitions of $72 million.

Total long-term debt at June 30, 2007 was $1,200 million (December 31, 2006: $800 million) and total stockholders’ equity was $1,227 million (December 31, 2006: $1,454 million) giving a capitalization ratio (total long-term debt to total long-term debt and stockholders’ equity) of 49 percent at June 30, 2007 compared with 35 percent at December 31, 2006. The increase in this ratio in first half 2007 was principally attributable to a $600 million debt issue and share repurchases totaling $458 million.

In March 2007, we issued $600 million of 10 year senior notes at 6.20 percent. We used the proceeds of the notes to fund share buybacks in the period and to repay outstanding borrowings of $200 million under our revolving credit facility.

Under our existing $1 billion share buyback authorization, we repurchased 11.5 million shares at a cost of $458 million through accelerated share repurchase programs in first half 2007. As of June 30, 2007, $331 million remained outstanding under this authorization and we anticipate utilizing this by the end of 2008.

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

In first half 2007, the market has softened further with significant decreases in many of the market sectors in which we operate, including declines of between 10 and 20 percent in many territories and in excess of 20 percent in some of our specialist businesses.

OPERATING RESULTS

Revenues

				Change attributable to:
	2007	2006(i)	% change	Foreign currency translation	Acquisitions and disposals	Market remun- eration	Organic revenue growth(ii)
	(millions)
Three months ended June 30,
Global	$186	$185	1%	1%	0%	0%	0%
North America	197	190	4%	0%	0%	(1)%	5%
International	220	197	12%	5%	0%	0%	7%
Commissions and fees	$603	$572	5%	2%	0%	(1)%	4%
Investment income	23	21	10%	8%	0%	0%	2%
Total revenues	$626	$593	6%	2%	0%	0%	4%
Six months ended June 30,
Global	$447	$426	5%	1%	2%	0%	2%
North America	385	368	5%	0%	1%	(1)%	5%
International	486	430	13%	6%	0%	0%	7%
Commissions and fees	$1,318	$1,224	8%	2%	1%	0%	5%
Investment income	47	40	18%	7%	1%	0%	10%
Total revenues	$1,365	$1,264	8%	2%	1%	0%	5%

(i)             Effective January 1, 2007 we changed our management structure. Our UK and Irish retail operations, Willis UK and Ireland, which were previously within our Global division, have been combined with our other international units to create a single International segment (Q2 2006 revenue reclassification of $75 million, H1 2006 $145 million). The new International segment incorporates all our retail operations outside North America. Our energy business previously reported in our North America division is now reported within our Global division (Q2 2006 revenue reclassification of $5 million, H1 2006 $8 million). Our prior period revenue analysis has been adjusted to reflect our new internal reporting structure.

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

Second quarter 2007 revenues at $626 million were $33 million, or 6 percent, higher than in second quarter 2006 of which 2 percent was attributable to foreign currency translation. Revenues for the six months ended June 30, 2007 were $1,365 million, or 8 percent, higher than in 2006 of which 2 percent was attributable to foreign currency translation and 1 percent to net acquisitions.

Our International and Global operations earn a significant portion of their revenues in currencies other than the US dollar. In both second quarter 2007 and first half 2007, reported revenues benefited from the year on year effect of foreign currency translation, in particular due to the weakening of the dollar against sterling and the euro, compared with 2006.

Net acquisitions and disposals had no net impact on second quarter 2007 revenues but added a net 1 percent to total revenues for first half 2007 which was primarily attributable to Willis Gras Savoye Re, a new venture with Gras Savoye, whose revenues to date were mainly earned in the first quarter of the year.

Organic revenues in second quarter 2007 were 4 percent higher than in second quarter 2006 and 5 percent higher for the six months ended June 30, 2007 compared with the six months ended June 30, 2006 mainly reflecting new business growth in our International and North America operations and the benefit of maintaining client retention levels in excess of 90 percent.

Organic revenue growth for both second quarter and first half 2007 included a negative 1 percent impact from rates and other market factors, as the impact of the significant rate decreases was largely offset by the benefit of other market factors, including higher commission rates, client profitability analyses, higher insured values and changes in limits or exposures.

Global:   In our Global operations which comprises our reinsurance and global specialties businesses, there was no year on year organic revenue growth in second quarter 2007 and 2 percent growth for the six months ended June 30, 2007 compared with 2006.

Reinsurance organic revenues grew by 1 percent and were adversely impacted by a combination of declining rates, a reduction in amounts reinsured and other changes, including recent changes in Florida legislation which significantly increased capacity and reduced prices. Second quarter 2007 net new business growth in Reinsurance’s international and specialties divisions was largely offset by the impact of declining rates, with premium rates declining by 5 to 10 percent on average, and higher retentions in the North America division.

In Global Specialties there was good net new business growth in Aerospace, Niche and Construction in second quarter 2007. However, this was more than offset by:

•       declines in Inspace, due to the timing of satellite launches, and Financial Institutions, due to non-recurring income in second quarter 2006; and

•       the impact of significant rate reductions with Aerospace and Marine rates decreasing by some 20 percent year on year and Financial Institutions, Energy and Niche experiencing year on year decreases of some 10 to 15 percent.

North America:   North America reported 5 percent year on year organic growth for both second quarter 2007 and first half 2007. Rates continue to decline in the United States: MarketScout data for second quarter 2007 showed property and casualty rate declines for each month, with an average decline of about 13 percent for the quarter. Despite the declining rates, we saw good growth in the Southeast, Central, West and New York regions and in programs business this quarter.

We also completed the acquisition of InsuranceNoodle, an internet distributor of US small business insurance which gives us a web-based platform to further develop our small commercial business. InsuranceNoodle’s 2006 revenues were about $6 million. The acquisition of InsuranceNoodle will allow us to:

•       use our market presence and larger product line to enhance InsuranceNoodle’s offer to their existing customer and product base;

•       transfer our own small commercial business to this more efficient platform; and

•       further develop our Managing General Agents distribution strategy.

We will also look to transport InsuranceNoodle’s web-based platform outside the United States.

International:   Organic revenue growth in commissions and fees was 7 percent for both second quarter 2007 and for the six months ended June 30, 2007 compared with 2006 despite declining rates in most countries, with decreases of between 10 and 20 percent in most places.

Our growth in International continues to be driven by very strong growth in the emerging markets, particularly Latin America and Asia. This growth was complemented by double digit growth in mainland

Europe, especially in eastern Europe. In second quarter 2007, there was a small decline in our UK and Irish operations revenues compared with 2006 primarily due to the declining rates environment, with decreases averaging between 15 and 20 percent.

Our Employee Benefits practice, which represented approximately 15 percent of our retail revenues in first half 2007, continued to do well, especially in the key targeted areas of Europe, Latin America and Asia.

General and administrative expenses

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(millions, except percentages)
Salaries and benefits	$360	$351	$737	$699
(after charging share-based compensation of	9	5	18	8)
Other	114	108	225	213
General and administrative expenses	$474	$459	$962	$912
Salaries and benefits as a percentage of revenues	58%	59%	54%	55%

Second quarter 2007

General and administrative expenses at $474 million were $15 million, or 3 percent, higher than in second quarter 2006 of which 3 percent was attributable to the impact of foreign currency translation.

Salaries and benefits were 58 percent of second quarter 2007 revenues, compared with 59 percent in second quarter 2006, reflecting:

•       the benefits of good cost control and our Shaping Our Future initiatives; and

•       a $4 million reduction in pension charge for all our pension plans, equivalent to approximately 1 percentage point; partly offset by

•       an adverse impact from foreign currency translation, equivalent to approximately 1 percentage point; and

•       continued hiring in targeted development areas, including energy, construction, marine, financial institutions, reinsurance analytics and employee benefits.

Net headcount on a full time equivalent (“FTE”) basis was just over 13,000 at June 30, 2007, compared with 12,800 at June 30, 2006. For the twelve months to June 30, 2007 revenues per FTE employee were approximately $191,000 compared with $180,000 per FTE employee for the twelve months to June 30, 2006, an increase of 6 percent. This increase reflected the benefit of a 9 percent improvement in our North America and International retail operations partly offset by a decrease in Global reflecting the difficult trading environment in reinsurance and global specialties.

Other expenses were 18 percent of revenues in both second quarter 2007 and 2006, with increased spend on our strategic initiatives in 2007 and our new US headquarters offset by cost savings elsewhere and the benefit of a legal settlement.

Other expenses include $3 million of rent on our existing London head office building, following its sale and leaseback in September 2006. We expect to terminate this lease by the end of September 2008. Of the $121 million pre-tax gain on the sale of the building, $22 million was deferred and is being recognized over the expected two year life of the lease, of which $3 million was recognized in second quarter 2007.

Practical completion of our new London building occurred at the end of June giving us control of the building. Rent has to be expensed from when we take control of the building rather than from when we occupy the building. Therefore, we will recognize additional rental expense of approximately $7 million per quarter with effect from July 1, 2007.

Six months ended June 30, 2007

General and administrative expenses at $962 million for the six months ended June 30, 2007 were $50 million, or 5 percent, higher than in 2006 of which 2 percent was attributable to the impact of foreign currency translation. There was no net impact from acquisitions and disposals.

Salaries and benefits were $737 million, or 54 percent of revenues, in first half 2007 compared with $699 million, or 55 percent of revenues, in 2006. The decrease in the compensation ratio (salaries and benefits as a percentage of revenues) was mainly attributable to:

•       pensions: the first half 2007 pension charge for all our pension plans was $15 million lower than in 2006 which was mainly attributable to the increased return on assets in the UK plan reflecting higher asset levels due to the significant additional contributions we made in 2006; and

•       good cost control and the benefits of our significant expenditure in 2006 on Shaping Our Future initiatives; partly offset by

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

Other expenses at $225 million were $12 million, or 6 percent, higher than first half 2006 of which 2 percent was attributable to the impact of foreign currency translation. There was no net impact from acquisitions and disposals.

Other expenses were 16 percent of revenues in first half 2007 compared with 17 percent in 2006 with the decrease reflecting the benefits of good cost control and a legal settlement in the second quarter of the year, partly offset by increased property costs including $6 million of rent on our existing London head office building, following its sale and leaseback in September 2006.

Operating income and margin

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(millions, except percentages)
Revenues	$626	$593	$1,365	$1,264
Operating income	138	119	376	323
Operating margin or operating income as a percentage of revenues	22%	20%	28%	26%

Operating margin was 22 percent in second quarter 2007 compared with 20 percent in second quarter 2006 and 28 percent for first half 2007 compared with 26 percent in 2006. The margin improvement reflected increased productivity, the benefits of our Shaping Our Future initiatives and good cost control and a lower pension expense, partly offset by a negative impact from foreign currency translation.

Second quarter 2007 margins in our North America and International retail operations were approximately 4 percentage points higher than in 2006 mainly reflecting the benefit of the 9 percent improvement in revenue per FTE employee, the benefits of our Shaping Our Future initiatives and good cost control. Margin in our Global operation declined reflecting a reduction in amounts reinsured, a significant foreign exchange impact and further investment in key hires in targeted areas.

Income taxes

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(millions, except percentages)
Income before taxes	$119	$110	$345	$305
Income taxes	36	36	104	98
Effective tax rate	30%	33%	30%	32%

The decrease in the effective tax rate in 2007 compared with 2006 was mainly due to the implementing of tax strategies and a change in the geographical mix of income.

Net income and earnings per diluted share

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(millions, except per share data)
Net income	$78	$72	$247	$212
Earnings per diluted share	$0.54	$0.45	$1.65	$1.33
Average diluted number of shares outstanding	145	159	150	159

Second quarter 2007

Net income for second quarter 2007 was $78 million, or $0.54 per diluted share, compared with $72 million, or $0.45 per diluted share in 2006 with the improvement mainly reflecting:

•       increased revenues and the improved margin as discussed above; partly offset by

•       a $10 million increase in interest expense reflecting increased long term borrowing to fund share buybacks and additional pension contributions; and

•       a $4 million negative contribution from associates in the quarter which primarily relates to Gras Savoye reflecting our increased ownership.

Foreign currency translation had a $0.03 adverse year on year impact on earnings per diluted share.

Average sharecount reduced from 159 million in second quarter 2006 to 145 million in second quarter 2007 primarily reflecting the 15 million shares bought back under Accelerated Share Repurchase (“ASR”) programs in November 2006 and March 2007. After taking into account incremental funding costs, there was a $0.01 benefit to second quarter 2007 diluted earnings per share from these share buybacks.

Six months ended June 30, 2007

Net income for the six months ended June 30, 2007 was $247 million, or $1.65 per diluted share, compared with $212 million, or $1.33 per diluted share in 2006 with the improvement mainly reflecting:

•       increased revenues and the improved margin as discussed above; partly offset by

•       a $13 million increase in interest expense reflecting increased long term borrowing to fund share buybacks and additional pension contributions.

Foreign currency translation had a $0.01 positive year on year impact on earnings per diluted share.

Average sharecount reduced from 159 million in first half 2006 to 150 million in first half 2007 primarily reflecting the impact of the 15 million shares bought back under ASR programs in November 2006 and March 2007. After taking into account incremental funding costs, there was a $0.05 benefit to first half 2007 diluted earnings per share from these share buybacks.

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of the Company’s financial condition or operating performance were discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant additions or changes to these assumptions in first half 2007.

LIQUIDITY AND CAPITAL RESOURCES

In March 2007, we issued $600 million of 10 year senior notes at 6.20 percent. We used the proceeds of the notes to fund share buybacks in the period and to repay outstanding borrowings of $200 million under our revolving credit facility.

Under our existing $1 billion share buyback authorization, we repurchased 11.5 million shares at a cost of $458 million during first half 2007 through accelerated share repurchase programs. As of June 30, 2007, $331 million remained outstanding under this authorization and we anticipate utilizing this by the end of 2008.

We continue to generate strong cash flows and we believe that these allow us flexibility in our capital planning. Our investment grade credit ratings were reaffirmed when we issued the $600 million of notes in the latter part of March 2007.

Operating activities

Net cash provided by operations, which excludes fiduciary cash movements, was $98 million in first half 2007 compared with $113 million in 2006 with the benefit of a $35 million increase in net income and lower tax payments being more than offset by other working capital movements.

Investing activities

Total net cash used in investing activities was $134 million for first half 2007 compared with $45 million a year ago. The $89 million increase was mainly attributable to:

•       A $50 million increased investment in fixed assets primarily reflecting capital spend on our new US and UK head office buildings; and

•       Cash used for acquisitions which increased from $31 million in first half 2006 to $72 million in 2007. In 2007 we acquired InsuranceNoodle, a US internet distributor of small business property-casualty insurance, and an additional 17 percent of Coyle Hamilton Willis, our Irish subsidiary.

Financing activities

Cash used in financing activities amounted to $115 million in first half 2007 with the $595 million proceeds, net of costs, of the March 2007 debt issue being more than offset by the $457 million repurchase of shares and the $200 million repayment on our revolving credit facility.

Cash dividends paid in both first half 2007 and first half 2006 were $71 million as the cost of an increased dividend per share was offset by a 10 million reduction in basic shares outstanding, principally as a result of our share buyback program. In February 2007, the quarterly cash dividend declared was increased by 6 percent to $0.250 per share, an annual rate of $1.00 per share. At this rate, the expected annual cost of dividends payable in 2007 will be approximately $143 million. We have funded dividends from cash generated internally by operations and expect to do so in the future.

As of June 30, 2007, we had cash and cash equivalents of $142 million, compared with $288 million at December 31, 2006, and all of our $300 million revolving credit facility remained available to draw.

Contractual obligations

Except for the following, there have been no material changes in our contractual obligations since December 31, 2006.

On March 28, 2007, we issued $600 million of 10 year senior notes at 6.20%. On March 29, 2007 we repaid the $200 million outstanding under our revolving credit facility with part of the proceeds from the bond issue.

Off-balance sheet transactions

Apart from commitments, guarantees and contingencies, as disclosed in Note 5 of Notes to the Condensed Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations or liquidity.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Except as disclosed below, there has been no material change with respect to market risk from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

On March 28, 2007, the Company issued $600 million of 10 year senior notes at 6.20 percent, with a fair value as at June 29, 2007, of $593 million. The proceeds of the note issue, together with cash on hand, were used to fund $457 million of share repurchases during the first quarter and to repay the $200 million outstanding under the Company’s revolving credit facility.

During first half 2007, we reviewed and refined our foreign exchange hedging policy. Our primary foreign exchange rate risk arises from changes in the exchange rate between US dollars and pounds sterling as our UK operations earn revenues in a mixture of currencies and incurs expenses predominantly in pounds sterling.

Under the amended policy, this risk is hedged as follows:

•       To the extent that forecast pound sterling expenses exceed pound sterling revenues, we limit our exposure to this exchange rate risk by the use of forward contracts matched to specific, clearly identified cash outflows arising in the ordinary course of business; and

•       Our UK operations also earn significant revenues in Euros and Japanese Yen.  We limit our exposure to changes in the exchange rate between the US dollar and these currencies by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company introduced a new Broking system as part of the ‘Shaping our Future’ initiative in one business unit. The system went live on December 4, 2006, processing policies with inception dates after April 1, 2007 and consequently impacting financial periods commencing after April 1, 2007. The new system has resulted in a change in the controls over initiation, authorization, recording, processing and reporting of ‘revenue’ in the one business unit. The system is intended, among other things, to enhance the Company’s internal controls over financial reporting.

With the exception of the above, there have been no other changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The information set forth in Note 5 of Notes to the Condensed Consolidated Financial Statements, provided in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A—Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A “Risk Factors” included in the Form 10-K for the year ended December 31, 2006.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2007, the Company issued a total of 371,636 shares of common stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of such Act relating to sales by an issuer not involving a public offering, none of which involved the sale of more than 1% of the outstanding common stock of the Company.

The following sales of shares related to part consideration for the acquisition of interest in the following companies:

Date of Sale	Number of Shares	Acquisition
June 26, 2007	371,636	Coyle Hamiltion Willis Holdings Limited

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

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting on April 25, 2007 at which shareholders elected Ms. Anna C. Catalano and Ms. Wendy E. Lane and Messrs. Gordon M. Bethune, William W. Bradley, Joseph A. Califano Jr., Eric G. Friberg, Sir Roy Gardner, Sir Jeremy Hanley, James F. McCann, Joseph J. Plumeri and Douglas B. Roberts to serve as directors until the next Annual General Meeting unless they are earlier removed or resign.

The table below sets out the number of votes cast for, against or withheld for each director:

Director	For	Against	Withheld
Gordon M. Bethune	137,736,524	3,508,950	43,208
William W. Bradley	141,190,611	54,708	43,363
Joseph A. Califano Jr.	141,136,005	108,654	44,023
Anna C. Catalano	141,193,009	51,115	44,558
Eric G. Friberg	141,191,836	52,146	44,700
Sir Roy Gardner	137,730,617	3,508,840	49,225
Sir Jeremy Hanley	141,181,912	57,336	49,434
Wendy E. Lane	141,169,391	74,759	44,532
James F. McCann	141,186,220	57,488	44,974
Joseph J. Plumeri	140,554,455	689,883	44,344
Douglas B. Roberts	141,152,299	84,064	52,319

The shareholders also re-appointed Deloitte & Touche LLP as independent auditors until the conclusion of the next Annual General Meeting of shareholders. Of the shares voted, 141,166,770 were in favor, 75,994 voted against and 45,918 were withheld.

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

Dated: August 8, 2007