Form 10-Q
period 2007-09-30
WILLIS GROUP HOLDINGS LTD
filed 2007-11-09
CIK 1140536

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2007
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

As of October 31, 2007 there were outstanding 142,900,861 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

We have included in this document "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook and guidance regarding future operating margin and adjusted EPS, future capital expenditures, expected growth in commissions and fees, business strategies, competitive strengths, goals, the anticipated benefits of new initiatives, growth of our business and operations, plans, and references to future successes are forward-looking statements. Also, when we use the words such as "anticipate", "believe", "estimate", "expect", "intend", "plan", "probably", or similar expressions, we are making forward-looking statements.

There are important uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

  •
  our ability to implement and realize anticipated benefits of the Shaping Our Future initiative and other new initiatives,

  •
  the extent and timing of, and prices paid in connection with, any share repurchases under existing or future programs,

  •
  our ability to retain existing clients and attract new business, and our ability to retain key employees,

  •
  changes in commercial property and casualty markets, or changes in premiums and availability of insurance products due to a catastrophic event such as a hurricane,

  •
  volatility or declines in other insurance markets and the premiums on which our commissions are based,

  •
  impact of competition,

  •
  fluctuations in exchange and interest rates that could affect expenses and revenue,

  •
  rating agency actions that could inhibit ability to borrow funds or the pricing thereof,

  •
  legislative and regulatory changes affecting both our ability to operate and client demand,

  •
  potential costs and difficulties in complying with a wide variety of foreign laws and regulations, given the global scope of our operations,

  •
  changes in the tax or accounting treatment of our operations,

  •
  our exposure to potential liabilities arising from errors and omissions claims against us,

  •
  the results of regulatory investigations, legal proceedings and other contingencies, and

  •
  the timing of any exercise of put and call arrangements with associated companies.

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. See also Part I, Item 1A "Risk Factors" included in the Form 10-K for the year ended December 31, 2006 filed on February 28, 2007 for additional factors.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included in this document, our inclusion of this information is not a representation or guarantee by us that our objectives and plans will be achieved.

Our forward-looking statements speak only as of the date made and we will not update these forward-looking statements unless the securities laws require us to do so. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document may not occur, and we caution you against unduly relying on these forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

WILLIS GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(millions, except per share data)
	(unaudited)
REVENUES
Commissions and fees	$549	$519	$1,867	$1,743
Investment income	25	24	72	64

Total revenues	574	543	1,939	1,807

EXPENSES
Salaries and benefits	(352)	(383)	(1,089)	(1,082)
Other operating expenses	(116)	(138)	(341)	(351)
Depreciation expense and amortization of intangible assets	(16)	(17)	(49)	(46)
Gain on disposal of London headquarters	3	99	9	99
Net loss on disposal of operations	—	(7)	—	(7)

Total expenses	(481)	(446)	(1,470)	(1,387)

OPERATING INCOME	93	97	469	420
Interest expense	(17)	(9)	(48)	(27)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	76	88	421	393
INCOME TAXES	(12)	(3)	(116)	(101)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	64	85	305	292
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	5	6	20	20
MINORITY INTEREST, NET OF TAX	(2)	(2)	(11)	(11)

NET INCOME	$67	$89	$314	$301

EARNINGS PER SHARE (Note 3)
—Basic	$0.47	$0.57	$2.15	$1.92
—Diluted	$0.46	$0.56	$2.12	$1.89

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Note 3)
—Basic	143	157	146	157
—Diluted	145	159	148	159

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.250	$0.235	$0.750	$0.705

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(millions, except share data)
	(unaudited)
ASSETS
Cash and cash equivalents	$210	$288
Fiduciary funds—restricted	1,690	1,772
Short-term investments	48	58
Accounts receivable, net of allowance for doubtful accounts of $34 million in 2007 and $32 million in 2006	8,604	8,756
Fixed assets, net of accumulated depreciation of $212 million in 2007 and $202 million in 2006	279	167
Goodwill and other intangible assets, net of accumulated amortization of $162 million in 2007 and $152 million in 2006	1,727	1,656
Investments in associates	195	173
Net deferred tax assets	45	72
Pension benefits asset	313	166
Other assets	281	270

TOTAL ASSETS	$13,392	$13,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$9,811	$10,062
Deferred revenue and accrued expenses	351	430
Income taxes payable (Note 2)	103	54
Long-term debt (Note 6)	1,200	800
Liability for pension benefits	20	34
Other liabilities	570	502

Total liabilities	12,055	11,882

COMMITMENTS AND CONTINGENCIES (Note 5)
MINORITY INTEREST	40	42
STOCKHOLDERS' EQUITY
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 142,842,327 shares in 2007 and 153,002,802 shares in 2006	—	—
Additional paid-in capital (Note 11)	50	388
Retained earnings (Note 12)	1,404	1,250
Accumulated other comprehensive loss, net of tax (Note 8)	(152)	(178)
Treasury stock, at cost, 89,017 shares in 2007 and 165,979 shares in 2006	(5)	(6)

Total stockholders' equity	1,297	1,454

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,392	$13,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2007	2006
	(millions)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$314	$301
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on disposal of operations, fixed and intangible assets and short-term investments	(14)	—
Gain on disposal of London headquarters	(9)	(99)
Depreciation expense and amortization of intangible assets	49	46
Provision (benefit) for deferred income taxes	22	(1)
Excess tax benefits from share-based payment arrangements	(8)	(8)
Share-based compensation	26	15
Undistributed earnings of associates	(14)	(14)
Other	(25)	3
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	141	(425)
Accounts receivable	316	(1,116)
Accounts payable	(448)	1,600
Additional funding of UK and US pension plans	(96)	(165)
Other assets	(24)	(62)
Other liabilities	3	—

Net cash provided by operating activities	233	75

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	21	58
Additions to fixed assets	(135)	(35)
Net cash proceeds from disposal of operations, net of cash disposed	—	4
Acquisitions of subsidiaries, net of cash acquired	(76)	(47)
Investments in associates	(1)	(25)
Proceeds on sale of short-term investments	12	10

Net cash used in investing activities	(179)	(35)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from drawdown on revolving credit facility	—	35
Repayment of debt	(200)	—
Senior notes issued, net of debt issuance costs	594	—
Repurchase of shares	(457)	(32)
Proceeds from issue of shares	20	12
Excess tax benefits from share-based payment arrangements	8	8
Dividends paid	(107)	(108)

Net cash used in financing activities	(142)	(85)

DECREASE IN CASH AND CASH EQUIVALENTS	(88)	(45)
Effect of exchange rate changes on cash and cash equivalents	10	6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	288	193

CASH AND CASH EQUIVALENTS, END OF PERIOD	$210	$154

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    NATURE OF OPERATIONS

Willis Group Holdings Limited ("Willis Group Holdings") and subsidiaries (collectively, the "Company") provide a broad range of value-added risk management consulting, reinsurance and insurance brokerage services, both directly and indirectly through its associates, to a diverse base of clients internationally. The Company provides specialized risk management advisory and other services on a global basis to clients in various industries, including aerospace, marine, energy and construction. In its capacity as an advisor and insurance broker, the Company acts as an intermediary between clients and insurance carriers by advising clients on risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through the Company's global distribution network.

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements ("Interim Financial Statements") have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the nine month period ended September 30, 2007 may not necessarily be indicative of the operating results for the entire fiscal year.

The December 31, 2006 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Interim Financial Statements should be read in conjunction with the Company's consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2006 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Accounting Changes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), with effect from January 1, 2007. FIN 48 changed the test for recognition of uncertain tax positions to a 'more-likely-than-not recognition threshold' which is defined as 'greater than 50 percent'. Once the threshold is crossed, the enterprise then recognizes its best estimate of the amount that will ultimately be sustained upon review by the relevant tax authorities.

As a consequence of adopting FIN 48, the Company recorded a $4 million increase in income taxes payable and charged a cumulative adjustment of $4 million to opening retained earnings at January 1, 2007.

Total unrecognized tax benefits as of January 1, 2007 totaled $30 million which, if recognized, would all impact the Company's effective tax rate. During the nine months ended September 30, 2007, the Company recognized approximately $10 million of tax benefits related to the release of provisions no longer required due to either settlement through negotiation or closure of the statute of limitations on assessment.

Total unrecognized tax benefits as at September 30, 2007 totaled $20 million which, if recognized, would all impact the Company's effective tax rate. During the next 12 months it is reasonably possible that the Company will recognize approximately $5 million of tax benefits related to the release of provisions no longer required due to either settlement through negotiation or closure of the statute of limitations on assessment.

The Company recognizes interest and penalties relating to unrecognized tax benefits as part of its income taxes expense. Total accrued interest as of January 1, 2007 was $2 million.

The Company files tax returns in the various tax jurisdictions in which it operates, principally the United States and United Kingdom. In 2006, the Company resolved all issues related to the IRS examination of the 2003 federal income tax return. The 2003 US tax year closed in 2007 upon the expiration of the statute of limitations on assessment. US tax returns for tax years 2004, 2005 and 2006 have been filed. The Company has not received any indication that the IRS will be conducting an audit of either of these open years. Texas is the only state with an active income tax audit. The Company has not extended the federal statute of limitations for assessment in the US. All UK tax returns have been timely filed and are in the normal process of being reviewed, with the HM Revenue & Customs making enquiries to obtain additional information. As previously noted the Company resolved all issues relating to enquiries into restructurings in respect of the 2001 tax year. All UK enquiries into the 2002 tax year have been cleared in 2007, but tax years 2003 and 2004 are still subject to on-going enquiries. No enquiries have yet been received in relation to tax year 2005. The 2006 UK returns will be timely filed. The earliest UK tax year the Company has kept open is 1995 in relation to foreign tax relief calculations.

The following table illustrates the incremental effect of applying FIN 48 on individual line items on the condensed consolidated balance sheet as of September 30, 2007.

	September 30, 2007
	Before application of FIN 48	Effect of FIN 48 application	After Application of FIN 48
	(millions)
Income taxes payable	$99	$4	$103
Total liabilities	12,051	4	12,055
Retained earnings	1,408	(4)	1,404
Total stockholders' equity	1,301	(4)	1,297
Total liabilities and stockholders' equity	$13,392	$—	$13,392

3.    EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company. At

September 30, 2007, time-based and performance-based options to purchase 14.3 million and 0.3 million (2006: 16.2 million and 0.6 million) shares, respectively, and 1.6 million (2006: 0.8 million) restricted stock units, were outstanding.

Basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(millions, except per share data)
Net income	$67	$89	$314	$301

Basic weighted average number of shares outstanding	143	157	146	157
Dilutive weighted effect of potentially issuable shares	2	2	2	2

Diluted weighted average number of shares outstanding	145	159	148	159

Basic earnings per share	$0.47	$0.57	$2.15	$1.92
Dilutive weighted effect of potentially issuable shares	(0.01)	(0.01)	(0.03)	(0.03)

Diluted earnings per share	$0.46	$0.56	$2.12	$1.89

Options to purchase 1.8 million shares were not included in the computation of the dilutive effect of stock options for the three and nine month periods ended September 30, 2007 because the effect was antidilutive (2006: 12.9 million shares).

4.    PENSION PLANS

The components of the net periodic benefit cost of the UK and US defined benefit plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
UK pension benefits
	2007	2006	2007	2006
	(millions)
Components of net periodic benefit cost:
Service cost	$12	$13	$35	$38
Interest cost	29	25	84	72
Expected return on plan assets	(46)	(36)	(135)	(105)
Amortization of unrecognized prior service gain	(1)	—	(2)	(2)
Amortization of unrecognized actuarial loss	1	3	3	10

Net periodic benefit (income) cost	$(5)	$5	$(15)	$13

	Three months ended September 30,		Nine months ended September 30,
US pension benefits
	2007	2006	2007	2006
	(millions)
Components of net periodic benefit cost:
Service cost	$5	$5	$16	$15
Interest cost	8	8	26	24
Expected return on plan assets	(11)	(10)	(33)	(30)
Amortization of unrecognized prior service gain	—	—	(1)	—

Net periodic benefit cost	$2	$3	$8	$9

As of September 30, 2007, the Company had contributed $112 million and $23 million to the UK and US defined benefit pension plans (2006: $64 million and $31 million), respectively. The Company expects to contribute a total of $170 million to the UK and US defined benefit pension plans for the full year 2007.

5.    COMMITMENTS AND CONTINGENCIES

Claims, Lawsuits and Other Proceedings

The Company is subject to various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Similar to other corporations, the Company is also subject to a variety of other claims, including those relating to the Company's employment practices. Some of the claims, lawsuits and other proceedings seek damages in amounts which could, if assessed, be significant.

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

Inquiries and Investigations

In April 2005, the Company entered into an Assurance of Discontinuance ("NY AOD") with the New York Attorney General and the New York Superintendent of Insurance resolving the investigation commenced by the New York Attorney General in April 2004 which concerned, among other things, arrangements pursuant to which insurers compensated insurance brokers for distribution and other services provided to insurers and, as the investigation of brokers and insurers continued, broadened into an investigation of other possible violations of law, including violations of fiduciary duty, securities laws, and antitrust laws. Pursuant to the NY AOD, the Company has paid $50 million to eligible customers. The Company also agreed to continue certain business reforms it had already implemented and to implement certain other business reforms. These reforms include an agreement not to accept contingent compensation; and an undertaking to disclose to customers any compensation the Company will receive in connection with providing policy placement services to the customer. The Company also resolved a similar investigation commenced by the Minnesota Attorney General by entering into an Assurance of Discontinuance pursuant to which the Company paid $1 million to Minnesota customers and implemented the business reforms described in the NY AOD. In July 2007 the Company resolved a similar investigation by the Florida Attorney General, the Florida Department of Financial Services and the Florida Office of Insurance Regulation by agreeing to reimburse approximately $2.6 million to Florida public entities who were customers and to reimburse the state for its investigatory costs.

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

The Company's operations in nine European countries have received questionnaires from either the European Commission pursuant to its Sector Inquiry or, in respect of Norway, the European Free Trade Association Surveillance Authority, related to insurance business practices, including compensation arrangements for brokers. At least 150 other European brokers received similar questionnaires. The Company responded to the European Commission questionnaires and has filed the European Free Trade Association Surveillance Authority for two of its Norwegian entities. The Company has received and responded to further questionnaires relating to reinsurance and co-insurance. The European Commission reported on a final basis on September 25, 2007 expressing concerns over potential conflicts of interest in the industry relating to remuneration and binding authorities when assuming a dual role for clients and insurers and also over the nature of the coinsurance market. The Company continues to cooperate with both the European Commission and the European Free Trade Association Surveillance Authority.

Since August 2004, various plaintiffs have filed purported class actions in the United States District Court for the Southern District of New York, the Northern District of Illinois, the Northern District of California, the New Jersey District court, and the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, under a variety of legal theories, including state tort, contract, fiduciary duty and statutory theories, and federal antitrust and RICO theories. Other than a federal suit in Illinois that was voluntarily dismissed by the plaintiff in May 2005, all of the federal actions have been consolidated into two actions in federal court in New Jersey. One of the consolidated actions addresses employee benefits, while the other consolidated action addresses all other lines of insurance. In addition to the two federal actions, the Company was also named as a defendant in a purported class action in the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division. Both the consolidated federal actions and the Florida state action name various insurance carriers and insurance brokerage firms, including the Company, as defendants. The complaints seek monetary damages and equitable relief and make allegations regarding the practices and conduct that has been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers have breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and entered into other improper activities. The complaints also allege the existence of a conspiracy among the insurance carriers and brokers and the federal court complaints allege violations of the federal RICO statute. In July 2007, class action suits, similar to the suits consolidated in New Jersey, were filed in the United States District Courts in the Southern District of Florida and the Southern District of New York. In separate decisions issued in August and September 2007, the Judge in the two consolidated federal actions dismissed the antitrust and RICO claims with prejudice and dismissed certain of the state claims without prejudice. Plaintiffs have filed a notice of appeal regarding these dismissal rulings. The Company disputes the allegations in all of these suits and intends to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

Sovereign/WFUM

Sovereign, a wholly owned subsidiary, operated as an insurance company in the United Kingdom and from 1972 Sovereign's underwriting activities were managed by another wholly owned subsidiary, Willis Faber (Underwriting Management) Limited, or WFUM. WFUM also provided underwriting agency and other services to third-party insurance companies, which are referred to as the stamp companies. As part of its services as agent, WFUM underwrote insurance and reinsurance business on behalf of Sovereign and the stamp companies and arranged reinsurance on their behalf. In 1991, Sovereign and the stamp companies ceased underwriting new business. Sovereign entered provisional liquidation in 1997.

In 2004, the solvent stamp companies entered into a settlement agreement whereby Willis Group Limited and all its subsidiaries received certain immediate releases and other releases staged in return for certain staged payments. The final staged payment was made on May 11, 2007 and consequently, Willis and its subsidiaries were released from further potential liabilities to the solvent stamp companies arising out of WFUM's agency role.

On January 5, 2000, a scheme of arrangement proposed by Sovereign to its creditors became effective. The stated purpose of the scheme of arrangement is to resolve Sovereign's liabilities and provide that Sovereign's business is run off in as orderly a manner as possible. The scheme administrators have announced payments to creditors at a payment percentage of 40 percent payable out of Sovereign's assets. Since entering provisional liquidation, Sovereign has been managed by KPMG on behalf of the creditors and Sovereign's assets are therefore separate and distinct from the Company's, and any payment from Sovereign will have no effect on the Company's results of operations, financial condition or liquidity.

Sovereign in common with all the solvent stamp companies has commenced the process of attempting to enter into final cut-off schemes of arrangements with their creditors. Votes took place at creditors' meetings on October 27, 2006 and sufficient voters (by number and by value) have approved the scheme proposals. The schemes were approved by the English and US courts in 2007.

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

The reinsurers concerned have taken the position that, despite their decisions to underwrite risks or a group of risks, they are no longer bound by their reinsurance contracts. As a result, they have stopped settling claims and are seeking to recover claims already paid. The Company also understands that there have been at least two arbitration awards in relation to a spiral, among other things, in which the reinsurer successfully argued that it was no longer bound by parts of its reinsurance program. Willis Limited, the Company's principal insurance brokerage subsidiary in the United Kingdom, acted as the reinsurance broker or otherwise as intermediary, but not as an underwriter, for numerous personal accident reinsurance contracts, including two contracts that were involved in one of the arbitrations. Due to the small number of reinsurance brokers generally, Willis Limited was one of a small number of brokers active in the market for this reinsurance during the relevant period. The Company also utilized other brokers active in this market as sub-agents, including brokers who are parties to the legal proceedings described above, for certain contracts and may be responsible for any errors and omissions they may have made. In July 2003, one of the reinsurers received a judgment in the English High Court against certain parties, including a sub-broker the Company used to place two of the contracts involved in this trial. Although neither the Company nor any of its subsidiaries were a party to this proceeding or any arbitration, the Company entered into tolling agreements with certain of the principals to the reinsurance contracts tolling the statute of limitations pending the outcome of proceedings between the reinsureds and reinsurers.

Recently one former client of the Company, American Reliable Insurance Company ("ARIC"), terminated its tolling agreement with the Company and commenced litigation in the English Commercial Court against Willis Limited alleging conspiracy between a Company employee and the ARIC underwriter as well as negligence in connection with placements of personal accident reinsurance in the excess of loss market in London and elsewhere. The Company disputes these allegations and intends to vigorously defend itself against these actions. The Company cannot predict at this time what, if any, damages might result from this action but believes the claims will be fully covered by errors and omissions insurance. Various arbitrations continue to be active and from time to time the principals request cooperation from the Company and suggest that claims may be asserted against the Company. Such claims may be made against the Company if reinsurers do not pay claims on policies issued by them. The Company cannot predict at this time whether any such claims will be made or the damages that may be alleged.

Gender Discrimination Class Action

A federal district court action was commenced against the Company in 2001 on behalf of an alleged nationwide class of present and former female officer and officer equivalent employees alleging that the Company discriminated against them on the basis of their gender and seeking injunctive relief, money damages, attorneys' fees and costs. The court denied plaintiffs' motions to certify a nationwide class or to grant nationwide discovery, but did certify a class of female officers and officer equivalent employees based in the Northeast (New York, New Jersey and Massachusetts) offices. The class consists of approximately 200 women. In June 2007 the parties reached a settlement in principle on the class claims and with the two remaining named plaintiffs on their individual claims for an amount that will not have a material adverse effect on our results of operations. The parties must agree on the terms of the written settlement agreement including the terms of the injunctive relief that the Company will agree to provide under the settlement. A former female employee, whose motion to intervene in the class action was denied, has filed a purported class action with almost identical allegations as those contained in this suit, except seeking a class period of 1998 to the time of trial. The Company's motion to dismiss this suit was denied. The Company is seeking permission from the court to immediately file an appeal from the denial of its motion to dismiss. The Company cannot predict at this time what, if any, damages might result from this action.

6.    LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2007	December 31, 2006
	(millions)
5.125% Senior notes due 2010	$250	$250
5.625% Senior notes due 2015	350	350
6.200% Senior notes due 2017	600	—
Revolving credit facility	—	200

	$1,200	$800

On March 28, 2007, the Company completed a senior notes offering of $600 million, 10 year notes priced at 6.200 percent. The net proceeds of the offering were used to repurchase common stock pursuant to the Company's stock repurchase program and to repay the outstanding $200 million borrowings under the revolving credit facility.

On November 7, 2007, the Company executed an amendment to its revolving credit facility which increases the covenant leverage ratio from 2.5:1.0 to 3.0:1.0.

7.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

		Nine months ended September 30,
		2007	2006
		(millions)
Supplemental disclosures of cash flow information:
	Cash payments for income taxes	$40	$67
	Cash payments for interest	57	34

Supplemental disclosures of non-cash flow investing and financing activities:
	Liabilities accrued for additions to fixed assets	$12	$—
	Issue of stock on acquisition of subsidiaries	15	2
	Deferred payments on acquisitions of subsidiaries	1	8
	Issue of loan note receivable on disposal of London headquarters	—	147

Acquisitions:
	Fair value of assets acquired	$11	$71
Less:	liabilities assumed	(2)	(59)
	cash acquired	—	(2)

Net assets acquired, net of cash acquired		$9	$10

8.    ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX

The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(millions)
Net income	$67	$89	$314	$301
Other comprehensive income:
Foreign currency translation adjustment (net of tax of $nil, $nil, $nil and $nil)	15	1	29	27
Unrealized holding loss (net of tax of $nil, $nil, $nil and $nil)	—	—	—	(1)
Net gain (loss) on derivative instruments (net of tax of $(3) million, $(4) million, $1 million and $(3) million)	7	8	(3)	5

Other comprehensive income (net of tax of $(3) million, $(4) million, $1 million and $(3) million)	22	9	26	31

Comprehensive income	$89	$98	$340	$332

The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 30, 2007	December 31, 2006
	(millions)
Net foreign currency translation adjustment	$28	$(1)
Net unrealized holding loss	(1)	(1)
Net pension benefits liability adjustment	(173)	—
Net minimum pension liability adjustment	—	16
Net unrealized loss on derivative instruments	(6)	(3)

	(152)	11
Net adjustment on initial application of FAS 158	—	(189)

Accumulated other comprehensive loss, net of tax	$(152)	$(178)

9.    SEGMENT INFORMATION

Willis has three segments: Global; North America and International. Global provides specialist brokerage and consulting services to clients worldwide for specific industrial and commercial activities and is organized by specialism. North America and International predominantly comprise our retail operations which provide services to small, medium and major corporates, accessing Global's specialist expertise when required.

The Company evaluates the performance of its operating segments based on organic revenue growth and operating income. For internal reporting and segmental reporting, the following items are excluded from segmental expenses as they are not directly controlled by segment management:

  (i)
  gains and losses on the disposal of operations and major properties;

  (ii)
  amortization of intangibles; and

  (iii)
  Shaping our Future expenditure for 2006.

The accounting policies of the operating segments are consistent with those described in Note 2. There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.

Effective January 1, 2007, the Company's UK and Irish retail operations, which were previously reported within Global, are reported within International which now incorporates all the Company's retail operations outside North America. Comparative data have been adjusted accordingly.

Selected information regarding the Company's operating segments is as follows:

	Three months ended September 30, 2007
	Commissions and Fees	Investment Income	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Global	$161	$12	$173	$4	$36	$—
North America	185	5	190	3	31	—
International	203	8	211	6	26	5

Total Retail	388	13	401	9	57	5

Total Operating Segments	549	25	574	13	93	5
Corporate and Other(1)	—	—	—	3	—	—

Total Consolidated	$549	$25	$574	$16	$93	$5

(1)
Corporate and Other includes the costs of the holding company; certain foreign exchange hedging activities; amortization of intangible assets; net gains and losses on disposal of operations and the net gain on disposal of the Company's London headquarters.

	Three months ended September 30, 2006
	Commissions and Fees	Investment Income	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Global	$160	$13	$173	$3	$42	$—
North America	180	5	185	3	27	—
International	179	6	185	6	18	6

Total Retail	359	11	370	9	45	6

Total Operating Segments	519	24	543	12	87	6
Corporate and Other(1)	—	—	—	5	10	—

Total Consolidated	$519	$24	$543	$17	$97	$6

(1)
Corporate and Other includes the costs of the holding company; certain foreign exchange hedging activities; amortization of intangible assets; net gains and losses on disposal of operations; $99 million gain on disposal of the Company's London headquarters and $84 million of expenditure on Shaping our Future initiatives which were held centrally.

	Nine months ended September 30, 2007
	Commissions and Fees	Investment Income	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Global	$608	$34	$642	$12	$218	$—
North America	570	15	585	9	106	—
International	689	23	712	18	160	20

Total Retail	1,259	38	1,297	27	266	20

Total Operating Segments	1,867	72	1,939	39	484	20
Corporate and Other(1)	—	—	—	10	(15)	—

Total Consolidated	$1,867	$72	$1,939	$49	$469	$20

(1)
Corporate and Other includes the costs of the holding company; certain foreign exchange hedging activities; amortization of intangible assets; net gains and losses on disposal of operations and the net gain on disposal of the Company's London headquarters.

	Nine months ended September 30, 2006
	Commissions and Fees	Investment Income	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Global	$586	$33	$619	$9	$224	$—
North America	548	15	563	9	71	—
International	609	16	625	17	122	20

Total Retail	1,157	31	1,188	26	193	20

Total Operating Segments	1,743	64	1,807	35	417	20
Corporate and Other(1)	—	—	—	11	3	—

Total Consolidated	$1,743	$64	$1,807	$46	$420	$20

(1)
Corporate and Other includes the costs of the holding company; certain foreign exchange hedging activities; amortization of intangible assets; net gains and losses on disposal of operations; $99 million gain on disposal of the Company's London headquarters and $84 million of expenditure on Shaping our Future initiatives which were held centrally.

The Company does not routinely evaluate the total asset position by segment, and the following allocations have been made based on reasonable estimates and assumptions:

	September 30, 2007	December 31, 2006
	(millions)
Total assets:
Global	$10,054	$9,607
North America	1,632	1,771
International	1,468	1,679

Total Retail	3,100	3,450

Total Operating Segments	13,154	13,057
Corporate and Eliminations	238	321

Total Consolidated	$13,392	$13,378

Operating segment revenue by product is as follows:

	Three months ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	Global		North America		International		Total
	(millions)
Commissions and fees:
Retail insurance services	$—	$—	$185	$180	$203	$179	$388	$359
Specialty insurance services	161	160	—	—	—	—	161	160

Total commissions and fees	161	160	185	180	203	179	549	519
Investment income	12	13	5	5	8	6	25	24

Total Revenues	$173	$173	$190	$185	$211	$185	$574	$543

	Nine months ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	Global		North America		International		Total
	(millions)
Commissions and fees:
Retail insurance services	$—	$—	$570	$548	$689	$609	$1,259	$1,157
Specialty insurance services	608	586	—	—	—	—	608	586

Total commissions and fees	608	586	570	548	689	609	1,867	1,743
Investment income	34	33	15	15	23	16	72	64

Total Revenues	$642	$619	$585	$563	$712	$625	$1,939	$1,807

Information regarding the Company's geographic locations is as follows:

	Nine months ended September 30,
	2007	2006
	(millions)
Commissions and fees(1)
UK	$639	$628
US	704	671
Other(2)	524	444

Total	$1,867	$1,743

	September 30, 2007	December 31, 2006
	(millions)
Long-lived assets(3)
UK	$159	$89
US	90	48
Other(2)	30	30

Total	$279	$167

(1)
Commissions and fees are attributed to countries based upon the location of the subsidiary generating the revenue.

(2)
Other than in the United Kingdom and the United States, the Company does not conduct business in any country in which its commissions and fees and/or long-lived assets exceed 10 percent of consolidated commissions and fees and/or long-lived assets, respectively.

(3)
Long-lived assets include identifiable fixed assets.

10.    SHARE BUYBACKS

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaces the previous $1 billion buyback program and its remaining $308 million authorization. The program is an open-ended plan to repurchase the Company's shares from time to time in the open market or through negotiated sales with persons who are not affiliates of the Company.

During the nine months ended September 30, 2007, the Company repurchased through its accelerated share repurchase program 11.5 million shares, bringing total share repurchases under the previous program to date to 16.9 million shares for a total consideration of $669 million. Repurchased shares were subsequently canceled.

Accelerated Share Repurchase Programs

During the nine months ended September 30, 2007, the Company completed the $150 million November 2006 accelerated share repurchase program, started and completed a $50 million accelerated share repurchase program and started a $400 million accelerated share repurchase program. This program completed on October 18, 2007 with a final settlement of $23 million.

The details of the various programs as at September 30, 2007, are as follows:

Start date	Finish date	No. of shares purchased	Initial price	Adjusted price on completion(1)	Fees and price adjustment(1)
November 2006	February 2007	3,786,922	$39.61	$40.63	$3.9 million
March 2007	March 2007	1,274,210	$39.26	$39.66	$0.5 million
March 2007		10,240,655	$39.06		$3.7 million

(1)
Under the terms of the programs, the shares were subject to a price adjustment based on the volume weighted average share price of Willis' stock and dividend payments during the term of the program.

The $458 million excess of the initial purchase price over nominal price for the two 2007 programs, together with the price adjustments in respect of the completed November 2006 and March 2007 programs has been charged to stockholders' equity; $409 million was charged against additional paid-in capital and $49 million against retained earnings.

11.    ADDITIONAL PAID-IN CAPITAL

The following table reconciles additional paid-in capital including the effects of the accelerated share repurchase programs as described above in Note 10.

	September 30, 2007	September 30, 2006
	(millions)
Additional paid-in capital:
Beginning of period, January 1	$388	$557
Issue of common shares under employee stock compensation plans and related tax benefits	29	15
Repurchase of shares	(409)	(32)
Issue of common shares for acquisitions	15	2
Share-based compensation	26	15
Gains on sale of treasury stock	1	2

End of period	$50	$559

12.    RETAINED EARNINGS

The following table reconciles retained earnings including the effects of the accelerated share repurchase programs as described above in Note 10.

	September 30, 2007	September 30, 2006
	(millions)
Retained earnings:
Beginning of period, January 1	$1,250	$948
Adoption of FIN 48 adjustment (Note 2)	(4)	—

	1,246	948
Net income	314	301
Dividends	(107)	(111)
Repurchase of shares	(49)	—

End of period	$1,404	$1,138

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

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$549	$—	$549
Investment income	—	—	6	48	(29)	25

Total revenues	—	—	6	597	(29)	574

EXPENSES
Salaries and benefits	—	—	—	(357)	5	(352)
Other operating expenses	(1)	7	7	(145)	16	(116)
Depreciation expense and amortization of intangible assets	—	—	(4)	(11)	(1)	(16)
Gain on disposal of London headquarters	—	—	—	3	—	3

Total expenses	(1)	7	3	(510)	20	(481)

OPERATING (LOSS) INCOME	(1)	7	9	87	(9)	93
Investment income from Group undertakings	425	2,424	119	90	(3,058)	—
Interest expense	(2)	(51)	(16)	(40)	92	(17)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	422	2,380	112	137	(2,975)	76
INCOME TAXES	—	(6)	1	(44)	37	(12)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	422	2,374	113	93	(2,938)	64
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	5	—	5
MINORITY INTEREST, NET OF TAX	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	(355)	(2,903)	(134)	—	3,392	—

NET INCOME (LOSS)	$67	$(529)	$(21)	$98	$452	$67

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$519	$—	$519
Investment income	—	—	4	36	(16)	24

Total revenues	—	—	4	555	(16)	543

EXPENSES
Salaries and benefits	—	—	—	(386)	3	(383)
Other operating expenses	—	3	(3)	(144)	6	(138)
Depreciation expense and amortization of intangible assets	—	—	(3)	(12)	(2)	(17)
Gain on disposal of London headquarters	—	—	—	99	—	99
Net loss on disposal of operations	—	—	—	(7)	—	(7)

Total expenses	—	3	(6)	(450)	7	(446)

OPERATING INCOME (LOSS)	—	3	(2)	105	(9)	97
Investment income from Group undertakings	—	53	4	23	(80)	—
Interest expense	(1)	(48)	(16)	(30)	86	(9)

(LOSS) INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(1)	8	(14)	98	(3)	88
INCOME TAXES	—	10	7	(31)	11	(3)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(1)	18	(7)	67	8	85
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	6	—	6
MINORITY INTEREST, NET OF TAX	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	90	59	20	—	(169)	—

NET INCOME	$89	$77	$13	$73	$(163)	$89

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,867	$—	$1,867
Investment income	—	—	16	132	(76)	72

Total revenues	—	—	16	1,999	(76)	1,939

EXPENSES
Salaries and benefits	—	—	—	(1,102)	13	(1,089)
Other operating expenses	(1)	19	1	(389)	29	(341)
Depreciation expense and amortization of intangible assets	—	—	(7)	(34)	(8)	(49)
Gain on disposal of London headquarters	—	—	—	9	—	9

Total expenses	(1)	19	(6)	(1,516)	34	(1,470)

OPERATING (LOSS) INCOME	(1)	19	10	483	(42)	469
Investment income from Group undertakings	552	2,542	222	155	(3,471)	—
Interest expense	(7)	(150)	(60)	(123)	292	(48)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	544	2,411	172	515	(3,221)	421
INCOME TAXES	—	(12)	16	(138)	18	(116)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	544	2,399	188	377	(3,203)	305
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	20	—	20
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(9)	(11)
EQUITY ACCOUNT FOR SUBSIDIARIES	(230)	(3,152)	(260)	—	3,642	—

NET INCOME (LOSS)	$314	$(753)	$(72)	$395	$430	$314

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,743	$—	$1,743
Investment income	—	—	11	88	(35)	64

Total revenues	—	—	11	1,831	(35)	1,807

EXPENSES
Salaries and benefits	—	—	—	(1,092)	10	(1,082)
Other operating expenses	(1)	23	(3)	(413)	43	(351)
Depreciation expense and amortization of intangible assets	—	—	(5)	(33)	(8)	(46)
Gain on disposal of London headquarters	—	—	—	99	—	99
Net loss on disposal of operations	—	—	—	(7)	—	(7)

Total expenses	(1)	23	(8)	(1,446)	45	(1,387)

OPERATING (LOSS) INCOME	(1)	23	3	385	10	420
Investment income from Group undertakings	—	162	49	89	(300)	—
Interest expense	(1)	(145)	(46)	(79)	244	(27)

(LOSS) INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(2)	40	6	395	(46)	393
INCOME TAXES	—	(6)	17	(115)	3	(101)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(2)	34	23	280	(43)	292
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	20	—	20
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(9)	(11)
EQUITY ACCOUNT FOR SUBSIDIARIES	303	243	(17)	—	(529)	—

NET INCOME	$301	$277	$6	$298	$(581)	$301

Condensed Consolidating Balance Sheet

	As at September 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$62	$147	$—	$210
Fiduciary funds—restricted	—	—	62	1,628	—	1,690
Accounts receivable	129	2,888	3,826	10,296	(8,535)	8,604
Fixed assets	—	—	26	253	—	279
Goodwill and other intangible assets	—	—	—	276	1,451	1,727
Investments in associates	—	—	—	241	(46)	195
Net deferred tax assets	—	—	1	103	(59)	45
Pension benefits asset	—	—	—	313	—	313
Other assets	1	92	28	187	21	329
Equity accounted subsidiaries	1,408	2,055	720	2,636	(6,819)	—

TOTAL ASSETS	$1,539	$5,035	$4,725	$16,080	$(13,987)	$13,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$203	$3,593	$3,516	$11,020	$(8,521)	$9,811
Deferred revenue and accrued expenses	1	2	2	359	(13)	351
Income taxes payable	—	123	—	39	(59)	103
Long-term debt	—	—	1,200	—	—	1,200
Liability for pension benefits	—	—	—	20	—	20
Other liabilities	38	—	29	454	49	570

Total liabilities	242	3,718	4,747	11,892	(8,544)	12,055

MINORITY INTEREST	—	—	—	3	37	40
STOCKHOLDERS' EQUITY	1,297	1,317	(22)	4,185	(5,480)	1,297

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,539	$5,035	$4,725	$16,080	$(13,987)	$13,392

Condensed Consolidating Balance Sheet

	As at December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$2	$65	$46	$175	$—	$288
Fiduciary funds—restricted	—	—	72	1,700	—	1,772
Accounts receivable	15	2,534	4,056	10,529	(8,378)	8,756
Fixed assets	—	—	20	147	—	167
Goodwill and other intangible assets	—	—	—	258	1,398	1,656
Investments in associates	—	—	—	209	(36)	173
Net deferred tax assets	—	—	5	126	(59)	72
Pension benefits asset	—	—	—	166	—	166
Other assets	—	54	1	393	(120)	328
Equity accounted subsidiaries	1,543	2,275	864	2,534	(7,216)	—

TOTAL ASSETS	$1,560	$4,928	$5,064	$16,237	$(14,411)	$13,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$68	$3,295	$4,286	$10,778	$(8,365)	$10,062
Deferred revenue and accrued expenses	—	1	2	419	8	430
Income taxes payable	—	132	1	27	(106)	54
Long-term debt	—	—	800	—	—	800
Liability for pension benefits	—	—	—	34	—	34
Other liabilities	38	—	52	390	22	502

Total liabilities	106	3,428	5,141	11,648	(8,441)	11,882

MINORITY INTEREST	—	—	—	2	40	42
STOCKHOLDERS' EQUITY	1,454	1,500	(77)	4,587	(6,010)	1,454

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,560	$4,928	$5,064	$16,237	$(14,411)	$13,378

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$544	$2,413	$139	$184	$(3,047)	$233

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	—	—	(10)	(125)	—	(135)
Acquisitions of subsidiaries, net of cash acquired	(36)	—	—	(40)	—	(76)
Investments in associates	—	—	—	(1)	—	(1)
Proceeds on disposal of fixed and intangible assets	—	—	—	21	—	21
Other	—	—	—	12	—	12

Net cash used in investing activities	(36)	—	(10)	(133)	—	(179)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	—	—	(200)	—	—	(200)
Senior notes issued, net of debt issuance costs	—	—	594	—	—	594
Repurchase of shares	(457)	—	—	—	—	(457)
Amounts owed by and to Group undertakings	38	394	(507)	75	—	—
Proceeds from issue of shares	17	—	—	3	—	20
Excess tax benefits from share-based payment arrangements	—	—	—	8	—	8
Dividends paid	(107)	(2,872)	—	(175)	3,047	(107)

Net cash used in financing activities	(509)	(2,478)	(113)	(89)	3,047	(142)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	(65)	16	(38)	—	(88)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	10	—	10
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2	65	46	175	—	288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$62	$147	$—	$210

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$39	$(3)	$92	$(51)	$75

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	—	—	(6)	(29)	—	(35)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(47)	—	(47)
Investments in associates	—	—	—	(25)	—	(25)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	4	—	4
Proceeds on disposal of fixed and intangible assets	—	—	—	58	—	58
Other	—	—	—	10	—	10

Net cash used in investing activities	—	—	(6)	(29)	—	(35)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from drawdown on revolving credit facility	—	—	35	—	—	35
Repurchase of shares	(32)	—	—	—	—	(32)
Amounts owed by and to Group undertakings	136	(81)	(25)	(30)	—	—
Proceeds from issue of shares	6	—	—	6	—	12
Excess tax benefits from share-based payment arrangements	—	—	—	8	—	8
Dividends paid	(108)	—	—	(51)	51	(108)

Net cash provided by (used in) financing activities	2	(81)	10	(67)	51	(85)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(42)	1	(4)	—	(45)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	42	19	131	—	193

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$20	$133	$—	$154

14.    FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

The Company filed a shelf registration on Form S-3 on June 21, 2006 under which Willis Group Holdings may offer debt securities, preferred stock, common stock and other securities. In addition, Trinity Acquisition Limited may offer debt securities ("the Subsidiary Debt Securities"). The Subsidiary Debt Securities, if issued, will be guaranteed by certain of the Company's subsidiaries.

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

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$549	$—	$549
Investment income	—	—	—	54	(29)	25

Total revenues	—	—	—	603	(29)	574

EXPENSES
Salaries and benefits	—	—	—	(357)	5	(352)
Other operating expenses	(1)	—	(1)	(130)	16	(116)
Depreciation expense and amortization of intangible assets	—	—	—	(15)	(1)	(16)
Gain on disposal of London headquarters	—	—	—	3	—	3

Total expenses	(1)	—	(1)	(499)	20	(481)

OPERATING (LOSS) INCOME	(1)	—	(1)	104	(9)	93
Investment income from Group undertakings	425	1,352	490	791	(3,058)	—
Interest expense	(2)	(3)	(9)	(95)	92	(17)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	422	1,349	480	800	(2,975)	76
INCOME TAXES	—	1	(13)	(37)	37	(12)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	422	1,350	467	763	(2,938)	64
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	5	—	5
MINORITY INTEREST, NET OF TAX	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	(355)	(1,879)	(978)	—	3,212	—

NET INCOME (LOSS)	$67	$(529)	$(511)	$768	$272	$67

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$519	$—	$519
Investment income	—	—	—	40	(16)	24

Total revenues	—	—	—	559	(16)	543

EXPENSES
Salaries and benefits	—	—	—	(386)	3	(383)
Other operating expenses	—	—	—	(144)	6	(138)
Depreciation expense and amortization of intangible assets	—	—	—	(15)	(2)	(17)
Gain on disposal of London headquarters	—	—	—	99	—	99
Net loss on disposal of operations	—	—	—	(7)	—	(7)

Total expenses	—	—	—	(453)	7	(446)

OPERATING INCOME	—	—	—	106	(9)	97
Investment income from Group undertakings	—	—	41	39	(80)	—
Interest expense	(1)	—	(9)	(85)	86	(9)

(LOSS) INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(1)	—	32	60	(3)	88
INCOME TAXES	—	—	(11)	(3)	11	(3)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(1)	—	21	57	8	85
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	6	—	6
MINORITY INTEREST, NET OF TAX	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	90	77	62	—	(229)	—

NET INCOME	$89	$77	$83	$63	$(223)	$89

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,867	$—	$1,867
Investment income	—	—	—	148	(76)	72

Total revenues	—	—	—	2,015	(76)	1,939

EXPENSES
Salaries and benefits	—	—	—	(1,102)	13	(1,089)
Other operating expenses	(1)	—	(3)	(366)	29	(341)
Depreciation expense and amortization of intangible assets	—	—	—	(41)	(8)	(49)
Gain on disposal of London headquarters	—	—	—	9	—	9

Total expenses	(1)	—	(3)	(1,500)	34	(1,470)

OPERATING (LOSS) INCOME	(1)	—	(3)	515	(42)	469
Investment income from Group undertakings	552	1,353	570	996	(3,471)	—
Interest expense	(7)	(5)	(26)	(302)	292	(48)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	544	1,348	541	1,209	(3,221)	421
INCOME TAXES	—	1	(30)	(105)	18	(116)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	544	1,349	511	1,104	(3,203)	305
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	20	—	20
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(9)	(11)
EQUITY ACCOUNT FOR SUBSIDIARIES	(230)	(2,102)	(1,235)	—	3,567	—

NET INCOME (LOSS)	$314	$(753)	$(724)	$1,122	$355	$314

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,743	$—	$1,743
Investment income	—	—	—	99	(35)	64

Total revenues	—	—	—	1,842	(35)	1,807

EXPENSES
Salaries and benefits	—	—	—	(1,092)	10	(1,082)
Other operating expenses	(1)	—	(3)	(390)	43	(351)
Depreciation expense and amortization of intangible assets	—	—	—	(38)	(8)	(46)
Gain on disposal of London headquarters	—	—	—	99	—	99
Net loss on disposal of operations	—	—	—	(7)	—	(7)

Total expenses	(1)	—	(3)	(1,428)	45	(1,387)

OPERATING (LOSS) INCOME	(1)	—	(3)	414	10	420
Investment income from Group undertakings	—	—	120	180	(300)	—
Interest expense	(1)	—	(26)	(244)	244	(27)

(LOSS) INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(2)	—	91	350	(46)	393
INCOME TAXES	—	—	(35)	(69)	3	(101)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(2)	—	56	281	(43)	292
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	20	—	20
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(9)	(11)
EQUITY ACCOUNT FOR SUBSIDIARIES	303	277	236	—	(816)	—

NET INCOME	$301	$277	$292	$299	$(868)	$301

Condensed Consolidating Balance Sheet

	As at September 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$—	$209	$—	$210
Fiduciary funds—restricted	—	—	—	1,690	—	1,690
Accounts receivable	129	425	1,644	14,941	(8,535)	8,604
Fixed assets	—	—	—	279	—	279
Goodwill and other intangible assets	—	—	—	276	1,451	1,727
Investments in associates	—	—	—	241	(46)	195
Net deferred tax assets	—	—	—	104	(59)	45
Pension benefits asset	—	—	—	313	—	313
Other assets	1	1	—	306	21	329
Equity accounted subsidiaries	1,408	1,419	731	5,445	(9,003)	—

TOTAL ASSETS	$1,539	$1,845	$2,375	$23,804	$(16,171)	$13,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$203	$528	$760	$16,841	$(8,521)	$9,811
Deferred revenue and accrued expenses	1	—	—	363	(13)	351
Income taxes payable	—	—	68	94	(59)	103
Long-term debt	—	—	—	1,200	—	1,200
Liability for pension benefits	—	—	—	20	—	20
Other liabilities	38	—	—	483	49	570

Total liabilities	242	528	828	19,001	(8,544)	12,055

MINORITY INTEREST	—	—	—	3	37	40
STOCKHOLDERS' EQUITY	1,297	1,317	1,547	4,800	(7,664)	1,297

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,539	$1,845	$2,375	$23,804	$(16,171)	$13,392

Condensed Consolidating Balance Sheet

	As at December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$2	$—	$—	$286	$—	$288
Fiduciary funds—restricted	—	—	—	1,772	—	1,772
Accounts receivable	15	24	1,576	15,519	(8,378)	8,756
Fixed assets	—	—	—	167	—	167
Goodwill and other intangible assets	—	—	—	258	1,398	1,656
Investments in associates	—	—	—	209	(36)	173
Net deferred tax assets	—	—	—	131	(59)	72
Pension benefits asset	—	—	—	166	—	166
Other assets	—	—	—	448	(120)	328
Equity accounted subsidiaries	1,543	1,498	897	5,337	(9,275)	—

TOTAL ASSETS	$1,560	$1,522	$2,473	$24,293	$(16,470)	$13,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$68	$22	$782	$17,555	$(8,365)	$10,062
Deferred revenue and accrued expenses	—	—	—	422	8	430
Income taxes payable	—	—	99	61	(106)	54
Long-term debt	—	—	—	800	—	800
Liability for pension benefits	—	—	—	34	—	34
Other liabilities	38	—	—	442	22	502

Total liabilities	106	22	881	19,314	(8,441)	11,882

MINORITY INTEREST	—	—	—	2	40	42
STOCKHOLDERS' EQUITY	1,454	1,500	1,592	4,977	(8,069)	1,454

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,560	$1,522	$2,473	$24,293	$(16,470)	$13,378

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$544	$1,349	$540	$847	$(3,047)	$233

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	—	—	—	(135)	—	(135)
Acquisitions of subsidiaries, net of cash acquired	(36)	—	—	(40)	—	(76)
Investments in associates	—	—	—	(1)	—	(1)
Proceeds on disposal of fixed and intangible assets	—	—	—	21	—	21
Other	—	—	—	12	—	12

Net cash used in investing activities	(36)	—	—	(143)	—	(179)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	—	—	—	(200)	—	(200)
Senior notes issued, net of debt issuance costs	—	—	—	594	—	594
Repurchase of shares	(457)	—	—	—	—	(457)
Amounts owed by and to Group undertakings	38	103	(90)	(51)	—	—
Proceeds from issue of shares	17	—	—	3	—	20
Excess tax benefits from share-based payment arrangements	—	—	—	8	—	8
Dividends paid	(107)	(1,452)	(450)	(1,145)	3,047	(107)

Net cash used in financing activities	(509)	(1,349)	(540)	(791)	3,047	(142)

DECREASE IN CASH AND CASH EQUIVALENTS	(1)	—	—	(87)	—	(88)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	10	—	10
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2	—	—	286	—	288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$—	$209	$—	$210

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2)	$—	$90	$38	$(51)	$75

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	—	—	—	(35)	—	(35)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(47)	—	(47)
Investment in associates	—	—	—	(25)	—	(25)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	4	—	4
Proceeds on disposal of fixed and intangible assets	—	—	—	58	—	58
Other	—	—	—	10	—	10

Net cash used in investing activities	—	—	—	(35)	—	(35)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from drawdown on revolving credit facility	—	—	—	35	—	35
Repurchase of shares	(32)	—	—	—	—	(32)
Amounts owed by and to Group undertakings	136	—	(93)	(43)	—	—
Proceeds from issue of shares	6	—	—	6	—	12
Excess tax benefits from share-based payment arrangements	—	—	—	8	—	8
Dividends paid	(108)	—	—	(51)	51	(108)

Net cash provided by (used in) financing activities	2	—	(93)	(45)	51	(85)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(3)	(42)	—	(45)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	3	189	—	193

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$—	$153	$—	$154

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes references to non-GAAP financial measures as defined in Regulation G of SEC rules. We present such non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company's operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. These financial measures should be viewed in addition to, not in lieu of, the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2007.

SUMMARY

Overview

The difficult market conditions in first half 2007 have continued into the third quarter 2007 with further rate decreases across most sectors of the market in which we operate. We believe premium rate declines are between 15 to 20 percent in the United States and 5 to 20 percent elsewhere.

In the reinsurance market, we have seen a combination of declining rates, a reduction in amounts reinsured and other changes, including recent changes in Florida legislation which significantly increased capacity and reduced prices. Although premium rates have declined by between 5 and 10 percent on average, the most significant impact on reinsurance growth has been higher retentions at the primary underwriters. We expect the reinsurance market to continue to soften in light of favorable loss trends and the strong reserves and returns on equities achieved by the insurance companies.

Despite these difficult trading conditions, we reported 4 percent organic commissions and fee growth for the three and nine months ended September 30, 2007 and a 1 percentage point increase in our operating margin for the nine months ended September 30, 2007 compared with 2006. We continue to execute on our Shaping our Future strategy to deliver productivity improvements and profitable growth. This has contributed to improved margins in our North America and International retail businesses and mitigated the margin decrease in our Global operations which reflected investments made in analytics and capital market capabilities in our reinsurance operations and an adverse impact from foreign exchange.

Results for third quarter 2007

Total revenues at $574 million for third quarter 2007 were $31 million, or 6 percent, higher than in 2006 mainly reflecting strong net new business in International.

Operating margin was 16 percent for third quarter 2007 compared with 18 percent for the same period in 2006. The year on year movement in third quarter margin reflected:

  •
  the gain on disposal of our London headquarters in 2006 (equivalent to approximately a 18 percentage point reduction in margin);

  •
  the $84 million expenditure in third quarter 2006 to launch our Shaping our Future strategy (equivalent to approximately a 15 percentage point increase in margin);

  •
  the benefit of 2007 cost savings relating to our Shaping our Future strategy, a lower pension charge and good expense control; and

  •
  an adverse year on year impact from foreign currency translation (equivalent to approximately a 1 percentage point decrease in margin).

Net income for third quarter 2007 was $67 million, or $0.46 per diluted share, compared with $89 million, or $0.56 per diluted share, in 2006. Net income in 2006 was significantly affected by the $91 million post-tax gain on the disposal of our London headquarters (equivalent to $0.57 per diluted share) and the $59 million post-tax expenditure to launch our Shaping our Future strategy (equivalent to $0.37 per diluted share).

Results for the nine months ended September 30, 2007

Net income for the nine months ended September 30, 2007 was $314 million, or $2.12 per diluted share, compared with $301 million, or $1.89 per diluted share, in 2006. Total revenues at $1,939 million were $132 million, or 7 percent, higher than in 2006 of which 5 percent was attributable to net new business largely arising in our International and North America operations.

Operating margin for the nine months ended September 30, 2007 was 24 percent compared with 23 percent in 2006.

Shaping our Future

In the nine months ended September 30, 2007 we have continued to execute on the Shaping our Future strategy that we initiated in 2006. This strategy aims to drive profitable growth over the next few years. Achievements to date include:

  •
  the delivery of our Eclipse technology, the new end-to-end process for our London Market businesses, with benefits to date in excess of $6 million. This was successfully implemented in Aerospace, our pilot division, at the beginning of April 2007 and will be rolled out to our Global Markets and Financial Institutions businesses by the end of 2007;

  •
  realized benefits of $10 million from our International efficiency programs; and

  •
  a $15 million benefit to date from our client profitability program. This program is now being rolled out to our retail network, including North America, Australia and our major European operations.

Future outlook

For full year 2007, we expect:

  •
  that there will be continued organic growth in commissions and fees;

  •
  to expand our adjusted operating margin (operating margin excluding net gains and losses on disposals and other one-time items) to approximately 24 percent compared with 23 percent for full year 2006. In particular, we expect the 2006 expenditure on Shaping our Future initiatives to generate a benefit, net of incremental real estate costs relating to our new US and UK headquarters buildings, of approximately $20 million in 2007;

  •
  that, given current exchange rates and the foreign exchange gains we recognized last year, there will be a negative impact on 2007 earnings compared with 2006 due to foreign exchange;

  •
  that our underlying tax rate, excluding the tax effects of the disposal of our London headquarters, and share-based compensation, and the release of tax provisions relating to the resolution of prior period tax positions, will be approximately 31 percent on the assumption that there is no material change in the geographical mix of our profits; and

  •
  our adjusted earnings per diluted share (earnings per diluted share excluding net gains and losses on disposals and other one-time items) for full year 2007 will be in the range of $2.60 to $2.70.

We announced at our Investor Day on November 2, 2007 that, following the tangible results of our Shaping our Future strategy, we expect to invest further in key profitable growth initiatives in 2008.

Therefore, we expect adjusted operating margin to remain at 24 percent in 2008 and then expand in 2009 and 2010 to reach our previously stated goal of 28 percent or more for full year 2010.

We also announced our long-term financial goals at our Investor Day relating to adjusted earnings per diluted share: specifically we announced our goal to deliver adjusted earnings per diluted share in the range of $2.85 to $2.95 in 2008, $3.30 to $3.40 in 2009, and $4.00 to $4.10 in 2010. These figures assume $0.15 accretion in 2008 increasing to $0.30 by 2010 as a result of share buybacks.

Acquisitions

In second quarter 2007, we acquired Chicago-based InsuranceNoodle and an additional 17 percent stake in Coyle Hamilton Willis, our Irish subsidiary.

InsuranceNoodle is an internet distributor of US small business property-casualty insurance with annual revenues of approximately $6 million. We believe that InsuranceNoodle's web-enabled business model, combined with its strong carrier relationships and distribution through over 2,500 agents across the United States, offers us a greatly improved, lower-cost way to reach and service this key US market.

Cash and financing

Cash at September 30, 2007 was $210 million; $78 million lower than at December 31, 2006. Net cash from operating activities of $233 million, together with cash brought forward, were used to fund dividend payments of $107 million; fixed asset additions of $135 million of which $85 million related to our new US and UK headquarters buildings; and acquisitions of $77 million.

Total long-term debt at September 30, 2007 was $1,200 million (December 31, 2006: $800 million) and total stockholders' equity was $1,297 million (December 31, 2006: $1,454 million) giving a capitalization ratio (total long-term debt to total long-term debt and stockholders' equity) of 48 percent at September 30, 2007 compared with 35 percent at December 31, 2006. The increase in this ratio was principally attributable to a $600 million debt issue and share repurchases totaling $458 million in 2007.

In March 2007, we issued $600 million of 10 year senior notes at 6.20 percent. We used the proceeds of the notes to fund share buybacks in the period and to repay outstanding borrowings of $200 million under our revolving credit facility.

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaces our previous $1 billion buyback program and its remaining $308 million authorization.

In addition, on November 7, 2007, we amended our revolving credit facility to increase the permitted leverage ratio (defined as net indebtedness to consolidated EBITDA for the prior four quarters) from 2.5:1.0 to 3.0:1.0. At September 30, 2007, our leverage ratio was approximately 1.4:1.0, up from 0.8:1.0 at December 31, 2006. We believe this amendment provides us with flexibility to increase our leverage and that we can manage our capital efficiently whilst maintaining our investment grade credit ratings.

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

In 2007, the market has softened further with decreases in many of the market sectors in which we operate, including declines of between 5 and 20 percent in many territories.

OPERATING RESULTS

Revenues

				Change attributable to:
Three months ended September 30,	2007	2006(i)	% change	Foreign currency translation	Acquisitions and disposals	Market remuneration	Organic revenue growth(ii)
	(millions)
Global	$161	$160	1%	(1)%	0%	0%	2%
North America	185	180	3%	0%	1%	0%	2%
International	203	179	13%	6%	0%	0%	7%

Commissions and fees	$549	$519	6%	2%	0%	0%	4%
Investment income	25	24	4%	9%	1%	0%	(6)%

Total revenues	$574	$543	6%	2%	1%	0%	3%

Nine months ended September 30,
Global	$608	$586	4%	1%	1%	0%	2%
North America	570	548	4%	0%	0%	0%	4%
International	689	609	13%	6%	0%	0%	7%

Commissions and fees	$1,867	$1,743	7%	2%	1%	0%	4%
Investment income	72	64	13%	8%	1%	0%	4%

Total revenues	$1,939	$1,807	7%	2%	1%	0%	4%

(i)
Effective January 1, 2007 we changed our management structure. Our UK and Irish retail operations, Willis UK and Ireland, which were previously within our Global division, have been combined with our other international units to create a single International segment (Q3 2006 revenue reclassification of $69 million, Q3 YTD 2006 $214 million). The new International segment incorporates all our retail operations outside North America. Our energy business previously reported in our North America division is now reported within our Global division (Q3 2006 revenue reclassification of $5 million, Q3 YTD 2006 $13 million). Our prior period revenue analysis has been adjusted to reflect our new internal reporting structure.

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

Third quarter 2007 revenues at $574 million were $31 million, or 6 percent, higher than in third quarter 2006 of which 2 percent was attributable to foreign currency translation and 1 percent to net acquisitions and disposals. Revenues for the nine months ended September 30, 2007 were $1,939 million, or 7 percent, higher than in 2006 of which 2 percent was attributable to foreign currency translation and 1 percent to net acquisitions and disposals.

Our International and Global operations earn a portion of their revenues in currencies other than the US dollar. For the three and nine months ended September 30, 2007, reported revenues in International benefited significantly from the year on year effect of foreign currency translation, in particular due to the weakening of the dollar against sterling and the euro, compared with 2006.

Net acquisitions and disposals added a net 1 percent to total revenues for the nine months ended September 30, 2007 which was primarily attributable to Willis Gras Savoye Re, a new venture with Gras Savoye, whose revenues to date were mainly earned in the first quarter of the year.

Organic growth in commissions and fees was 4 percent for both third quarter 2007 and the nine months ended September 30, 2007 compared with 2006, mainly reflecting net new business growth of 6 percent in third quarter 2007 and 5 percent for the nine months ended September 30, 2007, together with the benefit of maintaining client retention levels in excess of 90 percent.

Organic growth in commissions and fees for third quarter 2007 included a negative 2 percent impact from premium rates and other market factors, with the impact of the significant rate decreases largely offset by the benefit of other market factors, including higher commission rates, client profitability analyses, higher insured values and changes in limits or exposures. There was a negative 1 percent impact from rates and other market factors on organic growth in the nine months ended September 30, 2007.

Global:    In our Global operations, which comprise our reinsurance and global specialties businesses, organic revenue growth was 2 percent for both third quarter 2007 and the nine months ended September 30, 2007 compared with 2006. Third quarter 2007 revenue growth in Global Specialties was offset by negative growth in reinsurance.

Global Specialties reported double digit revenue growth in third quarter 2007, reflecting the benefit of one-time income from satellite launches, together with good performances from Energy, Financial Institutions, Construction and Niche. This revenue growth was achieved despite significant rate reductions, with Aerospace and Marine rates decreasing by some 20 percent year on year and Financial Institutions, Energy and Niche experiencing year on year decreases of some 10 to 15 percent.

Reinsurance organic revenue growth was negative in third quarter 2007 and broadly neutral for the nine months ended September 30, 2007 and was adversely impacted by a combination of declining rates, a reduction in amounts reinsured and other changes, including recent changes in Florida legislation which significantly increased capacity and reduced prices. Although premium rates have declined by between 5 and 10 percent on average, the most significant impact on reinsurance growth has been higher retentions at the primary underwriters. Client retention rates, however, remain high. We expect the reinsurance market to continue to soften in the light of favorable loss trends, and the strong reserves and returns on equities achieved by the insurance companies.

North America:    North America reported 2 percent year on year organic growth for third quarter 2007 and 4 percent for the nine months ended September 30, 2007. Rates continue to decline in the United States: MarketScout data for third quarter 2007 showed property and casualty rate declines for each month, with an average decline of about 14 percent for the quarter. Despite the declining rates, we saw good growth in the Southeast, Central, West and New York regions and in programs business this quarter.

The rate of organic revenue growth in our North America operations has moderated this year compared to previous years as we moderated the pace of hiring compared with 2005 and have concentrated on profitable growth: over the last two years we have increased our revenue per full-time-equivalent ("FTE") employee to approximately $250,000 which has contributed to margin expansion.

International:    Organic revenue growth in commissions and fees was 7 percent for both third quarter 2007 and for the nine months ended September 30, 2007 compared with 2006 despite declining rates in most countries, with decreases of between 5 and 20 percent.

We have seen consistent growth in our International business over the last two years, with the last six quarters all showing growth of 6 percent or higher. This continues to be driven by very strong growth in the emerging markets, particularly Latin America, Russia, China and Asia, all of which continue to generate strong double-digit growth. The emerging market growth was complemented by high single digit growth in mainland Europe, especially in eastern Europe. However, there was a modest third quarter decline in our UK and Irish operations revenues compared with 2006 primarily due to the declining rates environment, with decreases averaging between 15 and 20 percent.

General and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(millions, except percentages)
Salaries and benefits	$352	$383	$1,089	$1,082
(after charging share-based compensation of	8	7	26	15)
Other	116	138	341	351

General and administrative expenses	$468	$521	$1,430	$1,433

Salaries and benefits as a percentage of revenues	61%	71%	56%	60%

Third quarter 2007

General and administrative expenses at $468 million were $53 million, or 10 percent, lower than in third quarter 2006 despite a negative 3 percent impact from foreign currency translation. This decrease was mainly attributable to third quarter 2006 strategic initiative expenditure of $75 million relating to the launch of our Shaping our Future strategy, of which $43 million related to salaries and benefits and $32 million to other operating expenses.

Salaries and benefits were 61 percent of third quarter 2007 revenues, compared with 71 percent in third quarter 2006, with the decrease reflecting:

  •
  the $43 million benefit as a result of third quarter 2006 strategic initiative expenditure, equivalent to approximately 8 percentage points;

  •
  the benefits of cost controls and our Shaping our Future initiatives; and

  •
  a $9 million reduction in pension charges, equivalent to approximately 2 percentage points. This decrease was mainly attributable to the increased return on assets in the UK plan reflecting higher asset levels due to the significant additional contributions we made in 2006;

partly offset by

  •
  an adverse impact from foreign currency translation, equivalent to approximately 3 percentage points; and

  •
  continued hiring in targeted development areas, including energy, construction, marine, financial institutions, reinsurance analytics and employee benefits. Our past experience shows that new brokers generally take 18 to 24 months before they are profitable. The compensation ratio is therefore adversely impacted by the elapse of time between the higher salaries and recruitment costs and the benefit of the incremental revenue streams.

Net headcount on a full time equivalent ("FTE") basis was approximately 13,000 at both September 30, 2007 and December 31, 2006. For the twelve months to September 30, 2007 revenues per FTE employee were approximately $192,000 compared with $182,000 per FTE employee for the twelve months to September 30, 2006, an increase of 5 percent. This increase reflected the benefit of improvements in our retail operations in North America and International. Revenues per FTE employee in our Global operations were broadly in line with 2006, with the benefit of productivity improvements largely offset by lower revenues in reinsurance reflecting the difficult trading environment.

Other expenses were 20 percent of revenues in third quarter 2007 compared with 25 percent in 2006. This decrease reflects an improvement of 6 percentage points attributable to the non-recurrence of our third quarter 2006 strategic initiative expenditure, together with the benefits of our continued focus on cost control, partly offset by the rental on our new London headquarters and the impact of foreign currency translation.

Other expenses in third quarter 2007 include $3 million of rent on our existing London headquarters building, following its sale and leaseback in September 2006. We expect to terminate this lease by the end of September 2008. Of the $121 million pre-tax gain on the sale of the building, $22 million was deferred and is being recognized over the expected two year life of the lease, of which $3 million was recognized in third quarter 2007.

Practical completion of our new London building occurred at the end of June 2007 giving us control of the building. Rent has to be expensed from when we took control of the building rather than from when we occupy the building. Therefore, we recognized additional rental expense in respect of our new building of $8 million in third quarter 2007.

Nine months ended September 30, 2007

General and administrative expenses at $1,430 million for the nine months ended September 30, 2007 were $3 million lower than in 2006 despite a 4 percent adverse impact from foreign currency translation.

Salaries and benefits were $1,089 million, or 56 percent of revenues, in the first nine months of 2007 compared with $1,082 million, or 60 percent of revenues in 2006. The decrease in the compensation ratio (salaries and benefits as a percentage of revenues) was mainly attributable to:

  •
  the $43 million expenditure on strategic initiatives in third quarter 2006, equivalent to approximately 2 percentage points;

  •
  a $25 million reduction in the pension charge, equivalent to approximately 1 percentage point. This decrease was mainly attributable to the increased return on assets in the UK plan reflecting higher asset levels due to the significant additional contributions we made in 2006; and

  •
  cost controls and the benefits of our 2006 expenditure on Shaping our Future initiatives;

partly offset by

  •
  an adverse impact from foreign currency translation, equivalent to approximately 4 percentage points; and

  •
  continued hiring in targeted development areas, including energy, construction, marine, financial institutions, reinsurance analytics and employee benefits.

Other expenses at $341 million were $10 million, or 3 percent lower, than in 2006 despite a 1 percent adverse impact from foreign currency.

Other expenses were 18 percent of revenues in the first nine months of 2007 compared with 19 percent in 2006 with the decrease reflecting the benefits of good cost control partly offset by increased property costs, including the rental on our new London headquarters building and the $9 million rent on our existing London headquarters building, following its sale and leaseback in September 2006.

Operating income and margin (operating income as a percentage of revenues)

	Three months ended September 30,
	2007			2006
	Revenues	Operating Income	Operating margin	Revenues	Operating Income	Operating margin
	(millions)			(millions)
Global	$173	$36	21%	$173	$42	24%
North America	190	31	16%	185	27	15%
International	211	26	12%	185	18	10%
Total Retail	401	57	14%	370	45	12%
Corporate & other(1)	—	—	n/a	—	10	n/a

Total Consolidated	$574	$93	16%	$543	$97	18%

	Nine months ended September 30,
	2007			2006
	Revenues	Operating Income	Operating margin	Revenues	Operating Income	Operating margin
	(millions)			(millions)
Global	$642	$218	34%	$619	$224	36%
North America	585	106	18%	563	71	13%
International	712	160	22%	625	122	20%
Total Retail	1,297	266	21%	1,188	193	16%
Corporate & other(1)	—	(15)	n/a	—	3	n/a

Total Consolidated	$1,939	$469	24%	$1,807	$420	23%

(1)
Corporate & other includes the costs of our holding company; certain foreign exchange hedging activities; amortization of intangibles; net gains and losses on the disposal of operations; and, in 2006, the $99 million profit on disposal of our London headquarters and the $84 million expenditure on Shaping our Future initiatives which were held centrally.

Third quarter 2007

Operating margin was 16 percent in third quarter 2007 compared with 18 percent in third quarter 2006. This decrease reflected the impact of:

  •
  the $99 million pre-tax gain on the sale of our London headquarters in 2006 (equivalent to 18 percentage points); and

  •
  a 300 basis point margin reduction in our Global operations, mainly reflecting the difficult reinsurance trading environment, partly offset by the benefit of our productivity initiatives and the benefit of a lower pension charge in our UK operations;

partly offset by

  •
  the $84 million of expenditure to launch our Shaping our Future strategic initiatives in third quarter 2006 (equivalent to 15 percentage points); and

  •
  a 200 basis point improvement in our retail margin, reflecting increased margins in both International and North America as a result of our focus on productivity and profitable growth, together with the benefit of a lower pension charge in our UK and US operations.

Nine months ended September 30, 2007

Operating margin for the nine months ended September 30, 2007 was 24 percent compared with 23 percent in 2006. This increase reflected the impact of:

  •
  the $88 million of expenditure in 2006 in support of our Shaping our Future strategic initiatives; and

  •
  a 500 basis point improvement in our retail margin, reflecting the increased margins in both North America and International as a result of our focus on productivity and profitable growth, together with the benefit of a lower pension charge in our UK and US operations;

partly offset by

  •
  the $99 million pre-tax gain on the sale of our London headquarters; and

  •
  a 200 basis point reduction in Global's operating margin mainly reflecting the difficult reinsurance trading environment, partly offset by the benefit of our productivity initiatives and the benefit of a lower pension charge in our UK operations.

Income taxes

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(millions, except percentages)
Income before taxes	$76	$88	$421	$393
Income taxes	12	3	116	101
Effective tax rate	16%	3%	28%	26%

Third quarter 2007

The effective tax rates for both third quarter 2007 and 2006 benefited from the release of tax provisions relating to prior tax periods following the resolution of tax issues surrounding prior debt refinancings. In addition, the third quarter 2006 effective tax rate benefited from a low tax rate on the sale of our London headquarters.

Nine months ended September 30, 2007

The increase in the effective tax rate from 26 percent in 2006 to 28 percent in 2007 mainly reflected the low rate of tax on the disposal of our London headquarters in 2006 partly offset by the implementation of tax strategies in 2007 and a change in the geographical mix of income.

Net income and earnings per diluted share

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(millions, except per share data)
Net income	$67	$89	$314	$301
Earnings per diluted share	$0.46	$0.56	$2.12	$1.89
Average diluted number of shares outstanding	145	159	148	159

Third quarter 2007

Net income for third quarter 2007 was $67 million, or $0.46 per diluted share, compared with $89 million, or $0.56 per diluted share, in 2006 with the movement mainly reflecting the impact of:

  •
  the $91 million post-tax gain on the sale of our London headquarters in third quarter 2006 (equivalent to $0.57 per diluted share); and

  •
  a $6 million increase in post-tax interest expense reflecting increased long term borrowing to fund share buybacks and additional pension contributions (equivalent to $0.04 per diluted share);

partly offset by

  •
  the $59 million post-tax impact of expenditure in 2006 to launch our Shaping our Future strategic initiatives (equivalent to $0.37 per diluted share); and

  •
  increased revenues and the improved margin in third quarter 2007 as discussed above.

Foreign currency translation had a $0.02 adverse year on year impact on earnings per diluted share.

Average sharecount reduced from 159 million in third quarter 2006 to 145 million in third quarter 2007 primarily reflecting the 15 million shares repurchased under accelerated share repurchase programs in November 2006 and March 2007. After taking into account incremental funding costs, there was a $0.02 benefit to third quarter 2007 diluted earnings per share from these share buybacks.

Nine months ended September 30, 2007

Net income for the nine months ended September 30, 2007 was $314 million, or $2.12 per diluted share, compared with $301 million, or $1.89 per diluted share, in 2006 with the improvement mainly reflecting the impact of:

  •
  the $59 million post-tax impact of expenditure in 2006 to launch our Shaping our Future strategic initiatives (equivalent to $0.37 per diluted share); and

  •
  increased revenues and the improved margin in 2007 as discussed above;

partly offset by

  •
  the $91 million post-tax gain on the sale of our London headquarters in third quarter 2006 (equivalent to $0.57 per diluted share); and

  •
  a $15 million post-tax increase in interest expense reflecting increased long term borrowing to fund share buybacks and additional pension contributions (equivalent to $0.10 per diluted share).

Foreign currency translation had a $0.01 negative year on year impact on earnings per diluted share.

Average sharecount reduced from 159 million in the first nine months of 2006 to 148 million in the first nine months of 2007 primarily reflecting the impact of the 15 million shares repurchased under accelerated share repurchase programs in November 2006 and March 2007. After taking into account incremental funding costs, there was a $0.07 benefit to diluted earnings per share from these share buybacks for the first nine months of 2007.

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of the Company's financial condition or operating performance were discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant additions or changes to these assumptions in the first nine months of 2007.

LIQUIDITY AND CAPITAL RESOURCES

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaces our previous $1 billion buyback program and its remaining $308 million authorization.

In March 2007, we issued $600 million of 10 year senior notes at 6.20%. We used the proceeds of the notes to fund share buybacks in the period and to repay outstanding borrowings of $200 million under our revolving credit facility.

Under our previous $1 billion share buyback authorization, we repurchased 11.5 million shares at a cost of $458 million in the first nine months of 2007 through accelerated share repurchase programs. A $400 million accelerated share repurchase program that commenced in March 2007 was completed on October 18, 2007 with a final settlement of $23 million. We currently have no outstanding accelerated share repurchase programs.

On November 7, 2007, we executed an amendment to our revolving credit facility which increases our covenant leverage ratio from 2.5:1 to 3.0:1.

We continue to generate strong cash flows and we believe that these and the amendment to our revolving credit facility allow us flexibility in our capital planning. Our investment grade credit ratings were reaffirmed when we issued the $600 million of notes in the latter part of March 2007.

Operating activities

Net cash provided by operations, which excludes fiduciary cash movements, was $233 million in the first nine months of 2007 compared with $75 million in 2006. The $158 million increase reflects an $89 million increase in net income before gains relating to investment activities and the benefit of a $69 million reduction in incremental contributions to our UK and US defined benefit pension funds.

Investing activities

Total net cash used in investing activities was $179 million for the first nine months of 2007 compared with $35 million a year ago. The $144 million increase was mainly attributable to:

  •
  a $100 million increased investment in fixed assets primarily reflecting capital spend on our new US and UK headquarters buildings; and

  •
  cash proceeds on disposal of fixed and intangible assets of $21 million in the first nine months of 2007 compared with $58 million in 2006 which included $49 million relating to the first installment on the sale of our London headquarters. The remaining proceeds on the sale of our London headquarters of $153 million were received in November 2006.

Financing activities

Cash used in financing activities amounted to $142 million in the first nine months of 2007 with the $594 million proceeds, net of costs, of the March 2007 debt issue being more than offset by the $457 million repurchase of shares and the $200 million repayment on our revolving credit facility.

Cash dividends paid in the first nine months of 2007 were $107 million compared with $108 million a year ago as the cost of an increased dividend per share was offset by an 11 million reduction in basic shares outstanding, principally as a result of our share buyback program. In February 2007, the quarterly cash dividend declared was increased by 6 percent to $0.250 per share, an annual rate of $1.00 per share. At this rate, the expected annual cost of dividends payable in 2007 will be approximately $143 million. We have funded dividends from cash generated internally by operations and expect to do so in the future.

As of September 30, 2007, we had cash and cash equivalents of $210 million, compared with $288 million at December 31, 2006, and all of our $300 million revolving credit facility remained available to draw.

Contractual obligations

Our contractual obligations at September 30, 2007 were:

		Due within
Obligations	Total at September 30, 2007				Due after 48 months
		12 months	12–36 months	36–48 months
	(millions)
5.125% Senior Notes due 2010	$250	$—	$250	$—	$—
5.625% Senior Notes due 2015	350	—	—	—	350
6.200% Senior Notes due 2017	600	—	—	—	600
Interest on Senior Notes	550	70	139	114	227
Operating leases	1,300	72	119	128	981
Pensions	395	153	229	13	—
Put options relating to subsidiaries and associates(i)	508	427	69	—	12

Total contractual obligations	$3,953	$722	$806	$255	$2,170

(i)
Based on the earliest dates on which options could be exercised.

On March 28, 2007, we issued $600 million of 10 year senior notes at 6.20%. We used the proceeds of the notes to fund share buybacks and to repay outstanding borrowings of $200 million under our revolving credit facility.

In November 2004, we entered into a 25 year agreement with British Land plc relating to our new UK headquarters in London. Construction commenced in early 2005 and our occupancy is targeted for early 2008.

Following changes to UK pensions legislation in 2005, we are now required to agree a funding strategy for our UK defined benefit plan with the plan's trustees. In July 2007, we agreed to make full year contributions of $153 million for 2007, 2008 and 2009 and $51 million of full year contributions for 2010.

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

We believe that, should the aggregate amount of Gras Savoye shares be put to us, sufficient funds would be available to satisfy this obligation. In addition, we have a call option to move to majority ownership under certain circumstances and in any event by December 2009. Upon exercising this call option, the remaining Gras Savoye shareholders have a put option.

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

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Except as disclosed below, there has been no material change with respect to market risk from that described in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

On March 28, 2007, the Company issued $600 million of 10 year senior notes at 6.20 percent, with a fair value as at September 28, 2007, of $603 million. The proceeds of the note issue, together with cash on hand, were used to fund $457 million of share repurchases during the first quarter and to repay the $200 million outstanding under the Company's revolving credit facility.

During the nine months ended September 30, 2007, we reviewed and refined our foreign exchange hedging policy. Our primary foreign exchange rate risk arises from changes in the exchange rate between US dollars and pounds sterling as our UK operations earn revenues in a mixture of currencies and incur expenses predominantly in pounds sterling.

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

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that the information required to be included in the Company's periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company introduced a new Broking system as part of the 'Shaping our Future' initiative in one business unit. The system went live on December 4, 2006, processing policies with inception dates after April 1, 2007 and consequently impacting financial periods commencing after April 1, 2007. The new system has resulted in a change in the controls over initiation, authorization, recording, processing and reporting of 'revenue' in the one business unit. The system is intended, among other things, to enhance the Company's internal controls over financial reporting.

There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The information set forth in Note 5 of Notes to the Condensed Consolidated Financial Statements, provided in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A—Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" included in the Form 10-K for the year ended December 31, 2006.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2007, the Company issued a total of 7,641 shares of common stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of such Act relating to sales by an issuer not involving a public offering, none of which involved the sale of more than 1% of the outstanding common stock of the Company.

The following sales of shares related to part consideration for the acquisition of interest in the following companies:

Date of Sale	Number of Shares	Acquisition
September 28, 2007	7,641	Burkart Risk Consulting & Partner AG

The Company did not repurchase any of its own common stock during the quarter covered by this report.

On November 1, 2007, the Board of Directors authorized an open-ended plan to purchase, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, shares of the Company's common stock at an aggregate purchase price of up to $1 billion. This authorization replaced the $308 million remaining under the Company's previously announced $1 billion repurchase plan.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

None.

Item 6—Exhibits

10.1
First Amendment dated November 7, 2007 to $300 million Revolving Credit Agreement dated as of October 17, 2005 among Willis North America Inc., Willis Group Holdings Limited, Banc of America Securities Limited, Bank of America, N.A., and the lenders listed therein.
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

Dated: November 9, 2007