Form 10-K
period 2007-12-31
WILLIS GROUP HOLDINGS LTD
filed 2008-02-27
CIK 1140536

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,138,700,256.

As of February 22, 2008, there were outstanding 143,255,712 shares of common stock, par value $0.000115 per share of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Willis Group Holding Limited's 2008 Notice of Annual Meeting of Stockholders and Proxy Statement are incorporated by reference in the Form 10-K in response to Items in Part II and Part III.

WILLIS GROUP HOLDINGS LIMITED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

Certain Definitions

The following definitions apply throughout this annual report unless the context requires otherwise:

"Company or Group or Willis"	Willis Group Holdings Limited and its subsidiaries.
"Companies Act"	The Companies Act 1981 of Bermuda, as amended.
"Shares"	The shares of common stock of Willis Group Holdings Limited, par value $0.000115 per share.
"Willis Group Holdings"	Willis Group Holdings Limited.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

We have included in this document "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Examples of forward looking statements include statements we made in "Item 1—Business—Business Strategy—Shaping our Future—Financial Targets" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary—Shaping our Future" and —"Financial Targets" and elsewhere regarding such things as our outlook and guidance regarding future operating margin and adjusted earnings per diluted share, future capital expenditures, expected growth in commissions and fees, business strategies, competitive strengths, goals, the anticipated benefits of new initiatives, growth of our business and operations, plans, and references to future successes. Also, when we use the words such as "anticipate", "believe", "estimate", "expect", "intend", "plan", "probably", or similar expressions, we are making forward-looking statements.

There are important uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

  •
  our ability to implement and realize anticipated benefits of the Shaping our Future initiative and other new initiatives,

  •
  the extent and timing of, and prices paid in connection with, any share repurchases under existing or future programs,

  •
  increases in client retentions,
  •
  our ability to retain existing clients and attract new business, and our ability to retain key employees,

  •
  changes in commercial property and casualty markets, or changes in premiums and availability of insurance products due to a catastrophic event such as a hurricane,

  •
  volatility or declines in other insurance markets and the premiums on which our commissions are based,

  •
  impact of competition,

  •
  the timing or ability to carry out share repurchases or take other steps to manage our capital,

  •
  fluctuations in exchange and interest rates that could affect expenses and revenue,

  •
  rating agency actions that could inhibit ability to borrow funds or the pricing thereof,

  •
  legislative and regulatory changes affecting both our ability to operate and client demand,

  •
  potential costs and difficulties in complying with a wide variety of foreign laws and regulations, given the global scope of our operations,

  •
  changes in the tax or accounting treatment of our operations,

  •
  our exposure to potential liabilities arising from errors and omissions claims against us,

  •
  the results of regulatory investigations, legal proceedings and other contingencies, and

  •
  the timing of any exercise of put and call arrangements with associated companies.

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. See also Part I, Item 1A "Risk Factors" for additional factors.

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

Our forward-looking statements speak only as of the date made and we will not update these forward-looking statements unless the securities laws require us to do so. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document may not occur and we caution you against unduly relying on these forward-looking statements.

PART I

Item 1—Business

History and Development of the Company

Willis Group Holdings is the ultimate holding company for the Group. We trace our history to 1828 and are one of the largest insurance brokers in the world.

Willis Group Holdings was incorporated in Bermuda on February 8, 2001 as an exempted company under the Companies Act, for the sole purpose of redomiciling the ultimate parent company of the Willis Group from the United Kingdom to Bermuda.

For administrative convenience, we utilize the offices of a subsidiary company as our principal executive offices. The address is:

  Willis Group Holdings Limited
  c/o Willis Group Limited
  Ten Trinity Square
  London EC3P 3AX
  England
  Tel: +44 207 488 8111

We are moving into new offices in London and with effect from March 31, 2008, our new address will be:

  Willis Group Holdings Limited
  c/o Willis Group Limited
  The Willis Building
  51 Lime Street
  London EC3M 7DQ
  England
  Tel: +44 203 124 6000

For several years, we have focused on our core retail and specialist broking operations. We have made a number of small acquisitions around the world and have increased our ownership in several of our associates and existing subsidiaries, which were not wholly-owned, where doing so strengthened our retail network and our specialty businesses.

Available Information

Willis Group Holdings files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any documents we file at the SEC's Public Reference Room at 100 F Street, NE Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Willis Group Holdings) file electronically with the SEC. The SEC's website is www.sec.gov.

The Company makes available, free of charge through our website, www.willis.com, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and Forms 3, 4, and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Unless specifically incorporated by reference, information on our website is not a part of this Form 10-K.

The Company's Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Corporate Governance and Nominating Committee Charter are also available on our website, www.willis.com, in the Corporate Governance section, or upon written or verbal request. Requests for copies of these documents should be directed in writing to the Company Secretary at the above address.

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

We also offer clients a broad range of services to help them to identify and control their risks. These services range from strategic risk consulting (including providing actuarial analyses), to a variety of due diligence services, to the provision of practical on-site risk control services (such as health and safety or property loss control consulting) as well as analytical and advisory services (such as hazard modeling and reinsurance optimization studies). We assist clients in planning how to manage incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans. We are not an insurance company and therefore we do not underwrite insurance risks for our own account.

We and our associates serve a diverse base of clients located in approximately 190 countries. These clients include major multinational and middle-market companies in a variety of industries, as well as public institutions and individual clients. Many of our client relationships span decades. Including our associates, we have approximately 16,000 employees around the world and a network of about 300 offices in some 100 countries.

We believe we are one of only a few insurance brokers in the world possessing the global operating presence, broad product expertise and extensive distribution network necessary to meet effectively the global risk management needs of many of our clients.

Business Strategy—Shaping our Future

Shaping our Future, our strategy introduced in 2006, aims to deliver profitable growth over the next several years.

Our vision is that Willis will:

•
segment clients and deliver service consistent with their needs and target high growth businesses and geographies;

•
drive profitable growth through providing our clients with value and service above that provided by our competitors;

•
use our global scale to manage carrier relationships in the best interest of the clients and to deliver product innovation;

•
aim to deliver service to clients efficiently by streamlining our organization and utilizing industry leading technology. We expect to create the optimal platform by enhancing our service model, processes and technology;

•
become the employer of choice by creating a clear path of career development for our people and a reward and recognition framework that recognizes team work.

Financial targets

The execution of our strategy will focus on driving profitable revenue growth which will enable us to meet the following financial goals by the end of 2010:

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

We expect to deliver adjusted earnings per share (diluted earnings per share excluding net gains and losses on disposals and other one-time items) in the range of $2.85-$2.95 in 2008, $3.30-$3.40 in 2009, and $4.00-$4.10 in 2010. These figures include an estimated $0.10 accretion in 2008 increasing to $0.30 by 2010 via share buybacks.

See "Information concerning Forward-Looking Statements".

Our Business

Insurance and reinsurance is a global business, and its participants are affected by global trends in capacity and pricing. Accordingly, we operate as one global business which ensures all clients' interests are handled efficiently and comprehensively, whatever their initial point of contact. We organize our business into three segments: North America and International, which together comprise our retail operations, and Global. For information regarding revenues, operating income and total assets per segment, see Note 20 of the Consolidated Financial Statements contained herein.

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

The Global business is divided into:

•
Global Specialties; and

•
Willis Re.

Global Specialties

Global Specialties has strong global positions in Aerospace, Energy, Marine, Construction, Financial and Executive Risks and several niche businesses.

•
Aerospace

We are highly experienced in the provision of insurance and reinsurance brokerage and risk management services to Aerospace clients, including aircraft manufacturers, air cargo handlers and shippers, airport managers and other general aviation companies. Advisory services provided by aerospace include claims recovery, contract and leasing risk management, safety services and market information. Aerospace's clients are spread throughout the world and include approximately 350 airlines and in excess of 30 percent of the top 30 of the world's leading insured non-American airports by passenger movement. Aerospace is also prominent in supplying the space industry through providing insurance and risk management services to approximately 40 companies.

•
Energy

Our Energy practice provides insurance brokerage services including property damage, offshore construction, liability and control of well and pollution insurance to the energy industry. The Energy practice clients are worldwide. We are highly experienced in providing insurance brokerage for all aspects of the energy industry including exploration and production, refining and marketing, offshore construction and pipelines.

•
Marine

We provide marine insurance and reinsurance brokerage services, including hull, cargo and general marine liabilities. Marine's clients include ship owners, ship builders, logistics operators, port authorities, traders and shippers, other insurance intermediaries and insurance companies. Marine insurance brokerage is our oldest line of business dating back to our establishment in 1828.

•
Construction

The Construction Practice provides risk management advice and brokerage services for a wide range of UK and international construction activities. The clients of the construction practice include contractors, project owners, project managers, project financiers, professional consultants and insurers. We are the broker for many of the leading global construction firms.

•
Financial and Executive Risks

Our Financial and Executive Risks area specializes in broking directors' and officers' insurance as well as professional indemnity insurance for corporations and professional firms. It incorporates our political risk unit, as well as structured finance and credit teams. It also places structured crime and specialist liability insurance for clients across the broad spectrum of financial institutions as well as specializing in strategic risk assessment and transactional risk transfer solutions.

•
Niche

We have three niche business areas: Fine Art, Jewelry and Specie; Special Contingency Risks and Hughes-Gibb.

•
The Fine Art, Jewelry and Specie unit provides specialist risk management and insurance services to fine art, diamond and jewelry businesses and operators of armored cars. Coverage is also obtained for vault and bullion risks.

•
The Special Contingency Risks unit specializes in producing packages to protect corporations, groups and individuals against special contingencies such as kidnap and ransom, extortion, detention and political repatriation.

•
The Hughes-Gibb unit principally services the insurance and reinsurance needs of the horse racing and horse breeding industry.

•
Global Markets

Effective January 1, 2008, we have changed our internal reporting structure; Global Markets International, previously reported within our International division, is now reported in our Global division.

Willis Re

We are one of the world's largest intermediaries for reinsurance and have a significant market share in many of the major markets, particularly marine and aviation. In the reinsurance area our clients are both insurance and reinsurance companies.

We provide a complete range of transactional capabilities as well as analytical and advisory services such as hazard modeling, financial and balance sheet analysis and reinsurance optimization studies. We also have a consulting unit, which markets its capabilities in actuarial and hazard modeling, as well as knowledge of the financial implications of catastrophe losses.

Retail operations

Our North America and International retail operations provide services to small, medium and major corporate clients, accessing Global's specialist expertise when required.

North America

Our North America business provides risk management, insurance brokerage, related risk services, and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States and Canada. With around 50 retail offices, organized into six regions including Canada, Willis North America locally delivers our global and national resources and specialist expertise through this retail distribution network.

In addition to being organized geographically and by specialty, our North America business focuses on four client segments: global, large national/middle-market, small commercial, and private client, with service, marketing and sales platform support for each segment. Further, our North America Marketing Practice provides clients with efficient access to worldwide insurance capital.

•
North America Construction

The largest industry practice group in North America is Construction which specializes in providing risk management, insurance brokerage, and surety bonding services to the construction industry. Willis Construction provides these services to around 25 percent of the Engineering News Record Top 400 contractors (a listing of the largest 400 North American contractors based on revenue). In addition, this practice group has expertise in owner controlled insurance programs for large projects and insurance for national homebuilders.

•
Other industry practice groups

Other industry practice groups include Healthcare, serving the professional liability and other insurance and risk management needs of private and not-for-profit health systems, hospitals and physicians groups; Financial Institutions, serving the needs of large banks, insurers and other financial services firms; Mergers & Acquisitions, providing due diligence, and risk management and insurance brokerage services to private equity and merchant banking firms and their portfolio companies.

•
Employee Benefits

Willis Employee Benefits, fully integrated into the North America platform, is our largest product-based practice group and provides health, welfare and human resources consulting and brokerage services to all of our commercial client segments. This practice group's value lies in helping clients control employee benefit plan costs, reducing the amount of time human resources professionals spend administering their companies' benefit plans and educating and training employees on benefit plan issues.

•
Executive Risks

Another industry-leading North America practice group is Willis Executive Risks, a national team of technical professionals who specialize in meeting the directors & officers, employment practices, fiduciary liability insurance risk management, and claims advocacy needs of public and private corporations and organizations. This practice group also has expertise in professional liability, especially internet risks.

•
CAPS

The Captive, Actuarial, and Pooling Solutions (CAPS) practice has a national team of actuaries, certified public accountants, financial analysts and pooled insurance program experts who help large clients develop, implement and manage alternative risks financing vehicles.

•
Willis Programs

Willis Programs, based in New Hampshire with operations in Michigan and Florida, is a managing general agent/managing general underwriter and a leader in providing national insurance programs to niche industries including ski and other luxury resorts, auto dealers, and metal recyclers.

International

Our International unit consists of our retail operations in Eastern and Western Europe, UK and Ireland, Asia/Pacific, Russia, the Middle East, South Africa and Latin America, with a presence in over 100 countries worldwide.

Our offices are there to grow our business locally around the world, making use of skills, industry knowledge and expertise available elsewhere in the Group.

The services provided are focused according to the characteristics of each market and are not identical in every office, but generally include direct risk management and insurance brokerage, specialist and reinsurance brokerage and employee benefits consulting.

We target both large accounts and middle market clients. Recent global market conditions have resulted in excellent opportunities to recruit talented teams and individuals from the competition with new and complementary skills and relationships. We have a dedicated team within International working to implement our Shaping our Future strategy and initiatives, identifying opportunities for increased efficiency and growth.

We believe the combined total revenues of our International subsidiaries and associates provide an indication of the spread and capability of our International network. Our International segment generated close to 40 percent of total consolidated commissions and fees in 2007.

Emerging Markets

We have separately identified high growth markets across all International retail operations. This encompasses the fast-developing, high growth regions of Eastern Europe, Russia, Asia (excluding Japan), the Middle East and South Africa. We bring particular capabilities and scale in energy, construction, marine and aerospace to these regions.

Global Markets International

Effective January 1, 2008, we have changed our reporting structure; Global Markets International, previously reported within our International division, is now reported within our Global division.

Strategic Investments

As part of our on-going strategy, we are continually strengthening our International market share through acquisitions and strategic investments. We have acquired a controlling interest in a broad geographic spread of other brokers—a list of the significant International subsidiaries is included in Exhibit 21.1 to this document.

We have also invested in associate companies; our significant associates at December 31, 2007 were Gras Savoye & Cie ("Gras Savoye"), France (38 percent voting rights) and Al-Futtaim Willis Co. LLC, Dubai (49 percent holding). In connection with many of our investments, we retain the rights to increase our ownership percentage over time, typically to a majority or 100 percent ownership position. In addition, in certain instances our co-shareholders have a right, typically based on some price formula of revenues or earnings, to put some or all of their shares to us (see "Item 1a—Risk Factors—Put and Call Arrangements"). On January 2, 2008, we acquired an additional 4 percent in Gras Savoye, bringing our current voting rights to 42 percent.

Customers

Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from major multinational corporations to middle-market companies. Further, many of our client relationships span decades, for instance our relationship with The Tokio Marine and Fire Insurance Company Limited dates back over 100 years. No one client accounted for more than 10 percent of revenues for fiscal year 2007. Additionally, we place insurance with over 5,000 insurance carriers, none of which individually accounted for more than 10 percent of the total premiums we placed on behalf of our clients in 2007.

Competition

We face competition in all fields in which we operate based on global capability, product breadth, innovation, quality of service and price. According to the Directory of Agents and Brokers published by Business Insurance in July 2007, the 139 largest commercial insurance brokers globally reported brokerage revenues totaling $34 billion in 2006, of which Marsh & McLennan Companies Inc. had approximately 31 percent, and Aon Corporation had approximately 20 percent.

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

The European Union Insurance Mediation Directive introduced rules to enable insurance and reinsurance intermediaries to operate and provide services within each member state of the EU on a basis consistent with the EU single market and customer protection aims. Each EU member state is required to ensure that the insurance and reinsurance intermediaries resident in their country are registered with a statutory body in that country and that each intermediary meets professional requirements in relation to their competence, good repute, professional indemnity cover and financial capacity. In the United Kingdom the statutory body is the Financial Services Authority.

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

Furthermore, our clients have the right to file complaints with our regulators about our services and the regulators may conduct an investigation or require us to conduct an investigation into these complaints. Our failure, or that of our employees, to satisfy the regulators that we are in compliance with their requirements or the legal requirements governing our activities, can result in disciplinary action, fines, reputational damage and financial harm.

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

Employees

As of December 31, 2007 we had approximately 13,000 employees worldwide of whom approximately 3,500 were employed in the

United Kingdom and 3,800 in the United States, with the balance being employed across the rest of the world. In addition, our associates had approximately 3,200 employees, all of whom were located outside the United Kingdom and the United States.

Item 1A—Risk Factors

Risks Relating to our Business and the Insurance Industry

This section describes material risks affecting the Group's business. These risks could materially affect the Group's business, its revenues, operating income, net income, net assets, liquidity and capital resources and ability to achieve its financial targets and, accordingly should be read in conjunction with any forward-looking statements in this Annual Report on Form 10-K.

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

We have been subject to investigations by the departments of insurance or attorneys general of over 20 states, the District of Columbia, one US city, Canada and Australia concerning, among other things, arrangements pursuant to which insurers compensated insurance brokers for distribution and other services provided to insurers known as contingent compensation, bid rigging, tying and other possible violations of law, including violations of fiduciary duty, securities laws and antitrust laws.

In April 2005, we resolved the New York investigation by entering into an Assurance of Discontinuance, or NY AOD, with the New York Attorney General and the New York Superintendent of Insurance, pursuant to which we have paid $50 million to eligible customers. We also agreed to continue, and further implement, certain business reforms. These reforms include an agreement not to accept contingent compensation and an undertaking to disclose to customers any compensation we will receive in connection with providing policy placement services to the customer. We also resolved a similar investigation by the Minnesota Attorney General in 2005 by entering into an Assurance of Discontinuance pursuant to which we paid $1 million to Minnesota customers and implemented the business reforms described in the NY AOD. In July 2007 we resolved a similar investigation by the Florida Attorney General, the Florida Department of Financial Services and the Florida Office of Insurance Regulation by agreeing to reimburse approximately $3 million to Florida public entities who were customers and to reimburse the state for its investigatory costs. While we have fully cooperated with the other investigations, including subpoenas and requests for information, we cannot predict at this time how or when those investigations will be resolved.

Since August 2004, various plaintiffs have filed purported class actions under a variety of legal theories, including state tort, contract, fiduciary duty and statutory theories, which were consolidated into two actions in federal court in New Jersey. One of the consolidated actions addresses employee benefits insurance, while the other consolidated action addresses all other lines of insurance. In addition to the two consolidated federal actions, we were subsequently named as a defendant in purported class actions in New York and Florida. These actions name various insurance carriers and insurance brokerage firms, including us, as defendants. The complaints relate to the practices and conduct that has been the subject of the investigations described above and also allege the existence of a conspiracy among the insurance carriers and brokers. Additionally, the federal court complaints allege violations of the federal antitrust and RICO statutes, however, these claims have been dismissed in the two consolidated federal actions. Additional actions could also be brought in the future by individual policyholders. We intend to vigorously defend ourselves against these claims. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

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

The principal actual or potential claims, lawsuits and proceedings to which we are currently subject, including but not limited to errors and omissions claims, are (1) claims relating to services provided by one of our UK subsidiaries, Willis Faber (Underwriting Management) Limited, to another subsidiary, Sovereign Marine & General Insurance Company Limited (in Scheme of Arrangement) ("Sovereign"), that was engaged in insurance underwriting prior to 1991 as well as certain third-party insurance companies; (2) claims with respect to our placement of property and casualty insurance for a number of entities which were directly impacted by the September 11, 2001 destruction of New York's World Trade Center complex; (3) the regulatory and other proceedings relating to contingent compensation arrangements referred to above; (4) potential claims arising out of various legal proceedings between reinsurers, reinsureds and their reinsurance brokers relating to personal accident excess of loss reinsurance placements for the years 1993 to 1998; and (5) potential damages arising out of a court action, on behalf of a purported class of present and former female officer and officer equivalent employees for alleged discrimination against them on the basis of their gender.

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

Put and Call Arrangements—We have entered into significant put and call arrangements which require us to pay substantial amounts to purchase shares in one of our associates. Those payments would reduce our liquidity and short-term cash flow.

In connection with many of our investments in our associates, we retain rights to increase our ownership percentages over time and, in some cases, the existing owners also have a right to put their shares to us. The put arrangement in place for shares of our associate, Gras Savoye, requires us to pay substantial amounts to purchase those shares, which could decrease our liquidity and short-term cash flow.

The rights under the put arrangement may be exercised through 2011. We will be required to buy shares of Gras Savoye, other than those held by its management, increasing our ownership interest from the 42 percent we currently hold up to 90 percent if all non-management shareholders put their shares under this arrangement. Following our initial acquisition of shares, we acquired an additional 5 percent of Gras Savoye at a cost of $25 million under these arrangements in September 2006 and another 4 percent at a cost of $30 million in January 2008.

Furthermore, we have agreed with one of the shareholders that they may put their shares representing an additional 5.5 percent to us in December 2008 for a fixed price of $42 million, which would bring our total ownership interest to 48 percent. If the shareholder does not exercise this option they may exercise the general put option beginning in January 2009 at a price based on the original contractual formula.

Management shareholders of Gras Savoye, representing approximately 10 percent of the outstanding shares, do not have general put rights before 2011, but have certain put rights on their death, disability or retirement. Payments in connection with management put rights would not have exceeded $76 million if those rights had been fully exercised at December 31, 2007. In addition, we have a call option to move to majority ownership under certain circumstances and in any event by December 2009. Once we exercise this call option, the remaining Gras Savoye shareholders will have a put option to require us to purchase their shares.

The incremental 48 percent of Gras Savoye shares held by non-management shareholders may be put to us at a price determined by a contractual formula based on earnings and revenue, which at December 31, 2007 would have amounted to approximately $442 million. The shareholders may put their shares individually at any time during the put period and the amounts we may have to pay in connection with the put arrangements may significantly exceed this estimate. The timing of any exercise of these put and call arrangements could have a material affect on our results of operations or cash flows for a particular quarter or annual period.

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

Competition for business is intense in all our business lines and in every insurance market, and the other two providers of global risk management services have substantially greater market share than we do. Competition on premium rates has also exacerbated the pressures caused by a continuing reduction in demand in some classes of business. For example, rather than purchase additional insurance through brokers, many insureds have been retaining a greater proportion of their risk portfolios than previously. Industrial and commercial companies have been increasingly relying upon their own subsidiary insurance companies, known as captive insurance companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than buying insurance. Additional competitive pressures arise from the entry of new market participants, such as banks, accounting firms and insurance carriers themselves, offering risk management or transfer services.

Dependence on Key Personnel—The loss of our Chairman and Chief Executive Officer or a number of our senior management or a significant number of our brokers could significantly impede our financial plans, growth, marketing and other objectives.

The loss of our Chairman and Chief Executive Officer or a number of our senior management or a significant number of our brokers could significantly impede our financial plans, growth, marketing and other objectives. Our success depends to a substantial extent not only on the ability and experience of our Chairman and Chief Executive Officer, Joseph J. Plumeri and a number of our senior management; but also on the individual brokers and teams that service our clients and maintain client relationships. The insurance and reinsurance brokerage industry has in the past experienced intense competition for the services of leading individual brokers and brokerage teams, and we have lost key individuals and teams to competitors. We believe that our future success will depend in part on our ability to attract and retain additional highly skilled and qualified personnel and to expand, train and manage our employee base. We may not continue to be successful in doing so because the competition for qualified personnel in our industry is intense.

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

We report our operating results and financial condition in US dollars. Our US operations earn revenue and incur expenses primarily in US dollars. In the United Kingdom, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in pounds sterling. Outside the United States and the United Kingdom, we predominantly generate revenue and expenses in the local currency. The table gives an approximate analysis of revenues and expenses by currency in 2007.

	Pounds Sterling	US Dollars	Other Currencies
Revenues	14%	52%	34%
Expenses	29%	42%	29%

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

Our primary foreign exchange rate risk rises from changes in the exchange rate between US dollars and pounds sterling as our UK operations earn the majority of their revenues in US dollars and incur expenses predominantly in pounds sterling. In addition, the UK operations earn significant revenues in Euros and Japanese Yen.

These risks are hedged as follows:

•
To the extent that forecast pound sterling expenses exceed pound sterling revenues, we limit our exposure to this exchange rate risk by the use of forward contracts matched to specific, clearly identified cash outflows arising in the ordinary course of business;

•
To the extent the UK operations also earn significant revenues in Euros and Japanese Yen, we limit our exposure to changes in the exchange rate between the US dollar and these currencies by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods.

Generally, it is our policy to hedge at least 25 percent of the next 12 months' exposure in significant currencies. We do not hedge exposures beyond three years.

Interruption or loss of our information processing systems or failure to maintain secure information systems could have a material adverse effect on our business.

Our business depends on highly available systems, secure information and the ability of our employees to process transactions. Our capacity to service our clients relies on storing, retrieving, processing and managing information. Interruption or loss of our information processing capabilities through loss of stored data, the failure of computer equipment or software systems, telecommunications failure or other disruption could have a material adverse effect on our business, financial condition and results of operations. Despite the business contingency plans we have in place, our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business and the communities where we are located. This may include a disruption involving physical site access, terrorist activities, disease pandemics, electrical, communications or other services used by our company, our employees or third parties with whom we conduct business. Although we have certain disaster recovery procedures in place and insurance to protect against such contingencies, such procedures may not be effective and any insurance or recovery procedures may not continue to be available at reasonable prices and may not address all such losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide services.

Furthermore, we depend on computer systems to store information about our clients, some of which is private. Database privacy, identity theft, and related computer and internet issues are matters of growing public concern. We have taken reasonable and appropriate security measures to prevent unauthorized access to information in our database. However, our technology may fail to adequately secure the private information we maintain in our databases and protect it from theft or inadvertent loss. In such circumstances, we may be held liable to our clients, which could result in litigation or adverse publicity that could have a material adverse effect on our business.

Our pension liabilities may increase which could require us to make additional cash contributions to our pension plans.

We have two principal defined benefit plans: one in the United Kingdom and the other in the United States. Cash contributions of approximately $174 million will be required in 2008 for our pension plans, although we may elect to contribute more. Total cash contributions to these defined benefit pension plans in 2007 were $203 million. Future estimates are based on certain assumptions, including discount rates, interest rates, fair value of assets and expected return on plan assets. Following changes to UK pension legislation in 2005, we are now required to agree a funding strategy for our UK defined benefit plan with the plan's trustees. In July 2007, we agreed to make full year contributions to the UK plan of $149 million for 2007, 2008 and 2009 and $49 million of full year contributions for 2010. We have taken actions to manage our pension liabilities, including closing our UK plan to new participants.

In addition to the critical assumptions described above, our plans use certain assumptions about the life expectancy of plan participants and surviving spouses. Periodic revision of those assumptions can materially change the present value of future benefits and therefore the funded status of the plans and the resulting periodic pension expense. Changes in our pension benefit obligations and the related net periodic costs or credits may occur in the future due to any variance of actual results from our assumptions and changes in the number of participating employees. As a result, there can be no assurance that we will not experience future decreases in stockholders equity, net income, cash flow and liquidity or that we will not be required to make additional cash contributions in the future beyond those which have been estimated.

The determinations of pension expense and pension funding are based on a variety of rules and regulations. Changes in these rules and regulations could impact the calculation of pension plan liabilities and the valuation of pension plan assets. They may also result in higher pension costs, additional financial statement disclosure, and accelerate and increase the need to fully fund our pension plans. Congress recently passed legislation which, among other things, increases the percentage funding target from 90 percent to 100 percent and requires the use of a more current mortality table in the calculation of minimum yearly funding. Our future required cash contributions to our US and UK defined benefit pension plans may increase based on the funding reform provisions that were enacted into law. In addition, if the performance of assets in our pension plans does not meet our expectations, if the Pension Benefit Guaranty Corporation requires additional contributions to such plans, or if other actuarial assumptions are modified, our future required cash contributions could increase. The need to make these cash contributions may reduce the cash available to meet our other obligations, including the payment obligations under our Credit Facility and Senior Notes, or to meet the needs of our business.

A downgrade in the credit ratings of our outstanding debt may adversely affect our borrowing costs and financial flexibility.

As of December 31, 2007, we had total consolidated debt outstanding of approximately $1.3 billion and we expect to incur additional debt as part of our capital management plans. A downgrade in the credit ratings of our debt would increase our borrowing costs and reduce our financial flexibility. In addition, certain downgrades would trigger a step-up in interest rates under the indenture for our 6.2 percent Senior Notes which would increase our interest expense. If we need to raise capital in the future, any credit rating downgrade could negatively affect our financing costs or access to financing sources.

In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

In conducting our businesses and maintaining and supporting our global operations, we are subject to legal, economic and market risks. Our businesses and operations are increasingly expanding into new regions throughout the world, including emerging markets, and we expect this trend to continue. The possible effects of economic and financial disruptions throughout the world could have an adverse impact on our businesses. These risks include:

•
The general economic and political conditions in foreign countries;

•
The imposition of controls or limitations on the conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries;

•
Imposition of withholding and other taxes on remittances and other payments from subsidiaries;

•
Imposition or increase of investment and other restrictions by foreign governments;

•
Difficulties in monitoring employees in geographically dispersed locations; and

•
The requirement of complying with a wide variety of foreign laws as well as laws and regulations applicable to US business operations abroad, including rules relating to trade sanctions administered by the US Office of Foreign Assets Control and the requirements of the US Foreign Corrupt Practices Act.

Item 1B—Unresolved Staff Comments

The Company had no unresolved comments from the SEC's staff that were issued more than

180 days prior to the December 31, 2007 fiscal year end.

Item 2—Properties

We own and lease a number of properties for use as offices throughout the world and believe that our properties are generally suitable and adequate for the purposes for which they are used. The principal properties are located in the United Kingdom and the United States.

London

We are currently moving out from Ten Trinity Square into our new London headquarters in Lime Street. This 491,000 sq ft development, occupies a prime site directly opposite Lloyd's of London, comprising a 29 story tower and adjoining ten story building. We have entered into a lease for 25 years for this building.

New York

In September 2006, we entered into a 20 year lease for 200,000 sq ft of office space at One World Financial Center.

Item 3—Legal Proceedings

General

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

The most significant actual or potential claims, lawsuits and other proceedings, of which we are currently aware are:

Inquiries and Investigation

In April 2005, the Company entered into an Assurance of Discontinuance ("NY AOD") with the New York Attorney General and the New York Superintendent of Insurance resolving the investigation commenced by the New York Attorney General in April 2004 which concerned, among other things, arrangements pursuant to which insurers compensated insurance brokers for distribution and other services provided to insurers and, as the investigation of brokers and insurers continued, broadened into an investigation of other possible violations of law, including violations of fiduciary duty, securities laws, and antitrust laws. Pursuant to the NY AOD, the Company has paid $50 million to eligible customers. The Company also agreed to continue certain business reforms it had already implemented and to implement certain other business reforms. These reforms include an agreement not to accept contingent compensation; and an undertaking to disclose to customers any compensation the Company will receive in connection with providing policy placement services to the customer. The Company also resolved a similar investigation commenced by the Minnesota Attorney General in 2005 by entering into an Assurance of Discontinuance pursuant to which the Company paid $1 million to Minnesota customers and implemented the business reforms described in the NY AOD. In July 2007 the Company resolved a similar investigation by the Florida

Attorney General, the Florida Department of Financial Services and the Florida Office of Insurance Regulation by agreeing to reimburse approximately $3 million to Florida public entities who were customers and to reimburse the state for its investigatory costs.

The Company has responded to requests for documents and information by the regulators and/or attorneys general of more than twenty other states, the District of Columbia, one US city, Canada, and Australia that conducted similar investigations. The Company has co-operated fully with these investigations and has engaged in discussions with regulators and attorneys general about their investigations but cannot predict at this time how or when those investigations will be resolved.

The European Commission issued questionnaires pursuant to its Sector Inquiry or, in respect of Norway, the European Free Trade Association Surveillance Authority, related to insurance business practices, including compensation arrangements for brokers, to at least 150 European brokers including our operations in nine European countries. The Company responded to the European Commission questionnaires and has filed the European Free Trade Association Surveillance Authority for two of its Norwegian entities. The European Commission reported on a final basis on September 25, 2007 expressing concerns over potential conflicts of interest in the industry relating to remuneration and binding authorities when assuming a dual role for clients and insurers and also over the nature of the coinsurance market. The Company continues to cooperate with both the European Commission and the European Free Trade Association Surveillance Authority.

Since August 2004, various plaintiffs have filed purported class actions in the United States District Court for the Southern District of New York, the Northern District of Illinois, the Northern District of California, the New Jersey District court, and the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, under a variety of legal theories, including state tort, contract, fiduciary duty and statutory theories, and federal antitrust and RICO theories. Other than a federal suit in Illinois that was voluntarily dismissed by the plaintiff in May 2005, all of these federal actions have been consolidated into two actions in federal court in New Jersey. One of the consolidated actions addresses employee benefits, while the other consolidated action addresses all other lines of insurance. In addition to the two federal actions, the Company was also named as a defendant in a purported class action in the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division. Both the consolidated federal actions and the Florida state action name various insurance carriers and insurance brokerage firms, including the Company, as defendants. In July 2007, class action suits, similar to the suits consolidated in New Jersey, were filed in the United States District Courts in the Southern District of Florida and the Southern District of New York. The complaints seek monetary damages and equitable relief and make allegations regarding the practices and conduct that has been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers have breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and entered into other improper activities. The complaints also allege the existence of a conspiracy among the insurance carriers and brokers and the federal court complaints allege violations of the federal RICO statute. In separate decisions issued in August and September 2007, the Judge in the two consolidated federal actions dismissed the antitrust and RICO claims with prejudice and dismissed certain of the state claims without prejudice. Plaintiffs have filed a notice of appeal regarding these dismissal rulings. In January 2008, the Judge dismissed the ERISA claims with prejudice in the employee benefits suit. Additional actions could be brought in the future by individual policyholders. The Company disputes the allegations in all of these suits and intends to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

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

In 2004, the solvent stamp companies entered into a settlement agreement whereby Willis Group Limited and all its subsidiaries received certain immediate releases and other releases staged in return for certain staged payments. The final staged payment was made on May 11, 2007 and consequently, the Company and its subsidiaries were released from further potential liabilities to the solvent stamp companies arising out of WFUM's agency role.

On January 5, 2000, a scheme of arrangement proposed by Sovereign to its creditors became effective. The stated purpose of the scheme of arrangement is to resolve Sovereign's liabilities and provide that Sovereign's business is run-off in as orderly a manner as possible. The scheme administrators have announced payments to creditors at a payment percentage of 40 percent payable out of Sovereign's assets. Since entering provisional liquidation, Sovereign has been managed by KPMG on behalf of the creditors and Sovereign's assets are therefore separate and distinct from the Company's, and any payment from Sovereign will have no effect on the Company's results of operations, financial condition or liquidity.

Sovereign in common with all the solvent stamp companies has commenced the process of entering into final cut-off schemes of arrangements with their creditors. Votes approving the scheme proposals took place at creditors' meetings leading to the schemes being approved by the English and US courts in the third quarter of 2007. The Company through its wholly-owned subsidiary, Run-Off 1997 Limited will continue to perform a consultancy role but otherwise the Company's involvement with the run-off of the stamp companies' obligations has come to an end.

Sovereign has expressed concern about the enforceability of certain reinsurance put in place by WFUM on behalf of Sovereign. The failure of Sovereign to collect reinsurance following any adverse arbitration awards would increase the likelihood of Sovereign pursuing potential claims, including shortfalls in reinsurance recoveries, against WFUM. Sovereign has reserved its rights generally in respect of such potential claims, and WFUM, Willis Group Limited and certain brokerage subsidiaries have entered into standstill agreements with Sovereign which preserve its rights with respect to its potential claims. The Company believes that any amounts likely required to resolve any such claim will be covered by errors and omissions insurance.

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

The reinsurers concerned have taken the position that, despite their decisions to underwrite risks or a group of risks, they are no longer bound by their reinsurance contracts. As a result, they have stopped settling claims and are seeking to recover claims already paid. The Company also understands that there have been at least two arbitration awards in relation to a spiral, among other things, in which the reinsurer successfully argued that it was no longer bound by parts of its reinsurance program. Willis Limited, the Company's principal insurance brokerage subsidiary in the United Kingdom, acted as the reinsurance broker or otherwise as intermediary, but not as an underwriter, for numerous personal accident reinsurance contracts, including two contracts that were involved in one of the arbitrations. Due to the small number of reinsurance brokers generally, Willis Limited was one of a small number of brokers active in the market for this reinsurance during the relevant period. Willis Limited also utilized other brokers active in this market as sub-agents, including brokers who are parties to the legal proceedings described above, for certain contracts and may be responsible for any errors and omissions they may have made. In July 2003, one of the reinsurers received a judgment in the English High Court against certain parties, including a sub-broker Willis Limited used to place two of the contracts involved in this trial. Although neither the Company nor any of its subsidiaries were a party to this proceeding or any arbitration, Willis Limited entered into tolling agreements with certain of the principals to the reinsurance contracts tolling the statute of limitations pending the outcome of proceedings between the reinsureds and reinsurers.

Recently two former clients of Willis Limited, American Reliable Insurance Company and one of its associated companies ("ARIC") and CNA Insurance Company Limited and two of its associated companies ("CNA") have each terminated their respective tolling agreements with Willis Limited and commenced litigation in the English Commercial Court against Willis Limited. ARIC has alleged conspiracy between a former Willis Limited employee and the ARIC underwriter as well as negligence and CNA has alleged deceit and negligence by the same Willis Limited employee both in connection with placements of personal accident reinsurance in the excess of loss market in London and elsewhere. The Company disputes these allegations and intends to vigorously defend itself against these actions. ARIC's asserted claim is approximately $257 million (plus unspecified interest and costs) and CNA's asserted claim is approximately $251 million (plus various unspecified claims for exemplary damages, interest and costs). The Company cannot predict at this time what, if any, damages might result from this action but believes that any amounts likely required to resolve the claims will be covered by errors and omissions insurance. Various arbitrations continue to be active and from time to time the principals request co-operation from the Company and suggest that claims may be asserted against the Company. Such claims may be made against the Company if reinsurers do not pay claims on policies issued by them. The Company cannot predict at this time whether any such claims will be made or the damages that may be alleged.

Gender Discrimination Class Action

A federal district court action was commenced against the Company in 2001 on behalf of an alleged nationwide class of present and former female officer and officer equivalent employees alleging that the Company discriminated against them on the basis of their gender and seeking injunctive relief, money damages, attorneys' fees and costs. The court denied plaintiffs' motions to certify a nationwide class or to grant nationwide discovery, but did certify a class of female officers and officer equivalent employees based in the Northeast (New York, New Jersey and Massachusetts) offices. The class consists of approximately 200 women. In June 2007 the parties reached a settlement in principle on the class claims and with the two remaining named plaintiffs on their individual claims for an amount that will not have a material adverse effect on our results of operations. The parties have agreed on the terms of the written settlement agreement including the terms of the injunctive relief that the Company will agree to provide under the settlement which was approved by the court in February 2008. The judge is currently determining the amount of attorney fees the plaintiffs are entitled to receive, which is not material to the Company. A former female employee, whose motion to intervene in the class action was denied, has filed a purported class action with almost identical allegations as those contained in this suit, except seeking a class period of 1998 to the time of trial. The Company's motion to dismiss this suit was denied and the court did not grant the Company permission to immediately file an appeal from the denial of its motion to dismiss. The Company cannot predict at this time what, if any, damages might result from this action.

World Trade Center

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

There are a number of lawsuits pending in the United States between the insured parties and the insurers for several placements, with the Silverstein property placement being the most significant of these lawsuits. There were two jury trials in the Silverstein property suit in which the principal issue was whether the September 11 events constituted one or more occurrences for the purposes of the relevant insurance policies. The outcome from the two jury trials is that Silverstein has $4.6 billion in coverage as opposed to the $7 billion it was seeking. On appeal, the verdicts from both jury trials were upheld. Silverstein and a few insurers have filed petitions with the appellate court for reargument. In May 2007, Silverstein reached a settlement with all of its property insurers, putting an end to the property litigation. In June 2007, a state court action was commenced in the New York County Supreme Court by The Westfield Group against Silverstein and Willis seeking to recover the costs it incurred in establishing its insured status under Silverstein's liability policy. Other disputes may also arise in respect of the World Trade Center insurance placed by us which could affect Willis including claims by one or more of the insureds that we made culpable errors or omissions in connection with our brokerage activities. However, we do not believe that our role as broker will lead to liabilities which in the aggregate would have a material adverse effect on our results of operations, financial condition or liquidity.

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

	Price Range of Shares
	High	Low
2006:
First Quarter	$37.53	$32.96
Second Quarter	$35.80	$32.04
Third Quarter	$39.30	$31.38
Fourth Quarter	$41.52	$37.41
2007:
First Quarter	$41.94	$38.85
Second Quarter	$46.31	$39.16
Third Quarter	$44.00	$38.50
Fourth Quarter	$42.87	$37.12
2008:
First Quarter (through February 22, 2008)	$37.45	$31.19

On February 22, 2008, the last reported sale price of our Shares as reported by the New York Stock Exchange was $33.68 per Share. As of February 22, 2008 there were approximately 900 shareholders of record of our Shares.

Dividends

We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. The dividend payment dates and amounts are as follows:

Payment Date	$ Per Share
April 14, 2006	$0.235
July 14, 2006	$0.235
October 13, 2006	$0.235
January 15, 2007	$0.235
April 16, 2007	$0.250
July 16, 2007	$0.250
October 15, 2007	$0.250
January 14, 2008	$0.250

On February 6, 2008 our Board of Directors announced that the quarterly cash dividend had been increased to $0.26 per Share, which will be payable on April 14, 2008 to shareholders of record on March 31, 2008.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information on our equity compensation plans is incorporated herein by reference to the material under the heading "Executive Compensation—Retirement and other Benefit Plans" from the 2008 Proxy Statement.

Unregistered Sales of Equity Securities and Use Of Proceeds

In addition to issuances disclosed in our quarterly filings throughout 2007 the Company issued a total of 26,012 shares of common stock, during the period October 1, 2007 to December 31, 2007 without registration under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of such Act relating to sales by an issuer not involving a public offering, none of which involved the sale of more than 1 percent of the outstanding common stock of the Company.

The following sales of shares related to part consideration for the acquisition of interests in the following companies, other than for the company last listed, which related to full consideration for the shares acquired:

Date of Sale	Number of Shares	Acquisition
November 16, 2007	7,414	Kirecon A/S
November 30, 2007	16,102	Coyle Hamilton Willis Holdings Limited
December 11, 2007	2,496	Link Forsikringsmegling AS

Issuer Purchases of Equity Securities

The Company did not repurchase any of its own common stock during the quarter ended December 31, 2007.

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

The selected historical financial data presented below as of and for each of the five years ended December 31, 2007 have been derived from the audited consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

	Year ended December 31,
	2003	2004	2005	2006	2007
	(millions, except per share data)
Statement of Operations Data
Total revenues	$2,076	$2,275	$2,267	$2,428	$2,578
Salaries and benefits (including share-based compensation of $10, $20, $18, $18, $33)	(1,086)	(1,218)	(1,384)	(1,457)	(1,448)
Other operating expenses	(369)	(391)	(405)	(454)	(460)
Regulatory settlements	—	—	(51)	—	—
Depreciation expense and amortization of intangible assets	(39)	(47)	(54)	(63)	(66)
Gain on disposal of London headquarters	—	—	—	102	14
Net gain (loss) on disposal of operations	11	11	78	(4)	2

Operating income	593	630	451	552	620
Interest expense	(53)	(22)	(30)	(38)	(66)
Premium on redemption of subordinated notes	—	(17)	—	—	—

Income before income taxes, interest in earnings of associates and minority interest	540	591	421	514	554
Income taxes	(181)	(197)	(143)	(63)	(144)
Interest in earnings of associates, net of tax	14	15	14	16	16
Minority interest, net of tax	(8)	(7)	(11)	(18)	(17)

Net income	$365	$402	$281	$449	$409

Earnings per share—basic	$2.40	$2.56	$1.75	$2.86	$2.82
Earnings per share—diluted	$2.17	$2.42	$1.72	$2.84	$2.78

Average number of shares outstanding
—basic	152	157	161	157	145
—diluted	168	166	163	158	147

Balance Sheet Data (as of year end)
Total assets(a)	$10,914	$11,641	$12,194	$13,378	$12,948
Net assets	1,299	1,432	1,281	1,496	1,395
Total long-term debt	370	450	600	800	1,250
Common shares and additional paid-in capital	902	817	557	388	41
Total stockholders' equity	1,280	1,412	1,256	1,454	1,347

Other Financial Data
Capital expenditures	$57	$49	$32	$55	$185
Cash dividends declared per common share	$0.58	$0.75	$0.86	$0.94	$1.00

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

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

This discussion includes references to non-GAAP financial measures as defined in Regulation G of SEC rules. We present such non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company's operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. These financial measures should be viewed in addition to, not in lieu of, the

Company's consolidated financial statements for the year ended December 31, 2007.

This discussion includes forward-looking statements, including under the heading "Summary—Shaping our Future" and "—Financial Targets". Please see "Information Concerning Forward-Looking Statements" for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in the forward-looking statements.

SUMMARY

Overview

The difficult market conditions in the first nine months of 2007 continued into the last quarter with further rate decreases across most sectors of the market in which we operate. We believe premium rate declines were between 15 to 20 percent in the United States and 5 to 20 percent elsewhere during 2007.

In the reinsurance market, we have seen a combination of declining rates, a reduction in amounts reinsured and other changes, including recent changes in Florida legislation which significantly increased capacity and reduced prices. Although premium rates have declined by approximately 10 percent on average, the most significant impact on reinsurance growth has been higher retentions at the primary underwriters. We expect the reinsurance market to continue to soften in light of favorable loss trends and the strong reserves and returns on equity achieved by the insurance companies.

Despite these difficult trading conditions, we reported 3 percent organic commissions and fee growth and over a 1 percentage point increase in our operating margin for the year ended December 31, 2007 compared with 2006. We continue to execute on our Shaping our Future strategy to deliver productivity improvements and profitable growth. Shaping our Future has contributed to improved margins in our North America and International retail businesses. The strategy mitigated the margin decrease in our

Global operations which reflected investments made in analytics and capital market capabilities in our reinsurance operations and an adverse impact from foreign exchange.

Results 2007 compared with 2006

Net income in 2007 was $409 million, or $2.78 per diluted share, compared with $449 million, or $2.84 per diluted share, in 2006 as the benefits of increased revenues and a 1 percent increase in margin were more than offset by the non-recurrence of a $71 million tax credit in fourth quarter 2006, primarily relating to the resolution of certain prior year tax matters.

Total revenues at $2,578 million were $150 million, or 6 percent, higher than in 2006 of which 2 percent related to foreign currency translation and 1 percent to net acquisitions and disposals. Organic revenue growth was 3 percent reflecting net new business growth of 4 percent and a 1 percent negative impact from declining rates and other market factors.

Operating margin at 24 percent was 1 percentage point higher than in 2006 mainly reflecting:

•
The $102 million gain on disposal of our London headquarters in 2006, equivalent to approximately a 4 percentage point decrease in margin;

•
the $105 million expenditure in 2006 to launch our Shaping our Future strategy, equivalent to approximately a 4 percentage point increase in margin;

•
the benefit of 2007 cost savings relating to our Shaping our Future strategy and lower charges for pensions and legal provisions; and

•
an adverse year on year impact from foreign currency translation, equivalent to approximately a 1 percentage point decrease in margin.

Results 2006 compared with 2005

Net income in 2006 was $449 million, or $2.84 per diluted share, compared with $281 million, or $1.72 per diluted share, in 2005. This increase reflected good organic revenue growth, improved operating margin and the benefit of a $71 million tax credit in the fourth quarter which was primarily related to the resolution of certain prior year tax matters.

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

Operating margin for 2006 was 23 percent compared with 20 percent in 2005. Our margins in 2006 and 2005 have been impacted by a number of significant items:

•
a $102 million gain on disposal of our London headquarters in second half 2006, equivalent to 4 percent of revenues;

•
$105 million of expenditure in 2006 in support of our Shaping our Future strategic initiatives, see "Shaping our Future" below, equivalent to 4 percent of revenues;

•
a $78 million gain on the sale of Stewart Smith in second quarter 2005, equivalent to 3 percent of revenues; and

•
first quarter 2005 charges for: regulatory settlements and related costs, $60 million; the first quarter 2005 headcount reduction program, $28 million; and a $20 million additional charge for legal provisions following the March 31, 2005 review of legal proceedings, in total equivalent to 5 percent of revenues.

The year on year improvement in 2006 operating margin also reflected lower pension charges compared with 2005, the benefit of net new business and increased productivity from recent hires. These were partly offset by the impact of lower market remuneration.

Shaping our Future

Our Shaping our Future strategy is a series of initiatives designed to deliver profitable growth. We incurred $105 million of costs in 2006 on growth initiatives and we have continued to execute on the strategy throughout 2007. Achievements to date include the delivery of our Eclipse broking technology and the new end-to-end process for our London Market businesses, together with a $10 million benefit in 2007 from our client profitability program. The client profitability program is now being rolled out to our retail network, including North America, Australia and our major European operations.

We announced at our Investor Day on November 2, 2007 that, following the tangible results of our Shaping our Future strategy, we expect to invest further in key profitable growth initiatives in 2008.

We are conducting a thorough review of all businesses to identify additional opportunities for cost savings to help fund a portion of these anticipated investments. Although the review is not complete, we currently anticipate that it will lead us to incur a pretax charge in the range of approximately $60 million to $90 million beginning in the first quarter 2008. We expect this review will lead to annualized cost savings in the range of $20 million to $40 million in 2008, and that there will be increased benefits in 2009. These savings are in addition to the anticipated annualized net benefit from the 2006 Shaping our Future charges which are currently estimated to be approximately $30 million in 2008 and $45 million by 2009.

Financial targets

Excluding this anticipated charge, we continue to expect an adjusted operating margin (operating margin excluding net gains and losses on disposals and other one-time items) of approximately 24 percent in 2008, as underlying business growth and cost savings are reinvested. We also continue to expect adjusted operating margins to expand in 2009 and 2010 to reach our previously stated goal of 28 percent or more.

In addition, we also expect to deliver adjusted diluted earnings per share (diluted earnings per share excluding net gains and losses on disposals and other one-time items) in the range of $2.85-$2.95 in 2008, $3.30-$3.40 in 2009, and $4.00-$4.10 in 2010. These figures include an estimated $0.10 accretion in 2008 increasing to $0.30 by 2010 via share buy backs.

Acquisitions

In second quarter 2007, we acquired Chicago-based Insurance Noodle and an additional 17 percent stake in Coyle Hamilton Willis, our Irish subsidiary.

Insurance Noodle is an internet distributor of US small business property-casualty insurance with annual revenues of approximately $6 million. We believe that Insurance Noodle's web-enabled business model, combined with its strong carrier relationships and distribution through over 2,500 agents across the United States, offers us a greatly improved, lower-cost way to reach and service this key US market.

On January 2, 2008 we purchased an additional 4 percent of the voting rights in Gras Savoye for $30 million, bringing our total voting rights to 42 percent.

Share buybacks

We repurchased shares totaling $481 million through our share buyback programs in 2007. On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced our previous $1 billion buyback program and its remaining $308 million authorization. There were no share repurchases under the new authorization in 2007. As of February 22, 2008, we had repurchased 908,000 shares at a cost of $30 million under the new authorization.

Cash and financing

Cash at December 31, 2007 was $200 million; $88 million lower than at December 31, 2006. Net cash from operating activities of $268 million, together with cash brought forward, were used to fund:

•
dividend payments of $143 million;

•
fixed asset additions of $185 million of which $106 million related to our new US and UK headquarters buildings; and

•
acquisitions of $82 million.

Total long-term debt at December 31, 2007 was $1,250 million (December 31, 2006: $800 million) and total stockholders' equity was $1,347 million (December 31, 2006: $1,454 million) giving a capitalization ratio (total long-term debt to total long-term debt and stockholders' equity) of 48 percent at December 31, 2007 compared with 35 percent at December 31, 2006. The increase in this ratio was principally attributable to a $600 million debt issue and the $481 million share repurchases in 2007.

In March 2007, we issued $600 million of 10 year senior notes at 6.20 percent. We used the proceeds of the notes to fund the share buybacks and to repay a net $150 million on our revolving credit facility. In addition, on November 7, 2007, we amended our revolving credit facility to increase the permitted leverage ratio (defined as net indebtedness to consolidated EBITDA for the prior four quarters) from 2.5:1.0 to 3.0:1.0. At December 31, 2007, our leverage ratio was approximately 1.5:1.0, up from 0.8:1.0 at December 31, 2006.

We continue to generate strong operating cash flows and we believe that these allow us flexibility in our capital planning. Our investment grade credit ratings were reaffirmed when we issued the $600 million of notes in the latter part of March 2007.

London headquarters

We are currently moving from Ten Trinity Square into our new London headquarters on Lime Street. In November 2004, we entered into an agreement to lease the Lime Street building and took control of the building in June 2007 under a 25 year lease. Annual rentals are $41 million per year and we have subleased or agreed to sublease approximately 25 percent of the site under leases up to 15 years long. The outstanding contractual obligation for lease rentals at December 31, 2007 was $947 million and the amounts receivable from committed subleases was $78 million.

Reporting structure

Effective January 1, 2007, we changed our reporting structure. Our UK and Irish retail operations, Willis UK and Ireland, which were previously reported within our Global segment, are now reported with our previously existing international units as a single International segment which incorporates all our retail operations outside North America.

BUSINESS AND MARKET OVERVIEW

We provide a broad range of insurance brokerage and risk management consulting services to our worldwide clients. Our core businesses include Aerospace; Energy; Marine; Construction; Financial and Executive Risks; Fine Art, Jewelry and Specie; Special Contingency Risks; and Reinsurance.

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

During 2004, we saw a rapid transition from a hard market, with premium rates stable or increasing, to a soft market, with premium rates falling in most markets. The soft market continued throughout 2005, although the rate of decline moderated in the latter part of the year. During 2006, the insurance market remained highly competitive and, outside of catastrophe-exposed markets, rates in most sectors have continued to decline.

In 2007, the market has softened further with premium rate decreases in many of the market sectors in which we operate, including declines of between 5 and 20 percent in many territories.

OPERATING RESULTS—GROUP

Revenues

2007 compared with 2006

				Change attributable to:
	2007	2006(i)	% change	Foreign currency translation	Acquisitions and disposals	Market remuneration	Organic revenue growth(ii)
	(millions)
Global	$750	$737	2%	1%	1%	0%	0%
North America	768	756	2%	0%	1%	0%	1%
International	964	848	14%	6%	0%	0%	8%

Commissions and fees	$2,482	$2,341	6%	2%	1%	0%	3%
Investment income	96	87	10%	7%	1%	0%	2%

Total revenues	$2,578	$2,428	6%	2%	1%	0%	3%

(i)
Effective January 1, 2007 we changed our management structure. Our UK and Irish retail operations, Willis UK and Ireland, which were previously within our Global division, have been combined with our other international units to create a single International Segment (2006 revenue reclassification of $292 million). The new International segment incorporates all our retail operations outside North America. Our Energy business previously reported in our North America division is now reported within our Global division (2006 revenue reclassification of $19 million). Our prior period revenue analysis has been adjusted to reflect our new internal reporting structure.

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

Our 2007 revenues at $2,578 million were $150 million, or 6 percent, higher than in 2006 of which 2 percent was attributable to foreign currency translation and 1 percent to net acquisitions and disposals.

Our International and Global operations earn a significant portion of their revenues in currencies other than the US dollar. For the year ended December 31, 2007, reported revenues in International benefited significantly from the year on year effect of foreign currency translation, in particular due to the weakening of the dollar against both sterling and the euro, compared with 2006.

Net acquisitions and disposals added a net 1 percent to total revenues in 2007 which was primarily attributable to the acquisitions of:

Insurance Noodle in Chicago; Burkart Risk Consulting and Partner in Switzerland; and Gras Savoye Re, a new venture with Gras Savoye.

Organic growth in commissions and fees in 2007 was 3 percent compared with 2006, reflecting net new business growth of 4 percent, together with the benefit of maintaining client retention levels in excess of 90 percent.

Organic growth in commissions and fees in 2007 included a negative 1 percent impact from premium rates and other market factors, with the impact of the significant rate decreases largely offset by the benefit of other market factors, including higher commission rates, client profitability analyses, higher insured values and changes in limits or exposures.

Organic revenue growth by segment is discussed further in "Operating Results—Segment Information" below.

2006 compared with 2005

				Change attributable to:
	2006(i)	2005(i)	% change	Foreign currency translation	Acquisitions and disposals	Market remuneration	Organic revenue growth(ii)
	(millions)
Global	$737	$698	6%	1%	(2)%	(3)%	10%
North America	756	705	7%	0%	1%	0%	6%
International	848	791	7%	(1)%	1%	0%	7%

Commissions and fees	$2,341	$2,194	7%	0%	0%	(1)%	8%
Investment income	87	73	19%	(2)%	0%	0%	21%

Total revenues	$2,428	$2,267	7%	0%	0%	(1)%	8%

(i)
Effective January 1, 2007 we changed our management structure. Our UK and Irish retail operations, Willis UK and Ireland, which were previously within our Global division, have been combined with our other International units to create a single International segment (2006 revenue reclassification of $292 million, 2005 $280 million). The new International segment incorporates all our retail operations outside North America. Our Energy business previously reported in our North America division is now reported within our Global division (2006 revenue reclassification of $19 million, 2005 $17 million). Our prior period revenue analysis has been adjusted to reflect our new internal reporting structure.

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

Our 2006 revenues at $2,428 million were $161 million, or 7 percent, higher than in 2005 with organic revenue growth of 8 percent, reflecting strong net new business growth, more than offsetting a 1 percent decrease attributable to market remuneration.

Our International and Global operations earn a significant portion of their revenues in currencies other than the US dollar. In 2006, while there was no net impact on total reported revenues from the year on year effect of foreign currency translation, Global revenues benefited by a net 1 percent which mainly reflected stronger average sterling exchange rates against the dollar, compared with 2005.

Net acquisitions and disposals had a neutral impact on total revenues in 2006 as the benefit of acquisitions in: International, including MGT

Corredores de Seguros in Chile, Nicon in Sweden, Asesores in Peru, and Athos in Brazil; and Global, including Gueits Adams and International Insurance Brokers Inc; was offset by the impact of the Stewart Smith sale in April 2005.

Organic growth in commissions and fees in 2006 was 8 percent compared with 2005, reflecting strong net new business growth in all our operations. There was a net negligible year on year impact from rates and other market factors as the impact of generally declining rates was offset by other factors, including higher commission rates, higher insureds and changes in limits or exposures, together with significant rate increases in areas with exposures to windstorm and catastrophe.

General and administrative expenses

	2007	2006	2005
	(millions, except percentages)
Salaries and benefits	$1,448	$1,457	$1,384
Other	460	454	405

General and administrative expenses	$1,908	$1,911	$1,789

Salaries and benefits as a percentage of revenues	56%	60%	61%
Other as a percentage of revenues	18%	19%	18%

2007 compared with 2006

General and administrative expenses at $1,908 million for 2007 were $3 million lower than in 2006. This decrease was mainly attributable to:

•
the 2006 strategic initiative expenditure of $96 million relating to the launch of our Shaping our Future strategy, of which $59 million related to salaries and benefits and $37 million to other expenses; and

•
the benefits of our Shaping our Future initiatives,

partly offset by

•
a 4 percent adverse impact from foreign currency translation.

Salaries and benefits were 56 percent of 2007 revenues, compared with 60 percent in 2006, with the decrease reflecting:

•
the $59 million benefit as a result of 2006 strategic initiative expenditure, equivalent to approximately 2 percentage points;

•
the benefits of cost controls and our Shaping our Future initiatives; and

•
a $36 million reduction in pension charges, equivalent to approximately 1 percentage point. This decrease was mainly attributable to an increase in the expected return on assets in the UK plan reflecting higher asset levels due to the significant additional contributions we have made in 2007 and 2006;

partly offset by

•
an adverse impact from foreign currency translation, equivalent to approximately 4 percentage points; and

•
continued hiring in targeted development areas, including energy, construction, marine, financial institutions, reinsurance analytics and employee benefits.

Net headcount on a full-time equivalent ("FTE") basis at December 31, 2007 was approximately 13,100, broadly in line with December 31, 2006. For the year ended December 31, 2007 average revenues per employee were approximately $192,000 compared with $186,000 per employee for fiscal 2006, an increase of 3 percent. This increase reflected the benefit of improvements in our retail operations in North America and International. Revenues per FTE employee in our Global operations were broadly in line with 2006, with the benefit of productivity improvements and steady client retention largely offset by lower revenues in reinsurance reflecting the difficult trading environment which has seen rate declines throughout 2007.

Other expenses were 18 percent of revenues in 2007 compared with 19 percent in 2006, with the decrease reflecting:

•
the $37 million benefit as a result of 2006 strategic initiative expenditure, equivalent to approximately 2 percentage points;

•
a $22 million reduction in the net charge for legal provisions, reflecting both the favorable resolution of a small number of potentially significant claims and the benefit of a favorable trend in UK claims expense; and

•
the benefit of our continued focus on cost controls;

partly offset by

•
an adverse impact from foreign currency translation, equivalent to approximately 4 percentage points; and

•
a $17 million additional rental expense recognized in second half 2007, following practical completion of our new London headquarters in June 2007 which gave us control of the building.

Other expenses in 2007 also include $13 million of rent on our existing London headquarters building, following its sale and leaseback in September 2006. We have given notice to terminate this lease on April 30, 2008 as we are on schedule to complete the move to our new London headquarters by mid April 2008. Of the $121 million pre-tax gain on the sale of the building, $22 million was deferred and is being recognized over the revised life of the lease, of which $14 million was recognized in 2007.

2006 compared with 2005

General and administrative expenses at $1,911 million for 2006 were $122 million, or 7 percent, higher than in 2005 including a net 1 percent adverse impact from foreign currency translation.

General and administrative expenses were adversely impacted by significant charges in both 2006 and 2005. In 2006 we incurred $96 million of expenditure on strategic initiatives, as discussed above, and in 2005 we incurred significant first quarter charges relating to: the first quarter 2005 headcount reduction program, $28 million; a $20 million additional charge for legal provisions; and $9 million of costs related to regulatory settlements.

Salaries and benefits were 60 percent of 2006 revenues compared with 61 percent in 2005 with the decrease being attributable to:

•
pensions:

the pension charge in 2006 was $33 million lower than in 2005 which was mainly attributable to an increase in the expected return on assets in the UK plan due to higher asset levels, reflecting the good returns in 2005 and increased contributions by the Company, and an increase in the expected rate of return assumption from 7.25 percent to 7.75 percent. In addition, the US charge benefited from savings attributable to the 2005 headcount reduction program; and

•
the benefit of net new business and an increased revenue contribution from our recent hires;

offset by

•
severance:

severance costs were $41 million in 2006 of which $35 million related to our strategic initiatives under which nearly 500 positions were eliminated. Severance costs were $30 million in 2005 of which $28 million related to a headcount reduction program in first quarter 2005 under which approximately 500 positions were eliminated; and

•
a $19 million reduction in market remuneration.

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

Operating income and margin (operating income as a percentage of revenues)

	2007	2006	2005
	(millions, except percentages)
Revenues	$2,578	$2,428	$2,267
Operating income	620	552	451
Operating margin or operating income as a percentage of revenues	24%	23%	20%

2007 compared with 2006

Operating margin was 24 percent in 2007 compared with 23 percent in 2006. This increase reflected the impact of:

•
the $105 million of expenditure in 2006 in support of the Shaping our Future strategic initiatives, equivalent to 4 percentage points; and

•
a 4 percentage point improvement in our retail margin, reflecting the increased margins in both North America and International as a result of our focus on productivity and profitable growth, together with the benefit of lower charges for pensions and legal provisions in our UK and US operations;

partly offset by

•
the $102 million pre-tax gain on the sale of our London headquarters, equivalent to 4 percentage points; and

•
a 2 percentage point reduction in Global's operating margin mainly reflecting the difficult reinsurance trading environment and an adverse impact from foreign exchange, partly offset by the benefit of our productivity initiatives and the benefit of lower charges for pensions and legal provisions.

Operating segment margins are discussed further in "Operating Results—Segment Information" below.

2006 compared with 2005

Operating margin was 23 percent in 2006 compared with 20 percent in 2005. Our margins in 2006 and 2005 were impacted by a number of significant items:

•
the $102 million pre-tax gain on the sale of our London headquarters in second half 2006, equivalent to 4 percentage points;

•
the $105 million of expenditure in 2006 in support of our Shaping our Future strategic initiatives, equivalent to 4 percentage points;

•
the $78 million gain on the sale of Stewart Smith in 2005, equivalent to 3 percentage points; and

•
first quarter 2005 charges for: regulatory settlements and related costs, $60 million; the first quarter 2005 headcount reduction program, $28 million; and a $20 million additional charge for legal provisions following the March 31, 2005 review of legal proceedings, in total equivalent to 5 percentage points.

The year on year improvement in 2006 operating margin also reflected lower pension charges, the benefit of net new business and increased productivity from recent hires, partly offset by the impact of lower market remuneration.

Interest expense

Interest expense in 2007 was $66 million, compared with $38 million in 2006 and $30 million in 2005, with the increases due to higher average levels of debt at higher interest rates following the replacement of the

$450 million term loan with the issuance of $600 million of senior notes in July 2005 and the issuance of a further $600 million of senior notes in March 2007.

Income taxes

	2007	2006	2005
	(millions, except percentages)
Income before taxes	$554	$514	$421
Income taxes	144	63	143
Effective tax rate	26%	12%	34%

2007 compared with 2006

The effective tax rate in 2007 was 26 percent compared with 12 percent in 2006, with the increase mainly reflecting:

•
a $71 million tax credit in 2006, equivalent to 14 percentage points, arising principally from the resolution of complex tax issues relating to the original KKR acquisition structure and subsequent internal restructurings in reaction to changes in UK tax laws; and

•
a low tax rate on the gain on disposal of our London headquarters in 2006;

partly offset by

•
the implementation of tax strategies in 2007;

•
a $4 million reduction in our net deferred tax liabilities in the United Kingdom, reflecting UK tax legislation enacted in the second half of 2007. This legislation reduces the rate of UK corporation tax from 30 percent to 28 percent with effect from April 2008; and

•
a greater proportion of income being outside the United States.

Both 2007 and 2006 benefited from the release of tax provisions relating to prior tax periods following the resolution of tax issues surrounding prior debt refinancing.

Going forward, we expect our full year 2008 tax rate, excluding the effect of the disposal of our London headquarters, share-based compensation and the release of tax provisions relating to the resolution of prior period tax positions, will be approximately 30 percent.

2006 compared with 2005

The effective tax rate in 2006 was 12 percent compared with 34 percent in 2005. The lower effective tax rate was primarily attributable to a $65 million tax credit arising in 2006 and the low tax rate on the gain on disposal of our London headquarters. In addition, there was a $6 million credit in fourth quarter 2006 relating to deferred tax on acquired intangibles.

Net income and diluted earnings per share

	2007	2006	2005
	(millions, except per share data)
Net income	$409	$449	$281
Diluted earnings per share	$2.78	$2.84	$1.72
Average diluted number of shares outstanding	147	158	163

2007 compared with 2006

Net income for 2007 was $409 million, or $2.78 per diluted share, compared with $449 million, or $2.84 per diluted share, in 2006 with the decrease mainly reflecting the impact of:

•
the $94 million post-tax gain on the sale of our London headquarters in 2006, equivalent to $0.59 per diluted share;

•
the $71 million tax credit in 2006 as discussed above, equivalent to $0.45 per diluted share; and

•
a $20 million post-tax increase in interest expense in 2007 reflecting increased long term borrowing to fund share buybacks and additional pension contributions, equivalent to $0.14 per diluted share;

partly offset by

•
the $74 million post-tax impact of expenditure in 2006 to launch our Shaping our Future strategic initiatives, equivalent to $0.47 per diluted share; and

•
increased revenues and the improved margin in 2007 as discussed above.

Foreign currency translation had a $0.06 negative year on year impact on diluted earnings per share in 2007.

Average sharecount reduced from 158 million in 2006 to 147 million in 2007 primarily reflecting the impact of the 15 million shares repurchased under accelerated share repurchase programs in November 2006 and March 2007. After taking into account incremental funding costs, there was a $0.09 benefit to diluted earnings per share from these share buybacks for 2007.

2006 compared with 2005

Net income for 2006 was $449 million, or $2.84 per diluted share, compared with $281 million, or $1.72 per diluted share in 2005. Net income in both 2006 and 2005 was impacted by a number of significant items, with the increase reflecting the effect of:

•
the $94 million post-tax gain on disposal of our London headquarters in 2006, equivalent to $0.59 per diluted share;

•
the $71 million tax credit in fourth quarter 2006, equivalent to $0.45 per diluted share; and

•
the first quarter 2005 charges for regulatory settlements and related costs, the headcount reduction program and the March 31, 2005 review of legal proceedings, in total equivalent to $0.43 per diluted share;

partly offset by

•
the $74 million post-tax impact of 2006 Shaping our Future expenditure, equivalent to $0.47 per diluted share; and

•
the gain on disposal of Stewart Smith in second quarter 2005, equivalent to $0.25 per diluted share.

Foreign currency translation had a $0.02 negative year on year impact on diluted earnings per share in 2006. A five million reduction in average diluted share count contributed $0.09 to 2006 diluted earnings per share.

Average sharecount reduced from 163 million in 2005 to 158 million in 2006 primarily reflecting the impact of the 10 million shares repurchased during 2005.

OPERATING RESULTS—SEGMENT INFORMATION

We organize our business into three segments: Global, North America and International. Our Global business provides specialist brokerage and consulting services to clients worldwide for risks arising from specific industries and activities. North America and International comprise our retail operations and provide services to small, medium and major corporates.

The following table is a summary of our operating results by segment for the three years ending December 31, 2007:

	2007			2006			2005
	Revenues	Operating Income	Operating Margin	Revenues	Operating Income	Operating Margin	Revenues	Operating Income	Operating Margin
	(millions)			(millions)			(millions)
Global	$796	$225	28%	$780	$234	30%	$733	$220	30%
North America	786	152	19%	777	137	18%	721	104	14%
International	996	250	25%	871	179	21%	813	171	21%

Total Retail	1,782	402	23%	1,648	316	19%	1,534	275	18%
Corporate & Other(1)	—	(7)	n/a	—	2	n/a	—	(44)	n/a

Total Consolidated	$2,578	$620	24%	$2,428	$552	23%	$2,267	$451	20%

(1)
Corporate and Other includes the costs of the holding company; certain foreign exchange hedging activities; amortization of intangible assets; net gains and losses on disposal of operations and properties; expenditure on our 2006 Shaping our Future initiatives; and 2005 charges and costs relating to regulatory settlements, legal provisions and severance costs held centrally.

Global

Our Global operations comprise Global Specialties and Reinsurance. The following table sets out revenues, organic revenue growth and operating income and margin for the three years ended December 31, 2007:

	2007	2006	2005
	(millions, except percentages)
Commissions and fees	$750	$737	$698
Investment income	46	43	35

Total revenues	$796	$780	$733

Operating income	$225	$234	$220
Organic revenue growth(i)	0%	10%	6%
Operating margin	28%	30%	30%

(i)
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

Revenues: 2007 compared with 2006

Commissions and fees were $13 million, or 2 percent higher, in 2007 compared with 2006 of which 1 percent was attributable to the net impact of acquisitions and disposals and 1 percent to foreign currency translation. Organic revenue growth was flat in 2007 with the benefit of a 6 percent increase in Global Specialties offset by a 4 percent decrease in Reinsurance.

Global Specialties revenue growth reflected the benefit of one-time income from satellite launches and strong growth in Construction, especially in global infrastructure projects, together with good performances from Energy, Financial Institutions and Niche. This revenue growth was achieved despite significant rate reductions with rates decreasing in: Aerospace by some 15 to 20 percent year on year; Marine Hull by 15 to 20 percent; Marine cargo by 25 to

40 percent; and Financial Institutions, Energy and Niche by some 10 to 15 percent.

Organic revenues in reinsurance declined in 2007 and were adversely impacted by a combination of declining rates, a reduction in amounts reinsured and other changes, including recent changes in Florida legislation which significantly increased capacity and reduced prices. Although premium rates have declined by at least 10 percent on average, the most significant impact on reinsurance growth has been higher retentions at the primary underwriters. Client retention rates, however, remain very high and we have continued to make investments in Reinsurance to strengthen capital markets and analytics capabilities, which will drive future growth opportunities.

Revenues: 2006 compared with 2005

Commissions and fees were $39 million, or 6 percent higher, in 2006 compared with 2005 primarily reflecting organic revenue growth of 10 percent and a 1 percent favorable impact from foreign currency translation, partly offset by a 2 percent adverse impact from acquisitions and disposals and a 3 percent adverse impact from lower market remuneration.

Organic revenue growth reflected strong net new business growth. In our Global Specialties business Financial Institutions, Niche, Aerospace and Construction all showed good growth and there was a $9 million benefit from the Shaping our Future client profitability project that was piloted in the global specialty business in the second half of 2006.

Reinsurance reported strong growth in 2006 compared with 2005. In Marine, Energy and catastrophe-exposed American and Caribbean Property, terms and conditions significantly tightened. Capacity in these markets remained inadequate which, together with the shortage of retrocessional reinsurance, led to significant rate increases. However, in many other sectors of the reinsurance market, pricing and terms continued to soften.

Operating margin: 2007 compared with 2006

Operating margin in our Global operations was 28 percent in 2007 compared with 30 percent in 2006. Revenues in our Global operations are largely dollar denominated while our expense base is primarily sterling denominated. The weakening of average dollar rates against sterling generated a negative 2 percentage point impact on Global's margin.

Operating margin in Global Specialities in 2007 was broadly in line with 2006 as the revenue growth achieved against the backdrop of a very tough rate environment was offset by moderate expense growth. The moderate expense growth reflected the benefits of Shaping our Future initiatives, lower charges for pension costs and legal provisions and good cost control, partly offset by an adverse impact from foreign exchange and continued hiring in targeted areas such as Construction, Energy and Financial Institutions.

Reinsurance's operating margin decreased in 2007 largely reflecting the decline in revenues, an adverse impact from foreign exchange and our continued investment in analytics, partly offset by the benefit of lower charges for pension costs and legal provisions, and good cost control.

Operating margin: 2006 compared with 2005

Operating margin was 30 percent in both 2006 and 2005, as an increase in our Global Specialities operating margin was offset by a decrease in our Reinsurance margin.

The Global Specialties margin included the benefit of strong revenue growth in Aerospace, Construction and Financial Institutions, good cost control and a lower pensions charge.

Our Reinsurance margin was impacted by the declining rate environment in 2006 partly offset by the benefit of tight cost controls and the early impact of Shaping our Future initiatives instigated in the latter half of the year.

North America

	2007	2006	2005
	(millions, except percentages)
Commissions and fees	$768	$756	$705
Investment income	18	21	16

Total revenues	$786	$777	$721

Operating income	$152	$137	$104
Organic revenue growth(i)	1%	6%	5%
Operating margin	19%	18%	14%

(i)
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

Revenues: 2007 compared with 2006

Commissions and fees in North America were $12 million, or 2 percent, higher in 2007 compared with 2006 of which 1 percent was attributable to net acquisitions and disposals and 1 percent to organic growth. The organic revenue growth was achieved in the face of declining rates across most regions of the United States: MarketScout data for 2007 showed average property and casualty rate declines in the year of 13 percent. Despite the declining rates, we saw good growth in the Southeast, Central and New York regions and in our program business and employee benefits.

The rate of organic revenue growth has moderated this year compared to previous years as the focus in 2007 has been on profitable growth. Since mid-2006 we have moderated the pace of hiring and at the same time have managed out under performers: consequently, while there has been a year on year decline in producers, revenue per full-time equivalent ("FTE") employee was 5 percent higher in 2007 compared with 2006. Over the last two years we have increased our revenue per FTE employee to approximately $250,000 which has contributed to margin expansion.

Revenues: 2006 compared with 2005

Commissions and fees were $51 million, or 7 percent, higher in 2006 compared with 2005 of which 6 percent was attributable to organic growth and 1 percent to net acquisitions and disposals. Organic revenue growth reflected strong growth across the business, and benefited from the results of our aggressive hiring strategy over the previous two years and our positive sales culture. Geographies doing particularly well in the year included the Northeast, Central and Southeast. Our Executive Risks and Employee Benefits practices also continued to perform well.

Operating margin: 2007 compared with 2006

Operating margin in North America was 19 percent in 2007 compared with 18 percent in 2006 and reflected the benefit of the increased revenue per employee discussed above and effective expense control. Margin improvement was most significant in our New York and Central regions.

Operating margin: 2006 compared with 2005

Operating margin was 18 percent in 2006 compared with 14 percent in 2005, with the 4 percentage point improvement reflecting the positive results of the accelerated hiring strategy and particularly good performances in the Northeast, Central and Southeast regions.

Strong organic revenue growth across most regions, coupled with rigorous expense management, were the cornerstones of our margin improvement.

International

	2007	2006	2005
	(millions, except percentages)
Commissions and fees	$964	$848	$791
Investment income	32	23	22

Total revenues	$996	$871	$813

Operating income	250	179	171
Organic revenue growth(i)	8%	7%	6%
Operating margin	25%	21%	21%

(i)
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

Revenues: 2007 compared with 2006

Commissions and fees in International were $116 million, or 14 percent, higher in 2007 compared with 2006. Some 6 percent of this increase was attributable to foreign currency translation as a significant part of International's revenues are earned in currencies that have strengthened against the dollar on a year on year basis, in particular the euro. Organic growth of 8 percent was achieved despite declining rates in most countries, with decreases of between 5 and 20 percent.

We have seen consistent growth in our International business over the last two years, with the last seven quarters all showing growth of 6 percent or higher. This growth is driven by the emerging markets, particularly Latin America, China and Asia, all of which continue to generate strong double-digit growth. The emerging market growth was complemented by good growth in mainland Europe, especially in the Nordic region, Spain, Italy and Eastern Europe. However, there was a modest decline in our UK and Irish operations revenues compared with 2006 primarily due to the declining rates environment, with decreases averaging between 15 and 20 percent.

Revenues: 2006 compared with 2005

Commissions and fees were $57 million, or 7 percent, higher in 2006 compared with 2005 of which 7 percent was attributable to organic growth and 1 percent to net acquisitions and disposals. There was a 1 percent adverse impact from foreign currency translation.

Organic growth was the result of good business growth despite a declining rate environment. Latin America (in particular Venezuela, Mexico and Brazil), Asia (Singapore, Hong Kong, Korea and China), Iberia and Italy all performed well.

Operating margin: 2007 compared with 2006

Operating margin in International was 25 percent in 2007 compared with 21 percent in 2006, with the 4 percentage point improvement reflecting the strong organic revenue growth, particularly in the emerging markets, coupled with sustained cost control and a lower UK pension expense.

Significant operating margin improvement was reported across most areas of our International segment as the effect of strong organic revenue growth, our productivity efficiencies and joint focus more than offset the adverse impact of declining rates in most countries.

Operating margin: 2006 compared with 2005

Operating margin at 21 percent in 2006 was in line with 2005 despite a softening market in most countries. Our emerging markets businesses in Latin America contributed strong operating margin improvement which offset smaller decreases elsewhere.

ACCOUNTING CHANGES

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions.

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

We adopted FIN 48 with effect from January 1, 2007 and, as a consequence, recorded a $4 million increase in income taxes payable and charged a cumulative adjustment of $4 million to opening retained earnings at January 1, 2007.

CRITICAL ACCOUNTING ESTIMATES

Our accounting policies are described in Note 2 to the Consolidated Financial Statements. Management considers that the following accounting estimates or assumptions are the most important to the presentation of our financial condition or operating performance. Management has discussed its critical accounting estimates and associated disclosures with our Audit Committee.

Pension expense

We maintain defined benefit pension plans that cover a majority of our employees in the United States and United Kingdom, although the UK plan was closed to new entrants in January 2006. New entrants in the United Kingdom are now offered the opportunity to join a defined contribution plan. Elsewhere, pension benefits are typically provided through defined contribution plans.

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

We recorded a net pension credit on our defined benefit pension plans in 2007 of $10 million, compared to a net pension expense of $29 million in 2006, a decrease of $39 million. The UK plan decrease was $37 million mainly reflecting an increase in the expected return on assets in the UK plan due to higher asset levels following significant additional contributions in 2006 and 2007 and the benefit of good returns in 2006. The US pension charge was $2 million lower in 2007 with the decrease mainly due to savings attributable to the 2005 headcount reduction program.

Based on December 31, 2007 assumptions, we expect the net pension credit in 2008 to increase by between $10 to $15 million principally reflecting a further increase in the UK expected return on assets reflecting the 2007 and expected 2008 additional contributions and increased UK member contributions in 2008.

UK plan

	As disclosed using December 31, 2007 assumptions	Impact of a 0.25 percentage point increase in the expected rate of return on assets(1)	Impact of a 0.25 percentage point increase in the discount rate(1)	One year increase in mortality assumption(1)(2)
	(millions)
Estimated 2008 expense	$(35)	$(6)	$(5)	$7
Projected benefit obligation at December 31, 2007	2,084	N/A	(94)	50

(1)
With all other assumptions held constant.

(2)
Assumes all plan participants are one year younger.

Expected long-term rates of return on plan assets are developed from the expected future returns of the various asset classes using the target asset allocations. The expected long-term rate of return used for determining the net UK pension expense in 2007 remained unchanged at 7.75 percent, equivalent to an expected return in 2007 of $182 million. The expected and actual returns on UK plan assets for the three years ended December 31, 2007 were as follows:

	Expected return on plan assets	Actual return on plan assets
	(millions)
2007	$182	$99
2006	143	141
2005	107	282

Rates used to discount pension plan liabilities at December 31, 2007 were based on yields prevailing at that date of high quality corporate bonds of appropriate maturity. The selected rate used to discount UK plan liabilities was 5.9 percent compared with 5.3 percent at December 31, 2006 with the increase reflecting an increase in long term bond rates in the United Kingdom in the latter part of 2007. The higher discount rate generated an actuarial gain of $136 million at December 31, 2007 which was partly offset by a $16 million actuarial loss attributable to an increase in the inflation and salaries assumptions.

Mortality assumptions at December 31, 2007 were unchanged from December 31, 2006. As an indication of the longevity assumed, our calculations assume that a UK male retiree aged 65 at December 31, 2007 would have a life expectancy of 20 years.

US plan

	As disclosed using December 31, 2007 Assumptions	Impact of a 0.25 percentage point increase in the expected rate of return on assets(1)	Impact of a 0.25 percentage point increase in the discount rate(1)	One year increase in mortality assumption(1)(2)
	(millions)
Estimated 2008 expense	$12	$(1)	$(1)	$2
Projected benefit obligation at December 31, 2007	641	N/A	(21)	19

(1)
With all other assumptions held constant.

(2)
Assumes all plan participants are one year younger.

The expected long-term rate of return used for determining the net US pension scheme expense in 2007 was 8.0 percent, compared with an actual return of 8.3 percent. The rate used to discount US plan liabilities at December 31, 2007 was 6.0 percent, determined based on expected plan cash flows discounted using a corporate bond yield curve, the same rate used at December 31, 2006. The expected and actual returns on US plan assets for the three years ended December 31, 2007 were as follows:

	Expected return on plan assets	Actual return on plan assets
	(millions)
2007	$44	$46
2006	39	78
2005	35	39

Mortality assumptions at December 31, 2007 were changed from December 31, 2006. The new mortality assumption is the RP-2000 Mortality Table (blended for annuitants and non-annuitants), projected to 2008 by Scale AA. As an indication of the longevity assumed, our calculations assume that a US male retiree aged 65 at December 31, 2007 would have a life expectancy of 18 years.

Income taxes

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

At December 31, 2007, the Company had gross deferred tax assets of $202 million (2006: $237 million) against which a valuation allowance of $69 million (2006: $73 million) had been recognized. To the extent that:

•
the actual future taxable income in the periods during which the temporary differences are expected to reverse differs from current projections;

•
assumed prudent and feasible tax planning strategies fail to materialize;

•
new tax planning strategies are developed;

•
or material changes occur in actual tax rates or loss carry forward time limits,

the Company may adjust the deferred tax asset considered realizable in future periods. Such adjustments could result in a significant increase or decrease in the effective tax rate and have a material impact on our net income.

Positions taken in the Company's tax returns may be subject to challenge by the taxing authorities upon examination. The Company recognizes the benefit of uncertain tax positions in the financial statements when it is more likely than not that the position will be sustained on examination by the tax authorities. The benefit recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company adjusts its recognition of these uncertain tax benefits in the period in which new information is available impacting either the recognition or measurement of its uncertain tax positions.

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

NEW ACCOUNTING STANDARDS

There were no new accounting standards issued during the year that would have a significant impact on the Company's reporting.

LIQUIDITY AND CAPITAL RESOURCES

In March 2007, we issued $600 million of 10 year senior notes at 6.20%. We used the proceeds of the notes to fund share buybacks in the period and to repay a net $150 million on our revolving credit facility. On November 7, 2007, we executed an amendment to our revolving credit facility which increased our permitted leverage ratio from 2.5:1 to 3.0:1.

We repurchased shares totaling $481 million through our share buyback programs in 2007. On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced our previous $1 billion buyback program and its remaining $308 million authorization. There were no share repurchases under the new authorization in 2007. As of February 22, 2008, we had repurchased 908,000 shares at a cost of $30 million under the new authorization.

Our investment grade credit ratings were reaffirmed when we issued the $600 million of notes in March 2007. We believe that these ratings, together with the amendment to our revolving credit facility and our consistent generation of cash, allow us flexibility in our capital planning.

Going forward into 2008, we intend to continue to proactively manage our capital through the share buyback program funded by raising new debt.

Fiduciary funds

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

Own funds

As of December 31, 2007, we had cash and cash equivalents of $200 million, compared with $288 million at December 31, 2006, and $250 million of our $300 million revolving credit facility remained available to draw.

Operating activities

Net cash provided by operations, which excludes fiduciary cash movements, was $268 million in 2007 compared with $147 million in 2006 and $95 million in 2005. Net cash provided by operations has been significantly impacted by the accelerated funding of our pensions schemes over the last three years, with additional contributions of $153 million in 2007, $211 million in 2006 and $50 million in 2005.

Net cash from operations in 2007 was $121 million higher than in 2006 mainly reflecting:

•
a $27 million increase in net income before gains relating to investment activities;

•
a $58 million reduction in additional contributions to our UK and US defined benefit pension plans; and

•
the benefit of a $13 million reduction in taxes paid.

Net cash from operations in 2006 was $52 million higher than in 2005 and included:

•
a $168 million increase in net income; and

•
a reclassification of approximately $134 million own funds to fiduciary funds under Financial Services Authority ("FSA") regulations in the United Kingdom which came into force in January 2005 and affected the timing of transferring commissions from fiduciary funds to own funds;

partly offset by

•
a $161 million increase in additional contributions to our UK and US defined benefit pension plans.

Investing activities

Total net cash used in investing activities was $221 million in 2007 compared with inflows of $67 million in 2006 and $32 million in 2005.

The net increase in cash used in investing activities of $288 million in 2007 compared with 2006 was mainly attributable to:

•
a $130 million increased investment in fixed assets primarily relating to $106 million of expenditure on the fit-outs of our new US and UK headquarters buildings; and

•
cash proceeds on disposal of fixed and intangible assets of $27 million in 2007 compared with $205 million in 2006, primarily reflecting the $202 million proceeds on sale of our London headquarters in 2006.

The net increase in cash provided by investing activities of $35 million in 2006 compared with 2005 was mainly attributable to:

•
the cash proceeds of $202 million on disposal of our London headquarters in 2006. We leased back the property at an annual rental of $13 million until April 30, 2008 when we expect to move into our new London headquarters;

partly offset by

•
a reduction in net cash proceeds from disposal of operations of $85 million, primarily due to the 2005 disposal of Stewart Smith; and

•
a $63 million increase in cash payments for acquisitions of subsidiaries and associates.

Cash used for acquisitions of subsidiaries and associates in 2007 amounted to $82 million (net of cash acquired), and was primarily incurred in acquiring InsuranceNoodle in Chicago and an additional 17 percent of our Irish operation, Coyle Hamilton Willis.

In January 2008, we acquired a further 4 percent of voting rights in Gras Savoye & Cie, our French associate, for $30 million, which combined with the additional 5 percent we acquired in 2006, brings our total voting interest to 42 percent. The acquisitions were pursuant to a put arrangement we entered into in 1997, see "Contractual Obligations" below.

Financing activities

Cash used in financing activities amounted to $146 million in 2007, compared with $129 million in 2006 and $270 million in 2005.

Long-term debt

In March 2007, we issued $600 million of 10 year senior notes at 6.20 percent. We used the proceeds of the notes to fund share buybacks and to repay a net $150 million on our revolving credit facility.

In addition, on November 7, 2007, we amended our revolving credit facility to increase the permitted leverage ratio (defined as net indebtedness to consolidated EBITDA for the prior four quarters) from 2.5:1.0 to 3.0:1.0. At December 31, 2007, our leverage ratio was approximately 1.5:1.0, up from 0.8:1.0 at December 31, 2006.

In 2006, we drew down $200 million on our revolving credit facility, with the increase primarily funding our increased pension contributions. In 2005, we completed a senior notes offering of $600 million in July with the proceeds used to repay a $450 million term loan and to fund share buybacks.

Share buybacks

We continued to buy back shares in 2007, repurchasing 11.5 million shares for $480 million of cash during the year compared with 5.4 million shares for $211 million in 2006 and 10.3 million shares at a cost of $360 million in 2005.

Dividends

Cash dividends paid in 2007 were $143 million compared with $145 million in 2006 and

$135 million in 2005. In February 2008, the quarterly cash dividend declared was increased by 4 percent to $0.26 per share, an annual rate of $1.04 per share. We have funded dividends from cash generated internally by operations and expect to do so in the future.

CONTRACTUAL OBLIGATIONS

Our contractual obligations at December 31, 2007 were:

	Payments due by
Obligations	Total	2008	2009– 2010	2011– 2012	After 2012
	(millions)
5.125% Senior Notes due 2010	$250	$—	$250	$—	$—
5.625% Senior Notes due 2015	350	—	—	—	350
6.200% Senior Notes due 2017	600	—	—	—	600
Revolving credit facility expires 2010(i)	50	—	50	—	—
Interest on Senior Notes	550	70	139	114	227

Long-term debt and related interest	1,800	70	439	114	1,177
Operating leases	1,398	88	156	128	1,026
Pensions	347	149	198	—	—
Put options relating to subsidiaries and associates(ii)	614	457	138	—	19

Total contractual obligations	$4,159	$764	$931	$242	$2,222

(i)
Our revolving credit facility expires in October 2010. Under the facility we have the ability to drawdown funds which reprice at LIBOR plus 0.375 for the drawdown period. Interest on this revolving credit facility has not been included in the above table as we are not able to predict when and how much we will draw on the facility in the future.

(ii)
Based on the earliest dates on which options could be exercised.

Long-term debt

On March 28, 2007, we issued $600 million of 10 year senior notes at 6.20%. We used the proceeds of the notes to fund share buybacks and to repay the then outstanding borrowings of $200 million under our revolving credit facility.

Operating leases

We are currently moving from Ten Trinity Square into our new London headquarters in Lime Street. In November 2004, we entered into an agreement to lease the Lime Street building and took control of the building in June 2007 under a 25 year operating lease. Annual rentals are $41 million per year and we have subleased or agreed to sublease approximately 25 percent of the premises under leases up to 15 years long. The outstanding contractual obligation for lease rentals at December 31, 2007 was $947 million and the amounts receivable from committed subleases was $78 million.

Pensions

Following changes to UK pensions legislation in 2005, we are now required to agree a funding strategy for our UK defined benefit plan with the plan's trustees. In July 2007, we agreed to make full year contributions of $149 million for 2008 and 2009 and $49 million of full year contributions for 2010.

Put options relating to subsidiaries and associates

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

As part of the 1997 acquisition of our initial 33 percent shareholding of Gras Savoye, we entered into a put arrangement, whereby the other shareholders in Gras Savoye (primarily two families, two insurance companies and Gras Savoye's executive management team) could put their shares to us. Until the end of 2011, we will be obligated to buy the shares of certain shareholders to the extent those shareholders put their shares, potentially increasing our ownership from the 38 percent holding at December 31, 2007 to 90 percent if all shareholders put their shares, at a price determined by a contractual formula based on earnings and revenue. We acquired an additional 4 percent of Gras Savoye at a cost of $30 million under these arrangements in January 2008 in addition to the 5 percent acquired at a cost of $25 million in September 2006, taking our current holding to 42 percent. In addition, we have agreed with one of the shareholders that they may put their shares representing an additional 5.5 percent to us in December 2008 for a fixed price of $42 million, which would bring our total ownership interest to 48 percent. If the shareholder does not exercise this option they may exercise the general put option beginning in January 2009 at a price based on the original contractual formula.

Management shareholders of Gras Savoye (representing approximately 10 percent of shares) do not have general put rights before 2011, but have certain put rights on their death, disability or retirement from which payments, at December 31, 2007 based on the formula would not have exceeded $76 million. The shareholders may put their shares individually at any time during the put period.

We believe that, should the aggregate amount of Gras Savoye shares be put to us, sufficient funds would be available to satisfy this obligation. In addition, we have a call option to move to majority ownership under certain circumstances and in any event by December 2009. Upon exercising this call option, the remaining Gras Savoye shareholders will continue to have a put option.

Off-balance sheet transactions

Apart from commitments, guarantees and contingencies, as disclosed in Note 15 of the Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

Item 7A—Quantitative and Qualitative Disclosures about Market Risk

Financial Risk Management

We are exposed to market risk from changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, we enter into a variety of interest rate and foreign currency derivatives. We do not hold financial or derivative instruments for trading purposes.

A discussion of our accounting policies for financial and derivative instruments is included in Note 2 of Notes to the Consolidated Financial Statements and further disclosure is provided in Note 19 of Notes to the Consolidated Financial Statements.

Foreign exchange risk management

We conduct our business in over 100 currencies. Accordingly, movements in currency exchange rates may affect our results.

We report our operating results and financial condition in US dollars. Our US operations earn revenue and incur expenses primarily in US dollars. In the United Kingdom, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in pounds sterling. Outside the United States and the United Kingdom, we predominantly generate revenue and expenses in the local currency. The table below gives an approximate analysis of revenues and expenses by currency in 2007.

	Pounds Sterling	US Dollars	Other Currencies
Revenues	14%	52%	34%
Expenses	29%	42%	29%

During the year ended December 31, 2007, we reviewed and refined our foreign exchange hedging policy. Our primary foreign exchange rate risk arises from changes in the exchange rate between US dollars and pounds sterling as our UK operations earn revenues in a mixture of currencies and incur expenses predominantly in pounds sterling. In addition, the UK operations earn significant revenues in Euros and Japanese Yen.

Under the amended policy, this risk is hedged as follows:

  •
  To the extent that forecast pound sterling expenses exceed pound sterling revenues, we limit our exposure to this exchange rate risk by the use of forward contracts matched to specific, clearly identified cash outflows arising in the ordinary course of business;

  •
  To the extent our UK operations also earn significant revenues in Euros and Japanese Yen, we limit our exposure to changes in the exchange rate between the US dollar and these currencies by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods.

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

	Settlement date before December 31,
	2008		2009		2010
December 31, 2007	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
US dollars sold for sterling	$100	$2.00=£1	$20	$2.01=£1	$ nil	n/a
Euro sold for US Dollars	72	Euro 1=$1.38	73	Euro 1=$1.39	41	Euro 1=$1.41
Japanese Yen sold for US Dollars	8	Yen 115.43=$1	5	Yen 111.04=$1	1	Yen 104.98=$1

Total	$180		$98		$42

Fair Value(1)	$(5)		$(4)		$(1)

	Settlement date before December 31,
	2007		2008		2009
December 31, 2006	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount		Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
US dollars sold for sterling	$69	$1.76=£1	$26	$1.74=£1	$	nil	n/a
Euro sold for sterling	51	Euro 1.40=£1	23	Euro 1.40=£1		12	Euro 1.39=£1
Japanese Yen sold for sterling	9	Yen 181.45=£1	2	Yen 173.58=£1		nil	n/a

Total	$129		$51			$12

Fair Value(1)	$13		$5		$	nil

(1)
Represents the difference between the contract amount and the cash flow in US dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2007 or 2006 at the forward exchange rates prevailing at that date.

Interest rate risk management

Our operations are financed principally by $1,200 million fixed rate Senior Notes issued by a subsidiary, which are split between $250 million due 2010, $350 million due 2015 and $600 million due 2017. As of December 31, 2007 we had also drawn down $50 million on our $300 million Revolving Credit Facility which expires in 2010. The interest rate applicable to this borrowing is variable according to the period of each individual drawdown.

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

The table below provides information about our derivative instruments and other financial instruments that are sensitive to changes in interest. For interest rate swaps, the table presents notional principal amounts and average interest rates analyzed by expected maturity dates. Notional principal amounts are used to calculate the contractual payments to be exchanged under the contracts. The duration of interest rate swaps varies between one and four years, with re-fixing periods of three months. Average fixed and variable rates are, respectively, the weighted-average actual and market rates for the interest hedges in place. Market rates are the rates prevailing at December 31, 2007 or 2006, as appropriate.

	Expected to mature before December 31,
December 31, 2007								Fair Value(1)
	2008	2009	2010	2011	2012	Thereafter	Total
	($ millions, except percentages)
Short-term investments
Principal ($)	9	7	5				21	21
Fixed rate receivable	4.91%	4.83%	3.75%				4.63%
Principal (£)	5	13	1				19	19
Fixed rate receivable	6.25%	5.50%	4.75%				5.64%
Long-term fixed rate debt
Principal ($)			250			950	1,200	1,197
Fixed rate payable			5.13%			6.01%	5.95%
Long-term floating rate debt
Principal ($)			50				50	50
Variable rate payable			5.31%				5.31%
Interest rate swaps
Principal ($)	230	350	235	190			1,005	12
Fixed rate receivable	4.21%	4.65%	5.12%	4.81%			4.85%
Variable rate payable	4.70%	4.07%	3.79%	3.98%			3.96%
Principal (£)	93	96	95	71			355	—
Fixed rate receivable	5.00%	4.79%	5.09%	5.69%			5.17%
Variable rate payable	6.06%	5.43%	5.08%	4.82%			5.14%
Principal (€)	41	74	16	29			160	(2)
Fixed rate receivable	3.28%	3.54%	4.04%	4.21%			3.81%
Variable rate payable	4.69%	4.54%	4.49%	4.50%			4.53%
Forward rate agreements
Principal (£)	20						20	—
Fixed rate receivable	6.19%						6.19%
Variable rate payable	6.50%						6.50%

(1)
Represents the net present value of the expected cash flows discounted at current market rates of interest as appropriate.

	Expected to mature before December 31,
December 31, 2006								Fair Value(1)
	2007	2008	2009	2010	2011	Thereafter	Total
	($ millions, except percentages)
Short-term investments
Principal ($)		9	10	10	3		32	32
Fixed rate receivable		4.91%	4.54%	3.89%	3.75%		4.36%
Principal (£)		5	13	6	2		26	26
Fixed rate receivable		6.25%	5.50%	4.85%	4.25%		5.37%
Long-term fixed rate debt
Principal ($)				250		350	600	585
Fixed rate payable				5.13%		5.63%	5.51%
Long-term floating rate debt
Principal ($)				200			200	200
Variable rate payable				5.74%			5.74%
Interest rate swaps
Principal ($)	102	230	310	195			837	(5)
Fixed rate receivable	3.81%	4.13%	4.55%	5.07%			4.60%
Variable rate payable	5.24%	5.09%	4.91%	4.72%			4.90%
Principal (£)	93	73	95	84			345	(3)
Fixed rate receivable	5.14%	5.06%	4.77%	5.01%			4.94%
Variable rate payable	5.33%	5.38%	5.45%	5.43%			5.42%
Principal (€)	36	37	54	7			134	(1)
Fixed rate receivable	3.80%	3.37%	3.15%	3.62%			3.32%
Variable rate payable	3.82%	3.94%	4.12%	4.19%			4.04%
Forward rate agreements
Principal ($)	160						160	—
Fixed rate receivable	5.28%						5.28%
Variable rate payable	5.24%						5.24%
Principal (£)	53						53	—
Fixed rate receivable	4.69%						4.69%
Variable rate payable	5.32%						5.32%

(1)
Represents the net present value of the expected cash flows discounted at current market rates of interest as appropriate.

WILLIS GROUP HOLDINGS LIMITED

Item 8—Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Willis Group Holdings Limited
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Willis Group Holdings Limited and subsidiaries (collectively, the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of Willis Group Holdings Limited management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Willis Group Holdings Limited and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

As discussed in Note 2 to the financial statements, in 2006, the Company changed its method of accounting for its defined benefit pension plans to adopt Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R.

Deloitte & Touche LLP
London, England
February 27, 2008

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2007	2006	2005
	(millions, except per share data)
REVENUES
Commissions and fees	$2,482	$2,341	$2,194
Investment income	96	87	73

Total revenues	2,578	2,428	2,267

EXPENSES
Salaries and benefits (including share-based compensation of $33, $18 and $18 (Note 3))	(1,448)	(1,457)	(1,384)
Other operating expenses	(460)	(454)	(405)
Regulatory settlements (Note 15)	—	—	(51)
Depreciation expense and amortization of intangible assets	(66)	(63)	(54)
Gain on disposal of London headquarters (Note 4)	14	102	—
Net gain (loss) on disposal of operations (Note 5)	2	(4)	78

Total expenses	(1,958)	(1,876)	(1,816)

OPERATING INCOME	620	552	451
Interest expense	(66)	(38)	(30)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	554	514	421
Income taxes (Note 6)	(144)	(63)	(143)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	410	451	278
Interest in earnings of associates, net of tax (Note 12)	16	16	14
Minority interest, net of tax	(17)	(18)	(11)

NET INCOME	$409	$449	$281

EARNINGS PER SHARE (Note 7)
—Basic	$2.82	$2.86	$1.75
—Diluted	$2.78	$2.84	$1.72
AVERAGE NUMBER OF SHARES OUTSTANDING (Note 7)
—Basic	145	157	161
—Diluted	147	158	163

CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.00	$0.94	$0.86

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(millions, except share data)
ASSETS
Cash and cash equivalents	$200	$288
Fiduciary funds—restricted (Note 8)	1,520	1,772
Short-term investments (Note 8)	40	58
Accounts receivable, net of allowance for doubtful accounts of $32 million in both 2007 and 2006	8,241	8,756
Fixed assets, net of accumulated depreciation of $211 million in 2007 and $202 million in 2006 (Note 9)	315	167
Goodwill (Note 10)	1,648	1,569
Other intangible assets, net of accumulated amortization of $46 million in 2007 and $32 million in 2006 (Note 11)	78	87
Investments in associates (Note 12)	193	173
Net deferred tax assets (Note 6)	—	72
Pension benefits asset (Note 13)	404	166
Other assets	309	270

TOTAL ASSETS	$12,948	$13,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$9,265	$10,062
Deferred revenue and accrued expenses	388	430
Net deferred tax liabilities (Note 6)	5	—
Income taxes payable	43	54
Long-term debt (Note 14)	1,250	800
Liability for pension benefits (Note 13)	43	34
Other liabilities	559	502

Total liabilities	11,553	11,882

COMMITMENTS AND CONTINGENCIES (Note 15)
MINORITY INTEREST	48	42
STOCKHOLDERS' EQUITY
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 143,093,509 shares in 2007 and 153,002,802 shares in 2006	—	—
Additional paid-in capital	41	388
Retained earnings	1,463	1,250
Accumulated other comprehensive loss, net of tax (Note 16)	(153)	(178)
Treasury stock, at cost, 71,858 shares in 2007 and 165,979 shares in 2006	(4)	(6)

Total stockholders' equity	1,347	1,454

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,948	$13,378

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$409	$449	$281
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on disposal of operations, fixed and intangible assets and short-term investments	(20)	1	(77)
Gain on disposal of London headquarters (Note 4)	(14)	(102)	—
Depreciation expense and amortization of intangible assets	66	63	54
Provision for doubtful accounts	2	2	1
Minority interest	10	10	5
Provision for deferred income taxes	66	82	38
Excess tax benefits from share-based payment arrangements	(9)	(11)	(45)
Share-based compensation (Note 3)	33	18	18
Undistributed earnings of associates	(10)	(11)	(10)
Other	(9)	(9)	(14)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	285	(131)	(148)
Accounts receivable	632	(248)	(1,171)
Accounts payable	(953)	430	1,085
Additional funding of UK and US pension plans	(153)	(211)	(50)
Other assets	(78)	34	47
Other liabilities	11	(219)	81

Net cash provided by operating activities	268	147	95

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets (Note 4)	27	205	6
Additions to fixed assets	(185)	(55)	(32)
Net cash proceeds from disposal of operations, net of cash disposed	—	5	90
Acquisitions of subsidiaries, net of cash acquired	(81)	(73)	(35)
Investments in associates	(1)	(25)	—
Purchase of short-term investments	—	—	(42)
Proceeds on sale of short-term investments	19	10	47
Other	—	—	(2)

Net cash (used in) provided by investing activities	(221)	67	32

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	50	200	—
Repayments of debt	(200)	—	(450)
Senior notes issued, net of debt issuance costs	593	—	593
Repurchase of shares (Note 18)	(480)	(211)	(360)
Proceeds from issue of shares	25	16	37
Excess tax benefits from share-based payment arrangements	9	11	45
Dividends paid	(143)	(145)	(135)

Net cash used in financing activities	(146)	(129)	(270)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(99)	85	(143)
Effect of exchange rate changes on cash and cash equivalents	11	10	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	288	193	351

CASH AND CASH EQUIVALENTS, END OF YEAR	$200	$288	$193

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

	December 31,
	2007	2006	2005
	(millions, except share data)
COMMON SHARES OUTSTANDING (thousands)
Balance, beginning of year	153,003	156,958	162,744
Common shares issued	406	78	284
Repurchase of shares (Note 18)	(11,515)	(5,397)	(10,291)
Exercise of stock options	1,200	1,364	4,221

Balance, end of year	143,094	153,003	156,958

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$388	$557	$817
Issue of common shares under employee stock compensation plans and related tax benefits	35	19	69
Repurchase of shares (Note 18)	(432)	(211)	(360)
Issue of common shares for acquisitions	16	3	7
Share-based compensation	33	18	18
Gains on sale of treasury stock	1	2	6

Balance, end of year	41	388	557

RETAINED EARNINGS
Balance, beginning of year	1,250	948	805
Adjustment on adoption of FIN 48 (Note 2)	(4)	—	—

	1,246	948	805
Net income (a)	409	449	281
Dividends	(143)	(147)	(138)
Repurchase of shares (Note 18)	(49)	—	—

Balance, end of year	1,463	1,250	948

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance, beginning of year	(178)	(239)	(194)
Foreign currency translation adjustment (b)	17	44	(41)
Unrealized holding loss (c)	—	(1)	—
Minimum pension liability adjustment (d)	—	209	16
FAS 158 pension funding adjustment (e)	7	—	—
Net gain (loss) on derivative instruments (f)	1	(2)	(20)

Other comprehensive (loss) income, net of tax	(153)	11	(239)

Adjustment on initial application of FAS 158	—	(189)	—

Balance, end of year	(153)	(178)	(239)

TREASURY STOCK
Balance, beginning of year	(6)	(10)	(16)
Shares reissued under stock compensation plans	2	4	6

Balance, end of year	(4)	(6)	(10)

TOTAL STOCKHOLDERS' EQUITY	$1,347	$1,454	$1,256

TOTAL COMPREHENSIVE INCOME (a+b+c+d+e+f)	$434	$699	$236

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF OPERATIONS

Willis Group Holdings Limited ("Willis Group Holdings") and subsidiaries (collectively, the "Company") provide a broad range of insurance brokerage, reinsurance and risk management consulting services to its worldwide clients, both directly and indirectly through its associates. The Company provides both specialized risk management advisory and consulting services on a global basis to clients worldwide in specific industrial and commercial activities, and services to small, medium and major corporates through its retail operations.

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

2.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP"). Presented below are summaries of:

  •
  Recent accounting policy changes; and

  •
  Significant accounting policies followed in the preparation of the consolidated financial statements.

Recent Accounting Policy Changes

Tax—adoption of FIN 48

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), with effect from January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions.

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

	January 1, 2007
	Before application of FIN 48	Effect of FIN 48 application	After Application of FIN 48
	(millions)
Income taxes payable	$54	$4	$58
Total liabilities	11,882	4	11,886
Retained earnings	1,250	(4)	1,246
Total stockholders' equity	1,454	(4)	1,450
Total liabilities and stockholders' equity	$13,378	$—	$13,378

Pensions—adoption of FAS 158

In September 2006, the Financial Accounting Standards Board ("FASB") issued FAS 158 which required an employer to:

  •
  recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation;

  •
  recognize, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost;

  •
  measure defined benefit plan assets and obligations as of the date of the employer's statement of financial position; and

  •
  disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition asset or obligation.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the year. In the preparation of these consolidated financial statements, estimates and assumptions have been made by management concerning; the selection of useful lives of fixed and intangible assets; provisions necessary for accounts receivable, commitments and contingencies and accrued liabilities; long-term asset returns, discount rates and mortality rates in order to estimate pension liabilities and pension expense; income tax valuation allowances; and other similar evaluations. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of time deposits with original maturities of three months or less.

Short-Term Investments

The Company classifies all short-term investments as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses reported in other comprehensive income. Realized gains and losses on investments sold are included in net income.

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

Recoverability of Fixed Assets

Long-lived assets are tested for recoverability whenever events or changes in circumstance indicate that their carrying amounts may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset exceeds its fair value. Fair value is determined based on the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Operating leases

Rentals payable on operating leases are charged straight line to expense over the lease term as the rentals become payable.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. The Company reviews goodwill for impairment annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. As part of the evaluation the estimated future undiscounted cash flows associated with the underlying business operation are compared to the carrying amount of goodwill to determine if a write-down is required. If such an assessment indicates that the undiscounted future cash flows are not sufficient, the carrying amount is reduced to the estimated fair value. Acquired intangible assets are being amortized on a straight-line basis over their estimated useful life.

Investments in Associates

Investments in entities less than 50 percent owned in which the Company has the ability to exercise significant influence are accounted for by the equity method of accounting whereby the investment is carried at cost of acquisition, plus the Company's equity in undistributed net income since acquisition, less dividends received. Investments in entities less than 20 percent owned are accounted for by the cost method. Such investments are not publicly traded. The Company periodically reviews its investments in associates for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the investment is written down to fair value. The amount of any write-down is included in the statements of operations as a realized loss.

Put and Call Options Relating to Subsidiaries and Associates

For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell their shares (a put option) to the Company at various dates in the future. Generally, the exercise price of such puts and calls is formula-based (using revenues and earnings) and is designed to reflect fair value. These put and call options fall outside the scope of FAS 133, Accounting for Derivative Instruments and Hedging Activities. Provision is made for any put options that are out of the money at the balance sheet date.

Derivative Financial Instruments

The Company uses derivative financial instruments for other than trading purposes to alter the risk profile of an existing underlying exposure. Interest rate swaps are used to manage interest risk exposures. Forward foreign currency exchange contracts are used to manage currency exposures arising from future income and expenses. The fair values of derivative contracts are recorded in other assets and other liabilities. Changes in the fair value of derivatives that qualify for hedge accounting are recorded in other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. Changes in fair value of derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness, are recorded in other operating expenses.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and capital loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment date changes. Deferred tax assets and liabilities are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

Positions taken in the Company's tax returns may be subject to challenge by the taxing authorities upon examination. The Company recognizes the benefit of uncertain tax positions in the financial statements when it is more likely than not that the position will be sustained on examination by the tax authorities. The benefit recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company adjusts its recognition of these uncertain tax benefits in the period in which new information is available impacting either the recognition or measurement of its uncertain tax positions.

Pensions

The Company has two principal defined benefit pension plans which cover the majority of employees in the United States and United Kingdom. The UK plan was closed to new entrants in January 2006. New entrants in the United Kingdom are now offered the opportunity to join a defined contribution plan. Elsewhere, pension benefits are typically provided through defined contribution plans.

Defined benefit plans

The net periodic cost of the Company's defined benefit plans are measured on an actuarial basis using the projected unit credit method and several actuarial assumptions. The most significant of which are the discount rate and the expected long-term rate of return on plan assets. Other material assumptions include rates of participant mortality, the expected long-term rate of compensation and pension increases and rates of employee termination. Gains and losses occur when actual experience differs from actuarial assumptions. If such gains or losses exceed ten percent of the greater of plan assets or plan liabilities the Company amortizes those gains or losses over the average remaining service period of the employees.

In accordance with FAS 158, the Company records on the balance sheet the funded status of its pension plans based on the projected benefit obligation.

Defined contribution plans

Contributions to the Company's defined contribution plans are recognized as they fall due. Differences between contributions payable in the year and contributions actually paid are shown as either other assets or other liabilities in the consolidated balance sheets.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation

The Company accounts for share-based compensation as follows:

  •
  the cost resulting from all equity awards is recognized in the financial statements at fair value estimated at the grant date;

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

The Company takes credit for commissions (or fees negotiated in lieu of commission) in respect of insurance placements at the date when the insured is billed or at the inception date of the policy, whichever is later. Commissions on additional premiums and adjustments are recognized as and when advised. Fees for risk management and other services are recognized as the services are provided. Negotiated fee arrangements for an agreed period covering multiple insurance placements, the provision of risk management and/or other services are determined, contract by contract, on the basis of the relative fair value of the services completed and the services yet to be rendered. The Company establishes contract cancellation reserves where appropriate; at December 31, 2007, 2006 and 2005, such amounts were not material.

Investment income is recognized as earned.

3.     SHARE-BASED COMPENSATION

On December 31, 2007, the Company had three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the year ended December 31, 2007 was $33 million (2006: $18 million; 2005: $18 million). The total income tax benefit recognized in the statement of operations for share-based compensation arrangements for the year ended December 31, 2007 was $10 million (2006: $6 million; 2005: $6 million).

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

Amended and Restated 1998 Share Purchase and Option Plan

This plan, which was established on December 18, 1998, provides for the granting of time-based and performance-based options to employees of the Company. There are 30,000,000 shares available for

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     SHARE-BASED COMPENSATION (Continued)

grant under this plan provided, however, that in no event the total number of shares subject to options and other equity for current and future participants exceed 25 percent of the equity of Willis Group Holdings on a fully diluted basis. All options granted under this plan are exercisable at £2 per share ($3.96 using the year-end exchange rate of £1 = $1.98) except for 111,111 time-based options which are exercisable at $13.50. No further grants are to be made under this plan.

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

Willis Award Plan

This plan, which was established on July 13, 2000, provides for the granting of time-based options to selected employees who have been identified as superior performers. There are 5,000,000 shares available for grant under this plan provided, however, that in no event the total number of shares subject to options and other equity for current and future participants exceeds 25 percent of the equity of Willis Group Holdings on a fully diluted basis.

All options granted under this plan are exercisable at £2 per share ($3.96 using the year-end exchange rate of £1 = $1.98). The options vest immediately on the grant date and are exercisable any time up to July 13, 2010.

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

Option Valuation Assumptions

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company's stock. With effect from January 1, 2006, the Company uses the simplified method set out in Staff Accounting Bulletin No.107 to derive the expected term of options granted.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     SHARE-BASED COMPENSATION (Continued)

The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Years ended December 31,
	2007	2006	2005
Expected volatility	30%	30%	26%
Expected dividends	2.5%	2.5%	2.0%
Expected life (years)	6	6	5
Risk-free interest rate	4.61%	5.34%	4.27%

A summary of option activity under the Plans at December 31, 2007, and changes during the year then ended is presented below:

(Options in thousands)	Shares	Weighted Average Exercise Price(1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				($ millions)
Time-based stock options
Balance, beginning of year	14,952	$33.10
Granted	1,920	$39.78
Exercised	(853)	$22.25
Forfeited	(679)	$34.90

Balance, end of year	15,340	$34.46	6 years	59

Options vested or expected to vest at December 31, 2007	14,703	$34.45	6 years	56
Options exercisable at December 31, 2007	4,496	$33.42	6 years	21
Performance-based stock options
Balance, beginning of year	411	$3.96
Exercised	(198)	$3.96
Forfeited	(16)	$3.96

Balance, end of year	197	$3.96	2 years	7

Options vested or expected to vest at December 31, 2007	197	$3.96	2 years	7
Options exercisable at December 31, 2007	197	$3.96	2 years	7

(1)
Certain options are exercisable at £2 per share. The year-end exchange rate of £1 = $1.98 has been used as of December 31, 2007.

The weighted average grant-date fair value of time-based options granted during the year ended December 31, 2007 was $11.06 (2006: $9.82; 2005: $8.33). The total intrinsic value of options exercised during the year ended December 31, 2007 was $24 million (2006: $26 million; 2005: $77 million). At December 31, 2007 there was $67 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under time-based stock option plans; that cost is expected to be recognized over a weighted average period of two years.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     SHARE-BASED COMPENSATION (Continued)

No performance-based options were granted during the three years ended December 31, 2007. The total intrinsic value of options exercised during the year ended December 31, 2007 was $7 million (2006: $18 million; 2005: $68 million). At December 31, 2007 there was no unrecognized compensation cost related to nonvested share-based compensation arrangements under performance-based stock option plans.

A summary of restricted stock unit activity under the Plans at December 31, 2007, and changes during the year then ended is presented below:

(Units awarded in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested shares (restricted stock units)
Balance, beginning of year	1,065	$34.02
Granted	705	$39.40
Vested	(123)	$36.68
Forfeited	(73)	$31.25

Balance, end of year	1,574	$36.35

The total of restricted stock units vested during the year ended December 31, 2007 was 123,139 shares at an average share price of $41.21 (2006: 47,704 shares at an average share price of $37.86). At December 31, 2007 there was $26 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the plan; that cost is expected to be recognized over a weighted average period of two years.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2007 was $21 million (2006: $10 million; 2005: $26 million). The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $9 million for the year ended December 31, 2007 (2006: $11 million; 2005: $46 million).

4.     GAIN ON DISPOSAL OF LONDON HEADQUARTERS

On September 27, 2006 Willis Group Services Limited, a subsidiary of Willis Group Holdings Limited, completed the sale of Ten Trinity Square, the Company's London headquarters building. The building has been leased back at an annual rental of $13 million until the Company occupies its new London headquarters on Lime Street which is expected to be in April 2008. Gross proceeds were $202 million of which 25 percent was received in cash on completion and 75 percent was received on November 27, 2006. Of the total pre-tax gain on disposal of $121 million, $99 million was recognized in third quarter 2006; $14 million was recognized in 2007 (2006: $3 million); the balance of $5 million will be recognized over the expected remaining life of the lease.

5.     NET GAIN (LOSS) ON DISPOSAL OF OPERATIONS

Total proceeds for 2007 were $2 million, inclusive of $nil relating to 2007 dispositions of subsidiaries and associates and $2 million of deferred proceeds, with a gain on disposal of $2 million recorded in the consolidated statements of operations.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     NET GAIN (LOSS) ON DISPOSAL OF OPERATIONS (Continued)

Total proceeds for 2006 were $6 million, inclusive of $3 million relating to 2006 dispositions of subsidiaries and associates and $3 million of deferred proceeds, with a loss on disposal of $4 million recorded in the consolidated statements of operations.

Total proceeds relating to 2005 dispositions of subsidiaries and associates amounted to $97 million, inclusive of deferred proceeds amounting to $1 million. A net gain of $78 million was recorded in the consolidated statements of operations which relates primarily to the gain arising on the sale of the Company's US wholesale unit Stewart Smith on April 14, 2005. The carrying amounts of the Stewart Smith assets and liabilities disposed of were as follows:

(millions)
Current assets	$93
Fixed assets	1
Current liabilities	(91)

6.     INCOME TAXES

The components of income before income taxes, interest in earnings of associates and minority interest are as follows:

	Years ended December 31,
	2007	2006	2005
	(millions)
US	$102	$117	$111
UK	243	276	205
Other jurisdictions	209	121	105

Income before incomes taxes, interest in earnings of associates and minority interest	$554	$514	$421

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     INCOME TAXES (Continued)

The provision for income taxes by location of the taxing jurisdiction consisted of the following:

	Years ended December 31,
	2007	2006	2005
	(millions)
Current income taxes:
US federal tax	$22	$5	$10
US state and local taxes	7	6	6
UK corporation tax	(5)	(65)	54
Other jurisdictions	54	35	35

Total current taxes	78	(19)	105

Deferred taxes:
US federal tax	—	22	19
US state and local taxes	—	3	3
UK corporation tax	68	68	15
Other jurisdictions	(2)	(11)	1

Total deferred taxes	66	82	38

Total income taxes	$144	$63	$143

Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on its income, profits or capital gains. The following table reconciles the income taxes in these financial statements to that which would be expected at the US federal statutory income tax rate:

	Years ended December 31,
	2007	2006	2005
	(millions)
Income before income taxes, interest in earnings of associates and minority interest	$554	$514	$421

US federal statutory income tax rate	35%	35%	35%

Income tax expense at US federal tax rate	194	180	147
Adjustments to derive effective rate:
Non-deductible items:
Intangible assets	(5)	(6)	8
Other	3	11	1
Other items:
FIN 48 movement	(10)	n/a	n/a
Resolution of tax authority enquiries	—	(65)	—
Rate change impact	(4)	—	—
Prior year adjustment	(3)	(5)	(3)
Sale of property	—	(23)	—
Tax differentials of foreign earnings:
UK earnings	(7)	(16)	(10)
Other jurisdictions and US State Taxes	(13)	(4)	10
Other	(11)	(9)	(10)

Provision for income taxes	$144	$63	$143

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     INCOME TAXES (Continued)

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

	December 31,
	2007	2006
	(millions)
Deferred tax assets:
Accrued expenses not currently deductible	$18	$20
US net operating losses	—	4
UK capital losses	69	73
Accrued retirement benefits	—	43
Provisions	42	37
Deferred compensation	28	24
Stock options	27	18
Other	18	18

Gross deferred tax assets	202	237
Less: valuation allowance	(69)	(73)

Net deferred tax assets	133	164

Deferred tax liabilities:
Cost of intangible assets, net of related amortization	20	27
Prepaid retirement benefits	61	16
Tax-leasing transactions	6	6
Unremitted foreign earnings	28	28
Other	23	15

Deferred tax liabilities	138	92

Net deferred tax (liabilities) assets	$(5)	$72

At December 31, 2007, the Company had a valuation allowance of $69 million (2006: $73 million) to reduce its deferred tax assets to estimated realizable value. The valuation allowances at December 31, 2007 and 2006 relate to the deferred tax assets arising from UK capital loss carryforwards, which have no expiration date. Capital loss carryforwards can only be offset against future UK capital gains. In 2006 the Company reinstated and realized the deferred tax asset relating to UK operating losses following the resolution of tax authority enquiries.

At December 31, 2007, the Company had deferred tax assets of $133 million (2006: $164 million), net of the valuation allowance. Management believes, based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are anticipated to reverse, and prudent and feasible tax-planning strategies, it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised. In the event that the valuation allowance of $69 million at December 31, 2007 (2006: $73 million) is reduced in future years to recognize deferred tax assets, an amount of up to $69 million (2006: $73 million) will be allocated to reduce goodwill.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     INCOME TAXES (Continued)

The Company recognizes deferred tax balances related to the undistributed earnings of subsidiaries when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. The Company does not, however, provide for income taxes on the unremitted earnings of certain other subsidiaries where, in management's opinion, such earnings have been indefinitely reinvested in those operations, or will be remitted either in a tax free liquidation or as dividends with taxes substantially offset by foreign tax credits. It is not practical to determine the amount of unrecognized deferred tax liabilities for temporary differences related to these investments.

Unrecognized tax benefits

Total unrecognized tax benefits as at December 31, 2007 totaled $20 million which, if recognized, would all impact the Company's effective tax rate. During the next 12 months it is reasonably possible that the Company will recognize approximately $5 million of tax benefits related to the release of provisions no longer required due to either settlement through negotiation or closure of the statute of limitations on assessment.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(millions)
Balance at January 1, 2007	$30
Reductions due to a lapse of the applicable statute of limitation	(10)

Balance at December 31, 2007	$20

The Company files tax returns in the various tax jurisdictions in which it operates, principally the United States and United Kingdom. In 2006, the Company resolved all issues related to the IRS examination of the 2003 federal income tax return. The 2003 US tax year closed in 2007 upon the expiration of the statute of limitations on assessment. US tax returns for tax years 2004, 2005 and 2006 have been filed. The Company has not received notice that the IRS will be conducting an audit of either of these open years. Texas is the only state with an active income tax audit. The Company has not extended the federal statute of limitations for assessment in the US.

All UK tax returns have been timely filed and are in the normal process of being reviewed, with HM Revenue & Customs making enquiries to obtain additional information. As previously noted the Company resolved all issues relating to enquiries into restructurings in respect of the 2001 tax year. All UK enquiries into the 2002 and 2003 tax year have been cleared in 2007, but tax years 2004 and 2005 are still subject to on-going enquiries. The 2006 UK returns have been filed. The earliest UK tax year the Company has kept open is 1995 in relation to foreign tax relief calculations.

The Company recognizes interest and penalties relating to unrecognized tax benefits as part of its income taxes expense. Total accrued interest as of December 31, 2007 was $2 million (January 1, 2007: $2 million). No interest or penalties were recognized in the income statement for the year ended December 31, 2007.

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

For the year ended December 31, 2007, time-based and performance-based options to purchase 15.3 million and 0.2 million (2006: 15.0 million and 0.4 million; 2005: 11.8 million and 1.0 million) shares, respectively, and 1.6 million restricted shares (2006: 1.1 million; 2005: 0.3 million), respectively, were outstanding.

Basic and diluted earnings per share are as follows:

	Years ended December 31,
	2007	2006	2005
	(millions, except per share data)
Net income	$409	$449	$281

Basic average number of shares outstanding	145	157	161
Dilutive effect of potentially issuable shares	2	1	2

Diluted average number of shares outstanding	147	158	163

Basic earnings per share	$2.82	$2.86	$1.75
Dilutive effect of potentially issuable shares	(0.04)	(0.02)	(0.03)

Diluted earnings per share	$2.78	$2.84	$1.72

Options to purchase 2.6 million shares for the year ended December 31, 2007 were not included in the computation of the dilutive effect of stock options because the effect was antidilutive (2006: 5.7 million shares; 2005: 4.9 million shares).

8.     FIDUCIARY FUNDS—RESTRICTED AND SHORT-TERM INVESTMENTS

The Company's fiduciary funds-restricted and short-term investments consist mainly of cash and time deposits. Accrued interest on investments is recorded as other assets.

Debt securities are classified as available-for-sale. Accordingly, they are recorded at fair market value with unrealized holding gains and losses reported, net of tax, as a component of other comprehensive income. As of December 31, 2007 and 2006, the amortized cost of such securities approximated fair value.

Realized gains and losses, net of tax, on debt securities are included in net income. During the years ended December 31, 2007, 2006 and 2005, sales of debt securities totaled $19 million, $10 million and $47 million, respectively, on which realized gains and losses were not material to the consolidated results of the Company. Fiduciary funds-restricted, consisting primarily of time deposits with original maturities of less than or equal to three months, were $1,520 million as of December 31, 2007 (2006: $1,772 million).

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     FIDUCIARY FUNDS—RESTRICTED AND SHORT-TERM INVESTMENTS (Continued)

Short-term investments consist of the following:

	December 31,
	2007	2006
	(millions)
Short-term investments:(1)
US, UK and other Government securities	$28	$38
Corporate debt securities	12	20

	$40	$58

(1)
Debt securities classified as available-for-sale.

The following table summarizes the estimated fair value of investments in marketable securities designated as available-for-sale classified by the contractual maturity date of the security:

	December 31,
	2007	2006
	(millions)
Total marketable securities—due within 1 year through 5 years	$40	$58

Consolidation of fiduciary funds

In accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, the financial statements for the years ended December 31, 2007 and 2006 reflect the consolidation of one Variable Interest Entity ("VIE"), a UK non-statutory trust that was established in January 2005 following the introduction of statutory regulation of insurance in the UK by the Financial Services Authority. The regulation requires that all fiduciary funds collected by an insurance broker such as the Company be paid into a non-statutory trust designed to give additional credit protection to the clients and insurance carriers of the Company. This trust restricts the financial instruments in which such funds may be invested and affects the timing of transferring commission from fiduciary funds to own funds. As a result of the regulation, approximately $155 million of own funds were reclassified to fiduciary funds in January 2005.

As of December 31, 2007, the fair value of the assets in the VIE was approximately $912 million (2006: $1,056 million) and the fair value of the associated liabilities was approximately $912 million (2006: $1,056 million). There are no assets of the Company that serve as collateral for the VIE.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     TANGIBLE FIXED ASSETS

The components of fixed assets are as follows:

	December 31,
	2007	2006
	(millions)
Land and buildings	$56	$53
Leasehold improvements	140	44
Furniture and equipment	330	272

Total fixed assets, cost	526	369
Less accumulated depreciation	(211)	(202)

Total fixed assets, net	$315	$167

The Company recognized a depreciation charge of $52 million, $49 million and $43 million in the years ended December 31, 2007, 2006 and 2005, respectively.

10.   GOODWILL

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Goodwill is not amortized but is subject to impairment testing annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. As part of the evaluation the estimated future undiscounted cash flows associated with the underlying business operation are compared to the carrying amount of goodwill to determine if a write-down is required. If such an assessment indicates that the undiscounted future cash flows are not sufficient, the carrying amount is reduced to the estimated fair value.

When a business entity is sold, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it is included.

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2007 and 2006 are as follows:

	Global	North America	International	Total
	(millions)
Balance at January 1, 2006	$1,003	$217	$287	$1,507
Goodwill acquired during 2006	4	20	57	81
Goodwill written off related to sale of business unit during 2006	—	(4)	(2)	(6)
Reversal of valuation allowance on previously acquired tax benefit	(14)	—	—	(14)
Foreign exchange	1	—	—	1

Balance at December 31, 2006	$994	$233	$342	$1,569
Goodwill acquired during 2007	1	26	55	82
Foreign exchange	(3)	—	—	(3)

Balance at December 31, 2007	$992	$259	$397	$1,648

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   OTHER INTANGIBLE ASSETS

Other intangible assets are classified into two categories:

  •
  "Customer and Marketing related" includes client lists, client relationships and non-compete agreements; and

  •
  "Contract based, Technology and Other" includes all other purchased intangible assets.

The major classes of amortizable intangible assets are as follows:

	December 31,
	2007	2006
	(millions)
Customer and Marketing related	$120	$119
Less: accumulated amortization	(46)	(32)

Net amortizable Customer and Marketing related	74	87

Contract based, Technology and Other	4	—
Less: accumulated amortization	—	—

Net amortizable Contract based, Technology and Other	4	—

Total amortizable intangible assets	124	119
Less: accumulated amortization	(46)	(32)

Net total amortizable intangible assets	$78	$87

The aggregate amortization of intangible assets for the year ended December 31, 2007 was $14 million. The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

(millions)
2008	$14
2009	13
2010	12
2011	12
2012	11

Total	$62

12.   INVESTMENTS IN ASSOCIATES

The Company holds a number of investments which it accounts for using the equity method. The Company's interest in the outstanding stock of the more significant associates is as follows:

	December 31,
	Country	2007	2006
Al-Futtaim Willis Co. L.L.C.	Dubai	49%	49%
Gras Savoye & Cie ("Gras Savoye")	France	38%	38%

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   INVESTMENTS IN ASSOCIATES (Continued)

Of those listed above, the Company's principal investment as of December 31, 2007 and 2006 is Gras Savoye, France's leading insurance broker. Included in the carrying amount of the Gras Savoye investment as of December 31, 2007 is goodwill of $93 million (2006: Goodwill of $93 million). Of this total, $21 million was recognized in respect of an additional 5 percent holding in Gras Savoye purchased in 2006.

As of December 31, 2007 and 2006, the Company's other investments in associates individually and in the aggregate were not material to the Company's operations.

On July 23, 1997, the Company entered into an agreement with Gras Savoye whereby, among other things, the co-shareholders of Gras Savoye (other than management) have the right to sell (put option) their shares to the Company possibly increasing the Company's ownership interest from 38 percent to 90 percent. Management shareholders of Gras Savoye, representing approximately 10 percent of the outstanding shares, do not have general put rights before 2011, but have certain put rights on their death, disability or retirement. The option expires at the end of 2011 and Gras Savoye's eligible co-shareholders may exercise their rights from January 1, 2001. In addition, the Company has the right to purchase (call option) at least 50.1 percent of Gras Savoye's shares from the co-shareholders. The call option is exercisable from December 1, 2009 until February 1, 2010. The exact amount payable by the Company under the put and call is based on formula-based price contingent on Gras Savoye's future results. Furthermore, the Company has agreed with one of the shareholders that they may put their shares representing an additional 5.5 percent to the Company in December 2008 for a fixed price of $42 million, which would bring the Company's total ownership interest to 48 percent. If the shareholder does not exercise this option they may exercise the general put option beginning in January 2009 at a price based on the original contractual formula.

On January 2, 2008, the Company acquired an additional 4 percent holding in Gras Savoye for approximately $30 million increasing its ownership to 42 percent.

Unaudited condensed financial information for associates, in the aggregate, as of and for the years ended December 31, is presented below. For convenience purposes: (i) balance sheet data has been translated to US dollars at the relevant year-end exchange rate, and (ii) condensed statements of operations data has been translated to US dollars at the relevant average exchange rate.

	2007	2006	2005
	(millions)
Condensed statements of operations data:
Total revenues	$508	$440	$412
Income before income taxes	75	75	67
Net income	29	41	44
Condensed balance sheets data:
Total assets	1,446	1,250	1,095
Total liabilities	(1,188)	(1,041)	(926)
Stockholders' equity	(258)	(209)	(169)

For the year ended December 31, 2007 the company recognized $6 million (2006: $5 million; 2005: $5 million) in respect of dividends received from associates.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   PENSION PLANS

The Company maintains two principal defined benefit pension plans that cover almost all our employees in the United States and United Kingdom, although the UK plan was closed to new entrants in January 2006. New entrants in the United Kingdom will now be offered the opportunity to join a defined contribution plan. Elsewhere, pension benefits are typically provided through defined contribution plans. It is the Company's policy to fund pension costs as required by applicable laws and regulations.

The following schedules provide information concerning the Company's UK and US defined benefit pension plans as of and for the years ended December 31:

	UK Pension Benefits		US Pension Benefits
	2007	2006	2007	2006
	(millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$2,090	$1,848	$585	$574
Service cost	47	51	21	21
Interest cost	113	97	35	32
Employee contributions	14	10	—	—
Actuarial (gain) loss	(120)	(99)	22	(23)
Benefits paid	(82)	(74)	(22)	(20)
Foreign currency changes	22	257	—	—
Plan amendments	—	—	—	1

Benefit obligations, end of year	2,084	2,090	641	585

Change in plan assets:
Fair value of plan assets, beginning of year	2,256	1,662	551	475
Actual return on plan assets	99	141	46	78
Employee contributions	14	10	—	—
Employer contributions	180	263	23	18
Benefits paid	(82)	(74)	(22)	(20)
Foreign currency changes	21	254	—	—

Fair value of plan assets, end of year	2,488	2,256	598	551

Funded status at end of year	$404	$166	$(43)	$(34)

Components on the Consolidated Balance Sheets:
Pension benefits asset	$404	$166	$—	$—
Liability for pension benefits	—	—	(43)	(34)

Amounts recognized in accumulated other comprehensive loss consist of:

	UK Pension Benefits		US Pension Benefits
	2007	2006	2007	2006
	(millions)
Net actuarial loss	$236	$273	$20	$1
Prior service gain	(18)	(20)	(7)	(9)

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   PENSION PLANS (Continued)

The accumulated benefit obligations for the Company's UK and US defined benefit pension plans were $2,014 million and $619 million, respectively (2006: $2,019 million and $565 million, respectively).

The components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the UK and US defined benefit plans are as follows:

	Years ended December 31,
	UK Pension Benefits			US Pension Benefits
	2007	2006	2005	2007	2006	2005
	(millions)
Components of net periodic benefit cost:
Service cost	$47	$51	$47	$21	$21	$24
Interest cost	113	97	88	35	32	31
Expected return on plan assets	(182)	(143)	(107)	(44)	(39)	(35)
Amortization of unrecognized prior service gain	(3)	(3)	(3)	(1)	(1)	—
Amortization of unrecognized actuarial loss	4	14	16	—	—	1

Net periodic benefit (income) cost	$(21)	$16	$41	$11	$13	$21

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gain) loss	$(37)	$287	n/a	$20	$1	n/a
Amortization of unrecognized actuarial loss	(4)	(14)	n/a	—	—	n/a
Prior service gain	—	(23)	n/a	—	(10)	n/a
Amortization of unrecognized prior service gain	3	3	n/a	1	1	n/a

Total recognized in other comprehensive income	$(38)	$253	n/a	$21	$(8)	n/a

Total recognized in net periodic benefit cost and other comprehensive income	$(59)	$269	n/a	$32	$5	n/a

The estimated net loss and prior service cost for the UK and US defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $nil and $3 million gain, respectively (using the year-end exchange rate of £1 = $1.98) for the UK plan and $nil and $1 million gain for the US plan, respectively.

The following schedule provides other information concerning the Company's UK and US defined benefit pension plans:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
	2007	2006	2007	2006
Weighted-average assumptions to determine benefit obligations:
Discount rate	5.9%	5.3%	6.0%	6.0%
Rate of compensation increase	4.3%	3.9%	4.0%	4.0%

Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	5.3%	4.9%	6.0%	5.8%
Expected return on plan assets	7.8%	7.8%	8.0%	8.0%
Rate of compensation increase	3.9%	3.6%	4.0%	4.0%

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   PENSION PLANS (Continued)

The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The expected returns on UK plan assets are UK and foreign equities 8.80 percent, debt securities 5.40 percent and real estate 6.40 percent. The expected returns on US plan assets are US and foreign equities 9.25 percent and debt securities 5.75 percent.

The Company's pension plan asset allocations based on fair values were as follows:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
Asset Category
	2007	2006	2007	2006
Equity securities	71%	72%	62%	70%
Debt securities	22%	18%	28%	30%
Real estate	5%	6%	—	—
Other	2%	4%	10%	—

Total	100%	100%	100%	100%

The Company's investment policy includes a mandate to diversify assets and the Company invests in a variety of asset classes to achieve that goal. The UK Plan's assets are divided into 10 separate portfolios according to asset class and managed by 10 investment managers. The broad target allocations are UK and foreign equities (75 percent), debt securities (20 percent) and real estate (5 percent). The US Plan's assets are currently invested in 19 funds representing most standard equity and debt security classes. The broad target allocations are US and foreign equities (64 percent) and debt securities (36 percent).

In 2008, the Company expects to contribute $149 million to the UK plan and $25 million to the US plan.

The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK and US defined benefit pension plans:

Expected future benefit payments	UK Pension Benefits	US Pension Benefits
	(millions)
2008	$84	$24
2009	87	25
2010	92	28
2011	99	30
2012	105	33
2013-2017	628	218

Willis North America has a 401(k) plan covering all eligible employees of Willis North America and its subsidiaries. The plan allows participants to make pre-tax contributions and the Company provides a matching contribution of 3 percent of employees' annual eligible compensation. All investment assets of the plan are held in a trust account administered by independent trustees. The Company's 401(k) matching contributions for 2007 were $6 million (2006: $5 million; 2005: $5 million).

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2007	2006
	(millions)
5.125% Senior notes due 2010	$250	$250
5.625% Senior notes due 2015	350	350
6.200% Senior notes due 2017	600	—
Revolving credit facility	50	200

	$1,250	$800

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

$50 million was drawn as at December 31, 2007, bearing an interest rate of LIBOR plus 0.375 percent.

The revolving credit facility agreement contains numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated EBITDA to consolidated net interest expense and maximum levels of net indebtedness in relation to consolidated EBITDA, in each case subject to certain adjustments.

In addition, the credit agreement includes covenants relating to the delivery of financial statements, reports and notices, limitations on liens, limitations on sales and other disposals of assets, limitations on indebtedness and other liabilities, limitations on sale and leaseback transactions, limitations on mergers and other fundamental changes, maintenance of property, maintenance of insurance, nature of business, compliance with applicable laws, maintenance of corporate existence and rights, use of proceeds, payment of taxes and access to information and properties. At December 31, 2007, the Company was in compliance with all covenants.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   LONG-TERM DEBT (Continued)

All obligations of Willis North America Inc. ("Willis North America") (the borrower) under the credit agreement and under the Senior Notes offering are guaranteed by Willis Group Holdings Limited, Trinity Acquisition Limited, Willis Group Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

Lines of Credit

Excluding the $300 million revolving credit facility, the Company also has available $8 million (2006: $7 million) in lines of credit, of which $nil was drawn as of December 31, 2007 (2006: $nil).

15.   COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain land, buildings and equipment under various operating lease arrangements. Original non-cancellable lease terms typically are between 10 and 20 years and may contain escalation clauses, along with options that permit early withdrawal. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease.

As of December 31, 2007, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
	(millions)
2008	$140	$(19)	$121
2009	126	(17)	109
2010	113	(14)	99
2011	91	(13)	78
2012	77	(10)	67
Thereafter	976	(52)	924

Total	$1,523	$(125)	$1,398

The Company is currently moving from Ten Trinity Square into its new London headquarters in Lime Street. In November 2004, the Company entered into an agreement with long time client British Land plc to lease the Lime Street building and took control of the building in June 2007 under a 25 year operating lease, with occupancy targeted for April 2008. The Company's contractual obligations in relation to this commitment total $947 million and are included in the table above.

Rent expense amounted to $132 million for the year ended December 31, 2007 (2006: $93 million; 2005: $77 million). The Company's rental income from subleases was $14 million for the year ended December 31, 2007 (2006: $11 million; 2005: $9 million).

Guarantees

Guarantees issued by certain of Willis Group Holdings' subsidiaries with respect to the Senior Credit Facility are discussed in note 14 in these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   COMMITMENTS AND CONTINGENCIES (Continued)

Certain of Willis Group Holdings' subsidiaries have given the landlords of some leasehold properties occupied by the Company in the United Kingdom and the United States guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $1,035 million and $1,033 million at December 31, 2007 and 2006, respectively.

In addition, the Company has given guarantees to bankers and other third parties relating principally to letters of credit amounting to $4 million and $3 million at December 31, 2007 and 2006, respectively.

Put and Call Options Relating to Subsidiaries and Associates

For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell (a put option) their shares to the Company at various dates in the future. Generally, the exercise price of such puts and calls is formula-based (using revenues and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates, the potential amount payable in 2008 from these options is not expected to exceed $457 million. Of this balance, $442 million relates to Gras Savoye, as disclosed in Note 12.

Claims, Lawsuits and Other Proceedings

General

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   COMMITMENTS AND CONTINGENCIES (Continued)

The most significant actual or potential claims, lawsuits and other proceedings, of which we are currently aware are:

Inquiries and Investigations

In April 2005, the Company entered into an Assurance of Discontinuance ("NY AOD") with the New York Attorney General and the New York Superintendent of Insurance resolving the investigation commenced by the New York Attorney General in April 2004 which concerned, among other things, arrangements pursuant to which insurers compensated insurance brokers for distribution and other services provided to insurers and, as the investigation of brokers and insurers continued, broadened into an investigation of other possible violations of law, including violations of fiduciary duty, securities laws, and antitrust laws. Pursuant to the NY AOD, the Company has paid $50 million to eligible customers. The Company also agreed to continue certain business reforms it had already implemented and to implement certain other business reforms. These reforms include an agreement not to accept contingent compensation; and an undertaking to disclose to customers any compensation the Company will receive in connection with providing policy placement services to the customer. The Company also resolved a similar investigation commenced by the Minnesota Attorney General in 2005 by entering into an Assurance of Discontinuance pursuant to which the Company paid $1 million to Minnesota customers and implemented the business reforms described in the NY AOD. In July 2007 the Company resolved a similar investigation by the Florida Attorney General, the Florida Department of Financial Services and the Florida Office of Insurance Regulation by agreeing to reimburse approximately $2.6 million to Florida public entities who were customers and to reimburse the state for its investigatory costs.

The Company has responded to requests for documents and information by the regulators and/or attorneys general of more than twenty other states, the District of Columbia, one US city, Canada, and Australia that conducted similar investigations. The Company has co-operated fully with these investigations and has engaged in discussions with regulators and attorneys general about their investigations but cannot predict at this time how or when those investigations will be resolved.

The European Commission issued questionnaires pursuant to its Sector Inquiry or, in respect of Norway, the European Free Trade Association Surveillance Authority, related to insurance business practices, including compensation arrangements for brokers, to at least 150 European brokers including our operations in nine European countries. The Company responded to the European Commission questionnaires and has filed the European Free Trade Association Surveillance Authority for two of its Norwegian entities. The European Commission reported on a final basis on September 25, 2007 expressing concerns over potential conflicts of interest in the industry relating to remuneration and binding authorities when assuming a dual role for clients and insurers and also over the nature of the coinsurance market. The Company continues to co-operate with both the European Commission and the European Free Trade Association Surveillance Authority.

Since August 2004, various plaintiffs have filed purported class actions in the United States District Court for the Southern District of New York, the Northern District of Illinois, the Northern District of California, the New Jersey District court, and the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, under a variety of legal theories, including state tort, contract, fiduciary duty and statutory theories, and federal antitrust and RICO theories. Other than a federal suit in Illinois that was voluntarily dismissed by the plaintiff in May 2005, all of these federal

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   COMMITMENTS AND CONTINGENCIES (Continued)

actions have been consolidated into two actions in federal court in New Jersey. One of the consolidated actions addresses employee benefits, while the other consolidated action addresses all other lines of insurance. In addition to the two federal actions, the Company was also named as a defendant in a purported class action in the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division. Both the consolidated federal actions and the Florida state action name various insurance carriers and insurance brokerage firms, including the Company, as defendants. In July 2007, class action suits, similar to the suits consolidated in New Jersey, were filed in the United States District Courts in the Southern District of Florida and the Southern District of New York. The complaints seek monetary damages and equitable relief and make allegations regarding the practices and conduct that has been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers have breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and entered into other improper activities. The complaints also allege the existence of a conspiracy among the insurance carriers and brokers and the federal court complaints allege violations of the federal RICO statute. In separate decisions issued in August and September 2007, the Judge in the two consolidated federal actions dismissed the antitrust and RICO claims with prejudice and dismissed certain of the state claims without prejudice. Plaintiffs have filed a notice of appeal regarding these dismissal rulings. In January 2008, the Judge dismissed the ERISA claims with prejudice in the employee benefits suit. Additional actions could be brought in the future by individual policyholders. The Company disputes the allegations in all of these suits and intends to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

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

In 2004, the solvent stamp companies entered into a settlement agreement whereby Willis Group Limited and all its subsidiaries received certain immediate releases and other releases staged in return for certain staged payments. The final staged payment was made on May 11, 2007 and consequently, the Company and its subsidiaries were released from further potential liabilities to the solvent stamp companies arising out of WFUM's agency role.

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   COMMITMENTS AND CONTINGENCIES (Continued)

payment from Sovereign will have no effect on the Company's results of operations, financial condition or liquidity.

Sovereign, in common with all the solvent stamp companies, has commenced the process of entering into final cut-off schemes of arrangements with their creditors. Votes approving the scheme proposals took place at creditors' meetings leading to the schemes being approved by the English and US courts in the third quarter of 2007. The Company through its wholly-owned subsidiary, Run-Off 1997 Limited, will continue to perform a consultancy role but otherwise the Company's involvement with the run-off of the stamp companies' obligations has come to an end.

Sovereign has expressed concern about the enforceability of certain reinsurance put in place by WFUM on behalf of Sovereign. The failure of Sovereign to collect reinsurance following any adverse arbitration awards would increase the likelihood of Sovereign pursuing potential claims, including shortfalls in reinsurance recoveries, against WFUM. Sovereign has reserved its rights generally in respect of such potential claims, and WFUM, Willis Group Limited and certain brokerage subsidiaries have entered into standstill agreements with Sovereign which preserve its rights with respect to its potential claims. The Company believes that any amounts likely required to resolve any such claim will be covered by errors and omissions insurance.

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

The reinsurers concerned have taken the position that, despite their decisions to underwrite risks or a group of risks, they are no longer bound by their reinsurance contracts. As a result, they have stopped settling claims and are seeking to recover claims already paid. The Company also understands that there have been at least two arbitration awards in relation to a spiral, among other things, in which the reinsurer successfully argued that it was no longer bound by parts of its reinsurance program. Willis Limited, the Company's principal insurance brokerage subsidiary in the United Kingdom, acted as the reinsurance broker or otherwise as intermediary, but not as an underwriter, for numerous personal accident reinsurance contracts, including two contracts that were involved in one of the arbitrations. Due to the small number of reinsurance brokers generally, Willis Limited was one of a small number of brokers active in the market for this reinsurance during the relevant period. Willis Limited also utilized other brokers active in this market as sub-agents, including brokers who are parties to the legal proceedings described above, for certain contracts and may be responsible for any errors and omissions they may have made. In July 2003, one of the reinsurers received a judgment in the English High Court against certain parties, including a sub-broker Willis Limited used to place two of the contracts involved in this trial. Although neither the Company nor any of its subsidiaries were a party to this proceeding or any arbitration, Willis Limited entered into tolling agreements with certain of the

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   COMMITMENTS AND CONTINGENCIES (Continued)

principals to the reinsurance contracts tolling the statute of limitations pending the outcome of proceedings between the reinsureds and reinsurers.

Recently two former clients of Willis Limited, American Reliable Insurance Company and one of its associated companies ("ARIC") and CNA Insurance Company Limited and two of its associated companies ("CNA") have each terminated their respective tolling agreements with Willis Limited and commenced litigation in the English Commercial Court against Willis Limited. ARIC has alleged conspiracy between a former Willis Limited employee and the ARIC underwriter as well as negligence and CNA has alleged deceit and negligence by the same Willis Limited employee both in connection with placements of personal accident reinsurance in the excess of loss market in London and elsewhere. The Company disputes these allegations and intends to vigorously defend itself against these actions. ARIC's asserted claim is approximately $257 million (plus unspecified interest and costs) and CNA's asserted claim is approximately $251 million (plus various unspecified claims for exemplary damages, interest and costs). The Company cannot predict at this time what, if any, damages might result from this action but believes that any amounts likely required to resolve the claims will be covered by errors and omissions insurance. Various arbitrations continue to be active and from time to time the principals request co-operation from the Company and suggest that claims may be asserted against the Company. Such claims may be made against the Company if reinsurers do not pay claims on policies issued by them. The Company cannot predict at this time whether any such claims will be made or the damages that may be alleged.

Gender Discrimination Class Action

A federal district court action was commenced against the Company in 2001 on behalf of an alleged nationwide class of present and former female officer and officer equivalent employees alleging that the Company discriminated against them on the basis of their gender and seeking injunctive relief, money damages, attorneys' fees and costs. The court denied plaintiffs' motions to certify a nationwide class or to grant nationwide discovery, but did certify a class of female officers and officer equivalent employees based in the Northeast (New York, New Jersey and Massachusetts) offices. The class consists of approximately 200 women. In June 2007 the parties reached a settlement in principle on the class claims and with the two remaining named plaintiffs on their individual claims for an amount that will not have a material adverse effect on our results of operations. The parties have agreed on the terms of the written settlement agreement including the terms of the injunctive relief that the Company will agree to provide under the settlement which was approved by the court in February 2008. The judge is currently determining the amount of attorney fees the plaintiffs are entitled to receive, which is not material to the Company. A former female employee, whose motion to intervene in the class action was denied, has filed a purported class action with almost identical allegations as those contained in this suit, except seeking a class period of 1998 to the time of trial. The Company's motion to dismiss this suit was denied and the court did not grant the Company permission to immediately file an appeal from the denial of its motion to dismiss. The Company cannot predict at this time what, if any, damages might result from this action.

World Trade Center

We acted as the insurance broker, but not as an underwriter, for the placement of both property and casualty insurance for a number of entities which were directly impacted by the September 11, 2001 destruction of the World Trade Center complex, including Silverstein Properties LLC, which acquired a

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   COMMITMENTS AND CONTINGENCIES (Continued)

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

There are a number of lawsuits pending in the United States between the insured parties and the insurers for several placements, with the Silverstein property placement being the most significant of these lawsuits. There were two jury trials in the Silverstein property suit in which the principal issue was whether the September 11 events constituted one or more occurrences for the purposes of the relevant insurance policies. The outcome from the two jury trials is that Silverstein has $4.6 billion in coverage as opposed to the $7 billion it was seeking. On appeal, the verdicts from both jury trials were upheld. Silverstein and a few insurers have filed petitions with the appellate court for reargument. In May 2007, Silverstein reached a settlement with all of its property insurers, putting an end to the property litigation. In June 2007, a state court action was commenced in the New York County Supreme Court by The Westfield Group against Silverstein and Willis seeking to recover the costs it incurred in establishing its insured status under Silverstein's liability policy. Other disputes may also arise in respect of the World Trade Center insurance placed by us which could affect Willis including claims by one or more of the insureds that we made culpable errors or omissions in connection with our brokerage activities. However, we do not believe that our role as broker will lead to liabilities which in the aggregate would have a material adverse effect on our results of operations, financial condition or liquidity.

16.   ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX

The components of comprehensive income are as follows:

	Years ended December 31,
	2007	2006	2005
	(millions)
Net income	$409	$449	$281
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (net of tax of $nil in 2007, 2006 and 2005)	17	44	(41)
Unrealized holding gain (loss) (net of tax of $nil in 2007, 2006 and 2005)	—	(1)	—
Minimum pension liability adjustment, prior to the adoption of FAS 158 (net of tax of $(97) million in 2006 and $(5) million in 2005)	—	209	16
FAS 158 pension funding adjustment (net of tax of $(6) million in 2007)	7	—	—
Net gain (loss) on derivative instruments (net of tax of $nil in 2007, $1 million in 2006, $9 million in 2005)	1	(2)	(20)

Other comprehensive income (loss) (net of tax of $(6) million in 2007, $(96) million in 2006, $4 million in 2005)	25	250	(45)

Comprehensive income	$434	$699	$236

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX (Continued)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	December 31,
	2007	2006	2005
	(millions)
Net foreign currency translation adjustment	$16	$(1)	$(45)
Net unrealized holding loss	(1)	(1)	—
Net minimum pension liability adjustment, prior to the adoption of FAS 158	—	16	(193)
FAS 158 pension funding adjustment	(166)	—	—
Net unrealized loss on derivative instruments	(2)	(3)	(1)

Accumulated other comprehensive (loss) income pre application of FAS 158, net of tax	$(153)	$11	$(239)
Net adjustment on initial application of FAS 158	—	(189)	—

Accumulated other comprehensive loss, net of tax	$(153)	$(178)	$(239)

It is estimated that $5 million of net derivative losses included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

17.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Years ended December 31,
	2007	2006	2005
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$83	$96	$62
Cash payments for interest	57	36	12

Supplemental disclosures of non-cash flow investing and financing activities:
Liabilities accrued for additions to fixed assets	$16	$—	$—
Issue of stock on acquisitions of subsidiaries	16	3	7
Deferred payments on acquisitions of subsidiaries	1	8	2

Acquisitions:
Fair value of assets acquired	$11	$92	$15
Less:
liabilities assumed	(2)	(71)	(19)
cash acquired	—	(2)	(2)

Net assets (liabilities) assumed, net of cash acquired	$9	$19	$(6)

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.   SHARE BUYBACKS

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced the previous $1 billion buyback program and its remaining $308 million authorization. The program is an open-ended plan to repurchase the Company's shares from time to time in the open market or through negotiated sales with persons who are not affiliates of the Company. No share buybacks had been made under this new authorization by December 31, 2007.

During the year ended December 31, 2007, the Company repurchased through its accelerated share repurchase program 11.5 million shares, bringing total share repurchases under the previous program to date to 16.9 million shares for a total consideration of $692 million. Repurchased shares were subsequently canceled.

Accelerated Share Repurchase Programs

During the year ended December 31, 2007, the Company completed the $150 million November 2006 accelerated share repurchase program and started and completed two further accelerated share repurchase programs, one for $50 million and one for $400 million.

The details of the various programs as at December 31, 2007, are as follows:

Start date	Finish date	No. of shares purchased	Initial price	Adjusted price on completion(1)	Fees and price adjustment(1)
November 2006	February 2007	3,786,922	$39.61	$40.63	$3.9 million
March 2007	March 2007	1,274,210	$39.26	$39.66	$0.5 million
March 2007	October 2007	10,240,655	$39.06	$41.68	$26.8 million

(1)
Under the terms of the programs, the shares were subject to a price adjustment based on the volume weighted average share price of Willis' stock and dividend payments during the term of the program.

The $481 million excess of the initial purchase price over nominal value for the two 2007 programs, together with the price adjustments in respect of the completed November 2006 and March 2007 programs has been charged to stockholders' equity; $432 million was charged against additional paid-in capital and $49 million against retained earnings.

19.   FINANCIAL INSTRUMENTS

The Company's principal financial instruments, other than derivatives, comprise the fixed rate Senior Notes, a revolving credit facility, cash deposits and short-term investments. The Company also enters into derivative transactions (principally interest rate swaps and forward foreign currency contracts) in order to manage interest rate and currency risks arising from the Company's operations and its sources of finance. The Company does not hold financial or derivative instruments for trading purposes.

The main risks arising from the Company's financial instruments are interest rate risk, liquidity risk, foreign currency risk and credit risk. The Company's board of directors reviews and agrees policies for managing each of these risks as summarized below.

Interest Rate Risk

The Company's operations are financed principally by $1,200 million fixed rate Senior Notes issued by a subsidiary, of which $250 million are due 2010, $350 million are due 2015 and $600 million are due

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   FINANCIAL INSTRUMENTS (Continued)

2017. As of December 31, 2007, the Company had also drawn down $50 million on its $300 million Revolving Credit Facility which expires in 2010. The interest rate applicable to this borrowing varies according to LIBOR on the date of individual drawdowns.

On November 7, 2007, the Company amended its revolving credit facility to increase the permitted leverage ratio (defined as net indebtedness to consolidated EBITDA for the prior four quarters) from 2.5:1.0 to 3.0:1.0. At December 31, 2007, the Company's leverage ratio was approximately 1.5:1.0 up from 0.8:1.0 at December 31, 2006. The Company believes this amendment provides it with flexibility to increase its leverage and that the Company can manage its capital efficiently whilst maintaining our investment grade credit ratings.

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

The fair value of these contracts is recorded in other assets and other liabilities. For contracts that qualify as accounting hedges, changes in fair value are recorded as a component of other comprehensive income.

Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. For contracts that do not qualify for hedge accounting, changes in fair value are recorded in other operating expenses.

	Years ended December 31,
	2007	2006	2005
	(millions)
Other Comprehensive Income
Interest rate contracts (net of tax of $(6), $1 and $5)	$13	$(2)	$(11)

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   FINANCIAL INSTRUMENTS (Continued)

A summary of the Company's interest rate swaps by major currency is as follows:

		December 31,
				Weighted Average Interest Rates
		Notional Amount(1)	Termination Dates
				Receive	Pay
		(millions)		%	%
2007
US dollar	Receive fixed-pay variable	$1,005	2008-2011	4.85	3.96
Pounds sterling	Receive fixed-pay variable	355	2008-2011	5.17	5.14
Euro	Receive fixed-pay variable	160	2008-2011	3.81	4.53
2006
US dollar	Receive fixed-pay variable	$837	2007-2010	4.60	4.90
Pounds sterling	Receive fixed-pay variable	345	2007-2010	4.94	5.42
Euro	Receive fixed-pay variable	134	2007-2010	3.32	4.04

(1)
Notional amounts represent US dollar equivalents translated at the spot rate as of December 31.

A summary of the Company's forward rate agreements by major currency is as follows:

		December 31,
				Weighted Average Interest Rates
		Notional Amount(1)	Termination Dates
				Receive	Pay
		(millions)		%	%
2007
Pounds sterling	Receive fixed-pay variable	$20	2008	6.19	6.50
2006
US dollar	Receive fixed-pay variable	$160	2007	5.28	5.24
Pounds sterling	Receive fixed-pay variable	53	2007	4.69	5.32

(1)
Notional amounts represent US dollar equivalents translated at the spot rate as of December 31.

Liquidity Risk

The Company's objective is to ensure that it has the ability to generate sufficient cash either from internal or external sources, in a timely and cost-effective manner, to meet its commitments as they fall due. The Company's management of liquidity risk is embedded within its overall risk management framework. Scenario analysis is continually undertaken to ensure that the Company's resources can meet its liquidity requirements. These resources are supplemented by a $300 million revolving credit facility which expires on October 17, 2010, of which $50 million was drawn as at December 31, 2007.

Foreign Currency Risk

The Company's primary foreign exchange risk arises from changes in the exchange rate between US dollars and pounds sterling as the UK operations earn the majority of their revenues in US dollars and

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   FINANCIAL INSTRUMENTS (Continued)

incur expenses predominantly in pounds sterling. In addition, the UK operations earn significant revenues in Euros and Japanese Yen.

These risks are hedged as follows:

  •
  To the extent that forecast pound sterling expenses exceed pound sterling revenues, the Company limits its exposure to this exchange rate risk by the use of forward contracts matched to specific, clearly identified cash outflows arising in the ordinary course of business;

  •
  To the extent the UK operations earn significant revenues in Euros and Japanese Yen, the Company limits its exposure to changes in the exchange rate between the US dollar and these currencies by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods.

The fair value of these contracts is recorded in other assets and other liabilities. For contracts that qualify as accounting hedges, changes in fair value are recorded as a component of other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. For contracts that do not qualify for hedge, changes in fair value are recorded in other operating expenses.

	Years ended December 31,
	2007	2006	2005
	(millions)
Other Operating Expenses
Foreign currency contracts	$(10)	$13	$—
Other Comprehensive Income
Foreign currency contracts (net of tax of $6, $nil and $4)	(12)	—	(9)

The table below summarizes by major currency the contractual amounts of the Company's forward contracts to exchange foreign currencies for pounds sterling. Foreign currency notional amounts are reported in US dollars translated at spot rates at December 31.

	December 31,
	Sell 2007(1)	Sell 2006
	(millions)
US dollar	$120	$95
Euro	186	86
Japanese yen	14	11

(1)
Forward exchange contracts range in maturity from 2008 to 2010.

Credit Risk and Concentrations of Credit Risk

Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted and from movements in interest rates and foreign exchange rates. The Company does not anticipate non-performance by counterparties. The Company generally does not require

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   FINANCIAL INSTRUMENTS (Continued)

collateral or other security to support financial instruments with credit risk; however, it is the Company's policy to enter into master netting arrangements with counterparties as practical.

Concentrations of credit risk that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Financial instruments on the balance sheet that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and derivatives which are recorded at fair value. The Company maintains a policy providing for the diversification of cash and cash equivalent investments and places such investments in an extensive number of high quality financial institutions to limit the amount of credit risk exposure. Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of December 31, 2007.

Fair Value

The estimated fair value of the Company's financial instruments held or issued to finance the Company's operations is summarized below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company's intent or ability to dispose of the financial instrument.

	December 31,
	2007		2006
	Carrying amount	Fair Value	Carrying amount	Fair Value
	(millions)
Assets:
Cash and cash equivalents	$200	$200	$288	$288
Fiduciary funds—restricted	1,520	1,520	1,772	1,772
Short-term investments	40	40	58	58
Derivative financial instruments	14	14	20	20
Liabilities:
Long-term debt	1,250	1,247	800	785
Derivative financial instruments	14	14	11	11

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   FINANCIAL INSTRUMENTS (Continued)

Derivative Financial Instruments—Market values have been used to determine the fair value of interest rate swaps and forward foreign exchange contracts based on estimated amounts the Company would receive or have to pay to terminate the agreements, taking into account the current interest rate environment or current foreign currency forward rates.

20.   SEGMENT INFORMATION

During the periods presented, the Company operated through three segments: Global; North America and International. Global provides specialist brokerage and consulting services to clients worldwide for specific industrial and commercial activities and is organized by specialism. North America and International predominantly comprise our retail operations which provide services to small, medium and major corporates, accessing Global's specialist expertise when required.

The Company evaluates the performance of its operating segments based on organic revenue growth and operating income. For internal reporting and segmental reporting, the following items are excluded from segmental expenses as they are not directly controlled by segment management:

  i)
  gains and losses on the disposal of operations and major properties;

  ii)
  amortization of intangibles assets;

  iii)
  Shaping our Future expenditure for 2006; and

  iv)
  significant legal and regulatory settlements which are managed centrally.

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.   SEGMENT INFORMATION (Continued)

Selected information regarding the Company's operating segments is as follows:

	Year ended December 31, 2007
	Commissions and Fees	Investment Income	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Global	$750	$46	$796	$16	$225	$—
North America	768	18	786	12	152	—
International	964	32	996	24	250	16

Total Retail	1,732	50	1,782	36	402	16

Total Operating Segments	2,482	96	2,578	52	627	16
Corporate and Other(1)	—	—	—	14	(7)	—

Total Consolidated	$2,482	$96	$2,578	$66	$620	$16

(1)
Corporate and Other includes the costs of the holding company; certain foreign exchange hedging activities; amortization of intangible assets; net gains and losses on disposal of operations and $14 million net gain on disposal of the Company's London headquarters.

	Year ended December 31, 2006
	Commissions and Fees	Investment Income	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Global	$737	$43	$780	$13	$234	$—
North America	756	21	777	13	137	—
International	848	23	871	23	179	16

Total Retail	1,604	44	1,648	36	316	16

Total Operating Segments	2,341	87	2,428	49	550	16
Corporate and Other(1)	—	—	—	14	2	—

Total Consolidated	$2,341	$87	$2,428	$63	$552	$16

(1)
Corporate and Other includes the costs of the holding company; certain foreign exchange hedging activities; amortization of intangible assets; net gains and losses on disposal of operations; $102 million gain on disposal of the Company's London headquarters and $101 million of expenditure on second half 2006 Shaping our Future initiatives which were held centrally.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.   SEGMENT INFORMATION (Continued)

	Year ended December 31, 2005
	Commissions and Fees	Investment Income	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Global	$698	$35	$733	$10	$220	$—
North America	705	16	721	12	104	—
International	791	22	813	21	171	14

Total Retail	1,496	38	1,534	33	275	14

Total Operating Segments	2,194	73	2,267	43	495	14
Corporate and Other(1)	—	—	—	11	(44)	—

Total Consolidated	$2,194	$73	$2,267	$54	$451	$14

(1)
Corporate and Other includes the costs of the holding company; certain foreign exchange hedging activities; amortization of intangible assets; net gains and losses on disposal of operations; $60 million of charges and costs relating to regulatory settlements; $20 million increase in legal provisions; and severance costs of $28 million held centrally.

The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income before income taxes, interest in earnings of associates and minority interest.

	Years ended December 31,
	2007	2006	2005
	(millions)
Total consolidated operating income	$620	$552	$451
Interest expense	(66)	(38)	(30)

Income before income taxes, interest in earnings of associates and minority interest	$554	$514	$421

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.   SEGMENT INFORMATION (Continued)

The Company does not routinely evaluate the total asset position by segment, and the following allocations have been made based on reasonable estimates and assumptions:

	December 31,
	2007	2006
	(millions)
Total assets:
Global	$9,620	$9,607
North America	1,677	1,771
International	1,852	1,679

Total Retail	3,529	3,450

Total Operating Segments	13,149	13,057
Corporate and Eliminations	(201)	321

Total Consolidated	$12,948	$13,378

Operating segment revenue by product is as follows:

	Years ended December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
	Global			North America			International			Total
	(millions)
Commissions and fees:
Retail insurance services	$—	$—	$—	$768	$756	$705	$964	$848	$791	$1,732	$1,604	$1,496
Specialty insurance services	750	737	698	—	—	—	—	—	—	750	737	698

Total commissions and fees	750	737	698	768	756	705	964	848	791	2,482	2,341	2,194
Investment income	46	43	35	18	21	16	32	23	22	96	87	73

Total Revenues	$796	$780	$733	$786	$777	$721	$996	$871	$813	$2,578	$2,428	$2,267

None of the Company's customers represented more than 10 percent of the Company's consolidated commissions and fees for the years ended December 31, 2007, 2006 and 2005.

Information regarding the Company's geographic locations is as follows:

	Years ended December 31,
	2007	2006	2005
	(millions)
Commissions and fees(1)
UK	$839	$821	$786
US	933	900	843
Other(2)	710	620	565

Total	$2,482	$2,341	$2,194

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.   SEGMENT INFORMATION (Continued)

	December 31,
	2007	2006
	(millions)
Long-lived assets(3)
UK	$182	$89
US	91	48
Other(2)	42	30

Total	$315	$167

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

21.   RELATED PARTY TRANSACTIONS

The Company and Fisher Capital Corp. L.L.C. ("Fisher"), with which Mr. James R. Fisher, a former Director of the Company is affiliated, entered into a share option agreement dated January 27, 1999, whereby the Company granted to Fisher 422,501 options to purchase an equivalent number of shares. The options vested at the grant date and were exercisable any time up to January 27, 2014. In November 2005, the remaining 56,697 options were exercised.

Concurrently with the secondary public offering by certain of its shareholders of 6,100,000 shares in November 2005, the Company purchased 1,488,810 of its shares from Profit Sharing (Overseas), Limited Partnership, an affiliate of KKR, with which Mr. P. Golkin, a former Director of the Company, and Mr. S. C. Nuttall, a former Director of the Company are affiliated and 11,190 of its shares from Fisher at a price of $36.00 per share, the net public offering price in the secondary offering, in a private non-underwritten transaction under the then $500 million share repurchase program.

There were no disclosable related party transactions during 2007 or 2006.

22.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

On July 1, 2005, Willis North America Inc. ("Willis North America") issued debt securities totaling $600 million under its April 2003 registration statement. On March 28, 2007, Willis North America issued further debt securities totaling $600 million under its June 2006 registration statement (Note 14). The debt securities are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Group Limited, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.    FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,482	$—	$2,482
Investment income	—	—	20	170	(94)	96

Total revenues	—	—	20	2,652	(94)	2,578

EXPENSES
Salaries and benefits (including share- based compensation of $33 in Other)	—	—	—	(1,465)	17	(1,448)
Other operating expenses	(2)	3	11	(491)	19	(460)
Depreciation expense and amortization of intangible assets	—	—	(8)	(46)	(12)	(66)
Gain on disposal of London headquarters	—	—	—	14	—	14
Net gain on disposal of operations	—	—	—	2	—	2

Total expenses	(2)	3	3	(1,986)	24	(1,958)

OPERATING (LOSS) INCOME	(2)	3	23	666	(70)	620
Investment income from Group undertakings	1,138	2,751	300	163	(4,352)	—
Interest expense	(8)	(207)	(69)	(152)	370	(66)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	1,128	2,547	254	677	(4,052)	554
Income Taxes	—	(1)	15	(150)	(8)	(144)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	1,128	2,546	269	527	(4,060)	410
Interest in earnings of associates, net of tax	—	—	—	16	—	16
Minority interest, net of tax	—	—	—	(3)	(14)	(17)
EQUITY ACCOUNT FOR SUBSIDIARIES	(719)	(4,446)	(357)	—	5,522	—

NET INCOME (LOSS)	$409	$(1,900)	$(88)	$540	$1,448	$409

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.    FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,341	$—	$2,341
Investment income	—	—	16	124	(53)	87

Total revenues	—	—	16	2,465	(53)	2,428

EXPENSES
Salaries and benefits (including share- based compensation of $18 in Other)	—	—	—	(1,474)	17	(1,457)
Other operating expenses	(1)	43	16	(527)	15	(454)
Depreciation expense and amortization of intangible assets	—	—	(7)	(44)	(12)	(63)
Gain on disposal of London Headquarters	—	—	—	102	—	102
Net loss on disposal of operations	—	(9)	—	(41)	46	(4)

Total expenses	(1)	34	9	(1,984)	66	(1,876)

OPERATING (LOSS) INCOME	(1)	34	25	481	13	552
Investment income from Group undertakings	130	878	103	182	(1,293)	—
Interest expense	(2)	(194)	(63)	(110)	331	(38)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	127	718	65	553	(949)	514
Income Taxes	—	(18)	14	(29)	(30)	(63)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	127	700	79	524	(979)	451
Interest in earnings of associates, net of tax	—	—	—	16	—	16
Minority interest, net of tax	—	—	—	(2)	(16)	(18)
EQUITY ACCOUNT FOR SUBSIDIARIES	322	(552)	(172)	—	402	—

NET INCOME (LOSS)	$449	$148	$(93)	$538	$(593)	$449

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.    FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,194	$—	$2,194
Investment income	—	—	12	104	(43)	73

Total revenues	—	—	12	2,298	(43)	2,267

EXPENSES
Salaries and benefits (including share- based compensation of $18 in Other)	—	—	—	(1,454)	70	(1,384)
Other operating expenses	(2)	(33)	15	(359)	(26)	(405)
Regulatory settlements	—	—	(51)	—	—	(51)
Depreciation expense and amortization of intangible assets	—	—	(4)	(39)	(11)	(54)
Net gain on disposal of operations	—	—	—	118	(40)	78

Total expenses	(2)	(33)	(40)	(1,734)	(7)	(1,816)

OPERATING (LOSS) INCOME	(2)	(33)	(28)	564	(50)	451
Investment income from Group undertakings	370	2,324	140	680	(3,514)	—
Interest expense	—	(189)	(56)	(98)	313	(30)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	368	2,102	56	1,146	(3,251)	421
Income Taxes	—	4	32	(121)	(58)	(143)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	368	2,106	88	1,025	(3,309)	278
Interest in earnings of associates, net of tax	—	—	—	14	—	14
Minority interest, net of tax	—	—	—	(1)	(10)	(11)
EQUITY ACCOUNT FOR SUBSIDIARIES	(87)	(1,904)	(91)	—	2,082	—

NET INCOME (LOSS)	$281	$202	$(3)	$1,038	$(1,237)	$281

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$73	$126	$—	$200
Fiduciary funds—restricted	—	—	37	1,483	—	1,520
Short-term investments	—	—	—	40	—	40
Accounts receivable	494	2,703	4,074	9,699	(8,729)	8,241
Fixed assets	—	—	26	289	—	315
Goodwill	—	—	—	186	1,462	1,648
Other intangible assets	—	—	—	78	—	78
Investments in associates	—	—	—	241	(48)	193
Pension benefits asset	—	—	—	404	—	404
Other assets	2	56	4	199	48	309
Equity accounted subsidiaries	927	2,124	700	2,620	(6,371)	—

TOTAL ASSETS	$1,424	$4,883	$4,914	$15,365	$(13,638)	$12,948

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$37	$4,030	$3,570	$10,339	$(8,711)	$9,265
Deferred revenue and accrued expenses	1	2	3	378	4	388
Net deferred tax liabilities	—	—	1	(55)	59	5
Income taxes payable	—	50	—	1	(8)	43
Long-term debt	—	—	1,250	—	—	1,250
Liability for pension benefits	—	—	—	43	—	43
Other liabilities	39	—	51	417	52	559

Total liabilities	77	4,082	4,875	11,123	(8,604)	11,553

MINORITY INTEREST	—	—	—	3	45	48
STOCKHOLDERS' EQUITY	1,347	801	39	4,239	(5,079)	1,347

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,424	$4,883	$4,914	$15,365	$(13,638)	$12,948

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$2	$65	$46	$175	$—	$288
Fiduciary funds—restricted	—	—	72	1,700	—	1,772
Short-term investments	—	—	—	58	—	58
Accounts receivable	15	2,534	4,056	10,529	(8,378)	8,756
Fixed assets	—	—	20	147	—	167
Goodwill	—	—	—	171	1,398	1,569
Other intangible assets	—	—	—	87	—	87
Investments in associates	—	—	—	209	(36)	173
Deferred tax assets	—	—	5	126	(59)	72
Pension benefits asset	—	—	—	166	—	166
Other assets	—	54	1	335	(120)	270
Equity accounted subsidiaries	1,543	2,275	864	2,534	(7,216)	—

TOTAL ASSETS	$1,560	$4,928	$5,064	$16,237	$(14,411)	$13,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$68	$3,295	$4,286	$10,778	$(8,365)	$10,062
Deferred revenue and accrued expenses	—	1	2	419	8	430
Income taxes payable	—	132	1	27	(106)	54
Long-term debt	—	—	800	—	—	800
Liability for pension benefits	—	—	—	34	—	34
Other liabilities	38	—	52	390	22	502

Total liabilities	106	3,428	5,141	11,648	(8,441)	11,882

MINORITY INTEREST	—	—	—	2	40	42
STOCKHOLDERS' EQUITY	1,454	1,500	(77)	4,587	(6,010)	1,454

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,560	$4,928	$5,064	$16,237	$(14,411)	$13,378

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,128	$2,470	$291	$170	$(3,791)	$268

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and other intangible assets	—	—	—	27	—	27
Additions to fixed assets	—	—	(13)	(172)	—	(185)
Acquisitions of subsidiaries, net of cash acquired	(36)	—	—	(45)	—	(81)
Investments in associates	—	—	—	(1)	—	(1)
Proceeds on disposal of short-term investments	—	—	—	19	—	19

Net cash used in investing activities	(36)	—	(13)	(172)	—	(221)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	50	—	—	50
Repayments of debt	—	—	(200)	—	—	(200)
Senior notes issued, net of debt issuance costs	—	—	593	—	—	593
Repurchase of shares	(480)	—	—	—	—	(480)
Amounts owed by and to Group undertakings	(492)	1,071	(694)	115	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	9	—	9
Dividends paid	(143)	(3,606)	—	(185)	3,791	(143)
Proceeds from issue of shares	22	—	—	3	—	25

Net cash used in financing activities	(1,093)	(2,535)	(251)	(58)	3,791	(146)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	(65)	27	(60)	—	(99)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	11	—	11
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2	65	46	175	—	288

CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$73	$126	$—	$200

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$127	$738	$57	$157	$(932)	$147

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	205	—	205
Additions to fixed assets	—	—	(10)	(45)	—	(55)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(73)	—	(73)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	5	—	5
Investments in associates	—	—	—	(25)	—	(25)
Proceeds on sale of short-term investments	—	—	—	10	—	10

Net cash (used in) provided by investing activities	—	—	(10)	77	—	67

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	200	—	—	200
Repurchase of shares	(211)	—	—	—	—	(211)
Amounts owed by and to Group undertakings	221	3	(220)	(4)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	11	—	11
Dividends paid	(145)	(718)	—	(214)	932	(145)
Proceeds from issue of shares	9	—	—	7	—	16

Net cash used in financing activities	(126)	(715)	(20)	(200)	932	(129)

INCREASE IN CASH AND CASH EQUIVALENTS	1	23	27	34	—	85
Effect of exchange rate changes on cash and cash equivalents	—	—	—	10	—	10
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	42	19	131	—	193

CASH AND CASH EQUIVALENTS, END OF YEAR	$2	$65	$46	$175	$—	$288

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$368	$2,108	$152	$564	$(3,097)	$95

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	6	—	6
Additions to fixed assets	—	—	(5)	(27)	—	(32)
Acquisitions of subsidiaries, net of cash acquired	(7)	—	—	(28)	—	(35)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	90	—	90
Cashflow on intra-group transfer of subsidiary	57	—	—	(57)	—	—
Purchase of short-term investments	—	—	—	(42)	—	(42)
Proceeds on sale of short-term investments	—	—	—	47	—	47
Other	—	—	1	(3)	—	(2)

Net cash provided by (used in) investing activities	50	—	(4)	(14)	—	32

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	(450)	—	—	(450)
Senior notes issued, net of debt issuance costs	—	—	593	—	—	593
Repurchase of shares	(360)	—	—	—	—	(360)
Amounts owed by and to Group undertakings	(99)	1	(286)	384	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	45	—	45
Dividends paid	(135)	(2,124)	—	(973)	3,097	(135)
Other	98	(1)	—	(60)	—	37

Net cash used in financing activities	(496)	(2,124)	(143)	(604)	3,097	(270)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(78)	(16)	5	(54)	—	(143)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(15)	—	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	79	58	14	200	—	351

CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$42	$19	$131	$—	$193

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

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

The entities included in the Other Guarantors column are TA I Limited, TA II Limited and TA III Limited.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,482	$—	$2,482
Investment income	—	—	—	190	(94)	96

Total revenues	—	—	—	2,672	(94)	2,578

EXPENSES
Salaries and benefits (including share-based compensation of $33 in Other)	—	—	—	(1,465)	17	(1,448)
Other operating expenses	(2)	—	(1)	(476)	19	(460)
Depreciation expense and amortization of intangible assets	—	—	—	(54)	(12)	(66)
Gain on disposal of London Headquarters	—	—	—	14	—	14
Net gain on disposal of operations	—	—	—	2	—	2

Total expenses	(2)	—	(1)	(1,979)	24	(1,958)

OPERATING (LOSS) INCOME	(2)	—	(1)	693	(70)	620
Investment income from Group undertakings	1,138	1,508	610	1,096	(4,352)	—
Interest expense	(8)	(12)	(35)	(381)	370	(66)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	1,128	1,496	574	1,408	(4,052)	554
Income taxes	—	3	(37)	(102)	(8)	(144)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	1,128	1,499	537	1,306	(4,060)	410
Interest in earnings of associates, net of tax	—	—	—	16	—	16
Minority interest, net of tax	—	—	—	(3)	(14)	(17)
EQUITY ACCOUNT FOR SUBSIDIARIES	(719)	(3,399)	(2,402)	—	6,520	—

NET INCOME	$409	$(1,900)	$(1,865)	$1,319	$2,446	$409

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,341	$—	$2,341
Investment income	—	—	—	140	(53)	87

Total revenues	—	—	—	2,481	(53)	2,428

EXPENSES
Salaries and benefits (including share-based compensation of $18 in Other)	—	—	—	(1,474)	17	(1,457)
Other operating expenses	(1)	—	(5)	(463)	15	(454)
Depreciation expense and amortization of intangible assets	—	—	—	(51)	(12)	(63)
Gain on disposal of London Headquarters	—	—	—	102	—	102
Net loss on disposal of operations	—	—	—	(50)	46	(4)

Total expenses	(1)	—	(5)	(1,936)	66	(1,876)

OPERATING (LOSS) INCOME	(1)	—	(5)	545	13	552
Investment income from Group undertakings	130	387	210	566	(1,293)	—
Interest expense	(2)	—	(35)	(332)	331	(38)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	127	387	170	779	(949)	514
Income taxes	—	—	(49)	16	(30)	(63)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	127	387	121	795	(979)	451
Interest in earnings of associates, net of tax	—	—	—	16	—	16
Minority interest, net of tax	—	—	—	(2)	(16)	(18)
EQUITY ACCOUNT FOR SUBSIDIARIES	322	(239)	52	—	(135)	—

NET INCOME	$449	$148	$173	$809	$(1,130)	$449

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,194	$—	$2,194
Investment income	—	—	—	116	(43)	73

Total revenues	—	—	—	2,310	(43)	2,267

EXPENSES
Salaries and benefits (including share- based compensation of $18 in Other)	—	—	—	(1,454)	70	(1,384)
Other operating expenses	(2)	—	—	(377)	(26)	(405)
Regulatory settlements	—	—	—	(51)	—	(51)
Depreciation expense and amortization of intangible assets	—	—	—	(43)	(11)	(54)
Net gain on disposal of operations	—	—	—	118	(40)	78

Total expenses	(2)	—	—	(1,807)	(7)	(1,816)

OPERATING (LOSS) INCOME	(2)	—	—	503	(50)	451
Investment income from Group undertakings	370	1,110	409	1,625	(3,514)	—
Interest expense	—	—	(28)	(315)	313	(30)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	368	1,110	381	1,813	(3,251)	421
Income Taxes	—	—	(30)	(55)	(58)	(143)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	368	1,110	351	1,758	(3,309)	278
Interest in earnings of associates, net of tax	—	—	—	14	—	14
Minority interest, net of tax	—	—	—	(1)	(10)	(11)
EQUITY ACCOUNT FOR SUBSIDIARIES	(87)	(908)	(127)	—	1,122	—

NET INCOME	$281	$202	$224	$1,771	$(2,197)	$281

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$—	$199	$—	$200
Fiduciary funds—restricted	—	—	—	1,520	—	1,520
Short-term investments	—	—	—	40	—	40
Accounts receivable	494	157	1,684	14,635	(8,729)	8,241
Fixed assets	—	—	—	315	—	315
Goodwill	—	—	—	186	1,462	1,648
Other intangible assets	—	—	—	78	—	78
Investments in associates	—	—	—	241	(48)	193
Pension benefits asset	—	—	—	404	—	404
Other assets	2	2	—	257	48	309
Equity accounted subsidiaries	927	1,486	773	5,428	(8,614)	—

TOTAL ASSETS	$1,424	$1,645	$2,457	$23,303	$(15,881)	$12,948

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$37	$844	$806	$16,289	$(8,711)	$9,265
Deferred revenue and accrued expenses	1	—	—	383	4	388
Net deferred tax liabilities	—	—	—	(54)	59	5
Income taxes payable	—	—	36	15	(8)	43
Long-term debt	—	—	—	1,250	—	1,250
Liability for pension benefits	—	—	—	43	—	43
Other liabilities	39	—	—	468	52	559

Total liabilities	77	844	842	18,394	(8,604)	11,553

MINORITY INTEREST	—	—	—	3	45	48
STOCKHOLDERS' EQUITY	1,347	801	1,615	4,906	(7,322)	1,347

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,424	$1,645	$2,457	$23,303	$(15,881)	$12,948

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$2	$—	$—	$286	$—	$288
Fiduciary funds—restricted	—	—	—	1,772	—	1,772
Short-term investments	—	—	—	58	—	58
Accounts receivable	15	24	1,576	15,519	(8,378)	8,756
Fixed assets	—	—	—	167	—	167
Goodwill	—	—	—	171	1,398	1,569
Other intangible assets	—	—	—	87	—	87
Investments in associates	—	—	—	209	(36)	173
Deferred tax assets	—	—	—	131	(59)	72
Pension benefits asset	—	—	—	166	—	166
Other assets	—	—	—	390	(120)	270
Equity accounted subsidiaries	1,543	1,498	897	5,337	(9,275)	—

TOTAL ASSETS	$1,560	$1,522	$2,473	$24,293	$(16,470)	$13,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$68	$22	$782	$17,555	$(8,365)	$10,062
Deferred revenue and accrued expenses	—	—	—	422	8	430
Income taxes payable	—	—	99	61	(106)	54
Long-term debt	—	—	—	800	—	800
Liability for pension benefits	—	—	—	34	—	34
Other liabilities	38	—	—	442	22	502

Total liabilities	106	22	881	19,314	(8,441)	11,882

MINORITY INTEREST	—	—	—	2	40	42
STOCKHOLDERS' EQUITY	1,454	1,500	1,592	4,977	(8,069)	1,454

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,560	$1,522	$2,473	$24,293	$(16,470)	$13,378

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,128	$1,496	$497	$938	$(3,791)	$268

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and other intangible assets	—	—	—	27	—	27
Additions to fixed assets	—	—	—	(185)	—	(185)
Acquisitions of subsidiaries, net of cash acquired	(36)	—	—	(45)	—	(81)
Investments in associates	—	—	—	(1)	—	(1)
Proceeds on disposal of short-term investments	—	—	—	19	—	19

Net cash used in investing activities	(36)	—	—	(185)	—	(221)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	50	—	50
Repayments of debt	—	—	—	(200)	—	(200)
Senior notes issued, net of debt issuance costs	—	—	—	593	—	593
Repurchase of shares	(480)	—	—	—	—	(480)
Amounts owed by and to Group undertakings	(492)	690	(47)	(151)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	9	—	9
Dividends paid	(143)	(2,186)	(450)	(1,155)	3,791	(143)
Proceeds from issue of shares	22	—	—	3	—	25

Net cash used in financing activities	(1,093)	(1,496)	(497)	(851)	3,791	(146)

DECREASE IN CASH AND CASH EQUIVALENTS	(1)	—	—	(98)	—	(99)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	11	—	11
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2	—	—	286	—	288

CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$—	$199	$—	$200

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$127	$387	$169	$396	$(932)	$147

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	205	—	205
Additions to fixed assets	—	—	—	(55)	—	(55)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(73)	—	(73)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	5	—	5
Investments in associates	—	—	—	(25)	—	(25)
Proceeds on disposal of short-term investments	—	—	—	10	—	10

Net cash provided by investing activities	—	—	—	67	—	67

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	200	—	200
Repurchase of shares	(211)	—	—	—	—	(211)
Amounts owed by and to Group undertakings	221	—	(43)	(178)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	11	—	11
Dividends paid	(145)	(387)	(129)	(416)	932	(145)
Proceeds from issue of shares	9	—	—	7	—	16

Net cash used in financing activities	(126)	(387)	(172)	(376)	932	(129)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	—	(3)	87	—	85
Effect of exchange rate changes on cash and cash equivalents	—	—	—	10	—	10
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	3	189	—	193

CASH AND CASH EQUIVALENTS, END OF YEAR	$2	$—	$—	$286	$—	$288

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2005
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$368	$1,110	$384	$1,330	$(3,097)	$95

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	6	—	6
Additions to fixed assets	—	—	—	(32)	—	(32)
Acquisitions of subsidiaries, net of cash acquired	(7)	—	—	(28)	—	(35)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	90	—	90
Cashflow on intra-group transfer of subsidiary	57	—	—	(57)	—	—
Purchase of short-term investments	—	—	—	(42)	—	(42)
Proceeds on sale of short-term investments	—	—	—	47	—	47
Other	—	—	—	(2)	—	(2)

Net cash provided by (used in) investing activities	50	—	—	(18)	—	32

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	—	(450)	—	(450)
Senior notes issued, net of debt issuance costs	—	—	—	593	—	593
Repurchase of shares	(360)	—	—	—	—	(360)
Amounts owed by and to Group undertakings	(99)	—	(11)	110	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	45	—	45
Dividends paid	(135)	(1,110)	(370)	(1,617)	3,097	(135)
Other	98	—	—	(61)	—	37

Net cash used in financing activities	(496)	(1,110)	(381)	(1,380)	3,097	(270)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(78)	—	3	(68)	—	(143)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(15)	—	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	79	—	—	272	—	351

CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$3	$189	$—	$193

WILLIS GROUP HOLDINGS LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.    QUARTERLY FINANCIAL DATA

Quarterly financial data for 2007 and 2006 were as follows:

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share data) (unaudited)
2007
Total revenues	$739	$626	$574	$639
Total expenses	(501)	(488)	(481)	(488)
Net income	169	78	67	95
Earnings per share
—Basic	$1.11	$0.55	$0.47	$0.66
—Diluted	$1.10	$0.54	$0.46	$0.66
2006
Total revenues	$671	$593	$543	$621
Total expenses	(467)	(474)	(446)	(489)
Net income	140	72	89	148
Earnings per share
—Basic	$0.89	$0.46	$0.57	$0.95
—Diluted	$0.88	$0.45	$0.56	$0.94

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that the information required to be included in the Company's periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria related to internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our independent registered public accountants, Deloitte & Touche LLP ("D&T"), who have audited and reported on our financial statements, have undertaken an assessment of the Company's internal control over financial reporting. D&T's report is presented below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Willis Group Holdings Limited, Hamilton, Bermuda

We have audited the internal control over financial reporting of Willis Group Holdings Limited and subsidiaries (collectively, the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Willis Group Holdings Limited's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R.

Deloitte & Touche LLP
London, England
February 27, 2008

Annual Certifications

The 2007 Annual Certification of the Chief Executive Officer in respect of the Company's compliance with the Corporate Governance Rules of the New York Stock Exchange was filed without qualification.

The Certifications of the Chief Executive Officer and the Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act are filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2007.

Changes in Internal Control over Financial Reporting

The Company introduced a new Broking system as part of the Shaping our Future initiative. The roll-out of the system commenced in 2006 with one of the business units going live on December 4, 2006, processing policies with inception dates after April 1, 2007 and consequently impacting financial periods commencing after April 1, 2007. During the fourth quarter ended December 31, 2007, the new Broking system was rolled-out to another business unit. The new system has resulted in a change in the controls over initiation, authorization, recording, processing and reporting of revenue in the two business units. The system is intended, among other things, to enhance the Company's internal controls over financial reporting.

With the exception of the above, there have been no other changes in the Company's internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B—Other Information

None.

PART III

Item 10—Directors and Executive Officers of the Registrant

The Directors of Willis Group Holdings Limited as of February 27, 2008, are Joseph J. Plumeri, Gordon M. Bethune, William W. Bradley, Joseph A. Califano, Jr., Anna C. Catalano, Eric G. Friberg, Sir Roy Gardner, The Rt. Hon. Sir Jeremy Hanley, KCMG, Wendy E. Lane, James F. McCann and Douglas B. Roberts. Information is incorporated herein by reference to the material under the headings "Election of Directors" and "Audit Committee Report" in the 2008 Proxy Statement for all directors. Information is set out below for our Executive Officers:

Donald J. Bailey—Mr. Bailey, age 43, was appointed an Executive Officer and Chief Executive Officer of Willis North America on September 29, 2006. Mr. Bailey joined the Willis Group in March, 2003, and held several senior positions, including Chief Operating Officer of Willis North America. Prior to joining Willis he had been with Allianz Insurance Company, Aon and Marsh. Mr. Bailey has 21 years of experience in the insurance industry.

Adam G. Ciongoli—Mr. Ciongoli, age 39, was appointed an Executive Officer and Group General Counsel on March 26, 2007. Prior to joining Willis, he served as a counselor and law clerk to US Supreme Court Justice Samuel A. Alito, Jr. during the Justice's first Term on the Court. Previously, Mr. Ciongoli was Senior Vice President and General Counsel for TimeWarner Europe, and the Counselor to United States Attorney General John Ashcroft. Mr Ciongoli also serves as a special consultant to the New York City Police Department, and as an adjunct professor of law at Columbia University Law School.

Allan C. A. Gribben—Mr. Gribben, age 54, was appointed an Executive Officer on February 13, 2006. He joined the Willis Group in December 2002 and was Chief Executive Officer, Willis UK and Ireland until November 2006, when he was appointed Chief Executive Officer of Willis International. Prior to joining the Willis Group Mr. Gribben had been with Aon since 1981, holding a number of senior executive positions. Mr. Gribben has over 30 years experience in the insurance brokerage industry.

Peter Hearn—Mr. Hearn, age 52, was appointed an Executive Officer on April 10, 2007. Mr. Hearn joined the Willis Group in January 1994 as a Senior Vice President to open and manage the Willis Re Philadelphia office and was appointed Eastern Regional Manager in October 1994 and Executive Vice President in 1997. Most recently, Mr. Hearn was appointed Chief Executive Officer of Willis Re in November 2006. Prior to joining Willis, Mr. Hearn served as Vice President and Principal of Towers Perrin Reinsurance. Mr. Hearn has 29 years of experience in the insurance brokerage Industry.

David B. Margrett—Mr. Margrett, age 54, was appointed an Executive Officer on January 25, 2005. Mr. Margrett joined the Willis Group in September 2004 as a Managing Director of Global Markets. He was appointed Chief Executive Officer, Global Specialties in January 2005 and Chairman and Chief Executive Officer of Willis Limited on April 1, 2007. Prior to joining the Willis Group, Mr. Margrett had been with Heath Lambert Group, or its predecessors, since 1973, holding a number of senior positions, including Chief Executive from 1996 to 2004. Mr. Margrett has 34 years experience of the insurance industry.

Grahame J. Millwater—Mr. Millwater, age 44, was appointed an Executive Officer on December 18, 2001. He was appointed Chief Operating Officer on November 29, 2006. He is also Chairman and former Chief Executive of Willis Re., positions held since September 14, 2004 and February 6, 2004 respectively. Mr. Millwater joined the Willis Group in September 1985 and has had several additional cross Group responsibilities during his career with us. Mr. Millwater has 22 years of experience in the insurance brokerage industry, all of which have been with us.

Patrick C. Regan—Mr. Regan, age 41, joined the Willis Group as an Executive Officer with effect from January 1, 2006, and was appointed Group Chief Financial Officer on March 3, 2006. Before joining the Willis Group, Mr. Regan was Group Financial Controller for Royal & Sun Alliance for two years, prior to which he held senior finance positions in both Axa Insurance and GE Capital. Mr. Regan has 19 years of finance experience gained in both the UK and USA.

Susan A. Sztuka—Ms. Sztuka, age 36, was appointed an Executive Officer on April 10, 2007 and was appointed Group Director of Human Resources on April 1, 2007. She joined the Willis Group in December 2005 as Senior Vice President of Human Resources for Willis North America. Prior to joining the Willis Group, Ms. Sztuka held senior positions at Seagram, Vivendi Universal and Revlon. She has 16 years of experience in the human resources sector.

Sarah J. Turvill—Ms Turvill, age 54, was appointed an Executive Officer on July 1, 2001. Ms Turvill joined the Willis Group in May 1978 and for over the last 10 years has had a senior management role in the growth of our international activities, particularly in Europe where she was Managing Director from 1995 to 2001. She was Chief Executive Officer of Willis International from July 2001 until November 2006, when she was appointed Chairman. She has 30 years of experience in the insurance brokerage industry, all of which have been with us.

The information under the heading "Section 16 Beneficial Ownership Compliance" in the 2008 Proxy Statement is incorporated herein by reference.

Ethical Code

The Company has adopted an Ethical Code applicable to all our employees, including our Chairman and Chief Executive Officer, the Group Chief Financial Officer, the Group Financial Controller and all those involved in the Company's accounting functions. Our Ethical Code can be found in the Corporate Governance Section on the Company's website at www.willis.com. A copy is also available free of charge on request from the Company Secretary, Willis Group Holdings Limited, c/o Willis Group Limited, Ten Trinity Square, London EC3P 3AX. From April 1, 2008 our new address will be The Willis Building, 51 Lime Street, London EC3M 7DQ.

Item 11—Executive Compensation

The information under the heading "Executive Compensation" in the 2008 Proxy Statement is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management

Plan Category	Number of Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Shares remaining available for future issue
Equity compensation plans approved by security holders	16,458,135	$34.98	5,641,262
Equity compensation plans not approved by security holders	666,716	$16.31	8,003,780

Total	17,124,851	$34.25	13,645,042

The Amended and Restated 1998 Share Purchase and Option Plan for Key Employees (the "1998 Plan") and the Amended and Restated Willis Award Plan for Key Employees (the "Willis Award Plan"), are not approved by the Company's shareholders. Each provides for the grant of time-based vesting options, performance-based vesting options and various other share-based grants to our employees to purchase Shares. The 1998 Plan and the Willis Award Plan are intended to promote the Company's long-term financial interests and growth by attracting and retaining management personnel with the training, experience and ability to enable them to make a substantial contribution to the success of our business; motivate management personnel by means of growth-related incentives to achieve long range goals; and further the alignment of interests of participants with those of shareholders of the Company through opportunities for increased share ownership in us.

As of February 22, 2008, of the time and performance-based options granted, 365,559 remained unforfeited under the 1998 Plan and 3,810 remained unforfeited under the Willis Award Plan. No further grants are to be made under the 1998 Plan. There are 5,000,000 shares available to be granted under the Willis Award Plan. Under the 1998 Plan, unless otherwise provided by our Board of Directors, time-based options generally became exercisable in five equal annual installments beginning on the second anniversary of the date of grant and performance-based options generally became exercisable in four equal annual installments, beginning on the third anniversary of grant, subject to performance targets. Effective from January 1, 2003, it was determined that these financial performance targets had been achieved. The exercisability of the options may accelerate or terminate based on the circumstances surrounding an optionee's termination of employment, and both time-based and performance-based options may (in the discretion of our Board of Directors), fully accelerate upon a change in control of the Company.

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

Our UK subsidiary, Willis Group Limited, maintains Employee Share Ownership Plans, which as of February 22, 2008, held 35,313 Shares on behalf of Willis Group employees. These Shares were acquired by the Plans at the time of the 1998 acquisition of Willis Group Limited by Profit Sharing (Overseas) in return for the employees forfeiting cash awards held by the Plans for their benefit. As part of the forfeiture arrangements, certain employees were granted, under our Zero Cost Share Option Scheme, options over shares (now Shares), the value of which equaled on grant the cash amount of forfeited cash awards. The Plans are obliged to deliver the Shares held when the zero cost option is exercised upon payment of £1 and relevant taxes. No option may be exercised more than 10 years from the date of grant and no further options will be granted under the Zero Cost Share Option Scheme.

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

In connection with the employee stock purchase agreements described above, a trust was established at the time of the 1998 acquisition of Willis Group Limited by Profit Sharing (Overseas), which through its trustees, is a party to the Management and Employee Shareholders' and Subscription Agreement,

which governed the Shares purchased by our employees at that time. Under this agreement, the trust repurchased Shares and options owned by those employees whose employment with us terminated. Also, the trust has the power to sell Shares at fair market value to current employees which is undertaken in connection with certain option grants under the 2001 Plan. As of February 22, 2008, the trust had an interest in 71,858 Shares which can be purchased by employees or used to satisfy options grants made by us.

The Information under the heading "Security Ownership" in the 2008 Proxy Statement is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions

The information under the headings "Transactions with Management and Others" and "Election of Directors" in the 2008 Proxy Statement is incorporated herein by reference.

Item 14—Principal Accountant Fees and Services

The information under the headings "Fees to Deloitte & Touche LLP" and "Audit Committee Report" in the 2008 Proxy Statement is incorporated herein by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report:

  (1)
  Consolidated Financial Statements of Willis Group Holdings Limited consisting of:

  (a)
  Report of Independent Registered Public Accounting Firm.

  (b)
  Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

  (c)
  Consolidated Statements of Operations for each of the three years in the period ended December 31, 2007.

  (d)
  Consolidated Balance Sheets as of December 31, 2007 and 2006.

  (e)
  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007.

  (f)
  Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the three years in the period ended December 31, 2007.

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

  4.2
  Indenture dated as of July 1, 2005, and First Supplemental Indenture, dated as of July 1, 2005 among Willis North America Inc., as the Issuer; Willis Group Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors; and The Bank of New York (f/k/a JPMORGAN CHASE BANK, N.A.), as the Trustee; for the issuance of the 5.125% Senior Notes due 2010 and the 5.625% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 1, 2005)

  4.3
  Second Supplemental Indenture dated as of March 28, 2007 among Willis North America Inc., as the Issuer; Willis Group Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group

      Limited, as the Guarantors; and The Bank of New York, as the Trustee; for the issuance of the 6.20% Senior Notes Due 2017 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 29, 2007)

    10.1
    $300 million Revolving Credit Agreement dated as of October 17, 2005 among Willis North America Inc., Willis Group Holdings Limited, Banc of America Securities Limited, Bank of America, N.A., and the lenders listed therein (incorporated by reference to Exhibit 10.27 to Form 8-K filed on October 18, 2005)

    10.2
    First Amendment dated November 7, 2007 to $300 million Revolving Credit Agreement dated as of October 17, 2005 among Willis North America Inc., Willis Group Holdings Limited, Banc of America Securities Limited, Bank of America, N.A., and the lenders listed therein (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 9, 2007)

    10.3
    Willis Group Holdings Limited Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit No. 4.3 to Registration Statement No. 333-63186)

    10.4
    Amended and Restated 1998 Share Purchase and Option Plan for Key Employees of Willis Group Holdings Limited (incorporated by reference to Exhibit No. 4.5 to Registration Statement No. 333-63186)

    10.5
    Amended and Restated Willis Award Plan for Key Employees of Willis Group Holdings Limited (incorporated by reference to Exhibit No. 4.6 to Registration Statement No. 333-63186)

    10.6
    Amended and Restated Willis Group Holdings Limited 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.23 to Form 8-K filed on May 4, 2005)

    10.7
    The Willis Group Holdings Limited 2001 Bonus and Stock Plan (incorporated by reference to Exhibit No. 4.8 to Registration No. 333-63186)

    10.8
    Willis Group Holdings Limited North America 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 4.3 to Registration Statement No. 333-62780)

    10.9
    Amended and Restated Willis North America Inc. 401(k) Retirement Savings Plan (incorporated by reference to Exhibit No. 10.8 to Willis Group Holdings Limited's Annual Report on Form 10-K for the year ended December 31, 2006)

    10.10
    Form of Willis Group Holdings Limited Zero Cost Share Option Scheme (incorporated by reference to Exhibit No. 10.12 to Registration Statement No. 333-74483)

    10.11
    Form of Amendment to TA I Limited Zero Cost Share Option Scheme (incorporated by reference to Exhibit No. 10.12 to Registration Statement No. 333-60982)

    10.12
    Willis US 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to Willis Group Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

    10.13
    Willis Group Senior Management Incentive Plan (incorporated by reference to Exhibit 10.24 to Willis Group Holdings Limited's Form 8-K filed on May 4, 2005)

    10.14
    Agreement, dated July 23, 1997, among Assurances Générales de France IART, UAP Incendie-Accidents, Athéna, Gras Savoye Euro Finance S.A., Mr. Emmanuel Gras, Mr. Patrick Lucas, Mr. Daniel Naftalski, Willis Corroon Group plc, Willis Corroon Europe B.V., and Gras Savoye & Cie, along with Amendment No. 1 thereto, dated

      December 11, 1997, and Addendum thereto dated July 23, 1997 (incorporated by reference to Exhibit No. 2.11 to Registration Statement No. 333-74483)

    10.15
    Form of Employment Agreement dated March 13, 2007 between Willis Limited and Grahame J. Millwater (incorporated by reference to Exhibit No. 10.2 to Willis Group Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

    10.16
    Form of Amended and Restated Employment Agreement, dated as of March 26, 2001, between Willis Group Holdings Limited and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.9 to Registration Statement No. 333-60982)

    10.17
    Second Amendment to the Amended and Restated Employment Agreement between Willis Group Holdings Limited and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.25 to Willis Group Holdings Limited's Annual Report on Form 10-K for the year ended December 31, 2002)

    10.18
    Second Amended and Restated Employment Agreement, dated as of June 1, 2003, between Willis Group Holdings Limited, Willis North America, Inc. and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.20 to Willis Group Holdings Limited's Annual Report on Form 10-K for the year ended December 31, 2003)

    10.19
    Third Amended and Restated Employment Agreement, dated as of May 25, 2004, between Willis Group Holdings Limited, Willis North America Inc., and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.19 to Willis Group Holdings Limited's Annual Report on Form 10-K for the year ended December 31, 2004)

    10.20
    First Amendment to the Third Amended and Restated Employment Agreement dated as of May 25, 2004, between Willis Group Holdings Limited, Willis North America Inc., and Joseph J. Plumeri dated March 9, 2007 (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

    10.22
    Form of Employment Agreement dated March 13, 2007, between Willis Limited and Patrick Regan (incorporated by reference to Exhibit 10.3 to Willis Group Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

    10.23
    Assurance of Discontinuance dated April 8, 2005 with the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to Exhibit 10.25 to Willis Group Holdings Limited's Quarterly report on Form 10-Q for the quarter ended March 31, 2005)

    10.24
    Assurance of Discontinuance dated April 8, 2005 with the Attorney General of the State of Minnesota (incorporated by reference to Exhibit 10.26 to Willis Group Holdings Limited's Quarterly report on Form 10-Q for the quarter ended March 31, 2005)

    10.25
    Amendment dated August 31, 2006 to the Assurance of Discontinuance dated April 8, 2005, with the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited's Form 8-K filed on September 1, 2006)

    10.26
    Amendment dated August 22, 2007 to the Assurance of Discontinuance dated April 8, 2005, as amended, with the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited's Form 8-K filed on August 24, 2007)

    10.27
    Sale agreement dated September 8, 2006 for Ten Trinity Square (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited's Form 10-Q for the quarter ended September 30, 2006)

    10.28
    Form of Employment Agreement dated January 24, 1994, between Willis Faber North America, Inc. and Peter C. Hearn

    10.29
    Form of Employment Agreement dated November 10, 2004, between Willis Limited and David Margrett

    14.1
    Ethical Code (incorporated by reference to Exhibit No. 14.1 to Willis Group Holdings Limited's Annual Report on Form 10-K for the year ended December 31, 2003)

    21.1
    List of subsidiaries

    23.1
    Consent of Deloitte & Touche LLP

    24.1
    Powers of Attorney

    31.1
    Certification Pursuant to Rule 13a-14(a)

    31.2
    Certification Pursuant to Rule 13a-14(a)

    32.1
    Certification Pursuant to 18 U.S.C. Section 1350

    32.2
    Certification Pursuant to 18 U.S.C. Section 1350

SCHEDULE II

WILLIS GROUP HOLDINGS LIMITED

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions/ (releases) charged to costs and expenses	Deductions	Foreign exchange differences	Balance at end of year
	(millions)
Year ended December 31, 2007
Provision for bad and doubtful debts	$32	$10	$(11)	$1	$32
Deferred tax valuation allowance	73	—	(5)	1	69

Year ended December 31, 2006
Provision for bad and doubtful debts	$31	$(1)	$(1)	$3	$32
Deferred tax valuation allowance	110	(37)	(14)	14	73

Year ended December 31, 2005
Provision for bad and doubtful debts	$39	$(2)	$(4)	$(2)	$31
Deferred tax valuation allowance	123	—	—	(13)	110

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS GROUP HOLDINGS LIMITED (Registrant)
	By:	/s/ PATRICK C. REGAN Patrick C. Regan Group Chief Financial Officer
Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 27th day of February 2008.

/s/ JOSEPH J. PLUMERI Joseph J. Plumeri Director	/s/ GORDON M. BETHUNE* Gordon M. Bethune Director
/s/ WILLIAM W. BRADLEY* William W. Bradley Director	/s/ JOSEPH A. CALIFANO, JR.* Joseph A. Califano, Jr. Director
/s/ ANNA C. CATALANO* Anna C. Catalano Director	/s/ ERIC G. FRIBERG* Eric G. Friberg Director
/s/ SIR ROY GARDNER* Sir Roy Gardner Director	/s/ THE RT. HON. SIR JEREMY HANLEY, KCMG* The Rt. Hon. Sir Jeremy Hanley, KCMG Director
/s/ WENDY E. LANE* Wendy E. Lane Director	/s/ JAMES F. MCCANN* James F. McCann Director
/s/ DOUGLAS B. ROBERTS* Douglas B. Roberts Director

Adam G. Ciongoli, pursuant to the Power of Attorney executed by each of the individuals whose name is followed by an (*) and filed herewith, by signing his name hereunto does hereby sign and execute this Form 10-K of Willis Group Holdings Limited on behalf of such individual in the capacities in which the names of each appear above.

/s/ ADAM G. CIONGOLI Adam G. Ciongoli

QuickLinks

WILLIS GROUP HOLDINGS LIMITED ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007
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