Form 10-Q
period 2008-03-31
WILLIS GROUP HOLDINGS LTD
filed 2008-05-09
CIK 1140536

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-16503

WILLIS GROUP HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0352587 (I.R.S. Employer Identification No.)
c/o Willis Group Limited 51 Lime Street, London, EC3M 7DQ, England (Address of principal executive offices) (011) 44-20-3124-6000 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 30, 2008, there were outstanding 141,220,207 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

We have included in this document "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements. Examples of forward looking statements include statements we make in "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary—2008 expense review" and—"Financial targets" and elsewhere regarding such things as our outlook and guidance regarding future operating margin and adjusted earnings per diluted share, future capital expenditures, expected growth in commissions and fees, business strategies, competitive strengths, goals, the anticipated benefits of new initiatives, growth of our business and operations, plans, and references to future successes. Also, when we use the words such as "anticipate", "believe", "estimate", "expect", "intend", "plan", "probably", or similar expressions, we are making forward-looking statements.

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

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. See also Part I, Item 1A "Risk Factors" for additional factors included in the Form 10-K for the year ended December 31, 2007 filed on February 27, 2008.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

WILLIS GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2008	2007
	(millions, except per share data) (unaudited)
REVENUES
Commissions and fees	$772	$711
Investment income	22	24
Other income (Note 2)	1	4

Total revenues	795	739

EXPENSES
Salaries and benefits	(411)	(377)
Other operating expenses	(149)	(111)
Depreciation expense and amortization of intangible assets	(16)	(16)
Gain on disposal of London headquarters	6	3

Total expenses	(570)	(501)

OPERATING INCOME	225	238
Interest expense	(16)	(12)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	209	226
Income taxes	(60)	(68)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	149	158
Interest in earnings of associates, net of tax	26	19
Minority interest, net of tax	(9)	(8)

NET INCOME	$166	$169

EARNINGS PER SHARE (Note 4)
—Basic	$1.17	$1.11
—Diluted	$1.16	$1.10
AVERAGE NUMBER OF SHARES OUTSTANDING (Note 4)
—Basic	142	152
—Diluted	143	154

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.260	$0.250

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(millions, except share data) (unaudited)
ASSETS
Cash and cash equivalents	$195	$200
Fiduciary funds—restricted	1,792	1,520
Short-term investments	38	40
Accounts receivable, net of allowance for doubtful accounts of $32 million in both 2008 and 2007	10,091	8,241
Fixed assets, net of accumulated depreciation of $227 million in 2008 and $211 million in 2007	345	315
Goodwill	1,654	1,648
Other intangible assets, net of accumulated amortization of $49 million in 2008 and $46 million in 2007	74	78
Investments in associates	260	193
Pension benefits asset	451	404
Other assets	326	309

TOTAL ASSETS	$15,226	$12,948

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$11,280	$9,265
Deferred revenue and accrued expenses	291	388
Net deferred tax liabilities	13	5
Income taxes payable	82	43
Long-term debt (Note 7)	1,415	1,250
Liability for pension benefits	45	43
Other liabilities	605	559

Total liabilities	13,731	11,553

COMMITMENTS AND CONTINGENCIES (Note 6)
MINORITY INTEREST	58	48
STOCKHOLDERS' EQUITY
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 141,180,669 shares in 2008 and 143,093,509 shares in 2007	—	—
Additional paid-in capital	—	41
Retained earnings	1,574	1,463
Accumulated other comprehensive loss, net of tax	(133)	(153)
Treasury stock, at cost, 66,902 shares in 2008 and 71,858 shares in 2007	(4)	(4)

Total stockholders' equity	1,437	1,347

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,226	$12,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2008	2007
	(millions) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$166	$169
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on disposal of operations, fixed and intangible assets and short-term investments	(1)	—
Gain on disposal of London headquarters	(6)	(3)
Depreciation expense and amortization of intangible assets	16	16
Provision for doubtful accounts	—	1
Minority interest	8	8
Provision (benefit) for deferred income taxes	10	(2)
Excess tax benefits from share-based payment arrangements	(2)	(5)
Share-based compensation	9	9
Undistributed earnings of associates	(26)	(19)
Other	8	(15)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	(240)	(160)
Accounts receivable	(1,772)	(1,255)
Accounts payable	1,903	1,363
Additional funding of UK and US pension plans	(27)	(27)
Other assets	5	6
Other liabilities	(42)	(6)

Net cash provided by operating activities	9	80

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	1	—
Additions to fixed assets	(44)	(26)
Acquisitions of subsidiaries, net of cash acquired	(5)	(5)
Investments in associates	(31)	—
Proceeds on sale of short-term investments	3	4

Net cash used in investing activities	(76)	(27)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	165	—
Repayments of debt	—	(200)
Senior notes issued, net of debt issuance costs	—	595
Repurchase of shares	(75)	(457)
Proceeds from issue of shares	1	4
Excess tax benefits from share-based payment arrangements	2	5
Dividends paid	(36)	(36)

Net cash provided by (used in) financing activities	57	(89)

DECREASE IN CASH AND CASH EQUIVALENTS	(10)	(36)
Effect of exchange rate changes on cash and cash equivalents	5	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	200	288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$195	$253

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

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. The results of operations for the three month period ended March 31, 2008 may not necessarily be indicative of the operating results for the entire fiscal year.

The December 31, 2007 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Interim Financial Statements should be read in conjunction with the Company's consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2007 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Fair value measurement—adoption of FAS 157

The Company adopted Financial Accounting Standards No. 157 ("FAS 157") on January 1, 2008. FAS 157:

•
applies to certain assets and liabilities that are being measured and reported on a fair value basis;

•
defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements; and

•
enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAS 157 requires that assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•
Level 1: Quoted market prices in active markets for identical assets or liabilities.

•
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

•
Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the valuation of the Company's assets and liabilities by the FAS 157 fair value hierarchy at March 31, 2008:

	March 31, 2008
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Fiduciary funds—restricted	$1,792	$—	$—	$1,792
Short-term investments	38	—	—	38
Derivative financial instruments	—	30	—	30

Total assets	$1,830	$30	$—	$1,860

Liabilities at fair value:
Derivative financial instruments	$—	$26	$—	$26

Total liabilities	$—	$26	$—	$26

The Company's fiduciary funds-restricted and short-term investments consist mainly of cash and time deposits. Fair values are based on quoted market values.

The fair value of the Company's derivative financial instruments is computed based on a market approach using information generated by market transactions involving comparable instruments.

Other Income

Other income comprises gains on the disposals of intangible assets, which primarily arise on the disposal of books of business. Prior to January 1, 2008, the Company reported these gains within "Commissions and fees". Comparatives have been adjusted accordingly. Although the Company is not in the business of selling intangible assets (mainly books of business), from time to time the Company will dispose of a book of business (a customer list) or other intangible asset that does not produce adequate margins or fit with our strategy.

3.     SEVERANCE COSTS

As part of the Company's 2008 expense review, the Company incurred $15 million of severance costs relating to approximately 150 positions that have been, or are in the process of being, eliminated. Severance costs for these employees were recognized pursuant to the terms of their existing benefit arrangements or employee agreements. Of the $15 million charge for severance costs in first quarter

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3.     SEVERANCE COSTS (Continued)

2008, $4 million was paid in the first quarter and $11 million has been carried forward at March 31, 2008. In some countries, termination cash payments are spread over periods of up to two years.

Severance costs also arise in the normal course of business and these charges amounted to $1 million in the three months ended March 31, 2008 (2007: $1 million).

4.     EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net income by the average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company. At March 31, 2008, time-based and performance-based options to purchase 14.8 million and 0.2 million (2007: 14.5 million and 0.3 million) shares, respectively, and 1.7 million (2007: 1.6 million) restricted shares, were outstanding.

Basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2008	2007
	(millions, except per share data)
Net income	$166	$169

Basic average number of shares outstanding	142	152
Dilutive effect of potentially issuable shares	1	2

Diluted average number of shares outstanding	143	154

Basic earnings per share	$1.17	$1.11
Dilutive effect of potentially issuable shares	(0.01)	(0.01)

Diluted earnings per share	$1.16	$1.10

Options to purchase 12.9 million shares were not included in the computation of the dilutive effect of stock options for the three months ended March 31, 2008 because the effect was antidilutive (Three months ended March 31, 2007: 5.6 million).

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5.     PENSION PLANS

The components of the net periodic benefit cost of the UK and US defined benefit plans are as follows:

	Three months ended March 31,
	UK Pension Benefits		US Pension Benefits
	2008	2007	2008	2007
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$9	$12	$6	$5
Interest cost	31	27	9	9
Expected return on plan assets	(48)	(44)	(12)	(11)
Amortization of unrecognized prior service gain	(1)	(1)	—	—
Amortization of unrecognized actuarial loss	—	1	—	—

Net periodic benefit (income) cost	$(9)	$(5)	$3	$3

As of March 31, 2008, the Company had contributed $37 million and $2 million of contributions to the UK and US defined benefit pension plans (2007: $37 million and $4 million), respectively. The Company expects to contribute approximately $150 million to the UK defined benefit pension plan and $25 million to the US plan for the full year 2008. However, 2008 contributions to the UK plan may decrease subject to the outcome of the full triennial valuation of the UK plan which will be completed later this year.

6.     COMMITMENTS AND CONTINGENCIES

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

(Unaudited)

6.     COMMITMENTS AND CONTINGENCIES (Continued)

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

(Unaudited)

6.     COMMITMENTS AND CONTINGENCIES (Continued)

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

(Unaudited)

6.     COMMITMENTS AND CONTINGENCIES (Continued)

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

Gender Discrimination Class Action

A federal district court action was commenced against the Company in 2001 on behalf of an alleged nationwide class of present and former female officer and officer equivalent employees alleging that the Company discriminated against them on the basis of their gender and seeking injunctive relief, money damages, attorneys' fees and costs. The court denied plaintiffs' motions to certify a nationwide class or to grant nationwide discovery, but did certify a class of female officers and officer equivalent employees based in the Northeast (New York, New Jersey and Massachusetts) offices. The class consists of approximately 200 women. In June 2007 the parties reached a settlement in principle on the class claims and with the two remaining named plaintiffs on their individual claims for an amount that will not have a material adverse effect on our results of operations. The parties have agreed on the terms of the written settlement agreement including the terms of the injunctive relief that the Company will agree to provide under the settlement which was approved by the court in February 2008. The judge is currently determining the amount of attorney fees the plaintiffs are entitled to receive, which is not material to the Company. A former female employee, whose motion to intervene in the class action

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.     COMMITMENTS AND CONTINGENCIES (Continued)

was denied, has filed a purported class action with almost identical allegations as those contained in this suit, except seeking a class period of 1998 to the time of trial. The Company's motion to dismiss this suit was denied and the court did not grant the Company permission to immediately file an appeal from the denial of its motion to dismiss. The parties are in the discovery phase of the litigation. The Company cannot predict at this time what, if any, damages might result from this action.

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

There are a number of lawsuits pending in the United States between the insured parties and the insurers for several placements, with the Silverstein property placement being the most significant of these lawsuits. There were two jury trials in the Silverstein property suit in which the principal issue was whether the September 11 events constituted one or more occurrences for the purposes of the relevant insurance policies. The outcome from the two jury trials is that Silverstein has $4.6 billion in coverage as opposed to the $7 billion it was seeking. On appeal, the verdicts from both jury trials were upheld. Silverstein and a few insurers have filed petitions with the appellate court for reargument. In May 2007, Silverstein reached a settlement with all of its property insurers, putting an end to the property litigation. In June 2007, a state court action was commenced in the New York County Supreme Court by The Westfield Group against Silverstein and Willis seeking to recover the costs it incurred in establishing its insured status under Silverstein's liability policy. In January 2008 the Company reached a settlement in principle with The Westfield Group for an amount which will be covered by errors and omissions insurance. Other disputes may also arise in respect of the World Trade Center insurance placed by us which could affect Willis including claims by one or more of the insureds that we made culpable errors or omissions in connection with our brokerage activities. However, we do not believe that our role as broker will lead to liabilities which in the aggregate would have a material adverse effect on our results of operations, financial condition or liquidity.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.     LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2008	December 31, 2007
	(millions)
5.125% Senior notes due 2010	$250	$250
5.625% Senior notes due 2015	350	350
6.200% Senior notes due 2017	600	600
Revolving credit facility	215	50

	$1,415	$1,250

8.     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Three months ended March 31,
	2008	2007
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$10	$10
Cash payments for interest	37	21

Supplemental disclosures of non-cash flow investing and financing activities:
Issue of stock on acquisitions of subsidiaries	$4	$—
Deferred payments on acquisitions of subsidiaries	—	—

Acquisitions:
Fair value of assets acquired	$10	$—
Less: Liabilities assumed	—	—
Cash acquired	—	—

Net assets acquired, net of cash acquired	$10	$—

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9.     COMPREHENSIVE INCOME

a)
The components of comprehensive income are as follows:

	Three months ended March 31,
	2008	2007
	(millions)
Net income	$166	$169
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (net of tax of $nil in 2008 and $nil in 2007)	21	3
FAS 158 pension funding adjustment (net of tax of $nil in 2008)	(1)	—
Net loss on derivative instruments (net of tax of $1 million in 2007)	—	(4)

Other comprehensive income (loss) (net of tax of $nil in 2008 and $1 million in 2007)	20	(1)

Comprehensive income	$186	$168

b)
The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31, 2008	December 31, 2007
	(millions)
Net foreign currency translation adjustment	$37	$16
Net unrealized holding loss	(1)	(1)
FAS 158 pension funding adjustment	(167)	(166)
Net unrealized loss on derivative instruments	(2)	(2)

Accumulated other comprehensive loss, net of tax	$(133)	$(153)

10.   SEGMENT INFORMATION

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

10.   SEGMENT INFORMATION (Continued)

The Company evaluates the performance of its operating segments based on organic revenue growth and operating income. For internal reporting and segmental reporting, the following items are excluded from segmental expenses as they are not directly controlled by segment management:

  i)
  gains and losses on the disposal of operations and major properties;

  ii)
  foreign exchange hedging activities;

  iii)
  amortization of intangible assets;

  iv)
  significant legal and regulatory settlements which are managed centrally; and

  v)
  2008 expense review costs.

With effect from January 1, 2008, the Company changed its basis of segmental allocation for central costs. In particular, all accounting adjustments for hedging transactions are now held at the Corporate level, together with certain legal costs. As a result of this change, an additional $1 million net operating loss for full year 2007, previously reported within Corporate, has been allocated to the operating segments.

The accounting policies of the operating segments are consistent with those described in Note 2. There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.

Selected information regarding the Company's operating segments is as follows:

	Three months ended March 31, 2008
	Commissions and Fees	Investment Income	Other Income(1)	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Global	$277	$8	$—	$285	$3	$133	$—
North America	191	4	1	196	3	27	—
International	304	10	—	314	7	104	26

Total Retail	495	14	1	510	10	131	26

Total Operating Segments	772	22	1	795	13	264	26
Corporate and Other(2)	—	—	—	—	3	(39)	—

Total Consolidated	$772	$22	$1	$795	$16	$225	$26

(1)
Prior to January 1, 2008, the Company reported "Other Income" within "Commissions and Fees", as described in Note 2. Comparatives have been adjusted accordingly.

(2)
Corporate and Other includes the costs of the holding company; foreign exchange hedging activities; amortization of intangible assets; net gains and losses on disposal of operations; certain legal costs; and the $33 million charge for the 2008 expense review.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10.   SEGMENT INFORMATION (Continued)

	Three months ended March 31, 2007
	Commissions and Fees	Investment Income	Other Income(1)	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Global	$261	$11	$—	$272	$2	$122	$—
North America	184	5	4	193	3	27	—
International	266	8	—	274	8	87	19

Total Retail	450	13	4	467	11	114	19

Total Operating Segments	711	24	4	739	13	236	19
Corporate and Other(2)	—	—	—	—	3	2	—

Total Consolidated	$711	$24	$4	$739	$16	$238	$19

(1)
Prior to January 1, 2008, the Company reported "Other Income" within "Commissions and Fees", as described in Note 2. Comparatives have been adjusted accordingly.

(2)
Corporate and Other includes the costs of the holding company; foreign exchange hedging activities; amortization of intangible assets; net gains and losses on disposal of operations; and certain legal costs.

The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income before income taxes, interest in earnings of associates and minority interest:

	Three months ended March 31,
	2008	2007
	(millions)
Total consolidated operating income	$225	$238
Interest expense	(16)	(12)

Income before income taxes, interest in earnings of associates and minority interest	$209	$226

11.   SHARE BUYBACKS

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced the previous $1 billion buyback program and its remaining $308 million authorization. The program is an open-ended plan to repurchase the Company's shares from time to time in the open market or through negotiated sales with persons who are not affiliates of the Company. During the three months ended March 31, 2008, the Company repurchased 2.3 million shares, for $75 million, at an average price of $33.12. Repurchased shares were subsequently canceled.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

On July 1, 2005, Willis North America Inc. ("Willis North America") issued debt securities totaling $600 million under its April 2003 registration statement. On March 28, 2007, Willis North America issued further debt securities totaling $600 million under its June 2006 registration statement (Note 7). The debt securities are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Group Limited, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$772	$—	$772
Investment income	—	—	5	76	(59)	22
Other income	—	—	—	1	—	1

Total revenues	—	—	5	849	(59)	795

EXPENSES
Salaries and benefits	—	—	—	(414)	3	(411)
Other operating expenses	—	3	(5)	(152)	5	(149)
Depreciation expense and amortization of intangible assets	—	—	(2)	(11)	(3)	(16)
Gain on disposal of London headquarters	—	—	—	6	—	6

Total expenses	—	3	(7)	(571)	5	(570)

OPERATING INCOME (LOSS)	—	3	(2)	278	(54)	225
Investment income from Group undertakings	83	87	50	9	(229)	—
Interest expense	—	(50)	(19)	(86)	139	(16)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	83	40	29	201	(144)	209
Income taxes	—	(4)	7	(48)	(15)	(60)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	83	36	36	153	(159)	149
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	26	—	26
MINORITY INTEREST, NET OF TAX	—	—	—	(3)	(6)	(9)
EQUITY ACCOUNT FOR SUBSIDIARIES	83	37	(53)	—	(67)	—

NET INCOME (LOSS)	$166	$73	$(17)	$176	$(232)	$166

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$711	$—	$711
Investment income	—	—	5	40	(21)	24
Other income	—	—	—	4	—	4

Total revenues	—	—	5	755	(21)	739

EXPENSES
Salaries and benefits	—	—	—	(385)	8	(377)
Other operating expenses	—	2	(3)	(115)	5	(111)
Depreciation expense and amortization of intangible assets	—	—	(1)	(12)	(3)	(16)
Gain on disposal of London headquarters	—	—	—	3	—	3

Total expenses	—	2	(4)	(509)	10	(501)

OPERATING INCOME	—	2	1	246	(11)	238
Investment income from Group undertakings	127	62	97	35	(321)	—
Interest expense	(1)	(48)	(18)	(41)	96	(12)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	126	16	80	240	(236)	226
Income taxes	—	4	7	(54)	(25)	(68)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	126	20	87	186	(261)	158
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	19	—	19
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(6)	(8)
EQUITY ACCOUNT FOR SUBSIDIARIES	43	(120)	(106)	—	183	—

NET INCOME (LOSS)	$169	$(100)	$(19)	$203	$(84)	$169

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at March 31, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$—	$—	$—	$195	$—	$195
Fiduciary funds—restricted	—	—	96	1,696	—	1,792
Short-term investments	—	—	—	38	—	38
Accounts receivable	483	2,693	4,224	11,863	(9,172)	10,091
Fixed assets	—	—	26	319	—	345
Goodwill	—	—	—	151	1,503	1,654
Other intangible assets	—	—	—	74	—	74
Investments in associates	—	—	—	333	(73)	260
Pension benefits asset	—	—	—	451	—	451
Other assets	1	100	8	299	(82)	326
Equity accounted subsidiaries	1,039	2,331	708	2,686	(6,764)	—

TOTAL ASSETS	$1,523	$5,124	$5,062	$18,105	$(14,588)	$15,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$45	$4,086	$3,526	$12,823	$(9,200)	$11,280
Deferred revenue and accrued expenses	1	—	—	305	(15)	291
Net deferred tax liabilities	—	—	(2)	(41)	56	13
Income taxes payable	—	98	—	44	(60)	82
Long-term debt	—	—	1,415	—	—	1,415
Liability for pension benefits	—	—	—	45	—	45
Other liabilities	40	—	42	471	52	605

Total liabilities	86	4,184	4,981	13,647	(9,167)	13,731

MINORITY INTEREST	—	—	—	6	52	58
STOCKHOLDERS' EQUITY	1,437	940	81	4,452	(5,473)	1,437

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,523	$5,124	$5,062	$18,105	$(14,588)	$15,226

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$83	$39	$(19)	$17	$(111)	$9

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and other intangible assets	—	—	—	1	—	1
Additions to fixed assets	—	—	(2)	(42)	—	(44)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(5)	—	(5)
Investments in associates	—	—	—	(31)	—	(31)
Proceeds on disposal of short-term investments	—	—	—	3	—	3

Net cash used in investing activities	—	—	(2)	(74)	—	(76)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	165	—	—	165
Repurchase of shares	(75)	—	—	—	—	(75)
Amounts owed by and to Group undertakings	26	65	(217)	126	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(36)	(104)	—	(7)	111	(36)
Proceeds from issue of shares	1	—	—	—	—	1

Net cash (used in) provided by financing activities	(84)	(39)	(52)	121	111	57

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	—	(73)	64	—	(10)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5	—	5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	73	126	—	200

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$195	$—	$195

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$126	$45	$75	$(17)	$(149)	$80

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	—	—	(2)	(24)	—	(26)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(5)	—	(5)
Proceeds on disposal of short-term investments	—	—	—	4	—	4

Net cash used in investing activities	—	—	(2)	(25)	—	(27)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	(200)	—	—	(200)
Senior notes issued, net of debt issuance costs	—	—	595	—	—	595
Repurchase of shares	(457)	—	—	—	—	(457)
Amounts owed by and to Group undertakings	365	18	(478)	95	—	—
Proceeds from issue of shares	2	—	—	2	—	4
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(36)	(128)	—	(21)	149	(36)

Net cash (used in) provided by financing activities	(126)	(110)	(83)	81	149	(89)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(65)	(10)	39	—	(36)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2	65	46	175	—	288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2	$—	$36	$215	$—	$253

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

The entities included in the Other Guarantors column are TA I Limited, TA II Limited and TA III Limited.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$772	$—	$772
Investment income	—	—	—	81	(59)	22
Other income	—	—	—	1	—	1

Total revenues	—	—	—	854	(59)	795

EXPENSES
Salaries and benefits	—	—	—	(414)	3	(411)
Other operating expenses	—	—	(1)	(153)	5	(149)
Depreciation expense and amortization of intangible assets	—	—	—	(13)	(3)	(16)
Gain on disposal of London headquarters	—	—	—	6	—	6

Total expenses	—	—	(1)	(574)	5	(570)

OPERATING (LOSS) INCOME	—	—	(1)	280	(54)	225
Investment income from Group undertakings	83	27	33	86	(229)	—
Interest expense	—	(8)	(3)	(144)	139	(16)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	83	19	29	222	(144)	209
Income taxes	—	3	(38)	(10)	(15)	(60)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	83	22	(9)	212	(159)	149
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	26	—	26
MINORITY INTEREST, NET OF TAX	—	—	—	(3)	(6)	(9)
EQUITY ACCOUNT FOR SUBSIDIARIES	83	51	87	—	(221)	—

NET INCOME	$166	$73	$78	$235	$(386)	$166

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$711	$—	$711
Investment income	—	—	—	45	(21)	24
Other income	—	—	—	4	—	4

Total revenues	—	—	—	760	(21)	739

EXPENSES
Salaries and benefits	—	—	—	(385)	8	(377)
Other operating expenses	—	—	—	(116)	5	(111)
Depreciation expense and amortization of intangible assets	—	—	—	(13)	(3)	(16)
Gain on disposal of London headquarters	—	—	—	3	—	3

Total expenses	—	—	—	(511)	10	(501)

OPERATING INCOME	—	—	—	249	(11)	238
Investment income from Group undertakings	127	—	39	155	(321)	—
Interest expense	(1)	—	(9)	(98)	96	(12)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	126	—	30	306	(236)	226
Income taxes	—	—	(1)	(42)	(25)	(68)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	126	—	29	264	(261)	158
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	19	—	19
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(6)	(8)
EQUITY ACCOUNT FOR SUBSIDIARIES	43	(100)	(124)	—	181	—

NET INCOME (LOSS)	$169	$(100)	$(95)	$281	$(86)	$169

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at March 31, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$—	$—	$—	$195	$—	$195
Fiduciary funds—restricted	—	—	—	1,792	—	1,792
Short-term investments	—	—	—	38	—	38
Accounts receivable	483	106	1,724	16,950	(9,172)	10,091
Fixed assets	—	—	—	345	—	345
Goodwill	—	—	—	151	1,503	1,654
Other intangible assets	—	—	—	74	—	74
Investments in associates	—	—	—	333	(73)	260
Pension benefits asset	—	—	—	451	—	451
Other assets	1	5	—	402	(82)	326
Equity accounted subsidiaries	1,039	1,708	1,015	5,495	(9,257)	—

TOTAL ASSETS	$1,523	$1,819	$2,739	$26,226	$(17,081)	$15,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$45	$879	$815	$18,741	$(9,200)	$11,280
Deferred revenue and accrued expenses	1	—	—	305	(15)	291
Net deferred tax liabilities	—	—	—	(43)	56	13
Income taxes payable	—	—	75	67	(60)	82
Long-term debt	—	—	—	1,415	—	1,415
Liability for pension benefits	—	—	—	45	—	45
Other liabilities	40	—	—	513	52	605

Total liabilities	86	879	890	21,043	(9,167)	13,731

MINORITY INTEREST	—	—	—	6	52	58
STOCKHOLDERS' EQUITY	1,437	940	1,849	5,177	(7,966)	1,437

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,523	$1,819	$2,739	$26,226	$(17,081)	$15,226

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$83	$20	$30	$(13)	$(111)	$9

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and other intangible assets	—	—	—	1	—	1
Additions to fixed assets	—	—	—	(44)	—	(44)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(5)	—	(5)
Investments in associates	—	—	—	(31)	—	(31)
Proceeds on disposal of short-term investments	—	—	—	3	—	3

Net cash used in investing activities	—	—	—	(76)	—	(76)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	165	—	165
Repurchase of shares	(75)	—	—	—	—	(75)
Amounts owed by and to Group undertakings	26	84	(30)	(80)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(36)	(104)	—	(7)	111	(36)
Proceeds from issue of shares	1	—	—	—	—	1

Net cash (used in) provided by financing activities	(84)	(20)	(30)	80	111	57

DECREASE IN CASH AND CASH EQUIVALENTS	(1)	—	—	(9)	—	(10)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5	—	5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	—	199	—	200

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$195	$—	$195

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$126	$—	$60	$43	$(149)	$80

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets	—	—	—	(26)	—	(26)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(5)	—	(5)
Proceeds on disposal of short-term investments	—	—	—	4	—	4

Net cash used in investing activities	—	—	—	(27)	—	(27)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	—	(200)	—	(200)
Senior notes issued, net of debt issuance costs	—	—	—	595	—	595
Repurchase of shares	(457)	—	—	—	—	(457)
Amounts owed by and to Group undertakings	365	128	(60)	(433)	—	—
Proceeds from issue of shares	2	—	—	2	—	4
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(36)	(128)	—	(21)	149	(36)

Net cash used in financing activities	(126)	—	(60)	(52)	149	(89)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	—	(36)	—	(36)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2	—	—	286	—	288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2	$—	$—	$251	$—	$253

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

This discussion includes references to non-GAAP financial measures as defined in Regulation G of SEC rules. We present such non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company's operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. These financial measures should be viewed in addition to, not in lieu of, the Company's condensed consolidated financial statements for the three months ended March 31, 2008.

This discussion includes forward-looking statements, including under the heading "Summary—2008 Expense Review" and "—Financial Targets". Please see "Information Concerning Forward-Looking Statements" for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in the forward-looking statements.

SUMMARY

Overview

The difficult market conditions in 2007 have continued into first quarter 2008 with further rate decreases across most sectors of the market in which we operate. We believe premium rate declines were between 10 to 40 percent in the United States and 5 to 20 percent elsewhere during first quarter 2008.

In the reinsurance market, we continue to see a combination of declining rates and high retentions at the primary underwriter level.

Despite these difficult trading conditions, we reported 3 percent organic commissions and fees growth spread across our businesses.

Operating margin for first quarter 2008 was 28 percent, 4 percentage points lower than in 2007 with the decrease primarily attributable to a $33 million charge for our 2008 expense review, discussed below, partly mitigated by improved productivity.

Results

Net income in first quarter 2008 was $166 million, or $1.16 per diluted share, compared with $169 million, or $1.10 per diluted share, in 2007 as the benefits of increased revenues, a lower tax rate and an increased contribution from associates were more than offset by the impact of the lower margin and increased interest expense.

Total revenues at $795 million were $56 million, or 8 percent, higher than in first quarter 2007 of which 5 percent was attributable to foreign currency translation. Organic revenue growth was 3 percent reflecting net new business growth of 4 percent and a 1 percent negative impact from declining rates and other market factors.

Operating margin at 28 percent was 4 percentage points lower than in first quarter 2007 with the decrease mainly reflecting:

•
the $33 million charge for the 2008 expense review discussed below, equivalent to approximately 4 percentage points;

•
increased property costs relating to our new buildings; and

•
further investments in Shaping our Future initiatives;

partly offset by

•
increased productivity, with revenues per full time employee ("FTE") increasing to $188,000 on a trailing 12 month basis compared with $186,000 for full year 2007, equivalent to approximately 1 percentage point; and

•
good cost control, the realization of savings from last year's Shaping our Future initiatives, and lower pension costs.

2008 expense review

Our Shaping our Future strategy is a series of initiatives designed to deliver profitable growth. As previously announced, we have decided:

•
to invest in further key hires and initiatives in 2008 and 2009;

and, in order to fund a portion of these initiatives,

•
to conduct a thorough review in 2008 of all businesses to identify additional opportunities to rationalize our expense base.

In first quarter 2008, we incurred a pre-tax charge of $33 million ($23 million net of tax, equivalent to $0.16 per diluted share) in connection with this expense review comprising:

•
$15 million of severance costs relating to approximately 150 positions which have been, or are in the process of being, eliminated; and

•
$18 million of other operating expenses, primarily relating to property and systems rationalization costs.

We expect that we will incur additional pre-tax charges in the remainder of 2008 and currently estimate that total charges for the 2008 expense review will be approximately $65 to $85 million.

We anticipate that these charges will lead to cost savings in the range of $25 million to $35 million in 2008, rising in 2009. These savings are in addition to the anticipated annualized net benefit from the 2006 Shaping our Future charges of $101 million. The net benefit from these charges is currently estimated to be approximately $30 million in 2008 and $45 million by 2009.

Financial targets

Excluding the charge for the 2008 expense review, we continue to expect an adjusted operating margin (operating margin excluding net gains and losses on disposals and other one-time items) of approximately 24 percent in 2008, as underlying business growth and cost savings are reinvested. We also continue to expect adjusted operating margins to expand in 2009 to 26 percent and in 2010 to reach our previously stated goal of 28 percent or more.

In addition, we also expect to deliver adjusted diluted earnings per share (diluted earnings per share excluding net gains and losses on disposals and other one-time items) in the range of $2.85-$2.95 in 2008, $3.30-$3.40 in 2009, and $4.00-$4.10 in 2010. These figures include minimal accretion in 2008 from share buybacks increasing to $0.30 by 2010.

Acquisitions

On January 2, 2008 we purchased an additional 4 percent of the voting rights in Gras Savoye for $31 million, bringing our total voting rights to 42 percent.

Share buybacks

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced our previous $1 billion buyback program and its remaining $308 million authorization. In first quarter 2008, we repurchased 2.3 million shares at a cost of $75 million under the new authorization.

Share buybacks will continue to be a key part of our capital management strategy, absent a significant acquisition with a very strong strategic fit.

Cash and financing

Cash at March 31, 2008 was $195 million, $5 million lower than at December 31, 2007. Net cash from operating activities of $9 million, together with a $165 million drawdown on our revolving credit facility, were used to fund: share buybacks of $75 million; dividend payments of $36 million; fixed asset additions of $44 million of which $28 million related to our new UK headquarters building; and acquisitions of $36 million.

Total long-term debt at March 31, 2008 was $1,415 million (December 31, 2007: $1,250 million) and total stockholders' equity was $1,437 million (December 31, 2007: $1,347 million) giving a capitalization ratio (total long-term debt to total long-term debt and stockholders' equity) of 50 percent at March 31, 2008 compared with 48 percent at December 31,

2007. The increase in this ratio principally reflects the $75 million of share buybacks and the $165 million drawdown under our revolving credit facility.

We continue to generate strong operating cash flows on an annual basis and we believe that these allow us flexibility in our capital planning.

London headquarters

We completed the move from Ten Trinity Square into our new London headquarters on Lime

Street in April 2008. We entered into an agreement to lease the Lime Street building in November 2004, and took control of the building in June 2007, under a 25 year lease. Annual rentals are $41 million per year and we have subleased or agreed to sublease approximately 25 percent of the site under leases up to 15 years long. The outstanding contractual obligation for lease rentals at March 31, 2008 was $941 million and the amounts receivable from committed subleases were $158 million.

BUSINESS AND MARKET OVERVIEW

We provide a broad range of insurance brokerage and risk management consulting services to our worldwide clients.

Our core Global businesses include Aerospace; Energy; Marine; Construction; Financial and Executive Risks; Fine Art, Jewelry and Specie; Special Contingency Risks; and Reinsurance. Our North America and International retail businesses provide services to small, medium and major corporate clients, accessing Global's specialist expertise when required.

In our capacity as an advisor and insurance broker, we act as an intermediary between our clients and insurance carriers by advising our clients on their risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through our global distribution network.

We derive most of our revenues from commissions and fees for brokerage and consulting services and we do not determine the insurance premiums on which our commissions are generally based.

From 2000 through 2003 we benefited from a hard market with premium rates stable or increasing.

During 2004, we saw a rapid transition from a hard market to a soft market, with premium rates falling in most markets. The soft market continued through 2005 and 2006 with rates declining in most sectors, with the exception of catastrophe exposed markets.

In 2007, the market softened further and this has continued into first quarter 2008 with year on year premium rate decreases in North America of between 10 and 40 percent and between 5 and 20 percent elsewhere.

OPERATING RESULTS—GROUP

Revenues

	Three months ended March 31,			Change attributable to:
			% change	Foreign currency translation	Acquisitions and disposals	Organic revenue growth(ii)
	2008	2007(i)
	(millions)
Global	$277	$261	6%	4%	—%	2%
North America	191	184	4%	—%	1%	3%
International	304	266	14%	9%	—%	5%

Commissions and fees	$772	$711	9%	6%	—%	3%

Investment income	22	24	(8)%
Other income(i)	1	4	(75)%

Total revenues	$795	$739	8%

(i)
Other income represents gains on disposals of intangible assets, including books of business. Prior to January 1, 2008 these gains were reported within total commissions and fees but were excluded from organic revenue growth with effect from April 1, 2007. As a result of this change, $4 million of income previously reported as North America commissions and fees in first quarter 2007, has been transferred to other income.

(ii)
Organic revenue growth excludes the impact of foreign currency translation, acquisitions and disposals, investment income and other income from reported revenues. We use organic growth as a measure of business growth generated by operations that were part of the Group at the end of the period. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

Our first quarter 2008 revenues at $795 million were $56 million, or 8 percent, higher than in 2007 of which 5 percent was attributable to foreign currency translation.

Our International and Global operations earn a significant portion of their revenues in currencies other than the US dollar. In first quarter 2008, reported revenues in International and Global benefited significantly from the year on year effect of foreign currency translation, in particular due to the weakening of the dollar against the Euro, compared with first quarter 2007.

Net acquisitions and disposals added 1 percent to North America's commissions and fees, primarily attributable to the acquisition of InsuranceNoodle in second quarter 2007.

Organic growth in commissions and fees in 2008 was 3 percent compared with 2007 reflecting:

•
net new business growth of 4 percent which was spread across the businesses. Net new business growth benefited from a 1 percentage point improvement in client retention rates to 91 percent in first quarter 2008 compared with 90 percent for full year 2007;

partly offset by

•
a negative 1 percent impact from premium rates and other market factors as the impact of the significant rate decreases was largely offset by the benefit of other market factors, including higher commission rates, client profitability analyses, higher insured values and changes in limits or exposures.

Organic revenue growth by segment is discussed further in "Operating Results—Segment Information" below.

General and administrative expenses

	Three months ended March 31,
	2008	2007
	(millions, except percentages)
Salaries and benefits	$411	$377
Other	149	111

General and administrative expenses	$560	$488

Compensation ratio or salaries and benefits as a percentage of revenues	52%	51%

Other as a percentage of revenues	19%	15%

General and administrative expenses at $560 million for first quarter 2008 were $72 million, or 15 percent, higher than in 2007. This increase was mainly attributable to:

•
the $33 million charge for the 2008 expense review discussed above, equivalent to 7 percentage points, of which $15 million related to salaries and benefits and $18 million to other expenses; and

•
a 5 percentage point adverse impact from foreign currency translation.

Salaries and benefits were 52 percent of first quarter 2008 revenues, compared with 51 percent in 2007, with the increase reflecting:

•
$15 million of severance costs, equivalent to approximately 2 percentage points, relating to approximately 150 positions that have been, or are in the process of being, eliminated as part of the 2008 expense review;

•
an adverse impact from foreign currency translation, equivalent to approximately 2 percentage points; and

•
continued hiring in targeted development areas;

partly offset by

•
increased productivity: for the twelve months ended March 31, 2008 average revenues per employee were approximately $188,000 compared with $186,000 for full year 2007;

•
benefits of cost controls and previous Shaping our Future initiatives; and

•
a $4 million reduction in pension charges, equivalent to approximately 1 percentage point. This decrease was mainly attributable to an increase in the expected return on assets in the UK plan reflecting higher asset levels due to the significant additional contributions we made in 2007 and 2006.

Other expenses were 19 percent of revenues in first quarter 2008 compared with 15 percent in 2007, with the increase reflecting:

•
$18 million of costs relating to the 2008 expense review, equivalent to 2 percentage points, primarily relating to property and systems rationalization costs;

•
a 1 percentage point adverse impact from foreign currency translation; and

•
an additional $11 million in rental expense, mainly relating to our new London headquarters;

partly offset by

•
the benefits of our continued focus on cost control.

Operating income and margin (operating income as a percentage of revenues)

	Three months ending March 31,
	2008	2007
	(millions, except percentages)
Revenues	$795	$739
Operating income	225	238
Operating margin or operating income as a percentage of revenues	28%	32%

Operating margin at 28 percent was 4 percentage points lower than in first quarter 2007 with the decrease mainly reflecting:

•
the $33 million charge in Corporate for the 2008 expense review mainly relating to severance and property and systems rationalizations, equivalent to approximately 4 percentage points;

partly offset by

•
improved margins for Global and International reflecting the benefit of productivity initiatives, good cost control and lower pension costs, partly offset by spending on new productivity and other initiatives.

Operating segment margins are discussed further in "Operating Results—Segment Information" below.

Income taxes

	Three months ended March 31,
	2008	2007
	(millions, except percentages)
Income before taxes	$209	$226
Income taxes	60	68
Effective tax rate	29%	30%

The effective tax rate in first quarter 2008 was 29 percent compared with 30 percent in 2007,

with the decrease mainly reflecting a change in the geographical mix of profits.

Net income and diluted earnings per share

	Three months ended March 31,
	2008	2007
	(millions, except per share data)
Net income	$166	$169
Diluted earnings per share	1.16	1.10
Average diluted number of shares outstanding	143	154

Net income for first quarter 2008 was $166 million compared with $169 million in 2007 with the small decrease mainly reflecting the impact of:

•
the $13 million decrease in operating income, discussed above;

•
a $4 million increase in interest principally reflecting increased long-term borrowing to fund share buybacks and additional pension contributions;

partly offset by

•
an $8 million decrease in the tax charge as the result of a change in the geographical mix of profits; and

•
a $7 million increase in our interest in earnings of associates which mainly reflected an increased contribution from Gras Savoye due to our increased ownership, improved earnings and the benefit of foreign currency translation.

Despite the decrease in net income, diluted earnings per share increased by $0.06 in first quarter 2008 compared with 2007 mainly reflecting the benefit of the share buybacks in 2007.

Average diluted shares outstanding decreased from 154 million in first quarter 2007 to 143 million in first quarter 2008 primarily reflecting the impact of the 11.5 million shares repurchased under accelerated share repurchase programs in first quarter 2007. After taking into account incremental funding costs, there was a $0.06 benefit to diluted earnings per share from these share buybacks for first quarter 2008.

Foreign currency translation had a $0.08 positive year on year impact on diluted earnings per share in first quarter 2008.

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

The following table is a summary of our operating results by segment for the quarters ended March 31, 2008 and 2007:

	Three months ended March 31, 2008			Three months ended March 31, 2007(i)
	Revenues	Operating Income	Operating Margin	Revenues	Operating Income	Operating Margin
	(millions)			(millions)
Global	$285	$133	47%	$272	$122	45%
North America	196	27	14%	193	27	14%
International	314	104	33%	274	87	32%

Total Retail	510	131	26%	467	114	24%
Corporate & Other(ii)	—	(39)	n/a	—	2	n/a

Total Consolidated	$795	$225	28%	$739	$238	32%

(i)
With effect from January 1, 2008, we changed the basis of segmental allocations for certain costs. In particular, all accounting adjustments for hedging transactions are now held at the Corporate level, together with certain legal costs. As a result of this change, an additional $15 million net operating loss for first quarter 2007, previously reported within Corporate, has been allocated to the operating segments.

(ii)
Corporate and Other includes the costs of the holding company; foreign exchange hedging activities; amortization of intangible assets; net gains and losses on disposal of operations and properties; certain legal costs; and, in first quarter 2008, the $33 million charge for the 2008 expense review.

Global

	Three months ended March 31,
	2008	2007
	(millions, except percentages)
Commissions and fees	$277	$261
Investment income	8	11
Other income	—	—

Total revenues	$285	$272

Operating income	$133	$122
Organic revenue growth(i)	2%	3%
Operating margin	47%	45%

(i)
Organic revenue growth excludes the impact of foreign currency translation, acquisitions and disposals, investment income and other income from reported revenues. We use organic growth as a measure of business growth generated by operations that were part of the Group at the end of the period. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

Our Global operations comprise Global Specialties and Reinsurance.

Revenue

Commissions and fees were $16 million, or 6 percent higher, in first quarter 2008 compared with 2007 of which 4 percent was attributable to foreign currency translation. Organic revenue growth was 2 percent in first quarter 2008 with the benefit of good growth in Global Specialties offset by more modest growth in Reinsurance. Client retention levels increased to 90 percent compared with 88 percent a year ago.

Global Specialties revenue growth reflected the benefit of good growth in Construction, Marine, Energy and Financial Institutions. This revenue growth was achieved despite significant rate reductions in the range of 5 to 20 percent.

Organic revenues in Reinsurance in first quarter 2008 were only modestly higher than in 2007 and continue to be adversely impacted by a combination of declining rates and a reduction in amounts reinsured. On average premium rates have declined by approximately 10 percent. We continue to make investments in Reinsurance to strengthen capital markets and analytics capabilities, which we believe will drive future growth opportunities.

Operating margin

Operating margin in our Global operations was 47 percent in first quarter 2008 compared with 45 percent in 2007. This improvement reflected strong contributions from Marine, Construction and Financial Institutions, together with improved margins in Reinsurance. Lower pension costs also contributed to the improvement.

North America

	Three months ended March 31,
	2008	2007
	(millions, except percentages)
Commissions and fees	$191	$184
Investment income	4	5
Other income(i)	1	4

Total revenues	$196	$193

Operating income	$27	$27
Organic revenue growth(ii)	3%	4%
Operating margin	14%	14%

(i)
Other income represents gains on disposals of intangible assets, including books of business. Prior to January 1, 2008 these gains were reported within total commissions and fees but were excluded from organic revenue growth with effect from April 1, 2007. As a result of this change, $4 million of income previously reported as North America commissions and fees in first quarter 2007, has been transferred to other income.

(ii)
Organic revenue growth excludes the impact of foreign currency translation, acquisitions and disposals, investment income and other income from reported revenues. We use organic growth as a measure of business growth generated by operations that were part of the Group at the end of the period. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

Revenues

Commissions and fees in North America were $7 million, or 4 percent, higher in first quarter 2008 compared with 2007 of which 1 percent was attributable to net acquisitions and disposals, primarily relating to the acquisition of InsuranceNoodle in second quarter 2007.

Organic revenue growth was 3 percent and was achieved despite rates continuing to decline in most areas, with decreases of between 10 and 40 percent. Despite the declining rates, we saw good growth in most of our retail regions, in particular the Northeast and Central regions. Client retention levels contributed to this growth and, compared with first quarter 2007, were 1 percentage point higher at 91 percent.

Producer headcount at March 31, 2008 was broadly in line with December 31, 2007 but productivity improved with a 2 percent rise in revenues per FTE since December 31, 2007.

We have recently stepped up our recruitment activity in key cities and growth areas, including the Central, Southeast and New York regions.

Operating margin

Operating margin at 14 percent in first quarter 2008 was in line with 2007, with the benefit of increased revenue per FTE, lower pension costs and other savings, offset by the investments in InsuranceNoodle and other initiatives.

International

	Three months ended March 31,
	2008	2007
	(millions, except percentages)
Commissions and fees	$304	$266
Investment income	10	8
Other income	—	—

Total revenues	$314	$274

Operating income	$104	$87
Organic revenue growth(i)	5%	8%
Operating margin	33%	32%

(i)
Organic revenue growth excludes the impact of foreign currency translation, acquisitions and disposals, investment income and other income from reported revenues. We use organic growth as a measure of business growth generated by operations that were part of the Group at the end of the period. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

Revenues

Commissions and fees in International were $38 million, or 14 percent, higher in first quarter 2008 compared with 2007. Some 9 percent of this increase was attributable to foreign currency translation as a significant part of International's revenues are earned in currencies that have strengthened against the dollar on a year on year basis, in particular the Euro. Organic growth of 5 percent was achieved despite declining rates in most countries, with decreases of between 10 and 15 percent in most areas, and higher decreases in some emerging market countries.

We have seen consistent growth in our International business over the last two years, with the last ten quarters all showing growth of 5 percent or higher. Average client retention levels across International remained high at 92 percent.

Emerging markets continued to make a strong contribution with Latin America, China, Indonesia, Singapore, Poland and Russia all generating double-digit growth. The emerging market growth was complemented by good growth in Spain and Denmark.

Operating margin

Operating margin in International was 33 percent in first quarter 2008 compared with 32 percent in 2007, with the improvement reflecting the strong organic revenue growth. In particular, there was strong profit growth in Latin America and the emerging markets countries, together with the United Kingdom, Spain and Germany.

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of the Company's financial condition or operating performance were discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no significant additions or changes to these assumptions in first quarter 2008.

NEW ACCOUNTING STANDARDS

There were no new accounting standards issued during the first quarter 2008 that would have a significant impact on the Company's reporting.

LIQUIDITY AND CAPITAL RESOURCES

In November 2007, the Board authorized a new share buyback program for $1 billion. This replaced our previous $1 billion buyback program and its remaining $308 million authorization. We repurchased 2.3 million shares totaling $75 million under this authorization in first quarter 2008.

In first quarter 2008, the credit markets remained volatile and there were only a few debt issuances in the US financial services sector in our rating category.

Our credit ratings are investment grade and were reaffirmed when we issued the $600 million of notes in March 2007. We believe that these ratings and our consistent generation of cash, together with the amendment to our revolving credit facility in November 2007, which increased our permitted leverage ratio from 2.5:1 to 3.0:1, allow us flexibility in our capital planning.

Absent a significant acquisition with a very strong strategic fit, share buybacks will remain a key part of our capital planning strategy.

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

Own funds

As of March 31, 2008, we had cash and cash equivalents of $195 million, compared with $200 million at December 31, 2007, and $85 million of our $300 million revolving credit facility remained available to draw.

Operating activities

Net cash provided by operations, which excludes fiduciary cash movements, was $9 million in first quarter 2008 compared with $80 million in first quarter 2007, with the decrease being primarily attributable to the timing of cash collections and other working capital movements in our seasonally lowest cash quarter of the year.

Investing activities

Total net cash used in investing activities was $76 million in first quarter 2008 compared with $27 million in the same period of 2007.

The net increase in cash used in investing activities of $49 million was mainly attributable to:

•
the $31 million acquisition of a further 4 percent of voting rights in Gras Savoye & Cie, our French associate; and

•
additional spend of $20 million on fixed assets relating to the fit-out of our new London headquarters which is now in full occupancy.

Financing activities

Cash provided by financing activities amounted to $57 million in first quarter 2008, a net increase of $146 million over the $89 million used in same quarter 2007.

Long-term debt

In first quarter 2008, we drew down $165 million on our revolving credit facility, primarily to fund share buybacks and fixed asset additions related to our new London headquarters building. In March 2007, we issued $600 million of 10 year senior notes at 6.20 percent. We used the proceeds of the notes to fund share buybacks and to repay $200 million on our revolving credit facility.

Share buybacks

We continued to buy back shares in 2008, repurchasing 2.3 million shares for $75 million of cash during the quarter compared with 11.5 million shares at a cost of $458 million in first quarter 2007.

Dividends

Cash dividends paid in first quarter 2008 were $36 million compared with $36 million in the same period 2007. In February 2008, the quarterly cash dividend declared was increased by 4 percent to $0.26 per share, an annual rate of $1.04 per share.

CONTRACTUAL OBLIGATIONS

Except for the following, there have been no material changes in our contractual obligations since December 31, 2007.

In first quarter 2008, we drew down an additional $165 million on our revolving credit facility which expires in October 2010, taking our outstanding balance under this facility to $215 million as at March 31, 2008.

OFF-BALANCE SHEET TRANSACTIONS

Apart from commitments, guarantees and contingencies, as disclosed in Note 6 to the Condensed Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk from that described in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that the information required to be included in the Company's periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company introduced a new Broking system as part of the "Shaping our Future" initiative. The roll-out of the system commenced in 2006 with one of the business units going live on December 4, 2006, processing policies with inception dates after April 1, 2007 and consequently impacting financial periods commencing after April 1, 2007. During the fourth quarter ended December 31, 2007, the new Broking system was rolled-out to another Business unit. The new system has resulted in a change in the controls over initiation, authorization, recording, processing and reporting of "revenue" in the two business units. The system is intended, among other things, to enhance the Company's internal controls over financial reporting.

There have been no other changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The information set forth in Note 6 of Notes to the Condensed Consolidated Financial Statements, provided in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A—Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" included in the Form 10-K for the year ended December 31, 2007.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, the Company issued a total of 106,611 shares of common stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of such Act relating to sales by an issuer not involving a public offering, none of which involved the sale of more than 1% of the outstanding common stock of the Company.

The following sales of shares related to part consideration for the acquisition of interest in the following companies:

Date of Sale	Number of Shares	Acquisition
February 21, 2008	94,430	Rontarca Prima, Willis, C.A.
March 13, 2008	12,181	Eyl & Gordon Insurance Brokers, Inc. d/b/a Gueits, Adams & Company

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced the previous $1 billion buyback program and its remaining $308 million authorization. The program is an open-ended plan to repurchase the Company's shares from time to time in the open market or through negotiated sales with persons who are not affiliates of the Company.

The following shares of the Company's common stock were repurchased by the Company during the first quarter on a trade date basis:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Fees and Price Adjustments	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 1, to January 31, 2008	—	—	—	$—	$1,000,000,000
February 1, to February 28, 2008	1,435,028	$33.31	1,435,028	$47,840,130	$952,159,870
March 1, to March 31, 2008	827,842	$32.71	827,842	$27,148,278	$925,011,592

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting on April 23, 2008 at which shareholders elected Ms. Anna C. Catalano, Ms. Wendy E. Lane and Ms. Robyn S. Kravit and Messrs. William W. Bradley, Joseph A. Califano Jr., Eric G. Friberg, Sir Roy Gardner, Sir Jeremy Hanley, James F. McCann, Joseph J. Plumeri and Douglas B. Roberts to serve as directors until the next Annual General Meeting unless they are earlier removed or resign.

The table below sets out the number of votes cast for, against or withheld for each director:

Director	For	Against	Withheld
William W. Bradley	123,017,880	5,506,479	74,990
Joseph A. Califano, Jr.	122,582,934	5,947,899	68,516
Anna C. Catalano	123,038,744	5,484,289	76,316
Eric G. Friberg	123,062,951	5,461,502	74,896
Sir Roy Gardner	111,208,955	17,316,345	74,049
Sir Jeremy Hanley	122,684,390	5,837,863	77,096
Robyn S. Kravit	122,759,536	5,764,705	75,108
Wendy E. Lane	122,487,223	6,010,933	101,193
James F. McCann	117,214,201	11,305,447	79,701
Joseph J. Plumeri	122,862,871	5,670,939	65,539
Douglas B. Roberts	123,001,006	5,522,406	75,937

The shareholders also re-appointed Deloitte & Touche LLP as independent auditors until the conclusion of the next Annual General Meeting of shareholders. Of the shares voted, 128,457,182 were in favor, 56,488 voted against and 85,769 were withheld.

The shareholders also approved the adoption of the Willis Group Holdings Limited 2008 Share Purchase and Option Plan. Of the shares voted, 64,219,730 were in favor, 57,646,512 voted against and 399,327 were withheld.

The shareholders also approved an amendment to Clause 5 of the Company's Memorandum of Association with the substitution of the monetary value "$1,000" for "$12,000". Of the shares voted, 128,066,159 were in favor, 51,324 voted against and 481,866 were withheld.

The shareholders also approved an amendment to Bye-law 1(1) by the insertion of the following definition of "Treasury Shares"; "Treasury Shares" shall mean any Shares repurchased by the Company as treasury shares. Of the shares voted, 125,395,599 were in favor, 2,730,992 voted against and 472,758 were withheld.

The shareholders also approved the deletion of Bye-law 4(2) and its replacement with the following: "The Board may, at its discretion and without the sanction of a Resolution, authorize the purchase of its own Shares of any class at any price (whether at par or above or below) and so that any Shares of any class may be selected in any manner whatsoever, upon such terms as the Board may in its discretion determine, and that any Shares so purchased may be cancelled or held as treasury shares as the Board may in its discretion determine; provided always that such purchase is effected in accordance with the provisions of the Companies Acts". Of the shares voted, 125,395,599 were in favor, 2,730,992 voted against and 472,758 were withheld.

The shareholders also approved the deletion of Bye-law 7 and its replacement with the following: "Subject to the provisions of these Bye-laws, the unissued Shares of the Company and any Treasury Shares (whether forming part of the original capital or any increased capital) shall be at the disposal of the Board, which may offer, allot, grant options over or otherwise dispose of or transfer them to such persons, at such times and for such consideration and upon such terms and conditions as the Board may determine, but no Share may be issued at a discount." Of the shares voted, 125,395,599 were in favor, 2,730,992 voted against and 472,758 were withheld.

Item 5—Other Information

None.

Item 6—Exhibits

3.1	Memorandum of Association of Willis Group Holdings Limited as amended April 23, 2008
3.2	Bye-laws of Willis Group Holdings Limited as amended April 23, 2008
10.1	Fourth Amended and Restated Employment Agreement dated February 29, 2008, between Willis Group Holdings Limited, Willis North America Inc., and Joseph J. Plumeri (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited's Form 8-K filed on February 29, 2008)
10.2	Form of Employment Agreement dated December 17, 2007 between Willis Limited and Tim Wright (incorporated by reference to Exhibit 10.2 to Willis Group Holdings Limited's Form 8-K filed on February 29, 2008)
10.3	Willis Group Holdings Limited 2008 Share Purchased and Option Plan
31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350
32.2	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS GROUP HOLDINGS LIMITED
(Registrant)
By:	/s/ PATRICK C. REGAN Patrick C. Regan Group Chief Operating Officer and Group Chief Financial Officer

Dated: May 9, 2008