Form 10-Q
period 2008-06-30
WILLIS GROUP HOLDINGS LTD
filed 2008-08-06
CIK 1140536

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

As of July 31, 2008, there were outstanding 141,724,027 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

We have included in this document "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the potential benefits of the business combination transaction involving Willis Group Holdings Limited and Hilb Rogal & Hobbs Company ("HRH"), our outlook and guidance regarding future adjusted operating margin and adjusted earnings per diluted share, future capital expenditures, expected growth in commissions and fees, business strategies, competitive strengths, goals, the anticipated benefits of new initiatives, growth of our business and operations, plans and references to future successes are forward-looking statements. Also, when we use the words such as "anticipate", "believe", "estimate", "expect", "intend", "plan", "probably", or similar expressions, we are making forward-looking statements.

There are important uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•
our ability to achieve the expected cost savings, synergies and other strategic benefits as a result of the proposed acquisition or the amount of time it may take to achieve such cost savings, synergies and benefits expected due to the integration of HRH with our operations,

•
the satisfaction of conditions to closing, including receipt of shareholder, regulatory and other approvals on the proposed terms and schedule for the proposed acquisition of HRH,

•
our ability to implement and realize anticipated benefits of the Shaping our Future initiative and other new initiatives,

•
the extent and timing of, and prices paid in connection with, any share repurchases under existing or future programs,

•
our ability to retain existing clients and attract new business, and our ability to retain key employees,

•
changes in commercial property and casualty markets, or changes in premiums and availability of insurance products due to a catastrophic event such as a hurricane,

•
volatility or declines in other insurance markets and the premiums on which our commissions are based,

•
impact of competition,

•
the timing or ability to carry out share repurchases or take other steps to manage our capital,

•
fluctuations in exchange and interest rates that could affect expenses and revenue,

•
rating agency actions that could inhibit ability to borrow funds or the pricing thereof,

•
domestic and foreign legislative and regulatory changes affecting both our ability to operate and client demand,

•
potential costs and difficulties in complying with a wide variety of foreign laws and regulations, given the global scope of our operations,

•
changes in the tax or accounting treatment of our operations,

•
our exposure to potential liabilities arising from errors and omissions claims against us,

•
the results of regulatory investigations, legal proceedings and other contingencies, and

•
the timing of any exercise of put and call arrangements with associated companies.

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. See also Part I, Item 1A "Risk Factors" included in the Form 10-K for the year ended December 31, 2007 filed on February 27, 2008 for additional factors.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

WILLIS GROUP HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(millions, except per share data)
REVENUES
Commissions and fees	$641	$600	$1,413	$1,311
Investment income	20	23	42	47
Other income (Note 2)	—	3	1	7

Total revenues	661	626	1,456	1,365

EXPENSES
Salaries and benefits	(428)	(360)	(839)	(737)
Other operating expenses	(141)	(114)	(290)	(225)
Depreciation expense and amortization of intangible assets	(17)	(17)	(33)	(33)
Gain on disposal of London headquarters	2	3	8	6

Total expenses	(584)	(488)	(1,154)	(989)

OPERATING INCOME	77	138	302	376
Interest expense	(21)	(19)	(37)	(31)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	56	119	265	345
Income taxes	(12)	(36)	(72)	(104)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	44	83	193	241
Interest in earnings of associates, net of tax	(3)	(4)	23	15
Minority interest, net of tax	(2)	(1)	(11)	(9)

NET INCOME	$39	$78	$205	$247

EARNINGS PER SHARE (Note 4)
—Basic	$0.28	$0.55	$1.44	$1.68
—Diluted	$0.27	$0.54	$1.43	$1.65
AVERAGE NUMBER OF SHARES OUTSTANDING (Note 4)
—Basic	141	142	142	147
—Diluted	142	145	143	150

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.26	$0.25	$0.52	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

 WILLIS GROUP HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(millions, except share data)
ASSETS
Cash and cash equivalents	$205	$200
Fiduciary funds—restricted	1,767	1,520
Short-term investments	37	40
Accounts receivable, net of allowance for doubtful accounts of $28 million in 2008 and $32 million in 2007	11,013	8,241
Fixed assets, net of accumulated depreciation of $271 million in 2008 and $211 million in 2007	344	315
Goodwill	1,667	1,648
Other intangible assets, net of accumulated amortization of $52 million in 2008 and $46 million in 2007	72	78
Investments in associates	247	193
Pension benefits asset	497	404
Other assets	373	309

TOTAL ASSETS	$16,222	$12,948

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$12,216	$9,265
Deferred revenue and accrued expenses	331	388
Net deferred tax liabilities	22	5
Income taxes payable	72	43
Long-term debt (Note 7)	1,460	1,250
Liability for pension benefits	42	43
Other liabilities	584	559

Total liabilities	14,727	11,553

COMMITMENTS AND CONTINGENCIES (Note 6)
MINORITY INTEREST	53	48
STOCKHOLDERS' EQUITY
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 141,685,629 shares in 2008 and 143,093,509 shares in 2007	—	—
Additional paid-in capital	18	41
Retained earnings	1,576	1,463
Accumulated other comprehensive loss, net of tax	(148)	(153)
Treasury stock, at cost, 66,902 shares in 2008 and 71,858 shares in 2007	(4)	(4)

Total stockholders' equity	1,442	1,347

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,222	$12,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

 WILLIS GROUP HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2008	2007
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$205	$247
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on disposal of operations, fixed and intangible assets and short-term investments	(1)	—
Gain on disposal of London headquarters	(8)	(6)
Depreciation expense and amortization of intangible assets	33	33
Provision for doubtful accounts	(3)	2
Minority interest	4	4
Provision for deferred income taxes	22	8
Excess tax benefits from share-based payment arrangements	(1)	(7)
Share-based compensation	19	18
Undistributed earnings of associates	(15)	(9)
Other	9	(18)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	(221)	7
Accounts receivable	(2,694)	(1,444)
Accounts payable	2,844	1,358
Additional funding of UK and US pension plans	(54)	(69)
Other assets	(56)	(24)
Other liabilities	(48)	(2)

Net cash provided by operating activities	35	98

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	2	3
Additions to fixed assets	(64)	(76)
Acquisitions of subsidiaries, net of cash acquired	(11)	(72)
Investments in associates	(31)	—
Proceeds on sale of short-term investments	3	11

Net cash used in investing activities	(101)	(134)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	210	—
Repayments of debt	—	(200)
Senior notes issued, net of debt issuance costs	—	595
Repurchase of shares	(75)	(457)
Proceeds from issue of shares	4	11
Excess tax benefits from share-based payment arrangements	1	7
Dividends paid	(72)	(71)

Net cash provided by (used in) financing activities	68	(115)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2	(151)
Effect of exchange rate changes on cash and cash equivalents	3	5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	200	288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$205	$142

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

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six month period ended June 30, 2008 may not necessarily be indicative of the operating results for the entire fiscal year.

These Interim Financial Statements should be read in conjunction with the Company's consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2007 included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008.

Fair value measurement—adoption of FAS 157

The Company adopted Financial Accounting Standard No. 157 ("FAS 157") on January 1, 2008. FAS 157:

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

•
Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the valuation of the Company's assets and liabilities by the FAS 157 fair value hierarchy at June 30, 2008:

	June 30, 2008
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Fiduciary funds—restricted	$1,767	$—	$—	$1,767
Short-term investments	37	—	—	37
Derivative financial instruments	—	16	—	16

Total assets	$1,804	$16	$—	$1,820

Liabilities at fair value:
Derivative financial instruments	$—	$27	$—	$27

Total liabilities	$—	$27	$—	$27

The Company's fiduciary funds—restricted and short-term investments consist mainly of cash and time deposits. Fair values are based on quoted market values.

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

Although the Company is not in the business of selling intangible assets (mainly books of business), from time to time the Company will dispose of a book of business (a customer list) or other intangible asset that does not produce adequate margins or fit with the Company's strategy.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued Financial Accounting Standard No. 141 (revised 2007), Business Combinations ("FAS 141R"). FAS 141R makes substantial changes to how entities account for business combinations, establishing principles and requirements for how the acquirer:

•
recognizes and measures the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree;

•
recognizes and measures goodwill acquired in the business combination; and

•
determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.

FAS 141R is effective for financial years beginning after December 15, 2008 and is effective for the Company from January 1, 2009. Adoption is prospective and early adoption is not permitted. The Company is evaluating the potential impact that the adoption of FAS 141R will have on its financial position and results of operations.

3.     SEVERANCE COSTS

As part of the Company's 2008 expense review, the Company incurred $24 million of severance costs in the six months ended June 30, 2008 relating to approximately 350 positions that have been, or are in the process of being, eliminated, of which $9 million (relating to approximately 200 positions) was incurred in the three months ended June 30, 2008. Severance costs for these employees were recognized pursuant to the terms of their existing benefit arrangements or employment agreements.

Severance costs also arise in the normal course of business and these charges amounted to $1 million in the six months ended June 30, 2008 (2007: $1 million).

4.     EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net income by the average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company. At June 30, 2008, time-based and performance-based options to purchase 19.3 million and 0.2 million (2007: 14.6 million and 0.3 million) shares, respectively, and 1.5 million (2007: 1.6 million) restricted shares, were outstanding.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.     EARNINGS PER SHARE (Continued)

Basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(millions, except per share data)
Net income	$39	$78	$205	$247

Basic average number of shares outstanding	141	142	142	147
Dilutive effect of potentially issuable shares	1	3	1	3

Diluted average number of shares outstanding	142	145	143	150

Basic earnings per share	$0.28	$0.55	$1.44	$1.68
Dilutive effect of potentially issuable shares	(0.01)	(0.01)	(0.01)	(0.03)

Diluted earnings per share	$0.27	$0.54	$1.43	$1.65

Options to purchase 17.5 million shares were not included in the computation of the dilutive effect of stock options for the three and six month periods ended June 30, 2008 because the effect was antidilutive (three and six month periods ended June 30, 2007: 1.7 million).

5.     PENSION PLANS

The components of the net periodic benefit cost of the UK and US defined benefit plans are as follows:

	Three months ended June 30,				Six months ended June 30,
	UK Pension Benefits		US Pension Benefits		UK Pension Benefits		US Pension Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$10	$11	$6	$6	$19	$23	$12	$11
Interest cost	30	28	10	9	61	55	19	18
Expected return on plan assets	(48)	(45)	(12)	(11)	(96)	(89)	(24)	(22)
Amortization of unrecognized prior service gain	—	—	(1)	(1)	(1)	(1)	(1)	(1)
Amortization of unrecognized actuarial loss	—	1	—	—	—	2	—	—

Net periodic benefit (income) cost	$(8)	$(5)	$3	$3	$(17)	$(10)	$6	$6

As of June 30, 2008, the Company had made contributions of $74 million and $8 million to the UK and US defined benefit pension plans (2007: $74 million and $23 million), respectively. The Company expects to contribute approximately $150 million to the UK defined benefit pension plan and $25 million to the US plan for the full year 2008. However, 2008 contributions to the UK plan may decrease subject to the outcome of the full triennial valuation of the UK plan which will be completed later this year.

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

The most significant actual or potential claims, lawsuits and other proceedings, of which we are currently aware are:

Inquiries and Investigations

In connection with the investigation commenced by the New York Attorney General in April 2004 concerning, among other things, contingent commissions paid by insurers to insurance brokers, in April 2005, the Company entered into an Assurance of Discontinuance ("NY AOD") with the New York Attorney General and the New York Superintendent of Insurance and paid $50 million to eligible customers. As part of the NY AOD the Company also agreed not to accept contingent compensation and to disclose to customers any compensation the Company will receive in connection with providing policy placement services to the customer. The Company also resolved similar investigations commenced by the Minnesota Attorney General, the Florida Attorney General, the Florida Department of Financial Services and the Florida Office of Insurance Regulation for amounts that were not material to the Company. The Company has co-operated fully with other similar investigations by the regulators and/or attorneys general of other jurisdictions, some of which have been concluded with no indication of any finding of wrongdoing.

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

Since August 2004, various plaintiffs have filed purported class actions in the United States District Court for the Southern District of New York, the Northern District of Illinois, the Northern District of California, the New Jersey District Court, and the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, under a variety of legal theories, including state tort, contract, fiduciary duty and statutory theories, and federal antitrust and RICO theories. Other than a federal suit in Illinois that was voluntarily dismissed by the plaintiff in May 2005, all of these federal actions have been consolidated into two actions in federal court in New Jersey. One of the consolidated actions addresses employee benefits, while the other consolidated action addresses all other lines of insurance. In July 2007, class action suits, similar to the suits consolidated in New Jersey, were filed in the United States District Courts in the Southern District of Florida and the Southern District of New York. In addition to the federal actions, the Company was also named as a defendant in a purported class action in the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division. The federal actions and the Florida state action name various insurance carriers and insurance brokerage firms, including the Company, as defendants. The complaints seek monetary damages and equitable relief and make allegations regarding the practices and conduct that have been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers have breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and entered into other improper activities. The complaints also allege the existence of a conspiracy among the insurance carriers and brokers and the federal court complaints allege violations of the federal RICO statute. In separate decisions issued in August and September 2007, the Judge in the two consolidated federal actions dismissed the antitrust and RICO claims with prejudice and dismissed certain of the state claims without prejudice. Plaintiffs have filed a notice of appeal regarding these dismissal rulings. In January 2008, the Judge dismissed the ERISA claims with prejudice in the employee benefits suit. Additional actions could be brought in the future by individual policyholders. The Company disputes the allegations in all of these suits and intends to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

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

Two former clients of Willis Limited, American Reliable Insurance Company and one of its associated companies ("ARIC") and CNA Insurance Company Limited and two of its associated companies ("CNA") have each terminated their respective tolling agreements with Willis Limited and commenced litigation in the English Commercial Court against Willis Limited. ARIC has alleged conspiracy between a former Willis Limited employee and the ARIC underwriter as well as negligence and CNA has alleged deceit and negligence by the same Willis Limited employee both in connection with placements of personal accident reinsurance in the excess of loss market in London and elsewhere. The Company disputes these allegations and is vigorously defending itself in these actions. ARIC's asserted claim is approximately $257 million (plus unspecified interest and costs) and CNA's asserted claim is approximately $251 million (plus various unspecified claims for exemplary damages, interest and costs). Pleadings have been exchanged in both actions and the Court has fixed a preliminary date for a ten week trial commencing October 7, 2009. The Company cannot predict at this time what, if any, damages might result from this action but believes that any amounts likely required to resolve the claims will be covered by errors and omissions insurance. Various arbitrations continue to be active and from time to time the principals request co-operation from the Company and suggest that claims may be asserted against the Company. Such claims may be made against the Company if reinsurers do not pay claims on policies issued by them. The Company cannot predict at this time whether any such claims will be made or the damages that may be alleged.

Gender Discrimination Class Action

In 2008, the Company settled an action in the United States District Court in the Southern District of New York commenced against the Company in 2001 on behalf of an alleged nationwide class of present and former female officer and officer equivalent employees alleging that the Company discriminated against them on the basis of their gender and seeking injunctive relief, money damages, attorneys' fees and costs. Although the Court had denied plaintiffs' motions to certify a nationwide class or to grant

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.     COMMITMENTS AND CONTINGENCIES (Continued)

nationwide discovery, it did certify a class of approximately 200 female officers and officer equivalent employees based in the Company's offices in New York, New Jersey and Massachusetts. The parties' settlement agreement provides for certain injunctive relief that the Company agreed to provide as well as a monetary settlement, including the amount of attorney fees plaintiffs' counsel are entitled to receive, which was not material to the Company. A former female employee, whose motion to intervene in the class action was denied, has filed a purported class action with almost identical allegations as those contained in the federal class action suit that was settled in 2008, except seeking a class period of 1998 to the time of trial (the class period in the settled suit was 1998 to the end of 2001). The Company's motion to dismiss this suit was denied and the Court did not grant the Company permission to immediately file an appeal from the denial of its motion to dismiss. The suit was recently amended to include two additional plaintiffs. The parties are in the discovery phase of the litigation. The Company cannot predict at this time what, if any, damages might result from this action.

World Trade Center

We acted as the insurance broker, but not as an underwriter, for the placement of both property and casualty insurance for a number of entities which were directly impacted by the September 11, 2001 destruction of the World Trade Center complex, including Silverstein Properties LLC, which acquired a 99-year leasehold interest in the twin towers and related facilities from the Port Authority of New York and New Jersey in July 2001. Although the World Trade Center complex insurance was bound at or before the July 2001 closing of the leasehold acquisition, consistent with standard industry practice, the final policy wording for the placements was still in the process of being finalized when the twin towers and other buildings in the complex were destroyed on September 11, 2001. There have been a number of lawsuits in the United States between the insured parties and the insurers for several placements and other disputes may arise in respect of insurance placed by us which could affect the Company including claims by one or more of the insureds that we made culpable errors or omissions in connection with our brokerage activities. However, we do not believe that our role as broker will lead to liabilities which in the aggregate would have a material adverse effect on our results of operations, financial condition or liquidity.

7.     LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2008	December 31, 2007
	(millions)
5.125% Senior notes due 2010	$250	$250
5.625% Senior notes due 2015	350	350
6.200% Senior notes due 2017	600	600
Revolving credit facility	260	50

	$1,460	$1,250

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8.     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Six months ended June 30,
	2008	2007
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$19	$17
Cash payments for interest	39	21

Supplemental disclosures of non-cash flow investing and financing activities:
Liabilities accrued for additions to fixed assets	$8	$19
Issue of stock on acquisitions of subsidiaries	9	15
Deferred payments on acquisitions of subsidiaries	—	1

Acquisitions:
Fair value of assets acquired	$10	$10
Less: Liabilities assumed	—	(1)
Cash acquired	—	—

Net assets acquired, net of cash acquired	$10	$9

9.     COMPREHENSIVE INCOME

a)
The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(millions)
Net income	$39	$78	$205	$247
Other comprehensive income, net of tax:
Foreign currency translation adjustment (net of tax of $nil, $nil, $nil and $nil)	(5)	11	16	14
FAS 158 pension adjustment (net of tax of $1 million, $nil, $1 million and $nil)	—	—	(1)	—
Net loss on derivative instruments (net of tax of $4 million, $3 million, $4 million and $4 million)	(10)	(6)	(10)	(10)

Other comprehensive income (net of tax of $5 million, $3 million, $5 million and $4 million)	(15)	5	5	4

Comprehensive income	$24	$83	$210	$251

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9.     COMPREHENSIVE INCOME (Continued)

b)
The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30, 2008	December 31, 2007
	(millions)
Net foreign currency translation adjustment	$32	$16
Net unrealized holding loss	(1)	(1)
FAS 158 pension adjustment	(167)	(166)
Net unrealized loss on derivative instruments	(12)	(2)

Accumulated other comprehensive loss, net of tax	$(148)	$(153)

10.   SEGMENT INFORMATION

During the periods presented, the Company operated through three segments: Global, North America and International. Global provides specialist brokerage and consulting services to clients worldwide for specific industrial and commercial activities and is organized by specialism. North America and International predominantly comprise our retail operations which provide services to small, medium and major corporates, accessing Global's specialist expertise when required.

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10.   SEGMENT INFORMATION (Continued)

Selected information regarding the Company's operating segments is as follows:

	Three months ended June 30, 2008
	Commissions and Fees	Investment Income	Other Income(1)	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Global	$191	$8	$—	$199	$(4)	$58	$—
North America	193	4	—	197	(4)	32	—
International	257	8	—	265	(6)	58	(3)

Total Retail	450	12	—	462	(10)	90	(3)

Total Operating Segments	641	20	—	661	(14)	148	(3)
Corporate and Other(2)	—	—	—	—	(3)	(71)	—

Total Consolidated	$641	$20	$—	$661	$(17)	$77	$(3)

(1)
Prior to January 1, 2008, the Company reported "Other Income" within "Commissions and Fees" as described in Note 2. Comparatives have been adjusted accordingly.

(2)
Corporate and Other includes the costs of the holding company; foreign exchange hedging activities; amortization of intangible assets; net gains and losses on disposal of operations; certain legal costs; and the $62 million charge for the 2008 expense review.

	Three months ended June 30, 2007
	Commissions and Fees	Investment Income	Other Income(1)	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Global	$186	$11	$—	$197	$(6)	$56	$—
North America	194	5	3	202	(3)	44	—
International	220	7	—	227	(4)	43	(4)

Total Retail	414	12	3	429	(7)	87	(4)

Total Operating Segments	600	23	3	626	(13)	143	(4)
Corporate and Other(2)	—	—	—	—	(4)	(5)	—

Total Consolidated	$600	$23	$3	$626	$(17)	$138	$(4)

(1)
Prior to January 1, 2008, the Company reported "Other Income" within "Commissions and Fees" as described in Note 2. Comparatives have been adjusted accordingly.

(2)
Corporate and Other includes the costs of the holding company; foreign exchange hedging activities; amortization of intangible assets; net gains and losses on disposal of operations; and certain legal costs.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10.   SEGMENT INFORMATION (Continued)

	Six months ended June 30, 2008
	Commissions and Fees	Investment Income	Other Income(1)	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Global	$468	$16	$—	$484	$(7)	$191	$—
North America	384	8	1	393	(7)	59	—
International	561	18	—	579	(13)	162	23

Total Retail	945	26	1	972	(20)	221	23

Total Operating Segments	1,413	42	1	1,456	(27)	412	23
Corporate and Other(2)	—	—	—	—	(6)	(110)	—

Total Consolidated	$1,413	$42	$1	$1,456	$(33)	$302	$23

(1)
Prior to January 1, 2008, the Company reported "Other Income" within "Commissions and Fees" as described in Note 2. Comparatives have been adjusted accordingly.

(2)
Corporate and Other includes the costs of the holding company; foreign exchange hedging activities; amortization of intangible assets; net gains and losses on disposal of operations; certain legal costs; and the $95 million charge for the 2008 expense review.

	Six months ended June 30, 2007
	Commissions and Fees	Investment Income	Other Income(1)	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Global	$447	$22	$—	$469	$(8)	$178	$—
North America	378	10	7	395	(6)	71	—
International	486	15	—	501	(12)	130	15

Total Retail	864	25	7	896	(18)	201	15

Total Operating Segments	1,311	47	7	1,365	(26)	379	15
Corporate and Other(2)	—	—	—	—	(7)	(3)	—

Total Consolidated	$1,311	$47	$7	$1,365	$(33)	$376	$15

(1)
Prior to January 1, 2008, the Company reported "Other Income" within "Commissions and Fees" as described in Note 2. Comparatives have been adjusted accordingly.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10.   SEGMENT INFORMATION (Continued)

The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income before income taxes, interest in earnings of associates and minority interest:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(millions)
Total consolidated operating income	$77	$138	$302	$376
Interest expense	(21)	(19)	(37)	(31)

Income before income taxes, interest in earnings of associates and minority interest	$56	$119	$265	$345

11.   SHARE BUYBACKS

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced the previous $1 billion buyback program and its remaining $308 million authorization. The program is an open-ended plan to repurchase the Company's shares from time to time in the open market or through negotiated sales with persons who are not affiliates of the Company. During the six months ended June 30, 2008, the Company repurchased 2.3 million shares, for $75 million, at an average price of $33.12. Repurchased shares were subsequently canceled.

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES

On July 1, 2005, Willis North America Inc. ("Willis North America") issued debt securities totaling $600 million under its April 2003 registration statement. On March 28, 2007, Willis North America issued further debt securities totaling $600 million under its June 2006 registration statement. The debt securities are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Group Limited, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Income Statement

	Three months ended June 30, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$641	$—	$641
Investment income	—	—	5	91	(76)	20
Other income	—	—	—	—	—	—

Total revenues	—	—	5	732	(76)	661

EXPENSES
Salaries and benefits	—	—	—	(430)	2	(428)
Other operating expenses	(3)	—	(6)	(141)	9	(141)
Depreciation expense and amortization of intangible assets	—	—	(2)	(13)	(2)	(17)
Gain on disposal of London headquarters	—	—	—	2	—	2

Total expenses	(3)	—	(8)	(582)	9	(584)

OPERATING (LOSS) INCOME	(3)	—	(3)	150	(67)	77
Investment income from Group undertakings	9	69	6	10	(94)	—
Interest expense	(1)	(63)	(20)	(99)	162	(21)

INCOME (LOSS) BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	5	6	(17)	61	1	56
Income taxes	—	(1)	7	(5)	(13)	(12)

INCOME (LOSS) BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	5	5	(10)	56	(12)	44
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	(3)	—	(3)
MINORITY INTEREST, NET OF TAX	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	34	30	21	—	(85)	—

NET INCOME	$39	$35	$11	$53	$(99)	$39

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Income Statement

	Three months ended June 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$600	$—	$600
Investment income	—	—	5	44	(26)	23
Other income	—	—	—	3	—	3

Total revenues	—	—	5	647	(26)	626

EXPENSES
Salaries and benefits	—	—	—	(360)	—	(360)
Other operating expenses	—	10	(3)	(129)	8	(114)
Depreciation expense and amortization of intangible assets	—	—	(2)	(11)	(4)	(17)
Gain on disposal of London headquarters	—	—	—	3	—	3

Total expenses	—	10	(5)	(497)	4	(488)

OPERATING INCOME	—	10	—	150	(22)	138
Investment income from Group undertakings	—	56	6	30	(92)	—
Interest expense	(4)	(51)	(26)	(42)	104	(19)

(LOSS) INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(4)	15	(20)	138	(10)	119
Income taxes	—	(10)	8	(40)	6	(36)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(4)	5	(12)	98	(4)	83
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	(4)	—	(4)
MINORITY INTEREST, NET OF TAX	—	—	—	—	(1)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	82	(129)	(20)	—	67	—

NET INCOME (LOSS)	$78	$(124)	$(32)	$94	$62	$78

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Income Statement

	Six months ended June 30, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,413	$—	$1,413
Investment income	—	—	10	167	(135)	42
Other income	—	—	—	1	—	1

Total revenues	—	—	10	1,581	(135)	1,456

EXPENSES
Salaries and benefits	—	—	—	(844)	5	(839)
Other operating expenses	(3)	3	(11)	(293)	14	(290)
Depreciation expense and amortization of intangible assets	—	—	(4)	(24)	(5)	(33)
Gain on disposal of London headquarters	—	—	—	8	—	8

Total expenses	(3)	3	(15)	(1,153)	14	(1,154)

OPERATING (LOSS) INCOME	(3)	3	(5)	428	(121)	302
Investment income from Group undertakings	92	156	56	19	(323)	—
Interest expense	(1)	(113)	(39)	(185)	301	(37)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	88	46	12	262	(143)	265
Income taxes	—	(5)	14	(53)	(28)	(72)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	88	41	26	209	(171)	193
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	23	—	23
MINORITY INTEREST, NET OF TAX	—	—	—	(3)	(8)	(11)
EQUITY ACCOUNT FOR SUBSIDIARIES	117	67	(32)	—	(152)	—

NET INCOME (LOSS)	$205	$108	$(6)	$229	$(331)	$205

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Income Statement

	Six months ended June 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,311	$—	$1,311
Investment income	—	—	10	84	(47)	47
Other income	—	—	—	7	—	7

Total revenues	—	—	10	1,402	(47)	1,365

EXPENSES
Salaries and benefits	—	—	—	(745)	8	(737)
Other operating expenses	—	12	(6)	(244)	13	(225)
Depreciation expense and amortization of intangible assets	—	—	(3)	(23)	(7)	(33)
Gain on disposal of London headquarters	—	—	—	6	—	6

Total expenses	—	12	(9)	(1,006)	14	(989)

OPERATING INCOME	—	12	1	396	(33)	376
Investment income from Group undertakings	127	118	103	65	(413)	—
Interest expense	(5)	(99)	(44)	(83)	200	(31)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	122	31	60	378	(246)	345
Income taxes	—	(6)	15	(94)	(19)	(104)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	122	25	75	284	(265)	241
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	15	—	15
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(7)	(9)
EQUITY ACCOUNT FOR SUBSIDIARIES	125	(249)	(126)	—	250	—

NET INCOME (LOSS)	$247	$(224)	$(51)	$297	$(22)	$247

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at June 30, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$—	$—	$25	$180	$—	$205
Fiduciary funds—restricted	—	—	99	1,668	—	1,767
Short-term investments	—	—	—	37	—	37
Accounts receivable	455	2,733	3,549	12,814	(8,538)	11,013
Fixed assets	—	—	25	318	1	344
Goodwill	—	—	—	149	1,518	1,667
Other intangible assets	—	—	—	72	—	72
Investments in associates	—	—	—	321	(74)	247
Pension benefits asset	—	—	—	497	—	497
Other assets	—	114	12	382	(135)	373
Equity accounted subsidiaries	1,064	1,857	699	2,691	(6,311)	—

TOTAL ASSETS	$1,519	$4,704	$4,409	$19,129	$(13,539)	$16,222

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$36	$4,120	$2,832	$13,788	$(8,560)	$12,216
Deferred revenue and accrued expenses	2	—	2	324	3	331
Net deferred tax liabilities	—	—	(1)	(33)	56	22
Income taxes payable	—	113	—	54	(95)	72
Long-term debt	—	—	1,460	—	—	1,460
Liability for pension benefits	—	—	—	42	—	42
Other liabilities	39	—	54	448	43	584

Total liabilities	77	4,233	4,347	14,623	(8,553)	14,727

MINORITY INTEREST	—	—	—	4	49	53
STOCKHOLDERS' EQUITY	1,442	471	62	4,502	(5,035)	1,442

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,519	$4,704	$4,409	$19,129	$(13,539)	$16,222

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$90	$44	$(13)	$25	$(111)	$35

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	2	—	2
Additions to fixed assets	—	—	(3)	(61)	—	(64)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(11)	—	(11)
Investments in associates	—	—	—	(31)	—	(31)
Proceeds on disposal of short-term investments	—	—	—	3	—	3

Net cash used in investing activities	—	—	(3)	(98)	—	(101)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	210	—	—	210
Repurchase of shares	(75)	—	—	—	—	(75)
Proceeds from issue of shares	4	—	—	—	—	4
Amounts owed by and to Group undertakings	52	60	(242)	130	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	(72)	(104)	—	(7)	111	(72)

Net cash (used in) provided by financing activities	(91)	(44)	(32)	124	111	68

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	—	(48)	51	—	2
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3	—	3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	73	126	—	200

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$25	$180	$—	$205

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$122	$64	$107	$(28)	$(167)	$98

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	3	—	3
Additions to fixed assets	—	—	(6)	(70)	—	(76)
Acquisitions of subsidiaries, net of cash acquired	(33)	—	—	(39)	—	(72)
Proceeds on disposal of short-term investments	—	—	—	11	—	11

Net cash used in investing activities	(33)	—	(6)	(95)	—	(134)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	(200)	—	—	(200)
Senior notes issued, net of debt issuance costs	—	—	595	—	—	595
Repurchase of shares	(457)	—	—	—	—	(457)
Proceeds from issue of shares	9	—	—	2	—	11
Amounts owed by and to Group undertakings	429	(1)	(517)	89	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	7	—	7
Dividends paid	(71)	(128)	—	(39)	167	(71)

Net cash (used in) provided by financing activities	(90)	(129)	(122)	59	167	(115)

DECREASE IN CASH AND CASH EQUIVALENTS	(1)	(65)	(21)	(64)	—	(151)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5	—	5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2	65	46	175	—	288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$25	$116	$—	$142

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Income Statement

	Three months ended June 30, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$641	$—	$641
Investment income	—	—	—	96	(76)	20
Other income	—	—	—	—	—	—

Total revenues	—	—	—	737	(76)	661

EXPENSES
Salaries and benefits	—	—	—	(430)	2	(428)
Other operating expenses	(3)	—	1	(148)	9	(141)
Depreciation expense and amortization of intangible assets	—	—	—	(15)	(2)	(17)
Gain on disposal of London headquarters	—	—	—	2	—	2

Total expenses	(3)	—	1	(591)	9	(584)

OPERATING (LOSS) INCOME	(3)	—	1	146	(67)	77
Investment income from Group undertakings	9	—	46	39	(94)	—
Interest expense	(1)	(8)	(15)	(159)	162	(21)

INCOME (LOSS) BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	5	(8)	32	26	1	56
Income taxes	—	2	(10)	9	(13)	(12)

INCOME (LOSS) BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	5	(6)	22	35	(12)	44
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	(3)	—	(3)
MINORITY INTEREST, NET OF TAX	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	34	41	16	—	(91)	—

NET INCOME	$39	$35	$38	$32	$(105)	$39

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Income Statement

	Three months ended June 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$600	$—	$600
Investment income	—	—	—	49	(26)	23
Other income	—	—	—	3	—	3

Total revenues	—	—	—	652	(26)	626

EXPENSES
Salaries and benefits	—	—	—	(360)	—	(360)
Other operating expenses	—	—	(2)	(120)	8	(114)
Depreciation expense and amortization of intangible assets	—	—	—	(13)	(4)	(17)
Gain on disposal of London headquarters	—	—	—	3	—	3

Total expenses	—	—	(2)	(490)	4	(488)

OPERATING (LOSS) INCOME	—	—	(2)	162	(22)	138
Investment income from Group undertakings	—	1	41	50	(92)	—
Interest expense	(4)	(2)	(8)	(109)	104	(19)

(LOSS) INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(4)	(1)	31	103	(10)	119
Income taxes	—	—	(16)	(26)	6	(36)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	(4)	(1)	15	77	(4)	83
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	(4)	—	(4)
MINORITY INTEREST, NET OF TAX	—	—	—	—	(1)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	82	(123)	(133)	—	174	—

NET INCOME (LOSS)	$78	$(124)	$(118)	$73	$169	$78

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Income Statement

	Six months ended June 30, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,413	$—	$1,413
Investment income	—	—	—	177	(135)	42
Other income	—	—	—	1	—	1

Total revenues	—	—	—	1,591	(135)	1,456

EXPENSES
Salaries and benefits	—	—	—	(844)	5	(839)
Other operating expenses	(3)	—	—	(301)	14	(290)
Depreciation expense and amortization of intangible assets	—	—	—	(28)	(5)	(33)
Gain on disposal of London headquarters	—	—	—	8	—	8

Total expenses	(3)	—	—	(1,165)	14	(1,154)

OPERATING (LOSS) INCOME	(3)	—	—	426	(121)	302
Investment income from Group undertakings	92	27	79	125	(323)	—
Interest expense	(1)	(16)	(18)	(303)	301	(37)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	88	11	61	248	(143)	265
Income taxes	—	5	(48)	(1)	(28)	(72)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	88	16	13	247	(171)	193
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	23	—	23
MINORITY INTEREST, NET OF TAX	—	—	—	(3)	(8)	(11)
EQUITY ACCOUNT FOR SUBSIDIARIES	117	92	103	—	(312)	—

NET INCOME	$205	$108	$116	$267	$(491)	$205

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Income Statement

	Six months ended June 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,311	$—	$1,311
Investment income	—	—	—	94	(47)	47
Other income	—	—	—	7	—	7

Total revenues	—	—	—	1,412	(47)	1,365

EXPENSES
Salaries and benefits	—	—	—	(745)	8	(737)
Other operating expenses	—	—	(2)	(236)	13	(225)
Depreciation expense and amortization of intangible assets	—	—	—	(26)	(7)	(33)
Gain on disposal of London headquarters	—	—	—	6	—	6

Total expenses	—	—	(2)	(1,001)	14	(989)

OPERATING (LOSS) INCOME	—	—	(2)	411	(33)	376
Investment income from Group undertakings	127	1	80	205	(413)	—
Interest expense	(5)	(2)	(17)	(207)	200	(31)

INCOME (LOSS) BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	122	(1)	61	409	(246)	345
Income taxes	—	—	(17)	(68)	(19)	(104)

INCOME (LOSS) BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	122	(1)	44	341	(265)	241
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	15	—	15
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(7)	(9)
EQUITY ACCOUNT FOR SUBSIDIARIES	125	(223)	(257)	—	355	—

NET INCOME (LOSS)	$247	$(224)	$(213)	$354	$83	$247

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at June 30, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$—	$—	$—	$205	$—	$205
Fiduciary funds—restricted	—	—	—	1,767	—	1,767
Short-term investments	—	—	—	37	—	37
Accounts receivable	455	107	1,764	17,225	(8,538)	11,013
Fixed assets	—	—	—	343	1	344
Goodwill	—	—	—	149	1,518	1,667
Other intangible assets	—	—	—	72	—	72
Investments in associates	—	—	—	321	(74)	247
Pension benefits asset	—	—	—	497	—	497
Other assets	—	7	—	501	(135)	373
Equity accounted subsidiaries	1,064	1,244	532	5,500	(8,340)	—

TOTAL ASSETS	$1,519	$1,358	$2,296	$26,617	$(15,568)	$16,222

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$36	$887	$825	$19,028	$(8,560)	$12,216
Deferred revenue and accrued expenses	2	—	—	326	3	331
Deferred tax liabilities	—	—	—	(34)	56	22
Income taxes payable	—	—	84	83	(95)	72
Long-term debt	—	—	—	1,460	—	1,460
Liability for pension benefits	—	—	—	42	—	42
Other liabilities	39	—	—	502	43	584

Total liabilities	77	887	909	21,407	(8,553)	14,727

MINORITY INTEREST	—	—	—	4	49	53
STOCKHOLDERS' EQUITY	1,442	471	1,387	5,206	(7,064)	1,442

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,519	$1,358	$2,296	$26,617	$(15,568)	$16,222

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$90	$11	$60	$(15)	$(111)	$35

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	2	—	2
Additions to fixed assets	—	—	—	(64)	—	(64)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(11)	—	(11)
Investments in associates	—	—	—	(31)	—	(31)
Proceeds on disposal of short-term investments	—	—	—	3	—	3

Net cash used in investing activities	—	—	—	(101)	—	(101)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	210	—	210
Repurchase of shares	(75)	—	—	—	—	(75)
Proceeds from issue of shares	4	—	—	—	—	4
Amounts owed by and to Group undertakings	52	93	(60)	(85)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	(72)	(104)	—	(7)	111	(72)

Net cash (used in) provided by financing activities	(91)	(11)	(60)	119	111	68

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	—	—	3	—	2
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3	—	3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	—	199	—	200

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$205	$—	$205

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$122	$(1)	$91	$53	$(167)	$98

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	3	—	3
Additions to fixed assets	—	—	—	(76)	—	(76)
Acquisitions of subsidiaries, net of cash acquired	(33)	—	—	(39)	—	(72)
Proceeds on sale of short-term investments	—	—	—	11	—	11

Net cash used in investing activities	(33)	—	—	(101)	—	(134)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	—	(200)	—	(200)
Senior notes issued, net of debt issuance costs	—	—	—	595	—	595
Repurchase of shares	(457)	—	—	—	—	(457)
Proceeds from issue of shares	9	—	—	2	—	11
Amounts owed by and to Group undertakings	429	129	(91)	(467)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	7	—	7
Dividends paid	(71)	(128)	—	(39)	167	(71)

Net cash (used in) provided by financing activities	(90)	1	(91)	(102)	167	(115)

DECREASE IN CASH AND CASH EQUIVALENTS	(1)	—	—	(150)	—	(151)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5	—	5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2	—	—	286	—	288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$—	$141	$—	$142

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.   ANNOUNCEMENT OF ACQUISITION OF HILB ROGAL & HOBBS COMPANY ("HRH")

On June 8, 2008, the Company announced that it had entered into an agreement pursuant to which it will acquire HRH, the eighth largest insurance and risk management intermediary in the United States.

Under the terms of the definitive agreement, the Company will acquire all of the outstanding shares of common stock of HRH for $46.00 per share (subject to adjustment based on the value of the price per share of the Company's common stock during the ten-day trading period ending two trading days prior to the closing of the transaction), with approximately fifty percent of the total consideration being paid in cash and the other fifty percent being paid in stock of the Company. The total purchase price of approximately $2.1 billion includes the assumption of approximately $400 million of HRH existing debt. Over time, the Company plans to repurchase the majority of the shares issued in connection with the merger.

The transaction is expected to close in the fourth quarter of 2008, subject to customary closing conditions, including regulatory and HRH shareholder approval.

Additional Information About the Proposed Merger

The proposed merger between the Company and HRH will be submitted to the HRH shareholders for their consideration. The Company has filed with the Securities and Exchange Commission ("SEC") a Registration Statement on Form S-4 that includes a proxy statement of HRH that also constitutes a prospectus of the Company. HRH will mail the proxy statement/prospectus to its shareholders. Investors are urged to read the proxy statement/prospectus regarding the proposed transaction when it becomes available, because it will contain important information. Investors will be able to obtain a free copy of the proxy statement/prospectus, as well as other filings containing information about the Company and HRH without charge, at the SEC's website (www.sec.gov) once such documents are filed with the SEC. You may also obtain these documents, free of charge, from the Company's website (www.willis.com) under the tab "Investor Relations" and then under the heading "Financial Reporting" then under the item "SEC Filings". You may also obtain these documents, free of charge, from HRH's website (www.hrh.com) under the heading "Investor Relations" and then under the tab "SEC Filings".

The Company, HRH and their respective directors, executive officers and other employees may be deemed to be participants in the solicitation of proxies from HRH shareholders in connection with the proposed transaction. Information about the Company's directors and executive officers is available in the Company's proxy statement, dated March 17, 2008. Information about HRH's directors and executive officers is available in HRH's proxy statement, dated March 31, 2008. Additional information about the interests of potential participants will be included in the prospectus/proxy statement when it becomes available. This document shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus, meeting the requirements of Section 10 of the U.S. Securities Act of 1933, as amended.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

This discussion includes references to non-GAAP financial measures as defined in Regulation G of SEC rules. We present such non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company's operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. These financial measures should be viewed in addition to, not in lieu of, the Company's condensed consolidated financial statements for the six months ended June 30, 2008.

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

SUMMARY

Overview

The difficult market conditions in 2007 have continued into 2008 with further rate decreases across most sectors of the market in which we operate. We believe premium rate declines were between 10 to 40 percent in the United States and 5 to 15 percent elsewhere during second quarter 2008.

In the reinsurance market, we continue to see a combination of declining rates and high retentions at the primary underwriter level.

Despite these difficult trading conditions, we reported 3 percent organic commissions and fee growth for both the three and six months ended June 30, 2008, mainly reflecting growth in our International and Global Specialties operations.

Operating margin for second quarter 2008 was 12 percent, compared with 22 percent in second quarter 2007, and for first half 2008 operating margin was 21 percent, compared with 28 percent in first half 2007. The lower margins were primarily attributable to charges for our 2008 expense review, discussed below, partly mitigated by improved productivity.

Results for second quarter 2008

Net income in second quarter 2008 was $39 million, or $0.27 per diluted share, compared with $78 million, or $0.54 per diluted share, in 2007 as the benefits of increased revenues and a lower tax rate were more than offset by the impact of the $62 million charge for our 2008 expense review.

Total revenues at $661 million for second quarter 2008 were $35 million, or 6 percent, higher than in second quarter 2007 of which 4 percent was attributable to foreign currency translation. Organic revenue growth was 3 percent reflecting net new business growth of 5 percent and a 2 percent negative impact from declining rates and other market factors.

Operating margin at 12 percent in second quarter 2008 was 10 percentage points lower than in 2007 with the decrease mainly reflecting:

•
the $62 million charge for the 2008 expense review discussed below, equivalent to approximately 9 percentage points;

•
increased property costs relating to our new buildings; and

•
further investments in Shaping our Future initiatives;

partly offset by

•
increased productivity, with revenues per full time employee ("FTE") increasing to $189,000 on a trailing 12 month basis compared with $186,000 in full year 2007; and

•
good cost control, the realization of savings from last year's Shaping our Future initiatives, and lower pension costs.

Effective tax planning in second quarter 2008 enabled us to reduce our expected effective tax rate, excluding the tax effect of the disposal of our London headquarters, to 28 percent for the full year compared with 30 percent in 2007. The second quarter therefore benefited from both the new lower rate and a catch-up relating to the first quarter.

Results for the six months ended June 30, 2008

Net income for the first half 2008 was $205 million, or $1.43 per diluted share, compared with $247 million, or $1.65 per diluted share, in 2007. Total revenues at $1,456 million were $91 million, or 7 percent, higher than in 2007 of which 5 percent was attributable to foreign currency translation. Organic revenue growth was 3 percent which primarily reflected growth in our International and Global Specialties businesses.

Operating margin at 21 percent in first half 2008 was 7 percentage points lower than in 2007 which was mainly attributable to charges for our 2008 expense review, discussed below. Increased costs relating to new hires and property were offset by savings from last year's Shaping our Future initiatives, a lower pension cost and good expense control.

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

In second quarter 2008, we incurred a pre-tax charge of $62 million ($45 million net of tax, equivalent to $0.32 per diluted share) in connection with this expense review, bringing the total charge for first half 2008 to $95 million comprising:

•
$42 million to buy out remuneration packages that no longer align with the Group's overall remuneration strategy;

•
$24 million of severance costs relating to approximately 350 positions which have been, or are in the process of being, eliminated; and

•
$29 million of other operating expenses, including property and systems rationalization costs.

We anticipate that these charges, together with other actions arising from the expense review, will lead to cost savings in the range of $25 million to $35 million in 2008, rising to approximately $45 million to $55 million in 2009. These savings are in addition to the anticipated annualized net benefit from the 2006 Shaping our Future charges which are currently estimated to be approximately $30 million in 2008 and $45 million by 2009.

Acquisitions

On January 2, 2008 we purchased an additional 4 percent of the voting rights in Gras Savoye for $31 million, bringing our total voting rights to 42 percent.

On June 8, 2008, the Company announced that it had entered into an agreement pursuant to which it will acquire Hilb Rogal & Hobbs Company ("HRH"), the eighth largest insurance and risk management intermediary in the United States.

Under the terms of the definitive agreement, the Company will acquire all of the outstanding shares of common stock of HRH for $46.00 per share (subject to adjustment based on the value of the price per share of the Company's stock during the ten day period ending two trading days prior to the closing of the transaction), with approximately fifty percent of the total consideration being paid in cash and the other fifty percent being paid in stock of the Company. The total purchase price of approximately $2.1 billion includes the assumption of approximately $400 million of HRH existing debt. Over time, the Company plans to repurchase the majority of the shares issued in connection with the merger.

The transaction is expected to close in the fourth quarter of 2008, subject to customary closing conditions, including regulatory and HRH shareholder approval.

Financial targets

The following financial targets assume that the HRH acquisition closes on December 31, 2008; therefore the 2008 targets exclude any impact HRH may have on our results if the transaction closes earlier in 2008 or does not close in 2008.

2008 targets:    Excluding the charge for the 2008 expense review, we continue to expect an adjusted operating margin (operating margin excluding net gains and losses on disposals and other one-time items) of approximately 24 percent in 2008, as underlying business growth and cost savings are reinvested. In addition, we also expect to deliver adjusted diluted earnings per share (diluted earnings per share excluding net gains and losses on disposals and other one-time items) in the range of $2.85-$2.95 in 2008.

2009 and 2010 targets:    We issued revised financial guidance for 2009 and 2010 in conjunction with the HRH acquisition announcement and expect adjusted operating margins of 24 percent in 2009 and 27 percent in 2010. We also expect to deliver adjusted diluted earnings per share in the range of $3.15-$3.25 in 2009, and $4.05-$4.15 in 2010.

Share buybacks

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced our previous $1 billion buyback program and its remaining $308 million authorization.

In first quarter 2008, we repurchased 2.3 million shares at a cost of $75 million under the new authorization. There were no share buybacks in second quarter 2008.

Cash and financing

Cash at June 30, 2008 was $205 million, $5 million higher than at December 31, 2007.

Net cash from operating activities of $35 million and a $210 million drawdown on our revolving credit facility, together with other smaller cash flows totaling $13 million, were used to fund: share buybacks of $75 million; dividend payments of $72 million; fixed asset additions of $64 million of which $38 million related to our new London headquarters building; and acquisitions of $42 million.

Total long-term debt at June 30, 2008 was $1,460 million (December 31, 2007: $1,250 million) and total stockholders' equity was $1,442 million (December 31, 2007: $1,347 million) giving a capitalization ratio (total long-term debt to total long-term debt and stockholders' equity) of 50 percent at June 30, 2008 compared with 48 percent at December 31, 2007. The increase in this ratio principally reflects the $75 million of share buybacks and the $210 million drawdown under our revolving credit facility.

In connection with the proposed acquisition of HRH, we have arranged committed bank financing that will enable us to complete the transaction, as discussed below under "Liquidity and Capital Resources".

London headquarters

We completed the move from Ten Trinity Square into our new London headquarters on Lime Street in April 2008. We entered into an agreement to lease the Lime Street building in November 2004, and took control of the building in June 2007, under a 25 year lease. Annual rentals are $41 million per year and we have subleased or agreed to sublease approximately 25 percent of the site under leases with terms up to 15 years. The outstanding contractual obligation for lease rentals at June 30, 2008 was $931 million and the amounts receivable from committed subleases were $158 million.

In Mumbai, we are reaching capacity at our current site as we continue to move systems and back office processing there. Consequently, on July 25, 2008 we signed a 9 year lease for a second Mumbai site with annual lease rentals of $1 million.

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

In 2007, the market softened further and this has continued into 2008 with year on year premium rate decreases in North America of between 10 and 40 percent and between 5 and 15 percent elsewhere.

OPERATING RESULTS—GROUP

Revenues

	Three months ended June 30,			Change attributable to:
			% change	Foreign currency translation	Acquisitions and disposals	Organic revenue growth(ii)
	2008	2007(i)
	(millions)
Global	$191	$186	3%	3%	—%	—%
North America	193	194	(1)%	—%	—%	(1)%
International	257	220	17%	7%	—%	10%

Commissions and fees	641	600	7%	4%	—%	3%

Investment income	20	23	(13)%
Other income(i)	—	3	n/a %

Total revenues	$661	$626	6%

	Six months ended June 30,			Change attributable to:
			% change	Foreign currency translation	Acquisitions and disposals	Organic revenue growth(ii)
	2008	2007(i)
	(millions)
Global	$468	$447	5%	4%	—%	1%
North America	384	378	2%	—%	1%	1%
International	561	486	15%	8%	—%	7%

Commissions and fees	1,413	1,311	8%	5%	—%	3%

Investment income	42	47	(11)%
Other income(i)	1	7	(86)%

Total revenues	$1,456	$1,365	7%

(i)
Other income represents gains on disposals of intangible assets, including books of business. Prior to January 1, 2008 these gains were reported within total commissions and fees. As a result of this change, $3 million of income previously reported as North America commissions and fees in second quarter 2007 has been transferred to other income ($7 million for the six months ended June 30, 2007).

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

Second quarter 2008 revenues at $661 million were $35 million, or 6 percent, higher than in 2007 of which 4 percent was attributable to foreign currency translation. Revenues for the six months ended June 30, 2008 at $1,456 million were $91 million or 7 percent higher than 2007, of which 5 percent was attributable to foreign currency translation.

Our International and Global operations earn a significant portion of their revenues in currencies other than the US dollar. In both second quarter and first half 2008, reported revenues in International and Global benefited significantly from the year on year effect of foreign currency translation, in particular due to the weakening of the dollar against the Euro, compared with 2007.

Investment income was $20 million for second quarter 2008, $3 million lower than 2007, and $42 million for first half 2008, $5 million lower than 2007, with the decreases reflecting the lower average interest rates in 2008.

Organic revenue growth was 3 percent in both the three and six months ending June 30, 2008 compared with 2007 reflecting:

•
net new business growth of 5 percent in second quarter 2008 and 4 percent for first half 2008 primarily related to our International and Global Specialties businesses. Net new business growth benefited from a 1 percentage point improvement in client retention rates to 91 percent in both second quarter and first half 2008 compared with 90 percent for full year 2007;

partly offset by

•
a negative 2 percent impact from premium rates and other market factors in second quarter 2008 and a negative 1 percent for first half 2008, with the impact of significant rate decreases largely offset by the benefit of other market factors, including higher commission rates, client profitability analyses, higher insured values and changes in limits or exposures.

Organic revenue growth by segment is discussed further in 'Operating Results—Segment Information' below.

General and administrative expenses

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(millions, except percentages)
Salaries and benefits	$428	$360	$839	$737
Other	141	114	290	225

General and administrative expenses	$569	$474	$1,129	$962

Salaries and benefits as a percentage of revenues	65%	58%	58%	54%

Other as percentage of revenues	21%	18%	20%	16%

Second quarter 2008

General and administrative expenses at $569 million for second quarter 2008 were $95 million, or 20 percent, higher than in 2007. This increase was mainly attributable to:

•
the $62 million charge for the 2008 expense review discussed above, equivalent to 13 percentage points, of which $51 million related to salaries and benefits and $11 million to other expenses; and

•
a 2 percentage point adverse impact from foreign currency translation.

Salaries and benefits were 65 percent of second quarter 2008 revenues, compared with 58 percent in 2007, with the increase reflecting:

•
$42 million to buy out remuneration packages that no longer align with the Group's overall remuneration strategy, equivalent to approximately 6 percentage points;

•
$9 million of severance costs, equivalent to approximately 1 percentage point, relating to approximately 200 positions that have been, or are in the process of being, eliminated as part of the 2008 expense review;

•
an adverse impact from foreign currency translation, equivalent to approximately 1 percentage point; and

•
continued hiring in targeted development areas;

partly offset by

•
increased productivity: for the twelve months ended June 30, 2008 average revenues per full time employee were approximately $189,000 compared with $186,000 for full year 2007;

•
benefits of cost controls and previous Shaping our Future initiatives; and

•
a $3 million reduction in pension charges. This decrease was mainly attributable to an increase in the expected return on assets in the UK pension plan reflecting higher asset levels due to the significant additional contributions we made in 2007 and 2006.

Other expenses were 21 percent of revenues in second quarter 2008 compared with 18 percent in 2007, with the increase reflecting:

•
$11 million of costs relating to the 2008 expense review, equivalent to 2 percentage points;

•
a 1 percentage point adverse impact from foreign currency translation;

•
an additional $8 million in rental expense, mainly relating to our new London headquarters; and

•
a favorable legal settlement in second quarter 2007;

partly offset by

•
the benefits of our continued focus on cost control.

Six months ended June 30, 2008

General and administrative expenses at $1,129 million for first half 2008 were

$167 million, or 17 percent, higher than in 2007. This increase was mainly attributable to:

•
the $95 million charge for the 2008 expense review discussed above, equivalent to 10 percentage points, of which $66 million related to salaries and benefits and $29 million to other expenses; and

•
a 1 percentage point adverse impact from foreign currency translation.

Salaries and benefits were 58 percent of first half 2008 revenues, compared with 54 percent in 2007, with the increase reflecting:

•
$42 million to buy out remuneration packages that no longer align with the Group's overall remuneration strategy, equivalent to approximately 3 percentage points;

•
$24 million of severance costs, equivalent to approximately 2 percentage points, relating to approximately 350 positions that have been, or are in the process of being, eliminated as part of the 2008 expense review;

•
an adverse impact from foreign currency translation, equivalent to approximately 1 percentage point; and

•
continued hiring in targeted development areas;

partly offset by

•
increased productivity;

•
benefits of cost controls and previous Shaping our Future initiatives; and

•
a $7 million reduction in pension charges. This decrease was mainly attributable to an increase in the expected return on assets in the UK pension plan reflecting higher asset levels due to the significant additional contributions we made in 2007 and 2006.

Other expenses were 20 percent of revenues in second quarter 2008 compared with 16 percent in 2007, with the increase mainly reflecting:

•
$29 million of costs relating to the 2008 expense review, equivalent to 2 percentage points, including property and systems rationalization costs; and

•
an additional $19 million in rental expense, mainly relating to our new London headquarters;

partly offset by

•
the benefits of our continued focus on cost control.

Operating income and margin (operating income as a percentage of revenues)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(millions, except percentages)
Revenues	$661	$626	$1,456	$1,365
Operating income	77	138	302	376
Operating margin or operating income as a percentage of revenues	12%	22%	21%	28%

Second quarter 2008

Operating margin at 12 percent in second quarter 2008 was 10 percentage points lower than in 2007 with the decrease mainly reflecting:

•
the $62 million charge for the 2008 expense review, equivalent to approximately 9 percentage points;

•
increased property costs relating to our new London Offices buildings; and

•
further investments in Shaping our Future initiatives and new hires;

partly offset by

•
increased productivity, with revenues per full time employee increasing to $189,000 on a trailing 12 month basis compared with $186,000 in full year 2007; and

•
good cost control, the realization of savings from last year's Shaping our Future initiatives, and lower pension costs.

Operating segment margins are discussed in "Operating Results—Segment Information" below.

Six months ended June 30, 2008

Operating margin at 21 percent in first half 2008 was 7 percentage points lower than in 2007, with the decrease mainly attributable to the $95 million charge for the 2008 expense review. Increased costs relating to new hires and other initiatives, together with higher property costs were offset by savings from last year's Shaping our Future initiatives, a lower pension cost and good expense control.

Income taxes

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(millions, except percentages)
Income before taxes	$56	$119	$265	$345
Income taxes	12	36	72	104
Effective tax rate	21%	30%	27%	30%

The effective tax rate in second quarter 2008 was 21 percent compared with 30 percent in 2007. Second quarter 2008 benefited from a change in our expected tax rate, together with a change in the geographical mix of profits compared with 2007.

Effective tax planning in second quarter 2008 led us to reduce our expected effective tax rate,

excluding the tax effect of the disposal of our London headquarters, to 28 percent for the full year compared with 30 percent in 2007. The second quarter therefore benefited from both the new lower rate and a catch-up relating to the first quarter.

Net income and earnings per diluted share

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(millions, except per share data)
Net income	$39	$78	$205	$247
Earnings per diluted share	$0.27	$0.54	$1.43	$1.65
Average diluted number of shares outstanding	142	145	143	150

Second quarter 2008

Net income for second quarter 2008 was $39 million, or $0.27 per diluted share, compared with $78 million, or $0.54 per diluted share.

Earnings per diluted share in second quarter 2008 included a $0.06 benefit from the change in the expected full year tax rate, discussed above, and a $0.01 benefit from foreign currency translation.

Six months ended June 30, 2008

Net income for first half 2008 was $205 million, or $1.43 per diluted share, compared with $247 million, or $1.65 per diluted share in 2007.

Average diluted sharecount reduced from 150 million in first half 2007 to 143 million in first half 2008 primarily reflecting the impact of the 11.5 million shares repurchased under accelerated share repurchase programs in first half 2007. After taking into account incremental funding costs, there was a $0.05 benefit to diluted earnings per share from these share buybacks for first half 2008.

Foreign currency translation had a $0.09 positive year on year impact on diluted earnings per share in first half 2008.

OPERATING RESULTS—SEGMENT INFORMATION

We organize our business into three segments: Global, North America and International. Our Global business provides specialist brokerage and consulting services to clients worldwide for risks arising from specific industries and activities. North America and International comprise our retail operations and provide services to small, medium and major corporations.

The following table is a summary of our operating results by segment for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30, 2008			Three months ended June 30, 2007(i)
	Revenues	Operating Income	Operating Margin	Revenues	Operating Income	Operating Margin
	(millions)			(millions)
Global	$199	$58	29%	$197	$56	28%
North America	197	32	16%	202	44	22%
International	265	58	22%	227	43	19%

Total Retail	462	90	19%	429	87	20%
Corporate & Other(ii)	—	(71)	n/a	—	(5)	n/a

Total Consolidated	$661	$77	12%	$626	$138	22%

	Six months ended June 30, 2008			Six months ended June 30, 2007(i)
	Revenues	Operating Income	Operating Margin	Revenues	Operating Income	Operating Margin
	(millions)			(millions)
Global	$484	$191	39%	$469	$178	38%
North America	393	59	15%	395	71	18%
International	579	162	28%	501	130	26%

Total Retail	972	221	23%	896	201	22%
Corporate & Other(ii)	—	(110)	n/a	—	(3)	n/a

Total Consolidated	$1,456	$302	21%	$1,365	$376	28%

(i)
With effect from January 1, 2008, we changed the basis of segmental allocations for certain costs. In particular, all accounting adjustments for hedging transactions are now held at the Corporate level, together with certain legal costs. As a result of this change, an additional $3 million net operating profit for second quarter 2007, previously reported within Corporate, has been allocated to the operating segments ($12 million loss for the six months ended June 30, 2007).

(ii)
Corporate and Other includes the costs of the holding company; foreign exchange hedging activities; amortization of intangible assets; net gains and losses on disposal of operations and properties; certain legal costs; and, in second quarter 2008, the $62 million charge for the 2008 expense review ($95 million for the six months ended June 30, 2008).

Global

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(millions, except percentages)		(millions, except percentages)
Commissions and fees	$191	$186	$468	$447
Investment income	8	11	16	22

Total revenues	$199	$197	$484	$469

Operating income	$58	$56	$191	$178
Organic revenue growth(i)	0%	0%	1%	2%
Operating margin	29%	28%	39%	38%

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

Our Global operations comprise Global Specialties and Reinsurance.

Revenue

Commissions and fees were $5 million, or 3 percent higher, in second quarter 2008 compared with 2007 of which 3 percent was attributable to foreign currency translation. Organic revenue growth was flat in second quarter 2008 with the benefit of growth in Global Specialties offset by negative growth in Reinsurance.

Global Specialties revenue growth reflected the benefit of good growth in Marine, Energy and Inspace and was achieved despite significant rate reductions in the range of 5 to 15 percent.

Organic revenues in Reinsurance in second quarter 2008 were adversely impacted by a combination of declining rates and a reduction in amounts reinsured. On average premium rates have declined between 5 to 15 percent. We continue to make investments in Reinsurance to strengthen capital markets and analytics capabilities, which we believe will drive future growth opportunities.

Commissions and fees were 5 percent higher in first half 2008 compared with 2007 of which 4 percent was attributable to foreign currency translation. The organic revenue growth of 1 percent again reflected growth in Global Specialties offset by negative growth in Reinsurance.

Operating margin

Operating margin in our Global operations was 29 percent in second quarter 2008 compared with 28 percent in 2007 and 39 percent in first half 2008 compared with 38 percent in 2007. This improvement reflected the benefit of 2007 Shaping our Future initiatives and lower pension costs.

North America

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(millions, except percentages)		(millions, except percentages)
Commissions and fees	$193	$194	$384	$378
Investment income	4	5	8	10
Other income(i)	—	3	1	7

Total revenues	$197	$202	$393	$395

Operating income	$32	$44	$59	$71
Organic revenue growth(ii)	(1)%	5%	1%	5%
Operating margin	16%	22%	15%	18%

(i)
Other income represents gains on disposals of intangible assets, including books of business. Prior to January 1, 2008 these gains were reported within total commissions and fees but were excluded from organic revenue growth with effect from April 1, 2007. As a result of this change, $3 million of income previously reported as North America commissions and fees in second quarter 2007, has been transferred to other income ($7 million for the six months ended June 30, 2007).

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

Revenues

Commissions and fees in North America were $1 million, or 1 percent, lower in second quarter 2008 compared with 2007 reflecting negative organic revenue growth. However, for first half 2008 overall, organic revenue growth was a positive 1 percent.

The Northeast, New York and Central regions all continued to perform well and client retention levels improved to 92 percent in second quarter 2008, 4 percentage points higher than full year 2007.

Producer headcount at June 30, 2008 was broadly in line with December 31, 2007 but productivity improved with a 2 percent rise in revenues per FTE since December 31, 2007.

However, market conditions remain difficult with rate decreases of between 10 and 40 percent compared with 2007.

Operating margin

Operating margin at 16 percent in second quarter 2008 was 6 percentage points lower than in 2007 and for first half 2008 was 3 percentage points lower than in 2007. The lower margins in 2008 reflected:

•
the benefit of a favorable legal settlement in second quarter 2007; and

•
2008 investments in InsuranceNoodle and other initiatives;

partly offset by

•
the benefit of increased revenues per FTE, lower pension costs and other savings.

International

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(millions, except percentages)		(millions, except percentages)
Commissions and fees	$257	$220	$561	$486
Investment income	8	7	18	15

Total revenues	$265	$227	$579	$501

Operating income	$58	$43	$162	$130
Organic revenue growth(i)	10%	7%	7%	7%
Operating margin	22%	19%	28%	26%

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

Revenues

Commissions and fees in International were $37 million, or 17 percent, higher in second quarter 2008 compared with 2007. Of this increase, 7 percent was attributable to foreign currency translation as a significant part of International's revenues are earned in currencies that have strengthened against the dollar on a year on year basis, in particular the Euro. For first half 2008, commissions and fees were $75 million, or 15 percent, higher than in 2007 with 8 percent of this increase attributable to foreign currency translation.

Organic revenue growth of 10 percent for second quarter 2008 and 7 percent for first half 2008 was achieved despite declining rates in most countries, with decreases of between 10 and 15 percent in most areas, and higher decreases in some emerging market countries.

We have seen consistent growth in our International business over the last two years, with the last eleven quarters all showing growth of 5 percent or higher. Average client retention levels across International remained high at 91 percent.

We saw strong growth in Spain and Denmark, together with strong contribution from Latin America (especially Argentina, Chile and Peru), China, Indonesia, Singapore and Korea.

Operating margin

Operating margin in International was 3 percentage points higher in second quarter 2008 than in 2007, and 2 percentage points higher for first half 2008, with the improvement reflecting the strong organic revenue growth. In particular, there was strong profit growth in Latin America, together with the United Kingdom, Spain and Germany.

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of the Company's financial condition or operating performance were discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, and our Current Report on Form 8-K filed on July 11, 2008. There were no significant additions or changes to these assumptions for the six months ended June 30, 2008.

NEW ACCOUNTING STANDARDS

There were no new accounting standards issued during the second quarter 2008 that would have a significant impact on the Company's reporting.

LIQUIDITY AND CAPITAL RESOURCES

On June 8, 2008, we announced that we had entered into an agreement pursuant to which we will acquire Hilb Rogal & Hobbs Company ("HRH").

Under the terms of the definitive merger agreement, we will acquire all of the outstanding shares of common stock of HRH for $46.00 per share (subject to adjustment based on the value of the price per share of our stock during the ten day period ending two trading days prior to the closing of the transaction), with approximately fifty percent of the total consideration being paid in cash and the other fifty percent being paid in our stock. The total purchase price of approximately $2.1 billion includes the assumption of approximately $400 million of HRH existing debt.

We have committed bank financing in place that will enable us to complete the merger with HRH. The financing comprises a $700 million term loan facility, a $300 million revolving credit facility and a $1.25 billion 364-day interim term loan facility. The $700 million term loan facility may be increased by an additional $250 million if, prior to or on the closing date of the merger, we obtain sufficient commitments on the $700 million and $300 million facilities.

The Company also intends to issue senior notes in one or more series in an aggregate principal amount of up to $1.25 billion. The net proceeds of any note issues will be used either to finance in part the merger and related transactions, or if issued after the merger to repay outstanding amounts under the $1.25 billion interim term facility. The net proceeds of any note issues may also be used to repurchase the Company's common stock and for general corporate purposes.

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced our previous $1 billion buyback program and its remaining $308 million authorization. In first quarter 2008, we repurchased 2.3 million shares at a cost of $75 million under the new authorization. There were no share buybacks in second quarter 2008. Over time, the Company plans to repurchase the majority of the shares issued in connection with the HRH merger.

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

Own funds

As of June 30, 2008, we had cash and cash equivalents of $205 million, compared with $200 million at December 31, 2007, and $40 million of our $300 million revolving credit facility remained available to draw.

Operating activities

Net cash provided by operations was $35 million in first half 2008 compared with $98 million in first half 2007, with the decrease being attributable to the reduction in net income of $42 million together with the timing of cash collections and other working capital movements.

Investing activities

Total net cash used in investing activities was $101 million in first half 2008 compared with $134 million in the same period of 2007.

In first half 2008 we purchased a further 4 percent of voting rights in Gras Savoye & Cie, our French associate, for $31 million.

In first half 2007 we purchased an additional 17 percent of Coyle Hamilton Willis, our Irish subsidiary, for $33 million; and acquired InsuranceNoodle, a US internet distributor of small business property-casualty insurance for $29 million.

Financing activities

Cash provided by financing activities amounted to $68 million in first half 2008 comprising a $210 million drawdown on our revolving credit facility, share buybacks of $75 million and dividends of $72 million, together with other smaller movements totaling a net $5 million inflow.

Long-term debt

In first half 2008, we drew down $210 million on our revolving credit facility, primarily to fund share buybacks and fixed asset additions related to our new London headquarters building.

In March 2007, we issued $600 million of 10 year senior notes at 6.20 percent. We used the proceeds of the notes to fund share buybacks and to repay $200 million on our revolving credit facility.

Share buybacks

We repurchased 2.3 million shares for $75 million of cash during the first half 2008 compared with 11.5 million shares at a cost of $458 million in first half 2007.

Dividends

Cash dividends paid in first half 2008 were $72 million compared with $71 million in the same period 2007. In February 2008, the quarterly cash dividend declared was increased by 4 percent to $0.26 per share, an annual rate of $1.04 per share.

CONTRACTUAL OBLIGATIONS

Except for the following, there have been no material changes in our contractual obligations since December 31, 2007.

In first half 2008, we drew down an additional $210 million on our revolving credit facility which expires in October 2010, taking our outstanding balance under this facility to $260 million as at June 30, 2008.

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

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that the information required to be included in the Company's periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company introduced a new broking system as part of the "Shaping our Future" initiative. The roll-out of the system commenced in 2006 with one of the business units going live on December 4, 2006, processing policies with inception dates after April 1, 2007 and consequently impacting financial periods commencing after April 1, 2007. During the fourth quarter ended December 31, 2007, the new Broking system was rolled-out to another Business unit. The new system has resulted in a change to the controls over initiation, authorization, recording, processing and reporting of "revenue" in the two business units. The system is intended, among other things, to enhance the Company's internal controls over financial reporting.

With the exception of the above, there have been no other changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The information set forth in Note 6 of Notes to the Condensed Consolidated Financial Statements, provided in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A—Risk Factors

The following is added to the risk factors set forth under Part I, Item 1A "Risk Factors" in the Company's Form 10-K for the year ended December 31, 2007:

We may fail to realize all of the anticipated benefits of the merger with HRH.

The success of the merger will depend, in part, on our ability to achieve the anticipated cost synergies and other strategic benefits from combining the businesses of the Company and HRH. We expect the Company to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies as well as greater efficiencies from increased scale. However, to realize these anticipated benefits, we must successfully combine the businesses of the Company and HRH. If we are not able to achieve these objectives, the anticipated cost synergies and other strategic benefits of the merger may not be realized fully or at all or may take longer to realize than expected. We may fail to realize some or all of the anticipated benefits of the transaction in the amounts and times projected for a number of reasons, including that the integration may take longer than anticipated, be more costly than anticipated or have unanticipated adverse results relating to the Company's or HRH's existing businesses.

The integration of the businesses and operations of the Company and HRH involves risks, and the failure to integrate successfully the businesses and operations in the expected time frame may adversely affect the Company's future results.

Historically, the Company and HRH have operated as independent companies, and they will continue to do so until the completion of the merger. The management of the Company may face significant challenges in consolidating the functions of the Company and HRH and their subsidiaries, integrating their technologies, organizations, procedures, policies and operations, addressing differences in the business cultures of the two companies, retaining key personnel and maintaining relationships with certain third parties. In connection with the merger, the Company expects to integrate certain operations of the Company and HRH, and the integration of the two companies will be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the merger may disrupt each company's ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with clients and customers of the Company and HRH and with other market participants, employees, regulators and others with whom we have business or other dealings. If the Company fails to manage the integration of these businesses effectively, its growth strategy and future profitability could be negatively affected, and it may fail to achieve the intended benefits of the merger.

The Company's incurrence of additional debt to pay a portion of the merger consideration will significantly increase the Company's interest expense, financial leverage and debt service requirements.

In connection with the merger, the Company expects to incur incremental borrowings of up to $2.25 billion (initially consisting of a $700 million term loan facility, a $300 million revolving credit facility and a $1.25 billion 364-day interim term loan facility). Incurrence of this new debt will significantly increase the combined company's leverage. Although management believes that the combined company's cash flows will be more than adequate to service this debt, there may be circumstances in which required payments of principal and/or interest on this new debt could adversely affect the combined company's cash flows and this level of indebtedness may:

•
require the Company to dedicate a significant portion of its cash flow from operations to payments on its debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments in new technologies, to pay dividends and for general corporate purposes;

•
increase the Company's vulnerability to general adverse economic conditions, including increases in interest rates if the borrowings bear interest at variable rates;

•
limit the Company's flexibility in planning for, or reacting to, changes or challenges relating to its business and industry; and

•
put the Company at a competitive disadvantage against competitors who have less indebtedness or are in a more favorable position to access additional capital resources.

The terms of the proposed financing also include certain limitations on the amount and type of investments that may be made and the amount of dividends that may be declared. In addition, any borrowings may be made at variable interest rates, making the Company vulnerable to increases in interest rates generally.

In addition, to the extent that the credit ratings of the Company are below pre-merger levels, borrowing costs may increase (including with respect to the Company's credit facilities and outstanding notes), and to the extent that the combined company's credit ratings were to fall below investment grade, the terms of the financing obligations could include restrictions, such as affirmative and negative covenants (including restricting the Company's ability to pay dividends, incur additional debt or sell assets), conditions to borrowing, subsidiary guarantees and stock pledges. A failure to comply with these restrictions could result in a default under the financing obligations or could require the Company to obtain waivers from its lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause the Company's obligations with respect to its debt to be accelerated and have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2008, the Company issued a total of 158,772 shares of common stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of such Act relating to sales by an issuer not involving a public offering, none of which involved the sale of more than 1% of the outstanding common stock of the Company.

The following sales of shares related to part consideration for the acquisition of interest in the following companies:

Date of Sale	Number of Shares	Acquisition
June 30, 2008	146,502	Willis A/S Denmark

On April 28, 2008, the Company additionally issued 12,270 shares to The Donald MacDonald Partnership LLP as part consideration for intangible assets acquired.

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

The shareholders also approved an amendment to Clause 5 of the Company's Memorandum of Association with the substitution of the monetary value "$1.00" for "$12,000". Of the shares voted, 128,066,159 were in favor, 51,324 voted against and 481,866 were withheld.

The shareholders also approved an amendment to Bye-law 1(1) by the insertion of the following definition of "Treasury Shares"; "Treasury Shares" shall mean any Shares repurchased by the Company as treasury shares. Of the shares voted, 125,395,599 were in favor, 2,730,992 voted against and 472,758 were withheld.

The shareholders also approved the deletion of Bye-law 4(2) and its replacement with the following: "The Board may, at its discretion and without the sanction of a Resolution, authorize the purchase of its own Shares of any class at any price (whether at par or above or below) and so that any Shares of any class may be selected in any manner whatsoever, upon such terms as the Board may in its discretion determine, and that any Shares so purchased may be canceled or held as treasury shares as the Board may in its discretion determine; provided always that such purchase is effected in accordance with the provisions of the Companies Acts". Of the shares voted, 125,395,599 were in favor, 2,730,992 voted against and 472,758 were withheld.

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

Item 5—Other Information

None.

Item 6—Exhibits

2.1	Agreement and Plan of Merger, dated as of June 7, 2008, by and among Willis Group Holdings Limited, Hermes Acquisition Corp. and Hilb Rogal & Hobbs Company (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited's Form 8-K filed on June 12, 2008)
10.1
Fourth Amendment dated May 28, 2008 to the Assurance of Discontinuance dated April 8, 2005, as amended, with the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited's Form 8-K filed on June 3, 2008)
10.2
Form of Willis Partners Plan Option Agreement (May 6, 2008) under the Willis Group Holdings Limited 2008 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.2 to Willis Group Holdings Limited's Form 8-K filed on June 26, 2008)
10.3
Agreement of Restrictive Covenants and Other Obligations dated as of May 6, 2008 between the Company and Peter Hearn (incorporated by reference to Exhibit 10.2 to Willis Group Holdings Limited's Form 8-K filed on June 26, 2008)
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

Dated: August 6, 2008

QuickLinks

WILLIS GROUP HOLDINGS LIMITED QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  Item 1—Financial Statements
WILLIS GROUP HOLDINGS LIMITED UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
WILLIS GROUP HOLDINGS LIMITED UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
WILLIS GROUP HOLDINGS LIMITED UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
WILLIS GROUP HOLDINGS LIMITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures about Market Risk
  Item 4—Controls and Procedures
PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 1A—Risk Factors
  Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3—Defaults Upon Senior Securities
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 5—Other Information
  Item 6—Exhibits
SIGNATURES