Form 10-Q
period 2008-09-30
WILLIS GROUP HOLDINGS LTD
filed 2008-11-10
CIK 1140536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

As of October 31, 2008, there were outstanding 166,328,179 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

We have included in this document "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the potential benefits of the business combination transaction involving Willis Group Holdings Limited and Hilb Rogal & Hobbs Company ("HRH"), our outlook and guidance regarding future adjusted operating margin and adjusted earnings per diluted share, future capital expenditures, our ability to make future repurchases of our common stock, expected growth in commissions and fees, business strategies, competitive strengths, goals, the anticipated benefits of new initiatives, growth of our business and operations, plans and references to future successes are forward-looking statements. Also, when we use the words such as "anticipate", "believe", "estimate", "expect", "intend", "plan", "probably", or similar expressions, we are making forward-looking statements.

There are important uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•
our ability to achieve the expected cost savings, synergies and other strategic benefits as a result of the acquisition of HRH or the amount of time it may take to achieve such cost savings, synergies and benefits expected due to the integration of HRH with our operations;

•
our ability to implement and realize anticipated benefits of the Shaping our Future initiative and other new initiatives;

•
our ability to retain existing clients and attract new business, and our ability to retain key employees;

•
changes in commercial property and casualty markets, or changes in premiums and availability of insurance products due to a catastrophic event such as a hurricane;

•
volatility or declines in other insurance markets and the premiums on which our commissions are based;

•
impact of competition;

•
the timing or ability to carry out share repurchases or take other steps to manage our capital;

•
the extent and timing of, and prices paid in connection with any share repurchases under existing or future programs;

•
fluctuations in exchange and interest rates that could affect expenses and revenue;

•
our ability to continue to generate funds and/or manage our indebtedness to allow us to continue to invest in our business;

•
volatility in global credit markets and our ability to raise debt in the future;

•
rating agency actions that could inhibit ability to borrow funds or the pricing thereof;

•
domestic and foreign legislative and regulatory changes affecting both our ability to operate and client demand;

•
potential costs and difficulties in complying with a wide variety of foreign laws and regulations, given the global scope of our operations;

•
changes in the tax or accounting treatment of our operations;

•
our exposure to potential liabilities arising from errors and omissions claims against us;

•
the results of regulatory investigations, legal proceedings and other contingencies; and

•
the timing of any exercise of put and call arrangements with associated companies.

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. See also the section entitled "Risk Factors" of Willis's Registration Statement (as amended) on Form S-4 filed August 21, 2008, and Item 1A of Willis's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and Item 1A of HRH's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and similar sections of each company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2008.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included in this document, our inclusion of this information is not a representation or guarantee by us that our objectives and plans will be achieved and we caution you about relying on any forward-looking statements.

Our forward-looking statements speak only as of the date made and we will not update these forward-looking statements unless the securities laws require us to do so. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document may not occur, and we caution you against unduly relying on these forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

WILLIS GROUP HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(millions, except per share data)
REVENUES
Commissions and fees	$556	$542	$1,969	$1,853
Investment income	22	25	64	72
Other income (Note 2)	1	7	2	14

Total revenues	579	574	2,035	1,939

EXPENSES
Salaries and benefits	(359)	(352)	(1,198)	(1,089)
Other operating expenses	(131)	(116)	(421)	(341)
Depreciation expense and amortization of intangible assets	(20)	(16)	(53)	(49)
Gain on disposal of London headquarters	—	3	8	9
Net loss on disposal of operations	(3)	—	(3)	—

Total expenses	(513)	(481)	(1,667)	(1,470)

OPERATING INCOME	66	93	368	469
Interest expense	(32)	(17)	(69)	(48)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	34	76	299	421
Income taxes	(2)	(12)	(74)	(116)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	32	64	225	305
Interest in earnings of associates, net of tax	6	5	29	20
Minority interest, net of tax	(2)	(2)	(13)	(11)

NET INCOME	$36	$67	$241	$314

EARNINGS PER SHARE (Note 4)
—Basic	$0.25	$0.47	$1.70	$2.15
—Diluted	$0.25	$0.46	$1.70	$2.12
AVERAGE NUMBER OF SHARES OUTSTANDING (Note 4)
—Basic	142	143	142	146
—Diluted	142	145	142	148

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.26	$0.25	$0.78	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(millions, except share data)
ASSETS
Cash and cash equivalents	$156	$200
Fiduciary funds—restricted	1,699	1,520
Short-term investments	35	40
Accounts receivable, net of allowance for doubtful accounts of $23 million in 2008 and $32 million in 2007	9,937	8,241
Fixed assets, net of accumulated depreciation of $254 million in 2008 and $211 million in 2007	313	315
Goodwill	1,663	1,648
Other intangible assets, net of accumulated amortization of $54 million in 2008 and $46 million in 2007	66	78
Investments in associates	237	193
Pension benefits asset	487	404
Other assets	368	309

TOTAL ASSETS	$14,961	$12,948

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$11,157	$9,265
Deferred revenue and accrued expenses	293	388
Net deferred tax liabilities	39	5
Income taxes payable	30	43
Long-term debt (Note 7)	1,370	1,250
Liability for pension benefits	46	43
Other liabilities	576	559

Total liabilities	13,511	11,553

COMMITMENTS AND CONTINGENCIES (Note 6)
MINORITY INTEREST	46	48
STOCKHOLDERS' EQUITY
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 141,828,334 shares in 2008 and 143,093,509 shares in 2007	—	—
Additional paid-in capital	36	41
Retained earnings	1,575	1,463
Accumulated other comprehensive loss, net of tax	(203)	(153)
Treasury stock, at cost, 66,902 shares in 2008 and 71,858 shares in 2007	(4)	(4)

Total stockholders' equity	1,404	1,347

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,961	$12,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2008	2007
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$241	$314
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (gain) on disposal of operations, fixed and intangible assets and short-term investments	1	(14)
Gain on disposal of London headquarters	(8)	(9)
Depreciation expense and amortization of intangible assets	53	49
Provision for doubtful accounts	(6)	—
Minority interest	4	—
Provision for deferred income taxes	32	22
Excess tax benefits from share-based payment arrangements	(5)	(8)
Share-based compensation	29	26
Undistributed earnings of associates	(20)	(14)
Other	(10)	(25)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	(230)	141
Accounts receivable	(1,890)	316
Accounts payable	2,148	(448)
Additional funding of UK and US pension plans	(81)	(96)
Other assets	(102)	(24)
Other liabilities	(43)	3

Net cash provided by operating activities	113	233

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	3	21
Net cash proceeds from sale of operations	8	—
Additions to fixed assets	(66)	(135)
Acquisitions of subsidiaries, net of cash acquired	(15)	(76)
Investments in associates	(31)	(1)
Proceeds on sale of short-term investments	3	12

Net cash used in investing activities	(98)	(179)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	120	—
Repayments of debt	—	(200)
Senior notes issued, net of debt issuance costs	—	594
Repurchase of shares	(75)	(457)
Proceeds from issue of shares	8	20
Excess tax benefits from share-based payment arrangements	5	8
Dividends paid	(109)	(107)

Net cash used in financing activities	(51)	(142)

DECREASE IN CASH AND CASH EQUIVALENTS	(36)	(88)
Effect of exchange rate changes on cash and cash equivalents	(8)	10
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	200	288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$156	$210

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

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine month period ended September 30, 2008 may not necessarily be indicative of the operating results for the entire fiscal year.

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

Fair value measurement—adoption of FAS 157

The Company adopted Financial Accounting Standards No. 157 Fair Value Measurement ("FAS 157") on January 1, 2008. FAS 157:

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

•
Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the valuation of the Company's assets and liabilities by the FAS 157 fair value hierarchy at September 30, 2008:

	September 30, 2008
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Fiduciary funds—restricted	$1,699	$—	$—	$1,699
Short-term investments	35	—	—	35
Derivative financial instruments	—	18	—	18

Total assets	$1,734	$18	$—	$1,752

Liabilities at fair value:
Derivative financial instruments	$—	$26	$—	$26

Total liabilities	$—	$26	$—	$26

The Company's fiduciary funds—restricted and short-term investments consist mainly of cash and time deposits. Fair values are based on quoted market values.

The fair value of the Company's derivative financial instruments is computed based on a market approach using information generated by market transactions involving comparable instruments.

Derivative financial instruments are included within 'other assets' and 'other liabilities' on the balance sheet.

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued Financial Accounting Standard No. 141 (revised 2007) Business Combinations ("FAS 141R"). FAS 141R makes substantial changes to how entities account for business combinations, establishing principles and requirements for how the acquirer:

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Upon the initial adoption of this statement, the Company will change the classification and presentation of Noncontrolling Interest in the financial statements, which is currently referred to as Minority Interest. The Company is still evaluating the impact SFAS No. 160 will have on its financial position or results of operations.

3.     SEVERANCE COSTS

As part of the Company's 2008 expense review, the Company incurred $24 million of severance costs in the nine months ended September 30, 2008 relating to approximately 350 positions that have been, or are in the process of being eliminated, of which $nil was incurred in the three months ended September 30, 2008. Severance costs for these employees were recognized pursuant to the terms of their existing benefit arrangements or employment agreements.

Severance costs also arise in the normal course of business and these charges amounted to $2 million in the nine months ended September 30, 2008 (2007: $2 million), of which $1 million was incurred in the three months ended September 30, 2008 (2007: $1 million).

4.     EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net income by the average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company. At September 30, 2008, time-based and performance-based options to purchase

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.     EARNINGS PER SHARE (Continued)

13.6 million and 5.6 million (2007: 14.3 million and 0.3 million) shares, respectively, and 1.4 million (2007: 1.6 million) restricted shares, were outstanding.

Basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(millions, except per share data)
Net income	$36	$67	$241	$314

Basic average number of shares outstanding	142	143	142	146
Dilutive effect of potentially issuable shares	—	2	—	2

Diluted average number of shares outstanding	142	145	142	148

Basic earnings per share	$0.25	$0.47	$1.70	$2.15
Dilutive effect of potentially issuable shares	—	(0.01)	—	(0.03)

Diluted earnings per share	$0.25	$0.46	$1.70	$2.12

Options to purchase 17.7 million shares were not included in the computation of the dilutive effect of stock options for the three and nine month periods ended September 30, 2008 because the effect was antidilutive (three and nine month periods ended September 30, 2007: 1.8 million).

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5.     PENSION PLANS

The components of the net periodic benefit cost of the UK and US defined benefit plans are as follows:

	Three months ended September 30,				Nine months ended September 30,
	UK Pension Benefits		US Pension Benefits		UK Pension Benefits		US Pension Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$9	$12	$5	$5	$28	$35	$17	$16
Interest cost	29	29	10	8	90	84	29	26
Expected return on plan assets	(49)	(46)	(11)	(11)	(145)	(135)	(35)	(33)
Amortization of unrecognized prior service gain	(1)	(1)	—	—	(2)	(2)	(1)	(1)
Amortization of unrecognized actuarial loss	—	1	—	—	—	3	—	—

Net periodic benefit (income) cost	$(12)	$(5)	$4	$2	$(29)	$(15)	$10	$8

As of September 30, 2008, the Company had made contributions of $111 million and $8 million to the UK and US defined benefit pension plans (2007: $112 million and $23 million), respectively. The Company expects to contribute approximately $150 million to the UK defined benefit pension plan and $8 million to the US plan for the full year 2008.

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

Since August 2004, various plaintiffs have filed purported class actions in the United States District Court for the Southern District of New York, the Northern District of Illinois, the Northern District of California, the New Jersey District Court, and the Circuit Court for the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division, under a variety of legal theories, including state tort, contract, fiduciary duty and statutory theories, and federal antitrust and RICO theories. Other than a federal suit in Illinois that was voluntarily dismissed by the plaintiff in May 2005, all of these federal

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.     COMMITMENTS AND CONTINGENCIES (Continued)

actions have been consolidated into two actions in federal court in New Jersey. One of the consolidated actions addresses employee benefits, while the other consolidated action addresses all other lines of insurance. In July 2007, class action suits, similar to the suits consolidated in New Jersey, were filed in the United States District Courts in the Southern District of Florida and the Southern District of New York. In addition to the federal actions, the Company was also named as a defendant in a purported class action in the Eighteenth Judicial Circuit in and for Seminole County, Florida Civil Division. The federal actions and the Florida state action name various insurance carriers and insurance brokerage firms, including the Company, as defendants. The complaints seek monetary damages and equitable relief and make allegations regarding the practices and conduct that have been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers have breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and entered into other improper activities. The complaints also allege the existence of a conspiracy among the insurance carriers and brokers and the federal court complaints allege violations of the federal RICO statute. In separate decisions issued in August and September 2007, the Judge in the two consolidated federal actions dismissed the antitrust and RICO claims with prejudice and dismissed certain of the state claims without prejudice. Plaintiffs have filed a notice of appeal regarding these dismissal rulings and oral arguments on this appeal will be heard on April 20, 2009. In January 2008, the Judge dismissed the ERISA claims with prejudice in the employee benefits suit. Additional actions could be brought in the future by individual policyholders. The Company disputes the allegations in all of these suits and intends to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

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

Two former clients of Willis Limited, American Reliable Insurance Company and one of its associated companies ("ARIC") and CNA Insurance Company Limited and two of its associated companies ("CNA") have each terminated their respective tolling agreements with Willis Limited and commenced litigation in the English Commercial Court against Willis Limited. ARIC has alleged conspiracy between a former Willis Limited employee and the ARIC underwriter as well as negligence and CNA has alleged deceit and negligence by the same Willis Limited employee both in connection with placements of personal accident reinsurance in the excess of loss market in London and elsewhere. The Company disputes these allegations and is vigorously defending itself in these actions. ARIC's asserted claim is approximately $257 million (plus unspecified interest and costs) and CNA's asserted claim is approximately $251 million (plus various unspecified claims for exemplary damages, interest and costs). Pleadings have been exchanged in both actions and the Court has fixed a preliminary date for a ten week trial commencing October 7, 2009. The Company cannot predict at this time what, if any, damages might result from this action but believes that any amounts likely to be required to resolve the claims will be covered by errors and omissions insurance. Various arbitrations continue to be active and from time to time the principals request co-operation from the Company and suggest that claims may be asserted against the Company. Such claims may be made against the Company if reinsurers do not pay claims on policies issued by them. The Company cannot predict at this time whether any such claims will be made or the damages that may be alleged.

Gender Discrimination Class Action

In 2008, the Company settled an action in the United States District Court in the Southern District of New York commenced against the Company in 2001 on behalf of an alleged nationwide class of present and former female officer and officer equivalent employees alleging that the Company discriminated against them on the basis of their gender and seeking injunctive relief, money damages, attorneys' fees and costs. Although the Court had denied plaintiffs' motions to certify a nationwide class or to grant nationwide discovery, it did certify a class of approximately 200 female officers and officer equivalent employees based in the Company's offices in New York, New Jersey and Massachusetts. The parties' settlement agreement provides for certain injunctive relief that the Company agreed to provide as well as a monetary settlement, including the amount of attorney fees plaintiffs' counsel are entitled to receive, which was not material to the Company. A former female employee, whose motion to intervene in the class action was denied, has filed a purported class action with almost identical allegations as those contained in the federal class action suit that was settled in 2008, except seeking a class period of 1998 to the time of trial (the class period in the settled suit was 1998 to the end of 2001). The Company's motion to dismiss this suit was denied and the Court did not grant the Company permission to immediately file an appeal from the denial of its motion to dismiss. The suit was recently

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.     COMMITMENTS AND CONTINGENCIES (Continued)

amended to include two additional plaintiffs. The parties are in the discovery phase of the litigation. The Company cannot predict at this time what, if any, damages might result from this action.

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

7.     LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2008	December 31, 2007
	(millions)
5.125% Senior notes due 2010	$250	$250
5.625% Senior notes due 2015	350	350
6.200% Senior notes due 2017	600	600
Revolving credit facility	170	50

	$1,370	$1,250

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8.     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Nine months ended September 30,
	2008	2007
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$30	$40
Cash payments for interest	75	57

Supplemental disclosures of non-cash flow investing and financing activities:
Liabilities accrued for additions to fixed assets	$12	$12
Issue of stock on acquisitions of subsidiaries	9	15
Deferred payments on acquisitions of subsidiaries	—	1

Acquisitions:
Fair value of assets acquired	$10	$11
Less: Liabilities assumed	—	(2)
Cash acquired	—	—

Net assets acquired, net of cash acquired	$10	$9

9.     COMPREHENSIVE INCOME

a)
The components of comprehensive (loss) income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(millions)
Net income	$36	$67	$241	$314
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (net of tax of $nil, $nil, $nil and $nil)	(59)	15	(43)	29
FAS 158 pension adjustment (net of tax of $nil, $nil, $1 million and $nil)	(1)	—	(2)	—
Net gain (loss) on derivative instruments (net of tax of $(2) million, $(3) million, $2 million and $1 million)	5	7	(5)	(3)

Other comprehensive (loss) income (net of tax of $(2) million, $(3) million, $3 million and $1 million)	(55)	22	(50)	26

Comprehensive (loss) income	$(19)	$89	$191	$340

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9.     COMPREHENSIVE INCOME (Continued)

b)
The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 30, 2008	December 31, 2007
	(millions)
Net foreign currency translation adjustment	$(27)	$16
Net unrealized holding loss on investments	(1)	(1)
FAS 158 pension adjustment	(168)	(166)
Net unrealized loss on derivative instruments	(7)	(2)

Accumulated other comprehensive loss, net of tax	$(203)	$(153)

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10.   SEGMENT INFORMATION (Continued)

Selected information regarding the Company's operating segments is as follows:

	Three months ended September 30, 2008
	Commissions and Fees	Investment Income	Other Income(1)	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Global	$159	$8	$—	$167	$(3)	$21	$—
North America	175	3	1	179	(4)	17	—
International	222	11	—	233	(7)	37	6

Total Retail	397	14	1	412	(11)	54	6

Total Operating Segments	556	22	1	579	(14)	75	6
Corporate and Other(2)	—	—	—	—	(6)	(9)	—

Total Consolidated	$556	$22	$1	$579	$(20)	$66	$6

(1)
Prior to January 1, 2008, the Company reported "Other Income" within "Commissions and Fees" as described in Note 2. Comparatives have been adjusted accordingly.

(2)
Corporate and Other includes the costs of the holding company; foreign exchange hedging activities; amortization of intangible assets; net gains and losses on disposal of operations; certain legal costs; and integration costs associated with the acquisition of HRH.

	Three months ended September 30, 2007
	Commissions and Fees	Investment Income	Other Income(1)	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Global	$161	$12	$—	$173	$(4)	$37	$—
North America	180	5	5	190	(3)	32	—
International	201	8	2	211	(6)	27	5

Total Retail	381	13	7	401	(9)	59	5

Total Operating Segments	542	25	7	574	(13)	96	5
Corporate and Other(2)	—	—	—	—	(3)	(3)	—

Total Consolidated	$542	$25	$7	$574	$(16)	$93	$5

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10.   SEGMENT INFORMATION (Continued)

	Nine months ended September 30, 2008
	Commissions and Fees	Investment Income	Other Income(1)	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Global	$627	$24	$—	$651	$(10)	$212	$—
North America	559	11	2	572	(11)	76	—
International	783	29	—	812	(20)	199	29

Total Retail	1,342	40	2	1,384	(31)	275	29

Total Operating Segments	1,969	64	2	2,035	(41)	487	29
Corporate and Other(2)	—	—	—	—	(12)	(119)	—

Total Consolidated	$1,969	$64	$2	$2,035	$(53)	$368	$29

(1)
Prior to January 1, 2008, the Company reported "Other Income" within "Commissions and Fees" as described in Note 2. Comparatives have been adjusted accordingly.

(2)
Corporate and Other includes the costs of the holding company; foreign exchange hedging activities; amortization of intangible assets; net gains and losses on disposal of operations; certain legal costs; the $95 million charge for the 2008 expense review; and integration costs associated with the acquisition of HRH.

	Nine months ended September 30, 2007
	Commissions and Fees	Investment Income	Other Income(1)	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Global	$608	$34	$—	$642	$(12)	$215	$—
North America	558	15	12	585	(9)	103	—
International	687	23	2	712	(18)	157	20

Total Retail	1,245	38	14	1,297	(27)	260	20

Total Operating Segments	1,853	72	14	1,939	(39)	475	20
Corporate and Other(2)	—	—	—	—	(10)	(6)	—

Total Consolidated	$1,853	$72	$14	$1,939	$(49)	$469	$20

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10.   SEGMENT INFORMATION (Continued)

The Company does not routinely evaluate the total asset position by segment, and the following allocations have been made based on reasonable estimates and assumptions:

	September 30, 2008	December 31, 2007
	(millions)
Total assets:
Global	$11,110	$9,620
North America	1,915	1,677
International	1,608	1,852

Total Retail	3,523	3,529

Total Operating Segments	14,633	13,149
Corporate and Other	328	(201)

Total Consolidated	$14,961	$12,948

The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income before income taxes, interest in earnings of associates and minority interest:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(millions)
Total consolidated operating income	$66	$93	$368	$469
Interest expense	(32)	(17)	(69)	(48)

Income before income taxes, interest in earnings of associates and minority interest	$34	$76	$299	$421

11.   SHARE BUYBACKS

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced the previous $1 billion buyback program and its remaining $308 million authorization. The program is an open-ended plan to repurchase the Company's shares from time to time in the open market or through negotiated sales with persons who are not affiliates of the Company. During the nine months ended September 30, 2008, the Company repurchased 2.3 million shares, for $75 million, at an average price of $33.12. Repurchased shares were subsequently canceled.

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES

On July 1, 2005, Willis North America Inc. ("Willis North America") issued debt securities totaling $600 million under its April 2003 registration statement. On March 28, 2007, Willis North America issued further debt securities totaling $600 million under its June 2006 registration statement. The debt securities at September 30, 2008 were jointly and severally, irrevocably and fully and unconditionally

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES (Continued)

guaranteed by Willis Group Holdings, Willis Group Limited, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Income Statement

	Three months ended September 30, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$556	$—	$556
Investment income	—	—	4	84	(66)	22
Other income	—	—	—	1	—	1

Total revenues	—	—	4	641	(66)	579

EXPENSES
Salaries and benefits	—	—	—	(361)	2	(359)
Other operating expenses	(6)	(60)	(2)	(64)	1	(131)
Depreciation expense and amortization of intangible assets	—	—	(2)	(15)	(3)	(20)
Net loss on disposal of operations	—	—	—	(3)	—	(3)

Total expenses	(6)	(60)	(4)	(443)	—	(513)

OPERATING (LOSS) INCOME	(6)	(60)	—	198	(66)	66
Investment income from Group undertakings	37	77	7	34	(155)	—
Interest expense	—	(38)	(28)	(91)	125	(32)

INCOME (LOSS) BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	31	(21)	(21)	141	(96)	34
Income taxes	—	14	10	(38)	12	(2)

INCOME (LOSS) BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	31	(7)	(11)	103	(84)	32
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	6	—	6
MINORITY INTEREST, NET OF TAX	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	5	(3)	(13)	—	11	—

NET INCOME (LOSS)	$36	$(10)	$(24)	$109	$(75)	$36

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Income Statement

	Three months ended September 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$542	$—	$542
Investment income	—	—	6	48	(29)	25
Other income	—	—	—	7	—	7

Total revenues	—	—	6	597	(29)	574

EXPENSES
Salaries and benefits	—	—	—	(357)	5	(352)
Other operating expenses	(1)	7	7	(145)	16	(116)
Depreciation expense and amortization of intangible assets	—	—	(4)	(11)	(1)	(16)
Gain on disposal of London headquarters	—	—	—	3	—	3

Total expenses	(1)	7	3	(510)	20	(481)

OPERATING (LOSS) INCOME	(1)	7	9	87	(9)	93
Investment income from Group undertakings	425	2,424	119	90	(3,058)	—
Interest expense	(2)	(51)	(16)	(40)	92	(17)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	422	2,380	112	137	(2,975)	76
Income taxes	—	(6)	1	(44)	37	(12)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	422	2,374	113	93	(2,938)	64
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	5	—	5
MINORITY INTEREST, NET OF TAX	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	(355)	(2,903)	(134)	—	3,392	—

NET INCOME (LOSS)	$67	$(529)	$(21)	$98	$452	$67

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Income Statement

	Nine months ended September 30, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,969	$—	$1,969
Investment income	—	—	14	251	(201)	64
Other income	—	—	—	2	—	2

Total revenues	—	—	14	2,222	(201)	2,035

EXPENSES
Salaries and benefits	—	—	—	(1,205)	7	(1,198)
Other operating expenses	(9)	(57)	(13)	(357)	15	(421)
Depreciation expense and amortization of intangible assets	—	—	(6)	(39)	(8)	(53)
Gain on disposal of London headquarters	—	—	—	8	—	8
Net loss on disposal of operations	—	—	—	(3)	—	(3)

Total expenses	(9)	(57)	(19)	(1,596)	14	(1,667)

OPERATING (LOSS) INCOME	(9)	(57)	(5)	626	(187)	368
Investment income from Group undertakings	129	233	63	53	(478)	—
Interest expense	(1)	(151)	(67)	(276)	426	(69)

INCOME (LOSS) BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	119	25	(9)	403	(239)	299
Income taxes	—	9	24	(91)	(16)	(74)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	119	34	15	312	(255)	225
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	29	—	29
MINORITY INTEREST, NET OF TAX	—	—	—	(3)	(10)	(13)
EQUITY ACCOUNT FOR SUBSIDIARIES	122	64	(45)	—	(141)	—

NET INCOME (LOSS)	$241	$98	$(30)	$338	$(406)	$241

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES
        AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Income Statement

	Nine months ended September 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,853	$—	$1,853
Investment income	—	—	16	132	(76)	72
Other income	—	—	—	14	—	14

Total revenues	—	—	16	1,999	(76)	1,939

EXPENSES
Salaries and benefits	—	—	—	(1,102)	13	(1,089)
Other operating expenses	(1)	19	1	(389)	29	(341)
Depreciation expense and amortization of intangible assets	—	—	(7)	(34)	(8)	(49)
Gain on disposal of London headquarters	—	—	—	9	—	9

Total expenses	(1)	19	(6)	(1,516)	34	(1,470)

OPERATING (LOSS) INCOME	(1)	19	10	483	(42)	469
Investment income from Group undertakings	552	2,542	222	155	(3,471)	—
Interest expense	(7)	(150)	(60)	(123)	292	(48)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	544	2,411	172	515	(3,221)	421
Income taxes	—	(12)	16	(138)	18	(116)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	544	2,399	188	377	(3,203)	305
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	20	—	20
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(9)	(11)
EQUITY ACCOUNT FOR SUBSIDIARIES	(230)	(3,152)	(260)	—	3,642	—

NET INCOME (LOSS)	$314	$(753)	$(72)	$395	$430	$314

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at September 30, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$—	$—	$—	$156	$—	$156
Fiduciary funds—restricted	—	—	72	1,627	—	1,699
Short-term investments	—	—	—	35	—	35
Accounts receivable	455	2,752	3,441	11,801	(8,512)	9,937
Fixed assets	—	—	25	287	1	313
Goodwill	—	—	—	143	1,520	1,663
Other intangible assets	—	—	—	66	—	66
Investments in associates	—	—	—	288	(51)	237
Pension benefits asset	—	—	—	487	—	487
Other assets	—	124	9	340	(105)	368
Equity accounted subsidiaries	1,026	1,888	664	2,503	(6,081)	—

TOTAL ASSETS	$1,481	$4,764	$4,211	$17,733	$(13,228)	$14,961

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$36	$4,221	$2,744	$12,702	$(8,546)	$11,157
Deferred revenue and accrued expenses	2	—	3	284	4	293
Net deferred tax liabilities	—	—	10	(26)	55	39
Income taxes payable	—	109	—	12	(91)	30
Long-term debt	—	—	1,370	—	—	1,370
Liability for pension benefits	—	—	—	46	—	46
Other liabilities	39	—	82	400	55	576

Total liabilities	77	4,330	4,209	13,418	(8,523)	13,511

MINORITY INTEREST	—	—	—	3	43	46
STOCKHOLDERS' EQUITY	1,404	434	2	4,312	(4,748)	1,404

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,481	$4,764	$4,211	$17,733	$(13,228)	$14,961

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$121	$23	$11	$168	$(210)	$113

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	3	—	3
Net cash proceeds from sale of operations	—	—	—	8	—	8
Additions to fixed assets	—	—	(5)	(61)	—	(66)
Acquisitions of subsidiaries, net of cash acquired	(2)	—	—	(13)	—	(15)
Investments in associates	—	—	—	(31)	—	(31)
Proceeds on disposal of short-term investments	—	—	—	3	—	3

Net cash used in investing activities	(2)	—	(5)	(91)	—	(98)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	120	—	—	120
Repurchase of shares	(75)	—	—	—	—	(75)
Proceeds from issue of shares	8	—	—	—	—	8
Amounts owed by and to Group undertakings	56	141	(199)	2	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(109)	(164)	—	(46)	210	(109)

Net cash used in financing activities	(120)	(23)	(79)	(39)	210	(51)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	—	(73)	38	—	(36)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	73	126	—	200

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$156	$—	$156

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$544	$2,413	$139	$184	(3,047)	$233

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	21	—	21
Additions to fixed assets	—	—	(10)	(125)	—	(135)
Acquisitions of subsidiaries, net of cash acquired	(36)	—	—	(40)	—	(76)
Investments in associates	—	—	—	(1)	—	(1)
Proceeds on disposal of short-term investments	—	—	—	12	—	12

Net cash used in investing activities	(36)	—	(10)	(133)	—	(179)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	(200)	—	—	(200)
Senior notes issued, net of debt issuance costs	—	—	594	—	—	594
Repurchase of shares	(457)	—	—	—	—	(457)
Proceeds from issue of shares	17	—	—	3	—	20
Amounts owed by and to Group undertakings	38	394	(507)	75	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	8	—	8
Dividends paid	(107)	(2,872)	—	(175)	3,047	(107)

Net cash used in financing activities	(509)	(2,478)	(113)	(89)	3,047	(142)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	(65)	16	(38)	—	(88)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	10	—	10
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2	65	46	175	—	288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$62	$147	$—	$210

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

The entities included in the Other Guarantors column at September 30, 2008 are TA I Limited, TA II Limited and TA III Limited.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Income Statement

	Three months ended September 30, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$556	$—	$556
Investment income	—	—	—	88	(66)	22
Other income	—	—	—	1	—	1

Total revenues	—	—	—	645	(66)	579

EXPENSES
Salaries and benefits	—	—	—	(361)	2	(359)
Other operating expenses	(6)	—	12	(138)	1	(131)
Depreciation expense and amortization of intangible assets	—	—	—	(17)	(3)	(20)
Net loss on disposal of operations	—	—	—	(3)	—	(3)

Total expenses	(6)	—	12	(519)	—	(513)

OPERATING (LOSS) INCOME	(6)	—	12	126	(66)	66
Investment income from Group undertakings	37	31	20	67	(155)	—
Interest expense	—	(8)	10	(159)	125	(32)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	31	23	42	34	(96)	34
Income taxes	—	1	(5)	(10)	12	(2)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	31	24	37	24	(84)	32
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	6	—	6
MINORITY INTEREST, NET OF TAX	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	5	(34)	(33)	—	62	—

NET INCOME (LOSS)	$36	$(10)	$4	$30	$(24)	$36

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Income Statement

	Three months ended September 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$542	$—	$542
Investment income	—	—	—	54	(29)	25
Other income	—	—	—	7	—	7

Total revenues	—	—	—	603	(29)	574

EXPENSES
Salaries and benefits	—	—	—	(357)	5	(352)
Other operating expenses	(1)	—	(1)	(130)	16	(116)
Depreciation expense and amortization of intangible assets	—	—	—	(15)	(1)	(16)
Gain on disposal of London headquarters	—	—	—	3	—	3

Total expenses	(1)	—	(1)	(499)	20	(481)

OPERATING (LOSS) INCOME	(1)	—	(1)	104	(9)	93
Investment income from Group undertakings	425	1,352	490	791	(3,058)	—
Interest expense	(2)	(3)	(9)	(95)	92	(17)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	422	1,349	480	800	(2,975)	76
Income taxes	—	1	(13)	(37)	37	(12)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	422	1,350	467	763	(2,938)	64
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	5	—	5
MINORITY INTEREST, NET OF TAX	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	(355)	(1,879)	(978)	—	3,212	—

NET INCOME (LOSS)	$67	$(529)	$(511)	$768	$272	$67

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Income Statement

	Nine months ended September 30, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,969	$—	$1,969
Investment income	—	—	—	265	(201)	64
Other income	—	—	—	2	—	2

Total revenues	—	—	—	2,236	(201)	2,035

EXPENSES
Salaries and benefits	—	—	—	(1,205)	7	(1,198)
Other operating expenses	(9)	—	12	(439)	15	(421)
Depreciation expense and amortization of intangible assets	—	—	—	(45)	(8)	(53)
Gain on disposal of London headquarters	—	—	—	8	—	8
Net loss on disposal of operations	—	—	—	(3)	—	(3)

Total expenses	(9)	—	12	(1,684)	14	(1,667)

OPERATING (LOSS) INCOME	(9)	—	12	552	(187)	368
Investment income from Group undertakings	129	58	99	192	(478)	—
Interest expense	(1)	(24)	(8)	(462)	426	(69)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	119	34	103	282	(239)	299
Income taxes	—	6	(53)	(11)	(16)	(74)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	119	40	50	271	(255)	225
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	29	—	29
MINORITY INTEREST, NET OF TAX	—	—	—	(3)	(10)	(13)
EQUITY ACCOUNT FOR SUBSIDIARIES	122	58	70	—	(250)	—

NET INCOME	$241	$98	$120	$297	$(515)	$241

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Income Statement

	Nine months ended September 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,853	$—	$1,853
Investment income	—	—	—	148	(76)	72
Other income	—	—	—	14	—	14

Total revenues	—	—	—	2,015	(76)	1,939

EXPENSES
Salaries and benefits	—	—	—	(1,102)	13	(1,089)
Other operating expenses	(1)	—	(3)	(366)	29	(341)
Depreciation expense and amortization of intangible assets	—	—	—	(41)	(8)	(49)
Gain on disposal of London headquarters	—	—	—	9	—	9

Total expenses	(1)	—	(3)	(1,500)	34	(1,470)

OPERATING (LOSS) INCOME	(1)	—	(3)	515	(42)	469
Investment income from Group undertakings	552	1,353	570	996	(3,471)	—
Interest expense	(7)	(5)	(26)	(302)	292	(48)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	544	1,348	541	1,209	(3,221)	421
Income taxes	—	1	(30)	(105)	18	(116)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	544	1,349	511	1,104	(3,203)	305
INTEREST IN EARNINGS OF ASSOCIATES, NET OF TAX	—	—	—	20	—	20
MINORITY INTEREST, NET OF TAX	—	—	—	(2)	(9)	(11)
EQUITY ACCOUNT FOR SUBSIDIARIES	(230)	(2,102)	(1,235)	—	3,567	—

NET INCOME (LOSS)	$314	$(753)	$(724)	$1,122	$355	$314

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at September 30, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$—	$—	$—	$156	$—	$156
Fiduciary funds—restricted	—	—	—	1,699	—	1,699
Short-term investments	—	—	—	35	—	35
Accounts receivable	455	107	1,804	16,083	(8,512)	9,937
Fixed assets	—	—	—	312	1	313
Goodwill	—	—	—	143	1,520	1,663
Other intangible assets	—	—	—	66	—	66
Investments in associates	—	—	—	288	(51)	237
Pension benefits asset	—	—	—	487	—	487
Other assets	—	8	—	465	(105)	368
Equity accounted subsidiaries	1,026	1,244	492	5,312	(8,074)	—

TOTAL ASSETS	$1,481	$1,359	$2,296	$25,046	$(15,221)	$14,961

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$36	$925	$822	$17,920	$(8,546)	$11,157
Deferred revenue and accrued expenses	2	—	—	287	4	293
Net deferred tax liabilities	—	—	—	(16)	55	39
Income taxes payable	—	—	90	31	(91)	30
Long-term debt	—	—	—	1,370	—	1,370
Liability for pension benefits	—	—	—	46	—	46
Other liabilities	39	—	—	482	55	576

Total liabilities	77	925	912	20,120	(8,523)	13,511

MINORITY INTEREST	—	—	—	3	43	46
STOCKHOLDERS' EQUITY	1,404	434	1,384	4,923	(6,741)	1,404

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,481	$1,359	$2,296	$25,046	$(15,221)	$14,961

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$121	$34	$104	$64	$(210)	$113

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	3	—	3
Net cash proceeds from sale of operations	—	—	—	8	—	8
Additions to fixed assets	—	—	—	(66)	—	(66)
Acquisitions of subsidiaries, net of cash acquired	(2)	—	—	(13)	—	(15)
Investments in associates	—	—	—	(31)	—	(31)
Proceeds on disposal of short-term investments	—	—	—	3	—	3

Net cash used in investing activities	(2)	—	—	(96)	—	(98)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	120	—	120
Repurchase of shares	(75)	—	—	—	—	(75)
Proceeds from issue of shares	8	—	—	—	—	8
Amounts owed by and to Group undertakings	56	130	(104)	(82)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(109)	(164)	—	(46)	210	(109)

Net cash used in financing activities	(120)	(34)	(104)	(3)	210	(51)

DECREASE IN CASH AND CASH EQUIVALENTS	(1)	—	—	(35)	—	(36)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	—	199	—	200

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$156	$—	$156

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$544	$1,349	$540	$847	$(3,047)	$233

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	21	—	21
Additions to fixed assets	—	—	—	(135)	—	(135)
Acquisitions of subsidiaries, net of cash acquired	(36)	—	—	(40)	—	(76)
Investments in associates	—	—	—	(1)	—	(1)
Proceeds on disposal of short-term investments	—	—	—	12	—	12

Net cash used in investing activities	(36)	—	—	(143)	—	(179)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	—	(200)	—	(200)
Senior notes issued, net of debt issuance costs	—	—	—	594	—	594
Repurchase of shares	(457)	—	—	—	—	(457)
Amounts owed by and to Group undertakings	38	103	(90)	(51)	—	—
Proceeds from issue of shares	17	—	—	3	—	20
Excess tax benefits from share-based payment arrangements	—	—	—	8	—	8
Dividends paid	(107)	(1,452)	(450)	(1,145)	3,047	(107)

Net cash used in financing activities	(509)	(1,349)	(540)	(791)	3,047	(142)

DECREASE IN CASH AND CASH EQUIVALENTS	(1)	—	—	(87)	—	(88)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	10	—	10
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2	—	—	286	—	288

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$—	$209	$—	$210

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.   ACQUISITION OF HILB ROGAL & HOBBS COMPANY ("HRH")

On October 1, 2008, the Company completed the acquisition of all of the outstanding shares of common stock of Hilb Rogal & Hobbs Company ("HRH"), the eighth largest insurance and risk management intermediary in the United States.

Total consideration paid by the Company was approximately $1.7 billion, which comprised approximately 24.4 million shares of common stock valued at $773 million and $942 million of cash. The total purchase price of approximately $2.1 billion included the assumption of approximately $400 million of HRH existing debt.

The Company funded the transaction on October 1, 2008 with $1.0 billion from a 364-day interim credit facility and $525 million from a $700 million 5-year term loan facility. In addition, the Company repaid the $170 million on the existing revolving credit facility and replaced this with a new $300 million facility, all of which remains available to draw. Over time, the Company plans to repurchase the majority of the shares issued in connection with the merger under its existing $1 billion buyback authorization.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

This discussion includes references to non-GAAP financial measures as defined in Regulation G of SEC rules. We present such non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company's operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. These financial measures should be viewed in addition to, not in lieu of, the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2008.

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

SUMMARY

Overview

The difficult market conditions in 2007 have continued into 2008 with further rate decreases across most sectors of the market in which we operate. We believe premium rate declines averaged approximately 10 percent in North America and elsewhere during third quarter 2008.

In the reinsurance market, we continue to see a combination of declining rates and high retentions at the primary underwriter level.

Despite these difficult trading conditions, we reported 2 percent organic commissions and fee growth for third quarter 2008 and 3 percent for the nine months ended September 30, 2008, mainly reflecting growth in our International and Global Specialties operations.

Operating margin for third quarter 2008 was 11 percent, compared with 16 percent in third quarter 2007 and included a negative 3 percentage point impact from foreign exchange. Operating margin for the nine months ending September 30, 2008 was 18 percent, compared with 24 percent in 2007, of which 5 percentage points were attributable to charges for our 2008 expense review, described below.

Market outlook

It is possible that the market may harden in 2009 as insurers seek higher premiums to cover a combination of weak investment returns,

significant losses in 2008 and three years of soft market underwriting.

However, this may be offset in whole or in part by potential changes in the buying behavior of some of our clients as their businesses suffer from the current global market uncertainty. In particular, financial institutions, construction, aviation, and logistics businesses such as marine cargo are most likely to be affected. Further, the global economic activity is also negatively affecting some of the international economies that have supported the strong growth in our International operations. Our employee benefits practice may also be adversely affected as businesses continue to downsize during this period of economic turmoil.

Results for third quarter 2008

Net income in third quarter 2008 was $36 million, or $0.25 per diluted share, compared with $67 million, or $0.46 per diluted share, in 2007 as the benefits of increased revenues and a lower tax rate were more than offset by a $0.09 per diluted share adverse impact from foreign exchange and integration and financing costs of $10 million ($7 million, or $0.05 per diluted share, after tax) associated with the acquisition of HRH.

Total revenues at $579 million for third quarter 2008 were $5 million, or 1 percent, higher than in third quarter 2007 of which 1 percent was attributable to foreign currency translation. Organic revenue growth was 2 percent reflecting net new business growth of 5 percent and a 3 percent negative impact from declining rates and other market factors.

Operating margin at 11 percent in third quarter 2008 was 5 percentage points lower than in 2007 with the decrease mainly reflecting:

•
a negative 3 percentage point impact from foreign exchange movements;

•
our continued investments in targeted new hires and Shaping our Future initiatives;

•
lower investment income and other income; and

•
$3 million loss on the disposal of a small US operation;

partly offset by

•
increased productivity, with revenues per full time employee increasing to $189,000 on a trailing 12 month basis compared with $186,000 in full year 2007; and

•
good cost control, the realization of savings from last year's Shaping our Future initiatives, and lower pension costs.

A combination of factors, including a reduction in the UK corporate tax rate and a change in our expected full year geographical mix of profits, enabled us to reduce our expected effective tax rate, excluding the tax effects of the disposal of our London headquarters and the HRH acquisition that closed October 1, 2008, to 27 percent for the full year compared with 30 percent in 2007.

Results for the nine months ended September 30, 2008

Net income for the nine months ended September 30, 2008 was $241 million, or $1.70 per diluted share, compared with $314 million, or $2.12 per diluted share, in 2007. Total revenues at $2,035 million were $96 million, or 5 percent, higher than in 2007 of which 3 percent was attributable to foreign currency translation. Organic revenue growth was

3 percent which primarily reflected growth in our International and Global Specialties businesses.

Operating margin at 18 percent for the nine months ended September 30, 2008 was 6 percentage points lower than in 2007, with the decrease mainly attributable to the $95 million charge for the 2008 expense review. Increased costs relating to new hires and other initiatives, together with higher property costs related to our new London and New York offices, were largely offset by savings from last year's Shaping our Future initiatives, a lower pension cost and good expense control.

2008 expense review

Our Shaping our Future strategy is a series of initiatives designed to deliver profitable growth. As previously announced, we decided:

•
to invest in further key hires and initiatives in 2008 and 2009;

and, in order to fund a portion of these initiatives,

•
to conduct a thorough review in 2008 of all businesses to identify additional opportunities to rationalize our expense base.

In the nine months to September 30, 2008, we incurred a pre-tax charge of $95 million ($68 million net of tax, equivalent to $0.47 per diluted share) comprising:

•
$42 million to buy out remuneration packages that no longer align with the Group's overall remuneration strategy;

•
$24 million of severance costs relating to approximately 350 positions which have been, or are in the process of being, eliminated; and

•
$29 million of other operating expenses, including property and systems rationalization costs.

In light of the current global economic uncertainty, we are vigorously reviewing our cost base but do not currently anticipate further charges in connection with this ongoing review. We now expect that the 2008 charges above, together with the benefits of the ongoing review, will lead to 2009 cost savings in excess of the $45 million to $55 million originally estimated.

These savings are in addition to the anticipated annualized net benefit from the 2006 Shaping our Future charges which are currently estimated to be approximately $30 million in 2008 and $45 million by 2009.

Acquisitions

On October 1, 2008, we completed the acquisition of Hilb Rogal & Hobbs Company ("HRH"), the eighth largest insurance and risk management intermediary in the United States.

Total consideration paid by Willis was approximately $1.7 billion, which comprised approximately 24.4 million shares of common stock valued at $773 million and $942 million of cash. The total purchase price of approximately $2.1 billion included the assumption of approximately $400 million of HRH existing debt.

The funding of the HRH transaction is discussed in "Cash and Financing" below.

Financial targets

2008 targets:    Our previous financial targets for 2008 assumed that the HRH acquisition would close on December 31, 2008. Consequently, our previously stated financial guidance has been revised. Our revised financial targets for 2008, which include HRH's anticipated results with effect from October 1, 2008, are:

•
an adjusted operating margin (operating margin excluding net gains and losses on disposals and other one-time items) of approximately 22 percent excluding any impact from foreign exchange in the fourth quarter; and

•
adjusted diluted earnings per share (diluted earnings per share excluding net gains and losses on disposals and other one-time items) in the range of $2.60-$2.70 excluding any impact from foreign exchange in the fourth quarter.

2009 and 2010 targets:    In light of the current uncertainty in the global economy, we are reviewing our previously stated financial targets for 2009 and 2010.

While we hope to reaffirm these targets, the potential impact of the global uncertainty on current insurance pricing and on the buying decisions of clients cannot be predicted at this time. In addition, our previously stated earnings per share targets for 2009 and 2010 assumed that we would be able to raise long term debt financing at interest rates below those currently available in the market, and of sufficient amount to enable us to buy back the majority of the shares issued in connection with the HRH acquisition. The timing, amount and cost of any long term debt financing is currently uncertain. However, we expect our future results to benefit from higher than expected HRH transaction synergies.

We expect to update financial targets for 2009 and 2010 when we release our full year 2008 results.

Share buybacks

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced our previous $1 billion buyback program and its remaining $308 million authorization.

In first half 2008, we repurchased 2.3 million shares at a cost of $75 million under the new authorization. There were no share buybacks in third quarter 2008 and we do not expect to do any share buybacks in fourth quarter 2008.

Cash and financing

Cash at September 30, 2008 was $156 million; $44 million lower than at December 31, 2007. Net cash from operating activities of $113 million and a net $120 million drawdown on our revolving credit facility, together with a net $19 million benefit from other smaller cash flows less the impact of foreign exchange, were used to fund: share buybacks of $75 million; dividend payments of $109 million; fixed asset additions of $66 million of which $39 million related to our new London headquarters building; and acquisitions of $46 million.

Total long-term debt at September 30, 2008 was $1,370 million (December 31, 2007: $1,250 million) and total stockholders' equity was $1,404 million (December 31, 2007: $1,347 million) giving a capitalization ratio (total long-term debt to total long-term debt and stockholders' equity) of 49 percent at September 30, 2008 compared with 48 percent at December 31, 2007.

On October 1, 2008, we funded the HRH acquisition with $1.0 billion from a 364-day interim credit facility and $525 million from a $700 million 5-year term loan facility. In addition, we repaid the outstanding balance on our existing revolving credit facility and replaced this with a new $300 million line of credit. Total long-term debt as of October 1, 2008 was $2,725 million.

We had expected to replace the $1 billion interim credit facility in the very near term by issuing new debt in one or more series in an aggregate principal amount of up to $1.0 billion. However, given the current uncertainty in the capital markets, this may not be possible.

In the event that we cannot access the debt markets or can only raise a portion of the $1 billion required to refinance the interim bridge facility, we anticipate that we will be able to repay all or some portion of the bridge facility from a combination of:

•
drawing down the remaining $475 million available under our new 5 year facilities;

•
anticipated post dividend cash flows of approximately $400 million that we expect to generate in the next twelve months; and

•
existing cash on hand of approximately $150 million at September 30, 2008.

In addition, we hope to realize gross proceeds of approximately $150 million from the sale of small non-core businesses.

Over time, we also plan to repurchase the majority of the shares issued in connection with the merger under our existing $1 billion buyback authorization.

London headquarters

We completed the move from Ten Trinity Square into our new London headquarters on Lime Street in April 2008. We entered into an agreement to lease the Lime Street building in November 2004, and took control of the building in June 2007, under a 25 year lease. Annual rentals are $39 million per year and we have subleased or agreed to sublease approximately 25 percent of the site under leases with terms up to 15 years. The outstanding contractual obligation for lease rentals at September 30, 2008 was $824 million and the amounts receivable from committed subleases were $132 million.

In Mumbai, we are reaching capacity (approximately 1,000 staff) at our current site as we continue to move systems and back office processing there. Consequently, on July 25, 2008 we signed a 9 year lease for a second Mumbai site with annual lease rentals of $1 million. We expect the new site to be operational by early 2009 and provide capacity for approximately 600 staff.

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

In 2007, the market softened further and this has continued into 2008 with year on year premium rate decreases averaging approximately 10 percent in North America and elsewhere.

OPERATING RESULTS—GROUP

Revenues

	Three months ended September 30,			Change attributable to:
			% change	Foreign currency translation	Acquisitions and disposals	Organic revenue growth(ii)
	2008	2007(i)
	(millions)
Global	$159	$161	(1)%	—%	1%	(2)%
North America	175	180	(3)%	—%	(1)%	(2)%
International	222	201	10%	1%	(1)%	10%

Commissions and fees	556	542	3%	1%	—%	2%

Investment income	22	25	(12)%
Other income(i)	1	7	(86)%

Total revenues	$579	$574	1%

	Nine months ended September 30,			Change attributable to:
			% change	Foreign currency translation	Acquisitions and disposals	Organic revenue growth(ii)
	2008	2007(i)
	(millions)
Global	$627	$608	3%	3%	—%	—%
North America	559	558	—%	—%	—%	—%
International	783	687	14%	6%	—%	8%

Commissions and fees	1,969	1,853	6%	3%	—%	3%

Investment income	64	72	(11)%
Other income(i)	2	14	(86)%

Total revenues	$2,035	$1,939	5%

(i)
Other income represents gains on disposals of intangible assets, including books of business. Prior to January 1, 2008 these gains were reported within total commissions and fees. As a result of this change, $5 million of income previously reported as North America commissions and fees and $2 million previously reported as International commissions and fees in third quarter 2007 has been transferred to other income ($12 million and $2 million respectively for the nine months ended September 30, 2007).

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

Third quarter 2008 total revenues of $579 million were $5 million, or 1 percent, higher than in 2007, organic commissions and fees growth of 2 percent and a 1 percent benefit from foreign currency translation were offset by lower investment income, reflecting lower interest rates, and a $6 million reduction in other income, as fewer books of business were sold.

Total revenues for the nine months ended September 30, 2008 at $2,035 million were $96 million or 5 percent higher than 2007, of which 3 percent was attributable to foreign currency translation and 3 percent to organic revenue growth. These increases were partly offset by lower investment income and other income.

Our International and Global operations earn a significant portion of their revenues in currencies other than the US dollar. In both the three and nine months to September 30, 2008, reported revenues have benefited from the effect of foreign currency translation, in particular due to the year on year weakening of the dollar against the Euro, compared with 2007. However, in our Global operations, the revenue line benefit of the stronger Euro in third quarter 2008 was offset by sterling weakening against the dollar during the quarter.

Investment income was $22 million for third quarter 2008, $3 million lower than in 2007, and $64 million for the nine months ended September 30, 2008, $8 million lower than in 2007, with the decreases reflecting the lower average interest rates in 2008.

Organic revenue growth was 2 percent in third quarter 2008 and 3 percent for the nine months ended September 30, 2008 reflecting:

•
net new business growth of 5 percent for both the three and nine months ending September 30, 2008 which comprised good growth in our International and Global Specialties businesses offset by lower revenues in North America and Reinsurance. Net new business growth also included the benefit of our Shaping our Future growth initiatives and a 1 percentage point improvement in client retention rates to 91 percent for the first nine months of 2008 compared with 90 percent for full year 2007;

partly offset by

•
a negative 3 percent impact from premium rates and other market factors for third quarter 2008 and a negative 2 percent impact for the nine months ending September 30, 2008. The impact of significant rate decreases in both periods has been tempered by the benefit of other market factors, including higher commission rates, client profitability analyses, higher insured values and changes in limits or exposures.

Organic revenue growth by segment is discussed further in "Operating Results—Segment Information" below.

General and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(millions, except percentages)
Salaries and benefits	$359	$352	$1,198	$1,089
Other	131	116	421	341

General and administrative expenses	$490	$468	$1,619	$1,430

Salaries and benefits as a percentage of revenues	62%	61%	59%	56%

Other as percentage of revenues	23%	20%	21%	18%

Third quarter 2008

General and administrative expenses at $490 million for third quarter 2008 were $22 million, or 5 percent, higher than in 2007 of which 3 percent was attributable to foreign currency translation.

Salaries and benefits were 62 percent of third quarter 2008 revenues, compared with 61 percent in 2007, with the increase reflecting:

•
continued hiring in targeted development areas including selected US regions; targeted

  International growth areas such as Spain, Italy, Denmark and Brazil; and a number of our London specialty businesses;

partly offset by

•
increased productivity: for the twelve months ended September 30, 2008 average revenues at constant exchange rates per full-time employee were approximately $189,000 compared with $186,000 for full year 2007;

•
lower incentive compensation;

•
the benefits of cost controls and previous Shaping our Future initiatives; and

•
a $5 million reduction in pension charges. This decrease was mainly attributable to an increase in the expected return on assets in the UK pension plan reflecting higher asset levels due to the significant additional contributions we have made from 2007 to date.

Other expenses were 23 percent of revenues in third quarter 2008 compared with 20 percent in 2007, with the increase largely due to a loss on foreign exchange.

The foreign exchange loss primarily related to the revaluation of our UK pension benefits asset. This asset is a sterling denominated asset but a portion of the asset is held within our UK London Market trading company, which is a US dollar denominated company for accounting purposes. As the dollar strengthened significantly against sterling during the third quarter, the revaluation of the sterling pension benefits asset gave rise to a foreign exchange loss.

We have a program that hedges our sterling cash outflows from the London Market trading company, as part of which we hedge the sterling denominated cash contributions into the UK pension plan. However, we do not hedge against the pension benefits asset or liability recognized for accounting purposes.

Nine months ended September 30, 2008

General and administrative expenses at $1,619 million for the nine months to September 30, 2008 were $189 million, or 13 percent, higher than in 2007 of which $95 million was attributable to the charge for the 2008 expense review discussed above, equivalent to 5 percentage points, of which $66 million related to salaries and benefits and $29 million to other expenses.

Salaries and benefits were 59 percent of 2008 revenues, compared with 56 percent in 2007, with the increase reflecting:

•
$42 million to buy out remuneration packages that no longer align with the Group's overall remuneration strategy, equivalent to approximately 2 percentage points;

•
$24 million of severance costs, equivalent to approximately 1 percentage point, relating to approximately 350 positions that have been, or are in the process of being, eliminated as part of the 2008 expense review; and

•
continued hiring in targeted development areas;

partly offset by

•
increased productivity;

•
benefits of cost controls and previous Shaping our Future initiatives; and

•
a $12 million reduction in pension charges. This decrease was mainly attributable to an increase in the expected return on assets in the UK pension plan reflecting higher asset levels due to the significant additional contributions we made in 2007 and 2008.

Other expenses were 21 percent of revenues in 2008 compared with 18 percent in 2007, with the increase mainly reflecting:

•
$29 million of costs relating to the 2008 expense review, equivalent to 1 percentage point, including property and systems rationalization costs;

•
an adverse impact from foreign currency translation, equivalent to approximately 1 percentage point; and

•
an additional $19 million in rental expense, mainly relating to our new London headquarters;

partly offset by

•
the benefits of our continued focus on cost control.

Operating income and margin (operating income as a percentage of revenues)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(millions, except percentages)
Revenues	$579	$574	$2,035	$1,939
Operating income	66	93	368	469
Operating margin or operating income as a percentage of revenues	11%	16%	18%	24%

Third quarter 2008

Operating margin at 11 percent in third quarter 2008 was 5 percentage points lower than in 2007 with the decrease mainly reflecting:

•
a negative 3 percentage point impact from foreign exchange movements as discussed in "General and Administrative expenses" above;

•
our continued investments in targeted new hires and Shaping our Future initiatives; and

•
lower investment income;

partly offset by

•
increased productivity, with revenues at constant exchange rates per full time employee increasing to $189,000 on a trailing 12 month basis compared with $186,000 in full year 2007; and
•
good cost control, the realization of savings from last year's Shaping our Future initiatives, and lower pension costs.

Operating segment margins are discussed in "Operating Results—Segment Information" below.

Nine months ended September 30, 2008

Operating margin at 18 percent for the nine months ended September 30, 2008 was 6 percentage points lower than in 2007, with the decrease mainly attributable to the $95 million charge for the 2008 expense review. Increased costs relating to new hires and other initiatives, together with higher property costs were largely offset by savings from last year's Shaping our Future initiatives, a lower pension cost and good expense control.

Depreciation and amortization

Depreciation and amortization for the three and nine months ending September 30, 2008 was $4 million higher than each period in 2007. This increase included $2 million attributable to the accelerated amortization of an intangible asset relating to a subsidiary's trading name following a decision to cease using it.

In connection with the acquisition of HRH, we expect our annual charge for the amortization of intangibles to increase by approximately $80 million.

Interest

Interest expense for third quarter 2008 was $15 million higher than in 2007 and $21 million higher for the nine months to September 30, 2008. These increases reflect the 2008 amortization of fees for our new facilities connected with the HRH acquisition and higher average debt levels in 2008.

In third quarter 2008 we amortized $9 million of acquisition-related facility fees, comprising $7 million for the underwriting of the $1 billion interim facility, and $2 million relating to the term loan fees which are being amortized over 5 years. A further $3 million relating to the bridge facility will be expensed in fourth quarter 2008.

Income taxes

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(millions, except percentages)
Income before taxes	$34	$76	$299	$421
Income taxes	2	12	74	116
Effective tax rate	6%	16%	25%	28%

The effective tax rate in third quarter 2008 was 6 percent compared with 16 percent in 2007.

A combination of factors, including a reduction in the UK corporate rate from 30 percent to 28 percent (a blended rate of 28.5 percent applies for 2008) and a change in our expected full year geographical mix of profits in 2008, led to a reduction in our expected full year effective tax rate to 27 percent, excluding the tax effects of the disposal of our London headquarters and the HRH acquisition. This compares to 30 percent in 2007 and the expected effective tax rate of 28 percent for the first half of 2008. The third quarter therefore benefited from both the new lower rate and a catch-up relating to the first half of the year.

There was also a $5 million benefit in third quarter 2008 relating to the resolution of prior period tax positions compared with a $10 million benefit in third quarter 2007.

Net income and diluted earnings per share

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(millions, except per share data)
Net income	$36	$67	$241	$314
Earnings per diluted share	$0.25	$0.46	$1.70	$2.12
Average diluted number of shares outstanding	142	145	142	148

Third quarter 2008

Net income for third quarter 2008 was $36 million, or $0.25 per diluted share, compared with $67 million, or $0.46 per diluted share in the same period 2007.

The year on year impact of foreign currency decreased third quarter earnings per diluted share by $0.09 compared with 2007.

Nine months ended September 30, 2008

Net income for the nine months ended September 30, 2008 was $241 million, or $1.70 per diluted share, compared with $314 million, or $2.12 per diluted share in 2007.

Average diluted sharecount reduced from 148 million in 2007 to 142 million in 2008 primarily reflecting the impact of the 11.5 million shares repurchased under accelerated share repurchase programs in first half 2007. After taking into account incremental funding costs, there was a $0.05 benefit to diluted earnings per share from these share buybacks in 2008.

Foreign currency translation had a negligible year on year impact on diluted earnings per share for the first nine months of 2008.

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

The following table is a summary of our operating results by segment for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30, 2008			Three months ended September 30, 2007(i)
	Revenues	Operating Income	Operating Margin	Revenues	Operating Income	Operating Margin
	(millions)			(millions)
Global	$167	$21	13%	$173	$37	21%
North America	179	17	9%	190	32	17%
International	233	37	16%	211	27	13%

Total Retail	412	54	13%	401	59	15%
Corporate & Other(ii)	—	(9)	n/a	—	(3)	n/a

Total Consolidated	$579	$66	11%	$574	$93	16%

	Nine months ended September 30, 2008			Nine months ended September 30, 2007(i)
	Revenues	Operating Income	Operating Margin	Revenues	Operating Income	Operating Margin
	(millions)			(millions)
Global	$651	$212	33%	$642	$215	33%
North America	572	76	13%	585	103	18%
International	812	199	25%	712	157	22%

Total Retail	1,384	275	20%	1,297	260	20%
Corporate & Other(ii)	—	(119)	n/a	—	(6)	n/a

Total Consolidated	$2,035	$368	18%	$1,939	$469	24%

(i)
With effect from January 1, 2008, we changed the basis of segmental allocations for certain costs. In particular, all accounting adjustments for hedging transactions are now held at the Corporate level, together with certain legal costs. As a result of this change, an additional $3 million net operating profit for third quarter 2007, previously reported within Corporate, has been allocated to the operating segments ($9 million loss for the nine months ended September 30, 2007).

(ii)
Corporate and Other includes the costs of the holding company; foreign exchange hedging activities; amortization of intangible assets; net gains and losses on disposal of operations and properties; certain legal costs; and, in nine months ended September 30, 2008, the $95 million charge for the 2008 expense review and integration costs associated with the acquisition of HRH.

Global

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(millions, except percentages)		(millions, except percentages)
Commissions and fees	$159	$161	$627	$608
Investment income	8	12	24	34

Total revenues	$167	$173	$651	$642

Operating income	$21	$37	$212	$215
Organic revenue growth(i)	(2)%	2%	(2)%	2%
Operating margin	13%	21%	33%	33%

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

Our Global operations comprise Global Specialties and Reinsurance.

Revenue

Commissions and fees were $2 million, or 1 percent lower, in third quarter 2008 compared with 2007. There was no net impact from foreign currency translation as a benefit from the Euro strengthening year on year against the dollar was offset by a negative impact attributable to sterling weakening against the dollar. Organic revenue growth was a negative 2 percent as the benefit of growth in Global Specialties was more than offset by lower commissions and fees in Reinsurance.

Global Specialties revenue growth reflected the benefit of good growth in Marine, Financial Institutions, Bloodstock, Jewelry, Specie and Global Markets and was achieved despite significant rate reductions.

Organic revenues in Reinsurance in third quarter 2008 were adversely impacted by a combination of declining rates and a reduction in amounts reinsured. We continue to make investments in Reinsurance to strengthen capital markets and analytics capabilities, which we believe will drive future growth opportunities.

Commissions and fees were 3 percent higher in the nine months ending September 30, 2008 compared with 2007 of which 3 percent was attributable to foreign currency translation. Organic revenue growth was flat with growth in Global Specialties offset by negative growth in Reinsurance.

Client retention levels in Global were 90 percent for the first nine months of 2008 compared with 89 percent for full year 2007.

Operating margin

Operating margin in our Global operations was 13 percent in third quarter 2008 compared with 21 percent in 2007 and was adversely impacted by the foreign exchange loss on the UK pension benefits asset, as discussed in "General and administrative expenses" above.

Operating margin for the nine months ended September 30, 2008 at 33 percent was in line with 2007 with the benefit of Shaping our Future initiatives and lower pension costs offset by further spend on targeted hires and strategic initiatives.

North America

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(millions, except percentages)		(millions, except percentages)
Commissions and fees	$175	$180	$559	$558
Investment income	3	5	11	15
Other income(i)	1	5	2	12

Total revenues	$179	$190	$572	$585

Operating income	$17	$32	$76	$103
Organic revenue growth(ii)	(2)%	2%	—%	4%
Operating margin	9%	17%	13%	18%

(i)
Other income represents gains on disposals of intangible assets, including books of business. Prior to January 1, 2008 these gains were reported within total commissions and fees but were excluded from organic revenue growth with effect from April 1, 2007. As a result of this change, $5 million of income previously reported as North America commissions and fees in third quarter 2007, has been transferred to other income ($12 million for the nine months ended September 30, 2007).

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

Revenues

Organic revenue growth in third quarter 2008 was a negative 2 percent, reflecting the soft market conditions, and was flat for the nine months ending September 30, 2008.

New York, Boston, Chicago and Knoxville all generated growth in excess of 5 percent, however, several offices recorded significant declines in the difficult market conditions. Client retention levels improved to 91 percent for the nine months ending September 30, 2008, 3 percentage points higher than full year 2007 with good improvements in the Northeast, Central and Western regions.

Operating margin

Operating margin at 9 percent in third quarter 2008 was 8 percentage points lower than in 2007 and for the first nine months of 2008 was 5 percentage points lower than in 2007. The lower margins in 2008 reflected:

•
the difficult market conditions; and

•
continued spend on targeted hires and other initiatives;

partly offset by

•
the benefit of increased revenue per full-time employee and other savings.

International

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(millions, except percentages)		(millions, except percentages)
Commissions and fees	$222	$201	$783	$687
Investment income	11	8	29	23
Other income(i)	—	2	—	2

Total revenues	$233	$211	$812	$712

Operating income	$37	$27	$199	$157
Organic revenue growth(ii)	10%	7%	8%	7%
Operating margin	16%	13%	25%	22%

(i)
Other income represents gains on disposals of intangible assets, including books of business. Prior to January 1, 2008 these gains were reported within total commissions and fees but were excluded from organic revenue growth with effect from April 1, 2007. As a result of this change, $2 million of income previously reported as International commissions and fees in third quarter 2007, has been transferred to other income ($2 million for the nine months ended September 30, 2007).

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

Revenues

Commissions and fees in International were $21 million, or 10 percent, higher in third quarter 2008 compared with 2007 and for the first nine months of 2008 were $96 million, or 14 percent, higher than in 2007.

A significant part of International's revenues are earned in currencies other than the US dollar and foreign currency translation benefited third quarter 2008 revenues by 1 percent and the first nine months revenues by 6 percent.

Organic revenue growth of 10 percent for third quarter 2008 and 8 percent for the nine months ending September 30, 2008 was achieved despite declining rates in most countries.

We have seen consistent growth in our International business over the last three years, with the last eleven quarters all showing growth of 5 percent or higher, with Spain, Denmark and Latin America continuing to contribute significantly.

Average client retention levels across International remained high at 91 percent.

Operating margin

Operating margin in International was 3 percentage points higher than in 2007 for both third quarter 2008 and the nine months ended September 30, 2008, with the improvement reflecting the strong organic revenue growth and continued expense discipline.

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of the Company's financial condition or operating performance were discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, and our Current Report on Form 8-K filed on July 11, 2008. There were no significant additions or changes to these assumptions for the nine months ended September 30, 2008.

NEW ACCOUNTING STANDARDS

There were no new accounting standards issued during the third quarter 2008 that would have a significant impact on the Company's reporting.

LIQUIDITY AND CAPITAL RESOURCES

On October 1, 2008, the Company completed the acquisition of Hilb Rogal & Hobbs Company ("HRH").

Under the terms of the definitive merger agreement, we acquired all of the outstanding shares of common stock of HRH for $46.00 per share, with approximately fifty-five percent of the total consideration being paid in cash and forty-five percent being paid in our stock. The total purchase price of approximately $2.1 billion included the assumption of approximately $400 million of HRH existing debt.

We funded the transaction on October 1, 2008 from committed bank financing, with a $1.0 billion draw down from a 364-day interim credit facility and a $525 million draw down from a $700 million 5-year term loan facility. In addition, we repaid approximately $400 million of HRH existing debt and the $170 million outstanding balance on our existing revolving credit facility, which has been replaced by a new $300 million facility, all of which remains available to draw.

We had expected to replace the interim credit facility in the very near term by issuing new debt in one or more series. However, given the current uncertainty in the capital markets, this may not be possible.

In the event that we cannot access the debt markets or can only raise a portion of the $1 billion required to refinance the interim credit facility, we anticipate that we will be able to repay all or some portion of the interim credit facility from a combination of:

•
drawing down the remaining $475 million available under our new 5 year facilities, comprising $175 million remaining on the term loan facility and $300 million on the revolving credit facility;

•
anticipated post dividend cash flows of approximately $400 million that we expect to generate in the next twelve months; and
•
existing cash on hand of approximately $150 million at September 30, 2008.

In addition, we hope to realize gross proceeds of approximately $150 million from the sale of small non-core businesses.

We will also rely on these cash resources to purchase an additional 5.5 percent of Gras Savoye for approximately $40 million.

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced our previous $1 billion buyback program and its remaining $308 million authorization. In first half 2008, we repurchased 2.3 million shares at a cost of $75 million under the new authorization. There were no share buybacks in third quarter 2008 and we do not expect to buyback any shares in fourth quarter 2008.

Over time, we plan to repurchase the majority of the shares issued in connection with the HRH merger.

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

Own funds

As of September 30, 2008, we had cash and cash equivalents of $156 million, compared with $200 million at December 31, 2007, and $130 million of our then existing $300 million revolving credit facility remained available to draw.

Operating activities

Net cash provided by operations was $113 million in the first nine months of 2008 compared with $233 million in the first nine months of 2007, with the decrease being mainly attributable to the reduction in net income of $73 million and acquisition-related expenditure of approximately $40 million, together with the timing of cash collections and other working capital movements.

Investing activities

Total net cash used in investing activities was $98 million in the first nine months of 2008 compared with $179 million in the same period of 2007.

Our fixed asset spend in the first nine months of 2008 was $69 million lower than in 2007, with the decrease principally attributable to sharply reduced expenditure on our new London and US headquarters buildings following their completion.

In the first nine months of 2008 we purchased a further 4 percent of voting rights in Gras Savoye & Cie, our French associate, for $31 million. An additional 5.5 percent of Gras Savoye will be purchased in fourth quarter 2008 for approximately $40 million.

In the first nine months of 2007 we purchased an additional 17 percent of Coyle Hamilton Willis, our Irish subsidiary, for $33 million; and acquired InsuranceNoodle, a US internet distributor of small business property-casualty insurance for $29 million.

Financing activities

Cash used in financing activities amounted to $51 million in the first nine months of 2008 comprising a $120 million drawdown on our revolving credit facility, share buybacks of $75 million and dividends of $109 million, together with other smaller movements totaling a net $13 million inflow.

Long-term debt

In the first nine months of 2008, we drew down $120 million on our revolving credit facility, primarily to fund share buybacks and fixed asset additions related to our new London headquarters building.

In March 2007, we issued $600 million of 10 year senior notes at 6.20 percent. We used the proceeds of the notes to fund share buybacks and to repay $200 million on our revolving credit facility.

Share buybacks

We repurchased 2.3 million shares for $75 million of cash during the first nine months of 2008 compared with 11.5 million shares at a cost of $458 million in the first nine months of 2007.

Dividends

Cash dividends paid in the first nine months of 2008 were $109 million compared with $107 million in the same period 2007. In February 2008, the quarterly cash dividend declared was increased by 4 percent to $0.26 per share, an annual rate of $1.04 per share.

CONTRACTUAL OBLIGATIONS

Except for the following, there have been no material changes in our contractual obligations since December 31, 2007.

In the first nine months of 2008, we drew down an additional $120 million on our revolving credit facility which took our outstanding balance under this facility to $170 million at September 30, 2008.

On October 1, 2008, we drew down $1.0 billion from a 364-day interim credit facility and $525 million from a $700 million 5-year term loan facility. Both facilities accrue interest at variable rates.

In addition, we repaid the $170 million outstanding balance on our then existing revolving credit facility and replaced this with a new $300 million facility, all of which remains available to draw.

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

On October 1, 2008, the Company drew down $1.0 billion from a 364-day interim credit facility and $525 million from a $700 million 5-year term loan facility. Both facilities accrue interest at variable rates. The proceeds of the draw down were used to fund the acquisition of HRH, to repay HRH's existing outstanding debt and to repay the Company's $170 million outstanding balance on its existing revolving credit facility.

In addition, the Company replaced this revolving credit facility with a new $300 million facility, all of which remains available to draw.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that the information required to be included in the Company's periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The information set forth in Note 6 of Notes to the Condensed Consolidated Financial Statements, provided in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A—Risk Factors

The following is added to the risk factors described in Part I, Item 1A "Risk Factors" included in the Form 10-K for the year ended December 31, 2007, as updated by Item 1A "Risk Factors" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

If we are unable to repay or refinance the interim credit facility, it could have a significant negative effect on our financial condition.

In connection with the HRH acquisition we entered into a 364-day interim credit facility in an aggregate principal amount of $1.0 billion. Failure to repay or refinance the interim credit facility at or prior to maturity would constitute an event of default under the interim credit agreement and would trigger cross default provisions in our other debt instruments and agreements, potentially causing such other debt to become immediately due and payable. We will seek to refinance the interim credit facility by issuing new debt in one or more series in an aggregate principal amount of up to $1.0 billion. However, our access to capital is affected by prevailing conditions in the financial and capital markets and other factors beyond our control, and given the current uncertainty in the capital markets, we may not be able to obtain additional financing on favorable terms or at all. If we are not able to issue new debt to repay the interim credit facility, we may have to use other sources of cash such as drawing down on our current revolving credit facility, future cash flows or cash on hand. The use of our revolving credit facility and other cash resources would restrict our financial flexibility and our ability to use such cash for other purposes and could have a significant negative impact on our liquidity.

Our business may be adversely affected by an overall decline in economic activity.

Our business and operating results may be affected by worldwide economic conditions. The demand for property and casualty insurance may be affected by the overall level of economic activity, potentially affecting both the commissions and fees generated by our brokerage business. As a result, current global economic conditions, including the current credit crisis coupled with declining consumer and business confidence, increasing energy prices, and other challenges, may have a negative impact on the buying behavior of some of our clients as their businesses suffer from these conditions. In particular, financial institutions, construction, aviation, and logistics businesses such as marine cargo appear most likely to be affected. Further, the global economic downturn is also negatively affecting some of the international economies that have supported the strong growth in our International operations. Our employee benefits practice could also be affected adversely as businesses continue to downsize during this period of economic turmoil. In addition, a growing number of insolvencies associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients or by hampering our ability to place insurance and reinsurance business. While it is difficult to predict the consequences of any further deterioration in global economic conditions on our business, any significant reduction or delay by our clients in purchasing insurance or making payment of premiums could have a material adverse impact on our financial condition and results of operations.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced the previous $1 billion buyback program and its remaining $308 million authorization. The program is an open-ended plan to repurchase the Company's shares from time to time in the open market or through negotiated sales with persons who are not affiliates of the Company. The Company did not repurchase any of its own common stock during the quarter covered by this report and the Company does not intend to repurchase any of its own common stock during the fourth quarter 2008.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

None.

Item 6—Exhibits

4.1	Third Supplemental Indenture dated as of October 1, 2008 among Willis North America Inc., as the Issuer; Willis Group Holdings Limited, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors; and The Bank of New York Mellon, as the Trustee to the Indenture dated as of July 1, 2005, as amended by the First Supplemental Indenture dated as of July 1, 2005 and the Second Supplemental Indenture dated as of March 28, 2007
10.1
Credit Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Limited, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender and Bank of America Securities LLC, as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited's Form 8-K filed on October 6, 2008)
10.2
364-day Credit Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Limited, the Lenders party thereto and Bank of America Securities LLC, as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2 to Willis Group Holdings Limited's Form 8-K filed on October 6, 2008)
10.3	Restated Form of Willis Partners Plan Option Agreement (May 6, 2008) under the Willis Group Holdings Limited 2008 Share Purchase and Option Plan
31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350
32.2	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS GROUP HOLDINGS LIMITED (REGISTRANT)
By:	/s/ PATRICK C. REGAN Patrick C. Regan Group Chief Operating Officer and Group Chief Financial Officer

Dated: November 10, 2008