Form 10-K
period 2008-12-31
WILLIS GROUP HOLDINGS LTD
filed 2009-02-27
CIK 1140536

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-16503

WILLIS GROUP HOLDINGS LIMITED
(Exact name of Registrant as specified in its charter)

Bermuda (Jurisdiction of incorporation or organization)	98-0352587 (I.R.S. Employer Identification No.)
c/o Willis Group Limited 51 Lime Street, London EC3M 7DQ, England (Address of principal executive offices)
(011) 44-20-3124-6000 (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of February 17, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,344,584,605.

As of February 17, 2009, there were outstanding 166,850,684 shares of common stock, par value $0.000115 per share of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Willis Group Holding Limited's 2009 Notice of Annual Meeting of Stockholders and Proxy Statement are incorporated by reference into Part III of this Form 10-K.

 WILLIS GROUP HOLDINGS LIMITED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

Certain Definitions

The following definitions apply throughout this annual report unless the context requires otherwise:

"Company" or "Group" or "Willis"	Willis Group Holdings Limited and its subsidiaries.
"Companies Act"	The Companies Act 1981 of Bermuda, as amended.
"Shares"	The shares of common stock of Willis Group Holdings Limited, par value $0.000115 per share.
"Willis Group Holdings"	Willis Group Holdings Limited.
"HRH"	Hilb, Rogal & Hobbs Company.

 INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

We have included in this document "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the potential benefits of the business combination transaction involving Willis and HRH, expected growth in commissions and fees, business strategies, competitive strengths, goals, the anticipated benefits of new initiatives, growth of our business and operations, plans and references to future successes are forward-looking statements. Also, when we use the words such as "anticipate", "believe", "estimate", "expect", "intend", "plan", "probably", or similar expressions, we are making forward-looking statements.

There are important uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

  •
  our ability to achieve the expected cost savings, synergies and other strategic benefits as a result of the acquisition of HRH or the amount of time it may take to achieve such cost savings, synergies and benefits expected to be realized as a result of the integration of HRH with our operations;

  •
  our ability to continue to manage our indebtedness;

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

  •
  impact of competition;

  •
  the impact of insolvencies of clients or insurance companies resulting from an economic downturn;

  •
  the timing or ability to carry out share repurchases or take other steps to manage our capital and limitations in our long-term debt agreements that may restrict our ability to take these actions;

  •
  a significant decline in the value of investments that fund our pension plans or changes in our pension plan funding obligations;

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

  •
  the impact of current financial market conditions on our results of operations and financial condition;

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

For administrative convenience, we utilize the offices of a subsidiary company as our principal executive offices. The address is:

  Willis Group Holdings Limited
  c/o Willis Group Limited
  The Willis Building
  51 Lime Street
  London EC3M 7DQ
  England
  Tel: +44 203 124 6000

For several years, we have focused on our core retail and specialist broking operations. Prior to 2008, we made a number of smaller acquisitions around the world and increased our ownership in several of our associates and existing subsidiaries, which were not wholly-owned, where doing so strengthened our retail network and our specialty businesses.

On October 1, 2008, we completed the acquisition of HRH, the eighth largest insurance and risk management intermediary in the United States. The acquisition doubled our North America revenues and the combined Willis HRH operation has critical mass in key markets including California, Florida, Texas, Illinois, New York, Boston, New Jersey and Philadelphia.

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

The Company makes available, free of charge through our website, www.willis.com, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our proxy statement, current reports on Form 8-K and Forms 3, 4, and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Unless specifically incorporated by reference, information on our website is not a part of this Form 10-K.

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

We also offer clients a broad range of services to help them to identify and control their risks. These services range from strategic risk consulting (including providing actuarial analyses), to a variety of due diligence services, to the provision of practical on-site risk control services (such as health and safety or property loss control consulting) as well as analytical and advisory services (such as hazard modeling and reinsurance optimization studies). We assist clients in planning how to manage incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans. We are not an insurance company and therefore we do not underwrite insurable risks for our own account, with the exception of a small legacy HRH operation (which is immaterial to the Group) in Omaha that underwrites for college fraternities.

We and our associates serve a diverse base of clients located in approximately 190 countries. These clients include major multinational and middle-market companies in a variety of industries, as well as public institutions and individual clients. Many of our client relationships span decades. Including our associates, we have approximately 20,000 employees around the world and a network of about 400 offices in some 100 countries.

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

•
aim to deliver service to clients efficiently by streamlining our organization and utilizing industry leading technology. We expect to create the optimal platform by enhancing our service model, processes and technology; and

•
become the employer of choice by creating a clear path of career development for our people and a reward and recognition framework that recognizes team work.

Our Business

Insurance and reinsurance is a global business, and its participants are affected by global trends in capacity and pricing. Accordingly, we operate as one global business which ensures all clients' interests are handled efficiently and comprehensively, whatever their initial point of contact. We organize our business into three segments: North America and International, which together comprise our principal retail operations, and Global. For information regarding revenues, operating income and total assets per segment, see Note 22 of the Consolidated Financial Statements contained herein.

Global

Our Global business provides specialist brokerage and consulting services to clients worldwide for the risks arising from specific industrial and commercial activities. In these operations, we have extensive specialized experience handling diverse lines of coverage, including complex insurance programs, and acting as an intermediary between retail brokers and insurers. We increasingly provide consulting services on risk management with the objective of assisting clients to reduce the overall cost of risk. Our Global business serves clients in around 190 countries, primarily from offices in the United Kingdom, although we also serve clients from offices in the United States, Continental Europe and Asia.

The Global business is divided into:

•
Global Specialties;

•
Willis Re; and

•
Faber & Dumas

Faber & Dumas, our new wholesale brokerage division, was launched in October 2008 on completion of Willis' acquisition of HRH. Faber & Dumas comprises HRH's London-based operation Glencairn, together with our Fine Art, Jewelry and Specie; Special Contingency Risk and Hughes-Gibb units.

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

•
Marine

Our marine unit provides marine insurance and reinsurance brokerage services, including hull, cargo and general marine liabilities. Marine's clients include ship owners, ship builders, logistics operators, port authorities, traders and shippers, other insurance intermediaries and insurance companies. Marine insurance brokerage is our oldest line of business dating back to our establishment in 1828.

•
Construction

Our Construction practice provides risk management advice and brokerage services for a wide range of UK and international construction activities. The clients of the construction practice include contractors, project owners, project managers, project financiers, professional consultants and insurers. We are the broker for many of the leading global construction firms.

•
Financial and Executive Risks

Our Financial and Executive Risks unit specializes in broking directors' and officers' insurance as well as professional indemnity insurance for corporations and professional firms. It incorporates our political risk unit, as well as structured finance and credit teams. It also places structured crime and specialist liability insurance for clients across the broad spectrum of financial institutions as well as specializing in strategic risk assessment and transactional risk transfer solutions.

Willis Re

We are one of the world's largest intermediaries for reinsurance and have a significant market share in the world's major markets, particularly marine and aviation. We operate this business on a global basis and our clients are both insurance and reinsurance companies.

We provide a complete range of transactional capabilities, including risk transfer via the capital markets, as well as analytical and advisory services including enterprise risk management, hazard modeling, financial and balance sheet analysis and reinsurance optimization studies.

Faber & Dumas

Faber & Dumas is our wholesale brokerage division and comprises Glencairn; Fine Art, Jewelry and Specie; Special Contingency Risk and Hughes-Gibb units.

•
Glencairn principally provides property, energy, casualty and personal accident insurance to independent wholesaler brokers worldwide who wish to access the London, European and Bermudan markets.

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

North America

In October 2008, we completed the acquisition of HRH, a leading middle market US-based insurance broker with a large account portfolio. HRH generated $800 million of revenues in 2007, with $57 million from its international operations, which are based in London. The acquisition substantially improves our position in important areas in North America including California, Florida, Texas, Illinois, New York, Massachusetts, New Jersey and Pennsylvania, and in key business lines. In particular, it will more than double our North America revenues in Employee Benefits, an already strong area of expertise that we have targeted for further growth. In addition, it will further strengthen key practice areas including personal lines, real estate, health care, environmental, construction, complex property and executive risk.

Our North America business provides risk management, insurance brokerage, related risk services, and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States and Canada. With around 95 retail locations, organized into 8 regions including Canada, Willis North America locally delivers our global and national resources and specialist expertise through this retail distribution network.

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

•
Employee Benefits

Willis Employee Benefits, fully integrated into the North America platform, is our largest product-based practice group and provides health, welfare and human resources consulting, and brokerage services to all of our commercial client segments. This practice group's value lies in helping clients control employee benefit plan costs, reducing the amount of time human resources professionals spend administering their companies' benefit plans and educating and training employees on benefit plan issues.

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

•
Excess & Surplus

The Excess and Surplus segment, based in Redondo Beach, California with offices operating in California, Texas, Florida and Illinois, is a wholesale broker providing access to excess and surplus lines markets for the domestic network of retail brokers.

•
CAPS

The Captive, Actuarial, and Pooling Solutions (CAPS) practice has a national team of actuaries, certified public accountants, financial analysts and pooled insurance program experts who help large clients develop, implement and manage alternative risks financing vehicles.

•
Willis HRH Programs

Willis HRH Programs, based in Portsmouth, New Hampshire with operations in Florida, Michigan, Utah, Colorado, Connecticut and Vermont, is a managing general agent/managing general underwriter and a leader in providing national insurance programs to niche industries including ski resorts, auto dealers, recycling, environmental, and specialty workers' compensation.

International

Our International unit consists of our retail operations in Eastern and Western Europe, the United Kingdom and Ireland, Asia/Pacific, Russia, the Middle East, South Africa and Latin America, with a presence in over 100 countries worldwide.

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

We target both large accounts and middle market clients. Recent global market conditions have resulted in excellent opportunities to recruit talented teams and individuals from the competition with new and complementary skills and relationships. We have a dedicated team within International working on the implementation of our Shaping our Future strategy and initiatives, identifying opportunities for increased efficiency and growth.

We believe the combined total revenues of our International subsidiaries and associates provide an indication of the spread and capability of our International network. Our International segment generated close to 40 percent of total consolidated commissions and fees in 2008.

•
Emerging Markets

We have separately identified high growth markets across all International retail operations. This encompasses the fast-developing, high growth regions of Eastern Europe, Russia, Asia (excluding Japan), the Middle East and South Africa. We bring particular capabilities and scale in energy, construction, marine and aerospace to these regions.

•
Global Markets International

Global Markets International works closely with Global to further develop access for our retail clients to global markets, and provide structuring and placing skills in the relevant areas of property, casualty, terrorism, accident & health, facultative and captives.

•
Strategic Investments

As part of our on-going strategy, we are continually strengthening our International market share through acquisitions and strategic investments. We have acquired a controlling interest in a broad geographic spread of other brokers—a list of the significant International subsidiaries is included in Exhibit 21.1 to this document.

We have also invested in associate companies; our significant associates at December 31, 2008 were Gras Savoye & Cie ("Gras Savoye"), France (48 percent voting rights) and Al-Futtaim Willis Co. LLC, Dubai (49 percent holding). In connection with many of our investments, we retain the rights to increase our ownership percentage over time, typically to a majority or 100 percent ownership position. In addition, in certain instances our co-shareholders have a right, typically based on some price formula of revenues or earnings, to put some or all of their shares to us (see "Item 1a—Risk Factors—Put and Call Arrangements"). On January 2, 2008, we acquired an additional 4 percent of Gras Savoye and a further 5 percent on December 31, 2008, bringing our total current voting rights to 48 percent.

Customers

Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from major multinational corporations to middle-market companies. Further, many of our client relationships span decades, for instance our relationship with The Tokio Marine and Fire Insurance Company Limited dates back over 100 years. No one client accounted for more than 10 percent of revenues for fiscal year 2008. Additionally, we place insurance with over 5,000 insurance carriers, none of which individually accounted for more than 10 percent of the total premiums we placed on behalf of our clients in 2008.

Competition

We face competition in all fields in which we operate based on global capability, product breadth, innovation, quality of service and price. According to the Directory of Agents and Brokers published by Business Insurance in July 2008, the 140 largest commercial insurance brokers globally reported brokerage revenues totaling $37 billion in 2007, of which Marsh & McLennan Companies Inc. had approximately 31 percent, Aon Corporation had approximately 19 percent and Willis had approximately 7 percent.

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

Regulation

Our business activities are subject to legal requirements and governmental and quasi-governmental regulatory supervision in virtually all countries in which we operate. Also, such regulations may require individual or company licensing to conduct our business activities. While these requirements may vary from location to location they are generally designed to protect our clients by establishing minimum standards of conduct and practice, particularly regarding the provision of advice and product information as well as financial criteria.

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

The European Union Insurance Mediation Directive introduced rules to enable insurance and reinsurance intermediaries to operate and provide services within each member state of the EU on a basis consistent with the EU single market and customer protection aims. Each EU member state, in which we operate, is required to ensure that the insurance and reinsurance intermediaries resident in their country are registered with a statutory body in that country and that each intermediary meets professional requirements in relation to their competence, good repute, professional indemnity cover and financial capacity. In the United Kingdom the statutory body is the Financial Services Authority.

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

All companies carrying on similar activities in a given jurisdiction are subject to regulations which are not dissimilar to the requirements for our operations in the United States and United Kingdom. We do not consider that these regulatory requirements adversely affect our competitive position.

Employees

As of December 31, 2008 we had approximately 17,000 employees worldwide of whom approximately 3,500 were employed in the United Kingdom and 7,400 in the United States, with the balance being employed across the rest of the world. In addition, our associates had approximately 3,300 employees, all of whom were located outside the United Kingdom and the United States.

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

Competitive Risks

Our business may be adversely affected by an overall decline in economic activity.

Our business and operating results are materially affected by worldwide economic conditions. Current global economic conditions including the current credit crisis coupled with declining customer and business confidence, increasing energy prices, and other challenges, may have a significant negative impact on the buying behavior of some of our clients as their businesses suffer from these conditions. In particular, financial institutions, construction, aviation, and logistics businesses such as marine cargo are most likely to be affected. Further, the global economic downturn is also negatively affecting some of the international economies that have supported the strong growth in our International operations. Our employee benefits practice may also be adversely affected as businesses continue to downsize during this period of economic turmoil. In addition, a growing number of insolvencies associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients or by hampering our ability to place insurance and reinsurance business. While it is difficult to predict consequences of any further deterioration in global economic conditions on our business, any significant reduction or delay by our clients in purchasing insurance or making payment of premiums could have a material adverse impact on our financial condition and results of operations.

We do not control the premiums on which our commissions are based, and volatility or declines in premiums may seriously undermine our profitability.

We derive most of our revenues from commissions and fees for brokerage and consulting services. We do not determine insurance premiums on which our commissions are generally based. Premiums are cyclical in nature and may vary widely based on market conditions. From the late 1980s through late 2000, insurance premium rates generally declined as a result of a number of factors, including the expanded underwriting capacity of insurance carriers; consolidation of both insurance intermediaries and insurance carriers; and increased competition among insurance carriers. During 2004, we saw a rapid transition from a "hard" market, with premium rates stable or increasing, to a "soft" market, with premium rates falling in most markets. Rates continued to decline in most sectors through 2005 and 2006, with the exception of catastrophe-exposed markets. In 2007, the market softened further with decreases in many of the market sectors in which we operated and this has continued into 2008 with further declines of between 5 and 15 percent in many territories.

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

Competition in our industry is intense, and if we are unable to compete effectively, we may lose market share and our business may be materially adversely affected.

We face competition in all fields in which we operate, based on global capability, product breadth, innovation, quality of service and price. We compete with Marsh & McLennan and Aon, the two other providers of global risk management services, as well as with numerous specialist, regional and local firms. Although Marsh & McLennan and Aon, along with us, have agreed to implement certain business reforms, many specialist, regional and local firms have not agreed to these business reforms. These firms are continuing to accept contingent compensation and are not disclosing the compensation received in connection with providing policy placement services to the customer. If we are unable to compete effectively against these competitors, we will suffer lower revenue, reduced operating margins and loss of market share. As a result of our acquisition of HRH, we must phase out the contingent compensation payable to HRH over 3 years. We are currently seeking to increase revenue through higher commissions and fees that we disclose to our clients, and to generate profitable revenue growth by focusing on the provision of value-added risk advisory services beyond traditional brokerage activities. We cannot be certain that such steps will generate the profitable revenue growth we are targeting.

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

The loss of our Chairman and Chief Executive Officer or a number of our senior management or a significant number of our brokers could significantly impede our financial plans, growth, marketing and other objectives. Our success depends to a substantial extent not only on the ability and experience of our Chairman and Chief Executive Officer, Joseph J. Plumeri and other members of our senior management, but also on the individual brokers and teams that service our clients and maintain client relationships. The insurance and reinsurance brokerage industry has in the past experienced intense competition for the services of leading individual brokers and brokerage teams, and we have lost key individuals and teams to competitors. We believe that our future success will depend in part on our ability to attract and retain additional highly skilled and qualified personnel and to expand, train and manage our employee base. We may not continue to be successful in doing so because the competition for qualified personnel in our industry is intense.

Legal and Regulatory Risks

We are subject to insurance industry regulation worldwide. If we fail to comply with regulatory requirements, we may not be able to conduct our business.

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

We are subject to a number of legal proceedings concerning contingent compensation, other industry practices and certain conduct, which, if determined unfavorably to us, could adversely affect our financial results.

We have been subject to investigations by the departments of insurance or attorneys general of over 20 states, the District of Columbia, one US city, Canada and Australia concerning, among other things, arrangements pursuant to which insurers compensated insurance brokers for distribution and other services provided to insurers known as contingent compensation, bid rigging, tying and other possible violations of law, including violations of fiduciary duty, securities laws and antitrust laws. As more fully described in Note 17 to our consolidated financial statements included under Part II, Item 8 of this report, we are subject to a number of legal proceedings and other contingencies related to the subject of these investigations. If one or more of these matters is determined unfavorably to us it could have a material adverse effect on our business, results of operations or financial condition in any given quarterly or annual period. We intend to vigorously defend ourselves against these claims. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

Our business, results of operations, financial condition or liquidity may be materially adversely affected by errors and omissions and the outcome of certain actual and potential claims, lawsuits and proceedings.

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

The principal actual or potential claims, lawsuits and proceedings to which we are currently subject, including but not limited to errors and omissions claims, are: (1) the regulatory and other proceedings relating to contingent compensation arrangements referred to above; (2) potential claims arising out of various legal proceedings between reinsurers, reinsureds and their reinsurance brokers relating to personal accident excess of loss reinsurance placements for the years 1993 to 1998; (3) potential damages arising out of a court action, on behalf of a purported class of present and former female officer and officer equivalent employees for alleged discrimination against them on the basis of their gender; and (4) claims with respect to our placement of property and casualty insurance for a number of entities which were directly impacted by the September 11, 2001 destruction of New York's World Trade Center complex.

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

Furthermore, we depend on computer systems to store information about our clients, some of which is private. Database privacy, identity theft, and related computer and internet issues are matters of growing public concern and are subject to frequently changing rules and regulations. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or harm to our reputation. We have taken reasonable and appropriate security measures to prevent unauthorized access to information in our database. However, our technology may fail to adequately secure the private information we maintain in our databases and protect it from theft or inadvertent loss. In such circumstances, we may be held liable to our clients, which could result in litigation or adverse publicity that could have a material adverse effect on our business.

Financial Risks

The integration of the businesses and operations of HRH into our company involves risks and we may fail to realize all of the anticipated benefits of the acquisition of HRH.

The success of the acquisition of HRH completed in October 2008 will depend, in part, on our ability to achieve the anticipated cost synergies and other strategic benefits from combining the businesses of our company and HRH. We expect to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies as well as greater efficiencies from increased scale. We may face significant challenges in consolidating the functions of our company and HRH and their subsidiaries, integrating their technologies, organizations, procedures, policies and operations, addressing differences in the business cultures of the two companies, retaining key personnel and maintaining relationships with certain third parties. The integration process and other disruptions resulting from the acquisition may disrupt our ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with clients and customers and with other market participants, employees, regulators and others with whom we have business or other dealings. If we are not able to successfully integrate the businesses, the anticipated cost synergies and other strategic benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Our incurrence of additional debt to pay a portion of the consideration related to the HRH acquisition significantly increased our interest expense, financial leverage and debt service requirements.

In October 2008, in connection with the acquisition of HRH, we incurred incremental borrowings of $1.525 billion which significantly increased our leverage. These borrowings were drawn down under new credit facilities consisting of a $700 million 5-year term loan facility, a $300 million revolving credit facility and a $1 billion interim credit facility. In February 2009, we entered into an agreement with Goldman Sachs Mezzanine Partners to issue notes in an aggregate principal amount of $500 million. We anticipate that the net proceeds of this issuance of approximately $480 million will be applied towards the balance of the interim credit facility. Although consummation of the issuance, which is subject to customary closing conditions, is expected to take place in March 2009, there is no certainty that the transaction will close. In addition, while the closing of the transaction would significantly extend the payment date for amounts otherwise due under the interim credit facility, the issuance of the notes will also result in a significant increase in our interest expense compared to that under the interim credit facility.

Although management believes that our cash flows will be more than adequate to service this debt, there may be circumstances in which required payments of principal and/or interest on this new debt could adversely affect our cash flows and this level of indebtedness may:

•
require us to dedicate a significant portion of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments in new technologies, to pay dividends and for general corporate purposes;
•
increase our vulnerability to general adverse economic conditions, including increases in interest rates if the borrowings bear interest at variable rates;

•
limit our flexibility in planning for, or reacting to, changes or challenges relating to our business and industry; and

•
put us at a competitive disadvantage against competitors who have less indebtedness or are in a more favorable position to access additional capital resources.

The terms of the financing also include certain limitations on the amount and type of investments that may be made, the amount of dividends that may be declared, and the amount of shares that may be repurchased. In addition, any borrowings may be made at variable interest rates, making us vulnerable to increases in interest rates generally.

A failure to comply with the restrictions under our credit facilities and outstanding notes could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our business, financial condition or results of operations.

A downgrade in the credit ratings of our outstanding debt may adversely affect our borrowing costs and financial flexibility.

As of December 31, 2008, we had total consolidated debt outstanding of approximately $2.7 billion. A downgrade in the credit ratings of our debt would increase our borrowing costs and reduce our financial flexibility. In addition, certain downgrades would trigger a step-up in interest rates under the indenture for our 6.2% senior notes, which would increase our interest expense. If we need to raise capital in the future, any credit rating downgrade could negatively affect our financing costs or access to financing sources.

If we are unable to repay or refinance the interim credit facility, it could have a significant negative effect on our financial condition.

In connection with the HRH acquisition we entered into an interim credit facility in an aggregate principal amount of $1 billion, of which approximately $750 million remains outstanding. Failure to repay or refinance the interim credit facility at or prior to maturity would constitute an event of default under the interim credit agreement and would trigger cross default provisions in our other debt instruments and agreements, potentially causing such other debt to become immediately due and payable. However, our access to capital is affected by prevailing conditions in the financial and capital markets and other factors beyond our control and, given the current uncertainty in the capital markets, we may not be able to obtain additional financing on favorable terms or at all. While we anticipate applying approximately $480 million of the proceeds of the March 2009 note issuance towards the outstanding balance of the interim credit facility, there is no assurance that the transaction will close. If we are not able to issue new debt to repay the interim credit facility, we may have to use other sources of cash such as drawing down on our current revolving credit facility, future cash flows or cash on hand. The use of our revolving credit facility and other cash resources would restrict our financial flexibility and our ability to use such cash for other purposes and could have a significant negative impact on our liquidity.

Our pension liabilities may increase which could require us to make additional cash contributions to our pension plans.

We have two principal defined benefit plans: one in the United Kingdom and the other in the United States. Cash contributions of approximately $55 million will be required in 2009 for our pension plans, although we may elect to contribute more. Total cash contributions to these defined benefit pension plans in 2008 were $148 million. Future estimates are based on certain assumptions, including discount rates, interest rates, fair value of assets and expected return on plan assets. Following changes to UK pension legislation in 2005, we are now required to agree to a funding strategy for our UK defined benefit plan with the plan's trustees. In February 2009, we agreed to make full year contributions to the UK plan of $37 million for 2009 through 2012. However, if certain funding targets are not met at the beginning of 2010 and 2011, full year contributions for these years will increase to $74 million. We have taken actions to manage our pension liabilities, including closing our UK and US plans to new participants and restricting final pensionable salaries.

The determinations of pension expense and pension funding are based on a variety of rules and regulations. Changes in these rules and regulations could impact the calculation of pension plan liabilities and the valuation of pension plan assets. They may also result in higher pension costs, additional financial statement disclosure, and accelerate and increase the need to fully fund our pension plans. Our future required cash contributions to our US and UK defined benefit pension plans may increase based on the funding reform provisions that were enacted into law. Further, a significant decline in the value of investments that fund our pension plan, if not offset or mitigated by a decline in our liabilities, may significantly differ from or alter the values and actuarial assumptions used to calculate our future pension expense and we could be required to fund our plan with significant amounts of cash. In addition, if the Pension Benefit Guaranty Corporation requires additional contributions to such plans or if other actuarial assumptions are modified, our future required cash contributions could increase. The need to make these cash contributions may reduce the cash available to meet our other obligations, including the payment obligations under our credit facilities and other long-term debt, or to meet the needs of our business.

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

We have entered into significant put and call arrangements which require us to pay substantial amounts to purchase shares in one of our associates. Those payments would reduce our liquidity and short-term cash flow.

In connection with many of our investments in our associates, we retain rights to increase our ownership percentages over time and, in some cases, the existing owners also have a right to put their shares to us. The put arrangements in place for shares of our associate, Gras Savoye, require us to pay substantial amounts to purchase those shares, which could decrease our liquidity and short-term cash flow.

The rights under the put arrangement may be exercised through 2011. Under the put arrangement, we will be required to buy shares of Gras Savoye increasing our voting rights from the 48 percent we currently hold up to 100 percent if all shareholders put their shares under this arrangement, subject to the pre-emption provisions set out in the bye-laws of Gras Savoye.

Following our initial acquisition of shares, we acquired an additional 5 percent of Gras Savoye at a cost of $25 million under these arrangements in September 2006, another 4 percent at a cost of $31 million in January 2008 and another 5 percent at a cost of $41 million at the end of December 2008.

According to the put arrangement, the aggregate management shareholding may not fall below approximately 10% of Gras Savoye's share capital while the management shareholders remain general partners of the company. The current appointments of the relevant individuals will expire on December 31, 2009. Accordingly (and except in case of death, disability or retirement prior to such date), management shareholders will not have a general put right until January 1, 2011. Payments in connection with management put rights would not have exceeded $67 million if those rights had been fully exercised at December 31, 2008. In addition, we have a call option to move to majority ownership under certain circumstances and in any event from December 2009. Once we exercise this call option, the remaining Gras Savoye shareholders will have a put option to require us to purchase their shares.

Subject to the pre-emption provisions set out in the bye-laws of Gras Savoye, the incremental 42 percent of Gras Savoye shares held by shareholders (excluding the 10 percent holding of management shareholders described above) may be put to us at a price determined by a contractual formula based on earnings and revenue, which at December 31, 2008 would have amounted to approximately $285 million. The shareholders may put their shares individually at any time during the put period and the amounts we may have to pay in connection with the put arrangements may significantly exceed this estimate. In each case, we would have 90 days from the date of a notification from a shareholder who wished to put his shares to us to acquire those shares. The timing of any exercise of these put and call arrangements could have a material affect on our results of operations or cash flows for a particular quarter or annual period.

We recently received a notification from one of the shareholders of Gras Savoye, namely AXA Corporate Solutions, informing us of its intention to put its shares in Gras Savoye to us, subject to the pre-emption provisions set out in bye-laws of Gras Savoye. The shares held by AXA represent approximately 4 percent of the share capital of Gras Savoye. Notwithstanding that we have received this notice from AXA we believe that it is likely that we will not be required to acquire all of the AXA shares in the immediate future or, in some circumstances, at all. We believe that either:-

•
Gras Savoye itself will buy back all the AXA shares on 23 March 2009 and as a result, we would not acquire any of them; or

•
AXA will agree to extend the date for payment of the amount due in respect of the AXA shares and that Gras Savoye itself will buy back all the AXA shares on the agreed date for payment. In these circumstances we believe that Gras Savoye will buy back all the AXA shares and would agree to pay the amount due in respect of the shares into an escrow account to be paid to AXA upon completion of the acquisition of the shares. Again, as a result, we would not be required to acquire any of the shares; or

•
certain of the other shareholders of Gras Savoye will exercise their pre-emption rights to acquire a portion of the AXA shares. In these circumstances we believe that AXA would withdraw its notification in respect of the remaining shares held by it although we believe that it would then exercise its right to put those to us later in 2009.

In the event that none of the above occurred or an alternative arrangement was agreed, we would be required to acquire the AXA shares on 23 March 2009. The amount payable by us for the AXA shares would be approximately $25 million.

International Risks

Our significant non-US operations, particularly our London market operations, expose us to exchange rate fluctuations and various risks that could impact our business.

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

We report our operating results and financial condition in US dollars. Our US operations earn revenue and incur expenses primarily in US dollars. In our London market operations, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in pounds sterling. Outside the United States and our London market operations, we predominantly generate revenue and expenses in the local currency. The table gives an approximate analysis of revenues and expenses by currency in 2008, and includes full year HRH results on a proforma basis.

	US Dollars	Pounds Sterling	Euros	Other currencies
Revenues	60%	11%	14%	15%
Expenses	53%	26%	9%	12%

Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into US dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. Furthermore, the mismatch between pounds sterling revenues and expenses, together with any net sterling balance sheet position we hold in our US dollar denominated London market operations, creates an exchange exposure.

For example, as the pound sterling strengthens, the US dollars required to be translated into pounds sterling to cover the net sterling expenses increase, which then causes our results to be negatively impacted. Our results may also be adversely impacted if we are holding a net sterling position in our US dollar denominated London market operations: if the pound sterling weakens any net sterling asset we are holding will be less valuable when translated into US dollars. Given these facts, the relative strength of the pound sterling relative to the US dollar has in the past had a material negative impact on our reported results. This risk could have a material adverse effect on our business financial condition, cash flow and results of operations in the future.

Where possible, we hedge part of our exposure to exchange rate movements, for example:

•
to the extent that forecast pound sterling expenses exceed pound sterling revenues, we limit our exposure to this exchange rate risk by the use of forward contracts matched to specific, clearly identified cash outflows arising in the ordinary course of business; and

•
to the extent the London market operations also earn significant revenues in Euros and Japanese Yen, we limit our exposure to changes in the exchange rate between the US dollar and these currencies by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods.

Generally, it is our policy to hedge at least 25 percent of the next 12 months' exposure in significant currencies.

We do not hedge exposures beyond three years or exposures arising from items, such as our UK pension asset, which will not be reflected in our cash flows in the short term.

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

•
difficulties in controlling operations and monitoring employees in geographically dispersed locations; and

•
the requirement of complying with a wide variety of foreign laws as well as laws and regulations applicable to US business operations abroad, including rules relating to trade sanctions administered by the US Office of Foreign Assets Control, the EU and the UN, and the requirements of the US Foreign Corrupt Practices Act as well as other anti-bribery and corruption rules and requirements in the countries in which we operate.

We could incur substantial losses if one of the financial institutions we use in our operations would happen to fail.

The recent deterioration of the global credit and financial markets has created challenging conditions for financial institutions, including depositories. As the fallout from the credit crisis persists, the financial strength of these institutions may continue to decline. We maintain cash balances at various US depository institutions that are significantly in excess of the US Federal Deposit Insurance Corporation insurance limits. We also maintain cash balances in foreign financial institutions. If one or more of the institutions in which we maintain significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and we could face a material liquidity problem and potentially material financial losses.

Item 1B—Unresolved Staff Comments

The Company had no unresolved comments
from the SEC's staff.

Item 2—Properties

We own and lease a number of properties for use as offices throughout the world and believe that our properties are generally suitable and adequate for the purposes for which they are used. The principal properties are located in the United Kingdom and the United States.

London

We moved into our new London headquarters in Lime Street in April 2008. This 491,000 sq ft development occupies a prime site comprising a 29 story tower and adjoining 10 story building. We have entered into a 25 year lease for this building.

On September 27, 2006, Willis Group Services Limited, a subsidiary of Willis Group Holdings Limited, completed the sale of Ten Trinity Square, the Company's London headquarters building. The building was then leased back at an annual rental of $13 million until the Company occupied its new London headquarters on Lime Street in April 2008.

New York

In New York, we occupy 200,000 sq ft of office space at One World Financial Center under a 20 year lease.

Item 3—Legal Proceedings

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

The most significant actual or potential claims, lawsuits and other proceedings, of which we are currently aware are:

Inquiries and Investigations

In connection with the investigation commenced by the New York State Attorney General in April 2004 concerning, among other things, contingent commissions paid by insurers to insurance brokers, in April 2005, the Company entered into an Assurance of Discontinuance ("NY AOD") with the New York State Attorney General and the Superintendent of the New York Insurance Department and paid $50 million to eligible customers. As part of the NY AOD the Company also agreed not to accept contingent compensation and to disclose to customers any compensation the Company will receive in connection with providing policy placement services to the customer. The Company also resolved similar investigations commenced by the Minnesota Attorney General, the Florida Attorney General, the Florida

Department of Financial Services and the Florida Office of Insurance Regulation for amounts that were not material to the Company. Similarly, in August 2005 HRH, which the Company acquired in October 2008, entered into an agreement with the Attorney General of the State of Connecticut (the "CT Attorney General") and the Insurance Commissioner of the State of Connecticut to resolve all issues related to their investigations into certain insurance brokerage and insurance agency practices and to settle a lawsuit brought in August 2005 by the CT Attorney General alleging violations of the Connecticut Unfair Trade Practices Act and the Connecticut Unfair Insurance Practices Act. As part of this settlement, HRH agreed to take certain actions including establishing a $30 million national fund for distribution to certain clients, enhancing disclosure practices for agency and broker clients, and declining contingent compensation on brokerage business. The Company has co-operated fully with other similar investigations by the regulators and/or attorneys general of other jurisdictions, some of which have been concluded with no indication of any finding of wrongdoing.

The European Commission issued questionnaires pursuant to its Sector Inquiry or, in respect of Norway, the European Free Trade Association Surveillance Authority, related to insurance business practices, including compensation arrangements for brokers, to at least 150 European brokers including our operations in nine European countries. The Company responded to the European Commission questionnaires and has filed the European Free Trade Association Surveillance Authority for two of its Norwegian entities. The European Commission reported on a final basis on September 25, 2007, expressing concerns over potential conflicts of interest in the industry relating to remuneration and binding authorities when assuming a dual role for clients and insurers and also over the nature of the coinsurance market. The Company continues to co-operate with both the European Commission and the European Free Trade Association Surveillance Authority.

Since August 2004, the Company and HRH (along with various other brokers and insurers) have been named as defendants in purported class actions in various courts across the United States. All of these actions have been consolidated or are in the process of being consolidated into a single action in the U.S. District Court for the District of New Jersey ("MDL"). There are two amended complaints within the MDL, one that addresses employee benefits ("EB Complaint") and one that addresses all other lines of insurance ("Commercial Complaint"). HRH was a named defendant in the EB Complaint, but has since been voluntarily dismissed. HRH is a named defendant in the Commercial Complaint. The Company is a named defendant in both MDL Complaints. The EB Complaint and the Commercial Complaint seek monetary damages, including punitive damages, and equitable relief and make allegations regarding the practices and conduct that have been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers have breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and participated in other improper activities. The Complaints also allege the existence of a conspiracy among insurance carriers and brokers and allege violations of federal antitrust laws, the federal RICO statute and the Employee Retirement Income Security Act of 1974 ("ERISA"). In separate decisions issued in August and September 2007, the antitrust and RICO claims were dismissed with prejudice and the state claims were dismissed without prejudice from both Complaints. Plaintiffs have filed a notice of appeal regarding these dismissal rulings and oral arguments on this appeal are scheduled to be heard in April 2009. In January 2008, the Judge dismissed the ERISA claims with prejudice from the EB Complaint. Additional actions could be brought in the future by individual policyholders. The Company disputes the allegations in all of these suits and has been and intends to continue to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

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

Two former clients of Willis Limited, American Reliable Insurance Company and one of its associated companies ("ARIC") and CNA Insurance Company Limited and two of its associated companies ("CNA") have each terminated their respective tolling agreements with Willis Limited and commenced litigation in September 2007 and January 2008, respectively, in the English Commercial Court against Willis Limited. ARIC has alleged conspiracy between a former Willis Limited employee and the ARIC underwriter as well as negligence and CNA has alleged deceit and negligence by the same Willis Limited employee both in connection with placements of personal accident reinsurance in the excess of loss market in London and elsewhere. The Company disputes these allegations and is vigorously defending itself in these actions. ARIC's asserted claim is approximately $257 million (plus unspecified interest and costs) and CNA's asserted claim is approximately $251 million (plus various unspecified claims for exemplary damages, interest and costs). Pleadings have been exchanged in both actions and the parties have been and continue to be engaged in extensive discovery prior to the trial which the Court has fixed on a preliminary basis for ten weeks commencing October 7, 2009. The Company cannot predict at this time what, if any, damages might result from these claims but has kept its errors and omissions insurance carriers fully informed of developments in the claims. The Company believes that any amounts required to resolve the claims will be covered by errors and omissions insurance.

Various arbitrations continue to be active and from time to time the principals request co-operation from the Company and suggest that claims may be asserted against the Company. Such claims may be made against the Company if reinsurers do not pay claims on policies issued by them. The Company cannot predict at this time whether any such claims will be made or the damages that may be alleged.

Gender Discrimination Class Action

In March 2008, the Company settled an action in the United States District Court for the Southern District of New York commenced against the Company in 2001 on behalf of an alleged nationwide class of present and former female officer and officer equivalent employees alleging that the Company discriminated against them on the basis of their gender and seeking injunctive relief, money damages, attorneys' fees and costs. Although the Court had denied plaintiffs' motions to certify a nationwide class or to grant nationwide discovery, it did certify a class of approximately 200 female officers and officer equivalent employees based in the Company's offices in New York, New Jersey and Massachusetts. The settlement agreement provides for injunctive relief and a monetary payment, including the amount of attorney fees plaintiffs' counsel are entitled to receive, which was not material to the Company. In December 2006, a former female employee, whose motion to intervene in the class action was denied, filed a purported class action in the United States District Court, Southern District of New York, with almost identical allegations as those contained in the suit that was settled in 2008, except seeking a class period of 1998 to the time of trial (the class period in the settled suit was 1998 to the end of 2001). The Company's motion to dismiss this suit was denied and the

Court did not grant the Company permission to immediately file an appeal from the denial of its motion to dismiss. The suit was recently amended to include two additional plaintiffs. The parties are in the discovery phase of the litigation. The Company cannot predict at this time what, if any, damages might result from this action.

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

Item 4—Submission of Matters to a Vote of Security Holders

None.

 PART II

Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Shares have been traded on the New York Stock Exchange under the symbol "WSH" since June 11, 2001. The high and low sale prices of our Shares, as reported by the New York Stock Exchange, are set forth below for the periods indicated.

Price Range of Shares
	High	Low
2007:
First Quarter	$ 41.94	$ 38.62
Second Quarter	$ 46.64	$ 39.07
Third Quarter	$ 44.67	$ 37.88
Fourth Quarter	$ 43.15	$ 36.69
2008:
First Quarter	$ 37.97	$ 30.40
Second Quarter	$ 37.35	$ 31.33
Third Quarter	$ 35.21	$ 29.76
Fourth Quarter	$ 33.59	$ 19.53
2009:
First Quarter (through February 17, 2009)	$ 26.32	$ 21.71

On February 17, 2009, the last reported sale price of our Shares as reported by the New York Stock Exchange was $23.97 per Share. As of February 17, 2009 there were approximately 2,600 shareholders of record of our Shares.

Dividends

We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. The dividend payment dates and amounts are as follows:

Payment Date	$ Per Share
January 15, 2007	$0.235
April 16, 2007	$0.250
July 16, 2007	$0.250
October 15, 2007	$0.250
January 14, 2008	$0.250
April 14, 2008	$0.260
July 14, 2008	$0.260
October 13, 2008	$0.260
January 16, 2009	$0.260

On February 11, 2009 our Board of Directors declared a regular quarterly cash dividend of $0.26 per share, which will be payable on April 13, 2009 to shareholders of record on March 31, 2009.

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

Total Shareholder Return

The following graph demonstrates a five year comparison of cumulative total returns for the Company, the S&P 500 and a peer group comprised of the Company, Aon Corporation, Arthur J. Gallagher & Co., Brown & Brown Inc., and Marsh & McLennan Companies, Inc. The comparison charts the performance of $100 invested in the Company, the S&P 500 and the peer group on January 1, 2003, assuming full dividend reinvestment.

Unregistered Sales of Equity Securities and Use Of Proceeds

In addition to issuances disclosed in our quarterly filings throughout 2008 the Company issued a total of 71,989 shares of common stock, during the period from October 1, 2008 to December 31, 2008 without registration under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of such Act relating to sales by an issuer not involving a public offering, none of which involved the sale of more than 1 percent of the outstanding shares of common stock of the Company.

The following sales of shares related to partial consideration for the acquisition of interests in the following companies to their former shareholders, other than for the company last listed, which related to full consideration for the shares acquired:

Date of Sale	Number of Shares	Acquisition
December 1, 2008	24,887	Coyle Hamilton Willis Holdings Limited
December 20, 2008	47,102	Heyerdahl Brokers AS

Issuer Purchases of Equity Securities

The following shares of the Company's common stock were repurchased by the Company during the fourth quarter on a trade date basis:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Fees and Price Adjustments	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
October 1, to October 31, 2008	7,342	$31.703	7,342	$232,763	$924,778,829
November 1, to November 30, 2008	—	—	—	—	$924,778,829
December 1, to December 31, 2008	—	—	—	—	$924,778,829

Following the acquisition of HRH on October 1, 2008, certain HRH employees surrendered 7,342 shares to the Company in lieu of taxes payable on HRH restricted stock which vested immediately prior to the acquisition. There were no other repurchases of the Company's common stock during the quarter ended December 31, 2008.

On November 1, 2007, the Board of Directors authorized an open-ended plan to purchase, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, shares of the Company's common stock at an aggregate purchase price of up to $1 billion. This authorization replaced the $308 million remaining under the Company's previously announced $1 billion repurchase plan. In addition the board authorized in June 2008, the repurchase of up to the number of shares issued by the Company in connection with the acquisition of HRH.

Item 6—Selected Financial Data

Selected Historical Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with the audited consolidated financial statements of the Company and the related notes and Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

The selected historical consolidated financial data presented below as of and for each of the five years ended December 31, 2008 have been derived from the audited consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

	Year ended December 31,
	2004	2005	2006	2007	2008
	(millions, except per share data)
Statement of Operations Data
Total revenues	$2,275	$2,267	$2,428	$2,578	$2,834
Salaries and benefits (including share-based compensation of $20, $18, $18, $33, $40)	(1,218)	(1,384)	(1,457)	(1,448)	(1,642)
Other operating expenses	(391)	(405)	(454)	(460)	(605)
Regulatory settlements	—	(51)	—	—	—
Depreciation expense	(41)	(43)	(49)	(52)	(54)
Amortization of intangible assets	(6)	(11)	(14)	(14)	(36)
Gain on disposal of London headquarters	—	—	102	14	7
Net gain (loss) on disposal of operations	11	78	(4)	2	—

Operating income	630	451	552	620	504
Interest expense	(22)	(30)	(38)	(66)	(105)
Premium on redemption of subordinated notes	(17)	—	—	—	—

Income before income taxes, interest in earnings of associates and minority interest	591	421	514	554	399
Income taxes	(197)	(143)	(63)	(144)	(97)
Interest in earnings of associates, net of tax	15	14	16	16	22
Minority interest, net of tax	(7)	(11)	(18)	(17)	(21)

Net income	$402	$281	$449	$409	$303

Earnings per share—basic	$2.56	$1.75	$2.86	$2.82	$2.05
Earnings per share—diluted	$2.42	$1.72	$2.84	$2.78	$2.05

Average number of shares outstanding
—basic	157	161	157	145	148
—diluted	166	163	158	147	148

Balance Sheet Data (as of year end)
Goodwill	$1,491	$1,507	$1,564	$1,648	$3,275
Other intangible assets	60	77	92	78	682
Total assets(i)	11,641	12,194	13,378	12,969	16,402
Net assets	1,432	1,281	1,496	1,395	1,895
Total long-term debt	450	600	800	1,250	1,865
Common shares and additional paid-in capital	817	557	388	41	886
Total stockholders' equity	1,412	1,256	1,454	1,347	1,845

	Year ended December 31,
	2004	2005	2006	2007	2008
	(millions, except per share data)
Other Financial Data
Capital expenditures	$49	$32	$55	$185	$94
Cash dividends declared per common share	$0.75	$0.86	$0.94	$1.00	$1.04

(i)
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

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes references to non-GAAP financial measures as defined in Regulation G of SEC rules. We present such non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company's operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. These financial measures should be viewed in addition to, not in lieu of, the Company's consolidated financial statements for the year ended December 31, 2008.

This discussion includes forward-looking statements, including under the heading "Summary—2008 Expense Review," "—Market outlook" and "—Financial Targets". Please see "Information Concerning Forward-Looking Statements" for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in the forward-looking statements.

BUSINESS OVERVIEW AND MARKET OUTLOOK

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

We derive most of our revenues from commissions and fees for brokerage and consulting services and we do not determine the insurance premiums on which our commissions are generally based. Fluctuations in these premiums charged by the insurance carriers have a direct and potentially material impact on our results of operations. Commission levels generally trend with such premium levels as they are derived from a percentage of the premiums paid by the insureds. Due to the cyclical nature and impact of other market conditions on insurance premiums, they may vary widely between accounting periods. Such variations can result in a reduction in premium rates leading to downward pressure on commission revenues (a "soft" market) which in turn can have a potentially material impact on our commission revenues and operating margin.

A "hard" market occurs when premium uplifting factors, including a greater than anticipated loss experience or capital shortages, more than offset any downward pressures on premiums. This usually has a favorable impact on our commission revenues and operating margin.

From 2000 through 2003 we benefited from a hard market with premium rates stable or increasing. During 2004, we saw a rapid transition from a hard market to a soft market, with premium rates falling in most markets. The soft market continued through 2005 and 2006 with rates declining in most sectors, with the exception of catastrophe exposed markets.

In 2007, the market softened further and this has continued through 2008 with year on year premium rate decreases averaging approximately 10 percent across our market sectors during 2008.

It is possible that the market may harden in 2009 as insurers seek higher premiums to cover a combination of weak investment returns, significant losses in 2008 and three years of soft market underwriting. In the reinsurance market, we have seen stabilization in rates and early signs of market recovery going into 2009.

However, these potential benefits may be offset in whole or in part by potential changes in the buying behavior of some of our clients as their businesses suffer from the current global market uncertainty. In particular, financial institutions, construction, aviation, and logistics businesses such as marine cargo are most likely to be affected. Further, the global economic activity is also negatively affecting some of the international economies that have supported the strong growth in our International operations. Our employee benefits practice may also be adversely affected as businesses continue to downsize during this period of economic turmoil.

EXECUTIVE SUMMARY

Overview

Despite the difficult trading conditions in 2008, we reported 4 percent organic commissions and fee growth in 2008 compared with 2007, reflecting growth in our International and Global Specialties operations, partly offset by a 1 percent fall in North America organic commissions and fees.

Operating margin for full year 2008 was 18 percent compared with 24 percent for 2007, of which 4 percentage points were attributable to charges relating to our 2008 expense review and 2 percentage points were attributable to the impact of foreign exchange movements.

In October 2008, we completed the acquisition of HRH, the eighth largest insurance and risk intermediary in the United States. The acquisition doubled our North America revenues and the combined Willis HRH operation has critical mass in key markets including California, Florida, Texas, Illinois, New York, Boston, New Jersey and Philadelphia.

Results 2008 compared with 2007

Net income in 2008 was $303 million, or $2.05 per diluted share, compared with $409 million, or $2.78 per diluted share, in 2007. The benefits of good organic revenue growth, improved margins in our International and Global operations and a lower effective tax rate were more than offset by a $0.45 per diluted share impact of charges for the 2008 expense review and a $0.27 per diluted share year on year impact from foreign exchange, discussed in detail within "General and administrative expenses" below.

HRH's fourth quarter results, net of related funding costs and intangible amortization, contributed $0.04 per diluted share. New shares issued as part consideration for the HRH acquisition had an $0.11 dilutive impact on full year diluted earnings per share.

Total revenues at $2,834 million were $256 million, or 10 percent, higher than in 2007. Organic revenue growth of 4 percent, a 7 percent benefit from net acquisitions and disposals primarily reflecting the HRH acquisition and a 1 percentage point benefit from foreign currency translation were partly offset by lower investment and other income. Organic revenue growth of 4 percent reflected net new business growth of 6 percent and a 2 percent negative impact from declining rates and other market factors. Net new business growth benefitted from a 1 percentage point improvement in client retention rate to 91 percent, compared with 90 percent in 2007.

Operating margin at 18 percent in 2008 was 6 percentage points lower than in 2007 with the decrease mainly reflecting:

•
the $92 million charge for the 2008 expense review, equivalent to 4 percentage points;

•
an adverse year on year impact from foreign currency translation, equivalent to approximately 2 percentage points;

•
a $22 million increase in intangibles amortization, of which $21 million related to HRH;

•
our continued investment in targeted new hires and Shaping our Future initiatives; and

•
lower investment and other income;

  partly offset by

•
increased productivity, with revenues per full time equivalent ("FTE") employee increasing to $190,000 in 2008 compared with $186,000 in 2007;

•
HRH's $38 million operating income in fourth quarter 2008, equivalent to 1 percentage point; and

•
good cost control, the realization of savings from last year's Shaping our Future initiatives and lower pension costs.

A combination of factors, including a reduction in the UK corporate tax rate and a change in our geographical mix of income, enabled us to reduce our effective underlying tax rate to 26 percent in 2008 compared with 30 percent in 2007. This underlying rate excludes the tax effects of the disposal of our London headquarters, gains and losses on disposal of operations and the benefit of the release of tax provisions relating to the resolution of prior period tax positions.

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

HRH acquisition

On October 1, 2008, we completed the acquisition of HRH, the eighth largest insurance and risk management intermediary in the United States.

We believe that the acquisition of HRH will:

•
substantially improve our position in key markets including California, Florida, Texas, Illinois, New York, Boston, New Jersey and Philadelphia;

•
greatly strengthen our position as a middle market broker and reinforce our large account presence; and

•
enable the combined Willis HRH operation to deliver enhanced value to clients through a more robust and diversified platform.

We also expect to achieve significant synergies by 2010 of approximately $140 million as we centralize HRH's dispersed back office processes and integrate these into Willis hubs, rationalize the combined office network and close down HRH's Richmond head office.

Assuming the acquisition had occurred on January 1, 2007, pro forma combined revenues for the Group for full year 2008 would have been $3,451 million (2007: $3,378 million), of which $1,546 million, or 45 percent (2007: $1,586 million, or 47 percent), would be attributable to North America operations.

Total consideration paid by Willis for HRH was approximately $1.8 billion, which comprised approximately 24.4 million shares of common stock valued at $792 million and $982 million of cash. The total purchase price of approximately $2.1 billion included the assumption of approximately $340 million of HRH existing debt. The funding of the HRH transaction is discussed in "Cash and financing" below.

On acquisition we recognized an intangible asset of $639 million comprising:

October 1, 2008
(millions)
Customer relationships	$593
Non-compete agreements	36
Trade names	10

$639

Customer relationships were identified as the key intangible asset as HRH has historically generated approximately 95 percent of its revenues from existing customers. The charge for HRH's intangible amortization was $21 million in fourth quarter 2008; we expect the full year 2009 charge relating to HRH's intangibles to be $82 million.

We recognized goodwill on the acquisition of $1.6 billion. However, we are still in the process of finalizing the valuation of certain assets and liabilities, thus the purchase price allocation is still subject to refinement.

HRH is being rapidly integrated into our North America segment. We complete our annual goodwill impairment review in the fourth quarter. Based on our forecasts of the combined Willis HRH's future revenue streams and anticipated synergies from the deal, we believe the combined goodwill for North America of $1,810 million was not impaired as of December 31, 2008. However, if we fail to recognize some or all of the strategic benefits and synergies expected from the HRH transaction, goodwill may be impaired in future periods.

Other acquisitions

Additionally in 2008, we acquired a further 10 percent of voting rights in Gras Savoye & Cie, our French associate at a cost of approximately $70 million, bringing our ownership share of voting rights to approximately 48 percent as at December 31, 2008.

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

In 2008, we incurred a pre-tax charge of $92 million ($66 million net of tax, equivalent to $0.45 per diluted share) comprising:

•
$42 million to buy out remuneration packages that no longer align with the Group's overall remuneration strategy;

•
$24 million of severance costs relating to approximately 350 positions which have been eliminated; and

•
$26 million of other operating expenses, including property and systems rationalization costs.

In light of the current global economic uncertainty, we are vigorously reviewing our cost base and will continue our right-sizing initiatives in 2009. Our current right-sizing initiatives emphasize cost discipline including talent management, location optimization and aggressive reduction of discretionary spending. We now expect that the 2008 charges above, together with the benefits of the ongoing review, may lead to 2009 cost savings in excess of the $45 million to $55 million originally estimated.

Financial targets

In light of the current uncertainty in the global economy, we have suspended our practice of providing annual earnings guidance for the year ahead, as we cannot predict the potential impact of this uncertainty on insurance pricing or on potential changes in the buying decisions of clients with any degree of certainty.

In addition, our previously stated earnings per share targets should not be relied upon.

Cash and financing

Cash at December 31, 2008 was $176 million; $24 million lower than at December 31, 2007.

Net cash from operating activities of $211 million and net proceeds from the issuance of long and short-term debt totaling $1,669 million, together with a net $30 million benefit from other smaller cash flows less the impact of foreign exchange, were used to fund:

•
acquisitions of $978 million, of which $926 million related to HRH;

•
repayments of outstanding debt of $641 million, of which $341 million related to HRH debt assumed on the acquisition;

•
dividend payments of $146 million;

•
fixed asset additions of $94 million, of which $38 million related to our new London headquarters building; and

•
share buybacks of $75 million.

Total long-term debt at December 31, 2008 was $1,865 million (December 31, 2007: $1,250 million), total short-term debt was $785 million (December 31, 2007: nil) and total stockholders' equity was $1,845 million (December 31, 2007: $1,347 million) giving a capitalization ratio (total long-term and short-term debt to total long-term debt, short-term debt and stockholders' equity) of 59 percent at December 31, 2008 compared with 48 percent at December 31, 2007. The 11 percent increase in the capitalization ratio is mainly attributable to debt drawn down as part of the HRH acquisition, partly offset by the $792 million equity issued to fund the remainder of the transaction.

On October 1, 2008, we funded the HRH acquisition with $1 billion from an interim credit facility and $525 million from a $700 million 5-year term loan facility. In addition, we repaid the outstanding balance on our existing revolving credit facility and replaced this with a new 5-year $300 million line of credit.

During fourth quarter 2008, we repaid $250 million of the then outstanding $1 billion balance on the interim credit facility funded by using free cash flow (cash flow from operating and investing activities excluding acquisitions, disposals and additional pension contributions) of $75 million together with the draw down of the remaining $175 million available under the 5-year term loan facility.

In February 2009, we entered into an agreement with Goldman Sachs Mezzanine Partners to issue 12.875 percent senior unsecured notes due 2016 in an aggregate principal amount of $500 million. The transaction is subject to customary closing conditions and is expected to close during March 2009. The net proceeds of the issue will be used to repay approximately $480 million of the interim credit facility. We expect to be able to repay the approximately $270 million remaining balance on this short-term facility over the next two quarters from free cash flow and proceeds from the sale of non-core businesses.

Over time, following full repayment of the interim credit facility, and subject to limitations in our debt facilities, we also plan to repurchase the majority of the shares issued in connection with the acquisition of HRH under our existing $1 billion buyback authorization.

Liquidity

We believe that existing cash and cash equivalents at December 31, 2008 of $176 million, the consummation of the agreement with Goldman Sachs Mezzanine Partners to issue $500 million of senior unsecured notes, availability under our $300 million revolving credit facility together with future generation of free cash flow and proceeds from the sale of non-core businesses should be adequate to meet our cash needs for at least the next 12 months. These sources of liquidity should also be adequate to finance full repayment of the $750 million outstanding balance on our interim credit facility, current portions of our long-term debt and other contractual obligations and presently known operating needs.

Long-term liquidity for debt service and other contractual obligations will be dependent on continued generation of free cash flow and,

given favorable market conditions, future borrowings or refinancing. However, our cash requirements could be materially affected by a deterioration in our results of operations, as well as various uncertainties discussed in this section and elsewhere in this document, which could require us to pursue other financing options, including, but not limited to, additional borrowings, debt refinancing, asset sales or other financing alternatives. With the current tightening in the credit markets, the amount and terms, if any, of these financing sources cannot be assured.

We continue to identify and implement further actions to control costs and enhance our operating performance, including cash flow. These actions include the rationalization of our cost base through the 2008 expense review and our ongoing right-sizing initiatives to achieve best fit within the current environment.

Share buybacks

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced our previous $1 billion buyback program and its remaining $308 million authorization. In addition the board authorized in June 2008, the repurchase of up to the number of shares issued by the Company in connection with the acquisition of HRH.

In first quarter 2008, we repurchased 2.3 million shares at a cost of $75 million under the new authorization of which $925 million is outstanding.

London headquarters

We completed the move from Ten Trinity Square into our new London headquarters on Lime Street in April 2008. We entered into an agreement to lease the Lime Street building in November 2004, and took control of the building in June 2007, under a 25 year lease. Annual rentals are approximately $35 million per year and we have subleased or agreed to sublease approximately 30 percent of the site under leases with terms up to 15 years. The outstanding contractual obligation for lease rentals at December 31, 2008 was $720 million and the amounts receivable from committed subleases were $106 million.

OPERATING RESULTS—GROUP

Revenues

2008 compared with 2007

				Change attributable to:
	2008	2007	% change	Foreign currency translation	Acquisitions and disposals	Organic revenue growth(i)(ii)
	(millions)
Global	$784	$750	5%	0%	3%	2%
North America	912	751	21%	0%	22%	(1)%
International	1,055	962	10%	1%	0%	9%

Commissions and fees	$2,751	$2,463	12%	1%	7%	4%

Investment income	81	96	(16)%
Other income	2	19	(89)%

Total revenues	$2,834	$2,578	10%

(i)
Organic revenue growth excludes the impact of foreign currency translation, the first twelve months of net commission and fee revenues generated from acquisitions, the net commission and fee revenues related to operations disposed of in each period presented, market remuneration, investment income and other income from reported revenues. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

(ii)
Effective October 1, 2008, we changed how we calculate organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded from organic growth in commissions and fees.

Our 2008 total revenues at $2,834 million were $256 million, or 10 percent, higher than in 2007, reflecting a 7 percent benefit from net acquisitions and disposals principally attributable to HRH, organic commissions and fee growth of 4 percent and a 1 percentage point benefit from foreign currency translation, partly offset by lower investment and other income.

Our International and Global operations earn a significant portion of their revenues in currencies other than the US dollar. For the year ended December 31, 2008, reported revenues in International benefited from the year on year weakening of the US dollar against the euro, compared with 2007. However, in our Global operations the revenue line benefit of the stronger euro was offset by sterling weakening against the US dollar, compared with 2007.

Investment income was $81 million for 2008, $15 million lower than in 2007, with the decrease reflecting lower average interest rates in 2008. We expect investment income to decrease by approximately $20 million in 2009 compared with 2008 as interest rates have continued to experience sharp declines across the globe. This estimated decrease includes the mitigating effect of our forward hedging program, from which we expect to generate significant savings compared to LIBOR based rates.

Other income was $2 million for 2008, $17 million lower than in 2007 which benefited from a higher than usual level of proceeds from the sale of books of business.

Organic growth in commissions and fees in 2008 was 4 percent compared with 2007, reflecting

•
net new business growth of 6 percent which comprised good growth in our International and Global Specialties businesses offset by lower revenues in North America and Reinsurance. Net new business growth also included the benefit of our Shaping our Future growth initiatives and a 1 percentage point improvement in client retention rates to 91 percent for 2008 compared with 90 percent for 2007;

partly offset by

•
a negative 2 percent impact from premium rates and other market factors in 2008. The impact of significant rate decreases in both periods has been tempered by the benefit of other market factors, including higher commission rates, client profitability analyses, higher insured values and changes in limits or exposures.

Organic revenue growth by segment is discussed further in "Operating Results—Segment Information" below.

2007 compared with 2006

				Change attributable to:
	2007	2006	% change	Foreign currency translation	Acquisitions and disposals	Organic revenue growth(i)(ii)
	(millions)
Global	$750	$737	2%	1%	1%	0%
North America	751	744	1%	0%	0%	1%
International	962	847	14%	6%	0%	8%

Commissions and fees	$2,463	$2,328	6%	2%	1%	3%

Investment income	96	87	10%
Other income	19	13	46%

Total revenues	$2,578	$2,428	6%

(i)
Organic revenue growth excludes the impact of foreign currency translation, the first twelve months of net commission and fee revenues generated from acquisitions, the net commission and fee revenues related to operations disposed of in each period presented, market remuneration, investment income and other income from reported revenues. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

(ii)
Effective October 1, 2008, we changed how we calculate organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded from organic growth in commissions and fees.

Our 2007 total revenues of $2,578 million were $150 million, or 6 percent, higher than in 2006 of which 2 percent was attributable to foreign currency translation and 1 percent to net acquisitions and disposals.

For the year ended December 31, 2007, reported revenues in International benefited significantly from the year on year effect of foreign currency translation, in particular due to the weakening of the dollar against both sterling and the euro, compared with 2006.

Net acquisitions and disposals added a net 1 percent to total revenues in 2007 which was primarily attributable to the acquisitions of: InsuranceNoodle in Chicago; Burkart Risk Consulting and Partner in Switzerland; and Gras Savoye Re, a new venture with Gras Savoye & Cie.

Organic growth in commissions and fees in 2007 was 3 percent compared with 2006, reflecting

•
net new business growth of 4 percent, together with the benefit of maintaining client retention levels in excess of 90 percent;

partly offset by

•
a negative 1 percent impact from premium rates and other market factors, with the impact of the significant rate decreases largely offset by the benefit of other market factors, including higher commission rates, client profitability analyses, higher insured values and changes in limits or exposures.

Organic revenue growth by segment is discussed further in "Operating Results—Segment Information" below.

General and administrative expenses

	2008	2007	2006
	(millions, except percentages)
Salaries and benefits	$1,642	$1,448	$1,457
Other	605	460	454

General and administrative expenses	$2,247	$1,908	$1,911

Salaries and benefits as a percentage of revenues	58%	56%	60%
Other as a percentage of revenues	21%	18%	19%

2008 compared with 2007

General and administrative expenses at $2,247 million for 2008 were $339 million, or 18 percent, higher than in 2007 of which:

•
$141 million, or 7 percentage points, was attributable to the fourth quarter acquisition of HRH;

•
$92 million, or 5 percentage points, was attributable to the charge for the 2008 expense review discussed above, of which $66 million related to salaries and benefits and $26 million to other expenses; and

•
a foreign exchange loss of $68 million, or 4 percentage points, including $34 million related to the revaluation of our UK pension benefits asset as discussed below together with $23 million relating to pound sterling purchases to fund the Company's contributions to the plan.

Salaries and benefits were 58 percent of 2008 revenues, compared with 56 percent in 2007, with the increase reflecting:

•
the $66 million charge relating to the 2008 expense review; and

•
continued hiring in targeted development areas including selected US regions; targeted International growth areas such as Spain, Italy, Denmark and Brazil; and a number of our London specialty businesses;

partly offset by

•
increased productivity: average revenues per FTE employee at constant exchange rates were approximately $190,000 in 2008 compared with $186,000 in 2007;

•
the benefits of cost controls and previous Shaping our Future initiatives; and

•
a $15 million reduction in pension charges. This decrease was mainly attributable to an increase in the expected return on assets in the UK pension plan reflecting higher opening asset levels due to the significant additional contributions we have made.

Net headcount on an FTE basis at December 31, 2008 was approximately 17,000 compared with approximately 13,000 at December 31, 2007, with the increase primarily reflecting the acquisition of HRH. The increase in average revenues per FTE employee discussed above reflected growth across all business units, particularly driven by our International business which has continued its record of outstanding growth.

Other expenses were 21 percent of revenues in 2008 compared with 18 percent in 2007, with the increase reflecting:

•
$33 million additional other expenses in fourth quarter 2008 as a result of the HRH acquisition, equivalent to approximately 1 percentage point;

•
the $26 million charge relating to the 2008 expense review, equivalent to approximately 1 percentage point; and

•
a $34 million foreign exchange loss related to the revaluation of our UK pension benefits asset. This asset is a sterling denominated asset but a portion of the asset is held within our UK London market operations, which are US dollar denominated for accounting purposes. As the dollar strengthened significantly against sterling in 2008, the revaluation of the sterling pension benefits asset gave rise to a foreign exchange loss.

We have a program that hedges our sterling cash outflows from our London market operations, as part of which we hedge the sterling denominated cash contributions into the UK pension plan. However, we do not hedge against the pension benefits asset or liability recognized for accounting purposes.

The effects of the above increases were partly mitigated by the benefits of our continued focus on cost controls.

2007 compared with 2006

General and administrative expenses at $1,908 million for 2007 were $3 million lower than in 2006. This decrease was mainly attributable to:

•
the 2006 strategic initiative expenditure of $96 million relating to the launch of our Shaping our Future strategy, of which $59 million related to salaries and benefits and $37 million to other expenses; and

•
the benefits of our Shaping our Future initiatives;

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

Other expenses in 2007 also included $13 million of rent on our then existing London headquarters building, following its sale and leaseback in September 2006. We terminated this lease when we completed the move to our new London headquarters in April 2008. Of the $121 million pre-tax gain on the sale of the building, $22 million was deferred and subsquently recognized over the revised life of the lease, of which $14 million was recognized in 2007.

Depreciation and amortization

Depreciation and amortization of $90 million in 2008 was $24 million higher than in 2007 with the increase primarily attributable to a $21 million charge in fourth quarter 2008 in respect of intangible assets recognized on the HRH acquisition.

Depreciation and amortization was $66 million in 2007 compared to $63 million in 2006 with the increase mainly attributable to the initial depreciation of assets associated with World Financial Center, our new lease in New York.

Operating income and margin (operating income as a percentage of revenues)

	2008	2007	2006
	(millions, except percentages)
Revenues	$2,834	$2,578	$2,428
Operating income	504	620	552
Operating margin or operating income as a percentage of revenues	18%	24%	23%

2008 compared with 2007

Operating margin was 18 percent in 2008 compared with 24 percent in 2007. This decrease reflected the impact of:

•
the $92 million charge for the 2008 expense review, equivalent to 4 percentage points;

•
a negative 2 percentage point impact from foreign exchange movements as discussed in "General and administrative expenses" above;

•
a $22 million increase in intangibles amortization, of which $21 million related to HRH;

•
our continued investments in targeted new hires and Shaping our Future initiatives; and

•
lower investment and other income;

partly offset by

•
increased productivity, with revenues at constant exchange rates per FTE employee increasing to $190,000 in 2008 compared with $186,000 in 2007;

•
a $38 million benefit from the operating income contribution of HRH in the fourth quarter; and

•
good cost control, the realization of savings from Shaping our Future initiatives and lower pension costs.

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

Interest expense

Interest expense in 2008 of $105 million was $39 million higher than in 2007 with the increase reflecting:

•
$18 million additional interest expense in 2008 relating to our new term loan and interim credit facilities connected with the HRH acquisition;

•
a $9 million charge for amortization of debt fees associated with the above facilities;

•
$9 million additional interest expense in 2008 due to fixed term $600 million senior notes issued in March 2007; and
•
increased interest relating to higher average drawings under our revolving credit facilities.

Interest expense was $66 million in 2007 compared with $38 million in 2006, with the increase due to higher average levels of debt at higher interest rates following the issuance of $600 million of senior notes in March 2007. Interest expense will increase in 2009 as a result of higher average levels of debt due to the HRH acquisition and higher rates of interest on the anticipated Goldman Sachs financing.

Income taxes

	2008	2007	2006
	(millions, except percentages)
Income before taxes	$399	$554	$514
Income taxes	97	144	63
Effective tax rate	24%	26%	12%

2008 compared with 2007

The effective tax rate in 2008 was 24 percent compared with 26 percent in 2007, with the decrease in rate reflecting:

•
a change in the geographical mix of profits with a greater proportion of profits being earned outside the United States;

•
non-taxable exchange gains arising from the significant movement in the exchange rate between the US dollar and sterling; and

•
a decrease in the statutory rate of corporation tax in the UK from 30 percent in 2007 to an effective rate of 28.5 percent in 2008;

partly offset by

•
the benefit of a $10 million release of tax provisions in 2007 compared to a $2 million release in 2008. Both 2008 and 2007 benefited from the release of tax provisions relating to prior tax periods following the resolution of tax issues surrounding prior debt refinancing; and

•
a one-off benefit of $4 million in 2007 relating to the restatement of the closing UK deferred tax liabilities to reflect the reduced rate of corporation tax applicable on the reversal of those liabilities.

2007 compared with 2006

The effective tax rate in 2007 was 26 percent compared with 12 percent in 2006. The lower effective tax rate in 2006 is primarily attributable to a $65 million tax credit in 2006 arising following the resolution of complex tax issues associated with the original KKR acquisition structure, together with a low tax rate on the gain on disposal of our previous London headquarters also in 2006.

Net income and diluted earnings per share

	2008	2007	2006
	(millions, except per share data)
Net income	$303	$409	$449
Diluted earnings per share	$2.05	$2.78	$2.84
Average diluted number of shares outstanding	148	147	158

2008 compared with 2007

Net income for 2008 was $303 million, or $2.05 per diluted share, compared to $409 million, or $2.78 per diluted share, in 2007 with the decrease mainly reflecting the impact of:

•
the $66 million post-tax impact of charges associated with the 2008 expense review, equivalent to $0.45 per diluted share; and

•
a year on year accounting loss of $0.27 per diluted share primarily relating to the retranslation of our sterling denominated UK pension benefits asset as discussed in

  "General and administrative expenses" above;

partly offset by

•
strong organic revenue growth in 2008; and

•
a year on year benefit from a lower effective tax rate of $0.09 per diluted share.

HRH's fourth quarter results, net of related funding costs and intangible amortization, contributed $0.04 per diluted share.

Average diluted sharecount increased from 147 million in 2007 to 148 million in 2008 as the impact of the 11.5 million shares repurchased under accelerated share repurchase programs in first half 2007 was more than offset by the additional 24.4 million shares issued on October 1, 2008 as part consideration for the HRH acquisition. The additional shares issued had a negative $0.11 cent impact on earnings per diluted share in 2008.

2007 compared with 2006

Net income for 2007 was $409 million, or $2.78 per diluted share, compared with $449 million, or $2.84 per diluted share, in 2006 with the decrease mainly reflecting the impact of:

•
the $94 million post-tax gain on the sale of our London headquarters in 2006, equivalent to $0.59 per diluted share;

•
the $71 million tax credit in 2006 as discussed above, equivalent to $0.45 per diluted share; and

•
a $20 million post-tax increase in interest expense in 2007 reflecting increased long-term borrowing to fund share buybacks and additional pension contributions, equivalent to $0.14 per diluted share;

partly offset by

•
the $74 million post-tax impact of expenditure in 2006 to launch our Shaping our Future strategic initiatives, equivalent to $0.47 per diluted share; and

•
increased revenues and the improved margin in 2007 as discussed above.

Foreign currency translation had a $0.06 negative year on year impact on diluted earnings per share in 2007.

Average diluted sharecount reduced from 158 million in 2006 to 147 million in 2007 primarily reflecting the impact of the 15 million shares repurchased under accelerated share repurchase programs in November 2006 and March 2007. After taking into account incremental funding costs, there was a $0.09 benefit to diluted earnings per share from these share buybacks for 2007.

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

The following table is a summary of our operating results by segment for the three years ending December 31, 2008:

	2008(i)			2007(i)			2006(i)
	Revenues	Operating Income	Operating Margin	Revenues	Operating Income	Operating Margin	Revenues	Operating Income	Operating Margin
	(millions)			(millions)			(millions)
Global	$814	$240	29%	$796	$224	28%	$780	$244	31%
North America	929	143	15%	786	152	19%	777	134	17%
International	1,091	306	28%	996	251	25%	871	174	20%

Total Retail	2,020	449	22%	1,782	403	23%	1,648	308	19%
Corporate & Other(ii)	—	(185)	n/a	—	(7)	n/a	—	—	n/a

Total Consolidated	$2,834	$504	18%	$2,578	$620	24%	$2,428	$552	23%

(i)
In 2008, the Company changed its basis of segmental allocation for central costs. All accounting adjustments for foreign exchange hedging activities and foreign exchange movements on the UK pension plan asset or liability are held at the Corporate level, together with legal costs that are managed centrally. As a result of this change, $nil in 2007 and $2 million net operating loss for full year 2006, previously allocated to the operating segments, has been reported within Corporate.

(ii)
Corporate and other includes the $92 million cost of the 2008 expense review (2007: $nil, 2006: $101 million of expenditure on second half 2006 Shaping our Future initiatives), foreign exchange hedging activities and foreign exchange on the UK pension plan asset of $47 million loss in 2008 (2007: $7 million, 2006: $10 million), amortization of intangible assets of $36 million (2007: $14 million, 2006: $12 million), net gains and losses on disposal of operations, certain legal costs, and in 2006 a $99 million gain on disposal of the Company's London headquarters net of leaseback costs.

Global

Our Global operations comprise Global Specialties and Reinsurance. The following table sets out revenues, organic revenue growth and operating income and margin for the three years ended December 31, 2008:

	2008	2007	2006
	(millions, except percentages)
Commissions and fees	$784	$750	$737
Investment income	30	46	43

Total revenues	$814	$796	$780

Operating income(i)	$240	$224	$244
Organic revenue growth(ii)(iii)	2%	0%	10%
Operating margin(i)	29%	28%	31%

(i)
In 2008, the Company changed its basis of segmental allocation for central costs. All accounting adjustments for foreign exchange hedging activities and foreign exchange movements on the UK pension plan asset or liability are held at the Corporate level, together with legal costs that are managed centrally. As a result of this change, $1 million net operating profit for full year 2007 and $10 million net operating loss for full year 2006, previously allocated to the Global segment, has been reported within Corporate.

(ii)
Organic revenue growth excludes the impact of foreign currency translation, the first twelve months of net commission and fee revenues generated from acquisitions, the net commission and fee revenues related to operations disposed of in each period presented, market remuneration, investment income and other income from reported revenues. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

(iii)
Effective October 1, 2008, we changed how we calculate organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded from organic growth in commissions and fees.

Revenues: 2008 compared with 2007

Commissions and fees were $34 million, or 5 percent, higher in 2008 compared with 2007 of which 3 percent was attributable to the net impact of acquisitions and disposals, mainly due to HRH's UK-based specialty business. There was no net impact from foreign currency translation as a benefit from the euro strengthening year on year against the dollar was offset by a negative impact from sterling weakening against the dollar.

Organic revenue growth was 2 percent as the benefit of good growth in Global Specialties was partly offset by lower commissions and fees in Reinsurance.

Global Specialties revenue growth reflected the benefit of good growth in Marine, Financial Institutions, Bloodstock, Jewelry, Specie and Global Markets and was achieved despite significant rate reductions.

Organic revenues in Reinsurance in 2008 were adversely impacted by a combination of declining rates and a reduction in amounts reinsured. We continue to make investments in Reinsurance to strengthen capital markets and analytics capabilities throughout the soft market and are beginning to see the positive results of this investment as we move into 2009.

Client retention levels in Global improved to 90 percent in 2008 compared with 89 percent in 2007.

Revenues: 2007 compared with 2006

Commissions and fees were $13 million, or 2 percent, higher in 2007 compared with 2006 of which 1 percent was attributable to the net impact of acquisitions and disposals and 1 percent to foreign currency translation. Organic revenue growth was flat in 2007 with the benefit of a 6 percent increase in Global

Specialties offset by a 4 percent decrease in Reinsurance.

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

Operating margin: 2008 compared with 2007

Operating margin in our Global operations was 29 percent in 2008 compared with 28 percent in 2007, as the benefit of organic revenue growth in Global Specialties was partly offset by the impact of lower revenues in Reinsurance and an adverse impact from foreign exchange.

Operating margin in Global Specialties increased in 2008 compared with 2007 as the benefit from organic revenue growth, lower pension costs and our Shaping our Future initiatives more than offset further spend on targeted hires and strategic initiatives.

Operating margin in Reinsurance in 2008 was broadly in line with 2007 as the impact of lower commissions and fees was largely offset by the benefits of Shaping our Future initiatives, lower pension costs and the positive results of our continued investments to strengthen capital markets and analytics capabilities throughout the soft market.

Operating margin: 2007 compared with 2006

Operating margin in our Global operations was 28 percent in 2007 compared with 31 percent in 2006. Revenues in our Global operations are largely US dollar denominated while our expense base is primarily sterling denominated. The weakening of average dollar rates against sterling generated a negative 2 percentage point impact on Global's margin.

Operating margin in Global Specialties decreased in 2007 compared with 2006 as the moderate revenue growth achieved against the backdrop of a very tough rate environment was more than offset by expense growth. The expense growth reflected an adverse impact from foreign exchange and continued hiring in targeted areas such as Construction, Energy and Financial Institutions, partly offset by the benefits of Shaping our Future initiatives, lower charges for pension costs and legal provisions and good cost control.

Reinsurance's operating margin in 2007 was broadly in line with 2006 as the decline in revenues, an adverse impact from foreign exchange and our continued investment in analytics were offset by the benefit of lower charges for pension costs and legal provisions, and good cost control.

North America

	2008	2007	2006
	(millions, except percentages)
Commissions and fees	$912	$751	$744
Investment income	15	18	21
Other income(i)	2	17	12

Total revenues	$929	$786	$777

Operating income(ii)	$143	$152	$134
Organic revenue growth(iii)(iv)	(1)%	1%	6%
Operating margin(ii)	15%	19%	17%

(i)
Other income represents gains on disposals of intangible assets, including books of business. Prior to January 1, 2008 these gains were reported within total commissions and fees but were excluded from organic revenue growth with effect from April 1, 2007. As a result of this change, $17 million previously reported within North America's commissions and fees in 2007, has been transferred to other income (2006: $12 million).

(ii)
In 2008, the Company changed its basis of segmental allocation for central costs. All accounting adjustments for foreign exchange hedging activities and foreign exchange movements on the UK pension plan asset or liability are held at the Corporate level, together with legal costs that are managed centrally. As a result of this change, $nil in 2007 and $3 million net operating profit for full year 2006, previously allocated to the North America segment, has been reported within Corporate.

(iii)
Organic revenue growth excludes the impact of foreign currency translation, the first twelve months of net commission and fee revenues generated from acquisitions, the net commission and fee revenues related to operations disposed of in each period presented, market remuneration, investment income and other income from reported revenues. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

(iv)
Effective October 1, 2008, we changed how we calculate organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded from organic growth in commissions and fees.

Revenues: 2008 compared with 2007

Commissions and fees in North America were $161 million, or 21 percent, higher in 2008 compared with 2007, of which $181 million was attributable to HRH's fourth quarter 2008 revenues. Excluding HRH, organic commissions and fees declined by 1 percent reflecting the soft market conditions.

Chicago, Georgia, Houston, Boston and Knoxville all generated growth in excess of 5 percent though several offices recorded significant declines in the difficult market conditions.

The integration of the HRH acquisition made good progress in fourth quarter 2008 with only 2 percent attrition of legacy HRH producers since the announcement of the HRH acquisition in June 2008.

Client retention levels improved to 91 percent in 2008, an increase of 3 percentage points from 2007, and productivity continued to improve with an approximately 2 percent rise in revenues per FTE employee in 2008 compared with 2007.

Revenues: 2007 compared with 2006

Commissions and fees in North America were $7 million, or 1 percent, higher in 2007 compared with 2006 which was attributable to organic growth. The organic revenue growth was achieved in the face of declining rates across most regions of the United States: MarketScout data for 2007 showed average property and casualty rate declines in the year of 13 percent. Despite the declining rates, we saw good growth in the Southeast, Central and New York regions and in our program business and employee benefits.

The rate of organic revenue growth moderated in 2007 compared to previous years as the focus was on profitable growth. From mid-2006 we moderated the pace of hiring and at the same time managed out under performers. Consequently, while there was a year on year decline in producers, revenue per FTE employee was 5 percent higher in 2007 compared with 2006.

Operating margin: 2008 compared with 2007

Operating margin in North America in 2008 was 15 percent compared with 19 percent in 2007. The decrease of 4 percentage points reflected:

•
lower commissions and fees, reflecting the soft market conditions;

•
a $15 million decrease in other income compared with 2007 which benefited from higher than usual proceeds from the sale of books of business; and
•
continued spend on targeted new hires and other initiatives;

partly offset by

•
the acquisition of HRH which contributed $38 million of operating income in fourth quarter 2008; and

•
the benefit of increased revenue per FTE employee and other cost savings.

Operating margin: 2007 compared with 2006

Operating margin in North America was 19 percent in 2007 compared with 17 percent in 2006 and reflected the benefit of the increased revenue per employee and effective expense control, together with a $5 million increase in proceeds from the sale of books of business. Margin improvement was most significant in our New York and Central regions.

International

	2008	2007	2006
	(millions, except percentages)
Commissions and fees	$1,055	$962	$847
Investment income	36	32	23
Other income(i)	—	2	1

Total revenues	$1,091	$996	$871

Operating income(ii)	306	251	174
Organic revenue growth(iii)(iv)	9%	8%	7%
Operating margin(ii)	28%	25%	20%

(i)
Other income represents gains on disposals of intangible assets, including books of business. Prior to January 1, 2008 these gains were reported within total commissions and fees but were excluded from organic revenue growth with effect from April 1, 2007. As a result of this change, $2 million previously reported within International's commissions and fees in 2007, has been transferred to other income (2006: $1 million).

(ii)
In 2008, the Company changed its basis of segmental allocation for central costs. All accounting adjustments for foreign exchange hedging activities and foreign exchange movements on the UK pension plan asset or liability are held at the Corporate level, together with legal costs that are managed centrally. As a result of this change, $1 million net operating loss for full year 2007 and $5 million net operating loss for full year 2006, previously allocated to the International segment, has been reported within Corporate.

(iii)
Organic revenue growth excludes the impact of foreign currency translation, the first twelve months of net commission and fee revenues generated from acquisitions, the net commission and fee revenues related to operations disposed of in each period presented, market remuneration, investment income and other income from reported revenues. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

(iv)
Effective October 1, 2008, we changed how we calculate organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded from organic growth in commissions and fees.

Revenues: 2008 compared with 2007

Commissions and fees in International were $93 million, or 10 percent, higher than in 2008 compared with 2007.

A significant part of International's revenues are earned in currencies other than the US dollar and foreign currency translation benefited 2008 revenues by 1 percent compared with 2007.

Organic revenue growth of 9 percent in 2008 was achieved despite declining rates in most countries.

We have seen consistent growth in our International business over the last three years, with all twelve quarters in this period showing growth of 5 percent or higher, with Spain, Denmark and Latin America continuing to contribute significantly.

Productivity in International continued to improve with revenues per FTE employee rising by 6 percent in 2008 compared with 2007 and average client retention levels remaining high at 91 percent.

Revenues: 2007 compared with 2006

Commissions and fees in International were $115 million, or 14 percent, higher in 2007 compared with 2006. Some 6 percent of this increase was attributable to foreign currency translation as a significant part of International's revenues are earned in currencies that have strengthened against the dollar on a year on year basis, in particular the euro. Organic growth of 8 percent was achieved despite declining rates in most countries, with decreases of between 5 and 20 percent.

Organic growth in 2008 was driven by the emerging markets, particularly Latin America, China and Asia, all of which continued to generate strong double-digit growth. The emerging market growth was complemented by good growth in mainland Europe, especially in the Nordic region, Spain, Italy and Eastern Europe. However, there was a modest decline in our UK and Irish operations revenues compared with 2006 primarily due to the declining rates environment, with decreases averaging between 15 and 20 percent.

Operating margin: 2008 compared with 2007

Operating margin in International was 28 percent in 2008 compared with 25 percent in 2007, with the 3 percentage point improvement reflecting the strong organic revenue growth, increased productivity and continued expense discipline partly offset by significant investment in targeted hires and the adverse impact of declining rates in most countries.

Operating margin: 2007 compared with 2006

Operating margin in International was 25 percent in 2007 compared with 20 percent in 2006, with the 5 percentage point improvement reflecting the strong organic revenue growth, particularly in the emerging markets, coupled with sustained cost control and a lower UK pension expense.

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

Pension expense

We maintain defined benefit pension plans that cover a majority of our employees in the United States and United Kingdom. Both these plans are now closed to new entrants. New entrants in the United Kingdom are offered the opportunity to join a defined contribution plan and in the United States are offered the opportunity to join a 401(k) plan. We also have smaller defined benefit schemes in Ireland, Germany, Denmark and the Netherlands: these schemes have combined total assets of $89 million and a combined liability for pension benefits of $29 million as of December 31, 2008. Elsewhere, pension benefits are typically provided through defined contribution plans.

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

We recorded a net pension credit on our UK and US defined benefit pension plans in 2008 of $25 million, compared to a net pension credit of $10 million in 2007, an increase of $15 million.

The UK plan increase was $17 million mainly reflecting an increase in the expected return on assets in the UK plan due to higher asset levels following significant additional contributions in 2007 and 2008 and increased member contributions in 2008. The US pension charge was $2 million higher in 2008 compared with 2007.

Based on December 31, 2008 assumptions, we expect the net pension credit in 2008 to decrease to a net pension expense in 2009 of between $50 to $60 million due to lower expected asset returns and increased amortization following the significant asset losses in the UK and US during 2008.

UK plan

	As disclosed using December 31, 2008 assumptions	Impact of a 0.50 percentage point increase in the expected rate of return on assets(1)	Impact of a 0.50 percentage point increase in the discount rate(1)	One year increase in mortality assumption(1)(2)
	(millions)
Estimated 2009 expense	$20	$(7)	$(13)	$5
Projected benefit obligation at December 31, 2008	1,386	n/a	(108)	28

(1)
With all other assumptions held constant.

(2)
Assumes all plan participants are one year younger.

Expected long-term rates of return on plan assets are developed from the expected future returns of the various asset classes using the target asset allocations. The expected long-term rate of return used for determining the net UK pension expense in 2008 remained unchanged at 7.75 percent, equivalent to an expected return in 2008 of $184 million. The expected and actual returns on UK plan assets for the three years ended December 31, 2008 were as follows:

	Expected return on plan assets	Actual return on plan assets
	(millions)
2008	$184	$(509)
2007	182	99
2006	143	141

During the latter half of 2008 the value of assets held by our pension plans has been significantly adversely affected by the turmoil in worldwide markets. The holdings of equity securities by our UK and US pension plans have been particularly affected.

Rates used to discount pension plan liabilities at December 31, 2008 were based on yields prevailing at that date of high quality corporate bonds of appropriate maturity. The selected rate used to discount UK plan liabilities was 6.5 percent compared with 5.9 percent at December 31, 2007 with the increase reflecting an increase in UK long-term bond rates in the latter part of 2008. The higher discount rate and reduced inflation assumption generated an actuarial gain of $248 million at December 31, 2008.

Mortality assumptions at December 31, 2008 were changed from December 31, 2007. The new mortality assumption is the 100 percent PNA00 table without an age adjustment. As an indication of the longevity assumed, our calculations assume that a UK male retiree aged 65 at December 31, 2008 would have a life expectancy of 22 years.

US plan

	As disclosed using December 31, 2008 Assumptions	Impact of a 0.50 percentage point increase in the expected rate of return on assets(1)	Impact of a 0.50 percentage point increase in the discount rate(1)	One year increase in mortality assumption(1)(2)
	(millions)
Estimated 2009 expense	$39	$(2)	$(7)	$4
Projected benefit obligation at December 31, 2008	649	n/a	(41)	17

(1)
With all other assumptions held constant.

(2)
Assumes all plan participants are one year younger.

The expected long-term rate of return used for determining the net US pension scheme expense in 2008 was 8.0 percent, consistent with 2007. The rate used to discount US plan liabilities at December 31, 2008 was 6.3 percent, determined based on expected plan cash flows discounted using a corporate bond yield curve, an increase from 6.0 percent at December 31, 2007. The expected and actual returns on US plan assets for the three years ended December 31, 2008 were as follows:

	Expected return on plan assets	Actual return on plan assets
	(millions)
2008	$47	$(142)
2007	44	46
2006	39	78

The mortality assumption at December 31, 2008 is the RP-2000 Mortality Table (blended for annuitants and non-annuitants), projected to 2009 by Scale AA (December 31, 2007: projected to 2008 by Scale AA). As an indication of the longevity assumed, our calculations assume that a US male retiree aged 65 at December 31, 2008, would have a life expectancy of 18 years.

Intangible assets

Intangible assets represent the excess of cost over the value of net tangible assets of businesses acquired. We classify our intangible assets into three categories:

•
Goodwill;

•
"Customer and Marketing related" includes client lists, client relationships and non-compete agreements; and

•
"Contract based, Technology and Other" includes all other purchased intangible assets.

Client relationships acquired on the HRH acquisition are amortized over twenty years in line with the pattern in which the economic benefits of the client relationships are expected to be consumed. Over 80 percent of the client relationships intangible will have been amortized after 10 years. Non-compete agreements acquired in connection with the HRH acquisition are amortized over two years on a straight line basis. Intangible assets acquired in connection with other acquisitions are amortized over their estimated useful lives on a straight line basis. Goodwill is not subject to amortization.

To determine the allocation of intangible assets between goodwill and other intangible assets and the estimated useful lives in respect of the HRH acquisition we considered a report produced by a qualified independent appraiser. The calculation of the allocation is subject to a number of estimates and assumptions. We base our allocation on assumptions we believe to be reasonable. However, changes in these estimates and assumptions could affect the allocation between goodwill and other intangible assets.

Impairment review

We review all our intangible assets for impairment periodically (at least annually) or whenever events or circumstances indicate impairment may have occurred. Application of the impairment test requires judgment, including:

•
the identification of reporting units;

•
assignment of assets, liabilities and goodwill to reporting units; and

•
determination of fair value of each reporting unit.

The fair value of each reporting unit is estimated using a discounted cash flow methodology and, in aggregate, validated against our market capitalization. This analysis requires significant judgments, including:

•
estimation of future cash flows which is dependent on internal forecasts;

•
estimation of the long-term rate of growth for our business;

•
the estimation of the useful life over which cash flows will occur; and

•
determination of our weighted average cost of capital.

We base our fair value estimates on assumptions we believe to be reasonable. However, changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.

Our annual goodwill impairment analysis, which we performed during the fourth quarter of 2008, did not result in an impairment charge (2007: $nil, 2006: $nil).

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

At December 31, 2008, the Company had gross deferred tax assets of $362 million (2007: $184 million) against which a valuation allowance of $85 million (2007: $69 million) had been recognized. To the extent that:

•
the actual future taxable income in the periods during which the temporary differences are expected to reverse differs from current projections;

•
assumed prudent and feasible tax planning strategies fail to materialize;

•
new tax planning strategies are developed; or

•
material changes occur in actual tax rates or loss carry forward time limits,

the Company may adjust the deferred tax asset considered realizable in future periods. Such adjustments could result in a significant increase or decrease in the effective tax rate and have a material impact on our net income.

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

NEW ACCOUNTING STANDARDS

New accounting standards issued during the year that would have a significant impact on the

Company's reporting are described in Note 2 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

On October 1, 2008, the Company completed the acquisition of HRH.

Under the terms of the definitive merger agreement, we acquired all of the outstanding shares of common stock of HRH for $46.00 per share, with approximately 55 percent of the total consideration being paid in cash and 45 percent being paid in our stock. The total purchase price of approximately $2.1 billion included the assumption of approximately $340 million of HRH existing debt.

We funded the transaction on October 1, 2008 from committed bank financing, with a $1 billion drawdown from an interim credit facility and a $525 million draw down from a $700 million 5-year term loan facility. In addition, we repaid approximately $340 million of HRH existing debt and the $170 million outstanding balance on our existing revolving credit facility, which has been replaced by a new $300 million facility, all of which remains available to draw at December 31, 2008.

During fourth quarter 2008, we repaid $250 million of the then outstanding $1 billion balance on the interim credit facility funded by using free cash flow of $75 million together with the drawdown of the remaining $175 million available under the 5-year term loan facility.

Total long term debt at December 31, 2008 was $1,865 million and total short term debt was $785 million. Included in total long-term debt is $250 million of 5.125% senior notes due 2010.

In February 2009, we entered into an agreement with Goldman Sachs Mezzanine Partners to issue 12.875 percent senior unsecured notes due 2016 in an aggregate principal amount of $500 million. The transaction is subject to customary closing conditions and is expected to close during March 2009. The net proceeds of the issue will be used to repay approximately $480 million of the interim credit facility. We expect to be able to repay the approximately $270 million remaining balance on this short-term facility over the next two quarters from free cash flow and proceeds from the sale of non-core businesses.

Liquidity

We believe that existing cash and cash equivalents at December 31, 2008 of $176 million, the consummation of the agreement with Goldman Sachs Mezzanine Partners to issue $500 million of senior unsecured notes, availability under our $300 million revolving credit facility together with future generation of free cash flow and proceeds from the sale of non-core businesses should be adequate to meet our cash needs for at least the next 12 months. These sources of liquidity should also be adequate to finance full repayment of the interim credit facility, current portions of our long-term debt and other contractual obligations and presently known operating needs.

Long-term liquidity for debt service and other contractual obligations will be dependent on continued generation of free cash flow and, given favorable market conditions, future borrowings or refinancing. However, our cash requirements could be materially affected by a deterioration in our results of operations, as well as various uncertainties discussed in this section and elsewhere, which could require us to pursue other financing options, including, but not limited to, additional borrowings, debt refinancing, asset sales or other financing alternatives. With the current tightening in the credit markets, the level, if any, of these financing sources cannot be assured.

We continue to identify and implement further actions to control costs and enhance our operating performance, including cash flow. These actions include the rationalization of our cost base through the 2008 expense review and our ongoing right-sizing initiatives to achieve best fit within the current environment.

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced our previous $1 billion buyback program and its remaining $308 million authorization. In first quarter 2008, we repurchased 2.3 million shares at a cost of $75 million under the new authorization.

Over time, following full repayment of the interim credit facility, and subject to limitations in our debt facilities, we also plan to repurchase the majority of the shares issued in connection with the acquisition of HRH under our existing $1 billion buyback authorization.

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

Own funds

As of December 31, 2008, we had cash and cash equivalents of $176 million, compared with $200 million at December 31, 2007, and all of our $300 million revolving credit facility remained available to draw.

Operating activities

Net cash provided by operations was $211 million in 2008 compared with $268 million in 2007 and $147 million in 2006. Net cash provided by operations has been significantly impacted by the accelerated funding of our pensions schemes over the last three years, with additional contributions of $107 million in 2008, $153 million in 2007 and $211 million in 2006.

Net cash from operations in 2008 was $57 million lower than in 2007, mainly reflecting:

•
an $81 million decrease in net income before gains relating to investment activities; and

•
a $65 million increase in cash payments for interest reflecting higher average debt levels, particularly following the funding of the HRH acquisition;

partly offset by

•
a $46 million reduction in additional contributions to our UK and US defined benefit pension plans;

•
the benefit of a $14 million reduction in taxes paid; and

•
the timing of cash collections and other working capital movements.

Net cash from operations in 2007 was $121 million higher than in 2006, mainly reflecting:

•
a $27 million increase in net income before gains relating to investment activities;

•
a $58 million reduction in additional contributions to our UK and US defined benefit pension plans; and

•
the benefit of a $13 million reduction in taxes paid.

Investing activities

Total net cash used in investing activities was $1,040 million in 2008 compared with $221 million in 2007 and an inflow of $67 million in 2006.

The net increase in cash used in investing activities of $819 million in 2008 compared with 2007 was attributable to:

•
an $896 million net increase in the cost of acquisitions, primarily reflecting $926 million attributable to the HRH acquisition; and

•
a reduction in proceeds from disposals of operations, investments and other assets of $14 million;

partly offset by

•
a reduction in fixed asset spend of $91 million, principally attributable to sharply reduced expenditure on our new London and US headquarters buildings following their completion.

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

In 2008 we completed the acquisition of HRH with approximately 55 percent of the total consideration being paid in cash, as described above. This payment for acquisitions of $926 million was in addition to a payment of $31 million to acquire an additional 4 percent of voting rights in Gras Savoye & Cie, our French associate. We also acquired a further 5.5 percent of Gras Savoye & Cie effective fourth quarter 2008 for which the $41 million in cash was paid in January 2009. The Gras Savoye acquisitions were pursuant to put arrangements, see "Contractual Obligations" below.

In 2007 we purchased an additional 17 percent of Coyle Hamilton Willis (since renamed Willis Risk Services Ireland Limited), our Irish subsidiary, for $33 million; and acquired InsuranceNoodle, a US internet distributor of small business property-casualty insurance for $29 million.

Financing activities

Cash provided by financing activities amounted to $828 million in 2008 compared with outflows of $146 million in 2007 and $129 million in 2006.

Long-term debt

In connection with the HRH acquisition on October 1, 2008, we drew down $1 billion from an interim credit facility and a further $525 million from a 5-year term loan facility. During fourth quarter 2008, we subsequently repaid $250 million of the outstanding balance on the interim credit facility using $175 million proceeds from an additional drawdown of the 5-year term loan facility together with $75 million from free cash flow.

As at December 31, 2008, total short-term debt was $785 million and total long-term debt was $1,865 million.

In February 2009, we entered into an agreement with Goldman Sachs Mezzanine Partners to issue 12.875 percent senior unsecured notes due 2016 in an aggregate principal amount of $500 million. The transaction is subject to customary closing conditions and is expected to close during March 2009. We expect the net proceeds of the issue to be used to repay approximately a further $480 million of the $750 million outstanding balance on the interim credit facility as at December 31, 2008.

In addition, we repaid the outstanding balance on our previously existing revolving credit facility and replaced it with a new 5-year $300 million line of credit.

We also repaid the previously existing HRH debt of $341 million assumed with the acquisition.

In March 2007, we issued $600 million of 10 year senior notes at 6.20 percent. We used the proceeds of the notes to fund share buybacks and to repay a net $150 million on our then existing revolving credit facility.

In 2006, we drew down $200 million on our then existing revolving credit facility primarily to fund our increased pension contributions.

Share buybacks

We repurchased 2.3 million shares for $75 million of cash in the first quarter of 2008 compared with 11.5 million shares for $480 million of cash in 2007 and 5.4 million shares for $211 million of cash in 2006.

Dividends

Cash dividends paid in 2008 were $146 million compared with $143 million in 2007 and $145 million in 2006. In February 2009, we declared a quarterly cash dividend of $0.26 per share, an annual rate of $1.04 per share.

CONTRACTUAL OBLIGATIONS

Our contractual obligations at December 31, 2008 were:

	Payments due by
Obligations	Total	2009	2010– 2011	2012– 2013	After 2013
	(millions)
5.125% Senior notes due 2010	$250	$—	$250	$—	$—
5.625% Senior notes due 2015	350	—	—	—	350
6.200% Senior notes due 2017	600	—	—	—	600
Interest on senior notes	480	70	127	114	169
Term loan expires 2013	700	35	280	385	—
Interest on term loan	62	19	30	13	—
Interim credit facility expires September 30, 2009	750	750	—	—	—
Interest on interim credit facility	24	24	—	—	—

Total debt and related interest	3,216	898	687	512	1,119
Operating leases(i)	1,239	104	186	127	822
Pensions	394	55	170	169	—
Put options relating to subsidiaries and associates(ii)	434	316	97	—	21

Total contractual obligations	$5,283	$1,373	$1,140	$808	$1,962

(i)
Presented gross.

(ii)
Based on the earliest dates on which options could be exercised.

Debt financing

On October 1, 2008, we funded the HRH acquisition with $1 billion from an interim credit facility and $525 million from a $700 million 5-year term loan facility. In addition, we repaid the outstanding balance on our existing revolving credit facility and replaced this with a new $300 million line of credit. In fourth quarter 2008, we repaid $250 million of the interim credit facility and at the same time drew down a further $175 million under the 5-year term loan facility.

In February 2009, the Company entered into an agreement with Goldman Sachs Mezzanine Partners to issue 12.875 percent senior unsecured notes due 2016 in an aggregate principal amount of $500 million. The Company anticipates that approximately $480 million net proceeds of this issuance will be applied towards the balance of the interim credit facility. Consummation of the issuance, which is subject to customary closing conditions, is expected to take place in March 2009.

Operating leases

We moved from Ten Trinity Square into our new London headquarters in Lime Street in April 2008. In November 2004, we entered into an agreement to lease the Lime Street building and took control of the building in June 2007 under a 25 year operating lease. Annual rentals are $35 million per year and we have subleased approximately 30 percent of the premises under leases up to 15 years long. The outstanding contractual obligation for lease rentals at December 31, 2008 was $720 million and the amounts receivable from committed subleases was $106 million.

Pensions

Contractual obligations for our pension plans reflect the contributions we expect to make over the next five years into our US and UK plans. These contributions are based on current funding positions and may increase or decrease dependent on the future performance of the two plans.

In the UK, we are required to agree a funding strategy for our UK defined benefit plan with the plan's trustees. In February 2009, we agreed to make full year contributions to the UK plan of $37 million for 2009 through 2012. However, if certain funding targets are not met at the beginning of 2010 and 2011, full year contributions for these years will increase to $74 million.

For the US plan, expected contributions are the contributions we will be required to make under US pension legislation based on our December 31, 2008 balance sheet position. We currently expect to contribute $18 million in 2009 and between $45 and $50 million per year from 2010 to 2013.

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

As part of the 1997 acquisition of our initial 33 percent shareholding of Gras Savoye, we entered into a put arrangement, whereby the other shareholders in Gras Savoye (primarily two families, two insurance companies and Gras Savoye's executive management team) could put their shares to us. Until 2011, we will be obligated to buy the shares of certain shareholders to the extent those shareholders put their shares, potentially increasing our ownership from the 48 percent holding at December 31, 2008 to 90 percent if all shareholders put their shares, at a price determined by a contractual formula based on earnings and revenue.

Management shareholders of Gras Savoye (representing approximately 10 percent of shares) do not have general put rights before 2011, but have certain put rights on their death, disability or retirement from which payments, at December 31, 2008 based on the formula would not have exceeded $67 million. The shareholders may put their shares individually at any time during the put period.

We believe that, should the aggregate amount of Gras Savoye shares be put to us, sufficient funds would be available to satisfy this obligation. In addition, we have a call option to move to majority ownership under certain circumstances and in any event by December 2009. Upon exercising this call option, the remaining Gras Savoye shareholders have a put option.

We recently received a notification from one of the shareholders of Gras Savoye, namely AXA Corporate Solutions, informing us of its intention to put its shares in Gras Savoye to us, subject to the pre-emption provisions set out in bye-laws of Gras Savoye. The shares held by AXA represent approximately 4 percent of the share capital of Gras Savoye. Notwithstanding that we have received this notice from AXA we believe that it is likely that we will not be required to acquire all of the AXA shares in the immediate future or, in some circumstances, at all. We believe that either:-

•
Gras Savoye itself will buy back all the AXA shares on 23 March 2009 and as a result, we would not acquire any of them; or

•
AXA will agree to extend the date for payment of the amount due in respect of the AXA shares and that Gras Savoye itself will buy back all the AXA shares on the agreed date for payment. In these circumstances we believe that Gras Savoye will buy back all the AXA shares and would agree to pay the amount due in respect of the shares into an escrow account to be paid to AXA upon completion of the acquisition of the shares. Again, as a result, we would not be required to acquire any of the shares; or

•
certain of the other shareholders of Gras Savoye will exercise their pre-emption rights to acquire a portion of the AXA shares. In these circumstances we believe that AXA would withdraw its notification in respect of the remaining shares held by it although we believe that it would then exercise its right to put those to us later in 2009.

In the event that none of the above occurred or an alternative arrangement was agreed, we would be required to acquire the AXA shares on 23 March 2009. The amount payable by us for the AXA shares would be approximately $25 million.

Off-balance sheet transactions

Apart from commitments, guarantees and contingencies, as disclosed in Note 17 of the Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

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

A discussion of our accounting policies for financial and derivative instruments is included in Note 2—Basis of Presentation and Significant Accounting Policies of Notes to the Consolidated Financial Statements, and further disclosure is provided in Note 21—Financial Instruments of Notes to the Consolidated Financial Statements.

Foreign exchange risk management

Because of the large number of countries and currencies we operate in, movements in currency exchange rates may affect our results.

We report our operating results and financial condition in US dollars. Our US operations earn revenue and incur expenses primarily in US dollars. Outside the United States, we predominantly generate revenues and expenses in the local currency with the exception of our London market operations which earns revenues in several currencies but incurs expenses predominantly in pounds sterling.

The table below gives an approximate analysis of revenues and expenses by currency in 2008 and includes full year HRH results on a proforma basis.

	US Dollars	Pounds Sterling	Euros	Other Currencies
Revenues	60%	11%	14%	15%
Expenses	53%	26%	9%	12%

Our principal exposures to foreign exchange risk arise from:

  •
  our London market operations; and

  •
  translation.

London market operations

In our London market operations, we earn revenue in a number of different currencies, principally US dollars, pounds sterling, euros and Japanese yen, but incur expenses almost entirely in pounds sterling.

We hedge this risk as follows:

  •
  to the extent that forecast pound sterling expenses exceed pound sterling revenues, we limit our exposure to this exchange rate risk by the use of forward contracts matched to specific, clearly identified cash outflows arising in the ordinary course of business; and

  •
  to the extent our London market operations earn significant revenues in euros and Japanese Yen, we limit our exposure to changes in the exchange rate between the US dollar and these currencies by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods.

Generally, it is our policy to hedge at least 25 percent of the next 12 months' exposure in significant currencies. We do not hedge exposures beyond three years.

In addition, we are also exposed to foreign exchange risk on any net sterling asset or liability position in our London market operations. Where this risk relates to short-term cash flows, we hedge all or part of the risk by forward purchases or sales.

However, where the foreign exchange risk relates to any sterling pension assets benefit or liability for pensions benefit, we do not hedge the risk. Consequently, if our London market operations have a significant pension asset or liability, we may be exposed to accounting gains and losses if the US dollar and pounds sterling exchange rate changes. We do, however, hedge the pounds sterling contributions into the pension plan.

Translation risk

Outside our US and London market operations, we predominantly earn revenues and incur expenses in the local currency. When we translate the results and net assets of these operations into US dollars for reporting purposes, movements in exchange rates will affect reported results and net assets. For example, if the US dollar strengthens against the euro, the reported results of our Eurozone operations in US dollar terms will be lower.

We do not hedge translation risk.

The table below provides information about our foreign currency forward exchange contracts, which are sensitive to exchange rate risk. The table summarizes the US dollar equivalent amounts of each currency bought and sold forward and the weighted average contractual exchange rates. All forward exchange contracts mature within three years.

	Settlement date before December 31,
	2009		2010		2011
December 31, 2008	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
US dollars sold for sterling	$247	$1.85=£1	$144	$1.80=£1	$32	$1.63=£1
Euro sold for US Dollars	83	Euro 1=$1.40	67	Euro 1=$1.43	17	Euro 1=$1.43
Japanese Yen sold for US Dollars	18	Yen 106.08=$1	15	Yen 100.20=$1	8	Yen 97.34=$1

Total	$348		$226		$57

Fair Value(1)	$(55)		$(26)		$(4)

	Settlement date before December 31,
	2008		2009		2010
December 31, 2007	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
US dollars sold for sterling	$100	$2.00=£1	$20	$2.01=£1	$ nil	n/a
Euro sold for US Dollars	72	Euro 1=$1.38	73	Euro 1=$1.39	41	Euro 1=$1.41
Japanese Yen sold for US Dollars	8	Yen 115.43=$1	5	Yen 111.04=$1	1	Yen 104.98=$1

Total	$180		$98		$42

Fair Value(1)	$(5)		$(4)		$(1)

(1)
Represents the difference between the contract amount and the cash flow in US dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2008 or 2007 at the forward exchange rates prevailing at that date.

Income earned within foreign subsidiaries outside of the UK is generally offset by expenses in the same local currency but the Company does have exposure to foreign exchange movements on the net income of these entities. The Company does not hedge net income earned within foreign subsidiaries outside of the UK.

Interest rate risk management

Our operations are financed principally by $1,200 million fixed rate senior notes issued by a subsidiary, which are split between $250 million due 2010, $350 million due 2015 and $600 million due 2017 and by $1,450 million bank facilities which are split between $750 million due 2009 and $700 million which matures in 2013. The 5-year term loan facility amortizes at the rate of $35 million per quarter commencing from December 31, 2009. As of December 31, 2008 we had access to, but had not drawn $300 million under a revolving credit facility that expires in 2013. The interest rate applicable to the bank borrowing is variable according to the period of each individual drawdown.

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

The table below provides information about our derivative instruments and other financial instruments that are sensitive to changes in interest. For interest rate swaps, the table presents notional principal amounts and average interest rates analyzed by expected maturity dates. Notional principal amounts are used to calculate the contractual payments to be exchanged under the contracts. The duration of interest rate swaps varies between one and four years, with re-fixing periods of three months. Average fixed and variable rates are, respectively, the weighted-average actual and market rates for the interest hedges in place. Market rates are the rates prevailing at December 31, 2008 or 2007, as appropriate.

	Expected to mature before December 31,
								Fair Value(1)
December 31, 2008	2009	2010	2011	2012	2013	Thereafter	Total
	($ millions, except percentages)
Short-term investments
Principal ($)	7	5					12	12
Fixed rate receivable	4.82%	3.75%					4.41%
Principal (£)	7	1					8	8
Fixed rate receivable	5.50%	4.75%					5.42%
Fixed rate debt
Principal ($)		250				950	1,200	881
Fixed rate payable		5.13%				6.02%	5.97%
Floating rate debt
Principal ($)	785	140	140	140	245		1,450	1,450
Variable rate payable	3.21%	3.94%	4.53%	4.85%	5.15%		4.51%
Interest rate swaps
Principal ($)	350	235	240				825	29
Fixed rate receivable	4.69%	5.14%	4.45%				4.72%
Variable rate payable	2.36%	2.03%	1.61%				1.85%
Principal (£)	71	70	52	44			237	8
Fixed rate receivable	4.83%	5.11%	5.69%	5.07%			5.25%
Variable rate payable	3.78%	3.03%	2.68%	2.92%			2.98%
Principal (€)	72	15	56				143	2
Fixed rate receivable	3.97%	4.14%	4.04%				4.04%
Variable rate payable	3.51%	2.86%	2.75%				2.88%

(1)
Represents the net present value of the expected cash flows discounted at current market rates of interest as appropriate.

	Expected to mature before December 31,
								Fair Value(1)
December 31, 2007	2008	2009	2010	2011	2012	Thereafter	Total
	($ millions, except percentages)
Short-term investments
Principal ($)	9	7	5				21	21
Fixed rate receivable	4.91%	4.83%	3.75%				4.63%
Principal (£)	5	13	1				19	19
Fixed rate receivable	6.25%	5.50%	4.75%				5.64%
Fixed rate debt
Principal ($)			250			950	1,200	1,197
Fixed rate payable			5.13%			6.01%	5.95%
Floating rate debt
Principal ($)			50				50	50
Variable rate payable			5.31%				5.31%
Interest rate swaps
Principal ($)	230	350	235	190			1,005	12
Fixed rate receivable	4.21%	4.65%	5.12%	4.81%			4.85%
Variable rate payable	4.70%	4.07%	3.79%	3.98%			3.96%
Principal (£)	93	96	95	71			355	—
Fixed rate receivable	5.00%	4.79%	5.09%	5.69%			5.17%
Variable rate payable	6.06%	5.43%	5.08%	4.82%			5.14%
Principal (€)	41	74	16	29			160	(2)
Fixed rate receivable	3.28%	3.54%	4.04%	4.21%			3.81%
Variable rate payable	4.69%	4.54%	4.49%	4.50%			4.53%
Forward rate agreements
Principal ($)	20						20	—
Fixed rate receivable	6.19%						6.19%
Variable rate payable	6.50%						6.50%

(1)
Represents the net present value of the expected cash flows discounted at current market rates of interest as appropriate.

 WILLIS GROUP HOLDINGS LIMITED

Item 8—Financial Statements and Supplementary Data

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Willis Group Holdings Limited
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Willis Group Holdings Limited and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Willis Group Holdings Limited management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Willis Group Holdings Limited and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

Deloitte LLP
London, United Kingdom
February 27, 2009

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2008	2007	2006
	(millions, except per share data)
REVENUES
Commissions and fees	$2,751	$2,463	$2,328
Investment income	81	96	87
Other income (Note 2)	2	19	13

Total revenues	2,834	2,578	2,428

EXPENSES
Salaries and benefits (including share-based compensation of $40 million, $33 million and $18 million (Note 4))	(1,642)	(1,448)	(1,457)
Other operating expenses	(605)	(460)	(454)
Depreciation expense	(54)	(52)	(49)
Amortization of intangible assets	(36)	(14)	(14)
Gain on disposal of London headquarters (Note 5)	7	14	102
Net gain (loss) on disposal of operations (Note 6)	—	2	(4)

Total expenses	(2,330)	(1,958)	(1,876)

OPERATING INCOME	504	620	552
Interest expense	(105)	(66)	(38)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	399	554	514
Income taxes (Note 7)	(97)	(144)	(63)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	302	410	451
Interest in earnings of associates, net of tax (Note 14)	22	16	16
Minority interest, net of tax	(21)	(17)	(18)

NET INCOME	$303	$409	$449

EARNINGS PER SHARE (Note 8)
—Basic	$2.05	$2.82	$2.86
—Diluted	$2.05	$2.78	$2.84
AVERAGE NUMBER OF SHARES OUTSTANDING (Note 8)
—Basic	148	145	157
—Diluted	148	147	158

CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.04	$1.00	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(millions, except share data)
ASSETS
Cash and cash equivalents	$176	$200
Fiduciary funds—restricted (Note 10)	1,854	1,520
Short-term investments (Note 10)	20	40
Accounts receivable, net of allowance for doubtful accounts of $24 million in 2008 and $32 million in 2007	9,131	8,241
Fixed assets, net of accumulated depreciation of $236 million in 2008 and $211 million in 2007 (Note 11)	312	315
Goodwill (Note 12)	3,275	1,648
Other intangible assets, net of accumulated amortization of $79 million in 2008 and $46 million in 2007 (Note 13)	682	78
Investments in associates (Note 14)	273	193
Deferred tax assets (Note 7)	76	21
Pension benefits asset (Note 15)	111	404
Other assets	492	309

TOTAL ASSETS	$16,402	$12,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$10,314	$9,265
Deferred revenue and accrued expenses	471	388
Deferred tax liabilities (Note 7)	21	26
Income taxes payable	18	43
Short-term debt (Note 16)	785	—
Long-term debt (Note 16)	1,865	1,250
Liability for pension benefits (Note 15)	237	43
Other liabilities	796	559

Total liabilities	14,507	11,574

COMMITMENTS AND CONTINGENCIES (Note 17)
MINORITY INTEREST	50	48
STOCKHOLDERS' EQUITY
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 166,757,654 shares in 2008 and 143,093,509 shares in 2007	—	—
Additional paid-in capital	886	41
Retained earnings	1,593	1,463
Accumulated other comprehensive loss, net of tax (Note 18)	(630)	(153)
Treasury stock, at cost, 83,580 shares in 2008 and 71,858 shares in 2007	(4)	(4)

Total stockholders' equity	1,845	1,347

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,402	$12,969

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2007	2006
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$303	$409	$449
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on disposal of operations, fixed and intangible assets and short-term investments	(2)	(20)	1
Gain on disposal of London headquarters (Note 5)	(7)	(14)	(102)
Depreciation expense	54	52	49
Amortization of intangible assets	36	14	14
Provision for doubtful accounts	(8)	2	2
Minority interest	8	10	10
Provision for deferred income taxes	46	66	82
Excess tax benefits from share-based payment arrangements	(6)	(9)	(11)
Share-based compensation (Note 4)	40	33	18
Undistributed earnings of associates	(13)	(10)	(11)
Other	(12)	(9)	(9)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	(212)	285	(131)
Accounts receivable	(590)	628	(287)
Accounts payable	785	(953)	430
Additional funding of UK and US pension plans	(107)	(153)	(211)
Other assets	394	(78)	34
Other liabilities	(196)	11	(219)
Effect of exchange rate changes	(302)	4	39

Net cash provided by operating activities	211	268	147

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	6	27	205
Additions to fixed assets	(94)	(185)	(55)
Net cash proceeds from disposal of operations, net of cash disposed	11	—	5
Acquisitions of subsidiaries, net of cash acquired	(947)	(81)	(73)
Investments in associates	(31)	(1)	(25)
Proceeds on sale of short-term investments	15	19	10

Net cash (used in) provided by investing activities	(1,040)	(221)	67

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	50	200
Proceeds from short-term debt, net of debt issuance costs	1,026	—	—
Proceeds from long-term debt, net of debt issuance costs	643	—	—
Repayments of debt	(641)	(200)	—
Senior notes issued, net of debt issuance costs	—	593	—
Repurchase of shares (Note 20)	(75)	(480)	(211)
Proceeds from issue of shares	15	25	16
Excess tax benefits from share-based payment arrangements	6	9	11
Dividends paid	(146)	(143)	(145)

Net cash provided by (used in) financing activities	828	(146)	(129)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	(99)	85
Effect of exchange rate changes on cash and cash equivalents	(23)	11	10
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	200	288	193

CASH AND CASH EQUIVALENTS, END OF YEAR	$176	$200	$288

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

	December 31,
	2008	2007	2006
	(millions, except share data)
COMMON SHARES OUTSTANDING (thousands)
Balance, beginning of year	143,094	153,003	156,958
Common shares issued	24,720	406	78
Repurchase of shares (Note 20)	(2,270)	(11,515)	(5,397)
Exercise of stock options	1,214	1,200	1,364

Balance, end of year	166,758	143,094	153,003

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$41	$388	$557
Issue of common shares under employee stock compensation plans and related tax benefits	20	35	19
Repurchase of shares (Note 20)	(55)	(432)	(211)
Issue of common shares for acquisitions	840	16	3
Share-based compensation	40	33	18
Gains on sale of treasury stock	—	1	2

Balance, end of year	886	41	388

RETAINED EARNINGS
Balance, beginning of year	1,463	1,250	948
Adjustment on adoption of FIN 48	—	(4)	—

	1,463	1,246	948
Net income (a)	303	409	449
Dividends	(154)	(143)	(147)
Repurchase of shares (Note 20)	(19)	(49)	—

Balance, end of year	1,593	1,463	1,250

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance, beginning of year	(153)	(178)	(239)
Foreign currency translation adjustment (b)	(89)	17	44
Unrealized holding loss (c)	—	—	(1)
Minimum pension liability adjustment (d)	—	—	209
FAS 158 pension funding adjustment (e)	(355)	7	—
Net (loss) gain on derivative instruments (f)	(33)	1	(2)

Other comprehensive (loss) income, net of tax	(630)	(153)	11
Adjustment on initial application of FAS 158	—	—	(189)

Balance, end of year	(630)	(153)	(178)

TREASURY STOCK
Balance, beginning of year	(4)	(6)	(10)
Shares reissued under stock compensation plans	—	2	4

Balance, end of year	(4)	(4)	(6)

TOTAL STOCKHOLDERS' EQUITY	$1,845	$1,347	$1,454

TOTAL COMPREHENSIVE (LOSS) INCOME (a+b+c+d+e+f)	$(174)	$434	$699

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes the valuation of the Company's assets and liabilities by the FAS 157 fair value hierarchy at December 31, 2008:

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Fiduciary funds—restricted	$1,854	$—	$—	$1,854
Short-term investments	20	—	—	20
Derivative financial instruments	—	42	—	42

Total assets	$1,874	$42	$—	$1,916

Liabilities at fair value:
Derivative financial instruments	$—	$88	$—	$88

Total liabilities	$—	$88	$—	$88

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

Recent Accounting Pronouncements

Business Combinations

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAS 141R is effective for financial years beginning after December 15, 2008 and is effective for the Company from January 1, 2009. Adoption is prospective and early adoption is not permitted. Assets and liabilities that arose from business combinations with acquisition dates prior to the effective date of FAS 141R are not adjusted upon adoption of FAS 141R with certain exceptions for acquired deferred tax assets and acquired income tax positions.

The income tax provisions of FAS 141R pertaining to changes in the valuation allowance of deferred tax assets and uncertain tax positions are applicable prospectively to business combinations occurring prior to the effective date of FAS 141R. Reductions to the valuation allowance of acquired deferred tax assets and all changes to acquired uncertain tax positions occurring after the measurement period are now recorded to the statement of operations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (SFAS No. 160). FAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the Consolidated Financial Statements. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Upon the initial adoption of this statement on January 1, 2009, the Company will change the classification and presentation of Noncontrolling Interest in the financial statements, which is currently referred to as Minority Interest to within stockholders' equity. At December 31, 2008, the Company reported minority interest of $50 million as a mezzanine item on the balance sheet.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the year. In the preparation of these consolidated financial statements, estimates and assumptions have been made by management concerning: the valuation of intangible assets (including those acquired through business combinations), the selection of useful lives of fixed and intangible assets; impairment testing; provisions necessary for accounts receivable, commitments and contingencies and accrued liabilities; long-term asset returns, discount rates and mortality rates in order to estimate pension liabilities and pension expense; income tax valuation allowances; and other similar evaluations. Actual results could differ from the estimates underlying these consolidated financial statements.

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

Fiduciary Funds—Restricted

Fiduciary funds—restricted represent unremitted premiums received from insureds and unremitted claims received from insurers. Fiduciary funds are generally required to be kept in certain regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity; such funds are not available to service the Company's debt or for other corporate purposes. Notwithstanding the legal relationships with clients and insurers, the Company is entitled to retain investment income earned on fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds.

Included in fiduciary funds—restricted are cash and cash equivalents consisting primarily of time deposits. The debt securities are classified as available-for-sale. Accordingly, they are recorded at fair market value with unrealized holding gains and losses reported, net of tax, as a component of other comprehensive income.

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

Recoverability of Fixed Assets

Long-lived assets are tested for recoverability whenever events or changes in circumstance indicate that their carrying amounts may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. Recoverability is determined based on the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Operating leases

Rentals payable on operating leases are charged straight line to expense over the lease term as the rentals become payable.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. The Company reviews goodwill for impairment annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. As part of the evaluation the estimated future discounted cash flows associated with the underlying business operation are compared to the carrying amount of goodwill to determine if a write-down is required. If such an assessment indicates that the discounted future cash flows are not sufficient, the carrying amount is reduced to the estimated fair value. Acquired intangible assets are

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

being amortized on a straight-line basis over their estimated useful life with the exception of customer relationships for HRH which are amortized in line with the underlying cash flows.

Investments in Associates

Investments are accounted for using the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an equity ownership in the voting stock of the investee between 20 and 50 percent, although other factors, such as representation on the Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting the investment is carried at cost of acquisition, plus the Company's equity in undistributed net income since acquisition, less any dividends received.

The Company periodically reviews its investments in associates for which fair value is less than cost to determine if the decline in value is other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the investment is written down to fair value. The amount of any write-down is included in the statements of operations as a realized loss.

All other equity investments where the Company does not have the ability to exercise significant influence are accounted for by the cost method. Such investments are not publicly traded.

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

Derivative Financial Instruments

The Company uses derivative financial instruments for other than trading purposes to alter the risk profile of an existing underlying exposure. Interest rate swaps are used to manage interest risk exposures. Forward foreign currency exchange contracts are used to manage currency exposures arising from future income and expenses. The fair values of derivative contracts are recorded in other assets and other liabilities. Changes in the fair value of derivatives that qualify for hedge accounting are recorded in other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. Changes in fair value of derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness, are recorded in other operating expenses or interest expense as appropriate.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

and liabilities and their respective tax bases and operating and capital loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment date changes. Deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

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

The Company recognizes interest relating to unrecognized tax benefits and penalties within income taxes.

Pensions

The Company has two principal defined benefit pension plans which cover the majority of employees in the United States and United Kingdom. Both these plans are now closed to new entrants. New entrants in the United Kingdom are offered the opportunity to join a defined contribution plan and in the United States are offered the opportunity to join a 401(k) plan. In addition, there are some smaller plans in Ireland, Germany, Denmark and the Netherlands. Elsewhere, pension benefits are typically provided through defined contribution plans.

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

Defined contribution plans

Contributions to the Company's defined contribution plans is recognized as they fall due. Differences between contributions payable in the year and contributions actually paid are shown as either other assets or other liabilities in the consolidated balance sheets.

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

Brokerage income and fees negotiated instead of brokerage are recognised at the later of policy inception date or when the policy placement is complete. Commissions on additional premiums and adjustments are recognized as and when advised.

Fees for risk management and other services are recognized as the services are provided. Negotiated fee arrangements for an agreed period covering multiple insurance placements, the provision of risk management and/or other services are determined, contract by contract, on the basis of the relative fair value of the services completed and the services yet to be rendered. The Company establishes contract cancellation reserves where appropriate; at December 31, 2008, 2007 and 2006, such amounts were not material.

Investment income is recognized as earned.

3.     SEVERANCE COSTS

As part of the Company's 2008 expense review, the Company incurred $24 million of severance costs in the year ended December 31, 2008 relating to approximately 350 positions that have been eliminated. Severance costs for these employees were recognized pursuant to the terms of their existing benefit arrangements or employment agreements.

The Company has also incurred or expects to incur severance expenses as it integrates HRH into its previously existing North America operations. Severance costs of $2 million relating to the elimination of approximately 100 positions in the Company's previously existing operations were recognized through the consolidated statement of operations in 2008. In addition, $16 million of severance expenses relating to 900 HRH positions that will be eliminated as part of the integration plan have been recognized as a liability on acquisition (see Note 9—Acquisition of Hilb Rogal & Hobbs).

Severance costs also arise in the normal course of business and these charges amounted to $2 million in the year ended December 31, 2008 (2007: $2 million, 2006: $6 million).

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     SHARE-BASED COMPENSATION

On December 31, 2008, the Company had three share-based compensation plans, under which options and other share based grants may be made to employees. All of the Company's share-based compensation plans under which any options or other share-based grants are outstanding as at December 31, 2008 are described below. The compensation cost that has been charged against income for those plans for the year ended December 31, 2008 was $40 million (2007: $33 million; 2006: $18 million). The total income tax benefit recognized in the statement of operations for share-based compensation arrangements for the year ended December 31, 2008 was $12 million (2007: $10 million; 2006: $6 million).

Stock Option Plans

The Company has adopted the plans described below, which provide for the grant of time-based options and performance-based options and various other share-based grants to employees. The objectives of these plans include attracting and retaining the best personnel, motivating management personnel by means of growth-related incentives to achieve long-range goals and providing employees with the opportunity to increase their share ownership in the Company.

Amended and Restated 1998 Share Purchase and Option Plan

This plan, which was established on December 18, 1998, provides for the granting of time-based and performance-based options to employees of the Company. There are 30,000,000 shares available for grant under this plan, provided, however, that in no event shall the total number of shares subject to options and other equity for current and future participants exceed 25 percent of the equity of Willis Group Holdings on a fully diluted basis. All options granted under this plan are exercisable at £2 per share ($2.92 using the year-end exchange rate of £1 = $1.46) except for 111,111 time-based options which are exercisable at $13.50. No further grants are to be made under this plan, which expired on December 18, 2008. Outstanding grants will not be affected.

Time-based options are earned upon the fulfillment of vesting requirements. Options are generally exercisable in equal installments of 20 percent per year over a five-year period commencing on or after December 18, 2000.

Performance-based options became exercisable, subject to the fulfillment of vesting requirements with effect from January 1, 2003, upon the achievement of cash flow and EBITDA (as defined in the plan agreements) targets of Willis Group Limited. Options are generally exercisable in equal installments of 25 percent per year over a four-year period commencing on or after December 18, 2001.

Willis Award Plan

This plan, which was established on July 13, 2000, provides for the granting of time-based options to selected employees who have been identified as superior performers. There are 5,000,000 shares available for grant under this plan provided, however, that in no event may the total number of shares subject to options and other equity for current and future participants exceed 25 percent of the equity of Willis Group Holdings on a fully diluted basis.

All options granted under this plan are exercisable at £2 per share ($2.92 using the year-end exchange rate of £1 = $1.46). The options vest immediately on the grant date and are exercisable any time up to July 13, 2010.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     SHARE-BASED COMPENSATION (Continued)

2001 Share Purchase and Option Plan

This plan, which was established on May 3, 2001, provides for the granting of time-based options and various other share-based grants at fair market value to employees of the Company. There are 25,000,000 shares available for grant under this plan. Options are exercisable on a variety of dates, including from the first, second, third, sixth or eighth anniversary of grant, although for certain options the exercisable date may accelerate depending on the achievement of certain performance goals. Unless terminated sooner by the Board of Directors, the 2001 Plan will expire 10 years after the date of its adoption. That termination will not affect the validity of any grant outstanding at that date.

2008 Share Purchase and Option Plan

This plan, which was established on April 23, 2008, provides for the granting of time and performance based options and various other share-based grants at fair market value to employees of the Company. There are 8,000,000 shares available for grant under this plan. Options are exercisable on a variety of dates, including from the third, fourth or fifth anniversary of grant. Unless terminated sooner by the Board of Directors, the 2008 Plan will expire 10 years after the date of its adoption. That termination will not affect the validity of any grant outstanding at that date.

HRH Option Plans

Options granted under the Hilb, Rogal and Hamilton Company 2000 Stock Incentive Plan, the Hilb, Rogal & Hobbs Company 2007 Stock Incentive Plan and the Hilb Rogal & Hobbs Company Non-Employee Directors Stock Incentive Plan were converted into options to acquire shares of Willis common stock. No further grants are to be made under these plans.

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

	Years ended December 31,
	2008	2007	2006
Expected volatility	30%	30%	30%
Expected dividends	2.5%	2.5%	2.5%
Expected life (years)	4	6	6
Risk-free interest rate	3.86%	4.61%	5.34%

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     SHARE-BASED COMPENSATION (Continued)

A summary of option activity under the plans at December 31, 2008, and changes during the year then ended is presented below:

(Options in thousands)	Shares	Weighted Average Exercise Price(1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				($ millions)
Time-based stock options
Balance, beginning of year	15,340	$33.44
Granted	4,687	$26.65
Exercised	(563)	$21.41
Forfeited	(2,453)	$32.55
Expired	(94)	$32.61

Balance, end of year	16,917	$32.09	5 years	5

Options vested or expected to vest at December 31, 2008	16,634	$32.01	5 years	5
Options exercisable at December 31, 2008	9,246	$31.12	4 years	5
Performance-based stock options
Balance, beginning of year	197	$2.92
Granted	5,849	$36.41
Exercised	(132)	$2.92
Forfeited	(112)	$31.83

Balance, end of year	5,802	$36.12	6 years	1

Options vested or expected to vest at December 31, 2008	5,337	$36.04	6 years	1
Options exercisable at December 31, 2008	48	$2.92	2 years	1

(1)
Certain options are exercisable at £2 per share. The year-end exchange rate of £1 = $1.46 has been used as of December 31, 2008.

The weighted average grant-date fair value of time-based options granted during the year ended December 31, 2008 was $6.20 (2007: $11.06; 2006: $9.82). The total intrinsic value of options exercised during the year ended December 31, 2008 was $7 million (2007: $24 million; 2006: $26 million). At December 31, 2008 there was $52 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under time-based stock option plans; that cost is expected to be recognized over a weighted average period of 2 years.

The weighted average grant-date fair value of performance based options granted during the year ended December 31, 2008 was $9.37 (2007: $nil; 2006: $nil). The total intrinsic value of options exercised during the year ended December 31, 2008 was $3 million (2007: $7 million; 2006: $18 million). At December 31, 2008 there was $42 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under performance-based stock option plans; that cost is expected to be recognized over a weighted-average period of 2 years.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     SHARE-BASED COMPENSATION (Continued)

A summary of restricted stock unit activity under the Plans at December 31, 2008, and changes during the year then ended is presented below:

(Units awarded in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested shares (restricted stock units)
Balance, beginning of year	1,574	$36.35
Granted	427	$33.25
Vested	(436)	$36.57
Forfeited	(199)	$36.36

Balance, end of year	1,366	$35.31

The total of restricted stock units vested during the year ended December 31, 2008 was 435,855 shares at an average share price of $32.78 (2007: 123,139 shares at an average share price of $41.21). At December 31, 2008 there was $25 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the plan; that cost is expected to be recognized over a weighted average period of 1 year.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2008 was $11 million (2007: $21 million; 2006: $10 million). The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $7 million for the year ended December 31, 2008 (2007: $9 million; 2006: $11 million).

5.     GAIN ON DISPOSAL OF LONDON HEADQUARTERS

On September 27, 2006 Willis Group Services Limited, a subsidiary of Willis Group Holdings Limited, completed the sale of Ten Trinity Square, the Company's London headquarters building. The building was then leased back at an annual rental of $13 million until the Company occupied its new London headquarters on Lime Street. The move was completed in April 2008. Gross proceeds were $202 million of which 25 percent was received in cash on completion and 75 percent was received on November 27, 2006. Of the total pre-tax gain on disposal, $102 million was recognized in 2006; $14 million in 2007 and $7 million in 2008.

6.     NET GAIN (LOSS) ON DISPOSAL OF OPERATIONS

Total proceeds for 2008 were $11 million, inclusive of $7 million relating to 2008 dispositions of subsidiaries and associates and $4 million of deferred proceeds relating to prior years, with a gain on disposal of $nil recorded in the consolidated statements of operations.

Total proceeds for 2007 were $2 million, inclusive of $nil relating to 2007 dispositions of subsidiaries and associates and $2 million of deferred proceeds relating to prior years, with a gain on disposal of $2 million recorded in the consolidated statements of operations.

Total proceeds for 2006 were $6 million, inclusive of $3 million relating to 2006 dispositions of subsidiaries and associates and $3 million of deferred proceeds relating to prior years, with a loss on disposal of $4 million recorded in the consolidated statements of operations.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     INCOME TAXES

The components of income before income taxes, interest in earnings of associates and minority interest are as follows:

	Years ended December 31,
	2008	2007	2006
	(millions)
US	$20	$102	$117
UK	125	243	276
Other jurisdictions	254	209	121

Income before incomes taxes, interest in earnings of associates and minority interest	$399	$554	$514

The provision for income taxes by location of the taxing jurisdiction consisted of the following:

	Years ended December 31,
	2008	2007	2006
	(millions)
Current income taxes:
US federal tax	$(12)	$22	$5
US state and local taxes	2	7	6
UK corporation tax	(2)	(5)	(65)
Other jurisdictions	63	54	35

Total current taxes	51	78	(19)

Deferred taxes:
US federal tax	10	—	22
US state and local taxes	—	—	3
UK corporation tax	38	68	68
Other jurisdictions	(2)	(2)	(11)

Total deferred taxes	46	66	82

Total income taxes	$97	$144	$63

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     INCOME TAXES (Continued)

Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on its income, profits or capital gains. The following table reconciles the income taxes in these financial statements to that which would be expected at the US federal statutory income tax rate:

	Years ended December 31,
	2008	2007	2006
	(millions)
Income before income taxes, interest in earnings of associates and minority interest	$399	$554	$514

US federal statutory income tax rate	35%	35%	35%

Income tax expense at US federal tax rate	140	194	180
Adjustments to derive effective rate:
Non-deductible items:
Intangible assets	—	(5)	(6)
Other	4	3	11
Other items:
FIN 48 movement	(2)	(10)	n/a
Resolution of tax authority enquiries	—	—	(65)
Rate change impact	—	(4)	—
Prior year adjustment	1	(3)	(5)
Sale of property	—	—	(23)
Tax differentials of foreign earnings:
UK earnings	(8)	(7)	(16)
Other jurisdictions and US State Taxes	(31)	(13)	(4)
Other	(7)	(11)	(9)

Provision for income taxes	$97	$144	$63

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     INCOME TAXES (Continued)

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

	December 31,
	2008	2007
	(millions)
Deferred tax assets:
Accrued expenses not currently deductible	$25	$18
US State net operating losses	34	—
UK net operating losses	44	—
UK capital losses	51	69
Financial derivative transactions	13	—
Accrued retirement benefits	72	—
Provisions	40	42
Deferred compensation	46	28
Stock options	37	27

Gross deferred tax assets	362	184
Less: valuation allowance	(85)	(69)

Net deferred tax assets	277	115

Deferred tax liabilities:
Cost of intangible assets, net of related amortization	182	20
Prepaid retirement benefits	—	61
Tax-leasing transactions	5	6
Unremitted foreign earnings	27	28
Other	8	5

Deferred tax liabilities	222	120

Net deferred tax assets (liabilities)	$55	$(5)

	December 31,
	2008	2007
	(millions)
Balance sheet classifications:
Deferred tax assets	$76	$21
Deferred tax liabilities	21	26

Net deferred tax assets (liabilities)	$55	$(5)

At December 31, 2008, the Company had a valuation allowance of $85 million (2007: $69 million) to reduce its deferred tax assets to estimated realizable value. The valuation allowances at December 31, 2008 and 2007 relate to the deferred tax assets arising from UK capital loss carryforwards ($51 million), which have no expiration date and to the deferred tax assets arising from US State net operating losses ($34 million). Capital loss carryforwards can only be offset against future UK capital gains.

At December 31, 2008, the Company had deferred tax assets of $277 million (2007: $115 million), net of the valuation allowance. Management believes, based upon the level of historical taxable income and projections for future taxable income, it is more likely than not that the Company will realize the

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     INCOME TAXES (Continued)

benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

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

Unrecognized tax benefits

Total unrecognized tax benefits as at December 31, 2008 totaled $33 million. During the next 12 months it is reasonably possible that the Company will recognize approximately $9 million of tax benefits related to the release of provisions no longer required due to either settlement through negotiation or closure of the statute of limitations on assessment.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(millions)
Balance at January 1, 2008	$20
Reductions due to a lapse of the applicable statute of limitation	(5)
Increase for HRH opening balances	15
Other movements	3

Balance at December 31, 2008	$33

The Company files tax returns in the various tax jurisdictions in which it operates. The 2004 US tax year closed in 2008 upon the expiration of the statute of limitations on assessment. US tax returns have been timely filed. The Company has not received notice that the IRS will be conducting an audit of the open years. Texas and Wisconsin are the only states with an active income tax audit. The Company has not extended the federal statute of limitations for assessment in the US.

All UK tax returns have been timely filed and are in the normal process of being reviewed, with HM Revenue & Customs making enquiries to obtain additional information. There are no material ongoing enquiries in relation to filed UK returns other than in relation to the quantification of foreign tax reliefs available on the remittance of foreign earnings.

8.     EARNINGS PER SHARE

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

For the year ended December 31, 2008, time-based and performance-based options to purchase 16.9 million and 5.8 million (2007: 15.3 million and 0.2 million; 2006: 15.0 million and 0.4 million) shares of Willis common stock, respectively, and 1.4 million restricted shares (2007: 1.6 million; 2006: 1.1 million), respectively, were outstanding.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     EARNINGS PER SHARE (Continued)

Basic and diluted earnings per share are as follows:

	Years ended December 31,
	2008	2007	2006
	(millions, except per share data)
Net income	$303	$409	$449

Basic average number of shares outstanding	148	145	157
Dilutive effect of potentially issuable shares	—	2	1

Diluted average number of shares outstanding	148	147	158

Basic earnings per share	$2.05	$2.82	$2.86
Dilutive effect of potentially issuable shares	—	(0.04)	(0.02)

Diluted earnings per share	$2.05	$2.78	$2.84

Options to purchase 22.1 million shares of Willis common stock for the year ended December 31, 2008 were not included in the computation of the dilutive effect of stock options because the effect was antidilutive (2007: 2.6 million shares; 2006: 5.7 million shares).

9.     ACQUISITION OF HILB ROGAL & HOBBS COMPANY

On October 1, 2008, Willis completed the acquisition of HRH in a transaction involving both cash and stock consideration. The acquisition was effected by merging Willis HRH Inc, an indirect wholly owned subsidiary of Willis, with and into HRH.

The acquisition of HRH has been accounted for using the purchase method in accordance with FAS No. 141. Under the purchase method of accounting, the assets and liabilities of HRH are recorded at their fair values at the acquisition date. The financial statements and reported results of the operations of Willis after the completion of the acquisition reflect these fair values. The results of HRH are included within the consolidated statement of operations from October 1, 2008.

Prior to the acquisition, the Company had targeted key US locations and practice areas where it wished to expand and had made a series of piecemeal acquisitions. The acquisition of HRH, the eighth largest insurance and risk management intermediary in the United States, enabled the Company to achieve many of these targets and with a relatively low level of geographical and client overlap.

The Company believes that the HRH acquisition will:

  •
  substantially improve Willis' position in important areas in North America including California, Florida, Texas, Illinois, New York, Boston, New Jersey and Philadelphia, and in key business lines. In particular, the acquisition will more than double Willis' North America revenues in Employee Benefits, an already strong area of expertise that Willis has targeted for further growth. In addition, it will further strengthen key practice areas including personal lines, real estate, health care, environmental, construction, complex property and executive risk;

  •
  greatly strengthen Willis' leadership as a middle market broker and reinforce its large account presence. We also believe that the acquisition will further expand the range of Willis' specialty expertise and complement Willis' substantial presence in the London market;

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     ACQUISITION OF HILB ROGAL & HOBBS COMPANY (Continued)

  •
  enable the combined company to deliver greatly enhanced value to clients through a more robust and diversified platform;

  •
  boost the contribution of North America to Willis' overall revenues from 30 percent in 2007 to an estimated 45 percent on a pro forma basis, enhancing the mix among its North America, International and Global segments; and

  •
  positively rebalance Willis' business lines mix, with the Reinsurance businesses, which in 2007 accounted for 15 percent of Willis' revenues, going to 12 percent of the revenues of the combined company. Meanwhile, the Employee Benefits business will increase from 10 percent of Willis' current revenues to 13 percent of the revenues of the combined company.

The Company also expects to extract significant cost savings through synergies between the two companies.

Consideration

The consideration paid by Willis including amounts payable in respect of stock options and costs directly attributable to the business combination was approximately $1.8 billion, as analyzed below:

(millions)
Fair value of 24.38m shares of Willis common stock at $32.46	$792
Cash paid to HRH shareholders	942
Estimated fair value of 3,825,652 fully vested HRH stock options	19
Unrecognized stock based compensation relating to non-vested restricted HRH shares	3
Transaction costs	40

$1,796

Willis funded the cash consideration, the repayment of $341 million of existing HRH debt and the transaction costs with $1 billion from an interim credit facility and $525 million from a $700 million 5-year term loan facility. In addition, the Company repaid the $170 million outstanding at September 30, 2008 on its previously existing revolving credit facility and replaced this with a new $300 million facility, all of which remained available to draw at December 31, 2008. Over time the company plans to repurchase the majority of the shares issued in connection with the merger under the existing $1 billion buy back authorization.

Purchase price allocation

Willis' cost of acquiring HRH of $1.8 billion has been allocated on a preliminary basis to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition. However, the Company is still in the process of finalizing the valuation of certain assets and liabilities, thus the allocation of the purchase price is subject to refinement. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     ACQUISITION OF HILB ROGAL & HOBBS COMPANY (Continued)

The following table presents the Company's preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values:

October 1, 2008
(millions)
ASSETS
Cash and cash equivalents	$56
Fiduciary funds—restricted	219
Accounts receivable	588
Fixed assets	26
Goodwill	1,603
Other intangible assets	639
Deferred tax assets	168
Other assets	15

TOTAL ASSETS	$3,314

LIABILITIES
Accounts payable	$741
Due to affiliates	388
Income taxes payable	3
Deferred tax liabilities	255
Other liabilities	131

TOTAL LIABILITIES	$1,518

NET ASSETS ACQUIRED	$1,796

Identifiable Intangible Assets

The acquired intangible assets are attributable to the following categories:

	Amortization basis	millions	Expected life
Customer relationships	In line with underlying cashflows(i)	$593	20
Non-compete agreements	Straight line	36	2
Trade names	Straight line	10	4

		$639

(i)
After 5 years $320 million will have been amortized on a cumulative basis; after 10 years $486 million; and after 15 years $582 million.

Customer relationships were identified as the key intangible asset as approximately 95 percent of HRH's revenue has historically been generated by existing customer relationships. The fair value of customer relationships has been estimated using the discounted cash flow income approach. This involves calculating the present value of future cash flows arising from customer relationships existing at the acquisition date.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     ACQUISITION OF HILB ROGAL & HOBBS COMPANY (Continued)

Non compete agreements have also been valued by estimating the present value of the cashflows protected by the non-compete arrangement over their expected enforcement period of 3 years.

Trade names have been valued using the relief from royalty method, whereby the fair value of the trademark is estimated as the present value of the after tax royalty income stream that could be derived by licensing out the trade names.

The weighted average amortization period for the acquired intangible assets is 18.7 years.

Goodwill

The total amount of goodwill recognized on the purchase of HRH is $1.6 billion of which $1,551 million is attributable to our North America operations and $52 million to our Global operations.

Among the assets and liabilities acquired is tax deductible goodwill in HRH of $325 million that arose in a previous business combination by HRH. The tax basis in this historical goodwill of HRH continues to have tax basis after the acquisition of HRH by Willis, and will continue to be amortized for tax purposes. At the transaction date there is no temporary difference relating to the historical tax deductible goodwill, and therefore no deferred taxes. A temporary difference will arise in future periods as the tax deductible goodwill is amortized for tax purposes. Goodwill arising on the transaction above the historical HRH goodwill is not deductible for tax purposes and will not generate a temporary difference currently or in the future.

Supplemental Disclosure of Pro Forma Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of HRH occurred at January 1, 2007.

	2008	2007
	(millions, except per share data)
Total revenues	$3,451	$3,378
Operating income	595	725
Income before taxes, interest in earnings of associates and minority interest	412	525
Net income	$304	$392
Earnings per share—Basic	$1.83	$2.32
Earnings per share—Diluted	$1.81	$2.26

The unaudited pro forma financial information above reflects the following pro forma adjustments:

  (i)
  An adjustment to recognize the interest expense of $104 million and $132 million for the year to December 31, 2008 and 2007 respectively, to reflect the interest expense and amortization of debt fees associated with the $1 billion interim credit facility and $700 million 5-year term loan facility drawn down for the purpose of financing the acquisition of HRH.

  (ii)
  An adjustment to eliminate the interest expense in HRH on existing long-term debt that was repaid by Willis on acquisition.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     ACQUISITION OF HILB ROGAL & HOBBS COMPANY (Continued)

  (iii)
  Elimination of amortization of intangible assets and impairment of goodwill previously recognized by HRH.

  (iv)
  An adjustment to increase amortization expense based on the estimated fair value of identifiable intangible assets from the purchase price allocation, which are being amortized over their estimated useful lives over a range of 2 to 20 years, of $80 million and $83 million for the year to December 31, 2008 and 2007.

  (v)
  An adjustment to the weighted average number of shares used in the pro forma EPS calculation to reflect the issuance of 24.4 million new shares of Willis common stock on October 1, 2008 as if it took place on January 1, 2007.

  (vi)
  The above adjustments have been tax effected where appropriate at a rate of 40%.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been consummated as of that time, nor is it intended to be indicative of future results.

Integration costs

Once the proposed acquisition of HRH was announced, the Company worked with HRH management to develop a plan to integrate HRH and its previously existing North America operations. This plan was substantially complete at the time of the acquisition. The plan seeks to centralize HRH's dispersed back office processes and integrate these with Willis' existing service hubs and to close down HRH's Richmond Head Office. The plan also identified locations where office space was duplicated or could be rationalized. In implementing the integration plan, the Company has incurred or expects to incur $34 million of severance expenses and vacant space provisions relating to HRH staff and premises. This has been recognized as a liability assumed in the purchase business combination within Accounts payable and accrued expenses.

10.   FIDUCIARY FUNDS—RESTRICTED AND SHORT-TERM INVESTMENTS

The Company's fiduciary funds—restricted and short-term investments consist mainly of cash and time deposits. Accrued interest on investments is recorded as other assets.

Debt securities are classified as available-for-sale. Accordingly, they are recorded at fair market value with unrealized holding gains and losses reported, net of tax, as a component of other comprehensive income. As of December 31, 2008 and 2007, the amortized cost of such securities approximated fair value.

Realized gains and losses, net of tax, on debt securities are included in net income. During the years ended December 31, 2008, 2007 and 2006, sales of debt securities totaled $15 million, $19 million and $10 million, respectively, on which realized gains and losses were not material to the consolidated results of the Company. Fiduciary funds—restricted, consisting primarily of time deposits with original maturities of less than or equal to three months, were $1,854 million as of December 31, 2008 (2007: $1,520 million).

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   FIDUCIARY FUNDS—RESTRICTED AND SHORT-TERM INVESTMENTS (Continued)

Short-term investments consist of the following:

	December 31,
	2008	2007
	(millions)
Short-term investments:(1)
US, UK and other Government securities	$14	$28
Corporate debt securities	6	12

	$20	$40

(1)
Debt securities classified as available-for-sale.

The following table summarizes the estimated fair value of investments in marketable securities designated as available-for-sale classified by the contractual maturity date of the security:

	December 31,
	2008	2007
	(millions)
Total marketable securities—due within 1 year through 5 years	$20	$40

Consolidation of fiduciary funds

In accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, the financial statements for the years ended December 31, 2008 and 2007 reflect the consolidation of one Variable Interest Entity ("VIE"), a UK non-statutory trust that was established in January 2005 following the introduction of statutory regulation of insurance in the UK by the Financial Services Authority. The regulation requires that all fiduciary funds collected by an insurance broker such as the Company be paid into a non-statutory trust designed to give additional credit protection to the clients and insurance carriers of the Company. This trust restricts the financial instruments in which such funds may be invested and affects the timing of transferring commission from fiduciary funds to own funds.

As of December 31, 2008, the fair value of the assets in the VIE was approximately $931 million (2007: $912 million) and the fair value of the associated liabilities was approximately $931 million (2007: $912 million). There are no assets of the Company that serve as collateral for the VIE.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   TANGIBLE FIXED ASSETS

The components of fixed assets are as follows:

	December 31,
	2008	2007
	(millions)
Land and buildings	$41	$56
Leasehold improvements	148	140
Furniture and equipment	359	330

Total fixed assets, cost	548	526
Less accumulated depreciation	(236)	(211)

Total fixed assets, net	$312	$315

The Company recognized a depreciation charge of $54 million, $52 million and $49 million in the years ended December 31, 2008, 2007 and 2006, respectively.

12.   GOODWILL

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Goodwill is not amortized but is subject to impairment testing annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. As part of the evaluation the estimated future discounted cash flows associated with the underlying business operation are compared to the carrying amount of goodwill to determine if a write-down is required. If such an assessment indicates that the discounted future cash flows are not sufficient, the carrying amount is reduced to the estimated fair value.

The Company's annual goodwill impairment test which was performed during the fourth quarter of 2008, did not result in an impairment charge (2007: $nil, 2006: $nil).

When a business entity is sold, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it is included.

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2008 and 2007 are as follows:

	Global	North America	International	Total
	(millions)
Balance at January 1, 2007	$994	$233	$342	$1,569
Goodwill acquired during 2007	1	26	55	82
Foreign exchange	(3)	—	—	(3)

Balance at December 31, 2007	$992	$259	$397	$1,648
Goodwill acquired during 2008	52	1,551	22	1,625
Foreign exchange	2	—	—	2

Balance at December 31, 2008	$1,046	$1,810	$419	$3,275

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   OTHER INTANGIBLE ASSETS

Other intangible assets are classified into two categories:

  •
  "Customer and Marketing related" includes client lists, client relationships and non-compete agreements; and

  •
  "Contract based, Technology and Other" includes all other purchased intangible assets.

The major classes of amortizable intangible assets are as follows:

	December 31,
	2008	2007
	(millions)
Customer and Marketing related	$757	$120
Less: accumulated amortization	(78)	(46)

Net amortizable Customer and Marketing related	679	74

Contract based, Technology and Other	4	4
Less: accumulated amortization	(1)	—

Net amortizable Contract based, Technology and Other	3	4

Total amortizable intangible assets	761	124
Less: accumulated amortization	(79)	(46)

Net total amortizable intangible assets	$682	$78

The aggregate amortization of intangible assets for the year ended December 31, 2008 was $36 million. The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

(millions)
2009	$94
2010	86
2011	70
2012	60
2013	52

Total	$362

14.   INVESTMENTS IN ASSOCIATES

The Company holds a number of investments which it accounts for using the equity method. The Company's interest in the outstanding stock of the more significant associates is as follows:

	December 31,
	Country	2008	2007
Al-Futtaim Willis Co. L.L.C.	Dubai	49%	49%
Gras Savoye & Cie ("Gras Savoye")	France	48%	38%

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   INVESTMENTS IN ASSOCIATES (Continued)

Of those listed above, the Company's principal investment as of December 31, 2008 and 2007 is Gras Savoye, France's leading insurance broker. Included in the carrying amount of the Gras Savoye investment as of December 31, 2008 is goodwill of $141 million (2007: $93 million). Of this total, $21 million was recognized in respect of an additional 4.3 percent purchased in January 2008 and $27 million was recognized in December 2008 in respect of an additional 5.5 percent. The additional acquisition increases the Company's total voting interest to 48%.

As of December 31, 2008 and 2007, the Company's other investments in associates individually and in the aggregate were not material to the Company's operations.

On July 23, 1997, the Company entered into an agreement with Gras Savoye whereby, among other things, the co-shareholders of Gras Savoye (other than management) have the right to sell "put option" their shares to the Company, possibly increasing the Company's ownership interest from 48 percent to 90 percent. Management shareholders of Gras Savoye, representing approximately 10 percent of the outstanding shares, do not have general put rights before 2011, but have certain put rights on their death, disability or retirement. The option expires at the end of 2011 and Gras Savoye's eligible co-shareholders may exercise their rights from January 1, 2001. In addition, the Company has the right to purchase (call option) at least 50.1 percent of Gras Savoye's shares from the co-shareholders. The call option is exercisable from December 1, 2009 until February 1, 2010. The exact amount payable by the Company under the put option and call option is based on formula-based price contingent on Gras Savoye's future results.

Unaudited condensed financial information for associates, in the aggregate, as of and for the years ended December 31, is presented below. For convenience purposes: (i) balance sheet data has been translated to US dollars at the relevant year-end exchange rate, and (ii) condensed statements of operations data has been translated to US dollars at the relevant average exchange rate.

	2008	2007	2006
	(millions)
Condensed statements of operations data:
Total revenues	$574	$508	$440
Income before income taxes	86	75	75
Net income	51	29	41
Condensed balance sheets data:
Total assets	1,538	1,446	1,250
Total liabilities	(1,262)	(1,188)	(1,041)
Stockholders' equity	(276)	(258)	(209)

For the year ended December 31, 2008, the Company recognized $9 million (2007: $6 million; 2006: $5 million) in respect of dividends received from associates.

15.   PENSION PLANS

The Company maintains two principal defined benefit pension plans that cover almost all our employees in the United States and United Kingdom. Both these plans are now closed to new entrants. New entrants in the United Kingdom are offered the opportunity to join a defined contribution plan and in the United States are offered the opportunity to join a 401(k) plan. In addition to the Company's UK and US defined benefit pension plans, the Company has several smaller defined benefit

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   PENSION PLANS (Continued)

pension plans in Ireland, Germany, Denmark and the Netherlands. Elsewhere, pension benefits are typically provided through defined contribution plans. It is the Company's policy to fund pension costs as required by applicable laws and regulations.

At December 31, 2008, the Company recorded, on the Consolidated Balance Sheets:

  •
  a pension benefit asset of $111 million (2007: $404 million) in respect of the UK defined benefit pension plan; and

  •
  a total liability for pension benefits of $237 million (2007: $43 million) representing:

  •
  $208 million (2007: $43 million) in respect of the US defined benefit pension plan; and

  •
  $29 million (2007: nil) in respect of the International defined benefit pension plans.

UK and US defined benefit plans

The following schedules provide information concerning the Company's UK and US defined benefit pension plans as of and for the years ended December 31:

	UK Pension Benefits		US Pension Benefits
	2008	2007	2008	2007
	(millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$2,084	$2,090	$641	$585
Service cost	35	47	23	21
Interest cost	114	113	38	35
Employee contributions	14	14	—	—
Actuarial (gain) loss	(248)	(120)	(24)	22
Benefits paid	(73)	(82)	(23)	(22)
Foreign currency changes	(507)	22	—	—
Plan amendments	(33)	—	(6)	—

Benefit obligations, end of year	1,386	2,084	649	641

Change in plan assets:
Fair value of plan assets, beginning of year	2,488	2,256	598	551
Actual return on plan assets	(509)	99	(142)	46
Employee contributions	14	14	—	—
Employer contributions	140	180	8	23
Benefits paid	(73)	(82)	(23)	(22)
Foreign currency changes	(563)	21	—	—

Fair value of plan assets, end of year	1,497	2,488	441	598

Funded status at end of year	$111	$404	$(208)	$(43)

Components on the Consolidated Balance Sheets:
Pension benefits asset	$111	$404	$—	$—
Liability for pension benefits	—	—	(208)	(43)

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     PENSION PLANS (Continued)

Amounts recognized in accumulated other comprehensive loss consist of:

	UK Pension Benefits		US Pension Benefits
	2008	2007	2008	2007
	(millions)
Net actuarial loss	$523	$236	$185	$20
Prior service gain	(37)	(18)	(12)	(7)

The accumulated benefit obligations for the Company's UK and US defined benefit pension plans were $1,377 million and $635 million, respectively (2007: $2,014 million and $619 million, respectively).

The components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the UK and US defined benefit plans are as follows:

	Years ended December 31,
	UK Pension Benefits			US Pension Benefits
	2008	2007	2006	2008	2007	2006
	(millions)
Components of net periodic benefit cost:
Service cost	$35	$47	$51	$23	$21	$21
Interest cost	114	113	97	38	35	32
Expected return on plan assets	(184)	(182)	(143)	(47)	(44)	(39)
Amortization of unrecognized prior service gain	(3)	(3)	(3)	(1)	(1)	(1)
Amortization of unrecognized actuarial loss	—	4	14	—	—	—

Net periodic benefit (income) cost	$(38)	$(21)	$16	$13	$11	$13

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss (gain)	$445	$(37)	$287	$165	$20	$1
Amortization of unrecognized actuarial loss	—	(4)	(14)	—	—	—
Prior service gain	(33)	—	(23)	(6)	—	(10)
Amortization of unrecognized prior service gain	3	3	3	1	1	1

Total recognized in other comprehensive income (loss)	$415	$(38)	$253	$160	$21	$(8)

Total recognized in net periodic benefit cost and other comprehensive income	$377	$(59)	$269	$173	$32	$5

The estimated net loss and prior service cost for the UK and US defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $31 million loss and $4 million gain, respectively (using the year-end exchange rate of £1 = $1.46) for the UK plan and $19 million loss and $2 million gain for the US plan, respectively.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     PENSION PLANS (Continued)

The following schedule provides other information concerning the Company's UK and US defined benefit pension plans:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
	2008	2007	2008	2007
Weighted-average assumptions to determine benefit obligations:
Discount rate	6.5%	5.9%	6.3%	6.0%
Rate of compensation increase	3.5%	4.3%	N/A	4.0%

Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	5.9%	5.3%	6.0%	6.0%
Expected return on plan assets	7.8%	7.8%	8.0%	8.0%
Rate of compensation increase	4.3%	3.9%	4.0%	4.0%

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

The Company's pension plan asset allocations based on fair values were as follows:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
Asset Category	2008	2007	2008	2007
Equity securities	68%	71%	52%	62%
Debt securities	28%	22%	47%	28%
Real estate	4%	5%	—	—
Other	—	2%	1%	10%

Total	100%	100%	100%	100%

The Company's investment policy includes a mandate to diversify assets and the Company invests in a variety of asset classes to achieve that goal. The UK plan's assets are divided into 10 separate portfolios according to asset class and managed by 12 investment managers. The broad target allocations are UK and foreign equities (75 percent), debt securities (20 percent) and real estate (5 percent). The US plan's assets are currently invested in 17 funds representing most standard equity and debt security classes. The broad target allocations are US and foreign equities (64 percent) and debt securities (36 percent).

In 2009, the Company expects to contribute $37 million to the UK plan and $18 million to the US plan.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     PENSION PLANS (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK and US defined benefit pension plans:

Expected future benefit payments	UK Pension Benefits	US Pension Benefits
	(millions)
2009	$60	$26
2010	63	27
2011	69	29
2012	72	33
2013	74	36
2014-2018	439	228

Willis North America has a 401(k) plan covering all eligible employees of Willis North America and its subsidiaries. The plan allows participants to make pre-tax contributions and the Company provides a matching contribution of 3 percent of employees' annual eligible compensation. All investment assets of the plan are held in a trust account administered by independent trustees. The Company's 401(k) matching contributions for 2008 were $8 million (2007: $6 million; 2006: $5 million).

International defined benefit pension plans

In addition to the Company's UK and US defined benefit pension plans, the Company has several smaller defined benefit pension plans in Ireland, Germany, Denmark and the Netherlands. In prior years, management determined that these International plans were not material to the Company's results of operations, financial condition or liquidity: as at December 31, 2007 the net pension liability in respect of these schemes was $2 million. Consequently such plans were not included in the Company's pension plan disclosures.

However, as a result of the turmoil in worldwide equity markets in the latter half of 2008 and consequent declines in pension plan asset values, a $29 million pension benefit liability has been recognized in respect of these schemes. Accordingly, the Company is now providing pension plan disclosures for these schemes.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     PENSION PLANS (Continued)

The following schedules provide information concerning the Company's international defined benefit pension plans as of and for the year ended December 31, 2008. Comparative information has not been presented.

International Pension Benefits
2008
(millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$128
Service cost	6
Interest cost	7
Actuarial gain	(12)
Benefits paid	(3)
Foreign currency changes	(8)

Benefit obligations, end of year	118

Change in plan assets:
Fair value of plan assets, beginning of year	126
Actual return on plan assets	(35)
Employer contributions	6
Benefits paid	(2)
Foreign currency changes	(6)

Fair value of plan assets, end of year	89

Components on the Consolidated Balance Sheets:
Liability for pension benefits	$(29)

Amounts recognized in accumulated other comprehensive loss consist of a net actuarial loss of $27 million.

The accumulated benefit obligation for the Company's International defined benefit pension plans was $104 million.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     PENSION PLANS (Continued)

The components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the International defined benefit plans for the year ended December 31, 2008 are as follows:

International Pension Benefits
2008
(millions)
Components of net periodic benefit cost:
Service cost	$6
Interest cost	7
Expected return on plan assets	(8)
Other	1

Net periodic benefit cost	$6

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain	$(31)

Total recognized in other comprehensive income	(31)

Total recognized in net periodic benefit cost and other comprehensive income	$(25)

The estimated net loss for the International defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $2 million (using the year-end exchange rate of £1 = $1.46).

The following schedule provides other information concerning the Company's International defined benefit pension plans:

International Pension Benefits
2008
Weighted-average assumptions to determine benefit obligations:
Discount rate	5.00% - 6.50%
Rate of compensation increase	2.00% - 4.50%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	5.00% - 5.65%
Expected return on plan assets	5.40% - 7.11%
Rate of compensation increase	2.00% - 4.50%

The determination of the expected long-term rate of return on the International plan assets is dependent upon the specific circumstances of each individual plan. The assessment may include analyzing historical investment performance, investment community forecasts and current market conditions to develop expected returns for each asset class used by the plans.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     PENSION PLANS (Continued)

The Company's International pension plan asset allocations at December 31, 2008 based on fair values were as follows:

International Pension Benefits
Asset Category	2008
Equity securities	34%
Debt securities	53%
Real estate	7%
Other	6%

Total	100%

The investment policies for the International plans vary by jurisdiction but are typically established by the local pension plan trustees, where applicable, and seek to maintain the plans' ability to meet liabilities of the plans as they fall due and to comply with local minimum funding requirements.

In 2009, the Company expects to contribute $6 million to the International plans.

The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the International defined benefit pension plans:

Expected future benefit payments	International Pension Benefits
(millions)
2009	$3
2010	3
2011	4
2012	5
2013	4
2014-2018	26

16.     DEBT

Short-term debt consists of the following:

	December 31,
	2008	2007
	(millions)
Current portion of 5-year term loan facility	$35	$—
Interim credit facility	750	—

	$785	$—

The $1 billion interim credit facility bears interest at LIBOR plus 2.250% and is repayable on September 30, 2009. Duration fees of 0.50% of any balance then outstanding are payable on March 31, 2009 and June 30, 2009.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.     DEBT (Continued)

Long-term debt consists of the following:

	December 31,
	2008	2007
	(millions)
5.125% Senior notes due 2010	$250	$250
5.625% Senior notes due 2015	350	350
6.200% Senior notes due 2017	600	600
5-year term loan facility	665	—
Revolving credit facility	—	50

	$1,865	$1,250

HRH acquisition

On October 1, 2008, we funded the HRH acquisition with $1 billion from an interim credit facility and $525 million from a $700 million 5-year term loan facility. In addition, we repaid the outstanding balance on our existing revolving credit facility and replaced this with a new $300 million revolving credit facility. During fourth quarter 2008, we repaid $250 million of the interim credit facility and drew down an additional $175 million under the 5-year term loan.

The $1 billion interim credit facility bears interest at LIBOR plus 2.250% and is repayable on September 30, 2009; the 5-year term loan facility and the revolving credit facility also bear interest at LIBOR plus 2.250%. 1 month LIBOR at December 31, 2008 was 0.436%.

The agreements relating to the new senior credit facilities and revolving credit facility contain numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated adjusted EBITDA to consolidated fixed charges and maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA, in each case subject to certain adjustments.

In addition, the credit agreements include covenants relating to the delivery of financial statements, reports and notices, limitations on liens, limitations on sales and other disposals of assets, limitations on indebtedness and other liabilities, limitations on sale and leaseback transactions, limitations on mergers and other fundamental changes, maintenance of property, maintenance of insurance, nature of business, compliance with applicable laws, maintenance of corporate existence and rights, use of proceeds, payment of taxes and access to information and properties. At December 31, 2008, the Company was in compliance with all covenants.

All obligations of Willis North America Inc. ("Willis North America") (the borrower) under the credit agreements and under the senior notes listed above are guaranteed by Willis Group Holdings Limited, Willis Investment UK Holdings Limited, Trinity Acquisition Limited, Willis Group Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

In February 2009, the Company entered into an agreement with Goldman Sachs Mezzanine Partners to issue notes in an aggregate principal amount of $500 million. The Company anticipates that the net proceeds of this issuance of approximately $480 million will be applied towards the balance of the interim credit facility. Consummation of the issuance, which is subject to customary closing conditions, is expected to take place in March 2009.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.     DEBT (Continued)

Lines of credit

Excluding the $300 million revolving credit facility, the Company also has available $10 million (2007: $8 million) in lines of credit, of which $1 million was drawn as of December 31, 2008 (2007: $nil).

17.   COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain land, buildings and equipment under various operating lease arrangements. Original non-cancellable lease terms typically are between 10 and 20 years and may contain escalation clauses, along with options that permit early withdrawal. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease.

As of December 31, 2008, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross Rental Commitments	Rentals from Subleases	Net Rental Commitments
	(millions)
2009	$104	$(21)	$83
2010	101	(18)	83
2011	85	(13)	72
2012	69	(10)	59
2013	58	(9)	49
Thereafter	822	(81)	741

Total	$1,239	$(152)	$1,087

We moved from Ten Trinity Square into our new London headquarters in Lime Street in April 2008. In November 2004, the Company entered into an agreement with long time client British Land plc to lease the Lime Street building and took control of the building in June 2007 under a 25-year operating lease. The Company's contractual obligations in relation to this commitment total $720 million and are included in the table above.

Rent expense amounted to $151 million for the year ended December 31, 2008 (2007: $132 million; 2006: $93 million). The Company's rental income from subleases was $22 million for the year ended December 31, 2008 (2007: $14 million; 2006: $11 million).

Guarantees

Guarantees issued by certain of Willis Group Holdings' subsidiaries with respect to the senior credit facility and the senior notes are discussed in note 16—Debt in these consolidated financial statements.

Certain of Willis Group Holdings' subsidiaries have given the landlords of some leasehold properties occupied by the Company in the United Kingdom and the United States guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $804 million and $1,035 million at December 31, 2008 and 2007, respectively.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   COMMITMENTS AND CONTINGENCIES (Continued)

In addition, the Company has given guarantees to bankers and other third parties relating principally to letters of credit amounting to $4 million and $4 million at December 31, 2008 and 2007, respectively.

Put and Call Options Relating to Subsidiaries and Associates

For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell (a put option) their shares to the Company at various dates in the future. Generally, the exercise price of such put options and call options is formula-based (using revenues and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates, the potential amount payable from these options is not expected to exceed $434 million. Of this balance, $359 million relates to Gras Savoye.

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

The most significant actual or potential claims, lawsuits and other proceedings, of which we are currently aware are:

Inquiries and Investigations

In connection with the investigation commenced by the New York State Attorney General in April 2004 concerning, among other things, contingent commissions paid by insurers to insurance brokers, in April 2005, the Company entered into an Assurance of Discontinuance ("NY AOD") with the New York State Attorney General and the Superintendent of the New York Insurance Department and paid $50 million to eligible customers. As part of the NY AOD, the Company also agreed not to accept contingent compensation and to disclose to customers any compensation the Company will receive in connection with providing policy placement services to the customer. The Company also resolved

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   COMMITMENTS AND CONTINGENCIES (Continued)

similar investigations commenced by the Minnesota Attorney General, the Florida Attorney General, the Florida Department of Financial Services and the Florida Office of Insurance Regulation for amounts that were not material to the Company. Similarly, in August 2005 HRH entered into an agreement with the Attorney General of the State of Connecticut (the "CT Attorney General") and the Insurance Commissioner of the State of Connecticut to resolve all issues related to their investigations into certain insurance brokerage and insurance agency practices and to settle a lawsuit brought in August 2005 by the CT Attorney General alleging violations of the Connecticut Unfair Trade Practices Act and the Connecticut Unfair Insurance Practices Act. As part of this settlement, HRH agreed to take certain actions including establishing a $30 million national fund for distribution to certain clients, enhancing disclosure practices for agency and broker clients, and declining contingent compensation on brokerage business. The Company has co-operated fully with other similar investigations by the regulators and/or attorneys general of other jurisdictions, some of which have been concluded with no indication of any finding of wrongdoing.

The European Commission issued questionnaires pursuant to its Sector Inquiry or, in respect of Norway, the European Free Trade Association Surveillance Authority, related to insurance business practices, including compensation arrangements for brokers, to at least 150 European brokers including our operations in nine European countries. The Company responded to the European Commission questionnaires and has filed the European Free Trade Association Surveillance Authority for two of its Norwegian entities. The European Commission reported on a final basis on September 25, 2007, expressing concerns over potential conflicts of interest in the industry relating to remuneration and binding authorities when assuming a dual role for clients and insurers and also over the nature of the coinsurance market. The Company continues to co-operate with both the European Commission and the European Free Trade Association Surveillance Authority.

Since August 2004, the Company and HRH (along with various other brokers and insurers) have been named as defendants in purported class actions in various courts across the country. All of these actions have been consolidated or are in the process of being consolidated into a single action in the U.S. District Court for the District of New Jersey ("MDL"). There are two amended complaints within the MDL, one that addresses employee benefits ("EB Complaint") and one that addresses all other lines of insurance ("Commercial Complaint"). HRH was a named defendant in the EB Complaint, but has since been voluntarily dismissed. HRH is a named defendant in the Commercial Complaint. The Company is a named defendant in both MDL Complaints. Each of the EB Complaint and the Commercial Complaint seek monetary damages, including punitive damages, and equitable relief and make allegations regarding the practices and conduct that have been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers have breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and participated in other improper activities. The Complaints also allege the existence of a conspiracy among insurance carriers and brokers and allege violations of federal antitrust laws, the federal RICO statute and the Employee Retirement Income Security Act of 1974 ("ERISA"). In separate decisions issued in August and September 2007, the antitrust and RICO claims were dismissed with prejudice and the state claims were dismissed without prejudice from both Complaints. Plaintiffs have filed a notice of appeal regarding these dismissal rulings and oral arguments on this appeal are scheduled to be heard in April 2009. In January 2008, the Judge dismissed the ERISA claims with prejudice from the EB Complaint. Additional actions could be brought in the future by individual policyholders. The Company disputes the allegations in all of these suits and has been and intends to continue to defend itself vigorously against these actions. The

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   COMMITMENTS AND CONTINGENCIES (Continued)

outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

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

Two former clients of Willis Limited, American Reliable Insurance Company and one of its associated companies ("ARIC") and CNA Insurance Company Limited and two of its associated companies ("CNA") have each terminated their respective tolling agreements with Willis Limited and commenced litigation in September 2007 and January 2008, respectively, in the English Commercial Court against Willis Limited. ARIC has alleged conspiracy between a former Willis Limited employee and the ARIC underwriter as well as negligence and CNA has alleged deceit and negligence by the same Willis Limited employee both in connection with placements of personal accident reinsurance in the excess of loss market in London and elsewhere. The Company disputes these allegations and is vigorously defending itself in these actions. ARIC's asserted claim is approximately $257 million (plus unspecified interest and costs) and CNA's asserted claim is approximately $251 million (plus various unspecified claims for exemplary damages, interest and costs). Pleadings have been exchanged in both actions and the parties have been and continue to be engaged in extensive discovery prior to the trial which the Court has fixed on a preliminary basis for ten weeks commencing October 7, 2009. The Company

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   COMMITMENTS AND CONTINGENCIES (Continued)

cannot predict at this time what, if any, damages might result from these claims but has kept its errors and omissions insurance carrier fully informed of developments in the claims. The Company believes that any amounts required to resolve the claims will be covered by errors and omissions insurance. Various arbitrations continue to be active and from time to time the principals request co-operation from the Company and suggest that claims may be asserted against the Company. Such claims may be made against the Company if reinsurers do not pay claims on policies issued by them. The Company cannot predict at this time whether any such claims will be made or the damages that may be alleged.

Gender Discrimination Class Action

In March 2008, the Company settled an action in the United States District Court for the Southern District of New York commenced against the Company in 2001 on behalf of an alleged nationwide class of present and former female officer and officer equivalent employees alleging that the Company discriminated against them on the basis of their gender and seeking injunctive relief, money damages, attorneys' fees and costs. Although the Court had denied plaintiffs' motions to certify a nationwide class or to grant nationwide discovery, it did certify a class of approximately 200 female officers and officer equivalent employees based in the Company's offices in New York, New Jersey and Massachusetts. The settlement agreement provides for injunctive relief and a monetary payment, including the amount of attorney fees plaintiffs' counsel are entitled to receive, which was not material to the Company. In December 2006, a former female employee, whose motion to intervene in the class action was denied, filed a purported class action in the United States District Court, Southern District of New York, with almost identical allegations as those contained in the suit that was settled in 2008, except seeking a class period of 1998 to the time of trial (the class period in the settled suit was 1998 to the end of 2001). The Company's motion to dismiss this suit was denied and the Court did not grant the Company permission to immediately file an appeal from the denial of its motion to dismiss. The suit was recently amended to include two additional plaintiffs. The parties are in the discovery phase of the litigation. The Company cannot predict at this time what, if any, damages might result from this action.

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.   ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX

The components of comprehensive (loss) income are as follows:

	Years ended December 31,
	2008	2007	2006
	(millions)
Net income	$303	$409	$449
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (net of tax of $nil in 2008, 2007 and 2006)	(89)	17	44
Unrealized holding loss (net of tax of $nil in 2008, 2007 and 2006)	—	—	(1)
Minimum pension liability adjustment, prior to the adoption of FAS 158 (net of tax of $(97) million in 2006)	—	—	209
FAS 158 pension funding adjustment (net of tax of $160 million in 2008 and $(6) million in 2007)	(355)	7	—
Net (loss) gain on derivative instruments (net of tax of $13 million in 2008, $nil in 2007, $1 million in 2006)	(33)	1	(2)

Other comprehensive (loss) income (net of tax of $173 million in 2008, $(6) million in 2007, $(96) million in 2006)	(477)	25	250

Comprehensive (loss) income	$(174)	$434	$699

The components of accumulated other comprehensive loss, net of tax, are as follows:

	December 31,
	2008	2007	2006
	(millions)
Net foreign currency translation adjustment	$(73)	$16	$(1)
Net unrealized holding loss	(1)	(1)	(1)
Net minimum pension liability adjustment, prior to the adoption of FAS 158	—	—	16
FAS 158 pension funding adjustment	(521)	(166)	—
Net unrealized loss on derivative instruments	(35)	(2)	(3)

Accumulated other comprehensive (loss) income pre application of FAS 158, net of tax	$(630)	$(153)	$11
Net adjustment on initial application of FAS 158	—	—	(189)

Accumulated other comprehensive loss, net of tax	$(630)	$(153)	$(178)

It is estimated that $37 million of net derivative losses included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Years ended December 31,
	2008	2007	2006
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$69	$83	$96
Cash payments for interest	122	57	36

Supplemental disclosures of non-cash flow investing and financing activities:
Liabilities accrued for additions to fixed assets	$—	$16	$—
Issue of stock on acquisitions of subsidiaries	803	16	3
Deferred payments on acquisitions of subsidiaries	—	1	8

Acquisitions:
Fair value of assets acquired	$1,737	$11	$92
Less:
liabilities assumed	(1,521)	(2)	(71)
cash acquired	(56)	—	(2)

Net assets assumed, net of cash acquired	$160	$9	$19

20.   SHARE BUYBACKS

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced the previous $1 billion buyback program and its remaining $308 million authorization. The program is an open-ended plan to repurchase the Company's shares from time to time in the open market or through negotiated sales with persons who are not affiliates of the Company. In addition the board authorized in June 2008, the repurchase of up to the number of shares issued by the Company in connection with the acquisition of HRH.

During the year ended December 31, 2008, the Company repurchased 2.3 million shares for a total consideration of $75 million at an average price of $33.12. Repurchased shares were subsequently canceled. There was also a $1 million adjustment in 2008 relating to prior year price adjustments.

Accelerated Share Repurchase Programs

During the year ended December 31, 2007, the Company completed the $150 million November 2006 accelerated share repurchase program and started and completed two further accelerated share repurchase programs, one for $50 million and one for $400 million.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.   SHARE BUYBACKS (Continued)

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

21.   FINANCIAL INSTRUMENTS

The Company's principal financial instruments, other than derivatives, comprise the fixed rate senior notes, the new 5-year term loan and interim credit facilities, a revolving credit facility, cash deposits and short-term investments. The Company also enters into derivative transactions (principally interest rate swaps and forward foreign currency contracts) in order to manage interest rate and currency risks arising from the Company's operations and its sources of finance. The Company does not hold financial or derivative instruments for trading purposes.

The main risks arising from the Company's financial instruments are interest rate risk, liquidity risk, foreign currency risk and credit risk. The Company's board of directors reviews and agrees policies for managing each of these risks as summarized below.

Interest Rate Risk

The Company's operations are financed principally by $1,200 million fixed rate senior notes, $700 million under a new 5-year term loan facility and $750 million under an interim credit facility that expires on September 30, 2009. Of the fixed rate senior notes $250 million are due 2010, $350 million are due 2015 and $600 million are due 2017. The Company also has a new 5-year $300 million revolving credit facility which was undrawn as of December 31, 2008. All debt is issued by a subsidiary of the Company.

The interest rate applicable to the borrowings under the new facilities varies according to LIBOR on the date of individual drawdowns. In addition, duration fees of $9 million are payable on the interim credit facility.

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

21.   FINANCIAL INSTRUMENTS (Continued)

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

	Years ended December 31,
	2008	2007	2006
	(millions)
Other Operating Expenses
Interest rate contracts	$1	—	—
Other Comprehensive Income
Interest rate contracts (net of tax of $(7), $(6) and $1)	$19	$13	$(2)

A summary of the Company's interest rate swaps by major currency is as follows:

		December 31,
				Weighted Average Interest Rates
		Notional Amount(1)	Termination Dates
				Receive	Pay
		(millions)		%	%
2008
US dollar	Receive fixed-pay variable	$825	2009-2011	4.72	1.85
Pounds sterling	Receive fixed-pay variable	237	2009-2012	5.25	2.98
Euro	Receive fixed-pay variable	143	2009-2011	4.04	2.88
2007
US dollar	Receive fixed-pay variable	$1,005	2008-2011	4.85	3.96
Pounds sterling	Receive fixed-pay variable	355	2008-2011	5.17	5.14
Euro	Receive fixed-pay variable	160	2008-2011	3.81	4.53

(1)
Notional amounts represent US dollar equivalents translated at the spot rate as of December 31.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.   FINANCIAL INSTRUMENTS (Continued)

A summary of the Company's forward rate agreements by major currency is as follows:

December 31,
Weighted Average Interest Rates
		Notional Amount(1)	Termination Dates
				Receive	Pay
		(millions)		%	%
2008
None Outstanding		$—	—	—	—
2007
Pounds sterling	Receive fixed-pay variable	$20	2008	6.19	6.50

(1)
Notional amounts represent US dollar equivalents translated at the spot rate as of December 31.

Liquidity Risk

The Company's objective is to ensure that it has the ability to generate sufficient cash either from internal or external sources, in a timely and cost-effective manner, to meet its commitments as they fall due. The Company's management of liquidity risk is embedded within its overall risk management framework. Scenario analysis is continually undertaken to ensure that the Company's resources can meet its liquidity requirements. These resources are supplemented by a $300 million revolving credit facility which expires on October 1, 2013, all of which was available to draw as at December 31, 2008. As of the year end the Company had exposure of $750 million under an interim credit facility that expires on September 30, 2009. In February 2009, the Company entered into an agreement to issue $500 million 12.875% senior unsecured notes due 2016. The net proceeds of approximately $480 million will be applied towards the balance on the interim credit facility. The Company expects to repay the balance on the facility of approximately $270 million out of free cash flow and from the sale of non-core businesses.

Foreign Currency Risk

The Company's primary foreign exchange risks arise:

  •
  from changes in the exchange rate between US dollars and pounds sterling as its London market operations earn the majority of their revenues in US dollars and incur expenses predominantly in pounds sterling, and may also hold a significant net sterling asset or liability position on the balance sheet. In addition, the London market operations earn significant revenues in euros and Japanese Yen; and

  •
  from the translation into US dollars of the net income and net assets of its foreign subsidiaries, excluding the London market operations which are US dollar denominated.

The foreign exchange risks in its London market operations are hedged as follows:

  •
  To the extent that forecast pound sterling expenses exceed pound sterling revenues, the Company limits its exposure to this exchange rate risk by the use of forward contracts matched to specific, clearly identified cash outflows arising in the ordinary course of business;

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.   FINANCIAL INSTRUMENTS (Continued)

  •
  To the extent the UK operations earn significant revenues in euros and Japanese Yen, the Company limits its exposure to changes in the exchange rate between the US dollar and these currencies by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods; and

  •
  To the extent that the net sterling asset or liability position in its London market operations relate to short term cash flows, the Company limits its exposure by the use of forward purchases and sales. These forward purchases and sales are not effective hedges for accounting purposes.

The Company does not hedge net income earned within foreign subsidiaries outside of the UK.

The fair value of foreign currency contracts is recorded in other assets and other liabilities. For contracts that qualify as accounting hedges, changes in fair value resulting from movements in the spot exchange rate are recorded as a component of other comprehensive income whilst changes resulting from a movement in the time value are recorded in interest expense. For contracts that do not qualify for hedge accounting, the total change in fair value is recorded in interest expense. Amounts held in comprehensive income are reclassified into earnings when the hedged exposure affects earnings.

	Years ended December 31,
	2008	2007(1)	2006(1)
	(millions)
Interest Expense
Foreign currency contracts	$(1)	$(10)	$13
Other Comprehensive Income
Foreign currency contracts (net of tax of $20, $6 and $nil)	(53)	(12)	—

(1)
Prior to 2008, the changes in fair value on contracts that did not qualify for hedge accounting were recorded within other operating expenses.

The table below summarizes by major currency the contractual amounts of the Company's forward contracts to exchange foreign currencies for pounds sterling. Foreign currency notional amounts are reported in US dollars translated at spot rates at December 31.

	December 31,
	Sell 2008(1)	Sell 2007
	(millions)
US dollar	$423	$120
Euro	167	186
Japanese yen	41	14

(1)
Forward exchange contracts range in maturity from 2009 to 2011.

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

The Company maintains a policy providing for the diversification of cash and cash equivalent investments and places such investments in an extensive number of financial institutions to limit the amount of credit risk exposure. These financial institutions are monitored on an ongoing basis for credit quality predominantly using information provided by credit agencies.

Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of December 31, 2008.

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

	December 31,
	2008		2007
	Carrying amount	Fair Value	Carrying amount	Fair Value
	(millions)
Assets:
Cash and cash equivalents	$176	$176	$200	$200
Fiduciary funds—restricted	1,854	1,854	1,520	1,520
Short-term investments	20	20	40	40
Derivative financial instruments	42	42	14	14
Liabilities:
Short-term debt	785	785	—	—
Long-term debt	1,865	1,546	1,250	1,247
Derivative financial instruments	88	88	14	14

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

Cash and Cash Equivalents—The estimated fair value of these financial instruments approximates their carrying values due to their short maturities.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.   FINANCIAL INSTRUMENTS (Continued)

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

22.   SEGMENT INFORMATION

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

The Company evaluates the performance of its operating segments based on organic revenue growth and operating income. For internal reporting and segmental reporting, the following items for which segmental management are not held accountable are excluded from segmental expenses:

  i)
  gains and losses on the disposal of operations and major properties;

  ii)
  foreign exchange hedging activities and foreign exchange movements on the UK pension plan asset or liability;

  iii)
  significant legal and regulatory settlements which are managed centrally;

  iv)
  amortization of intangible assets;

  v)
  Shaping our Future expenditure for 2006;

  vi)
  2008 expense review costs; and

  vii)
  integration costs associated with the acquisition of HRH.

The accounting policies of the operating segments are consistent with those described in Note 2—Basis of Presentation and Significant Accounting Policies. There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.     SEGMENT INFORMATION (Continued)

In 2008, the Company changed its basis of segmental allocation for central costs. All accounting adjustments for foreign exchange hedging activities and foreign exchange movements on the UK pension plan asset or liability are held at the Corporate level, together with legal costs that are managed centrally. As a result of this change, $nil in 2007 and $2 million net operating loss for full year 2006, previously allocated to the operating segments, has been reported within Corporate.

Selected information regarding the Company's operating segments is as follows:

	Commissions and Fees	Investment Income	Other Income(1)	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Year ended December 31, 2008
Global	$784	$30	$—	$814	$13	$240	$—
North America	912	15	2	929	16	143	—
International	1,055	36	—	1,091	25	306	22

Total Retail	1,967	51	2	2,020	41	449	22

Total Operating Segments	2,751	81	2	2,834	54	689	22
Corporate and Other(2)	—	—	—	—	36	(185)	—

Total Consolidated	$2,751	$81	$2	$2,834	$90	$504	$22

Year ended December 31, 2007
Global	$750	$46	$—	$796	$16	$224	$—
North America	751	18	17	786	12	152	—
International	962	32	2	996	24	251	16

Total Retail	1,713	50	19	1,782	36	403	16

Total Operating Segments	2,463	96	19	2,578	52	627	16
Corporate and Other(2)	—	—	—	—	14	(7)	—

Total Consolidated	$2,463	$96	$19	$2,578	$66	$620	$16

Year ended December 31, 2006
Global	$737	$43	$—	$780	$13	$244	$—
North America	744	21	12	777	13	134	—
International	847	23	1	871	23	174	16

Total Retail	1,591	44	13	1,648	36	308	16

Total Operating Segments	2,328	87	13	2,428	49	552	16
Corporate and Other(2)	—	—	—	—	14	—	—

Total Consolidated	$2,328	$87	$13	$2,428	$63	$552	$16

(1)
Prior to January 1, 2008, the Company reported "Other Income" within "Commissions and Fees", as described in Note 2—Basis of Presentation and Significant Accounting Policies. Comparatives have been adjusted accordingly.

(2)
Corporate and Other includes the $92 million cost of the 2008 expense review (2007: $nil, 2006: $101 million of expenditure on second half 2006 Shaping our Future initiatives); $47 million relating to foreign exchange hedging activities and foreign exchange movements on the UK pension plan asset or liability (2007: $7 million, 2006: $10 million); $36 million relating to the amortization of intangible assets (2007: $14 million, 2006: $12 million); and in 2006 a $99 million gain on disposal of the Company's London headquarters net of leaseback costs.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.     SEGMENT INFORMATION (Continued)

The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income before income taxes, interest in earnings of associates and minority interest.

	Years ended December 31,
	2008	2007	2006
	(millions)
Total consolidated operating income	$504	$620	$552
Interest expense	(105)	(66)	(38)

Income before income taxes, interest in earnings of associates and minority interest	$399	$554	$514

The Company does not routinely evaluate the total asset position by segment, and the following allocations have been made based on reasonable estimates and assumptions:

	December 31,
	2008	2007
	(millions)
Total assets:
Global	$9,319	$9,620
North America	5,088	1,697
International	2,071	1,853

Total Retail	7,159	3,550

Total Operating Segments	16,478	13,170
Corporate and Eliminations	(76)	(201)

Total Consolidated	$16,402	$12,969

Operating segment revenue by product is as follows:

	Years ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
	Global			North America			International			Total
	(millions)
Commissions and fees:
Retail insurance services	$—	$—	$—	$912	$751	$744	$1,055	$962	$847	$1,967	$1,713	$1,591
Specialty insurance services	784	750	737	—	—	—	—	—	—	784	750	737

Total commissions and fees	784	750	737	912	751	744	1,055	962	847	2,751	2,463	2,328
Investment income	30	46	43	15	18	21	36	32	23	81	96	87
Other income	—	—	—	2	17	12	—	2	1	2	19	13

Total Revenues	$814	$796	$780	$929	$786	$777	$1,091	$996	$871	$2,834	$2,578	$2,428

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.     SEGMENT INFORMATION (Continued)

None of the Company's customers represented more than 10 percent of the Company's consolidated commissions and fees for the years ended December 31, 2008, 2007 and 2006.

Information regarding the Company's geographic locations is as follows:

	Years ended December 31,
	2008	2007	2006
	(millions)
Commissions and fees(1)
UK	$860	$838	$820
US	1,061	915	891
Other(2)	830	710	617

Total	$2,751	$2,463	$2,328

	December 31,
	2008	2007
	(millions)
Long-lived assets(3)
UK	$161	$182
US	113	91
Other(2)	38	42

Total	$312	$315

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.     FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

On July 1, 2005, Willis North America Inc. ("Willis North America") issued debt securities totaling $600 million under its April 2003 registration statement. On March 28, 2007, Willis North America issued further debt securities totaling $600 million under its June 2006 registration statement (Note 16—Debt). The debt securities are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Investment UK Holdings Limited, Willis Group Limited, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

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

The entities included in the Other Guarantors column are Willis Investment UK Holdings Limited, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited and Willis Group Limited.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.    FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,751	$—	$2,751
Investment income	—	—	16	377	(312)	81
Other income	—	—	—	2	—	2

Total revenues	—	—	16	3,130	(312)	2,834

EXPENSES
Salaries and benefits (including share-based compensation of $40 million in Other)	—	—	—	(1,651)	9	(1,642)
Other operating expenses	(12)	(154)	20	(487)	28	(605)
Depreciation expense	—	—	(6)	(48)	—	(54)
Amortization of intangible assets	—	—	—	(23)	(13)	(36)
Gain on disposal of London headquarters	—	—	—	7	—	7
Net loss on disposal of operations	(5)	—	—	—	5	—

Total expenses	(17)	(154)	14	(2,202)	29	(2,330)

OPERATING (LOSS) INCOME	(17)	(154)	30	928	(283)	504
Investment income from Group undertakings	222	828	121	245	(1,416)	—
Interest expense	(2)	(261)	(104)	(411)	673	(105)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	203	413	47	762	(1,026)	399
Income Taxes	—	33	23	(153)	—	(97)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	203	446	70	609	(1,026)	302
Interest in earnings of associates, net of tax	—	—	—	22	—	22
Minority interest, net of tax	—	—	—	(4)	(17)	(21)
EQUITY ACCOUNT FOR SUBSIDIARIES	100	(417)	(10)	—	327	—

NET INCOME	$303	$29	$60	$627	$(716)	$303

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.    FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,463	$—	$2,463
Investment income	—	—	20	170	(94)	96
Other income	—	—	—	19	—	19

Total revenues	—	—	20	2,652	(94)	2,578

EXPENSES
Salaries and benefits (including share-based compensation of $33 million in Other)	—	—	—	(1,465)	17	(1,448)
Other operating expenses	(2)	3	11	(491)	19	(460)
Depreciation expense	—	—	(6)	(46)	—	(52)
Amortization of intangible assets	—	—	(2)	—	(12)	(14)
Gain on disposal of London headquarters	—	—	—	14	—	14
Net gain on disposal of operations	—	—	—	2	—	2

Total expenses	(2)	3	3	(1,986)	24	(1,958)

OPERATING (LOSS) INCOME	(2)	3	23	666	(70)	620
Investment income from Group undertakings	1,138	2,751	300	163	(4,352)	—
Interest expense	(8)	(207)	(69)	(152)	370	(66)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	1,128	2,547	254	677	(4,052)	554
Income Taxes	—	(1)	15	(150)	(8)	(144)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	1,128	2,546	269	527	(4,060)	410
Interest in earnings of associates, net of tax	—	—	—	16	—	16
Minority interest, net of tax	—	—	—	(3)	(14)	(17)
EQUITY ACCOUNT FOR SUBSIDIARIES	(719)	(4,446)	(357)	—	5,522	—

NET INCOME (LOSS)	$409	$(1,900)	$(88)	$540	$1,448	$409

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.    FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,328	$—	$2,328
Investment income	—	—	16	124	(53)	87
Other income	—	—	—	13	—	13

Total revenues	—	—	16	2,465	(53)	2,428

EXPENSES
Salaries and benefits (including share-based compensation of $18 million in Other)	—	—	—	(1,474)	17	(1,457)
Other operating expenses	(1)	43	16	(527)	15	(454)
Depreciation expense	—	—	(5)	(44)	—	(49)
Amortization of intangible assets	—	—	(2)	—	(12)	(14)
Gain on disposal of London Headquarters	—	—	—	102	—	102
Net loss on disposal of operations	—	(9)	—	(41)	46	(4)

Total expenses	(1)	34	9	(1,984)	66	(1,876)

OPERATING (LOSS) INCOME	(1)	34	25	481	13	552
Investment income from Group undertakings	130	878	103	182	(1,293)	—
Interest expense	(2)	(194)	(63)	(110)	331	(38)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	127	718	65	553	(949)	514
Income Taxes	—	(18)	14	(29)	(30)	(63)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	127	700	79	524	(979)	451
Interest in earnings of associates, net of tax	—	—	—	16	—	16
Minority interest, net of tax	—	—	—	(2)	(16)	(18)
EQUITY ACCOUNT FOR SUBSIDIARIES	322	(552)	(172)	—	402	—

NET INCOME (LOSS)	$449	$148	$(93)	$538	$(593)	$449

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$—	$—	$—	$176	$—	$176
Fiduciary funds—restricted	—	—	100	1,754	—	1,854
Short-term investments	—	—	—	20	—	20
Accounts receivable	1,303	3,202	4,515	12,257	(12,146)	9,131
Fixed assets	—	—	26	286	—	312
Goodwill	—	—	—	1,756	1,519	3,275
Other intangible assets	—	—	—	682	—	682
Investments in associates	—	—	—	338	(65)	273
Deferred tax assets	—	—	—	73	3	76
Pension benefits asset	—	—	—	111	—	111
Other assets	3	328	35	452	(326)	492
Equity accounted subsidiaries	628	2,744	1,847	2,427	(7,646)	—

TOTAL ASSETS	$1,934	$6,274	$6,523	$20,332	$(18,661)	$16,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$42	$6,034	$2,916	$13,506	$(12,184)	$10,314
Deferred revenue and accrued expenses	2	—	4	461	4	471
Deferred tax liabilities	—	—	13	—	8	21
Income taxes payable	—	291	—	—	(273)	18
Short-term debt	—	—	785	—	—	785
Long-term debt	—	—	1,865	—	—	1,865
Liability for pension benefits	—	—	—	237	—	237
Other liabilities	45	1	—	728	22	796

Total liabilities	89	6,326	5,583	14,932	(12,423)	14,507

MINORITY INTEREST	—	—	—	4	46	50
STOCKHOLDERS' EQUITY	1,845	(52)	940	5,396	(6,284)	1,845

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,934	$6,274	$6,523	$20,332	$(18,661)	$16,402

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$73	$126	$—	$200
Fiduciary funds—restricted	—	—	37	1,483	—	1,520
Short-term investments	—	—	—	40	—	40
Accounts receivable	494	2,703	4,074	9,699	(8,729)	8,241
Fixed assets	—	—	26	289	—	315
Goodwill	—	—	—	186	1,462	1,648
Other intangible assets	—	—	—	78	—	78
Investments in associates	—	—	—	241	(48)	193
Deferred tax assets	—	—	—	80	(59)	21
Pension benefits asset	—	—	—	404	—	404
Other assets	2	56	4	199	48	309
Equity accounted subsidiaries	927	2,124	700	2,620	(6,371)	—

TOTAL ASSETS	$1,424	$4,883	$4,914	$15,445	$(13,697)	$12,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$37	$4,030	$3,570	$10,339	$(8,711)	$9,265
Deferred revenue and accrued expenses	1	2	3	378	4	388
Deferred tax liabilities	—	—	1	25	—	26
Income taxes payable	—	50	—	1	(8)	43
Long-term debt	—	—	1,250	—	—	1,250
Liability for pension benefits	—	—	—	43	—	43
Other liabilities	39	—	51	417	52	559

Total liabilities	77	4,082	4,875	11,203	(8,663)	11,574

MINORITY INTEREST	—	—	—	3	45	48
STOCKHOLDERS' EQUITY	1,347	801	39	4,239	(5,079)	1,347

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,424	$4,883	$4,914	$15,445	$(13,697)	$12,969

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$202	$426	$5	$564	$(986)	$211

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and other intangible assets	—	—	—	6	—	6
Additions to fixed assets	—	—	(6)	(88)	—	(94)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	11	—	11
Acquisitions of subsidiaries, net of cash acquired	(2)	—	—	(945)	—	(947)
Investments in associates	—	—	—	(31)	—	(31)
Proceeds on disposal of short-term investments	—	—	—	15	—	15

Net cash used in investing activities	(2)	—	(6)	(1,032)	—	(1,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt, net of debt issuance costs	—	—	1,026	—	—	1,026
Proceeds from long-term debt, net of debt issuance costs	—	—	643	—	—	643
Repayments of debt	—	—	(641)	—	—	(641)
Repurchase of shares	(75)	—	—	—	—	(75)
Proceeds from issue of shares	15	—	—	—	—	15
Amounts owed by and to Group undertakings	5	241	(1,100)	854	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	6	—	6
Dividends paid	(146)	(667)	—	(319)	986	(146)

Net cash (used in) provided by financing activities	(201)	(426)	(72)	541	986	828

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	—	(73)	73	—	(1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(23)	—	(23)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	73	126	—	200

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$—	$176	$—	$176

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,128	$2,470	$291	$170	$(3,791)	$268

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and other intangible assets	—	—	—	27	—	27
Additions to fixed assets	—	—	(13)	(172)	—	(185)
Acquisitions of subsidiaries, net of cash acquired	(36)	—	—	(45)	—	(81)
Investments in associates	—	—	—	(1)	—	(1)
Proceeds on disposal of short-term investments	—	—	—	19	—	19

Net cash used in investing activities	(36)	—	(13)	(172)	—	(221)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	50	—	—	50
Repayments of debt	—	—	(200)	—	—	(200)
Senior notes issued, net of debt issuance costs	—	—	593	—	—	593
Repurchase of shares	(480)	—	—	—	—	(480)
Proceeds from issue of shares	22	—	—	3	—	25
Amounts owed by and to Group undertakings	(492)	1,071	(694)	115	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	9	—	9
Dividends paid	(143)	(3,606)	—	(185)	3,791	(143)

Net cash used in financing activities	(1,093)	(2,535)	(251)	(58)	3,791	(146)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	(65)	27	(60)	—	(99)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	11	—	11
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2	65	46	175	—	288

CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$73	$126	$—	$200

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$127	$738	$57	$157	$(932)	$147

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	205	—	205
Additions to fixed assets	—	—	(10)	(45)	—	(55)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	5	—	5
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(73)	—	(73)
Investments in associates	—	—	—	(25)	—	(25)
Proceeds on sale of short-term investments	—	—	—	10	—	10

Net cash (used in) provided by investing activities	—	—	(10)	77	—	67

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	200	—	—	200
Repurchase of shares	(211)	—	—	—	—	(211)
Proceeds from issue of shares	9	—	—	7	—	16
Amounts owed by and to Group undertakings	221	3	(220)	(4)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	11	—	11
Dividends paid	(145)	(718)	—	(214)	932	(145)

Net cash used in financing activities	(126)	(715)	(20)	(200)	932	(129)

INCREASE IN CASH AND CASH EQUIVALENTS	1	23	27	34	—	85
Effect of exchange rate changes on cash and cash equivalents	—	—	—	10	—	10
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	42	19	131	—	193

CASH AND CASH EQUIVALENTS, END OF YEAR	$2	$65	$46	$175	$—	$288

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

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

The entities included in the Other Guarantors column are Willis Investment UK Holdings Limited, TA I Limited, TA II Limited and TA III Limited.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,751	$—	$2,751
Investment income	—	—	—	393	(312)	81
Other income	—	—	—	2	—	2

Total revenues	—	—	—	3,146	(312)	2,834

EXPENSES
Salaries and benefits (including share-based compensation of $40 million in Other)	—	—	—	(1,651)	9	(1,642)
Other operating expenses	(12)	—	30	(651)	28	(605)
Depreciation expense	—	—	—	(54)	—	(54)
Amortization of intangible assets	—	—	—	(23)	(13)	(36)
Gain on disposal of London Headquarters	—	—	—	7	—	7
Net loss on disposal of operations	(5)	—	—	—	5	—

Total expenses	(17)	—	30	(2,372)	29	(2,330)

OPERATING (LOSS) INCOME	(17)	—	30	774	(283)	504
Investment income from Group undertakings	222	351	231	612	(1,416)	—
Interest expense	(2)	(65)	(36)	(675)	673	(105)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	203	286	225	711	(1,026)	399
Income taxes	—	12	(282)	173	—	(97)

INCOME (LOSS) BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	203	298	(57)	884	(1,026)	302
Interest in earnings of associates, net of tax	—	—	—	22	—	22
Minority interest, net of tax	—	—	—	(4)	(17)	(21)
EQUITY ACCOUNT FOR SUBSIDIARIES	100	(269)	155	—	14	—

NET INCOME	$303	$29	$98	$902	$(1,029)	$303

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,463	$—	$2,463
Investment income	—	—	—	190	(94)	96
Other income	—	—	—	19	—	19

Total revenues	—	—	—	2,672	(94)	2,578

EXPENSES
Salaries and benefits (including share-based compensation of $33 million in Other)	—	—	—	(1,465)	17	(1,448)
Other operating expenses	(2)	—	(1)	(476)	19	(460)
Depreciation expense	—	—	—	(52)	—	(52)
Amortization of intangible assets	—	—	—	(2)	(12)	(14)
Gain on disposal of London Headquarters	—	—	—	14	—	14
Net gain on disposal of operations	—	—	—	2	—	2

Total expenses	(2)	—	(1)	(1,979)	24	(1,958)

OPERATING (LOSS) INCOME	(2)	—	(1)	693	(70)	620
Investment income from Group undertakings	1,138	1,508	610	1,096	(4,352)	—
Interest expense	(8)	(12)	(35)	(381)	370	(66)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	1,128	1,496	574	1,408	(4,052)	554
Income taxes	—	3	(37)	(102)	(8)	(144)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	1,128	1,499	537	1,306	(4,060)	410
Interest in earnings of associates, net of tax	—	—	—	16	—	16
Minority interest, net of tax	—	—	—	(3)	(14)	(17)
EQUITY ACCOUNT FOR SUBSIDIARIES	(719)	(3,399)	(2,402)	—	6,520	—

NET INCOME (LOSS)	$409	$(1,900)	$(1,865)	$1,319	$2,446	$409

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,328	$—	$2,328
Investment income	—	—	—	140	(53)	87
Other income	—	—	—	13	—	13

Total revenues	—	—	—	2,481	(53)	2,428

EXPENSES
Salaries and benefits (including share-based compensation of $18 million in Other)	—	—	—	(1,474)	17	(1,457)
Other operating expenses	(1)	—	(5)	(463)	15	(454)
Depreciation expense	—	—	—	(49)	—	(49)
Amortization of intangible assets	—	—	—	(2)	(12)	(14)
Gain on disposal of London Headquarters	—	—	—	102	—	102
Net loss on disposal of operations	—	—	—	(50)	46	(4)

Total expenses	(1)	—	(5)	(1,936)	66	(1,876)

OPERATING (LOSS) INCOME	(1)	—	(5)	545	13	552
Investment income from Group undertakings	130	387	210	566	(1,293)	—
Interest expense	(2)	—	(35)	(332)	331	(38)

INCOME BEFORE INCOME TAXES, INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	127	387	170	779	(949)	514
Income taxes	—	—	(49)	16	(30)	(63)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES AND MINORITY INTEREST	127	387	121	795	(979)	451
Interest in earnings of associates, net of tax	—	—	—	16	—	16
Minority interest, net of tax	—	—	—	(2)	(16)	(18)
EQUITY ACCOUNT FOR SUBSIDIARIES	322	(239)	52	—	(135)	—

NET INCOME	$449	$148	$173	$809	$(1,130)	$449

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$—	$—	$—	$176	$—	$176
Fiduciary funds—restricted	—	—	—	1,854	—	1,854
Short-term investments	—	—	—	20	—	20
Accounts receivable	1,303	515	1,844	17,615	(12,146)	9,131
Fixed assets	—	—	—	312	—	312
Goodwill	—	—	—	1,756	1,519	3,275
Other intangible assets	—	—	—	682	—	682
Investments in associates	—	—	—	338	(65)	273
Deferred tax assets	—	—	—	73	3	76
Pension benefits asset	—	—	—	111	—	111
Other assets	3	13	—	802	(326)	492
Equity accounted subsidiaries	628	2,037	3,492	9,149	(15,306)	—

TOTAL ASSETS	$1,934	$2,565	$5,336	$32,888	$(26,321)	$16,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$42	$2,617	$840	$18,999	$(12,184)	$10,314
Deferred revenue and accrued expenses	2	—	—	465	4	471
Deferred tax liabilities	—	—	—	13	8	21
Income taxes payable	—	—	291	—	(273)	18
Short-term debt	—	—	—	785	—	785
Long-term debt	—	—	—	1,865	—	1,865
Liability for pension benefits	—	—	—	237	—	237
Other liabilities	45	—	—	729	22	796

Total liabilities	89	2,617	1,131	23,093	(12,423)	14,507

MINORITY INTEREST	—	—	—	4	46	50
STOCKHOLDERS' EQUITY	1,845	(52)	4,205	9,791	(13,944)	1,845

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,934	$2,565	$5,336	$32,888	$(26,321)	$16,402

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$1	$—	$—	$199	$—	$200
Fiduciary funds—restricted	—	—	—	1,520	—	1,520
Short-term investments	—	—	—	40	—	40
Accounts receivable	494	157	1,684	14,635	(8,729)	8,241
Fixed assets	—	—	—	315	—	315
Goodwill	—	—	—	186	1,462	1,648
Other intangible assets	—	—	—	78	—	78
Investments in associates	—	—	—	241	(48)	193
Deferred tax assets	—	—	—	80	(59)	21
Pension benefits asset	—	—	—	404	—	404
Other assets	2	2	—	257	48	309
Equity accounted subsidiaries	927	1,486	773	5,428	(8,614)	—

TOTAL ASSETS	$1,424	$1,645	$2,457	$23,383	$(15,940)	$12,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$37	$844	$806	$16,289	$(8,711)	$9,265
Deferred revenue and accrued expenses	1	—	—	383	4	388
Deferred tax liabilities	—	—	—	26	—	26
Income taxes payable	—	—	36	15	(8)	43
Long-term debt	—	—	—	1,250	—	1,250
Liability for pension benefits	—	—	—	43	—	43
Other liabilities	39	—	—	468	52	559

Total liabilities	77	844	842	18,474	(8,663)	11,574

MINORITY INTEREST	—	—	—	3	45	48
STOCKHOLDERS' EQUITY	1,347	801	1,615	4,906	(7,322)	1,347

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,424	$1,645	$2,457	$23,383	$(15,940)	$12,969

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$202	$285	$170	$540	$(986)	$211

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and other intangible assets	—	—	—	6	—	6
Additions to fixed assets	—	—	—	(94)	—	(94)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	11	—	11
Acquisitions of subsidiaries, net of cash acquired	(2)	—	—	(945)	—	(947)
Investments in associates	—	—	—	(31)	—	(31)
Proceeds on disposal of short-term investments	—	—	—	15	—	15

Net cash used in investing activities	(2)	—	—	(1,038)	—	(1,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt, net of debt issuance costs	—	—	—	1,026	—	1,026
Proceeds from long-term debt, net of debt issuance costs	—	—	—	643	—	643
Repayments of debt	—	—	—	(641)	—	(641)
Repurchase of shares	(75)	—	—	—	—	(75)
Proceeds from issue of shares	15	—	—	—	—	15
Amounts owed by and to Group undertakings	5	166	(98)	(73)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	6	—	6
Dividends paid	(146)	(451)	(72)	(463)	986	(146)

Net cash (used in) provided by financing activities	(201)	(285)	(170)	498	986	828

DECREASE IN CASH AND CASH EQUIVALENTS	(1)	—	—	—	—	(1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(23)	—	(23)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	—	199	—	200

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$—	$176	$—	$176

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2007
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,128	$1,496	$497	$938	$(3,791)	$268

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and other intangible assets	—	—	—	27	—	27
Additions to fixed assets	—	—	—	(185)	—	(185)
Acquisitions of subsidiaries, net of cash acquired	(36)	—	—	(45)	—	(81)
Investments in associates	—	—	—	(1)	—	(1)
Proceeds on disposal of short-term investments	—	—	—	19	—	19

Net cash used in investing activities	(36)	—	—	(185)	—	(221)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	50	—	50
Repayments of debt	—	—	—	(200)	—	(200)
Senior notes issued, net of debt issuance costs	—	—	—	593	—	593
Repurchase of shares	(480)	—	—	—	—	(480)
Proceeds from issue of shares	22	—	—	3	—	25
Amounts owed by and to Group undertakings	(492)	690	(47)	(151)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	9	—	9
Dividends paid	(143)	(2,186)	(450)	(1,155)	3,791	(143)

Net cash used in financing activities	(1,093)	(1,496)	(497)	(851)	3,791	(146)

DECREASE IN CASH AND CASH EQUIVALENTS	(1)	—	—	(98)	—	(99)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	11	—	11
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2	—	—	286	—	288

CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$—	$199	$—	$200

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2006
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$127	$387	$169	$396	$(932)	$147

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	205	—	205
Additions to fixed assets	—	—	—	(55)	—	(55)
Net cash proceeds from disposal of operations, net of cash disposed	—	—	—	5	—	5
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(73)	—	(73)
Investments in associates	—	—	—	(25)	—	(25)
Proceeds on disposal of short-term investments	—	—	—	10	—	10

Net cash provided by investing activities	—	—	—	67	—	67

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	200	—	200
Repurchase of shares	(211)	—	—	—	—	(211)
Proceeds from issue of shares	9	—	—	7	—	16
Amounts owed by and to Group undertakings	221	—	(43)	(178)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	11	—	11
Dividends paid	(145)	(387)	(129)	(416)	932	(145)

Net cash used in financing activities	(126)	(387)	(172)	(376)	932	(129)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	—	(3)	87	—	85
Effect of exchange rate changes on cash and cash equivalents	—	—	—	10	—	10
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	3	189	—	193

CASH AND CASH EQUIVALENTS, END OF YEAR	$2	$—	$—	$286	$—	$288

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25.    QUARTERLY FINANCIAL DATA

Quarterly financial data for 2008 and 2007 were as follows:

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share data) (unaudited)
2008
Total revenues	$795	$661	$579	$799
Total expenses	(570)	(584)	(513)	(663)
Net income	166	39	36	62
Earnings per share
—Basic	$1.17	$0.28	$0.25	$0.37
—Diluted	$1.16	$0.27	$0.25	$0.37
2007
Total revenues	$739	$626	$574	$639
Total expenses	(501)	(488)	(481)	(488)
Net income	169	78	67	95
Earnings per share
—Basic	$1.11	$0.55	$0.47	$0.66
—Diluted	$1.10	$0.54	$0.46	$0.66

26.    POST BALANCE SHEET EVENTS

In February 2009, the Company entered into an agreement with Goldman Sachs Mezzanine Partners to issue notes in an aggregate principal amount of up to $500 million. The Company anticipates that the net proceeds of this issuance of approximately $480 million will be applied towards the balance of the interim credit facility. Consummation of the issuance, which is subject to customary closing conditions, is expected to take place in March 2009.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that the information required to be included in the Company's periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the criteria related to internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, excludes Hilb Rogal & Hobbs Company (HRH), which was acquired by the Company in a purchase transaction on October 1, 2008. HRH is a wholly-owned subsidiary of the Company whose total assets and total revenue represents less than 25 percent and 10 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended 31 December 2008. Under guidelines established by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

Our independent registered public accountants, Deloitte LLP, who have audited and reported on our financial statements, have undertaken an assessment of the Company's internal control over financial reporting. Deloitte's report is presented below.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Willis Group Holdings Limited
Hamilton, Bermuda

We have audited the internal control over financial reporting of Willis Group Holdings Limited and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Willis Group Holdings Limited's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

As described in Management's Report on Internal Control over Financial Reporting, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 excludes Hilb Rogal & Hobbs Company (HRH), which was acquired by the Company in a purchase transaction on October 1, 2008. HRH is a wholly-owned subsidiary of the Company whose total assets, total revenues and net income represent 21 percent, 6 percent and 9 percent, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2008.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte LLP
London, United Kingdom
February 27, 2009

Annual Certifications

The 2008 Annual Certification of the Chief Executive Officer in respect of the Company's compliance with the Corporate Governance Rules of the New York Stock Exchange was filed without qualification with the New York Stock Exchange on May 20, 2008.

The Certifications of the Chief Executive Officer and the Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act are filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B—Other Information

None.

 PART III

Item 10—Directors and Executive Officers of the Registrant

The Executive Officers of Willis Group Holdings Limited, as of February 27, 2009 (except as otherwise specified), are Joseph J. Plumeri, William W. Bradley, Joseph A. Califano, Jr., Anna C. Catalano, Sir Roy Gardner, The Rt. Hon. Sir Jeremy Hanley, KCMG, Robyn S. Kravit, Jeffrey B. Lane, Wendy E. Lane, James F. McCann and Douglas B. Roberts. Information is set out below for our Executive Officers.

Donald J. Bailey—Mr. Bailey, age 44, was appointed an Executive Officer and Chief Executive Officer of Willis North America on September 29, 2006. In October 2008, he was appointed Chairman and Chief Executive Officer of Willis HRH. Mr. Bailey joined the Willis Group in March, 2003, and held several senior positions, including Chief Operating Officer of Willis North America. Prior to joining Willis he had been with Allianz Insurance Company, Aon and Marsh. Mr. Bailey has 22 years of experience in the insurance industry.

Adam G. Ciongoli—Mr. Ciongoli, age 40, was appointed an Executive Officer and Group General Counsel on March 26, 2007. Prior to joining the Willis Group, he served as a counselor and law clerk to US Supreme Court Justice Samuel A. Alito, Jr. during the Justice's first Term on the Court. Previously, Mr. Ciongoli was Senior Vice President and General Counsel for TimeWarner Europe, and the Counselor to United States Attorney General John Ashcroft. Mr. Ciongoli also serves as a special consultant to the New York City Police Department, and as an adjunct professor of law at Columbia University Law School.

Allan C. A. Gribben—Mr. Gribben, age 55, was appointed an Executive Officer on February 13, 2006. He joined the Willis Group in December 2002 and was Chief Executive Officer, Willis UK and Ireland until November 2006, when he was appointed Chief Executive Officer of Willis International. In October 2008, he was appointed Global Sales and Marketing Director. Prior to joining the Willis Group Mr. Gribben had been with Aon since 1981, holding a number of senior executive positions. Mr. Gribben has over 31 years experience in the insurance brokerage industry.

Peter Hearn—Mr. Hearn, age 53, was appointed an Executive Officer on April 10, 2007. Mr. Hearn joined the Willis Group in January 1994 as a Senior Vice President to open and manage the Philadelphia office and was appointed Eastern Region Manager in October 1994 and Executive Vice President in 1997. Most recently, Mr. Hearn was appointed Chief Executive Officer of Willis Re. in November 2006. Prior to joining Willis, Mr. Hearn served as Vice President and Principal of Towers Perrin Reinsurance. Mr. Hearn has 30 years of experience in the insurance brokerage Industry.

David B. Margrett—Mr. Margrett, age 55, was appointed an Executive Officer on January 25, 2005. Mr. Margrett joined the Willis Group in September 2004 as a Managing Director of Global Markets. He was appointed Chief Executive Officer, Global Specialties in January 2005 and Chairman and Chief Executive Officer of Willis Limited on April 1, 2007. Prior to joining the Willis Group, Mr. Margrett had been with Heath Lambert Group, or its predecessors, since 1973, holding a number of senior positions, including Chief Executive from 1996 to 2004. Mr. Margrett has 35 years experience of the insurance industry.

Grahame J. Millwater—Mr. Millwater, age 45, was appointed an Executive Officer on December 18, 2001. He was appointed Group President on February 29, 2008, having been Chief Operating Officer since November 29, 2006. He has held several other senior positions since joining the Willis Group in September 1985, including Chairman and Chief Executive Officer Willis Re. Mr. Millwater has 23 years of experience in the insurance brokerage industry, all of which have been with us.

Patrick C. Regan—Mr. Regan, age 42, was appointed an Executive Officer on January 1, 2006, and was appointed Group Chief Financial Officer on March 3, 2006. Mr. Regan was additionally appointed

Group Chief Operating Officer on February 29, 2008. Before joining the Willis Group, Mr. Regan was Group Financial Controller for Royal & Sun Alliance for two years, prior to which he held senior finance positions in both Axa Insurance and GE Capital. Mr. Regan has 20 years of finance experience gained in both the UK and USA.

Susan A. Sztuka—Ms. Sztuka, age 37, was appointed an Executive Officer on April 10, 2007. She was appointed Group Director of Human Resources on April 1, 2007, having joined the Willis Group in December 2005 as Senior Vice President of Human Resources for Willis North America. Prior to joining the Willis Group, Ms. Sztuka held senior positions at Seagram, Vivendi Universal and Revlon. She has 17 years of experience in the human resources sector.

Sarah J. Turvill—Ms. Turvill, age 55, was appointed an Executive Officer on July 1, 2001. Ms. Turvill joined the Willis Group in May 1978 and has held a number of senior management roles in our international business, particularly in Europe where she was Managing Director from 1995 to 2001. Ms. Turvill is currently Chief Executive Officer of Willis International, a position she has held since July 2001, and was additionally appointed Chairman in November 2006. She has 30 years of experience in the insurance brokerage industry, all of which have been with us.

Timothy D. Wright—Mr. Wright, age 47, was appointed an Executive Officer and Group Chief Operating Officer on September 1, 2008. Prior to joining the Willis Group, he was a Partner of Bain & Company where he led their Financial Services practice in London. Mr. Wright was previously UK Managing Partner of Booz Allen & Hamilton and led their insurance work globally. He has more than 20 years of experience in the insurance and financial service industries internationally.

F. Michael Crowley—Mr. Crowley, age 57, was appointed an Executive Officer and President of Willis HRH on October 1, 2008. Mr. Crowley joined HRH in 2004 as Executive Vice President and the National Director for the property and casualty division. In September 2005, he was appointed President of HRH, and in June 2008, he was also appointed Chief Operating Officer. Prior to joining HRH, he was Vice Chairman of Palmer & Cay, Inc. from 2002 to 2004 and President and Chief Operating Officer of Palmer & Cay, Inc. from 1998 to 2002. Mr. Crowley ceased to be a Willis employee on January 31, 2009.

Ethical Code

The Company has adopted an Ethical Code applicable to all our employees, including our Chairman and Chief Executive Officer, the Group Chief Financial Officer, the Group Financial Controller and all those involved in the Company's accounting functions. Our Ethical Code can be found in the Corporate Governance Section on the Company's website at www.willis.com. A copy is also available free of charge on request from the Company Secretary, Willis Group Holdings Limited, c/o Willis Group Limited, The Willis Building, 51 Lime Street, London EC3M 7DQ.

Except for the information regarding executive officers required by Item 401 of Regulation S-K and the information regarding the Company's Code of Ethics required by Item 406 of Regulation S-K, each of which is set forth above, we incorporate the information required by this item by reference to our definitive proxy statement for our annual meeting of shareholders currently scheduled to be held on April 22, 2009. We refer to this proxy statement as the "2009 Proxy Statement".

Item 11—Executive Compensation

The information under the heading "Executive Compensation" in the 2009 Proxy Statement is incorporated herein by reference. Nothing in this report shall be construed to incorporate by reference the Board Compensation Committees Report on Executive Compensation which is contained in the 2009 Proxy Statement but expressly not incorporated herein.

Item 12—Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Shares remaining available for future issuance
Equity compensation plans approved by security holders	20,370,880	$34.58	9,115,950
Equity compensation plans not approved by security holders(i)	3,714,138	$25.96	4,851,270

Total	24,085,018	$33.25	13,967,220

(i)
As a consequence of the completion of the acquisition of Hilb Rogal & Hobbs Company on October 1, 2008, outstanding options granted under the HRH employee share plans were exchanged for options, in aggregate, over 3,375,244 Willis shares at a weighted average exercise price of $25.98. These are included in the above table under "Equity compensation plans not approved by security holders".

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

As of February 17, 2009, of the time and performance-based options granted, 90,084 remained unforfeited under the 1998 Plan and 3,810 remained unforfeited under the Willis Award Plan. No further grants are to be made under the 1998 Plan. There are 4,851,270 shares available to be granted under the Willis Award Plan. Under the 1998 Plan, unless otherwise provided by our Board of Directors, time-based options generally became exercisable in five equal annual installments beginning on the second anniversary of the date of grant and performance-based options generally became exercisable in four equal annual installments, beginning on the third anniversary of grant, subject to performance targets. Effective from January 1, 2003, it was determined that these financial performance targets had been achieved. The exercisability of the options may accelerate or terminate based on the circumstances surrounding an optionee's termination of employment, and both time-based and performance-based options may (in the discretion of our Board of Directors), fully accelerate upon a change in control of the Company.

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

Our UK subsidiary, Willis Group Limited, maintains Employee Share Ownership Plans, which as of February 17, 2009, held 20,520 Shares for the benefit of Willis Group employees. These Shares were acquired by the Plans at the time of the 1998 acquisition of Willis Group Limited by Profit Sharing (Overseas) in return for the employees forfeiting cash awards held by the Plans for their benefit. As part of the forfeiture arrangements, certain employees were granted either restricted stock awards or options, under our Zero Cost Share Option Scheme, the value of which equaled on grant the cash amount of forfeited cash awards. Those employees who forfeited cash awards but did not receive a zero cost option grant have their Shares vested under the Plans at the same time they would have received the cash awards. All obligations under the Zero Cost Share Option Scheme and restricted stock awards have now been satisfied, and no further awards under the Zero Cost Option Scheme will be made.

In connection with the employee stock purchase agreements described above, a trust was established at the time of the 1998 acquisition of Willis Group Limited by Profit Sharing (Overseas), which through its trustees, is a party to the Management and Employee Shareholders' and Subscription Agreement, which governed the Shares purchased by our employees at that time. Under this agreement, the trust repurchased Shares and options owned by those employees whose employment with us terminated. Also, the trust has the power to sell Shares at fair market value to current employees which is undertaken in connection with certain option grants under the 2001 Plan. As of February 17, 2009, the trust had an interest in 55,718 Shares which can be purchased by employees or used to satisfy options grants made by us.

The Information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2009 Proxy Statement is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions

The information under the headings "Transactions with Management and Others" and "Election of Directors" in the 2009 Proxy Statement is incorporated herein by reference.

Item 14—Principal Accountant Fees and Services

The information under the headings "Fees to Deloitte LLP" and "Audit Committee Report" in the 2009 Proxy Statement is incorporated herein by reference.

 PART IV

Item 15—Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report:

  (1)
  Consolidated Financial Statements of Willis Group Holdings Limited consisting of:

  (a)
  Report of Independent Registered Public Accounting Firm.

  (b)
  Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

  (c)
  Consolidated Statements of Operations for each of the three years in the period ended December 31, 2008.

  (d)
  Consolidated Balance Sheets as of December 31, 2008 and 2007.

  (e)
  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008.

  (f)
  Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the three years in the period ended December 31, 2008.

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

  (3)
  Exhibits:

  3.1
  Memorandum of Association of Willis Group Holdings Limited, (as amended April 23, 2008) (incorporated herein by reference to Exhibit No. 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the Commission on May 9, 2008)

  3.2
  Form of Bye-Laws of Willis Group Holdings Limited (as amended April 23, 2008) (incorporated by reference to Exhibit No. 3.2 to the Registrant's Form 10-Q for the quarter ended March 31, 2008, filed with the Commission on May 9, 2008)

  3.3
  Memorandum of Increase in the Share Capital of Willis Group Holdings Limited (incorporated by reference to Exhibit No. 3.3 to Registration Statement No. 333-60982)

  4.1
  Form of Specimen Certificate for Registrant's Common Stock (incorporated by reference to Exhibit No. 4.1 to Registration Statement No. 333-60982)

  4.2
  Indenture dated as of July 1, 2005, and First Supplemental Indenture, dated as of July 1, 2005, among Willis North America Inc., as the Issuer; Willis Group Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors; and The Bank of New York (f/k/a JPMORGAN CHASE BANK, N.A.), as the Trustee; for the issuance of the 5.125% Senior Notes due 2010 and the 5.625% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 1, 2005)

  4.3
  Second Supplemental Indenture dated as of March 28, 2007 among Willis North America Inc., as the Issuer; Willis Group Holdings Limited, TA I Limited, TA II

      Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors; and The Bank of New York, as the Trustee; for the issuance of the 6.20% Senior Notes Due 2017 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 29, 2007)

    4.4
    Third Supplemental Indenture dated as of October 1, 2008 among Willis North America Inc., as the Issuer; Willis Group Holdings Limited, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors; and The Bank of New York Mellon, as the Trustee to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on November 10, 2008)

    10.1
    Credit Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Limited, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender and Bank of America Securities LLC, as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited's Form 8-K filed on October 6, 2008)

    10.2
    Interim Credit Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Limited, the Lenders party thereto and Bank of America Securities LLC, as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2 to Willis Group Holdings Limited's Form 8-K filed on October 6, 2008)

    10.3
    Amendment dated November 14, 2008 to the Credit Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Limited, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender and Bank of America Securities LLC, as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited's Form 8-K filed on November 25, 2008)

    10.4
    Amendment dated November 14, 2008 to the Interim Credit Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Limited, the Lenders party thereto and Bank of America Securities LLC, as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.2 to Willis Group Holdings Limited's Form 8-K filed on November 25, 2008)

    10.5
    Willis Group Holdings Limited Non-Employee Directors' Deferred Compensation Plan (incorporated by reference to Exhibit No. 4.3 to Registration Statement No. 333-63186)

    10.6
    Amended and Restated 1998 Share Purchase and Option Plan for Key Employees of Willis Group Holdings Limited (incorporated by reference to Exhibit No. 4.5 to Registration Statement No. 333-63186)

    10.7
    Amended and Restated Willis Award Plan for Key Employees of Willis Group Holdings Limited (incorporated by reference to Exhibit No. 4.6 to Registration Statement No. 333-63186)

    10.8
    Amended and Restated Willis Group Holdings Limited 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.23 to Form 8-K filed on May 4, 2005)

    10.9
    The Willis Group Holdings Limited 2001 Bonus and Stock Plan (incorporated by reference to Exhibit No. 4.8 to Registration No. 333-63186)

    10.10
    Willis Group Holdings Limited North America 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 4.3 to Registration Statement No. 333-62780)

    10.11
    Willis Group Holdings Limited 2008 Share Purchased and Option Plan (incorporated by reference to Exhibit 10.3 to Willis Group Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

    10.12
    Restated Form of Willis Partners Plan Option Agreement (May 6, 2008) under the Willis Group Holdings Limited 2008 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.3 to Willis Group Holdings Limited's Form 8-K filed on October 6, 2008)

    10.13
    Amended and Restated Willis North America Inc. 401(k) Retirement Savings Plan (incorporated by reference to Exhibit No. 10.8 to Willis Group Holdings Limited's Annual Report on Form 10-K for the year ended December 31, 2006)

    10.14
    Form of Willis Group Holdings Limited Zero Cost Share Option Scheme (incorporated by reference to Exhibit No. 10.12 to Registration Statement No. 333-74483)

    10.15
    Form of Amendment to TA I Limited Zero Cost Share Option Scheme (incorporated by reference to Exhibit No. 10.12 to Registration Statement No. 333-60982)

    10.16
    Willis US 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to Willis Group Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

    10.17
    Willis Group Senior Management Incentive Plan (incorporated by reference to Exhibit 10.24 to Willis Group Holdings Limited's Form 8-K filed on May 4, 2005)

    10.18
    Hilb, Rogal and Hamilton Company 2000 Stock Incentive Plan, as amended and restated February 11, 2003 (incorporated by reference to Exhibit 4.3 to the Registration Statement filed by Hilb Rogal & Hobbs Company on Form S-8 dated November 21, 2003, File No. 333-110666)

    10.19
    Hilb Rogal & Hobbs Company 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement filed by Hilb Rogal & Hobbs Company on Form S-8, dated May 1, 2007, File No. 333-142528)

    10.20
    Hilb Rogal & Hobbs Company Non-employee Directors Stock Incentive Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.6 to the Form 10-Q for the quarter ended March 31, 2007 filed by Hilb Rogal & Hobbs Company on May 7, 2007, File No. 0-15981)

    10.21
    Hilb Rogal & Hobbs Company Executive Voluntary Deferral Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended March 31, 2007 filed by Hilb Rogal & Hobbs Company on May 7, 2007, File No. 0-15981)

    10.22
    Hilb Rogal & Hobbs Company Outside Directors Deferral Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended March 31, 2007, filed by Hilb Rogal & Hobbs Company on May 7, 2007, File No. 0-15981)

    10.23
    Form of Employment Agreement dated March 13, 2007 between Willis Limited and Grahame J. Millwater (incorporated by reference to Exhibit No. 10.2 to Willis Group Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

    10.24
    Form of Amended and Restated Employment Agreement, dated as of March 26, 2001, between Willis Group Holdings Limited and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.9 to Registration Statement No. 333-60982)

    10.25
    Second Amendment to the Amended and Restated Employment Agreement between Willis Group Holdings Limited and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.25 to Willis Group Holdings Limited's Annual Report on Form 10-K for the year ended December 31, 2002)

    10.26
    Second Amended and Restated Employment Agreement, dated as of June 1, 2003, between Willis Group Holdings Limited, Willis North America, Inc. and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.20 to Willis Group Holdings Limited's Annual Report on Form 10-K for the year ended December 31, 2003)

    10.27
    Third Amended and Restated Employment Agreement, dated as of May 25, 2004, between Willis Group Holdings Limited, Willis North America Inc., and Joseph J. Plumeri (incorporated by reference to Exhibit No. 10.19 to Willis Group Holdings Limited's Annual Report on Form 10-K for the year ended December 31, 2004)

    10.28
    First Amendment to the Third Amended and Restated Employment Agreement dated as of May 25, 2004, between Willis Group Holdings Limited, Willis North America Inc., and Joseph J. Plumeri dated March 9, 2007 (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

    10.29
    Fourth Amended and Restated Employment Agreement dated February 29, 2008, between Willis Group Holdings Limited, Willis North America Inc., and Joseph J. Plumeri (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited's Form 8-K filed on February 29, 2008)

    10.30
    First Amendment dated December 31, 2008 to the Fourth Amended and Restated Employment Agreement dated February 29, 2008, between Willis Group Holdings Limited, Willis North America Inc., and Joseph J. Plumeri (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited's Form 8-K filed on January 5, 2009)

    10.31
    Form of Employment Agreement dated March 13, 2007, between Willis Limited and Patrick Regan (incorporated by reference to Exhibit 10.3 to Willis Group Holdings Limited's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

    10.32
    Form of Employment Agreement dated December 17, 2007 between Willis Limited and Tim Wright (incorporated by reference to Exhibit 10.2 to Willis Group Holdings Limited's Form 8-K filed on February 29, 2008)

    10.33
    Form of Employment Agreement dated January 24, 1994, between Willis Faber North America, Inc. and Peter C. Hearn (incorporated by reference to Exhibit No. 10.28 to Willis Group Holdings Limited's Annual Report on Form 10-K for the year ended December 31, 2007)

    10.34
    Agreement of Restrictive Covenants and Other Obligations dated as of May 6, 2008 between the Company and Peter Hearn (incorporated by reference to Exhibit 10.2 to Willis Group Holdings Limited's Form 8-K filed on June 26, 2008)

    10.35
    Form of Employment Agreement dated November 10, 2004, between Willis Limited and David Margrett (incorporated by reference to Exhibit No. 10.29 to Willis Group Holdings Limited's Annual Report on Form 10-K for the year ended December 31, 2007)

    10.36
    Form of Employment Agreement dated September 30, 2008 between Willis HRH, Inc. and Michael Crowley*

    10.37
    Agreement, dated July 23, 1997, among Assurances Générales de France IART, UAP Incendie- Accidents, Athéna, Gras Savoye Euro Finance S.A., Mr. Emmanuel Gras, Mr. Patrick Lucas, Mr. Daniel Naftalski, Willis Corroon Group plc, Willis Corroon Europe B.V., and Gras Savoye & Cie, along with Amendment No. 1 thereto, dated December 11, 1997, and Addendum thereto dated July 23, 1997 (incorporated by reference to Exhibit No. 2.11 to Registration Statement No. 333-74483)

    10.38
    Assurance of Discontinuance dated April 8, 2005 with the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to Exhibit 10.25 to Willis Group Holdings Limited's Quarterly report on Form 10-Q for the quarter ended March 31, 2005)

    10.39
    Assurance of Discontinuance dated April 8, 2005 with the Attorney General of the State of Minnesota (incorporated by reference to Exhibit 10.26 to Willis Group Holdings Limited's Quarterly report on Form 10-Q for the quarter ended March 31, 2005)

    10.40
    Amendment dated August 31, 2006 to the Assurance of Discontinuance dated April 8, 2005, with the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited's Form 8-K filed on September 1, 2006)

    10.41
    Amendment dated August 22, 2007 to the Assurance of Discontinuance dated April 8, 2005, as amended, with the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited's Form 8-K filed on August 24, 2007)

    10.42
    Amendment dated May 28, 2008 to the Assurance of Discontinuance dated April 8, 2005, as amended, with the Attorney General of the State of New York and the Superintendent of Insurance of the State of New York (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited's Form 8-K filed on June 3, 2008)

    10.43
    Agreement between the Attorney General of the State of Connecticut and the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and its subsidiaries and affiliates dated August 31, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report filed by Hilb Rogal & Hobbs Company on Form 8-K dated August 31, 2005, File No. 0-15981)

    10.44
    Stipulation and Consent Order between the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and Hilb Rogal & Hobbs of Connecticut, LLC dated August 31, 2005 (incorporated by reference to Exhibit 10.2 to Current Report filed by the Hilb Rogal & Hobbs Company on Form 8-K dated August 31, 2005, File No. 0-15981)

    10.45
    Sale agreement dated September 8, 2006 for Ten Trinity Square (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited's Form 10-Q for the quarter ended September 30, 2006)

    10.46
    Agreement and Plan of Merger, dated as of June 7, 2008, by and among Willis Group Holdings Limited, Hermes Acquisition Corp. and Hilb Rogal & Hobbs Company (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited's Form 8-K filed on June 12, 2008)

    14.1
    Ethical Code (incorporated by reference to Exhibit No. 14.1 to Willis Group Holdings Limited's Annual Report on Form 10-K for the year ended December 31, 2003)

    21.1
    List of subsidiaries*

    23.1
    Consent of Deloitte LLP*

    24.1
    Powers of Attorney*

    31.1
    Certification Pursuant to Rule 13a-14(a)*

    31.2
    Certification Pursuant to Rule 13a-14(a)*

    32.1
    Certification Pursuant to 18 U.S.C. Section 1350*

    32.2
    Certification Pursuant to 18 U.S.C. Section 1350*

*
Filed herewith.

SCHEDULE II

WILLIS GROUP HOLDINGS LIMITED

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions/ (releases) charged to costs and expenses	Deductions	Foreign exchange differences	Balance at end of year
	(millions)
Year ended December 31, 2008
Provision for bad and doubtful debts	$32	$12	$(17)	$(3)	$24
Deferred tax valuation allowance	69	34	—	(18)	85

Year ended December 31, 2007
Provision for bad and doubtful debts	$32	$10	$(11)	$1	$32
Deferred tax valuation allowance	73	—	(5)	1	69

Year ended December 31, 2006
Provision for bad and doubtful debts	$31	$(1)	$(1)	$3	$32
Deferred tax valuation allowance	110	(37)	(14)	14	73

S-1

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS GROUP HOLDINGS LIMITED (Registrant)
	By:	/s/ PATRICK C. REGAN Patrick C. Regan Group Chief Operating Officer and Group Chief Financial Officer
Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 27th day of February 2009.

/s/ JOSEPH J. PLUMERI Joseph J. Plumeri Director	/s/ WILLIAM W. BRADLEY* William W. Bradley Director
/s/ JOSEPH A. CALIFANO, JR.* Joseph A. Califano, Jr. Director	/s/ ANNA C. CATALANO* Anna C. Catalano Director
/s/ SIR ROY GARDNER* Sir Roy Gardner Director	/s/ THE RT. HON. SIR JEREMY HANLEY, KCMG* The Rt. Hon. Sir Jeremy Hanley, KCMG Director
/s/ ROBYN S. KRAVIT* Robyn S. Kravit Director	/s/ JEFFREY B. LANE* Jeffrey B. Lane Director
/s/ WENDY E. LANE* Wendy E. Lane Director	/s/ JAMES F. MCCANN* James F. McCann Director
/s/ DOUGLAS B. ROBERTS* Douglas B. Roberts Director

Adam G. Ciongoli, pursuant to the Power of Attorney executed by each of the individuals whose name is followed by an (*) and filed herewith, by signing his name hereunto does hereby sign and execute this Form 10-K of Willis Group Holdings Limited on behalf of such individual in the capacities in which the names of each appear above.

/s/ ADAM G. CIONGOLI Adam G. Ciongoli

QuickLinks

WILLIS GROUP HOLDINGS LIMITED ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008
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
Index to Consolidated Financial Statements and Supplementary Data
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