Form 10-Q
period 2009-03-31
WILLIS GROUP HOLDINGS LTD
filed 2009-05-08
CIK 1140536

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 30, 2009, there were outstanding 167,372,134 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

 INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

We have included in this document "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the potential benefits of the business combination transaction involving Willis and HRH, our outlook and guidance regarding future adjusted operating margin and adjusted earnings per diluted share, future capital expenditures, expected growth in commissions and fees, business strategies, competitive strengths, goals, the anticipated benefits of new initiatives, growth of our business and operations, plans, and references to future successes are forward-looking statements. Also, when we use the words such as "anticipate", "believe", "estimate", "expect", "intend", "plan", "probably", or similar expressions, we are making forward-looking statements.

There are important uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•
our ability to achieve the expected cost savings, synergies and other strategic benefits as a result of the acquisition of HRH or the amount of time it may take to achieve such cost savings, synergies and benefits expected due to the integration of HRH with our operations,

•
our ability to continue to manage our indebtedness,

•
our ability to implement and realize anticipated benefits of the Shaping our Future initiative and other new initiatives,
•
our ability to retain existing clients and attract new business, and our ability to retain key employees,

•
changes in commercial property and casualty markets, or changes in premiums and availability of insurance products due to a catastrophic event such as a hurricane,

•
volatility or declines in other insurance markets and the premiums on which our commissions are based,

•
impact of competition,

•
the impact of insolvencies of clients or insurance companies resulting from an economic downturn,

•
the timing or ability to carry out share repurchases or take other steps to manage our capital and limitations in our long-term debt agreements that may restrict our ability to take these actions,

•
a significant decline in the value of investments that fund our pension plans or changes in our pension plan funding obligations,

•
fluctuations in exchange and interest rates that could affect expenses and revenue,

•
rating agency actions that could inhibit ability to borrow funds or the pricing thereof,

•
domestic and foreign legislative and regulatory changes affecting both our ability to operate and client demand,

•
potential costs and difficulties in complying with a wide variety of foreign laws and regulations, given the global scope of our operations,

•
the impact of current financial market conditions on the results of our operations and financial condition,

•
changes in the tax or accounting treatment of our operations,

•
our exposure to potential liabilities arising from errors and omissions claims against us,

•
the results of regulatory investigations, legal proceedings and other contingencies, and

•
the timing of any exercise of put and call arrangements with associated companies.

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For additional factors see also Part I, Item 1A "Risk Factors" included in Willis' Form 10-K for the year ended December 31, 2008. Copies of the 10-K are available online at http://www.sec.gov or on request from the Company.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

WILLIS GROUP HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2009	2008
	(millions, except per share data)
REVENUES
Commissions and fees	$915	$772
Investment income	13	22
Other income	2	1

Total revenues	930	795

EXPENSES
Salaries and benefits	(480)	(411)
Other operating expenses	(138)	(149)
Depreciation expense	(14)	(13)
Amortization of intangible assets	(24)	(3)
Gain on disposal of London headquarters	—	6

Total expenses	(656)	(570)

OPERATING INCOME	274	225
Interest expense	(38)	(16)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	236	209
Income taxes	(62)	(60)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	174	149
Interest in earnings of associates, net of tax	26	26

INCOME FROM CONTINUING OPERATIONS	200	175
Discontinued operations, net of tax (Note 4)	1	—

NET INCOME	201	175
Less: Net income attributable to noncontrolling interests	(8)	(9)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$193	$166

EARNINGS PER SHARE—BASIC AND DILUTED (Note 5)
BASIC EARNINGS PER SHARE
—Continuing operations	$1.15	$1.17
—Discontinued operations	0.01	—

Net income attributable to Willis Group Holdings Limited common shareholders	$1.16	$1.17

DILUTED EARNINGS PER SHARE
—Continuing operations	$1.15	$1.16
—Discontinued operations	0.01	—

Net income attributable to Willis Group Holdings Limited common shareholders	$1.16	$1.16

AVERAGE NUMBER OF SHARES OUTSTANDING (Note 5)
—Basic	167	142
—Diluted	167	143

AMOUNTS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED COMMON SHAREHOLDERS
Income from continuing operations, net of tax	$192	$166
Income from discontinued operations, net of tax	1	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$193	$166

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.26	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

 WILLIS GROUP HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(millions, except share data)
ASSETS
Cash and cash equivalents	$147	$176
Fiduciary funds—restricted	1,803	1,854
Short-term investments	17	20
Accounts receivable, net of allowance for doubtful accounts of $23 million in 2009 and $24 million in 2008	9,688	9,131
Fixed assets, net of accumulated depreciation of $234 million in 2009 and $236 million in 2008	305	312
Goodwill (Note 10)	3,272	3,275
Other intangible assets, net of accumulated amortization of $103 million in 2009 and $79 million in 2008 (Note 11)	652	682
Investments in associates	293	273
Deferred tax assets	64	76
Pension benefits asset	134	111
Assets held for sale (Note 4)	67	—
Other assets	661	492

TOTAL ASSETS	$17,103	$16,402

LIABILITIES AND EQUITY
Accounts payable	$10,795	$10,314
Deferred revenue and accrued expenses	333	471
Deferred tax liabilities	12	21
Income taxes payable	107	18
Short-term debt (Note 12)	174	785
Long-term debt (Note 12)	2,480	1,865
Liability for pension benefits	244	237
Liabilities associated with assets held for sale (Note 4)	28	—
Other liabilities	850	796

Total liabilities	15,023	14,507

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 167,310,435 shares in 2009 and 166,757,654 shares in 2008	—	—
Additional paid-in capital	893	886
Retained earnings	1,744	1,593
Accumulated other comprehensive loss, net of tax (Note 14)	(606)	(630)
Treasury stock, at cost, 83,580 shares in 2009 and 83,580 shares in 2008	(4)	(4)

Total Willis Group Holdings Limited stockholders' equity	2,027	1,845

Noncontrolling interests	53	50

Total equity	2,080	1,895

TOTAL LIABILITIES AND EQUITY	$17,103	$16,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

 WILLIS GROUP HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2009	2008
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$201	$175
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on disposal of operations, fixed and intangible assets and short-term investments	(2)	(1)
Gain on disposal of London headquarters	—	(6)
Depreciation expense	14	13
Amortization of intangible assets	24	3
Provision for doubtful accounts	(1)	—
(Benefit) provision for deferred income taxes	(9)	10
Excess tax benefits from share-based payment arrangements	—	(2)
Share-based compensation	5	9
Undistributed earnings of associates	(26)	(26)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds—restricted	12	(231)
Accounts receivable	(648)	(1,764)
Accounts payable	654	1,903
Additional funding of UK and US pension plans	—	(27)
Other assets	(160)	1
Other liabilities	7	(44)
Effect of exchange rate changes	13	(3)

Net cash provided by operating activities	84	10

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	6	1
Additions to fixed assets	(17)	(44)
Acquisitions of subsidiaries, net of cash acquired	(2)	(4)
Investments in associates	(39)	(31)
Proceeds on sale of short-term investments	4	3

Net cash used in investing activities	(48)	(75)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	150	165
Proceeds from issue of short-term debt	1	—
Repayments of debt	(647)	—
Senior notes issued, net of debt issuance costs	482	—
Repurchase of shares	—	(75)
Proceeds from issue of shares	2	1
Excess tax benefits from share-based payment arrangements	—	2
Dividends paid	(43)	(36)
Acquisition of noncontrolling interests	(2)	(1)
Dividend paid to noncontrolling interests	(1)	(1)

Net cash (used in) provided by financing activities	(58)	55

DECREASE IN CASH AND CASH EQUIVALENTS	(22)	(10)
Effect of exchange rate changes on cash and cash equivalents	(4)	5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	176	200

CASH AND CASH EQUIVALENTS, END OF PERIOD	$150	$195

Cash and cash equivalents—reported as discontinued operations	(3)	—

Cash and cash equivalents—continuing operations	$147	$195

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

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three month period ended March 31, 2009 may not necessarily be indicative of the operating results for the entire fiscal year.

These Interim Financial Statements should be read in conjunction with the Company's consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2008 included in the Current Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

Recent Accounting Pronouncements

Business Combinations

The Company adopted FASB Financial Accounting Standard No. 141 (revised 2007) Business Combinations ("FAS 141R"), with effect from January 1, 2009. FAS 141R made substantial changes to how entities account for business combinations, establishing principles and requirements for how the acquirer:

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets and liabilities that arose from business combinations with acquisition dates prior to the effective date of FAS 141R (financial years beginning after December 15, 2008) are not adjusted upon adoption of FAS 141R with certain exceptions for acquired deferred tax assets and acquired income tax positions.

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

Noncontrolling Interests in Consolidated Financial Statements

The Company adopted FASB Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (SFAS No. 160), with effect from January 1, 2009. FAS No. 160 established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. It clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the Consolidated Financial Statements.

The impact of this change on the Company's balance sheet is outlined below:

	January 1, 2009
	Before application of FAS 160	Effect of FAS 160 application	After application of FAS 160
	(millions)
Minority Interest	$50	(50)	$—

Total Willis Group Holdings Limited stockholders' equity	1,845		1,845

Noncontrolling interests	—	50	50

Total equity	$1,845		$1,895

Accordingly, certain reclassifications have been made in prior year amounts to conform to current year presentation.

3.     SALARIES AND BENEFITS

Severance costs

The Company incurred severance costs of $16 million in the three months ended March 31, 2009 (2008: $16 million). These costs relate to approximately 300 positions that have been or will be eliminated as part of the Company's continuing focus on managing expense. Severance costs for these employees were recognized pursuant to the terms of their existing benefit arrangements or employment agreements.

Share-based compensation

The Company incurred share-based compensation, reported within salaries and benefits, of $5 million in the three months ended March 31, 2009 (2008: $9 million).

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3.     SALARIES AND BENEFITS (Continued)

During the three months ended March 31, 2009, the Company recorded a $5 million credit relating to the accumulated compensation expense for certain 2008 awards which were dependent upon performance targets which the Company no longer expects to achieve (2008: $nil).

4.     DISCONTINUED OPERATIONS

On April 15, 2009, the Company entered into a contract and disposed of Bliss & Glennon, a US-based wholesale insurance operation acquired as part of the HRH acquisition. Gross proceeds were $41 million, of which $3 million is held in escrow for potential indemnification claims.

Bliss & Glennon's net assets at March 31, 2009 were $39 million, of which $35 million related to identifiable intangible assets and goodwill. In addition, there will be costs and income taxes relating to the transaction of $2 million. There will be no gain or loss recognized on this disposal in second quarter 2009.

Three months ended March 31, 2009
(millions)
Revenues	$7

Income before income taxes	1
Income taxes	—

Income from discontinued operations	$1

Gain on disposal of discontinued operations, net of tax	—

Discontinued operations, net of tax	$1

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.     DISCONTINUED OPERATIONS (Continued)

Net assets and liabilities of discontinued operations consist of the following:

March 31, 2009
(millions)
Assets
Cash and cash equivalents	$3
Fiduciary funds—restricted	10
Accounts receivable	16
Fixed assets	1
Intangible assets	35
Other assets	2

Total assets	$67

Liabilities
Accounts payable	$26
Other liabilities	2

Total liabilities	$28

Net assets of discontinued operations	$39

5.     EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net income by the average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company. At March 31, 2009, time-based and performance-based options to purchase 15.9 million and 5.7 million (2008: 14.8 million and 0.2 million) shares of Willis common stock, respectively, and 1.3 million (2008: 1.7 million) restricted shares, were outstanding.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5.     EARNINGS PER SHARE (Continued)

Basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2009	2008
	(millions, except per share data)
Net income attributable to Willis Group Holdings Limited	$193	$166

Basic average number of shares outstanding	167	142
Dilutive effect of potentially issuable shares	—	1

Diluted average number of shares outstanding	167	143

Basic earnings per share:
Continuing operations	$1.15	$1.17
Discontinued operations	0.01	—

Net income attributable to Willis Group Holdings Limited common shareholders	$1.16	$1.17
Dilutive effect of potentially issuable shares	—	(0.01)

Diluted earnings per share:
Continuing operations	$1.15	$1.16
Discontinued operations	0.01	—

Net income attributable to Willis Group Holdings Limited common shareholders	$1.16	$1.16

Options to purchase 21.2 million shares were not included in the computation of the dilutive effect of stock options for the three months ended March 31, 2009 because the effect was antidilutive (three months ended March 31, 2008: 12.9 million).

6.     HRH ACQUISITION

On October 1, 2008, the Company completed the acquisition of HRH, the eighth largest insurance and risk management intermediary in the United States. Total consideration paid by the Company was approximately $1.8 billion, which comprised approximately 24.4 million shares of common stock valued at $792 million and $982 million of cash. The total purchase price of approximately $2.1 billion included the assumption of approximately $340 million of HRH existing debt.

The Company recognized identifiable intangible assets of $0.6 billion and goodwill of $1.6 billion on the acquisition. However, the Company is still in the process of finalizing the valuation of certain assets and liabilities, thus the purchase price allocation remains subject to refinement.

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.     PENSION PLANS

The components of the net periodic benefit cost of the UK, US and International defined benefit plans are as follows:

	Three months ended March 31,
	UK Pension Benefits		US Pension Benefits		Intl Pension Benefits
	2009	2008	2009	2008	2009	2008
	(millions)
Components of net periodic benefit cost (income):
Service cost	$5	$9	$6	$6	$1	$2
Interest cost	22	31	10	9	2	2
Expected return on plan assets	(29)	(48)	(9)	(12)	(2)	(2)
Amortization of unrecognized prior service gain	(1)	(1)	2	—	—	—
Amortization of unrecognized actuarial loss	8	—	—	—	1	—

Net periodic benefit cost (income)	$5	$(9)	$9	$3	$2	$2

As of March 31, 2009, the Company had made contributions of $20 million, $nil and $1 million to the UK, US and International defined benefit pension plans (2008: $37 million, $2 million and $2 million), respectively. The Company expects to contribute approximately $36 million to the UK defined benefit pension plan, $18 million to the US plan and $5 million to the International plan for the full year 2009.

8.     COMMITMENTS AND CONTINGENCIES

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

Since August 2004, the Company and HRH (along with various other brokers and insurers) have been named as defendants in purported class actions in various courts across the country. All of these actions have been consolidated or are in the process of being consolidated into a single action in the U.S. District Court for the District of New Jersey ("MDL"). There are two amended complaints within the MDL, one that addresses employee benefits ("EB Complaint") and one that addresses all other lines of insurance ("Commercial Complaint"). HRH was a named defendant in the EB Complaint, but has since been voluntarily dismissed. HRH is a named defendant in the Commercial Complaint. The Company is a named defendant in both MDL Complaints. Each of the EB Complaint and the

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8.     COMMITMENTS AND CONTINGENCIES (Continued)

Commercial Complaint seek monetary damages, including punitive damages, and equitable relief and make allegations regarding the practices and conduct that have been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers have breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and participated in other improper activities. The Complaints also allege the existence of a conspiracy among insurance carriers and brokers and allege violations of federal antitrust laws, the federal RICO statute and the Employee Retirement Income Security Act of 1974 ("ERISA"). In separate decisions issued in August and September 2007, the antitrust and RICO claims were dismissed with prejudice and the state claims were dismissed without prejudice from both Complaints. Plaintiffs have filed a notice of appeal regarding these dismissal rulings and oral arguments on this appeal were heard in April 2009. In January 2008, the Judge dismissed the ERISA claims with prejudice from the EB Complaint. Additional actions could be brought in the future by individual policyholders. The Company disputes the allegations in all of these suits and has been and intends to continue to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

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

The reinsurers concerned have taken the position that, despite their decisions to underwrite risks or a group of risks, they are no longer bound by their reinsurance contracts. As a result, they have stopped settling claims and are seeking to recover claims already paid. The Company also understands that there have been at least two arbitration awards in relation to a spiral, among other things, in which the reinsurer successfully argued that it was no longer bound by parts of its reinsurance program. Willis Limited, the Company's principal insurance brokerage subsidiary in the United Kingdom, acted as the reinsurance broker or otherwise as intermediary, but not as an underwriter, for numerous personal accident reinsurance contracts, including two contracts that were involved in one of the arbitrations. Due to the small number of reinsurance brokers generally, Willis Limited also utilized other brokers active in this market as sub-agents, including brokers who are parties to the legal proceedings described above, for certain contracts and may be responsible for any errors and omissions they may have made. In July 2003, one of the reinsurers received a judgment in the English High Court against certain parties, including a sub-broker Willis Limited used to place two of the contracts involved in this trial. Although neither the Company nor any of its subsidiaries were a party to this proceeding or any arbitration, Willis Limited entered into tolling agreements with certain of the principals to the reinsurance contracts tolling the statute of limitations pending the outcome of proceedings between the reinsureds and reinsurers.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8.     COMMITMENTS AND CONTINGENCIES (Continued)

Two former clients of Willis Limited, American Reliable Insurance Company and one of its associated companies ("ARIC") and CNA Insurance Company Limited and two of its associated companies ("CNA") have each terminated their respective tolling agreements with Willis Limited and commenced litigation in September 2007 and January 2008, respectively, in the English Commercial Court against Willis Limited. ARIC has alleged conspiracy between a former Willis Limited employee and the ARIC underwriter as well as negligence and CNA has alleged deceit and negligence by the same Willis Limited employee both in connection with placements of personal accident reinsurance in the excess of loss market in London and elsewhere. The Company disputes these allegations and is vigorously defending itself in these actions. ARIC's asserted claim is approximately $257 million (plus unspecified interest and costs) and CNA's asserted claim is approximately $251 million (plus various unspecified claims for exemplary damages, interest and costs). Pleadings have been exchanged in both actions and the parties have been and continue to be engaged in extensive discovery prior to the trial which the Court has fixed on a preliminary basis for ten weeks commencing October 7, 2009. In first quarter 2009, the Company recorded a reserve of $125 million and a related insurance recoverable of $125 million in connection with these claims. The $125 million reserve relates to the Company's current estimate of potential settlement amounts and associated costs. The Company continues to keep its errors and omissions insurance carriers fully informed of developments in the claims. The Company believes that any amounts required to resolve the claims will be covered by errors and omissions insurance. Various arbitrations continue to be active and from time to time the principals request co-operation from the Company and suggest that claims may be asserted against the Company. Such claims may be made against the Company if reinsurers do not pay claims on policies issued by them. The Company cannot predict at this time whether any such claims will be made or the damages that may be alleged.

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

(Unaudited)

8.     COMMITMENTS AND CONTINGENCIES (Continued)

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

9.     FAIR VALUE MEASUREMENT

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9.     FAIR VALUE MEASUREMENT (Continued)

The following tables summarize the valuation of the Company's assets and liabilities by the FAS 157 fair value hierarchy:

	March 31, 2009
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Fiduciary funds—restricted	$1,803	$—	$—	$1,803
Short-term investments	17	—	—	17
Derivative financial instruments	—	49	—	49

Total assets	$1,820	$49	$—	$1,869

Liabilities at fair value:
Derivative financial instruments	$—	$71	$—	$71

Total liabilities	$—	$71	$—	$71

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Fiduciary funds—restricted	$1,854	$—	$—	$1,854
Short-term investments	20	—	—	20
Derivative financial instruments	—	42	—	42

Total assets	$1,874	$42	$—	$1,916

Liabilities at fair value:
Derivative financial instruments	$—	$88	$—	$88

Total liabilities	$—	$88	$—	$88

The Company's fiduciary funds—restricted and short-term investments consist mainly of cash and time deposits. Fair values are based on quoted market values.

The fair value of the Company's derivative financial instruments is computed based on a market approach using information generated by market transactions involving comparable instruments.

Derivative financial instruments are included within "other assets" and "other liabilities" on the balance sheet.

10.   GOODWILL

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Goodwill is not amortized but is subject to impairment testing annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. As part of the evaluation the estimated future discounted cash flows associated with the underlying business operation are compared to the carrying amount of goodwill to determine

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10.   GOODWILL (Continued)

if a write-down is required. If such an assessment indicates that the discounted future cash flows are not sufficient, the carrying amount is reduced to the estimated fair value.

When a business entity is sold, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it is included.

The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2009 and the year ended December 31, 2008 are as follows:

	Global	North America	International	Total
	(millions)
Balance at January 1, 2008	$992	$259	$397	$1,648
Goodwill acquired during 2008	52	1,551	22	1,625
Foreign exchange	2	—	—	2

Balance at December 31, 2008	$1,046	$1,810	$419	$3,275
Goodwill acquired during 2009	—	1	1	2
Purchase price allocation adjustments	11	4	—	15
Goodwill included in disposal group classified as held for sale	—	(25)	—	(25)
Foreign exchange	4	—	1	5

Balance at March 31, 2009	$1,061	$1,790	$421	$3,272

11.   OTHER INTANGIBLE ASSETS

Other intangible assets are classified into two categories:

•
"Customer and Marketing related" includes client lists, client relationships and non-compete agreements; and

•
"Contract based, Technology and Other" includes all other purchased intangible assets.

The major classes of amortizable intangible assets are as follows:

	March 31, 2009	December 31, 2008
	(millions)
Customer and Marketing related	$751	$757
Less: accumulated amortization	(102)	(78)

Net amortizable Customer and Marketing related	649	679

Contract based, Technology and Other	4	4
Less: accumulated amortization	(1)	(1)

Net amortizable Contract based, Technology and Other	3	3

Total amortizable intangible assets	755	761
Less: accumulated amortization	(103)	(79)

Net total amortizable intangible assets	$652	$682

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11.   OTHER INTANGIBLE ASSETS (Continued)

The aggregate amortization of intangible assets for the three months ended March 31, 2009 was $24 million (2008: $3 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

(millions)
2009	$93
2010	86
2011	70
2012	60
2013	52

Total	$361

12.   DEBT

Short-term debt consists of the following:

	March 31, 2009	December 31, 2008
	(millions)
Current portion of 5-year term loan facility	$70	$35
Interim credit facility	103	750
Other bank loans	1	—

	$174	$785

The interim credit facility bears interest at LIBOR plus 2.250% and is repayable on September 30, 2009. A duration fee of 0.50% of any balance then outstanding is payable on June 30, 2009.

Long-term debt consists of the following:

	March 31, 2009	December 31, 2008
	(millions)
5.125% Senior notes due 2010	$250	$250
5.625% Senior notes due 2015	350	350
6.200% Senior notes due 2017	600	600
12.875% Senior notes due 2016	500	—
Revolving credit facility	150	—
5-year term loan facility	630	665

	$2,480	$1,865

The revolving credit facility bears interest at LIBOR plus 2.250% and expires on October 1, 2013. The 5-year term loan facility also bears interest at LIBOR plus 2.250% and is repayable $35 million per quarter commencing from December 31, 2009, with a final payment of $140 million due in the fourth quarter of 2013.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Three months ended March 31,
	2009	2008
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$10	$10
Cash payments for interest	48	37

Supplemental disclosures of non-cash investing and financing activities:
Issue of stock on acquisitions of subsidiaries	—	1
Issue of stock on acquisitions of noncontrolling interests	5	3

Acquisitions:
Fair value of assets acquired	$—	$10
Less: Liabilities assumed	(23)	—
Cash acquired	—	—

Net (liabilities) assets acquired, net of cash acquired	$(23)	$10

14.   COMPREHENSIVE INCOME

a)
The components of comprehensive income are as follows:

	Three months ended March 31,
	2009	2008
	(millions)
Net income	$201	$175
Other comprehensive income, net of tax:
Foreign currency translation adjustment (net of tax of $nil and $nil)	1	21
FAS 158 pension adjustment (net of tax of $3 million and $nil)	6	(1)
Net gain on derivative instruments (net of tax of $7 million)	17	—

Other comprehensive income (net of tax of $10 million and $nil)	24	20

Comprehensive income	225	195
Noncontrolling interest	(8)	(9)

Comprehensive income attributable to Willis Group Holdings Limited	$217	$186

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14.   COMPREHENSIVE INCOME (Continued)

b)
The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31, 2009	December 31, 2008
	(millions)
Net foreign currency translation adjustment	$(72)	$(73)
Net unrealized holding loss on investments	(1)	(1)
FAS 158 pension adjustment	(515)	(521)
Net unrealized loss on derivative instruments	(18)	(35)

Accumulated other comprehensive loss attributable to Willis Group Holdings Limited, net of tax	(606)	(630)
Noncontrolling interest	—	—

Accumulated other comprehensive loss, net of tax	$(606)	$(630)

15.   STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

The components of stockholders' equity and noncontrolling interests are as follows:

	March 31, 2009			March 31, 2008
	Willis Group Holdings stockholders	Noncontrolling interests	Total equity	Willis Group Holdings stockholders	Noncontrolling interests	Total equity
	(millions)
Balance at beginning of period	$1,845	$50	$1,895	$1,347	$48	$1,395
Comprehensive income:
Net income	193	8	201	166	9	175
Other comprehensive income, net of tax	24	—	24	20	—	20

Comprehensive income	217	8	225	186	9	195
Dividends	(42)	(1)	(43)	(37)	(1)	(38)
Additional paid-in capital	7	—	7	16	—	16
Purchase of subsidiary shares from noncontrolling interests	—	(2)	(2)	—	(2)	(2)
Repurchase of shares	—	—	—	(75)	—	(75)
Foreign currency translation	—	(2)	(2)	—	4	4

Balance at end of period	$2,027	$53	$2,080	$1,437	$58	$1,495

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15.   STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS (Continued)

The effects of changes in Willis Group Holdings Limited ownership interest in its subsidiaries on equity are as follows:

	March 31, 2009	March 31, 2008
	(millions)
Net income attributable to Willis Group Holdings Limited	$193	$166

Transfers from noncontrolling interest:
Decrease in Willis Group Holdings Limited paid-in capital for purchase of 464,728 (2008: 346,406) Subsidiary shares	(5)	(3)

Net transfers to noncontrolling interest	(5)	(3)

Change from net income attributable to Willis Group Holdings Limited and transfers from noncontrolling interests	$188	$163

16.   SEGMENT INFORMATION

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

  v)
  2008 expense review costs; and

  vi)
  integration costs associated with the acquisition of HRH.

The accounting policies of the operating segments are consistent with those described in Note 2—Basis of Presentation and Significant Accounting Policies. There are no inter- segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.

In 2008, the Company changed its basis of segmental allocation for central costs. Foreign exchange movements on the UK pension plan asset or liability are held at the Corporate level. As a result of this change, $1 million net operating profit for the three months ended March 31, 2008, previously allocated to the operating segments, has been reported within Corporate.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16.   SEGMENT INFORMATION (Continued)

Selected information regarding the Company's operating segments is as follows:

	Three months ended March 31, 2009
	Commissions and Fees	Investment Income	Other Income	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Global	$275	$3	$—	$278	$3	$127	$—
North America	371	4	2	377	5	94	—
International	269	6	—	275	6	96	26

Total Retail	640	10	2	652	11	190	26

Total Operating Segments	915	13	2	930	14	317	26
Corporate and Other(1)	—	—	—	—	24	(43)	—

Total Consolidated	$915	$13	$2	$930	$38	$274	$26

	Three months ended March 31, 2008
	Commissions and Fees	Investment Income	Other Income	Total Revenues	Depreciation and Amortization	Operating Income	Interest in Earnings of Associates, net of tax
	(millions)
Global	$277	$8	$—	$285	$3	$132	$—
North America	191	4	1	196	3	27	—
International	304	10	—	314	7	104	26

Total Retail	495	14	1	510	10	131	26

Total Operating Segments	772	22	1	795	13	263	26
Corporate and Other(1)	—	—	—	—	3	(38)	—

Total Consolidated	$772	$22	$1	$795	$16	$225	$26

(1)
Corporate and Other includes the costs of the holding company; foreign exchange hedging activities and foreign exchange on the UK pension plan asset; amortization of intangible assets; net gains and losses on disposal of operations; certain legal costs; integration costs associated with the acquisition of HRH and 2008 expense review costs.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16.   SEGMENT INFORMATION (Continued)

The Company does not routinely evaluate the total asset position by segment, and the following allocations have been made based on reasonable estimates and assumptions:

	March 31, 2009	December 31, 2008
	(millions)
Total assets:
Global	$10,395	$9,319
North America	4,449	5,088
International	2,010	2,071

Total Retail	6,459	7,159

Total Operating Segments	16,854	16,478
Corporate and Other	249	(76)

Total Consolidated	$17,103	$16,402

The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income from continuing operations, before income taxes and interest in earnings of associates:

	Three months ended March 31,
	2009	2008
	(millions)
Total consolidated operating income	$274	$225
Interest expense	(38)	(16)

Income from continuing operations before income taxes and interest in earnings of associates	$236	$209

17.   SHARE BUYBACKS

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced the previous $1 billion buyback program and its remaining $308 million authorization. The program is an open-ended plan to repurchase the Company's shares from time to time in the open market or through negotiated sales with persons who are not affiliates of the Company. During the three months ended March 31, 2009, there were no shares repurchased.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

18.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

On July 1, 2005, Willis North America Inc. ("Willis North America") issued debt securities totaling $600 million under its April 2003 registration statement. On March 28, 2007, Willis North America issued further debt securities totaling $600 million under its June 2006 registration statement. The debt securities at March 31, 2009 were jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Investment UK Holdings Limited, Willis Group Limited, Trinity Acquisition Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

18.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2009
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$915	$—	$915
Investment income	—	—	2	114	(103)	13
Other income	—	—	—	2	—	2

Total revenues	—	—	2	1,031	(103)	930

EXPENSES
Salaries and benefits	—	—	—	(483)	3	(480)
Other operating expenses	(1)	(10)	11	(145)	7	(138)
Depreciation expense	—	—	(2)	(12)	—	(14)
Amortization of intangible assets	—	—	—	(21)	(3)	(24)

Total expenses	(1)	(10)	9	(661)	7	(656)

OPERATING (LOSS) INCOME	(1)	(10)	11	370	(96)	274
Investment income from Group undertakings	22	93	116	6	(237)	—
Interest expense	—	(86)	(38)	(152)	238	(38)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	21	(3)	89	224	(95)	236
Income taxes	—	—	1	(61)	(2)	(62)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	21	(3)	90	163	(97)	174
Interest in earnings of associates, net of tax	—	—	—	26	—	26

INCOME (LOSS) FROM CONTINUING OPERATIONS	21	(3)	90	189	(97)	200
Discontinued operations, net of tax	—	—	—	1	—	1

NET INCOME (LOSS)	21	(3)	90	190	(97)	201
Less: Net income attributable to noncontrolling interests	—	—	—	(2)	(6)	(8)
EQUITY ACCOUNT FOR SUBSIDIARIES	172	175	(103)	—	(244)	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$193	$172	$(13)	$188	$(347)	$193

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

18.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$772	$—	$772
Investment income	—	—	5	76	(59)	22
Other income	—	—	—	1	—	1

Total revenues	—	—	5	849	(59)	795

EXPENSES
Salaries and benefits	—	—	—	(414)	3	(411)
Other operating expenses	—	3	(5)	(152)	5	(149)
Depreciation expense	—	—	(2)	(11)	—	(13)
Amortization of intangible assets	—	—	—	—	(3)	(3)
Gain on disposal of London headquarters	—	—	—	6	—	6

Total expenses	—	3	(7)	(571)	5	(570)

OPERATING INCOME (LOSS)	—	3	(2)	278	(54)	225
Investment income from Group undertakings	83	87	50	9	(229)	—
Interest expense	—	(50)	(19)	(86)	139	(16)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	83	40	29	201	(144)	209
Income taxes	—	(4)	7	(48)	(15)	(60)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	83	36	36	153	(159)	149
Interest in earnings of associates, net of tax	—	—	—	26	—	26

INCOME FROM CONTINUING OPERATIONS	83	36	36	179	(159)	175
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME	83	36	36	179	(159)	175
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(6)	(9)
EQUITY ACCOUNT FOR SUBSIDIARIES	83	37	(53)	—	(67)	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$166	$73	$(17)	$176	$(232)	$166

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

18.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at March 31, 2009
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$—	$—	$31	$116	$—	$147
Fiduciary funds—restricted	—	—	70	1,733	—	1,803
Short-term investments	—	—	—	17	—	17
Accounts receivable	1,304	3,732	4,727	10,138	(10,213)	9,688
Fixed assets	—	—	28	277	—	305
Goodwill	—	—	—	1,747	1,525	3,272
Other intangible assets	—	—	—	652	—	652
Investments in associates	—	—	—	360	(67)	293
Deferred tax assets	—	—	—	114	(50)	64
Pension benefits asset	—	—	—	134	—	134
Assets held for sale	—	—	—	67	—	67
Other assets	—	357	17	611	(324)	661
Equity accounted subsidiaries	821	2,967	3,503	2,394	(9,685)	—

TOTAL ASSETS	$2,125	$7,056	$8,376	$18,360	$(18,814)	$17,103

LIABILITIES AND EQUITY
Accounts payable	$53	$6,079	$3,554	$11,366	$(10,257)	$10,795
Deferred revenue and accrued expenses	1	—	—	327	5	333
Deferred tax liabilities	—	—	10	2	—	12
Income taxes payable	—	304	3	57	(257)	107
Short-term debt	—	—	173	1	—	174
Long-term debt	—	500	1,980	—	—	2,480
Liability for pension benefits	—	—	—	244	—	244
Liabilities associated with assets held for sale	—	—	—	28	—	28
Other liabilities	44	4	44	691	67	850

Total liabilities	98	6,887	5,764	12,716	(10,442)	15,023

Total Willis Group Holdings stockholders' equity	2,027	169	2,612	5,637	(8,418)	2,027

Noncontrolling interests	—	—	—	7	46	53

Total equity	2,027	169	2,612	5,644	(8,372)	2,080

TOTAL LIABILITIES AND EQUITY	$2,125	$7,056	$8,376	$18,360	$(18,814)	$17,103

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

18.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$—	$—	$—	$176	$—	$176
Fiduciary funds—restricted	—	—	100	1,754	—	1,854
Short-term investments	—	—	—	20	—	20
Accounts receivable	1,303	3,202	4,515	12,257	(12,146)	9,131
Fixed assets	—	—	26	286	—	312
Goodwill	—	—	—	1,756	1,519	3,275
Other intangible assets	—	—	—	682	—	682
Investments in associates	—	—	—	338	(65)	273
Deferred tax assets	—	—	—	73	3	76
Pension benefits asset	—	—	—	111	—	111
Other assets	3	328	35	452	(326)	492
Equity accounted subsidiaries	628	2,744	1,847	2,427	(7,646)	—

TOTAL ASSETS	$1,934	$6,274	$6,523	$20,332	$(18,661)	$16,402

LIABILITIES AND EQUITY
Accounts payable	$42	$6,034	$2,916	$13,506	$(12,184)	$10,314
Deferred revenue and accrued expenses	2	—	4	461	4	471
Deferred tax liabilities	—	—	13	—	8	21
Income taxes payable	—	291	—	—	(273)	18
Short-term debt	—	—	785	—	—	785
Long-term debt	—	—	1,865	—	—	1,865
Liability for pension benefits	—	—	—	237	—	237
Other liabilities	45	1	—	728	22	796

Total liabilities	89	6,326	5,583	14,932	(12,423)	14,507

Total Willis Group Holdings stockholders' equity	1,845	(52)	940	5,396	(6,284)	1,845

Noncontrolling interests	—	—	—	4	46	50

Total equity	1,845	(52)	940	5,400	(6,238)	1,895

TOTAL LIABILITIES AND EQUITY	$1,934	$6,274	$6,523	$20,332	$(18,661)	$16,402

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

18.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2009
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$22	$(13)	$150	$(69)	$(6)	$84

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	6	—	6
Additions to fixed assets	—	—	(3)	(14)	—	(17)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(2)	—	(2)
Investments in associates	—	—	—	(39)	—	(39)
Proceeds on disposal of short-term investments	—	—	—	4	—	4

Net cash used in investing activities	—	—	(3)	(45)	—	(48)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	150	—	—	150
Proceeds from issue of short-term debt, net of debt issuance costs	—	—	—	1	—	1
Repayments of debt	—	—	(647)	—	—	(647)
Senior notes issued, net of debt issuance costs	—	482	—	—	—	482
Proceeds from issue of shares	2	—	—	—	—	2
Amounts owed by and to Group undertakings	19	(469)	381	69	—	—
Dividends paid	(43)	—	—	(6)	6	(43)
Acquisition of noncontrolling interests	—	—	—	(2)	—	(2)
Dividends paid to noncontrolling interests	—	—	—	(1)	—	(1)

Net cash (used in) provided by financing activities	(22)	13	(116)	61	6	(58)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	31	(53)	—	(22)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	176	—	176

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—	31	119	—	150

Cash and cash equivalents—reported as discontinued operations	—	—	—	(3)	—	(3)

Cash and cash equivalents—continuing operations	$—	$—	$31	$116	$—	$147

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

18.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$83	$39	$(19)	$18	$(111)	$10

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	1	—	1
Additions to fixed assets	—	—	(2)	(42)	—	(44)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(4)	—	(4)
Investments in associates	—	—	—	(31)	—	(31)
Proceeds on disposal of short-term investments	—	—	—	3	—	3

Net cash used in investing activities	—	—	(2)	(73)	—	(75)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	165	—	—	165
Repurchase of shares	(75)	—	—	—	—	(75)
Proceeds from issue of shares	1	—	—	—	—	1
Amounts owed by and to Group undertakings	26	65	(217)	126	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(36)	(104)	—	(7)	111	(36)
Acquisition of noncontrolling interests	—	—	—	(1)	—	(1)
Dividends paid to noncontrolling interests	—	—	—	(1)	—	(1)

Net cash (used in) provided by financing activities	(84)	(39)	(52)	119	111	55

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	—	(73)	64	—	(10)
Effect of exchange rate changes on cash and cash equivalents		—	—	5	—	5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	73	126	—	200

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$195	$—	$195

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

19.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

The Company filed a shelf registration on Form S-3 on June 21, 2006 under which Willis Group Holdings may offer debt securities, preferred stock, common stock and other securities. In addition, Trinity Acquisition Limited may offer debt securities (the "Subsidiary Debt Securities"). The Subsidiary Debt Securities, if issued, will be guaranteed by certain of the Company's subsidiaries.

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

The entities included in the Other Guarantors column at March 31, 2009 are Willis Investment UK Holdings Limited, TA I Limited, TA II Limited and TA III Limited.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

19.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2009
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$915	$—	$915
Investment income	—	—	—	116	(103)	13
Other income	—	—	—	2	—	2

Total revenues	—	—	—	1,033	(103)	930

EXPENSES
Salaries and benefits	—	—	—	(483)	3	(480)
Other operating expenses	(1)	—	2	(146)	7	(138)
Depreciation expense	—	—	—	(14)	—	(14)
Amortization of intangible assets	—	—	—	(21)	(3)	(24)

Total expenses	(1)	—	2	(664)	7	(656)

OPERATING (LOSS) INCOME	(1)	—	2	369	(96)	274
Investment income from Group undertakings	22	8	38	169	(237)	—
Interest expense	—	(40)	(7)	(229)	238	(38)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	21	(32)	33	309	(95)	236
Income taxes	—	9	(9)	(60)	(2)	(62)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	21	(23)	24	249	(97)	174
Interest in earnings of associates, net of tax	—	—	—	26	—	26

INCOME (LOSS) FROM CONTINUING OPERATIONS	21	(23)	24	275	(97)	200
Discontinued operations, net of tax	—	—	—	1	—	1

NET INCOME (LOSS)	21	(23)	24	276	(97)	201
Less: Net income attributable to noncontrolling interests	—	—	—	(2)	(6)	(8)
EQUITY ACCOUNT FOR SUBSIDIARIES	172	195	148	—	(515)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$193	$172	$172	$274	$(618)	$193

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

19.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$772	$—	$772
Investment income	—	—	—	81	(59)	22
Other income	—	—	—	1	—	1

Total revenues	—	—	—	854	(59)	795

EXPENSES
Salaries and benefits	—	—	—	(414)	3	(411)
Other operating expenses	—	—	(1)	(153)	5	(149)
Depreciation expense	—	—	—	(13)	—	(13)
Amortization of intangible assets	—	—	—	—	(3)	(3)
Gain on disposal of London headquarters	—	—	—	6	—	6

Total expenses	—	—	(1)	(574)	5	(570)

OPERATING (LOSS) INCOME	—	—	(1)	280	(54)	225
Investment income from Group undertakings	83	27	33	86	(229)	—
Interest expense	—	(8)	(3)	(144)	139	(16)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	83	19	29	222	(144)	209
Income taxes	—	3	(38)	(10)	(15)	(60)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	83	22	(9)	212	(159)	149
Interest in earnings of associates, net of tax	—	—	—	26	—	26

INCOME (LOSS) FROM CONTINUING OPERATIONS	83	22	(9)	238	(159)	175
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME (LOSS)	83	22	(9)	238	(159)	175
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(6)	(9)
EQUITY ACCOUNT FOR SUBSIDIARIES	83	51	87	—	(221)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$166	$73	$78	$235	$(386)	$166

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

19.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at March 31, 2009
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$—	$—	$—	$147	$—	$147
Fiduciary funds—restricted	—	—	—	1,803	—	1,803
Short-term investments	—	—	—	17	—	17
Accounts receivable	1,304	523	2,370	15,704	(10,213)	9,688
Fixed assets	—	—	—	305	—	305
Goodwill	—	—	—	1,747	1,525	3,272
Other intangible assets	—	—	—	652	—	652
Investments in associates	—	—	—	360	(67)	293
Deferred tax assets	—	—	—	114	(50)	64
Pension benefits asset	—	—	—	134	—	134
Assets held for sale	—	—	—	67	—	67
Other assets	—	22	18	945	(324)	661
Equity accounted subsidiaries	821	2,281	3,712	9,116	(15,930)	—

TOTAL ASSETS	$2,125	$2,826	$6,100	$31,111	$(25,059)	$17,103

LIABILITIES AND EQUITY
Accounts payable	$53	$2,657	$847	$17,495	$(10,257)	$10,795
Deferred revenue and accrued expenses	1	—	—	327	5	333
Deferred tax liabilities	—	—	—	12	—	12
Income taxes payable	—	—	299	65	(257)	107
Short-term debt	—	—	—	174	—	174
Long-term debt	—	—	500	1,980	—	2,480
Liability for pension benefits	—	—	—	244	—	244
Liabilities associated with assets held for sale	—	—	—	28	—	28
Other liabilities	44	—	4	735	67	850

Total liabilities	98	2,657	1,650	21,060	(10,442)	15,023

Total Willis Group Holdings stockholders' equity	2,027	169	4,450	10,044	(14,663)	2,027

Noncontrolling interests	—	—	—	7	46	53

Total equity	2,027	169	4,450	10,051	(14,617)	2,080

TOTAL LIABILITIES AND EQUITY	$2,125	$2,826	$6,100	$31,111	$(25,059)	$17,103

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

19.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
ASSETS
Cash and cash equivalents	$—	$—	$—	$176	$—	$176
Fiduciary funds—restricted	—	—	—	1,854	—	1,854
Short-term investments	—	—	—	20	—	20
Accounts receivable	1,303	515	1,844	17,615	(12,146)	9,131
Fixed assets	—	—	—	312	—	312
Goodwill	—	—	—	1,756	1,519	3,275
Other intangible assets	—	—	—	682	—	682
Investments in associates	—	—	—	338	(65)	273
Deferred tax assets	—	—	—	73	3	76
Pension benefits asset	—	—	—	111	—	111
Other assets	3	13	—	802	(326)	492
Equity accounted subsidiaries	628	2,037	3,492	9,149	(15,306)	—

TOTAL ASSETS	$1,934	$2,565	$5,336	$32,888	$(26,321)	$16,402

LIABILITIES AND EQUITY
Accounts payable	$42	$2,617	$840	$18,999	$(12,184)	$10,314
Deferred revenue and accrued expenses	2	—	—	465	4	471
Deferred tax liabilities	—	—	—	13	8	21
Income taxes payable	—	—	291	—	(273)	18
Short-term debt	—	—	—	785	—	785
Long-term debt	—	—	—	1,865	—	1,865
Liability for pension benefits	—	—	—	237	—	237
Other liabilities	45	—	—	729	22	796

Total liabilities	89	2,617	1,131	23,093	(12,423)	14,507

Total Willis Group Holdings stockholders' equity	1,845	(52)	4,205	9,791	(13,944)	1,845

Noncontrolling interests	—	—	—	4	46	50

Total equity	1,845	(52)	4,205	9,795	(13,898)	1,895

TOTAL LIABILITIES AND EQUITY	$1,934	$2,565	$5,336	$32,888	$(26,321)	$16,402

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

19.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2009
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$22	$(31)	$19	$80	$(6)	$84

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	6	—	6
Additions to fixed assets	—	—	—	(17)	—	(17)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(2)	—	(2)
Investments in associates	—	—	—	(39)	—	(39)
Proceeds on disposal of short-term investments	—	—	—	4	—	4

Net cash used in investing activities	—	—	—	(48)	—	(48)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	150	—	150
Proceeds from issue of short-term debt, net of debt issuance costs	—	—	—	1	—	1
Repayments of debt	—	—	—	(647)	—	(647)
Senior notes issued, net of debt issuance costs	—	—	482	—	—	482
Proceeds from issue of shares	2	—	—	—	—	2
Amounts owed by and to Group undertakings	19	31	(501)	451	—	—
Dividends paid	(43)	—	—	(6)	6	(43)
Acquisition of noncontrolling interests	—	—	—	(2)	—	(2)
Dividends paid to noncontrolling interests	—	—	—	(1)	—	(1)

Net cash (used in) provided by financing activities	(22)	31	(19)	(54)	6	(58)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	—	(22)	—	(22)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	176	—	176

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—	—	150	—	150

Cash and cash equivalents—reported as discontinued operations	—	—	—	(3)	—	(3)

Cash and cash equivalents—continuing operations	$—	$—	$—	$147	$—	$147

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

19.   FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2008
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$83	$20	$30	$(12)	$(111)	$10

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	1	—	1
Additions to fixed assets	—	—	—	(44)	—	(44)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(4)	—	(4)
Investments in associates	—	—	—	(31)	—	(31)
Proceeds on disposal of short-term investments	—	—	—	3	—	3

Net cash used in investing activities	—	—	—	(75)	—	(75)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	165	—	165
Repurchase of shares	(75)	—	—	—	—	(75)
Proceeds from issue of shares	1	—	—	—	—	1
Amounts owed by and to Group undertakings	26	84	(30)	(80)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(36)	(104)	—	(7)	111	(36)
Acquisition of noncontrolling interests	—	—	—	(1)	—	(1)
Dividends paid to noncontrolling interests	—	—	—	(1)	—	(1)

Net cash (used in) provided by financing activities	(84)	(20)	(30)	78	111	55

DECREASE IN CASH AND CASH EQUIVALENTS	(1)	—	—	(9)	—	(10)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	5	—	5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	—	199	—	200

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$195	$—	$195

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes references to non-GAAP financial measures as defined in Regulation G of SEC rules. We present such non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company's operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. These financial measures should be viewed in addition to, not in lieu of, the Company's condensed consolidated financial statements for the three months ended March 31, 2009.

This discussion includes forward-looking statements, including under the headings 'Business Overview and Market Outlook', 'Executive Summary' and 'Liquidity and Capital Resources'. Please see 'Information Concerning Forward-Looking Statements' for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in the forward-looking statements.

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

From 2000 through 2003 we benefited from a hard market with premium rates stable or increasing. During 2004, we saw a rapid transition from a hard market to a soft market, with premium rates falling in most markets. The soft market continued to have an adverse impact on our commission revenues and operating margin from 2005 through 2008 with premium rate decreases averaging approximately 10 percent across our market sectors in 2008.

In first quarter 2009, the benefit of a stabilization in rates in the reinsurance market was more than offset by the continuing soft market in other sectors and the adverse impact of the weakened economic environment across the globe.

Our North American operations have been particularly impacted by the weakened economic environment and we have seen sharp first quarter 2009 declines in revenues from our US construction business, as many projects are postponed or cancelled.

EXECUTIVE SUMMARY

Overview

Difficult market conditions and the weakness of the global economy continued to adversely impact our results in first quarter 2009, although there was a modest benefit from rate stabilization in the reinsurance market.

Despite these difficult trading conditions, we reported 2 percent organic commissions and fees growth in first quarter 2009 compared with same period 2008, reflecting growth in our International and Global operations, partly offset by a fall in organic commissions and fees in North America where revenues were adversely impacted by our focus on integration and margin improvement as well as the soft market conditions and the weakened economy.

Operating margin for first quarter 2009 was 29 percent, 1 percentage point higher than in first quarter 2008 with the increase primarily attributable to costs savings arising from our 2008 expense review and Right Sizing Willis initiatives and the non-recurrence of first quarter 2008 charges of $18 million for property and systems rationalizations, partly offset by higher pension charges and the dilutive impact of the HRH acquisition and the related deal amortization.

Results from continuing operations

Net income from continuing operations in first quarter 2009 was $192 million, or $1.15 per diluted share, compared with $166 million, or $1.16 per diluted share, in 2008 as the benefit of the improved margin and a lower effective tax rate were partly offset by the dilutive impact of HRH, including increased interest expense and intangibles amortization together with the increased sharecount arising from the acquisition.

HRH's first quarter 2009 results, net of related funding costs and intangible amortization contributed $0.03 per diluted share. New shares issued as part consideration for the HRH acquisition had a $0.20 dilutive impact on first quarter 2009 earnings per diluted share.

Total revenues at $930 million were $135 million, or 17 percent, higher than in first quarter 2008.

Organic revenue growth of 2 percent and a 28 percent benefit from net acquisitions and disposals in the quarter, driven primarily by the fourth quarter 2008 acquisition of HRH, were partly offset by a negative 12 percent impact from foreign currency translation and a decline in investment income compared to 2008.

Organic revenue growth of 2 percent reflected net new business growth of 7 percent and a 5 percent negative impact from declining rates and other market factors.

Operating margin at 29 percent was 1 percentage point higher than in first quarter 2008 with the increase mainly reflecting:

•
good cost control and the realization of savings from our previous Shaping our Future and 2008 expense review initiatives;

•
the non-recurrence of the $18 million charge in first quarter 2008 for systems and property rationalization as part of the 2008 expense review, equivalent to approximately 2 percentage points;

•
a reduction in discretionary expenses, driven by our right-sizing initiatives in 2009; and

•
a $4 million reduction in share-based compensation;

partly offset by

•
a $21 million increase in amortization of intangible assets, primarily related to HRH, equivalent to approximately 3 percentage points;

•
a $20 million increase in pension expense, driven by lower asset levels in our UK and US pension plans, equivalent to approximately 3 percentage points;

•
the acquisition of HRH which has a lower margin than the Group;

•
a foreign currency translation loss of approximately 40 basis points; and

•
a $9 million decrease in investment income as global interest rates fell sharply in first quarter 2009 compared to first quarter 2008, equivalent to 1 percentage point.

Discontinued operations

On April 15, 2009, the Company entered into a contract and disposed of Bliss & Glennon, a US-based wholesale insurance operation acquired as part of the HRH acquisition. Gross proceeds were $41 million, of which $3 million is held in escrow for potential indemnification claims.

Bliss & Glennon's net assets at March 31, 2009 were $39 million, of which $35 million related to identifiable intangible assets and goodwill. In addition, there will be costs and income taxes relating to the transaction of $2 million. There will be no gain or loss recognized on this disposal in second quarter 2009.

HRH acquisition and integration

On October 1, 2008, we completed the acquisition of HRH, the eighth largest insurance and risk management intermediary in the United States.

We remain confident that the acquisition of HRH will:

•
substantially improve our position in key markets including California, Florida, Texas, Illinois, New York, Boston, New Jersey and Philadelphia;

•
greatly strengthen our position as a middle market broker and reinforce our large account presence; and

•
enable the combined Willis HRH operation to deliver enhanced value to clients through a more robust and diversified platform.

We have made significant progress in the first quarter of 2009 in implementing the integration processes that we believe will lead to successful fulfilment of our stated goals, reflected by:

•
maintaining high producer retention levels;

•
reducing our expense base through synergies. We achieved $23 million of costs savings in first quarter 2009 and we expect to exceed our initial synergy target of $100 million, with a revised target for annualized synergies of $140 million by December 2010;

•
good progress on integration of all work streams and, on a combined pro forma basis, we anticipate a total saving of $150 million in 2009 from synergies and other cost reduction initiatives; and
•
conversion of HRH's contingent commissions into higher standard commissions, 70 percent of which had been renegotiated by March 31, 2009.

We recognized goodwill on the HRH acquisition of approximately $1.6 billion. Based on our forecasts of the combined Willis HRH's future revenue streams and anticipated synergies from the deal, we believe the combined goodwill for North America of $1.8 billion was not impaired as of March 31, 2009. However, if we fail to recognize some or all of the strategic benefits and synergies expected from the HRH transaction, goodwill may be impaired in future periods.

Other equity transactions

During first quarter 2009, we acquired the remaining 20 percent of our Venezuela operations at a cost of approximately $7 million, bringing our ownership to 100 percent as at March 31, 2009.

In our 2008 report on Form 10-K we noted that AXA had exercised its option to put to us its shareholding in Gras Savoye & Cie of approximately 4 percent, subject to pre-emption provisions set out in the shareholders agreement. In March 2009, existing shareholders chose to purchase 2 percent and in April 2009 Gras Savoye bought back the remaining shares and canceled them. As a consequence of these transactions, we controlled just under 50 percent of the voting rights as of the end of April 2009. As of the date of this report, we do not expect the remaining shareholders to exercise their put options within the next twelve months.

In April 2009, we acquired the remaining 12 percent of our Irish operations at a cost of approximately $17 million, bringing our ownership to 100 percent as at April 30, 2009.

2008 expense review and Right Sizing Willis

Our Shaping our Future strategy is a series of initiatives designed to deliver profitable growth.

In order to fund a portion of these initiatives, we conducted a thorough review in 2008 of all businesses to identify additional opportunities to rationalize our expense base.

In first quarter 2008, we consequently incurred a pre-tax charge of $33 million ($23 million net of tax, equivalent to $0.16 per diluted share) in connection with this expense review comprising:

•
$15 million of severance costs relating to approximately 150 positions which were eliminated; and

•
$18 million of other operating expenses, primarily relating to property and systems rationalization costs.

In the latter part of 2008 and in light of the global economic uncertainty, we launched Right Sizing Willis to reinforce our cost saving initiatives. Right Sizing Willis initiatives include talent management to either improve or manage out poor performers, location optimization and aggressive reduction of discretionary spending. In first quarter 2009, we incurred severance costs of $16 million in connection with our right-sizing initiatives.

Cash and financing

Cash at March 31, 2009 was $147 million, $29 million lower than at December 31, 2008. This excludes cash classified within assets held for sale of $3 million at March 31, 2009 and $nil at December 31, 2008.

Net cash from operating activities of $84 million, net proceeds from the issuance of long-term debt of $482 million and net proceeds from the drawdown of our revolving credit facility of $150 million were used to fund:

•
repayments of outstanding debt of $647 million relating to our interim credit facility;

•
acquisitions of $41 million, including a $39 million payment for the 5 percent of Gras Savoye & Cie, our French associate, acquired in fourth quarter 2008;

•
dividend payments of $43 million; and

•
other smaller net cash outflows of $14 million.

Total long-term debt at March 31, 2009 was $2,480 million (December 31, 2008: $1,865 million), total short-term debt was $174 million (December 31, 2008: $785 million) and total equity was $2,080 million (December 31, 2008: $1,895 million) giving a capitalization ratio (total debt to total debt and equity) of 56 percent at March 31, 2009 compared with 58 percent at December 31, 2008.

In February 2009, we entered into an agreement with Goldman Sachs Mezzanine Partners to issue 12.875 percent senior unsecured notes due 2016 in an aggregate principal amount of $500 million. The transaction closed in March 2009 and the $482 million net proceeds of the issue were used to refinance part of our interim credit facility.

Internally generated cash and a $150 million drawdown on our revolving credit facility were used to repay a further $165 million of the interim credit facility and to fund dividends, pension contributions, bonuses and taxes. The $150 million drawn under the revolving credit facility as of March 31, 2009 compares with $215 million drawn as of March 31, 2008.

We expect to be able to repay the remaining $103 million outstanding on the interim credit facility over the next two quarters from free cash flow and proceeds from the sale of non-core businesses, including $38 million received from the sale of our US wholesale operations in April 2009.

Liquidity

We believe that existing cash and cash equivalents at March 31, 2009 of $147 million, remaining availability of $150 million under our revolving credit facility, future generation of free cash flow and proceeds from the sale of non-core businesses should be adequate to meet our cash needs for at least the next 12 months, including full repayment of our interim credit facility and current portions of our long-term debt together with the financing of other contractual obligations and presently known operating requirements.

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

We continue to identify and implement further actions to control costs and enhance our operating performance, including cash flow. These actions include the rationalization of our cost base through our ongoing right-sizing initiatives to achieve best fit within the current environment.

Share buybacks

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. In first quarter 2008, we repurchased 2.3 million shares at a cost of $75 million under the new authorization. There were no repurchases under this authorization in first quarter 2009.

OPERATING RESULTS—GROUP

Revenues

	Three months ended March 31,			Change attributable to:
			% change	Foreign currency translation	Acquisitions and disposals	Organic revenue growth(i)(ii)
	2009	2008
	(millions)
Global	$275	$277	(1)%	(8)%	2%	5%
North America	371	191	94%	(1)%	100%	(5)%
International	269	304	(12)%	(17)%	—%	5%

Commissions and fees	$915	$772	19%	(11)%	28%	2%

Investment income	13	22	(41)%
Other income	2	1	100%

Total revenues	$930	$795	17%

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

(ii)
From fourth quarter 2008, we have changed our methodology for the calculation of organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded from organic growth in commissions and fees.

Our first quarter 2009 revenues at $930 million were $135 million, or 17 percent, higher than in 2008 reflecting a 28 percent benefit from net acquisitions and disposals principally attributable to HRH and organic commissions and fees growth of 2 percent. These benefits were partly offset by an 11 percent adverse impact from foreign currency translation and a decline in investment income compared to first quarter 2008.

Our International and Global operations earn a significant portion of their revenues in currencies other than the US dollar. In first quarter 2009, reported revenues in International and Global were significantly adversely impacted by the year on year effect of foreign currency translation, in particular due to the strengthening of the dollar against both the euro and pound sterling, compared with first quarter 2008.

Investment income was $13 million in first quarter 2009, $9 million lower than same period 2008, with the decrease reflecting significantly lower average interest rates in 2009. The impact of rate decreases on our investment income is partially mitigated by our forward hedging program, from which we expect to generate significant additional income in 2009 compared to current LIBOR based rates.

Organic growth in commissions and fees in first quarter 2009 was 2 percent compared with first quarter 2008 as the benefit of good net new business growth particularly in our International and Global businesses was partly offset by the impact of other market factors, including rate declines particularly in North America.

Organic revenue growth by segment is discussed further in 'Operating Results—Segment Information' below.

General and administrative expenses

	Three months ended March 31,
	2009	2008
	(millions, except percentages)
Salaries and benefits	$480	$411
Other	138	149

General and administrative expenses	$618	$560

Compensation ratio or salaries and benefits as a percentage of revenues	52%	52%
Other as a percentage of revenues	15%	19%

General and administrative expenses at $618 million for first quarter 2009 were $58 million, or 10 percent, higher than in 2008. This increase was mainly attributable to:

•
the impact of expenses relating to the fourth quarter 2008 acquisition of HRH, equivalent to approximately 26 percentage points; and

•
a $20 million increase in pension expense, equivalent to 4 percentage points;

partly offset by

•
a year on year benefit from foreign currency of $48 million, equivalent to approximately 9 percentage points, as the impact of losses on forward contracts was more than offset by gains relating to the significant strengthening of the dollar against the pound sterling, in which our London market based operations incur the majority of their expenses, and the euro;

•
reductions in salaries and benefits, excluding pension costs, and discretionary expenses, including lower travel, legal and professional fees, driven by our right-sizing initiatives; and

•
the non-recurrence of an $18 million charge in first quarter 2008 for systems and property rationalization as part of the 2008 expense review, equivalent to approximately 3 percentage points.

Salaries and benefits were 52 percent of both first quarter 2009 and first quarter 2008 revenues. Excluding the impact of the HRH acquisition, salaries and benefits were 51 percent of revenue in first quarter 2009 compared with 52 percent in 2008, reflecting the benefits of:

•
cost controls including our previous Shaping our Future and 2008 expense review initiatives. Group headcount was approximately 350 lower than at December 31, 2008 despite recruiting an additional 100 staff in our Mumbai operations. We continue to actively manage headcount and incurred severance costs of $16 million in 2009 (2008: $16 million) relating to the elimination of approximately 300 further positions; and

•
a $4 million reduction in share-based compensation, which included a $5 million credit relating to certain 2008 awards linked to performance targets which we no longer expect to achieve in the current markets;

partly offset by

•
a $20 million increase in pension expense. This increase was mainly attributable to lower asset levels in both the UK and US plans following recent declines in the equity markets.

We have announced that we will close our US defined benefit plan to future accrual with effect from mid-May 2009. Consequently we will recognize a curtailment gain of $12 million in second quarter 2009 and we now expect the full year 2009 charge for the US plan to be approximately $9 million compared with an expected $39 million charge had the plan not been closed to future accrual.

We have also suspended our US 401(k) match for 2009 which benefited first quarter 2009 by $3 million and will benefit full year 2009 by $9 million compared with 2008.

Other expenses were 15 percent of revenues in first quarter 2009 compared with 19 percent in 2008. Excluding the impact of the HRH acquisition, other expenses were 13 percent of revenues in first quarter 2009 compared with 19 percent in 2008, with the decrease reflecting:

•
a reduction in discretionary expenses driven by our right-sizing initiatives; and

•
the year on year benefit from the $18 million systems and property rationalization charge relating to the first quarter 2008 expense review, attributable to 2 percentage points;

partly offset by

•
foreign currency translation losses arising on forward contracts maturing in first quarter 2009.

Amortization of intangible assets

Amortization of intangible assets for first quarter 2009 of $24 million was $21 million higher than in same period 2008 with the increase primarily attributable to the $20 million first quarter 2009 charge in respect of intangible assets recognized on the HRH acquisition.

Operating income and margin (operating income as a percentage of revenues)

	Three months ending March 31,
	2009	2008
	(millions, except percentages)
Revenues	$930	$795
Operating income	274	225
Operating margin or operating income as a percentage of revenues	29%	28%

Operating margin at 29 percent was 1 percentage point higher than in first quarter 2008 with the increase mainly reflecting the impact of:

•
good cost control and the realization of savings from our previous Shaping our Future and 2008 expense review initiatives;

•
the non-recurrence of the $18 million charge in first quarter 2008 for systems and property rationalization as part of the 2008 expense review, equivalent to approximately 2 percentage points;

•
a reduction in discretionary expenses, driven by our right-sizing initiatives in 2009; and

•
a $4 million reduction in share-based compensation;

partly offset by

•
a $21 million increase in amortization of intangible assets, primarily related to HRH,

equivalent to approximately 3 percentage points;

•
a $20 million increase in pension expense, driven by lower asset levels in our UK and US plans, equivalent to approximately 3 percentage points;

•
the acquisition of HRH which has a lower margin than the Group;

•
a foreign currency translation loss of approximately 40 basis points; and

•
a $9 million decrease in investment income as global interest rates fell sharply in first quarter 2009 compared to first quarter 2008, equivalent to 1 percentage point.

Operating segment margins are discussed further in "Operating Results—Segment Information" below.

Interest expense

Interest expense in first quarter 2009 of $38 million was $22 million higher than in first quarter 2008 with the increase primarily reflecting interest on debt raised to finance the acquisition of HRH. We expect our quarterly interest expense for the remainder of 2009 to be higher than in the first quarter reflecting the higher coupon payable on the term debt raised in March 2009 to finance part of the interim credit facility.

Income taxes

	Three months ended March 31,
	2009	2008
	(millions, except percentages)
Income before taxes	$236	$209
Income taxes	62	60
Effective tax rate	26%	29%

The effective tax rate in first quarter 2009 was 26 percent compared with 29 percent in 2008, with the decrease in rate reflecting a change in the geographical mix of profits with a greater proportion of profits being outside the United States.

Net income and diluted earnings per share from continuing operations

	Three months ended March 31,
	2009	2008
	(millions, except per share data)
Net income from continuing operations	$192	$166
Diluted earnings per share from continuing operations	$1.15	$1.16
Average diluted number of shares outstanding	167	143

Net income from continuing operations for first quarter 2009 was $192 million compared with $166 million in 2008. The $26 million increase primarily reflected the $49 million increase in operating income partly offset by the $22 million increase in interest expense.

However, diluted earnings per share from continuing operations for first quarter 2009 decreased to $1.15, compared to $1.16, in 2008 as the benefit of increased net income was more than offset by a 24 million increase in average diluted shares outstanding due to the shares issued on October 1, 2008 as part consideration for the HRH acquisition. The additional shares issued had a negative $0.20 impact on earnings per diluted share in first quarter 2009.

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

The following table is a summary of our operating results by segment for the quarters ended March 31, 2009 and 2008:

	Three months ended March 31, 2009			Three months ended March 31, 2008(i)
	Revenues	Operating Income	Operating Margin	Revenues	Operating Income	Operating Margin
	(millions)			(millions)
Global	$278	$127	46%	$285	$132	46%
North America	377	94	25%	196	27	14%
International	275	96	35%	314	104	33%

Total Retail	652	190	29%	510	131	26%
Corporate & Other(ii)	—	(43)	n/a	—	(38)	n/a

Total Consolidated	$930	$274	29%	$795	$225	28%

(i)
The Company does not hold business segment management accountable for managing foreign exchange exposure on the retranslation of the UK pension plan asset. Historically, a relatively stable exchange rate environment had led to foreign exchange on the UK pension plan asset having no material impact on segment operating income and margin. However, following significant exchange rate movements in 2008, the Company decided that, effective October 1, 2008, foreign exchange on the pension plan asset would be excluded from segment operating income and reported within Corporate and Other. As a result of this change, an additional $1 million net operating profit for first quarter 2008, previously allocated to the operating segments, has been reported within Corporate and Other.

(ii)
Corporate and Other includes the costs of the holding company, foreign exchange hedging activities and foreign exchange on the UK pension plan asset; amortization of intangible assets; net gains and losses on disposal of operations; certain legal costs; integration costs associated with the acquisition of HRH; and 2008 expense review costs.

Global

Our Global operations comprise Global specialties, Reinsurance and Faber & Dumas, our new wholesale brokerage division launched in fourth quarter 2008 on completion of the acquisition of HRH. Faber & Dumas comprises HRH's London-based wholesale operation, Glencairn, together with our previously existing

Fine Art, Jewelry and Specie; Special Contingency Risk and Hughes-Gibb units.

The following table sets out revenues, organic revenue growth and operating income and margin for the quarters ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
	(millions, except percentages)
Commissions and fees	$275	$277
Investment income	3	8

Total revenues	$278	$285

Operating income(i)	$127	$132
Organic revenue growth(ii)(iii)	5%	2%
Operating margin(i)	46%	46%

(i)
The Company does not hold business segment management accountable for managing foreign exchange exposure on the retranslation of the UK pension plan asset. Historically, a relatively stable exchange rate environment had led to foreign exchange on the UK pension plan asset having no material impact on segment operating income and margin. However, following significant exchange rate movements in 2008, the Company decided that, effective October 1, 2008, foreign exchange on the pension plan asset would be excluded from segment operating income and reported within Corporate and Other. As a result of this change, $1 million net operating profit for first quarter 2008, previously allocated to Global, has been reported within Corporate and Other.

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

(iii)
From fourth quarter 2008, we have changed our methodology for the calculation of organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded from organic growth in commissions and fees.

Revenue

Commissions and fees of $275 million were $2 million, or 1 percent lower, in first quarter 2009 compared with first quarter 2008 as the benefits of 5 percent organic revenue growth and a 2 percent uplift from the additional revenues of HRH's UK-based wholesale business were more than offset by an 8 percent adverse impact from foreign currency translation.

The negative impact from foreign currency translation was driven by the year on year strengthening of the dollar against a number of currencies in which we earn revenues, in particular the pound sterling and euro.

Organic revenue growth was driven by positive growth in our Global Specialties and Reinsurance businesses, despite the impact of the difficult economic environment, partly offset by negative growth in our Faber & Dumas business due to lower revenues in our Fine Art, Jewelry and Specie unit.

Global Specialties had positive organic growth across many specialty businesses with particularly strong performances in Marine and Energy.

Organic revenues in Reinsurance in first quarter 2009 benefited from strong net new business,

particularly in International, together with stabilization in the rate environment.

Productivity continued to improve with a 1 percent rise in revenues per FTE employee in the 12 month period to March 31, 2009 compared with full year 2008. Client retention also improved to 91 percent in first quarter 2009 compared with 90 percent in first quarter 2008.

Operating margin

Operating margin in our Global operations was 46 percent in both first quarter 2009 and first quarter 2008 as the benefits of good organic revenue growth in Global Specialties and Reinsurance, good cost control and a positive impact from foreign exchange were offset by adverse impacts from increased pension expense and lower investment income.

Despite an overall reduction in headcount since December 31, 2008, we continue to recruit selectively for our Global businesses. In first quarter 2009, we recruited a reinsurance team from Carvill's. This team provides specialty, casualty and professional liability experience and we expect it to be accretive by the latter part of 2009.

North America

	Three months ended March 31,
	2009	2008
	(millions, except percentages)
Commissions and fees	$371	$191
Investment income	4	4
Other income	2	1

Total revenues	$377	$196

Operating income	$94	$27
Organic revenue growth(i)(ii)	(5)%	3%
Operating margin	25%	14%

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

(ii)
From fourth quarter 2008, we have changed our methodology for the calculation of organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded from organic growth in commissions and fees.

Revenues

Commissions and fees in North America were $180 million, or 94 percent, higher in first quarter 2009 compared with first quarter 2008 as the acquisition of HRH doubled our US revenues.

Excluding HRH, organic commissions and fees declined by 5 percent in first quarter 2009 compared with 2008 as our North America business continues to be adversely affected by a combination of the soft market conditions and the weakened economy.

Additionally, our primary focus in North America has been on the successful integration of HRH into our existing operations and the improvement of margin.

Client retention levels remained steady at 92 percent in both first quarter 2009 and 2008.

Despite the decline in organic commissions and fees, productivity continued to improve to $220,000 per FTE employee for the 12 month period to March 31, 2009 compared with $219,000 for full year 2008.

Operating margin

Operating margin in North America in first quarter 2009 was 25 percent compared with 14 percent in first quarter 2008. The increase of 11 percentage points reflected:

•
the acquisition of HRH; and

•
a reduction in the underlying expense base reflecting the benefits of our 2008 expense review and our right-sizing initiatives;

partly offset by

•
the decline in organic revenues discussed above.

HRH integration

We continue to make good progress on the integration of HRH into our existing operations. In particular:

•
producer retention remains high and we have lost only 3 percent of HRH's producers since the deal was announced in June 2008;
•
on a pro forma combined basis we have reduced the North America expense base by approximately 11 percent year on year through merger synergies and our Right Sizing Willis initiatives. For the full year 2009 we anticipate a total saving on a combined pro forma basis, of $150 million from synergies and other cost reduction initiatives;

•
we also expect to exceed our original forecast of $100 million of deal synergies and to have achieved total synergies of some $140 million by the end of 2010; and

•
we have managed to convert some 70 percent of the contingent commissions HRH received, that we would only be permitted to collect for three years from the date of acquisition, into higher standard commissions.

With effect from the acquisition date, we have conformed HRH's revenue recognition policy with our existing policy. Consequently, it is not possible to make an accurate comparison of pro forma revenues on a year on year basis.

International

	Three months ended March 31,
	2009	2008
	(millions, except percentages)
Commissions and fees	$269	$304
Investment income	6	10

Total revenues	$275	$314

Operating income	$96	$104
Organic revenue growth(i)(ii)	5%	5%
Operating margin	35%	33%

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

(ii)
From fourth quarter 2008, we have changed our methodology for the calculation of organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded from organic growth in commissions and fees.

Revenues

Commissions and fees in International were $35 million, or 12 percent, lower in first quarter 2009 compared with first quarter 2008 as good organic revenue growth of 5 percent was more than offset by a 17 percent negative impact from foreign exchange.

A significant part of International's revenues are earned in currencies other than the US dollar which has strengthened significantly on a year on year basis against a number of these currencies, most notably the euro, pound sterling and Danish kroner, consequently reducing International revenues on a year on year basis when reported in US dollars.

Despite the slowdown of the global economy, International continued their impressive record of organic growth. In particular Latin America, Asia and Europe, especially Spain, Denmark and Russia, all reported strong organic growth in first quarter 2009 compared with 2008.

Productivity in International continues to improve with revenues per FTE employee increasing by 1 percent in the 12 month period to March 31, 2009 compared with full year 2008.

Client retention levels of 92 percent also improved by 1 percent compared with full year 2008.

Operating margin

Operating margin in International was 35 percent in first quarter 2009 compared with 33 percent in first quarter 2008. The 2 percentage point improvement reflected:

•
the strong organic revenue growth discussed above;

•
focused expense management including savings in discretionary costs driven by our right-sizing initiatives; and

•
a favorable net impact from foreign currency on reported margin due to a change in mix of margins when reported in US dollars;

partly offset by

•
increased severance costs associated with our right-sizing initiatives in 2009; and

•
increased pension expense.

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008. With the exception of the closure of the US pension plan to future accrual in mid-May 2009, as discussed in 'Operating Results—Group: General and administrative expenses' above, there were no significant additions or changes to these assumptions in first quarter 2009.

NEW ACCOUNTING STANDARDS

There were no new accounting standards issued during the first quarter 2009 that would have a significant impact on our reporting.

LIQUIDITY AND CAPITAL RESOURCES

In February 2009, we entered into an agreement with Goldman Sachs Mezzanine Partners to issue 12.875 percent senior unsecured notes due 2016 in an aggregate principal amount of $500 million. The transaction closed in March 2009 and the $482 million net proceeds of the issue were used to refinance part of our interim credit facility.

Internally generated cash and a $150 million drawdown on our revolving credit facility were used to repay a further $165 million of the interim credit facility and to fund dividends, pension contributions, bonuses and taxes. The $150 million drawn under the revolving credit facility as of March 31, 2009 compares with $215 million drawn as of March 31, 2008.

We expect to be able to repay the remaining $103 million outstanding on the interim credit facility over the next two quarters from free cash flow and proceeds from the sale of non-core businesses, including $38 million received from the sale of our US wholesale operations in April 2009. As of April 30, 2009 the balance outstanding under the interim credit facility was $50 million.

Total long-term debt at March 31, 2009 was $2,480 million (December 31, 2008: $1,865 million), total short-term debt was $174 million (December 31, 2008: $785 million) and total equity was $2,080 million (December 31, 2008: $1,895 million) giving a capitalization ratio (total debt to total debt and equity) of 56 percent at March 31, 2009 compared with 58 percent at December 31, 2008.

Liquidity

We believe that existing cash and cash equivalents at March 31, 2009 of $147 million, remaining availability of $150 million under our revolving credit facility together with future generation of free cash flow and proceeds from the sale of non-core businesses should be adequate to meet our cash needs for at least the next 12 months, including full repayment of our interim credit facility and current portions of our long-term debt together with the financing of other contractual obligations and presently known operating requirements.

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

These actions include the rationalization of our cost base through our ongoing right-sizing initiatives to achieve best fit within the current environment.

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

Own funds

As of March 31, 2009, we had cash and cash equivalents of $147 million, compared with $176 million at December 31, 2008. This excludes cash classified within assets held for sale of $3 million at March 31, 2009 and $nil at December 31, 2008.

Additionally as at March 31, 2009, $150 million of our $300 million revolving credit facility remained available to draw.

Operating activities

Net cash provided by operations was $84 million in first quarter 2009 compared with $10 million in first quarter 2008 with the $74 million increase mainly reflecting:

•
a $47 million increase in net income before gains relating to investment activities and the impact of foreign exchange; and

•
a $27 million reduction in additional pension contributions to our UK and US defined benefit pension plans.

Investing activities

Total net cash used in investing activities was $48 million in first quarter 2009 compared with $75 million in first quarter 2008.

The net decrease in cash used in investing activities of $27 million was mainly attributable to a $27 million decrease in additions to fixed assets largely due to the additional spend of $28 million in first quarter 2008 on fixed assets relating to the fit-out of our new London headquarters.

In first quarter 2009, we made a $39 million cash payment in relation to the fourth quarter 2008 acquisition of an additional 5 percent of the voting rights in Gras Savoye & Cie, our French associate. In first quarter 2008 we acquired an additional 4 percent of Gras Savoye & Cie at a cost of $31 million. The Gras Savoye acquisitions were pursuant to the put arrangements under our contractual obligations disclosed on Form 10-K for the year ended December 31, 2008.

Financing activities

Net cash used in financing activities was $58 million in first quarter 2009 compared with an inflow of $55 million in first quarter 2008.

Long-term debt

In first quarter 2009, we issued $500 million of senior unsecured 7-year notes at 12.875 percent.

We used the $482 million net proceeds of the notes to repay part of our interim credit facility. We had repaid a further $165 million of this facility by March 31, 2009.

Share buybacks

On November 1, 2007, the Board authorized a new share buyback program for $1 billion.

In 2008, we repurchased 2.3 million shares at a cost of $75 million under the new authorization. We have not made any further repurchases under this authorization in first quarter 2009.

Dividends

Cash dividends paid in first quarter 2009 were $43 million compared with $36 million in the same period 2008. The $7 million increase primarily reflects the additional payments made in respect of the 24 million shares issued in connection with the fourth quarter 2008 acquisition of HRH. In February 2009, we declared a quarterly cash dividend of $0.26 per share, an annual rate of $1.04 per share.

CONTRACTUAL OBLIGATIONS

Our contractual obligations at March 31, 2009 were:

	Payments due by
Obligations	Total	2009	2010- 2011	2012- 2013	After 2013
	(millions)
5.125% Senior notes due 2010	$250	$—	$250	$—	$—
5.625% Senior notes due 2015	350	—	—	—	350
6.200% Senior notes due 2017	600	—	—	—	600
12.875% Senior notes due 2016	500	—	—	—	500
Interest on senior notes	949	87	256	243	363
Term loan expires 2013	700	35	280	385	—
Interest on term loan	59	15	30	14	—
Interim credit facility expires September 30, 2009	103	103	—	—	—
Interest on interim credit facility	1	1	—	—	—
Revolving credit facility expires October 1, 2013	150	—	—	150	—
Interest on revolving credit facility	20	3	9	8	—

Total debt and related interest	3,682	244	825	800	1,813
Operating leases(i)	1,260	83	195	137	845
Pensions(ii)	301	34	121	146	—
Put options relating to subsidiaries and associates(iii)	395	282	92	—	21

Total contractual obligations	$5,638	$643	$1,233	$1,083	$2,679

(i)
Presented gross.

(ii)
Contractual obligations for our pension plans reflect the contributions we expect to make over the next five years into our US and UK pension plans. These contributions are based on current funding positions and may increase or decrease dependent on the future performance of the two plans.

(iii)
Based on the earliest dates on which options could be exercised.

Debt financing

In first quarter 2009, we:

•
issued senior unsecured notes in an aggregate principal amount of $500 million. The 7-year notes mature in 2016 and carry an interest rate of 12.875 percent per annum;

•
drew down $150 million under our new $300 million 5-year line of credit, which replaced our previous revolving credit facility in October 2008, taking our balance under this facility to $150 million as at March 31, 2009; and

•
repaid $647 million of the December 31, 2008 outstanding balance of $750 million on our interim credit facility.

In April 2009, we repaid a further $53 million of the interim credit facility. The balance on the interim credit facility as of April 30, 2009 was $50 million.

Pensions

In first quarter 2009, we announced that we would close our US pension plan to future service. As a consequence, we expect that our contributions for 2010 and 2011 will reduce to approximately $25 million per year and for 2012 and 2013 will reduce to approximately $35 to $40 million per year.

Put options relating to subsidiaries and associates

In first quarter 2009, we acquired the remaining 20 percent of our Venezuela operations at a cost of approximately $7 million, bringing our ownership to 100 percent as at March 31, 2009.

In our 2008 report on Form 10-K we noted that AXA had exercised its option to put to us its shareholding in Gras Savoye & Cie of approximately 4 percent, subject to pre-emption provisions set out in the shareholders agreement.

In March 2009, existing shareholders chose to purchase 2 percent and in April 2009 Gras Savoye bought back the remaining shares and canceled them. As a consequence of these transactions, we controlled just under 50 percent of the voting rights as of the end of April 2009. As of the date of this report, we do not expect the remaining shareholders to exercise their put options within the next twelve months.

OFF-BALANCE SHEET TRANSACTIONS

Apart from commitments, guarantees and contingencies, as disclosed in Note 8 to the Condensed Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

Except as disclosed below, there has been no material change with respect to market risk from that described in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The fair value of forward foreign exchange contracts used to hedge our London market operations exposure as of December 31, 2008 was a liability of $85 million, of which $55 million related to contracts maturing in 2009. A loss of $16 million was recognized through the consolidated statement of operations during the three months ended March 31, 2009. The fair value of forward foreign exchange contracts as of March 31, 2009 is a liability of $61 million of which $35 million relates to 2009.

The fair value of our interest rate hedging program used to hedge our interest income as of December 31, 2008 was an asset of $39 million. During the three months ended March 31, 2009 a gain of $5 million was recognized in investment income. The fair value of our interest rate hedging program as of March 31, 2009 is an asset of $39 million.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that the information required to be included in the Company's periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The information set forth in Note 7 of Notes to the Condensed Consolidated Financial Statements, provided in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A—Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" included in the Form 10-K for the year ended December 31, 2008.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2009, the Company issued a total of 234,374 shares of common stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of such Act relating to sales by an issuer not involving a public offering, none of which involved the sale of more than 1% of the outstanding common stock of the Company.

The following sales of shares related to part consideration for the acquisition of interest in the following companies:

Date of Sale	Number of Shares	Acquisition
March 3, 2009	9,289	Fermin Maisterrena Viesca
March 3, 2009	225,085	Rontarca Prima, Willis, C.A.

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

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

None.

Item 6—Exhibits

4.1	Note Purchase Agreement dated February 10, 2009, among Trinity Acquisition Limited, as Issuer, Willis Group Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited, Willis Investment UK Holdings Limited, Willis North America Inc. and Willis Group Limited, as the Guarantors; for the purchase by GSMP V Onshore International, Ltd., GSMP V Offshore International, Ltd., GSMP V Institutional International, Ltd. and GS Mezzanine Partners V Institutional L.P of $500,000,000 aggregate principal amount of the Issuer's 12.875% Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 12, 2009).

4.2	Indenture dated as of March 6, 2009, among Trinity Acquisition Limited, as Issuer, Willis Group Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited, Willis Investment UK Holdings Limited, Willis North America Inc., and Willis Group Limited, as the Guarantors; and The Bank of New York Mellon, as the Trustee relating to the issuance of 12.875% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 12, 2009).
4.3
Registration Rights Agreement dated as of March 6, 2009, among Trinity Acquisition Limited, as Issuer, Willis Group Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited, Willis Investment UK Holdings Limited, Willis North America Inc., and Willis Group Limited, as the Guarantors; and GSMP V Onshore International, Ltd., GSMP V Offshore International, Ltd., GSMP V Institutional International, Ltd. and GS Mezzanine Partners V Institutional L.P, as Initial Purchasers, granting registration rights for the 12.875% Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 12, 2009).
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

Dated: May 8, 2009