Form 10-Q
period 2009-06-30
WILLIS GROUP HOLDINGS LTD
filed 2009-08-07
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-16503

WILLIS GROUP HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	98-0352587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Willis Group Limited
51 Lime Street, London, EC3M 7DQ, England
(Address of principal executive offices)

(011) 44-20-3124-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 31, 2009, there were outstanding 168,113,625 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

Certain Definitions

The following definitions apply throughout this quarterly report unless the context requires otherwise:

“We”, “Us”, “Company”, “Group”, “Willis” or “our”	Willis Group Holdings Limited and its subsidiaries.

“Willis Group Holdings”	Willis Group Holdings Limited.

“HRH”	Hilb, Rogal & Hobbs Company.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

We have included in this document “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the potential benefits of the HRH acquisition, discussions concerning the sale of a portion of our interest in Gras Savoye, our outlook, future capital expenditures, growth in commissions and fees, business strategies, competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, plans and references to future successes are forward-looking statements. Also, when we use the words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “probably”, or similar expressions, we are making forward-looking statements.

There are important uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•	the impact of any regional, national or global political, economic, business, competitive, market and regulatory conditions on our global business operations;

•	the impact of current financial market conditions and the current credit crisis on our results of operations and financial condition, including as a result of any insolvencies of or other difficulties experienced by our clients, insurance companies or financial institutions;

•	our ability to achieve the expected cost savings, synergies and other strategic benefits as a result of the HRH acquisition and how the integration of HRH may affect the timing of such cost savings, synergies and benefits;

•	our ability to continue to manage our significant indebtedness;

•	our ability to implement and realize anticipated benefits of the Shaping our Future initiative and any other new initiatives;

•	material changes in the commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane, or otherwise;

•	the volatility or declines in other insurance markets and premiums on which our commissions are based, but which we do not control;

•	our ability to compete effectively in our industry;

•	our ability to retain key employees and clients and attract new business;

•	the timing or ability to carry out share repurchases or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;

•	any fluctuations in exchange and interest rates that could affect our expenses and revenue;

•	rating agency actions that could inhibit our ability to borrow funds or the pricing thereof;

•	a significant decline in the value of investments that fund our pension plans or changes in our pension plan funding obligations;

•	the timing of any exercise of put and call arrangements with associated companies;

•	changes in the tax or accounting treatment of our operations, such as the recent proposals made by the Obama administration regarding international tax reform;

•	the potential costs and difficulties in complying with a wide variety of foreign laws and regulations and any related changes, given the global scope of our operations;

•	our involvement in and the results of any regulatory investigations, legal proceedings and other contingencies;

•	our exposure to potential liabilities arising from errors and omissions and other potential claims against us; and

•	the interruption or loss of our information processing systems or failure to maintain secure information systems.

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For additional factors see also Part I, Item 1A “Risk Factors” included in our Form 10-K for the year ended December 31, 2008. Copies of the Form 10-K are available online at http://www.sec.gov or on request from the Company as set forth in Part I, Item 1 “Business-Available Information” in our Form 10-K.

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

PART I — FINANCIAL INFORMATION

Item 1 —	Financial Statements

WILLIS GROUP HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(millions, except per share data)

REVENUES
Commissions and fees	$772	$641	$1,687	$1,413
Investment income	12	20	25	42
Other income	—	—	2	1

Total revenues	784	661	1,714	1,456

EXPENSES
Salaries and benefits	(443)	(428)	(923)	(839)
Other operating expenses	(139)	(141)	(277)	(290)
Depreciation expense	(14)	(14)	(28)	(27)
Amortization of intangible assets	(23)	(3)	(47)	(6)
Gain on disposal of London headquarters	—	2	—	8

Total expenses	(619)	(584)	(1,275)	(1,154)

OPERATING INCOME	165	77	439	302
Interest expense	(43)	(21)	(81)	(37)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	122	56	358	265
Income taxes	(31)	(12)	(93)	(72)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	91	44	265	193
Interest in earnings of associates, net of tax	—	(3)	26	23

INCOME FROM CONTINUING OPERATIONS	91	41	291	216
Discontinued operations, net of tax (Note 4)	—	—	1	—

NET INCOME	91	41	292	216
Less: net income attributable to noncontrolling interests	(4)	(2)	(12)	(11)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$87	$39	$280	$205

AMOUNTS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS COMMON SHAREHOLDERS
Income from continuing operations, net of tax	$87	$39	$279	$205
Income from discontinued operations, net of tax	—	—	1	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$87	$39	$280	$205

EARNINGS PER SHARE — BASIC AND DILUTED (Note 5)
BASIC EARNINGS PER SHARE
— Continuing operations	$0.52	$0.28	$1.67	$1.44

DILUTED EARNINGS PER SHARE
— Continuing operations	$0.52	$0.27	$1.66	$1.43

CASH DIVIDENDS DECLARED PER SHARE	$0.26	$0.26	$0.52	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(millions, except share data)

ASSETS
Cash and cash equivalents	$103	$176
Fiduciary funds — restricted	1,952	1,854
Short-term investments	—	20
Accounts receivable, net of allowance for doubtful accounts of $22 million in 2009 and $24 million in 2008	10,382	9,131
Fixed assets, net of accumulated depreciation of $276 million in 2009 and $236 million in 2008	336	312
Goodwill (Note 10)	3,267	3,275
Other intangible assets, net of accumulated amortization of $126 million in 2009 and $79 million in 2008 (Note 11)	637	682
Investments in associates	295	273
Deferred tax assets	61	76
Pension benefits asset	138	111
Other assets	696	492

TOTAL ASSETS	$17,867	$16,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,599	$10,314
Deferred revenue and accrued expenses	331	471
Deferred tax liabilities	11	21
Income taxes payable	91	18
Short-term debt (Note 12)	106	785
Long-term debt (Note 12)	2,390	1,865
Liability for pension benefits	241	237
Other liabilities	940	796

Total liabilities	15,709	14,507

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 168,081,645 shares in 2009 and 166,757,654 shares in 2008	—	—
Additional paid-in capital	907	886
Retained earnings	1,787	1,593
Accumulated other comprehensive loss, net of tax (Note 14)	(576)	(630)
Treasury stock, at cost, 83,580 shares in 2009 and 2008	(4)	(4)

Total Willis Group Holdings stockholders’ equity	2,114	1,845

Noncontrolling interests	44	50

Total equity	2,158	1,895

TOTAL LIABILITIES AND EQUITY	$17,867	$16,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2009	2008
	(millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$292	$216
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on disposal of operations, fixed and intangible assets and short-term investments	(3)	(1)
Gain on disposal of London headquarters	—	(8)
Depreciation expense	28	27
Amortization of intangible assets	47	6
Release of provision for doubtful accounts	—	(3)
(Benefit) provision for deferred income taxes	(17)	22
Excess tax benefits from share-based payment arrangements	—	(1)
Share-based compensation	15	19
Undistributed earnings of associates	(19)	(15)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds — restricted	(61)	(216)
Accounts receivable	(1,113)	(2,697)
Accounts payable	1,163	2,849
Additional funding of UK and US pension plans	—	(54)
Other assets	(143)	(103)
Other liabilities	1	(1)
Effect of exchange rate changes	18	2

Net cash provided by operating activities	208	42

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	9	2
Additions to fixed assets	(38)	(64)
Acquisitions of subsidiaries, net of cash acquired	(3)	(8)
Investments in associates	(41)	(31)
Proceeds from sale of operations, net of cash disposed	37	—
Proceeds on sale of short-term investments	21	3

Net cash used in investing activities	(15)	(98)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	95	210
Proceeds from issue of short-term debt	1	—
Repayments of debt	(750)	—
Senior notes issued, net of debt issuance costs	482	—
Repurchase of shares	—	(75)
Proceeds from issue of shares	12	4
Excess tax benefits from share-based payment arrangements	—	1
Dividends paid	(87)	(72)
Acquisition of noncontrolling interests	(14)	(3)
Dividends paid to noncontrolling interests	(9)	(7)

Net cash (used in) provided by financing activities	(270)	58

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(77)	2
Effect of exchange rate changes on cash and cash equivalents	4	3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	176	200

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103	$205

Cash and cash equivalents — reported as discontinued operations	—	—

Cash and cash equivalents — continuing operations	$103	$205

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	NATURE OF OPERATIONS

Willis Group Holdings Limited (“Willis Group Holdings”) and its subsidiaries (collectively, the “Company”) provide a broad range of insurance brokerage, reinsurance and risk management consulting services to its worldwide clients, both directly and indirectly through its associates. The Company provides both specialized risk management advisory and consulting services on a global basis to clients worldwide in specific industrial and commercial activities, and services to small, medium and major corporates through its retail operations.

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

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six month period ended June 30, 2009 may not necessarily be indicative of the operating results for the entire fiscal year.

These Interim Financial Statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2008 included in the Company’s Current Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

Recent Accounting Pronouncements

Business Combinations

The Company adopted FASB Financial Accounting Standard No. 141 (revised 2007) Business Combinations (“FAS 141R”) (ASC 805 Business Combinations), with effect from January 1, 2009. FAS 141R made substantial changes to how entities account for business combinations, establishing principles and requirements for how the acquirer:

•	recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree;

•	recognizes and measures goodwill acquired in the business combination; and

•	determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.

Assets and liabilities that arose from business combinations with acquisition dates prior to the effective date (financial years beginning after December 15, 2008) are not adjusted upon adoption, with certain exceptions for acquired deferred tax assets and acquired income tax positions.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The income tax provisions pertaining to changes in the valuation allowance of deferred tax assets and uncertain tax positions are applicable prospectively to business combinations occurring prior to the effective date. Reductions to the valuation allowance of acquired deferred tax assets and all changes to acquired uncertain tax positions occurring after the measurement period are now recorded in the statement of operations.

Noncontrolling Interests in Consolidated Financial Statements

The Company adopted FASB Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FAS 160”) (ASC 810 Consolidation), with effect from January 1, 2009. FAS No. 160 established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. It clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the Consolidated Financial Statements.

The impact of this change on the Company’s balance sheet is outlined below:

	January 1, 2009
	Before	Effect of	After
	application of	FAS 160	application of
	FAS 160	application	FAS 160
	(millions)

Minority Interest	$50	(50)	$—

Total Willis Group Holdings stockholders’ equity	1,845		1,845

Noncontrolling interests	—	50	50

Total equity	$1,845		$1,895

Accordingly, certain reclassifications have been made in prior year amounts to conform to current year presentation.

Subsequent events

The Company has adopted FASB Financial Accounting Standard No. 165, Subsequent Events, (“FAS 165”) (ASC 855 Subsequent Events), which is effective for interim or annual financial periods ending after June 15, 2009. FAS 165 requires the Company to disclose the date through which subsequent events have been evaluated. For the purpose of this report, this date is the filing date August 7, 2009.

Amendments to FASB Interpretation No. 46(R)

In June 2009, the FASB issued Financial Accounting Standard No. 167, Amendments to FASB Interpretation No. 46(R), (“FAS 167”) (ASC 810 Consolidation). FAS 167 amends FASB Interpretation 46(R) (“FIN 46R”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

•	the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and

•	the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAS 167 also makes a number of other amendments to Interpretation FIN 46R. FAS 167 is effective for financial years beginning after November 15, 2009 and is effective for the Company from January 1, 2010.

The Company does not believe this will have a material effect on its financial position or results of operations.

3.	SALARIES AND BENEFITS

Severance costs

The Company incurred severance costs of $18 million in the six months ended June 30, 2009 (2008: $25 million), relating to approximately 350 positions that have been, or are in the process of being, eliminated as part of the Company’s continuing focus on managing expense. Of these costs, $2 million were incurred in the three months ended June 30, 2009 (2008: $9 million). Severance costs for these employees were recognized pursuant to the terms of their existing benefit arrangements or employment agreements.

Share-based compensation

The Company incurred share-based compensation, reported within salaries and benefits, of $15 million in the six months ended June 30, 2009 (2008: $19 million), of which $10 million was incurred in the three months ended June 30, 2009 (2008: $10 million).

During the six months ended June 30, 2009, the Company recorded a $5 million credit relating to the accumulated compensation expense for certain 2008 awards which were dependent upon performance targets which the Company no longer expects to achieve (2008: $nil).

4.	DISCONTINUED OPERATIONS

On April 15, 2009, the Company entered into a contract and disposed of Bliss & Glennon, a US-based wholesale insurance operation acquired as part of the HRH acquisition. Gross proceeds were $41 million, of which $3 million is held in escrow for potential indemnification claims until second quarter 2010.

Bliss & Glennon’s net assets at April 15, 2009 were $39 million, of which $35 million related to identifiable intangible assets and goodwill. In addition, there were costs and income taxes relating to the transaction of $2 million. No gain or loss was recognized on this disposal.

Amounts of revenue and pre-tax income reported in discontinued operations include the following:

Six months ended
June 30, 2009
(millions)

Revenues	$7

Income before income taxes	1
Income taxes	—

Income from discontinued operations	$1

Gain on disposal of discontinued operations, net of tax	—

Discontinued operations, net of tax	$1

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	DISCONTINUED OPERATIONS (Continued)

Net assets and liabilities of discontinued operations consist of the following:

April 15,
2009
(millions)

Assets
Cash and cash equivalents	$3
Fiduciary funds — restricted	10
Accounts receivable	16
Fixed assets	1
Intangible assets	35
Other assets	2

Total assets	$67

Liabilities
Accounts payable	$26
Other liabilities	2

Total liabilities	$28

Net assets of discontinued operations	$39

5.	EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net income attributable to Willis Group Holdings by the average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company. At June 30, 2009, time-based and performance-based options to purchase 15.3 million and 9.3 million (2008: 19.3 million and 0.2 million) shares of Willis common stock, respectively, and 1.2 million (2008: 1.5 million) restricted shares, were outstanding.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	EARNINGS PER SHARE (Continued)

Basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(millions, except per share data)

Net income attributable to Willis Group Holdings	$87	$39	$280	$205

Basic average number of shares outstanding	168	141	167	142
Dilutive effect of potentially issuable shares	—	1	1	1

Diluted average number of shares outstanding	168	142	168	143

Basic earnings per share:
Continuing operations	$0.52	$0.28	$1.67	$1.44
Discontinued operations	—	—	0.01	—

Net income attributable to Willis Group Holdings common shareholders	$0.52	$0.28	$1.68	$1.44

Dilutive effect of potentially issuable shares	—	(0.01)	(0.01)	(0.01)

Diluted earnings per share:
Continuing operations	$0.52	$0.27	$1.66	$1.43
Discontinued operations	—	—	0.01	—

Net income attributable to Willis Group Holdings common shareholders	$0.52	$0.27	$1.67	$1.43

Options to purchase 23.9 million shares were not included in the computation of the dilutive effect of stock options for the three and six month periods ended June 30, 2009 because the effect was antidilutive (three and six months periods ended June 30, 2008: 17.5 million).

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

Assuming the acquisition had occurred on January 1, 2007, pro forma combined revenues for the Company for fiscal year 2008 would have been $3,451 million (2007: $3,378 million), of which $1,546 million, or 45 percent (2007: $1,586 million, or 47 percent), would be attributable to the Company’s North America operations.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	PENSION PLANS

The components of the net periodic benefit cost of the UK, US and International defined benefit plans are as follows:

	Three months ended June 30,
	UK pension		US pension		Intl pension
	benefits		benefits		benefits
	2009	2008	2009	2008	2009	2008
	(millions)

Components of net periodic benefit cost (income):
Service cost	$5	$10	$1	$6	$2	$1
Interest cost	24	30	10	10	2	2
Expected return on plan assets	(32)	(48)	(8)	(12)	(1)	(2)
Amortization of unrecognized prior service gain	(1)	—	—	(1)	—	—
Amortization of unrecognized actuarial loss	8	—	3	—	—	—
Curtailment gain	—	—	(12)	—	—	—

Net periodic benefit cost (income)	$4	$(8)	$(6)	$3	$3	$1

	Six months ended June 30,
	UK pension		US pension		Intl pension
	benefits		benefits		benefits
	2009	2008	2009	2008	2009	2008
	(millions)

Components of net periodic benefit cost (income):
Service cost	$10	$19	$7	$12	$3	$3
Interest cost	46	61	20	19	4	4
Expected return on plan assets	(61)	(96)	(17)	(24)	(3)	(4)
Amortization of unrecognized prior service gain	(2)	(1)	—	(1)	—	—
Amortization of unrecognized actuarial loss	16	—	5	—	1	—
Curtailment gain	—	—	(12)	—	—	—

Net periodic benefit cost (income)	$9	$(17)	$3	$6	$5	$3

As of June 30, 2009, the Company had made contributions of $26 million, $7 million and $3 million to the UK, US and International defined benefit pension plans (2008: $74 million, $8 million and $3 million), respectively. The Company expects to contribute approximately $36 million to the UK defined benefit pension plan, $18 million to the US plan and $5 million to the International plan for the fiscal year 2009.

Effective May 15, 2009, the Company closed the US defined benefit plan to future accrual. Consequently, a curtailment gain of $12 million was recognized during the three and six months ended June 30, 2009 (2008: $nil).

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  COMMITMENTS AND CONTINGENCIES (Continued)

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

On the basis of current information, the Company does not expect that the actual claims, lawsuits and other proceedings, to which the Company is subject, or potential claims, lawsuits and other proceedings relating to matters of which it is aware will ultimately have a material adverse effect on the Company’s financial condition, results of operations or liquidity. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation and disputes with insurance companies, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

The most significant actual or potential claims, lawsuits and other proceedings, of which the Company is currently aware are:

Inquiries and Investigations

In connection with the investigation commenced by the New York State Attorney General in April 2004 concerning, among other things, contingent commissions paid by insurers to insurance brokers, in April 2005, the Company entered into an Assurance of Discontinuance (“NY AOD”) with the New York State Attorney General and the Superintendent of the New York Insurance Department and paid $50 million to eligible customers. As part of the NY AOD, the Company also agreed not to accept contingent compensation and to disclose to customers any compensation the Company will receive in connection with providing policy placement services to the customer. The Company also resolved similar investigations commenced by the Minnesota Attorney General, the Florida Attorney General, the Florida Department of Financial Services and the Florida Office of Insurance Regulation for amounts that were not material to the Company. Similarly, in August 2005 HRH entered into an agreement with the Attorney General of the State of Connecticut (the “CT Attorney General”) and the Insurance Commissioner of the State of Connecticut to resolve all issues related to their investigations into certain insurance brokerage and insurance agency practices and to settle a lawsuit brought in August 2005 by the CT Attorney General alleging violations of the Connecticut Unfair Trade Practices Act and the Connecticut Unfair Insurance Practices Act. As part of this settlement, HRH agreed to take certain actions including establishing a $30 million national fund for distribution to certain clients, enhancing disclosure practices for agency and broker clients, and declining contingent compensation on brokerage business. The Company has co-operated fully with other similar investigations by the regulators and/or attorneys general of other jurisdictions, some of which have been concluded with no indication of any finding of wrongdoing.

In 2006, the European Commission issued questionnaires pursuant to its Sector Inquiry or, in respect of Norway, the European Free Trade Association Surveillance Authority, related to insurance business practices, including compensation arrangements for brokers, to at least 150 European brokers including our operations in nine European countries. The Company responded to the European Commission questionnaires and has filed responses with the European Free Trade Association Surveillance Authority for two of its Norwegian entities. The European Commission reported on a final basis on September 25, 2007, expressing concerns over potential conflicts of interest in the industry relating to remuneration and binding authorities when assuming a dual role for clients and insurers and also over the nature of the coinsurance market. The Company continues to co-operate with both the European Commission and the European Free Trade Association Surveillance Authority.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  COMMITMENTS AND CONTINGENCIES (Continued)

Since August 2004, the Company and HRH (along with various other brokers and insurers) have been named as defendants in purported class actions in various courts across the United States. All of these actions have been consolidated into a single action in the U.S. District Court for the District of New Jersey (“MDL”). There are two amended complaints within the MDL, one that addresses employee benefits (“EB Complaint”) and one that addresses all other lines of insurance (“Commercial Complaint”). HRH was a named defendant in the EB Complaint, but has since been voluntarily dismissed. HRH is a named defendant in the Commercial Complaint. The Company is a named defendant in both MDL complaints. Each of the EB Complaint and the Commercial Complaint seeks monetary damages, including punitive damages, and equitable relief and makes allegations regarding the practices and conduct that have been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers have breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and participated in other improper activities. The complaints also allege the existence of a conspiracy among insurance carriers and brokers and allege violations of federal antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (“RICO”) statute and the Employee Retirement Income Security Act of 1974 (“ERISA”). In separate decisions issued in August and September 2007, the antitrust and RICO Act claims were dismissed with prejudice and the state claims were dismissed without prejudice from the Commercial Complaint. In January 2008, the Judge dismissed the ERISA claims with prejudice from the EB Complaint and the state law claims without prejudice. Plaintiffs filed a notice of appeal regarding the dismissal of the antitrust and RICO claims and oral arguments on this appeal were heard in April 2009 but there is no indication when a ruling will be issued. Additional actions could be brought in the future by individual policyholders. The Company disputes the allegations in all of these suits and has been and intends to continue to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

Reinsurance Market Dispute

Various legal proceedings are pending, have concluded or may commence between reinsurers, reinsureds and in some cases their intermediaries, including reinsurance brokers, relating to personal accident excess of loss reinsurance for the years 1993 to 1998. The proceedings principally concern allegations by reinsurers that they have sustained substantial losses due to an alleged abnormal “spiral” in the market in which the reinsurance contracts were placed, the existence and nature of which, as well as other information, was not disclosed to them by the reinsureds or their reinsurance broker. A “spiral” is a market term for a situation in which reinsureds and reinsurers reinsure each other with the effect that the same loss or portion of that loss moves through the market multiple times.

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  COMMITMENTS AND CONTINGENCIES (Continued)

the reinsurance contracts tolling the statute of limitations pending the outcome of proceedings between the reinsureds and reinsurers.

Two former clients of Willis Limited, American Reliable Insurance Company and one of its associated companies (collectively, “ARIC”), and CNA Insurance Company Limited and two of its associated companies (“CNA”) terminated their respective tolling agreements with Willis Limited and commenced litigation in September 2007 and January 2008, respectively, in the English Commercial Court against Willis Limited. ARIC alleged conspiracy between a former Willis Limited employee and the ARIC underwriter as well as negligence and CNA alleged deceit and negligence by the same Willis Limited employee both in connection with placements of personal accident reinsurance in the excess of loss market in London and elsewhere. ARIC asserted a claim of approximately $257 million (plus unspecified interest and costs). On June 9, 2009 (the “Settlement Date”), Willis Limited entered into a settlement agreement with American Reliable Insurance Company and Assurant General Insurance Limited pursuant to which Willis Limited agreed to pay a total of $139 million to ARIC in two installments. The first installment of $60 million was paid on July 9, 2009 and the second installment of $79 million will be paid within 90 days of the Settlement Date. Each party has also released and waived all claims it may have against any of the other parties arising out of or in connection with the subject matter of the litigation. The settlement includes no admission of wrongdoing by any party. The $139 million required to fund the settlement agreement will be covered by errors and omissions insurance. In the first quarter of 2009, Willis Group Holdings recorded a reserve of $125 million and a related insurance recoverable of $125 million in connection with the claim. The additional $14 million required reserve and corresponding insurance recoverable is reflected in the Company’s financial results for the fiscal quarter ended June 30, 2009.

CNA’s asserted claim is approximately $251 million (plus various unspecified claims for exemplary damages, interest and costs). Pleadings have been exchanged and the parties have been and continue to be engaged in extensive discovery prior to the trial which the Court has fixed on a preliminary basis for ten weeks commencing October 7, 2009. The Company continues to dispute these allegations and is vigorously defending itself in these actions. However, the parties have also engaged in discussions to settle the matter. In second quarter 2009, the Company recorded a reserve of $125 million and a related insurance recoverable of $125 million in connection with the claim. The $125 million reserve relates to the Company’s current estimate of potential settlement amounts and associated CNA costs. However, given the inherent uncertainties in litigation, there can be no assurance as to the final outcome of the matter. The Company continues to keep its errors and omissions insurance carriers fully informed of developments in the claims. The Company believes that any settlement amounts required to resolve the CNA claim will be covered by errors and omissions insurance.

Various arbitrations relating to reinsurance continue to be active and from time to time the principals request co-operation from the Company and suggest that claims may be asserted against the Company. Such claims may be made against the Company if reinsurers do not pay claims on policies issued by them. The Company cannot predict at this time whether any such claims will be made or the damages that may be alleged.

Gender Discrimination Class Action

In March 2008, the Company settled an action in the United States District Court for the Southern District of New York commenced against the Company in 2001 on behalf of an alleged nationwide class of present and former female officer and officer equivalent employees alleging that the Company discriminated against them on the basis of their gender and seeking injunctive relief, money damages, attorneys’ fees and costs. Although the Court had denied plaintiffs’ motions to certify a nationwide class or to grant nationwide discovery, it did certify a class of approximately 200 female officers and officer equivalent employees based in the Company’s offices in New York, New Jersey and Massachusetts. The settlement agreement provides for injunctive relief and a monetary payment, including the amount of attorney fees plaintiffs’ counsel are entitled to receive, which was not material to the Company. In December 2006, a former female employee, whose motion to

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  COMMITMENTS AND CONTINGENCIES (Continued)

intervene in the class action was denied, filed a purported class action in the United States District Court, Southern District of New York, with almost identical allegations as those contained in the suit that was settled in 2008, except seeking a class period of 1998 to the time of trial (the class period in the settled suit was 1998 to the end of 2001). The Company’s motion to dismiss this suit was denied and the Court did not grant the Company permission to immediately file an appeal from the denial of its motion to dismiss. The parties are in the discovery phase of the litigation. The suit was amended to include one additional plaintiff and another has filed an arbitration demand that includes a class allegation. The Company cannot predict at this time what, if any, damages might result from this action.

World Trade Center

The Company acted as the insurance broker, but not as an underwriter, for the placement of both property and casualty insurance for a number of entities which were directly impacted by the September 11, 2001 destruction of the World Trade Center complex, including Silverstein Properties LLC, which acquired a 99-year leasehold interest in the twin towers and related facilities from the Port Authority of New York and New Jersey in July 2001. Although the World Trade Center complex insurance was bound at or before the July 2001 closing of the leasehold acquisition, consistent with standard industry practice, the final policy wording for the placements was still in the process of being finalized when the twin towers and other buildings in the complex were destroyed on September 11, 2001. There have been a number of lawsuits in the United States between the insured parties and the insurers for several placements and other disputes may arise in respect of insurance placed by us which could affect the Company including claims by one or more of the insureds that the Company made culpable errors or omissions in connection with our brokerage activities. However, the Company does not believe that our role as broker will lead to liabilities which in the aggregate would have a material adverse effect on our results of operations, financial condition or liquidity.

Stanford Financial Group

On July 2, 2009, a putative class action complaint, captioned Troice v. Willis of Colorado, Inc., et al., Case No. 09-CV-01274, was filed in the United States District Court for the Northern District of Texas against Willis Group Holdings Limited, Willis of Colorado, Inc. and a Willis associate, relating to the collapse of The Stanford Financial Group (“Stanford”), for which the Company acted as brokers of record on certain lines of insurance. The complaint generally alleges that the Company actively and materially aided the fraud alleged by the Securities and Exchange Commission (the “SEC”) by providing Stanford with certain letters regarding coverage that it knew would be used to help retain or attract actual or prospective Stanford client investors. The suit alleges that these letters, which contain statements about Stanford and the insurance policies Willis placed for Stanford, contain untruths and omit material facts and were drafted in this manner to help Stanford promote and sell its alleged fraudulent certificates of deposit. The putative class consists of investors in Mexico and the complaint asserts various claims under Texas statutory and common law and seeks actual damages in excess of $1 billion, punitive damages and costs.

In addition, on or about July 10, 2009, certain of our subsidiaries and a Willis associate received a letter from a Texas law firm, which, based on substantially the same allegations as the Troice complaint, and on behalf of 53 predominantly Mexican Stanford investors, threatens claims under the Texas Insurance Code (permitting damages of up to three times actual loss) and various unspecified Mexican, Venezuelan and “other Latin American” laws. According to the letter, these clients intend to take “appropriate action” against the recipients 61 days after receipt, unless payment is made beforehand in the amount of approximately $63.4 million (plus an additional $21 million in attorneys’ fees).

On July 17, 2009, a putative class action complaint, captioned Ranni v. Willis of Colorado, Inc., et al., Case No. 09-CV-22085, was filed against Willis Group Holdings and Willis of Colorado, Inc. in the United States District Court for the Southern District of Florida, relating to the same alleged course of conduct as the Troice

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  COMMITMENTS AND CONTINGENCIES (Continued)

complaint described above. Based on substantially the same allegations as the Troice complaint, but on behalf of a putative class of Venezuelan and other South American Stanford investors, the Ranni complaint asserts a claim under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, as well as various claims under Florida statutory and common law, and seeks damages in an amount to be determined at trial and costs.

On August 6, 2009, another putative class-action complaint, captioned Canabal v. Willis of Colorado, Inc., et al., Case No. 09-CV-01474, was filed against Willis Group Holdings, Willis of Colorado, Inc., and a Willis associate in the Northern District of Texas, relating to the same alleged conduct as the Troice complaint described above. Based on similar allegations as in Troice, but on behalf of a putative class of Venezuelan investors, the complaint asserts various claims under Texas statutory and common law and seeks actual damages in excess of $1 billion, punitive damages, attorneys’ fees, and costs.

Additional actions could be brought in the future by other investors in certificates of deposit issued by Stanford and its affiliates. The Company disputes these allegations and intends to defend itself vigorously against these actions. The outcomes of these actions, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

9.	FAIR VALUE MEASUREMENT

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2009
	Quoted
	prices in
	active	Significant	Significant
	markets for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	Level 1	Level 2	Level 3	Total
	(millions)

Assets at fair value:
Fiduciary funds — restricted	$1,952	$—	$—	$1,952
Derivative financial instruments	—	42	—	42

Total assets	$1,952	$42	$—	$1,994

Liabilities at fair value:
Derivative financial instruments	$—	$29	$—	$29

Total liabilities	$—	$29	$—	$29

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  FAIR VALUE MEASUREMENT (Continued)

	December 31, 2008
	Quoted
	prices in
	active	Significant	Significant
	markets for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	Level 1	Level 2	Level 3	Total
	(millions)

Assets at fair value:
Fiduciary funds — restricted	$1,854	$—	$—	$1,854
Short-term investments	20	—	—	20
Derivative financial instruments	—	42	—	42

Total assets	$1,874	$42	$—	$1,916

Liabilities at fair value:
Derivative financial instruments	$—	$88	$—	$88

Total liabilities	$—	$88	$—	$88

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

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(millions)

Assets:
Cash and cash equivalents	$103	$103	$176	$176
Fiduciary funds — restricted	1,952	1,952	1,854	1,854
Short-term investments	—	—	20	20
Derivative financial instruments	42	42	42	42
Liabilities:
Short-term debt	$106	$106	$785	$785
Long-term debt	2,390	2,478	1,865	1,546
Derivative financial instruments	29	29	88	88

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

Cash and Cash Equivalents — The estimated fair value of these financial instruments approximates their carrying values due to their short maturities.

Fiduciary Funds — Restricted and Short-Term Investments — Comprised mainly of cash and time deposits. Fair values are based on quoted market values.

Short-Term Debt and Long-Term Debt — Fair values are based on quoted market values.

Derivative Financial Instruments — The fair value of the Company’s derivative financial instruments is computed based on a market approach using information generated by market transactions involving comparable instruments. Derivative financial instruments are included within “other assets” and “other liabilities” on the balance sheet.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2009 and the year ended December 31, 2008 are as follows:

		North
	Global	America	International	Total
	(millions)

Balance at January 1, 2008	$992	$259	$397	$1,648
Goodwill acquired during 2008	52	1,551	22	1,625
Foreign exchange	2	—	—	2

Balance at December 31, 2008	$1,046	$1,810	$419	$3,275
Goodwill acquired during 2009	—	1	3	4
Purchase price allocation adjustments	36	(17)	—	19
Goodwill disposed of during 2009	—	(25)	—	(25)
Foreign exchange	(6)	—	—	(6)

Balance at June 30, 2009	$1,076	$1,769	$422	$3,267

11.	OTHER INTANGIBLE ASSETS

Other intangible assets are classified into two categories:

•	“Customer and Marketing related” includes client lists, client relationships and non-compete agreements; and

•	“Contract based, Technology and Other” includes all other purchased intangible assets.

The major classes of amortizable intangible assets are as follows:

	June 30,	December 31,
	2009	2008
	(millions)

Customer and Marketing related	$759	$757
Less: accumulated amortization	(124)	(78)

Net amortizable Customer and Marketing related	635	679

Contract based, Technology and Other	4	4
Less: accumulated amortization	(2)	(1)

Net amortizable Contract based, Technology and Other	2	3

Total amortizable intangible assets	763	761
Less: accumulated amortization	(126)	(79)

Net total amortizable intangible assets	$637	$682

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  OTHER INTANGIBLE ASSETS (Continued)

The aggregate amortization of intangible assets for the six months ended June 30, 2009 was $47 million (2008: $6 million), of which $23 million was recognized in the three months ending June 30, 2009 (2008: $3 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

(millions)

2009	$94
2010	86
2011	71
2012	62
2013	57

Total	$370

12.	DEBT

Short-term debt consists of the following:

	June 30,	December 31,
	2009	2008
	(millions)

Current portion of 5-year term loan facility	$105	$35
Interim credit facility	—	750
Other bank loans	1	—

	$106	$785

Long-term debt consists of the following:

	June 30,	December 31,
	2009	2008
	(millions)

5.125% Senior notes due 2010	$250	$250
5.625% Senior notes due 2015	350	350
6.200% Senior notes due 2017	600	600
12.875% Senior notes due 2016	500	—
Revolving credit facility	95	—
5-year term loan facility	595	665

	$2,390	$1,865

The revolving credit facility bears interest at LIBOR plus 2.250% and expires on October 1, 2013. The 5-year term loan facility also bears interest at LIBOR plus 2.250% and is repayable $35 million per quarter commencing December 31, 2009, with a final payment of $140 million due in the fourth quarter of 2013.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Six months ended
	June 30,
	2009	2008
	(millions)

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$66	$19
Cash payments for interest	76	39

Supplemental disclosures of non-cash investing and financing activities:
Liabilities accrued for additions to fixed assets	$—	$8
Issue of stock on acquisitions of subsidiaries	1	6
Issue of stock on acquisitions of noncontrolling interests	10	3

Acquisitions:
Fair value of assets acquired	$6	$10
Less: Liabilities assumed	(35)	—

Net (liabilities) assets acquired, net of cash acquired	$(29)	$10

14.	COMPREHENSIVE INCOME

a) The components of comprehensive income are as follows:

	Three months ended
	June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(millions)

Net income	$91	$41	$292	$216
Other comprehensive income, net of tax:
Foreign currency translation adjustment (net of tax of $nil, $nil, $nil and $nil)	4	(5)	5	16
Pension adjustment (net of tax of $(1) million, $(1) million, $2 million and $(1) million)	—	—	6	(1)
Net gain (loss) on derivative instruments (net of tax of $10 million, $(4) million, $17 million and $(4) million)	26	(10)	43	(10)

Other comprehensive income (net of tax of $9 million, $(5) million, $19 million and $(5) million)	30	(15)	54	5

Comprehensive income	121	26	346	221
Noncontrolling interest	(4)	(2)	(12)	(11)

Comprehensive income attributable to Willis Group Holdings	$117	$24	$334	$210

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  COMPREHENSIVE INCOME (Continued)

b) The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30,	December 31,
	2009	2008
	(millions)

Net foreign currency translation adjustment	$(68)	$(73)
Net unrealized holding loss on investments	(1)	(1)
Pension adjustment	(515)	(521)
Net unrealized gain (loss) on derivative instruments	8	(35)

Accumulated other comprehensive loss attributable to Willis Group Holdings, net of tax	(576)	(630)
Noncontrolling interest	—	—

Accumulated other comprehensive loss, net of tax	$(576)	$(630)

15.	STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

The components of stockholders’ equity and noncontrolling interests are as follows:

	June 30, 2009			June 30, 2008
	Willis			Willis
	Group			Group
	Holdings	Noncontrolling	Total	Holdings	Noncontrolling	Total
	Stockholders	interests	equity	Stockholders	interests	equity
	(millions)

Balance at beginning of period	$1,845	$50	$1,895	$1,347	$48	$1,395
Comprehensive income:
Net income	280	12	292	205	11	216
Other comprehensive income, net of tax	54	—	54	5	—	5

Comprehensive income	334	12	346	210	11	221
Dividends	(87)	(9)	(96)	(74)	(7)	(81)
Additional paid-in capital	22	—	22	34	—	34
Purchase of subsidiary shares from noncontrolling interests	—	(9)	(9)	—	(2)	(2)
Repurchase of shares	—	—	—	(75)	—	(75)
Foreign currency translation	—	—	—	—	3	3

Balance at end of period	$2,114	$44	$2,158	$1,442	$53	$1,495

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS (Continued)

The effects of changes in Willis Group Holdings ownership interest in its subsidiaries on equity are as follows:

	June 30,	June 30,
	2009	2008
	(millions)

Net income attributable to Willis Group Holdings	$280	$205

Transfers from noncontrolling interest:
Decrease in Willis Group Holdings paid-in capital for purchase of 450,409 (2008: 94,430) Subsidiary shares	(15)	(4)

Net transfers to noncontrolling interest	(15)	(4)

Change from net income attributable to Willis Group Holdings and transfers from noncontrolling interests	$265	$201

16.	SEGMENT INFORMATION

During the periods presented, the Company operated through three segments: Global, North America and International. Global provides specialist brokerage and consulting services to clients worldwide for specific industrial and commercial activities and is organized by specialism. North America and International predominantly comprise our retail operations which provide services to small, medium and major corporates, accessing Global’s specialist expertise when required.

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

The accounting policies of the operating segments are consistent with those described in Note 2 — Basis of Presentation and Significant Accounting Policies to the Company’s current Report on Form 10-K for the year ended December 31, 2008. There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.

In 2008, the Company changed its basis of segmental allocation for central costs. Foreign exchange movements on the UK pension plan asset or liability are held at the Corporate level. As a result of this change, $nil for the three months ended June 30, 2008 and $1 million net operating profit for the six months ended June 30, 2008, previously allocated to the operating segments, has been reported within Corporate.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.  SEGMENT INFORMATION (Continued)

Selected information regarding the Company’s operating segments is as follows:

	Three months ended June 30, 2009
							Interest in
					Depreciation		earnings of
	Commissions	Investment	Other	Total	and	Operating	associates,
	and fees	income	income	revenues	amortization	income	net of tax
	(millions)

Global	$207	$2	$—	$209	$3	$74	$—

North America	332	4	—	336	6	75	—
International	233	6	—	239	5	55	—

Total Retail	565	10	—	575	11	130	—

Total Operating Segments	772	12	—	784	14	204	—
Corporate and Other(1)	—	—	—	—	23	(39)	—

Total Consolidated	$772	$12	$—	$784	$37	$165	$—

	Three months ended June 30, 2008
							Interest in
					Depreciation		earnings of
	Commissions	Investment	Other	Total	and	Operating	associates,
	and fees	income	income	revenues	amortization	income	net of tax
	(millions)

Global	$191	$8	$—	$199	$4	$60	$—

North America	193	4	—	197	4	31	—
International	257	8	—	265	6	57	(3)

Total Retail	450	12	—	462	10	88	(3)

Total Operating Segments	641	20	—	661	14	148	(3)
Corporate and Other(1)	—	—	—	—	3	(71)	—

Total Consolidated	$641	$20	$—	$661	$17	$77	$(3)

	Six months ended June 30, 2009
							Interest in
					Depreciation		earnings of
	Commissions	Investment	Other	Total	and	Operating	associates,
	and fees	income	income	revenues	amortization	income	net of tax
	(millions)

Global	$482	$5	$—	$487	$6	$201	$—

North America	703	8	2	713	11	169	—
International	502	12	—	514	11	151	26

Total Retail	1,205	20	2	1,227	22	320	26

Total Operating Segments	1,687	25	2	1,714	28	521	26
Corporate and Other(1)	—	—	—	—	47	(82)	—

Total Consolidated	$1,687	$25	$2	$1,714	$75	$439	$26

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.  SEGMENT INFORMATION (Continued)

	Six months ended June 30, 2008
							Interest in
					Depreciation		earnings of
	Commissions	Investment	Other	Total	and	Operating	associates,
	and fees	income	income	revenues	amortization	income	net of tax
	(millions)

Global	$468	$16	$—	$484	$7	$192	$—

North America	384	8	1	393	7	58	—
International	561	18	—	579	13	161	23

Total Retail	945	26	1	972	20	219	23

Total Operating Segments	1,413	42	1	1,456	27	411	23
Corporate and Other(1)	—	—	—	—	6	(109)	—

Total Consolidated	$1,413	$42	$1	$1,456	$33	$302	$23

(1)	Corporate and Other includes the costs of the holding company; foreign exchange hedging activities and foreign exchange on the UK pension plan asset; amortization of intangible assets; net gains and losses on disposal of operations; certain legal costs; integration costs associated with the acquisition of HRH and 2008 expense review costs.

The Company does not routinely evaluate the total asset position by segment, and the following allocations have been made based on reasonable estimates and assumptions:

	June 30,	December 31,
	2009	2008
	(millions)

Total assets:
Global	$11,322	$9,319

North America	4,478	5,088
International	2,136	2,071

Total Retail	6,614	7,159

Total Operating Segments	17,936	16,478
Corporate and Other	(69)	(76)

Total Consolidated	$17,867	$16,402

The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income from continuing operations, before income taxes and interest in earnings of associates:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(millions)		(millions)

Total consolidated operating income	$165	$77	$439	$302
Interest expense	(43)	(21)	(81)	(37)

Income before income taxes, interest in earnings of associates and noncontrolling interests	$122	$56	$358	$265

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	SHARE BUYBACKS

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced the previous $1 billion buyback program and its remaining $308 million authorization. The program is an open-ended plan to repurchase the Company’s shares from time to time in the open market or through negotiated sales with persons who are not affiliates of the Company. During the six months ended June 30, 2009, there were no shares repurchased. At June 30, 2009, $925 million remains under the program for future repurchases.

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

On July 1, 2005, Willis North America Inc. (“Willis North America”) issued debt securities totaling $600 million under its April 2003 registration statement. On March 28, 2007, Willis North America issued further debt securities totaling $600 million under its June 2006 registration statement. The debt securities at June 30, 2009 were jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Investment UK Holdings Limited, Willis Group Limited, Trinity Acquisition plc, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

Presented below is unaudited condensed consolidating financial information for: i) Willis Group Holdings, which is a guarantor, on a parent company only basis; ii) the Other Guarantors which are all 100% owned subsidiaries of the parent; iii) the Issuer, Willis North America; iv) Other, which are the non-guarantor subsidiaries, on a combined basis; v) Eliminations; and vi) Consolidated Company and subsidiaries. The equity method has been used for all investments in subsidiaries.

The entities included in the Other Guarantors column are Willis Investment UK Holdings Limited, Trinity Acquisition plc, TA I Limited, TA II Limited, TA III Limited, TA IV Limited and Willis Group Limited.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations (unaudited)

	Three months ended June 30, 2009
	Willis Group	The other
	Holdings	guarantors	The issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$772	$—	$772
Investment income	—	—	2	(93)	103	12
Other income	—	—	—	—	—	—

Total revenues	—	—	2	679	103	784

EXPENSES
Salaries and benefits	—	—	—	(445)	2	(443)
Other operating expenses	1	79	32	(241)	(10)	(139)
Depreciation expense	—	—	(2)	(12)	—	(14)
Amortization of intangible assets	—	—	—	(26)	3	(23)
Gain on disposal of London headquarters	—	—	—	—	—	—

Total expenses	1	79	30	(724)	(5)	(619)

OPERATING INCOME (LOSS)	1	79	32	(45)	98	165
Investment income from Group undertakings	23	100	22	175	(320)	—
Interest expense	—	(113)	(46)	(59)	175	(43)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	24	66	8	71	(47)	122
Income taxes	—	(18)	(4)	(18)	9	(31)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	24	48	4	53	(38)	91
Interest in earnings of associates, net of tax	—	—	—	—	—	—

INCOME FROM CONTINUING OPERATIONS	24	48	4	53	(38)	91
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME	24	48	4	53	(38)	91
Less: Net income attributable to noncontrolling interests	—	—	—	(1)	(3)	(4)
EQUITY ACCOUNT FOR SUBSIDIARIES	63	(46)	137	—	(154)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$87	$2	$141	$52	$(195)	$87

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations (unaudited)

	Three months ended June 30, 2008
	Willis Group	The other
	Holdings	guarantors	The issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$641	$—	$641
Investment income	—	—	5	91	(76)	20
Other income	—	—	—	—	—	—

Total revenues	—	—	5	732	(76)	661

EXPENSES
Salaries and benefits	—	—	—	(430)	2	(428)
Other operating expenses	(3)	—	(6)	(141)	9	(141)
Depreciation expense	—	—	(2)	(12)	—	(14)
Amortization of intangible assets	—	—	—	(1)	(2)	(3)
Gain on disposal of London headquarters	—	—	—	2	—	2

Total expenses	(3)	—	(8)	(582)	9	(584)

OPERATING (LOSS) INCOME	(3)	—	(3)	150	(67)	77
Investment income from Group undertakings	9	69	6	10	(94)	—
Interest expense	(1)	(63)	(20)	(99)	162	(21)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	5	6	(17)	61	1	56
Income taxes	—	(1)	7	(5)	(13)	(12)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	5	5	(10)	56	(12)	44
Interest in earnings of associates, net of tax	—	—	—	(3)	—	(3)

INCOME (LOSS) FROM CONTINUING OPERATIONS	5	5	(10)	53	(12)	41
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME (LOSS)	5	5	(10)	53	(12)	41
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	34	30	21	—	(85)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$39	$35	$11	$53	$(99)	$39

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations (unaudited)

	Six months ended June 30, 2009
	Willis Group	The other
	Holdings	guarantors	The issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$1,687	$—	$1,687
Investment income	—	—	4	21	—	25
Other income	—	—	—	2	—	2

Total revenues	—	—	4	1,710	—	1,714

EXPENSES
Salaries and benefits	—	—	—	(928)	5	(923)
Other operating expenses	—	69	43	(386)	(3)	(277)
Depreciation expense	—	—	(4)	(24)	—	(28)
Amortization of intangible assets	—	—	—	(47)	—	(47)
Gain on disposal of London headquarters	—	—	—	—	—	—

Total expenses	—	69	39	(1,385)	2	(1,275)

OPERATING INCOME	—	69	43	325	2	439
Investment income from Group undertakings	45	193	138	181	(557)	—
Interest expense	—	(199)	(84)	(211)	413	(81)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	45	63	97	295	(142)	358
Income taxes	—	(18)	(3)	(79)	7	(93)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	45	45	94	216	(135)	265
Interest in earnings of associates, net of tax	—	—	—	26	—	26

INCOME FROM CONTINUING OPERATIONS	45	45	94	242	(135)	291
Discontinued operations, net of tax	—	—	—	1	—	1

NET INCOME	45	45	94	243	(135)	292
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(9)	(12)
EQUITY ACCOUNT FOR SUBSIDIARIES	235	129	34	—	(398)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$280	$174	$128	$240	$(542)	$280

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations (unaudited)

	Six months ended June 30, 2008
	Willis Group	The other
	Holdings	guarantors	The issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$1,413	$—	$1,413
Investment income	—	—	10	167	(135)	42
Other income	—	—	—	1	—	1

Total revenues	—	—	10	1,581	(135)	1,456

EXPENSES
Salaries and benefits	—	—	—	(844)	5	(839)
Other operating expenses	(3)	3	(11)	(293)	14	(290)
Depreciation expense	—	—	(4)	(23)	—	(27)
Amortization of intangible assets	—	—	—	(1)	(5)	(6)
Gain on disposal of London headquarters	—	—	—	8	—	8

Total expenses	(3)	3	(15)	(1,153)	14	(1,154)

OPERATING (LOSS) INCOME	(3)	3	(5)	428	(121)	302
Investment income from Group undertakings	92	156	56	19	(323)	—
Interest expense	(1)	(113)	(39)	(185)	301	(37)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	88	46	12	262	(143)	265
Income taxes	—	(5)	14	(53)	(28)	(72)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	88	41	26	209	(171)	193
Interest in earnings of associates, net of tax	—	—	—	23	—	23

INCOME FROM CONTINUING OPERATIONS	88	41	26	232	(171)	216
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME	88	41	26	232	(171)	216
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(8)	(11)
EQUITY ACCOUNT FOR SUBSIDIARIES	117	67	(32)	—	(152)	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$205	$108	$(6)	$229	$(331)	$205

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (unaudited)

	As at June 30, 2009
	Willis Group	The other
	Holdings	guarantors	The issuer	Other	Eliminations	Consolidated
	(millions)

ASSETS
Cash and cash equivalents	$3	$—	$11	$89	$—	$103
Fiduciary funds — restricted	—	—	68	1,884	—	1,952
Accounts receivable	1,312	3,806	4,608	9,186	(8,530)	10,382
Fixed assets	—	—	31	305	—	336
Goodwill	—	—	—	1,810	1,457	3,267
Other intangible assets	—	—	—	637	—	637
Investments in associates	—	—	—	368	(73)	295
Deferred tax assets	—	—	—	115	(54)	61
Pension benefits asset	—	—	—	138	—	138
Other assets	—	385	32	770	(491)	696
Equity accounted subsidiaries	927	3,117	1,584	2,604	(8,232)	—

TOTAL ASSETS	$2,242	$7,308	$6,334	$17,906	$(15,923)	$17,867

LIABILITIES AND EQUITY
Accounts payable	$82	$6,097	$3,591	$10,523	$(8,694)	$11,599
Deferred revenue and accrued expenses	1	—	—	316	14	331
Deferred tax liabilities	—	—	11	—	—	11
Income taxes payable	—	347	—	46	(302)	91
Short-term debt	—	—	105	1	—	106
Long-term debt	—	500	1,890	—	—	2,390
Liability for pension benefits	—	—	—	241	—	241
Other liabilities	45	—	38	828	29	940

Total liabilities	128	6,944	5,635	11,955	(8,953)	15,709

Total Willis Group Holdings stockholders’ equity	2,114	364	699	5,948	(7,011)	2,114

Noncontrolling interests	—	—	—	3	41	44

Total equity	2,114	364	699	5,951	(6,970)	2,158

TOTAL LIABILITIES AND EQUITY	$2,242	$7,308	$6,334	$17,906	$(15,923)	$17,867

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2008
	Willis Group	The other
	Holdings	guarantors	The issuer	Other	Eliminations	Consolidated
	(millions)

ASSETS
Cash and cash equivalents	$—	$—	$—	$176	$—	$176
Fiduciary funds — restricted	—	—	100	1,754	—	1,854
Short-term investments	—	—	—	20	—	20
Accounts receivable	1,303	3,202	4,515	12,257	(12,146)	9,131
Fixed assets	—	—	26	286	—	312
Goodwill	—	—	—	1,756	1,519	3,275
Other intangible assets	—	—	—	682	—	682
Investments in associates	—	—	—	338	(65)	273
Deferred tax assets	—	—	—	73	3	76
Pension benefits asset	—	—	—	111	—	111
Other assets	3	328	35	452	(326)	492
Equity accounted subsidiaries	628	2,744	1,847	2,427	(7,646)	—

TOTAL ASSETS	$1,934	$6,274	$6,523	$20,332	$(18,661)	$16,402

LIABILITIES AND EQUITY
Accounts payable	$42	$6,034	$2,916	$13,506	$(12,184)	$10,314
Deferred revenue and accrued expenses	2	—	4	461	4	471
Deferred tax liabilities	—	—	13	—	8	21
Income taxes payable	—	291	—	—	(273)	18
Short-term debt	—	—	785	—	—	785
Long-term debt	—	—	1,865	—	—	1,865
Liability for pension benefits	—	—	—	237	—	237
Other liabilities	45	1	—	728	22	796

Total liabilities	89	6,326	5,583	14,932	(12,423)	14,507

Total Willis Group Holdings stockholders’ equity	1,845	(52)	940	5,396	(6,284)	1,845

Noncontrolling interests	—	—	—	4	46	50

Total equity	1,845	(52)	940	5,400	(6,238)	1,895

TOTAL LIABILITIES AND EQUITY	$1,934	$6,274	$6,523	$20,332	$(18,661)	$16,402

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

	Six months ended June 30, 2009
	Willis Group	The other
	Holdings	guarantors	The issuer	Other	Eliminations	Consolidated
	(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$48	$42	$143	$3	$(28)	$208

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	9	—	9
Additions to fixed assets	—	—	(9)	(29)	—	(38)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(3)	—	(3)
Investments in associates	—	—	—	(41)	—	(41)
Proceeds from sale of operations, net of cash disposed	—	—	—	37	—	37
Proceeds on disposal of short-term investments	—	—	—	21	—	21

Net cash used in investing activities	—	—	(9)	(6)	—	(15)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	95	—	—	95
Proceeds from issue of short-term debt, net of debt issuance costs	—	—	—	1	—	1
Repayments of debt	—	—	(750)	—	—	(750)
Senior notes issued, net of debt issuance costs	—	482	—	—	—	482
Proceeds from issue of shares	12	—	—	—	—	12
Amounts owed by and to Group undertakings	42	(524)	532	(50)	—	—
Dividends paid	(87)	—	—	(28)	28	(87)
Acquisition of noncontrolling interests	(12)	—	—	(2)	—	(14)
Dividends paid to noncontrolling interests	—	—	—	(9)	—	(9)

Net cash used in financing activities	(45)	(42)	(123)	(88)	28	(270)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	—	11	(91)	—	(77)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4	—	4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	176	—	176

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$—	$11	$89	$—	$103

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

	Six months ended June 30, 2008
	Willis Group	The other
	Holdings	guarantors	The issuer	Other	Eliminations	Consolidated
	(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$90	$44	$(13)	$32	$(111)	$42

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	2	—	2
Additions to fixed assets	—	—	(3)	(61)	—	(64)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(8)	—	(8)
Investments in associates	—	—	—	(31)	—	(31)
Proceeds on disposal of short-term investments	—	—	—	3	—	3

Net cash used in investing activities	—	—	(3)	(95)	—	(98)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	210	—	—	210
Repurchase of shares	(75)	—	—	—	—	(75)
Proceeds from issue of shares	4	—	—	—	—	4
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Amounts owed by and to Group undertakings	52	60	(242)	130	—	—
Dividends paid	(72)	(104)	—	(7)	111	(72)
Acquisition of noncontrolling interests	—	—	—	(3)	—	(3)
Dividends paid to noncontrolling interests	—	—	—	(7)	—	(7)

Net cash (used in) provided by financing activities	(91)	(44)	(32)	114	111	58

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	—	(48)	51	—	2
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3	—	3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	73	126	—	200

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$25	$180	$—	$205

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

In March 2009, Trinity Acquisition plc issued debt securities totaling $500 million in a private transaction. The debt securities are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited and TA III Limited, TA IV Limited, Willis Group Limited and Willis North America. This debt has not been registered with The Securities Exchange Commission. If and when registered, the necessary financial statements will be provided.

The Company filed a shelf registration on Form S-3 on June 19, 2009 under which Willis Group Holdings may offer debt securities, preferred stock, common stock and other securities. In addition, Trinity Acquisition plc may offer debt securities (the “Subsidiary Debt Securities”). The Subsidiary Debt Securities, if issued, will be guaranteed by certain of the Company’s subsidiaries.

Presented below is unaudited condensed consolidating financial information for: i) Willis Group Holdings, which will be a guarantor, on a parent company only basis; ii) the Other Guarantors, which are all wholly owned subsidiaries of the parent; iii) the Issuer, Trinity Acquisition plc; iv) Other, which are the non-guarantor subsidiaries, on a combined basis; v) Eliminations; and vi) Consolidated Company and subsidiaries. The equity method has been used for all investments in subsidiaries.

The entities included in the Other Guarantors column at June 30, 2009 are Willis Investment UK Holdings Limited, TA I Limited, TA II Limited and TA III Limited.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations (unaudited)

	Three months ended June 30, 2009
	Willis Group	The other
	Holdings	guarantors	The issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$772	$—	$772
Investment income	—	—	—	(91)	103	12
Other income	—	—	—	—	—	—

Total revenues	—	—	—	681	103	784

EXPENSES
Salaries and benefits	—	—	—	(445)	2	(443)
Other operating expenses	1	2	(22)	(110)	(10)	(139)
Depreciation expense	—	—	—	(14)	—	(14)
Amortization of intangible assets	—	—	—	(26)	3	(23)
Gain on disposal of London headquarters	—	—	—	—	—	—

Total expenses	1	2	(22)	(595)	(5)	(619)

OPERATING INCOME (LOSS)	1	2	(22)	86	98	165
Investment income from Group undertakings	23	8	62	227	(320)	—
Interest expense	—	(41)	(32)	(145)	175	(43)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	24	(31)	8	168	(47)	122
Income taxes	—	11	(5)	(46)	9	(31)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	24	(20)	3	122	(38)	91
Interest in earnings of associates, net of tax	—	—	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	24	(20)	3	122	(38)	91
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME (LOSS)	24	(20)	3	122	(38)	91
Less: Net income attributable to noncontrolling interests	—	—	—	(1)	(3)	(4)
EQUITY ACCOUNT FOR SUBSIDIARIES	63	(6)	13	—	(70)	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$87	$(26)	$16	$121	$(111)	$87

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations (unaudited)

	Three months ended June 30, 2008
	Willis Group	The other
	Holdings	guarantors	The issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$641	$—	$641
Investment income	—	—	—	96	(76)	20
Other income	—	—	—	—	—	—

Total revenues	—	—	—	737	(76)	661

EXPENSES
Salaries and benefits	—	—	—	(430)	2	(428)
Other operating expenses	(3)	—	1	(148)	9	(141)
Depreciation expense	—	—	—	(14)	—	(14)
Amortization of intangible assets	—	—	—	(1)	(2)	(3)
Gain on disposal of London headquarters	—	—	—	2	—	2

Total expenses	(3)	—	1	(591)	9	(584)

OPERATING (LOSS) INCOME	(3)	—	1	146	(67)	77
Investment income from Group undertakings	9	—	46	39	(94)	—
Interest expense	(1)	(8)	(15)	(159)	162	(21)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	5	(8)	32	26	1	56
Income taxes	—	2	(10)	9	(13)	(12)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	5	(6)	22	35	(12)	44
Interest in earnings of associates, net of tax	—	—	—	(3)	—	(3)

INCOME (LOSS) FROM CONTINUING OPERATIONS	5	(6)	22	32	(12)	41
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME (LOSS)	5	(6)	22	32	(12)	41
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	34	41	16	—	(91)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$39	$35	$38	$32	$(105)	$39

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations (unaudited)

	Six months ended June 30, 2009
	Willis Group	The other
	Holdings	guarantors	The issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$1,687	$—	$1,687
Investment income	—	—	—	25	—	25
Other income	—	—	—	2	—	2

Total revenues	—	—	—	1,714	—	1,714

EXPENSES
Salaries and benefits	—	—	—	(928)	5	(923)
Other operating expenses	—	2	(20)	(256)	(3)	(277)
Depreciation expense	—	—	—	(28)	—	(28)
Amortization of intangible assets	—	—	—	(47)	—	(47)
Gain on disposal of London headquarters	—	—	—	—	—	—

Total expenses	—	2	(20)	(1,259)	2	(1,275)

OPERATING INCOME (LOSS)	—	2	(20)	455	2	439
Investment income from Group undertakings	45	16	100	396	(557)	—
Interest expense	—	(81)	(39)	(374)	413	(81)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	45	(63)	41	477	(142)	358
Income taxes	—	20	(14)	(106)	7	(93)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	45	(43)	27	371	(135)	265
Interest in earnings of associates, net of tax	—	—	—	26	—	26

INCOME (LOSS) FROM CONTINUING OPERATIONS	45	(43)	27	397	(135)	291
Discontinued operations, net of tax	—	—	—	1	—	1

NET INCOME (LOSS)	45	(43)	27	398	(135)	292
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(9)	(12)
EQUITY ACCOUNT FOR SUBSIDIARIES	235	189	161	—	(585)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$280	$146	$188	$395	$(729)	$280

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations (unaudited)

	Six months ended June 30, 2008
	Willis Group	The other
	Holdings	guarantors	The issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$1,413	$—	$1,413
Investment income	—	—	—	177	(135)	42
Other income	—	—	—	1	—	1

Total revenues	—	—	—	1,591	(135)	1,456

EXPENSES
Salaries and benefits	—	—	—	(844)	5	(839)
Other operating expenses	(3)	—	—	(301)	14	(290)
Depreciation expense	—	—	—	(27)	—	(27)
Amortization of intangible assets	—	—	—	(1)	(5)	(6)
Gain on disposal of London headquarters	—	—	—	8	—	8

Total expenses	(3)	—	—	(1,165)	14	(1,154)

OPERATING (LOSS) INCOME	(3)	—	—	426	(121)	302
Investment income from Group undertakings	92	27	79	125	(323)	—
Interest expense	(1)	(16)	(18)	(303)	301	(37)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	88	11	61	248	(143)	265
Income taxes	—	5	(48)	(1)	(28)	(72)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	88	16	13	247	(171)	193
Interest in earnings of associates, net of tax	—	—	—	23	—	23

INCOME FROM CONTINUING OPERATIONS	88	16	13	270	(171)	216
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME	88	16	13	270	(171)	216
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(8)	(11)
EQUITY ACCOUNT FOR SUBSIDIARIES	117	92	103	—	(312)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$205	$108	$116	$267	$(491)	$205

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (unaudited)

	As at June 30, 2009
	Willis Group	The other
	Holdings	guarantors	The issuer	Other	Eliminations	Consolidated
	(millions)

ASSETS
Cash and cash equivalents	$3	$—	$—	$100	$—	$103
Fiduciary funds — restricted	—	—	—	1,952	—	1,952
Accounts receivable	1,312	531	2,408	14,661	(8,530)	10,382
Fixed assets	—	—	—	336	—	336
Goodwill	—	—	—	1,810	1,457	3,267
Other intangible assets	—	—	—	637	—	637
Investments in associates	—	—	—	368	(73)	295
Deferred tax assets	—	—	—	115	(54)	61
Pension benefits asset	—	—	—	138	—	138
Other assets	—	34	18	1,135	(491)	696
Equity accounted subsidiaries	927	2,497	3,871	14,154	(21,449)	—

TOTAL ASSETS	$2,242	$3,062	$6,297	$35,406	$(29,140)	$17,867

LIABILITIES AND EQUITY
Accounts payable	$82	$2,698	$875	$16,638	$(8,694)	$11,599
Deferred revenue and accrued expenses	1	—	—	316	14	331
Deferred tax liabilities	—	—	—	11	—	11
Income taxes payable	—	—	309	84	(302)	91
Short-term debt	—	—	—	106	—	106
Long-term debt	—	—	500	1,890	—	2,390
Liability for pension benefits	—	—	—	241	—	241
Other liabilities	45	—	—	866	29	940

Total liabilities	128	2,698	1,684	20,152	(8,953)	15,709

Total Willis Group Holdings stockholders’ equity	2,114	364	4,613	15,251	(20,228)	2,114

Noncontrolling interests	—	—	—	3	41	44

Total equity	2,114	364	4,613	15,254	(20,187)	2,158

TOTAL LIABILITIES AND EQUITY	$2,242	$3,062	$6,297	$35,406	$(29,140)	$17,867

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2008
	Willis Group	The other
	Holdings	guarantors	The issuer	Other	Eliminations	Consolidated
	(millions)

ASSETS
Cash and cash equivalents	$—	$—	$—	$176	$—	$176
Fiduciary funds — restricted	—	—	—	1,854	—	1,854
Short-term investments	—	—	—	20	—	20
Accounts receivable	1,303	515	1,844	17,615	(12,146)	9,131
Fixed assets	—	—	—	312	—	312
Goodwill	—	—	—	1,756	1,519	3,275
Other intangible assets	—	—	—	682	—	682
Investments in associates	—	—	—	338	(65)	273
Deferred tax assets	—	—	—	73	3	76
Pension benefits asset	—	—	—	111	—	111
Other assets	3	13	—	802	(326)	492
Equity accounted subsidiaries	628	2,037	3,492	9,149	(15,306)	—

TOTAL ASSETS	$1,934	$2,565	$5,336	$32,888	$(26,321)	$16,402

LIABILITIES AND EQUITY
Accounts payable	$42	$2,617	$840	$18,999	$(12,184)	$10,314
Deferred revenue and accrued expenses	2	—	—	465	4	471
Deferred tax liabilities	—	—	—	13	8	21
Income taxes payable	—	—	291	—	(273)	18
Short-term debt	—	—	—	785	—	785
Long-term debt	—	—	—	1,865	—	1,865
Liability for pension benefits	—	—	—	237	—	237
Other liabilities	45	—	—	729	22	796

Total liabilities	89	2,617	1,131	23,093	(12,423)	14,507

Total Willis Group Holdings stockholders’ equity	1,845	(52)	4,205	9,791	(13,944)	1,845

Noncontrolling interests	—	—	—	4	46	50

Total equity	1,845	(52)	4,205	9,795	(13,898)	1,895

TOTAL LIABILITIES AND EQUITY	$1,934	$2,565	$5,336	$32,888	$(26,321)	$16,402

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

	Six months ended June 30, 2009
	Willis Group	The other
	Holdings	guarantors	The issuer	Other	Eliminations	Consolidated
	(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$48	$(65)	$29	$224	$(28)	$208

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	9	—	9
Additions to fixed assets	—	—	—	(38)	—	(38)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(3)	—	(3)
Investments in associates	—	—	—	(41)	—	(41)
Proceeds from sale of operations, net of cash disposed	—	—	—	37	—	37
Proceeds on disposal of short-term investments	—	—	—	21	—	21

Net cash used in investing activities	—	—	—	(15)	—	(15)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	95	—	95
Proceeds from issue of short-term debt, net of debt issuance costs	—	—	—	1	—	1
Repayments of debt	—	—	—	(750)	—	(750)
Senior notes issued, net of debt issuance costs	—	—	482	—	—	482
Proceeds from issue of shares	12	—	—	—	—	12
Amounts owed by and to Group undertakings	42	65	(511)	404	—	—
Dividends paid	(87)	—	—	(28)	28	(87)
Acquisition of noncontrolling interests	(12)	—	—	(2)	—	(14)
Dividends paid to noncontrolling interests	—	—	—	(9)	—	(9)

Net cash (used in) provided by financing activities	(45)	65	(29)	(289)	28	(270)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	—	—	(80)	—	(77)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4	—	4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	176	—	176

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$—	$—	$100	$—	$103

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

	Six months ended June 30, 2008
	Willis Group	The other
	Holdings	guarantors	The issuer	Other	Eliminations	Consolidated
	(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$90	$11	$60	$(8)	$(111)	$42

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	2	—	2
Additions to fixed assets	—	—	—	(64)	—	(64)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(8)	—	(8)
Investments in associates	—	—	—	(31)	—	(31)
Proceeds on disposal of short-term investments	—	—	—	3	—	3

Net cash used in investing activities	—	—	—	(98)	—	(98)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	210	—	210
Repurchase of shares	(75)	—	—	—	—	(75)
Proceeds from issue of shares	4	—	—	—	—	4
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Amounts owed by and to Group undertakings	52	93	(60)	(85)	—	—
Dividends paid	(72)	(104)	—	(7)	111	(72)
Acquisition of noncontrolling interests	—	—	—	(3)	—	(3)
Dividends paid to noncontrolling interests	—	—	—	(7)	—	(7)

Net cash (used in) provided by financing activities	(91)	(11)	(60)	109	111	58

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	—	—	3	—	2
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3	—	3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	—	199	—	200

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$205	$—	$205

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes references to non-GAAP financial measures as defined in Regulation G of SEC rules. We present these non-GAAP financial measures, such as organic revenue growth, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic revenue growth excludes the impact of acquisitions and disposals and year over year movements in foreign exchange from revenue growth. We believe organic revenue growth provides a measure that the investment community may find helpful in assessing the performance of operations that were part of our operations in both the current and prior periods, and provide a measure against which these businesses may be assessed in the future. In addition, because we conduct business in many countries, the impact of exchange rate movements may impact period-to-period comparisons of revenue. These financial measures should be viewed in addition to, not in lieu of, the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009.

This discussion includes forward-looking statements, including under the headings ‘Business Overview and Market Outlook’, ‘Executive Summary’, ‘Liquidity and Capital Resources’, ‘Interest Expense’ and ‘Income Taxes’. Please see ‘Information Concerning Forward-Looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in the forward-looking statements.

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

We derive most of our revenues from commissions and fees for brokerage and consulting services and we do not determine the insurance premiums on which our commissions are generally based. Fluctuations in these premiums charged by the insurance carriers have a direct and potentially material impact on our results of operations. Commission levels generally follow the same trend as premium levels as they are derived from a percentage of the premiums paid by the insureds. Due to the cyclical nature and impact of other market conditions on insurance premiums, they may vary widely between accounting periods. Such variations can result in a reduction in premium rates leading to downward pressure on commission revenues (a “soft” market) which in turn can have a potentially material impact on our commission revenues and operating margin.

A “hard” market occurs when premium uplifting factors, including a greater than anticipated loss experience or capital shortages, more than offset any downward pressures on premiums. This usually has a favorable impact on our commission revenues and operating margin.

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

In first half 2009, the benefit of rate increases in the reinsurance market and stabilization in some specialty markets was more than offset by the continuing soft market in other sectors and the adverse impact of the weakened economic environment across the globe.

Our North American and UK and Ireland retail operations have been particularly impacted by the weakened economic climate and continued soft market with no material improvement in rates across most sectors. This has resulted in first half 2009 declines in revenues in our UK and Ireland retail business and many of our North American operations, particularly our US construction business where many projects have been postponed or cancelled.

EXECUTIVE SUMMARY

Overview

Despite the difficult trading conditions, we reported 1 percent organic commissions and fees growth in second quarter 2009 and 2 percent growth in first half 2009 compared with the same periods in 2008. This reflected growth in Global operations, in particular in Reinsurance, and many of our International businesses partly offset by a fall in organic commissions and fees in our North America, UK and Irish retail operations where revenues were adversely impacted by the continued soft market and weak economic conditions.

Operating margin for second quarter 2009 was 21 percent, compared with 12 percent in second quarter 2008, and for first half 2009 operating margin was 26 percent, compared with 21 percent in first half 2008.

Results from continuing operations for second quarter 2009

Net income from continuing operations in second quarter 2009 was $87 million, or $0.52 per diluted share, compared with $39 million, or $0.27 per diluted share, in 2008 as the benefit of an improved margin and a lower effective tax rate were partly offset by the dilutive impact of HRH, including HRH’s lower operating margin, increased interest expense and intangibles amortization together with the increased sharecount arising from the acquisition.

Total revenues at $784 million for second quarter 2009 were $123 million, or 19 percent, higher than in second quarter 2008. Organic revenue growth of 1 percent and a 26 percent benefit from net acquisitions and disposals in second quarter 2009, driven primarily by the fourth quarter 2008 acquisition of HRH, were partly offset by a negative 7 percent impact from foreign currency translation and a $8 million decrease in investment income compared to 2008.

Organic revenue growth of 1 percent reflected net new business growth of 4 percent and a 3 percent negative impact from declining rates and other market factors.

Operating margin at 21 percent in second quarter 2009 was 9 percentage points higher than in 2008 with the increase mainly reflecting:

•	a $60 million reduction in costs incurred in connection with our Right Sizing Willis initiatives and 2008 expense review, as discussed below, equivalent to approximately 9 percentage points;

•	the realization of savings from our previous Shaping our Future and 2008 expense review initiatives together with a reduction in discretionary expenses, driven by our Right Sizing Willis initiatives in 2009;

•	a $12 million curtailment gain realized on the closure of our US defined benefit pension plan to accrual of benefit for future service, equivalent to approximately 2 percentage points; and

•	a net foreign currency translation gain equivalent to approximately 2 percentage points;

partly offset by

•	the acquisition of HRH which has a lower margin than the remainder of the Group;

•	a $20 million increase in amortization of intangible assets, primarily related to HRH, equivalent to approximately 3 percentage points;

•	a $17 million increase in pension expense, excluding the $12 million US curtailment gain discussed above, driven by lower asset levels in our UK and US pension plans, equivalent to approximately 3 percentage points; and

•	an $8 million decrease in investment income as global interest rates have fallen sharply since first half 2008, equivalent to approximately 1 percentage point.

Results from continuing operations for the six months ended June 30, 2009

Net income from continuing operations for first half 2009 was $279 million, or $1.66 per diluted share, compared with $205 million, or $1.43 per diluted share, in same period 2008.

Total revenues at $1,714 million for the first half of 2009 were $258 million, or 18 percent, higher than in 2008, as organic revenue growth of 2 percent, driven by our Global and International operations and a 25 percent benefit from net acquisitions and disposals, mainly reflecting the HRH acquisition, were partly offset by a negative 8 percent impact from foreign currency translation and a year over year decline in investment income.

HRH’s first half 2009 results, net of related funding costs and intangible amortization, contributed $0.01 per diluted share. New shares issued as part consideration for the HRH acquisition had a $0.29 dilutive impact on first half 2009 earnings per diluted share.

Operating margin at 26 percent in first half 2009 was 5 percentage points higher than in 2008 which was mainly attributable to a $77 million reduction in costs incurred in connection with our Right Sizing Willis initiatives and 2008 expense review, as discussed below; and the realization of savings from these initiatives; partly offset by an increased amortization charge for intangible assets arising on the HRH acquisition; and the dilutive impact of HRH’s lower operating margin.

2008 expense review and Right Sizing Willis

Our Shaping our Future strategy is a series of initiatives designed to deliver profitable growth. In order to fund a portion of these initiatives, we conducted a thorough review in 2008 of all businesses to identify additional opportunities to rationalize our expense base.

Additionally, in the latter part of 2008 and in light of the global economic uncertainty, we launched Right Sizing Willis to reinforce our cost saving initiatives. Right Sizing Willis initiatives include talent management to either improve or manage out poor performers, location optimization and aggressive reduction of discretionary spending.

In first half 2009, we incurred severance costs of $18 million pre-tax ($13 million net of tax, equivalent to $0.08 per diluted share) in connection with our Right Sizing Willis initiatives, $2 million of which were incurred in second quarter 2009.

In first half 2008, we incurred pre-tax costs of $95 million ($68 million net of tax, equivalent to $0.48 per diluted share) in connection with the 2008 expense review, of which $62 million was incurred in second quarter 2008. The first half 2008 costs comprised:

•	$42 million to buy out remuneration packages that did not align with the Group’s overall remuneration strategy;

•	$24 million of severance costs relating to approximately 350 positions which were eliminated; and

•	$29 million of other operating expenses, including property and systems rationalization costs.

Discontinued operations

On April 15, 2009, the Company disposed of Bliss & Glennon, a US-based wholesale insurance operation acquired as part of the HRH acquisition. Gross proceeds were $41 million, of which $3 million is held in escrow for potential indemnification claims.

Bliss & Glennon’s net assets at April 15, 2009 were $39 million, of which $35 million related to identifiable intangible assets and goodwill. In addition, there were costs and income taxes relating to the transaction of $2 million. There was no gain or loss recognized on this disposal in second quarter 2009.

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

We have made significant progress in the first half of 2009 in implementing the integration processes that we believe will lead to successful fulfillment of our stated goals, reflected by:

•	maintaining high producer retention levels;

•	good progress on integration of all work streams and, on a combined pro forma basis, we anticipate total cost savings of approximately $170 million in 2009 from synergies, the closure of the US pension plan and other Right Sizing Willis initiatives; and

•	that as of June 30, 2009, approximately 90 percent of HRH’s contingent commissions have either been converted to the higher standard commissions or we have reaffirmed with carriers that the existing agreements will remain in force for so long as permitted by the regulatory authorities or until the commissions are converted, whichever occurs first.

We recognized goodwill on the HRH acquisition of approximately $1.6 billion. Based on our internal forecasts of the combined Willis HRH future revenue streams and anticipated synergies from the deal, we believe the combined goodwill for North America of $1.8 billion was not impaired as of June 30, 2009. However, if we fail to recognize some or all of the strategic benefits and synergies expected from the HRH transaction, goodwill may be impaired in future periods.

Gras Savoye

In our 2008 report on Form 10-K we noted that AXA had exercised its option to put to us its shareholding in Gras Savoye & Cie (“Gras Savoye”), our French Associate, of approximately 4 percent, subject to pre-emption provisions set out in the shareholders agreement. In March 2009, existing shareholders chose to purchase 2 percent and in April 2009 Gras Savoye bought back the remaining shares and canceled them. As a consequence of these transactions, we now control just under 50 percent of the voting rights.

In June 2009, we announced that we are in discussions regarding the potential sale of a portion of our interest in Gras Savoye. However, we continue to be strongly committed to our global partnership with Gras Savoye. We intend to retain a substantial interest in Gras Savoye following any such sale (which we currently estimate to be approximately 30-39 percent) and also intend to acquire a majority interest in Gras Savoye at some point in the future. We currently expect to delay the 2010 call and would expect a potential transaction to remove the put presently exercisable by the Gras Savoye shareholders. We believe that the transaction would provide the parties with additional time to effect a better transition and integration of the two companies. No definitive agreement with respect to any sale has been reached or entered into by Willis.

Other equity transactions

During first half 2009, we acquired the remaining 20 percent of our Venezuela operations at a cost of approximately $7 million, bringing our ownership to 100 percent as at June 30, 2009.

In April 2009, we acquired the remaining 12 percent of our Irish operations at a cost of approximately $17 million, bringing our ownership to 100 percent as at June 30, 2009.

Cash and financing

Cash at June 30, 2009 was $103 million, $73 million lower than at December 31, 2008.

In March 2009, we issued 12.875 percent senior unsecured notes due 2016 in an aggregate principal amount of $500 million to Goldman Sachs Mezzanine Partners which generated net proceeds of $482 million. These proceeds, together with $208 million cash generated from operating activities and cash in hand, were used to pay down the $750 million outstanding on our interim credit facility as of December 31, 2008.

Total debt, total equity and the capitalization ratio at June 30, 2009 and December 31, 2008 were as follows:

	Jun 30, 2009	Dec 31, 2008
	(millions, except percentages)

Long-term debt	$2,390	$1,865
Short-term debt	106	785

Total debt	$2,496	$2,650

Total equity	$2,158	$1,895

Capitalization ratio	54%	58%

As of June 30, 2009, we had drawn $95 million under our revolving credit facility compared with $nil as of December 31, 2008 and $260 million as of June 30, 2008. Drawings under our revolving credit facility are typically higher in the first half of the year due to bonus payments in the first and second quarters.

Liquidity

Our principal sources of liquidity are cash from operations, cash and cash equivalents of $103 million at June 30, 2009 and remaining availability of $205 million under our revolving credit facility.

As of June 30, 2009, our short-term liquidity requirements consist of:

•	payment of interest on debt and $105 million of mandatory prepayments under our 2013 term loan;

•	capital expenditures;

•	working capital; and

our long-term liquidity requirements consist of:

•	the principal amount of outstanding notes; and

•	borrowings under our 2013 term loan and revolving credit facility.

Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for the 12 months from today’s date, which includes the payment of principal on our $250 million July 2010 notes.

To improve our liquidity and finance acquisitions, from time to time we explore additional financing methods which could include additional borrowings, equity or debt issuances, asset sales and using the proceeds therefrom to repay outstanding indebtedness. However, there can be no assurance that any additional financing will be available to us on acceptable terms. We intend to refinance our 2010 notes, but if market conditions become unacceptable, we expect to access our revolving credit facility and significantly reduce our cash outflows from our financing and investing activities. In addition, for a discussion of risks related to our put and call arrangements, see the section in our Annual Report on Form 10-K for the year ended December 31, 2008 entitled “Risk Factors — We have entered into significant put and call arrangements which require us to pay substantial amounts to purchase shares in one of our associates. Those payments would reduce our liquidity and short-term cash flow.”

In an effort to reduce future cash interest payments as well as future amounts due at maturity, we may from time to time seek to retire or purchase our outstanding debt (including the 2010 notes) through tender offers, cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Long-term liquidity for debt service and other contractual obligations will be dependent on continued generation of free cash flow and, given favorable market conditions, future borrowings or refinancing. However, our cash requirements could be materially affected by a deterioration in our results of operations, as well as various uncertainties discussed in this section and elsewhere in this document, which could require us to pursue other financing options. As stated above, there is no assurance that financing will be available to us on acceptable terms.

We continue to identify and implement further actions to control costs and enhance our operating performance, including cash flow. These actions include the rationalization of our cost base through our ongoing Right Sizing Willis initiatives.

OPERATING RESULTS — GROUP

Revenues

				Change attributable to:
				Foreign	Acquisitions	Organic
			%	currency	and	revenue
Three months ended June 30	2009	2008	Change	translation	disposals	growth(i)
	(millions)

Global	$207	$191	8%	(4)%	5%	7%
North America	332	193	72%	—%	80%	(8)%
International	233	257	(9)%	(15)%	1%	5%

Commissions and fees	$772	$641	20%	(7)%	26%	1%

Investment income	12	20	(40)%
Other income	—	—	—%

Total revenues	$784	$661	19%

				Change attributable to:
				Foreign	Acquisitions	Organic
			%	currency	and	revenue
Six months ended June 30	2009	2008	Change	translation	disposals	growth(i)
	(millions)

Global	$482	$468	3%	(7)%	4%	6%
North America	703	384	83%	—%	90%	(7)%
International	502	561	(11)%	(17)%	1%	5%

Commissions and fees	$1,687	$1,413	19%	(8)%	25%	2%

Investment income	25	42	(40)%
Other income	2	1	100%

Total revenues	$1,714	$1,456	18%

(i)	Revenues comprise commissions and fees, investment income and other income. Organic revenue growth excludes the impact of foreign currency translation, the first twelve months of net commission and fee revenues generated from acquisitions and the net commission and fee revenues related to operations disposed of in each period presented, from commissions and fees. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

Second quarter and first half 2009 revenues were significantly higher than 2008 due to the acquisition of HRH in fourth quarter 2008. The benefit of the acquisition revenues was partly offset by an adverse year over year impact from foreign currency translation and lower investment income due to sharply reduced global interest rates.

Our International and Global operations earn a significant portion of their revenues in currencies other than the US dollar. In both second quarter and first half 2009, reported revenues in International and Global were adversely impacted by the year on year effect of foreign currency translation, in particular due to the strengthening of the dollar against both the euro and pound sterling, compared with the equivalent periods of 2008.

Investment income in second quarter 2009 was $8 million lower than 2008 and $17 million lower in first half 2009, with the decreases reflecting significantly lower average interest rates in 2009. The impact of rate decreases on our investment income is partially mitigated by our forward hedging program, from which we expect to generate significant additional income in 2009 compared to current LIBOR based rates.

Organic growth in commissions and fees was 1 percent in second quarter 2009 and 2 percent in first half 2009 as the benefit of good growth in our Global operations and many of our International operations was partly offset by declines in our North America, UK and Irish retail operations reflecting the weak economic environments and continuing soft market conditions.

Organic revenue growth by segment is discussed further in ‘Operating Results — Segment Information’ below.

General and administrative expenses

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
	(millions, except percentages)

Salaries and benefits	$443	$428	$923	$839
Other	139	141	277	290

General and administrative expenses	$582	$569	$1,200	$1,129

Salaries and benefits as a percentage of revenues	57%	65%	54%	58%

Other as percentage of revenues	18%	21%	16%	20%

Second quarter 2009

General and administrative expenses at $582 million for second quarter 2009 were $13 million, or 2 percent, higher than in 2008. This increase was mainly attributable to:

•	the impact of expenses relating to HRH, equivalent to approximately 24 percentage points;

partly offset by

•	the $60 million reduction in costs incurred in connection with our Right Sizing Willis initiatives and 2008 expense review discussed above, equivalent to 11 percentage points, of which $49 million related to salaries and benefits and $11 million to other expenses;

•	reductions in salaries and benefits, excluding pension costs, and discretionary expenses, including lower travel and professional fees, driven by our Right Sizing Willis initiatives; and

•	a year over year benefit from foreign currency translation, equivalent to approximately 9 percentage points, as the impact of losses on forward contracts was more than offset by gains relating to the significant strengthening of the dollar against the pound sterling, in which our London market based operations incur the majority of their expenses, and the euro.

Salaries and benefits were 57 percent of second quarter 2009 revenues, compared with 65 percent in 2008, reflecting the benefits of:

•	the $49 million reduction in pre-tax costs associated with our Right Sizing Willis initiatives and the 2008 expense review, including severance and contract buy-outs, equivalent to approximately 7 percentage points; and

•	good cost controls including our previous Shaping our Future and 2008 expense review initiatives together with the initial benefits from our Right Sizing Willis initiatives and HRH synergies in 2009; and

•	a $12 million curtailment gain realized on the closure of our US defined benefit pension plan to accrual of benefit for future service, equivalent to approximately 2 percentage points;

partly offset by

•	a $17 million increase in pension expense, excluding the $12 million US curtailment gain, reflecting lower asset levels in our UK and US pension plans following recent declines in the equity market, equivalent to approximately 3 percentage points.

Effective May 15, 2009, we closed our US defined benefit pension plan to future accrual. Consequently, we recognized a curtailment gain of $12 million in second quarter 2009 and we now expect the full year 2009 charge for the US plan to be approximately $8 million compared with an expected $39 million charge had the plan not been closed to future accrual.

We have also suspended the company match for our US 401(k) plan which will benefit full year 2009 by $9 million compared with 2008.

Other expenses were 18 percent of revenues in second quarter 2009 compared with 21 percent in 2008, reflecting the benefits of:

•	a reduction in discretionary expenses driven by our Right Sizing Willis initiatives together with cost savings from HRH synergies in 2009; and

•	the non-recurrence of $11 million of costs relating to the 2008 expense review, equivalent to 2 percentage points;

partly offset by

•	foreign currency translation losses arising on forward contracts maturing in second quarter 2009.

Six months ended June 30, 2009

General and administrative expenses at $1,200 million for first half 2009 were $71 million, or 6 percent, higher than in 2008 with the increase mainly reflecting:

•	the impact of expenses relating to HRH, equivalent to approximately 25 percentage points;

partly offset by

•	the $77 million reduction in costs associated with our Right Sizing Willis initiatives and 2008 expense review, as discussed above, equivalent to 7 percentage points, of which $48 million related to salaries and benefits and $29 million to other expenses;

•	the benefit of a reduction in salaries and benefits, excluding pension costs, and discretionary expenses, including lower travel and professional fees, driven by our Right Sizing Willis initiatives;

•	cost savings attributable to HRH synergies; and

•	a year over year benefit from foreign currency translation of $102 million, equivalent to approximately 9 percentage points, as the impact of losses on forward contracts was more than offset by gains relating to the significant strengthening of the dollar against the pound sterling, in which our London market based operations incur the majority of their expenses, and the euro.

Salaries and benefits were 54 percent of first half 2009 revenues, compared with 58 percent in 2008 reflecting the benefits of:

•	the $48 million reduction in costs incurred in connection with our Right Sizing Willis initiatives and 2008 expense review, equivalent to approximately 7 percentage points;

•	good cost controls including the benefits of our Right Sizing Willis and 2008 expense review initiatives; and

•	a $12 million curtailment gain realized on the closure of our US defined benefit pension plan to accrual of benefit for future service, equivalent to approximately 2 percentage points;

partly offset by

•	a $37 million increase in pension expense, excluding the $12 million US curtailment gain discussed above, driven by lower asset levels in our UK and US pension plans.

Other expenses were 16 percent of revenues in first half 2009 compared with 20 percent in 2008, reflecting the benefits of:

•	a reduction in discretionary expenses driven by our Right Sizing Willis initiatives; and

•	the non-recurrence of $29 million of costs relating to the 2008 expense review, equivalent to 2 percentage points;

partly offset by

•	foreign currency translation losses arising on forward contracts maturing in first half 2009.

Amortization of intangible assets

Amortization of intangible assets for second quarter 2009 was $23 million compared with $3 million in 2008 and for the six months ended June 30, 2009 was $47 million compared with $6 million in 2008. The significant year over year increases were primarily attributable to additional charges of $20 million in second quarter 2009 and $40 million in first half 2009 in respect of intangible assets recognized on the HRH acquisition.

Operating income and margin (operating income as a percentage of revenues)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(millions, except percentages)

Revenues	$784	$661	$1,714	$1,456
Operating income	165	77	439	302
Operating margin or operating income as a percentage of revenues	21%	12%	26%	21%

Second quarter 2009

Operating margin at 21 percent in second quarter 2009 was 9 percentage points higher than in 2008 with the increase reflecting:

•	the $60 million reduction in costs associated with our Right Sizing Willis and 2008 expense review initiatives, equivalent to 9 percentage points;

•	good cost control including a reduction in discretionary expenses and the realization of savings from our previous Shaping our Future,

2008 expense review and Right Sizing Willis initiatives;

•	the $12 million US curtailment gain, equivalent to approximately 2 percentage points; and

•	net foreign currency translation gains, equivalent to approximately 2 percentage points;

partly offset by

•	the acquisition of HRH which has a lower margin than the remainder of the Group;

•	the $20 million increase in amortization of intangible assets, primarily related to HRH, equivalent to approximately 3 percentage points;

•	the $17 million increase in pension expense, excluding the $12 million US curtailment gain, equivalent to approximately 3 percentage points; and

•	the $8 million decrease in investment income, equivalent to 1 percentage point.

Operating segment margins are discussed in “Operating Results — Segment Information” below.

Six months ended June 30, 2009

Operating margin at 26 percent in first half 2009 was 5 percentage points higher than in 2008, with the increase mainly attributable to: the $77 million reduction in costs associated with our Right Sizing Willis and 2008 expense review initiatives; the cost savings arising from these initiatives; and the $12 million US pension curtailment gain; partly offset by the $41 million increase in amortization of intangible assets, principally attributable to HRH; the $37 million increase in pension costs (excluding the curtailment gain); and the sharp year over year decline in investment income.

Interest expense

Interest expense in second quarter 2009 of $43 million was $22 million higher than in 2008 and, in first half 2009 interest expense was $81 million, $44 million higher than in 2008. These increases primarily reflect higher average debt levels following the HRH acquisition. We expect our interest expense for the second half of 2009 to be marginally higher than first half 2009 due to the higher coupon payable on the long-term debt raised in March 2009 to re-finance a portion of the previously existing interim credit facility.

Income taxes

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(millions, except percentages)

Income before taxes	$122	$56	$358	$265
Income taxes	31	12	93	72
Effective tax rate	25%	21%	26%	27%

The effective tax rate in the first half 2009 was 26 percent compared with 27 percent for first half 2008. The difference is explained by changes in the geographical mix of profits.

At June 30, 2009 the Company has provided $28 million in respect of tax that would be payable should the unremitted earnings of its foreign subsidiaries be repatriated. Further to tax law changes that were enacted in July 2009, we expect all, or substantially all, of this provision to be released in the third-quarter 2009.

Net income and diluted earnings per share from continuing operations

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(millions, except per share data)

Net income from continuing operations	$87	$39	$279	$205
Diluted earnings per share from continuing operations	$0.52	$0.27	$1.66	$1.43
Average diluted number of shares outstanding	168	142	168	143

Second quarter 2009

Net income from continuing operations for second quarter 2009 was $87 million compared with $39 million in 2008. The $48 million increase primarily reflected the $88 million increase in operating income partly offset by the $22 million increase in interest expense and $19 million increase in tax charge.

Diluted earnings per share from continuing operations for second quarter 2009 increased to $0.52, compared to $0.27 in 2008, as the benefit of the increased net income was partly offset by a 26 million increase in average diluted shares outstanding due primarily to the shares issued on October 1, 2008 as part consideration for the HRH acquisition. The additional shares issued had a negative $0.09 impact on earnings per diluted share in second quarter 2009.

Six months ended June 30, 2009

Net income from continuing operations for first half 2009 was $279 million compared with $205 million in 2008. The $74 million increase primarily reflected the $137 million increase in operating income partly offset by the $44 million increase in interest expense and $21 million increase in tax charge.

Diluted earnings per share from continuing operations for first half 2009 increased to $1.66, compared to $1.43 in 2008 as the benefit of the increased net income was partly offset by a 25 million increase in average diluted shares outstanding due primarily to the shares issued for HRH. The additional shares issued had a negative $0.29 impact on earnings per diluted share in first half 2009.

Foreign currency translation had a $0.11 adverse year over year impact on earnings per diluted share in first half 2009.

OPERATING RESULTS — SEGMENT INFORMATION

We organize our business into three segments: Global, North America and International. Our Global business provides specialist brokerage and consulting services to clients worldwide for risks arising from specific industries and activities. North America and International comprise our retail operations and provide services to small, medium and major corporations.

The following table is a summary of our operating results by segment for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30, 2009			Three months ended June 30, 2008
		Operating	Operating		Operating	Operating
	Revenues	income	margin	Revenues	income	margin
	(millions)			(millions)

Global	$209	$74	35%	$199	$60	30%

North America	336	75	22%	197	31	16%
International	239	55	23%	265	57	22%

Total Retail	575	130	23%	462	88	19%
Corporate & Other(i)	—	(39)	n/a	—	(71)	n/a

Total Consolidated	$784	$165	21%	$661	$77	12%

	Six months ended June 30, 2009			Six months ended June 30, 2008
		Operating	Operating		Operating	Operating
	Revenues	income	margin	Revenues	income	margin
	(millions)			(millions)

Global	$487	$201	41%	$484	$192	40%

North America	713	169	24%	393	58	15%
International	514	151	29%	579	161	28%

Total Retail	1,227	320	26%	972	219	23%
Corporate & Other(i)	—	(82)	n/a	—	(109)	n/a

Total Consolidated	$1,714	$439	26%	$1,456	$302	21%

(i)	Corporate and Other includes the costs of the holding company, foreign exchange hedging activities and foreign exchange on the UK pension plan asset; amortization of intangible assets; net gains and losses on disposal of operations; certain legal costs; integration costs associated with the acquisition of HRH; and 2008 expense review costs.

Global

Our Global operations comprise Global specialties, Reinsurance and Faber & Dumas, our new wholesale brokerage division launched in fourth quarter 2008 on completion of the HRH acquisition.

Faber & Dumas comprises HRH’s London-based wholesale operation, Glencairn, together with our previously existing Fine Art, Jewelry and Specie; Special Contingency Risk and Hughes-Gibb units.

The following table sets out revenues, organic revenue growth and operating income and margin for the quarter and six month periods ended June 30, 2009 and 2008:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(millions, except percentages)		(millions, except percentages)

Commissions and fees	$207	$191	$482	$468
Investment income	2	8	5	16

Total revenues	$209	$199	$487	$484

Operating income	$74	$60	$201	$192
Organic revenue growth(i)(ii)	7%	0%	6%	1%
Operating margin	35%	30%	41%	40%

(i)	Revenues comprise commissions and fees, investment income and other income. Organic revenue growth excludes the impact of foreign currency translation, the first twelve months of net commission and fee revenues generated from acquisitions and the net commission and fee revenues related to operations disposed of in each period presented, from commissions and fees. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited. Organic revenue growth is reconciled to total revenues in “Operating Results — Group — Revenues” above.

(ii)	In fourth quarter 2008, we changed our methodology for the calculation of organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded. Comparatives have been adjusted accordingly.

Revenues

Commissions and fees of $207 million were $16 million, or 8 percent, higher in second quarter 2009 compared with second quarter 2008 of which 5 percent was attributable to the acquisition of the HRH UK wholesale business, Glencairn. Organic revenue growth of 7 percent was partly offset by an adverse impact of 4 percent from foreign currency translation.

Good organic revenue growth was driven by double digit revenue growth in Reinsurance as the rate environment improved and there was strong net new business in our international division. Global Specialties organic revenues were slightly lower than in 2008, as growth in Marine and Construction was offset by reductions elsewhere. There was continued softness in most specialty rates although there were signs of stabilization and firming in Energy. The Faber & Dumas businesses continue to be adversely impacted by the weakening economic environment, especially in our bloodstock division.

Organic revenue growth for first half 2009 was 6 percent which reflected good growth in

Reinsurance, partly offset by declines in Global Specialties and Faber & Dumas.

There was a sharp decline in investment income in both second quarter and first half 2009 compared with same periods 2008 as global interest rates fell markedly in the latter half of 2008 and early 2009.

Productivity continued to improve with a 2 percent rise in revenues per full-time equivalent (“FTE”) employee in the 12 month period to June 30, 2009 compared with full year 2008. Client retention remained steady at 90 percent in both first half 2009 and first half 2008.

Operating margin

Operating margin in our Global operations was 35 percent in second quarter 2009 compared with 30 percent in 2008 and 41 percent in first half 2009 compared with 40 percent in 2008. This improvement reflected a significant benefit from foreign currency translation, together with organic revenue growth, particularly driven by our Reinsurance business, and good cost controls including a reduction in discretionary expenses. The second quarter 2009 margin also included a $3 million benefit from the curtailment of the US pension scheme relating to US-based employees in the Reinsurance and Global Specialties divisions. However, the benefit of this was more than offset by a significant increase in other pension expense.

Despite an overall reduction in headcount since December 31, 2008, we continue to recruit selectively for our Global businesses. In first quarter 2009, we recruited a reinsurance team from Carvill. This team provides specialty, casualty and professional liability experience and we expect it to be accretive in the latter part of 2009. We have also recruited specialty teams in Marine, Energy, Construction, Aerospace and Faber & Dumas.

North America

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(millions, except percentages)		(millions, except percentages)

Commissions and fees	$332	$193	$703	$384
Investment income	4	4	8	8
Other income	—	—	2	1

Total revenues	$336	$197	$713	$393

Operating income	$75	$31	$169	$58
Organic revenue growth(i)(ii)	(8)%	(1)%	(7)%	1%
Operating margin	22%	16%	24%	15%

(i)	Revenues comprise commissions and fees, investment income and other income. Organic revenue growth excludes the impact of foreign currency translation, the first twelve months of net commission and fee revenues generated from acquisitions and the net commission and fee revenues related to operations disposed of in each period presented, from commissions and fees. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited. Organic revenue growth is reconciled to total revenues in “Operating Results — Group — Revenues” above.

(ii)	In fourth quarter 2008, we changed our methodology for the calculation of organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded. Comparatives have been adjusted accordingly.

Revenues

Commissions and fees in North America were $139 million, or 72 percent, higher in second quarter 2009 compared with 2008 and $319 million, or 83 percent, higher in first half 2009 compared with 2008 reflecting the uplift from the additional revenues of HRH, partly offset by negative organic growth as our US operations continue to be significantly adversely impacted by the soft market conditions and weakened economy.

Organic commissions and fees declined by 8 percent in second quarter 2009 compared with 2008 and 7 percent in first half 2009 compared with 2008, as the negative impact of declining rates and other market factors across many sectors, most notably our US construction business, together with the impact of the recession on buying patterns more than offset a positive impact from new business in both second quarter and first half 2009.

Additionally, our primary focus in North America in 2009 has been on the successful integration of HRH into our existing operations and the improvement of margin.

Despite the significant decline in revenues, our productivity measured in terms of revenue per FTE employee remained high at approximately $222,000 for the 12 month period to June 30, 2009, broadly in line with full year 2008.

Operating margin

Operating margin in North America was 22 percent in second quarter 2009 compared with 16 percent in 2008 and 24 percent in first half 2009 compared with 15 percent in 2008. The higher margins reflected:

•	the acquisition of HRH;

•	a reduction in underlying expense base reflecting the benefits of our 2008 expense review and Right Sizing Willis initiatives; and

•	a $9 million benefit from the curtailment of the US pension scheme relating to our North America retail employees.

partly offset by

•	the sharp decline in organic revenues against the backdrop of the soft market and weak economic conditions discussed above.

HRH integration

We continue to make good progress on the integration of HRH into our existing operations. In particular:

•	producer retention remains high and we have lost only 4 percent of North America’s producers since the deal was announced in June 2008;

•	on a pro forma combined basis we have reduced the North America expense base by approximately 20 percent year over year through merger synergies and our Right Sizing Willis initiatives. For the full year 2009 we anticipate a total saving on a combined pro forma basis, of approximately $170 million from synergies, the closure of the US pension plan and other Right Sizing Willis initiatives; and

•	that as of June 30, 2009, approximately 90 percent of HRH’s contingent commissions have either been converted to the higher standard commissions or we have reaffirmed with carriers that the existing agreements will remain in force for so long as permitted by the regulatory authorities or until the commissions are converted, whichever occurs first.

With effect from the acquisition date, we have conformed HRH’s revenue recognition policy with our existing policy. Consequently, it is not possible to make an accurate comparison of pro forma revenues on a year over year basis.

International

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(millions, except percentages)		(millions, except percentages)

Commissions and fees	$233	$257	$502	$561
Investment income	6	8	12	18

Total revenues	$239	$265	$514	$579

Operating income	$55	$57	$151	$161
Organic revenue growth(i)(ii)	5%	10%	5%	7%
Operating margin	23%	22%	29%	28%

(i)	Revenues comprise commissions and fees, investment income and other income. Organic revenue growth excludes the impact of foreign currency translation, the first twelve months of net commission and fee revenues generated from acquisitions and the net commission and fee revenues related to operations disposed of in each period presented, from commissions and fees. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited. Organic revenue growth is reconciled to total revenues in “Operating Results — Group — Revenues” above.

(ii)	In fourth quarter 2008, we changed our methodology for the calculation of organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded. Comparatives have been adjusted accordingly.

Revenues

Commissions and fees in International were $24 million, or 9 percent, lower in second quarter 2009 compared with 2008 and $59 million, or 11 percent, lower in first half 2009 compared with first half 2008 as double digit organic growth in most of our International units was more than offset by an adverse impact from foreign exchange of 15 percent in second quarter 2009 and 17 percent in first half 2009, and significantly lower revenues in our UK and Irish retail operations.

A significant part of International’s revenues are earned in currencies other than the US dollar which has strengthened significantly on a year over year basis against a number of these currencies, most notably the euro, pound sterling, Danish kroner and Australian dollar, consequently reducing International revenues on a year over year basis when reported in US dollars.

Despite the slowdown of the global economy, International continued their impressive record of organic growth. Latin America, Asia and Europe and in particular Spain, Denmark and Russia, all reported strong organic growth in both second quarter 2009 and first half 2009 compared with the same period in 2008. However, our UK and Irish retail operations saw significant revenue declines reflecting the weak local economic conditions.

Productivity in International continues to improve with revenues per FTE employee increasing by 3 percent in the 12 month period to June 30, 2009 compared with full year 2008.

Client retention levels remained high at 92 percent in first half 2009.

Operating margin

Operating margin in International was 23 percent in second quarter 2009 compared with 22 percent in second quarter 2008 and 29 percent in first half 2009 compared with 28 percent in first half 2008. The increased margins reflected:

•	the strong organic revenue growth discussed above; and

•	focused expense management including savings in discretionary costs driven by our Right Sizing Willis initiatives; and

partly offset by

•	increased pension expense.

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Effective May 15, 2009, we closed our US defined benefit pension plan to future accrual. We now expect the full year 2009 charge for the US plan to be approximately $8 million compared with an expected $39 million had the plan not been closed to future accrual.

Apart from this change there were no significant additions or changes to these assumptions in first half 2009.

NEW ACCOUNTING STANDARDS

There were no new accounting standards issued during the second quarter 2009 that would have a significant impact on the Company’s reporting.

LIQUIDITY AND CAPITAL RESOURCES

Cash at June 30, 2009 was $103 million, $73 million lower than at December 31, 2008.

In March 2009, we issued 12.875 percent senior unsecured notes due 2016 in an aggregate principal amount of $500 million to Goldman Sachs Mezzanine Partners which generated net proceeds of

$482 million. These proceeds, together with $208 million cash generated from operating activities and cash in hand, were used to pay down the $750 million outstanding on our interim credit facility as of December 31, 2008.

Total debt, total equity and the capitalization ratio at June 30, 2009 and December 31, 2008 were as follows:

	Jun 30, 2009	Dec 31, 2008
	(millions, except percentages)

Long-term debt	$2,390	$1,865
Short-term debt	106	785

Total debt	$2,496	$2,650

Total equity	$2,158	$1,895

Capitalization ratio	54%	58%

As of June 30, 2009, we had drawn $95 million under our revolving credit facility compared with $nil as of December 31, 2008 and $260 million as of June 30, 2008. Drawings under our revolving credit facility are typically higher in the first half of the year due to bonus payments in the first and second quarters.

Liquidity

Our principal sources of liquidity are cash from operations, cash and cash equivalents of $103 million at June 30, 2009 and remaining availability of $205 million under our revolving credit facility.

As of June 30, 2009, our short-term liquidity requirements consist of:

•	payment of interest on debt and $105 million of mandatory prepayments under our 2013 term loan;

•	capital expenditures;

•	working capital; and

our long-term liquidity requirements consist of:

•	the principal amount of outstanding notes; and

•	borrowings under our 2013 term loan and revolving credit facility.

Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for the 12 months from today’s date, which includes the payment of principal on our $250 million July 2010 notes.

To improve our liquidity and finance acquisitions, from time to time we explore additional financing methods which could include additional borrowings, equity or debt issuances, asset sales and using the proceeds therefrom to repay outstanding indebtedness. However, there can be no assurance that any additional financing will be available to us on acceptable terms. We intend to refinance our 2010 notes, but if market conditions become unacceptable, we expect to access our revolving credit facility and significantly reduce our cash outflows from our financing and investing activities. In addition, for a discussion of risks related to our put and call arrangements, see the section in our Annual Report on Form 10-K for the year ended December 31, 2008 entitled “Risk Factors — We have entered into significant put and call arrangements which require us to pay substantial amounts to purchase shares in one of our associates. Those payments would reduce our liquidity and short-term cash flow.”

In an effort to reduce future cash interest payments as well as future amounts due at maturity, we may from time to time seek to retire or purchase our outstanding debt (including the 2010 notes) through tender offers, cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Long-term liquidity for debt service and other contractual obligations will be dependent on continued generation of free cash flow and, given favorable market conditions, future borrowings or refinancing. However, our cash requirements could be materially affected by a deterioration in our results of operations, as well as various uncertainties discussed in this section and elsewhere in this document, which could require us to pursue other financing options. As stated above, there is no assurance that financing will be available to us on acceptable terms.

We continue to identify and implement further actions to control costs and enhance our operating performance, including cash flow. These actions include the rationalization of our cost base through our ongoing Right Sizing Willis initiatives.

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

Own funds

As of June 30, 2009, we had cash and cash equivalents of $103 million, compared with $176 million at December 31, 2008 and $205 million of our $300 million revolving credit facility remained available to draw.

Operating activities

Net cash provided by operations was $208 million in first half 2009 compared with $42 million in first half 2008, with the $166 million increase mainly reflecting:

•	a $117 million increase in net income before the non-cash charge for amortization of intangible assets; and

•	a $54 million reduction in additional pension contributions to our UK and US defined benefit plans.

Investing activities

Total net cash used in investing activities was $15 million in first half 2009 compared with $98 million in the same period of 2008.

The decrease in cash used in investing activities of $83 million was mainly attributable to:

•	a $26 million decrease in additions to fixed assets, reflecting the non-recurrence of the additional spend in first half 2008 of $38 million relating to the fit-out of our new London headquarters;

•	a $37 million increase in proceeds from sale of operations, attributable to the second quarter 2009 disposal of Bliss & Glennon; and

•	an $18 million increase in proceeds from the sale of short-term investments as we liquidated our own funds portfolio.

In first half 2009, we made a $41 million cash payment in relation to the fourth quarter 2008 acquisition of an additional 5 percent of Gras Savoye, our French associate.

In first half 2008 we purchased a further 4 percent of voting rights in Gras Savoye for $31 million.

Financing activities

Net cash used in financing activities was $270 million in first half 2009 compared with an inflow of $58 million in first half 2008.

Long-term debt

In first half 2009, we issued $500 million of senior unsecured 7 1/2 year notes at 12.875 percent.

We used the $482 million net proceeds of the notes, together with $208 million cash generated from operating activities and $60 million cash in hand, to pay down the $750 million outstanding on our interim credit facility as of December 31, 2008.

As of June 30, 2009, we had drawn $95 million under our revolving credit facility compared with $nil as of December 31, 2008 and $260 million as of June 30, 2008. Drawings under our revolving credit facility are typically higher in the first half of the year due to bonus payments in the first and second quarters.

In first half 2008, we drew down $210 million on our previously existing revolving credit facility, primarily to fund share repurchases and fixed asset additions related to our London headquarters building.

Share buybacks

On November 1, 2007, the Board authorized a new share buyback program for $1 billion.

In 2008, we repurchased 2.3 million shares at a cost of $75 million under the new authorization. We have not made any repurchases under this authorization in first half 2009.

Dividends

Cash dividends paid in first half 2009 were $87 million compared with $72 million in the same period 2008. The $15 million increase primarily reflects dividend payments on the 24 million additional shares issued in connection with the fourth quarter 2008 acquisition of HRH. In February

2009, we declared a quarterly cash dividend of $0.26 per share, an annual rate of $1.04 per share.

CONTRACTUAL OBLIGATIONS

With the exception of the $103 million repayment of our previously existing interim credit facility,

there have been no material changes in our contractual obligations in second quarter 2009.

OFF-BALANCE SHEET TRANSACTIONS

Apart from commitments, guarantees and contingencies, as disclosed in Note 8 to the Condensed Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations or liquidity.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Except as disclosed below, there has been no material change with respect to market risk from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The fair value of forward foreign exchange contracts used to hedge our London market operations exposure as of December 31, 2008 was a liability of $85 million, of which $55 million related to contracts maturing in 2009. A loss of $23 million was recognized through the consolidated statement of operations during the six months ended June 30, 2009. The fair value of forward foreign exchange contracts as of June 30, 2009 is a liability of $21 million of which $12 million relates to 2009.

The fair value of our interest rate hedging program used to hedge our interest income as of December 31, 2008 was an asset of $39 million. During the six months ended June 30, 2009 a gain of $12 million was recognized in investment income. The fair value of our interest rate hedging program as of June 30, 2009 is an asset of $34 million.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) are effective.

There has been no change in the Company’s internal controls over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings

As disclosed previously in the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2009, Willis Limited, a subsidiary of Willis Group Holdings, entered into a settlement agreement on June 9, 2009 with American Reliable Insurance Company and Assurant General Insurance Limited. The information set forth in Note 8 of Notes to the Condensed Consolidated Financial Statements (unaudited), provided in Part I, Item 1 of this report, with respect to the settlement agreement and other commitments and contingencies is incorporated herein by reference.

Item 1A —	Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A “Risk Factors” included in the Form 10-K for the year ended December 31, 2008.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2009, the Company issued a total of 237,505 shares of common stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of such Act relating to sales by an issuer not involving a public offering, none of which involved the sale of more than 1% of the outstanding common stock of the Company.

The following sales of shares related to part consideration for the acquisition of interest in the following companies:

	Number
Date of sale	of shares	Consideration ($)	Acquisition

April 20, 2009	12,181	427,795	Ely & Gordon Brokers, Inc.
May 8, 2009	225,324	5,137,361	Coyle Hamilton Willis Holdings Limited

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced the previous $1 billion buyback program and its remaining $308 million authorization. The program is an open-ended plan to repurchase the Company’s shares from time to time in the open market or through negotiated sales with persons who are not affiliates of the Company. During the six months ended June 30, 2009, there were no shares repurchased. At June 30, 2009, $925,056,849 remains under the program for future repurchases.

The Company’s cash tender offer for shares of common stock underlying underwater stock options expired on August 6, 2009. Approximately 1.6 million shares of common stock underlying stock options were tendered. The Company will pay an aggregate consideration for these shares of $3 million based on a per share amount of $2.04.

Item 3 —	Defaults Upon Senior Securities

None.

Item 4 —	Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting on April 22, 2009 at which shareholders elected Ms. Anna C. Catalano, Ms. Wendy E. Lane and Ms. Robyn S. Kravit and Messrs. William W. Bradley, Joseph A. Califano Jr., Sir Roy Gardner, Sir Jeremy Hanley, Jeffrey B. Lane, James F. McCann, Joseph J. Plumeri and Douglas B. Roberts to serve as directors until the next Annual General Meeting and until his/her successor is elected and qualified.

The table below sets out the number of votes cast for, against or withheld for each director:

Director	For	Against	Withheld

William W. Bradley	134,949,552	6,450,488	5,826,280
Joseph A. Califano, Jr.	133,574,039	7,826,271	5,826,010
Anna C. Catalano	134,949,784	6,450,055	5,826,481
Sir Roy Gardner	111,742,559	29,656,989	5,826,772
Sir Jeremy Hanley	132,084,826	9,313,871	5,827,623
Robyn S. Kravit	134,639,584	6,758,694	5,828,042
Jeffrey B. Lane	127,787,232	13,611,878	5,827,210
Wendy E. Lane	134,334,106	7,063,423	5,828,791
James F. McCann	127,709,068	13,690,958	5,826,294
Joseph J. Plumeri	134,833,519	6,565,986	5,826,815
Douglas B. Roberts	134,946,610	6,450,327	5,829,383

The shareholders also reappointed Deloitte LLP as the Company’s independent auditors until the conclusion of the next Annual General Meeting of shareholders and authorized the Audit Committee of the Board of Directors to fix the independent auditors’ remuneration. Of the shares voted, 147,075,507 were in favor, 112,377 voted against and 38,436 were withheld.

Item 5 —	Other Information

None.

Item 6 —	Exhibits

31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350
32.2	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Willis Group Holdings Limited
(Registrant)

By:	/s/ Patrick C. Regan
Patrick C. Regan
Group Chief Operating Officer and
Group Chief Financial Officer
(Principal Accounting Officer)

Dated: August 7, 2009