Form 10-Q
period 2009-09-30
WILLIS GROUP HOLDINGS LTD
filed 2009-11-06
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

As of October 30, 2009, there were outstanding 168,339,157 shares of common stock, par value $0.000115 per share of the registrant.

WILLIS GROUP HOLDINGS LIMITED

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

Certain Definitions

The following definitions apply throughout this quarterly report unless the context requires otherwise:

“We”, “Us”, “Company”, “Group”, “Willis” or “our”	Willis Group Holdings Limited and its subsidiaries.
“Willis Group Holdings” or “Willis-Bermuda”	Willis Group Holdings Limited.
“HRH”	Hilb, Rogal & Hobbs Company.
“Willis-Ireland”	Willis Group Holdings Public Limited Company.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

We have included in this document “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our proposed re-domestication from Bermuda to Ireland, the potential benefits of the HRH acquisition, discussions concerning the sale of a portion of our interest in Gras Savoye, our outlook, future capital expenditures, growth in commissions and fees, business strategies, competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, plans and references to future successes are forward-looking statements. Also, when we use the words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “probably”, or similar expressions, we are making forward-looking statements.

There are important uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•	the impact of any regional, national or global political, economic, business, competitive, market and regulatory conditions on our global business operations;

•	the impact of current financial market conditions and the current credit crisis on our results of operations and financial condition, including as a result of any insolvencies of or other difficulties experienced by our clients, insurance companies or financial institutions;

•	our ability to achieve the expected cost savings, synergies and other strategic benefits as a result of the HRH acquisition and how the integration of HRH may affect the timing of such cost savings, synergies and benefits;

•	our ability to continue to manage our significant indebtedness;

•	our ability to implement and realize anticipated benefits of the Shaping our Future initiative and any other new initiatives;

•	material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane, or otherwise;

•	the volatility or declines in other insurance markets and premiums on which our commissions are based, but which we do not control;

•	our ability to compete effectively in our industry;

•	our ability to retain key employees and clients and attract new business;

•	the timing or ability to carry out share repurchases or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;

•	any fluctuations in exchange and interest rates that could affect expenses and revenue;

•	rating agency actions that could inhibit our ability to borrow funds or the pricing thereof;

•	a significant decline in the value of investments that fund our pension plans or changes in our pension plan funding obligations;

•	the timing of any exercise of put and call arrangements with associated companies;

•	changes in the tax or accounting treatment of our operations, such as the recent proposals made by the Obama administration regarding international tax reform;

•	the potential costs and difficulties in complying with a wide variety of foreign laws and regulations and any related changes, given the global scope of our operations;

•	our involvement in and the results of any regulatory investigations, legal proceedings and other contingencies;

•	our exposure to potential liabilities arising from errors and omissions and other potential claims against us;

•	our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we self-insure; and

•	the interruption or loss of our information processing systems or failure to maintain secure information systems.

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For additional factors see the section entitled “Risk Factors”.

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

PART I — FINANCIAL INFORMATION

Item 1 —	Financial Statements

WILLIS GROUP HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(millions, except per share data)

REVENUES
Commissions and fees	$714	$556	$2,401	$1,969
Investment income	10	22	35	64
Other income	1	1	3	2

Total revenues	725	579	2,439	2,035

EXPENSES
Salaries and benefits	(449)	(359)	(1,372)	(1,198)
Other operating expenses	(151)	(131)	(428)	(421)
Depreciation expense	(15)	(14)	(43)	(41)
Amortization of intangible assets	(29)	(6)	(76)	(12)
Gain on disposal of London headquarters	—	—	—	8
Net gain (loss) on disposal of operations	1	(3)	1	(3)

Total expenses	(643)	(513)	(1,918)	(1,667)

OPERATING INCOME	82	66	521	368
Interest expense	(47)	(32)	(128)	(69)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	35	34	393	299
Income taxes	29	(2)	(64)	(74)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	64	32	329	225
Interest in earnings of associates, net of tax	16	6	42	29

INCOME FROM CONTINUING OPERATIONS	80	38	371	254
Discontinued operations, net of tax (Note 5)	1	—	2	—

NET INCOME	81	38	373	254
Less: net income attributable to noncontrolling interests	(2)	(2)	(14)	(13)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$79	$36	$359	$241

AMOUNTS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS COMMON SHAREHOLDERS
Income from continuing operations, net of tax	$78	$36	$357	$241
Income from discontinued operations, net of tax	1	—	2	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$79	$36	$359	$241

EARNINGS PER SHARE — BASIC AND DILUTED (Note 6)
BASIC EARNINGS PER SHARE
— Continuing operations	$0.46	$0.25	$2.13	$1.70

DILUTED EARNINGS PER SHARE
— Continuing operations	$0.46	$0.25	$2.13	$1.70

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26	$0.78	$0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(millions, except share data)

ASSETS
Cash and cash equivalents	$203	$176
Fiduciary funds — restricted	1,815	1,854
Short-term investments	—	20
Accounts receivable, net of allowance for doubtful accounts of $22 million in 2009 and $24 million in 2008	8,980	9,131
Fixed assets, net of accumulated depreciation of $287 million in 2009 and $236 million in 2008	353	312
Goodwill (Note 11)	3,271	3,275
Other intangible assets, net of accumulated amortization of $146 million in 2009 and $79 million in 2008 (Note 12)	597	682
Investments in associates	308	273
Deferred tax assets	27	76
Pension benefits asset	148	111
Other assets	674	492

TOTAL ASSETS	$16,376	$16,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,152	$10,314
Deferred revenue and accrued expenses	305	471
Deferred tax liabilities	2	21
Income taxes payable	25	18
Short-term debt (Note 13)	231	785
Long-term debt (Note 13)	2,375	1,865
Liability for pension benefits	222	237
Other liabilities	863	796

Total liabilities	14,175	14,507

COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY
Common shares, $0.000115 par value; Authorized: 4,000,000,000; Issued and outstanding, 168,313,101 shares in 2009 and 166,757,654 shares in 2008	—	—
Additional paid-in capital	903	886
Retained earnings	1,823	1,593
Accumulated other comprehensive loss, net of tax (Note 15)	(567)	(630)
Treasury stock, at cost, 83,580 shares in 2009 and 2008	(4)	(4)

Total Willis Group Holdings stockholders’ equity	2,155	1,845
Noncontrolling interests	46	50

Total equity	2,201	1,895

TOTAL LIABILITIES AND EQUITY	$16,376	$16,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2009	2008
	(millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$373	$254
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on disposal of operations, fixed and intangible assets and short-term investments	(3)	1
Gain on disposal of London headquarters	—	(8)
Depreciation expense	43	41
Amortization of intangible assets	76	12
Addition to (release of) provision for doubtful accounts	1	(6)
(Benefit) provision for deferred income taxes	(1)	32
Excess tax benefits from share-based payment arrangements	3	(5)
Share-based compensation	26	29
Undistributed earnings of associates	(31)	(20)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds — restricted	117	(249)
Accounts receivable	369	(1,903)
Accounts payable	(364)	2,163
Additional funding of UK and US pension plans	—	(81)
Other assets	(85)	(145)
Other liabilities	(237)	(8)
Effect of exchange rate changes	(1)	15

Net cash provided by operating activities	286	122

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	12	3
Additions to fixed assets	(74)	(66)
Acquisitions of subsidiaries, net of cash acquired	1	(10)
Investments in associates	(43)	(31)
Proceeds from sale of operations, net of cash disposed	42	8
Proceeds on sale of short-term investments	20	3

Net cash used in investing activities	(42)	(93)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	65	120
Proceeds from issue of short-term debt, net of debt issuance costs	1	—
Repurchase of 2010 senior notes	(160)	—
Repayments of debt	(750)	—
Senior notes issued, net of debt issuance costs	778	—
Repurchase of shares	—	(75)
Proceeds from issue of shares	15	8
Excess tax benefits from share-based payment arrangements	(3)	5
Dividends paid	(130)	(109)
Acquisition of noncontrolling interests	(31)	(5)
Dividends paid to noncontrolling interests	(12)	(9)

Net cash used in financing activities	(227)	(65)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17	(36)
Effect of exchange rate changes on cash and cash equivalents	10	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	176	200

CASH AND CASH EQUIVALENTS, END OF PERIOD	$203	$156

Cash and cash equivalents — reported as discontinued operations	—	—

Cash and cash equivalents — continuing operations	$203	$156

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

In September 2009, Willis Group Holding’s board of directors approved changing its place of incorporation from Bermuda to Ireland. This move is part of a reorganization that will create a newly formed Irish company, Willis Group Holdings Public Limited Company (or Willis-Ireland). On December 11, 2009, shareholders will be asked to vote in favor of completing the reorganization at a special shareholders meeting. If conditions are satisfied, including approval by the shareholders and the Supreme Court of Bermuda, Willis-Ireland will replace Willis Group Holdings as the ultimate parent company. The change of the Company’s place of incorporation is currently expected to become effective on December 31, 2009.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements (“Interim Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine month period ended September 30, 2009 may not necessarily be indicative of the operating results for the entire fiscal year.

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

Recent Accounting Pronouncements

During third quarter 2009, the Company adopted the new Accounting Standards Codification (ASC) as issued by the Financial Accounting Standards Board (FASB). The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business Combinations

With effect from January 1, 2009, the FASB issued new accounting guidance related to business combinations. This guidance made substantial changes to how entities account for business combinations, establishing principles and requirements for how the acquirer:

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

Noncontrolling Interests in Consolidated Financial Statements

With effect from January 1, 2009, the FASB issued new accounting guidance related to noncontrolling interests. The guidance established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. It clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the Consolidated Financial Statements.

The impact of this change on the Company’s balance sheet is outlined below:

	January 1, 2009
	Before	Effect of	After
	application	application	application
	(millions)

Minority Interest	$50	(50)	$—

Total Willis Group Holdings stockholders’ equity	1,845		1,845

Noncontrolling interests	—	50	50

Total equity	$1,845		$1,895

Accordingly, certain reclassifications have been made in prior year amounts to conform to current year presentation.

Variable interest entities

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (VIE) and requires ongoing reassessment of whether an

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

enterprise is the primary beneficiary of the VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics:

•	the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and

•	the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE .

The FASB has also issued a number of other amendments which are effective for financial years beginning after November 15, 2009 and is effective for the Company from January 1, 2010. The Company does not believe this will have a material effect on its financial position or results of operations.

Subsequent events

Effective for interim or annual financial periods ending after June 15, 2009, the FASB issued new accounting guidance related to subsequent events. This requires the Company to disclose the date through which subsequent events have been evaluated. For the purpose of this report, this date is the filing date November 6, 2009.

3.	SALARIES AND BENEFITS

Severance costs

The Company incurred severance costs of $20 million in the nine months ended September 30, 2009 (2008: $26 million), relating to over 350 positions that have been, or are in the process of being, eliminated as part of the Company’s continuing focus on managing expense. Of these costs, $18 million were incurred in first half 2009 as part of our Right Sizing Willis initiatives and $2 million were incurred in the three months ended September 30, 2009 (2008: $1 million). Severance costs for these employees were recognized pursuant to the terms of their existing benefit arrangements or employment agreements.

Share-based compensation

The Company incurred share-based compensation, reported within salaries and benefits, of $26 million in the nine months ended September 30, 2009 (2008: $29 million), of which $11 million was incurred in the three months ended September 30, 2009 (2008: $10 million).

During the nine months ended September 30, 2009, the Company recorded a $5 million credit relating to the accumulated compensation expense for certain 2008 awards which were dependent upon 2009 performance targets set at the date of grant which the Company no longer expects to achieve (2008: $nil), of which $nil was recorded in the three months ended September 30, 2009.

4.	INCOME TAXES

The third quarter 2009 tax charge benefited from two material tax credits:

•	a $27 million release relating to a 2009 change in tax law. As at June 30, 2009, the Company held a provision of $27 million relating to tax that would potentially be payable should the unremitted earnings of its foreign subsidiaries be repatriated. Following a change in UK tax law effective in third quarter 2009, these earnings may now be repatriated without additional tax cost and, consequently, the provision has been released; and

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.	INCOME TAXES (Continued)

•	an $11 million release relating to uncertain tax positions due to the closure of the statute of limitations on assessments for previously unrecognized tax benefits. There was a similar $5 million release of uncertain tax positions in third quarter 2008.

Excluding the benefit of these tax credits, the effective tax rate for the three and nine months ended September 30, 2009 would have been 26 percent.

5.	DISCONTINUED OPERATIONS

On April 15, 2009, the Company entered into a contract and disposed of Bliss & Glennon, a US-based wholesale insurance operation acquired as part of the HRH acquisition. Gross proceeds were $41 million, of which $3 million is held in escrow for potential indemnification claims until second quarter 2010.

Bliss & Glennon’s net assets at April 15, 2009, were $39 million, of which $35 million related to identifiable intangible assets and goodwill. In addition, there were costs and income taxes relating to the transaction of $2 million. No gain or loss was recognized on this disposal.

On September 1, 2009, the Company disposed of the assets related to the wholesale business of Managing Agency Group (MAG), another US-based wholesale insurance operation acquired as part of the HRH acquisition. Gross proceeds were $5 million.

MAG’s net assets at September 1, 2009, were $3 million, all of which related to identifiable intangible assets and goodwill. In addition, there were costs and income taxes relating to the transaction of $2 million. No gain or loss was recognized on this disposal.

Amounts of revenue and pre-tax income reported in discontinued operations include the following:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2009	2009
	(millions)	(millions)

Revenues	$2	$9

Income before income taxes	1	2
Income taxes	—	—

Income from discontinued operations	$1	$2

Gain on disposal of discontinued operations, net of tax	—	—

Discontinued operations, net of tax	$1	$2

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	DISCONTINUED OPERATIONS (Continued)

Net assets and liabilities of discontinued operations consist of the following:

	Bliss & Glennon	MAG
	April 15,	September 1,
	2009	2009
	(millions)	(millions)

Assets
Cash and cash equivalents	$3	$—
Fiduciary funds — restricted	10	—
Accounts receivable	16	—
Fixed assets	1	—
Intangible assets	35	3
Other assets	2	—

Total assets	$67	$3

Liabilities
Accounts payable	$26	$—
Other liabilities	2	—

Total liabilities	$28	$—

Net assets of discontinued operations	$39	$3

6.	EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net income attributable to Willis Group Holdings by the average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company. At September 30, 2009, time-based and performance-based options to purchase 13.5 million and 9.3 million (2008: 13.6 million and 5.6 million) shares of Willis common stock, respectively, and 1.1 million (2008: 1.4 million) restricted shares, were outstanding.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	EARNINGS PER SHARE (Continued)

Basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(millions, except per share data)

Net income attributable to Willis Group Holdings	$79	$36	$359	$241

Basic average number of shares outstanding	168	142	168	142
Dilutive effect of potentially issuable shares	1	—	—	—

Diluted average number of shares outstanding	169	142	168	142

Basic earnings per share:
Continuing operations	$0.46	$0.25	$2.13	$1.70
Discontinued operations	0.01	—	0.01	—

Net income attributable to Willis Group Holdings common shareholders	$0.47	$0.25	$2.14	$1.70

Dilutive effect of potentially issuable shares	—	—	—	—

Diluted earnings per share:
Continuing operations	$0.46	$0.25	$2.13	$1.70
Discontinued operations	0.01	—	0.01	—

Net income attributable to Willis Group Holdings common shareholders	$0.47	$0.25	$2.14	$1.70

Options to purchase 21.8 million and 22.4 million shares were not included in the computation of the dilutive effect of stock options for the three and nine month periods ended September 30, 2009, respectively because the effect was antidilutive (three and nine month periods ended September 30, 2008: 17.7 million and 16.0 million).

7.	HRH ACQUISITION

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

The Company recognized identifiable intangible assets of $0.6 billion and goodwill of $1.6 billion on the acquisition. During the nine months ended September 30, 2009, the Company has finalized the purchase price allocation, resulting in an additional net $20 million of goodwill being recognized.

Assuming the acquisition had occurred on January 1, 2007, pro forma combined revenues for the Company for fiscal year 2008 would have been $3,451 million (2007: $3,378 million), of which $1,546 million, or 45 percent (2007: $1,586 million, or 47 percent), would be attributable to the Company’s North America operations.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	PENSION PLANS

The components of the net periodic benefit cost of the UK, US and International defined benefit plans are as follows:

	Three months ended September 30,
	UK pension		US pension		Intl pension
	benefits		benefits		benefits
	2009	2008	2009	2008	2009	2008
	(millions)

Components of net periodic benefit cost (income):
Service cost	$5	$9	$—	$5	$2	$3
Interest cost	25	29	10	10	2	1
Expected return on plan assets	(33)	(49)	(10)	(11)	(2)	(2)
Amortization of unrecognized prior service gain	(1)	(1)	—	—	—	—
Amortization of unrecognized actuarial loss	9	—	1	—	1	—

Net periodic benefit cost (income)	$5	$(12)	$1	$4	$3	$2

	Nine months ended September 30,
	UK pension		US pension		Intl pension
	benefits		benefits		benefits
	2009	2008	2009	2008	2009	2008
	(millions)

Components of net periodic benefit cost (income):
Service cost	$15	$28	$7	$17	$5	$6
Interest cost	71	90	30	29	6	5
Expected return on plan assets	(94)	(145)	(27)	(35)	(5)	(6)
Amortization of unrecognized prior service gain	(3)	(2)	—	(1)	—	—
Amortization of unrecognized actuarial loss	25	—	6	—	2	—
Curtailment gain	—	—	(12)	—	—	—

Net periodic benefit cost (income)	$14	$(29)	$4	$10	$8	$5

As of September 30, 2009, the Company had made contributions of $33 million, $27 million and $5 million to the UK, US and International defined benefit pension plans (2008: $111 million, $8 million and $5 million), respectively. The Company expects to contribute approximately $39 million to the UK defined benefit pension plan, $27 million to the US plan and $6 million to the International plan for the fiscal year 2009.

Effective May 15, 2009, the Company closed the US defined benefit plan to future accrual. Consequently, a curtailment gain of $12 million was recognized during the three months ended June 30, 2009, and the nine months ended September 30, 2009 (2008: $nil).

9.	COMMITMENTS AND CONTINGENCIES

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	COMMITMENTS AND CONTINGENCIES (Continued)

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

The material actual or potential claims, lawsuits and other proceedings, of which the Company is currently aware, are:

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	COMMITMENTS AND CONTINGENCIES (Continued)

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	COMMITMENTS AND CONTINGENCIES (Continued)

proceeding or any arbitration, Willis Limited entered into tolling agreements with certain of the principals to the reinsurance contracts tolling the statute of limitations pending the outcome of proceedings between the reinsureds and reinsurers.

Two former clients of Willis Limited, American Reliable Insurance Company and one of its associated companies (collectively, “ARIC”), and CNA Insurance Company Limited and two of its associated companies (“CNA”) terminated their respective tolling agreements with Willis Limited and commenced litigation in September 2007 and January 2008, respectively, in the English Commercial Court against Willis Limited. ARIC alleged conspiracy between a former Willis Limited employee and the ARIC underwriter as well as negligence and CNA alleged deceit and negligence by the same Willis Limited employee both in connection with placements of personal accident reinsurance in the excess of loss market in London and elsewhere. ARIC asserted a claim of approximately $257 million (plus unspecified interest and costs). On June 9, 2009, Willis Limited entered into a settlement agreement with American Reliable Insurance Company and Assurant General Insurance Limited pursuant to which Willis Limited agreed to pay a total of $139 million to ARIC in two installments. All installments have been paid by the Company. Each party has also released and waived all claims it may have against any of the other parties arising out of or in connection with the subject matter of the litigation. The settlement includes no admission of wrongdoing by any party. The $139 million required to fund the settlement agreement was covered by errors and omissions insurance.

On September 11, 2009, Willis Limited, entered into a settlement agreement with CNA, subsidiaries of CNA Financial Corporation. Pursuant to the settlement agreement, Willis Limited has agreed to pay a total of $130 million to CNA in two installments. The first installment of $60 million was paid on October 9, 2009 and the second installment of $70 million will be paid on or before December 23, 2009. Each party has also released and waived all claims it may have against any of the other parties arising out of or in connection with the subject-matter of the litigation. The settlement includes no admission of wrongdoing by any party. The Company believes the $130 million required to fund the settlement agreement will be covered by errors and omissions insurance.

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	COMMITMENTS AND CONTINGENCIES (Continued)

the discovery phase of the litigation. The suit was amended to include one additional plaintiff and another has filed an arbitration demand that includes a class allegation. The Court has decided that, to the extent a class is ever certified, the class period will end at the end of 2007 and not up to the time of trial as plaintiffs had sought. The Company cannot predict at this time what, if any, damages might result from this action.

World Trade Center

The Company acted as the insurance broker, but not as an underwriter, for the placement of both property and casualty insurance for a number of entities which were directly impacted by the September 11, 2001, destruction of the World Trade Center complex, including Silverstein Properties LLC, which acquired a 99-year leasehold interest in the twin towers and related facilities from the Port Authority of New York and New Jersey in July 2001. Although the World Trade Center complex insurance was bound at or before the July 2001 closing of the leasehold acquisition, consistent with standard industry practice, the final policy wording for the placements was still in the process of being finalized when the twin towers and other buildings in the complex were destroyed on September 11, 2001. There have been a number of lawsuits in the United States between the insured parties and the insurers for several placements and other disputes may arise in respect of insurance placed by us which could affect the Company including claims by one or more of the insureds that the Company made culpable errors or omissions in connection with our brokerage activities. However, the Company does not believe that our role as broker will lead to liabilities which in the aggregate would have a material adverse effect on our results of operations, financial condition or liquidity.

Stanford Financial Group

On July 2, 2009, a putative class action complaint, captioned Troice v. Willis of Colorado, Inc., et al., Case No. 09-CV-01274, was filed in the U.S. District Court for the Northern District of Texas against Willis Group Holdings, Willis of Colorado, Inc. and a Willis associate, among others, relating to the collapse of The Stanford Financial Group (“Stanford”), for which the Company acted as brokers of record on certain lines of insurance. The complaint generally alleges that the Company actively and materially aided Stanford’s alleged fraud by providing Stanford with certain letters regarding coverage that the Company knew would be used to help retain or attract actual or prospective Stanford client investors. The suit alleges that these letters, which contain statements about Stanford and the insurance policies that the Company placed for Stanford, contain untruths and omit material facts and were drafted in this manner to help Stanford promote and sell its allegedly fraudulent certificates of deposit. The putative class consists of Stanford investors in Mexico and the complaint asserts various claims under Texas statutory and common law and seeks actual damages in excess of $1 billion, punitive damages and costs. On August 12, 2009, the plaintiffs filed an amended complaint, which, notwithstanding the addition of certain factual allegations and Texas common law claims, largely mirrors the original and seeks the same relief.

On July 17, 2009, a putative class action complaint, captioned Ranni v. Willis of Colorado, Inc., et al., Case No. 09-CV-22085, was filed against Willis Group Holdings and Willis of Colorado, Inc. in the U.S. District Court for the Southern District of Florida, relating to the same alleged course of conduct as the Troice complaint described above. Based on substantially the same allegations as the Troice complaint, but on behalf of a putative class of Venezuelan and other South American Stanford investors, the Ranni complaint asserts a claim under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, as well as various claims under Florida statutory and common law, and seeks damages in an amount to be determined at trial and costs.

On or about July 24, 2009, a motion was filed by certain individuals (collectively, the “Movants”) with the U.S. Judicial Panel on Multidistrict Litigation (the “JPML”) to consolidate and coordinate in the Northern District of Texas nine separate putative class actions — including the Troice and Ranni actions described

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	COMMITMENTS AND CONTINGENCIES (Continued)

above, as well as other actions against various Stanford-related entities and individuals and the Commonwealth of Antigua and Barbuda — relating to Stanford and its allegedly fraudulent certificates of deposit.

On August 6, 2009, a putative class action complaint, captioned Canabal v. Willis of Colorado, Inc., et al., Case No. 09-CV-01474, was filed against Willis Group Holdings, Willis of Colorado, Inc. and the same Willis associate, among others, also in the Northern District of Texas, relating to the same alleged course of conduct as the Troice complaint described above. Based on substantially the same allegations as the Troice complaint, but on behalf of a putative class of Venezuelan investors, the Canabal complaint asserts various claims under Texas statutory and common law and seeks actual damages in excess of $1 billion, punitive damages, attorneys’ fees and costs.

On or about August 10, 2009, the Movants filed with the JPML a Notice of Related Action that referred the Canabal action to the JPML.

On October 6, 2009, the JPML ruled on the transfer motion, transferring seven of the subject actions (including the Troice and Ranni actions) — i.e., the original nine actions minus two that have since been dismissed — for consolidation or coordination in the Northern District of Texas. The JPML, however, has not yet acted upon the Canabal or various other tag-along actions that have since been referred to it. Pending a decision thereon and the effectuation of the JPML’s initial transfer order, the defendants have not yet responded to the Troice, Ranni or Canabal complaints.

In addition, on September 14, 2009, a complaint, captioned Rupert v. Robert S. Winter, et al., Case No. 2009C115137, was filed on behalf of 97 Stanford investors against Willis Group Holdings, Willis of Colorado, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). Based on substantially the same allegations as the Troice complaint, the Rupert complaint asserts claims under the Securities Act of 1933, as well as various Texas statutory and common law claims, and seeks rescission, damages, special damages and consequential damages of $79.1 million, treble damages of $237.4 million under the Texas Insurance Code, attorneys’ fees and costs. On October 20, 2009, certain defendants, including Willis of Colorado, Inc., (i) removed the Rupert action to the U.S. District Court for the Western District of Texas, (ii) notified the JPML of the pendency of this additional tag-along action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. That motion is currently pending.

Additional actions could be brought in the future by other investors in certificates of deposit issued by Stanford and its affiliates. The Company disputes these allegations and intends to defend itself vigorously against these actions. The outcomes of these actions, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.	FAIR VALUE MEASUREMENT

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2009
	Quoted
	prices in
	active	Significant	Significant
	markets for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	Level 1	Level 2	Level 3	Total
	(millions)

Assets at fair value:
Fiduciary funds — restricted	$1,815	$—	$—	$1,815
Derivative financial instruments	—	38	—	38

Total assets	$1,815	$38	$—	$1,853

Liabilities at fair value:
Derivative financial instruments	$—	$37	$—	$37

Total liabilities	$—	$37	$—	$37

	December 31, 2008
	Quoted
	prices in	Significant	Significant
	active	other	other
	markets for	observable	unobservable
	identical assets	inputs	inputs
	Level 1	Level 2	Level 3	Total
	(millions)

Assets at fair value:
Fiduciary funds — restricted	$1,854	$—	$—	$1,854
Short-term investments	20	—	—	20
Derivative financial instruments	—	42	—	42

Total assets	$1,874	$42	$—	$1,916

Liabilities at fair value:
Derivative financial instruments	$—	$88	$—	$88

Total liabilities	$—	$88	$—	$88

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.  FAIR VALUE MEASUREMENT (Continued)

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
		(millions)

Assets:
Cash and cash equivalents	$203	$203	$176	$176
Fiduciary funds — restricted	1,815	1,815	1,854	1,854
Short-term investments	—	—	20	20
Derivative financial instruments	38	38	42	42
Liabilities:
Short-term debt	$231	$232	$785	$785
Long-term debt	2,375	2,620	1,865	1,546
Derivative financial instruments	37	37	88	88

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

11.	GOODWILL

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

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.	GOODWILL (Continued)

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2009 and the year ended December 31, 2008 are as follows:

		North
	Global	America	International	Total
	(millions)

Balance at January 1, 2008	$992	$259	$397	$1,648
Goodwill acquired during 2008	52	1,551	22	1,625
Foreign exchange	2	—	—	2

Balance at December 31, 2008	$1,046	$1,810	$419	$3,275
Goodwill acquired during 2009	5	1	6	12
Purchase price allocation adjustments	24	(4)	—	20
Goodwill disposed of during 2009	—	(27)	—	(27)
Foreign exchange	(9)	—	—	(9)

Balance at September 30, 2009	$1,066	$1,780	$425	$3,271

12.	OTHER INTANGIBLE ASSETS

Other intangible assets are classified into two categories:

•	“Customer and Marketing related” includes client lists, client relationships and non-compete agreements; and

•	“Contract based, Technology and Other” includes all other purchased intangible assets.

The major classes of amortizable intangible assets are as follows:

	September 30,	December 31,
	2009	2008
	(millions)

Customer and Marketing related	$748	$757
Less: accumulated amortization	(153)	(78)

Net amortizable Customer and Marketing related	595	679

Contract based, Technology and Other	4	4
Less: accumulated amortization	(2)	(1)

Net amortizable Contract based, Technology and Other	2	3

Total amortizable intangible assets	752	761
Less: accumulated amortization	(155)	(79)

Net total amortizable intangible assets	$597	$682

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.	OTHER INTANGIBLE ASSETS (Continued)

The aggregate amortization of intangible assets for the nine months ended September 30, 2009, was $76 million (2008: $12 million), of which $29 million was recognized in the three months ended September 30, 2009 (2008: $5 million). Net total amortizable intangible assets are expected to be amortized over the following periods:

(millions)

Remainder of 2009	$23
2010	84
2011	68
2012	62
2013	57
Thereafter	303

$597

13.	DEBT

Short-term debt consists of the following:

	September 30,	December 31,
	2009	2008
	(millions)

Current portion of 5-year term loan facility	$140	$35
5.125% Senior notes due 2010	90	—
Interim credit facility	—	750
Other bank loans	1	—

	$231	$785

Long-term debt consists of the following:

	September 30,	December 31,
	2009	2008
	(millions)

5.125% Senior notes due 2010	$—	$250
5.625% Senior notes due 2015	350	350
6.200% Senior notes due 2017	600	600
12.875% Senior notes due 2016	500	—
7.000% Senior notes due 2019	300	—
Revolving credit facility	65	—
5-year term loan facility	560	665

	$2,375	$1,865

The revolving credit facility bears interest at LIBOR plus 2.250% and expires on October 1, 2013. The 5-year term loan facility also bears interest at LIBOR plus 2.250% and is repayable $35 million per quarter commencing December 31, 2009, with a final payment of $140 million due in the fourth quarter of 2013.

The Company issued $300 million of senior unsecured notes due 2019 at 7.000% at a public offering price of 99.503% per note. The Company repurchased $160 million of its 5.125% senior notes due July 2010.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Nine months ended
	September 30,
	2009	2008
	(millions)

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$87	$30
Cash payments for interest	135	75

Supplemental disclosures of non-cash investing and financing activities:
Liabilities accrued for additions to fixed assets	$—	$12
Issue of stock on acquisitions of subsidiaries	1	9
Issue of stock on acquisitions of noncontrolling interests	10	—

Acquisitions:
Fair value of assets acquired	$30	$10
Less: Liabilities assumed	(56)	—
Less: Cash acquired	(12)	—

Net (liabilities) assets acquired, net of cash acquired	$(38)	$10

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15.	COMPREHENSIVE INCOME

a) The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(millions)

Net income	$81	$38	$373	$254
Other comprehensive income, net of tax:
Foreign currency translation adjustment (net of tax of $nil, $nil, $nil and $nil)	11	(59)	16	(43)
Pension adjustment (net of tax of $(2) million, $nil, $(4) million and $1 million)	6	(1)	12	(2)
Net (loss) gain on derivative instruments (net of tax of $4 million, $(2) million, $(13) million and $2 million)	(8)	5	35	(5)

Other comprehensive income (loss) (net of tax of $2 million, $(2) million, $(17) million and $3 million)	9	(55)	63	(50)

Comprehensive income (loss)	90	(17)	436	204
Noncontrolling interests	(2)	(2)	(14)	(13)

Comprehensive income (loss) attributable to Willis Group Holdings	$88	$(19)	$422	$191

b) The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 30,	December 31,
	2009	2008
	(millions)

Net foreign currency translation adjustment	$(57)	$(73)
Net unrealized holding loss on investments	(1)	(1)
Pension adjustment	(509)	(521)
Net unrealized gain (loss) on derivative instruments	—	(35)

Accumulated other comprehensive loss attributable to Willis Group Holdings, net of tax	(567)	(630)
Noncontrolling interests	—	—

Accumulated other comprehensive loss, net of tax	$(567)	$(630)

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

16.	STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

The components of stockholders’ equity and noncontrolling interests are as follows:

	September 30, 2009			September 30, 2008
	Willis			Willis
	Group			Group
	Holdings	Noncontrolling	Total	Holdings	Noncontrolling	Total
	Stockholders	interests	equity	Stockholders	interests	equity
	(millions)

Balance at beginning of period	$1,845	$50	$1,895	$1,347	$48	$1,395
Comprehensive income:
Net income	359	14	373	241	13	254
Other comprehensive income (loss), net of tax	63	—	63	(50)	—	(50)

Comprehensive income	422	14	436	191	13	204
Dividends	(130)	(12)	(142)	(109)	(9)	(118)
Additional paid-in capital	17	—	17	50	—	50
Purchase of subsidiary shares from noncontrolling interests	—	(11)	(11)	—	(4)	(4)
Additional noncontrolling interests	—	4	4	—	—	—
Repurchase of shares	—	—	—	(75)	—	(75)
Foreign currency translation	1	1	2	—	(2)	(2)

Balance at end of period	$2,155	$46	$2,201	$1,404	$46	$1,450

The effects of changes in Willis Group Holdings ownership interest in its subsidiaries on equity are as follows:

	September 30,	September 30,
	2009	2008
	(millions)

Net income attributable to Willis Group Holdings	$359	$241

Transfers from noncontrolling interests:
Decrease in Willis Group Holdings paid-in capital for purchase of noncontrolling interests	(21)	(1)

Net transfers to noncontrolling interests	(21)	(1)

Change from net income attributable to Willis Group Holdings and transfers from noncontrolling interests	$338	$240

17.	SEGMENT INFORMATION

During the periods presented, the Company operated through three segments: Global, North America and International. Global provides specialist brokerage and consulting services to clients worldwide for specific industrial and commercial activities and is organized by specialism. North America and International predominantly comprise our retail operations which provide services to small, medium and major corporations, accessing Global’s specialist expertise when required.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	SEGMENT INFORMATION (Continued)

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

In 2008, the Company changed its basis of segmental allocation for central costs. Foreign exchange movements on the UK pension plan asset or liability are held at the Corporate level. As a result of this change, $10 million net operating loss for the three months ended September 30, 2008, and $9 million net operating loss for the nine months ended September 30, 2008, previously allocated to the operating segments, has been reported within Corporate.

Selected information regarding the Company’s operating segments is as follows:

	Three months ended September 30, 2009
							Interest in
					Depreciation		earnings of
	Commissions	Investment	Other	Total	and	Operating	associates,
	and fees	income	income	revenues	amortization	income	net of tax
	(millions)

Global	$175	$1	$—	$176	$4	$33	$—

North America	320	4	1	325	5	70	—
International	219	5	—	224	6	30	16

Total Retail	539	9	1	549	11	100	16

Total Operating Segments	714	10	1	725	15	133	16
Corporate and Other(1)	—	—	—	—	29	(51)	—

Total Consolidated	$714	$10	$1	$725	$44	$82	$16

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	SEGMENT INFORMATION (Continued)

	Three months ended September 30, 2008
							Interest in
					Depreciation		earnings of
	Commissions	Investment	Other	Total	and	Operating	associates,
	and fees	income	income	revenues	amortization	income	net of tax
	(millions)

Global	$159	$8	$—	$167	$3	$29	$—

North America	175	3	1	179	4	18	—
International	222	11	—	233	7	38	6

Total Retail	397	14	1	412	11	56	6

Total Operating Segments	556	22	1	579	14	85	6
Corporate and Other(1)	—	—	—	—	6	(19)	—

Total Consolidated	$556	$22	$1	$579	$20	$66	$6

	Nine months ended September 30, 2009
							Interest in
					Depreciation		earnings of
	Commissions	Investment	Other	Total	and	Operating	associates,
	and fees	income	income	revenues	amortization	income	net of tax
	(millions)

Global	$657	$6	$—	$663	$10	$234	$—

North America	1,023	12	3	1,038	16	239	—
International	721	17	—	738	17	181	42

Total Retail	1,744	29	3	1,776	33	420	42

Total Operating Segments	2,401	35	3	2,439	43	654	42
Corporate and Other(1)	—	—	—	—	76	(133)	—

Total Consolidated	$2,401	$35	$3	$2,439	$119	$521	$42

	Nine months ended September 30, 2008
							Interest in
					Depreciation		earnings of
	Commissions	Investment	Other	Total	and	Operating	associates,
	and fees	income	income	revenues	amortization	income	net of tax
	(millions)

Global	$627	$24	$—	$651	$10	$221	$—

North America	559	11	2	572	11	76	—
International	783	29	—	812	20	199	29

Total Retail	1,342	40	2	1,384	31	275	29

Total Operating Segments	1,969	64	2	2,035	41	496	29
Corporate and Other(1)	—	—	—	—	12	(128)	—

Total Consolidated	$1,969	$64	$2	$2,035	$53	$368	$29

(1)	Corporate and Other includes the costs of the holding company; foreign exchange hedging activities and foreign exchange on the UK pension plan asset; amortization of intangible assets; net gains and losses on disposal of operations; certain legal costs; integration costs associated with the acquisition of HRH and 2008 expense review costs.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	SEGMENT INFORMATION (Continued)

The Company does not routinely evaluate the total asset position by segment, and the following allocations have been made based on reasonable estimates and assumptions:

	September 30,	December 31,
	2009	2008
	(millions)

Total assets:
Global	$10,256	$9,319

North America	4,294	5,088
International	1,933	2,071

Total Retail	6,227	7,159

Total Operating Segments	16,483	16,478
Corporate and Other	(107)	(76)

Total Consolidated	$16,376	$16,402

The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income from continuing operations, before income taxes and interest in earnings of associates:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(millions)		(millions)

Total consolidated operating income	$82	$66	$521	$368
Interest expense	(47)	(32)	(128)	(69)

Income before income taxes, interest in earnings of associates and noncontrolling interests	$35	$34	$393	$299

18.	SHARE BUYBACKS

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced the previous $1 billion buyback program and its remaining $308 million authorization. The program is an open-ended plan to repurchase the Company’s shares from time to time in the open market or through negotiated sales with persons who are not affiliates of the Company. During the nine months ended September 30, 2009, there were no shares repurchased. At September 30, 2009, $925 million remains under the program for future repurchases.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

On July 1, 2005, Willis North America Inc. (“Willis North America”) issued senior notes totaling $600 million under its January 2004 registration statement. On March 28, 2007, Willis North America issued further senior notes totaling $600 million under its June 2006 registration statement. On September 29, 2009, Willis North America issued senior notes totaling $300 million under its June 2009 registration statement. The debt securities at September 30, 2009, were jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Investment UK Holdings Limited, Willis Group Limited, Trinity Acquisition plc, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

Presented below is unaudited condensed consolidating financial information for: i) Willis Group Holdings, which is a guarantor, on a parent company only basis; ii) the Other Guarantors which are all 100% directly or indirectly owned subsidiaries of the parent; iii) the Issuer, Willis North America; iv) Other, which are the non-guarantor subsidiaries, on a combined basis; v) Eliminations; and vi) Consolidated Company. The equity method has been used for all investments in subsidiaries.

The entities included in the Other Guarantors column are Willis Investment UK Holdings Limited, Trinity Acquisition plc, TA I Limited, TA II Limited, TA III Limited, TA IV Limited and Willis Group Limited.

In addition, concurrently with the completion of the reorganization discussed in Note 1, it is expected that Willis-Ireland and certain of its subsidiaries will guarantee the obligations of Willis North America and assume the obligations of a parent entity under the indentures governing the senior notes issued by Willis North America.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations (unaudited)

	Three months ended September 30, 2009
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$714	$—	$714
Investment income	—	—	(1)	11	—	10
Other income	—	—	—	1	—	1

Total revenues	—	—	(1)	726	—	725

EXPENSES
Salaries and benefits	—	—	—	(450)	1	(449)
Other operating expenses	(2)	(20)	(91)	(53)	15	(151)
Depreciation expense	—	—	(1)	(14)	—	(15)
Amortization of intangible assets	—	—	—	(29)	—	(29)
Net gain on disposal of operations	—	—	—	1	—	1

Total expenses	(2)	(20)	(92)	(545)	16	(643)

OPERATING INCOME (LOSS)	(2)	(20)	(93)	181	16	82
Investment income from Group undertakings	24	97	117	(18)	(220)	—
Interest expense	—	(108)	(48)	(91)	200	(47)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	22	(31)	(24)	72	(4)	35
Income taxes	—	10	20	10	(11)	29

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	22	(21)	(4)	82	(15)	64
Interest in earnings of associates, net of tax	—	—	—	16	—	16

INCOME FROM CONTINUING OPERATIONS	22	(21)	(4)	98	(15)	80
Discontinued operations, net of tax	—	—	—	1	—	1

NET INCOME	22	(21)	(4)	99	(15)	81
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	57	122	(72)	—	(107)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$79	$101	$(76)	$99	$(124)	$79

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations (unaudited)

	Three months ended September 30, 2008
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$556	$—	$556
Investment income	—	—	4	84	(66)	22
Other income	—	—	—	1	—	1

Total revenues	—	—	4	641	(66)	579

EXPENSES
Salaries and benefits	—	—	—	(361)	2	(359)
Other operating expenses	(6)	(60)	(2)	(64)	1	(131)
Depreciation expense	—	—	(2)	(12)	—	(14)
Amortization of intangible assets	—	—	—	(3)	(3)	(6)
Net gain (loss) on disposal of operations	—	—	—	(3)	—	(3)

Total expenses	(6)	(60)	(4)	(443)	—	(513)

OPERATING (LOSS) INCOME	(6)	(60)	—	198	(66)	66
Investment income from Group undertakings	37	77	7	34	(155)	—
Interest expense	—	(38)	(28)	(91)	125	(32)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	31	(21)	(21)	141	(96)	34
Income taxes	—	14	10	(38)	12	(2)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	31	(7)	(11)	103	(84)	32
Interest in earnings of associates, net of tax	—	—	—	6	—	6

INCOME (LOSS) FROM CONTINUING OPERATIONS	31	(7)	(11)	109	(84)	38
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME (LOSS)	31	(7)	(11)	109	(84)	38
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	5	(3)	(13)	—	11	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$36	$(10)	$(24)	$109	$(75)	$36

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations (unaudited)

	Nine months ended September 30, 2009
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$2,401	$—	$2,401
Investment income	—	—	3	32	—	35
Other income	—	—	—	3	—	3

Total revenues	—	—	3	2,436	—	2,439

EXPENSES
Salaries and benefits	—	—	—	(1,378)	6	(1,372)
Other operating expenses	(2)	49	(48)	(439)	12	(428)
Depreciation expense	—	—	(5)	(38)	—	(43)
Amortization of intangible assets	—	—	—	(76)	—	(76)
Gain on disposal of operations	—	—	—	1	—	1

Total expenses	(2)	49	(53)	(1,930)	18	(1,918)

OPERATING INCOME	(2)	49	(50)	506	18	521
Investment income from Group undertakings	69	290	255	163	(777)	—
Interest expense	—	(307)	(132)	(302)	613	(128)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	67	32	73	367	(146)	393
Income taxes	—	(8)	17	(69)	(4)	(64)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	67	24	90	298	(150)	329
Interest in earnings of associates, net of tax	—	—	—	42	—	42

INCOME FROM CONTINUING OPERATIONS	67	24	90	340	(150)	371
Discontinued operations, net of tax	—	—	—	2	—	2

NET INCOME	67	24	90	342	(150)	373
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(11)	(14)
EQUITY ACCOUNT FOR SUBSIDIARIES	292	251	(38)	—	(505)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$359	$275	$52	$339	$(666)	$359

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations (unaudited)

	Nine months ended September 30, 2008
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$1,969	$—	$1,969
Investment income	—	—	14	251	(201)	64
Other income	—	—	—	2	—	2

Total revenues	—	—	14	2,222	(201)	2,035

EXPENSES
Salaries and benefits	—	—	—	(1,205)	7	(1,198)
Other operating expenses	(9)	(57)	(13)	(357)	15	(421)
Depreciation expense	—	—	(6)	(35)	—	(41)
Amortization of intangible assets	—	—	—	(4)	(8)	(12)
Gain on disposal of London headquarters	—	—	—	8	—	8
Net loss on disposal of operations	—	—	—	(3)	—	(3)

Total expenses	(9)	(57)	(19)	(1,596)	14	(1,667)

OPERATING (LOSS) INCOME	(9)	(57)	(5)	626	(187)	368
Investment income from Group undertakings	129	233	63	53	(478)	—
Interest expense	(1)	(151)	(67)	(276)	426	(69)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	119	25	(9)	403	(239)	299
Income taxes	—	9	24	(91)	(16)	(74)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	119	34	15	312	(255)	225
Interest in earnings of associates, net of tax	—	—	—	29	—	29

INCOME FROM CONTINUING OPERATIONS	119	34	15	341	(255)	254
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME	119	34	15	341	(255)	254
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(10)	(13)
EQUITY ACCOUNT FOR SUBSIDIARIES	122	64	(45)	—	(141)	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$241	$98	$(30)	$338	$(406)	$241

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (unaudited)

	As at September 30, 2009
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
			(millions)

ASSETS
Cash and cash equivalents	$—	$—	$109	$94	$—	$203
Fiduciary funds — restricted	—	—	—	1,815	—	1,815
Accounts receivable	1,335	3,848	4,620	8,041	(8,864)	8,980
Fixed assets	—	—	34	319	—	353
Goodwill	—	—	—	1,816	1,455	3,271
Other intangible assets	—	—	—	597	—	597
Investments in associates	—	—	—	382	(74)	308
Deferred tax assets	—	—	—	40	(13)	27
Pension benefits asset	—	—	—	148	—	148
Other assets	—	403	47	733	(509)	674
Equity accounted subsidiaries	986	4,932	1,240	2,633	(9,791)	—

TOTAL ASSETS	$2,321	$9,183	$6,050	$16,618	$(17,796)	$16,376

LIABILITIES AND EQUITY
Accounts payable	$120	$6,167	$3,548	$9,323	$(9,006)	$10,152
Deferred revenue and accrued expenses	2	—	—	309	(6)	305
Deferred tax liabilities	—	—	13	2	(13)	2
Income taxes payable	—	357	—	(22)	(310)	25
Short-term debt	—	—	230	1	—	231
Long-term debt	—	500	1,875	—	—	2,375
Liability for pension benefits	—	—	—	222	—	222
Other liabilities	44	—	41	755	23	863

Total liabilities	166	7,024	5,707	10,590	(9,312)	14,175

Total Willis Group Holdings stockholders’ equity	2,155	2,159	343	6,024	(8,526)	2,155

Noncontrolling interests	—	—	—	4	42	46

Total equity	2,155	2,159	343	6,028	(8,484)	2,201

TOTAL LIABILITIES AND EQUITY	$2,321	$9,183	$6,050	$16,618	$(17,796)	$16,376

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2008
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

ASSETS
Cash and cash equivalents	$—	$—	$—	$176	$—	$176
Fiduciary funds — restricted	—	—	100	1,754	—	1,854
Short-term investments	—	—	—	20	—	20
Accounts receivable	1,303	3,202	4,515	12,257	(12,146)	9,131
Fixed assets	—	—	26	286	—	312
Goodwill	—	—	—	1,756	1,519	3,275
Other intangible assets	—	—	—	682	—	682
Investments in associates	—	—	—	338	(65)	273
Deferred tax assets	—	—	—	73	3	76
Pension benefits asset	—	—	—	111	—	111
Other assets	3	328	35	452	(326)	492
Equity accounted subsidiaries	628	2,744	1,847	2,427	(7,646)	—

TOTAL ASSETS	$1,934	$6,274	$6,523	$20,332	$(18,661)	$16,402

LIABILITIES AND EQUITY
Accounts payable	$42	$6,034	$2,916	$13,506	$(12,184)	$10,314
Deferred revenue and accrued expenses	2	—	4	461	4	471
Deferred tax liabilities	—	—	13	—	8	21
Income taxes payable	—	291	—	—	(273)	18
Short-term debt	—	—	785	—	—	785
Long-term debt	—	—	1,865	—	—	1,865
Liability for pension benefits	—	—	—	237	—	237
Other liabilities	45	1	—	728	22	796

Total liabilities	89	6,326	5,583	14,932	(12,423)	14,507

Total Willis Group Holdings stockholders’ equity	1,845	(52)	940	5,396	(6,284)	1,845

Noncontrolling interests	—	—	—	4	46	50

Total equity	1,845	(52)	940	5,400	(6,238)	1,895

TOTAL LIABILITIES AND EQUITY	$1,934	$6,274	$6,523	$20,332	$(18,661)	$16,402

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

	Nine months ended September 30, 2009
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$70	$13	$193	$55	$(45)	$286

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	12	—	12
Additions to fixed assets	—	—	(13)	(61)	—	(74)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	1	—	1
Investments in associates	—	—	—	(43)	—	(43)
Proceeds from sale of operations, net of cash disposed	—	—	—	42	—	42
Proceeds on disposal of short-term investments	—	—	—	20	—	20

Net cash used in investing activities	—	—	(13)	(29)	—	(42)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	65	—	—	65
Proceeds from issue of short-term debt, net of debt issuance costs	—	—	—	1	—	1
Repayments of debt	—	—	(750)	—	—	(750)
Repurchase of 2010 Senior Notes	—	—	(160)	—	—	(160)
Senior notes issued, net of debt issuance costs	—	482	296	—	—	778
Proceeds from issue of shares	15	—	—	—	—	15
Amounts owed by and to Group undertakings	57	(495)	478	(40)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	(3)	—	(3)
Dividends paid	(130)	—	—	(45)	45	(130)
Acquisition of noncontrolling interests	(12)	—	—	(19)	—	(31)
Dividends paid to noncontrolling interests	—	—	—	(12)	—	(12)

Net cash used in financing activities	(70)	(13)	(71)	(118)	45	(227)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	109	(92)	—	17
Effect of exchange rate changes on cash and cash equivalents	—	—	—	10	—	10
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	176	—	176

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$109	$94	$—	$203

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

	Nine Months Ended September 30, 2008
	Willis
	Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$120	$23	$10	$179	$(210)	$122

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	3	—	3
Additions to fixed assets	—	—	(5)	(61)	—	(66)
Acquisitions of subsidiaries, net of cash acquired	(2)	—	—	(8)	—	(10)
Proceeds from sale of operations, net of cash disposed	—	—	—	8	—	8
Investments in associates	—	—	—	(31)	—	(31)
Proceeds on disposal of short-term investments	—	—	—	3	—	3

Net cash used in investing activities	(2)	—	(5)	(86)	—	(93)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	120	—	—	120
Repurchase of shares	(75)	—	—	—	—	(75)
Proceeds from issue of shares	8	—	—	—	—	8
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Amounts owed by and to Group undertakings	57	141	(198)	—	—	—
Dividends paid	(109)	(164)	—	(46)	210	(109)
Acquisition of noncontrolling interests	—	—	—	(5)	—	(5)
Dividends paid to noncontrolling interests	—	—	—	(9)	—	(9)

Net cash (used in) provided by financing activities	(119)	(23)	(78)	(55)	210	(65)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	—	(73)	38	—	(36)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	73	126	—	200

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$156	$—	$156

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

In March 2009, Trinity Acquisition plc issued senior notes totaling $500 million in a private transaction. The debt securities are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TAIV Limited, Willis Group Limited and Willis North America. This debt has not been registered with The Securities Exchange Commission. If and when registered, the necessary financial statements will be provided.

The Company filed a shelf registration on Form S-3 on June 19, 2009 under which Willis Group Holdings may offer debt securities, preferred stock, common stock and other securities. In addition, Trinity Acquisition plc may offer debt securities (the “Subsidiary Debt Securities”). The Subsidiary Debt Securities, if issued, will be guaranteed by certain of the Company’s subsidiaries.

Presented below is unaudited condensed consolidating financial information for: i) Willis Group Holdings, which will be a guarantor, on a parent company only basis; ii) the Other Guarantors, which are all directly or indirectly wholly owned subsidiaries of the parent; iii) the Issuer, Trinity Acquisition plc; iv) Other, which are the non-guarantor subsidiaries, on a combined basis; v) Eliminations; and vi) Consolidated Company. The equity method has been used for all investments in subsidiaries.

The entities included in the Other Guarantors column at September 30, 2009 are Willis Investment UK Holdings Limited, TA I Limited, TA II Limited and TA III Limited.

In addition, concurrently with the completion of the reorganization discussed in Note 1, it is expected that Willis-Ireland and certain of its subsidiaries will guarantee the obligations of Trinity Acquisition plc and assume the obligations of a parent entity under the indentures governing the senior notes issued by Trinity Acquisition plc.

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations (unaudited)

	Three months ended September 30, 2009
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
			(millions)

REVENUES
Commissions and fees	$—	$—	$—	$714	$—	$714
Investment income	—	—	—	10	—	10
Other income	—	—	—	1	—	1

Total revenues	—	—	—	725	—	725

EXPENSES
Salaries and benefits	—	—	—	(450)	1	(449)
Other operating expenses	(2)	(1)	6	(169)	15	(151)
Depreciation expense	—	—	—	(15)	—	(15)
Amortization of intangible assets	—	—	—	(29)	—	(29)
Net gain on disposal of operations	—	—	—	1	—	1

Total expenses	(2)	(1)	6	(662)	16	(643)

OPERATING INCOME (LOSS)	(2)	(1)	6	63	16	82
Investment income from Group undertakings	24	8	57	131	(220)	—
Interest expense	—	(41)	(26)	(180)	200	(47)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	22	(34)	37	14	(4)	35
Income taxes	—	8	(9)	41	(11)	29

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	22	(26)	28	55	(15)	64
Interest in earnings of associates, net of tax	—	—	—	16	—	16

INCOME (LOSS) FROM CONTINUING OPERATIONS	22	(26)	28	71	(15)	80
Discontinued operations, net of tax	—	—	—	1	—	1

NET INCOME (LOSS)	22	(26)	28	72	(15)	81
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	57	154	128	—	(339)	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$79	$128	$156	$72	$(356)	$79

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations (unaudited)

	Three months ended September 30, 2008
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
			(millions)

REVENUES
Commissions and fees	$—	$—	$—	$556	$—	$556
Investment income	—	—	—	88	(66)	22
Other income	—	—	—	1	—	1

Total revenues	—	—	—	645	(66)	579

EXPENSES
Salaries and benefits	—	—	—	(361)	2	(359)
Other operating expenses	(6)	—	12	(138)	1	(131)
Depreciation expense	—	—	—	(14)	—	(14)
Amortization of intangible assets	—	—	—	(3)	(3)	(6)
Net loss on disposal of operations	—	—	—	(3)	—	(3)

Total expenses	(6)	—	12	(519)	—	(513)

OPERATING (LOSS) INCOME	(6)	—	12	126	(66)	66
Investment income from Group undertakings	37	31	20	67	(155)	—
Interest expense	—	(8)	10	(159)	125	(32)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	31	23	42	34	(96)	34
Income taxes	—	1	(5)	(10)	12	(2)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	31	24	37	24	(84)	32
Interest in earnings of associates, net of tax	—	—	—	6	—	6

INCOME (LOSS) FROM CONTINUING OPERATIONS	31	24	37	30	(84)	38
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME (LOSS)	31	24	37	30	(84)	38
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	5	(34)	(33)	—	62	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$36	$(10)	$4	$30	$(24)	$36

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations (unaudited)

	Nine months ended September 30, 2009
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$2,401	$—	$2,401
Investment income	—	—	—	35	—	35
Other income	—	—	—	3	—	3

Total revenues	—	—	—	2,439	—	2,439

EXPENSES
Salaries and benefits	—	—	—	(1,378)	6	(1,372)
Other operating expenses	(2)	1	(14)	(425)	12	(428)
Depreciation expense	—	—	—	(43)	—	(43)
Amortization of intangible assets	—	—	—	(76)	—	(76)
Gain on disposal of operations	—	—	—	1	—	1

Total expenses	(2)	1	(14)	(1,921)	18	(1,918)

OPERATING INCOME (LOSS)	(2)	1	(14)	518	18	521
Investment income from Group undertakings	69	24	157	527	(777)	—
Interest expense	—	(122)	(65)	(554)	613	(128)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	67	(97)	78	491	(146)	393
Income taxes	—	28	(23)	(65)	(4)	(64)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	67	(69)	55	426	(150)	329
Interest in earnings of associates, net of tax	—	—	—	42	—	42

INCOME (LOSS) FROM CONTINUING OPERATIONS	67	(69)	55	468	(150)	371
Discontinued operations, net of tax	—	—	—	2	—	2

NET INCOME (LOSS)	67	(69)	55	470	(150)	373
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(11)	(14)
EQUITY ACCOUNT FOR SUBSIDIARIES	292	343	289	—	(924)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$359	$274	$344	$467	$(1,085)	$359

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations (unaudited)

	Nine months ended September 30, 2008
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$1,969	$—	$1,969
Investment income	—	—	—	265	(201)	64
Other income	—	—	—	2	—	2

Total revenues	—	—	—	2,236	(201)	2,035

EXPENSES
Salaries and benefits	—	—	—	(1,205)	7	(1,198)
Other operating expenses	(9)	—	12	(439)	15	(421)
Depreciation expense	—	—	—	(41)	—	(41)
Amortization of intangible assets	—	—	—	(4)	(8)	(12)
Gain on disposal of London headquarters	—	—	—	8	—	8
Net loss on disposal of operations	—	—	—	(3)	—	(3)

Total expenses	(9)	—	12	(1,684)	14	(1,667)

OPERATING (LOSS) INCOME	(9)	—	12	552	(187)	368
Investment income from Group undertakings	129	58	99	192	(478)	—
Interest expense	(1)	(24)	(8)	(462)	426	(69)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	119	34	103	282	(239)	299
Income taxes	—	6	(53)	(11)	(16)	(74)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	119	40	50	271	(255)	225
Interest in earnings of associates, net of tax	—	—	—	29	—	29

INCOME FROM CONTINUING OPERATIONS	119	40	50	300	(255)	254
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME	119	40	50	300	(255)	254
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(10)	(13)
EQUITY ACCOUNT FOR SUBSIDIARIES	122	58	70	—	(250)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$241	$98	$120	$297	$(515)	$241

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (unaudited)

	As at September 30, 2009
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

ASSETS
Cash and cash equivalents	$—	$—	$—	$203	$—	$203
Fiduciary funds — restricted	—	—	—	1,815	—	1,815
Accounts receivable	1,335	539	2,448	13,522	(8,864)	8,980
Fixed assets	—	—	—	353	—	353
Goodwill	—	—	—	1,816	1,455	3,271
Other intangible assets	—	—	—	597	—	597
Investments in associates	—	—	—	382	(74)	308
Deferred tax assets	—	—	—	40	(13)	27
Pension benefits asset	—	—	—	148	—	148
Other assets	—	42	17	1,124	(509)	674
Equity accounted subsidiaries	986	4,315	1,348	14,184	(20,833)	—

TOTAL ASSETS	$2,321	$4,896	$3,813	$34,184	$(28,838)	$16,376

LIABILITIES AND EQUITY
Accounts payable	$120	$2,739	$881	$15,418	$(9,006)	$10,152
Deferred revenue and accrued expenses	2	—	—	309	(6)	305
Deferred tax liabilities	—	—	—	15	(13)	2
Income taxes payable	—	—	317	18	(310)	25
Short-term debt	—	—	—	231	—	231
Long-term debt	—	—	500	1,875	—	2,375
Liability for pension benefits	—	—	—	222	—	222
Other liabilities	44	—	—	796	23	863

Total liabilities	166	2,739	1,698	18,884	(9,312)	14,175

Total Willis Group Holdings stockholders’ equity	2,155	2,157	2,115	15,296	(19,568)	2,155

Noncontrolling interests	—	—	—	4	42	46

Total equity	2,155	2,157	2,115	15,300	(19,526)	2,201

TOTAL LIABILITIES AND EQUITY	$2,321	$4,896	$3,813	$34,184	$(28,838)	$16,376

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2008
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

ASSETS
Cash and cash equivalents	$—	$—	$—	$176	$—	$176
Fiduciary funds — restricted	—	—	—	1,854	—	1,854
Short-term investments	—	—	—	20	—	20
Accounts receivable	1,303	515	1,844	17,615	(12,146)	9,131
Fixed assets	—	—	—	312	—	312
Goodwill	—	—	—	1,756	1,519	3,275
Other intangible assets	—	—	—	682	—	682
Investments in associates	—	—	—	338	(65)	273
Deferred tax assets	—	—	—	73	3	76
Pension benefits asset	—	—	—	111	—	111
Other assets	3	13	—	802	(326)	492
Equity accounted subsidiaries	628	2,037	3,492	9,149	(15,306)	—

TOTAL ASSETS	$1,934	$2,565	$5,336	$32,888	$(26,321)	$16,402

LIABILITIES AND EQUITY
Accounts payable	$42	$2,617	$840	$18,999	$(12,184)	$10,314
Deferred revenue and accrued expenses	2	—	—	465	4	471
Deferred tax liabilities	—	—	—	13	8	21
Income taxes payable	—	—	291	—	(273)	18
Short-term debt	—	—	—	785	—	785
Long-term debt	—	—	—	1,865	—	1,865
Liability for pension benefits	—	—	—	237	—	237
Other liabilities	45	—	—	729	22	796

Total liabilities	89	2,617	1,131	23,093	(12,423)	14,507

Total Willis Group Holdings stockholders’ equity	1,845	(52)	4,205	9,791	(13,944)	1,845

Noncontrolling interests	—	—	—	4	46	50

Total equity	1,845	(52)	4,205	9,795	(13,898)	1,895

TOTAL LIABILITIES AND EQUITY	$1,934	$2,565	$5,336	$32,888	$(26,321)	$16,402

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

	Nine months ended September 30, 2009
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
			(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$70	$(97)	$64	$294	$(45)	$286

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	12	—	12
Additions to fixed assets	—	—	—	(74)	—	(74)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	1	—	1
Investments in associates	—	—	—	(43)	—	(43)
Proceeds from sale of operations, net of cash disposed	—	—	—	42	—	42
Proceeds on disposal of short-term investments	—	—	—	20	—	20

Net cash used in investing activities	—	—	—	(42)	—	(42)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	65	—	65
Proceeds from issue of short-term debt, net of debt issuance costs	—	—	—	1	—	1
Repayments of debt	—	—	—	(750)	—	(750)
Repurchase of 2010 Senior Notes	—	—	—	(160)	—	(160)
Senior notes issued, net of debt issuance costs	—	—	482	296	—	778
Proceeds from issue of shares	15	—	—	—	—	15
Amounts owed by and to Group undertakings	57	97	(546)	392	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	(3)	—	(3)
Dividends paid	(130)	—	—	(45)	45	(130)
Acquisition of noncontrolling interests	(12)	—	—	(19)	—	(31)
Dividends paid to noncontrolling interests	—	—	—	(12)	—	(12)

Net cash used in financing activities	(70)	97	(64)	(235)	45	(227)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—	17	—	17
Effect of exchange rate changes on cash and cash equivalents	—	—	—	10	—	10
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	176	—	176

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$203	$—	$203

WILLIS GROUP HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

	Nine months ended September 30, 2008
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$120	$33	$104	$75	$(210)	$122

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	3	—	3
Additions to fixed assets	—	—	—	(66)	—	(66)
Acquisitions of subsidiaries, net of cash acquired	(2)	—	—	(8)	—	(10)
Proceeds from sale of operations, net of cash disposed	—	—	—	8	—	8
Investments in associates	—	—	—	(31)	—	(31)
Proceeds on disposal of short-term investments	—	—	—	3	—	3

Net cash used in investing activities	(2)	—	—	(91)	—	(93)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	120	—	120
Repurchase of shares	(75)	—	—	—	—	(75)
Proceeds from issue of shares	8	—	—	—	—	8
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Amounts owed by and to Group undertakings	57	131	(104)	(84)	—	—
Dividends paid	(109)	(164)	—	(46)	210	(109)
Acquisition of noncontrolling interests	—	—	—	(5)	—	(5)
Dividends paid to noncontrolling interests	—	—	—	(9)	—	(9)

Net cash (used in) provided by financing activities	(119)	(33)	(104)	(19)	210	(65)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	—	—	(35)	—	(36)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	—	199	—	200

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$156	$—	$156

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes references to non-GAAP financial measures as defined in Regulation G of SEC rules. We present these measures because we believe they are of interest to the investment community and they provide additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic revenue growth excludes the impact of acquisitions and disposals and year over year movements in foreign exchange from revenue growth. We believe organic revenue growth is helpful in assessing the performance of operations that were part of our operations in both the current and prior periods, and is a measure against which these businesses may be assessed in the future. These financial measures should be viewed in addition to, not in lieu of, the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009.

This discussion includes forward-looking statements, including under the headings ‘Business Overview and Market Outlook’, ‘Executive Summary’, ‘Operating Results — Group — Revenues’, ‘Operating Results — Segment Information — North America’ and ‘Liquidity and Capital Resources’. Please see ‘Information Concerning Forward-Looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in the forward-looking statements.

REORGANIZATION

In September 2009, our board of directors approved changing our place of incorporation from Bermuda to Ireland. This move is part of a reorganization (the “Reorganization”) that will create a newly formed Irish company, Willis Group Holdings Public Limited Company. On December 11, 2009, our shareholders will be asked to vote in favor of completing the Reorganization at a special shareholders meeting. If conditions are satisfied, including approval by our shareholders and the Supreme Court of Bermuda, Willis Group Holdings Public Limited Company will replace Willis Group Holdings as the ultimate parent company. We currently expect the change of our place of incorporation to become effective on December 31, 2009. We have filed with the Securities and Exchange Commission and mailed to our shareholders a proxy statement containing important information regarding the Reorganization, which all shareholders are urged to read.

We do not expect the Reorganization will have any material impact on our financial results. Upon completion of the Reorganization, we will remain subject to the U.S. Securities and Exchange Commission reporting requirements, the mandates of the Sarbanes-Oxley Act and the applicable corporate governance rules of the NYSE, and we will continue to report our consolidated financial results in U.S. dollars and in accordance with U.S. generally accepted accounting principles. We will also comply with any additional reporting requirements of Irish law. We expect the shares of the Irish company will continue to be listed on the New York Stock Exchange under the symbol “WSH.”

BUSINESS OVERVIEW AND MARKET OUTLOOK

We provide a broad range of insurance brokerage and risk management consulting services to our worldwide clients. Our core businesses include Aerospace; Energy; Marine; Construction; Financial and Executive Risks; Fine Art, Jewelry and Specie; Special Contingency Risks; and Reinsurance.

In our capacity as advisor and insurance broker, we act as an intermediary between our clients and insurance carriers by advising our clients on their risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through our global distribution network.

We derive most of our revenues from commissions and fees for brokerage and consulting services and do not determine the insurance premiums on which our commissions are generally based. Fluctuations in these premiums charged by the insurance carriers have a direct and potentially material impact on our results of operations. Commission levels generally follow the same trend as premium levels as they are derived from a percentage of the premiums paid by the insureds. Due to the cyclical nature and impact of other market conditions on insurance premiums, they may vary widely between accounting periods. Such variations can result in a reduction in premium rates leading to downward pressure on commission revenues (a “soft” market) which in turn can have a potentially material impact on our commission revenues and operating margin.

A “hard” market occurs when premium uplifting factors, including a greater than anticipated loss experience or capital shortages, more than offset any downward pressures on premiums. This usually has a favorable impact on our commission revenues and operating margin.

From 2000 through 2003 we benefited from a hard market with premium rates stable or increasing. During 2004, we saw a rapid transition from a hard market to a soft market, with premium rates falling in most markets. The soft market continued to have an adverse impact on our commission revenues and operating margin from 2005 through 2008.

In 2009, the benefit of rate increases in the reinsurance market and stabilization in some specialty markets has been more than offset by the continuing soft market in other sectors and the adverse impact of the weakened economic environment across the globe.

Our North America and UK and Ireland retail operations have been particularly impacted by the weakened economic climate and continued soft market with no material improvement in rates across most sectors. These have resulted in declines in 2009 revenues in these operations, particularly amongst our smaller clients who are especially vulnerable to the economic downturn. However, we have seen the rate at which our North America revenues have been declining moderate in the third quarter of 2009.

EXECUTIVE SUMMARY

Overview

Despite the difficult market conditions, we reported 2 percent organic commissions and fees growth for both the three and nine month periods ended September 30, 2009 compared with the same periods in 2008. This reflected growth in our Global operations, in particular in Reinsurance, and many of our International businesses partly offset by a fall in organic commissions and fees in our North America, UK and Irish retail operations where revenues were adversely impacted by the continued soft market and weak economic conditions.

Operating margin for third quarter 2009 at 11 percent was in line with third quarter 2008, and for the first nine months of 2009 operating margin was 21 percent, compared with 18 percent in 2008.

Results from continuing operations for third quarter 2009

Total revenues at $725 million for third quarter 2009 were $146 million, or 25 percent, higher than in third quarter 2008. Organic revenue growth of 2 percent and a 29 percent benefit from net acquisitions and disposals in third quarter 2009 was driven primarily by the fourth quarter 2008 acquisition of HRH, which was partly offset by a negative 3 percent impact from foreign currency translation and a $12 million decrease in investment income compared to 2008.

Organic revenue growth of 2 percent reflected net new business growth of 5 percent and a 3 percent negative impact from declining premium rates and other market factors.

Operating margin was in line with third quarter of 2009 as the benefits of organic revenue growth and proactive expense management were offset by intangibles amortization relating to the HRH acquisition, increased pension expense and lower investment income.

Net income from continuing operations in third quarter 2009 was $78 million, or $0.46 per diluted share, compared with $36 million, or $0.25 per diluted share, in 2008. This increase included the benefit of a net $29 million tax credit for the quarter and higher earnings from associates, partly offset by the dilutive impact of HRH, including increased interest expense and intangibles amortization together with the increased sharecount arising from the acquisition.

Results from continuing operations for the nine months ended September 30, 2009

Total revenues at $2,439 million for the nine months ended September 30, 2009 were $404 million, or 20 percent, higher than in 2008.

Organic revenue growth of 2 percent was driven by growth in our Global and International operations and a 27 percent benefit from net acquisitions and disposals, mainly reflecting the HRH acquisition, which were partly offset by a negative 7 percent impact from foreign currency translation and a year over year decline in investment income.

Net income from continuing operations for the nine months ended September 30, 2009 was $357 million, or $2.13 per diluted share, compared with $241 million, or $1.70 per diluted share, in same period 2008.

New shares issued as part consideration for the HRH acquisition had a $0.35 dilutive impact on earnings per diluted share for the nine months ended September 30, 2009.

Discontinued operations

Income from discontinued operations relates to the disposals of our Bliss and Glennon operation and the assets related to the wholesale business of the Managing Agency Group, a US-based wholesale insurance operation, in the second and third quarters of 2009, respectively. There were no net gains or losses recognized on these disposals. These disposals were made as part of our plan to dispose of non-core HRH activities.

HRH acquisition and integration

On October 1, 2008, we completed the acquisition of HRH, the eighth largest insurance and risk management intermediary in the United States.

We remain confident that the acquisition of HRH will:

•	substantially improve our position in key markets including California, Florida, Texas, Illinois, New York, Boston, New Jersey and Philadelphia;

•	greatly strengthen our position as a middle market broker and reinforce our large account presence; and

•	enable the combined Willis North America operation to deliver enhanced value to clients through a more robust and diversified platform.

We have made significant progress in 2009 in implementing the integration processes that we believe will lead to successful fulfillment of our stated goals, reflected by:

•	maintaining high producer retention levels;

•	reducing our expense base through synergies and other cost savings. On a combined pro forma basis, we achieved approximately $50 million of cost savings in third quarter 2009 and we expect to deliver total synergies and cost savings in excess of $180 million in 2009;

•	good progress on integration of all work streams; and

•	that as of September 30, 2009, over 90 percent of HRH’s property and casualty contingent commissions have either been converted into higher standard commissions or we have reaffirmed with carriers that the existing agreements will remain in force for so long as permitted by the regulatory authorities or until the commissions are converted, whichever occurs first.

We recognized goodwill on the HRH acquisition of approximately $1.6 billion. Based on our internal forecasts of the combined Willis North America future revenue streams and anticipated synergies from the deal, we believe the combined goodwill for North America of $1.8 billion was not impaired as of September 30, 2009. However, if we fail to recognize some or all of the strategic benefits and synergies expected from the HRH transaction, goodwill may be impaired in future periods.

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

In June 2009, the Company announced that it was in discussions regarding the potential sale of a portion of its interest in Gras Savoye. Since that time the Company has entered into an exclusive arrangement with Astorg Partners, a private equity fund, but we have not yet entered into any definitive sale agreement. Pending the finalization of the financing terms, we anticipate executing definitive agreements in the next few months. We expect that finalization of the transaction will:

•	eliminate the put option presently exercisable by the Gras Savoye shareholders;

•	generate cash proceeds of between $100 to $150 million which we intend to use to pay down debt;

•	reduce our ownership interest to 33 percent; and

•	give us a call option to acquire a majority interest in Gras Savoye in 2015.

We believe that the anticipated revised structure would provide both Gras Savoye and ourselves additional time to effect a better transition and integration of the two companies.

As of the date of this report, we do not expect the other Gras Savoye shareholders to exercise their currently existing put options within the next twelve months.

As a result of the significant uncertainties underlying these forward-looking statements, our inclusion of this information is not a representation or guarantee by us that our objectives, plans or statements will be achieved.

Cash and financing

Cash at September 30, 2009 was $203 million, $27 million higher than at December 31, 2008.

In March 2009, we issued 12.875% senior unsecured notes due 2016 in an aggregate principal amount of $500 million to Goldman Sachs Mezzanine Partners and its affiliates which generated net proceeds of $482 million. These proceeds, together with $208 million cash generated from operating activities and cash in hand, were used to pay down the $750 million outstanding on our interim credit facility as of December 31, 2008.

In September 2009, we issued $300 million of 7% senior notes due 2019 at a purchase price of 99.503% per note. We launched a tender offer on September 22, 2009 to repurchase all or any of our $250 million 5.125% senior notes due July 2010 at a premium of $27.50 per $1,000 face value. Notes totaling $160 million were tendered and repurchased using the proceeds from the issuance of our 7.0% senior notes on September 29, 2009.

Total debt, total equity and the capitalization ratio at September 30, 2009 were as follows:

	September 30,	December 31,
	2009	2008
	(millions, except percentages)

Long-term debt	$2,375	$1,865
Short-term debt	231	785

Total debt	$2,606	$2,650

Total equity	$2,201	$1,895

Capitalization ratio	54%	58%

OPERATING RESULTS — GROUP

Revenues

				Change attributable to:
				Foreign	Acquisitions	Organic
			%	currency	and	revenue
Three months ended September 30	2009	2008	Change	translation	disposals	growth(i)
	(millions)

Global	$175	$159	10%	—%	6%	4%
North America	320	175	83%	—%	86%	(3)%
International	219	222	(1)%	(5)%	1%	3%

Commissions and fees	$714	$556	28%	(3)%	29%	2%

Investment income	10	22	(55)%
Other income	1	1	—%

Total revenues	$725	$579	25%

				Change attributable to:
				Foreign	Acquisitions	Organic
			%	currency	and	revenue
Nine months ended September 30	2009	2008	Change	translation	disposals	growth(i)
	(millions)

Global	$657	$627	5%	(5)%	5%	5%
North America	1,023	559	83%	—%	88%	(5)%
International	721	783	(8)%	(14)%	1%	5%

Commissions and fees	$2,401	$1,969	22%	(7)%	27%	2%

Investment income	35	64	(45)%
Other income	3	2	50%

Total revenues	$2,439	$2,035	20%

(i)	Revenues comprise commissions and fees, investment income and other income. Organic revenue growth excludes the impact of foreign currency translation, the first twelve months of net commission and fee revenues generated from acquisitions and the net commission and fee revenues related to operations disposed of in each period presented, from commissions and fees. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

Revenues for the third quarter and first nine months of 2009 were significantly higher than 2008 due to the acquisition of HRH in fourth quarter 2008. The benefit of the acquisition revenues was partly offset by an adverse year over year impact from foreign currency translation and lower investment income due to sharply reduced global interest rates.

Our International and Global operations earn a significant portion of their revenues in currencies other than the US dollar. In the three and nine months ended September 30, 2009, reported revenues were adversely impacted by the year on year effect of foreign currency translation: in particular due to the strengthening of the dollar against the euro and against the pound sterling, compared with 2008.

Investment income in third quarter 2009 was $12 million lower than 2008 and $29 million lower for the first nine months of 2009, with the decreases reflecting significantly lower average interest rates in 2009. The impact of rate decreases on our investment income is partially mitigated by our forward hedging program, from which we expect to generate significant additional income in 2009 compared to current LIBOR based rates. We currently expect that full year 2009 investment income will be in the range of $43 to $47 million.

Organic growth in commissions and fees was 2 percent for both the third quarter and first nine months of 2009 as the benefit of good growth in our Global operations and many of our International operations was partly offset by declines in our North America, UK and Irish retail operations reflecting the weak economic environments and continuing soft market conditions.

Organic revenue growth by segment is discussed further in ‘Operating Results — Segment Information’ below.

General and administrative expenses

	Three months		Nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
	(millions, except percentages)

Salaries and benefits	$449	$359	$1,372	$1,198
Other	151	131	428	421

General and administrative expenses	$600	$490	$1,800	$1,619

Salaries and benefits as a percentage of revenues	62%	62%	56%	59%

Other as percentage of revenues	21%	23%	18%	21%

We continue to manage our expense base aggressively and 2009 has benefited from both our 2008 expense review and our Right Sizing Willis initiatives. These initiatives, and the higher than expected synergies from the HRH acquisition, have allowed us to significantly reduce the pro forma expense base of the combined Group despite continued investment expenditures to support our Shaping our Future initiatives.

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

In the nine months ended September 30, 2009, we incurred severance costs of $18 million pre-tax ($13 million net of tax, equivalent to $0.08 per diluted share) in connection with our Right Sizing Willis initiatives, none of which were incurred in third quarter 2009.

In the nine months ended September 30, 2008, we incurred pre-tax costs of $95 million ($68 million net of tax, equivalent to $0.47 per diluted share) in connection with the 2008 expense review, none of which were incurred in third quarter 2008. The 2008 costs comprised:

•	$42 million to buy out remuneration packages that did not align with the Group’s overall remuneration strategy;

•	$24 million of severance costs relating to approximately 350 positions which were eliminated; and

•	$29 million of other operating expenses, including property and systems rationalization costs.

Third quarter 2009

General and administrative expenses at $600 million for third quarter 2009 were $110 million, or

22 percent, higher than in 2008. This increase was mainly attributable to:

•	the impact of expenses relating to HRH, equivalent to approximately 21 percentage points; and

•	increased pension costs, equivalent to approximately 3 percentage points;

partly offset by

•	a significant reduction in discretionary expenses, including lower travel and entertainment, legal and professional fees, driven by our Right Sizing Willis initiatives; and

•	a year over year benefit from foreign currency translation of $33 million, equivalent to approximately 7 percentage points, as the impact of losses on forward contracts was more than offset by gains relating to the significant strengthening of the dollar against the pound sterling, in which our London market based operations incur the majority of their expenses, and the euro, together with the benefit of lower foreign exchange losses relating to the UK sterling pension asset.

Salaries and benefits were 62 percent of both third quarter 2009 and 2008 revenues as the benefit of:

•	good cost controls including our previous Shaping our Future and 2008 expense review initiatives together with the benefits from our Right Sizing Willis initiatives in 2009;

were offset by

•	a $16 million increase in pension expense which mainly reflected the impact of lower asset levels in our UK pension plans following recent declines in the equity market, equivalent to approximately 3 percentage points.

Other expenses were 21 percent of revenues in third quarter 2009 compared with 23 percent in 2008, reflecting the benefits of:

•	a significant reduction in discretionary expenses driven by our Right Sizing Willis initiatives together with cost savings from HRH synergies in 2009, in particular our travel and entertainment expenses were approximately $30 million lower than in 2008;

partly offset by

•	the impact of foreign currency translation losses arising on forward contracts maturing in third quarter 2009, compared with gains on the equivalent contracts in 2008.

Nine months ended September 30, 2009

General and administrative expenses at $1,800 million for the first nine months of 2009 were $181 million, or 11 percent, higher than in 2008 with the increase mainly reflecting:

•	the impact of expenses relating to HRH, equivalent to approximately 24 percentage points; and

•	a $41 million increase in pension costs, equivalent to approximately 3 percentage points;

partly offset by

•	the $77 million reduction in costs associated with our Right Sizing Willis and 2008 expense review, as discussed above, equivalent to 5 percentage points, of which $48 million related to salaries and benefits and $29 million to other expenses;

•	the benefit of a significant reduction in discretionary expenses, including lower travel and entertainment, legal and professional fees, driven by our Right Sizing Willis initiatives; and

•	a year over year benefit from foreign currency translation of $135 million, equivalent to approximately 8 percentage points, as the impact of losses on forward contracts was more than offset by gains relating to the significant year over year strengthening of the dollar against the pound sterling, in which our London market based operations incur the majority of their expenses, and the euro, together with the benefit of lower foreign exchange losses relating to the UK sterling pension asset.

Salaries and benefits were 56 percent of revenues for the nine months ended September 30, 2009, compared with 59 percent in 2008 reflecting the benefits of:

•	the $48 million reduction in costs incurred in connection with our Right Sizing Willis initiatives and 2008 expense review, equivalent to approximately 2 percentage points;

•	good cost controls, including our previous Shaping our Future and 2008 expense review initiatives, together with the initial benefits from our Right Sizing Willis initiatives in 2009; and

•	a $12 million curtailment gain realized on the closure of our US defined benefit pension plan to accrual of benefit for future service, equivalent to approximately 1 percentage point;

partly offset by

•	a $53 million increase in pension expense, excluding the $12 million US curtailment gain discussed below, mainly driven by lower asset levels in our UK pension plan.

Effective May 15, 2009, we closed our US defined benefit pension plan to future accrual. Consequently, we recognized a curtailment gain of $12 million in second quarter 2009 and we now expect the full year 2009 charge for the US plan to be approximately $8 million compared with an expected $39 million charge had the plan not been closed to future accrual.

We have also suspended the company match for our US 401(k) plan which will benefit full year 2009 by $9 million compared with 2008.

Other expenses were 18 percent of revenues for the nine months ended September 30, 2009 compared with 21 percent in 2008, reflecting the benefit of:

•	a reduction in discretionary expenses driven by our Right Sizing Willis initiatives; and

•	the non-recurrence of $29 million of costs relating to the 2008 expense review, equivalent to 1 percentage point;

partly offset by

•	foreign currency translation losses arising on forward contracts maturing in 2009, compared with gains on the equivalent contracts in 2008.

Amortization of intangible assets

Amortization of intangible assets for third quarter 2009 was $29 million compared with $6 million in

2008; and for the nine months ended September 30, 2009 was $76 million compared with $12 million in

2008. The significant year over year increases were primarily attributable to additional charges of $27 million in third quarter 2009 and $67 million in the first nine months of 2009 in respect of intangible assets recognized on the HRH acquisition. The third quarter 2009 charge for amortization of HRH intangible assets also included $7 million of accelerated amortization relating to the HRH brand name. Following the successful integration of HRH into our previously existing North America retail operations, we announced on October 1, 2009 that we were changing the brand name of our North America retail operations from Willis HRH to Willis North America. Consequently the intangible asset recognized on the acquisition of HRH relating to the HRH brand name has been fully amortized.

Operating income and margin (operating income as a percentage of revenues)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(millions, except percentages)

Revenues	$725	$579	$2,439	$2,035
Operating income	82	66	521	368
Operating margin or operating income as a percentage of revenues	11%	11%	21%	18%

Third quarter 2009

Operating margin at 11 percent in third quarter 2009 was in line with 2008 as the benefits of:

•	good cost control including a reduction in discretionary expenses and the realization of savings from our previous Shaping our Future and 2008 expense review initiatives together with Right Sizing Willis benefits;

•	organic revenue growth of 2 percent despite the restricted cost growth; and

•	a year on year benefit from foreign currency translation, equivalent to approximately 4 percentage points;

were offset by

•	the acquisition of HRH which has a lower margin than the Group;

•	the $23 million increase in amortization of intangible assets, primarily related to HRH, equivalent to approximately 4 percentage points;

•	the $16 million increase in pension expense, equivalent to approximately 3 percentage points; and

•	the $12 million decrease in investment income, equivalent to 2 percentage points.

Operating segment margins are discussed in “Operating Results — Segment Information” below.

Nine months ended September 30, 2009

Operating margin at 21 percent for the first nine months of 2009 was 3 percentage points higher than in 2008, with the increase mainly attributable to:

•	the $77 million reduction in costs associated with our Right Sizing Willis and 2008 expense review initiatives;

•	the cost savings arising from these initiatives; and a $12 million US pension curtailment gain recognized in second quarter 2009;

partly offset by

•	the $64 million increase in amortization of intangible assets, principally attributable to HRH;

•	the $53 million increase in pension costs (excluding the curtailment gain); and

•	the sharp year over year decline in investment income.

Interest expense

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(millions)

Interest expense	$47	$32	$128	$69

Interest expense in third quarter 2009 was $15 million higher and, for the first nine months of 2009, $59 million higher than in 2008. These increases primarily reflect higher average debt levels following the HRH acquisition, together with

$5 million of premium and costs relating to the early repurchase in September 2009 of $160 million of our 5.125% Senior Notes due July 2010 at a premium of $27.50 per $1,000 face value.

Income taxes

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(millions, except percentages)

Income before taxes	$35	$34	$393	$299
Income tax (credit) charge	(29)	2	64	74
Effective tax rate	(83)%	6%	16%	25%

The third quarter 2009 tax charge benefited from two material tax credits:

•	a $27 million release relating to a 2009 change in tax law. As at June 30, 2009, we held a provision of $27 million relating to tax that would potentially be payable should the unremitted earnings of our foreign subsidiaries be repatriated. Following a change in UK tax law effective in third quarter 2009, these earnings may now be repatriated without additional tax cost and, consequently, the provision has been released; and

•	an $11 million release relating to uncertain tax positions due to the closure of the statute of limitations on assessments for previously unrecognized tax benefits. There was a similar $5 million release of uncertain tax positions in third quarter 2008.

Excluding the benefit of these tax credits, the effective tax rate for the three and nine months ended September 30, 2009 would have been 26 percent. The effective tax rate is impacted by the projected geographical distribution of earnings. Changes in the distribution of earnings in future periods may impact the effective tax rate.

Interest in earnings of associates

Interest in earnings of associates, net of tax, was $16 million in third quarter 2009, $10 million higher than in 2008 and was $13 million higher for the nine months ended September 30, 2009. These increases reflect our increased ownership share of Gras Savoye, its improved performance and favorable timing.

Net income and diluted earnings per share from continuing operations

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(millions, except per share data)

Net income from continuing operations	$78	$36	$357	$241
Diluted earnings per share from continuing operations	$0.46	$0.25	$2.13	$1.70
Average diluted number of shares outstanding	169	142	168	142

Third quarter 2009

Net income from continuing operations for third quarter 2009 was $78 million compared with $36 million in 2008. The $42 million increase primarily reflected the significant reduction in the net tax charge, together with the smaller increases in operating income and earnings from associates, partly offset by the $15 million increase in interest expense.

Diluted earnings per share from continuing operations for third quarter 2009 increased to $0.46, compared to $0.25 in 2008 as the benefit of the increased net income was partly offset by a 27 million increase in average diluted shares outstanding due primarily to the shares issued on October 1, 2008 as part consideration for the HRH acquisition. The additional shares issued had a negative $0.08 impact on earnings per diluted share in third quarter 2009.

Foreign currency translation had a $0.10 favorable year over year impact on earnings per diluted share on the three months ended September 30, 2009.

Nine months ended September 30, 2009

Net income from continuing operations for the nine months ended September 30, 2009 was $357 million compared with $241 million in 2008. The $116 million increase primarily reflected the $153 million increase in operating income partly offset by the $59 million increase in interest expense.

Diluted earnings per share from continuing operations for the nine months ended September 30, 2009 increased to $2.13, compared to $1.70 in 2008 as the benefit of the increased net income was partly offset by a 26 million increase in average diluted shares outstanding due primarily to the shares issued for HRH. The additional shares issued had a negative $0.35 impact on earnings per diluted share in the nine months ended September 30, 2009.

Foreign currency translation had a $0.01 adverse year over year impact on earnings per diluted share on the nine months ended September 30, 2009.

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

The following table is a summary of our operating results by segment for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30, 2009			Three months ended September 30, 2008
		Operating	Operating		Operating	Operating
	Revenues	income	margin	Revenues	income	margin
	(millions)			(millions)

Global	$176	$33	19%	$167	$29	17%

North America	325	70	22%	179	18	10%
International	224	30	13%	233	38	16%

Total Retail	549	100	18%	412	56	14%
Corporate & Other(i)	—	(51)	n/a	—	(19)	n/a

Total Consolidated	$725	$82	11%	$579	$66	11%

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
		Operating	Operating		Operating	Operating
	Revenues	income	margin	Revenues	income	margin
	(millions)			(millions)

Global	$663	$234	35%	$651	$221	34%

North America	1,038	239	23%	572	76	13%
International	738	181	25%	812	199	25%

Total Retail	1,776	420	24%	1,384	275	20%
Corporate & Other(i)	—	(133)	n/a	—	(128)	n/a

Total Consolidated	$2,439	$521	21%	$2,035	$368	18%

(i)	Corporate and Other includes the costs of the holding company, foreign exchange hedging activities and foreign exchange on the UK pension plan asset; amortization of intangible assets; net gains and losses on disposal of operations; certain legal costs; integration costs associated with the acquisition of HRH; and 2008 expense review costs.

Global

Our Global operations comprise Global Specialties, Reinsurance and Faber & Dumas, our new wholesale brokerage division launched in fourth quarter 2008 on completion of the HRH acquisition. Faber & Dumas comprises HRH’s London-based wholesale operation, Glencairn, together with our previously existing Fine Art, Jewelry and Specie; Special Contingency Risk and Hughes-Gibb units.

The following table sets out revenues, organic revenue growth and operating income and margin for the quarter and nine month periods ended September 30, 2009 and 2008:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(millions, except		(millions, except
	percentages)		percentages)

Commissions and fees	$175	$159	$657	$627
Investment income	1	8	6	24

Total revenues	$176	$167	$663	$651

Operating income	$33	$29	$234	$221
Organic revenue growth(i)(ii)	4%	(2)%	5%	0%
Operating margin	19%	17%	35%	34%

(i)	Revenues comprise commissions and fees, investment income and other income. Organic revenue growth excludes the impact of foreign currency translation, the first twelve months of net commission and fee revenues generated from acquisitions and the net commission and fee revenues related to operations disposed of in each period presented, from commissions and fees. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited. Organic revenue growth is reconciled to total revenues in “Operating Results — Group — Revenues” above.

(ii)	In fourth quarter 2008, we changed our methodology for the calculation of organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded. Comparatives have been adjusted accordingly.

Revenues

Commissions and fees of $175 million were $16 million, or 10 percent, higher in third quarter 2009 compared with third quarter 2008 of which 6 percent was attributable to the acquisition of the HRH UK wholesale business, Glencairn and 4 percent to organic revenue growth.

Net new business growth was 7 percent and there was a 3 percent adverse impact from rates and other market factors. Reinsurance continued to drive the growth in net new business and we saw strong growth in both our International and North America divisions. Global Specialties organic revenues were slightly higher than in 2008, as growth in Marine, Aerospace and Financial and Executive Risks was offset by reductions elsewhere. There was continued softness in most specialty rates although there were signs of stabilization and firming in some areas, including Aerospace and Energy. The Faber & Dumas businesses continue to be adversely impacted by the weakening economic environment, especially in our blood-stock division.

Commissions and fees were $30 million, or 5 percent, higher for the nine months ended

September 30, 2009 with the benefit of 5 percent increases attributable to the acquisition of Glencairn and organic revenue growth, partly offset by a 5 percent adverse impact from foreign exchange. Organic revenue growth reflected strong growth in Reinsurance together with modest growth in Global Specialties, partly offset by a decline in Faber & Dumas.

There was a sharp decline in investment income in both the three and nine months ending September 30, 2009 compared with the same periods in 2008 as global interest rates fell markedly in the latter half of 2008 and early 2009.

Productivity continued to improve with a 3 percent rise in revenues per full-time equivalent (“FTE”) employee to $358,000 for the 12 month period to September 30, 2009 compared with full year 2008. Client retention remained steady at 90 percent for the first nine months of 2009.

Operating margin

Operating margin was 19 percent in third quarter 2009 compared with 17 percent in 2008 and 35 percent in the first nine months of 2009 compared with 34 percent in 2008. This improvement reflected a significant benefit from foreign currency translation, together with organic revenue growth, particularly driven by our Reinsurance business, and good cost controls including a reduction in discretionary expenses. The benefit of these was partly offset by a significant increase in the UK pension expense and the sharp reduction in investment income.

Despite an overall reduction in headcount since December 31, 2008, we continue to recruit selectively for our Global businesses. In first quarter 2009, we recruited a reinsurance team from Carvill. This team provides specialty, casualty and professional liability experience and we expect it to be accretive in the latter part of 2009. We have also recruited specialty teams in Marine, Aerospace and Faber & Dumas.

North America

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(millions, except percentages)		(millions, except percentages)

Commissions and fees	$320	$175	$1,023	$559
Investment income	4	3	12	11
Other income	1	1	3	2

Total revenues	$325	$179	$1,038	$572

Operating income	$70	$18	$239	$76
Organic revenue growth(i)(ii)	(3)%	(2)%	(5)%	0%
Operating margin	22%	10%	23%	13%

(i)	Revenues comprise commissions and fees, investment income and other income. Organic revenue growth excludes the impact of foreign currency translation, the first twelve months of net commission and fee revenues generated from acquisitions and the net commission and fee revenues related to operations disposed of in each period presented, from commissions and fees. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited. Organic revenue growth is reconciled to total revenues in “Operating Results — Group — Revenues” above.

(ii)	In fourth quarter 2008, we changed our methodology for the calculation of organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded. Comparatives have been adjusted accordingly.

Revenues

Commissions and fees in North America were 83 percent higher for both the three and nine months ended September 30, 2009 compared with 2008 reflecting the uplift from the additional revenues of HRH, partly offset by negative organic growth as our US operations continue to be significantly adversely impacted by the soft market conditions and weakened economy. In particular, our employee benefits and construction divisions have seen significant declines. However, we have seen the rate of decline moderate in the third quarter of 2009 despite a 4 percent rate headwind.

Organic commissions and fees declined by 3 percent in third quarter 2009 compared with 2008 and 5 percent for the nine months ended September 30, 2009 compared with 2008, as the negative impact of declining rates and other market factors across many sectors and a reduction in one-

time revenues more than offset a positive impact from net new business in both the three and nine month periods ended September 30, 2009.

Our primary focus in North America in 2009 in the first half of 2009 was on the successful integration of HRH into our existing operations and the improvement of margin. In the third quarter, we have refocused our efforts on revenue growth and this has led to double digit new business generation in parts of the business.

Despite the decline in revenues, our productivity measured in terms of revenue per FTE employee remained high, showing only a modest decline to $222,000 for the 12 month period to September 30, 2009 compared with $225,000 for full year 2008.

Operating margin

Operating margin in North America was 22 percent in third quarter 2009 compared with 10 percent in

2008 and 23 percent in the nine months ended September 30, 2009 compared with 13 percent in 2008. The higher margins reflected:

•	the acquisition of HRH;

•	a reduction in underlying expense base reflecting the benefits of our 2008 expense review and Right Sizing Willis initiatives; and

•	a $9 million benefit from the curtailment of the US pension scheme relating to our North America retail employees;

partly offset by

•	decline in organic revenues against the backdrop of the soft market and weak economic conditions discussed above.

HRH integration

We continue to make good progress on the integration of HRH into our existing operations and, reflecting this success, we changed the brand name of our North America retail operations from Willis HRH to Willis North America on October 1, 2009. Progress to date includes:

•	high levels of producer and client retention;

•	on a pro forma combined basis we have reduced the North America expense base by approximately 16 percent year over year through merger synergies and our Right Sizing Willis initiatives. For the full year 2009 we anticipate total savings on a combined pro forma basis, in excess of $180 million from synergies and other cost reduction initiatives;

•	we have managed to renegotiate over 90 percent of the property and casualty contingent commissions HRH received, which we would only be permitted to collect until October 1, 2011. After that time we will receive higher standard commissions.

With effect from the acquisition date, we have conformed HRH’s revenue recognition policy with our existing policy. Consequently, it is not possible to make an accurate comparison of pro forma revenues on a year over year basis. However, we believe that the third quarter year on year decline in HRH legacy revenues is likely higher than the 3 percent decline reported by our legacy North America business due to:

•	an approximate 3 percent reduction of legacy HRH revenues due to producers who have left which is in line with our original estimates at the time of acquisition;

•	approximately 85 percent of the HRH legacy based business is commission based and directly impacted by declining rates; and

•	the preponderance of smaller accounts held by the HRH legacy business as these clients are more vulnerable to the impacts of the US recession.

International

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(millions, except percentages)		(millions, except percentages)

Commissions and fees	$219	$222	$721	$783
Investment income	5	11	17	29

Total revenues	$224	$233	$738	$812

Operating income	$30	$38	$181	$199
Organic revenue growth(i)(ii)	3%	10%	5%	8%
Operating margin	13%	16%	25%	25%

(i)	Revenues comprise commissions and fees, investment income and other income. Organic revenue growth excludes the impact of foreign currency translation, the first twelve months of net commission and fee revenues generated from acquisitions and the net commission and fee revenues related to operations disposed of in each period presented, from commissions and fees. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited. Organic revenue growth is reconciled to total revenues in “Operating Results — Group — Revenues” above.

(ii)	In fourth quarter 2008, we changed our methodology for the calculation of organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded. Comparatives have been adjusted accordingly.

Revenues

Commissions and fees in International were $3 million, or 1 percent, lower in third quarter 2009 compared with 2008 and $62 million, or 8 percent, lower in the nine months ended September 30, 2009 compared with 2008 as double digit new business generation in most of our International units was more than offset by an adverse impact from foreign exchange of 5 percent in third quarter 2009 and 14 percent for the first nine months of 2009; a 2 percent adverse impact from rates and other market factors; and significantly lower revenues in our UK and Irish retail operations.

A significant part of International’s revenues are earned in currencies other than the US dollar which has strengthened significantly on a year over year basis against a number of these currencies, most notably the euro, pound sterling, Danish kroner and Australian dollar, consequently reducing International revenues on a year over year basis when reported in US dollars.

Despite the slowdown of the global economy, International continued its impressive record of organic growth. Excluding our UK and Ireland retail divisions, organic revenue growth was 7 percent in third quarter 2009, with Latin America, Asia and Europe, in particular Spain, Denmark and Russia, all reporting strong organic growth in both the three and nine months ended September 30, 2009 compared with the same periods in 2008. However, our UK and Ireland retail division, which represents approximately 25 percent of International’s operations, saw significant revenue declines reflecting the weak local economic conditions, with Ireland being particularly adversely impacted.

Productivity in International continues to improve with revenues per FTE employee increasing by 3 percent in the 12 month period to September 30, 2009 compared with full year 2008.

Client retention levels remained high at 91 percent for the first nine months of 2009.

Operating margin

Operating margin in International was 13 percent in third quarter 2009 compared with 16 percent in third quarter 2008. The benefit of:

•	the strong organic revenue growth outside of the United Kingdom and Ireland; and

•	focused expense management including savings in discretionary costs driven by our right sizing initiatives;

were more than offset by

•	increased pension expense for the UK pension plan;

•	a sharp reduction in investment income reflecting lower global interest rates; and

•	a weak performance by our UK and Ireland retail operations reflecting the difficult market conditions.

Operating margin for the first nine months of the year was 25 percent in both 2009 and 2008.

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Effective May 15, 2009, we closed our US defined benefit pension plan to future accrual. We now expect:

•	the full year 2009 charge for the US plan to be approximately $8 million compared with an expected $39 million had the plan not been closed to future accrual; and

•	our total pension expense to be $35 million, net of the $12 million curtailment gain.

Apart from this change there were no significant additions or changes to these assumptions in the nine months ended September 30, 2009.

NEW ACCOUNTING STANDARDS

There were no new accounting standards issued during the third quarter 2009 that would have a significant impact on the Company’s reporting.

LIQUIDITY AND CAPITAL RESOURCES

During 2009, we have taken a number of actions to significantly improve our debt maturity profile:

•	in March 2009, we issued 12.875% senior unsecured notes due 2016 in an aggregate principal amount of $500 million to Goldman Sachs Mezzanine Partners which generated net proceeds of $482 million. These proceeds, together with $208 million cash generated from operating activities and cash in hand, were used to pay down the $750 million outstanding on our interim credit facility as of December 31, 2008; and

•	in September 2009, we issued $300 million of 7% senior notes due 2019 at a purchase price of 99.503% per note. We launched a tender offer on September 22, 2009 to repurchase all or any of our $250 million 5.125% senior notes due July 2010 at a premium of $27.50 per $1,000 face value. Notes totalling $160 million were tendered and repurchased using the proceeds from the issuance of our 7.0% senior notes on September 29, 2009.

Once the remaining $90 million of July 2010 bonds are repaid, the only mandatory repayments for our other outstanding debt over the next 5 years are the scheduled repayments on our $700 million five year term loan.

In September 2009, both Moody’s and Standard & Poor’s improved their outlook on our current ratings from negative to stable.

Total debt, total equity and the capitalization ratio at September 30, 2009 were as follows:

	September 30,	December 31,
	2009	2008
	(millions, except percentages)

Long-term debt	$2,375	$1,865
Short-term debt	231	785

Total debt	$2,606	$2,650

Total equity	$2,201	$1,895

Capitalization ratio	54%	58%

In the short term, our capital management priority is debt reduction and we are currently targeting a debt to EBITDA (earnings before interest, tax, depreciation and amortization) ratio of below 2.5 to 1. Once we are in a position to remain at or below this ratio, we would consider recommencing our stock buyback program. However, there can be no assurance that we will achieve our target debt to EBITDA ratio or recommence our stock buyback program.

Liquidity

Our principal sources of liquidity are cash from operations, cash and cash equivalents of $203 million at September 30, 2009 and remaining availability of $235 million under our revolving credit facility.

As of September 30, 2009, our short-term liquidity requirements consist of:

•	payment of interest on debt and $140 million of mandatory prepayments under our 2013 term loan;

•	payment of the $90 million principal outstanding on our July 2010 notes;

•	capital expenditures;

•	working capital; and

our long-term liquidity requirements consist of:

•	the principal amount of outstanding notes; and

•	borrowings under our 2013 term loan and revolving credit facility.

Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for the 12 months from today’s date.

In an effort to reduce future cash interest payments as well as future amounts due at maturity, we may from time to time seek to retire or purchase our outstanding debt through tender offers, cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

For a discussion of the potential liquidity risk associated with our put and call arrangements, see the section entitled “Risk Factors — Financial Risks — We have entered into significant put and call arrangements which require us to pay substantial amounts to purchase shares in one of our associates. These payments would reduce our liquidity and short-term cash flow.”

We continue to identify and implement further actions to control costs and enhance our operating performance, including cash flow. These actions include the rationalization of our cost base through our ongoing Right-Sizing Willis initiatives to achieve best fit within the current environment.

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

Operating activities

Net cash provided by operations was $286 million in the nine months ended September 30, 2009 compared with $122 million in 2008, with the $164 million increase mainly reflecting a $183 million increase in net income before the non-cash charge for amortization of intangible assets.

Investing activities

Total net cash used in investing activities was $42 million in the nine months ended September 30, 2009 compared with $93 million in the same period of 2008.

The decrease in net cash used in investing activities of $51 million was mainly attributable to:

•	a $34 million increase in proceeds from sale of operations, mainly attributable to the second quarter 2009 disposal of Bliss & Glennon; and

•	a $17 million increase in proceeds on sale of short-term investments as we liquidated our own funds portfolio.

In the first nine months of 2008 we purchased a further 4 percent of voting rights in Gras Savoye, our French associate, for $31 million. In 2009, we made a $41 million cash payment in relation to the fourth quarter 2008 acquisition of an additional 5 percent of Gras Savoye.

Financing activities

Net cash used in financing activities was $227 million in the nine months ended September 30, 2009 compared with $65 million in 2008.

Long-term debt

In March 2009, we issued $500 million of senior unsecured 7 1/2 year notes at 12.875%.

We used the $482 million net proceeds of the notes, together with $208 million cash generated from operating activities and $60 million cash in hand, to pay down the $750 million outstanding on our interim credit facility as of December 31, 2008.

In September 2009, we issued $300 million of 7% Senior Notes due 2019. We then launched a tender offer on September 22, 2009 to repurchase all or any of our $250 million 5.125% Senior Notes due July 2010 at a premium of $27.50 per $1,000 face value. Notes totalling $160 million were tendered and repurchased on September 29, 2009.

As of September 30, 2009, we had drawn $65 million under our revolving credit facility compared with $nil as of December 31, 2008 and $170 million as of September 30, 2008. In the nine months ended September 30, 2008, we drew down a net $120 million on our revolving credit facility to help fund share repurchases and fixed asset additions related to our London headquarters building.

In October 2009, in anticipation of the Reorganization, we negotiated an amendment to our term loan credit agreement that provides, amongst other things, that following the Reorganization:

•	the new Irish holding company, together with the other new intermediate holding companies that will be formed as part of the Reorganization, will become guarantors under the credit agreement; and

•	the existing Bermuda holding company will be released from of its obligations under the agreement once all the Group’s subsidiaries have been transferred to the new holding company structure.

In addition, the amendment provides that Willis Securities Inc. (“WSI”), our new licensed broker-dealer, may invest in an aggregate amount not to exceed $300 million at any one time outstanding in debt, equity securities and/or equity-linked securities that are underwritten and/or initially purchased by WSI for the purpose of placement with and distribution to third party investors in WSI’s ordinary course of business.

Share buybacks

On November 1, 2007, the Board authorized a new share buyback program for $1 billion.

In 2008, we repurchased 2.3 million shares at a cost of $75 million under the new authorization. We have not made any repurchases under this authorization in 2009.

Dividends

Cash dividends paid in the nine months ended September 30, 2009 were $130 million compared with $109 million in the same period 2008. The $21 million increase primarily reflects dividend payments on the 24 million additional shares issued in connection with the fourth quarter 2008 acquisition of HRH. In February 2009, we declared a quarterly cash dividend of $0.26 per share, an annual rate of $1.04 per share. On October 26, 2009, we declared a cash dividend of $0.26 per share for holders of record on December 30, 2009.

CONTRACTUAL OBLIGATIONS

In third quarter 2009, we issued $300 million of 7% senior notes due 2019 at a purchase price of 99.503% per note. We launched a tender offer on September 22, 2009 to repurchase all or any of our $250 million 5.125% senior notes due July 2010 at a premium of $27.50 per $1,000 face value. Notes totalling $160 million were tendered and repurchased using the proceeds from the debt issuance on September 29, 2009. With these exceptions, there have been no material changes in our contractual obligations in the third quarter 2009.

OFF-BALANCE SHEET TRANSACTIONS

Apart from commitments, guarantees and contingencies, as disclosed in Note 9 to the Condensed Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations or liquidity.

Item 3 —	Quantitative and Qualitative Disclosures about Market Risk

Except as disclosed below, there has been no material change with respect to market risk from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The fair value of forward foreign exchange contracts used to hedge our London market operations exposure as of December 31, 2008 was a liability of $85 million, of which $55 million related to contracts maturing in 2009. A loss of $33 million was recognized through the consolidated statement of operations during the nine months ended September 30, 2009. The fair value of forward foreign exchange contracts as of September 30, 2009 is a liability of $32 million of which $9 million relates to 2009.

The fair value of our interest rate hedging program used to hedge our interest income as of December 31, 2008 was an asset of $39 million. During the nine months ended September 30, 2009 a gain of $19 million was recognized in investment income. The fair value of our interest rate hedging program as of September 30, 2009 is an asset of $33 million.

Item 4 —	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) are effective.

There has been no change in the Company’s internal controls over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings

As disclosed previously in the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2009, Willis Limited, a subsidiary of Willis Group Holdings, entered into a settlement agreement on September 11, 2009 with certain subsidiaries of CNA Financial Corporation. Additionally, certain complaints were filed against us and our associates, among others, during the quarter ended September 30, 2009, relating to the collapse of the Stanford Financial Group for which we acted as brokers of record on certain lines of insurance. The information set forth in Note 9 of Notes to the Condensed Consolidated Financial Statements (unaudited), provided in Part I, Item 1 of this report, with respect to the settlement agreement and Willis’s other commitments and contingencies is incorporated herein by reference.

Item 1A —	Risk Factors

Other than as described below, there have been no material changes to the risk factors described in Part I, Item 1A “Risk Factors” included in the Form 10-K for the year ended December 31, 2008, which are incorporated herein by reference. Copies are available online at http://www.sec.gov or on request from the Company as set forth in Part I, Item 1 “Business-Available Information” in Willis’ Form 10-K.

Risks Related To Our Business

Competitive Risks

We do not control the premiums on which our commissions are based, and volatility or declines in premiums may seriously undermine our profitability.

We derive most of our revenues from commissions and fees for brokerage and consulting services. We do not determine insurance premiums on which our commissions are generally based. Premiums are cyclical in nature and may vary widely based on market conditions. From the late 1980s through late 2000, insurance premium rates generally declined as a result of a number of factors, including the expanded underwriting capacity of insurance carriers; consolidation of both insurance intermediaries and insurance carriers; and increased competition among insurance carriers. During 2004, we saw a rapid transition from a “hard” market, with premium rates stable or increasing, to a “soft” market, with premium rates falling in most markets. Rates continued to decline in most sectors through 2005 and 2006, with the exception of catastrophe-exposed markets. In 2007, the market softened further with decreases in many of the market sectors in which we operated and this continued into 2008 with further premium rate declines averaging 10% across our market sectors. In the nine months ended 2009, the benefit of rate increases in the reinsurance market and stabilization in some specialty markets was more than offset by the continuing soft market in other sectors and the adverse impact of the weakened economic environment across the globe.

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

Legal and Regulatory Risks

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

The principal actual or potential claims, lawsuits and proceedings to which we are currently subject, including but not limited to errors and omissions claims, are: (1) the regulatory and other proceedings relating to among other things contingent compensation arrangements referred to above; (2) potential claims arising out of various legal proceedings between reinsurers, reinsureds and their reinsurance brokers relating to personal accident excess of loss reinsurance placements for the years 1993 to 1998; (3) potential damages arising out of a court action, on behalf of a purported class of present and former female officer and officer equivalent employees for alleged discrimination against them on the basis of their gender; (4) claims with respect to our placement of property and casualty insurance for a number of entities which were directly impacted by the September 11, 2001 destruction of New York’s World Trade Center complex; and (5) claims relating to the collapse of The Stanford Financial Group, for which we acted as brokers of record on certain lines of insurance.

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

Financial Risks

Our incurrence of additional debt to pay a portion of the consideration related to the HRH acquisition, to repurchase a portion of our 5.125% senior notes due 2010, and for general corporate purposes significantly increased our interest expense, financial leverage and debt service requirements.

In October 2008, in connection with the acquisition of HRH, we incurred incremental borrowings of $1.525 billion which significantly increased our leverage. These borrowings were drawn down under new credit facilities consisting of a $700 million 5-year term loan facility, a $300 million revolving credit facility and a $1 billion interim credit facility. In February 2009, we entered into an agreement with Goldman Sachs Mezzanine Partners to issue notes in an aggregate principal amount of $500 million. We used the net proceeds of this issuance of approximately $480 million towards the balance of the interim credit facility and subsequently repaid the remainder of the interim facility out of cash flow from operations. The issuance of the notes resulted in a significant increase in our interest expense compared to that under the interim credit facility.

On September 29, 2009 we issued $300 million aggregate principal amount of 7.0% senior notes due 2019. We used a portion of the proceeds to repurchase approximately $160 million aggregate principal amount of our outstanding 5.125% senior notes due 2010 and the remaining proceeds for general corporate purposes.

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

As of September 30, 2009, we had total consolidated debt outstanding of approximately $2.6 billion. A downgrade in the credit ratings of our debt would increase our borrowing costs and reduce our financial flexibility. In addition, certain downgrades would trigger a step-up in interest rates under the indenture for our 6.2% senior notes and our 7.0% senior notes, which would increase our interest expense. If we need to raise capital in the future, any credit rating downgrade could negatively affect our financing costs or access to financing sources.

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

Following our initial acquisition of shares, we acquired an additional 5 percent of Gras Savoye at a cost of $25 million under these arrangements in September 2006, another 4 percent at a cost of $31 million in January 2008 and another 5 percent at a cost of $41 million at the end of December 2008. According to the put arrangement, the aggregate management shareholding may not fall below approximately 10% of Gras Savoye’s share capital while the management shareholders remain general partners of Gras Savoye. The current appointments of the relevant individuals will expire on December 31, 2009. Accordingly (and except in case of death, disability or retirement prior to such date), management shareholders will not have a general put right until January 1, 2010. Payments in connection with management put rights would not have exceeded $67 million if those rights had been fully exercised at December 31, 2008. In addition, we have a call option to move to majority ownership under certain circumstances and in any event from December 2009. Once we exercise this call option, the remaining Gras Savoye shareholders will have a put option to require us to purchase their shares.

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

We have recently disclosed that we are in an exclusive arrangement with Astorg Partners to sell a portion of our interest in Gras Savoye pursuant to which we expect to eliminate the put option presently exercisable by the Gras Savoye shareholders. However, no definitive agreement with respect to any sale has been entered into by the parties. In addition, we have stated that we do not expect the other Gras Savoye shareholders to exercise their put options within the next twelve months. As a result of the significant uncertainties underlying these forward-looking statements, our inclusion of this information is not a representation and there is no guarantee that our objectives, plans or statements will be achieved.

Reorganization Risks

For purposes of these risk factors, “Transaction” refers to the transaction under the Reorganization whereby the common shares of Willis-Bermuda will be cancelled and shareholders will receive, on a one-for-one basis, new ordinary shares of Willis-Ireland. The Transaction will be effected by a scheme of arrangement under Bermuda law (the “Scheme of Arrangement”). References to the Reorganization include the Transaction and other related transactions as described in our Proxy Statement on Schedule 14A for a special court-ordered meeting regarding the proposed Transaction filed with the SEC on November 2, 2009 (the “Transaction Proxy Statement”).

Your rights as a shareholder will change as a result of the Transaction.

Because of differences between Irish law and Bermuda law and differences between the governing documents of Willis-Ireland and Willis-Bermuda, your rights as a shareholder will change if the Transaction is completed. For a description of these differences, please see the comparison chart of your rights as a common shareholder of Willis-Bermuda against your rights as an ordinary shareholder of Willis-Ireland, located in “Comparison of Rights of Shareholders and Powers of the Board of Directors” in the Transaction Proxy Statement.

Our effective tax rate may increase whether we effect the Reorganization or not.

While the Reorganization is not anticipated to have any material impact on our effective tax rate, there is uncertainty regarding the tax policies of the jurisdictions where we operate (which include the potential legislative actions described below), and our effective tax rate may increase and any such increase may be material. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.

Legislative and regulatory action could materially and adversely affect us.

If the Transaction is not completed, our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by any tax authority following the Transaction. For example, legislative action may be taken by the U.S. Congress which, if ultimately enacted, could override tax treaties upon which we rely or could broaden the circumstances under which we would be considered a U.S. resident regardless of whether we complete the Transaction, each of which could materially and adversely affect our effective tax rate and cash tax position. We cannot predict the outcome of any specific legislative proposals. However, if proposals were enacted that had the effect of disregarding all or some of the Transaction or limiting our ability to take advantage of tax treaties between Ireland and other jurisdictions (including the U.S.), we could be subjected to increased taxation. In addition, any future amendments to the current income tax treaties between Ireland and other jurisdictions could subject us to increased taxation.

As an Irish company following the Transaction, we will be required to comply with numerous Irish and EU legal requirements. Compliance with Irish and EU laws and regulations may incur additional costs and have a material and adverse effect on Willis’ financial condition and results of operations.

There continues to be negative publicity regarding, and criticism of, companies that conduct business in the U.S. and in other countries but are domiciled in countries that do not have a substantial network of commercial, tax and other treaties and trade agreements. We may become subject to criticism in connection with our proposed move to Ireland.

The Transaction will result in additional direct and indirect costs, even if it is not completed.

We will incur additional costs as a result of the Transaction, although we do not expect these costs to be material. Willis-Ireland has been incorporated in Ireland and is subject to Irish law. Our intention is that we will hold all of our regularly scheduled board of directors meetings and annual general meetings of shareholders in Ireland. We also expect to incur costs and expenses, including professional fees, to comply with Irish corporate and tax laws and financial reporting requirements. In addition, we expect to incur attorneys’ fees, accountants’ fees, filing fees, mailing expenses and financial printing expenses in connection with the Transaction, even if the Scheme of Arrangement is not approved or completed. The Transaction also may negatively affect us by diverting attention of our management and employees from our operating business during the period of implementation and by increasing other administrative costs and expenses.

We cannot guarantee that changes would not be made to the terms of our indentures in connection with obtaining the supplemental indentures required or necessary for the Reorganization.

We expect to seek consents or waivers and/or enter into supplemental indentures with respect to our existing indentures under which Willis-Ireland and/or certain of its subsidiaries will guarantee the obligations of the issuers of our notes and assume the obligations of a parent entity under the indentures. One of the conditions to consummation of the Transaction is that Willis-Ireland enter into the supplemental indentures on terms acceptable to us, although we may waive this condition. Please see “Proposal Number One: The Transaction — Conditions to Consummation of the Transaction” in the Transaction Proxy Statement. Although we expect that no material change would be made to the terms of our indentures in connection with obtaining the supplemental indentures, we cannot guarantee that there would not be any such material change. Please see “Proposal Number One: The Transaction — Supplemental Indentures” in the Transaction Proxy Statement.

We may choose to abandon or delay the Transaction.

We may abandon or delay the Transaction at any time prior to the Scheme of Arrangement becoming effective by action of our board of directors, even after the special court-ordered meeting and the sanction of the Supreme Court of Bermuda. While we currently expect to complete the Transaction as soon as practicable after obtaining shareholder approval of the Scheme of Arrangement at the meeting, our board of directors may delay the Transaction for a significant time or may abandon the Transaction after the meeting because, among other reasons, the Transaction is no longer in our best interest or the best interests of our shareholders or may not result in the benefits we expect, or our estimated cost of the Transaction increases. Additionally, we may not be able to obtain the requisite shareholder or court approvals. Please see “Proposal Number One: The Transaction — Amendment, Termination or Delay” in the Transaction Proxy Statement.

If the common shareholders of Willis-Bermuda do not approve the distributable reserves proposal, Willis-Ireland may not be able to pay dividends or repurchase shares following the Transaction. In addition, there is no guarantee that Irish High Court approval of the creation of distributable reserves will be forthcoming.

Under Irish law, dividends must be paid and share repurchases must generally be funded out of “distributable reserves,” which Willis-Ireland will not have immediately following the Transaction Time. Please see “Description of Willis Group Holdings Public Limited Company Share Capital — Dividends” and “— Share Repurchases, Redemptions and Conversions” in the Transaction Proxy Statement. If the Scheme of Arrangement is approved, the common shareholders of Willis-Bermuda will also be asked at the special court-ordered meeting to approve the creation of distributable reserves of Willis-Ireland (through the reduction of the entire share premium account of Willis-Ireland or such lessor amount as may be determined by the board of directors of Willis-Ireland), in order to permit us to continue to pay quarterly dividends and repurchase shares following the Transaction. Approval of the distributable reserves proposal is not a condition to the Transaction, but is required under Irish law to continue our existing dividend payments. Accordingly, if the common shareholders of Willis-Bermuda approve the Scheme of Arrangement but do not approve the distributable reserves proposal, and the Transaction is consummated, Willis-Ireland may not have sufficient distributable reserves to pay dividends or to repurchase shares following the Transaction.

In addition, the creation of distributable reserves requires the approval of the Irish High Court. Although we are not aware of any reason why the Irish High Court would not approve the creation of distributable reserves, the issuance of the required order is a matter for the discretion of the Irish High Court and there is no guarantee that such approval will be forthcoming. Even if the Irish High Court does approve the creation of distributable reserves, it may take substantially longer than we anticipate and the Irish High Court may not approve the reduction of the entire share premium amount of Willis-Ireland. Please see “Proposal Number Two: Creation of Distributable Reserves” in the Transaction Proxy Statement.

As a result of different shareholder voting requirements in Ireland relative to Bermuda, we will have less flexibility with respect to certain aspects of capital management than we now have.

Under Bermuda law, our directors may issue, without shareholder approval, any common shares authorized in our memorandum of association that are not already issued. Irish law allows shareholders to authorize a board of directors to subsequently issue shares without shareholder approval for a period of five years. Additionally, subject to specified exceptions, Irish law grants statutory pre-emption rights to existing shareholders to subscribe for new issuances of shares for cash, but allows shareholders to authorize the waiver of such statutory pre-emption rights. In advance of the Transaction, the current shareholders of Willis-Ireland will have provided such authority to issue shares and waived these statutory pre-emption rights for a period of five years in each case. These authorizations must be renewed by the shareholders every five years and we cannot guarantee that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our debt securities. As a result of these Irish law requirements, situations may arise where the flexibility we now have in Bermuda would have provided benefits to our shareholders that will not be available in Ireland.

As a result of different shareholder voting requirements in Ireland relative to Bermuda, we will have less flexibility with respect to our ability to amend our constituent documents than we now have.

Under Bermuda law and our current bye-laws, our bye-laws may be amended by the vote of the holders of a majority of the outstanding shares, except for certain enumerated provisions. Irish law requires a special resolution of 75% of the shareholder votes cast at a general meeting for any amendment to the articles of association of Willis-Ireland. As a result of this Irish law requirement, situations may arise where the flexibility we now have in Bermuda would have provided benefits to our shareholders that will not be available in Ireland. Please see “Comparison of Rights of Shareholders and Powers of the Board of Directors — Amendment of Governing Documents” in the Transaction Proxy Statement.

After the Transaction, attempted takeovers of Willis-Ireland will be subject to the Irish Takeover Rules and subject to review by the Irish Takeover Panel.

We will become subject to the Irish Takeover Rules, under which the board of directors of Willis-Ireland will not be permitted to take any action which might frustrate an offer for Willis-Ireland ordinary shares once the board of directors has received an approach which may lead to an offer or has reason to believe an offer is imminent. Further, it could be more difficult for Willis-Ireland to obtain shareholder approval for a merger or negotiated transaction after the Transaction because the shareholder approval requirements for certain types of transactions differ, and in some cases are greater, under Irish law than under Bermuda law. Please see “Comparison of Rights of Shareholders and Powers of the Board of Directors — Capitalization,” “— Pre-emption Rights, Share Warrants and Share Options” and “— Distributions and Dividends; Repurchases and Redemptions” in the Transaction Proxy Statement.

After the Transaction, a future transfer of your Willis-Ireland ordinary shares may be subject to Irish stamp duty.

In certain circumstances, the transfer of shares in an Irish incorporated company will be subject to Irish stamp duty which is a legal obligation of the buyer. This duty is currently at the rate of 1% of the price paid or the market value of the shares acquired, if higher. However, transfers of book-entry interests in the Depository Trust Company (“DTC”) representing Willis-Ireland shares should not be subject to Irish stamp duty. Accordingly, transfers by shareholders who hold their Willis-Ireland ordinary shares beneficially through brokers which in turn hold those shares through DTC, should not be subject to Irish stamp duty on transfers to holders who also hold through DTC. This exemption is available because our shares are traded on a recognized stock exchange in the U.S. Any transfer of Willis-Ireland ordinary shares which is subject to Irish stamp duty will not be registered in the name of the buyer unless an instrument of transfer is executed by or on behalf of the seller, is duly stamped and is provided to our transfer agent. Although in the majority of transactions there should be no stamp duty because the transaction is effected by transfer of book-entry interest through DTC, this additional risk for the buyer could adversely affect the price of our shares.

Any transfer of Willis-Ireland shares that is subject to Irish stamp duty will not be registered in the name of the buyer unless an instrument of transfer is duly stamped and provided to our transfer agent. Willis-Ireland’s articles of association allow Willis-Ireland, in its absolute discretion, to create an instrument of transfer and pay (or procure the payment of) any stamp duty payable by a buyer. In the event of any such payment, Willis-Ireland is (on behalf of itself or its affiliates) entitled to (i) seek reimbursement from the buyer or seller (at its discretion), (ii) set-off the amount of the stamp duty against future dividends payable to the buyer or seller (at its discretion), and (iii) claim a lien against the Willis-Ireland shares on which it has paid stamp duty. Parties to a share transfer may assume that any stamp duty arising in respect of a transaction in Willis-Ireland shares has been paid unless one or both of such parties is otherwise notified by us.

After the Transaction, dividends received by you may be subject to Irish dividend withholding tax.

In certain circumstances, as an Irish tax resident company, Willis-Ireland may be required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to its shareholders. Shareholders resident in “relevant territories” (including countries that are EU member states (other than Ireland), the U.S. and other countries with which Ireland has signed a tax treaty whether that treaty has been ratified or not) should not be subject to Irish withholding tax provided that, in each case, they complete certain tax forms. However, some shareholders may be subject to withholding tax, which could adversely affect the price of Willis-Ireland’s shares. Please see “Material Tax Considerations — Irish Tax Considerations — Withholding Tax on Dividends” in the Transaction Proxy Statement.

After the Transaction, dividends received by you could be subject to Irish income tax.

Dividends paid in respect of Willis-Ireland shares will generally not be subject to Irish income tax where the beneficial owner of these dividends is exempt from dividend withholding tax, unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Willis-Ireland. Willis-

Ireland shareholders who receive their dividends subject to Irish dividend withholding tax will generally have no further liability to Irish income tax on the dividend unless the beneficial owner of the dividend has some connection with Ireland other than his or her shareholding in Willis-Ireland. Please see “Material Tax Considerations — Irish Tax Considerations — Income Tax on Dividends Paid on Willis Shares” in the Transaction Proxy Statement.

Willis recommends that each shareholder consult his or her own tax advisor as to the tax consequences of holding shares in and receiving dividends from Willis.

The market for the Willis-Ireland shares may differ from the market for the Willis-Bermuda shares.

We intend to list the Willis-Ireland ordinary shares on the NYSE under the symbol “WSH,” the same trading symbol as the Willis-Bermuda common shares. The market price, trading volume or volatility of the Willis-Ireland ordinary shares could be different than those of the Willis-Bermuda shares.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds

On November 1, 2007, the Board authorized a new share buyback program for $1 billion. This replaced the previous $1 billion buyback program and its remaining $308 million authorization. The program is an open-ended plan to repurchase the Company’s shares from time to time in the open market or through negotiated sales with persons who are not affiliates of the Company. During the nine months ended September 30, 2009, there were no shares repurchased. At September 30, 2009, $925 million remains under the program for future repurchases.

Maximum
Number (or
Approximate
			Total Number	Dollar Value)
			of Shares	of Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or the
Period	Purchased	Paid Per Share	Programs	Programs

July 2009	—	—	—	—
August 2009(1)	1.6 million	$2.04	1.6 million	—
September 2009	—	—	—	—

(1)	The Company filed a Tender Offer Statement on Schedule TO, dated July 8, 2009 and as amended on July 23, 2009 and August 7, 2009, with the SEC to repurchase for cash approximately 2.6 million outstanding eligible options to purchase shares of the Company’s common stock, par value $0.000115 per share. The tender offer expired on August 6, 2009.

Item 3 —	Defaults Upon Senior Securities

None.

Item 4 —	Submission of Matters to a Vote of Security Holders

None.

Item 5 —	Other Information

None.

Item 6 —	Exhibits

31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350
32.2	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Willis Group Holdings Limited
(Registrant)

By:	/s/ Patrick C. Regan
Patrick C. Regan
Group Chief Operating Officer and
Group Chief Financial Officer
(Principal Accounting Officer)

Dated: November 6, 2009