Form 10-K
period 2009-12-31
WILLIS GROUP HOLDINGS PLC
filed 2010-03-01
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-16503

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY
(Exact name of Registrant as specified in its charter)

Ireland	98-0352587
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Willis Group Limited 51 Lime Street, London EC3M 7DQ, England
(Address of principal executive offices)

(011) 44-20-3124-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Ordinary Shares, nominal value $0.000115 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of ‘large accelerated filer’, ‘accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of February 22, 2010, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,787,610,612.

As of February 22, 2010, there were outstanding 168,829,679 ordinary shares, nominal value $0.000115 per share, of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Willis Group Holdings Public Limited Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Certain Definitions

The following definitions apply throughout this annual report unless the context requires otherwise:

‘Company’ or ‘Group’ or ‘Willis’	Willis-Bermuda and its subsidiaries for periods before the Effective Time and Willis-Ireland and its subsidiaries for periods after the Effective Time.

‘Effective Time’	6:59 p.m. EST on December 31, 2009.

‘HRH’	Hilb Rogal & Hobbs Company.

‘shares’	The ordinary shares of Willis-Ireland, nominal value $0.000115 per share, and prior to the Effective Time, the common shares of Willis-Bermuda, par value $0.000115 per share.

‘Willis-Bermuda’	Willis Group Holdings Limited, a company organized under the laws of Bermuda.

‘Willis Group Holdings’ or ‘Willis-Ireland’	Willis Group Holdings Public Limited Company, a company organized under the laws of Ireland.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the potential benefits of the redomicile to Ireland, the HRH acquisition or the Gras Savoye transaction, our outlook, future capital expenditures, growth in commissions and fees, business strategies, competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, plans and references to future successes are forward-looking statements. Also, when we use the words such as ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘probably’, or similar expressions, we are making forward-looking statements.

There are important uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•	the impact of any regional, national or global political, economic, business, competitive, market and regulatory conditions on our global business operations;

•	the impact of current financial market conditions on our results of operations and financial condition, including as a result of any insolvencies of or other difficulties experienced by our clients, insurance companies or financial institutions;

•	our ability to continue to manage our significant indebtedness;

•	our ability to compete effectively in our industry;

•	our ability to implement or realize anticipated benefits of our Shaping Our Future, Right Sizing Willis initiatives or any other new initiatives;

•	material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane, or otherwise;

•	the volatility or declines in other insurance markets and premiums on which our commissions are based, but which we do not control;

•	our ability to retain key employees and clients and attract new business;

•	the timing or ability to carry out share repurchases or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;

•	any fluctuations in exchange and interest rates that could affect expenses and revenue;

•	rating agency actions that could inhibit ability to borrow funds or the pricing thereof;

•	a significant decline in the value of investments that fund our pension plans or changes in our pension plan funding obligations;

•	our ability to achieve the expected strategic benefits of transactions, such as the Gras Savoye transaction or HRH acquisition;

•	changes in the tax or accounting treatment of our operations;

•	the potential costs and difficulties in complying with a wide variety of foreign laws and regulations and any related changes, given the global scope of our operations;

•	our involvements in and the results of any regulatory investigations, legal proceedings and other contingencies;

•	our exposure to potential liabilities arising from errors and omissions and other potential claims against us; and

•	the interruption or loss of our information processing systems or failure to maintain secure information systems.

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

Our forward-looking statements speak only as of the date made and we will not update these forward-

looking statements unless the securities laws require us to do so. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document may not occur, and we caution you against unduly relying on these forward-looking statements.

PART I

Item 1 —	Business

History and Development of the Company

Willis Group Holdings is the ultimate holding company for the Group. We trace our history to 1828 and are one of the largest insurance brokers in the world.

Willis Group Holdings was incorporated in Ireland on September 24, 2009 to facilitate the change of the place of incorporation of the parent company of the Group from Bermuda to Ireland (the ‘Redomicile’). At the Effective Time the common shares of Willis-Bermuda were canceled, the Willis-Bermuda common shareholders received, on a one-for-one basis, new ordinary shares of Willis Group Holdings, and Willis Group Holdings became the ultimate parent company for the Group.

For administrative convenience, we utilize the offices of a subsidiary company as our principal executive offices. The address is:

Willis Group Holdings Public Limited Company
c/o Willis Group Limited
The Willis Building
51 Lime Street
London EC3M 7DQ
England
Tel: +44 203 124 6000

For several years, we have focused on our core retail and specialist broking operations. In 2008, we acquired HRH, at the time the eighth largest insurance and risk management intermediary in the United States. The acquisition almost doubled our North America revenues and created critical mass in key markets including California, Florida, Texas, Illinois, New York, Boston, New Jersey and Philadelphia. In addition, we have made a number of smaller acquisitions around the world and increased our ownership in several of our associates and existing subsidiaries, which were not wholly-owned, where doing so strengthened our retail network and our specialty businesses.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the ‘SEC’). You may read and copy any documents we file at the SEC’s Public Reference Room at

100 F Street, NE Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Willis Group Holdings) file electronically with the SEC. The SEC’s website is www.sec.gov.

The Company makes available, free of charge through our website, www.willis.com, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our proxy statement, current reports on Form 8-K and Forms 3, 4, and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the ‘Exchange Act’) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Unless specifically incorporated by reference, information on our website is not a part of this Form 10-K.

The Company’s Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Corporate Governance and Nominating Committee Charter are available on our website, www.willis.com, in the Investor Relations-Corporate Governance section, or upon request. Requests for copies of these documents should be directed in writing to the Company Secretary c/o Office of General Counsel, Willis Group Holdings Public Limited Company, One World Financial, 200 Liberty Street, New York, NY 10281.

General

We provide a broad range of insurance brokerage, reinsurance and risk management consulting services to our clients worldwide. We have significant market positions in the United States, in the United Kingdom and, directly and through our associates, in many other countries. We are a recognized leader in providing specialized risk management advisory and other services on a global basis to clients in various industries including aerospace, marine, construction and energy.

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

We also offer clients a broad range of services to help them to identify and control their risks. These services range from strategic risk consulting (including providing actuarial analyses), to a variety of due diligence services, to the provision of practical on-site risk control services (such as health and safety or property loss control consulting) as well as analytical and advisory services (such as hazard modeling and reinsurance optimization studies). We assist clients in planning how to manage incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans. We are not an insurance company and therefore we do not underwrite insurable risks for our own account.

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

Business Strategy — Shaping Our Future

Our Shaping Our Future Strategy is our commitment to:

•	segment clients and deliver service consistent with their needs and target high growth businesses and geographies;

•	drive profitable growth through providing our clients with value and service above that provided by our competitors;

•	use our global scale to manage carrier relationships in the best interest of the clients and to deliver product innovation;

•	aim to deliver service to clients efficiently by streamlining our organization and utilizing industry leading technology. We aim to create the optimal platform by enhancing our service model, processes and technology; and

•	become the employer of choice by creating a clear path of career development for our people and a reward and recognition framework that recognizes team work.

Our Business

Insurance and reinsurance is a global business, and its participants are affected by global trends in capacity and pricing. Accordingly, we operate as one global business which ensures all clients’ interests are handled efficiently and comprehensively, whatever their initial point of contact. We organize our business into three segments: North America and International, which together comprise our principal retail operations, and Global. For information regarding revenues, operating income and total assets per segment, see Note 23 of the Consolidated Financial Statements contained herein.

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

The Global business is divided into:

•	Global Specialties;

•	Willis Re; and

•	Faber & Dumas.

Global Specialties

Global Specialties has strong global positions in Aerospace, Energy, Marine, Construction, Financial and Executive Risks and several niche businesses.

•	Aerospace
We are highly experienced in the provision of insurance and reinsurance brokerage and risk management services to Aerospace clients worldwide, including aircraft manufacturers, air cargo handlers and shippers, airport managers and other general aviation companies. Advisory services provided by Aerospace include claims recovery, contract and leasing risk management, safety services and market information. Aerospace’s clients include approximately 35 percent of the world’s airlines. The specialist Inspace division is also prominent in supplying the space industry through providing insurance and risk management services to approximately 40 companies.

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
Our Financial and Executive Risks unit specializes in broking directors’ and officers’ insurance as well as professional indemnity insurance for corporations and professional firms. It incorporates our political risk unit, as well as structured finance and credit teams. It also places structured crime and specialist liability insurance for clients across the broad spectrum of financial institutions as well as specializing in strategic risk assessment and transactional risk transfer solutions.

Willis Re

We are one of the world’s largest intermediaries for reinsurance and have a significant market share in the world’s major markets, particularly marine and aviation. We operate this business on a global basis and our clients are both insurance and reinsurance companies.

We provide a complete range of transactional capabilities, including, in conjunction with Willis Capital Market and Advisory Services, risk transfer via the capital markets, as well as analytical and advisory services including enterprise risk management, hazard modeling, financial and balance sheet analysis and reinsurance optimization studies.

Faber & Dumas

Faber & Dumas, our wholesale brokerage division, was launched in October 2008 on completion of Willis’ acquisition of HRH. Faber & Dumas comprises HRH’s London-based operation Glencairn, together with our Fine Art, Jewelry and Specie, Special Contingency Risk and Hughes-Gibb units.

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

Retail operations

Our North America and International retail operations provide services to small, medium and major corporate clients, accessing Global’s specialist expertise when required.

North America

Our North America business provides risk management, insurance brokerage, related risk services, and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States and Canada. With around 120 locations, organized into seven regions including Canada, Willis North America locally delivers our global and national resources and specialist expertise through this retail distribution network.

In addition to being organized geographically and by specialty, our North America business focuses on four client segments: global, large national/middle-market, small commercial, and private client, with service, marketing and sales platform support for each segment.

•	North America Construction
The largest industry practice group in North America is Construction, which specializes in providing risk management, insurance brokerage, and surety bonding services to the construction industry. Willis Construction provides these services to around 25 percent of the Engineering News Record Top 400 contractors (a listing of the largest 400 North American contractors based on revenue). In addition, this practice group has expertise in owner controlled insurance programs for large projects and insurance for national homebuilders.

•	Other industry practice groups
Other industry practice groups include Healthcare, serving the professional liability and other insurance and risk management needs of private and not-for-profit health systems, hospitals and physicians groups; Financial Institutions, serving the needs of large banks, insurers and other financial services firms; and Mergers & Acquisitions, providing due diligence, and risk management and insurance brokerage services to private equity and merchant banking firms and their portfolio companies.

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
Another industry-leading North America practice group is Willis Executive Risks, a national team of technical professionals who specialize in meeting the directors and officers, employment practices, fiduciary liability insurance risk management, and claims advocacy needs of public and private corporations and organizations. This practice group also has expertise in professional liability, especially internet risks.

•	CAPPPS+
The Captive, Actuarial, Programs, Pooling and Practices Solutions (CAPPPS) group has a network of actuaries, certified public accountants, financial analysts and pooled insurance program experts who assist clients in developing, implementing and managing alternative risks financing vehicles. The program business is a leader in providing national insurance programs to niche industries including ski resorts, auto dealers, recycling, environmental, and specialty workers’ compensation.

•	Willis Capital Markets and Advisory Services
Willis Capital Markets and Advisory Services was established in 2009 to provide advice to insurance and reinsurance companies on a broad array of capital markets products and mergers and acquisitions.

International

Our International business unit comprises our operations in Eastern and Western Europe, the United Kingdom and Ireland, Asia-Pacific, Russia, the Middle East, South Africa and Latin America.

Our offices provide services to businesses locally in over 100 countries around the world, making use of skills, industry knowledge and expertise available elsewhere in the Group.

The services provided are focused according to the characteristics of each market and vary across offices, but generally include direct risk management and insurance brokerage, specialist and reinsurance brokerage and employee benefits consulting.

We target large accounts and middle market clients. Recent global market conditions have resulted in excellent opportunities to recruit talented teams and individuals from the competition with new and complementary skills and relationships. Our Shaping Our Future initiative is delivering a range of efficiency and growth focused actions aimed at being the leading broker for customer service and providing a platform for sustainable and market leading growth. This includes the implementation of new client administration technology.

We believe the combined total revenues of our International subsidiaries and associates provide an indication of the spread and capability of our International network. The team generated over 30 percent of the Group’s total consolidated commissions and fees in 2009.

•	Emerging Markets
We have identified high growth markets across all International practice areas. These encompass the fast-developing, high growth regions of Eastern Europe, Russia, Asia (excluding Japan), the Middle East and South Africa. We bring particular capabilities and scale in energy, construction, marine and aerospace to these regions.

•	Global Markets International
Global Markets International work closely with our Global business segment to further develop access for our retail clients to global markets, and provide structuring and placing skills in the relevant areas of property, casualty, terrorism, accident & health, facultative and captives.

As part of our on-going strategy, we look for opportunities to strengthen our International market share through acquisitions and strategic investments. We have acquired a controlling interest in a broad geographic spread of other brokers — a list of the significant International subsidiaries is included in Exhibit 21.1 to this document.

We have also invested in associate companies; our significant associates at December 31, 2009 were GS & Cie Groupe (‘Gras Savoye’), France (31 percent holding) and Al-Futtaim Willis Co. LLC, Dubai (49 percent holding). In connection with many of our investments we retain the right to increase our ownership over time, typically to a majority or 100 percent ownership position. In addition, in certain instances our co-shareholders have a right, typically based on some price formula of revenues or earnings, to put some or all of their shares to us. On December 17, 2009 as part of a reorganization of the share capital of Gras Savoye our interest in that company reduced from 48 percent to 31 percent. In addition, we have the option to acquire a 100 percent interest in the capital of Gras Savoye in 2015. For further information on the Gras Savoye capital reorganization see ‘Item 8 — Financial Statements and Supplementary Data — Note 15 — Investments in Associates.’

Customers

Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from major multinational corporations to middle-market companies. Further, many of our client relationships span decades, for instance our relationship with The Tokio Marine and Fire Insurance Company Limited dates back over 100 years. No one client accounted for more than 10 percent of revenues for fiscal year 2009. Additionally, we place insurance with over 5,000 insurance carriers, none of which individually accounted for more than 10 percent of the total premiums we placed on behalf of our clients in 2009.

Competition

We face competition in all fields in which we operate based on global capability, product breadth, innovation, quality of service and price. According to the Directory of Agents and Brokers published by Business Insurance in July 2009, the 150 largest commercial insurance brokers globally reported brokerage revenues totaling $40 billion in 2008, of which Marsh & McLennan Companies Inc. had approximately 29 percent, Aon Corporation had approximately 18 percent and Willis had approximately 8 percent.

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

In 2005, we, along with Marsh & McLennan and Aon, agreed to implement certain business reforms which included codification of our voluntary termination of contingent commission arrangements with insurers. However, most other special, regional and local insurance brokers continued to accept contingent compensation and did not disclose the compensation received in connection with providing policy placement services to its customers. In February 2010, we entered into the Amended and Restated Assurance of Discontinuance with the Attorney General of the State of New York and the Amended and Restated Stipulation with the Superintendent of Insurance of the State of New York which ended many of the requirements previously imposed upon us. The new agreement no longer limits the type of compensation we can receive and lowers the compensation disclosure requirements we must make to our clients.

Our position is to refuse to accept contingent commissions from carriers in our retail brokerage business. We seek to increase revenue through higher commissions and fees that we disclose to our clients, and to generate profitable revenue growth by focusing on the provision of value-added risk advisory services beyond traditional brokerage activities. Although we continue to believe in the success of our strategy, we cannot be certain that such steps will help us to continue to generate profitable organic revenue growth.

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

United States

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

European Union

The European Union Insurance Mediation Directive introduced rules to enable insurance and reinsurance intermediaries to operate and provide services within each member state of the EU on a basis consistent with the EU single market and customer protection aims. Each EU member state in which we operate is required to ensure that the insurance and reinsurance intermediaries resident in their country are registered with a statutory body in that country and that each intermediary meets professional requirements in relation to their competence, good repute, professional indemnity cover and financial capacity.

United Kingdom

In the United Kingdom, the statutory body is the Financial Services Authority (‘FSA’). The FSA has prescribed the methods by which our insurance and reinsurance operations are to conduct business, and has a wide range of rule-making, investigatory and enforcement powers aimed at meeting its overall aim of promoting efficient, orderly and fair markets and helping retail consumers achieve a fair deal. The FSA conducts monitoring visits to assess our compliance with regulatory requirements.

Certain of our activities are governed by other regulatory bodies, such as investment and securities licensing authorities. In the United States, Willis Capital Markets operates through our wholly-owned subsidiary Willis Securities, Inc., a US-registered broker-dealer and investment advisor, member FINRA/SIPC, primarily in connection with investment banking-related services and advising on alternative risk financing transactions. Willis Capital Markets provides advice on securities or investments in the EU through our wholly-owned subsidiary Willis Structured Financial Solutions Limited, which is authorized and regulated by the FSA.

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

See Part I, Item 1A — Risk Factors ‘Legal and Regulatory Risks’ for discussion of how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.

Employees

As of December 31, 2009 we had approximately 17,000 employees worldwide of whom approximately 3,500 were employed in the United Kingdom and 6,700 in the United States, with the balance being employed across the rest of the world. In addition, our associates had approximately 3,200 employees, all of whom were located outside the United Kingdom and the United States.

Item 1A —	Risk Factors

Risks Relating to our Business and the Insurance Industry

This section describes material risks affecting the Group’s business. These risks could materially affect the Group’s business, its revenues, operating income, net income, net assets, liquidity and capital resources and ability to achieve its financial targets and, accordingly should be read in conjunction with any forward-looking statements in this Annual Report on Form 10-K.

Competitive Risks

Worldwide economic conditions could have an adverse effect on our business.

Our business and operating results are materially affected by worldwide economic conditions. Current global economic conditions coupled with declining customer and business confidence, increasing energy prices, and other challenges, may have a significant negative impact on the buying behavior of some of our clients as their businesses suffer from these conditions. In particular, financial institutions, construction, aviation, and logistics businesses such as marine cargo are most likely to be affected. Further, the global economic downturn is also negatively affecting some of the international economies that have supported the strong growth in our International operations. Our employee benefits practice may also be adversely affected as businesses continue to downsize during this period of economic turmoil. In addition, a growing number of insolvencies associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients or by hampering our ability to place insurance and reinsurance business. While it is difficult to predict consequences of any further deterioration in global economic conditions on our business, any significant reduction or delay by our clients in purchasing insurance or making payment of premiums could have a material adverse impact on our financial condition and results of operations.

The potential for a significant insurer to fail or withdraw from writing certain lines of insurance coverages that we offer our clients could negatively impact overall capacity in the industry, which could then reduce the placement of certain lines and types of insurance and reduce our revenues and profitability. The potential for an insurer to fail could also result in errors and omissions claims by clients.

Since 2008, we have launched certain initiatives, such as Right Sizing Willis and Shaping Our Future, to achieve cost-savings or fund our future growth plans. In light of the global economic uncertainty, we continue to vigorously manage our cost base in order to fund further growth initiatives, but we cannot be certain whether we will be able to realize any further benefits from these initiatives or any new initiatives that we may implement.

We do not control the premiums on which our commissions are based, and volatility or declines in premiums may seriously undermine our profitability.

We derive most of our revenues from commissions and fees for brokerage and consulting services. We do not determine insurance premiums on which our commissions are generally based. Premiums are cyclical in nature and may vary widely based on market conditions. From the late 1980s through late 2000, insurance premium rates generally declined as a result of a number of factors, including the expanded underwriting capacity of insurance carriers; consolidation of both insurance intermediaries and insurance carriers; and increased competition among insurance carriers. From 2000 to 2003, we benefitted from a ‘hard’ market with premium rates stable or increasing. During 2004, we saw a rapid transition from a hard market, with premium rates stable or increasing, to a ‘soft’ market, with premium rates falling in most markets. The soft market continued to have an adverse impact on our commission revenues and operating margin from 2005 through 2008. Rates continued to decline in most sectors through 2005 and 2006, with the exception of catastrophe-exposed markets. In 2007, the market softened further with decreases in many of the market sectors in which we operated and this continued into 2008 with further premium rate declines averaging 10 percent across our market sectors. In 2009, the benefit of rate increases in the reinsurance market and stabilization in some specialty markets was offset by the continuing soft market in other sectors and the adverse impact of the weakened economic environment across the globe. Our North America and UK and Irish retail operations have been particularly impacted by the weakened economic climate and continued soft market with no material improvement in rates across most sectors. This has resulted in declines in 2009 revenues in these operations, particularly amongst our smaller clients who are especially vulnerable to the economic downturn.

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

Competition in our industry is intense, and if we are unable to compete effectively, we may suffer lower revenue, reduced operating margins and lose market share which could materially and adversely affect our business.

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

In 2005, we, along with Marsh McLennan and Aon, agreed to implement certain business reforms which included codification of our voluntary termination of contingent commission arrangements with insurers. However, most other special, regional and local insurance brokers continued to accept contingent compensation and did not disclose the compensation received in connection with providing policy placement services to its customers. In February 2010, we entered into the Amended and Restated Assurance of Discontinuance with the Attorney General of the State of New York and the Amended and Restated Stipulation with the Superintendent of Insurance of the State of New York which ended many of the requirements previously imposed upon us. The new agreement no longer limits the type of compensation we will receive and lowers the compensation disclosure requirements we must make to our clients.

Our position is to refuse to accept contingent commissions from carriers in our retail brokerage business. We seek to increase revenue through higher commissions and fees that we disclose to our clients, and to generate profitable revenue growth by focusing on the provision of value-added risk advisory services beyond traditional brokerage activities. Although we continue to believe in the success of our strategy, we cannot be certain that such steps will help us to continue to generate profitable organic revenue growth. If we are unable to compete effectively against our competitors who are or may accept contingent commissions, we may suffer lower revenue, reduced operating margins and loss of market share which could materially and adversely affect our business.

Dependence on Key Personnel — The loss of our Chairman and Chief Executive Officer or a number of our senior management or a significant number of our brokers could significantly impede our financial plans, growth, marketing and other objectives.

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

Legal and Regulatory Risks

Our compliance systems and controls cannot guarantee that we are in compliance with all potentially applicable federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.

Our activities are subject to extensive regulation under the laws of the United States, the United Kingdom and the European Union and its member states, and the other jurisdictions in which we operate. Compliance with laws and regulations that are applicable to our operations is complex and may increase our cost of doing business. These laws and regulations include insurance industry regulations, economic and trade sanctions and laws against financial crimes such as money laundering, bribery or other corruption, such as the U.S. Foreign Corrupt Practices Act. In most jurisdictions, governmental and regulatory authorities have the authority to interpret or amend these laws and regulations and could impose penalties for non-compliance, including sanctions or civil remedies, fines, injunctions, loss of an operating license or approval, the suspension of individual employees, limitations on engaging in a particular business or redress to clients.

Given the increase in focus and developments in these laws over the last few years in general, and the interest expressed by UK and US regulators in the effectiveness of compliance controls relating to financial crime in our market sector in particular, we began a voluntary internal review of our policies and controls three years ago. This ongoing review includes analysis and advice from external experts on best practices, review of public regulatory decisions, and ongoing discussions with government regulators in the UK and US. We believe our compliance policies, controls and programs are effective and we make all reasonable efforts to comply with all applicable laws and regulations, but given the complex nature of these laws and regulations, we cannot assure the complete adequacy of our policies and controls or that at all times we have been or are in compliance with all applicable laws and regulations or interpretations of these laws and regulations. The cost of compliance or the consequences of non-compliance could adversely affect our business and results of operations and expose us to negative publicity, reputational damage or harm to our client or employee relationships.

Our business, results of operations, financial condition or liquidity may be materially adversely affected by actual and potential claims, lawsuits, investigations and proceedings.

We are subject to various actual and potential claims, lawsuits, investigations and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Because we often assist our clients with matters, including the placement of insurance coverage and the handling of related claims, involving substantial amounts of money, errors and omissions claims against us may arise which allege our potential liability for all or part of the amounts in question. Claimants can seek large damage awards and these claims can involve potentially significant defense costs. Such claims, lawsuits and other proceedings could, for example, include allegations of damages for our employees or sub-agents improperly failing to place coverage or notify claims on behalf of clients, to provide insurance carriers with complete and accurate information relating to the risks being insured or to appropriately apply funds that we hold for our clients on a fiduciary basis. Errors and omissions claims, lawsuits and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year and self-insured risks have increased significantly in recent years. In respect of self-insured risks, we have established provisions against these items which we believe to be adequate in the light of current information and legal advice, and we adjust such provisions from time to time according to developments. Our business, results of operations, financial condition and liquidity may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we self-insure. Our ability to obtain professional indemnity insurance in the amounts and with the deductibles we desire in the future may be adversely impacted by general developments in the market for such insurance or our own claims experience.

We are also subject to actual and potential claims, lawsuits, investigations and proceedings outside of errors and omissions claims. The material actual or potential claims, lawsuits and proceedings to which we are currently subject, including but not limited to errors and omissions claims, are: (1) legal proceedings and investigations relating to contingent commission arrangements, ‘bid rigging’ and ‘tying’; (2) potential claims arising out of various legal proceedings between reinsurers, reinsureds and their reinsurance brokers relating to personal accident excess of loss reinsurance placements for the years 1993 to 1998; (3) potential damages arising out of a court action, on behalf of a purported class of present and former female officer and officer equivalent employees for alleged discrimination against them on the basis of their gender; (4) claims with respect to our placement of property and casualty insurance for a number of entities which were directly impacted by the September 11, 2001 destruction of New York’s World Trade Center complex; and (5) claims relating to the collapse of The Stanford Financial Group, for which we acted as brokers of record on certain lines of insurance.

The ultimate outcome of all matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on us. It is thus possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of these matters. In addition, these matters continue to divert management and personnel resources away from operating our business. Even if we do not experience significant monetary costs, there may also be adverse publicity associated with these matters that could result in reputational harm to the insurance brokerage industry in general or to us in particular that may adversely affect our business, client or employee relationships.

Interruption to or loss of our information processing capabilities or failure to effectively maintain and upgrade our information processing systems could cause material financial loss, loss of human resources, regulatory actions, reputational harm or legal liability.

Our business depends significantly on effective information systems. Our capacity to service our clients relies on effective storage, retrieval, processing and management of information. Our information systems also rely on the commitment of significant resources to maintain and enhance existing systems and to develop new systems in order to keep pace with continuing changes in information processing technology or evolving industry and regulatory standards. The acquisition of HRH and additional information systems has added to this exposure. If the information we rely on to run our business were found to be inaccurate or unreliable or if we fail to maintain effective and efficient systems (either through a telecommunications failure, if we fail to replace redundant or obsolete computer applications or software systems or if we experience other disruptions), this could result in material financial loss, regulatory action, reputational harm or legal liability.

Our inability to successfully recover should we experience a disaster or other significant disruption to business continuity could have a material adverse effect on our operations.

Our ability to conduct business may be adversely affected, even in the short-term, by a disruption in the infrastructure that supports our business and the communities where we are located. This may include a disruption caused by restricted physical site access, terrorist activities, disease pandemics, or outages to electrical, communications or other services used by our company, our employees or third parties with whom we conduct business. Although we have certain disaster recovery procedures in place and insurance to protect against such contingencies, such procedures may not be effective and any insurance or recovery procedures may not continue to be available at reasonable prices and may not address all such losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide services. Our inability to successfully recover should we experience a disaster or other significant disruption to business continuity could have a material adverse effect on our operations.

Improper disclosure of personal data could result in legal liability or harm our reputation.

One of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their employees. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information in our database. However, we cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information. Our technology may fail to adequately secure the private information we maintain in our databases and protect it from theft or inadvertent loss. In such circumstances, we may be held liable to our clients, which could result in legal liability or impairment to our reputation resulting in increased costs or loss of revenue. Further database privacy, identity theft, and related computer and internet issues are matters of growing public concern and are subject to frequently changing rules and regulations. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.

Financial Risks

We face certain risks associated with any acquisition or disposition of business or reorganization of existing investments.

In pursuing our corporate strategy, we may acquire or dispose of or exit businesses or reorganize existing investments. The success of this strategy is dependent upon our ability to identify appropriate opportunities, negotiate transactions on favorable terms and ultimately complete such transactions. Once we complete acquisitions or reorganizations, such as the HRH acquisition or Gras Savoye transaction, there can be no assurance that we will realize the anticipated benefits of any transaction, including revenue growth, operational efficiencies or expected synergies. For example, if we fail to recognize some or all of the strategic benefits and synergies expected from the HRH transaction, goodwill and intangible assets may be impaired in future periods. In addition, we may not be able to integrate acquisitions successfully into our existing business, and we could incur or assume unknown or unanticipated liabilities or contingencies, which may impact our results of operations. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce overheads related to the divested assets.

Our outstanding debt could adversely affect our cash flows and financial flexibility.

As of December 31, 2009, we had total consolidated debt outstanding of approximately $2.4 billion and our 2009 interest expense of $174 million is $69 million higher than in 2008. Although management believes that our cash flows will be more than adequate to service this debt, there may be circumstances in which required payments of principal and/or interest on this debt could adversely affect our cash flows and this level of indebtedness may:

•	require us to dedicate a significant portion of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments in new technologies, to pay dividends and for general corporate purposes;

•	increase our vulnerability to general adverse economic conditions, including if we borrow at variable interest rates, which makes us vulnerable to increases in interest rates generally;

•	limit our flexibility in planning for, or reacting to, changes or challenges relating to our business and industry; and

•	put us at a competitive disadvantage against competitors who have less indebtedness or are in a more favorable position to access additional capital resources.

The terms of our current financings also include certain limitations. For example, the agreements relating to the debt arrangements and credit facilities contain numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated adjusted EBITDA to consolidated fixed charges and maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA, in each case subject to certain adjustments.

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

We have two principal defined benefit plans: one in the United Kingdom and the other in the United States. Cash contributions of approximately $122 million will be required in 2010 for our pension plans, although we may elect to contribute more. Total cash contributions to these defined benefit pension plans in 2009 were $74 million. Future estimates are based on certain assumptions, including discount rates, interest rates, fair value of assets and expected return on plan assets. Following changes to UK pension legislation in 2005, we are now required to agree to a funding strategy for our UK defined benefit plan with the plan’s trustees. In February 2009, we agreed to make full year contributions to the UK plan of $40 million for 2009 through 2012, excluding those contributions made under our salary sacrifice scheme. In addition, as certain funding targets have not been met at the beginning of 2010, a further contribution of $40 million is required for 2010. A similar, additional contribution may also be required for 2011, depending on actual performance against funding targets at the beginning of 2011. We have taken actions to manage our pension liabilities, including closing our UK and US plans to new participants and restricting final pensionable salaries.

The determinations of pension expense and pension funding are based on a variety of rules and regulations. Changes in these rules and regulations could impact the calculation of pension plan liabilities and the valuation of pension plan assets. They may also result in higher pension costs, additional financial statement disclosure, and accelerate and increase the need to fully fund our pension plans. Our future required cash contributions to our US and UK defined benefit pension plans may increase based on the funding reform provisions that were enacted into law. Further, a significant decline in the value of investments that fund our pension plan, if not offset or mitigated by a decline in our liabilities, may significantly differ from or alter the values and actuarial assumptions used to calculate our future pension expense and we could be required to fund our plan with significant amounts of cash. In addition, if the US Pension Benefit Guaranty Corporation requires additional contributions to such plans or if other actuarial assumptions are modified, our future required cash contributions could increase. The need to make these cash contributions may reduce the cash available to meet our other obligations, including the payment obligations under our credit facilities and other long-term debt, or to meet the needs of our business.

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

We could incur substantial losses if one of the financial institutions we use in our operations failed.

The deterioration of the global credit and financial markets has created challenging conditions for financial institutions, including depositories. As the fallout from the credit crisis persists, the financial strength of these institutions may continue to decline. We maintain cash balances at various US depository institutions that are significantly in excess of the US Federal Deposit Insurance Corporation insurance limits. We also maintain cash balances in foreign financial institutions. If one or more of the institutions in which we maintain significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and we could face a material liquidity problem and potentially material financial losses.

A downgrade in the credit ratings of our outstanding debt may adversely affect our borrowing costs and financial flexibility.

A downgrade in the credit ratings of our debt would increase our borrowing costs and reduce our financial flexibility. In addition, certain downgrades would trigger a step-up in interest rates under the indenture for our 6.2% senior notes due 2017 and our 7.0% senior notes due 2019, which would increase our interest expense. If we need to raise capital in the future, any credit rating downgrade could negatively affect our financing costs or access to financing sources.

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

We report our operating results and financial condition in US dollars. Our US operations earn revenue and incur expenses primarily in US dollars. In our London market operations, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in pounds sterling. Outside the United States and our London market operations, we predominantly generate revenue and expenses in the local currency. The table gives an approximate analysis of revenues and expenses by currency in 2009.

	US	Pounds		Other
	Dollars	Sterling	Euros	currencies

Revenues	60%	10%	14%	16%
Expenses	59%	20%	7%	14%

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

Where possible, we hedge part of our operating exposure to exchange rate movements, but such mitigating attempts may not be successful.

In conducting our businesses around the world, we are subject to political, economic, legal, market, nationalization, operational and other risks that are inherent in operating in many countries.

In conducting our businesses and maintaining and supporting our global operations, we are subject to political, economic, legal, market, nationalization, operational and other risks. Our businesses and operations are increasingly expanding into new regions throughout the world, including emerging markets, and we expect this trend to continue. The possible effects of economic and financial disruptions throughout the world could have an adverse impact on our businesses. These risks include:

•	the general economic and political conditions in foreign countries, for example, the recent devaluation of the Venezuelan Bolivar;

•	the imposition of controls or limitations on the conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries;

•	imposition of withholding and other taxes on remittances and other payments from subsidiaries;

•	imposition or increase of investment and other restrictions by foreign governments;

•	difficulties in controlling operations and monitoring employees in geographically dispersed locations; and

•	the potential costs and difficulties in complying, or monitoring compliance, with a wide variety of foreign laws (some of which may conflict with US or other sources of law), laws and regulations applicable to US business operations abroad, including rules relating to trade sanctions administered by the US Office of Foreign Assets Control, the EU, the UK and the UN, and the requirements of the US Foreign Corrupt Practices Act as well as other anti-bribery and corruption rules and requirements in the countries in which we operate.

Legislative and regulatory action could materially and adversely affect us and our effective tax rate may increase.

There is uncertainty regarding the tax policies of the jurisdictions where we operate (which include the potential legislative actions described below), and our effective tax rate may increase and any such increase may be material. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate. For example, legislative action may be taken by the US Congress which, if ultimately enacted, could override tax treaties upon which we rely or could broaden the circumstances under which we would be considered a US resident, each of which could materially and adversely affect our effective tax rate and cash tax position. We cannot predict the outcome of any specific legislative proposals. However, if proposals were enacted that had the effect of limiting our ability to take advantage of tax treaties between Ireland and other jurisdictions (including the US), we could be subjected to increased taxation. In addition, any future amendments to the current income tax treaties between Ireland and other jurisdictions could subject us to increased taxation.

Irish law differs from the laws in effect in the United States and may afford less protection to holders of our securities.

It may not be possible to enforce court judgments obtained in the United States against us in Ireland based on the civil liability provisions of the US federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of US courts obtained against us or our directors or officers based on the civil liabilities provisions of the US federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any US federal or state court based on civil liability, whether or not based solely on US federal or state securities laws, would not be directly enforceable in Ireland.

As an Irish company, Willis Group Holdings is governed by the Irish Companies Acts, which differ in some material respects from laws generally applicable to US corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the Company only in limited circumstances. Accordingly, holders of Willis Group Holdings securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.

Item 1B —	Unresolved Staff Comments

The Company had no unresolved comments from the SEC’s staff.

Item 2 —	Properties

We own and lease a number of properties for use as offices throughout the world and believe that our properties are generally suitable and adequate for the purposes for which they are used. The principal properties are located in the United Kingdom and the United States. Willis maintains over 4.1 million square feet of space worldwide.

London

In London we occupy a prime site comprising 491,000 square feet spread over a 28 story tower and adjoining 10 story building. We have a 25-year lease on this property, which expires June 2032 and we sub-let the 10-story adjoining building.

North America

In North America outside of New York and Chicago, we lease approximately 2.0 million square feet over 120 locations. In 2009, we integrated the

HRH branch system and closed or consolidated over 60 branches.

New York

In New York, we occupy 200,000 square feet of office space at One World Financial Center under a 20 year lease, expiring September 2026.

Chicago

As part of the HRH integration, we consolidated five offices in Chicago into one 140,000 square feet location leased in the Sears Tower, now renamed the Willis Tower. The lease on this property expires February 2025.

Rest of World

Outside of North America and London we lease approximately 1.3 million square feet of office space in over 190 locations.

Item 3 —	Legal Proceedings

Information regarding legal proceedings is set forth in Note 18 ‘Commitments and Contingencies’ to the

Consolidated Financial Statements appearing under Part II, Item 8 of this report.

Item 4 —	Submission of Matters to a Vote of Security Holders

On December 11, 2009, Willis-Bermuda held a special court-ordered meeting of its shareholders to vote:

1.	to approve a scheme of arrangement under Bermuda law pursuant to which shareholders of Willis-Bermuda would own ordinary shares of Willis-Ireland instead common shares of Willis-Bermuda for the purpose of changing the place of incorporation of the parent company of the Group from Bermuda to Ireland; and

2.	to approve the creation of distributable reserves of Willis-Ireland (through the reduction of the entire share premium account of Willis-Ireland or such lesser amount as may be determined by the board of directors of Willis-Ireland) that was previously approved by Willis-Bermuda and the other shareholders of Willis-Ireland.

The following is the tabulation of votes for each proposal:

Proposal	Shares Voted For	Shares Votes Against	Shares Abstained	Broker Non-Votes

1. Scheme of Arrangement	139,613,834	186,194	79,940	28,459,187
2. Distributable Reserves	139,616,966	184,318	78,685	28,459,187

PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares have been traded on the New York Stock Exchange (‘NYSE’) under the symbol ‘WSH’ since June 11, 2001. The high and low sale prices of our shares, as reported by the NYSE, are set forth below for the periods indicated, including trading of the common shares of Willis-Bermuda through December 31, 2009 and trading of the ordinary shares of Willis Group Holdings after that date.

	Price Range
	of Shares
	High	Low

2008:
First Quarter	$37.97	$30.40
Second Quarter	$37.35	$31.33
Third Quarter	$35.21	$29.76
Fourth Quarter	$33.59	$19.53
2009:
First Quarter	$26.32	$18.52
Second Quarter	$28.50	$21.12
Third Quarter	$28.67	$23.88
Fourth Quarter	$28.54	$25.06
2010:
Through February 22, 2010	$28.97	$26.07

On February 22, 2010, the last reported sale price of our shares as reported by the NYSE was $28.96 per share. As of February 22, 2010 there were approximately 2,080 shareholders of record of our shares.

Dividends

We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. The dividend payment dates and amounts are as follows:

Payment Date	$ Per Share

January 14, 2008	$0.250
April 14, 2008	$0.260
July 14, 2008	$0.260
October 13, 2008	$0.260
January 16, 2009	$0.260
April 13, 2009	$0.260
July 13, 2009	$0.260
October 12, 2009	$0.260
January 15, 2010	$0.260

On February 2, 2010, subject to the Irish High Court approving a reduction of our share capital in order to create distributable reserves, (which under Irish law are required to facilitate the payment of a dividend), and compliance generally with the requirements of the Irish Companies Acts relating to the payment of dividends, our Board of Directors authorized a regular quarterly cash dividend of $0.26 per share, which will be payable on April 16, 2010 to shareholders of record on March 31, 2010.

Subject to the above, there are no governmental laws, decrees or regulations in Ireland which will restrict the remittance of dividends or other payments to non-resident holders of the Company’s shares.

In circumstances where one of Ireland’s many exemptions from dividend withholding tax (‘DWT’) does not apply, dividends paid by the Company will be subject to Irish DWT (currently 20%). Residents of the US should be exempted from Irish DWT provided relevant documentation supporting the exemption has been put in place. While the US-Ireland Double Tax Treaty contains provisions reducing the rate of Irish DWT in prescribed circumstances, it should generally be unnecessary for US residents to rely on the provisions of this treaty due to the wide scope of exemptions from DWT available under Irish domestic law. Irish income tax may also arise in respect of dividends paid by the Company. However, US residents entitled to an exemption from Irish DWT generally have no Irish income tax liability on dividends. An exception to this position applies where a shareholder holds shares in the Company through a branch or agency in Ireland through which a trade is carried on.

With respect to non-corporate US shareholders, certain dividends received before January 1, 2009 from a qualified foreign corporation may be subject to reduced rates of taxation. A foreign corporation is treated as a qualified foreign corporation with respect to dividends received from that corporation on shares that are readily tradable on an established securities market in the United States, such as our shares. Non-corporate US shareholders that do not meet a minimum holding period requirement for our shares during which they are not protected from the risk of loss or that elect to treat the dividend income as ‘investment income’ pursuant to section 163(d)(4) of the Code will not be eligible for the reduced rates of taxation regardless of our status as a qualified foreign corporation. In addition, the rate reduction will not apply to dividends if the recipient of a dividend is obligated to make related payments with respect to positions in substantially similar or related property. This disallowance applies even if the minimum holding period has been met. Non-corporate US shareholders should consult their own tax advisors regarding the application of these rules given their particular circumstances.

Total Shareholder Return

The following graph demonstrates a five-year comparison of cumulative total returns for the Company, the S&P 500 and a peer group comprised of the Company, Aon Corporation, Arthur J. Gallagher & Co., Brown & Brown Inc., and Marsh & McLennan Companies, Inc. The comparison charts the performance of $100 invested in the Company, the S&P 500 and the peer group on January 1, 2004, assuming full dividend reinvestment.

Unregistered Sales of Equity Securities and Use Of Proceeds

In addition to issuances disclosed in our quarterly filings throughout 2009 the Company issued a total of 16,119 shares, during the period from October 1, 2009 to December 31, 2009 without registration under the Securities Act of 1933, as amended (the ‘Securities Act’), in reliance upon the exemption under Section 4(2) of the Securities Act relating to sales by an issuer not involving a public offering, none of which involved the sale of more than 1 percent of the outstanding shares.

The following sales of shares related to partial consideration for the acquisition of interests in the following companies to their former shareholders, other than for the company last listed, which related to full consideration for the shares acquired:

	Number
Date of Sale	of Shares	Acquisition

December 21, 2009	6,993	MGT Re Corredora de Reaseguros S.A and Newco Brokers S.A
December 21, 2009	9,126	Burkart Risk Consulting & Partner AG

In connection with the Redomicile, Willis-Ireland issued a total of approximately 168,645,200 ordinary shares to holders of Willis-Bermuda common shares immediately prior to the Effective Time. The terms and conditions of the issuance of the securities were sanctioned by the Supreme Court of Bermuda after a hearing upon the fairness of such terms and conditions at which all Willis-Bermuda shareholders had a right to appear and of which adequate notice had been given. The issuance was exempt from the registration requirements of the Securities Act of by virtue of Section 3(a)(10) of the Securities Act.

Purchases of Equity Securities by the Issuer And Affiliated Purchasers

The Company may purchase shares, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, at an aggregate purchase price of up to $1 billion under an open-ended program approved by the Board of Directors.

During the year ended December 31, 2009, there were no shares repurchased. At December 31, 2009, $925 million remained under the program for future repurchases.

The Company filed a Tender Offer Statement on Schedule TO, dated July 8, 2009 and as amended on July 23, 2009 and August 7, 2009, with the SEC to repurchase for cash options to purchase Company shares. The tender offer expired on August 6, 2009. Approximately 1.6 million options to purchase Company shares were repurchased at an average per share price of $2.04.

Item 6 —	Selected Financial Data

Selected Historical Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with the audited consolidated financial statements of the Company and the related notes and Item 7 — ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ included elsewhere in this report.

The selected historical consolidated financial data presented below as of and for each of the five years ended December 31, 2009 have been derived from the audited consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States of America (‘US GAAP’).

	Year ended December 31,
	2005	2006	2007	2008(i)	2009
	(millions, except per share data)

Statement of Operations Data
Total revenues	$2,267	$2,428	$2,578	$2,827	$3,263
Operating income	451	552	620	503	694
Income from continuing operations before income taxes and interest in earnings of associates	421	514	554	398	520
Income from continuing operations	292	467	426	323	457
Discontinued operations, net of tax	—	—	—	1	2
Net income attributable to Willis Group Holdings	$281	$449	$409	$303	$438

Earnings per share on continuing operations — basic	$1.75	$2.86	$2.82	$2.04	$2.60
Earnings per share on continuing operations — diluted	$1.72	$2.84	$2.78	$2.04	$2.58

Average number of shares outstanding
— basic	161	157	145	148	168
— diluted	163	158	147	148	169

Balance Sheet Data (as of year end)
Goodwill	$1,507	$1,564	$1,648	$3,275	$3,277
Other intangible assets	77	92	78	682	572
Total assets(ii)	12,194	13,378	12,969	16,402	15,623
Net assets	1,281	1,496	1,395	1,895	2,229
Total long-term debt	600	800	1,250	1,865	2,165
Shares and additional paid-in capital	557	388	41	886	918
Total stockholders’ equity	1,256	1,454	1,347	1,845	2,180
Other Financial Data
Capital expenditures	$32	$55	$185	$94	$96
Cash dividends declared per share	$0.86	$0.94	$1.00	$1.04	$1.04

(i)	On October 1, 2008, we completed the acquisition of HRH, at the time the eighth largest insurance and risk management intermediary in the United States. The acquisition has significantly enhanced our North America revenues and the combined operations have critical mass in key markets across the US. We recognized goodwill and other intangible assets on the HRH acquisition of approximately $1.6 billion and $651 million, respectively.

(ii)	As an intermediary, we hold funds in a fiduciary capacity for the account of third parties, typically as a result of premiums received from clients that are in transit to insurance carriers and claims due to clients that are in transit from insurance carriers. We report premiums, which are held on account of, or due from policyholders, as assets with a corresponding liability due to the insurance carriers. Claims held by, or due to, us which are due to clients are also shown as both assets and liabilities of ours. All those balances due or payable are included in accounts receivable and payable on the balance sheet. Investment income is earned on those funds during the time between the receipt of the cash and the time the cash is paid out. Fiduciary cash must be kept in certain regulated bank accounts subject to guidelines, which vary according to legal jurisdiction. These guidelines generally emphasize capital protection and liquidity. Fiduciary cash is not available to service our debt or for other corporate purposes.

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes references to non-GAAP financial measures as defined in Regulation G of SEC rules. We present such non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic revenue growth and organic growth in commissions and fees exclude the impact of acquisitions and disposals and year over year movements in foreign exchange from growth in revenues and commissions and fees. We believe organic revenue growth and organic growth in commissions and fees provide a measure that the investment community may find helpful in assessing the performance of operations that were part of our operations in both the current and prior periods, and provide a measure against which our businesses may be assessed in the future. These financial measures should be viewed in addition to, not in lieu of, the Company’s consolidated financial statements for the year ended December 31, 2009.

This discussion includes forward-looking statements, including under the headings ‘Business Overview and Market Outlook’, ‘Executive Summary’, ‘Operating Results — Group, Revenues’, ‘Interest in Earnings of Associates’, ‘Operating Results — Segment Information’, ‘Liquidity and Capital Resources’ and ‘Contractual obligations — pensions’. Please see ‘Information Concerning Forward-Looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in the forward-looking statements.

REDOMICILE

On September 24, 2009, Willis-Ireland was incorporated in Ireland to facilitate the redomicile of the Group’s parent company from Bermuda to Ireland. Willis-Ireland operated as a wholly-owned subsidiary of Willis-Bermuda until the Effective Time, when the outstanding common shares of Willis-Bermuda were canceled and Willis-Ireland issued ordinary shares, with substantially the same rights and preferences, on a one-for-one basis to the holders of the Willis-Bermuda common shares that were canceled. Upon completion of this transaction, Willis-Ireland replaced Willis-Bermuda as the ultimate parent company of the Group and Willis-Bermuda became a wholly-owned subsidiary of

Willis-Ireland. We do not expect the Redomicile to have a material impact on our financial results. We remain subject to the SEC reporting requirements, the mandates of the Sarbanes-Oxley Act and applicable corporate governance rules of the NYSE, and we continue to report our consolidated financial results in US dollars and in accordance with US GAAP. We also comply with any additional reporting requirements of Irish Law. The shares of Willis-Ireland are traded on the NYSE under the symbol ‘WSH’, the same symbol under which Willis-Bermuda shares traded prior to the Effective Time.

BUSINESS OVERVIEW AND MARKET OUTLOOK

We provide a broad range of insurance broking, risk management and consulting services to our clients worldwide. Our core specialty businesses include Aerospace; Energy; Marine; Construction; Financial and Executive Risks; Fine Art, Jewelry and Specie; Special Contingency Risks; and Reinsurance. Our retail operations provide services to small, medium and major corporations and the employee benefits practice, our largest product-based practice group, provides health, welfare and human resources consulting and brokerage services.

In our capacity as advisor and insurance broker, we act as an intermediary between our clients and insurance carriers by advising our clients on their risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through our global distribution network.

We derive most of our revenues from commissions and fees for brokerage and consulting services and do not determine the insurance premiums on which our commissions are generally based. Fluctuations in these premiums charged by the insurance carriers have a direct and potentially material impact on our results of operations. Commission levels generally follow the same trend as premium levels as they are derived from a percentage of the premiums paid by the insureds. Due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, they may vary widely between accounting periods. Reductions in premium rates, leading to downward pressure on commission revenues (a ‘soft’ market), can have a potentially material impact on our commission revenues and operating margin.

A ‘hard’ market occurs when premium uplifting factors, including a greater than anticipated loss experience or capital shortages, more than offset any downward pressures on premiums. This usually has a favorable impact on our commission revenues and operating margin.

From 2000 through 2003 we benefited from a hard market with premium rates stable or increasing. During 2004, we saw a rapid transition from a hard market to a soft market, with premium rates falling in most markets. Rates continued to decline in most sectors through 2005 and 2006, with the exception of catastrophe-exposed markets. In 2007, the market softened further with decreases in many of the market sectors in which we operated and this continued into 2008 with further premium rate declines averaging 10% across our markets. The soft market had an adverse impact on our commission revenues and operating margin from 2005 through 2008.

In 2009, the stabilization of rates in the reinsurance market and some specialty markets was offset by the continuing soft market in other sectors and the adverse impact of the weakened economic environment across the globe.

Our North America and UK and Irish retail operations have been particularly impacted by the weakened economic climate and continued soft market with no material improvement in rates across most sectors. This has resulted in declines in 2009 revenues in these operations, particularly amongst our smaller clients who are especially vulnerable to the economic downturn.

In 2010, our main priorities will include driving revenue growth, continuing to execute our Shaping Our Future initiative, creating incremental savings to fund growth, completing the HRH integration and leveraging our growth opportunities from our expanded footprint.

EXECUTIVE SUMMARY

Overview

Despite the difficult trading conditions in 2009, we reported 2 percent organic growth in commissions and fees in 2009 compared with 2008. This reflected growth in Global operations, in particular in Reinsurance, and many of our International businesses partly offset by a fall in organic commissions and fees in our North America, UK and Irish retail operations where revenues were adversely impacted by the continued soft market and weak economic conditions.

Operating margin for full year 2009 was 21 percent compared with 18 percent for 2008. The increase over 2008 was attributable to organic growth in commissions and fees, continuing control of costs and favorable foreign exchange movements, offset by increased pension costs and amortization of intangible assets.

Results from continuing operations: 2009 compared with 2008

Net income from continuing operations in 2009 was $436 million, or $2.58 per diluted share, compared with $302 million, or $2.04 per diluted share, in 2008. This increase included organic growth in commissions and fees, a reduction in costs associated with our 2008 expense review from $0.45 per diluted share in 2008 to $0.11 per diluted share for severance costs, in 2009 and a one-time tax release in 2009 relating to a change in UK tax law in 2009 equivalent to $0.16 per diluted share.

Total revenues from continuing operations at $3,263 million for 2009 were $436 million, or 15 percent, higher than in 2008. Organic revenue growth of 2 percent and a 19 percent benefit from net acquisitions and disposals in 2009, driven by the fourth quarter 2008 acquisition of HRH, were partly offset by a negative 4 percent impact from foreign currency translation and a $31 million decrease in investment income compared to 2008.

Organic revenue growth of 2 percent comprised 5 percent net new business growth (which constitutes the revenue growth from business won over the course of the year net of the revenue from existing business lost) and a 3 percent negative impact from declining premium rates and other market factors.

Operating margin at 21 percent was 3 percentage points higher than in 2008 with the increase mainly reflecting:

•	2 percent organic growth in commissions and fees;

•	the realization of savings from prior years’ Shaping Our Future initiatives and disciplined cost control;

•	a favorable year over year impact from foreign currency translation, equivalent to 3 percentage points; and

•	a $10 million gain from the sale of part of our interest in Gras Savoye;

partly offset by

•	a $66 million increase in pension costs, mainly driven by lower asset levels in our UK pension plan and excluding the $12 million US curtailment gain and the impact of the UK salary sacrifice scheme;

•	a $31 million reduction in investment income; and

•	a $64 million increase in the amortization of intangible assets, including additional charges in respect of intangible assets recognized on the HRH acquisition.

Results from continuing operations: 2008 compared with 2007

Net income from continuing operations in 2008 was $302 million, or $2.04 per diluted share, compared with $409 million, or $2.78 per diluted share, in 2007. The benefits of good organic revenue growth, improved margins in our International and Global operations and a lower effective tax rate were more than offset by a $0.45 per diluted share impact of charges for the 2008 expense review and a $0.27 per diluted share year over year impact from foreign exchange.

HRH’s fourth quarter results, net of related funding costs and intangible asset amortization, contributed $0.04 per diluted share. New shares issued as part consideration for the HRH acquisition had an $0.11 dilutive impact on full year diluted earnings per share.
Total revenues at $2,827 million were $249 million, or 10 percent, higher than in 2007. Organic revenue growth of 4 percent, a 7 percent benefit from net acquisitions and disposals primarily reflecting the HRH acquisition and a 1 percentage point benefit from foreign currency translation were partly offset by lower investment and other income. Organic revenue growth of 4 percent reflected net new business growth of 6 percent and a 2 percent negative impact from declining rates and other market factors.

Operating margin at 18 percent in 2008 was 6 percentage points lower than in 2007 with the decrease mainly reflecting:

•	the $92 million charge for the 2008 expense review, equivalent to 4 percentage points;

•	an adverse year over year impact from foreign currency translation, equivalent to approximately 2 percentage points; and

•	a $22 million increase in intangible asset amortization, of which $21 million related to HRH;

partly offset by

•	increased productivity, with revenues per full time equivalent (‘FTE’) employee increasing to $190,000 in 2008 compared with $186,000 in 2007;

•	HRH’s $38 million operating income in fourth quarter 2008, equivalent to 1 percentage point; and

•	good cost control, the realization of savings from 2007’s Shaping Our Future initiatives and lower pension costs.

Discontinued operations

Income from discontinued operations relates to the disposals of our Bliss & Glennon and Managing Agency Group US-based wholesale insurance operations in the second and third quarters of 2009, respectively. There were no net gains or losses recognized on these disposals. These disposals were made as part of our plan to dispose of non-core HRH activities.

HRH acquisition and integration

On October 1, 2008, we completed the acquisition of HRH, at the time the eighth largest insurance and risk management intermediary in the United States.

We remain confident that the acquisition of HRH:

•	substantially improves our position in key markets such as New York, Atlanta, California, Texas, Chicago, Boston, and Florida;

•	greatly strengthens our position as a middle market broker and adds critical mass in the large account, Employee Benefits, small commercial and private client areas; and

•	enables our North America operation to deliver enhanced value to clients through a more robust and diversified platform.

The integration of HRH with the existing Willis North America business was a key priority throughout 2009 and the process is now substantially complete. We believe that the goals we set for the integration are being successfully met, as we have:

•	maintained high producer and client retention levels;

•	reduced our expense base through synergies and other cost savings. On a combined basis, we achieved approximately $205 million of cost savings in 2009; and

•	for over 90 percent of HRH’s contingent commissions we have either converted them into higher standard commissions or we have reaffirmed with carriers that the existing agreements will remain in force for so long as permitted by the regulatory authorities or until the commissions are converted, whichever occurs first.

We recognized goodwill and other intangible assets on the HRH acquisition of approximately $1.6 billion and $0.6 billion, respectively.

Gras Savoye

In December 2009, we completed a leveraged transaction with the original family shareholders of Gras Savoye and Astorg Partners, a private equity fund, to reorganize the capital of Gras Savoye. As a result of this transaction:

•	we received cash proceeds, less costs, of $155 million which we used to pay down debt;

•	we have one-third of the voting rights;

•	we reduced our ownership interest from 49 percent to 31 percent;

•	we recognized a gain of $10 million on disposal;

•	the previous put option exercisable by the Gras Savoye shareholders until 2011 has been eliminated; and

•	we have a new call option to acquire a 100 percent interest in Gras Savoye in 2015.

We believe that the revised structure enhances our financial flexibility, while at the same time retaining Gras Savoye as a key strategic partner.

As a consequence of the reduction in our ownership interest we expect earnings from our associates to be approximately $10 million lower in 2010 compared with 2009.

2008 Expense Review, Shaping Our Future and Right Sizing Willis

Our Shaping Our Future strategy is a series of initiatives designed to deliver profitable growth. As part of this we have invested in key hires and initiatives in 2008 and 2009 and we have funded these initiatives from a thorough review in 2008 of all businesses to identify additional opportunities to rationalize our expense base.

Additionally, in the latter part of 2008 and in light of the global economic uncertainty, we launched Right Sizing Willis to reinforce our cost saving initiatives. Right Sizing Willis initiatives include talent management to either improve or manage out poor performers, location optimization and aggressive reduction of discretionary spending.

In 2009 we incurred pre-tax severance costs of $24 million relating to approximately 450 positions which have been eliminated ($17 million net of tax), equivalent to $0.11 per diluted share, in connection with our Right Sizing Willis initiatives.

In 2008, we incurred a pre-tax charge of $92 million ($66 million net of tax, equivalent to $0.45 per diluted share) comprising:

•	$42 million to buy out remuneration packages that no longer align with the Group’s overall remuneration strategy;

•	$24 million of severance costs relating to approximately 350 positions which have been eliminated; and

•	$26 million of other operating expenses, including property and systems rationalization costs.

In light of the current global economic uncertainty, we continue to vigorously manage our cost base in order to fund further growth initiatives. Our current funding for growth initiatives emphasize cost discipline including talent management, location optimization and robust management of discretionary spending.

In 2009, we realized approximately $100 million of gross benefits from previous initiatives, including:

•	approximately $30 million from global placement, which reflects increased commissions from working closely with our carrier partners;

•	approximately $20 million from client profitability, which aims to achieve increased remuneration from our clients in return for the value we deliver; and

•	approximately $15 million from a program of initiatives within Reinsurance focused on enhancing our client offering, including implementation of a global sales model, improving service delivery, developing further cutting edge analytical capabilities and hiring of additional production and specialist product resources.

Cash and financing

Cash at December 31, 2009 was $191 million, $15 million higher than at December 31, 2008.

In March 2009, we issued 12.875% senior notes due 2016 in an aggregate principal amount of $500 million to Goldman Sachs Mezzanine Partners which generated net proceeds of $482 million. These proceeds, together with $208 million of cash generated from operating activities and cash in hand, were used to pay down the $750 million outstanding on our interim credit facility as of December 31, 2008.

In September 2009, we issued $300 million of 7% senior notes due 2019. We then launched a tender offer on September 22, 2009 to repurchase any and all of our $250 million 5.125% senior notes due July 2010 at a premium of $27.50 per $1,000 face value. Notes totaling $160 million were tendered and repurchased on September 29, 2009.

Total debt, total equity and the capitalization ratio at December 31, 2009 were as follows:

	December 31,	December 31,
	2009	2008
	(millions, except percentages)

Long-term debt	$2,165	$1,865
Short-term debt	209	785

Total debt	$2,374	$2,650

Total equity	$2,229	$1,895

Capitalization ratio	52%	58%

Liquidity

Our principal sources of liquidity are cash from operations, cash and cash equivalents of $191 million at December 31, 2009 and $300 million remaining availability under our revolving credit facility.

Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for at least the next 12 months.

Share buybacks

The Board has authorized a share buyback program for $1 billion, of which $925 million remains available.

In 2008, we repurchased 2.3 million shares at a cost of $75 million. We did not make any repurchases in 2009.

We currently target a debt to adjusted EBITDA (earnings before interest, tax, depreciation and amortization) ratio of below 2.5 times. Once we are in a position to remain at or below this ratio, we would consider recommencing our stock buy back program. At December 31, 2009 the actual ratio was 2.6 times. However, there can be no assurance that we will achieve our target debt to EBITDA ratio or recommence our stock buyback program.

OPERATING RESULTS — GROUP

Revenues

2009 compared with 2008

				Change attributable to:
				Foreign	Acquisitions	Organic
			%	currency	and	revenue
	2009	2008	change	translation	disposals(i)	growth(i)(ii)
	(millions)

Global	$822	$784	5%	(3)%	4%	4%
North America	1,368	905	51%	—%	54%	(3)%
International	1,020	1,055	(3)%	(8)%	1%	4%

Commissions and fees	$3,210	$2,744	17%	(4)%	19%	2%

Investment income	50	81	(38)%
Other income	3	2	50%

Total revenues	$3,263	$2,827	15%

(i)	Organic revenue growth excludes the impact of foreign currency translation, the first twelve months of net commission and fee revenues generated from acquisitions, the net commission and fee revenues related to operations disposed of in each period presented, market remuneration, including contingent commissions related to the HRH acquisition, investment income and other income from reported revenues.

Acquisitions and disposals includes the first twelve months of net commission and fee revenues generated from acquisitions, the net commission and fee revenues related to operations disposed of in each period presented, and contingent commissions related to the HRH acquisition.

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited.

(ii)	From fourth quarter 2008, we have changed our methodology for the calculation of organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded from organic growth in commissions and fees.

Revenues for 2009 at $3,263 million were $436 million, or 15 percent higher than in 2008, reflecting a 19 percent benefit from net acquisitions and disposals, principally attributable to HRH, and organic growth in commissions and fees of 2 percent, offset by a 4 percent adverse year over year impact from foreign currency translation and lower investment income.

Our International and Global operations earn a significant portion of their revenues in currencies other than the US dollar. For the year ended December 31, 2009, reported revenues were adversely impacted by the year over year effect of foreign currency translation: in particular due to the strengthening of the US dollar against the pound sterling and against the euro, compared with 2008.

Investment income was $50 million for 2009, $31 million lower than 2008, with the decrease reflecting significantly lower average interest rates in 2009. The impact of rate decreases on our investment income was partially mitigated by our forward hedging program. In 2009 this generated additional income of $27 million compared with LIBOR based rates. We expect to see a lower benefit from our forward hedging program in 2010.

Organic growth in commissions and fees was 2 percent for 2009, despite a negative 3 percent impact from declining premium rates and other market factors. Overall organic growth comprises good growth in our Global operations and many of our International operations, partly offset by declines in our North America, UK and Irish retail operations reflecting the weak economic environments and continuing soft market conditions in these territories. Organic revenue growth by segment is discussed further in ‘Operating Results — Segment Information’ below.

2008 compared with 2007

				Change attributable to:
				Foreign	Acquisitions	Organic
			%	currency	and	revenue
	2008	2007	change	translation	disposals(i)	growth(i)(ii)
	(millions)

Global	$784	$750	5%	—%	3%	2%
North America	905	751	21%	—%	22%	(1)%
International	1,055	962	10%	1%	—%	9%

Commissions and fees	$2,744	$2,463	12%	1%	7%	4%

Investment income	81	96	(16)%
Other income	2	19	(89)%

Total revenues	$2,827	$2,578	10%

(i)	Organic revenue growth excludes the impact of foreign currency translation, the first twelve months of net commission and fee revenues generated from acquisitions, the net commission and fee revenues related to operations disposed of in each period presented, market remuneration, including contingent commissions related to the HRH acquisition, investment income and other income from reported revenues.

Acquisitions and disposals includes the first twelve months of net commission and fee revenues generated from acquisitions, the net commission and fee revenues related to operations disposed of in each period presented, and contingent commissions related to the HRH acquisition.

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited.

(ii)	From fourth quarter 2008, we have changed our methodology for the calculation of organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded from organic growth in commissions and fees.

Our 2008 total revenues at $2,827 million were $249 million, or 10 percent, higher than in 2007, reflecting a 7 percent benefit from net acquisitions and disposals, principally attributable to HRH, organic commissions and fee growth of 4 percent and a 1 percent benefit from foreign currency translation, partly offset by lower investment and other income.

For the year ended December 31, 2008, reported revenues in International benefited from the year over year weakening of the US dollar against the euro, compared with 2007. However, in our Global operations the revenue line benefit of the stronger euro was offset by sterling weakening against the US dollar, compared with 2007.

Investment income was $81 million for 2008, $15 million lower than in 2007, with the decrease reflecting lower average interest rates in 2008.

Other income was $2 million for 2008, $17 million lower than in 2007 which benefited from a higher than usual level of proceeds from the sale of books of business.

Organic growth in commissions and fees in 2008 was 4 percent compared with 2007, reflecting:

•	net new business growth of 6 percent which comprised good growth in our International and Global Specialties businesses offset by lower revenues in North America and Reinsurance;

partly offset by

•	a negative 2 percent impact from premium rates and other market factors in 2008. The impact of significant rate decreases in both periods was tempered by the benefit of other market factors, including higher commission rates, client profitability analyses, higher insured values and changes in limits or exposures.

General and administrative expenses

	2009	2008	2007
	(millions, except percentages)

Salaries and benefits	$1,827	$1,638	$1,448
Other	595	603	460

General and administrative expenses	$2,422	$2,241	$1,908

Salaries and benefits as a percentage of revenues	56%	58%	56%
Other as a percentage of revenues	18%	21%	18%

2009 compared with 2008

General and administrative expenses at $2,422 million for 2009 were $181 million, or 8 percent, higher than 2008. The increase was mainly attributable to:

•	$414 million impact from HRH, equivalent to approximately 18 percentage points; and

•	a $66 million increase in pension costs, equivalent to approximately 3 percentage points. This excludes the $12 million US curtailment gain and $8 million due to the introduction of a salary sacrifice scheme in the UK. The increase attributable to the salary sacrifice scheme was marginally more than offset by a reduction in salaries and payroll taxes;

partly offset by

•	a year over year benefit from foreign currency translation of $172 million, equivalent to approximately 8 percentage points. This includes the impact of losses on forward contracts being more than offset by gains relating to the significant year over year strengthening of the US dollar against the pound sterling (in which our London market based operations incur the majority of their expenses), and the euro, together with the benefit of lower foreign exchange losses relating to the UK sterling pension asset;

•	the $92 million reduction in costs associated with our 2008 expense review, equivalent to 4 percentage points, of which $66 million related to salaries and benefits and $26 million to other expenses; and

•	disciplined control of all discretionary costs, with significant savings in travel and entertaining, advertising, printing and a number of other areas.

Salaries and benefits

Salaries and benefits were 56 percent of revenues for 2009, compared with 58 percent in 2008 reflecting the benefits of:

•	good cost controls, including our previous Shaping Our Future and 2008 expense review initiatives, together with the initial benefits from our Right Sizing Willis initiatives in 2009; and

•	a $12 million curtailment gain realized on the closure of our US defined benefit pension plan to accrual of benefit for future service, equivalent to approximately 0.5 percentage points (see below);

partly offset by

•	a $66 million increase in pension costs, mainly driven by lower asset levels in our UK pension plan and excluding the $12 million US curtailment gain and the impact of the UK salary sacrifice scheme.

Effective May 15, 2009, we closed our US defined benefit pension plan to future accrual and recognized a curtailment gain of $12 million in second quarter 2009. As a result the full year 2009 charge for the US plan was $7 million compared with an expected $39 million charge had the plan not been closed to future accrual.

We have also suspended the company match for our US 401(k) plan which benefited 2009 by $9 million compared with 2008.

UK salary sacrifice scheme

With effect from April 2009, the Company offered UK employees an alternative basis on which to fund contributions into the UK pension plans. UK employees can now agree to sacrifice an amount of their salary and in return the Company makes additional pension contributions on their behalf, equivalent to the value of the salary sacrificed.

From a payroll tax perspective, this is a more efficient method of making pension contributions.

As a result of this change, the Company made additional pension contributions of $8 million, with a marginally higher saving in salaries and payroll taxes.

Other expenses

Other expenses were 18 percent of revenues for 2009 compared with 21 percent in 2008, reflecting the benefit of:

•	the non-recurrence of $26 million of costs eliminated by the 2008 expense review, equivalent to 5 percentage points; and

•	a reduction in discretionary expenses driven by our Right Sizing Willis initiatives;

partly offset by

•	foreign currency translation losses of $40 million arising on forward contracts maturing in 2009, compared with losses on the equivalent contracts in 2008 of $12 million.

2008 compared with 2007

General and administrative expenses at $2,241 million for 2008 were $333 million, or 18 percent, higher than in 2007 of which:

•	$135 million, or 7 percentage points, was attributable to the fourth quarter acquisition of HRH;

•	$92 million, or 5 percentage points, was attributable to the charge for the 2008 expense review, of which $66 million related to salaries and benefits and $26 million to other expenses; and

•	a foreign exchange loss of $68 million, or 4 percentage points, including $34 million related to the revaluation of our UK pension benefits asset together with $23 million relating to sterling purchases to fund the Company’s contributions to the plan.

Salaries and benefits

Salaries and benefits were 58 percent of 2008 revenues, compared with 56 percent in 2007, with the increase reflecting:

•	the $66 million charge relating to the 2008 expense review; and

•	continued hiring in targeted development areas including selected US regions; targeted International growth areas such as Spain, Italy, Denmark and Brazil; and a number of our London specialty businesses;

partly offset by

•	increased productivity: average revenues per FTE employee were approximately $190,000 in 2008 compared with $186,000 in 2007;

•	the benefits of cost controls and previous Shaping Our Future initiatives; and

•	a $15 million reduction in pension charges. This decrease was mainly attributable to an increase in the expected return on assets in the UK pension plan reflecting higher opening asset levels due to the significant additional contributions we have made.

Other expenses

Other expenses were 21 percent of revenues in 2008 compared with 18 percent in 2007, with the increase reflecting:

•	$33 million additional other expenses in fourth quarter 2008 as a result of the HRH acquisition, equivalent to approximately 1 percentage point;

•	the $26 million charge relating to the 2008 expense review, equivalent to approximately 1 percentage point; and

•	a $34 million foreign exchange loss related to the revaluation of our UK pension benefits asset. This asset is a sterling denominated asset but a portion of the asset is held within our UK London market operations, which are US dollar denominated for accounting purposes. As the US dollar strengthened significantly against sterling in 2008, the revaluation of the sterling pension benefit asset gave rise to a foreign exchange loss.

We have a program that hedges our sterling cash outflows from our London market operations, a part of which hedges the sterling denominated cash contributions into the UK pension plan. However, we do not hedge against the pension benefits asset or liability recognized for accounting purposes.

The effects of the above increases were partly mitigated by the benefits of our continued focus on cost controls.

Amortization of intangible assets

Amortization of intangible assets of $100 million in 2009 was $64 million higher than in 2008.

The significant year over year increase was primarily attributable to additional charges of $58 million in 2009 in respect of intangible assets recognized on the HRH acquisition, including $7 million of accelerated amortization relating to the HRH brand name. Following the success of our integration of HRH into our previously existing North America operations, we announced on October 1, 2009 that we were changing the name of our North America operations from Willis HRH to Willis North America. Consequently the intangible asset recognized on the acquisition of HRH relating to the HRH brand name has been fully amortized.

Amortization of intangible assets of $36 million in 2008 was $22 million higher than in 2007 with the increase primarily attributable to a $21 million charge in fourth quarter 2008 in respect of intangible assets recognized on the HRH acquisition.

Operating income and margin (operating income as a percentage of revenues)

	2009	2008	2007
	(millions, except percentages)

Revenues	$3,263	$2,827	$2,578
Operating income	694	503	620
Operating margin or operating income as a percentage of revenues	21%	18%	24%

2009 compared with 2008

Operating margin was 21 percent for 2009 compared with 18 percent for 2008. This increase reflected the impact of:

•	a reduction in costs associated with our 2008 expense review from $92 million in 2008 to $24 million for severance costs in 2009;

•	2 percent organic growth in fees and commissions;

•	the $12 million US pension curtailment gain recognized in second quarter 2009; and

•	a further improvement in productivity, with revenues per FTE employee increasing to $191,000 in 2009 compared with $190,000 in 2008;

partly offset by

•	a $66 million increase in pension costs, excluding the $12 million US curtailment gain and the $8 million impact of the UK salary sacrifice scheme discussed above;

•	a $64 million increase in amortization of intangible assets, principally attributable to HRH; and

•	the $31 million year over year decline in investment income.

2008 compared with 2007

Operating margin was 18 percent in 2008 compared with 24 percent in 2007. This decrease reflected the impact of:

•	the $92 million charge for the 2008 expense review, equivalent to 4 percentage points;

•	a negative 2 percentage point impact from foreign exchange movements;

•	a $22 million increase in intangible asset amortization, of which $21 million related to HRH;

•	our continued investments in targeted new hires and Shaping Our Future initiatives; and

•	lower investment and other income;

partly offset by

•	increased productivity, with revenues per FTE employee increasing to $190,000 in 2008 compared with $186,000 in 2007;

•	a $38 million benefit from the operating income contribution of HRH in the fourth quarter; and

•	good cost control, the realization of savings from Shaping Our Future initiatives and lower pension costs.

Interest expense

	2009	2008	2007
	(millions)

Interest expense	$174	$105	$66

Interest expense in 2009 of $174 million was $69 million higher than in 2008. This increase primarily reflects higher average debt levels following the HRH acquisition, but also includes $5 million of premium and costs relating to the early repurchase in September 2009 of $160 million of our 5.125% senior notes due July 2010 at a premium of $27.50 per $1,000 face value.

We are currently reviewing opportunities to reduce future interest costs, in the short-term, through a fixed / floating interest rate swap.

Interest expense in 2008 of $105 million was $39 million higher than in 2007. This increase primarily reflects higher average debt levels, and in particular: $18 million additional interest expense relating to the term loan and interim credit facilities connected with the HRH acquisition; a $9 million charge for amortization of debt fees associated with these facilities; and a $9 million additional interest expense in 2008 due to fixed term $600 million senior notes issued in March 2007.

Income taxes

	2009	2008	2007
	(millions, except percentages)

Income from continuing operations before taxes	$520	$398	$554
Income tax charge	96	97	144
Effective tax rate	18%	24%	26%

2009 compared with 2008

The effective tax rate in 2009 was 18 percent compared with 24 percent in 2008. The decrease in rate reflects:

•	a $27 million release relating to a 2009 change in tax law. As at June 30, 2009 we held a provision of $27 million relating to tax that would potentially be payable should the unremitted earnings of our foreign subsidiaries be repatriated. Following a change in UK tax law effective in third quarter 2009, these earnings may now be repatriated without additional tax cost and, consequently, the provision has been released; and

•	an $11 million release relating to uncertain tax positions due to the closure of the statute of limitations on assessments for previously unrecognized tax benefits. There was a similar $5 million release of uncertain tax positions in 2008.

Excluding the benefit of these tax credits, the effective tax rate for 2009 would be 26 percent.

2008 compared with 2007

The effective tax rate in 2008 was 24 percent compared with 26 percent in 2007, with the decrease in rate reflecting:

•	a change in the geographical mix of profits with a greater proportion of profits being earned outside the United States;

•	non-taxable exchange gains arising from the significant movement in the exchange rate between the US dollar and sterling; and

•	a decrease in the statutory rate of corporation tax in the UK from 30 percent in 2007 to an effective rate of 28.5 percent in 2008;

partly offset by

•	the benefit of a $10 million release of uncertain tax provisions in 2007 compared to a $5 million release in 2008. Both 2008 and 2007 benefited from the release of tax provisions relating to prior tax periods following the resolution of tax issues surrounding prior debt refinancing; and

•	a one-off benefit of $4 million in 2007 relating to the restatement of the closing UK deferred tax liabilities to reflect the reduced rate of corporation tax applicable on the reversal of those liabilities.

Interest in earnings of associates

Interest in earnings of associates, net of tax, was $33 million in 2009, $11 million higher than in 2008. These increases reflect improved performance and an increased ownership share in Gras Savoye, our largest associate, for most of the year. As described within the ‘Executive Summary’ section above, our interest in Gras Savoye reduced from

49 percent to 31 percent following the reorganization of that company’s capital in December 2009. As a result of this transaction we currently estimate that the interest in earnings of associates will be approximately $10 million lower in 2010 compared with 2009.

Net income and diluted earnings per share from continuing operations

	2009	2008	2007
	(millions, except percentages)

Net income from continuing operations	$436	$302	$409
Diluted earnings per share from continuing operations	$2.58	$2.04	$2.78
Average diluted number of shares outstanding	169	148	147

2009 compared with 2008

Net income from continuing operations for 2009 was $436 million compared with $302 million in 2008. The $134 million increase primarily reflected the $191 million increase in operating income, discussed above, partly offset by the $69 million increase in interest expense.

Diluted earnings per share from continuing operations for 2009 increased to $2.58 compared to $2.04 in 2008 as the benefit of the increased net income was partly offset by a 21 million increase in average diluted shares outstanding due primarily to the shares issued on October 1, 2008 for the HRH acquisition. The additional shares issued had a negative $0.36 impact on earnings per diluted share in 2009.

Foreign currency translation had a year over year $0.27 positive impact on earnings per diluted share in 2009.

2008 compared with 2007

Net income for 2008 was $302 million, or $2.04 per diluted share, compared to $409 million, or $2.78 per diluted share, in 2007 with the decrease mainly reflecting the impact of:

•	the $66 million post-tax charges associated with the 2008 expense review, equivalent to $0.45 per diluted share; and

•	a year over year accounting loss of $0.27 per diluted share primarily relating to the retranslation of our sterling denominated UK pension benefits asset;

partly offset by

•	strong organic revenue growth in 2008;

•	a year over year benefit from a lower effective tax rate of $0.09 per diluted share; and

•	HRH’s fourth quarter results, net of related funding costs and intangible amortization, contributed $0.04 per diluted share.

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

The following table is a summary of our operating results by segment for the three years ended December 31, 2009:

	2009			2008(i)			2007(i)
		Operating	Operating		Operating	Operating		Operating	Operating
	Revenues	Income	Margin	Revenues	Income	Margin	Revenues	Income	Margin
	(millions)			(millions)			(millions)

Global	$835	$255	31%	$814	$240	29%	$796	$224	28%
North America	1,386	328	24%	922	142	15%	786	152	19%
International	1,042	276	27%	1,091	306	28%	996	251	25%

Total Retail	2,428	604	25%	2,013	448	22%	1,782	403	23%
Corporate & Other(ii)	—	(165)	n/a	—	(185)	n/a	—	(7)	n/a

Total Consolidated	$3,263	$694	21%	$2,827	$503	18%	$2,578	$620	24%

(i)	In 2008, the Company changed its basis of segmental allocation for central costs. All accounting adjustments for foreign exchange hedging activities and foreign exchange movements on the UK pension plan asset or liability are held at the Corporate level, together with legal costs that are managed centrally.

(ii)	Corporate & Other comprises the following:

	2009	2008	2007
	(millions)

Amortization of intangible assets	$(100)	$(36)	$(14)
Foreign exchange hedging	(48)	(47)	(7)
HRH integration costs	(18)	(5)	—
Gain on disposal of operations	13	—	2
2008 expense review	—	(92)	—
Gain on disposal of London headquarters	—	7	14
Costs associated with the redomicile of the Company’s parent company	(6)	—	—
Other	(6)	(12)	(2)

	$(165)	$(185)	$(7)

Global

Our Global operations comprise Global Specialties, Reinsurance and Faber & Dumas, our wholesale brokerage division launched in fourth quarter 2008 on completion of the HRH acquisition. Faber & Dumas comprises HRH’s London-based wholesale operation, Glencairn, together with our previously existing Fine Art, Jewelry and Specie; Special Contingency Risk and Hughes-Gibb units. The following table sets out revenues, organic revenue growth and operating income and margin for the three years ended December 31, 2009:

	2009	2008	2007
	(millions, except percentages)

Commissions and fees	$822	$784	$750
Investment income	13	30	46

Total revenues	$835	$814	$796

Operating income(i)	$255	$240	$224
Organic revenue growth(ii)(iii)	4%	2%	—%
Operating margin(i)	31%	29%	28%

(i)	In 2008, the Company changed its basis of segmental allocation for central costs. All accounting adjustments for foreign exchange hedging activities and foreign exchange movements on the UK pension plan asset or liability are held at the Corporate level, together with legal costs that are managed centrally. As a result of this change, $1 million net operating profit for full year 2007, previously allocated to the Global segment, has been reported within Corporate.

(ii)	Organic revenue growth excludes the impact of foreign currency translation, the first twelve months of net commission and fee revenues generated from acquisitions, the net commission and fee revenues related to operations disposed of in each period presented, market remuneration, including contingent commissions related to the HRH acquisition, investment income and other income from reported revenues. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

(iii)	In fourth quarter 2008, we changed our methodology for the calculation of organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded. Comparatives have been adjusted accordingly.

Revenues: 2009 compared with 2008

Commissions and fees of $822 million were $38 million, or 5 percent, higher in 2009 compared with 2008 of which 4 percent was attributable to the acquisition of the HRH UK wholesale business, Glencairn and 4 percent to organic revenue growth. These were partly offset by a 3 percent negative impact from foreign exchange movements.

Net new business growth was 5 percent and there was a 1 percent adverse impact from rates and other market factors. Reinsurance led the growth in net new business. Global Specialties organic revenues were slightly higher than in 2008, as growth in Marine, Aerospace and Financial and Executive Risks was offset by reductions elsewhere. There was continued softness in most specialty rates although there were signs of stabilization and firming in some areas, including Aerospace and Energy. The Faber & Dumas businesses continue to be adversely impacted by the weakening economic environment.

There was a sharp decline in investment income in 2009 compared with 2008 as global interest rates fell markedly in the latter half of 2008 and early 2009.

Productivity continued to improve with a 3 percent rise in revenues per FTE employee to $358,000 in 2009 compared with 2008. Client retention remained steady at 90 percent for the full year 2009.

Revenues: 2008 compared with 2007

Commissions and fees were $34 million, or 5 percent, higher in 2008 compared with 2007 of which 3 percent was attributable to the net impact of acquisitions and disposals, mainly due to HRH’s UK-based specialty business. There was no net impact from foreign currency translation as a benefit from the euro strengthening year over year against the dollar was offset by a negative impact from sterling weakening against the dollar.

Organic revenue growth was 2 percent as the benefit of good growth in Global Specialties was partly offset by lower commissions and fees in Reinsurance.

Global Specialties organic revenue growth reflected the benefit of good growth in Marine, Financial Institutions, Bloodstock, Jewelry, Specie and Global Markets and was achieved despite significant rate reductions.

Organic revenue growth in Reinsurance in 2008 was adversely impacted by a combination of declining rates and a reduction in amounts reinsured. We continue to make investments in Reinsurance to strengthen capital markets and analytics capabilities throughout the soft market and are beginning to see the positive results of this investment as we moved into 2009.

Client retention levels in Global improved to approximately 90 percent in 2008 compared with approximately 89 percent in 2007.

Operating margin: 2009 compared with 2008

Operating margin was 31 percent in 2009 compared with 29 percent in 2008. This improvement reflected a significant benefit from foreign currency translation, together with organic revenue growth, particularly driven by our Reinsurance business, and good cost controls including a reduction in discretionary expenses. The benefit of these was partly offset by a significant increase in the UK pension expense and the sharp reduction in investment income.

Despite an overall reduction in headcount since December 31, 2008, we continue to recruit selectively for our Global businesses. In first quarter 2009, we recruited a reinsurance team from Carvill. This team provides specialty, casualty and professional liability experience. We have also recruited specialty expertise in Marine, Aerospace and Faber & Dumas.

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

North America

	2009	2008	2007
	(millions, except percentages)

Commissions and fees	$1,368	$905	$751
Investment income	15	15	18
Other income(i)	3	2	17

Total revenues	$1,386	$922	$786

Operating income	$328	$142	$152
Organic revenue growth(ii)(iii)	(3)%	(1)%	1%
Operating margin	24%	15%	19%

(i)	Other income represents gains on disposals of intangible assets, including books of business. Prior to January 1, 2008 these gains were reported within total commissions and fees but were excluded from organic revenue growth with effect from April 1, 2007. As a result of this change, $17 million previously reported within North America’s commissions and fees in 2007, has been transferred to other income.

(ii)	Organic revenue growth excludes the impact of foreign currency translation, the first twelve months of net commission and fee revenues generated from acquisitions, the net commission and fee revenues related to operations disposed of in each period presented, market remuneration, including contingent commissions related to the HRH acquisition, investment income and other income from reported revenues. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

(iii)	In fourth quarter 2008, we changed our methodology for the calculation of organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded. Comparatives have been adjusted accordingly.

Revenues: 2009 compared with 2008

Commissions and fees in North America were 51 percent higher in 2009 compared with 2008 reflecting the uplift from the additional revenues of HRH, partly offset by 3 percent negative organic growth. Our North America operations were significantly adversely impacted by soft market conditions, the weakened US economy and a reduction in project based revenues which more than offset a positive impact from net new business. In particular, our Construction division has seen significant declines. However, we saw the rate of decline moderate in the third quarter of 2009 and North America reported 1 percent organic growth for the fourth quarter of 2009, despite a 6 percent rate headwind.

Our primary focus in North America in 2009 was the integration of HRH into our existing operations and the improvement of margin. Additionally, in the second half of the year we refocused our efforts on revenue growth and we believe this has led to over 10 percent new business generation in parts of the business during that time period.

Despite the difficult market conditions, our productivity measured in terms of revenue per FTE employee remained high and with a marginal increase to $226,000 for 2009 compared with $225,000 for 2008.

Revenues: 2008 compared with 2007

Commissions and fees in North America were $154 million, or 21 percent, higher in 2008 compared with 2007, of which $174 million was attributable to HRH’s fourth quarter 2008 revenues. Excluding HRH, organic commissions and fees declined by 1 percent reflecting the soft market conditions.

Chicago, Atlanta, Houston, Boston and Knoxville all generated growth in excess of 5 percent, though several offices recorded significant declines in the difficult market conditions.

The integration of the HRH acquisition made good progress in fourth quarter 2008 with only 2 percent attrition of legacy HRH producers since the announcement of the HRH acquisition in June 2008.

Client retention levels improved to approximately 91 percent in 2008, an increase of approximately 3 percentage points from 2007, and productivity continued to improve with an approximately 2 percent rise in revenues per FTE employee in 2008 compared with 2007.

Operating margin: 2009 compared with 2008

Operating margin in North America was 24 percent in 2009 compared with 15 percent in 2008. The higher margin reflected:

•	the acquisition of HRH and the synergies and cost savings achieved from the integration of HRH with our existing North America operations;

•	a reduction in underlying expense base reflecting the benefits of our 2008 Expense Review and Right Sizing Willis initiatives; and

•	a $9 million benefit from the curtailment of the US pension scheme relating to our North America retail employees;

partly offset by

•	the decline in organic revenues against the backdrop of the soft market and weak economic conditions discussed above.

HRH integration

The integration of HRH into our existing operations is now substantially complete and, reflecting this success, we changed the name of our North America retail operations from Willis HRH to Willis North America on October 1, 2009. Progress to date includes:

•	maintaining high producer and client retention levels;

•	reducing our expense base through synergies and other cost savings. On a combined basis, we achieved approximately $205 million of cost savings in 2009; and

•	as of December 31, 2009, for over 90 percent of HRH’s contingent commissions we have either converted them into higher standard commissions or we have reaffirmed with carriers that the existing agreements will remain in force for so long as permitted by the regulatory authorities or until the commissions are converted, whichever occurs first.

Operating margin: 2008 compared with 2007

Operating margin in North America in 2008 was 15 percent compared with 19 percent in 2007. The decrease of 4 percentage points reflected:

•	lower commissions and fees, reflecting the soft market conditions;

•	a $15 million decrease in other income compared with 2007 which benefited from higher than usual proceeds from the sale of books of business; and

•	continued spend on targeted new hires and other initiatives;

partly offset by

•	the acquisition of HRH which contributed $37 million of operating income in fourth quarter 2008; and

•	the benefit of increased revenue per FTE employee and other cost savings.

International

	2009	2008	2007
	(millions, except percentages)

Commissions and fees	$1,020	$1,055	$962
Investment income	22	36	32
Other income(i)	—	—	2

Total revenues	$1,042	$1,091	$996

Operating income(ii)	276	306	251
Organic revenue growth(iii)(iv)	4%	9%	8%
Operating margin(ii)	26%	28%	25%

(i)	Other income represents gains on disposals of intangible assets, including books of business. Prior to January 1, 2008 these gains were reported within total commissions and fees but were excluded from organic revenue growth with effect from April 1, 2007. As a result of this change, $2 million previously reported within International’s commissions and fees in 2007, has been transferred to other income.

(ii)	In 2008, the Company changed its basis of segmental allocation for central costs. All accounting adjustments for foreign exchange hedging activities and foreign exchange movements on the UK pension plan asset or liability are held at the Corporate level, together with legal costs that are managed centrally. As a result of this change, $1 million net operating loss for full year 2007 previously allocated to the International segment, has been reported within Corporate.

(iii)	Organic revenue growth excludes the impact of foreign currency translation, the first twelve months of net commission and fee revenues generated from acquisitions, the net commission and fee revenues related to operations disposed of in each period presented, market remuneration, including contingent commissions related to the HRH acquisition, investment income and other income from reported revenues. Our method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

(iv)	In fourth quarter 2008, we changed our methodology for the calculation of organic growth in commissions and fees. Previously, organic growth included growth from acquisitions from the date of acquisition. Under the new method, the first twelve months of commissions and fees generated from acquisitions are excluded. Comparatives have been adjusted accordingly.

Revenues: 2009 compared with 2008

Commissions and fees in International were $35 million, or 3 percent, lower in 2009 compared with 2008 as double digit new business generation in many of our International units was more than offset by an adverse impact from foreign exchange of 8 percent, a 3 percent adverse impact from rates and other market factors, and significantly lower revenues in our UK and Irish retail operations.

A significant part of International’s revenues are earned in currencies other than the US dollar which has strengthened significantly, on average, on a year over year basis against a number of these currencies, most notably the euro, pound sterling, Danish kroner and Australian dollar, consequently reducing International revenues on a year over year basis when reported in US dollars.

Despite the slowdown of the global economy, International continued its organic growth. Excluding our UK and Irish retail divisions, organic revenue growth was 8 percent in 2009, with Latin America and Asia, led by Brazil, Columbia and China, all reporting strong organic growth. However, our UK and Irish retail division, which represents approximately 20 percent of International’s operations, saw a 6 percent revenue decline, reflecting weak local economic conditions.

Productivity in International continues to improve with revenues per FTE employee increasing by 4 percent in 2009 compared with 2008.

Client retention levels remained high at approximately 90 percent for 2009.

Revenues: 2008 compared with 2007

Commissions and fees in International were $93 million, or 10 percent, higher in 2008 compared with 2007.

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

Productivity in International continued to improve with revenues per FTE employee rising by 6 percent in 2008 compared with 2007 and average client retention levels remaining high at approximately 91 percent.

Operating margin: 2009 compared with 2008

Operating margin in International was 26 percent in 2009 compared with 28 percent in 2008. The benefits of:

•	the strong organic revenue growth outside of Ireland; and

•	focused expense management including savings in discretionary costs driven by our Right Sizing Willis initiatives;

were more than offset by

•	increased pension expense for the UK pension plan;

•	a sharp reduction in investment income reflecting lower global interest rates; and

•	a weak performance by our Irish retail operations reflecting their difficult market conditions.

Operating margin: 2008 compared with 2007

Operating margin in International was 28 percent in 2008 compared with 25 percent in 2007, with the 3 percentage point improvement reflecting the strong organic revenue growth, increased productivity and continued expense discipline partly offset by significant investment in targeted hires and the adverse impact of declining rates in most countries.

Venezuela

On January 8, 2010 the Venezuelan government announced its intention to devalue its currency (Bolivar). Effective January 1, 2010, the Venezuelan economy has been designated as hyper-inflationary and, consequently, all future exchange movements will flow through the income statement.

Our preliminary estimate of the impact of these changes on our 2010 income statement is that diluted earnings per share for the Group may be approximately $0.03 lower than it would otherwise have been.

Currently, we do not anticipate any material impact on our balance sheet from the devaluation.

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

Pension expense

We maintain defined benefit pension plans for employees in the US and UK. Both these plans are now closed to new entrants and, with effect from May 15, 2009 we closed our US defined benefit plan to future accrual. New entrants in the UK are offered the opportunity to join a defined contribution plan and in the United States are offered the opportunity to join a 401(k) plan. We also have smaller defined benefit schemes in Ireland, Germany, Norway and the Netherlands. These schemes have combined total assets of $120 million and a combined net liability for pension benefits of $30 million as of December 31,

2009. Elsewhere, pension benefits are typically provided through defined contribution plans.

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

We recorded a net pension charge on our UK and US defined benefit pension plans in 2009 of $32 million, compared to a net pension credit of $25 million in 2008, an increased expense of $57 million.

The UK plan charge was $63 million higher reflecting:

•	lower asset returns from lower asset levels following the decline in the equity markets;

•	additional pension contributions of $8 million in connection with the pension related salary sacrifice scheme; and

•	higher amortization from significant asset losses,

partly offset by

•	changes to the plan that cap the impact of future salary rises on pension benefits.

The US pension charge was $6 million lower in 2009 compared with 2008 reflecting the closure of the scheme and the resulting $12 million curtailment gain.

Based on December 31, 2009 assumptions, we expect the net pension charge in 2010 to increase by $2 million for the UK plan and decrease by $6 million for the US plan.

UK plan

Impact of a
	As disclosed	0.50 percentage	Impact of a
	using	point increase	0.50 percentage	One year
	December 31,	in the expected	point increase	increase in
	2009	rate of return	in the discount	mortality
	assumptions	on assets(i)	rate(i)	assumption(i)(ii)
(millions)

Estimated 2010 expense	$29	$(9)	$(16)	$6
Projected benefit obligation at December 31, 2009	1,811	n/a	(141)	36

(i)	With all other assumptions held constant.

(ii)	Assumes all plan participants are one year younger. Expected long-term rates of return on plan assets are developed from the expected future returns of the various asset classes using the target asset allocations. The expected long-term rate of return used for determining the net UK pension expense in 2009 remained unchanged at 7.8 percent, equivalent to an expected return in 2009 of $127 million. The expected and actual returns on UK plan assets for the three years ended December 31, 2009 were as follows:

	Expected	Actual
	return on	return on
	plan	plan
	assets	assets
	(millions)

2009	$127	$234
2008	184	(509)
2007	182	99

During the latter half of 2008 the value of assets held by our pension plans was significantly adversely affected by the turmoil in worldwide markets. The holdings of equity securities by our UK and US pension plans were particularly affected in 2008, but have recovered, to some extent, in 2009.

Rates used to discount pension plan liabilities at December 31, 2009 were based on yields prevailing at that date of high quality corporate bonds of appropriate maturity. The selected rate used to discount UK plan liabilities was 5.8 percent compared with 6.5 percent at December 31, 2008 with the decrease reflecting a reduction in UK long-term bond rates in the second half of 2009. The lower discount rate and reduced inflation assumption generated an actuarial gain of $208 million at December 31, 2009.

Mortality assumptions at December 31, 2009 were unchanged from December 31, 2008. The mortality assumption is the 100 percent PNA00 table without an age adjustment. As an indication of the longevity assumed, our calculations assume that a UK male retiree aged 65 at December 31, 2009 would have a life expectancy of 22 years.

US plan

Impact of a
	As disclosed	0.50 percentage	Impact of a
	using	point increase	0.50 percentage	One year
	December 31,	in the expected	point increase	increase in
	2009	rate of return	in the discount	mortality
	assumptions	on assets(i)	rate(i)	assumption(i)(ii)
(millions)

Estimated 2010 expense	$1	$(3)	$(1)	$2
Projected benefit obligation at December 31, 2009	686	n/a	(42)	18

(i)	With all other assumptions held constant.

(ii)	Assumes all plan participants are one year younger.

The expected long-term rate of return used for determining the net US pension scheme expense in 2009 was 8.0 percent, consistent with 2008. The rate used to discount US plan liabilities at December 31, 2009 was 6.1 percent, determined based on expected plan cash flows discounted using a corporate bond yield curve, a small reduction from 6.3 percent at December 31, 2008. The expected and actual returns on US plan assets for the three years ended December 31, 2009 were as follows:

	Expected	Actual
	return on	return on
	plan assets	plan assets
	(millions)

2009	$36	$86
2008	47	(142)
2007	44	46

The mortality assumption at December 31, 2009 is the RP-2000 Mortality Table (blended for annuitants and non-annuitants), projected to 2010 by Scale AA (December 31, 2008: projected to 2009 by Scale

AA). As an indication of the longevity assumed, our calculations assume that a US male retiree aged 65 at December 31, 2009, would have a life expectancy of 18 years.

Intangible assets

Intangible assets represent the excess of cost over the value of net tangible assets of businesses acquired. We classify our intangible assets into three categories:

•	Goodwill;

•	‘Customer and Marketing Related’ includes client lists, client relationships, trade names and non-compete agreements; and

•	‘Contract-based, Technology and Other’ includes all other purchased intangible assets.

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

Our annual goodwill impairment analysis, which we performed during the fourth quarter of 2009, did not result in an impairment charge (2008: $nil, 2007: $nil).

Income taxes

We recognize deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating and capital loss and tax credit carry-forwards. We estimate deferred tax assets and liabilities and assess the need for any valuation allowances using tax rates in effect for the year in which the differences are expected to be recovered or settled taking into account our business plans and tax planning strategies.

At December 31, 2009, we had gross deferred tax assets of $390 million (2008: $362 million) against which a valuation allowance of $92 million (2008:

$85 million) had been recognized. To the extent that:

•	the actual future taxable income in the periods during which the temporary differences are expected to reverse differs from current projections;

•	assumed prudent and feasible tax planning strategies fail to materialize;

•	new tax planning strategies are developed; or

•	material changes occur in actual tax rates or loss carry-forward time limits,

we may adjust the deferred tax asset considered realizable in future periods. Such adjustments could result in a significant increase or decrease in the effective tax rate and have a material impact on our net income.

Positions taken in our tax returns may be subject to challenge by the taxing authorities upon examination. We recognize the benefit of uncertain tax positions in the financial statements when it is more likely than not that the position will be sustained on examination by the tax authorities. The benefit recognized is the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized on settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company adjusts its recognition of these uncertain tax benefits in the period in which new information is available impacting either the recognition or measurement of its uncertain tax positions. In 2009, $11 million was released relating to uncertain tax positions due to the closure of the statute of limitations on assessments for previously unrecognized tax benefits. There was a similar $5 million release of uncertain tax positions in 2008.

Commitments, contingencies and accrued liabilities

We purchase professional indemnity insurance for errors and omissions claims. The terms of this insurance vary by policy year and self-insured risks have increased significantly over recent years. We have established provisions against various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Such provisions cover claims that have been reported but not paid and also claims that have been incurred but not reported. These provisions are established based on actuarial estimates together with individual case reviews and are believed to be adequate in the light of current information and legal advice.

NEW ACCOUNTING STANDARDS

New accounting standards issued during the year that would have a significant impact on the

Company’s reporting are described in Note 2 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

During 2009, we have taken a number of actions to significantly improve our debt maturity profile:

•	in March 2009, we issued 12.875% senior notes due 2016 in an aggregate principal amount of $500 million to Goldman Sachs Mezzanine Partners which generated net proceeds of $482 million. These proceeds, together with $208 million cash generated from operating activities and cash in hand, were used to pay down the $750 million outstanding on our interim credit facility as of December 31, 2008; and

•	in September 2009, we issued $300 million of 7.0% senior unsecured notes due 2019. We then launched a tender offer on September 22, 2009 to repurchase any and all of our $250 million 5.125% senior notes due July 2010 at a premium of $27.50 per $1,000 face value. Notes totaling $160 million were tendered and repurchased on September 29, 2009.

Since December 31, 2009 we have:

•	repurchased on the open market a further $7 million of July 2010 bonds; and

•	repaid the full value of $9 million in respect of a fixed rate loan note due 2010.

Once the remaining $83 million of senior notes due July 2010 are repaid, the only mandatory repayments over the next 5 years are the scheduled repayments on our $700 million 5-year term loan and $4 million due on a fixed rate loan note due 2012.

In the short term, our capital management priority is debt reduction and we are currently targeting a debt to adjusted EBITDA (earnings before interest, tax, depreciation and amortization) ratio of below 2.5 times. Once we are in a position to remain at or below this ratio, we would consider recommencing our stock buyback program. At December 31, 2009 the actual ratio was 2.6 times. However, there can be no assurance that we will achieve our target debt to EBITDA ratio or recommence our stock buyback program.

Liquidity

Our principal sources of liquidity are cash from operations, cash and cash equivalents of $191 million at December 31, 2009 and remaining availability of $300 million under our revolving credit facility.

As of December 31, 2009, our short-term liquidity requirements consisted of:

•	payment of interest on debt and $110 million of mandatory repayments under our 2013 term loan;

•	payment of the $90 million principal outstanding on our senior notes due July 2010;

•	capital expenditure; and

•	working capital.

Our long-term liquidity requirements consist of:

•	the principal amount of outstanding notes; and

•	borrowings under our 2013 term loan and revolving credit facility.

Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for at least the next 12 months.

In an effort to reduce future cash interest payments as well as future amounts due at maturity, we may from time to time seek to retire or purchase our outstanding debt through tender offers, cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such actions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

In September 2009, Standard and Poor’s and Moody’s revised their outlook on the Company to Stable from Negative. We believe that the improved outlook and our current ratings allow us more flexibility in our capital planning.

We continue to identify and implement further actions to control costs and enhance our operating performance, including cash flow. These actions include the rationalization of our cost base through our ongoing Right Sizing Willis initiatives to achieve the best structure within the current environment.

Fiduciary funds

As an intermediary, we hold funds generally in a fiduciary capacity for the account of third parties, typically as the result of premiums received from clients that are in transit to insurers and claims due to clients that are in transit from insurers. We report premiums, which are held on account of, or due from, clients as assets with a corresponding liability due to the insurers. Claims held by, or due to, us which are due to clients are also shown as both assets and liabilities. All of these balances due or payable are included in accounts receivable and accounts payable on the balance sheet. We earn interest on these funds during the time between the receipt of the cash and the time the cash is paid out. Fiduciary cash must be kept in certain regulated bank accounts subject to guidelines, which generally emphasize capital preservation and liquidity, and is not generally available to service our debt or for other corporate purposes.

Operating activities

2009 compared to 2008

Net cash provided by operations was $418 million in 2009 compared with $224 million in 2008. The $194 million increase between 2008 and 2009 mainly reflects:

•	a $198 million increase in net income before the non-cash charge for amortization of intangible assets; and

•	a reduction in pension scheme contributions to $82 million in 2009, compared with $154 million in 2008;

partly offset by

•	the timing of cash collections and other working capital movements.

2008 compared to 2007

Net cash from operations in 2008 was $51 million lower than in 2007, mainly reflecting:

•	an $81 million decrease in net income before the non-cash charge for amortization of intangible assets; and

•	a $65 million increase in cash payments for interest reflecting higher average debt levels, particularly following the funding of the HRH acquisition;

partly offset by

•	a $46 million reduction in additional contributions to our UK and US defined benefit pension plans;

•	the benefit of a $14 million reduction in taxes paid; and

•	the timing of cash collections and other working capital movements.

Investing activities

2009 compared to 2008

Total net cash inflow from investing activities was $102 million in 2009 compared with an outflow of $1,033 million in 2008, reflecting:

•	the $926 million net cash outflow attributable to the HRH acquisition in 2008;

•	$113 million cash received in 2009 in respect of investments in associates, compared with $31 million paid in 2008. The 2009 receipt includes $155 million from the reorganization of Gras Savoye, less $42 million settled in January 2009 for an additional investment in Gras Savoye made in December 2008; and

•	a $40 million increase in net proceeds from sale of operations, mainly attributable to the second quarter 2009 disposal of Bliss & Glennon.

2008 compared to 2007

Total net cash used in investing activities was $1,033 million in 2008 compared with $181 million in 2007. The movement was attributable to:

•	an $899 million net increase in the cost of acquisitions, primarily reflecting $926 million attributable to the HRH acquisition; and

•	a reduction in proceeds from disposals of operations, investments and other assets of $14 million;

partly offset by

•	a reduction in fixed asset spend of $91 million, principally attributable to sharply reduced expenditure on our new London and US headquarters buildings following their completion.

Financing activities

Net cash used in financing activities was $516 million in 2009 compared with an inflow of $808 million in 2008 and an outflow of $193 million in 2007.

Long-term debt

In March 2009, we issued $500 million of senior notes due 2016 at 12.875%.

We used the $482 million net proceeds of the notes, together with $208 million cash generated from operating activities and $60 million cash in hand, to pay down the $750 million outstanding on our interim credit facility as of December 31, 2008.

In September 2009, we issued $300 million of 7.0% senior notes due 2019. We then launched a tender offer on September 22, 2009 to repurchase any and all of our $250 million 5.125% senior notes due July 2010 at a premium of $27.50 per $1,000 face value. Notes totaling $160 million were tendered and repurchased on September 29, 2009.

In December 2009, we applied the net cash proceeds of $155 million from the Gras Savoye transaction, together with other cash in hand, to reduce the balance outstanding on the 5-year term loan by approximately $180 million to

$521 million, of which $27 million related to our first mandatory debt repayment.

As of December 31, 2009, there were no amounts outstanding under our $300 million revolving credit facility (2008: $nil; 2007: $50 million).

Share buybacks

We did not buyback any shares in 2009. There remains $925 million under the current buyback authorization.

In 2008, we repurchased 2.3 million shares at a cost of $75 million and in 2007 we repurchased 11.5 million shares for $480 million of cash.

In 2009, the Company filed a Tender Offer Statement with the SEC to repurchase for cash options to purchase Company shares. The tender offer expired on August 6, 2009. Approximately 1.6 million options to purchase Company shares were repurchased at an average per share price of $2.04.

Dividends

Cash dividends paid in 2009 were $174 million compared with $146 million in 2008 and $143 million in 2007.

The $28 million increase primarily reflects dividend payments on the 24 million additional shares issued in connection with the fourth quarter 2008 acquisition of HRH. In February 2010, we declared a quarterly cash dividend of $0.26 per share, an annual rate of $1.04 per share, subject to the Irish High Court approving a reduction of our share capital in order to create distributable reserves, (which under Irish law are required to facilitate the payment of a dividend), and compliance generally with the requirements of the Irish Companies Act relating to the payment of dividends.

CONTRACTUAL OBLIGATIONS

Our contractual obligations at December 31, 2009 were:

		Payments due by
			2011-	2013-
Obligations	Total	2010	2012	2014	After 2014
	(millions)

5.125% senior notes due 2010	$90	$90	$—	$—	$—
5.625% senior notes due 2015	350	—	—	—	350
12.875% senior notes due 2016	500	—	—	—	500
6.200% senior notes due 2017	600	—	—	—	600
7.000% senior notes due 2019	300	—	—	—	300
Interest on senior notes	1,014	147	285	285	297
6.000% loan notes due 2010	9	9	—	—	—
6.000% loan notes due 2012	4	—	4	—	—
Term loan expires 2013	521	110	219	192	—
Interest on term loan	31	12	16	3	—

Total debt and related interest	3,419	368	524	480	2,047
Operating leases(i)	1,329	152	199	136	842
Pensions	426	122	244	60	—

Total contractual obligations	$5,174	$642	$967	$676	$2,889

(i)	Presented gross.

Debt facilities

In March 2009, we issued 12.875% senior notes due 2016 in an aggregate principal amount of $500 million to Goldman Sachs Mezzanine Partners which generated net proceeds of $482 million. These proceeds, together with $208 million cash generated from operating activities and cash in hand, were used to pay down the $750 million outstanding on our interim credit facility as of December 31, 2008.

In September 2009, we issued $300 million of 7.0% senior notes due 2019. We then launched a tender offer on September 22, 2009 to repurchase any and all of our $250 million 5.125% senior notes due July 2010 at a premium of $27.50 per $1,000 face value. Notes totaling approximately $160 million were tendered and repurchased on September 29, 2009.

In December 2009, we applied the net cash proceeds of $155 million from the Gras Savoye transaction, together with other cash in hand, to reduce the balance outstanding on the 5-year term loan by approximately $180 million to $521 million.

Since the end of the year, we have:

•	repurchased a further $7 million of July 2010 bonds; and

•	repaid the full value of $9 million in respect of a fixed rate loan note due 2010.

Once the remaining $83 million of July 2010 bonds are repaid, the only mandatory repayments over the next 5 years are the scheduled repayments on our $700 million 5-year term loan and $4 million due on a fixed rate loan note due 2012.

Operating leases

We lease our London headquarters building under a 25 year operating lease, which expires in 2032. Annual rentals are $31 million per year and we have subleased approximately 30 percent of the premises under leases up to 15 years. The outstanding contractual obligation for lease rentals at December 31, 2009 was $785 million and the amounts receivable from subleases was $100 million.

Pensions

Contractual obligations for our pension plans reflect the contributions we expect to make over the next five years into our US and UK plans. These contributions are based on current funding positions and may increase or decrease dependent on the future performance of the two plans.

In the UK, we are required to agree a funding strategy for our UK defined benefit plan with the plan’s trustees. In February 2009, we agreed to make full year contributions to the UK plan of $40 million for 2009 through 2012, excluding amounts in respect of the salary sacrifice scheme. In addition, as certain funding targets have not been met at the beginning of 2010, a further contribution of $40 million is required for 2010. A similar, additional contribution may also be required for 2011, depending on actual performance against funding targets at the beginning of 2011.

For the US plan, expected contributions are the contributions we will be required to make under US pension legislation based on our December 31, 2009 balance sheet position. We currently expect to contribute $30 million in 2010 and $30 million per year from 2011 to 2014.

The total contributions for all plans are currently estimated to be approximately $120 million in 2010 excluding amounts in respect of the salary sacrifice scheme.

OFF-BALANCE SHEET TRANSACTIONS

Apart from commitments, guarantees and contingencies, as disclosed in Note 18 to the Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations or liquidity.

Item 7A —	Quantitative and Qualitative Disclosures about Market Risk

Financial Risk Management

We are exposed to market risk from changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, we enter into a variety of interest rate and foreign currency derivatives. We do not hold financial or derivative instruments for trading purposes.

A discussion of our accounting policies for financial and derivative instruments is included in Note 2 — Basis of Presentation and Significant Accounting Policies of Notes to the Consolidated Financial Statements, and further disclosure is provided in Note 22 — Financial Instruments of Notes to the Consolidated Financial Statements.

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

The table below gives an approximate analysis of revenues and expenses by currency in 2009.

	US	Pounds		Other
	Dollars	Sterling	Euros	currencies

Revenues	60%	10%	14%	16%
Expenses	59%	20%	7%	14%

Our principal exposures to foreign exchange risk arise from:

•	our London market operations; and

•	translation.

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

The table below provides information about our foreign currency forward exchange contracts, which are sensitive to exchange rate risk. The table summarizes the US dollar equivalent amounts of each currency bought and sold forward and the weighted average contractual exchange rates. All forward exchange contracts mature within four years.

	Settlement date before December 31,
	2010		2011		2012		2013
		Average		Average		Average		Average
	Contract	contractual	Contract	contractual	Contract	contractual	Contract	contractual
December 31, 2009	amount	exchange rate	amount	exchange rate	amount	exchange rate	amount	exchange rate
	(millions)		(millions)		(millions)		(millions)

Foreign currency sold
US Dollars sold for sterling	$168	$1.77=£1	$63	$1.57=£1	$30	$1.52=£1	—	n/a
Euro sold for US Dollars	84	€1=$1.42	63	€1=$1.41	38	€1=$1.42	—	n/a
Japanese Yen sold for US Dollars	24	¥97.03=$1	21	¥92.89=$1	11	¥88.73=$1	2	¥83.95=$1

Total	$276		$147		$79		$2

Fair Value(1)	$(15)		$—		$1		$—

	Settlement date before December 31,
	2009		2010		2011
		Average		Average		Average
	Contract	contractual	Contract	contractual	Contract	contractual
December 31, 2008	amount	exchange rate	amount	exchange rate	amount	exchange rate
	(millions)		(millions)		(millions)

Foreign currency sold
US Dollars sold for sterling	$247	$1.85=£1	$144	$1.80=£1	$32	$1.63=£1
Euro sold for US Dollars	83	€1=$1.40	67	€1=$1.43	17	€1=$1.43
Japanese Yen sold for US Dollars	18	¥106.08=$1	15	¥100.20=$1	8	¥97.34=$1

Total	$348		$226		$57

Fair Value(1)	$(55)		$(26)		$(4)

(1)	Represents the difference between the contract amount and the cash flow in US dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2009 or 2008 at the forward exchange rates prevailing at that date.

Income earned within foreign subsidiaries outside of the UK is generally offset by expenses in the same local currency but the Company does have exposure to foreign exchange movements on the net income of these entities. The Company does not hedge net income earned within foreign subsidiaries outside of the UK.

Interest rate risk management

Our operations are financed principally by $1,840 million fixed rate senior notes issued by subsidiaries and $521 million under a 5-year term loan facility. Of the fixed rate senior notes, $90 million are due 2010, $350 million are due 2015, $500 million are due 2016, $600 million are due 2017 and $300 million are due 2019. The 5-year term loan facility amortizes at the rate of $27 million per quarter. As of December 31, 2009 we had access to, but had not drawn $300 million under a 5-year revolving credit facility. The interest rate applicable to the bank borrowing is variable according to the period of each individual drawdown.

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

The table below provides information about our derivative instruments and other financial instruments that are sensitive to changes in interest. For interest rate swaps, the table presents notional principal amounts and average interest rates analyzed by expected maturity dates. Notional principal amounts are used to calculate the contractual payments to be exchanged under the contracts. The duration of interest rate swaps varies between one and four years, with re-fixing periods of three months. Average fixed and variable rates are, respectively, the weighted-average actual and market rates for the interest hedges in place. Market rates are the rates prevailing at December 31, 2009 or 2008, as appropriate.

	Expected to mature before December 31,						Fair
December 31, 2009	2010	2011	2012	2013	Thereafter	Total	Value(1)
	($ millions, except percentages)

Fixed rate debt
Principal ($)	99		4		1,750	1,853	2,088
Fixed rate payable	5.13%		6.00%		8.14%	8.12%
Floating rate debt
Principal ($)	110	109	110	192		521	521
Variable rate payable	2.85%	3.54%	4.17%	4.54%		4.16%
Interest rate swaps
Principal ($)	235	240	40	90		605	17
Fixed rate receivable	5.20%	4.37%	1.84%	2.80%		4.72%
Variable rate payable	0.54%	1.10%	2.34%	2.77%		1.85%
Principal (£)	77	58	61			196	7
Fixed rate receivable	5.21%	5.71%	4.90%			5.23%
Variable rate payable	0.86%	1.25%	2.44%			1.78%
Principal (€)	16	57	18			91	2
Fixed rate receivable	4.30%	4.08%	2.30%			3.55%
Variable rate payable	1.19%	1.48%	2.22%			1.69%

(1)	Represents the net present value of the expected cash flows discounted at current market rates of interest as appropriate.

	Expected to mature before December 31,							Fair
December 31, 2008	2009	2010	2011	2012	2013	Thereafter	Total	Value(1)
	($ millions, except percentages)

Short-term investments
Principal ($)	7	5					12	12
Fixed rate receivable	4.82%	3.75%					4.41%
Principal (£)	7	1					8	8
Fixed rate receivable	5.50%	4.75%					5.42%
Fixed rate debt
Principal ($)		250				950	1,200	881
Fixed rate payable		5.13%				6.02%	5.97%
Floating rate debt
Principal ($)	785	140	140	140	245		1,450	1,450
Variable rate payable	3.21%	3.94%	4.53%	4.85%	5.15%		4.51%
Interest rate swaps
Principal ($)	350	235	240				825	29
Fixed rate receivable	4.69%	5.14%	4.45%				4.72%
Variable rate payable	2.36%	2.03%	1.61%				1.85%
Principal (£)	71	70	52	44			237	8
Fixed rate receivable	4.83%	5.11%	5.69%	5.07%			5.25%
Variable rate payable	3.78%	3.03%	2.68%	2.92%			2.98%
Principal (€)	72	15	56				143	2
Fixed rate receivable	3.97%	4.14%	4.04%				4.04%
Variable rate payable	3.51%	2.86%	2.75%				2.88%

(1)	Represents the net present value of the expected cash flows discounted at current market rates of interest as appropriate.

WILLIS GROUP HOLDINGS PLC

Item 8 —	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Willis Group Holdings Public Limited Company
Dublin, Ireland

We have audited the accompanying consolidated balance sheets of Willis Group Holdings Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Willis Group Holdings Public Limited Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company adopted the noncontrolling interest guidance from Accounting Standards Codification 810, Consolidations (formerly Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51). The Company has retrospectively adjusted all periods presented in the consolidated financial statements for the effect of this change.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte LLP
London, United Kingdom
February 26, 2010

WILLIS GROUP HOLDINGS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2009	2008	2007
	(millions, except per share data)

REVENUES
Commissions and fees	$3,210	$2,744	$2,463
Investment income	50	81	96
Other income	3	2	19

Total revenues	3,263	2,827	2,578

EXPENSES
Salaries and benefits (including share-based compensation of $39 million, $40 million and $33 million (Note 4))	(1,827)	(1,638)	(1,448)
Other operating expenses	(595)	(603)	(460)
Depreciation expense	(60)	(54)	(52)
Amortization of intangible assets	(100)	(36)	(14)
Gain on disposal of London headquarters (Note 5)	—	7	14
Net gain on disposal of operations (Note 6)	13	—	2

Total expenses	(2,569)	(2,324)	(1,958)

OPERATING INCOME	694	503	620
Interest expense	(174)	(105)	(66)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	520	398	554
Income taxes (Note 7)	(96)	(97)	(144)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	424	301	410
Interest in earnings of associates, net of tax (Note 15)	33	22	16

INCOME FROM CONTINUING OPERATIONS	457	323	426
Discontinued operations, net of tax (Note 8)	2	1	—

NET INCOME	459	324	426
Less: net income attributable to noncontrolling interests	(21)	(21)	(17)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$438	$303	$409

AMOUNTS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS SHAREHOLDERS
Income from continuing operations, net of tax	$436	$302	$409
Income from discontinued operations, net of tax (Note 8)	2	1	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$438	$303	$409

EARNINGS PER SHARE — BASIC AND DILUTED (Note 9)
BASIC EARNINGS PER SHARE
— Continuing operations	$2.60	$2.04	$2.82

DILUTED EARNINGS PER SHARE
— Continuing operations	$2.58	$2.04	$2.78

CASH DIVIDENDS DECLARED PER SHARE	$1.04	$1.04	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS PLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(millions, except share data)

ASSETS
Cash and cash equivalents	$191	$176
Fiduciary funds — restricted (Note 11)	1,683	1,854
Short-term investments (Note 11)	—	20
Accounts receivable, net of allowance for doubtful accounts of $20 million in 2009 and $24 million in 2008	8,638	9,131
Fixed assets, net of accumulated depreciation of $257 million in 2009 and $236 million in 2008 (Note 12)	352	312
Goodwill (Note 13)	3,277	3,275
Other intangible assets, net of accumulated amortization of $179 million in 2009 and $79 million in 2008 (Note 14)	572	682
Investments in associates (Note 15)	156	273
Deferred tax assets (Note 7)	82	76
Pension benefits asset (Note 16)	69	111
Other assets	603	492

TOTAL ASSETS	$15,623	$16,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,686	$10,314
Deferred revenue and accrued expenses	301	471
Deferred tax liabilities (Note 7)	29	21
Income taxes payable	46	18
Short-term debt (Note 17)	209	785
Long-term debt (Note 17)	2,165	1,865
Liability for pension benefits (Note 16)	187	237
Other liabilities	771	796

Total liabilities	13,394	14,507

COMMITMENTS AND CONTINGENCIES (Note 18)
EQUITY
Shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued and outstanding, 168,661,172 Shares in 2009 and 166,757,654 Shares in 2008	—	—
Additional paid-in capital	918	886
Retained earnings	1,859	1,593
Accumulated other comprehensive loss, net of tax (Note 19)	(594)	(630)
Treasury shares, at cost, 54,310 Shares in 2009 and 83,580 Shares in 2008	(3)	(4)

Total Willis Group Holdings stockholders’ equity	2,180	1,845
Noncontrolling interests	49	50

Total equity	2,229	1,895

TOTAL LIABILITIES AND EQUITY	$15,623	$16,402

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008	2007
	(millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$459	$324	$426
Adjustments to reconcile net income to total net cash provided by operating activities:
Income from discontinued operations	(2)	(1)	—
Net gain on disposal of operations, fixed and intangible assets and short-term investments	(14)	(2)	(20)
Gain on disposal of London headquarters (Note 5)	—	(7)	(14)
Depreciation expense	60	54	52
Amortization of intangible assets	100	36	14
(Release of) addition to provision for doubtful accounts	(1)	(8)	2
Provision for deferred income taxes	(21)	46	66
Excess tax benefits from share-based payment arrangements	(1)	(6)	(9)
Share-based compensation (Note 4)	39	40	33
Undistributed earnings of associates	(21)	(13)	(10)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds — restricted	221	(224)	216
Accounts receivable	618	(599)	455
Accounts payable	(773)	782	(722)
Additional funding of UK and US pension plans	—	(107)	(153)
Other assets	(102)	(277)	6
Other liabilities	(137)	130	(68)
Effect of exchange rate changes	(4)	56	1

Net cash provided by continuing operating activities	421	224	275
Net cash used in discontinued operating activities	(3)	—	—

Total net cash provided by operating activities	418	224	275

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	20	6	27
Additions to fixed assets	(96)	(94)	(185)
Acquisitions of subsidiaries, net of cash acquired	—	(940)	(41)
Acquisition of investments in associates	(42)	(31)	(1)
Proceeds from reorganization of investments in associates (Note 6)	155	—	—
Proceeds from sale of continuing operations, net of cash disposed	4	11	—
Proceeds from sale of discontinued operations, net of cash disposed	40	—	—
Proceeds on sale of short-term investments	21	15	19

Net cash provided by (used in) continuing investing activities	102	(1,033)	(181)
Net cash provided by discontinued investing activities	—	—	—

Total net cash provided by (used in) investing activities	102	(1,033)	(181)

(Continued on next page)

WILLIS GROUP HOLDINGS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years ended December 31,
	2009	2008	2007
	(millions)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM OPERATING AND INVESTING ACTIVITIES	520	(809)	94
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	50
Proceeds from issue of short-term debt, net of debt issuance costs	—	1,026	—
Proceeds from issue of long-term debt, net of debt issuance costs	—	643	—
Repurchase of 2010 senior notes	(160)	—	—
Repayments of debt	(929)	(641)	(200)
Senior notes issued, net of debt issuance costs	778	—	593
Repurchase of shares (Note 21)	—	(75)	(480)
Proceeds from issue of shares	18	15	25
Excess tax benefits from share-based payment arrangements	1	6	9
Dividends paid	(174)	(146)	(143)
Acquisition of noncontrolling interests	(33)	(7)	(40)
Dividends paid to noncontrolling interests	(17)	(13)	(7)

Net cash (used in) provided by continuing financing activities	(516)	808	(193)
Net cash provided by discontinued financing activities	—	—	—

Total net cash (used in) provided by financing activities	(516)	808	(193)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4	(1)	(99)
Effect of exchange rate changes on cash and cash equivalents	11	(23)	11
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	176	200	288

CASH AND CASH EQUIVALENTS, END OF YEAR	$191	$176	$200

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

	December 31,
	2009	2008	2007
	(millions, except share data)

SHARES OUTSTANDING (thousands)
Balance, beginning of year	166,758	143,094	153,003
Shares issued	486	24,720	406
Repurchase of shares (Note 21)	—	(2,270)	(11,515)
Exercise of stock options and release of non vested shares	1,417	1,214	1,200

Balance, end of year	168,661	166,758	143,094

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$886	$41	$388
Issue of shares under employee stock compensation plans and related tax benefits	18	20	35
Repurchase of shares (Note 21)	—	(55)	(432)
Issue of shares for acquisitions	12	840	16
Share-based compensation	39	40	33
Acquisition of noncontrolling interests	(33)	—	—
Repurchase of out of the money options	(4)	—	—
Gains on sale of treasury shares	—	—	1

Balance, end of year	918	886	41

RETAINED EARNINGS
Balance, beginning of year	1,593	1,463	1,250
Adjustment for uncertain tax positions	—	—	(4)

	1,593	1,463	1,246
Net income attributable to Willis Group Holdings(a)	438	303	409
Dividends	(172)	(154)	(143)
Repurchase of shares (Note 21)	—	(19)	(49)

Balance, end of year	1,859	1,593	1,463

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance, beginning of year	(630)	(153)	(178)
Foreign currency translation adjustment(b)	27	(89)	17
Unrealized holding loss(c)	(1)	—	—
Pension funding adjustment(d)	(33)	(355)	7
Net gain (loss) on derivative instruments(e)	43	(33)	1

Balance, end of year	(594)	(630)	(153)

(Continued on next page)

WILLIS GROUP HOLDINGS PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND
COMPREHENSIVE INCOME — (Continued)

	December 31,
	2009	2008	2007
	(millions, except share data)

TREASURY SHARES
Balance, beginning of year	(4)	(4)	(6)
Shares reissued under stock compensation plans	1	—	2

Balance, end of year	(3)	(4)	(4)

TOTAL WILLIS GROUP HOLDINGS SHAREHOLDERS’ EQUITY	2,180	1,845	1,347

NONCONTROLLING INTERESTS
Balance, beginning of year	50	48	42
Net income	21	21	17
Dividends	(17)	(13)	(7)
Purchase of subsidiary shares from noncontrolling interests, net	(10)	(4)	(6)
Acquisition of noncontrolling interests	5	—	—
Foreign currency translation	—	(2)	2

Balance, end of year	49	50	48

TOTAL EQUITY	$2,229	$1,895	$1,395

TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS(a+b+c+d+e)	$474	$(174)	$434

The accompanying notes are an integral part of these consolidated financial statements.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Willis Group Holdings plc (‘Willis Group Holdings’) (formerly Willis Group Holdings Limited (‘Willis-Bermuda’) — see Note 2 — Redomicile to Ireland) and subsidiaries (collectively, the ‘Company’ or the Group) provide a broad range of insurance and reinsurance broking and risk management consulting services to its clients worldwide, both directly and indirectly through its associates. The Company provides both specialized risk management advisory and consulting services on a global basis to clients engaged in specific industrial and commercial activities, and services to small, medium and major corporates through its retail operations.

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

Redomicile to Ireland

On September 24, 2009, Willis Group Holdings was incorporated in Ireland, in order to effectuate the change of the place of incorporation of the parent company of the Group. Willis Group Holdings operated as a wholly-owned subsidiary of Willis-Bermuda until December 31, 2009, when the outstanding common shares of Willis-Bermuda were canceled and Willis Group Holdings issued ordinary shares with substantially the same rights and preferences on a one-for-one basis to the holders of the Willis-Bermuda common shares that were canceled. Upon completion of this transaction, Willis Group Holdings replaced Willis-Bermuda as the ultimate parent company and Willis-Bermuda became a wholly-owned subsidiary of Willis Group Holdings.

This transaction was accounted for as a merger between entities under common control; accordingly, the historical financial statements of Willis-Bermuda for periods prior to this transaction are considered to be the historical financial statements of Willis Group Holdings. No changes in capital structure, assets or liabilities resulted from this transaction, other than Willis Group Holdings has provided a guarantee of amounts due under certain borrowing arrangements of two of its subsidiaries as described in notes 24 and 25.

Recent Accounting Pronouncements and Significant Accounting Policies

These consolidated financial statements conform to accounting principles generally accepted in the United States of America (‘US GAAP’). Presented below are summaries of:

•	Recent accounting pronouncements; and

•	Significant accounting policies followed in the preparation of the consolidated financial statements.

Recent Accounting Pronouncements

Accounting Standards Codification

During third quarter 2009, the new Accounting Standards Codification (‘ASC’) was issued by the Financial Accounting Standards Board (‘FASB’). The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP and therefore all references to GAAP remain throughout this document.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business Combinations

New accounting guidance related to business combinations was effective from January 1, 2009. This guidance made substantial changes to how entities account for business combinations, establishing principles and requirements for how the acquirer:

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

The income tax provisions pertaining to changes in the valuation allowance of deferred tax assets and uncertain tax positions are applicable prospectively to business combinations occurring prior to the effective date. Reductions to the valuation allowance of acquired deferred tax assets and all changes to acquired uncertain tax positions occurring after the measurement period are now recorded in the statement of operations in the period of reversal.

Noncontrolling Interests in Consolidated Financial Statements

New accounting guidance related to noncontrolling interests was effective from January 1, 2009. The guidance established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. It clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the Consolidated Financial Statements.

The impact of this change on the Company’s balance sheet is outlined below:

	January 1, 2009
	Before	Effect of	After
	application	application	application
	(millions)

Minority interest	$50	$(50)	$—

Total Willis Group Holdings stockholders’ equity	1,845		1,845
Noncontrolling interests	—	50	50

Total equity	$1,845		$1,895

Accordingly, certain reclassifications have been made in prior year amounts to conform to current year presentation.

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a Variable Interest Entity (‘VIE’) and requires ongoing reassessment of whether an

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

enterprise is the primary beneficiary of the VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics:

•	the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and

•	the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

The Company does not believe that the implementation of this guidance will have a material effect on its financial position or results of operations.

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Willis Group Holdings and its subsidiaries, which are controlled through the ownership of a majority voting interest. Intercompany balances and transactions have been eliminated on consolidation.

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

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fiduciary Funds — Restricted

Fiduciary funds — restricted represent unremitted premiums received from insureds and unremitted claims received from insurers. Fiduciary funds are generally required to be kept in certain regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity; such funds are not available to service the Company’s debt or for other corporate purposes. Notwithstanding the legal relationships with clients and insurers, the Company is entitled to retain investment income earned on fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds.

Included in fiduciary funds — restricted are cash and cash equivalents consisting primarily of time deposits. The debt securities are classified as available-for-sale. Accordingly, they are recorded at fair market value with unrealized holding gains and losses reported, net of tax, as a component of other comprehensive income.

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

Depreciation on buildings and long leaseholds is calculated over the lesser of 50 years or the lease term. Depreciation on leasehold improvements is calculated over the lesser of the useful life of the assets or the remaining lease term. Depreciation on furniture and equipment is calculated based on a range of 3 to 10 years.

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

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Leases

Rentals payable on operating leases are charged straight line to expenses over the lease term as the rentals become payable.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. The Company reviews goodwill for impairment annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. As part of the evaluation the estimated future discounted cash flows associated with the underlying business operation are compared to the carrying amount of goodwill to determine if a write-down is required. If such an assessment indicates that the discounted future cash flows are not sufficient, the carrying amount is reduced to the estimated fair value. Acquired intangible assets are being amortized on a straight-line basis over their estimated useful life with the exception of customer relationships for HRH which are amortized in line with the underlying cash flows.

Investments in Associates

Investments are accounted for using the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an equity ownership in the voting stock of the investee between 20 and 50 percent, although other factors, such as representation on the Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting the investment is carried at cost of acquisition, plus the Company’s equity in undistributed net income since acquisition, less any dividends received since acquisition.

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

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. The Company recognizes the benefit of uncertain tax positions in the financial statements when it is more likely than not that the position will be sustained on examination by the tax authorities. The benefit recognized is the largest amount of tax benefit that is greater than 50 percent likely to be realized on settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company adjusts its recognition of these uncertain tax benefits in the period in which new information is available impacting either the recognition or measurement of its uncertain tax positions.

The Company recognizes interest relating to unrecognized tax benefits and penalties within income taxes.

Pensions

The Company has two principal defined benefit pension plans which cover the majority of employees in the United States and United Kingdom. Both these plans are now closed to new entrants. Effective May 15, 2009, the Company closed the US defined benefit pension plan to future accrual. New entrants in the United Kingdom are offered the opportunity to join a defined contribution plan and in the United States are offered the opportunity to join a 401(k) plan. In addition, there are smaller plans in certain other countries in which the Company operates. Elsewhere, pension benefits are typically provided through defined contribution plans.

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

In accordance with US GAAP the Company records on the balance sheet the funded status of its pension plans based on the projected benefit obligation.

Defined contribution plans

Contributions to the Company’s defined contribution plans are recognized as they fall due. Differences between contributions payable in the year and contributions actually paid are shown as either other assets or other liabilities in the consolidated balance sheets.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

Revenue includes insurance commissions, fees for services rendered, certain commissions receivable from insurance carriers, investment income and other income.

Brokerage income and fees negotiated instead of brokerage are recognized at the later of policy inception date or when the policy placement is complete. Commissions on additional premiums and adjustments are recognized as and when advised.

Fees for risk management and other services are recognized as the services are provided. Negotiated fee arrangements for an agreed period covering multiple insurance placements, the provision of risk management and/or other services are determined, contract by contract, on the basis of the relative fair value of the services completed and the services yet to be rendered. The Company establishes contract cancellation reserves where appropriate: at December 31, 2009, 2008 and 2007, such amounts were not material.

Investment income is recognized as earned.

Other income comprises gains on disposal of intangible assets, which primarily arise on the disposal of books of business. Although the Company is not in the business of selling intangible assets (mainly books of business), from time to time the Company will dispose of a book of business (a customer list) or other intangible assets that do not produce adequate margins or fit with the Company’s strategy.

3.	SEVERANCE COSTS

The Company incurred severance costs of $24 million in the year ended December 31, 2009 (2008: $26 million) relating to over 450 positions that have been, or are in the process of being, eliminated as part of the Company’s continuing focus on managing expense. Of these costs, $18 million was incurred in first half 2009 as part of the Company’s Right Sizing Willis initiatives and $6 million was incurred in the second half of 2009 relating to severance costs arising in the normal course of business (2008: $2 million; 2007: $2 million). Severance costs for these employees were recognized pursuant to the terms of their existing benefit arrangements or employment agreements.

In 2008, the Company also incurred severance expenses as it integrated HRH into its existing North America operations. Severance costs of $2 million (2007: $nil) relating to the elimination of approximately 100 positions in the Company’s existing operations were recognized through the consolidated statement of operations in 2008. In addition, $16 million of severance expenses relating to 900 HRH positions eliminated as part of the integration plan were recognized as a liability on acquisition.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	SHARE-BASED COMPENSATION

On December 31, 2009, the Company had four open share-based compensation plans, under which options and other share based grants may be made to employees. All of the Company’s share-based compensation plans under which any options or other share-based grants are outstanding as at December 31, 2009 are described below. The compensation cost that has been charged against income for those plans for the year ended December 31, 2009 was $39 million (2008: $40 million; 2007: $33 million). The total income tax benefit recognized in the statement of operations for share-based compensation arrangements for the year ended December 31, 2009 was $12 million (2008: $12 million; 2007: $10 million).

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

Performance-based options became exercisable, subject to the fulfillment of vesting requirements with effect from January 1, 2003, upon the achievement of cash flow and EBITDA (as defined in the plan agreements) targets of the Group. Options are generally exercisable in equal installments of 25 percent per year over a four-year period commencing on or after December 18, 2001.

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

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	SHARE-BASED COMPENSATION (Continued)

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

2008 Share Purchase and Option Plan

This plan, which was established on April 23, 2008, provides for the granting of time and performance-based options and various other share-based grants at fair market value to employees of the Company. There are 8,000,000 shares available for grant under this plan. Options are exercisable on a variety of dates, including from the third, fourth or fifth anniversary of grant. Unless terminated sooner by the Board of Directors, the 2008 Plan will expire 10 years after the date of its adoption. That termination will not affect the validity of any grant outstanding at that date.

HRH Option Plans

Options granted under the Hilb Rogal and Hamilton Company 2000 Stock Incentive Plan, the Hilb Rogal & Hobbs Company 2007 Stock Incentive Plan and the Hilb Rogal & Hobbs Company Non-Employee Directors Stock Incentive Plan were converted into options to acquire shares of Willis Group Holdings. No further grants are to be made under these plans.

Option Valuation Assumptions

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock. With effect from January 1, 2006, the Company uses the simplified method set out in ASC 718-10-S99 to derive the expected term of options granted. The risk-free rate for periods within the expected life of the option is based on the US Treasury yield curve in effect at the time of grant.

	Years ended December 31,
	2009	2008	2007

Expected volatility	32.4%	30.0%	30.0%
Expected dividends	3.9%	2.5%	2.5%
Expected life (years)	5	4	6
Risk-free interest rate	3.0%	3.9%	4.6%

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	SHARE-BASED COMPENSATION (Continued)

A summary of option activity under the plans at December 31, 2009, and changes during the year then ended is presented below:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
(Options in thousands)	Options	Price(i)	Contractual Term	Value
				(millions)

Time-based stock options
Balance, beginning of year	16,917	$32.16
Granted	1,136	$25.29
Exercised	(820)	$24.38
Forfeited	(3,692)	$33.65
Expired	(143)	$30.62

Balance, end of year	13,398	$31.66	4 years	$5

Options vested or expected to vest at December 31, 2009	13,006	$32.32	4 years	$4
Options exercisable at December 31, 2009	7,992	$32.06	4 years	$3
Performance-based stock options
Balance, beginning of year	5,802	$36.12
Granted	3,504	$26.41
Exercised	(47)	$3.22
Forfeited	(390)	$31.33

Balance, end of year	8,869	$32.67	6 years	$1

Options vested or expected to vest at December 31, 2009	7,775	$33.12	6 years	$1
Options exercisable at December 31, 2009	1	$3.22	1 year	$—

(i)	Certain options are exercisable in pounds sterling and are converted to dollars using the exchange rate at December 31, 2009.

The weighted average grant-date fair value of time-based options granted during the year ended December 31, 2009 was $5.87 (2008: $6.20; 2007: $11.06). The total intrinsic value of options exercised during the year ended December 31, 2009 was $3 million (2008: $7 million; 2007: $24 million). At December 31, 2009 there was $31 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under time-based stock option plans; that cost is expected to be recognized over a weighted average period of 1 year.

The weighted average grant-date fair value of performance-based options granted during the year ended December 31, 2009 was $5.89 (2008: $9.37; 2007: $nil). The total intrinsic value of options exercised during the year ended December 31, 2009 was $1 million (2008: $3 million; 2007: $7 million). At December 31, 2009 there was $24 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under performance-based stock option plans; that cost is expected to be recognized over a weighted-average period of 2 years.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	SHARE-BASED COMPENSATION (Continued)

A summary of restricted stock unit activity under the Plans at December 31, 2009, and changes during the year then ended is presented below:

		Weighted Average
		Grant Date
(Units awarded in thousands)	Shares	Fair Value

Nonvested shares (restricted stock units)
Balance, beginning of year	1,366	$35.31
Granted	1,479	$25.66
Vested	(550)	$35.83
Forfeited	(91)	$31.04

Balance, end of year	2,204	$28.88

The total of restricted stock units vested during the year ended December 31, 2009, was 550,224 shares at an average share price of $24.53 (2008: 435,855 shares at an average share price of $32.78). At December 31, 2009 there was $42 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the plan: that cost is expected to be recognized over a weighted average period of 1 year.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2009 was $19 million (2008: $11 million; 2007: $21 million). The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $5 million for the year ended December 31, 2009 (2008: $7 million; 2007: $9 million).

5.	GAIN ON DISPOSAL OF LONDON HEADQUARTERS

On September 27, 2006, Willis Group Services Limited, a subsidiary of Willis Group Holdings, completed the sale of Ten Trinity Square, the Company’s London headquarters building. The building was then leased back at an annual rental of $13 million until the Company occupied its new London headquarters in April 2008. Gross proceeds were $202 million of which 25 percent was received in cash on completion and 75 percent was received on November 27, 2006. Of the total pre-tax gain on disposal, $102 million was recognized in 2006; $14 million in 2007; and $7 million in 2008.

6.	NET GAIN ON DISPOSAL OF OPERATIONS

Total proceeds from the disposal of operations for 2009 were $315 million, including $281 million for 18 percent of the Group’s 49 percent interest in Gras Savoye and $39 million for 100 percent of Bliss & Glennon.

On December 17, 2009, the Company completed a leveraged transaction with the original family shareholders of Gras Savoye and Astorg Partners, a private equity fund, to reorganize the capital of Gras Savoye (‘December 2009 leveraged transaction’), its principal investment in associates. The Company, the family shareholders and Astorg now own equal stakes of 31 percent in Gras Savoye and have equal representation of one third of the voting rights on its board. The remaining shareholding is held by a large pool of Gras Savoye managers.

As a result of the December 2009 leveraged transaction the Company recognized a gain of $10 million in the consolidated statement of operations from the reduction of its interest in Gras Savoye from 49 percent to 31 percent. The Company received total proceeds of $281 million, comprising cash and interest bearing

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	NET GAIN ON DISPOSAL OF OPERATIONS (Continued)

vendor loans and convertible bonds issued by Gras Savoye. An analysis of the proceeds and the calculation of the gain is as follows:

(millions)

Proceeds:
Cash	$155
Vendor Loans	47
Convertible Bonds	79

Net proceeds	281
Less net assets disposed of	(97)
Less interest in new liabilities of Gras Savoye	(174)

Gain on disposal	$10

Total proceeds for 2008 were $11 million, comprising $7 million relating to 2008 disposal of operations and $4 million of deferred proceeds relating to prior years. There was no net gain on disposal in the consolidated statements of operations.

Total proceeds for 2007 were $2 million, all of which related to deferred proceeds from prior year disposals. A gain on disposal of $2 million was recorded in the consolidated statements of operations.

7.	INCOME TAXES

An analysis of income from continuing operations before income taxes and interest in earnings of associates by location of the taxing jurisdiction is as follows:

	Years ended December 31,
	2009	2008	2007
	(millions)

US	$6	$19	$102
UK	204	125	243
Other jurisdictions	310	254	209

Income from continuing operations before incomes taxes and interest in earnings of associates	$520	$398	$554

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INCOME TAXES (Continued)

The provision for income taxes by location of the taxing jurisdiction consisted of the following:

	Years ended December 31,
	2009	2008	2007
	(millions)

Current income taxes:
US federal tax	$32	$(12)	$22
US state and local taxes	16	2	7
UK corporation tax	17	(2)	(5)
Other jurisdictions	52	63	54

Total current taxes	117	51	78

Deferred taxes:
US federal tax	(24)	10	—
US state and local taxes	(3)	—	—
UK corporation tax	1	38	68
Other jurisdictions	5	(2)	(2)

Total deferred taxes	(21)	46	66

Total income taxes	$96	$97	$144

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INCOME TAXES (Continued)

The reconciliation between US federal income taxes at the statutory rate and the Company’s provision for income taxes on continuing operations is as follows:

	Years ended December 31,
	2009	2008	2007
	(millions)

Income from continuing operations before income taxes and interest in earnings of associates	$520	$398	$554

US federal statutory income tax rate	35%	35%	35%

Income tax expense at US federal tax rate	182	140	194
Adjustments to derive effective rate:
Non-deductible items:
Intangible assets	—	—	(5)
Other	4	4	3
Other items:
Movement in uncertain tax positions	(11)	(2)	(10)
Release of provision for unremitted earnings	(27)	—	—
Rate change impact	—	—	(4)
Prior year adjustment	(6)	1	(3)
Non-taxable profit on disposal of Gras Savoye	(3)	—	—
Tax differentials of foreign earnings:
UK earnings	(13)	(8)	(7)
Other jurisdictions and US State Taxes	(32)	(31)	(13)
Other	2	(7)	(11)

Provision for income taxes	$96	$97	$144

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INCOME TAXES (Continued)

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

	December 31,
	2009	2008
	(millions)

Deferred tax assets:
Accrued expenses not currently deductible	$131	$25
US state net operating losses	34	34
UK net operating losses	2	44
UK capital losses	56	51
Financial derivative transactions	—	13
Accrued retirement benefits	52	72
Provisions	—	40
Deferred compensation	68	46
Stock options	47	37

Gross deferred tax assets	390	362
Less: valuation allowance	(92)	(85)

Deferred tax assets	298	277

Deferred tax liabilities:
Cost of intangible assets, net of related amortization	220	182
Prepaid retirement benefits	—	—
Tax-leasing transactions	4	5
Financial derivative transaction	3	—
Unremitted foreign earnings	—	27
Other	18	8

Deferred tax liabilities	245	222

Net deferred tax assets	$53	$55

Balance sheet classifications:
Deferred tax assets	$82	$76
Deferred tax liabilities	(29)	(21)

Net deferred tax assets	$53	$55

At December 31, 2009, the Company had valuation allowances of $92 million (2008: $85 million) to reduce its deferred tax assets to estimated realizable value. The valuation allowances at December 31, 2009 relate to the deferred tax assets arising from UK capital loss carryforwards ($56 million) and UK trading losses ($2 million), which have no expiration date and to the deferred tax assets arising from US State net operating losses ($34 million). Capital loss carryforwards can only be offset against future UK capital gains.

At December 31, 2009, the Company had deferred tax assets of $298 million (2008: $277 million), net of the valuation allowance. Management believes, based upon the level of historical taxable income and projections for future taxable income, it is more likely than not that the Company will realize the benefits of these

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INCOME TAXES (Continued)

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

Unrecognized tax benefits

Total unrecognized tax benefits as at December 31, 2009, totaled $17 million. During the next 12 months it is reasonably possible that the Company will recognize approximately $10 million of tax benefits related to the release of provisions no longer required due to either settlement through negotiation or closure of the statute of limitations on assessment.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2009	2008	2007
	(millions)

Balance at January 1	$33	$20	$30
Reductions due to a lapse of the applicable statute of limitation	(11)	(5)	(10)
Adjustment to assessment of acquired HRH balances	(8)	—	—
Increase of HRH opening balances	—	15	—
Other movements	3	3	—

Balance at December 31	$17	$33	$20

All of the unrecognized tax benefits at December 31, 2009 would, if recognized, favorably affect the effective tax rate in future periods.

The Company files tax returns in the various tax jurisdictions in which it operates. The 2005 US tax year closed in 2009 upon the expiration of the statute of limitations on assessment. US tax returns have been filed timely. The Company has not received notice that the IRS will be conducting an audit of the open years. The Company has not extended the federal statute of limitations for assessment in the US.

All UK tax returns have been filed timely and are in the normal process of being reviewed, with HM Revenue & Customs making enquiries to obtain additional information. There are no material ongoing enquiries in relation to filed UK returns other than in relation to the quantification of foreign tax reliefs available on the remittance of foreign earnings.

8.	DISCONTINUED OPERATIONS

On April 15, 2009, the Company disposed of Bliss & Glennon, a US-based wholesale insurance operation acquired as part of the HRH acquisition. Gross proceeds were $41 million, of which $3 million is held in escrow for potential indemnification claims until second quarter 2010.

Bliss & Glennon’s net assets at April 15, 2009 were $39 million, of which $34 million related to identifiable intangible assets and goodwill. In addition, there were costs and income taxes relating to the transaction of $2 million. No gain or loss was recognized on this disposal.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	DISCONTINUED OPERATIONS (Continued)

On September 1, 2009, the Company disposed of Managing Agency Group (‘MAG’), another US-based wholesale insurance operation acquired as part of the HRH acquisition. Gross proceeds were $5 million.

MAG’s net assets at September 1, 2009 were $3 million, all of which related to identifiable intangible assets and goodwill. In addition there were costs and income taxes relating to the transaction of $2 million. No gain or loss was recognized on this disposal.

Amounts of revenue and pre-tax income reported in discontinued operations include the following:

	Year ended	Year ended
	December 31,	December 31,
	2009	2008
	(millions)

Revenues	$9	$6

Income before income taxes	2	1
Income taxes	—	—

Income from discontinued operations	$2	$1

Gain on disposal of discontinued operations, net of tax	—	—

Discontinued operations, net of tax	$2	$1

Net assets and liabilities of discontinued operations consist of the following:

	Bliss & Glennon	MAG
	April 15,	September 1,
	2009(i)	2009
	(millions)	(millions)

Assets
Cash and cash equivalents	$1	$—
Fiduciary funds — restricted	9	—
Accounts receivable	17	—
Fixed assets	1	—
Intangible assets	34	3
Other assets	2	—

Total assets	$64	$3

Liabilities
Accounts payable	$24	$—
Other liabilities	1	—

Total liabilities	$25	$—

Net assets of discontinued operations	$39	$3

(i)	This balance sheet has been updated for adjustments agreed at the time of the disposal.

9.	EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net income attributable to Willis Group Holdings by the average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	EARNINGS PER SHARE (Continued)

issue shares were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company.

For the year ended December 31, 2009, time-based and performance-based options to purchase 13.4 million and 8.9 million (2008: 16.9 million and 5.8 million; 2007: 15.3 million and 0.2 million) shares, respectively, and 2.2 million restricted shares (2008: 1.4 million; 2007: 1.6 million), respectively, were outstanding.

Basic and diluted earnings per share are as follows:

	Years ended December 31,
	2009	2008	2007
	(millions, except per share data)

Net income attributable to Willis Group Holdings	$438	$303	$409

Basic average number of shares outstanding	168	148	145
Dilutive effect of potentially issuable shares	1	—	2

Diluted average number of shares outstanding	169	148	147

Basic earnings per share:
Continued operations	$2.60	$2.04	$2.82
Discontinued operations	0.01	0.01	—

Net income attributable to Willis Group Holdings shareholders	$2.61	$2.05	$2.82

Dilutive effect of potentially issuable shares	(0.02)	—	(0.04)

Diluted earnings per share:
Continued operations	$2.58	$2.04	$2.78
Discontinued operations	0.01	0.01	—

Net income attributable to Willis Group Holdings shareholders	$2.59	$2.05	$2.78

Options to purchase 16.1 million shares for the year ended December 31, 2009 were not included in the computation of the dilutive effect of stock options because the effect was antidilutive (2008: 22.1 million shares; 2007: 2.6 million shares).

10.	ACQUISITION OF HILB ROGAL & HOBBS COMPANY

On October 1, 2008, Willis completed the acquisition of HRH in a transaction involving both cash and stock consideration. The acquisition was effected by merging Willis HRH Inc, an indirect wholly owned subsidiary of Willis Group Holdings, with and into HRH.

The acquisition of HRH was accounted for using the purchase method. Under the purchase method of accounting, the assets and liabilities of HRH were recorded at their fair values at the acquisition date. The financial statements and reported results of the operations of Willis after the completion of the acquisition reflect these fair values. The results of HRH are included within the consolidated statement of operations from October 1, 2008.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	ACQUISITION OF HILB ROGAL & HOBBS COMPANY (Continued)

Consideration

The consideration paid by Willis including amounts payable in respect of stock options and costs directly attributable to the business combination was approximately $1.8 billion, as analyzed below:

(millions)

Fair value of 24.4 million shares at $32.46	$792
Cash paid to HRH shareholders	942
Estimated fair value of 3.8 million fully vested HRH stock options	19
Unrecognized stock based compensation relating to non-vested restricted HRH shares	3
Transaction costs	40

$1,796

Purchase price allocation

Willis’ cost of acquiring HRH of $1.8 billion was allocated to the assets acquired and liabilities assumed according to their estimated fair values at the date of acquisition. By September 30, 2009, being one year from the acquisition date, the Company finalized the purchase price allocation, resulting in an additional net $20 million of goodwill being recognized over the preliminary allocation made.

The following table presents the Company’s final allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values:

October 1,
2008
(millions)

ASSETS
Cash and cash equivalents	$59
Fiduciary funds — restricted	219
Accounts receivable	590
Fixed assets	26
Goodwill	1,623
Other intangible assets	651
Income taxes receivable	2
Deferred tax assets	166
Other assets	23

TOTAL ASSETS	$3,359

LIABILITIES
Accounts payable	$741
Due to affiliates	388
Deferred tax liabilities	254
Other liabilities	180

TOTAL LIABILITIES	$1,563

NET ASSETS ACQUIRED	$1,796

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	ACQUISITION OF HILB ROGAL & HOBBS COMPANY (Continued)

Identifiable Intangible Assets

The acquired intangible assets were attributable to the following categories:

			Expected
	Amortization basis	millions	life

Customer relationships	In line with underlying cashflows(i)(ii)	$605	20
Non-compete agreements	Straight line	36	2
Trade names	Straight line	10	4

		$651

(i)	After 5 years $320 million will have been amortized on a cumulative basis; after 10 years $486 million; and after 15 years $582 million.

(ii)	As a result of the Company finalizing the purchase price allocation, an additional $12 million was recognized in the Customer Relationships intangible asset.

Customer relationships were identified as the key intangible asset as approximately 95 percent of HRH’s revenue was historically generated by existing customer relationships. The fair value of customer relationships was estimated using the discounted cash flow income approach. This involved calculating the present value of future cash flows arising from customer relationships existing at the acquisition date.

Non-compete agreements were also valued by estimating the present value of the cashflows protected by the non-compete arrangement over their expected enforcement period.

Trade names were valued using the relief from royalty method, whereby the fair value of the trademark was estimated as the present value of the after tax royalty income stream that could be derived by licensing out the trade names.

Following the successful integration of HRH into the Company’s North America operations, it was announced on October 1, 2009 that the North America retail operations would change their operating name from Willis HRH to Willis North America. Consequently, the intangible asset recognized on the acquisition of HRH relating to the HRH brand has been fully amortized.

The weighted average amortization period for the acquired intangible assets is 18.7 years.

Goodwill

The total amount of goodwill recognized on the purchase of HRH is $1.6 billion of which $70 million is attributable to the Company’s Global operations and the remainder is attributable to our North America operations.

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

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	ACQUISITION OF HILB ROGAL & HOBBS COMPANY (Continued)

Supplemental Disclosure of Pro Forma Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of HRH occurred at January 1, 2007.

	2008	2007
	(millions, except per share data)

Total revenues	$3,451	$3,378
Operating income	595	725
Income from continuing operations before income taxes and interest in earnings of associates	412	525
Net income attributable to Willis Group Holdings	$304	$392
Earnings per share — Basic	$1.83	$2.32
Earnings per share — Diluted	$1.81	$2.26

The unaudited pro forma financial information above reflects the following pro forma adjustments:

(i)	An adjustment to recognize the interest expense of $104 million and $132 million for the year to December 31, 2008 and 2007 respectively, to reflect the interest expense and amortization of debt fees associated with the $1 billion interim credit facility and $700 million 5-year term loan facility drawn down for the purpose of financing the acquisition of HRH.

(ii)	An adjustment to eliminate the interest expense in HRH on existing long-term debt that was repaid by Willis on acquisition.

(iii)	Elimination of amortization of intangible assets and impairment of goodwill previously recognized by HRH.

(iv)	An adjustment to increase amortization expense based on the estimated fair value of identifiable intangible assets from the purchase price allocation, which are being amortized over their estimated useful lives over a range of 2 to 20 years, of $80 million and $83 million for the year to December 31, 2008 and 2007.

(v)	An adjustment to the weighted average number of shares used in the pro forma EPS calculation to reflect the issuance of 24.4 million new shares on October 1, 2008 as if it took place on January 1, 2007.

(vi)	The above adjustments have been tax effected where appropriate at a rate of 40%.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved as of that time, nor is it intended to be indicative of future results.

Integration Costs

Once the proposed acquisition of HRH was announced, the Company worked with HRH management to develop a plan to integrate HRH and its existing North America operations. This plan was substantially complete at the time of the acquisition. The plan sought to centralize HRH’s dispersed back office processes and integrate these with Willis’ existing service hubs and to close down HRH’s Richmond Head Office. The plan also identified locations where office space was duplicated or could be rationalized. In implementing the integration plan, the Company has incurred $23 million of predominantly severance expenses and vacant space provisions relating to HRH staff and premises. This has been recognized as a liability assumed in the purchase business combination within accounts payable and accrued expenses.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	FIDUCIARY FUNDS — RESTRICTED AND SHORT-TERM INVESTMENTS

The Company’s fiduciary funds — restricted and short-term investments consist mainly of cash and time deposits. Accrued interest on investments is recorded as other assets.

Debt securities are classified as available-for-sale. Accordingly, they are recorded at fair market value with unrealized holding gains and losses reported, net of tax, as a component of other comprehensive income. As of December 31, 2009 and 2008, the amortized cost of such securities approximated fair value.

Realized gains and losses, net of tax, on debt securities are included in net income. During the years ended December 31, 2009, 2008 and 2007, sales of debt securities totaled $21 million, $15 million and $19 million, respectively, on which realized gains and losses were not material to the consolidated results of the Company. Fiduciary funds — restricted, consisting primarily of time deposits with original maturities of less than or equal to three months, were $1,683 million as of December 31, 2009 (2008: $1,854 million).

Short-term investments consist of the following:

	December 31,
	2009	2008
	(millions)

Short-term investments:(i)
US, UK and other Government securities	$—	$14
Corporate debt securities	—	6

	$—	$20

(i)	Debt securities classified as available-for-sale.

The following table summarizes the estimated fair value of investments in marketable securities designated as available-for-sale classified by the contractual maturity date of the security:

	December 31,
	2009	2008
	(millions)

Total marketable securities — due within 1 year through 5 years	$—	$20

Consolidation of fiduciary funds

The financial statements for the years ended December 31, 2009 and 2008 reflect the consolidation of one Variable Interest Entity (‘VIE’), a UK non-statutory trust that was established in January 2005 following the introduction of statutory regulation of insurance in the UK by the Financial Services Authority. The regulation requires that all fiduciary funds collected by an insurance broker such as the Company be paid into a non-statutory trust designed to give additional credit protection to the clients and insurance carriers of the Company. This trust restricts the financial instruments in which such funds may be invested and affects the timing of transferring commission from fiduciary funds to own funds.

As of December 31, 2009, the fair value of the assets in the VIE was approximately $903 million (2008: $931 million) and the fair value of the associated liabilities was approximately $903 million (2008: $931 million). There are no assets of the Company that serve as collateral for the VIE.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	FIXED ASSETS

The components of fixed assets are as follows:

	December 31,
	2009	2008
	(millions)

Land and buildings	$45	$41
Leasehold improvements	174	148
Furniture and equipment	390	359

Total fixed assets, cost	609	548
Less accumulated depreciation	(257)	(236)

Total fixed assets, net	$352	$312

The Company recognized a depreciation charge of $60 million, $54 million and $52 million in the years ended December 31, 2009, 2008 and 2007, respectively.

13.	GOODWILL

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

The Company’s annual goodwill impairment tests for 2009 and prior years, have not resulted in an impairment charge.

When a business entity is sold, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it is included.

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2009 and 2008 are as follows:

		North
	Global	America	International	Total
		(millions)

Balance at January 1, 2008	$992	$259	$397	$1,648
Goodwill acquired during 2008	52	1,551	22	1,625
Foreign exchange	2	—	—	2

Balance at December 31, 2008	$1,046	$1,810	$419	$3,275
Goodwill acquired during 2009	4	1	14	19
Purchase price allocation adjustments	24	(4)	—	20
Goodwill disposed of during 2009	—	(27)	(1)	(28)
Foreign exchange	(9)	—	—	(9)

Balance at December 31, 2009	$1,065	$1,780	$432	$3,277

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	OTHER INTANGIBLE ASSETS

Other intangible assets are classified into the following categories:

•	‘Customer and Marketing Related’, including

•	client relationships,

•	client lists,

•	non-compete agreements,

•	trade names; and

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.

The major classes of amortizable intangible assets are as follows:

	December 31, 2009			December 31, 2008
			Net			Net
	Gross carrying	Accumulated	carrying	Gross carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
			(millions)

Customer and Marketing Related:
Client Relationships	$691	$(138)	$553	$701	$(67)	$634
Client Lists	9	(6)	3	8	(5)	3
Non-compete Agreements	36	(23)	13	37	(5)	32
Trade Names	11	(10)	1	11	(1)	10

Total Customer and Marketing Related	747	(177)	570	757	(78)	679

Contract based, Technology and Other	4	(2)	2	4	(1)	3

Total amortizable intangible assets	$751	$(179)	$572	$761	$(79)	$682

The aggregate amortization of intangible assets for the year ended December 31, 2009 was $100 million (2008: $36 million; 2007: $14 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

(millions)

2010	$83
2011	67
2012	61
2013	56
2014	51
Thereafter	254

Total	$572

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	INVESTMENTS IN ASSOCIATES

The Company holds a number of investments which it accounts for using the equity method. The Company’s approximate interest in the outstanding stock of the more significant associates is as follows:

	December 31,
	Country	2009	2008

Al-Futtaim Willis Co. L.L.C.	Dubai	49%	49%
GS & Cie Groupe	France	31%	48%

The Company’s principal investment as of December 31, 2009 and 2008 is GS & Cie Groupe (‘Gras Savoye’), France’s leading insurance broker.

The Company’s original investment in Gras Savoye was made in 1997, when it acquired a 33 percent ownership interest. Between 1997 and December 2009 this interest was increased by a series of incremental investments to 49 percent.

On December 17, 2009, the Company completed a leveraged transaction with the original family shareholders of Gras Savoye and Astorg Partners, a private equity fund, to reorganize the capital of Gras Savoye (‘December 2009 leveraged transaction’). The Company, the original family shareholders and Astorg now own equal stakes of 31 percent in Gras Savoye and have equal representation of one third of the voting rights on its board. The remaining shareholding is held by a large pool of Gras Savoye managers and minority shareholders.

A put option that was in place prior to the December 2009 leveraged transaction, and which could have increased the Company’s interest to 90 percent, has been canceled and the Company now has a new call option to purchase 100 percent of the capital of Gras Savoye. If the Company does not waive the new call option before April 30, 2014, then it must exercise the new call option in 2015 or the other shareholders may initiate procedures to sell Gras Savoye. Except with the unanimous consent of the supervisory board and other customary exceptions, the parties are prohibited from transferring any shares of Gras Savoye until 2015. At the end of this period, shareholders are entitled to pre-emptive and tag-along rights.

As a result of the December 2009 leveraged transaction the Company recognized a gain of $10 million in the consolidated statement of operations from the reduction of its interest in Gras Savoye from 49 percent to 31 percent. The Company received total proceeds of $281 million, comprising cash and interest bearing vendor loans and convertible bonds issued by Gras Savoye. See Note 6 — Net Gain on Disposal of Operations for an analysis of the proceeds and the calculation of the gain.

The carrying amount of the Gras Savoye investment as of December 31, 2009 includes goodwill of $94 million (2008: $141 million) and interest bearing vendor loans and convertible bonds issued by Gras Savoye of $45 million and $75 million respectively.

As of December 31, 2009 and 2008, the Company’s other investments in associates, individually and in the aggregate, were not material to the Company’s operations.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	INVESTMENTS IN ASSOCIATES (Continued)

Unaudited condensed financial information for associates, in the aggregate, as of and for the three years ended December 31, 2009 is presented below. For convenience purposes: (i) balance sheet data has been translated to US dollars at the relevant year-end exchange rate, and (ii) condensed statements of operations data has been translated to US dollars at the relevant average exchange rate.

	2009	2008	2007
	(millions)

Condensed statements of operations data(i):
Total revenues	$534	$574	$508
Income before income taxes	96	86	75
Net income	64	51	29
Condensed balance sheets data(i):
Total assets	2,204	1,538	1,446
Total liabilities	(1,767)	(1,262)	(1,188)
Stockholders’ equity	(437)	(276)	(258)

(i)	Disclosure is based on the Company’s best estimate of the results of its associates and is subject to change upon receipt of their financial statements for 2009.

For the year ended December 31, 2009, the Company recognized $12 million (2008: $9 million; 2007: $6 million) in respect of dividends received from associates.

16.	PENSION PLANS

The Company maintains two principal defined benefit pension plans that cover the majority of our employees in the United States and United Kingdom. Both of these plans are now closed to new entrants. New entrants in the United Kingdom are offered the opportunity to join a defined contribution plan and in the United States are offered the opportunity to join a 401(k) plan. In addition to the Company’s UK and US defined benefit pension plans, the Company has several smaller defined benefit pension plans in certain other countries in which it operates. Elsewhere, pension benefits are typically provided through defined contribution plans. It is the Company’s policy to fund pension costs as required by applicable laws and regulations.

At December 31, 2009, the Company recorded, on the Consolidated Balance Sheets:

•	a pension benefit asset of $69 million (2008: $111 million) in respect of the UK defined benefit pension plan; and

•	a total liability for pension benefits of $187 million (2008: $237 million) representing:

•	$157 million (2008: $208 million) in respect of the US defined benefit pension plan; and

•	$30 million (2008: $29 million) in respect of the International defined benefit pension plans.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	PENSION PLANS (Continued)

UK and US defined benefit plans

The following schedules provide information concerning the Company’s UK and US defined benefit pension plans as of and for the years ended December 31:

	UK Pension		US Pension
	Benefits		Benefits
	2009	2008	2009	2008
		(millions)

Change in benefit obligation:
Benefit obligation, beginning of year	$1,386	$2,084	$649	$641
Service cost	28	35	7	23
Interest cost	96	114	40	38
Employee contributions	4	14	—	—
Actuarial loss (gain)	208	(248)	19	(24)
Benefits paid	(62)	(73)	(25)	(23)
Foreign currency changes	151	(507)	—	—
Curtailment	—	—	(4)	—
Plan amendments	—	(33)	—	(6)

Benefit obligations, end of year	1,811	1,386	686	649

Change in plan assets:
Fair value of plan assets, beginning of year	1,497	2,488	441	598
Actual return on plan assets	234	(509)	86	(142)
Employee contributions	4	14	—	—
Employer contributions	47	140	27	8
Benefits paid	(62)	(73)	(25)	(23)
Foreign currency changes	160	(563)	—	—

Fair value of plan assets, end of year	1,880	1,497	529	441

Funded status at end of year	$69	$111	$(157)	$(208)

Components on the Consolidated Balance Sheets:
Pension benefits asset	$69	$111	$—	$—
Liability for pension benefits	—	—	(157)	(208)

Amounts recognized in accumulated other comprehensive loss consist of:

	UK Pension Benefits		US Pension Benefits
	2009	2008	2009	2008
		(millions)

Net actuarial loss	$648	$523	$143	$185
Prior service gain	(36)	(37)	—	(12)

The accumulated benefit obligations for the Company’s UK and US defined benefit pension plans were $1,811 million and $686 million, respectively (2008: $1,377 million and $635 million, respectively).

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	PENSION PLANS (Continued)

The components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the UK and US defined benefit plans are as follows:

	Years ended December 31,
	UK Pension Benefits			US Pension Benefits
	2009	2008	2007	2009	2008	2007
	(millions)

Components of net periodic benefit cost:
Service cost	$28	$35	$47	$7	$23	$21
Interest cost	96	114	113	40	38	35
Expected return on plan assets	(127)	(184)	(182)	(36)	(47)	(44)
Amortization of unrecognized prior service gain	(5)	(3)	(3)	—	(1)	(1)
Amortization of unrecognized actuarial loss	33	—	4	8	—	—
Curtailment gain	—	—	—	(12)	—	—

Net periodic benefit (income) cost	$25	$(38)	$(21)	$7	$13	$11

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss (gain)	$102	$445	$(37)	$(31)	$165	$20
Amortization of unrecognized actuarial loss(i)	(33)	—	(4)	(12)	—	—
Prior service gain	—	(33)	—	—	(6)	—
Amortization of unrecognized prior service gain	5	3	3	—	1	1
Curtailment gain	—	—	—	12	—	—

Total recognized in other comprehensive income (loss)	$74	$415	$(38)	$(31)	$160	$21

Total recognized in net periodic benefit cost and other comprehensive income	$99	$377	$(59)	$(24)	$173	$32

(i)	2009 US Pension Benefits figure includes $4 million due to curtailment.

During 2009, the Group moved to a salary sacrifice arrangement. The impact of this on the pensions charge is to reduce employee contributions (by $8 million in 2009) and increase employer service cost and employer contributions by the same amount. There is a corresponding reduction in salaries and benefits expenses.

The estimated net loss and prior service cost for the UK and US defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are:

	UK Pension	US Pension
	Benefits	Benefits
	(millions)

Estimated net loss	$38	$3
Prior service gain	5	—

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	PENSION PLANS (Continued)

The following schedule provides other information concerning the Company’s UK and US defined benefit pension plans:

	Years ended December 31,
	UK Pension		US Pension
	Benefits		Benefits
	2009	2008	2009	2008

Weighted-average assumptions to determine benefit obligations:
Discount rate	5.8%	6.5%	6.1%	6.3%
Rate of compensation increase	2.5%	3.5%	N/A	N/A

Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	6.5%	5.9%	6.3%	6.0%
Expected return on plan assets	7.8%	7.8%	8.0%	8.0%
Rate of compensation increase	3.5%	4.3%	N/A	4.0%

The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The expected returns on UK plan assets are: UK and foreign equities 8.85 percent, debt securities 5.10 percent and real estate 5.80 percent. The expected returns on: US plan assets are US and foreign equities 10.25 percent and debt securities 4.75 percent.

The Company’s pension plan asset allocations based on fair values were as follows:

	Years ended December 31,
	UK Pension		US Pension
	Benefits		Benefits
Asset Category	2009	2008	2009	2008

Equity securities	57%	58%	58%	52%
Debt securities	25%	28%	42%	47%
Hedge funds	15%	10%	—	—
Real estate	3%	4%	—	1%

Total	100%	100%	100%	100%

The Company’s investment policy includes a mandate to diversify assets and the Company invests in a variety of asset classes to achieve that goal. The UK plan’s assets are divided into 10 separate portfolios according to asset class and managed by 11 investment managers. The broad target allocations are UK and foreign equities (59 percent), debt securities (20 percent), hedge funds (16 percent) and real estate (5 percent). The US plan’s assets are currently invested in 17 funds representing most standard equity and debt security classes. The broad target allocations are US and foreign equities (61 percent) and debt securities (39 percent).

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	PENSION PLANS (Continued)

Fair Value Hierarchy

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value:

•	Level 1: refers to fair values determined based on quoted market prices in active markets for identical assets;

•	Level 2: refers to fair values estimated using observable market based inputs or unobservable inputs that are corroborated by market data; and

•	Level 3: includes fair values estimated using unobservable inputs that are not corroborated by market data.

The following tables present, at December 31, 2009, for each of the fair-value hierarchy levels, the Company’s UK and US pension plan assets that are measured at fair value on a recurring basis.

	UK Pension Plan
	Level 1	Level 2	Level 3	Total
		(millions)

Equity securities:
US equities	$348	$80	$—	$428
UK equities	264	302	—	566
Other equities	—	83	—	83
Fixed income securities:
US Government bonds	51	—	—	51
UK Government bonds	330	—	—	330
Other Government bonds	21	—	—	21
UK corporate bonds	56	—	—	56
Other corporate bonds	16	—	—	16
Derivatives	—	(17)	—	(17)
Real estate	—	—	54	54
Cash	11	—	—	11
Other investments:
Hedge funds	—	—	272	272
Other	—	7	2	9

Total	$1,097	$455	$328	$1,880

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	PENSION PLANS (Continued)

	US Pension Plan
	Level 1	Level 2	Level 3	Total
		(millions)

Equity securities:
US equities	$162	$—	$—	$162
Non US equities	145	—	—	145
Fixed income securities:
US Government bonds	107	—	—	107
US corporate bonds	70	—	—	70
Non US Government bonds	44	—	—	44
Cash	—	2	—	2
Other investments:
Other	—	(1)	—	(1)

Total	$528	$1	$—	$529

Equity securities comprise:

•	common stock and preferred stock which are valued using quoted market prices; and

•	pooled investment vehicles which are valued at their net asset values as calculated by the investment manager and typically have daily or weekly liquidity.

Fixed income securities comprise US, UK and other Government Treasury Bills, loan stock, index linked loan stock and UK and other corporate bonds which are typically valued using quoted market prices.

The UK plan’s real estate investment comprises UK property and infrastructure investments which are valued by the fund manager taking into account cost, independent appraisals and market based comparable data. The UK plan’s hedge fund investments are primarily invested in various ‘fund of funds’ and are valued based on net asset values calculated by the fund and are not publicly available. Liquidity is typically monthly and is subject to liquidity of the underlying funds.

As a result of the inherent limitations related to the valuations of the Level 3 investments, due to the unobservable inputs of the underlying funds, the estimated fair value may differ significantly from the values that would have been used had a market for those investments existed.

The following table summarizes the changes in the UK pension plan’s Level 3 assets for the year ended December 31, 2009:

UK Pension
Plan
Level 3
(millions)

Balance at January 1, 2009	$213
Purchases, sales, issuances and settlements, net	68
Unrealized gains relating to instruments still held at end of year	33
Realized losses relating to investments disposed of during the year	(1)
Foreign exchange	15

Balance at December 31, 2009	$328

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	PENSION PLANS (Continued)

In 2010, the Company expects to contribute $92 million to the UK plan, of which $11 million is in respect of salary sacrifice contributions, and $30 million to the US plan.

The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK and US defined benefit pension plans:

	UK Pension	US Pension
Expected future benefit payments	Benefits	Benefits
	(millions)

2010	$68	$28
2011	72	30
2012	77	32
2013	79	35
2014	81	38
2015-2019	497	224

Effective May 15, 2009, the Company closed the US defined benefit plan to future accrual. Consequently, a curtailment gain of $12 million was recognized during the year ended December 31, 2009.

Willis North America has a 401(k) plan covering all eligible employees of Willis North America and its subsidiaries. The plan allows participants to make pre-tax contributions which the Company, at its discretion may match. During 2009, the Company has decided not to make any matching contributions other than for former HRH employees whose contributions were matched up to 75 percent under the terms of the acquisition. All investment assets of the plan are held in a trust account administered by independent trustees. The Company’s 401(k) matching contributions for 2009 were $5 million (2008: $8 million; 2007: $6 million).

International defined benefit pension plans

In addition to the Company’s UK and US defined benefit pension plans, the Company has several smaller defined benefit pension plans in certain other countries in which it operates. Prior to 2008, management determined that these international plans were not material to the Company’s results of operations, financial condition or liquidity: as at December 31, 2007 the net pension liability in respect of these schemes was $2 million. Consequently such plans were not included in the Company’s pension plan disclosures, prior to 2008.

However, as a result of the turmoil in worldwide equity markets in the latter half of 2008 and consequent declines in pension plan asset values, the Company now provides pension plan disclosures for these schemes. A $30 million pension benefit liability (2008: $29 million) has been recognized in respect of these schemes.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	PENSION PLANS (Continued)

The following schedules provide information concerning the Company’s international defined benefit pension plans:

	International Pension
	Benefits
	2009	2008
	(millions)

Change in benefit obligation:
Benefit obligation, beginning of year	$118	$128
Service cost	6	6
Interest cost	8	7
Actuarial gain (loss)	11	(12)
Benefits paid	(2)	(3)
Foreign currency changes	9	(8)

Benefit obligations, end of year	150	118

Change in plan assets:
Fair value of plan assets, beginning of year	89	126
Actual return on plan assets	19	(35)
Employer contributions	8	6
Benefits paid	(2)	(2)
Foreign currency changes	6	(6)

Fair value of plan assets, end of year	120	89

Funded status at end of year	$(30)	$(29)

Components on the Consolidated Balance Sheets:
Liability for pension benefits	$(30)	$(29)

Amounts recognized in accumulated other comprehensive loss consist of a net actuarial loss of $24 million (2008: $27 million).

The accumulated benefit obligation for the Company’s international defined benefit pension plans was $133 million (2008: $104 million).

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	PENSION PLANS (Continued)

The components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the international defined benefit plans are as follows:

	International
	Pension Benefits
	2009	2008
	(millions)

Components of net periodic benefit cost:
Service cost	$6	$6
Interest cost	8	7
Expected return on plan assets	(6)	(8)
Amortization of unrecognized actuarial loss	2	—
Other	—	1

Net periodic benefit cost	$10	$6

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Amortization of unrecognized actuarial loss	$(2)	$—
Net actuarial (gain) loss	(2)	31

Total recognized in other comprehensive income	(4)	31

Total recognized in net periodic benefit cost and other comprehensive income	$6	$37

The estimated net loss for the international defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1 million.

The following schedule provides other information concerning the Company’s international defined benefit pension plans:

International
Pension Benefits
	2009	2008

Weighted-average assumptions to determine benefit obligations:
Discount rate	5.00% – 5.30%	5.00% – 6.50%
Rate of compensation increase	2.00% – 3.00%	2.00% – 4.50%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	5.00% – 6.50%	5.00% – 5.65%
Expected return on plan assets	5.60% – 6.50%	5.40% – 7.11%
Rate of compensation increase	2.00% – 4.50%	2.00% – 4.50%

The determination of the expected long-term rate of return on the international plan assets is dependent upon the specific circumstances of each individual plan. The assessment may include analyzing historical investment performance, investment community forecasts and current market conditions to develop expected returns for each asset class used by the plans.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	PENSION PLANS (Continued)

The Company’s international pension plan asset allocations at December 31, 2009 based on fair values were as follows:

	International
	Pension Benefits
Asset Category	2009	2008

Equity securities	39%	34%
Debt securities	44%	53%
Real estate	4%	7%
Other	13%	6%

Total	100%	100%

The investment policies for the international plans vary by jurisdiction but are typically established by the local pension plan trustees, where applicable, and seek to maintain the plans’ ability to meet liabilities of the plans as they fall due and to comply with local minimum funding requirements.

Fair Value Hierarchy

The following tables present, at December 31, 2009, for each of the fair-value hierarchy levels, the Company’s International pension plan assets that are measured at fair value on a recurring basis.

	International Pension Plans
	Level 1	Level 2	Level 3	Total
		(millions)

Equity securities:
US equities	$14	$—	$—	$14
UK equities	7	—	—	7
Overseas equities	6	—	—	6
Unit Linked Funds	24	—	—	24
Fixed income securities:
Other Government bonds	31	2	—	33
Real estate	—	—	5	5
Cash	9	—	—	9
Other investments:
Derivative instruments	—	22	—	22

Total	$91	$24	$5	$120

Equity securities comprise:

•	common stock which are valued using quoted market prices; and

•	unit linked funds which are valued at their net asset values as calculated by the investment manager and typically have daily liquidity.

Fixed income securities comprise overseas Government loan stock which is typically valued using quoted market prices. Real estate investment comprises overseas property and infrastructure investments which are valued by the fund manager taking into account cost, independent appraisals and market based comparable data. Derivative instruments are valued using an income approach typically using swap curves as an input.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	PENSION PLANS (Continued)

Assets classified as Level 3 investments did not materially change during the year ended December 31, 2009.

In 2010, the Company expects to contribute $8 million to the international plans.

The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the international defined benefit pension plans:

International
Pension
Expected future benefit payments	Benefits
(millions)

2010	$4
2011	5
2012	5
2013	5
2014	5
2015-2019	35

17.	DEBT

Short-term debt consists of the following:

	December 31,
	2009	2008
	(millions)

Current portion of 5-year term loan facility	$110	$35
5.125% senior notes due 2010	90	—
6.000% loan notes due 2010	9	—
Interim credit facility	—	750

	$209	$785

Long-term debt consists of the following:

	December 31,
	2009	2008
	(millions)

5-year term loan facility	$411	$665
5.125% senior notes due 2010	—	250
6.000% loan notes due 2012	4	—
5.625% senior notes due 2015	350	350
12.875% senior notes due 2016	500	—
6.200% senior notes due 2017	600	600
7.000% senior notes due 2019	300	—

	$2,165	$1,865

The 5-year term loan facility bears interest at LIBOR plus 2.250% and is repayable $27 million per quarter, with a final payment of $116 million due in fourth quarter of 2013. There was no balance outstanding on the revolving credit facility at December 31, 2009. Drawings under this facility bear interest at LIBOR plus 2.250% and the facility also expires on October 1, 2013. Since December 31, 2009 the Company has repaid in

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	DEBT (Continued)

full the $9 million loan note due 2010 and repurchased $6.7 million of the senior notes due 2010. 1 month LIBOR at December 31, 2009 was 0.231%.

Debt issuances in 2009

In March 2009, the Company issued 12.875% senior notes due 2016 in an aggregate principal amount of $500 million to Goldman Sachs Mezzanine Partners which generated net proceeds of $482 million. These proceeds were used to refinance part of the interim credit facility.

In September 2009, the Company issued $300 million of 7.0% senior notes due 2019. A tender offer was launched on September 22, 2009, to repurchase any and all of the $250 million 5.125% senior notes due July 2010 at a premium of $27.50 per $1,000 face value. Notes totaling approximately $160 million were tendered and repurchased.

The agreement relating to the 12.875% senior notes contains a requirement to maintain maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA, subject to certain adjustments. In addition, the agreement includes covenants relating to the delivery of financial statements, reports and notices, limitations on liens, limitations on sales and other disposals of assets, limitations on indebtedness and other liabilities, limitations on sale and leaseback transactions, limitations on mergers and other fundamental changes, maintenance of property, maintenance of insurance, nature of business, compliance with applicable laws, maintenance of corporate existence and rights, payment of taxes and access to information and properties. At December 31, 2009, the Company was in compliance with all covenants.

All direct obligations under the senior notes listed above are guaranteed by Willis Group Holdings, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited, Willis Group Limited and Willis North America.

Debt issuances in 2008

On October 1, 2008, the Company funded the HRH acquisition with $1 billion from an interim credit facility and $525 million from a $700 million 5-year term loan facility. In addition, the Company repaid the outstanding balance on its existing revolving credit facility and replaced this with a new $300 million revolving credit facility. During fourth quarter 2008, the Company repaid $250 million of the interim credit facility and drew down the $175 million balance under the 5-year term loan.

The $1 billion interim credit facility bore interest at LIBOR plus 2.250% and was repayable on September 30, 2009. The interim credit facility was fully paid down by June 2009 using proceeds from further debt issuances, together with cash generated from operating activities during 2009.

The agreements relating to the senior credit facilities and revolving credit facility contain numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated adjusted EBITDA to consolidated fixed charges and maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA, in each case subject to certain adjustments.

In addition, the credit agreements include covenants relating to the delivery of financial statements, reports and notices, limitations on liens, limitations on sales and other disposals of assets, limitations on indebtedness and other liabilities, limitations on sale and leaseback transactions, limitations on mergers and other fundamental changes, maintenance of property, maintenance of insurance, nature of business, compliance with applicable laws, maintenance of corporate existence and rights, use of proceeds, payment of taxes and access to information and properties. At December 31, 2009, the Company was in compliance with all covenants.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	DEBT (Continued)

All direct obligations under the credit agreements and under the senior notes listed above are guaranteed by Willis Group Holdings, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, Trinity Acquisition plc, Willis Group Limited, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

Lines of credit

Excluding the $300 million revolving credit facility, the Company also has available $7 million (2008: $10 million) in lines of credit, of which $nil million was drawn as of December 31, 2009 (2008: $1 million).

18.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain land, buildings and equipment under various operating lease arrangements. Original non-cancellable lease terms typically are between 10 and 20 years and may contain escalation clauses, along with options that permit early withdrawal. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease.

As of December 31, 2009, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross rental	Rentals from	Net rental
	commitments	subleases	commitments
	(millions)

2010	$152	$(16)	$136
2011	109	(15)	94
2012	90	(12)	78
2013	70	(11)	59
2014	66	(11)	55
Thereafter	842	(52)	790

Total	$1,329	$(117)	$1,212

The Company leases its London headquarters under a 25-year operating lease. The Company’s contractual obligations in relation to this commitment included in the table above total $785 million (2008: $720 million).

Rent expense amounted to $154 million for the year ended December 31, 2009 (2008: $151 million; 2007: $132 million). The Company’s rental income from subleases was $21 million for the year ended December 31, 2009 (2008: $22 million; 2007: $14 million).

Guarantees

Guarantees issued by certain of Willis Group Holdings’ subsidiaries with respect to the interim credit facility and the senior notes are discussed in Note 17 — Debt in these consolidated financial statements.

Certain of Willis Group Holdings’ subsidiaries have given the landlords of some leasehold properties occupied by the Company in the United Kingdom and the United States guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $903 million and $804 million at December 31, 2009 and 2008, respectively.

In addition, the Company has given guarantees to bankers and other third parties relating principally to letters of credit amounting to $5 million and $4 million at December 31, 2009 and 2008, respectively.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	COMMITMENTS AND CONTINGENCIES (Continued)

Put and Call Options Relating to Subsidiaries and Associates

For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell (a put option) their shares to the Company at various dates in the future. Generally, the exercise price of such put options and call options is formula-based (using revenues and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates, the potential amount payable from these options is not expected to exceed $49 million (2008: $434 million).

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

The material actual or potential claims, lawsuits and other proceedings, of which the Company is currently aware, are:

Inquiries and Investigations

In connection with the investigation commenced by the New York State Attorney General in April 2004 concerning, among other things, contingent commissions paid by insurers to insurance brokers, in April 2005, the Company entered into an Assurance of Discontinuance (‘NY AOD’) with the New York State Attorney General and the Superintendent of the New York Insurance Department and paid $50 million to eligible customers. As part of the NY AOD, the Company also agreed not to accept contingent compensation and to disclose to customers any compensation the Company will receive in connection with providing policy placement services to the customer. The Company also resolved similar investigations commenced by the Minnesota Attorney General, the Florida Attorney General, the Florida Department of Financial Services and the Florida Office of Insurance Regulation for amounts that were not material to the Company. Similarly, in August 2005 HRH entered into an agreement with the Attorney General of the State of Connecticut (the ‘CT Attorney General’) and the Insurance Commissioner of the State of Connecticut to resolve all issues related to their investigations into certain insurance brokerage and insurance agency practices and to settle a lawsuit brought in August 2005 by the CT Attorney General alleging violations of the Connecticut Unfair Trade Practices Act and the Connecticut Unfair Insurance Practices Act. As part of this settlement, HRH agreed to take certain actions including establishing a $30 million national fund for distribution to certain clients,

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	COMMITMENTS AND CONTINGENCIES (Continued)

enhancing disclosure practices for agency and broker clients, and declining contingent compensation on brokerage business. The Company has co-operated fully with other similar investigations by the regulators and/or attorneys general of other jurisdictions, some of which have been concluded with no indication of any finding of wrongdoing.

On February 16, 2010, Willis Group Holdings entered into the Amended and Restated Assurance of Discontinuance with the Attorney General of the State of New York and the Amended and Restated Stipulation with the Superintendent of Insurance of the State of New York (the ‘Amended and Restated AOD’) on behalf of itself and its subsidiaries named therein (‘Willis’). The Amended and Restated AOD is effective February 11, 2010 and supersedes and replaces the Assurance of Discontinuance with the Attorney General of the State of New York, dated April 7, 2005, and the Stipulation with the Superintendent of Insurance of the State of New York, dated April 8, 2005, each as amended from time to time (collectively, the ‘AOD’).

The Amended and Restated AOD specifically recognizes that Willis has substantially met its obligations under the AOD and ends many of the requirements previously imposed. It relieves Willis of a number of technical compliance obligations that have imposed significant administrative and financial burdens on its operations. The Amended and Restated AOD no longer limits the types of compensation Willis can receive and has lowered the compensation disclosure requirements to clients that the AOD originally imposed.

The Amended and Restated AOD requires Willis to: (i) in New York, and each of the other 49 states of the United States, the District of Columbia and U.S. territories, provide compensation disclosure that will, at a minimum, comply with the terms of 11 NYCCR 30 (adopted on February 10, 2010), as may be amended from time to time, or the provisions of the AOD that existed prior to the adoption of the Amended and Restated AOD; and (ii) maintain its compliance programs and continue to provide appropriate training to relevant employees in business ethics, professional obligations, conflicts of interest and antitrust and trade practices compliance. In addition, in placing, renewing, consulting on or servicing any insurance policy, it prohibits Willis from directly or indirectly (a) accepting from or requesting of any insurer any promise or commitment to use any of Willis’s brokerage, agency, producing or consulting services in exchange for production of business to such insurer or (b) knowingly place, renew or consult on or service a client’s insurance business through a wholesale broker in a manner that is contrary to the client’s best interest.

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

Since August 2004, the Company and HRH (along with various other brokers and insurers) have been named as defendants in purported class actions in various courts across the United States. All of these actions have been consolidated into a single action in the US District Court for the District of New Jersey (‘MDL’). There are two amended complaints within the MDL, one that addresses employee benefits (‘EB Complaint’) and one that addresses all other lines of insurance (‘Commercial Complaint’). HRH was a named defendant in the EB Complaint, but has since been voluntarily dismissed. HRH is a named defendant in the Commercial Complaint. The Company is a named defendant in both MDL complaints. Each of the EB Complaint and the Commercial Complaint seeks monetary damages, including punitive damages, and equitable relief and makes

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	COMMITMENTS AND CONTINGENCIES (Continued)

allegations regarding the practices and conduct that have been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers have breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and participated in other improper activities. The complaints also allege the existence of a conspiracy among insurance carriers and brokers and allege violations of federal antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (‘RICO’) statute and the Employee Retirement Income Security Act of 1974 (‘ERISA’). In separate decisions issued in August and September 2007, the antitrust and RICO Act claims were dismissed with prejudice and the state claims were dismissed without prejudice from the Commercial Complaint. In January 2008, the Judge dismissed the ERISA claims with prejudice from the EB Complaint and the state law claims without prejudice. Plaintiffs filed a notice of appeal regarding the dismissal of the antitrust and RICO claims and oral arguments on this appeal were heard in April 2009 but there is no indication when a ruling will be issued. Additional actions could be brought in the future by individual policyholders. The Company disputes the allegations in all of these suits and has been and intends to continue to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

Reinsurance Market Dispute

Various legal proceedings are pending, have concluded or may commence between reinsurers, reinsureds and in some cases their intermediaries, including reinsurance brokers, relating to personal accident excess of loss reinsurance for the years 1993 to 1998. The proceedings principally concern allegations by reinsurers that they have sustained substantial losses due to an alleged abnormal ‘spiral’ in the market in which the reinsurance contracts were placed, the existence and nature of which, as well as other information, was not disclosed to them by the reinsureds or their reinsurance broker. A ‘spiral’ is a market term for a situation in which reinsureds and reinsurers reinsure each other with the effect that the same loss or portion of that loss moves through the market multiple times.

The reinsurers concerned have taken the position that, despite their decisions to underwrite risks or a group of risks, they are no longer bound by their reinsurance contracts. As a result, they have stopped settling claims and are seeking to recover claims already paid. The Company also understands that there have been at least two arbitration awards in relation to a ‘spiral’, among other things, in which the reinsurer successfully argued that it was no longer bound by parts of its reinsurance program. Willis Limited, the Company’s principal insurance brokerage subsidiary in the United Kingdom, acted as the reinsurance broker or otherwise as intermediary, but not as an underwriter, for numerous personal accident reinsurance contracts, including two contracts that were involved in one of the arbitrations. Due to the small number of reinsurance brokers generally, Willis Limited also utilized other brokers active in this market as sub-agents, including brokers who are parties to the legal proceedings described above, for certain contracts and may be responsible for any errors and omissions they may have made. In July 2003, one of the reinsurers received a judgment in the English High Court against certain parties, including a sub-broker Willis Limited used to place two of the contracts involved in this trial. Although neither the Company nor any of its subsidiaries were a party to this proceeding or any arbitration, Willis Limited entered into tolling agreements with certain of the principals to the reinsurance contracts tolling the statute of limitations pending the outcome of proceedings between the reinsureds and reinsurers.

Two former clients of Willis Limited, American Reliable Insurance Company and one of its associated companies (collectively, ‘ARIC’), and CNA Insurance Company Limited and two of its associated companies (‘CNA’) terminated their respective tolling agreements with Willis Limited and commenced litigation in September 2007 and January 2008, respectively, in the English Commercial Court against Willis Limited. ARIC alleged conspiracy between a former Willis Limited employee and the ARIC underwriter as well as negligence and CNA alleged deceit and negligence by the same Willis Limited employee both in connection

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	COMMITMENTS AND CONTINGENCIES (Continued)

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

On September 11, 2009, Willis Limited, entered into a settlement agreement with CNA, subsidiaries of CNA Financial Corporation. Pursuant to the settlement agreement, Willis Limited has agreed to pay a total of $130 million to CNA in two installments. The first installment of $60 million was paid on October 9, 2009 and the second installment of $70 million was paid on December 23, 2009. Each party has also released and waived all claims it may have against any of the other parties arising out of or in connection with the subject-matter of the litigation. The settlement includes no admission of wrongdoing by any party. The Company has partially collected and believes it will collect in full the $130 million required to fund the settlement agreement from errors and omissions insurers.

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

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	COMMITMENTS AND CONTINGENCIES (Continued)

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

Stanford Financial Group

On July 2, 2009, a putative class action complaint, captioned Troice, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:09-CV-01274-N, was filed in the U.S. District Court for the Northern District of Texas against Willis Group Holdings, Willis of Colorado, Inc. and a Willis associate, among others, relating to the collapse of The Stanford Financial Group (“Stanford”), for which Willis of Colorado, Inc. acted as broker of record on certain lines of insurance. The complaint generally alleged that the defendants actively and materially aided Stanford’s alleged fraud by providing Stanford with certain letters regarding coverage that they knew would be used to help retain or attract actual or prospective Stanford client investors. The complaint alleged that these letters, which contain statements about Stanford and the insurance policies that the defendants placed for Stanford, contained untruths and omitted material facts and were drafted in this manner to help Stanford promote and sell its allegedly fraudulent certificates of deposit. The putative class consisted of Stanford investors in Mexico and the complaint asserted various claims under Texas statutory and common law and sought actual damages in excess of $1 billion, punitive damages and costs. On August 12, 2009, the plaintiffs filed an amended complaint, which, notwithstanding the addition of certain factual allegations and Texas common law claims, largely mirrored the original and sought the same relief.

On July 17, 2009, a putative class action complaint, captioned Ranni v. Willis of Colorado, Inc., et al., C.A. No. 09-22085, was filed against Willis Group Holdings and Willis of Colorado, Inc. in the U.S. District Court for the Southern District of Florida, relating to the same alleged course of conduct as the Troice complaint described above. Based on substantially the same allegations as the Troice complaint, but on behalf of a putative class of Venezuelan and other South American Stanford investors, the Ranni complaint asserts a claim under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, as well as various claims under Florida statutory and common law, and seeks damages in an amount to be determined at trial and costs.

On or about July 24, 2009, a motion was filed by certain individuals (collectively, the “Movants”) with the U.S. Judicial Panel on Multidistrict Litigation (the “JPML”) to consolidate and coordinate in the Northern District of Texas nine separate putative class actions — including the Troice and Ranni actions described above, as well as other actions against various Stanford-related entities and individuals and the Commonwealth of Antigua and Barbuda — relating to Stanford and its allegedly fraudulent certificates of deposit.

On August 6, 2009, a putative class action complaint, captioned Canabal, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:09-CV-01474-D, was filed against Willis Group Holdings, Willis of Colorado, Inc. and the same Willis associate, among others, also in the Northern District of Texas, relating to the same alleged course of conduct as the Troice complaint described above. Based on substantially the same allegations as the Troice complaint, but on behalf of a putative class of Venezuelan investors, the Canabal complaint asserted various claims under Texas statutory and common law and sought actual damages in excess of $1 billion, punitive damages, attorneys’ fees and costs.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	COMMITMENTS AND CONTINGENCIES (Continued)

On or about August 10, 2009, the Movants filed with the JPML a Notice of Related Action that referred the Canabal action to the JPML. On October 6, 2009, the JPML ruled on the transfer motion, transferring seven of the subject actions (including the Troice and Ranni actions) — i.e., the original nine actions minus two that had since been dismissed — for consolidation or coordination in the Northern District of Texas. On October 27, 2009, the parties to the Canabal action stipulated to the designation of that action as an “xyz case” properly part of the new Stanford MDL proceeding in the Northern District of Texas.

On September 14, 2009, a complaint, captioned Rupert, et al. v. Winter, et al., Case No. 2009C115137, was filed on behalf of 97 Stanford investors against Willis Group Holdings, Willis of Colorado, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). Based on substantially the same allegations as the Troice complaint, the Rupert complaint asserts claims under the Securities Act of 1933, as well as various Texas statutory and common law claims, and seeks rescission, damages, special damages and consequential damages of $79.1 million, treble damages of $237.4 million under the Texas Insurance Code, attorneys’ fees and costs. On October 20, 2009, certain defendants, including Willis of Colorado, Inc., (i) removed the Rupert action to the U.S. District Court for the Western District of Texas, (ii) notified the JPML of the pendency of this additional “tag-along” action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. In November 2009, the JPML issued a conditional transfer order (the “CTO”) for the transfer of the Rupert action to the Northern District of Texas. On December 22, 2009, the plaintiffs filed a motion to vacate, or alternatively stay, the CTO, to which Willis of Colorado, Inc. responded on January 4, 2010. That motion is also currently pending. On December 18, 2009, the parties to the Troice and Canabal actions stipulated to the consolidation of those actions and, on December 31, 2009, the plaintiffs therein, collectively, filed a Second Amended Class Action Complaint, which largely mirrors the Troice and Canabal predecessor complaints, but seeks relief on behalf of a worldwide class of Stanford investors. Also on December 31, 2009, the plaintiffs in the Canabal action filed a Notice of Dismissal, dismissing the Canabal action without prejudice. On February 25, 2010, the defendants filed motions to dismiss the Second Amended Class Action Complaint in the consolidated Troice/Canabal action.

The defendants have not yet responded to the Ranni or Rupert complaints.

Additional actions could be brought in the future by other investors in certificates of deposit issued by Stanford and its affiliates. The Company disputes these allegations and intends to defend itself vigorously against these actions. The outcomes of these actions, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX

The components of comprehensive income (loss) are as follows:

	Years ended December 31,
	2009	2008	2007
	(millions)

Net income	$459	$324	$426
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (net of tax of $nil in 2009, 2008 and 2007)	27	(89)	17
Unrealized holding loss (net of tax of $nil in 2009, 2008 and 2007)	(1)	—	—
Pension funding adjustment (net of tax of $6 million in 2009, $160 million in 2008 and $(6) million in 2007)	(33)	(355)	7
Net gain (loss) on derivative instruments (net of tax of $(16) million in 2009, $13 million in 2008 and $nil in 2007)	43	(33)	1

Other comprehensive income (loss) (net of tax of $(10) million in 2009, $173 million in 2008 and $(6) million in 2007)	36	(477)	25

Comprehensive income (loss)	495	(153)	451
Noncontrolling interests	(21)	(21)	(17)

Comprehensive income (loss) attributable to Willis Group Holdings	$474	$(174)	$434

The components of accumulated other comprehensive loss, net of tax, are as follows:

	December 31,
	2009	2008	2007
	(millions)

Net foreign currency translation adjustment	$(46)	$(73)	$16
Net unrealized holding loss	(2)	(1)	(1)
Pension funding adjustment	(554)	(521)	(166)
Net unrealized gain (loss) on derivative instruments	8	(35)	(2)

Accumulated other comprehensive loss, attributable to Willis Group Holdings, net of tax	$(594)	$(630)	$(153)

It is estimated that $7 million of net derivative gain included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Years ended December 31,
	2009	2008	2007
	(millions)

Supplemental disclosures of cash flow information:
Cash payments for income taxes, net of cash received	$80	$59	$83
Cash payments for interest	179	122	57

Supplemental disclosures of non-cash flow investing and financing activities:
Liabilities accrued for additions to fixed assets	$—	$—	$16
Non cash proceeds from reorganization of investments in associates (Note 6)	126	—	—
Issue of stock on acquisitions of subsidiaries	1	799	1
Issue of loan notes on acquisitions of noncontrolling interests	13	—	—
Issue of stock on acquisitions of noncontrolling interests	11	4	15
Deferred payments on acquisitions of subsidiaries	1	—	1

Acquisitions:
Fair value of assets acquired	$28	$1,737	$11
Less:
Liabilities assumed	(55)	(1,521)	(2)
Cash acquired	(12)	(56)	—

Net (liabilities) assets assumed, net of cash acquired	$(39)	$160	$9

21.	SHARE BUYBACKS

The Company has in place a share buyback program for $1 billion. The program is an open-ended plan to repurchase the Company’s shares from time to time in the open market or through negotiated sales with persons who are not affiliates of the Company. In addition the board authorized in June 2008, the repurchase of up to the number of shares issued by the Company in connection with the acquisition of HRH.

No shares were repurchased by the Company during the year ended December 31, 2009 (year ended December 31, 2008, the Company repurchased 2.3 million shares for a total consideration of $75 million at an average price of $33.12). Repurchased shares were subsequently canceled. There was also a $1 million adjustment in 2008 relating to prior year price adjustments.

As at December 31, 2009, $925 million remains under the program for future repurchases.

Accelerated Share Repurchase Programs

During the year ended December 31, 2007, the Company completed the $150 million November 2006 accelerated share repurchase program and started and completed two further accelerated share repurchase programs, one for $50 million and one for $400 million.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The details of the various programs are as follows:

		No. of		Adjusted	Fees and
		shares	Initial	price on	price
Start date	Finish date	purchased	price	completion(i)	adjustment(i)

November 2006	February 2007	3,786,922	$39.61	$40.63	$3.9 million
March 2007	March 2007	1,274,210	$39.26	$39.66	$0.5 million
March 2007	October 2007	10,240,655	$39.06	$41.68	$26.8 million

(i)	Under the terms of the programs, the shares were subject to a price adjustment based on the volume weighted average share price of Willis’ stock and dividend payments during the term of the program.

The $481 million excess of the initial purchase price over nominal value for the two 2007 programs, together with the price adjustments in respect of the completed November 2006 and March 2007 programs has been charged to stockholders’ equity; $432 million was charged against additional paid-in capital and $49 million against retained earnings.

22.	FINANCIAL INSTRUMENTS

The Company’s principal financial instruments, other than derivatives, comprise the fixed rate senior notes, the 5-year term loan, a revolving credit facility and cash deposits. The Company also enters into derivative transactions (principally interest rate swaps and forward foreign currency contracts) in order to manage interest rate and currency risks arising from the Company’s operations and its sources of finance. The Company does not hold financial or derivative instruments for trading purposes.

The main risks arising from the Company’s financial instruments are interest rate risk, liquidity risk, foreign currency risk and credit risk. The Company’s board of directors reviews and agrees policies for managing each of these risks as summarized below.

Interest Rate Risk

The Company’s operations are financed principally by $1,840 million fixed rate senior notes and $521 million under a 5-year term loan facility. Of the fixed rate senior notes $90 million are due 2010, $350 million are due 2015, $500 million are due 2016, $600 million are due 2017 and $300 million are due 2019. The Company also has a 5-year $300 million revolving credit facility which was undrawn as of December 31, 2009. All debt is issued by subsidiaries of the Company.

The interest rates applicable to the borrowings under the 5-year term loan and the revolving credit facility vary according to LIBOR on the date of individual drawdowns.

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

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	FINANCIAL INSTRUMENTS (Continued)

	Years ended December 31,
	2009	2008	2007
	(millions)

Other Operating Expenses
Interest rate contracts	$(1)	$1	$—
Other Comprehensive Income
Interest rate contracts (net of tax of $3 million, $(7) million and $(6) million)	$(7)	$19	$13

A summary of the Company’s interest rate swaps by major currency is as follows:

		December 31,
				Weighted Average
		Notional	Termination	Interest Rates
		Amount(i)	Dates	Receive	Pay
		(millions)		%	%

2009
US dollar	Receive fixed-pay variable	$605	2010-2013	4.72	1.85
Pounds sterling	Receive fixed-pay variable	196	2010-2012	5.23	1.78
Euro	Receive fixed-pay variable	91	2010-2012	3.55	1.69
2008
US dollar	Receive fixed-pay variable	$825	2009-2011	4.72	1.85
Pounds sterling	Receive fixed-pay variable	237	2009-2012	5.25	2.98
Euro	Receive fixed-pay variable	143	2009-2011	4.04	2.88

(i)	Notional amounts represent US dollar equivalents translated at the spot rate as of December 31.

Liquidity Risk

The Company’s objective is to ensure that it has the ability to generate sufficient cash either from internal or external sources, in a timely and cost-effective manner, to meet its commitments as they fall due. The Company’s management of liquidity risk is embedded within its overall risk management framework. Scenario analysis is continually undertaken to ensure that the Company’s resources can meet its liquidity requirements. These resources are supplemented by a $300 million revolving credit facility which expires on October 1, 2013, all of which was available to draw as at December 31, 2009.

Foreign Currency Risk

The Company’s primary foreign exchange risks arise:

•	from changes in the exchange rate between US dollars and pounds sterling as its London market operations earn the majority of their revenues in US dollars and incur expenses predominantly in pounds sterling, and may also hold a significant net sterling asset or liability position on the balance sheet. In addition, the London market operations earn significant revenues in euros and Japanese yen; and

•	from the translation into US dollars of the net income and net assets of its foreign subsidiaries, excluding the London market operations which are US dollar denominated.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	FINANCIAL INSTRUMENTS (Continued)

The foreign exchange risks in its London market operations are hedged as follows:

•	To the extent that forecast pound sterling expenses exceed pound sterling revenues, the Company limits its exposure to this exchange rate risk by the use of forward contracts matched to specific, clearly identified cash outflows arising in the ordinary course of business;

•	To the extent the UK operations earn significant revenues in euros and Japanese yen, the Company limits its exposure to changes in the exchange rate between the US dollar and these currencies by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods; and

•	To the extent that the net sterling asset or liability position in its London market operations relate to short-term cash flows, the Company limits its exposure by the use of forward purchases and sales. These forward purchases and sales are not effective hedges for accounting purposes.

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

	Years ended December 31,
	2009	2008	2007(i)
	(millions)

Interest Expense
Foreign currency contracts	$—	$(1)	$(10)
Other Comprehensive Income
Foreign currency contracts (net of tax of $(20) million, $20 million and $6 million)	50	(53)	(12)

(i)	Prior to 2008, the changes in fair value on contracts that did not qualify for hedge accounting were recorded within other operating expenses.

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for pounds sterling. Foreign currency notional amounts are reported in US dollars translated at spot rates at December 31.

	December 31,
	Sell	Sell
	2009(i)	2008
	(millions)

US dollar	$261	$423
Euro	185	167
Japanese yen	58	41

(i)	Forward exchange contracts range in maturity from 2010 to 2013.

Credit Risk and Concentrations of Credit Risk

Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted and from movements in interest rates and foreign exchange rates. The Company does not

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	FINANCIAL INSTRUMENTS (Continued)

anticipate non-performance by counterparties. The Company generally does not require collateral or other security to support financial instruments with credit risk; however, it is the Company’s policy to enter into master netting arrangements with counterparties as practical.

Concentrations of credit risk that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Financial instruments on the balance sheet that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and derivatives which are recorded at fair value.

The Company maintains a policy providing for the diversification of cash and cash equivalent investments and places such investments in an extensive number of financial institutions to limit the amount of credit risk exposure. These financial institutions are monitored on an ongoing basis for credit quality predominantly using information provided by credit agencies.

Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2009.

Fair Value

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2009
	Quoted
	prices in
	active markets for	Significant other	Significant other
	identical assets	observable inputs	unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)

Assets at fair value:
Fiduciary funds — restricted	$1,683	$—	$—	$1,683
Derivative financial instruments	—	35	—	35

Total assets	$1,683	$35	$—	$1,718

Liabilities at fair value:
Derivative financial instruments	$—	$23	$—	$23

Total liabilities	$—	$23	$—	$23

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	FINANCIAL INSTRUMENTS (Continued)

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(millions)

Assets at fair value:
Fiduciary funds — restricted	$1,854	$—	$—	$1,854
Short-term investments	20	—	—	20
Derivative financial instruments	—	42	—	42

Total assets	$1,874	$42	$—	$1,916

Liabilities at fair value:
Derivative financial instruments	$—	$88	$—	$88

Total liabilities	$—	$88	$—	$88

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

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	amount	Value	amount	Value
		(millions)

Assets:
Cash and cash equivalents	$191	$191	$176	$176
Fiduciary funds — restricted	1,683	1,683	1,854	1,854
Short-term investments	—	—	20	20
Derivative financial instruments	35	35	42	42
Liabilities:
Short-term debt	$209	$211	$785	$785
Long-term debt	2,165	2,409	1,865	1,546
Derivative financial instruments	23	23	88	88

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

Cash and Cash Equivalents — The estimated fair value of these financial instruments approximates their carrying values due to their short maturities.

Fiduciary Funds — Restricted and Short-Term Investments — Fair values are based on quoted market values.

Long-Term Debt — Fair values are based on quoted market values.

Derivative Financial Instruments — Market values have been used to determine the fair value of interest rate swaps and forward foreign exchange contracts based on estimated amounts the Company would receive or have to pay to terminate the agreements, taking into account the current interest rate environment or current foreign currency forward rates.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	SEGMENT INFORMATION

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

The Company evaluates the performance of its operating segments based on organic revenue growth and operating income. For internal reporting and segmental reporting, the following items for which segmental management are not held accountable are excluded from segmental expenses:

i)	costs of the holding company;

ii)	foreign exchange hedging activities and foreign exchange movements on the UK pension plan asset or liability;

iii)	amortization of intangible assets;

iv)	gains and losses on the disposal of operations and major properties;

v)	significant legal and regulatory settlements which are managed centrally;

vi)	integration costs associated with the acquisition of HRH;

vii)	costs associated with the redomicile of the Company’s parent company from Bermuda to Ireland; and

viii)	2008 expense review costs.

The accounting policies of the operating segments are consistent with those described in Note 2 — Basis of Presentation and Significant Accounting Policies. There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.

In 2008, the Company changed its basis of segmental allocation for central costs. All accounting adjustments for foreign exchange hedging activities and foreign exchange movements on the UK pension plan asset or liability are held at the Corporate level.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	SEGMENT INFORMATION (Continued)

Selected information regarding the Company’s operating segments is as follows:

							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income(i)	Revenues	Amortization	Income	net of tax
	(millions)

Year ended December 31, 2009
Global	$822	$13	$—	$835	$14	$255	$—

North America	1,368	15	3	1,386	22	328	—
International	1,020	22	—	1,042	24	276	33

Total Retail	2,388	37	3	2,428	46	604	33

Total Operating Segments	3,210	50	3	3,263	60	859	33
Corporate and Other(ii)	—	—	—	—	100	(165)	—

Total Consolidated	$3,210	$50	$3	$3,263	$160	$694	$33

Year ended December 31, 2008
Global	$784	$30	$—	$814	$13	$240	$—

North America	905	15	2	922	16	142	—
International	1,055	36	—	1,091	25	306	22

Total Retail	1,960	51	2	2,013	41	448	22

Total Operating Segments	2,744	81	2	2,827	54	688	22
Corporate and Other(ii)	—	—	—	—	36	(185)	—

Total Consolidated	$2,744	$81	$2	$2,827	$90	$503	$22

Year ended December 31, 2007
Global	$750	$46	$—	$796	$16	$224	$—

North America	751	18	17	786	12	152	—
International	962	32	2	996	24	251	16

Total Retail	1,713	50	19	1,782	36	403	16

Total Operating Segments	2,463	96	19	2,578	52	627	16
Corporate and Other(ii)	—	—	—	—	14	(7)	—

Total Consolidated	$2,463	$96	$19	$2,578	$66	$620	$16

(i)	Prior to January 1, 2008, the Company reported ‘Other Income’ within ‘Commissions and Fees’. Comparatives have been adjusted accordingly.

(ii)	Corporate and Other includes the costs of the holding company, $48 million relating to foreign exchange hedging activities and foreign exchange on the UK pension plan asset (2008: $47 million; 2007: $7 million), $100 million relating to the amortization of intangible assets (2008: $36 million; 2007: $14 million), $13 million net gain on disposal of operations (2008: $nil; 2007: $2 million) $4 million certain legal costs (2008:$7 million; 2007: $6 million), $18 million integration costs associated with the acquisition of HRH (2008: $5 million; 2007: $nil) and $6 million costs associated with the redomicile of the Company’s parent company from Bermuda to Ireland (2008: $nil; 2007: $nil). In 2008, $92 million costs were included from the 2008 expense review (2007: $nil).

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	SEGMENT INFORMATION (Continued)

The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income from continuing operations before income taxes and interest in earnings of associates.

	Years ended December 31,
	2009	2008	2007
	(millions)

Total consolidated operating income	$694	$503	$620
Interest expense	(174)	(105)	(66)

Income from continuing operations before income taxes and interest in earnings of associates	$520	$398	$554

The Company does not routinely evaluate the total asset position by segment, and the following allocations have been made based on reasonable estimates and assumptions:

	December 31,
	2009	2008
	(millions)

Total assets:
Global	$9,542	$9,319

North America	4,408	5,088
International	2,246	2,071

Total Retail	6,654	7,159

Total Operating Segments	16,196	16,478
Corporate and Eliminations	(573)	(76)

Total Consolidated	$15,623	$16,402

Operating segment revenue by product is as follows:

	Years ended December 31,
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
	Global			North America			International			Total
	(millions)

Commissions and fees:
Retail insurance services	$—	$—	$—	$1,368	$905	$751	$1,020	$1,055	$962	$2,388	$1,960	$1,713
Specialty insurance services	822	784	750	—	—	—	—	—	—	822	784	750

Total commissions and fees	822	784	750	1,368	905	751	1,020	1,055	962	3,210	2,744	2,463
Investment income	13	30	46	15	15	18	22	36	32	50	81	96
Other income	—	—	—	3	2	17	—	—	2	3	2	19

Total Revenues	$835	$814	$796	$1,386	$922	$786	$1,042	$1,091	$996	$3,263	$2,827	$2,578

None of the Company’s customers represented more than 10 percent of the Company’s consolidated commissions and fees for the years ended December 31, 2009, 2008 and 2007.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	SEGMENT INFORMATION (Continued)

Information regarding the Company’s geographic locations is as follows:

	Years ended December 31,
	2009	2008	2007
	(millions)

Commissions and fees(i)
UK	$859	$860	$838
US	1,518	1,054	915
Other(ii)	833	830	710

Total	$3,210	$2,744	$2,463

	December 31,
	2009	2008
	(millions)

Long-lived assets(iii)
UK	$172	$161
US	141	113
Other(ii)	39	38

Total	$352	$312

(i)	Commissions and fees are attributed to countries based upon the location of the subsidiary generating the revenue.

(ii)	Other than in the United Kingdom and the United States, the Company does not conduct business in any country in which its commissions and fees and/or long-lived assets exceed 10 percent of consolidated commissions and fees and/or long-lived assets, respectively.

(iii)	Long-lived assets include identifiable fixed assets.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

On July 1, 2005, Willis North America Inc. (‘Willis North America’) issued senior notes totaling $600 million under its February 2004 registration statement. On March 28, 2007, Willis North America issued further senior notes totaling $600 million under its June 2006 registration statement. On September 29, 2009, Willis North America issued senior notes totaling $300 million under its June 2009 registration statement (Note 17 — Debt). The debt securities are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, Willis Group Limited, Trinity Acquisition plc, TA I Limited, TA II Limited, TA III Limited and TA IV Limited.

Willis Group Holding was incorporated on September 24, 2009 and, as discussed in Note 2, replaced Willis-Bermuda as the ultimate parent company on December 31, 2009. Willis Netherlands Holdings B.V. was incorporated on November 27, 2009.

Presented below is condensed consolidating financial information for:

(i)	Willis Group Holdings, which is a guarantor, on a parent company only basis;

(ii)	the Other Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent;

(iii)	the Issuer, Willis North America;

(iv)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(v)	Eliminations; and

(vi)	Consolidated Company.

The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets of Willis Group Holdings, the Other Guarantors and the Issuer. Investments in subsidiaries in the condensed consolidating balance sheet for Other, represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.

The entities included in the Other Guarantors column are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, Trinity Acquisition plc, TA I Limited, TA II Limited, TA III Limited, TA IV Limited and Willis Group Limited.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2009
	Willis
	Group	The Other	The
	Holdings	Guarantors	Issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$3,210	$—	$3,210
Investment income	—	—	4	46	—	50
Other income	—	—	—	3	—	3

Total revenues	—	—	4	3,259	—	3,263

EXPENSES
Salaries and benefits	—	—	—	(1,836)	9	(1,827)
Other operating expenses	—	57	(62)	(594)	4	(595)
Depreciation expense	—	—	(8)	(52)	—	(60)
Amortization of intangible assets	—	—	—	(100)	—	(100)
Net gain on disposal of operations	—	—	—	13	—	13

Total expenses	—	57	(70)	(2,569)	13	(2,569)

OPERATING INCOME (LOSS)	—	57	(66)	690	13	694
Investment income from Group undertakings	—	917	492	504	(1,913)	—
Interest expense	—	(415)	(173)	(346)	760	(174)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	—	559	253	848	(1,140)	520
Income taxes	—	(5)	20	(112)	1	(96)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	—	554	273	736	(1,139)	424
Interest in earnings of associates, net of tax	—	—	—	33	—	33

INCOME FROM CONTINUING OPERATIONS	—	554	273	769	(1,139)	457
Discontinued operations, net of tax	—	—	—	2	—	2

NET INCOME	—	554	273	771	(1,139)	459
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	(17)	(21)
EQUITY ACCOUNT FOR SUBSIDIARIES	438	(156)	(30)	—	(252)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$438	$398	$243	$767	$(1,408)	$438

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2008
	Willis
	Group	The Other	The
	Holdings	Guarantors	Issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$2,744	$—	$2,744
Investment income	—	—	16	377	(312)	81
Other income	—	—	—	2	—	2

Total revenues	—	—	16	3,123	(312)	2,827

EXPENSES
Salaries and benefits	—	—	—	(1,647)	9	(1,638)
Other operating expenses	(12)	(154)	20	(485)	28	(603)
Depreciation expense	—	—	(6)	(48)	—	(54)
Amortization of intangible assets	—	—	—	(23)	(13)	(36)
Gain on disposal of London headquarters	—	—	—	7	—	7
Net loss on disposal of operations	(5)	—	—	—	5	—

Total expenses	(17)	(154)	14	(2,196)	29	(2,324)

OPERATING (LOSS) INCOME	(17)	(154)	30	927	(283)	503
Investment income from Group undertakings	222	828	121	245	(1,416)	—
Interest expense	(2)	(261)	(104)	(411)	673	(105)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	203	413	47	761	(1,026)	398
Income taxes	—	33	23	(153)	—	(97)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	203	446	70	608	(1,026)	301
Interest in earnings of associates, net of tax	—	—	—	22	—	22

INCOME FROM CONTINUING OPERATIONS	203	446	70	630	(1,026)	323
Discontinued operations, net of tax	—	—	—	1	—	1

NET INCOME	203	446	70	631	(1,026)	324
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	(17)	(21)
EQUITY ACCOUNT FOR SUBSIDIARIES	100	(417)	(10)	—	327	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$303	$29	$60	$627	$(716)	$303

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2007
	Willis Group	The Other	The
	Holdings	Guarantors	Issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$2,463	$—	$2,463
Investment income	—	—	20	170	(94)	96
Other income	—	—	—	19	—	19

Total revenues	—	—	20	2,652	(94)	2,578

EXPENSES
Salaries and benefits	—	—	—	(1,465)	17	(1,448)
Other operating expenses	(2)	3	11	(491)	19	(460)
Depreciation expense	—	—	(6)	(46)	—	(52)
Amortization of intangible assets	—	—	(2)	—	(12)	(14)
Gain on disposal of London headquarters	—	—	—	14	—	14
Net gain on disposal of operations	—	—	—	2	—	2

Total expenses	(2)	3	3	(1,986)	24	(1,958)

OPERATING (LOSS) INCOME	(2)	3	23	666	(70)	620
Investment income from Group undertakings	1,138	2,751	300	163	(4,352)	—
Interest expense	(8)	(207)	(69)	(152)	370	(66)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	1,128	2,547	254	677	(4,052)	554
Income taxes	—	(1)	15	(150)	(8)	(144)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	1,128	2,546	269	527	(4,060)	410
Interest in earnings of associates, net of tax	—	—	—	16	—	16

INCOME FROM CONTINUING OPERATIONS	1,128	2,546	269	543	(4,060)	426

NET INCOME	1,128	2,546	269	543	(4,060)	426
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(14)	(17)
EQUITY ACCOUNT FOR SUBSIDIARIES	(719)	(4,446)	(357)	—	5,522	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$409	$(1,900)	$(88)	$540	$1,448	$409

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2009
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

ASSETS
Cash and cash equivalents	$—	$—	$104	$87	$—	$191
Fiduciary funds — restricted	—	—	—	1,683	—	1,683
Accounts receivable	—	4,428	4,185	9,294	(9,269)	8,638
Fixed assets	—	—	35	317	—	352
Goodwill	—	—	—	1,722	1,555	3,277
Other intangible assets	—	—	—	542	30	572
Investments in associates	—	—	—	76	80	156
Deferred tax assets	—	—	—	97	(15)	82
Pension benefits asset	—	—	—	69	—	69
Other assets	—	99	35	909	(440)	603
Investments in subsidiaries	2,180	3,693	1,132	3,867	(10,872)	—

TOTAL ASSETS	$2,180	$8,220	$5,491	$18,663	$(18,931)	$15,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$6,887	$3,169	$9,042	$(9,412)	$9,686
Deferred revenue and accrued expenses	—	—	—	324	(23)	301
Deferred tax liabilities	—	—	15	29	(15)	29
Income taxes payable	—	86	—	205	(245)	46
Short-term debt	—	—	200	9	—	209
Long-term debt	—	500	1,661	4	—	2,165
Liability for pension benefits	—	—	—	187	—	187
Other liabilities	—	—	40	715	16	771

Total liabilities	—	7,473	5,085	10,515	(9,679)	13,394

Total Willis Group Holdings stockholders’ equity	2,180	747	406	8,144	(9,297)	2,180

Noncontrolling interests	—	—	—	4	45	49
Total equity	2,180	747	406	8,148	(9,252)	2,229

TOTAL LIABILITIES AND EQUITY	$2,180	$8,220	$5,491	$18,663	$(18,931)	$15,623

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2008
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

ASSETS
Cash and cash equivalents	$—	$—	$—	$176	$—	$176
Fiduciary funds — restricted	—	—	100	1,754	—	1,854
Short-term investments	—	—	—	20	—	20
Accounts receivable	1,303	3,202	4,515	12,257	(12,146)	9,131
Fixed assets	—	—	26	286	—	312
Goodwill	—	—	—	1,756	1,519	3,275
Other intangible assets	—	—	—	682	—	682
Investments in associates	—	—	—	338	(65)	273
Deferred tax assets	—	—	—	73	3	76
Pension benefits asset	—	—	—	111	—	111
Other assets	3	328	35	452	(326)	492
Investments in subsidiaries	628	2,744	1,847	3,714	(8,933)	—

TOTAL ASSETS	$1,934	$6,274	$6,523	$21,619	$(19,948)	$16,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$42	$6,034	$2,916	$13,506	$(12,184)	$10,314
Deferred revenue and accrued expenses	2	—	4	461	4	471
Deferred tax liabilities	—	—	13	—	8	21
Income taxes payable	—	291	—	—	(273)	18
Short-term debt	—	—	785	—	—	785
Long-term debt	—	—	1,865	—	—	1,865
Liability for pension benefits	—	—	—	237	—	237
Other liabilities	45	1	—	728	22	796

Total liabilities	89	6,326	5,583	14,932	(12,423)	14,507

Total Willis Group Holdings stockholders’ equity	1,845	(52)	940	6,683	(7,571)	1,845
Noncontrolling interests	—	—	—	4	46	50

Total equity	1,845	(52)	940	6,687	(7,525)	1,895

TOTAL LIABILITIES AND EQUITY	$1,934	$6,274	$6,523	$21,619	$(19,948)	$16,402

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2009
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$867	$390	$26	$(865)	$418

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	20	—	20
Additions to fixed assets	—	—	(17)	(79)	—	(96)
Acquisitions of investments in associates	—	—	—	(42)	—	(42)
Proceeds from reorganization of investments in associates (Note 6)	—	—	—	155	—	155
Proceeds from sale of continuing operations, net of cash disposed	—	—	—	4	—	4
Proceeds from sale of discontinued operations, net of cash disposed	—	—	—	40	—	40
Proceeds on sale of short-term investments	—	—	—	21	—	21

Net cash (used in) provided by investing activities	—	—	(17)	119	—	102

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of 2010 senior notes	—	—	(160)	—	—	(160)
Repayments of debt	—	—	(930)	1	—	(929)
Senior notes issued, net of debt issuance costs	—	482	296	—	—	778
Proceeds from issue of shares	—	—	—	18	—	18
Amounts owed by and to Group undertakings	—	(646)	525	121	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	—	(703)	—	(336)	865	(174)
Acquisition of noncontrolling interests	—	—	—	(33)	—	(33)
Dividends paid to noncontrolling interests	—	—	—	(17)	—	(17)

Net cash used in financing activities	—	(867)	(269)	(245)	865	(516)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	104	(100)	—	4
Effect of exchange rate changes on cash and cash equivalents	—	—	—	11	—	11
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	—	176	—	176

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$104	$87	$—	$191

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2008
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$202	$426	$5	$577	$(986)	$224

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	6	—	6
Additions to fixed assets	—	—	(6)	(88)	—	(94)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(940)	—	(940)
Acquisitions of investments in associates	—	—	—	(31)	—	(31)
Proceeds from sale of continuing operations, net of cash disposed	—	—	—	11	—	11
Proceeds on sale of short-term investments	—	—	—	15	—	15

Net cash used in investing activities	—	—	(6)	(1,027)	—	(1,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of short-term debt, net of debt issuance costs	—	—	1,026	—	—	1,026
Proceeds from issue of long-term debt, net of debt issuance costs	—	—	643	—	—	643
Repayments of debt	—	—	(641)	—	—	(641)
Repurchase of shares	(75)	—	—	—	—	(75)
Proceeds from issue of shares	15	—	—	—	—	15
Amounts owed by and to Group undertakings	5	241	(1,100)	854	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	6	—	6
Dividends paid	(146)	(667)	—	(319)	986	(146)
Acquisition of noncontrolling interests	(2)	—	—	(5)	—	(7)
Dividends paid to noncontrolling interests	—	—	—	(13)	—	(13)

Net cash (used in) provided by financing activities	(203)	(426)	(72)	523	986	808

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	—	(73)	73	—	(1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(23)	—	(23)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	73	126	—	200

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$—	$176	$—	$176

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2007
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,128	$2,470	$291	$177	$(3,791)	$275

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and other intangible assets	—	—	—	27	—	27
Additions to fixed assets	—	—	(13)	(172)	—	(185)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(41)	—	(41)
Acquistions of investments in associates	—	—	—	(1)	—	(1)
Proceeds on sale of short-term investments	—	—	—	19	—	19

Net cash used in investing activities	—	—	(13)	(168)	—	(181)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	50	—	—	50
Repayments of debt	—	—	(200)	—	—	(200)
Senior notes issued, net of debt issuance costs	—	—	593	—	—	593
Repurchase of shares	(480)	—	—	—	—	(480)
Proceeds from issue of shares	22	—	—	3	—	25
Amounts owed by and to Group undertakings	(492)	1,071	(694)	115	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	9	—	9
Dividends paid	(143)	(3,606)	—	(185)	3,791	(143)
Acquisition of noncontrolling interests	(36)	—	—	(4)	—	(40)
Dividends paid to noncontrolling interests	—	—	—	(7)	—	(7)

Net cash used in financing activities	(1,129)	(2,535)	(251)	(69)	3,791	(193)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	(65)	27	(60)	—	(99)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	11	—	11
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2	65	46	175	—	288

CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$73	$126	$—	$200

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

In March 2009, Trinity Acquisition plc issued senior notes totaling $500 million in a private transaction (Note 17 — Debt). The debt securities are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited, Willis Group Limited and Willis North America.

Willis Group Holdings was incorporated on September 24, 2009 and as discussed in Note 2 replaced Willis-Bermuda as the ultimate parent company on December 31, 2009. Willis Netherlands Holdings B.V. was incorporated on November 27, 2009.

This debt has not been registered with the Securities Exchange Commission. If and when registered, any necessary financial statements will be provided.

The Company filed a shelf registration on Form S-3 under which Willis Group Holdings may offer debt securities, preferred stock, ordinary stock and other securities. In addition, Trinity Acquisition plc may offer debt securities (‘the Subsidiary Debt Securities’). The Subsidiary Debt Securities, if issued, will be guaranteed by certain of the Company’s subsidiaries.

Presented below is condensed consolidating financial information for:

(i)	Willis Group Holdings, which will be a guarantor, on a parent company only basis;

(ii)	the Other Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent;

(iii)	the Issuer, Trinity Acquisition plc;

(iv)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(v)	Eliminations; and

(vi)	Consolidated Company.

The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets of Willis Group Holdings, the Other Guarantors and the Issuer. Investments in subsidiaries in the condensed consolidating balance sheet for Other, represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.

The entities included in the Other Guarantors column are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited and TA III Limited.

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2009
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$3,210	$—	$3,210
Investment income	—	—	—	50	—	50
Other income	—	—	—	3	—	3

Total revenues	—	—	—	3,263	—	3,263

EXPENSES
Salaries and benefits	—	—	—	(1,836)	9	(1,827)
Other operating expenses	—	6	(13)	(592)	4	(595)
Depreciation expense	—	—	—	(60)	—	(60)
Amortization of intangible assets	—	—	—	(100)	—	(100)
Net gain on disposal of operations	—	—	—	13	—	13

Total expenses	—	6	(13)	(2,575)	13	(2,569)

OPERATING INCOME (LOSS)	—	6	(13)	688	13	694
Investment income from Group undertakings	—	574	213	1,126	(1,913)	—
Interest expense	—	(163)	(93)	(678)	760	(174)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	—	417	107	1,136	(1,140)	520
Income taxes	—	36	(32)	(101)	1	(96)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	—	453	75	1,035	(1,139)	424
Interest in earnings of associates, net of tax	—	—	—	33	—	33

INCOME FROM CONTINUING OPERATIONS	—	453	75	1,068	(1,139)	457
Discontinued operations, net of tax	—	—	—	2	—	2

NET INCOME	—	453	75	1,070	(1,139)	459
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	(17)	(21)
EQUITY ACCOUNT FOR SUBSIDIARIES	438	(55)	(131)	—	(252)	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$438	$398	$(56)	$1,066	$(1,408)	$438

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2008
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$2,744	$—	$2,744
Investment income	—	—	—	393	(312)	81
Other income	—	—	—	2	—	2

Total revenues	—	—	—	3,139	(312)	2,827

EXPENSES
Salaries and benefits	—	—	—	(1,647)	9	(1,638)
Other operating expenses	(12)	—	30	(649)	28	(603)
Depreciation expense	—	—	—	(54)	—	(54)
Amortization of intangible assets	—	—	—	(23)	(13)	(36)
Gain on disposal of London Headquarters	—	—	—	7	—	7
Net gain on disposal of operations	(5)	—	—	—	5	—

Total expenses	(17)	—	30	(2,366)	29	(2,324)

OPERATING (LOSS) INCOME	(17)	—	30	773	(283)	503
Investment income from Group undertakings	222	351	231	612	(1,416)	—
Interest expense	(2)	(65)	(36)	(675)	673	(105)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	203	286	225	710	(1,026)	398
Income taxes	—	12	(282)	173	—	(97)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	203	298	(57)	883	(1,026)	301
Interest in earnings of associates, net of tax	—	—	—	22	—	22

INCOME (LOSS) FROM CONTINUING OPERATIONS	203	298	(57)	905	(1,026)	323
Discontinued operations, net of tax	—	—	—	1	—	1

NET INCOME (LOSS)	203	298	(57)	906	(1,026)	324
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	(17)	(21)
EQUITY ACCOUNT FOR SUBSIDIARIES	100	(269)	155	—	14	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$303	$29	$98	$902	$(1,029)	$303

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2007
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$2,463	$—	$2,463
Investment income	—	—	—	190	(94)	96
Other income	—	—	—	19	—	19

Total revenues	—	—	—	2,672	(94)	2,578

EXPENSES
Salaries and benefits	—	—	—	(1,465)	17	(1,448)
Other operating expenses	(2)	—	(1)	(476)	19	(460)
Depreciation expense	—	—	—	(52)	—	(52)
Amortization of intangible assets	—	—	—	(2)	(12)	(14)
Gain on disposal of London Headquarters	—	—	—	14	—	14
Net gain on disposal of operations	—	—	—	2	—	2

Total expenses	(2)	—	(1)	(1,979)	24	(1,958)

OPERATING (LOSS) INCOME	(2)	—	(1)	693	(70)	620
Investment income from Group undertakings	1,138	1,508	610	1,096	(4,352)	—
Interest expense	(8)	(12)	(35)	(381)	370	(66)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	1,128	1,496	574	1,408	(4,052)	554
Income taxes	—	3	(37)	(102)	(8)	(144)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	1,128	1,499	537	1,306	(4,060)	410
Interest in earnings of associates, net of tax	—	—	—	16	—	16

INCOME FROM CONTINUING OPERATIONS	1,128	1,499	537	1,322	(4,060)	426

NET INCOME	1,128	1,499	537	1,332	(4,060)	426
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(14)	(17)
EQUITY ACCOUNT FOR SUBSIDIARIES	(719)	(3,399)	(2,402)	—	6,520	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$409	$(1,900)	$(1,865)	$1,319	$2,446	$409

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2009
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

ASSETS
Cash and cash equivalents	$—	$—	$—	$191	$—	$191
Fiduciary funds — restricted	—	—	—	1,683	—	1,683
Accounts receivable	—	698	2,489	14,720	(9,269)	8,638
Fixed assets	—	—	—	352	—	352
Goodwill	—	—	—	1,722	1,555	3,277
Other intangible assets	—	—	—	542	30	572
Investments in associates	—	—	—	76	80	156
Deferred tax assets	—	—	—	97	(15)	82
Pension benefits asset	—	—	—	69	—	69
Other assets	—	37	17	989	(440)	603
Investments in subsidiaries	2,180	3,051	2,366	2,882	(10,479)	—

TOTAL ASSETS	$2,180	$3,786	$4,872	$23,323	$(18,538)	$15,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$3,040	$1,289	$14,769	$(9,412)	$9,686
Deferred revenue and accrued expenses	—	—	—	324	(23)	301
Deferred tax liabilities	—	—	—	44	(15)	29
Income taxes payable	—	1	32	258	(245)	46
Short-term debt	—	—	—	209	—	209
Long-term debt	—	—	500	1,665	—	2,165
Liability for pension benefits	—	—	—	187	—	187
Other liabilities	—	—	—	755	16	771

Total liabilities	—	3,041	1,821	18,211	(9,679)	13,394

Total Willis Group Holdings stockholders’ equity	2,180	745	3,051	5,108	(8,904)	2,180
Noncontrolling interests	—	—	—	4	45	49

Total equity	2,180	745	3,051	5,112	(8,859)	2,229

TOTAL LIABILITIES AND EQUITY	$2,180	$3,786	$4,872	$23,323	$(18,538)	$15,623

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2008
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

ASSETS
Cash and cash equivalents	$—	$—	$—	$176	$—	$176
Fiduciary funds — restricted	—	—	—	1,854	—	1,854
Short-term investments	—	—	—	20	—	20
Accounts receivable	1,303	515	1,844	17,615	(12,146)	9,131
Fixed assets	—	—	—	312	—	312
Goodwill	—	—	—	1,756	1,519	3,275
Other intangible assets	—	—	—	682	—	682
Investments in associates	—	—	—	338	(65)	273
Deferred tax assets	—	—	—	73	3	76
Pension benefits asset	—	—	—	111	—	111
Other assets	3	13	—	802	(326)	492
Investments in subsidiaries	628	2,037	3,492	2,871	(9,028)	—

TOTAL ASSETS	$1,934	$2,565	$5,336	$26,610	$(20,043)	$16,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$42	$2,617	$840	$18,999	$(12,184)	$10,314
Deferred revenue and accrued expenses	2	—	—	465	4	471
Deferred tax liabilities	—	—	—	13	8	21
Income taxes payable	—	—	291	—	(273)	18
Short-term debt	—	—	—	785	—	785
Long-term debt	—	—	—	1,865	—	1,865
Liability for pension benefits	—	—	—	237	—	237
Other liabilities	45	—	—	729	22	796

Total liabilities	89	2,617	1,131	23,093	(12,423)	14,507

Total Willis Group Holdings stockholders’ equity	1,845	(52)	4,205	3,513	(7,666)	1,845
Noncontrolling interests	—	—	—	4	46	50

Total equity	1,845	(52)	4,205	3,517	(7,620)	1,895

TOTAL LIABILITIES AND EQUITY	$1,934	$2,565	$5,336	$26,610	$(20,043)	$16,402

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2009
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$416	$351	$516	$(865)	$418

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	20	—	20
Additions to fixed assets	—	—	—	(96)	—	(96)
Acquisitions of investments in associates	—	—	—	(42)	—	(42)
Proceeds from reorganization of investments in associates (Note 6)	—	—	—	155	—	155
Proceeds from sale of continuing operations, net of cash disposed	—	—	—	4	—	4
Proceeds from sale of discontinued operations, net of cash disposed	—	—	—	40	—	40
Proceeds on sale of short-term investments	—	—	—	21	—	21

Net cash provided by investing activities	—	—	—	102	—	102

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of 2010 senior notes	—	—	—	(160)	—	(160)
Repayments of debt	—	—	—	(929)	—	(929)
Senior notes issued, net of debt issuance costs	—	—	482	296	—	778
Proceeds from issue of shares	—	—	—	18	—	18
Amounts owed by and to Group undertakings	—	253	(799)	546	—	—
Excess tax for benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	—	(669)	(34)	(336)	865	(174)
Acquisition of noncontrolling interests	—	—	—	(33)	—	(33)
Dividends paid to noncontrolling interests	—	—	—	(17)	—	(17)

Net cash used in financing activities	—	(416)	(351)	(614)	865	(516)

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—	4	—	4
Effect of exchange rate changes on cash and cash equivalents	—	—	—	11	—	11
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	—	176	—	176

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$—	$191	$—	$191

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2008
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$202	$285	$170	$553	$(986)	$224

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	6	—	6
Additions to fixed assets	—	—	—	(94)	—	(94)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(940)	—	(940)
Acquisitions of investments in associates	—	—	—	(31)	—	(31)
Proceeds from sale of continuing operations, net of cash disposed	—	—	—	11	—	11
Proceeds on sale of short-term investments	—	—	—	15	—	15

Net cash used in investing activities	—	—	—	(1,033)	—	(1,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of short-term debt, net of issuance costs	—	—	—	1,026	—	1,026
Proceeds from issue of long-term debt, net of issuance costs	—	—	—	643	—	643
Repayment of debt	—	—	—	(641)	—	(641)
Repurchase of shares	(75)	—	—	—	—	(75)
Proceeds from issue of shares	15	—	—	—	—	15
Amounts owed by and to Group undertakings	5	166	(98)	(73)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	6	—	6
Dividends paid	(146)	(451)	(72)	(463)	986	(146)
Acquisition of noncontrolling interests	(2)	—	—	(5)	—	(7)
Dividends paid to noncontrolling interests	—	—	—	(13)	—	(13)

Net cash (used in) provided by financing activities	(203)	(285)	(170)	480	986	808

DECREASE IN CASH AND CASH EQUIVALENTS	(1)	—	—	—	—	(1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(23)	—	(23)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	—	199	—	200

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$—	$176	$—	$176

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2007
	Willis Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
	(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,128	$1,496	$497	$945	$(3,791)	$275

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	27	—	27
Additions to fixed assets	—	—	—	(185)	—	(185)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(41)	—	(41)
Acquisitions of investments in associates	—	—	—	(1)	—	(1)
Proceeds on sale of short-term investments	—	—	—	19	—	19

Net cash used in investing activities	—	—	—	(181)	—	(181)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	50	—	50
Repayments of debt	—	—	—	(200)	—	(200)
Senior notes issued, net of issuance costs	—	—	—	593	—	593
Repurchase of shares	(480)	—	—	—	—	(480)
Proceeds from issue of shares	22	—	—	3	—	25
Amounts owed by and to Group undertakings	(492)	690	(47)	(151)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	9	—	9
Dividends paid	(143)	(2,186)	(450)	(1,155)	3,791	(143)
Acquisition of noncontrolling interests	(36)	—	—	(4)	—	(40)
Dividends paid to noncontrolling interests	—	—	—	(7)	—	(7)

Net cash used in financing activities	(1,129)	(1,496)	(497)	(862)	3,791	(193)

DECREASE IN CASH AND CASH EQUIVALENTS	(1)	—	—	(98)	—	(99)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	11	—	11
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2	—	—	286	—	288

CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$—	$199	$—	$200

WILLIS GROUP HOLDINGS PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	QUARTERLY FINANCIAL DATA

Quarterly financial data for 2009 and 2008 were as follows:

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share data) (unaudited)

2009
Total revenues	$930	$784	$725	$824
Total expenses	(656)	(619)	(643)	(651)
Net income attributable to Willis Group Holdings	193	87	79	79
Earnings per share — continuing operations
— Basic	$1.15	$0.52	$0.46	$0.47
— Diluted	$1.15	$0.52	$0.46	$0.47
Earnings per share — discontinued operations
— Basic	$0.01	$—	$0.01	$—
— Diluted	$0.01	$—	$0.01	$—
2008
Total revenues	$795	$661	$579	$792
Total expenses	(570)	(584)	(513)	(657)
Net income attributable to Willis Group Holdings	166	39	36	62
Earnings per share — continuing operations
— Basic	$1.17	$0.28	$0.25	$0.37
— Diluted	$1.16	$0.27	$0.25	$0.37

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A —	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the criteria related to internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our independent registered public accountants, Deloitte LLP, who have audited and reported on our financial statements, have undertaken an assessment of the Company’s internal control over financial reporting. Deloitte’s report is presented below.

February 26, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Willis Group Holdings Public Limited Company
Dublin, Ireland

We have audited the internal control over financial reporting of Willis Group Holdings Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of the noncontrolling interest guidance from Accounting Standards Codification 810, Consolidations (formerly Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB 51).

Deloitte LLP
London, United Kingdom
February 26, 2010

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B —	Other Information

None.

PART III

Item 10 —	Directors, Executive Officers and Corporate Governance

Except for the information regarding executive officers (other than Joseph J. Plumeri) required by Item 401 of Regulation S-K which is set forth below as of February 19, 2010, we incorporate the information required by this item by reference to the headings ‘Election of Directors’, ‘Corporate Governance’, ‘Section 16 Beneficial Ownership Reporting Compliance’ and ‘Ethical Code’ in our definitive Proxy Statement for our 2010 Annual General Meeting of Shareholders (our ‘2010 Proxy Statement’).

Donald J. Bailey — Mr. Bailey, age 45, was appointed an executive officer and Chief Executive Officer of Willis North America on September 29, 2006. In October 2008, he was appointed Chairman and Chief Executive Officer of Willis HRH. Mr. Bailey joined the Willis Group in March 2003, and held several senior positions, including Chief Operating Officer of Willis North America. Prior to joining Willis he had been with Allianz Insurance Company, Aon and Marsh. Mr. Bailey has 23 years of experience in the insurance industry.

Adam G. Ciongoli — Mr. Ciongoli, age 41, was appointed an executive officer and Group General Counsel on March 26, 2007. He was appointed Group Secretary on August 1, 2009. Prior to joining the Willis Group, he served as a counselor and law clerk to US Supreme Court Justice Samuel A. Alito, Jr. during the Justice’s first Term on the Court. Previously, Mr. Ciongoli was Senior Vice President and General Counsel for TimeWarner Europe, and the Counselor to United States Attorney General John Ashcroft. Mr. Ciongoli also serves as a special consultant to the New York City Police Department, and as an adjunct professor of law at Columbia University Law School.

Susan A. Sztuka-Gunn — Ms. Sztuka-Gunn, age 38, was appointed an executive officer on April 10, 2007. She was appointed Group Director of Human Resources on April 1, 2007, having joined the Willis Group in December 2005 as Senior Vice President of Human Resources for Willis North America. Prior to joining the Willis Group, Ms. Sztuka-Gunn held senior positions at Seagram, Vivendi Universal and Revlon. She has 17 years of experience in the human resources sector.

Peter Hearn — Mr. Hearn, age 54, was appointed an executive officer on April 10, 2007. Mr. Hearn joined the Willis Group in January 1994 as a Senior Vice President to open and manage the Philadelphia office and was appointed Eastern Region Manager in October 1994 and Executive Vice President in 1997. Most recently, Mr. Hearn was appointed Chief Executive Officer of Willis Re. in November 2006. Prior to joining Willis, Mr. Hearn served as Vice President and Principal of Towers Perrin Reinsurance. Mr. Hearn has 31 years of experience in the insurance brokerage industry.

David B. Margrett — Mr. Margrett, age 56, was appointed an executive officer on January 25, 2005. Mr. Margrett joined the Willis Group in September 2004 as a Managing Director of Global Markets. He was appointed Chief Executive Officer, Global Specialties in January 2005 and Chairman and Chief Executive Officer of Willis Limited on April 1, 2007. Prior to joining the Willis Group, Mr. Margrett had been with Heath Lambert Group, or its predecessors, since 1973, holding a number of senior positions, including Chief Executive from 1996 to 2004. Mr. Margrett has 36 years experience of the insurance industry.

Grahame J. Millwater — Mr. Millwater, age 46, was appointed an executive officer on December 18, 2001. He was appointed Group President on February 29, 2008, having been Chief Operating Officer since November 29, 2006. He has held several other senior positions since joining the Willis Group in September 1985, including Chairman and Chief Executive Officer Willis Re. Mr. Millwater has 24 years of experience in the insurance brokerage industry, all of which have been with us.

Patrick C. Regan — Mr. Regan, age 43, was appointed an executive officer on January 1, 2006, and was appointed Group Chief Financial Officer on March 3, 2006. Mr. Regan was additionally appointed Group Chief Operating Officer on February 29, 2008. Before joining the Willis Group, Mr. Regan was Group Financial Controller for Royal & Sun Alliance for two years, prior to which he held senior finance positions in both Axa Insurance and GE Capital. Mr. Regan has 21 years of finance experience gained in both the UK and USA. Mr. Regan resigned as Group Chief Operating Officer and Group Chief Financial Officer effective February 19, 2010.

Sarah J. Turvill — Ms. Turvill, age 56, was appointed an executive officer on July 1, 2001. Ms. Turvill joined the Willis Group in May 1978 and has held a number of senior management roles in our international business, particularly in Europe where she was Managing Director from 1995 to 2001. Ms. Turvill is currently Chief Executive Officer of Willis International, a position she has held since July 2001, and was additionally appointed Chairman in November 2006. She has 31 years of experience in the insurance brokerage industry, all of which have been with the Willis Group.

Stephen E. Wood — Mr. Wood, age 46, was appointed an executive officer and Interim Chief Financial Officer effective immediately upon the departure of Mr. Patrick Regan as Group Chief Operating Officer and Chief Financial Officer on February 19, 2010. Mr. Wood joined the Willis Group in October 2006 as Global Group Financial Controller, responsible for external reporting, treasury and financial planning and analysis. Mr. Wood has over 20 years experience gained in banking, finance and public accounting. Prior to joining Willis, from 2004 to 2006, he was Divisional Chief Operating Officer — Annuities at GE Life (UK), a subsidiary of General Electric.

Timothy D. Wright — Mr. Wright, age 48, was appointed an executive officer and Group Chief Operating Officer on September 1, 2008. Prior to joining the Willis Group, he was a Partner of Bain & Company where he led their Financial Services practice in London. Mr. Wright was previously UK Managing Partner of Booz Allen & Hamilton and led their insurance work globally. He has more than 20 years of experience in the insurance and financial service industries internationally.

Item 11 —	Executive Compensation

The information under the heading ‘Executive Compensation’ in the 2010 Proxy Statement is incorporated herein by reference. Nothing in this report shall be construed to incorporate by reference the Board Compensation Committee Report on Executive Compensation which is contained in the 2010 Proxy Statement.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the headings ‘Securities Authorized for Issuance Under Equity Compensation Plans’ and ‘Security Ownership-Security Ownership of Certain Beneficial Owners and Management’ in the 2010 Proxy Statement is incorporated herein by reference.

Item 13 —	Certain Relationships and Related Transactions, and Director Independence

The information under the headings ‘Certain Relationships and Related Transactions’ and ‘Corporate Governance’ in the 2010 Proxy Statement is incorporated herein by reference.

Item 14 —	Principal Accounting Fees and Services

The information under the headings ‘Fees Paid to Independent Auditors’ and ‘Audit Committee Report’ in the 2010 Proxy Statement is incorporated herein by reference. Nothing in this report shall be construed to incorporate by reference the Board Audit Committee Report which is contained in the 2010 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements of the Company consisting of:

(a)	Report of Independent Registered Public Accounting Firm.

(b)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

(c)	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2009.

(d)	Consolidated Balance Sheets as of December 31, 2009 and 2008.

(e)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009.

(f)	Consolidated Statements of Changes in Equity and Comprehensive Income for each of the three years in the period ended December 31, 2009.

(g)	Notes to the Consolidated Financial Statements.

(2)	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

(a)	Schedule II — Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

(3) Exhibits:

2.1	Scheme of Arrangement between Willis Group Holdings Limited and the Scheme Shareholders (incorporated by reference to Annex A to Willis Group Holdings Limited’s Definitive Proxy Statement on Schedule 14A filed on November 2, 2009)
3.1	Memorandum and Articles of Association of Willis Group Holdings Public Limited Company (incorporated herein by reference to Exhibit No. 3.1 to the Company’s Form 8-K filed on January 4, 2010)
3.2	Certificate of Incorporation of Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit No. 3.2 to the Company’s Form 8-K filed on January 4, 2010)
4.1	Senior Indenture dated as of July 1, 2005, and First Supplemental Indenture, dated as of July 1, 2005, among Willis North America Inc., as the Issuer, Willis Group Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York (f/k/a JPMorgan Chase Bank, N.A.), as the Trustee, for the issuance of the 5.125% Senior Notes due 2010 and the 5.625% senior notes due 2015 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 8-K filed on July 1, 2005)
4.2	Second Supplemental Indenture dated as of March 28, 2007 among Willis North America Inc., as the Issuer, Willis Group Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York, as the Trustee, for the issuance of the 6.20% senior notes due 2017 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 8-K filed on March 30, 2007)
4.3	Third Supplemental Indenture dated as of October 1, 2008 among Willis North America Inc., as the Issuer, Willis Group Holdings Limited, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 10-Q filed on November 10, 2008)

4.4	Fourth Supplemental Indenture dated as of September 29, 2009 among Willis North America Inc., as the Issuer, Willis Group Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York, as the Trustee, for the issuance of the 7.00% senior notes due 2019 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 8-K filed on September 29, 2009)
4.5	Fifth Supplemental Indenture dated as of December 31, 2009 among Willis North America Inc., as the Issuer, Willis Group Holdings Limited, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 4, 2010)
4.6	Indenture dated as of March 6, 2009, among Trinity Acquisition Limited, as Issuer, Willis Group Holdings Limited, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited, Willis Group Limited and Willis North America Inc., as the Guarantors, and The Bank of New York Mellon, as the Trustee; for the issuance of 12.875% senior notes due 2016 (incorporated by reference to Exhibit 4.2 to Willis Group Holdings Limited’s Form 8-K filed on March 12, 2009)
4.7	First Supplemental Indenture dated as of November 18, 2009 among Trinity Acquisition plc, as the Issuer, Willis Group Holdings Limited, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited, Willis Group Limited and Willis North America Inc., as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of March 6, 2009 (incorporated by reference to Exhibit No. 4.3 to the Company’s Form 8-K filed on January 4, 2010)
4.8	Second Supplemental Indenture dated as of December 31, 2009 among Trinity Acquisition plc, as the Issuer, Willis Group Holdings Limited, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited, Willis Group Limited and Willis North America Inc., as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of March 6, 2009 (incorporated by reference to Exhibit No. 4.2 to the Company’s Form 8-K filed on January 4, 2010)
4.9	Note Purchase Agreement dated February 10, 2009, among Trinity Acquisition Limited, as Issuer, Willis Group Holdings Limited, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited, Willis Group Limited and Willis North America Inc., as the Guarantors, for the purchase by GSMP V Onshore International, Ltd., GSMP V Offshore International, Ltd., GSMP V Institutional International, Ltd. and GS Mezzanine Partners V Institutional L.P. of $500,000,000 aggregate principal amount of the Issuer’s 12.875% senior notes due 2016 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 8-K filed on March 12, 2009)
4.10	Registration Rights Agreement dated as of March 6, 2009, among Trinity Acquisition Limited, as Issuer, Willis Group Holdings Limited, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited, Willis Group Limited and Willis North America Inc., as the Guarantors, and GSMP V Onshore International, Ltd., GSMP V Offshore International, Ltd., GSMP V Institutional International, Ltd. and GS Mezzanine Partners V Institutional L.P., as Initial Purchasers, granting registration rights for the 12.875% senior notes due 2016 (incorporated by reference to Exhibit 4.3 to Willis Group Holdings Limited’s Form 8-K filed on March 12, 2009)
10.1	Credit Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Limited, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender and Bank of America Securities LLC, as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited’s Form 8-K filed on October 6, 2008)
10.2	First Amendment dated November 14, 2008 to the Credit Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Limited, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender and Bank of America Securities LLC, as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited’s Form 8-K filed on November 25, 2008)

10.3	Second Amendment dated February 4, 2009 to the Credit Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Limited, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender and Bank of America Securities LLC, as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited’s Form 8-K filed on February 6, 2009)
10.4	Third Amendment dated October 28, 2009 to the Credit Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Limited, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender and Bank of America Securities LLC, as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited’s Form 8-K filed on November 2, 2009)
10.5	Fourth Amendment dated as of November 18, 2009 to the Credit Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Limited, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and Bank of America Securities LLC, as Sole Lead Arranger (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 4, 2010)
10.6	Guaranty Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Limited, the other Guarantors party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 4, 2010)
10.7	Supplement to Guaranty dated as of December 31, 2009 under the Guaranty Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Limited, the other Guarantors party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 4, 2010)
10.8	Deed Poll of Assumption dated as of December 31, 2009 between Willis Group Holdings Limited and Willis Group Limited Public Limited Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 4, 2010)†
10.9	1998 Share Purchase and Option Plan for Key Employees of Willis Group Holdings (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on January 4, 2010)†
10.10	Willis Award Plan for Key Employees of Willis Group Holdings (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on January 4, 2010)†
10.11	Willis Group Senior Management Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on January 4, 2010)†
10.12	Willis Group Holdings 2001 North America Employee Share Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on January 4, 2010)†
10.13	Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on January 4, 2010)†
10.14	Form of Performance-Based Option Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on January 4, 2010)†
10.15	The Willis Group Holdings 2001 Bonus and Share Plan (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on January 4, 2010)†
10.16	The Willis Group Holdings 2004 Bonus and Share Plan (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on January 4, 2010)†
10.17	Rules of the Willis Group Holdings Sharesave Plan 2001 for the United Kingdom (incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on January 4, 2010)†
10.18	The Willis Group Holdings Irish Sharesave Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on January 4, 2010)†
10.19	The Willis Group Holdings International Sharesave Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on January 4, 2010)†
10.20	Willis Group Holdings 2008 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on January 4, 2010)†

10.21	Form of Performance-Based Restricted Share Units Award Agreement under the Willis Group Holdings 2008 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K filed on January 4, 2010)†
10.22	Form of Performance-Based Option Award Agreement under the Willis Group Holdings 2008 Share Purchase and Option Plan†*
10.23	Hilb Rogal and Hamilton Company 2000 Share Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K filed on January 4, 2010)†
10.24	Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed on January 4, 2010)†
10.25	Amended and Restated Willis US 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed on November 20, 2009)†
10.26	Form of Deed of Indemnity of Willis Group Limited Public Limited Company with directors and officers (incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K filed on January 4, 2010)†
10.27	Form of Indemnification Agreement of Willis North America Inc. with directors and officers (incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed on January 4, 2010)†
10.28	Form of Employment Agreement dated March 13, 2007 between Willis Limited and Grahame J. Millwater (incorporated by reference to Exhibit No. 10.2 to Willis Group Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)†
10.29	Letter dated as of December 30, 2009 regarding Amended and Restated Employment Agreement, dated as of March 25, 2001 (as amended), between Willis Group Holdings Limited, Willis North America Inc. and Joseph J. Plumeri (incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K filed on January 4, 2010)†
10.30	2010 Amended and Restated Employment Agreement, dated as of January 1, 2010, by and between Willis North America, Inc. and Joseph J. Plumeri (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 22, 2010)†
10.31	Form of Employment Agreement dated March 13, 2007, between Willis Limited and Patrick C. Regan (incorporated by reference to Exhibit 10.3 to Willis Group Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)†
10.32	Form of Employment Agreement dated December 17, 2007 between Willis Limited and Timothy D. Wright (incorporated by reference to Exhibit 10.2 to Willis Group Holdings Limited’s Form 8-K filed on February 29, 2008)†
10.33	Form of Employment Agreement dated January 24, 1994, between Willis Faber North America, Inc. and Peter C. Hearn (incorporated by reference to Exhibit No. 10.28 to Willis Group Holdings Limited’s Annual Report on Form 10-K for the year ended December 31, 2007)†
10.34	Agreement of Restrictive Covenants and Other Obligations dated as of May 6, 2008 between the Company and Peter Hearn (incorporated by reference to Exhibit 10.2 to Willis Group Holdings Limited’s Form 8-K filed on June 26, 2008)†
10.35	Employment Agreement, dated July 17, 2006, and as amended between, Willis Limited and Stephen E. Wood†*
10.36	Form of Willis Retention Award Letter (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited’s Form 8-K filed on March 11, 2009)†
10.37	Investment and Share Purchase Agreement dated as of November 18, 2009 by and among Willis Europe BV, Astorg Partners, Soleil, Alcee, the Lucas family shareholders, the Gras family shareholders, key managers of Gras Savoye & Cie and other minority shareholders of Gras Savoye*
10.38	Shareholders Agreement dated as of December 17, 2009 by and among Willis Europe BV, Astorg Partners, Soleil, Alcee, the Lucas family shareholders, the Gras family shareholders, key managers of Gras Savoye & Cie and other minority shareholders of Gras Savoye*

10.39	Amended and Restated Assurance of Discontinuance between the Attorney General of the State of New York and the Company on behalf of itself and its subsidiaries named therein and the Amended and Restated Stipulation between the Superintendent of Insurance of the State of New York and the Company on behalf of itself and the subsidiaries named therein, effective as of February 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2010)
10.40	Agreement between the Attorney General of the State of Connecticut and the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and its subsidiaries and affiliates dated August 31, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report filed by Hilb Rogal & Hobbs Company on Form 8-K dated August 31, 2005, File No. 0-15981) ,BP
10.41	Stipulation and Consent Order between the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and Hilb Rogal & Hobbs of Connecticut, LLC dated August 31, 2005 (incorporated by reference to Exhibit 10.2 to Current Report filed by the Hilb Rogal & Hobbs Company on Form 8-K dated August 31, 2005, File No. 0-15981)
21.1	List of subsidiaries*
23.1	Consent of Deloitte LLP*
31.1	Certification Pursuant to Rule 13a-14(a)*
31.2	Certification Pursuant to Rule 13a-14(a)*
32.1	Certification Pursuant to 18 USC. Section 1350*
32.2	Certification Pursuant to 18 USC. Section 1350*

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SCHEDULE II

WILLIS GROUP HOLDINGS PLC

VALUATION AND QUALIFYING ACCOUNTS

		Additions/
	Balance	(releases)			Balance
	at	charged to	Deductions/	Foreign	at
	beginning	costs and	other	exchange	end of
Description	of year	expenses	movements	differences	year
	(millions)

Year ended December 31, 2009
Provision for bad and doubtful debts	$24	$6	$(11)	$1	$20
Deferred tax valuation allowance	85	—	2	5	92

Year ended December 31, 2008
Provision for bad and doubtful debts	$32	$12	$(17)	$(3)	$24
Deferred tax valuation allowance	69	34	—	(18)	85

Year ended December 31, 2007
Provision for bad and doubtful debts	$32	$10	$(11)	$1	$32
Deferred tax valuation allowance	73	—	(5)	1	69

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Willis Group Holdings PLC
(Registrant)

By:	/s/ STEPHEN E. WOOD
Stephen E. Wood
Interim Chief Financial Officer and
Global Group Financial Controller
(Principal Financial and Accounting Officer)

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 26th day of February 2010.

/s/ Joseph J. Plumeri	/s/ William W. Bradley
Joseph J. Plumeri	William W. Bradley
Chairman and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ Joseph A. Califano, Jr.	/s/ Anna C. Catalano
Joseph A. Califano, Jr.	Anna C. Catalano
Director	Director

/s/ Sir Roy Gardner	/s/ The Rt. Hon. Sir Jeremy Hanley, KCMG
Sir Roy Gardner	The Rt. Hon. Sir Jeremy Hanley, KCMG
Director	Director

/s/ Robyn S. Kravit
Robyn S. Kravit	Jeffrey B. Lane
Director	Director

/s/ Wendy E. Lane
Wendy E. Lane	James F. McCann
Director	Director

/s/ Douglas B. Roberts Douglas B. Roberts Director