Form 10-Q
period 2010-03-31
WILLIS GROUP HOLDINGS PLC
filed 2010-05-10
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of ‘large accelerated filer’, ‘accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 30, 2010, there were outstanding 169,509,601 ordinary shares, nominal value $0.000115 per share and 40,000 ordinary shares, nominal value €1, of the Registrant.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

Certain Definitions

The following definitions apply throughout this quarterly report unless the context requires otherwise:

‘We’, ‘Us’, ‘Company’, ‘Group’, ‘Willis’ or ‘Our’	Willis-Ireland and its subsidiaries and, prior to the effective time of the redomicile of the parent company discussed in Note 2 to the Notes to the Condensed Consolidated Financial Statements, Willis-Bermuda and its subsidiaries
‘Willis Group Holdings’ or ‘Willis-Ireland’	Willis Group Holdings Public Limited Company, a company organized under the laws of Ireland
‘Willis-Bermuda’	Willis Group Holdings Limited, a company organized under the laws of Bermuda
‘shares’	The ordinary shares of Willis-Ireland, nominal value $0.000115 per share
‘HRH’	Hilb Rogal & Hobbs Company

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, future capital expenditures, growth in commissions and fees, business strategies, competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, plans, and references to future successes are forward-looking statements. Also, when we use the words such as ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘probably’, or similar expressions, we are making forward-looking statements.

There are important uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•	the impact of any regional, national or global political, economic, business, competitive, market and regulatory conditions on our global business operations;

•	the impact of current financial market conditions on our results of operations and financial condition, including as a result of any insolvencies or other difficulties experienced by our clients, insurance companies or financial institutions;

•	our ability to continue to manage our significant indebtedness;

•	our ability to compete effectively in our industry;

•	our ability to implement or realize anticipated benefits of the Shaping Our Future, Right Sizing Willis, Funding for Growth initiatives or any other new initiatives;

•	material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane, or otherwise;

•	the volatility or declines in other insurance markets and the premiums on which our commissions are based, but which we do not control;

•	our ability to retain key employees and clients and attract new business;

•	the timing or ability to carry out share repurchases or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;

•	any fluctuations in exchange and interest rates that could affect expenses and revenue;

•	rating agency actions that could inhibit ability to borrow funds or the pricing thereof;

•	a significant decline in the value of investments that fund our pension plans or changes in our pension plan funding obligations;

•	our ability to achieve the expected strategic benefits of transactions;

•	changes in the tax or accounting treatment of our operations;

•	any potential impact from the new US healthcare reform legislation;

•	the potential costs and difficulties in complying with a wide variety of foreign laws and regulations and any related changes, given the global scope of our operations;

•	our involvements in and the results of any regulatory investigations, legal proceedings and other contingencies;

•	underwriting and advisory risks we assume in connection with our non-core capital markets and advisory operations;

•	our exposure to potential liabilities arising from errors and omissions and other potential claims against us; and

•	the interruption or loss of our information processing systems or failure to maintain secure information systems.

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results.

For more information see Part I, Item 1A ‘Risk Factors’ included in Willis’ Form 10-K for the year ended December 31, 2009. Copies of the 10-K are available online at http://www.sec.gov or www.willis.com.

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

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31,
	2010	2009
	(millions, except per
	share data)

REVENUES
Commissions and fees	$963	$915
Investment income	9	13
Other income	—	2

Total revenues	972	930

EXPENSES
Salaries and benefits (including share based compensation of $12 million in 2010 and $5 million in 2009 (Note 3))	(486)	(480)
Other operating expenses	(149)	(138)
Depreciation expense	(15)	(14)
Amortization of intangible assets	(21)	(24)

Total expenses	(671)	(656)

OPERATING INCOME	301	274
Interest expense	(43)	(38)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	258	236
Income taxes	(67)	(62)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	191	174
Interest in earnings of associates, net of tax	20	26

INCOME FROM CONTINUING OPERATIONS	211	200
Discontinued operations, net of tax (Note 4)	—	1

NET INCOME	211	201
Less: Net income attributable to noncontrolling interests	(7)	(8)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$204	$193

AMOUNTS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS SHAREHOLDERS
Income from continuing operations, net of tax	$204	$192
Income from discontinued operations, net of tax	—	1

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$204	$193

EARNINGS PER SHARE — BASIC AND DILUTED (Note 5)
BASIC EARNINGS PER SHARE
— Continuing operations	$1.21	$1.15

DILUTED EARNINGS PER SHARE
— Continuing operations	$1.20	$1.15

CASH DIVIDENDS DECLARED PER SHARE	$0.26	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(millions, except share data)

ASSETS
Cash and cash equivalents	$196	$191
Fiduciary funds — restricted	1,675	1,683
Accounts receivable, net of allowance for doubtful accounts of $17 million in 2010 and $20 million in 2009	10,528	8,638
Fixed assets, net of accumulated depreciation of $259 million in 2010 and $257 million in 2009	352	352
Goodwill (Note 10)	3,272	3,277
Other intangible assets, net of accumulated amortization of $198 million in 2010 and $179 million in 2009 (Note 11)	551	572
Investments in associates	172	156
Deferred tax assets	88	82
Pension benefits asset	95	69
Other assets	686	603

TOTAL ASSETS	$17,615	$15,623

LIABILITIES AND EQUITY
Accounts payable	$11,494	$9,686
Deferred revenue and accrued expenses	248	301
Deferred tax liabilities	27	29
Income taxes payable	82	46
Short-term debt (Note 12)	193	209
Long-term debt (Note 12)	2,204	2,165
Liability for pension benefits	179	187
Other liabilities	789	771

Total liabilities	15,216	13,394

COMMITMENTS AND CONTINGENCIES (Note 7)
EQUITY
Shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued and outstanding, 169,379,615 shares in 2010 and 168,661,172 shares in 2009. Shares, €1 nominal value; Authorized: 40,000; Issued and outstanding, 40,000 shares in 2010 and 2009	—	—
Additional paid-in capital	927	918
Retained earnings	2,019	1,859
Accumulated other comprehensive loss, net of tax (Note 14)	(594)	(594)
Treasury shares, at cost, 54,310 shares, $0.000115 nominal value, and 40,000 shares, €1 nominal value, in 2010 and 2009	(3)	(3)

Total Willis Group Holdings stockholders’ equity	2,349	2,180
Noncontrolling interests	50	49

Total equity	2,399	2,229

TOTAL LIABILITIES AND EQUITY	$17,615	$15,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2010	2009
	(millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$211	$201
Adjustments to reconcile net income to total net cash provided by operating activities:
Income from discontinued operations	—	(1)
Net gain on disposal of operations, fixed and intangible assets and short-term investments	—	(2)
Depreciation expense	15	14
Amortization of intangible assets	21	24
Release of provision for doubtful accounts	—	(1)
Benefit for deferred income taxes	(10)	(9)
Excess tax deficit from share-based payment arrangements	1	—
Share-based compensation (Note 3)	12	5
Undistributed earnings of associates	(20)	(26)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds — restricted	(25)	14
Accounts receivable	(1,997)	(647)
Accounts payable	1,936	653
Additional funding of UK and US pension plans	(8)	—
Other assets	(97)	(159)
Other liabilities	21	7
Non-cash Venezuela currency devaluation	12	—
Effect of exchange rate changes on net income	1	13

Net cash provided by continuing operating activities	73	86
Net cash used in discontinued operating activities	—	(2)

Total net provided by operating activities	73	84

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	2	6
Additions to fixed assets	(29)	(17)
Acquisitions of subsidiaries, net of cash acquired	(13)	(2)
Acquisition of investments in associates	(1)	(39)
Proceeds on sale of short-term investments	—	4

Net cash used in continuing investing activities	(41)	(48)
Net cash used in discontinued investing activities	—	—

Total net cash used in investing activities	(41)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	65	150
Proceeds from issue of short-term debt, net of debt issuance costs	—	1
Repayments of debt	(43)	(647)
Senior notes issued, net of debt issuance costs	—	482
Proceeds from issue of shares	11	2
Excess tax deficit from share-based payment arrangements	(1)	—
Dividends paid	(44)	(43)
Acquisition of noncontrolling interests	(4)	(2)
Dividends paid to noncontrolling interests	(1)	(1)

Net cash used in continuing financing activities	(17)	(58)
Net cash used in discontinued financing activities	—	—

Total net cash used in financing activities	(17)	(58)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15	(22)
Effect of exchange rate changes on cash and cash equivalents	(10)	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	191	176

CASH AND CASH EQUIVALENTS, END OF PERIOD	$196	$150

Cash and cash equivalents — reported as discontinued operations	—	(3)

Cash and cash equivalents — continuing operations	$196	$147

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	NATURE OF OPERATIONS

Willis Group Holdings plc (‘Willis Group Holdings’) and subsidiaries (collectively, the ‘Company’ or the ‘Group’) provide a broad range of insurance and reinsurance broking and risk management consulting services to its clients worldwide, both directly and indirectly through its associates. The Company provides both specialized risk management advisory and consulting services on a global basis to clients engaged in specific industrial and commercial activities, and services to small, medium and major corporates through its retail operations.

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

The accompanying condensed consolidated financial statements (‘Interim Financial Statements’) have been prepared in accordance with accounting principles generally accepted in the United States of America (‘US GAAP’).

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three month period ended March 31, 2010 may not necessarily be indicative of the operating results for the entire fiscal year.

These Interim Financial Statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and changes in equity for each of the three years in the period ended December 31, 2009 included in the Current Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010.

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

This transaction was accounted for as a merger between entities under common control; accordingly, the historical financial statements of Willis-Bermuda for periods prior to this transaction are considered to be the historical financial statements of Willis Group Holdings. No changes in capital structure, assets or liabilities resulted from this transaction, other than Willis Group Holdings has provided a guarantee of amounts due under certain borrowing arrangements of two of its subsidiaries as described in notes 17 and 18.

Devaluation of Venezuelan currency

With effect from January 1, 2010, the Venezuelan economy was designated as hyper-inflationary. The Venezuelan government also devalued the Bolivar Fuerte in January 2010. As a result of these actions, the Company recorded a $12 million charge in other expenses to reflect the re-measurement of its net assets denominated in Venezuelan Bolivar Fuerte at January 1, 2010.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a Variable Interest Entity (‘VIE’) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics:

•	the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and

•	the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

This new accounting guidance became effective January 1, 2010. The implementation of this guidance did not have a material effect on the Company’s financial position or results of operations.

3.	SALARIES AND BENEFITS

Severance costs

The Company incurred severance costs of $8 million in the three months ended March 31, 2010 (2009: $16 million). These costs relate to approximately 240 positions that have been or will be eliminated as part of the Company’s continuing focus on managing expense. Severance costs for these employees were recognized pursuant to the terms of their existing benefit arrangements or employment agreements.

Cash retention awards

The Company makes annual cash retention awards to its employees. Employees must repay a proportionate amount of these awards if they voluntarily leave the Company’s employ (other than in the event of retirement or permanent disability) before a certain time period, currently three years. The Company makes cash payments to its employees in the year it grants these retention awards and recognizes these payments ratably over the period they are subject to repayment, beginning in the quarter in which the award is made. The unamortized portion of cash retention awards is recorded within Other assets.

During the three months ended March 31, 2010 the Company made $169 million (2009: $111 million) of cash retention awards. Salaries and benefits for the three months ended March 31, 2010 included $28 million (2009: $18 million) of amortization of cash retention awards made on or before March 31, 2010. Unamortized cash retention awards totaled $233 million as of March 31, 2010 (December 31, 2009: $98 million; March 31, 2009: $127 million).

Share-based compensation

The Company incurred share-based compensation, reported within salaries and benefits, of $12 million in the three months ended March 31, 2010 (2009: $5 million).

During the three months ended March 31, 2009, the Company recorded a $5 million credit relating to the accumulated compensation expense for certain 2008 awards which were dependent upon performance targets which the Company no longer expects to achieve.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.	DISCONTINUED OPERATIONS

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

On September 1, 2009, the Company disposed of Managing Agency Group (‘MAG’), another US-based wholesale insurance operation acquired as part of the HRH acquisition. MAG achieved a breakeven result in the first quarter of 2009.

Three months
ended
March 31,
2009
(millions)

Revenues	$7

Income before income taxes	1
Income taxes	—

Income from discontinued operations	$1

Gain on disposal of discontinued operations, net of tax	—

Discontinued operations, net of tax	$1

Net assets and liabilities of discontinued operations consist of the following:

April 15,
2009
(millions)

Assets
Cash and cash equivalents	$1
Fiduciary funds — restricted	9
Accounts receivable	17
Fixed assets	1
Intangible assets	34
Other assets	2

Total assets	$64

Liabilities
Accounts payable	$24
Other liabilities	1

Total liabilities	$25

Net assets of discontinued operations	$39

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net income attributable to Willis Group Holdings by the average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company. At March 31, 2010, time-based and performance-based options to purchase 12.7 million and 8.6 million (2009: 15.9 million and 5.7 million) shares, respectively, and 1.9 million (2009: 1.3 million) restricted shares, were outstanding.

Basic and diluted earnings per share are as follows:

	Three months ended
	March 31,
	2010	2009
	(millions, except per
	share data)

Net income attributable to Willis Group Holdings	$204	$193

Basic average number of shares outstanding	169	167
Dilutive effect of potentially issuable shares	1	—

Diluted average number of shares outstanding	170	167

Basic earnings per share:
Continuing operations	$1.21	$1.15
Discontinued operations	—	0.01

Net income attributable to Willis Group Holdings shareholders	$1.21	$1.16

Dilutive effect of potentially issuable shares	(0.01)	—

Diluted earnings per share:
Continuing operations	$1.20	$1.15
Discontinued operations	—	0.01

Net income attributable to Willis Group Holdings shareholders	$1.20	$1.16

Options to purchase 14.2 million shares were not included in the computation of the dilutive effect of stock options for the three months ended March 31, 2010 because the effect was antidilutive (three months ended March 31, 2009: 21.2 million).

6.	PENSION PLANS

The components of the net periodic benefit cost of the UK, US and international defined benefit plans are as follows:

	Three months ended March 31,
	UK pension		US pension		Intl pension
	benefits		benefits		benefits
	2010	2009	2010	2009	2010	2009
	(millions)

Components of net periodic benefit cost (income):
Service cost	$9	$5	$—	$6	$1	$1
Interest cost	25	22	10	10	2	2
Expected return on plan assets	(36)	(29)	(11)	(9)	(2)	(2)
Amortization of unrecognized prior service gain	(1)	(1)	—	2	—	—
Amortization of unrecognized actuarial loss	9	8	1	—	—	1

Net periodic benefit cost	$6	$5	$—	$9	$1	$2

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	PENSION PLANS (Continued)

As of March 31, 2010, the Company had made contributions of $20 million, $8 million and $2 million to the UK, US and international defined benefit pension plans (2009: $20 million, $nil and $1 million), respectively. The Company expects to contribute approximately $87 million to the UK defined benefit pension plan, $30 million to the US plan and $8 million to the international plans for the full year 2010.

7.	COMMITMENTS AND CONTINGENCIES

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

The material actual or potential claims, lawsuits and other proceedings, of which the Company is currently aware, are:

Inquiries and Investigations

In connection with the investigation commenced by the New York State Attorney General in April 2004 concerning, among other things, contingent commissions paid by insurers to insurance brokers, in April 2005, the Company entered into an Assurance of Discontinuance (‘Original AOD’) with the New York State Attorney General and the Superintendent of the New York Insurance Department and paid $50 million to eligible customers. As part of the Original AOD, the Company also agreed not to accept contingent compensation and to disclose to customers any compensation the Company will receive in connection with providing policy placement services to the customer. The Company also resolved similar investigations commenced by the Minnesota Attorney General, the Florida Attorney General, the Florida Department of Financial Services and the Florida Office of Insurance Regulation for amounts that were not material to the Company.

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

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES (Continued)

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

On February 16, 2010, the Company entered into the Amended and Restated Assurance of Discontinuance with the Attorney General of the State of New York and the Amended and Restated Stipulation with the Superintendent of Insurance of the State of New York (the ‘Amended and Restated AOD’) on behalf of itself and its subsidiaries named therein. The Amended and Restated AOD was effective February 11, 2010 and supersedes and replaces the Original AOD.

The Amended and Restated AOD specifically recognizes that the Company has substantially met its obligations under the Original AOD and ends many of the requirements previously imposed. It relieves the Company of a number of technical compliance obligations that have imposed significant administrative and financial burdens on its operations. The Amended and Restated AOD no longer limits the types of compensation the Company can receive and has lowered the compensation disclosure requirements to clients that the AOD originally imposed.

The Amended and Restated AOD requires the Company to: (i) in New York, and each of the other 49 states of the United States, the District of Columbia and U.S. territories, provide compensation disclosure that will, at a minimum, comply with the terms of the applicable regulations, as may be amended from time to time, or the provisions of the AOD that existed prior to the adoption of the Amended and Restated AOD; and (ii) maintain its compliance programs and continue to provide appropriate training to relevant employees in business ethics, professional obligations, conflicts of interest and antitrust and trade practices compliance. In addition, in placing, renewing, consulting on or servicing any insurance policy, it prohibits the Company from directly or indirectly (a) accepting from or requesting of any insurer any promise or commitment to use any of the Company’s brokerage, agency, producing or consulting services in exchange for production of business to such insurer or (b) knowingly place, renew or consult on or service a client’s insurance business through a wholesale broker in a manner that is contrary to the client’s best interest.

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

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES (Continued)

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

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES (Continued)

ARIC alleged conspiracy between a former Willis Limited employee and the ARIC underwriter as well as negligence and CNA alleged deceit and negligence by the same Willis Limited employee both in connection with placements of personal accident reinsurance in the excess of loss market in London and elsewhere. ARIC asserted a claim of approximately $257 million (plus unspecified interest and costs). On June 9, 2009, Willis Limited entered into a settlement agreement pursuant to which Willis Limited agreed to pay a total of $139 million to ARIC in two installments. All installments have been paid by the Company. Each party has also released and waived all claims it may have against any of the other parties arising out of or in connection with the subject matter of the litigation. The settlement includes no admission of wrongdoing by any party. The $139 million required to fund the settlement agreement was covered by errors and omissions insurance.

On September 11, 2009, Willis Limited entered into a settlement agreement pursuant to which Willis Limited agreed to pay a total of $130 million to CNA in two instalments which were paid in 2009. Each party has also released and waived all claims it may have against any of the other parties arising out of or in connection with the subject-matter of the litigation. The settlement includes no admission of wrongdoing by any party. The Company has partially collected and believes it will collect in full the $130 million required to fund the settlement agreement from errors and omissions insurers.

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

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES (Continued)

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

Stanford Financial Group

On July 2, 2009, a putative class action complaint, captioned Troice, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:09-CV-01274-N, was filed in the U.S. District Court for the Northern District of Texas against Willis Group Holdings, Willis of Colorado, Inc. and a Willis associate, among others, relating to the collapse of The Stanford Financial Group (‘Stanford’), for which Willis of Colorado, Inc. acted as broker of record on certain lines of insurance. The complaint generally alleged that the defendants actively and materially aided Stanford’s alleged fraud by providing Stanford with certain letters regarding coverage that they knew would be used to help retain or attract actual or prospective Stanford client investors. The complaint alleged that these letters, which contain statements about Stanford and the insurance policies that the defendants placed for Stanford, contained untruths and omitted material facts and were drafted in this manner to help Stanford promote and sell its allegedly fraudulent certificates of deposit. The putative class consisted of Stanford investors in Mexico and the complaint asserted various claims under Texas statutory and common law and sought actual damages in excess of $1 billion, punitive damages and costs. On August 12, 2009, the plaintiffs filed an amended complaint, which, notwithstanding the addition of certain factual allegations and Texas common law claims, largely mirrored the original and sought the same relief.

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

On or about July 24, 2009, a motion was filed by certain individuals (collectively, the ‘Movants’) with the U.S. Judicial Panel on Multidistrict Litigation (the ‘JPML’) to consolidate and coordinate in the Northern District of Texas nine separate putative class actions — including the Troice and Ranni actions described above, as well as other actions against various Stanford-related entities and individuals and the Commonwealth of Antigua and Barbuda — relating to Stanford and its allegedly fraudulent certificates of deposit.

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

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES (Continued)

On or about August 10, 2009, the Movants filed with the JPML a Notice of Related Action that referred the Canabal action to the JPML. On October 6, 2009, the JPML ruled on the transfer motion, transferring seven of the subject actions (including the Troice and Ranni actions) — i.e., the original nine actions minus two that had since been dismissed — for consolidation or coordination in the Northern District of Texas. On October 27, 2009, the parties to the Canabal action stipulated to the designation of that action as an ‘xyz case’ properly part of the new Stanford MDL proceeding in the Northern District of Texas.

On September 14, 2009, a complaint, captioned Rupert, et al. v. Winter, et al., Case No. 2009C115137, was filed on behalf of 97 Stanford investors against Willis Group Holdings, Willis of Colorado, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). Based on substantially the same allegations as the Troice complaint, the Rupert complaint asserts claims under the Securities Act of 1933, as well as various Texas statutory and common law claims, and seeks rescission, damages, special damages and consequential damages of $79.1 million, treble damages of $237.4 million under the Texas Insurance Code, attorneys’ fees and costs. On October 20, 2009, certain defendants, including Willis of Colorado, Inc., (i) removed the Rupert action to the U.S. District Court for the Western District of Texas, (ii) notified the JPML of the pendency of this additional ‘tag-along’ action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. In November 2009, the JPML issued a conditional transfer order (the ‘CTO’) for the transfer of the Rupert action to the Northern District of Texas. On December 22, 2009, the plaintiffs filed a motion to vacate, or alternatively stay, the CTO, to which Willis of Colorado, Inc. responded on January 4, 2010. That motion is also currently pending. On April 1, 2010, the JPML denied the plaintiffs motion to vacate the CTO and issued a final transfer order for the transfer of the Rupert action to the U.S. District Court for the Northern District of Texas.

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

Commitments

In December 2009, the Company made a capital commitment of $25 million to Trident V, LP, an investment fund managed by Stone Point Capital. As at March 31, 2010 there had been no capital calls. The first call was made and met in April 2010 and was for $1 million.

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Accounting for derivative financial instruments

In addition to the note below, see Note 9 for information about the fair value hierarchy for derivatives.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Primary risks managed by derivative financial instruments

The Company uses derivative financial instruments to manage exposures arising from its operating activities. The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates.

Interest rate risk

As a result of its operating activities, the Company receives cash for premiums and claims which it deposits in short-term investments denominated in US dollars and other currencies. The Company earns interest on these funds, which is included in the financial statements as investment income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. In order to manage interest rate risk arising from these financial assets, the Company enters into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest in the significant currencies of these short-term investments. The use of interest rate contracts essentially converts groups of short-term variable rate investments to fixed rates.

The fair value of these contracts is recorded in other assets and other liabilities. For contracts that qualify as accounting hedges, changes in fair value are recorded as a component of other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. If contracts are deemed not to qualify for hedge accounting, changes in fair value are recorded in other operating expenses.

At March 31, 2010, the Company had the following derivative financial instruments that were designated as cash flow hedges of interest rate risk:

		Notional	Fair
		amount(i)	value
		(millions)

US dollar	Receive fixed — pay variable	$550	$15
Pound sterling	Receive fixed — pay variable	159	7
Euro	Receive fixed — pay variable	99	2

(i)	Notional amounts represent US dollar equivalents translated at the spot rate as of March 31, 2010.

During the three months ended March 31, 2010, the Company entered into a series of interest rate swaps for a total notional amount of $350 million to receive a fixed rate and pay a variable rate on a semi-annual basis, with a maturity date of July, 15, 2015. The Company has designated and accounts for these instruments as fair value hedges against its $350 million 5.625% senior notes due 2015. The fair values of the interest rate swaps are included within other assets or the liabilities and the fair value of the hedged element of the senior notes is included within the principal amount of the debt.

At March 31, 2010 and December 31, 2009 the Company’s interest rate swaps were designated as hedging instruments.

Foreign currency risk

The Company’s primary foreign exchange risks arise:

•	from changes in the exchange rate between US dollars and pounds sterling as its London market operations earn the majority of their revenues in US dollars and incur expenses predominantly in pounds sterling, and may also hold a significant net sterling asset or liability position on the balance sheet. In addition, the London market operations earn significant revenues in euros and Japanese yen; and

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Foreign currency risk (Continued)

•	from the translation into US dollars of the net income and net assets of its foreign subsidiaries, excluding the London market operations which are US dollar denominated.

The foreign exchange risks in its London market operations are hedged as follows:

•	To the extent that forecast pound sterling expenses exceed pound sterling revenues, the Company limits its exposure to this exchange rate risk by the use of forward contracts matched to specific, clearly identified cash outflows arising in the ordinary course of business;

•	To the extent the UK operations earn significant revenues in euros and Japanese yen, the Company limits its exposure to changes in the exchange rate between the US dollar and these currencies by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods; and

•	To the extent that the net sterling asset or liability position in its London market operations relate to short-term cash flows, the Company limits its exposure by the use of forward purchases and sales. These forward purchases and sales are not effective hedges for accounting purposes.

The Company does not hedge net income earned within foreign subsidiaries outside of the UK.

The fair value of foreign currency contracts is recorded in other assets and other liabilities. For contracts that qualify as accounting hedges, changes in fair value resulting from movements in the spot exchange rate are recorded as a component of other comprehensive income whilst changes resulting from a movement in the time value are recorded in interest expense. If contracts are deemed not to qualify for hedge accounting, the total change in fair value is recorded in interest expense. Amounts held in comprehensive income are reclassified into earnings when the hedged exposure affects earnings.

At March 31, 2010 and December 31, 2009 the Company did not have any foreign currency contracts not designated as hedging instruments.

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for pounds sterling at March 31, 2010:

		Fair
	Sell(i)	value
	(millions)

US dollar	$337	$(18)
Euro	157	6
Japanese yen	68	—

(i)	Foreign currency notional amounts are reported in US dollars translated at spot rates at March 31, 2010.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Foreign currency risk (Continued)

The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at March 31, 2010:

		Fair value
	Balance sheet	March 31,	December 31,
	classification	2010	2009
		(millions)

Derivative financial instruments designated as hedging instruments:
Assets:
Interest rate swaps	Other assets	$26	$27
Forward exchange contracts	Other assets	12	8

Total derivatives designated as hedging instruments		$38	$35

Liabilities:
Interest rate swaps	Other liabilities	$—	$(1)
Forward exchange contracts	Other liabilities	(24)	(22)

Total derivatives designated as hedging instruments		$(24)	$(23)

The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for the three months ended March 31, 2010 and 2009:

				Location of	Amount of
				gain (loss)	gain (loss)
		Location of	Amount of	recognized	recognized
		gain (loss)	(gain) loss	in income	in income
	Amount of	reclassified	reclassified	on derivative	on derivative
	gain (loss)	from	from	(Ineffective	(Ineffective
	recognized	accumulated	accumulated	hedges and	hedges and
	in OCI(i)	OCI(i) into	OCI(i) into	ineffective	ineffective
	on derivative	income	income	element of	element of
	(Effective	(Effective	(Effective	effective	effective
Derivatives in cash flow hedging relationships	element)	element)	element)	hedges)	hedges)
	(millions)		(millions)		(millions)

Three months ended March 31, 2010
Interest rate swaps	$5	Investment income	$(7)	Other expenses	$—
Forward exchange contracts	(3)	Other expenses	5	Interest expense	—

Total	$2		$(2)		$—

Three months ended March 31, 2009
Interest rate swaps	$6	Investment income	$(5)	Other expenses	$(1)
Forward exchange contracts	6	Other expenses	17	Interest expense	—

Total	$12		$12		$(1)

(i)	OCI means other comprehensive income. Amount above shown gross of tax.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Foreign currency risk (Continued)

For interest rate swaps all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For foreign exchange contracts only the changes in fair value resulting from movements in the spot exchange rate are included in this assessment.

Fair value hedge

For the three months ended March 31, 2010, the Company recognized $1 million of gains within interest expense for its interest rate swap (2009: $nil) All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At March 31, 2010, the Company estimates that there will be no material reclassification of net derivative gains or losses from other comprehensive income to earnings within the next twelve months.

9.	FAIR VALUE MEASUREMENT

The following table presents, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2010
	Quoted
	prices in
	active	Significant	Significant
	markets for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	Level 1	Level 2	Level 3	Total
	(millions)

Assets at fair value:
Cash and cash equivalents	$196	$—	$—	$196
Fiduciary funds — restricted	1,675	—	—	1,675
Derivative financial instruments	—	38	—	38

Total assets	$1,871	$38	$—	$1,909

Liabilities at fair value:
Derivative financial instruments	$—	$24	$—	$24
Change in fair value of hedged debt(i)	$—	$2	$—	$2

Total liabilities	$—	$26	$—	$26

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	FAIR VALUE MEASUREMENT (Continued)

	December 31, 2009
	Quoted
	prices in
	active	Significant
	markets for	other
	identical	observable	Significant other
	assets	inputs	unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)

Assets at fair value:
Cash and cash equivalents	$191	$—	$—	$191
Fiduciary funds — restricted	1,683	—	—	1,683
Derivative financial instruments	—	35	—	35

Total assets	$1,874	$35	$—	$1,909

Liabilities at fair value:
Derivative financial instruments	$—	$23	$—	$23

Total liabilities	$—	$23	$—	$23

The estimated fair value of the Company’s financial instruments is summarized below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	amount	Value	amount	Value
		(millions)

Assets:
Cash and cash equivalents	$196	$196	$191	$191
Fiduciary funds — restricted	1,675	1,675	1,683	1,683
Derivative financial instruments	38	38	35	35
Liabilities:
Short-term debt	$193	$194	$209	$211
Long-term debt	2,204	2,480	2,165	2,409
Derivative financial instruments	24	24	23	23

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

Cash and Cash Equivalents — The estimated fair value of these financial instruments approximates their carrying values due to their short maturities.

Fiduciary Funds — Restricted — Fair values are based on quoted market values.

Short-Term Debt and Long-Term Debt — Fair values are based on quoted market values.

Derivative Financial Instruments— Market values have been used to determine the fair value of interest rate swaps and forward foreign exchange contracts based on estimated amounts the Company would receive or have to pay to terminate the agreements, taking into account the current interest rate

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	FAIR VALUE MEASUREMENT (Continued)

environment, current foreign currency forward rates and counterparty risk. The fair value of the Company’s derivative financial instruments is computed based on an income approach using appropriate valuation techniques including discounting future cash flows and other methods that are consistent with accepted methodologies for pricing financial instruments.

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

The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2010 and the year ended December 31, 2009 are as follows:

		North
	Global	America	International	Total
		(millions)

Balance at December 31, 2008	$1,046	$1,810	$419	$3,275
Goodwill acquired during 2009	4	1	14	19
Purchase price allocation adjustments	24	(4)	—	20
Goodwill disposed of during 2009	—	(27)	(1)	(28)
Foreign exchange	(9)	—	—	(9)

Balance at December 31, 2009	$1,065	$1,780	$432	$3,277
Other movements(i)	—	(1)	—	(1)
Foreign exchange	(4)	—	—	(4)

Balance at March 31, 2010	$1,061	$1,779	$432	$3,272

(i)	Tax benefit arising on the exercise of fully vested HRH stock options which were issued as part of the acquisition of HRH in 2008.

11.	OTHER INTANGIBLE ASSETS

Other intangible assets are classified into the following categories:

•	‘Customer and Marketing related’ includes

•	Client Relationships,

•	Client Lists,

•	Non-compete Agreements,

•	Trade Names; and

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.	OTHER INTANGIBLE ASSETS (Continued)

The major classes of amortizable intangible assets are as follows:

	March 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	(millions)

Customer and Marketing Related:
Client Relationships	$689	$(154)	$535	$691	$(138)	$553
Client Lists	9	(6)	3	9	(6)	3
Non-compete Agreements	36	(26)	10	36	(23)	13
Trade Names	11	(10)	1	11	(10)	1

Total Customer and Marketing Related	745	(196)	549	747	(177)	570

Contract based, Technology and Other	4	(2)	2	4	(2)	2

Total amortizable intangible assets	$749	$(198)	$551	$751	$(179)	$572

The aggregate amortization of intangible assets for the three months ended March 31, 2010 was $21 million (2009: $24 million). The total amortizable intangible assets are expected to be amortized over the following periods:

	Remainder of
	2010	2011	2012	2013	2014	Thereafter	Total
			(millions)

Amortization of intangible assets	$62	$68	$61	$56	$51	$253	$551

12.	DEBT

Short-term debt consists of the following:

	March 31,	December 31,
	2010	2009
	(millions)

Current portion of 5-year term loan facility	$110	$110
5.125% senior notes due 2010	83	90
6.000% loan notes due 2010	—	9

	$193	$209

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.	DEBT (Continued)

Long-term debt consists of the following:

	March 31,	December 31,
	2010	2009
	(millions)

5-year term loan facility	$383	$411
Revolving credit facility	65	—
6.000% senior notes due 2012	4	4
5.625% senior notes due 2015	352	350
12.875% senior notes due 2016	500	500
6.200% senior notes due 2017	600	600
7.000% senior notes due 2019	300	300

	$2,204	$2,165

During the three months ended March 31, 2010, the Company entered into a series of interest rate swaps for a total notional amount of $350 million to receive a fixed rate and pay a variable rate on a semi-annual basis, with a maturity date of July, 15, 2015. The Company has designated and accounts for these instruments as fair value hedges against its $350 million 5.625% senior notes due 2015. The fair values of the interest rate swaps are included within other assets or the liabilities and the fair value of the hedged element of the senior notes is included within the principal amount of the debt.

The 5-year term loan facility bears interest at LIBOR plus 2.250% and is repayable $27 million per quarter, with a final payment of $116 million due in the fourth quarter of 2013. Drawings under the revolving credit facility also bear interest at LIBOR plus 2.250% and the facility also expires on October 1, 2013.

13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Three months ended
	March 31,
	2010	2009
	(millions)

Supplemental disclosures of cash flow information:
Cash payments (receipts) for income taxes, net of cash received	$29	$(9)
Cash payments for interest	61	48

Supplemental disclosures of non-cash flow investing and financing activities:
Issue of stock on acquisitions of noncontrolling interests	$—	$5

Acquisitions:
Fair value of assets acquired	$1	$—
Less:Liabilities assumed	—	(23)

Net assets (liabilities) acquired, net of cash acquired	$1	$(23)

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.	COMPREHENSIVE INCOME

a) The components of comprehensive income are as follows:

	Three months ended
	March 31,
	2010	2009
	(millions)

Net income	$211	$201
Other comprehensive income, net of tax:
Foreign currency translation adjustment (net of tax of $nil and $nil)	(6)	1
Pension funding adjustment (net of tax of $3 million and $3 million)	6	6
Net gain on derivative instruments (net of tax of $nil and $7 million)	—	17

Other comprehensive income (net of tax of $3 million and $10 million)	—	24

Comprehensive income	211	225
Noncontrolling interest	(7)	(8)

Comprehensive income attributable to Willis Group Holdings	$204	$217

b) The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31,	December 31,
	2010	2009
	(millions)

Net foreign currency translation adjustment	$(52)	$(46)
Net unrealized holding loss	(2)	(2)
Pension funding adjustment	(548)	(554)
Net unrealized gain on derivative instruments	8	8

Accumulated other comprehensive loss, attributable to Willis Group Holdings	$(594)	$(594)

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15.	STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

The components of stockholders’ equity and noncontrolling interests are as follows:

	March 31, 2010			March 31, 2009
	Willis			Willis
	Group			Group
	Holdings	Noncontrolling	Total	Holdings	Noncontrolling	Total
	stockholders	interests	equity	stockholders	interests	equity
			(millions)

Balance at beginning of period	$2,180	$49	$2,229	$1,845	$50	$1,895
Comprehensive income:
Net income	204	7	211	193	8	201
Other comprehensive income, net of tax	—	—	—	24	—	24

Comprehensive income	204	7	211	217	8	225
Dividends	(44)	(1)	(45)	(42)	(1)	(43)
Additional paid-in capital	9	—	9	7	—	7
Purchase of subsidiary shares from noncontrolling interests	—	(4)	(4)	—	(2)	(2)
Foreign currency translation	—	(1)	(1)	—	(2)	(2)

Balance at end of period	$2,349	$50	$2,399	$2,027	$53	$2,080

The effects of changes in Willis Group Holdings ownership interest in its subsidiaries on equity are as follows:

	March 31,	March 31,
	2010	2009
	(millions)

Net income attributable to Willis Group Holdings	$204	$193

Transfers from noncontrolling interest:
Decrease in Willis Group Holdings paid-in capital for purchase of noncontrolling interests	(13)	(5)

Net transfers to noncontrolling interests	(13)	(5)

Change from net income attributable to Willis Group Holdings and transfers from noncontrolling interests	$191	$188

16.	SEGMENT INFORMATION

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

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

16.	SEGMENT INFORMATION (Continued)

The Company evaluates the performance of its operating segments based on organic revenue growth and operating income. For internal reporting and segmental reporting, the following includes items for which segmental management are not held accountable and are excluded from segmental expenses:

i)	costs of the holding company;

ii)	foreign exchange loss from the devaluation of the Venezuelan currency;

iii)	foreign exchange hedging activities and foreign exchange movements on the UK pension plan asset;

iv)	amortization of intangible assets;

v)	gains and losses on the disposal of operations and major properties;

vi)	significant legal and regulatory settlements which are managed centrally;

vii)	integration costs associated with the acquisition of HRH; and

viii)	costs associated with the redomicile of the Company’s parent company from Bermuda to Ireland.

The accounting policies of the operating segments are consistent with those described in Note 2 — Basis of Presentation and Significant Accounting Policies to the Company’s current Report on Form 10-K for the year ended December 31, 2009. There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.

Selected information regarding the Company’s operating segments is as follows:

	Three months ended March 31, 2010
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
	(millions)

Global	$301	$2	$—	$303	$4	$138	$—
North America	361	4	—	365	6	93	—
International	301	3	—	304	5	103	20

Total Retail	662	7	—	669	11	196	20

Total Operating Segments	963	9	—	972	15	334	20
Corporate and Other(i)	—	—	—	—	21	(33)	—

Total Consolidated	$963	$9	$—	$972	$36	$301	$20

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

16.	SEGMENT INFORMATION (Continued)

	Three Months Ended March 31, 2009
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
	(millions)

Global	$275	$3	$—	$278	$3	$127	$—
North America	371	4	2	377	5	94	—
International	269	6	—	275	6	96	26

Total Retail	640	10	2	652	11	190	26

Total Operating Segments	915	13	2	930	14	317	26
Corporate and Other(i)	—	—	—	—	24	(43)	—

Total Consolidated	$915	$13	$2	$930	$38	$274	$26

(i)	Corporate and Other includes the costs of the holding company, foreign exchange loss from the devaluation of the Venezuelan currency, foreign exchange hedging activities, foreign exchange on the UK pension plan asset, amortization of intangible assets, net gains and losses on disposal of operations, certain legal costs, integration costs associated with the acquisition of HRH and the costs associated with the redomicile of the Company’s parent company from Bermuda to Ireland.

The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income from continuing operations before income taxes and interest in earnings of associates:

	Three months ended
	March 31,
	2010	2009
	(millions)

Total consolidated operating income	$301	$274
Interest expense	(43)	(38)

Income from continuing operations before income taxes and interest in earnings of associates	$258	$236

The Company does not routinely evaluate the total asset position by segment, and the following allocations have been made based on reasonable estimates and assumptions:

	March 31,	December 31,
	2010	2009
	(millions)

Total assets:
Global	$11,780	$9,542
North America	4,167	4,408
International	1,927	2,246

Total Retail	6,094	6,654

Total Operating Segments	17,874	16,196
Corporate and Other	(259)	(573)

Total Consolidated	$17,615	$15,623

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

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

Presented below is unaudited condensed consolidating financial information for:

i)	Willis Group Holdings, which is a guarantor, on a parent company only basis;

ii)	the Other Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent;

iii)	the Issuer, Willis North America;

iv)	Other, which are the non-guarantor subsidiaries, on a combined basis;

v)	Eliminations; and

vi)	Consolidated Company.

The equity method has been used for all investments in subsidiaries in the unaudited condensed consolidating balance sheets of Willis Group Holdings, the Other Guarantors and the Issuer. Investments in subsidiaries in the unaudited condensed consolidating balance sheet for Other represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.

The entities included in the Other Guarantors column are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, Trinity Acquisition plc, TA I Limited, TA II Limited, TA III Limited, TA IV Limited and Willis Group Limited.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2010
	Willis
	Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
			(millions)

REVENUES
Commissions and fees	$—	$—	$—	$963	$—	$963
Investment income	—	3	1	5	—	9
Other income	—	—	—	—	—	—

Total revenues	—	3	1	968	—	972

EXPENSES
Salaries and benefits	—	—	—	(491)	5	(486)
Other operating expenses	196	(34)	2	(294)	(19)	(149)
Depreciation expense	—	—	(2)	(13)	—	(15)
Amortization of intangible assets	—	—	—	(21)	—	(21)
Gain on disposal of operations	—	—	—	2	(2)	—

Total expenses	196	(34)	—	(817)	(16)	(671)

OPERATING INCOME (LOSS)	196	(31)	1	151	(16)	301
Investment income from Group undertakings	—	333	56	423	(812)	—
Interest expense	—	(132)	(42)	(57)	188	(43)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	196	170	15	517	(640)	258
Income taxes	—	3	(7)	(74)	11	(67)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	196	173	8	443	(629)	191
Interest in earnings of associates, net of tax	—	—	—	20	—	20

INCOME FROM CONTINUING OPERATIONS	196	173	8	463	(629)	211
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME	196	173	8	463	(629)	211
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(4)	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	8	35	5	—	(48)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$204	$208	$13	$460	$(681)	$204

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2009
	Willis
	Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
			(millions)

REVENUES
Commissions and fees	$—	$—	$—	$915	$—	$915
Investment income	—	—	2	114	(103)	13
Other income	—	—	—	2	—	2

Total revenues	—	—	2	1,031	(103)	930

EXPENSES
Salaries and benefits	—	—	—	(483)	3	(480)
Other operating expenses	(1)	(10)	11	(145)	7	(138)
Depreciation expense	—	—	(2)	(12)	—	(14)
Amortization of intangible assets	—	—	—	(21)	(3)	(24)

Total expenses	(1)	(10)	9	(661)	7	(656)

OPERATING (LOSS) INCOME	(1)	(10)	11	370	(96)	274
Investment income from Group undertakings	22	93	116	6	(237)	—
Interest expense	—	(86)	(38)	(152)	238	(38)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	21	(3)	89	224	(95)	236
Income taxes	—	—	1	(61)	(2)	(62)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	21	(3)	90	163	(97)	174
Interest in earnings of associates, net of tax	—	—	—	26	—	26

INCOME (LOSS) FROM CONTINUING OPERATIONS	21	(3)	90	189	(97)	200
Discontinued operations, net of tax	—	—	—	1	—	1

NET INCOME (LOSS)	21	(3)	90	190	(97)	201
Less: Net income attributable to noncontrolling interests	—	—	—	(2)	(6)	(8)
EQUITY ACCOUNT FOR SUBSIDIARIES	172	175	(103)	—	(244)	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$193	$172	$(13)	$188	$(347)	$193

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at March 31, 2010
	Willis
	Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
			(millions)

ASSETS
Cash and cash equivalents	$—	$—	$83	$113	$—	$196
Fiduciary funds — restricted	—	—	—	1,675	—	1,675
Accounts receivable	3,757	5,809	4,282	14,019	(17,339)	10,528
Fixed assets	—	—	41	313	(2)	352
Goodwill	—	—	—	1,718	1,554	3,272
Other intangible assets	—	—	—	521	30	551
Investments in associates	—	—	—	247	(75)	172
Deferred tax assets	—	—	—	106	(18)	88
Pension benefits asset	—	—	—	95	—	95
Other assets	8	118	89	704	(233)	686
Investments in subsidiaries	2,679	3,780	1,036	3,847	(11,342)	—

TOTAL ASSETS	$6,444	$9,707	$5,531	$23,358	$(27,425)	$17,615

LIABILITIES AND EQUITY
Accounts payable	$4,048	$10,515	$3,167	$11,261	$(17,497)	$11,494
Deferred revenue and accrued expenses	—	—	—	337	(89)	248
Deferred tax liabilities	—	—	18	27	(18)	27
Income taxes payable	45	100	—	23	(86)	82
Short-term debt	—	—	193	—	—	193
Long-term debt	—	500	1,698	6	—	2,204
Liability for pension benefits	—	—	—	179	—	179
Other liabilities	2	13	41	590	143	789

Total liabilities	4,095	11,128	5,117	12,423	(17,547)	15,216

Total Willis Group Holdings stockholders’ equity	2,349	(1,421)	414	10,928	(9,921)	2,349
Noncontrolling interests	—	—	—	7	43	50

Total equity	2,349	(1,421)	414	10,935	(9,878)	2,399

TOTAL LIABILITIES AND EQUITY	$6,444	$9,707	$5,531	$23,358	$(27,425)	$17,615

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2009
	Willis
	Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
			(millions)

ASSETS
Cash and cash equivalents	$—	$—	$104	$87	$—	$191
Fiduciary funds — restricted	—	—	—	1,683	—	1,683
Accounts receivable	—	4,428	4,185	9,294	(9,269)	8,638
Fixed assets	—	—	35	317	—	352
Goodwill	—	—	—	1,722	1,555	3,277
Other intangible assets	—	—	—	542	30	572
Investments in associates	—	—	—	76	80	156
Deferred tax assets	—	—	—	97	(15)	82
Pension benefits asset	—	—	—	69	—	69
Other assets	—	99	35	909	(440)	603
Investments in subsidiaries	2,180	3,693	1,132	3,867	(10,872)	—

TOTAL ASSETS	$2,180	$8,220	$5,491	$18,663	$(18,931)	$15,623

LIABILITIES AND EQUITY
Accounts payable	$—	$6,887	$3,169	$9,042	$(9,412)	$9,686
Deferred revenue and accrued expenses	—	—	—	324	(23)	301
Deferred tax liabilities	—	—	15	29	(15)	29
Income taxes payable	—	86	—	205	(245)	46
Short-term debt	—	—	200	9	—	209
Long-term debt	—	500	1,661	4	—	2,165
Liability for pension benefits	—	—	—	187	—	187
Other liabilities	—	—	40	715	16	771

Total liabilities	—	7,473	5,085	10,515	(9,679)	13,394

Total Willis Group Holdings stockholders’ equity	2,180	747	406	8,144	(9,297)	2,180
Noncontrolling interests	—	—	—	4	45	49

Total equity	2,180	747	406	8,148	(9,252)	2,229

TOTAL LIABILITIES AND EQUITY	$2,180	$8,220	$5,491	$18,663	$(18,931)	$15,623

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2010
	Willis
	Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
			(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$198	$(15)	$(35)	$(74)	$(1)	$73

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	2	—	2
Additions to fixed assets	—	—	(8)	(21)	—	(29)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(13)	—	(13)
Acquisitions of investments in associates	—	—	—	(1)	—	(1)

Net cash used in investing activities	—	—	(8)	(33)	—	(41)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	65	—	—	65
Repayments of debt	—	—	(34)	(9)	—	(43)
Proceeds from issue of shares	11	—	—	—	—	11
Amounts owed by and to Group undertakings	(209)	15	(9)	203	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	(1)	—	(1)
Dividends paid	—	—	—	(45)	1	(44)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(1)	—	(1)

Net cash (used in) provided by financing activities	(198)	15	22	143	1	(17)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	—	(21)	36	—	15
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(10)	—	(10)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	104	87	—	191

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$83	$113	$—	$196

Cash and cash equivalents reported as discontinued operations	—	—	—	—	—	—

Cash and cash equivalents reported as continuing operations	$—	$—	$83	$113	$—	$196

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2009
	Willis
	Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
			(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$22	$(13)	$150	$(69)	$(6)	$84

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	6	—	6
Additions to fixed assets	—	—	(3)	(14)	—	(17)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(2)	—	(2)
Acquisitions of investments in associates	—	—	—	(39)	—	(39)
Proceeds on sale of short-term investments	—	—	—	4	—	4

Net cash used in investing activities	—	—	(3)	(45)	—	(48)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	150	—	—	150
Proceeds from issue of short-term debt, net of debt issuance costs	—	—	—	1	—	1
Repayments of debt	—	—	(647)	—	—	(647)
Senior notes issued, net of debt issuance costs	—	482	—	—	—	482
Proceeds from issue of shares	2	—	—	—	—	2
Amounts owed by and to Group undertakings	19	(469)	381	69	—	—
Dividends paid	(43)	—	—	(6)	6	(43)
Acquisition of noncontrolling interests	—	—	—	(2)	—	(2)
Dividends paid to noncontrolling interests	—	—	—	(1)	—	(1)

Net cash (used in) provided by financing activities	(22)	13	(116)	61	6	(58)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	31	(53)	—	(22)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	176	—	176

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$31	$119	$—	$150

Cash and cash equivalents — reported as discontinued operations	—	—	—	(3)	—	(3)

Cash and cash equivalents — continuing operations	$—	$—	$31	$116	$—	$147

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

In March 2009, Trinity Acquisition plc issued senior notes totaling $500 million in a private transaction. The debt securities are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Netherlands B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited, Willis Group Limited and Willis North America. This debt has not been registered with the Securities Exchange Commission. If and when registered, any necessary financial statements will be provided.

The Company filed a shelf registration on Form S-3 under which Willis Group Holdings may offer debt securities, preferred stock, ordinary stock and other securities. In addition, Trinity Acquisition plc may offer debt securities (‘the Subsidiary Debt Securities’). The Subsidiary Debt Securities, if issued, will be guaranteed by certain of the Company’s subsidiaries.

Presented below is unaudited condensed consolidating financial information required under the existing shelf registration for:

i)	Willis Group Holdings, which will be a guarantor, on a parent company only basis;

ii)	the Other Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent;

iii)	the Issuer, Trinity Acquisition plc;

iv)	Other, which are the non-guarantor subsidiaries, on a combined basis;

v)	Eliminations; and

vi)	Consolidated Company.

The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets of Willis Group Holdings, the Other Guarantors and the Issuer. Investments in subsidiaries in the unaudited condensed consolidating balance sheet for Other, represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.

The entities included in the Other Guarantors column are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited and TA III Limited.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2010
	Willis
	Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
			(millions)

REVENUES
Commissions and fees	$—	$—	$—	$963	$—	$963
Investment income	—	3	—	6	—	9
Other income	—	—	—	—	—	—

Total revenues	—	3	—	969	—	972

EXPENSES
Salaries and benefits	—	—	—	(491)	5	(486)
Other operating expenses	196	4	17	(347)	(19)	(149)
Depreciation expense	—	—	—	(15)	—	(15)
Amortization of intangible assets	—	—	—	(21)	—	(21)
Gain on disposal of operations	—	—	—	2	(2)	—

Total expenses	196	4	17	(872)	(16)	(671)

OPERATING INCOME	196	7	17	97	(16)	301
Investment income from Group undertakings	—	30	81	701	(812)	—
Interest expense	—	(40)	(52)	(139)	188	(43)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	196	(3)	46	659	(640)	258
Income taxes	—	—	(12)	(66)	11	(67)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	196	(3)	34	593	(629)	191
Interest in earnings of associates, net of tax	—	—	—	20	—	20

INCOME (LOSS) FROM CONTINUING OPERATIONS	196	(3)	34	613	(629)	211
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME (LOSS)	196	(3)	34	613	(629)	211
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(4)	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	8	211	173	—	(392)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$204	$208	$207	$610	$(1,025)	$204

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2009
	Willis
	Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
			(millions)

REVENUES
Commissions and fees	$—	$—	$—	$915	$—	$915
Investment income	—	—	—	116	(103)	13
Other income	—	—	—	2	—	2

Total revenues	—	—	—	1,033	(103)	930

EXPENSES
Salaries and benefits	—	—	—	(483)	3	(480)
Other operating expenses	(1)	—	2	(146)	7	(138)
Depreciation expense	—	—	—	(14)	—	(14)
Amortization of intangible assets	—	—	—	(21)	(3)	(24)

Total expenses	(1)	—	2	(664)	7	(656)

OPERATING (LOSS) INCOME	(1)	—	2	369	(96)	274
Investment income from Group undertakings	22	8	38	169	(237)	—
Interest expense	—	(40)	(7)	(229)	238	(38)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	21	(32)	33	309	(95)	236
Income taxes	—	9	(9)	(60)	(2)	(62)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	21	(23)	24	249	(97)	174
Interest in earnings of associates, net of tax	—	—	—	26	—	26

INCOME (LOSS) FROM CONTINUING OPERATIONS	21	(23)	24	275	(97)	200
Discontinued operations, net of tax	—	—	—	1	—	1

NET INCOME (LOSS)	21	(23)	24	276	(97)	201
Less: Net income attributable to noncontrolling interests	—	—	—	(2)	(6)	(8)
EQUITY ACCOUNT FOR SUBSIDIARIES	172	195	148	—	(515)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$193	$172	$172	$274	$(618)	$193

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at March 31, 2010
	Willis
	Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
			(millions)

ASSETS
Cash and cash equivalents	$—	$—	$—	$196	$—	$196
Fiduciary funds — restricted	—	—	—	1,675	—	1,675
Accounts receivable	3,757	2,059	2,528	19,523	(17,339)	10,528
Fixed assets	—	—	—	354	(2)	352
Goodwill	—	—	—	1,718	1,554	3,272
Other intangible assets	—	—	—	521	30	551
Investments in associates	—	—	—	247	(75)	172
Deferred tax assets	—	—	—	106	(18)	88
Pension benefits asset	—	—	—	95	—	95
Other assets	8	44	16	851	(233)	686
Equity accounted subsidiaries	2,679	3,298	2,539	2,880	(11,396)	—

TOTAL ASSETS	$6,444	$5,401	$5,083	$28,166	$(27,479)	$17,615

LIABILITIES AND EQUITY
Accounts payable	$4,048	$6,816	$1,283	$16,844	$(17,497)	$11,494
Deferred revenue and accrued expenses	—	—	—	337	(89)	248
Deferred tax liabilities	—	—	—	45	(18)	27
Income taxes payable	45	8	42	73	(86)	82
Short-term debt	—	—	—	193	—	193
Long-term debt	—	—	500	1,704	—	2,204
Liability for pension benefits	—	—	—	179	—	179
Other liabilities	2	—	—	644	143	789

Total liabilities	4,095	6,824	1,825	20,019	(17,547)	15,216

Total Willis Group Holdings stockholders’ equity	2,349	(1,423)	3,258	8,140	(9,975)	2,349
Noncontrolling interests	—	—	—	7	43	50

Total equity	2,349	(1,423)	3,258	8,147	(9,932)	2,399

TOTAL LIABILITIES AND EQUITY	$6,444	$5,401	$5,083	$28,166	$(27,479)	$17,615

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2009
	Willis
	Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
			(millions)

ASSETS
Cash and cash equivalents	$—	$—	$—	$191	$—	$191
Fiduciary funds — restricted	—	—	—	1,683	—	1,683
Accounts receivable	—	698	2,489	14,720	(9,269)	8,638
Fixed assets	—	—	—	352	—	352
Goodwill	—	—	—	1,722	1,555	3,277
Other intangible assets	—	—	—	542	30	572
Investments in associates	—	—	—	76	80	156
Deferred tax assets	—	—	—	97	(15)	82
Pension benefits asset	—	—	—	69	—	69
Other assets	—	37	17	989	(440)	603
Equity accounted subsidiaries	2,180	3,051	2,366	2,882	(10,479)	—

TOTAL ASSETS	$2,180	$3,786	$4,872	$23,323	$(18,538)	$15,623

LIABILITIES AND EQUITY
Accounts payable	$—	$3,040	$1,289	$14,769	$(9,412)	$9,686
Deferred revenue and accrued expenses	—	—	—	324	(23)	301
Deferred tax liabilities	—	—	—	44	(15)	29
Income taxes payable	—	1	32	258	(245)	46
Short-term debt	—	—	—	209	—	209
Long-term debt	—	—	500	1,665	—	2,165
Liability for pension benefits	—	—	—	187	—	187
Other liabilities	—	—	—	755	16	771

Total liabilities	—	3,041	1,821	18,211	(9,679)	13,394

Total Willis Group Holdings stockholders’ equity	2,180	745	3,051	5,108	(8,904)	2,180
Noncontrolling interests	—	—	—	4	45	49

Total equity	2,180	745	3,051	5,112	(8,859)	2,229

TOTAL LIABILITIES AND EQUITY	$2,180	$3,786	$4,872	$23,323	$(18,538)	$15,623

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2010
	Willis
	Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
			(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$198	$(27)	$45	$(142)	$(1)	$73

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	2	—	2
Additions to fixed assets	—	—	—	(29)	—	(29)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(13)	—	(13)
Acquisitions of investments in associates	—	—	—	(1)	—	(1)

Net cash used in investing activities	—	—	—	(41)	—	(41)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	65	—	65
Repayments of debt	—	—	—	(43)	—	(43)
Proceeds from issue of shares	11	—	—	—	—	11
Amounts owed by and to Group undertakings	(209)	27	(45)	227	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	(1)	—	(1)
Dividends paid	—	—	—	(45)	1	(44)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(1)	—	(1)

Net cash (used in) provided by financing activities	(198)	27	(45)	198	1	(17)

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—	15	—	15
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(10)	—	(10)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	191	—	191

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$196	$—	$196

Cash and cash equivalents reported as discontinued operations	—	—	—	—	—	—

Cash and cash equivalents reported as continuing operations	$—	$—	$—	$196	$—	$196

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2009
	Willis
	Group	The Other
	Holdings	Guarantors	The Issuer	Other	Eliminations	Consolidated
			(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$22	$(31)	$19	$80	$(6)	$84

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	6	—	6
Additions to fixed assets	—	—	—	(17)	—	(17)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(2)	—	(2)
Investments in associates	—	—	—	(39)	—	(39)
Proceeds on sale of short-term investments	—	—	—	4	—	4

Net cash used in investing activities	—	—	—	(48)	—	(48)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	150	—	150
Proceeds from issue of short-term debt, net of debt issuance costs	—	—	—	1	—	1
Repayments of debt	—	—	—	(647)	—	(647)
Senior notes issued, net of debt issuance costs	—	—	482	—	—	482
Proceeds from issue of shares	2	—	—	—	—	2
Amounts owed by and to Group undertakings	19	31	(501)	451	—	—
Dividends paid	(43)	—	—	(6)	6	(43)
Acquisition of noncontrolling interests	—	—	—	(2)	—	(2)
Dividends paid to noncontrolling interests	—	—	—	(1)	—	(1)

Net cash (used in) provided by financing activities	(22)	31	(19)	(54)	6	(58)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	—	(22)	—	(22)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	176	—	176

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$150	$—	$150

Cash and cash equivalents — reported as discontinued operations	—	—	—	(3)	—	(3)

Cash and cash equivalents — continuing operations	$—	$—	$—	$147	$—	$147

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes references to non-GAAP financial measures as defined in Regulation G of the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic revenue growth and organic growth in commissions and fees exclude the impact of acquisitions and disposals, period-over-period movements in foreign currency translation, legacy contingent commissions assumed as part of the HRH acquisition, and investment and other income from growth in revenues and commissions and fees. We believe organic revenue growth and organic growth in commissions and fees provide measures that the investment community may find helpful in assessing the performance of operations that were part of our operations in both the current and prior periods, and provide a measure against which our businesses may be assessed in the future. These financial measures should be viewed in addition to, not in lieu of, the unaudited condensed consolidated financial statements for the three months ended March 31, 2010.

This discussion includes forward-looking statements, including under the headings ‘Executive Summary’, ‘Operating Results — Group, Interest in Earnings of Associates’, ‘Operating Results — Segments’ and ‘Liquidity and Capital Resources’. Please see ‘Information Concerning Forward-Looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in the forward-looking statements.

BUSINESS OVERVIEW AND MARKET OUTLOOK

We provide a broad range of insurance broking, risk management and consulting services to our clients worldwide. Our core specialty businesses include Aerospace; Energy; Marine; Construction; Financial and Executive Risks; Fine Art, Jewelry and Specie; Special Contingency Risks; and Reinsurance. Our retail operations provide services to small, medium and major corporations and the employee benefits practice, our largest product-based practice group, provides health, welfare and human resources consulting and brokerage services. Our Willis Capital Markets & Advisory division (‘WCMA’) acts as a financial advisor on mergers and acquisitions and capital markets products, primarily focusing on the insurance and reinsurance sector, and may place or underwrite securities.

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

From 2000 through 2003, we benefited from a hard market with premium rates stable or increasing. During 2004, we saw a rapid transition from a hard market to a soft market, with premium rates falling in most markets. Rates continued to decline in most sectors through 2005 and 2006, with the exception of catastrophe-exposed markets. In 2007, the market softened further with decreases in many of the market sectors in which we operated and this continued into 2008 with further premium rate declines averaging 10% across our markets.

In 2009, the benefit of rate increases in the reinsurance market and stabilization in some specialty markets was offset by the continuing soft market in other sectors and the adverse impact of the weakened economic environment across the globe.

Our North America and UK and Ireland retail operations have been particularly impacted by the weakened economic climate and continued soft market with no material improvement in rates across most sectors. This resulted in declines in 2009 revenues in these operations, particularly amongst our smaller clients who are especially vulnerable to the economic downturn.

The difficult market conditions have continued into first quarter 2010 and we expect the market to remain challenging throughout 2010.

In 2010, our main priorities are to:

•	reinforce our sales and revenue culture to drive growth;

•	continue to execute our Shaping Our Future initiatives, creating incremental savings to fund growth and leveraging growth opportunities from our global footprint; and

•	continue to strengthen the balance sheet and reduce our debt to EBITDA (earnings before interest, tax, and depreciation and amortization) ratio.

EXECUTIVE SUMMARY

Overview

Despite the difficult trading conditions, we reported 5 percent growth in total revenues and 3 percent organic growth in commissions and fees for the first quarter of 2010 compared with the same period in 2009. All our business segments reported positive organic growth in commissions and fees: Global achieved 7 percent growth, International 3 percent and North America 1 percent.

Operating margin for first quarter 2010 was 31 percent compared with 29 percent in first quarter 2009. This improvement was the product of organic growth in commissions and fees and continuing control of costs, partly offset by a $12 million charge relating to the devaluation of the Venezuelan currency — see ‘Venezuela currency devaluation’ below.

Results from continuing operations for first quarter 2010

Net income from continuing operations in first quarter 2010 was $204 million, or $1.21 per diluted share, compared with $192 million, or $1.15 per diluted share, in first quarter 2009. This increase reflected the benefit of:

•	increased revenues and a higher margin;

partly offset by:

•	increased interest costs reflecting the higher interest rate of 12.875% on the senior unsecured notes issued in March 2009; and

•	a reduction in earnings from associates, mainly reflecting our reduced interest in Gras Savoye.

Total revenues from continuing operations at $972 million for first quarter 2010 were $42 million, or 5 percent higher than in first quarter 2009. This was driven by organic revenue growth of 3 percent and a 3 percent benefit from foreign currency translation, partly offset by a 1 percent decrease attributable to contingent commissions assumed as part of the HRH acquisition.

Organic revenue growth of 3 percent was comprised of 5 percent net new business growth from first quarter 2009 (which constitutes the revenue growth from business won over the course of the quarter, net of the revenue from existing business lost) offset by a 2 percent negative impact from declining premium rates and other market factors.

Operating margin at 31 percent was 2 percentage points higher than in first quarter 2009 with the increase mainly reflecting:

•	3 percent organic growth in commissions and fees;

•	an $8 million reduction in severance costs due to fewer positions being eliminated;

•	a favorable period-over-period impact from foreign currency translation, excluding the impact from the devaluation of the Venezuelan currency;

•	a $9 million reduction in pension charges in first quarter 2010 compared with 2009, primarily from the closure of our US defined benefit pension plan to future accrual in May 2009;

partly offset by

•	a $12 million charge relating to the devaluation of the Venezuelan currency in January;

•	a $12 million reduction in legacy contingent commissions assumed on the acquisition of HRH partially offset by approximately $2 million of higher standard commissions, see ‘Operating Results — Segment Information, North America’;

•	an increased charge for share-based compensation, largely due to the non-recurrence of a $5 million credit in first quarter 2009; and

•	a $4 million reduction in investment income driven by lower interest rates in first quarter 2010 compared with 2009.

Discontinued operations

No operations were discontinued during first quarter 2010. Net income in first quarter 2009 included $1 million from our Bliss & Glennon and Managing Agency Group US-based wholesale insurance operations, both of which were disposed of during 2009.

Venezuela currency devaluation

With effect from January 1, 2010 the Venezuelan economy was designated as hyper-inflationary. The Venezuelan government also devalued the Bolivar Fuerte in January 2010. As a result of these actions, we recorded a $12 million charge in other expenses to reflect the re-measurement of our net assets denominated in Venezuelan Bolivar Fuerte at January 1, 2010.

Shaping Our Future and Funding for Growth

Our Shaping Our Future and Funding for Growth strategy is a series of initiatives designed to deliver profitable growth. These initiatives focus on three key areas:

•	an organic growth program designed to drive revenue growth. This program includes achieving retention and new business metrics across our businesses; increasing the productivity and effectiveness of our revenue-generating employees and recruiting the best talent in the industry; and continued development in key markets and potential growth areas such as China, Brazil, Employee Benefits, Facultative and WCMA;

•	Shaping Our Future which is driving our efficiency and profitability and includes longer term initiatives designed to enhance our infrastructure and processes, and make optimal use of our locations, including our support centers such as the offshore center in Mumbai; and

•	Funding for Growth is the initiative we recently began to manage our cost base. In 2010, we have identified performance management and corporate savings that, as we execute on, will enable us to fund investments such as further investments in technology and new key hires.

Cash and financing

Cash at March 31, 2010 was $196 million, $5 million higher than at December 31, 2009.

Total cash generated from operating activities in first quarter 2010 was $73 million compared with $84 million in the same period in 2009. Net cash generated from operating activities in first quarter 2010 is after the payment of incentive awards of which $169 million were paid as cash retention awards (2009: $111 million), for details of which see below under: ‘Operating Results — General and administrative expenses — Salaries and benefits — Cash retention awards’.

In first quarter 2010, we made a $27 million mandatory repayment against the 5-year term loan, thereby reducing the outstanding balance to $493 million. We also repurchased $7 million of our 5.125% senior notes due July 2010 and repaid a $9 million fixed rate loan due 2010.

At March 31, 2010, we have $65 million outstanding under our revolving credit facility, compared with $150 million at March 31, 2009 and nil at December 31, 2009. Drawings under the facility are typically higher in the first half of the year due to the timing of incentive awards. We expect to repay the outstanding balance before the end of 2010.

Total debt, total equity and the capitalization ratio at March 31, 2010 were as follows:

	March 31,	December 31,
	2010	2009
	(millions, except percentages)

Long-term debt	$2,204	$2,165
Short-term debt	193	209

Total debt	$2,397	$2,374

Total equity	$2,399	$2,229

Capitalization ratio	50%	52%

Liquidity

Our principal sources of liquidity are cash from operations, cash and cash equivalents of $196 million at March 31, 2010 and $235 million remaining availability under our revolving credit facility.

Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for at least the next 12 months.

OPERATING RESULTS — GROUP

Revenues

				Change attributable to:
				Foreign	Acquisitions		Organic
			%	currency	and	Contingent	revenue
Three months ended March 31,	2010	2009	Change	translation	disposals	commissions(b)	growth(a)
	(millions)

Global	$301	$275	9%	3%	(1)%	—%	7%
North America	361	371	(3)%	—%	—%	(4)%	1%
International	301	269	12%	7%	2%	—%	3%

Commissions and fees	$963	$915	5%	3%	—%	(1)%	3%

Investment income	9	13	(31)%
Other income	—	2	(100)%

Total revenues	$972	$930	5%

(a)	Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; (iv) in North America, legacy contingent commissions assumed as part of the HRH acquisition and that had not been converted into higher standard commission; and (v) investment income and other income from reported revenues.

(b)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $8 million in the first quarter of 2010 compared with $20 million in the first quarter of 2009.

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Revenues for the first quarter of 2010, at $972 million, were $42 million, or 5 percent higher than 2009. The increase reflects 3 percent organic growth in commissions and fees and a 3 percent favorable period-over-period impact from foreign currency translation, offset by a 1 percent reduction in contingent commissions, together with smaller reductions in investment and other income.

Investment income in first quarter 2010 was $4 million lower than 2009, with the decrease reflecting lower average interest rates in first quarter 2010 compared with 2009. The impact of rate decreases on our investment income is partially mitigated by our forward hedging program, from which we expect to generate additional income in 2010 compared to current LIBOR based rates.

Our International and Global operations earn a significant portion of their revenues in currencies other than the US dollar. In the three months ended March 31, 2010, reported revenues were favorably impacted by the period-over-period effect of foreign currency translation, in particular due to the strengthening of the euro and pound sterling against the dollar, compared with first quarter 2009.

Organic growth in commissions and fees was 3 percent for the first quarter of 2010 with positive organic growth in each of our segments. Global achieved 7 percent growth, which included high single digit growth in Reinsurance. Growth in International was 3 percent including, or 5 percent excluding the recession impacted UK and Ireland businesses. North America reported 1 percent organic revenue growth.

Organic revenue growth by segment is discussed further in ‘Operating Results — Segment Information’ below.

General and administrative expenses

	Three months
	ended March 31,
	2010	2009
	(millions, except
	percentages)

Salaries and benefits	$486	$480
Other	149	138

General and administrative expenses	$635	$618

Salaries and benefits as a percentage of revenues	50%	52%

Other as percentage of revenues	15%	15%

Salaries and benefits

Salaries and benefits were 50 percent of first quarter 2010 revenues, compared with 52 percent in 2009 reflecting:

•	an $8 million reduction in severance costs. In first quarter 2010 we identified approximately 240 positions that have been or will be eliminated as part of our continued focus on managing expense, this compares with some 300 positions that were eliminated in first quarter 2009;

•	a $9 million net savings in pensions costs mainly reflecting the closure of our US defined benefit pension plan to future accrual in May 2009;

•	strict controls over new hires and replacements, letting go of poor performers and savings from actions taken in prior years, including Shaping Our Future and Right Sizing Willis initiatives in 2008 and 2009 respectively; and

•	a small improvement in productivity per full time equivalent employee (‘FTE’) to $189,000 in the 12 month period to March 31, 2010 compared with $188,000 for full year 2009;

partly offset by

•	a $7 million increase in share-based compensation mainly reflecting the non-recurrence of a $5 million credit in first quarter 2009. The credit in 2009 related to accumulated compensation expense for certain 2008 awards which were dependent upon performance targets which the Company did not achieve; and

•	a $4 million increase in incentive expenses comprising a $10 million increase in the amortization of cash retention awards — see below — and a $6 million decrease in the accrual for bonuses.

Cash retention awards

We have a cash retention award program in place. We started making cash retention awards in 2005 to a small number of people. With the success of the program, we have expanded it over time to include more staff and we believe it is a contributing factor to the reduction in employee turnover we have seen in recent years.

Salaries and benefits do not reflect the unamortized portion of annual cash retention awards made to employees. Employees must repay a proportionate amount of these cash retention awards if they voluntarily leave our employ (other than in the event of retirement or permanent disability) before a certain time period, currently three years. We make cash payments to our employees in the year we grant these retention awards and recognize these payments ratably over the period they are subject to repayment, beginning in the quarter in which the award is made.

During the first quarter of 2010, we made $169 million of cash retention payments compared with $111 million in the first quarter of 2009. Salaries and benefits in the first quarter of 2010 include $28 million of amortization of cash retention payments made on or before March 31, 2010 compared with $18 million in the first quarter of 2009. As of March 31, 2010, December 31, 2009 and March 31, 2009, we included $233 million,

$98 million and $127 million, respectively, in other assets on the balance sheet, which represented the unamortized portion of cash retention payments made on or before those dates.

Other expenses

Other expenses were 15 percent of revenues in first quarter 2010 compared with 15 percent in 2009, despite the $12 million charge relating to the devaluation of the Venezuelan currency. Increases in travel and entertaining expenses in support of our revenue growth initiatives were offset by smaller savings elsewhere and the benefit of lower losses on forward rate contracts.

Amortization of intangible assets

Amortization of intangible assets for first quarter 2010 was $21 million compared with $24 million in 2009. The period-over-period decrease reflects the declining charge for the amortization of the HRH customer acquisition intangible which is being depreciated in line with the underlying discounted cash flows.

Operating income and margin (operating income as a percentage of revenues)

	Three months ended
	March 31,
	2010	2009
	(millions, except
	percentages)

Revenues	$972	$930
Operating income	301	274
Operating margin or operating income as a percentage of revenues	31%	29%

Operating margin at 31 percent was 2 percentage points higher than in first quarter 2009 with the increase mainly reflecting:

•	3 percent organic growth in commissions and fees;

•	a favorable period-over-period impact from foreign currency translation of $13 million, excluding the impact from the devaluation of the Venezuelan currency. This reflects the net benefit of: a stronger period on period Euro which benefits both our net Euroland income and Euro revenues earned in the London market; and lower losses on our forward rate hedging program; partly offset by a negative impact due to the impact of a stronger period on period Pound Sterling on our net sterling expense base;

•	an $8 million reduction in severance costs due to fewer positions being eliminated; and

•	a $9 million reduction in pension charges in first quarter 2010 compared with 2009, mainly from the closure of our US defined benefit pension plan to future accrual in May 2009;

partly offset by

•	a charge of $12 million relating to the devaluation of the Venezuelan currency in January;

•	a $12 million reduction in legacy contingent commissions assumed on the acquisition of HRH;

•	an increased charge for share-based compensation, largely due to the non-recurrence of a $5 million credit in first quarter 2009; and

•	a $4 million reduction in investment income driven by lower interest rates in first quarter 2010 compared with 2009.

Operating segment margins are discussed in ‘Operating Results — Segment Information’ below.

Interest expense

Interest expense in first quarter 2010 of $43 million was $5 million higher than in 2009. The increase primarily reflects the higher coupon on the $500 million of 12.875% senior unsecured notes issued in March 2009 to refinance part of the lower coupon interim credit facility relating to the HRH acquisition.

Income taxes

	Three months
	ended March 31,
	2010	2009
	(millions, except
	percentages)

Income before taxes and interest in earnings of associates	$258	$236
Income tax charge	67	62
Effective tax rate	26%	26%

The effective tax rate for first quarter 2010 at 26 percent was consistent with first quarter 2009 as the benefit of a $3 million prior year tax credit was offset by the $12 million charge relating to the devaluation of the Venezuelan currency for which there is no corresponding tax credit. Excluding these items, the underlying tax rate at 26 percent remains in line with full year 2009.

Interest in earnings of associates

Interest in earnings of associates, net of tax, was $20 million in first quarter 2010, $6 million lower than in 2009. This fall is primarily driven by the reduction from 49 percent to 31 percent in our ownership interest in Gras Savoye, as part of the reorganization of their capital structure in December 2009. Interest receivable on the vendor financing we provided as part of the capital reorganization is also recorded under this caption. As previously advised, we continue to expect that the reduction in our ownership of Gras Savoye will reduce the 2010 interest in earnings of associates by approximately $10 million compared with 2009.

Net income and diluted earnings per share from continuing operations

	Three months
	ended March 31,
	2010	2009
	(millions, except per
	share data)

Net income from continuing operations	$204	$192
Diluted earnings per share from continuing operations	$1.20	$1.15
Average diluted number of shares outstanding	170	167

Net income from continuing operations for first quarter 2010 was $204 million compared with $192 million in 2009. This increase reflected the benefit of:

•	increased revenues and a higher margin;

partly offset by:

•	increased interest costs reflecting the higher coupon on the $500 million of 12.875% senior unsecured notes issued in March 2009; and

•	a reduction in earnings from associates, mainly reflecting our reduced interest in Gras Savoye.

Diluted earnings per share from continuing operations, for first quarter 2010, increased to $1.20 compared to $1.15 in 2009.

Foreign currency translation, excluding the impact of the Venezuelan currency devaluation, had a $0.06 favorable impact on earnings per diluted share. This was off set by $0.07 per diluted share in respect of the Venezuelan currency devaluation.

Diluted share count in 2010 was 170 million compared with 167 million in 2009 which had a negative $0.02 impact on earnings per diluted share.

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

The following table is a summary of our operating results by segment for the quarters ended March 31, 2010 and 2009:

	Three months ended March 31, 2010			Three months ended March 31, 2009
		Operating	Operating		Operating	Operating
	Revenues	income	margin	Revenues	income	margin
	(millions)			(millions)

Global	$303	$138	46%	$278	$127	46%
North America	365	93	26%	377	94	25%
International	304	103	34%	275	96	35%

Total Retail	669	196	29%	652	190	29%
Corporate & Other(i)	—	(33)	n/a	—	(43)	n/a

Total Consolidated	$972	$301	31%	$930	$274	29%

(i)	Corporate & Other comprises the following:

	Three months ended
	March 31,
	2010	2009

Amortization of intangible assets	$(21)	$(24)
Foreign exchange hedging	—	(14)
HRH integration costs	—	(3)
Venezuelan currency devaluation	(12)	—
Other	—	(2)

	$(33)	$(43)

Global

Our Global operations comprise Global Specialties, Reinsurance, Faber & Dumas and as of 2010 WCMA. Faber & Dumas includes Glencairn, our London-based wholesale brokerage operation and our Fine Art, Jewelry and Specie; Special Contingency Risk and Hughes-Gibb units. WCMA provides financial advice on mergers and acquisitions and capital markets products and may place or underwrite securities.

The following table sets out revenues, organic revenue growth and operating income and margin for the quarters ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009
	(millions, except percentages)

Commissions and fees	$301	$275
Investment income	2	3

Total revenues	$303	$278

Operating income	$138	$127
Organic revenue growth(a)	7%	5%
Operating margin	46%	46%

(a)	Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

Revenues

Commissions and fees of $301 million were $26 million, or 9 percent, higher in first quarter 2010 compared with first quarter 2009. Of this increase, 7 percent was attributable to organic revenue growth and 3 percent to a foreign currency translation benefit, offset by a 1 percent reduction in respect of acquisitions and disposals.

Net new business growth was 9 percent and there was a 2 percent adverse impact from rates and other market factors.

Reinsurance continued to drive the growth with high single digit growth in the quarter driven by strong new business generation in North America together with strong growth in Europe and Asia. The growth in North America was partly driven by the team recruited from Carvill in first quarter 2009. As a result of strong reinsurance underwriting profits in 2009, there has been a general but disciplined softening of rates which remain a significant headwind for growth. Loss activity in the quarter was high, but insured losses are not yet sufficient to change pricing.

Global Specialties organic growth was low single digit in first quarter 2010, with good net new business in a difficult environment offset by further declines in rates and other market factors as premium rates for the majority of specialty classes remain soft. Strong growth in financial and executive risks, Construction and Marine was offset by reductions elsewhere. The Faber & Dumas businesses also recorded positive growth in first quarter 2010, led by the Fine Art, Jewelry and Specie unit, with other units remaining flat.

WCMA continues to establish its presence as an advisor on an array of insurance related capital markets products and mergers and acquisitions.

Client retention levels remained steady at 90 percent for the first three months of 2010.

Productivity continued to improve with a small rise in revenues per FTE employee to $360,000 for the 12 month period to March 31, 2010 compared with $358,000 for full year 2009.

Operating margin

Operating margin was 46 percent in first quarter 2010, consistent with the same period in 2009. The benefits of good organic revenue growth, disciplined cost control and a positive impact from foreign currency translation were offset by: costs associated with selective recruitment, including the team recruited from Carvill late in first quarter 2009; and higher share-based compensation, in part due to the non-recurrence of a credit in first quarter 2009, relating to the release of accumulated compensation expense for certain 2008 awards which were dependent upon performance targets that were not achieved.

North America

Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States and Canada.

The following table sets out revenues, organic revenue growth and operating income and margin for the quarters ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009
	(millions, except
	percentages)

Commissions and fees	$361	$371
Investment income	4	4
Other income	—	2

Total revenues	$365	$377

Operating income	$93	$94
Organic revenue growth(a)	1%	(5)%
Operating margin	26%	25%

(a)	Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; (iv) in North America, legacy contingent commissions assumed as part of the HRH acquisition and that had not been converted into higher standard commission; and (v) investment income and other income from reported revenues.

Included in North America reported commissions and fees were legacy HRH contingent commissions of $8 million in the first quarter of 2010 compared with $20 million in the first quarter of 2009.

Revenues

Commissions and fees of $361 million were $10 million, or 3 percent, lower for the three months ended March 31, 2010 compared with 2009 which was primarily attributable to a $12 million decrease in legacy contingent commissions assumed as part of the HRH acquisition. Organic revenue growth, which excludes the impact of contingent commissions, was 1 percent for the first quarter and was achieved despite a significant level of one-off business in first quarter 2009.

The 1 percent organic revenue growth in first quarter 2010 compared with 2009, was driven by net new business growth of 4 percent, offset by a 3 percent adverse impact from rates and other market factors compared with a negative 6 percent in fourth quarter 2009. However, the rate environment remains very soft and we believe that the reported decrease mainly reflects a change in business mix rather than a significant improvement in the market.

Net new business growth was driven by some of our specialist businesses, with healthcare, financial institutions, personal lines and real estate/hospitality businesses all reporting strong growth in the first quarter. However, the weak US economy and high unemployment continue to adversely impact our North America operations, especially our construction and employee benefits business. In construction, declines in fees and commissions were single digits in first quarter 2010 compared with the double digit declines in 2009. In our employee benefits business, which represents some 20 percent of our North America revenues, commissions and fees were relatively flat as rising premium rates were offset by lower headcount and exposures. Although we currently believe the new US healthcare legislation could be beneficial for our business, at this time, its potential impact is uncertain.

Net new business growth also includes the benefit of higher standard commissions where these have been negotiated in lieu of legacy HRH contingent commissions. We include this because higher standard commissions may not have been negotiated at the same level or be received in the same periods as the related legacy HRH contingent commissions. Furthermore, the business to which the legacy HRH contingent commissions related may not have been renewed. We estimate that first quarter 2010 includes approximately $2 million of these higher standard commissions.

Client retention levels remained stable at 92 percent for the first three months of 2010.

Despite the decline in revenues, our productivity measured in terms of revenue per FTE employee remained high, showing a small improvement to $230,000 for the 12 month period to March 31, 2010 compared with $226,000 for full year 2009.

Operating margin

Operating margin in North America was 26 percent in first quarter 2010 compared with 25 percent in 2009. The higher margin reflected the benefit of:

•	HRH merger synergies realized since first quarter 2009 and disciplined expense management;

•	lower pension charges following the closure of the US defined benefit scheme to accrual in May 2009; and

•	the benefit of organic revenue growth;

partly offset by

•	the $12 million reduction in legacy HRH contingent commissions.

International

Our International business comprises our retail operations in Eastern and Western Europe, the United Kingdom and Ireland, Asia-Pacific, Russia, the Middle East, South Africa and Latin America. The services provided are focused according to the characteristics of each market and vary across offices, but generally include direct risk  management and insurance brokerage and employee benefits consulting.

The following table sets out revenues, organic revenue growth and operating income and margin for the quarters ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009
	(millions, except
	percentages)

Commissions and fees	$301	$269
Investment income	3	6

Total revenues	$304	$275

Operating income	$103	$96
Organic revenue growth(a)	3%	5%
Operating margin	34%	35%

(a)	Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

Revenues

Commissions and fees of $301 million were $32 million, or 12 percent, higher for the three months ended March 31, 2010 compared with 2009 of which 7 percent was attributable to foreign currency translation, 2 percent to acquisitions and disposals and 3 percent to organic revenue growth. Net new business growth was 8 percent and there was a negative 1 percent impact from rates and other market factors.

A significant part of International’s revenues are earned in currencies other than the US dollar. The US dollar has weakened against a number of these currencies in first quarter 2010 compared with the same period in 2009, most notably the euro, pound sterling, Danish kroner and Australian dollar. Consequently revenues have increased by 7 percent in first quarter 2010 compared with the same period in 2009, when reported in US dollars, on a period on period basis.

Organic revenue growth was strongest in emerging markets with Latin America, Asia and Eastern Europe, primarily due to Russia, all reporting strong growth. Continental Europe faces a more challenging economic environment and growth levels were consequently muted. Our UK and Irish retail operations declined by 3 percent but the rate of decline has moderated since 2009 and we have seen signs of an improving economy in the United Kingdom and some signs that the Irish economy has bottomed out. Our employee benefits practice, which represents approximately 10 percent of International commissions and fees, continued to perform well with growth in the mid single digits.

Client retention levels remained high at 92 percent for the first three months of 2010.

Productivity in International continues to improve with revenues per FTE employee increasing marginally to $157,000 in the 12 month period to March 31, 2010 compared with to $156,000 in full year 2009.

Operating margin

Operating margin in International was 34 percent in first quarter 2010 compared with 35 percent in first quarter 2009 with the reduction mainly reflecting increased spending on long term initiatives.

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual Report on

Form 10-K for the year ended December 31, 2009. There were no significant additions or changes to these assumptions in first quarter 2010.

NEW ACCOUNTING STANDARDS

There were no new accounting standards issued during first quarter 2010 that would have a significant impact on the Company’s reporting.

LIQUIDITY AND CAPITAL RESOURCES

In the short term, our capital management priority is debt reduction. Total debt as of March 31, 2010 at $2.4 billion was in line with December 31, 2009.

In first quarter 2010, we made a $27 million mandatory repayment against the 5-year term loan, thereby reducing the outstanding balance to $493 million. We also repurchased $7 million of 5.125% senior notes due July 2010 and repaid in full a $9 million fixed rate loan due 2010.

At March 31, 2010, we have $65 million outstanding under our $300 million revolving credit facility, compared with $150 million at March 31, 2009 and $nil at December 31, 2009. Drawings under the facility are typically higher in the first half of the year due to incentive award payments in the first quarter. We expect to repay the outstanding balance before the end of 2010.

Once the remaining $83 million of the 5.125% senior notes due July 2010 are repaid, the only mandatory repayments over the next 5 years are the scheduled repayments on our $700 million 5-year term loan and $4 million due on a fixed rate loan note due 2012.

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

Own funds

As of March 31, 2010, we had cash and cash equivalents of $196 million, compared with $191 million at December 31, 2009 and $235 million of our $300 million revolving credit facility remained available to draw.

Operating activities

Total cash generated from operating activities in first quarter 2010 was $73 million compared with $84 million in the same period in 2009. Cash generated from operating activities in first quarter 2010 is after the payment of incentive awards of which $169 million were paid as cash retention awards (2009: $111 million).

Investing activities

Total net cash used in investing activities was $41 million in the three months ended March 31, 2010 compared with $48 million in the same period of 2009.

The decrease in cash used in investing activities of $7 million was mainly attributable to:

•	the payment in first quarter 2009 of $39 million in respect of an additional 5 percent interest in Gras Savoye;

offset by

•	an increase of $16 million in the net investment in tangible fixed assets in first quarter 2010 compared with the same period in 2009 mainly reflecting increased spend on infrastructure projects; and

•	an $11 million increase in acquisitions of subsidiaries, primarily comprising cash payments for the deferred consideration relating to previous acquisitions.

Financing activities

Net cash used in financing activities was $17 million in the three months ended March 31, 2010 compared with $58 million in the same period of 2009.

The decrease in cash used in financing activities of $41 million was mainly attributable to:

•	a $165 million net outflow in 2009 relating to the repayment/refinancing of $647 million of the then outstanding interim credit facility. As part of the refinancing we issued $500 million of 12.875% senior unsecured notes issued in March 2009 and received net proceeds of $482 million;

offset by

•	a $85 million reduction in the drawdown against our revolving credit facility from $150 million in first quarter 2009 to $65 million in first quarter 2010; and

•	first quarter 2010 debt repayments of $43 million comprising: the $27 million mandatory repayment against the 5-year term loan; a repurchase of $7 million of 5.125% senior notes due July 2010; and the repayment of a $9 million fixed rate loan due 2010;

Share buybacks

There have been no share buybacks in first quarter 2010. There remains $925 million under the current buyback authorization.

Dividends

Cash dividends paid in the first quarter 2010 were $44 million compared with $43 million in the same period in 2009. The $1 million change reflects a small increase in the number of shares as a result of share option exercises during 2009. In April 2010, we declared a quarterly cash dividend of $0.26 per share, which is unchanged from the prior year.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations since December 31, 2009, except for contractual, planned payments.

OFF-BALANCE SHEET TRANSACTIONS

Apart from commitments, guarantees and contingencies, as disclosed in Note 7 to the Condensed Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations or liquidity.

Item 3 —	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk from that described in the Company’s

Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4 —	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Interim Chief Financial Officer and Global Group Financial Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings

Information regarding legal proceedings is set forth in Note 7 — ‘Commitments and Contingencies’ to the Condensed Consolidated Financial Statements (Unaudited) appearing in Part I, Item 1 of this report.

Item 1A —	Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A ‘Risk Factors’ included in the Form 10-K for the year ended December 31, 2009.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2010, the Company issued a total of 13,864 shares without registration under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of such Act relating to sales by an issuer not involving a public offering, none of which involved the sale of more than 1% of the outstanding common stock of the Company.

The following sales of shares related to part consideration for the acquisition of interest in the following companies:

	Number	Consideration
Date of Sale	of Shares	($)	Acquisition

March 31, 2010	1,683	60,201	Willis A/S Denmark
March 31, 2010	12,181	427,795	Eyl & Gordon Insurance Brokers Inc

The Company may purchase shares, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, at an aggregate purchase price of up to $1 billion under an open-ended program approved by the Board of Directors. The Company did not repurchase any of its own shares during the quarter covered by this report.

Item 3 —	Defaults Upon Senior Securities

None.

Item 4 —	(Removed and Reserved)

Item 5 —	Other Information

None.

Item 6 —	Exhibits

10.1	The Willis Group Holdings Irish Share Plan
10.2	Form of Performance Based Option Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan
10.3	Form of Performance Based Option Agreement under the Willis Group Holdings 2008 Share Purchase and Option Plan
10.4	Form of RSU Agreement for Non-Employee Directors under the Willis Group Holdings 2001 Share Purchase and Option Plan
31.1	Certification Pursuant to Rule 13a-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350
32.2	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Willis Group Holdings plc
(Registrant)

By:	/s/ Stephen Wood
Stephen Wood
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 10, 2010