Form 10-Q
period 2010-06-30
WILLIS GROUP HOLDINGS PLC
filed 2010-08-06
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 31, 2010, there were outstanding 170,276,062 ordinary shares, nominal value $0.000115 per share and 40,000 ordinary shares, nominal value €1, of the Registrant.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

		Page

Information Concerning Forward-Looking Statements		3

PART I — Financial Information
Item 1	— Financial Statements	5
Item 2	— Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
Item 3	— Quantitative and Qualitative Disclosures about Market Risk	68
Item 4	— Controls and Procedures	68

PART II — Other Information
Item 1	— Legal Proceedings	69
Item 1A	— Risk Factors	69
Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3	— Defaults upon Senior Securities	69
Item 4	— (Removed and Reserved)	69
Item 5	— Other Information	69
Item 6	— Exhibits	69
Signatures		70
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

There are important uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•	the impact of any regional, national or global political, economic, business, competitive, market, environmental and regulatory conditions on our global business operations;

•	the impact of current financial market conditions on our results of operations and financial condition, including as a result of any insolvencies or other difficulties experienced by our clients, insurance companies or financial institutions;

•	our ability to continue to manage our significant indebtedness;

•	our ability to compete effectively in our industry;

•	our ability to implement or realize anticipated benefits of the Shaping Our Future, Right Sizing Willis, Funding for Growth initiatives or any other new initiatives;

•	material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane, or otherwise;

•	the volatility or declines in other insurance markets and the premiums on which our commissions are based, but which we do not control;

•	our ability to retain key employees and clients and attract new business;

•	the timing or ability to carry out share repurchases or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;

•	any fluctuations in exchange and interest rates that could affect expenses and revenue;

•	rating agency actions that could inhibit our ability to borrow funds or the pricing thereof;

•	a significant decline in the value of investments that fund our pension plans or changes in our pension plan funding obligations;

•	our ability to achieve the expected strategic benefits of transactions;

•	changes in the tax or accounting treatment of our operations;

•	any potential impact from the new US healthcare reform legislation;

•	the potential costs and difficulties in complying with a wide variety of foreign laws and regulations and any related changes, given the global scope of our operations;

•	our involvements in and the results of any regulatory investigations, legal proceedings and other contingencies;

•	underwriting, advisory or reputational risks associated with non-core operations;

•	our exposure to potential liabilities arising from errors and omissions and other potential claims against us; and

•	the interruption or loss of our information processing systems or failure to maintain secure information systems.

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results.

For additional factors see also Part I, Item 1A ‘Risk Factors’ included in Willis’ Form 10-K for the year ended December 31, 2009. Copies of the 10-K are available online at http://www.sec.gov or www.willis.com.

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

PART I — FINANCIAL INFORMATION

Item 1 —	Financial Statements

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(millions, except per share data)

REVENUES
Commissions and fees	$789	$772	$1,752	$1,687
Investment income	10	12	19	25
Other income	—	—	—	2

Total revenues	799	784	1,771	1,714

EXPENSES
Salaries and benefits (including share based compensation of $13 million, $10 million, $25 million and $15 million (Note 3))	(456)	(443)	(942)	(923)
Other operating expenses	(135)	(139)	(284)	(277)
Depreciation expense	(16)	(14)	(31)	(28)
Amortization of intangible assets	(21)	(23)	(42)	(47)
Net loss on disposal of operations	(2)	—	(2)	—

Total expenses	(630)	(619)	(1,301)	(1,275)

OPERATING INCOME	169	165	470	439
Interest expense	(41)	(43)	(84)	(81)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN (LOSS) EARNINGS OF ASSOCIATES	128	122	386	358
Income taxes	(35)	(31)	(102)	(93)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN (LOSS) EARNINGS OF ASSOCIATES	93	91	284	265
Interest in (loss) earnings of associates, net of tax	(2)	—	18	26

INCOME FROM CONTINUING OPERATIONS	91	91	302	291
Discontinued operations, net of tax (Note 4)	—	—	—	1

NET INCOME	91	91	302	292
Less: net income attributable to noncontrolling interests	(2)	(4)	(9)	(12)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$89	$87	$293	$280

AMOUNTS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS SHAREHOLDERS
Income from continuing operations, net of tax	$89	$87	$293	$279
Income from discontinued operations, net of tax	—	—	—	1

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$89	$87	$293	$280

EARNINGS PER SHARE — BASIC AND DILUTED (Note 5)
BASIC EARNINGS PER SHARE
— Continuing operations	$0.52	$0.52	$1.73	$1.67

DILUTED EARNINGS PER SHARE
— Continuing operations	$0.52	$0.52	$1.71	$1.66

CASH DIVIDENDS DECLARED PER SHARE	$0.26	$0.26	$0.52	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(millions, except share data)

ASSETS
Cash and cash equivalents	$139	$191
Fiduciary funds — restricted	1,977	1,683
Accounts receivable, net of allowance for doubtful accounts of $20 million in 2010 and $20 million in 2009	9,687	8,638
Fixed assets, net of accumulated depreciation of $253 million in 2010 and $257 million in 2009	346	352
Goodwill (Note 10)	3,271	3,277
Other intangible assets, net of accumulated amortization of $221 million in 2010 and $179 million in 2009 (Note 11)	528	572
Investments in associates	151	156
Deferred tax assets	91	82
Pension benefits asset	121	69
Other assets	709	603

TOTAL ASSETS	$17,020	$15,623

LIABILITIES AND EQUITY
Accounts payable	$10,975	$9,686
Deferred revenue and accrued expenses	240	301
Deferred tax liabilities	28	29
Income taxes payable	93	46
Short-term debt (Note 12)	193	209
Long-term debt (Note 12)	2,154	2,165
Liability for pension benefits	171	187
Other liabilities	737	771

Total liabilities	14,591	13,394

COMMITMENTS AND CONTINGENCIES (Note 7)
EQUITY
Shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued and outstanding, 170,216,447 shares in 2010 and 168,661,172 shares in 2009. Shares, €1 nominal value; Authorized: 40,000; Issued and outstanding, 40,000 shares in 2010 and 2009	—	—
Additional paid-in capital	951	918
Retained earnings	2,063	1,859
Accumulated other comprehensive loss, net of tax (Note 14)	(610)	(594)
Treasury shares, at cost, 57,310 shares, $0.000115 nominal value in 2010 and 54,310 shares, $0.000115 nominal value in 2009 and 40,000 shares, €1 nominal value, in 2010 and 2009	(3)	(3)

Total Willis Group Holdings stockholders’ equity	2,401	2,180
Noncontrolling interests	28	49

Total equity	2,429	2,229

TOTAL LIABILITIES AND EQUITY	$17,020	$15,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2010	2009
	(millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$302	$292
Adjustments to reconcile net income to total net cash provided by operating activities:
Income from discontinued operations	—	(1)
Net loss/(gain) on disposal of operations, fixed and intangible assets and short-term investments	3	(3)
Depreciation expense	31	28
Amortization of intangible assets	42	47
Benefit for deferred income taxes	(17)	(17)
Excess tax benefits from share-based payment arrangements	(1)	—
Share-based compensation (Note 3)	25	15
Undistributed earnings of associates	(14)	(19)
Non-cash Venezuela currency devaluation	12	—
Effect of exchange rate changes on net income	(2)	18
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds — restricted	(362)	(60)
Accounts receivable	(1,262)	(1,114)
Accounts payable	1,548	1,164
Additional funding of UK and US pension plans	(19)	—
Other assets	(111)	(141)
Other liabilities	(19)	3

Net cash provided by continuing operating activities	156	212
Net cash used in discontinued operating activities	—	(4)

Total net cash provided by operating activities	156	208

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	4	9
Additions to fixed assets	(45)	(38)
Acquisitions of subsidiaries, net of cash acquired	(15)	(3)
Acquisition of investments in associates	(1)	(41)
Proceeds from sale of operations, net of cash disposed	—	37
Proceeds on sale of short-term investments	—	21

Total net cash used in continuing investing activities	(57)	(15)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	30	95
Proceeds from issue of short-term debt, net of debt issuance costs	—	1
Repayments of debt	(70)	(750)
Senior notes issued, net of debt issuance costs	—	482
Proceeds from issue of shares	17	12
Excess tax benefits from share-based payment arrangements	1	—
Dividends paid	(89)	(87)
Acquisition of noncontrolling interests	(4)	(14)
Dividends paid to noncontrolling interests	(22)	(9)

Total net cash used in continuing financing activities	(137)	(270)

DECREASE IN CASH AND CASH EQUIVALENTS	(38)	(77)
Effect of exchange rate changes on cash and cash equivalents	(14)	4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	191	176

CASH AND CASH EQUIVALENTS, END OF PERIOD	$139	$103

Cash and cash equivalents — reported as discontinued operations	—	—

Cash and cash equivalents — continuing operations	$139	$103

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	NATURE OF OPERATIONS

Willis Group Holdings and its subsidiaries provide a broad range of insurance and reinsurance broking and risk management consulting services to its clients worldwide, both directly and indirectly through its associates. The Company provides both specialized risk management advisory and consulting services on a global basis to clients engaged in specific industrial and commercial activities, and services to small, medium and major corporates through its retail operations.

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

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six month period ended June 30, 2010 may not necessarily be indicative of the operating results for the entire fiscal year.

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

This transaction was accounted for as a merger between entities under common control: accordingly, the historical financial statements of Willis-Bermuda for periods prior to this transaction are considered to be the historical financial statements of Willis Group Holdings. No changes in capital structure, assets or liabilities resulted from this transaction, other than Willis Group Holdings has provided a guarantee of amounts due under certain borrowing arrangements of two of its subsidiaries as described in notes 17 and 18.

Devaluation of Venezuelan currency

With effect from January 1, 2010, the Venezuelan economy was designated as hyper-inflationary. The Venezuelan government also devalued the Bolivar Fuerte in January 2010. As a result of these actions, the Company recorded a $12 million charge in other operating expenses to reflect the re-measurement of its net assets denominated in Venezuelan Bolivar Fuerte at January 1, 2010.

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

Severance costs

The Company incurred severance costs of $11 million in the six months ended June 30, 2010 (2009: $18 million). These costs relate to approximately 320 positions that have been or will be eliminated as part of the Company’s continuing focus on managing expense. Of these costs, $3 million were incurred in the three months ended June 30, 2010 (2009: $2 million). Severance costs for these employees were recognized pursuant to the terms of their existing benefit arrangements or employment agreements.

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

The following table sets out the amount of cash retention awards made and the related amortization of those awards for the three and six months ended June 30, 2010 and 2009:

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2010	2009	2010	2009
	(millions)

Cash retention awards made	$16	$29	$185	$140
Amortization of cash retention awards included in salaries and benefits	32	26	60	44

Unamortized cash retention awards totaled $217 million as of June 30, 2010
(December 31, 2009: $98 million; June 30, 2009: $142 million).

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.	SALARIES AND BENEFITS (Continued)

Share-based compensation

The Company incurred share-based compensation, reported within salaries and benefits, of $25 million in the six months ended June 30, 2010 (2009: $15 million) of which $13 million was incurred in the three months ended June 30, 2010 (2009: $10 million).

During the six months ended June 30, 2009, the Company recorded a $7 million credit relating to the accumulated compensation expense for certain 2008 awards which were dependent upon performance targets which the Company no longer expects to achieve.

4.	DISCONTINUED OPERATIONS

On April 15, 2009, the Company disposed of Bliss & Glennon, a US-based wholesale insurance operation acquired as part of the acquisition of HRH in 2008. Gross proceeds were $41 million.

Bliss & Glennon’s net assets at April 15, 2009 were $39 million, of which $34 million related to identifiable intangible assets and goodwill. In addition, there were costs and income taxes relating to the transaction of $2 million. No gain or loss was recognized on this disposal.

On September 1, 2009, the Company disposed of Managing Agency Group (‘MAG’), another US-based wholesale insurance operation acquired as part of the acquisition of HRH in 2008. MAG achieved a breakeven result in the first half of 2009.

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

Bliss and
Glennon
April 15,
2009
(millions)

Assets
Cash and cash equivalents	$1
Fiduciary funds — restricted	9
Accounts receivable	17
Fixed assets	1
Intangible assets	34
Other assets	2

Total assets	$64

Liabilities
Accounts payable	$24
Other liabilities	1

Total liabilities	$25

Net assets of discontinued operations	$39

5.	EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net income attributable to Willis Group Holdings by the average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company. At June 30, 2010, time-based and performance-based options to purchase 12.3 million and 8.6 million (2009: 15.3 million and 9.3 million) shares, respectively, and 1.7 million (2009: 1.2 million) restricted shares, were outstanding.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	EARNINGS PER SHARE (Continued)

Basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(millions, except per share data)

Net income attributable to Willis Group Holdings	$89	$87	$293	$280

Basic average number of shares outstanding	170	168	169	167
Dilutive effect of potentially issuable shares	1	—	2	1

Diluted average number of shares outstanding	171	168	171	168

Basic earnings per share:
Continuing operations	$0.52	$0.52	$1.73	$1.67
Discontinued operations	—	—	—	0.01

Net income attributable to Willis Group Holdings shareholders	$0.52	$0.52	$1.73	$1.68

Dilutive effect of potentially issuable shares	—	—	(0.02)	(0.01)

Diluted earnings per share:
Continuing operations	$0.52	$0.52	$1.71	$1.66
Discontinued operations	—	—	—	0.01

Net income attributable to Willis Group Holdings shareholders	$0.52	$0.52	$1.71	$1.67

Options to purchase 13 million shares were not included in the computation of the dilutive effect of stock options for the three and six months ended June 30, 2010 because the effect was antidilutive (three and six months ended June 30, 2009: 23.9 million).

6.	PENSION PLANS

The components of the net periodic benefit cost of the UK, US and international defined benefit plans are as follows:

	Three months ended June 30,
	UK pension		US pension		Intl pension
	benefits		benefits		benefits
	2010	2009	2010	2009	2010	2009
	(millions)

Components of net periodic benefit cost (income):
Service cost	$9	$5	$—	$1	$2	$2
Interest cost	24	24	10	10	2	2
Expected return on plan assets	(33)	(32)	(10)	(8)	(2)	(1)
Amortization of unrecognized prior service gain	(1)	(1)	—	—	—	—
Amortization of unrecognized actuarial loss	9	8	—	3	1	—
Curtailment gain	—	—	—	(12)	—	—

Net periodic benefit cost (income)	$8	$4	$—	$(6)	$3	$3

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	PENSION PLANS (Continued)

	Six months ended June 30,
	UK pension		US pension		Intl pension
	benefits		benefits		benefits
	2010	2009	2010	2009	2010	2009
	(millions)

Components of net periodic benefit cost:
Service cost	$18	$10	$—	$7	$3	$3
Interest cost	49	46	20	20	4	4
Expected return on plan assets	(69)	(61)	(21)	(17)	(4)	(3)
Amortization of unrecognized prior service gain	(2)	(2)	—	—	—	—
Amortization of unrecognized actuarial loss	18	16	1	5	1	1
Curtailment gain	—	—	—	(12)	—	—

Net periodic benefit cost	$14	$9	$—	$3	$4	$5

For the six months ended June 30, 2010, the Company had made contributions of $43 million, $13 million and $4 million to the UK, US and international defined benefit pension plans (2009: $26 million, $7 million and $3 million), respectively. The Company expects to contribute approximately $86 million to the UK defined benefit pension plan, $30 million to the US plan and $8 million to the international plan for the full year 2010.

Effective May 15, 2009, the Company closed the US defined benefit plan to future accrual. Consequently, a curtailment gain of $12 million was recognized during the three and six months ended June 30, 2009.

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

On September 14, 2009, a complaint, captioned Rupert, et al. v. Winter, et al., Case No. 2009C115137, was filed on behalf of 97 Stanford investors against Willis Group Holdings, Willis of Colorado, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). Based on substantially the same allegations as the Troice complaint, the Rupert complaint asserts claims under the Securities Act of 1933, as well as various Texas statutory and common law claims, and seeks rescission, damages, special damages and consequential damages of $79.1 million, treble damages of $237.4 million under the Texas Insurance Code, attorneys’ fees and costs. On October 20, 2009, certain defendants, including Willis of Colorado, Inc., (i) removed the Rupert action to the U.S. District Court for the Western District of Texas, (ii) notified the JPML of the pendency of this additional ‘tag-along’ action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. In November 2009, the JPML issued a conditional transfer order (the ‘CTO’) for the transfer of the Rupert action to the Northern District of Texas. On December 22, 2009, the plaintiffs filed a motion to vacate, or alternatively stay, the CTO, to which Willis of Colorado, Inc. responded on January 4, 2010. On April 1, 2010, the JPML denied the plaintiffs’ motion to vacate the CTO and issued a final transfer order for the transfer of the Rupert action to the Northern District of Texas.

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

a Notice of Dismissal, dismissing the Canabal action without prejudice. On February 25, 2010, the defendants filed motions to dismiss the Second Amended Class Action Complaint in the consolidated Troice/Canabal action. Those motions are currently pending. On May 24, 2010, the plaintiffs in the consolidated Troice/Canabal action filed a motion for leave to file a Third Amended Class Action Complaint, which, among other things, adds several Texas statutory claims. That motion is also currently pending.

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

St. Jude

In January 2009, Willis of Minnesota, Inc. was named as a third party defendant in a lawsuit between American Insurance Company (‘AIC’) and St. Jude Medical, Inc. (‘St. Jude’) pending in the United States District Court, District of Minnesota, that arose out of a products liability insurance program for St. Jude in which AIC provided one layer of insurance and the Company acted as the broker. St. Jude is seeking a judgment against AIC requiring AIC to pay its policy limits of $50 million plus interest and costs for certain personal injury claims filed against St. Jude and denied by AIC. To the extent there is a finding that AIC does not have to provide coverage for these claims, St. Jude has alternatively alleged standard errors and omissions claims against the Company for the same amount. While the Company cannot predict the outcome of any litigation, the Company believes AIC should provide coverage and believes that St. Jude should have a favorable outcome against AIC. If St. Jude prevails against AIC, St. Jude’s claims against the Company become moot. The Company continues to vigorously defend itself and disputes the allegations made against it. Pending the outcome of summary judgment motions, the case may proceed to trial in November 2010.

Commitments

In December 2009, the Company made a capital commitment of $25 million to Trident V, LP, an investment fund managed by Stone Point Capital. The first capital call was made and met in April 2010 and was for $1 million. As at June 30, 2010 there had been $2 million of capital calls, all of which have been met.

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

At June 30, 2010, the Company had the following derivative financial instruments that were designated as cash flow hedges of interest rate risk:

		Notional	Fair
		amount(i)	value
		(millions)

US dollar	Receive fixed — pay variable	$590	$16
Pound Sterling	Receive fixed — pay variable	175	6
Euro	Receive fixed — pay variable	102	2

(i)	Notional amounts are reported in US dollars translated at spot rates at June 30, 2010.

During the six months ended June 30, 2010, the Company entered into a series of interest rate swaps for a total notional amount of $350 million to receive a fixed rate and pay a variable rate on a semi-annual basis, with a maturity date of July, 15, 2015. The Company has designated and accounts for these instruments as fair value hedges against its $350 million 5.625% senior notes due 2015. The fair values of the interest rate swaps are included within other assets or other liabilities and the fair value of the hedged element of the senior notes is included within the principal amount of the debt.

At June 30, 2010 and December 31, 2009 the Company’s interest rate swaps were designated as hedging instruments.

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

At June 30, 2010 and December 31, 2009 the Company’s foreign currency contracts were all designated as hedging instruments.

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for Pounds Sterling and US dollars at June 30, 2010:

		Fair
	Sell(i)	value
	(millions)

US dollar	$363	$(19)
Euro	137	19
Japanese yen	63	(3)

(i)	Foreign currency notional amounts are reported in US dollars translated at spot rates at June 30, 2010.

Derivative financial instruments

The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at June 30, 2010:

		Fair value
	Balance sheet	June 30,	December 31,
Derivative financial instruments designated as hedging instruments:	classification	2010	2009
		(millions)

Assets:
Interest rate swaps (cash flow hedges)	Other assets	$24	$27
Interest rate swaps (fair value hedges)	Other assets	14	—
Forward exchange contracts	Other assets	21	8

Total derivatives designated as hedging instruments		$59	$35

Liabilities:
Interest rate swaps	Other liabilities	$—	$(1)
Forward exchange contracts	Other liabilities	(24)	(22)

Total derivatives designated as hedging instruments		$(24)	$(23)

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Derivative financial instruments (Continued)

The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for the three and six months ended June 30, 2010 and 2009:

				Location of	Amount of
				gain (loss)	gain (loss)
		Location of	Amount of	recognized	recognized
		gain (loss)	gain (loss)	in income	in income
		reclassified	reclassified	on derivative	on derivative
	Amount of	from	from	(Ineffective	(Ineffective
	gain (loss)	accumulated	accumulated	hedges and	hedges and
	recognized	OCI(i) into	OCI(i) into	ineffective	ineffective
	in OCI(i)	income	income	element of	element of
	on derivative	(Effective	(Effective	effective	effective
Derivatives in cash flow hedging relationships	(Effective element)	element)	element)	hedges)	hedges)
	(millions)		(millions)		(millions)

Three months ended June 30, 2010
Interest rate swaps	$6	Investment income	$(6)	Other operating expenses	$—
Forward exchange contracts	7	Other operating expenses	2	Interest expense	—

Total	$13		$(4)		$—

Three months ended June 30, 2009
Interest rate swaps	$3	Investment income	$(7)	Other operating expenses	$—
Forward exchange contracts	27	Other operating expenses	13	Interest expense	—

Total	$30		$6		$—

Six months ended June 30, 2010
Interest rate swaps	$11	Investment income	$(13)	Other operating expenses	$—
Forward exchange contracts	4	Other operating expenses	7	Interest expense	—

Total	$15		$(6)		$—

Six months ended June 30, 2009
Interest rate swaps	$9	Investment income	$(12)	Other operating expenses	$(1)
Forward exchange contracts	33	Other operating expenses	30	Interest expense	—

Total	$42		$18		$(1)

(i)	OCI means other comprehensive income. Amounts above shown gross of tax.

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

Derivative financial instruments (Continued)

At June 30, 2010, the Company estimates there will be no material reclassification of net derivative gains or losses from other comprehensive income into earnings within the next twelve months.

Fair value hedges

The table below presents the effects of derivative financial instruments in fair value hedging relationships on the consolidated statements of operations for the three and six months ended June 30, 2010. The Company did not have any derivative financial instruments in fair value hedging relationships during 2009.

			Loss	Ineffectiveness
		Gain	recognized	recognized in
Derivatives in fair value hedging	Hedged item in fair value hedging	recognized	for hedged	interest
relationships	relationship	for derivative	item	expense
			(millions)

Three months ended June 30, 2010
Interest rate swaps	5.625% Senior notes due 2015	$12	$(12)	$—

Six months ended June 30, 2010
Interest rate swaps	5.625% Senior notes due 2015	$14	$(14)	$—

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

9.	FAIR VALUE MEASUREMENT

The following table presents, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2010
	Quoted
	prices in
	active
	markets	Significant	Significant
	for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	Level 1	Level 2	Level 3	Total
	(millions)

Assets at fair value:
Cash and cash equivalents	$139	$—	$—	$139
Fiduciary funds — restricted	1,977	—	—	1,977
Derivative financial instruments	—	59	—	59

Total assets	$2,116	$59	$—	$2,175

Liabilities at fair value:
Derivative financial instruments	$—	$24	$—	$24
Changes in fair value of hedged debt(i)	—	14	—	14

Total liabilities	$—	$38	$—	$38

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	FAIR VALUE MEASUREMENT (Continued)

	December 31, 2009
	Quoted
	prices in
	active	Significant	Significant
	markets for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	Level 1	Level 2	Level 3	Total
	(millions)

Assets at fair value:
Cash and cash equivalents	$191	$—	$—	$191
Fiduciary funds — restricted	1,683	—	—	1,683
Derivative financial instruments	—	35	—	35

Total assets	$1,874	$35	$—	$1,909

Liabilities at fair value:
Derivative financial instruments	$—	$23	$—	$23

Total liabilities	$—	$23	$—	$23

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

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	amount	Value	amount	Value
		(millions)

Assets:
Cash and cash equivalents	$139	$139	$191	$191
Fiduciary funds — restricted	1,977	1,977	1,683	1,683
Derivative financial instruments	59	59	35	35
Liabilities:
Short-term debt	$193	$193	$209	$211
Long-term debt	2,154	2,415	2,165	2,409
Derivative financial instruments	24	24	23	23

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

Derivative Financial Instruments — Market values have been used to determine the fair value of interest rate swaps and forward foreign exchange contracts based on estimated amounts the Company would receive or have to pay to terminate the agreements, taking into account the current interest rate environment, current foreign currency forward rates and counterparty risk. The fair value of the Company’s derivative financial instruments is computed based on an income approach using appropriate valuation techniques including discounted future cash flows and other methods that are consistent with accepted methodologies for pricing financial instruments.

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

The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2010 and the year ended December 31, 2009 are as follows:

		North
	Global	America	International	Total
		(millions)

Balance at December 31, 2008	$1,046	$1,810	$419	$3,275
Goodwill acquired during 2009	4	1	14	19
Purchase price allocation adjustments	24	(4)	—	20
Goodwill disposed of during 2009	—	(27)	(1)	(28)
Foreign exchange	(9)	—	—	(9)

Balance at December 31, 2009	$1,065	$1,780	$432	$3,277
Other movements(i)	—	(2)	1	(1)
Foreign exchange	(5)	—	—	(5)

Balance at June 30, 2010	$1,060	$1,778	$433	$3,271

(i)	North America — tax benefit arising on the exercise of fully vested HRH stock options which were issued as part of the acquisition of HRH in 2008.

11.	OTHER INTANGIBLE ASSETS

Other intangible assets are classified into the following categories:

•	‘Customer and Marketing related’ includes

•	Client Relationships,

•	Client Lists,

•	Non-compete Agreements,

•	Trade Names; and

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.	OTHER INTANGIBLE ASSETS (Continued)

The major classes of amortizable intangible assets are as follows:

	June 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	(millions)

Customer and Marketing Related:
Client Relationships	$689	$(170)	$519	$691	$(138)	$553
Client Lists	9	(7)	2	9	(6)	3
Non-compete Agreements	36	(32)	4	36	(23)	13
Trade Names	11	(10)	1	11	(10)	1

Total Customer and Marketing Related	745	(219)	526	747	(177)	570

Contract based, Technology and Other	4	(2)	2	4	(2)	2

Total amortizable intangible assets	$749	$(221)	$528	$751	$(179)	$572

The aggregate amortization of intangible assets for the six months ended June 30, 2010 was $42 million (2009: $47 million), of which $21 million was recognized in the three months ended June 30, 2010 (2009: $23 million). The total amortizable intangible assets are expected to be amortized over the following periods:

	Remainder of
	2010	2011	2012	2013	2014	Thereafter	Total
			(millions)

Amortization of intangible assets	$39	$67	$61	$56	$50	$255	$528

12.	DEBT

Short-term debt consists of the following:

	June 30,	December 31,
	2010	2009
	(millions)

Current portion of 5-year term loan facility	$110	$110
5.125% senior notes due 2010	83	90
6.000% loan notes due 2010	—	9

	$193	$209

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.	DEBT (Continued)

Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009
	(millions)

5-year term loan facility	$356	$411
Revolving credit facility	30	—
6.000% senior notes due 2012	4	4
5.625% senior notes due 2015	364	350
12.875% senior notes due 2016	500	500
6.200% senior notes due 2017	600	600
7.000% senior notes due 2019	300	300

	$2,154	$2,165

During the six months ended June 30, 2010, the Company entered into a series of interest rate swaps for a total notional amount of $350 million to receive a fixed rate and pay a variable rate on a semi-annual basis, with a maturity date of July 15, 2015. The Company has designated and accounts for these instruments as fair value hedges against its $350 million 5.625% senior notes due 2015. The fair values of the interest rate swaps are included within other assets or other liabilities and the fair value of the hedged element of the senior notes is included within the principal amount of the debt.

The 5-year term loan facility bears interest at LIBOR plus 2.250% and is repayable at $27 million per quarter, with a final payment of $115 million due in the fourth quarter of 2013. Drawings under the revolving credit facility also bear interest at LIBOR plus 2.250% and the facility expires on October 1, 2013.

13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Six months ended
	June 30,
	2010	2009
	(millions)

Supplemental disclosures of cash flow information:
Cash payments for income taxes, net of cash received	$56	$66
Cash payments for interest	82	76

Supplemental disclosures of non-cash flow investing and financing activities:
Issue of stock on acquisitions of subsidiaries	$—	$1
Issue of stock on acquisitions of noncontrolling interests	—	10

Acquisitions:
Fair value of assets acquired	$1	$6
Less: Liabilities assumed	—	(35)

Net assets (liabilities) acquired, net of cash acquired	$1	$(29)

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.	COMPREHENSIVE INCOME

a) The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
		(millions)

Net income	$91	$91	$302	$292
Other comprehensive income, net of tax:
Foreign currency translation adjustment (net of tax of $nil, $nil, $nil and $nil)	(29)	4	(35)	5
Pension funding adjustment (net of tax of $(2) million, $1 million, $(5) million and $(2) million)	6	—	12	6
Net unrealized gain on derivative instruments (net of tax of $(2) million, $(10) million, $(2) million and $(17) million)	7	26	7	43

Other comprehensive (loss) income (net of tax of $(4) million, $(9) million, $(7) million and $(19) million)	(16)	30	(16)	54

Comprehensive income	75	121	286	346
Noncontrolling interests	(2)	(4)	(9)	(12)

Comprehensive income attributable to Willis Group Holdings	$73	$117	$277	$334

b) The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30,	December 31,
	2010	2009
	(millions)

Net foreign currency translation adjustment	$(81)	$(46)
Net unrealized holding loss	(2)	(2)
Pension funding adjustment	(542)	(554)
Net unrealized gain on derivative instruments	15	8

Accumulated other comprehensive loss, attributable to Willis Group Holdings	$(610)	$(594)

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15.	EQUITY AND NONCONTROLLING INTERESTS

The components of equity and noncontrolling interests are as follows:

	June 30, 2010			June 30, 2009
	Willis			Willis
	Group			Group
	Holdings	Noncontrolling	Total	Holdings	Noncontrolling	Total
	stockholders	interests	equity	stockholders	interests	equity
	(millions)

Balance at beginning of period	$2,180	$49	$2,229	$1,845	$50	$1,895
Comprehensive income:
Net income	293	9	302	280	12	292
Other comprehensive (loss) income, net of tax	(16)	—	(16)	54	—	54

Comprehensive income	277	9	286	334	12	346
Dividends	(89)	(22)	(111)	(87)	(9)	(96)
Additional paid-in capital	33	—	33	22	—	22
Purchase of subsidiary shares from noncontrolling interests	—	(4)	(4)	—	(9)	(9)
Foreign currency translation	—	(4)	(4)	—	—	—

Balance at end of period	$2,401	$28	$2,429	$2,114	$44	$2,158

The effects on equity of changes in Willis Group Holdings ownership interest in its subsidiaries are as follows:

	June 30,	June 30,
	2010	2009
	(millions)

Net income attributable to Willis Group Holdings	$293	$280

Transfers from noncontrolling interest:
Decrease in Willis Group Holdings’ paid-in capital for purchase of noncontrolling interests	(14)	(15)

Net transfers from noncontrolling interest	(14)	(15)

Change from net income attributable to Willis Group Holdings and transfers from noncontrolling interests	$279	$265

16.	SEGMENT INFORMATION

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

The Company evaluates the performance of its operating segments based on organic revenue growth and operating income. For internal reporting and segmental reporting, the following items for which segmental management are not held accountable are excluded from segmental expenses:

i)	costs of the holding company;

ii)	foreign exchange loss from the devaluation of the Venezuelan currency;

iii)	foreign exchange hedging activities, foreign exchange movements on the UK pension plan asset and foreign exchange gains and losses from currency purchases and sales;

iv)	amortization of intangible assets;

v)	gains and losses on the disposal of operations and major properties;

vi)	significant legal and regulatory settlements which are managed centrally;

vii)	integration costs associated with the acquisition of HRH; and

viii)	costs associated with the redomicile of the Company’s parent company from Bermuda to Ireland.

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

Selected information regarding the Company’s operating segments is as follows:

	Three months ended June 30, 2010
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
	(millions)

Global	$216	$1	$—	$217	$5	$69	$—

North America	326	5	—	331	6	68	—
International	247	4	—	251	5	59	(2)

Total Retail	573	9	—	582	11	127	(2)

Total Operating Segments	789	10	—	799	16	196	(2)
Corporate and Other(i)	—	—	—	—	21	(27)	—

Total Consolidated	$789	$10	$—	$799	$37	$169	$(2)

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

16.	SEGMENT INFORMATION (Continued)

	Three months ended June 30, 2009
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
	(millions)

Global	$207	$2	$—	$209	$3	$74	$—

North America	332	4	—	336	6	75	—
International	233	6	—	239	5	55	—

Total Retail	565	10	—	575	11	130	—

Total Operating Segments	772	12	—	784	14	204	—
Corporate and Other(i)	—	—	—	—	23	(39)	—

Total Consolidated	$772	$12	$—	$784	$37	$165	$—

	Six months ended June 30, 2010
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
	(millions)

Global	$517	$3	$—	$520	$9	$207	$—

North America	687	9	—	696	12	161	—
International	548	7	—	555	10	162	18

Total Retail	1,235	16	—	1,251	22	323	18

Total Operating Segments	1,752	19	—	1,771	31	530	18
Corporate and Other(i)	—	—	—	—	42	(60)	—

Total Consolidated	$1,752	$19	$—	$1,771	$73	$470	$18

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

16.	SEGMENT INFORMATION (Continued)

	Six months ended June 30, 2009
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
	(millions)

Global	$482	$5	$—	$487	$6	$201	$—

North America	703	8	2	713	11	169	—
International	502	12	—	514	11	151	26

Total Retail	1,205	20	2	1,227	22	320	26

Total Operating Segments	1,687	25	2	1,714	28	521	26
Corporate and Other(i)	—	—	—	—	47	(82)	—

Total Consolidated	$1,687	$25	$2	$1,714	$75	$439	$26

(i)	Corporate and Other includes the costs of the holding company, foreign exchange loss from the devaluation of the Venezuelan currency, foreign exchange hedging activities, foreign exchange movements on the UK pension plan asset, foreign exchange gains and losses from currency purchases and sales, amortization of intangible assets, gains and losses on disposal of operations and major properties, significant legal and regulatory settlements, integration costs associated with the acquisition of HRH and the costs associated with the redomicile of the Company’s parent company from Bermuda to Ireland.

The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income from continuing operations before income taxes and interest in earnings of associates:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(millions)

Total consolidated operating income	$169	$165	$470	$439
Interest expense	(41)	(43)	(84)	(81)

Income from continuing operations before income taxes and interest in earnings of associates	$128	$122	$386	$358

The Company does not routinely evaluate the total asset position by segment, and the following allocations have been made based on reasonable estimates and assumptions:

	June 30,	December 31,
	2010	2009
	(millions)

Total assets:
Global	$11,192	$9,542

North America	3,954	4,408
International	1,755	2,246

Total Retail	5,709	6,654

Total Operating Segments	16,901	16,196
Corporate and Other	119	(573)

Total Consolidated	$17,020	$15,623

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

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

Presented below is unaudited condensed consolidating financial information for:

i)	Willis Group Holdings, which is a guarantor, on a parent company only basis;

ii)	the Other Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent;

iii)	the Issuer, Willis North America;

iv)	Other, which are the non-guarantor subsidiaries, on a combined basis;

v)	Consolidating adjustments; and

vi)	Consolidated Company.

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

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$789	$—	$789
Investment income	—	2	—	13	(5)	10
Other income	—	—	—	—	—	—

Total revenues	—	2	—	802	(5)	799

EXPENSES
Salaries and benefits	—	—	—	(466)	10	(456)
Other operating expenses	369	8	(61)	(436)	(15)	(135)
Depreciation expense	—	—	(2)	(14)	—	(16)
Amortization of intangible assets	—	—	—	(21)	—	(21)
Gain on disposal	—	—	—	2,433	(2,435)	(2)

Total expenses	369	8	(63)	1,496	(2,440)	(630)

OPERATING INCOME (LOSS)	369	10	(63)	2,298	(2,445)	169
Investment income from Group undertakings	—	218	117	65	(400)	—
Interest expense	—	(79)	(38)	(154)	230	(41)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN LOSS OF ASSOCIATES	369	149	16	2,209	(2,615)	128
Income taxes	—	(7)	16	(45)	1	(35)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN LOSS OF ASSOCIATES	369	142	32	2,164	(2,614)	93
Interest in loss of associates, net of tax	—	—	—	(6)	4	(2)

INCOME FROM CONTINUING OPERATIONS	369	142	32	2,158	(2,610)	91
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME	369	142	32	2,158	(2,610)	91
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	(280)	97	(35)	—	218	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$89	$239	$(3)	$2,158	$(2,394)	$89

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2009
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$772	$—	$772
Investment income	—	—	2	(93)	103	12
Other income	—	—	—	—	—	—

Total revenues	—	—	2	679	103	784

EXPENSES
Salaries and benefits	—	—	—	(445)	2	(443)
Other operating expenses	1	79	32	(241)	(10)	(139)
Depreciation expense	—	—	(2)	(12)	—	(14)
Amortization of intangible assets	—	—	—	(26)	3	(23)

Total expenses	1	79	30	(724)	(5)	(619)

OPERATING INCOME (LOSS)	1	79	32	(45)	98	165
Investment income from Group undertakings	23	100	22	175	(320)	—
Interest expense	—	(113)	(46)	(59)	175	(43)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	24	66	8	71	(47)	122
Income taxes	—	(18)	(4)	(18)	9	(31)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	24	48	4	53	(38)	91
Interest in earnings of associates, net of tax	—	—	—	—	—	—

INCOME FROM CONTINUING OPERATIONS	24	48	4	53	(38)	91
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME	24	48	4	53	(38)	91
Less: Net income attributable to noncontrolling interests	—	—	—	(1)	(3)	(4)
EQUITY ACCOUNT FOR SUBSIDIARIES	63	(46)	137	—	(154)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$87	$2	$141	$52	$(195)	$87

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$1,752	$—	$1,752
Investment income	—	5	1	18	(5)	19
Other income	—	—	—	—	—	—

Total revenues	—	5	1	1,770	(5)	1,771

EXPENSES
Salaries and benefits	—	—	—	(957)	15	(942)
Other operating expenses	565	(26)	(59)	(730)	(34)	(284)
Depreciation expense	—	—	(4)	(27)	—	(31)
Amortization of intangible assets	—	—	—	(42)	—	(42)
Gain on disposal	—	—	—	2,435	(2,437)	(2)

Total expenses	565	(26)	(63)	679	(2,456)	(1,301)

OPERATING INCOME (LOSS)	565	(21)	(62)	2,449	(2,461)	470
Investment income from Group undertakings	—	551	173	488	(1,212)	—
Interest expense	—	(211)	(80)	(211)	418	(84)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	565	319	31	2,726	(3,255)	386
Income taxes	—	(4)	9	(119)	12	(102)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	565	315	40	2,607	(3,243)	284
Interest in earnings of associates, net of tax	—	—	—	14	4	18

INCOME FROM CONTINUING OPERATIONS	565	315	40	2,621	(3,239)	302
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME	565	315	40	2,621	(3,239)	302
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(6)	(9)
EQUITY ACCOUNT FOR SUBSIDIARIES	(272)	132	(30)	—	170	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$293	$447	$10	$2,618	$(3,075)	$293

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2009
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$1,687	$—	$1,687
Investment income	—	—	4	21	—	25
Other income	—	—	—	2	—	2

Total revenues	—	—	4	1,710	—	1,714

EXPENSES
Salaries and benefits	—	—	—	(928)	5	(923)
Other operating expenses	—	69	43	(386)	(3)	(277)
Depreciation expense	—	—	(4)	(24)	—	(28)
Amortization of intangible assets	—	—	—	(47)	—	(47)

Total expenses	—	69	39	(1,385)	2	(1,275)

OPERATING INCOME	—	69	43	325	2	439
Investment income from Group undertakings	45	193	138	181	(557)	—
Interest expense	—	(199)	(84)	(211)	413	(81)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	45	63	97	295	(142)	358
Income taxes	—	(18)	(3)	(79)	7	(93)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	45	45	94	216	(135)	265
Interest in earnings of associates, net of tax	—	—	—	26	—	26

INCOME FROM CONTINUING OPERATIONS	45	45	94	242	(135)	291
Discontinued operations, net of tax	—	—	—	1	—	1

NET INCOME	45	45	94	243	(135)	292
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(9)	(12)
EQUITY ACCOUNT FOR SUBSIDIARIES	235	129	34	—	(398)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$280	$174	$128	$240	$(542)	$280

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at June 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

ASSETS
Cash and cash equivalents	$—	$—	$81	$58	$—	$139
Fiduciary funds — restricted	—	—	—	1,977	—	1,977
Accounts receivable	3,726	5,776	4,231	12,443	(16,489)	9,687
Fixed assets	—	—	44	304	(2)	346
Goodwill	—	—	—	1,715	1,556	3,271
Other intangible assets	—	—	—	498	30	528
Investments in associates	—	—	—	(48)	199	151
Deferred tax assets	—	—	—	110	(19)	91
Pension benefits asset	—	—	—	121	—	121
Other assets	19	254	59	969	(592)	709
Investments in subsidiaries	2,369	3,781	1,066	3,831	(11,047)	—

TOTAL ASSETS	$6,114	$9,811	$5,481	$21,978	$(26,364)	$17,020

LIABILITIES AND EQUITY
Accounts payable	$3,668	$10,573	$3,107	$10,250	$(16,623)	$10,975
Deferred revenue and accrued expenses	—	—	—	273	(33)	240
Deferred tax liabilities	—	3	19	25	(19)	28
Income taxes payable	—	128	—	263	(298)	93
Short-term debt	—	—	193	—	—	193
Long-term debt	—	500	1,650	4	—	2,154
Liability for pension benefits	—	—	—	171	—	171
Other liabilities	45	14	40	621	17	737

Total liabilities	3,713	11,218	5,009	11,607	(16,956)	14,591

Total Willis Group Holdings stockholders’ equity	2,401	(1,407)	472	10,366	(9,431)	2,401
Noncontrolling interests	—	—	—	5	23	28

Total equity	2,401	(1,407)	472	10,371	(9,408)	2,429

TOTAL LIABILITIES AND EQUITY	$6,114	$9,811	$5,481	$21,978	$(26,364)	$17,020

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2009
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

ASSETS
Cash and cash equivalents	$—	$—	$104	$87	$—	$191
Fiduciary funds — restricted	—	—	—	1,683	—	1,683
Accounts receivable	—	4,428	4,185	9,294	(9,269)	8,638
Fixed assets	—	—	35	317	—	352
Goodwill	—	—	—	1,722	1,555	3,277
Other intangible assets	—	—	—	542	30	572
Investments in associates	—	—	—	76	80	156
Deferred tax assets	—	—	—	97	(15)	82
Pension benefits asset	—	—	—	69	—	69
Other assets	—	99	35	909	(440)	603
Investments in subsidiaries	2,180	3,693	1,132	3,867	(10,872)	—

TOTAL ASSETS	$2,180	$8,220	$5,491	$18,663	$(18,931)	$15,623

LIABILITIES AND EQUITY
Accounts payable	$—	$6,887	$3,169	$9,042	$(9,412)	$9,686
Deferred revenue and accrued expenses	—	—	—	324	(23)	301
Deferred tax liabilities	—	—	15	29	(15)	29
Income taxes payable	—	86	—	205	(245)	46
Short-term debt	—	—	200	9	—	209
Long-term debt	—	500	1,661	4	—	2,165
Liability for pension benefits	—	—	—	187	—	187
Other liabilities	—	—	40	715	16	771

Total liabilities	—	7,473	5,085	10,515	(9,679)	13,394

Total Willis Group Holdings stockholders’ equity	2,180	747	406	8,144	(9,297)	2,180
Noncontrolling interests	—	—	—	4	45	49

Total equity	2,180	747	406	8,148	(9,252)	2,229

TOTAL LIABILITIES AND EQUITY	$2,180	$8,220	$5,491	$18,663	$(18,931)	$15,623

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$569	$321	$42	$(20)	$(756)	$156

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	4	—	4
Additions to fixed assets	—	—	(13)	(32)	—	(45)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(15)	—	(15)
Acquisitions of investments in associates	—	—	—	(1)	—	(1)
Proceeds on sale of short-term investments	—	—	—	—	—	—

Net cash used in investing activities	—	—	(13)	(44)	—	(57)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	30	—	—	30
Proceeds from issue of short-term debt, net of debt issuance costs	—	—	—	—	—	—
Repayments of debt	—	—	(61)	(9)	—	(70)
Senior notes issued, net of debt issuance costs	—	—	—	—	—	—
Proceeds from issue of shares	17	—	—	—	—	17
Amounts owed by and to Group undertakings	(542)	(189)	(21)	752	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	(44)	(132)	—	(669)	756	(89)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(22)	—	(22)

Net cash (used in) provided by financing activities	(569)	(321)	(52)	49	756	(137)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(23)	(15)	—	(38)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(14)	—	(14)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	104	87	—	191

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$81	$58	$—	$139

Cash and cash equivalents reported as discontinued operations	—	—	—	—	—	—

Cash and cash equivalents reported as continuing operations	$—	$—	$81	$58	$—	$139

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2009
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$48	$42	$143	$3	$(28)	$208

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	9	—	9
Additions to fixed assets	—	—	(9)	(29)	—	(38)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(3)	—	(3)
Acquisitions of investments in associates	—	—	—	(41)	—	(41)
Proceeds from sale of operations, net of cash disposed	—	—	—	37	—	37
Proceeds on sale of short-term investments	—	—	—	21	—	21

Net cash used in investing activities	—	—	(9)	(6)	—	(15)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	95	—	—	95
Proceeds from issue of short-term debt, net of debt issuance costs	—	—	—	1	—	1
Repayments of debt	—	—	(750)	—	—	(750)
Senior notes issued, net of debt issuance costs	—	482	—	—	—	482
Proceeds from issue of shares	12	—	—	—	—	12
Amounts owed by and to Group undertakings	42	(524)	532	(50)	—	—
Dividends paid	(87)	—	—	(28)	28	(87)
Acquisition of noncontrolling interests	(12)	—	—	(2)	—	(14)
Dividends paid to noncontrolling interests	—	—	—	(9)	—	(9)

Net cash used in financing activities	(45)	(42)	(123)	(88)	28	(270)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	—	11	(91)	—	(77)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4	—	4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	176	—	176

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$—	$11	$89	$—	$103

Cash and cash equivalents — reported as discontinued operations	—	—	—	—	—	—

Cash and cash equivalents — continuing operations	$3	$—	$11	$89	$—	$103

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

In March 2009, Trinity Acquisition plc issued senior notes totaling $500 million in a private transaction. The debt securities are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Netherlands B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited, Willis Group Limited and Willis North America. This debt has not been registered with the Securities and Exchange Commission. If and when registered, any necessary financial statements will be provided.

The Company filed a shelf registration on Form S-3 under which Willis Group Holdings may offer debt securities, preferred stock, ordinary stock and other securities. In addition, Trinity Acquisition plc may offer debt securities (‘the Subsidiary Debt Securities’). The Subsidiary Debt Securities, if issued, will be guaranteed by certain of the Company’s subsidiaries.

Presented below is unaudited condensed consolidating financial information required under the existing shelf registration for:

(i)	Willis Group Holdings, which will be a guarantor, on a parent company only basis;

(ii)	the Other Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent;

(iii)	the Issuer, Trinity Acquisition plc;

(iv)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(v)	Consolidating adjustments; and

(vi)	Consolidated Company.

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

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$789	$—	$789
Investment income	—	2	—	13	(5)	10
Other income	—	—	—	—	—	—

Total revenues	—	2	—	802	(5)	799

EXPENSES
Salaries and benefits	—	—	—	(466)	10	(456)
Other operating expenses	369	11	2	(502)	(15)	(135)
Depreciation expense	—	—	—	(16)	—	(16)
Amortization of intangible assets	—	—	—	(21)	—	(21)
Gain on disposal	—	—	—	2,433	(2,435)	(2)

Total expenses	369	11	2	1,428	(2,440)	(630)

OPERATING INCOME	369	13	2	2,230	(2,445)	169
Investment income from Group undertakings	—	162	30	208	(400)	—
Interest expense	—	(43)	3	(231)	230	(41)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN LOSS OF ASSOCIATES	369	132	35	2,207	(2,615)	128
Income taxes	—	(1)	(10)	(25)	1	(35)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN LOSS OF ASSOCIATES	369	131	25	2,182	(2,614)	93
Interest in loss of associates, net of tax	—	—	—	(6)	4	(2)

INCOME FROM CONTINUING OPERATIONS	369	131	25	2,176	(2,610)	91
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME	369	131	25	2,176	(2,610)	91
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	(280)	108	36	—	136	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$89	$239	$61	$2,176	$(2,476)	$89

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2009
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$772	$—	$772
Investment income	—	—	—	(91)	103	12
Other income	—	—	—	—	—	—

Total revenues	—	—	—	681	103	784

EXPENSES
Salaries and benefits	—	—	—	(445)	2	(443)
Other operating expenses	1	2	(22)	(110)	(10)	(139)
Depreciation expense	—	—	—	(14)	—	(14)
Amortization of intangible assets	—	—	—	(26)	3	(23)

Total expenses	1	2	(22)	(595)	(5)	(619)

OPERATING INCOME (LOSS)	1	2	(22)	86	98	165
Investment income from Group undertakings	23	8	62	227	(320)	—
Interest expense	—	(41)	(32)	(145)	175	(43)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	24	(31)	8	168	(47)	122
Income taxes	—	11	(5)	(46)	9	(31)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	24	(20)	3	122	(38)	91
Interest in earnings of associates, net of tax	—	—	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	24	(20)	3	122	(38)	91
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME (LOSS)	24	(20)	3	122	(38)	91
Less: Net income attributable to noncontrolling interests	—	—	—	(1)	(3)	(4)
EQUITY ACCOUNT FOR SUBSIDIARIES	63	(6)	13	—	(70)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$87	$(26)	$16	$121	$(111)	$87

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$1,752	$—	$1,752
Investment income	—	5	—	19	(5)	19
Other income	—	—	—	—	—	—

Total revenues	—	5	—	1,771	(5)	1,771

EXPENSES
Salaries and benefits	—	—	—	(957)	15	(942)
Other operating expenses	565	15	19	(849)	(34)	(284)
Depreciation expense	—	—	—	(31)	—	(31)
Amortization of intangible assets	—	—	—	(42)	—	(42)
Gain on disposal	—	—	—	2,435	(2,437)	(2)

Total expenses	565	15	19	556	(2,456)	(1,301)

OPERATING INCOME	565	20	19	2,327	(2,461)	470
Investment income from Group undertakings	—	192	111	909	(1,212)	—
Interest expense	—	(83)	(49)	(370)	418	(84)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	565	129	81	2,866	(3,255)	386
Income taxes	—	(1)	(22)	(91)	12	(102)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	565	128	59	2,775	(3,243)	284
Interest in earnings of associates, net of tax	—	—	—	14	4	18

INCOME FROM CONTINUING OPERATIONS	565	128	59	2,789	(3,239)	302
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME	565	128	59	2,789	(3,239)	302
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(6)	(9)
EQUITY ACCOUNT FOR SUBSIDIARIES	(272)	319	209	—	(256)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$293	$447	$268	$2,786	$(3,501)	$293

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2009
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$1,687	$—	$1,687
Investment income	—	—	—	25	—	25
Other income	—	—	—	2	—	2

Total revenues	—	—	—	1,714	—	1,714

EXPENSES
Salaries and benefits	—	—	—	(928)	5	(923)
Other operating expenses	—	2	(20)	(256)	(3)	(277)
Depreciation expense	—	—	—	(28)	—	(28)
Amortization of intangible assets	—	—	—	(47)	—	(47)

Total expenses	—	2	(20)	(1,259)	2	(1,275)

OPERATING INCOME (LOSS)	—	2	(20)	455	2	439
Investment income from Group undertakings	45	16	100	396	(557)	—
Interest expense	—	(81)	(39)	(374)	413	(81)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	45	(63)	41	477	(142)	358
Income taxes	—	20	(14)	(106)	7	(93)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	45	(43)	27	371	(135)	265
Interest in earnings of associates, net of tax	—	—	—	26	—	26

INCOME (LOSS) FROM CONTINUING OPERATIONS	45	(43)	27	397	(135)	291
Discontinued operations, net of tax	—	—	—	1	—	1

NET INCOME (LOSS)	45	(43)	27	398	(135)	292
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(9)	(12)
EQUITY ACCOUNT FOR SUBSIDIARIES	235	189	161	—	(585)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$280	$146	$188	$395	$(729)	$280

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at June 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

ASSETS
Cash and cash equivalents	$—	$—	$—	$139	$—	$139
Fiduciary funds — restricted	—	—	—	1,977	—	1,977
Accounts receivable	3,726	1,972	2,568	17,910	(16,489)	9,687
Fixed assets	—	—	—	348	(2)	346
Goodwill	—	—	—	1,715	1,556	3,271
Other intangible assets	—	—	—	498	30	528
Investments in associates	—	—	—	(48)	199	151
Deferred tax assets	—	—	—	110	(19)	91
Pension benefits asset	—	—	—	121	—	121
Other assets	19	159	15	1,108	(592)	709
Investments in subsidiaries	2,369	3,318	2,510	2,878	(11,075)	—

TOTAL ASSETS	$6,114	$5,449	$5,093	$26,756	$(26,392)	$17,020

LIABILITIES AND EQUITY
Accounts payable	$3,668	$6,838	$1,287	$15,805	$(16,623)	$10,975
Deferred revenue and accrued expenses	—	—	—	273	(33)	240
Deferred tax liabilities	—	—	—	47	(19)	28
Income taxes payable	—	18	51	322	(298)	93
Short-term debt	—	—	—	193	—	193
Long-term debt	—	—	500	1,654	—	2,154
Liability for pension benefits	—	—	—	171	—	171
Other liabilities	45	—	—	675	17	737

Total liabilities	3,713	6,856	1,838	19,140	(16,956)	14,591

Total Willis Group Holdings stockholders’ equity	2,401	(1,407)	3,255	7,611	(9,459)	2,401
Noncontrolling interests	—	—	—	5	23	28

Total equity	2,401	(1,407)	3,255	7,616	(9,436)	2,429

TOTAL LIABILITIES AND EQUITY	$6,114	$5,449	$5,093	$26,756	$(26,392)	$17,020

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2009
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

ASSETS
Cash and cash equivalents	$—	$—	$—	$191	$—	$191
Fiduciary funds — restricted	—	—	—	1,683	—	1,683
Accounts receivable	—	698	2,489	14,720	(9,269)	8,638
Fixed assets	—	—	—	352	—	352
Goodwill	—	—	—	1,722	1,555	3,277
Other intangible assets	—	—	—	542	30	572
Investments in associates	—	—	—	76	80	156
Deferred tax assets	—	—	—	97	(15)	82
Pension benefits asset	—	—	—	69	—	69
Other assets	—	37	17	989	(440)	603
Equity accounted subsidiaries	2,180	3,051	2,366	2,882	(10,479)	—

TOTAL ASSETS	$2,180	$3,786	$4,872	$23,323	$(18,538)	$15,623

LIABILITIES AND EQUITY
Accounts payable	$—	$3,040	$1,289	$14,769	$(9,412)	$9,686
Deferred revenue and accrued expenses	—	—	—	324	(23)	301
Deferred tax liabilities	—	—	—	44	(15)	29
Income taxes payable	—	1	32	258	(245)	46
Short-term debt	—	—	—	209	—	209
Long-term debt	—	—	500	1,665	—	2,165
Liability for pension benefits	—	—	—	187	—	187
Other liabilities	—	—	—	755	16	771

Total liabilities	—	3,041	1,821	18,211	(9,679)	13,394

Total Willis Group Holdings stockholders’ equity	2,180	745	3,051	5,108	(8,904)	2,180
Noncontrolling interests	—	—	—	4	45	49

Total equity	2,180	745	3,051	5,112	(8,859)	2,229

TOTAL LIABILITIES AND EQUITY	$2,180	$3,786	$4,872	$23,323	$(18,538)	$15,623

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$569	$132	$80	$131	$(756)	$156

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	4	—	4
Additions to fixed assets	—	—	—	(45)	—	(45)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(15)	—	(15)
Acquisitions of investments in associates	—	—	—	(1)	—	(1)
Proceeds on sale of short-term investments	—	—	—	—	—	—

Net cash used in investing activities	—	—	—	(57)	—	(57)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	30	—	30
Proceeds from issue of short-term debt, net of debt issuance costs	—	—	—	—	—	—
Repayments of debt	—	—	—	(70)	—	(70)
Senior notes issued, net of debt issuance costs	—	—	—	—	—	—
Proceeds from issue of shares	17	—	—	—	—	17
Amounts owed by and to Group undertakings	(542)	—	(80)	622	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	(44)	(132)	—	(669)	756	(89)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(22)	—	(22)

Net cash used in financing activities	(569)	(132)	(80)	(112)	756	(137)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	—	(38)	—	(38)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(14)	—	(14)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	191	—	191

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$139	$—	$139

Cash and cash equivalents reported as discontinued operations	—	—	—	—	—	—

Cash and cash equivalents reported as continuing operations	$—	$—	$—	$139	$—	$139

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2009
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$48	$(65)	$29	$224	$(28)	$208

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	9	—	9
Additions to fixed assets	—	—	—	(38)	—	(38)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(3)	—	(3)
Investments in associates	—	—	—	(41)	—	(41)
Proceeds from sale of operations, net of cash disposed	—	—	—	37	—	37
Proceeds on sale of short-term investments	—	—	—	21	—	21

Net cash used in investing activities	—	—	—	(15)	—	(15)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	95	—	95
Proceeds from issue of short-term debt, net of debt issuance costs	—	—	—	1	—	1
Repayments of debt	—	—	—	(750)	—	(750)
Senior notes issued, net of debt issuance costs	—	—	482	—	—	482
Proceeds from issue of shares	12	—	—	—	—	12
Amounts owed by and to Group undertakings	42	65	(511)	404	—	—
Dividends paid	(87)	—	—	(28)	28	(87)
Acquisition of noncontrolling interests	(12)	—	—	(2)	—	(14)
Dividends paid to noncontrolling interests	—	—	—	(9)	—	(9)

Net cash (used in) provided by financing activities	(45)	65	(29)	(289)	28	(270)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	—	—	(80)	—	(77)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	4	—	4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	176	—	176

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$—	$—	$100	$—	$103

Cash and cash equivalents — reported as discontinued operations	—	—	—	—	—	—

Cash and cash equivalents — continuing operations	$3	$—	$—	$100	$—	$103

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes references to non-GAAP financial measures as defined in the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic revenue growth and organic growth in commissions and fees exclude the impact of acquisitions and disposals, period-over-period movements in foreign exchange, legacy contingent commissions assumed as part of the HRH acquisition, and investment and other income from growth in revenues and commissions and fees. We believe organic revenue growth and organic growth in commissions and fees provide measures that the investment community may find helpful in assessing the performance of operations that were part of our operations in both the current and prior periods, and provide a measure against which our businesses may be assessed in the future. These financial measures should be viewed in addition to, not in lieu of, the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010.

This discussion includes forward-looking statements, including under the headings ‘Business Overview and Market Outlook’, ‘Executive Summary’, ‘Operating Results — Group, Interest in Earnings of Associates’, ‘Operating Results — Segments’ and ‘Liquidity and Capital Resources.’ Please see ‘Information Concerning Forward-Looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in the forward-looking statements.

BUSINESS OVERVIEW AND MARKET OUTLOOK

We provide a broad range of insurance broking, risk management and consulting services to our clients worldwide. Our core specialty businesses include Aerospace; Energy; Marine; Construction; Financial and Executive Risks; Fine Art, Jewelry and Specie; Special Contingency Risks; and Reinsurance. Our retail operations provide services to small, medium and major corporations and the employee benefits practice, our largest product-based practice group, provides health, welfare and human resources consulting and brokerage services. Our Willis Capital Markets & Advisory division (‘WCMA’) acts as a financial advisor on mergers and acquisitions and capital markets products, primarily focusing on the insurance and reinsurance sector and may place or underwrite securities.

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

Our North America and UK and Ireland retail operations have been particularly impacted by the weakened economic climate and continued soft market with no material improvement in rates across most sectors; clients retaining higher levels of risk; and lower levels of insured activity. This resulted in declines in 2009 revenues in these operations, particularly amongst our smaller clients who are especially vulnerable to the economic downturn.

The difficult market conditions have continued into first half 2010 and we expect the market to remain challenging throughout the remainder of 2010.

Our main priorities in the second half of 2010 continue to be:

•	reinforcement of our sales and revenue culture to drive growth;

•	execution of our ongoing Shaping Our Future initiatives, creating incremental savings to fund growth and leveraging growth opportunities from our global footprint; and

•	further strengthening of the balance sheet and reduction in our debt to EBITDA (earnings before interest, tax, and depreciation and amortization) ratio.

EXECUTIVE SUMMARY

Overview

Despite the continued difficult trading conditions, we reported 2 percent growth in total revenues and 4 percent organic commissions and fees growth in second quarter 2010, and 3 percent growth in total revenues and 4 percent organic commissions and fees growth in first half 2010, compared with the same periods in 2009. This reflected positive organic growth in the second quarter of 8 percent for International and 7 percent for our Global operations, partly offset by a 1 percent fall in our North America operations, where revenues were adversely impacted by the soft market and continued weak economic conditions. In first half 2010, Global achieved 7 percent organic growth, International 6 percent and North America was flat compared with first half 2009.

Operating margin for both second quarter 2010 and second quarter 2009 was 21 percent, and for first half 2010 operating margin increased to 27 percent, compared with 26 percent in first half 2009. This improvement was the product of organic growth in commissions and fees and continuing control of costs, partly offset by investment in new client-facing hires and other growth initiatives.

Results from continuing operations for second quarter 2010

Net income from continuing operations in second quarter 2010 was $89 million, or $0.52 per diluted share, compared with $87 million, or $0.52 per diluted share, in second quarter 2009.

Total revenues from continuing operations at $799 million for second quarter 2010 were $15 million, or 2 percent, higher than in second quarter 2009. This was driven by organic revenue growth of 4 percent, partly offset by a 2 percent adverse impact from foreign currency translation.

Organic revenue growth of 4 percent comprised 6 percent net new business growth (which constitutes the revenue growth from business won over the course of the quarter, net of the revenue from existing business lost) offset by a 2 percent negative impact from declining premium rates and other market factors.

Operating margin at 21 percent was in line with second quarter 2009, as the benefits of:

•	4 percent organic growth in commissions and fees;

•	a favorable period-over-period impact from foreign currency translation of about 1 percentage point as the adverse impact of foreign currency on our revenues was more than offset by a favorable impact on our expense base and lower hedging losses when compared with 2009; and

•	strict controls over new hires and replacements, letting go of poor performers and savings from actions taken in prior years;

were offset by:

•	a $12 million increase in incentive expenses comprising a $6 million increase in the amortization of cash retention awards and a $6 million increase in the accrual for bonuses;

•	a $10 million increase in pension charges in second quarter 2010, primarily due to the non-recurrence of a $12 million pre-tax curtailment gain realized in second quarter 2009; and

•	disciplined investment in new client-facing hires and other growth initiatives.

Results from continuing operations for the six months ended June 30, 2010

Net income from continuing operations for first half 2010 was $293 million, or $1.71 per diluted share, compared with $279 million, or $1.66 per diluted share, in same period 2009.

Total revenues at $1,771 million for the first half of 2010 were $57 million, or 3 percent, higher than in 2009, as organic revenue growth of 4 percent, driven by our Global and International operations, and a 1 percent benefit from foreign currency translation, were partly offset by a reduction in investment and other income and a 1 percent decrease attributable to contingent commissions assumed as part of the HRH acquisition.

Operating margin at 27 percent in first half 2010 was 1 percentage point higher than in 2009 as the benefits of:

•	4 percent organic growth in commissions and fees;

•	a favorable period-over-period impact from foreign currency translation of about 1 percentage point, excluding the impact from the devaluation of the Venezuelan currency; and

•	strict controls over new hires and replacements, letting go of poor performers and savings from actions taken in prior years;

were partly offset by:

•	a $14 million reduction in legacy contingent commissions assumed in the acquisition of HRH;

•	a $14 million increase in incentive expenses comprising a $16 million increase in the amortization of cash retention and a $2 million decrease in the accrual for bonuses;

•	a charge of $12 million relating to the devaluation of the Venezuelan currency in January 2010;

•	a $10 million increase in share-based compensation charge, largely due to the non-recurrence of a $7 million pre-tax credit in first quarter 2009;

•	disciplined investment in new client-facing hires and other growth initiatives; and

•	a $6 million reduction in investment income driven by lower average interest rates in first half 2010 compared with 2009.

Venezuela currency devaluation

With effect from January 1, 2010 the Venezuelan economy was designated as hyper-inflationary. The Venezuelan government also devalued the Bolivar Fuerte in January 2010. As a result of these actions, we recorded a $12 million charge in other expenses in first half 2010 to reflect the re-measurement of our net assets denominated in Venezuelan Bolivar Fuerte at January 1, 2010.

Shaping Our Future and Funding for Growth

Our Shaping Our Future and Funding for Growth strategies are a series of initiatives designed to deliver profitable growth. These initiatives focus on three key areas:

•	an organic growth program designed to drive revenue growth. This program includes achieving retention and new business metrics across our businesses; increasing the productivity and effectiveness of our revenue-generating employees and recruiting the best talent in the industry; and continued development in key markets and potential growth areas such as China, Brazil, Employee Benefits, Facultative and WCMA;

•	Shaping Our Future which is driving our efficiency and profitability and includes longer term initiatives designed to enhance our infrastructure and processes, and make optimal use of our locations, including our support centers such as the offshore center in Mumbai; and

•	Funding for Growth is the initiative to manage our cost base. We have identified performance management and corporate savings that, as we execute on, will enable us to fund investments in areas such as technology and new key hires.

Acquisitions

During first half 2010, we acquired:

•	an additional 39 percent of our Chinese operations at a total cost of approximately $17 million, bringing our ownership to 90 percent as at June 30, 2010; and

•	an additional 15 percent of our Colombian Retail operations at a total cost of approximately $1 million, bringing our ownership to 80 percent as at June 30, 2010.

Discontinued operations

No operations were discontinued during first half 2010.

Net income in first half 2009 included $1 million, recognized in the first quarter, from our Bliss & Glennon and Managing Agency Group US-based wholesale insurance operations, both of which were disposed of during 2009.

Cash and financing

Cash at June 30, 2010 was $139 million, $52 million lower than at December 31, 2009.

Total cash generated from operating activities in first half 2010 was $156 million compared with $208 million in the same period 2009. Net cash generated from operating activities in first half 2010 is after the payment of incentive awards of which $185 million were paid as cash retention awards (2009: $140 million), for details of which see below under: ‘Operating Results — General and administrative expenses — Salaries and benefits — Cash retention awards’.

In first half 2010, we made $54 million of mandatory repayments against the 5-year term loan, thereby reducing the outstanding balance at June 30, 2010 to $466 million. We also repaid in full a $9 million fixed rate loan due 2010 and repurchased $7 million of 5.125% senior notes due July 2010.

In July 2010, we repaid the remaining $83 million of the 5.125% senior notes due July 2010.

At June 30, 2010, we have $30 million outstanding under our revolving credit facility, compared with $95 million at June 30, 2009 and nil at December 31, 2009. Drawings under the facility are typically higher in the first half of the year due to the timing of incentive awards.

Total debt, total equity and the capitalization ratio at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
	(millions, except percentages)

Long-term debt	$2,154	$2,165
Short-term debt	193	209

Total debt	$2,347	$2,374

Total equity	$2,429	$2,229

Capitalization ratio	49%	52%

Liquidity

Our principal sources of liquidity are cash from operations, cash and cash equivalents of $139 million at June 30, 2010 and $270 million remaining availability under our revolving credit facility.

Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for at least the next 12 months.

OPERATING RESULTS — GROUP

Revenues

					Change attributable to:
				Foreign	Acquisitions		Organic
			%	currency	and	Contingent	revenue
Three months ended June 30,	2010	2009	Change	translation	disposals	commissions(b)	growth(a)
	(millions)

Global	$216	$207	4%	(2)%	(1)%	—%	7%
North America	326	332	(2)%	—%	—%	(1)%	(1)%
International	247	233	6%	(4)%	2%	—%	8%

Commissions and fees	$789	$772	2%	(2)%	—%	—%	4%

Investment income	10	12	(17)%
Other income	—	—	—%

Total revenues	$799	$784	2%

					Change attributable to:
				Foreign	Acquisitions		Organic
			%	currency	and	Contingent	revenue
Six months ended June 30,	2010	2009	Change	translation	disposals	commissions(b)	growth(a)
	(millions)

Global	$517	$482	7%	1%	(1)%	—%	7%
North America	687	703	(2)%	—%	—%	(2)%	—%
International	548	502	9%	1%	2%	—%	6%

Commissions and fees	$1,752	$1,687	4%	1%	—%	(1)%	4%

Investment income	19	25	(24)%
Other income	—	2	(100)%

Total revenues	$1,771	$1,714	3%

(a)	Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; (iv) in North America, legacy contingent commissions assumed as part of the acquisition of HRH in 2008 and that had not been converted into higher standard commission; and (v) investment income and other income from reported revenues.

(b)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $2 million in the second quarter 2010 and $10 million in first half 2010 compared with $4 million and $24 million in the second quarter and first half of 2009, respectively.

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Second quarter 2010

Revenues for the second quarter 2010, at $799 million, were $15 million, or 2 percent, higher than 2009. The increase reflects 4 percent organic growth in commissions and fees, partly offset by a negative 2 percent impact from foreign currency translation.

Investment income in second quarter 2010 was $2 million lower than 2009, with the decrease reflecting lower average interest rates in second quarter 2010 compared with 2009. The impact of rate decreases on our investment income was partially mitigated by our forward hedging program, from which we expect to generate additional income in 2010 compared to current LIBOR based rates.

Our International and Global operations earn a significant portion of their revenues in currencies other than the US dollar, including the Euro and Pound Sterling. In the three months ended June 30, 2010, reported revenues were adversely impacted by the period-over-period effect of foreign currency translation, in particular due to the weakening of the Euro and Pound Sterling against the US dollar during the quarter, compared with same period 2009.

Organic growth in commissions and fees was 4 percent for the second quarter of 2010. International achieved 8 percent growth with positive contributions from all regions; Global achieved 7 percent growth of which 5 percent was attributable to WCMA and North America reported 1 percent negative growth, reflecting the continued soft market and ongoing weakened economic conditions, partially mitigated by growth in new business.

Six months ended June 30, 2010

Revenues for the first half 2010, at $1,771 million, were $57 million, or 3 percent, higher than 2009. The increase reflects the benefit of 4 percent organic growth in commissions and fees and a 1 percent period over period favorable impact from foreign currency translation, partly offset by a 1 percent reduction in legacy contingent commissions, together with smaller reductions in investment and other income.

In the six months ended June 30, 2010, reported revenues in our International and Global operations were favorably impacted by the period-over-period effect of foreign currency translation, as the relative effect of the second quarter 2010 weakening of the Euro against the US dollar more than offset its first quarter 2010 strengthening. This increased the US dollar value of both our Euro revenues and London Market based revenues earned in Euros, compared with first half 2009.

Organic growth in commissions and fees was 4 percent for the first half of 2010. Global achieved 7 percent growth, driven by strong growth in our WCMA business; International achieved 6 percent growth; and North America was flat, as the benefit of growth in new business was offset by the impact of the continued soft market and ongoing weakened economic conditions.

Organic revenue growth by segment is discussed further in ‘Operating Results — Segment Information’ below.

General and administrative expenses

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
	(millions, except percentages)

Salaries and benefits	$456	$443	$942	$923
Other	135	139	284	277

General and administrative expenses	$591	$582	$1,226	$1,200

Salaries and benefits as a percentage of revenues	57%	57%	53%	54%

Other as percentage of revenues	17%	18%	16%	16%

Salaries and benefits

Second quarter 2010

Salaries and benefits were 57 percent of revenues in both second quarter 2010 and 2009, reflecting the benefits of:

•	a period-over-period benefit from foreign currency translation driven primarily by the strengthening of the US dollar against the Pound Sterling, in which our London Market based operations incur the majority of their salaries and benefits expense; and

•	strict controls over new hires and replacements, letting go of poor performers and savings from actions taken in prior years, including Shaping Our Future and Right Sizing Willis initiatives in 2008 and 2009;

offset by:

•	a $12 million increase in incentive expenses comprising a $6 million increase in the amortization of cash retention awards — see below — and a $6 million increase in the accrual for bonuses;

•	a $10 million increase in pension charges in second quarter 2010, primarily due to the non-recurrence of a $12 million curtailment gain realized in second quarter 2009 on the closure of our US defined benefit pension plan to accrual of benefit for future service, partly offset by related cost savings in 2010; and

•	disciplined investment in new client-facing hires and other growth initiatives.

Six months ended June 30, 2010

Salaries and benefits were 53 percent of first half 2010 revenues, compared with 54 percent in 2009 reflecting the benefits of:

•	a $7 million reduction in severance costs due to fewer positions being eliminated and at a lower average cost per head. In first half 2010 we identified approximately 320 positions that have been or will be eliminated as part of our continued focus on managing expense; this compares with some 350 positions eliminated in first half 2009;

•	strict controls over new hires and replacements, letting go of poor performers and savings from actions taken in prior years, including Shaping Our Future and Right Sizing Willis initiatives; and

•	a period-over-period benefit from foreign currency translation driven primarily by the strengthening of the US dollar against the Pound Sterling;

partly offset by:

•	a $14 million increase in incentive expenses comprising a $16 million increase in the amortization of cash retention awards — see below — and a $2 million decrease in the accrual for bonuses;

•	a $10 million increase in share-based compensation mainly reflecting the non-recurrence of a $7 million credit in first half 2009. The credit in 2009 related to accumulated compensation expense for certain 2008 awards which were dependent upon performance targets which the Company did not achieve; and

•	disciplined investment in 250 new client-facing hires and spending on other growth initiatives.

Cash retention awards

We have a cash retention award program in place. We started making cash retention awards in 2005 to a small number of employees. With the success of the program, we have expanded it over time to include more staff and we believe it is a contributing factor to the reduction in employee turnover we have seen in recent years.

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

During the second quarter and first half of 2010, we made $16 million and $185 million of cash retention payments respectively compared with $29 million and $140 million in the same periods of 2009. Salaries and benefits in the second quarter and first half of 2010 include $32 million and $60 million respectively of amortization of cash retention payments made on or before June 30, 2010 compared with $26 million and $44 million in the same periods of 2009. As of June 30, 2010, December 31, 2009 and June 30, 2009, we included $217 million, $98 million and $142 million, respectively, in other assets on the balance sheet, which represented the unamortized portion of cash retention payments made on or before those dates.

Other expenses

Second quarter 2010

Other expenses were 17 percent of revenues in second quarter 2010 compared with 18 percent in 2009, as increases in travel and entertaining expenses in support of our revenue growth initiatives were more than offset by smaller savings elsewhere and a net positive period-over-period impact from foreign currency translation.

Six months ended June 30, 2010

Other expenses were 16 percent of revenues in both first half 2010 and same period 2009, despite the $12 million first quarter 2010 charge relating to the devaluation of the Venezuelan currency. This charge, together with increases in travel and entertaining expenses in support of our revenue growth initiatives, were offset by savings elsewhere and the benefit of significantly lower losses on forward rate contracts.

Amortization of intangible assets

Amortization of intangible assets for second quarter 2010 was $21 million compared with $23 million in 2009 and for the six months ended June 30, 2010 was $42 million compared with $47 million in 2009.

The period-over-period decreases primarily reflect the declining charge for the amortization of the HRH customer relationship intangible which is being amortized in line with the underlying discounted cash flows.

Operating income and margin (operating income as a percentage of revenues)

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
	(millions, except percentages)

Revenues	$799	$784	$1,771	$1,714
Operating income	169	165	470	439
Operating margin or operating income as a percentage of revenues	21%	21%	27%	26%

Second quarter 2010

Operating margin was 21 percent in both second quarter 2010 and 2009, as the benefits of:

•	4 percent organic growth in commissions and fees;

•	a favorable period-over-period impact from foreign currency translation equivalent to approximately 1 percentage point, primarily reflecting the decreased dollar value of our net Pound Sterling expense base driven by the period-over-period weakening of the Pound Sterling against the US dollar; and

•	strict controls over new hires and replacements, letting go of poor performers and savings from actions taken in prior years, including Shaping Our Future and Right Sizing Willis initiatives;

were offset by:

•	a $12 million increase in incentive expenses comprising a $6 million increase in the amortization of cash retention awards and a $6 million increase in the accrual for bonuses;

•	a $10 million increase in pension charges in second quarter 2010, primarily due to the non-recurrence of a $12 million pre-tax curtailment gain realized in second quarter 2009 on the closure of our US defined benefit pension plan to accrual of benefit for future service, partly offset by related cost savings in 2010; and

•	disciplined investment in new client-facing hires and other growth initiatives.

Six months ended June 30, 2010

Operating margin at 27 percent in first half 2010 was 1 percentage point higher than in 2009, with the increase reflecting the benefit of:

•	4 percent organic growth in commissions and fees;

•	a favorable period-over-period impact from foreign currency translation of approximately 1 percentage point, excluding the impact from the devaluation of the Venezuelan currency. This reflects the net benefit of: lower losses on our forward rate hedging program; partly offset by the weakening of the Euro against the US dollar, reducing the US dollar value of our net Euro income and a stronger period-over-period Pound Sterling which increases the US dollar value of our net Pound Sterling expense base; and

•	strict controls over new hires and replacements, letting go of poor performers and savings from actions taken in prior years, including Shaping Our Future and Right Sizing Willis initiatives;

partly offset by:

•	a $14 million reduction in legacy contingent commissions assumed on the acquisition of HRH;

•	a $14 million increase in incentive expenses comprising a $16 million increase in the amortization of cash retention awards and a $2 million decrease in the accrual for bonuses;

•	a charge of $12 million relating to the devaluation of the Venezuelan currency in January 2010;

•	a $10 million increase in share-based compensation charge, largely due to the non-recurrence of a $7 million pre-tax credit in first quarter 2009;

•	disciplined investment in new client-facing hires and other growth initiatives; and

•	a $6 million reduction in investment income driven by lower average interest rates in first half 2010 compared with 2009.

Operating segment margins are discussed in ‘Operating Results — Segment Information’ below.

Interest expense

Interest expense in second quarter 2010 of $41 million was $2 million lower than in 2009, largely reflecting interest expense savings arising from the period-over-period reduction in the outstanding balances on our term loan and revolving credit facility debt.

Interest expense in first half 2010 of $84 million was $3 million higher than in 2009, largely reflecting the higher coupon payable on the $500 million of 12.875% senior unsecured notes issued in March 2009 to refinance part of the lower coupon interim credit facility relating to the HRH acquisition, partly offset by interest expense savings arising from the period-over-period reduction in term loan and revolving credit facility balances.

Income taxes

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
	(millions, except percentages)

Income before taxes and interest in earnings of associates	$128	$122	$386	$358
Income tax charge	35	31	102	93
Effective tax rate	27%	25%	26%	26%

The effective tax rate for first half 2010 at 26 percent was consistent with first half 2009 as the benefit of a $3 million prior year tax credit was offset by there being no tax credits in relation to the $12 million charge relating to the devaluation of the Venezuelan currency and the net loss on disposal of operations.

Excluding these items, the underlying tax rate at 26 percent remains in line with full year 2009.

Interest in earnings of associates

Interest in earnings of associates, net of tax, in first half 2010 of $18 million was $8 million lower than in first half 2009. This fall is primarily driven by the reduction from 49 percent to 31 percent in our ownership interest in Gras Savoye, as part of the reorganization of their capital structure in December 2009. Interest receivable on the vendor financing we provided as part of the capital reorganization is also recorded under this caption. As previously advised, we continue to expect that the reduction in our ownership of Gras Savoye will reduce the 2010 interest in earnings of associates by approximately $10 million compared with 2009.

Net income and diluted earnings per share from continuing operations

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
	(millions, except per share data)

Net income from continuing operations	$89	$87	$293	$279
Diluted earnings per share from continuing operations	$0.52	$0.52	$1.71	$1.66
Average diluted number of shares outstanding	171	168	171	168

Second quarter 2010

Net income from continuing operations for second quarter 2010 was $89 million compared with $87 million in 2009. This increase reflected the benefit of:

•	the $4 million net increase in operating income discussed above; and

•	decreased interest expense, largely reflecting a period-over-period reduction in the outstanding balances on our term loan and revolving credit facility debt;

partly offset by:

•	the reduction in earnings from associates.

Diluted earnings per share from continuing operations for second quarter 2010 at $0.52 were in line with 2009.

Foreign currency translation had a $0.03 favorable net impact on earnings per diluted share.

Diluted share count in second quarter 2010 was 171 million compared with 168 million in 2009 which had a negative $0.01 impact on earnings per diluted share.

Six months ended June 30, 2010

Net income from continuing operations for first half 2010 was $293 million compared with $279 million in 2009. The $14 million increase primarily reflected the $31 million increase in operating income partly offset by the $8 million decrease in earnings from associates, net of tax, as a result of the Gras Savoye reorganization, and a $9 million increase in the tax charge.

Foreign currency translation, excluding the impact of the Venezuelan currency devaluation, had a $0.09 favorable impact on earnings per diluted share. This was largely offset by a $0.07 per diluted share negative impact from the Venezuela currency devaluation in January 2010.

Diluted earnings per share from continuing operations for first half 2010 increased to $1.71, compared to $1.66 in 2009 as the benefit of the increased net income was partly offset by a 3 million increase in average diluted shares outstanding.

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

The following table is a summary of our operating results by segment for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30, 2010			Three months ended June 30, 2009
		Operating	Operating		Operating	Operating
	Revenues	income	margin	Revenues	income	margin
	(millions)			(millions)

Global	$217	$69	32%	$209	$74	35%

North America	331	68	21%	336	75	22%
International	251	59	24%	239	55	23%

Total Retail	582	127	22%	575	130	23%
Corporate & Other(i)	—	(27)	n/a	—	(39)	n/a

Total Consolidated	$799	$169	21%	$784	$165	21%

	Six months ended June 30, 2010			Six months ended June 30, 2009
		Operating	Operating		Operating	Operating
	Revenues	income	margin	Revenues	income	margin
	(millions)			(millions)

Global	$520	$207	40%	$487	$201	41%

North America	696	161	23%	713	169	24%
International	555	162	29%	514	151	29%

Total Retail	1,251	323	26%	1,227	320	26%
Corporate & Other(i)	—	(60)	n/a	—	(82)	n/a

Total Consolidated	$1,771	$470	27%	$1,714	$439	26%

(i)	Corporate & Other comprises the following:

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009

Amortization of intangible assets	$(21)	$(23)	$(42)	$(47)
Net loss on disposal of operations	(2)	—	(2)	—
Foreign exchange hedging	(2)	(9)	(6)	(23)
Foreign exchange on the UK pension plan asset	2	(8)	6	(7)
HRH integration costs	—	(1)	—	(4)
Venezuelan currency devaluation	—	—	(12)	—
Other	(4)	2	(4)	(1)

	$(27)	$(39)	$(60)	$(82)

Global

Our Global operations comprise Global Specialties, Reinsurance, Faber & Dumas and as of 2010, WCMA.

Faber & Dumas includes Glencairn, our London-based wholesale brokerage operation and our Fine Art, Jewelry and Specie; Special Contingency Risk and Hughes-Gibb units. WCMA provides financial advice on mergers and acquisitions and capital markets products and may place or underwrite securities.

The following table sets out revenues, organic revenue growth and operating income and margin for the quarter and six month periods ended June 30, 2010 and 2009:

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
	(millions, except		(millions, except
	percentages)		percentages)

Commissions and fees	$216	$207	$517	$482
Investment income	1	2	3	5

Total revenues	$217	$209	$520	$487

Operating income	$69	$74	$207	$201
Organic revenue growth(a)	7%	7%	7%	6%
Operating margin	32%	35%	40%	41%

(a)	Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

Revenues

Commissions and fees of $216 million were $9 million, or 4 percent, higher in second quarter 2010 compared with second quarter 2009. Organic revenue growth of 7 percent was partly offset by a negative 2 percent impact from foreign currency translation and a net 1 percent impact from acquisitions and disposals.

Our young WCMA business contributed 5 percent of Global’s organic revenue growth in the quarter, substantially due to a single capital markets transaction. WCMA is a transaction oriented business and we therefore expect its results will be more variable than some of our other businesses.

Reinsurance and our Global Specialties businesses also saw organic growth in second quarter 2010, driven by good net new business generation despite the adverse impact of the continued difficult rate environment and soft market in many of the specialty classes.

Global Specialties reported strong growth in the quarter driven by strong contributions from Financial and Executive Risks, and Energy.

Second quarter growth in Reinsurance was more modest and was headed by growth in new business, especially Marine and Aviation. Despite high loss levels earlier in the year, rates remain soft except for marine and energy.

Organic revenue growth for first half 2010 was 7 percent. Both Global Specialties and Reinsurance recorded good new business generation including Reinsurance growth in North America, Europe and Asia. The growth in North America was partly driven by the team recruited from Carvill in first quarter 2009. As a result of strong reinsurance underwriting profits in 2009, with the exception of marine and energy, there has been a general but disciplined softening of rates in 2010 which remain a significant headwind for growth.

Client retention levels remained high at 89 percent for the first six months of 2010.

Operating margin

Operating margin in our Global operations was 32 percent in second quarter 2010, compared with 35 percent in 2009 and 40 percent in first half 2010, compared with 41 percent in 2009.

These margins reflect the benefits of good organic revenue growth and disciplined cost control.

Offsetting this was the impact of foreign currency translation. The London Market businesses within our Global operations earn revenues in US dollars, Pounds Sterling and Euros and primarily incur expenses in Pounds Sterling. In addition, they are exposed to exchange risk on certain sterling-denominated balances. In both the three and six months ended June 30, 2010, foreign currency translation adversely impacted Global’s margin by approximately 4 percentage points and 2 percentage points respectively when compared with 2009.

Margins were also impacted by costs associated with selective recruitment, including the team recruited from Carvill late in first quarter 2009, and higher share-based compensation, in part due to the non-recurrence of a credit in first quarter 2009.

Excluding the impact of foreign currency translation, Global’s operating margin was 1 percent higher in both the three and six months ended June 30, 2010 compared with 2009.

North America

Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States and Canada.

The following table sets out revenues, organic revenue growth and operating income and margin for the quarter and six month periods ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(millions, except percentages)		(millions, except percentages)

Commissions and fees	$326	$332	$687	$703
Investment income	5	4	9	8
Other income	—	—	—	2

Total revenues	$331	$336	$696	$713

Operating income	$68	$75	$161	$169
Organic revenue growth(a)	(1)%	(8)%	—%	(7)%
Operating margin	21%	22%	23%	24%

(a)	Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; (iv) in North America, legacy contingent commissions assumed as part of the acquisition of HRH in 2008 and that had not been converted into higher standard commission; and (v) investment income and other income from reported revenues.

Included in North America reported commissions and fees were legacy HRH contingent commissions of $2 million in the second quarter 2010 and $10 million in the first half of 2010 compared with $4 million and $24 million in the corresponding periods of 2009, respectively.

Revenues

Our North America segment continues to be impacted by headwinds from soft insurance market conditions and ongoing weakness in the US economy.

Commissions and fees of $326 million were $6 million, or 2 percent, lower for the three months ended June 30, 2010 compared with 2009, reflecting the continued adverse impact of the soft market conditions and a $2 million decrease in legacy contingent commissions assumed as part of the HRH acquisition.

Organic revenue growth was negative 1 percent in second quarter 2010 compared with 2009 as the benefits of:

•	strong new business, with improved client retention;

•	positive growth in the employee benefits practice; and

•	a $3 million benefit from a one-time accounting adjustment related to the HRH acquisition within the specialty businesses;

were more than offset by:

•	a negative 4 percent impact from rate declines and other market factors; and

•	continued weakness in our Construction business reflecting the ongoing economic challenges in that sector.

Commissions and fees of $687 million were $16 million, or 2 percent, lower for first half 2010 than in 2009, of which $14 million was attributable to a decrease in legacy contingency commissions assumed as part of the HRH acquisition. Organic revenue growth was flat for the six months ended June 30, 2010 as the benefits of net new business generation and the $3 million one-time accounting adjustment in the second quarter were offset by the impact of the soft market conditions and weak US economy.

Net new business in the second quarter and first half of 2010 was driven by some of our specialist businesses, with healthcare, financial institutions, professional lines and technology/telecom businesses all reporting strong growth. Our employee benefits practice, which represents approximately 20 percent of North America commissions and fees, showed growth of 2 percent in second quarter 2010 with some positive signs including modest headcount stabilization. Although we currently believe the new US healthcare legislation could be beneficial for our business, at this time, its potential impact is uncertain. In our Construction business declines in fees and commissions were single digits in first half 2010 compared with the double digit declines in last quarter 2009.

Net new business growth also includes the benefit of higher standard commissions where these have been negotiated in lieu of contingent commissions. These higher standard commissions however may not have been negotiated at the same level or be received in the same periods as the related contingent commissions. Furthermore, the business to which they related may not have been renewed.

Client retention levels remained stable at 92 percent for the first six months of 2010.

Operating margin

Operating margin in North America was 21 percent in second quarter 2010 compared with 22 percent in same period 2009 and 23 percent in first half 2010,

compared with 24 percent in 2009. The lower margins mainly reflected the impact of:

•	the non-recurrence of a $9 million benefit in second quarter 2009 from the curtailment of the US pension scheme relating to our North America retail employees; and

•	the period-over-period reduction in legacy HRH contingent commissions of $14 million in first half 2010, of which $2 million relate to second quarter;

partly offset by the benefit of:

•	lower period-over-period pension charges, excluding the second quarter 2009 curtailment gain; and

•	strong cost controls.

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

The following table sets out revenues, organic revenue growth and operating income and margin for the quarter and six month periods ended June 30, 2010 and 2009:

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
	(millions, except		(millions, except
	percentages)		percentages)

Commissions and fees	$247	$233	$548	$502
Investment income	4	6	7	12

Total revenues	$251	$239	$555	$514

Operating income	$59	$55	$162	$151
Organic revenue growth(a)	8%	5%	6%	5%
Operating margin	24%	23%	29%	29%

(a)	Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; (iv) investment income and other income from reported revenues.

Revenues

Commissions and fees of $247 million were $14 million, or 6 percent, higher for the three months ended June 30, 2010 compared with 2009 of which 8 percent was attributable to organic revenue growth, 2 percent to acquisitions and disposals and a negative 4 percent to foreign currency translation. Net new business growth was 11 percent and there was a negative 3 percent impact from rates and other market factors.

For the six months ended June 30, 2010, commissions and fees were $46 million, or 9 percent, higher compared with 2009 of which 6 percent was attributable to organic revenue growth, 2 percent to acquisitions and disposals and 1 percent to foreign currency translation.

A significant part of International’s revenues are earned in currencies other than the US dollar. The US dollar has strengthened against a number of these currencies in second quarter 2010 compared with the same period in 2009, most notably the Euro, Pound Sterling and Australian dollar. Consequently, revenues reported in US dollars have decreased by 4 percent as a result of foreign currency translation in second quarter 2010 compared to same period 2009.

For the six months ended June 30, 2010, as a whole, the US dollar weakened against the Euro, Pound Sterling and Australian dollar as the relative effect of its second quarter strengthening was more than offset by first quarter 2010 weakening when compared with the same periods of 2009. Consequently, revenues reported in US dollars have increased by 1 percent as a result of foreign currency translation in first half 2010, compared to 2009.

Organic revenue growth was strongest in emerging markets with Latin America, in particular Brazil and Chile, Asia, in particular China and Indonesia, and Russia all reporting strong growth in second quarter and first half 2010. Despite the challenging economic environment in continental Europe, overall growth was positive in both second quarter and first half 2010 with good contributions from Switzerland and Italy. Spain reported strong growth in the second quarter. Organic revenue growth was also positive in our UK and Irish retail operations as we begin to see signs of an improving economy in the United Kingdom, and consequent growth in our UK revenues partly offset by negative growth in our Irish revenues. Our employee benefits practice, which represents approximately 10 percent of International commissions and fees, continued to perform well in the first half of 2010 with growth in the mid single digits.

Client retention levels remained high at 92 percent for the first six months of 2010.

Operating margin

Operating margin in International was 24 percent in second quarter 2010 compared with 23 percent in second quarter 2009 and 29 percent in both first half 2010 and same period 2009 as the benefit of strong revenue growth and focused expense management has been largely offset by spending on initiatives to drive future growth.

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual

Report on Form 10-K for the year ended December 31, 2009.

There were no significant additions or changes to these assumptions in first half 2010.

NEW ACCOUNTING STANDARDS

There were no new accounting standards issued during the second quarter 2010 that would have a significant impact on the Company’s reporting.

LIQUIDITY AND CAPITAL RESOURCES

In the short term, our capital management priority is debt reduction. Total debt as of June 30, 2010 decreased to $2.3 billion, compared with $2.4 billion at December 31, 2009.

In first half 2010, we made $54 million of mandatory repayments against the 5-year term loan due 2013, thereby reducing the outstanding balance as at June 30, 2010 to $466 million. We also repaid in full a $9 million fixed rate loan due 2010 and repurchased $7 million of 5.125% senior notes due July 2010.

In July 2010, we repaid the remaining $83 million of the 5.125% senior notes due July 2010.

At June 30, 2010, we have $30 million outstanding under our $300 million revolving credit facility, compared with $95 million at June 30, 2009 and $nil at December 31, 2009. Drawings under the facility are typically higher in the first half of the year due to incentive payments in the first quarter.

Following the repayment of the $83 million of 5.125% senior notes that matured in July 2010, the only other mandatory debt repayments over the 12 month period from June 30, 2010 are scheduled repayments on our $700 million 5-year term loan totaling $110 million.

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

Own funds

As of June 30, 2010, we had cash and cash equivalents of $139 million, compared with $191 million at December 31, 2009 and $270 million of our $300 million revolving credit facility remained available to draw.

Operating activities

Total cash generated from operating activities in first half 2010 was $156 million compared with $208 million in first half 2009. Cash generated from operating activities in first half 2010 is after the payment of incentive awards, of which $185 million were paid as cash retention awards (2009: $140 million).

Investing activities

Total net cash used in investing activities was $57 million in the six months ended June 30, 2010 compared with $15 million in the same period of 2009.

The increase in cash used in investing activities of $42 million was mainly attributable to:

•	the net proceeds in first half 2009 of $37 million received on the disposal of Bliss and Glennon;

•	the $21 million proceeds on sale of our short-term investments in first half 2009, as we liquidated our own funds portfolio;

•	an increase of $7 million in the net investment in tangible fixed assets in first half 2010 compared with the same period in 2009, mainly reflecting increased spend on infrastructure projects; and

•	a $12 million increase in acquisitions of subsidiaries, primarily comprising cash payments for the deferred consideration relating to previous acquisitions;

partly offset by:

•	the payment in first half 2009 of $41 million in respect of an additional 5 percent interest in Gras Savoye.

Financing activities

Net cash used in financing activities was $137 million in the six months ended June 30, 2010 compared with $270 million in the same period of 2009.

The decrease in cash used in financing activities of $133 million was mainly attributable to:

•	a $268 million net outflow in 2009 relating to the repayment/refinancing of $750 million of the then outstanding interim credit facility. As part of the refinancing we issued $500 million of 12.875% senior unsecured notes in March 2009 and received net proceeds of $482 million;

partly offset by:

•	a $65 million reduction in the drawdown against our revolving credit facility from $95 million in first half 2009 to $30 million in first half 2010; and

•	first half 2010 debt repayments of $70 million comprising: the $54 million of mandatory repayments against the 5-year term loan; a repurchase of $7 million of July 2010 bonds; and the repayment of a $9 million fixed rate loan due 2010.

Share buybacks

There have been no share buybacks in first half 2010. There remains $925 million under the current buyback authorization.

Dividends

Cash dividends paid in first half 2010 were $89 million compared with $87 million in same period 2009. The $2 million change reflects a small increase in the number of shares as a result of share option exercises during 2009. In July 2010, we declared a quarterly cash dividend of $0.26 per share, an annual rate of $1.04 per share and unchanged from the prior year.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Chief Financial Officer and Global Group Financial Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the

Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings

Information regarding legal proceedings is set forth in Note 7 — ‘Commitments and Contingencies’ to the Condensed Consolidated Financial Statements (Unaudited) appearing in Part I, Item 1 of this report and incorporated herein by reference.

Item 1A —	Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A ‘Risk Factors’ included in the Form 10-K for the year ended December 31, 2009.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2010, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

The Company may purchase shares, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, at an aggregate purchase price of up to $1 billion under an open-ended program approved by the Board of Directors. The Company did not repurchase any of its own shares during the quarter covered by this report.

Item 3 —	Defaults Upon Senior Securities

None.

Item 4 —	(Removed and Reserved)

Item 5 —	Other Information

None.

Item 6 —	Exhibits

10.1		Form of Time-Based Restricted Share Units Award Agreement granted under the HRH 2007 Share Incentive Plan
10.2		Form of Performance-Based Restricted Share Units Award Agreement granted under the HRH 2007 Share Incentive Plan
10.3		Form of Time-Based Share Option Agreement granted under the HRH 2007 Share Incentive Plan
10.4		Form of Performance-Based Share Option Agreement granted under the HRH 2007 Share Incentive Plan
31.1		Certification Pursuant to Rule 13a-14(a)
31.2		Certification Pursuant to Rule 13a-14(a)
32.1		Certification Pursuant to 18 U.S.C. Section 1350
32.2		Certification Pursuant to 18 U.S.C. Section 1350
101	.INS*	XBRL Instance Document
101	.SCH*	XBRL Taxonomy Extension Schema Document
101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Willis Group Holdings plc
(Registrant)

By:	/s/ Michael K. Neborak
Michael K. Neborak
Group Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 6, 2010