Form 10-Q
period 2010-09-30
WILLIS GROUP HOLDINGS PLC
filed 2010-11-05
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

As of October 29, 2010, there were outstanding 170,624,279 ordinary shares, nominal value $0.000115 per share and 40,000 ordinary shares, nominal value €1, of the Registrant.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

		Page

Information Concerning Forward-Looking Statements		3

PART I — Financial Information
Item 1	— Financial Statements	5
Item 2	— Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
Item 3	— Quantitative and Qualitative Disclosures about Market Risk	69
Item 4	— Controls and Procedures	69

PART II — Other Information
Item 1	— Legal Proceedings	70
Item 1A	— Risk Factors	70
Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3	— Defaults upon Senior Securities	70
Item 4	— (Removed and Reserved)	70
Item 5	— Other Information	70
Item 6	— Exhibits	70
Signatures		71
EX-10.1
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

There are important uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•	the impact of any regional, national or global political, economic, business, competitive, market, environmental and regulatory conditions on our global business operations;

•	the impact of current financial market conditions on our results of operations and financial condition, including as a result of any insolvencies or other difficulties experienced by our clients, insurance companies or financial institutions;

•	our ability to continue to manage our significant indebtedness;

•	our ability to compete effectively in our industry;

•	our ability to implement or realize anticipated benefits of the Shaping Our Future, Right Sizing Willis, Funding for Growth initiatives or any other new initiatives;

•	material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane, or otherwise;

•	the volatility or declines in other insurance markets and the premiums on which our commissions are based, but which we do not control;

•	our ability to retain key employees and clients and attract new business;

•	the timing or ability to carry out share repurchases or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;

•	any fluctuations in exchange and interest rates that could affect expenses and revenue;

•	rating agency actions that could inhibit our ability to borrow funds or the pricing thereof;

•	a significant decline in the value of investments that fund our pension plans or changes in our pension plan funding obligations;

•	our ability to achieve the expected strategic benefits of transactions;

•	changes in the tax or accounting treatment of our operations;

•	any potential impact from the US healthcare reform legislation;

•	the potential costs and difficulties in complying with a wide variety of foreign laws and regulations and any related changes, given the global scope of our operations;

•	our involvements in and the results of any regulatory investigations, legal proceedings and other contingencies;

•	underwriting, advisory or reputational risks associated with non-core operations;

•	our exposure to potential liabilities arising from errors and omissions and other potential claims against us; and

•	the interruption or loss of our information processing systems or failure to maintain secure information systems.

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

PART I — FINANCIAL INFORMATION

Item 1 —	Financial Statements

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(millions, except per share data)

REVENUES
Commissions and fees	$723	$714	$2,475	$2,401
Investment income	10	10	29	35
Other income	—	1	—	3

Total revenues	733	725	2,504	2,439

EXPENSES
Salaries and benefits (including share-based compensation of $9 million, $11 million, $34 million and $26 million (Note 3))	(462)	(449)	(1,404)	(1,372)
Other operating expenses	(129)	(151)	(413)	(428)
Depreciation expense	(14)	(15)	(45)	(43)
Amortization of intangible assets	(22)	(29)	(64)	(76)
Net gain (loss) on disposal of operations	—	1	(2)	1

Total expenses	(627)	(643)	(1,928)	(1,918)

OPERATING INCOME	106	82	576	521
Interest expense	(40)	(47)	(124)	(128)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	66	35	452	393
Income taxes (Note 4)	(10)	29	(112)	(64)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	56	64	340	329
Interest in earnings of associates, net of tax	9	16	27	42

INCOME FROM CONTINUING OPERATIONS	65	80	367	371
Discontinued operations, net of tax	—	1	—	2

NET INCOME	65	81	367	373
Less: net income attributable to noncontrolling interests	(1)	(2)	(10)	(14)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$64	$79	$357	$359

AMOUNTS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS SHAREHOLDERS
Income from continuing operations, net of tax	$64	$78	$357	$357
Income from discontinued operations, net of tax	—	1	—	2

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$64	$79	$357	$359

EARNINGS PER SHARE — BASIC AND DILUTED (Note 5)
BASIC EARNINGS PER SHARE
— Continuing operations	$0.38	$0.46	$2.10	$2.13

DILUTED EARNINGS PER SHARE
— Continuing operations	$0.37	$0.46	$2.09	$2.13

CASH DIVIDENDS DECLARED PER SHARE	$0.26	$0.26	$0.78	$0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(millions, except share data)

ASSETS
Cash and cash equivalents	$141	$191
Fiduciary funds — restricted	1,760	1,683
Accounts receivable, net of allowance for doubtful accounts of $15 million in 2010 and $20 million in 2009	8,632	8,638
Fixed assets, net of accumulated depreciation of $277 million in 2010 and $257 million in 2009	356	352
Goodwill (Note 10)	3,275	3,277
Other intangible assets, net of accumulated amortization of $243 million in 2010 and $179 million in 2009 (Note 11)	507	572
Investments in associates	169	156
Deferred tax assets	53	82
Pension benefits asset	144	69
Other assets	715	603

TOTAL ASSETS	$15,752	$15,623

LIABILITIES AND EQUITY
Accounts payable	$9,763	$9,686
Deferred revenue and accrued expenses	245	301
Deferred tax liabilities	12	29
Income taxes payable	63	46
Short-term debt (Note 12)	110	209
Long-term debt (Note 12)	2,202	2,165
Liability for pension benefits	155	187
Other liabilities	704	771

Total liabilities	13,254	13,394

COMMITMENTS AND CONTINGENCIES (Note 7)
EQUITY
Shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued and outstanding, 170,563,749 shares in 2010 and 168,661,172 shares in 2009. Shares, €1 nominal value; Authorized: 40,000; Issued and outstanding, 40,000 shares in 2010 and 2009	—	—
Additional paid-in capital	962	918
Retained earnings	2,083	1,859
Accumulated other comprehensive loss, net of tax (Note 14)	(572)	(594)
Treasury shares, at cost, 57,310 shares, $0.000115 nominal value in 2010 and 54,310 shares, $0.000115 nominal value in 2009 and 40,000 shares, €1 nominal value, in 2010 and 2009	(3)	(3)

Total Willis Group Holdings stockholders’ equity	2,470	2,180
Noncontrolling interests	28	49

Total equity	2,498	2,229

TOTAL LIABILITIES AND EQUITY	$15,752	$15,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2010	2009
	(millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$367	$373
Adjustments to reconcile net income to total net cash provided by operating activities:
Income from discontinued operations	—	(2)
Net loss (gain) on disposal of operations, fixed and intangible assets and short-term investments	3	(3)
Depreciation expense	45	43
Amortization of intangible assets	64	76
Addition to provision for doubtful debts	—	1
Provision for deferred income taxes	13	(1)
Excess tax benefits from share-based payment arrangements	—	3
Share-based compensation (Note 3)	34	26
Undistributed earnings of associates	(22)	(31)
Non-cash Venezuela currency devaluation	12	—
Effect of exchange rate changes on net income	(1)	(1)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary funds — restricted	(86)	118
Accounts receivable	4	368
Accounts payable	85	(363)
Additional funding of UK pension plan	(31)	—
Other assets	(84)	(83)
Other liabilities	(143)	(235)

Net cash provided by continuing operating activities	260	289
Net cash used in discontinued operating activities	—	(3)

Total net cash provided by operating activities	260	286

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	6	12
Additions to fixed assets	(59)	(74)
Acquisitions of subsidiaries, net of cash acquired	(20)	1
Acquisition of investments in associates	(1)	(43)
Investment in Trident V Parallel Fund, LP (Note 7)	(2)	—
Proceeds from sale of operations, net of cash disposed	—	42
Proceeds on sale of short-term investments	—	20

Total net cash used in continuing investing activities	(76)	(42)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	95	65
Proceeds from issue of short-term debt, net of debt issuance costs	—	1
Repayments of debt	(181)	(910)
Senior notes issued, net of debt issuance costs	—	778
Proceeds from issue of shares	26	15
Excess tax benefits from share-based payment arrangements	—	(3)
Dividends paid	(132)	(130)
Acquisition of noncontrolling interests	(10)	(31)
Dividends paid to noncontrolling interests	(24)	(12)

Total net cash used in continuing financing activities	(226)	(227)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(42)	17
Effect of exchange rate changes on cash and cash equivalents	(8)	10
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	191	176

CASH AND CASH EQUIVALENTS, END OF PERIOD	$141	$203

Cash and cash equivalents — reported as discontinued operations	—	—

Cash and cash equivalents — continuing operations	$141	$203

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

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine month period ended September 30, 2010 may not necessarily be indicative of the operating results for the entire fiscal year.

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

Redomicile to Ireland

On September 24, 2009, Willis Group Holdings was incorporated in Ireland, in order to effectuate the change of the place of incorporation of the parent company of the Group. Willis Group Holdings operated as a wholly-owned subsidiary of Willis-Bermuda until December 31, 2009, when the outstanding common shares of Willis-Bermuda were canceled and Willis Group Holdings issued ordinary shares with substantially the same rights and preferences on a one-for-one basis to the holders of the Willis-Bermuda common shares that were canceled. Upon completion of this transaction, Willis Group Holdings replaced Willis-Bermuda as the ultimate parent company and Willis-Bermuda became a wholly-owned subsidiary of Willis Group Holdings. Willis-Bermuda was subsequently liquidated.

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

Severance costs

The Company incurred severance costs of $14 million in the nine months ended September 30, 2010 (2009: $20 million). These costs relate to approximately 450 positions that have been or will be eliminated as part of the Company’s continuing focus on managing expense. Of these costs, $3 million were incurred in the three months ended September 30, 2010 (2009: $2 million). Severance costs for these employees were recognized pursuant to the terms of their existing benefit arrangements or employment agreements.

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

The following table sets out the amount of cash retention awards made and the related amortization of those awards for the three and nine months ended September 30, 2010 and 2009:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2010	2009	2010	2009
		(millions)

Cash retention awards made	$4	$3	$189	$143
Amortization of cash retention awards included in salaries and benefits	28	22	88	66

Unamortized cash retention awards totaled $193 million as of September 30, 2010 (December 31, 2009: $98 million; September 30, 2009: $121 million).

Share-based compensation

The Company incurred share-based compensation, reported within salaries and benefits, of $34 million in the nine months ended September 30, 2010 (2009: $26 million) of which $9 million was incurred in the three months ended September 30, 2010 (2009: $11 million).

During the three and nine months ended September 30, 2009, the Company recorded $nil and a $5 million credit relating to the accumulated compensation expense for certain 2008 awards which were dependent upon performance targets which the Company no longer expects to achieve.

4.	INCOME TAXES

The third quarter 2010 tax charge benefited from a $7 million release relating to uncertain tax positions due to the closure of the statute of limitations on assessments relating to previously unrecognized tax benefits. Excluding the benefit of this item, the effective tax rate for the three months ended September 30, 2010 was approximately 26 percent.

The effective tax rate for the nine months ended September 30, 2010 was impacted by:

•	a $10 million benefit from prior year tax credits, including the $7 million for uncertain tax positions;

•	an adverse impact from the $12 million charge relating to the devaluation of the Venezuelan currency for which no tax credits are available; and

•	the tax impact of the net loss on disposal of operations.

Excluding these items, the effective tax rate for the nine months ended September 30, 2010 was approximately 26 percent, in line with full year 2009.

The third quarter 2009 tax charge benefited from two material tax credits:

•	a $27 million release relating to a 2009 change in tax law. As at June 30, 2009, the Company held a provision of $27 million relating to tax that would potentially be payable should the unremitted earnings of its foreign subsidiaries be repatriated. Following a change in UK tax law effective in third quarter 2009, these earnings may now be repatriated without additional tax cost and, consequently, the provision has been released; and

•	an $11 million release relating to uncertain tax positions due to the closure of the statute of limitations on assessments for previously unrecognised tax benefits.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.	INCOME TAXES (Continued)

Excluding the benefit of these tax credits, the effective tax rate for the three and nine months ended September 30, 2009 would have been 26 percent.

5.	EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net income attributable to Willis Group Holdings by the average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company. At September 30, 2010, time-based and performance-based options to purchase 12.0 million and 8.5 million (2009: 13.5 million and 9.3 million) shares, respectively, and 1.6 million (2009: 1.1 million) restricted shares, were outstanding.

Basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(millions, except per share data)

Net income attributable to Willis Group Holdings	$64	$79	$357	$359

Basic average number of shares outstanding	170	168	170	168
Dilutive effect of potentially issuable shares	1	1	1	—

Diluted average number of shares outstanding	171	169	171	168

Basic earnings per share:
Continuing operations	$0.38	$0.46	$2.10	$2.13
Discontinued operations	—	0.01	—	0.01

Net income attributable to Willis Group Holdings shareholders	$0.38	$0.47	$2.10	$2.14

Dilutive effect of potentially issuable shares	$0.01	—	$0.01	—

Diluted earnings per share:
Continuing operations	$0.37	$0.46	$2.09	$2.13
Discontinued operations	—	0.01	—	0.01

Net income attributable to Willis Group Holdings shareholders	$0.37	$0.47	$2.09	$2.14

Options to purchase 13.4 million and 13.6 million shares were not included in the computation of the dilutive effect of stock options for the three and nine month periods ended September 30, 2010, respectively, because the effect was antidilutive (three and nine months ended September 30, 2009: 21.8 million and 22.4 million shares, respectively).

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	PENSION PLANS

The components of the net periodic benefit cost of the UK, US and international defined benefit plans are as follows:

	Three months ended September 30,
	UK pension		US pension		Intl pension
	benefits		benefits		benefits
	2010	2009	2010	2009	2010	2009
	(millions)

Components of net periodic benefit cost:
Service cost	$9	$5	$—	$—	$1	$2
Interest cost	25	25	11	10	2	2
Expected return on plan assets	(35)	(33)	(11)	(10)	(1)	(2)
Amortization of unrecognized prior service gain	(1)	(1)	—	—	—	—
Amortization of unrecognized actuarial loss	9	9	1	1	—	1

Net periodic benefit cost	$7	$5	$1	$1	$2	$3

	Nine months ended September 30,
	UK pension		US pension		Intl pension
	benefits		benefits		benefits
	2010	2009	2010	2009	2010	2009
	(millions)

Components of net periodic benefit cost:
Service cost	$27	$15	$—	$7	$4	$5
Interest cost	74	71	31	30	6	6
Expected return on plan assets	(104)	(94)	(32)	(27)	(5)	(5)
Amortization of unrecognized prior service gain	(3)	(3)	—	—	—	—
Amortization of unrecognized actuarial loss	27	25	2	6	1	2
Curtailment gain	—	—	—	(12)	—	—

Net periodic benefit cost	$21	$14	$1	$4	$6	$8

For the nine months ended September 30, 2010, the Company had made contributions of $67 million, $30 million and $5 million to the UK, US and international defined benefit pension plans (2009: $33 million, $27 million and $5 million), respectively. The Company expects to contribute approximately $87 million to the UK defined benefit pension plan, $30 million to the US plan and $7 million to the international plans for the full year 2010.

Effective May 15, 2009, the Company closed the US defined benefit plan to future accrual. Consequently, a curtailment gain of $12 million was recognized during the nine months ended September 30, 2009.

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

Since August 2004, the Company and HRH (along with various other brokers and insurers) have been named as defendants in purported class actions in various courts across the United States. All of these actions have been consolidated into a single action in the US District Court for the District of New Jersey (‘MDL’). There are two amended complaints within the MDL, one that addresses employee benefits (‘EB Complaint’) and one that addresses all other lines of insurance (‘Commercial Complaint’). HRH was a named defendant in the EB Complaint, but has since been voluntarily dismissed. HRH is a named defendant in the Commercial Complaint. The Company is a named defendant in both MDL complaints. Each of the EB Complaint and the Commercial Complaint seeks monetary damages, including punitive damages, and equitable relief and makes allegations regarding the practices and conduct that have been the subject of the investigation of state attorneys general and insurance commissioners, including allegations that the brokers have breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and participated in other improper activities. The complaints also allege the existence of a conspiracy among insurance carriers and brokers and allege violations of federal antitrust laws, the federal Racketeer Influenced and Corrupt Organizations (‘RICO’) statute and the Employee Retirement Income Security Act of 1974 (’ERISA’). In separate decisions issued in August and September 2007, the antitrust and RICO Act claims were dismissed with prejudice and the state claims were dismissed without prejudice from the Commercial Complaint.

In January 2008, the Judge dismissed the ERISA claims with prejudice from the EB Complaint and the state law claims without prejudice. Plaintiffs filed a notice of appeal regarding the dismissal of the antitrust and RICO claims and oral arguments on this appeal were heard in April 2009. In August 2010, the United States Court of Appeals for the Third Circuit issued its decision on plaintiffs’ appeal. The Court upheld the dismissal of all claims against HRH and the Company, with the exception of one RICO related claim. The Court

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES (Continued)

remanded the RICO claim to the District Court for further consideration. The District Judge is allowing HRH and the Company (and the other affected defendants) to submit new motions to dismiss the remanded RICO claim. The motion is being briefed, but a decision is not expected until sometime in 2011. Additional actions could be brought in the future by individual policyholders. The Company disputes the allegations in all of these suits and has been and intends to continue to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

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

On September 16, 2010, a complaint, captioned Casanova, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:10-CV-01862-O, was filed on behalf of seven Stanford investors against Willis Group Holdings, Willis Limited, Willis of Colorado, Inc. and the same Willis associate, among others, also in the Northern District of Texas. Although this is not a class action, the Casanova compliant is based on substantially the same allegations as the Second Amended Class Action Complaint in the consolidated Troice/Canabal action. The Casanova complaint asserts various claims under Texas statutory and common law and seeks actual damages in excess of $5 million, punitive damages, attorneys’ fees and costs.

The defendants have not yet responded to the Ranni or Rupert or Casanova complaints.

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

judgment against AIC requiring AIC to pay its policy limits of $50 million plus interest and costs for certain personal injury claims filed against St. Jude and denied by AIC. To the extent there is a finding that AIC does not have to provide coverage for these claims, St. Jude has alternatively alleged standard errors and omissions claims against the Company for the same amount. While the Company cannot predict the outcome of any litigation, the Company believes AIC should provide coverage and believes that St. Jude should have a favorable outcome against AIC. If St. Jude prevails against AIC, St. Jude’s claims against the Company become moot. In September 2010, the Court issued partial summary judgment in favor of St. Jude on one of the main coverage issues in the case. If not appealed successfully by AIC, this decision should reduce the amount at issue in the litigation to approximately $36 million plus interest and costs. The other main coverage issue in the case was argued before the court on a summary judgment motion on October 29, 2010 and the Court has taken it under advisement. Pending the outcome of that motion, the case may proceed to trial in 2011. The Company continues to vigorously defend itself and disputes the allegations made against it.

Commitments

In December 2009, the Company made a capital commitment of $25 million to Trident V, LP, an investment fund managed by Stone Point Capital. In July 2010, we withdrew from Trident V, LP and subscribed to Trident V Parallel Fund, LP (with the total capital commitment remaining the same). As at September 30, 2010 there had been approximately $2 million of capital contributions.

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

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

At September 30, 2010, the Company had the following derivative financial instruments that were designated as cash flow hedges of interest rate risk:

		Notional	Fair
		amount(i)	value
		(millions)

US dollar	Receive fixed — pay variable	$590	$17
Pound Sterling	Receive fixed — pay variable	197	5
Euro	Receive fixed — pay variable	141	2

(i)	Notional amounts are reported in US dollars translated at spot rates at September 30, 2010.

During the nine months ended September 30, 2010, the Company entered into a series of interest rate swaps for a total notional amount of $350 million to receive a fixed rate and pay a variable rate on a semi-annual basis, with a maturity date of July 15, 2015. The Company has designated and accounts for these instruments as fair value hedges against its $350 million 5.625% senior notes due 2015. The fair values of the interest rate swaps are included within other assets or other liabilities and the fair value of the hedged element of the senior notes is included within the principal amount of the debt.

At September 30, 2010 and December 31, 2009 the Company’s interest rate swaps were all designated as hedging instruments.

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

At September 30, 2010 and December 31, 2009 the Company’s foreign currency contracts were all designated as hedging instruments.

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for Pounds Sterling and US dollars at September 30, 2010:

		Fair
	Sell(i)	value
	(millions)

US dollar	$313	$1
Euro	134	4
Japanese yen	59	(5)

(i)	Foreign currency notional amounts are reported in US dollars translated at spot rates at September 30, 2010.

Derivative financial instruments

The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at September 30, 2010:

	Balance sheet	Fair value
Derivative financial instruments designated as hedging instruments:	classification	September 30, 2010	December 31, 2009
		(millions)

Assets:
Interest rate swaps (cash flow hedges)	Other assets	$24	$27
Interest rate swaps (fair value hedges)	Other assets	24	—
Forward exchange contracts	Other assets	16	8

Total derivatives designated as hedging instruments		$64	$35

Liabilities:
Interest rate swaps	Other liabilities	$—	$(1)
Forward exchange contracts	Other liabilities	(16)	(22)

Total derivatives designated as hedging instruments		$(16)	$(23)

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Derivative financial instruments (Continued)

The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for the three and nine months ended September 30, 2010 and 2009:

				Location of	Amount of
				gain (loss)	gain (loss)
		Location of	Amount of	recognized	recognized
		gain (loss)	gain (loss)	in income	in income
	Amount of	reclassified	reclassified	on derivative	on derivative
	gain (loss)	from	from	(Ineffective	(Ineffective
	recognized	accumulated	accumulated	hedges and	hedges and
	in OCI(i)	OCI(i) into	OCI(i) into	ineffective	ineffective
	on derivative	income	income	element of	element of
	(Effective	(Effective	(Effective	effective	effective
Derivatives in cash flow hedging relationships	element)	element)	element)	hedges)	hedges)
	(millions)		(millions)		(millions)

Three months ended September 30, 2010
Interest rate swaps	$7	Investment income	$(7)	Other operating expenses	$—
Forward exchange contracts	(3)	Other operating expenses	5	Interest expense	1

Total	$4		$(2)		$1

Three months ended September 30, 2009
Interest rate swaps	$6	Investment income	$(7)	Other operating expenses	$—
Forward exchange contracts	(17)	Other operating expenses	6	Interest expense	—

Total	$(11)		$(1)		$—

Nine months ended September 30, 2010
Interest rate swaps	$18	Investment income	$(20)	Other operating expenses	$—
Forward exchange contracts	1	Other operating expenses	12	Interest expense	1

Total	$19		$(8)		$1

Nine months ended September 30, 2009
Interest rate swaps	$15	Investment income	$(19)	Other operating expenses	$(1)
Forward exchange contracts	16	Other operating expenses	36	Interest expense	—

Total	$31		$17		$(1)

(i)	OCI means other comprehensive income. Amounts above shown gross of tax.

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

Derivative financial instruments (Continued)

At September 30, 2010 the Company estimates there will be $10 million of net derivative gains reclassified from accumulated comprehensive income into earnings within the next twelve months.

Fair value hedges

The table below presents the effects of derivative financial instruments in fair value hedging relationships on the consolidated statements of operations for the three and nine months ended September 30, 2010. The Company did not have any derivative financial instruments in fair value hedging relationships during 2009.

			Loss
			recognized	Ineffectiveness
Derivatives in fair value hedging	Hedged item in fair value hedging	Gain recognized for	for hedged	recognized in
relationships	relationship	derivative	item	interest expense
		(millions)

Three months ended September 30, 2010
Interest rate swaps	5.625% Senior notes due 2015	$10	$(10)	$—

Nine months ended September 30, 2010
Interest rate swaps	5.625% Senior notes due 2015	$24	$(24)	$—

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

9.	FAIR VALUE MEASUREMENT

The following table presents, for each of the fair value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2010
	Quoted
	prices in
	active
	markets		Significant
	for		other
	identical	Significant other	unobservable
	assets	observable inputs	inputs
	Level 1	Level 2	Level 3	Total
	(millions)

Assets at fair value:
Cash and cash equivalents	$141	$—	$—	$141
Fiduciary funds — restricted	1,760	—	—	1,760
Derivative financial instruments	—	64	—	64

Total assets	$1,901	$64	$—	$1,965

Liabilities at fair value:
Derivative financial instruments	$—	$16	$—	$16
Changes in fair value of hedged debt(i)	—	24	—	24

Total liabilities	$—	$40	$—	$40

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	FAIR VALUE MEASUREMENT (Continued)

	December 31, 2009
	Quoted
	prices in	Significant	Significant
	active	other	other
	markets for	observable	unobservable
	identical assets	inputs	inputs
	Level 1	Level 2	Level 3	Total
	(millions)

Assets at fair value:
Cash and cash equivalents	$191	$—	$—	$191
Fiduciary funds — restricted	1,683	—	—	1,683
Derivative financial instruments	—	35	—	35

Total assets	$1,874	$35	$—	$1,909

Liabilities at fair value:
Derivative financial instruments	$—	$23	$—	$23

Total liabilities	$—	$23	$—	$23

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

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	amount	Value	amount	Value
	(millions)

Assets:
Cash and cash equivalents	$141	$141	$191	$191
Fiduciary funds — restricted	1,760	1,760	1,683	1,683
Derivative financial instruments	64	64	35	35
Liabilities:
Short-term debt	$110	$110	$209	$211
Long-term debt	2,202	2,555	2,165	2,409
Derivative financial instruments	16	16	23	23

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

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Goodwill is not amortized but is subject to impairment testing annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. As part of the evaluation the estimated future discounted cash flows associated with the underlying reporting unit are compared to the carrying amount of goodwill to determine if a write-down is required. If such an assessment indicates that the discounted future cash flows are not sufficient, the carrying amount is reduced to the estimated fair value.

When a business entity is sold, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it is included.

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2010 and the year ended December 31, 2009 are as follows:

		North
	Global	America	International	Total
	(millions)

Balance at December 31, 2008	$1,046	$1,810	$419	$3,275
Goodwill acquired during 2009	4	1	14	19
Purchase price allocation adjustments	24	(4)	—	20
Goodwill disposed of during 2009	—	(27)	(1)	(28)
Foreign exchange	(9)	—	—	(9)

Balance at December 31, 2009	$1,065	$1,780	$432	$3,277
Other movements(i)	—	(3)	1	(2)
Foreign exchange	(2)	—	2	—

Balance at September 30, 2010	$1,063	$1,777	$435	$3,275

(i)	North America — tax benefit arising on the exercise of fully vested HRH stock options which were issued as part of the acquisition of HRH in 2008.

11.	OTHER INTANGIBLE ASSETS

Other intangible assets are classified into the following categories:

•	‘Customer and Marketing related’ includes:

•	Client Relationships,

•	Client Lists,

•	Non-compete Agreements,

•	Trade Names; and

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.	OTHER INTANGIBLE ASSETS (Continued)

The major classes of amortizable intangible assets are as follows:

	September 30, 2010			December 31, 2009
	Gross carrying	Accumulated		Gross carrying	Accumulated
	amount	amortization	Net carrying amount	amount	amortization	Net carrying amount
	(millions)

Customer and Marketing Related:
Client Relationships	$690	$(187)	$503	$691	$(138)	$553
Client Lists	9	(7)	2	9	(6)	3
Non-compete Agreements	36	(36)	—	36	(23)	13
Trade Names	11	(10)	1	11	(10)	1

Total Customer and Marketing Related	746	(240)	506	747	(177)	570

Contract based, Technology and Other	4	(3)	1	4	(2)	2

Total amortizable intangible assets	$750	$(243)	$507	$751	$(179)	$572

The aggregate amortization of intangible assets for the nine months ended September 30, 2010 was $64 million (2009: $76 million), of which $22 million was recognized in the three months ended September 30, 2010 (2009: $29 million). The total amortizable intangible assets are expected to be amortized over the following periods:

	Remainder of
	2010	2011	2012	2013	2014	Thereafter	Total
			(millions)

Amortization of intangible assets	$17	$67	$60	$53	$46	$264	$507

12.	DEBT

Short-term debt consists of the following:

	September 30,	December 31,
	2010	2009
	(millions)

Current portion of 5-year term loan facility	$110	$110
5.125% senior notes due 2010	—	90
6.000% loan notes due 2010	—	9

	$110	$209

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.	DEBT (Continued)

Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009
	(millions)

5-year term loan facility	$329	$411
Revolving credit facility	95	—
6.000% senior notes due 2012	4	4
5.625% senior notes due 2015	374	350
12.875% senior notes due 2016	500	500
6.200% senior notes due 2017	600	600
7.000% senior notes due 2019	300	300

	$2,202	$2,165

During the nine months ended September 30, 2010, the Company entered into a series of interest rate swaps for a total notional amount of $350 million to receive a fixed rate and pay a variable rate on a semi-annual basis, with a maturity date of July 15, 2015. The Company has designated and accounts for these instruments as fair value hedges against its $350 million 5.625% senior notes due 2015. The fair values of the interest rate swaps are included within other assets or other liabilities and the fair value of the hedged element of the senior notes is included within the principal amount of the debt.

The 5-year term loan facility bears interest at LIBOR plus 2.250% and is repayable at $27 million per quarter, with a final payment of $115 million due in the fourth quarter of 2013. Drawings under the revolving credit facility also bear interest at LIBOR plus 2.250% and the facility expires on October 1, 2013. On August 9, 2010, the Company agreed an additional revolving credit facility for $200 million which bears interest at LIBOR plus 2.275%. As at September 30, 2010 no drawings had been made on this facility. This facility expires on October 1, 2013.

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Nine months ended
	September 30,
	2010	2009
	(millions)

Supplemental disclosures of cash flow information:
Cash payments for income taxes, net of cash received	$80	$87
Cash payments for interest	141	135

Supplemental disclosures of non-cash flow investing and financing activities:
Issue of stock on acquisitions of subsidiaries	$—	$1
Issue of stock on acquisitions of noncontrolling interests	—	10

Acquisitions:
Fair value of assets acquired	$2	$30
Less: Liabilities assumed	—	(56)
Less: Cash acquired	—	(12)

Net assets (liabilities) acquired, net of cash acquired	$2	$(38)

14.	COMPREHENSIVE INCOME

a) The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(millions)

Net income	$65	$81	$367	$373
Other comprehensive income, net of tax:
Foreign currency translation adjustment (net of tax of $nil, $nil, $nil and $nil)	30	11	(5)	16
Pension funding adjustment (net of tax of $(2) million, $(2) million, $(7) million and $(4) million)	7	6	19	12
Net unrealized gain (loss) on derivative instruments (net of tax of $(1) million, $4 million, $(3) million and $(13) million)	1	(8)	8	35

Other comprehensive income (net of tax of $(3) million, $2 million, $(10) million and $(17) million)	38	9	22	63

Comprehensive income	103	90	389	436
Noncontrolling interests	(1)	(2)	(10)	(14)

Comprehensive income attributable to Willis Group Holdings	$102	$88	$379	$422

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.	COMPREHENSIVE INCOME (Continued)

b) The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 30,	December 31,
	2010	2009
	(millions)

Net foreign currency translation adjustment	$(51)	$(46)
Net unrealized holding loss	(2)	(2)
Pension funding adjustment	(535)	(554)
Net unrealized gain on derivative instruments	16	8

Accumulated other comprehensive loss, attributable to Willis Group Holdings	$(572)	$(594)

15.	EQUITY AND NONCONTROLLING INTERESTS

The components of equity and noncontrolling interests are as follows:

	September 30, 2010			September 30, 2009
	Willis			Willis
	Group			Group
	Holdings	Noncontrolling	Total	Holdings	Noncontrolling	Total
	stockholders	interests	equity	stockholders	interests	equity
			(millions)

Balance at beginning of period	$2,180	$49	$2,229	$1,845	$50	$1,895
Comprehensive income:
Net income	357	10	367	359	14	373
Other comprehensive income, net of tax	22	—	22	63	—	63

Comprehensive income	379	10	389	422	14	436
Dividends	(133)	(24)	(157)	(130)	(12)	(142)
Additional paid-in capital	44	—	44	17	—	17
Purchase of subsidiary shares from noncontrolling interests	—	(6)	(6)	—	(11)	(11)
Additional noncontrolling interests	—	—	—	—	4	4
Foreign currency translation	—	(1)	(1)	1	1	2

Balance at end of period	$2,470	$28	$2,498	$2,155	$46	$2,201

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15.	EQUITY AND NONCONTROLLING INTERESTS (Continued)

The effects on equity of changes in Willis Group Holdings ownership interest in its subsidiaries are as follows:

	September 30,	September 30,
	2010	2009
	(millions)

Net income attributable to Willis Group Holdings	$357	$359

Transfers from noncontrolling interest:
Decrease in Willis Group Holdings’ paid-in capital for purchase of noncontrolling interests	(19)	(21)

Net transfers from noncontrolling interest	(19)	(21)

Change from net income attributable to Willis Group Holdings and transfers from noncontrolling interests	$338	$338

16.	SEGMENT INFORMATION

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

The Company evaluates the performance of its operating segments based on organic revenue growth and operating income. For internal reporting and segmental reporting, the following items for which segmental management are not held accountable are excluded from segmental expenses:

i)	costs of the holding company;

ii)	foreign exchange loss from the devaluation of the Venezuelan currency;

iii)	foreign exchange hedging activities, foreign exchange movements on the UK pension plan asset and foreign exchange gains and losses from currency purchases and sales;

iv)	amortization of intangible assets;

v)	gains and losses on the disposal of operations;

vi)	significant legal settlements which are managed centrally;

vii)	integration costs associated with the acquisition of HRH; and

viii)	costs associated with the redomicile of the Company’s parent company from Bermuda to Ireland.

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

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

16.	SEGMENT INFORMATION (Continued)

Selected information regarding the Company’s operating segments is as follows:

	Three months ended September 30, 2010
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
	(millions)

Global	$181	$2	$—	$183	$4	$36	$—

North America	328	4	—	332	5	71	—
International	214	4	—	218	5	21	9

Total Retail	$542	$8	$—	$550	$10	$92	$9

Total Operating Segments	723	10	—	733	14	128	9
Corporate and Other(i)	—	—	—	—	22	(22)	—

Total Consolidated	$723	$10	$—	$733	$36	$106	$9

	Three months ended September 30, 2009
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
	(millions)

Global	$175	$1	$—	$176	$4	$33	$—

North America	320	4	1	325	5	70	—
International	219	5	—	224	6	30	16

Total Retail	$539	$9	$1	$549	$11	$100	$16

Total Operating Segments	714	10	1	725	15	133	16
Corporate and Other(i)	—	—	—	—	29	(51)	—

Total Consolidated	$714	$10	$1	$725	$44	$82	$16

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

16.	SEGMENT INFORMATION (Continued)

	Nine months ended September 30, 2010
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
	(millions)

Global	$698	$5	$—	$703	$13	$243	$—

North America	1,015	13	—	1,028	17	232	—
International	762	11	—	773	15	183	27

Total Retail	$1,777	$24	$—	$1,801	$32	$415	$27

Total Operating Segments	2,475	29	—	2,504	45	658	27
Corporate and Other(i)	—	—	—	—	64	(82)	—

Total Consolidated	$2,475	$29	$—	$2,504	$109	$576	$27

	Nine months ended September 30, 2009
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
	(millions)

Global	$657	$6	$—	$663	$10	$234	$—

North America	1,023	12	3	1,038	16	239	—
International	721	17	—	738	17	181	42

Total Retail	$1,744	$29	$3	$1,776	$33	$420	$42

Total Operating Segments	2,401	35	3	2,439	43	654	42
Corporate and Other(i)	—	—	—	—	76	(133)	—

Total Consolidated	$2,401	$35	$3	$2,439	$119	$521	$42

(i)	Corporate and Other includes the following:

	Three months ended		Nine Months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(millions)		(millions)

Amortization of intangible assets	$(22)	$(29)	$(64)	$(76)
Net gain (loss) on disposal of operations	—	1	(2)	1
Foreign exchange hedging	(2)	(11)	(8)	(34)
Foreign exchange on the UK pension plan asset	(4)	2	2	(5)
HRH integration costs	—	(8)	—	(12)
Venezuelan currency devaluation	—	—	(12)	—
Release of previously established legal reserve	7	—	7	—
Other	(1)	(6)	(5)	(7)

	$(22)	$(51)	$(82)	$(133)

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

16.	SEGMENT INFORMATION (Continued)

The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income from continuing operations before income taxes and interest in earnings of associates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(millions)

Total consolidated operating income	$106	$82	$576	$521
Interest expense	(40)	(47)	(124)	(128)

Income from continuing operations before income taxes and interest in earnings of associates	$66	$35	$452	$393

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

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

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$723	$—	$723
Investment income	—	2	1	9	(2)	10
Other income	—	—	—	—	—	—

Total revenues	—	2	1	732	(2)	733

EXPENSES
Salaries and benefits	—	—	—	(463)	1	(462)
Other operating expenses	(227)	19	(20)	81	18	(129)
Depreciation expense	—	—	(3)	(11)	—	(14)
Amortization of intangible assets	—	—	—	(22)	—	(22)
Loss on disposal	(347)	—	—	(2,088)	2,435	—

Total expenses	(574)	19	(23)	(2,503)	2,454	(627)

OPERATING (LOSS) INCOME	(574)	21	(22)	(1,771)	2,452	106
Investment income from Group undertakings	—	113	58	52	(223)	—
Interest expense	—	(109)	(51)	(63)	183	(40)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN LOSS EARNINGS OF ASSOCIATES	(574)	25	(15)	(1,782)	2,412	66
Income taxes	—	13	11	(4)	(30)	(10)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN LOSS EARNINGS OF ASSOCIATES	(574)	38	(4)	(1,786)	2,382	56
Interest in earnings of associates, net of tax	—	—	—	8	1	9

(LOSS) INCOME FROM CONTINUING OPERATIONS	(574)	38	(4)	(1,778)	2,383	65
Discontinued operations, net of tax	—	—	—	—	—	—

NET (LOSS) INCOME	(574)	38	(4)	(1,778)	2,383	65

Less: Net income attributable to noncontrolling interests	—	—	—	1	(2)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	638	56	26	—	(720)	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$64	$94	$22	$(1,777)	$1,661	$64

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2009
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$714	$—	$714
Investment income	—	—	(1)	11	—	10
Other income	—	—	—	1	—	1

Total revenues	—	—	(1)	726	—	725

EXPENSES
Salaries and benefits	—	—	—	(450)	1	(449)
Other operating expenses	(2)	(20)	(91)	(53)	15	(151)
Depreciation expense	—	—	(1)	(14)	—	(15)
Amortization of intangible assets	—	—	—	(29)	—	(29)
Net gain on disposal of operations	—	—	—	1	—	1

Total expenses	(2)	(20)	(92)	(545)	16	(643)

OPERATING (LOSS) INCOME	(2)	(20)	(93)	181	16	82
Investment income from Group undertakings	24	97	117	(18)	(220)	—
Interest expense	—	(108)	(48)	(91)	200	(47)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	22	(31)	(24)	72	(4)	35
Income taxes	—	10	20	10	(11)	29

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	22	(21)	(4)	82	(15)	64
Interest in earnings of associates, net of tax	—	—	—	16	—	16

INCOME (LOSS) FROM CONTINUING OPERATIONS	22	(21)	(4)	98	(15)	80
Discontinued operations, net of tax	—	—	—	1	—	1

NET INCOME (LOSS)	22	(21)	(4)	99	(15)	81
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	57	122	(72)	—	(107)	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$79	$101	$(76)	$99	$(124)	$79

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$2,475	$—	$2,475
Investment income	—	7	2	27	(7)	29
Other income	—	—	—	—	—	—

Total revenues	—	7	2	2,502	(7)	2,504

EXPENSES
Salaries and benefits	—	—	—	(1,420)	16	(1,404)
Other operating expenses	338	(7)	(79)	(649)	(16)	(413)
Depreciation expense	—	—	(7)	(38)	—	(45)
Amortization of intangible assets	—	—	—	(64)	—	(64)
(Loss) gain on disposal	(347)	—	—	347	(2)	(2)

Total expenses	(9)	(7)	(86)	(1,824)	(2)	(1,928)

OPERATING (LOSS) INCOME	(9)	—	(84)	678	(9)	576
Investment income from Group undertakings	—	664	231	540	(1,435)	—
Interest expense	—	(320)	(131)	(274)	601	(124)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	344	16	944	(843)	452
Income taxes	—	9	20	(123)	(18)	(112)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	353	36	821	(861)	340
Interest in earnings of associates, net of tax	—	—	—	22	5	27

(LOSS) INCOME FROM CONTINUING OPERATIONS	(9)	353	36	843	(856)	367
Discontinued operations, net of tax	—	—	—	—	—	—

NET (LOSS) INCOME	(9)	353	36	843	(856)	367

Less: Net income attributable to noncontrolling interests	—	—	—	(2)	(8)	(10)
EQUITY ACCOUNT FOR SUBSIDIARIES	366	9	(4)	—	(371)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$357	$362	$32	$841	$(1,235)	$357

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2009
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$2,401	$—	$2,401
Investment income	—	—	3	32	—	35
Other income	—	—	—	3	—	3

Total revenues	—	—	3	2,436	—	2,439

EXPENSES
Salaries and benefits	—	—	—	(1,378)	6	(1,372)
Other operating expenses	(2)	49	(48)	(439)	12	(428)
Depreciation expense	—	—	(5)	(38)	—	(43)
Amortization of intangible assets	—	—	—	(76)	—	(76)
Net gain on disposal of operations	—	—	—	1	—	1

Total expenses	(2)	49	(53)	(1,930)	18	(1,918)

OPERATING (LOSS) INCOME	(2)	49	(50)	506	18	521
Investment income from Group undertakings	69	290	255	163	(777)	—
Interest expense	—	(307)	(132)	(302)	613	(128)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	67	32	73	367	(146)	393
Income taxes	—	(8)	17	(69)	(4)	(64)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	67	24	90	298	(150)	329
Interest in earnings of associates, net of tax	—	—	—	42	—	42

INCOME FROM CONTINUING OPERATIONS	67	24	90	340	(150)	371
Discontinued operations, net of tax	—	—	—	2	—	2

NET INCOME	67	24	90	342	(150)	373
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(11)	(14)
EQUITY ACCOUNT FOR SUBSIDIARIES	292	251	(38)	—	(505)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$359	$275	$52	$339	$(666)	$359

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at September 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

ASSETS
Cash and cash equivalents	$—	$—	$74	$67	$—	$141
Fiduciary funds — restricted	—	—	—	1,760	—	1,760
Accounts receivable	3,718	5,880	4,180	5,189	(10,335)	8,632
Fixed assets	—	—	48	309	(1)	356
Goodwill	—	—	—	1,711	1,564	3,275
Other intangible assets	—	—	—	477	30	507
Investments in associates	—	—	—	(45)	214	169
Deferred tax assets	—	—	—	59	(6)	53
Pension benefits asset	—	—	—	144	—	144
Other assets	19	316	57	933	(610)	715
Investments in subsidiaries	(1,204)	3,763	1,331	3,856	(7,746)	—

TOTAL ASSETS	$2,533	$9,959	$5,690	$14,460	$(16,890)	$15,752

LIABILITIES AND EQUITY
Accounts payable	$18	$10,665	$3,128	$6,391	$(10,439)	$9,763
Deferred revenue and accrued expenses	—	—	—	265	(20)	245
Deferred tax liabilities	—	6	8	4	(6)	12
Income taxes payable	—	136	—	135	(208)	63
Short-term debt	—	—	110	—	—	110
Long-term debt	—	500	1,698	4	—	2,202
Liability for pension benefits	—	—	—	155	—	155
Other liabilities	45	29	11	662	(43)	704

Total liabilities	63	11,336	4,955	7,616	(10,716)	13,254

Total Willis Group Holdings stockholders’ equity	2,470	(1,377)	735	6,842	(6,200)	2,470
Noncontrolling interests	—	—	—	2	26	28

Total equity	2,470	(1,377)	735	6,844	(6,174)	2,498

TOTAL LIABILITIES AND EQUITY	$2,533	$9,959	$5,690	$14,460	$(16,890)	$15,752

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2009
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

ASSETS
Cash and cash equivalents	$—	$—	$104	$87	$—	$191
Fiduciary funds — restricted	—	—	—	1,683	—	1,683
Accounts receivable	—	4,428	4,185	9,294	(9,269)	8,638
Fixed assets	—	—	35	317	—	352
Goodwill	—	—	—	1,722	1,555	3,277
Other intangible assets	—	—	—	542	30	572
Investments in associates	—	—	—	76	80	156
Deferred tax assets	—	—	—	97	(15)	82
Pension benefits asset	—	—	—	69	—	69
Other assets	—	99	35	909	(440)	603
Investments in subsidiaries	2,180	3,693	1,132	3,867	(10,872)	—

TOTAL ASSETS	$2,180	$8,220	$5,491	$18,663	$(18,931)	$15,623

LIABILITIES AND EQUITY
Accounts payable	$—	$6,887	$3,169	$9,042	$(9,412)	$9,686
Deferred revenue and accrued expenses	—	—	—	324	(23)	301
Deferred tax liabilities	—	—	15	29	(15)	29
Income taxes payable	—	86	—	205	(245)	46
Short-term debt	—	—	200	9	—	209
Long-term debt	—	500	1,661	4	—	2,165
Liability for pension benefits	—	—	—	187	—	187
Other liabilities	—	—	40	715	16	771

Total liabilities	—	7,473	5,085	10,515	(9,679)	13,394

Total Willis Group Holdings stockholders’ equity	2,180	747	406	8,144	(9,297)	2,180
Noncontrolling interests	—	—	—	4	45	49

Total equity	2,180	747	406	8,148	(9,252)	2,229

TOTAL LIABILITIES AND EQUITY	$2,180	$8,220	$5,491	$18,663	$(18,931)	$15,623

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(9)	$341	$15	$734	$(821)	$260

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	6	—	6
Additions to fixed assets	—	—	(20)	(39)	—	(59)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(20)	—	(20)
Investment in Trident V Parallel Fund, LP (Note 7)	—	—	—	(2)	—	(2)
Acquisitions of investments in associates	—	—	—	(1)	—	(1)

Net cash used in investing activities	—	—	(20)	(56)	—	(76)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	95	—	—	95
Repayments of debt	—	—	(171)	(10)	—	(181)
Proceeds from issue of shares	26	—	—	—	—	26
Amounts owed by and to Group undertakings	71	(209)	51	87	—	—
Dividends paid	(88)	(132)	—	(733)	821	(132)
Acquisition of noncontrolling interests	—	—	—	(10)	—	(10)
Dividends paid to noncontrolling interests	—	—	—	(24)	—	(24)

Net cash provided by (used in) financing activities	9	(341)	(25)	(690)	821	(226)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(30)	(12)	—	(42)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	104	87	—	191

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$74	$67	$—	$141

Cash and cash equivalents reported as discontinued operations	$—	$—	$—	$—	$—	$—

Cash and cash equivalents reported as continuing operations	$—	$—	$74	$67	$—	$141

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2009
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$70	$13	$193	$55	$(45)	$286

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	12	—	12
Additions to fixed assets	—	—	(13)	(61)	—	(74)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	1	—	1
Investments in associates	—	—	—	(43)	—	(43)
Proceeds from sale of operations, net of cash disposed	—	—	—	42	—	42
Proceeds on disposal of short-term investments	—	—	—	20	—	20

Net cash used in investing activities	—	—	(13)	(29)	—	(42)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	65	—	—	65
Proceeds from issue of short-term debt, net of debt issuance costs	—	—	—	1	—	1
Repayments of debt	—	—	(750)	—	—	(750)
Repurchase of 2010 Senior Notes	—	—	(160)	—	—	(160)
Senior notes issued, net of debt issuance costs	—	482	296	—	—	778
Proceeds from issue of shares	15	—	—	—	—	15
Amounts owed by and to Group undertakings	57	(495)	478	(40)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	(3)	—	(3)
Dividends paid	(130)	—	—	(45)	45	(130)
Acquisition of noncontrolling interests	(12)	—	—	(19)	—	(31)
Dividends paid to noncontrolling interests	—	—	—	(12)	—	(12)

Net cash used in financing activities	(70)	(13)	(71)	(118)	45	(227)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	109	(92)	—	17
Effect of exchange rate changes on cash and cash equivalents	—	—	—	10	—	10
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	176	—	176

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$109	$94	$—	$203

Cash and cash equivalents reported as discontinued operations	$—	$—	$—	$—	$—	$—

Cash and cash equivalents reported as continuing operations	$—	$—	$109	$94	$—	$203

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

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

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$723	$—	$723
Investment income	—	2	—	10	(2)	10
Other income	—	—	—	—	—	—

Total revenues	—	2	—	733	(2)	733

EXPENSES
Salaries and benefits	—	—	—	(463)	1	(462)
Other operating expenses	(227)	(12)	(12)	104	18	(129)
Depreciation expense	—	—	—	(14)	—	(14)
Amortization of intangible assets	—	—	—	(22)	—	(22)
Net loss on disposal	(347)	—	—	(2,088)	2,435	—

Total expenses	(574)	(12)	(12)	(2,483)	2,454	(627)

OPERATING (LOSS) INCOME	(574)	(10)	(12)	(1,750)	2,452	106
Investment income from Group undertakings	—	34	57	132	(223)	—
Interest expense	—	(45)	(25)	(153)	183	(40)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN LOSS EARNINGS OF ASSOCIATES	(574)	(21)	20	(1,771)	2,412	66
Income taxes	—	28	(7)	(1)	(30)	(10)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN LOSS EARNINGS OF ASSOCIATES	(574)	7	13	(1,772)	2,382	56
Interest in earnings of associates, net of tax	—	—	—	8	1	9

(LOSS) INCOME FROM CONTINUING OPERATIONS	(574)	7	13	(1,764)	2,383	65
Discontinued operations, net of tax	—	—	—	—	—	—

NET (LOSS) INCOME	(574)	7	13	(1,764)	2,383	65

Less: Net income attributable to noncontrolling interests	—	—	—	1	(2)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	638	87	55	—	(780)	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$64	$94	$68	$(1,764)	$1,603	$64

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2009
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$714	$—	$714
Investment income	—	—	—	10	—	10
Other income	—	—	—	1	—	1

Total revenues	—	—	—	725	—	725

EXPENSES
Salaries and benefits	—	—	—	(450)	1	(449)
Other operating expenses	(2)	(1)	6	(169)	15	(151)
Depreciation expense	—	—	—	(15)	—	(15)
Amortization of intangible assets	—	—	—	(29)	—	(29)
Net gain on disposal of operations	—	—	—	1	—	1

Total expenses	(2)	(1)	6	(662)	16	(643)

OPERATING (LOSS) INCOME	(2)	(1)	6	63	16	82
Investment income from Group undertakings	24	8	57	131	(220)	—
Interest expense	—	(41)	(26)	(180)	200	(47)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	22	(34)	37	14	(4)	35
Income taxes	—	8	(9)	41	(11)	29

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	22	(26)	28	55	(15)	64
Interest in earnings of associates, net of tax	—	—	—	16	—	16

INCOME (LOSS) FROM CONTINUING OPERATIONS	22	(26)	28	71	(15)	80
Discontinued operations, net of tax	—	—	—	1	—	1

NET INCOME (LOSS)	22	(26)	28	72	(15)	81
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	57	154	128	—	(339)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$79	$128	$156	$72	$(356)	$79

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
			(millions)

REVENUES
Commissions and fees	$—	$—	$—	$2,475	$—	$2,475
Investment income	—	7	—	29	(7)	29
Other income	—	—	—	—	—	—

Total revenues	—	7	—	2,504	(7)	2,504

EXPENSES
Salaries and benefits	—	—	—	(1,420)	16	(1,404)
Other operating expenses	338	3	7	(745)	(16)	(413)
Depreciation expense	—	—	—	(45)	—	(45)
Amortization of intangible assets	—	—	—	(64)	—	(64)
Net (loss) gain on disposal	(347)	—	—	347	(2)	(2)

Total expenses	(9)	3	7	(1,927)	(2)	(1,928)

OPERATING (LOSS) INCOME	(9)	10	7	577	(9)	576
Investment income from Group undertakings	—	226	168	1,041	(1,435)	—
Interest expense	—	(128)	(74)	(523)	601	(124)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	108	101	1,095	(843)	452
Income taxes	—	27	(29)	(92)	(18)	(112)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	135	72	1,003	(861)	340
Interest in earnings of associates, net of tax	—	—	—	22	5	27

(LOSS) INCOME FROM CONTINUING OPERATIONS	(9)	135	72	1,025	(856)	367
Discontinued operations, net of tax	—	—	—	—	—	—

NET (LOSS) INCOME	(9)	135	72	1,025	(856)	367
Less: Net income from noncontrolling interests	—	—	—	(2)	(8)	(10)
EQUITY ACCOUNT FOR SUBSIDIARIES	366	227	264	—	(857)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$357	$362	$336	$1,023	$(1,721)	$357

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2009
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$2,401	$—	$2,401
Investment income	—	—	—	35	—	35
Other income	—	—	—	3	—	3

Total revenues	—	—	—	2,439	—	2,439

EXPENSES
Salaries and benefits	—	—	—	(1,378)	6	(1,372)
Other operating expenses	(2)	1	(14)	(425)	12	(428)
Depreciation expense	—	—	—	(43)	—	(43)
Amortization of intangible assets	—	—	—	(76)	—	(76)
Net gain on disposal of operations	—	—	—	1	—	1

Total expenses	(2)	1	(14)	(1,921)	18	(1,918)

OPERATING (LOSS) INCOME	(2)	1	(14)	518	18	521
Investment income from Group undertakings	69	24	157	527	(777)	—
Interest expense	—	(122)	(65)	(554)	613	(128)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	67	(97)	78	491	(146)	393
Income taxes	—	28	(23)	(65)	(4)	(64)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	67	(69)	55	426	(150)	329
Interest in earnings of associates, net of tax	—	—	—	42	—	42

INCOME (LOSS) FROM CONTINUING OPERATIONS	67	(69)	55	468	(150)	371
Discontinued operations, net of tax	—	—	—	2	—	2

NET INCOME (LOSS)	67	(69)	55	470	(150)	373
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(11)	(14)
EQUITY ACCOUNT FOR SUBSIDIARIES	292	343	289	—	(924)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS LIMITED	$359	$274	$344	$467	$(1,085)	$359

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at September 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

ASSETS
Cash and cash equivalents	$—	$—	$—	$141	$—	$141
Fiduciary funds — restricted	—	—	—	1,760	—	1,760
Accounts receivable	3,718	2,004	2,609	10,636	(10,335)	8,632
Fixed assets	—	—	—	357	(1)	356
Goodwill	—	—	—	1,711	1,564	3,275
Other intangible assets	—	—	—	477	30	507
Investments in associates	—	—	—	(45)	214	169
Deferred tax assets	—	—	—	59	(6)	53
Pension benefits asset	—	—	—	144	—	144
Other assets	19	182	15	1,109	(610)	715
Investments in subsidiaries	(1,204)	3,341	2,510	2,881	(7,528)	—

TOTAL ASSETS	$2,533	$5,527	$5,134	$19,230	$(16,672)	$15,752

LIABILITIES AND EQUITY
Accounts payable	$18	$6,904	$1,306	$11,974	$(10,439)	$9,763
Deferred revenue and accrued expenses	—	—	—	265	(20)	245
Deferred tax liabilities	—	—	—	18	(6)	12
Income taxes payable	—	—	60	211	(208)	63
Short-term debt	—	—	—	110	—	110
Long-term debt	—	—	500	1,702	—	2,202
Liability for pension benefits	—	—	—	155	—	155
Other liabilities	45	—	—	702	(43)	704

Total liabilities	63	6,904	1,866	15,137	(10,716)	13,254

Total Willis Group Holdings stockholders’ equity	2,470	(1,377)	3,268	4,091	(5,982)	2,470
Noncontrolling interests	—	—	—	2	26	28

Total equity	2,470	(1,377)	3,268	4,093	(5,956)	2,498

TOTAL LIABILITIES AND EQUITY	$2,533	$5,527	$5,134	$19,230	$(16,672)	$15,752

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2009
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

ASSETS
Cash and cash equivalents	$—	$—	$—	$191	$—	$191
Fiduciary funds — restricted	—	—	—	1,683	—	1,683
Accounts receivable	—	698	2,489	14,720	(9,269)	8,638
Fixed assets	—	—	—	352	—	352
Goodwill	—	—	—	1,722	1,555	3,277
Other intangible assets	—	—	—	542	30	572
Investments in associates	—	—	—	76	80	156
Deferred tax assets	—	—	—	97	(15)	82
Pension benefits asset	—	—	—	69	—	69
Other assets	—	37	17	989	(440)	603
Equity accounted subsidiaries	2,180	3,051	2,366	2,882	(10,479)	—

TOTAL ASSETS	$2,180	$3,786	$4,872	$23,323	$(18,538)	$15,623

LIABILITIES AND EQUITY
Accounts payable	$—	$3,040	$1,289	$14,769	$(9,412)	$9,686
Deferred revenue and accrued expenses	—	—	—	324	(23)	301
Deferred tax liabilities	—	—	—	44	(15)	29
Income taxes payable	—	1	32	258	(245)	46
Short-term debt	—	—	—	209	—	209
Long-term debt	—	—	500	1,665	—	2,165
Liability for pension benefits	—	—	—	187	—	187
Other liabilities	—	—	—	755	16	771

Total liabilities	—	3,041	1,821	18,211	(9,679)	13,394

Total Willis Group Holdings stockholders’ equity	2,180	745	3,051	5,108	(8,904)	2,180
Noncontrolling interests	—	—	—	4	45	49

Total equity	2,180	745	3,051	5,112	(8,859)	2,229

TOTAL LIABILITIES AND EQUITY	$2,180	$3,786	$4,872	$23,323	$(18,538)	$15,623

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(9)	$109	$102	$879	$(821)	$260

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	6	—	6
Additions to fixed assets	—	—	—	(59)	—	(59)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(20)	—	(20)
Investment in Trident V Parallel Fund, LP (Note 7)	—	—	—	(2)	—	(2)
Acquisitions of investments in associates	—	—	—	(1)	—	(1)

Net cash used in investing activities	—	—	—	(76)	—	(76)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	95	—	95
Repayments of debt	—	—	—	(181)	—	(181)
Proceeds from issue of shares	26	—	—	—	—	26
Amounts owed by and to Group undertakings	71	23	(102)	8	—	—
Dividends paid	(88)	(132)	—	(733)	821	(132)
Acquisition of noncontrolling interests	—	—	—	(10)	—	(10)
Dividends paid to noncontrolling interests	—	—	—	(24)	—	(24)

Net cash provided by (used in) financing activities	9	(109)	(102)	(845)	821	(226)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	—	(42)	—	(42)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	191	—	191

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$141	$—	$141

Cash and cash equivalents reported as discontinued operations	$—	$—	$—	$—	$—	$—

Cash and cash equivalents reported as continuing operations	$—	$—	$—	$141	$—	$141

WILLIS GROUP HOLDINGS PUBLIC LIMITED COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2009
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$70	$(97)	$64	$294	$(45)	$286

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	12	—	12
Additions to fixed assets	—	—	—	(74)	—	(74)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	1	—	1
Investments in associates	—	—	—	(43)	—	(43)
Proceeds from sale of operations, net of cash disposed	—	—	—	42	—	42
Proceeds on disposal of short-term investments	—	—	—	20	—	20

Net cash used in investing activities	—	—	—	(42)	—	(42)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	65	—	65
Proceeds from issue of short-term debt, net of debt issuance costs	—	—	—	1	—	1
Repayments of debt	—	—	—	(750)	—	(750)
Repurchase of 2010 Senior Notes	—	—	—	(160)	—	(160)
Senior notes issued, net of debt issuance costs	—	—	482	296	—	778
Proceeds from issue of shares	15	—	—	—	—	15
Amounts owed by and to Group undertakings	57	97	(546)	392	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	(3)	—	(3)
Dividends paid	(130)	—	—	(45)	45	(130)
Acquisition of noncontrolling interests	(12)	—	—	(19)	—	(31)
Dividends paid to noncontrolling interests	—	—	—	(12)	—	(12)

Net cash (used in) provided by financing activities	(70)	97	(64)	(235)	45	(227)

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—	17	—	17
Effect of exchange rate changes on cash and cash equivalents	—	—	—	10	—	10
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—	176	—	176

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$203	$—	$203

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes references to non-GAAP financial measures as defined in Regulation G of the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic revenue growth and organic growth in commissions and fees exclude the impact of acquisitions and disposals, period over period movements in foreign exchange, legacy contingent commissions assumed as part of the HRH acquisition, and investment and other income from growth in revenues and commissions and fees. We believe organic revenue growth and organic growth in commissions and fees provide measures that the investment community may find helpful in assessing the performance of operations that were part of our operations in both the current and prior periods, and provide a measure against which our businesses may be assessed in the future. These financial measures should be viewed in addition to, not in lieu of, the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010.

This discussion includes forward-looking statements, including under the headings ‘Business Overview and Market Outlook’, ‘Executive Summary’, ‘Operating Results — Group’, ‘Operating Results — Segments’ and ‘Liquidity and Capital Resources.’ Please see ‘Information Concerning Forward-Looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in the forward-looking statements.

BUSINESS OVERVIEW AND MARKET OUTLOOK

We provide a broad range of insurance broking, risk management and consulting services to our clients worldwide. Our core specialty businesses include Aerospace; Energy; Marine; Construction; Financial and Executive Risks; Fine Art, Jewelry and Specie; Special Contingency Risks; and Reinsurance. Our retail operations provide services to small, medium and major corporations and the employee benefits practice, our largest product-based practice group, provides health, welfare and human resources consulting and brokerage services. Our Willis Capital Markets & Advisory division (‘WCMA’) acts as a financial advisor on mergers and acquisitions and capital markets products, primarily focusing on the insurance and reinsurance sector and may place or underwrite securities. WCMA also acts as agent for secondary market trades of insurance linked securities.

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

The difficult market conditions have continued through third quarter 2010 and, in the absence of any major loss activity, we see little near-term sign of change.

Our main priorities for 2010 and into early 2011 continue to be:

•	reinforcement of our sales and revenue culture to drive growth;

•	execution of our ongoing Shaping Our Future initiatives, creating incremental savings to fund growth and leveraging growth opportunities from our global footprint;

•	disciplined expense management; and

•	further strengthening of the balance sheet and reduction in our debt to EBITDA (earnings before interest, tax, and depreciation and amortization) ratio.

EXECUTIVE SUMMARY

Overview

Total revenue growth was 1 percent in third quarter 2010 and 3 percent in the nine months to September 30, 2010. Despite the continued difficult trading conditions, we had 4 percent organic commissions and fees growth in both third quarter and the first nine months of 2010. This reflected organic growth in all business units for the third quarter: 6 percent for International, 4 percent for Global and 2 percent for our North America operations. Third quarter growth was driven by new business generation of 13 percent combined with steady client retention rates. In the first nine months of 2010, we also recorded organic growth for all business units: Global and International both achieved 6 percent organic growth and North America 1 percent organic growth compared with same period 2009.

Operating margin for third quarter 2010 was 14 percent compared with 11 percent for third quarter 2009, and for the first nine months of 2010 operating margin increased to 23 percent, compared with 21 percent in the same period of 2009. This year on year improvement in both the quarter and nine months to September 30, 2010 included the benefit of organic growth in commissions and fees, favorable foreign currency movements, and continuing disciplined management of costs, partly offset by higher incentive compensation and other initiatives to support current and future growth.

Results from continuing operations for third quarter 2010

Net income from continuing operations in third quarter 2010 was $64 million, or $0.37 per diluted share, compared with $78 million, or $0.46 per diluted share, in third quarter 2009.

Total revenues from continuing operations at $733 million for third quarter 2010 were $8 million, or 1 percent, higher than in third quarter 2009, reflecting organic revenue growth of 4 percent, offset by a 3 percent adverse impact from foreign currency translation.

Organic revenue growth of 4 percent was driven by 6 percent net new business growth (which constitutes the revenue growth from business won over the course of the quarter, net of the revenue from existing business lost) offset by a 2 percent negative impact from declining premium rates and other market factors.

Operating margin at 14 percent was 3 percentage points higher than third quarter 2009, as the benefits of:

•	4 percent organic growth in commissions and fees;

•	a favorable period over period impact from foreign currency translation of about 1 percentage point as the adverse impact of foreign currency on our revenues was more than offset by a favorable impact on our expense base and lower hedging losses when compared with 2009;

•	a $7 million reduction in amortization of intangible assets, equivalent to about 1 percentage point;

•	the release of a previously established $7 million legal reserve, equivalent to about 1 percentage point; and

•	rigorous expense management;

were partly offset by:

•	increased incentive expenses due to a higher accrual for incentive compensation partly reflecting improved performance across many regions, together with a $6 million increase in the amortization of cash retention awards; and

•	investment in growth initiatives to support current and future growth.

Income tax expense for the third quarter 2010 was $10 million compared with a net tax credit of $29 million in 2009. Both years benefited from a release of provisions for uncertain tax positions and 2009 additionally benefited from a $27 million tax credit following a change to UK tax law. Excluding the benefit of these items, the effective tax rate in both third quarter 2010 and 2009 was approximately 26 percent.

Earnings from associates were $9 million compared with $16 million in 2009 with the decrease primarily reflecting our reduced ownership of Gras Savoye.

Results from continuing operations for the nine months ended September 30, 2010

Net income from continuing operations for the first nine months of 2010 was $357 million, or $2.09 per diluted share, compared with $357 million, or $2.13 per diluted share, in same period 2009.

Total revenues at $2,504 million for the first nine months of 2010 were $65 million, or 3 percent, higher than in 2009, as organic revenue growth of 4 percent, driven predominately by our Global and International operations, and a 1 percent benefit from acquisitions and disposals were partly offset by a $9 million reduction in investment and other income and a 2 percent decrease attributable to contingent commissions assumed as part of the HRH acquisition.

Operating margin at 23 percent in the first nine months of 2010 was 2 percentage points higher than in 2009 as the benefits of:

•	4 percent organic growth in commissions and fees;

•	a favorable period over period impact from foreign currency translation of about 1 percentage point, excluding the impact from the devaluation of the Venezuelan currency;

•	a reduction in amortization of intangible assets of $12 million, reflecting: the period over period benefit of $7 million from the third quarter 2009 accelerated amortization of the HRH brand name; and the declining charge relating to the HRH customer relationship intangible which is being amortized in line with the underlying discounted cash flows; and

•	the release of a previously established $7 million legal reserve;

were partly offset by:

•	a $37 million increase in incentive expenses including: a $22 million increase in the amortization of cash retention awards; and a $15 million increase in the accrual for incentive compensation reflecting improved performance across many regions;

•	a $15 million reduction in legacy contingent commissions assumed on the acquisition of HRH;

•	a charge of $12 million relating to the devaluation of the Venezuelan currency in January 2010;

•	investment in initiatives to support current and future growth;

•	an $8 million increase in share-based compensation charge, primarily due to the non-recurrence of a $5 million credit in first quarter 2009; and

•	a $6 million reduction in investment income driven by lower average interest rates, particularly on Euro denominated deposits, in the first nine months of 2010 compared with 2009.

Venezuela currency devaluation

With effect from January 1, 2010 the Venezuelan economy was designated as hyper-inflationary. The

Venezuelan government also devalued the Bolivar Fuerte in January 2010. As a result of these actions, we recorded a $12 million charge in other expenses in the first nine months of 2010 to reflect the re-measurement of our net assets denominated in Venezuelan Bolivar Fuerte at January 1, 2010.

Shaping Our Future and Funding for Growth

Our Shaping Our Future and Funding for Growth strategies are a series of initiatives designed to deliver profitable growth. These initiatives focus on three key areas:

•	an organic growth program designed to drive revenue growth. This program includes achieving retention and new business metrics across our businesses; increasing the productivity and effectiveness of our revenue-generating employees and recruiting the best talent in the industry; and continued development in key markets and potential growth areas such as China, Brazil, Employee Benefits, Facultative and WCMA;

•	Shaping Our Future which is driving our efficiency and profitability and includes longer term initiatives designed to enhance our infrastructure and processes, and make optimal use of our locations, including our support centers such as the offshore center in Mumbai; and

•	Funding for Growth: In 2010, we have identified performance management and corporate savings that, as we execute on, will enable us to fund investments in areas such as technology and new key hires.

Acquisitions

During the first nine months of 2010, we acquired:

•	an additional 39 percent of our Chinese operations at a total cost of approximately $17 million, bringing our ownership to 90 percent as at September 30, 2010; and

•	an additional 15 percent of our Colombian operations at a total cost of approximately $7 million, bringing our ownership to 80 percent as at September 30, 2010.

Discontinued operations

No operations were discontinued during the first nine months of 2010.

Net income in the first nine months of 2009 included $2 million, of which $1 million was recognized in third quarter, from our previously owned Bliss & Glennon and Managing Agency Group US-based wholesale insurance operations, both of which were disposed of during 2009.

Cash and financing

Cash at September 30, 2010 was $141 million, $50 million lower than at December 31, 2009.

Total cash generated from operating activities in the first nine months of 2010 was $260 million compared with $286 million in the same period 2009.

Net cash generated from operating activities in the first nine months of 2010 of $260 million, a net drawdown of $95 million on our revolving credit facility and $50 million of cash on hand at December 31, 2009, were used to fund: repayments of debt of $181 million; dividend payments of $132 million; fixed asset additions of $59 million; earn outs relating to prior period acquisitions of $20 million; and a net $13 million outflow from other smaller cash flows including the impact of foreign currency translation.

In August 2010, we entered into a new revolving credit facility agreement under which a further $200 million is available, in addition to the remaining availability under our previously existing $300 million revolving credit facility.

At September 30, 2010, we have $nil outstanding under this $200 million facility and $95 million outstanding under our pre-existing $300 million facility.

Total debt, total equity and the capitalization ratio at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
	(millions, except
	percentages)

Long-term debt	$2,202	$2,165
Short-term debt	110	209
Total debt	$2,312	$2,374
Total equity	$2,496	$2,229

Capitalization ratio	48%	52%

Liquidity

Our principal sources of liquidity are cash from operations, cash and cash equivalents of

$141 million at September 30, 2010 and $405 million remaining availability under our revolving credit facilities.

Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for at least the next 12 months.

OPERATING RESULTS — GROUP

Revenues

					Change attributable to:
				Foreign	Acquisitions		Organic
			%	currency	and	Contingent	revenue
Three Months Ended September 30,	2010	2009	Change	translation	disposals	Commissions(b)	growth(a)
	(millions)

Global	$181	$175	3%	(2)%	1%	—%	4%
North America	328	320	2%	—%	—%	—%	2%
International	214	219	(2)%	(7)%	(1)%	—%	6%

Commissions and fees	$723	$714	1%	(3)%	—%	—%	4%

Investment income	10	10	—%
Other income	—	1	(100)%

Total revenues	$733	$725	1%

					Change attributable to:
				Foreign	Acquisitions		Organic
			%	currency	and	Contingent	revenue
Nine Months Ended September 30,	2010	2009	Change	translation	disposals	Commissions(b)	growth(a)
	(millions)

Global	$698	$657	6%	—%	—%	—%	6%
North America	1,015	1,023	(1)%	—%	—%	(2)%	1%
International	762	721	6%	(1)%	1%	—%	6%

Commissions and fees	$2,475	$2,401	3%	—%	1%	(2)%	4%

Investment income	29	35	(17)%
Other income	—	3	(100)%

Total revenues	$2,504	$2,439	3%

(a)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; (iv) in North America, legacy contingent commissions assumed as part of the HRH acquisition and that had not been converted into higher standard commission; and (v) investment income and other income from reported revenues.

(b)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $1 million in the third quarter 2010 and $11 million in the first nine months of 2010 compared with $2 million and $26 million in the third quarter and first nine months of 2009, respectively.

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Third quarter 2010

Revenues for the third quarter 2010, at $733 million, were $8 million, or 1 percent, higher than 2009. The increase reflects 4 percent organic growth in commissions and fees, partly offset by a negative 3 percent impact from foreign currency translation.

Investment income in third quarter 2010 was in line with 2009. The ongoing impact on investment income of low rates across the globe continues to be partially mitigated by our forward hedging program, from which we expect to generate additional income in the remainder of 2010 compared to current LIBOR based rates.

Our International and Global operations earn a significant portion of their revenues in currencies other than the US dollar, including the Euro and Pound Sterling. In the three months ended September 30, 2010, reported revenues were adversely impacted by the period over period effect of foreign currency translation, in particular due to the weakening of the Euro, Pound Sterling and Venezuelan Bolivar Fuerte against the US dollar during the quarter, compared with the same period in 2009.

Organic growth in commissions and fees was 4 percent for the third quarter of 2010, with positive organic growth in all reported segments:

•	International achieved 6 percent organic growth with positive contributions from all regions;

•	Global achieved 4 percent organic growth with good growth in net new business; and

•	North America reported 2 percent organic growth, reflecting strong growth in net new business, partially offset by the adverse impacts of the continued soft market and ongoing weakened economic conditions.

Nine months ended September 30, 2010

Revenues for the first nine months of 2010, at $2,504 million, were $65 million, or 3 percent, higher than 2009. The increase reflects the benefit of 4 percent organic growth in commissions and fees and a 1 percent benefit from net acquisitions and disposals, partly offset by a 2 percent reduction in legacy contingent commissions, together with smaller reductions in investment and other income.

In the nine months ended September 30, 2010, the period over period effect of foreign currency translation on total revenues was flat, as the relative effect of the third quarter 2010 weakening of the Euro and Pound Sterling against the US dollar was offset by a relative strengthening against the US dollar in the early part of 2010 in addition to the third quarter strengthening against the US dollar of a basket of other currencies in which we earn revenues, including the Australian dollar.

Organic growth in commissions and fees was 4 percent for the first nine months of 2010. Global achieved 6 percent organic growth, driven by strong growth in our WCMA business primarily in the second quarter of 2010 together with new business growth in Global Specialties and Reinsurance; International also achieved 6 percent organic growth; and North America reported 1 percent organic growth, as the benefit of growth in new business was largely offset by the impact of the continued soft market and ongoing weakened economic conditions.

Organic revenue growth by segment is discussed further in ’Operating Results — Segment Information’ below.

General and administrative expenses

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(millions, except percentages)

Salaries and benefits	$462	$449	$1,404	$1,372
Other	129	151	413	428

General and administrative expenses	$591	$600	$1,817	$1,800

Salaries and benefits as a percentage of revenues	63%	62%	56%	56%

Other as percentage of revenues	18%	21%	16%	18%

Salaries and benefits

Third quarter 2010

Salaries and benefits were 63 percent of revenues in third quarter 2010 compared with 62 percent in the same period 2009, reflecting:

•	increased incentive expenses due to a higher accrual for incentive compensation partly reflecting improved performance across many regions, together with a $6 million increase in the amortization of cash retention awards — see below; and

•	investment in initiatives to support current and future growth;

partly offset by:

•	a period over period benefit from foreign currency translation driven primarily by the strengthening of the US dollar against the Pound Sterling, in which our London Market based operations incur the majority of their salaries and benefits expense; and

•	lower share-based compensation, reflecting the benefit of a $4 million credit in third quarter 2010 relating to equity forfeiture.

Nine months ended September 30, 2010

Salaries and benefits were 56 percent of revenues for both the first nine months of 2010 and the same period 2009, as the benefits of:

•	a $6 million reduction in severance costs. More positions were eliminated in 2010 but the average cost per position that was eliminated was significantly lower than in 2009. In the first nine months of 2010 we identified approximately 450 positions that have been or will be eliminated as part of our continued focus on managing expense; this compares with some 350 positions eliminated in same period 2009; and

•	a period over period benefit from foreign currency translation driven primarily by the strengthening of the US dollar against the Pound Sterling;

were offset by:

•	a $37 million increase in incentive expenses including: a $22 million increase in the amortization of cash retention awards; and a $15 million increase in the accrual for incentive compensation reflecting improved performance across many regions;

•	an $8 million increase in share-based compensation mainly reflecting the non-recurrence of a $5 million credit in first quarter 2009. The credit in 2009 related to accumulated compensation expense for certain 2008 awards which were dependent upon performance targets which the Company did not achieve; and

•	investment in initiatives to support current and future growth.

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

During the third quarter and first nine months of 2010, we made $4 million and $189 million of cash retention payments respectively compared with $3 million and $143 million in the same periods of 2009. Salaries and benefits in the third quarter and first nine months of 2010 include $28 million and $88 million respectively of amortization of cash retention payments made on or before September 30, 2010 compared with $22 million and $66 million in the same periods of 2009. As of September 30, 2010, December 31, 2009 and September 30, 2009, we included $193 million, $98 million and $121 million, respectively, in other assets on the balance sheet, which represented the unamortized portion of cash retention payments made on or before those dates.

Other expenses

Third quarter 2010

Other expenses were 18 percent of revenues in third quarter 2010 compared with 21 percent in 2009, as the benefits of a $7 million release of a previously established legal reserve and a net positive period over period impact from foreign currency translation were partly offset by increases in travel and entertaining expenses in support of our revenue growth initiatives.

Nine months ended September 30, 2010

Other expenses were 16 percent of revenues in the first nine months of 2010, compared with 18 percent in the same period 2009, despite the $12 million first quarter 2010 charge relating to the devaluation of the Venezuelan currency. This charge, together with increases in travel and entertaining expenses in support of our revenue growth initiatives, were more than offset by the benefit of significantly lower losses on forward rate contracts and the $7 million third quarter 2010 release of a previously established legal reserve, together with ongoing expense management.

Amortization of intangible assets

Amortization of intangible assets for third quarter 2010 was $22 million compared with $29 million in 2009 and for the nine months ended September 30, 2010 was $64 million compared with $76 million in 2009.

The decreases primarily reflect: the period-over-period benefit of the third quarter 2009 accelerated amortization of $7 million relating to the HRH brand name; and the declining charge for the amortization of the HRH customer relationship intangible, which is being amortized in line with the underlying discounted cash flows.

Operating income and margin (operating income as a percentage of revenues)

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(millions, except percentages)

Revenues	$733	$725	$2,504	$2,439
Operating income	106	82	576	521
Operating margin or operating income as a percentage of revenues	14%	11%	23%	21%

Third quarter 2010

Operating margin was 14 percent in third quarter 2010 compared with 11 percent in 2009, as the benefits of:

•	4 percent organic growth in commissions and fees;

•	a favorable period over period impact from foreign currency translation of about 1 percentage point as the adverse impact of foreign currency on our revenues was more than offset by a favorable impact on our expense base and lower hedging losses when compared with 2009;

•	a $7 million reduction in amortization of intangible assets, equivalent to about 1 percentage point;

•	the release of a previously established $7 million legal reserve, equivalent to about 1 percentage point; and

•	rigorous expense management;

were partly offset by:

•	increased incentive expenses due to a higher accrual for incentive compensation partly reflecting improved performance across many regions, together with a $6 million increase in the amortization of cash retention awards; and

•	investment in initiatives to support current and future growth.

Nine months ended September 30, 2010

Operating margin at 23 percent in the first nine months of 2010 was 2 percentage points higher than in 2009, with the increase reflecting the benefit of:

•	4 percent organic growth in commissions and fees;

•	a favorable period-over-period impact from foreign currency translation of approximately 1 percentage point, excluding the impact from the devaluation of the Venezuelan currency. This reflects the net benefit of: significantly lower losses on our forward rate hedging program; partly offset by the weakening of the Euro against the US dollar, reducing the US dollar value of our net Euro income and a stronger period-over-period Pound Sterling which increases the US dollar value of our net Pound Sterling expense base;

•	a reduction in amortization of intangible assets of $12 million, reflecting: the period over period benefit of $7 million from the third quarter 2009 accelerated amortization of the HRH brand name; and the declining charge relating to the HRH customer relationship intangible which is being amortized in line with the underlying discounted cash flows;

•	the release of a previously established $7 million legal reserve; and

•	rigorous expense management;

partly offset by:

•	a $15 million reduction in legacy contingent commissions assumed on the acquisition of HRH;

•	a $37 million increase in incentive expenses including: a $22 million increase in the amortization of cash retention awards; and a $15 million increase in the accrual for incentive compensation reflecting improved performance across many regions;

•	investment in initiatives to support current and future growth;

•	a charge of $12 million relating to the devaluation of the Venezuelan currency in January 2010;

•	an $8 million increase in share-based compensation charge, largely due to the non-recurrence of a $5 million credit in first quarter 2009; and

•	a $6 million reduction in investment income driven by lower average interest rates, particularly on Euro denominated deposits, in the first nine months of 2010 compared with 2009, with other interest rates across the globe remaining consistently low.

Operating segment margins are discussed in ‘Operating Results — Segment Information’ below

Interest expense

Interest expense in third quarter 2010 of $40 million was $7 million lower than in 2009, largely reflecting interest expense savings arising from the period-over-period reduction in the average outstanding balances on our term loan and revolving credit facility debt.

Interest expense for the first nine months of 2010 was $124 million, $4 million lower than in 2009, as the effect of the higher coupon payable on the $500 million of 12.875% senior unsecured notes issued in March 2009 to refinance part of the lower coupon interim credit facility relating to the HRH acquisition, was more than offset by interest expense savings arising from the period-over-period reduction in average term loan and revolving credit facility balances.

Income taxes

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(millions, except percentages)

Income before taxes and interest in earnings of associates	$66	$35	$452	$393
Income tax charge (credit)	10	(29)	112	64
Effective tax rate	15%	(83)%	25%	16%

Income tax expense for the third quarter 2010 was $10 million compared with a net tax credit of $29 million in 2009. Both years benefited from a release of provisions for uncertain tax positions due to the closure of the statute of limitations, of $7 million and $11 million respectively, and 2009 additionally benefited from a $27 million tax credit following a change to UK tax law. Excluding the benefit of these items, the effective tax rate in both third quarter 2010 and 2009 was approximately 26 percent.

The effective tax rate for the first nine months of 2010 was 25 percent. The effective tax rate for 2010 was impacted by:

•	a $10 million benefit from prior year tax credits, including the $7 million for uncertain tax positions;

•	an adverse impact from the $12 million charge relating to the devaluation of the Venezuelan currency for which no tax credits are available; and

•	the tax impact of the net loss on disposal of operations.

Excluding these items, the effective rate for the first nine months of 2010 was approximately 26 percent, in line with full year 2009.

The effective tax rate for the nine months ended 2009 was 16 percent and included the benefit of:

•	a $27 million tax credit due to the release of a provision following a change in tax law relating to the repatriation of unremitted earnings of our foreign subsidiaries; and

•	an $11 million release of a provision for uncertain tax positions due to the closure of the statute of limitations on assessments for previously unrecognized tax benefits.

Interest in earnings of associates

Interest in earnings of associates, net of tax, in the first nine months of 2010 of $27 million was $15 million lower than in same period 2009. This fall is primarily driven by the reduction from 49 percent to 31 percent in our ownership interest in

Gras Savoye, as part of the reorganization of their capital structure in December 2009. Interest receivable on the vendor financing we provided as part of the capital reorganization is also recorded under this caption.

Net income and diluted earnings per share from continuing operations

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(millions, except per share data)

Net income from continuing operations	$64	$78	$357	$357
Diluted earnings per share from continuing operations	$0.37	$0.46	$2.09	$2.13
Average diluted number of shares outstanding	171	169	171	168

Third quarter 2010

Net income from continuing operations for third quarter 2010 was $64 million compared with $78 million in 2009, as the benefits of:

•	the $24 million net increase in operating income discussed above; and

•	a $7 million decrease in interest expense, largely reflecting a period-over-period reduction in the outstanding balances on our term loan and revolving credit facility debt;

were more than offset by:

•	the period-over-period increase in tax charge of $39 million, primarily attributable to the third quarter 2009 one-off tax credits of $38 million, compared to $7 million in 2009 as discussed above; and

•	a reduction in earnings from associates of $7 million.

Diluted earnings per share from continuing operations for third quarter 2010 at $0.37 were $0.09 lower than in 2009, reflecting:

•	the $14 million reduction in net income, equivalent to $0.08 per diluted share: and

•	a negative $0.01 impact on diluted earnings per share due to the diluted share count increasing from 169 million in third quarter 2009 to 171 million in 2010.

There was a $0.02 favorable net impact on diluted earnings per share from foreign currency translation.

Nine months ended September 30, 2010

Net income from continuing operations was $357 million for both the first nine months of 2010 and 2009, with the benefit of the $55 million increase in operating income, together with lower interest expense and a lower share of noncontrolling interest losses, offset by the $48 million increase in the tax charge and a $15 million decrease in earnings from associates, net of tax, as a result of the Gras Savoye reorganization.

Diluted earnings per share from continuing operations for the first nine months of 2010 were $2.09, compared to $2.13 in 2009.

Foreign currency translation, excluding the impact of the Venezuelan currency devaluation, had a $0.11 favorable impact on diluted earnings per share. This was largely offset by a $0.07 per diluted share negative impact from the Venezuela currency devaluation in January 2010.

Average share count for the nine months ended September 30, 2010 was 171 million compared with 168 million in 2009. The increased share count had a negative $0.04 impact on earnings per diluted share.

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

The following table is a summary of our operating results by segment for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30, 2010			Three months ended September 30, 2009
		Operating	Operating		Operating	Operating
	Revenues	Income	Margin	Revenues	Income	Margin
	(millions, except percentages)			(millions, except percentages)

Global	$183	$36	20%	$176	$33	19%

North America	332	71	21%	325	70	22%
International	218	21	10%	224	30	13%

Total Retail	550	92	17%	549	100	18%
Corporate & Other(i)	—	(22)	n/a	—	(51)	n/a

Total Consolidated	$733	$106	14%	$725	$82	11%

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
		Operating	Operating		Operating	Operating
	Revenues	Income	Margin	Revenues	Income	Margin
	(millions, except percentages)			(millions, except percentages)

Global	$703	$243	35%	$663	$234	35%

North America	1,028	232	23%	1,038	239	23%
International	773	183	24%	738	181	25%

Total Retail	1,801	415	23%	1,776	420	24%
Corporate & Other(i)	—	(82)	n/a	—	(133)	n/a

Total Consolidated	$2,504	$576	23%	$2,439	$521	21%

(i)	Corporate & Other comprises the following:

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(millions)		(millions)

Amortization of intangible assets	$(22)	$(29)	$(64)	$(76)
Net gain (loss) on disposal of operations	—	1	(2)	1
Foreign exchange hedging	(2)	(11)	(8)	(34)
Foreign exchange on the UK pension plan asset	(4)	2	2	(5)
HRH integration costs	—	(8)	—	(12)
Venezuelan currency devaluation	—	—	(12)	—
Release of previously established legal reserve	7	—	7	—
Other	(1)	(6)	(5)	(7)

	$(22)	$(51)	$(82)	$(133)

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

The following table sets out revenues, organic revenue growth and operating income and margin for the quarter and nine month periods ended September 30, 2010 and 2009:

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(millions, except		(millions, except
	percentages)		percentages)

Commissions and fees	$181	$175	$698	$657
Investment income	2	1	5	6

Total revenues	$183	$176	$703	$663

Operating income	$36	$33	$243	$234
Organic revenue growth(a)	4%	4%	6%	5%
Operating margin	20%	19%	35%	35%

(a)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

Revenues

Commissions and fees of $181 million were $6 million, or 3 percent, higher in third quarter 2010 compared with third quarter 2009. Organic revenue growth of 4 percent and a net 1 percent benefit from acquisitions and disposals was partly offset by a negative 2 percent impact from foreign currency translation.

Our Reinsurance and Global Specialties businesses both reported mid-single digit organic growth in third quarter 2010, driven by good net new business generation despite the adverse impact of the continued difficult rate environment and soft market in many of the specialty classes.

Reinsurance reported strong new business growth in the quarter, headed by good contributions from International and Specialty businesses. Despite high loss levels earlier in the year, rates remain soft except for marine and energy.

Third quarter growth in Global Specialties was led by strong contributions from Financial and Executive Risks, Inspace, Aerospace and Construction reflecting strong new business, improved retention, targeted hiring of producer talent and global connectivity. However, the operating environment remains tough with depressed world trade and transit volumes, industry consolidation and pressure on financing of construction projects still evident.

Growth in Reinsurance and Global Specialties was partly offset by a decline in our Faber and Dumas revenues reflecting the soft wholesale market and continued pressure on the most economically sensitive lines such as bloodstock, jewelry and fine arts.

Organic revenue growth for first nine months of 2010 was 6 percent. Both Global Specialties and Reinsurance recorded good new business generation including Reinsurance growth in North America and International and Specialty divisions. The growth in North America was partly driven by the team recruited from Carvill in first quarter 2009. As a result of strong reinsurance underwriting profits in 2009, with the exception of marine and energy, there has been a general but disciplined softening of rates in 2010 which remain a significant headwind for growth.

Our WCMA business also contributed to positive organic revenue growth in the nine months to September 30, 2010, substantially due to a $9 million fee on a single capital markets transaction in the second quarter. WCMA is a transaction oriented business and its results are more variable than some of our other businesses.

Client retention levels remained high at 89 percent for the first nine months of 2010.

Operating margin

Operating margin in Global is impacted by the impact of foreign exchange as the London Market businesses within our Global operations earn revenues in US dollars, Pounds Sterling and Euros and primarily incur expenses in Pounds Sterling. In addition, they are exposed to exchange risk on certain sterling-denominated balances.

Operating margin in our Global operations was 20 percent in third quarter 2010, compared with 19 percent in 2009 with the increase reflecting the benefit of favorable foreign exchange and good organic revenue growth, partly offset by increased headcount to support future business growth and higher incentive compensation.

In the nine months ended September 30, 2010, foreign currency translation adversely impacted Global’s operating margin by approximately 1 percentage point when compared with 2009, with the third quarter year on year benefit from foreign currency translation more than offset by a negative year on year impact in the first half of the year.

Excluding the impact of foreign currency translation, Global’s operating margin was 1 percent higher in the nine months ended September 30, 2010 compared with 2009. This increase reflects the benefits of good organic revenue growth and disciplined cost control partly offset by the impact of costs associated with continued support of current and future growth.

North America

Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States and Canada.

The following table sets out revenues, organic revenue growth and operating income and margin for the quarter and nine month periods ended September 30, 2010 and 2009:

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(millions, except		(millions, except
	percentages)		percentages)

Commissions and fees(a)	$328	$320	$1,015	$1,023
Investment income	4	4	13	12
Other income	—	1	—	3

Total revenues	$332	$325	$1,028	$1,038

Operating income	$71	$70	$232	$239
Organic revenue growth(b)	2%	(3)%	1%	(5)%
Operating margin	21%	22%	23%	23%

(a)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $1 million in the third quarter 2010 and $11 million in the first nine months of 2010 compared with $2 million and $26 million in the corresponding periods of 2009, respectively.

(b)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; (iv) in North America, legacy contingent commissions assumed as part of the HRH acquisition and that had not been converted into higher standard commission; and (v) investment income and other income from reported revenues.

Revenues

Despite the continued adverse impact of headwinds from the soft insurance market conditions and weakness in the US economy, commissions and fees of $328 million were $8 million, or 2 percent, higher for the three months ended September 30, 2010 compared with 2009. This includes a $1 million period-over-period decrease in legacy contingent commissions assumed as part of the HRH acquisition.

Organic revenue growth was 2 percent in third quarter 2010 compared with 2009 as the benefits of:

•	continued strong growth in new business, with improved client retention; and

•	positive growth in the employee benefits practice;

were partly offset by:

•	a negative 2 percent impact from rate declines and other market factors; and

•	a continued decline in our Construction business reflecting the ongoing economic challenges in that sector.

Commissions and fees of $1,015 million were $8 million, or 1 percent, lower for the first nine months of 2010 compared with 2009. Excluding the $15 million decrease in legacy contingency commissions assumed as part of the HRH acquisition, commissions and fees increased by approximately 1 percent. Organic revenue growth was 1 percent for the nine months ended September 30, 2010 as the benefits of positive growth in many regions driven by net new business generation were partly offset by the impact of the soft market conditions and weak US economy.

Net new business in the third quarter and first nine months of 2010 was driven by some of our specialist businesses, with healthcare and financial institutions all reporting strong growth. Our employee benefits practice, which represents approximately 20 percent of North America commissions and fees, showed good growth of 4 percent in third quarter 2010 and 2 per cent for the first nine months of 2010 with further positive signs including modest headcount stabilization. Although we currently believe the US healthcare legislation could be beneficial for our business, at this time, its potential impact is uncertain. In our

Construction business declines in commissions and fees were single digits in both the third quarter and first nine months of 2010 compared with the double digit declines in the comparable periods in 2009.

Net new business growth also includes the benefit of higher standard commissions where these have been negotiated in lieu of contingent commissions. These higher standard commissions however may not have been negotiated at the same level or be received in the same periods as the related contingent commissions. Furthermore, the business to which they related may not have been renewed.

Client retention levels remained high at 92 percent for the first nine months of 2010.

Operating margin

Operating margin in North America was 21 percent in third quarter 2010 compared with 22 percent in same period 2009 and 23 percent in the first nine months of both 2010 and same period 2009. The broadly flat margins mainly reflected the impact of:

•	organic revenue growth;

•	continued disciplined cost control; and

•	the benefit of lower period-over-period pension charges in both the third quarter and nine month periods of 2010, excluding the second quarter 2009 curtailment gain, following the closure of the US pension plan to future accrual in second quarter 2009;

offset by:

•	the period-over-period reduction in legacy HRH contingent commissions of $15 million in the first nine months of 2010, of which $1 million relate to third quarter;

•	the non-recurrence of a $9 million curtailment gain in second quarter 2009; and

•	increased incentive expense.

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

The following table sets out revenues, organic revenue growth and operating income and margin for the quarter and nine month periods ended September 30, 2010 and 2009:

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(millions, except		(millions, except
	percentages)		percentages)

Commissions and fees	$214	$219	$762	$721
Investment income	4	5	11	17

Total revenues	$218	$224	$773	$738

Operating income	$21	$30	$183	$181
Organic revenue growth(a)	6%	3%	6%	5%
Operating margin	10%	13%	24%	25%

(a)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

Revenues

Commissions and fees of $214 million were $5 million, or 2 percent, lower for the three months ended September 30, 2010 compared with 2009, as the benefit of 6 percent organic revenue growth was more than offset by a 1 percent adverse impact from net acquisitions and disposals and a negative 7 percent impact attributable to foreign currency translation. Net new business growth was 10 percent and there was a negative 4 percent impact from rates and other market factors.

For the nine months ended September 30, 2010, commissions and fees were $41 million, or 6 percent, higher compared with 2009 of which 6 percent was attributable to organic revenue growth, 1 percent to net acquisitions and disposals and negative 1 percent to foreign currency translation.

A significant part of International’s revenues are earned in currencies other than the US dollar. The US dollar strengthened against a number of these currencies in third quarter 2010 compared with the same period in 2009, most notably the Euro, Pound Sterling and Danish Krona. Consequently, revenues reported in US dollars have decreased by 7 percent as a result of foreign currency translation in third quarter 2010 compared to same period 2009.

For the nine months ended September 30, 2010, the negative impact of foreign currency translation on International revenues was lower, at 1 percent, as the relative effect of the third quarter 2010 weakening of the Euro and Pound Sterling against the US dollar was partly offset by the strengthening against the US dollar of a basket of other currencies in which we earn revenues, including the Australian dollar.

Organic revenue growth was strongest in emerging markets with Latin America, Asia and Eastern Europe, all delivering double-digit growth in both the third quarter and the first nine months of 2010. In particular, there was good growth in:

•	Venezuela, Brazil and Chile in Latin America;

•	China and Korea in Asia; and

•	Russia in Eastern Europe.

Despite the challenging economic environment in continental Europe, overall growth was positive in both third quarter and the first nine months of 2010 with strong contributions from Italy, Spain and Norway in third quarter. Germany reported good growth in the nine months to September 30, 2010, compared with same period 2009.

Organic revenue growth was also positive in our UK and Irish retail operations, driven by new business growth in the UK as we begin to see signs of an improving economy and positive growth in Ireland in the quarter. Our employee benefits practice, which represents approximately 10 percent of International commissions and fees, continued to perform well in the first nine months of 2010 with growth in the mid single digits.

Client retention levels remained high at 92 percent for the first nine months of 2010.

Operating margin

Operating margin in International was 10 percent in third quarter 2010 compared with 13 percent in third quarter 2009 and 24 percent in the first nine months of 2010, compared with 25 percent in same period 2009, with the decreases reflecting:

•	an adverse impact from foreign currency translation reflecting the negative impact on operating income of the weakening of the Euro and other currencies against the US dollar;

•	increased incentive expenses; and

•	spending on initiatives to support current and future growth, including a year on year increase in headcount of 200;

partly offset by:

•	the benefit of strong organic revenue growth; and

•	continued focus on expense management.

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual

Report on Form 10-K for the year ended December 31, 2009.

There were no significant additions or changes to these assumptions in the first nine months of 2010.

NEW ACCOUNTING STANDARDS

There were no new accounting standards issued during the third quarter 2010 that would have a significant impact on the Company’s reporting.

LIQUIDITY AND CAPITAL RESOURCES

In the short term, our capital management priority is debt reduction. Total debt as of September 30, 2010 decreased to $2.3 billion, compared with $2.4 billion at December 31, 2009.

In the first nine months of 2010, we made $82 million of mandatory repayments against the 5-year term loan, thereby reducing the outstanding balance as at September 30, 2010 to $439 million. We also repurchased the remaining $90 million of 5.125% senior notes due July 2010 and repaid in full a $9 million fixed rate loan due 2010.

In August 2010, we entered into a new revolving credit facility agreement under which a further $200 million is available, in addition to the remaining availability under our previously existing $300 million revolving credit facility.

At September 30, 2010, we had $95 million outstanding under our $300 million revolving credit facility, compared with $65 million at September 30, 2009 and $nil at December 31, 2009.

At September 30, 2010 the only mandatory debt repayments falling due over the next 12 months are scheduled repayments on our $700 million 5-year term loan totalling $110 million.

Fiduciary funds

As an intermediary, we hold funds generally in a fiduciary capacity for the account of third parties, typically as the result of premiums received from clients that are in transit to insurers and claims due to clients that are in transit from insurers. We report premiums, which are held on account of, or due from, clients as assets with a corresponding liability due to the insurers. Claims held by, or due to, us which are due to clients are also shown as both assets and liabilities. All these balances due or payable are included in accounts receivable and accounts payable on the balance sheet. We earn interest on these funds during the time between the receipt of the cash and the time the cash is paid out. Fiduciary cash must generally be kept in certain regulated bank accounts subject to guidelines, which generally emphasize capital preservation and liquidity, and is not generally available to service our debt or for other corporate purposes.

Own funds

As of September 30, 2010, we had cash and cash equivalents of $141 million, compared with $191 million at December 31, 2009 and $405 million of the total $500 million under our revolving credit facilities remained available to be drawn.

Operating activities

Total cash generated from operating activities in the first nine months of 2010 was $260 million compared with $286 million in same period 2009. Cash generated from operating activities in the first nine months of 2010 is after the payment of incentive awards, of which $189 million were paid as cash retention awards (2009: $143 million), for details of which see above under: ’Operating Results-Group — General and administrative expenses — Salaries and benefits — Cash retention awards’.

Investing activities

Total net cash used in investing activities was $76 million in the nine months ended September 30, 2010 compared with $42 million in the same period 2009.

The increase in cash used in investing activities of $34 million was mainly attributable to:

•	the net proceeds on disposal of operations in first nine months of 2009 of $42 million, primarily relating to the disposal of Bliss and Glennon;

•	the $20 million proceeds on sale of our short-term investments in the first nine months of 2009, as we liquidated our own funds portfolio;

•	a $21 million increase in acquisitions of subsidiaries, primarily comprising cash payments for the deferred consideration relating to previous acquisitions;

partly offset by:

•	the payment in the first nine months of 2009 of $43 million in respect of an additional 5 percent interest in Gras Savoye.

Financing activities

Net cash used in financing activities was $226 million in the nine months ended

September 30, 2010 compared with $227 million in the same period of 2009.

The net decrease in cash used in financing activities of $1 million was mainly attributable to:

•	a $30 million increase in the drawdown against our revolving credit facilities from $65 million in first nine months of 2009 to $95 million in same period 2010;

•	a $268 million net outflow in 2009 relating to the repayment/refinancing of $750 million of the then outstanding interim credit facility. As part of the refinancing we issued $500 million of 12.875% senior unsecured notes in March 2009 and received net proceeds of $482 million; and

•	a $21 million decrease in cash paid for acquisitions of noncontrolling interests, primarily arising from the 2009 acquisition of the remaining 12 percent of our Irish operations at a cost of approximately $17 million;

partly offset by:

•	a $136 million net inflow in 2009 from the issue of $300 million of 7% senior unsecured notes in September 2009 for which we received net proceeds of $296 million. We used the proceeds of the notes to repurchase $160 million of the then outstanding $250 million 5.125% senior notes due July 2010;

•	debt repayments in the first nine months of 2010 of $181 million, comprising: the $82 million of mandatory repayments against the 5-year term loan; repurchase of the remaining $90 million of July 2010 bonds; and the repayment of a $9 million fixed rate loan due 2010.

Share buybacks

There have been no share buybacks in the first nine months of 2010. There remains $925 million under the current buyback authorization.

Dividends

Cash dividends paid in the first nine months of 2010 were $132 million compared with $130 million in same period 2009. The $2 million change reflects a small increase in the number of shares as a result of share option exercises during 2009. In October 2010, we declared a quarterly cash dividend of $0.26 per share, an annual rate of $1.04 per share and unchanged from the prior year.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations since December 31, 2009.

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

There has been no material change with respect to market risk from that described in the Company’s

Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the

Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended September 30, 2010, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

The Company may purchase shares, from time to time in the open market or through negotiated trades with persons who are not affiliates of the Company, at an aggregate purchase price of up to $1 billion under an open-ended program approved by the Board of Directors. The Company did not repurchase any of its own shares during the quarter covered by this report.

Item 3 —	Defaults Upon Senior Securities

None.

Item 4 —	(Removed and Reserved)

Item 5 —	Other Information

None.

Item 6 —	Exhibits

10.1		Employment Agreement between Willis North America Inc. and Martin J. Sullivan, effective September 7, 2010.
31.1		Certification Pursuant to Rule 13a-14(a)
31.2		Certification Pursuant to Rule 13a-14(a)
32.1		Certification Pursuant to 18 U.S.C. Section 1350
32.2		Certification Pursuant to 18 U.S.C. Section 1350
101	.INS*	XBRL Instance Document
101	.SCH*	XBRL Taxonomy Extension Schema Document
101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Willis Group Holdings plc
(Registrant)

By:	/s/ Michael K. Neborak
Michael K. Neborak
Group Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 5, 2010