Form 10-K
period 2010-12-31
WILLIS GROUP HOLDINGS PLC
filed 2011-02-28
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of February 18, 2011, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,651,075,613.

As of February 18, 2011, there were outstanding 171,257,649 ordinary shares, nominal value $0.000115 per share and 40,000 ordinary shares, nominal value €1, of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Willis Group Holdings Public Limited Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III of this Form 10-K.

Certain Definitions

The following definitions apply throughout this annual report unless the context requires otherwise:

‘We’, ‘Us’, ‘Company’, ‘Group’, ‘Willis’ or ‘Our’	Willis-Ireland and its subsidiaries and, prior to the effective time of the redomicile of the parent company discussed in Note 2 to the Notes to the Consolidated Financial Statements, Willis-Bermuda and its subsidiaries.
‘Willis Group Holdings’ or ‘Willis-Ireland’	Willis Group Holdings Public Limited Company, a company organized under the laws of Ireland.
‘Willis-Bermuda’	Willis Group Holdings Limited, a company organized under the laws of Bermuda.
‘shares’	The ordinary shares of Willis-Ireland, nominal value $0.000115 per share, and prior to the redomicile of the parent company, the common shares of Willis-Bermuda, par value $0.000115 per share.
‘HRH’	Hilb Rogal & Hobbs Company.
‘Effective Time’	6.59 p.m. EST on December 31, 2009.

		Page

Forward-looking statements		4

PART I		6
Item 1	— Business	6
Item 1A	— Risk Factors	14
Item 1B	— Unresolved Staff Comments	24
Item 2	— Properties	25
Item 3	— Legal Proceedings	26

PART II		27
Item 5	— Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6	— Selected Financial Data	29
Item 7	— Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A	— Quantitative and Qualitative Disclosures about Market Risk	62
Item 8	— Financial Statements and Supplementary Data	66
Item 9	— Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	142
Item 9A	— Controls and Procedures	142
Item 9B	— Other Information	144

PART III		145
Item 10	— Directors, Executive Officers and Corporate Governance	145
Item 11	— Executive Compensation	147
Item 12	— Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	147
Item 13	— Certain Relationships and Related Transactions, and Director Independence	147
Item 14	— Principal Accounting Fees and Services	147

PART IV		148
Item 15	— Exhibits, Financial Statement Schedules	148
Signatures		154
EX-4.6
EX-4.11
EX-10.16
EX-10.17
EX-10.38
EX-10.44
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Willis Group Holdings plc

FORWARD-LOOKING STATEMENTS

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, future capital expenditures, growth in commissions and fees, business strategies, competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, plans and references to future successes, are forward-looking statements. Also, when we use the words such as ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘probably’, or similar expressions, we are making forward-looking statements.

There are important uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•	the impact of any regional, national or global political, economic, business, competitive, market, environmental and regulatory conditions on our global business operations;

•	the impact of current financial market conditions on our results of operations and financial condition, including as a result of any insolvencies of or other difficulties experienced by our clients, insurance companies or financial institutions;

•	our ability to continue to manage our significant indebtedness;

•	our ability to compete effectively in our industry;

•	our ability to implement and realize anticipated benefits of the 2011 operational review, the Willis Cause or any other initiative we pursue;

•	material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane, or otherwise;

•	the volatility or declines in other insurance markets and premiums on which our commissions are based, but which we do not control;

•	our ability to retain key employees and clients and attract new business;

•	the timing or ability to carry out share repurchases, refinancings or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;

•	any fluctuations in exchange and interest rates that could affect expenses and revenue;

•	rating agency actions that could inhibit our ability to borrow funds or the pricing thereof;

•	a significant decline in the value of investments that fund our pension plans or changes in our pension plan funding obligations;

•	our ability to achieve the expected strategic benefits of transactions;

•	our ability to receive dividends or other distributions in needed amounts from our subsidiaries;

•	changes in the tax or accounting treatment of our operations;

•	any potential impact from the US healthcare reform legislation;

•	the potential costs and difficulties in complying with a wide variety of foreign laws and regulations and any related changes, given the global scope of our operations;

•	our involvements in and the results of any regulatory investigations, legal proceedings and other contingencies;

•	risks associated with non-core operations including underwriting, advisory or reputational;

•	our exposure to potential liabilities arising from errors and omissions and other potential claims against us; and

About Willis

•	the interruption or loss of our information processing systems or failure to maintain secure information systems.

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

Willis Group Holdings plc

PART I

Item 1 — Business

History and Development of the Company

Willis Group Holdings is the ultimate holding company for the Group. We trace our history to 1828 and are one of the largest insurance brokers in the world.

Willis Group Holdings was incorporated in Ireland on September 24, 2009 to facilitate the change of the place of incorporation of the parent company of the Group from Bermuda to Ireland (the ‘Redomicile’). At the Effective Time, the common shares of Willis-Bermuda were canceled, the Willis-Bermuda common shareholders received, on a one-for-one basis, new ordinary shares of Willis Group Holdings, and Willis Group Holdings became the ultimate parent company for the Group.

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

The Company’s Corporate Governance Guidelines, Audit Committee Charter, Risk Committee Charter, Compensation Committee Charter and Corporate Governance and Nominating Committee Charter are available on our website, www.willis.com, in the Investor Relations-Corporate Governance section, or upon request. Requests for copies of these documents should be directed in writing to the Company Secretary c/o Office of General Counsel, Willis Group Holdings Public Limited Company, One World Financial, 200 Liberty Street, New York, NY 10281.

About Willis

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

We and our associates serve a diverse base of clients including major multinational and middle-market companies in a variety of industries, as well as public institutions and individual clients. Many of our client relationships span decades. We have approximately 20,000 employees around the world (including approximately 3,000 at our associate companies) and a network in excess of 400 offices in some 100 countries.

We believe we are one of only a few insurance brokers in the world possessing the global operating presence, broad product expertise and extensive distribution network necessary to meet effectively the global risk management needs of many of our clients.

Business Strategy

Since 2008, we have launched a series of initiatives to drive profitable growth, including Shaping Our Future, Right Sizing Willis, and Funding for Growth. In 2011, we are realigning our business model to further grow the company and deliver the Willis Cause — our value proposition to clients.

The Willis Cause is our pledge that:

•	we thoroughly understand our clients’ needs and their industries;

•	we develop client solutions with the best markets, price and terms;

•	we relentlessly deliver quality client service; and

•	we get claims paid quickly.

Our Business

Insurance and reinsurance is a global business, and its participants are affected by global trends in capacity and pricing. Accordingly, we operate as one global business which ensures all clients’ interests are handled efficiently and comprehensively, whatever their initial point of contact. We organize our business into three segments: North America and International, which together comprise our principal retail operations, and Global. In 2010 and 2009, approximately 50 percent of our total revenue was generated from within the US, with no other country contributing in

Willis Group Holdings plc

excess of 20 percent. For information regarding revenues, operating income and total assets per segment, see Note 26 of the Consolidated Financial Statements contained herein.

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

The Global business is divided into:

•	Global Specialties;

•	Willis Re;

•	London Market Wholesale; and

•	Willis Capital Markets & Advisory.

Effective January 1, 2011, we have changed our internal reporting structure; Global Markets International, previously reported within our International segment, is now reported in our Global division.

Global Specialties

Global Specialties has strong global positions in Aerospace, Energy, Marine, Construction, Financial and Executive Risks as well as Financial Solutions.

• Aerospace
We are highly experienced in the provision of insurance and reinsurance brokerage and risk management services to Aerospace clients worldwide, including aircraft manufacturers, air cargo handlers and shippers, airport managers and other general aviation companies. Advisory services provided by Aerospace include claims recovery, contract and leasing risk management, safety services and market information. Aerospace’s clients include approximately one third of the world’s airlines. The specialist Inspace division is also prominent in supplying the space industry through providing insurance and risk management services to approximately 40 companies.

•	Energy
Our Energy practice provides insurance brokerage services including property damage, offshore construction, liability and control of well and pollution insurance to the energy industry. Our Energy practice clients are worldwide. We are highly experienced in providing insurance brokerage for all aspects of the energy industry including exploration and production, refining and marketing, offshore construction and pipelines.

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
Our Construction practice provides risk management advice and brokerage services for a wide range of UK and international construction activities. The clients of the Construction practice include contractors, project owners, project managers, project financiers, professional consultants and insurers. We are a broker for many of the leading global construction firms.

•	Financial and Executive Risks
Our Financial and Executive Risks unit specializes in broking directors’ and officers’ insurance as well as professional indemnity insurance for corporations and professional firms.

About Willis

•	Financial Solutions
Financial Solutions is a global business unit which incorporates our political risk unit, as well as structured finance and credit teams. It also places structured crime and specialist liability insurance for clients across the broad spectrum of financial institutions as well as specializing in strategic risk assessment and transactional risk transfer solutions.

Willis Re

We are one of the world’s largest intermediaries for reinsurance and have a significant market share in all of the world’s major markets. Our clients are both insurance and reinsurance companies.

We operate this business on a global basis and provide a complete range of transactional capabilities, including, in conjunction with Willis Capital Markets & Advisory, a wide variety of capital markets based products. Our services are underpinned by leading modeling, financial analysis and risk management advice. We bolster and enhance all of these services with the cutting edge knowledge derived from our Willis Research Network, the insurance industry’s largest partnership with global academic research.

London Market Wholesale

This business unit was created on January 1, 2011 and amalgamates Faber & Dumas and Global Markets International.

•	Faber & Dumas
Faber & Dumas, our wholesale brokerage division, comprises London-based operation, Glencairn, together with our Fine Art, Jewelry and Specie, Special Contingency Risk and Hughes-Gibb units.

•	Glencairn principally provides property, energy, casualty and personal accident insurance to independent wholesaler brokers worldwide who wish to access the London, European and Bermudan markets.

•	The Fine Art, Jewelry and Specie unit provides specialist risk management and insurance services to fine art, diamond and jewelry businesses and operators of armored cars. Coverage is also obtained for vault and bullion risks.

•	The Special Contingency Risks unit specializes in producing packages to protect corporations, groups and individuals against special contingencies such as kidnap and ransom, extortion, detention and political repatriation.

•	The Hughes-Gibb unit principally services the insurance and reinsurance needs of the horse racing and horse breeding industry.

•	Global Markets International
Global Markets International works closely with our Global business segment to further develop access for our retail clients to global markets, and provide structuring and placing skills in the relevant areas of property, casualty, terrorism, accident & health, facultative and captives.

Willis Capital Markets & Advisory

Willis Capital Markets & Advisory, with offices in New York and London, provides advice to insurance and reinsurance companies on a broad array of mergers and acquisition transactions as well as capital markets products, including acting as underwriter or agent for primary issuances, operating a secondary insurance-linked securities trading desk and engaging in general capital markets and strategic advisory work.

Retail operations

Our North America and International retail operations provide services to small, medium and major corporate clients, accessing Global’s specialist expertise when required.

North America

Our North America business provides risk management, insurance brokerage, related risk services, and employee benefits brokerage and consulting to a wide array of industry and client

Willis Group Holdings plc

segments in the United States and Canada. With around 120 locations, organized into seven geographical regions including Canada, Willis North America locally delivers our global and national resources and specialist expertise through this retail distribution network.

In addition to being organized geographically and by specialty, our North America business focuses on four client segments: global, large national/middle-market, small commercial, and private client, with service, marketing and sales platform support for each segment.

•	North America Construction
The largest industry practice group in North America is Construction, which specializes in providing risk management, insurance brokerage, and surety bonding services to the construction industry. Willis Construction provided these services to around 25 percent of the Engineering News Record Top 400 contractors (a listing of the largest 400 North American contractors based on revenue). In addition, this practice group has expertise in owner-controlled insurance programs for large projects and insurance for national homebuilders.

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

•	CAPPPS
The Captive, Actuarial, Programs, Pooling, Personal Lines and Strategic Outcomes (CAPPPS) group has a network of actuaries, certified public accountants, financial analysts and pooled insurance program experts who assist clients in developing and implementing alternative risk management solutions. The program business is a leader in providing national insurance programs to niche industries including ski resorts, auto dealers, recycling, environmental, and specialty workers’ compensation. The group also works with financial institutions to confirm their loans are properly insured and their interests are adequately protected.

International

Effective January 1, 2011, we have changed our internal reporting structure; Global Markets International, previously reported within our International segment, is now reported in our Global division.

Our International business comprises our operations in Eastern and Western Europe, the United Kingdom and Ireland, Asia-Pacific, Russia, the Middle East, South Africa and Latin America.

Our offices provide services to businesses locally in over 100 countries around the world, making use of

About Willis

skills, industry knowledge and expertise available elsewhere in the Group.

The services provided are focused according to the characteristics of each market and vary across offices, but generally include direct risk management and insurance brokerage, specialist and reinsurance brokerage and employee benefits consulting.

We believe the combined total revenues of our International subsidiaries and associates provide an indication of the spread and capability of our International network. The team generated over 30 percent of the Group’s total consolidated commissions and fees in 2010.

As part of our on-going strategy, we look for opportunities to strengthen our International market share through acquisitions and strategic investments. We have acquired a controlling interest in a broad geographic spread of other brokers. A list of significant subsidiaries is included in Exhibit 21.1 to this document.

We have also invested in associate companies; our significant associates at December 31, 2010 were GS & Cie Groupe (‘Gras Savoye’), France (31 percent holding) and Al-Futtaim Willis Co. LLC, Dubai (49 percent holding). In connection with many of our investments we retain the right to increase our ownership over time, typically to a majority or 100 percent ownership position. In addition, in certain instances our co-shareholders have a right, typically based on some price formula of revenues or earnings, to put some or all of their shares to us. On December 17, 2009 as part of a reorganization of the share capital of Gras Savoye our interest in that company reduced from 48 percent to 31 percent. In addition, we have the option to acquire a 100 percent interest in the capital of Gras Savoye in 2015. For further information on the Gras Savoye capital reorganization see ‘Item 8 — Financial Statements and Supplementary Data — Note 13 — Investments in Associates’.

Customers

Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from major multinational corporations to middle-market companies. Further, many of our client relationships span decades, for instance our relationship with The Tokio Marine and Fire Insurance Company Limited dates back over 100 years. No one client accounted for more than 10 percent of revenues for fiscal year 2010. Additionally, we place insurance with over 5,000 insurance carriers, none of which individually accounted for more than 10 percent of the total premiums we placed on behalf of our clients in 2010.

Competition

We face competition in all fields in which we operate based on global capability, product breadth, innovation, quality of service and price. According to the Directory of Agents and Brokers published by Business Insurance in July 2010, the 136 largest commercial insurance brokers globally reported brokerage revenues totaling $38 billion in 2009, of which Marsh & McLennan Companies Inc. had approximately 28 percent, Aon Corporation had approximately 20 percent and Willis had approximately 9 percent.

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

Willis Group Holdings plc

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

We continue to refuse to accept contingent commissions from carriers in our retail brokerage business. To our knowledge, we are the only insurance broker that takes this stance. We seek to increase revenue through higher commissions and fees that we disclose to our clients, and to generate profitable revenue growth by focusing on the provision of value-added risk advisory services beyond traditional brokerage activities. Although we continue to believe in the success of our strategy, we cannot be certain that such steps will help us to continue to generate profitable organic revenue growth.

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

About Willis

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

Certain of our activities are governed by other regulatory bodies, such as investment and securities licensing authorities. In the United States, Willis Capital Markets & Advisory operates through our wholly-owned subsidiary Willis Securities, Inc., a US-registered broker-dealer and investment advisor, member FINRA/SIPC, primarily in connection with investment banking-related services and advising on alternative risk financing transactions. Willis Capital Markets provides advice on securities or investments in the EU through our wholly-owned subsidiary Willis Structured Financial Solutions Limited, which is authorized and regulated by the FSA.

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

See Part I, Item 1A-Risk Factors ‘Legal and Regulatory Risks’ for discussion of how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.

Employees

As of December 31, 2010 we had approximately 17,000 employees worldwide of whom approximately 3,400 were employed in the United Kingdom and 6,500 in the United States, with the balance being employed across the rest of the world. In addition, our associates had approximately 3,000 employees, all of whom were located outside the United Kingdom and the United States.

Willis Group Holdings plc

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

Since 2008, we have launched certain initiatives, such as the Company’s recently announced 2011 review of operations, the Willis Cause, Right Sizing Willis, Funding for Growth, and Shaping Our Future, to achieve cost-savings or fund our future growth plans. In light of the global economic uncertainty, we continue to vigorously manage our cost base in order to fund further growth initiatives, but we cannot be certain whether we will be able to realize any further benefits from these initiatives or any new initiatives that we may implement.

While we focus on our core retail and specialist broking operations, we do have certain other businesses that are not material to the Group as a whole but which, in any period, could have a material affect on our results of operations.

We do not control the premiums on which our commissions are based, and volatility or declines in premiums may seriously undermine our profitability.

We derive most of our revenues from commissions and fees for brokerage and consulting services. We do not determine insurance premiums on which our commissions are generally based. Premiums are

Risk factors

cyclical in nature and may vary widely based on market conditions. From the late 1980s through late 2000, insurance premium rates generally declined as a result of a number of factors, including the expanded underwriting capacity of insurance carriers; consolidation of both insurance intermediaries and insurance carriers; and increased competition among insurance carriers. From 2000 to 2003, we benefitted from a ‘hard’ market with premium rates stable or increasing. During 2004, we saw a rapid transition from a hard market, with premium rates stable or increasing, to a ‘soft’ market, with premium rates falling in most markets. The soft market continued to have an adverse impact on our commission revenues and operating margin from 2005 through 2008. Rates continued to decline in most sectors through 2005 and 2006, with the exception of catastrophe-exposed markets. In 2007, the market softened further with decreases in many of the market sectors in which we operated and this continued into 2008 with further premium rate declines across our market sectors. In 2009, the stabilization of rates in the reinsurance market and some specialty markets was offset by the continuing soft market in other sectors and the adverse impact of the weakened economic environment across the globe. Our North America and UK and Irish retail operations have been particularly impacted by the weakened economic climate and continued soft market throughout both 2009 and 2010 with no material improvement in rates across most sectors. This resulted in declines in 2009 revenues in these operations with only modest improvement in 2010, particularly amongst our smaller clients who have been especially vulnerable to the economic downturn.

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

Willis Group Holdings plc

Amended and Restated Stipulation with the Superintendent of Insurance of the State of New York which ended many of the requirements previously imposed upon us. The new agreement no longer limits the type of compensation we will receive and lowers the compensation disclosure requirements we must make to our clients.

We continue to refuse to accept contingent commissions from carriers in our retail brokerage business. To our knowledge, we are the only insurance broker that takes this stance. We seek to increase revenue through higher commissions and fees that we disclose to our clients, and to generate profitable revenue growth by focusing on the provision of value-added risk advisory services beyond traditional brokerage activities. Although we continue to believe in the success of our strategy, we cannot be certain that such steps will help us to continue to generate profitable organic revenue growth. If we are unable to compete effectively against our competitors who are accepting or may accept contingent commissions, we may suffer lower revenue, reduced operating margins and loss of market share which could materially and adversely affect our business.

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

Legal and Regulatory Risks

Our compliance systems and controls cannot guarantee that we are in compliance with all applicable federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in applicable laws and regulations in the jurisdictions in which we operate may have an adverse effect on our business.

Our activities are subject to extensive regulation under the laws of the United States, the United Kingdom and the European Union and its member states, and the other jurisdictions in which we operate. Indeed, over the last few years, there has been a general increase in focus and developments in these laws and regulations. Compliance with laws and regulations that are applicable to our operations is complex and may increase our cost of doing business. These laws and regulations include insurance industry regulations, economic and trade sanctions and laws against financial crimes such as money laundering, bribery or other corruption, such as the U.S. Foreign Corrupt Practices Act. In most

Risk factors

jurisdictions, governmental and regulatory authorities have the ability to interpret and amend these laws and regulations and impose penalties for non-compliance, including sanctions, civil remedies, fines, injunctions, revocation of licenses or approvals, suspension of individuals, limitations on business activities or redress to clients.

Given the increased interest expressed by UK and US regulators in the effectiveness of compliance controls relating to financial crime in our market sector in particular, we began a voluntary internal review of our policies and controls four years ago. This review includes analysis and advice from external experts on best practices, review of public regulatory decisions, and discussions with government regulators in the UK and US. In addition, the U.K. Financial Services Authority is conducting an investigation of some of our compliance systems and controls between 2005 and 2009. While we are fully cooperating with our regulators, we are unable to predict at this time when these matters will be concluded. We do not believe that such matters will result in any material fines or sanctions from UK or US regulators, but there can be no assurance that any resolution will not have an adverse impact on our ability to conduct our business in certain jurisdictions. While we believe that our current systems and controls are adequate and in accordance with all applicable laws and regulations, we cannot assure that such systems and controls will prevent any violations of applicable laws and regulations.

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

We are also subject to actual and potential claims, lawsuits, investigations and proceedings outside of errors and omissions claims. The material actual or potential claims, lawsuits and proceedings to which we are currently subject, including but not limited to errors and omissions claims, are: (1) potential claims arising out of various legal proceedings between reinsurers, reinsureds and their reinsurance brokers relating to personal accident excess of loss reinsurance placements for the years 1993 to 1998; and (2) claims relating to the collapse of The Stanford Financial Group, for which we acted as brokers of record on certain lines of insurance.

Willis Group Holdings plc

The ultimate outcome of these matters cannot be ascertained and liabilities in indeterminate amounts may be imposed on us. It is thus possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of these matters. In addition, these matters continue to divert management and personnel resources away from operating our business. Even if we do not experience significant monetary costs, there may also be adverse publicity associated with these matters that could result in reputational harm to the insurance brokerage industry in general or to us in particular that may adversely affect our business, client or employee relationships.

Interruption to or loss of our information processing capabilities or failure to effectively maintain and upgrade our information processing systems could cause material financial loss, loss of human resources, regulatory actions, reputational harm or legal liability.

Our business depends significantly on effective information systems. Our capacity to service our clients relies on effective storage, retrieval, processing and management of information. Our information systems also rely on the commitment of significant resources to maintain and enhance existing systems and to develop new systems in order to keep pace with continuing changes in information processing technology or evolving industry and regulatory standards. The acquisition of HRH and additional information systems has added to this exposure. If the information we rely on to run our business were found to be inaccurate or unreliable or if we fail to maintain effective and efficient systems (including through a telecommunications failure, failure to replace or update redundant or obsolete computer applications or software systems or if we experience other disruptions), this could result in material financial loss, regulatory action, reputational harm or legal liability.

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

Risk factors

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

As of December 31, 2010, we had total consolidated debt outstanding of approximately $2.3 billion and interest expense was $166 million. Although management believes that our cash flows will be more than adequate to service this debt, there may be circumstances in which required payments of principal and/or interest on this debt could adversely affect our cash flows and this level of indebtedness may:

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

We have two principal defined benefit plans: one in the United Kingdom and the other in the United States. Cash contributions of approximately $119 million will be required in 2011 for these pension plans, although we may elect to contribute more. Total cash contributions to these defined benefit pension plans in 2010 were $118 million. Future estimates are based on certain assumptions, including discount rates, interest rates, fair value of assets and expected return on plan assets. In the UK, we are required to agree a funding strategy for our UK defined benefit plan with the plan’s trustees.

Willis Group Holdings plc

In February 2009, we agreed to make full year contributions to the UK plan of $39 million for 2009 through 2012, excluding amounts in respect of the salary sacrifice scheme. In addition, if certain funding targets were not met at the beginning of any of the following years, 2010 through 2012, a further contribution of $39 million would be required for that year. In 2010, the additional funding requirement was triggered and we expect to make a similar additional contribution in 2011. A similar, additional contribution may also be required for 2012, depending on actual performance against funding targets at the beginning of 2012. We have taken actions to manage our pension liabilities, including closing our UK and US plans to new participants and restricting final pensionable salaries. Future benefit accruals in the US pension plan were also stopped, or frozen, on May 15, 2009.

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

Risk factors

A downgrade in the credit ratings of our outstanding debt may adversely affect our borrowing costs and financial flexibility.

A downgrade in our corporate credit rating or the credit ratings of our debt would increase our borrowing costs including those under our credit facilities, and reduce our financial flexibility. In addition, certain downgrades would trigger a step-up in interest rates under the indentures for our

6.2% senior notes due 2017 and our 7.0% senior notes due 2019, which would increase our interest expense. If we need to raise capital in the future, any credit rating downgrade could negatively affect our financing costs or access to financing sources.

We face certain risks associated with the acquisition or disposition of business or reorganization of existing investments.

In pursuing our corporate strategy, we may acquire or dispose of or exit businesses or reorganize existing investments. The success of this strategy is dependent upon our ability to identify appropriate opportunities, negotiate transactions on favorable terms and ultimately complete such transactions. Once we complete acquisitions or reorganizations there can be no assurance that we will realize the anticipated benefits of any transaction, including revenue growth, operational efficiencies or expected synergies. For example, if we fail to recognize some or all of the strategic benefits and synergies expected from a transaction, goodwill and intangible assets may be impaired in future periods. In addition, we may not be able to integrate acquisitions successfully into our existing business, and we could incur or assume unknown or unanticipated liabilities or contingencies, which may impact our results of operations. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce overheads related to the divested assets.

We are a holding company and, therefore, may not be able to receive dividends or other distributions in needed amounts from our subsidiaries.

Willis Group Holdings is organized as a holding company that conducts no business of its own. We are dependent upon dividends and other payments from our operating subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, for paying dividends to shareholders and for corporate expenses. Legal and regulatory restrictions, foreign exchange controls, as well as operating requirements of our subsidiaries, may limit our ability to obtain cash from these subsidiaries. In the event our operating subsidiaries are unable to pay dividends and make other payments to Willis Group Holdings, we may not be able to service debt, pay obligations or pay dividends on ordinary shares.

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

Willis Group Holdings plc

conversion of foreign currencies into pounds sterling or dollars or remittance of dividends and other payments by foreign subsidiaries; hyperinflation in certain foreign countries; imposition or increase of investment and other restrictions by foreign governments; and the requirement of complying with a wide variety of foreign laws.

We report our operating results and financial condition in US dollars. Our US operations earn revenue and incur expenses primarily in US dollars. In our London market operations, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in pounds sterling. Outside the United States and our London market operations, we predominantly generate revenue and expenses in the local currency. The table gives an approximate analysis of revenues and expenses by currency in 2010.

	US	Pounds		Other
	Dollars	Sterling	Euros	currencies

Revenues	60%	8%	13%	19%
Expenses	53%	23%	9%	15%

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

Risk factors

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

It may not be possible to enforce court judgments obtained in the United States against us in Ireland based on the civil liability provisions of the US federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of US courts obtained against us or our directors or officers based on the civil liabilities provisions of the US federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any US federal or state court based on civil liability, whether or not based solely on US federal or state securities laws, would not be directly enforceable in Ireland. While not directly enforceable, it is possible for a final judgment for the payment of money rendered by any US federal or state court based on civil liability to be enforced in Ireland through common law rules. However, this process is subject to numerous established principles and would involve the commencement of a new set of proceedings in Ireland to enforce the judgment.

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

Willis Group Holdings plc

Our non-core operations pose certain underwriting, advisory or reputational risks.

We provide a broad range of brokerage, reinsurance and risk management consulting services to our clients worldwide. We also engage in certain non-core operations. For example, our Willis Capital Markets & Advisory business provides advice to insurance and reinsurance companies on a broad array of mergers and acquisition transactions as well as capital markets products, including acting as underwriter or agent for primary issuances, operating a secondary insurance-linked securities trading desk and engaging in general capital markets and strategic advisory work. These operations may pose certain underwriting, advisory or reputational risks to our core business.

Item 1B — Unresolved Staff Comments

The Company had no unresolved comments from the SEC’s staff.

Properties

Item 2 — Properties

We own and lease a number of properties for use as offices throughout the world and believe that our properties are generally suitable and adequate for the purposes for which they are used. The principal properties are located in the United Kingdom and the United States. Willis maintains over 4.1 million square feet of space worldwide.

London

In London we occupy a prime site comprising 491,000 square feet spread over a 28 story tower and adjoining 10 story building. We have a 25-year lease on this property which expires June 2032 and we sub-let the 10-story adjoining building.

North America

In North America, outside of New York and Chicago, we lease approximately 2.0 million square feet over 130 locations.

New York

In New York, we occupy 205,000 square feet of office space at One World Financial Center under a 20 year lease, expiring September 2026.

Chicago

In Chicago, we occupy 140,000 square feet at the Willis Tower (formerly the Sears Tower), under a lease expiring February 2025.

Nashville

In 2010 we renegotiated our lease and began a major restack of our operations facility in Nashville. The first stage was completed in December 2010 and the remainder will be complete by May 2011. We reduced our square footage from 327,000 square feet to 160,000 square feet eliminating sublet space.

Rest of World

Outside of North America and London we lease approximately 1.3 million square feet of office space in over 190 locations.

Willis Group Holdings plc

Item 3 — Legal Proceedings

Information regarding legal proceedings is set forth in Note 20 ‘Commitments and Contingencies’ to the Consolidated Financial Statements appearing under Part II, Item 8 of this report.

Share data and dividends

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Share data

Our shares have been traded on the New York Stock Exchange (‘NYSE’) under the symbol ‘WSH’ since June 11, 2001. The high and low sale prices of our shares, as reported by the NYSE, are set forth below for the periods indicated, including trading of the common shares of Willis-Bermuda through December 31, 2009 and trading of the ordinary shares of Willis Group Holdings after that date.

	Price Range of Shares
	High	Low

2009:
First Quarter	$26.32	$18.52
Second Quarter	$28.50	$21.12
Third Quarter	$28.67	$23.88
Fourth Quarter	$28.54	$25.06
2010:
First Quarter	$32.14	$26.07
Second Quarter	$34.98	$28.94
Third Quarter	$32.29	$28.91
Fourth Quarter	$34.71	$30.55
2011:
Through February 18, 2011	$39.73	$34.37

On February 18, 2011, the last reported sale price of our shares as reported by the NYSE was $39.68 per share. As of February 18, 2011 there were approximately 1,846 shareholders of record of our shares.

Dividends

We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. The dividend payment dates and amounts are as follows:

Payment Date	$ Per Share

January 16, 2009	$0.260
April 13, 2009	$0.260
July 13, 2009	$0.260
October 12, 2009	$0.260
January 15, 2010	$0.260
April 16, 2010	$0.260
July 16, 2010	$0.260
October 15, 2010	$0.260
January 14, 2011	$0.260

There are no governmental laws, decrees or regulations in Ireland which will restrict the remittance of dividends or other payments to non-resident holders of the Company’s shares.

In circumstances where one of Ireland’s many exemptions from dividend withholding tax (‘DWT’) does not apply, dividends paid by the Company will be subject to Irish DWT (currently 20 percent). Residents of the US should be exempted from Irish

DWT provided relevant documentation supporting the exemption has been put in place. While the US-Ireland Double Tax Treaty contains provisions reducing the rate of Irish DWT in prescribed circumstances, it should generally be unnecessary for US residents to rely on the provisions of this treaty due to the wide scope of exemptions from DWT available under Irish domestic law. Irish income tax may also arise in respect of dividends paid by the Company. However, US residents entitled to an exemption from Irish DWT generally have no Irish income tax liability on dividends. An exception to this position applies where a shareholder holds shares in the Company through a branch or agency in Ireland through which a trade is carried on.

With respect to non-corporate US shareholders, certain dividends received before January 1, 2011 from a qualified foreign corporation may be subject to reduced rates of taxation. A foreign corporation is treated as a qualified foreign corporation with respect to dividends received from that corporation on shares that are readily tradable on an established securities market in the United States, such as our shares. Non-corporate US shareholders that do not

Willis Group Holdings plc

meet a minimum holding period requirement for our shares during which they are not protected from the risk of loss or that elect to treat the dividend income as ‘investment income’ pursuant to section 163(d)(4) of the Code will not be eligible for the reduced rates of taxation regardless of our status as a qualified foreign corporation. In addition, the rate reduction will not apply to dividends if the recipient of a dividend is obligated to make related payments with respect to positions in substantially similar or related property. This disallowance applies even if the minimum holding period has been met. US shareholders should consult their own tax advisors regarding the application of these rules given their particular circumstances.

Total Shareholder Return

The following graph demonstrates a five-year comparison of cumulative total returns for the Company, the S&P 500 and a peer group comprised of the Company, Aon Corporation, Arthur J. Gallagher & Co., Brown & Brown Inc., and Marsh & McLennan Companies, Inc. The comparison charts the performance of $100 invested in the Company, the S&P 500 and the peer group on December 31, 2005, assuming full dividend reinvestment.

Unregistered Sales of Equity Securities and Use Of Proceeds

During the quarter ended December 31, 2010, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer And Affiliated Purchasers

Under a share buyback program approved by the Board of Directors, the Company may purchase up to one billion shares, from time to time in the open market. The authorization to make purchases of Company shares on the open market will expire on June 30, 2011 unless varied, revoked or renewed by a resolution of the shareholders in accordance with Irish law. The Company may also purchase shares through negotiated trades with persons who are not affiliates of the Company. These negotiated trade purchases are effected by way of share redemption and do not require Shareholder approval. The authorization in respect of open market purchases provides that the cost of the acquisition of the Company’s shares (whether by redemption or on the open market) may not exceed $925 million. During the year ended December 31, 2010, there were no shares repurchased.

The information under ‘Securities Authorized for Issuance Under Equity Compensation Plans’ under Part III, Item 12 ‘Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters’ is incorporated herein by reference.

Financial highlights

Item 6 — Selected Financial Data

Selected Historical Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with the audited consolidated financial statements of the Company and the related notes and Item 7 — ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ included elsewhere in this report.

The selected historical consolidated financial data presented below as of and for each of the five years ended December 31, 2010 have been derived from the audited consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States of America (‘US GAAP’).

	Year ended December 31,
	2010	2009	2008(i)	2007	2006
	(millions, except per share data)

Statement of Operations Data
Total revenues	$3,339	$3,263	$2,827	$2,578	$2,428
Operating income	753	694	503	620	552
Income from continuing operations before income taxes and interest in earnings of associates	587	520	398	554	514
Income from continuing operations	470	457	323	426	467
Discontinued operations, net of tax	—	2	1	—	—
Net income attributable to Willis Group Holdings	$455	$438	$303	$409	$449

Earnings per share on continuing operations — basic	$2.68	$2.60	$2.04	$2.82	$2.86
Earnings per share on continuing operations — diluted	$2.66	$2.58	$2.04	$2.78	$2.84

Average number of shares outstanding
— basic	170	168	148	145	157
— diluted	171	169	148	147	158

Balance Sheet Data (as of year end)
Goodwill	$3,294	$3,277	$3,275	$1,648	$1,564
Other intangible assets, net	492	572	682	78	92
Total assets(ii)	15,847	15,625	16,402	12,969	13,378
Net assets	2,608	2,229	1,895	1,395	1,496
Total long-term debt	2,157	2,165	1,865	1,250	800
Shares and additional paid-in capital	985	918	886	41	388
Total stockholders’ equity	2,577	2,180	1,845	1,347	1,454

Other Financial Data
Capital expenditures (excluding capital leases)	$83	$96	$94	$185	$55
Cash dividends declared per share	$1.04	$1.04	$1.04	$1.00	$0.94

(i)	On October 1, 2008, we completed the acquisition of HRH, at the time the eighth largest insurance and risk management intermediary in the United States. The acquisition has significantly enhanced our North America revenues and the combined operations have critical mass in key markets across the US. We recognized goodwill and other intangible assets on the HRH acquisition of approximately $1.6 billion and $651 million, respectively.

(ii)	In its capacity as an insurance agent or broker, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurers; the Company also collects claims or refunds from insurers on behalf of insureds. Effective December 31, 2010, uncollected premiums from insureds and uncollected claims or refunds from insurers, previously held within accounts receivable, are recorded as fiduciary assets on the Company’s consolidated balance sheets. Unremitted insurance premiums and claims (‘fiduciary funds’) are also recorded within fiduciary assets. Fiduciary funds represent unremitted premiums

Willis Group Holdings plc

received from insureds and unremitted claims received from insurers. Fiduciary funds are generally required to be kept in certain regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity; such funds are not available to service the Company’s debt or for other corporate purposes. Notwithstanding the legal relationships with clients and insurers, the Company is entitled to retain investment income earned on fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds.

Business discussion

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes references to non-GAAP financial measures as defined in Regulation G of the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic revenue growth and organic growth in commissions and fees exclude the impact of acquisitions and disposals, year over year movements in foreign currency translation, legacy contingent commissions assumed as part of the HRH acquisition, and investment and other income from reported revenues. We believe organic revenue growth and organic growth in commissions and fees provide measures that the investment community may find helpful in assessing the performance of operations that were part of our operations in both the current and prior periods, and provide measures against which our businesses may be assessed in the future. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2010.

This discussion includes forward-looking statements, including under the headings ‘Business Overview and Market Outlook’, ‘Executive Summary’, ‘Operating Results — Group’, ‘Operating Results — Segment Information’ and ‘Liquidity and Capital Resources’. Please see ‘Forward-Looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in the forward-looking statements.

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

We derive most of our revenues from commissions and fees for brokerage and consulting services and do not determine the insurance premiums on which our commissions are generally based. Fluctuations in these premiums charged by the insurance carriers have a direct and potentially material impact on our results of operations. Commission levels generally follow the same trend as premium levels as they are derived from a percentage of the premiums paid by the insureds. Due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, they may vary widely between accounting periods. Reductions in premium rates, leading to downward pressure on commission revenues (a ‘soft’ market), can have a potentially material adverse impact on our commission revenues and operating margin.

A ‘hard’ market occurs when premium uplifting factors, including a greater than anticipated loss experience or capital shortages, more than offset any downward pressures on premiums. This usually has a favorable impact on our commission revenues and operating margin.

From 2000 through 2003 we benefited from a hard market with premium rates stable or increasing. During 2004, we saw a rapid transition from a hard market to a soft market, with premium rates falling in most markets. Rates continued to decline in most sectors through 2005 and 2006, with the exception

Willis Group Holdings plc

of catastrophe-exposed markets. In 2007, the market softened further with decreases in many of the market sectors in which we operated and this continued into 2008 with further premium rate declines across our markets. The soft market had an adverse impact on our commission revenues and operating margin from 2005 through 2008.

In 2009, modest stabilization of rates in the reinsurance market and some specialty markets was offset by the continuing soft market in other sectors and the adverse impact of the weakened economic environment across the globe.

In 2010, the soft market continued across many sectors including the reinsurance market.

Our North America and UK and Irish retail operations have been particularly impacted by the weakened economic climate and continued soft market throughout both 2009 and 2010 with no material improvement in rates across most sectors.

This resulted in declines in 2009 revenues in these operations with only modest improvement in 2010, particularly amongst our smaller clients who have been especially vulnerable to the economic downturn.

In 2011, our main priorities will include:

•	execution of the Willis Cause — aiming to become the broker and risk adviser of choice globally by aligning our business model to the needs of each client segment and maintaining a focus on growth;

•	continued investment in technology, advanced analytics, product innovation and industry talent and expertise to support our growth strategy;

•	reviewing all businesses to better align resources with our growth strategies and enable related long-term expense savings; and

•	review of our debt profile.

EXECUTIVE SUMMARY

Overview

Despite the difficult market conditions during the year, we reported total revenue growth of 2 percent in 2010 mainly reflecting 4 percent organic growth in commissions and fees partly offset by a negative 1 percent impact from foreign currency translation.

Organic revenue growth was driven by our Global and International operations which both reported 6 percent organic growth, whilst revenues in our North America operations were broadly in line with 2009, as this segment continued to be adversely impacted by the soft market and difficult economic conditions.

Operating margin was 23 percent in 2010, compared with 21 percent in 2009. The year on year improvement mainly reflected the benefit of organic growth in commissions and fees, continuing disciplined management of costs and a small favorable effect from foreign currency movements, partly offset by increased incentive costs.

Results from continuing operations: 2010 compared with 2009

Net income from continuing operations in 2010 was $455 million, or $2.66 per diluted share, compared with $436 million, or $2.58 per diluted share, in 2009.

Total revenues from continuing operations at $3,339 million for 2010 were $76 million, or 2 percent, higher than in 2009, reflecting organic commissions and fees growth of 4 percent, partly offset by an adverse impact from foreign currency translation, a $16 million decrease attributable to the year over year reduction in contingent commissions assumed as part of the HRH acquisition and a $14 million decrease in investment and other income.

Organic commissions and fees growth of 4 percent comprised 6 percent net new business growth (which constitutes the revenue growth from business won over the course of the year net of the revenue from existing business lost) and a 2 percent negative impact from declining premium rates and other market factors.

Business discussion

Operating margin at 23 percent was 2 percentage points higher than in 2009 with the increase mainly reflecting:

•	4 percent organic growth in commissions and fees;

•	a favorable year over year impact from foreign currency translation, excluding the impact from the devaluation of the Venezuelan currency. This reflects the net benefit of: significantly lower losses on our forward rate hedging program and a weaker year over year Pound Sterling which decreases the US dollar value of our net Pound Sterling expense base; partly offset by the weakening of the Euro against the US dollar, reducing the US dollar value of our net Euro income;

•	an $18 million reduction in amortization of intangible assets, equivalent to approximately 1 percentage point;

•	the release of a previously established $7 million legal reserve; and

•	rigorous expense management;

partly offset by

•	a $60 million increase in incentive expenses including: a $31 million increase in the amortization of cash retention awards; and a $29 million increase in the accrual for producer and other incentive compensation reflecting improved performance across many regions;

•	a $16 million reduction in legacy contingent commissions assumed on the acquisition of HRH;

•	investment in initiatives to support current and future growth;

•	a charge of $12 million relating to the devaluation of the Venezuelan currency in January 2010;

•	a $12 million reduction in investment income driven by lower average interest rates and a reduced contribution to investment income from our hedging program, in 2010 compared with 2009, with other interest rates across the globe remaining consistently low, and

•	an $8 million increase in share-based compensation charge, largely due to the non-recurrence of a $5 million credit in first quarter 2009.

Interest expense in 2010 was $166 million, $8 million lower than in 2009, as the benefit of the interest expense savings arising from the year over year reduction in average term loan and revolving credit facility balances was partly offset by the effect of the higher coupon payable on the $500 million of 12.875% senior unsecured notes issued in March 2009.

Income tax expense for 2010 was $140 million compared with $96 million in 2009. Both years benefited from a release of provisions for uncertain tax positions and 2009 additionally benefited from a $27 million tax credit following a change to UK tax law.

Earnings from associates were $23 million in 2010 compared with $33 million in 2009 with the decrease primarily reflecting our reduced ownership of Gras Savoye.

Results from continuing operations: 2009 compared with 2008

Net income from continuing operations in 2009 was $436 million, or $2.58 per diluted share, compared with $302 million, or $2.04 per diluted share, in 2008. This increase included organic growth in commissions and fees, a reduction in costs associated with our 2008 expense review from $0.45 per diluted share in 2008 to $0.11 per diluted share for severance costs in 2009 and a one-time tax release in 2009 relating to a change in UK tax law in 2009 equivalent to $0.16 per diluted share.

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

Willis Group Holdings plc

constitutes the revenue growth from business won over the course of the year net of the revenue from existing business lost) and a 3 percent negative impact from declining premium rates and other market factors.

Operating margin at 21 percent was 3 percentage points higher than in 2008 with the increase mainly reflecting:

•	2 percent organic growth in commissions and fees;

•	the realization of savings from prior years’ Shaping Our Future initiatives and disciplined cost control; and

•	a favorable year over year impact from foreign currency translation, equivalent to 3 percentage points.

partly offset by

•	a $66 million increase in pension costs, mainly driven by lower asset levels in our UK pension plan and excluding the $12 million US curtailment gain and the impact of the UK salary sacrifice scheme;

•	a $31 million reduction in investment income; and

•	a $64 million increase in the amortization of intangible assets, including additional charges in respect of intangible assets recognized on the HRH acquisition.

2011 Operational review

Willis aims to be the broker and risk adviser of choice globally by aligning our business model to the needs of each client segment and maintaining a focus on growth: this is our value proposition which we call the ‘Willis Cause’.

We expect 2011 salaries and benefits expense to include an increase of approximately $100 million compared with 2010 as a result of the following:

•	an approximately $65 million increase due to higher amortization of cash retention payments;

•	the reinstatement of annual salary reviews for all employees from April of this year; and

•	the reinstatement of a 401(k) match for North American employees.

We estimate that of those items noted above, approximately $20 million to $25 million will continue through to 2012 as incremental expense: reflecting a further but significantly lower increase in the amortization of cash retention awards in 2012 compared with 2011, and the full year impact of the 2011 annual salary review.

In addition to these costs, we will continue to invest in technology, advanced analytics, product innovation, and industry talent and expertise to support the growth strategy and continued execution of the Willis Cause through 2011 and beyond.

In order to fund the higher anticipated salaries and benefits expense and these investments, we are undertaking a review of all our businesses to better align our resources with our growth strategies. We expect to complete this review in the first quarter of 2011.

In connection with this review, we anticipate that we will incur pre-tax charges of approximately $110 million to $130 million, primarily recorded in the first quarter of 2011. We also anticipate that the operational review will result in cost savings of approximately $65 million to $80 million in 2011, reaching annualized savings of approximately $90 million to $100 million in 2012.

Outlook

As a result of the 2011 operational review and the continued investment in our business model, we expect to deliver:

•	modest adjusted margin expansion (operating margin excluding net gains and losses on disposals and other one-time items) and modest adjusted earnings per diluted share (diluted earnings per share excluding net gains and losses on disposals and other one-time items) growth in 2011; and

Business discussion

•	significantly accelerated adjusted margin and adjusted diluted earnings per share growth in 2012 and beyond.

The statements under ‘2011 Operational Review’ and ‘Outlook’ constitute forward-looking statements.

Please see ‘Forward-Looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in the forward-looking statements.

Venezuela currency devaluation

With effect from January 1, 2010 the Venezuelan economy was designated as hyper-inflationary. The Venezuelan government also devalued the Bolivar Fuerte in January 2010. As a result of these actions,

we recorded a $12 million charge in other expenses in 2010 to reflect the re-measurement of our net assets denominated in Venezuelan Bolivar Fuerte at January 1, 2010.

Acquisitions

During 2010, we acquired:

•	an additional 39 percent of our Chinese operations at a total cost of approximately $17 million, bringing our ownership to 90 percent as at December 31, 2010; and

•	an additional 15 percent of our Colombian operations at a total cost of approximately $7 million, bringing our ownership to 80 percent as at December 31, 2010.

Cash and financing

Cash at December 31, 2010 was $316 million, $95 million higher than at December 31, 2009. This increase in cash was partly attributable to additional cash balances being held in our main UK regulated company.

Net cash generated from operating activities in 2010 was $489 million compared with $419 million in 2009.

Net cash generated from operating activities in 2010 of $489 million was used to fund debt repayments of $209 million; dividends to stockholders of $176 million; and fixed asset additions of $83 million.

In August 2010, we entered into a new revolving credit facility agreement under which a further $200 million is available. This facility is in addition to the remaining availability under our previously existing $300 million revolving credit facility.

In addition, in June 2010, we entered into an additional facility solely for the use of our main UK regulated entity under which a further $20 million would be available in certain exceptional circumstances. This facility is secured against the freehold of the UK regulated entity’s freehold property in Ipswich.

At December 31, 2010, we have $nil outstanding under both the $200 million and the $20 million facilities and $90 million outstanding under our pre-existing $300 million facility.

Total debt, total equity and the capitalization ratio at December 31, 2010 were as follows:

	December 31,	December 31,
	2010	2009
	(millions, except percentages)

Long-term debt	$2,157	$2,165
Short-term debt and current portion of long-term debt	110	209

Total debt	$2,267	$2,374

Total equity	$2,608	$2,229

Capitalization ratio	47%	52%

Liquidity

Our principal sources of liquidity are cash from operations, cash and cash equivalents of $316 million at December 31, 2010 and

$430 million remaining availability under our revolving credit facilities.

Willis Group Holdings plc

We remain committed to our previously stated goals of ongoing debt repayment and returning capital to shareholders.

Consistent with this strategy, we are currently reviewing our debt profile and, subject to prevailing market conditions, may seek to take advantage of attractive financing rates to reduce the cost and extend the maturity profile of our existing debt.

Such actions may include redemption of the entire $500 million in aggregate principal amount of

12.875% senior notes due 2016. If the 2016 senior notes are redeemed, we anticipate that we would incur a one-time pre-tax charge of approximately $180 million relating to the make-whole premium provided under the terms of the indenture governing the notes, as calculated at December 31, 2010.

Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for at least the next 12 months.

Management structure

Effective January 1, 2011, we have changed our internal reporting structure; Global Markets International, previously reported within our International segment, is now reported in our Global division. In addition, Mexico, which was previously reported within our International segment, is now reported in our North America segment.

OPERATING RESULTS — GROUP

Revenues

Total revenues for the Group and by operating segment for the years ended December 31, 2010, 2009 and 2008 are shown below:

Business discussion

2010 compared with 2009

					Change attributable to:
				Foreign	Acquisitions
				currency	and	Contingent	Organic revenue
	2010	2009	% Change	translation	disposals	Commissions(b)	growth(a)
	(millions)

Global	$873	$822	6%	—%	—%	—%	6%
North America(c)	1,359	1,368	(1)%	—%	—%	(1)%	—%
International	1,068	1,020	5%	(2)%	1%	—%	6%

Commissions and fees	$3,300	$3,210	3%	(1)%	—%	—%	4%

Investment income	38	50	(24)%
Other income	1	3	(67)%

Total revenues	$3,339	$3,263	2%

(a)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; (iv) in North America, legacy contingent commissions assumed as part of the HRH acquisition and that had not been converted into higher standard commission; and (v) investment income and other income from reported revenues.

(b)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $11 million in 2010, compared with $27 million in 2009.

(c)	Reported commissions and fees included a favorable impact from a change in accounting methodology in a specialty business in North America of $7 million in the year ended December 31, 2010.

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Revenues for 2010 at $3,339 million were $76 million, or 2 percent higher than in 2009, reflecting organic growth in commissions and fees of 4 percent, offset by a 1 percent adverse year over year impact from foreign currency translation and decreased investment and other income.

Investment income was $38 million for 2010, $12 million lower than 2009 with the impact on investment income of lower interest rates across the globe, particularly on our Euro-denominated deposits, only partially mitigated by our forward hedging program. While we expect this forward hedging program to generate additional income in 2011 compared to current LIBOR based rates, there will be a lower benefit than in 2010 as older, more beneficial hedges, continue to expire. Consequently, we expect investment income to be closer to $30 million in 2011.

Our International and Global operations earn a significant portion of their revenues in currencies other than the US dollar, including the Euro and Pound Sterling. For the year ended December 31,

2010, reported revenues were adversely impacted by the year over year effect of foreign currency translation: in particular due to the strengthening of the US dollar against the Euro, Venezuelan Bolivar Fuerte and Pound Sterling, partly offset by its weakening against the Australian dollar.

Organic growth in commissions and fees was 4 percent for 2010. Global achieved 6 percent growth, driven by good growth in our Reinsurance, Willis Capital Markets & Advisory (WCMA) and Global Specialties businesses. International also achieved 6 percent growth driven by double digit organic growth in Latin America and Asia, together with solid growth in Europe. North America organic revenue growth was flat, as the benefits of double digit new business growth and a change in accounting policy in an acquired specialty business, were offset by the impact of the continued soft market and ongoing weakened economic conditions.

Organic revenue growth by segment is discussed further in ‘Operating Results — Segment Information’ below.

Willis Group Holdings plc

2009 compared with 2008

					Change attributable to:
					Acquisitions
				Foreign currency	and		Organic revenue
	2009	2008	% Change	translation	disposals	Contingent Commissions(b)	growth(a)
	(millions)

Global	$822	$784	5%	(3)%	4%	—%	4%
North America	1,368	905	51%	—%	57%	(3)%	(3)%
International	1,020	1,055	(3)%	(8)%	1%	—%	4%

Commissions and fees	$3,210	$2,744	17%	(4)%	20%	(1)%	2%

Investment income	50	81	(38)%
Other income	3	2	50%

Total revenues	$3,263	$2,827	15%

(a)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; (iv) in North America, legacy contingent commissions assumed as part of the HRH acquisition and that had not been converted into higher standard commission; and (v) investment income and other income from reported revenues.

(b)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $27 million in 2009, compared with $50 million in 2008.

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Revenues for 2009 at $3,263 million were $436 million, or 15 percent higher than in 2008, reflecting a 20 percent benefit from net acquisitions and disposals, principally attributable to HRH, and organic growth in commissions and fees of 2 percent, offset by a 4 percent adverse year over year impact from foreign currency translation, a reduction in legacy HRH contingent commissions and lower investment income.

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

Organic growth in commissions and fees was 2 percent for 2009, despite a negative 3 percent impact from declining premium rates and other market factors. Our overall organic growth comprised good growth in our Global operations and many of our International operations, partly offset by declines in our North America, UK and Irish retail operations reflecting the weak economic environments and soft market conditions experienced in these territories.

General and administrative expenses

	2010	2009	2008
	(millions, except percentages)

Salaries and benefits	$1,873	$1,827	$1,638
Other	566	595	603

General and administrative expenses	$2,439	$2,422	$2,241

Salaries and benefits as a percentage of revenues	56%	56%	58%
Other as a percentage of revenues	17%	18%	21%

Business discussion

2010 compared with 2009

Salaries and benefits

Salaries and benefits were 56 percent of revenues for both 2010 and 2009, as the benefits of:

•	a $9 million reduction in severance costs to $15 million from $24 million: whilst approximately 550 positions were eliminated in 2010 compared with 450 positions in 2009 as part of our continued focus on managing expense, the average cost per eliminated position was lower in 2010; and

•	a year over year net benefit from foreign currency translation driven primarily by the strengthening of the US dollar against the Pound Sterling (in which our London Market based operations incur the majority of their expenses);

were offset by

•	a $60 million increase in incentive expenses including: a $31 million increase in the amortization of cash retention payments; and a $29 million increase in the accrual for incentive compensation reflecting increased headcount and improved performance across many regions;

•	an $8 million increase in share-based compensation mainly reflecting the non-recurrence of a $5 million credit in first quarter 2009. The credit in 2009 related to accumulated compensation expense for certain 2008 awards which were dependent upon performance targets which the Company did not achieve; and

•	investment in new client-facing hires and spending on other growth initiatives.

Cash retention awards

We have a cash retention award program in place. We started making cash retention awards in 2005 to a small number of employees. With the success of the program, we have expanded it over time to include more staff and we believe it is a contributing factor to the reduction in employee turnover we have seen in recent years.

Salaries and benefits do not reflect the unamortized portion of annual cash retention awards made to employees. Employees must repay a proportionate amount of these cash retention awards if they voluntarily leave our employ (other than in the event of retirement or permanent disability) before a certain time period, currently three years. We make cash payments to our employees in the year we grant these retention awards and recognize these payments ratably over the period they are subject to repayment, beginning in the quarter in which the award is made. A significant majority of the Company’s incentive compensation for non-production compensation is paid in the form of a retention payment versus bonus awards which typically are made for prior service and accrued over the prior service period.

During 2010, we made $196 million of cash retention payments compared with $148 million in 2009. Salaries and benefits in 2010 include $119 million of amortization of cash retention payments made on or before December 31, 2010 compared with $88 million in 2009. As of December 31, 2010 and December 31, 2009, we included $173 million and $98 million, respectively, in other assets on the balance sheet, which represented the unamortized portion of cash retention payments made on or before those dates.

Other expenses

Other expenses were 17 percent of revenues in 2010, compared with 18 percent in 2009, reflecting the benefits of:

•	significantly lower losses on our forward rate hedging program in 2010 of $15 million, compared with $40 million in 2009;

•	the release of a previously established $7 million legal reserve; and

•	continued disciplined management of discretionary expenses;

partly offset by

•	the $12 million first quarter 2010 charge relating to the devaluation of the Venezuelan currency; and

•	increases in travel and entertaining expenses in support of our revenue growth initiatives.

Willis Group Holdings plc

2009 compared with 2008

Salaries and benefits

Salaries and benefits were 56 percent of revenues for 2009, compared with 58 percent in 2008 reflecting the benefits of:

•	good cost controls, including our previous Shaping our Future and 2008 expense review initiatives, together with the initial benefits from our Right Sizing Willis initiatives in 2009;

•	the non-recurrence of $66 million of costs incurred as part of the 2008 expense review;

•	a year over year benefit from foreign currency translation driven primarily by the significant strengthening of the US dollar against the Pound Sterling (in which our London market based operations incur the majority of their expenses); and

•	a $12 million curtailment gain realized on the closure of our US defined benefit pension plan to accrual of benefit for future service (see below);

partly offset by

•	a $66 million increase in pension costs, mainly driven by lower asset levels in our UK pension plan and excluding the $12 million US curtailment gain and the $8 million impact of the introduction of a UK salary sacrifice scheme. The increase attributable to the salary sacrifice scheme was marginally more than offset by a reduction in salaries and payroll taxes.

Effective May 15, 2009, we closed our US defined benefit pension plan to future accrual and recognized a curtailment gain of $12 million in second quarter 2009. As a result the full year 2009 charge for the US plan was $7 million compared with an expected $39 million charge had the plan not been closed to future accrual.

We also suspended the company match for our US 401(k) plan which benefited 2009 by $9 million compared with 2008.

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

As a result of this change, the Company made additional pension contributions of $10 million in 2010 and $8 million in 2009, with marginally higher savings in salaries and payroll taxes.

Other expenses

Other expenses were 18 percent of revenues for 2009 compared with 21 percent in 2008, reflecting the benefit of:

•	the non-recurrence of $26 million of costs incurred as part of the 2008 expense review;

•	a reduction in discretionary expenses including travel and entertaining, advertising, printing and a number of other areas, driven by our Right Sizing Willis initiatives; and

•	lower foreign exchange losses relating to the UK sterling pension asset;

partly offset by

•	foreign currency translation losses on our forward rate hedging program of $40 million, compared with losses on the equivalent program in 2008 of $12 million.

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

Business discussion

Amortization of intangible assets

Amortization of intangible assets of $82 million in 2010 was $18 million lower than in 2009.

The decrease primarily reflects: the year over year benefit of the 2009 accelerated amortization of $7 million relating to the HRH brand name; and the declining charge for the amortization of the HRH customer relationship intangible, which is being amortized in line with the underlying discounted cash flows.

We expect the amortization of intangible assets expense in 2011 to further decrease to approximately $65 million.

Amortization of intangible assets of $100 million in 2009 was $64 million higher than in 2008. The significant year over year increase was primarily attributable to additional charges of $58 million in 2009 in respect of intangible assets recognized on the HRH acquisition, including $7 million of accelerated amortization relating to the HRH brand name. Following the success of our integration of HRH into our previously existing North America operations, we announced on October 1, 2009 that we were changing the name of our North America operations from Willis HRH to Willis North America. Consequently the intangible asset recognized on the acquisition of HRH relating to the HRH brand name was fully amortized.

Operating income and margin (operating income as a percentage of revenues)

	2010	2009	2008
	(millions, except percentages)

Revenues	$3,339	$3,263	$2,827
Operating income	753	694	503
Operating margin or operating income as a percentage of revenues	23%	21%	18%

2010 compared with 2009

Operating margin was 23 percent for 2010, compared with 21 percent for 2009, reflecting the benefits of:

•	4 percent organic growth in commissions and fees;

•	a favorable year over year impact from foreign currency translation, excluding the impact from the devaluation of the Venezuelan currency. This reflects the net benefit of: significantly lower losses on our forward rate hedging program and a weaker year over year Pound Sterling which decreases the US dollar value of our net Pound Sterling expense base; partly offset by the weakening of the Euro against the US dollar, reducing the US dollar value of our net Euro income;

•	an $18 million reduction in amortization of intangible assets, as explained above, equivalent to approximately 1 percentage point;

•	the release of a previously established $7 million legal reserve; and

•	rigorous expense management;

partly offset by

•	a $60 million increase in incentive expenses including: a $31 million increase in the amortization of cash retention awards; and a $29 million increase in the accrual for incentive compensation reflecting producer and other improved performance across many regions;

•	a $16 million reduction in legacy contingent commissions assumed on the acquisition of HRH;

•	investment in initiatives to support current and future growth;

•	a charge of $12 million relating to the devaluation of the Venezuelan currency in January 2010;

•	a $12 million reduction in investment income driven by lower average interest rates, particularly on Euro denominated deposits, in 2010 compared with 2009, with other interest rates across the globe remaining consistently low, and

Willis Group Holdings plc

•	an $8 million increase in share-based compensation charge, largely due to the non-

recurrence of a $5 million credit in first quarter 2009.

2009 compared with 2008

Operating margin was 21 percent for 2009 compared with 18 percent for 2008. This increase reflected the benefit of:

•	the year over year benefit of $92 million of costs incurred in 2008 associated with our 2008 expense review;

•	2 percent organic growth in commissions and fees;

•	the $12 million US pension curtailment gain recognized in second quarter 2009; and

•	disciplined cost control;

partly offset by

•	a $66 million increase in pension costs, excluding the $12 million US curtailment gain and the $8 million impact of the UK salary sacrifice scheme discussed above;

•	a $64 million increase in amortization of intangible assets, principally attributable to HRH;

•	a $31 million year over year decline in investment income, reflecting the impact of the significant decline in global interest rates; and

•	$24 million of severance expense in 2009 relating to our Right Sizing Willis initiative.

Interest expense

	2010	2009	2008
	(millions)

Interest expense	$166	$174	$105

Interest expense in 2010 of $166 million was $8 lower than in 2009, as the benefit of the interest expense savings arising from the year over year reduction in average term loan and revolving credit facility balances was partly offset by the effect of the higher coupon payable on the $500 million of 12.875% senior unsecured notes issued in March 2009.

We are reviewing our current debt profile to identify opportunities to reduce our financing costs by taking advantage of current low global interest rates.

Interest expense in 2009 of $174 million was $69 million higher than in 2008. This increase primarily reflects higher average debt levels following the HRH acquisition, but also includes $5 million of premium and costs relating to the early repurchase in September 2009 of $160 million of our 5.125% senior notes due July 2010 at a premium of $27.50 per $1,000 face value.

Income taxes

	2010	2009	2008
	(millions, except percentages)

Income from continuing operations before taxes	$587	$520	$398
Income tax charge	140	96	97
Effective tax rate	24%	18%	24%

2010 compared with 2009

The effective tax rate for 2010 of 24 percent was impacted by:

•	a $22 million benefit from prior year tax adjustments;

•	an adverse impact from the $12 million charge relating to the devaluation of the Venezuelan currency for which no tax credits are available; and

Business discussion

•	the tax impact of the net loss on disposal of operations.

Excluding these items, the underlying effective tax rate for 2010 was broadly in line with 2009.

2009 compared with 2008

The effective tax rate in 2009 was 18 percent compared with 24 percent in 2008. The decrease in rate reflects:

•	a $27 million release relating to a 2009 change in tax law. As at June 30, 2009 we held a provision of $27 million relating to tax that would potentially be payable should the unremitted earnings of our foreign subsidiaries be repatriated. Following a change in UK tax law effective in third quarter 2009, these earnings may now be repatriated without additional tax cost and, consequently, the provision was released; and

•	an $11 million release relating to uncertain tax positions due to the closure of the statute of limitations on assessments for previously unrecognized tax benefits. There was a similar $5 million release of uncertain tax positions in 2008.

Excluding the benefit of these items, the underlying effective tax rate for 2009 was 26 percent.

Interest in earnings of associates

Interest in earnings of associates, net of tax, in 2010 of $23 million was $10 million lower than in 2009. This fall is primarily driven by the reduction from 49 percent to 31 percent in our ownership interest in Gras Savoye, as part of the reorganization of their capital structure in December 2009. Interest receivable on the vendor financing we provided as part of the capital reorganization is also recorded under this caption.

Interest in earnings of associates, net of tax, was $33 million in 2009, $11 million higher than in 2008, reflecting a year over year increased ownership share in Gras Savoye. As described above, our interest in Gras Savoye subsequently reduced in December 2009 following the reorganization of that company’s capital.

Net income and diluted earnings per share from continuing operations

	2010	2009	2008
	(millions, except per share data)

Net income from continuing operations	$455	$436	$302
Diluted earnings per share from continuing operations	$2.66	$2.58	$2.04
Average diluted number of shares outstanding	171	169	148

2010 compared with 2009

Net income from continuing operations for 2010 was $455 million compared with $436 million in 2009, reflecting the benefits of:

•	the $59 million net increase in operating income discussed above; and

•	an $8 million decrease in interest expense, largely reflecting a year over year reduction in the outstanding balances on our term loan and revolving credit facility debt;

partly offset by

•	the year over year increase in tax charge of $44 million, primarily attributable to the 2009 one-off tax benefits of $38 million;

•	a reduction in earnings from associates of $10 million; and

•	a reduction in noncontrolling interests share of net income.

Diluted earnings per share from continuing operations for 2010 increased to $2.66 compared to $2.58 in 2009.

Willis Group Holdings plc

Foreign currency translation, excluding the impact of the Venezuelan currency devaluation, had a $0.04 favorable impact on diluted earnings per share. This was more than offset by the $0.07 per diluted share negative impact from the Venezuela currency devaluation in January 2010.

Average share count for 2010 was 171 million compared with 169 million in 2009. The increased share count had a negative $0.03 impact on diluted earnings per share.

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

The following table is a summary of our operating results by segment for the three years ended December 31, 2010:

	2010			2009			2008
		Operating	Operating		Operating	Operating		Operating	Operating
	Revenues	Income	Margin	Revenues	Income	Margin	Revenues	Income	Margin
	(millions)			(millions)			(millions)

Global	$880	$262	30%	$835	$255	31%	$814	$240	29%
North America	1,375	319	23%	1,386	328	24%	922	142	15%
International	1,084	285	26%	1,042	276	27%	1,091	306	28%

Total Retail	2,459	604	25%	2,428	604	25%	2,013	448	22%
Corporate & Other	—	(113)	n/a	—	(165)	n/a	—	(185)	n/a

Total Consolidated	$3,339	$753	23%	$3,263	$694	21%	$2,827	$503	18%

Global

Our Global business comprise Global Specialties, Willis Re, London Market Wholesale, and as of 2010, Willis Capital Markets & Advisory (WCMA).

Faber & Dumas includes Glencairn, our London-based wholesale brokerage operation and our Fine Art, Jewelry and Specie; Special Contingency Risk and Hughes-Gibb units. WCMA provides financial advice on mergers and acquisitions and capital markets products and may place or underwrite securities.

The following table sets out revenues, organic revenue growth and operating income and margin for the three years ended December 31, 2010:

Business discussion

	2010	2009	2008
	(millions, except percentages)

Commissions and fees	$873	$822	$784
Investment income	7	13	30

Total revenues	$880	$835	$814

Operating income	$262	$255	$240
Organic revenue growth(a)	6%	4%	2%
Operating margin	30%	31%	29%

(a)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

Revenues

2010 compared with 2009

Commissions and fees of $873 million were $51 million, or 6 percent, higher in 2010 compared with 2009 which was driven by 6 percent organic revenue growth, with a 1 percent benefit from acquisitions and disposals offset by the impact of foreign currency translation.

Our Reinsurance and Global Specialties businesses both reported mid-single digit organic growth in 2010, driven by good net new business generation despite the adverse impact of the continued difficult rate environment and soft market in many of the specialty classes.

Reinsurance reported strong new business growth across all segments in 2010 and client retention levels remained high. Despite high loss levels earlier in the year, rates remain soft except for Marine and Energy.

Organic growth in Global Specialties was led by strong contributions from Financial and Executive Risks, Construction and Energy, reflecting strong new business, improved retention, targeted hiring of producer talent and global connectivity. However, the operating environment remains tough with depressed world trade and transit volumes, industry consolidation and pressure on financing of construction projects still evident.

As a result of strong reinsurance underwriting profits in 2009, with the exception of marine and energy, there has been a general but disciplined softening of rates in 2010 which remain a significant headwind for growth.

Our WCMA business also contributed to positive organic revenue growth in 2010, substantially due to a $9 million fee on a single capital markets transaction in the second quarter. WCMA is a transaction oriented business and its results are more variable than some of our other businesses.

Faber & Dumas revenues were slightly lower than 2009, mainly reflecting the soft wholesale market, together with continued pressure on the most economically sensitive lines such as bloodstock, jewelry and fine arts.

Productivity in Global, measured in terms of revenue per FTE employee, increased to $365,000 for 2010 compared with $358,000 for 2009.

Client retention levels remained high at 90 percent for 2010, in line with 2009.

2009 compared with 2008

Commissions and fees of $822 million were $38 million, or 5 percent, higher in 2009 compared with 2008 of which 4 percent was attributable to the acquisition of the HRH UK wholesale business, Glencairn and 4 percent to organic revenue growth.

These were partly offset by a 3 percent negative impact from foreign exchange movements.

Net new business growth was 5 percent and there was a 1 percent adverse impact from rates and other market factors. Reinsurance led the growth in net new business. Global Specialties organic revenues

Willis Group Holdings plc

were slightly higher than in 2008, as growth in Marine, Aerospace and Financial and Executive Risks was offset by reductions elsewhere. There was continued softness in most specialty rates although there were some signs of stabilization and firming in some areas, including Aerospace and Energy. The

Faber & Dumas businesses continue to be adversely impacted by the weakening economic environment.

There was a sharp decline in investment income in 2009 compared with 2008 as global interest rates fell markedly in the latter half of 2008 and early 2009.

Operating margin

2010 compared with 2009

Operating margin was 30 percent in 2010 compared with 31 percent in 2009. This decrease primarily reflected the adverse impact of foreign currency translation, as the positive effect on our Pound Sterling expense base of a strengthening US dollar, was more than offset by the adverse impact of foreign currency movements on sterling-denominated balances.

Operating margin in Global is impacted by foreign exchange movements as the London Market businesses within our Global operations earn revenues in US dollars, Pounds Sterling and Euros and primarily incur expenses in Pounds Sterling. In addition, they are exposed to exchange risk on certain sterling-denominated balances.

Excluding the impact of this foreign currency translation, Global’s operating margin remained flat as the benefits of good organic revenue growth and disciplined cost control were offset by the impact of costs associated with continued support of current and future growth.

2009 compared with 2008

Operating margin was 31 percent in 2009 compared with 29 percent in 2008. This improvement reflected a significant benefit from foreign currency translation, together with organic revenue growth, particularly driven by our Reinsurance business, and good cost controls including a reduction in discretionary expenses.

The benefit of these was partly offset by a significant increase in the UK pension expense and a sharp reduction in investment income.

Business discussion

North America

Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States and Canada.

The following table sets out revenues, organic revenue growth and operating income and margin for the three years ended December 31, 2010:

	2010	2009	2008
	(millions, except percentages)

Commissions and fees(a)(b)	$1,359	$1,368	$905
Investment income	15	15	15
Other income	1	3	2

Total revenues	$1,375	$1,386	$922

Operating income	$319	$328	$142
Organic revenue growth(c)	0%	(3)%	(1)%
Operating margin	23%	24%	15%

(a)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $11 million in 2010, compared with $27 million in 2009 and $50 million in 2008.

(b)	Reported commissions and fees included a favorable impact from a change in accounting methodology in a specialty business in North America of $7 million in the year ended December 31, 2010.

(c)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; (iv) in North America, legacy contingent commissions assumed as part of the HRH acquisition and that had not been converted into higher standard commission; and (v) investment income and other income from reported revenues.

Revenues

2010 compared with 2009

Commissions and fees of $1,359 million were $9 million, or 1 percent, lower for 2010 compared with 2009.

Excluding the $16 million decrease in legacy contingency commissions assumed as part of the HRH acquisition, there was a modest increase in commissions and fees.

Organic revenue growth was flat for 2010 as the benefits of:

•	strong growth in our specialty businesses, driven by good growth in the business, together with a $7 million increase in commissions and fees from a change in accounting of an acquired specialty business in North America to conform with Group accounting policy;

•	3 per cent growth in our employee benefits practice, which represents approximately 25 percent of North America’s commission and fee base, despite the soft labor market; and

•	good net new business generation, with improved client retention;

partly offset by

•	a negative 2 percent impact from rate declines and other market factors;

•	a further decline in our Construction business, which represents approximately 10 percent of North America’s commission and fee base, reflecting the ongoing challenges in that sector. However, declines in commissions and fees were single digits in 2010 compared with the double digit declines experienced in 2009; and

•	smaller declines elsewhere reflecting the impact of the continued soft market conditions and weak US economy.

Net new business growth includes the benefit of higher standard commissions where these have been negotiated in lieu of contingent commissions. These

Willis Group Holdings plc

higher standard commissions however may not have been negotiated at the same level or be received in the same periods as the related contingent commissions. Furthermore, the business to which they related may not have been renewed.

Despite the small decline in revenues, productivity in North America, measured in terms of revenue per FTE employee, increased to $238,000 for 2010 compared with $227,000 for 2009.

Client retention levels increased to 92 percent for 2010, compared with 91 percent for 2009.

2009 compared with 2008

Commissions and fees in North America were 51 percent higher in 2009 compared with 2008 reflecting the uplift from the additional revenues of HRH, partly offset by 3 percent negative organic growth. Our North America operations were significantly adversely impacted by soft market conditions, the weakened US economy and a reduction in project based revenues which more than offset a positive impact from net new business. In particular, our Construction division saw significant declines.

Our primary focus in North America in 2009 was the integration of HRH into our existing operations and the improvement of margin. Additionally, in the second half of the year we refocused our efforts on revenue growth and we believe this led to double digit new business generation in parts of the business during that time period.

Despite the significant decline in revenues, our productivity measured in terms of revenue per FTE employee remained high, with a marginal increase to $227,000 for 2009 compared with $225,000 for 2008.

Operating margin

2010 compared with 2009

Operating margin in North America was 23 percent in 2010 compared with 24 percent in 2009, as the benefits of:

•	continued disciplined cost control; and

•	lower pension expense in 2010, excluding the second quarter 2009 curtailment gain, following the closure of the US pension plan to future accrual in second quarter 2009;

were more than offset by

•	the reduction in legacy HRH contingent commissions of $16 million in 2010;

•	the non-recurrence of a $9 million benefit in 2009 from the curtailment of the US pension plan relating to our North America retail employees; and

•	increased incentive expense in 2010, including the impact of increased amortization of cash retention award payments.

2009 compared with 2008

Operating margin in North America was 24 percent in 2009 compared with 15 percent in 2008. The higher margin reflected:

•	the acquisition of HRH and the synergies and cost savings achieved from the integration of HRH with our existing North America operations;

•	a reduction in underlying expense base reflecting the benefits of our 2008 Expense Review and Right Sizing Willis initiatives; and

•	a $9 million benefit from the curtailment of the US pension scheme relating to our North America retail employees;

partly offset by

•	the decline in organic revenues against the backdrop of the soft market and weak economic conditions discussed above.

Business discussion

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

The following table sets out revenues, organic revenue growth and operating income and margin for the three years ended December 31, 2010:

	2010	2009	2008
	(millions, except percentages)

Commissions and fees	$1,068	$1,020	$1,055
Investment income	16	22	36

Total revenues	$1,084	$1,042	$1,091

Operating income	285	276	306
Organic revenue growth(a)	6%	4%	9%
Operating margin	26%	26%	28%

(a)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

Revenues

2010 compared with 2009

Commissions and fees of $1,068 million were $48 million, or 5 percent, higher for 2010 compared with 2009, as the benefits of 6 percent organic revenue growth and 1 percent from the net effect of acquisitions and disposals was partly offset by a 2 percent adverse impact from foreign currency translation. Net new business growth was 9 percent and there was a negative 3 percent impact from rates and other market factors.

A significant part of International’s revenues are earned in currencies other than the US dollar. The US dollar has strengthened against a number of these currencies in 2010 compared with 2009, most notably the Euro, Venezuelan Bolivar Fuerte, Danish Kroner and Pound Sterling. The adverse impact of this strengthening was partly offset by the weakening of the US dollar against the Australian dollar. The net impact of these movements was a 2 percent reduction in 2010 revenues compared to 2009.

There were strong contributions to our organic growth from most regions, led by growth in Latin

America, Asia and Europe. In particular, there was good growth in:

•	Venezuela, Argentina, Brazil and Chile in Latin America;

•	China, Indonesia and Korea in Asia; and

•	Germany, Spain and Denmark in continental Europe, despite the challenging economic environment in this region.

There was further positive growth in our Eastern Europe operations in 2010, driven by a strong contribution from Russia.

Organic revenue growth was also positive in our UK and Irish retail operations, driven by new business growth in the UK as we begin to see signs of an improving economy. Our employee benefits practice, which represents approximately 10 percent of International commissions and fees, continued to perform well in 2010 with growth in the mid single digits.

Productivity in our International business, measured in terms of revenue per FTE employee, increased to

Willis Group Holdings plc

$160,000 for 2010 compared with $156,000 for 2009.

Client retention levels remained high at 92 percent for 2010.

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

A significant part of International’s revenues are earned in currencies other than the US dollar which strengthened significantly in 2009 on a year over year basis against a number of these currencies, most notably the Euro, Pound Sterling, Danish kroner and Australian dollar, consequently reducing

International revenues on a year over year basis when reported in US dollars.

Despite the slowdown of the global economy, International continued its organic growth. Excluding our UK and Irish retail divisions, organic revenue growth was 8 percent in 2009, with Latin America and Asia, led by Brazil, Columbia and China, all reporting strong organic growth. However, our UK and Irish retail division saw a 6 percent revenue decline, reflecting weak local economic conditions.

Client retention levels remained high at approximately 90 percent for 2009.

Operating margin

2010 compared with 2009

Operating margin in International was 26 percent in both 2010 and 2009, as the benefits of:

•	6 percent organic revenue growth; and

•	continued focus on disciplined expense management to drive future growth;

were offset by

•	an adverse impact from foreign currency translation, reflecting the negative impact of the weakening of the Euro and other currencies in which we earn a significant portion of our operating income against the US dollar;

•	increased incentive expenses, including amortization of cash retention award payments;

•	a reduction in investment income, driven by lower interest rates, particularly in the Euro zone; and

•	spending on initiatives to drive future growth, including a year on year increase in International headcount of approximately 200.

2009 compared with 2008

Operating margin in International was 26 percent in 2009 compared with 28 percent in 2008, as the benefits of:

•	strong organic revenue growth outside of Ireland; and

•	focused expense management including savings in discretionary costs driven by our Right Sizing Willis initiatives;

were more than offset by

•	increased pension expense for the UK pension plan;

•	a sharp reduction in investment income reflecting lower global interest rates; and

•	a weak performance by our Irish retail operations reflecting their difficult market conditions.

Business discussion

Corporate & Other

Corporate & Other includes the following:

	2010	2009	2008
	(millions)

Amortization of intangible assets	$(82)	$(100)	$(36)
Foreign exchange hedging	(16)	(42)	(13)
Foreign exchange on the UK pension plan asset	3	(6)	(34)
HRH integration costs	—	(18)	(5)
Net (loss) gain on disposal of operations	(2)	13	—
2008 expense review	—	—	(92)
Gain on disposal of London headquarters	—	—	7
Venezuela currency devaluation	(12)	—	—
Release of previously established legal provision	7	—	—
Redomicile of parent company costs	—	(6)	—
Other	(11)	(6)	(12)

	$(113)	$(165)	$(185)

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

Pension expense

We maintain defined benefit pension plans for employees in the US and UK. Both these plans are now closed to new entrants and, with effect from May 15, 2009 we closed our US defined benefit plan to future accrual. New entrants in the UK are offered the opportunity to join a defined contribution plan and in the United States are offered the opportunity to join a 401(k) plan. We also have smaller defined benefit schemes in Ireland, Germany, Norway and the Netherlands. These International schemes have combined total assets of $125 million and a combined net liability for pension benefits of $10 million as of December 31, 2010. Elsewhere, pension benefits are typically provided through defined contribution plans.

We make a number of assumptions when determining our pension liabilities and pension expense which are reviewed annually by senior management and changed where appropriate. The discount rate will be changed annually if underlying rates have moved whereas the expected long-term return on assets will be changed less frequently as longer term trends in asset returns emerge or long term target asset allocations are revised. Other material assumptions include rates of participant mortality, the expected long-term rate of compensation and pension increases and rates of employee termination.

We recorded a net pension charge on our UK and US defined benefit pension plans in 2010 of $29 million, compared with $32 million in 2009, a decrease of $3 million.

On our International defined benefit pension plans, we recorded a net pension charge of $6 million in 2010, compared with $10 million in 2009, a decrease of $4 million.

The UK plan charge was $3 million higher as the benefit of higher asset returns from higher asset levels was more than offset by:

•	a higher service cost reflecting higher inflation, the first full year of the salary sacrifice arrangement and a lower discount rate;

Willis Group Holdings plc

•	higher amortization of prior period losses; and

•	an increased interest cost.

The US pension charge was $6 million lower in 2010 compared with 2009 reflecting:

•	an increased asset return from a higher asset base;

•	a reduction in amortization of prior period losses; and

•	the first full year’s benefit from closing the scheme to future accrual in May 2009;

partly offset by

•	the non-recurrence of a $12 million curtailment gain in 2009.

Based on December 31, 2010 assumptions, we expect the net pension charge in 2011 to decrease by: $20 million for the UK plan; $1 million for the US plan; and a net $2 million for the International plans.

UK plan

Impact of a
	As disclosed	0.50 percentage	Impact of a
	using	point increase	0.50 percentage	One year
	December 31,	in the expected	point increase	increase in
	2010	rate of return	in the discount	mortality
	assumptions(i)	on assets(ii)	rate(ii)	assumption(ii)(iii)
(millions)

Estimated 2011 expense	$8	$(10)	$(16)	$6
Projected benefit obligation at December 31, 2010	1,906	n/a	(153)	39

(i)	Except for expected rate of return updated to 7.50%.

(ii)	With all other assumptions held constant.

(iii)	Assumes all plan participants are one year younger.

Expected long-term rates of return on plan assets are developed from the expected future returns of the various asset classes using the target asset allocations. The expected long-term rate of return used for determining the net UK pension expense in 2010 remained unchanged at 7.8 percent, equivalent to an expected return in 2010 of $141 million.

Effective January 1, 2011, the expected long-term rate of return was decreased to 7.50%, following a change in the underlying target asset mix.

The expected and actual returns on UK plan assets for the three years ended December 31, 2010 were as follows:

	Expected	Actual
	return on	return on
	plan assets	plan assets
	(millions)

2010	$141	$245
2009	127	234
2008	184	(509)

During the latter half of 2008 the value of assets held by our UK pension plan was significantly adversely affected by the turmoil in worldwide markets. The holdings of equity securities were particularly affected in 2008, but have recovered, to some extent, in 2009 and 2010.

Rates used to discount pension plan liabilities at December 31, 2010 were based on yields prevailing at that date of high quality corporate bonds of appropriate maturity. The selected rate used to discount UK plan liabilities was 5.5 percent compared with 5.8 percent at December 31, 2009 with the decrease reflecting a reduction in UK long-term bond rates in the latter part of 2010. This lower discount rate generated an actuarial loss of $84 million at December 31, 2010.

Mortality assumptions at December 31, 2010 were unchanged from December 31, 2009. The mortality assumption is the 100 percent PNA00 table without an age adjustment. As an indication of the longevity assumed, our calculations assume that a UK male retiree aged 65 at December 31, 2010 would have a life expectancy of 22 years.

Business discussion

US plan

Impact of a
	As disclosed	0.50 percentage	Impact of a
	using	point increase	0.50 percentage	One year
	December 31,	in the expected	point increase	increase in
	2010	rate of return	in the discount	mortality
	assumptions(i)	on assets(ii)	rate(ii)	assumption(ii)(iii)
(millions)

Estimated 2011 expense	$—	$(3)	$(1)	$2
Projected benefit obligation at December 31, 2010	756	n/a	(46)	22

(i)	Except for expected rate of return updated to 7.50%.

(ii)	With all other assumptions held constant.

(iii)	Assumes all plan participants are one year younger.

The expected long-term rate of return used for determining the net US pension scheme expense in 2010 was 8.0 percent, consistent with 2009. Effective January 1, 2011, the expected long-term rate of return was decreased to 7.50%, following a change in the underlying target asset mix.

The rate used to discount US plan liabilities at December 31, 2010 was 5.6 percent, determined based on expected plan cash flows discounted using a corporate bond yield curve, a small reduction from 6.1 percent at December 31, 2009.

The expected and actual returns on US plan assets for the three years ended December 31, 2010 were as follows:

	Expected	Actual
	return on	return on
	plan assets	plan assets
	(millions)

2010	$42	$70
2009	36	86
2008	47	(142)

As for the UK plan, the 2008 actual return on assets was adversely impacted by the turmoil in worldwide markets.

The mortality assumption at December 31, 2010 is the RP-2000 Mortality Table (blended for annuitants and non-annuitants), projected to 2011 by Scale AA

(December 31, 2009: projected to 2010 by Scale AA). As an indication of the longevity assumed, our calculations assume that a US male retiree aged 65 at December 31, 2010, would have a life expectancy of 19 years.

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

Client relationships acquired on the HRH acquisition are amortized over twenty years in line with the pattern in which the economic benefits of the client relationships are expected to be consumed. Over 80 percent of the client relationships intangible will have been amortized after 10 years. Non-compete agreements acquired in connection with the HRH acquisition were amortized over two years on a straight line basis. Intangible assets acquired in connection with other acquisitions are amortized over their estimated useful lives on a straight line basis. Goodwill is not subject to amortization.

To determine the allocation of intangible assets between goodwill and other intangible assets and the estimated useful lives in respect of the HRH

Willis Group Holdings plc

acquisition we considered a report produced by a qualified independent appraiser. The calculation of the allocation is subject to a number of estimates and assumptions. We base our allocation on assumptions we believe to be reasonable. However, changes in these estimates and assumptions could affect the allocation between goodwill and other intangible assets.

Goodwill impairment review

We review goodwill for impairment annually or whenever events or circumstances indicate impairment may have occurred. Application of the impairment test requires judgment, including:

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

We base our fair value estimates on assumptions we believe to be reasonable. However, changes in these estimates and assumptions could materially affect the determination of fair value and result in a goodwill impairment.

Our annual goodwill impairment analysis, which we performed during the fourth quarter of 2010, showed the estimated fair value of our reporting units was in excess of their carrying values, and therefore did not result in an impairment charge (2009: $nil, 2008: $nil).

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

At December 31, 2010, we had gross deferred tax assets of $294 million (2009: $390 million) against which a valuation allowance of $87 million (2009: $92 million) had been recognized. To the extent that:

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

Positions taken in our tax returns may be subject to challenge by the taxing authorities upon examination. We recognize the benefit of uncertain tax positions in the financial statements when it is more likely than not that the position will be sustained on examination by the tax authorities upon lapse of the relevant statute of limitations, or when positions are effectively settled. The benefit recognized is the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized on settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company adjusts its recognition of

Business discussion

these uncertain tax benefits in the period in which new information is available impacting either the recognition or measurement of its uncertain tax positions. In 2010, $7 million was released relating to uncertain tax positions due to the closure of the statute of limitations on assessments for previously unrecognized tax benefits. There was a similar

$11 million release of uncertain tax positions in 2009. The Company recognizes interest relating to unrecognized tax benefits and penalties within income taxes. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

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

NEW ACCOUNTING STANDARDS

There were no new accounting standards issued during the year that would have a significant impact on the Company’s reporting.

LIQUIDITY AND CAPITAL RESOURCES

Effective December 31, 2010, we changed the presentation of certain items on our balance sheet. Uncollected premiums from insureds and uncollected claims or refunds from insurers, previously reported within accounts receivable, are now recorded as fiduciary assets on the Company’s consolidated balance sheets. Unremitted insurance premiums and claims (‘fiduciary funds’) are also recorded within fiduciary assets. The obligations to remit these funds, previously reported within accounts payable, are now recorded as fiduciary liabilities on the Company’s consolidated balance sheets. Accordingly, prior year comparatives and commentary below have been recast to reflect this revised presentation.

We remain committed to our previously stated goals of ongoing debt repayment and returning capital to shareholders.

Consistent with this strategy, we are reviewing our current debt profile and, subject to prevailing market conditions, may seek to take advantage of attractive financing rates to reduce the cost and extend the maturity profile of our existing debt.

Such actions may include redemption of the entire $500 million in aggregate principal amount of 12.875 percent senior notes due 2016. If the 2016 senior notes are redeemed, we anticipate that we would incur a one-time pre-tax charge of approximately $180 million relating to the make-whole premium provided under the terms of the indenture governing the notes, as calculated at December 31, 2010.

Total debt as of December 31, 2010 decreased to $2.3 billion, compared with $2.4 billion at December 31, 2009.

In 2010, we made $110 million of mandatory repayments against the 5-year term loan, thereby reducing the outstanding balance as at December 31, 2010 to $411 million. We also repurchased the remaining $90 million of 5.125% senior notes due July 2010 and repaid in full a $9 million fixed rate loan due 2010.

In August 2010, we entered into a new revolving credit facility agreement under which a further $200 million is available. This facility is in addition

Willis Group Holdings plc

to the remaining availability under our previously existing $300 million revolving credit facility.

In addition, in June 2010, we entered into an additional facility solely for the use of our main UK regulated entity under which a further $20 million would be available in certain exceptional circumstances. This facility is secured against the freehold of the UK regulated entity’s freehold property in Ipswich.

At December 31, 2010, we have $nil outstanding under both the $200 million and the $20 million facilities and $90 million outstanding under our pre-existing $300 million facility, compared with $nil at December 31, 2009.

At December 31, 2010 the only mandatory debt repayments falling due over the next 12 months are scheduled repayments on our $700 million 5-year term loan totaling $110 million.

Liquidity

Our principal sources of liquidity are cash from operations, cash and cash equivalents of $316 million at December 31, 2010 and remaining availability of $430 million under our revolving credit facilities.

As of December 31, 2010, our short-term liquidity requirements consisted of:

•	payment of interest on debt and $110 million of mandatory repayments under our 5-year term loan;

•	capital expenditure; and

•	working capital.

Our long-term liquidity requirements consist of:

•	the principal amount of outstanding notes; and

•	borrowings under our 5-year term loan and revolving credit facility.

Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for at least the next 12 months.

We continue to identify and implement further actions to control costs and enhance our operating performance, including future cash flow.

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

Own funds

As of December 31, 2010, we had cash and cash equivalents of $316 million, compared with $221 million at December 31, 2009 and $430 million of the total $520 million under our revolving credit facilities remained available to draw.

Operating activities

2010 compared to 2009

Net cash provided by operations was $489 million in 2010 compared with $419 million in 2009.

The $70 million increase in 2010 compared with 2009 primarily reflected the benefits of:

Business discussion

•	a $141 million increase in net income from continuing operations before the non-cash charges for: amortization of intangible assets; amortization of cash retention award payments; provision for deferred taxation; the Venezuela currency devaluation in January 2010; and share-based compensation;

partly offset by

•	increased pension scheme contributions of $130 million in 2010, compared with $82 million in 2009; and

•	the timing of cash collections and other working capital movements.

2009 compared to 2008

Net cash provided by operations was $419 million in 2009 compared with $253 million in 2008. The $166 million increase between 2008 and 2009 mainly reflects:

•	a $161 million increase in net income before the non-cash charges for: amortization of intangible assets; amortization of cash retention award payments; provision for deferred taxation; and share-based compensation; and

•	a $72 million reduction in pension scheme contributions to $82 million in 2009, compared with $154 million in 2008;

partly offset by

•	the timing of cash collections and other working capital movements, including a year over year negative impact from foreign currency translation.

Pension contributions

UK Plan

We made total cash contributions to our UK defined benefit pension plan of $88 million in 2010, (including amounts in respect of the salary sacrifice contributions) compared with $49 million in 2009 and $140 million in 2008.

The additional $39 million cash contribution in 2010 reflects an additional payment required under the UK plan’s funding strategy which we are required to agree with the plan’s trustees.

The funding strategy was agreed in February 2009 and requires full year contributions to the UK plan of $39 million for 2009 through 2012, excluding amounts in respect of the salary sacrifice scheme. In addition, if certain funding targets were not met at the beginning of any of the following years, 2010 through 2012, a further contribution of $39 million would be required for that year.

In 2010, the additional funding requirement was triggered and we expect to make a similar additional contribution in 2011. A similar, additional contribution may also be required for 2012, depending on actual performance against funding targets at the beginning of 2012.

US Plan

We made total cash contributions to our US defined benefit pension plan of $30 million in 2010, compared with $27 million in 2009 and $8 million in 2008.

For the US plan, expected contributions are the contributions we will be required to make under

US pension legislation based on our December 31, 2010 balance sheet position. We currently expect to contribute $30 million in 2011.

International Plans

We made cash contributions to our International defined benefit pension plans of $12 million in 2010, compared with $6 million in both 2009 and 2008.

In 2011, we expect to contribute approximately $6 million to our International plans.

Willis Group Holdings plc

Investing activities

2010 compared to 2009

Total net cash outflow from investing activities was $94 million in 2010 compared with an inflow of $102 million in 2009 mainly reflecting:

•	the $155 million received in December 2009 from the reorganization of Gras Savoye, less a $42 million payment in January 2009 for an additional investment in Gras Savoye made in December 2008;

•	the year over year decrease of $42 million in net proceeds from sale of operations, mainly attributable to the second quarter 2009 disposal of Bliss & Glennon;

•	the 2009 proceeds from the sale of short-term investments of $21 million; and

•	a $21 million increase in cash payments in 2010 for acquisitions of subsidiaries, mainly reflecting payments in respect of prior year acquisitions.

2009 compared to 2008

Total net cash inflow from investing activities was $102 million in 2009 compared with an outflow of $1,033 million in 2008, primarily reflecting:

•	the $926 million net cash outflow attributable to the HRH acquisition in 2008;

•	$113 million cash received in 2009 in respect of investments in associates, compared with $31 million paid in 2008. The 2009 receipt includes $155 million from the reorganization of Gras Savoye, less $42 million settled in January 2009 for an additional investment in Gras Savoye made in December 2008; and

•	a $40 million increase in net proceeds from sale of operations, mainly attributable to the second quarter 2009 disposal of Bliss & Glennon.

Financing activities

2010 compared to 2009

Net cash used in financing activities was $293 million in 2010 compared with $516 million in 2009.

The net decrease in cash used in financing activities of $223 million was mainly attributable to:

•	a $90 million increase in the drawdown against our revolving credit facilities; and

•	a $880 million reduction in debt repayments, largely due to the 2009 repayment/refinancing of

$750 million of the then outstanding interim credit facility;

partly offset by

•	the 2009 proceeds, net of issuance costs, from issuing senior notes of $778 million to finance debt repayments.

2009 compared to 2008

Net cash used in financing activities was $516 million in 2009 compared with an inflow of $808 million in 2008.

In March 2009, we issued $500 million of senior unsecured notes due 2016 at 12.875%.

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

Business discussion

In December 2009, we applied the net cash proceeds of $155 million from the Gras Savoye transaction, together with other cash in hand, to reduce the balance outstanding on the 5-year term loan by approximately $180 million to

$521 million, of which $27 million related to our first mandatory debt repayment.

As of December 31, 2009, there were no amounts outstanding under our $300 million revolving credit facility (2008: $nil).

Share buybacks

We did not buyback any shares in 2010 or 2009. There remains $925 million under the current buyback authorization.

In 2008, we repurchased 2.3 million shares at a cost of $75 million.

In 2009, the Company filed a Tender Offer Statement with the SEC to repurchase for cash options to purchase Company shares. The tender offer expired on August 6, 2009. Approximately 1.6 million options to purchase Company shares were repurchased at an average per share price of $2.04.

Dividends

Cash dividends paid in 2010 were $176 million compared with $174 million in 2009 and $146 million in 2008.

The $2 million increase in 2010, compared with 2009 is driven by the small increase in share count during the year.

The $28 million increase in 2009, compared with 2008, primarily reflects dividend payments on the 24 million additional shares issued in connection with the fourth quarter 2008 acquisition of HRH.

In February 2011, we declared a quarterly cash dividend of $0.26 per share, an annual rate of $1.04 per share.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as at December 31, 2010 are presented below:

			Payments due
Obligations	Total	2011	by 2012- 2013	2014- 2015	After 2015
	(millions)

5-year term loan facility expires 2013	$411	$110	$301	$—	$—
Interest on term loan	19	9	10	—	—
Revolving $300 million credit facility	90	—	90	—	—
6.000% loan notes due 2012	4	—	4	—	—
5.625% senior notes due 2015	350	—	—	350	—
Fair value adjustments on 5.625% senior notes due 2015	12	—	—	12	—
12.875% senior notes due 2016	500	—	—	—	500
6.200% senior notes due 2017	600	—	—	—	600
7.000% senior notes due 2019	300	—	—	—	300
Interest on senior notes	867	142	285	285	155

Total debt and related interest	3,153	261	690	647	1,555
Operating leases(i)	1,295	157	202	143	793
Pensions	417	119	238	60	—
Other contractual obligations(ii)	127	32	7	12	76

Total contractual obligations	$4,992	$569	$1,137	$862	$2,424

(i)	Presented gross of sublease income.

(ii)	Other contractual obligations include capital lease commitments, put option obligations and investment fund capital call obligations, the timing of which are included at the earliest point they may fall due.

Willis Group Holdings plc

Debt obligations and facilities

The Company’s debt and related interest obligations at December 31, 2010 are shown in the above table.

During 2010, the Company entered into a new revolving credit facility agreement under which a further $200 million is available and a new UK facility under which a further $20 million is available. As at December 31, 2010 no drawings had been made on either facility.

These facilities are in addition to the remaining availability of $210 million (2009: $300 million)

under the Company’s previously existing $300 million revolving credit facility.

The only mandatory repayment of debt over the next 12 months is the scheduled repayment of $110 million current portion of the Company’s 5-year term loan. We also have the right, at our option, to prepay indebtedness under the credit facility without further penalty and to redeem the senior notes at our option by paying a ‘make whole’ premium as provided under the applicable debt instrument.

Operating leases

The Company leases certain land, buildings and equipment under various operating lease arrangements. Original non-cancellable lease terms typically are between 10 and 20 years and may contain escalation clauses, along with options that permit early withdrawal. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease.

As of December 31, 2010, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross rental	Rentals from	Net rental
	commitments	subleases	commitments
	(millions)

2011	$157	$(16)	$141
2012	115	(13)	102
2013	87	(11)	76
2014	73	(11)	62
2015	70	(10)	60
Thereafter	793	(42)	751

Total	$1,295	$(103)	$1,192

The Company leases its London headquarters building under a 25-year operating lease, which expires in 2032. The Company’s contractual obligations in relation to this commitment included in the table above total $744 million (2009: $785 million). Annual rentals are $31 million per year and the Company has subleased approximately 25 percent of the premises under leases up to 15 years. The amounts receivable from subleases, included in the table above, total $87 million (2009: $100 million; 2008: $106 million).

Rent expense amounted to $131 million for the year ended December 31, 2010 (2009: $154 million; 2008: $151 million). The Company’s rental income from subleases was $22 million for the year ended December 31, 2010 (2009: $21 million; 2008: $22 million).

Pensions

Contractual obligations for our pension plans reflect the contributions we expect to make over the next five years into our US and UK plans. These contributions are based on current funding positions and may increase or decrease dependent on the future performance of the two plans.

In the UK, we are required to agree a funding strategy for our UK defined benefit plan with the plan’s trustees. In February 2009, we agreed to make full year contributions to the UK plan of $39 million for 2009 through 2012, excluding amounts in respect of the salary sacrifice scheme. In addition, if certain funding targets were not met at the beginning of any of the following years, 2010 through 2012, a further contribution of $39 million would be required for that year. In 2010, the

Business discussion

additional funding requirement was triggered and we expect to make a similar additional contribution in 2011. A similar, additional contribution may also be required for 2012, depending on actual performance against funding targets at the beginning of 2012.

The total contributions for all plans are currently estimated to be approximately $125 million in 2011, including amounts in respect of the salary sacrifice scheme.

Guarantees

Guarantees issued by certain of Willis Group Holdings’ subsidiaries with respect to the senior notes and revolving credit facilities are discussed in Note 18 — Debt in these consolidated financial statements.

Certain of Willis Group Holdings’ subsidiaries have given the landlords of some leasehold properties occupied by the Company in the United Kingdom and the United States guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $855 million and $903 million at December 31, 2010 and 2009, respectively.

In addition, the Company has given guarantees to bankers and other third parties relating principally to letters of credit amounting to $11 million and $5 million at December 31, 2010 and 2009, respectively. Willis Group Holdings also guarantees certain of its UK and Irish subsidiaries’ obligations to fund the UK and Irish defined benefit pension plans.

Other contractual obligations

For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell (a put option) their shares to the Company at various dates in the future. Generally, the exercise price of such put options and call options is formula-based (using revenues and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates, the potential amount payable from these options is not expected to exceed $40 million (2009: $49 million).

In December 2009, the Company made a capital commitment of $25 million to Trident V, LP, an investment fund managed by Stone Point Capital. In July 2010, we withdrew from Trident V, LP and subscribed to Trident V Parallel Fund, LP (with the total capital commitment remaining the same). As at December 31, 2010 there had been approximately $1 million of capital contributions.

Other contractual obligations at December 31, 2010 also include the capital lease on the Company’s Nashville property of $63 million, payable from 2012 onwards.

OFF BALANCE SHEET TRANSACTIONS

Apart from commitments, guarantees and contingencies, as disclosed in Note 20 to the Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations or liquidity.

Willis Group Holdings plc

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

A discussion of our accounting policies for financial and derivative instruments is included in Note 2 — Basis of Presentation and Significant Accounting Policies of Notes to the Consolidated Financial Statements, and further disclosure is provided in Note 24 — Derivative Financial Instruments and Hedging Activities.

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

The table below gives an approximate analysis of revenues and expenses by currency in 2010.

	US	Pounds		Other
	Dollars	Sterling	Euros	currencies

Revenues	60%	8%	13%	19%
Expenses	53%	23%	9%	15%

Our principal exposures to foreign exchange risk arise from:

•	our London market operations; and

•	translation.

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

Market risk

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

	Settlement date before December 31,
	2011		2012		2013
		Average		Average		Average
	Contract	contractual	Contract	contractual	Contract	contractual
December 31, 2010	amount	exchange rate	amount	exchange rate	amount	exchange rate
	(millions)		(millions)		(millions)

Foreign currency sold
US dollars sold for sterling	$209	$1.53 = £1	$91	$1.51 = £1	$15	$1.49 = £1
Euro sold for US dollars	86	€1 = $1.40	61	€1 = $1.39	10	€1 = $1.38
Japanese yen sold for US dollars	26	¥91.69 = $1	23	¥86.38 = $1	15	¥82.38 = $1

Total	$321		$175		$40

Fair Value(1)	$3		$3		$—

	Settlement date before December 31,
	2010		2011		2012		2013
		Average		Average		Average		Average
	Contract	contractual	Contract	contractual	Contract	contractual	Contract	contractual
December 31, 2009	amount	exchange rate	amount	exchange rate	amount	exchange rate	amount	exchange rate
	(millions)		(millions)		(millions)		(millions)

Foreign currency sold
US dollars sold for sterling	$168	$1.77 = £1	$63	$1.57 = £1	$30	$1.52 = £1	—	n/a
Euro sold for US dollars	84	€1 = $1.42	63	€1 = $1.41	38	€1 = $1.42	—	n/a
Japanese yen sold for US dollars	24	¥97.03 = $1	21	¥92.89 = $1	11	¥88.73 = $1	2	¥83.95 = $1

Total	$276		$147		$79		$2

Fair Value(1)	$(15)		$—		$1		$—

(1)	Represents the difference between the contract amount and the cash flow in US dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2010 or 2009 at the forward exchange rates prevailing at that date.

Income earned within foreign subsidiaries outside of the UK is generally offset by expenses in the same local currency but the Company does have exposure to foreign exchange movements on the net income of these entities. The Company does not hedge net income earned within foreign subsidiaries outside of the UK.

Interest rate risk management

Our operations are financed principally by $1,750 million fixed rate senior notes issued by subsidiaries and $411 million under a 5-year term loan facility. Of the fixed rate senior notes,

$350 million are due 2015, $500 million are due 2016, $600 million are due 2017 and $300 million are due 2019. The 5-year term loan facility amortizes at the rate of $27 million per quarter. As of

Willis Group Holdings plc

December 31, 2010 we had access to, $520 million under revolving credit facilities of which $90 million has been drawn. The interest rate applicable to the bank borrowing is variable according to the period of each individual drawdown.

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

During the year ended December 31, 2010, the Company entered into a series of interest rate swaps for a total notional amount of $350 million to receive a fixed rate and pay a variable rate on a semi-annual basis, with a maturity date of July 15, 2015. The Company has designated and accounts for these instruments as fair value hedges against its $350 million 5.625% senior notes due 2015. The fair values of the interest rate swaps are included within other assets or other liabilities and the fair value of the hedged element of the senior notes is included within the principal amount of the debt.

The table below provides information about our derivative instruments and other financial instruments that are sensitive to changes in interest rates. For interest rate swaps, the table presents notional principal amounts and average interest rates analyzed by expected maturity dates. Notional principal amounts are used to calculate the contractual payments to be exchanged under the contracts. The duration of interest rate swaps varies between one and five years, with re-fixing periods of three to six months. Average fixed and variable rates are, respectively, the weighted-average actual and market rates for the interest hedges in place. Market rates are the rates prevailing at December 31, 2010 or 2009, as appropriate.

Market risk

	Expected to mature before December 31,
								Fair
December 31, 2010	2011	2012	2013	2014	2015	Thereafter	Total	Value(i)
	($ millions, except percentages)

Fixed rate debt
Principal ($)		4			350	1,400	1,754	2,059
Fixed rate payable		6.00%			5.63%	8.56%	8.14%
Floating rate debt
Principal ($)	110	109	282				501	501
Variable rate payable	2.70%	3.05%	3.53%				3.36%
Interest rate swaps
Variable to Fixed(ii)
Principal ($)	240	40	225	220			725	11
Fixed rate receivable	4.14%	1.84%	2.31%	1.81%			2.44%
Variable rate payable	0.65%	0.78%	1.07%	2.51%			1.33%
Principal (£)	56	74	50	49			229	3
Fixed rate receivable	5.77%	4.18%	2.28%	2.44%			3.16%
Variable rate payable	0.93%	1.52%	1.81%	2.86%			1.88%
Principal (€)	53	31	46	25			155	1
Fixed rate receivable	4.19%	1.99%	1.86%	2.12%			2.18%
Variable rate payable	1.30%	1.60%	1.74%	2.39%			1.81%
Fixed to Variable(iii)
Principal (€)					350		350	14
Fixed rate payable					2.71%		2.71%
Variable rate receivable					2.04%		2.04%

(i)	Represents the net present value of the expected cash flows discounted at current market rates of interest or quoted market rates as appropriate.

(ii)	Excludes accrued interest of $3 million, which is recorded in prepayments and accrued income in other assets.

(iii)	Excludes accrued interest of $3 million, which is recorded in accrued interest payable in other liabilities.

	Expected to mature before December 31,						Fair
December 31, 2009	2010	2011	2012	2013	Thereafter	Total	Value(i)
	($ millions, except percentages)

Fixed rate debt
Principal ($)	99		4		1,750	1,853	2,088
Fixed rate payable	5.13%		6.00%		8.14%	8.12%
Floating rate debt
Principal ($)	110	109	110	192		521	521
Variable rate payable	2.85%	3.54%	4.17%	4.54%		4.16%
Interest rate swaps(ii)
Principal ($)	235	240	40	90		605	17
Fixed rate receivable	5.20%	4.37%	1.84%	2.80%		4.72%
Variable rate payable	0.54%	1.10%	2.34%	2.77%		1.85%
Principal (£)	77	58	61			196	7
Fixed rate receivable	5.21%	5.71%	4.90%			5.23%
Variable rate payable	0.86%	1.25%	2.44%			1.78%
Principal (€)	16	57	18			91	2
Fixed rate receivable	4.30%	4.08%	2.30%			3.55%
Variable rate payable	1.19%	1.48%	2.22%			1.69%

(i)	Represents the net present value of the expected cash flows discounted at current market rates of interest or quoted market rates as appropriate.

(ii)	Excludes accrued interest of $4 million, which is recorded in prepayments and accrued income in other assets.

Willis Group Holdings plc

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Willis Group Holdings Public Limited Company
Dublin, Ireland

We have audited the accompanying consolidated balance sheets of Willis Group Holdings Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Willis Group Holdings Public Limited Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte LLP
London, United Kingdom
February 25, 2011

Willis Group Holdings plc

CONSOLIDATED STATEMENTS OF OPERATIONS

		Years ended December 31,
	Note	2010	2009	2008
		(millions, except per share data)

REVENUES
Commissions and fees		$3,300	$3,210	$2,744
Investment income		38	50	81
Other income		1	3	2

Total revenues		3,339	3,263	2,827

EXPENSES
Salaries and benefits	3	(1,873)	(1,827)	(1,638)
Other operating expenses		(566)	(591)	(603)
Gain on disposal of London headquarters		—	—	7
Depreciation expense	10	(63)	(64)	(54)
Amortization of intangible assets	12	(82)	(100)	(36)
Net (loss) gain on disposal of operations	6	(2)	13	—

Total expenses		(2,586)	(2,569)	(2,324)

OPERATING INCOME		753	694	503
Interest expense	18	(166)	(174)	(105)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		587	520	398
Income taxes	7	(140)	(96)	(97)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES		447	424	301
Interest in earnings of associates, net of tax	13	23	33	22

INCOME FROM CONTINUING OPERATIONS		470	457	323
Discontinued operations, net of tax		—	2	1

NET INCOME		470	459	324
Less: net income attributable to noncontrolling interests		(15)	(21)	(21)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$455	$438	$303

AMOUNTS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS SHAREHOLDERS
Income from continuing operations, net of tax		$455	$436	$302
Income from discontinued operations, net of tax		—	2	1

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$455	$438	$303

EARNINGS PER SHARE — BASIC AND DILUTED	8
BASIC EARNINGS PER SHARE
— Continuing operations		$2.68	$2.60	$2.04

DILUTED EARNINGS PER SHARE
— Continuing operations		$2.66	$2.58	$2.04

CASH DIVIDENDS DECLARED PER SHARE		$1.04	$1.04	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

Financial statements

CONSOLIDATED BALANCE SHEETS

		December 31,
	Note	2010	2009(i)
		(millions, except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents		$316	$221
Accounts receivable, net	16	839	816
Fiduciary assets	9	9,569	9,659
Deferred tax assets	7	36	81
Other current assets	14	340	198

Total current assets		11,100	10,975

NON-CURRENT ASSETS
Fixed assets, net	10	381	352
Goodwill	11	3,294	3,277
Other intangible assets, net	12	492	572
Investments in associates	13	161	156
Deferred tax assets	7	7	3
Pension benefits asset	17	179	69
Other non-current assets	14	233	221

Total non-current assets		4,747	4,650

TOTAL ASSETS		$15,847	$15,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$9,569	$9,659
Deferred revenue and accrued expenses		298	301
Income taxes payable		57	46
Short-term debt and current portion of long-term debt	18	110	209
Deferred tax liabilities	7	9	5
Other current liabilities	15	266	278

Total current liabilities		10,309	10,498

NON-CURRENT LIABILITIES
Long-term debt	18	2,157	2,165
Liability for pension benefits	17	164	187
Deferred tax liabilities	7	83	26
Provisions for liabilities	19	179	226
Other non-current liabilities	15	347	294

Total non-current liabilities		2,930	2,898

Total Liabilities		13,239	13,396

(i)	The 2009 balance sheet has been recast to conform to the current year presentation. See Note 2 — Basis of Presentation and Significant Accounting Policies for details

(Continued on next page)

Willis Group Holdings plc

CONSOLIDATED BALANCE SHEETS (Continued)

		December 31,
	Note	2010	2009(i)
		(millions, except share data)

COMMITMENTS AND CONTINGENCIES	20
EQUITY
Shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued and outstanding, 170,883,865 Shares in 2010 and 168,661,172 Shares in 2009. Shares, €1 nominal value; Authorized: 40,000; Issued and outstanding, 40,000 shares in 2010 and 2009		$—	$—
Additional paid-in capital		985	918
Retained earnings		2,136	1,859
Accumulated other comprehensive loss, net of tax	21	(541)	(594)
Treasury shares, at cost, 46,408 Shares in 2010 and 54,310 Shares in 2009 and 40,000 shares, €1 nominal value, in 2010 and 2009		(3)	(3)

Total Willis Group Holdings stockholders’ equity		2,577	2,180
Noncontrolling interests	22	31	49

Total Equity		2,608	2,229

TOTAL LIABILITIES AND EQUITY		$15,847	$15,625

(i)	The 2009 balance sheet has been recast to conform to the current year presentation. See Note 2 — Basis of Presentation and Significant Accounting Policies for details

The accompanying notes are an integral part of these consolidated financial statements.

Financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years ended December 31,
	Note	2010	2009(i)	2008(i)
		(millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$470	$459	$324
Adjustments to reconcile net income to total net cash provided by operating activities:
Income from discontinued operations		—	(2)	(1)
Net loss (gain) on disposal of operations, fixed and intangible assets and short-term investments		3	(14)	(2)
Gain on disposal of London headquarters		—	—	(7)
Depreciation expense		63	64	54
Amortization of intangible assets		82	100	36
Release of provision for doubtful accounts		—	(1)	(8)
Provision for deferred income taxes		77	(21)	46
Excess tax benefits from share-based payment arrangements		(2)	(1)	(6)
Share-based compensation	4	47	39	40
Undistributed earnings of associates		(18)	(21)	(13)
Non-cash Venezuela currency devaluation		12	—	—
Effect of exchange rate changes on net income		6	(4)	56
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Fiduciary assets		70	773	(745)
Fiduciary liabilities		(70)	(773)	745
Other assets		(266)	(28)	(352)
Other liabilities		60	(192)	58
Movement on provisions		(45)	44	28

Net cash provided by continuing operating activities		489	422	253
Net cash used in discontinued operating activities		—	(3)	—

Total net cash provided by operating activities		489	419	253

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		10	20	6
Additions to fixed assets		(83)	(96)	(94)
Acquisitions of subsidiaries, net of cash acquired		(21)	—	(940)
Acquisition of investments in associates		(1)	(42)	(31)
Investment in Trident V Parallel Fund, LP		(1)	—	—
Proceeds from reorganization of investments in associates	6	—	155	—
Proceeds from sale of continuing operations, net of cash disposed		2	4	11
Proceeds from sale of discontinued operations, net of cash disposed		—	40	—
Proceeds on sale of short-term investments		—	21	15

Total net cash (used in) provided by investing activities		(94)	102	(1,033)

(i)	The 2009 and 2008 Consolidated Statements of Cash Flows have been recast to conform to the new balance sheet presentation. See Note 2 — Basis of Presentation and Significant Accounting Policies for details

(continued on next page)

Willis Group Holdings plc

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		Years ended December 31,
	Note	2010	2009(i)	2008(i)
		(millions)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM OPERATING AND INVESTING ACTIVITIES		$395	$521	$(780)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	18	90	—	—
Proceeds from issue of short-term debt, net of debt issuance costs		—	—	1,026
Proceeds from issue of long-term debt, net of debt issuance costs		—	—	643
Repayments of debt	18	(209)	(1,089)	(641)
Senior notes issued, net of debt issuance costs		—	778	—
Repurchase of shares		—	—	(75)
Proceeds from issue of shares		36	18	15
Excess tax benefits from share-based payment arrangements		2	1	6
Dividends paid		(176)	(174)	(146)
Acquisition of noncontrolling interests		(10)	(33)	(7)
Dividends paid to noncontrolling interests		(26)	(17)	(13)

Total net cash (used in) provided by financing activities		(293)	(516)	808

INCREASE IN CASH AND CASH EQUIVALENTS		102	5	28
Effect of exchange rate changes on cash and cash equivalents		(7)	11	(23)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		221	205	200

CASH AND CASH EQUIVALENTS, END OF YEAR		$316	$221	$205

(i)	The 2009 and 2008 Consolidated Statements of Cash Flows have been recast to conform to the new balance sheet presentation. See Note 2 — Basis of Presentation and Significant Accounting Policies for details

The accompanying notes are an integral part of these consolidated financial statements.

Financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME

		December 31,
	Note	2010	2009	2008
		(millions, except share data)

SHARES OUTSTANDING (thousands)
Balance, beginning of year		168,661	166,758	143,094
Shares issued		14	486	24,720
Repurchase of shares		—	—	(2,270)
Exercise of stock options and release of non-vested shares		2,209	1,417	1,214

Balance, end of year		170,884	168,661	166,758

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		$918	$886	$41
Issue of shares under employee stock compensation plans and related tax benefits		37	18	20
Repurchase of shares		—	—	(55)
Issue of shares for acquisitions		1	12	840
Share-based compensation		47	39	40
Acquisition of noncontrolling interests		(18)	(33)	—
Repurchase of out of the money options		—	(4)	—

Balance, end of year		985	918	886

RETAINED EARNINGS
Balance, beginning of year		1,859	1,593	1,463
Net income attributable to Willis Group Holdings(a)		455	438	303
Dividends		(178)	(172)	(154)
Repurchase of shares		—	—	(19)

Balance, end of year		2,136	1,859	1,593

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance, beginning of year		(594)	(630)	(153)
Foreign currency translation adjustment(b)		(6)	27	(89)
Unrealized holding gain (loss)(c)		2	(1)	—
Pension funding adjustment(d)		51	(33)	(355)
Net gain (loss) on derivative instruments(e)		6	43	(33)

Balance, end of year	21	(541)	(594)	(630)

TREASURY SHARES
Balance, beginning of year		(3)	(4)	(4)
Shares reissued under stock compensation plans		—	1	—

Balance, end of year		(3)	(3)	(4)

TOTAL WILLIS GROUP HOLDINGS SHAREHOLDERS’ EQUITY		$2,577	$2,180	$1,845

NONCONTROLLING INTERESTS
Balance, beginning of year		$49	$50	$48
Net income		15	21	21
Dividends		(26)	(17)	(13)
Purchase of subsidiary shares from noncontrolling interests, net		(5)	(10)	(4)
Additional noncontrolling interests		—	5	—
Foreign currency translation		(2)	—	(2)

Balance, end of year		31	49	50

TOTAL EQUITY		$2,608	$2,229	$1,895

TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS (a+b+c+d+e)		$508	$474	$(174)

The accompanying notes are an integral part of these consolidated financial statements.

Willis Group Holdings plc

1.	NATURE OF OPERATIONS

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

Redomicile to Ireland

On September 24, 2009, Willis Group Holdings was incorporated in Ireland, in order to effectuate the change of the place of incorporation of the parent company of the Group. Willis Group Holdings operated as a wholly-owned subsidiary of Willis-Bermuda until December 31, 2009, when the outstanding common shares of Willis-Bermuda were canceled and Willis Group Holdings issued ordinary shares with substantially the same rights and preferences on a one-for-one basis to the holders of the Willis-Bermuda common shares that were canceled. Upon completion of this transaction, Willis Group Holdings replaced Willis-Bermuda as the ultimate parent company and Willis-Bermuda became a wholly-owned subsidiary of Willis Group Holdings. On July 29, 2010 Willis-Bermuda was liquidated.

This transaction was accounted for as a merger between entities under common control; accordingly, the historical financial statements of Willis-Bermuda for periods prior to this transaction are considered to be the historical financial statements of Willis Group Holdings. No changes in capital structure, assets or liabilities resulted from this transaction, other than Willis Group Holdings has provided a guarantee of amounts due under certain borrowing arrangements of one of its subsidiaries as described in Note 28.

Balance sheet presentation

Further to the Company’s redomiciliation to Ireland at the end of 2009, the Group is required to file consolidated financial statements for fiscal year 2010 with the Irish regulator. These consolidated financial statements are prepared under US GAAP and also incorporate additional Irish Companies Act disclosures. To facilitate this process, the Group has decided to incorporate these requirements within its US filings and consequently has recast the presentation of its 2010 and 2009 consolidated balance sheets. In addition, the company has taken the opportunity to provide additional disclosure within the consolidated balance sheet of the Group’s non-fiduciary balances and the further distinction between those assets and liabilities that are expected to be realized within or later than twelve months of the balance sheet date. The Company believes this amended presentation better reflects the Company’s liquidity position and exposures to credit risk.

The 2009 and 2008 consolidated statements of cash flows have been recast to conform with the new balance sheet presentation.

Significant Accounting Policies

These consolidated financial statements conform to accounting principles generally accepted in the United States of America (‘US GAAP’). Presented below are summaries of significant accounting policies followed in the preparation of the consolidated financial statements.

Notes to the financial statements

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the year. In the preparation of these consolidated financial statements, estimates and assumptions have been made by management concerning: the valuation of intangible assets and goodwill (including those acquired through business combinations); the selection of useful lives of fixed and intangible assets; impairment testing; provisions necessary for accounts receivable, commitments and contingencies and accrued liabilities; long-term asset returns, discount rates and mortality rates in order to estimate pension liabilities and pension expense; income tax valuation allowances; and other similar evaluations. Actual results could differ from the estimates underlying these consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of time deposits with original maturities of three months or less.

Fiduciary Assets and Fiduciary Liabilities

In its capacity as an insurance agent or broker, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurers; the Company also collects claims or refunds from insurers on behalf of insureds.

Fiduciary Assets

Effective December 31, 2010, the Company changed the presentation of its fiduciary balances. Uncollected premiums from insureds and uncollected claims or refunds from insurers, previously held within accounts receivable, are now recorded as fiduciary assets on the Company’s consolidated balance sheets. Unremitted insurance premiums and claims (‘fiduciary funds’) are also recorded within fiduciary assets.

Willis Group Holdings plc

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fiduciary Liabilities

The obligations to remit these funds to insurers or insureds are recorded as fiduciary liabilities on the Company’s consolidated balance sheets. The period for which the Company holds such funds is dependent upon the date the insured remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer. Balances arising from insurance brokerage transactions are reported as separate assets or liabilities unless such balances are due to or from the same party and a right of offset exists, in which case the balances are recorded net.

Fiduciary Funds

Fiduciary funds represent unremitted premiums received from insureds and unremitted claims received from insurers. Fiduciary funds are generally required to be kept in certain regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity; such funds are not available to service the Company’s debt or for other corporate purposes. Notwithstanding the legal relationships with clients and insurers, the Company is entitled to retain investment income earned on fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds.

Included in fiduciary funds are cash and cash equivalents consisting primarily of time deposits. The debt securities are classified as available-for-sale. Accordingly, they are recorded at fair market value with unrealized holding gains and losses reported, net of tax, as a component of other comprehensive income.

In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. Such advances are made from fiduciary funds and are reflected in the accompanying consolidated balance sheets as fiduciary assets.

Accounts Receivable

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

Notes to the financial statements

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Leases

Rentals payable on operating leases are charged straight line to expenses over the lease term as the rentals become payable.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. The Company reviews goodwill for impairment annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. In testing for impairment, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the amount of an impairment loss, if any, is calculated by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

Acquired intangible assets are amortized over the following periods:

		Expected
	Amortization basis	life (years)

Acquired intangible assets	Straight line	10
Acquired HRH customer relationships	In line with underlying cashflows	20
Acquired HRH non-compete agreements	Straight line	2
Acquired HRH trade names	Straight line	4

Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

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

Derivative Financial Instruments

The Company uses derivative financial instruments for other than trading purposes to alter the risk profile of an existing underlying exposure. Interest rate swaps are used to manage interest risk exposures. Forward foreign currency exchange contracts are used to manage currency exposures arising from future income and expenses. The fair values of derivative contracts are recorded in other assets and other liabilities. The effective portions of changes in the fair value of derivatives that qualify for hedge accounting as cash flow hedges are recorded in other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. If the derivative is designated as and qualifies as an

Willis Group Holdings plc

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

effective fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. Changes in fair value of derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness on those that do qualify, are recorded in other operating expenses or interest expense as appropriate.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and capital loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the enactment date changes. Deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. The Company adjusts valuation allowances to measure deferred tax assets at the amount considered realizable in future periods if the Company’s facts and assumptions change. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. The Company recognizes the benefit of uncertain tax positions in the financial statements when it is more likely than not that the position will be sustained on examination by the tax authorities upon lapse of the relevant statute of limitations, or when positions are effectively settled. The benefit recognized is the largest amount of tax benefit that is greater than 50 percent likely to be realized on settlement with the tax authorities, assuming full knowledge of the position and all relevant facts. The Company adjusts its recognition of these uncertain tax benefits in the period in which new information is available impacting either the recognition or measurement of its uncertain tax positions. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

The Company recognizes interest and penalties relating to unrecognized tax benefits within income taxes.

Provisions for Liabilities

The Company is subject to various actual and potential claims, lawsuits and other proceedings. The Company records liabilities for such contingencies including legal costs when it is probable that a liability has been incurred before the balance sheet date and the amount can be reasonably estimated. To the extent such losses can be recovered under the Company’s insurance programs, estimated recoveries are recorded when losses for insured events are recognized and the recoveries are likely to be realized. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. The Company analyzes its litigation exposure based on available information, including consultation with outside counsel handling the defense of these matters, to assess its potential liability. Contingent liabilities are not discounted.

Pensions

The Company has two principal defined benefit pension plans which cover the majority of employees in the United States and United Kingdom. Both these plans are now closed to new entrants. New entrants in the

Notes to the financial statements

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fees for risk management and other services are recognized as the services are provided. Negotiated fee arrangements for an agreed period covering multiple insurance placements, the provision of risk management and/or other services are determined, contract by contract, on the basis of the relative fair value of the services completed and the services yet to be rendered. The Company establishes contract cancellation reserves where appropriate: at December 31, 2010, 2009 and 2008, such amounts were not material.

Investment income is recognized as earned.

Willis Group Holdings plc

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3.	EMPLOYEES

The average number of persons, including Executive Directors, employed by the Company is as follows:

	Years ended December 31,
	2010	2009	2008

Global	3,810	3,657	3,510

North America	6,577	6,962	5,608
International	6,714	6,514	6,348

Total Retail	13,291	13,476	11,956

Total average number of employees for the year	17,101	17,133	15,466

Salaries and benefits expense comprises the following:

	Years ended December 31,
	2010	2009	2008
	(millions)

Salaries and other compensation awards including amortization of cash retention awards of $119 million, $88 million and $58 million (see below)	$1,623	$1,570	$1,446
Share-based compensation	47	39	40
Severance costs	15	24	26
Social security costs	119	117	109
Retirement benefits — defined benefit plan expense (income)	35	42	(19)
Retirement benefits — defined contribution plan expense	34	35	36

Total salaries and benefits expense	$1,873	$1,827	$1,638

Severance Costs

The Company incurred severance costs of $15 million in the year ended December 31, 2010 (2009: $24 million; 2008: $26 million) relating to approximately 550 positions (2009: 450 positions; 2008: 100 positions) that have been, or are in the process of being, eliminated as part of the Company’s continuing focus on managing expense. Severance costs for these employees were recognized pursuant to the terms of their existing benefit arrangements or employment agreements.

Cash Retention Awards

The Company makes annual cash retention awards to its employees. Employees must repay a proportionate amount of these awards if they voluntarily leave the Company’s employ (other than in the event of retirement or permanent disability) before a certain time period, currently up to three years. The Company makes cash payments to its employees in the year it grants these retention awards and recognizes these payments ratably over the period they are subject to repayment, beginning in the quarter in which the award is made. The unamortized portion of cash retention awards is recorded within other assets.

Notes to the financial statements

3.	EMPLOYEES (Continued)

The following table sets out the amount of cash retention awards made and the related amortization of those awards for the years ended December 31, 2010, 2009 and 2008:

	Years ended December 31,
	2010	2009	2008
	(millions)

Cash retention awards made	$196	$148	$74
Amortization of cash retention awards included in salaries and benefits	119	88	58

Unamortized cash retention awards totaled $173 million as of December 31, 2010 (2009: $98 million; 2008: $41 million).

4.	SHARE-BASED COMPENSATION

On December 31, 2010, the Company had a number of open share-based compensation plans, which provide for the grant of time-based and performance-based options, restricted stock units and various other share-based grants to employees. All of the Company’s share-based compensation plans under which any options, restricted stock units or other share-based grants are outstanding as at December 31, 2010 are described below. The compensation cost that has been charged against income for those plans for the year ended December 31, 2010 was $47 million (2009: $39 million; 2008: $40 million). The total income tax benefit recognized in the statement of operations for share-based compensation arrangements for the year ended December 31, 2010 was $14 million (2009: $12 million; 2008: $12 million).

2001 Share Purchase and Option Plan

This plan, which was established on May 3, 2001, provides for the granting of time-based options, restricted stock units and various other share-based grants at fair market value to employees of the Company. There are 25,000,000 shares available for grant under this plan. Options are exercisable on a variety of dates, including from the first, second, third, sixth or eighth anniversary of grant, although for certain options the exercisable date may accelerate depending on the achievement of certain performance goals. The Board of Directors has adopted several sub-plans under the 2001 plan to provide employee sharesave schemes in the UK, Ireland and internationally. Unless terminated sooner by the Board of Directors, the 2001 Plan (and all sub-plans) will expire 10 years after the date of its adoption. That termination will not affect the validity of any grant outstanding at that date.

2008 Share Purchase and Option Plan

This plan, which was established on April 23, 2008, provides for the granting of time and performance-based options, restricted stock units and various other share-based grants at fair market value to employees of the Company. There are 8,000,000 shares available for grant under this plan. Options are exercisable on a variety of dates, including from the third, fourth or fifth anniversary of grant. Unless terminated sooner by the Board of Directors, the 2008 Plan will expire 10 years after the date of its adoption. That termination will not affect the validity of any grant outstanding at that date.

HRH Option Plans

Options granted under the Hilb Rogal and Hamilton Company 2000 Stock Incentive Plan (‘HRH 2000 Plan’) and the Hilb Rogal & Hobbs Company 2007 Stock Incentive Plan (the ‘HRH 2007 Plan’) were converted into options to acquire shares of Willis Group Holdings. No further grants are to be made under the HRH 2000 Plan. Willis is authorized to grant equity awards under the HRH 2007 Plan until 2017 to employees who were formerly employed by HRH and to new employees who have joined Willis or one of its subsidiaries since October 1, 2008, the date that the acquisition of HRH was completed.

Willis Group Holdings plc

4.	SHARE-BASED COMPENSATION (Continued)

Employee Stock Purchase Plans

The Company has adopted the Willis Group Holdings 2001 North America Employee Share Purchase Plan, expiring May 31, 2011 and the Willis Group Holdings 2010 North America Employee Stock Purchase Plan. They provide certain eligible employees to the Company’s subsidiaries in the US and Canada the ability to contribute payroll deductions to the purchase of Willis Shares at the end of each offering period.

The Company may also issue 245,000 Shares to directors upon exercise of options.

Option Valuation Assumptions

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock. With effect from January 1, 2006, the Company uses the simplified method set out in Accounting Standard Codification (‘ASC’) 718-10-S99 to derive the expected term of options granted. The risk-free rate for periods within the expected life of the option is based on the US Treasury yield curve in effect at the time of grant.

	Years ended December 31,
	2010	2009	2008

Expected volatility	30.4%	32.4%	30.0%
Expected dividends	3.4%	3.9%	2.5%
Expected life (years)	5	5	4
Risk-free interest rate	2.2%	3.0%	3.9%

Notes to the financial statements

4.	SHARE-BASED COMPENSATION (Continued)

A summary of option activity under the plans at December 31, 2010, and changes during the year then ended is presented below:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
(Options in thousands)	Options	Price(i)	Contractual Term	Value
				(millions)

Time-based stock options
Balance, beginning of year	13,398	$32.23
Granted	466	$27.41
Exercised	(1,463)	$26.25
Forfeited	(831)	$33.45
Expired	(121)	$29.89

Balance, end of year	11,449	$32.73	4 years	$36

Options vested or expected to vest at December 31, 2010	11,183	$32.85	4 years	$34
Options exercisable at December 31, 2010	7,939	$33.04	3 years	$23
Performance-based stock options
Balance, beginning of year	8,869	$32.67
Granted	1,252	$28.17
Exercised	(1)	$3.12
Forfeited	(671)	$31.75

Balance, end of year	9,449	$32.14	6 years	$31

Options vested or expected to vest at December 31, 2010	5,403	$30.52	6 years	$26
Options exercisable at December 31, 2010	—	—	—	$—

(i)	Certain options are exercisable in pounds sterling and are converted to dollars using the exchange rate at December 31, 2010.

The weighted average grant-date fair value of time-based options granted during the year ended December 31, 2010 was $5.25 (2009: $5.87; 2008: $6.20). The total intrinsic value of options exercised during the year ended December 31, 2010 was $8 million (2009: $3 million; 2008: $7 million). At December 31, 2010 there was $17 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under time-based stock option plans; that cost is expected to be recognized over a weighted average period of 1 year.

The weighted average grant-date fair value of performance-based options granted during the year ended December 31, 2010 was $7.11 (2009: $5.89; 2008: $9.37). The total intrinsic value of options exercised during the year ended December 31, 2010 was $nil (2009: $1 million; 2008: $3 million). At December 31, 2010 there was $37 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under performance-based stock option plans; that cost is expected to be recognized over a weighted-average period of 2 years.

Willis Group Holdings plc

4.	SHARE-BASED COMPENSATION (Continued)

A summary of restricted stock unit activity under the Plans at December 31, 2010, and changes during the year then ended is presented below:

		Weighted Average
		Grant Date
(Units awarded in thousands)	Shares	Fair Value

Nonvested shares (restricted stock units)
Balance, beginning of year	2,204	$28.88
Granted	466	$32.32
Vested	(745)	$31.17
Forfeited	(127)	$28.89

Balance, end of year	1,798	$28.82

The total number of restricted stock units vested during the year ended December 31, 2010, was 744,633 shares at an average share price of $32.17 (2009: 550,224 shares at an average share price of $24.53). At December 31, 2010 there was $15 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the plan: that cost is expected to be recognized over a weighted average period of 1 year.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2010 was $37 million (2009: $19 million; 2008: $11 million). The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $10 million for the year ended December 31, 2010 (2009: $5 million; 2008: $7 million).

5.	AUDITORS’ REMUNERATION

An analysis of auditors’ remuneration is as follows:

	Years ended December 31,
	2010	2009	2008
	(thousands)

Audit fees(i)	$6,024	$5,981	$5,767
Audit related fees(ii)	207	132	76
Tax fees(iii)	193	33	336
Other services provided by Group auditors(iv)	1,145	20	—

Total auditors’ remuneration	$7,569	$6,166	$6,179

(i)	Fees for the audits of the Company’s annual financial statements and reviews of the financial statements included in the Company’s quarterly reports for that fiscal year, services relating to the Company’s registration statements and US Generally Accepted Accounting Principles (‘US GAAP’) accounting consultations and Sarbanes-Oxley Section 404 work.

(ii)	Audit related fees relate primarily to professional services such as employee benefit plan audits and non-statutory audits.

(iii)	Tax fees comprise fees for various tax compliance engagements.

(iv)	All other fees relate primarily to assistance with regulatory inquiries and other advisory services.

6.	NET (LOSS) GAIN ON DISPOSAL OF OPERATIONS

Total proceeds for 2010 were $4 million, comprising $2 million relating to 2010 disposals of operations and $2 million of deferred proceeds relating to prior year. A loss on disposal of $2 million is recorded in the consolidated statements of operations for the year ended December 31, 2010.

Notes to the financial statements

6.	NET (LOSS) GAIN ON DISPOSAL OF OPERATIONS (Continued)

Total proceeds from the disposal of operations for 2009 were $315 million, including $281 million for 18 percent of the Group’s 49 percent interest in Gras Savoye and $39 million for 100 percent of Bliss & Glennon. A gain on disposal of $13 million is recorded in the statement of consolidated operations for the year ended December 31, 2009, of which $10 million relates to Gras Savoye as shown below.

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

Total proceeds for 2008 were $11 million, comprising $7 million relating to 2008 disposal of operations and $4 million of deferred proceeds relating to prior years. There was no net gain on disposal in the consolidated statement of operations.

7.	INCOME TAXES

An analysis of income from continuing operations before income taxes and interest in earnings of associates by location of the taxing jurisdiction is as follows:

	Years ended December 31,
	2010	2009	2008
		(millions)

Ireland	$3	$(2)	$18
US	84	6	19
UK	183	204	125
Other jurisdictions	317	312	236

Income from continuing operations before incomes taxes and interest in earnings of associates	$587	$520	$398

Willis Group Holdings plc

7.	INCOME TAXES (Continued)

The provision for income taxes by location of the taxing jurisdiction consisted of the following:

	Years ended December 31,
	2010	2009	2008
	(millions)

Current income taxes:
Irish corporation tax	$1	$—	$2
US federal tax	(30)	41	(10)
US state and local taxes	—	18	2
UK corporation tax	54	17	(2)
Other jurisdictions	41	52	61

Total current taxes	66	128	53

Non-current taxes:
US federal tax	(3)	(9)	(2)
US state and local taxes	(3)	(2)	—
Other jurisdictions	3	—	—

Total non-current taxes	(3)	(11)	(2)

Deferred taxes:
US federal tax	57	(24)	10
US state and local taxes	9	(3)	—
UK corporation tax	3	1	38
Other jurisdictions	8	5	(2)

Total deferred taxes	77	(21)	46

Total income taxes	$140	$96	$97

Notes to the financial statements

7.	INCOME TAXES (Continued)

The reconciliation between US federal income taxes at the statutory rate and the Company’s provision for income taxes on continuing operations is as follows:

	Years ended December 31,
	2010	2009	2008
	(millions, except percentages)

Income from continuing operations before income taxes and interest in earnings of associates	$587	$520	$398

US federal statutory income tax rate	35%	35%	35%

Income tax expense at US federal tax rate	205	182	140
Adjustments to derive effective rate:
Non-deductible expenditure	7	4	4
Movement in provision for non-current taxes	(3)	(11)	(2)
Release of provision for unremitted earnings	—	(27)	—
Impact of change in tax rate on deferred tax balances	(4)	—	—
Adjustment in respect of prior periods	(22)	(6)	1
Non-deductible Venezuelan foreign exchange loss	4	—	—
Non-taxable profit on disposal of Gras Savoye	1	(3)	—
Effect of foreign exchange and other differences	(15)	—	—
Other	—	2	(7)
Tax differentials of foreign earnings:
UK earnings	(13)	(13)	(8)
Other jurisdictions and US state taxes	(20)	(32)	(31)

Provision for income taxes	$140	$96	$97

Willis Group Holdings plc

7.	INCOME TAXES (Continued)

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

	December 31,
	2010	2009
	(millions)

Deferred tax assets:
Accrued expenses not currently deductible	$34	$131
US state net operating losses	47	34
UK net operating losses	2	2
Other net operating losses	3	—
UK capital losses	49	56
Accrued retirement benefits	62	52
Deferred compensation	46	68
Stock options	51	47

Gross deferred tax assets	294	390
Less: valuation allowance	(87)	(92)

Net Deferred tax assets	$207	$298

Deferred tax liabilities:
Cost of intangible assets, net of related amortization	$155	$220
Cost of tangible assets, net of related depreciation	25	—
Prepaid retirement benefits	50	—
Accrued revenue not currently taxable	7	—
Cash retention award	10	—
Tax-leasing transactions	3	4
Financial derivative transactions	6	3
Other	—	18

Deferred tax liabilities	256	245

Net deferred tax (liabilities) assets	$(49)	$53

Notes to the financial statements

7.	INCOME TAXES (Continued)

	December 31,
	2010	2009
	(millions)

Balance sheet classifications:
Current:
Deferred tax assets	$36	$81
Deferred tax liabilities	(9)	(5)

Net current deferred tax assets	27	76

Non-current:
Deferred tax assets	7	3
Deferred tax liabilities	(83)	(26)

Net non-current deferred tax liabilities	(76)	(23)

Net deferred tax (liability) asset	$(49)	$53

At December 31, 2010, the Company had valuation allowances of $87 million (2009: $92 million) to reduce its deferred tax assets to estimated realizable value. The valuation allowances at December 31, 2010 relate to the deferred tax assets arising from UK capital loss carryforwards ($49 million) and other net operating losses ($1 million), which have no expiration date and to the deferred tax assets arising from US State net operating losses ($37 million). Capital loss carryforwards can only be offset against future UK capital gains.

		Additions/
		(releases)
	Balance at	charged to		Foreign
	beginning	costs and	Deductions / Other	exchange	Balance at
Description	of year	expenses	movements	differences	end of year
	(millions)

Year ended December 31, 2010
Deferred tax valuation allowance	$92	$—	$(4)	$(1)	$87

Year ended December 31, 2009
Deferred tax valuation allowance	85	—	2	5	92

Year ended December 31, 2008
Deferred tax valuation allowance	$69	$34	$—	$(18)	$85

At December 31, 2010, the Company had deferred tax assets of $207 million (2009: $298 million), net of the valuation allowance. Management believes, based upon the level of historical taxable income and projections for future taxable income, it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

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

Willis Group Holdings plc

7.	INCOME TAXES (Continued)

with taxes substantially offset by foreign tax credits. It is not practical to determine the amount of unrecognized deferred tax liabilities for temporary differences related to these investments.

Unrecognized tax benefits

Total unrecognized tax benefits as at December 31, 2010, totaled $13 million. During the next 12 months it is reasonably possible that the Company will recognize approximately $1 million of tax benefits related to the release of provisions no longer required due to either settlement through negotiation or closure of the statute of limitations on assessment.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2010	2009	2008
	(millions)

Balance at January 1	$17	$33	$20
Reductions due to a lapse of the applicable statute of limitation	(7)	(11)	(5)
Adjustment to assessment of acquired HRH balances	—	(8)	—
Increase of HRH opening balances	—	—	15
Other movements	3	3	3

Balance at December 31	$13	$17	$33

All of the unrecognized tax benefits at December 31, 2010 would, if recognized, favorably affect the effective tax rate in future periods.

The Company files tax returns in the various tax jurisdictions in which it operates. The 2006 US tax year closed in 2010 upon the expiration of the statute of limitations on assessment. US tax returns have been filed timely. The Company has received notice that the IRS will be examining the 2009 tax return. The Company has not extended the federal statute of limitations for assessment in the US.

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

For the year ended December 31, 2010, time-based and performance-based options to purchase 11.5 million and 9.4 million (2009: 13.4 million and 8.9 million; 2008: 16.9 million and 5.8 million) shares, respectively, and 1.8 million restricted stock units (2009: 2.2 million; 2008: 1.4 million), respectively, were outstanding.

Notes to the financial statements

8.	EARNINGS PER SHARE (Continued)

Basic and diluted earnings per share are as follows:

	Years ended December 31,
	2010	2009	2008
	(millions, except per share data)

Net income attributable to Willis Group Holdings	$455	$438	$303

Basic average number of shares outstanding	170	168	148
Dilutive effect of potentially issuable shares	1	1	—

Diluted average number of shares outstanding	171	169	148

Basic earnings per share:
Continued operations	$2.68	$2.60	$2.04
Discontinued operations	—	0.01	0.01

Net income attributable to Willis Group Holdings shareholders	$2.68	$2.61	$2.05

Dilutive effect of potentially issuable shares	(0.02)	(0.02)	—

Diluted earnings per share:
Continued operations	$2.66	$2.58	$2.04
Discontinued operations	—	0.01	0.01

Net income attributable to Willis Group Holdings shareholders	$2.66	$2.59	$2.05

Options to purchase 13.9 million shares for the year ended December 31, 2010 were not included in the computation of the dilutive effect of stock options because the effect was antidilutive (2009: 16.1 million shares; 2008: 22.1 million shares).

9.	FIDUCIARY ASSETS

The Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurers; the Company also collects claims or refunds from insurers on behalf of insureds. Uncollected premiums from insureds and uncollected claims or refunds from insurers (‘fiduciary receivables’) are recorded as fiduciary assets on the Company’s consolidated balance sheets. Unremitted insurance premiums and claims (‘fiduciary funds’) are also recorded within fiduciary assets.

Fiduciary assets therefore comprise both receivables and funds held in a fiduciary capacity.

Fiduciary funds, consisting primarily of time deposits with original maturities of less than or equal to three months, were $1,764 million as of December 31, 2010 (2009: $1,683 million). Accrued interest on funds is recorded as other assets.

Consolidation of fiduciary funds

The financial statements as at December 31, 2010 and 2009 reflect the consolidation of one Variable Interest Entity (‘VIE’), a UK non-statutory trust that was established in January 2005 following the introduction of statutory regulation of insurance in the UK by the Financial Services Authority. The regulation requires that all fiduciary funds collected by an insurance broker such as the Company be paid into a non-statutory trust designed to give additional credit protection to the clients and insurance carriers of the Company. This trust restricts the financial instruments in which such funds may be invested and affects the timing of transferring commission from fiduciary funds to own funds.

Willis Group Holdings plc

9.	FIDUCIARY ASSETS (Continued)

As of December 31, 2010, the fair value of the fiduciary funds in the VIE was $976 million (2009: $903 million) and the fair value of the associated liabilities was $976 million (2009: $903 million). There are no assets of the Company that serve as collateral for the VIE.

10.	FIXED ASSETS, NET

An analysis of fixed asset activity for the years ended December 31, 2010 and 2009 are as follows:

		Leasehold
	Land and	improvements	Furniture and
	buildings(i)	(millions)	equipment	Total

Cost: at January 1, 2009	$41	$148	$359	$548
Additions	—	23	73	96
Disposals	—	(8)	(65)	(73)
Foreign exchange	4	11	23	38

Cost: at December 31, 2009	45	174	390	609
Additions	24	13	69	106
Disposals	—	(4)	(45)	(49)
Foreign exchange	(2)	(1)	(9)	(12)

Cost: at December 31, 2010	$67	$182	$405	$654

Depreciation: at January 1, 2009	$(14)	$(27)	$(195)	$(236)
Depreciation expense provided	(2)	(12)	(50)	(64)
Disposals	—	5	56	61
Foreign exchange	(2)	(2)	(14)	(18)

Depreciation: at December 31, 2009	(18)	(36)	(203)	(257)
Depreciation expense provided	(2)	(12)	(49)	(63)
Disposals	—	2	39	41
Foreign exchange	1	—	5	6

Depreciation: at December 31, 2010	$(19)	$(46)	$(208)	$(273)

Net book value:
At December 31, 2009	$27	$138	$187	$352

At December 31, 2010	$48	$136	$197	$381

(i)	Included within land and buildings are assets held under capital leases. At December 31, 2010, cost and accumulated depreciation were $23 million and $1 million respectively (2009: $nil and $nil respectively; 2008: $nil and $nil respectively). Depreciation in the year ended December 31, 2010 was $1 million (2009: $nil; 2008: $nil).

11.	GOODWILL

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Goodwill is not amortized but is subject to impairment testing annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable.

The Company’s annual goodwill impairment tests for 2010 and prior years have not resulted in an impairment charge (2009: $nil; 2008: $nil).

Notes to the financial statements

11.	GOODWILL (Continued)

When a business entity is sold, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it is included.

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2010 and 2009 are as follows:

		North
	Global	America	International	Total
	(millions)

Balance at January 1, 2009	$1,046	$1,810	$419	$3,275
Goodwill acquired during 2009	4	1	14	19
Purchase price allocation adjustments	24	(4)	—	20
Goodwill disposed of during 2009	—	(27)	(1)	(28)
Foreign exchange	(9)	—	—	(9)

Balance at December 31, 2009	$1,065	$1,780	$432	$3,277
Purchase price allocation adjustments	—	6	—	6
Other movements(i)	—	(3)	—	(3)
Foreign exchange	(2)	—	16	14

Balance at December 31, 2010	$1,063	$1,783	$448	$3,294

(i)	North America — tax benefit arising on the exercise of fully vested HRH stock options which were issued as part of the acquisition of HRH in 2008.

12.	OTHER INTANGIBLE ASSETS, NET

Other intangible assets are classified into the following categories:

•	‘Customer and Marketing Related’, including

•	client relationships,

•	client lists,

•	non-compete agreements,

•	trade names; and

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.

The major classes of amortizable intangible assets are as follows:

	December 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
			(millions)

Customer and Marketing Related:
Client Relationships	$695	$(207)	$488	$691	$(138)	$553
Client Lists	9	(7)	2	9	(6)	3
Non-compete Agreements	36	(36)	—	36	(23)	13
Trade Names	11	(10)	1	11	(10)	1

Total Customer and Marketing Related	751	(260)	491	747	(177)	570

Contract based, Technology and Other	4	(3)	1	4	(2)	2

Total amortizable intangible assets	$755	$(263)	$492	$751	$(179)	$572

Willis Group Holdings plc

12.	OTHER INTANGIBLE ASSETS, NET (Continued)

The aggregate amortization of intangible assets for the year ended December 31, 2010 was $82 million (2009: $100 million; 2008: $36 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

(millions)

2011	$67
2012	60
2013	52
2014	45
2015	38
Thereafter	230

Total	$492

13.	INVESTMENTS IN ASSOCIATES

The Company holds a number of investments which it accounts for using the equity method. The Company’s approximate interest in the outstanding stock of the more significant associates is as follows:

		December 31,
	Country	2010	2009

Al-Futtaim Willis Co. L.L.C.	Dubai	49%	49%
GS & Cie Groupe	France	31%	31%

The Company’s principal investment as of December 31, 2010 and 2009 is GS & Cie Groupe (‘Gras Savoye’), France’s leading insurance broker.

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

As a result of the December 2009 leveraged transaction the Company recognized a gain of $10 million in the consolidated statement of operations for the year ended December 31, 2009 from the reduction of its interest in Gras Savoye from 49 percent to 31 percent. The Company received total proceeds of $281 million, comprising cash and interest bearing vendor loans and convertible bonds issued by Gras Savoye. See Note 6 — Net (Loss) Gain on Disposal of Operations for an analysis of the proceeds and the calculation of the gain.

The carrying amount of the Gras Savoye investment as of December 31, 2010 includes goodwill of $88 million (2009: $94 million) and interest bearing vendor loans and convertible bonds issued by Gras Savoye of $44 million and $78 million respectively (2009: $46 million and $78 million, respectively).

Notes to the financial statements

13.	INVESTMENTS IN ASSOCIATES (Continued)

As of December 31, 2010 and 2009, the Company’s other investments in associates, individually and in the aggregate, were not material to the Company’s operations.

Unaudited condensed financial information for associates, in the aggregate, as of and for the three years ended December 31, 2010, is presented below. For convenience purposes: (i) balance sheet data has been translated to US dollars at the relevant year-end exchange rate, and (ii) condensed statements of operations data has been translated to US dollars at the relevant average exchange rate.

	2010	2009	2008
	(millions)

Condensed statements of operations data(i):
Total revenues	$510	$534	$574
Income before income taxes	61	96	86
Net income	43	64	51
Condensed balance sheets data(i):
Total assets	2,043	2,204	1,538
Total liabilities	(1,825)	(1,767)	(1,262)
Stockholders’ equity	(218)	(437)	(276)

(i)	Disclosure is based on the Company’s best estimate of the results of its associates and is subject to change upon receipt of their financial statements for 2010.

For the year ended December 31, 2010, the Company recognized $5 million (2009: $12 million; 2008: $9 million) in respect of dividends received from associates.

14.	OTHER ASSETS

An analysis of other assets is as follows:

	December 31,
	2010	2009
	(millions)

Other current assets
Unamortized cash retention awards	$125	$66
Prepayments and accrued income	73	59
Income taxes receivable	69	—
Derivatives	17	9
Debt issuance costs	8	8
Other receivables	48	56

Total other current assets	$340	$198

Other non-current assets
Deferred compensation plan assets	$114	$107
Unamortized cash retention awards	48	32
Derivatives	30	26
Debt issuance costs	27	35
Other receivables	14	21

Total other non-current assets	$233	$221

Total other assets	$573	$419

Willis Group Holdings plc

15.	OTHER LIABILITIES

An analysis of other liabilities is as follows:

	December 31,
	2010	2009
	(millions)

Other current liabilities
Accrued dividends payable	$46	$44
Other taxes payable	41	46
Accounts payable	39	27
Accrued interest payable	21	27
Derivatives	6	18
Other payables	113	116

Total other current liabilities	$266	$278

Other non-current liabilities
Incentives from lessors	$150	$133
Deferred compensation plan liability	120	115
Capital lease obligation	23	—
Derivatives	6	5
Other payables	48	41

Total other non-current liabilities	$347	$294

Total other liabilities	$613	$572

16.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are stated at estimated net realizable values. The allowances shown below as at the end of each period are recorded as the amounts considered by management to be sufficient to meet probable future losses related to uncollectible accounts.

		Additions/
	Balance	(releases)			Balance
	at	charged to	Deductions/	Foreign	at
	beginning	costs and	Other	exchange	end of
Description	of year	expenses	movements	differences	year
	(millions)

Year ended December 31, 2010
Allowance for doubtful accounts	$16	$—	$(4)	$—	$12
Year ended December 31, 2009
Allowance for doubtful accounts	$20	$(1)	$(4)	$1	$16
Year ended December 31, 2008
Allowance for doubtful accounts	$20	$(3)	$7	$(4)	$20

17.	PENSION PLANS

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

Notes to the financial statements

17.	PENSION PLANS (Continued)

which it operates. Elsewhere, pension benefits are typically provided through defined contribution plans. It is the Company’s policy to fund pension costs as required by applicable laws and regulations.

Effective May 15, 2009, the Company closed the US defined benefit plan to future accrual. Consequently, a curtailment gain of $12 million was recognized during the year ended December 31, 2009.

At December 31, 2010, the Company recorded, on the Consolidated Balance Sheets:

•	a pension benefit asset of $179 million (2009: $69 million) in respect of the UK defined benefit pension plan; and

•	a total liability for pension benefits of $164 million (2009: $187 million) representing:

•	$154 million (2009: $157 million) in respect of the US defined benefit pension plan; and

•	$10 million (2009: $30 million) in respect of the International defined benefit pension plans.

UK and US defined benefit plans

The following schedules provide information concerning the Company’s UK and US defined benefit pension plans as of and for the years ended December 31:

	UK Pension Benefits		US Pension Benefits
	2010	2009	2010	2009
	(millions)

Change in benefit obligation:
Benefit obligation, beginning of year	$1,811	$1,386	$686	$649
Service cost	37	28	—	7
Interest cost	100	96	40	40
Employee contributions	2	4	—	—
Actuarial loss	84	208	57	19
Benefits paid	(72)	(62)	(27)	(25)
Foreign currency changes	(56)	151	—	—
Curtailment	—	—	—	(4)

Benefit obligations, end of year	1,906	1,811	756	686

Change in plan assets:
Fair value of plan assets, beginning of year	1,880	1,497	529	441
Actual return on plan assets	245	234	70	86
Employee contributions	2	4	—	—
Employer contributions	88	47	30	27
Benefits paid	(72)	(62)	(27)	(25)
Foreign currency changes	(58)	160	—	—

Fair value of plan assets, end of year	2,085	1,880	602	529

Funded status at end of year	$179	$69	$(154)	$(157)

Components on the Consolidated Balance Sheets:
Pension benefits asset	$179	$69	$—	$—
Liability for pension benefits	—	—	(154)	(157)

Willis Group Holdings plc

17.	PENSION PLANS (Continued)

Amounts recognized in accumulated other comprehensive loss consist of:

	UK Pension Benefits		US Pension Benefits
	2010	2009	2010	2009
		(millions)

Net actuarial loss	$571	$648	$169	$143
Prior service gain	(30)	(36)	—	—

The accumulated benefit obligations for the Company’s UK and US defined benefit pension plans were $1,906 million and $756 million, respectively (2009: $1,811 million and $686 million, respectively).

The components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the UK and US defined benefit plans are as follows:

	Years Ended December 31,
	UK Pension Benefits			US Pension Benefits
	2010	2009	2008	2010	2009	2008
	(millions)

Components of net periodic benefit cost:
Service cost	$37	$28	$35	$—	$7	$23
Interest cost	100	96	114	40	40	38
Expected return on plan assets	(141)	(127)	(184)	(42)	(36)	(47)
Amortization of unrecognized prior service gain	(5)	(5)	(3)	—	—	(1)
Amortization of unrecognized actuarial loss	37	33	—	3	8	—
Curtailment gain	—	—	—	—	(12)	—

Net periodic benefit cost (income)	$28	$25	$(38)	$1	$7	$13

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gain) loss	$(20)	$102	$445	$29	$(31)	$165
Amortization of unrecognized actuarial loss(i)	(37)	(33)	—	(3)	(12)	—
Prior service gain	—	—	(33)	—	—	(6)
Amortization of unrecognized prior service gain	5	5	3	—	—	1
Curtailment gain	—	—	—	—	12	—

Total recognized in other comprehensive (loss) income	$(52)	$74	$415	$26	$(31)	$160

Total recognized in net periodic benefit cost and other comprehensive income	$(24)	$99	$377	$27	$(24)	$173

(i)	2009 US Pension Benefits figure includes $4 million due to curtailment.

Notes to the financial statements

17.	PENSION PLANS (Continued)

The estimated net loss and prior service cost for the UK and US defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are:

	UK Pension	US Pension
	Benefits	Benefits
	(millions)

Estimated net loss	$30	$3
Prior service gain	5	—

The following schedule provides other information concerning the Company’s UK and US defined benefit pension plans:

	Years Ended December 31,
	UK Pension		US Pension
	Benefits		Benefits
	2010	2009	2010	2009

Weighted-average assumptions to determine benefit obligations:
Discount rate	5.5%	5.8%	5.6%	6.1%
Rate of compensation increase	2.6%	2.5%	N/A	N/A

Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	5.8%	6.5%	6.1%	6.3%
Expected return on plan assets	7.8%	7.8%	8.0%	8.0%
Rate of compensation increase	2.5%	3.5%	N/A	N/A

The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The expected returns on UK plan assets are: UK and foreign equities 8.85 percent, debt securities 5.10 percent and real estate 5.80 percent. The expected returns on US plan assets are: US and foreign equities 10.25 percent and debt securities 4.75 percent.

The Company’s pension plan asset allocations based on fair values were as follows:

	Years Ended December 31,
	UK Pension		US Pension
	Benefits		Benefits
Asset Category	2010	2009	2010	2009

Equity securities	51%	57%	54%	58%
Debt securities	24%	25%	45%	42%
Hedge funds	20%	15%	—	—
Real estate	4%	3%	—	—
Cash	1%	—	1%	—

Total	100%	100%	100%	100%

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

Willis Group Holdings plc

17.	PENSION PLANS (Continued)

Fair Value Hierarchy

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value:

•	Level 1: refers to fair values determined based on quoted market prices in active markets for identical assets;

•	Level 2: refers to fair values estimated using observable market based inputs or unobservable inputs that are corroborated by market data; and

•	Level 3: includes fair values estimated using unobservable inputs that are not corroborated by market data.

The following tables present, at December 31, 2010 and 2009, for each of the fair value hierarchy levels, the Company’s UK pension plan assets that are measured at fair value on a recurring basis.

	UK Pension Plan
December 31, 2010	Level 1	Level 2	Level 3	Total
	(millions)

Equity securities:
US equities	$421	$90	$—	$511
UK equities	303	97	—	400
Other equities	—	149	—	149
Fixed income securities:
US Government bonds	49	—	—	49
UK Government bonds	348	—	—	348
Other Government bonds	17	—	—	17
UK corporate bonds	57	—	—	57
Other corporate bonds	14	—	—	14
Derivatives	—	22	—	22
Real estate	—	—	83	83
Cash	31	—	—	31
Other investments:
Hedge funds	—	—	415	415
Other	—	(13)	2	(11)

Total	$1,240	$345	$500	$2,085

Notes to the financial statements

17.	PENSION PLANS (Continued)

	UK Pension Plan
December 31, 2009	Level 1	Level 2	Level 3	Total
	(millions)

Equity securities:
US equities	$348	$80	$—	$428
UK equities	264	302	—	566
Other equities	—	83	—	83
Fixed income securities:
US Government bonds	51	—	—	51
UK Government bonds	330	—	—	330
Other Government bonds	21	—	—	21
UK corporate bonds	56	—	—	56
Other corporate bonds	16	—	—	16
Derivatives	—	(17)	—	(17)
Real estate	—	—	54	54
Cash	11	—	—	11
Other investments:
Hedge funds	—	—	272	272
Other	—	7	2	9

Total	$1,097	$455	$328	$1,880

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

The following tables present, at December 31, 2010 and 2009, for each of the fair value hierarchy levels, the Company’s US pension plan assets that are measured at fair value on a recurring basis.

	US Pension Plan
December 31, 2010	Level 1	Level 2	Level 3	Total
	(millions)

Equity securities:
US equities	$201	$—	$—	$201
Non US equities	127	—	—	127
Fixed income securities:
US Government bonds	112	—	—	112
US corporate bonds	111	—	—	111
Non US Government bonds	47	—	—	47
Cash	—	5	—	5
Other investments:
Other	—	(1)	—	(1)

Total	$598	$4	$—	$602

Willis Group Holdings plc

17.	PENSION PLANS (Continued)

	US Pension Plan
December 31, 2009	Level 1	Level 2	Level 3	Total
	(millions)

Equity securities:
US equities	$162	$—	$—	$162
Non US equities	145	—	—	145
Fixed income securities:
US Government bonds	107	—	—	107
US corporate bonds	70	—	—	70
Non US Government bonds	44	—	—	44
Cash	—	2	—	2
Other investments:
Other	—	(1)	—	(1)

Total	$528	$1	$—	$529

Equity securities comprise:

•	common stock and preferred stock which are valued using quoted market prices; and

•	pooled investment vehicles which are valued at their net asset values as calculated by the investment manager and typically have daily or weekly liquidity.

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

The following table summarizes the changes in the UK pension plan’s Level 3 assets for the years ended December 31, 2010 and 2009:

UK Pension
Plan
Level 3
(millions)

Balance at January 1, 2009	$213
Purchases, sales, issuances and settlements, net	68
Unrealized gains relating to instruments still held at end of year	33
Realized losses relating to investments disposed of during the year	(1)
Foreign exchange	15

Balance at December 31, 2009	$328
Purchases, sales, issuances and settlements, net	156
Unrealized gains relating to instruments still held at end of year	22
Foreign exchange	(6)

Balance at December 31, 2010	$500

In 2011, the Company expects to contribute $89 million to the UK plan, of which $11 million is in respect of salary sacrifice contributions, and $30 million to the US plan.

Notes to the financial statements

17.	PENSION PLANS (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK and US defined benefit pension plans:

	UK Pension	US Pension
Expected future benefit payments	Benefits	Benefits
	(millions)

2011	$78	$30
2012	83	33
2013	86	36
2014	89	39
2015	90	41
2016-2020	496	240

Effective May 15, 2009, the Company closed the US defined benefit plan to future accrual. Consequently, a curtailment gain of $12 million was recognized during the year ended December 31, 2009.

Willis North America has a 401(k) plan covering all eligible employees of Willis North America and its subsidiaries. The plan allows participants to make pre-tax contributions which the Company, at its discretion may match. During 2009, the Company has decided not to make any matching contributions other than for former HRH employees whose contributions were matched up to 75 percent under the terms of the acquisition. All investment assets of the plan are held in a trust account administered by independent trustees. The Company’s 401(k) matching contributions for 2010 were $nil million (2009: $5 million; 2008: $8 million).

International defined benefit pension plans

In addition to the Company’s UK and US defined benefit pension plans, the Company has several smaller defined benefit pension plans in certain other countries in which it operates.

A $10 million pension benefit liability (2009: $30 million) has been recognized in respect of these schemes.

Willis Group Holdings plc

17.	PENSION PLANS (Continued)

The following schedules provide information concerning the Company’s international defined benefit pension plans:

	International Pension
	Benefits
	2010	2009
	(millions)

Change in benefit obligation:
Benefit obligation, beginning of year	$150	$118
Service cost	4	6
Interest cost	7	8
Actuarial (gain) loss	(4)	11
Benefits paid	(15)	(2)
Curtailment	1	—
Foreign currency changes	(8)	9

Benefit obligations, end of year	135	150

Change in plan assets:
Fair value of plan assets, beginning of year	120	89
Actual return on plan assets	15	19
Employer contributions	12	8
Benefits paid	(15)	(2)
Foreign currency changes	(7)	6

Fair value of plan assets, end of year	125	120

Funded status at end of year	$(10)	$(30)

Components on the Consolidated Balance Sheets:
Liability for pension benefits	$(10)	$(30)

Amounts recognized in accumulated other comprehensive loss consist of a net actuarial loss of $10 million (2009: $24 million).

The accumulated benefit obligation for the Company’s international defined benefit pension plans was $131 million (2009: $133 million).

Notes to the financial statements

17.	PENSION PLANS (Continued)

The components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the international defined benefit plans are as follows:

	International Pension
	Benefits
	2010	2009	2008
	(millions)

Components of net periodic benefit cost:
Service cost	$4	$6	$6
Interest cost	7	8	7
Expected return on plan assets	(6)	(6)	(8)
Amortization of unrecognized actuarial loss	—	2	—
Curtailment loss	1	—	—
Other	—	—	1

Net periodic benefit cost	$6	$10	$6

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Amortization of unrecognized actuarial loss	$—	$(2)	$—
Net actuarial gain	(13)	(2)	31

Total recognized in other comprehensive loss	(13)	(4)	31

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(7)	$6	$37

The estimated net loss for the international defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $nil million.

The following schedule provides other information concerning the Company’s international defined benefit pension plans:

	International
	Pension Benefits
	2010		2009

Weighted-average assumptions to determine benefit obligations:
Discount rate	4.00	%–5.10%	5.00	%–5.30%
Rate of compensation increase	2.50	%–3.00%	2.00	%–3.00%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	5.00	%–5.30%	5.00	%–6.50%
Expected return on plan assets	4.60	%–6.31%	5.60	%–6.50%
Rate of compensation increase	2.00	%–3.00%	2.00	%–4.50%

The determination of the expected long-term rate of return on the international plan assets is dependent upon the specific circumstances of each individual plan. The assessment may include analyzing historical investment performance, investment community forecasts and current market conditions to develop expected returns for each asset class used by the plans.

Willis Group Holdings plc

17.	PENSION PLANS (Continued)

The Company’s international pension plan asset allocations at December 31, 2010 based on fair values were as follows:

	International
	Pension Benefits
Asset Category	2010	2009

Equity securities	44%	39%
Debt securities	42%	44%
Real estate	4%	4%
Other	10%	13%

Total	100%	100%

The investment policies for the international plans vary by jurisdiction but are typically established by the local pension plan trustees, where applicable, and seek to maintain the plans’ ability to meet liabilities of the plans as they fall due and to comply with local minimum funding requirements.

Fair Value Hierarchy

The following tables present, at December 31, 2010 and 2009, for each of the fair value hierarchy levels, the Company’s international pension plan assets that are measured at fair value on a recurring basis.

	International Pension Plans
December 31, 2010	Level 1	Level 2	Level 3	Total
	(millions)

Equity securities:
US equities	$23	$—	$—	$23
UK equities	4	—	—	4
Overseas equities	21	—	—	21
Unit linked funds	7	—	—	7
Fixed income securities:
Other Government bonds	30	2	—	32
Real estate	—	—	5	5
Cash	12	—	—	12
Other investments:
Derivative instruments	—	21	—	21

Total	$97	$23	$5	$125

Notes to the financial statements

17.	PENSION PLANS (Continued)

	International Pension Plans
December 31, 2009	Level 1	Level 2	Level 3	Total
	(millions)

Equity securities:
US equities	$14	$—	$—	$14
UK equities	7	—	—	7
Overseas equities	6	—	—	6
Unit linked funds	24	—	—	24
Fixed income securities:
Other Government bonds	31	2	—	33
Real estate	—	—	5	5
Cash	9	—	—	9
Other investments:
Derivative instruments	—	22	—	22

Total	$91	$24	$5	$120

Equity securities comprise:

•	common stock which are valued using quoted market prices; and

•	unit linked funds which are valued at their net asset values as calculated by the investment manager and typically have daily liquidity.

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

Assets classified as Level 3 investments did not materially change during the year ended December 31, 2010. In 2011, the Company expects to contribute $7 million to the international plans.

The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the international defined benefit pension plans:

International
Pension
Expected future benefit payments	Benefits
(millions)

2011	$3
2012	4
2013	4
2014	4
2015	4
2016-2020	25

Willis Group Holdings plc

18.	DEBT

Short-term debt and current portion of the long-term debt consists of the following:

	December 31,
	2010	2009
	(millions)

Current portion of 5-year term loan facility	$110	$110
5.125% senior notes due 2010	—	90
6.000% loan notes due 2010	—	9

	$110	$209

Long-term debt consists of the following:

	December 31,
	2010	2009
	(millions)

5-year term loan facility	$301	$411
Revolving $300 million credit facility	90	—
6.000% loan notes due 2012	4	4
5.625% senior notes due 2015	350	350
Fair value adjustment on 5.625% senior notes due 2015	12	—
12.875% senior notes due 2016	500	500
6.200% senior notes due 2017	600	600
7.000% senior notes due 2019	300	300

	$2,157	$2,165

Until December 22, 2010, all direct obligations under the 12.875% senior notes listed above were guaranteed by Willis Group Holdings, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited, Willis Group Limited and Willis North America Inc., and all direct obligations under the 5.625%, 6.200% and 7.000% senior notes were guaranteed by Willis Group Holdings, Willis Netherland Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited.

On that date and in connection with a group reorganization, TA II Limited, TA III Limited and TA IV Limited transferred their obligations as guarantors to the other Guarantor Companies. TA II Limited, TA III Limited and TA IV Limited entered member’s voluntary liquidation on December 31, 2010.

Debt issuance

During the year ended December 31, 2010, the Company entered into a series of interest rate swaps for a total notional amount of $350 million to receive a fixed rate and pay a variable rate on a semi-annual basis, with a maturity date of July 15, 2015. The Company has designated and accounts for these instruments as fair value hedges against its $350 million 5.625% senior notes due 2015. The fair values of the interest rate swaps are included within other assets or other liabilities and the fair value of the hedged element of the senior notes is included within long-term debt.

The 5-year term loan facility bears interest at LIBOR plus 2.250% and is repayable at $27 million per quarter, with a final payment of $115 million due in the fourth quarter of 2013. Drawings under the revolving $300 million credit facility bear interest at LIBOR plus 2.250% and the facility expires on October 1, 2013. On August 9, 2010, Willis North America, Inc. agreed an additional revolving credit facility for $200 million. Drawings on this facility bear interest at LIBOR plus a margin of either 1.750% or 2.750% depending upon

Notes to the financial statements

18.	DEBT (Continued)

the currency of the loan. This margin applies while the Company’s debt rating remains BBB-/Baa3. This facility expires on October 1, 2013. As at December 31, 2010 no drawings had been made on the facility.

On June 22, 2010, a further revolving credit facility of $20 million was put in place which bears interest at LIBOR plus 1.700% until 2012 and LIBOR plus 1.850% thereafter. The facility expires on December 22, 2012. As at December 31, 2010 no drawings had been made on the facility.

The $20 million revolving credit facility put in place on June 22, 2010 is solely for the use of our main UK regulated entity and would be available in certain exceptional circumstances. This facility is secured against the freehold of the UK regulated entity’s freehold property in Ipswich.

In March 2009, Trinity Acquisition plc issued 12.875% senior notes due 2016 in an aggregate principal amount of $500 million to Goldman Sachs Mezzanine Partners which generated net proceeds of $482 million. These proceeds were used to refinance part of an interim credit facility.

In September 2009, Willis North America, Inc. issued $300 million of 7.000% senior notes due 2019. A tender offer was launched on September 22, 2009, to repurchase any and all of the $250 million 5.125% senior notes due July 2010 at a premium of $27.50 per $1,000 face value. Notes totaling approximately $160 million were tendered and repurchased.

The agreements relating to our 5-year term loan facility and the Willis North America, Inc. revolving credit facility contain requirements to maintain maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA and minimum levels of consolidated EBITDA to consolidated fixed charges, subject to certain adjustments. In addition, the agreements relating to our credit facilities and senior notes include, in the aggregate, covenants relating to the delivery of financial statements, reports and notices, limitations on liens, limitations on sales and other disposals of assets, limitations on indebtedness and other liabilities, limitations on sale and leaseback transactions, limitations on mergers and other fundamental changes, maintenance of property, maintenance of insurance, nature of business, compliance with applicable laws, maintenance of corporate existence and rights, payment of taxes and access to information and properties. At December 31, 2010, the Company was in compliance with all covenants.

Lines of credit

The Company also has available $2 million (2009: $7 million) in lines of credit, of which $nil was drawn as of December 31, 2010 (2009: $nil).

Willis Group Holdings plc

18.	DEBT (Continued)

Analysis of interest expense

The following table shows an analysis of the interest expense for the years ended December 31:

	Year ended
	December 31,
	2010	2009	2008
	(millions)

5-year term loan facility	$17	$26	$10
Revolving $300 million credit facility	3	3	5
5.625% senior notes due 2015	14	20	20
12.875% senior notes due 2016	67	55	—
6.200% senior notes due 2017	38	38	38
7.000% senior notes due 2019	21	5	—
5.125% senior notes due 2010	3	16	13
Interim credit facility	—	7	17
Other	3	4	2

Total interest expense	$166	$174	$105

19.	PROVISIONS FOR LIABILITIES

An analysis of movements on provisions for liabilities is as follows:

	Claims,
	lawsuits and other	Other
	proceedings(i)	provisions	Total
	(millions)

Balance at January 1, 2009	$147	$27	$174
Net provisions made during the year	56	32	88
Utilised in the year	(30)	(14)	(44)
Foreign currency translation adjustment	5	3	8

Balance at December 31, 2009	$178	$48	$226
Net provisions made during the year	19	(7)	12
Utilised in the year	(50)	(7)	(57)
Foreign currency translation adjustment	(2)	—	(2)

Balance at December 31, 2010	$145	$34	$179

(i)	The claims, lawsuits and other proceedings provision includes E&O cases which represents management’s assessment of liabilities that may arise from asserted and unasserted claims for alleged errors and omissions that arise in the ordinary course of the Group’s business. Where some of the potential liability is recoverable under the Group’s external insurance arrangements, the full assessment of the liability is included in the provision with the associated insurance recovery shown separately as an asset. Insurance recoveries recognised at December 31, 2010 amounted to $15 million (2009: $63 million).

Notes to the financial statements

20.	COMMITMENTS AND CONTINGENCIES

The Company’s contractual obligations as at December 31, 2010 are presented below:

			Payments due
Obligations	Total	2011	by 2012- 2013	2014- 2015	After 2015
	(millions)

5-year term loan facility expires 2013	$411	$110	$301	$—	$—
Interest on term loan	19	9	10	—	—
Revolving $300 million credit facility	90	—	90	—	—
6.000% loan notes due 2012	4	—	4	—	—
5.625% senior notes due 2015	350	—	—	350	—
Fair value adjustments on 5.625% senior notes due 2015	12	—	—	12	—
12.875% senior notes due 2016	500	—	—	—	500
6.200% senior notes due 2017	600	—	—	—	600
7.000% senior notes due 2019	300	—	—	—	300
Interest on senior notes	867	142	285	285	155

Total debt and related interest	3,153	261	690	647	1,555
Operating leases(i)	1,295	157	202	143	793
Pensions	417	119	238	60	—
Other contractual obligations(ii)	127	32	7	12	76

Total contractual obligations	$4,992	$569	$1,137	$862	$2,424

(i)	Presented gross of sublease income.

(ii)	Other contractual obligations include capital lease commitments, put option obligations and investment fund capital call obligations, the timing of which are included at the earliest point they may fall due.

Debt obligations and facilities

The Company’s debt and related interest obligations at December 31, 2010 are shown in the above table.

During 2010, the Company entered into a new revolving credit facility agreement under which a further $200 million is available and a new UK facility under which a further $20 million is available. As at December 31, 2010 no drawings had been made on either facility.

These facilities are in addition to the remaining availability of $210 million (2009: $300 million) under the Company’s previously existing $300 million revolving credit facility.

The only mandatory repayment of debt over the next 12 months is the scheduled repayment of $110 million current portion of the Company’s 5-year term loan. We also have the right, at our option, to prepay indebtedness under the credit facility without further penalty and to redeem the senior notes at our option by paying a ‘make whole’ premium as provided under the applicable debt instrument.

Operating leases

The Company leases certain land, buildings and equipment under various operating lease arrangements. Original non-cancellable lease terms typically are between 10 and 20 years and may contain escalation clauses, along with options that permit early withdrawal. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease.

Willis Group Holdings plc

20.	COMMITMENTS AND CONTINGENCIES (Continued)

As of December 31, 2010, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross rental	Rentals from	Net rental
	commitments	subleases	commitments
	(millions)

2011	$157	$(16)	$141
2012	115	(13)	102
2013	87	(11)	76
2014	73	(11)	62
2015	70	(10)	60
Thereafter	793	(42)	751

Total	$1,295	$(103)	$1,192

The Company leases its London headquarters building under a 25-year operating lease, which expires in 2032. The Company’s contractual obligations in relation to this commitment included in the table above total $744 million (2009: $785 million). Annual rentals are $31 million per year and the Company has subleased approximately 25 percent of the premises under leases up to 15 years. The amounts receivable from subleases, included in the table above, total $87 million (2009: $100 million; 2008: $106 million).

Rent expense amounted to $131 million for the year ended December 31, 2010 (2009: $154 million; 2008: $151 million). The Company’s rental income from subleases was $22 million for the year ended December 31, 2010 (2009: $21 million; 2008: $22 million).

Pensions

Contractual obligations for our pension plans reflect the contributions we expect to make over the next five years into our US and UK plans. These contributions are based on current funding positions and may increase or decrease dependent on the future performance of the two plans.

In the UK, we are required to agree a funding strategy for our UK defined benefit plan with the plan’s trustees. In February 2009, we agreed to make full year contributions to the UK plan of $39 million for 2009 through 2012, excluding amounts in respect of the salary sacrifice scheme. In addition, if certain funding targets were not met at the beginning of any of the following years, 2010 through 2012, a further contribution of $39 million would be required for that year. In 2010, the additional funding requirement was triggered and we expect to make a similar additional contribution in 2011. A similar, additional contribution may also be required for 2012, depending on actual performance against funding targets at the beginning of 2012.

The total contributions for all plans are currently estimated to be approximately $125 million in 2011, including amounts in respect of the salary sacrifice scheme.

Guarantees

Guarantees issued by certain of Willis Group Holdings’ subsidiaries with respect to the senior notes and revolving credit facilities are discussed in Note 18 — Debt in these consolidated financial statements.

Certain of Willis Group Holdings’ subsidiaries have given the landlords of some leasehold properties occupied by the Company in the United Kingdom and the United States guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $855 million and $903 million at December 31, 2010 and 2009, respectively.

Notes to the financial statements

20.	COMMITMENTS AND CONTINGENCIES (Continued)

In addition, the Company has given guarantees to bankers and other third parties relating principally to letters of credit amounting to $11 million and $5 million at December 31, 2010 and 2009, respectively. Willis Group Holdings also guarantees certain of its UK and Irish subsidiaries’ obligations to fund the UK and Irish defined benefit pension plans.

Other contractual obligations

For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell (a put option) their shares to the Company at various dates in the future. Generally, the exercise price of such put options and call options is formula-based (using revenues and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates, the potential amount payable from these options is not expected to exceed $40 million (2009: $49 million).

In December 2009, the Company made a capital commitment of $25 million to Trident V, LP, an investment fund managed by Stone Point Capital. In July 2010, we withdrew from Trident V, LP and subscribed to Trident V Parallel Fund, LP (with the total capital commitment remaining the same). As at December 31, 2010 there had been approximately $1 million of capital contributions.

Other contractual obligations at December 31, 2010 also include the capital lease on the Company’s Nashville property of $63 million, payable from 2012 onwards.

Claims, Lawsuits and Other Proceedings

In the ordinary course of business, the Company is subject to various actual and potential claims, lawsuits, and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance. Similar to other corporations, the Company is also subject to a variety of other claims, including those relating to the Company’s employment practices. Some of the claims, lawsuits and other proceedings seek damages in amounts which could, if assessed, be significant.

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year and self-insured risks have increased significantly in recent years. In respect of self-insured risks, the Company has established provisions which are believed to be adequate in the light of current information and legal advice, and the Company adjusts such provisions from time to time according to developments.

On the basis of current information, the Company does not expect that the actual claims, lawsuits and other proceedings, to which the Company is subject, or potential claims, lawsuits, and other proceedings relating to matters of which it is aware will ultimately have a material adverse effect on the Company’s financial condition, results of operations or liquidity. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation and disputes with insurance companies, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

The material actual or potential claims, lawsuits and other proceedings, of which the Company is currently aware, are:

Inquiries and Investigations

In connection with the investigation launched by the New York State Attorney General in April 2004 concerning, among other things, contingent commissions paid by insurers to insurance brokers, in April 2005, the Company entered into an Assurance of Discontinuance (‘Original AOD’) with the New York State Attorney General and the Superintendent of the New York Insurance Department and paid $50 million to

Willis Group Holdings plc

20.	COMMITMENTS AND CONTINGENCIES (Continued)

eligible clients. As part of the Original AOD, the Company also agreed not to accept contingent compensation and to disclose to customers any compensation the Company will receive in connection with providing policy placement services to the customer. The Company also resolved similar investigations launched by the Minnesota Attorney General, the Florida Attorney General, the Florida Department of Financial Services, and the Florida Office of Insurance Regulation for amounts that were not material to the Company.

Similarly, in August 2005 HRH entered into an agreement with the Attorney General of the State of Connecticut (the ‘CT Attorney General’) and the Insurance Commissioner of the State of Connecticut to resolve all issues related to their investigations into certain insurance brokerage and insurance agency practices and to settle a lawsuit brought in August 2005 by the CT Attorney General alleging violations of the Connecticut Unfair Trade Practices Act and the Connecticut Unfair Insurance Practices Act. As part of this settlement, HRH agreed to take certain actions including establishing a $30 million national fund for distribution to certain clients; enhancing disclosure practices for agency and broker clients; and declining to accept contingent compensation on brokerage business. The Company has cooperated fully with other similar investigations by the regulators and/or attorneys general of other jurisdictions, some of which have been concluded with no indication of any finding of wrongdoing.

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

The Amended and Restated AOD specifically recognizes that the Company has substantially met its obligations under the Original AOD and ends many of the requirements previously imposed. It relieves the Company of a number of technical compliance obligations that have imposed significant administrative and financial burdens on its operations. The Amended and Restated AOD no longer limits the types of compensation the Company can receive and has lowered the compensation disclosure requirements.

The Amended and Restated AOD requires the Company to:  (i) in New York, and each of the other 49 states of the United States, the District of Columbia and U.S. territories, provide compensation disclosure that will, at a minimum, comply with the terms of the applicable regulations, as may be amended from time to time, or the provisions of the AOD that existed prior to the adoption of the Amended and Restated AOD; and (ii) maintain its compliance programs and continue to provide appropriate training to relevant employees in business ethics, professional obligations, conflicts of interest, and antitrust and trade practices compliance. In addition, in placing, renewing, consulting on or servicing any insurance policy, it prohibits the Company from directly or indirectly (a) accepting from or requesting of any insurer any promise or commitment to use any of the Company’s brokerage, agency, producing or consulting services in exchange for production of business to such insurer or (b) knowingly place, renew or consult on or service a client’s insurance business through a wholesale broker in a manner that is contrary to the client’s best interest.

In 2006, the European Commission issued questionnaires pursuant to its Sector Inquiry or, in respect of Norway, the European Free Trade Association Surveillance Authority, related to insurance business practices, including compensation arrangements for brokers, to at least 150 European brokers including our operations in nine European countries. The Company filed responses to the European Commission and the European Free Trade Association Surveillance Authority questionnaires. The European Commission reported on a final basis on September 25, 2007, expressing concerns over potential conflicts of interest in the industry relating to remuneration and binding authorities and also over the nature of the coinsurance market. The Company co-operated with both the European Free Trade Association Surveillance Authority and the European Commission to resolve issues raised in its final report regarding coinsurance as required of the industry by the European Commission.

Notes to the financial statements

20.	COMMITMENTS AND CONTINGENCIES (Continued)

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

Plaintiffs filed a notice of appeal regarding the dismissal of the antitrust and RICO claims and oral arguments on this appeal were heard in April 2009. In August 2010, the United States Court of Appeals for the Third Circuit issued its decision on plaintiffs’ appeal. The Court upheld the dismissal of all claims against HRH and the Company, with the exception of one RICO related claim. The Court remanded the RICO claim to the District Court for further consideration. The District Judge is allowing HRH and the Company (and the other affected defendants) to submit new motions to dismiss the remanded RICO claim. The motion has been filed, but a decision is not expected until sometime in 2011. Additional actions could be brought in the future by individual policyholders. The Company disputes the allegations in all of these suits and has been and intends to continue to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

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

The reinsurers concerned have taken the position that, despite their decisions to underwrite risks or a group of risks, they are no longer bound by their reinsurance contracts. As a result, they have stopped settling claims and are seeking to recover claims already paid. The Company also understands that there have been arbitration awards in relation to a ‘spiral’, among other things, in which the reinsurer successfully argued that it was no longer bound by parts of its reinsurance program. Willis Limited, the Company’s principal insurance brokerage subsidiary in the United Kingdom, acted as the reinsurance broker or otherwise as intermediary, but not as an underwriter, for numerous personal accident reinsurance contracts. Due to the small number of reinsurance brokers generally, Willis Limited also utilized other brokers active in this market as sub-agents, including brokers who are parties to the legal proceedings described above, for certain contracts and may be

Willis Group Holdings plc

20.	COMMITMENTS AND CONTINGENCIES (Continued)

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

Two former clients of Willis Limited, American Reliable Insurance Company and one of its associated companies (collectively, ‘ARIC’), and CNA Insurance Company Limited and two of its associated companies (‘CNA’) terminated their respective tolling agreements with Willis Limited and commenced litigation in September 2007 and January 2008, respectively, in the English Commercial Court against Willis Limited. ARIC alleged conspiracy between a former Willis Limited employee and the ARIC underwriter as well as negligence and CNA alleged deceit and negligence by the same Willis Limited employee both in connection with placements of personal accident reinsurance in the excess of loss market in London and elsewhere. On June 9, 2009, Willis Limited entered into a settlement agreement under which Willis Limited paid a total of $139 million to ARIC, which was covered by errors and omissions insurance. On September 11, 2009, Willis Limited entered into a settlement agreement under which Willis Limited paid a total of $130 million to CNA. The Company has substantially collected and believes it will collect in full the $130 million required under the CNA settlement agreement from errors and omissions insurers. The settlements include no admission of wrongdoing by any party. Each party also realized and waived all claims it may have against any of the other parties arising out of or in connection with the subject matter of the litigation.

Various arbitrations relating to reinsurance continue and, from time to time, the principals request co-operation from the Company and suggest that claims may be asserted against the Company. Such claims may be made against the Company if reinsurers do not pay claims on policies issued by them. The Company cannot predict at this time whether any such claims will be made or the damages that may be alleged.

Gender Discrimination Class Action

In March 2008, the Company settled an action in the United States District Court for the Southern District of New York commenced against the Company in 2001 on behalf of an alleged nationwide class of present and former female officer and officer equivalent employees alleging that the Company discriminated against them on the basis of their gender and seeking injunctive relief, money damages, attorneys’ fees and costs. Although the Court had denied plaintiffs’ motions to certify a nationwide class or to grant nationwide discovery, it certified a class of approximately 200 female officers and officer equivalent employees based in the Company’s offices in New York, New Jersey and Massachusetts. The settlement agreement provides for injunctive relief and a monetary payment, including the amount of attorney fees plaintiffs’ counsel are entitled to receive, which was not material to the Company. In December 2006, a former female employee, whose motion to intervene in the class action was denied, filed a purported class action in the United States District Court, Southern District of New York, with almost identical allegations as those contained in the suit that was settled in 2008, except seeking a class period of 1998 to the time of trial (the class period in the settled suit was 1998 to the end of 2001). The Company’s motion to dismiss this suit was denied and the Court did not grant the Company permission to immediately file an appeal from the denial of its motion to dismiss. The parties are in the discovery phase of the litigation. The suit was amended to include one additional plaintiff and another filed an arbitration demand that includes a class allegation.

In January 2011, the Company reached an agreement with plaintiffs on a monetary settlement to settle all class claims and the claims of the individual named plaintiffs as well as the plaintiff that filed an arbitration demand. The amount of this settlement is not material. However, before this matter can be settled in its entirety, the parties must reach agreement on any injunctive measures the Company will implement and the Court must approve all terms of the settlement.

Notes to the financial statements

20.	COMMITMENTS AND CONTINGENCIES (Continued)

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

Stanford Financial Group

On July 2, 2009, a putative class action complaint, captioned Troice, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:09-CV-01274-N, was filed in the U.S. District Court for the Northern District of Texas against Willis Group Holdings, Willis of Colorado, Inc. and a Willis associate, among others, relating to the collapse of The Stanford Financial Group (’Stanford’), for which Willis of Colorado, Inc. acted as broker of record on certain lines of insurance. The complaint generally alleged that the defendants actively and materially aided Stanford’s alleged fraud by providing Stanford with certain letters regarding coverage that they knew would be used to help retain or attract actual or prospective Stanford client investors. The complaint alleged that these letters, which contain statements about Stanford and the insurance policies that the defendants placed for Stanford, contained untruths and omitted material facts and were drafted in this manner to help Stanford promote and sell its allegedly fraudulent certificates of deposit. The putative class consisted of Stanford investors in Mexico and the complaint asserted various claims under Texas statutory and common law and sought actual damages in excess of $1 billion, punitive damages and costs. On August 12, 2009, the plaintiffs filed an amended complaint, which, notwithstanding the addition of certain factual allegations and Texas common law claims, largely mirrored the original and sought the same relief.

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

Willis Group Holdings plc

20.	COMMITMENTS AND CONTINGENCIES (Continued)

of conduct as the Troice complaint described above. Based on substantially the same allegations as the Troice complaint, but on behalf of a putative class of Venezuelan investors, the Canabal complaint asserted various claims under Texas statutory and common law and sought actual damages in excess of $1 billion, punitive damages, attorneys’ fees and costs.

On or about August 10, 2009, the Movants filed with the JPML a Notice of Related Action that referred the Canabal action to the JPML. On October 6, 2009, the JPML ruled on the transfer motion, transferring seven of the subject actions (including the Troice and Ranni actions) — i.e., the original nine actions minus two that had since been dismissed — for consolidation or coordination in the Northern District of Texas. On October 27, 2009, the parties to the Canabal action stipulated to the designation of that action as a related case and properly part of the new Stanford MDL proceeding in the Northern District of Texas.

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

On September 16, 2010, a complaint, captioned Casanova, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:10-CV-01862-O, was filed on behalf of seven Stanford investors against Willis Group Holdings, Willis Limited, Willis of Colorado, Inc. and the same Willis associate, among others, also in the Northern District of Texas. Although this is not a class action, the Casanova complaint is based on substantially the same allegations as the Second Amended Class Action Complaint in the consolidated Troice/Canabal action. The Casanova complaint asserts various claims under Texas statutory and common law and seeks actual damages in excess of $5 million, punitive damages, attorneys’ fees and costs.

The defendants have not yet responded to the Ranni or Rupert or Casanova complaints.

Additional actions could be brought in the future by other investors in certificates of deposit issued by Stanford and its affiliates. The Company disputes these allegations and intends to defend itself vigorously

Notes to the financial statements

20.	COMMITMENTS AND CONTINGENCIES (Continued)

against these actions. The outcomes of these actions, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

St. Jude

In January 2009, Willis of Minnesota, Inc. was named as a third party defendant in a lawsuit between American Insurance Company (‘AIC’) and St. Jude Medical, Inc. (‘St. Jude’) pending in the United States District Court, District of Minnesota, that arose out of a products liability insurance program for St. Jude in which AIC provided one layer of insurance and the Company acted as the broker. St. Jude sought a judgment against AIC requiring AIC to pay its policy limits of $50 million plus interest and costs for certain personal injury claims filed against St. Jude and denied by AIC. To the extent there was a finding that AIC does not have to provide coverage for these claims, St. Jude alternatively alleged standard errors and omissions claims against the Company for the same amount.

On December 22, 2010, the parties to this suit entered into a settlement agreement that fully resolves all claims in the lawsuit. Under the settlement agreement, the Company agreed to make and has already made an immaterial one-time payment to St. Jude. As part of the settlement agreement, each party has also fully and completely released and waived all claims it may have against any of the other parties arising out of or in connection with the subject matter of the litigation. The settlement includes no admissions of wrongdoing by any party. The lawsuit was dismissed with prejudice on January 3, 2011.

21.	ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX

The components of comprehensive income (loss) are as follows:

	Years ended December 31,
	2010	2009	2008
	(millions)

Net income	$470	$459	$324
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (net of tax of $nil in 2010, 2009 and 2008)	(6)	27	(89)
Unrealized holding gain (loss) (net of tax of $nil in 2010, 2009 and 2008)	2	(1)	—
Pension funding adjustment (net of tax of $(12) million in 2010, $6 million in 2009 and $160 million in 2008)	51	(33)	(355)
Net gain (loss) on derivative instruments (net of tax of $(3) million in 2010, $(16) million in 2009 and $13 million in 2008)	6	43	(33)

Other comprehensive income (loss) (net of tax of $(15) million in 2010, $(10) million in 2009 and $173 million in 2008)	53	36	(477)

Comprehensive income (loss)	523	495	(153)
Noncontrolling interests	(15)	(21)	(21)

Comprehensive income (loss) attributable to Willis Group Holdings	$508	$474	$(174)

Willis Group Holdings plc

21.	ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX (Continued)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	December 31,
	2010	2009	2008
	(millions)

Net foreign currency translation adjustment	$(52)	$(46)	$(73)
Net unrealized holding loss	—	(2)	(1)
Pension funding adjustment	(503)	(554)	(521)
Net unrealized gain (loss) on derivative instruments	14	8	(35)

Accumulated other comprehensive loss, attributable to Willis Group Holdings, net of tax	$(541)	$(594)	$(630)

22.	EQUITY AND NONCONTROLLING INTERESTS

The components of equity and noncontrolling interests are as follows:

	December 31, 2010			December 31, 2009			December 31, 2008
	Willis Group			Willis Group			Willis Group
	Holdings’	Noncontrolling	Total	Holdings’	Noncontrolling	Total	Holdings’	Noncontrolling	Total
	stockholders	interests	equity	stockholders	interests	equity	stockholders	interests	equity

Balance at beginning of period	$2,180	$49	$2,229	$1,845	$50	$1,895	$1,347	$48	$1,395
Comprehensive income:
Net income	455	15	470	438	21	459	303	21	324
Other comprehensive income, net of tax	53	—	53	36	—	36	(477)	—	(477)

Comprehensive income	508	15	523	474	21	495	(174)	21	(153)
Dividends	(178)	(26)	(204)	(172)	(17)	(189)	(154)	(13)	(167)
Additional paid-in capital	67	—	67	32	—	32	845	—	845
Shares reissued under stock compensation plans	—	—	—	1	—	1	—	—	—
Repurchase of shares	—	—	—	—	—	—	(19)	—	(19)
Purchase of subsidiary shares from noncontrolling interests	—	(5)	(5)	—	(10)	(10)	—	(4)	(4)
Additional noncontrolling interests	—	—	—	—	5	5	—	—	—
Foreign currency translation	—	(2)	(2)	—	—	—	—	(2)	(2)

Balance at end of period	$2,577	$31	$2,608	$2,180	$49	$2,229	$1,845	$50	$1,895

The effects on equity of changes in Willis Group Holdings ownership interest in its subsidiaries are as follows:

	Years ended December 31,
	2010	2009	2008
	(millions)

Net income attributable to Willis Group Holdings	$455	$438	$303
Transfers from noncontrolling interest:
Decrease in Willis Group Holdings’ paid-in capital for purchase of noncontrolling interest	(19)	(23)	—
Increase in Willis Group Holdings’ paid-in capital for sale of noncontrolling interest	—	1	—

Net transfers from noncontrolling interest	(19)	(22)	—

Change from net income attributable to Willis Group Holdings and transfers from noncontrolling interests	$436	$416	$303

Notes to the financial statements

23.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Years ended December 31,
	2010	2009	2008
	(millions)

Supplemental disclosures of cash flow information:
Cash payments for income taxes, net of cash received	$99	$80	$59
Cash payments for interest	163	179	122

Supplemental disclosures of non-cash flow investing and financing activities:
Assets acquired under capital leases	$23	$—	$—
Non cash proceeds from reorganization of investments in associates (Note 6)	—	126	—
Issue of stock on acquisitions of subsidiaries	—	1	799
Issue of loan notes on acquisitions of noncontrolling interests	—	13	—
Issue of stock on acquisitions of noncontrolling interests	—	11	4
Deferred payments on acquisitions of subsidiaries	—	1	—
Deferred payments on acquisitions of noncontrolling interests	13	1	—

Acquisitions:
Fair value of assets acquired	$12	$28	$1,737
Less:
Liabilities assumed	(18)	(55)	(1,521)
Cash acquired	—	(12)	(56)

Net (liabilities) assets assumed, net of cash acquired	$(6)	$(39)	$160

24.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Fair value of derivative financial instruments

In addition to the note below, see Note 25 for information about the fair value hierarchy of derivatives.

Primary risks managed by derivative financial instruments

The main risks arising from the Company’s financial instruments are interest rate risk, liquidity risk, foreign currency risk and credit risk. The Company’s board of directors reviews and agrees policies for managing each of these risks as summarized below.

The Company enters into derivative transactions (principally interest rate swaps and forward foreign currency contracts) in order to manage interest rate and currency risks arising from the Company’s operations and its sources of finance. The Company does not hold financial or derivative instruments for trading purposes.

Interest Rate Risk

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

Willis Group Holdings plc

24.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The fair value of these contracts is recorded in other assets and other liabilities. For contracts that qualify as cash flow hedges for accounting purposes, the effective portions of changes in fair value are recorded as a component of other comprehensive income.

At December 31, 2010 and 2009, the company had the following derivative financial instruments that were designated as cash flow hedges of interest rate risk:

		December 31,
					Weighted Average
					Interest Rates
		Notional		Termination
		Amount(i)		Dates	Receive		Pay

		(millions	)			%		%
2010
US dollar	Receive fixed-pay variable	$725		2011-2014	2.44		1.33
Pounds sterling	Receive fixed-pay variable	229		2011-2014	3.16		1.88
Euro	Receive fixed-pay variable	155		2011-2014	2.18		1.81
2009
US dollar	Receive fixed-pay variable	$605		2010-2013	4.72		1.85
Pounds sterling	Receive fixed-pay variable	196		2010-2012	5.23		1.78
Euro	Receive fixed-pay variable	91		2010-2012	3.55		1.69

(i)	Notional amounts represent US dollar equivalents translated at the spot rate as of December 31.

The Company’s operations are financed principally by $1,750 million fixed rate senior notes and $411 million under a 5-year term loan facility. Of the fixed rate senior notes $350 million are due 2015, $500 million are due 2016, $600 million are due 2017 and $300 million are due 2019. The Company also has access to $520 million under three revolving credit facilities; as of December 31, 2010 $90 million was drawn from the 5-year $300 million revolving credit facility. All debt is issued by subsidiaries of the Company.

The interest rates applicable to the borrowings under the 5-year term loan and the revolving credit facilities vary according to LIBOR on the date of individual drawdowns.

During the year ended December 31, 2010, the Company entered into a series of interest rate swaps for a total notional amount of $350 million to receive a fixed rate and pay a variable rate on a semi-annual basis, with a maturity date of July 15, 2015. At the year end the weighted average fixed rate payable was 2.71% and variable rate receivable was 2.04%. The Company has designated and accounts for these instruments as fair value hedges against its $350 million 5.625% senior notes due 2015. The fair values of the interest rate swaps are included within other assets or other liabilities and the fair value of the hedged element of the senior notes is included within long-term debt.

At December 31, 2010 and 2009, the Company’s interest rate swaps were all designated as hedging instruments.

Liquidity Risk

The Company’s objective is to ensure that it has the ability to generate sufficient cash either from internal or external sources, in a timely and cost-effective manner, to meet its commitments as they fall due. The Company’s management of liquidity risk is embedded within its overall risk management framework. Scenario analysis is continually undertaken to ensure that the Company’s resources can meet its liquidity requirements. These resources are supplemented by access to $520 million under three revolving credit facilities.

Notes to the financial statements

24.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Foreign Currency Risk

The Company’s primary foreign exchange risks arise:

•	from changes in the exchange rate between US dollars and pounds sterling as its London market operations earn the majority of their revenues in US dollars and incur expenses predominantly in pounds sterling, and may also hold a significant net sterling asset or liability position on the balance sheet. In addition, the London market operations earn significant revenues in euros and Japanese yen; and

•	from the translation into US dollars of the net income and net assets of its foreign subsidiaries, excluding the London market operations which are US dollar denominated.

The foreign exchange risks in its London market operations are hedged as follows:

•	To the extent that forecast pound sterling expenses exceed pound sterling revenues, the Company limits its exposure to this exchange rate risk by the use of forward contracts matched to specific, clearly identified cash outflows arising in the ordinary course of business;

•	To the extent the UK operations earn significant revenues in euros and Japanese yen, the Company limits its exposure to changes in the exchange rate between the US dollar and these currencies by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods; and

•	To the extent that the net sterling asset or liability position in its London market operations relate to short-term cash flows, the Company limits its exposure by the use of forward purchases and sales. These forward purchases and sales are not effective hedges for accounting purposes.

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

At December 31, 2010 and 2009, the Company’s foreign currency contracts were all designated as hedging instruments.

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for pounds sterling in the case of US dollars and US dollars for Euro and Japanese yen. Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

	December 31,
	Sell	Sell
	2010(i)	2009
	(millions)

US dollar	$315	$261
Euro	157	185
Japanese yen	64	58

(i)	Forward exchange contracts range in maturity from 2011 to 2013.

Willis Group Holdings plc

24.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2010.

Derivative financial instruments

The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at December 31:

		Fair value
	Balance sheet	December 31,	December 31,
Derivative financial instruments designated as hedging instruments:	classification	2010	2009
		(millions)

Assets:
Interest rate swaps (cash flow hedges)(i)	Other assets	$17	$27
Interest rate swaps (fair value hedges)(ii)	Other assets	14	—
Forward exchange contracts	Other assets	16	8

Total derivatives designated as hedging instruments		$47	$35

Liabilities:
Interest rate swaps (cash flow hedges)	Other liabilities	$(2)	$(1)
Forward exchange contracts	Other liabilities	(10)	(22)

Total derivatives designated as hedging instruments		$(12)	$(23)

(i)	Excludes accrued interest of $3 million (2009: $4 million), which is recorded in prepayments and accrued income, in other assets.

(ii)	Excludes accrued interest of $3 million (2009: $nil), which is recorded in accrued interest payable in other liabilities.

Notes to the financial statements

24.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Cashflow Hedges

The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for years ended December 31, 2010, 2009 and 2008:

				Location of	Amount of
				gain (loss)	gain (loss)
		Location of	Amount of	recognized	recognized
	Amount of	gain (loss)	gain (loss)	in income	in income
	gain (loss)	reclassified	reclassified	on derivative	on derivative
	recognized	from	from	(Ineffective	(Ineffective
	in OCI(i)	accumulated	accumulated	hedges and	hedges and
	on	OCI(i) into	OCI(i) into	ineffective	ineffective
	derivative	income	income	element of	element of
Derivatives in cash flow	(Effective	(Effective	(Effective	effective	effective
hedging relationships	element)	element)	element)	hedges)	hedges)
	(millions)		(millions)		(millions)

Year ended December 31, 2010
Interest rate swaps	$15	Investment income	$(26)	Other operating expenses	$—
Forward exchange contracts	—	Other operating expenses	20	Interest expense	—

Total	$15		$(6)		$—

Year ended December 31, 2009
Interest rate swaps	$16	Investment income	$(27)	Other operating expenses	$(1)
Forward exchange contracts	25	Other operating expenses	45	Interest expense	—

Total	$41		$18		$(1)

Year ended December 31, 2008
Interest rate swaps	$32	Investment income	$(5)	Other operating expenses	$1
Forward exchange contracts	(78)	Other operating expenses	5	Interest expense	(1)

Total	$(46)		$—		$—

(i)	OCI means other comprehensive income. Amounts above shown gross of tax.

For interest rate swaps all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For foreign exchange contracts only the changes in fair value resulting from movements in the spot exchange rate are included in this assessment.

At December 31, 2010 the Company estimates there will be $7 million of net derivative gains reclassified from accumulated comprehensive income into earnings within the next twelve months.

Fair Value Hedges

The table below presents the effects of derivative financial instruments in fair value hedging relationships on the consolidated statements of operations for the year ended December 31, 2010. The Company did not have any derivative financial instruments in fair value hedging relationships during 2009 and 2008.

Willis Group Holdings plc

24.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

			Loss	Ineffectiveness
		Gain	recognized	recognized in
Derivatives in fair value hedging	Hedged item in fair value hedging	recognized	for hedged	interest
relationships	relationship	for derivative	item	expense
(millions)

Year ended December 31, 2010
Interest rate swaps	5.625% senior notes due 2015	$14	$(12)	$(2)

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

25.	FAIR VALUE MEASUREMENTS

The Company’s principal financial instruments, other than derivatives, comprise the fixed rate senior notes, the 5-year term loan, a revolving credit facility, fiduciary assets and liabilities, and cash deposits.

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2010
	Quoted
	prices in
	active
	markets	Significant	Significant
	for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	Level 1	Level 2	Level 3	Total
	(millions)

Assets at fair value:
Cash and cash equivalents	$316	$—	$—	$316
Fiduciary funds — restricted (included within Fiduciary assets)	1,764	—	—	1,764
Derivative financial instruments(i)	—	47	—	47

Total assets	$2,080	$47	$—	$2,127

Liabilities at fair value:
Derivative financial instruments	$—	$12	$—	$12
Changes in fair value of hedged debt(ii)	—	12	—	12

Total liabilities	$—	$24	$—	$24

(i)	Excludes accrued interest of $6 million, $3 million is recorded in prepayments and accrued income, and $3 million is recorded in accrued interest payable.

(ii)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(millions)

Assets at fair value:
Cash and cash equivalents	$221	$—	$—	$221
Fiduciary funds — restricted (included within Fiduciary assets)	1,683	—	—	1,683
Derivative financial instruments(i)	—	35	—	35

Total assets	$1,904	$35	$—	$1,939

Liabilities at fair value:
Derivative financial instruments	$—	$23	$—	$23

Total liabilities	$—	$23	$—	$23

(i)	Excludes accrued interest of $4 million, which is recorded in prepayments and accrued income in other assets.

Notes to the financial statements

25.	FAIR VALUE MEASUREMENTS (Continued)

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

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	amount	Value	amount	Value
	(millions)

Assets:
Cash and cash equivalents	$316	$316	$221	$221
Fiduciary funds — restricted (included within Fiduciary assets)	1,764	1,764	1,683	1,683
Derivative financial instruments(i)	47	47	35	35
Liabilities:
Short-term debt	$110	$110	$209	$211
Long-term debt	2,157	2,450	2,165	2,409
Derivative financial instruments	12	12	23	23

(i)	Excludes accrued interest of $6 million (2009: $4 million); $3 million (2009: $4 million) is recorded in prepayments and accrued income, and $3 million (2009: $nil) is recorded in accrued interest payable.

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

Cash and Cash Equivalents — The estimated fair value of these financial instruments approximates their carrying values due to their short maturities.

Fiduciary Funds — Restricted — Fair values are based on quoted market values

Long-Term Debt excluding the fair value hedge — Fair values are based on quoted market values.

Derivative Financial Instruments — Market values have been used to determine the fair value of interest rate swaps and forward foreign exchange contracts based on estimated amounts the Company would receive or have to pay to terminate the agreements, taking into account the current interest rate environment or current foreign currency forward rates.

26.	SEGMENT INFORMATION

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

The Company evaluates the performance of its operating segments based on organic revenue growth and operating income. For internal reporting and segmental reporting, the following items for which segmental management are not held accountable are excluded from segmental expenses:

i)	costs of the holding company;

ii)	foreign exchange loss from the devaluation of the Venezuelan currency;

Willis Group Holdings plc

26.	SEGMENT INFORMATION (Continued)

iii)	foreign exchange hedging activities, foreign exchange movements on the UK pension plan asset and foreign exchange gains and losses from currency purchases and sales;

iv)	amortization of intangible assets;

v)	gains and losses on the disposal of operations and major properties;

vi)	significant legal settlements which are managed centrally;

vii)	integration costs associated with the acquisition of HRH; and

viii)	costs associated with the redomicile of the Company’s parent company from Bermuda to Ireland.

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

Selected information regarding the Company’s operating segments is as follows:

							Interest in
							earnings
					Depreciation		of
	Commissions	Investment	Other	Total	and	Operating	associates
	and fees	income	income	revenues	amortization	income	net of tax
	(millions)

Year ended December 31, 2010
Global	$873	$7	$—	$880	$18	$262	$—
North America	1,359	15	1	1,375	23	319	—
International	1,068	16	—	1,084	22	285	23

Total Retail	2,427	31	1	2,459	45	604	23

Total Operating Segments	3,300	38	1	3,339	63	866	23
Corporate and Other(i)	—	—	—	—	82	(113)	—

Total Consolidated	$3,300	$38	$1	$3,339	$145	$753	$23

Year ended December 31, 2009
Global	$822	$13	$—	$835	$15	$255	$—
North America	1,368	15	3	1,386	23	328	—
International	1,020	22	—	1,042	26	276	33

Total Retail	2,388	37	3	2,428	49	604	33

Total Operating Segments	3,210	50	3	3,263	64	859	33
Corporate and Other(i)	—	—	—	—	100	(165)	—

Total Consolidated	$3,210	$50	$3	$3,263	$164	$694	$33

Notes to the financial statements

26.	SEGMENT INFORMATION (Continued)

							Interest in
							earnings
					Depreciation		of
	Commissions	Investment	Other	Total	and	Operating	associates
	and fees	income	income	revenues	amortization	income	net of tax
	(millions)

Year ended December 31, 2008
Global	$784	$30	$—	$814	$13	$240	$—
North America	905	15	2	922	16	142	—
International	1,055	36	—	1,091	25	306	22

Total Retail	1,960	51	2	2,013	41	448	22

Total Operating Segments	2,744	81	2	2,827	54	688	22
Corporate and Other(i)	—	—	—	—	36	(185)	—

Total Consolidated	$2,744	$81	$2	$2,827	$90	$503	$22

(i)	Corporate and Other includes the following:

	Years ended December 31,
	2010	2009	2008
	(millions)

Amortization of intangible assets	$(82)	$(100)	$(36)
Foreign exchange hedging	(16)	(42)	(13)
Foreign exchange on the UK pension plan asset	3	(6)	(34)
HRH integration costs	—	(18)	(5)
Net (loss) gain on disposal of operations	(2)	13	—
2008 expense review	—	—	(92)
Gain on disposal of London headquarters	—	—	7
Venezuela currency devaluation	(12)	—	—
Release of previously established legal provision	7	—	—
Redomicile of parent company costs	—	(6)	—
Other	(11)	(6)	(12)

Total corporate and other	$(113)	$(165)	$(185)

The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income from continuing operations before income taxes and interest in earnings of associates.

	Years ended December 31,
	2010	2009	2008
	(millions)

Total consolidated operating income	$753	$694	$503
Interest expense	(166)	(174)	(105)

Income from continuing operations before income taxes and interest in earnings of associates	$587	$520	$398

Willis Group Holdings plc

26.	SEGMENT INFORMATION (Continued)

The Company does not routinely evaluate the total asset position by segment, and the following allocations have been made based on reasonable estimates and assumptions:

	December 31,
	2010	2009
	(millions)

Total assets:
Global	$9,636	$9,544

North America	4,032	4,408
International	2,109	2,246

Total Retail	6,141	6,654

Total Operating Segments	15,777	16,198
Corporate and Eliminations	70	(573)

Total Consolidated	$15,847	$15,625

Operating segment revenue by product is as follows:

	Years ended December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008
	Global			North America			International			Total
	(millions)

Commissions and fees:
Retail insurance services	$—	$—	$—	$1,359	$1,368	$905	$1,068	$1,020	$1,055	$2,427	$2,388	$1,960
Specialty insurance services	873	822	784	—	—	—	—	—	—	873	822	784

Total commissions and fees	873	822	784	1,359	1,368	905	1,068	1,020	1,055	3,300	3,210	2,744
Investment income	7	13	30	15	15	15	16	22	36	38	50	81
Other income	—	—	—	1	3	2	—	—	—	1	3	2

Total Revenues	$880	$835	$814	$1,375	$1,386	$922	$1,084	$1,042	$1,091	$3,339	$3,263	$2,827

None of the Company’s customers represented more than 10 percent of the Company’s consolidated commissions and fees for the years ended December 31, 2010, 2009 and 2008.

Information regarding the Company’s geographic locations is as follows:

	Years ended December 31,
	2010	2009	2008
	(millions)

Commissions and fees(i)
UK	$902	$859	$860
US	1,510	1,518	1,054
Other(ii)	888	833	830

Total	$3,300	$3,210	$2,744

Notes to the financial statements

26.	SEGMENT INFORMATION (Continued)

	December 31,
	2010	2009
	(millions)

Fixed assets
UK	$163	$172
US	178	141
Other(ii)	40	39

Total	$381	$352

(i)	Commissions and fees are attributed to countries based upon the location of the subsidiary generating the revenue.

(ii)	Other than in the United Kingdom and the United States, the Company does not conduct business in any country in which its commissions and fees and/or fixed assets exceed 10 percent of consolidated commissions and fees and/or fixed assets, respectively.

27.	SUBSIDIARY UNDERTAKINGS

The Company has investments in the following subsidiary undertakings which principally affect the net income or net assets of the Group.

A full list of the Group’s subsidiary undertakings is included within the Company’s annual return.

	Country of		Percentage
Subsidiary Name	Registration	Class of share	Ownership

Holding companies
TAI Limited	England and Wales	Ordinary shares	100%
Trinity Acquisition plc	England and Wales	Ordinary shares	100%
Willis Faber Limited	England and Wales	Ordinary shares	100%
Willis Group Limited	England and Wales	Ordinary shares	100%
Willis Investment UK Holdings Limited	England and Wales	Ordinary shares	100%
Willis Netherlands Holdings B.V.	Netherlands	Ordinary shares	100%
Willis Europe B.V.	England and Wales	Ordinary shares	100%
Insurance broking companies
Willis HRH, Inc.	USA	Common shares	100%
Willis Limited	England and Wales	Ordinary shares	100%
Willis North America, Inc.	USA	Common shares	100%
Willis Re, Inc	USA	Common shares	100%

28.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

On July 1, 2005, Willis North America Inc. (‘Willis North America’) issued senior notes totaling $600 million under its February 2004 registration statement. On March 28, 2007, Willis North America issued further senior notes totaling $600 million under its June 2006 registration statement. On September 29, 2009, Willis North America issued senior notes totaling $300 million under its June 2009 registration statement (Note 18 — Debt).

Until December 22, 2010, all direct obligations under the senior notes were jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, Trinity Acquisition plc, TA III Limited, TA IV Limited, and Willis Group Limited, the Guarantor Companies. On that date and in connection with an internal group reorganisation, TA II Limited, TA III Limited and TA IV Limited transferred their obligations

Willis Group Holdings plc

28.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

as guarantors to the other Guarantor Companies. TA II Limited, TA III Limited and TA IV Limited entered member’s voluntary liquidation on December 31, 2010. The assets of these companies were distributed to the other Guarantor Companies, either directly or indirectly, as a final distribution paid prior to their entering member’s voluntary liquidation. These final distributions have been excluded from the 2010 results and cash flows of the Other Guarantors. The final distributions comprise: a $4.3 billion dividend from TA IV Limited to Trinity Acquisition plc; a $5.1 billion distribution from TA III Limited to TA II Limited and a $4.7 billion distribution from TA II Limited to TA I Limited. Since all of the liquidated guarantors were ultimately liquidated into another guarantor, these transactions did not have a material impact on the guarantees of the senior notes and did not require the consent of the noteholders under the applicable indentures.

Willis Group Holdings was incorporated on September 24, 2009 and, as discussed in Note 2, replaced Willis-Bermuda as the ultimate parent company on December 31, 2009. Willis Netherlands Holdings B.V. was incorporated on November 27, 2009.

The debt securities that were issued by Willis North America and guaranteed by the entities described above, and for which the disclosures set forth below relate and are required under applicable SEC rules, were issued under a “shelf” registration statements on Form S-3, including our current June 2009 registration statement (the “Willis Shelf”). The Willis Shelf also covers and contemplates possible issuances of securities by, and guarantees by, other Willis group entities, including Willis Group Holdings. One possible structure originally contemplated by the Willis Shelf was for debt securities issued by Trinity Acquisition plc and guaranteed by certain of its direct and indirect parent entities, but not guaranteed by its direct and indirect subsidiaries, including Willis North America, and the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 included a footnote (Note 25) that corresponded to this possible issuance structure. We have determined that we will not utilize the Willis Shelf to issue debt securities using such a structure, and we therefore have not included a corresponding footnote in these financial statements.

Presented below is condensed consolidating financial information for:

(i)	Willis Group Holdings, which is a guarantor, on a parent company only basis;

(ii)	the Other Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent and are all direct or indirect parents of the issuer;

(iii)	the Issuer, Willis North America;

(iv)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(v)	Eliminations; and

(vi)	Consolidated Company.

The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets for the year ended December 31, 2010 of Willis Group Holdings, the Other Guarantors and the Issuer. Investments in subsidiaries in the condensed consolidating balance sheet for Other, represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.

The entities included in the Other Guarantors column for the year ended December 31, 2010 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, Trinity Acquisition plc, TA I Limited, TA II Limited, TA III Limited, TA IV Limited and Willis Group Limited. See the discussion above describing the liquidation of certain of these entities.

Notes to the financial statements

28.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2010
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$3,300	$—	$3,300
Investment income	—	10	2	36	(10)	38
Other income	—	—	—	1	—	1

Total revenues	—	10	2	3,337	(10)	3,339

EXPENSES
Salaries and benefits	—	—	—	(1,888)	15	(1,873)
Other operating expenses	335	(10)	(110)	(762)	(19)	(566)
Depreciation expense	—	—	(9)	(54)	—	(63)
Amortization of intangible assets	—	—	—	(82)	—	(82)
Net (loss) gain on disposal of operations	(347)	—	—	350	(5)	(2)

Total expenses	(12)	(10)	(119)	(2,436)	(9)	(2,586)

OPERATING (LOSS) INCOME	(12)	—	(117)	901	(19)	753
Investment income from Group undertakings	—	1,683	356	952	(2,991)	—
Interest expense	—	(423)	(157)	(374)	788	(166)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(12)	1,260	82	1,479	(2,222)	587
Income taxes	—	16	29	(186)	1	(140)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(12)	1,276	111	1,293	(2,221)	447
Interest in earnings of associates, net of tax	—	—	—	16	7	23

(LOSS) INCOME FROM CONTINUING OPERATIONS	(12)	1,276	111	1,309	(2,214)	470

NET (LOSS) INCOME	(12)	1,276	111	1,309	(2,214)	470

Less: Net income attributable to noncontrolling interests	—	—	—	(15)	—	(15)
EQUITY ACCOUNT FOR SUBSIDIARIES	467	(823)	(76)	—	432	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$455	$453	$35	$1,294	$(1,782)	$455

Willis Group Holdings plc

28.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2009
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$3,210	$—	$3,210
Investment income	—	—	4	46	—	50
Other income	—	—	—	3	—	3

Total revenues	—	—	4	3,259	—	3,263

EXPENSES
Salaries and benefits	—	—	—	(1,836)	9	(1,827)
Other operating expenses	—	57	(62)	(590)	4	(591)
Depreciation expense	—	—	(8)	(56)	—	(64)
Amortization of intangible assets	—	—	—	(100)	—	(100)
Net gain on disposal of operations	—	—	—	13	—	13

Total expenses	—	57	(70)	(2,569)	13	(2,569)

OPERATING INCOME (LOSS)	—	57	(66)	690	13	694
Investment income from Group undertakings	—	917	492	504	(1,913)	—
Interest expense	—	(415)	(173)	(346)	760	(174)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	—	559	253	848	(1,140)	520
Income taxes	—	(5)	20	(112)	1	(96)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	—	554	273	736	(1,139)	424
Interest in earnings of associates, net of tax	—	—	—	33	—	33

INCOME FROM CONTINUING OPERATIONS	—	554	273	769	(1,139)	457
Discontinued operations, net of tax	—	—	—	2	—	2

NET INCOME	—	554	273	771	(1,139)	459
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	(17)	(21)
EQUITY ACCOUNT FOR SUBSIDIARIES	438	(156)	(30)	—	(252)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$438	$398	$243	$767	$(1,408)	$438

Notes to the financial statements

28.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2008
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$2,744	$—	$2,744
Investment income	—	—	16	377	(312)	81
Other income	—	—	—	2	—	2

Total revenues	—	—	16	3,123	(312)	2,827

EXPENSES
Salaries and benefits	—	—	—	(1,647)	9	(1,638)
Other operating expenses	(12)	(154)	20	(485)	28	(603)
Depreciation expense	—	—	(6)	(48)	—	(54)
Amortization of intangible assets	—	—	—	(23)	(13)	(36)
Gain on disposal of London headquarters	—	—	—	7	—	7
Net loss on disposal of operations	(5)	—	—	—	5	—

Total expenses	(17)	(154)	14	(2,196)	29	(2,324)

OPERATING (LOSS) INCOME	(17)	(154)	30	927	(283)	503
Investment income from Group undertakings	222	828	121	245	(1,416)	—
Interest expense	(2)	(261)	(104)	(411)	673	(105)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	203	413	47	761	(1,026)	398
Income taxes	—	33	23	(153)	—	(97)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	203	446	70	608	(1,026)	301
Interest in earnings of associates, net of tax	—	—	—	22	—	22

INCOME FROM CONTINUING OPERATIONS	203	446	70	630	(1,026)	323
Discontinued operations, net of tax	—	—	—	1	—	1

NET INCOME	203	446	70	631	(1,026)	324
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	(17)	(21)
EQUITY ACCOUNT FOR SUBSIDIARIES	100	(417)	(10)	—	327	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$303	$29	$60	$627	$(716)	$303

Willis Group Holdings plc

28.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2010
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
	(millions)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—	$76	$240	$—	$316
Accounts receivable	2	—	—	809	28	839
Fiduciary assets	—	—	—	10,167	(598)	9,569
Deferred tax assets	—	—	1	35	—	36
Other current assets	19	23	57	274	(33)	340

Total current assets	21	23	134	11,525	(603)	11,100

Investments in subsidiaries	(1,058)	3,814	1,455	3,855	(8,066)	—
Amounts owed by (to) Group undertakings	3,659	(4,590)	1,002	(71)	—	—

NON-CURRENT ASSETS
Fixed assets	—	—	52	330	(1)	381
Goodwill	—	—	—	1,696	1,598	3,294
Other intangible assets	—	—	—	492	—	492
Investments in associates	—	—	—	(51)	212	161
Deferred tax assets	—	—	—	7	—	7
Pension benefits asset	—	—	—	179	—	179
Other non-current assets	—	166	41	149	(123)	233

Total non-current assets	—	166	93	2,802	1,686	4,747

TOTAL ASSETS	$2,622	$(587)	$2,684	$18,111	$(6,983)	$15,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$10,167	$(598)	$9,569
Deferred revenue and accrued expenses	1	—	—	297	—	298
Income taxes payable	—	—	—	69	(12)	57
Short-term debt	—	—	110	—	—	110
Deferred tax liabilities	—	3	1	5	—	9
Other current liabilities	44	15	38	189	(20)	266

Total current liabilities	45	18	149	10,727	(630)	10,309

NON-CURRENT LIABILITIES
Long-term debt	—	500	1,653	4	—	2,157
Liabilities for pension benefits	—	—	—	164	—	164
Deferred tax liabilities	—	3	26	54	—	83
Provisions for liabilities	—	—	—	183	(4)	179
Other non-current liabilities	—	10	16	321	—	347

Total non-current liabilities	—	513	1,695	726	(4)	2,930

TOTAL LIABILITIES	$45	$531	$1,844	$11,453	$(634)	$13,239

EQUITY
Total Willis Group Holdings stockholders’ equity	$2,577	$(1,118)	$840	$6,627	$(6,349)	$2,577
Noncontrolling interests	—	—	—	31	—	31

Total equity	2,577	(1,118)	840	6,658	(6,349)	2,608

TOTAL LIABILITIES AND EQUITY	$2,622	$(587)	$2,684	$18,111	$(6,983)	$15,847

Notes to the financial statements

28.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2009 (i)
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
	(millions)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—	$104	$117	$—	$221
Accounts receivable	—	—	—	673	143	816
Fiduciary assets	—	—	—	10,206	(547)	9,659
Deferred tax assets	—	—	—	96	(15)	81
Other current assets	—	85	21	532	(440)	198

Total current assets	—	85	125	11,624	(859)	10,975

Investments in subsidiaries	2,180	3,693	1,132	3,867	(10,872)	—
Amounts owed by (to) Group undertakings	—	(2,459)	1,012	1,447	—	—

NON-CURRENT ASSETS
Fixed assets	—	—	35	317	—	352
Goodwill	—	—	—	1,722	1,555	3,277
Other intangible assets	—	—	—	542	30	572
Investments in associates	—	—	—	76	80	156
Deferred tax assets	—	—	—	3	—	3
Pension benefits asset	—	—	—	69	—	69
Other non-current assets	—	14	18	189	—	221

Total non-current assets	—	14	53	2,918	1,665	4,650

TOTAL ASSETS	$2,180	$1,333	$2,322	$19,856	$(10,066)	$15,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$10,206	$(547)	$9,659
Deferred revenue and accrued expenses	—	—	—	324	(23)	301
Income taxes payable	—	86	—	205	(245)	46
Short-term debt	—	—	200	9	—	209
Deferred tax liabilities	—	—	—	5	—	5
Other current liabilities	—	—	1	287	(10)	278

Total current liabilities	—	86	201	11,036	(825)	10,498

NON-CURRENT LIABILITIES
Long-term debt	—	500	1,661	4	—	2,165
Liabilities for pension benefits	—	—	—	187	—	187
Deferred tax liabilities	—	—	15	26	(15)	26
Provisions for liabilities and charges	—	—	—	200	26	226
Other non-current liabilities	—	—	39	255	—	294

Total non-current liabilities	—	500	1,715	672	11	2,898

TOTAL LIABILITIES	$—	$586	$1,916	$11,708	$(814)	$13,396

EQUITY
Total Willis Group Holdings stockholders’ equity	2,180	747	406	8,144	(9,297)	2,180
Noncontrolling interests	—	—	—	4	45	49

Total equity	2,180	747	406	8,148	(9,252)	2,229

TOTAL LIABILITIES AND EQUITY	$2,180	$1,333	$2,322	$19,856	$(10,066)	$15,625

(i)	The 2009 balance sheet has been recast to conform to the current year presentation. See Note 2 — Basis of Presentation and Significant Accounting Policies for details

Willis Group Holdings plc

28.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2010
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
	(millions)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(9)	$1,170	$83	$1,572	$(2,327)	$489

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	10	—	10
Additions to fixed assets	—	—	(7)	(76)	—	(83)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(21)	—	(21)
Acquisitions of investments in associates	—	—	—	(1)	—	(1)
Investment in Trident V Parallel Fund, LP	—	—	—	(1)	—	(1)
Proceeds from sale of continuing operations, net of cash disposed	—	—	—	2	—	2

Net cash used in investing activities	—	—	(7)	(87)	—	(94)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	90	—	—	90
Repayments of debt	—	—	(200)	(9)	—	(209)
Proceeds from issue of shares	36	—	—	—	—	36
Excess tax benefits from share-based payment arrangement	—	—	—	2	—	2
Amounts owed by (to) Group undertakings	106	(317)	6	205	—	—
Dividends paid	(133)	(849)	—	(1,521)	2,327	(176)
Acquisition of noncontrolling interests	—	(4)	—	(6)	—	(10)
Dividends paid to noncontrolling interests	—	—	—	(26)	—	(26)

Net cash provided by (used in) financing activities	9	(1,170)	(104)	(1,355)	2,327	(293)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	—	(28)	130	—	102
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7)	—	(7)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	104	117	—	221

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$76	$240	$—	$316

Notes to the financial statements

28.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2009(i)
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
	(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$867	$390	$27	$(865)	$419

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	20	—	20
Additions to fixed assets	—	—	(17)	(79)	—	(96)
Acquisitions of investments in associates	—	—	—	(42)	—	(42)
Proceeds from reorganization of investments in associates	—	—	—	155	—	155
Proceeds from sale of continuing operations, net of cash disposed	—	—	—	4	—	4
Proceeds from sale of discontinued operations, net of cash disposed	—	—	—	40	—	40
Proceeds on sale of short-term investments	—	—	—	21	—	21

Net cash (used in) provided by investing activities	—	—	(17)	119	—	102

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	(1,090)	1	—	(1,089)
Senior notes issued, net of debt issuance costs	—	482	296	—	—	778
Proceeds from issue of shares	—	—	—	18	—	18
Amounts owed by (to) Group undertakings	—	(646)	525	121	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	—	(703)	—	(336)	865	(174)
Acquisition of noncontrolling interests	—	—	—	(33)	—	(33)
Dividends paid to noncontrolling interests	—	—	—	(17)	—	(17)

Net cash used in financing activities	—	(867)	(269)	(245)	865	(516)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	104	(99)	—	5
Effect of exchange rate changes on cash and cash equivalents	—	—	—	11	—	11
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	—	205	—	205

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$104	$117	$—	$221

(i)	The 2009 Consolidated Statements of Cash Flows has been recast to conform to the new balance sheet presentation. See Note 2 — Basis of Presentation and Significant Accounting Policies for details

Willis Group Holdings plc

28.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2008(i)
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
	(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$202	$426	$5	$606	$(986)	$253

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	6	—	6
Additions to fixed assets	—	—	(6)	(88)	—	(94)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(940)	—	(940)
Acquisitions of investments in associates	—	—	—	(31)	—	(31)
Proceeds from sale of continuing operations, net of cash disposed	—	—	—	11	—	11
Proceeds on sale of short-term investments	—	—	—	15	—	15

Net cash used in investing activities	—	—	(6)	(1,027)	—	(1,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of short-term debt, net of debt issuance costs	—	—	1,026	—	—	1,026
Proceeds from issue of long-term debt, net of debt issuance costs	—	—	643	—	—	643
Repayments of debt	—	—	(641)	—	—	(641)
Repurchase of shares	(75)	—	—	—	—	(75)
Proceeds from issue of shares	15	—	—	—	—	15
Amounts owed by (to) Group undertakings	5	241	(1,100)	854	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	6	—	6
Dividends paid	(146)	(667)	—	(319)	986	(146)
Acquisition of noncontrolling interests	(2)	—	—	(5)	—	(7)
Dividends paid to noncontrolling interests	—	—	—	(13)	—	(13)

Net cash (used in) provided by financing activities	(203)	(426)	(72)	523	986	808

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	—	(73)	102	—	28
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(23)	—	(23)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	73	126	—	200

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$—	$205	$—	$205

(i)	The 2008 Consolidated Statements of Cash Flows has been recast to conform to the new balance sheet presentation. See Note 2 — Basis of Presentation and Significant Accounting Policies for details

Notes to the financial statements

29.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2010 and 2009 were as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share data)

2010
Total revenues	$972	$799	$733	$835
Total expenses	(671)	(630)	(627)	(658)
Net income	211	91	65	103
Net income attributable to Willis Group Holdings	204	89	64	98
Earnings per share — continuing operations
— Basic	$1.21	$0.52	$0.38	$0.57
— Diluted	$1.20	$0.52	$0.37	$0.57
Earnings per share — discontinued operations
— Basic	$—	$—	$—	$—
— Diluted	$—	$—	$—	$—
2009
Total revenues	$930	$784	$725	$824
Total expenses	(656)	(619)	(643)	(651)
Net income	201	91	81	86
Net income attributable to Willis Group Holdings	193	87	79	79
Earnings per share — continuing operations
— Basic	$1.15	$0.52	$0.46	$0.47
— Diluted	$1.15	$0.52	$0.46	$0.47
Earnings per share — discontinued operations
— Basic	$0.01	$—	$0.01	$—
— Diluted	$0.01	$—	$0.01	$—

Willis Group Holdings plc

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A —	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the criteria related to internal control over financial reporting described in Internal Control — Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our independent registered public accountants, Deloitte LLP, who have audited and reported on our financial statements, have undertaken an assessment of the Company’s internal control over financial reporting. Deloitte’s report is presented below.

February 25, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Willis Group Holdings Public Limited Company,
Dublin, Ireland

We have audited the internal control over financial reporting of Willis Group Holdings Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements.

Deloitte LLP

London, United Kingdom
February 25, 2011

Willis Group Holdings plc

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B —	Other Information

As discussed in our Form 8-K furnished on February 10, 2011 and in Management’s Discussion & Analysis, we anticipate that we will incur pre-tax charges of approximately $110 million to $130 million, primarily recorded in the first quarter of 2011, in connection with our operational review, certain of which charges will be costs associated with exit or disposal activities under Item 2.05 of Form 8-K. The Board of Directors authorized senior management to implement such plan on February 3, 2011.

Directors and officers

PART III

Item 10 —	Directors, Executive Officers and Corporate Governance

Except for the information regarding executive officers (other than Joseph J. Plumeri) required by Item 401 of Regulation S-K which is set forth below, as of February 21, 2011, we incorporate the information required by this item by reference to the headings ‘Election of Directors’, ’Corporate Governance’, ‘Section 16 Beneficial Ownership Reporting Compliance’ and ‘Ethical Code’ in our 2011 Proxy Statement.

Adam G. Ciongoli — Mr. Ciongoli, age 42, was appointed an executive officer and Group General Counsel on March 26, 2007. He was appointed Group Secretary on August 1, 2009. Prior to joining the Willis Group, he served as a counselor and law clerk to US Supreme Court Justice Samuel A. Alito, Jr. during the Justice’s first Term on the Court. Previously, Mr. Ciongoli was Senior Vice President and General Counsel for TimeWarner Europe, and the Counselor to United States Attorney General John Ashcroft. Mr. Ciongoli also serves as a special consultant to the New York City Police Department, and as an adjunct professor of law at Columbia University Law School.

Peter Hearn — Mr. Hearn, age 55, was appointed an executive officer on April 10, 2007. Mr. Hearn joined the Willis Group in January 1994 as a Senior Vice President to open and manage the Philadelphia office and was appointed Eastern Region Manager in October 1994 and Executive Vice President in 1997. Most recently, Mr. Hearn was appointed Chief Executive Officer of Willis Re in November 2006 and will be appointed Chairman of Willis Re. Prior to joining Willis, Mr. Hearn served as Vice President and Principal of Towers Perrin Reinsurance. Mr. Hearn has 31 years of experience in the insurance brokerage industry.

Victor P. Krauze — Mr. Krauze, age 51, was appointed an executive officer on December 3, 2010 and named Chairman and Chief Executive Officer of Willis North America. Previously, Mr. Krauze was President and Chief Operating Officer for Willis North America, a position in which he had served since 2009. Mr. Krauze has also served as President/CEO for Willis’ Minnesota operations, National Partner of the Great Lakes region and Regional Executive Officer (National Partner) of Willis’ Central Region. Prior to joining Willis in 1997, Mr. Krauze gained experience as a casualty marketing specialist with another major global broker where his early roles included Producer and Account Executive. Mr. Krauze has over 20 years of experience in the insurance industry.

David B. Margrett — Mr. Margrett, age 57, was appointed an executive officer on January 25, 2005. Mr. Margrett joined the Willis Group in September 2004 as a Managing Director of Global Markets. He was appointed Chief Executive Officer, Global Specialties in January 2005 and Chairman and Chief Executive Officer of Willis Limited on April 1, 2007. Prior to joining the Willis Group, Mr. Margrett had been with Heath Lambert Group, or its predecessors, since 1973, holding a number of senior positions, including Chief Executive from 1996 to 2004. Mr. Margrett has 37 years experience of the insurance industry.

Grahame J. Millwater — Mr. Millwater, age 47, was appointed an executive officer on December 18, 2001. He was appointed Group President on February 29, 2008, having been Chief Operating Officer since November 29, 2006. He has held several other senior positions since joining the Willis Group in September 1985, including Chairman and Chief Executive Officer of Willis Re. Mr. Millwater has 24 years of experience in the insurance brokerage industry, all of which have been with the Willis Group.

Michael K. Neborak — Mr. Neborak, age 54, was appointed an executive officer and Group Chief Financial Officer on July 6, 2010. Mr. Neborak joined Willis from MSCI Inc., a NYSE listed company, where he was Chief Financial Officer. With more than 30 years of experience in finance and accounting, Mr. Neborak also held senior positions with Citigroup, including divisional CFO and co-head of Corporate Strategy & Business Development, from 2000 — 2006, and prior to that, in the investment banking group at Salomon Smith Barney from 1982 — 2000. He began his career as an accountant with Arthur Andersen & Co.

Willis Group Holdings plc

Martin J. Sullivan — Mr. Sullivan, age 56, was appointed an executive officer on September 7, 2010. Mr. Sullivan joined Willis as Deputy Chairman, Willis Group Holdings plc, and Chairman and CEO of Willis Global Solutions, which oversees the brokerage and risk management advisory services for Willis’ multinational and global accounts. Mr. Sullivan previously served as President and Chief Executive Officer of American International Group, Inc. (‘AIG’), from 2005-2008 and was Vice Chairman and Co-Chief Operating Officer from May 2002 until March 2005. He first joined AIG in the UK in 1971 and in the intervening years served in a number of positions of increasing responsibility, culminating in his election as Senior Vice President, Foreign General Insurance in 1996 and Executive Vice President, Foreign General Insurance in 1998. In 1996, he was appointed Chief Operating Officer of AIU in New York and named President in 1997.

Sarah J. Turvill — Ms. Turvill, age 57, was appointed an executive officer on July 1, 2001. Ms. Turvill joined the Willis Group in May 1978 and has held a number of senior management roles in our international business, particularly in Europe where she was Managing Director from 1995 to 2001. Ms. Turvill is currently Chief Executive Officer of Willis International, a position she has held since July 2001, and was additionally appointed Chairman in November 2006. She has 31 years of experience in the insurance brokerage industry, all of which have been with the Willis Group.

Timothy D. Wright — Mr. Wright, age 49, was appointed an executive officer and Group Chief Operating Officer on September 1, 2008. Prior to joining the Willis Group, he was a Partner of Bain & Company where he led their Financial Services practice in London. Mr. Wright was previously UK Managing Partner of Booz Allen & Hamilton and led their insurance work globally. He has more than 20 years of experience in the insurance and financial service industries internationally.

Directors’ and auditors’ remuneration

Item 11 —	Executive Compensation

The information under the heading ‘Executive Compensation’ in the 2011 Proxy Statement is incorporated herein by reference. Nothing in this report shall be construed to incorporate by reference the Board Compensation Committee Report on Executive Compensation which is contained in the 2011 Proxy Statement.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading ‘Security Ownership-Security Ownership of Certain Beneficial Owners and Management’ in the 2011 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2010, about the securities authorized for issuance under our equity compensation plans, and is categorized according to whether or not the equity plan was previously approved by shareholders:

	Number of Shares
	to be Issued Upon		Weighted Average
	Exercise of		Exercise Price of	Number of Shares
	Outstanding		Outstanding	Remaining
	Options, Warrants		Options, Warrants	Available for
Plan Category	and Rights		and Rights(1)	Future Issuance

Equity compensation plans approved by security holders	21,364,574	(2)	$32.95	8,111,532	(3)
Equity compensation plans not approved by security holders	1,331,901	(4)	$27.61	883,913	(5)

Total	22,696,475		$32.64	8,995,445

(1)	The weighted-average exercise price set forth in this column is calculated excluding restricted share units (‘RSUs’) or other awards for which recipients are not required to pay an exercise price to receive the shares subject to the awards.

(2)	Includes options and RSUs outstanding under the 2001 Share Purchase and Option Plan and the 2008 Share Purchase and Option Plan.

(3)	Represents shares available for issuance pursuant to awards that may be granted under the 2001 Share Purchase and Option Plan, the 2008 Share Purchase and Option Plan, the 2001 North American Employee Stock Purchase Plan and the 2010 North American Employee Stock Purchase Plan. The 2001 Share Purchase and Option Plan expires May 3, 2011 and the 2001 North American Employee Stock expires May 31, 2011.

(4)	Includes options and RSUs outstanding under the following plans that were assumed by Willis in connection with the acquisition by Willis of HRH: HRH 2000 Share Incentive Plan and the HRH 2007 Share Incentive Plan (‘HRH 2007 Plan’). No future awards will be granted under the HRH 2000 Share Incentive Plan. Also includes 245,000 shares that may be issued to directors upon exercise of options.

(5)	Represents Shares that remain available for issuance under the HRH 2007 Plan. Willis is authorized to grant awards under the HRH 2007 Plan until 2017 to employees who were formerly employed by HRH and to new employees who have joined Willis or one of its subsidiaries since October 1, 2008, the date that the acquisition of HRH was completed.

Item 13 —	Certain Relationships and Related Transactions, and Director Independence

The information under the headings ‘Certain Relationships and Related Transactions’ and ‘Corporate Governance’ in the 2011 Proxy Statement is incorporated herein by reference.

Item 14 —	Principal Accounting Fees and Services

The information under the headings ‘Fees Paid to Independent Auditors’ in the 2011 Proxy Statement is incorporated herein by reference and as disclosed in Note 5 to the consolidated financial statements.

Willis Group Holdings plc

PART IV

Item 15 — Exhibits, Financial Statement Schedules.

The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company consisting of:

(a) Report of Independent Registered Public Accounting Firm.

(b)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

(c)	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2010.

(d) Consolidated Balance Sheets as of December 31, 2010 and 2009.

(e)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010.

(f)	Consolidated Statements of Changes in Equity and Comprehensive Income for each of the three years in the period ended December 31, 2010.

(g) Notes to the Consolidated Financial Statements.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

(2) Exhibits:

2.1	Scheme of Arrangement between Willis Group Holdings Limited and the Scheme Shareholders (incorporated by reference to Annex A to Willis Group Holdings Limited’s Definitive Proxy Statement on Schedule 14A filed on November 2, 2009)
3.1	Memorandum and Articles of Association of Willis Group Holdings Public Limited Company (incorporated herein by reference to Exhibit No. 3.1 to the Company’s Form 8-K filed on January 4, 2010)
3.2	Certificate of Incorporation of Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit No. 3.2 to the Company’s Form 8-K filed on January 4, 2010)
4.1	Senior Indenture dated as of July 1, 2005, and First Supplemental Indenture, dated as of July 1, 2005, among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York (f/k/a JPMorgan Chase Bank, N.A.), as the Trustee, for the issuance of the 5.625% senior notes due 2015 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 8-K filed on July 1, 2005)
4.2	Second Supplemental Indenture dated as of March 28, 2007 among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Public Limited Company, as the Guarantors, and The Bank of New York, as the Trustee, to the Indenture dated as of July 1, 2005, for the issuance of the 6.20% senior notes due 2017 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 8-K filed on March 30, 2007)
4.3	Third Supplemental Indenture dated as of October 1, 2008 among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 10-Q filed on November 10, 2008)

Exhibits

(2) Exhibits (continued):

4.4	Fourth Supplemental Indenture dated as of September 29, 2009 among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York, as the Trustee, to the Indenture dated as of July 1, 2005 for the issuance of the 7.00% senior notes due 2019 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 8-K filed on September 29, 2009)
4.5	Fifth Supplemental Indenture dated as of December 31, 2009 among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 4, 2010)
4.6	Sixth Supplemental Indenture dated as of December 22, 2010 among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005*
4.7	Indenture dated as of March 6, 2009, among Trinity Acquisition plc, as Issuer, Willis Group Holdings Public Limited Company, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited, Willis Group Limited and Willis North America Inc., as the Guarantors, and The Bank of New York Mellon, as the Trustee; for the issuance of 12.875% senior notes due 2016 (incorporated by reference to Exhibit 4.2 to Willis Group Holdings Limited’s Form 8-K filed on March 12, 2009)
4.8	First Supplemental Indenture dated as of November 18, 2009 among Trinity Acquisition plc, as the Issuer, Willis Group Holdings Public Limited Company, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited, Willis Group Limited and Willis North America Inc., as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of March 6, 2009 (incorporated by reference to Exhibit No. 4.3 to the Company’s Form 8-K filed on January 4, 2010)
4.9	Second Supplemental Indenture dated as of December 31, 2009 among Trinity Acquisition plc, as the Issuer, Willis Group Holdings Public Limited Company, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited, Willis Group Limited and Willis North America Inc., as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of March 6, 2009 (incorporated by reference to Exhibit No. 4.2 to the Company’s Form 8-K filed on January 4, 2010)
4.10	Third Supplemental Indenture dated as of March 18, 2010 among Trinity Acquisition plc, as the Issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited, Willis Group Limited and Willis North America Inc., as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of March 6, 2009 (incorporated by reference to Exhibit No. 10.1 to the Company’s Form 8-K filed on March 23, 2010)
4.11	Fourth Supplemental Indenture dated as of December 22, 2010 among Trinity Acquisition plc, as the Issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited, Willis Group Limited and Willis North America Inc., as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of March 6, 2009*

Willis Group Holdings plc

(2) Exhibits (continued):

4.12	Note Purchase Agreement dated February 10, 2009, among Trinity Acquisition plc, as Issuer, Willis Group Holdings Public Limited Company, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited, Willis Group Limited and Willis North America Inc., as the Guarantors, for the purchase by GSMP V Onshore International, Ltd., GSMP V Offshore International, Ltd., GSMP V Institutional International, Ltd. and GS Mezzanine Partners V Institutional L.P. of $500,000,000 aggregate principal amount of the Issuer’s 12.875% senior notes due 2016 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 8-K filed on March 12, 2009)
4.13	Registration Rights Agreement dated as of March 6, 2009, among Trinity Acquisition plc, as Issuer, Willis Group Holdings Public Limited Company, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, TA IV Limited, Willis Group Limited and Willis North America Inc., as the Guarantors, and GSMP V Onshore International, Ltd., GSMP V Offshore International, Ltd., GSMP V Institutional International, Ltd. and GS Mezzanine Partners V Institutional L.P., as Initial Purchasers, granting registration rights for the 12.875% senior notes due 2016 (incorporated by reference to Exhibit 4.3 to Willis Group Holdings Limited’s Form 8-K filed on March 12, 2009)
10.1	Credit Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Public Limited Company, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender and Banc of America Securities LLC, as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited’s Form 8-K filed on October 6, 2008)
10.2	First Amendment dated November 14, 2008 to the Credit Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Public Limited Company, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender and Banc of America Securities LLC, as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited’s Form 8-K filed on November 25, 2008)
10.3	Second Amendment dated February 4, 2009 to the Credit Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Public Limited Company, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender and Banc of America Securities LLC, as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited’s Form 8-K filed on February 6, 2009)
10.4	Third Amendment dated October 28, 2009 to the Credit Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Public Limited Company, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender and Banc of America Securities LLC, as Administrative Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Willis Group Holdings Limited’s Form 8-K filed on November 2, 2009)
10.5	Fourth Amendment dated as of November 18, 2009 to the Credit Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Public Limited Company, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and Banc of America Securities LLC, as Sole Lead Arranger (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 4, 2010)
10.6	Credit Agreement, dated as of August 9, 2010, among Willis North America, Inc., Willis Group Holdings Public Limited Company, Bank of America, N.A., as Administrative Agent and L/C Issuer and Banc of America Securities, LLC as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 11, 2010)
10.7	Guaranty Agreement, dated as of August 9, 2010, among Willis North America, Inc., Willis Group Holdings Public Limited Company, Bank of America, N.A., as Administrative Agent and L/C Issuer and Banc of America Securities, LLC as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 11, 2010)

Exhibits

(2) Exhibits (continued):

10.8	Guaranty Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Public Limited Company, the other Guarantors party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 4, 2010)
10.9	Supplement to Guaranty dated as of December 31, 2009 under the Guaranty Agreement, dated as of October 1, 2008, among Willis North America Inc., Willis Group Holdings Public Limited Company, the other Guarantors party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 4, 2010)
10.10	Deed Poll of Assumption dated as of December 31, 2009 between Willis Group Holdings Limited and Willis Group Limited Public Limited Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 4, 2010)†
10.11	Willis Group Senior Management Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on January 4, 2010)†
10.12	Willis Group Holdings 2001 North America Employee Share Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on January 4, 2010)†
10.13	Willis Group Holdings 2010 North America Employee Share Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 27, 2010)†
10.14	Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on January 4, 2010)†
10.15	Form of Performance-Based Option Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 10, 2010)†
10.16	Form of Time-Based Option Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan†*
10.17	Form of Time-Based Restricted Share Award Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan†*
10.18	The Willis Group Holdings 2004 Bonus and Share Plan (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on January 4, 2010)†
10.19	Rules of the Willis Group Holdings Sharesave Plan 2001 for the United Kingdom (incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on January 4, 2010)†
10.20	The Willis Group Holdings Irish Sharesave Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 5, 2010)†
10.21	The Willis Group Holdings International Sharesave Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on January 4, 2010)†
10.22	Willis Group Holdings 2008 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on January 4, 2010)†
10.23	Form of Performance-Based Restricted Share Units Award Agreement under the Willis Group Holdings 2008 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K filed on January 4, 2010)†
10.24	Form of Performance-Based Option Award Agreement under the Willis Group Holdings 2008 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed on May 10, 2010)†
10.25	Hilb Rogal and Hamilton Company 2000 Share Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K filed on January 4, 2010)†
10.26	Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed on January 4, 2010)†

Willis Group Holdings plc

(2) Exhibits (continued):

10.27	Form of Time-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2010)†
10.28	Form of Performance-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 6, 2010)†
10.29	Form of Time-Based Option Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 6, 2010)†
10.30	Form of Performance-Based Option Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 6, 2010)†
10.31	Amended and Restated Willis US 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed on November 20, 2009)†
10.32	Form of Deed of Indemnity of Willis Group Limited Public Limited Company with directors and officers (incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K filed on January 4, 2010)†
10.33	Form of Indemnification Agreement of Willis North America Inc. with directors and officers (incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed on January 4, 2010)†
10.34	Letter dated as of December 30, 2009 regarding Amended and Restated Employment Agreement, dated as of March 25, 2001 (as amended), between Willis Group Holdings Limited, Willis North America Inc. and Joseph J. Plumeri (incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K filed on January 4, 2010)†
10.35	2010 Amended and Restated Employment Agreement, dated as of January 1, 2010, by and between Willis North America, Inc. and Joseph J. Plumeri (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 22, 2010)†
10.36	Form of Employment Agreement dated March 13, 2007 between Willis Limited and Grahame J. Millwater (incorporated by reference to Exhibit No. 10.2 to Willis Group Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)†
10.37	Offer Letter dated June 22, 2010 and Form of Employment Agreement between Willis North America, Inc. and Michael K. Neborak (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 23, 2010)†
10.38	Agreement of Restrictive Covenants and Other Obligations dated as of August 2, 2010 between the Company and Michael K. Neborak†*
10.39	Form of Employment Agreement dated March 13, 2007, between Willis Limited and Patrick C. Regan (incorporated by reference to Exhibit 10.3 to Willis Group Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)†
10.40	Form of Employment Agreement dated January 24, 1994, between Willis Faber North America, Inc. and Peter C. Hearn (incorporated by reference to Exhibit No. 10.28 to Willis Group Holdings Limited’s Annual Report on Form 10-K for the year ended December 31, 2007)†
10.41	Agreement of Restrictive Covenants and Other Obligations dated as of May 6, 2008 between the Company and Peter C. Hearn (incorporated by reference to Exhibit 10.2 to Willis Group Holdings Limited’s Form 8-K filed on June 26, 2008)†
10.42	Employment Agreement, dated July 17, 2006, and as amended between, Willis Limited and Stephen E. Wood (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K filed on March 1, 2010)†
10.43	Employment Agreement, dated September 7, 2010, between Willis North America, Inc. and Martin J. Sullivan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed November 5, 2010)†

Exhibits

(2) Exhibits (continued):

10.44		Form of Willis Retention Award Letter†*
10.45		Investment and Share Purchase Agreement dated as of November 18, 2009 by and among Willis Europe BV, Astorg Partners, Soleil, Alcee, the Lucas family shareholders, the Gras family shareholders, key managers of Gras Savoye & Cie and other minority shareholders of Gras Savoye (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed on March 1, 2010)
10.46		Shareholders Agreement dated as of December 17, 2009 by and among Willis Europe BV, Astorg Partners, Soleil, Alcee, the Lucas family shareholders, the Gras family shareholders, key managers of Gras Savoye & Cie and other minority shareholders of Gras Savoye (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on March 1, 2010)
10.47		Amended and Restated Assurance of Discontinuance between the Attorney General of the State of New York and the Company on behalf of itself and its subsidiaries named therein and the Amended and Restated Stipulation between the Superintendent of Insurance of the State of New York and the Company on behalf of itself and the subsidiaries named therein, effective as of February 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2010)
10.48		Agreement between the Attorney General of the State of Connecticut and the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and its subsidiaries and affiliates dated August 31, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report filed by Hilb Rogal & Hobbs Company on Form 8-K dated August 31, 2005, File No. 0-15981)
10.49		Stipulation and Consent Order between the Insurance Commissioner of the State of Connecticut and Hilb Rogal & Hobbs Company and Hilb Rogal & Hobbs of Connecticut, LLC dated August 31, 2005 (incorporated by reference to Exhibit 10.2 to Current Report filed by the Hilb Rogal & Hobbs Company on Form 8-K dated August 31, 2005, File No. 0-15981)
21.1		List of subsidiaries*
23.1		Consent of Deloitte LLP*
31.1		Certification Pursuant to Rule 13a-14(a)*
31.2		Certification Pursuant to Rule 13a-14(a)*
32.1		Certification Pursuant to 18 USC. Section 1350*
32.2		Certification Pursuant to 18 USC. Section 1350*
101	.INS**	XBRL Instance Document
101	.SCH**	XBRL Taxonomy Extension Schema Document
101	.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

Willis Group Holdings plc

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Willis Group Holdings PLC
(Registrant)

By:	/s/ Michael K. Neborak
Michael K. Neborak
Group Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 25th day of February 2011.

/s/ Joseph J. Plumeri Joseph J. Plumeri Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ William W. Bradley William W. Bradley Director

/s/ Joseph A. Califano, Jr. Joseph A. Califano, Jr. Director	Anna C. Catalano Director

/s/ Sir Roy Gardner Sir Roy Gardner Director	/s/ The Rt. Hon. Sir Jeremy Hanley, KCMG The Rt. Hon. Sir Jeremy Hanley, KCMG Director

/s/ Robyn S. Kravit Robyn S. Kravit Director	/s/ Jeffrey B. Lane Jeffrey B. Lane Director

/s/ Wendy E. Lane Wendy E. Lane Director	/s/ James F. McCann James F. McCann Director

/s/ Douglas B. Roberts Douglas B. Roberts Director	/s/ Michael J. Somers Michael J. Somers Director