Form 10-Q
period 2011-03-31
WILLIS GROUP HOLDINGS PLC
filed 2011-05-10
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 30, 2011, there were outstanding 172,030,207 ordinary shares, nominal value $0.000115 per share, of the Registrant.

		Page

Forward-Looking Statements		4
PART I—Financial Information		6
Item 1	—Financial Statements	6
Item 2	—Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item 3	—Quantitative and Qualitative Disclosures about Market Risk	69
Item 4	—Controls and Procedures	69
PART II—Other Information		70
Item 1	—Legal Proceedings	70
Item 1A	—Risk Factors	70
Item 2	—Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3	—Defaults upon Senior Securities	70
Item 4	—(Removed and Reserved)	70
Item 5	—Other Information	70
Item 6	—Exhibits	70
Signatures		71
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Certain Definitions

The following definitions apply throughout this quarterly report unless the context requires otherwise:

‘We’, ‘Us’, ‘Company’, ‘Group’, ‘Willis’ or ‘Our’	Willis Group Holdings and its subsidiaries.

‘Willis Group Holdings’ or ‘Willis Group Holdings plc’	Willis Group Holdings Public Limited Company, a company organized under the laws of Ireland.

‘shares’	The ordinary shares of Willis Group Holdings Public Limited Company, nominal value $0.000115 per share.

‘HRH’	Hilb Rogal & Hobbs Company.

Willis Group Holdings plc

FORWARD-LOOKING STATEMENTS

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, potential cost savings and acceleration of adjusted operating margin and adjusted earnings growth, future capital expenditures, growth in commissions and fees, business strategies, competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, plans and references to future successes, are forward-looking statements. Also, when we use the words such as ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘probably’, or similar expressions, we are making forward-looking statements.

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

For additional factors see Part I, Item 1A ‘Risk Factors’ included in Willis’ Form 10-K for the year ended December 31, 2010. Copies of the 10-K are available online at http://www.sec.gov or www.willis.com.

About Willis

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

Willis Group Holdings plc

PART I —FINANCIAL INFORMATION

Item 1—Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended
		March 31,
	Note	2011	2010
		(millions, except per share data)

REVENUES
Commissions and fees		$1,000	$963
Investment income		8	9
Other income		—	—

Total revenues		1,008	972

EXPENSES
Salaries and benefits	3	(584)	(486)
Other operating expenses		(153)	(149)
Depreciation expense		(20)	(15)
Amortization of intangible assets		(17)	(21)
Net gain on disposal of operations		4	—

Total expenses		(770)	(671)

OPERATING INCOME		238	301
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	14	(171)	—
Interest expense		(40)	(43)

INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		27	258
Income taxes	4	(1)	(67)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES		26	191
Interest in earnings of associates, net of tax		16	20

NET INCOME		42	211
Less: net income attributable to noncontrolling interests		(8)	(7)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$34	$204

EARNINGS PER SHARE—BASIC AND DILUTED
—Basic earnings per share	5	$0.20	$1.21
—Diluted earnings per share	5	$0.20	$1.20

CASH DIVIDENDS DECLARED PER SHARE		$0.26	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
	Note	2011	2010
		(millions, except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents		$432	$316
Accounts receivable, net		992	839
Fiduciary assets		10,484	9,569
Deferred tax assets		27	36
Other current assets	12	369	340

Total current assets		12,304	11,100

NON-CURRENT ASSETS
Fixed assets, net		386	381
Goodwill	10	3,312	3,294
Other intangible assets, net	11	477	492
Investments in associates		193	161
Deferred tax assets		7	7
Pension benefits asset		202	179
Other non-current assets	12	357	233

Total non-current assets		4,934	4,747

TOTAL ASSETS		$17,238	$15,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$10,484	$9,569
Deferred revenue and accrued expenses		349	298
Income taxes payable		29	57
Short-term debt and current portion of long-term debt	14	145	110
Deferred tax liabilities		8	9
Other current liabilities	13	343	266

Total current liabilities		11,358	10,309

NON-CURRENT LIABILITIES
Long-term debt	14	2,432	2,157
Liability for pension benefits		156	164
Deferred tax liabilities		65	83
Provisions for liabilities		187	179
Other non-current liabilities	13	371	347

Total non-current liabilities		3,211	2,930

Total liabilities		14,569	13,239

(Continued on next page)

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

		March 31,	December 31,
	Note	2011	2010
		(millions, except share data)

COMMITMENTS AND CONTINGENCIES	7

EQUITY
Ordinary shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued 171,718,273 shares in 2011 and 170,883,865 shares in 2010		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2011 and 2010		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2011 and 2010		—	—
Additional paid-in capital		1,017	985
Retained earnings		2,125	2,136
Accumulated other comprehensive loss, net of tax	16	(509)	(541)
Treasury shares, at cost, 46,408 shares in 2011 and 2010 and 40,000 shares, €1 nominal value, in 2011 and 2010		(3)	(3)

Total Willis Group Holdings stockholders’ equity	17	2,630	2,577
Noncontrolling interests	17	39	31

Total equity		2,669	2,608

TOTAL LIABILITIES AND EQUITY		$17,238	$15,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three months ended March 31,
	Note	2011	2010(i)
		(millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$42	$211
Adjustments to reconcile net income to total net cash provided by operating activities:
Net gain on disposal of operations and fixed and intangible assets		(4)	—
Depreciation expense		20	15
Amortization of intangible assets		17	21
Provision for doubtful debts		1	—
Benefit for deferred income taxes		(8)	(10)
Excess tax benefits from share-based payment arrangements		(1)	1
Share-based compensation		14	12
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs		171	—
Undistributed earnings of associates		(16)	(20)
Non-cash Venezuela currency devaluation	2	—	12
Effect of exchange rate changes on net income		(8)	1
Change in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable, net		(139)	(77)
Fiduciary assets		(779)	(1,921)
Fiduciary liabilities		779	1,921
Other assets		(172)	(131)
Other liabilities		85	54
Movement on provisions		5	(20)

Net cash provided by operating activities		7	69

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		2	2
Additions to fixed assets		(20)	(29)
Acquisitions of subsidiaries, net of cash acquired		(3)	(13)
Acquisition of investments in associates		(2)	(1)
Investment in Trident V Parallel Fund, LP		(1)	—

Net cash used in investing activities		(24)	(41)

(i)	The 2010 Unaudited Condensed Consolidated Statement of Cash Flows has been recast to conform to the new balance sheet presentation. See Note 2—Basis of Presentation and Significant Accounting Policies for details.

(Continued on next page)

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		Three months ended
		March 31,
	Note	2011	2010(i)
		(millions)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM OPERATING AND INVESTING ACTIVITIES		$(17)	$28
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	14	10	65
Senior notes issued, net of debt issuance costs	14	788	—
Repayments of debt	14	(492)	(43)
Make-whole on repurchase and redemption of senior notes	14	(146)	—
Proceeds from issue of shares		19	11
Excess tax benefits from share-based payment arrangements		1	(1)
Dividends paid		(45)	(44)
Acquisition of noncontrolling interests		(7)	(4)
Dividends paid to noncontrolling interests		(1)	(1)

Net cash provided by (used in) financing activities		127	(17)

INCREASE IN CASH AND CASH EQUIVALENTS		110	11
Effect of exchange rate changes on cash and cash equivalents		6	(10)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		316	221

CASH AND CASH EQUIVALENTS, END OF PERIOD		$432	$222

(i)	The 2010 Unaudited Condensed Consolidated Statement of Cash Flows has been recast to conform to the new balance sheet presentation. See Note 2—Basis of Presentation and Significant Accounting Policies for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the financial statements
(Unaudited)

1.	NATURE OF OPERATIONS

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

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three month period ended March 31, 2011 may not necessarily be indicative of the operating results for the entire fiscal year.

These Interim Financial Statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and changes in equity for each of the three years in the period ended December 31, 2010 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2011 and Current Report on Form 8-K subsequently filed on March 14, 2011.

Balance sheet presentation

As disclosed in the Company’s Form 10-K for the period ended December 31, 2010, the Company now provides additional disclosure within the unaudited condensed consolidated balance sheet of:

•	the Group’s non-fiduciary balances; and

•	the further distinction between those assets and liabilities that are expected to be realized within or later than twelve months of the balance sheet date.

The Company believes this amended presentation better reflects the Company’s liquidity position and exposures to credit risk. Accordingly, the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2010 has been recast to conform with the new balance sheet presentation.

Devaluation of Venezuelan currency

With effect from January 1, 2010, the Venezuelan economy was designated as hyper-inflationary. The Venezuelan government also devalued the Bolivar Fuerte in January 2010. As a result of these actions, the Company recorded a $12 million charge in other operating expenses in the three month period ended March 31, 2010 to reflect the re-measurement of its net assets denominated in Venezuelan Bolivar Fuerte at January 1, 2010.

Willis Group Holdings plc

3.	SALARIES AND BENEFITS EXPENSE

Severance Costs

As part of the Company’s 2011 operational review the Company incurred severance costs of $46 million in the three months ended March 31, 2011. These costs relate to approximately 450 positions that have been eliminated.

$40 million of these severance costs for these employees were recognized pursuant to a one-time benefit arrangement, with the remaining $6 million recognized pursuant to the terms of employees’ existing benefit arrangements or employee arrangements. All of these costs have been recognized within salaries and benefits.

In addition to the severance incurred as part of the 2011 operational review, an additional charge of $2 million was recognised within salaries and benefits relating to the waiver of retention awards held on the balance sheet for the approximately 450 positions that have been eliminated.

At March 31, 2011, the Company’s severance liability under the 2011 operational review was:

(millions)

Balance at January 1, 2011	$—
Severance costs accrued	46
Cash payments	(16)
Foreign exchange	—

Balance at March 31, 2011	$30

It is estimated that a total of $62 million will be incurred under the 2011 operational review for severance throughout 2011 across the Group.

The Company evaluates the performance of its operating segments based on organic revenue growth and operating income. For internal reporting and segmental reporting, segmental management are not held accountable for certain items deemed to be centrally-controlled costs and initiatives, which includes the 2011 operational review. See Note 18—Segment Information for an analysis of centrally-controlled costs and initiatives, including the 2011 operational review costs, disclosed within ‘Corporate and Other’.

Severance costs also arise in the normal course of business and these charges amounted to $nil in the three months ended March 31, 2011 (2010: $8 million).

Other Salaries and Benefits Expense

The Company also incurred other salaries and benefits costs as part of the 2011 operational review of $34 million relating primarily to the buy out of previously existing incentive schemes and other contractual arrangements.

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

Notes to the financial statements
(Unaudited)

3.	SALARIES AND BENEFITS EXPENSE (Continued)

The following table sets out the amount of cash retention awards made and the related amortization of those awards for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,
	2011	2010
	(millions)

Cash retention awards made	$195	$169
Amortization of cash retention awards included in salaries and benefits	44	28

Unamortized cash retention awards totaled $328 million as of March 31, 2011 (December 31, 2010: $173 million; March 31, 2010: $233 million).

4.	INCOME TAXES

The table below reflects the components of the first quarter 2011 tax charge:

	Three months ended March 31, 2011
	Income		Effective
	before tax	Tax	tax rate
	(millions, except percentages)

Ordinary income taxed at estimated annual effective tax rate	$194	$(48)	25%
Items where tax effect is treated discretely:
Make-whole expense on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	(171)	47	27%
Non-taxable gain on disposal of operations	4	—	—%

As reported	$27	$(1)	4%

The estimated annual effective tax rate applicable to ordinary income of 25 percent includes the tax benefit of expenses relating to the 2011 Operational Review, which are generally relieved at a higher rate than the Company’s annual effective tax rate calculated excluding these expenses. Absent the impact of the 2011 Operational Review, the effective tax rate for the quarter ended March 31, 2011 would have been approximately 26 percent, broadly in line with full year 2010.

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

At March 31, 2011, time-based and performance-based options to purchase 10.7 million and 9.4 million (2010: 12.7 million and 8.6 million) shares, respectively, and 1.7 million restricted stock units (2010: 1.9 million), respectively, were outstanding.

Willis Group Holdings plc

5.	EARNINGS PER SHARE (Continued)

Basic and diluted earnings per share are as follows:

	Three months ended
	March 31,
	2011	2010
	(millions, except per share data)

Net income attributable to Willis Group Holdings	$34	$204

Basic average number of shares outstanding	171	169
Dilutive effect of potentially issuable shares	3	1

Diluted average number of shares outstanding	174	170

Basic earnings per share:
Net income attributable to Willis Group Holdings shareholders	$0.20	$1.21

Dilutive effect of potentially issuable shares	—	(0.01)

Diluted earnings per share:
Net income attributable to Willis Group Holdings shareholders	$0.20	$1.20

Options to purchase 3.0 million shares were not included in the computation of the dilutive effect of stock options for the three months ended March 31, 2011 because the effect was antidilutive (2010: 14.2 million).

6.	PENSION PLANS

The components of the net periodic benefit cost of the UK, US and international defined benefit plans are as follows:

	Three months ended March 31,
	UK Pension		US Pension		Intl Pension
	Benefits		Benefits		Benefits
	2011	2010	2011	2010	2011	2010
			(millions)

Components of net periodic benefit cost:
Service cost	$9	$9	$—	$—	$1	$1
Interest cost	26	25	10	10	2	2
Expected return on plan assets	(40)	(36)	(11)	(11)	(2)	(2)
Amortization of unrecognized prior service gain	(1)	(1)	—	—	—	—
Amortization of unrecognized actuarial loss	8	9	1	1	—	—

Net periodic benefit cost	$2	$6	$—	$—	$1	$1

As of March 31, 2011, the Company had made contributions of $21 million, $8 million and $1 million to the UK, US and international defined benefit pension plans (2010: $20 million, $8 million and $2 million), respectively. The Company expects to contribute a total of approximately $92 million to the UK defined benefit pension plan, $30 million to the US plan and $7 million to the international plans for the full year 2011 (inclusive of amounts contributed in the first quarter).

Notes to the financial statements
(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES

Debt obligations and facilities

Changes in the Company’s debt obligations are set out in Note 14—‘Debt’ to the Condensed Consolidated Financial Statements.

Guarantees

Guarantees issued by Willis Group Holdings and certain of its subsidiaries with respect to the senior notes are discussed in Note 19—‘Financial information for parent guarantor, other guarantor subsidiaries and non-guarantor subsidiaries’ and Note 20—‘Financial information for parent issuer, guarantor subsidiaries and non-guarantor subsidiaries’.

The revolving credit facilities are fully and unconditionally guaranteed on a joint and several basis by Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA 1 Limited, Trinity Acquisition plc, Willis Group Limited and Willis Group Holdings plc.

Other contractual obligations

In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP. As at March 31, 2011 there had been approximately $2 million of capital contributions.

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

On the basis of current information, the Company does not expect that the actual claims, lawsuits and other proceedings, to which the Company is subject, or potential claims, lawsuits, and other proceedings relating to matters of which it is aware, will ultimately have a material adverse effect on the Company’s financial condition, results of operations or liquidity. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation and disputes with insurance companies, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.

The material actual or potential claims, lawsuits and other proceedings, of which the Company is currently aware, are:

Inquiries and Investigations

In connection with the investigation launched by the New York State Attorney General in April 2004 concerning, among other things, contingent commissions paid by insurers to insurance brokers, in April 2005, the Company entered into an

Willis Group Holdings plc

7.	COMMITMENTS AND CONTINGENCIES (Continued)

Assurance of Discontinuance (‘Original AOD’) with the New York State Attorney General and the Superintendent of the New York Insurance Department and paid $50 million to eligible clients. As part of the Original AOD, the Company also agreed not to accept contingent compensation and to disclose to customers any compensation the Company will receive in connection with providing policy placement services to the customer. The Company also resolved similar investigations launched by the Minnesota Attorney General, the Florida Attorney General, the Florida Department of Financial Services, and the Florida Office of Insurance Regulation for amounts that were not material to the Company.

Similarly, in August 2005, HRH entered into an agreement with the Attorney General of the State of Connecticut (the ‘CT Attorney General’) and the Insurance Commissioner of the State of Connecticut to resolve all issues related to their investigations into certain insurance brokerage and insurance agency practices and to settle a lawsuit brought in August 2005 by the CT Attorney General alleging violations of the Connecticut Unfair Trade Practices Act and the Connecticut Unfair Insurance Practices Act. As part of this settlement, HRH agreed to take certain actions including establishing a $30 million national fund for distribution to certain clients; enhancing disclosure practices for agency and broker clients; and declining to accept contingent compensation on brokerage business. The Company has co-operated fully with other similar investigations by the regulators and/or attorneys general of other jurisdictions, some of which have been concluded with no indication of any finding of wrongdoing.

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

Notes to the financial statements
(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES (Continued)

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

On March 18, 2011, the majority of defendants, including the Company and HRH, entered into a Memorandum of Understanding with plaintiffs that memorializes the basic terms of a settlement for monetary relief. The parties are currently drafting a more formal and complete settlement agreement to present to the Court for its approval. If approved by the Court, notice of the settlement will be sent to all members of the class and each member will have the opportunity to opt out of the settlement and pursue its own individual claim against any defendant. The amount of the proposed settlement to be paid by the Company and HRH is immaterial and was previously reserved.

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

Willis Group Holdings plc

7.	COMMITMENTS AND CONTINGENCIES (Continued)

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

In January 2011, the Company reached an agreement with plaintiffs on a monetary settlement to settle all class claims and the claims of the individual named plaintiffs as well as the plaintiff that filed an arbitration demand. The amount of this settlement is not material. However, before this matter can be settled in its entirety, the Court must approve all terms of the settlement.

World Trade Center

The Company acted as the insurance broker, but not as an underwriter, for the placement of both property and casualty insurance for a number of entities which were directly impacted by the September 11, 2001, destruction of the World

Notes to the financial statements
(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES (Continued)

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

Stanford Financial Group

On July 2, 2009, a putative class action complaint, captioned Troice, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:09-CV-01274-N, was filed in the U.S. District Court for the Northern District of Texas against Willis Group Holdings plc, Willis of Colorado, Inc. and a Willis associate, among others, relating to the collapse of The Stanford Financial Group (‘Stanford’), for which Willis of Colorado, Inc. acted as broker of record on certain lines of insurance. The complaint generally alleged that the defendants actively and materially aided Stanford’s alleged fraud by providing Stanford with certain letters regarding coverage that they knew would be used to help retain or attract actual or prospective Stanford client investors. The complaint alleged that these letters, which contain statements about Stanford and the insurance policies that the defendants placed for Stanford, contained untruths and omitted material facts and were drafted in this manner to help Stanford promote and sell its allegedly fraudulent certificates of deposit. The putative class consisted of Stanford investors in Mexico and the complaint asserted various claims under Texas statutory and common law and sought actual damages in excess of $1 billion, punitive damages and costs. On August 12, 2009, the plaintiffs filed an amended complaint, which, notwithstanding the addition of certain factual allegations and Texas common law claims, largely mirrored the original and sought the same relief.

On July 17, 2009, a putative class action complaint, captioned Ranni v. Willis of Colorado, Inc., et al., C.A. No. 09-22085, was filed against Willis Group Holdings plc and Willis of Colorado, Inc. in the U.S. District Court for the Southern District of Florida, relating to the same alleged course of conduct as the Troice complaint described above. Based on substantially the same allegations as the Troice complaint, but on behalf of a putative class of Venezuelan and other South American Stanford investors, the Ranni complaint asserts a claim under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, as well as various claims under Florida statutory and common law, and seeks damages in an amount to be determined at trial and costs.

On or about July 24, 2009, a motion was filed by certain individuals (collectively, the ‘Movants’) with the U.S. Judicial Panel on Multidistrict Litigation (the ‘JPML’) to consolidate and coordinate in the Northern District of Texas nine separate putative class actions—including the Troice and Ranni actions described above, as well as other actions against various Stanford-related entities and individuals and the Commonwealth of Antigua and Barbuda—relating to Stanford and its allegedly fraudulent certificates of deposit.

On August 6, 2009, a putative class action complaint, captioned Canabal, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:09-CV-01474-D, was filed against Willis Group Holdings plc, Willis of Colorado, Inc. and the same Willis associate, among others, also in the Northern District of Texas, relating to the same alleged course of conduct as the Troice complaint described above. Based on substantially the same allegations as the Troice complaint, but on behalf of a putative class of Venezuelan investors, the Canabal complaint asserted various claims under Texas statutory and common law and sought actual damages in excess of $1 billion, punitive damages, attorneys’ fees and costs.

On or about August 10, 2009, the Movants filed with the JPML a Notice of Related Action that referred the Canabal action to the JPML. On October 6, 2009, the JPML ruled on the transfer motion, transferring seven of the subject actions (including the Troice and Ranni actions)—i.e., the original nine actions minus two that had since been dismissed—for consolidation or coordination in the Northern District of Texas. On October 27, 2009, the parties to the Canabal action

Willis Group Holdings plc

7.	COMMITMENTS AND CONTINGENCIES (Continued)

stipulated to the designation of that action as a related case and properly part of the new Stanford MDL proceeding in the Northern District of Texas.

On September 14, 2009, a complaint, captioned Rupert, et al. v. Winter, et al., Case No. 2009C115137, was filed on behalf of 97 Stanford investors against Willis Group Holdings plc, Willis of Colorado, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). Based on substantially the same allegations as the Troice complaint, the Rupert complaint asserts claims under the Securities Act of 1933, as well as various Texas statutory and common law claims, and seeks rescission, damages, special damages and consequential damages of $79.1 million, treble damages of $237.4 million under the Texas Insurance Code, attorneys’ fees and costs. On October 20, 2009, certain defendants, including Willis of Colorado, Inc., (i) removed the Rupert action to the U.S. District Court for the Western District of Texas, (ii) notified the JPML of the pendency of this additional ‘tag-along’ action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. In November 2009, the JPML issued a conditional transfer order (the ‘CTO’) for the transfer of the Rupert action to the Northern District of Texas. On December 22, 2009, the plaintiffs filed a motion to vacate, or alternatively stay, the CTO, to which Willis of Colorado, Inc. responded on January 4, 2010. On April 1, 2010, the JPML denied the plaintiffs’ motion to vacate the CTO and issued a final transfer order for the transfer of the Rupert action to the Northern District of Texas.

On December 18, 2009, the parties to the Troice and Canabal actions stipulated to the consolidation of those actions and, on December 31, 2009, the plaintiffs therein, collectively, filed a Second Amended Class Action Complaint, which largely mirrored the Troice and Canabal predecessor complaints, but sought relief on behalf of a worldwide class of Stanford investors. Also on December 31, 2009, the plaintiffs in the Canabal action filed a Notice of Dismissal, dismissing the Canabal action without prejudice. On February 25, 2010, the defendants filed motions to dismiss the Second Amended Class Action Complaint in the consolidated Troice/Canabal action. On May 24, 2010, the plaintiffs in the consolidated Troice/Canabal action filed a motion for leave to file a Third Amended Class Action Complaint, which, among other things, proposed adding Willis Limited as a defendant and several Texas statutory claims.

On September 16, 2010, a complaint, captioned Casanova, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:10-CV-01862-O, was filed on behalf of seven Stanford investors against Willis Group Holdings plc, Willis Limited, Willis of Colorado, Inc. and the same Willis associate, among others, also in the Northern District of Texas. Although this is not a class action, the Casanova complaint is based on substantially the same allegations as the Second Amended Class Action Complaint in the consolidated Troice/Canabal action. The Casanova complaint asserts various claims under Texas statutory and common law and seeks actual damages in excess of $5 million, punitive damages, attorneys’ fees and costs.

On March 11, 2011, a complaint, captioned Rishmague, et ano. v. Winter, et al., Case No. 2011CI02585, was filed on behalf of two Stanford investors, individually and as representatives of certain trusts, against Willis Group Holdings plc, Willis of Colorado, Inc., Willis of Texas, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). The Rishmague complaint largely mirrors the Rupert complaint and asserts claims under Texas and Colorado statutory law and Texas common law. It seeks, among other things, damages, special damages and consequential damages of $9.3 million, treble damages of $27.8 million under the Texas Insurance Code, attorneys’ fees and costs.

On March 29, 2011, the court granted the consolidated Troice/Canabal plaintiffs’ motion for leave to file their Third Amended Class Action Complaint, which they filed on April 1, 2011.

On April 11, 2011, certain defendants, including Willis of Colorado, Inc., removed the Rishmague action to the Northern District of Texas and notified the JPML of the pendency of this additional ‘tag-along’ action.

On April 13, 2011, the JPML issued a conditional transfer order for the transfer of the Rishmague action to the Northern District of Texas.

The defendants have not yet responded to the Ranni, Rupert, Casanova or Rishmague complaints. On May 2, 2011, the defendants moved to dismiss the Third Amended Class Action Complaint in the consolidated Troice/Canabal action.

Notes to the financial statements
(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES (Continued)

Additional actions could be brought in the future by other investors in certificates of deposit issued by Stanford and its affiliates. The Company disputes these allegations and intends to defend itself vigorously against these actions. The outcomes of these actions, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Fair value of derivative financial instruments

In addition to the note below, see Note 9 for information about the fair value hierarchy of derivatives.

Primary risks managed by derivative financial instruments

The main risks arising from the Company’s financial instruments are interest rate risk, liquidity risk, foreign currency risk and credit risk. The Company’s board of directors reviews and agrees to policies for managing each of these risks as summarized below.

The Company enters into derivative transactions (principally interest rate swaps and forward foreign currency contracts) in order to manage interest rate and currency risks arising from the Company’s operations and its sources of finance. The Company does not hold financial or derivative instruments for trading purposes.

Interest Rate Risk

As a result of the Company’s operating activities, the Company receives cash for premiums and claims which it deposits in short-term investments denominated in US dollars and other currencies. The Company earns interest on these funds, which is included in the Company’s financial statements as investment income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity. In order to manage interest rate risk arising from these financial assets, the Company enters into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest denominated in the various currencies related to the short-term investments. The use of interest rate contracts essentially converts groups of short-term variable rate investments to fixed rates.

The fair value of these contracts is recorded in other assets and other liabilities. For contracts that qualify as cash flow hedges for accounting purposes, the effective portions of changes in fair value are recorded as a component of other comprehensive income.

At March 31, 2011, the Company had the following derivative financial instruments that were designated as cash flow hedges of interest rate risk:

		Notional
		Amount(i)	Fair value
		(millions)

US dollar	Receive fixed-pay variable	$760	$9
Pounds sterling	Receive fixed-pay variable	228	3
Euro	Receive fixed-pay variable	151	(1)

(i)	Notional amounts represent US dollar equivalents translated at the spot rate as of March 31, 2011.

The Company’s operations are financed principally by $2,085 million fixed rate senior notes and $384 million under a 5-year term loan facility. Of the fixed rate senior notes, $35 million was repaid in April 2011, $350 million are due 2015, $300 million are due 2016, $600 million are due 2017, $300 million are due 2019 and $500 million are due 2021.

Willis Group Holdings plc

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

At March 31, 2011, we had $100 million outstanding under our $300 million revolving credit facility and $nil outstanding under both our $200 million facility and our $20 million UK facility which is solely for use by our main regulated UK entity in certain exceptional circumstances.

The 5-year term loan facility bears interest at LIBOR plus 2.250%. Drawings under the revolving $300 million credit facility bear interest at LIBOR plus 2.250%. Drawings under the revolving $200 million credit facility bear interest at LIBOR plus a margin of either 1.750% or 2.750% depending upon the currency of the loan. This margin applies while the Company’s debt rating remains BBB-/Baa3. Should the Company’s debt rating change, then the margin will change in accordance with the credit facilities agreements.

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

At March 31, 2011 and December 31, 2010, the Company’s interest rate swaps were all designated as hedging instruments.

Liquidity Risk

The Company’s objective is to ensure that it has the ability to generate sufficient cash either from internal or external sources, in a timely and cost-effective manner, to meet its commitments as they fall due. The Company’s management of liquidity risk is embedded within its overall risk management framework. Scenario analysis is continually undertaken to ensure that the Company’s resources can meet its liquidity requirements. These resources are supplemented by access to a total of $520 million under three revolving credit facilities.

Foreign Currency Risk

The Company’s primary foreign exchange risks arise:

•	from changes in the exchange rate between US dollars and pounds sterling as its London market operations earn the majority of their revenues in US dollars and incur expenses predominantly in pounds sterling, and may also hold a significant net sterling asset or liability position on the balance sheet. In addition, the London market operations earn significant revenues in euros and Japanese yen; and

•	from the translation into US dollars of the net income and net assets of its foreign subsidiaries, excluding the London market operations which are US dollar denominated.

The foreign exchange risks in its London market operations are hedged as follows:

•	to the extent that forecast pound sterling expenses exceed pound sterling revenues, the Company limits its exposure to this exchange rate risk by the use of forward contracts matched to specific, clearly identified cash outflows arising in the ordinary course of business;

•	to the extent the UK operations earn significant revenues in Euros and Japanese yen, the Company limits its exposure to changes in the exchange rate between the US dollar and these currencies by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods; and

•	to the extent that the net sterling asset or liability position in its London market operations relate to short-term cash flows, the Company limits its exposure by the use of forward purchases and sales. These forward purchases and sales are not effective hedges for accounting purposes.

The Company does not hedge net income earned within foreign subsidiaries outside of the UK.

Notes to the financial statements
(Unaudited)

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

At March 31, 2011 and December 31, 2010, the Company’s foreign currency contracts were all designated as hedging instruments.

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for pounds sterling in the case of US dollars and US dollars for Euro and Japanese yen at March 31, 2011.

	Sell(i)	Fair value
	(millions)

US dollar	$314	$13
Euro	142	(1)
Japanese yen	68	(4)

(i)	Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

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

Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company’s concentrations of credit as of March 31, 2011.

Willis Group Holdings plc

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Derivative financial instruments

The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at March 31, 2011 and December 31, 2010:

		Fair value
	Balance sheet	March 31,	December 31,
Derivative financial instruments designated as hedging instruments:	classification	2011	2010
		(millions)

Assets:
Interest rate swaps (cash flow hedges)	Other assets	15	17
Interest rate swaps (fair value hedges)	Other assets	13	14
Forward exchange contracts	Other assets	16	16

Total derivatives designated as hedging instruments		$44	$47

Liabilities:
Interest rate swaps (cash flow hedges)	Other liabilities	(4)	(2)
Forward exchange contracts	Other liabilities	(8)	(10)

Total derivatives designated as hedging instruments		$(12)	$(12)

Cashflow Hedges

The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for the three months ended March 31, 2011 and 2010:

					Amount of
					gain (loss)
			Amount of		recognized
			gain (loss)		in income
	Amount of		reclassified		on derivative
	gain (loss)		from		(Ineffective
	recognized		accumulated	Location of gain (loss)	hedges and
	in OCI(i)	Location of gain (loss)	OCI(i) into	recognized in income	ineffective
	on derivative	reclassified from	income	on derivative (Ineffective	element of
Derivatives in cash flow	(Effective	accumulated OCI(i) into	(Effective	hedges and ineffective	effective
hedging relationships	element)	income (Effective element)	element)	element of effective hedges)	hedges)
	(millions)		(millions)		(millions)

Three months ended March 31, 2011
Interest rate swaps	$(2)	Investment income	$(4)	Other operating expenses	$—
Forward exchange contracts	2	Other operating expenses	(1)	Interest expense	1

Total	$—		$(5)		$1

Three months ended March 31, 2010
Interest rate swaps	$5	Investment income	$(7)	Other operating expenses	$—
Forward exchange contracts	(3)	Other operating expenses	5	Interest expense	—

Total	$2		$(2)		$—

Amounts above shown gross of tax.

(i)	OCI means other comprehensive income.

Notes to the financial statements
(Unaudited)

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

For interest rate swaps all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For foreign exchange contracts, only the changes in fair value resulting from movements in the spot exchange rates are included in this assessment. In instances where the timing of expected cashflows can be matched exactly to the maturity of the foreign exchange contract then changes in fair value attributable to movement in the forward points are also included.

At March 31, 2011 the Company estimates there will be $12 million of net derivative gains reclassified from accumulated comprehensive income into earnings within the next twelve months.

Fair Value Hedges

The table below presents the effects of derivative financial instruments in fair value hedging relationships on the consolidated statements of operations for the three months ended March 31, 2011 and 2010.

			Gain/(loss)	Ineffectiveness
			recognized	recognized in
	Hedged item in fair value	(Gain)/loss recognized	for hedged	interest
Derivatives in fair value hedging relationships	hedging relationship	for derivative	item	expense
		(millions)

Three months ended March 31, 2011
Interest rate swaps	5.625% senior notes due 2015	$(11)	$10	$(1)

Three months ended March 31, 2010
Interest rate swaps	5.625% senior notes due 2015	$2	$(2)	$—

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

9.	FAIR VALUE MEASUREMENT

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2011
	Quoted
	prices in
	active
	markets	Significant	Significant
	for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	Level 1	Level 2	Level 3	Total
		(millions)

Assets at fair value:
Cash and cash equivalents	$432	$—	$—	$432
Fiduciary funds—restricted (included within Fiduciary assets)	1,479	—	—	1,479
Derivative financial instruments	—	44	—	44

Total assets	$1,911	$44	$—	$1,955

Liabilities at fair value:
Derivative financial instruments	$—	$12	$—	$12
Changes in fair value of hedged debt(i)	—	10	—	10

Total liabilities	$—	$22	$—	$22

Willis Group Holdings plc

9.	FAIR VALUE MEASUREMENT (Continued)

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(millions)

Assets at fair value:
Cash and cash equivalents	$316	$—	$—	$316
Fiduciary funds—restricted (included within Fiduciary assets)	1,764	—	—	1,764
Derivative financial instruments	—	47	—	47

Total assets	$2,080	$47	$—	$2,127

Liabilities at fair value:
Derivative financial instruments	$—	$12	$—	$12
Changes in fair value of hedged debt(i)	—	12	—	12

Total liabilities	$—	$24	$—	$24

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

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

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(millions)

Assets:
Cash and cash equivalents	$432	$432	$316	$316
Fiduciary funds—restricted (included within Fiduciary assets)	1,479	1,479	1,764	1,764
Derivative financial instruments	44	44	47	47
Liabilities:
Short-term debt(i)	$145	$157	$110	$110
Long-term debt	2,432	2,521	2,157	2,450
Derivative financial instruments	12	12	12	12

(i)	March 31, 2011 fair value includes $12 million make-whole redemption on the $35 million 12.875% senior notes due 2016 which has been accrued for in interest payable.

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

Cash and Cash Equivalents—The estimated fair value of these financial instruments approximates their carrying values due to their short maturities.

Fiduciary Funds—Restricted—Fair values are based on quoted market values.

Long-Term Debt excluding the fair value hedge—Fair values are based on quoted market values.

Notes to the financial statements
(Unaudited)

9.	FAIR VALUE MEASUREMENT (Continued)

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

The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2011 and the year ended December 31, 2010 are as follows:

		North
	Global	America	International	Total
		(millions)

Balance at January 1, 2010	$1,065	$1,780	$432	$3,277
Purchase price allocation adjustments	—	6	—	6
Other movements(i)	—	(3)	—	(3)
Foreign exchange	(2)	—	16	14

Balance at December 31, 2010	$1,063	$1,783	$448	$3,294
Other movements(i)(ii)	60	—	(61)	(1)
Foreign exchange	3	—	16	19

Balance at March 31, 2011	$1,126	$1,783	$403	$3,312

(i)	North America—$1 million tax benefit arising on the exercise of fully vested HRH stock options which were issued as part of the acquisition of HRH in 2008.

(ii)	Effective January 1, 2011, the Company changed its internal reporting structure; Global Markets International, previously reported within the International segment, is now reported in the Global division; and Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of these changes, goodwill of $60 million has been reallocated from the International segment into the Global segment for Global Markets International, and $1 million has been reallocated from the International segment into the North America segment for Mexico Retail. Goodwill has been reallocated between segments using the relative fair value allocation approach.

11.	OTHER INTANGIBLE ASSETS, NET

Other intangible assets are classified into the following categories:

•	‘Customer and Marketing Related’, including:

•	client relationships;

•	client lists;

•	non-compete agreements;

•	trade names; and

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.

Willis Group Holdings plc

11.	OTHER INTANGIBLE ASSETS, NET (Continued)

The major classes of amortizable intangible assets are as follows:

				December 31, 2010
	March 31, 2011					Net
	Gross carrying	Accumulated		Gross carrying	Accumulated	carrying
	amount	amortization	Net carrying amount	amount	amortization	amount
			(millions)

Customer and Marketing Related:
Client Relationships	$701	$(227)	$474	$695	$(207)	$488
Client Lists	8	(7)	1	9	(7)	2
Non-compete Agreements	36	(36)	—	36	(36)	—
Trade Names	11	(10)	1	11	(10)	1

Total Customer and Marketing Related	756	(280)	476	751	(260)	491

Contract based, Technology and Other	4	(3)	1	4	(3)	1

Total amortizable intangible assets	$760	$(283)	$477	$755	$(263)	$492

The aggregate amortization of intangible assets for the three months ended March 31, 2011 was $17 million (2010: $21 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

	Remainder of
	2011	2012	2013	2014	2015	Thereafter	Total
			(millions)

Amortization of intangible assets	$51	$59	$52	$44	$37	$234	$477

Notes to the financial statements
(Unaudited)

12.	OTHER ASSETS

An analysis of other assets is as follows:

	March 31,	December 31,
	2011	2010
	(millions)

Other current assets
Unamortized cash retention awards	$164	$125
Prepayments and accrued income	64	73
Derivatives	32	17
Debt issuance costs	8	8
Income tax receivable	61	69
Other receivables	40	48

Total other current assets	$369	$340

Other non-current assets
Unamortized cash retention awards	$164	$48
Deferred compensation plan assets	116	114
Prepayments and accrued income	22	—
Debt issuance costs	21	27
Derivatives	12	30
Income taxes receivable	11	—
Other receivables	11	14

Total other non-current assets	$357	$233

Total other assets	$726	$573

Willis Group Holdings plc

13.	OTHER LIABILITIES

An analysis of other liabilities is as follows:

	March 31,	December 31,
	2011	2010
	(millions)

Other current liabilities
Other taxes payable	$118	$41
Accounts payable	63	39
Accrued dividends payable	45	46
Accrued interest payable	19	21
Derivatives	6	6
Other payables	92	113

Total other current liabilities	$343	$266

Other non-current liabilities
Incentives from lessors	$161	$150
Deferred compensation plan liability	121	120
Capital lease obligation	23	23
Derivatives	6	6
Other payables	60	48

Total other non-current liabilities	$371	$347

Total other liabilities	$714	$613

14.	DEBT

Short-term debt and current portion of the long-term debt consists of the following:

	March 31,	December 31,
	2011	2010
	(millions)

12.875% senior notes due 2016 (repaid on April 18, 2011)	$35	$—
Current portion of 5-year term loan facility	110	110

	$145	$110

Notes to the financial statements
(Unaudited)

14.	DEBT (Continued)

Long-term debt consists of the following:

	March 31,	December 31,
	2011	2010
	(millions)

5-year term loan facility	$274	$301
Revolving $300 million credit facility	100	90
6.000% loan notes due 2012	4	4
5.625% senior notes due 2015	350	350
Fair value adjustment on 5.625% senior notes due 2015	10	12
12.875% senior notes due 2016	—	500
4.125% senior notes due 2016	298	—
6.200% senior notes due 2017	600	600
7.000% senior notes due 2019	300	300
5.750% senior notes due 2021	496	—

	$2,432	$2,157

The 5-year term loan facility bears interest at LIBOR plus 2.250% and is repayable at $27 million per quarter, with a final payment of $115 million currently due in the fourth quarter of 2013.

During the three months ended March 31, 2011, the Company issued $300 million of 4.125% senior notes due 2016 and $500 million of 5.750% senior notes due 2021. The effective interest rates of these senior notes are 4.240% and 5.871% respectively, which include the impact of the discount upon issuance. The proceeds were used to repurchase $465 million of 12.875% senior notes due 2016 including a make-whole payment, (representing a slight discount to the contractual make-whole amount) of $146 million. Following the repurchase the Company wrote off $13 million of unamortized debt issuance costs.

During the three months ended March 31, 2011 the Company irrevocably called the remaining $35 million of the 12.875% senior notes due 2016, which required a contractual make-whole redemption amount of approximately $12 million, expensed in first quarter 2011. The redemption was completed on April 18, 2011.

Willis Group Holdings plc

15.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(millions)

Supplemental disclosures of cash flow information:
Cash payments for income taxes, net of cash received	$24	$29
Cash payments for interest	60	61

Supplemental disclosures of non-cash flow investing and financing activities:
Write-off of unamortized debt issuance costs	$(13)	$—
Accrued debt fees	(3)	—
Make-whole on redemption of senior notes	(12)	—
Acquisitions:
Fair value of assets acquired	$1	$1
Less: Liabilities assumed	—	—

Net assets acquired, net of cash acquired	$1	$1

16.	COMPREHENSIVE INCOME

a) The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(millions)

Net income	$42	$211
Other comprehensive income, net of tax:
Foreign currency translation adjustment (net of tax of $nil; 2010: $nil)	40	(6)
Pension funding adjustment (net of tax of $(1) million; 2010: $(3) million)	(5)	6
Net loss on derivative instruments (net of tax of $2 million; 2010: $nil)	(3)	—

Other comprehensive income (net of tax of $1 million; 2010: $(3) million)	32	—

Comprehensive income	74	211
Noncontrolling interest	(8)	(7)

Comprehensive income attributable to Willis Group Holdings	$66	$204

b) The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31,	December 31,
	2011	2010
	(millions)

Net foreign currency translation adjustment	$(12)	$(52)
Pension funding adjustment	(508)	(503)
Net unrealized gain on derivative instruments	11	14

Accumulated other comprehensive loss, attributable to Willis Group Holdings, net of tax	$(509)	$(541)

Notes to the financial statements
(Unaudited)

17.	EQUITY AND NONCONTROLLING INTERESTS

The components of stockholders’ equity and noncontrolling interests are as follows:

	March 31, 2011			March 31, 2010
	Willis			Willis
	Group			Group
	Holdings	Noncontrolling	Total	Holdings	Noncontrolling	Total
	stockholders	interests	equity	stockholders	interests	equity
	(millions)

Balance at beginning of period	$2,577	$31	$2,608	$2,180	$49	$2,229
Comprehensive income:
Net income	34	8	42	204	7	211
Other comprehensive income, net of tax	32	—	32	—	—	—

Comprehensive income	66	8	74	204	7	211
Dividends	(45)	(1)	(46)	(44)	(1)	(45)
Additional paid-in capital	32	—	32	9	—	9
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	(4)	(4)
Foreign currency translation	—	1	1	—	(1)	(1)

Balance at end of period	$2,630	$39	$2,669	$2,349	$50	$2,399

The effects of changes in Willis Group Holdings ownership interest in its subsidiaries on equity are as follows:

	March 31,	March 31,
	2011	2010
	(millions)

Net income attributable to Willis Group Holdings	$34	$204

Transfers from noncontrolling interest:
Decrease in Willis Group Holdings paid-in capital for purchase of noncontrolling interests	—	(13)

Net transfers to noncontrolling interests	—	(13)

Change from net income attributable to Willis Group Holdings and transfers from noncontrolling interests	$34	$191

18.	SEGMENT INFORMATION

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

The Company evaluates the performance of its operating segments based on organic revenue growth and operating income. For internal reporting and segmental reporting, the following items for which segmental management are not held accountable are excluded from segmental expenses:

(i)	costs of the holding company;

(ii)	foreign exchange loss from the devaluation of the Venezuelan currency;

Willis Group Holdings plc

18.	SEGMENT INFORMATION (Continued)

(iii)	foreign exchange hedging activities, foreign exchange movements on the UK pension plan asset and foreign exchange gains and losses from currency purchases and sales;

(iv)	amortization of intangible assets;

(v)	gains and losses on the disposal of operations;

(vi)	significant legal settlements which are managed centrally; and

(vii)	costs associated with the 2011 operational review.

The accounting policies of the operating segments are consistent with those described in Note 2 — Basis of Presentation and Significant Accounting Policies to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.

Effective January 1, 2011, the Company changed its internal and external operating structure; Global Markets International previously reported within the International segment, is now reported in the Global division. In addition, Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. Comparative data have been adjusted accordingly.

Selected information regarding the Company’s operating segments is as follows:

	Three Months Ended March 31, 2011
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
	(millions)

Global	$358	$3	$—	$361	$4	$175	$—
North America	356	2	—	358	7	85	—
International	286	3	—	289	5	86	16

Total Retail	642	5	—	647	12	171	16

Total Operating Segments	1,000	8	—	1,008	16	346	16
Corporate and Other(ii)	—	—	—	—	21	(108)	—

Total Consolidated	$1,000	$8	$—	$1,008	$37	$238	$16

Notes to the financial statements
(Unaudited)

18.	SEGMENT INFORMATION (Continued)

	Three Months Ended March 31, 2010(i)
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
	(millions)

Global	$331	$3	$—	$334	$4	$154	$—
North America	365	3	—	368	6	93	—
International	267	3	—	270	5	87	20

Total Retail	632	6	—	638	11	180	20

Total Operating Segments	963	9	—	972	15	334	20
Corporate and Other(ii)	—	—	—	—	21	(33)	—

Total Consolidated	$963	$9	$—	$972	$36	$301	$20

(i)	Effective January 1, 2011, the Company changed its internal reporting structure; Global Markets International, previously reported within the International segment, is now reported in the Global division. In addition, Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of these changes, first quarter 2010 commissions and fees of $34 million, previously allocated to our International segment, have been included in Global: $30 million; and North America: $4 million. Operating income of $16 million has been allocated to our Global segment, with a corresponding reduction in International in first quarter 2010.

(ii)	Corporate and Other includes the following:

	Three Months Ended
	March 31,
	2011	2010
	(millions)

Amortization of intangible assets	$(17)	$(21)
Foreign exchange hedging	1	(5)
Foreign exchange on the UK pension plan asset	1	5
Net gain on disposal of operations	4	—
Q1 2011 Operational Review	(97)	—
Venezuela currency devaluation	—	(12)

Total Corporate and Other	$(108)	$(33)

The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income before income taxes and interest in earnings of associates:

	Three Months Ended
	March 31,
	2011	2010
	(millions)

Total consolidated operating income	$238	$301
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	(171)	—
Interest expense	(40)	(43)

Income before income taxes and interest in earnings of associates	$27	$258

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

Willis North America Inc. (“Willis North America”) has $350 million senior notes outstanding that were issued on July 1, 2005. On March 28, 2007, Willis North America issued further senior notes totaling $600 million. On September 29, 2009, Willis North America issued senior notes totaling $300 million.

Until December 22, 2010, all direct obligations under the senior notes were jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, Trinity Acquisition plc, TA III Limited, TA IV Limited and Willis Group Limited, the Guarantor Companies. On that date and in connection with an internal group reorganization, TA II Limited, TA III Limited and TA IV Limited transferred their obligations as guarantors to the Other Guarantor Companies. TA II Limited, TA III Limited and TA IV Limited entered voluntary liquidation on December 31, 2010. The assets of these companies were distributed to the Other Guarantor companies, either directly or indirectly, as a final distribution paid prior to their entering voluntary liquidation. As such, these transactions did not have a material impact on the guarantees of the senior notes and did not require the consent of the noteholders under the applicable indentures.

Presented below is condensed consolidating financial information for:

(i)	Willis Group Holdings, which is a guarantor, on a parent company only basis;

(ii)	the Other Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent and are all direct or indirect parents of the issuer;

(iii)	the Issuer, Willis North America;

(iv)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(v)	Consolidating adjustments; and

(vi)	the Consolidated Company.

The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets of Willis Group Holdings, the Other Guarantors and the Issuer. Investments in subsidiaries in the condensed consolidating balance sheet for Other represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.

The entities included in the Other Guarantors column as of March 31, 2011 and December 31, 2010 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc and Willis Group Limited.

Notes to the financial statements
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2011
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$1,000	$—	$1,000
Investment income	—	3	—	8	(3)	8
Other income	—	—	—	—	—	—

Total revenues	—	3	—	1,008	(3)	1,008

EXPENSES
Salaries and benefits	—	—	—	(593)	9	(584)
Other operating expenses	1	24	(45)	(134)	1	(153)
Depreciation expense	—	—	(4)	(16)	—	(20)
Amortization of intangible assets	—	—	—	(17)	—	(17)
Net gain on disposal of operations	—	—	—	6	(2)	4

Total expenses	1	24	(49)	(754)	8	(770)

OPERATING INCOME (LOSS)	1	27	(49)	254	5	238
Investment income from Group undertakings	34	81	63	(7)	(171)	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—	—	—	(171)
Interest expense	(2)	(65)	(36)	(106)	169	(40)

INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	33	(128)	(22)	141	3	27
Income taxes	—	43	13	(50)	(7)	(1)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	33	(85)	(9)	91	(4)	26
Interest in earnings of associates, net of tax	—	—	—	14	2	16

NET INCOME	33	(85)	(9)	105	(2)	42
Less: Net income attributable to noncontrolling interests	—	—	—	(8)	—	(8)
EQUITY ACCOUNT FOR SUBSIDIARIES	1	124	5	—	(130)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$34	$39	$(4)	$97	$(132)	$34

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$963	$—	$963
Investment income	—	3	1	5	—	9
Other income	—	—	—	—	—	—

Total revenues	—	3	1	968	—	972

EXPENSES
Salaries and benefits	—	—	—	(491)	5	(486)
Other operating expenses	196	(34)	2	(294)	(19)	(149)
Depreciation expense	—	—	(2)	(13)	—	(15)
Amortization of intangible assets	—	—	—	(21)	—	(21)
Net gain on disposal of operations	—	—	—	2	(2)	—

Total expenses	196	(34)	—	(817)	(16)	(671)

OPERATING INCOME (LOSS)	196	(31)	1	151	(16)	301
Investment income from Group undertakings	—	333	56	423	(812)	—
Interest expense	—	(132)	(42)	(57)	188	(43)

INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	196	170	15	517	(640)	258
Income taxes	—	3	(7)	(74)	11	(67)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	196	173	8	443	(629)	191
Interest in earnings of associates, net of tax	—	—	—	20	—	20

NET INCOME	196	173	8	463	(629)	211
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(4)	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	8	35	5	—	(48)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$204	$208	$13	$460	$(681)	$204

Notes to the financial statements
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at March 31, 2011
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
	(millions)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$—	$18	$411	$—	$432
Accounts receivable	1	—	—	963	28	992
Fiduciary assets	—	—	—	11,119	(635)	10,484
Deferred tax assets	—	3	—	24	—	27
Other current assets	1	86	41	329	(88)	369

Total current assets	5	89	59	12,846	(695)	12,304

Investments in subsidiaries	(1,003)	3,972	1,470	3,872	(8,311)	—
Amounts owed by (to) Group undertakings	4,467	(5,176)	1,035	(326)	—	—

NON-CURRENT ASSETS
Fixed assets	—	—	57	331	(2)	386
Goodwill	—	—	—	1,698	1,614	3,312
Other intangible assets	—	—	—	477	—	477
Investments in associates	—	—	—	(35)	228	193
Deferred tax assets	—	—	—	8	(1)	7
Pension benefits asset	—	—	—	202	—	202
Other non-current assets	5	135	39	301	(123)	357

Total non-current assets	5	135	96	2,982	1,716	4,934

TOTAL ASSETS	$3,474	$(980)	$2,660	$19,374	$(7,290)	$17,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$11,119	$(635)	$10,484
Deferred revenue and accrued expenses	4	—	—	343	2	349
Income taxes payable	—	—	—	79	(50)	29
Short-term debt	—	35	110	—	—	145
Deferred tax liabilities	—	3	—	5	—	8
Other current liabilities	46	19	37	260	(19)	343

Total current liabilities	50	57	147	11,806	(702)	11,358

NON-CURRENT LIABILITIES
Long-term debt	794	—	1,634	4	—	2,432
Liabilities for pension benefits	—	—	—	156	—	156
Deferred tax liabilities	—	2	29	34	—	65
Provisions for liabilities	—	—	—	189	(2)	187
Other non-current liabilities	—	11	6	354	—	371

Total non-current liabilities	794	13	1,669	737	(2)	3,211

TOTAL LIABILITIES	$844	$70	$1,816	$12,543	$(704)	$14,569

EQUITY
Total Willis Group Holdings stockholders’ equity	2,630	(1,050)	844	6,792	(6,586)	2,630
Noncontrolling interests	—	—	—	39	—	39

Total equity	2,630	(1,050)	844	6,831	(6,586)	2,669

TOTAL LIABILITIES AND EQUITY	$3,474	$(980)	$2,660	$19,374	$(7,290)	$17,238

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2010
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
	(millions)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—	$76	$240	$—	$316
Accounts receivable	2	—	—	809	28	839
Fiduciary assets	—	—	—	10,167	(598)	9,569
Deferred tax assets	—	—	1	35	—	36
Other current assets	—	23	57	293	(33)	340

Total current assets	2	23	134	11,544	(603)	11,100

Investments in subsidiaries	(1,039)	3,814	1,455	3,855	(8,085)	—
Amounts owed by (to) Group undertakings	3,659	(4,590)	1,002	(71)	—	—

NON-CURRENT ASSETS
Fixed assets	—	—	52	330	(1)	381
Goodwill	—	—	—	1,696	1,598	3,294
Other intangible assets	—	—	—	492	—	492
Investments in associates	—	—	—	(51)	212	161
Deferred tax assets	—	—	—	7	—	7
Pension benefits asset	—	—	—	179	—	179
Other non-current assets	—	166	41	149	(123)	233

Total non-current assets	—	166	93	2,802	1,686	4,747

TOTAL ASSETS	$2,622	$(587)	$2,684	$18,130	$(7,002)	$15,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$10,167	$(598)	$9,569
Deferred revenue and accrued expenses	1	—	—	297	—	298
Income taxes payable	—	—	—	69	(12)	57
Short-term debt	—	—	110	—	—	110
Deferred tax liabilities	—	3	1	5	—	9
Other current liabilities	44	15	38	189	(20)	266

Total current liabilities	45	18	149	10,727	(630)	10,309

NON-CURRENT LIABILITIES
Long-term debt	—	500	1,653	4	—	2,157
Liabilities for pension benefits	—	—	—	164	—	164
Deferred tax liabilities	—	3	26	54	—	83
Provisions for liabilities	—	—	—	183	(4)	179
Other non-current liabilities	—	10	16	321	—	347

Total non-current liabilities	—	513	1,695	726	(4)	2,930

TOTAL LIABILITIES	$45	$531	$1,844	$11,453	$(634)	$13,239

EQUITY
Total Willis Group Holdings stockholders’ equity	2,577	(1,118)	840	6,646	(6,368)	2,577
Noncontrolling interests	—	—	—	31	—	31

Total equity	2,577	(1,118)	840	6,677	(6,368)	2,608

TOTAL LIABILITIES AND EQUITY	$2,622	$(587)	$2,684	$18,130	$(7,002)	$15,847

Notes to the financial statements
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2011
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$39	$67	$2	$(64)	$(37)	$7

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	2	—	2
Additions to fixed assets	—	—	(9)	(11)	—	(20)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(3)	—	(3)
Acquisitions of investments in associates	—	—	—	(2)	—	(2)
Investment in Trident V Parallel Fund, LP	—	—	—	(1)	—	(1)

Net cash used in investing activities	—	—	(9)	(15)	—	(24)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	10	—	—	10
Senior notes issued, net of debt issuance costs	788	—	—	—	—	788
Repayments of debt	—	(465)	(27)	—	—	(492)
Make-whole on repurchase and redemption of senior notes	—	(146)	—	—	—	(146)
Proceeds from issue of shares	19	—	—	—	—	19
Amounts owed by and to Group undertakings	(798)	551	(34)	281	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	(45)	—	—	(37)	37	(45)
Acquisitions of noncontrolling interests	—	(7)	—	—	—	(7)
Dividends paid to noncontrolling interests	—	—	—	(1)	—	(1)

Net cash (used in) provided by financing activities	(36)	(67)	(51)	244	37	127

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	—	(58)	165	—	110
Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	76	240	—	316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$—	$18	$411	$—	$432

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2010 (i)
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
			(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$198	$(15)	$(35)	$(78)	$(1)	$69

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	2	—	2
Additions to fixed assets	—	—	(8)	(21)	—	(29)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(13)	—	(13)
Acquisitions of investments in associates	—	—	—	(1)	—	(1)

Net cash used in investing activities	—	—	(8)	(33)	—	(41)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	65	—	—	65
Repayments of debt	—	—	(34)	(9)	—	(43)
Proceeds from issue of shares	11	—	—	—	—	11
Amounts owed by and to Group undertakings	(209)	15	(9)	203	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	(1)	—	(1)
Dividends paid	—	—	—	(45)	1	(44)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(1)	—	(1)

Net cash (used in) provided by financing activities	(198)	15	22	143	1	(17)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	—	(21)	32	—	11
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(10)	—	(10)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	104	117	—	221

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$83	$139	$—	$222

(i)	The 2010 Condensed Consolidating Statement of Cash Flows has been recast to conform to the new balance sheet presentation. See Note 2—Basis of Presentation and Significant Accounting Policies for details

Notes to the financial statements
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

The Company may offer debt securities, preferred stock, ordinary stock and other securities pursuant to an effective shelf registration on Form S-3. On March 17, 2011, the Company issued senior notes totaling $800 million under its existing registration statement. The debt securities issued (‘Holdings Debt Securities’), are guaranteed by certain of the Company’s subsidiaries. Therefore, the Company is providing the condensed consolidating financial information below. The following 100 percent directly or indirectly owned subsidiaries fully and unconditionally guarantee the Holdings Debt Securities on a joint and several basis: Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America (the ‘Guarantors’).

The guarantor structure described above differs from the existing guarantor structure associated with the senior notes issued by Willis North America (the ‘Willis North America Debt Securities’) (and for which condensed consolidating financial information is presented in Note 19) in that Willis Group Holdings is the Parent Issuer and Willis North America is a subsidiary guarantor.

Presented below is condensed consolidating financial information for:

(i)	Willis Group Holdings, which is the Parent Issuer;

(ii)	the Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent;

(iii)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(iv)	Consolidating adjustments; and

(v)	the Consolidated Company.

The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets of Willis Group Holdings and the Guarantors. Investments in subsidiaries in the condensed consolidating balance sheet for Other, represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.

The entities included in the Guarantors column as of March 31, 2011 and December 31, 2010 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America.

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2011
	Willis
	Group
	Holdings –
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$1,000	$—	$1,000
Investment income	—	3	8	(3)	8
Other income	—	—	—	—	—

Total revenues	—	3	1,008	(3)	1,008

EXPENSES
Salaries and benefits	—	—	(593)	9	(584)
Other operating expenses	1	(21)	(134)	1	(153)
Depreciation expense	—	(4)	(16)	—	(20)
Amortization of intangible assets	—	—	(17)	—	(17)
Net gain on disposal of operations	—	—	6	(2)	4

Total expenses	1	(25)	(754)	8	(770)

OPERATING INCOME (LOSS)	1	(22)	254	5	238
Investment income from Group undertakings	34	144	(7)	(171)	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—	—	(171)
Interest expense	(2)	(101)	(106)	169	(40)

INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	33	(150)	141	3	27
Income taxes	—	56	(50)	(7)	(1)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	33	(94)	91	(4)	26
Interest in earnings of associates, net of tax	—	—	14	2	16

NET INCOME	33	(94)	105	(2)	42
Less: Net income attributable to noncontrolling interests	—	—	(8)	—	(8)
EQUITY ACCOUNT FOR SUBSIDIARIES	1	133	—	(134)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$34	$39	$97	$(136)	$34

Notes to the financial statements
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2010
	Willis
	Group
	Holdings –
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$963	$—	$963
Investment income	—	4	5	—	9
Other income	—	—	—	—	—

Total revenues	—	4	968	—	972

EXPENSES
Salaries and benefits	—	—	(491)	5	(486)
Other operating expenses	196	(32)	(294)	(19)	(149)
Depreciation expense	—	(2)	(13)	—	(15)
Amortization of intangible assets	—	—	(21)	—	(21)
Net gain on disposal of operations	—	—	2	(2)	—

Total expenses	196	(34)	(817)	(16)	(671)

OPERATING INCOME (LOSS)	196	(30)	151	(16)	301
Investment income from Group undertakings	—	389	423	(812)	—
Interest expense	—	(174)	(57)	188	(43)

INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	196	185	517	(640)	258
Income taxes	—	(4)	(74)	11	(67)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	196	181	443	(629)	191
Interest in earnings of associates, net of tax	—	—	20	—	20

NET INCOME	196	181	463	(629)	211
Less: Net income attributable to noncontrolling interests	—	—	(3)	(4)	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	8	27	—	(35)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$204	$208	$460	$(668)	$204

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at March 31, 2011
	Willis
	Group
	Holdings –
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$18	$411	$—	$432
Accounts receivable	1	—	963	28	992
Fiduciary assets	—	—	11,119	(635)	10,484
Deferred tax assets	—	3	24	—	27
Other current assets	1	127	329	(88)	369

Total current assets	5	148	12,846	(695)	12,304

Investments in subsidiaries	(1,003)	4,598	3,872	(7,467)	—
Amounts owed by (to) Group undertakings	4,467	(4,141)	(326)	—	—

NON-CURRENT ASSETS
Fixed assets	—	57	331	(2)	386
Goodwill	—	—	1,698	1,614	3,312
Other intangible assets	—	—	477	—	477
Investments in associates	—	—	(35)	228	193
Deferred tax assets	—	—	8	(1)	7
Pension benefits asset	—	—	202	—	202
Other non-current assets	5	174	301	(123)	357

Total non-current assets	5	231	2,982	1,716	4,934

TOTAL ASSETS	$3,474	$836	$19,374	$(6,446)	$17,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$11,119	$(635)	$10,484
Deferred revenue and accrued expenses	4	—	343	2	349
Income taxes payable	—	—	79	(50)	29
Short-term debt	—	145	—	—	145
Deferred tax liabilities	—	3	5	—	8
Other current liabilities	46	56	260	(19)	343

Total current liabilities	50	204	11,806	(702)	11,358

NON-CURRENT LIABILITIES
Long-term debt	794	1,634	4	—	2,432
Liabilities for pension benefits	—	—	156	—	156
Deferred tax liabilities	—	31	34	—	65
Provisions for liabilities	—	—	189	(2)	187
Other non-current liabilities	—	17	354	—	371

Total non-current liabilities	794	1,682	737	(2)	3,211

TOTAL LIABILITIES	$844	$1,886	$12,543	$(704)	$14,569

EQUITY
Total Willis Group Holdings stockholders’ equity	2,630	(1,050)	6,792	(5,742)	2,630
Noncontrolling interests	—	—	39	—	39

Total equity	2,630	(1,050)	6,831	(5,742)	2,669

TOTAL LIABILITIES AND EQUITY	$3,474	$836	$19,374	$(6,446)	$17,238

Notes to the financial statements
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2010
	Willis
	Group
	Holdings –
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$76	$240	$—	$316
Accounts receivable	2	—	809	28	839
Fiduciary assets	—	—	10,167	(598)	9,569
Deferred tax assets	—	1	35	—	36
Other current assets	—	80	293	(33)	340

Total current assets	2	157	11,544	(603)	11,100

Investments in subsidiaries	(1,039)	4,429	3,855	(7,245)	—
Amounts owed by (to) Group undertakings	3,659	(3,588)	(71)	—	—

NON-CURRENT ASSETS
Fixed assets	—	52	330	(1)	381
Goodwill	—	—	1,696	1,598	3,294
Other intangible assets	—	—	492	—	492
Investments in associates	—	—	(51)	212	161
Deferred tax assets	—	—	7	—	7
Pension benefits asset	—	—	179	—	179
Other non-current assets	—	207	149	(123)	233

Total non-current assets	—	259	2,802	1,686	4,747

TOTAL ASSETS	$2,622	$1,257	$18,130	$(6,162)	$15,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$10,167	$(598)	$9,569
Deferred revenue and accrued expenses	1	—	297	—	298
Income taxes payable	—	—	69	(12)	57
Short-term debt	—	110	—	—	110
Deferred tax liabilities	—	4	5	—	9
Other current liabilities	44	53	189	(20)	266

Total current liabilities	45	167	10,727	(630)	10,309

NON-CURRENT LIABILITIES
Long-term debt	—	2,153	4	—	2,157
Liabilities for pension benefits	—	—	164	—	164
Deferred tax liabilities	—	29	54	—	83
Provisions for liabilities	—	—	183	(4)	179
Other non-current liabilities	—	26	321	—	347

Total non-current liabilities	—	2,208	726	(4)	2,930

TOTAL LIABILITIES	$45	$2,375	$11,453	$(634)	$13,239

EQUITY
Total Willis Group Holdings stockholders’ equity	2,577	(1,118)	6,646	(5,528)	2,577
Noncontrolling interests	—	—	31	—	31

Total equity	2,577	(1,118)	6,677	(5,528)	2,608

TOTAL LIABILITIES AND EQUITY	$2,622	$1,257	$18,130	$(6,162)	$15,847

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2011
	Willis
	Group
	Holdings –
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$39	$69	$(64)	$(37)	$7

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	2	—	2
Additions to fixed assets	—	(9)	(11)	—	(20)
Acquisitions of subsidiaries, net of cash acquired	—	—	(3)	—	(3)
Acquisitions of investments in associates	—	—	(2)	—	(2)
Investment in Trident V Parallel Fund, LP	—	—	(1)	—	(1)

Net cash used in investing activities	—	(9)	(15)	—	(24)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	10	—	—	10
Senior notes issued, net of debt issuance costs	788	—	—	—	788
Repayments of debt	—	(492)	—	—	(492)
Make-whole on repurchase and redemption of senior notes	—	(146)	—	—	(146)
Proceeds from issue of shares	19	—	—	—	19
Amounts owed by and to Group undertakings	(798)	517	281	—	—
Excess tax benefits from share-based payment arrangement	—	—	1	—	1
Dividends paid	(45)	—	(37)	37	(45)
Acquisition of noncontrolling interests	—	(7)	—	—	(7)
Dividends paid to noncontrolling interests	—	—	(1)	—	(1)

Net cash (used in) provided by financing activities	(36)	(118)	244	37	127

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(58)	165	—	110
Effect of exchange rate changes on cash and cash equivalents	—	—	6	—	6
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	76	240	—	316

CASH AND CASH EQUIVALENTS, END OF YEAR	$3	$18	$411	$—	$432

Notes to the financial statements
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2010
	Willis
	Group
	Holdings –
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$198	$(50)	$(78)	$(1)	$69

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	2	—	2
Additions to fixed assets	—	(8)	(21)	—	(29)
Acquisitions of subsidiaries, net of cash acquired	—	—	(13)	—	(13)
Acquisitions of investments in associates	—	—	(1)	—	(1)

Net cash used in investing activities	—	(8)	(33)	—	(41)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	65	—	—	65
Repayments of debt	—	(34)	(9)	—	(43)
Proceeds from issue of shares	11	—	—	—	11
Amounts owed by and to Group undertakings	(209)	6	203	—	—
Excess tax benefits from share-based payment arrangement	—	—	(1)	—	(1)
Dividends paid	—	—	(45)	1	(44)
Acquisition of noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	(1)	—	(1)

Net cash (used in) provided by financing activities	(198)	37	143	1	(17)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(21)	32	—	11
Effect of exchange rate changes on cash and cash equivalents	—	—	(10)	—	(10)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	104	117	—	221

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$83	$139	$—	$222

Willis Group Holdings plc

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes references to non-GAAP financial measures as defined in Regulation G of the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic revenue growth and organic growth in commissions and fees exclude the impact of acquisitions and disposals, year over year movements in foreign exchange, legacy contingent commissions assumed as part of the HRH acquisition, and investment and other income from growth in revenues and commissions and fees. We believe organic revenue growth and organic growth in commissions and fees provide measures that the investment community may find helpful in assessing the performance of operations that were part of our operations in both the current and prior periods, and provide measures against which our businesses may be assessed in the future. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the three months ended March 31, 2011.

This discussion includes forward-looking statements, including under the headings ‘Business Overview and Market Outlook’, ‘Executive Summary’, ‘Operating Results—Group’, ‘Operating Results—Segment Information’ and ‘Liquidity and Capital Resources’. Please see ‘Forward-Looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in the forward-looking statements.

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

Following the hard market experienced between 2000 and 2003, we saw a rapid transition to a soft market in 2004, with premium rates falling in most sectors including property and casualty and the reinsurance markets. Rates continued to decline in most sectors through 2005 and 2006, with the exception of catastrophe-exposed markets. In 2007, the market softened further with decreases in many of the market sectors in which we operated and this continued into 2008 with further premium rate declines across most product lines and geographic areas in which we operate.

The global economic downturn which began in the latter half of 2008 has impacted our results in recent years and may continue to do so for the foreseeable future, in particular due to a lower overall value of insurance coverage purchased by our clients driven by reductions in

Business discussion

their property holdings, headcount, related salaries and benefits expense, and the market value of assets and other insured values.

In 2009, there was modest stabilization of rates in some specialty markets but this benefit was offset by the adverse impact of the continued soft market in other sectors and the weakened economic environment across the globe, which has continued to impact our results throughout 2010 and into first quarter 2011, in particular in the reinsurance market and our retail operations in North America and UK and Ireland.

EXECUTIVE SUMMARY

Overview

In first quarter 2011, we reported total revenue growth of 4 percent, compared with first quarter 2010, primarily reflecting good organic growth in commissions and fees driven by our Global and International operations, with Global reporting 8 percent organic growth and International 6 percent. Our North America operations reported negative organic growth of 1 percent in first quarter 2011, reflecting the continued adverse impact of the soft market and difficult economic conditions.

Net income for first quarter 2011 was $34 million, or $0.20 per diluted share, compared with $204 million, or $1.20 per diluted share, in same period 2010 as increased revenues were more than offset by expenses of:

•	$97 million relating to the 2011 Operational Review, equivalent to $69 million post-tax or $0.39 per diluted share. See ‘2011 Operational Review’ below; and

•	$171 million relating to the make-whole amounts on the repurchase and redemption of $500 million of our senior debt and the write-off of related unamortized debt issuance costs, equivalent to $124 million post-tax or $0.71 per diluted share. See ‘Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs’, below.

Following the successful debt refinancing, our main priorities for the remainder of 2011 are:

•	execution of the Willis Cause—aiming to become the broker and risk adviser of choice globally by aligning our business model to the needs of each client segment and maintaining a focus on growth;

•	continued investment in technology, advanced analytics, product innovation and industry talent and expertise to support our growth strategy; and

•	implementing our 2011 Operational Review which aims to better align resources with our growth strategies and enable related long-term expense savings.

Results from operations: first quarter 2011

Total revenues at $1,008 million for first quarter 2011 were $36 million, or 4 percent, higher than in first quarter 2010, reflecting good organic commissions and fees growth of 4 percent. A net 1 percent benefit from foreign currency translation was offset by a $4 million quarter over quarter reduction in contingent commissions assumed as part of the HRH acquisition.

Organic commissions and fees growth of 4 percent comprised 5 percent net new business growth (which constitutes the revenue growth from business won over the course of the period net of the revenue from existing business lost) and a 1 percent negative impact from declining premium rates and other market factors.

Operating margin at 24 percent was 7 percentage points lower than in first quarter 2010 with the decrease mainly reflecting:

•	the $97 million expense for the 2011 Operational Review, discussed below, equivalent to approximately 10 percentage points; and

•	a $10 million net increase in incentive expenses including a $16 million increase in the amortization of cash retention awards partly offset by a $6 million decrease in the accrual for other incentive compensation;

partly offset by

•	the $36 million increase in revenues driven by organic growth in commissions and fees;

Willis Group Holdings plc

•	the period-over-period benefit from a $12 million charge relating to the first quarter 2010 devaluation of the Venezuelan currency; and

•	rigorous expense management.

Foreign exchange had a net favorable impact on first quarter 2011 margin of approximately 1 percentage point compared with 2010.

We incurred a $171 million charge in first quarter 2011 relating to the make-whole amounts of $158 million for the repurchase and redemption of our $500 million 12.875% senior notes and a related $13 million write-off of unamortized debt costs expense, as discussed below.

Income tax expense for first quarter 2011 was $1 million compared with $67 million in same period 2010. The reduction of $66 million largely reflected the impact of the significantly reduced income before taxation and changes to the geographical mix of profits, driven by costs associated with the 2011 Operational Review and make-whole on repurchase and redemption of senior notes discussed above.

The effective tax rate for first quarter 2011 was 4 percent. After adjusting for the net effect of these non-recurring items, the underlying tax rate for the quarter ended March 31, 2011 was 26 percent, broadly in line with the full year 2010.

Earnings from associates of $16 million in first quarter 2011 were $4 million lower than in same period 2010 primarily reflecting reduced net income in our principal associates, GS & Cie Groupe (Gras Savoye) and Al-Futtaim Willis.

2011 Operational Review

Willis aims to be the broker and risk adviser of choice globally by aligning our business model to the needs of each client segment and maintaining a focus on growth: this is our value proposition which we call the ‘Willis Cause’.

We expect full year 2011 salaries and benefits expense to increase by approximately $100 million compared with 2010 as a result of the following:

•	an approximately $65 million increase due to higher amortization of cash retention payments, of which $16 million was recognized in first quarter 2011;

•	the reinstatement of annual salary reviews for all employees from April 2011; and

•	the reinstatement of a 401(k) match plan for North America employees.

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

In order to fund the higher anticipated salaries and benefits expense and continued investment for future growth, we have completed a review of all our businesses in first quarter 2011, to better align our resources with our growth strategies.

In connection with this review, we recorded a pre-tax charge in first quarter 2011 of $97 million, including:

•	$48 million of severance costs relating to approximately 450 positions which have been, or are in the process of being, eliminated;

•	$34 million of other salaries and benefits expense to buy out previously existing incentive schemes and other contractual arrangements that no longer align with the Group’s overall remuneration strategy; and

•	$15 million of other operating expenses, including: property and systems rationalization costs; related accelerated systems depreciation of $4 million; and re-negotiation of sourcing contracts.

We expect the full year cost of the 2011 Operational Review to be approximately $130 million, with the costs for the remainder of 2011 to be approximately 50 percent attributable to salaries and benefits expense and 50 percent other expenses.

In first quarter 2011, we realized cost savings attributable to the 2011 Operational Review of $3 million. We anticipate that the full year 2011 related cost savings will be between $65 million and $75 million, reaching

Business discussion

approximate annualized savings of between $95 million and $105 million beginning in 2012.

Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs

We issued $800 million of new debt in March 2011, comprised of $300 million of 4.125% senior notes due 2016 and $500 million of 5.750% senior notes due 2021.

Net proceeds of the issue, after underwriting discounts and expenses, were $788 million and were used to finance the repurchase of $465 million of our 12.875% senior notes due 2016, together with a make-whole payment of $146 million, which represented a slight discount to the make-whole redemption amount provided in the indenture governing this debt.

In March 2011, we irrevocably called the remaining $35 million of the 12.875% senior notes due 2016 outstanding in April 2011, together with an additional contractual make-whole payment of $12 million. As this agreement is contractually binding, we recognized the additional $12 million make-whole payment in our first quarter 2011 results.

In addition to the make-whole payments of $158 million, we have also written off unamortized debt issuance costs of $13 million, giving a total of $171 million in the first quarter 2011.

Outlook

As a result of the 2011 Operational Review and the continued investment in our business model, we expect to deliver our previously stated goals of:

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

Acquisitions

During first quarter 2011, we acquired a 23 percent interest in a new South African associate company at a total cost of $2 million.

In first quarter 2010, we acquired an additional 39 percent of our Chinese operations at a total cost of approximately $17 million, bringing our ownership to 90 percent.

2010 Venezuela currency devaluation

With effect from January 1, 2010 the Venezuelan economy was designated as hyper-inflationary. The Venezuelan government also devalued the Bolivar Fuerte in January 2010. As a result of these actions, we recorded a one-time $12 million charge in other expenses in first quarter 2010 to reflect the re-measurement of our net assets denominated in Venezuelan Bolivar Fuerte at January 1, 2010.

Cash and financing

Cash at March 31, 2011 was $432 million, $116 million higher than at December 31, 2010. This increase in cash was partly attributable to a required increase of approximately $40 million of cash held in our main UK regulated company, Willis Limited, at March 31, 2011, compared with December 31, 2010.

Willis Group Holdings plc

Net cash generated from operating activities in first quarter 2011 was $7 million compared with $69 million in first quarter 2010, with the decrease of $62 million primarily reflecting the lower operating income driven by the charge relating to the 2011 Operational Review. Net cash generated from operating activities in first quarter 2011 of $7 million and net proceeds on issue of senior notes of $788 million were used to fund debt repayments and associated expenses of $638 million; dividends to stockholders of $45 million; and fixed asset additions of $20 million.

In March 2011, we issued $300 million of 4.125% senior notes due 2016 and $500 million of 5.750% senior notes due 2021. We received net proceeds, after underwriting discounts and expenses, of approximately $788 million which were used to repurchase $465 million of 12.875% senior notes due 2016 in March 2011 and make a related make-whole payment of $146 million. Following this repurchase, we also expensed approximately $13 million of related unamortized debt issuance costs.

In March 2011, we irrevocably called the remaining $35 million of the 12.875% senior notes due 2016, including the contractual make-whole cost of approximately $12 million, which was expensed in the first quarter 2011. The redemption was completed on April 18, 2011.

At March 31, 2011, we had $100 million outstanding under our $300 million revolving credit facility and $nil outstanding under both our $200 million facility and our $20 million UK facility, which is solely for use by our main regulated UK entity, Willis Limited, in certain exceptional circumstances.

Total debt, total equity and the capitalization ratio at March 31, 2011 were as follows:

	March 31,	December 31,
	2011	2010
	(millions, except percentages)

Long-term debt	$2,432	$2,157
Short-term debt and current portion of long-term debt	145	110

Total debt	$2,577	$2,267

Total equity	$2,669	$2,608

Capitalization ratio	49%	47%

Liquidity

Our principal sources of liquidity are cash from operations, cash and cash equivalents of $432 million at March 31, 2011 and $400 million remaining availability under our revolving credit facilities, excluding the $20 million UK facility which is solely for use by our main regulated UK entity, Willis Limited, in certain exceptional circumstances.

We remain committed to our previously stated goals of ongoing debt repayment and returning capital to shareholders.

The repurchase and redemption of our previously existing $500 million of 12.875% senior notes due 2016, the related make-whole payments and the issuance of $300 million of senior notes due 2016 and $500 million of notes due 2021, has lengthened our debt maturity profile.

We continue to monitor our debt maturity profile and related financing costs going forwards and, subject to prevailing market conditions, may seek to further restructure our debt from time to time.

Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for at least the next 12 months.

Management structure

Effective January 1, 2011, we changed our internal reporting structure; Global Markets International, previously reported within our International segment, is now reported in our Global division. In addition, Mexico

Retail, which was previously reported within our International segment, is now reported in our North America segment.

Business discussion

OPERATING RESULTS—GROUP

Revenues

Total revenues for the Group and by operating segment for the quarters ended March 31, 2011 and 2010 are shown below:

					Change attributable to:
				Foreign	Acquisitions
			%	currency	and	Contingent	Organic revenue
Three months ended March 31,(a)	2011	2010	Change	translation	disposals	Commissions(c)	growth(b)
	(millions)

Global(d)	$358	$331	8%	—%	—%	—%	8%
North America	356	365	(2)%	—%	—%	(1)%	(1)%
International	286	267	7%	1%	—%	—%	6%

Commissions and fees	$1,000	$963	4%	1%	—%	(1)%	4%

Investment income	8	9	(11)%
Other income	—	—	—%

Total revenues	$1,008	$972	4%

(a)	Effective January 1, 2011, we changed our internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global division. In addition, Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of these changes, first quarter 2010 commissions and fees of $34 million, previously allocated to our International segment, have been included in Global: $30 million; and North America: $4 million.

(b)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; (iv) in North America, legacy contingent commissions assumed as part of the HRH acquisition that had not been converted into higher standard commissions; and (v) investment income and other income from reported revenues.

(c)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $4 million in first quarter 2011, compared with $8 million in first quarter 2010.

(d)	Reported commissions and fees included a favorable impact from a change in accounting methodology in a Global Specialty business in our Global division of $6 million in first quarter 2011.

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Willis Group Holdings plc

Revenues for first quarter 2011 at $1,008 million were $36 million, or 4 percent, higher than in same period 2010, reflecting organic growth in commissions and fees of 4 percent, which comprised 5 percent net new business growth driven by solid new business generation and higher retention of existing clients, and a 1 percent negative impact from declining premium rates and other market factors.

There was also a net 1 percent period-over-period benefit to revenue growth from foreign currency translation, offset by a 1 percent decrease attributable to the period-over-period reduction in contingent commissions assumed as part of the HRH acquisition and a small decrease in investment income.

Investment income was $8 million for first quarter 2011, $1 million lower than in first quarter 2010, as low interest rates across the globe, in particular in the US, continued to impact our investment income: the majority of our fiduciary cash is US dollar-denominated and tied to US interest rates.

The impact of the low interest rates on our investment income was partially mitigated by our forward hedging program. While we expect this forward hedging program to generate additional income in 2011 compared to current LIBOR based rates, there will be a lower benefit than in 2010 as older, more beneficial hedges, continue to expire. Consequently, we expect investment income to be closer to $30 million for full year 2011, compared with $38 million for full year 2010.

Our International and Global operations earn a significant portion of their revenues in currencies other than the US dollar, including the Euro and Pound sterling. For the quarter ended March 31, 2011, reported revenues benefited from a period-over-period net positive impact from foreign currency translation: in particular due to the weakening of the US dollar against the Australian dollar, Japanese yen and Pound sterling compared to first quarter 2010, partly offset by some strengthening against the Euro.

Organic growth in commissions and fees was 4 percent for first quarter 2011. Global achieved 8 percent growth, driven by positive growth in each of our Reinsurance, WCMA, London Market Wholesale and Global Specialties businesses, together with a $6 million benefit from a change in accounting within a Global Specialty business to conform to current Group accounting policy. International achieved 6 percent organic growth including double digit growth in Latin America, Asia and Eastern Europe regions, together with good organic growth in Continental Europe. North America organic revenue growth was negative 1 percent, as the benefits of good retention rates and growth in the specialties business were more than offset by the continued impact of the soft market and ongoing weakened economic conditions.

Organic revenue growth by segment is discussed further in ‘Operating Results—Segment Information’ below.

General and administrative expenses

	Three months
	ended March 31,
	2011	2010
	(millions, except percentages)

Salaries and benefits	$584	$486
Other	153	149

General and administrative expenses	$737	$635

Salaries and benefits as a percentage of revenues	58%	50%
Other as a percentage of revenues	15%	15%

Salaries and benefits

Salaries and benefits were 58 percent of revenues in first quarter 2011, compared with 50 percent in same period 2010, primarily reflecting:

•	additional salaries and benefits expense in first quarter 2011 of $82 million associated with our 2011 Operational Review, as discussed above, equivalent to 8 percentage points;

•	a $10 million net increase in incentive expenses, including: a $16 million increase in the amortization of cash retention award payments offset by a $6 million decrease in the accrual for other incentive compensation;

•	a period-over-period net adverse impact from foreign currency translation driven primarily by the weakening of the US dollar against the Pound sterling (in which our London Market based operations incur the majority of their expenses);

•	investment in new client-facing hires; and

Business discussion

•	$3 million relating to the reinstatement of our 401(k) match plan for North America employees from January 2011: we expect the full year 2011 401(k) expense to be approximately $10 million;

partly offset by:

•	a $4 million decrease in pension expense.

Cash retention awards

We started making cash retention awards in 2005 to a small number of employees. With the success of the program, we expanded it over time to include more staff and we believe it is a contributing factor to the reduction in employee turnover we have seen in recent years.

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

During first quarter 2011, we made $195 million of cash retention payments compared with $169 million in first quarter 2010. Salaries and benefits in first quarter 2011 include $44 million of amortization of cash retention award payments made on or before March 31, 2011 compared with $28 million in same period 2010. As of March 31, 2011, December 31, 2010 and March 31, 2010, we included $328 million, $173 million and $233 million, respectively, in other assets on the balance sheet, which represented the unamortized portion of cash retention award payments made on or before those dates.

Other expenses

Other expenses were 15 percent of revenues in both first quarter 2011 and 2010, as the benefits of:

•	the period-over-period positive effect of the $12 million first quarter 2010 charge relating to the devaluation of the Venezuelan currency;

•	a small gain on our forward rate hedging program in first quarter 2011, compared with a loss in first quarter 2010; and

•	continued disciplined management of discretionary expenses;

were offset by

•	costs associated with the 2011 Operational Review of $11 million in first quarter 2011, as discussed above; and

•	increased systems expense in corporate functions, including amortization of capitalized project costs, in support of our growth initiatives.

Depreciation expense

Depreciation expense of $20 million in first quarter 2011 was $5 million higher than in first quarter 2010.

The increase primarily reflects the accelerated depreciation expense of $4 million relating to systems rationalization in connection with the 2011 Operational Review.

We expect depreciation expense to be approximately $17 million per quarter for the remainder of 2011.

Amortization of intangible assets

Amortization of intangible assets of $17 million in first quarter 2011 was $4 million lower than in first quarter 2010.

The decrease mainly reflects the period-over-period benefit of the first quarter 2010 amortization of the HRH non-compete agreement intangible acquired in 2008, which was fully amortized in 2010.

We expect the amortization of intangible assets expense for full year 2011 to be approximately $68 million, compared with $82 million for full year 2010.

Willis Group Holdings plc

Operating income and margin (operating income as a percentage of revenues)

	Three months
	ended March 31,
	2011	2010
	(millions, except percentages)

Revenues	$1,008	$972
Operating income	238	301
Operating margin or operating income as a percentage of revenues	24%	31%

Operating margin at 24 percent for first quarter 2011 was 7 percentage points lower than in first quarter 2010 with the decrease mainly reflecting:

•	the $97 million expense for the 2011 Operational Review, discussed below, equivalent to approximately 10 percentage points;

•	a $10 million net increase in incentive expenses including: a $16 million increase in the amortization of cash retention awards partly offset by a $6 million decrease in the accrual for other incentive compensation;

partly offset by

•	the $36 million increase in revenues driven by organic growth in commissions and fees;

•	the period-over-period benefit from a $12 million charge relating to the first quarter 2010 devaluation of the Venezuelan currency; and

•	rigorous expense management.

Foreign exchange had a net favorable impact on first quarter 2011 margin of approximately 1 percentage point compared with 2010.

Operating segment margins are discussed in ‘Operating Results—Segment Information’ below.

Make-whole amounts on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs

	Three months
	ended March 31,
	2011	2010
	(millions)

Make-whole amounts on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	$171	$—

The make-whole amounts on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs total expense of $171 million comprised:

•	a charge of $146 million relating to the make-whole payment (at a small discount to the contractual agreement) on the early repurchase of $465 million of our 12.875% senior notes due 2016 in March 2011;

•	a charge of $12 million relating to the redemption of the remaining $35 million of 12.875% senior notes due 2016, that were called in March 2011 and redeemed on April 18, 2011; and

•	the write-off of $13 million of unamortized debt issuance costs relating to these notes.

Interest Expense

Interest expense in 2011 of $40 million was $3 million lower than in 2010, primarily reflecting the lower coupon payable on our new debt issued in March 2011, the period-over-period decrease in the outstanding balance on our 5-year term loan facility and a net gain recognized on our forward rate hedging program.

We expect interest expense for the remainder of 2011 to be approximately $35 million per quarter. We continue to monitor our debt profile going forward to identify any further opportunities to reduce our financing costs.

Business discussion

Income taxes

	Three months
	ended March 31,
	2011	2010
	(millions, except percentages)

Income before taxes	$27	$258
Income tax charge	1	67
Effective tax rate	4%	26%

The effective tax rate for first quarter 2011 of 4 percent benefited from the impact of certain non-recurring items:

•	the make-whole expense on early repurchase and redemption of the 2016 senior notes attracting tax relief at the UK corporation tax rate which is higher than our Group underlying tax rate;

•	the higher tax rate at which costs associated with the 2011 Operational Review will be relieved; and

•	the tax benefit from the net non-taxable gain on disposal of operations.

Excluding these items, the underlying tax rate for first quarter 2011 was 26 percent, broadly in line with the full year 2010.

Interest in earnings of associates

Interest in earnings of associates, net of tax, in first quarter 2011 of $16 million was $4 million lower than in same period 2010. This fall is primarily driven by a reduction in net income reported by our principal associates: Gras Savoye and Al-Futtaim Willis.

Net income and diluted earnings per share

	Three months
	ended March 31,
	2011	2010
	(millions, except per share data)

Net income	$34	$204
Diluted earnings per share	$0.20	$1.20
Average diluted number of shares outstanding	174	170

Net income for first quarter 2011 of $34 million was $170 million lower than first quarter 2010, and diluted earnings per share decreased by $1.00, primarily reflecting:

•	the $69 million post-tax cost of the 2011 Operational Review charge, as discussed above, equivalent to $0.39 per diluted share; and

•	the $124 million post-tax impact of the make-whole amounts associated with the early repurchase and redemption of the $500 million 12.875% senior notes due 2016, equivalent to $0.71 per diluted share;

partly offset by

•	the $36 million increase in revenues, equivalent to $27 million post-tax, or $0.16 per diluted share.

Foreign currency translation, excluding the period-over-period benefit of the 2010 Venezuelan currency devaluation, had a $0.04 favorable impact on diluted earnings per share. The period-over-period benefit in first quarter 2011 from the 2010 Venezuelan currency devaluation was $0.07 per diluted share.

Average share count for first quarter 2011 was 174 million compared with 170 million in same period 2010. The increased share count reflected the rise in our average share price which has increased the number of options which are dilutive.

With our share price remaining at current levels, we would expect average diluted share count to increase to approximately 175 million in second quarter 2011.

Willis Group Holdings plc

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

Effective January 1, 2011, we changed our internal reporting structure: Global Markets International,

previously reported within the International segment, is now reported in the Global division. In addition, Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. Comparative data has been adjusted accordingly.

The following table is a summary of our operating results by segment for the quarters ended March 31, 2011 and 2010:

	Three months ended March 31,(a)
	2011			2010
		Operating	Operating		Operating	Operating
	Revenues	Income	Margin	Revenues	Income	Margin
	(millions)			(millions)

Global	$361	$175	48%	$334	$154	46%

North America	358	85	24%	368	93	25%
International	289	86	30%	270	87	32%

Total Retail	647	171	26%	638	180	28%
Corporate & Other	—	(108)	n/a	—	(33)	n/a

Total Consolidated	$1,008	$238	24%	$972	$301	31%

(a)	Effective January 1, 2011, we changed our internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global division. In addition, Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of these changes, first quarter 2010 commissions and fees of $34 million, previously allocated to our International segment, have been included in Global: $30 million; and North America: $4 million. Operating income of $16 million has been allocated to our Global segment, with a corresponding reduction in International in first quarter 2010.

Global

Our Global operations comprise Global Specialties, Reinsurance, London Market Wholesale and Willis Capital Markets & Advisory (WCMA).

From January 1, 2011, London Market Wholesale also includes our Global Markets International Unit.

The following table sets out Global’s revenues, organic revenue growth and operating income and margin for the quarters ended March 31, 2011 and 2010:

	Three months
	ended March 31,(a)
	2011	2010
	(millions, except percentages)

Commissions and fees(b)	$358	$331
Investment income	3	3

Total revenues	$361	$334

Operating income	$175	$154
Organic revenue growth(c)	8%	7%
Operating margin	48%	46%

(a)	Effective January 1, 2011, we changed our internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global division. As a result of this change, first quarter 2010 commissions and fees of $30 million and operating income of $16 million, previously allocated to our International segment, have been included in Global.

Business discussion

(b)	Reported commissions and fees included a favorable impact from a change in accounting methodology in a Global Specialty business of $6 million in first quarter 2011.

(c)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

Revenues

Commissions and fees of $358 million were $27 million, or 8 percent, higher in first quarter 2011 compared with same period 2010 which reflected strong organic revenue growth.

Our London Market Wholesale and Global Specialties businesses both reported high single-digit organic growth in first quarter 2011, with Global Specialties growth including a $6 million benefit relating to a change in accounting methodology in a Global Specialty business to conform with Group accounting policy. The organic growth included the benefit of good net new business generation despite the adverse impact of the continued difficult rate environment and soft market in many of the specialty classes.

Organic growth in Global Specialties was led by contributions from Marine, Construction and Energy, reflecting good new business, improved retention, targeted hiring of producer talent and global connectivity.

However, the operating environment remains tough with depressed world trade and transit volumes, industry consolidation and pressure on financing of construction projects still evident.

Organic growth in our London Market Wholesale business was led by strong positive growth in Global Markets International, partly offset by lower revenues in our Faber & Dumas businesses, mainly reflecting the soft wholesale market, together with continued pressure on the most economically sensitive lines such as bloodstock, jewelry and fine arts.

Reinsurance also reported positive mid single-digit growth in first quarter 2011, led by good growth in new business in North America. Rates remain generally soft across the reinsurance markets with no significant impact seen to date from the recent earthquake and tsunami in Japan.

Our WCMA business contributed 2 percent of Global’s positive organic revenue growth in first quarter 2011, substantially due to fee income relating to two capital market transactions in the quarter. WCMA is a transaction oriented business and its results are more variable than some of our other businesses.

Client retention levels remained high at 91 percent for first quarter 2011, in line with full year 2010.

Operating margin

Operating margin was 48 percent in first quarter 2011 compared with 46 percent in first quarter 2010, in a seasonally high quarter for our Global operations. The increase in margin reflected:

•	the strong 8 percent organic growth discussed above;

•	a positive impact from foreign currency movements; and

•	a $4 million decrease in pension expense;

partly offset by

•	a $5 million increase in incentive expense, including amortization of cash retention award payments; and

•	the impact of costs associated with continued support of current and future growth.

Operating margin in Global is impacted by foreign exchange movements as the London Market businesses within our Global operations earn revenues in US dollars, Pounds sterling and Euros and primarily incur expenses in Pounds sterling. In addition, they are exposed to exchange risk on certain sterling-denominated balances.

The net benefit from foreign currency movements primarily reflected the positive impact on our Euro-denominated revenues of the US dollar’s relative strengthening against the Euro, partly offset by the increased US dollar value of our net Pound sterling expense base as a result of the US dollar weakening against the Pound sterling.

Willis Group Holdings plc

North America

Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States, Canada and as of January 1, 2011, Mexico.

The following table sets out revenues, organic revenue growth and operating income and margin for the quarters ended March 31, 2011 and 2010:

	Three months
	ended March 31,(a)
	2011	2010
	(millions, except percentages)

Commissions and fees(b)	$356	$365
Investment income	2	3

Total revenues	$358	$368

Operating income	$85	$93
Organic revenue growth(c)	(1)%	1%
Operating margin	24%	25%

(a)	Effective January 1, 2011, we changed our internal reporting structure: Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of this change, first quarter 2010 commissions and fees of $4 million, previously allocated to our International segment, have been included in North America.

(b)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $4 million in first quarter 2011, compared with $8 million in first quarter 2010.

(c)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; (iv) in North America, legacy contingent commissions assumed as part of the HRH acquisition and that had not been converted into higher standard commissions; and (v) investment income and other income from reported revenues.

Revenues

Commissions and fees of $356 million were $9 million, or 2 percent, lower for first quarter 2011 compared with same period 2010.

Organic revenue growth was negative 1 percent for first quarter 2011 as the benefits of:

•	good growth in our specialty businesses; and

•	client retention improvement to 94 percent during the first quarter;

were more than offset by

•	a negative impact from rate declines and other market factors;

•	a single-digit decline in our Employee Benefits practice, which represents approximately 25 percent of North America’s commission and fee base;

•	a further single-digit decline in our Construction business, which represents approximately 10 percent of North America’s commission and fee base, reflecting the ongoing challenges in this sector; and

•	smaller declines elsewhere reflecting the impact of the continued soft market conditions and weak US economy.

Net new business growth includes the benefit of higher standard commissions where these have been negotiated in lieu of contingent commissions. These higher standard commissions however may not have been negotiated at the same level or be received in the same periods as the related contingent commissions. Furthermore, the business to which they related may not have been renewed.

Client retention levels increased to 94 percent for first quarter 2011, compared with 92 percent for full year 2010.

Business discussion

Operating margin

Operating margin in North America was 24 percent in first quarter 2011 compared with 25 percent in same period 2010, as the benefit of cost reductions driven by our continued focus on expense management was more than offset by:

•	the impact of negative organic growth in commissions and fees, discussed above;

•	the reduction in legacy HRH contingent commissions of $4 million in first quarter 2011; and

•	the period-over-period increased cost of $3 million following the reinstatement of our 401(k) match plan in 2011: we expect the full year 2011 401(k) expense to be approximately $10 million.

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

The following table sets out revenues, organic revenue growth and operating income and margin for the quarters ended March 31, 2011 and 2010:

	Three months
	ended March 31,(a)
	2011	2010
	(millions, except percentages)

Commissions and fees	$286	$267
Investment income	3	3

Total revenues	$289	$270

Operating income	$86	$87
Organic revenue growth(b)	6%	3%
Operating margin	30%	32%

(a)	Effective January 1, 2011, we changed our internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global division. In addition, Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of these changes, first quarter 2010 commissions and fees of $34 million and operating income of $16 million, previously allocated to our International segment, have been included in our Global and North America segments.

(b)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

Revenues

Commissions and fees of $286 million were $19 million, or 7 percent, higher for first quarter 2011 compared with same period 2010, comprising 6 percent organic revenue growth and a 1 percent positive impact from foreign currency translation. Net new business growth was 7 percent and there was a negative 1 percent impact from rates and other market factors.

A significant part of International’s revenues are earned in currencies other than the US dollar, notably the Euro, Pound sterling and Australian dollar. The US dollar has weakened against the Pound sterling and more significantly against the Australian dollar in first quarter

2011 compared with same period 2010. The positive impact of this on International revenues was partly offset by a small strengthening of the US dollar against the Euro, reducing the US dollar value of our Euro revenues. The net benefit of these movements was a 1 percent increase in first quarter 2011 revenues compared to first quarter 2010.

There were strong contributions to our organic growth from most regions, including double-digit growth in our

Willis Group Holdings plc

Latin America, Asia and Eastern Europe and South Africa regions. In particular, there was good growth in:

•	Venezuela, Chile, Brazil and Argentina in Latin America;

•	Korea, China and Indonesia in Asia; and

•	South Africa.

There was also mid single-digit growth in our large retail operations in Continental Europe, largely driven by strong growth in Spain and Germany, despite the ongoing challenging economic conditions in this region.

Organic revenue growth was also positive mid single-digit in our UK and Irish retail operations, driven by good new business growth and improved retention levels, particularly in the UK, despite the economic pressures that continue to affect both the UK and Ireland.

Client retention levels increased to 94 percent for first quarter 2011, compared with 92 percent for full year 2010.

Operating margin

Operating margin in International was 30 percent in first quarter 2011, compared with 32 percent in same period 2010, with the decrease reflecting the impact of:

•	a $6 million increase in incentive expenses in first quarter 2011, including amortization of cash retention award payments;

•	an adverse net impact from foreign currency translation, primarily reflecting the negative impact of the weakening of the Euro and other currencies in which we earn a significant portion of our operating income against the US dollar; and

•	increased spending on initiatives to drive future growth, including a period-over-period increase in International headcount of approximately 150;

partly offset by

•	6 percent organic revenue growth; and

•	lower pension expense.

Corporate & Other

Corporate & Other operating loss comprises the following:

	Three months
	ended March 31,
	2011	2010
	(millions)

Amortization of intangible assets	$(17)	$(21)
Foreign exchange hedging	1	(5)
Foreign exchange gain on the UK pension plan asset	1	5
Net gain on disposal of operations	4	—
2011 Operational Review	(97)	—
Venezuelan currency devaluation	—	(12)

	$(108)	$(33)

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange

Commission on February 25, 2011 and Current Report on Form 8-K subsequently filed on March 14, 2011. There were no significant additions or changes to these assumptions in first quarter 2011.

Business discussion

NEW ACCOUNTING STANDARDS

There were no new accounting standards issued during first quarter 2011 that would have a significant impact on the Company’s reporting.

LIQUIDITY AND CAPITAL RESOURCES

In March 2011, we issued $300 million of 4.125% senior notes due 2016 and $500 million of 5.750% senior notes due 2021. We received net proceeds, after underwriting discounts and expenses, of approximately $788 million which were used to repurchase $465 million of 12.875% senior notes due 2016 in March 2011 together with a make-whole payment of $146 million. Following this repurchase, we also wrote off approximately $13 million of related unamortized debt issuance costs.

In March 2011, we irrevocably called the remaining $35 million of the 12.875% senior notes due 2016 which required a related contractual make-whole payment of approximately $12 million, expensed in first quarter 2011. The redemption was completed on April 18, 2011.

In first quarter 2011, we also made $27 million of mandatory repayments against the 5-year term loan, thereby reducing the total outstanding balance as at March 31, 2011 to $384 million.

At March 31, 2011, we had $100 million outstanding under our $300 million revolving credit facility and $nil outstanding under both our $200 million facility and our $20 million UK facility, which is solely for use by our main regulated UK entity, Willis Limited, in certain exceptional circumstances.

Total debt as of March 31, 2011 was $2.6 billion, compared with $2.3 billion at December 31, 2010. During first quarter 2011, we amended our credit agreements to increase the maximum leverage ratio (total indebtedness measured against operating income before depreciation, amortization and certain other items) under which we may make certain restricted payments including share repurchases, as calculated under this agreement, to 2.75:1 from the previously existing 2.5:1 ratio.

Under the Company’s share buyback program, the Company is authorized to repurchase shares under a variety of methods and will consider whether to do so from time to time based on many factors, including market conditions.

The leverage ratio at March 31, 2011, as calculated under the credit agreements, was 2.7:1.

Following the April 18, 2011 redemption of the remaining $35 million outstanding on the 12.875% senior notes, the only mandatory debt repayments falling due within the next 12 months are scheduled repayments on our $700 million 5-year term loan totaling $110 million.

Liquidity

Our principal sources of liquidity are cash from operations, cash and cash equivalents of $432 million at March 31, 2011 and remaining availability of $400 million under our revolving credit facilities, excluding the $20 million UK facility which is solely for use by our main regulated UK entity, Willis Limited, in certain exceptional circumstances.

We remain committed to our previously stated goals of ongoing debt repayment and returning capital to shareholders.

The repurchase and redemption of our previously existing $500 million of 12.875% senior notes due 2016, the related make-whole payments and the issuance of

$300 million of senior notes due 2016 and $500 million of senior notes due 2021, has lengthened our debt maturity profile.

As of March 31, 2011, our short-term liquidity requirements consisted of:

•	payment of interest on debt and $110 million of mandatory repayments under our 5-year term loan;

•	capital expenditure; and

•	working capital.

Willis Group Holdings plc

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

Own funds

As of March 31, 2011, we had cash and cash equivalents of $432 million, compared with $316 million at December 31, 2010. The increase in cash and cash equivalents was partly attributable to a required increase of approximately $40 million of cash held in our main UK regulated company, Willis Limited, at March 31, 2011, compared with December 31, 2010.

At March 31, 2011, we also had $400 million remaining availability under our Group revolving credit facilities, excluding the $20 million UK facility which is solely for use by our main regulated UK entity, Willis Limited, in certain exceptional circumstances.

Operating activities

Net cash provided by operations was $7 million in first quarter 2011 compared with $69 million in first quarter 2010.

The $62 million decrease in 2011 compared with 2010 included:

•	a $26 million increase in cash payments for incentive awards in first quarter 2011; and

•	costs associated with the 2011 Operational Review, of which approximately $35 million were paid in cash in first quarter 2011.

Business discussion

Pension contributions

UK Plan

We made cash contributions to our UK defined benefit plan of $21 million in first quarter 2011, (including amounts in respect of the salary sacrifice contributions) compared with $20 million in first quarter 2010.

We currently expect full year cash contributions in 2011 to be approximately $92 million, including amounts in respect of the salary sacrifice contributions and an additional payment required under the UK plan’s funding strategy which we are required to agree with the plan’s trustees.

The funding strategy was agreed in February 2009 and requires full year contributions to the UK plan of approximately $40 million for 2009 through 2012, excluding amounts in respect of the salary sacrifice scheme. In addition, if certain funding targets were not met at the beginning of any of the following years, 2010 through 2012, a further contribution of $40 million would be required for that year.

In 2011, the additional funding requirement was triggered and we began making the additional contributions in first quarter 2011. A similar additional contribution may also be required for 2012, depending on actual performance against funding targets at the beginning of 2012.

US Plan

We made cash contributions to our US defined benefit plan of $8 million in both first quarter 2011 and 2010.

For the US plan, expected contributions are the contributions we will be required to make under US pension legislation based on our December 31, 2010 balance sheet position. We currently expect to contribute $30 million for full year 2011.

International Plans

We made cash contributions to our International defined benefit pension plans of $1 million in first quarter 2011, compared with $2 million in first quarter 2010.

In 2011, we expect to contribute approximately $7 million to our International plans.

Investing activities

Total net cash outflow from investing activities was $24 million in first quarter 2011 compared with $41 million in same period 2010, primarily reflecting:

•	a $10 million decrease in cash payments for acquisitions of subsidiaries, mainly reflecting a reduction in deferred payments in respect of prior year acquisitions; and

•	a $9 million decrease in fixed asset additions.

Financing activities

Net cash provided by financing activities was $127 million in first quarter 2011 compared with an outflow of $17 million in 2010.

The net increase in cash provided by financing activities of $144 million was mainly attributable to:

•	the net cash proceeds from the issuance of senior notes due 2016 and 2021 totaling $788 million, as discussed above; and

Willis Group Holdings plc

•	an $8 million increase in cash proceeds from the issuance of shares relating to share option exercises;

partly offset by

•	a $449 million increase in debt repayment, primarily reflecting first quarter 2011 early repayment of $465 million of 12.875% senior notes due 2016;

•	the $146 million cash paid in first quarter 2011 relating to the make-whole payment on repurchase of the 12.875% senior notes; and

•	a $55 million decrease in first quarter 2011 draw down against our revolving credit facilities, compared to same period 2010.

At March 31, 2011, we had $100 million outstanding under our $300 million revolving credit facility, expiring October 2013, and $nil outstanding under both our $200 million facility and our $20 million UK facility.

Share buybacks

We did not buyback any shares in first quarter 2011 or 2010. There remains $925 million under the current buyback authorization.

Dividends

Cash dividends paid in first quarter 2011 were $45 million compared with $44 million in first quarter 2010.

The $1 million increase in 2011, compared with 2010 is driven by the small period-over-period increase in share count.

In April 2011, we declared a quarterly cash dividend of $0.26 per share, an annual rate of $1.04 per share.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations since December 31, 2010, except contractual, planned payments and the following changes to our debt profile, as discussed under ‘Liquidity and Capital Resources’ above:

•	In March 2011, we issued additional senior notes totaling $800 million, comprising $300 million of 4.125% senior notes due 2016 and $500 million of 5.750% senior notes due 2021; and

•	we repurchased $465 million of the previously outstanding $500 million of 12.875% senior notes due 2016 in March 2011.

Further in April 2011, we redeemed the remaining $35 million outstanding of the 12.875% senior notes due 2016.

OFF-BALANCE SHEET TRANSACTIONS

Apart from commitments, guarantees and contingencies, as disclosed in Note 7 to the Condensed Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations or liquidity.

Business discussion

Item 3—Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Willis Group Holdings plc

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

Information regarding legal proceedings is set forth in Note 7 — ‘Commitments and Contingencies’ to the

Condensed Consolidated Financial Statements (Unaudited) appearing in Part I, Item 1 of this report.

Item 1A—Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A ‘Risk Factors’ included in the Form 10-K for the year ended December 31, 2010.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2011, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

Under a share buyback program approved by the Board of Directors, the Company may purchase up to one billion shares, from time to time in the open market. The Company may also purchase shares through negotiated trades with persons who are not affiliated with the Company. These negotiated trade purchases are effected by way of share redemption and do not require shareholder approval. The authorization in respect of open market purchases provides that the cost of the acquisition of the Company’s shares (whether by redemption or open market purchases) may not exceed $925 million. During the quarter ended March 31, 2011, there were no shares repurchased.

Item 3—Defaults Upon Senior Securities

None.

Item 4—(Removed and Reserved)

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

Willis Group Holdings plc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Willis Group Holdings PLC
(Registrant)

By:	/s/ Michael K. Neborak
Michael K. Neborak
Group Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 10, 2011