Form 10-Q
period 2011-06-30
WILLIS GROUP HOLDINGS PLC
filed 2011-08-09
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 29, 2011, there were outstanding 173,040,762 ordinary shares, nominal value $0.000115 per share, of the Registrant.

		Page

Forward-Looking Statements		4
PART I—Financial Information
Item 1	—Financial Statements	6
Item 2	—Management’s Discussion and Analysis of Financial Condition and Results of Operations	57
Item 3	—Quantitative and Qualitative Disclosures about Market Risk	82
Item 4	—Controls and Procedures	82
PART II—Other Information
Item 1	—Legal Proceedings	83
Item 1A	—Risk Factors	83
Item 2	—Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 3	—Defaults Upon Senior Securities	84
Item 4	—(Removed and Reserved)	84
Item 5	—Other Information	84
Item 6	—Exhibits	84
Signatures		85
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Certain Definitions

The following definitions apply throughout this quarterly report unless the context requires otherwise:

‘We’, ‘Us’, ‘Company’, ‘Group’, ‘Willis’, or ‘Our’	Willis Group Holdings and its subsidiaries.

‘Willis Group Holdings’ or ‘Willis Group Holdings plc’	Willis Group Holdings Public Limited Company, a company organized under the laws of Ireland.

‘shares’	The ordinary shares of Willis Group Holdings Public Limited Company, nominal value $0.000115 per share.

‘HRH’	Hilb Rogal & Hobbs Company.

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

There are important uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•	the impact of any regional, national or global political, economic, business, competitive, market, environmental and regulatory conditions on our global business operations;

•	the impact of current financial market conditions on our results of operations and financial condition, including as a result of any insolvencies of or other difficulties experienced by our clients, insurance companies or financial institutions;

•	our ability to continue to manage our significant indebtedness;

•	our ability to compete effectively in our industry;

•	our ability to implement and realize anticipated benefits of the 2011 Operational Review, the Willis Cause, or any other initiative we pursue;

•	material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane, or otherwise;

•	the volatility or declines in other insurance markets and premiums on which our commissions are based, but which we do not control;

•	our ability to retain key employees and clients and attract new business;

•	the timing or ability to carry out share repurchases, refinancings or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;

•	any fluctuations in exchange and interest rates that could affect expenses and revenue;

•	rating agency actions that could inhibit our ability to borrow funds or the pricing thereof;

•	a significant decline in the value of investments that fund our pension plans or changes in our pension plan funding obligations;

•	our ability to achieve the expected strategic benefits of transactions;

•	our ability to receive dividends or other distributions in needed amounts from our subsidiaries;

•	changes in the tax or accounting treatment of our operations;

•	any potential impact from the US healthcare reform legislation;

•	the potential costs and difficulties in complying with a wide variety of foreign laws and regulations and any related changes, given the global scope of our operations;

•	our involvements in and the results of any regulatory investigations, legal proceedings and other contingencies;

•	risks associated with non-core operations including underwriting, advisory or reputational;

•	our exposure to potential liabilities arising from errors and omissions and other potential claims against us; and

•	the interruption or loss of our information processing systems or failure to maintain secure information systems.

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results.

For more information see the section entitled ‘Risk Factors’ included in Willis’ Form 10-K for the year ended December 31, 2010 and this Form 10-Q for the quarter ended June 30, 2011. Copies of the 10-K are available online at http://www.sec.gov or www.willis.com or on request from the Company as set forth in Part I, Item 1 ‘Business-Available Information’ in Willis’ Form 10-K.

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

Willis Group Holdings plc

PART I —FINANCIAL INFORMATION

Item 1—Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended		Six months ended
		June 30,		June 30,
	Note	2011	2010	2011	2010
		(millions, except per share data)

REVENUES
Commissions and fees		$854	$789	$1,854	$1,752
Investment income		8	10	16	19
Other income		1	—	1	—

Total revenues		863	799	1,871	1,771

EXPENSES
Salaries and benefits	3	(506)	(456)	(1,090)	(942)
Other operating expenses		(164)	(135)	(317)	(284)
Depreciation expense		(19)	(16)	(39)	(31)
Amortization of intangible assets		(17)	(21)	(34)	(42)
Net (loss) gain on disposal of operations		—	(2)	4	(2)

Total expenses		(706)	(630)	(1,476)	(1,301)

OPERATING INCOME		157	169	395	470
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	14	—	—	(171)	—
Interest expense		(34)	(41)	(74)	(84)

INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		123	128	150	386
Income taxes	4	(31)	(35)	(32)	(102)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES		92	93	118	284
Interest in earnings of associates, net of tax		(3)	(2)	13	18

NET INCOME		89	91	131	302
Less: net income attributable to noncontrolling interests		(4)	(2)	(12)	(9)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$85	$89	$119	$293

EARNINGS PER SHARE — BASIC AND DILUTED
—Basic earnings per share	5	$0.49	$0.52	$0.69	$1.73
—Diluted earnings per share	5	$0.48	$0.52	$0.68	$1.71

CASH DIVIDENDS DECLARED PER SHARE		$0.26	$0.26	$0.52	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
	Note	2011	2010
		(millions, except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents		$317	$316
Accounts receivable, net		1,049	839
Fiduciary assets		11,256	9,569
Deferred tax assets		32	36
Other current assets	12	327	340

Total current assets		12,981	11,100

NON-CURRENT ASSETS
Fixed assets, net		391	381
Goodwill	10	3,317	3,294
Other intangible assets, net	11	461	492
Investments in associates		186	161
Deferred tax assets		9	7
Pension benefits asset		231	179
Other non-current assets	12	365	233

Total non-current assets		4,960	4,747

TOTAL ASSETS		$17,941	$15,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$11,256	$9,569
Deferred revenue and accrued expenses		323	298
Income taxes payable		50	57
Short-term debt and current portion of long-term debt	14	114	110
Deferred tax liabilities		22	9
Other current liabilities	13	318	266

Total current liabilities		12,083	10,309

NON-CURRENT LIABILITIES
Long-term debt	14	2,307	2,157
Liability for pension benefits		150	164
Deferred tax liabilities		111	83
Provisions for liabilities		184	179
Other non-current liabilities	13	367	347

Total non-current liabilities		3,119	2,930

Total liabilities		15,202	13,239

(Continued on next page)

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

		June 30,	December 31,
	Note	2011	2010
		(millions, except share data)

COMMITMENTS AND CONTINGENCIES	7

EQUITY
Ordinary shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued 172,949,656 shares in 2011 and 170,883,865 shares in 2010		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2011 and 2010		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2011 and 2010		—	—
Additional paid-in capital		1,033	985
Retained earnings		2,165	2,136
Accumulated other comprehensive loss, net of tax	16	(488)	(541)
Treasury shares, at cost, 46,408 shares, $0.000115 nominal value, in 2011 and 2010 and 40,000 shares, €1 nominal value, in 2011 and 2010		(3)	(3)

Total Willis Group Holdings stockholders’ equity	17	2,707	2,577
Noncontrolling interests	17	32	31

Total equity		2,739	2,608

TOTAL LIABILITIES AND EQUITY		$17,941	$15,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Six months ended
		June 30,
	Note	2011	2010(i)
		(millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$131	$302
Adjustments to reconcile net income to total net cash provided by operating activities:
Net (gain) loss on disposal of operations and fixed and intangible assets		(5)	3
Depreciation expense		39	31
Amortization of intangible assets		34	42
Provision for doubtful debts		1	—
Provision (benefit) for deferred income taxes		49	(17)
Excess tax benefits from share-based payment arrangements		(4)	(1)
Share-based compensation		24	25
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs		171	—
Undistributed earnings of associates		(6)	(14)
Non-cash Venezuela currency devaluation	2	—	12
Effect of exchange rate changes on net income		3	(2)
Change in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable, net		(188)	(119)
Fiduciary funds		(1,510)	(1,525)
Fiduciary liabilities		1,510	1,525
Other assets		(145)	(110)
Other liabilities		21	22
Movement on provisions		1	(20)

Net cash provided by operating activities		126	154

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		5	4
Additions to fixed assets		(47)	(45)
Acquisitions of subsidiaries, net of cash acquired		(4)	(15)
Acquisition of investments in associates		(2)	(1)
Investment in Trident V Parallel Fund, LP		(4)	—

Net cash used in investing activities		(52)	(57)

(i)	The 2010 Unaudited Condensed Consolidated Statement of Cash Flows has been recast to conform to the new balance sheet presentation. See Note 2 — Basis of Presentation and Significant Accounting Policies for details.

(Continued on next page)

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		Six months ended
		June 30,
	Note	2011	2010(i)
		(millions)

INCREASE IN CASH AND CASH EQUIVALENTS FROM OPERATING AND INVESTING ACTIVITIES		$74	$97
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment of) proceeds from draw down of revolving credit facility	14	(90)	30
Senior notes issued	14	794	—
Debt issuance costs		(7)	—
Repayments of debt	14	(555)	(70)
Make-whole on repurchase and redemption of senior notes	14	(158)	—
Proceeds from issue of shares		42	17
Excess tax benefits from share-based payment arrangements		4	1
Dividends paid		(90)	(89)
Acquisition of noncontrolling interests		(9)	(4)
Dividends paid to noncontrolling interests		(12)	(22)

Net cash used in financing activities		(81)	(137)

DECREASE IN CASH AND CASH EQUIVALENTS		(7)	(40)
Effect of exchange rate changes on cash and cash equivalents		8	(14)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		316	221

CASH AND CASH EQUIVALENTS, END OF PERIOD		$317	$167

(i)	The 2010 Unaudited Condensed Consolidated Statement of Cash Flows has been recast to conform to the new balance sheet presentation. See Note 2 — Basis of Presentation and Significant Accounting Policies for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the financial statements
(Unaudited)

1.	NATURE OF OPERATIONS

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

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six month period ended June 30, 2011 may not necessarily be indicative of the operating results for the entire fiscal year.

These Interim Financial Statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and changes in equity for each of the three years in the period ended December 31, 2010 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2011 (‘2010 10-K’) and Current Report on Form 8-K subsequently filed on March 14, 2011.

Balance Sheet Presentation

As disclosed in the Company’s 2010 10-K, the Company now provides additional disclosure within the unaudited condensed consolidated balance sheet of:

•	the Group’s non-fiduciary balances; and

•	the further distinction between those assets and liabilities that are expected to be realized within or later than twelve months of the balance sheet date.

The Company believes this amended presentation better reflects the Company’s liquidity position and exposures to credit risk. Accordingly, the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2010 has been recast to conform with the new balance sheet presentation.

Devaluation of Venezuelan Currency

With effect from January 1, 2010, the Venezuelan economy was designated as hyper-inflationary. The Venezuelan government also devalued the Bolivar Fuerte in January 2010. As a result of these actions, the Company recorded a $12 million charge in other operating expenses in the three month period ended March 31, 2010 to reflect the re-measurement of its net monetary assets denominated in Venezuelan Bolivar Fuerte at January 1, 2010.

Willis Group Holdings plc

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Fair Value Measurement and Disclosure

In May 2011, the Financial Accounting Standards Board (‘FASB’) issued Accounting Standards Update (‘ASU’) No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance was issued to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between US GAAP and International Financial Reporting Standards (‘IFRS’). The guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements.

This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively.

The Company is currently evaluating the impact that adoption of this guidance will have on the consolidated financial statements.

Other Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income to revise the manner in which entities present comprehensive income in their financial statements. These changes require that components of comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively, although early adoption is permitted.

The Company is currently evaluating the impact that adoption of this guidance will have on the consolidated financial statements.

3.	SALARIES AND BENEFITS EXPENSE

Severance Costs

As part of the Company’s 2011 Operational Review, the Company incurred severance costs of $55 million in the six months ended June 30, 2011 (three months ended June 30, 2011: $9 million). These costs relate to approximately 600 positions that have been eliminated (three months ended June 30, 2011: approximately 150 positions).

$49 million of these severance costs for these employees were recognized pursuant to a one-time benefit arrangement, with the remaining $6 million recognized pursuant to the terms of employees’ existing benefit arrangements or employee arrangements. All of these costs have been recognized within salaries and benefits.

In addition to the severance incurred as part of the 2011 Operational Review, an additional charge of $2 million in the six months ended June 30, 2011 (three months ended June 30, 2011: $nil) was recognised within salaries and benefits relating to the waiver of retention awards held on the balance sheet for the approximately 600 positions that have been eliminated.

Notes to the financial statements
(Unaudited)

3.	SALARIES AND BENEFITS EXPENSE (Continued)

The Company’s severance liability under the 2011 Operational Review was:

June 30,
2011
(millions)

Balance at January 1, 2011	$—
Severance costs accrued	55
Cash payments	(29)
Foreign exchange	—

Balance at end of period	$26

It is estimated that a total of $70 million will be incurred under the 2011 Operational Review for severance throughout 2011 across the Group.

The Company evaluates the performance of its operating segments based on organic revenue growth and operating income. For internal reporting and segmental reporting, segmental management are not held accountable for certain items deemed to be centrally-controlled costs and initiatives, which includes the 2011 Operational Review. See Note 18 — Segment Information for an analysis of centrally-controlled costs and initiatives, including the 2011 Operational Review costs, disclosed within ‘Corporate and Other’.

Severance costs also arise in the normal course of business and these charges amounted to $nil in the six months ended June 30, 2011 (2010: $11 million). Of these costs, $nil was incurred in the three months ended June 30, 2011 (2010: $3 million).

Other Salaries and Benefits Expense

The Company also incurred other salaries and benefits costs as part of the 2011 Operational Review of $35 million in the six months ended June 30, 2011 (three months ended June 30, 2011: $1 million) relating primarily to the buy out of previously existing incentive schemes and other contractual arrangements.

Cash Retention Awards

As part of the Company’s incentive compensation, the Company makes annual cash retention awards to its employees. Employees must repay a proportionate amount of these awards if they voluntarily leave the Company’s employ (other than in the event of retirement or permanent disability) before a certain time period, currently up to three years. The Company makes cash payments to its employees in the year it grants these retention awards and recognizes these payments ratably over the period they are subject to repayment, beginning in the quarter in which the award is made. The unamortized portion of cash retention awards is recorded within Other Assets.

The following table sets out the amount of cash retention awards made and the related amortization of those awards for the three and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(millions)

Cash retention awards made	$11	$16	$206	$185
Amortization of cash retention awards included in salaries and benefits	44	32	88	60

Willis Group Holdings plc

3.	SALARIES AND BENEFITS EXPENSE (Continued)

Unamortized cash retention awards totaled $293 million as of June 30, 2011 (December 31, 2010: $173 million; June 30, 2010: $217 million).

4.	INCOME TAXES

The tables below reflect the components of the tax charge for the three and six months ended June 30, 2011:

	Three months ended June 30, 2011
	Income		Effective
	before tax	Tax	tax rate
	(millions, except percentages)

Ordinary income taxed at estimated annual effective tax rate	$123	$(31)	25%

As reported	$123	$(31)	25%

	Six months ended June 30, 2011
	Income		Effective
	before tax	Tax	tax rate
	(millions, except percentages)

Ordinary income taxed at estimated annual effective tax rate	$317	$(79)	25%
Items where tax effect is treated discretely:
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	(171)	47	27%
Non-taxable gain on disposal of operations	4	—	—%

As reported	$150	$(32)	21%

For interim income tax reporting purposes, the Company generally determines its best estimate of an annual effective tax rate and applies that rate on a year-to-date basis applicable to its ordinary income. The Company’s estimated annual effective tax rate excludes significant, unusual or infrequently occurring items and certain other items excluded pursuant to the US GAAP authoritative guidance where applicable. The income tax expense (or benefit) related to all other items is individually computed and recognized when the items occur.

The estimated annual effective tax rate applicable to ordinary income of 25 percent includes the tax benefit of expenses relating to the 2011 Operational Review, which are generally relieved at a higher rate than the Company’s annual effective tax rate calculated excluding these expenses, and the impact of the UK Financial Services Authority (‘FSA’) regulatory fine for which no tax relief is available. The tax rate effect of these items broadly nets out such that, after adjusting for their impact, the effective tax rate for the six months ended June 30, 2011 would also have been approximately 25 percent.

5.	EARNINGS PER SHARE

Basic and diluted earnings per share are calculated by dividing net income attributable to Willis Group Holdings by the weighted average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that then shared in the net income of the Company.

At June 30, 2011, time-based and performance-based options to purchase 9.9 million and 7.5 million (2010: 12.3 million and 8.6 million) shares, respectively, and 1.4 million restricted stock units (2010: 1.7 million), respectively, were outstanding.

Notes to the financial statements
(Unaudited)

5.	EARNINGS PER SHARE (Continued)

Basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(millions, except per share data)

Net income attributable to Willis Group Holdings	$85	$89	$119	$293

Basic weighted average number of shares outstanding	172	170	172	169
Dilutive effect of potentially issuable shares	4	1	3	2

Diluted weighted average number of shares outstanding	176	171	175	171

Basic earnings per share:
Net income attributable to Willis Group Holdings shareholders	$0.49	$0.52	$0.69	$1.73

Dilutive effect of potentially issuable shares	(0.01)	—	(0.01)	(0.02)

Diluted earnings per share:
Net income attributable to Willis Group Holdings shareholders	$0.48	$0.52	$0.68	$1.71

Options to purchase 2 million shares were not included in the computation of the dilutive effect of stock options for the three and six months ended June 30, 2011 because the effect was antidilutive (three and six months ended June 30, 2010: 13 million).

6.	PENSION PLANS

The components of the net periodic benefit cost of the UK, US and international defined benefit plans are as follows:

	Three months ended June 30,
	UK Pension		US Pension		Intl Pension
	Benefits		Benefits		Benefits
	2011	2010	2011	2010	2011	2010
	(millions)

Components of net periodic benefit cost:
Service cost	$10	$9	$—	$—	$1	$2
Interest cost	27	24	11	10	2	2
Expected return on plan assets	(41)	(33)	(12)	(10)	(2)	(2)
Amortization of unrecognized prior service gain	(1)	(1)	—	—	—	—
Amortization of unrecognized actuarial loss	7	9	1	—	—	1

Net periodic benefit cost	$2	$8	$—	$—	$1	$3

Willis Group Holdings plc

6.	PENSION PLANS (Continued)

	Six months ended June 30,
	UK Pension		US Pension		Intl Pension
	Benefits		Benefits		Benefits
	2011	2010	2011	2010	2011	2010
	(millions)

Components of net periodic benefit cost:
Service cost	$19	$18	$—	$—	$2	$3
Interest cost	53	49	21	20	4	4
Expected return on plan assets	(81)	(69)	(23)	(21)	(4)	(4)
Amortization of unrecognized prior service gain	(2)	(2)	—	—	—	—
Amortization of unrecognized actuarial loss	15	18	2	1	—	1

Net periodic benefit cost	$4	$14	$—	$—	$2	$4

As of June 30, 2011, the Company had made contributions of $46 million, $13 million and $4 million to the UK, US and international defined benefit pension plans (2010: $43 million, $13 million and $4 million), respectively. The Company expects to contribute a total of approximately $92 million to the UK defined benefit pension plan, $30 million to the US plan and $7 million to the international plans for the full year 2011 (inclusive of amounts contributed in the first six months).

7.	COMMITMENTS AND CONTINGENCIES

Debt Obligations and Facilities

Changes in the Company’s debt obligations are set out in Note 14 — ‘Debt’ to the Condensed Consolidated Financial Statements.

Guarantees

Guarantees issued by Willis Group Holdings and certain of its subsidiaries with respect to the senior notes are discussed in Note 19—‘Financial information for parent guarantor, other guarantor subsidiaries and non-guarantor subsidiaries’ and Note 20—‘Financial information for parent issuer, guarantor subsidiaries and non-guarantor subsidiaries’.

The revolving credit facilities are fully and unconditionally guaranteed on a joint and several basis by Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA1 Limited, Trinity Acquisition plc, Willis Group Limited and Willis Group Holdings plc.

Other Contractual Obligations

In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP. As at June 30, 2011 there had been approximately $5 million of capital contributions.

In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As at June 30, 2011 there had been no capital contributions.

Notes to the financial statements
(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES (Continued)

Claims, Lawsuits, and Other Proceedings

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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year and self-insured risks have increased significantly in recent years. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in the light of current information and legal advice, and the Company adjusts such provisions from time to time according to developments.

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

Assurance of Discontinuance

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

Similarly, in August 2005, HRH entered into an agreement with the Attorney General of the State of Connecticut and the Insurance Commissioner of the State of Connecticut to resolve all issues related to their investigations into certain insurance brokerage and insurance agency practices and to settle a lawsuit brought in August 2005 by the Connecticut Attorney General alleging violations of the Connecticut Unfair Trade Practices Act and the Connecticut Unfair Insurance Practices Act. As part of this settlement, HRH agreed to take certain actions including establishing a $30 million national fund for distribution to certain clients; enhancing disclosure practices for agency and broker clients; and declining to accept contingent compensation on brokerage business.

On February 16, 2010, the Company entered into the Amended and Restated Assurance of Discontinuance with the Attorney General of the State of New York and the Amended and Restated Stipulation with the Superintendent of Insurance of the State of New York (the ‘Amended and Restated AOD’) on behalf of itself and its named subsidiaries. The Amended and Restated AOD was effective February 11, 2010 and supersedes and replaces the Original AOD.

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

Willis Group Holdings plc

7.	COMMITMENTS AND CONTINGENCIES (Continued)

compensation disclosure requirements. The Amended and Restated AOD requires the Company among, other things to: (i) in New York, and each of the other 49 states of the United States, the District of Columbia and U.S. territories, provide compensation disclosure that will, at a minimum, comply with the terms of the applicable regulations, as may be amended from time to time, or the provisions of the AOD that existed prior to the adoption of the Amended and Restated AOD; and (ii) maintain its compliance programs and continue to provide appropriate training to relevant employees in business ethics, professional obligations, conflicts of interest, and antitrust and trade practices compliance.

European Commission Sector Inquiry

In 2006, the European Commission issued questionnaires pursuant to its Sector Inquiry or, in respect of Norway, the European Free Trade Association Surveillance Authority, related to insurance business practices, including compensation arrangements for brokers, to at least 150 European brokers including our operations in nine European countries. The Company filed responses to the European Commission and the European Free Trade Association Surveillance Authority questionnaires. The European Commission reported on September 25, 2007, expressing concerns over potential conflicts of interest in the industry relating to remuneration and binding authorities and also over the nature of the coinsurance market. The Company cooperated with both the European Free Trade Association Surveillance Authority and the European Commission to resolve issues raised in its final report regarding coinsurance as required of the industry by the European Commission. The Company has recently learned that the European Commission has renewed its interest in the coinsurance market and we anticipate that, like our competitors and insurers, our European subsidiaries will receive further questionnaires on this matter later this year or early 2012.

Contingent Compensation Class Action

Since August 2004, the Company and HRH (along with various other brokers and insurers) have been named as defendants in purported class actions in various courts across the United States. All of these actions have been consolidated into a single action in the US District Court for the District of New Jersey (‘MDL’). These actions allege that the brokers breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and participated in other improper activities. Plaintiffs seek monetary damages, including punitive damages, and certain equitable relief. In May 2011, the majority of defendants, including the Company and HRH, entered into a written settlement agreement with plaintiffs. On June 28, 2011, the Judge entered an Order granting preliminary approval to the settlement agreement. Notice of the settlement will be sent to all members of the class and each member will have the opportunity to opt out of the settlement and pursue its own individual claim against any defendant. A Fairness Hearing to decide if the settlement should be given final approval is scheduled for September 14, 2011. The amount of the proposed settlement to be paid by the Company and HRH is immaterial and was previously reserved.

Additional actions could be brought in the future by individual policyholders. The Company disputes the allegations in all of these suits and has been and intends to continue to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

Reinsurance Market Dispute

Various legal proceedings are pending, have concluded, or may commence between reinsurers, reinsureds and in some cases their intermediaries, including reinsurance brokers, relating to personal accident excess of loss reinsurance for the years 1993 to 1998. The proceedings principally concern allegations by reinsurers that they have sustained substantial losses due to an alleged abnormal ‘spiral’ in the market in which the reinsurance contracts were placed, the existence and nature of which, as well as other information, was not disclosed to them by the reinsureds or their reinsurance broker.

A ‘spiral’ is a market term for a situation in which reinsureds and reinsurers reinsure each other with the effect that the same loss or portion of that loss moves through the market multiple times.

Notes to the financial statements
(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES (Continued)

The reinsurers concerned have taken the position that, despite their decisions to underwrite risks or a group of risks, they are no longer bound by their reinsurance contracts. As a result, they have stopped settling claims and are seeking to recover claims already paid. The Company also understands that there have been arbitration awards in relation to a ‘spiral,” among other things, in which the reinsurer successfully argued that it was no longer bound by parts of its reinsurance program. Willis Limited, the Company’s principal insurance brokerage subsidiary in the United Kingdom, acted as the reinsurance broker or otherwise as intermediary, but not as an underwriter, for numerous personal accident reinsurance contracts. Due to the small number of reinsurance brokers generally, Willis Limited also utilized other brokers active in this market as sub-agents, including brokers who are parties to the legal proceedings described above, for certain contracts and may be responsible for any errors and omissions they may have made. In July 2003, one of the reinsurers received a judgment in the English High Court against certain parties, including a sub-broker Willis Limited used to place two of the contracts involved in this trial. Although neither the Company nor any of its subsidiaries were a party to this proceeding or any arbitration, Willis Limited entered into tolling agreements with certain of the principals to the reinsurance contracts tolling the statute of limitations pending the outcome of proceedings between the reinsureds and reinsurers.

Two former clients of Willis Limited, American Reliable Insurance Company and one of its associated companies (‘ARIC’), and CNA Insurance Company Limited and two of its associated companies (‘CNA’) terminated their respective tolling agreements with Willis Limited and commenced litigation in September 2007 and January 2008, respectively, in the English Commercial Court against Willis Limited. ARIC alleged conspiracy between a former Willis Limited employee and the ARIC underwriter as well as negligence and CNA alleged deceit and negligence by the same Willis Limited employee both in connection with placements of personal accident reinsurance in the excess of loss market in London and elsewhere. On June 9, 2009, Willis Limited entered into a settlement agreement under which Willis Limited paid a total of $139 million to ARIC, which was covered by errors and omissions insurance. On September 11, 2009, Willis Limited entered into a settlement agreement under which Willis Limited paid a total of $130 million to CNA. The Company has collected in full from errors and omissions insurers. The settlements include no admission of wrongdoing by any party. Each party also realized and waived all claims it may have against any of the other parties arising out of or in connection with the subject matter of the litigation.

From time to time, former clients or their reinsurers request co-operation from the Company and suggest that claims may be asserted against the Company. Such claims may be made against the Company if reinsurers do not pay claims on policies issued by them. A number of mutual releases have been entered by the Company or its subsidiaries with former clients and/or reinsurers for no financial consideration. The Company cannot predict at this time whether any further claims will be made or the damages that may be alleged.

Gender Discrimination Class Action

In December 2006, a purported class action was filed against the Company in the United States District Court, Southern District of New York, alleging that the Company discriminated against female officers and officer equivalent employees on the basis of their gender and seeking injunctive relief, monetary damages and attorneys’ fees and costs. In January 2011, the Company reached a monetary settlement with plaintiffs that resolves all individual and class claims. The amount of this settlement is not material. However, this matter cannot be formally and finally settled until the Court approves the settlement and until members of the class are given an opportunity to object to the terms of the settlement.

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

Willis Group Holdings plc

7.	COMMITMENTS AND CONTINGENCIES (Continued)

twin towers and other buildings in the complex were destroyed on September 11, 2001. There have been a number of lawsuits in the United States between the insured parties and the insurers for several placements. Other disputes may arise in respect of insurance placed by us which could affect the Company including claims by one or more of the insureds that the Company made culpable errors or omissions in connection with our brokerage activities. However, the Company does not believe that our role as broker will lead to liabilities which in the aggregate would have a material adverse effect on our results of operations, financial condition or liquidity.

Stanford Financial Group Litigation

The Company has been named as a defendant in six similar lawsuits relating to the collapse of The Stanford Financial Group (‘Stanford’), for which Willis of Colorado, Inc. acted as broker of record on certain lines of insurance. The complaints in these actions generally allege that the defendants actively and materially aided Stanford’s alleged fraud by providing Stanford with certain letters regarding coverage that they knew would be used to help retain or attract actual or prospective Stanford client investors. The complaints further allege that these letters, which contain statements about Stanford and the insurance policies that the defendants placed for Stanford, contained untruths and omitted material facts and were drafted in this manner to help Stanford promote and sell its allegedly fraudulent certificates of deposit.

The six actions are as follows:

•	Troice, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:09-CV-01274-N, was filed on July 2, 2009 in the U.S. District Court for the Northern District of Texas against Willis Group Holdings plc, Willis of Colorado, Inc. and a Willis associate, among others. On April 1, 2010, plaintiffs filed the operative Third Amended Class Action Complaint on behalf of a putative, worldwide class of Stanford investors, adding Willis Limited as a defendant and alleging claims under Texas statutory and common law and seeking damages in excess of $1 billion, punitive damages and costs. On May 2, 2011, the defendants filed motions to dismiss the Third Amended Class Action Complaint, which motions are currently pending. It may be several months or longer before rulings are issued on these motions.

•	Ranni v. Willis of Colorado, Inc., et al., C.A. No. 09-22085, was filed on July 17, 2009 against Willis Group Holdings plc and Willis of Colorado, Inc. in the U.S. District Court for the Southern District of Florida. The complaint was filed on behalf of a putative class of Venezuelan and other South American Stanford investors and alleges claims under Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder) and Florida statutory and common law and seeks damages in an amount to be determined at trial. On October 6, 2009, Ranni was transferred, for consolidation or coordination with other Stanford-related actions (including Troice), to the Northern District of Texas by the U.S. Judicial Panel on Multidistrict Litigation (the ‘JPML’). The defendants have not yet responded to the complaint in Ranni.

•	Canabal, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:09-CV-01474-D, was filed on August 6, 2009 against Willis Group Holdings plc, Willis of Colorado, Inc. and the same Willis associate named as a defendant in Troice, among others, also in the Northern District of Texas. The complaint was filed on behalf of a putative class of Venezuelan Stanford investors, alleged claims under Texas statutory and common law and sought damages in excess of $1 billion, punitive damages, attorneys’ fees and costs. On December 18, 2009, the parties in Troice and Canabal stipulated to the consolidation of those actions (under the Troice civil action number), and, on December 31, 2009, the plaintiffs in Canabal filed a notice of dismissal, dismissing the action without prejudice.

•	Rupert, et al. v. Winter, et al., Case No. 2009C115137, was filed on September 14, 2009 on behalf of 97 Stanford investors against Willis Group Holdings plc, Willis of Colorado, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). The complaint alleges claims under the Securities Act of 1933, Texas and Colorado statutory law and Texas common law and seeks special, consequential and treble damages of more than $300 million, attorneys’ fees and costs. On October 20, 2009, certain defendants, including Willis of Colorado, Inc., (i) removed Rupert to the U.S. District Court for the Western District of Texas, (ii) notified the JPML of the pendency of this related action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On April 1, 2010, the JPML issued a final transfer order for the transfer of Rupert to the Northern District of Texas, where it is currently pending. The defendants have not yet responded to the complaint in Rupert.

Notes to the financial statements
(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES (Continued)

•	Casanova, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:10-CV-01862-O, was filed on September 16, 2010 on behalf of seven Stanford investors against Willis Group Holdings plc, Willis Limited, Willis of Colorado, Inc. and the same Willis associate, among others, also in the Northern District of Texas. The complaint alleges claims under Texas statutory and common law and seeks actual damages in excess of $5 million, punitive damages, attorneys’ fees and costs. The defendants have not yet responded to the complaint in Casanova.

•	Rishmague, et ano. v. Winter, et al., Case No. 2011CI02585, was filed on March 11, 2011 on behalf of two Stanford investors, individually and as representatives of certain trusts, against Willis Group Holdings plc, Willis of Colorado, Inc., Willis of Texas, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). The complaint alleges claims under Texas and Colorado statutory law and Texas common law and seeks special, consequential and treble damages of more than $37 million and attorneys’ fees and costs. On April 11, 2011, certain defendants, including Willis of Colorado, Inc., (i) removed Rishmague to the Western District of Texas, (ii) notified the JPML of the pendency of this related action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On April 13, 2011, the JPML issued a conditional transfer order for the transfer of Rishmague to the Northern District of Texas, which the plaintiffs moved to vacate on May 13, 2011. That motion is currently pending. The defendants have not yet responded to the complaint in Rishmague.

Additional actions could be brought in the future by other investors in certificates of deposit issued by Stanford and its affiliates. The Company disputes these allegations and intends to defend itself vigorously against these actions. The outcomes of these actions, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

Regulatory Investigation

Given the increased interest expressed by US and UK regulators in the effectiveness of compliance controls relating to financial crime in our market sector in particular, we began a voluntary internal review of our policies and controls four years ago. This review includes analysis and advice from external experts on best practices, review of public regulatory decisions, and discussions with government regulators in the US and UK. In addition, the UK Financial Services Authority (the ‘FSA’) conducted an investigation of Willis Limited’s, our UK brokerage subsidiary, compliance systems and controls between 2005 and 2009. On July 21, 2011, we and the FSA announced a settlement under which the FSA concluded its investigation by assessing a £7 million ($11 million) fine on Willis Limited for lapses in its implementation and documentation of its controls to counter the risks of improper payments being made to non-FSA authorized overseas third parties engaged to help win business, particularly in high risk jurisdictions.

As a result of the FSA settlement, we will also be conducting a further internal review of all payments made between 2005 and 2009. We also continue to fully cooperate with our US regulators, however we are unable to predict at this time when our discussions with them will be concluded. We do not believe that this further internal review or our discussions with the US regulators will result in any material fines or sanctions, but there can be no assurance that any resolution will not have an adverse impact on our ability to conduct our business in certain jurisdictions. While we believe that our current systems and controls are adequate and in accordance with all applicable laws and regulations, we cannot assure that such systems and controls will prevent any violations of applicable laws and regulations.

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Fair value of derivative financial instruments

In addition to the note below, see Note 9 for information about the fair value hierarchy of derivatives.

Willis Group Holdings plc

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

At June 30, 2011, the Company had the following derivative financial instruments that were designated as cash flow hedges of interest rate risk:

		Notional	Fair
		amount(i)	value
		(millions)

US dollar	Receive fixed-pay variable	$840	$10
Pounds sterling	Receive fixed-pay variable	250	3
Euro	Receive fixed-pay variable	146	—

(i)	Notional amounts represent US dollar equivalents translated at the spot rate as of June 30, 2011.

The Company’s operations are financed principally by $2,050 million fixed rate senior notes and $356 million under a 5-year term loan facility. Of the fixed rate senior notes, $350 million are due 2015, $300 million are due 2016, $600 million are due 2017, $300 million are due 2019 and $500 million are due 2021. At June 30, 2011, we had $nil million outstanding under our $300 million revolving credit facility and $nil outstanding under both our $200 million facility and our $20 million UK facility which is solely for use by our main regulated UK entity in certain exceptional circumstances.

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

At June 30, 2011 and December 31, 2010, the Company’s interest rate swaps were all designated as hedging instruments.

Liquidity risk

The Company’s objective is to ensure that it has the ability to generate sufficient cash either from internal or external sources, in a timely and cost-effective manner, to meet its commitments as they fall due. The Company’s management of liquidity risk is embedded within its overall risk management framework. Scenario analysis is continually undertaken to ensure that the Company’s resources can meet its liquidity requirements. These resources are supplemented by access to a total $520 million under three revolving credit facilities.

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

At June 30, 2011 and December 31, 2010, the Company’s foreign currency contracts were all designated as hedging instruments except for those relating to short-term cash flows in its London market operations.

Willis Group Holdings plc

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for pounds sterling in the case of US dollars and US dollars for Euro and Japanese yen at June 30, 2011.

		Fair
	Sell(i)	value
	(millions)

US dollar	$325	$10
Euro	161	(5)
Japanese yen	64	(4)

(i)	Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

Credit risk and concentrations of credit risk

Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted and from movements in interest rates and foreign exchange rates. The Company currently does not anticipate non-performance by its counterparties. The Company generally does not require collateral or other security to support financial instruments with credit risk; however, it is the Company’s policy to enter into master netting arrangements with counterparties as practical.

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

Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company’s concentrations of credit as of June 30, 2011.

Notes to the financial statements
(Unaudited)

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Derivative financial instruments

The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at June 30, 2011 and December 31, 2010:

		Fair value
	Balance sheet	June 30,
Derivative financial instruments designated as hedging instruments:	classification	2011	December 31, 2010
		(millions)

Assets:
Interest rate swaps (cash flow hedges)	Other assets	$15	$17
Interest rate swaps (fair value hedges)	Other assets	22	14
Forward exchange contracts	Other assets	13	16

Total derivatives designated as hedging instruments		$50	$47

Liabilities:
Interest rate swaps (cash flow hedges)	Other liabilities	(2)	(2)
Forward exchange contracts	Other liabilities	(12)	(10)

Total derivatives designated as hedging instruments		$(14)	$(12)

Willis Group Holdings plc

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Cashflow hedges

The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for the three and six months ended June 30, 2011 and 2010:

					Amount of
					gain (loss)
			Amount of		recognized
			gain (loss)		in income
	Amount of		reclassified		on derivative
	gain (loss)		from		(ineffective
	recognized		accumulated	Location of gain (loss)	hedges and
	in OCI(i)	Location of gain (loss)	OCI(i) into	recognized in income	ineffective
	on derivative	reclassified from	income	on derivative (ineffective	element of
Derivatives in cash flow	(effective	accumulated OCI(i) into	(effective	hedges and ineffective	effective
hedging relationships	element)	income (effective element)	element)	element of effective hedges)	hedges)
	(millions)		(millions)		(millions)

Three months ended June 30, 2011
Interest rate swaps	$6	Investment income	$(4)	Other operating expenses	$—
Forward exchange contracts	(7)	Other operating expenses	—	Interest expense	—

Total	$(1)		$(4)		$—

Three months ended June 30, 2010
Interest rate swaps	$6	Investment income	$(6)	Other operating expenses	$—
Forward exchange contracts	7	Other operating expenses	2	Interest expense	—

Total	$13		$(4)		$—

Six months ended June 30, 2011
Interest rate swaps	$4	Investment income	$(8)	Other operating expenses	$—
Forward exchange contracts	(5)	Other operating expenses	(1)	Interest expense	1

Total	$(1)		$(9)		$1

Six months ended June 30, 2010
Interest rate swaps	$11	Investment income	$(13)	Other operating expenses	$—
Forward exchange contracts	4	Other operating expenses	7	Interest expense	—

Total	$15		$(6)		$—

Amounts above shown gross of tax.

(i)	OCI means other comprehensive income.

For interest rate swaps all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For foreign exchange contracts, only the changes in fair value resulting from movements in the spot exchange rates are included in this assessment. In instances where the timing of expected cashflows can be matched exactly to the maturity of the foreign exchange contract, then changes in fair value attributable to movement in the forward points are also included.

At June 30, 2011 the Company estimates there will be $2 million of net derivative gains reclassified from accumulated comprehensive income into earnings within the next twelve months.

Notes to the financial statements
(Unaudited)

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Fair value hedges

The table below presents the effects of derivative financial instruments in fair value hedging relationships on the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010.

			Gain (loss)	Ineffectiveness
		Gain (loss)	recognized	recognized in
	Hedged item in fair value	recognized	for hedged	interest
Derivatives in fair value hedging relationships	hedging relationship	for derivative	item	expense
			(millions)

Three months ended June 30, 2011
Interest rate swaps	5.625% senior notes due 2015	$(6)	$6	$—

Three months ended June 30, 2010
Interest rate swaps	5.625% senior notes due 2015	$12	$(12)	$—

Six months ended June 30, 2011
Interest rate swaps	5.625% senior notes due 2015	$5	$(4)	$(1)

Six months ended June 30, 2010
Interest rate swaps	5.625% senior notes due 2015	$14	$(14)	$—

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

9.	FAIR VALUE MEASUREMENT

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2011
	Quoted
	prices in
	active markets
	for	Significant other	Significant other
	identical assets	observable inputs	unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)

Assets at fair value:
Cash and cash equivalents	$317	$—	$—	$317
Fiduciary funds—restricted (included within Fiduciary assets)	1,957	—	—	1,957
Derivative financial instruments	—	50	—	50

Total assets	$2,274	$50	$—	$2,324

Liabilities at fair value:
Derivative financial instruments	$—	$14	$—	$14
Changes in fair value of hedged debt(i)	—	16	—	16

Total liabilities	$—	$30	$—	$30

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

Willis Group Holdings plc

9.	FAIR VALUE MEASUREMENT (Continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(millions)

Assets at fair value:
Cash and cash equivalents	$316	$—	$—	$316
Fiduciary funds—restricted (included within Fiduciary assets)	1,764	—	—	1,764
Derivative financial instruments	—	47	—	47

Total assets	$2,080	$47	$—	$2,127

Liabilities at fair value:
Derivative financial instruments	$—	$12	$—	$12
Changes in fair value of hedged debt(i)	—	12	—	12

Total liabilities	$—	$24	$—	$24

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

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

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(millions)

Assets:
Cash and cash equivalents	$317	$317	$316	$316
Fiduciary funds—restricted (included within Fiduciary assets)	1,957	1,957	1,764	1,764
Derivative financial instruments	50	50	47	47
Liabilities:
Short-term debt	$114	$114	$110	$110
Long-term debt	2,307	2,436	2,157	2,450
Derivative financial instruments	14	14	12	12

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

Cash and cash equivalents — The estimated fair value of these financial instruments approximates their carrying values due to their short maturities.

Fiduciary funds-restricted — Fair values are based on quoted market values.

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

Notes to the financial statements
(Unaudited)

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

The changes in the carrying amount of goodwill by operating segment for the three and six months ended June 30, 2011 and the year ended December 31, 2010 are as follows:

		North
	Global	America	International	Total
	(millions)

Balance at January 1, 2010	$1,065	$1,780	$432	$3,277
Purchase price allocation adjustments	—	6	—	6
Other movements(i)	—	(3)	—	(3)
Foreign exchange	(2)	—	16	14

Balance at December 31, 2010	$1,063	$1,783	$448	$3,294
Purchase price allocation adjustments	—	—	2	2
Other movements(i)(ii)	60	—	(61)	(1)
Foreign exchange	3	—	19	22

Balance at June 30, 2011	$1,126	$1,783	$408	$3,317

(i)	North America—$1 million (2010 : $3 million) tax benefit arising on the exercise of fully vested HRH stock options which were issued as part of the acquisition of HRH in 2008.

(ii)	Effective January 1, 2011, the Company changed its internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global segment; and Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of these changes, goodwill of $60 million has been reallocated from the International segment into the Global segment for Global Markets International, and $1 million has been reallocated from the International segment into the North America segment for Mexico Retail. Goodwill has been reallocated between segments using the relative fair value allocation approach.

11.	OTHER INTANGIBLE ASSETS, NET

Other intangible assets are classified into the following categories:

•	‘Customer and Marketing Related’, including:

•	client relationships;

•	client lists;

•	non-compete agreements;

•	trade names; and

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.

Willis Group Holdings plc

11.	OTHER INTANGIBLE ASSETS, NET (Continued)

The major classes of amortizable intangible assets are as follows:

	June 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	(millions)

Customer and Marketing Related:
Client Relationships	$705	$(247)	$458	$695	$(207)	$488
Client Lists	8	(7)	1	9	(7)	2
Non-compete Agreements	36	(36)	—	36	(36)	—
Trade Names	11	(10)	1	11	(10)	1

Total Customer and Marketing Related	760	(300)	460	751	(260)	491

Contract based, Technology and Other	4	(3)	1	4	(3)	1

Total amortizable intangible assets	$764	$(303)	$461	$755	$(263)	$492

The aggregate amortization of intangible assets for the six months ended June 30, 2011 was $34 million (2010: $42 million), of which $17 million was recognized in the three months ended June 30, 2011 (2010: $21 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

	Remainder of
	2011	2012	2013	2014	2015	Thereafter	Total
	(millions)

Amortization of intangible assets	$34	$61	$53	$45	$38	$230	$461

Notes to the financial statements
(Unaudited)

12.	OTHER ASSETS

An analysis of other assets is as follows:

	June 30,	December 31,
	2011	2010
	(millions)

Other current assets
Unamortized cash retention awards	$148	$125
Prepayments and accrued income	58	73
Derivatives	17	17
Debt issuance costs	8	8
Income tax receivable	42	69
Other receivables	54	48

Total other current assets	$327	$340

Other non-current assets
Unamortized cash retention awards	$145	$48
Deferred compensation plan assets	115	114
Prepayments and accrued income	17	—
Debt issuance costs	19	27
Derivatives	33	30
Income taxes receivable	11	—
Other receivables	25	14

Total other non-current assets	$365	$233

Total other assets	$692	$573

Willis Group Holdings plc

13.	OTHER LIABILITIES

An analysis of other liabilities is as follows:

	June 30,	December 31,
	2011	2010
	(millions)

Other current liabilities
Other taxes payable	$46	$41
Accounts payable	72	39
Accrued dividends payable	46	46
Accrued interest payable	37	21
Derivatives	7	6
Other payables	110	113

Total other current liabilities	$318	$266

Other non-current liabilities
Incentives from lessors	$156	$150
Deferred compensation plan liability	122	120
Capital lease obligation	25	23
Derivatives	7	6
Other payables	57	48

Total other non-current liabilities	$367	$347

Total other liabilities	$685	$613

14.	DEBT

Short-term debt and current portion of the long-term debt consists of the following:

	June 30,	December 31,
	2011	2010
	(millions)

Current portion of 5-year term loan facility	$110	$110
6.000% loan notes due 2012	4	—

	$114	$110

Notes to the financial statements
(Unaudited)

14.	DEBT (Continued)

Long-term debt consists of the following:

	June 30,	December 31,
	2011	2010
	(millions)

5-year term loan facility	$246	$301
Revolving $300 million credit facility	—	90
6.000% loan notes due 2012	—	4
5.625% senior notes due 2015	350	350
Fair value adjustment on 5.625% senior notes due 2015	16	12
12.875% senior notes due 2016	—	500
4.125% senior notes due 2016	299	—
6.200% senior notes due 2017	600	600
7.000% senior notes due 2019	300	300
5.750% senior notes due 2021	496	—

	$2,307	$2,157

The 5-year term loan facility bears interest at LIBOR plus 2.250% and is repayable at $27 million per quarter, with a final payment of $115 million currently due in the fourth quarter of 2013.

In March 2011, the Company issued $300 million of 4.125% senior notes due 2016 and $500 million of 5.750% senior notes due 2021. The effective interest rates of these senior notes are 4.240% and 5.871% respectively, which include the impact of the discount upon issuance. The proceeds were used to repurchase $465 million of 12.875% senior notes due 2016 including a make-whole payment (representing a slight discount to the contractual make-whole amount) of $146 million. Following the repurchase the Company wrote off $13 million of unamortized debt issuance costs in first quarter 2011.

In March 2011, the Company irrevocably called the remaining $35 million of the 12.875% senior notes due 2016, which required a contractual make-whole redemption amount of approximately $12 million, expensed in first quarter 2011. The redemption was completed on April 18, 2011.

Willis Group Holdings plc

15.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Six months ended
	June 30,
	2011	2010
	(millions)

Supplemental disclosures of cash flow information:
Cash (receipts) payments for income taxes, net of cash received	$(24)	$56
Cash payments for interest	62	82

Supplemental disclosures of non-cash flow investing and financing activities:
Write-off of unamortized debt issuance costs	$(13)	$—

Acquisitions:
Fair value of assets acquired	$2	$1
Less: Liabilities assumed	—	—

Net assets acquired, net of cash acquired	$2	$1

16.	COMPREHENSIVE INCOME

a) The components of comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(millions)		(millions)

Net income	$89	$91	$131	$302
Other comprehensive income, net of tax:
Foreign currency translation adjustment (net of tax of $nil, $nil, $nil and $nil)	25	(29)	65	(35)
Pension funding adjustment (net of tax of $nil, $(2) million, $(1) million and $(5) million)	—	6	(5)	12
Net loss on derivative instruments (net of tax of $1 million, $(2) million, $3 million and $(2) million)	(4)	7	(7)	7

Other comprehensive income (net of tax of $1 million, $(4) million, $2 million and $(7) million)	21	(16)	53	(16)

Comprehensive income	110	75	184	286
Noncontrolling interest	(4)	(2)	(12)	(9)

Comprehensive income attributable to Willis Group Holdings	$106	$73	$172	$277

Notes to the financial statements
(Unaudited)

16.	COMPREHENSIVE INCOME (Continued)

b) The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30,	December 31,
	2011	2010
	(millions)

Net foreign currency translation adjustment	$13	$(52)
Pension funding adjustment	(508)	(503)
Net unrealized gain on derivative instruments	7	14

Accumulated other comprehensive loss, attributable to Willis Group Holdings, net of tax	$(488)	$(541)

17.	EQUITY AND NONCONTROLLING INTERESTS

The components of stockholders’ equity and noncontrolling interests are as follows:

	June 30, 2011			June 30, 2010
	Willis			Willis
	Group			Group
	Holdings	Noncontrolling	Total	Holdings	Noncontrolling	Total
	stockholders	interests	equity	stockholders	interests	equity
	(millions)

Balance at beginning of period	$2,577	$31	$2,608	$2,180	$49	$2,229
Comprehensive income:
Net income	119	12	131	293	9	302
Other comprehensive income (loss), net of tax	53	—	53	(16)	—	(16)

Comprehensive income	172	12	184	277	9	286
Dividends	(90)	(12)	(102)	(89)	(22)	(111)
Additional paid-in capital	48	—	48	33	—	33
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	(4)	(4)
Foreign currency translation	—	1	1	—	(4)	(4)

Balance at end of period	$2,707	$32	$2,739	$2,401	$28	$2,429

The effects of changes in Willis Group Holdings ownership interest in its subsidiaries on equity are as follows:

	June 30,	June 30,
	2011	2010
	(millions)

Net income attributable to Willis Group Holdings	$119	$293

Transfers from noncontrolling interest:
Decrease in Willis Group Holdings paid-in capital for purchase of noncontrolling interests	—	(14)

Net transfers to noncontrolling interests	—	(14)

Change from net income attributable to Willis Group Holdings and transfers from noncontrolling interests	$119	$279

Willis Group Holdings plc

18.	SEGMENT INFORMATION

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

(vi)	significant legal and regulatory settlements which are managed centrally; and

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

Effective January 1, 2011, the Company changed its internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global segment. In addition, Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. Comparative data have been adjusted accordingly.

Selected information regarding the Company’s operating segments is as follows:

	Three months ended June 30, 2011
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
	(millions)

Global	$271	$3	$—	$274	$5	$89	$—
North America	326	1	1	328	3	61	—
International	257	4	—	261	10	56	(3)

Total Retail	583	5	1	589	13	117	(3)

Total Operating Segments	854	8	1	863	18	206	(3)
Corporate and Other(ii)	—	—	—	—	18	(49)	—

Total Consolidated	$854	$8	$1	$863	$36	$157	$(3)

Notes to the financial statements
(Unaudited)

18.	SEGMENT INFORMATION (Continued)

	Three months ended June 30, 2010(i)
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
	(millions)

Global	$249	$2	$—	$251	$5	$87	$—
North America	328	5	—	333	6	68	—
International	212	3	—	215	5	41	(2)

Total Retail	540	8	—	548	11	109	(2)

Total Operating Segments	789	10	—	799	16	196	(2)
Corporate and Other(ii)	—	—	—	—	21	(27)	—

Total Consolidated	$789	$10	$—	$799	$37	$169	$(2)

(i)	Effective January 1, 2011, the Company changed its internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global segment. In addition, Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of these changes, second quarter 2010 revenues of $36 million, previously allocated to our International segment, have been included in Global: $34 million; and North America: $2 million. Operating income of $18 million previously allocated to our International segment has been included in Global: $18 million; and North America: $nil.

(ii)	Corporate and Other includes the following:

	Three months ended
	June 30,
	2011	2010
	(millions)

Amortization of intangible assets	$(17)	$(21)
Foreign exchange hedging	1	(2)
Foreign exchange on the UK pension plan asset	—	2
Net gain on disposal of operations	—	(2)
2011 Operational Review	(18)	—
FSA regulatory settlement	(11)	—
Other(a)	(4)	(4)

Total Corporate and Other	$(49)	$(27)

(a)	Other includes $6 million of the $9 million total benefit in second quarter 2011 from the release of funds and reserves related to potential legal liabilities.

	Six months ended June 30, 2011
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
	(millions)

Global	$629	$6	$—	$635	$9	$264	$—
North America	682	3	1	686	10	146	—
International	543	7	—	550	15	142	13

Total Retail	1,225	10	1	1,236	25	288	13

Total Operating Segments	1,854	16	1	1,871	34	552	13
Corporate and Other(ii)	—	—	—	—	39	(157)	—

Total Consolidated	$1,854	$16	$1	$1,871	$73	$395	$13

Willis Group Holdings plc

18.	SEGMENT INFORMATION (Continued)

	Six months ended June 30, 2010(i)
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
	(millions)

Global	$580	$5	$—	$585	$9	$241	$—
North America	693	8	—	701	12	161	—
International	479	6	—	485	10	128	18

Total Retail	1,172	14	—	1,186	22	289	18

Total Operating Segments	1,752	19	—	1,771	31	530	18
Corporate and Other(ii)	—	—	—	—	42	(60)	—

Total Consolidated	$1,752	$19	$—	$1,771	$73	$470	$18

(i)	Effective January 1, 2011, the Company changed its internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global segment. In addition, Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of these changes, first half year 2010 total revenues of $70 million, previously allocated to our International segment, have been included in Global: $65 million; and North America: $5 million. Operating income of $34 million previously allocated to our International segment has been included in Global: $34 million; and North America: $nil.

(ii)	Corporate and Other includes the following:

	Six months ended
	June 30,
	2011	2010
	(millions)

Amortization of intangible assets	$(34)	$(42)
Foreign exchange hedging	2	(6)
Foreign exchange on the UK pension plan asset	1	6
Net gain (loss) on disposal of operations	4	(2)
2011 Operational Review	(115)	—
FSA regulatory settlement	(11)	—
Venezuela currency devaluation	—	(12)
Other(a)	(4)	(4)

Total Corporate and Other	$(157)	$(60)

(a)	Other includes $6 million of the $9 million total benefit in second quarter 2011 from the release of funds and reserves related to potential legal liabilities.

The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income before income taxes and interest in earnings of associates:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(millions)

Total consolidated operating income	$157	$169	$395	$470
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	—	(171)	—
Interest expense	(34)	(41)	(74)	(84)

Income before income taxes and interest in earnings of associates	$123	$128	$150	$386

Notes to the financial statements
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

Willis North America Inc. (‘Willis North America’) has $350 million senior notes outstanding that were issued on July 1, 2005. On March 28, 2007, Willis North America issued further senior notes totaling $600 million under its June 2006 registration statement. On September 29, 2009, Willis North America issued senior notes totaling $300 million.

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

The entities included in the Other Guarantors column as of June 30, 2011 and December 31, 2010 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc and Willis Group Limited.

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2011
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$854	$—	$854
Investment income	—	3	1	7	(3)	8
Other income	—	—	—	24	(23)	1

Total revenues	—	3	1	885	(26)	863

EXPENSES
Salaries and benefits	—	—	—	(523)	17	(506)
Other operating expenses	—	1	(48)	(119)	2	(164)
Depreciation expense	—	—	(3)	(16)	—	(19)
Amortization of intangible assets	—	—	—	(22)	5	(17)

Total expenses	—	1	(51)	(680)	24	(706)

OPERATING INCOME (LOSS)	—	4	(50)	205	(2)	157
Investment income from Group undertakings	1	137	110	40	(288)	—
Interest expense	(10)	(60)	(37)	(102)	175	(34)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	81	23	143	(115)	123
Income taxes	2	2	1	(39)	3	(31)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(7)	83	24	104	(112)	92
Interest in earnings of associates, net of tax	—	—	—	(5)	2	(3)

(LOSS) NET INCOME	(7)	83	24	99	(110)	89
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
EQUITY ACCOUNT FOR SUBSIDIARIES	92	9	(42)	—	(59)	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$85	$92	$(18)	$95	$(169)	$85

Notes to the financial statements
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$789	$—	$789
Investment income	—	2	—	13	(5)	10

Total revenues	—	2	—	802	(5)	799

EXPENSES
Salaries and benefits	—	—	—	(466)	10	(456)
Other operating expenses	369	8	(61)	(436)	(15)	(135)
Depreciation expense	—	—	(2)	(14)	—	(16)
Amortization of intangible assets	—	—	—	(21)	—	(21)
Net gain on disposal of operations	—	—	—	2,433	(2,435)	(2)

Total expenses	369	8	(63)	1,496	(2,440)	(630)

OPERATING INCOME (LOSS)	369	10	(63)	2,298	(2,445)	169
Investment income from Group undertakings	—	218	117	65	(400)	—
Interest expense	—	(79)	(38)	(154)	230	(41)

INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	369	149	16	2,209	(2,615)	128
Income taxes	—	(7)	16	(45)	1	(35)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	369	142	32	2,164	(2,614)	93
Interest in earnings of associates, net of tax	—	—	—	(6)	4	(2)

NET INCOME	369	142	32	2,158	(2,610)	91
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	(280)	97	(35)	—	218	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$89	$239	$(3)	$2,158	$(2,394)	$89

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2011
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$1,854	$—	$1,854
Investment income	—	6	1	15	(6)	16
Other income	—	—	—	24	(23)	1

Total revenues	—	6	1	1,893	(29)	1,871

EXPENSES
Salaries and benefits	—	—	—	(1,116)	26	(1,090)
Other operating expenses	1	25	(93)	(253)	3	(317)
Depreciation expense	—	—	(7)	(32)	—	(39)
Amortization of intangible assets	—	—	—	(39)	5	(34)
Net gain on disposal of operations	—	—	—	6	(2)	4

Total expenses	1	25	(100)	(1,434)	32	(1,476)

OPERATING INCOME (LOSS)	1	31	(99)	459	3	395
Investment income from Group undertakings	35	218	173	33	(459)	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—	—	—	(171)
Interest expense	(12)	(125)	(73)	(208)	344	(74)

INCOME (LOSS) BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	24	(47)	1	284	(112)	150
Income taxes	2	45	14	(89)	(4)	(32)

INCOME (LOSS) BEFORE INTEREST IN EARNINGS OF ASSOCIATES	26	(2)	15	195	(116)	118
Interest in earnings of associates, net of tax	—	—	—	9	4	13

NET INCOME (LOSS)	26	(2)	15	204	(112)	131
Less: Net income attributable to noncontrolling interests	—	—	—	(12)	—	(12)
EQUITY ACCOUNT FOR SUBSIDIARIES	93	133	(37)	—	(189)	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$119	$131	$(22)	$192	$(301)	$119

Notes to the financial statements
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$1,752	$—	$1,752
Investment income	—	5	1	18	(5)	19

Total revenues	—	5	1	1,770	(5)	1,771

EXPENSES
Salaries and benefits	—	—	—	(957)	15	(942)
Other operating expenses	565	(26)	(59)	(730)	(34)	(284)
Depreciation expense	—	—	(4)	(27)	—	(31)
Amortization of intangible assets	—	—	—	(42)	—	(42)
Net gain (loss) on disposal of operations	—	—	—	2,435	(2,437)	(2)

Total expenses	565	(26)	(63)	679	(2,456)	(1,301)

OPERATING INCOME (LOSS)	565	(21)	(62)	2,449	(2,461)	470
Investment income from Group undertakings	—	551	173	488	(1,212)	—
Interest expense	—	(211)	(80)	(211)	418	(84)

INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	565	319	31	2,726	(3,255)	386
Income taxes	—	(4)	9	(119)	12	(102)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	565	315	40	2,607	(3,243)	284
Interest in earnings of associates, net of tax	—	—	—	14	4	18

NET INCOME	565	315	40	2,621	(3,239)	302
Less: Net income attributable to noncontrolling interests	—	—	—	(3)	(6)	(9)
EQUITY ACCOUNT FOR SUBSIDIARIES	(272)	132	(30)	—	170	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$293	$447	$10	$2,618	$(3,075)	$293

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at June 30, 2011
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
	(millions)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—	$87	$230	$—	$317
Accounts receivable	—	—	—	1,021	28	1,049
Fiduciary assets	—	—	—	11,919	(663)	11,256
Deferred tax assets	—	—	—	32	—	32
Other current assets	3	138	37	434	(285)	327

Total current assets	3	138	124	13,636	(920)	12,981

Investments in subsidiaries	(911)	4,031	1,423	3,875	(8,418)	—
Amounts owed by (to) Group undertakings	4,462	(5,193)	882	(151)	—	—
NON-CURRENT ASSETS
Fixed assets	—	—	58	335	(2)	391
Goodwill	—	—	—	1,699	1,618	3,317
Other intangible assets	—	—	—	477	(16)	461
Investments in associates	—	—	—	(45)	231	186
Deferred tax assets	—	—	—	7	2	9
Pension benefits asset	—	—	—	231	—	231
Other non-current assets	6	139	48	172	—	365

Total non-current assets	6	139	106	2,876	1,833	4,960

TOTAL ASSETS	$3,560	$(885)	$2,535	$20,236	$(7,505)	$17,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$11,919	$(663)	$11,256
Deferred revenue and accrued expenses	1	—	—	322	—	323
Income taxes payable	—	51	—	107	(108)	50
Short-term debt	—	—	110	4	—	114
Deferred tax liabilities	—	1	—	21	—	22
Other current liabilities	58	14	57	222	(33)	318

Total current liabilities	59	66	167	12,595	(804)	12,083

NON-CURRENT LIABILITIES
Long-term debt	794	—	1,513	—	—	2,307
Liabilities for pension benefits	—	—	—	150	—	150
Deferred tax liabilities	—	2	28	81	—	111
Provisions for liabilities	—	—	—	188	(4)	184
Other non-current liabilities	—	5	12	350	—	367

Total non-current liabilities	794	7	1,553	769	(4)	3,119

TOTAL LIABILITIES	$853	$73	$1,720	$13,364	$(808)	$15,202

EQUITY
Total Willis Group Holdings stockholders’ equity	2,707	(958)	815	6,840	(6,697)	2,707
Noncontrolling interests	—	—	—	32	—	32

Total equity	2,707	(958)	815	6,872	(6,697)	2,739

TOTAL LIABILITIES AND EQUITY	$3,560	$(885)	$2,535	$20,236	$(7,505)	$17,941

Notes to the financial statements
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2010
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
	(millions)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—	$76	$240	$—	$316
Accounts receivable	2	—	—	809	28	839
Fiduciary assets	—	—	—	10,167	(598)	9,569
Deferred tax assets	—	—	1	35	—	36
Other current assets	—	23	57	293	(33)	340

Total current assets	2	23	134	11,544	(603)	11,100

Investments in subsidiaries	(1,039)	3,814	1,455	3,855	(8,085)	—
Amounts owed by (to) Group undertakings	3,659	(4,590)	1,002	(71)	—	—
NON-CURRENT ASSETS
Fixed assets	—	—	52	330	(1)	381
Goodwill	—	—	—	1,696	1,598	3,294
Other intangible assets	—	—	—	492	—	492
Investments in associates	—	—	—	(51)	212	161
Deferred tax assets	—	—	—	7	—	7
Pension benefits asset	—	—	—	179	—	179
Other non-current assets	—	166	41	149	(123)	233

Total non-current assets	—	166	93	2,802	1,686	4,747

TOTAL ASSETS	$2,622	$(587)	$2,684	$18,130	$(7,002)	$15,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$10,167	$(598)	$9,569
Deferred revenue and accrued expenses	1	—	—	297	—	298
Income taxes payable	—	—	—	69	(12)	57
Short-term debt	—	—	110	—	—	110
Deferred tax liabilities	—	3	1	5	—	9
Other current liabilities	44	15	38	189	(20)	266

Total current liabilities	45	18	149	10,727	(630)	10,309

NON-CURRENT LIABILITIES
Long-term debt	—	500	1,653	4	—	2,157
Liabilities for pension benefits	—	—	—	164	—	164
Deferred tax liabilities	—	3	26	54	—	83
Provisions for liabilities	—	—	—	183	(4)	179
Other non-current liabilities	—	10	16	321	—	347

Total non-current liabilities	—	513	1,695	726	(4)	2,930

TOTAL LIABILITIES	$45	$531	$1,844	$11,453	$(634)	$13,239

EQUITY
Total Willis Group Holdings stockholders’ equity	2,577	(1,118)	840	6,646	(6,368)	2,577
Noncontrolling interests	—	—	—	31	—	31

Total equity	2,577	(1,118)	840	6,677	(6,368)	2,608

TOTAL LIABILITIES AND EQUITY	$2,622	$(587)	$2,684	$18,130	$(7,002)	$15,847

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2011
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3	$76	$54	$140	$(147)	$126

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	5	—	5
Additions to fixed assets	—	—	(13)	(34)	—	(47)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(4)	—	(4)
Acquisitions of investments in associates	—	—	—	(2)	—	(2)
Investment in Trident V Parallel Fund, LP	—	—	—	(4)	—	(4)

Net cash used in investing activities	—	—	(13)	(39)	—	(52)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	(90)	—	—	(90)
Senior notes issued	794	—	—	—	—	794
Debt issuance costs	(7)	—	—	—	—	(7)
Repayments of debt	—	(500)	(55)	—	—	(555)
Make-whole on repurchase and redemption of senior notes	—	(158)	—	—	—	(158)
Proceeds from issue of shares	42	—	—	—	—	42
Amounts owed by and to Group undertakings	(742)	590	115	37	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	4	—	4
Dividends paid	(90)	—	—	(147)	147	(90)
Acquisition of noncontrolling interests	—	(8)	—	(1)	—	(9)
Dividends paid to noncontrolling interests	—	—	—	(12)	—	(12)

Net cash used in financing activities	(3)	(76)	(30)	(119)	147	(81)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	11	(18)	—	(7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	8	—	8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	76	240	—	316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$87	$230	$—	$317

Notes to the financial statements
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2010(i)
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
			(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$569	$321	$42	$(22)	$(756)	$154

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	4	—	4
Additions to fixed assets	—	—	(13)	(32)	—	(45)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(15)	—	(15)
Acquisitions of investments in associates	—	—	—	(1)	—	(1)

Net cash used in investing activities	—	—	(13)	(44)	—	(57)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	30	—	—	30
Repayments of debt	—	—	(61)	(9)	—	(70)
Proceeds from issue of shares	17	—	—	—	—	17
Amounts owed by and to Group undertakings	(542)	(189)	(21)	752	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	(44)	(132)	—	(669)	756	(89)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(22)	—	(22)

Net cash (used in) provided by financing activities	(569)	(321)	(52)	49	756	(137)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	—	(23)	(17)	—	(40)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(14)	—	(14)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	104	117	—	221

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$81	$86	$—	$167

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

The entities included in the Guarantors column as of June 30, 2011 and December 31, 2010 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America.

Notes to the financial statements
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2011
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$854	$—	$854
Investment income	—	3	8	(3)	8
Other income	—	—	24	(23)	1

Total revenues	—	3	886	(26)	863

EXPENSES
Salaries and benefits	—	—	(523)	17	(506)
Other operating expenses	—	(47)	(119)	2	(164)
Depreciation expense	—	(3)	(16)	—	(19)
Amortization of intangible assets	—	—	(22)	5	(17)

Total expenses	—	(50)	(680)	24	(706)

OPERATING (LOSS) INCOME	—	(47)	206	(2)	157
Investment income from Group undertakings	1	247	40	(288)	—
Interest expense	(10)	(97)	(102)	175	(34)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	103	144	(115)	123
Income taxes	2	3	(39)	3	(31)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(7)	106	105	(112)	92
Interest in earnings of associates, net of tax	—	—	(5)	2	(3)

NET (LOSS) INCOME	(7)	106	100	(110)	89
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
EQUITY ACCOUNT FOR SUBSIDIARIES	92	(14)	—	(78)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$85	$92	$96	$(188)	$85

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2010
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$789	$—	$789
Investment income	—	2	13	(5)	10

Total revenues	—	2	802	(5)	799

EXPENSES
Salaries and benefits	—	—	(466)	10	(456)
Other operating expenses	369	(53)	(436)	(15)	(135)
Depreciation expense	—	(2)	(14)	—	(16)
Amortization of intangible assets	—	—	(21)	—	(21)
Net gain (loss) on disposal of operations	—	—	2,433	(2,435)	(2)

Total expenses	369	(55)	1,496	(2,440)	(630)

OPERATING INCOME (LOSS)	369	(53)	2,298	(2,445)	169
Investment income from Group undertakings	—	335	65	(400)	—
Interest expense	—	(117)	(154)	230	(41)

INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	369	165	2,209	(2,615)	128
Income taxes	—	9	(45)	1	(35)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	369	174	2,164	(2,614)	93
Interest in earnings of associates, net of tax	—	—	(6)	4	(2)

NET INCOME	369	174	2,158	(2,610)	91
Less: Net income attributable to noncontrolling interests	—	—	—	(2)	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	(280)	65	—	215	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$89	$239	$2,158	$(2,397)	$89

Notes to the financial statements
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2011
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$1,854	$—	$1,854
Investment income	—	6	16	(6)	16
Other income	—	—	24	(23)	1

Total revenues	—	6	1,894	(29)	1,871

EXPENSES
Salaries and benefits	—	—	(1,116)	26	(1,090)
Other operating expenses	1	(68)	(253)	3	(317)
Depreciation expense	—	(7)	(32)	—	(39)
Amortization of intangible assets	—	—	(39)	5	(34)
Net gain on disposal of operations	—	—	6	(2)	4

Total expenses	1	(75)	(1,434)	32	(1,476)

OPERATING INCOME (LOSS)	1	(69)	460	3	395
Investment income from Group undertakings	35	391	33	(459)	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—	—	(171)
Interest expense	(12)	(198)	(208)	344	(74)

INCOME (LOSS) BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	24	(47)	285	(112)	150
Income taxes	2	59	(89)	(4)	(32)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	26	12	196	(116)	118
Interest in earnings of associates, net of tax	—	—	9	4	13

NET INCOME	26	12	205	(112)	131
Less: Net income attributable to noncontrolling interests	—	—	(12)	—	(12)
EQUITY ACCOUNT FOR SUBSIDIARIES	93	119	—	(212)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$119	$131	$193	$(324)	$119

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2010
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$1,752	$—	$1,752
Investment income	—	6	18	(5)	19

Total revenues	—	6	1,770	(5)	1,771

EXPENSES
Salaries and benefits	—	—	(957)	15	(942)
Other operating expenses	565	(85)	(730)	(34)	(284)
Depreciation expense	—	(4)	(27)	—	(31)
Amortization of intangible assets	—	—	(42)	—	(42)
Net gain on disposal of operations	—	—	2,435	(2,437)	(2)

Total expenses	565	(89)	679	(2,456)	(1,301)

OPERATING INCOME (LOSS)	565	(83)	2,449	(2,461)	470
Investment income from Group undertakings	—	724	488	(1,212)	—
Interest expense	—	(291)	(211)	418	(84)

INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	565	350	2,726	(3,255)	386
Income taxes	—	5	(119)	12	(102)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	565	355	2,607	(3,243)	284
Interest in earnings of associates, net of tax	—	—	14	4	18

NET INCOME	565	355	2,621	(3,239)	302
Less: Net income attributable to noncontrolling interests	—	—	(3)	(6)	(9)
EQUITY ACCOUNT FOR SUBSIDIARIES	(272)	92	—	180	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$293	$447	$2,618	$(3,065)	$293

Notes to the financial statements
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at June 30, 2011
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$87	$230	$—	$317
Accounts receivable	—	—	1,021	28	1,049
Fiduciary assets	—	—	11,919	(663)	11,256
Deferred tax assets	—	—	32	—	32
Other current assets	3	175	434	(285)	327

Total current assets	3	262	13,636	(920)	12,981

Investments in subsidiaries	(911)	4,639	3,875	(7,603)	—
Amounts owed by (to) Group undertakings	4,462	(4,311)	(151)	—	—
NON-CURRENT ASSETS
Fixed assets	—	58	335	(2)	391
Goodwill	—	—	1,699	1,618	3,317
Other intangible assets	—	—	477	(16)	461
Investments in associates	—	—	(45)	231	186
Deferred tax assets	—	—	7	2	9
Pension benefits asset	—	—	231	—	231
Other non-current assets	6	187	172	—	365

Total non-current assets	6	245	2,876	1,833	4,960

TOTAL ASSETS	$3,560	$835	$20,236	$(6,690)	$17,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$11,919	$(663)	$11,256
Deferred revenue and accrued expenses	1	—	322	—	323
Income taxes payable	—	51	107	(108)	50
Short-term debt	—	110	4	—	114
Deferred tax liabilities	—	1	21	—	22
Other current liabilities	58	71	222	(33)	318

Total current liabilities	59	233	12,595	(804)	12,083

NON-CURRENT LIABILITIES
Long-term debt	794	1,513	—	—	2,307
Liabilities for pension benefits	—	—	150	—	150
Deferred tax liabilities	—	30	81	—	111
Provisions for liabilities	—	—	188	(4)	184
Other non-current liabilities	—	17	350	—	367

Total non-current liabilities	794	1,560	769	(4)	3,119

TOTAL LIABILITIES	$853	$1,793	$13,364	$(808)	$15,202

EQUITY
Total Willis Group Holdings stockholders’ equity	2,707	(958)	6,840	(5,882)	2,707
Noncontrolling interests	—	—	32	—	32

Total equity	2,707	(958)	6,872	(5,882)	2,739

TOTAL LIABILITIES AND EQUITY	$3,560	$835	$20,236	$(6,690)	$17,941

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2010
	Willis
	Group
	Holdings —
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

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2011
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3	$130	$140	$(147)	$126

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	5	—	5
Additions to fixed assets	—	(13)	(34)	—	(47)
Acquisitions of subsidiaries, net of cash acquired	—	—	(4)	—	(4)
Acquisitions of investments in associates	—	—	(2)	—	(2)
Investment in Trident V Parallel Fund, LP	—	—	(4)	—	(4)

Net cash used in investing activities	—	(13)	(39)	—	(52)

CASH FLOWS FROM FINANCING ACTIVITIES
Draw down of revolving credit facility	—	(90)	—	—	(90)
Senior notes issued	794	—	—	—	794
Debt issuance costs	(7)	—	—	—	(7)
Repayments of debt	—	(555)	—	—	(555)
Make-whole on repurchase and redemption of senior notes	—	(158)	—	—	(158)
Proceeds from issue of shares	42	—	—	—	42
Amounts owed by and to Group undertakings	(742)	705	37	—	—
Excess tax benefits from share-based payment arrangement	—	—	4	—	4
Dividends paid	(90)	—	(147)	147	(90)
Acquisition of noncontrolling interests	—	(8)	(1)	—	(9)
Dividends paid to noncontrolling interests	—	—	(12)	—	(12)

Net cash used in financing activities	(3)	(106)	(119)	147	(81)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	11	(18)	—	(7)
Effect of exchange rate changes on cash and cash equivalents	—	—	8	—	8
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	76	240	—	316

CASH AND CASH EQUIVALENTS, END OF YEAR	—	87	230	—	317

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2010
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$569	$363	$(22)	$(756)	$154

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	4	—	4
Additions to fixed assets	—	(13)	(32)	—	(45)
Acquisitions of subsidiaries, net of cash acquired	—	—	(15)	—	(15)
Acquisitions of investments in associates	—	—	(1)	—	(1)

Net cash used in investing activities	—	(13)	(44)	—	(57)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	30	—	—	30
Repayments of debt	—	(61)	(9)	—	(70)
Proceeds from issue of shares	17	—	—	—	17
Amounts owed by and to Group undertakings	(542)	(210)	752	—	—
Excess tax benefits from share-based payment arrangement	—	—	1	—	1
Dividends paid	(44)	(132)	(669)	756	(89)
Acquisition of noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	(22)	—	(22)

Net cash (used in) provided by financing activities	(569)	(373)	49	756	(137)

DECREASE IN CASH AND CASH EQUIVALENTS	—	(23)	(17)	—	(40)
Effect of exchange rate changes on cash and cash equivalents	—	—	(14)	—	(14)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	104	117	—	221

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$81	$86	$—	$167

Business review

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes references to non-GAAP financial measures as defined in Regulation G of the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic revenue growth and organic growth in commissions and fees exclude the impact of acquisitions and disposals, year over year movements in foreign exchange, legacy contingent commissions assumed as part of the HRH acquisition, and investment and other income from growth in revenues and commissions and fees. We believe organic revenue growth and organic growth in commissions and fees provide measures that the investment community may find helpful in assessing the performance of operations that were part of our operations in both the current and prior periods, and provide measures against which our businesses may be assessed in the future. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the three and six months ended June 30, 2011.

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

Willis Group Holdings plc

their property holdings, headcount, related salaries and benefits expense, and the market value of assets and other insured values.

In 2009, there was modest stabilization of rates in some specialty markets but this benefit was more than offset by the adverse impact of the continued soft market in other sectors and the weakened economic environment across the globe, which has continued to impact our results throughout 2010 and into first half 2011, in particular in the reinsurance market and our retail operations in North America and UK and Ireland.

In first half 2011, we have seen some modest increases in catastrophe-exposed property insurance and reinsurance pricing levels driven by significant 2011 catastrophe losses including the Japanese earthquake and tsunami, the New Zealand earthquake and the mid-west US tornadoes. However, we continue to be impacted by the soft insurance market and challenging economic conditions across other sectors.

EXECUTIVE SUMMARY

Overview

Despite the difficult trading conditions, we reported total revenue growth of 8 percent in second quarter 2011 and 6 percent in first half 2011 compared with the same periods of 2010, reflecting positive organic growth in commissions and fees driven by our International and Global operations.

International achieved total revenue growth of 21 percent in second quarter 2011 and 13 percent in first half 2011, including 6 percent organic growth in commissions and fees in both periods. Global reported 9 percent total revenue growth in second quarter and 8 percent in first half 2011, including 3 percent and 6 percent organic growth in second quarter and first half 2011, respectively.

Our North America operations reported negative total revenue growth of 1 percent in second quarter and negative 2 percent in first half 2011. This included flat organic growth for second quarter 2011 and negative organic growth of 1 percent for first half 2011, reflecting the continued adverse impact of the soft market and difficult economic conditions.

Net income for second quarter 2011 was $85 million, or $0.48 per diluted share, compared with $89 million, or $0.52 per diluted share, in same period 2010 as revenue growth was more than offset by increased expenses in second quarter 2011, including:

•	$12 million post-tax, or $0.07 per diluted share, relating to the 2011 Operational Review. See ‘2011 Operational Review’, below;

•	an $11 million, or $0.06 per diluted share, non tax-deductible expense relating to a previously announced UK Financial Services Authority (FSA) regulatory settlement; and

•	a $9 million post-tax, or $0.05 per diluted share, increase in the amortization charge relating to our cash retention awards. See ‘Salaries and benefits—Cash retention awards’, below.

Net income for first half 2011 was $119 million, or $0.68 per diluted share, compared with $293 million, or $1.71 per diluted share, in same period 2010, reflecting the impact of a number of significant expense items in 2011, including:

•	$115 million relating to the 2011 Operational Review, equivalent to $81 million post-tax or $0.46 per diluted share. See, ‘2011 Operational Review’, below;

•	$171 million relating to the make-whole amounts on the repurchase and redemption of $500 million of our senior debt and the write-off of related unamortized debt issuance costs, equivalent to $124 million post-tax or $0.71 per diluted share. See, ‘Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs’, below;

•	a $21 million post-tax, or $0.12 per diluted share, increase in the amortization charge relating to our cash retention awards; and

•	the $11 million, or $0.06 per diluted share, second quarter 2011 non tax-deductible expense relating to the UK FSA regulatory settlement.

Following the successful debt refinancing, our main priorities for the remainder of 2011 are:

•	execution of the Willis Cause—aiming to become the broker and risk adviser of choice globally by aligning our business model to the needs of each client segment and maintaining a focus on growth;

•	continued investment in technology, advanced analytics, product innovation and industry talent and expertise to support our growth strategy; and

Business review

•	completion of our 2011 Operational Review which aims to better align resources with our growth strategies and enable related long-term expense savings.

Results from operations: second quarter 2011

Total revenues at $863 million for second quarter 2011 were $64 million, or 8 percent, higher than in second quarter 2010, reflecting positive organic commissions and fees growth of 3 percent and a net 5 percent benefit from foreign currency translation, reflecting the period-over-period weakening of the US dollar against a basket of currencies in which we earn our revenues.

Organic commissions and fees growth of 3 percent comprised 4 percent net new business growth (which constitutes the revenue growth from business won over the course of the period net of the revenue from existing business lost) and a 1 percent negative impact from declining premium rates and other market factors.

Operating margin at 18 percent was 3 percentage points lower than in second quarter 2010 with the decrease mainly reflecting:

•	the $18 million expense for the 2011 Operational Review, discussed below, equivalent to approximately 2 percentage points;

•	a $14 million net increase in incentive expenses, equivalent to approximately 2 percentage points, including a $12 million increase in the amortization of cash retention awards; and

•	the $11 million expense for a UK FSA regulatory settlement, equivalent to approximately 1 percentage point;

partly offset by

•	the $64 million increase in revenues including organic growth in commissions and fees;

•	a $9 million benefit from the release of funds and reserves related to potential legal liabilities; and

•	rigorous expense management.

Foreign exchange had a net adverse impact on second quarter 2011 margin of approximately 1 percentage point compared with same period 2010.

Income tax expense for second quarter 2011 was $31 million compared with $35 million in same period 2010, reflecting the reduction in income before taxation and changes to the geographical mix of profits.

The effective tax rate for the second quarter 2011 was 25 percent. After adjusting for the net effect of non-recurring items, including the 2011 Operational Review expense, relieved at a higher average rate than the underlying tax rate and the UK FSA regulatory settlement expense for which no tax relief is available, the underlying tax rate for the quarter ended June 30, 2011 was also 25 percent, compared with 26 percent for full year 2010.

Results from operations: six months ended June 30, 2011

Total revenues at $1,871 million for first half 2011 were $100 million, or 6 percent, higher than in first half 2010, reflecting positive organic commissions and fees growth of 3 percent and a net 3 percent benefit from foreign currency translation.

Organic commissions and fees growth of 3 percent comprised 4 percent net new business growth (which constitutes the revenue growth from business won over the course of the period net of the revenue from existing business lost) and a 1 percent negative impact from declining premium rates and other market factors.

Operating margin at 21 percent was 6 percentage points lower than in first half 2010 with the decrease mainly reflecting:

•	the $115 million expense for the 2011 Operational Review, discussed below, equivalent to approximately 6 percentage points;

•	a $24 million net increase in incentive expenses, equivalent to approximately 1 percentage point, primarily reflecting a $28 million increase in the amortization of cash retention awards; and

•	the $11 million second quarter 2011 expense for a UK FSA regulatory settlement;

Willis Group Holdings plc

partly offset by

•	the $100 million increase in revenues driven by organic growth in commissions and fees;

•	the period-over-period benefit from a $12 million charge relating to the first quarter 2010 devaluation of the Venezuelan currency;

•	a $9 million benefit from the release of funds and reserves related to potential legal liabilities; and

•	rigorous expense management.

Foreign exchange had a small net adverse impact on first half 2011 operating margin compared with first half 2010.

We incurred a $171 million charge in first quarter 2011 relating to the make-whole amounts of $158 million for the repurchase and redemption of our $500 million 12.875% senior notes and a related $13 million write-off of unamortized debt costs, as discussed below.

Income tax expense for first half 2011 was $32 million compared with $102 million in same period 2010. The reduction of $70 million largely reflects the impact of the significantly reduced income before taxation and changes to the geographical mix of profits, driven by costs associated with the 2011 Operational Review and the make-whole amounts on repurchase and redemption of senior notes.

The effective tax rate for the first half 2011 was 21 percent. After adjusting for the net effect of non-recurring items, the underlying tax rate for first half 2011 was 25 percent, compared with 26 percent for full year 2010.

Earnings from associates of $13 million in first half 2011 were $5 million lower than in the same period 2010, primarily reflecting reduced net income in our principal associates, GS & Cie Groupe (Gras Savoye) and Al-Futtaim Willis.

2011 Operational Review

Willis aims to be the broker and risk adviser of choice globally by aligning our business model to the needs of each client segment and maintaining a focus on growth: this is our value proposition which we call the ‘Willis Cause’.

We expect full year 2011 salaries and benefits expense (excluding costs attributable to the 2011 Operational Review) to increase by approximately $100 million compared with 2010, as a result of the following:

•	an approximately $60 million increase due to higher amortization of cash retention payments, of which $12 million and $28 million was recognized in second quarter and first half of 2011, respectively;

•	the reinstatement of annual salary reviews for all employees from April 2011; and

•	the reinstatement of a 401(k) match plan for North America employees.

We estimate that of those items noted above, approximately $25 million will continue through to 2012 as incremental expense: reflecting a further but significantly lower increase in the amortization of cash retention awards in 2012 compared with 2011, and the full year impact of the 2011 annual salary review.

In addition to these costs, we continue to invest in technology, advanced analytics, product innovation, and industry talent and expertise to support the growth strategy and continued execution of the Willis Cause through 2011 and beyond.

In order to fund the higher anticipated salaries and benefits expense and continued investment for future growth, we implemented a review of all our businesses in 2011 to better align our resources with our growth strategies.

In connection with this review, we recorded a pre-tax charge in second quarter 2011 of $18 million, bringing the total pre-tax charge for first half 2011 to $115 million, including:

•	$57 million of severance costs relating to approximately 600 positions which have been, or are in the process of being, eliminated;

•	$35 million of other salaries and benefits expense to buy out previously existing incentive schemes and other contractual arrangements that no longer align with the Group’s overall remuneration strategy; and

•	$23 million of other operating expenses, including: property and systems rationalization costs; related accelerated systems depreciation of $5 million; and re-negotiation of sourcing contracts.

We continue to expect the full year cost of the 2011 Operational Review to be approximately $130 million.

In first half 2011, we realized total cost savings attributable to the 2011 Operational Review of

Business review

approximately $23 million, $20 million of which was realized in second quarter 2011. We anticipate that the full year 2011 related cost savings will be between

$65 million and $75 million, reaching approximate annualized savings of between $95 million and $105 million beginning in 2012.

Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs

We issued $800 million of new debt in March 2011, comprised of $300 million of 4.125% senior notes due 2016 and $500 million of 5.750% senior notes due 2021.

Net proceeds of the issue, after underwriting discounts and expenses, were $787 million and were used to finance the first quarter 2011 repurchase of $465 million of our 12.875% senior notes due 2016, together with a make-whole payment of $146 million, which represented a slight discount to the make-whole redemption amount provided in the indenture governing this debt.

In March 2011, we also irrevocably called the remaining $35 million of the 12.875% senior notes due 2016, together with an additional contractual make-whole payment of $12 million. As this agreement was contractually binding, we recognized the additional $12 million make-whole payment in our first quarter 2011 results.

In addition to the make-whole payments of $158 million, we also wrote off unamortized debt issuance costs of $13 million, giving a total of $171 million recognized wholly in first quarter 2011.

Outlook

As a result of the implementation of the 2011 Operational Review and continued investment in our business model driven by the Willis Cause, we expect to deliver accelerated adjusted margin and adjusted diluted earnings per share growth in 2012 and beyond.

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

2010 Venezuela currency devaluation

With effect from January 1, 2010 the Venezuelan economy was designated as hyper-inflationary. The Venezuelan government also devalued the Bolivar Fuerte in January 2010. As a result of these actions, we recorded a one-time $12 million charge in other expenses in first quarter 2010 to reflect the re-measurement of our net monetary assets denominated in Venezuelan Bolivar Fuerte at January 1, 2010.

Cash and financing

Cash at June 30, 2011 of $317 million was $1 million higher than at December 31, 2010.

Net cash generated from operating activities in first half 2011 was $126 million compared with $154 million in first half 2010, with the decrease of $28 million primarily reflecting the impact of cash payments associated with the charge relating to the 2011 Operational Review. Net cash generated from operating activities in first half 2011 of $126 million and net proceeds on issue of senior notes of $787 million were used principally to fund debt

Willis Group Holdings plc

repayments and associated expenses of $803 million and dividends to stockholders of $90 million.

In March 2011, we issued $300 million of 4.125% senior notes due 2016 and $500 million of 5.750% senior notes due 2021. We received net proceeds, after underwriting discounts and expenses, of approximately $787 million which were used to repurchase $465 million of 12.875% senior notes due 2016 in March 2011 and make a related make-whole payment of $146 million. Following this repurchase, we also expensed approximately $13 million of related unamortized debt issuance costs.

In March 2011, we also irrevocably called the remaining $35 million of the 12.875% senior notes due 2016, including the contractual make-whole cost of approximately $12 million, which was expensed in first quarter 2011. The redemption was completed on April 18, 2011.

At June 30, 2011, we have $nil outstanding under our $300 million revolving credit facility, following full repayment of the $90 million balance outstanding at December 31, 2010. We also have $nil outstanding under both our $200 million facility and our $20 million UK facility, which is solely for use by our main regulated UK entity, Willis Limited, in certain exceptional circumstances.

Total debt, total equity and the capitalization ratio at June 30, 2011 were as follows:

	June 30,	December 31,
	2011	2010
	(millions, except percentages)

Long-term debt	$2,307	$2,157
Short-term debt and current portion of long-term debt	114	110

Total debt	$2,421	$2,267

Total equity	$2,739	$2,608

Capitalization ratio	47%	47%

Liquidity

Our principal sources of liquidity are cash from operations, cash and cash equivalents of $317 million at June 30, 2011 and $500 million remaining availability under our Group revolving credit facilities, excluding the $20 million UK facility which is solely for use by our main regulated UK entity, Willis Limited, in certain exceptional circumstances.

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

Management structure

Effective January 1, 2011, we changed our internal reporting structure: Global Markets International, previously reported within our International segment, is now reported in our Global segment. In addition, Mexico

Retail, which was previously reported within our International segment, is now reported in our North America segment.

Business review

OPERATING RESULTS —GROUP

Revenues

Total revenues for the Group and by operating segment for the three and six months ended June 30, 2011 and 2010 are shown below:

Three months ended June 30,

Six months ended June 30,

Willis Group Holdings plc

					Change attributable to:
				Foreign	Acquisitions		Organic
			%	currency	and	Contingent	revenue
Three months ended June 30,(a)	2011	2010	Change	translation	disposals	Commissions(c)	growth(b)
	(millions)

Global	$271	$249	9%	6%	—%	—%	3%
North America	326	328	(1)%	—%	—%	(1)%	—%
International	257	212	21%	15%	—%	—%	6%

Commissions and fees	$854	$789	8%	5%	—%	—%	3%

Investment income	8	10	(20)%
Other income	1	—	100%

Total revenues	$863	$799	8%

					Change attributable to:
				Foreign	Acquisitions
			%	currency	and	Contingent	Organic revenue
Six months ended June 30,(a)	2011	2010	Change	translation	disposals	Commissions(c)	growth(b)
	(millions)

Global(d)	$629	$580	8%	2%	—%	—%	6%
North America	682	693	(2)%	—%	—%	(1)%	(1)%
International	543	479	13%	7%	—%	—%	6%

Commissions and fees	$1,854	$1,752	6%	3%	—%	—%	3%

Investment income	16	19	16%
Other income	1	—	100%

Total revenues	$1,871	$1,771	6%

(a)	Effective January 1, 2011, we changed our internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global segment. In addition, Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of these changes, commissions and fees of $35 million in second quarter 2010 and $69 million in first half 2010, previously allocated to our International segment, have been included in Global: $33 million and $63 million; and North America: $2 million and $6 million.

(b)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; (iv) in North America, legacy contingent commissions assumed as part of the HRH acquisition that had not been converted into higher standard commission; and (v) investment income and other income from reported revenues.

(c)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $nil in second quarter 2011 and $4 million in first half 2011, compared with $2 million and $10 million in the second quarter and first half of 2010, respectively.

(d)	Reported commissions and fees and organic revenue growth for Global for the six months ended June 30, 2011 included a first quarter 2011 favorable impact from a change in accounting methodology in a Global Specialty business of $6 million.

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Second quarter 2011

Revenues for second quarter 2011 at $863 million were $64 million, or 8 percent, higher than in same period 2010, including organic growth in commissions and fees of 3 percent, which comprised 4 percent net new business growth driven by solid new business generation and higher retention of existing clients, and a 1 percent negative impact from declining premium rates and other market factors.

There was a net 5 percent period-over-period benefit to revenue growth from foreign currency translation, partly offset by smaller decreases attributable to: the period-over-period reduction in contingent commissions assumed as part of the HRH acquisition, for which we reported $nil in second quarter 2011; and a reduction in investment income.

Investment income was $8 million for second quarter 2011, $2 million lower than in second quarter 2010, as low interest rates across the globe, in particular in the

Business review

UK and US, continued to impact our investment income: the majority of our fiduciary cash is US dollar-denominated and tied to US interest rates.

The impact of the low interest rates on our investment income was partially mitigated by our forward hedging program. While we expect this forward hedging program to generate additional income in 2011 compared to current LIBOR based rates, there will be a lower benefit than in 2010 as older, more beneficial hedges, continue to expire. Consequently, we continue to expect investment income to be closer to $30 million for full year 2011, compared with $38 million for full year 2010.

Our International and Global operations earn a significant portion of their revenues in currencies other than the US dollar, including the Euro and Pound sterling. For the quarter ended June 30, 2011, reported revenues benefited from a period-over-period net positive impact from foreign currency translation driven by the weakening of the US dollar against a number of currencies in which we earn our revenues, most notably the Australian dollar, Euro, Japanese yen and Pound sterling.

Organic growth in commissions and fees was 3 percent for second quarter 2011:

•	International achieved 6 percent organic growth including double digit growth in Latin America and Eastern Europe regions, together with good organic growth in Asia and Continental Europe;

•	Global achieved 3 percent growth, reflecting good positive growth in both our Reinsurance and Global Specialties businesses, partly offset by negative growth in our transaction oriented WCMA business due primarily to the non-recurrence of a significant transaction fee earned in second quarter 2010; and

•	North America reported flat organic revenue growth, as the benefits of growth in our Employee Benefits practice and some of our specialty business practices were more than offset by the continued impact of the soft market and ongoing weakened economic conditions.

Six months ended June 30, 2011

Revenues for first half 2011 at $1,871 million were $100 million, or 6 percent, higher than in same period 2010, including organic growth in commissions and fees of 3 percent, which comprised 4 percent net new business growth driven by solid new business generation and higher retention of existing clients, and a 1 percent negative impact from declining premium rates and other market factors.

There was a net 3 percent period-over-period benefit to revenue growth from foreign currency translation, partly offset by smaller decreases attributable to: the $6 million period-over-period reduction in contingent commissions assumed as part of the HRH acquisition; and a net reduction in investment and other income.

Investment income was $16 million for first half 2011, $3 million lower than in first half 2010, as low interest rates across the globe, in particular in the UK and US, continued to impact our investment income.

For the six months ended June 30, 2011, reported revenues benefited from a period-over-period net positive impact from foreign currency translation driven by the weakening of the US dollar against a number of currencies in which we earn our revenues, most notably the Australian dollar, Euro, Japanese yen and Pound sterling.

Organic growth in commissions and fees was 3 percent for first half 2011:

•	International achieved 6 percent organic growth driven by our Latin America, Eastern Europe and Asia regions;

•	Global also achieved 6 percent growth for the six months ended June 30, 2011, including positive growth in Reinsurance, Global Specialties, London Market Wholesale and WCMA businesses, together with a $6 million first quarter 2011 benefit from a change in accounting within a Global Specialty business to conform to current Group accounting policy; and

•	North America organic revenue growth was negative 1 percent, as the benefits of higher retention rates and growth in some specialties businesses were more than offset by the continued impact of the soft market and ongoing weakened economic conditions.

Organic revenue growth by segment is discussed further in ‘Operating Results—Segment Information’ below.

Willis Group Holdings plc

General and administrative expenses

	Three months		Six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
	(millions, except percentages)

Salaries and benefits	$506	$456	$1,090	$942
Other	164	135	317	284

General and administrative expenses	$670	$591	$1,407	$1,226

Salaries and benefits as a percentage of revenues	59%	57%	58%	53%
Other as a percentage of revenues	19%	17%	17%	16%

Salaries and benefits

Second quarter 2011

Salaries and benefits were 59 percent of revenues in second quarter 2011, compared with 57 percent in same period 2010, primarily reflecting:

•	additional salaries and benefits expense in second quarter 2011 of $10 million associated with our 2011 Operational Review, as discussed above, equivalent to 1 percentage point;

•	a $14 million net increase in incentive expenses, equivalent to 2 percentage points, including a $12 million increase in the amortization of cash retention awards;

•	a period-over-period net adverse impact on salaries and benefits expense from foreign currency translation, driven primarily by the weakening of the US dollar against the Pound sterling (in which our London Market based operations incur the majority of their expenses);

•	a $3 million expense relating to the reinstatement of our 401(k) match plan for our North America employees from January 2011 and the incremental expense of the reinstatement of annual salary reviews for all employees from April 2011; and

•	the period-over-period impact of investment in new client-facing hires;

partly offset by

•	an $8 million decrease in pension expense.

Six months ended June 30, 2011

Salaries and benefits were 58 percent of revenues in first half 2011, compared with 53 percent in same period 2010, primarily reflecting:

•	additional salaries and benefits expense in first half 2011 of $92 million associated with our 2011 Operational Review, as discussed above, equivalent to 5 percentage points;

•	a $24 million net increase in incentive expenses, equivalent to approximately 1 percentage point, primarily reflecting a $28 million increase in the amortization of cash retention awards;

•	a period-over-period net adverse impact on salaries and benefits expense from foreign currency translation, driven primarily by the weakening of the US dollar against the Pound sterling (in which our London Market based operations incur the majority of their expenses);

•	a $6 million expense relating to reinstatement of our 401(k) match plan for North America employees from January 2011 and the incremental expense of the reinstatement of annual salary reviews for all employees from April 2011; and

•	the period-over-period impact of investment in new client-facing hires;

partly offset by

•	a $12 million decrease in pension expense.

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

Business review

employees in the year we grant these retention awards and recognize these payments ratably over the period they are subject to repayment, beginning in the quarter in which the award is made.

During the second quarter and first half 2011, we made $11 million and $206 million of cash retention award payments compared with $16 million and $185 million in the same periods of 2010. Salaries and benefits in the second quarter and first half of 2011 include $44 million and $88 million of amortization of cash retention award payments made on or before June 30, 2011 compared with $32 million and $60 million in the same periods of 2010. As of June 30, 2011, December 31, 2010 and June 30, 2010, we included $293 million, $173 million and $217 million, respectively, within other current assets and other non-current assets on the balance sheet, which represented the unamortized portion of cash retention award payments made on or before those dates.

Other expenses

Second quarter 2011

Other expenses were 19 percent of revenues in second quarter 2011 compared with 17 percent in second quarter 2010, reflecting the impact of:

•	an $11 million expense relating to a previously announced UK FSA regulatory settlement;

•	costs associated with the 2011 Operational Review of $7 million in second quarter 2011, as discussed above; and

•	increased systems expense in corporate functions, including amortization of capitalized project costs, in support of our growth initiatives;

partly offset by

•	a $9 million benefit from the release of funds and reserves related to potential legal liabilities, $6 million of which is included within Corporate and Other discussed below; and

•	continued disciplined management of discretionary expenses.

Six months ended June 30, 2011

Other expenses were 17 percent of revenues in first half 2011 compared with 16 percent in first half 2010, primarily reflecting the impact of: the $11 million second quarter 2011 UK FSA regulatory settlement; and costs associated with the 2011 Operational Review of $18 million; partly offset by: the period-over-period positive effect of the $12 million first quarter 2010 charge relating to the devaluation of the Venezuelan currency; and the $9 million benefit from the release of funds and reserves related to potential legal liabilities.

Depreciation expense

Depreciation expense was $19 million and $39 million for second quarter and first half 2011, compared with $16 million and $31 million in the same periods of 2010.

The increases primarily reflect the accelerated depreciation expense of $1 million and $5 million for second quarter and first half 2011 relating to systems rationalization in connection with the 2011 Operational Review.

We expect depreciation expense for the remainder of 2011 to be approximately $17 million per quarter.

Amortization of intangible assets

Amortization of intangible assets was $17 million and $34 million in second quarter and first half 2011, compared with $21 million and $42 million in the same periods of 2010.

The decreases primarily reflect the period-over-period benefit of the second quarter and first half 2010 amortization of the HRH non-compete agreement intangible acquired in 2008, which was fully amortized in 2010.

We expect the amortization of intangible assets expense for full year 2011 to be approximately $68 million, compared with $82 million for full year 2010.

Willis Group Holdings plc

Operating income and margin (operating income as a percentage of revenues)

	Three months		Six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
	(millions, except percentages)

Revenues	$863	$799	$1,871	$1,771
Operating income	157	169	395	470
Operating margin or operating income as a percentage of revenues	18%	21%	21%	27%

Second quarter 2011

Operating margin at 18 percent was 3 percentage points lower than in second quarter 2010 with the decrease mainly reflecting:

•	the $18 million expense for the 2011 Operational Review, discussed below, equivalent to approximately 2 percentage points;

•	a $14 million net increase in incentive expenses, equivalent to approximately 2 percentage points, including a $12 million increase in the amortization of cash retention awards; and

•	the $11 million expense for a UK FSA regulatory settlement, equivalent to approximately 1 percentage point;

partly offset by

•	the $64 million increase in revenues including organic growth in commissions and fees;

•	a $9 million benefit from the release of funds and reserves related to potential legal liabilities; and

•	rigorous expense management.

Foreign exchange had a net adverse impact on second quarter 2011 margin of approximately 1 percentage point compared with second quarter 2010.

Six months ended June 30, 2011

Operating margin at 21 percent was 6 percentage points lower than in first half 2010 with the decrease mainly reflecting:

•	the $115 million expense for the 2011 Operational Review, discussed below, equivalent to approximately 6 percentage points;

•	a $24 million net increase in incentive expenses, equivalent to approximately 1 percentage point, primarily reflecting a $28 million increase in the amortization of cash retention awards; and

•	the $11 million second quarter 2011 expense for a UK FSA regulatory settlement;

partly offset by

•	the $100 million increase in revenues including positive organic growth in commissions and fees;

•	the period-over-period benefit from a $12 million charge relating to the first quarter 2010 devaluation of the Venezuelan currency;

•	a $9 million benefit from the release of funds and reserves related to potential legal liabilities; and

•	rigorous expense management.

Foreign exchange had a small net adverse impact on first half 2011 margin compared with first half 2010.

Operating segment margins are discussed in ‘Operating Results—Segment Information’ below.

Make-whole amounts on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs

	Three months		Six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
	(millions)

Make-whole amounts on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	$—	$—	$171	$—

Business review

The first half 2011 make-whole amounts on the repurchase and redemption of senior notes and write-off of unamortized debt issuance costs total expense of $171 million comprised:

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

Interest expense

Interest expense for second quarter and first half 2011 was $34 million and $74 million, compared with $41 million and $84 million in the same periods of 2010.

The decreases in interest expense primarily reflect the lower coupon payable on our new debt issued in March 2011, the period-over-period decrease in the outstanding balance on our 5-year term loan facility and net gains recognized on our forward rate hedging program.

We expect interest expense for the remainder of 2011 to be approximately $34 million per quarter.

We continue to monitor our debt profile going forward to identify any further opportunities to reduce our financing costs.

Income taxes

	Three months		Six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
	(millions, except percentages)

Income before taxes	$123	$128	$150	$386
Income tax charge	31	35	32	102
Effective tax rate	25%	27%	21%	26%

The effective tax rate for second quarter 2011 of 25 percent includes the impact of certain non-recurring items:

•	the benefit from the higher tax rate at which costs associated with the 2011 Operational Review will be relieved; and

•	the impact of the UK FSA regulatory settlement expense for which no tax relief is available.

The effective tax rate for first half 2011 of 21 percent was also impacted by the above non-recurring items together with the benefit of:

•	the make-whole expense on early repurchase and redemption of the 2016 senior notes attracting tax relief at the UK corporation tax rate which is higher than our Group underlying tax rate; and

•	the net non-taxable gain on disposal of operations.

Excluding these items, the underlying tax rate for second quarter and first half 2011 was 25 percent, compared with 26 percent for full year 2010.

Interest in earnings of associates

Interest in earnings of associates, net of tax, in first half 2011 of $13 million was $5 million lower than in first half 2010. This fall is primarily driven by a reduction in net income reported by our principal associates: Gras Savoye and Al-Futtaim Willis.

We currently expect interest in earnings of associates in the second half of 2011 to be broadly in line with second half 2010.

Willis Group Holdings plc

Net income and diluted earnings per share

	Three months		Six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
	(millions, except per share data)

Net income	$85	$89	$119	$293
Diluted earnings per share	$0.48	$0.52	$0.68	$1.71
Weighted average diluted number of shares outstanding	176	171	175	171

Second quarter 2011

Net income for second quarter 2011 of $85 million was $4 million lower than second quarter 2010, and diluted earnings per share decreased by $0.04, primarily reflecting:

•	the $12 million post-tax cost of the 2011 Operational Review, as discussed above, equivalent to $0.07 per diluted share;

•	an $11 million non tax-deductible expense relating to a previously announced UK FSA regulatory settlement, equivalent to $0.06 per diluted share;

•	a $9 million post-tax increase in the amortization charge relating to our cash retention awards, equivalent to $0.05 per diluted share; and

•	the salaries and benefits expense impact of the reinstated annual salary review and North American 401(k) match plan in 2011, as discussed above;

partly offset by

•	the $64 million increase in revenues, equivalent to $48 million post-tax, or $0.27 per diluted share; and

•	the decrease in interest expense.

Foreign currency translation had a $0.01 favorable impact on second quarter 2011 diluted earnings per share.

Average diluted share count for second quarter 2011 was 176 million compared with 171 million in same period 2010. The increased share count primarily reflected the rise in our average share price which has increased the number of options which are dilutive.

Six months ended June 30, 2011

Net income for first half 2011 of $119 million was $174 million lower than first half 2010, and diluted earnings per share decreased by $1.03, primarily reflecting:

•	the $81 million post-tax cost of the 2011 Operational Review, as discussed above, equivalent to $0.46 per diluted share;

•	the $124 million post-tax impact of the make-whole amounts associated with the early repurchase and redemption of the $500 million 12.875% senior notes due 2016, equivalent to $0.71 per diluted share;

•	a $21 million post-tax, or $0.12 per diluted share, increase in the amortization charge relating to our cash retention awards; and

•	the $11 million non tax-deductible expense relating to a previously announced UK FSA regulatory settlement, equivalent to $0.06 per diluted share;

partly offset by

•	the $100 million increase in revenues, equivalent to $75 million post-tax, or $0.43 per diluted share; and

•	the $8 million post-tax decrease in interest expense, equivalent to $0.05 per diluted share.

Foreign currency translation, excluding the period-over-period benefit of the 2010 Venezuelan currency devaluation, had a $0.05 favorable impact on diluted earnings per share. The period-over-period benefit in first half 2011 from the 2010 Venezuela currency devaluation was $0.07 per diluted share.

Average diluted share count for first half 2011 was 175 million compared with 171 million in same period 2010. The increased share count primarily reflected the rise in our average share price which has increased the number of options which are dilutive.

With our share price remaining at current levels, we would expect average diluted share count for full year 2011 to be approximately 176 million.

Business review

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

Effective January 1, 2011, we changed our internal reporting structure: Global Markets International,

previously reported within the International segment, is now reported in the Global segment. In addition, Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. Comparative data has been adjusted accordingly.

The following table is a summary of our operating results by segment for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,(a)
	2011			2010
		Operating	Operating		Operating	Operating
	Revenues	Income	Margin	Revenues	Income	Margin
	(millions)			(millions)

Global	$274	$89	32%	$251	$87	35%

North America	328	61	19%	333	68	20%
International	261	56	21%	215	41	19%

Total Retail	589	117	20%	548	109	20%
Corporate & Other	—	(49)	n/a	—	(27)	n/a

Total Consolidated	$863	$157	18%	$799	$169	21%

	Six months ended June 30,(a)
	2011			2010
		Operating	Operating		Operating	Operating
	Revenues	Income	Margin	Revenues	Income	Margin
	(millions)			(millions)

Global	$635	$264	42%	$585	$241	41%

North America	686	146	21%	701	161	23%
International	550	142	26%	485	128	26%

Total Retail	1,236	288	23%	1,186	289	24%
Corporate & Other	—	(157)	n/a	—	(60)	n/a

Total Consolidated	$1,871	$395	21%	$1,771	$470	27%

(a)	Effective January 1, 2011, we changed our internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global segment. In addition, Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of these changes, commissions and fees of $35 million in second quarter 2010 and $69 million in first half 2010, previously allocated to our International segment, have been included in Global: $33 million and $63 million; and North America: $2 million and $6 million. Operating income of $18 million in second quarter 2010 and $34 million in first half 2010 has been allocated to our Global segment, with a corresponding reduction in International in the same periods of 2010.

Global

Our Global operations comprise Global Specialties, Reinsurance, London Market Wholesale and Willis Capital Markets & Advisory (WCMA).

From January 1, 2011, London Market Wholesale also includes our Global Markets International unit.

The following table sets out Global’s revenues, organic revenue growth and operating income and margin for the three and six months ended June 30, 2011 and 2010:

Willis Group Holdings plc

	Three months		Six months
	ended June 30,(a)		ended June 30,(a)
	2011	2010	2011	2010
	(millions, except percentages)

Commissions and fees(b)	$271	$249	$629	$580
Investment income	3	2	6	5

Total revenues	$274	$251	$635	$585

Operating income	$89	$87	$264	$241
Organic revenue growth(c)	3%	9%	6%	8%
Operating margin	32%	35%	42%	41%

(a)	Effective January 1, 2011, we changed our internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global segment. As a result of this change, commissions and fees of $33 million in second quarter 2010 and $63 million in first half 2010, previously allocated to our International segment, have been included in Global. Operating income of $18 million in second quarter 2010 and $34 million in first half 2010 has been allocated to our Global segment, with a corresponding reduction in International in the same periods of 2010.

(b)	Reported commissions and fees and organic revenue growth for the six months ended June 30, 2011 included a first quarter 2011 favorable impact from a change in accounting methodology in a Global Specialty business of $6 million.

(c)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

Revenues

Commissions and fees of $271 million were $22 million, or 9 percent, higher in second quarter 2011 compared with same period 2010 reflecting good organic revenue growth of 3 percent and a net benefit from foreign currency translation of 6 percent.

Our Reinsurance and Global Specialties business both reported good positive organic growth in second quarter 2011. The organic growth included the benefit of net new business generation despite the adverse impact of the continued difficult rate environment and soft market in many of the specialty classes.

High single-digit organic growth in Reinsurance in second quarter 2011 was led by good growth in North America and International and Specialty businesses, reflecting the benefit of net new business growth. The benefit of modest increases in some catastrophe-exposed property reinsurance markets was more than offset by the impact of rates remaining generally soft across other reinsurance markets.

Organic growth in Global Specialties was led by strong contributions from Aerospace, Marine, Energy and Financial and Executive Risk practices, reflecting good new business, high retention levels, targeted hiring of producer talent and global connectivity.

However, the operating environment remains challenging across most Global Specialty businesses with depressed world trade and transit volumes, industry consolidation and pressure on financing of construction projects still evident.

Our London Market Wholesale business reported flat organic growth in second quarter 2011, as positive growth in Global Markets International was offset by lower revenues in our Faber & Dumas businesses, primarily reflecting the continued soft wholesale market, impacted by the weakened economy.

Our WCMA business is a transaction-oriented business and its results are therefore more variable than some of our other businesses. We reported negative organic revenue growth for WCMA in second quarter 2011, substantially due to the non-recurrence of a significant fee transaction in second quarter 2010.

The 6 percent net benefit to revenue growth from foreign currency translation in second quarter 2011 primarily reflected the period-over-period positive impact of the weakening of the US dollar against both the Euro and Pound sterling, in which we earn a significant portion of Global revenues.

Commissions and fees of $629 million were $49 million, or 8 percent, higher in first half 2011 compared with same period 2010 reflecting good organic revenue growth of 6 percent and a net benefit from foreign currency translation of 2 percent.

Business review

Organic revenue growth of 6 percent for first half 2011 included positive growth across Reinsurance, Global Specialties, London Market Wholesale and WCMA businesses, together with a $6 million first quarter 2011 benefit from a change in accounting within a Global

Specialty business to conform to current Group accounting policy.

Client retention levels improved to 91 percent for first half 2011, compared with 90 percent for full year 2010.

Operating margin

Operating margin was 32 percent in second quarter 2011 compared with 35 percent in second quarter 2010, with the decrease primarily reflecting:

•	a net negative impact from foreign currency movements;

•	a $3 million increase in incentive expense, including amortization of cash retention award payments; and

•	the impact of costs associated with continued support of current and future growth;

partly offset by

•	the positive 3 percent organic growth discussed above; and

•	a $4 million decrease in pension expense.

Operating margin of 42 percent in first half 2011 was 1 percent higher than in same period 2010, primarily reflecting:

•	the strong 6 percent organic growth discussed above; and

•	an $8 million decrease in pension expense;

partly offset by

•	a net negative impact from foreign currency movements;

•	an $8 million increase in incentive expense, including amortization of cash retention award payments; and

•	the impact of costs associated with continued support of current and future growth.

Operating margin in Global is impacted by foreign exchange movements as the London Market businesses within our Global operations earn revenues in US dollars, Pounds sterling and Euros and primarily incur expenses in Pounds sterling. In addition, they are exposed to exchange risk on certain Pound sterling-denominated balances.

The period-over-period net negative impact from foreign currency movements in both second quarter and first half 2011 primarily reflected the increased US dollar value of our net Pound sterling expense base as a result of the significant second quarter and first half 2011 weakening of the US dollar against the Pound sterling. This was partly offset by the US dollar’s relative weakening against the Euro, increasing the US dollar value of our Euro-denominated revenues.

Willis Group Holdings plc

North America

Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States, Canada and as of January 1, 2011, Mexico.

The following table sets out revenues, organic revenue growth and operating income and margin for the three and six months ended June 30, 2011 and 2010:

	Three months		Six months
	ended June 30,(a)		ended June 30,(a)
	2011	2010	2011	2010
	(millions, except percentages)

Commissions and fees(b)	$326	$328	$682	$693
Investment income	1	5	3	8
Other income	1	—	1	—

Total revenues	$328	$333	$686	$701

Operating income	$61	$68	$146	$161
Organic revenue growth(c)	—%	(1)%	(1)%	—%
Operating margin	19%	20%	21%	23%

(a)	Effective January 1, 2011, we changed our internal reporting structure: Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of this change, commissions and fees of $2 million in second quarter 2010 and $6 million in first half 2010, previously allocated to our International segment, have been included in North America.

(b)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $nil in second quarter 2011 and $4 million in first half 2011, compared with $2 million and $10 million in the second quarter and first half of 2010, respectively.

(c)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; (iv) in North America, legacy contingent commissions assumed as part of the HRH acquisition and that had not been converted into higher standard commission; and (v) investment income and other income from reported revenues.

Revenues

Commissions and fees of $326 million were $2 million, or 1 percent, lower for second quarter 2011 compared with same period 2010.

Organic revenue growth was flat for second quarter 2011 as the benefits of:

•	good net new business growth; and

•	positive growth in Employee Benefits, our largest North America practice;

were offset by

•	a negative impact from rate declines and other market factors;

•	a decline in our Construction business reflecting the ongoing impact of the weakened economy on this sector;

•	negative growth in our Loan Protector specialty business, acquired as part of the HRH acquisition, driven by the period-over-period adverse impact of a $3 million second quarter 2010 benefit from a one-

time accounting adjustment together with the impact of lower foreclosure levels and certain changes to compensation agreements; and

•	smaller declines elsewhere reflecting the impact of the continued soft market conditions and weak US economy.

Commissions and fees of $682 million in first half 2011 were $11 million, or 2 percent, lower than in same period 2010, of which $6 million was attributable to the decrease in legacy contingent commissions assumed as part of the HRH acquisition. We recorded $nil in second quarter 2011 for these legacy contingent commissions.

Organic revenue growth was negative 1 percent for the six months ended June 30, 2011 as the benefits of net new business generation, improved client retention levels and growth in some specialty businesses was more than offset by the impact of the soft market conditions and weakened economy across most sectors.

Business review

Net new business growth includes the benefit of higher standard commissions where these have been negotiated in lieu of contingent commissions. These higher standard commissions however may not have been negotiated at the same level or be received in the same periods as the related contingent commissions. Furthermore, the business to which they related may not have been renewed.

Following the introduction of the 2010 Health Care Reform Legislation, some major carriers in the North American Employee Benefits market have begun to change their compensation practices in particular lines of business in certain locations. These carriers are now imposing volume-based compensation as their standard payment approach, and after fully disclosing this development to our clients, we have started to accept this compensation, where imposed upon us in medical lines. Willis fully discloses this compensation to its clients.

Client retention levels increased to 93 percent for first half 2011, compared with 92 percent for full year 2010.

Operating margin

Operating margin in North America was 19 percent in second quarter 2011 compared with 20 percent in same period 2010, reflecting the impact of:

•	flat organic growth for second quarter 2011;

•	a $4 million decrease in investment income in second quarter 2011;

•	a period-over-period increase in 401(k) match plan expense of $3 million following its reinstatement in 2011; and

•	a reduction in legacy HRH contingent commissions of $2 million in second quarter 2011 and $6 million in first half 2011;

partly offset by

•	a $2 million decrease in stock-based compensation charge in second quarter 2011; and

•	the benefit of cost reductions driven by our continued focus on expense management.

Operating margin in North America was 21 percent in first half 2011 compared with 23 percent in first half 2010, primarily reflecting the impact of:

•	negative organic growth in commissions and fees, discussed above;

•	a reduction in legacy HRH contingent commissions of $6 million in first half 2011;

•	the period-over-period increase in 401(k) match plan expense of $6 million in first half 2011: we expect the full year 2011 401(k) expense to be approximately $10 million;

•	a $6 million first half 2011 increase in incentive expense, including amortization of cash retention award payments; and

•	a reduction in investment income driven by continued low US interest rates;

partly offset by

•	the benefit of cost reductions driven by our continued focus on expense management.

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

The following table sets out revenues, organic revenue growth and operating income and margin for the three and six months ended June 30, 2011 and 2010:

Willis Group Holdings plc

	Three months		Six months
	ended June 30,(a)		ended June 30,(a)
	2011	2010	2011	2010
	(millions, except percentages)

Commissions and fees	$257	$212	$543	$479
Investment income	4	3	7	6

Total revenues	$261	$215	$550	$485

Operating income	$56	$41	$142	$128
Organic revenue growth(b)	6%	6%	6%	5%
Operating margin	21%	19%	26%	26%

(a)	Effective January 1, 2011, we changed our internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global segment. In addition, Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of these changes, commissions and fees of $35 million in second quarter 2010 and $69 million in first half 2010, previously allocated to our International segment, have been included in our Global and North America segments. Operating income of $18 million in second quarter 2010 and $34 million in first half 2010, previously allocated to International, has been included in our Global segment.

(b)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

Revenues

Commissions and fees of $257 million were $45 million, or 21 percent, higher for second quarter 2011 compared with same period 2010, comprising 6 percent organic revenue growth and a net 15 percent positive impact from foreign currency translation. Net new business growth was 8 percent and there was a negative 2 percent impact from rates and other market factors.

A significant part of International’s revenues are earned in currencies other than the US dollar, notably the Euro, Pound sterling and Australian dollar. The US dollar has weakened significantly against these and a basket of other currencies in which we earn International revenues in second quarter 2011 compared with same period 2010. The benefit of these movements was a 15 percent increase in second quarter 2011 revenues compared to second quarter 2010.

There were strong contributions to our second quarter 2011 organic growth from most regions, including double-digit growth in our Latin America and Eastern Europe regions, together with high single-digit growth in Asia. In particular, there was good growth in:

•	Brazil, Colombia, Venezuela and Argentina in Latin America;

•	Russia in Eastern Europe; and

•	China and Hong Kong in Asia.

There was also single-digit growth in our large retail operations in Continental Europe, primarily driven by strong growth in Spain and Denmark, despite the ongoing challenging economic conditions in this region.

Organic revenue growth for second quarter 2011 was also positive in our UK and Irish retail operations, driven by improved client retention levels, despite the economic pressures that continue to affect both the UK and Ireland.

Commissions and fees of $543 million in first half 2011 were $64 million, or 13 percent, higher than in same period 2010, reflecting strong organic revenue growth of 6 percent and a net 7 percent benefit from foreign currency translation.

Organic revenue growth of 6 percent for first half 2011 was driven by strong growth across most regions, particularly Latin America, Asia and Eastern Europe.

The net 7 percent benefit from foreign currency translation in first half 2011 primarily reflected the weakening of the US dollar against many other currencies in which we earn International revenues, most notably the Euro, Pound sterling and Australian dollar.

Client retention levels increased to 94 percent for first half 2011, compared with 92 percent for full year 2010.

Business review

Operating margin

Operating margin in International was 21 percent in second quarter 2011, compared with 19 percent in same period 2010, with the increase reflecting the benefit of:

•	6 percent positive organic revenue growth;

•	a net benefit from foreign currency movements, reflecting the benefit of the period-over-period weakening of the US dollar against a number of currencies in which we earn a significant portion of our operating income, notably the Euro, Australian dollar and Pound sterling; and

•	lower pension expense;

partly offset by

•	a $4 million increase in incentive expenses in second quarter 2011, including amortization of cash retention award payments;

•	the impact of the reinstated annual salary review for all employees from April 2011; and

•	increased spending on initiatives to drive future growth, including investment hires.

Operating margin was 26 percent in both first half 2011 and first half 2010, as the benefits of:

•	6 percent positive organic revenue growth;

•	a net benefit from foreign currency movements, reflecting the benefit of the period-over-period weakening of the US dollar against a number of currencies in which we earn a significant portion of our operating income, notably the Euro, Australian dollar and Pound sterling; and

•	lower pension expense;

were partly offset by

•	a $10 million increase in incentive expenses in first half 2011, including amortization of cash retention award payments;

•	the impact of the reinstated annual salary review for all employees from April 2011; and

•	increased spending on initiatives to drive future growth, including investment hires.

Operating margin in International is impacted by foreign exchange movements as our International business earns revenues and incurs expenses primarily in currencies other than the US dollar.

The period-over-period net benefit from foreign currency movements in both second quarter and first half 2011 primarily reflects the increased US dollar value of operating income earned in a number of currencies which have strengthened against the US dollar compared to the same periods of 2010, notably the Euro, Australian dollar and Pound sterling.

Corporate & Other

Corporate & Other operating loss comprises the following:

	Three months		Six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
	(millions)

Amortization of intangible assets	$(17)	$(21)	$(34)	$(42)
Foreign exchange hedging	1	(2)	2	(6)
Foreign exchange gain on the UK pension plan asset	—	2	1	6
Net (loss) gain on disposal of operations	—	(2)	4	(2)
2011 Operational Review	(18)	—	(115)	—
UK FSA regulatory settlement	(11)	—	(11)	—
Venezuela currency devaluation	—	—	—	(12)
Other(a)	(4)	(4)	(4)	(4)

Total	$(49)	$(27)	$(157)	$(60)

(a)	Other includes $6 million of the $9 million total benefit in second quarter 2011 from the release of funds and reserves related to potential legal liabilities.

Willis Group Holdings plc

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011 and Current Report on Form 8-K subsequently filed on March 14, 2011. There were no significant additions or changes to these assumptions in first half 2011.

NEW ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (‘FASB’) issued new guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between US GAAP and International Financial Reporting Standards (‘IFRS’). The guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements.

In June 2011, the FASB also issued new guidance to revise the manner in which entities present comprehensive income in their financial statements, requiring that the components of comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income (OCI) or when an item of OCI must be reclassified to net income.

Both of the above accounting changes become effective for the Company from first quarter 2012, though early adoption is permitted for the OCI disclosure change.

Further details of the changes are described in Note 2 to the Condensed Consolidated Financial Statements.

The Company is currently evaluating the impact adoption of this guidance will have on the consolidated financial statements.

Other than the changes described above, there were no new accounting standards issued during second quarter 2011 that would have a significant impact on the Company’s reporting.

LIQUIDITY AND CAPITAL RESOURCES

In March 2011, we issued $300 million of 4.125% senior notes due 2016 and $500 million of 5.750% senior notes due 2021. We received net proceeds, after underwriting discounts and expenses, of approximately $787 million which were used to repurchase $465 million of 12.875% senior notes due 2016 in March 2011 together with a make-whole payment of $146 million. Following this repurchase, we also wrote off approximately $13 million of related unamortized debt issuance costs.

In March 2011, we also irrevocably called the remaining $35 million of the 12.875% senior notes due 2016 which required a related contractual make-whole payment of approximately $12 million, expensed in first quarter 2011. The redemption was completed on April 18, 2011.

In first half 2011, we also made $55 million of mandatory repayments against the 5-year term loan, thereby reducing the total outstanding balance as at June 30, 2011 to $356 million.

At June 30, 2011, we have $nil outstanding under our $300 million revolving credit facility, following full repayment of the $90 million balance outstanding at December 31, 2010. We also have $nil outstanding under both our $200 million facility and our $20 million UK facility, which is solely for use by our main regulated UK entity, Willis Limited, in certain exceptional circumstances.

Total debt as of June 30, 2011 was $2.4 billion, compared with $2.3 billion at December 31, 2010. During first half 2011, we amended our credit agreements to increase the maximum leverage ratio (total indebtedness measured against operating income before depreciation, amortization and certain other items) under which we may make certain restricted payments including share repurchases, as calculated under this agreement, to 2.75:1 from the previously existing 2.5:1 ratio.

The leverage ratio at June 30, 2011, as calculated under the credit agreements, was approximately 2.5:1.

Business review

Following the April 18, 2011 redemption of the remaining $35 million outstanding on the 12.875% senior notes, the only mandatory debt repayments falling due within the next 12 months are scheduled repayments on our

$700 million 5-year term loan totaling $110 million and repayment of our $4 million 6.000% loan notes falling due in first half 2012.

Liquidity

Our principal sources of liquidity are cash from operations, cash and cash equivalents of $317 million at June 30, 2011 and remaining availability of $500 million under our revolving credit facilities, excluding the $20 million UK facility which is solely for use by our main regulated UK entity in certain exceptional circumstances.

The repurchase and redemption of our previously existing $500 million of 12.875% senior notes due 2016, the related make-whole payments and the issuance of $300 million of senior notes due 2016 and $500 million of notes due 2021, has lengthened our debt maturity profile.

As of June 30, 2011, our short-term liquidity requirements consisted of:

•	payment of interest on debt, $110 million of mandatory repayments under our 5-year term loan and the $4 million mandatory repayment of our 6.000% loan notes;

•	capital expenditure; and

•	working capital requirements.

Our long-term liquidity requirements consist of:

•	the principal amount of outstanding notes; and

•	borrowings under our 5-year term loan facility.

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

Own funds

As of June 30, 2011, we had cash and cash equivalents of $317 million, compared with $316 million at December 31, 2010.

At June 30, 2011, we also had $500 million remaining availability under our Group revolving credit facilities, excluding the $20 million UK facility which is solely for use by our main regulated UK entity, Willis Limited, in certain exceptional circumstances.

Willis Group Holdings plc

Operating activities

Net cash provided by operations was $126 million in first half 2011 compared with $154 million in first half 2010.

The $28 million decrease in 2011 compared with 2010 primarily reflected:

•	a $21 million increase in cash payments for incentive awards in first half 2011; and

•	costs associated with the 2011 Operational Review, of which approximately $65 million were paid in cash in first half 2011;

partly offset by

•	a $16 million increase in net income before: $171 million for the make-whole amounts on repurchase and redemption of senior notes and related costs; and the non-cash charges for: depreciation expense; amortization of intangible assets; amortization of cash retention award payments; and the Venezuela currency devaluation charge in first quarter 2010; and

•	the timing of cash collections and other working capital movements.

Pension contributions

UK Plan

We made cash contributions to our UK defined benefit plan of $46 million in first half 2011, (including amounts in respect of the salary sacrifice contributions) compared with $43 million in first half 2010.

We currently expect full year cash contributions in 2011 to be approximately $92 million, including amounts in respect of the salary sacrifice contributions and an additional payment required under the UK plan’s funding strategy which we are required to agree with the plan’s Trustee.

The most recent funding strategy was agreed in February 2009 and requires full year contributions to the UK plan of approximately $40 million for 2009 through 2012,

excluding amounts in respect of the salary sacrifice scheme. In addition, if certain funding targets were not met at the beginning of any of the following years, 2010 through 2012, a further contribution of $40 million would be required for that year.

In 2011, the additional funding requirement was triggered and we began making the additional contributions in first quarter 2011. A similar, additional contribution may also be required for 2012, depending on actual performance against funding targets at the beginning of 2012.

We are currently in negotiations with the plan’s Trustee to agree an updated funding strategy.

US Plan

We made cash contributions to our US defined benefit plan of $13 million in both first half 2011 and 2010.

For the US plan, expected contributions are the contributions we will be required to make under US pension legislation based on our December 31, 2010 balance sheet position. We currently expect to contribute $30 million for full year 2011.

International Plans

We made cash contributions to our International defined benefit pension plans of $4 million in both first half 2011 and first half 2010.

In 2011, we expect to contribute approximately $7 million to our International plans.

Business review

Investing activities

Total net cash outflow from investing activities was $52 million in first half 2011 compared with $57 million in same period 2010, primarily reflecting:

•	an $11 million decrease in cash payments for acquisitions of subsidiaries, mainly reflecting a reduction in deferred payments in respect of prior year acquisitions;

partly offset by

•	a $4 million cash payment in first half 2011 for investment in Trident V Parallel Fund, LP.

Financing activities

Net cash used in financing activities was $81 million in first half 2011 compared with $137 million in 2010.

The net decrease in cash used in financing activities of $56 million was mainly attributable to:

•	the net cash proceeds from the issuance of senior notes due 2016 and 2021 totaling $787 million, as discussed above; and

•	a $25 million increase in cash proceeds from the issuance of shares relating to share option exercises;

partly offset by

•	a $485 million increase in debt repayment, primarily reflecting the first half 2011 early repayment of the $500 million 12.875% senior notes due 2016;

•	the $158 million cash paid relating to the make-whole payments on repurchase and redemption of the 12.875% senior notes; and

•	a $120 million first half 2011 period-over-period decrease in draw down against our revolving credit facilities, comprising a $90 million repayment in first half 2011 compared with a $30 million draw down in first half 2010.

At June 30, 2011, we have $nil outstanding under our $300 million revolving credit facility, following full repayment of the $90 million balance outstanding at December 31, 2010. We also have $nil outstanding under both our $200 million facility and our $20 million UK facility, which is solely for use by our main regulated UK entity, Willis Limited, in certain exceptional circumstances.

Share buybacks

The Company is authorized to repurchase or redeem shares under a variety of methods and will consider whether to do so from time to time based on many factors, including market conditions.

We did not repurchase or redeem any shares in first half 2011 or 2010. There remains $925 million under the current buyback authorization.

Dividends

Cash dividends paid in first half 2011 were $90 million, compared with $89 million in first half 2010.

The $1 million increase in 2011 is driven by the small period-over-period increase in average share count.

In July 2011, we declared a quarterly cash dividend of $0.26 per share, an annual rate of $1.04 per share.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations since December 31, 2010, except contractual, planned payments and the following changes to our debt

Willis Group Holdings plc

profile, as discussed under ‘Liquidity and Capital Resources’ above:

•	In March 2011, we issued additional senior notes totaling $800 million, comprising $300 million of

4.125% senior notes due 2016 and $500 million of 5.750% senior notes due 2021; and

•	we subsequently repurchased the previously outstanding $500 million of 12.875% senior notes due 2016.

OFF BALANCE SHEET TRANSACTIONS

Apart from commitments, guarantees and contingencies, as disclosed in Note 7 to the Condensed Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations or liquidity.

Item 3—	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Other information

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

Information regarding legal proceedings is set forth in Note 7—‘Commitments and Contingencies’ to the Condensed Consolidated Financial Statements (Unaudited) appearing in Part I, Item 1 of this report.

Item 1A—Risk Factors

Other than as discussed below, there have been no material changes to the risk factors described in Part I, Item 1A ‘Risk Factors’ included in the Form 10-K for the year ended December 31, 2010.

Our compliance systems and controls cannot guarantee that we are in compliance with all applicable federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in applicable laws and regulations in the jurisdictions in which we operate may have an adverse effect on our business.

Our activities are subject to extensive regulation under the laws of the United States, the United Kingdom and the European Union and its member states, and the other jurisdictions in which we operate. Indeed, over the last few years, there has been a general increase in focus and developments in these laws and regulations. Compliance with laws and regulations that are applicable to our operations is complex and may increase our cost of doing business. These laws and regulations include insurance industry regulations, economic and trade sanctions and laws against financial crimes such as money laundering, bribery or other corruption, such as the U.S. Foreign Corrupt Practices Act. In most jurisdictions, governmental and regulatory authorities have the ability to interpret and amend these laws and regulations and impose penalties for non-compliance, including sanctions, civil remedies, fines, injunctions, revocation of licenses or approvals, suspension of individuals, limitations on business activities or redress to clients.

Given the increased interest expressed by US and UK regulators in the effectiveness of compliance controls relating to financial crime in our market sector in particular, we began a voluntary internal review of our policies and controls four years ago. This review includes analysis and advice from external experts on best practices, review of public regulatory decisions, and discussions with government regulators in the US and UK. In addition, the

UK Financial Services Authority conducted an investigation of Willis Limited’s, our UK brokerage subsidiary, compliance systems and controls between 2005 and 2009. On July 21, 2011, we and the FSA announced a settlement under which the FSA concluded its investigation by assessing a £7 million ($11 million) fine on Willis Limited for lapses in its implementation and documentation of its controls to counter the risks of improper payments being made to non-FSA authorized overseas third parties engaged to help win business, particularly in high risk jurisdictions.

As a result of the FSA settlement, we will also be conducting a further internal review of all payments made between 2005 and 2009. We also continue to fully cooperate with our US regulators, however we are unable to predict at this time when our discussions with them will be concluded. We do not believe that this further internal review or our discussions with the US regulators will result in any material fines or sanctions, but there can be no assurance that any resolution will not have an adverse impact on our ability to conduct our business in certain jurisdictions. While we believe that our current systems and controls are adequate and in accordance with all applicable laws and regulations, we cannot assure that such systems and controls will prevent any violations of applicable laws and regulations.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2011, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

The Company is authorized to purchase up to one billion shares from time to time in the open market and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company so long as the cost of the acquisition of the Company’s shares (whether by redemption or open market purchases) does not exceed $925 million. During the quarter ended June 30, 2011, there were no shares repurchased or redeemed.

Willis Group Holdings plc

Item 3—Defaults Upon Senior Securities

None.

Item 4—(Removed and Reserved)

Item 5—Other Information

None.

Item 6—Exhibits

10.1		First Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan, effective June 1, 2011
10.2		Form of Time-Based Restricted Share Unit Award Agreement granted under the Willis Group Holdings 2001 Share Purchase and Option Plan (for executive officers)
10.3		Form of Performance-Based Share Option Award Agreement granted under the Willis Group Holdings 2008 Share Purchase and Option Plan (for executive officers)
10.4		Form of Performance-Based Restricted Share Unit Award Agreement granted under the Willis Group Holdings 2008 Share Purchase and Option Plan (for executive officers)
10.5		Form of Performance-Based Share Options Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (for executive officers)
10.6		Form of Performance-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (for executive officers)
10.7		Form of Performance-Based Restricted Share Unit Award Agreement granted under the Willis Group Holdings 2008 Share Purchase and Option Plan, dated May 2, 2011, between Joseph J. Plumeri and Willis Group Holdings Public Limited Company
10.8		Form of Performance-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan, dated May 2, 2011, between Martin Sullivan and Willis Group Holdings Public Limited Company
31.1		Certification Pursuant to Rule 13a-14(a)
31.2		Certification Pursuant to Rule 13a-14(a)
32.1		Certification Pursuant to 18 U.S.C. Section 1350
32.2		Certification Pursuant to 18 U.S.C. Section 1350
101	.INS*	XBRL Instance Document†
101	.SCH*	XBRL Taxonomy Extension Schema Document†
101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document†
101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document†
101	.LAB*	XBRL Taxonomy Extension Label Linkbase Document†
101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	To be furnished within 30 days in accordance with Rule 405(a)(2) of Regulation S-T.

Willis Group Holdings plc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Willis Group Holdings plc
(Registrant)

By:	/s/ Michael K. Neborak
Michael K. Neborak
Group Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 9, 2011