Form 10-Q/A
period 2011-06-30
WILLIS GROUP HOLDINGS PLC
filed 2011-08-19
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Item 6—Exhibits
SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Willis Group Holdings plc

EXPLANATORY NOTE
This Amendment No. 1 to Willis Group Holdings plc Quarterly Report on Form 10-Q for the period ended June 30, 2011 is being filed solely for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides financial information from Willis Group Holdings plc Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

2

Other information

Item 6—Exhibits

10.1		First Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan, effective June 1, 2011 †
10.2		Form of Time-Based Restricted Share Unit Award Agreement granted under the Willis Group Holdings 2001 Share Purchase and Option Plan (for executive officers) †
10.3		Form of Performance-Based Share Option Award Agreement granted under the Willis Group Holdings 2008 Share Purchase and Option Plan (for executive officers) †
10.4		Form of Performance-Based Restricted Share Unit Award Agreement granted under the Willis Group Holdings 2008 Share Purchase and Option Plan (for executive officers) †
10.5		Form of Performance-Based Share Options Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (for executive officers) †
10.6		Form of Performance-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (for executive officers) †
10.7		Form of Performance-Based Restricted Share Unit Award Agreement granted under the Willis Group Holdings 2008 Share Purchase and Option Plan, dated May 2, 2011, between Joseph J. Plumeri and Willis Group Holdings Public Limited Company †
10.8		Form of Performance-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan, dated May 2, 2011, between Martin Sullivan and Willis Group Holdings Public Limited Company †
31.1		Certification Pursuant to Rule 13a-14(a) †
31.2		Certification Pursuant to Rule 13a-14(a) †
32.1		Certification Pursuant to 18 U.S.C. Section 1350 †
32.2		Certification Pursuant to 18 U.S.C. Section 1350 †
101	.INS*	XBRL Instance Document
101	.SCH*	XBRL Taxonomy Extension Schema Document
101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Previously filed

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3

Willis Group Holdings plc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Willis Group Holdings plc
(Registrant)

By:	/s/ Michael K. Neborak
Michael K. Neborak
Group Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 19, 2011

4