Form 10-Q
period 2011-09-30
WILLIS GROUP HOLDINGS PLC
filed 2011-11-09
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-16503

WILLIS GROUP HOLDINGS PUBLIC
LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland (Jurisdiction of incorporation or organization)	98-0352587 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 4, 2011, there were outstanding 173,552,702 ordinary shares, nominal value $0.000115 per share, of the Registrant.

		Page

Forward-Looking Statements		4
PART I—Financial Information
Item 1	—Financial Statements	6
Item 2	—Management’s Discussion and Analysis of Financial Condition and Results of Operations	57
Item 3	—Quantitative and Qualitative Disclosures about Market Risk	82
Item 4	—Controls and Procedures	82
PART II—Other Information
Item 1	—Legal Proceedings	83
Item 1A	—Risk Factors	83
Item 2	—Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 3	—Defaults Upon Senior Securities	83
Item 4	—(Removed and Reserved)	83
Item 5	—Other Information	83
Item 6	—Exhibits	83
Signatures		84
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

Willis Group Holdings plc

FORWARD-LOOKING STATEMENTS

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, potential cost savings, future capital expenditures, growth in commissions and fees, business strategies, competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, plans and references to future successes, are forward-looking statements. Also, when we use the words such as ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘probably’, or similar expressions, we are making forward-looking statements.

There are important uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•	the impact of any regional, national or global political, economic, business, competitive, market, environmental and regulatory conditions on our global business operations;

•	the impact of current financial market conditions on our results of operations and financial condition, including as a result of the impact of the volume of foreclosures, any insolvencies of or other difficulties experienced by our clients, insurance companies or financial institutions;

•	our ability to continue to manage our significant indebtedness;

•	our ability to compete effectively in our industry;

•	the impact of the 2011 Operational Review and our ability to implement and realize anticipated benefits of such review and the Willis Cause, or any other initiative we pursue;

•	material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane, or otherwise;

•	the volatility or declines in other insurance markets and premiums on which our commissions are based, but which we do not control;

•	our ability to retain key employees and clients and attract new business;

•	the timing or ability to carry out share repurchases, refinancings or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;

•	any fluctuations in exchange and interest rates that could affect expenses and revenue;

•	rating agency actions that could inhibit our ability to borrow funds or the pricing thereof;

•	a significant decline in the value of investments that fund our pension plans or changes in our pension plan funding obligations;

•	our ability to achieve the expected strategic benefits of transactions;

•	our ability to receive dividends or other distributions in needed amounts from our subsidiaries;

•	changes in the tax or accounting treatment of our operations;

•	any potential impact from the US healthcare reform legislation;

•	the potential costs and difficulties in complying with a wide variety of foreign laws and regulations and any related changes, given the global scope of our operations;

•	our involvements in and the results of any regulatory investigations, legal proceedings and other contingencies;

•	risks associated with non-core operations including underwriting, advisory or reputational;

•	our exposure to potential liabilities arising from errors and omissions and other potential claims against us; and

•	the interruption or loss of our information processing systems or failure to maintain secure information systems.

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information see the section entitled ‘Risk Factors’ included in Willis’ Form 10-K for the year ended December 31, 2010 and the Form 10-Q for the quarter ended June 30, 2011. Copies of the Form 10-K and Form 10-Q are available online at http://www.sec.gov or www.willis.com or on request from the Company as set forth in Part I, Item 1 ‘Business - Available Information’ in Willis’ Form 10-K.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and therefore also the forward-looking

About Willis

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

Willis Group Holdings plc

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended		Nine months ended
		September 30,		September 30,
	Note	2011	2010	2011	2010
		(millions, except per share data)

REVENUES
Commissions and fees		$755	$723	$2,609	$2,475
Investment income		7	10	23	29
Other income		—	—	1	—

Total revenues		762	733	2,633	2,504

EXPENSES
Salaries and benefits	3	(490)	(462)	(1,580)	(1,404)
Other operating expenses		(147)	(129)	(464)	(413)
Depreciation expense		(17)	(14)	(56)	(45)
Amortization of intangible assets		(18)	(22)	(52)	(64)
Net gain (loss) on disposal of operations		—	—	4	(2)

Total expenses		(672)	(627)	(2,148)	(1,928)

OPERATING INCOME		90	106	485	576
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	14	—	—	(171)	—
Interest expense		(38)	(40)	(112)	(124)

INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		52	66	202	452
Income taxes	4	(2)	(10)	(34)	(112)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES		50	56	168	340
Interest in earnings of associates, net of tax		10	9	23	27

NET INCOME		60	65	191	367
Less: net income attributable to noncontrolling interests		—	(1)	(12)	(10)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$60	$64	$179	$357

EARNINGS PER SHARE — BASIC AND DILUTED
— Basic earnings per share	5	$0.35	$0.38	$1.04	$2.10
— Diluted earnings per share	5	$0.34	$0.37	$1.02	$2.09

CASH DIVIDENDS DECLARED PER SHARE		$0.26	$0.26	$0.78	$0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
	Note	2011	2010
		(millions, except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents		$363	$316
Accounts receivable, net		911	839
Fiduciary assets		10,090	9,569
Deferred tax assets		21	36
Other current assets	12	315	340

Total current assets		11,700	11,100

NON-CURRENT ASSETS
Fixed assets, net		387	381
Goodwill	10	3,297	3,294
Other intangible assets, net	11	440	492
Investments in associates		186	161
Deferred tax assets		5	7
Pension benefits asset		261	179
Other non-current assets	12	339	233

Total non-current assets		4,915	4,747

TOTAL ASSETS		$16,615	$15,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$10,090	$9,569
Deferred revenue and accrued expenses		287	298
Income taxes payable		38	57
Short-term debt and current portion of long-term debt	14	114	110
Deferred tax liabilities		17	9
Other current liabilities	13	274	266

Total current liabilities		10,820	10,309

NON-CURRENT LIABILITIES
Long-term debt	14	2,285	2,157
Liability for pension benefits		128	164
Deferred tax liabilities		124	83
Provisions for liabilities		179	179
Other non-current liabilities	13	362	347

Total non-current liabilities		3,078	2,930

Total liabilities		13,898	13,239

(Continued on next page)

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

		September 30,	December 31,
	Note	2011	2010
		(millions, except share data)

COMMITMENTS AND CONTINGENCIES	7

EQUITY
Ordinary shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued 173,312,231 shares in 2011 and 170,883,865 shares in 2010		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2011 and 2010		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2011 and 2010		—	—
Additional paid-in capital		1,050	985
Retained earnings		2,180	2,136
Accumulated other comprehensive loss, net of tax	16	(539)	(541)
Treasury shares, at cost, 46,408 shares, $0.000115 nominal value, in 2011 and 2010 and 40,000 shares, €1 nominal value, in 2011 and 2010		(3)	(3)

Total Willis Group Holdings stockholders’ equity	17	2,688	2,577
Noncontrolling interests	17	29	31

Total equity		2,717	2,608

TOTAL LIABILITIES AND EQUITY		$16,615	$15,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine months ended
		September 30,
	Note	2011	2010(i)
		(millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$191	$367
Adjustments to reconcile net income to total net cash provided by operating activities:
Net (gain) loss on disposal of operations and fixed and intangible assets		(5)	3
Depreciation expense		56	45
Amortization of intangible assets		52	64
Provision for doubtful debts		2	—
Provision for deferred income taxes		45	13
Excess tax benefits from share-based payment arrangements		(5)	—
Share-based compensation		33	34
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs		171	—
Undistributed earnings of associates		(16)	(22)
Non-cash Venezuela currency devaluation	2	—	12
Effect of exchange rate changes on net income		6	(1)
Change in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable, net		(80)	(43)
Fiduciary assets		(517)	(69)
Fiduciary liabilities		517	69
Other assets		(162)	(94)
Other liabilities		(16)	(102)
Movement on provisions		—	(28)

Net cash provided by operating activities		272	248

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		10	6
Additions to fixed assets		(71)	(59)
Acquisitions of subsidiaries, net of cash acquired		(5)	(20)
Acquisition of investments in associates		(2)	(1)
Investment in Trident V Parallel Fund, LP		(4)	(2)

Net cash used in investing activities		(72)	(76)

(i)	The 2010 Unaudited Condensed Consolidated Statement of Cash Flows has been recast to conform to the new balance sheet presentation. See Note 2 — Basis of Presentation and Significant Accounting Policies for details.

(Continued on next page)

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		Nine months ended
		September 30,
	Note	2011	2010(i)
		(millions)

INCREASE IN CASH AND CASH EQUIVALENTS FROM OPERATING AND INVESTING ACTIVITIES		200	172
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment of) proceeds from draw down of revolving credit facility	14	(90)	95
Senior notes issued	14	794	—
Debt issuance costs		(7)	—
Repayments of debt	14	(582)	(181)
Make-whole on repurchase and redemption of senior notes	14	(158)	—
Proceeds from issue of shares		46	26
Excess tax benefits from share-based payment arrangements		5	—
Dividends paid		(136)	(132)
Acquisition of noncontrolling interests		(9)	(10)
Dividends paid to noncontrolling interests		(13)	(24)

Net cash used in financing activities		(150)	(226)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		50	(54)
Effect of exchange rate changes on cash and cash equivalents		(3)	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		316	221

CASH AND CASH EQUIVALENTS, END OF PERIOD		$363	$159

(i)	The 2010 Unaudited Condensed Consolidated Statement of Cash Flows has been recast to conform to the new balance sheet presentation. See Note 2 — Basis of Presentation and Significant Accounting Policies for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to the financial statements
(Unaudited)

1.	NATURE OF OPERATIONS

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

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine month period ended September 30, 2011 may not necessarily be indicative of the operating results for the entire fiscal year.

These Interim Financial Statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and changes in equity for each of the three years in the period ended December 31, 2010 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2011 (‘2010 10-K’) and as amended by Current Report on Form 8-K subsequently filed on August 10, 2011.

Balance Sheet Presentation

As disclosed in the Company’s 2010 10-K, the Company now provides additional disclosure within the unaudited condensed consolidated balance sheet of:

•	the Group’s non-fiduciary balances; and

•	the further distinction between those assets and liabilities that are expected to be realized within or later than twelve months of the balance sheet date.

The Company believes this amended presentation better reflects the Company’s liquidity position and exposures to credit risk. Accordingly, the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2010 has been recast to conform with the new balance sheet presentation.

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

Recent Accounting Pronouncements

Fair Value Measurement and Disclosure

In May 2011, the Financial Accounting Standards Board (‘FASB’) issued Accounting Standards Update (‘ASU’) No. 2011 - 04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance was issued to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between US GAAP and International Financial Reporting Standards (‘IFRS’). The guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements.

This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively.

The Company is currently evaluating the impact that adoption of this guidance will have on the consolidated financial statements.

Other Comprehensive Income

In June 2011, the FASB issued ASU No. 2011 - 05, Presentation of Comprehensive Income to revise the manner in which entities present comprehensive income in their financial statements. These changes require that components of comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively, although early adoption is permitted.

ASU 2011-05 also requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. On November 8, 2011 the FASB exposed a proposal to defer this requirement. The proposed amendments would be effective at the same time as the amendments in Update 2011-05.

The Company is currently evaluating the impact that adoption of this guidance will have on the consolidated financial statements.

Goodwill impairment testing

In September 2011, the FASB issued ASU No. 2011 - 08, Intangibles — Goodwill and other: testing goodwill for impairment. The new guidance was issued to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.

This guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

Notes to the financial statements
(Unaudited)

3.  SALARIES AND BENEFITS EXPENSE
Severance Costs

As part of the Company’s 2011 Operational Review, the Company incurred severance costs of $61 million in the nine months ended September 30, 2011 (three months ended September 30, 2011: $6 million). These costs relate to approximately 800 positions that have been or are in the process of being eliminated.

$55 million of these severance costs for these employees were recognized pursuant to a one-time benefit arrangement, with the remaining $6 million recognized pursuant to the terms of employees’ existing benefit arrangements or employee arrangements. All of these costs have been recognized within salaries and benefits.

In addition to the severance incurred as part of the 2011 Operational Review, an additional charge of $3 million in the nine months ended September 30, 2011 (three months ended September 30, 2011: $1 million) was recognised within salaries and benefits relating to the write-off of retention awards held on the balance sheet for the approximately 800 positions that have been eliminated.

The Company’s severance liability under the 2011 Operational Review was:

September 30,
2011
(millions)

Balance at January 1, 2011	$—
Severance costs accrued	61
Cash payments	(41)
Foreign exchange	(1)

Balance at end of period	$19

It is estimated that a total of $80 million will be incurred under the 2011 Operational Review for severance throughout 2011 across the Group.

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

Severance costs also arise in the normal course of business and these charges amounted to a nominal amount in the nine months ended September 30, 2011 (2010: $14 million). These costs relate to approximately 70 positions (2010: 450 positions) that have been or are in the process of being eliminated. Of these costs, $nil was incurred in the three months ended September 30, 2011 (2010: $3 million).

Other Salaries and Benefits Expense

The Company also incurred other salaries and benefits costs as part of the 2011 Operational Review of $35 million in the nine months ended September 30, 2011 (three months ended September 30, 2011: $nil) relating primarily to the buy out of previously existing incentive schemes and other contractual arrangements.

Willis Group Holdings plc

3.	SALARIES AND BENEFITS EXPENSE (Continued)

Cash Retention Awards

As part of the Company’s incentive compensation, the Company makes annual cash retention awards to its employees. Employees must repay a proportionate amount of these awards if they voluntarily leave the Company’s employ (other than in the event of retirement or permanent disability) within a certain time period, currently up to three years. The Company makes cash payments to its employees in the year it grants these retention awards and recognizes these payments ratably over the period they are subject to repayment, beginning in the quarter in which the award is made. The unamortized portion of cash retention awards is recorded within Other Assets.

The following table sets out the amount of cash retention awards made and the related amortization of those awards for the three and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(millions)

Cash retention awards made	$2	$4	$208	$189
Amortization of cash retention awards included in salaries and benefits	48	28	136	88

Unamortized cash retention awards totaled $243 million as of September 30, 2011 (December 31, 2010: $173 million; September 30, 2010: $193 million).

4.  INCOME TAXES

The tables below reflect the components of the tax charge for the three and nine months ended September 30, 2011:

	Three months ended September 30, 2011
	Income		Effective
	before tax	Tax	tax rate
	(millions, except percentages)

Ordinary income taxed at estimated annual effective tax rate	$52	$(11)	22%
Tax adjustment relating to make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(1)	—%
Impact of reduction in UK tax rate on deferred tax balances	—	2	—%
Benefit derived from the reduction in estimate of annual effective tax rate applied to ordinary income of the prior two quarters	—	8	—%

As reported	$52	$(2)	4%

	Nine months ended September 30, 2011
	Income		Effective
	before tax	Tax	tax rate
	(millions, except percentages)

Ordinary income taxed at estimated annual effective tax rate	$369	$(82)	22%
Items where tax effect is treated discretely:
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	(171)	46	27%
Non-taxable gain on disposal of operations	4	—	—%
Impact of reduction in UK tax rate on deferred tax balances	—	2	—%

As reported	$202	$(34)	17%

Notes to the financial statements
(Unaudited)

4.	INCOME TAXES (Continued)

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

The estimated annual effective tax rate applicable to ordinary income of 22 percent includes the tax benefit of expenses relating to the 2011 Operational Review, which are generally relieved at a higher rate than the Company’s annual effective tax rate calculated excluding these expenses, and the impact of the UK Financial Services Authority (‘FSA’) regulatory fine for which no tax relief is available. After adjusting for the impact of these items, the estimated annual effective tax rate would have been approximately 24 percent.

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

At September 30, 2011, time-based and performance-based options to purchase 9.6 million and 7.5 million (September 30, 2010: 12.0 million and 8.5 million) shares, respectively, and 1.3 million restricted stock units (September 30, 2010: 1.6 million), respectively, were outstanding.

Basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(millions, except per share data)

Net income attributable to Willis Group Holdings	$60	$64	$179	$357

Basic weighted average number of shares outstanding	173	170	172	170
Dilutive effect of potentially issuable shares	3	1	3	1

Diluted weighted average number of shares outstanding	176	171	175	171

Basic earnings per share:
Net income attributable to Willis Group Holdings shareholders	$0.35	$0.38	$1.04	$2.10

Dilutive effect of potentially issuable shares	(0.01)	(0.01)	(0.02)	(0.01)

Diluted earnings per share:
Net income attributable to Willis Group Holdings shareholders	$0.34	$0.37	$1.02	$2.09

Options to purchase 4.7 million and 3.3 million shares for the three and nine months ended September 30, 2011 respectively were not included in the computation of the dilutive effect of stock options because the effect was antidilutive (three and nine months ended September 30, 2010: 13.4 million and 13.6 million shares respectively).

Willis Group Holdings plc

6.  PENSION PLANS

The components of the net periodic benefit cost of the UK, US and international defined benefit plans are as follows:

	Three months ended September 30,
	UK Pension		US Pension		Intl Pension
	Benefits		Benefits		Benefits
	2011	2010	2011	2010	2011	2010
			(millions)

Components of net periodic benefit cost:
Service cost	$8	$9	$—	$—	$2	$1
Interest cost	27	25	10	11	1	2
Expected return on plan assets	(40)	(35)	(11)	(11)	(2)	(1)
Amortization of unrecognized prior service gain	(2)	(1)	—	—	—	—
Amortization of unrecognized actuarial loss	8	9	1	1	—	—

Net periodic benefit cost	$1	$7	$—	$1	$1	$2

	Nine months ended September 30,
	UK Pension		US Pension		Intl Pension
	Benefits		Benefits		Benefits
	2011	2010	2011	2010	2011	2010
			(millions)

Components of net periodic benefit cost:
Service cost	$27	$27	$—	$—	$4	$4
Interest cost	80	74	31	31	5	6
Expected return on plan assets	(121)	(104)	(34)	(32)	(6)	(5)
Amortization of unrecognized prior service gain	(4)	(3)	—	—	—	—
Amortization of unrecognized actuarial loss	23	27	3	2	—	1

Net periodic benefit cost	$5	$21	$—	$1	$3	$6

As of September 30, 2011, the Company had made contributions of $69 million, $30 million and $6 million to the UK, US and international defined benefit pension plans (2010: $67 million, $30 million and $5 million), respectively. The Company expects to contribute a total of approximately $92 million to the UK defined benefit pension plan and $10 million to the international plans for the full year 2011 (inclusive of amounts contributed in the first nine months). No further contributions are expected to be made to the US plan in 2011.

7.  COMMITMENTS AND CONTINGENCIES

Debt Obligations and Facilities

Changes in the Company’s debt obligations are set out in Note 14 — ‘Debt’ to the Condensed Consolidated Financial Statements.

Guarantees

Guarantees issued by Willis Group Holdings and certain of its subsidiaries with respect to the senior notes are discussed in Note 19 — ‘Financial information for parent guarantor, other guarantor subsidiaries and non-guarantor subsidiaries’ and Note 20 — ‘Financial information for parent issuer, guarantor subsidiaries and non-guarantor subsidiaries’.

Notes to the financial statements
(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES (Continued)

The revolving credit facilities are fully and unconditionally guaranteed on a joint and several basis by Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA1 Limited, Trinity Acquisition plc, Willis Group Limited and Willis Group Holdings plc.

Other Contractual Obligations

In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP. As at September 30, 2011 there had been approximately $6 million of capital contributions.

In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As at September 30, 2011 there had been no capital contributions.

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

Willis Group Holdings plc

7.	COMMITMENTS AND CONTINGENCIES (Continued)

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

The Amended and Restated AOD specifically recognizes that the Company has substantially met its obligations under the Original AOD and ends many of the requirements previously imposed. It relieves the Company of a number of technical compliance obligations that have imposed significant administrative and financial burdens on its operations. The Amended and Restated AOD no longer limits the types of compensation the Company can receive and has lowered the compensation disclosure requirements. The Amended and Restated AOD requires the Company, among other things to: (i) in New York, and each of the other 49 states of the United States, the District of Columbia and U.S. territories, provide compensation disclosure that will, at a minimum, comply with the terms of the applicable regulations, as may be amended from time to time, or the provisions of the AOD that existed prior to the adoption of the Amended and Restated AOD; and (ii) maintain its compliance programs and continue to provide appropriate training to relevant employees in business ethics, professional obligations, conflicts of interest, and antitrust and trade practices compliance.

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

Contingent Compensation Class Action

Since August 2004, the Company and HRH (along with various other brokers and insurers) have been named as defendants in purported class actions in various courts across the United States. All of these actions have been consolidated into a single action in the US District Court for the District of New Jersey (‘MDL’). These actions allege that the brokers breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and participated in other improper activities. Plaintiffs seek monetary damages, including punitive damages, and certain equitable relief. In May 2011, the majority of defendants, including the Company and HRH, entered into a written settlement agreement with plaintiffs. On June 28, 2011, the Judge entered an Order granting preliminary approval to the settlement agreement. Notice of the settlement will be sent to all members of the class and each member will have the opportunity to opt out of the settlement and pursue its own individual claim against any defendant. A Fairness Hearing to decide if the settlement should be given final approval took place on September 14, 2011, but the Judge has not yet issued his decision on approval of the settlement. A total of 84 members of the class have opted out of the settlement. The amount of the proposed settlement to be paid by the Company and HRH is immaterial and was previously reserved.

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

Willis Group Holdings plc

7.	COMMITMENTS AND CONTINGENCIES (Continued)

Gender Discrimination Class Action

In December 2006, a purported class action was filed against the Company in the United States District Court, Southern District of New York, alleging that the Company discriminated against female officers and officer equivalent employees on the basis of their gender and seeking injunctive relief, monetary damages and attorneys’ fees and costs. In January 2011, the Company reached a monetary settlement with plaintiffs that resolves all individual and class claims. The amount of this settlement is not material. However, this matter cannot be formally and finally settled until the Court approves the settlement and until members of the class are given an opportunity to object to the terms of the settlement. The Court has given preliminary approval to the settlement. Notice of the settlement has been provided to the class members and the Court will hold a Fairness Hearing on December 12, 2011 to decide if final approval should be given to the settlement.

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

The six actions are as follows:

•	Troice, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:09-CV-01274-N, was filed on July 2, 2009 in the U.S. District Court for the Northern District of Texas against Willis Group Holdings plc, Willis of Colorado, Inc. and a Willis associate, among others. On April 1, 2010, plaintiffs filed the operative Third Amended Class Action Complaint individually and on behalf of a putative, worldwide class of Stanford investors, adding Willis Limited as a defendant and alleging claims under Texas statutory and common law and seeking damages in excess of $1 billion, punitive damages and costs. On May 2, 2011, the defendants filed motions to dismiss the Third Amended Class Action Complaint, arguing, inter alia, that the plaintiffs’ claims are precluded by the Securities Litigation Uniform Standards Act of 1998 (‘SLUSA’).

•	Ranni v. Willis of Colorado, Inc., et al., C.A. No. 09-22085, was filed on July 17, 2009 against Willis Group Holdings plc and Willis of Colorado, Inc. in the U.S. District Court for the Southern District of Florida. The complaint was filed on behalf of a putative class of Venezuelan and other South American Stanford investors and alleges claims under Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder) and Florida statutory and common law and seeks damages in an amount to be determined at trial. On October 6, 2009, Ranni was transferred, for

Notes to the financial statements
(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES (Continued)

consolidation or coordination with other Stanford-related actions (including Troice), to the Northern District of Texas by the U.S. Judicial Panel on Multidistrict Litigation (the ‘JPML’). The defendants have not yet responded to the complaint in Ranni.

•	Canabal, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:09-CV-01474-D, was filed on August 6, 2009 against Willis Group Holdings plc, Willis of Colorado, Inc. and the same Willis associate named as a defendant in Troice, among others, also in the Northern District of Texas. The complaint was filed individually and on behalf of a putative class of Venezuelan Stanford investors, alleged claims under Texas statutory and common law and sought damages in excess of $1 billion, punitive damages, attorneys’ fees and costs. On December 18, 2009, the parties in Troice and Canabal stipulated to the consolidation of those actions (under the Troice civil action number), and, on December 31, 2009, the plaintiffs in Canabal filed a notice of dismissal, dismissing the action without prejudice.

•	Rupert, et al. v. Winter, et al., Case No. 2009C115137, was filed on September 14, 2009 on behalf of 97 Stanford investors against Willis Group Holdings plc, Willis of Colorado, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). The complaint alleges claims under the Securities Act of 1933, Texas and Colorado statutory law and Texas common law and seeks special, consequential and treble damages of more than $300 million, attorneys’ fees and costs. On October 20, 2009, certain defendants, including Willis of Colorado, Inc., (i) removed Rupert to the U.S. District Court for the Western District of Texas, (ii) notified the JPML of the pendency of this related action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On April 1, 2010, the JPML issued a final transfer order for the transfer of Rupert to the Northern District of Texas, where it is currently pending. The defendants have not yet responded to the complaint in Rupert.

•	Casanova, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:10-CV-01862-O, was filed on September 16, 2010 on behalf of seven Stanford investors against Willis Group Holdings plc, Willis Limited, Willis of Colorado, Inc. and the same Willis associate, among others, also in the Northern District of Texas. The complaint alleges claims under Texas statutory and common law and seeks actual damages in excess of $5 million, punitive damages, attorneys’ fees and costs. The defendants have not yet responded to the complaint in Casanova.

•	Rishmague, et ano. v. Winter, et al., Case No. 2011CI02585, was filed on March 11, 2011 on behalf of two Stanford investors, individually and as representatives of certain trusts, against Willis Group Holdings plc, Willis of Colorado, Inc., Willis of Texas, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). The complaint alleges claims under Texas and Colorado statutory law and Texas common law and seeks special, consequential and treble damages of more than $37 million and attorneys’ fees and costs. On April 11, 2011, certain defendants, including Willis of Colorado, Inc., (i) removed Rishmague to the Western District of Texas, (ii) notified the JPML of the pendency of this related action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On August 8, 2011, the JPML issued a final transfer order for the transfer of Rishmague to the Northern District of Texas, where it is currently pending. The defendants have not yet responded to the complaint in Rishmague.

On May 10, 2011, the court presiding over the Stanford-related actions in the Northern District of Texas entered an order providing that it would consider the applicability of SLUSA to the Stanford-related actions based on the decision in a separate Stanford action not involving a Willis entity, Roland v. Green, Civil Action No. 3:10-CV-0224-N. On August 31, 2011, the court issued its decision in Roland, dismissing that action with prejudice under SLUSA. On September 23, 2011, the plaintiffs in Roland filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit, and, on October 6, 2011, they filed a motion in the Court of Appeals to expedite the appeal. On October 14, 2011, the Fifth Circuit granted the motion to expedite the appeal.

On October 26, 2011, the plaintiffs in Troice filed a notice of voluntary dismissal without prejudice with respect to those claims asserted in their Third Amended Class Action Complaint on an individual (i.e., non-class) basis.

On October 27, 2011, the court in Troice entered an order (i) dismissing with prejudice those claims asserted in the Third Amended Class Action Complaint on a class basis on the grounds set forth in the Roland decision discussed above and

Willis Group Holdings plc

7.	COMMITMENTS AND CONTINGENCIES (Continued)

(ii) dismissing without prejudice those claims asserted in the Third Amended Class Action Complaint on an individual basis. Also on October 27, 2011, the court entered a final judgment in the action.

Additional actions could be brought in the future by other investors in certificates of deposit issued by Stanford and its affiliates. The Company disputes these allegations and intends to defend itself vigorously against these actions. The outcomes of these actions, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

Regulatory Investigation

Given the increased interest expressed by US and UK regulators in the effectiveness of compliance controls relating to financial crime in our market sector in particular, we began a voluntary internal review of our policies and controls four years ago. This review includes analysis and advice from external experts on best practices, review of public regulatory decisions, and discussions with government regulators in the US and UK. In addition, during 2010 and 2011 the UK Financial Services Authority (the ‘FSA’) conducted an investigation of Willis Limited’s, our UK brokerage subsidiary, compliance systems and controls between 2005 and 2009. On July 21, 2011, we and the FSA announced a settlement under which the FSA concluded its investigation by assessing a £7 million ($11 million) fine on Willis Limited for lapses in its implementation and documentation of its controls to counter the risks of improper payments being made to non-FSA authorized overseas third parties engaged to help win business, particularly in high risk jurisdictions.

As a result of the FSA settlement, we are conducting a further internal review of all payments made between 2005 and 2009. We also continue to fully cooperate with our US regulators, however we are unable to predict at this time when our discussions with them will be concluded. We do not believe that this further internal review or our discussions with the US regulators will result in any material fines or sanctions, but there can be no assurance that any resolution will not have an adverse impact on our ability to conduct our business in certain jurisdictions. While we believe that our current systems and controls are adequate and in accordance with all applicable laws and regulations, we cannot assure that such systems and controls will prevent any violations of applicable laws and regulations.

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

At September 30, 2011, the Company had the following derivative financial instruments that were designated as cash flow hedges of interest rate risk:

		Notional	Fair
		Amount(i)	value
		(millions)

US dollar	Receive fixed-pay variable	$830	$13
Pounds sterling	Receive fixed-pay variable	243	3
Euro	Receive fixed-pay variable	163	1

(i)	Notional amounts represent US dollar equivalents translated at the spot rate as of September 30, 2011.

The Company’s operations are financed principally by $2,050 million fixed rate senior notes and $328 million under a 5-year term loan facility. Of the fixed rate senior notes, $350 million are due 2015, $300 million are due 2016, $600 million are due 2017, $300 million are due 2019 and $500 million are due 2021. At September 30, 2011, we had $nil outstanding under our $300 million revolving credit facility and $nil outstanding under both our $200 million facility and our $20 million UK facility which is solely for use by our main regulated UK entity in certain exceptional circumstances.

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

At September 30, 2011 and December 31, 2010, the Company’s interest rate swaps were all designated as hedging instruments.

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

Willis Group Holdings plc

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Foreign Currency Risk

The Company’s primary foreign exchange risks arise:

•	from changes in the exchange rate between US dollars and pounds sterling as its London market operations earn the majority of their revenues in US dollars and incur expenses predominantly in pounds sterling, and may also hold a significant net sterling asset or liability position on the balance sheet. In addition, the London market operations earn significant revenues in Euros and Japanese yen; and

•	from the translation into US dollars of the net income and net assets of its foreign subsidiaries, excluding the London market operations which are US dollar denominated.

The foreign exchange risks in its London market operations are hedged as follows:

•	to the extent that forecast pound sterling expenses exceed pound sterling revenues, the Company limits its exposure to this exchange rate risk by the use of forward contracts matched to specific, clearly identified cash outflows arising in the ordinary course of business;

•	to the extent the UK operations earn significant revenues in Euros and Japanese yen, the Company limits its exposure to changes in the exchange rate between the US dollar and these currencies by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods; and

•	to the extent that the net sterling asset or liability position in its London market operations relate to short-term cash flows, the Company limits its exposure by the use of forward purchases and sales. These forward purchases and sales are not effective hedges for accounting purposes.

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

At September 30, 2011 and December 31, 2010, the Company’s foreign currency contracts were all designated as hedging instruments except for those relating to short-term cash flows in its London market operations.

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for pounds sterling in the case of US dollars and US dollars for Euro and Japanese yen at September 30, 2011.

		Fair
	Sell(i)	value
	(millions)

US dollar	$281	$(1)
Euro	142	5
Japanese yen	58	(6)

(i)	Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

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

Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company’s concentrations of credit as of September 30, 2011.

Derivative Financial Instruments

The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at September 30, 2011 and December 31, 2010:

		Fair value
	Balance sheet	September 30,	December 31,
Derivative financial instruments designated as hedging instruments:	classification	2011	2010
		(millions)

Assets:
Interest rate swaps (cash flow hedges)	Other assets	$17	$17
Interest rate swaps (fair value hedges)	Other assets	25	14
Forward exchange contracts	Other assets	9	16

Total derivatives designated as hedging instruments		$51	$47

Liabilities:
Interest rate swaps (cash flow hedges)	Other liabilities	—	2
Forward exchange contracts	Other liabilities	11	10

Total derivatives designated as hedging instruments		$11	$12

Willis Group Holdings plc

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Cash Flow Hedges

The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for the three and nine months ended September 30, 2011 and 2010:

					Amount of
					gain (loss)
			Amount of		recognized
			gain (loss)		in income
	Amount of		reclassified		on derivative
	gain (loss)		from		(ineffective
	recognized		accumulated	Location of gain (loss)	hedges and
	in OCI(i)	Location of gain (loss)	OCI(i) into	recognized in income	ineffective
	on derivative	reclassified from	income	on derivative (ineffective	element of
Derivatives in cash flow	(effective	accumulated OCI(i) into	(effective	hedges and ineffective	effective
hedging relationships	element)	income (effective element)	element)	element of effective hedges)	hedges)
	(millions)		(millions)		(millions)

Three months ended September 30, 2011
Interest rate swaps	$8	Investment income	$(3)	Other operating expenses	$—
Forward exchange contracts	4	Other operating expenses	(5)	Interest expense	(2)

Total	$12		$(8)		$(2)

Three months ended September 30, 2010
Interest rate swaps	$7	Investment income	$(7)	Other operating expenses	$—
Forward exchange contracts	(3)	Other operating expenses	5	Interest expense	1

Total	$4		$(2)		$1

Nine months ended September 30, 2011
Interest rate swaps	$12	Investment income	$(11)	Other operating expenses	$—
Forward exchange contracts	(1)	Other operating expenses	(6)	Interest expense	(1)

Total	$11		$(17)		$(1)

Nine months ended September 30, 2010
Interest rate swaps	$18	Investment income	$(20)	Other operating expenses	$—
Forward exchange contracts	1	Other operating expenses	12	Interest expense	1

Total	$19		$(8)		$1

Amounts above shown gross of tax.

(i)	OCI means other comprehensive income.

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

At September 30, 2011 the Company estimates there will be $5 million of net derivative gains reclassified from accumulated comprehensive income into earnings within the next twelve months.

Notes to the financial statements
(Unaudited)

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Fair Value Hedges

The table below presents the effects of derivative financial instruments in fair value hedging relationships on the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010.

			Gain (loss)	Ineffectiveness
		Gain (loss)	recognized	recognized in
	Hedged item in fair value	recognized	for hedged	interest
Derivatives in fair value hedging relationships	hedging relationship	for derivative	item	expense
			(millions)

Three months ended September 30, 2011
Interest rate swaps	5.625% senior notes due 2015	$4	$(6)	$2

Three months ended September 30, 2010
Interest rate swaps	5.625% senior notes due 2015	$10	$(10)	$—

Nine months ended September 30, 2011
Interest rate swaps	5.625% senior notes due 2015	$9	$(10)	$1

Nine months ended September 30, 2010
Interest rate swaps	5.625% senior notes due 2015	$24	$(24)	$—

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

9.	FAIR VALUE MEASUREMENT

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2011
	Quoted
	prices in
	active
	markets	Significant	Significant
	for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	Level 1	Level 2	Level 3	Total
	(millions)

Assets at fair value:
Cash and cash equivalents	$363	$—	$—	$363
Fiduciary funds—restricted (included within Fiduciary assets)	1,829	—	—	1,829
Derivative financial instruments	—	51	—	51

Total assets	$2,192	$51	$—	$2,243

Liabilities at fair value:
Derivative financial instruments	$—	$11	$—	$11
Changes in fair value of hedged debt(i)	—	22	—	22

Total liabilities	$—	$33	$—	$33

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

Willis Group Holdings plc

9.	FAIR VALUE MEASUREMENT (Continued)

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

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(millions)

Assets:
Cash and cash equivalents	$363	$363	$316	$316
Fiduciary funds—restricted (included within Fiduciary assets)	1,829	1,829	1,764	1,764
Derivative financial instruments	51	51	47	47
Liabilities:
Short-term debt	$114	$114	$110	$110
Long-term debt	2,285	2,410	2,157	2,450
Derivative financial instruments	11	11	12	12

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

Cash and cash equivalents—The estimated fair value of these financial instruments approximates their carrying values due to their short maturities.

Fiduciary funds-restricted—Fair values are based on quoted market values.

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

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2011 and the year ended December 31, 2010 are as follows:

		North
	Global	America	International	Total
	(millions)

Balance at January 1, 2010	$1,065	$1,780	$432	$3,277
Purchase price allocation adjustments	—	6	—	6
Other movements(i)	—	(3)	—	(3)
Foreign exchange	(2)	—	16	14

Balance at December 31, 2010	$1,063	$1,783	$448	$3,294
Acquisitions	—	—	2	2
Purchase price allocation adjustments	—	—	2	2
Other movements(i)(ii)	60	(1)	(61)	(2)
Foreign exchange	—	—	1	1

Balance at September 30, 2011	$1,123	$1,782	$392	$3,297

(i)	North America — $2 million (2010: $3 million) tax benefit arising on the exercise of fully vested HRH stock options which were issued as part of the acquisition of HRH in 2008.

(ii)	Effective January 1, 2011, the Company changed its internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global segment; and Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of these changes, goodwill of $60 million has been reallocated from the International segment into the Global segment for Global Markets International, and $1 million has been reallocated from the International segment into the North America segment for Mexico Retail. Goodwill has been reallocated between segments using the relative fair value allocation approach.

11.	OTHER INTANGIBLE ASSETS, NET

Other intangible assets are classified into the following categories:

•	‘Customer and Marketing Related’, including:

•	client relationships;

•	client lists;

•	non-compete agreements;

•	trade names; and

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.

Willis Group Holdings plc

11.	OTHER INTANGIBLE ASSETS, NET (Continued)

The major classes of amortizable intangible assets are as follows:

	September 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	(millions)

Customer and Marketing Related:
Client Relationships	$696	$(259)	$437	$695	$(207)	$488
Client Lists	8	(7)	1	9	(7)	2
Non-compete Agreements	36	(36)	—	36	(36)	—
Trade Names	11	(10)	1	11	(10)	1

Total Customer and Marketing Related	751	(312)	439	751	(260)	491

Contract based, Technology and Other	4	(3)	1	4	(3)	1

Total amortizable intangible assets	$755	$(315)	$440	$755	$(263)	$492

The aggregate amortization of intangible assets for the nine months ended September 30, 2011 was $52 million (2010: $64 million), of which $18 million was recognized in the three months ended September 30, 2011 (2010: $22 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

	Remainder of
	2011	2012	2013	2014	2015	Thereafter	Total
	(millions)

Amortization of intangible assets	$17	$61	$53	$45	$38	$226	$440

Notes to the financial statements
(Unaudited)

12.	OTHER ASSETS

An analysis of other assets is as follows:

	September 30,	December 31,
	2011	2010
	(millions)

Other current assets
Unamortized cash retention awards	$132	$125
Prepayments and accrued income	63	73
Derivatives	11	17
Debt issuance costs	8	8
Income tax receivable	66	69
Other receivables	35	48

Total other current assets	$315	$340

Other non-current assets
Unamortized cash retention awards	$111	$48
Deferred compensation plan assets	111	114
Prepayments and accrued income	24	—
Debt issuance costs	16	27
Derivatives	40	30
Income taxes receivable	11	—
Other receivables	26	14

Total other non-current assets	$339	$233

Total other assets	$654	$573

Willis Group Holdings plc

13.	OTHER LIABILITIES

An analysis of other liabilities is as follows:

	September 30,	December 31,
	2011	2010
	(millions)

Other current liabilities
Other taxes payable	$48	$41
Accounts payable	62	39
Accrued dividends payable	45	46
Accrued interest payable	7	21
Derivatives	7	6
Other payables	105	113

Total other current liabilities	$274	$266

Other non-current liabilities
Incentives from lessors	$161	$150
Deferred compensation plan liability	111	120
Capital lease obligation	27	23
Derivatives	4	6
Other payables	59	48

Total other non-current liabilities	$362	$347

Total other liabilities	$636	$613

14.	DEBT

Short-term debt and current portion of the long-term debt consists of the following:

	September 30,	December 31,
	2011	2010
	(millions)

Current portion of 5-year term loan facility	$110	$110
6.000% loan notes due 2012	4	—

	$114	$110

Notes to the financial statements
(Unaudited)

14.	DEBT (Continued)

Long-term debt consists of the following:

	September 30,	December 31,
	2011	2010
	(millions)

5-year term loan facility	$218	$301
Revolving $300 million credit facility	—	90
6.000% loan notes due 2012	—	4
5.625% senior notes due 2015	350	350
Fair value adjustment on 5.625% senior notes due 2015	22	12
12.875% senior notes due 2016	—	500
4.125% senior notes due 2016	299	—
6.200% senior notes due 2017	600	600
7.000% senior notes due 2019	300	300
5.750% senior notes due 2021	496	—

	$2,285	$2,157

The 5-year term loan facility bears interest at LIBOR plus 2.250% and is repayable at $27 million per quarter, with a final payment of $115 million currently due in the fourth quarter of 2013.

In 2011, the Company issued $300 million of 4.125% senior notes due 2016 and $500 million of 5.750% senior notes due 2021. The effective interest rates of these senior notes are 4.240% and 5.871% respectively, which include the impact of the discount upon issuance. The proceeds were used to repurchase and redeem $500 million of 12.875% senior notes due 2016 including a make-whole payment (representing a slight discount to the contractual make-whole amount) of $158 million. Following the repurchase the Company wrote off $13 million of unamortized debt issuance costs.

15.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Nine months ended
	September 30,
	2011	2010
	(millions)

Supplemental disclosures of cash flow information:
Cash (receipts) payments for income taxes, net	$(6)	$80
Cash payments for interest	120	141

Supplemental disclosures of non-cash flow investing and financing activities:
Write-off of unamortized debt issuance costs	$(13)	$—

Acquisitions:
Fair value of assets acquired	$3	$2
Less: Liabilities assumed	—	—

Net assets acquired, net of cash acquired	$3	$2

Willis Group Holdings plc

16.	COMPREHENSIVE INCOME

a) The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(millions)		(millions)

Net income	$60	$65	$191	$367
Other comprehensive income, net of tax:
Foreign currency translation adjustment (net of tax of $nil, $nil, $nil and $nil)	(73)	30	(8)	(5)
Pension funding adjustment (net of tax of $(5) million, $(2) million, $(6) million and $(7) million)	19	7	14	19
Net gain (loss) on derivative instruments (net of tax of $(1) million, $(1) million, $2 million and $(3) million)	3	1	(4)	8

Other comprehensive income (net of tax of $(6) million, $(3) million, $(4) million and $(10) million)	(51)	38	2	22

Comprehensive income	9	103	193	389
Noncontrolling interest	—	(1)	(12)	(10)

Comprehensive income attributable to Willis Group Holdings	$9	$102	$181	$379

b) The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 30,	December 31,
	2011	2010
	(millions)

Net foreign currency translation adjustment	$(60)	$(52)
Pension funding adjustment	(489)	(503)
Net unrealized gain on derivative instruments	10	14

Accumulated other comprehensive loss, attributable to Willis Group Holdings, net of tax	$(539)	$(541)

Notes to the financial statements
(Unaudited)

17.	EQUITY AND NONCONTROLLING INTERESTS

The components of stockholders’ equity and noncontrolling interests are as follows:

	September 30, 2011			September 30, 2010
	Willis			Willis
	Group			Group
	Holdings	Noncontrolling	Total	Holdings	Noncontrolling	Total
	stockholders	interests	equity	stockholders	interests	equity
	(millions)

Balance at beginning of period	$2,577	$31	$2,608	$2,180	$49	$2,229
Comprehensive income:
Net income	179	12	191	357	10	367
Other comprehensive income, net of tax	2	—	2	22	—	22

Comprehensive income	181	12	193	379	10	389
Dividends	(135)	(13)	(148)	(133)	(24)	(157)
Additional paid-in capital	65	—	65	44	—	44
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	(6)	(6)
Foreign currency translation	—	(1)	(1)	—	(1)	(1)

Balance at end of period	$2,688	$29	$2,717	$2,470	$28	$2,498

The effects of changes in Willis Group Holdings ownership interest in its subsidiaries on equity are as follows:

	September 30,	September 30,
	2011	2010
	(millions)

Net income attributable to Willis Group Holdings	$179	$357

Transfers from noncontrolling interest:
Decrease in Willis Group Holdings paid-in capital for purchase of noncontrolling interests	—	(19)

Net transfers to noncontrolling interests	—	(19)

Change from net income attributable to Willis Group Holdings and transfers from noncontrolling interests	$179	$338

Willis Group Holdings plc

18.	SEGMENT INFORMATION

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

The accounting policies of the operating segments are consistent with those described in Note 2—Basis of Presentation and Significant Accounting Policies to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.

Effective January 1, 2011, the Company changed its internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global segment. In addition, Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. Comparative data has been adjusted accordingly.

Selected information regarding the Company’s operating segments is as follows:

	Three months ended September 30, 2011
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
	(millions)

Global	$236	$1	$—	$237	$5	$53	$—
North America	316	2	—	318	8	62	—
International	203	4	—	207	4	4	10

Total Retail	519	6	—	525	12	66	10

Total Operating Segments	755	7	—	762	17	119	10
Corporate and Other(ii)	—	—	—	—	18	(29)	—

Total Consolidated	$755	$7	$—	$762	$35	$90	$10

Notes to the financial statements
(Unaudited)

18.	SEGMENT INFORMATION (Continued)

	Three months ended September 30, 2010(i)
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
			(millions)

Global	$210	$2	$—	$212	$4	$49	$—
North America	330	4	—	334	5	71	—
International	183	4	—	187	5	8	9

Total Retail	513	8	—	521	10	79	9

Total Operating Segments	723	10	—	733	14	128	9
Corporate and Other(ii)	—	—	—	—	22	(22)	—

Total Consolidated	$723	$10	$—	$733	$36	$106	$9

(i)	Effective January 1, 2011, the Company changed its internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global segment. In addition, Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of these changes, third quarter 2010 revenues of $31 million, previously allocated to our International segment, have been included in Global: $29 million; and North America: $2 million. Operating income of $13 million previously allocated to our International segment has been included in Global: $13 million; and North America: $nil.

(ii)	Corporate and Other includes the following:

	Three months ended
	September 30,
	2011	2010
	(millions)

Amortization of intangible assets	$(18)	$(22)
Foreign exchange hedging	3	(2)
Foreign exchange on the UK pension plan asset	(1)	(4)
Net gain on disposal of operations	—	—
2011 Operational Review	(15)	—
Release of previously established reserve	—	7
Other(a)	2	(1)

Total Corporate and Other	$(29)	$(22)

(a)	For the three months ended September 30, 2011, other includes $5 million from the release of funds related to potential legal liabilities

	Nine months ended September 30, 2011
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
	(millions)

Global	$865	$7	$—	$872	$17	$317	$—
North America	998	5	1	1,004	20	208	—
International	746	11	—	757	14	146	23

Total Retail	1,744	16	1	1,761	34	354	23

Total Operating Segments	2,609	23	1	2,633	51	671	23
Corporate and Other(ii)	—	—	—	—	57	(186)	—

Total Consolidated	$2,609	$23	$1	$2,633	$108	$485	$23

Willis Group Holdings plc

18.	SEGMENT INFORMATION (Continued)

	Nine months ended September 30, 2010(i)
							Interest in
					Depreciation		Earnings of
	Commissions	Investment	Other	Total	and	Operating	Associates,
	and Fees	Income	Income	Revenues	Amortization	Income	net of tax
	(millions)

Global	$790	$7	$—	$797	$13	$290	$—
North America	1,023	12	—	1,035	17	232	—
International	662	10	—	672	15	136	27

Total Retail	1,685	22	—	1,707	32	368	27

Total Operating Segments	2,475	29	—	2,504	45	658	27
Corporate and Other(ii)	—	—	—	—	64	(82)	—

Total Consolidated	$2,475	$29	$—	$2,504	$109	$576	$27

(i)	Effective January 1, 2011, the Company changed its internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global segment. In addition, Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of these changes, total revenues for the nine months ended September 30, 2010 of $101 million, previously allocated to our International segment, have been included in Global: $94 million; and North America: $7 million. Operating income of $47 million previously allocated to our International segment has been included in Global: $47 million; and North America: $nil.

(ii)	Corporate and Other includes the following:

	Nine months ended
	September 30,
	2011	2010
	(millions)

Amortization of intangible assets	$(52)	$(64)
Foreign exchange hedging	5	(8)
Foreign exchange on the UK pension plan asset	—	2
Net gain (loss) on disposal of operations	4	(2)
2011 Operational Review	(130)	—
Release of previously established legal reserve	—	7
FSA Regulatory settlement	(11)	—
Venezuela currency devaluation	—	(12)
Other(a)	(2)	(5)

Total Corporate and Other	$(186)	$(82)

(a)	For the nine months ended September 30, 2011, other includes $11 million from the release of funds related to potential legal liabilities

The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income before income taxes and interest in earnings of associates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
		(millions)

Total consolidated operating income	$90	$106	$485	$576
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	—	(171)	—
Interest expense	(38)	(40)	(112)	(124)

Income before income taxes and interest in earnings of associates	$52	$66	$202	$452

Notes to the financial statements
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

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

The entities included in the Other Guarantors column as of September 30, 2011 and December 31, 2010 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc and Willis Group Limited.

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2011
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
			(millions)

REVENUES
Commissions and fees	$—	$—	$—	$755	$—	$755
Investment income	—	2	—	7	(2)	7
Other income	—	—	—	—	—	—

Total revenues	—	2	—	762	(2)	762

EXPENSES
Salaries and benefits	—	—	—	(493)	3	(490)
Other operating expenses	(9)	8	(41)	(101)	(4)	(147)
Depreciation expense	—	—	(3)	(14)	—	(17)
Amortization of intangible assets	—	—	—	(18)	—	(18)
Net gain on disposal of operations	—	—	—	1	(1)	—

Total expenses	(9)	8	(44)	(625)	(2)	(672)

OPERATING (LOSS) INCOME	(9)	10	(44)	137	(4)	90
Investment income from Group undertakings	—	726	60	80	(866)	—
Interest expense	(11)	(63)	(39)	(50)	125	(38)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(20)	673	(23)	167	(745)	52
Income taxes	5	(3)	6	(20)	10	(2)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(15)	670	(17)	147	(735)	50
Interest in earnings of associates, net of tax	—	—	—	8	2	10

NET (LOSS) INCOME	(15)	670	(17)	155	(733)	60
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—
EQUITY ACCOUNT FOR SUBSIDIARIES	75	(605)	16	—	514	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$60	$65	$(1)	$155	$(219)	$60

Notes to the financial statements
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
			(millions)

REVENUES
Commissions and fees	$—	$—	$—	$723	$—	$723
Investment income	—	2	1	9	(2)	10
Other income	—	—	—	—	—	—

Total revenues	—	2	1	732	(2)	733

EXPENSES
Salaries and benefits	—	—	—	(463)	1	(462)
Other operating expenses	(227)	19	(20)	81	18	(129)
Depreciation expense	—	—	(3)	(11)	—	(14)
Amortization of intangible assets	—	—	—	(22)	—	(22)
Net loss on disposal of operations	(347)	—	—	(2,088)	2,435	—

Total expenses	(574)	19	(23)	(2,503)	2,454	(627)

OPERATING (LOSS) INCOME	(574)	21	(22)	(1,771)	2,452	106
Investment income from Group undertakings	—	113	58	52	(223)	—
Interest expense	—	(109)	(51)	(63)	183	(40)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(574)	25	(15)	(1,782)	2,412	66
Income taxes	—	13	11	(4)	(30)	(10)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(574)	38	(4)	(1,786)	2,382	56
Interest in earnings of associates, net of tax	—	—	—	8	1	9

NET (LOSS) INCOME	(574)	38	(4)	(1,778)	2,383	65
Less: Net income attributable to noncontrolling interests	—	—	—	1	(2)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	638	56	26	—	(720)	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$64	$94	$22	$(1,777)	$1,661	$64

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2011
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
			(millions)

REVENUES
Commissions and fees	$—	$—	$—	$2,609	$—	$2,609
Investment income	—	8	1	22	(8)	23
Other income	—	—	—	24	(23)	1

Total revenues	—	8	1	2,655	(31)	2,633

EXPENSES
Salaries and benefits	—	—	—	(1,609)	29	(1,580)
Other operating expenses	(8)	33	(134)	(354)	(1)	(464)
Depreciation expense	—	—	(10)	(46)	—	(56)
Amortization of intangible assets	—	—	—	(57)	5	(52)
Net gain on disposal of operations	—	—	—	7	(3)	4

Total expenses	(8)	33	(144)	(2,059)	30	(2,148)

OPERATING (LOSS) INCOME	(8)	41	(143)	596	(1)	485
Investment income from Group undertakings	35	944	233	113	(1,325)	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—	—	—	(171)
Interest expense	(23)	(188)	(112)	(258)	469	(112)

INCOME (LOSS) BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	4	626	(22)	451	(857)	202
Income taxes	7	42	20	(109)	6	(34)

INCOME (LOSS) BEFORE INTEREST IN EARNINGS OF ASSOCIATES	11	668	(2)	342	(851)	168
Interest in earnings of associates, net of tax	—	—	—	17	6	23

NET INCOME (LOSS)	11	668	(2)	359	(845)	191
Less: Net income attributable to noncontrolling interests	—	—	—	(12)	—	(12)
EQUITY ACCOUNT FOR SUBSIDIARIES	168	(472)	(21)	—	325	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$179	$196	$(23)	$347	$(520)	$179

Notes to the financial statements
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2010
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$—	$2,475	$—	$2,475
Investment income	—	7	2	27	(7)	29
Other income	—	—	—	—	—	—

Total revenues	—	7	2	2,502	(7)	2,504

EXPENSES
Salaries and benefits	—	—	—	(1,420)	16	(1,404)
Other operating expenses	338	(7)	(79)	(649)	(16)	(413)
Depreciation expense	—	—	(7)	(38)	—	(45)
Amortization of intangible assets	—	—	—	(64)	—	(64)
Net (loss) gain on disposal of operations	(347)	—	—	347	(2)	(2)

Total expenses	(9)	(7)	(86)	(1,824)	(2)	(1,928)

OPERATING (LOSS) INCOME	(9)	—	(84)	678	(9)	576
Investment income from Group undertakings	—	664	231	540	(1,435)	—
Interest expense	—	(320)	(131)	(274)	601	(124)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	344	16	944	(843)	452
Income taxes	—	9	20	(123)	(18)	(112)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	353	36	821	(861)	340
Interest in earnings of associates, net of tax	—	—	—	22	5	27

NET (LOSS) INCOME	(9)	353	36	843	(856)	367
Less: Net income attributable to noncontrolling interests	—	—	—	(2)	(8)	(10)
EQUITY ACCOUNT FOR SUBSIDIARIES	366	9	(4)	—	(371)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$357	$362	$32	$841	$(1,235)	$357

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at September 30, 2011
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
			(millions)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2	$—	$122	$239	$—	$363
Accounts receivable, net	—	—	—	884	27	911
Fiduciary assets	—	—	—	10,768	(678)	10,090
Deferred tax assets	—	—	—	21	—	21
Other current assets	7	126	51	415	(284)	315

Total current assets	9	126	173	12,327	(935)	11,700

Investments in subsidiaries	(880)	3,952	1,445	3,854	(8,371)	—
Amounts owed by (to) Group undertakings	4,396	(5,085)	781	(92)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	—	58	330	(1)	387
Goodwill	—	—	—	1,697	1,600	3,297
Other intangible assets, net	—	—	—	456	(16)	440
Investments in associates	—	—	—	(35)	221	186
Deferred tax assets	—	—	—	6	(1)	5
Pension benefits asset	—	—	—	261	—	261
Other non-current assets	6	147	49	137	—	339

Total non-current assets	6	147	107	2,852	1,803	4,915

TOTAL ASSETS	$3,531	$(860)	$2,506	$18,941	$(7,503)	$16,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$10,768	$(678)	$10,090
Deferred revenue and accrued expenses	1	—	—	286	—	287
Income taxes payable	—	60	—	101	(123)	38
Short-term debt and current portion of long-term debt	—	—	110	4	—	114
Deferred tax liabilities	—	—	—	17	—	17
Other current liabilities	48	6	39	212	(31)	274

Total current liabilities	49	66	149	11,388	(832)	10,820

NON-CURRENT LIABILITIES
Long-term debt	794	—	1,491	—	—	2,285
Liabilities for pension benefits	—	—	—	128	—	128
Deferred tax liabilities	—	4	37	83	—	124
Provisions for liabilities	—	—	—	182	(3)	179
Other non-current liabilities	—	9	10	343	—	362

Total non-current liabilities	794	13	1,538	736	(3)	3,078

TOTAL LIABILITIES	$843	$79	$1,687	$12,124	$(835)	$13,898

EQUITY
Total Willis Group Holdings stockholders’ equity	2,688	(939)	819	6,788	(6,668)	2,688
Noncontrolling interests	—	—	—	29	—	29

Total equity	2,688	(939)	819	6,817	(6,668)	2,717

TOTAL LIABILITIES AND EQUITY	$3,531	$(860)	$2,506	$18,941	$(7,503)	$16,615

Notes to the financial statements
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2010
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
			(millions)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—	$76	$240	$—	$316
Accounts receivable, net	2	—	—	809	28	839
Fiduciary assets	—	—	—	10,167	(598)	9,569
Deferred tax assets	—	—	1	35	—	36
Other current assets	—	23	57	293	(33)	340

Total current assets	2	23	134	11,544	(603)	11,100

Investments in subsidiaries	(1,039)	3,814	1,455	3,855	(8,085)	—
Amounts owed by (to) Group undertakings	3,659	(4,590)	1,002	(71)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	—	52	330	(1)	381
Goodwill	—	—	—	1,696	1,598	3,294
Other intangible assets, net	—	—	—	492	—	492
Investments in associates	—	—	—	(51)	212	161
Deferred tax assets	—	—	—	7	—	7
Pension benefits asset	—	—	—	179	—	179
Other non-current assets	—	166	41	149	(123)	233

Total non-current assets	—	166	93	2,802	1,686	4,747

TOTAL ASSETS	$2,622	$(587)	$2,684	$18,130	$(7,002)	$15,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$10,167	$(598)	$9,569
Deferred revenue and accrued expenses	1	—	—	297	—	298
Income taxes payable	—	—	—	69	(12)	57
Short-term debt and current portion of long-term debt	—	—	110	—	—	110
Deferred tax liabilities	—	3	1	5	—	9
Other current liabilities	44	15	38	189	(20)	266

Total current liabilities	45	18	149	10,727	(630)	10,309

NON-CURRENT LIABILITIES
Long-term debt	—	500	1,653	4	—	2,157
Liabilities for pension benefits	—	—	—	164	—	164
Deferred tax liabilities	—	3	26	54	—	83
Provisions for liabilities	—	—	—	183	(4)	179
Other non-current liabilities	—	10	16	321	—	347

Total non-current liabilities	—	513	1,695	726	(4)	2,930

TOTAL LIABILITIES	$45	$531	$1,844	$11,453	$(634)	$13,239

EQUITY
Total Willis Group Holdings stockholders’ equity	2,577	(1,118)	840	6,646	(6,368)	2,577
Noncontrolling interests	—	—	—	31	—	31

Total equity	2,577	(1,118)	840	6,677	(6,368)	2,608

TOTAL LIABILITIES AND EQUITY	$2,622	$(587)	$2,684	$18,130	$(7,002)	$15,847

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2011
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
			(millions)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(31)	$112	$19	$1,061	$(889)	$272

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	10	—	10
Additions to fixed assets	—	—	(17)	(54)	—	(71)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(5)	—	(5)
Acquisitions of investments in associates	—	—	—	(2)	—	(2)
Investment in Trident V Parallel Fund, LP	—	—	—	(4)	—	(4)

Net cash used in investing activities	—	—	(17)	(55)	—	(72)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of revolving credit facility	—	—	(90)	—	—	(90)
Senior notes issued	794	—	—	—	—	794
Debt issuance costs	(7)	—	—	—	—	(7)
Repayments of debt	—	(500)	(82)	—	—	(582)
Make-whole on repurchase and redemption of senior notes	—	(158)	—	—	—	(158)
Proceeds from issue of shares	46	—	—	—	—	46
Amounts owed by and to Group undertakings	(664)	554	216	(106)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(136)	—	—	(889)	889	(136)
Acquisition of noncontrolling interests	—	(8)	—	(1)	—	(9)
Dividends paid to noncontrolling interests	—	—	—	(13)	—	(13)

Net cash provided by (used in) financing activities	33	(112)	44	(1,004)	889	(150)

INCREASE IN CASH AND CASH EQUIVALENTS	2	—	46	2	—	50
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3)	—	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	76	240	—	316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2	$—	$122	$239	$—	$363

Notes to the financial statements
(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2010(i)
	Willis
	Group	The Other			Consolidating
	Holdings	Guarantors	The Issuer	Other	adjustments	Consolidated
			(millions)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(9)	$341	$15	$722	$(821)	$248

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	6	—	6
Additions to fixed assets	—	—	(20)	(39)	—	(59)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(20)	—	(20)
Investment in Trident V Parallel Fund, LP	—	—	—	(2)	—	(2)
Acquisitions of investments in associates	—	—	—	(1)	—	(1)

Net cash used in investing activities	—	—	(20)	(56)	—	(76)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	95	—	—	95
Repayments of debt	—	—	(171)	(10)	—	(181)
Proceeds from issue of shares	26	—	—	—	—	26
Amounts owed by (to) Group undertakings	71	(209)	51	87	—	—
Dividends paid	(88)	(132)	—	(733)	821	(132)
Acquisition of noncontrolling interests	—	—	—	(10)	—	(10)
Dividends paid to noncontrolling interests	—	—	—	(24)	—	(24)

Net cash provided by (used in) financing activities	9	(341)	(25)	(690)	821	(226)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(30)	(24)	—	(54)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	104	117	—	221

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$74	$85	$—	$159

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

The entities included in the Guarantors column as of September 30, 2011 and December 31, 2010 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America.

Notes to the financial statements
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2011
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$755	$—	$755
Investment income	—	2	7	(2)	7
Other income	—	—	—	—	—

Total revenues	—	2	762	(2)	762

EXPENSES
Salaries and benefits	—	—	(493)	3	(490)
Other operating expenses	(9)	(33)	(101)	(4)	(147)
Depreciation expense	—	(3)	(14)	—	(17)
Amortization of intangible assets	—	—	(18)	—	(18)
Net gain on disposal	—	—	1	(1)	—

Total expenses	(9)	(36)	(625)	(2)	(672)

OPERATING (LOSS) INCOME	(9)	(34)	137	(4)	90
Investment income from Group undertakings	—	786	80	(866)	—
Interest expense	(11)	(102)	(50)	125	(38)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(20)	650	167	(745)	52
Income taxes	5	3	(20)	10	(2)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(15)	653	147	(735)	50
Interest in earnings of associates, net of tax	—	—	8	2	10

NET (LOSS) INCOME	(15)	653	155	(733)	60
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
EQUITY ACCOUNT FOR SUBSIDIARIES	75	(588)	—	513	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$60	$65	$155	$(220)	$60

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2010
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$723	$—	$723
Investment income	—	3	9	(2)	10
Other income	—	—	—	—	—

Total revenues	—	3	732	(2)	733

EXPENSES
Salaries and benefits	—	—	(463)	1	(462)
Other operating expenses	(227)	(1)	81	18	(129)
Depreciation expense	—	(3)	(11)	—	(14)
Amortization of intangible assets	—	—	(22)	—	(22)
Net loss on disposal of operations	(347)	—	(2,088)	2,435	—

Total expenses	(574)	(4)	(2,503)	2,454	(627)

OPERATING (LOSS) INCOME	(574)	(1)	(1,771)	2,452	106
Investment income from Group undertakings	—	171	52	(223)	—
Interest expense	—	(160)	(63)	183	(40)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(574)	10	(1,782)	2,412	66
Income taxes	—	24	(4)	(30)	(10)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(574)	34	(1,786)	2,382	56
Interest in earnings of associates, net of tax	—	—	8	1	9

NET (LOSS) INCOME	(574)	34	(1,778)	2,383	65
Less: Net income attributable to noncontrolling interests	—	—	1	(2)	(1)
EQUITY ACCOUNT FOR SUBSIDIARIES	638	60	—	(698)	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$64	$94	$(1,777)	$1,683	$64

Notes to the financial statements
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2011
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$2,609	$—	$2,609
Investment income	—	9	22	(8)	23
Other income	—	—	24	(23)	1

Total revenues	—	9	2,655	(31)	2,633

EXPENSES
Salaries and benefits	—	—	(1,609)	29	(1,580)
Other operating expenses	(8)	(101)	(354)	(1)	(464)
Depreciation expense	—	(10)	(46)	—	(56)
Amortization of intangible assets	—	—	(57)	5	(52)
Net gain on disposal of operations	—	—	7	(3)	4

Total expenses	(8)	(111)	(2,059)	30	(2,148)

OPERATING (LOSS) INCOME	(8)	(102)	596	(1)	485
Investment income from Group undertakings	35	1,177	113	(1,325)	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—	—	(171)
Interest expense	(23)	(300)	(258)	469	(112)

INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	4	604	451	(857)	202
Income taxes	7	62	(109)	6	(34)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	11	666	342	(851)	168
Interest in earnings of associates, net of tax	—	—	17	6	23

NET INCOME	11	666	359	(845)	191
Less: Net income attributable to noncontrolling interests	—	—	(12)	—	(12)
EQUITY ACCOUNT FOR SUBSIDIARIES	168	(470)	—	302	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$179	$196	$347	$(543)	$179

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2010
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$2,475	$—	$2,475
Investment income	—	9	27	(7)	29
Other income	—	—	—	—	—

Total revenues	—	9	2,502	(7)	2,504

EXPENSES
Salaries and benefits	—	—	(1,420)	16	(1,404)
Other operating expenses	338	(86)	(649)	(16)	(413)
Depreciation expense	—	(7)	(38)	—	(45)
Amortization of intangible assets	—	—	(64)	—	(64)
Net (loss) gain on disposal of operations	(347)	—	347	(2)	(2)

Total expenses	(9)	(93)	(1,824)	(2)	(1,928)

OPERATING (LOSS) INCOME	(9)	(84)	678	(9)	576
Investment income from Group undertakings	—	895	540	(1,435)	—
Interest expense	—	(451)	(274)	601	(124)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	360	944	(843)	452
Income taxes	—	29	(123)	(18)	(112)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	389	821	(861)	340
Interest in earnings of associates, net of tax	—	—	22	5	27

NET (LOSS) INCOME	(9)	389	843	(856)	367
Less: Net income attributable to noncontrolling interests	—	—	(2)	(8)	(10)
EQUITY ACCOUNT FOR SUBSIDIARIES	366	(28)	—	(338)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$357	$361	$841	$—	$357

Notes to the financial statements
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at September 30, 2011
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2	$122	$239	$—	$363
Accounts receivable, net	—	—	884	27	911
Fiduciary assets	—	—	10,768	(678)	10,090
Deferred tax assets	—	—	21	—	21
Other current assets	7	177	415	(284)	315

Total current assets	9	299	12,327	(935)	11,700

Investments in subsidiaries	(880)	4,578	3,854	(7,552)	—
Amounts owed by (to) Group undertakings	4,396	(4,304)	(92)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	58	330	(1)	387
Goodwill	—	—	1,697	1,600	3,297
Other intangible assets, net	—	—	456	(16)	440
Investments in associates	—	—	(35)	221	186
Deferred tax assets	—	—	6	(1)	5
Pension benefits asset	—	—	261	—	261
Other non-current assets	6	196	137	—	339

Total non-current assets	6	254	2,852	1,803	4,915

TOTAL ASSETS	$3,531	$827	$18,941	$(6,684)	16,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$10,768	$(678)	$10,090
Deferred revenue and accrued expenses	1	—	286	—	287
Income taxes payable	—	60	101	(123)	38
Short-term debt and current portion of long-term debt	—	110	4	—	114
Deferred tax liabilities	—	—	17	—	17
Other current liabilities	48	45	212	(31)	274

Total current liabilities	49	215	11,388	(832)	10,820

NON-CURRENT LIABILITIES
Long-term debt	794	1,491	—	—	2,285
Liabilities for pension benefits	—	—	128	—	128
Deferred tax liabilities	—	41	83	—	124
Provisions for liabilities	—	—	182	(3)	179
Other non-current liabilities	—	19	343	—	362

Total non-current liabilities	794	1,551	736	(3)	3,078

TOTAL LIABILITIES	$843	$1,766	$12,124	$(835)	$13,898

EQUITY
Total Willis Group Holdings stockholders’ equity	2,688	(939)	6,788	(5,849)	2,688
Noncontrolling interests	—	—	29	—	29

Total equity	2,688	(939)	6,817	(5,849)	2,717

TOTAL LIABILITIES AND EQUITY	$3,531	$827	$18,941	$(6,684)	$16,615

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2010
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$76	$240	$—	$316
Accounts receivable, net	2	—	809	28	839
Fiduciary assets	—	—	10,167	(598)	9,569
Deferred tax assets	—	1	35	—	36
Other current assets	—	80	293	(33)	340

Total current assets	2	157	11,544	(603)	11,100

Investments in subsidiaries	(1,039)	4,429	3,855	(7,245)	—
Amounts owed by (to) Group undertakings	3,659	(3,588)	(71)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	52	330	(1)	381
Goodwill	—	—	1,696	1,598	3,294
Other intangible assets, net	—	—	492	—	492
Investments in associates	—	—	(51)	212	161
Deferred tax assets	—	—	7	—	7
Pension benefits asset	—	—	179	—	179
Other non-current assets	—	207	149	(123)	233

Total non-current assets	—	259	2,802	1,686	4,747

TOTAL ASSETS	$2,622	$1,257	$18,130	$(6,162)	$15,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$10,167	$(598)	$9,569
Deferred revenue and accrued expenses	1	—	297	—	298
Income taxes payable	—	—	69	(12)	57
Short-term debt and current portion of long-term debt	—	110	—	—	110
Deferred tax liabilities	—	4	5	—	9
Other current liabilities	44	53	189	(20)	266

Total current liabilities	45	167	10,727	(630)	10,309

NON-CURRENT LIABILITIES
Long-term debt	—	2,153	4	—	2,157
Liabilities for pension benefits	—	—	164	—	164
Deferred tax liabilities	—	29	54	—	83
Provisions for liabilities	—	—	183	(4)	179
Other non-current liabilities	—	26	321	—	347

Total non-current liabilities	—	2,208	726	(4)	2,930

TOTAL LIABILITIES	$45	$2,375	$11,453	$(634)	$13,239

EQUITY
Total Willis Group Holdings stockholders’ equity	2,577	(1,118)	6,646	(5,528)	2,577
Noncontrolling interests	—	—	31	—	31

Total equity	2,577	(1,118)	6,677	(5,528)	2,608

TOTAL LIABILITIES AND EQUITY	$2,622	$1,257	$18,130	$(6,162)	$15,847

Notes to the financial statements
(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2011
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(31)	$131	$1,061	$(889)	$272

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	10	—	10
Additions to fixed assets	—	(17)	(54)	—	(71)
Acquisitions of subsidiaries, net of cash acquired	—	—	(5)	—	(5)
Acquisitions of investments in associates	—	—	(2)	—	(2)
Investment in Trident V Parallel Fund, LP	—	—	(4)	—	(4)

Net cash used in investing activities	—	(17)	(55)	—	(72)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of revolving credit facility	—	(90)	—	—	(90)
Senior notes issued	794	—	—	—	794
Debt issuance costs	(7)	—	—	—	(7)
Repayments of debt	—	(582)	—	—	(582)
Make-whole on repurchase and redemption of senior notes	—	(158)	—	—	(158)
Proceeds from issue of shares	46	—	—	—	46
Amounts owed by (to) Group undertakings	(664)	770	(106)	—	—
Excess tax benefits from share-based payment arrangement	—	—	5	—	5
Dividends paid	(136)	—	(889)	889	(136)
Acquisition of noncontrolling interests	—	(8)	(1)	—	(9)
Dividends paid to noncontrolling interests	—	—	(13)	—	(13)

Net cash provided by (used in) financing activities	33	(68)	(1,004)	889	(150)

INCREASE IN CASH AND CASH EQUIVALENTS	2	46	2	—	50
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	76	240	—	316

CASH AND CASH EQUIVALENTS, END OF YEAR	$2	$122	$239	$—	$363

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2010
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(9)	$356	$722	$(821)	$248

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	6	—	6
Additions to fixed assets	—	(20)	(39)	—	(59)
Acquisitions of subsidiaries, net of cash acquired	—	—	(20)	—	(20)
Investment in Trident V Parallel Fund, LP	—	—	(2)	—	(2)
Acquisitions of investments in associates	—	—	(1)	—	(1)

Net cash used in investing activities	—	(20)	(56)	—	(76)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	95	—	—	95
Repayments of debt	—	(171)	(10)	—	(181)
Proceeds from issue of shares	26	—	—	—	26
Amounts owed by (to) Group undertakings	71	(158)	87	—	—
Dividends paid	(88)	(132)	(733)	821	(132)
Acquisition of noncontrolling interests	—	—	(10)	—	(10)
Dividends paid to noncontrolling interests	—	—	(24)	—	(24)

Net cash provided by (used in) financing activities	9	(366)	(690)	821	(226)

DECREASE IN CASH AND CASH EQUIVALENTS	—	(30)	(24)	—	(54)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	104	117	—	221

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$74	$85	$—	$159

Business review

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes references to non-GAAP financial measures as defined in Regulation G of the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic revenue growth and organic growth in commissions and fees exclude the impact of acquisitions and disposals, year over year movements in foreign exchange, legacy contingent commissions assumed as part of the HRH acquisition, and investment and other income from growth in revenues and commissions and fees. We believe organic revenue growth and organic growth in commissions and fees provide measures that the investment community may find helpful in assessing the performance of operations that were part of our operations in both the current and prior periods, and provide measures against which our businesses may be assessed in the future. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the three and nine months ended September 30, 2011.

This discussion includes forward-looking statements, including under the headings ‘Executive Summary’, ‘Operating Results— Group’, ‘Operating Results— Segment Information’ and ‘Liquidity and Capital Resources’. Please see ‘Forward-Looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in the forward-looking statements.

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

The global economic downturn which began in the latter half of 2008 has impacted our results in recent years and may continue to do so for the foreseeable future, in particular due to a lower overall value of insurance coverage purchased by our clients driven by reductions in their property holdings, headcount, related salaries and benefits expense, and the market value of assets and other insured values.

In 2009, there was modest stabilization of rates in some specialty markets but this benefit was more than offset by the adverse impact of the continued soft market in other sectors and the weakened economic environment across the globe, which has continued to impact our results throughout 2010 and the first nine months of 2011, in particular in the reinsurance market and our retail operations in North America and the UK and Ireland.

Willis Group Holdings plc

In the first nine months of 2011, we have seen some modest increases in catastrophe-exposed property insurance and reinsurance pricing levels driven by significant 2011 catastrophe losses including the Japanese earthquake and tsunami, the New Zealand earthquake and the mid-west US tornadoes. However, we continue to be impacted by the soft insurance market and challenging economic conditions across other sectors.

EXECUTIVE SUMMARY

Overview

Despite the difficult trading conditions, we reported total revenue growth of 4 percent in third quarter 2011 and 5 percent in the first nine months 2011 compared with the same periods of 2010. This included organic growth in commissions and fees of 2 percent in the third quarter 2011 and 3 percent in the first nine months, driven by our International and Global operations.

International achieved total revenue growth of 11 percent in third quarter 2011 and 13 percent in the first nine months 2011, including 5 and 6 percent organic growth in commissions and fees in third quarter and first nine months 2011, respectively.

Global reported 12 percent total revenue growth in third quarter and 9 percent in first nine months 2011, including 9 percent and 6 percent organic growth in third quarter and first nine months 2011, respectively.

Our North America operations reported revenue decline of 5 percent in third quarter 2011 and a decline of 3 percent in the first nine months 2011. This included 4 percent decline in organic commission and fees for third quarter 2011 and decline in organic commissions and fees of 2 percent for the first nine months 2011, reflecting (i) lower revenues generated by Loan Protector, a specialty business acquired as part of the HRH business that works with financial institutions to confirm their loans are properly insured and interests are adequately protected, and (ii) the continued adverse impact of difficult economic conditions.

Net income for third quarter 2011 was $60 million, or $0.34 per diluted share, compared with $64 million, or $0.37 per diluted share, in same period 2010 as revenue growth was more than offset by increased expenses in third quarter 2011, including:

•	$15 million pre-tax or $0.06 per diluted share, relating to the 2011 Operational Review. See ‘2011 Operational Review’ section; and

•	a $20 million pre-tax, or $0.09 per diluted share, increase in the amortization charge relating to our cash retention awards. See ‘Salaries and benefits— Cash retention awards’ section.

Net income for first nine months 2011 was $179 million, or $1.02 per diluted share, compared with $357 million, or $2.09 per diluted share, in same period 2010, reflecting the impact of a number of significant expense items in 2011, including:

•	$130 million pre-tax or $0.53 per diluted share, relating to the 2011 Operational Review. See, ‘2011 Operational Review’ section;

•	$171 million pre-tax or $0.71 per diluted share, relating to the make-whole amounts on the repurchase and redemption of $500 million of our senior debt and the write-off of related unamortized debt issuance costs. See, ‘Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs’ section;

•	a $48 million pre-tax, or $0.21 per diluted share, increase in the amortization charge relating to our cash retention awards; and

•	the $11 million, or $0.06 per diluted share, second quarter 2011 non-tax deductible expense relating to the UK FSA regulatory settlement.

Our main priorities for the remainder of 2011 are:

•	execution of the Willis Cause—aiming to become the broker and risk adviser of choice globally by aligning our business model to the needs of each client segment and maintaining a focus on growth;

•	continued investment in technology, advanced analytics, product innovation and industry talent and expertise to support our growth strategy; and

•	completion of our 2011 Operational Review which aims to better align resources with our growth strategies and enable related long-term expense savings.

Business review

Results from operations: third quarter 2011

Total revenues at $762 million for third quarter 2011 were $29 million, or 4 percent, higher than in third quarter 2010, reflecting positive organic commissions and fees growth of 2 percent and a net 2 percent benefit from foreign currency translation, reflecting the period-over-period weakening of the US dollar against a basket of currencies in which we earn our revenues.

Organic commissions and fees growth of 2 percent was driven by net new business growth (which constitutes the revenue growth from business won over the course of the period net of the revenue from existing business lost).

Operating margin at 12 percent was 2 percentage points lower than in third quarter 2010 with the decrease mainly reflecting:

•	the $15 million expense for the 2011 Operational Review, discussed below;

•	a $20 million increase in amortization of cash retention awards;

•	a $2 million expense relating to the reinstatement of our 401(k) match plan for our North American employees from January 2011 and the incremental expense of the reinstatement of annual salaries reviews for all employees from April 2011;

partly offset by

•	the 2 percent or approximately $16 million organic growth in commissions and fees;

•	a $13 million decrease in incentive expense reflecting; lower accrual for production incentives linked to performance and savings resulting from the buy-out of existing contractual incentive schemes; and

•	an $8 million decrease in pension expense, driven by higher expected return on assets and lower amortization of prior period gains and losses.

Foreign exchange had a slight favorable impact on third quarter 2011 margin compared with same period 2010.

Income tax expense for third quarter 2011 was $2 million compared with $10 million in same period 2010. The third quarter tax expense reflects the benefit from the revised estimate of the annual effective tax rate from 25 percent to 22 percent, driven by a change in estimate of the impact of costs associated with the 2011 Operational Review and changes in the geographic mix of income.

The estimated annual effective tax rate reflects the impact of certain non-recurring items including primarily the 2011 Operational Review expense, relieved at a higher tax rate than the underlying rate and the FSA regulatory settlement expense for which no relief is available. Excluding the impact of these items, the estimate of the 2011 annual effective tax rate would be approximately 24 percent.

Results from operations: nine months ended September 30, 2011

Total revenues at $2,633 million for the nine months ended September 30, 2011 were $129 million, or 5 percent, higher than in same period 2010, reflecting organic commissions and fees growth of 3 percent and a net 2 percent benefit from foreign currency translation.

Organic commissions and fees growth of 3 percent comprised 4 percent net new business growth and a 1 percent negative impact from declining premium rates and other market factors.

Operating margin at 18 percent was 5 percentage points lower than same period 2010 with the decrease mainly reflecting:

•	the $130 million expense for the 2011 Operational Review, discussed below;

•	a $48 million increase in the amortization of cash retention awards;

•	the $11 million second quarter 2011 expense for a UK FSA regulatory settlement;

•	an $8 million expense relating to the reinstatement of our 401(k) match plan for our North American employees from January 2011 and the incremental expense of the reinstatement of annual salary reviews for all employees from April 2011;

partly offset by

•	the 3 percent or approximately $80 million organic growth in commissions and fees;

•	the period-over-period benefit from a $12 million charge relating to the first quarter 2010 devaluation of the Venezuelan currency;

Willis Group Holdings plc

•	a $22 million decrease in incentive expense, reflecting lower accrual for production incentives linked to performance and savings resulting from the buy-out of existing contractual incentive schemes;

•	the $20 million decrease in pension expenses driven by higher expected return on assets and lower amortization of prior period gains and losses; and

•	a $7 million period-over-period benefit from the release of funds and reserves related to potential legal liabilities.

Foreign exchange had a small adverse impact on the first nine months 2011 operating margin compared with same period 2010.

We incurred $171 million in first quarter 2011 relating to the make-whole amounts of $158 million for the repurchase and redemption of our $500 million 12.875% senior notes and a related $13 million write-off of unamortized debt costs, as discussed below.

Income tax expense for first nine months 2011 was $34 million compared with $112 million in same period 2010. The reduction of $78 million largely reflects the impact of the significantly reduced income before taxation, driven by costs associated with the 2011 Operational Review and the repurchase and redemption of senior notes.

The effective rate excluding discrete items (see Note 4 — ‘Income Taxes’ to the Condensed Consolidated Financial Statements (Unaudited) appearing in Part I of this report for details) for the first nine months was 22 percent. After adjusting for the net effect of certain non-recurring items, the underlying tax rate for the first nine months 2011 was 24 percent compared with 26 percent for the full year 2010.

Earnings from associates of $23 million in first nine months 2011 were $4 million lower than in the same period 2010, primarily reflecting reduced net income in our principal associates, GS & Cie Groupe (Gras Savoye) and Al-Futtaim Willis.

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

In connection with this review, we recorded a pre-tax charge in third quarter 2011 of $15 million, bringing the total pre-tax charge for first nine months of 2011 to $130 million, including:

•	$64 million of severance costs (including $3 million relating to the write-off of retention awards) relating to approximately 800 positions which have been, or are in the process of being, eliminated;

•	$35 million of other salaries and benefits expense to buy out previously existing incentive schemes and other contractual arrangements that no longer align with the Group’s overall remuneration strategy; and

•	$31 million of other operating expenses, including: property and systems rationalization costs; related accelerated systems depreciation of $5 million; and re-negotiation of sourcing contracts.

We expect the full year cost of the 2011 Operational Review to be approximately $160 million, an increase of $30 million from our second quarter 2011 estimate. This is the result of the identification of additional opportunities to achieve efficiencies.

In first nine months 2011, we realized total cost savings attributable to the 2011 Operational Review of approximately $48 million, $24 million of which was realized in third quarter 2011. We anticipate that the full year 2011 related cost savings will be approximately $75 million. Further we expect to achieve annualized savings in the range of approximately $115 million to $125 million beginning in 2012, an increase from our previous estimate of $95 million to $105 million. Thus, we expect incremental savings in 2012 of approximately $40 million to $50 million.

The statements under ‘2011 Operational Review’ constitute forward-looking statements. Please see ‘Forward-Looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in the forward-looking statements.

Business review

Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs

We issued $800 million of new debt in March 2011, comprised of $300 million of 4.125% senior notes due 2016 and $500 million of 5.750% senior notes due 2021.

Net proceeds of the issue, after underwriting discounts and expenses, were $787 million of which $658 million was used to finance the repurchase and redemption of $500 million of our 12.875% senior notes due 2016, together with a make-whole payment of $158 million, which represented a slight discount to the make-whole redemption amount provided in the indenture governing this debt.

In addition to the make-whole payments of $158 million, we also wrote off unamortized debt issuance costs of $13 million.

Acquisitions

During first quarter 2011, we acquired a 23 percent interest in a new South African associate company at a total cost of $2 million.

During third quarter 2011, we acquired a 100 percent interest in a Polish brokerage, Brokerskie Centrum Ubezpieczeniowe, at a total cost of $2 million.

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

Cash and financing

Cash at September 30, 2011 of $363 million was $47 million higher than at December 31, 2010.

Net cash generated from operating activities in first nine months 2011 was $272 million compared with $248 million in same period 2010, with the increase of $24 million primarily reflecting the increase in net income, excluding non-recurring items and other working capital movements. Net cash generated from operating activities in first nine months 2011 of $272 million and net proceeds on issue of senior notes of $787 million were used principally to fund debt repayments and associated expenses of $830 million and dividends to stockholders of $136 million.

In March 2011, we issued $300 million of 4.125% senior notes due 2016 and $500 million of 5.750% senior notes due 2021. We received net proceeds, after underwriting discounts and expenses of approximately $787 million, which were used to repurchase and redeem $500 million of 12.875% senior notes due 2016 in March and April 2011 and make related make-whole payments totaling $158 million.

At September 30, 2011, we have $nil outstanding under our $300 million revolving credit facility, following full repayment in June 2011 of the $90 million balance previously outstanding at December 31, 2010.

We also have $nil outstanding under both our $200 million facility and our $20 million UK facility, which is solely for use by our main regulated UK entity, Willis Limited, in certain exceptional circumstances.

Total debt, total equity and the capitalization ratio at September 30, 2011 were as follows:

	September 30,	December 31,
	2011	2010
	(millions, except percentages)

Long-term debt	$2,285	$2,157
Short-term debt and current portion of long-term debt	114	110

Total debt	$2,399	$2,267

Total equity	$2,717	$2,608

Capitalization ratio	47%	47%

Willis Group Holdings plc

Liquidity

Our principal sources of liquidity are cash from operations and $520 million available under our Group revolving credit facilities, of which the $20 million UK facility is solely for use by our main regulated UK entity, Willis Limited, in certain exceptional circumstances.

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

Business review

OPERATING RESULTS—GROUP

Revenues

Total revenues for the Group and by operating segment for the three and nine months ended September 30, 2011 and 2010 are shown below:

Three months ended September 30,

Nine months ended September 30,

Willis Group Holdings plc

					Change attributable to:
				Foreign	Acquisitions		Organic
			%	currency	and	Contingent	revenue
Three months ended September 30,(a)	2011	2010	Change	translation	disposals	Commissions(c)	growth(b)
	(millions)

Global	$236	$210	12%	3%	—%	—%	9%
North America	316	330	(4)%	—%	—%	—%	(4)%
International	203	183	11%	6%	—%	—%	5%

Commissions and fees	$755	$723	4%	2%	—%	—%	2%

Investment income	7	10	(30)%
Other income	—	—	—%

Total revenues	$762	$733	4%

					Change attributable to:
				Foreign	Acquisitions
			%	currency	and	Contingent	Organic revenue
Nine months ended September 30,(a)	2011	2010	Change	translation	disposals	Commissions(c)	growth(b)
	(millions)

Global(d)	$865	$790	9%	3%	—%	—%	6%
North America	998	1,023	(2)%	—%	—%	—%	(2)%
International	746	662	13%	7%	—%	—%	6%

Commissions and fees	$2,609	$2,475	5%	2%	—%	—%	3%

Investment income	23	29	(21)%
Other income	1	—	n/a %

Total revenues	$2,633	$2,504	5%

(a)	Effective January 1, 2011, we changed our internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global segment. In addition, Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of these changes, commissions and fees of $31 million in third quarter 2010 and $100 million in first nine months of 2010, previously allocated to our International segment, have been included in Global: $29 million and $92 million; and North America: $2 million and $8 million.

(b)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; (iv) in North America, legacy contingent commissions assumed as part of the HRH acquisition that had not been converted into higher standard commission; and (v) investment income and other income from reported revenues.

(c)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $1 million in third quarter 2011 and $5 million in first nine months 2011, compared with $3 million and $11 million in the third quarter and first nine months of 2010, respectively.

(d)	Reported commissions and fees and organic revenue growth for Global for the nine months ended September 30, 2011 included a first quarter 2011 favorable impact from a change in accounting methodology in a Global Specialty business of $6 million.

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Third quarter 2011

Revenues for third quarter 2011 at $762 million were $29 million, or 4 percent, higher than in same period 2010, including organic growth in commissions and fees of 2 percent. There was a 2 percent period-over-period benefit to revenue growth from foreign currency translation, partly offset by a reduction in investment income.

Investment income was $7 million for third quarter 2011; $3 million lower than in third quarter 2010, as low interest rates across the globe, in particular in the UK and US, continued to impact our investment income: the majority of our fiduciary cash is US dollar-denominated and tied to US interest rates.

The impact of the low interest rates on our investment income was partially mitigated by our forward hedging program. While we expect this forward hedging program to generate additional income in 2011 compared to current LIBOR based rates, there will be a lower benefit than in 2010 as older, more beneficial hedges, continue to

Business review

expire. Consequently, we continue to expect investment income to be closer to $30 million for full year 2011, compared with $38 million for full year 2010.

Our International and Global operations earn a significant portion of their revenues in currencies other than the US dollar, including the Euro and Pound sterling. For the quarter ended September 30, 2011, reported revenues benefited from a period-over-period net positive impact from foreign currency translation driven by the weakening of the US dollar against a number of currencies in which we earn our revenues, most notably the Australian dollar and Euro.

Organic growth in commissions and fees was 2 percent for third quarter 2011:

•	International achieved 5 percent organic growth driven by growth in Latin America, Eastern Europe and Asia;

•	Global achieved 9 percent organic growth, primarily reflecting growth in both our Reinsurance and Global Specialties businesses; driven primarily by strong new business growth, renewal business and the benefit of revenues from a Reinsurance profitability initiative that may or may not recur; and

•	North America reported 4 percent decline in organic commissions and fees, reflecting a decline in revenues generated by Loan Protector and the continued adverse impact of difficult trading conditions.

Nine months ended September 30, 2011

Revenues for the first nine months 2011 at $2,633 million were $129 million, or 5 percent, higher than in same period 2010, including organic growth in commissions and fees of 3 percent, which comprised 4 percent net new business growth driven by solid new business generation and higher retention of existing clients, and a 1 percent negative impact from declining premium rates and other market factors.

There was a net 2 percent period-over-period benefit to revenue growth from foreign currency translation.

Investment income was $23 million for the first nine months 2011, $6 million lower than in first nine months 2010, as low interest rates across the globe, in particular in the UK and US, continued to impact our investment income.

For the nine months ended September 30, 2011, reported revenues benefited from a period-over-period positive impact from foreign currency translation driven by the weakening of the US dollar against a number of currencies in which we earn our revenues.

Organic growth in commissions and fees was 3 percent for first nine months 2011:

•	International achieved 6 percent organic growth driven by our Latin America, Eastern Europe and Asia regions;

•	Global also achieved 6 percent growth, including growth in Reinsurance, Global Specialties, London Market Wholesale and WCMA businesses, together with a $6 million 2011 benefit from a change in accounting within a Global Specialty business to conform to current Group accounting policy; and

•	North America reported a 2 percent decline in organic commissions and fees, as the benefits of higher retention rates and growth in some regions were more than offset by the continued impact of the soft market and ongoing weakened economic conditions and the revenue decline in Loan Protector.

Organic revenue growth by segment is discussed further in ‘Operating Results—Segment Information’ below.

Willis Group Holdings plc

General and administrative expenses

	Three months		Nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
	(millions, except percentages)

Salaries and benefits	$490	$462	$1,580	$1,404
Other	147	129	464	413

General and administrative expenses	$637	$591	$2,044	$1,817

Salaries and benefits as a percentage of revenues	64%	63%	60%	56%
Salaries and benefits growth	6%	3%	13%	2%
Other as a percentage of revenues	19%	18%	18%	16%
Other growth	14%	(15)%	12%	(4)%

Salaries and benefits

Third quarter 2011

Salaries and benefits for the third quarter 2011 were $28 million, or 6 percent, higher compared with the same period 2010, primarily reflecting:

•	a $20 million increase in the amortization of cash retention awards;

•	a $7 million expense in third quarter 2011 associated with our 2011 Operational Review, as discussed above;

•	a period-over-period adverse impact on salaries and benefits expense from foreign currency translation, driven primarily by the weakening of the US dollar against the Pound sterling (in which our London Market based operations incur the majority of their expenses);

•	a $2 million expense relating to the reinstatement of our 401(k) match plan for our North America employees from January 2011 and the incremental expense of the reinstatement of annual salary reviews for all employees from April 2011; and

•	the period-over-period impact of investment in new client-facing hires;

partly offset by

•	a $13 million decrease in incentive expense reflecting, lower accrual for production incentives linked to performance and savings resulting from the buy-out of existing contractual incentive schemes; and

•	an $8 million decrease in pension expense driven by higher expected return on assets and lower amortization of prior period gains and losses.

Nine months ended September 30, 2011

Salaries and benefits were $176 million or 13 percent higher in the first nine months 2011, compared with the same period 2010, primarily reflecting:

•	additional salaries and benefits expense in first nine months 2011 of $99 million associated with our 2011 Operational Review, as discussed above;

•	a $48 million increase in the amortization of cash retention awards;

•	a period-over-period net adverse impact on salaries and benefits expense from foreign currency translation, driven primarily by the weakening of the US dollar against the Pound sterling (in which our London Market based operations incur the majority of their expenses);

•	an $8 million expense relating to the reinstatement of our 401(k) match plan for our North America employees from January 2011 and the incremental expense of reinstatement of annual salary reviews for all employees from April 2011; and

•	the period-over-period impact of investment in new client-facing hires;

partly offset by

•	a $22 million decrease in incentive expense reflecting, lower accrual for production incentives linked to performance and savings resulting from the buy-out of existing contractual incentive schemes; and

•	a $20 million decrease in pension expense driven by higher expected return on assets and lower amortization of prior period gains and losses.

Cash retention awards

We started making cash retention awards in 2005 to a small number of employees. With the success of the

Business review

program, we expanded it over time to include more staff and we believe it is a contributing factor to the reduction in employee turnover we have seen in recent years.

Salaries and benefits do not reflect the unamortized portion of annual cash retention awards made to employees. Employees must repay a proportionate amount of these cash retention awards if they voluntarily leave our employ (other than in the event of retirement or permanent disability) within a certain time period, currently three years. We make cash payments to our employees in the year we grant these retention awards and recognize these payments ratably over the period they are subject to repayment, beginning in the quarter in which the award is made.

During the third quarter and first nine months 2011, we made $2 million and $208 million of cash retention award payments compared with $4 million and $189 million in the same periods of 2010. Salaries and benefits in the third quarter and first nine months of 2011 include $48 million and $136 million, respectively, of amortization of cash retention award payments made on or before September 30, 2011, compared with $28 million and $88 million in the same periods of 2010, respectively. As of September 30, 2011, December 31, 2010 and September 30, 2010, we included $243 million, $173 million and $193 million, respectively, within other current assets and other non-current assets on the balance sheet, which represented the unamortized portion of cash retention award payments made on or before those dates.

Other expenses

Third quarter 2011

Other expenses were $18 million, or 14 percent higher in third quarter 2011 compared with the third quarter 2010, reflecting the impact of:

•	costs associated with the 2011 Operational Review of $8 million in third quarter 2011, as discussed above; and

•	increased systems expense in corporate functions, including higher project costs, in support of our growth initiatives.

Nine months ended September 30, 2011

Other expenses were $51 million, or 12 percent, higher in first nine months 2011 compared with same period 2010, primarily reflecting the impact of:

•	costs associated with the 2011 Operational Review of $26 million; and

•	the $11 million second quarter 2011 UK FSA regulatory settlement;

partly offset by

•	the period-over-period positive effect of the $12 million first quarter 2010 charge relating to the devaluation of the Venezuelan currency; and

•	the $7 million period-over-period benefit from the release of funds and reserves related to potential legal liabilities.

Depreciation expense

Depreciation expense was $17 million and $56 million for third quarter and first nine months 2011, respectively, compared with $14 million and $45 million in the same periods of 2010, respectively.

The increases primarily reflect the accelerated depreciation expense of $nil and $5 million for third quarter and first nine months 2011, respectively, relating to systems rationalization in connection with the 2011 Operational Review and depreciation of previously capitalized systems project costs.

We expect depreciation expense for the fourth quarter of 2011 to be approximately $17 million.

Amortization of intangible assets

Amortization of intangible assets was $18 million and $52 million in third quarter and first nine months 2011, respectively, compared with $22 million and $64 million in the same periods of 2010.

The decreases primarily reflect the period-over-period benefit of the third quarter and first nine months 2010 amortization of the HRH non-compete agreement intangible acquired in 2008, which was fully amortized in 2010.

We expect the amortization of intangible assets expense for full year 2011 to be approximately $69 million, compared with $82 million for full year 2010.

Willis Group Holdings plc

Operating income and margin (operating income as a percentage of revenues)

	Three months		Nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
	(millions, except percentages)

Revenues	$762	$733	$2,633	$2,504
Operating income	90	106	485	576
Operating margin or operating income as a percentage of revenues	12%	14%	18%	23%

Third quarter 2011

Operating margin at 12 percent was 2 percentage points lower than in third quarter 2010 with the decrease mainly reflecting:

•	the $15 million expense for the 2011 Operational Review, discussed previously;

•	a $20 million increase in the amortization of cash retention awards; and

•	a $2 million expense relating to the restatement of our 401(k) match plan for our North American employees from January 2011 and the incremental expense of the restatement of annual salary reviews for all employees from April 2011;

partly offset by

•	the 2 percent or approximately $16 million organic growth in commissions and fees;

•	a $13 million decrease in incentive expense reflecting, lower accrual for production incentives linked to performance and savings resulting from the buy-out of existing contractual incentive schemes; and

•	an $8 million decrease in pension expense driven by higher expected return on assets and lower amortization of prior period gains and losses.

Foreign exchange had a small favorable impact on third quarter 2011 margin compared with third quarter 2010.

Nine months ended September 30, 2011

Operating margin at 18 percent was 5 percentage points lower than in first nine months 2010 with the decrease mainly reflecting:

•	the $130 million expense for the 2011 Operational Review, discussed above;

•	a $48 million increase in the amortization of cash retention awards;

•	the $11 million second quarter 2011 expense for a UK FSA regulatory settlement; and

•	an $8 million expense relating to the reinstatement of our 401(k) match for our North American employees from January 2011 and the incremental expense of the reinstatement of annual salary reviews for all employees from April 2011;

partly offset by

•	the 3 percent or approximately $80 million organic growth in commissions and fees;

•	the period-over-period benefit from a $12 million charge relating to the first quarter 2010 devaluation of the Venezuelan currency;

•	a $22 million decrease in incentive expense reflecting, lower accrual for production incentives linked to performance and savings resulting from the buy-out of existing contractual incentive schemes;

•	the $20 million decrease in pension expenses driven by higher expected return on assets and lower amortization of prior period gains and losses; and

•	a $7 million year on year benefit from the release of funds and reserves related to potential legal liabilities.

Foreign exchange had a small net adverse impact on first nine months 2011 margin compared with first nine months 2010.

Operating segment margins are discussed in ‘Operating Results—Segment Information’ below.

Business review

Make-whole amounts on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs

	Three months		Nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
	(millions)

Make-whole amounts on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	$—	$—	$171	$—

The first nine months 2011 make-whole amounts on the repurchase and redemption of senior notes and write-off of unamortized debt issuance costs total expense of $171 million comprised:

•	a charge of $158 million relating to the make-whole payment (at a small discount to the contractual agreement) on the early repurchase and redemption of $500 million of our 12.875% senior notes due 2016 in 2011; and

•	the write-off of $13 million of unamortized debt issuance costs relating to these notes.

Interest expense

Interest expense for third quarter and first nine months 2011 was $38 million and $112 million, respectively, compared with $40 million and $124 million, respectively, in the same periods of 2010.

The decreases in interest expense, net of a $2 million increase in third quarter expense relating to changes in the fair value of derivatives used to hedge certain portions of our debt, primarily reflects the lower coupon payable on our new debt issued in March 2011, the period-over-period decrease in the outstanding balance on our 5-year term loan facility and net gains recognized on our forward rate hedging program.

We expect interest expense for the remainder of 2011 to be approximately $34 million.

Income taxes

	Three months		Nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
	(millions, except percentages)

Income before taxes	$52	$66	$202	$452
Income tax charge	2	10	34	112
Effective tax rate	4%	15%	17%	25%

The tax rate for third quarter 2011 of 4 percent includes the impact of an $8 million adjustment to update the Company’s estimated full year tax rate to 22 percent from the previously estimated 25 percent, driven by a change in estimate of the impact of costs associated with the 2011 Operational Review and changes to the geographic mix of income.

The estimate of the annual effective tax rate of 22 percent used to compute the tax related to ordinary income excludes the impact of certain discrete items. Tax related to discrete items is computed and recognized when the items occur. The significant discrete items occurring in the first nine months of 2011 are:

•	tax related to the make-whole payment on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs which are relieved at a higher rate than the underlying;

•	a non-taxable gain on disposal of operations of $4 million; and

•	a tax benefit of $2 million relating to the impact of the reduction in the UK statutory tax rate on deferred tax balances.

Willis Group Holdings plc

The estimate of annual effective tax rate reflects the impact of certain non-recurring items including:

•	the benefit from the higher tax rate at which costs associated with the 2011 Operational review are relieved; and

•	the impact of the UK FSA regulatory settlement expense for which no tax relief is available.

After adjusting for these items, the underlying tax rate for first nine months 2011 was 24 percent, compared with 26 percent for full year 2010.

Interest in earnings of associates

Interest in earnings of associates, net of tax, for the third quarter 2011 was $10 million compared with $9 million in same period of 2010.

The $1 million increase was driven by an increase in net income reported by Gras Savoye during the period.

Interest in earnings of associates, net of tax, in first nine months 2011 of $23 million was $4 million lower than in first nine months 2010. This fall is primarily driven by a reduction in net income reported by our principal associates: Gras Savoye and Al-Futtaim Willis.

Net income and diluted earnings per share

	Three months		Nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
	(millions, except per share data)

Net income	$60	$64	$179	$357
Diluted earnings per share	$0.34	$0.37	$1.02	$2.09
Weighted average diluted number of shares outstanding	176	171	175	171

Third quarter 2011

Net income for third quarter 2011 of $60 million was $4 million lower than third quarter 2010, and diluted earnings per share decreased by $0.03 per diluted share, primarily reflecting:

•	a $16 million post-tax increase in the amortization charge relating to our cash retention awards, equivalent to $0.09 per diluted share;

•	the $11 million post-tax cost of the 2011 Operational Review, as discussed previously, equivalent to $0.06 per diluted share; and

•	the salaries and benefits expense impact of the reinstated annual salary review and North American 401(k) match plan in 2011;

partly offset by

•	the 2 percent or approximately $12 million post-tax organic growth in commissions and fees, equivalent to $0.07 per diluted share; and

•	the $8 million benefit to update the estimated annual effective tax rate from 25 percent to 22 percent, equivalent to $0.05 per diluted share.

Foreign currency translation had a $0.01 favorable impact on third quarter 2011 diluted earnings per share.

Average diluted share count for third quarter 2011 was 176 million compared with 171 million in same period 2010. The increased share count primarily reflected shares issued in relation to option exercises and the rise in our average share price which has increased the number of options that are dilutive.

Nine months ended September 30, 2011

Net income for first nine months 2011 of $179 million was $178 million lower than first nine months 2010, and diluted earnings per share decreased by $1.07, primarily reflecting:

•	the $92 million post-tax cost of the 2011 Operational Review, as discussed previously, equivalent to $0.53 per diluted share;

•	the $125 million post-tax impact of the make-whole amounts associated with the early repurchase and redemption of the $500 million 12.875% senior notes due 2016, equivalent to $0.71 per diluted share;

Business review

•	a $37 million post-tax, or $0.23 per diluted share, increase in the amortization charge relating to our cash retention awards; and

•	the $11 million non-tax-deductible expense relating to a previously announced UK FSA regulatory settlement, equivalent to $0.06 per diluted share;

partly offset by

•	the 3 percent or approximately $62 million post-tax organic growth in commissions and fees equivalent to $0.35 per diluted share; and

•	the $9 million post-tax decrease in interest expense, equivalent to $0.05 per diluted share.

Foreign currency translation, excluding the period-over-period benefit of the 2010 Venezuelan currency devaluation, had a $0.06 favorable impact on diluted earnings per share. The period-over-period benefit in first nine months 2011 from the 2010 Venezuela currency devaluation was $0.07 per diluted share.

Average diluted share count for first nine months 2011 was 175 million compared with 171 million in same period 2010. The increased share count primarily reflected shares issued in relation to option exercises and the rise in our average share price which has increased the number of options that are dilutive.

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

The following table is a summary of our operating results by segment for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,(a)
	2011			2010
		Operating	Operating		Operating	Operating
	Revenues	Income	Margin	Revenues	Income	Margin
	(millions)			(millions)

Global	$237	$53	22%	$212	$49	23%
North America	318	62	19%	334	71	21%
International	207	4	2%	187	8	4%

Total Retail	525	66	13%	521	79	15%
Corporate & Other	—	(29)	n/a	—	(22)	n/a

Total Consolidated	$762	$90	12%	$733	$106	14%

	Nine months ended September 30,(a)
	2011			2010
		Operating	Operating		Operating	Operating
	Revenues	Income	Margin	Revenues	Income	Margin
	(millions)			(millions)

Global	$872	$317	36%	$797	$290	36%
North America	1,004	208	21%	1,035	232	22%
International	757	146	19%	672	136	20%

Total Retail	1,761	354	20%	1,707	368	22%
Corporate & Other	—	(186)	n/a	—	(82)	n/a

Total Consolidated	$2,633	$485	18%	$2,504	$576	23%

Willis Group Holdings plc

(a)	Effective January 1, 2011, we changed our internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global segment. In addition, Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of these changes, total revenues of $31 million in third quarter 2010 and $101 million in the nine months ended September 30, 2010, previously allocated to our International segment, have been included in Global: $29 million and $94 million; and North America: $2 million and $7 million. Operating income of $13 million in third quarter 2010 and $47 million in the nine months ended September 30, 2010 have been allocated to our Global segment, with a corresponding reduction in International in the same periods of 2010.

Global

Our Global operations comprise Global Specialties, Reinsurance, London Market Wholesale and Willis Capital Markets & Advisory (WCMA).

From January 1, 2011, London Market Wholesale also includes our Global Markets International unit.

The following table sets out Global’s revenues, organic revenue growth and operating income and margin for the three and nine months ended September 30, 2011 and 2010:

	Three months		Nine months
	ended September 30,(a)		ended September 30,(a)
	2011	2010	2011	2010
	(millions, except percentages)

Commissions and fees(b)	$236	$210	$865	$790
Investment income	1	2	7	7

Total revenues	$237	$212	$872	$797

Operating income	$53	$49	$317	$290
Organic revenue growth(c)	9%	4%	6%	7%
Operating margin	22%	23%	36%	36%

(a)	Effective January 1, 2011, we changed our internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global segment. As a result of this change, total revenues of $29 million in third quarter 2010 and $94 million in the nine months ended September 30, 2010, previously allocated to our International segment, have been included in Global. Operating income of $13 million in third quarter 2010 and $47 million in the nine months ended September 30, 2010 has been allocated to our Global segment, with a corresponding reduction in International in the same periods of 2010.

(b)	Reported commissions and fees and organic revenue growth for the nine months ended September 30, 2011 included a first quarter 2011 favorable impact from a change in accounting methodology in a Global Specialty business of $6 million.

(c)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

Revenues

Commissions and fees of $236 million were $26 million, or 12 percent, higher in third quarter 2011 compared with same period 2010 reflecting organic revenue growth of 9 percent and a net benefit from foreign currency translation of 3 percent.

Our Reinsurance and Global Specialties business both reported organic growth in third quarter 2011. The organic growth included the benefit of net new business generation despite the adverse impact of the continued difficult rate environment and soft market in many of the specialty classes.

Organic growth in Reinsurance in third quarter 2011 was led by growth in North America, and Asia Pacific businesses, reflecting the benefit of new business growth and a profitability initiative that may or may not recur. Overall Reinsurance pricing is stable with modest increases in some lines and geographies, particularly those affected by losses, offset by rates easing in other lines.

Organic growth in Global Specialties was led by strong contributions from Marine, Energy and Construction, reflecting good new business, high retention levels, targeted hiring of producer talent and global connectivity.

Business review

However, the operating environment remains challenging across most Global Specialty businesses with depressed world trade and transit volumes, industry consolidation and pressure on financing of construction projects still evident.

Our London Market Wholesale business reported positive organic growth in third quarter 2011, as growth in Global Markets International was partially offset by lower revenues in our Faber & Dumas businesses, primarily reflecting the continued soft wholesale market, impacted by the weakened economy.

Our WCMA business is a transaction-oriented business and its results are therefore more variable than some of our other businesses. We reported positive organic revenue growth for WCMA in third quarter 2011.

The 3 percent net benefit to revenue growth from foreign currency translation in third quarter 2011 primarily reflected the period-over-period positive impact of the weakening of the US dollar against both the Euro and Pound sterling, in which we earn a significant portion of Global revenues.

Commissions and fees of $865 million were $75 million, or 9 percent, higher in first nine months 2011 compared with same period 2010 reflecting organic revenue growth of 6 percent and a net benefit from foreign currency translation of 3 percent.

Organic revenue growth of 6 percent for first nine months 2011 included positive growth across Reinsurance, Global Specialties, London Market Wholesale and WCMA businesses, together with a $6 million first quarter 2011 benefit from a change in accounting within a Global Specialty business to conform to current Group accounting policy.

Client retention levels improved to 91 percent for first nine months 2011, compared with 90 percent for the same period 2010.

Operating margin

Operating margin was 22 percent in third quarter 2011 compared with 23 percent in third quarter 2010, with the decrease primarily reflecting:

•	a net negative impact from foreign currency movements;

•	a $3 million increase in incentive expense, including amortization of cash retention award payments; and

•	the impact of costs associated with continued support of current and future growth;

partly offset by

•	9 percent organic growth in commissions and fees discussed above; and

•	a $5 million decrease in pension expense.

Operating margin of 36 percent in first nine months 2011 was the same as the year ago period, primarily reflecting the benefit of:

•	6 percent organic growth in commissions and fees discussed above; and

•	a $12 million decrease in pension expense;

offset by

•	a net negative impact from foreign currency movements;

•	a $10 million increase in incentive expense, including amortization of cash retention award payments; and

•	the impact of costs associated with continued support of current and future growth.

Operating margin is impacted by foreign exchange movements as the London Market businesses earn revenues in US dollars, Pounds sterling and Euros and primarily incur expenses in Pounds sterling. In addition, they are exposed to exchange risk on certain Pound sterling-denominated balances.

The period-over-period net negative impact from foreign currency movements in both third quarter and first nine months 2011 primarily reflected the increased US dollar value of our net Pound sterling expense base as a result of the third quarter and first nine months 2011 weakening of the US dollar against the Pound sterling. This was partly offset by the US dollar’s relative weakening against the Euro, increasing the US dollar value of our Euro-denominated revenues.

Willis Group Holdings plc

North America

Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States, Canada and as of January 1, 2011, Mexico.

The following table sets out revenues, organic revenue growth and operating income and margin for the three and nine months ended September 30, 2011 and 2010:

	Three months		Nine months
	ended September 30,(a)		ended September 30,(a)
	2011	2010	2011	2010
	(millions, except percentages)

Commissions and fees(b)	$316	$330	$998	$1,023
Investment income	2	4	5	12
Other income	—	—	1	—

Total revenues	$318	$334	$1,004	$1,035

Operating income	$62	$71	$208	$232
Organic revenue growth(c)	(4)%	2%	(2)%	1%
Operating margin	19%	21%	21%	22%

(a)	Effective January 1, 2011, we changed our internal reporting structure: Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of this change, total revenues of $2 million in third quarter 2010 and $7 million in the nine months ended September 30, 2010, previously allocated to our International segment, have been included in North America.

(b)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $1 million in third quarter 2011 and $5 million in first nine months 2011, compared with $1 million and $11 million in the third quarter and first nine months of 2010, respectively.

(c)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; (iv) in North America, legacy contingent commissions assumed as part of the HRH acquisition and that had not been converted into higher standard commission; and (v) investment income and other income from reported revenues.

Revenues

Commissions and fees of $316 million were $14 million, or 4 percent, lower for third quarter 2011 compared with same period 2010.

Organic commissions and fees declined 4 percent in the third quarter 2011 compared with the same period 2010, as the benefits of:

•	new business growth and solid client retention

were more than offset by

•	lower revenues generated by our Loan Protector specialty business; and

•	smaller declines elsewhere reflecting the impact of the continued weak US economy.

Commissions and fees of $998 million in first nine months 2011 were $25 million, or 2 percent, lower than in same period 2010, of which $6 million was attributable to the decrease in legacy contingent commissions assumed as part of the HRH acquisition. We recorded

$1 million in third quarter 2011 for these legacy contingent commissions.

Organic commissions and fees declined 2 percent in the nine months ended September 30, 2011 as the benefits of net new business generation, improved client retention levels and growth in some regions was more than offset by declining Loan Protector revenues and the impact of the soft market conditions and weakened economy across most sectors.

We expect the decline in the financial performance of our Loan Protector business alone to negatively impact the North America segment’s earnings before income tax by approximately $27 million to $30 million for the full year 2011. The Loan Protector decline was driven by the loss of clients through attrition and M&A activity, industry-wide commission pressures and a slowdown in foreclosures.

Following the introduction of the 2010 Health Care Reform Legislation, some major carriers in the North American Employee Benefits market have begun to

Business review

change their compensation practices in particular lines of business in certain locations. These carriers are now imposing volume-based compensation as their standard payment approach, and after fully disclosing this development to our Clients, we accept this compensation approach, where imposed upon us in medical lines. Willis fully discloses this compensation to its clients, in accordance with applicable law.

Client retention levels increased to 92 percent for first nine months 2011, compared with 91 percent for first nine months 2010.

Operating margin

Operating margin in North America was 19 percent in third quarter 2011 compared with 21 percent in same period 2010, reflecting the impact of:

•	the 4 percent decline in organic commissions and fees in the third quarter 2011, discussed above;

•	a $2 million decrease in investment income in third quarter 2011;

•	a period-over-period increase in 401(k) match expense of $2 million following its reinstatement in 2011; and

•	a $2 million increase in incentive expense, including amortization of cash retention award payments;

partly offset by

•	a $2 million decrease in stock-based compensation charge in third quarter 2011; and

•	the benefit of cost reductions driven by our continued focus on expense management.

Operating margin in North America was 21 percent in first nine months 2011 compared with 22 percent in first nine months 2010, primarily reflecting the impact of:

•	the 2 percent decline in organic commissions and fees, discussed above;

•	a reduction in legacy HRH contingent commissions of $6 million;

•	the period-over-period increase in 401(k) match plan expense of $7 million in first nine months 2011;

•	an $8 million increase in incentive expense, including amortization of cash retention award payments; and

•	a reduction in investment income driven by continually low US interest rates;

partly offset by

•	the benefit of cost reductions driven by our continued focus on expense management.

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

The following table sets out revenues, organic revenue growth and operating income and margin for the three and nine months ended September 30, 2011 and 2010:

	Three months		Nine months
	ended September 30,(a)		ended September 30,(a)
	2011	2010	2011	2010
	(millions, except percentages)

Commissions and fees	$203	$183	$746	$662
Investment income	4	4	11	10

Total revenues	$207	$187	$757	$672

Operating income	$4	$8	$146	$136
Organic revenue growth(b)	5%	6%	6%	5%
Operating margin	2%	4%	19%	20%

(a)	Effective January 1, 2011, we changed our internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global segment. In addition, Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of these changes, total revenues of $31 million in third quarter 2010 and $101 million in the

Willis Group Holdings plc

nine months ended September 30, 2010, previously allocated to our International segment, have been included in our Global and North America segments. Operating income of $13 million in third quarter 2010 and $47 million in the nine months ended September 30, 2010, previously allocated to International, has been included in our Global segment.

(b)	Organic revenue growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

Revenues

Commissions and fees of $203 million were $20 million, or 11 percent, higher for third quarter 2011 compared with same period 2010, comprising 5 percent organic revenue growth and a net 6 percent positive impact from foreign currency translation. Net new business growth was 6 percent and there was a negative 1 percent impact from rates and other market factors.

A significant part of International’s revenues are earned in currencies other than the US dollar, notably the Euro, Pound sterling and Australian dollar. The US dollar has weakened significantly against these and a basket of other currencies in which we earn International revenues in third quarter 2011 compared with same period 2010. The benefit of these movements was a 6 percent increase in third quarter 2011 revenues compared to third quarter 2010.

There were strong contributions to our third quarter 2011 organic growth from most regions, including double-digit growth in our Latin America and Eastern Europe regions, together with single-digit growth in Asia. In particular, there was growth in:

•	Brazil, Chile and Argentina in Latin America;

•	Russia in Eastern Europe; and

•	China and Indonesia in Asia.

There was also low single-digit growth in our large retail operations in Continental Europe, primarily driven by strong growth in Germany and Sweden, despite the ongoing challenging economic conditions in this region, offset by lower commissions and fees in Denmark and the Netherlands.

Organic commissions and fees in our UK and Ireland retail operations declined 1 percent in third quarter 2011, compared with same period 2010, driven by the economic pressures that continue to affect both the UK and Ireland.

Commissions and fees of $746 million in first nine months 2011 were $84 million, or 13 percent, higher than in same period 2010, reflecting strong organic revenue growth of 6 percent and a net 7 percent benefit from foreign currency translation.

Organic revenue growth of 6 percent for first nine months 2011 was driven by strong growth in Latin America, Asia and Eastern Europe, partially offset by low growth in Europe including our UK & Ireland operations.

The net 7 percent benefit from foreign currency translation in first nine months 2011 primarily reflected the weakening of the US dollar against many other currencies in which we earn International revenues, most notably the Euro, Pound sterling and Australian dollar.

Client retention levels increased to 94 percent for first nine months 2011, compared with 93 percent for first nine months 2010.

Operating margin

Operating margin in International was 2 percent in third quarter 2011, compared with 4 percent in same period 2010, with the decrease reflecting:

•	a $5 million increase in incentive expenses in third quarter 2011, including amortization of cash retention award payments;

•	the impact of the reinstated annual salary review for all employees from April 2011; and

•	increased spending on initiatives to drive future growth, including investment hires;

partly offset by

•	5 percent organic revenue growth;

•	a net benefit from foreign currency movements, reflecting the benefit of the period-over-period weakening of the US dollar against a number of currencies in which we earn a significant portion of our operating income, notably the Euro, Australian dollar and Pound sterling; and

•	lower pension expense.

Business review

Operating margin was 19 percent in first nine months 2011, compared with 20 percent in the same period 2010, as the benefits of:

•	6 percent positive organic revenue growth;

•	a net benefit from foreign currency movements, reflecting the benefit of the period-over-period weakening of the US dollar against a number of currencies in which we earn a significant portion of our operating income, notably the Euro, Australian dollar and Pound sterling; and

•	lower pension expense;

were more than offset by

•	a $14 million increase in incentive expenses in first nine months 2011, including amortization of cash retention award payments;

•	the impact of the reinstated annual salary review for all employees from April 2011; and

•	increased spending on initiatives to drive future growth, including investment hires.

Corporate & Other

Corporate & Other operating loss comprises the following:

	Three months		Nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
	(millions)

Amortization of intangible assets	$(18)	$(22)	$(52)	$(64)
Foreign exchange hedging	3	(2)	5	(8)
Foreign exchange (loss) gain on the UK pension plan asset	(1)	(4)	—	2
Net gain (loss) on disposal of operations	—	—	4	(2)
2011 Operational Review	(15)	—	(130)	—
UK FSA regulatory settlement	—	—	(11)	—
Venezuela currency devaluation	—	—	—	(12)
Release of previously established legal reserve	—	7	—	7
Other(a)	2	(1)	(2)	(5)

Total	$(29)	$(22)	$(186)	$(82)

(a)	Other includes for the three months and nine months ended September 30, 2011 $5 million and $11 million respectively from the release of funds related to potential legal liabilities.

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011 and Current Report on Form 8-K subsequently filed on August 10, 2011. There were no significant additions or changes to these assumptions in the first nine months 2011.

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

Willis Group Holdings plc

In June 2011, the FASB issued new guidance to revise the manner in which entities present comprehensive income in their financial statements, requiring that the components of comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income (OCI) or when an item of OCI must be reclassified to net income.

In September, 2011 the FASB also issued guidance to allow an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. All of the above accounting changes become effective for the Company from first quarter 2012, though early adoption is permitted for the OCI disclosure change.

Further details of the changes are described in Note 2 to the Condensed Consolidated Financial Statements.

The Company is currently evaluating the impact adoption of this guidance will have on the consolidated financial statements.

Other than the changes described above, there were no new accounting standards issued during third quarter 2011 that would have a significant impact on the Company’s reporting.

LIQUIDITY AND CAPITAL RESOURCES

In 2011, we issued $300 million of 4.125% senior notes due 2016 and $500 million of 5.750% senior notes due 2021. We received net proceeds, after underwriting discounts and expenses, of approximately $787 million which were used to repurchase and redeem $500 million of 12.875% senior notes due 2016 together with a make-whole payment of $158 million. Following this repurchase, we also wrote off approximately $13 million of related unamortized debt issuance costs.

In first nine months 2011, we made $83 million of mandatory repayments against the 5-year term loan, thereby reducing the total outstanding balance as at September 30, 2011 to $328 million.

At September 30, 2011, we have $nil outstanding under our $300 million revolving credit facility, following full repayment in June 2011 of the $90 million balance outstanding at December 31, 2010. We also have $nil outstanding under both our $200 million facility and our $20 million UK facility, which is solely for use by our main regulated UK entity, Willis Limited, in certain exceptional circumstances.

Total debt as of September 30, 2011 was $2,399 million, compared with $2,267 million at December 31, 2010.

In 2011, we amended our credit agreements to increase the maximum leverage ratio (total indebtedness measured against operating income before depreciation, amortization and certain other items) under which we may make certain restricted payments including share repurchases, as calculated under this agreement, to 2.75:1 from the previously existing 2.5:1 ratio.

The leverage ratio at September 30, 2011, as calculated under the credit agreements, was approximately 2.5:1.

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

Liquidity

Our principal sources of liquidity are cash from operations and $520 million available under our revolving credit facilities, of which the $20 million UK facility is solely for use by our main regulated UK entity in certain exceptional circumstances.

The repurchase and redemption of our previously existing $500 million of 12.875% senior notes due 2016, the related make-whole payments and the issuance of $300 million of senior notes due 2016 and $500 million of notes due 2021, has lengthened our debt maturity profile.

Business review

As of September 30, 2011, our short-term liquidity requirements consisted of:

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

Own funds

As of September 30, 2011, we had cash and cash equivalents of $363 million, compared with $316 million at December 31, 2010.

Willis Group Holdings is organized as a holding company that conducts no business of its own. We depend on payments from our operating subsidiaries to meet our obligations. Legal and regulatory restrictions, foreign exchange controls as well as operating requirements of our subsidiaries may limit our ability to obtain cash from these subsidiaries.

Operating activities

Net cash provided by operations was $272 million in first nine months 2011 compared with $248 million in first nine months 2010.

The $24 million increase in 2011 compared with 2010 primarily reflected:

•	a $15 million increase in net income excluding non-cash charges and $171 million for the make-whole amounts and related costs.

•	$9 million favorable movement in the timing of cash collections and other working capital.

Willis Group Holdings plc

Pension contributions

UK plan

We made cash contributions to our UK defined benefit plan of $69 million in first nine months 2011, (including amounts in respect of the salary sacrifice contributions) compared with $67 million in first nine months 2010.

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

US Plan

We made cash contributions to our US defined benefit plan of $30 million in both first nine months 2011 and 2010.

For the US plan, expected contributions are the contributions we will be required to make under US pension legislation based on our December 31, 2010 balance sheet position. We do not expect to make any further contributions in 2011.

International Plans

We made cash contributions to our International defined benefit pension plans of $6 million in first nine months 2011 and $5 million in first nine months 2010.

In 2011, we expect to contribute approximately $10 million to our International plans.

Investing activities

Total net cash outflow from investing activities was $72 million in first nine months 2011 compared with $76 million in same period 2010, primarily reflecting:

•	a $15 million decrease in cash payments for acquisitions of subsidiaries, mainly reflecting a reduction in deferred payments in respect of prior year acquisitions; and

•	a $4 million decrease in proceeds on disposal of fixed and intangible assets;

partly offset by

•	a $12 million increase in fixed asset additions.

Business review

Financing activities

Net cash used in financing activities was $150 million in first nine months 2011 compared with $226 million in 2010.

The net decrease in cash used in financing activities of $76 million was mainly attributable to:

•	the net cash proceeds from the issuance of senior notes due 2016 and 2021 totaling $787 million, as discussed above; and

•	a $20 million increase in cash proceeds from the issuance of shares relating to share option exercises;

partly offset by

•	a $401 million increase in debt repayment, primarily reflecting the first nine months 2011 early repayment of the $500 million 12.875% senior notes due 2016;

•	the $158 million cash paid relating to the make-whole payments on repurchase and redemption of the 12.875% senior notes; and

•	a $185 million first nine months 2011 period-over-period decrease in draw down against our revolving credit facilities, comprising a $90 million repayment in first nine months 2011 compared with a $95 million draw down in first nine months 2010.

At September 30, 2011, we have $nil outstanding under our $300 million revolving credit facility, following full repayment of the $90 million balance previously outstanding at December 31, 2010. We also have $nil outstanding under both our $200 million facility and our $20 million UK facility, which is solely for use by our main regulated UK entity, Willis Limited, in certain exceptional circumstances.

Share redemptions or repurchases

The Company is authorized to repurchase or redeem shares under a variety of methods and will consider whether to do so from time to time based on many factors, including market conditions.

We did not repurchase or redeem any shares in first nine months 2011 or 2010. There remains $925 million under the current redemption and repurchase authorization.

Dividends

Cash dividends paid in first nine months 2011 were $136 million, compared with $132 million in first nine months 2010.

The $4 million increase in 2011 is driven by the small period-over-period increase in average share count.

In October 2011, we declared a quarterly cash dividend of $0.26 per share, an annual rate of $1.04 per share.

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

Item 4—	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Other information

PART II — OTHER INFORMATION

Item 1—	Legal Proceedings

Information regarding legal proceedings is set forth in Note 7 — ‘Commitments and Contingencies’ to the Condensed Consolidated Financial Statements (Unaudited) appearing in Part I, Item 1 of this report and incorporated herein by reference.

Item 1A—	Risk Factors

There have been no material changes to the risk factors described in the ‘Risk Factors’ section included in the Company’s Form 10-K for the year ended December 31, 2010 and Form 10-Q for the quarter ended June 30, 2011.

Item 2—	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2011, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

The Company is authorized to purchase up to one billion shares from time to time in the open market (such open market purchases would be effected as redemptions under

Irish law) and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company so long as the cost of the acquisition of the Company’s shares does not exceed $925 million. During the quarter ended September 30, 2011, there were no shares repurchased or redeemed.

Item 3—	Defaults Upon Senior Securities

None.

Item 4—	(Removed and Reserved)

Item 5—	Other Information

None.

Item 6—	Exhibits

31.1		Certification Pursuant to Rule 13a-14(a)
31.2		Certification Pursuant to Rule 13a-14(a)
32.1		Certification Pursuant to 18 U.S.C. Section 1350
32.2		Certification Pursuant to 18 U.S.C. Section 1350
101	.INS*	XBRL Instance Document
101	.SCH*	XBRL Taxonomy Extension Schema Document
101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Willis Group Holdings plc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Willis Group Holdings plc
(Registrant)

By:	/s/ Michael K. Neborak
Michael K. Neborak
Group Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 9, 2011