Form 10-K
period 2011-12-31
WILLIS GROUP HOLDINGS PLC
filed 2012-02-29
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

(011) 44-20-3124-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class Ordinary Shares, nominal value $0.000115 per share	Name of each exchange on which registered New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of February 17, 2012, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,813,892,215.

As of February 17, 2012, there were outstanding 174,139,971 ordinary shares, nominal value $0.000115 per share, of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Willis Group Holdings Public Limited Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part I and Part III of this Form 10-K.

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

There are important uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•	the impact of any regional, national or global political, economic, business, competitive, market, environmental or regulatory conditions on our global business operations;

•	the impact of current financial market conditions on our results of operations and financial condition, including as a result of those associated with the current Eurozone sovereign debt crisis any insolvencies of or other difficulties experienced by our clients, insurance companies or financial institutions;

•	our ability to implement and realize anticipated benefits of the 2011 Operational Review or any revenue generating initiatives;

•	the volatility or declines in insurance markets and premiums on which our commissions are based, but which we do not control;

•	our ability to continue to manage our significant indebtedness;

•	our ability to compete effectively in our industry, including the impact of our refusal to accept contingent commissions from carriers in the non-Employee Benefit areas of our retail brokerage business;

•	material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane, or otherwise;

•	our ability to retain key employees and clients and attract new business;

•	the timing and ability to carry out share repurchases and redemptions;

•	the timing or ability to carry out refinancing or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;

•	any fluctuations in exchange and interest rates that could affect expenses and revenue;

•	the potential costs and difficulties in complying with a wide variety of foreign laws and regulations and any related changes, given the global scope of our operations;

•	rating agency actions that could inhibit our ability to borrow funds or the pricing thereof;

•	a significant decline in the value of investments that fund our pension plans or changes in our pension plan liabilities or funding obligations;

•	our ability to achieve the expected strategic benefits of transactions;

•	the impairment of the goodwill of one of our reporting units, in which case we may be required to record significant charges to earnings;

•	our ability to receive dividends or other distributions in needed amounts from our subsidiaries;

•	changes in the tax or accounting treatment of our operations;

•	any potential impact from the US healthcare reform legislation;

•	our involvements in and the results of any regulatory investigations, legal proceedings and other contingencies;

About Willis

•	underwriting, advisory or reputational risks associated with non-core operations as well as the potential significant impact our non-core operations (including our Loan Protector operations) can have on our financial results;

•	our exposure to potential liabilities arising from errors and omissions and other potential claims against us; and

•	the interruption or loss of our information processing systems or failure to maintain secure information systems.

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

Willis Group Holdings was incorporated in Ireland on September 24, 2009 to facilitate the change of the place of incorporation of the parent company of the Group from Bermuda to Ireland (the ‘Redomicile’). At December 31, 2009, the common shares of Willis-Bermuda were canceled, the Willis-Bermuda common shareholders received, on a one-for-one basis, new ordinary shares of Willis Group Holdings, and Willis Group Holdings became the ultimate parent company for the Group.

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

The Company’s Corporate Governance Guidelines, Audit Committee Charter, Risk Committee Charter, Compensation Committee Charter and Corporate Governance and Nominating Committee Charter are available on our website, www.willis.com, in the Investor Relations-Corporate Governance section, or upon request. Requests for copies of these documents should be directed in writing to the Company Secretary c/o Office of General Counsel, Willis Group Holdings Public Limited Company, One World Financial Center, 200 Liberty Street, New York, NY 10281.

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

In our capacity as an advisor and insurance broker, we act as an intermediary between our clients and insurance carriers by advising our clients on their risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance with insurance carriers through our global distribution network.

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

We and our associates serve a diverse base of clients including major multinational and middle-market companies in a variety of industries, as well as public institutions and individual clients. Many of our client relationships span decades. We have approximately 20,000 employees around the world (including approximately 3,300 at our associate companies) and a network of in excess of 400 offices in nearly 120 countries.

We believe we are one of only a few insurance brokers in the world possessing the global operating presence, broad product expertise and extensive distribution network necessary to meet effectively the global risk management needs of many of our clients.

Business Strategy

Our aim is to be the insurance broker and risk adviser of choice globally.

Our business model is aligned to the needs of each client segment:

•	Insurer — platform-neutral capital management and advisory services;

•	Large Accounts — delivering Willis’s global capabilities through client advocacy;

•	Mid-Market — mass-customization through our Sales 2.0 model;

•	Commercial — providing product and services to networks of retail brokers; and

•	Personal — focused on affinity models and High Net Worth segments.

Our business model has three elements:

•	Organic growth;

•	Recruitment of teams and individuals; and

•	Strategic acquisitions.

Willis Group Holdings plc

To meet the needs of our clients, we realigned our business model in 2011 to further grow the company and position us to deliver the Willis Cause:

•	we thoroughly understand our clients’ needs and their industries;

•	we develop client solutions with the best markets, price and terms;

•	we relentlessly deliver quality client service; and

•	we get claims paid quickly

...With Integrity

Our Business

Insurance and reinsurance is a global business, and its participants are affected by global trends in capacity and pricing. Accordingly, we operate as one global business which ensures all clients’ interests are handled efficiently and comprehensively, whatever their initial point of contact. We organize our business into three segments: North America and International, which together comprise our principal retail operations, and Global. In 2011 and 2010, approximately 50 percent of our total revenue was generated from within the US, with no other country contributing in excess of 20 percent. For information regarding revenues, operating income and total assets per segment, see Note 27 of the Consolidated Financial Statements contained herein.

Global

Our Global business provides specialist brokerage and consulting services to clients worldwide for the risks arising from specific industrial and commercial activities. In these operations, we have extensive specialized experience handling diverse lines of coverage, including complex insurance programs, and acting as an intermediary between retail brokers and insurers. We increasingly provide consulting services on risk management with the objective of assisting clients to reduce the overall cost of risk. Our Global business serves clients in over 150 countries, primarily from offices in the United Kingdom, although we also serve clients from offices in the United States, Continental Europe and Asia.

The Global business is divided into:

•	Global Specialties;

•	Willis Re;

•	Willis Faber & Dumas (formerly London Market Wholesale); and

•	Willis Capital Markets & Advisory.

Global Specialties

Global Specialties has strong global positions in Aerospace, Energy, Marine, Construction, Financial and Executive Risks as well as Financial Solutions.

•	Aerospace
We are highly experienced in the provision of insurance and reinsurance brokerage and risk management services to Aerospace clients worldwide, including aircraft manufacturers, air cargo handlers and shippers, airport managers and other general aviation companies. Advisory services provided by Aerospace include claims recovery, contract and leasing risk management, safety services and market information. Aerospace’s clients include approximately one third of the world’s airlines. The specialist Inspace division is also prominent in supplying the space industry through providing insurance and risk management services to approximately 30 companies.

About Willis

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
Our Construction practice provides risk management advice and brokerage services for a wide range of UK and international construction activities. The clients of the Construction practice include contractors, project owners, project managers, project financiers, professional consultants and insurers. We are a broker for a number of the leading global construction firms.

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

Willis Faber & Dumas

This business unit was created on January 1, 2011 and amalgamates Faber & Dumas and Global Markets International. Prior to January 1, 2012, this unit was known as London Market Wholesale.

•	Faber & Dumas
Faber & Dumas, our wholesale brokerage division, comprises London-based operation, Glencairn, together with our Fine Art, Jewelry and Specie, Special Contingency Risk and Hughes-Gibb units.

•	Glencairn principally provides property, energy, casualty and personal accident insurance to independent wholesaler brokers worldwide who wish to access the London, European and Bermudan markets.

•	The Fine Art, Jewelry and Specie unit provides specialist risk management and insurance services to fine art, diamond and jewelry businesses and operators of armored cars. Coverage is also obtained for vault and bullion risks.

•	The Special Contingency Risks unit specializes in producing packages to protect corporations, groups and individuals against special contingencies such as kidnap and ransom, extortion, detention and political repatriation.

•	The Hughes-Gibb unit principally services the insurance and reinsurance needs of the horse racing and horse breeding industry and is successfully diversifying its portfolio into Agriculture/Crop sector.

Willis Group Holdings plc

•	Global Markets International
Global Markets International works closely with other Global business units to further develop access for our retail clients to global markets, and provide structuring and placing skills in the relevant areas of property, casualty, terrorism, accident & health, facultative and captives.

Willis Capital Markets & Advisory

Willis Capital Markets & Advisory, with offices in New York and London, provides advice to companies involved in the insurance and reinsurance industry on a broad array of mergers and acquisition transactions as well as capital markets products, including acting as underwriter or agent for primary issuances, operating a secondary insurance-linked securities trading desk and engaging in general capital markets and strategic advisory work.

Retail operations

Our North America and International retail operations provide services to small, medium and large corporate clients, accessing Global’s specialist expertise when required.

North America

Our North America business provides risk management, insurance brokerage, related risk services, and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States, Canada and Mexico. With around 120 locations, organized into seven geographical regions including Canada and Mexico, Willis North America locally delivers our global and national resources and specialist expertise through this retail distribution network.

In addition to being organized geographically and by specialty, our North America business focuses on four client segments: global, large national/middle-market, small commercial, and private client, with service, marketing and sales platform support for each segment.

•	Construction
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
The Captive, Actuarial, Programs, Pooling, Personal Lines and Strategic Outcomes (CAPPPS) group has a network of actuaries, certified public accountants, financial analysts and pooled insurance program experts who assist clients in developing and implementing alternative risk management solutions. The program business is a leader in providing national insurance programs to niche industries including ski resorts, auto dealers, recycling, environmental, and specialty workers’ compensation. Through our Loan Protector business, a specialty business acquired as part of the

About Willis

HRH business, this group also works with financial institutions to confirm their loans are properly insured and their interests are adequately protected.

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

International

Our International business comprises our operations in Eastern and Western Europe, the United Kingdom and Ireland, Asia-Pacific, Russia, the Middle East, South Africa and Latin America.

Our offices provide services to businesses locally in over 120 countries around the world, making use of skills, industry knowledge and expertise available elsewhere in the Group.

The services provided are focused according to the characteristics of each market and vary across offices, but generally include direct risk management and insurance brokerage, specialist and reinsurance brokerage and employee benefits consulting.

As part of our on-going strategy, we continue to look for opportunities to strengthen our International market share through acquisitions and strategic investments. A list of significant subsidiaries is included in Exhibit 21.1 to this document.

We have also invested in associate companies; our significant associates at December 31, 2011 were GS & Cie Groupe (‘Gras Savoye’), a French organization (30 percent holding) and Al-Futtaim Willis Co. LLC, organized under the laws of Dubai (49 percent holding). In connection with many of our investments we retain the right to increase our ownership over time, typically to a majority or 100 percent ownership position. In addition, in certain instances our co-shareholders have a right, typically based on some price formula of revenues or earnings, to put some or all of their shares to us. On December 17, 2009 as part of a reorganization of the share capital of Gras Savoye our interest in that company reduced from 48 percent to 31 percent. In 2011 our ownership reduced further to 30 percent following issuance of additional share capital as part of an employee share incentive scheme. In addition, we have the option to acquire a 100 percent interest in the capital of Gras Savoye in 2015. For further information on the Gras Savoye capital reorganization see ‘Item 8—Financial Statements and Supplementary Data — Note 14 — Investments in Associates’.

We believe the combined total revenues of our International subsidiaries and associates provide an indication of the spread and capability of our International network. The team generated over 30 percent of the Group’s total consolidated commissions and fees in 2011.

Customers

Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from major multinational corporations to middle-market companies. Further, many of our client relationships span decades, for instance our relationship with The Tokio Marine and Fire Insurance Company Limited dates back over 100 years. No one client accounted for more than 10 percent of revenues for fiscal year 2011. Additionally, we place insurance with approximately 5,000 insurance carriers, none of which individually accounted for more than 10 percent of the total premiums we placed on behalf of our clients in 2011.

Competition

We face competition in all fields in which we operate based on global capability, product breadth, innovation, quality of service and price. According to the Directory of Agents and Brokers published by Business Insurance in July 2011, the 140 largest commercial insurance brokers globally reported brokerage revenues totaling $42 billion in 2010, of which

Willis Group Holdings plc

Marsh & McLennan Companies Inc. had approximately 25 percent, Aon Corporation had approximately 25 percent and Willis had approximately 8 percent.

We compete with Marsh & McLennan and Aon, the two other providers of global risk management services, as well as with numerous specialist, regional and local firms. Competition for business is intense in all of our business lines and in every insurance market, and the other two providers of global risk management services have substantially greater market share than we do. Competition on premium rates has also exacerbated the pressures caused by a continuing reduction in demand in some classes of business. For example, rather than purchase additional insurance through brokers, many insureds have been retaining a greater proportion of their risk portfolios than previously. Industrial and commercial companies increasingly rely upon their own subsidiary insurance companies, known as captive insurance companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than buy insurance. Additional competitive pressures arise from the entry of new market participants, such as banks, accounting firms and insurance carriers themselves, offering risk management or transfer services.

In 2005, we, along with Marsh & McLennan and Aon, agreed with New York State and other regulators through an Assurance of Discontinuance, to implement certain business reforms which included codification of our October 2004 voluntary termination of contingent commission arrangements with insurers. Most other special, regional, and local insurance brokers, however, continued to accept contingent compensation and did not disclose the compensation received in connection with providing policy placement services to its customers. In February 2010, we entered into an Amended and Restated Assurance of Discontinuance with the Attorney General of the State of New York and the Amended and Restated Stipulation with the Superintendent of Insurance of the State of New York which ended many of the requirements previously imposed upon us. The new agreement no longer limited the type of compensation we could receive and simplified our compensation disclosure requirements.

Following the introduction of health care reform legislation in 2010, some major health insurance carriers in North America began to change their compensation practices in particular lines of business in certain locations. In response to market pressures those changes caused, we announced in July 2011 that in order to remain competitive, we would begin accepting standard compensation based on volume, but would continue to resist traditional contingent commissions and bonus payments because, while legal, we believe these forms of compensation create conflicts with our clients. After several months of review under changing market conditions, we have concluded that we cannot be fully competitive on Employee Benefits business if we continue to refuse these legal forms of compensation. Consequently, we will begin to accept all forms of compensation from Employee Benefits providers effective April 1, 2012. While accepting contingent compensation is legal, and while we will only accept them in full compliance with all applicable laws and regulations and consistent with ethical business practices, in the past it has been the subject of regulatory action and civil litigation and we cannot predict whether our position will cause regulatory or other scrutiny.

We will continue to refuse to accept contingent commissions from carriers in the non-Employee Benefit areas of our retail brokerage business unless similar external factors such as legislative change make our position untenable. However, we do not believe such a change is likely. To our knowledge, we are the only insurance broker that takes this stance. We seek to increase revenue through higher commissions and fees that we disclose to our clients, and to generate profitable revenue growth by focusing on the provision of value-added risk advisory services beyond traditional brokerage activities. Although we continue to believe in the success of our strategy, we cannot be certain that such steps will help us to continue to generate profitable organic commissions and fees growth. If we are unable to compete effectively against our competitors who are accepting or may accept contingent commissions, we may suffer lower revenue, reduced operating margins, and loss of market share which could materially and adversely affect our business.

Regulation

Our business activities are subject to legal requirements and governmental and quasi-governmental regulatory supervision in virtually all countries in which we operate. Also, such regulations may require individual or company licensing to conduct our business activities. While these requirements may vary from location to location they are generally designed to protect our clients by establishing minimum standards of conduct and practice, particularly regarding the provision of advice and product information as well as financial criteria. Our three most significant regulatory regions are described below:

About Willis

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

Certain of our activities are governed by other regulatory bodies, such as investment and securities licensing authorities. In the United States, our Willis Capital Markets & Advisory business operates through our wholly-owned subsidiary Willis Securities, Inc., a US-registered broker-dealer and investment advisor, member FINRA/SIPC, primarily in connection with investment banking-related services and advising on alternative risk financing transactions. Willis Capital Markets provides advice on securities or investments in the EU through our wholly-owned subsidiary Willis Capital Markets & Advisory Limited, which is authorized and regulated by the FSA.

Our failure, or that of our employees, to satisfy the regulators that we comply with their requirements or the legal requirements governing our activities, can result in disciplinary action, fines, reputational damage and financial harm.

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

Employees

As of December 31, 2011 we had approximately 17,000 employees worldwide of whom approximately 3,400 were employed in the United Kingdom and 6,200 in the United States, with the balance being employed across the rest of the world. In addition, our associates had approximately 3,300 employees, all of whom were located outside the United Kingdom and the United States.

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

Competitive Risks

Worldwide economic conditions, including those associated with the current Eurozone sovereign debt crisis, could have an adverse effect on our business, prospects, operating results, financial condition and cash flows.

Our business and operating results are materially affected by worldwide economic conditions. Current global economic conditions, including those associated with the current Eurozone sovereign debt crisis, coupled with declining customer and business confidence, increasing energy prices, and other challenges, may have a significant negative impact on the buying behavior of some of our clients as their businesses suffer from these conditions. For example, our employee benefits practice may be adversely affected as businesses continue to downsize during this period of economic turmoil and our construction business may be adversely affected by the lack of new construction. Our North American and UK and Irish retail operations have been particularly impacted by the weakened economic climate and continued soft market from 2009 through 2011 with no material improvement in rates across most sectors. The global economic downturn is negatively affecting some of the international economies that have supported the strong growth in our International operations.

A growing number of insolvencies associated with an economic downturn could adversely affect our brokerage business through the loss of clients or by hampering our ability to place insurance and reinsurance business. While it is difficult to predict consequences of any further deterioration in global economic conditions on our business, any significant reduction or delay by our clients in purchasing insurance or making payment of premiums could have a material adverse impact on our financial condition and results of operations. In addition, the potential for a significant insurer to fail, be downgraded or withdraw from writing certain lines of insurance coverages that we offer our clients could negatively impact overall capacity in the industry, which could then reduce the placement of certain lines and types of insurance and reduce our revenues and profitability. The potential for an insurer to fail or be downgraded could also result in errors and omissions claims by clients.

The credit and economic conditions within certain European Union countries, in particular, Greece, Ireland, Italy, Portugal and Spain, have continued to deteriorate and have contributed to the instability in the global credit and financial markets. While the outcome of these events cannot be predicted, it is possible that such events could have a negative effect on the global economy as a whole, and our business, operating results and financial condition. If the European debt crisis continues or further deteriorates, there will likely be a negative effect on our European business (which constitutes approximately 40 percent of our business in terms of revenue), as well as the businesses of our European clients. If the euro dissolved entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. A significant devaluation of the euro would cause the value of our financial assets that are denominated in Euros to be significantly reduced. Any of these conditions could ultimately harm our overall business, prospects, operating results, financial condition and cash flows.

In light of the current global economic uncertainty, we strive to vigorously manage our cost base in order to fund further growth initiatives. While we completed an operational review and commenced certain revenue generating initiatives in 2011 (such as Sales 2.0, WillPlace and Global Solutions), we cannot be certain whether we will be able to realize benefits from these initiatives or any new initiatives that we may implement.

Risk factors

We do not control the premiums on which our commissions are based, and volatility or declines in premiums may seriously undermine our profitability.

We derive most of our revenues from commissions and fees for brokerage and consulting services. We do not determine insurance premiums on which our commissions are generally based. Premiums are cyclical in nature and may vary widely based on market conditions. For a three-year period in early 2000s, we benefitted from a ‘hard’ market with premium rates stable or increasing. Since that time, we saw a rapid transition from a hard market to a ‘soft’ market, with premium rates falling in most markets which impacted our commission revenues and operating margin. In 2009, the stabilization of rates in the reinsurance market and some specialty markets was offset by the continuing soft market in other sectors and the adverse impact of the weakened economic environment across the globe. Our North American and UK and Irish retail operations have been particularly impacted by the weakened economic climate and continued soft market from 2009 through 2011 with no material improvement in rates across most sectors. This resulted in declines in 2009 revenues in these operations with a modest improvement in 2010 followed by declines in 2011, particularly amongst our smaller clients who have been especially vulnerable to the economic downturn.

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

We face competition in all fields in which we operate, based on global capability, product breadth, innovation, quality of service and price. We compete with Marsh & McLennan and Aon, the two other providers of global risk management services, as well as with numerous specialist, regional and local firms. Competition for business is intense in all of our business lines and in every insurance market, and the other two providers of global risk management services have substantially greater market share than we do. Competition on premium rates has also exacerbated the pressures caused by a continuing reduction in demand in some classes of business. For example, rather than purchase additional insurance through brokers, many insureds have been retaining a greater proportion of their risk portfolios than previously. Industrial and commercial companies increasingly rely upon their own subsidiary insurance companies, known as captive insurance companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than buy insurance. Additional competitive pressures arise from the entry of new market participants, such as banks, accounting firms and insurance carriers themselves, offering risk management or transfer services.

In 2005, we, along with Marsh & McLennan and Aon, agreed with New York State and other regulators through an Assurance of Discontinuance, to implement certain business reforms which included codification of our October 2004 voluntary termination of contingent commission arrangements with insurers. Most other special, regional, and local insurance brokers, however, continued to accept contingent compensation and did not disclose the compensation received in connection with providing policy placement services to its customers. In February 2010, we entered into an Amended and Restated Assurance of Discontinuance with the Attorney General of the State of New York and the Amended and Restated Stipulation with the Superintendent of Insurance of the State of New York which ended many of the requirements previously imposed upon us. The new agreement no longer limited the type of compensation we could receive and simplified our compensation disclosure requirements.

Following the introduction of health care reform legislation in 2010, some major health insurance carriers in North America began to change their compensation practices in particular lines of business in certain locations. In response to market pressures those changes caused, we announced in July 2011 that in order to remain competitive, we would begin accepting standard compensation based on volume, but would continue to resist traditional contingent commissions and bonus payments because, while legal, we believe these forms of compensation create conflicts with our clients. After several months of review under changing market conditions, we have concluded that we cannot be fully competitive on Employee Benefits business if we continue to refuse these legal forms of compensation. Consequently, we will begin to accept all forms of compensation from Employee Benefits providers effective April 1, 2012. While accepting contingent compensation is legal, and while we will only accept them in full compliance with all applicable laws and regulations and

Willis Group Holdings plc

consistent with ethical business practices, in the past it has been the subject of regulatory action and civil litigation and we cannot predict whether our position will cause regulatory or other scrutiny.

We will continue to refuse to accept contingent commissions from carriers in the non-Employee Benefit areas of our retail brokerage business unless similar external factors such as legislative change make our position untenable. However, we do not believe such a change is likely. To our knowledge, we are the only insurance broker that takes this stance. We seek to increase revenue through higher commissions and fees that we disclose to our clients, and to generate profitable revenue growth by focusing on the provision of value-added risk advisory services beyond traditional brokerage activities. Although we continue to believe in the success of our strategy, we cannot be certain that such steps will help us to continue to generate profitable organic revenue growth. If we are unable to compete effectively against our competitors who are accepting or may accept contingent commissions, we may suffer lower revenue, reduced operating margins, and loss of market share which could materially and adversely affect our business.

Dependence on Key Personnel — The loss of our Chairman and Chief Executive Officer or a number of our senior management or a significant number of our brokers could significantly impede our financial plans, growth, marketing and other objectives.

The loss of our Chairman and Chief Executive Officer, a number of our senior management or a significant number of our brokers could significantly impede our financial plans, growth, marketing and other objectives. Our success depends to a substantial extent not only on the ability and experience of our Chairman and Chief Executive Officer, Joseph J. Plumeri and other members of our senior management, but also on the individual brokers and teams that service our clients and maintain client relationships. The insurance and reinsurance brokerage industry has in the past experienced intense competition for the services of leading individual brokers and brokerage teams, and we have lost key individuals and teams to competitors. We believe that our future success will depend in part on our ability to attract and retain additional highly skilled and qualified personnel and to expand, train and manage our employee base. We may not continue to be successful in doing so because the competition for qualified personnel in our industry is intense.

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

Given the increased interest expressed by US and UK regulators in the effectiveness of compliance controls relating to financial crime in our market sector in particular, we began a voluntary internal review of our policies and controls five years ago. This review includes analysis and advice from external experts on best practices, review of public regulatory decisions, and discussions with government regulators in the US and UK. In addition, the UK FSA conducted an investigation of Willis Limited’s, our UK brokerage subsidiary, compliance systems and controls between 2005 and 2009. On July 21, 2011, we and the FSA announced a settlement under which the FSA concluded its investigation by assessing a £7 million ($11 million) fine on Willis Limited for lapses in its implementation and documentation of its controls to counter the risks of improper payments being made to non-FSA authorized overseas third parties engaged to help win business, particularly in high risk jurisdictions.

Risk factors

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

We are also subject to actual and potential claims, lawsuits, investigations and proceedings outside of errors and omissions claims. An example of material claims for which we are subject that are outside of the error and omissions claims context relate to those arising out of the collapse of The Stanford Financial Group, for which we acted as brokers of record on certain lines of insurance.

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

Interruption to or loss of our information processing capabilities or failure to effectively maintain and upgrade our information processing systems or data security breaches could cause material financial loss, loss of human resources, regulatory actions, reputational harm or legal liability.

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

Willis Group Holdings plc

Computer viruses, hackers and other external hazards could expose our data systems to security breaches. These increased risks, and expanding regulatory requirements regarding data security, could expose us to data loss, monetary and reputational damages and significant increases in compliance costs.

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

One of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their employees. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information in our database. However, we cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information. Our technology may fail to adequately secure the private information we maintain in our databases and protect it from theft, computer viruses, hackers or inadvertent loss. In such circumstances, we may be held liable to our clients, which could result in legal liability or impairment to our reputation resulting in increased costs or loss of revenue. Further database privacy, identity theft, and related computer and internet issues are matters of growing public concern and are subject to frequently changing rules and regulations. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.

Financial Risks

Our outstanding debt could adversely affect our cash flows and financial flexibility.

We had total consolidated debt outstanding of approximately $2.4 billion as of December 31, 2011 and our 2011 interest expense was $156 million. Although management believes that our cash flows will be sufficient to service this debt, there may be circumstances in which required payments of principal and/or interest on this debt could adversely affect our cash flows and this level of indebtedness may:

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

Risk factors

•	put us at a competitive disadvantage against competitors who have less indebtedness or are in a more favorable position to access additional capital resources.

The terms of our current financings also include certain limitations. For example, the agreements relating to the debt arrangements and credit facilities contain numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated EBITDA to consolidated cash interest expense and maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA, in each case subject to certain adjustments.

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

Our pension liabilities may increase which could require us to make additional cash contributions to our pension plans reducing the cash available for other uses.

We have two principal defined benefit plans: one in the United Kingdom and the other in the United States, and in addition, we have several smaller defined benefit pension plans in certain other countries in which we operate. Cash contributions of approximately $142 million will be required in 2012 for these pension plans, although we may elect to contribute more. Total cash contributions to these defined benefit pension plans in 2011 were $135 million. Future estimates are based on certain assumptions, including discount rates, interest rates, mortality, fair value of assets and expected return on plan assets.

In early 2012 we provisionally agreed a revised funding strategy with the UK plan’s trustee. Whilst the proposed new funding strategy has not been definitively agreed at the date of this report, we expect this to occur by the end of March 2012, and we expect the cash contributions to the scheme in 2012 to be approximately equal to those in 2011.

We have taken actions to manage our pension liabilities, including closing our UK and US plans to new participants and restricting final pensionable salaries. Future benefit accruals in the US pension plan were also stopped, or frozen, on May 15, 2009. Nevertheless, the determination of pension expense and pension funding is based on a variety of rules and regulations. Changes in these rules and regulations could impact the calculation of pension plan liabilities and the valuation of pension plan assets. They may also result in higher pension costs, additional financial statement disclosure, and accelerate and increase the need to fully fund our pension plans through increased cash contributions. Further, a significant decline in the value of investments that fund our pension plan, if not offset or mitigated by a decline in our liabilities, may significantly alter the values and actuarial assumptions used to calculate our future pension expense and we could be required to fund our plan with significant additional amounts of cash. In addition to the critical assumptions described above, our plans use certain assumptions about the life expectancy of plan participants and surviving spouses. Periodic revision of those assumptions can materially change the present value of future benefits and therefore the funded status of the plans and the resulting periodic pension expense. Changes in our pension benefit obligations, the related net periodic costs or credits, and the required level of future cash contributions, may occur in the future due to any variance of actual results from our assumptions and changes in the number of participating employees. The need to make additional cash contributions may reduce the Company’s financial flexibility and increase liquidity risk by reducing the cash available to meet our other obligations, including the payment obligations under our credit facilities and other long-term debt, or other needs of our business.

We could incur substantial losses, including with respect to our own cash and fiduciary cash held on behalf of insurance companies and clients, if one of the financial institutions we use in our operations failed.

The deterioration of the global credit and financial markets has created challenging conditions for financial institutions, including depositories. As the fallout from the credit crisis persists, the financial strength of these institutions may continue to decline. We maintain significant cash balances at various US depository institutions that are significantly in excess of the US Federal Deposit Insurance Corporation insurance limits. We also maintain significant cash balances in

Willis Group Holdings plc

foreign financial institutions. A significant portion of this fiduciary cash is held on behalf of insurance companies or clients. If one or more of the institutions in which we maintain significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and we could face a material liquidity problem and potentially material financial losses. We could also be liable to claims made by the insurance companies or our clients regarding the fiduciary cash held on their behalf.

A downgrade to our corporate credit rating and the credit ratings of our outstanding debt may adversely affect our borrowing costs and financial flexibility.

A downgrade in our corporate credit rating or the credit ratings of our debt would increase our borrowing costs including those under our credit facilities, and reduce our financial flexibility. In addition, certain downgrades would trigger a step-up in interest rates under the indentures for our 6.2% senior notes due 2017 and our 7.0% senior notes due 2019, which would increase our interest expense. If we need to raise capital in the future, any credit rating downgrade could negatively affect our financing costs or access to financing sources. This may in turn impact the assumptions when performing our goodwill impairment testing which may reduce the excess of fair value over carrying value of the reporting units.

We face certain risks associated with the acquisition or disposition of businesses or reorganization of existing investments.

In pursuing our corporate strategy, we may acquire or dispose of or exit businesses or reorganize existing investments. The success of this strategy is dependent upon our ability to identify appropriate opportunities, negotiate transactions on favorable terms and ultimately complete such transactions. Once we complete acquisitions or reorganizations there can be no assurance that we will realize the anticipated benefits of any transaction, including revenue growth, operational efficiencies or expected synergies. For example, if we fail to recognize some or all of the strategic benefits and synergies expected from a transaction, goodwill and intangible assets may be impaired in future periods. In addition, we may not be able to integrate acquisitions successfully into our existing business, and we could incur or assume unknown or unanticipated liabilities or contingencies, which may impact our results of operations. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce overheads related to the divested assets. We also own an interest in a number of associates, such as Gras Savoye, where we do not exercise management control and we are therefore unable to direct or manage the business to realize the anticipated benefits that we can achieve through full integration.

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

If our goodwill becomes impaired, we may be required to record significant charges to earnings.

We have a substantial amount of goodwill on our balance sheet as a result of acquisitions we have completed. We review goodwill for impairment annually or whenever events or circumstances indicate impairment may have occurred.

Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units and determination of fair value of each reporting unit. A significant deterioration

Risk factors

in a key estimate or assumption or a less significant deterioration to a combination of assumptions or the sale of a part of a reporting unit could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

Our annual goodwill impairment analysis is performed each year at October 1. At October 1, 2011 our analysis showed the estimated fair value of each reporting unit was in excess of the carrying value, and therefore did not result in an impairment charge (2010: $nil, 2009: $nil). The fair values of the Global and International reporting units were significantly in excess of their carrying values. The fair value of the North American unit exceeded its carrying value by approximately 14 percent.

In the fourth quarter of 2011 our North America segment continued to be hampered by declining Loan Protector business results, the effect of the soft economy in the U.S. and declining retention rates primarily related to M&A activity and lost legacy HRH business. Consequently, the annual impairment test described above included additional sensitivity analysis, over and above that we would usually perform, in relation to our North America segment’s goodwill impairment review. This additional analysis included reductions to assumed rates of revenue growth, increases to assumed rates of expense growth and flexing the assumed weighted average cost of capital. Although our testing concluded there is no impairment, the analysis indicated that in respect of the North America segment, in the event of either a significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions or the sale of part of the reporting unit there could be an impairment to the carrying value in future periods.

For further information on our testing for goodwill impairment, see ‘Critical Accounting Estimates’ under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We report our operating results and financial condition in US dollars. Our US operations earn revenue and incur expenses primarily in US dollars. In our London market operations, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in pounds sterling. Outside the United States and our London market operations, we predominantly generate revenue and expenses in the local currency. The table gives an approximate analysis of revenues and expenses by currency in 2011.

	US	Pounds		Other
	Dollars	Sterling	Euros	currencies

Revenues	58%	9%	14%	19%
Expenses	51%	23%	10%	16%

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

For example, as the pound sterling strengthens, the US dollars required to be translated into pounds sterling to cover the net sterling expenses increase, which then causes our results to be negatively impacted. However, any net sterling asset we

Willis Group Holdings plc

are holding will be more valuable when translated into US dollars. Given these facts, the strength of the pound sterling relative to the US dollar has in the past had a material negative impact on our reported results. This risk could have a material adverse effect on our business financial condition, cash flow and results of operations in the future.

Where possible, we hedge part of our operating exposure to exchange rate movements, but such mitigating attempts may not be successful.

In conducting our businesses around the world, we are subject to political, economic, legal, market, nationalization, operational and other risks that are inherent in operating in many countries.

In conducting our businesses and maintaining and supporting our global operations, we are subject to political, economic, legal, market, nationalization, operational and other risks. Our businesses and operations continue to expand into new regions throughout the world, including emerging markets. The possible effects of economic and financial disruptions throughout the world could have an adverse impact on our businesses. These risks include:

•	the general economic and political conditions in foreign countries, for example, the potential dissolution of the euro and the 2010 devaluation of the Venezuelan Bolivar;

•	the imposition of controls or limitations on the conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries;

•	imposition of withholding and other taxes on remittances and other payments from subsidiaries;

•	imposition or increase of investment and other restrictions by foreign governments;

•	difficulties in controlling operations and monitoring employees in geographically dispersed and culturally diverse locations; and

•	the potential costs and difficulties in complying, or monitoring compliance, with a wide variety of foreign laws (some of which may conflict with US or other sources of law), laws and regulations applicable to US business operations abroad, including rules relating to trade sanctions administered by the US Office of Foreign Assets Control, the EU, the UK and the UN, and the requirements of the US Foreign Corrupt Practices Act as well as other anti-bribery and corruption rules and requirements in the countries in which we operate.

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

Risk factors

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

Our non-core operations pose certain underwriting, advisory or reputational risks and can have, such as our Loan Protector business, a significant adverse impact on our financial results.

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

In addition, these non-core operations, although not material to the Group as a whole may, in any period, have a material effect on our results of operations. For example, our Willis Capital Markets & Advisory business is transaction-based which can cause results to differ from period-to-period. In addition, our financial results in 2011 were adversely impacted by the significant deterioration of the financial results of our Loan Protector business driven by the loss of clients through attrition and M&A activity, industry-wide commission pressures and a slowdown in foreclosures.

Item 1B — Unresolved Staff Comments

The Company had no unresolved comments from the SEC’s staff.

Willis Group Holdings plc

Item 2 — Properties

We own and lease a number of properties for use as offices throughout the world and believe that our properties are generally suitable and adequate for the purposes for which they are used. The principal properties are located in the United Kingdom and the United States. Willis maintains over 4.2 million square feet of space worldwide.

London

In London we occupy a prime site comprising 491,000 square feet spread over a 28 story tower and adjoining 10 story building. We have a 25-year lease on this property which expires June 2032 and we sub-let the 10-story adjoining building. In September 2011 approximately 17,500 square feet of the 28 story tower was sublet to a third party, a further 52,000 square feet is being marketed.

North America

In North America, outside of New York and Chicago, we lease approximately 1.9 million square feet over 120 locations.

New York

In New York, we occupy 205,000 square feet of office space at One World Financial Center under a 20 year lease, expiring September 2026.

Chicago

In Chicago, we occupy 140,000 square feet at the Willis Tower (formerly the Sears Tower), under a lease expiring February 2025.

Nashville

In 2010 we renegotiated our lease and began a major restack of our operations facility in Nashville. The first stage was completed in December 2010 and the remainder was completed in May 2011. We reduced our square footage from 327,000 square feet to 160,000 square feet eliminating sublet space.

Rest of World

Outside of North America and London we lease approximately 1.5 million square feet of office space in over 150 locations. Two of our properties in Ipswich, United Kingdom have liens on the land and buildings in connection with a revolving credit facility.

Item 3 — Legal Proceedings

Information regarding claims, lawsuits and other proceedings is set forth in Note 21 ‘Commitments and Contingencies’ to the Consolidated Financial Statements appearing under Part II, Item 8 of this report and incorporated herein by reference.

Item 4 — Mine Safety Disclosures

Not applicable.

Share data and dividends

Part II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Share data

Our shares have been traded on the New York Stock Exchange (‘NYSE’) under the symbol ‘WSH’ since June 11, 2001. The high and low sale prices of our shares, as reported by the NYSE, are set forth below for the periods indicated.

	Price Range
	of Shares
	High	Low

2010:
First Quarter	$32.14	$26.07
Second Quarter	$34.98	$28.94
Third Quarter	$32.29	$28.91
Fourth Quarter	$34.71	$30.55
2011:
First Quarter	$40.36	$34.37
Second Quarter	$42.42	$39.06
Third Quarter	$42.21	$33.11
Fourth Quarter	$40.70	$33.04
2012:
Through February 17, 2012	$39.85	$33.81

On February 17, 2012, the last reported sale price of our shares as reported by the NYSE was $34.10 per share. As of February 17, 2012 there were approximately 1,716 shareholders on record of our shares.

Dividends

We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. The dividend payment dates and amounts are as follows:

Payment Date	$ Per Share

January 15, 2010	$0.260
April 16, 2010	$0.260
July 16, 2010	$0.260
October 15, 2010	$0.260
January 14, 2011	$0.260
April 15, 2011	$0.260
July 15, 2011	$0.260
October 14, 2011	$0.260
January 13, 2012	$0.260

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

Willis Group Holdings plc

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

Total Shareholder Return

The following graph demonstrates a five-year comparison of cumulative total returns for the Company, the S&P 500 and a peer group comprised of the Company, Aon Corporation, Arthur J. Gallagher & Co., Brown & Brown Inc., and Marsh & McLennan Companies, Inc. The comparison charts the performance of $100 invested in the Company, the S&P 500 and the peer group on December 31, 2006, assuming full dividend reinvestment.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2011, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

Share data and dividends

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company is authorized to repurchase or redeem shares under a variety of methods and will consider whether to do so from time to time, based on many factors, including market conditions. There remains approximately $922 million under the current authorization. The Company did not repurchase or redeem any shares in 2011 or 2010. In February 2012, the Company announced that in 2012 it intends to buyback up to $100 million of shares through open market or privately negotiated transactions, from time to time, depending on market conditions. As at February 23, 2012 the Company acquired 75,000 shares at a total price of approximately $3 million.

The information under ‘Securities Authorized for Issuance Under Equity Compensation Plans’ under Part III, Item 12 ‘Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters’ is incorporated herein by reference.

Willis Group Holdings plc

Item 6 —	Selected Financial Data

Selected Historical Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with the audited consolidated financial statements of the Company and the related notes and Item 7 — ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ included elsewhere in this report.

The selected historical consolidated financial data presented below as of and for each of the five years ended December 31, 2011 have been derived from the audited consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States of America (‘US GAAP’).

	Year ended December 31,
	2011	2010	2009	2008(i)	2007
	(millions, except per share data)

Statement of Operations Data
Total revenues	$3,447	$3,332	$3,253	$2,827	$2,578
Operating income	566	753	690	503	620
Income from continuing operations before income taxes and interest in earnings of associates	239	587	516	398	554
Income from continuing operations	203	470	455	323	426
Discontinued operations, net of tax	1	—	4	1	—
Net income attributable to Willis Group Holdings	$204	$455	$438	$303	$409

Earnings per share on continuing operations — basic	$1.17	$2.68	$2.58	$2.04	$2.82
Earnings per share on continuing operations — diluted	$1.15	$2.66	$2.57	$2.04	$2.78

Average number of shares outstanding
— basic	173	170	168	148	145
— diluted	176	171	169	148	147

Balance Sheet Data (as of year end)
Goodwill	$3,295	$3,294	$3,277	$3,275	$1,648
Other intangible assets, net	420	492	572	682	78
Total assets(ii)	15,728	15,850	15,625	16,402	12,969
Net assets	2,517	2,608	2,229	1,895	1,395
Total long-term debt	2,354	2,157	2,165	1,865	1,250
Shares and additional paid-in capital	1,073	985	918	886	41
Total stockholders’ equity	2,486	2,577	2,180	1,845	1,347

Other Financial Data
Capital expenditures (excluding capital leases)	$111	$83	$96	$94	$185
Cash dividends declared per share	$1.04	$1.04	$1.04	$1.04	$1.00

(i)	On October 1, 2008, we completed the acquisition of HRH, at the time the eighth largest insurance and risk management intermediary in the United States. The acquisition has significantly enhanced our North America revenues and the combined operations have critical mass in key markets across the US. We recognized goodwill and other intangible assets on the HRH acquisition of approximately $1.6 billion and $651 million, respectively.

(ii)	The Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurers; the Company also collects claims or refunds from insurers which it then remits to insureds. Uncollected premiums from insureds and uncollected claims or refunds from insurers (‘fiduciary receivables’) are recorded as fiduciary assets on the Company’s consolidated balance sheet. Unremitted insurance premiums, claims or refunds (‘fiduciary funds’) are also recorded within fiduciary assets.

Business discussion

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes forward-looking statements, including under the headings ‘Executive Summary’, ‘Liquidity and Capital Resources’, ‘Critical Accounting Estimates’ and ‘Contractual Obligations’. Please see ‘Forward-Looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in the forward-looking statements.

EXECUTIVE SUMMARY

Business Overview

We provide a broad range of insurance broking, risk management and consulting services to our clients worldwide and organize our business into three segments: Global, North America and International.

Our Global business provides specialist brokerage and consulting services to clients worldwide arising from specific industries and activities including Aerospace; Energy; Marine; Construction; Financial and Executive Risks; Fine Art, Jewelry and Specie; Special Contingency Risks; and Reinsurance.

North America and International comprise our retail operations and provide services to small, medium and large corporations and the employee benefits practice, our largest product-based practice group, provides health, welfare and human resources consulting and brokerage services.

In our capacity as advisor and insurance broker, we act as an intermediary between our clients and insurance carriers by advising our clients on their risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance with insurance carriers through our global distribution network.

We derive most of our revenues from commissions and fees for brokerage and consulting services and do not determine the insurance premiums on which our commissions are generally based. Commission levels generally follow the same trend as premium levels as they are derived from a percentage of the premiums paid by the insureds. Fluctuations in these premiums charged by the insurance carriers can therefore have a direct and potentially material impact on our results of operations.

Due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission revenues may vary widely between accounting periods. A period of low or declining premium rates, generally known as a ‘soft’ or ‘softening’ market, generally leads to downward pressure on commission revenues and can have a material adverse impact on our commission revenues and operating margin. A ‘hard’ or ‘firming’ market, during which premium rates rise, generally has a favorable impact on our commission revenues and operating margin.

Market Conditions

The years 2005 through 2010 were almost universally viewed as soft market years across most of our product offerings and our commission revenues and operating margins throughout that period were negatively impacted, although in 2009 the market experienced modest stabilization in the reinsurance market and certain specialty markets.

Our North America and UK and Irish retail operations were particularly impacted by the weakened economic climate and continued soft market throughout 2009 and 2010 with no material improvement in rates across most sectors in these geographic regions. This resulted in declines in revenues in these operations, particularly amongst our smaller clients who have been especially vulnerable to the economic downturn.

In 2011, we saw some modest increases in catastrophe-exposed property insurance and reinsurance pricing levels driven by significant 2011 catastrophe losses including the Japanese earthquake and tsunami, the New Zealand earthquake, the

Willis Group Holdings plc

mid-west US tornadoes and Thailand floods. However, in general, we continued to be negatively impacted by the soft insurance market and challenging economic conditions across other sectors and most geographic regions.

We believe that, in the absence of a significant catastrophe loss or capital impairment in the industry, a universal turn in market rates is not likely to occur. However, more recently we have not seen the same reduction in rates globally that were faced in early 2011 and during 2010 and 2009. There have been recent signs that the unprofitability of certain business lines such as property catastrophe and workers compensation is slowly firming rates in those lines. Additionally, there has been some evidence of firming or hardening in certain sectors of the reinsurance market in early 2012.

Financial Performance

General

This discussion includes references to non-GAAP financial measures as defined in Regulation G of the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, specifically, organic growth in commissions and fees, adjusted operating margin, adjusted operating income, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic growth in commissions and fees excludes the impact of acquisitions and disposals, year over year movements in foreign exchange, legacy contingent commissions assumed as part of the HRH acquisition, and investment and other income from growth in revenues and commissions and fees. Adjusted operating margin, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations are calculated by excluding the impact of certain specified items from net income from continuing operations, the most directly comparable GAAP measure. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2011.

Consolidated Financial Performance

2011 compared to 2010

Despite difficult market conditions, total revenues in 2011 of $3,447 million increased by $115 million, or 3%, compared to 2010. This included organic growth in commissions and fees of 2% driven by our International and Global operations. Our North America operations reported a revenue decline of 4%, including a 4% decline in organic commissions and fees reflecting lower revenues generated by Loan Protector, a specialty business acquired as part of the HRH business, and the continued adverse impact of difficult economic conditions in the US.

Total expenses in 2011 of $2,881 million increased $302 million compared to 2010, primarily due to incremental expense relating to the 2011 Operational Review (discussed later in this section), a $22 million write-off of an uncollectible accounts receivable balance relating to periods prior to January 1, 2011, also discussed later in this section, continued investment to support future growth, increased incentives amortization relating to our cash retention awards, reinstatement of salary reviews for all associates in March 2011 and 401(k) matching contributions for our US associates from January 2011, unfavorable foreign currency translation and an $11 million UK FSA regulatory settlement. These increases were partially offset by cost savings arising from implementation of the 2011 Operational Review, reduced pension expense of $24 million and the year-on-year $8 million benefit from the release of funds and reserves related to potential legal liabilities.

Net income attributable to Willis shareholders from continuing operations was $203 million or $1.15 per diluted share in 2011 compared to $455 million or $2.66 per diluted share in 2010. The $252 million reduction in net income compared to 2010 primarily reflects the increase in total expenses described above and the $131 million post-tax cost relating to the make-whole amounts on the repurchase and redemption of $500 million of our senior debt and the write-off of related unamortized debt issuance costs, partly offset by revenue growth achieved during the year. Net income was also adversely impacted by an $11 million reduction in interest in earnings of associates, net of tax, mainly due to declining performance in our principal associate, Gras Savoye.

Business discussion

2010 compared to 2009

Total revenues in 2010 of $3,332 million increased by $79 million, or 2%, compared to 2009, reflecting organic growth in commissions and fees of 4% being partly offset by a 1% adverse impact from foreign currency translation and decreased investment and other income. Total expenses in 2010 of $2,579 million, were $16 million higher compared to 2009. Salaries and benefits expense increased by $46 million, primarily due to a $60 million increase in incentive expense, partly offset by reduced severance costs and favorable foreign currency translation. Other operating expenses declined by $26 million, driven by reduced losses on our forward hedging program and a reduction in the amortization of intangible assets of $18 million due to a lower amortization charge for HRH-related intangibles.

Net income attributable to Willis shareholders from continuing operations was $455 million or $2.66 per diluted share in 2010 compared to $434 million or $2.57 per diluted share in 2009. The $21 million increase in net income compared to 2009 primarily reflects the revenue growth described above, partly offset by the $16 million increase in total expenses, an increase in the effective tax rate from 18% in 2009 to 24% in 2010 and a $10 million reduction in interest in earnings of associates, net of tax following the December 2009 reduction from 49% to 31% in our ownership interest in Gras Savoye.

Adjusted Operating Income, Adjusted Net Income from Continuing Operations and Adjusted Earnings per Diluted Share from Continuing Operations

Adjusted operating income, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations are calculated by excluding the impact of certain items from operating income and net income from continuing operations respectively, the most directly comparable GAAP measures. We believe that excluding these items, as applicable, from operating income and net income from continuing operations provides a more complete and consistent comparative analysis of our results of operations. We use these and other measures to establish Group performance targets and evaluate the performance of our operations. The Company also uses both adjusted earnings per diluted share from continuing operations and adjusted operating margin measures to form the basis of establishing and assessing components of compensation. As set out in the tables below, adjusted operating margin at 22.5% in 2011, was down 50 basis points compared to 2010, while adjusted net income from continuing operations at $482 million was $12 million higher than in 2010 and adjusted earnings per diluted share from continuing operations was $2.74 in 2011, compared to $2.75 in 2010.

A reconciliation of adjusted operating income to reported operating income, the most directly comparable GAAP measure, is as follows (in millions, except percentages):

	Year Ended December 31,
	2011	2010	2009

Operating Income, GAAP basis	$566	$753	$690
Excluding:
Net (gain)/loss on disposal of operations	(4)	2	(13)
2011 Operational Review(a)	180	—	—
FSA regulatory settlement(b)	11	—	—
Venezuela currency devaluation(c)	—	12	—
Write-off of uncollectible accounts receivable balance(d)	22	—	—
HRH integration costs	—	—	18
Accelerated amortization of intangible assets	—	—	7
Costs associated with the redomicile of the Company’s parent company	—	—	6

Adjusted Operating Income	$775	$767	$708

Operating Margin, GAAP basis, or Operating Income as a percentage of Total Revenues	16.4%	22.6%	21.2%

Adjusted Operating Margin, or Adjusted Operating Income as a percentage of Total Revenues	22.5%	23.0%	21.8%

(a)	Charge relating to the 2011 operational review, including $98 million of severance costs related to the elimination of approximately 1,200 positions for the full year 2011.

(b)	Regulatory settlement with the UK Financial Services Authority (FSA).

Willis Group Holdings plc

(c)	With effect from January 1, 2010 the Venezuelan economy was designated as hyper-inflationary. The Venezuelan government also devalued the Bolivar Fuerte in January 2010. As a result of these actions, the Company recorded a one-time charge in other operating expenses to reflect the re-measurement of its net assets denominated in Venezuelan Bolivar Fuerte.

(d)	Write-off of uncollectible accounts receivable balance relating to periods prior to January 1, 2011, see ‘Correction of commissions and fees overstatement relating to 2011 and prior periods’, below.

A reconciliation of adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations to reported net income from continuing operations and reported earnings per diluted share from continuing operations, the most directly comparable GAAP measures, is as follows (in millions, except per share data):

	Year Ended			Per diluted share
	December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009

Net Income from Continuing Operations, GAAP basis	$203	$455	$434	$1.15	$2.66	$2.57
Excluding:
Net (gain) loss on disposal of operations, net of tax ($nil), ($(1)), ($2)	(4)	3	(11)	(0.02)	0.02	(0.06)
2011 Operational Review, net of tax ($52), ($nil), ($nil)(a)	128	—	—	0.73	—	—
FSA regulatory settlement, net of tax ($nil), ($nil), ($nil)(b)	11	—	—	0.06	—	—
HRH integration costs, net of tax ($nil), ($nil), ($(5))	—	—	13	—	—	0.08
Costs associated with the redomicile of the Company’s parent company, net of tax ($nil), ($nil), ($nil)	—	—	6	—	—	0.03
Accelerated amortization of intangible assets, net of tax ($nil), ($nil), ($(3))	—	—	4	—	—	0.02
Premium on early redemption of 2010 bonds, net of tax ($nil), ($nil), ($(1))	—	—	4	—	—	0.02
Make-whole amounts on repurchase and redemption of Senior Notes and write-off of unamortized debt issuance costs, net of tax ($50), ($nil), ($nil)	131	—	—	0.74	—	—
Write-off of uncollectible accounts receivable balance, net of tax ($9), ($nil), ($nil)(c)	13	—	—	0.08	—	—
Venezuela currency devaluation, net of tax ($nil), ($nil), ($nil)(d)	—	12	—	—	0.07	—

Adjusted Net Income from Continuing Operations	$482	$470	$450	$2.74	$2.75	$2.66

Average diluted shares outstanding, GAAP basis	176	171	169

(a)	Charge relating to the 2011 Operational Review, including $98 million pre-tax of severance costs related to the elimination of approximately 1,200 positions for the full year 2011.

(b)	Regulatory settlement with the UK Financial Services Authority (FSA).

(c)	Write-off of uncollectible accounts receivable balance relating to periods prior to January 1, 2011, see ‘Correction of commissions and fees overstatement relating to 2011 and prior periods’, below.

(d)	With effect from January 1, 2010 the Venezuelan economy was designated as hyper-inflationary. The Venezuelan government also devalued the Bolivar Fuerte in January 2010. As a result of these actions the Company recorded a one-time charge in other operating expenses to reflect the re-measurement of its net assets denominated in Venezuelan Bolivar Fuerte.

2011 Operational review

In order to fund the higher anticipated salaries and benefits expense and continued investment for the future, we implemented a review of all our businesses in 2011 to better align our resources with our growth strategies. In connection with this review, we incurred pre-tax charges of $180 million in 2011 including:

•	$98 million of severance costs (including $9 million relating to the waiver of retention awards) relating to approximately 1,200 positions which have been, or are in the process of being, eliminated;

•	$37 million of other salaries and benefits expense to buy out previously existing incentive schemes and other contractual arrangements that no longer align with the Group’s overall remuneration strategy; and

•	$45 million of other operating expenses, including: property and systems rationalization costs; related accelerated systems depreciation of $5 million; and re-negotiation of sourcing contracts.

Business discussion

The full year cost of the 2011 Operational Review at $180 million represents an increase of $20 million from our third quarter 2011 estimate. This is the result of the identification of additional opportunities to achieve efficiencies.

In 2011 we realized total cost savings attributable to the 2011 Operational Review of approximately $80 million. We now expect to achieve annualized savings of approximately $135 million beginning in 2012, an increase from our previous estimate of $115 million to $125 million, and represents incremental savings in 2012 compared to 2011 of approximately $55 million.

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

Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs

We issued $800 million of new debt in March 2011, comprised of $300 million 4.125% senior notes due 2016 and $500 million 5.750% senior notes due 2021. Net proceeds of approximately $787 million were used in part to repurchase and redeem $500 million 12.875% senior notes due 2016 and make related make-whole payments totaling $158 million. In addition to the make-whole payment we also wrote off unamortized debt issuance costs of $13 million.

Correction of commissions and fees overstatement relating to 2011 and prior periods

In the first quarter of 2012, we identified through our internal financial control process an uncollectible accounts receivable balance of approximately $28 million in a stand-alone business unit that appears to be due to fraudulent overstatements of Commissions and Fees from the years 2005 to 2011. This matter was brought to management’s attention after we had announced our fourth quarter and annual earnings on February 14, 2012.

The Company is conducting an internal investigation into this matter with the assistance of our professional advisors. Based on the results of the investigation to date, we believe that the overstatements resulted from the conduct of a few associates within or dealing with our Employee Benefits group who colluded to misapply certain current cash receipts to older outstanding accounts receivable balances. We have concluded that the overstatements we uncovered did not materially affect our previously-issued financial statements for any of the prior periods.

For the year ended December 31, 2011, we have corrected the misstatement of Commissions and Fees from prior periods by recognizing a $22 million charge to Other Operating Expenses to write off the uncollectible receivable at January 1, 2011, and by reversing the $6 million balance of Commissions and Fees which had been recorded during 2011. We have also reversed $2 million of Salaries and Benefits representing an over-accrual of production bonuses relating to the overstated revenue. As a result of correcting these misstatements, our financial statements for 2011 differ in certain immaterial respects, including a net $0.01 reduction in adjusted earnings per diluted share, from the unaudited financial statements included in our press release issued on February 14, 2012.

The associates in question, who have been placed on administrative leave pending completion of the investigation, have not been members of Willis executive management or played a significant role in internal control over financial reporting. Based on the results of our investigation to date, we do not believe that any client or carrier funds were misappropriated or that any other business units were affected.

We have taken steps to enhance our internal controls in relation to the business unit in question, including enhanced procedures over handling of cash receipts, increased segregation of duties between the operating unit and the accounting and settlement function, and additional central sign off on revenue recognition.

Willis Group Holdings plc

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

During 2011, we made $210 million of cash retention award payments compared with $196 million in 2010 and $148 million in 2009. Salaries and benefits in 2011 include $185 million of amortization of cash retention award payments made on or before December 31, 2011, compared with $119 million in 2010 and $88 million in 2009. As of December 31, 2011, December 31, 2010 and December 31, 2009, we included $196 million, $173 million and $98 million, respectively, within other current assets and other non-current assets on the balance sheet, which represented the unamortized portion of cash retention award payments made on or before those dates.

Pension Expense

We recorded a net pension charge on our UK and US defined benefit pension plans in 2011 of $6 million, and $nil respectively, compared with $28 million and $1 million respectively in 2010 and $25 million and $7 million respectively in 2009. On our international defined benefit pension plans, we recorded a net pension charge of $5 million in 2011, compared with $6 million in 2010 and $10 million in 2009.

The UK plan charge was $22 million lower compared to 2010 as the benefits of higher asset returns, lower amortization of prior period losses and a lower service cost reflecting certain changes to plan benefits were partly offset by an increased interest cost. The UK pension charge was $3 million higher in 2010 compared to 2009 as the benefit from higher asset returns was more than offset by a higher service cost, higher amortization of prior period losses and higher interest cost.

The US pension charge was $1 million lower in 2011 compared with 2010 reflecting an increased asset return from a higher asset base partly offset by a reduction in amortization of prior period losses. The US pension charge was $6 million lower in 2010 compared to 2009 reflecting an increased asset return, a reduction in the amortization of prior period losses and the first full year’s benefit from closing the scheme to future accrual in May 2009, partly offset by the non-recurrence of a $12 million curtailment gain in 2009.

See ‘Contractual Obligations’ below for further information on our obligations relating to our pension plans.

Acquisitions and Disposals

During first quarter 2011, we acquired a 23% interest in a South African brokerage at a total cost of $2 million. During third quarter 2011, we acquired a 100% interest in a Polish brokerage, Brokerskie Centrum Ubezpieczeniowe, at a total cost of $2 million. In the fourth quarter 2011, we acquired 100% of Broking Italia, a Rome-based employee benefits broker at a total cost of $12 million.

During 2010, we acquired an additional 39% of our Chinese operations at a total cost of approximately $17 million, bringing our ownership to 90% and an additional 15% of our Colombian operations at a total cost of approximately $7 million, bringing our ownership to 80% at December 31, 2010.

On December 31, 2011, we disposed of Global Special Risks, LLC, Faber & Dumas Canada Ltd and the trade and assets of Maclean, Oddy & Associates, Inc. We have recorded within Discontinued Operations, net income of $1 million in 2011

Business discussion

associated with these entities, comprising a net loss for the year of $1 million offset by the benefit of a $2 million net gain on disposal.

Business Strategy

Our aim is to be the insurance broker and risk adviser of choice globally.

Our business model is aligned to the needs of each client segment:

•	Insurer — platform-neutral capital management and advisory services;

•	Large Accounts — delivering Willis’s global capabilities through client advocacy;

•	Mid-Market — mass-customization through our Sales 2.0 model;

•	Commercial — providing products and services to networks of retail brokers; and

•	Personal — focused on affinity models and High Net Worth segments.

Our business model has three elements:

•	Organic growth;

•	Recruitment of teams and individuals; and

•	Strategic acquisitions.

To meet the needs of our clients, we realigned our business model in 2011 to further grow the company and position us to deliver the Willis Cause:

•	we thoroughly understand our clients’ needs and their industries;

•	we develop client solutions with the best markets, price and terms;

•	we relentlessly deliver quality client service; and

•	we get claims paid quickly

...With Integrity

Willis Group Holdings plc

REVIEW OF CONSOLIDATED RESULTS

The following table is a summary of our revenues, operating income, operating margin, net income from continuing operations and diluted earnings per share from continuing operations (in millions, except per share data and percentages):

	Year Ended December 31,
	2011	2010	2009

REVENUES
Commissions and fees	$3,414	$3,293	$3,200
Investment income	31	38	50
Other income	2	1	3

Total revenues	3,447	3,332	3,253

EXPENSES
Salaries and benefits	(2,087)	(1,868)	(1,822)
Other operating expenses	(656)	(564)	(590)
Depreciation expense	(74)	(63)	(64)
Amortization of intangible assets	(68)	(82)	(100)
Net gain (loss) on disposal of operations	4	(2)	13

Total expenses	(2,881)	(2,579)	(2,563)

OPERATING INCOME	566	753	690
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	(171)	—	—
Interest expense	(156)	(166)	(174)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	239	587	516
Income taxes	(32)	(140)	(94)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	207	447	422
Interest in earnings of associates, net of tax	12	23	33

INCOME FROM CONTINUING OPERATIONS	219	470	455
Discontinued operations, net of tax	1	—	4

NET INCOME	220	470	459
Less: net income attributable to noncontrolling interests	(16)	(15)	(21)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$204	$455	$438

Salaries and benefits as a percentage of total revenues	61%	56%	56%
Other operating expenses as a percentage of total revenues	19%	17%	18%
Operating margin (operating income as a percentage of total revenues)	16%	23%	21%
Diluted earnings per share from continuing operations	$1.15	$2.66	$2.57
Average diluted number of shares outstanding	176	171	169

Business discussion

Consolidated Results for 2011 compared to 2010

Revenues

					Change attributable to:
				Foreign	Acquisitions		Organic
				currency	and	Contingent	commissions and
Year ended December 31,	2011	2010	% Change	translation	disposals	Commissions(b)	fees growth(a)
	(millions)

Global(c)	$1,073	$987	9%	2%	—%	—%	7%
North America(d)	1,314	1,369	(4)%	—%	—%	—%	(4)%
International	1,027	937	10%	5%	—%	—%	5%

Commissions and fees	$3,414	$3,293	4%	2%	—%	—%	2%

Investment income	31	38	(18)%
Other income	2	1	100%

Total revenues	$3,447	$3,332	3%

(a)	Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; (iv) in North America, legacy contingent commissions assumed as part of the HRH acquisition that had not been converted into higher standard commission; and (v) investment income and other income from reported revenues.

(b)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $5 million in 2011 compared with $11 million in 2010.

(c)	Reported commissions and fees and organic commissions and fees growth for Global for 2011 included a 2011 favorable impact from a change in accounting methodology in a Global Specialty business of $6 million.

(d)	Reported commissions and fees included a favorable impact from a change in accounting methodology in a specialty business in North America of $7 million in the year ended December 31, 2010.

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Revenue increased by $115 million, or 3%, in 2011 compared to 2010. Commissions and fees increased by $121 million or 4%, including organic growth in commissions and fees of 2%, which comprised 4% net new business growth driven by solid new business generation and higher retention of existing clients, and a 2% negative impact from renewal fluctuations and other market factors.

There was a net 2% year-over-year benefit to revenue growth from foreign currency translation driven by the weakening of the US dollar against a number of currencies in which we earn our revenues.

The 2% growth in organic commissions and fees comprised net growth in our operating segments:

•	Global achieved 7% growth, including growth in our Reinsurance, Global Specialties and Willis Faber and Dumas (formerly London Market Wholesale) businesses, together with a $6 million 2011 benefit from a change in accounting within a Global Specialty business to conform to current Group accounting policy;

•	International achieved 5% organic growth driven primarily by our Latin America and Eastern Europe regions; and

•	North America reported a 4% decline in organic commissions and fees, primarily driven by the revenue decline in Loan Protector (a small specialty business acquired as part of the HRH business that works with financial institutions to confirm their loans are properly insured and interests are adequately protected). Excluding Loan Protector, the North America segment recorded a 2% decline in organic commissions and fees as the benefit of new business generation was more than offset by a 1% decline in client retention levels, the continued negative impact of the soft market and ongoing weakened economic conditions in the US.

Investment income in 2011 at $31 million was $7 million lower than in 2010, as low interest rates across the globe, in particular in the UK and US, together with the roll-off of our interest rate hedge program continued to impact our investment income.

Willis Group Holdings plc

Organic commissions and fees growth by segment is discussed further in ‘Operating Results — Segment Information’, below.

Salaries and Benefits

Salaries and benefits increased $219 million, or 12% in 2011, compared with 2010, primarily reflecting additional expense in 2011 of $135 million associated with our 2011 Operational Review, a $66 million increase from the amortization of cash retention awards and the year-on-year net adverse impact from foreign currency translation, driven primarily by the movement of the US dollar against the Pound sterling (in which our London Market based operations incur the majority of their expenses). Furthermore, we incurred an additional $10 million expense relating to the reinstatement of our 401(k) match plan for our North America employees from January 2011 and incremental expense following reinstatement of annual salary reviews for all employees from April 2011. These increases were partly offset by cost savings arising from implementation of the 2011 Operational Review, reduced payments of non-retentive incentives and a $24 million decrease in pension expense driven by a higher return on assets and lower amortization of prior period gains and losses.

Other Expenses

Other operating expenses were $92 million, or 16%, higher in 2011 compared with 2010, primarily reflecting $40 million of additional expense associated with the 2011 Operational Review, a $22 million write-off of an uncollectible accounts receivable balance relating to periods prior to January 1, 2011, and discussed earlier in this section, the $11 million second quarter UK FSA regulatory settlement and increased expense in support of revenue growth initiatives. These were partly offset by cost savings arising from implementation of the 2011 Operational Review, the year-over-year favorable comparison due to the $12 million 2010 charge relating to the devaluation of the Venezuelan currency, the $8 million year-over-year benefit from the release of funds and reserves related to potential legal liabilities and positive year-over-year foreign currency translation, driven primarily by gains in 2011 on our forward rate hedging program, compared to losses in 2010.

Depreciation expense was $74 million in 2011, compared with $63 million in 2010. The increase primarily reflects accelerated depreciation expense of $5 million in 2011 relating to systems rationalization in connection with the 2011 Operational Review and depreciation of newly capitalized systems project costs in 2011.

Amortization of intangible assets was $68 million in 2011, a reduction of $14 million compared to 2010. The decrease primarily reflects the year-over-year benefit of the 2010 amortization of the HRH non-compete agreement acquired in 2008, which was fully amortized in 2010.

Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs

As described above, we issued $800 million of new debt in March 2011 and net proceeds of approximately $787 million were used to repurchase and redeem $500 million of 12.875% senior notes due 2016 and make related make-whole payments totaling $158 million. In addition to the make-whole payment we also wrote off unamortized debt issuance costs of $13 million.

Interest Expense

Interest expense was $156 million in 2011, a reduction of $10 million compared to 2010. The decrease in interest expense primarily reflects the lower coupon payable on our new debt issued in March 2011, the period-over-period decrease in the outstanding balance on our 5-year term loan facility and net gains recognized on our forward rate hedging program. These benefits were partially offset by the $10 million fourth quarter expense relating to the write-off of debt issuance costs following the refinancing of our bank facility.

Business discussion

Income Taxes

The effective tax rate on ordinary income for 2011 was 24%, compared with 26% for 2010, with the reduction driven primarily by the benefit from the higher tax rates at which costs associated with the 2011 Operational Review are relieved and a different geographic mix of business. The effective tax rate on ordinary income is calculated before the impact of certain discrete items. The significant discrete items occurring in 2011 are:

•	tax related to the make-whole payment on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs which are relieved at a higher rate than the underlying rate;

•	the net impact of gains and losses on disposals recorded in continuing operations;

•	tax related to the write-off of an uncollectible accounts receivable balance which is relieved at a higher rate than the underlying rate;

•	the impact of the UK FSA regulatory settlement expense for which no tax relief is available;

•	the impact of the change in rate of UK corporate income tax being applied to the Company’s opening temporary differences; and

•	adjustments made in respect of tax on profits of prior periods to bring in line the Company’s tax provisions to filed tax positions.

Including the impact of discrete items, the effective tax rate was 13% in 2011 compared to 24% in 2010.

Interest in Earnings of Associates, net of Tax

We own an interest in a number of associates, such as Gras Savoye, where we do not exercise management control and we are therefore unable to direct or manage the business to realize the anticipated benefits that we can achieve through full integration. Interest in earnings of associates, net of tax, was $12 million in 2011, compared with $23 million in 2010. The decline was mainly driven by a reduction in net income reported by our principal associate, Gras Savoye, following recent refinancing actions taken by the company, ongoing restructuring activity and the negative impact on their results from adverse economic conditions in France and other parts of Europe.

Discontinued Operations, net of Tax

Net income from discontinued operations in 2011 relates to our fourth quarter disposal of Global Special Risks, LLC, Faber & Dumas Canada Ltd and the trade and assets of Maclean, Oddy & Associates, Inc. We recorded net income from discontinued operations of $1 million in 2011, comprising a net loss for the year of $1 million offset by the benefit of a $2 million net gain on disposal.

Willis Group Holdings plc

Consolidated Results for 2010 compared to 2009

Revenues

					Change attributable to:
				Foreign	Acquisitions		Organic
				currency	and	Contingent	commissions and
Year ended December 31	2010	2009	% Change	translation	disposals	Commissions(b)	fees growth(a)
	(millions)

Global	$987	$921	7%	—%	—%	—%	7%
North America(c)	1,369	1,381	(1)%	—%	—%	(1)%	—%
International	937	898	4%	(2)%	1%	—%	5%

Commissions and fees	$3,293	$3,200	3%	(1)%	—%	—%	4%

Investment income	38	50	(24)%
Other income	1	3	(67)%

Total revenues	$3,332	$3,253	2%

(a)	Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; (iv) in North America, legacy contingent commissions assumed as part of the HRH acquisition and that had not been converted into higher standard commission; and (v) investment income and other income from reported revenues.

(b)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $11 million in 2010, compared with $27 million in 2009.

(c)	Reported commissions and fees included a favorable impact from a change in accounting methodology in a specialty business in North America of $7 million in the year ended December 31, 2010.

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Revenue increased $79 million, or 2%, in 2010 compared to 2009, reflecting organic growth in commissions and fees of 4%, offset by a 1% adverse impact from foreign currency translation and decreased investment and other income. Our Global segment achieved 7% organic growth in commission and fees and the International segment achieved 5% growth. North America organic commissions and fees growth was flat with the positive benefit from strong growth in our specialty businesses, driven by good business growth, together with a $7 million increase in commissions and fees from a change in accounting in an acquired specialty business to conform to current Group accounting policy, 3% growth in our employee benefits practice, good net new business generation and improved client retention, offset by the impact of the continued soft market and ongoing weakened economic conditions.

Investment income was $12 million lower in 2010 compared to 2009 with the impact of lower interest rates across the globe, particularly on our Euro-denominated deposits, partially mitigated by our forward hedging program.

Organic commissions and fees growth by segment is discussed further in ‘Operating Results — Segment Information’ below.

Salaries and Benefits

Salaries and benefits increased by $46 million, or 3% in 2010 compared to 2009, primarily due to a $60 million increase in incentive expenses, comprising a $31 million increase in the amortization of cash retention awards and a $29 million increase in the accrual for non-retentive incentive compensation due to increased headcount and improved performance across many regions. The increase in incentive expense was partially offset by reduced severance costs in 2010 and favorable foreign currency translation, primarily the year-on-year strengthening of the US dollar against the Pound Sterling.

Business discussion

Other Expenses

Other operating expenses declined by $26 million in 2010 compared to 2009 as the benefit from $25 million of lower losses on our forward hedging program, the release of a $7 million previously established legal reserve and continued disciplined management of discretionary expenses were partially offset by a $12 million first quarter 2010 charge relating to the devaluation of the Venezuelan currency and expense increases in support of revenue growth initiatives.

Amortization of intangible assets declined by $18 million in 2010 compared to 2009 due to the declining charge for the HRH customer relationship intangible and the year-on-year benefit from a $7 million accelerated amortization in 2009 relating to the HRH brand name.

Net gain (loss) on disposal of operations declined by $15 million in 2010 compared to 2009 primarily due to the recording in 2009 of a $10 million gain on sale following the part-disposal of the Group’s holding in Gras Savoye.

Interest Expense

Interest expense in 2010 was $8 million lower than in 2009, as interest expense savings arising from the reduction in average term loan and revolving credit facility balances was partly offset by the effect of the higher coupon payable on the $500 million 12.875% senior unsecured notes issued in March 2009.

Income Taxes

The effective tax rate was 24% for 2010 compared to 18% in 2009 as a $22 million benefit in 2010 from prior year tax adjustments was more than offset by the adverse impact from the $12 million charge relating to the devaluation of the Venezuelan currency for which no tax credits are available and positive impacts on the 2009 effective tax rate from a $27 million release relating to a 2009 change in tax law and an $11 million release relating to uncertain tax positions due to the closure of the statute of limitations on assessments for previously unrecognized tax benefits. Excluding these items, the effective tax rate of 26% on ordinary income for 2010 was broadly in line with 2009.

Interest in Earnings of Associates, net of Tax

Interest in earnings of associates, net of tax, in 2010 of $23 million was $10 million lower than in 2009, primarily due to the reduction from 49% to 31% in our ownership interest in Gras Savoye, as part of the reorganization of their capital structure in December 2009. Interest receivable on the vendor financing we provided as part of the capital reorganization is recorded under this caption.

LIQUIDITY AND CAPITAL RESOURCES

Debt

Total debt, total equity and the capitalization ratio at December 31, 2011 and 2010 were as follows (in millions, except percentages):

	December 31, 2011	December 31, 2010

Long-term debt	$2,354	$2,157
Short-term debt and current portion of long-term debt	$15	$110

Total debt	$2,369	$2,267

Total equity	$2,517	$2,608

Capitalization ratio	48%	47%

Willis Group Holdings plc

In March 2011 we issued $800 million of new debt, comprised of $300 million 4.125% senior notes due 2016 and $500 million 5.750% senior notes due 2021. We received net proceeds, after underwriting discounts and expenses of approximately $787 million, which were used largely in part to repurchase and redeem $500 million 12.875% senior notes due 2016 and make related make-whole payments totaling $158 million, which represented a slight discount to the make-whole redemption amount provided in the indenture governing this debt. In addition to the make-whole payments of $158 million, we also wrote off unamortized debt issuance costs of $13 million.

In December 2011 we refinanced our bank facility, comprising a new 5-year $300 million term loan and a new 5-year $500 million revolving credit facility. The $300 million term loan repaid the majority of the $328 million balance outstanding on our $700 million 5-year term loan facility and the $500 million revolving credit facility replaces our existing $300 million and $200 million revolving credit facilities. Unamortized debt issuance costs of $10 million relating to these facilities were written off in December 2011 following completion of the refinancing. In 2011, we made $83 million of mandatory repayments against the 5-year term loan before repaying the $328 million balance in December 2011.

These refinancing actions have lengthened our debt maturity profile. At December 31, 2011, we have $nil outstanding under both the $500 million and the existing $20 million facility compared with December 31, 2010 when we had $90 million outstanding under our $300 million facility and $nil outstanding under our $200 million and $20 million facilities. At December 31, 2011 the only scheduled debt repayments falling due over the next 12 months are scheduled repayments on our new $300 million 5-year term loan totaling $11 million and repayment of the $4 million 6% loan notes due 2012.

Liquidity

Our principal sources of liquidity are cash from operations and $520 million available under our revolving credit facilities, of which the $20 million UK facility is solely for use by our main regulated UK entity in certain exceptional circumstances. At December 31, 2011 we had $436 million of cash and cash equivalents, of which approximately $100 million is available for general corporate purposes.

As of December 31, 2011, our short-term liquidity requirements consisted of $125 million payment of interest on debt, $11 million of mandatory repayments under our 5-year term loan, a $4 million mandatory repayment of our 6.000% loan notes due 2012, $1 million of revolving credit facility commitment fees, capital expenditure and working capital requirements. In addition, our estimated pension contributions for 2012 are $142 million. Our long-term liquidity requirements consist of the principal amount of outstanding notes and borrowings under our 5-year term loan facility.

Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for at least the next 12 months.

Pensions

UK plan

In early 2012 we provisionally agreed a revised funding strategy with the UK plan’s trustee. Whilst the proposed new funding strategy has not been definitively agreed at the date of this report, we expect this to occur by the end of March 2012, and we expect the cash contributions to the scheme in 2012 to be approximately equal to those in 2011, of $92 million.

US plan

We will make cash contributions of approximately $40 million to the US plan in 2012, compared to contributions of $30 million in 2011. We also intend to make lump sum payments to specific classes of US plan members in settlement of

Business discussion

their pension obligations. Such payments will only be made in limited tranches. Whilst such payments will have a positive impact on the overall liabilities of the US plan they may require us to provide additional funding to the plan.

Summary consolidated cash flow information (in millions):

	Year Ended December 31,
	2011	2010	2009

Cash provided by operating activities
Net cash provided by continuing operating activities	$441	$491	$421
Net cash used in discontinued operations	(2)	(2)	(2)

Total net cash provided by operating activities	439	489	419
Cash flows from investing activities
Total net cash (used in) provided by continuing investing activities	(101)	(94)	102

Increase in cash and cash equivalents from operating and investing activities	338	395	521
Cash flows from financing activities
Total net cash used in continuing financing activities	(214)	(293)	(516)

Increase in cash and cash equivalents	124	102	5
Effect of exchange rate changes on cash and cash equivalents	(4)	(7)	11
Cash and cash equivalents, beginning of year	316	221	205

Cash and cash equivalents, end of year	$436	$316	$221

This summary consolidated cash flow should be viewed in addition to, not in lieu of, the Company’s consolidated financial statements.

Consolidated Cash Flow for 2011 compared to 2010

Operating Activities

Total net cash provided by continuing operating activities was $439 million in 2011, compared with $489 million in 2010. The decrease of $50 million primarily reflects the $57 million year-on-year increase in accounts receivable, reflecting increased revenue but also slower collections in the US due to current economic conditions; cash outflows of approximately $120 million relating to the 2011 Operational Review; and the $24 million year-on-year increase in payments for cash retention awards. These were partly offset by realized cash savings resulting from the 2011 Operational Review and other working capital movements.

Investing Activities

Total net cash used in continuing investing activities was $101 million in 2011 compared to $94 million in 2010. The $101 million net outflow was mainly due to capital spend including fit-out of our Nashville office and IT project investments.

Financing Activities

Total net cash used in continuing financing activities was $214 million in 2011 compared to $293 million in 2010. We issued $800 million of new debt in March 2011 and net proceeds of approximately $787 million were used to repurchase and redeem $500 million of 12.875% senior notes due 2016. As part of this debt refinancing we made a $158 million make-whole payment on the redemption of our 12.875% senior notes due 2016. Other significant financing activities in 2011 include refinancing our bank facility in December 2011, dividend payments of $180 million and receipt of $60 million from the issue of shares.

Willis Group Holdings plc

Consolidated Cash Flow for 2010 compared to 2009

Operating Activities

Total net cash provided by continuing operating activities was $489 million in 2010 compared with $419 million in 2009. The $70 million increase compared with 2009 primarily reflected the benefits of a $142 million increase in net income from continuing operations before non-cash items offset by a $48 million increase in pension scheme contributions, a $48 million increase in cash retention award payments, the timing of cash collections and other working capital movements.

Investing Activities

Total net cash outflow from continuing investing activities was $94 million in 2010 compared with a net cash inflow of $102 million in 2009. The 2010 outflow was primarily due to capital spend and $21 million of payments for acquisitions of subsidiaries, mainly in respect of prior year acquisitions. In 2009, capital spend of $96 million was offset by net receipts of $113 million from changes in our ownership interest in Gras Savoye, $42 million net proceeds from sale of discontinued operations, mainly attributable to the second quarter 2009 disposal of Bliss & Glennon and $21 million proceeds from the sale of short-term investments.

Financing Activities

Net cash used in continuing financing activities was $293 million in 2010 compared with $516 million in 2009. The net decrease in cash used in financing activities of $223 million was mainly attributable to a $90 million drawdown against the revolving credit facilities in 2010 and debt refinancing actions in 2009 that resulted in $102 million higher debt repayments net of debt issuance in that year.

Own funds

As of December 31, 2011, we had cash and cash equivalents of $436 million, compared with $316 million at December 31, 2010 and $520 million remained available to draw under our revolving credit facilities, compared with $430 million at December 31, 2010.

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

Share redemptions or repurchases

The Company is authorized to repurchase or redeem shares under a variety of methods and will consider whether to do so from time to time, based on many factors, including market conditions. There remains approximately $922 million under the current authorization. The Company did not repurchase or redeem any shares in 2011 or 2010. In February 2012, the Company announced that in 2012 it intends to buyback up to $100 million of shares through open market or privately

Business discussion

negotiated transactions, from time to time, depending on market conditions. As at February 23, 2012 the Company acquired 75,000 shares at a total price of approximately $3 million.

Dividends

Cash dividends paid in 2011 were $180 million compared with $176 million in 2010 and $174 million in 2009, with the year-on-year increases due to increases in share count over each year.

In February 2012, we declared a quarterly cash dividend of $0.27 per share, an annual rate of $1.08 per share, an increase of 3.8% over the prior 12 month period.

REVIEW OF SEGMENTAL RESULTS

We organize our business into three segments: Global, North America and International. Our Global business provides specialist brokerage and consulting services to clients worldwide for risks arising from specific industries and activities. North America and International comprise our retail operations and provide services to small, medium and major corporations.

The following table is a summary of our operating results by segment for the three years ended December 31, 2011 (in millions except percentages):

	2011			2010			2009
		Operating	Operating		Operating	Operating		Operating	Operating
	Revenues	Income	Margin	Revenues	Income	Margin	Revenues	Income	Margin

Global(a)	$1,082	$352	33%	$996	$320	32%	$938	$311	33%

North America (b)(c)	1,323	271	20%	1,385	320	23%	1,399	328	23%
International	1,042	221	21%	951	226	24%	916	216	24%

Total Retail	2,365	492	21%	2,336	546	23%	2,315	544	23%
Corporate & Other	—	(278)	n/a	—	(113)	n/a	—	(165)	n/a

Total Consolidated	$3,447	$566	16%	$3,332	$753	23%	$3,253	$690	21%

(a)	Reported commissions and fees include a 2011 benefit of $6 million from a change in accounting within a Global Specialty business to conform to current Group accounting policy.

(b)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $5 million in 2011, $11 million in 2010 and $27 million in 2009.

(c)	Reported commissions and fees included a favorable impact from a change in accounting methodology in a specialty business in North America of $7 million in the year ended December 31, 2010.

Global

Our Global operations comprise Global Specialties, Reinsurance, Willis Faber & Dumas (formerly London Market Wholesale), and as of 2010, Willis Capital Markets & Advisory (WCMA). From January 1, 2011, Willis Faber & Dumas also includes our Global Markets International unit. We have retrospectively adjusted our segmental information disclosures within this discussion to reflect this change to our reporting structure.

Willis Group Holdings plc

The following table sets out revenues, operating income, organic commissions and fees growth and operating margin for the three years ended December 31, 2011 (in millions, except percentages):

	2011	2010	2009

Commissions and fees(a)	$1,073	$987	$921
Investment income	9	9	17

Total revenues	$1,082	$996	$938

Operating income	$352	$320	$311
Revenue growth	9%	6%	2%
Organic commissions and fees growth	7%	7%	4%
Operating margin	33%	32%	33%

(a)	Reported commissions and fees include a $6 million first quarter 2011 benefit from a change in accounting within a Global Specialty business to conform to current Group accounting policy.

2011 compared to 2010

Revenues

Commissions and fees of $1,073 million were $86 million, or 9%, higher in 2011 compared with 2010, reflecting organic commissions and fees growth of 7% and a net benefit from foreign currency translation of 2%. Organic growth included the benefit of net new business generation despite the adverse impact of the continued difficult economic environment and soft market in many of the specialty classes.

Organic growth included positive growth across Reinsurance, Global Specialties, Willis Faber & Dumas and WCMA businesses, together with a $6 million first quarter 2011 benefit from a change in accounting within a Global Specialty business to conform to current Group accounting policy.

Organic growth in Reinsurance in 2011 was led by growth in North America and Asia-Pacific, and included the benefit of new business growth and a profitability initiative that may or may not recur. Overall Reinsurance showed stable pricing with modest increases in some lines and geographies, particularly those affected by catastrophe losses.

Organic growth in Global Specialties was led by strong contributions from Marine, Energy, Financial Solutions and Aerospace, reflecting good new business, high retention levels, targeted hiring of producer talent and connectivity between the retail network and specialty businesses. However, the operating environment remains challenging across most Global Specialty businesses with depressed world trade and transit volumes, industry consolidation and pressure on financing of construction projects still evident.

Willis Faber & Dumas reported positive organic commissions and fees growth in 2011 and our WCMA business was marginally positive compared to 2010.

The 2% net benefit to revenue growth from foreign currency translation in 2011 primarily reflected the period-over-period positive impact of the weakening of the US dollar against both the Euro and Pound sterling, in which we earn a significant portion of Global revenues.

Productivity in Global, measured in terms of revenue per FTE employee, increased to $386,000 for 2011 compared with $366,000 for 2010.

Client retention levels improved to 91% for 2011, compared with 90% for 2010.

Business discussion

Operating margin

Operating margin was 33% in 2011 compared to 32% in 2010 as the benefit of 7% organic commissions and fees growth discussed above and an $18 million decrease in pension expense was offset by a net negative impact from foreign currency movements, an $8 million increase in incentive expense, including amortization of cash retention award payments and the impact of costs associated with continued support of current and future growth.

Operating margin is impacted by foreign exchange movements as the London market operations earn revenues in US dollars, Pounds sterling and Euros and primarily incur expenses in Pounds sterling. In addition, they are exposed to exchange risk on certain Pound sterling-denominated balances.

The period-over-period net negative impact from foreign currency movements in 2011 primarily reflected the increased US dollar value of our Pound sterling expense base as a result of the weakening of the US dollar versus the Pound sterling and the net negative impact of translation of non-USD assets and liabilities into US dollar in our London market operations. These factors were partially offset by the US dollar weakening against the Pound sterling and the Euro, increasing the US dollar value of our Pound and Euro denominated revenues.

2010 compared to 2009

Revenues

Commissions and fees were $66 million, or 7%, higher in 2010 compared with 2009 which was driven by 7% organic commissions and fees growth.

Our Reinsurance and Global Specialties businesses reported mid-single digit organic growth in 2010, driven by net new business generation despite the adverse impact of the difficult rate environment and soft market in many of the specialty classes.

Reinsurance reported strong new business growth in 2010 and client retention levels remained high. Organic growth in Global Specialties was led by strong contributions from Financial and Executive Risks, Construction and Energy, reflecting strong new business, improved retention, targeted hiring of producer talent and improved cooperation across the retail and specialty businesses.

Our WCMA business contributed to organic growth in 2010, substantially due to a $9 million fee on a single capital markets transaction in the second quarter.

Within Willis Faber & Dumas, revenues in Faber & Dumas were slightly lower than 2009, mainly reflecting the soft wholesale market, together with continued pressure on the most economically sensitive lines such as bloodstock, jewelry and fine arts.

Productivity in Global, measured in terms of revenue per FTE employee, increased to $366,000 for 2010 compared with $352,000 for 2009.

Client retention levels remained high at 90% for 2010, in line with 2009.

Operating margin

Operating margin was 32% in 2010 compared with 33% in 2009. This decrease primarily reflected the adverse impact of foreign currency translation, as the positive effect on our Pound sterling expense base from the strengthening US dollar, was more than offset by the adverse impact of foreign currency movements on sterling-denominated balances.

Willis Group Holdings plc

Excluding the impact of this foreign currency translation, Global’s operating margin remained flat as the benefits of good organic commissions and fees growth and disciplined cost control were offset by the impact of costs associated with continued support of current and future growth.

North America

Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States, Canada and as of January 1, 2011, Mexico retail. We have retrospectively adjusted our segmental information disclosures within this discussion to reflect the allocation of Mexico retail operations to our North America segment.

The following table sets out revenues, operating income, organic commissions and fees growth and operating margin for the three years ended December 31, 2011 (in millions, except percentages):

	2011	2010	2009

Commissions and fees(a)(b)	$1,314	$1,369	$1,381
Investment income	7	15	15
Other income	2	1	3

Total revenues	$1,323	$1,385	$1,399

Operating income	$271	$320	$328
Revenue growth	(4)%	(1)%	49%
Organic commissions and fees growth	(4)%	0%	(4)%
Operating margin	20%	23%	23%

(a)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $5 million in 2011, compared with $11 million in 2010 and $27 million in 2009.

(b)	Reported commissions and fees included a favorable impact from a change in accounting methodology in a specialty business in North America of $7 million in the year ended December 31, 2010.

2011 compared to 2010

Revenues

Commissions and fees of $1,314 million were $55 million, or 4%, lower in 2011 compared with 2010 of which $6 million was attributable to the decrease in legacy contingent commissions assumed as part of the HRH acquisition from $11 million in 2010 to $5 million in 2011.

Organic commissions and fees growth declined 4% in 2011 compared with 2010, as the benefits of new business generation and growth in some regions were more than offset by declining Loan Protector revenues and the impact of the soft market conditions and weakened economy across most sectors.

The decline in the financial performance of our Loan Protector business had a 2% negative impact on North America organic growth in commissions and fees and for the full year 2011 negatively impacted the segment’s revenue by $27 million. The Loan Protector decline was driven by the loss of clients through attrition and M&A activity, industry-wide commission pressures and a slowdown in foreclosures in the US in 2011.

Following the introduction of health care reform legislation in 2010, some major health insurance carriers in North America began to change their compensation practices in particular lines of business in certain locations. In response to market pressures those changes caused, we announced in July 2011 that in order to remain competitive, we would begin accepting standard compensation based on volume, but would continue to resist traditional contingent commissions and bonus payments because, while legal, we believe these forms of compensation create conflicts with our clients. After

Business discussion

several months of review under changing market conditions, we have concluded that we cannot be fully competitive on Employee Benefits business if we continue to refuse these legal forms of compensation. Consequently, we will begin to accept all forms of compensation from Employee Benefits providers effective April 1, 2012 in North America.

Despite the decline in revenues, productivity in North America, measured in terms of revenue per FTE employee, increased to $235,000 for 2011 compared with $234,000 for 2010.

Client retention levels were 91% in 2011 compared to 92% in 2010.

Operating margin

Operating margin in North America was 20% in 2011 compared with 23% in 2010, reflecting the adverse impact from the 4% decline in organic commissions and fees growth discussed above, a period-over-period increase in 401(k) match expense of $10 million following its reinstatement in January 2011 and a $7 million increase in incentive expense, including amortization of cash retention award payments. These were partly offset by a $5 million decrease in stock-based compensation expense and the benefit of cost reductions driven by the 2011 Operational Review and continued focus on expense management.

2010 compared to 2009

Revenues

Commissions and fees of $1,369 million were $12 million, or 1%, lower for 2010 compared with 2009. Excluding the $16 million decrease in legacy contingency commissions assumed as part of the HRH acquisition, there was a modest increase in commissions and fees.

Organic commissions and fees growth was flat for 2010. We experienced strong performance in our specialty businesses, driven by good business growth together with a $7 million increase in commissions and fees from a change in accounting of an acquired specialty business in North America to conform to Group accounting policy. Our employee benefits practice recorded 3% growth despite the soft labor market and we achieved good net new business generation, with improved client retention. This was offset by a negative 2% impact from rate declines and other market factors and a further decline in our Construction business and smaller declines elsewhere reflecting continued soft market conditions and the weak US economy.

Despite the small decline in revenues, productivity in North America, measured in terms of revenue per FTE employee, increased to $234,000 for 2010 compared with $223,000 for 2009.

Client retention levels increased to 92% for 2010, compared with 91% for 2009.

Operating margin

Operating margin in North America was 23% in both 2010 and 2009, as the benefits of continued disciplined cost control and underlying lower pension expense in 2010 were offset by a $16 million reduction in legacy HRH contingent commissions, increased incentive expense, including the impact of increased amortization of cash retention award payments and the non-recurrence of a $9 million benefit in 2009 from the curtailment of the US pension plan relating to our North America retail employees.

International

Our International business comprises our retail operations in Eastern and Western Europe, the United Kingdom and Ireland, Asia-Pacific, Russia, the Middle East, South Africa and Latin America. The services provided are focused

Willis Group Holdings plc

according to the characteristics of each market and vary across offices, but generally include direct risk management and insurance brokerage and employee benefits consulting.

The following table sets out revenues, operating income, organic commissions and fees growth and operating margin for the three years ended December 31, 2011(in millions, except percentages):

	2011	2010	2009

Commissions and fees	$1,027	$937	$898
Investment income	15	14	18

Total revenues	$1,042	$951	$916

Operating income	221	226	216
Revenue growth	10%	4%	(4)%
Organic commissions and fees growth	5%	5%	5%
Operating margin	21%	24%	24%

2011 compared to 2010

Revenues

Commissions and fees of $1,027 million were $90 million, or 10%, higher in 2011 compared with 2010, comprising 5% organic growth and a net 5% positive impact from foreign currency translation. Organic growth included net new business growth of 7%, partly offset by the negative impact from rates and other market factors.

There were strong contributions to 2011 organic commissions and fees growth from most regions, including double-digit growth in our Latin America and Eastern Europe regions, together with single-digit growth in Asia and Western Europe. In particular, there was strong growth in Brazil, Chile, Argentina, Russia and China.

The single-digit organic commissions and fees growth in our large retail operation in Continental Europe was primarily driven by strong growth in Italy, Spain and Germany, despite the ongoing challenging economic conditions in this region, offset by lower commissions and fees in Denmark and the Netherlands.

Organic commissions and fees growth in our UK and Ireland retail operations, declined 2% in 2011, compared with the same period 2010, driven by the economic pressures that continue to affect both the UK and Ireland.

A significant part of International’s revenues are earned in currencies other than the US dollar, most notably the Euro, Pound sterling and Australian dollar. The net 5% benefit from foreign currency translation in 2011 primarily reflected the weakening of the US dollar against these and other currencies in which we earn International revenues.

Productivity in our International business, measured in terms of revenue per FTE employee, increased to $160,000 for 2011 compared with $150,000 for 2010.

Client retention levels increased to 94% for 2011, compared with 93% for 2010.

Operating margin

Operating margin in International was 21% in 2011, compared with 24% in 2010, with the decrease primarily reflecting a $17 million increase in incentive expenses including amortization of cash retention award payments, the impact of the reinstated annual salary review for all employees from April 2011 and increased spending on initiatives to drive future growth, including investment hires. These increases were partly offset by the benefit from organic commissions and fees growth and favorable foreign currency movements as discussed above and reduced pension expense.

Business discussion

2010 compared to 2009

Revenues

Commissions and fees of $937 million were $39 million, or 4%, higher for 2010 compared with 2009, as the benefits of 5% organic commissions and fees growth and 1% from the net effect of acquisitions and disposals were partly offset by a 2% adverse impact from foreign currency translation. Organic growth included net new business growth of 8% and there was a negative 3% impact from rates and other market factors.

There were strong contributions to organic commissions and fees growth from most regions, led by growth in Latin America, Asia-Pacific and Western Europe. There was further positive growth in our Eastern Europe operations, driven by a strong contribution from Russia. Organic commissions and fees growth was also positive in our UK and Irish retail operations, driven by new business growth in the UK. Our employee benefits practice, which represents approximately 10% of International commissions and fees, performed well in 2010 with growth in the mid single digits.

A significant part of International’s revenues are earned in currencies other than the US dollar. The US dollar strengthened against a number of these currencies in 2010 compared with 2009, most notably the Euro, Venezuelan Bolivar Fuerte, Danish Kroner and Pound Sterling. The adverse impact of this strengthening was partly offset by the weakening of the US dollar against the Australian dollar. The net impact of these movements was a 2% reduction in 2010 revenues compared to 2009.

Productivity in our International business, measured in terms of revenue per FTE employee, increased to $150,000 for 2010 compared with $147,000 for 2009.

Client retention levels remained high at 93% for 2010.

Operating margin

Operating margin in International was 24% in both 2010 and 2009. Benefits from 5% organic commissions and fees growth and continued focus on disciplined expense management were offset by the adverse impact from foreign currency translation due to the strengthening of the US dollar against the Euro and other currencies in which we earn a significant portion of our operating income, increased incentive expenses, including amortization of cash retention award payments, a reduction in investment income, driven by lower interest rates particularly in the Eurozone, and spending on initiatives to drive future growth.

Corporate & Other

The Company evaluates the performance of its operating segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, items for which segmental management are not held responsible for are held within ‘Corporate & Other’.

Willis Group Holdings plc

Corporate & Other comprises the following (in millions):

	2011	2010	2009

Amortization of intangible assets	$(68)	$(82)	$(100)
Foreign exchange hedging	5	(16)	(42)
Foreign exchange gain (loss) on the UK pension plan asset	—	3	(6)
HRH integration costs	—	—	(18)
Net gain (loss) on disposal of operations	4	(2)	13
2011 Operational Review	(180)	—	—
UK FSA Regulatory settlement	(11)	—	—
Venezuela currency devaluation	—	(12)	—
Write-off of uncollectible accounts receivable balance in North America	(22)	—	—
Redomicile of parent company costs	—	—	(6)
Other(a)	(6)	(4)	(6)

Total corporate and other	$(278)	$(113)	$(165)

(a)	Other includes $12 million in 2011 from the release of funds and reserves related to potential legal liabilities (2010: $7 million, 2009: $nil).

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

Pension expense

We maintain defined benefit pension plans for employees in the US and UK. Both these plans are now closed to new entrants and, with effect from May 15, 2009 we closed our US defined benefit plan to future accrual. New entrants in the UK are offered the opportunity to join a defined contribution plan and in the United States are offered the opportunity to join a 401(k) plan. We also have smaller defined benefit schemes in Ireland, Germany, Norway and the Netherlands. These international schemes have combined total assets of $128 million and a combined net liability for pension benefits of $3 million as of December 31, 2011. Elsewhere, pension benefits are typically provided through defined contribution plans.

We recorded a net pension charge on our UK and US defined benefit pension plans in 2011 of $6 million, and $nil respectively, compared with $28 million and $1 million respectively in 2010. On our international defined benefit pension plans, we recorded a net pension charge of $5 million in 2011, compared with $6 million in 2010.

Based on December 31, 2011 assumptions, we expect the net pension charge in 2012 to decrease by $11 million for the UK plan, increase by $3 million for the US plan and increase a net $1 million for the international plans.

We make a number of assumptions when determining our pension liabilities and pension expense which are reviewed annually by senior management and changed where appropriate. The discount rate will be changed annually if underlying rates have moved whereas the expected long-term return on assets will be changed less frequently as longer term trends in asset returns emerge or long term target asset allocations are revised. Other material assumptions include rates of participant mortality, the expected long-term rate of compensation and pension increases and rates of employee termination. Our approach to determining appropriate assumptions for our UK and US pension plans is set out below.

Business discussion

UK plan

Impact of a
	As disclosed	0.50 percentage	Impact of a
	using	point increase	0.50 percentage	One year
	December 31,	in the expected	point increase	increase in
	2011	rate of return	in the discount	mortality
	assumptions	on assets(a)	rate(a)	assumption(b)
(millions)

Estimated 2012 (income)/ expense	$(5)	$(12)	$(19)	$7
Projected benefit obligation at December 31, 2011	2,217	n/a	(194)	44

(a)	With all other assumptions held constant.

(b)	Assumes all plan participants are one year younger.

Discount rate

During 2011, we moved from an index based approach to determining the discount rate to a duration based approach which more closely matches the actual timings of expected cash flows to the applicable discount rate. The selected rate used to discount UK plan liabilities was 4.80% compared with 5.45% at December 31, 2010 with the decrease reflecting a reduction in UK long-term bond rates in 2011. Under the old approach, the discount rate at the end of 2011 would have been 4.65%. We estimate the impact of this change was to:

•	increase the 2011 funded status by approximately $54 million; and

•	reduce the 2012 estimated pension expense by approximately $5 million.

The lower discount rate generated an actuarial loss of approximately $240 million at December 31, 2011.

Expected and actual asset returns

Expected long-term rates of return on plan assets are developed from the expected future returns of the various asset classes using the target asset allocations. The expected long-term rate of return used for determining the net UK pension expense in 2011 was 7.50% (2010: 7.75%), equivalent to an expected return in 2011 of $161 million (2010: $141 million). The decrease in the expected long-term rate of return followed a change in the underlying target asset mix.

The expected and actual returns on UK plan assets for the three years ended December 31, 2011 were as follows:

		Actual
	Expected	return
	return on	on plan
	plan assets	assets
	(millions)

2011	$161	$269
2010	141	245
2009	127	234

Mortality

During 2011, we amended the mortality assumptions to more closely align them to those used in the most recent funding valuation. The mortality assumption is now the 90 / 105% PNA00 table for males / females (2010: 100% PNA00 table without an age adjustment).

This change gave rise to an approximate $85 million increase in the 2011 projected benefit obligation compared to using the 2010 mortality assumptions.

Willis Group Holdings plc

As an indication of the longevity assumed, our calculations assume that a UK male retiree aged 65 at December 31, 2011 would have a life expectancy of 24 years.

US plan

Impact of a
		0.50 percentage	Impact of a
	As disclosed	point increase	0.50 percentage	One year
	using	in the expected	point increase	increase in
	December 31, 2011	rate of return	in the discount	mortality
	assumptions(a)	on assets(b)	rate(b)	assumption(b)(c)
(millions)

Estimated 2012 expense / (income)	$2	$(3)	$(1)	$2
Projected benefit obligation at December 31, 2011	897	n/a	(58)	25

(a)	Except for expected rate of return updated to 7.25%.

(b)	With all other assumptions held constant.

(c)	Assumes all plan participants are one year younger.

Discount rate

The rate used to discount US plan liabilities at December 31, 2010 was 5.58%, determined based on expected plan cash flows discounted using a corporate bond yield curve. Since the end of 2010, AA corporate bond spot yields have fallen and spreads of long term AA bonds over gilts have widened. Consequently, the discount rate at December 31, 2011 was 4.63%, a reduction of 95 basis points from 2010 year end. The impact of the lower discount rate in 2011 increased the projected benefit obligation by approximately $100 million.

Expected and actual asset returns

The expected long-term rate of return used for determining the net US pension scheme expense in 2011 was 7.50%, a reduction of 0.25% from 2010. Effective January 1, 2012, the expected long-term rate of return was further decreased to 7.25%, following a change in the underlying target asset mix.

The expected and actual returns on US plan assets for the three years ended December 31, 2011 were as follows:

		Actual
	Expected	return
	return on	on plan
	plan assets	assets
	(millions)

2011	$44	$34
2010	42	70
2009	36	86

Mortality

The mortality assumption at December 31, 2011 is the RP-2000 Mortality Table (blended for annuitants and non-annuitants), projected by Scale AA to 2019 for annuitants and 2027 for non-annuitants (December 31, 2010: projected to 2011 by Scale AA). This change more closely aligns assumptions made for accounting purposes to those for funding purposes. The impact of the change in mortality assumptions increased the projected benefit obligation at December 31, 2011 by approximately $27 million.

Business discussion

As an indication of the longevity assumed, our calculations assume that a US male retiree aged 65 at December 31, 2011, would have a life expectancy of 19 years.

Intangible assets

Intangible assets represent the excess of cost over the value of net tangible assets of businesses acquired. We classify our intangible assets into three categories;

•	Goodwill;

•	‘Customer and Marketing Related’ which includes client lists, client relationships, trade names and non-compete agreements; and

•	‘Contract-based, Technology and Other’ which includes all other purchased intangible assets.

Client relationships acquired on the HRH acquisition are amortized over twenty years in line with the pattern in which the economic benefits of the client relationships are expected to be consumed. Over 80% of the client relationships intangible will have been amortized after 10 years. Non-compete agreements acquired in connection with the HRH acquisition were amortized over two years on a straight line basis. Intangible assets acquired in connection with other acquisitions are amortized over their estimated useful lives on a straight line basis. Goodwill is not subject to amortization.

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

The goodwill impairment test is a two step analysis. Step One requires the fair value of each reporting unit to be compared to its book value. If the fair value of a reporting unit is determined to be greater than the carrying value of the reporting unit, goodwill is not to be impaired and no further testing is necessary. If the fair value of a reporting unit is less than the carrying value, we perform Step Two. Step Two requires the implied fair value of reporting unit goodwill to be compared with the carrying amount of that goodwill. Determining the implied fair value of goodwill requires a valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of the purchase price in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units and determination of fair value of each reporting unit.

Determination of reporting units

We have determined our reporting units to be consistent with our operating segments: North America; International and Global. Goodwill is allocated to these reporting units based on the original purchase price allocation for acquisitions within the reporting units.

Willis Group Holdings plc

Fair value of reporting units

The fair value of each reporting unit is estimated using a discounted cash flow methodology and, in aggregate, validated against our market capitalization.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include estimations of future cash flows which are dependent on internal forecasts, long-term rate of growth for our business and determination of our weighted average cost of capital.

We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Therefore changes in these estimates and assumptions could materially affect the determination of fair value and result in goodwill impairment.

In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

Annual goodwill impairment analysis

Our annual goodwill impairment analysis is performed each year at October 1. At October 1, 2011 our analysis showed the estimated fair value of each reporting unit was in excess of the carrying value, and therefore did not result in an impairment charge (2010: $nil, 2009: $nil). The fair values of the Global and International reporting units were significantly in excess of their carrying values. The fair value of the North American unit exceeded its carrying value by approximately 14%.

In the fourth quarter of 2011 our North America segment continued to be hampered by declining Loan Protector business results, the effect of the soft economy in the U.S. and declining retention rates primarily related to M&A activity and lost legacy HRH business. Consequently, the annual impairment test described above included additional sensitivity analysis, over and above that we would usually perform, in relation to our North America segment’s goodwill impairment review. This additional analysis included reductions to assumed rates of revenue growth, increases to assumed rates of expense growth and flexing the assumed weighted average cost of capital. Although our testing concluded there is no impairment, the analysis indicated that in respect of the North America segment, in the event of either a significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions or the sale of part of the reporting unit there could be an impairment to the carrying value in future periods.

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

At December 31, 2011, we had gross deferred tax assets of $432 million (2010: $294 million) against which a valuation allowance of $102 million (2010: $87 million) had been recognized. To the extent that:

•	the actual future taxable income in the periods during which the temporary differences are expected to reverse differs from current projections;

•	assumed prudent and feasible tax planning strategies fail to materialize;

•	new tax planning strategies are developed; or

•	material changes occur in actual tax rates or loss carry-forward time limits,

Business discussion

we may adjust the deferred tax asset considered realizable in future periods. Such adjustments could result in a significant increase or decrease in the effective tax rate and have a material impact on our net income.

Positions taken in our tax returns may be subject to challenge by the taxing authorities upon examination. We recognize the benefit of uncertain tax positions in the financial statements when it is more likely than not that the position will be sustained on examination by the tax authorities. The benefit recognized is the largest amount of tax benefit that has a greater than 50% likelihood of being realized on settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company adjusts its recognition of these uncertain tax benefits in the period in which new information is available impacting either the recognition or measurement of its uncertain tax positions. In 2011, there was a net increase in uncertain tax positions of $3 million compared to a net decrease of $4 million in 2010. The Company recognizes interest relating to unrecognized tax benefits and penalties within income taxes. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as at December 31, 2011 are presented below:

	Payments due by
Obligations	Total	2012	2013-2014	2015-2016	After 2016
	(millions)

5-year term loan facility expires 2016	$300	$11	$30	$259	$—
Interest on term loan	28	6	12	10	—
Revolving $500 million credit facility commitment fees	6	1	3	2	—
6.000% loan notes due 2012	4	4	—	—	—
5.625% senior notes due 2015	350	—	—	350	—
Fair value adjustments on 5.625% senior notes due 2015	20	—	—	20	—
4.125% senior notes due 2016	300	—	—	300	—
6.200% senior notes due 2017	600	—	—	—	600
7.000% senior notes due 2019	300	—	—	—	300
5.750% senior notes due 2021	500	—	—	—	500
Interest on senior notes	744	119	238	200	187

Total debt and related interest	3,152	141	283	1,141	1,587
Operating leases(a)	1,307	146	203	151	807
Pensions	386	91	181	114	—
Other contractual obligations(b)	164	72	13	37	42

Total contractual obligations	$5,009	$450	$680	$1,443	$2,436

(a)	Presented gross of sublease income.

(b)	Other contractual obligations include capital lease commitments, put option obligations and investment fund capital call obligations, the timing of which are included at the earliest point they may fall due.

Willis Group Holdings plc

Debt obligations and facilities

The Company’s debt and related interest obligations at December 31, 2011 are shown in the above table.

In March 2011 we issued $800 million of new debt, comprised of $300 million of 4.125% senior notes due 2016 and $500 million of 5.750% senior notes due 2021. We received net proceeds, after underwriting discounts and expenses of approximately $787 million, which were used, to repurchase and redeem $500 million of 12.875% senior notes due 2016 and make related make-whole payments totaling $158 million, which represented a slight discount to the make-whole redemption amount provided in the indenture governing this debt. In addition to the make-whole payments of $158 million, we also wrote off unamortized debt issuance costs of $13 million.

In December 2011 we refinanced our bank facility, comprising a new 5-year $300 million term loan and a new 5-year $500 million revolving credit facility. The $300 million term loan repaid the majority of the $328 million balance outstanding on our $700 million 5-year term loan facility and the $500 million revolving facility replaces our existing $300 million and our $200 million revolving credit facilities. Unamortized debt issuance costs of $10 million relating to these facilities were written off in December 2011 following completion of the refinancing.

Conditions to borrowing under the banking facility include the accuracy and completeness in all material respects of all representations and warranties in the loan documentation and that no default under the banking facility then existed or would result from such borrowing or the application of the proceeds thereof. Voluntary prepayments are permitted without penalty or premium (subject to minimum amounts) and mandatory prepayments are required in certain circumstances.

We are subject to various affirmative and negative covenants and reporting obligations under the banking facility. These include, among others, limitations on subsidiary indebtedness, liens, sale and leaseback transactions, certain investments, fundamental changes, assets sales and restricted payments, and maintenance of certain financial covenants. Events of default under the banking facility include non-payment of amounts due to the lenders, violation of covenants, incorrect representations, defaults under other material indebtedness, judgments and specified insolvency-related events, certain ERISA events and invalidity of loan documents, subject to, in certain instances, specified thresholds, cure periods and exceptions.

At December 31, 2011 the only mandatory debt repayments falling due over the next 12 months are scheduled repayments on our new $300 million 5-year term loan totaling $11 million and repayment of the $4 million 6% loan notes due 2012.

Operating leases

The Company leases certain land, buildings and equipment under various operating lease arrangements. Original non-cancellable lease terms typically are between 10 and 20 years and may contain escalation clauses, along with options that permit early withdrawal. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease.

As of December 31, 2011, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross rental	Rentals from	Net rental
	commitments	subleases	commitments
	(millions)

2012	$146	$(14)	$132
2013	109	(14)	95
2014	94	(13)	81
2015	79	(12)	67
2016	72	(11)	61
Thereafter	807	(32)	775

Total	$1,307	$(96)	$1,211

Business discussion

The Company leases its main London building under a 25-year operating lease, which expires in 2032. The Company’s contractual obligations in relation to this commitment included in the table above total $715 million (2010: $744 million). Annual rentals are $30 million per year and the Company has subleased approximately 29% of the premises under leases up to 15 years. The amounts receivable from subleases, included in the table above, total $82 million (2010: $87 million; 2009: $100 million).

Rent expense amounted to $127 million for the year ended December 31, 2011 (2010: $131 million; 2009: $154 million). The Company’s rental income from subleases was $18 million for the year ended December 31, 2011 (2010: $22 million; 2009: $21 million).

Pensions

Contractual obligations for our pension plans reflect the contributions we expect to make over the next five years into our US, UK and international plans. These contributions are based on current funding positions and may increase or decrease dependent on the future performance of the plans.

UK plan

We made total cash contributions to our UK defined benefit pension plan of $92 million in 2011 (including amounts in respect of the salary sacrifice contribution) compared with $88 million in 2010 and $49 million in 2009.

In the UK we are required to agree to a funding strategy for our UK defined benefit plan with the plan’s trustees. In February 2009, we agreed to make full year contributions to the UK plan of approximately $39 million for 2009 through 2011, excluding amounts in respect of the salary sacrifice scheme. In addition, if certain funding targets were not met at the beginning of any of those years, a further contribution of approximately $39 million was required for that year. The additional funding requirement was triggered in both 2010 and 2011.

The amounts included as contractual obligations in the table above reflect those payable under the current funding strategy which expires in March 2015, including amounts in respect of the salary sacrifice arrangements. Negotiations between the Company and the plan trustees on a revised funding strategy are continuing as set out in the ‘Liquidity and Capital Resources’ section.

US plan

We made total cash contributions to our US defined benefit pension plan of $30 million in 2011, compared with $30 million in 2010 and $27 million in 2009.

We expect to make contributions of approximately $40 million in 2012 through 2016 under US pension legislation based on our December 31, 2011 balance sheet position.

International plans

We made total cash contributions to our international defined benefit pension plans of $13 million in 2011, compared with $12 million in 2010 and $6 million in 2009.

In 2012, we expect to contribute approximately $12 million to our international plans.

Based on the current UK funding strategy and as shown in the table above, the total contracted contributions for all plans are currently estimated to be approximately $91 million in 2012, excluding amounts of approximately $12 million in respect of the salary sacrifice scheme. However, a revised UK funding strategy, and hence 2012 contribution, is expected

Willis Group Holdings plc

to be finalized shortly and the final 2012 contribution for all plans is expected to be approximately $142 million, including salary sacrifice which compares to an equivalent 2011 total contribution of $135 million.

Guarantees

Guarantees issued by certain of Willis Group Holdings’ subsidiaries with respect to the senior notes and revolving credit facilities are discussed in Note 21 — Commitments and Contingencies — in these consolidated financial statements.

Certain of Willis Group Holdings’ subsidiaries have given the landlords of some leasehold properties occupied by the Company in the UK and the US guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $828 million and $855 million at December 31, 2011 and 2010, respectively.

In addition, the Company has given guarantees to bankers and other third parties relating principally to letters of credit amounting to $3 million and $11 million at December 31, 2011 and 2010, respectively. Willis Group Holdings also guarantees certain of its UK and Irish subsidiaries’ obligations to fund the UK and Irish defined benefit plans.

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

At December 31, 2011 the Company owned 50.1% of Gras Savoye Re., a company we consolidate in our financial statements. In January 2012 the co-shareholders of Gras Savoye exercised a put option for the Company to acquire the remaining 49.9% of Gras Savoye Re. for approximately $30 million and we anticipate concluding this transaction in March 2012.

Based on current projections of profitability and exchange rates, and assuming the put options are exercised, the potential amount payable from these options, including Gras Savoye Re., is not expected to exceed $72 million (2010: $40 million).

In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP, an investment fund managed by Stone Point Capital. This replaced a capital commitment of $25 million that had been made to Trident V, LP in December 2009. As at December 31, 2011 there have been approximately $6 million of capital contributions.

In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As at December 31, 2011 there had been no capital contributions.

Other contractual obligations at December 31, 2011 also include the capital lease on the Company’s Nashville property of $63 million, payable from 2012 onwards.

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

Business discussion

continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income (OCI) or when an item of OCI must be reclassified to net income.

In September 2011, the FASB also issued guidance to allow an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. All of the above accounting changes become effective for the Company from first quarter 2012.

Further details of the changes are described in Note 2 to the Condensed Consolidated Financial Statements.

Other than the changes described above, there were no new accounting standards issued during 2011 that would impact on the Company’s reporting.

OFF BALANCE SHEET TRANSACTIONS

Apart from commitments, guarantees and contingencies, as disclosed in Note 21 to the Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations or liquidity.

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

A discussion of our accounting policies for financial and derivative instruments is included in Note 2 — Basis of Presentation and Significant Accounting Policies of Notes to the Consolidated Financial Statements, and further disclosure is provided in Note 25 — Derivative Financial Instruments and Hedging Activities.

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

The table below gives an approximate analysis of revenues and expenses by currency in 2011.

	US	Pounds		Other
	Dollars	Sterling	Euros	currencies

Revenues	58%	9%	14%	19%
Expenses	51%	23%	10%	16%

Our principal exposures to foreign exchange risk arise from:

•	our London market operations; and

•	translation.

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

Market risk

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

	Settlement date before December 31,
	2012			2013			2014
		Average			Average			Average
	Contract	contractual		Contract	contractual		Contract	contractual
December 31, 2011	amount	exchange rate		amount	exchange rate		amount	exchange rate
	(millions)			(millions)			(millions)

Foreign currency sold
US dollars sold for sterling	$156		$1.55=£1	$63		$1.57=£1	$16		$1.62=£1
Euro sold for US dollars	86		€1=$1.39	43		€1=$1.39	—		—
Japanese yen sold for US dollars	26	¥ 85.93=$	1	18	¥ 81.96=$	1	6	¥ 78.33=$	1

Total	$268			$124			$22

Fair Value(i)	$2			$(1)			$(1)

	Settlement date before December 31,
	2011			2012			2013
		Average			Average			Average
	Contract	contractual		Contract	contractual		Contract	contractual
December 31, 2010	amount	exchange rate		amount	exchange rate		amount	exchange rate
	(millions)			(millions)			(millions)

Foreign currency sold
US dollars sold for sterling	$209		$1.53=£1	$91		$1.51=£1	$15		$1.49=£1
Euro sold for US dollars	86		€1=$1.40	61		€1=$1.39	10		€1=$1.38
Japanese yen sold for US dollars	26	¥ 91.69=$	1	23	¥ 86.38=$	1	15	¥ 82.38=$	1

Total	$321			$175			$40

Fair Value(i)	$3			$3			$—

(i)	Represents the difference between the contract amount and the cash flow in US dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2011 or 2010 at the forward exchange rates prevailing at that date.

Willis Group Holdings plc

Income earned within foreign subsidiaries outside of the UK is generally offset by expenses in the same local currency but the Company does have exposure to foreign exchange movements on the net income of these entities. The Company does not hedge net income earned within foreign subsidiaries outside of the UK.

Interest rate risk management

Our operations are financed principally by $2,050 million fixed rate senior notes issued by the Group and $300 million under a new 5-year term loan facility. Of the fixed rate senior notes, $350 million are due 2015, $300 million are due 2016, $600 million are due 2017, $300 million are due 2019, and $500 million are due 2021. The 5-year term loan facility is repayable in quarterly installments and a final repayment of $225 million is due in the forth quarter of 2016. As of December 31, 2011 we had access to $520 million under revolving credit facilities and no drawings had been made under those facilities. The interest rate applicable to the bank borrowing is variable according to the period of each individual drawdown.

We are also subject to market risk from exposure to changes in interest rates based on our investing activities where our primary interest rate risk arises from changes in short-term interest rates in both US dollars and pounds sterling.

As a result of our operating activities, we receive cash for premiums and claims which we deposit in short-term investments denominated in US dollars and other currencies. We earn interest on these funds, which is included in our consolidated financial statements as investment income. These funds are regulated in terms of access and the instruments in which it may be invested, most of which are short-term in maturity. In order to manage interest rate risk arising from these financial assets, we enter into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest in the various currencies related to the short-term investments. The use of interest rate contracts essentially converts groups of short-term variable rate investments to fixed rates. However, in the fourth quarter of 2011, we stopped renewing hedged positions on their maturity given the current flat yield curve environment.

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

The table below provides information about our derivative instruments and other financial instruments that are sensitive to changes in interest rates. For interest rate swaps, the table presents notional principal amounts and average interest rates analyzed by expected maturity dates. Notional principal amounts are used to calculate the contractual payments to be exchanged under the contracts. The duration of interest rate swaps varies between one and five years, with re-fixing periods of three to six months. Average fixed and variable rates are, respectively, the weighted-average actual and market rates for the interest hedges in place. Market rates are the rates prevailing at December 31, 2011 or 2010, as appropriate.

Market risk

	Expected to mature before December 31,							Fair
December 31, 2011	2012	2013	2014	2015	2016	Thereafter	Total	Value(i)
	($ millions, except percentages)

Fixed rate debt
Principal ($)	4			350	300	1,400	2,054	2,214
Fixed rate payable	6.00%			5.625%	4.125%	6.18%	5.92%
Floating rate debt
Principal ($)	11	15	15	17	242		300	300
Variable rate payable	2.05%	2.10%	2.25%	2.83%	3.4%		3.29%
Interest rate swaps
Variable to Fixed
Principal ($)	40	225	305	170			740	11
Fixed rate receivable	1.84%	2.31%	1.95%	2.24%			2.20%
Variable rate payable	0.55%	0.60%	0.81%	1.33%			0.88%
Principal (£)	74	49	56	62			241	3
Fixed rate receivable	4.06%	2.30%	2.59%	2.66%			3.00%
Variable rate payable	1.27%	1.15%	1.30%	1.65%			1.35%
Principal (€)	29	44	44	26			143	1
Fixed rate receivable	1.93%	1.93%	2.67%	2.80%			2.31%
Variable rate payable	1.29%	0.98%	1.25%	2.10%			1.33%
Fixed to Variable
Principal (€)				350			350	26
Fixed rate payable				2.71%			2.71%
Variable rate receivable				0.44%			0.44%

	Expected to mature before December 31,							Fair
December 31, 2010	2011	2012	2013	2014	2015	Thereafter	Total	Value(i)
	($ millions, except percentages)

Fixed rate debt
Principal ($)		4			350	1,400	1,754	2,059
Fixed rate payable		6.00%			5.63%	8.56%	8.14%
Floating rate debt
Principal ($)	110	109	282				501	501
Variable rate payable	2.70%	3.05%	3.53%				3.36%
Interest rate swaps
Variable to Fixed
Principal ($)	240	40	225	220			725	11
Fixed rate receivable	4.14%	1.84%	2.31%	1.81%			2.44%
Variable rate payable	0.65%	0.78%	1.07%	2.51%			1.33%
Principal (£)	56	74	50	49			229	3
Fixed rate receivable	5.77%	4.18%	2.28%	2.44%			3.16%
Variable rate payable	0.93%	1.52%	1.81%	2.86%			1.88%
Principal (€)	53	31	46	25			155	1
Fixed rate receivable	4.19%	1.99%	1.86%	2.12%			2.18%
Variable rate payable	1.30%	1.60%	1.74%	2.39%			1.81%
Fixed to Variable
Principal (€)					350		350	14
Fixed rate payable					2.71%		2.71%
Variable rate receivable					2.04%		2.04%

(i)	Represents the net present value of the expected cash flows discounted at current market rates of interest or quoted market rates as appropriate.

Willis Group Holdings plc

Liquidity Risk

Our objective is to ensure we have the ability to generate sufficient cash either from internal or external sources, in a timely and cost-effective manner, to meet our commitments as they fall due. Our management of liquidity risk is embedded within our overall risk management framework. Scenario analysis is continually undertaken to ensure that our resources can meet our liquidity requirements. These resources are supplemented by access to $520 million under two revolving credit facilities. We undertake short-term foreign exchange swaps for liquidity purposes.

See ‘Liquidity’ section under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Financial statements

Item 8 —	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Willis Group Holdings Public Limited Company
Dublin, Ireland

We have audited the accompanying consolidated balance sheets of Willis Group Holdings Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Willis Group Holdings Public Limited Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP
London, United Kingdom
February 29, 2012

Financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

		Years ended December 31,
	Note	2011	2010	2009
		(millions, except per share data)

REVENUES
Commissions and fees		$3,414	$3,293	$3,200
Investment income		31	38	50
Other income		2	1	3

Total revenues		3,447	3,332	3,253

EXPENSES
Salaries and benefits	3	(2,087)	(1,868)	(1,822)
Other operating expenses		(656)	(564)	(590)
Depreciation expense	11	(74)	(63)	(64)
Amortization of intangible assets	13	(68)	(82)	(100)
Net gain (loss) on disposal of operations	6	4	(2)	13

Total expenses		(2,881)	(2,579)	(2,563)

OPERATING INCOME		566	753	690
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs		(171)	—	—
Interest expense	19	(156)	(166)	(174)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		239	587	516
Income taxes	7	(32)	(140)	(94)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES		207	447	422
Interest in earnings of associates, net of tax	14	12	23	33

INCOME FROM CONTINUING OPERATIONS		219	470	455
Discontinued operations, net of tax	8	1	—	4

NET INCOME		220	470	459
Less: net income attributable to noncontrolling interests		(16)	(15)	(21)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$204	$455	$438

AMOUNTS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS SHAREHOLDERS
Income from continuing operations, net of tax		$203	$455	$434
Income from discontinued operations, net of tax		1	—	4

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$204	$455	$438

EARNINGS PER SHARE — BASIC AND DILUTED	9
BASIC EARNINGS PER SHARE
— Continuing operations		$1.17	$2.68	$2.58

DILUTED EARNINGS PER SHARE
— Continuing operations		$1.15	$2.66	$2.57

CASH DIVIDENDS DECLARED PER SHARE		$1.04	$1.04	$1.04

The accompanying notes are an integral part of these consolidated financial statements

Willis Group Holdings plc

CONSOLIDATED BALANCE SHEETS

		December 31,
	Note	2011	2010
		(millions, except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents		$436	$316
Accounts receivable, net		910	839
Fiduciary assets	10	9,338	9,569
Deferred tax assets	7	44	36
Other current assets	15	259	340

Total current assets		10,987	11,100

NON-CURRENT ASSETS
Fixed assets, net	11	406	381
Goodwill	12	3,295	3,294
Other intangible assets, net	13	420	492
Investments in associates	14	170	161
Deferred tax assets	7	22	7
Pension benefits asset	18	145	182
Other non-current assets	15	283	233

Total non-current assets		4,741	4,750

TOTAL ASSETS		$15,728	$15,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$9,338	$9,569
Deferred revenue and accrued expenses		320	298
Income taxes payable		15	57
Short-term debt and current portion of long-term debt	19	15	110
Deferred tax liabilities	7	26	9
Other current liabilities	16	282	266

Total current liabilities		9,996	10,309

NON-CURRENT LIABILITIES
Long-term debt	19	2,354	2,157
Liability for pension benefits	18	270	167
Deferred tax liabilities	7	32	83
Provisions for liabilities	20	196	179
Other non-current liabilities	16	363	347

Total non-current liabilities		3,215	2,933

Total liabilities		13,211	13,242

(Continued on next page)

Financial statements

CONSOLIDATED BALANCE SHEETS (Continued)

		December 31,
	Note	2011	2010
		(millions, except share data)

COMMITMENTS AND CONTINGENCIES	21
EQUITY
Ordinary shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued 173,829,693 shares in 2011 and 170,883,865 shares in 2010		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2011 and 2010		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2011 and 2010		—	—
Additional paid-in capital		1,073	985
Retained earnings		2,160	2,136
Accumulated other comprehensive loss, net of tax	22	(744)	(541)
Treasury shares, at cost, 46,408 shares in 2011 and 2010, and 40,000 shares, €1 nominal value, in 2011 and 2010		(3)	(3)

Total Willis Group Holdings stockholders’ equity		2,486	2,577
Noncontrolling interests		31	31

Total equity		2,517	2,608

TOTAL LIABILITIES AND EQUITY		$15,728	$15,850

The accompanying notes are an integral part of these consolidated financial statements.

Willis Group Holdings plc

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years ended December 31,
	Note	2011	2010	2009
		(millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$220	$470	$459
Adjustments to reconcile net income to total net cash provided by operating activities:
Income from discontinued operations		(1)	—	(4)
Net (gain) loss on disposal of operations, fixed and intangible assets		(6)	3	(14)
Depreciation expense		74	63	64
Amortization of intangible assets		68	82	100
Provision for doubtful accounts		4	—	(1)
Provision (benefit) for deferred income taxes		17	77	(21)
Excess tax benefits from share-based payment arrangements		(5)	(2)	(1)
Share-based compensation	4	41	47	39
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs		171	—	—
Undistributed earnings of associates		(5)	(18)	(21)
Non-cash Venezuela currency devaluation		—	12	—
Effect of exchange rate changes on net income		14	6	(4)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable, net		(92)	(35)	77
Fiduciary assets		162	78	776
Fiduciary liabilities		(162)	(78)	(776)
Other assets		(43)	(230)	(103)
Other liabilities		(32)	61	(193)
Movement on provisions		16	(45)	44

Net cash provided by continuing operating activities		441	491	421
Net cash used in discontinued operating activities		(2)	(2)	(2)

Total net cash provided by operating activities		439	489	419

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		13	10	20
Purchases of fixed assets		(111)	(83)	(96)
Acquisitions of subsidiaries, net of cash acquired		(10)	(21)	—
Acquisition of investments in associates		(2)	(1)	(42)
Investment in Trident V Parallel Fund, LP		(5)	(1)	—
Proceeds from reorganization of investments in associates	6	—	—	155
Proceeds from sale of continuing operations, net of cash disposed		—	2	4
Proceeds from sale of discontinued operations, net of cash disposed		14	—	40
Proceeds on sale of short-term investments		—	—	21

Total net cash (used in) provided by continuing investing activities		(101)	(94)	102

(Continued on next page)

Financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		Years ended December 31,
	Note	2011	2010	2009
		(millions)

INCREASE IN CASH AND CASH EQUIVALENTS FROM OPERATING AND INVESTING ACTIVITIES		$338	$395	$521
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment on) proceeds from draw down of revolving credit facility	19	(90)	90	—
Repayments of debt	19	(911)	(209)	(1,089)
Senior notes issued		794	—	800
Debt issuance costs		(12)	—	(22)
Proceeds from issue of term loan		300	—	—
Make-whole on repurchase and redemption of senior notes		(158)	—	—
Proceeds from issue of shares		60	36	18
Excess tax benefits from share-based payment arrangements		5	2	1
Dividends paid		(180)	(176)	(174)
Acquisition of noncontrolling interests		(9)	(10)	(33)
Dividends paid to noncontrolling interests		(13)	(26)	(17)

Total net cash used in continuing financing activities		(214)	(293)	(516)

INCREASE IN CASH AND CASH EQUIVALENTS		124	102	5
Effect of exchange rate changes on cash and cash equivalents		(4)	(7)	11
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		316	221	205

CASH AND CASH EQUIVALENTS, END OF YEAR		$436	$316	$221

The accompanying notes are an integral part of these consolidated financial statements.

Willis Group Holdings plc

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME

		December 31,
	Note	2011	2010	2009
		(millions, except share data)

SHARES OUTSTANDING (thousands)
Balance, beginning of year		170,884	168,661	166,758
Shares issued		—	14	486
Exercise of stock options and release of non-vested shares		2,946	2,209	1,417

Balance, end of year		173,830	170,884	168,661

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		$985	$918	$886
Issue of shares under employee stock compensation plans and related tax benefits		49	37	18
Issue of shares for acquisitions		—	1	12
Share-based compensation		39	47	39
Acquisition of noncontrolling interests		—	(18)	(33)
Repurchase of out of the money options		—	—	(4)

Balance, end of year		1,073	985	918

RETAINED EARNINGS
Balance, beginning of year		2,136	1,859	1,593
Net income attributable to Willis Group Holdings(a)		204	455	438
Dividends		(180)	(178)	(172)

Balance, end of year		2,160	2,136	1,859

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance, beginning of year		(541)	(594)	(630)
Foreign currency translation adjustment(b)		(28)	(6)	27
Unrealized holding gain (loss)(c)		—	2	(1)
Pension funding adjustment(d)		(172)	51	(33)
Net (loss) gain on derivative instruments(e)		(3)	6	43

Balance, end of year	22	(744)	(541)	(594)

TREASURY SHARES
Balance, beginning of year		(3)	(3)	(4)
Shares reissued under stock compensation plans		—	—	1

Balance, end of year		(3)	(3)	(3)

TOTAL WILLIS GROUP HOLDINGS SHAREHOLDERS’ EQUITY		$2,486	$2,577	$2,180

(Continued on next page)

Financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME (Continued)

		December 31,
	Note	2011	2010	2009
		(millions, except share data)

NONCONTROLLING INTERESTS
Balance, beginning of year		$31	$49	$50
Net income		16	15	21
Dividends		(15)	(26)	(17)
Purchase of subsidiary shares from noncontrolling interests, net		—	(5)	(10)
Additional noncontrolling interests		—	—	5
Foreign currency translation		(1)	(2)	—

Balance, end of year		31	31	49

TOTAL EQUITY		$2,517	$2,608	$2,229

TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS(a+b+c+d+e)		$1	$508	$474

The accompanying notes are an integral part of these consolidated financial statements

Willis Group Holdings plc

1.	NATURE OF OPERATIONS

Willis provides a broad range of insurance and reinsurance broking and risk management consulting services to its clients worldwide, both directly and indirectly through its associates. The Company provides both specialized risk management advisory and consulting services on a global basis to clients engaged in specific industrial and commercial activities, and services to small, medium and large corporations through its retail operations.

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

This transaction was accounted for as a merger between entities under common control; accordingly, the historical financial statements of Willis-Bermuda for periods prior to this transaction are considered to be the historical financial statements of Willis Group Holdings. No changes in capital structure, assets or liabilities resulted from this transaction, other than Willis Group Holdings providing a guarantee of amounts due under certain borrowing arrangements of one of its subsidiaries as described in Note 29.

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

This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively.

Notes to the financial statements

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASU No. 2011-05 also requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12 in order to defer those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments.

Goodwill impairment testing

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other: Testing Goodwill for Impairment. The new guidance was issued to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.

This guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

The adoption of this guidance is not expected to have a material impact on the financial statements.

Significant Accounting Policies

These consolidated financial statements conform to accounting principles generally accepted in the United States of America (‘US GAAP’). Presented below are summaries of significant accounting policies followed in the preparation of the consolidated financial statements.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

Fiduciary Assets and Fiduciary Liabilities

In its capacity as an insurance agent or broker, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurers; the Company also collects claims or refunds from insurers which it then remits to insureds.

Fiduciary Receivables

Fiduciary receivables represent uncollected premiums from insureds and uncollected claims or refunds from insurers.

Fiduciary Funds

Fiduciary funds represent unremitted premiums received from insureds and unremitted claims or refunds received from insurers. Fiduciary funds are generally required to be kept in certain regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity. Such funds are not available to service the Company’s debt or for other corporate purposes. Notwithstanding the legal relationships with insureds and insurers, the Company is entitled to retain investment income earned on fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds.

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

Depreciation on buildings and long leaseholds is calculated over the lesser of 50 years or the lease term. Depreciation on leasehold improvements is calculated over the lesser of the useful life of the assets or the remaining lease term. Depreciation on furniture and equipment is calculated based on a range of 3 to 10 years. Freehold land is not depreciated.

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

Derivative Financial Instruments

The Company uses derivative financial instruments for other than trading purposes to alter the risk profile of an existing underlying exposure. Interest rate swaps are used to manage interest risk exposures. Forward foreign currency exchange contracts are used to manage currency exposures arising from future income and expenses. The fair values of derivative contracts are recorded in other assets and other liabilities. The effective portions of changes in the fair value of derivatives that qualify for hedge accounting as cash flow hedges are recorded in other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. If the derivative is designated as and qualifies as an effective fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are both recognized in earnings. The amount of hedge ineffectiveness recognised in earnings is based on the extent to which an offset between the fair value of the derivative and hedged item is not achieved. Changes in fair value of derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness on those that do qualify, are recorded in other operating expenses or interest expense as appropriate.

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

Pensions

The Company has two principal defined benefit pension plans which cover approximately half of employees in the United States and United Kingdom. Both these plans are now closed to new entrants. New entrants in the United Kingdom are offered the opportunity to join a defined contribution plan and in the United States are offered the opportunity to join a 401(k) plan. In addition, there are smaller plans in certain other countries in which the Company operates. Elsewhere, pension benefits are typically provided through defined contribution plans.

Defined benefit plans

The net periodic cost of the Company’s defined benefit plans are measured on an actuarial basis using the projected unit credit method and several actuarial assumptions the most significant of which are the discount rate and the expected long-term rate of return on plan assets. Other material assumptions include rates of participant mortality, the expected long-term rate of compensation and pension increases and rates of employee termination. Gains and losses occur when actual experience differs from actuarial assumptions. If such gains or losses exceed ten percent of the greater of plan assets or plan liabilities the Company amortizes those gains or losses over the average remaining service period of the employees.

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

Brokerage income and fees negotiated in lieu of brokerage are recognized at the later of policy inception date or when the policy placement is complete. Commissions on additional premiums and adjustments are recognized when approved by or agreed between the parties and collectability is reasonably assured.

Fees for risk management and other services are recognized as the services are provided. Consideration for negotiated fee arrangements for an agreed period covering multiple insurance placements, the provision of risk management and/or other services are allocated to all deliverables on the basis of their relative selling prices. The Company establishes contract cancellation reserves where appropriate: at December 31, 2011, 2010 and 2009, such amounts were not material.

Investment income is recognized as earned.

Other income comprises gains on disposal of intangible assets, which primarily arise on the disposal of books of business. Although the Company is not in the business of selling intangible assets, from time to time the Company will dispose of a book of business (a customer list) or other intangible assets that do not produce adequate margins or fit with the Company’s strategy.

3.	EMPLOYEES

The average number of persons, including Executive Directors, employed by the Company is as follows:

	Years ended December 31,
	2011	2010	2009

Global	4,042	3,931	3,815

North America	6,479	6,710	7,116
International	6,634	6,460	6,202

Total Retail	13,113	13,170	13,318

Total average number of employees for the year	17,155	17,101	17,133

Notes to the financial statements

3.	EMPLOYEES (Continued)

Salaries and benefits expense comprises the following:

	Years ended December 31,
	2011	2010	2009
	(millions)

Salaries and other compensation awards including amortization of cash retention awards of $185 million, $119 million and $88 million (see below)	$1,776	$1,618	$1,570
Share-based compensation	41	47	39
Severance costs	89	15	24
Social security costs	130	119	117
Retirement benefits — defined benefit plan expense	11	35	42
Retirement benefits — defined contribution plan expense	40	34	30

Total salaries and benefits expense	$2,087	$1,868	$1,822

Severance Costs

As part of the Company’s 2011 Operational Review, the Company incurred severance costs of $89 million in the year ended December 31, 2011. These costs relate to approximately 1,200 positions that have been eliminated.

$81 million of these severance costs for these employees were recognized pursuant to a one-time benefit arrangement, with the remaining $8 million recognized pursuant to the terms of employees’ existing benefit arrangements or employee arrangements. All of these costs have been recognized within salaries and benefits.

In addition to the severance incurred as part of the 2011 Operational Review, an additional charge of $9 million in the year ended December 31, 2011 was recognized within salaries and benefits relating to the write-off of retention awards held on the balance sheet for the approximately 1,200 positions that have been eliminated.

The Company’s severance liability under the 2011 Operational Review was:

December 31,
2011
(millions)

Balance at January 1, 2011	$—
Severance costs accrued	89
Cash payments	(64)
Foreign exchange	(1)

Balance at December 31, 2011	$24

The Company evaluates the performance of its operating segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, segmental management are not held accountable for certain items deemed to be centrally-controlled costs and initiatives, which includes the 2011 Operational Review. See Note 27 — Segment Information for an analysis of centrally-controlled costs and initiatives, including the 2011 Operational Review costs, disclosed within ‘Corporate and Other’.

Severance costs also arise in the normal course of business and these charges amounted to a nominal amount in the year ended December 31, 2011 (2010: $15 million; 2009: $24 million). These relate to approximately 100 positions (2010: 550 positions; 2009: 450 positions) that have been, or are in the process of being, eliminated.

Willis Group Holdings plc

3.	EMPLOYEES (Continued)

Cash Retention Awards

As part of the Company’s incentive compensation, the Company makes annual cash retention awards to its employees. Employees must repay a proportionate amount of these awards if they voluntarily leave the Company’s employ (other than in the event of retirement or permanent disability) before a certain time period, currently up to three years. The Company makes cash payments to its employees in the year it grants these retention awards and recognizes these payments ratably over the period they are subject to repayment, beginning in the quarter in which the award is made. The unamortized portion of cash retention awards is recorded within other current assets and other non-current assets.

The following table sets out the amount of cash retention awards made and the related amortization of those awards for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
	2011	2010	2009
	(millions)

Cash retention awards made	$210	$196	$148
Amortization of cash retention awards included in salaries and benefits	185	119	88

Unamortized cash retention awards totaled $196 million as of December 31, 2011 (2010: $173 million; 2009: $98 million).

4.	SHARE-BASED COMPENSATION

On December 31, 2011, the Company had a number of open share-based compensation plans, which provide for the grant of time-based options and performance-based options, restricted stock units and various other share-based grants to employees. All of the Company’s share-based compensation plans under which any options, restricted stock units or other share-based grants are outstanding as at December 31, 2011 are described below. The compensation cost that has been recognized for those plans for the year ended December 31, 2011 was $41 million (2010: $47 million; 2009: $39 million). The total income tax benefit recognized in the statement of operations for share-based compensation arrangements for the year ended December 31, 2011 was $11 million (2010: $14 million; 2009: $12 million).

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

2001 Share Purchase and Option Plan

This plan, which was established on May 3, 2001, provides for the granting of time-based options, restricted stock units and various other share-based grants at fair market value to employees of the Company. The Board of Directors has adopted several sub-plans under the 2001 plan to provide employee sharesave schemes in the UK, Ireland and internationally. The 2001 Plan (and all sub-plans) expired on May 3, 2011 and no further grants will be made under the plan. Options are exercisable on a variety of dates, including from the first, second, third, sixth or eighth anniversary of grant, although for certain options the exercisable date may accelerate depending on the achievement of certain performance goals.

Notes to the financial statements

4.	SHARE-BASED COMPENSATION (Continued)

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

Employee Stock Purchase Plans

The Company has adopted the Willis Group Holdings 2001 North America Employee Share Purchase Plan, which expired on May 31, 2011 and the Willis Group Holdings 2010 North America Employee Stock Purchase Plan. They provide certain eligible employees to the Company’s subsidiaries in the US and Canada the ability to contribute payroll deductions to the purchase of Willis Shares at the end of each offering period.

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

	Years ended December 31,
	2011	2010	2009

Expected volatility	31.4%	30.4%	32.4%
Expected dividends	2.5%	3.4%	3.9%
Expected life (years)	6	5	5
Risk-free interest rate	2.2%	2.2%	3.0%

Willis Group Holdings plc

4.	SHARE-BASED COMPENSATION (Continued)

A summary of option activity under the plans at December 31, 2011, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Options in thousands)	Options	Price(i)	Term	Value
				(millions)

Time-based stock options
Balance, beginning of year	11,449	$32.73
Granted	140	$30.30
Exercised	(1,769)	$29.44
Forfeited	(521)	$32.46
Expired	(125)	$32.17

Balance, end of year	9,174	$33.35	3 years	$50

Options vested or expected to vest at December 31, 2011	8,896	$33.51	3 years	$49
Options exercisable at December 31, 2011	7,702	$34.07	3 years	$38

Performance-based stock options
Balance, beginning of year	9,449	$32.14
Granted	1,523	$41.40
Exercised	(96)	$29.61
Forfeited	(3,593)	$36.23

Balance, end of year	7,283	$32.09	6 years	$49

Options vested or expected to vest at December 31, 2011	6,227	$32.30	6 years	$44
Options exercisable at December 31, 2011	1,879	$32.80	5 years	$11

(i)	Certain options are exercisable in pounds sterling and are converted to dollars using the exchange rate at December 31, 2011.

The weighted average grant-date fair value of time-based options granted during the year ended December 31, 2011 was $9.49 (2010: $5.25; 2009: $5.87). The total intrinsic value of options exercised during the year ended December 31, 2011 was $17 million (2010: $8 million; 2009: $3 million). At December 31, 2011 there was $7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under time-based stock option plans; that cost is expected to be recognized over a weighted average period of 2 years.

The weighted average grant-date fair value of performance-based options granted during the year ended December 31, 2011 was $10.26 (2010: $7.11; 2009: $5.89). The total intrinsic value of options exercised during the year ended December 31, 2011 was $1 million (2010: $nil; 2009: $1 million). At December 31, 2011 there was $26 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under performance-based stock option plans; that cost is expected to be recognized over a weighted-average period of 3 years.

Notes to the financial statements

4.	SHARE-BASED COMPENSATION (Continued)

A summary of restricted stock unit activity under the Plans at December 31, 2011, and changes during the year then ended is presented below:

		Weighted
		Average
		Grant Date
(Units awarded in thousands)	Shares	Fair Value

Nonvested shares (restricted stock units)
Balance, beginning of year	1,798	$28.82
Granted	346	$40.77
Vested	(918)	$29.31
Forfeited	(34)	$27.18

Balance, end of year	1,192	$31.96

The total number of restricted stock units vested during the year ended December 31, 2011 was 918,480 shares at an average share price of $39.52 (2010: 744,633 shares at an average share price of $32.17). At December 31, 2011 there was $17 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the plan; that cost is expected to be recognized over a weighted average period of 2 years.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2011 was $60 million (2010: $37 million; 2009: $19 million). The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $18 million for the year ended December 31, 2011 (2010: $10 million; 2009: $5 million).

5.	AUDITORS’ REMUNERATION

An analysis of auditors’ remuneration is as follows:

	Years ended December 31,
	2011	2010	2009
	(millions)

Audit of group consolidated financial statements	$4	$4	$3
Other assurance services	3	3	3
Other non-audit services	1	1	—

Total auditors’ remuneration	$8	$8	$6

6.	NET GAIN (LOSS) ON DISPOSAL OF OPERATIONS

A gain on disposal of $4 million is recorded in the consolidated statements of operations for the year ended December 31, 2011 following conclusion of the accounting for the Gras Savoye December 2009 leveraged transaction — see Note 14 — Investments in Associates.

Total proceeds from the disposal of operations for 2010 were $4 million, comprising $2 million relating to 2010 disposals of operations and $2 million of deferred proceeds relating to prior year. A loss on disposal of $2 million is recorded in the consolidated statements of operations for the year ended December 31, 2010.

Total proceeds from the disposal of operations for 2009 were $315 million, including $281 million for 18 percent of the Group’s 49 percent interest in Gras Savoye and $39 million for 100 percent of Bliss & Glennon. A gain on disposal of

Willis Group Holdings plc

6.	NET GAIN (LOSS) ON DISPOSAL OF OPERATIONS (Continued)

$13 million is recorded in the statement of consolidated operations for the year ended December 31, 2009, of which $10 million relates to Gras Savoye as shown below.

On December 17, 2009, the Company completed a leveraged transaction with the original family shareholders of Gras Savoye and Astorg Partners, a private equity fund, to reorganize the capital of Gras Savoye (‘December 2009 leveraged transaction’), its principal investment in associates. The Company, the family shareholders and Astorg owned equal stakes of 31 percent in Gras Savoye and had equal representation of one third of the voting rights on its board. The remaining shareholding was held by a large pool of Gras Savoye managers and minority shareholders. The Company’s interest was reduced from 31 percent to 30 percent in 2011 following issuance of additional share capital as part of an employee share incentive scheme.

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

An analysis of income from continuing operations before income taxes and interest in earnings of associates by location of the taxing jurisdiction is as follows:

	Years ended December 31,
	2011	2010	2009
	(millions)

Ireland	$(39)	$3	$(2)
US	(25)	84	2
UK	(58)	183	204
Other jurisdictions	361	317	312

Income from continuing operations before income taxes and interest in earnings of associates	$239	$587	$516

Notes to the financial statements

7.	INCOME TAXES (Continued)

The provision for income taxes by location of the taxing jurisdiction consisted of the following:

	Years ended December 31,
	2011	2010	2009
	(millions)

Current income taxes:
Irish corporation tax	$—	$1	$—
US federal tax	—	(30)	40
US state and local taxes	1	—	17
UK corporation tax	(33)	54	17
Other jurisdictions	42	41	52

Total current taxes	10	66	126

Non-current taxes:
US federal tax	5	(3)	(9)
US state and local taxes	—	(3)	(2)
UK corporation tax	(4)	—	—
Other jurisdictions	4	3	—

Total non-current taxes	5	(3)	(11)

Deferred taxes:
US federal tax	(6)	57	(24)
US state and local taxes	1	9	(3)
UK corporation tax	20	3	1
Other jurisdictions	2	8	5

Total deferred taxes	17	77	(21)

Total income taxes	$32	$140	$94

Willis Group Holdings plc

7.	INCOME TAXES (Continued)

The reconciliation between US federal income taxes at the statutory rate and the Company’s provision for income taxes on continuing operations is as follows:

	Years ended December 31,
	2011	2010	2009
	(millions, except percentages)

Income from continuing operations before income taxes and interest in earnings of associates	$239	$587	$516

US federal statutory income tax rate	35%	35%	35%

Income tax expense at US federal tax rate	84	205	181
Adjustments to derive effective rate:
Non-deductible expenditure	15	7	4
Movement in provision for non-current taxes	3	(3)	(11)
Release of provision for unremitted earnings	—	—	(27)
Impact of change in tax rate on deferred tax balances	(3)	(4)	—
Adjustment in respect of prior periods	(13)	(22)	(6)
Non-deductible Venezuelan foreign exchange loss	—	4	—
Non-taxable profit on disposal of Gras Savoye	—	1	(3)
Effect of foreign exchange and other differences	1	11	2
Changes in valuation allowances applied to deferred tax assets	5	—	—
Net tax effect of intra-group items	(31)	(26)	—
Tax differentials of foreign earnings:
UK earnings	6	(13)	(13)
Other jurisdictions and US state taxes	(35)	(20)	(33)

Provision for income taxes	$32	$140	$94

The net tax effect of intra-group items principally relates to transactions, the pre-tax effect of which has been eliminated in arriving at the Company’s consolidated income from continuing operations before income taxes. The prior-year comparative analysis is restated to separately disclose these items, which were previously included as part of the effect of foreign exchange and other differences.

Notes to the financial statements

7.	INCOME TAXES (Continued)

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

	December 31,
	2011	2010
	(millions)

Deferred tax assets:
Accrued expenses not currently deductible	$116	$34
US state net operating losses	56	47
US federal net operating losses	23	—
UK net operating losses	1	2
Other net operating losses	7	3
UK capital losses	45	49
Accrued retirement benefits	105	62
Deferred compensation	45	46
Stock options	34	51

Gross deferred tax assets	432	294
Less: valuation allowance	(102)	(87)

Net deferred tax assets	$330	$207

Deferred tax liabilities:
Cost of intangible assets, net of related amortization	$149	$155
Cost of tangible assets, net of related amortization	42	25
Prepaid retirement benefits	36	50
Accrued revenue not currently taxable	26	7
Cash retention award	63	10
Tax-leasing transactions	2	3
Financial derivative transactions	4	6
Other	—	—

Deferred tax liabilities	322	256

Net deferred tax asset (liability)	$8	$(49)

	December 31,
	2011	2010
	(millions)

Balance sheet classifications:
Current:
Deferred tax assets	$44	$36
Deferred tax liabilities	(26)	(9)

Net current deferred tax assets	18	27

Non-current:
Deferred tax assets	22	7
Deferred tax liabilities	(32)	(83)

Net non-current deferred tax liabilities	(10)	(76)

Net deferred tax asset (liability)	$8	$(49)

Willis Group Holdings plc

7.	INCOME TAXES (Continued)

At December 31, 2011 the Company had valuation allowances of $102 million (2010: $87 million) to reduce its deferred tax assets to estimated realizable value. The valuation allowances at December 31, 2011 relate to the deferred tax assets arising from UK capital loss carryforwards ($45 million) and other net operating losses ($6 million), which have no expiration date and to the deferred tax assets arising from US State net operating losses ($51 million). US State net operating losses will expire by 2030. Capital loss carryforwards can only be offset against future UK capital gains.

		Additions/
		(releases)			Balance
	Balance at	charged to		Foreign	at
	beginning	costs and	Deductions/Other	exchange	end of
Description	of year	expenses	movements	differences	year
	(millions)

Year ended December 31, 2011
Deferred tax valuation allowance	87	—	15	—	102

Year ended December 31, 2010
Deferred tax valuation allowance	92	—	(4)	(1)	87

Year ended December 31, 2009
Deferred tax valuation allowance	85	—	2	5	92

At December 31, 2011 the Company had deferred tax assets of $330 million (2010: $207 million), net of the valuation allowance. Management believes, based upon the level of historical taxable income and projections for future taxable income, it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.

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

Unrecognized tax benefits

Total unrecognized tax benefits as at December 31, 2011, totaled $16 million. During the next 12 months it is reasonably possible that the Company will recognize approximately $1 million of tax benefits related to the release of provisions no longer required due to either settlement through negotiation or closure of the statute of limitations on assessment.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2011	2010	2009
	(millions)

Balance at January 1	$13	$17	$33
Reductions due to a lapse of the applicable statute of limitation	—	(7)	(11)
Adjustment to assessment of acquired HRH balances	—	—	(8)
Other movements	3	3	3

Balance at December 31	$16	$13	$17

Notes to the financial statements

7.	INCOME TAXES (Continued)

All of the unrecognized tax benefits at December 31, 2011 would, if recognized, favorably affect the effective tax rate in future periods.

The Company files tax returns in the various tax jurisdictions in which it operates. The 2007 US tax year closed in 2011 upon the expiration of the statute of limitations on assessment. US tax returns have been filed timely. The Company has received notice that the IRS will be examining the 2009 tax return. The Company has not extended the federal statute of limitations for assessment in the US.

All UK tax returns have been filed timely and are in the normal process of being reviewed, with HM Revenue & Customs making enquiries to obtain additional information. There are no material ongoing enquiries in relation to filed UK returns. In other jurisdictions the Company is no longer subject to examinations prior to 2002.

8.	DISCONTINUED OPERATIONS

On December 31, 2011, the Company disposed of Global Special Risks, LLC, Faber & Dumas Canada Ltd and the trade and assets of Maclean, Oddy & Associates, Inc.. Gross proceeds were $15 million.

The net assets at December 31, 2011 were $11 million, of which $9 million related to identifiable intangible assets and goodwill. In addition, there were costs and income taxes relating to the transaction of $2 million. The gain (net of tax) on this disposal was $2 million.

Amounts of revenue and pre-tax income reported in discontinued operations include the following:

	Years ended December 31,
	2011	2010	2009
	(millions)

Revenues	$8	$7	$19

Income before income taxes	(1)	—	6
Income taxes	—	—	(2)

Income from discontinued operations	$(1)	$—	$4
Gain on disposal of discontinued operations, net of tax	2	—	—

Discontinued operations, net of tax	$1	$—	$4

Net assets and liabilities of discontinued operations consist of the following:

At
December 31,
2011
(millions)

Cash and cash equivalents	$1
Fiduciary assets	17
Goodwill	3
Other intangible assets, net	6
Other current assets	2

Total assets	29

Fiduciary liabilities	(17)
Other current liabilities	(1)

Total liabilities	(18)

Net assets of discontinued operations	$11

Willis Group Holdings plc

9.	EARNINGS PER SHARE

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

For the year ended December 31, 2011, time-based and performance-based options to purchase 9.2 million and 7.3 million (2010: 11.5 million and 9.4 million; 2009: 13.4 million and 8.9 million) shares, respectively, and 1.2 million restricted stock units (2010: 1.8 million; 2009: 2.2 million), were outstanding.

Basic and diluted earnings per share are as follows:

	Years ended December 31,
	2011	2010	2009
	(millions, except per share data)

Net income attributable to Willis Group Holdings	$204	$455	$438

Basic average number of shares outstanding	173	170	168
Dilutive effect of potentially issuable shares	3	1	1

Diluted average number of shares outstanding	176	171	169

Basic earnings per share:
Continuing operations	$1.17	$2.68	$2.58
Discontinued operations	0.01	—	0.03

Net income attributable to Willis Group Holdings shareholders	$1.18	$2.68	$2.61

Dilutive effect of potentially issuable shares	(0.02)	(0.02)	(0.02)

Diluted earnings per share:
Continuing operations	$1.15	$2.66	$2.57
Discontinued operations	0.01	—	0.02

Net income attributable to Willis Group Holdings shareholders	$1.16	$2.66	$2.59

Options to purchase 4.1 million shares for the year ended December 31, 2011 were not included in the computation of the dilutive effect of stock options because the effect was antidilutive (2010: 13.9 million shares; 2009: 16.1 million shares).

10.	FIDUCIARY ASSETS

The Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurers; the Company also collects claims or refunds from insurers which it then remits to insureds. Uncollected premiums from insureds and uncollected claims or refunds from insurers (‘fiduciary receivables’) are recorded as fiduciary assets on the Company’s consolidated balance sheet. Unremitted insurance premiums, claims or refunds (‘fiduciary funds’) are also recorded within fiduciary assets.

Fiduciary assets therefore comprise both receivables and funds held in a fiduciary capacity.

Fiduciary funds, consisting primarily of time deposits with original maturities of less than or equal to three months, were $1,688 million as of December 31, 2011 (2010: $1,764 million). Accrued interest on funds is recorded as other assets.

Notes to the financial statements

11.	FIXED ASSETS, NET

An analysis of fixed asset activity for the years ended December 31, 2011 and 2010 are as follows:

	Land and	Leasehold	Furniture and
	buildings(i)	improvements	equipment	Total
	(millions)

Cost: at January 1, 2010	$51	$184	$473	$708
Additions	24	13	69	106
Disposals	—	(4)	(45)	(49)
Foreign exchange	(2)	(1)	(9)	(12)

Cost: at December 31, 2010	73	192	488	753
Additions	—	24	87	111
Disposals	—	(13)	(52)	(65)
Foreign exchange	—	7	(14)	(7)

Cost: at December 31, 2011	$73	$210	$509	$792

Depreciation: at January 1, 2010	$(24)	$(46)	$(286)	$(356)
Depreciation expense provided(ii)	(2)	(12)	(49)	(63)
Disposals	—	2	39	41
Foreign exchange	1	—	5	6

Depreciation: at December 31, 2010	(25)	(56)	(291)	(372)
Depreciation expense provided(ii)	(3)	(15)	(58)	(76)
Disposals	—	13	45	58
Foreign exchange	—	(3)	7	4

Depreciation: at December 31, 2011	$(28)	$(61)	$(297)	$(386)

Net book value:
At December 31, 2010	$48	$136	$197	$381

At December 31, 2011	$45	$149	$212	$406

(i)	Included within land and buildings are assets held under capital leases. At December 31, 2011, cost and accumulated depreciation were $23 million and $2 million respectively (2010: $23 million and $1 million, respectively; 2009 $nil and $nil, respectively). Depreciation in the year ended December 31, 2011 was $1 million (2010: $1 million; 2009: $nil).

(ii)	The depreciation charge for the year ended December 31, 2011 includes an element that is disclosed in salaries and benefits, separate to the depreciation charge line, of $2 million (2010: $nil).

12.	GOODWILL

Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Goodwill is not amortized but is subject to impairment testing annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable.

The Company’s annual goodwill impairment test for 2011 has not resulted in an impairment charge (2010: $nil; 2009: $nil).

When a business entity is sold, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it is included.

Willis Group Holdings plc

12.	GOODWILL (Continued)

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2011 and 2010 are as follows:

		North
	Global	America	International	Total
	(millions)

Balance at January 1, 2010	$1,065	$1,780	$432	$3,277
Purchase price allocation adjustments	—	6	—	6
Other movements(i)	—	(3)	—	(3)
Foreign exchange	(2)	—	16	14

Balance at December 31, 2010	$1,063	$1,783	$448	$3,294
Purchase price allocation adjustments	—	—	2	2
Goodwill acquired during the period	—	—	10	10
Goodwill disposed of during the year	—	(3)	—	(3)
Other movements (i) (ii)	60	2	(61)	1
Foreign exchange	(1)	—	(8)	(9)

Balance at December 31, 2011	$1,122	$1,782	$391	$3,295

(i)	North America — $(1) million (2010: $3 million) tax benefit arising on the exercise of fully vested HRH stock options which were issued as part of the acquisition of HRH in 2008.

(ii)	Effective January 1, 2011, the Company changed its internal reporting structure: Global Markets International, previously reported within the International segment, is now reported in the Global segment; and Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of these changes, goodwill of $60 million has been reallocated from the International segment into the Global segment for Global Markets International, and $1 million has been reallocated from the International segment into the North America segment for Mexico Retail. Goodwill has been reallocated between segments using the relative fair value allocation approach.

13.	OTHER INTANGIBLE ASSETS, NET

Other intangible assets are classified into the following categories:

•	‘Customer and Marketing Related’, including

•	client relationships,

•	client lists,

•	non-compete agreements,

•	trade names; and

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.

Notes to the financial statements

13.	OTHER INTANGIBLE ASSETS, NET (Continued)

The major classes of amortizable intangible assets are as follows:

	December 31, 2011			December 31, 2010
	Gross carrying	Accumulated		Gross carrying	Accumulated
	amount	amortization	Net carrying amount	amount	amortization	Net carrying amount
	(millions)

Customer and Marketing Related:
Client Relationships	$686	$(269)	$417	$695	$(207)	$488
Client Lists	8	(7)	1	9	(7)	2
Non-compete Agreements	36	(36)	—	36	(36)	—
Trade Names	11	(10)	1	11	(10)	1

Total Customer and Marketing Related	741	(322)	419	751	(260)	491

Contract based, Technology and Other	4	(3)	1	4	(3)	1

Total amortizable intangible assets	$745	$(325)	$420	$755	$(263)	$492

The aggregate amortization of intangible assets for the year ended December 31, 2011 was $68 million (2010: $82 million; 2009: $100 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

(millions)

2012	$61
2013	53
2014	45
2015	38
2016	33
Thereafter	190

Total	$420

14.	INVESTMENTS IN ASSOCIATES

The Company holds a number of investments which it accounts for using the equity method. The Company’s approximate interest in the outstanding stock of the more significant associates is as follows:

		December 31,
	Country	2011	2010

Al-Futtaim Willis Co. L.L.C.	Dubai	49%	49%
GS & Cie Groupe	France	30%	31%

The Company’s principal investment as of December 31, 2011 and 2010 is GS & Cie Groupe (‘Gras Savoye’), France’s leading insurance broker.

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

Willis Group Holdings plc

14.	INVESTMENTS IN ASSOCIATES (Continued)

transaction’). The Company, the original family shareholders and Astorg now own equal stakes of 30 percent in Gras Savoye and have equal representation of one third of the voting rights on its board. The remaining shareholding is held by a large pool of Gras Savoye managers and minority shareholders.

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

As a result of the December 2009 leveraged transaction the Company recognized a gain of $10 million in the consolidated statement of operations for the year ended December 31, 2009 from the reduction of its interest in Gras Savoye from 49 percent to 31 percent. The Company received total proceeds of $281 million, comprising cash and interest bearing vendor loans and convertible bonds issued by Gras Savoye. See Note 6 — Net Gain (Loss) on Disposal of Operations for an analysis of the proceeds and the calculation of the gain.

In 2011 the Company’s ownership of Gras Savoye reduced from 31 percent to 30 percent following issuance of additional share capital as part of an employee share incentive scheme.

The carrying amount of the Gras Savoye investment as of December 31, 2011 includes goodwill of $82 million (2010: $88 million) and interest bearing vendor loans and convertible bonds issued by Gras Savoye of $43 million and $85 million respectively (2010: $44 million and $78 million, respectively).

A gain of $4 million was recorded in 2011 following conclusion of the accounting for the December 2009 leveraged transaction.

As of December 31, 2011 and 2010, the Company’s other investments in associates, individually and in the aggregate, were not material to the Company’s operations.

Unaudited condensed financial information for associates, in the aggregate, as of and for the three years ended December 31, 2011, is presented below. For convenience purposes: (i) balance sheet data has been translated to US dollars at the relevant year-end exchange rate, and (ii) condensed statements of operations data has been translated to US dollars at the relevant average exchange rate.

	2011	2010	2009
	(millions)

Condensed statements of operations data(i):
Total revenues	$527	$510	$534
Income before income taxes	5	61	96
Net income	(2)	43	64
Condensed balance sheets data(i):
Total assets	1,882	2,043	2,204
Total liabilities	(1,736)	(1,825)	(1,767)
Stockholders’ equity	(146)	(218)	(437)

(i)	Disclosure is based on the Company’s best estimate of the results of its associates and is subject to change upon receipt of their financial statements for 2011.

For the year ended December 31, 2011, the Company recognized $4 million (2010: $5 million; 2009: $12 million) in respect of dividends received from associates.

Notes to the financial statements

15.	OTHER ASSETS

An analysis of other assets is as follows:

	December 31,
	2011	2010
	(millions)

Other current assets
Unamortized cash retention awards	$120	$125
Prepayments and accrued income	45	73
Income taxes receivable	30	69
Derivatives	14	17
Debt issuance costs	3	8
Other receivables	47	48

Total other current assets	$259	$340

Other non-current assets
Unamortized cash retention awards	$76	$48
Deferred compensation plan assets	89	114
Derivatives	38	30
Debt issuance costs	15	27
Other receivables	65	14

Total other non-current assets	$283	$233

Total other assets	$542	$573

Willis Group Holdings plc

16.	OTHER LIABILITIES

An analysis of other liabilities is as follows:

	December 31,
	2011	2010
	(millions)

Other current liabilities
Accounts payable	$59	$39
Accrued dividends payable	46	46
Other taxes payable	45	41
Accrued interest payable	37	21
Derivatives	7	6
Other payables	88	113

Total other current liabilities	$282	$266

Other non-current liabilities
Incentives from lessors	$165	$150
Deferred compensation plan liability	106	120
Capital lease obligation	26	23
Other taxes payable	5	—
Other payables	61	54

Total other non-current liabilities	$363	$347

Total other liabilities	$645	$613

17.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are stated at estimated net realizable values. The allowances shown below as at the end of each period, are recorded as the amounts considered by management to be sufficient to meet probable future losses related to uncollectible accounts.

		Additions/
		(releases)
	Balance at	charged to	Deductions	Foreign	Balance at
	beginning	costs and	/ Other	exchange	end
Description	of year	expenses	movements	differences	of year
	(millions)

Year ended December 31, 2011
Allowance for doubtful accounts	$12	$4	$(3)	$—	$13
Year ended December 31, 2010
Allowance for doubtful accounts	$16	$—	$(4)	$—	$12
Year ended December 31, 2009
Allowance for doubtful accounts	$20	$(1)	$(4)	$1	$16

18.	PENSION PLANS

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

Notes to the financial statements

18.	PENSION PLANS (Continued)

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

At December 31, 2011, the Company recorded, on the Consolidated Balance Sheets:

•	a pension benefit asset of $145 million (2010: $182 million) representing:

•	$136 million (2010: $179 million) in respect of the UK defined benefit pension plan; and

•	$9 million (2010: $3 million) in respect of the international defined benefit pension plans.

•	a total liability for pension benefits of $270 million (2010: $167 million) representing:

•	$258 million (2010: $154 million) in respect of the US defined benefit pension plan; and

•	$12 million (2010: $13 million) in respect of the international defined benefit pension plans.

UK and US defined benefit plans

The following schedules provide information concerning the Company’s UK and US defined benefit pension plans as of and for the years ended December 31:

	UK Pension Benefits		US Pension Benefits
	2011	2010	2011	2010
	(millions)

Change in benefit obligation:
Benefit obligation, beginning of year	$1,906	$1,811	$756	$686
Service cost	36	37	—	—
Interest cost	106	100	41	40
Employee contributions	2	2	—	—
Actuarial loss	272	84	127	57
Benefits paid	(72)	(72)	(29)	(27)
Foreign currency changes	(23)	(56)	—	—
Plan amendments	(10)	—	—	—

Benefit obligations, end of year	2,217	1,906	895	756

Change in plan assets:
Fair value of plan assets, beginning of year	2,085	1,880	602	529
Actual return on plan assets	269	245	34	70
Employee contributions	2	2	—	—
Employer contributions	92	88	30	30
Benefits paid	(72)	(72)	(29)	(27)
Foreign currency changes	(23)	(58)	—	—

Fair value of plan assets, end of year	2,353	2,085	637	602

Funded status at end of year	$136	$179	$(258)	$(154)

Components on the Consolidated Balance Sheets:
Pension benefits asset	$136	$179	$—	$—
Liability for pension benefits	—	—	(258)	(154)

Willis Group Holdings plc

18.	PENSION PLANS (Continued)

Amounts recognized in accumulated other comprehensive loss consist of:

	UK Pension Benefits		US Pension Benefits
	2011	2010	2011	2010
		(millions)

Net actuarial loss	$698	$571	$303	$169
Prior service gain	(35)	(30)	—	—

The accumulated benefit obligations for the Company’s UK and US defined benefit pension plans were $2,217 million and $895 million, respectively (2010: $1,906 million and $756 million, respectively).

The components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the UK and US defined benefit plans are as follows:

	Years ended December 31,
	UK Pension Benefits			US Pension Benefits
	2011	2010	2009	2011	2010	2009
			(millions)

Components of net periodic benefit cost:
Service cost	$36	$37	$28	$—	$—	$7
Interest cost	106	100	96	41	40	40
Expected return on plan assets	(161)	(141)	(127)	(44)	(42)	(36)
Amortization of unrecognized prior service gain	(5)	(5)	(5)	—	—	—
Amortization of unrecognized actuarial loss	30	37	33	3	3	8
Curtailment gain	—	—	—	—	—	(12)

Net periodic benefit cost (income)	$6	$28	$25	$—	$1	$7

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gain) loss	$164	$(20)	$102	$137	$29	$(31)
Amortization of unrecognized actuarial loss(i)	(30)	(37)	(33)	(3)	(3)	(12)
Prior service gain	(10)	—	—	—	—	—
Amortization of unrecognized prior service gain	5	5	5	—	—	—
Curtailment gain	—	—	—	—	—	12

Total recognized in other comprehensive (loss) income	$129	$(52)	$74	$134	$26	$(31)

Total recognized in net periodic benefit cost and other comprehensive income	$135	$(24)	$99	$134	$27	$(24)

(i)	2009 US Pension Benefits figure includes $4 million due to curtailment.

The estimated net loss and prior service cost for the UK and US defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are:

	UK Pension	US Pension
	Benefits	Benefits
	(millions)

Estimated net loss	$40	$8
Prior service gain	6	—

Notes to the financial statements

18.	PENSION PLANS (Continued)

The following schedule provides other information concerning the Company’s UK and US defined benefit pension plans:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
	2011	2010	2011	2010

Weighted-average assumptions to determine benefit obligations:
Discount rate	4.8%	5.5%	4.6%	5.6%
Rate of compensation increase	2.1%	2.6%	N/A	N/A

Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	5.5%	5.8%	5.6%	6.1%
Expected return on plan assets	7.5%	7.8%	7.5%	8.0%
Rate of compensation increase	2.6%	2.5%	N/A	N/A

The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The expected returns on UK plan assets are: UK and foreign equities 8.80 percent, debt securities 4.52 percent and real estate 6.48 percent. The expected returns on US plan assets are: US and foreign equities 9.25 percent and debt securities 5.25 percent.

The Company’s pension plan asset allocations based on fair values were as follows:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
Asset Category	2011	2010	2011	2010

Equity securities	42%	51%	43%	54%
Debt securities	35%	24%	56%	45%
Hedge funds	18%	20%	—%	—%
Real estate	4%	4%	—%	—%
Cash	1%	1%	1%	1%

Total	100%	100%	100%	100%

In the UK the pension trustees in consultation with the Company maintain a diversified asset portfolio and this together with contributions made by the Company is expected to meet the pension scheme’s liabilities as they become due. The UK plan’s assets are divided into 12 separate portfolios according to asset class and managed by 11 investment managers. The broad target allocations are UK and foreign equities (51 percent), debt securities (22 percent), hedge funds (22 percent) and real estate (5 percent). In the US the Company’s investment policy is to maintain a diversified asset portfolio, which together with contributions made by the Company is expected to meet the pension scheme’s liabilities as they become due. The US plan’s assets are currently invested in 11 funds representing most standard equity and debt security classes. The broad target allocations are US and foreign equities (55 percent) and debt securities (45 percent).

Fair Value Hierarchy

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value:

•	Level 1: refers to fair values determined based on quoted market prices in active markets for identical assets;

•	Level 2: refers to fair values estimated using observable market based inputs or unobservable inputs that are corroborated by market data; and

•	Level 3: includes fair values estimated using unobservable inputs that are not corroborated by market data.

Willis Group Holdings plc

18.	PENSION PLANS (Continued)

The following tables present, at December 31, 2011 and 2010, for each of the fair value hierarchy levels, the Company’s UK pension plan assets that are measured at fair value on a recurring basis.

	UK Pension Plan
December 31, 2011	Level 1	Level 2	Level 3	Total
		(millions)

Equity securities:
US equities	$422	$93	$—	$515
UK equities	278	41	—	319
Other equities	15	137	—	152
Fixed income securities:
US Government bonds	—	—	—	—
UK Government bonds	599	—	—	599
Other Government bonds	1	—	—	1
UK corporate bonds	63	—	—	63
Other corporate bonds	23	—	—	23
Derivatives	—	158	—	158
Real estate	—	—	86	86
Cash	28	—	—	28
Other investments:
Hedge funds	—	—	414	414
Other	—	(7)	2	(5)

Total	$1,429	$422	$502	$2,353

	UK Pension Plan
December 31, 2010	Level 1	Level 2	Level 3	Total
		(millions)

Equity securities:
US equities	$421	$90	$—	$511
UK equities	303	97	—	400
Other equities	—	149	—	149
Fixed income securities:
US Government bonds	49	—	—	49
UK Government bonds	348	—	—	348
Other Government bonds	17	—	—	17
UK corporate bonds	57	—	—	57
Other corporate bonds	14	—	—	14
Derivatives	—	22	—	22
Real estate	—	—	83	83
Cash	31	—	—	31
Other investments:
Hedge funds	—	—	415	415
Other	—	(13)	2	(11)

Total	$1,240	$345	$500	$2,085

The UK plan’s real estate investment comprises UK property and infrastructure investments which are valued by the fund manager taking into account cost, independent appraisals and market based comparable data. The UK plan’s hedge fund

Notes to the financial statements

18.	PENSION PLANS (Continued)

investments are primarily invested in various ‘fund of funds’ and are valued based on net asset values calculated by the fund and are not publicly available. Liquidity is typically monthly and is subject to liquidity of the underlying funds.

The following tables present, at December 31, 2011 and 2010, for each of the fair value hierarchy levels, the Company’s US pension plan assets that are measured at fair value on a recurring basis.

	US Pension Plan
December 31, 2011	Level 1	Level 2	Level 3	Total
		(millions)

Equity securities:
US equities	$172	$—	$—	$172
Non US equities	106	—	—	106
Fixed income securities:
US Government bonds	—	55	—	55
US corporate bonds	—	252	—	252
Non US Government bonds	48	—	—	48
Cash	—	4	—	4
Other investments:
Other	—	—	—	—

Total	$326	$311	$—	$637

	US Pension Plan
December 31, 2010	Level 1	Level 2	Level 3	Total
		(millions)

Equity securities:
US equities	$201	$—	$—	$201
Non US equities	127	—	—	127
Fixed income securities:
US Government bonds	112	—	—	112
US corporate bonds	111	—	—	111
Non US Government bonds	47	—	—	47
Cash	—	5	—	5
Other investments:
Other	—	(1)	—	(1)

Total	$598	$4	$—	$602

Equity securities comprise:

•	common stock and preferred stock which are valued using quoted market prices; and

•	pooled investment vehicles which are valued at their net asset values as calculated by the investment manager and typically have daily or weekly liquidity.

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

Willis Group Holdings plc

18.	PENSION PLANS (Continued)

The following table summarizes the changes in the UK pension plan’s Level 3 assets for the years ended December 31, 2011 and 2010:

UK Pension
Plan
Level 3
(millions)

Balance at January 1, 2010	$328
Purchases, sales, issuances and settlements, net	156
Unrealized gains relating to instruments still held at end of year	22
Foreign exchange	(6)

Balance at December 31, 2010	$500
Purchases, sales, issuances and settlements, net	2
Unrealized gains relating to instruments still held at end of year	5
Foreign exchange	(5)

Balance at December 31, 2011	$502

In 2012, the Company expects to make contributions to the UK plan approximately equal to those made in 2011 of $92 million, of which approximately $12 million is in respect of salary sacrifice contributions, and $40 million to the US plan.

The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK and US defined benefit pension plans:

	UK Pension	US Pension
Expected future benefit payments	Benefits	Benefits
	(millions)

2012	$73	$33
2013	76	36
2014	78	39
2015	81	42
2016	82	44
2017-2021	450	256

Willis North America has a 401(k) plan covering all eligible employees of Willis North America and its subsidiaries. The plan allows participants to make pre-tax contributions which the Company, at its discretion may match. During 2009, the Company had decided not to make any matching contributions other than for former HRH employees whose contributions were matched up to 75 percent under the terms of the acquisition. In January 2011, 401(k) matching was reinstated for our US associates. All investment assets of the plan are held in a trust account administered by independent trustees. The Company’s 401(k) matching contributions for 2011 were $10 million (2010: $nil; 2009: $5 million).

Notes to the financial statements

18.	PENSION PLANS (Continued)

International defined benefit pension plans

In addition to the Company’s UK and US defined benefit pension plans, the Company has several smaller defined benefit pension plans in certain other countries in which it operates.

A $3 million net pension benefit liability (2010: $10 million) has been recognized in respect of these schemes.

The following schedules provide information concerning the Company’s international defined benefit pension plans:

	International Pension
	Benefits
	2011	2010
	(millions)

Change in benefit obligation:
Benefit obligation, beginning of year	$135	$150
Service cost	4	4
Interest cost	7	7
Actuarial (gain) loss	(4)	(4)
Benefits paid	(6)	(15)
Curtailment	(1)	1
Foreign currency changes	(4)	(8)

Benefit obligations, end of year	131	135

Change in plan assets:
Fair value of plan assets, beginning of year	125	120
Actual return on plan assets	1	15
Employer contributions	13	12
Benefits paid	(6)	(15)
Foreign currency changes	(5)	(7)

Fair value of plan assets, end of year	128	125

Funded status at end of year	$(3)	$(10)

Components on the Consolidated Balance Sheets:
Pension benefits asset	$9	$3
Liability for pension benefits	$(12)	$(13)

Amounts recognized in accumulated other comprehensive loss consist of a net actuarial loss of $10 million (2010: $10 million).

The accumulated benefit obligation for the Company’s international defined benefit pension plans was $128 million (2010: $131 million).

Willis Group Holdings plc

18.	PENSION PLANS (Continued)

The components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the international defined benefit plans are as follows:

	International Pension Benefits
	2011	2010	2009
	(millions)

Components of net periodic benefit cost:
Service cost	$4	$4	$6
Interest cost	7	7	8
Expected return on plan assets	(6)	(6)	(6)
Amortization of unrecognized actuarial loss	1	—	2
Curtailment (gain) loss	(1)	1	—
Other	—	—	—

Net periodic benefit cost	$5	$6	$10

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Amortization of unrecognized actuarial loss	$(1)	$—	$(2)
Net actuarial gain	2	(13)	(2)

Total recognized in other comprehensive loss	1	(13)	(4)

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$6	$(7)	$6

The estimated net loss for the international defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $3 million.

The following schedule provides other information concerning the Company’s international defined benefit pension plans:

International
Pension Benefits
	2011	2010

Weighted-average assumptions to determine benefit obligations:
Discount rate	3.30% – 5.30%	4.00% – 5.10%
Rate of compensation increase	2.50% – 3.00%	2.50% – 3.00%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	4.00% – 5.10%	5.00% – 5.30%
Expected return on plan assets	4.80% – 5.73%	4.60% – 6.31%
Rate of compensation increase	2.50% – 3.00%	2.00% – 3.00%

The determination of the expected long-term rate of return on the international plan assets is dependent upon the specific circumstances of each individual plan. The assessment may include analyzing historical investment performance, investment community forecasts and current market conditions to develop expected returns for each asset class used by the plans.

Notes to the financial statements

18.	PENSION PLANS (Continued)

The Company’s international pension plan asset allocations at December 31, 2011 based on fair values were as follows:

	International
	Pension Benefits
Asset Category	2011	2010

Equity securities	35%	44%
Debt securities	58%	42%
Real estate	4%	4%
Other	3%	10%

Total	100%	100%

The investment policies for the international plans vary by jurisdiction but are typically established by the local pension plan trustees, where applicable, and seek to maintain the plans’ ability to meet liabilities of the plans as they fall due and to comply with local minimum funding requirements.

Fair Value Hierarchy

The following tables present, at December 31, 2011 and 2010, for each of the fair value hierarchy levels, the Company’s international pension plan assets that are measured at fair value on a recurring basis.

	International Pension Plans
December 31, 2011	Level 1	Level 2	Level 3	Total
		(millions)

Equity securities:
US equities	$20	$—	$—	$20
UK equities	4	—	—	4
Overseas equities	18	—	1	19
Unit linked funds	—	—	—	—
Fixed income securities:
Other Government bonds	48	1	—	49
Real estate	—	—	5	5
Cash	4	—	—	4
Other investments:
Derivative instruments	—	22	—	22
Other investments	—	—	5	5

Total	$94	$23	$11	$128

Willis Group Holdings plc

18.	PENSION PLANS (Continued)

	International Pension Plans
December 31, 2010	Level 1	Level 2	Level 3	Total
		(millions)

Equity securities:
US equities	$21	$—	$—	$21
UK equities	4	—	—	4
Overseas equities	20	—	—	20
Unit linked funds	7	—	—	7
Fixed income securities:
Other Government bonds	29	2	—	31
Real estate	—	—	5	5
Cash	11	—	—	11
Other investments:
Derivative instruments	—	21	—	21
Other investments	—	—	5	5

Total	$92	$23	$10	$125

Equity securities comprise:

•	common stock which are valued using quoted market prices; and

•	unit linked funds which are valued at their net asset values as calculated by the investment manager and typically have daily liquidity.

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

Assets classified as Level 3 investments did not materially change during the year ended December 31, 2011.

In 2012, the Company expects to contribute $12 million to the international plans.

The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the international defined benefit pension plans:

International
Pension
Expected future benefit payments	Benefits
(millions)

2012	$3
2013	4
2014	4
2015	4
2016	4
2017-2021	23

Notes to the financial statements

19.	DEBT

Short-term debt and current portion of the long-term debt consists of the following:

	December 31,
	2011	2010
	(millions)

Current portion of 5-year term loan facility expires 2016	$11	$—
Current portion of 5-year term loan facility repaid 2011	—	110
6.000% loan notes due 2012	4	—

	$15	$110

Long-term debt consists of the following:

	December 31,
	2011	2010
	(millions)

5-year term loan facility expires 2016	$289	$—
5-year term loan facility repaid 2011	—	301
Revolving $300 million credit facility	—	90
6.000% loan notes due 2012	—	4
5.625% senior notes due 2015	350	350
Fair value adjustment on 5.625% senior notes due 2015	20	12
12.875% senior notes due 2016	—	500
4.125% senior notes due 2016	299	—
6.200% senior notes due 2017	600	600
7.000% senior notes due 2019	300	300
5.750% senior notes due 2021	496	—

	$2,354	$2,157

Until December 22, 2010, all direct obligations under the 5.625%, 6.200% and 7.000% senior notes were guaranteed by Willis Group Holdings, Willis Netherlands B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited.

On that date and in connection with a group reorganization, TA II Limited, TA III Limited and TA IV Limited transferred their obligations as guarantors to the other Guarantor Companies. TA II Limited, TA III Limited and TA IV Limited entered member’s voluntary liquidation on December 31, 2010.

Debt issuance

In December 2011 we refinanced our bank facility, comprising a 5-year $300 million term loan and a 5-year $500 million revolving credit facility. The $300 million term loan replaces the $328 million balance on our $700 million 5-year term loan facility and the $500 million revolving facility replaces our $300 million and our $200 million revolving credit facilities. Unamortized debt issuance costs of $10 million relating to these facilities were written off in December 2011 following completion of the refinancing. In 2011, we made $83 million of mandatory repayments against the 5-year term loan before repaying the $328 million balance in December 2011.

The 5-year term loan facility expiring 2016 bears interest at LIBOR plus 1.50% and is repayable in quarterly installments and a final repayment of $225 million is due in the fourth quarter of 2016. Drawings under the new revolving $500 million credit facility bear interest at LIBOR plus 1.50% and the facility expires on December 16, 2016. As of

Willis Group Holdings plc

19.	DEBT (Continued)

December 31, 2011 $nil was outstanding under the revolving credit facility. These margins apply while the Company’s debt rating remains BBB-/Baa3.

The agreements relating to our 5-year term loan facility expiring 2016 and the revolving $500 million credit facility contain requirements to maintain maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA and minimum level of consolidated EBITDA to consolidated cash interest expense, subject to certain adjustments. In addition, the agreements relating to our credit facilities and senior notes include, in the aggregate covenants relating to the delivery of financial statements, reports and notices, limitations on liens, limitations on sales and other disposals of assets, limitations on indebtedness and other liabilities, limitations on sale and leaseback transactions, limitations on mergers and other fundamental changes, maintenance of property, maintenance of insurance, nature of business, compliance with applicable laws, maintenance of corporate existence and rights, payment of taxes and access to information and properties. At December 31, 2011, the Company was in compliance with all covenants.

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

On June 22, 2010, a further revolving facility of $20 million was put in place which bears interest at LIBOR plus 1.700% until 2012 and LIBOR plus 1.850% thereafter. The facility expires on December 22, 2012. As at December 31, 2011 no drawings had been made on the facility. This facility is solely for the use of our main UK regulated entity and would be available in certain exceptional circumstances. The facility is secured against the freehold of the UK regulated entity’s freehold property in Ipswich.

Lines of credit

The Company also has available $3 million (2010: $2 million) in lines of credit, of which $nil was drawn as of December 31, 2011 (2010: $nil).

Notes to the financial statements

19.	DEBT (Continued)

Analysis of interest expense

The following table shows an analysis of the interest expense for the years ended December 31:

	Year ended December 31,
	2011	2010	2009
	(millions)

5-year term loan facility repaid 2011	$14	$17	$26
Revolving $300 million credit facility	4	3	3
5.625% senior notes due 2015	12	14	20
12.875% senior notes due 2016	15	67	55
4.125% senior notes due 2016	10	—	—
6.200% senior notes due 2017	38	38	38
7.000% senior notes due 2019	21	21	5
5.125% senior notes due 2010	—	3	16
5.750% senior notes due 2021	23	—	—
Interim credit facility	—	—	7
Other(i)	19	3	4

Total interest expense	$156	$166	$174

(i)	Other includes $10 million relating to the write off of unamortized debt issuance fees.

20.	PROVISIONS FOR LIABILITIES

An analysis of movements on provisions for liabilities is as follows:

	Claims,
	lawsuits and
	other	Other
	proceedings(i)	provisions(ii)	Total
		(millions)

Balance at January 1, 2010	$178	$48	$226
Net provisions made during the year	19	(7)	12
Utilised in the year	(50)	(7)	(57)
Foreign currency translation adjustment	(2)	—	(2)

Balance at December 31, 2010	$145	$34	$179
Net provisions made during the year	45	11	56
Utilised in the year	(31)	(7)	(38)
Foreign currency translation adjustment	(1)	—	(1)

Balance at December 31, 2011	$158	$38	$196

(i)	The claims, lawsuits and other proceedings provision includes E&O cases which represents management’s assessment of liabilities that may arise from asserted and unasserted claims for alleged errors and omissions that arise in the ordinary course of the Group’s business. Where some of the potential liability is recoverable under the Group’s external insurance arrangements, the full assessment of the liability is included in the provision with the associated insurance recovery shown separately as an asset. Insurance recoveries recognised at December 31, 2011 amounted to $6 million (2010: $15 million).

(ii)	The ‘Other’ category includes amounts relating to vacant property provisions of $20 million (2010: $14 million).

Willis Group Holdings plc

21.	COMMITMENTS AND CONTINGENCIES

The Company’s contractual obligations as at December 31, 2011 are presented below:

			Payments due by
Obligations	Total	2012	2013-2014	2015-2016	After 2016
	(millions)

5-year term loan facility expires 2016	$300	$11	$30	$259	$—
Interest on term loan	28	6	12	10	—
Revolving $500 million credit facility commitment fees	6	1	3	2	—
6.000% loan notes due 2012	4	4	—	—	—
5.625% senior notes due 2015	350	—	—	350	—
Fair value adjustments on 5.625% senior notes due 2015	20	—	—	20	—
4.125% senior notes due 2016	300	—	—	300	—
6.200% senior notes due 2017	600	—	—	—	600
7.000% senior notes due 2019	300	—	—	—	300
5.750% senior notes due 2021	500	—	—	—	500
Interest on senior notes	744	119	238	200	187

Total debt and related interest	3,152	141	283	1,141	1,587
Operating leases(i)	1,307	146	203	151	807
Pensions	386	91	181	114	—
Other contractual obligations(ii)	164	72	13	37	42

Total contractual obligations	$5,009	$450	$680	$1,443	$2,436

(i)	Presented gross of sublease income.

(ii)	Other contractual obligations include capital lease commitments, put option obligations and investment fund capital call obligations, the timing of which are included at the earliest point they may fall due.

Debt obligations and facilities

The Company’s debt and related interest obligations at December 31, 2011 are shown in the above table.

During 2011, the Company entered into a new revolving credit facility agreement under which $500 million is available. As at December 31, 2011 $nil was outstanding under the revolving credit facility.

This facility is in addition to the remaining availability of $20 million under the Company’s previously existing $20 million revolving credit facility.

The only mandatory repayments of debt over the next 12 months are the scheduled repayment of $11 million current portion of the Company’s 5-year term loan and the final payment of the 6.000% loan notes. We also have the right, at our option, to prepay indebtedness under the credit facility without further penalty and to redeem the senior notes at our option by paying a ‘make whole’ premium as provided under the applicable debt instrument.

Operating leases

The Company leases certain land, buildings and equipment under various operating lease arrangements. Original non-cancellable lease terms typically are between 10 and 20 years and may contain escalation clauses, along with options that

Notes to the financial statements

21.	COMMITMENTS AND CONTINGENCIES (Continued)

permit early withdrawal. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease.

As of December 31, 2011, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross rental	Rentals from	Net rental
	commitments	subleases	commitments
		(millions)

2012	$146	$(14)	$132
2013	109	(14)	95
2014	94	(13)	81
2015	79	(12)	67
2016	72	(11)	61
Thereafter	807	(32)	775

Total	$1,307	$(96)	$1,211

The Company leases its main London building under a 25-year operating lease, which expires in 2032. The Company’s contractual obligations in relation to this commitment included in the table above total $715 million (2010: $744 million). Annual rentals are $30 million (2010: $31 million) per year and the Company has subleased approximately 29 percent (2010: 25 percent) of the premises under leases up to 15 years. The amounts receivable from subleases, included in the table above, total $82 million (2010: $87 million; 2009: $100 million).

Rent expense amounted to $127 million for the year ended December 31, 2011 (2010: $131 million; 2009: $154 million). The Company’s rental income from subleases was $18 million for the year ended December 31, 2011 (2010: $22 million; 2009: $21 million).

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

Based on the current UK funding strategy and as shown in the table above, the total contracted contributions for all plans are currently estimated to be approximately $91 million in 2012, excluding amounts of approximately $12 million in respect of the salary sacrifice scheme. However, a revised UK funding strategy, and hence 2012 contribution, is expected to be finalized shortly and the final 2012 contribution for all plans is expected to be approximately $142 million, including salary sacrifice.

Guarantees

Guarantees issued by certain of Willis Group Holdings’ subsidiaries with respect to the senior notes and revolving credit facilities are discussed in Note 19 — Debt in these consolidated financial statements.

Willis Group Holdings plc

21.	COMMITMENTS AND CONTINGENCIES (Continued)

Certain of Willis Group Holdings’ subsidiaries have given the landlords of some leasehold properties occupied by the Company in the United Kingdom and the United States guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $828 million and $855 million at December 31, 2011 and 2010, respectively.

In addition, the Company has given guarantees to bankers and other third parties relating principally to letters of credit amounting to $7 million and $11 million at December 31, 2011 and 2010, respectively. Willis Group Holdings also guarantees certain of its UK and Irish subsidiaries’ obligations to fund the UK and Irish defined benefit plans.

Other contractual obligations

For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell their shares (a put option) to the Company at various dates in the future. Generally, the exercise price of such put options and call options is formula-based (using revenues and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates and assuming the put options are exercised, the potential amount payable from these options is not expected to exceed $72 million (2010: $40 million).

In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP, an investment fund managed by Stone Point Capital. This replaced a capital commitment of $25 million that had been made to Trident V, LP in December 2009. As at December 31, 2011 there have been approximately $6 million of capital contributions.

In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As at December 31, 2011 there had been no capital contributions.

Other contractual obligations at December 31, 2011 also include the capital lease on the Company’s Nashville property of $63 million, payable from 2012 onwards.

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

Notes to the financial statements

21.	COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company cooperated with both the European Free Trade Association Surveillance Authority and the European Commission to resolve issues raised in its final report regarding coinsurance as required of the industry by the European Commission. The European Commission has appointed Ernst & Young to conduct a review of the coinsurance market and

Willis Group Holdings plc

21.	COMMITMENTS AND CONTINGENCIES (Continued)

we anticipate that, along with our competitors and insurers, our European subsidiaries will receive further questionnaires on this matter this year.

Contingent Compensation Class Action

Since August 2004, the Company and HRH (along with various other brokers and insurers) have been named as defendants in purported class actions in various courts across the United States. All of these actions have been consolidated into a single action in the US District Court for the District of New Jersey (‘MDL’). These actions allege that the brokers breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and participated in other improper activities. Plaintiffs seek monetary damages, including punitive damages, and certain equitable relief. In May 2011, the majority of defendants, including the Company and HRH, entered into a written settlement agreement with plaintiffs. On June 28, 2011, the Judge entered an Order granting preliminary approval to the settlement agreement. Notice of the settlement was sent to all members of the class and each member was given the opportunity to opt out of the settlement and pursue its own individual claim against any defendant. A total of 84 members of the class have opted out of the settlement. A Fairness Hearing to decide if the settlement should be given final approval took place on September 14, 2011, but the Judge has not yet issued his decision on approval of the settlement. The amount of the proposed settlement to be paid by the Company and HRH is immaterial and was previously reserved.

Additional actions could be brought in the future by individual policyholders. The Company disputes the allegations in all of these suits and has been and intends to continue to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

Gender Discrimination Class Action

In December 2006, a purported class action was filed against the Company in the United States District Court, Southern District of New York, alleging that the Company discriminated against female officers and officer equivalent employees on the basis of their gender and seeking injunctive relief, monetary damages and attorneys’ fees and costs. In January 2011, the Company reached a settlement with plaintiffs that resolves all individual and class claims. The amount of this settlement is not material. The Court has given preliminary approval to the settlement. Notice of that settlement has been provided to the class members and the Court held a Fairness Hearing on December 12, 2011 to decide if final approval should be given to the settlement. On December 19, 2011, the Court granted final approval of the settlement, and the settlement payments are being distributed to class members.

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

Notes to the financial statements

21.	COMMITMENTS AND CONTINGENCIES (Continued)

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

The six actions are as follows:

•	Troice, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:09-CV-01274-N, was filed on July 2, 2009 in the U.S. District Court for the Northern District of Texas against Willis Group Holdings plc, Willis of Colorado, Inc. and a Willis associate, among others. On April 1, 2011, plaintiffs filed the operative Third Amended Class Action Complaint individually and on behalf of a putative, worldwide class of Stanford investors, adding Willis Limited as a defendant and alleging claims under Texas statutory and common law and seeking damages in excess of $1 billion, punitive damages and costs. On May 2, 2011, the defendants filed motions to dismiss the Third Amended Class Action Complaint, arguing, inter alia, that the plaintiffs’ claims are precluded by the Securities Litigation Uniform Standards Act of 1998 (‘SLUSA’).

•	Ranni v. Willis of Colorado, Inc., et al., C.A. No. 09-22085, was filed on July 17, 2009 against Willis Group Holdings plc and Willis of Colorado, Inc. in the U.S. District Court for the Southern District of Florida. The complaint was filed on behalf of a putative class of Venezuelan and other South American Stanford investors and alleges claims under Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder) and Florida statutory and common law and seeks damages in an amount to be determined at trial. On October 6, 2009, Ranni was transferred, for consolidation or coordination with other Stanford-related actions (including Troice), to the Northern District of Texas by the U.S. Judicial Panel on Multidistrict Litigation (the ‘JPML’). The defendants have not yet responded to the complaint in Ranni.

•	Canabal, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:09-CV-01474-D, was filed on August 6, 2009 against Willis Group Holdings plc, Willis of Colorado, Inc. and the same Willis associate named as a defendant in Troice, among others, also in the Northern District of Texas. The complaint was filed individually and on behalf of a putative class of Venezuelan Stanford investors, alleged claims under Texas statutory and common law and sought damages in excess of $1 billion, punitive damages, attorneys’ fees and costs. On December 18, 2009, the parties in Troice and Canabal stipulated to the consolidation of those actions (under the Troice civil action number), and, on December 31, 2009, the plaintiffs in Canabal filed a notice of dismissal, dismissing the action without prejudice.

•	Rupert, et al. v. Winter, et al., Case No. 2009C115137, was filed on September 14, 2009 on behalf of 97 Stanford investors against Willis Group Holdings plc, Willis of Colorado, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). The complaint alleges claims under the Securities Act of 1933, Texas and Colorado statutory law and Texas common law and seeks special, consequential and treble damages of more than $300 million, attorneys’ fees and costs. On October 20, 2009, certain defendants, including Willis of Colorado, Inc., (i) removed Rupert to the U.S. District Court for the Western District of Texas, (ii) notified the JPML of the pendency of this related action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On April 1, 2010, the JPML issued a final transfer order for the transfer of Rupert to the Northern District of Texas. On January 24, 2012, the Court remanded Rupert to Texas State Court (Bexar County), but stayed these cases until further order of the court. The defendants have not yet responded to the complaint in Rupert.

•	Casanova, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:10-CV-01862-O, was filed on September 16, 2010 on behalf of seven Stanford investors against Willis Group Holdings plc, Willis Limited, Willis of Colorado, Inc. and the same Willis associate, among others, also in the Northern District of Texas. The complaint alleges claims under Texas statutory and common law and seeks actual damages in excess of $5 million, punitive damages, attorneys’ fees and costs. The defendants have not yet responded to the complaint in Casanova.

Willis Group Holdings plc

21.	COMMITMENTS AND CONTINGENCIES (Continued)

•	Rishmague, et ano. v. Winter, et al., Case No. 2011CI02585, was filed on March 11, 2011 on behalf of two Stanford investors, individually and as representatives of certain trusts, against Willis Group Holdings plc, Willis of Colorado, Inc., Willis of Texas, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). The complaint alleges claims under Texas and Colorado statutory law and Texas common law and seeks special, consequential and treble damages of more than $37 million and attorneys’ fees and costs. On April 11, 2011, certain defendants, including Willis of Colorado, Inc., (i) removed Rishmague to the Western District of Texas, (ii) notified the JPML of the pendency of this related action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On August 8, 2011, the JPML issued a final transfer order for the transfer of Rishmague to the Northern District of Texas, where it is currently pending. The defendants have not yet responded to the complaint in Rishmague.

On May 10, 2011, the court presiding over the Stanford-related actions in the Northern District of Texas entered an order providing that it would consider the applicability of SLUSA to the Stanford-related actions based on the decision in a separate Stanford action not involving a Willis entity, Roland v. Green, Civil Action No. 3:10-CV-0224-N. On August 31, 2011, the court issued its decision in Roland, dismissing that action with prejudice under SLUSA

On October 27, 2011, the court in Troice entered an order (i) dismissing with prejudice those claims asserted in the Third Amended Class Action Complaint on a class basis on the grounds set forth in the Roland decision discussed above and (ii) dismissing without prejudice those claims asserted the Third Amended Class Action Complaint on an individual basis. Also on October 27, 2011, the court entered a final judgment in the action.

On October 28, 2011, the plaintiffs in Troice filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Subsequently, Troice, Roland and a third action captioned Troice, et al. v. Proskauer Rose LLP, Civil Action No. 3:09-CV-01600-N, which also was dismissed on the grounds set forth in the Roland decision discussed above and on appeal to the U.S. Court of Appeals for the Fifth Circuit, were consolidated for purposes of briefing and oral argument. The appeals have been fully briefed and the Fifth Circuit heard oral argument on February 7, 2012. A ruling is expected sometime this year.

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

Notes to the financial statements

21.	COMMITMENTS AND CONTINGENCIES (Continued)

systems and controls are adequate and in accordance with all applicable laws and regulations, we cannot assure that such systems and controls will prevent any violations of applicable laws and regulations.

22.	ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX

The components of comprehensive income (loss) are as follows:

	Years ended December 31,
	2011	2010	2009
	(millions)

Net income	$220	$470	$459
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (net of tax of $nil in 2011, 2010 and 2009)	(29)	(8)	27
Unrealized holding gain (loss) (net of tax of $nil in 2011, 2010 and 2009)	—	2	(1)
Pension funding adjustment (net of tax of $84 million in 2011, $(12) million in 2010 and $6 million in 2009)	(172)	51	(33)
Net (loss) gain on derivative instruments (net of tax of $2 million in 2011, $(3) million in 2010 and $(16) million in 2009)	(3)	6	43

Other comprehensive (loss) income (net of tax of $86 million in 2011, $(15) million in 2010 and $(10) million in 2009)	(204)	51	36

Comprehensive income	16	521	495
Noncontrolling interests	(15)	(13)	(21)

Comprehensive income attributable to Willis Group Holdings	$1	$508	$474

The components of accumulated other comprehensive loss, net of tax, are as follows:

	December 31,
	2011	2010	2009
	(millions)

Net foreign currency translation adjustment	$(80)	$(52)	$(46)
Net unrealized holding loss	—	—	(2)
Pension funding adjustment	(675)	(503)	(554)
Net unrealized gain on derivative instruments	11	14	8

Accumulated other comprehensive loss, attributable to Willis Group Holdings, net of tax	$(744)	$(541)	$(594)

Willis Group Holdings plc

23.	EQUITY AND NONCONTROLLING INTEREST

The components of equity and noncontrolling interests are as follows:

	December 31, 2011			December 31, 2010			December 31, 2009
	Willis			Willis			Willis
	Group			Group			Group
	Holdings’	Noncontrolling	Total	Holdings’	Noncontrolling	Total	Holdings’	Noncontrolling	Total
	stockholders	interests	equity	stockholders	interests	equity	stockholders	interests	equity

Balance at January 1,	$2,577	$31	$2,608	$2,180	$49	$2,229	$1,845	$50	$1,895
Comprehensive income:
Net income	204	16	220	455	15	470	438	21	459
Other comprehensive income, net of tax	(203)	(1)	(204)	53	(2)	51	36	—	36

Comprehensive income	1	15	16	508	13	521	474	21	495
Dividends	(180)	(15)	(195)	(178)	(26)	(204)	(172)	(17)	(189)
Additional paid-in capital	88	—	88	67	—	67	32	—	32
Shares reissued under stock compensation plans	—	—	—	—	—	—	1	—	1
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	(5)	(5)	—	(10)	(10)
Additional noncontrolling interests	—	—	—	—	—	—	—	5	5

Balance at December 31,	$2,486	$31	$2,517	$2,577	$31	$2,608	$2,180	$49	$2,229

The effects on equity of changes in Willis Group Holdings, ownership interest in its subsidiaries are as follows:

	Years ended December 31,
	2011	2010	2009
		(millions)

Net income attributable to Willis Group Holdings	$204	$455	$438
Transfers from noncontrolling interest:
Decrease in Willis Group Holdings’ paid-in capital for purchase of noncontrolling interest	—	(19)	(23)
Increase in Willis Group Holdings’ paid-in capital for sale of noncontrolling interest	—	—	1

Net transfers from noncontrolling interest	—	(19)	(22)

Change from net income attributable to Willis Group Holdings and transfers from noncontrolling interests	$204	$436	$416

Notes to the financial statements

24.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Years Ended December 31,
	2011	2010	2009
	(millions)

Supplemental disclosures of cash flow information:
Cash payments for income taxes, net	$15	$99	$80
Cash payments for interest	128	163	179

Supplemental disclosures of non-cash flow investing and financing activities:
Write-off of unamortized debt issuance costs	$(23)	$—	$—
Assets acquired under capital leases	—	23	—
Non cash proceeds from reorganization of investments in associates (Note 6)	—	—	126
Issue of stock on acquisitions of subsidiaries	—	—	1
Issue of loan notes on acquisitions of noncontrolling interests	—	—	13
Issue of stock on acquisitions of noncontrolling interests	—	—	11
Deferred payments on acquisitions of subsidiaries	3	—	1
Deferred payments on acquisitions of noncontrolling interests	8	13	1

Acquisitions:
Fair value of assets acquired	$6	$12	$28
Less:
Liabilities assumed	(3)	(18)	(55)
Cash acquired	(3)	—	(12)

Net liabilities assumed, net of cash acquired	$—	$(6)	$(39)

25.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Fair value of derivative financial instruments

In addition to the note below, see Note 26 for information about the fair value hierarchy of derivatives.

Primary risks managed by derivative financial instruments

The main risks managed by derivative financial instruments are interest rate risk and foreign currency risk. The Company’s board of directors reviews and approves policies for managing each of these risks as summarized below.

The Company enters into derivative transactions (principally interest rate swaps and forward foreign currency contracts) in order to manage interest rate and foreign currency risks arising from the Company’s operations and its sources of finance. The Company does not hold financial or derivative instruments for trading purposes.

Interest Rate Risk — Investment Income

As a result of the Company’s operating activities, the Company receives cash for premiums and claims which it deposits in short-term investments denominated in US dollars and other currencies. The Company earns interest on these funds, which is included in the Company’s financial statements as investment income. These funds are regulated in terms of

Willis Group Holdings plc

25.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

At December 31, 2011 and 2010, the Company had the following derivative financial instruments that were designated as cash flow hedges of interest rate risk:

		December 31,
				Weighted Average
		Notional	Termination	Interest Rates
		Amount(i)	Dates	Receive	Pay
		(millions)		%	%

2011
US dollar	Receive fixed-pay variable	$740	2012-2015	2.20	0.88
Pounds sterling	Receive fixed-pay variable	241	2012-2015	3.00	1.35
Euro	Receive fixed-pay variable	143	2012-2015	2.31	1.33
2010
US dollar	Receive fixed-pay variable	$725	2011-2014	2.44	1.33
Pounds sterling	Receive fixed-pay variable	229	2011-2014	3.16	1.88
Euro	Receive fixed-pay variable	155	2011-2014	2.18	1.81

(i)	Notional amounts represent US dollar equivalents translated at the spot rate as of December 31.

Interest Rate Risk — Interest Expense

The Company’s operations are financed principally by $2,050 million fixed rate senior notes and $300 million under a 5-year term loan facility.

During the year ended December 31, 2010, the Company entered into a series of interest rate swaps for a total notional amount of $350 million to receive a fixed rate and pay a variable rate on a semi-annual basis, with a maturity date of July 15, 2015. At the year end the weighted average fixed rate was 2.71% and variable rate was 0.44%. The Company has designated and accounts for these instruments as fair value hedges against its $350 million 5.625% senior notes due 2015. The fair values of the interest rate swaps are included within other assets or other liabilities and the fair value of the hedged element of the senior notes is included within long-term debt.

The Company also has access to $520 million under two revolving credit facilities; as of December 31, 2011 $nil was drawn on these facilities. The 5-year term loan facility bears interest at LIBOR plus 1.50%. Drawings under the revolving $500 million credit facility bear interest at LIBOR plus 1.50%. These margins apply while the Company’s debt rating remains BBB-/Baa3. Should the Company’s debt rating change, then the margin will change in accordance with the credit facilities agreements.

At December 31, 2011 and 2010, the Company’s interest rate swaps were all designated as hedging instruments.

Notes to the financial statements

25.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Foreign Currency Risk

The Company’s primary foreign exchange risks arise:

•	from changes in the exchange rate between US dollars and pounds sterling as its London market operations earn the majority of their revenues in US dollars and incur expenses predominantly in pounds sterling, and may also hold a significant net sterling asset or liability position on the balance sheet. In addition, the London market operations earn significant revenues in Euros and Japanese yen; and

•	from the translation into US dollars of the net income and net assets of its foreign subsidiaries, excluding the London market operations which are US dollar denominated.

The foreign exchange risks in its London market operations are hedged as follows:

•	to the extent that forecast pound sterling expenses exceed pound sterling revenues, the Company limits its exposure to this exchange rate risk by the use of forward contracts matched to specific, clearly identified cash outflows arising in the ordinary course of business; and

•	to the extent the UK operations earn significant revenues in Euros and Japanese yen, the Company limits its exposure to changes in the exchange rate between the US dollar and these currencies by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods.

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

At December 31, 2011 and 2010, the Company’s foreign currency contracts were all designated as hedging instruments except for those relating to short-term cash flows in its London market operations.

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for pounds sterling in the case of US dollars and US dollars for Euro and Japanese yen. Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

	December 31,
	Sell	Sell
	2011(i)	2010
	(millions)

US dollar	$235	$315
Euro	129	157
Japanese yen	50	64

(i)	Forward exchange contracts range in maturity from 2012 to 2014.

In addition to forward exchange contracts we undertake short-term foreign exchange swaps for liquidity purposes, these are not designated as hedges and do not qualify for hedge accounting. Both the fair value and the year to date gain/loss at December 31, 2011 and 2010 were immaterial.

Willis Group Holdings plc

25.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Derivative financial instruments

The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at December 31:

		Fair value
	Balance sheet	December 31,	December 31,
Derivative financial instruments designated as hedging instruments:	classification	2011	2010
		(millions)

Assets:
Interest rate swaps (cash flow hedges)	Other assets	$15	$17
Interest rate swaps (fair value hedges)	Other assets	26	14
Forward exchange contracts	Other assets	11	16

Total derivatives designated as hedging instruments		$52	$47

Liabilities:
Interest rate swaps (cash flow hedges)	Other liabilities	$—	$2
Forward exchange contracts	Other liabilities	11	10

Total derivatives designated as hedging instruments		$11	$12

Cash Flow Hedges

The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for years ended December 31, 2011 and 2010:

					Amount of
					gain (loss)
			Amount of		recognized
			gain (loss)		in income
	Amount of		reclassified		on derivative
	gain (loss)		from		(ineffective
	recognized		accumulated	Location of gain (loss)	hedges and
	in OCI(i)	Location of gain (loss)	OCI(i) into	recognized in income	ineffective
	on derivative	reclassified from	income	on derivative (ineffective	element of
Derivatives in cash flow	(effective	accumulated OCI(i) into	(effective	hedges and ineffective	effective
hedging relationships	element)	income (effective element)	element)	element of effective hedges)	hedges)
	(millions)		(millions)		(millions)

Year ended December 31, 2011
Interest rate swaps	$13	Investment income	$(14)	Other operating expenses	$—
Forward exchange contracts	3	Other operating expenses	(7)	Interest expense	(2)

Total	$16		$(21)		$(2)

Year ended December 31, 2010
Interest rate swaps	$15	Investment income	$(26)	Other operating expenses	$—
Forward exchange contracts	—	Other operating expenses	20	Interest expense	—

Total	$15		$(6)		$—

Year ended December 31, 2009
Interest rate swaps	$16	Investment income	$(27)	Other operating expenses	$(1)
Forward exchange contracts	25	Other operating expenses	45	Interest expense	—

Total	$41		$18		$(1)

Amounts above shown gross of tax.

(i)	OCI means other comprehensive income.

Notes to the financial statements

25.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

For interest rate swaps all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For foreign exchange contracts only the changes in fair value resulting from movements in the spot exchange rate are included in this assessment. In instances where the timing of expected cash flows can be matched exactly to the maturity of the foreign exchange contract, then changes in fair value attributable to movement in the forward points are also included.

At December 31, 2011 the Company estimates there will be $2 million of net derivative gains reclassified from accumulated comprehensive income into earnings within the next twelve months.

Fair Value Hedges

The table below presents the effects of derivative financial instruments in fair value hedging relationships on the consolidated statements of operations for the year ended December 31, 2011 and 2010. The Company did not have any derivative financial instruments in fair value hedging relationships during 2009.

			Loss	Ineffectiveness
		Gain	recognized	recognized in
	Hedged item in fair value	recognized	for hedged	interest
Derivatives in fair value hedging relationships	hedging relationship	for derivative	item	expense
		(millions)

Year ended December 31, 2011
Interest rate swaps	5.625% senior notes due 2015	$7	$(8)	$1

Year ended December 31, 2010
Interest rate swaps	5.625% senior notes due 2015	$14	$(12)	$(2)

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Willis Group Holdings plc

26.	FAIR VALUE MEASUREMENTS

The Company’s principal financial instruments, other than derivatives, comprise the fixed rate senior notes, the 5-year term loan, a revolving credit facility, fiduciary assets and liabilities, and cash deposits.

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2011
	Quoted
	prices in
	active
	markets	Significant	Significant
	for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	Level 1	Level 2	Level 3	Total
		(millions)

Assets at fair value:
Cash and cash equivalents	$436	$—	$—	$436
Fiduciary funds (included within Fiduciary assets)	1,688	—	—	1,688
Derivative financial instruments	—	52	—	52

Total assets	$2,124	$52	$—	$2,176

Liabilities at fair value:
Derivative financial instruments	$—	$11	$—	$11
Changes in fair value of hedged debt(i)	—	20	—	20

Total liabilities	$—	$31	$—	$31

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

	December 31, 2010
	Quoted
	prices in
	active
	markets	Significant	Significant
	for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	Level 1	Level 2	Level 3	Total
		(millions)

Assets at fair value:
Cash and cash equivalents	$316	$—	$—	$316
Fiduciary funds (included within Fiduciary assets)	1,764	—	—	1,764
Derivative financial instruments	—	47	—	47

Total assets	$2,080	$47	$—	$2,127

Liabilities at fair value:
Derivative financial instruments	$—	$12	$—	$12
Changes in fair value of hedged debt(i)	—	12	—	12

Total liabilities	$—	$24	$—	$24

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

Notes to the financial statements

26.	FAIR VALUE MEASUREMENTS (Continued)

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

	December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
		(millions)

Assets:
Cash and cash equivalents	$436	$436	$316	$316
Fiduciary funds (included within Fiduciary assets)	1,688	1,688	1,764	1,764
Derivative financial instruments	52	52	47	47
Liabilities:
Short-term debt	$15	$15	$110	$110
Long-term debt	2,354	2,499	2,157	2,450
Derivative financial instruments	11	11	12	12

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

Cash and cash equivalents—The estimated fair value of these financial instruments approximates their carrying values due to their short maturities.

Fiduciary funds—Fair values are based on quoted market values.

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

27.	SEGMENT INFORMATION

During the periods presented, the Company operated through three segments: Global, North America and International. Global provides specialist brokerage and consulting services to clients worldwide for specific industrial and commercial activities and is organized by specialism. North America and International predominantly comprise our retail operations which provide services to small, medium and large corporations, accessing Global’s specialist expertise when required.

The Company evaluates the performance of its operating segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, the following items for which segmental management are not held accountable are excluded from segmental expenses:

(i)	costs of the holding company;

(ii)	foreign exchange loss from the devaluation of the Venezuelan currency;

(iii)	foreign exchange hedging activities, foreign exchange movements on the UK pension plan asset and foreign exchange gains and losses from currency purchases and sales;

Willis Group Holdings plc

27.	SEGMENT INFORMATION (Continued)

(iv)	amortization of intangible assets;

(v)	gains and losses on the disposal of operations;

(vi)	significant legal and regulatory settlements which are managed centrally; and

(vii)	costs associated with the 2011 Operational Review.

The accounting policies of the operating segments are consistent with those described in Note 2 — Basis of Presentation and Significant Accounting Policies. There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.

Selected information regarding the Company’s operating segments is as follows:

							Interest in
					Depreciation		earnings of
	Commissions	Investment	Other	Total	and	Operating	associates,
	and fees	income	income	revenues	amortization	income	net of tax
				(millions)

Year ended December 31, 2011
Global	$1,073	$9	$—	$1,082	$23	$352	$—
North America	1,314	7	2	1,323	28	271	—
International	1,027	15	—	1,042	18	221	12

Total Retail	2,341	22	2	2,365	46	492	12

Total Operating Segments	3,414	31	2	3,447	69	844	12
Corporate and Other(i)	—	—	—	—	73	(278)	—

Total Consolidated	$3,414	$31	$2	$3,447	$142	$566	$12

Year ended December 31, 2010
Global	$987	$9	$—	$996	$18	$320	$—
North America	1,369	15	1	1,385	23	320	—
International	937	14	—	951	22	226	23

Total Retail	2,306	29	1	2,336	45	546	23

Total Operating Segments	3,293	38	1	3,332	63	866	23
Corporate and Other(i)	—	—	—	—	82	(113)	—

Total Consolidated	$3,293	$38	$1	$3,332	$145	$753	$23

Year ended December 31, 2009
Global	$921	$17	$—	$938	$15	$311	$—
North America	1,381	15	3	1,399	23	328	—
International	898	18	—	916	26	216	33

Total Retail	2,279	33	3	2,315	49	544	33

Total Operating Segments	3,200	50	3	3,253	64	855	33
Corporate and Other(i)	—	—	—	—	100	(165)	—

Total Consolidated	$3,200	$50	$3	$3,253	$164	$690	$33

(i)	See the following table for an analysis of the ‘Corporate and other’ line.

Notes to the financial statements

27.	SEGMENT INFORMATION (Continued)

	Years ended December 31,
	2011	2010	2009
	(millions)

Amortization of intangible assets	$(68)	$(82)	$(100)
Foreign exchange hedging	5	(16)	(42)
Foreign exchange gain (loss) on the UK pension plan asset	—	3	(6)
HRH integration costs	—	—	(18)
Net gain (loss) on disposal of operations	4	(2)	13
2011 Operational Review	(180)	—	—
FSA regulatory settlement	(11)	—	—
Venezuela currency devaluation	—	(12)	—
Write-off of uncollectible accounts receivable balance in North America	(22)	—	—
Redomicile of parent company costs	—	—	(6)
Other(a)	(6)	(4)	(6)

Total Corporate and Other	$(278)	$(113)	$(165)

(a)	Other includes $12 million (2010: $7 million, 2009: $nil) from the release of funds and reserves related to potential legal liabilities.

The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income from continuing operations before income taxes and interest in earnings of associates.

	Years ended December 31,
	2011	2010	2009
	(millions)

Total consolidated operating income	$566	$753	$690
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	(171)	—	—
Interest expense	(156)	(166)	(174)

Income from continuing operations before income taxes and interest in earnings of associates	$239	$587	$516

The Company does not currently provide asset information by reportable segment as it does not routinely evaluate the total asset position by segment, and as such, no segmental analysis of assets has been disclosed. Segments are evaluated on organic commissions and fees growth and operating margin.

Operating segment revenue by product is as follows:

	Years ended December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
	Global			North America			International			Total
	(millions)

Commissions and fees:
Retail insurance services	$—	$—	$—	$1,314	$1,369	$1,381	$1,027	$937	$898	$2,341	$2,306	$2,279
Specialty insurance services	1,073	987	921	—	—	—	—	—	—	1,073	987	921

Total commissions and fees	1,073	987	921	1,314	1,369	1,381	1,027	937	898	3,414	3,293	3,200
Investment income	9	9	17	7	15	15	15	14	18	31	38	50
Other income	—	—	—	2	1	3	—	—	—	2	1	3

Total Revenues	$1,082	$996	$938	$1,323	$1,385	$1,399	$1,042	$951	$916	$3,447	$3,332	$3,253

None of the Company’s customers represented more than 10 percent of the Company’s consolidated commissions and fees for the years ended December 31, 2011, 2010 and 2009.

Willis Group Holdings plc

27.	SEGMENT INFORMATION (Continued)

Information regarding the Company’s geographic locations is as follows:

	Years Ended December 31,
	2011	2010	2009
	(millions)

Commissions and fees(i)
UK	$963	$902	$859
US	1,461	1,503	1,508
Other(ii)	990	888	833

Total	$3,414	$3,293	$3,200

	December 31,
	2011	2010
	(millions)

Fixed assets
UK	$171	$163
US	194	178
Other(ii)	41	40

Total	$406	$381

(i)	Commissions and fees are attributed to countries based upon the location of the subsidiary generating the revenue.

(ii)	Other than in the United Kingdom and the United States, the Company does not conduct business in any country in which its commissions and fees and/or fixed assets exceed 10 percent of consolidated commissions and fees and/or fixed assets, respectively.

28.	SUBSIDIARY UNDERTAKINGS

The Company has investments in the following subsidiary undertakings which principally affect the net income or net assets of the Group.

A full list of the Group’s subsidiary undertakings is included within the Company’s annual return.

	Country of
Subsidiary name	registration	Class of share	Percentage ownership

Holding companies
TAI Limited	England and Wales	Ordinary shares	100%
Trinity Acquisition plc	England and Wales	Ordinary shares	100%
Willis Faber Limited	England and Wales	Ordinary shares	100%
Willis Group Limited	England and Wales	Ordinary shares	100%
Willis Investment UK Holdings Limited	England and Wales	Ordinary shares	100%
Willis Netherlands Holdings B.V	Netherlands	Ordinary shares	100%
Willis Europe B.V	England and Wales	Ordinary shares	100%
Insurance broking companies
Willis HRH, Inc.	USA	Common shares	100%
Willis Limited	England and Wales	Ordinary shares	100%
Willis North America, Inc.	USA	Common shares	100%
Willis Re, Inc.	USA	Common shares	100%

Notes to the financial statements

29.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

Willis North America Inc. (‘Willis North America’) has $350 million senior notes outstanding that were issued on July 1, 2005. Willis North America issued a further $600 million of senior notes on March 28, 2007 and another $300 million on September 29, 2009.

Until December 22, 2010, all direct obligations under the senior notes were jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Group Holdings, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, Trinity Acquisition plc, TA III Limited, TA IV Limited and Willis Group Limited. On that date and in connection with an internal group reorganization, TA II Limited, TA III Limited and TA IV Limited transferred their obligations as guarantors to the other guarantor companies. TA II Limited, TA III Limited and TA IV Limited entered voluntary liquidation on December 31, 2010. The assets of these companies were distributed to the other guarantor companies described below (‘Other Guarantors’), either directly or indirectly, as a final distribution paid prior to their entering voluntary liquidation. As such, these transactions did not have a material impact on the guarantees of the senior notes and did not require the consent of the noteholders under the applicable indentures.

The debt securities that were issued by Willis North America and guaranteed by the entities described above, and for which the disclosures set forth below relate and are required under applicable SEC rules, were issued under a ‘shelf’ registration statement on Form S-3, including our current June 2009 registration statement (the ‘Willis Shelf’).

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

The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets for the year ended December 31, 2011 of Willis Group Holdings, the Other Guarantors and the Issuer. Investments in subsidiaries in the condensed consolidating balance sheet for Other, represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.

The entities included in the Other Guarantors column for the year ended December 31, 2011 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, Trinity Acquisition plc, TA I Limited and Willis Group Limited.

Willis Group Holdings plc

29.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2011
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
			(millions)

REVENUES
Commissions and fees	$—	$—	$—	$3,414	$—	$3,414
Investment income	—	11	2	29	(11)	31
Other income	—	—	—	24	(22)	2

Total revenues	—	11	2	3,467	(33)	3,447

EXPENSES
Salaries and benefits	(3)	—	(69)	(2,015)	—	(2,087)
Other operating expenses	(17)	32	(98)	(571)	(2)	(656)
Depreciation expense	—	—	(14)	(60)	—	(74)
Amortization of intangible assets	—	—	—	(74)	6	(68)
Net gain on disposal of operations	—	—	—	7	(3)	4

Total expenses	(20)	32	(181)	(2,713)	1	(2,881)

OPERATING (LOSS) INCOME	(20)	43	(179)	754	(32)	566
Investment income from Group undertakings	35	406	341	(157)	(625)	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—	—	—	(171)
Interest expense	(34)	(251)	(159)	(332)	620	(156)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(19)	27	3	265	(37)	239
Income taxes	—	56	27	(117)	2	(32)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(19)	83	30	148	(35)	207
Interest in earnings of associates, net of tax	—	—	—	4	8	12

(LOSS) INCOME FROM CONTINUING OPERATIONS	(19)	83	30	152	(27)	219
Discontinued operations, net of tax	—	—	—	1	—	1

NET (LOSS) INCOME	(19)	83	30	153	(27)	220
Less: Net income attributable to noncontrolling interests	—	—	—	(16)	—	(16)
EQUITY ACCOUNT FOR SUBSIDIARIES	223	91	(66)	—	(248)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$204	$174	$(36)	$137	$(275)	$204

Notes to the financial statements

29.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2010
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
			(millions)

REVENUES
Commissions and fees	$—	$—	$—	$3,293	$—	$3,293
Investment income	—	10	2	36	(10)	38
Other income	—	—	—	1	—	1

Total revenues	—	10	2	3,330	(10)	3,332

EXPENSES
Salaries and benefits	—	—	(65)	(1,818)	15	(1,868)
Other operating expenses	335	(10)	(45)	(825)	(19)	(564)
Depreciation expense	—	—	(9)	(54)	—	(63)
Amortization of intangible assets	—	—	—	(82)	—	(82)
Net (loss) gain on disposal of operations	(347)	—	—	350	(5)	(2)

Total expenses	(12)	(10)	(119)	(2,429)	(9)	(2,579)

OPERATING (LOSS) INCOME	(12)	—	(117)	901	(19)	753
Investment income from Group undertakings	—	1,683	356	952	(2,991)	—
Interest expense	—	(423)	(157)	(374)	788	(166)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(12)	1,260	82	1,479	(2,222)	587
Income taxes	—	16	29	(186)	1	(140)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(12)	1,276	111	1,293	(2,221)	447
Interest in earnings of associates, net of tax	—	—	—	16	7	23

(LOSS) INCOME FROM CONTINUING OPERATIONS	(12)	1,276	111	1,309	(2,214)	470

NET (LOSS) INCOME	(12)	1,276	111	1,309	(2,214)	470
Less: Net income attributable to noncontrolling interests	—	—	—	(15)	—	(15)
EQUITY ACCOUNT FOR SUBSIDIARIES	467	(823)	(76)	—	432	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$455	$453	$35	$1,294	$(1,782)	$455

Willis Group Holdings plc

29.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2009
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
			(millions)

REVENUES
Commissions and fees	$—	$—	$—	$3,200	$—	$3,200
Investment income	—	—	4	46	—	50
Other income	—	—	—	3	—	3

Total revenues	—	—	4	3,249	—	3,253

EXPENSES
Salaries and benefits	—	—	(28)	(1,803)	9	(1,822)
Other operating expenses	—	57	(34)	(617)	4	(590)
Depreciation expense	—	—	(8)	(56)	—	(64)
Amortization of intangible assets	—	—	—	(100)	—	(100)
Net gain on disposal of operations	—	—	—	13	—	13

Total expenses	—	57	(70)	(2,563)	13	(2,563)

OPERATING INCOME (LOSS)	—	57	(66)	686	13	690
Investment income from Group undertakings	—	917	492	504	(1,913)	—
Interest expense	—	(415)	(173)	(346)	760	(174)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	—	559	253	844	(1,140)	516
Income taxes	—	(5)	20	(110)	1	(94)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	—	554	273	734	(1,139)	422
Interest in earnings of associates, net of tax	—	—	—	33	—	33

INCOME FROM CONTINUING OPERATIONS	—	554	273	767	(1,139)	455
Discontinued operations, net of tax	—	—	—	4	—	4

NET INCOME	—	554	273	771	(1,139)	459
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	(17)	(21)
EQUITY ACCOUNT FOR SUBSIDIARIES	438	(156)	(30)	—	(252)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$438	$398	$243	$767	$(1,408)	$438

Notes to the financial statements

29.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2011
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
			(millions)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—	$163	$273	$—	$436
Accounts receivable, net	2	—	3	877	28	910
Fiduciary assets	—	—	—	9,941	(603)	9,338
Deferred tax assets	—	1	—	43	—	44
Other current assets	1	52	21	271	(86)	259

Total current assets	3	53	187	11,405	(661)	10,987

Investments in subsidiaries	(1,023)	3,778	1,482	3,848	(8,085)	—
Amounts owed by (to) Group undertakings	4,354	(4,716)	476	(114)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	4	59	345	(2)	406
Goodwill	—	—	—	1,704	1,591	3,295
Other intangible assets, net	—	—	—	435	(15)	420
Investments in associates	—	—	—	(45)	215	170
Deferred tax assets	—	—	—	22	—	22
Pension benefits asset	—	—	—	145	—	145
Other non-current assets	5	170	43	192	(127)	283

Total non-current assets	5	174	102	2,798	1,662	4,741

TOTAL ASSETS	$3,339	$(711)	$2,247	$17,937	$(7,084)	$15,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$9,941	$(603)	$9,338
Deferred revenue and accrued expenses	2	—	—	318	—	320
Income taxes payable	—	40	—	30	(55)	15
Short-term debt and current portion of long-term debt	—	11	—	4	—	15
Deferred tax liabilities	—	—	1	25	—	26
Other current liabilities	56	11	57	185	(27)	282

Total current liabilities	58	62	58	10,503	(685)	9,996

NON-CURRENT LIABILITIES
Long-term debt	795	289	1,270	—	—	2,354
Liabilities for pension benefits	—	—	—	270	—	270
Deferred tax liabilities	—	5	35	(9)	1	32
Provisions for liabilities	—	—	—	198	(2)	196
Other non-current liabilities	—	9	9	345	—	363

Total non-current liabilities	795	303	1,314	804	(1)	3,215

TOTAL LIABILITIES	$853	$365	$1,372	$11,307	$(686)	$13,211

EQUITY
Total Willis Group Holdings stockholders’ equity	2,486	(1,076)	875	6,599	(6,398)	2,486
Noncontrolling interests	—	—	—	31	—	31

Total equity	2,486	(1,076)	875	6,630	(6,398)	2,517

TOTAL LIABILITIES AND EQUITY	$3,339	$(711)	$2,247	$17,937	$(7,084)	$15,728

Willis Group Holdings plc

29.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2010
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
			(millions)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—	$76	$240	$—	$316
Accounts receivable, net	2	—	—	809	28	839
Fiduciary assets	—	—	—	10,167	(598)	9,569
Deferred tax assets	—	—	1	35	—	36
Other current assets	—	23	57	293	(33)	340

Total current assets	2	23	134	11,544	(603)	11,100

Investments in subsidiaries	(1,039)	3,814	1,455	3,855	(8,085)	—
Amounts owed by (to) Group undertakings	3,659	(4,590)	1,002	(71)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	—	52	330	(1)	381
Goodwill	—	—	—	1,696	1,598	3,294
Other intangible assets, net	—	—	—	492	—	492
Investments in associates	—	—	—	(51)	212	161
Deferred tax assets	—	—	—	7	—	7
Pension benefits asset	—	—	—	182	—	182
Other non-current assets	—	166	41	149	(123)	233

Total non-current assets	—	166	93	2,805	1,686	4,750

TOTAL ASSETS	$2,622	$(587)	$2,684	$18,133	$(7,002)	$15,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$10,167	$(598)	$9,569
Deferred revenue and accrued expenses	1	—	—	297	—	298
Income taxes payable	—	—	—	69	(12)	57
Short-term debt and current portion of long-term debt	—	—	110	—	—	110
Deferred tax liabilities	—	3	1	5	—	9
Other current liabilities	44	15	38	189	(20)	266

Total current liabilities	45	18	149	10,727	(630)	10,309

NON-CURRENT LIABILITIES
Long-term debt	—	500	1,653	4	—	2,157
Liabilities for pension benefits	—	—	—	167	—	167
Deferred tax liabilities	—	3	26	54	—	83
Provisions for liabilities	—	—	—	183	(4)	179
Other non-current liabilities	—	10	16	321	—	347

Total non-current liabilities	—	513	1,695	729	(4)	2,933

TOTAL LIABILITIES	$45	$531	$1,844	$11,456	$(634)	$13,242

EQUITY
Total Willis Group Holdings stockholders’ equity	2,577	(1,118)	840	6,646	(6,368)	2,577
Noncontrolling interests	—	—	—	31	—	31

Total equity	2,577	(1,118)	840	6,677	(6,368)	2,608

TOTAL LIABILITIES AND EQUITY	$2,622	$(587)	$2,684	$18,133	$(7,002)	$15,850

Notes to the financial statements

29.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2011
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
			(millions)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(41)	$184	$88	$1,269	$(1,061)	$439

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	13	—	13
Purchases of fixed assets	—	(4)	(21)	(86)	—	(111)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(10)	—	(10)
Acquisitions of investments in associates	—	—	—	(2)	—	(2)
Investment in Trident V Parallel Fund, LP	—	—	—	(5)	—	(5)
Proceeds from sale of discontinued operations, net of cash disposed	—	—	—	14	—	14

Net cash used in investing activities	—	(4)	(21)	(76)	—	(101)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on revolving credit facility	—	—	(90)	—	—	(90)
Senior notes issued	794	—	—	—	—	794
Debt issuance costs	(7)	(5)	—	—	—	(12)
Proceeds from issue term loan	—	300	—	—	—	300
Repayments of debt	—	(500)	(411)	—	—	(911)
Make-whole on repurchase and redemption of senior notes	—	(158)	—	—	—	(158)
Proceeds from issue of shares	60	—	—	—	—	60
Excess tax benefits from share-based payment arrangement	—	—	—	5	—	5
Amounts owed (to) by Group undertakings	(626)	187	521	(82)	—	—
Dividends paid	(180)	—	—	(1,061)	1,061	(180)
Acquisition of noncontrolling interests	—	(4)	—	(5)	—	(9)
Dividends paid to noncontrolling interests	—	—	—	(13)	—	(13)

Net cash provided by (used in) financing activities	41	(180)	20	(1,156)	1,061	(214)

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	87	37	—	124
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	76	240	—	316

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$163	$273	$—	$436

Willis Group Holdings plc

29.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2010
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
			(millions)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(9)	$1,170	$83	$1,572	$(2,327)	$489

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	10	—	10
Additions to fixed assets	—	—	(7)	(76)	—	(83)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(21)	—	(21)
Acquisitions of investments in associates	—	—	—	(1)	—	(1)
Investment in Trident V Parallel Fund, LP	—	—	—	(1)	—	(1)
Proceeds from sale of continuing operations, net of cash disposed	—	—	—	2	—	2

Net cash used in investing activities	—	—	(7)	(87)	—	(94)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	90	—	—	90
Repayments of debt	—	—	(200)	(9)	—	(209)
Proceeds from issue of shares	36	—	—	—	—	36
Excess tax benefits from share-based payment arrangement	—	—	—	2	—	2
Amounts owed by (to) Group undertakings	106	(317)	6	205	—	—
Dividends paid	(133)	(849)	—	(1,521)	2,327	(176)
Acquisition of noncontrolling interests	—	(4)	—	(6)	—	(10)
Dividends paid to noncontrolling interests	—	—	—	(26)	—	(26)

Net cash provided by (used in) financing activities	9	(1,170)	(104)	(1,355)	2,327	(293)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	—	(28)	130	—	102
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7)	—	(7)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	104	117	—	221

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$76	$240	$—	$316

Notes to the financial statements

29.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2009
	Willis
	Group	The Other	The		Consolidating
	Holdings	Guarantors	Issuer	Other	adjustments	Consolidated
			(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$867	$390	$27	$(865)	$419

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	20	—	20
Additions to fixed assets	—	—	(17)	(79)	—	(96)
Acquisitions of investments in associates	—	—	—	(42)	—	(42)
Proceeds from reorganization of investments in associates	—	—	—	155	—	155
Proceeds from sale of continuing operations, net of cash disposed	—	—	—	4	—	4
Proceeds from sale of discontinued operations, net of cash disposed	—	—	—	40	—	40
Proceeds on sale of short-term investments	—	—	—	21	—	21

Net cash (used in) provided by investing activities	—	—	(17)	119	—	102

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	—	(1,090)	1	—	(1,089)
Senior notes issued	—	500	300	—	—	800
Debt issuance costs	—	(18)	(4)	—	—	(22)
Proceeds from issue of shares	—	—	—	18	—	18
Amounts owed by and to Group undertakings	—	(646)	525	121	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	—	(703)	—	(336)	865	(174)
Acquisition of noncontrolling interests	—	—	—	(33)	—	(33)
Dividends paid to noncontrolling interests	—	—	—	(17)	—	(17)

Net cash used in financing activities	—	(867)	(269)	(245)	865	(516)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	104	(99)	—	5
Effect of exchange rate changes on cash and cash equivalents	—	—	—	11	—	11
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	—	205	—	205

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$104	$117	$—	$221

Willis Group Holdings plc

30.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

The Company may offer debt securities, preferred stock, ordinary stock and other securities pursuant to the Willis Shelf. On March 17, 2011, the Company issued senior notes totaling $800 million under its existing registration statement. These debt securities are issued by Willis Group Holdings (‘Holdings Debt Securities’) and are guaranteed by certain of the Company’s subsidiaries. Therefore, the Company is providing the condensed consolidating financial information below. The following 100 percent directly or indirectly owned subsidiaries fully and unconditionally guarantee the Holdings Debt Securities on a joint and several basis: Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America (the ‘Guarantors’).

The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by Willis North America (the ‘Willis North America Debt Securities’) (and for which condensed consolidating financial information is presented in Note 29) in that Willis Group Holdings is the Parent Issuer and Willis North America is a subsidiary guarantor.

Presented below is condensed consolidating financial information for:

(i)	Willis Group Holdings, which is the Parent Issuer;

(ii)	the Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent;

(iii)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(iv)	Consolidating adjustments; and

(v)	the Consolidated Company.

The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets for the year ended December 31, 2011 of Willis Group Holdings and the Guarantors. Investments in subsidiaries in the condensed consolidating balance sheet for Other, represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.

The entities included in the Guarantors column for the year ended December 31, 2011 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America.

Notes to the financial statements

30.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2011
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$3,414	$—	$3,414
Investment income	—	13	29	(11)	31
Other income	—	—	24	(22)	2

Total revenues	—	13	3,467	(33)	3,447

EXPENSES
Salaries and benefits	(3)	(69)	(2,015)	—	(2,087)
Other operating expenses	(17)	(66)	(571)	(2)	(656)
Depreciation expense	—	(14)	(60)	—	(74)
Amortization of intangible assets	—	—	(74)	6	(68)
Net gain on disposal of operations	—	—	7	(3)	4

Total expenses	(20)	(149)	(2,713)	1	(2,881)

OPERATING (LOSS) INCOME	(20)	(136)	754	(32)	566
Investment income from Group undertakings	35	747	(157)	(625)	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—	—	(171)
Interest expense	(34)	(410)	(332)	620	(156)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(19)	30	265	(37)	239
Income taxes	—	83	(117)	2	(32)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(19)	113	148	(35)	207
Interest in earnings of associates, net of tax	—	—	4	8	12

(LOSS) INCOME FROM CONTINUING OPERATIONS	(19)	113	152	(27)	219
Discontinued operations, net of tax	—	—	1	—	1

NET (LOSS) INCOME	(19)	113	153	(27)	220
Less: Net income attributable to noncontrolling interests	—	—	(16)	—	(16)
EQUITY ACCOUNT FOR SUBSIDIARIES	223	61	—	(284)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$204	$174	$137	$(311)	$204

Willis Group Holdings plc

30.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2010
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$3,293	$—	$3,293
Investment income	—	12	36	(10)	38
Other income	—	—	1	—	1

Total revenues	—	12	3,330	(10)	3,332

EXPENSES
Salaries and benefits	—	(65)	(1,818)	15	(1,868)
Other operating expenses	335	(55)	(825)	(19)	(564)
Depreciation expense	—	(9)	(54)	—	(63)
Amortization of intangible assets	—	—	(82)	—	(82)
Net (loss) gain on disposal of operations	(347)	—	350	(5)	(2)

Total expenses	(12)	(129)	(2,429)	(9)	(2,579)

OPERATING (LOSS) INCOME	(12)	(117)	901	(19)	753
Investment income from Group undertakings	—	2,039	952	(2,991)	—
Interest expense	—	(580)	(374)	788	(166)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(12)	1,342	1,479	(2,222)	587
Income taxes	—	45	(186)	1	(140)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(12)	1,387	1,293	(2,221)	447
Interest in earnings of associates, net of tax	—	—	16	7	23

(LOSS) INCOME FROM CONTINUING OPERATIONS	(12)	1,387	1,309	(2,214)	470

NET (LOSS) INCOME	(12)	1,387	1,309	(2,214)	470
Less: Net income attributable to noncontrolling interests	—	—	(15)	—	(15)
EQUITY ACCOUNT FOR SUBSIDIARIES	467	(934)	—	467	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$455	$453	$1,294	$(1,747)	$455

Notes to the financial statements

30.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2009
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

REVENUES
Commissions and fees	$—	$—	$3,200	$—	$3,200
Investment income	—	4	46	—	50
Other income	—	—	3	—	3

Total revenues	—	4	3,249	—	3,253

EXPENSES
Salaries and benefits	—	(28)	(1,803)	9	(1,822)
Other operating expenses	—	23	(617)	4	(590)
Depreciation expense	—	(8)	(56)	—	(64)
Amortization of intangible assets	—	—	(100)	—	(100)
Net gain on disposal of operations	—	—	13	—	13

Total expenses	—	(13)	(2,563)	13	(2,563)

OPERATING (LOSS) INCOME	—	(9)	686	13	690
Investment income from Group undertakings	—	1,409	504	(1,913)	—
Interest expense	—	(588)	(346)	760	(174)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	—	812	844	(1,140)	516
Income taxes	—	15	(110)	1	(94)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	—	827	734	(1,139)	422
Interest in earnings of associates, net of tax	—	—	33	—	33

INCOME FROM CONTINUING OPERATIONS	—	827	767	(1,139)	455
Discontinued operations, net of tax	—	—	4	—	4

NET INCOME	—	827	771	(1,139)	459
Less: Net income attributable to noncontrolling interests	—	—	(4)	(17)	(21)
EQUITY ACCOUNT FOR SUBSIDIARIES	438	(429)	—	(9)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$438	$398	$767	$(1,165)	$438

Willis Group Holdings plc

30.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2011
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$163	$273	$—	$436
Accounts receivable, net	2	3	877	28	910
Fiduciary assets	—	—	9,941	(603)	9,338
Deferred tax assets	—	1	43	—	44
Other current assets	1	73	271	(86)	259

Total current assets	3	240	11,405	(661)	10,987

Investments in subsidiaries	(1,023)	4,385	3,848	(7,210)	—
Amounts owed by (to) Group undertakings	4,354	(4,240)	(114)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	63	345	(2)	406
Goodwill	—	—	1,704	1,591	3,295
Other intangible assets, net	—	—	435	(15)	420
Investments in associates	—	—	(45)	215	170
Deferred tax assets	—	—	22	—	22
Pension benefits asset	—	—	145	—	145
Other non-current assets	5	213	192	(127)	283

Total non-current assets	5	276	2,798	1,662	4,741

TOTAL ASSETS	$3,339	$661	$17,937	$(6,209)	$15,728

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$9,941	$(603)	$9,338
Deferred revenue and accrued expenses	2	—	318	—	320
Income taxes payable	—	40	30	(55)	15
Short-term debt and current portion on long-term debt	—	11	4	—	15
Deferred tax liabilities	—	1	25	—	26
Other current liabilities	56	68	185	(27)	282

Total current liabilities	58	120	10,503	(685)	9,996

NON-CURRENT LIABILITIES
Long-term debt	795	1,559	—	—	2,354
Liabilities for pension benefits	—	—	270	—	270
Deferred tax liabilities	—	40	(9)	1	32
Provisions for liabilities	—	—	198	(2)	196
Other non-current liabilities	—	18	345	—	363

Total non-current liabilities	795	1,617	804	(1)	3,215

TOTAL LIABILITIES	$853	$1,737	$11,307	$(686)	$13,211

EQUITY
Total Willis Group Holdings stockholders’ equity	2,486	(1,076)	6,599	(5,523)	2,486
Noncontrolling interests	—	—	31	—	31

Total equity	2,486	(1,076)	6,630	(5,523)	2,517

TOTAL LIABILITIES AND EQUITY	$3,339	$661	$17,937	$(6,209)	$15,728

Notes to the financial statements

30.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2010
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$76	$240	$—	$316
Accounts receivable, net	2	—	809	28	839
Fiduciary assets	—	—	10,167	(598)	9,569
Deferred tax assets	—	1	35	—	36
Other current assets	—	80	293	(33)	340

Total current assets	2	157	11,544	(603)	11,100

Investments in subsidiaries	(1,039)	4,429	3,855	(7,245)	—
Amounts owed by (to) Group undertakings	3,659	(3,588)	(71)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	52	330	(1)	381
Goodwill	—	—	1,696	1,598	3,294
Other intangible assets, net	—	—	492	—	492
Investments in associates	—	—	(51)	212	161
Deferred tax assets	—	—	7	—	7
Pension benefits asset	—	—	182	—	182
Other non-current assets	—	207	149	(123)	233

Total non-current assets	—	259	2,805	1,686	4,750

TOTAL ASSETS	$2,622	$1,257	$18,133	$(6,162)	$15,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$10,167	$(598)	$9,569
Deferred revenue and accrued expenses	1	—	297	—	298
Income taxes payable	—	—	69	(12)	57
Short-term debt and current portion of long-term debt	—	110	—	—	110
Deferred tax liabilities	—	4	5	—	9
Other current liabilities	44	53	189	(20)	266

Total current liabilities	45	167	10,727	(630)	10,309

NON-CURRENT LIABILITIES
Long-term debt	—	2,153	4	—	2,157
Liabilities for pension benefits	—	—	167	—	167
Deferred tax liabilities	—	29	54	—	83
Provisions for liabilities	—	—	183	(4)	179
Other non-current liabilities	—	26	321	—	347

Total non-current liabilities	—	2,208	729	(4)	2,933

TOTAL LIABILITIES	$45	$2,375	$11,456	$(634)	$13,242

EQUITY
Total Willis Group Holdings stockholders’ equity	2,577	(1,118)	6,646	(5,528)	2,577
Noncontrolling interests	—	—	31	—	31

Total equity	2,577	(1,118)	6,677	(5,528)	2,608

TOTAL LIABILITIES AND EQUITY	$2,622	$1,257	$18,133	$(6,162)	$15,850

Willis Group Holdings plc

30.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2011
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(41)	$272	$1,269	$(1,061)	$439

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	13	—	13
Purchases of fixed assets	—	(25)	(86)	—	(111)
Acquisitions of subsidiaries, net of cash acquired	—	—	(10)	—	(10)
Acquisitions of investments in associates	—	—	(2)	—	(2)
Investment in Trident V Parallel Fund, LP	—	—	(5)	—	(5)
Proceeds from sale of discontinued operations, net of cash disposed	—	—	14	—	14

Net cash used in investing activities	—	(25)	(76)	—	(101)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on revolving credit facility	—	(90)	—	—	(90)
Senior notes issued	794	—	—	—	794
Debt issuance costs	(7)	(5)	—	—	(12)
Proceeds from issue term loan	—	300	—	—	300
Repayments of debt	—	(911)	—	—	(911)
Make-whole on repurchase and redemption of senior notes	—	(158)	—	—	(158)
Proceeds from issue of shares	60	—	—	—	60
Excess tax benefits from share-based payment arrangement	—	—	5	—	5
Amounts owed (to) by Group undertakings	(626)	708	(82)	—	—
Dividends paid	(180)	—	(1,061)	1,061	(180)
Acquisition of noncontrolling interests	—	(4)	(5)	—	(9)
Dividends paid to noncontrolling interests	—	—	(13)	—	(13)

Net cash provided by (used in) financing activities	41	(160)	(1,156)	1,061	(214)

INCREASE IN CASH AND CASH EQUIVALENTS	—	87	37	—	124
Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	76	240	—	316

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$163	$273	$—	$436

Notes to the financial statements

30.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2010
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(9)	$1,253	$1,572	$(2,327)	$489

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	10	—	10
Additions to fixed assets	—	(7)	(76)	—	(83)
Acquisitions of subsidiaries, net of cash acquired	—	—	(21)	—	(21)
Acquisitions of investments in associates	—	—	(1)	—	(1)
Investment in Trident V Parallel Fund, LP	—	—	(1)	—	(1)
Proceeds from sale of continuing operations, net of cash disposed	—	—	2	—	2

Net cash used in investing activities	—	(7)	(87)	—	(94)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	90	—	—	90
Repayments of debt	—	(200)	(9)	—	(209)
Proceeds from issue of shares	36	—	—	—	36
Excess tax benefits from share-based payment arrangement	—	—	2	—	2
Amounts owed by (to) Group undertakings	106	(311)	205	—	—
Dividends paid	(133)	(849)	(1,521)	2,327	(176)
Acquisition of noncontrolling interests	—	(4)	(6)	—	(10)
Dividends paid to noncontrolling interests	—	—	(26)	—	(26)

Net cash provided by (used in) financing activities	9	(1,274)	(1,355)	2,327	(293)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(28)	130	—	102
Effect of exchange rate changes on cash and cash equivalents	—	—	(7)	—	(7)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	104	117	—	221

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$76	$240	$—	$316

Willis Group Holdings plc

30.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2009
	Willis
	Group
	Holdings —
	the Parent	The		Consolidating
	Issuer	Guarantors	Other	adjustments	Consolidated
	(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$1,257	$27	$(865)	$419

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	20	—	20
Additions to fixed assets	—	(17)	(79)	—	(96)
Acquisitions of investments in associates	—	—	(42)	—	(42)
Proceeds from reorganization of investments in associates	—	—	155	—	155
Proceeds from sale of continuing operations, net of cash disposed	—	—	4	—	4
Proceeds from sale of discontinued operations, net of cash disposed	—	—	40	—	40
Proceeds on sale of short-term investments	—	—	21	—	21

Net cash (used in) provided by investing activities	—	(17)	119	—	102

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	(1,090)	1	—	(1,089)
Senior notes issued	—	800	—	—	800
Debt issuance costs	—	(22)	—	—	(22)
Proceeds from issue of shares	—	—	18	—	18
Amounts owed by (to) Group undertakings	—	(121)	121	—	—
Excess tax benefits from share-based payment arrangements	—	—	1	—	1
Dividends paid	—	(703)	(336)	865	(174)
Acquisition of noncontrolling interests	—	—	(33)	—	(33)
Dividends paid to noncontrolling interests	—	—	(17)	—	(17)

Net cash used in financing activities	—	(1,136)	(245)	865	(516)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	104	(99)	—	5
Effect of exchange rate changes on cash and cash equivalents	—	—	11	—	11
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	205	—	205

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$104	$117	$—	$221

Notes to the financial statements

31.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2011 and 2010 were as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share data)

2011
Total revenues	$1,007	$861	$760	$819
Total expenses	(768)	(705)	(670)	(738)
Net income	42	89	60	29
Net income attributable to Willis Group Holdings	34	85	60	25
Earnings per share — continuing operations
— Basic	$0.20	$0.49	$0.35	$0.14
— Diluted	$0.20	$0.48	$0.34	$0.14
Earnings per share — discontinued operations
— Basic	$—	$—	$—	$—
— Diluted	$—	$—	$—	$—

2010
Total revenues	$971	$797	$731	$833
Total expenses	(669)	(629)	(625)	(656)
Net income	211	91	65	103
Net income attributable to Willis Group Holdings	204	89	64	98
Earnings per share — continuing operations
— Basic	$1.21	$0.52	$0.38	$0.57
— Diluted	$1.21	$0.51	$0.37	$0.57
Earnings per share — discontinued operations
— Basic	$—	$—	$—	$—
— Diluted	$—	$—	$—	$—

Willis Group Holdings plc

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria related to internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accountants, Deloitte LLP, who have audited and reported on our financial statements, have undertaken an assessment of the Company’s internal control over financial reporting. Deloitte’s report is presented below.

February 29, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Willis Group Holdings Public Limited Company, Dublin, Ireland

We have audited the internal control over financial reporting of Willis Group Holdings Public Limited Company and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte LLP
London, United Kingdom
February 29, 2012

Wills Group Holdings plc

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B — Other Information

The information set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — 2011 Operational Review” is incorporated herein by reference.

Directors and Officers

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Except for the information regarding executive officers (other than Joseph J. Plumeri) required by Item 401 of Regulation S-K which is set forth below, as of February 17, 2012, we incorporate the information required by this item by reference to the headings ‘Election of Directors’, ‘Corporate Governance’, ‘Section 16 Beneficial Ownership Reporting Compliance’ and ‘Ethical Code’ in our 2012 Proxy Statement.

Celia Brown — Ms. Brown, age 57, was appointed an executive officer on January 23, 2012. Ms. Brown joined the Willis Group in 2010 and serves as the Willis Group Human Resources Director. Prior to joining the Willis Group, Ms. Brown spent over 20 years at XL Group plc where she held a number of senior roles. Ms. Brown served from 2006 to 2009 as the Executive Vice President, Head of Global HR and Corporate Relations at XL Group plc. Following XL Group plc, Ms. Brown formed an independent management consultancy, providing human resources services to not-for-profit, corporate and individual clients.

Adam G. Ciongoli — Mr. Ciongoli, age 43, was appointed an executive officer and Group General Counsel on March 26, 2007. He was appointed Group Secretary on August 1, 2009. Prior to joining the Willis Group, he served as a counselor and law clerk to US Supreme Court Justice Samuel A. Alito, Jr. during the Justice’s first Term on the Court. Previously, Mr. Ciongoli was Senior Vice President and General Counsel for TimeWarner Europe, and the Counselor to United States Attorney General John Ashcroft. Mr. Ciongoli also serves as a special consultant to the New York City Police Department, and as an adjunct professor of law at Columbia University Law School.

Peter Hearn — Mr. Hearn, age 56, was appointed an executive officer on April 10, 2007. Mr. Hearn joined the Willis Group in January 1994 as a Senior Vice President to open and manage the Philadelphia office and was appointed Eastern Region Manager in October 1994 and Executive Vice President in 1997. In 2006, Mr. Hearn was appointed Chief Executive Officer of Willis Re and in 2011 he was appointed Chairman of Willis Re. Prior to joining Willis, Mr. Hearn served as Vice President and Principal of Towers Perrin Reinsurance. Mr. Hearn has 32 years of experience in the insurance brokerage industry.

Stephen Hearn — Mr. Hearn, age 45, was appointed an executive officer on January 1, 2012. Mr. Hearn joined the Willis Group in 2008 and was named Chairman and CEO of Willis Global in 2011. Since joining the Willis Group, Mr. Hearn has served as Chairman of Special Contingency Risk, Chairman of Willis Facultative and Chairman and CEO of Glencairn Limited. From 2009 until 2011 he led Faber & Dumas, Global Markets International and Willis Facultative. Prior to joining the Willis Group, Mr. Hearn served as Chairman and CEO of the Glencairn Group Limited and as President and CEO of Marsh Affinity Europe.

Victor P. Krauze — Mr. Krauze, age 52, was appointed an executive officer on December 3, 2010 and named Chairman and Chief Executive Officer of Willis North America. Previously, Mr. Krauze was President and Chief Operating Officer for Willis North America, a position in which he had served since 2009. Mr. Krauze has also served as President/CEO for Willis’ Minnesota operations, National Partner of the Great Lakes region and Regional Executive Officer (National Partner) of Willis’ Central Region. Prior to joining Willis in 1997, Mr. Krauze gained experience as a casualty marketing specialist with another major global broker where his early roles included Producer and Account Executive. Mr. Krauze has over 20 years of experience in the insurance industry.

Michael K. Neborak — Mr. Neborak, age 55, was appointed an executive officer and Group Chief Financial Officer on July 6, 2010. Mr. Neborak joined Willis from MSCI Inc., a NYSE listed company, where he was Chief Financial Officer. With more than 30 years of experience in finance and accounting, Mr. Neborak also held senior positions with Citigroup, including divisional CFO and co-head of Corporate Strategy & Business Development, from 2000 — 2006, and prior to that, in the investment banking group at Salomon Smith Barney from 1982 — 2000. He began his career as an accountant with Arthur Andersen & Co.

Willis Group Holdings plc

Martin J. Sullivan — Mr. Sullivan, age 57, was appointed an executive officer on September 7, 2010. Mr. Sullivan joined Willis as Deputy Chairman, Willis Group Holdings plc, and Chairman and CEO of Willis Global Solutions, which oversees the brokerage and risk management advisory services for Willis’ multinational and global accounts. Mr. Sullivan previously served as President and Chief Executive Officer of American International Group, Inc. (“AIG”), from 2005-2008 and was Vice Chairman and Co-Chief Operating Officer from May 2002 until March 2005. He first joined AIG in the UK in 1971 and in the intervening years served in a number of positions of increasing responsibility, culminating in his election as Senior Vice President, Foreign General Insurance in 1996 and Executive Vice President, Foreign General Insurance in 1998. In 1996, he was appointed Chief Operating Officer of AIU in New York and named President in 1997.

Sarah J. Turvill — Ms. Turvill, age 58, was appointed an executive officer on July 1, 2001. Ms. Turvill joined the Willis Group in May 1978 and has held a number of senior management roles in our international business, particularly in Europe where she was Managing Director from 1995 to 2001. Ms. Turvill is currently Chief Executive Officer of Willis International, a position she has held since July 2001, and was additionally appointed Chairman in November 2006. She has 31 years of experience in the insurance brokerage industry, all of which have been with the Willis Group.

Timothy D. Wright — Mr. Wright, age 50, was appointed an executive officer and Group Chief Operating Officer on September 1, 2008. Prior to joining the Willis Group, he was a Partner of Bain & Company where he led their Financial Services practice in London. Mr. Wright was previously UK Managing Partner of Booz Allen & Hamilton and led their insurance work globally. He has more than 20 years of experience in the insurance and financial service industries internationally.

Directors’ and auditors’ remuneration

Item 11 — Executive Compensation

The information under the heading ‘Executive Compensation’ in the 2012 Proxy Statement is incorporated herein by reference. Nothing in this report shall be construed to incorporate by reference the Board Compensation Committee Report on Executive Compensation which is contained in the 2012 Proxy Statement.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading ‘Security Ownership-Security Ownership of Certain Beneficial Owners and Management’ and ‘Securities Authorized for Issuance Under Equity Compensation Plans’ in the 2012 Proxy Statement is incorporated herein by reference.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The information under the heading ‘Corporate Governance’ in the 2012 Proxy Statement is incorporated herein by reference.

Item 14 — Principal Accounting Fees and Services

The information under the headings ‘Fees Paid to Independent Auditors’ in the 2012 Proxy Statement is incorporated herein by reference and as disclosed in Note 5 to the consolidated financial statements.

Willis Group Holdings plc

PART IV

Item 15 — Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report:

(1) Consolidated Financial Statements of the Company consisting of:

(a) Report of Independent Registered Public Accounting Firm.

(b) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

(c) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2011.

(d) Consolidated Balance Sheets as of December 31, 2011 and 2010.

(e) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011.

(f)	Consolidated Statements of Changes in Equity and Comprehensive Income for each of the three years in the period ended December 31, 2011.

(g) Notes to the Consolidated Financial Statements.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

(2) Exhibits:

2.1	Scheme of Arrangement between Willis Group Holdings Limited and the Scheme Shareholders (incorporated by reference to Annex A to Willis Group Holdings Limited’s Definitive Proxy Statement on Schedule 14A filed on November 2, 2009 (SEC File No. 001-16503))

3.1	Memorandum and Articles of Association of Willis Group Holdings Public Limited Company (incorporated herein by reference to Exhibit No. 3.1 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))

3.2	Certificate of Incorporation of Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit No. 3.2 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))

4.1	Senior Indenture dated as of July 1, 2005, and First Supplemental Indenture, dated as of July 1, 2005, among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York (f/k/a JPMorgan Chase Bank, N.A.), as the Trustee, for the issuance of the 5.625% senior notes due 2015 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 8-K filed on July 1, 2005 (SEC File No. 001-16503))

4.2	Second Supplemental Indenture dated as of March 28, 2007 among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York, as the Trustee, to the Indenture dated as of July 1, 2005, for the issuance of the 6.200% senior notes due 2017 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 8-K filed on March 30, 2007 (SEC File No. 001-16503))

4.3	Third Supplemental Indenture dated as of October 1, 2008 among Willis North America Inc., as the Issuer, Willis Group Holdings Limited, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 10-Q filed on November 10, 2008 (SEC File No. 001-16503))

Exhibits

(2) Exhibits (continued):

4.4	Fourth Supplemental Indenture dated as of September 29, 2009 among Willis North America Inc., as the Issuer, Willis Group Holdings Limited, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Public Limited Company, as the Guarantors, and The Bank of New York, as the Trustee, to the Indenture dated as of July 1, 2005, for the issuance of the 7.000% senior notes due 2019 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 8-K filed on September 29, 2009 (SEC File No. 001-16503))

4.5	Fifth Supplemental Indenture dated as of December 31, 2009 among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, Willis Group Holdings Limited, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))

4.6	Sixth Supplemental Indenture dated as of December 22, 2010 among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on February 28, 2011 (SEC File No. 001-16503))

4.7	Indenture, dated as of March 17, 2011, among Willis Group Holdings Public Limited Company, as issuer, Willis Netherlands Holdings B.V., Willis Investment Holdings UK Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America Inc., as Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 17, 2011 (SEC File No. 001-16503))

4.8	First Supplemental Indenture, dated as of March 17, 2011, among Willis Group Holdings Public Limited Company, as Issuer, Willis Netherlands Holdings B.V., Willis Investment Holdings UK Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America Inc., as guarantors, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 17, 2011 (SEC File No. 001-16503))

10.1	Credit Agreement, dated as of December 16, 2011, among Trinity Acquisition plc, Willis Group Holdings Public Limited Company, the Lenders party thereto, Barclays Bank PLC, as Administrative Agent, Swing Line Lender and as an L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 20, 2011 (SEC File No. 001-16503))

10.2	Guaranty Agreement, dated as of December 16, 2011, among Trinity Acquisition plc, Willis Group Holdings Public Limited Company, Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 20, 2011 (SEC File No. 001-16503))

10.3	Deed Poll of Assumption dated as of December 31, 2009 between Willis Group Holdings Limited and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.4	Willis Group Senior Management Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.5	Willis Group Holdings 2010 North America Employee Share Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 27, 2010 (SEC File No. 001-16503))†

10.6	Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.7	Form of Performance-Based Option Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 10, 2010 (SEC File No. 001-16503))†

10.8	Form of Performance-Based Option Agreement — 2011 Long Term Incentive Program under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 3, 2011 (SEC File No. 001-16503))†

Willis Group Holdings plc

(2) Exhibits (continued):

10.9	Form of 2011 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for US employees) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 3, 2011 (SEC File No. 001-16503))†

10.10	Form of 2011 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for UK employees) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 3, 2011 (SEC File No. 001-16503))†

10.11	Form of 2011 Long Term Incentive Program Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 20, 2011 (SEC File No. 001-16503))†

10.12	Form of Time-Based Option Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.16 the Company’s Form 10-K filed on February 28, 2011 (SEC File No. 001-16503))†

10.13	Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (for executive officers) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.14	Form of Restricted Share Unit Award Agreement for Non-employee Directors under the Willis Group Holdings 2001 Share Purchase Option Plan*†

10.15	The Willis Group Holdings 2004 Bonus and Share Plan (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.16	Rules of the Willis Group Holdings Sharesave Plan 2001 for the United Kingdom (incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.17	The Willis Group Holdings Irish Sharesave Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 5, 2010 (SEC File No. 001-16503))†

10.18	The Willis Group Holdings International Sharesave Plan (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.19	Willis Group Holdings 2008 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.20	Form of Performance-Based Restricted Share Units Award Agreement under the Willis Group Holdings 2008 Share Purchase and Option Plan (for executive officers) (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.21	Form of Performance-Based Restricted Share Unit Award Agreement granted under the Willis Group Holdings 2008 Share Purchase and Option Plan, dated May 2, 2011, between Joseph J. Plumeri and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.22	Form of Performance-Based Option Award Agreement under the Willis Group Holdings 2008 Share Purchase and Option Plan (for executive officers) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.23	Hilb Rogal and Hamilton Company 2000 Share Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.24	Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.25	Form of Time-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2010 (SEC File No. 001-16503))†

10.26	Form of Performance-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

Exhibits

(2) Exhibits (continued):

10.27	Form of Performance-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan, dated May 2, 2011, between Martin Sullivan and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.28	Form of Time-Based Option Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 6, 2010 (SEC File No. 001-16503))†

10.29	Form of Performance-Based Option Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.30	Amended and Restated Willis US 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed on November 20, 2009 (SEC File No. 001-16503))†

10.31	First Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan, effective June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.32	Form of Deed of Indemnity of Willis Group Holdings Public Limited Company with directors and officers (incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.33	Form of Indemnification Agreement of Willis North America Inc. with directors and officers (incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.34	2010 Amended and Restated Employment Agreement, dated as of January 1, 2010, by and between Willis North America, Inc. and Joseph J. Plumeri (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 22, 2010 (SEC File No. 001-16503))†

10.35	Form of Employment Agreement dated March 13, 2007 between Willis Limited and Grahame J. Millwater (incorporated by reference to Exhibit No. 10.2 to Willis Group Holdings Limited’s Quarterly Report on Form 10-Q filed on May 10, 2007 (SEC File No. 001-16503))†

10.36	Comprise Agreement, dated as of 2012 by and among Willis Limited, Willis Group Holdings Public Limited Company and Grahame J. Millwater (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 21, 2011 (SEC File No. 001-16503))†

10.37	Second Compromise Agreement dated as of 2012 by and among Willis Limited, Willis Group Holdings Public Limited Company and Grahame J. Millwater (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 21, 2011 (SEC File No. 001-16503))†

10.38	Consultancy Agreement as of 2012 by and among Willis Limited and Grahame J. Millwater (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 21, 2011 ((SEC File No. 001-16503))†

10.39	Offer Letter dated June 22, 2010 and Form of Employment Agreement between Willis North America, Inc. and Michael K. Neborak (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 23, 2010 (SEC File No. 001-16503))†

10.40	Agreement of Restrictive Covenants and Other Obligations dated as of August 2, 2010 between the Company and Michael K. Neborak (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Public Limited Company’s Form 10-K filed on February 28, 2011 (SEC File No. 001-16503))†

10.41	Form of Employment Agreement dated January 24, 1994, between Willis Faber North America, Inc. and Peter C. Hearn (incorporated by reference to Exhibit No. 10.28 to Willis Group Holdings Limited’s Annual Report on Form 10-K filed on February 27, 2008 (SEC File No. 001-16503))†

10.42	First Amendment to Employment Agreement, effective as of January 1, 2011, between Willis Re Inc. and Peter Hearn (incorporated by reference to Exhibit No. 10.1 to Willis Group Holdings Public Limited Company’s Form 8-K filed on June 10, 2011 (SEC File No. 001-16503))†

10.43	Agreement of Restrictive Covenants and Other Obligations dated as of May 6, 2008 between the Company and Peter C. Hearn (incorporated by reference to Exhibit 10.2 to Willis Group Holdings Limited’s Form 8-K filed on June 26, 2008 (SEC File No. 001-16503))†

Willis Group Holdings plc

(2) Exhibits (continued):

10.44		Employment Agreement, dated September 7, 2010, between Willis North America, Inc. and Martin J. Sullivan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed November 5, 2010 (SEC File No. 001-16503))†

10.45		Second Restated Employment Agreement, effective as of December 3, 2010, between Willis North America Inc. and Victor Krauze*†

10.46		Form of Willis Retention Award Letter*†

10.47		Investment and Share Purchase Agreement dated as of November 18, 2009 by and among Willis Europe BV, Astorg Partners, Soleil, Alcee, the Lucas family shareholders, the Gras family shareholders, key managers of Gras Savoye & Cie and other minority shareholders of Gras Savoye (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed on March 1, 2010 (SEC File No. 001-16503))

10.48		Shareholders Agreement dated as of December 17, 2009 by and among Willis Europe BV, Astorg Partners, Soleil, Alcee, the Lucas family shareholders, the Gras family shareholders, key managers of Gras Savoye & Cie and other minority shareholders of Gras Savoye (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on March 1, 2010 (SEC File No. 001-16503))

10.49		Amended and Restated Assurance of Discontinuance between the Attorney General of the State of New York and the Company on behalf of itself and its subsidiaries named therein and the Amended and Restated Stipulation between the Superintendent of Insurance of the State of New York and the Company on behalf of itself and the subsidiaries named therein, effective as of February 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2010 (SEC File No. 001-16503))

21.1		List of subsidiaries*

23.1		Consent of Deloitte LLP*

31.1		Certification Pursuant to Rule 13a-14(a)*

31.2		Certification Pursuant to Rule 13a-14(a)*

32.1		Certification Pursuant to 18 USC. Section 1350*

32.2		Certification Pursuant to 18 USC. Section 1350*

101	. INS**	XBRL Instance Document

101	. SCH**	XBRL Taxonomy Extension Schema Document

101	.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101	.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101	.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101	.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Willis Group Holdings PLC
(Registrant)

By:	/s/ Michael K. Neborak
Michael K. Neborak
Group Chief Financial Officer and
(Principal Financial and Accounting Officer)

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 29th day of February 2012.

/s/ Joseph J. Plumeri Joseph J. Plumeri Chairman and Chief Executive Officer (Principal Executive Officer)	William W. Bradley Director

/s/ Joseph A. Califano, Jr. Joseph A. Califano, Jr. Director	Anna C. Catalano Director

/s/ Sir Roy Gardner Sir Roy Gardner Director	/s/ The Rt. Hon. Sir Jeremy Hanley, KCMG The Rt. Hon. Sir Jeremy Hanley, KCMG Director

/s/ Robyn S. Kravit Robyn S. Kravit Director	/s/ Jeffrey B. Lane Jeffrey B. Lane Director

/s/ Wendy E. Lane Wendy E. Lane Director	/s/ James F. McCann James F. McCann Director

/s/ Douglas B. Roberts Douglas B. Roberts Director	/s/ Michael J. Somers Michael J. Somers Director