Form 10-Q
period 2012-03-31
WILLIS GROUP HOLDINGS PLC
filed 2012-05-10
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 4, 2012, there were outstanding 173,538,549 ordinary shares, nominal value $0.000115 per share, of the Registrant.

Certain Definitions

The following definitions apply throughout this quarterly report unless the context requires otherwise:

‘We’, ‘Us’, ‘Company’, ‘Group’, ‘Willis’, ‘Willis Group Holdings’ or ‘Our’	Willis Group Holdings and its subsidiaries.

‘Willis Group Holdings’ or ‘Willis Group Holdings plc’	Willis Group Holdings Public Limited Company, a company organized under the laws of Ireland.

‘shares’	The ordinary shares of Willis Group Holdings Public Limited Company, nominal value $0.000115 per share.

‘HRH’	Hilb Rogal & Hobbs Company, a 100 percent owned subsidiary acquired in 2008.

Willis Group Holdings plc

FORWARD-LOOKING STATEMENTS

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our future capital expenditures, growth in commissions and fees, business strategies, competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, plans and references to future successes, are forward-looking statements. Also, when we use the words such as ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘probably’, or similar expressions, we are making forward-looking statements.

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

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information see the section entitled ‘Risk Factors’ included in Willis’ Form 10-K for the year ended December 31, 2011. Copies are available online at http://www.sec.gov or www.willis.com or on request from the Company as set forth in Part I, ‘Business — Available Information’ in Willis’ Form 10-K.

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

Willis Group Holdings plc

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Three months ended March 31,
	Note	2012	2011
		(millions, except per share data)
REVENUES
Commissions and fees		$1,005	$999
Investment income		5	8
Other income		3	—

Total revenues		1,013	1,007

EXPENSES
Salaries and benefits	3	(506)	(583)
Other operating expenses		(156)	(152)
Depreciation expense		(19)	(20)
Amortization of intangible assets		(15)	(17)
Net gain on disposal of operations		—	4

Total expenses		(696)	(768)

OPERATING INCOME		317	239
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	14	—	(171)
Interest expense		(32)	(40)

INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		285	28
Income taxes	4	(68)	(1)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES		217	27
Interest in earnings of associates, net of tax		15	16

INCOME FROM CONTINUING OPERATIONS		232	43
Discontinued operations, net of tax		—	(1)

NET INCOME		232	42
Less: net income attributable to noncontrolling interests		(7)	(8)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$225	$34

AMOUNTS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS SHAREHOLDERS
Income from continuing operations, net of tax		225	35
Loss from discontinued operations, net of tax		—	(1)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$225	$34

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	16	$256	$66

EARNINGS PER SHARE — BASIC AND DILUTED
— Basic earnings per share — continuing operations	5	$1.29	$0.20
— Diluted earnings per share — continuing operations	5	$1.28	$0.20

CASH DIVIDENDS DECLARED PER SHARE		$0.27	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2012	December 31, 2011
		(millions, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$464	$436
Accounts receivable, net		1,009	910
Fiduciary assets		10,368	9,338
Deferred tax assets		51	44
Other current assets	12	325	259

Total current assets		12,217	10,987

NON-CURRENT ASSETS
Fixed assets, net		426	406
Goodwill	10	3,308	3,295
Other intangible assets, net	11	406	420
Investments in associates		187	170
Deferred tax assets		24	22
Pension benefits asset		170	145
Other non-current assets	12	353	283

Total non-current assets		4,874	4,741

TOTAL ASSETS		$17,091	$15,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$10,368	$9,338
Deferred revenue and accrued expenses		285	320
Income taxes payable		62	15
Short-term debt and current portion of long-term debt	14	17	15
Deferred tax liabilities		25	26
Other current liabilities	13	334	282

Total current liabilities		11,091	9,996

NON-CURRENT LIABILITIES
Long-term debt	14	2,435	2,354
Liability for pension benefits		261	270
Deferred tax liabilities		47	32
Provisions for liabilities		182	196
Other non-current liabilities	13	371	363

Total non-current liabilities		3,296	3,215

Total liabilities		14,387	13,211

(Continued on next page)

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	Note	March 31, 2012	December 31, 2011
		(millions, except share data)
COMMITMENTS AND CONTINGENCIES	7
EQUITY
Ordinary shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued 173,696,854 shares in 2012 and 173,829,693 shares in 2011		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2012 and 2011		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2012 and 2011		—	—
Additional paid-in capital		1,072	1,073
Retained earnings		2,319	2,160
Accumulated other comprehensive loss, net of tax	16	(713)	(744)
Treasury shares, at cost, 46,408 shares in 2012 and 2011 and 40,000 shares, €1 nominal value, in 2012 and 2011		(3)	(3)

Total Willis Group Holdings stockholders’ equity	17	2,675	2,486
Noncontrolling interests	17	29	31

Total equity		2,704	2,517

TOTAL LIABILITIES AND EQUITY		$17,091	$15,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three months ended March 31,
	Note	2012	2011
		(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$232	$42
Adjustments to reconcile net income to total net cash provided by operating activities:
Loss from discontinued operations		—	1
Net gain on disposal of operations and fixed and intangible assets		(3)	(4)
Depreciation expense		19	20
Amortization of intangible assets		15	17
Amortization of cash retention awards	3	62	44
Net periodic cost of defined benefit pension plans	6	1	3
Provision for doubtful debts		4	1
Benefit for deferred income taxes		(2)	(8)
Excess tax benefits from share-based payment arrangements		—	(1)
Share-based compensation		9	14
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs		—	171
Undistributed earnings of associates		(15)	(16)
Effect of exchange rate changes on net income		(5)	(8)
Change in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		(80)	(140)
Fiduciary assets		(924)	(780)
Fiduciary liabilities		924	780
Cash retention awards paid	3	(192)	(195)
Funding of defined benefit pension plans		(33)	(30)
Other assets		(7)	(2)
Other liabilities		74	93
Movement on provisions		(17)	5

Net cash provided by continuing operating activities		62	7

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		3	2
Additions to fixed assets		(36)	(20)
Acquisitions of subsidiaries, net of cash acquired		(2)	(3)
Acquisition of investments in associates		—	(2)
Payments to acquire other investments		(2)	(1)

Net cash used in continuing investing activities		(37)	(24)

(Continued on next page)

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		Three months ended March 31,
	Note	2012	2011
		(millions)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM OPERATING AND INVESTING ACTIVITIES		$25	$(17)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	14	85	10
Senior notes issued	14	—	794
Debt issuance costs	14	—	(6)
Repayments of debt	14	(2)	(492)
Make-whole on repurchase and redemption of senior notes	14	—	(146)
Repurchase of shares	17	(19)	—
Proceeds from issue of shares		11	19
Excess tax benefits from share-based payment arrangements		—	1
Dividends paid		(46)	(45)
Proceeds from sale of noncontrolling interests		3	—
Acquisition of noncontrolling interests		(29)	(7)
Dividends paid to noncontrolling interests		(3)	(1)

Net cash provided by continuing financing activities		—	127

INCREASE IN CASH AND CASH EQUIVALENTS		25	110
Effect of exchange rate changes on cash and cash equivalents		3	6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		436	316

CASH AND CASH EQUIVALENTS, END OF PERIOD		$464	$432

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

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three month period ended March 31, 2012 may not necessarily be indicative of the operating results for the entire fiscal year.

These Interim Financial Statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and changes in equity for each of the three years in the period ended December 31, 2011 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012.

In May 2011, the Financial Accounting Standards Board (‘FASB’) issued an Accounting Standards Update to disclosure requirements for common fair value measurement. These amendments, which became effective for us in the first quarter of 2012, result in common definition of fair value and common requirements for measurement of and disclosure requirements between US GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance had an immaterial impact on our consolidated financial statements.

In June 2011, the FASB issued an Accounting Standards Update that increases the prominence of items reported in other comprehensive income in the financial statements. This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. This requirement became effective for us beginning with the first quarter of 2012, and we have included the required presentation in this Form 10-Q.

3.    SALARIES AND BENEFITS EXPENSE

Severance Costs

Severance costs arising in the normal course of business amounted to a nominal amount in the three months ended March 31, 2012 (2011: $nil).

During 2011, the Company incurred severance costs of $89 million relating to the Company’s 2011 Operational Review. These costs related to approximately 1,200 positions that were eliminated.

Willis Group Holdings plc

3.    SALARIES AND BENEFITS EXPENSE (Continued)

At March 31, 2012, the Company’s severance liability under the 2011 Operational Review was:

Severance
(millions)
Balance at January 1, 2011	$—
Severance costs accrued	89
Cash payments	(64)
Foreign exchange	(1)

Balance at December 31, 2011	$24
Cash payments	(9)
Foreign exchange	—

Balance at March 31, 2012	$15

Cash Retention Awards

As part of the Company’s incentive compensation, the Company makes annual cash retention awards to its employees. Employees must repay a proportionate amount of these awards if they voluntarily leave the Company’s employ (other than in the event of redundancy, retirement or permanent disability) before a certain time period, currently up to three years. The Company makes cash payments to its employees in the year it grants these retention awards and recognizes these payments ratably over the period they are subject to repayment, beginning in the quarter in which the award is made. The unamortized portion of cash retention awards is recorded within other current assets and other non-current assets.

The following table sets out the amount of cash retention awards made and the related amortization of those awards for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
	(millions)
Cash retention awards made	$192	$195
Amortization of cash retention awards included in salaries and benefits	62	44

Unamortized cash retention awards totaled $334 million as of March 31, 2012 (December 31, 2011: $196 million; March 31, 2011: $328 million).

4.    INCOME TAXES

The tables below reflect the components of the three months ended March 31, 2012 and 2011 tax charge:

	Income before tax	Tax	Effective tax rate
Three months ended March 31, 2012	(millions, except percentages)
Ordinary income taxed at estimated annual effective tax rate	$297	$(73)	25%

Items where tax effect is treated discretely:
Write-off of uncollectible accounts receivable balance in North America	(12)	5	41%

As reported	$285	$(68)	24%

	Income before tax	Tax	Effective tax rate
Three months ended March 31, 2011	(millions, except percentages)
Ordinary income taxed at estimated annual effective tax rate	$195	$(48)	25%

Items where tax effect is treated discretely:
Make-whole expense on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	(171)	47	27%
Non-taxable gain on disposal of operations	4	—	—%

As reported	$28	$(1)	4%

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

At March 31, 2012, time-based and performance-based options to purchase 8.8 million and 7.1 million (2011: 10.7 million and 9.4 million) shares, respectively, and 1.2 million restricted stock units (2011: 1.7 million), were outstanding.

Basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2012	2011
	(millions, except per share data)
Net income attributable to Willis Group Holdings	$225	$34

Basic average number of shares outstanding	174	171
Dilutive effect of potentially issuable shares	2	3

Diluted average number of shares outstanding	176	174

Basic earnings per share:
Continuing operations	$1.29	$0.20
Discontinued operations	—	—

Net income attributable to Willis Group Holdings shareholders	$1.29	$0.20

Dilutive effect of potentially issuable shares	(0.01)	—

Diluted earnings per share:
Continuing operations	$1.28	$0.20
Discontinued operations	—	—

Net income attributable to Willis Group Holdings shareholders	$1.28	$0.20

Options to purchase 5.9 million shares were not included in the computation of the dilutive effect of stock options for the three months ended March 31, 2012 because the effect was antidilutive (2011: 3.0 million).

Willis Group Holdings plc

6.    PENSION PLANS

The components of the net periodic benefit (income) cost of the UK, US and international defined benefit plans are as follows:

	Three months ended March 31,
	UK Pension Benefits		US Pension Benefits		Intl Pension Benefits
	2012	2011	2012	2011	2012	2011
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$8	$9	$—	$—	$1	$1
Interest cost	27	26	10	10	2	2
Expected return on plan assets	(45)	(40)	(11)	(11)	(2)	(2)
Amortization of unrecognized prior service gain	(1)	(1)	—	—	—	—
Amortization of unrecognized actuarial loss	10	8	2	1	—	—

Net periodic benefit (income) cost	$(1)	$2	$1	$—	$1	$1

As of March 31, 2012, the Company had made contributions of $24 million (including amounts in respect of the salary sacrifice contributions), $7 million and $2 million to the UK, US and international defined benefit pension plans (2011: $21 million, $8 million and $1 million), respectively.

On March 30, 2012, the Company agreed a revised schedule of contributions with the UK pension Trustee which sets out the contributions toward on-going accrual of benefits and deficit funding contributions the Company will make to the UK plan over the next six years ended December 31, 2017. Contributions in 2012 are expected to total $81 million (excluding amounts in respect of the salary sacrifice contributions), of which approximately $23 million relates to on-going contributions calculated as 15.9 percent of active plan members’ pensionable salaries and $58 million relates to contributions towards funding the deficit.

In addition, further contributions will be payable based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks and special dividends). In respect of 2012, any such contributions will be paid in 2013 on finalization of the calculations. Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($499 million) over the six years ended December 31, 2017.

The schedule of contributions is automatically renegotiated after three years and at any earlier time jointly agreed by the Company and the Trustee.

The Company also expects to contribute approximately $40 million to the US plan and $12 million to the international plans for the full year 2012 (inclusive of amounts contributed in the first quarter).

7.    COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Pensions

Changes to the Company’s pension funding obligations are set out in Note 6 – ‘Pension Plans’ to the Condensed Consolidated Financial Statements.

Other Contractual Obligations

In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP. As of March 31, 2012 there had been approximately $7 million of capital contributions.

In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As of March 31, 2012 there had been approximately $1 million of capital contributions.

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

The material actual or potential claims, lawsuits, and other proceedings, of which the Company is currently aware, are:

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

Willis Group Holdings plc

7.    COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company cooperated with both the European Free Trade Association Surveillance Authority and the European Commission to resolve issues raised in its final report regarding coinsurance as required of the industry by the European Commission. The European Commission has appointed Ernst & Young to conduct a review of the coinsurance market and we anticipate that, along with our competitors and insurers, our European subsidiaries will receive further questionnaires on this matter this year.

Contingent Compensation Class Action

Since August 2004, the Company and HRH (along with various other brokers and insurers) have been named as defendants in purported class actions in various courts across the United States. All of these actions have been consolidated into a single action in the US District Court for the District of New Jersey (‘MDL’). These actions allege that the brokers breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and participated in other improper activities. Plaintiffs seek monetary damages, including punitive damages, and certain equitable relief. In May 2011, the majority of defendants, including the Company and HRH, entered into a written settlement agreement with plaintiffs. On June 28, 2011, the Judge entered an Order granting preliminary approval to the settlement agreement. Notice of the settlement was sent to all members of the class and each member was given the opportunity to opt out of the settlement and pursue its own individual claim against any defendant. A total of 84 members of the class have opted out of the settlement. A Fairness Hearing to decide if the settlement should be given final approval took place on September 14, 2011. The Court approved the settlement on March 30, 2012. The amount of the settlement paid by the Company and HRH is immaterial and was previously reserved.

Additional actions could be brought in the future by individual policyholders. The Company disputes the allegations in all of these suits and has been and intends to continue to defend itself vigorously against these actions. The outcomes of these lawsuits, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

Notes to the financial statements

(Unaudited)

7.    COMMITMENTS AND CONTINGENCIES (Continued)

Gender Discrimination Class Action

In December 2006, a purported class action was filed against the Company in the United States District Court, Southern District of New York, alleging that the Company discriminated against female officers and officer equivalent employees on the basis of their gender and seeking injunctive relief, monetary damages and attorneys’ fees and costs. In January 2011, the Company reached a settlement with plaintiffs that resolves all individual and class claims. The amount of this settlement is not material. The Court has given preliminary approval to the settlement. As part of the settlement, Willis of New York has agreed to implement certain injunctive measures, including having an independent monitor review compensation decisions for certain groups of employees during the next three years. On December 19, 2011, the Court granted final approval of the settlement, and during the quarter ended March 31, 2012 the settlement payments were distributed to class members.

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

Willis Group Holdings plc

7.    COMMITMENTS AND CONTINGENCIES (Continued)

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

On October 28, 2011, the plaintiffs in Troice filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Subsequently, Troice, Roland and a third action captioned Troice, et al. v. Proskauer Rose LLP, Civil Action No. 3:09-CV-01600-N, which also was dismissed on the grounds set forth in the Roland decision discussed above and on appeal to the U.S. Court of Appeals for the Fifth Circuit, were consolidated for purposes of briefing and oral argument. Following the completion of briefing and oral argument, on March 19, 2012, the Fifth Circuit reversed and remanded the actions. On April 2, 2012, the defendants-appellees filed petitions for rehearing en banc. On April 19, 2012, the petitions for rehearing en banc were denied.

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

Regulatory Investigation

Given the increased interest expressed by US and UK regulators in the effectiveness of compliance controls relating to financial crime in our market sector in particular, we began a voluntary internal review of our policies and controls four years ago. This review includes analysis and advice from external experts on best practices, review of public regulatory decisions, and discussions with government regulators in the US and UK. In addition, during 2010 and 2011 the UK Financial Services Authority (the ‘FSA’) conducted an investigation of Willis Limited’s, our UK brokerage subsidiary, compliance systems and controls between 2005 and 2009. On July 21, 2011, we and the FSA announced a settlement under which the FSA concluded its investigation by assessing a £7 million ($11 million) fine on Willis Limited for lapses in its implementation and documentation of its controls to counter the risks of improper payments being made to non-FSA authorized overseas third parties engaged to help win business, particularly in high risk jurisdictions. Our discussions with US regulators have concluded with no enforcement action.

As a result of the FSA settlement, we are conducting a further internal review of all payments made between 2005 and 2009. We do not believe that this review will result in any material fines or sanctions, but there can be no assurance that any resolution will not have an adverse impact on our ability to conduct our business in certain jurisdictions. While we believe that our current systems and controls are adequate and in accordance with all applicable laws and regulations, we cannot assure that such systems and controls will prevent any violations of applicable laws and regulations.

8.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Fair Value of Derivative Financial Instruments

In addition to the note below, see Note 9 for information about the fair value hierarchy of derivatives.

Primary Risks Managed by Derivative Financial Instruments

The main risks arising from the Company’s financial instruments are interest rate risk and foreign currency risk. The Company’s board of directors reviews and approves policies for managing each of these risks as summarized below.

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

At March 31, 2012, the Company had the following derivative financial instruments that were designated as cash flow hedges of interest rate risk:

		Notional Amount(i)	Fair value
		(millions)
US dollar	Receive fixed-pay variable	$740	$10
Pounds sterling	Receive fixed-pay variable	225	3
Euro	Receive fixed-pay variable	148	2

(i)	Notional amounts represent US dollar equivalents translated at the spot rate as of March 31, 2012.

Interest Rate Risk — Interest expense

The Company has debt consisting of $2,050 million fixed rate senior notes and $298 million under a 5-year term loan facility. The Company also has access to $520 million under two revolving credit facilities; as of March 31, 2012 $85 million was drawn on these facilities.

The 5-year term loan facility bears interest at LIBOR plus 1.50%. Drawings under the revolving $500 million credit facility bear interest at LIBOR plus 1.50%. These margins apply while the Company’s debt rating remains BBB-/Baa3. Should the Company’s debt rating change, then the margin will change in accordance with the credit facilities agreements. The fixed rate senior notes bear interest at various rates as detailed in Note 14 — Debt.

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

At March 31, 2012 and December 31, 2011, the Company’s interest rate swaps were all designated as hedging instruments.

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

Notes to the financial statements

(Unaudited)

8.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The foreign exchange risks in its London market operations are hedged as follows:

•

to the extent that forecast Pounds sterling expenses exceed Pounds sterling revenues, the Company limits its exposure to this exchange rate risk by the use of forward contracts matched to specific, clearly identified cash outflows arising in the ordinary course of business; and

•

to the extent the UK operations earn significant revenues in Euros and Japanese yen, the Company limits its exposure to changes in the exchange rate between the US dollar and these currencies by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods.

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

At March 31, 2012 and December 31, 2011, the Company’s foreign currency contracts were all designated as hedging instruments except for those relating to short-term cash flows in its London market operations.

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for Pounds sterling in the case of US dollars and US dollars for Euro and Japanese yen.

	Sell(i)	Fair value
	(millions)
US dollar	$204	$3
Euro	112	4
Japanese yen	49	(1)

(i)	Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

In addition to forward exchange contracts we undertake short-term foreign exchange swaps for liquidity purposes, these are not designated as hedges and do not qualify for hedge accounting. Both the fair value and the year to date gain/loss at March 31, 2012 and December 31, 2011 were immaterial.

Willis Group Holdings plc

8.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Derivative Financial Instruments

The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at March 31, 2012 and December 31, 2011:

		Fair value
Derivative financial instruments designated as hedging instruments:	Balance sheet classification	March 31, 2012	December 31, 2011
		(millions)
Assets:
Interest rate swaps (cash flow hedges)	Other assets	15	15
Interest rate swaps (fair value hedges)	Other assets	23	26
Forward exchange contracts	Other assets	9	11

Total derivatives designated as hedging instruments		$47	$52

Liabilities:
Interest rate swaps (cash flow hedges)	Other liabilities	—	—
Forward exchange contracts	Other liabilities	3	11

Total derivatives designated as hedging instruments		$3	$11

Cash Flow Hedges

The table below presents the effects of gains/(losses) on derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for the three months ended March 31, 2012 and 2011:

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in OCI(i) (Effective element)	Location of gain (loss) reclassified from accumulated OCI(i) into income (Effective element)	Amount of gain (loss) reclassified from accumulated OCI(i) into income (Effective element)	Location of gain (loss) recognized in income (Ineffective hedges and ineffective element of effective hedges)	Amount of gain (loss) recognized in income (Ineffective hedges and ineffective element of effective hedges)
	(millions)		(millions)		(millions)

Three months ended March 31, 2012

Interest rate swaps	$(2)	Investment income	$2	Other operating expenses	$—

Forward exchange contracts	3	Other operating expenses	2	Interest expense	1

Total	$1		$4		$1

Three months ended March 31, 2011

Interest rate swaps	$(2)	Investment income	$(4)	Other operating expenses	$—

Forward exchange contracts	2	Other operating expenses	(1)	Interest expense	1

Total	$—		$(5)		$1

Amounts above shown gross of tax.

(i)	Other Comprehensive Income.

Notes to the financial statements

(Unaudited)

8.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

For interest rate swaps all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For foreign exchange contracts, only the changes in fair value resulting from movements in the spot exchange rates are included in this assessment. In instances where the timing of expected cash flows can be matched exactly to the maturity of the foreign exchange contract then changes in fair value attributable to movement in the forward points are also included.

At March 31, 2012 the Company estimates there will be $7 million of net derivative gains reclassified from accumulated comprehensive income into earnings within the next twelve months.

Fair Value Hedges

The table below presents the effects of derivative financial instruments in fair value hedging relationships on the consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011.

Derivatives in fair value hedging relationships	Hedged item in fair value hedging relationship	(Gain)/ loss recognized for derivative	Gain/ (loss) recognized for hedged item	Ineffectiveness recognized in interest expense
		(millions)
Three months ended March 31, 2012
Interest rate swaps	5.625% senior notes due 2015	$—	$—	$—

Three months ended March 31, 2011
Interest rate swaps	5.625% senior notes due 2015	$(11)	$10	$(1)

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

9.    FAIR VALUE MEASUREMENT

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2012
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Cash and cash equivalents	$464	$—	$—	$464
Fiduciary funds (included within Fiduciary assets)	1,763	—	—	1,763
Derivative financial instruments	—	47	—	47

Total assets	$2,227	$47	$—	$2,274

Liabilities at fair value:
Derivative financial instruments	$—	$3	$—	$3
Changes in fair value of hedged debt(i)	—	20	—	20

Total liabilities	$—	$23	$—	$23

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

Willis Group Holdings plc

9.    FAIR VALUE MEASUREMENT (Continued)

	December 31, 2011
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Cash and cash equivalents	$436	$—	$—	$436
Fiduciary funds (included within Fiduciary assets)	1,688	—	—	1,688
Derivative financial instruments	—	52	—	52

Total assets	$2,124	$52	$—	$2,176

Liabilities at fair value:
Derivative financial instruments	$—	$11	$—	$11
Changes in fair value of hedged debt(i)	—	20	—	20

Total liabilities	$—	$31	$—	$31

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt ..

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

	March 31, 2012		December 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Assets:
Cash and cash equivalents	$464	$464	$436	$436
Fiduciary funds (included within Fiduciary assets)	1,763	1,763	1,688	1,688
Derivative financial instruments	47	47	52	52
Liabilities:
Short-term debt	$17	$17	$15	$15
Long-term debt	2,435	2,610	2,354	2,499
Derivative financial instruments	3	3	11	11

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

Cash and Cash Equivalents — The estimated fair value of these financial instruments approximates their carrying values due to their short maturities.

Fiduciary Funds — Fair values are based on quoted market values.

Long-Term Debt excluding the fair value hedge — Fair values are based on quoted market values and so classified as Level 1 measurements.

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

The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2012 and the year ended December 31, 2011 are as follows:

	Global	North America	International	Total
	(millions)
Balance at January 1, 2011	$1,063	$1,783	$448	$3,294
Purchase price allocation adjustments	—	—	2	2
Goodwill acquired during the year	—	—	10	10
Goodwill disposed of during the year	—	(3)	—	(3)
Other movements (i) (ii)	60	2	(61)	1
Foreign exchange	(1)	—	(8)	(9)

Balance at December 31, 2011	$1,122	$1,782	$391	$3,295
Purchase price allocation adjustments	—	—	3	3
Goodwill disposed of during the period	—	—	—	—
Other movements(i)	—	—	—	—
Foreign exchange	3	—	7	10

Balance at March 31, 2012	$1,125	$1,782	$401	$3,308

(i)	North America — $nil tax benefit arising on the exercise of fully vested HRH stock options (2011: $1 million) which were issued as part of the acquisition of HRH in 2008.
(ii)

Effective January 1, 2011, the Company changed its internal reporting structure; Global Markets, previously reported within the International segment, is now reported in the Global segment; and Mexico Retail, which was previously reported within the International segment, is now reported in the North America segment. As a result of these changes, goodwill of $60 million has been reallocated from the International segment into the Global segment for Global Markets International, and $1 million has been reallocated from the International segment into the North America segment for Mexico Retail. Goodwill has been reallocated between segments using the relative fair value allocation approach.

11.    OTHER INTANGIBLE ASSETS, NET

Other intangible assets are classified into the following categories:

•	‘Customer and Marketing Related’, including:

•	client relationships;
•	client lists;
•	non-compete agreements;
•	trade names; and

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.

Willis Group Holdings plc

11.    OTHER INTANGIBLE ASSETS, NET (Continued)

The major classes of amortizable intangible assets are as follows:

	March 31, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(millions)
Customer and Marketing Related:
Client Relationships	$692	$(289)	$403	$686	$(269)	$417
Client Lists	5	(4)	1	8	(7)	1
Non-compete Agreements	36	(36)	—	36	(36)	—
Trade Names	11	(10)	1	11	(10)	1

Total Customer and Marketing Related	744	(339)	405	741	(322)	419

Contract based, Technology and Other	4	(3)	1	4	(3)	1

Total amortizable intangible assets	$748	$(342)	$406	$745	$(325)	$420

The aggregate amortization of intangible assets for the three months ended March 31, 2012 was $15 million (2011: $17 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total
	(millions)
Amortization of intangible assets	$44	$52	$45	$38	$33	$194	$406

12.    OTHER ASSETS

An analysis of other assets is as follows:

	March 31, 2012	December 31, 2011
	(millions)
Other current assets
Unamortized cash retention awards	$193	$120
Prepayments and accrued income	61	45
Income tax receivable	25	30
Derivatives	9	14
Debt issuance costs	3	3
Other receivables	34	47

Total other current assets	$325	$259

Other non-current assets
Unamortized cash retention awards	$141	$76
Deferred compensation plan assets	107	89
Derivatives	38	38
Prepayments and accrued income	20	28
Debt issuance costs	14	15
Other receivables	33	37

Total other non-current assets	$353	$283

Total other assets	$678	$542

Notes to the financial statements

(Unaudited)

13.    OTHER LIABILITIES

An analysis of other liabilities is as follows:

	March 31, 2012	December 31, 2011
	(millions)
Other current liabilities
Accounts payable	$84	$59
Accrued dividends payable	49	46
Other taxes payable	107	45
Accrued interest payable	7	37
Derivatives	3	7
Other payables	84	88

Total other current liabilities	$334	$282

Other non-current liabilities
Incentives from lessors	$170	$165
Deferred compensation plan liability	111	106
Capital lease obligation	25	26
Other payables	65	66

Total other non-current liabilities	$371	$363

Total other liabilities	$705	$645

14.    DEBT

Short-term debt and current portion of the long-term debt consists of the following:

	March 31, 2012	December 31, 2011
	(millions)
Current portion of 5-year term loan facility expires 2016	$13	$11
6.00% loan notes due 2012	4	4

	$17	$15

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
	(millions)
5-year term loan facility expires 2016	$285	$289
Revolving $500 million credit facility	85	—
5.625% senior notes due 2015	350	350
Fair value adjustment on 5.625% senior notes due 2015	20	20
4.125% senior notes due 2016	299	299
6.200% senior notes due 2017	600	600
7.000% senior notes due 2019	300	300
5.750% senior notes due 2021	496	496

	$2,435	$2,354

Willis Group Holdings plc

14.    DEBT (Continued)

In December 2011 we refinanced our bank facility, comprising a 5-year $300 million term loan and a 5-year $500 million revolving credit facility. The $300 million term loan replaced the $328 million balance on our $700 million 5-year term loan facility and the $500 million revolving facility replaced our $300 million and our $200 million revolving credit facilities. Unamortized debt issuance costs of $10 million relating to these facilities were written off in December 2011 following completion of the refinancing.

The 5-year term loan facility expiring 2016 bears interest at LIBOR plus 1.50% and is repayable in quarterly installments and a final repayment of $225 million is due in the fourth quarter of 2016. Drawings under the new revolving $500 million credit facility bear interest at LIBOR plus 1.50% and the facility expires on December 16, 2016. As of March 31, 2012 $85 million was outstanding under the revolving credit facility. These margins apply while the Company’s debt rating remains BBB-/Baa3.

In 2011, the Company issued $300 million of 4.125% senior notes due 2016 and $500 million of 5.750% senior notes due 2021. The effective interest rates of these senior notes were 4.240% and 5.871% respectively, which included the impact of the discount upon issuance. The proceeds were used to repurchase and redeem $500 million of 12.875% senior notes due 2016 including a make-whole payment (representing a slight discount to the contractual make-whole amount) of $158 million. Following the repurchase the Company wrote off $13 million of unamortized debt issuance costs.

15.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Three months ended March 31,
	2012	2011
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes, net	$9	$24
Cash payments for interest	57	60

Supplemental disclosures of non-cash flow investing and financing activities:
Write-off of unamortized debt issuance costs	$—	$(13)
Accrued debt fees	—	(3)
Make-whole on redemption of senior notes	—	(12)
Acquisitions:
Fair value of assets acquired	$—	$1
Less: Liabilities assumed	—	—

Net assets acquired, net of cash acquired	$—	$1

Notes to the financial statements

(Unaudited)

16.    COMPREHENSIVE INCOME

a)	The components of comprehensive income are as follows:

	Three months ended March 31,
	2012	2011
	(millions)
Net income	$232	$42
Other comprehensive income, net of tax:
Foreign currency translation adjustment (net of tax of $nil; 2011: $nil)	35	41
Pension funding adjustment (net of tax of $3 million; 2011: $(1) million)	(7)	(5)
Net loss on derivative instruments (net of tax of $(1) million; 2011: $2 million)	4	(3)

Other comprehensive income (net of tax of $2 million; 2011: $1 million)	32	33

Comprehensive income	264	75
Noncontrolling interest	(8)	(9)

Total comprehensive income attributable to Willis Group Holdings	$256	$66

b)	The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31, 2012	December 31, 2011
	(millions)
Net foreign currency translation adjustment	$(48)	$(83)
Pension funding adjustment	(682)	(675)
Net unrealized gain on derivative instruments	15	11

Accumulated other comprehensive loss	$(715)	$(747)
Noncontrolling interest	2	3

Accumulated other comprehensive loss, attributable to Willis Group Holdings, net of tax	$(713)	$(744)

Willis Group Holdings plc

17.    EQUITY AND NONCONTROLLING INTERESTS

The components of stockholders’ equity and noncontrolling interests are as follows:

	March 31, 2012			March 31, 2011
	Willis Group Holdings stockholders	Noncontrolling interests	Total equity	Willis Group Holdings stockholders	Noncontrolling interests	Total equity
	(millions)
Balance at beginning of period	$2,486	$31	$2,517	$2,577	$31	$2,608
Comprehensive income:
Net income	225	7	232	34	8	42
Other comprehensive income, net of tax	31	1	32	32	1	33

Comprehensive income	256	8	264	66	9	75
Dividends	(47)	(5)	(52)	(45)	(1)	(46)
Additional paid-in capital	(1)	—	(1)	32	—	32
Repurchase of shares(i)	(19)	—	(19)	—	—	—
Additional noncontrolling interests	—	1	1	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	(6)	(6)	—	—	—

Balance at end of period	$2,675	$29	$2,704	$2,630	$39	$2,669

(i)	Based on settlement date we repurchased 540,000 shares at an average share price of $35.27 in the three months ended March 31, 2012.

The effects of changes in Willis Group Holdings ownership interest in its subsidiaries on equity are as follows:

	March 31, 2012	March 31, 2011
	(millions)
Net income attributable to Willis Group Holdings	$225	$34

Transfers from noncontrolling interest:
Change in Willis Group Holdings paid-in capital for purchase and sale of noncontrolling interests	(22)	—

Net transfers to noncontrolling interests	(22)	—

Change from net income attributable to Willis Group Holdings and transfers from noncontrolling interests	$203	$34

Notes to the financial statements

(Unaudited)

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

The Company evaluates the performance of its operating segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, the following items for which segmental management are not held accountable are excluded from segmental expenses:

(i)	costs of the holding company;

(ii)	foreign exchange hedging activities, foreign exchange movements on the UK pension plan asset and foreign exchange gains and losses from currency purchases and sales;

(iii)	amortization of intangible assets;

(iv)	gains and losses on the disposal of operations;

(v)	significant legal and regulatory settlements which are managed centrally;

(vi)	costs associated with the 2011 Operational Review; and

(vii)	write-off of uncollectible accounts receivable balance and associated legal fees arising in a stand-alone business due to fraudulent overstatement of commissions and fees.

The accounting policies of the operating segments are consistent with those described in Note 2 — Basis of Presentation and Significant Accounting Policies to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.

Selected information regarding the Company’s operating segments is as follows:

	Three months ended March 31, 2012
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$370	$2	$—	$372	$7	$179	$—
North America	346	—	3	349	8	82	—
International	289	3	—	292	4	81	15

Total Retail	635	3	3	641	12	163	15

Total Operating Segments	1,005	5	3	1,013	19	342	15
Corporate and Other(i)	—	—	—	—	15	(25)	—

Total Consolidated	$1,005	$5	$3	$1,013	$34	$317	$15

Willis Group Holdings plc

18.    SEGMENT INFORMATION (Continued)

	Three months ended March 31, 2011
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$357	$3	$—	$360	$4	$176	$—
North America	356	2	—	358	7	85	—
International	286	3	—	289	5	86	16

Total Retail	642	5	—	647	12	171	16

Total Operating Segments	999	8	—	1,007	16	347	16
Corporate and Other(i)	—	—	—	—	21	(108)	—

Total Consolidated	$999	$8	$—	$1,007	$37	$239	$16

(i)	See the following table for an analysis of the ‘Corporate and Other’ line.

	Three months ended March 31,
	2012	2011
	(millions)
Amortization of intangible assets	$(15)	$(17)
Foreign exchange hedging	2	1
Foreign exchange on the UK pension plan asset	1	1
Net gain on disposal of operations	—	4
2011 Operational Review	—	(97)
Write-off of uncollectible accounts receivable balance in North America and associated legal fees(a)	(13)	—

Total Corporate and Other	$(25)	$(108)

(a)

In early 2012 the Company identified an uncollectible accounts receivable balance in a stand-alone business unit due to fraudulent overstatements of Commissions and Fees. For the year ended December 31, 2011, the Company recorded an estimate of the misstatement of Commissions and Fees from prior periods by recognizing in the fourth quarter of 2011 a charge to Other Operating Expenses to write off the uncollectible receivable at January 1, 2011, see Note 27 of our Financial Statements in the Company’s 2011 Annual Report on Form 10-K, and by reversing the balance of Commissions and Fees which had been recorded during 2011.

The Company concluded its internal investigation into these matters in the three months ended March 31, 2012 and identified an additional fraudulent overstatement of Commissions and Fees, and has corrected the additional misstatement by recognizing a charge (including legal expenses) to Other Operating Expenses in the first quarter of 2012. The above amount represents the additional charge taken.

The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income before income taxes and interest in earnings of associates:

	Three months ended March 31,
	2012	2011
	(millions)
Total consolidated operating income	$317	$239
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)
Interest expense	(32)	(40)

Income before income taxes and interest in earnings of associates	$285	$28

Notes to the financial statements

(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

Willis North America Inc. (‘Willis North America’) has $350 million senior notes outstanding that were issued on July 1, 2005. Willis North America issued a further $600 million of senior notes on March 28, 2007 and $300 million on September 29, 2009.

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

The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets for the period ended March 31, 2012 of Willis Group Holdings, the Other Guarantors and the Issuer. Investments in subsidiaries in the unaudited condensed consolidating balance sheet for Other, represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.

The entities included in the Other Guarantors column as of March 31, 2012 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, Trinity Acquisition plc, TA I Limited, and Willis Group Limited.

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,005	$—	$1,005
Investment income	—	3	—	5	(3)	5
Other income	—	—	—	96	(93)	3

Total revenues	—	3	—	1,106	(96)	1,013

EXPENSES
Salaries and benefits	(1)	—	(16)	(489)	—	(506)
Other operating expenses	3	3	(22)	(141)	1	(156)
Depreciation expense	—	—	(3)	(16)	—	(19)
Amortization of intangible assets	—	—	—	(17)	2	(15)
Net loss on disposal of operations	—	—	—	(16)	16	—

Total expenses	2	3	(41)	(679)	19	(696)

OPERATING INCOME (LOSS)	2	6	(41)	427	(77)	317
Investment income from Group undertakings	—	93	64	(5)	(152)	—
Interest expense	(11)	(63)	(37)	(69)	148	(32)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	36	(14)	353	(81)	285
Income taxes	2	2	5	(76)	(1)	(68)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(7)	38	(9)	277	(82)	217
Interest in earnings of associates, net of tax	—	—	—	13	2	15

NET (LOSS) INCOME	(7)	38	(9)	290	(80)	232
Less: Net income attributable to noncontrolling interests	—	—	—	(7)	—	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	232	193	35	—	(460)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$225	$231	$26	$283	$(540)	$225

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$256	$260	$27	$343	$(630)	$256

Notes to the financial statements

(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$999	$—	$999
Investment income	—	3	—	8	(3)	8
Other income	—	—	—	—	—	—

Total revenues	—	3	—	1,007	(3)	1,007

EXPENSES
Salaries and benefits	—	—	(14)	(578)	9	(583)
Other operating expenses	1	24	(31)	(147)	1	(152)
Depreciation expense	—	—	(4)	(16)	—	(20)
Amortization of intangible assets	—	—	—	(17)	—	(17)
Net gain on disposal of operations	—	—	—	6	(2)	4

Total expenses	1	24	(49)	(752)	8	(768)

OPERATING INCOME (LOSS)	1	27	(49)	255	5	239
Investment income from Group undertakings	34	81	63	(7)	(171)	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—	—	—	(171)
Interest expense	(2)	(65)	(36)	(106)	169	(40)

INCOME (LOSS) BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	33	(128)	(22)	142	3	28
Income taxes	—	43	13	(50)	(7)	(1)

INCOME (LOSS) BEFORE INTEREST IN EARNINGS OF ASSOCIATES	33	(85)	(9)	92	(4)	27
Interest in earnings of associates, net of tax	—	—	—	14	2	16

INCOME (LOSS) FROM CONTINUING OPERATIONS	33	(85)	(9)	106	(2)	43
Discontinued operations, net of tax	—	—	—	(1)	—	(1)

NET INCOME (LOSS)	33	(85)	(9)	105	(2)	42
Less: Net income attributable to noncontrolling interests	—	—	—	(8)	—	(8)
EQUITY ACCOUNT FOR SUBSIDIARIES	1	124	5	—	(130)	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$34	$39	$(4)	$97	$(132)	$34

TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$66	$67	$(4)	$124	$(187)	$66

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at March 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—	$—	$464	$—	$464
Accounts receivable, net	1	—	11	968	29	1,009
Fiduciary assets	—	—	—	11,069	(701)	10,368
Deferred tax assets	—	—	—	53	(2)	51
Other current assets	4	84	21	335	(119)	325

Total current assets	5	84	32	12,889	(793)	12,217

Investments in subsidiaries	(774)	3,983	1,338	3,822	(8,369)	—
Amounts owed by (to) Group undertakings	4,285	(4,607)	602	(273)	(7)	—
NON-CURRENT ASSETS
Fixed assets	—	5	59	364	(2)	426
Goodwill	—	—	—	1,707	1,601	3,308
Other intangible assets, net	—	—	—	513	(107)	406
Investments in associates	—	—	—	(46)	233	187
Deferred tax assets	—	—	—	28	(4)	24
Pension benefits asset	—	—	—	170	—	170
Other non-current assets	6	152	53	276	(134)	353

Total non-current assets	6	157	112	3,012	1,587	4,874

TOTAL ASSETS	$3,522	$(383)	$2,084	$19,450	$(7,582)	$17,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$11,069	$(701)	$10,368
Deferred revenue and accrued expenses	3	—	—	282	—	285
Income taxes payable	—	51	—	87	(76)	62
Short-term debt and current portion of long-term debt	—	13	—	4	—	17
Deferred tax liabilities	—	2	1	24	(2)	25
Other current liabilities	49	2	33	285	(35)	334

Total current liabilities	52	68	34	11,751	(814)	11,091

NON-CURRENT LIABILITIES
Long-term debt	795	370	1,270	—	—	2,435
Liabilities for pension benefits	—	—	—	261	—	261
Deferred tax liabilities	—	4	48	(1)	(4)	47
Provisions for liabilities	—	—	—	187	(5)	182
Other non-current liabilities	—	4	10	356	1	371

Total non-current liabilities	795	378	1,328	803	(8)	3,296

TOTAL LIABILITIES	$847	$446	$1,362	$12,554	$(822)	$14,387

(continued on next page)

Notes to the financial statements

(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As at March 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,675	(829)	722	6,867	(6,760)	2,675
Noncontrolling interests	—	—	—	29	—	29

Total equity	2,675	(829)	722	6,896	(6,760)	2,704

TOTAL LIABILITIES AND EQUITY	$3,522	$(383)	$2,084	$19,450	$(7,582)	$17,091

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—	$163	$273	$—	$436
Accounts receivable, net	2	—	3	877	28	910
Fiduciary assets	—	—	—	9,941	(603)	9,338
Deferred tax assets	—	1	—	43	—	44
Other current assets	1	52	21	271	(86)	259

Total current assets	3	53	187	11,405	(661)	10,987

Investments in subsidiaries	(1,023)	3,778	1,482	3,848	(8,085)	—
Amounts owed by (to) Group undertakings	4,354	(4,716)	476	(114)	—	—
NON-CURRENT ASSETS
Fixed assets	—	4	59	345	(2)	406
Goodwill	—	—	—	1,704	1,591	3,295
Other intangible assets, net	—	—	—	435	(15)	420
Investments in associates	—	—	—	(45)	215	170
Deferred tax assets	—	—	—	22	—	22
Pension benefits asset	—	—	—	145	—	145
Other non-current assets	5	170	43	192	(127)	283

Total non-current assets	5	174	102	2,798	1,662	4,741

TOTAL ASSETS	$3,339	$(711)	$2,247	$17,937	$(7,084)	$15,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$9,941	$(603)	$9,338
Deferred revenue and accrued expenses	2	—	—	318	—	320
Income taxes payable	—	40	—	30	(55)	15
Short-term debt and current portion of long-term debt	—	11	—	4	—	15
Deferred tax liabilities	—	—	1	25	—	26
Other current liabilities	56	11	57	185	(27)	282

Total current liabilities	58	62	58	10,503	(685)	9,996

NON-CURRENT LIABILITIES
Long-term debt	795	289	1,270	—	—	2,354
Liabilities for pension benefits	—	—	—	270	—	270
Deferred tax liabilities	—	5	35	(9)	1	32
Provisions for liabilities	—	—	—	198	(2)	196
Other non-current liabilities	—	9	9	345	—	363

Total non-current liabilities	795	303	1,314	804	(1)	3,215

TOTAL LIABILITIES	$853	$365	$1,372	$11,307	$(686)	$13,211

(continued on next page)

Notes to the financial statements

(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As at December 31, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,486	(1,076)	875	6,599	(6,398)	2,486
Noncontrolling interests	—	—	—	31	—	31

Total equity	2,486	(1,076)	875	6,630	(6,398)	2,517

TOTAL LIABILITIES AND EQUITY	$3,339	$(711)	$2,247	$17,937	$(7,084)	$15,728

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(17)	$33	$(33)	$79	$—	$62

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	3	—	3
Additions to fixed assets	—	(2)	(4)	(30)	—	(36)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(2)	—	(2)
Payments to acquire other investments	—	—	—	(2)	—	(2)

Net cash used in investing activities	—	(2)	(4)	(31)	—	(37)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	85	—	—	—	85
Repayments of debt	—	(2)	—	—	—	(2)
Repurchase of shares	(19)	—	—	—	—	(19)
Proceeds from issue of shares	11	—	—	—	—	11
Amounts owed by and (to) Group undertakings	71	(114)	(126)	169	—	—
Dividends paid	(46)	—	—	—	—	(46)
Proceeds from sale of noncontrolling interests	—	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	—	(29)	—	(29)
Dividends paid to noncontrolling interests	—	—	—	(3)	—	(3)

Net cash provided by (used in) financing activities	17	(31)	(126)	140	—	—

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	—	(163)	188	—	25
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3	—	3

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	163	273	—	436

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$464	$—	$464

Notes to the financial statements

(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$39	$67	$2	$(64)	$(37)	$7

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	2	—	2
Additions to fixed assets	—	—	(9)	(11)	—	(20)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(3)	—	(3)
Acquisitions of investments in associates	—	—	—	(2)	—	(2)
Payments to acquire other investments	—	—	—	(1)	—	(1)

Net cash used in investing activities	—	—	(9)	(15)	—	(24)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	10	—	—	10
Senior notes issued	794	—	—	—	—	794
Debt issuance costs	(6)					(6)
Repayments of debt	—	(465)	(27)	—	—	(492)
Make-whole on repurchase and redemption of senior notes	—	(146)	—	—	—	(146)
Proceeds from issue of shares	19	—	—	—	—	19
Amounts owed (to) and by Group undertakings	(798)	551	(34)	281	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	(45)	—	—	(37)	37	(45)
Acquisition of noncontrolling interests	—	(7)	—	—	—	(7)
Dividends paid to noncontrolling interests	—	—	—	(1)	—	(1)

Net cash (used in) provided by financing activities	(36)	(67)	(51)	244	37	127

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	3	—	(58)	165	—	110
Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	76	240	—	316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$—	$18	$411	$—	$432

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

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

The entities included in the Guarantors column as of March 31, 2012 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America.

Notes to the financial statements

(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$1,005	$—	$1,005
Investment income	—	3	5	(3)	5
Other income	—	—	96	(93)	3

Total revenues	—	3	1,106	(96)	1,013

EXPENSES
Salaries and benefits	(1)	(16)	(489)	—	(506)
Other operating expenses	3	(19)	(141)	1	(156)
Depreciation expense	—	(3)	(16)	—	(19)
Amortization of intangible assets	—	—	(17)	2	(15)
Net gain on disposal of operations	—	—	(16)	16	—

Total expenses	2	(38)	(679)	19	(696)

OPERATING INCOME (LOSS)	2	(35)	427	(77)	317
Investment income from Group undertakings	—	157	(5)	(152)	—
Interest expense	(11)	(100)	(69)	148	(32)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	22	353	(81)	285
Income taxes	2	7	(76)	(1)	(68)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(7)	29	277	(82)	217
Interest in earnings of associates, net of tax	—	—	13	2	15

NET (LOSS) INCOME	(7)	29	290	(80)	232
Less: Net income attributable to noncontrolling interests	—	—	(7)	—	(7)
EQUITY ACCOUNT FOR SUBSIDIARIES	232	202	—	(434)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$225	$231	$283	$(514)	$225

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$256	$260	$343	$(603)	$256

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2011
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$999	$—	$999
Investment income	—	3	8	(3)	8
Other income	—	—	—	—	—

Total revenues	—	3	1,007	(3)	1,007

EXPENSES
Salaries and benefits	—	(14)	(578)	9	(583)
Other operating expenses	1	(7)	(147)	1	(152)
Depreciation expense	—	(4)	(16)	—	(20)
Amortization of intangible assets	—	—	(17)	—	(17)
Net gain on disposal of operations	—	—	6	(2)	4

Total expenses	1	(25)	(752)	8	(768)

OPERATING INCOME (LOSS)	1	(22)	255	5	239
Investment income from Group undertakings	34	144	(7)	(171)	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—	—	(171)
Interest expense	(2)	(101)	(106)	169	(40)

INCOME (LOSS) BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	33	(150)	142	3	28
Income taxes	—	56	(50)	(7)	(1)

INCOME (LOSS) BEFORE INTEREST IN EARNINGS OF ASSOCIATES	33	(94)	92	(4)	27
Interest in earnings of associates, net of tax	—	—	14	2	16

INCOME (LOSS) FROM CONTINUING OPERATIONS	33	(94)	106	(2)	43
Discontinued operations, net of tax	—	—	(1)	—	(1)

NET INCOME (LOSS)	33	(94)	105	(2)	42
Less: Net income attributable to noncontrolling interests	—	—	(8)	—	(8)
EQUITY ACCOUNT FOR SUBSIDIARIES	1	133	—	(134)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$34	$39	$97	$(136)	$34

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$66	$67	$124	$(191)	$66

Notes to the financial statements

(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at March 31, 2012
	Willis Group Holdings – the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—	$464	$—	$464
Accounts receivable, net	1	11	968	29	1,009
Fiduciary assets	—	—	11,069	(701)	10,368
Deferred tax assets	—	—	53	(2)	51
Other current assets	4	105	335	(119)	325

Total current assets	5	116	12,889	(793)	12,217

Investments in subsidiaries	(774)	4,599	3,822	(7,647)	—
Amounts owed by (to) Group undertakings	4,285	(4,005)	(273)	(7)	—
NON-CURRENT ASSETS
Fixed assets	—	64	364	(2)	426
Goodwill	—	—	1,707	1,601	3,308
Other intangible assets, net	—	—	513	(107)	406
Investments in associates	—	—	(46)	233	187
Deferred tax assets	—	—	28	(4)	24
Pension benefits asset	—	—	170	—	170
Other non-current assets	6	205	276	(134)	353

Total non-current assets	6	269	3,012	1,587	4,874

TOTAL ASSETS	$3,522	$979	$19,450	$(6,860)	$17,091

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$11,069	$(701)	$10,368
Deferred revenue and accrued expenses	3	—	282	—	285
Income taxes payable	—	51	87	(76)	62
Short-term debt and current portion of long-term debt	—	13	4	—	17
Deferred tax liabilities	—	3	24	(2)	25
Other current liabilities	49	35	285	(35)	334

Total current liabilities	52	102	11,751	(814)	11,091

NON-CURRENT LIABILITIES
Long-term debt	795	1,640	—	—	2,435
Liabilities for pension benefits	—	—	261	—	261
Deferred tax liabilities	—	52	(1)	(4)	47
Provisions for liabilities	—	—	187	(5)	182
Other non-current liabilities	—	14	356	1	371

Total non-current liabilities	795	1,706	803	(8)	3,296

TOTAL LIABILITIES	$847	$1,808	$12,554	$(822)	$14,387

(continued on next page)

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As at March 31, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,675	(829)	6,867	(6,038)	2,675
Noncontrolling interests	—	—	29	—	29

Total equity	2,675	(829)	6,896	(6,038)	2,704

TOTAL LIABILITIES AND EQUITY	$3,522	$979	$19,450	$(6,860)	$17,091

Notes to the financial statements

(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2011
	Willis Group Holdings – the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$163	$273	$—	$436
Accounts receivable, net	2	3	877	28	910
Fiduciary assets	—	—	9,941	(603)	9,338
Deferred tax assets	—	1	43	—	44
Other current assets	1	73	271	(86)	259

Total current assets	3	240	11,405	(661)	10,987

Investments in subsidiaries	(1,023)	4,385	3,848	(7,210)	—
Amounts owed by (to) Group undertakings	4,354	(4,240)	(114)	—	—
NON-CURRENT ASSETS
Fixed assets	—	63	345	(2)	406
Goodwill	—	—	1,704	1,591	3,295
Other intangible assets, net	—	—	435	(15)	420
Investments in associates	—	—	(45)	215	170
Deferred tax assets	—	—	22	—	22
Pension benefits asset	—	—	145	—	145
Other non-current assets	5	213	192	(127)	283

Total non-current assets	5	276	2,798	1,662	4,741

TOTAL ASSETS	$3,339	$661	$17,937	$(6,209)	$15,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$9,941	$(603)	$9,338
Deferred revenue and accrued expenses	2	—	318	—	320
Income taxes payable	—	40	30	(55)	15
Short-term debt and current portion of long-term debt	—	11	4	—	15
Deferred tax liabilities	—	1	25	—	26
Other current liabilities	56	68	185	(27)	282

Total current liabilities	58	120	10,503	(685)	9,996

NON-CURRENT LIABILITIES
Long-term debt	795	1,559	—	—	2,354
Liabilities for pension benefits	—	—	270	—	270
Deferred tax liabilities	—	40	(9)	1	32
Provisions for liabilities	—	—	198	(2)	196
Other non-current liabilities	—	18	345	—	363

Total non-current liabilities	795	1,617	804	(1)	3,215

TOTAL LIABILITIES	$853	$1,737	$11,307	$(686)	$13,211

(continued on next page)

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As at December 31, 2011
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,486	(1,076)	6,599	(5,523)	2,486
Noncontrolling interests	—	—	31	—	31

Total equity	2,486	(1,076)	6,630	(5,523)	2,517

TOTAL LIABILITIES AND EQUITY	$3,339	$661	$17,937	$(6,209)	$15,728

Notes to the financial statements

(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(17)	$—	$79	$—	$62

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	3	—	3
Additions to fixed assets	—	(6)	(30)	—	(36)
Acquisitions of subsidiaries, net of cash acquired	—	—	(2)	—	(2)
Payments to acquire other investments	—	—	(2)	—	(2)

Net cash used in investing activities	—	(6)	(31)	—	(37)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	85	—	—	85
Repayments of debt	—	(2)	—	—	(2)
Repurchase of shares	(19)	—	—	—	(19)
Proceeds from issue of shares	11	—	—	—	11
Amounts owed by and (to) Group undertakings	71	(240)	169	—	—
Dividends paid	(46)	—	—	—	(46)
Proceeds from sale of noncontrolling interests	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	(29)	—	(29)
Dividends paid to noncontrolling interests	—	—	(3)	—	(3)

Net cash provided by (used in) financing activities	17	(157)	140	—	—

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(163)	188	—	25
Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	163	273	—	436

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$464	$—	$464

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2011
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$39	$69	$(64)	$(37)	$7

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	2	—	2
Additions to fixed assets	—	(9)	(11)	—	(20)
Acquisitions of subsidiaries, net of cash acquired	—	—	(3)	—	(3)
Acquisitions of investments in associates	—	—	(2)	—	(2)
Payments to acquire other investments	—	—	(1)	—	(1)

Net cash used in investing activities	—	(9)	(15)	—	(24)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	10	—	—	10
Senior notes issued	794	—	—	—	794
Debt issuance costs	(6)	—	—	—	(6)
Repayments of debt	—	(492)	—	—	(492)
Make-whole on repurchase and redemption of senior notes	—	(146)	—	—	(146)
Proceeds from issue of shares	19	—	—	—	19
Amounts owed (to) and by Group undertakings	(798)	517	281	—	—
Excess tax benefits from share-based payment arrangement	—	—	1	—	1
Dividends paid	(45)	—	(37)	37	(45)
Acquisition of noncontrolling interests	—	(7)	—	—	(7)
Dividends paid to noncontrolling interests	—	—	(1)	—	(1)

Net cash (used in) provided by financing activities	(36)	(118)	244	37	127

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(58)	165	—	110
Effect of exchange rate changes on cash and cash equivalents	—	—	6	—	6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	76	240	—	316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$18	$411	$—	$432

Business discussion

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes references to non-GAAP financial measures as defined in Regulation G of the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, specifically, organic growth in commissions and fees, adjusted operating margin, adjusted operating income, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic growth in commissions and fees excludes the impact of acquisitions and disposals, period over period movements in foreign exchange, legacy contingent commissions assumed as part of the HRH acquisition, and investment and other income from growth in revenues and commissions and fees. Adjusted operating margin, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations are calculated by excluding the impact of certain specified items from operating income and net income from continuing operations, the most directly comparable GAAP measures. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the quarter ended March 31, 2012.

This discussion includes forward-looking statements, including under the headings ‘Executive Summary’, ‘Liquidity and Capital Resources’, and ‘Contractual Obligations’. Please see ‘Forward-Looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in the forward-looking statements.

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

We derive most of our revenues from commissions and fees for brokerage and consulting services and do not determine the insurance premiums on which our commissions are generally based. Commission levels generally follow the same trend as premium levels as they are derived from a percentage of the premiums paid by the insureds. Fluctuations in premiums charged by the insurance carriers can therefore have a direct and potentially material impact on our results of operations.

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

Willis Group Holdings plc

Market Conditions

The years 2005 through 2010 were generally viewed as soft market years across most of our product offerings and our commission revenues and operating margins throughout that period were negatively impacted, although in 2009 the market experienced modest stabilization in the reinsurance market and certain specialty markets.

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

In 2011, we saw some modest increases in catastrophe-exposed property insurance and reinsurance pricing levels driven by significant 2011 catastrophe losses including the Japanese earthquake and tsunami, the New Zealand earthquake, the mid-west US tornadoes and Thailand floods. However, in general, we continued to be negatively impacted by the soft insurance market and challenging economic conditions across other sectors and most geographic regions.

Thus far in 2012, the trend in rates noted in 2011 in catastrophe-exposed regions continues as insurance and reinsurance rates in such regions have firmed or hardened.

There have been recent signs that the unprofitability of certain business lines such as property catastrophe and workers compensation is slowly firming rates in those lines. However, we believe that, in the absence of a significant catastrophe loss or capital impairment in the industry, a universal turn in market rates is not likely to occur.

Financial Performance

Consolidated Financial Performance

Results from operations: first quarter 2012

Total revenues of $1,013 million for first quarter 2012 were $6 million, or 1 percent, higher than in first quarter 2011. Total commissions and fees for first quarter 2012 were $1,005 million, up from $999 million in the prior year quarter, foreign currency movements negatively impacted commissions and fees by 1 percent and organic growth was 2 percent.

Our organic growth in commissions and fees was driven by our International (4 percent) and Global (5 percent) operations whilst our North America operations reported a 2 percent decline compared to first quarter 2011. This result was negatively impacted by the performance of Loan Protector. Loan Protector is a specialty business acquired as part of HRH in 2008 which provides lender placed insurance and insurance tracking services to the mortgage servicing industry. This business line has declined very significantly in the last year and we do not consider it representative of our operations, and we believe that excluding the results of Loan Protector gives a better measure of our financial performance. Excluding Loan Protector, North America’s organic commissions and fees grew 1 percent and overall organic commissions and fees grew 3 percent.

Total expenses in first quarter 2012 of $696 million were $72 million, or 9 percent, lower than in first quarter 2011. First quarter 2011 included a charge of $97 million relating to the 2011 Operational Review and a gain on disposal of $4 million. In first quarter 2012 we recorded an $18 million increase in the amortization of cash retention awards compared to first quarter 2011 and a $13 million write-off of uncollectible accounts receivable balance together with associated legal fees (see ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, below).

Net income attributable to Willis shareholders from continuing operations was $225 million or $1.28 per diluted share in first quarter 2012 compared to $35 million or $0.20 per diluted share in first quarter 2011. The $190 million increase reflects the reduction in total expenses described above. Additionally, first quarter 2011 results include a $124 million post-tax expense relating to the make-whole amounts on the repurchase and redemption of $500 million of our senior debt and write-off of related unamortized debt issuance costs. Foreign currency movements reduced earnings by $0.02 per diluted share in first quarter 2012 compared with first quarter 2011.

Business discussion

Adjusted Operating Income, Adjusted Net Income from Continuing Operations and Adjusted Earnings per Diluted Share from Continuing Operations

Adjusted operating income, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations are calculated by excluding the impact of certain items (as detailed in the tables below) from operating income, net income from continuing operations, and earnings per diluted share, respectively, the most directly comparable GAAP measures. We believe that excluding these items, as applicable, from operating income, net income from continuing operations, and earnings per diluted share, provides a more complete and consistent comparative analysis of our results of operations. We use these and other measures to establish Group performance targets and evaluate the performance of our operations. The Company also uses both adjusted earnings per diluted share from continuing operations and adjusted operating margin measures to form the basis of establishing and assessing components of compensation.

As set out in the tables below, adjusted operating margin at 32.6 percent in first quarter 2012 was down 40 basis points compared to first quarter 2011, while adjusted net income from continuing operations at $233 million was $9 million higher than in first quarter 2011 and adjusted earnings per diluted share from continuing operations was $1.32 in first quarter 2012, compared to $1.29 in first quarter 2011.

A reconciliation of reported operating income, the most directly comparable GAAP measure, to adjusted operating income and adjusted operating margin is as follows (in millions, except percentages):

	Three months ended March 31,
	2012	2011
Operating Income, GAAP basis	$317	$239
Excluding:
Write-off of uncollectible accounts receivable balance and legal fees(a)	13	—
Net gain on disposal of operations	—	(4)
2011 Operational Review(b)	—	97

Adjusted Operating Income	$330	$332

Operating Margin, GAAP basis, or Operating Income as a percentage of Total Revenues	31.3%	23.7%

Adjusted Operating Margin, or Adjusted Operating Income as a percentage of Total Revenues	32.6%	33.0%

(a)

Write-off of uncollectible accounts receivable balance and associated legal fees relating to periods prior to January 1, 2012. See ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, below.

(b)	Charge relating to the 2011 Operational Review, including $48 million of severance costs related to the elimination of approximately 450 positions in first quarter 2011.

Willis Group Holdings plc

A reconciliation of reported net income from continuing operations and reported earnings per diluted share from continuing operations, the most directly comparable GAAP measures, to adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations, is as follows (in millions, except per share data):

	Three months ended March 31,			Per diluted share Three months ended March 31,
	2012	2011	% Change	2012	2011	% Change
Net Income from Continuing Operations attributable to Willis Group Holdings plc, GAAP basis	$225	$35	543%	$1.28	$0.20	540%

Excluding:
Write-off of uncollectible accounts receivable balance and legal fees, net of tax ($5, $nil)(a)	8	—		0.04	—
2011 Operational Review charge, net of tax ($nil, $28)(b)	—	69		—	0.40
Gain on disposal of operations, net of tax ($nil, $nil)	—	(4)		—	(0.02)
Make-whole amounts on repurchase and redemption of Senior Notes and write-off of unamortized debt issuance costs, net of tax ($nil, $47)	—	124		—	0.71

Adjusted Net Income from Continuing Operations attributable to Willis Group Holdings plc	$233	$224	4%	$1.32	$1.29	2%

Average diluted shares outstanding, GAAP basis	176	174

(a)

Write-off of uncollectible accounts receivable balance and associated legal fees relating to periods prior to January 1, 2012. See ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, below.

(b)	Charge relating to the 2011 Operational Review, including $48 million pre-tax of severance costs related to the elimination of approximately 450 positions in first quarter 2011.

Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods

As previously disclosed, in early 2012 we identified through our internal financial control process an uncollectible accounts receivable balance of approximately $28 million in a stand-alone business unit that appeared to be due to fraudulent overstatements of Commissions and Fees from the years 2005 to 2011. We concluded that the overstatement we uncovered did not materially affect our previously-issued financial statements for any of the prior periods. For the year ended December 31, 2011, we corrected the misstatement of Commissions and Fees from prior periods by recognizing in the fourth quarter of 2011 a $22 million charge to Other Operating Expenses to write off the uncollectible receivable at January 1, 2011, and by reversing the $6 million balance of Commissions and Fees which had been recorded during 2011. We also reversed $2 million of Salaries and Benefits representing an over-accrual of production bonuses relating to the overstated revenue.

We continued our investigation into these matters and identified an additional $12 million in fraudulent overstatement of Commissions and Fees. We have determined that the overstatement involved additional associates within the business unit and included the year 2004. We have concluded that the total $40 million of overstatement does not materially affect our previously-issued financial statements for any of the prior periods and we are correcting the additional misstatement by recognizing a $13 million charge (including legal expenses) to Other Operating Expenses in the first quarter of 2012.

The associates in question, whose employments have been terminated, were not members of Willis executive management nor did they play a significant role in internal control over financial reporting. Based on the results of our investigation, which has now been completed, we do not believe that any client or carrier funds were misappropriated or that any other business units were affected.

We have taken steps to enhance our internal controls in relation to the business unit in question, including enhanced procedures over receipt of checks and application of cash, increased segregation of duties between the operating unit and the accounting and settlement function, and additional central sign off on revenue recognition.

Business discussion

Cash Retention Awards

We started making cash retention awards in 2005 to a small number of employees. With the success of the program, we expanded it over time to include more staff and we believe it is a contributing factor to the reduction in employee turnover we have seen in recent years.

Salaries and benefits do not reflect the unamortized portion of annual cash retention awards made to employees. Employees must repay a proportionate amount of these cash retention awards if they voluntarily leave our employ (other than in the event of redundancy, retirement or permanent disability) within a certain time period, currently up to three years. We make cash payments to our employees in the year we grant these retention awards and recognize these payments ratably over the period they are subject to repayment, beginning in the quarter in which the award is made.

During first quarter 2012, we made $192 million of cash retention award payments compared with $195 million in first quarter 2011. Salaries and benefits in first quarter 2012 include $62 million of amortization of cash retention award payments made on or before March 31, 2012, compared with $44 million in first quarter 2011.

Included within the $62 million amortization of cash retention is a $7 million charge for retention waivers. In certain circumstances we may choose to waive repayment of retention awards when an employee leaves the Company. Therefore when we make the retention awards payments we book a provision to reflect the anticipated level of waivers.

The remaining increase between first quarter 2012 and first quarter 2011 of $11 million reflects the higher level of cash retention awards paid and expected to be paid in 2012 compared to cash retention awards paid in 2009, which were fully amortized in 2011.

As of March 31, 2012, December 31, 2011 and March 31, 2011, we included $334 million, $196 million and $328 million, respectively, within other current assets and other non-current assets on the balance sheet, which represented the unamortized portion of cash retention award payments made on or before those dates.

Pension Expense

We recorded a net pension (income)/charge on our UK and US defined benefit pension plans in first quarter 2012 of $(1) million, and $1 million respectively, compared with $2 million and $nil respectively in first quarter 2011. On our international defined benefit pension plans, we recorded a net pension charge of $1 million in both first quarter 2012 and 2011.

The UK pension charge was $3 million lower in 2012 compared to 2011 due to an increased asset return from a higher asset base partly offset by an increase in amortization of prior period losses. The US pension charge was $1 million higher in 2012 compared to 2011 reflecting an increase in amortization of prior period losses.

See ‘Contractual Obligations’ below for further information on our obligations relating to our pension plans.

Acquisitions and Disposals

In first quarter 2012 we acquired 49.9 percent of Gras Savoye Re at a cost of $29 million, increasing our shareholding from 50.1 percent to 100 percent.

We sold 49.9 percent of our retail operation in Peru, Willis Corredores de Seguros S.A. to Grupo Credito S.A. for $2.8 million reducing our shareholding to 50.1 percent. Grupo Credito S.A. is an investment arm of Peru’s largest financial services holding company.

We continue to consolidate these entities in our Group result, because we exercised management control both before and after these transactions. These transactions had an immaterial net impact on the first quarter 2012 results.

Willis Group Holdings plc

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

Business discussion

REVIEW OF CONSOLIDATED RESULTS

The following table is a summary of our revenues, operating income, operating margin, net income from continuing operations and diluted earnings per share from continuing operations (in millions, except per share data and percentages):

	Three months ended March 31,
	2012	2011
REVENUES
Commissions and fees	$1,005	$999
Investment income	5	8
Other income	3	—

Total revenues	1,013	1,007

EXPENSES
Salaries and benefits	(506)	(583)
Other operating expenses	(156)	(152)
Depreciation expense	(19)	(20)
Amortization of intangible assets	(15)	(17)
Net gain on disposal of operations	—	4

Total expenses	(696)	(768)

OPERATING INCOME	317	239
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)
Interest expense	(32)	(40)

INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	285	28
Income taxes	(68)	(1)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	217	27
Interest in earnings of associates, net of tax	15	16

INCOME FROM CONTINUING OPERATIONS	232	43
Discontinued operations, net of tax	—	(1)

NET INCOME	232	42
Less: net income attributable to noncontrolling interests	(7)	(8)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$225	$34

Salaries and benefits as a percentage of total revenue	50.0%	57.9%
Other operating expenses as a percentage of total revenues	15.4%	15.1%
Operating margin (operating income as a percentage of total revenues)	31.3%	23.7%
Diluted earnings per share from continuing operations	$1.28	$0.20
Average diluted number of shares outstanding	176	174

Willis Group Holdings plc

Revenues

Total revenues for the Group and by operating segment for the quarters ended March 31, 2012 and 2011 are shown below (millions):

				Attributable to:
Three months ended March 31,	2012	2011	% Change	Foreign currency translation	Contingent Commissions(b)	Organic commission and fees growth(a)
Global(c)	$370	$357	4%	(1)%	—%	5%
North America	346	356	(3)%	—%	(1)%	(2)%
International	289	286	1%	(3)%	—%	4%

Commissions and fees	$1,005	$999	1%	(1)%	—%	2%

Investment income	5	8	(38)%
Other income	3	—	n/a%

Total revenues	$1,013	$1,007	1%

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

(b)

Included in North America reported commissions and fees were legacy contingent commissions assumed as part of the HRH acquisition that had not been converted into higher standard commissions of $1 million in first quarter 2012, compared with $4 million in first quarter 2011.

(c)	Reported commissions and fees included a favorable impact from a change in accounting methodology in a Global Specialty business in our Global segment of $6 million in first quarter 2011.

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Revenues for first quarter 2012 of $1,013 million were $6 million, or 1 percent higher than in same period 2011.

Total commissions and fees for first quarter 2012 were $1,005 million, up from $999 million, in the prior year quarter. Foreign currency movements negatively impacted commissions and fees by 1 percent. Organic commissions and fees growth was 2 percent, driven by solid new business growth and a slight benefit from improving premium rates and other market factors.

The Global segment reported a 4 percent increase in commissions and fees, including 5 percent organic growth, driven by positive growth in Reinsurance and Willis Faber & Dumas. This growth was achieved despite the non-recurrence of a $6 million benefit recognized in first quarter 2011 from a change in accounting within a Global Specialty business to conform to current Group accounting policy.

The North America segment’s reported commissions and fees declined 3 percent with organic commissions and fees declining by 2 percent. This decline was primarily attributable to the Loan Protector business. Excluding Loan Protector, North America’s organic commissions and fees increased 1 percent as the benefits of new business and firming rates were tempered by client buying patterns.

The International segment reported commissions and fees growth of 1 percent which included 4 percent organic growth including double-digit growth in our Latin America and Eastern Europe regions, together with single-digit growth in Asia and Continental Europe.

Our International and Global segments earn a significant portion of their revenues in currencies other than the US dollar, including the Euro and Pound sterling. For the quarter ended March 31, 2012, reported revenues were adversely impacted by the net effects of foreign currency translation.

Investment income was $5 million for first quarter 2012, $3 million lower than in first quarter 2011, primarily due to declining net yields on cash and cash equivalents.

The impact of the low interest rates on our investment income was partially mitigated by our forward hedging program. While we expect this forward hedging program to generate additional income in 2012 compared to current LIBOR based rates, there will be a lower benefit than in 2011 as older, more beneficial hedges expire. We are no longer renewing the hedges as they roll off because it is no longer economically beneficial to do so.

Organic commissions and fees growth by segment is discussed further in ‘Review of Segmental Results’ below.

Business discussion

Salaries and Benefits

Salaries and benefits decreased by $77 million, or 13 percent, in first quarter 2012, compared with first quarter 2011, primarily reflecting the non-recurrence of $82 million expense associated with our 2011 operational review and $6 million period-over-period positive impact from favorable foreign exchange movements which were partially offset by higher amortization of cash retention awards.

The period-over-period positive impact from foreign exchange was driven principally by the strengthening of the US dollar against the Pound sterling and the Euro.

Other Expenses

Other operating expenses were $4 million, or 3 percent, higher in first quarter 2012 compared to first quarter 2011 primarily due to the $13 million first quarter 2012 charge for the write-off of an uncollectible accounts receivable balance and associated legal fees. See ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, above. Other operating expenses in first quarter 2011 included an $11 million charge relating the 2011 Operational Review.

Depreciation expense of $19 million in first quarter 2012 was $1 million lower than in first quarter 2011. The first quarter 2011 charge included $4 million relating to the 2011 Operational Review. This was offset by increased depreciation expense in first quarter 2012 following a number of systems-related projects being put into operation in fourth quarter 2011 and first quarter 2012.

Amortization of intangible assets of $15 million in first quarter 2012 was $2 million lower than in first quarter 2011. The decrease mainly reflects the scheduled reduction of the HRH acquisition-related amortization.

Net gain on disposal of operations of $4 million was recorded in first quarter 2011 following conclusion of the accounting for the December 2009 Gras Savoye leveraged transaction during which the Group’s interest in Gras Savoye was reduced from 49 percent to 31 percent.

Interest Expense

Interest expense in first quarter 2012 of $32 million was $8 million lower than in the prior year first quarter, primarily reflecting the lower coupon payable on our new debt issued in March 2011 and December 2011 and a net gain recognized on our forward rate hedging program.

We continue to monitor our debt profile going forward to identify any further opportunities to reduce our financing costs.

Income Taxes

The income tax rate for the quarter ended March 31, 2012 was 24 percent compared to 4 percent for the first quarter of 2011. The tax rate for the first quarter of 2011 was significantly impacted by the recognition of an expense of $171 million, together with a related tax credit of $47 million, arising on the redemption and repurchase of senior notes and write-off of unamortized debt issuance costs in that quarter.

Excluding the impact of this and other smaller non-recurring items, the tax effects of which are computed and recognized when the items occur, the estimated annual effective tax rate applied to ordinary income for the quarter ended March 31, 2012 was 24.5 percent compared to 25 percent for the first quarter of 2011.

Interest in Earnings of Associates

Interest in earnings of associates, net of tax, in first quarter 2012 of $15 million was $1 million lower than in same period 2011. This fall is primarily driven by a reduction in net income reported by Gras Savoye.

Willis Group Holdings plc

Discontinued Operations, net of Tax

Net income from discontinued operations in 2011 relates to our disposal of Global Special Risks, LLC, Faber & Dumas Canada Ltd and the trade and assets of Maclean, Oddy & Associates, Inc. We recorded a net loss from discontinued operations of $1 million in first quarter 2011.

LIQUIDITY AND CAPITAL RESOURCES

Debt

Total debt, total equity and the capitalization ratio at March 31, 2012 were as follows (millions, except percentages):

	March 31, 2012	December 31, 2011
Long-term debt	$2,435	$2,354
Short-term debt and current portion of long-term debt	$17	$15

Total debt	$2,452	$2,369

Total equity	$2,704	$2,517

Capitalization ratio	47.8%	48.8%

In March 2011 we issued $800 million of new debt, comprising $300 million 4.125% senior notes due 2016 and $500 million 5.750% senior notes due 2021. We received net proceeds, after underwriting discounts and expenses of approximately $787 million, which were used largely in part to repurchase and redeem $500 million 12.875% senior notes due 2016 and make related make-whole payments totaling $158 million, which represented a slight discount to the make-whole redemption amount provided in the indenture governing this debt. In addition to the make-whole payments of $158 million, we also wrote off unamortized debt issuance costs of $13 million.

In December 2011 we refinanced our bank facility, comprising a new 5-year $300 million term loan and a new 5-year $500 million revolving credit facility. The proceeds from the $300 million term loan were used to repay the majority of the $328 million balance outstanding on our $700 million 5-year term loan facility. The $500 million revolving credit facility replaced our existing $300 million and $200 million revolving credit facilities. Unamortized debt issuance costs of $10 million relating to the replaced facilities were written off in December 2011 following completion of the refinancing.

These refinancing actions have lengthened our debt maturity profile. At March 31, 2012, the only scheduled debt repayments falling due over the next 12 months are scheduled repayments on our new $300 million, 5-year term loan totaling $11 million and repayment of the $4 million 6% loan notes in second quarter 2012.

In first quarter 2012, we made $2 million of mandatory repayments against the 5-year term loan, thereby reducing the total outstanding balance as at March 31, 2012 to $298 million.

At March 31, 2012, we had $85 million outstanding under our $500 million revolving credit facility and $nil outstanding under our $20 million UK facility, which is solely for use by our main regulated UK entity, Willis Limited, in certain exceptional circumstances.

Liquidity

Our principal sources of liquidity are cash from operations, cash and cash equivalents of $464 million at March 31, 2012 and remaining availability of $415 million under our revolving credit facilities, excluding the $20 million UK facility which is solely for use by our main regulated UK entity in certain exceptional circumstances.

We remain committed to our previously stated goals of ongoing debt repayment and returning capital to shareholders.

Business discussion

As of March 31, 2012, our short-term liquidity requirements consisted of the payment of interest on debt, repayment of the $4 million 6% loan notes in second quarter 2012 and $11 million of mandatory repayments under our 5-year term loan; capital expenditure; working capital; and funding our $100 million share buyback program described below under ‘Share Buybacks’.

Our long-term liquidity requirements consist of the principal amount of outstanding notes; and borrowings under our 5-year term loan and revolving credit facility; and our pension contributions as discussed below.

Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for at least the next 12 months.

Pension Contributions

UK Plan

We made cash contributions to our UK defined benefit plan of $24 million in first quarter 2012 (including amounts in respect of the salary sacrifice contributions), compared with $21 million in first quarter 2011.

We expect cash contributions to the UK pension plan to be approximately $81 million during full year 2012 (excluding amounts in respect of salary sacrifice contributions), of which approximately $23 million relates to on-going contributions calculated as 15.9 percent of active plan members’ pensionable salaries and $58 million relates to contributions towards funding the deficit.

Including amounts in respect of the salary sacrifice contributions, we expect cash contributions to the UK pension plan to be approximately $93 million during full year 2012.

In addition, there are further contributions payable to the UK pension defined benefit plan in 2013 and beyond, dependent upon certain contribution calculations as detailed in the ‘Contractual Obligations’ section below.

US Plan

We made cash contributions to our US defined benefit plan of $7 million in first quarter 2012, compared with $8 million in first quarter 2011.

For the US plan, expected contributions are the contributions we will be required to make under US pension legislation based on our December 31, 2011 balance sheet position. We currently expect to contribute $40 million for full year 2012.

International Plans

We made cash contributions to our International defined benefit pension plans of $2 million in first quarter 2012 compared with $1 million in first quarter 2011.

In 2012, we expect to contribute approximately $12 million to our international plans.

Willis Group Holdings plc

Summary consolidated cash flow information (millions):

	Three months ended March 31,
	2012	2011
Cash provided by operating activities
Total cash provided by continuing operating activities	$62	$7
Cash flows from investing activities
Total net cash used in continuing investing activities	(37)	(24)

Increase (decrease) in cash and cash equivalents from operating and investing activities	25	(17)
Cash flows from financing activities
Total net cash provided by continuing financing activities	—	127

Increase in cash and cash equivalents	25	110
Effect of exchange rate changes on cash and cash equivalents	3	6
Cash and cash equivalents, beginning of period	436	316

Cash and cash equivalents, end of period	$464	$432

This summary consolidated cash flow should be viewed in addition to, not in lieu of, the Company’s consolidated financial statements.

Consolidated Cash Flow for First Quarter 2012 compared to First Quarter 2011

Operating Activities

Total net cash provided by continuing operating activities was $62 million in first quarter 2012, compared with $7 million in first quarter 2011. The increase of $55 million reflects the period-over-period decrease in accounts receivable, as higher revenues were more than offset by more timely collections, increase in net income and other movements in working capital.

Investing Activities

Total net cash used in continuing investing activities was $37 million in first quarter 2012, compared with $24 million in first quarter 2011. The $37 million outflow was mainly due to capital spending, including IT platform, infrastructure spend and real estate projects.

Financing Activities

Total net cash provided by continuing financing activities was $nil in first quarter 2012, compared to $127 million in first quarter 2011, as the $85 million draw down on the revolving credit facility and $11 million proceeds from exercises of share options were offset by $19 million repurchase of shares, $46 million dividend payment and $29 million related to the acquisition of 49.9 percent of Gras Savoye Re, increasing our shareholding from 50.1 percent to 100 percent.

Own Funds

As of March 31, 2012, we had cash and cash equivalents of $464 million, compared with $436 million at December 31, 2011.

Fiduciary Funds

As an intermediary, we hold funds generally in a fiduciary capacity for the account of third parties, typically as the result of premiums received from clients that are in transit to insurers and claims due to clients that are in transit from insurers. We report premiums, which are held on account of, or due from, clients, as assets with a corresponding liability due to the insurers. Claims held by, or due to, us which are due to clients are also shown as both assets and liabilities.

Business discussion

Fiduciary funds are generally required to be kept in regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity; such funds are not available to service the Company’s debt or for other corporate purposes. Notwithstanding the legal relationships with clients and insurers, the Company is entitled to retain investment income earned on fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds. As of March 31, 2012, we had fiduciary funds of $1.8 billion, compared with $1.7 billion at December 31, 2011.

Share Buybacks

On February 27, 2012, the Company issued 24,222 shares without registration under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of such Act relating to transactions by an issuer not involving a public offering. The shares were issued by the Company pursuant to an earnout provision that was triggered in connection with the acquisition in September 2006 of MGT Re Corredora de Reaseguros S.A. and Newco Brokers S.A. by Willis Corredores de Reaseguros Limitada, a subsidiary of the Company.

The Company is authorized to buyback shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions.

In February 2012, the Company announced that during the year it intends to buyback up to $100 million of shares through open market or privately negotiated transactions, from time to time, depending on market conditions.

During first quarter 2012, we bought back 600,000 shares at an average price of $35.35 on a trade date basis.

As of May 4, 2012 the Company had bought back a total of 1,000,000 shares at a total price of approximately $35 million and there remains approximately $889 million under the current authorization.

Dividends

In April 2012, we declared a quarterly cash dividend of $0.27 per share, an annual 2012 rate of $1.08 per share. This represents an increase of 4 percent on first quarter 2011 per share dividend.

Cash dividends paid in first quarter 2012 were $46 million compared with $45 million in first quarter 2011.

The $1 million increase in first quarter 2012, compared with first quarter 2011 is driven by the small period-over-period increase in share count.

Willis Group Holdings plc

REVIEW OF SEGMENTAL RESULTS

We organize our business into three segments: Global, North America and International. Our Global business provides specialist brokerage and consulting services to clients worldwide for risks arising from specific industries and activities. North America and International comprise our retail operations and provide services to small, medium and major corporations.

The following table is a summary of our operating results by segment for the three months ended March 31, 2012 and 2011 (millions, except percentages):

	Three months ended March 31,
	2012			2011
	Revenues	Operating Income	Operating Margin	Revenues	Operating Income	Operating Margin
Global	$372	$179	48.1%	$360	$176	48.9%
North America	349	82	23.5%	358	85	23.7%
International	292	81	27.7%	289	86	29.8%

Total Retail	641	163	25.4%	647	171	26.4%
Corporate & Other	—	(25)	n/a	—	(108)	n/a

Total Consolidated	$1,013	$317	31.3%	$1,007	$239	23.7%

Global

Our Global operations comprise Global Specialties, Reinsurance, Willis Faber & Dumas and Willis Capital Markets & Advisory (WCMA).

The following table sets out Global’s revenues, organic commissions and fees growth and operating income and margin for the three months ended March 31, 2012 and 2011 (millions, except percentages):

	Three months ended March 31,
	2012	2011
Commissions and fees(a)	$370	$357
Investment income	2	3

Total revenues	$372	$360

Operating income	$179	$176
Organic commissions and fees growth(b)	5%	8%
Operating margin	48.1%	48.9%

(a)	Reported commissions and fees included a favorable impact from a change in accounting methodology in a Global Specialty business of $6 million in first quarter 2011.
(b)

Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

Revenues

Commissions and fees of $370 million were $13 million, or 4 percent, higher in first quarter 2012 compared with same period 2011 reflecting strong organic growth of 5 percent.

Reinsurance reported high single-digit growth in first quarter 2012, led by strong growth in North America, International and Specialty, including the benefits of double-digit new business growth, favorable rate movements and changes in client buying patterns.

Business discussion

The Global Specialties business reported low single-digit organic growth, as strong growth in Marine and Energy was offset by the non-recurrence of the first quarter 2011 $6 million revenue adjustment attributable to a change in accounting.

Willis Faber & Dumas business achieved low double-digit organic growth driven by strong growth in Global Markets International and Faber & Dumas, our wholesale brokerage division. Growth was the result of solid new business growth and favorable timing in the quarter offset by lower retention.

WCMA is a transaction oriented business and its results are more variable than some of our other businesses. In first quarter 2012 we reported lower organic commissions and fees than first quarter 2011 as a result of heavy M&A advisory deal activity in the prior year period.

Client retention levels remained high at 91 percent for first quarter 2012, in line with first quarter 2011.

Operating margin

Operating margin was 48.1 percent in first quarter 2012 and 48.9 percent in first quarter 2011 as the benefit of 5 percent organic commissions and fees growth discussed above was more than offset by lower investment income and higher cost of incentives which includes the amortization of cash retention awards.

North America

Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States, Canada and Mexico.

The following table sets out revenues, organic commissions and fees growth and operating income and margin for the three months ended March 31, 2012 and 2011 (millions, except percentages):

	Three months ended March 31,
	2012	2011
Commissions and fees(a)	$346	$356
Investment income	—	2
Other income(c)	3	—

Total revenues	$349	$358

Operating income	$82	$85
Organic commissions and fees growth(b)	(2)%	(1)%
Operating margin	23.5%	23.7%

(a)

Included in North America reported commissions and fees were legacy contingent commissions assumed as part of the HRH acquisition that had not been converted into higher standard commissions of $1 million in first quarter 2012, compared with $4 million in first quarter 2011.

(b)

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

(c)

Other income comprises gains on disposal of intangible assets, which primarily arise from settlements through enforcing non-compete agreements in the event of losing accounts through producer defection or the disposal of books of business.

Willis Group Holdings plc

Revenues

Commissions and fees of $346 million were $10 million, or 3 percent, lower for first quarter 2012 compared with same period 2011. Legacy contingent commissions assumed as part of the HRH acquisition amounted to $1 million in first quarter 2012 compared to $4 million in the prior year first quarter.

Organic commissions and fees growth declined 2 percent in 2012 compared with 2011, as the benefits of new business generation and firming rates in certain lines of business, were more than offset by declining Loan Protector revenues and the impact of changes in client buying patterns. The Loan Protector decline began in second quarter 2011 and has continued into 2012. This movement is driven by the loss of clients through attrition and M&A activity, industry-wide commission pressures and a slowdown in foreclosures in the US.

Excluding the impact of Loan Protector from both periods, the segment achieved organic growth of 1 percent compared to first quarter 2011.

Client retention levels were 92 percent in first quarter 2012 compared to 94 percent in first quarter 2011.

Operating margin

Operating margin in North America was 23.5 percent in first quarter 2012 compared to 23.7 percent in first quarter 2011. The adverse impact of the 2 percent decline in organic commissions and fees, the reduction in legacy HRH contingent commissions and increased amortization of cash retention awards were partly offset by the benefit of cost reductions driven by the 2011 Operational Review and continued focus on expense management.

International

Our International business comprises our retail operations in Eastern and Western Europe, the United Kingdom, Asia, Asia-Pacific, the Middle East, South Africa and Latin America. The services provided are focused according to the characteristics of each market and vary across offices, but generally include direct risk management and insurance brokerage and employee benefits consulting.

The following table sets out revenues, organic commissions and fees growth and operating income and margin for the three months ended March 31, 2012 and 2011 (millions, except percentages):

	Three months ended March 31,
	2012	2011
Commissions and fees	$289	$286
Investment income	3	3

Total revenues	$292	$289

Operating income	$81	$86
Organic commissions and fees growth(a)	4%	6%
Operating margin	27.7%	29.8%

(a)

Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

Business discussion

Revenues

Commissions and fees of $289 million were $3 million, or 1 percent, higher for first quarter 2012 compared with same period 2011, comprising 4 percent organic commissions and fees growth and a 3 percent negative impact from foreign currency translation. New business generation was in the high single-digits, with no significant rate impact.

There were strong contributions to 2012 organic commissions and fees growth from most regions, including double-digit growth in our Latin America and Eastern Europe regions, together with single-digit growth in Asia and Continental Europe. In particular, there was strong growth in Brazil, Chile, Argentina, Russia and China.

The single-digit organic commissions and fees growth in our large retail operations in Continental Europe was primarily driven by strong growth in Spain, Germany and Norway, despite the ongoing challenging economic conditions in this region, offset by lower commissions and fees in Denmark, Italy, Ireland and the Netherlands.

Organic commissions and fees growth in our UK retail operations declined mid-single digits in 2012, compared with the same period 2011, driven by the economic pressures that continue to affect the region.

A significant part of International’s revenues are earned in currencies other than the US dollar, most notably the Euro, Japanese Yen, Pound sterling and Australian dollar. The net 3 percent negative impact from foreign currency translation in first quarter 2012 primarily reflected the strengthening of the US dollar against these and other currencies in which we earn International revenues.

Client retention levels were 95 percent for first quarter 2012 compared with 94 percent in first quarter 2011.

Operating margin

Operating margin in International was 27.7 percent in first quarter 2012, compared with 29.8 percent in same period 2011, with the decrease reflecting declining performance in our UK retail operations; the increase in incentive expenses in first quarter 2012, including amortization of cash retention award payments; an adverse net impact from foreign currency translation, primarily reflecting the negative impact of the weakening of the Euro and other currencies in which we earn a significant portion of our operating income against the US dollar; and increased spending on initiatives to drive future growth partially offset by organic growth in commissions and fees, discussed above.

Corporate & Other

The Company evaluates the performance of its operating segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, items for which segmental management are not held responsible for are held within ‘Corporate & Other’.

Corporate & Other operating loss comprises the following (millions):

	Three months ended March 31,
	2012	2011
Amortization of intangible assets	$(15)	$(17)
Write-off of uncollectible accounts receivable balance and legal fees(a)	(13)	—
Foreign exchange hedging	2	1
Foreign exchange gain on the UK pension plan asset	1	1
Net gain on disposal of operations	—	4
2011 Operational Review	—	(97)

	$(25)	$(108)

(a)

Write-off of uncollectible accounts receivable balance relating to periods prior to January 1, 2012 and associated legal fees, in North America. See ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, above.

Willis Group Holdings plc

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012. There were no significant additions or changes to these assumptions in first quarter 2012. Our North America segment continued to be hampered this quarter by declining Loan Protector business results and the effect of the soft economy in the US. As discussed in the Form 10-K, in the event of either a significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions or the sale of part of the reporting unit there could be an impairment to the carrying value in future periods.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations since December 31, 2011, except contractual, planned payments and a change to our contractual obligation for pension plan contributions as set out below.

On March 30, 2012, the Company agreed a revised schedule of contributions with the UK pension Trustee which sets out the contributions toward on-going accrual of benefits and deficit funding contributions the Company will make to the UK plan over the next six year period from January 1, 2012 to December 31, 2017. On-going contributions will be based on 15.9 percent of active plan members’ pensionable salary, approximately $23 million per annum and deficit funding contributions have been agreed at $58 million per annum.

There are also two further contributions payable under the revised schedule of contributions, based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks and special dividends). The two further contributions are to be paid by the end of the first quarter following the year-end at which they are calculated.

Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($499 million) over the six years ended December 31, 2017.

NEW ACCOUNTING STANDARDS

There were no new accounting standards issued during first quarter 2012 that would have a significant impact on the Company’s reporting.

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

Business discussion

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

Apart from the enhancements discussed under ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Willis Group Holdings plc

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Information regarding legal proceedings is set forth in Note 7 — ‘Commitments and Contingencies’ to the Condensed Consolidated Financial Statements (Unaudited) appearing in Part I, Item 1 of this report.

Item 1A — Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A ‘Risk Factors’ included in the Form 10-K for the year ended December 31, 2011.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

On February 27, 2012, the Company issued 24,222 shares without registration under the Securities Act of 1933, as amended, in reliance upon the exemption under Section 4(2) of such Act relating to transactions by an issuer not involving a public offering. The shares were issued by the Company pursuant to an earnout provision that was triggered in connection with the acquisition in September 2006 of MGT Re Corredora de Reaseguros S.A. and Newco Brokers S.A. by Willis Corredores de Reaseguros Limitada, a subsidiary of the Company.

Share Buybacks

The Company is authorized to buyback shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions.

In February 2012, the Company announced that during the year it intends to buyback up to $100 million of shares through open market or privately negotiated transactions, from time to time, depending on market conditions.

The following shares of the Company’s ordinary shares were bought back by the Company during first quarter 2012 and are reflected below based on the date of trade:

	Total number of shares purchased	Average price paid per share(i)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period
January 1, to January 31, 2012	—	$—	—	$924,778,829
February 1, to February 29, 2012	160,000	$35.15	160,000	$919,155,027
March 1, to 31, 2012	440,000	$35.29	440,000	$903,627,115

Total	600,000	$35.25	600,000

(i)	Does not include commissions and fees.

As of May 4, 2012, the Company had bought back a total of 1,000,000 shares at a total price of approximately $35 million and there remains approximately $889 million under the current authorization.

Item 3 — Defaults upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Other information

Item 5 — Other Information

None.

Item 6 — Exhibits

31.1	Certification Pursuant to Rule 13a-14(a)

31.2	Certification Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Willis Group Holdings plc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIS GROUP HOLDINGS PLC (REGISTRANT)

By:	/s/ Michael K. Neborak
Michael K. Neborak
Group Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 10, 2012