Form 10-Q
period 2012-06-30
WILLIS GROUP HOLDINGS PLC
filed 2012-08-09
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 3, 2012, there were outstanding 173,136,128 ordinary shares, nominal value $0.000115 per share, of the Registrant.

Willis Group Holdings plc

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

Willis Group Holdings plc

FORWARD-LOOKING STATEMENTS

We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts that address activities, events or developments that we expect or anticipate may occur in the future including such things as our, future capital expenditures, growth in commissions and fees, business strategies, competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, plans and references to future successes, are forward-looking statements. Also, when we use the words such as ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘probably’, or similar expressions, we are making forward-looking statements.

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

•

the impact of current financial market conditions on our results of operations and financial condition, including as a result of those associated with the current Eurozone sovereign debt crisis, any insolvencies of or other difficulties experienced by our clients, insurance companies or financial institutions;

•	our ability to implement and realize anticipated benefits of the 2011 Operational Review or any revenue generating initiatives;

•	volatility or declines in insurance markets and premiums, on which our commissions are based, but which we do not control;

•	our ability to continue to manage our significant indebtedness;

•

our ability to compete effectively in our industry, including the impact of our refusal to accept contingent commissions from carriers in the non-Employee Benefit areas of our retail brokerage business;

•	material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane;

•	our ability to retain key employees and clients and attract new business;

•	the timing or ability to carry out share repurchases and redemptions;

•	the timing or ability to carry out refinancing or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;

•	any fluctuations in exchange and interest rates that could affect expenses and revenue;

•	the potential costs and difficulties in complying with a wide variety of foreign laws and regulations and any related changes, given the global scope of our operations;

•	rating agency actions that could inhibit our ability to borrow funds or the pricing thereof;

•	a significant decline in the value of investments that fund our pension plans or changes in our pension plan liabilities or funding obligations;

•	our ability to achieve the expected strategic benefits of transactions;

•	the impairment of the goodwill of one of our reporting units, in which case we may be required to record significant charges to earnings;

•	our ability to receive dividends or other distributions in needed amounts from our subsidiaries;

•	changes in the tax or accounting treatment of our operations;

•	any potential impact from the US healthcare reform legislation;

•	our involvements in and the results of any regulatory investigations, legal proceedings and other contingencies;

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

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information see the section entitled ‘Risk Factors’ included in Willis’ Form 10-K for the year ended December 31, 2011. Copies are available online at http://www.sec.gov or www.willis.com or on request from the Company as set forth in Part I, Item I ‘Business — Available Information’ in Willis’ Form 10-K.

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

Willis Group Holdings plc

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Three months ended June 30,		Six months ended June 30,
	Note	2012	2011	2012	2011
		(millions, except per share data)
REVENUES
Commissions and fees		$837	$852	$1,842	$1,851
Investment income		5	8	10	16
Other income		—	1	3	1

Total revenues		842	861	1,855	1,868

EXPENSES
Salaries and benefits	3	(500)	(505)	(1,006)	(1,088)
Other operating expenses		(129)	(164)	(285)	(316)
Depreciation expense		(19)	(19)	(38)	(39)
Amortization of intangible assets	11	(15)	(17)	(30)	(34)
Net gain on disposal of operations		—	—	—	4

Total expenses		(663)	(705)	(1,359)	(1,473)

OPERATING INCOME		179	156	496	395
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	14	—	—	—	(171)
Interest expense		(33)	(34)	(65)	(74)

INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		146	122	431	150
Income taxes	4	(36)	(31)	(104)	(32)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES		110	91	327	118
Interest in earnings of associates, net of tax		(1)	(3)	14	13

INCOME FROM CONTINUING OPERATIONS		109	88	341	131
Discontinued operations, net of tax		1	1	1	—

NET INCOME		110	89	342	131
Less: net income attributable to noncontrolling interests		(2)	(4)	(9)	(12)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$108	$85	$333	$119

AMOUNTS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS SHAREHOLDERS
Income from continuing operations, net of tax		$107	$84	$332	$119
Income from discontinued operations, net of tax		1	1	1	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$108	$85	$333	$119

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	16	$77	$106	$333	$172

EARNINGS PER SHARE — BASIC AND DILUTED
— Basic earnings per share — continuing operations	5	$0.62	$0.49	$1.91	$0.69
— Diluted earnings per share — continuing operations	5	$0.61	$0.48	$1.89	$0.68

CASH DIVIDENDS DECLARED PER SHARE		$0.27	$0.26	$0.54	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2012	December 31, 2011
		(millions, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$407	$436
Accounts receivable, net		1,022	910
Fiduciary assets		10,962	9,338
Deferred tax assets		26	44
Other current assets	12	309	259

Total current assets		12,726	10,987

NON-CURRENT ASSETS
Fixed assets, net		428	406
Goodwill	10	3,298	3,295
Other intangible assets, net	11	391	420
Investments in associates		177	170
Deferred tax assets		19	22
Pension benefits asset		209	145
Other non-current assets	12	360	283

Total non-current assets		4,882	4,741

TOTAL ASSETS		$17,608	$15,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$10,962	$9,338
Deferred revenue and accrued expenses		276	320
Income taxes payable		80	15
Short-term debt and current portion of long-term debt	14	14	15
Deferred tax liabilities		20	26
Other current liabilities	13	297	282

Total current liabilities		11,649	9,996

NON-CURRENT LIABILITIES
Long-term debt	14	2,397	2,354
Liability for pension benefits		249	270
Deferred tax liabilities		38	32
Provisions for liabilities		183	196
Other non-current liabilities	13	381	363

Total non-current liabilities		3,248	3,215

Total liabilities		14,897	13,211

(Continued on next page)

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	Note	June 30, 2012	December 31, 2011
		(millions, except share data)
COMMITMENTS AND CONTINGENCIES	7
EQUITY
Ordinary shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued 173,248,000 shares in 2012 and 173,829,693 shares in 2011		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2012 and 2011		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2012 and 2011		—	—
Additional paid-in capital		1,091	1,073
Retained earnings		2,343	2,160
Accumulated other comprehensive loss, net of tax	16	(744)	(744)
Treasury shares, at cost, 46,408 shares, $0.000115 nominal value, in 2012 and 2011 and 40,000 shares, €1 nominal value, in 2012 and 2011		(3)	(3)

Total Willis Group Holdings stockholders’ equity	17	2,687	2,486
Noncontrolling interests	17	24	31

Total equity		2,711	2,517

TOTAL LIABILITIES AND EQUITY		$17,608	$15,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Six months ended June 30,
	Note	2012	2011
		(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$342	$131
Adjustments to reconcile net income to total net cash provided by operating activities:
Income from discontinued operations		(1)	—
Net gain on disposal of operations and fixed and intangible assets		(3)	(5)
Depreciation expense		38	39
Amortization of intangible assets		30	34
Amortization of cash retention awards	3	116	88
Net periodic cost of defined benefit pension plans	6	1	6
Provision for doubtful debts		6	1
Benefit for deferred income taxes		16	49
Excess tax benefits from share-based payment arrangements		(1)	(4)
Share-based compensation		17	24
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs		—	171
Undistributed earnings of associates		(10)	(6)
Effect of exchange rate changes on net income		(13)	3
Change in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		(111)	(188)
Fiduciary assets		(1,607)	(1,512)
Fiduciary liabilities		1,607	1,512
Cash retention awards paid	3	(217)	(206)
Funding of defined benefit pension plans		(66)	(63)
Other assets		(10)	15
Other liabilities		39	36
Movement on provisions		(15)	1

Net cash provided by continuing operating activities		158	126

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		5	5
Additions to fixed assets		(63)	(47)
Acquisitions of subsidiaries, net of cash acquired		(4)	(4)
Acquisition of investments in associates		—	(2)
Payments to acquire other investments		(4)	(4)

Net cash used in continuing investing activities		(66)	(52)

(Continued on next page)

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		Six months ended June 30,
	Note	2012	2011
		(millions)
INCREASE IN CASH AND CASH EQUIVALENTS FROM OPERATING AND INVESTING ACTIVITIES		$92	$74
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment on) draw down of revolving credit facility	14	50	(90)
Senior notes issued	14	—	794
Debt issuance costs		—	(7)
Repayments of debt	14	(9)	(555)
Make-whole on repurchase and redemption of senior notes	14	—	(158)
Repurchase of shares	17	(56)	—
Proceeds from issue of shares		23	42
Excess tax benefits from share-based payment arrangements		1	4
Dividends paid		(93)	(90)
Proceeds from sale of noncontrolling interests		3	—
Acquisition of noncontrolling interests		(29)	(9)
Dividends paid to noncontrolling interests		(10)	(12)

Net cash used in continuing financing activities		(120)	(81)

DECREASE IN CASH AND CASH EQUIVALENTS		(28)	(7)
Effect of exchange rate changes on cash and cash equivalents		(1)	8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		436	316

CASH AND CASH EQUIVALENTS, END OF PERIOD		$407	$317

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

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six month period ended June 30, 2012 may not necessarily be indicative of the operating results for the entire fiscal year.

These Interim Financial Statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and changes in equity for each of the three years in the period ended December 31, 2011 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012 (‘2011 10-K’).

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

In June 2011, the FASB issued an Accounting Standards Update that increases the prominence of items reported in other comprehensive income in the financial statements. This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. This requirement became effective for us beginning with the first quarter of 2012, and we have included the required presentation in this and our previous Form 10-Q.

3.    SALARIES AND BENEFITS EXPENSE

Severance Costs

Severance costs arise in the normal course of business and these charges amounted to $2 million in the six months ended June 30, 2012 (six months ended June 30, 2011: $nil). Of these costs, $2 million was incurred in the three months ended June 30, 2012 (three months ended June 30, 2011: $nil).

During 2011, the Company incurred severance costs of $89 million relating to the Company’s 2011 Operational Review. These costs related to approximately 1,200 positions that were eliminated.

Willis Group Holdings plc

3.    SALARIES AND BENEFITS EXPENSE (Continued)

At June 30, 2012, the Company’s severance liability under the 2011 Operational Review was:

Severance
(millions)
Balance at January 1, 2011	$—
Severance costs accrued	89
Cash payments	(64)
Foreign exchange	(1)

Balance at December 31, 2011	$24
Cash payments	(15)
Foreign exchange	—

Balance at June 30, 2012	$9

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

The following table sets out the amount of cash retention awards made and the related amortization of those awards for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(millions)
Cash retention awards made	$25	$11	$217	$206
Amortization of cash retention awards included in salaries and benefits	54	44	116	88

Unamortized cash retention awards totaled $301 million as of June 30, 2012 (December 31, 2011: $196 million; June 30, 2011: $293 million).

4.    INCOME TAXES

The tables below reflect the components of the tax charge for the three and six months ended June 30, 2012:

	Income before tax	Tax	Effective tax rate
	(millions, except percentages)
Three months ended June 30, 2012
Ordinary income taxed at estimated annual effective tax rate	$146	$(36)	25%

As reported	$146	$(36)	25%

Three months ended June 30, 2011
Ordinary income taxed at estimated annual effective tax rate	$122	$(31)	25%

As reported	$122	$(31)	25%

Notes to the financial statements

(Unaudited)

4. INCOME TAXES (Continued)

	Income before tax	Tax	Effective tax rate
	(millions, except percentages)
Six months ended June 30, 2012
Ordinary income taxed at estimated annual effective tax rate	$443	$(109)	25%

Items where tax effect is treated discretely:
Write-off of uncollectible accounts receivable balance in North America	(12)	5	41%

As reported	$431	$(104)	24%

Six months ended June 30, 2011
Ordinary income taxed at estimated annual effective tax rate	$317	$(79)	25%

Items where tax effect is treated discretely:
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	(171)	47	27%
Non-taxable gain on disposal of operations	4	—	—%

As reported	$150	$(32)	21%

For interim income tax reporting purposes, the Company generally determines its best estimate of an annual effective tax rate and applies that rate on a year-to-date basis applicable to its ordinary income. The Company's estimated annual effective tax rate excludes significant, unusual or infrequently occurring items and certain other items excluded pursuant to the US GAAP authoritative guidance where applicable. The income tax expense (or benefit) related to all other items is individually computed and recognized when the items occur.

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

At June 30, 2012, time-based and performance-based options to purchase 8.7 million and 6.9 million shares (2011: 9.9 million and 7.5 million), respectively, and 1.2 million restricted stock units (2011: 1.4 million), were outstanding.

Willis Group Holdings plc

5.    EARNINGS PER SHARE (Continued)

Basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(millions, except per share data)
Net income attributable to Willis Group Holdings	$108	$85	$333	$119

Basic average number of shares outstanding	173	172	174	172
Dilutive effect of potentially issuable shares	3	4	2	3

Diluted average number of shares outstanding	176	176	176	175

Basic earnings per share:
Continuing operations	$0.62	$0.49	$1.91	$0.69
Discontinued operations	—	—	—	—

Net income attributable to Willis Group Holdings shareholders	$0.62	$0.49	$1.91	$0.69

Dilutive effect of potentially issuable shares	(0.01)	(0.01)	(0.02)	(0.01)

Diluted earnings per share:
Continuing operations	$0.61	$0.48	$1.89	$0.68
Discontinued operations	—	—	—	—

Net income attributable to Willis Group Holdings shareholders	$0.61	$0.48	$1.89	$0.68

Options to purchase 6.5 million shares and 6.2 million shares were not included in the computation of the dilutive effect of stock options for the three and six months ended June 30, 2012 respectively because the effect was antidilutive (three and six months ended June 30, 2011: 2 million).

6.    PENSION PLANS

The components of the net periodic benefit (income) cost of the UK, US and international defined benefit plans are as follows:

	Three months ended June 30,
	UK Pension Benefits		US Pension Benefits		Intl Pension Benefits
	2012	2011	2012	2011	2012	2011
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$9	$10	$—	$—	$1	$1
Interest cost	27	27	10	11	1	2
Expected return on plan assets	(45)	(41)	(12)	(12)	(1)	(2)
Amortization of unrecognized prior service gain	(2)	(1)	—	—	—	—
Amortization of unrecognized actuarial loss	10	7	2	1	—	—

Net periodic benefit (income) cost	$(1)	$2	$—	$—	$1	$1

Notes to the financial statements

(Unaudited)

6.    PENSION PLANS (Continued)

	Six months ended June 30,
	UK Pension Benefits		US Pension Benefits		Intl Pension Benefits
	2012	2011	2012	2011	2012	2011
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$17	$19	$—	$—	$2	$2
Interest cost	54	53	20	21	3	4
Expected return on plan assets	(90)	(81)	(23)	(23)	(3)	(4)
Amortization of unrecognized prior service gain	(3)	(2)	—	—	—	—
Amortization of unrecognized actuarial loss	20	15	4	2	—	—

Net periodic benefit (income) cost	$(2)	$4	$1	$—	$2	$2

As of June 30, 2012, the Company had made cash contributions of $40 million (2011: $40 million) into the UK defined benefit pension plan, in addition to $6 million (2011: $6 million) in respect of employees’ salary sacrifice contributions. $16 million and $4 million (2011: $13 million and $4 million) of cash contributions were made to the US and international defined benefit pension plans respectively.

On March 30, 2012, the Company agreed a revised schedule of contributions with the UK pension trustee which sets out the contributions toward on-going accrual of benefits and deficit funding contributions the Company will make to the UK plan over the next six years ended December 31, 2017. Contributions in 2012 are expected to total $92 million, of which approximately $23 million relates to on-going contributions calculated as 15.9 percent of active plan members’ pensionable salaries, approximately $57 million relates to contributions towards funding the deficit and approximately $12 million relates to employees’ salary sacrifice contributions.

In addition, further contributions will be payable based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks and special dividends). In respect of 2012, any such contributions will be paid in 2013 on finalization of the calculations. Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($489 million) over the six years ended December 31, 2017.

The schedule of contributions is automatically renegotiated after three years and at any earlier time jointly agreed by the Company and the Trustee.

The Company also expects to contribute approximately $40 million to the US plan and $12 million to the international plans for the full year 2012 (inclusive of amounts contributed in the first half).

7.    COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Pensions

Changes to the Company’s pension funding obligations are set out in Note 6 – ‘Pension Plans’.

Other Contractual Obligations

In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP. As of June 30, 2012 there had been approximately $9 million of capital contributions.

In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As of June 30, 2012 there had been approximately $1 million of capital contributions.

Willis Group Holdings plc

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

The material actual or potential claims, lawsuits, and other proceedings, of which the Company is currently aware, are:

European Commission Sector Inquiry

In 2006, the European Commission (‘EC’) issued questionnaires pursuant to its Sector Inquiry (or, in respect of Norway, the European Free Trade Association Surveillance Authority (‘EFTAS’)), related to insurance business practices, including compensation arrangements for brokers, to at least 150 European brokers including our operations in nine European countries. The Company filed responses to the questionnaires. On September 25, 2007, the EC and EFTAS issued a joint report expressing concerns over potential conflicts of interest in the industry relating to remuneration and binding authorities and also over the nature of the coinsurance market.

The Company cooperated with both the EC and the EFTAS to resolve issues raised in their final joint report regarding coinsurance. In 2012, the EC has appointed Ernst & Young to conduct a review of the coinsurance market and Ernst & Young has approached one broking firm in each Member State. Three of our European subsidiaries (UK, Spain and the Netherlands) recently either met with Ernst & Young or received questionnaires from them on this matter this year. We anticipate the EC will report in late 2012 or early 2013.

Contingent Compensation Class Action

Since August 2004, the Company and HRH (along with various other brokers and insurers) have been named as defendants in purported class actions in various courts across the United States. All of these actions have been consolidated into a single action in the U.S. District Court for the District of New Jersey (‘MDL’). These actions allege that the brokers breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and participated in other improper activities. Plaintiffs seek monetary damages, including punitive damages, and certain equitable relief. In May 2011, the majority of defendants, including the Company and HRH, entered into a written settlement agreement with plaintiffs. On June 28, 2011, the Judge entered an Order granting preliminary approval to the settlement agreement. A total of 84 members of the class have opted out of the settlement. The Court approved the settlement on March 30, 2012. The amount of the settlement paid by the Company and HRH is immaterial and was previously reserved. On April 12, 2012, one member of the settlement class filed an appeal to the United States Court of Appeals for the Third Circuit from the District Court’s Final Order Approving Settlement. The briefing schedule for this appeal has not yet been set.

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

Willis Group Holdings plc

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

On October 28, 2011, the plaintiffs in Troice filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Subsequently, Troice, Roland and a third action captioned Troice, et al. v. Proskauer Rose LLP, Civil Action No. 3:09-CV-01600-N, which also was dismissed on the grounds set forth in the Roland decision discussed above and on appeal to the U.S. Court of Appeals for the Fifth Circuit, were consolidated for purposes of briefing and oral argument. Following the completion of briefing and oral argument, on March 19, 2012, the Fifth Circuit reversed and remanded the actions. On April 2, 2012, the defendants-appellees filed petitions for rehearing en banc. On April 19, 2012, the petitions for rehearing en banc were denied. On July 18, 2012, defendants-appellees filed a petition for writ of certiorari with the United States Supreme Court regarding the Fifth Circuit’s reversal in Troice.

Additional actions could be brought in the future by other investors in certificates of deposit issued by Stanford and its affiliates. The Company disputes these allegations and intends to defend itself vigorously against these actions. The outcomes of these actions, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

Regulatory Investigation

Given the increased interest expressed by US and UK regulators in the effectiveness of compliance controls relating to financial crime in our market sector in particular, we began a voluntary internal review of our policies and controls four years ago. This review included analysis and advice from external experts on best practices, review of public regulatory decisions, and discussions with government regulators in the US and UK. In addition, during 2010 and 2011 the UK Financial Services Authority (the ‘FSA’) conducted an investigation of Willis Limited’s, our UK brokerage subsidiary, compliance systems and controls between 2005 and 2009. On July 21, 2011, we and the FSA announced a settlement under which the FSA concluded its investigation by assessing a £7 million ($11 million) fine on Willis Limited for lapses in its implementation and documentation of its controls to counter the risks of improper payments being made to non-FSA authorized overseas third parties engaged to help win business, particularly in high risk jurisdictions. Our discussions with US regulators have concluded with no enforcement action.

Notes to the financial statements

(Unaudited)

7.    COMMITMENTS AND CONTINGENCIES (Continued)

As a result of the FSA settlement, we are conducting a further internal review of all payments made between 2005 and 2009. We do not believe that this further internal review will result in any material fines or sanctions, but there can be no assurance that any resolution will not have an adverse impact on our ability to conduct our business in certain jurisdictions. While we believe that our current systems and controls are adequate and in accordance with all applicable laws and regulations, we cannot assure that such systems and controls will prevent any violations of applicable laws and regulations.

8.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Fair Value of Derivative Financial Instruments

In addition to the note below, see Note 9 — ‘Fair Value Measurement’ — for information about the fair value hierarchy of derivatives.

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

In order to manage interest rate risk arising from these financial assets, the Company entered into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest denominated in the various currencies related to the short-term investments. The use of interest rate contracts essentially converted groups of short-term variable rate investments to fixed rates. The fair value of these contracts was recorded in other assets and other liabilities. For contracts that qualified as cash flow hedges for accounting purposes, the effective portions of changes in fair value were recorded as a component of other comprehensive income, to the extent that the hedge relationships are highly effective.

As disclosed in Item 7A — ‘Quantitative and Qualitative Disclosures about Market Risk’ on Form 10-K for the year ended December 31, 2011, the Company stopped entering into any new hedging transactions relating to interest rate risk from investments, given the current flat yield curve environment. Further to this, during second quarter 2012, the Company closed out its legacy position for these interest rate swap contracts.

The fair value of these swaps at the close out date was $16 million, representing a cash settlement amount on termination. In connection with the terminated swaps, the Company retained a gain of $15 million in other comprehensive income as the forecasted short-term investment transactions in relation to which the swaps qualified as cash flow hedges are still considered probable. These amounts will be reclassified into earnings consistent with when the forecasted swap transactions would have affected earnings. We expect approximately $3 million of the gain to be recognized in the income statement in the remainder of 2012.

At June 30, 2012, the Company had no derivative financial instruments that were designated as cash flow hedges of interest rate risk on investments.

Willis Group Holdings plc

8.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Interest Rate Risk — Interest Expense

The Company has debt consisting of $2,050 million fixed rate senior notes and $295 million under a 5-year term loan facility. The Company also has access to $520 million under two revolving credit facilities; as of June 30, 2012, $50 million was drawn on these facilities.

The 5-year term loan facility bears interest at LIBOR plus 1.50%. Drawings under the revolving $500 million credit facility bear interest at LIBOR plus 1.50%. These margins apply while the Company’s debt rating remains BBB-/Baa3. Should the Company’s debt rating change, then the margin will change in accordance with the credit facilities agreements. The fixed rate senior notes bear interest at various rates as detailed in Note 14 — ‘Debt’.

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

At June 30, 2012 and December 31, 2011, the Company’s interest rate swaps were all designated as hedging instruments.

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

At June 30, 2012 and December 31, 2011, the Company’s foreign currency contracts were all designated as hedging instruments except for those relating to short-term cash flows in its London market operations.

Notes to the financial statements

(Unaudited)

8.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for Pounds sterling in the case of US dollars and US dollars for Euro and Japanese yen.

	Sell(i)	Fair value
	(millions)
US dollar	$156	$1
Euro	38	(1)
Japanese yen	90	7

(i)	Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

In addition to forward exchange contracts we undertake short-term foreign exchange swaps for liquidity purposes, these are not designated as hedges and do not qualify for hedge accounting. Both the fair value and the year to date gain/loss at June 30, 2012 and December 31, 2011 were immaterial.

Derivative Financial Instruments

The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at June 30, 2012 and December 31, 2011:

		Fair value
Derivative financial instruments designated as hedging instruments:	Balance sheet classification	June 30, 2012	December 31, 2011
		(millions)
Assets:
Interest rate swaps (cash flow hedges)	Other assets	$—	$15
Interest rate swaps (fair value hedges)	Other assets	24	26
Forward exchange contracts	Other assets	10	11

Total derivatives designated as hedging instruments		$34	$52

Liabilities:
Interest rate swaps (cash flow hedges)	Other liabilities	—	—
Forward exchange contracts	Other liabilities	3	11

Total derivatives designated as hedging instruments		$3	$11

Willis Group Holdings plc

8.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Cash Flow Hedges

The table below presents the effects of gains/(losses) on derivative financial instruments in cash flow hedging relationships on the consolidated statements of comprehensive income and the consolidated statements of equity for the three and six months ended June 30, 2012 and 2011:

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in OCI(i) (effective element)	Location of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Amount of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Location of gain (loss) recognized in income (ineffective hedges and ineffective element of effective hedges)	Amount of gain (loss) recognized in income (ineffective hedges and ineffective element of effective hedges)
	(millions)		(millions)		(millions)

Three months ended June 30, 2012

Interest rate swaps	$5	Investment income	$(5)	Other operating expenses	$—

Forward exchange contracts	4	Other operating expenses	(2)	Interest expense	(1)

Total	$9		$(7)		$(1)

Three months ended June 30, 2011

Interest rate swaps	$6	Investment income	$(4)	Other operating expenses	$—

Forward exchange contracts	(7)	Other operating expenses	—	Interest expense	—

Total	$(1)		$(4)		$—

Six months ended June 30, 2012

Interest rate swaps	$3	Investment income	$(3)	Other operating expenses	$—

Forward exchange contracts	7	Other operating expenses	—	Interest expense	—

Total	$10		$(3)		$—

Six months ended June 30, 2011

Interest rate swaps	$4	Investment income	$(8)	Other operating expenses	$—

Forward exchange contracts	(5)	Other operating expenses	(1)	Interest expense	1

Total	$(1)		$(9)		$1

Amounts above shown gross of tax.

(i)	Other Comprehensive Income

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

Notes to the financial statements

(Unaudited)

8.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

At June 30, 2012 the Company estimates there will be $12 million of net derivative gains reclassified from accumulated comprehensive income into earnings within the next twelve months.

Fair Value Hedges

The table below presents the effects of derivative financial instruments in fair value hedging relationships on the consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011.

Derivatives in fair value hedging relationships	Hedged item in fair value hedging relationship	Gain (loss) recognized for derivative	Gain (loss) recognized for hedged item	Ineffectiveness recognized in interest expense
		(millions)
Three months ended June 30, 2012
Interest rate swaps	5.625% senior notes due 2015	$—	$(1)	$(1)

Three months ended June 30, 2011
Interest rate swaps	5.625% senior notes due 2015	$(6)	$6	$—

Six months ended June 30, 2012
Interest rate swaps	5.625% senior notes due 2015	$—	$(1)	$(1)

Six months ended June 30, 2011
Interest rate swaps	5.625% senior notes due 2015	$5	$(4)	$(1)

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

9.    FAIR VALUE MEASUREMENT

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2012
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Cash and cash equivalents	$407	$—	$—	$407
Fiduciary funds (included within Fiduciary assets)	1,913	—	—	1,913
Derivative financial instruments	—	34	—	34

Total assets	$2,320	$34	$—	$2,354

Liabilities at fair value:
Derivative financial instruments	$—	$3	$—	$3
Changes in fair value of hedged debt(i)	—	21	—	21

Total liabilities	$—	$24	$—	$24

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

Willis Group Holdings plc

9.    FAIR VALUE MEASUREMENT (Continued)

	December 31, 2011
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Cash and cash equivalents	$436	$—	$—	$436
Fiduciary funds (included within Fiduciary assets)	1,688	—	—	1,688
Derivative financial instruments	—	52	—	52

Total assets	$2,124	$52	$—	$2,176

Liabilities at fair value:
Derivative financial instruments	$—	$11	$—	$11
Changes in fair value of hedged debt(i)	—	20	—	20

Total liabilities	$—	$31	$—	$31

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

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

	June 30, 2012		December 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Assets:
Cash and cash equivalents	$407	$407	$436	$436
Fiduciary funds (included within Fiduciary assets)	1,913	1,913	1,688	1,688
Derivative financial instruments	34	34	52	52
Liabilities:
Short-term debt	$14	$14	$15	$15
Long-term debt	2,397	2,543	2,354	2,499
Derivative financial instruments	3	3	11	11

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

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2012 and the year ended December 31, 2011 are as follows:

	Global	North America	International	Total
	(millions)
Balance at January 1, 2011	$1,063	$1,783	$448	$3,294
Purchase price allocation adjustments	—	—	2	2
Goodwill acquired during the year	—	—	10	10
Goodwill disposed of during the year	—	(3)	—	(3)
Other movements (i) (ii)	60	2	(61)	1
Foreign exchange	(1)	—	(8)	(9)

Balance at December 31, 2011	$1,122	$1,782	$391	$3,295
Purchase price allocation adjustments	—	—	3	3
Goodwill acquired during the period	—	—	3	3
Foreign exchange	1	—	(4)	(3)

Balance at June 30, 2012	$1,123	$1,782	$393	$3,298

(i)	North America — $nil (2011: $1 million) tax benefit arising on the exercise of fully vested HRH stock options which were issued as part of the acquisition of HRH in 2008.
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

11.    OTHER INTANGIBLE ASSETS, NET

Other intangible assets are classified into the following categories:

•	‘Customer and Marketing Related’, including:

•	client relationships;
•	client lists;
•	non-compete agreements;
•	trade names; and

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.

Willis Group Holdings plc

11.    OTHER INTANGIBLE ASSETS, NET (Continued)

The major classes of amortizable intangible assets are as follows:

	June 30, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(millions)
Customer and Marketing Related:
Client Relationships	$688	$(301)	$387	$686	$(269)	$417
Client Lists	6	(4)	2	8	(7)	1
Non-compete Agreements	36	(36)	—	36	(36)	—
Trade Names	11	(10)	1	11	(10)	1

Total Customer and Marketing Related	741	(351)	390	741	(322)	419

Contract based, Technology and Other	4	(3)	1	4	(3)	1

Total amortizable intangible assets	$745	$(354)	$391	$745	$(325)	$420

The aggregate amortization of intangible assets for the six months ended June 30, 2012 was $30 million (six months ended June 30, 2011: $34 million), of which $15 million was recognized in the three months ended June 30, 2012 (three months ended June 30, 2011: $17 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total
	(millions)
Amortization of intangible assets	$30	$52	$46	$38	$33	$192	$391

12.    OTHER ASSETS

An analysis of other assets is as follows:

	June 30, 2012	December 31, 2011
	(millions)
Other current assets
Unamortized cash retention awards	$170	$120
Prepayments and accrued income	48	45
Income tax receivable	37	30
Derivatives	8	14
Debt issuance costs	3	3
Other receivables	43	47

Total other current assets	$309	$259

Other non-current assets
Unamortized cash retention awards	$131	$76
Deferred compensation plan assets	114	89
Derivatives	26	38
Prepayments and accrued income	22	28
Debt issuance costs	14	15
Other receivables	53	37

Total other non-current assets	$360	$283

Total other assets	$669	$542

Notes to the financial statements

(Unaudited)

13.    OTHER LIABILITIES

An analysis of other liabilities is as follows:

	June 30, 2012	December 31, 2011
	(millions)
Other current liabilities
Accounts payable	$66	$59
Accrued dividends payable	47	46
Other taxes payable	52	45
Accrued interest payable	36	37
Derivatives	2	7
Other payables	94	88

Total other current liabilities	$297	$282

Other non-current liabilities
Incentives from lessors	$170	$165
Deferred compensation plan liability	119	106
Capital lease obligation	27	26
Other payables	65	66

Total other non-current liabilities	$381	$363

Total other liabilities	$678	$645

14.    DEBT

Short-term debt and current portion of the long-term debt consists of the following:

	June 30, 2012	December 31, 2011
	(millions)
Current portion of 5-year term loan facility expires 2016	$14	$11
6.000% loan notes due 2012	—	4

	$14	$15

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
	(millions)
5-year term loan facility expires 2016	$281	$289
Revolving $500 million credit facility	50	—
5.625% senior notes due 2015	350	350
Fair value adjustment on 5.625% senior notes due 2015	21	20
4.125% senior notes due 2016	299	299
6.200% senior notes due 2017	600	600
7.000% senior notes due 2019	300	300
5.750% senior notes due 2021	496	496

	$2,397	$2,354

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

Willis Group Holdings plc

14.    DEBT (Continued)

The 5-year term loan facility expiring 2016 bears interest at LIBOR plus 1.50% and is repayable in quarterly installments and a final repayment of $225 million is due in the fourth quarter of 2016. Drawings under the new revolving $500 million credit facility bear interest at LIBOR plus 1.50% and the facility expires on December 16, 2016. As of June 30, 2012 $50 million was outstanding under the revolving credit facility. These margins apply while the Company’s debt rating remains BBB-/Baa3.

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

15.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Six months ended June 30,
	2012	2011
	(millions)
Supplemental disclosures of cash flow information:
Cash payments (receipts) for income taxes, net	$21	$(24)
Cash payments for interest	57	62

Supplemental disclosures of non-cash flow investing and financing activities:
Write-off of unamortized debt issuance costs	$—	$(13)

Acquisitions:
Fair value of assets acquired	$—	$2
Less: Liabilities assumed	—	—

Net assets acquired, net of cash acquired	$—	$2

16.    COMPREHENSIVE INCOME

a)	The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(millions)
Net income	$110	$89	$342	$131
Other comprehensive income, net of tax:
Foreign currency translation adjustment (net of tax of $nil, $nil, $nil and $nil)	(49)	25	(14)	66
Pension funding adjustment (net of tax of $(7) million, $nil, $(4) million and $(1) million)	16	—	9	(5)
Net gain (loss) on derivative instruments (net of tax of $(1) million, $1 million, $(2) million and $3 million)	1	(4)	5	(7)

Other comprehensive income (net of tax of $(8) million, $1 million, $(6) million and $2 million)	(32)	21	—	54

Comprehensive income	78	110	342	185
Noncontrolling interest	(1)	(4)	(9)	(13)

Comprehensive income attributable to Willis Group Holdings	$77	$106	$333	$172

Notes to the financial statements

(Unaudited)

16.    COMPREHENSIVE INCOME (Continued)

b)	The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30, 2012	December 31, 2011
	(millions)
Net foreign currency translation adjustment	$(97)	$(83)
Pension funding adjustment	(666)	(675)
Net unrealized gain on derivative instruments	16	11

Accumulated other comprehensive loss	$(747)	$(747)
Noncontrolling interest	3	3

Accumulated other comprehensive loss, attributable to Willis Group Holdings, net of tax	$(744)	$(744)

17.    EQUITY AND NONCONTROLLING INTERESTS

The components of stockholders’ equity and noncontrolling interests are as follows:

	June 30, 2012			June 30, 2011
	Willis Group Holdings stockholders	Noncontrolling interests	Total equity	Willis Group Holdings stockholders	Noncontrolling interests	Total equity
	(millions)
Balance at beginning of period	$2,486	$31	$2,517	$2,577	$31	$2,608
Comprehensive income:
Net income	333	9	342	119	12	131
Other comprehensive income, net of tax	—	—	—	53	1	54

Comprehensive income	333	9	342	172	13	185
Dividends	(94)	(11)	(105)	(90)	(12)	(102)
Additional paid-in capital	18	—	18	48	—	48
Repurchase of shares(i)	(56)	—	(56)	—	—	—
Additional noncontrolling interests	—	1	1	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	(6)	(6)	—	—	—

Balance at end of period	$2,687	$24	$2,711	$2,707	$32	$2,739

(i)	Based on settlement date we repurchased 1,579,849 shares at an average price of $35.31 in the six months ended June 30, 2012.

The effects of changes in Willis Group Holdings ownership interest in its subsidiaries on equity are as follows:

	June 30, 2012	June 30, 2011
	(millions)
Net income attributable to Willis Group Holdings	$333	$119
Transfers from noncontrolling interest:
Decrease in Willis Group Holdings paid-in capital for purchase of noncontrolling interests	(23)	—
Increase in Willis Group Holdings paid-in capital for sale of noncontrolling interests	2	—

Net transfers to noncontrolling interests	(21)	—

Change from net income attributable to Willis Group Holdings and transfers from noncontrolling interests	$312	$119

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

The Company evaluates the performance of its segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, the following items for which segmental management are not held accountable are excluded from segmental expenses:

(i)	costs of the holding company;

(ii)	foreign exchange hedging activities, foreign exchange movements on the UK pension plan asset, foreign exchange gains and losses from currency purchases and sales, and foreign exchange movements on internal exposures;

(iii)	amortization of intangible assets;

(iv)	gains and losses on the disposal of operations;

(v)	significant legal and regulatory settlements which are managed centrally;

(vi)	costs associated with the 2011 Operational Review; and

(vii)	write-off of uncollectible accounts receivable balance and associated legal fees arising in a stand-alone business due to fraudulent overstatement of commissions and fees.

The accounting policies of the segments are consistent with those described in Note 2 — ‘Basis of Presentation and Significant Accounting Policies’ — to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.

Selected information regarding the Company’s segments is as follows:

	Three months ended June 30, 2012
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$282	$1	$—	$283	$6	$94	$—
North America	314	1	—	315	8	48
International	241	3	—	244	5	40	(1)

Total Retail	555	4	—	559	13	88	(1)

Total Segments	837	5	—	842	19	182	(1)
Corporate and Other(i)	—	—	—	—	15	(3)	—

Total Consolidated	$837	$5	$—	$842	$34	$179	$(1)

Notes to the financial statements

(Unaudited)

18.    SEGMENT INFORMATION (Continued)

	Three months ended June 30, 2011
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$269	$3	$—	$272	$5	$88	$—
North America	326	1	1	328	3	61	—
International	257	4	—	261	10	56	(3)

Total Retail	583	5	1	589	13	117	(3)

Total Segments	852	8	1	861	18	205	(3)
Corporate and Other(i)	—	—	—	—	18	(49)	—

Total Consolidated	$852	$8	$1	$861	$36	$156	$(3)

(i)	See the following table for an analysis of the ‘Corporate and Other’ line.

	Three months ended June 30,
	2012	2011
	(millions)
Amortization of intangible assets	$(15)	$(17)
Foreign exchange hedging	—	1
Foreign exchange on the UK pension plan asset	(2)	—
2011 Operational Review	—	(18)
FSA Regulatory settlement	—	(11)
Insurance recovery(a)	5	—
Other(b)	9	(4)

Total Corporate and Other	$(3)	$(49)

(a)

Insurance recovery, recorded in Other operating expenses, related to a previously disclosed fraudulent activity in a stand-alone North America business, as discussed in the ‘Write-off of uncollectible accounts, receivable balance in North America and associated legal fees’ footnote (a) below.

(b)	In second quarter 2011, Other includes $6 million of the $9 million total benefit from the release of funds and reserves related to potential legal liabilities ..

	Six months ended June 30, 2012
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$652	$3	$—	$655	$13	$273	$—
North America	660	1	3	664	16	130	—
International	530	6	—	536	9	121	14

Total Retail	1,190	7	3	1,200	25	251	14

Total Segments	1,842	10	3	1,855	38	524	14
Corporate and Other(i)	—	—	—	—	30	(28)	—

Total Consolidated	$1,842	$10	$3	$1,855	$68	$496	$14

Willis Group Holdings plc

18.    SEGMENT INFORMATION (Continued)

	Six months ended June 30, 2011
	Commissions and fees	Investment income	Other Income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$626	$6	$—	$632	$9	$264	$—
North America	682	3	1	686	10	146	—
International	543	7	—	550	15	142	13

Total Retail	1,225	10	1	1,236	25	288	13

Total Segments	1,851	16	1	1,868	34	552	13
Corporate and Other(i)	—	—	—	—	39	(157)	—

Total Consolidated	$1,851	$16	$1	$1,868	$73	$395	$13

(i)	See the following table for an analysis of the ‘Corporate and Other’ line.

	Six months ended June 30,
	2012	2011
	(millions)
Amortization of intangible assets	$(30)	$(34)
Foreign exchange hedging	2	2
Foreign exchange on the UK pension plan asset	(1)	1
Net gain on disposal of operations	—	4
2011 Operational Review	—	(115)
FSA Regulatory settlement	—	(11)
Write-off of uncollectible accounts receivable balance in North America and associated legal fees(a)	(13)	—
Insurance recovery(b)	5	—
Other(c)	9	(4)

Total Corporate and Other	$(28)	$(157)

(a)

In early 2012 the Company identified an uncollectible accounts receivable balance of approximately $28 million in a stand-alone business unit due to fraudulent overstatements of Commissions and fees. For the year ended December 31, 2011, the Company recorded an estimate of the misstatement of Commissions and fees from prior periods by recognizing in the fourth quarter of 2011 a $22 million charge to Other operating expenses to write off the uncollectible receivable at January 1, 2011, see Note 27 of our Financial Statements in the Company’s 2011 Annual Report on Form 10-K, and by reversing the $6 million balance of Commissions and Fees which had been recorded during 2011.

The Company concluded its internal investigation into these matters in the three months ended March 31, 2012 and identified an additional $12 million in fraudulent overstatement of Commissions and fees, and has corrected the additional misstatement by recognizing a $13 million charge (including legal expenses) to Other operating expenses in the first quarter of 2012. The above amount represents the additional charge taken.

(b)	Insurance recovery, recorded in Other operating expenses, related to a previously disclosed fraudulent activity in a stand-alone North America business, discussed above.

(c)	In second quarter 2011, Other includes $6 million of the $9 million total benefit from the release of funds and reserves related to potential legal liabilities.

The following table reconciles total consolidated operating income, as disclosed in the segment tables above, to consolidated income before income taxes and interest in earnings of associates:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(millions)
Total consolidated operating income	$179	$156	$496	$395
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	—	—	(171)
Interest expense	(33)	(34)	(65)	(74)

Income before income taxes and interest in earnings of associates	$146	$122	$431	$150

Notes to the financial statements

(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

Willis North America Inc. (‘Willis North America’) has $350 million senior notes outstanding that were issued on July 1, 2005. Willis North America issued a further $600 million of senior notes on March 28, 2007 and $300 million on September 29, 2009. All direct obligations under the senior notes were jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc and Willis Group Limited, collectively the ‘Other Guarantors’, and with Willis Group Holdings, the ‘Guarantor Companies’.

The debt securities that were issued by Willis North America and guaranteed by the entities described above, and for which the disclosures set forth below relate and are required under applicable SEC rules, were issued under an effective registration statement.

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

The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as at June 30, 2012 of Willis Group Holdings, the Other Guarantors and the Issuer. Investments in subsidiaries in the unaudited condensed consolidating balance sheet for Other represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.

The entities included in the Other Guarantors column as of June 30, 2012 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, Trinity Acquisition plc, TA I Limited and Willis Group Limited.

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$837	$—	$837
Investment income	—	3	—	5	(3)	5
Other income	—	—	—	—	—	—

Total revenues	—	3	—	842	(3)	842

EXPENSES
Salaries and benefits	—	—	(6)	(494)	—	(500)
Other operating expenses	(10)	(2)	(33)	(87)	3	(129)
Depreciation expense	—	(1)	(4)	(14)	—	(19)
Amortization of intangible assets	—	—	—	(19)	4	(15)
Net loss on disposal of operations	—	—	—	(7)	7	—

Total expenses	(10)	(3)	(43)	(621)	14	(663)

OPERATING (LOSS) INCOME	(10)	—	(43)	221	11	179
Investment income from Group undertakings	—	93	66	19	(178)	—
Interest expense	(10)	(64)	(37)	(73)	151	(33)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(20)	29	(14)	167	(16)	146
Income taxes	5	1	5	(41)	(6)	(36)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(15)	30	(9)	126	(22)	110
Interest in earnings of associates, net of tax	—	—	—	(3)	2	(1)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(15)	30	(9)	123	(20)	109
Discontinued operations, net of tax	—	—	—	1	—	1

NET (LOSS) INCOME	(15)	30	(9)	124	(20)	110
Less: Net income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	123	92	18	—	(233)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$108	$122	$9	$122	$(253)	$108

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$77	$94	$12	$78	$(184)	$77

Notes to the financial statements

(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$852	$—	$852
Investment income	—	3	1	7	(3)	8
Other income	—	—	—	24	(23)	1

Total revenues	—	3	1	883	(26)	861

EXPENSES
Salaries and benefits	—	—	(21)	(501)	17	(505)
Other operating expenses	—	1	(27)	(140)	2	(164)
Depreciation expense	—	—	(3)	(16)	—	(19)
Amortization of intangible assets	—	—	—	(22)	5	(17)

Total expenses	—	1	(51)	(679)	24	(705)

OPERATING INCOME (LOSS)	—	4	(50)	204	(2)	156
Investment income from Group undertakings	1	137	110	40	(288)	—
Interest expense	(10)	(60)	(37)	(102)	175	(34)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	81	23	142	(115)	122
Income taxes	2	2	1	(39)	3	(31)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(7)	83	24	103	(112)	91
Interest in earnings of associates, net of tax	—	—	—	(5)	2	(3)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(7)	83	24	98	(110)	88
Discontinued operations, net of tax	—	—	—	1	—	1

NET (LOSS) INCOME	(7)	83	24	99	(110)	89
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
EQUITY ACCOUNT FOR SUBSIDIARIES	92	9	(42)	—	(59)	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$85	$92	$(18)	$95	$(169)	$85

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$106	$112	$(17)	$115	$(210)	$106

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,842	$—	$1,842
Investment income	—	6	—	10	(6)	10
Other income	—	—	—	96	(93)	3

Total revenues	—	6	—	1,948	(99)	1,855

EXPENSES
Salaries and benefits	(1)	—	(22)	(983)	—	(1,006)
Other operating expenses	(7)	1	(55)	(228)	4	(285)
Depreciation expense	—	(1)	(7)	(30)	—	(38)
Amortization of intangible assets	—	—	—	(36)	6	(30)
Net loss on disposal of operations	—	—	—	(23)	23	—

Total expenses	(8)	—	(84)	(1,300)	33	(1,359)

OPERATING (LOSS) INCOME	(8)	6	(84)	648	(66)	496
Investment income from Group undertakings	—	186	130	14	(330)	—
Interest expense	(21)	(127)	(74)	(142)	299	(65)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(29)	65	(28)	520	(97)	431
Income taxes	7	3	10	(117)	(7)	(104)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(22)	68	(18)	403	(104)	327
Interest in earnings of associates, net of tax	—	—	—	10	4	14

(LOSS) INCOME FROM CONTINUING OPERATIONS	(22)	68	(18)	413	(100)	341
Discontinued operations, net of tax	—	—	—	1	—	1

NET (LOSS) INCOME	(22)	68	(18)	414	(100)	342
Less: Net income attributable to noncontrolling interests	—	—	—	(9)	—	(9)
EQUITY ACCOUNT FOR SUBSIDIARIES	355	285	53	—	(693)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$333	$353	$35	$405	$(793)	$333

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$333	$354	$39	$421	$(814)	$333

Notes to the financial statements

(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,851	$—	$1,851
Investment income	—	6	1	15	(6)	16
Other income	—	—	—	24	(23)	1

Total revenues	—	6	1	1,890	(29)	1,868

EXPENSES
Salaries and benefits	—	—	(35)	(1,079)	26	(1,088)
Other operating expenses	1	25	(58)	(287)	3	(316)
Depreciation expense	—	—	(7)	(32)	—	(39)
Amortization of intangible assets	—	—	—	(39)	5	(34)
Net gain on disposal of operations	—	—	—	6	(2)	4

Total expenses	1	25	(100)	(1,431)	32	(1,473)

OPERATING INCOME (LOSS)	1	31	(99)	459	3	395
Investment income from Group undertakings	35	218	173	33	(459)	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—	—	—	(171)
Interest expense	(12)	(125)	(73)	(208)	344	(74)

INCOME (LOSS) BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	24	(47)	1	284	(112)	150
Income taxes	2	45	14	(89)	(4)	(32)

INCOME (LOSS) BEFORE INTEREST IN EARNINGS OF ASSOCIATES	26	(2)	15	195	(116)	118
Interest in earnings of associates, net of tax	—	—	—	9	4	13

INCOME (LOSS) FROM CONTINUING OPERATIONS	26	(2)	15	204	(112)	131

NET INCOME (LOSS)	26	(2)	15	204	(112)	131
Less: Net income attributable to noncontrolling interests	—	—	—	(12)	—	(12)
EQUITY ACCOUNT FOR SUBSIDIARIES	93	133	(37)	—	(189)	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$119	$131	$(22)	$192	$(301)	$119

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$172	$179	$(21)	$239	$(397)	$172

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at June 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—	$—	$407	$—	$407
Accounts receivable, net	1	—	9	984	28	1,022
Fiduciary assets	—	—	—	11,628	(666)	10,962
Deferred tax assets	—	—	—	14	12	26
Other current assets	8	97	13	329	(138)	309

Total current assets	9	97	22	13,362	(764)	12,726

Investments in subsidiaries	(677)	4,061	1,337	3,822	(8,543)	—
Amounts owed by (to) Group undertakings	4,207	(4,614)	665	(258)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	9	59	361	(1)	428
Goodwill	—	—	—	1,707	1,591	3,298
Other intangible assets, net	—	—	—	493	(102)	391
Investments in associates	—	—	—	(38)	215	177
Deferred tax assets	—	1	—	9	9	19
Pension benefits asset	—	—	—	209	—	209
Other non-current assets	5	132	52	297	(126)	360

Total non-current assets	5	142	111	3,038	1,586	4,882

TOTAL ASSETS	$3,544	$(314)	$2,135	$19,964	$(7,721)	$17,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$11,628	$(666)	$10,962
Deferred revenue and accrued expenses	2	—	—	275	(1)	276
Income taxes payable	—	59	—	95	(74)	80
Short-term debt and current portion of long-term debt	—	14	—	—	—	14
Deferred tax liabilities	—	2	1	4	13	20
Other current liabilities	60	6	50	225	(44)	297

Total current liabilities	62	81	51	12,227	(772)	11,649

NON-CURRENT LIABILITIES
Long-term debt	795	331	1,271	—	—	2,397
Liabilities for pension benefits	—	—	—	249	—	249
Deferred tax liabilities	—	—	41	(13)	10	38
Provisions for liabilities	—	—	—	187	(4)	183
Other non-current liabilities	—	2	9	370	—	381

Total non-current liabilities	795	333	1,321	793	6	3,248

TOTAL LIABILITIES	$857	$414	$1,372	$13,020	$(766)	$14,897

(continued on next page)

Notes to the financial statements

(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As at June 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,687	(728)	763	6,920	(6,955)	2,687
Noncontrolling interests	—	—	—	24	—	24

Total equity	2,687	(728)	763	6,944	(6,955)	2,711

TOTAL LIABILITIES AND EQUITY	$3,544	$(314)	$2,135	$19,964	$(7,721)	$17,608

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—	$163	$273	$—	$436
Accounts receivable, net	2	—	3	877	28	910
Fiduciary assets	—	—	—	9,941	(603)	9,338
Deferred tax assets	—	1	—	43	—	44
Other current assets	1	52	21	271	(86)	259

Total current assets	3	53	187	11,405	(661)	10,987

Investments in subsidiaries	(1,023)	3,778	1,482	3,848	(8,085)	—
Amounts owed by (to) Group undertakings	4,354	(4,716)	476	(114)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	4	59	345	(2)	406
Goodwill	—	—	—	1,704	1,591	3,295
Other intangible assets, net	—	—	—	435	(15)	420
Investments in associates	—	—	—	(45)	215	170
Deferred tax assets	—	—	—	22	—	22
Pension benefits asset	—	—	—	145	—	145
Other non-current assets	5	170	43	192	(127)	283

Total non-current assets	5	174	102	2,798	1,662	4,741

TOTAL ASSETS	$3,339	$(711)	$2,247	$17,937	$(7,084)	$15,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$9,941	$(603)	$9,338
Deferred revenue and accrued expenses	2	—	—	318	—	320
Income taxes payable	—	40	—	30	(55)	15
Short-term debt and current portion of long-term debt	—	11	—	4	—	15
Deferred tax liabilities	—	—	1	25	—	26
Other current liabilities	56	11	57	185	(27)	282

Total current liabilities	58	62	58	10,503	(685)	9,996

NON-CURRENT LIABILITIES
Long-term debt	795	289	1,270	—	—	2,354
Liabilities for pension benefits	—	—	—	270	—	270
Deferred tax liabilities	—	5	35	(9)	1	32
Provisions for liabilities	—	—	—	198	(2)	196
Other non-current liabilities	—	9	9	345	—	363

Total non-current liabilities	795	303	1,314	804	(1)	3,215

TOTAL LIABILITIES	$853	$365	$1,372	$11,307	$(686)	$13,211

(continued on next page)

Notes to the financial statements

(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As at December 31, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,486	(1,076)	875	6,599	(6,398)	2,486
Noncontrolling interests	—	—	—	31	—	31

Total equity	2,486	(1,076)	875	6,630	(6,398)	2,517

TOTAL LIABILITIES AND EQUITY	$3,339	$(711)	$2,247	$17,937	$(7,084)	$15,728

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

NET CASH (USED IN) PROVIDED BY CONTINUING OPERATING ACTIVITIES	$(25)	$59	$35	$142	$(53)	$158

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	5	—	5
Additions to fixed assets	—	(5)	(7)	(51)	—	(63)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(4)	—	(4)
Acquisitions of investments in associates	—	—	—	—	—	—
Payments to acquire other investments	—	—	—	(4)	—	(4)

Net cash used in continuing investing activities	—	(5)	(7)	(54)	—	(66)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	50	—	—	—	50
Repayments of debt	—	(5)	—	(4)	—	(9)
Repurchase of shares	(56)	—	—	—	—	(56)
Proceeds from issue of shares	23	—	—	—	—	23
Amounts owed by and (to) Group undertakings	151	(99)	(191)	139	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	(93)	—	—	(53)	53	(93)
Proceeds from sale of noncontrolling interests	—	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	—	(29)	—	(29)
Dividends paid to noncontrolling interests	—	—	—	(10)	—	(10)

Net cash provided by (used in) continuing financing activities	25	(54)	(191)	47	53	(120)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	—	(163)	135	—	(28)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	(1)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	163	273	—	436

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$407	$—	$407

Notes to the financial statements

(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	$3	$76	$54	$140	$(147)	$126

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	5	—	5
Additions to fixed assets	—	—	(13)	(34)	—	(47)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(4)	—	(4)
Acquisitions of investments in associates	—	—	—	(2)	—	(2)
Payments to acquire other investments	—	—	—	(4)	—	(4)

Net cash used in continuing investing activities	—	—	(13)	(39)	—	(52)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	(90)	—	—	(90)
Senior notes issued	794	—	—	—	—	794
Debt issuance costs	(7)	—	—	—	—	(7)
Repayments of debt	—	(500)	(55)	—	—	(555)
Make-whole on repurchase and redemption of senior notes	—	(158)	—	—	—	(158)
Proceeds from issue of shares	42	—	—	—	—	42
Amounts owed by and (to) Group undertakings	(742)	590	115	37	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	4	—	4
Dividends paid	(90)	—	—	(147)	147	(90)
Acquisition of noncontrolling interests	—	(8)	—	(1)	—	(9)
Dividends paid to noncontrolling interests	—	—	—	(12)	—	(12)

Net cash used in continuing financing activities	(3)	(76)	(30)	(119)	147	(81)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	11	(18)	—	(7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	8	—	8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	76	240	—	316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$87	$230	$—	$317

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

On March 17, 2011, the Company issued senior notes totaling $800 million in a registered public offering. These debt securities are issued by Willis Group Holdings (‘Holdings Debt Securities’) and are guaranteed by certain of the Company’s subsidiaries. Therefore, the Company is providing the condensed consolidating financial information below. The following 100 percent directly or indirectly owned subsidiaries fully and unconditionally guarantee the Holdings Debt Securities on a joint and several basis: Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America (the ‘Guarantors’).

The guarantor structure described above differs from the existing guarantor structure associated with the senior notes issued by Willis North America (the ‘Willis North America Debt Securities’) (and for which unaudited condensed consolidating financial information is presented in Note 19) in that Willis Group Holdings is the Parent Issuer and Willis North America is a subsidiary guarantor.

Presented below is condensed consolidating financial information for:

(i)	Willis Group Holdings, which is the Parent Issuer;

(ii)	the Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent;

(iii)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(iv)	Consolidating adjustments; and

(v)	the Consolidated Company.

The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as at June 30, 2012 of Willis Group Holdings and the Guarantors. Investments in subsidiaries in the unaudited condensed consolidating balance sheet for Other represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.

The entities included in the Guarantors column as of June 30, 2012 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America.

Notes to the financial statements

(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$837	$—	$837
Investment income	—	3	5	(3)	5
Other income	—	—	—	—	—

Total revenues	—	3	842	(3)	842

EXPENSES
Salaries and benefits	—	(6)	(494)	—	(500)
Other operating expenses	(10)	(35)	(87)	3	(129)
Depreciation expense	—	(5)	(14)	—	(19)
Amortization of intangible assets	—	—	(19)	4	(15)
Net loss on disposal of operations	—	—	(7)	7	—

Total expenses	(10)	(46)	(621)	14	(663)

OPERATING (LOSS) INCOME	(10)	(43)	221	11	179
Investment income from Group undertakings	—	159	19	(178)	—
Interest expense	(10)	(101)	(73)	151	(33)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(20)	15	167	(16)	146
Income taxes	5	6	(41)	(6)	(36)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(15)	21	126	(22)	110
Interest in earnings of associates, net of tax	—	—	(3)	2	(1)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(15)	21	123	(20)	109
Discontinued operations, net of tax	—	—	1	—	1

NET (LOSS) INCOME	(15)	21	124	(20)	110
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
EQUITY ACCOUNT FOR SUBSIDIARIES	123	101	—	(224)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$108	$122	$122	$(244)	$108

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$77	$94	$78	$(172)	$77

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2011
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$852	$—	$852
Investment income	—	3	8	(3)	8
Other income	—	—	24	(23)	1

Total revenues	—	3	884	(26)	861

EXPENSES
Salaries and benefits	—	(21)	(501)	17	(505)
Other operating expenses	—	(26)	(140)	2	(164)
Depreciation expense	—	(3)	(16)	—	(19)
Amortization of intangible assets	—	—	(22)	5	(17)

Total expenses	—	(50)	(679)	24	(705)

OPERATING (LOSS) INCOME	—	(47)	205	(2)	156
Investment income from Group undertakings	1	247	40	(288)	—
Interest expense	(10)	(97)	(102)	175	(34)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	103	143	(115)	122
Income taxes	2	3	(39)	3	(31)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(7)	106	104	(112)	91
Interest in earnings of associates, net of tax	—	—	(5)	2	(3)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(7)	106	99	(110)	88
Discontinued operations, net of tax	—	—	1	—	1

NET (LOSS) INCOME	(7)	106	100	(110)	89
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
EQUITY ACCOUNT FOR SUBSIDIARIES	92	(14)	—	(78)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$85	$92	$96	$(188)	$85

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$106	$112	$116	$(228)	$106

Notes to the financial statements

(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$1,842	$—	$1,842
Investment income	—	6	10	(6)	10
Other income	—	—	96	(93)	3

Total revenues	—	6	1,948	(99)	1,855

EXPENSES
Salaries and benefits	(1)	(22)	(983)	—	(1,006)
Other operating expenses	(7)	(54)	(228)	4	(285)
Depreciation expense	—	(8)	(30)	—	(38)
Amortization of intangible assets	—	—	(36)	6	(30)
Net loss on disposal of operations	—	—	(23)	23	—

Total expenses	(8)	(84)	(1,300)	33	(1,359)

OPERATING (LOSS) INCOME	(8)	(78)	648	(66)	496
Investment income from Group undertakings	—	316	14	(330)	—
Interest expense	(21)	(201)	(142)	299	(65)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(29)	37	520	(97)	431
Income taxes	7	13	(117)	(7)	(104)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(22)	50	403	(104)	327
Interest in earnings of associates, net of tax	—	—	10	4	14

(LOSS) INCOME FROM CONTINUING OPERATIONS	(22)	50	413	(100)	341
Discontinued operations, net of tax	—	—	1	—	1

NET (LOSS) INCOME	(22)	50	414	(100)	342
Less: Net income attributable to noncontrolling interests	—	—	(9)	—	(9)
EQUITY ACCOUNT FOR SUBSIDIARIES	355	303	—	(658)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$333	$353	$405	$(758)	$333

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$333	$354	$421	$(775)	$333

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2011
	Willis Group Holdings – the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$1,851	$—	$1,851
Investment income	—	6	16	(6)	16
Other income	—	—	24	(23)	1

Total revenues	—	6	1,891	(29)	1,868

EXPENSES
Salaries and benefits	—	(35)	(1,079)	26	(1,088)
Other operating expenses	1	(33)	(287)	3	(316)
Depreciation expense	—	(7)	(32)	—	(39)
Amortization of intangible assets	—	—	(39)	5	(34)
Net gain on disposal of operations	—	—	6	(2)	4

Total expenses	1	(75)	(1,431)	32	(1,473)

OPERATING INCOME (LOSS)	1	(69)	460	3	395
Investment income from Group undertakings	35	391	33	(459)	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—	—	(171)
Interest expense	(12)	(198)	(208)	344	(74)

INCOME (LOSS) BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	24	(47)	285	(112)	150
Income taxes	2	59	(89)	(4)	(32)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	26	12	196	(116)	118
Interest in earnings of associates, net of tax	—	—	9	4	13

INCOME FROM CONTINUING OPERATIONS	26	12	205	(112)	131

NET INCOME	26	12	205	(112)	131
Less: Net income attributable to noncontrolling interests	—	—	(12)	—	(12)
EQUITY ACCOUNT FOR SUBSIDIARIES	93	119	—	(212)	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$119	$131	$193	$(324)	$119

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$172	$179	$240	$(419)	$172

Notes to the financial statements

(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at June 30, 2012
	Willis Group Holdings – the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—	$407	$—	$407
Accounts receivable, net	1	9	984	28	1,022
Fiduciary assets	—	—	11,628	(666)	10,962
Deferred tax assets	—	—	14	12	26
Other current assets	8	110	329	(138)	309

Total current assets	9	119	13,362	(764)	12,726

Investments in subsidiaries	(677)	4,635	3,822	(7,780)	—
Amounts owed by (to) Group undertakings	4,207	(3,949)	(258)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	68	361	(1)	428
Goodwill	—	—	1,707	1,591	3,298
Other intangible assets, net	—	—	493	(102)	391
Investments in associates	—	—	(38)	215	177
Deferred tax assets	—	1	9	9	19
Pension benefits asset	—	—	209	—	209
Other non-current assets	5	184	297	(126)	360

Total non-current assets	5	253	3,038	1,586	4,882

TOTAL ASSETS	$3,544	$1,058	$19,964	$(6,958)	$17,608

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$11,628	$(666)	$10,962
Deferred revenue and accrued expenses	2	—	275	(1)	276
Income taxes payable	—	59	95	(74)	80
Short-term debt and current portion of long-term debt	—	14	—	—	14
Deferred tax liabilities	—	3	4	13	20
Other current liabilities	60	56	225	(44)	297

Total current liabilities	62	132	12,227	(772)	11,649

NON-CURRENT LIABILITIES
Long-term debt	795	1,602	—	—	2,397
Liabilities for pension benefits	—	—	249	—	249
Deferred tax liabilities	—	41	(13)	10	38
Provisions for liabilities	—	—	187	(4)	183
Other non-current liabilities	—	11	370	—	381

Total non-current liabilities	795	1,654	793	6	3,248

TOTAL LIABILITIES	$857	$1,786	$13,020	$(766)	$14,897

(continued on next page)

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As at June 30, 2012
	Willis Group Holdings – the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,687	(728)	6,920	(6,192)	2,687
Noncontrolling interests	—	—	24	—	24

Total equity	2,687	(728)	6,944	(6,192)	2,711

TOTAL LIABILITIES AND EQUITY	$3,544	$1,058	$19,964	$(6,958)	$17,608

Notes to the financial statements

(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2011
	Willis Group Holdings – the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$163	$273	$—	$436
Accounts receivable, net	2	3	877	28	910
Fiduciary assets	—	—	9,941	(603)	9,338
Deferred tax assets	—	1	43	—	44
Other current assets	1	73	271	(86)	259

Total current assets	3	240	11,405	(661)	10,987

Investments in subsidiaries	(1,023)	4,385	3,848	(7,210)	—
Amounts owed by (to) Group undertakings	4,354	(4,240)	(114)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	63	345	(2)	406
Goodwill	—	—	1,704	1,591	3,295
Other intangible assets, net	—	—	435	(15)	420
Investments in associates	—	—	(45)	215	170
Deferred tax assets	—	—	22	—	22
Pension benefits asset	—	—	145	—	145
Other non-current assets	5	213	192	(127)	283

Total non-current assets	5	276	2,798	1,662	4,741

TOTAL ASSETS	$3,339	$661	$17,937	$(6,209)	$15,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$9,941	$(603)	$9,338
Deferred revenue and accrued expenses	2	—	318	—	320
Income taxes payable	—	40	30	(55)	15
Short-term debt and current portion of long-term debt	—	11	4	—	15
Deferred tax liabilities	—	1	25	—	26
Other current liabilities	56	68	185	(27)	282

Total current liabilities	58	120	10,503	(685)	9,996

NON-CURRENT LIABILITIES
Long-term debt	795	1,559	—	—	2,354
Liabilities for pension benefits	—	—	270	—	270
Deferred tax liabilities	—	40	(9)	1	32
Provisions for liabilities	—	—	198	(2)	196
Other non-current liabilities	—	18	345	—	363

Total non-current liabilities	795	1,617	804	(1)	3,215

TOTAL LIABILITIES	$853	$1,737	$11,307	$(686)	$13,211

(continued on next page)

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As at December 31, 2011
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,486	(1,076)	6,599	(5,523)	2,486
Noncontrolling interests	—	—	31	—	31

Total equity	2,486	(1,076)	6,630	(5,523)	2,517

TOTAL LIABILITIES AND EQUITY	$3,339	$661	$17,937	$(6,209)	$15,728

Notes to the financial statements

(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY CONTINUING OPERATING ACTIVITIES	$(25)	$94	$142	$(53)	$158

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	5	—	5
Additions to fixed assets	—	(12)	(51)	—	(63)
Acquisitions of subsidiaries, net of cash acquired	—	—	(4)	—	(4)
Acquisitions of investments in associates	—	—	—	—	—
Payments to acquire other investments	—	—	(4)	—	(4)

Net cash used in continuing investing activities	—	(12)	(54)	—	(66)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	50	—	—	50
Repayments of debt	—	(5)	(4)		(9)
Repurchase of shares	(56)	—	—	—	(56)
Proceeds from issue of shares	23	—	—	—	23
Amounts owed by and (to) Group undertakings	151	(290)	139	—	—
Excess tax benefits from share-based payment arrangement	—	—	1	—	1
Dividends paid	(93)	—	(53)	53	(93)
Proceeds from sale of noncontrolling interests	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	(29)	—	(29)
Dividends paid to noncontrolling interests	—	—	(10)	—	(10)

Net cash provided by (used in) continuing financing activities	25	(245)	47	53	(120)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(163)	135	—	(28)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	163	273	—	436

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$407	$—	$407

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2011
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	$3	$130	$140	$(147)	$126

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	5	—	5
Additions to fixed assets	—	(13)	(34)	—	(47)
Acquisitions of subsidiaries, net of cash acquired	—	—	(4)	—	(4)
Acquisitions of investments in associates	—	—	(2)	—	(2)
Payments to acquire other investments	—	—	(4)	—	(4)

Net cash used in continuing investing activities	—	(13)	(39)	—	(52)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on draw down of revolving credit facility	—	(90)	—	—	(90)
Senior notes issued	794	—	—	—	794
Debt issuance costs	(7)	—	—	—	(7)
Repayments of debt	—	(555)	—	—	(555)
Make-whole on repurchase and redemption of senior notes	—	(158)	—	—	(158)
Proceeds from issue of shares	42	—	—	—	42
Amounts owed by and (to) Group undertakings	(742)	705	37	—	—
Excess tax benefits from share-based payment arrangement	—	—	4	—	4
Dividends paid	(90)	—	(147)	147	(90)
Acquisition of noncontrolling interests	—	(8)	(1)	—	(9)
Dividends paid to noncontrolling interests	—	—	(12)	—	(12)

Net cash used in continuing financing activities	(3)	(106)	(119)	147	(81)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	11	(18)	—	(7)
Effect of exchange rate changes on cash and cash equivalents	—	—	8	—	8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	76	240	—	316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$87	$230	$—	$317

Business discussion

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes references to non-GAAP financial measures as defined in Regulation G of the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, specifically, organic growth in commissions and fees, adjusted operating margin, adjusted operating income, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic growth in commissions and fees excludes the impact of acquisitions and disposals, period over period movements in foreign exchange, legacy contingent commissions assumed as part of the HRH acquisition, and investment and other income from growth in revenues and commissions and fees. Adjusted operating margin, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations are calculated by excluding the impact of certain specified items from operating income, net income from continuing operations, and earnings per diluted share from continuing operations, respectively, the most directly comparable GAAP measures. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the three and six months ended June 30, 2012.

This discussion includes forward-looking statements. Please see ‘Forward-Looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in those statements.

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

Willis Group Holdings plc

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

There have been recent signs that the unprofitability of certain business lines such as property catastrophe and workers’ compensation is slowly firming rates in those lines. However, we believe that, in the absence of a significant catastrophe loss or capital impairment in the industry, a universal turn in market rates is not likely to occur.

The outlook for our business, operating results and financial condition continues to be challenging due to the economic conditions within certain European Union countries, in particular, Greece, Ireland, Italy, Portugal and Spain. If the Eurozone debt crisis continues or further deteriorates, there will likely be a negative effect on our European business as well as the businesses of our European clients. A significant devaluation of the Euro would cause the value of our financial assets that are denominated in Euros to be significantly reduced.

Financial Performance

Consolidated Financial Performance

Results from operations: second quarter 2012

Total revenues of $842 million for second quarter 2012 were $19 million, or 2 percent, lower than in second quarter 2011. Total commissions and fees for second quarter 2012 were $837 million, down from $852 million in the prior year quarter. Foreign currency movements negatively impacted commissions and fees by $24 million, or 4 percent, and organic growth was 2 percent.

Organic growth in commissions and fees was driven by 7 percent growth in our Global and 2 percent growth in our International operations whilst our North America operations reported a 3 percent decline compared to second quarter 2011. The North America result was negatively impacted by the performance of Loan Protector. Loan Protector is a specialty business acquired as part of HRH in 2008 which provides lender placed insurance and insurance tracking services to the mortgage servicing industry. This business line has declined very significantly in the last year and we do not consider it representative of our operations. We believe that excluding the results of Loan Protector gives a better measure of our financial performance. Excluding Loan Protector, North America’s organic commissions and fees declined by 2 percent and overall organic commissions and fees grew by 2 percent.

Total expenses in second quarter 2012 of $663 million were $42 million, or 6 percent, lower than in second quarter 2011. Foreign currency movements positively impacted total expenses by $37 million or 5 percent.

Excluding the impact of foreign exchange, total expenses were $700 million, $5 million or 1 percent lower than in second quarter 2011. The $10 million increase in amortization of cash retention awards and the impact of salary increases and investment hires in second quarter 2012 was partially offset by a $5 million insurance recovery, while second quarter 2011 incurred non-recurring charges of $18 million relating to the 2011 Operational Review and an $11 million regulatory settlement.

Net income attributable to Willis shareholders from continuing operations was $107 million or $0.61 per diluted share in second quarter 2012 compared to $84 million or $0.48 per diluted share in second quarter 2011. The $23 million increase reflects the reduction in total expenses described above.

Foreign currency movements increased earnings by $0.06 per diluted share in second quarter 2012 compared with second quarter 2011.

Business discussion

Results from operations: six months ended June 30, 2012

Total revenues of $1,855 million for first half 2012 were $13 million, or 1 percent, lower than in first half 2011. Total commissions and fees for first half 2012 were $1,842 million, down from $1,851 million in first half 2011. Foreign currency movements negatively impacted commissions and fees by 2 percent and organic growth was 2 percent.

Organic growth in commissions and fees was driven by 6 percent growth in our Global and 3 percent growth in our International operations, whilst our North America operations reported a 3 percent decline compared to first half 2011. This result was negatively impacted by the performance of Loan Protector. Excluding Loan Protector, North America’s organic commissions and fees declined 1 percent and overall organic commissions and fees grew 3 percent.

Total expenses in first half 2012 of $1,359 million were $114 million, or 8 percent, lower than in first half 2011. Foreign currency movements positively impacted expenses by $44 million or 3 percent.

Excluding the impact of foreign exchange, total expenses were $1,403 million, $70 million or 5 percent lower than first half 2011. First half 2012 expenses included a $28 million increase in amortization of cash retention awards, a $13 million write-off of an uncollectible accounts receivable balance together with associated legal fees (see ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, below) and the impact of annual salary increases and investment hires. In first half 2011 we incurred non-recurring charges of $115 million relating to the 2011 Operational Review and an $11 million regulatory settlement.

Net income attributable to Willis shareholders from continuing operations was $332 million or $1.89 per diluted share in first half 2012 compared to $119 million or $0.68 per diluted share in first half 2011. The $213 million increase reflects the reduction in total expenses described above. Additionally, first half 2011 results include a $124 million post-tax expense relating to the make-whole amounts on the repurchase and redemption of $500 million of our senior debt and write-off of related unamortized debt issuance costs.

Foreign currency movements increased earnings by $0.04 per diluted share in first half 2012 compared with first half 2011.

Adjusted Operating Income, Adjusted Net Income from Continuing Operations and Adjusted Earnings per Diluted Share from Continuing Operations

Adjusted operating income, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations are calculated by excluding the impact of certain items (as detailed below) from operating income, net income from continuing operations, and earnings per diluted share from continuing operations, respectively, the most directly comparable GAAP measures.

The following items are excluded from operating income and net income from continuing operations as applicable:

(i)	write-off of uncollectible accounts receivable balance and associated legal fees arising in a stand-alone business due to fraudulent overstatement of commissions and fees;

(ii)	costs associated with the 2011 Operational Review;

(iii)	significant legal and regulatory settlements which are managed centrally;

(iv)	gains and losses on the disposal of operations;

(v)	insurance recoveries; and

(vi)	make-whole amounts on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs.

We believe that excluding these items, as applicable, from operating income, net income from continuing operations, and earnings per diluted share, provides a more complete and consistent comparative analysis of our results of operations. We use these and other measures to establish Group performance targets and evaluate the performance of our operations. The

Willis Group Holdings plc

Company also uses both adjusted earnings per diluted share from continuing operations and adjusted operating margin measures to form the basis of establishing and assessing components of compensation.

As set out in the tables below, adjusted operating margin at 20.7 percent in second quarter 2012 was down 80 basis points compared to second quarter 2011, while second quarter 2012 adjusted net income from continuing operations was $104 million, $3 million lower than in second quarter 2011. Adjusted earnings per diluted share from continuing operations was $0.59 in second quarter 2012, compared to $0.61 in second quarter 2011.

Adjusted operating margin at 27.2 percent in first half 2012 was down 50 basis points compared to first half 2011, while first half 2012 adjusted net income from continuing operations was $337 million, $6 million higher than in first half 2011. Adjusted earnings per diluted share from continuing operations was $1.91 in first half 2012, compared to $1.89 in first half 2011.

A reconciliation of adjusted operating income to reported operating income, the most directly comparable GAAP measure, for the three and six months ended June 30, is as follows (in millions, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Operating income, GAAP basis	$179	$156	$496	$395
Excluding:
Write-off of uncollectible accounts receivable balance and legal costs(a)	—	—	13	—
Insurance recovery(b)	(5)	—	(5)	—
2011 Operational Review(c)	—	18	—	115
FSA regulatory settlement(d)	—	11	—	11
Net gain on disposal of operations	—	—	—	(4)

Adjusted operating income	$174	$185	$504	$517

Operating margin, GAAP basis, or operating income as a percentage of total revenues	21.3%	18.1%	26.7%	21.1%

Adjusted operating margin, or adjusted operating income as a percentage of total revenues	20.7%	21.5%	27.2%	27.7%

(a)

Write-off of uncollectible accounts receivable balance and associated legal costs relating to periods prior to January 1, 2012. See ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, below.

(b)	Related to previously disclosed fraudulent activity in a stand-alone North America business. See ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, below.
(c)

Charge relating to the 2011 Operational Review, including $9 million and $57 million of severance costs for the three and six months ended June 30, 2011 respectively related to the elimination of approximately 150 and 600 positions in the three and six months ended June 30, 2011, respectively.

(d)	Regulatory settlement with the Financial Services Authority (FSA).

A reconciliation of reported net income from continuing operations and reported earnings per diluted share from continuing operations, the most directly comparable GAAP measures, to adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations, is as follows (in millions, except per share data):

	Three months ended June 30,			Per diluted share Three months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Net income from continuing operations attributable to Willis Group Holdings plc	$107	$84	27.4%	$0.61	$0.48	27.1%
Excluding:
Insurance recovery, net of tax ($2, $nil)(b)	(3)	—		(0.02)	—
2011 Operational Review charge, net of tax ($nil, $6)(c)	—	12		—	0.07
FSA regulatory settlement, net of tax ($nil, $nil)(d)	—	11		—	0.06

Adjusted net income	$104	$107	(2.8)%	0.59	0.61	(3.3)%

Diluted shares outstanding, GAAP basis	176	176

Business discussion

	Six months ended June 30,			Per diluted share Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Net income from continuing operations attributable to Willis Group Holdings plc	$332	$119	179.0%	$1.89	$0.68	177.9%
Excluding:
Write-off of uncollectible accounts receivable balance and legal costs, net of tax ($5, $nil)(a)	8	—		0.04	—
Insurance recovery, net of tax ($2, $nil)(b)	(3)	—		(0.02)	—
2011 Operational Review charge, net of tax ($nil, $34)(c)	—	81		—	0.46
FSA regulatory settlement, net of tax ($nil, $nil)(d)	—	11		—	0.06
Gain on disposal of operations, net of tax ($nil, $nil)	—	(4)		—	(0.02)
Make-whole amounts on repurchase and redemption of Senior Notes and write-off of unamortized debt issuance costs, net of tax ($nil, $47)	—	124		—	0.71

Adjusted net income	$337	$331	1.8%	1.91	1.89	1.1%

Diluted shares outstanding, GAAP basis	176	175

(a)

Write-off of uncollectible accounts receivable balance and associated legal costs relating to periods prior to January 1, 2012. See ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, below.

(b)	Related to previously disclosed fraudulent activity in a stand-alone North America business. See ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, below.
(c)

Charge relating to the 2011 Operational Review, including $9 million of severance costs relating to the elimination of approximately 150 positions in the second quarter of 2011 and $57 million of severance costs related to the elimination of approximately 600 positions in the first half 2011.

(d)	Regulatory settlement with the Financial Services Authority (FSA).

Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods

As previously disclosed, in early 2012 we identified through our internal financial control process and a subsequent internal investigation an uncollectible accounts receivable balance of approximately $40 million in a stand-alone business unit from the fraudulent overstatement of Commissions and fees from the years 2005 to 2011.

We concluded that the total $40 million of overstatement does not materially affect our previously issued financial statements for any of the prior periods and we corrected the misstatement by recognizing a charge to Other operating expenses to write off the uncollectible receivable (a) of $13 million (including legal expenses) in the first quarter of 2012 and (b) of $22 million in the fourth quarter of 2011. In the fourth quarter 2011 we also reversed a $6 million balance of Commissions and fees which had been recorded during 2011 and $2 million of Salaries and benefits expense representing an over-accrual of production bonuses relating to the overstated revenue. During the second quarter 2012, we have recorded within Other operating expenses a $5 million insurance recovery being an interim settlement from insurers in respect of our claim under Group insurance policies, for compensation paid out in the years 2005 to 2010 on the fraudulently overstated revenues discussed above.

The employees in question, who have been terminated, were not members of Willis executive management nor did they play a significant role in internal control over financial reporting. Based on the results of our investigation, which has now been completed, we do not believe that any client or carrier funds were misappropriated or that any other business units were affected.

We have enhanced our internal controls in relation to the business unit in question, including enhanced procedures over receipt of checks and application of cash, increased segregation of duties between the operating unit and the accounting and settlement function, and additional central sign off on revenue recognition.

Willis Group Holdings plc

Cash Retention Awards

We started making cash retention awards in 2005 to a small number of employees. With the success of the program, we expanded it over time to include more staff and we believe it is a contributing factor to the reduction in employee turnover we have seen in recent years.

Salaries and benefits do not reflect the unamortized portion of annual cash retention awards made to employees. Employees must repay a proportionate amount of these cash retention awards if they voluntarily leave our employ (other than in the event of redundancy, retirement or permanent disability) within a certain time period, currently three years. We make cash payments to our employees in the year we grant these retention awards and recognize these payments ratably over the period they are subject to repayment, beginning in the quarter in which the award is made.

During second quarter and first half 2012, we made $25 million and $217 million, respectively, of cash retention award payments compared with $11 million and $206 million in the same periods of 2011. Salaries and benefits expense in second quarter and first half 2012 include $54 million and $116 million, respectively, of amortization of cash retention award payments made on or before June 30, 2012, compared with $44 million and $88 million in the same periods of 2011.

Included within the $116 million amortization of cash retention awards is a $7 million charge for retention waivers. In certain circumstances we may choose to waive repayment of retention awards when an employee leaves the Company. Therefore when we make the retention award payments we book a provision to reflect the anticipated level of waivers.

The remaining increase of $21 million reflects the higher level of cash retention awards paid and expected to be paid in 2012 compared to cash retention awards paid in 2009, which were fully amortized in 2011.

As of June 30, 2012, December 31, 2011 and June 30, 2011, we included $301 million, $196 million and $293 million, respectively, within Other current assets and Other non-current assets on the balance sheet, which represented the unamortized portion of cash retention award payments made on or before those dates.

Pension Expense

We recorded a net pension income on our UK defined benefit pension plan in second quarter and first half 2012 of $1 million, and $2 million, respectively, compared with a net charge of $2 million and $4 million in the same periods of 2011. On our US defined benefit pension plan we recorded a net pension charge in second quarter and first half 2012 of $nil, and $1 million respectively, compared with $nil and $nil in the same periods of 2011. On our international defined benefit pension plans, we recorded a net pension charge of $1 million and $2 million in second quarter and first half, respectively, of both 2012 and 2011.

The UK pension charge was $3 million and $6 million lower in second quarter 2012 and first half 2012, respectively, compared to second quarter 2011 and first half 2011 due to an increased asset return from a higher asset base partly offset by an increase in amortization of prior period losses. The US pension charge was $1 million higher in first half 2012 compared to first half 2011 reflecting an increase in amortization of prior period losses.

See ‘Contractual Obligations’ below for further information on our obligations relating to our pension plans.

Acquisitions and Disposals

In second quarter 2012, we acquired 100 percent of Attain Consulting Limited and Trustee Principles Limited at a total cost of $3 million.

In first quarter 2012 we acquired 49.9 percent of Gras Savoye Re at a cost of $29 million, increasing our shareholding from 50.1 percent to 100 percent.

We sold 49.9 percent of our retail operation in Peru, Willis Corredores de Seguros S.A. to Grupo Credito S.A for $3 million reducing our shareholding to 50.1 percent. Grupo Credito S.A. is an investment arm of Peru’s largest financial services holding company.

Business discussion

Business Strategy

Our aim is to be the insurance broker and risk adviser of choice globally.

Our business model is aligned to the needs of each client segment:

•	Insurer — platform-neutral capital management and advisory services;

•	Large Accounts — delivering Willis’ global capabilities through client advocacy;

•	Mid-Market — mass-customization through our Sales 2.0 model;

•	Commercial — providing products and services to networks of retail brokers; and

•	Personal — focused on affinity models and High Net Worth segments.

Our business model has three elements:

•	Organic growth;

•	Recruitment of teams and individuals; and

•	Strategic acquisitions.

Willis Group Holdings plc

REVIEW OF CONSOLIDATED RESULTS

The following table is a summary of our revenues, operating income, operating margin, net income from continuing operations and diluted earnings per share from continuing operations (in millions, except per share data and percentages):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
REVENUES
Commissions and fees	$837	$852	$1,842	$1,851
Investment income	5	8	10	16
Other income	—	1	3	1

Total revenues	842	861	1,855	1,868

EXPENSES
Salaries and benefits	(500)	(505)	(1,006)	(1,088)
Other operating expenses	(129)	(164)	(285)	(316)
Depreciation expense	(19)	(19)	(38)	(39)
Amortization of intangible assets	(15)	(17)	(30)	(34)
Net gain on disposal of operations	—	—	—	4

Total expenses	(663)	(705)	(1,359)	(1,473)

OPERATING INCOME	179	156	496	395
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	—	—	(171)
Interest expense	(33)	(34)	(65)	(74)

INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	146	122	431	150
Income taxes	(36)	(31)	(104)	(32)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	110	91	327	118
Interest in earnings of associates, net of tax	(1)	(3)	14	13

INCOME FROM CONTINUING OPERATIONS	109	88	341	131
Discontinued operations, net of tax	1	1	1	—

NET INCOME	110	89	342	131
Less: net income attributable to noncontrolling interests	(2)	(4)	(9)	(12)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$108	$85	$333	$119

Salaries and benefits as a percentage of total revenues	59.4%	58.7%	54.2%	58.2%
Other operating expenses as a percentage of total revenues	15.3%	19.0%	15.4%	16.9%
Operating margin (operating income as a percentage of total revenues)	21.3%	18.1%	26.7%	21.1%
Diluted earnings per share from continuing operations	$0.61	$0.48	$1.89	$0.68
Average diluted number of shares outstanding	176	176	176	175

Business discussion

Revenues

Total revenues for the Group and by segment for the three and six months ended June 30, 2012 and 2011 are shown below (millions, except percentages):

				Attributable to:
Three months ended June 30,	2012	2011	% Change	Foreign currency translation	Contingent Commissions(b)	Organic commissions and fees growth(a)
Global	$282	$269	5%	(2)%	—%	7%
North America	314	326	(4)%	—%	(1)%	(3)%
International	241	257	(6)%	(8)%	—%	2%

Commissions and fees	$837	$852	(2)%	(4)%	—%	2%

Investment income	5	8	(38)%
Other income	—	1	(100)%

Total revenues	$842	$861	(2)%

				Attributable to:
Six months ended June 30,	2012	2011	% Change	Foreign currency translation	Contingent Commissions(b)	Organic commissions and fees growth(a)
Global(c)	$652	$626	4%	(2)%	—%	6%
North America	660	682	(3)%	—%	—%	(3)%
International	530	543	(2)%	(5)%	—%	3%

Commissions and fees	$1,842	$1,851	—%	(2)%	—%	2%

Investment income	10	16	(38)%
Other income	3	1	200%

Total revenues	$1,855	$1,868	(1)%

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

(b)

Included in North America reported commissions and fees were legacy contingent commissions assumed as part of the HRH acquisition that had not been converted into higher standard commissions of $nil in second quarter 2012 and $1 million in first half 2012, compared with $nil and $4 million respectively in the same periods of 2011.

(c)	Reported commissions and fees included a favorable impact from a change in accounting methodology in a Global Specialty business in our Global segment of $6 million in first half 2011.
Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Second quarter 2012

Revenues for second quarter 2012 at $842 million were $19 million or 2 percent lower than in same period 2011.

Total commissions and fees for second quarter 2012 were $837 million, down from $852 million, in the prior year quarter. Foreign currency movements negatively impacted commissions and fees by 4 percent. Organic commissions and fees growth was 2 percent. This was driven by new business growth, a slight benefit from improving premium rates and other market factors, partially offset by negative timing and lower retention rates.

The Global segment reported a 5 percent increase in commissions and fees, including 7 percent organic growth, driven by positive growth in Reinsurance and Global Specialties.

The North America segment’s reported commissions and fees declined 4 percent with organic commissions and fees declining by 3 percent. This decline was partly attributable to the Loan Protector business. Excluding Loan Protector,

Willis Group Holdings plc

North America’s organic commissions and fees declined 2 percent. The benefit of rate improvement during the quarter was more than offset by lower insured exposures.

The International segment reported a decline in commissions and fees of 6 percent, comprising 2 percent organic commissions and fees growth and an 8 percent negative impact from foreign currency translation. The 2 percent organic growth includes high single-digit growth in our Asia and Latin America regions, together with mid single-digit growth in Eastern Europe. Continental Europe had low single-digit growth in the quarter, as high growth in Germany, Denmark and Italy was offset by high single-digit decline in Spain.

Our International and Global segments earn a significant portion of their revenues in currencies other than the US dollar, including the Euro and Pound sterling. For the quarter ended June 30, 2012, reported revenues were adversely impacted by the net effects of foreign currency translation.

Investment income was $5 million for second quarter 2012, $3 million lower than in second quarter 2011, primarily due to declining net yields on cash and cash equivalents.

The impact of the low interest rates on our investment income was partially mitigated by our forward hedging program. We are no longer renewing the hedges as they roll off because it is no longer economically beneficial to do so. During second quarter 2012, the Company closed out its legacy position for these interest rate swap contracts.

Six months ended June 30, 2012

Revenues for first half 2012 of $1,855 million were $13 million or 1 percent lower than in same period 2011.

Total commissions and fees for first half 2012 were $1,842 million, down from $1,851 million, in the same period of 2011. Organic growth in commissions and fees was 2 percent, driven by new business growth and modest benefits from improving premium rates.

The Global segment reported a 4 percent increase in commissions and fees, including 6 percent organic growth, driven by positive growth in Reinsurance and Willis Faber & Dumas. Reported revenues for first half 2012 were adversely impacted by the net effects of foreign currency translation. Growth in first half 2012 was achieved despite a $6 million benefit recognized in first quarter 2011 from a change in accounting within a Global Specialty business to conform to current Group accounting policy.

The North America segment reported an organic commissions and fees decline of 3 percent primarily attributable to the Loan Protector business. Excluding Loan Protector, North America’s organic commissions and fees declined 1 percent as the benefit of new business and firming rates were offset by lower insured exposures.

The International segment reported a 2 percent decline in commissions and fees, but excluding the negative impact of foreign currency movements achieved 3 percent organic growth. We achieved double-digit growth in our Latin America and Eastern Europe regions, together with single-digit growth in Asia and Continental Europe.

Organic commissions and fees growth by segment is discussed further in ‘Review of Segmental Results’ below.

Investment income was $10 million for first half 2012, $6 million lower than in first half 2011, primarily due to declining net yields on cash and cash equivalents.

Salaries and Benefits

Second quarter 2012

Salaries and benefits decreased by $5 million, or 1 percent, in second quarter 2012, compared with second quarter 2011. Foreign currency movements lowered salaries and benefits by $14 million or, 3 percent.

Business discussion

Excluding the impact of foreign exchange, salaries and benefits increased by $9 million or 2 percent in second quarter 2012, compared with second quarter 2011 primarily reflecting the $10 million increase in amortization of cash retention awards together with the impact of the annual salary increase and investment hires partially offset by the non-recurrence of a $10 million charge associated with our 2011 Operational Review.

The period-over-period positive impact from foreign exchange was driven principally by the strengthening of the US dollar against the Pound sterling and the Euro.

Six months ended June 30, 2012

Salaries and benefits decreased by $82 million, or 8 percent, in first half 2012, compared with first half 2011, primarily reflecting the non-recurrence of a $92 million charge associated with our 2011 Operational Review and $19 million period-over-period impact from favorable foreign exchange movements which were partially offset by higher amortization of cash retention awards and the impact of annual salary increases and investment hires.

Other Expenses

Second quarter 2012

Other operating expenses decreased by $35 million, or 21 percent, in second quarter 2012 compared to second quarter 2011. Foreign currency movements positively impacted expenses by $23 million, or 15 percent.

Excluding the impact of foreign exchange, other operating expenses declined by $12 million, or 7 percent principally due to the non-recurrence of a $7 million charge relating to the 2011 Operational Review and an $11 million FSA regulatory settlement together with the second quarter 2012 $5 million insurance recovery related to a previously disclosed fraudulent activity in a stand-alone North America business.

The period-over-period positive impact from foreign exchange was driven by a combination of the strengthening of the US dollar against the Euro and Pound sterling and the impact of the balance sheet revaluation of certain Pound sterling denominated positions in our London market operations.

Depreciation expense was $19 million in both second quarters 2012 and 2011.

Amortization of intangible assets was $15 million in second quarter 2012 compared to $17 million for the same period of 2011. The decrease is primarily due to the reduction in the HRH acquisition-related amortization.

Six months ended June 30, 2012

Other operating expenses decreased by $31 million, or 10 percent, in first half 2012 compared to first half 2011. Foreign currency movements positively impacted expenses by $24 million, or 8 percent.

Excluding foreign exchange, other operating expenses declined by $7 million or 2 percent. The $7 million decline is primarily due to the non-recurrence of an $18 million charge relating to the 2011 Operational Review and an $11 million FSA regulatory settlement, the second quarter 2012 $5 million insurance recovery related to a previously disclosed fraudulent activity in a stand-alone North America business and favorable movements in foreign exchange partially offset by $13 million charge for the write-off of an uncollectible accounts receivable balance and associated legal costs (see ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, above).

The period-over-period positive impact from foreign exchange was driven by a combination of the strengthening of the US dollar against the Euro and Pound sterling and the impact of the balance sheet revaluation of certain Pound sterling denominated positions in our London market operations.

Depreciation expense was $38 million first half 2012 compared to $39 million for the same period of 2011. The first half 2011 included a $5 million charge relating to the 2011 Operational Review. This was offset by increased depreciation expense in 2012 following a number of systems-related projects becoming operational at the end of 2011.

Willis Group Holdings plc

We expect the depreciation expense for full year 2012 to be approximately $83 million compared with $74 million for full year 2011.

Amortization of intangible assets was $30 million in first half 2012 compared to $34 million for the same period of 2011. The decrease is primarily due to the reduction in the HRH acquisition-related amortization.

We expect the amortization of intangible assets expense for full year 2012 to be approximately $60 million compared with $68 million for full year 2011.

Net gain on disposal of operations of $4 million was recorded in first half 2011 following conclusion of the accounting for the December 2009 Gras Savoye leveraged transaction during which the Group’s interest in Gras Savoye was reduced from 49 percent to 31 percent.

Interest Expense

Interest expense in second quarter and first half 2012 was $33 million and $65 million, respectively, compared to $34 million and $74 million for the same periods of 2011. The reduction in the expense primarily reflected the lower coupon payable on our new debt issued in March 2011 and December 2011 and a net gain recognized on our forward rate hedging program.

We continue to monitor our debt profile to identify any further opportunities to reduce our financing costs.

Income Taxes

The reported tax rate for the second quarter and first half 2012 was 25 percent and 24 percent respectively, compared to 25 percent and 21 percent for the same periods of 2011. The tax rate in the first half of 2011 reflected the recognition of a higher rate of tax on the $171 million make-whole amounts related to the redemption and repurchase of senior notes and write-off of unamortized debt issuance costs in first quarter 2011. The estimated annual effective tax rate related to ordinary income (or loss) for both quarters ended June 30, 2012 and 2011 was 25 percent.

Interest in Earnings of Associates

Interest in earnings of associates, net of tax, in second quarter 2012 was a loss of $1 million compared to a loss of $3 million in second quarter 2011. The result for first half 2012 was a profit of $14 million compared to a profit of $13 million in the same period of 2011.

Like many businesses located in the Eurozone, Gras Savoye’s operations are being pressured by the economic conditions. In addition, Gras Savoye recently appointed a new CEO and is undergoing a business review that is designed to drive growth in revenues and improve operational efficiencies. As a result of these two factors, we expect the Associates line for 2012 to be down $6 million to $7 million versus 2011. In the third quarter, we expect the Associates line to be a loss of $1 million to $2 million. In fourth quarter, we expect the line to show a loss of $5 million to $6 million. While these are our best estimates, we do not control the numbers produced by our Associates and therefore actual results may not be in line with our best estimates.

LIQUIDITY AND CAPITAL RESOURCES

Debt

Total debt, total equity and the capitalization ratio at June 30, 2012 and December 31, 2011 were as follows (millions, except percentages):

	June 30, 2012	December 31, 2011
Long-term debt	$2,397	$2,354
Short-term debt and current portion of long-term debt	$14	$15

Total debt	$2,411	$2,369

Stockholders’ equity	$2,687	$2,486

Capitalization ratio	47.3%	48.8%

Business discussion

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

In December 2011 we refinanced our bank facility, comprising a new 5-year $300 million term loan and a new 5-year $500 million revolving credit facility. The proceeds from the $300 million term loan were used to repay the majority of the $328 million balance outstanding on our $700 million 5-year term loan facility. The $500 million revolving credit facility replaced our existing $300 million and $200 million revolving credit facilities. Unamortized debt issuance costs of $10 million relating to these replaced facilities were written off in December 2011 following completion of the refinancing.

These refinancing actions have lengthened our debt maturity profile. At June 30, 2012, the only scheduled debt repayments falling due over the next 12 months are scheduled repayments on our new $300 million 5-year term loan totaling $14 million.

In first half 2012, we made $5 million of mandatory repayments against the 5-year term loan, thereby reducing the total outstanding balance as at June 30, 2012 to $295 million. We also repaid the final installment of $4 million on the 6% loan notes.

At June 30, 2012, we had $50 million outstanding under our $500 million revolving credit facility and $nil outstanding under our $20 million UK facility, which is solely for use by our main regulated UK entity, Willis Limited, in certain exceptional circumstances.

Liquidity

Our principal sources of liquidity are cash from operations, cash and cash equivalents of $407 million at June 30, 2012, and remaining availability of $450 million under our revolving credit facilities, excluding the $20 million UK facility which is solely for use by our main regulated UK entity in certain exceptional circumstances.

We remain committed to our previously stated goals of ongoing debt repayment and returning capital to shareholders.

As of June 30, 2012, our short-term liquidity requirements consisted of the payment of interest on debt and $14 million of mandatory repayments under our 5-year term loan; capital expenditure; working capital; and funding our $100 million share buyback program described below under ‘Share Buybacks’.

Our long-term liquidity requirements consist of the principal amount of outstanding notes; and borrowings under our 5-year term loan and revolving credit facility; and our pension contributions as discussed below.

Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for at least the next 12 months.

Pension contributions

UK Plan

For the six months ended June 30, 2012, the Company had made cash contributions of $40 million (2011: $40 million) into the UK defined benefit pension plan, in addition to $6 million (2011: $6 million) in respect of employees’ salary sacrifice contributions.

On March 30, 2012, the Company agreed a revised schedule of contributions with the UK pension trustee which sets out the contributions toward on-going accrual of benefits and deficit funding contributions the Company will make to the UK plan over the next six years ended December 31, 2017. Contributions in 2012 are expected to total $92 million, of which approximately $23 million relates to on-going contributions calculated as 15.9 percent of active plan members’ pensionable salaries, $57 million relates to contributions towards funding the deficit and approximately $12 million relates to employees’ salary sacrifice contributions.

Willis Group Holdings plc

In addition, there are further contributions payable to the UK pension defined benefit plan in 2013 and beyond, dependent upon certain contribution calculations as detailed in the ‘Contractual Obligations’ section below.

US Plan

We made cash contributions to our US defined benefit plan of $16 million in first half 2012, compared with $13 million in first half 2011.

For the US plan, expected contributions are the contributions we will be required to make under US pension legislation based on our December 31, 2011 balance sheet position. We currently expect to contribute $40 million for full year 2012.

International Plans

We made cash contributions to our international defined benefit pension plans of $4 million in first half 2012, compared with $4 million in first half 2011.

In full year 2012, we expect to contribute approximately $12 million to our international plans.

Summary consolidated cash flow information (millions):

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Total net cash provided by continuing operating activities	$158	$126
Cash flows from investing activities
Total net cash used in continuing investing activities	(66)	(52)

Increase in cash and cash equivalents from operating and investing activities	92	74
Cash flows from financing activities
Total net cash used in continuing financing activities	(120)	(81)

Decrease in cash and cash equivalents	(28)	(7)
Effect of exchange rate changes on cash and cash equivalents	(1)	8
Cash and cash equivalents, beginning of period	436	316

Cash and cash equivalents, end of period	$407	$317

This summary consolidated cash flow should be viewed in addition to, not in lieu of, the Company’s consolidated financial statements.

Consolidated Cash Flow for First Half 2012 compared to First Half 2011

Operating Activities

Total net cash provided by continuing operating activities was $158 million in first half 2012, compared with $126 million in first half 2011. The increase of $32 million reflects the period-over-period decrease in accounts receivable, as higher revenues are more than offset by more timely collections.

Investing Activities

Total net cash used in continuing investing activities was $66 million in first half 2012, compared with $52 million in first half 2011. The $14 million increase was mainly due to capital spending, including IT infrastructure and real estate projects.

Business discussion

Financing Activities

Total net cash used in continuing financing activities was $120 million in the first half 2012, compared to $81 million in first half 2011. The $39 million increase is principally due to $56 million outflow for share buybacks, $20 million increase in payments related to the acquisition of noncontrolling interests and lower proceeds from share issues, partially offset by an increase in net borrowings.

Own Funds

As of June 30, 2012, we had cash and cash equivalents of $407 million, compared with $436 million at December 31, 2011.

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

Fiduciary funds are generally required to be kept in regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity; such funds are not available to service the Company’s debt or for other corporate purposes. Notwithstanding the legal relationships with clients and insurers, the Company is entitled to retain investment income earned on fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds. As of June 30, 2012, we had fiduciary funds of $1.9 billion, compared with $1.7 billion at December 31, 2011.

Share Buybacks

The Company is authorized to buy back shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. The Company is authorized to purchase up to one billion shares from time to time in the open market (such open market purchases would be effected as redemptions under Irish law) and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company so long as the cost of the acquisition of the Company’s shares does not exceed $925 million. In February 2012, the Company announced that during the year it intends to buyback up to $100 million of shares under this authorization, from time to time, depending on many factors including market conditions.

During first half 2012, we bought back approximately 2 million shares at an average price of $35.32 on a trade date basis.

As of August 3, 2012 the Company had bought back a total of 2,131,166 shares at a total price of approximately $76 million and there remains approximately $849 million under the current authorization.

Dividends

In July 2012, we declared a quarterly cash dividend of $0.27 per share, an annual 2012 rate of $1.08 per share. This represents an increase of 4 percent on first half 2011 per share dividend.

Cash dividends paid in first half 2012 were $93 million compared with $90 million in first half 2011. The $3 million increase in first half 2012, compared with first half 2011 is driven by the period-over-period increase in dividend per share.

Willis Group Holdings plc

REVIEW OF SEGMENTAL RESULTS

We organize our business into three segments: Global, North America and International. Our Global business provides specialist brokerage and consulting services to clients worldwide for risks arising from specific industries and activities. North America and International comprise our retail operations and provide services to small, medium and large corporations.

The following table is a summary of our operating results by segment for the three and six months ended June 30, 2012 and 2011 (millions except percentages):

	Three months ended June 30,
	2012			2011
	Revenues	Operating income	Operating margin	Revenues	Operating income	Operating margin
Global	$283	$94	33.2%	$272	$88	32.4%
North America	315	48	15.2%	328	61	18.6%
International	244	40	16.4%	261	56	21.5%

Total Retail	559	88	15.7%	589	117	19.9%
Corporate & Other	—	(3)	n/a	—	(49)	n/a

Total Consolidated	$842	$179	21.3%	$861	$156	18.1%

	Six months ended June 30,
	2012			2011
	Revenues	Operating income	Operating margin	Revenues	Operating income	Operating margin
Global	$655	$273	41.7%	$632	$264	41.8%
North America	664	130	19.6%	686	146	21.3%
International	536	121	22.6%	550	142	25.8%

Total Retail	1,200	251	20.9%	1,236	288	23.3%
Corporate & Other	—	(28)	n/a	—	(157)	n/a

Total Consolidated	$1,855	$496	26.7%	$1,868	$395	21.1%

Global

Our Global operations comprise Global Specialties, Reinsurance, Willis Faber & Dumas and Willis Capital Markets & Advisory (WCMA).

The following table sets out Global’s revenues, organic commissions and fees growth and operating income and margin for the three and six months ended June 30, 2012 and 2011 (millions except percentages):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Commissions and fees(a)	$282	$269	$652	$626
Investment income	1	3	3	6

Total revenues	$283	$272	$655	$632

Operating income	$94	$88	$273	$264
Organic commissions and fees growth(b)	7%	3%	6%	6%
Operating margin	33.2%	32.4%	41.7%	41.8%

(a)	Reported commissions and fees included a favorable impact from a change in accounting methodology in a Global Specialty business of $6 million in first half 2011.
(b)

Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

Business discussion

Revenues

Second quarter 2012

Commissions and fees of $282 million were $13 million, or 5 percent, higher in second quarter 2012 compared with same period 2011 reflecting strong organic growth of 7 percent.

Reinsurance reported low double-digit growth in second quarter 2012, led by strong growth in International and North America. Growth was driven by double-digit new business growth and favorable rate movements.

The Global Specialties business reported mid single-digit organic growth with many industry segments remaining challenged by flat and softening rating environments. Growth in the quarter was driven by Energy, Financial Solutions and Marine.

Willis Faber & Dumas business recorded a low single-digit decline. Strong growth in Global Markets International and solid new business growth were offset by negative timing in Faber & Dumas.

WCMA is a transaction oriented business and its results are more variable than some of our other businesses. In second quarter 2012 we reported lower organic commissions and fees than second quarter 2011.

Client retention levels were 89 percent for second quarter 2012, compared with 92 percent for second quarter 2011.

Six months ended June 30, 2012

Commissions and fees of $652 million were $26 million, or 4 percent, higher in first half 2012 compared with same period 2011 reflecting strong organic growth of 6 percent.

Reinsurance reported high single-digit growth in first half 2012, led by strong growth in International, North America and Specialty. This was driven by new business growth, favorable rate movements and changes in client buying patterns partially offset by lower retention.

The Global Specialties business reported low organic growth, where strong performance in Energy, Financial Solutions and Marine was offset by a decline in Aerospace and Inspace.

Willis Faber & Dumas business achieved mid single-digit organic growth mainly driven by strong performance in Global Markets International, the result of solid new business growth partially offset by lower retention.

WCMA reported lower organic commissions and fees than first half 2011 as a result of higher M&A advisory deal activity in the prior year period.

Client retention was 90 percent for first half 2012, compared with 91 percent for the same period 2011.

Operating margin

Second quarter 2012

Operating margin was 33.2 percent in second quarter 2012 and 32.4 percent in second quarter 2011 as the benefit of 7 percent organic commissions and fees growth discussed above and favorable foreign exchange movements were partially offset by higher cost of incentives, which included the amortization of cash retention awards.

Six months ended June 30, 2012

Operating margin was 41.7 percent in first half 2012 and 41.8 percent in first half 2011.

North America

Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States, Canada and Mexico.

Willis Group Holdings plc

The following table sets out revenues, organic commissions and fees growth and operating income and margin for the three and six months ended June 30, 2012 and 2011 (millions, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Commissions and fees(a)	$314	$326	$660	$682
Investment income	1	1	1	3
Other income(c)	—	1	3	1

Total revenues	$315	$328	$664	$686

Operating income	$48	$61	$130	$146
Organic commissions and fees growth(b)	(3)%	—%	(3)%	(1)%
Operating margin	15.2%	18.6%	19.6%	21.3%

(a)

Included in North America reported commissions and fees were legacy contingent commissions assumed as part of the HRH acquisition that had not been converted into higher standard commissions of $nil in second quarter 2012 and $1 million in first half 2012, compared with $1 million in second quarter 2011 and $4 million in first half 2011, respectively.

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

Revenues

Second quarter 2012

Commissions and fees of $314 million were $12 million, or 4 percent, lower for second quarter 2012 compared with same period 2011. Legacy contingent commissions assumed as part of the HRH acquisition amounted to $nil and $1 million in the second quarter 2012 and second quarter 2011, respectively.

Organic commissions and fees growth declined 3 percent in second quarter 2012 compared with same period 2011, as the benefits of new business generation and firming rates in certain lines of business were more than offset by declining Loan Protector revenues and lower insured exposures. The Loan Protector decline began in second quarter 2011 and has continued into 2012. This movement is driven by the loss of clients through attrition and M&A activity, industry-wide commission pressures and a slowdown in foreclosures in the US.

Excluding the impact of Loan Protector from both periods, organic growth declined 2 percent compared to second quarter 2011.

Client retention levels were 91 percent in second quarter 2012 compared with 91 percent in second quarter 2011.

Six months ended June 30, 2012

Commissions and fees of $660 million were $22 million, or 3 percent, lower for first half 2012 compared with same period 2011. Legacy contingent commissions assumed as part of the HRH acquisition amounted to $1 million in first half 2012 compared to $4 million in the prior year first half.

Organic commissions and fees growth declined 3 percent in first half 2012 compared with first half 2011, as the benefits of firming rates in certain lines of business were more than offset by declining Loan Protector revenues and the impact of higher client risk retention.

Excluding the impact of Loan Protector from both periods, organic growth declined 1 percent compared to first half 2011.

Client retention levels were 91 percent in first half 2012 compared to 93 percent in first half 2011.

Business discussion

Operating margin

Second quarter 2012

Operating margin in North America was 15.2 percent in second quarter 2012 compared to 18.6 percent in second quarter 2011. The adverse impact of the 3 percent decline in organic commissions and fees and increased amortization of cash retention awards were partly offset by the benefit of cost reductions driven by the 2011 Operational Review and continued focus on expense management.

Six months ended June 30, 2012

Operating margin in North America was 19.6 percent in first half 2012 compared to 21.3 percent in first half 2011. The adverse impact of the 3 percent decline in organic commissions and fees, the reduction in legacy HRH contingent commissions and increased amortization of cash retention awards were partly offset by the benefit of cost reductions driven by the 2011 Operational Review and continued focus on expense management.

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

The following table sets out revenues, organic commissions and fees growth and operating income and margin for the three and six months ended June 30, 2012 and 2011 (millions, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Commissions and fees	$241	$257	$530	$543
Investment income	3	4	6	7

Total revenues	$244	$261	$536	$550

Operating income	$40	$56	$121	$142
Organic commissions and fees growth(a)	2%	6%	3%	6%
Operating margin	16.4%	21.5%	22.6%	25.8%

(a)

Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

Revenues

Second quarter 2012

Commissions and fees of $241 million were $16 million, or 6 percent, lower for second quarter 2012 compared with same period 2011, comprising 2 percent organic commissions and fees growth and an 8 percent negative impact from foreign currency translation. New business generation was in the high single-digits, with no significant rate impact.

There were strong contributions to second quarter 2012 organic commissions and fees growth from certain regions including Asia which achieved high single-digit growth, whilst Eastern Europe and Latin America each achieved mid single-digit growth. The main contributors to this growth were in China, Argentina, Hong Kong and South Africa.

Willis Group Holdings plc

Continental Europe achieved low single-digit organic growth as several of our large retail operations in Denmark, Sweden and Germany saw good growth despite the ongoing challenging economic conditions in this region. However that growth was offset by a decline in Spain.

Organic commissions and fees growth in our UK retail operations declined low single-digits in second quarter 2012, compared with the same period 2011, driven primarily by the economic pressures that continue to affect the region.

A significant part of International’s revenues are earned in currencies other than the US dollar, most notably the Euro, Japanese Yen, Pound sterling and Australian dollar. The net 8 percent negative impact from foreign currency translation in second quarter 2012 primarily reflected the strengthening of the US dollar against these and other currencies in which we earn international revenues.

Client retention levels were 93 percent for second quarter 2012 compared to 94 percent for second quarter 2011.

Six months ended June 30, 2012

Commissions and fees of $530 million were $13 million, or 2 percent, lower for first half 2012 compared with same period 2011, comprising 3 percent organic commissions and fees growth and a 5 percent negative impact from foreign currency translation. New business generation was in the high single-digits, with no significant rate impact.

There were strong contributions to first half 2012 organic commissions and fees growth from most regions, including double-digit growth in our Latin America and Eastern Europe regions, together with high single-digit growth in Asia and low single-digit growth in Continental Europe. In particular, there was strong growth in Brazil, Chile, Argentina, Russia and China.

The single-digit organic commissions and fees growth in our large retail operation in Continental Europe was primarily driven by good growth in Spain, Germany and Sweden, despite the ongoing challenging economic conditions in this region, offset by lower commissions and fees in Denmark, Ireland and the Netherlands.

Organic commissions and fees growth in our UK retail operations declined low single-digits in first half 2012, compared with the same period 2011, driven primarily by the economic pressures that continue to affect the region.

Client retention levels were 94 percent for both first half 2012 and 2011.

Operating margin

Second quarter 2012

Operating margin in International was 16.4 percent in second quarter 2012, compared with 21.5 percent in same period 2011, with the decrease reflecting declining performance in our UK retail operations, the increase in incentive expenses in second quarter 2012, including amortization of cash retention award payments, and increased spending on initiatives to drive future growth partially offset by organic growth in commissions and fees, discussed above.

Six months ended June 30, 2012

Operating margin in International was 22.6 percent in first half 2012, compared with 25.8 percent in same period 2011.

Corporate & Other

The Company evaluates the performance of its segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, items for which segmental management are not held responsible are included within ‘Corporate & Other’.

Business discussion

Corporate & Other operating loss comprises the following (millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Amortization of intangible assets	$(15)	$(17)	$(30)	$(34)
Write-off of uncollectible accounts receivable balance and legal fees(a)	—	—	(13)	—
Foreign exchange hedging	—	1	2	2
Foreign exchange gain on the UK pension plan asset	(2)	—	(1)	1
Net gain on disposal of operations	—	—	—	4
2011 Operational Review	—	(18)	—	(115)
UK FSA regulatory settlement	—	(11)	—	(11)
Insurance recovery(b)	5	—	5	—
Other(c)	9	(4)	9	(4)

	$(3)	$(49)	$(28)	$(157)

(a)

Write-off of uncollectible accounts receivable balance relating to periods prior to January 1, 2012 and associated legal fees, in North America. See ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, above.

(b)	Related to previously disclosed fraudulent activity in a stand-alone North America business. See ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, above.
(c)	In second quarter 2011, Other includes $6 million of the $9 million total benefit from the release of funds and reserves related to potential legal liabilities.

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012. There were no significant additions or changes to these assumptions in first half 2012. Our North America segment continued to be hampered this quarter by declining Loan Protector business results and the effect of the soft economy in the US. As discussed in the Form 10-K, in the event of either a significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions or the sale of part of the reporting unit there could be an impairment to the carrying value in future periods.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations since December 31, 2011, except contractual, planned payments and a change to our contractual obligation for pension plan contributions set out below.

On March 30, 2012, the Company agreed a revised schedule of contributions with the UK pension trustee which sets out the contributions toward on-going accrual of benefits and deficit funding contributions the Company will make to the UK plan over the next six year period from January 1, 2012 to December 31, 2017. On-going contributions will be based on 15.9 percent of active plan members’ pensionable salary, approximately $23 million per annum and deficit funding contributions have been agreed at $57 million per annum.

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

Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($489 million) over the six years ended December 31, 2017.

Willis Group Holdings plc

NEW ACCOUNTING STANDARDS

There were no new accounting standards issued during second quarter 2012 that would have a significant impact on the Company’s reporting.

OFF BALANCE SHEET TRANSACTIONS

Apart from commitments, guarantees and contingencies, as disclosed in Note 7 — ‘Commitments and contingencies’ — to the Condensed Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations or liquidity.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

Apart from the enhancements discussed under ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Other Information

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Information regarding legal proceedings is set forth in Note 7 — ‘Commitments and Contingencies’ to the Condensed Consolidated Financial Statements (Unaudited) appearing in Part I, Item 1 of this report.

Item 1A — Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A ‘Risk Factors’, included in the Form 10-K for the year ended December 31, 2011.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Share buybacks

The Company is authorized to buy back shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. The Company is authorized to purchase up to one billion shares from time to time in the open market (such open market purchases would be effected as redemptions under Irish law) and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company so long as the cost of the acquisition of the Company’s shares does not exceed $925 million. In February 2012, the Company announced that during the year it intends to buyback up to $100 million of shares under this authorization, from time to time, depending on many factors including market conditions

The following amounts of the Company’s ordinary shares were redeemed by the Company during the three months ended June 30, 2012 and are reflected below based on the date of trade:

	Total number of shares purchased	Average price paid per share(i)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period
April 1, to April 30, 2012	400,000	$35.51	400,000	$889,423,639
May 1, to May 31, 2012	214,849	$35.01	214,849	$881,900,769
June 1, to June 30, 2012	425,000	$35.41	425,000	$866,852,055

Total	1,039,849	$35.37	1,039,849

(i)	Does not include commissions and fees.

As of August 3, 2012, the Company acquired 2,131,166 shares at a total price of approximately $76 million and there remains approximately $849 million under the current authorization.

Willis Group Holdings plc

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None.

Item 6 — Exhibits

10.1	Form of Time Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan†

10.2	Form of Performance Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan†

10.3	Form of Time Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan†

10.4	Form of Performance Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan†

10.5	Form of Time Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (for Non-Employee Directors)†

10.6	Form of Performance Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 7, 2012 between Joseph J. Plumeri and Willis Group Holdings Public Limited Company†

31.1	Certification Pursuant to Rule 13a-14(a)

31.2	Certification Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan or arrangement.

Willis Group Holdings plc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIS GROUP HOLDINGS PLC (REGISTRANT)

By:	/s/ Michael K. Neborak
Michael K. Neborak
Group Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 9, 2012