Form 10-Q
period 2012-09-30
WILLIS GROUP HOLDINGS PLC
filed 2012-11-07
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 2, 2012, there were outstanding 172,935,487 ordinary shares, nominal value $0.000115 per share, of the Registrant.

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

•	the likelihood of a significant impairment charge in the fourth quarter of 2012 associated with our North America reporting unit;

•	our ability to implement and realize anticipated benefits of the 2011 Operational Review or any revenue generating initiatives;

•	volatility or declines in insurance markets and premiums on which our commissions are based, but which we do not control;

•	our ability to continue to manage our significant indebtedness;

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

About Willis

•

underwriting, advisory or reputational risks associated with non-core operations as well as the potential significant impact our non-core operations (including the Willis Capital Markets and Advisory operations) can have on our financial results;

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

Willis Group Holdings plc

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Three months ended September 30,		Nine months ended September 30,
	Note	2012	2011	2012	2011
		(millions, except per share data)
REVENUES
Commissions and fees		$749	$753	$2,591	$2,604
Investment income		4	7	14	23
Other income		1	—	4	1

Total revenues		754	760	2,609	2,628

EXPENSES
Salaries and benefits	3	(502)	(489)	(1,508)	(1,577)
Other operating expenses		(146)	(146)	(431)	(462)
Depreciation expense		(21)	(17)	(59)	(56)
Amortization of intangible assets	11	(14)	(18)	(44)	(52)
Net (loss) gain on disposal of operations		(1)	—	(1)	4

Total expenses		(684)	(670)	(2,043)	(2,143)

OPERATING INCOME		70	90	566	485
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	14	—	—	—	(171)
Interest expense		(32)	(38)	(97)	(112)

INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		38	52	469	202
Income taxes	4	(10)	(2)	(114)	(34)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES		28	50	355	168
Interest in earnings of associates, net of tax		(2)	10	12	23

INCOME FROM CONTINUING OPERATIONS		26	60	367	191
Discontinued operations, net of tax		—	—	1	—

NET INCOME		26	60	368	191
Less: net income attributable to noncontrolling interests		—	—	(9)	(12)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$26	$60	$359	$179

AMOUNTS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS SHAREHOLDERS
Income from continuing operations, net of tax		$26	$60	$358	$179
Income from discontinued operations, net of tax		—	—	1	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$26	$60	$359	$179

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Continued)

		Three months ended September 30,		Nine months ended September 30,
	Note	2012	2011	2012	2011
		(millions, except per share data)
Comprehensive income		$53	$7	$395	$192
Less: comprehensive income attributable to noncontrolling interests		—	2	(9)	(11)

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	16	$53	$9	$386	$181

EARNINGS PER SHARE — BASIC AND DILUTED
— Basic earnings per share — continuing operations	5	$0.15	$0.35	$2.07	$1.04
— Diluted earnings per share — continuing operations	5	$0.15	$0.34	$2.03	$1.02

CASH DIVIDENDS DECLARED PER SHARE		$0.27	$0.26	$0.81	$0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2012	December 31, 2011
		(millions, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$424	$436
Accounts receivable, net		908	910
Fiduciary assets		10,425	9,338
Deferred tax assets		42	44
Other current assets	12	317	259

Total current assets		12,116	10,987

NON-CURRENT ASSETS
Fixed assets, net		446	406
Goodwill	10	3,304	3,295
Other intangible assets, net	11	379	420
Investments in associates		175	170
Deferred tax assets		14	22
Pension benefits asset		241	145
Other non-current assets	12	328	283

Total non-current assets		4,887	4,741

TOTAL ASSETS		$17,003	$15,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$10,425	$9,338
Deferred revenue and accrued expenses		279	320
Income taxes payable		58	15
Short-term debt and current portion of long-term debt	14	15	15
Deferred tax liabilities		20	26
Other current liabilities	13	289	282

Total current liabilities		11,086	9,996

NON-CURRENT LIABILITIES
Long-term debt	14	2,364	2,354
Liability for pension benefits		223	270
Deferred tax liabilities		75	32
Provisions for liabilities		181	196
Other non-current liabilities	13	376	363

Total non-current liabilities		3,219	3,215

Total liabilities		14,305	13,211

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	Note	September 30, 2012	December 31, 2011
		(millions, except share data)
COMMITMENTS AND CONTINGENCIES	7
EQUITY
Ordinary shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued 172,703,445 shares in 2012 and 173,829,693 shares in 2011		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2012 and 2011		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2012 and 2011		—	—
Additional paid-in capital		1,116	1,073
Retained earnings		2,278	2,160
Accumulated other comprehensive loss, net of tax	16	(717)	(744)
Treasury shares, at cost, 46,408 shares, $0.000115 nominal value, in 2012 and 2011 and 40,000 shares, €1 nominal value, in 2012 and 2011		(3)	(3)

Total Willis Group Holdings stockholders’ equity	17	2,674	2,486
Noncontrolling interests	17	24	31

Total equity		2,698	2,517

TOTAL LIABILITIES AND EQUITY		$17,003	$15,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine months ended September 30,
	Note	2012	2011
		(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$368	$191
Adjustments to reconcile net income to total net cash provided by operating activities:
Income from discontinued operations		(1)	—
Net gain on disposal of operations and fixed and intangible assets		(2)	(5)
Depreciation expense		59	56
Amortization of intangible assets	11	44	52
Amortization of cash retention awards	3	165	136
Net periodic cost of defined benefit pension plans	6	1	8
Provision for doubtful debts		9	2
Benefit for deferred income taxes		47	45
Excess tax benefits from share-based payment arrangements		(2)	(5)
Share-based compensation		24	33
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs		—	171
Undistributed earnings of associates		(8)	(16)
Effect of exchange rate changes on net income		(10)	6
Change in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		8	(80)
Fiduciary assets		(1,009)	(516)
Fiduciary liabilities		1,009	516
Cash retention awards paid	3	(219)	(208)
Funding of defined benefit pension plans		(115)	(105)
Other assets		(23)	(26)
Other liabilities		(17)	17
Movement on provisions		(18)	—

Net cash provided by continuing operating activities		310	272

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		8	10
Additions to fixed assets		(97)	(71)
Additions to intangible assets		(1)	—
Acquisitions of subsidiaries, net of cash acquired		(4)	(5)
Acquisition of investments in associates		—	(2)
Payments to acquire other investments		(5)	(4)

Net cash used in continuing investing activities		(99)	(72)

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		Nine months ended September 30,
	Note	2012	2011
		(millions)
INCREASE IN CASH AND CASH EQUIVALENTS FROM OPERATING AND INVESTING ACTIVITIES		$211	$200
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment on) draw down of revolving credit facility	14	20	(90)
Senior notes issued	14	—	794
Debt issuance costs		—	(7)
Repayments of debt	14	(11)	(582)
Make-whole on repurchase and redemption of senior notes	14	—	(158)
Repurchase of shares	17	(100)	—
Proceeds from issue of shares		41	46
Excess tax benefits from share-based payment arrangements		2	5
Dividends paid		(139)	(136)
Proceeds from sale of noncontrolling interests		3	—
Acquisition of noncontrolling interests		(29)	(9)
Dividends paid to noncontrolling interests		(11)	(13)

Net cash used in continuing financing activities		(224)	(150)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(13)	50
Effect of exchange rate changes on cash and cash equivalents		1	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		436	316

CASH AND CASH EQUIVALENTS, END OF PERIOD		$424	$363

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

The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine month period ended September 30, 2012 may not necessarily be indicative of the operating results for the entire fiscal year.

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

In June 2011, the FASB issued an Accounting Standards Update that increases the prominence of items reported in other comprehensive income in the financial statements. This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. This requirement became effective for us beginning with the first quarter of 2012, and we have included the required presentation in this and our previous Form 10-Qs filed in 2012.

3.    SALARIES AND BENEFITS EXPENSE

Severance Costs

Severance costs arise in the normal course of business and these charges amounted to $2 million in the nine months ended September 30, 2012 (nine months ended September 30, 2011: $nil). Of these costs, a nominal amount was incurred in the three months ended September 30, 2012 (three months ended September 30, 2011: $nil).

During 2011, the Company incurred severance costs of $89 million relating to the Company’s 2011 Operational Review. These costs related to approximately 1,200 positions that were eliminated.

Notes to the financial statements

(Unaudited)

3.    SALARIES AND BENEFITS EXPENSE (Continued)

At September 30, 2012, the Company’s severance liability under the 2011 Operational Review was:

Severance
(millions)
Balance at January 1, 2011	$—
Severance costs accrued	89
Cash payments	(64)
Foreign exchange	(1)

Balance at December 31, 2011	$24
Cash payments	(20)
Foreign exchange	1

Balance at September 30, 2012	$5

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

The following table sets out the amount of cash retention awards made and the related amortization of those awards for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(millions)
Cash retention awards made	$2	$2	$219	$208
Amortization of cash retention awards included in salaries and benefits	49	48	165	136

Unamortized cash retention awards totaled $258 million as of September 30, 2012 (December 31, 2011: $196 million; September 30, 2011: $243 million).

Willis Group Holdings plc

4.    INCOME TAXES

The tables below reflect the components of the tax charge for the three and nine months ended September 30, 2012 and 2011:

	Income before tax	Tax	Effective tax rate
	(millions, except percentages)
Three months ended September 30, 2012
Ordinary income taxed at estimated annual effective tax rate	$39	$(9)	24%

Items where tax effect is treated discretely:
Impact of reduction in UK tax rate on deferred tax balances	—	1	—%
Net adjustment in respect of prior periods	—	(3)	—%
Non-tax deductible loss on disposal of operations	(1)	—	—%
Benefit derived from the reduction in estimate of annual effective tax rate applied to ordinary income of the prior two quarters	—	1	—%

As reported	$38	$(10)	26%

Three months ended September 30, 2011
Ordinary income taxed at estimated annual effective tax rate	$52	$(11)	22%

Items where tax effect is treated discretely:
Tax adjustment relating to make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(1)	—%
Impact of reduction in UK tax rate on deferred tax balances	—	2	—%
Benefit derived from the reduction in estimate of annual effective tax rate applied to ordinary income of the prior two quarters	—	8	—%

As reported	$52	$(2)	4%

	Income before tax	Tax	Effective tax rate
	(millions, except percentages)
Nine months ended September 30, 2012
Ordinary income taxed at estimated annual effective tax rate	$482	$(117)	24%

Items where tax effect is treated discretely:
Write-off of uncollectible accounts receivable balance in North America	(12)	5	41%
Net adjustment in respect of prior periods	—	(3)	—%
Non-tax deductible loss on disposal of operations	(1)	—	—%
Impact of reduction in UK tax rate on deferred tax balances	—	1	—%

As reported	$469	$(114)	24%

Nine months ended September 30, 2011
Ordinary income taxed at estimated annual effective tax rate	$369	$(82)	22%

Items where tax effect is treated discretely:
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	(171)	46	27%
Non-taxable gain on disposal of operations	4	—	—%
Impact of reduction in UK tax rate on deferred tax balances	—	2	—%

As reported	$202	$(34)	17%

For interim income tax reporting purposes, the Company generally determines its best estimate of an annual effective tax rate and applies that rate on a year-to-date basis to its ordinary income. The Company’s estimated annual effective tax rate excludes significant, unusual or infrequently occurring items and certain other items excluded pursuant to the US GAAP authoritative guidance where applicable. The income tax expense (or benefit) related to all other items is individually computed and recognized when the items occur.

Notes to the financial statements

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

At September 30, 2012, time-based and performance-based options to purchase 9.2 million and 7.2 million shares (2011: 9.6 million and 7.5 million), respectively, and 1.2 million restricted stock units (2011: 1.3 million), were outstanding.

Basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(millions, except per share data)
Net income attributable to Willis Group Holdings	$26	$60	$359	$179

Basic average number of shares outstanding	173	173	173	172
Dilutive effect of potentially issuable shares	2	3	3	3

Diluted average number of shares outstanding	175	176	176	175

Basic earnings per share:
Continuing operations	$0.15	$0.35	$2.07	$1.04
Discontinued operations	—	—	0.01	—

Net income attributable to Willis Group Holdings shareholders	$0.15	$0.35	$2.08	$1.04

Dilutive effect of potentially issuable shares	—	(0.01)	(0.04)	(0.02)

Diluted earnings per share:
Continuing operations	$0.15	$0.34	$2.03	$1.02
Discontinued operations	—	—	0.01	—

Net income attributable to Willis Group Holdings shareholders	$0.15	$0.34	$2.04	$1.02

Options to purchase 6.1 million shares and 6.2 million shares were not included in the computation of the dilutive effect of stock options for the three and nine months ended September 30, 2012 because the effect was antidilutive (three and nine months ended September 30, 2011: 4.7 million and 3.3 million respectively).

Willis Group Holdings plc

6.    PENSION PLANS

The components of the net periodic benefit (income) cost of the UK, US and international defined benefit plans are as follows:

	Three months ended September 30,
	UK Pension Benefits		US Pension Benefits		Intl Pension Benefits
	2012	2011	2012	2011	2012	2011
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$9	$8	$—	$—	$1	$2
Interest cost	27	27	11	10	1	1
Expected return on plan assets	(45)	(40)	(12)	(11)	(2)	(2)
Amortization of unrecognized prior service gain	(1)	(2)	—	—	—	—
Amortization of unrecognized actuarial loss	9	8	2	1	—	—

Net periodic benefit (income) cost	$(1)	$1	$1	$—	$—	$1

	Nine months ended September 30,
	UK Pension Benefits		US Pension Benefits		Intl Pension Benefits
	2012	2011	2012	2011	2012	2011
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$26	$27	$—	$—	$3	$4
Interest cost	81	80	31	31	4	5
Expected return on plan assets	(135)	(121)	(35)	(34)	(5)	(6)
Amortization of unrecognized prior service gain	(4)	(4)	—	—	—	—
Amortization of unrecognized actuarial loss	29	23	6	3	—	—

Net periodic benefit (income) cost	$(3)	$5	$2	$—	$2	$3

As of September 30, 2012, the Company had made cash contributions of $60 million (2011: $60 million) into the UK defined benefit pension plan, in addition to $9 million (2011: $9 million) in respect of employees’ salary sacrifice contributions. $40 million and $6 million (2011: $30 million and $6 million) of cash contributions were made to the US and international defined benefit pension plans, respectively.

On March 30, 2012, the Company agreed to a revised schedule of contributions with the UK pension Trustee which sets out the contributions toward on-going accrual of benefits and deficit funding contributions the Company will make to the UK plan over the next six years ended December 31, 2017. Contributions in 2012 are expected to total $80 million, of which approximately $23 million relates to on-going contributions calculated as 15.9 percent of active plan members’ pensionable salaries and approximately $57 million relates to contributions towards funding the deficit.

In addition, further contributions will be payable based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks and special dividends). In respect of 2012, any such contributions will be paid in 2013 on finalization of the calculations. Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($503 million) over the six years ended December 31, 2017.

The schedule of contributions is automatically renegotiated after three years and at any earlier time jointly agreed by the Company and the Trustee.

In addition, the Company will contribute approximately $12 million to the UK defined benefit pension plan related to employees’ salary sacrifice contributions. The Company also expects to contribute approximately $10 million to the international plans for the full year 2012 (inclusive of amounts contributed in the year to date). The Company does not expect to make any further contributions into the US pension scheme in 2012.

Notes to the financial statements

(Unaudited)

7.     COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Pensions

Changes to the Company’s pension funding obligations are set out in Note 6 — ‘Pension Plans’.

Other Contractual Obligations

In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP. As of September 30, 2012 there had been approximately $9 million of capital contributions.

In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As of September 30, 2012 there had been approximately $1 million of capital contributions.

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

Willis Group Holdings plc

7.    COMMITMENTS AND CONTINGENCIES (Continued)

Contingent Compensation Class Action

Since August 2004, the Company and HRH (along with various other brokers and insurers) have been named as defendants in purported class actions in various courts across the United States. All of these actions have been consolidated into a single action in the U.S. District Court for the District of New Jersey (‘MDL’). These actions allege that the brokers breached their duties to their clients by entering into contingent compensation agreements with either no disclosure or limited disclosure to clients and participated in other improper activities. Plaintiffs seek monetary damages, including punitive damages, and certain equitable relief. In May 2011, the majority of defendants, including the Company and HRH, entered into a written settlement agreement with plaintiffs. On June 28, 2011, the Judge entered an Order granting preliminary approval to the settlement agreement. A total of 84 members of the class have opted out of the settlement. The Court approved the settlement on March 30, 2012. The amount of the settlement paid by the Company and HRH is immaterial and was previously reserved. On April 12, 2012, one member of the settlement class filed an appeal to the United States Court of Appeals for the Third Circuit from the District Court’s Final Order Approving Settlement. On October 1, 2012, the class member withdrew its appeal.

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

Notes to the financial statements

(Unaudited)

7.    COMMITMENTS AND CONTINGENCIES (Continued)

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

On October 28, 2011, the plaintiffs in Troice filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Subsequently, Troice, Roland and a third action captioned Troice, et al. v. Proskauer Rose LLP, Civil Action No. 3:09-CV-01600-N, which also was dismissed on the grounds set forth in the Roland decision discussed above and on appeal to the U.S. Court of Appeals for the Fifth Circuit, were consolidated for purposes of briefing and oral argument. Following the completion of briefing and oral argument, on March 19, 2012, the Fifth Circuit reversed and remanded the actions. On April 2, 2012, the defendants-appellees filed petitions for rehearing en banc. On April 19, 2012, the petitions for rehearing en banc were denied. On July 18, 2012, defendants-appellees filed a petition for writ of certiorari with the United States Supreme Court regarding the Fifth Circuit’s reversal in Troice. On October 1, 2012, the Supreme Court issued an order inviting the Solicitor General to file a brief expressing the views of the United States about whether or not certiorari should be granted.

Additional actions could be brought in the future by other investors in certificates of deposit issued by Stanford and its affiliates. The Company disputes these allegations and intends to defend itself vigorously against these actions. The outcomes of these actions, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

Willis Group Holdings plc

7.    COMMITMENTS AND CONTINGENCIES (Continued)

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

8.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Fair Value of Derivative Financial Instruments

In addition to the note below, see Note 9 — ‘Fair Value Measurement’ for information about the fair value hierarchy of derivatives.

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

In order to manage interest rate risk arising from these financial assets, the Company entered into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest denominated in the various currencies related to the short-term investments. The use of interest rate contracts essentially converted groups of short-term variable rate investments to fixed rate investments. The fair value of these contracts was recorded in other assets and other liabilities. For contracts that qualified as cash flow hedges for accounting purposes, the effective portions of changes in fair value were recorded as a component of other comprehensive income, to the extent that the hedge relationships were highly effective.

From the fourth quarter of 2011, the Company stopped entering into any new hedging transactions relating to interest rate risk from investments, given the current flat yield curve environment. Further to this, during second quarter 2012, the Company closed out its legacy position for these interest rate swap contracts.

Notes to the financial statements

(Unaudited)

8.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The fair value of these swaps at the close out date was $16 million, representing a cash settlement amount on termination. In connection with the terminated swaps, the Company retained a gain of $15 million in other comprehensive income as the forecasted short-term investment transactions in relation to which the swaps qualified as cash flow hedges are still considered probable. These amounts will be reclassified into earnings consistent with when the forecasted swap transactions would have affected earnings. We expect approximately $1 million of the gain to be recognized in the income statement in the remainder of 2012.

At September 30, 2012, the Company had no derivative financial instruments that were designated as cash flow hedges of interest rate risk on investments.

Interest Rate Risk — Interest Expense

The Company has debt consisting of $2,050 million fixed rate senior notes and $293 million under a 5-year term loan facility. The Company also has access to $520 million under two revolving credit facilities.

The 5-year term loan facility bears interest at LIBOR plus 1.50%. As of September 30, 2012, $20 million was drawn on the $500 million revolving credit facility. Drawings under that facility bear interest at LIBOR plus 1.50%. These margins apply while the Company’s debt rating remains BBB-/Baa3. Should the Company’s debt rating change, then the margin will change in accordance with the credit facilities agreements. The fixed rate senior notes bear interest at various rates as detailed in Note 14 — ‘Debt’.

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

At September 30, 2012 and December 31, 2011, the Company’s interest rate swaps were all designated as hedging instruments.

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

The fair value of foreign currency contracts is recorded in other assets and other liabilities. For contracts that qualify as accounting hedges, changes in fair value resulting from movements in the spot exchange rate are recorded as a component of other comprehensive income while changes resulting from a movement in the time value are recorded in interest expense. For contracts that do not qualify for hedge accounting, the total change in fair value is recorded in interest expense. Amounts held in comprehensive income are reclassified into earnings when the hedged exposure affects earnings.

At September 30, 2012 and December 31, 2011, the Company’s foreign currency forward exchange contracts were all designated as hedging instruments.

Willis Group Holdings plc

8.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for Pounds sterling in the case of US dollars and US dollars for Euro and Japanese yen.

	Sell(i)	Fair value
	(millions)
US dollar	$205	$4
Euro	70	4
Japanese yen	32	(1)

(i)	Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

In addition to forward exchange contracts we undertake short-term foreign exchange swaps for liquidity purposes; these are not designated as hedges and do not qualify for hedge accounting. Both the fair value and the year-to-date gain/loss at September 30, 2012 and December 31, 2011 were immaterial.

Derivative Financial Instruments

The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at September 30, 2012 and December 31, 2011:

		Fair value
Derivative financial instruments designated as hedging instruments:	Balance sheet classification	September 30, 2012	December 31, 2011
		(millions)
Assets:
Interest rate swaps (cash flow hedges)	Other assets	$—	$15
Interest rate swaps (fair value hedges)	Other assets	25	26
Forward exchange contracts	Other assets	9	11

Total derivatives designated as hedging instruments		$34	$52

Liabilities:
Interest rate swaps (cash flow hedges)	Other liabilities	—	—
Forward exchange contracts	Other liabilities	2	11

Total derivatives designated as hedging instruments		$2	$11

Notes to the financial statements

(Unaudited)

8.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Cash Flow Hedges

The table below presents the effects of gains/(losses) on derivative financial instruments in cash flow hedging relationships on the consolidated statements of comprehensive income and the consolidated statements of equity for the three and nine months ended September 30, 2012 and 2011:

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in OCI(i) (effective element)	Location of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Amount of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Location of gain (loss) recognized in income (ineffective hedges and ineffective element of effective hedges)	Amount of gain (loss) recognized in income (ineffective hedges and ineffective element of effective hedges)
	(millions)		(millions)		(millions)

Three months ended September 30, 2012

Interest rate swaps	$—	Investment income	$(2)	Other operating expenses	$—

Forward exchange contracts	—	Other operating expenses	—	Interest expense	—

Total	$—		$(2)		$—

Three months ended September 30, 2011

Interest rate swaps	$8	Investment income	$(3)	Other operating expenses	$—

Forward exchange contracts	4	Other operating expenses	(5)	Interest expense	(2)

Total	$12		$(8)		$(2)

Nine months ended September 30, 2012

Interest rate swaps	$3	Investment income	$(5)	Other operating expenses	$—

Forward exchange contracts	7	Other operating expenses	—	Interest expense	—

Total	$10		$(5)		$—

Nine months ended September 30, 2011

Interest rate swaps	$12	Investment income	$(11)	Other operating expenses	$—

Forward exchange contracts	(1)	Other operating expenses	(6)	Interest expense	(1)

Total	$11		$(17)		$(1)

Amounts above shown gross of tax.

(i) Other Comprehensive Income

Willis Group Holdings plc

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

At September 30, 2012 the Company estimates there will be $11 million of net derivative gains reclassified from accumulated comprehensive income into earnings within the next twelve months as the forecasted transactions affect earnings.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The Company includes the gain or loss on the hedged items (that is, fixed-rate borrowings) in the same line item — interest expense — as the offsetting loss or gain on the related interest rate swaps. The table below presents the effects of derivative financial instruments in fair value hedging relationships on the consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011.

Derivatives in fair value hedging relationships	Hedged item in fair value hedging relationship	Gain (loss) recognized for derivative	Gain (loss) recognized for hedged item	Ineffectiveness recognized in interest expense
		(millions)
Three months ended September 30, 2012
Interest rate swaps	5.625% senior notes due 2015	$(1)	$—	$1

Three months ended September 30, 2011
Interest rate swaps	5.625% senior notes due 2015	$4	$(6)	$2

Nine months ended September 30, 2012
Interest rate swaps	5.625% senior notes due 2015	$(1)	$(1)	$2

Nine months ended September 30, 2011
Interest rate swaps	5.625% senior notes due 2015	$9	$(10)	$1

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Notes to the financial statements

(Unaudited)

9.    FAIR VALUE MEASUREMENT

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis.

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value:

•	Level 1: refers to fair values determined based on quoted market prices in active markets for identical assets;

•	Level 2: refers to fair values estimated using observable market based inputs or unobservable inputs that are corroborated by market data; and

•	Level 3: includes fair values estimated using unobservable inputs that are not corroborated by market data.

	September 30, 2012
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Cash and cash equivalents	$424	$—	$—	$424
Fiduciary funds (included within Fiduciary assets)	1,935	—	—	1,935
Derivative financial instruments	—	34	—	34

Total assets	$2,359	$34	$—	$2,393

Liabilities at fair value:
Derivative financial instruments	$—	$2	$—	$2
Changes in fair value of hedged debt(i)	—	21	—	21

Total liabilities	$—	$23	$—	$23

	December 31, 2011
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Cash and cash equivalents	$436	$—	$—	$436
Fiduciary funds (included within Fiduciary assets)	1,688	—	—	1,688
Derivative financial instruments	—	52	—	52

Total assets	$2,124	$52	$—	$2,176

Liabilities at fair value:
Derivative financial instruments	$—	$11	$—	$11
Changes in fair value of hedged debt(i)	—	20	—	20

Total liabilities	$—	$31	$—	$31

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

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

	September 30, 2012		December 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Assets:
Cash and cash equivalents	$424	$424	$436	$436
Fiduciary funds (included within Fiduciary assets)	1,935	1,935	1,688	1,688
Derivative financial instruments	34	34	52	52
Liabilities:
Current portion of long-term debt	$15	$15	$15	$15
Long-term debt	2,364	2,601	2,354	2,499
Derivative financial instruments	2	2	11	11

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

Notes to the financial statements

(Unaudited)

10.    GOODWILL (Continued)

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2012 and the year ended December 31, 2011 are as follows:

	Global	North America	International	Total
	(millions)
Balance at January 1, 2011	$1,063	$1,783	$448	$3,294
Purchase price allocation adjustments	—	—	2	2
Goodwill acquired during the year	—	—	10	10
Goodwill disposed of during the year	—	(3)	—	(3)
Other movements (i) (ii)	60	2	(61)	1
Foreign exchange	(1)	—	(8)	(9)

Balance at December 31, 2011	$1,122	$1,782	$391	$3,295
Purchase price allocation adjustments	—	—	2	2
Goodwill acquired during the period	—	—	2	2
Foreign exchange	4	—	1	5

Balance at September 30, 2012	$1,126	$1,782	$396	$3,304

(i)	North America — a $1 million tax benefit arising on the exercise of fully vested HRH stock options which were issued as part of the acquisition of HRH in 2008.

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

While the Company has not yet completed its annual goodwill impairment testing, which is conducted during the fourth quarter each year, we expect that we will record a goodwill impairment charge associated with our North America unit during the fourth quarter of 2012, and that the amount of this non-cash, one-time charge may be material.

11.    OTHER INTANGIBLE ASSETS, NET

Other intangible assets are classified into the following categories:

•	‘Customer and Marketing Related’, including:

•	client relationships;
•	client lists;
•	non-compete agreements;
•	trade names; and

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.

The major classes of amortizable intangible assets are as follows:

	September 30, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(millions)
Customer and Marketing Related:
Client Relationships	$691	$(317)	$374	$686	$(269)	$417
Client Lists	6	(4)	2	8	(7)	1
Non-compete Agreements	36	(36)	—	36	(36)	—
Trade Names	11	(10)	1	11	(10)	1

Total Customer and Marketing Related	744	(367)	377	741	(322)	419

Contract based, Technology and Other	4	(2)	2	4	(3)	1

Total amortizable intangible assets	$748	$(369)	$379	$745	$(325)	$420

Willis Group Holdings plc

11.    OTHER INTANGIBLE ASSETS, NET (Continued)

The aggregate amortization of intangible assets for the nine months ended September 30, 2012 was $44 million (nine months ended September 30, 2011: $52 million), of which $14 million was recognized in the three months ended September 30, 2012 (three months ended September 30, 2011: $18 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total
	(millions)
Amortization of intangible assets	$15	$52	$46	$39	$33	$194	$379

12.    OTHER ASSETS

An analysis of other assets is as follows:

	September 30, 2012	December 31, 2011
	(millions)
Other current assets
Unamortized cash retention awards	$154	$120
Prepayments and accrued income	66	45
Income tax receivable	53	30
Derivatives	7	14
Debt issuance costs	3	3
Other receivables	34	47

Total other current assets	$317	$259

Other non-current assets
Unamortized cash retention awards	$104	$76
Deferred compensation plan assets	105	89
Derivatives	27	38
Prepayments and accrued income	22	28
Debt issuance costs	13	15
Other receivables	57	37

Total other non-current assets	$328	$283

Total other assets	$645	$542

Notes to the financial statements

(Unaudited)

13.    OTHER LIABILITIES

An analysis of other liabilities is as follows:

	September 30, 2012	December 31, 2011
	(millions)
Other current liabilities
Accounts payable	$72	$59
Accrued dividends payable	48	46
Other taxes payable	51	45
Accrued interest payable	8	37
Derivatives	2	7
Other payables	108	88

Total other current liabilities	$289	$282

Other non-current liabilities
Incentives from lessors	$175	$165
Deferred compensation plan liability	109	106
Capital lease obligation	26	26
Other payables	66	66

Total other non-current liabilities	$376	$363

Total other liabilities	$665	$645

14.    DEBT

Short-term debt and current portion of the long-term debt consists of the following:

	September 30, 2012	December 31, 2011
	(millions)
Current portion of 5-year term loan facility expires 2016	$15	$11
6.000% loan notes due 2012	—	4

	$15	$15

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
	(millions)
5-year term loan facility expires 2016	$278	$289
Revolving $500 million credit facility	20	—
5.625% senior notes due 2015	350	350
Fair value adjustment on 5.625% senior notes due 2015	21	20
4.125% senior notes due 2016	299	299
6.200% senior notes due 2017	600	600
7.000% senior notes due 2019	300	300
5.750% senior notes due 2021	496	496

	$2,364	$2,354

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

The 5-year term loan facility expiring 2016 bears interest at LIBOR plus 1.50% and is repayable in quarterly installments and a final repayment of $225 million is due in the fourth quarter of 2016. Drawings under the new revolving $500 million credit facility bear interest at LIBOR plus 1.50% and the facility expires on December 16, 2016. As of September 30, 2012 $20 million was outstanding under the revolving credit facility. These margins apply while the Company’s debt rating remains BBB-/Baa3.

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

15.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Nine months ended September 30,
	2012	2011
	(millions)
Supplemental disclosures of cash flow information:
Cash payments (receipts) for income taxes, net	$43	$(6)
Cash payments for interest	117	120

Supplemental disclosures of non-cash flow investing and financing activities:
Write-off of unamortized debt issuance costs	$—	$(13)

Acquisitions:
Fair value of assets acquired	$—	$3
Less: Liabilities assumed	—	—

Net assets acquired, net of cash acquired	$—	$3

Notes to the financial statements

(Unaudited)

16.    COMPREHENSIVE INCOME

a)	The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(millions)
Net income	$26	$60	$368	$191
Other comprehensive income, net of tax:
Foreign currency translation adjustment (net of tax of $nil, $nil, $nil and $nil)	35	(75)	21	(9)
Pension funding adjustment (net of tax of $3 million, $(5) million, $(1) million and $(6) million)	(6)	19	3	14
Net (loss) gain on derivative instruments (net of tax of $nil, $(1) million, $(2) million and $2 million)	(2)	3	3	(4)

Other comprehensive income (net of tax of $3 million, $(6) million, $(3) million and $(4) million)	27	(53)	27	1

Comprehensive income	53	7	395	192
Noncontrolling interest	—	2	(9)	(11)

Comprehensive income attributable to Willis Group Holdings	$53	$9	$386	$181

b)	The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 30, 2012	December 31, 2011
	(millions)
Net foreign currency translation adjustment	$(62)	$(83)
Pension funding adjustment	(672)	(675)
Net unrealized gain on derivative instruments	14	11

Accumulated other comprehensive loss	$(720)	$(747)
Noncontrolling interest	3	3

Accumulated other comprehensive loss, attributable to Willis Group Holdings, net of tax	$(717)	$(744)

Willis Group Holdings plc

17.    EQUITY AND NONCONTROLLING INTERESTS

The components of stockholders’ equity and noncontrolling interests are as follows:

	September 30, 2012			September 30, 2011
	Willis Group Holdings stockholders	Noncontrolling interests	Total equity	Willis Group Holdings stockholders	Noncontrolling interests	Total equity
	(millions)
Balance at beginning of period	$2,486	$31	$2,517	$2,577	$31	$2,608
Comprehensive income:
Net income	359	9	368	179	12	191
Other comprehensive income, net of tax	27	—	27	2	(1)	1

Comprehensive income	386	9	395	181	11	192
Dividends	(141)	(11)	(152)	(135)	(13)	(148)
Additional paid-in capital	43	—	43	65	—	65
Repurchase of shares(i)	(100)	—	(100)	—	—	—
Additional noncontrolling interests	—	1	1	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	(6)	(6)	—	—	—

Balance at end of period	$2,674	$24	$2,698	$2,688	$29	$2,717

(i)	Based on settlement date we repurchased 2,796,546 shares at an average price of $35.87 in the nine months ended September 30, 2012.

The effects on equity of changes in Willis Group Holdings ownership interest in its subsidiaries are as follows:

	September 30, 2012	September 30, 2011
	(millions)
Net income attributable to Willis Group Holdings	$359	$179

Transfers from noncontrolling interest:
Decrease in Willis Group Holdings paid-in capital for purchase of noncontrolling interests	(23)	—
Increase in Willis Group Holdings paid-in capital for sale of noncontrolling interests	2	—

Net transfers to noncontrolling interests	(21)	—

Change from net income attributable to Willis Group Holdings and transfers from noncontrolling interests	$338	$179

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

The Company evaluates the performance of its segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, the following items for which segmental management are not held accountable are excluded from segmental expenses:

(i)	costs of the holding company;

(ii)	foreign exchange hedging activities, foreign exchange movements on the UK pension plan asset, foreign exchange gains and losses from currency purchases and sales, and foreign exchange movements on internal exposures;

(iii)	amortization of intangible assets;

(iv)	gains and losses on the disposal of operations;

(v)	significant legal and regulatory settlements which are managed centrally;

(vi)	costs associated with the 2011 Operational Review; and

(vii)	write-off of uncollectible accounts receivable balance and associated legal fees arising in Chicago due to fraudulent overstatement of commissions and fees.

The accounting policies of the segments are consistent with those described in Note 2 — ‘Basis of Presentation and Significant Accounting Policies’ to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.

Selected information regarding the Company’s segments is as follows:

	Three months ended September 30, 2012
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$235	$—	$—	$235	$7	$52	$—
North America	315	2	1	318	7	53	—
International	199	2	—	201	7	(9)	(2)

Total Retail	514	4	1	519	14	44	(2)

Total Segments	749	4	1	754	21	96	(2)
Corporate and Other(i)	—	—	—	—	14	(26)	—

Total Consolidated	$749	$4	$1	$754	$35	$70	$(2)

	Three months ended September 30, 2011
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$234	$1	$—	$235	$5	$53	$—
North America	316	2	—	318	8	62	—
International	203	4	—	207	4	4	10

Total Retail	519	6	—	525	12	66	10

Total Segments	753	7	—	760	17	119	10
Corporate and Other(i)	—	—	—	—	18	(29)	—

Total Consolidated	$753	$7	$—	$760	$35	$90	$10

(i)	See the following table for an analysis of the ‘Corporate and Other’ line.

Willis Group Holdings plc

18.    SEGMENT INFORMATION (Continued)

	Three months ended September 30,
	2012	2011
	(millions)
Amortization of intangible assets	$(14)	$(18)
Net loss on disposal of operations (a)	(1)	—
India joint venture settlement (a)	(11)	—
Foreign exchange hedging	1	3
Foreign exchange loss on the UK pension plan asset	—	(1)
2011 Operational Review	—	(15)
Other (b)	(1)	2

Total Corporate and Other	$(26)	$(29)

(a)

$11 million settlement with former partners related to the termination of a joint venture arrangement in India. In addition, a $1 million loss on disposal of operations was recorded related to the termination.

(b)	In third quarter 2011, Other includes $5 million from the release of funds related to potential legal liabilities.

	Nine months ended September 30, 2012
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$887	$3	$—	$890	$20	$325	$—
North America	975	3	4	982	23	183	—
International	729	8	—	737	16	112	12

Total Retail	1,704	11	4	1,719	39	295	12

Total Segments	2,591	14	4	2,609	59	620	12
Corporate and Other(i)	—	—	—	—	44	(54)	—

Total Consolidated	$2,591	$14	$4	$2,609	$103	$566	$12

	Nine months ended September 30, 2011
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$860	$7	$—	$867	$17	$317	$—
North America	998	5	1	1,004	20	208	—
International	746	11	—	757	14	146	23

Total Retail	1,744	16	1	1,761	34	354	23

Total Segments	2,604	23	1	2,628	51	671	23
Corporate and Other(i)	—	—	—	—	57	(186)	—

Total Consolidated	$2,604	$23	$1	$2,628	$108	$485	$23

(i)	See the following table for an analysis of the ‘Corporate and Other’ line.

Notes to the financial statements

(Unaudited)

18.    SEGMENT INFORMATION (Continued)

	Nine months ended September 30,
	2012	2011
	(millions)
Amortization of intangible assets	$(44)	$(52)
Net (loss) gain on disposal of operations (a)	(1)	4
India joint venture settlement (a)	(11)	—
Foreign exchange hedging	3	5
Foreign exchange loss on the UK pension plan asset	(1)	—
2011 Operational Review	—	(130)
FSA Regulatory settlement	—	(11)
Write-off of uncollectible accounts receivable balance in Chicago and associated legal fees (b)	(13)	—
Insurance recovery (c)	5	—
Other (d)	8	(2)

Total Corporate and Other	$(54)	$(186)

(a)

$11 million settlement with former partners related to the termination of a joint venture arrangement in India. In addition, a $1 million loss on disposal of operations was recorded related to the termination.

(b)

In early 2012 the Company identified an uncollectible accounts receivable balance of approximately $28 million in Chicago due to fraudulent overstatements of Commissions and fees. For the year ended December 31, 2011, the Company recorded an estimate of the misstatement of Commissions and fees from prior periods by recognizing in the fourth quarter of 2011 a $22 million charge to Other operating expenses to write off the uncollectible receivable at January 1, 2011, see Note 27 of our Financial Statements in the Company’s 2011 Annual Report on Form 10-K, and by reversing the $6 million balance of Commissions and fees which had been recorded during 2011.

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

(c)	Insurance recovery, recorded in Other operating expenses, related to a previously disclosed fraudulent activity in Chicago, discussed above.

(d)	For the nine months ended September 30, 2011, Other includes $11 million from the release of funds related to potential legal liabilities.

The following table reconciles total consolidated operating income, as disclosed in the segment tables above, to consolidated income before income taxes and interest in earnings of associates:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(millions)
Total consolidated operating income	$70	$90	$566	$485
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	—	—	(171)
Interest expense	(32)	(38)	(97)	(112)

Income before income taxes and interest in earnings of associates	$38	$52	$469	$202

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

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

The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as at September 30, 2012 of Willis Group Holdings, the Other Guarantors and the Issuer. Investments in subsidiaries in the unaudited condensed consolidating balance sheet for Other represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.

The entities included in the Other Guarantors column as of September 30, 2012 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, Trinity Acquisition plc, TA I Limited and Willis Group Limited.

Notes to the financial statements

(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$749	$—	$749
Investment income	—	2	—	4	(2)	4
Other income	—	—	—	1	—	1

Total revenues	—	2	—	754	(2)	754

EXPENSES
Salaries and benefits	—	—	(28)	(474)	—	(502)
Other operating expenses	(1)	(1)	(8)	(139)	3	(146)
Depreciation expense	—	—	(4)	(17)	—	(21)
Amortization of intangible assets	—	—	—	(17)	3	(14)
Net gain (loss) on disposal of operations	—	—	—	4	(5)	(1)

Total expenses	(1)	(1)	(40)	(643)	1	(684)

OPERATING (LOSS) INCOME	(1)	1	(40)	111	(1)	70
Investment income from Group undertakings	6	808	63	104	(981)	—
Interest expense	(11)	(61)	(48)	(68)	156	(32)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(6)	748	(25)	147	(826)	38
Income taxes	(6)	—	9	(19)	6	(10)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(12)	748	(16)	128	(820)	28
Interest in earnings of associates, net of tax	—	—	—	(5)	3	(2)
Equity account for subsidiaries	38	(701)	17	—	646	—

NET INCOME	26	47	1	123	(171)	26
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$26	$47	$1	$123	$(171)	$26

Comprehensive income	$53	$74	$2	$144	$(220)	$53
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$53	$74	$2	$144	$(220)	$53

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$753	$—	$753
Investment income	—	2	—	7	(2)	7
Other income	—	—	—	—	—	—

Total revenues	—	2	—	760	(2)	760

EXPENSES
Salaries and benefits	—	—	(17)	(475)	3	(489)
Other operating expenses	(9)	8	(24)	(117)	(4)	(146)
Depreciation expense	—	—	(3)	(14)	—	(17)
Amortization of intangible assets	—	—	—	(18)	—	(18)
Net gain on disposal of operations	—	—	—	1	(1)	—

Total expenses	(9)	8	(44)	(623)	(2)	(670)

OPERATING (LOSS) INCOME	(9)	10	(44)	137	(4)	90
Investment income from Group undertakings	—	726	60	80	(866)	—
Interest expense	(11)	(63)	(39)	(50)	125	(38)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(20)	673	(23)	167	(745)	52
Income taxes	5	(3)	6	(20)	10	(2)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(15)	670	(17)	147	(735)	50
Interest in earnings of associates, net of tax	—	—	—	8	2	10
Equity account for subsidiaries	75	(605)	16	—	514	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	60	65	(1)	155	(219)	60
Discontinued operations, net of tax	—	—	—	—	—	—

NET INCOME (LOSS)	60	65	(1)	155	(219)	60
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$60	$65	$(1)	$155	$(219)	$60

Comprehensive income	$9	$19	$—	$112	$(133)	$7
Less: comprehensive income attributable to noncontrolling interests	—	—	—	2	—	2

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$9	$19	$—	$114	$(133)	$9

Notes to the financial statements

(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,591	$—	$2,591
Investment income	—	8	—	14	(8)	14
Other income	—	—	—	97	(93)	4

Total revenues	—	8	—	2,702	(101)	2,609

EXPENSES
Salaries and benefits	(1)	—	(50)	(1,457)	—	(1,508)
Other operating expenses	(8)	1	(63)	(367)	6	(431)
Depreciation expense	—	(1)	(11)	(47)	—	(59)
Amortization of intangible assets	—	—	—	(53)	9	(44)
Net loss on disposal of operations	—	—	—	(19)	18	(1)

Total expenses	(9)	—	(124)	(1,943)	33	(2,043)

OPERATING (LOSS) INCOME	(9)	8	(124)	759	(68)	566
Investment income from Group undertakings	6	994	193	118	(1,311)	—
Interest expense	(32)	(188)	(122)	(210)	455	(97)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(35)	814	(53)	667	(924)	469
Income taxes	1	3	19	(136)	(1)	(114)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(34)	817	(34)	531	(925)	355
Interest in earnings of associates, net of tax	—	—	—	5	7	12
Equity account for subsidiaries	393	(416)	70	—	(47)	—

INCOME FROM CONTINUING OPERATIONS	359	401	36	536	(965)	367
Discontinued operations, net of tax	—	—	—	1	—	1

NET INCOME	359	401	36	537	(965)	368
Less: Net income attributable to noncontrolling interests	—	—	—	(9)	—	(9)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$359	$401	$36	$528	$(965)	$359

Comprehensive income	$386	$428	$41	$574	$(1,034)	$395
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(9)	—	(9)

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$386	$428	$41	$565	$(1,034)	$386

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,604	$—	$2,604
Investment income	—	8	1	22	(8)	23
Other income	—	—	—	24	(23)	1

Total revenues	—	8	1	2,650	(31)	2,628

EXPENSES
Salaries and benefits	—	—	(52)	(1,554)	29	(1,577)
Other operating expenses	(8)	33	(82)	(404)	(1)	(462)
Depreciation expense	—	—	(10)	(46)	—	(56)
Amortization of intangible assets	—	—	—	(57)	5	(52)
Net gain on disposal of operations	—	—	—	7	(3)	4

Total expenses	(8)	33	(144)	(2,054)	30	(2,143)

OPERATING (LOSS) INCOME	(8)	41	(143)	596	(1)	485
Investment income from Group undertakings	35	944	233	113	(1,325)	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—	—	—	(171)
Interest expense	(23)	(188)	(112)	(258)	469	(112)

INCOME (LOSS) BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	4	626	(22)	451	(857)	202
Income taxes	7	42	20	(109)	6	(34)

INCOME (LOSS) BEFORE INTEREST IN EARNINGS OF ASSOCIATES	11	668	(2)	342	(851)	168
Interest in earnings of associates, net of tax	—	—	—	17	6	23
Equity account for subsidiaries	168	(472)	(21)	—	325	—

NET INCOME (LOSS)	179	196	(23)	359	(520)	191
Less: Net income attributable to noncontrolling interests	—	—	—	(12)	—	(12)

NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$179	$196	$(23)	$347	$(520)	$179

Comprehensive income	$181	$198	$(21)	$364	$(530)	$192
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(11)	—	(11)

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$181	$198	$(21)	$353	$(530)	$181

Notes to the financial statements

(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at September 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$—	$—	$423	$—	$424
Accounts receivable, net	5	—	7	867	29	908
Fiduciary assets	—	—	—	11,230	(805)	10,425
Deferred tax assets	1	—	—	46	(5)	42
Other current assets	2	116	26	421	(248)	317

Total current assets	9	116	33	12,987	(1,029)	12,116

Investments in subsidiaries	(607)	3,390	1,299	3,820	(7,902)	—
Amounts owed by (to) Group undertakings	4,120	(3,904)	685	(901)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	10	61	377	(2)	446
Goodwill	—	—	—	1,707	1,597	3,304
Other intangible assets, net	—	—	—	481	(102)	379
Investments in associates	—	—	—	(44)	219	175
Deferred tax assets	—	—	—	40	(26)	14
Pension benefits asset	—	—	—	241	—	241
Other non-current assets	5	131	48	269	(125)	328

Total non-current assets	5	141	109	3,071	1,561	4,887

TOTAL ASSETS	$3,527	$(257)	$2,126	$18,977	$(7,370)	$17,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$11,230	$(805)	$10,425
Deferred revenue and accrued expenses	3	—	—	282	(6)	279
Income taxes payable	—	75	—	182	(199)	58
Short-term debt and current portion of long-term debt	—	15	—	—	—	15
Deferred tax liabilities	1	1	1	21	(4)	20
Other current liabilities	54	2	36	226	(29)	289

Total current liabilities	58	93	37	11,941	(1,043)	11,086

NON-CURRENT LIABILITIES
Long-term debt	795	298	1,271	—	—	2,364
Liabilities for pension benefits	—	—	—	223	—	223
Deferred tax liabilities	—	—	61	40	(26)	75
Provisions for liabilities	—	—	—	189	(8)	181
Other non-current liabilities	—	5	7	364	—	376

Total non-current liabilities	795	303	1,339	816	(34)	3,219

TOTAL LIABILITIES	$853	$396	$1,376	$12,757	$(1,077)	$14,305

(continued on next page)

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As at September 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,674	(653)	750	6,196	(6,293)	2,674
Noncontrolling interests	—	—	—	24	—	24

Total equity	2,674	(653)	750	6,220	(6,293)	2,698

TOTAL LIABILITIES AND EQUITY	$3,527	$(257)	$2,126	$18,977	$(7,370)	$17,003

Notes to the financial statements

(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—	$163	$273	$—	$436
Accounts receivable, net	2	—	3	877	28	910
Fiduciary assets	—	—	—	9,941	(603)	9,338
Deferred tax assets	—	1	—	43	—	44
Other current assets	1	52	21	271	(86)	259

Total current assets	3	53	187	11,405	(661)	10,987

Investments in subsidiaries	(1,023)	3,778	1,482	3,848	(8,085)	—
Amounts owed by (to) Group undertakings	4,354	(4,716)	476	(114)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	4	59	345	(2)	406
Goodwill	—	—	—	1,704	1,591	3,295
Other intangible assets, net	—	—	—	435	(15)	420
Investments in associates	—	—	—	(45)	215	170
Deferred tax assets	—	—	—	22	—	22
Pension benefits asset	—	—	—	145	—	145
Other non-current assets	5	170	43	192	(127)	283

Total non-current assets	5	174	102	2,798	1,662	4,741

TOTAL ASSETS	$3,339	$(711)	$2,247	$17,937	$(7,084)	$15,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$9,941	$(603)	$9,338
Deferred revenue and accrued expenses	2	—	—	318	—	320
Income taxes payable	—	40	—	30	(55)	15
Short-term debt and current portion of long-term debt	—	11	—	4	—	15
Deferred tax liabilities	—	—	1	25	—	26
Other current liabilities	56	11	57	185	(27)	282

Total current liabilities	58	62	58	10,503	(685)	9,996

NON-CURRENT LIABILITIES
Long-term debt	795	289	1,270	—	—	2,354
Liabilities for pension benefits	—	—	—	270	—	270
Deferred tax liabilities	—	5	35	(9)	1	32
Provisions for liabilities	—	—	—	198	(2)	196
Other non-current liabilities	—	9	9	345	—	363

Total non-current liabilities	795	303	1,314	804	(1)	3,215

TOTAL LIABILITIES	$853	$365	$1,372	$11,307	$(686)	$13,211

(continued on next page)

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As at December 31, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,486	(1,076)	875	6,599	(6,398)	2,486
Noncontrolling interests	—	—	—	31	—	31

Total equity	2,486	(1,076)	875	6,630	(6,398)	2,517

TOTAL LIABILITIES AND EQUITY	$3,339	$(711)	$2,247	$17,937	$(7,084)	$15,728

Notes to the financial statements

(Unaudited)

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY CONTINUING OPERATING ACTIVITIES	$(43)	$803	$61	$(1,168)	$657	$310

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	8	—	8
Additions to fixed assets	—	(6)	(13)	(78)	—	(97)
Additions to intangible assets	—	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(4)	—	(4)
Acquisitions of investments in associates	—	—	—	—	—	—
Payments to acquire other investments	—	—	—	(5)	—	(5)

Net cash used in continuing investing activities	—	(6)	(13)	(80)	—	(99)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	20	—	—	—	20
Repayments of debt	—	(7)	—	(4)	—	(11)
Repurchase of shares	(100)	—	—	—	—	(100)
Proceeds from issue of shares	41	—	—	—	—	41
Amounts owed by (to) Group undertakings	243	(811)	(211)	779	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(139)	—	—	657	(657)	(139)
Proceeds from sale of noncontrolling interests	—	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	—	(29)	—	(29)
Dividends paid to noncontrolling interests	—	—	—	(11)	—	(11)

Net cash provided by (used in) continuing financing activities	44	(797)	(211)	1,397	(657)	(224)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	—	(163)	149	—	(13)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	163	273	—	436

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$—	$423	$—	$424

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY CONTINUING OPERATING ACTIVITIES	$(31)	$112	$19	$1,061	$(889)	$272

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	10	—	10
Additions to fixed assets	—	—	(17)	(54)	—	(71)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(5)	—	(5)
Acquisitions of investments in associates	—	—	—	(2)	—	(2)
Payments to acquire other investments	—	—	—	(4)	—	(4)

Net cash used in continuing investing activities	—	—	(17)	(55)	—	(72)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on draw down of revolving credit facility	—	—	(90)	—	—	(90)
Senior notes issued	794	—	—	—	—	794
Debt issuance costs	(7)	—	—	—	—	(7)
Repayments of debt	—	(500)	(82)	—	—	(582)
Make-whole on repurchase and redemption of senior notes	—	(158)	—	—	—	(158)
Proceeds from issue of shares	46	—	—	—	—	46
Amounts owed by (to) Group undertakings	(664)	554	216	(106)	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(136)	—	—	(889)	889	(136)
Acquisition of noncontrolling interests	—	(8)	—	(1)	—	(9)
Dividends paid to noncontrolling interests	—	—	—	(13)	—	(13)

Net cash provided by (used in) continuing financing activities	33	(112)	44	(1,004)	889	(150)

INCREASE IN CASH AND CASH EQUIVALENTS	2	—	46	2	—	50
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3)	—	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	76	240	—	316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2	$—	$122	$239	$—	$363

Notes to the financial statements

(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

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

The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as at September 30, 2012 of Willis Group Holdings and the Guarantors. Investments in subsidiaries in the unaudited condensed consolidating balance sheet for Other represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.

The entities included in the Guarantors column as of September 30, 2012 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America.

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$749	$—	$749
Investment income	—	2	4	(2)	4
Other income	—	—	1	—	1

Total revenues	—	2	754	(2)	754

EXPENSES
Salaries and benefits	—	(28)	(474)	—	(502)
Other operating expenses	(1)	(9)	(139)	3	(146)
Depreciation expense	—	(4)	(17)	—	(21)
Amortization of intangible assets	—	—	(17)	3	(14)
Net gain (loss) on disposal of operations	—	—	4	(5)	(1)

Total expenses	(1)	(41)	(643)	1	(684)

OPERATING (LOSS) INCOME	(1)	(39)	111	(1)	70
Investment income from Group undertakings	6	871	104	(981)	—
Interest expense	(11)	(109)	(68)	156	(32)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(6)	723	147	(826)	38
Income taxes	(6)	9	(19)	6	(10)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(12)	732	128	(820)	28
Interest in earnings of associates, net of tax	—	—	(5)	3	(2)
Equity account for subsidiaries	38	(685)	—	647	—

INCOME FROM CONTINUING OPERATIONS	26	47	123	(170)	26

NET INCOME	26	47	123	(170)	26
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$26	$47	$123	$(170)	$26

Comprehensive income	$53	$74	$144	$(218)	$53
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	—

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$53	$74	$144	$(218)	$53

Notes to the financial statements

(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2011
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$753	$—	753
Investment income	—	2	7	(2)	7
Other income	—	—	—	—	—

Total revenues	—	2	760	(2)	760

EXPENSES
Salaries and benefits	—	(17)	(475)	3	(489)
Other operating expenses	(9)	(16)	(117)	(4)	(146)
Depreciation expense	—	(3)	(14)	—	(17)
Amortization of intangible assets	—	—	(18)	—	(18)
Net gain on disposal of operations	—	—	1	(1)	—

Total expenses	(9)	(36)	(623)	(2)	(670)

OPERATING (LOSS) INCOME	(9)	(34)	137	(4)	90
Investment income from Group undertakings	—	786	80	(866)	—
Interest expense	(11)	(102)	(50)	(125)	(38)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(20)	650	167	(745)	52
Income taxes	5	3	(20)	10	(2)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(15)	653	147	(735)	50
Interest in earnings of associates, net of tax	—	—	8	2	10
Equity account for subsidiaries	75	(588)	—	513	—

INCOME FROM CONTINUING OPERATIONS	60	65	155	(220)	60
Discontinued operations, net of tax	—	—	—	—	—

NET (LOSS) INCOME	60	65	155	(220)	60
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$60	$65	$155	$(220)	$60

Comprehensive income	$9	$19	$111	$(132)	$7
Less: comprehensive income attributable to noncontrolling interests	—	—	2	—	2

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$9	$19	$113	$(132)	$9

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$2,591	$—	$2,591
Investment income	—	8	14	(8)	14
Other income	—	—	97	(93)	4

Total revenues	—	8	2,702	(101)	2,609

EXPENSES
Salaries and benefits	(1)	(50)	(1,457)	—	(1,508)
Other operating expenses	(8)	(62)	(367)	6	(431)
Depreciation expense	—	(12)	(47)	—	(59)
Amortization of intangible assets	—	—	(53)	9	(44)
Net loss on disposal of operations	—	—	(19)	18	(1)

Total expenses	(9)	(124)	(1,943)	33	(2,043)

OPERATING (LOSS) INCOME	(9)	(116)	759	(68)	566
Investment income from Group undertakings	6	1,187	118	(1,311)	—
Interest expense	(32)	(310)	(210)	455	(97)

(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(35)	761	667	(924)	469
Income taxes	1	22	(136)	(1)	(114)

(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(34)	783	531	(925)	355
Interest in earnings of associates, net of tax	—	—	5	7	12
Equity account for subsidiaries	393	(382)	—	(11)	—

INCOME FROM CONTINUING OPERATIONS	359	401	536	(929)	367
Discontinued operations, net of tax	—	—	1	—	1

NET INCOME	359	401	537	(929)	368
Less: Net income attributable to noncontrolling interests	—	—	(9)	—	(9)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$359	$401	$528	$(929)	$359

Comprehensive income	$386	$428	$574	$(993)	$395
Less: comprehensive income attributable to noncontrolling interests	—	—	(9)	—	(9)

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$386	$428	$565	$(993)	$386

Notes to the financial statements

(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2011
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$2,604	$—	$2,604
Investment income	—	9	22	(8)	23
Other income	—	—	24	(23)	1

Total revenues	—	9	2,650	(31)	2,628

EXPENSES
Salaries and benefits	—	(52)	(1,554)	29	(1,577)
Other operating expenses	(8)	(49)	(404)	(1)	(462)
Depreciation expense	—	(10)	(46)	—	(56)
Amortization of intangible assets	—	—	(57)	5	(52)
Net gain on disposal of operations	—	—	7	(3)	4

Total expenses	(8)	(111)	(2,054)	30	(2,143)

OPERATING (LOSS) INCOME	(8)	(102)	596	(1)	485
Investment income from Group undertakings	35	1,177	113	(1,325)	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—	—	(171)
Interest expense	(23)	(300)	(258)	469	(112)

INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	4	604	451	(857)	202
Income taxes	7	62	(109)	6	(34)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	11	666	342	(851)	168
Interest in earnings of associates, net of tax	—	—	17	6	23
Equity account for subsidiaries	168	(470)	—	302	—

INCOME FROM CONTINUING OPERATIONS	179	196	359	(543)	191

NET INCOME	179	196	359	(543)	191
Less: Net income attributable to noncontrolling interests	—	—	(12)	—	(12)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$179	$196	$347	$(543)	$179

Comprehensive income	$181	$198	$364	$(551)	$192
Less: other comprehensive income attributable to noncontrolling interests	—	—	(11)	—	(11)

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$181	$198	$353	$(551)	$181

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at September 30, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$—	$423	$—	$424
Accounts receivable, net	5	7	867	29	908
Fiduciary assets	—	—	11,230	(805)	10,425
Deferred tax assets	1	—	46	(5)	42
Other current assets	2	142	421	(248)	317

Total current assets	9	149	12,987	(1,029)	12,116

Investments in subsidiaries	(607)	3,939	3,820	(7,152)	—
Amounts owed by (to) Group undertakings	4,120	(3,219)	(901)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	71	377	(2)	446
Goodwill	—	—	1,707	1,597	3,304
Other intangible assets, net	—	—	481	(102)	379
Investments in associates	—	—	(44)	219	175
Deferred tax assets	—	—	40	(26)	14
Pension benefits asset	—	—	241	—	241
Other non-current assets	5	179	269	(125)	328

Total non-current assets	5	250	3,071	1,561	4,887

TOTAL ASSETS	$3,527	$1,119	$18,977	$(6,620)	$17,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$11,230	$(805)	$10,425
Deferred revenue and accrued expenses	3	—	282	(6)	279
Income taxes payable	—	75	182	(199)	58
Short-term debt and current portion of long-term debt	—	15	—	—	15
Deferred tax liabilities	1	2	21	(4)	20
Other current liabilities	54	38	226	(29)	289

Total current liabilities	58	130	11,941	(1,043)	11,086

NON-CURRENT LIABILITIES
Long-term debt	795	1,569	—	—	2,364
Liabilities for pension benefits	—	—	223	—	223
Deferred tax liabilities	—	61	40	(26)	75
Provisions for liabilities	—	—	189	(8)	181
Other non-current liabilities	—	12	364	—	376

Total non-current liabilities	795	1,642	816	(34)	3,219

TOTAL LIABILITIES	$853	$1,772	$12,757	$(1,077)	$14,305

(continued on next page)

Notes to the financial statements

(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As at September 30, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,674	(653)	6,196	(5,543)	2,674
Noncontrolling interests	—	—	24	—	24

Total equity	2,674	(653)	6,220	(5,543)	2,698

TOTAL LIABILITIES AND EQUITY	$3,527	$1,119	$18,977	$(6,620)	$17,003

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2011
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$163	$273	$—	$436
Accounts receivable, net	2	3	877	28	910
Fiduciary assets	—	—	9,941	(603)	9,338
Deferred tax assets	—	1	43	—	44
Other current assets	1	73	271	(86)	259

Total current assets	3	240	11,405	(661)	10,987

Investments in subsidiaries	(1,023)	4,385	3,848	(7,210)	—
Amounts owed by (to) Group undertakings	4,354	(4,240)	(114)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	63	345	(2)	406
Goodwill	—	—	1,704	1,591	3,295
Other intangible assets, net	—	—	435	(15)	420
Investments in associates	—	—	(45)	215	170
Deferred tax assets	—	—	22	—	22
Pension benefits asset	—	—	145	—	145
Other non-current assets	5	213	192	(127)	283

Total non-current assets	5	276	2,798	1,662	4,741

TOTAL ASSETS	$3,339	$661	$17,937	$(6,209)	$15,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$9,941	$(603)	$9,338
Deferred revenue and accrued expenses	2	—	318	—	320
Income taxes payable	—	40	30	(55)	15
Short-term debt and current portion of long-term debt	—	11	4	—	15
Deferred tax liabilities	—	1	25	—	26
Other current liabilities	56	68	185	(27)	282

Total current liabilities	58	120	10,503	(685)	9,996

NON-CURRENT LIABILITIES
Long-term debt	795	1,559	—	—	2,354
Liabilities for pension benefits	—	—	270	—	270
Deferred tax liabilities	—	40	(9)	1	32
Provisions for liabilities	—	—	198	(2)	196
Other non-current liabilities	—	18	345	—	363

Total non-current liabilities	795	1,617	804	(1)	3,215

TOTAL LIABILITIES	$853	$1,737	$11,307	$(686)	$13,211

(continued on next page)

Notes to the financial statements

(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As at December 31, 2011
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,486	(1,076)	6,599	(5,523)	2,486
Noncontrolling interests	—	—	31	—	31

Total equity	2,486	(1,076)	6,630	(5,523)	2,517

TOTAL LIABILITIES AND EQUITY	$3,339	$661	$17,937	$(6,209)	$15,728

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY CONTINUING OPERATING ACTIVITIES	$(43)	$864	$(1,168)	$657	$310

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	8	—	8
Additions to fixed assets	—	(19)	(78)	—	(97)
Additions to intangible assets	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	(4)	—	(4)
Acquisitions of investments in associates	—	—	—	—	—
Payments to acquire other investments	—	—	(5)	—	(5)

Net cash used in continuing investing activities	—	(19)	(80)	—	(99)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	20	—	—	20
Repayments of debt	—	(7)	(4)	—	(11)
Repurchase of shares	(100)	—	—	—	(100)
Proceeds from issue of shares	41	—	—	—	41
Amounts owed by (to) Group undertakings	243	(1,022)	779	—	—
Excess tax benefits from share-based payment arrangement	—	—	2	—	2
Dividends paid	(139)	—	657	(657)	(139)
Proceeds from sale of noncontrolling interests	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	(29)	—	(29)
Dividends paid to noncontrolling interests	—	—	(11)	—	(11)

Net cash provided by (used in) continuing financing activities	44	(1,008)	1,397	(657)	(224)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(163)	149	—	(13)
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	163	273	—	436

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$423	$—	$424

Notes to the financial statements

(Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2011
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED BY) PROVIDED BY CONTINUING OPERATING ACTIVITIES	$(31)	$131	$1,061	$(889)	$272

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	10	—	10
Additions to fixed assets	—	(17)	(54)	—	(71)
Acquisitions of subsidiaries, net of cash acquired	—	—	(5)	—	(5)
Acquisitions of investments in associates	—	—	(2)	—	(2)
Payments to acquire other investments	—	—	(4)	—	(4)

Net cash used in continuing investing activities	—	(17)	(55)	—	(72)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on draw down of revolving credit facility	—	(90)	—	—	(90)
Senior notes issued	794	—	—	—	794
Debt issuance costs	(7)	—	—	—	(7)
Repayments of debt	—	(582)	—	—	(582)
Make-whole on repurchase and redemption of senior notes	—	(158)	—	—	(158)
Proceeds from issue of shares	46	—	—	—	46
Amounts owed by (to) Group undertakings	(664)	770	(106)	—	—
Excess tax benefits from share-based payment arrangement	—	—	5	—	5
Dividends paid	(136)	—	(889)	889	(136)
Acquisition of noncontrolling interests	—	(8)	(1)	—	(9)
Dividends paid to noncontrolling interests	—	—	(13)	—	(13)

Net cash provided by (used in) continuing financing activities	33	(68)	(1,004)	889	(150)

INCREASE IN CASH AND CASH EQUIVALENTS	2	46	2	—	50
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	76	240	—	316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2	$122	$239	$—	$363

Willis Group Holdings plc

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes references to non-GAAP financial measures as defined in Regulation G of the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, specifically, organic growth in commissions and fees, adjusted operating margin, adjusted operating income, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic growth in commissions and fees excludes the impact of acquisitions and disposals, period over period movements in foreign exchange, legacy contingent commissions assumed as part of the HRH acquisition, and investment and other income from growth in revenues and commissions and fees. Adjusted operating margin, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations are calculated by excluding the impact of certain specified items from operating income, net income from continuing operations, and earnings per diluted share from continuing operations, respectively, the most directly comparable GAAP measures. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the three and nine months ended September 30, 2012.

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

North America and International comprise our retail operations and provide services to small, medium and large corporations and the Human Capital practice, our largest product-based practice group, provides health, welfare and human resources consulting and brokerage services.

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

Business discussion

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

Financial Performance

Consolidated Financial Performance

Results from operations: third quarter 2012

Total revenues of $754 million for third quarter 2012 were $6 million, or 1 percent, lower than in third quarter 2011. Total commissions and fees for third quarter 2012 were $749 million, down from $753 million in the prior year quarter. Foreign currency movements negatively impacted commissions and fees by 3 percent, and organic commissions and fees growth was 2 percent.

Organic growth in commissions and fees was driven by 3 percent growth in our Global operations and 5 percent growth in our International operations while our North America operations reported flat growth compared to third quarter 2011.

Total expenses in third quarter 2012 of $684 million were $14 million, or 2 percent, higher than in third quarter 2011. Foreign currency movements positively impacted total expenses by $21 million or 3 percent.

Excluding the impact of foreign exchange, total expenses were $705 million, $35 million or 5 percent higher than in third quarter 2011. This increase includes the $11 million charge related to a settlement with a former joint venture partner in India; the related $1 million loss from dissolving that joint venture; and the investments made in growth opportunities across key geographic regions, such as Latin America and Asia. The third quarter 2011 included a charge of $15 million relating to the 2011 Operational Review and the $5 million benefit from the release of funds related to potential legal liabilities.

Net income from continuing operations attributable to Willis shareholders was $26 million or $0.15 per diluted share in third quarter 2012 compared to $60 million or $0.34 per diluted share in third quarter 2011. The $34 million decrease reflects the decline in revenues and the increase in total expenses described above as well as the increase on the tax expense and the decline in income from associates. The net tax expense relating to discrete items was $1 million compared to a net tax benefit of $9 million in the third quarter 2011. The change principally relates to a difference in the tax benefit derived from a reduction in the estimated annual effective tax rate for both periods applied to the ordinary income of the prior two quarters. Income from associates was down $12 million having reported a loss of $2 million in third quarter 2012 compared to a $10 million profit in the same period of 2011.

Willis Group Holdings plc

Foreign currency movements increased earnings by $0.01 per diluted share in third quarter 2012 compared with third quarter 2011.

Results from operations: nine months ended September 30, 2012

Total revenues of $2,609 million for the first nine months 2012 were $19 million, or 1 percent, lower than in the first nine months 2011. Total commissions and fees for the first nine months 2012 were $2,591 million, down from $2,604 million in the first nine months 2011. Foreign currency movements negatively impacted commissions and fees by $53 million, or 2 percent, and organic growth was 2 percent.

Organic growth in commissions and fees was driven by 5 percent growth in our Global operations and 4 percent growth in our International operations, while our North America operations reported a 2 percent decline compared to the first nine months 2011.

Total expenses of $2,043 million in the first nine months 2012 were $100 million, or 5 percent, lower than in the first nine months 2011. Foreign currency movements positively impacted expenses by $66 million or 3 percent.

Excluding the impact of foreign exchange, total expenses were $2,109 million, $34 million or 2 percent lower than the first nine months 2011. The first nine months 2012 expenses included an $11 million charge related to a settlement with a former joint venture partner in India and the related $1 million loss on dissolving that joint venture, a $29 million increase in amortization of cash retention awards, a $13 million write-off of an uncollectible accounts receivable balance together with associated legal fees (see ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, below) and the impact of annual salary increases and investment in growth opportunities. The first nine months 2011 included charges of $130 million relating to the 2011 Operational Review, an $11 million regulatory settlement, and the $11 million benefit from release of funds related to potential legal liabilities.

Net income attributable to Willis shareholders from continuing operations was $358 million or $2.03 per diluted share in the first nine months 2012 compared to $179 million or $1.02 per diluted share in the first nine months 2011. The $179 million increase reflects the reduction in total expenses described above. Additionally, the first nine months 2011 results include a $125 million post-tax expense relating to the make-whole amounts on the repurchase and redemption of $500 million of our senior debt and write-off of related unamortized debt issuance costs.

Foreign currency movements increased earnings by $0.05 per diluted share in the first nine months 2012 compared with the first nine months 2011.

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

The following items are excluded from operating income and net income from continuing operations as applicable:

(i)	write-off of uncollectible accounts receivable balance and associated legal fees arising in Chicago due to fraudulent overstatement of commissions and fees;

(ii)	costs associated with the 2011 Operational Review;

(iii)	significant legal and regulatory settlements which are managed centrally;

(iv)	gains and losses on the disposal of operations;

(v)	insurance recoveries; and

(vi)	make-whole amounts on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs.

Business discussion

We believe that excluding these items, as applicable, from operating income, net income from continuing operations and earnings per diluted share provides a more complete and consistent comparative analysis of our results of operations. We use these and other measures to establish Group performance targets and evaluate the performance of our operations. The Company also uses both adjusted earnings per diluted share from continuing operations and adjusted operating margin measures to form the basis of establishing and assessing components of compensation.

As set out in the tables below, adjusted operating margin at 10.9 percent in third quarter 2012 was down 290 basis points compared to third quarter 2011, while third quarter 2012 adjusted net income from continuing operations was $38 million, $34 million lower than in third quarter 2011. Adjusted earnings per diluted share from continuing operations was $0.22 in third quarter 2012, compared to $0.41 in third quarter 2011.

Adjusted operating margin at 22.5 percent in the first nine months 2012 was down 120 basis points compared to the first nine months 2011, while for the first nine months 2012 adjusted net income from continuing operations was $375 million, $28 million lower than in the first nine months 2011. Adjusted earnings per diluted share from continuing operations was $2.13 in the first nine months 2012, compared to $2.30 in the first nine months 2011.

A reconciliation of reported operating income, the most directly comparable GAAP measure, to adjusted operating income for the three and nine months ended September 30, is as follows (in millions, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Operating income, GAAP basis	$70	$90	$566	$485
Excluding:
India JV settlement(a)	11	—	11	—
Insurance recovery(b)	—	—	(5)	—
Write-off of uncollectible accounts receivable balance and legal costs(c)	—	—	13	—
2011 Operational Review(d)	—	15	—	130
FSA regulatory settlement(e)	—	—	—	11
Net loss/(gain) on disposal of operations(a)	1	—	1	(4)

Adjusted operating income	$82	$105	$586	$622

Operating margin, GAAP basis, or operating income as a percentage of total revenues	9.3%	11.8%	21.7%	18.5%

Adjusted operating margin, or adjusted operating income as a percentage of total revenues	10.9%	13.8%	22.5%	23.7%

(a)

$11 million settlement with former partners related to the termination of a joint venture arrangement in India. In addition, a $1 million loss on disposal of operations was recorded related to the termination.

(b)	Insurance recovery related to previously disclosed fraudulent activity in Chicago. See ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, below.

(c)

Write-off of uncollectible accounts receivable balance and associated legal costs relating to periods prior to January 1, 2012. See ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, below.

(d)

Charge relating to the 2011 Operational Review, including $7 million and $64 million of severance costs for the three and nine months ended September 30, 2011 respectively related to the elimination of approximately 200 and 800 positions in the three and nine months ended September 30, 2011, respectively.

(e)	Regulatory settlement with the UK Financial Services Authority (FSA).

Willis Group Holdings plc

A reconciliation of reported net income from continuing operations and reported earnings per diluted share from continuing operations, the most directly comparable GAAP measures, to adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations, is as follows (in millions, except per share data):

	Three months ended September 30,		Per diluted share Three months ended September 30,
	2012	2011	2012	2011
Net income from continuing operations attributable to Willis Group Holdings plc	$26	$60	$0.15	$0.34
Excluding:
India JV settlement, net of tax ($nil, $nil)(a)	11	—	0.06	—
Net loss on disposal of operations, net of tax ($nil, $nil)(a)	1	—	0.01	—
2011 Operational Review, net of tax ($nil, $4)(d)	—	11	—	0.06
Tax adjustment on make-whole amounts on repurchase and redemption of Senior Notes and write-off of unamortized debt issuance costs	—	1	—	0.01

Adjusted net income	$38	$72	$0.22	$0.41

Diluted shares outstanding, GAAP basis	175	176

	Nine months ended September 30,		Per diluted share Nine months ended September 30,
	2012	2011	2012	2011
Net income from continuing operations attributable to Willis Group Holdings plc	$358	$179	$2.03	$1.02
Excluding:
India JV settlement, net of tax ($nil, $nil)(a)	11	—	0.06	—
Net loss (gain) on disposal of operations, net of tax ($nil, $nil)(a)	1	(4)	0.01	(0.02)
Insurance recovery, net of tax ($2, $nil)(b)	(3)	—	(0.02)	—
Write-off of uncollectible accounts receivable balance and legal costs, net of tax ($5, $nil)(c)	8	—	0.05	—
2011 Operational Review, net of tax ($nil, $38)(d)	—	92	—	0.53
FSA regulatory settlement, net of tax ($nil, $nil)(e)	—	11	—	0.06
Make-whole amounts on repurchase and redemption of Senior Notes and write-off of unamortized debt issuance costs, net of tax ($nil, $46)	—	125	—	0.71

Adjusted net income	$375	$403	$2.13	$2.30

Diluted shares outstanding, GAAP basis	176	175

(a)

$11 million settlement with former partners related to the termination of a joint venture arrangement in India. In addition, a $1 million loss on disposal of operations was recorded related to the termination.

(b)	Insurance recovery related to previously disclosed fraudulent activity in Chicago. See ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, below.

(c)

Write-off of uncollectible accounts receivable balance and associated legal costs relating to periods prior to January 1, 2012. See ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, below.

(d)

Charge relating to the 2011 Operational Review, including $7 million and $64 million of severance costs for the three and nine months ended September 30, 2011 respectively related to the elimination of approximately 200 and 800 positions in the three and nine months ended September 30, 2011, respectively.

(e)	Regulatory settlement with the UK Financial Services Authority (FSA).

Business discussion

Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods

As previously disclosed, in early 2012 we identified through our internal financial control process and a subsequent internal investigation an uncollectible accounts receivable balance of approximately $40 million in Chicago from the fraudulent overstatement of Commissions and fees from the years 2005 to 2011.

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

Cash Retention Awards

We started making cash retention awards in 2005 to a small number of employees. With the success of the program, we expanded it over time to include more staff and we believe it is a contributing factor to the reduction in employee turnover we have experienced in recent years.

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

During third quarter and the first nine months 2012, we made $2 million and $219 million, respectively, of cash retention award payments compared with $2 million and $208 million in the same periods of 2011. Salaries and benefits expense in third quarter and the first nine months 2012 include $49 million and $165 million, respectively, of amortization of cash retention award payments made on or before September 30, 2012, compared with $48 million and $136 million in the same periods of 2011.

Included within the $165 million amortization of cash retention awards in the first nine months 2012 is a $7 million charge for retention waivers. In certain circumstances we may choose to waive repayment of retention awards when an employee leaves the Company. Therefore when we make the retention award payments we book a provision to reflect the anticipated level of waivers.

The remaining increase of $22 million reflects the higher level of cash retention awards paid in 2012 compared to cash retention awards paid in 2009, which were fully amortized in 2011.

As of September 30, 2012, December 31, 2011 and September 30, 2011, we included $258 million, $196 million and $243 million, respectively, within Other current assets and Other non-current assets on the balance sheet, which represented the unamortized portion of cash retention award payments made on or before those dates.

Willis Group Holdings plc

Pension Expense

We recorded a net pension income on our UK defined benefit pension plan in third quarter and the first nine months 2012 of $1 million and $3 million, respectively, compared with a net charge of $1 million and $5 million in the same periods of 2011. On our US defined benefit pension plan we recorded a net pension charge in third quarter and the first nine months 2012 of $1 million and $2 million respectively, compared with $nil and $nil in the same periods of 2011. On our international defined benefit pension plans, we recorded a net pension charge of $nil and $2 million in third quarter and the first nine months 2012, respectively, compared with $1 million and $3 million in the same periods of 2011.

The UK pension charge was $2 million and $8 million lower in third quarter 2012 and the first nine months 2012, respectively, compared to third quarter 2011 and the first nine months 2011 due to an increased asset return from a higher asset base partly offset by an increase in amortization of prior period losses. The US pension charge was $1 million and $2 million higher in third quarter 2012 and the first nine months 2012 compared to third quarter 2011 and the first nine months 2011 reflecting an increase in amortization of prior period losses.

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

Business discussion

REVIEW OF CONSOLIDATED RESULTS

The following table is a summary of our revenues, operating income, operating margin, net income from continuing operations and diluted earnings per share from continuing operations (in millions, except per share data and percentages):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
REVENUES
Commissions and fees	$749	$753	$2,591	$2,604
Investment income	4	7	14	23
Other income	1	—	4	1

Total revenues	754	760	2,609	2,628

EXPENSES
Salaries and benefits	(502)	(489)	(1,508)	(1,577)
Other operating expenses	(146)	(146)	(431)	(462)
Depreciation expense	(21)	(17)	(59)	(56)
Amortization of intangible assets	(14)	(18)	(44)	(52)
Net (loss) gain on disposal of operations	(1)	—	(1)	4

Total expenses	(684)	(670)	(2,043)	(2,143)

OPERATING INCOME	70	90	566	485
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	—	—	(171)
Interest expense	(32)	(38)	(97)	(112)

INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	38	52	469	202
Income taxes	(10)	(2)	(114)	(34)

INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	28	50	355	168
Interest in earnings of associates, net of tax	(2)	10	12	23

INCOME FROM CONTINUING OPERATIONS	26	60	367	191
Discontinued operations, net of tax	—	—	1	—

NET INCOME	26	60	368	191
Less: net income attributable to noncontrolling interests	—	—	(9)	(12)

NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$26	$60	$359	$179

Salaries and benefits as a percentage of total revenues	66.6%	64.3%	57.8%	60.0%
Other operating expenses as a percentage of total revenues	19.4%	19.2%	16.5%	17.6%
Operating margin (operating income as a percentage of total revenues)	9.3%	11.8%	21.7%	18.5%
Diluted earnings per share from continuing operations	$0.15	$0.34	$2.03	$1.02
Average diluted number of shares outstanding	175	176	176	175

Willis Group Holdings plc

Revenues

Total revenues for the Group and by segment for the three and nine months ended September 30, 2012 and 2011 are shown below (millions, except percentages):

				Attributable to:
Three months ended September 30,	2012	2011	% Change	Foreign currency translation	Contingent Commissions(b)	Organic commissions and fees growth(a)
Global	$235	$234	—%	(3)%	—%	3%
North America	315	316	—%	—%	—%	—%
International	199	203	(2)%	(7)%	—%	5%

Commissions and fees	$749	$753	(1)%	(3)%	—%	2%

Investment income	4	7	(43)%
Other income	1	—	n/a

Total revenues	$754	$760	(1)%

				Attributable to:
Nine months ended September 30,	2012	2011	% Change	Foreign currency translation	Contingent Commissions(b)	Organic commissions and fees growth(a)
Global(c)	$887	$860	3%	(2)%	—%	5%
North America	975	998	(2)%	—%	—%	(2)%
International	729	746	(2)%	(6)%	—%	4%

Commissions and fees	$2,591	$2,604	—%	(2)%	—%	2%

Investment income	14	23	(39)%
Other income	4	1	300%

Total revenues	$2,609	$2,628	(1)%

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

(b)

Included in North America reported commissions and fees were legacy contingent commissions assumed as part of the HRH acquisition that had not been converted into higher standard commissions of $1 million in third quarter 2012 and $2 million in the first nine months 2012, compared with $1 million and $5 million respectively in the same periods of 2011.

(c)	Reported commissions and fees included a favorable impact from a change in accounting methodology in a Global Specialty business in our Global segment of $6 million in the first nine months 2011.

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Third quarter 2012

Revenues of $754 million for third quarter 2012 were $6 million, or 1 percent, lower than in same period 2011.

Total commissions and fees for third quarter 2012 were $749 million, down from $753 million, in the prior year quarter. Foreign currency movements negatively impacted commissions and fees by 3 percent. Organic commissions and fees growth was 2 percent. While new business growth was in double-digits and retention remained steady, these factors were partially offset by renewal fluctuations and changes to exposure units.

In addition, the non-recurrence of $5 million of income related to a 2011 profitability initiative and the impact of a number of significant transactions slipping into future periods negatively impacted the quarter’s commissions and fees results.

Business discussion

The Global segment reported flat growth in commissions and fees. Foreign currency negatively impacted commissions and fees by 3 percent and organic growth was 3 percent. The organic growth was driven by positive growth in Global Specialties and Willis Faber & Dumas. Growth in Reinsurance was negatively impacted by the non-recurrence of $5 million of income related to a profitability initiative recorded in third quarter 2011.

The North America segment’s reported and organic commissions and fees were both flat compared to third quarter 2011 as rate improvements across certain business sectors and geographic regions were offset by declines in exposure movements.

The International segment reported a decline in commissions and fees of 2 percent, comprising 5 percent organic commissions and fees growth and a 7 percent negative impact from foreign currency translation. Asia and Latin America each delivered mid-teen growth, and the UK business grew low single-digits in the quarter, it’s first quarter of organic growth since first quarter 2011. Australasia and Europe were each down low single-digits. Within Europe, Continental Europe delivered mild growth with Spain returning to positive growth, while Eastern Europe was down low single-digits, primarily driven by Russia.

Our International and Global segments earn a significant portion of their revenues in currencies other than the US dollar, including the Euro and Pound sterling. For the quarter ended September 30, 2012, reported revenues were adversely impacted by the net effects of foreign currency translation.

Investment income was $4 million for third quarter 2012, $3 million lower than in third quarter 2011, primarily due to declining net yields on cash and cash equivalents.

Nine months ended September 30, 2012

Revenues for the first nine months 2012 of $2,609 million were $19 million, or 1 percent, lower than in same period 2011.

Total commissions and fees for the first nine months 2012 were $2,591 million, down from $2,604 million, in the same period of 2011. Organic growth in commissions and fees was 2 percent, driven primarily by new business growth. This organic growth was more than offset by the negative 2 percent impact of foreign currency movements.

The Global segment reported a 3 percent increase in commissions and fees, including 5 percent organic growth, driven by positive growth in Reinsurance, Global Specialties and Willis Faber & Dumas. Reported revenues for the first nine months 2012 were adversely impacted by the net effects of foreign currency translation. Growth in the first nine months 2012 was achieved despite a $6 million benefit recognized in first quarter 2011 from a change in accounting within a Global Specialty business to conform to current Group accounting policy and $5 million income from a Reinsurance profitability initiative recognized in third quarter 2011.

The North America segment reported a 2 percent decline in organic commissions and fees. Growth through new business was offset by negative renewal fluctuations and falling retention levels. Organic commissions and fees growth has also been impacted by declining Loan Protector revenues and lower insured exposures. The Loan Protector decline began in second quarter 2011 and has continued into 2012. This movement is driven by the loss of clients through attrition and M&A activity, industry-wide commission pressures and a slowdown in foreclosures in the US.

The International segment reported a 2 percent decline in commissions and fees but excluding the impact of foreign currency movements, achieved 4 percent organic growth. The segment achieved double-digit organic commissions and fees growth in our Latin America and Eastern Europe regions, together with high single-digit growth in Asia.

Organic commissions and fees growth by segment is discussed further in ‘Review of Segmental Results’ below.

Investment income was $14 million for the first nine months 2012, $9 million lower than in the first nine months 2011, primarily due to declining net yields on cash and cash equivalents.

We are no longer renewing our forward hedges as they roll off because it is no longer economically beneficial to do so. During second quarter 2012, the Company closed out its legacy position for these interest rate swap contracts.

Willis Group Holdings plc

Salaries and Benefits

Third quarter 2012

Salaries and benefits increased by $13 million, or 3 percent, in third quarter 2012, compared with third quarter 2011. Foreign currency movements lowered salaries and benefits by $13 million, or 3 percent.

Excluding the impact of foreign exchange, salaries and benefits increased by $26 million or 5 percent compared with third quarter 2011 primarily due to investments in growth opportunities, annual salary increases, and higher charges for production incentives, partially offset by the non-recurrence of a $7 million charge associated with our 2011 Operational Review.

The period-over-period positive impact from foreign exchange was driven principally by the strengthening of the US dollar against the Euro and the Pound sterling.

Nine months ended September 30, 2012

Salaries and benefits decreased by $69 million, or 4 percent, in the first nine months 2012, compared with the first nine months 2011, primarily reflecting the non-recurrence of a $99 million charge associated with our 2011 Operational Review and $34 million period-over-period impact from favorable foreign exchange movements which were partially offset by higher amortization of cash retention awards and the impact of annual salary increases and investment hires.

Other Expenses

Third quarter 2012

Other operating expenses remained flat in third quarter 2012 compared to third quarter 2011. Foreign currency movements positively impacted expenses by $8 million, or 5 percent.

Excluding the impact of foreign exchange, other operating expenses increased by $8 million, or 5 percent principally due to an $11 million charge related to a settlement with a former joint venture partner in India, which was offset by the non-recurrence of an $8 million charge relating to the 2011 Operational Review and a $5 million benefit from release of funds related to potential legal liabilities.

The period-over-period positive impact from foreign exchange was driven by a combination of the strengthening of the US dollar against the Euro and Pound sterling and the impact of the balance sheet revaluation of certain non-functional currency denominated balance sheet positions.

Depreciation expense was $21 million in third quarter 2012 compared to $17 million in third quarter 2011. The increase is primarily due to a number of systems-related projects becoming operational at the end of 2011 and during first half 2012.

Amortization of intangible assets was $14 million in third quarter 2012 compared to $18 million for the same period of 2011. The decrease is primarily due to the reduction in the HRH acquisition-related amortization.

Net loss on disposal of operations of $1 million was related to the dissolution of our India joint venture operation.

Nine months ended September 30, 2012

Other operating expenses decreased by $31 million, or 7 percent, in the first nine months 2012 compared to the first nine months 2011. Foreign currency movements positively impacted expenses by $31 million, or 7 percent.

Excluding foreign exchange, other operating expenses were flat compared to the first nine months 2011.

Business discussion

The period-over-period positive impact from foreign exchange was driven by a combination of the strengthening of the US dollar against the Euro and Pound sterling and the impact of the balance sheet revaluation of non-functional currency demoninated balance sheet positions.

Depreciation expense was $59 million in the first nine months 2012 compared to $56 million for the same period of 2011. The first nine months 2011 included a $5 million charge relating to the 2011 Operational Review. This was offset by increased depreciation expense in 2012 following a number of systems-related projects becoming operational at the end of 2011 and during first half 2012.

We expect the depreciation expense for full year 2012 to be approximately $80 million compared with $74 million for full year 2011.

Amortization of intangible assets was $44 million in the first nine months 2012 compared to $52 million for the same period of 2011. The decrease is primarily due to the reduction in the HRH acquisition-related amortization.

We expect the amortization of intangible assets expense for full year 2012 to be approximately $60 million compared with $68 million for full year 2011.

Net loss on disposal of operations of $1 million was related to the dissolution of our India joint venture operation. A gain on disposal of operations of $4 million was recorded in the first nine months 2011 following conclusion of the accounting for the December 2009 Gras Savoye leveraged transaction during which the Group’s interest in Gras Savoye was reduced from 49 percent to 31 percent.

Interest Expense

Interest expense in third quarter and the first nine months 2012 was $32 million and $97 million, respectively, compared to $38 million and $112 million for the same periods of 2011. The reduction in the expense primarily reflected the lower coupon payable and reduced fee amortization on our new debt issued in March 2011 and December 2011.

We continue to monitor our debt profile to identify any further opportunities to reduce our financing costs.

Income Taxes

The reported tax rate for the third quarter and the first nine months 2012 was 26 percent and 24 percent respectively, compared to 4 percent and 17 percent for the same periods of 2011. The tax rate for the third quarter 2011 reflected a net benefit from discrete items of $9 million principally related to the reduction in the estimate of the annual effective tax rate applied to ordinary income of the prior two quarters. The tax rate in the first nine months 2011 reflected the recognition of a higher rate of tax on the $171 million make-whole amounts related to the redemption and repurchase of senior notes and write-off of unamortized debt issuance costs in first quarter 2011.

The estimated effective tax rate related to ordinary income (or loss) for third quarter 2012 was 24 percent compared to 22 percent for the same period of 2011.

Interest in Earnings of Associates

Interest in earnings of associates, net of tax, in third quarter 2012 was a loss of $2 million compared to a profit of $10 million in third quarter 2011. The result for the first nine months 2012 was a profit of $12 million compared to a profit of $23 million in the same period of 2011.

The majority of our interest in earnings of associates relates to our share of ownership of Gras Savoye, the leading broker in France. Similar to many businesses located in the Eurozone, Gras Savoye’s operations are being pressured by the economic conditions. In addition, Gras Savoye recently appointed a new CEO and is undergoing a business review that is designed to drive growth in revenues and improve operational efficiencies. As a result of these two factors, we expect the Associates line for full year 2012 to be down approximately $6 million to $7 million compared to 2011. While this is our current estimate, as we do not have control over our Associates, actual results may not be in line with that estimate.

Willis Group Holdings plc

LIQUIDITY AND CAPITAL RESOURCES

Debt

Total debt, total equity and the capitalization ratio at September 30, 2012 and December 31, 2011 were as follows (millions, except percentages):

	September 30, 2012	December 31, 2011
Long-term debt	$2,364	$2,354
Short-term debt and current portion of long-term debt	$15	$15

Total debt	$2,379	$2,369

Stockholder’s equity	$2,674	$2,486

Capitalization ratio	47.1%	48.8%

In March 2011 we issued $800 million of new debt, comprising $300 million 4.125% senior notes due 2016 and $500 million 5.750% senior notes due 2021. We received net proceeds, after underwriting discounts and expenses of approximately $787 million, which were primarily used to repurchase and redeem $500 million 12.875% senior notes due 2016 and make related make-whole payments totaling $158 million, which represented a slight discount to the make-whole redemption amount provided in the indenture governing this debt. Unamortized debt issuance costs of $13 million relating to this replaced debt were written off following completion of the refinancing.

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

These refinancing actions have lengthened our debt maturity profile. At September 30, 2012, the only scheduled debt repayments falling due over the next 12 months are scheduled repayments on our new $300 million 5-year term loan totaling $15 million.

In the first nine months 2012, we made $7 million of mandatory repayments against the 5-year term loan, thereby reducing the total outstanding balance as at September 30, 2012 to $293 million.

At September 30, 2012, we had $20 million outstanding under our $500 million revolving credit facility and $nil outstanding under our $20 million UK facility, which is solely for use by our main regulated UK entity, Willis Limited, in certain exceptional circumstances.

Liquidity

Our principal sources of liquidity are cash from operations, cash and cash equivalents of $424 million at September 30, 2012, and remaining availability of $480 million under our revolving credit facilities, excluding the $20 million UK facility which is solely for use by our main regulated UK entity in certain exceptional circumstances.

We remain committed to our previously stated goals of ongoing debt repayment and returning capital to shareholders.

As of September 30, 2012, our short-term liquidity requirements consisted of the payment of interest on debt and $15 million of mandatory repayments under our 5-year term loan; capital expenditure; and working capital.

Our long-term liquidity requirements consist of the principal amount of outstanding notes; borrowings under our 5-year term loan and revolving credit facilities; and our pension contributions as discussed below.

Business discussion

Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for at least the next 12 months.

Pension contributions

UK Plan

For the nine months ended September 30, 2012, the Company had made cash contributions of $60 million (2011: $60 million) into the UK defined benefit pension plan, in addition to $9 million (2011: $9 million) in respect of employees’ salary sacrifice contributions.

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

US Plan

We made cash contributions to our US defined benefit plan of $40 million in the first nine months 2012, compared with $30 million in the first nine months 2011.

For the US plan, expected contributions are the contributions we are required to make under US pension legislation based on our December 31, 2011 balance sheet position. We do not expect to make any further contributions in 2012.

International Plans

We made cash contributions to our international defined benefit pension plans of $6 million in the first nine months 2012, compared with $6 million in the first nine months 2011.

In full year 2012, we expect to contribute approximately $10 million to our international plans.

Willis Group Holdings plc

Summary consolidated cash flow information (millions):

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities
Total net cash provided by continuing operating activities	$310	$272
Cash flows from investing activities
Total net cash used in continuing investing activities	(99)	(72)
Cash flows from financing activities
Total net cash used in continuing financing activities	(224)	(150)

(Decrease) increase in cash and cash equivalents	(13)	50
Effect of exchange rate changes on cash and cash equivalents	1	(3)
Cash and cash equivalents, beginning of period	436	316

Cash and cash equivalents, end of period	$424	$363

This summary consolidated cash flow should be viewed in addition to, not in lieu of, the Company’s consolidated financial statements.

Consolidated Cash Flow for the first nine months 2012 compared to the first nine months 2011

Operating Activities

Total net cash provided by continuing operating activities was $310 million in the first nine months 2012, compared with $272 million in the first nine months 2011. The increase of $38 million reflects, modest increase in net income including adjustments for non-cash items and more timely collection of accounts receivable; partially offset by an $11 million increase in payments of cash retention awards and a $10 million increase in cash contributions into defined benefit pension schemes.

Investing Activities

Total net cash used in continuing investing activities was $99 million in the first nine months 2012, compared with $72 million in the first nine months 2011. The $27 million increase was mainly due to capital spending; including system development spend and improvements to leasehold properties.

Financing Activities

Total net cash used in continuing financing activities was $224 million in the first nine months 2012, compared to $150 million in the first nine months 2011. The $74 million increase is principally due to $100 million outflow for share buybacks, $20 million increase in payments related to the acquisition of noncontrolling interests and lower proceeds from share issues, partially offset by an increase in net borrowings.

Own Funds

As of September 30, 2012, we had cash and cash equivalents of $424 million, compared with $436 million at December 31, 2011.

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

Business discussion

Fiduciary funds are generally required to be kept in regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity; such funds are not available to service the Company’s debt or for other corporate purposes. Notwithstanding the legal relationships with clients and insurers, the Company is entitled to retain investment income earned on fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds. As of September 30, 2012, we had fiduciary funds of $1.9 billion, compared with $1.7 billion at December 31, 2011.

Share Buybacks

The Company is authorized to buy back shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. The Company is authorized to purchase up to one billion shares from time to time in the open market (such open market purchases would be effected as redemptions under Irish law) and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company so long as the cost of the acquisition of the Company's shares does not exceed $925 million. In February 2012, the Company announced that during the year it intends to buyback up to $100 million of shares under this authorization, from time to time, depending on many factors including market conditions.

During the first nine months 2012, we bought back a total of 2,796,546 shares at a total price of $100 million at an average price of $35.87 on a trade date basis. The purchase of the $100 million of shares was completed by September 30, 2012.

As of November 2, 2012 there remains approximately $824 million under the current authorization.

Dividends

In September 2012, we declared a quarterly cash dividend of $0.27 per share, an annual 2012 rate of $1.08 per share.

Cash dividends paid in the first nine months 2012 were $139 million compared with $136 million in the first nine months 2011. The $3 million increase in the first nine months 2012, compared with the first nine months 2011 is driven by the period-over-period increase in dividend per share.

REVIEW OF SEGMENTAL RESULTS

We organize our business into three segments: Global, North America and International. Our Global business provides specialist brokerage and consulting services to clients worldwide for risks arising from specific industries and activities. North America and International comprise our retail operations and provide services to small, medium and large corporations.

The following table is a summary of our operating results by segment for the three and nine months ended September 30, 2012 and 2011 (millions except percentages):

	Three months ended September 30,
	2012			2011
	Revenues	Operating income	Operating margin	Revenues	Operating income	Operating margin
Global	$235	$52	22.1%	$235	$53	22.6%
North America	318	53	16.7%	318	62	19.5%
International	201	(9)	(4.5)%	207	4	1.9%

Total Retail	519	44	8.5%	525	66	12.6%
Corporate & Other	—	(26)	n/a	—	(29)	n/a

Total Consolidated	$754	$70	9.3%	$760	$90	11.8%

Willis Group Holdings plc

	Nine months ended September 30,
	2012			2011
	Revenues	Operating income	Operating margin	Revenues	Operating income	Operating margin
Global	$890	$325	36.5%	$867	$317	36.6%
North America	982	183	18.6%	1,004	208	20.7%
International	737	112	15.2%	757	146	19.3%

Total Retail	1,719	295	17.2%	1,761	354	20.1%
Corporate & Other	—	(54)	n/a	—	(186)	n/a

Total Consolidated	$2,609	$566	21.7%	$2,628	$485	18.5%

Global

Our Global operations comprise Global Specialties, Reinsurance, Willis Faber & Dumas and Willis Capital Markets & Advisory (WCMA).

The following table sets out Global’s revenues, organic commissions and fees growth and operating income and margin for the three and nine months ended September 30, 2012 and 2011 (millions except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Commissions and fees(a)	$235	$234	$887	$860
Investment income	—	1	3	7

Total revenues	$235	$235	$890	$867

Operating income	$52	$53	$325	$317
Organic commissions and fees growth(b)	3%	9%	5%	6%
Operating margin	22.1%	22.6%	36.5%	36.6%

(a)	Reported commissions and fees included a favorable impact from a change in accounting methodology in a Global Specialty business of $6 million in the first nine months 2011.

(b)

Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

Revenues

Third quarter 2012

Commissions and fees of $235 million were $1 million higher in third quarter 2012 compared with same period 2011. Foreign exchange movements had a negative 3 percent impact on commissions and fees, and organic growth was 3 percent.

The Global Specialties business reported mid single-digit organic growth driven by Energy, Financial Solutions and Marine.

Reinsurance reported low single-digit decline in third quarter 2012. New business growth was high single-digits, while year-over-year comparisons were negatively impacted by the non-recurrence of revenues from the profitability initiative in third quarter 2011.

Willis Faber & Dumas business recorded low single-digit growth. Strong growth in Global Markets International was offset by a decline in Faber & Dumas.

WCMA is a transaction-oriented business and its results are more variable than some of our other businesses. In third quarter 2012 we reported lower organic commissions and fees than third quarter 2011. Growth in the WCMA business was negatively impacted by the expected timing of certain deal closings being deferred to the fourth quarter and beyond.

Business discussion

Client retention levels were 91 percent for third quarter 2012, compared with 92 percent for third quarter 2011.

Nine months ended September 30, 2012

Commissions and fees of $887 million were $27 million, or 3 percent, higher in the first nine months 2012 compared with same period 2011 reflecting strong organic growth of 5 percent, offset by the 2 percent negative impact of foreign exchange movements.

Reinsurance reported high single-digit growth in the first nine months 2012, led by strong growth in all divisions: International, North America and Specialties. This was driven by new business growth, favorable rate movements and changes in client buying patterns partially offset by lower retention.

The Global Specialties business reported low single-digit growth, where strong performance in Energy, Financial Solutions and Marine was offset by a decline in Aerospace and Inspace.

Willis Faber & Dumas business achieved mid single-digit organic growth mainly driven by strong performance in Global Markets International partially offset by lower retention.

WCMA reported lower organic commissions and fees than the first nine months 2011 as a result of deal closings being deferred into the fourth quarter and beyond.

Client retention was 90 percent for the first nine months 2012, compared with 91 percent for the same period 2011.

Operating margin

Third quarter 2012

Operating margin was 22.1 percent in the third quarter 2012 and 22.6 percent in the same period of 2011. The organic growth in commissions and fees discussed above, and the positive impact of foreign exchange were offset by the growth in expenses, driven by annual salary increase and incentives. In addition to this, in third quarter 2011 the segment recorded a non-recurring $5 million of income from a profitability initiative in Reinsurance and a $3 million release of funds related to potential legal liabilities.

Nine months ended September 30, 2012

Operating margin was 36.5 percent in the first nine months 2012 and 36.6 percent in the first nine months 2011.

North America

Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States, Canada and Mexico.

The following table sets out revenues, organic commissions and fees growth and operating income and margin for the three and nine months ended September 30, 2012 and 2011 (millions, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Commissions and fees(a)	$315	$316	$975	$998
Investment income	2	2	3	5
Other income(c)	1	—	4	1

Total revenues	$318	$318	$982	$1,004

Operating income	$53	$62	$183	$208
Organic commissions and fees growth(b)	—%	(4)%	(2)%	(2)%
Operating margin	16.7%	19.5%	18.6%	20.7%

Willis Group Holdings plc

(a)

Included in North America reported commissions and fees were legacy contingent commissions assumed as part of the HRH acquisition that had not been converted into higher standard commissions of $1 million in third quarter 2012 and $2 million in the first nine months 2012, compared with $1 million in third quarter 2011 and $5 million in the first nine months 2011, respectively.

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

Revenues

Third quarter 2012

Commissions and fees of $315 million were $1 million lower for third quarter 2012 compared with same period 2011. Legacy contingent commissions assumed as part of the HRH acquisition amounted to $1 million in both third quarters 2012 and 2011.

Organic commissions and fees growth were flat in third quarter 2012 compared with same period 2011, as the benefits of low double-digit new business growth, steady retention and modest rate improvements were offset by a significant decline in the Human Capital business, primarily due to the impact on comparatives from the previously disclosed fraudulent revenues recorded in third quarter 2011, and a reduction in exposure units.

Client retention levels were 91 percent for both third quarters 2012 and 2011.

Nine months ended September 30, 2012

Commissions and fees of $975 million were $23 million, or 2 percent, lower for the first nine months 2012 compared with same period 2011. Legacy contingent commissions assumed as part of the HRH acquisition amounted to $2 million in the first nine months 2012 compared to $5 million in the prior year first nine months.

Organic commissions and fees growth declined 2 percent in the first nine months 2012 compared with the first nine months 2011, as new business growth and the benefits of firming rates in certain lines of business were more than offset by declining Loan Protector revenues and the impact of higher client risk retention.

Client retention levels were 91 percent in the first nine months 2012 compared to 92 percent in the first nine months 2011.

Operating margin

Third quarter 2012

Operating margin in North America was 16.7 percent in third quarter 2012 compared to 19.5 percent in third quarter 2011, with the decrease reflecting primarily decreases in revenues as discussed above and increases in expenses, as the benefits of savings in salaries and benefits were offset by increased charges for incentives and initiative spend.

Nine months ended September 30, 2012

Operating margin in North America was 18.6 percent in the first nine months 2012 compared to 20.7 percent in the first nine months 2011.

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

The following table sets out revenues, organic commissions and fees growth and operating income and margin for the three and nine months ended September 30, 2012 and 2011 (millions, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Commissions and fees	$199	$203	$729	$746
Investment income	2	4	8	11

Total revenues	$201	$207	$737	$757

Operating income	$(9)	$4	$112	$146
Organic commissions and fees growth(a)	5%	5%	4%	6%
Operating margin	(4.5)%	1.9%	15.2%	19.3%

(a)

Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

Revenues

Third quarter 2012

Commissions and fees of $199 million were $4 million, or 2 percent, lower for third quarter 2012 compared with same period 2011, comprising 5 percent organic commissions and fees growth and a 7 percent negative impact from foreign currency translation. New business generation was in the low double-digits, with no significant rate impact.

Asia and Latin America each delivered mid-teen organic commissions and fees growth with the main contributors being in Brazil and Venezuela. The UK business grew low single-digits in the quarter, it’s first quarter of organic growth since first quarter 2011. Australasia and Europe were each down low single-digits.

Within Europe, Continental Europe delivered mild organic commissions and fees growth with Spain returning to positive growth, while Eastern Europe’s organic commissions and fees growth was down, primarily driven by Russia.

A significant part of International’s revenues are earned in currencies other than the US dollar, most notably the Euro, Japanese Yen, Pound sterling and Australian dollar. The net 7 percent negative impact from foreign currency translation in third quarter 2012 primarily reflected the strengthening of the US dollar against these and other currencies in which we earn international revenues.

Client retention levels were 94 percent for third quarter 2012 compared to 93 percent for third quarter 2011.

Nine months ended September 30, 2012

Commissions and fees of $729 million were $17 million, or 2 percent, lower for the first nine months 2012 compared with same period 2011, comprising 4 percent organic commissions and fees growth and a 6 percent negative impact from foreign currency translation. New business generation was in the low double-digits, with no significant rate impact.

There were strong contributions to first nine months 2012 organic commissions and fees growth from certain regions including Asia which achieved high single-digit growth, while Eastern Europe and Latin America each achieved low double-digit growth. The main contributors to this growth were in China, Argentina, Brazil, Venezuela, Hong Kong and South Africa.

Continental Europe achieved low single-digit organic growth as several of our large retail operations in Germany and Sweden saw good results despite the ongoing challenging economic conditions in this region.

Willis Group Holdings plc

Organic commissions and fees growth in our UK retail operations declined low single-digits in the first nine months 2012 compared with the same period 2011. Whilst UK retail operations did return to growth in the third quarter, this was more than offset by the decline in first half 2012 driven by the weak economy in this region.

Client retention levels were 94 percent for both the first nine months 2012 and 2011.

Operating margin

Third quarter 2012

Operating margin in International was negative 4.5 percent in third quarter 2012, compared with a positive of 1.9 percent in same period 2011. The benefit from the organic growth mentioned above was partially offset by increased expense growth from new hires, investment in infrastructure, incentives and salary increases, and the negative impact from foreign exchange movements.

Nine months ended September 30, 2012

Operating margin in International was 15.2 percent in the first nine months 2012, compared with 19.3 percent in same period 2011.

Corporate & Other

The Company evaluates the performance of its segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, items for which segmental management are not held responsible are included within ‘Corporate & Other’.

Corporate & Other operating loss comprises the following (millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Amortization of intangible assets	$(14)	$(18)	$(44)	$(52)
India joint venture settlement(a)	(11)	—	(11)	—
Net (loss) gain on disposal of operations(a)	(1)	—	(1)	4
Insurance recovery(b)	—	—	5	—
Write-off of uncollectible accounts receivable balance and legal fees(c)	—	—	(13)	—
Foreign exchange hedging	1	3	3	5
Foreign exchange loss on the UK pension plan asset	—	(1)	(1)	—
2011 Operational Review	—	(15)	—	(130)
UK FSA regulatory settlement	—	—	—	(11)
Other(d)	(1)	2	8	(2)

	$(26)	$(29)	$(54)	$(186)

(a)

$11 million settlement with former partners related to the termination of a joint venture arrangement in India. In addition, a $1 million loss on disposal of operations was recorded related to the termination.

(b)	Insurance recovery related to previously disclosed fraudulent activity in Chicago. See ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, above.

(c)

Write-off of uncollectible accounts receivable balance relating to periods prior to January 1, 2012 and associated legal fees, in Chicago. See ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, above.

(d)	In second quarter 2011, Other includes $6 million of the $9 million total benefit from the release of funds and reserves related to potential legal liabilities.

Business discussion

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012. There were no significant additions or changes to these assumptions in the first nine months 2012.

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

Our annual goodwill impairment analysis is performed each year at October 1. During the last annual impairment review completed in the fourth quarter of 2011, we determined that the fair value of the North American reporting unit exceeded its carrying value by approximately 14 percent. Since then our North American reporting unit has continued to be hampered by the effect of the soft economy in the U.S., in particular in the Construction and Human Capital sectors. Despite this continuing uncertainty, we determined that there were no indicators of impairment which would necessitate an interim goodwill impairment test to be conducted during the period ended September 30, 2012.

While the Company has not yet completed its annual goodwill impairment testing, North America continues to face a challenging economic outlook, and as a result we expect that we will record a goodwill impairment charge associated with our North American reporting unit during the fourth quarter of 2012, and that the amount of this non-cash, one-time charge may be material. The balance of goodwill in the North American reporting unit as of September 30, 2012 is $1,782 million.

We expect that the fair values of the Global and International reporting units will be determined to be significantly in excess of their carrying values when the annual test is completed.

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

Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($503 million) over the six years ended December 31, 2017.

NEW ACCOUNTING STANDARDS

There were no new accounting standards issued during third quarter 2012 that would have a significant impact on the Company’s reporting.

OFF BALANCE SHEET TRANSACTIONS

Apart from commitments, guarantees and contingencies, as disclosed in Note 7 — ‘Commitments and Contingencies’ to the Condensed Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

Willis Group Holdings plc

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

Apart from the enhancements discussed under ‘Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods’, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Other information

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Information regarding legal proceedings is set forth in Note 7 — ‘Commitments and Contingencies’ to the Condensed Consolidated Financial Statements (Unaudited) appearing in Part I, Item 1 of this report.

Item 1A — Risk Factors

The following is a material change to the risk factors described in Part I, Item 1A ‘Risk Factors’, included in the Form 10-K for the year ended December 31, 2011:

If our goodwill becomes impaired, we may be required to record significant charges to earnings. We expect that we will record a goodwill impairment charge associated with our North America unit during the fourth quarter of 2012 which may be material.

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

Our annual goodwill impairment analysis is performed each year at October 1. While the Company has not yet completed its annual goodwill impairment testing, we expect that the fair values of the Global and International reporting units will be determined to be significantly in excess of their carrying values when the annual test is completed. However since our last annual impairment test, our North American reporting unit has continued to be hampered by the effect of the soft economy in the U.S. and continues to face a challenging economic environment, and as a result we expect that we will record a goodwill impairment charge associated with our North American reporting unit during the fourth quarter of 2012, and that the amount of this non-cash, one-time charge may be material. The balance of goodwill in the North America reporting unit as of September 30, 2012 is $1,782 million.

For further information on our testing of goodwill impairment, see ‘Critical Accounting Estimates’ under Item 2, Managements’ Discussion and Analysis of Financial Condition and Results of Operations.

There have been no other material changes to the risk factors described in the 2011 Form 10-K which are hereby incorporated by reference.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Share buybacks

The Company is authorized to buy back shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. The Company is authorized to purchase up to one billion shares from time to time in the open market (such open market purchases would be effected as redemptions under Irish law) and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company so long as the cost of the acquisition of the Company’s shares does not exceed $925 million. In February 2012, the Company announced that during the year it intends to buyback up to $100 million of shares under this authorization, from time to time, depending on many factors including market conditions. The purchase of the $100 million of shares was completed by September 30, 2012.

Willis Group Holdings plc

The following amounts of the Company’s ordinary shares were redeemed by the Company during the three months ended September 30, 2012 and are reflected below based on the date of trade:

	Total number of shares purchased	Average price paid per share( i)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period
July 1, to July 31, 2012	431,317	$36.91	431,317	$850,931,945
August 1, to August 31, 2012	460,000	$36.28	460,000	$834,244,795
September 1, to September 30, 2012	265,380	$36.87	265,380	$824,461,378

Total	1,156,697	$36.65	1,156,697

(i)	Does not include commissions and fees.

As of November 2, 2012, the Company acquired 2,796,546 shares at a total price of approximately $100 million and there remains approximately $824 million under the current authorization.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None.

Item 6 — Exhibits

31.1	Certification Pursuant to Rule 13a-14(a)

31.2	Certification Pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Willis Group Holdings plc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIS GROUP HOLDINGS PLC (REGISTRANT)

By:	/S/ MICHAEL K. NEBORAK
Michael K. Neborak
Group Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 7, 2012