Form 10-K
period 2012-12-31
WILLIS GROUP HOLDINGS PLC
filed 2013-02-28
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16503
_____________________
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
_____________________
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the last reported price at which the Registrant’s common equity was sold on June 30, 2012 (the last day of the Registrant’s most recently completed second quarter) was $6,321,819,520 .
As of February 15, 2013, there were outstanding 173,653,860 ordinary shares, nominal value $0.000115 per share, of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part I and Part III will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than April 30, 2013.

Certain Definitions
The following definitions apply throughout this annual report unless the context requires otherwise:

‘We’, ‘Us’, ‘Company’, ‘Group’, ‘Willis’, 'Willis Group Holdings' or ‘Our’	Willis Group Holdings and its subsidiaries.
‘Willis Group Holdings’ or ‘Willis Group Holdings plc’	Willis Group Holdings Public Limited Company, a company organized under the laws of Ireland.
‘shares’	The ordinary shares of Willis Group Holdings Public Limited Company, nominal value $0.000115 per share.
‘HRH’	Hilb Rogal & Hobbs Company, a 100 percent owned subsidiary acquired in 2008.

		Page

Forward-Looking Statements		4
PART I
Item 1	—Business	6
Item 1A	—Risk Factors	14
Item 1B	—Unresolved Staff Comments	22
Item 2	—Properties	23
Item 3	—Legal Proceedings	23
Item 4	—Mine Safety Disclosures	23
PART II
Item 5	—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6	—Selected Financial Data	27
Item 7	—Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A	—Quantitative and Qualitative Disclosures about Market Risk	63
Item 8	—Financial Statements and Supplementary Data	68
Item 9	—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	161
Item 9A	—Controls and Procedures	161
Item 9B	—Other Information	163
PART III
Item 10	—Directors, Executive Officers and Corporate Governance	164
Item 11	—Executive Compensation	166
Item 12	—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	166
Item 13	—Certain Relationships and Related Transactions, and Director Independence	167
Item 14	—Principal Accounting Fees and Services	167
PART IV
Item 15	—Exhibits, Financial Statement Schedules	168
Signatures		173
EX-10.32
EX-10.36
EX-10.37
EX-10.52
EX-10.53
EX-10.55
EX-10.56
EX-10.57
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Willis Group Holdings plc

FORWARD-LOOKING STATEMENTS

We have included in this document 'forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our, outlook future capital expenditures, growth in commissions and fees, business strategies, competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, plans and references to future successes, are forward-looking statements. Also, when we use the words such as 'anticipate', 'believe', 'estimate', 'expect', 'intend', 'plan', 'probably', or similar expressions, we are making forward-looking statements.

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

•
the impact of current financial market conditions on our results of operations and financial condition, including as a result of those associated with the current Eurozone crisis, any insolvencies of or other difficulties experienced by our clients, insurance companies or financial institutions;

•	our ability to implement and realize anticipated benefits of any operational change or any revenue generating initiatives;

•	volatility or declines in insurance markets and premiums on which our commissions are based, but which we do not control;

•	our ability to continue to manage our significant indebtedness;

•	our ability to compete effectively in our industry, including the impact of our refusal to accept contingent commissions from carriers in the non-Human Capital areas of our retail brokerage business;

•	material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane;

•	our ability to retain key employees and clients and attract new business;

•	the timing or ability to carry out share repurchases and redemptions;

•	the timing or ability to carry out refinancing or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;

•	any fluctuations in exchange and interest rates that could affect expenses and revenue;

•	the potential costs and difficulties in complying with a wide variety of foreign laws and regulations and any related changes, given the global scope of our operations;

•	rating agency actions that could inhibit our ability to borrow funds or the pricing thereof;

•	a significant decline in the value of investments that fund our pension plans or changes in our pension plan liabilities or funding obligations;

•	our ability to achieve the expected strategic benefits of transactions, including any growth from associates;

•	further impairment of the goodwill of one of our reporting units, in which case we may be required to record additional significant charges to earnings;

•	our ability to receive dividends or other distributions in needed amounts from our subsidiaries;

•	fluctuations in our earnings as a result of potential changes to our valuation allowance(s) on our deferred tax assets;

•	changes in the tax or accounting treatment of our operations and fluctuations in our tax rate;

•	any potential impact from the US healthcare reform legislation;

•	our involvements in and the results of any regulatory investigations, legal proceedings and other contingencies;

•
underwriting, advisory or reputational risks associated with non-core operations as well as the potential significant impact our non-core operations (including the Willis Capital Markets & Advisory operations) can have on our financial results;

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

About Willis

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
We also offer clients a broad range of services to help them to identify and control their risks. These services range from strategic risk consulting (including providing actuarial analysis), to a variety of due diligence services, to the provision of practical on-site risk control services (such as health and safety or property loss control consulting) as well as analytical and advisory services (such as hazard modeling and reinsurance optimization studies). We assist clients in planning how to manage incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans. We are not an insurance company and therefore we do not underwrite insurable risks for our own account.
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
We and our associates serve a diverse base of clients including major multinational and middle-market companies in a variety of industries, as well as public institutions and individual clients. Many of our client relationships span decades. We have approximately 21,000 employees around the world (including approximately 3,400 at our associate companies) and a network of in excess of 400 offices in nearly 120 countries.
We believe we are one of only a few insurance brokers in the world possessing the global operating presence, broad product expertise and extensive distribution network necessary to meet effectively the global risk management needs of many of our clients.
Business Strategy
Our aim is to be the insurance broker and risk adviser of choice globally.
Our business model is aligned to the needs of each client segment:

•	Insurer — platform-neutral capital management and advisory services;

•	Large Accounts — delivering Willis’s global capabilities through client advocacy;

•	Mid-Market — mass-customization through our Sales 2.0 model;

•	Commercial — providing products and services to networks of retail brokers; and

•	Personal — focused on affinity models and High Net Worth segments.
Our business model has three elements:

•	Organic growth;

•	Recruitment of teams and individuals; and

•	Strategic acquisitions.

To meet the needs of our clients, we realigned our business model in 2011 to further grow the company and position us to deliver the Willis Cause:

•	we thoroughly understand our clients' needs and their industries;

•	we develop client solutions with the best markets, price and terms;

•	we relentlessly deliver quality client service; and

•	we get claims paid quickly

...With Integrity

Willis Group Holdings plc

Our Business

Insurance and reinsurance is a global business, and its participants are affected by global trends in capacity and pricing. Accordingly, we operate as one global business which ensures all clients' interests are handled efficiently and comprehensively, whatever their initial point of contact. We organize our business into three segments: North America and International, which together comprise our principal retail operations, and Global. In 2012 and 2011, approximately 50 percent of our total revenue was generated from within the US, with no other country contributing in excess of 20 percent. For information regarding revenues and operating income per segment, see Note 28 of the Consolidated Financial Statements contained herein.

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

The Global business is divided into:

•	Willis Re;

•	Placement;

•	Specialty; and

•	Willis Capital Markets & Advisory.

Willis Re

We are one of the world's largest intermediaries for reinsurance and have a significant market share in all of the world's major markets. Our clients are both insurance and reinsurance companies.

We operate this business on a global basis and provide a complete range of transactional capabilities, including, in conjunction with Willis Capital Markets & Advisory, a wide variety of capital markets based products. Our services are underpinned by leading modeling, financial analysis and risk management advice. We bolster and enhance all of these services with the cutting edge knowledge derived from our Willis Research Network, the insurance industry's largest partnership with global academic research.

Placement

Global placement is the Willis Group's specialist function for the placement of risk into the worldwide insurance market. The Global placement network helps co-ordinate retail placement activity into local markets together with global placement activity into insurance centers around the world. This structure enables Willis to place business in the most appropriate market for a client regardless of the domicile of the client or carrier.

About Willis

Specialty

Specialty has strong global positions in Aerospace, Energy, Marine, Construction, Financial and Executive Risks as well as Financial Solutions, wholesale and facultative.

•	Aerospace
We are highly experienced in the provision of insurance and reinsurance brokerage and risk management services to Aerospace clients worldwide, including aircraft manufacturers, air cargo handlers and shippers, airport managers and other general aviation companies. Advisory services provided by Aerospace include claims recovery, contract and leasing risk management, safety services and market information. Aerospace's clients include approximately one third of the world's airlines. The specialist Inspace division is also prominent in serving the space industry by providing insurance and risk management services to approximately 30 companies.

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
Our Financial and Executive Risks unit specializes in broking directors' and officers' insurance as well as professional indemnity insurance for corporations, financial institutions and professional firms.

•	Construction, Property and Casualty
Our Construction practice provides risk management advice and brokerage services for a wide range of UK and international construction activities. The clients of the Construction practice include contractors, project owners, project managers, project financiers, professional consultants and insurers. We are a broker for a number of the leading global construction firms. The Construction practice is now tied to Willis' specialist internal unit providing our retail colleagues' clients with access to global insurance markets, providing structuring and placing services supported by specialist knowledge and expertise across a variety of industries on a global basis in large and complex property and casualty risk exposures.

•	Financial Solutions
Financial Solutions is a global business unit which incorporates our Political and Credit risk businesses, as well as Structured Finance and Project Risk Consulting teams. It also comprises specialist Trade Credit, Contingent Aviation and Mortgage teams.

•	Faber Global
Our Faber Global unit provides facultative and wholesale solutions for property and casualty, health and specialty insurances to cedants and independent wholesaler brokers worldwide who want solutions provided through the London, European and Bermudian markets.

•	Fine Art, Jewelry and Specie
The Fine Art, Jewelry and Specie unit provides specialist risk management, insurance and reinsurance services to fine art, diamond and jewelry businesses and armored car operators.

•	Special Contingency Risks
Special Contingency Risks specializes in people risk solutions using a combination of risk management, kidnap and ransom and personal accident services and products to meet the needs of corporations and private clients.

Willis Group Holdings plc

•	Hughes-Gibb
The Hughes-Gibb unit principally services the insurance and reinsurance needs of thoroughbred horse racing and horse breeding industry and of the agri-business sector, covering livestock breeders, aquaculture & agriculture industries.

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

Retail operations

Our North America and International retail operations provide services to small, medium and large corporate clients, accessing Global's specialist expertise when required.

North America

Our North America business provides risk management, insurance brokerage, related risk services, and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States, Canada and Mexico. With around 110 locations, organized into seven geographical regions including Canada and Mexico, Willis North America locally delivers our global and national resources and specialist expertise through this retail distribution network.

In addition to being organized geographically and by specialty, our North America business focuses on four client segments: global, large national/middle-market, small commercial, and private client, with service, marketing and sales platform support for each segment.

•	Construction
The largest industry practice group in North America is Construction, which specializes in providing risk management, insurance brokerage, and surety bonding services to the construction industry. Willis Construction provided these services to around 20 percent of the Engineering News Record Top 400 contractors (a listing of the largest 400 North American contractors based on 2011 revenue). In addition, this practice group has expertise in owner-controlled insurance programs for large projects and insurance for national homebuilders.

•	Human Capital
Willis Human Capital, fully integrated into the North America platform, is the Group's largest product-based practice group and provides health, welfare and human resources consulting, and brokerage services to all of our commercial client segments. This practice group's value lies in helping clients control employee benefit plan costs, reducing the amount of time human resources professionals spend administering their companies' benefit plans and educating and training employees on benefit plan issues.

•	Executive Risks
Another industry-leading North America practice group is Willis Executive Risks, a national team of technical professionals who specialize in meeting the directors and officers, employment practices, fiduciary liability insurance risk management, and claims advocacy needs of public and private corporations and organizations. This practice group also has expertise in professional liability, especially cyber risks.

•	CAPPPS
The Captive, Actuarial, Programs, Pooling, Personal Lines and Strategic Outcomes (CAPPPS) group has a network of actuaries, certified public accountants, financial analysts and pooled insurance program experts who assist clients in developing and implementing alternative risk management solutions. The program business is a leader in providing national insurance programs to niche industries including ski resorts, auto dealers, recycling, environmental, and specialty workers' compensation. Through our Loan Protector business, a specialty business acquired as part of the HRH business, this group also works with financial institutions to confirm their loans are properly insured and their interests are adequately protected.

About Willis

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
International
Our International business comprises our operations in Western Europe, Central and Eastern Europe, the United Kingdom, Asia, Australasia, the Middle East, South Africa and Latin America.
Our offices provide services to businesses locally in nearly 120 countries around the world, making use of skills, industry knowledge and expertise available elsewhere in the Group.
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

We have also invested in associate companies; our significant associates at December 31, 2012 were GS & Cie Groupe ('Gras Savoye'), a French organization (30 percent holding) and Al-Futtaim Willis Co. LLC, organized under the laws of Dubai (49 percent holding). In connection with many of our investments we retain the right to increase our ownership over time, typically to a majority or 100 percent ownership position. In addition, in certain instances our co-shareholders have a right, typically based on some price formula of revenues or earnings, to put some or all of their shares to us. For further information on Gras Savoye, see 'Item 8 - Financial Statements and Supplementary Data, Note 15 - Investments in Associates'.
We believe the combined total revenues of our International subsidiaries and associates provide an indication of the spread and capability of our International network. The team generated approximately 30 percent of the Group’s total consolidated commissions and fees in 2012.
Customers
Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from major multinational corporations to middle-market companies. Further, many of our client relationships span decades, for instance our relationship with The Tokio Marine and Fire Insurance Company Limited dates back over 100 years. No one client accounted for more than 10 percent of revenues for fiscal year 2012. Additionally, we place insurance with approximately 2,500 insurance carriers, none of which individually accounted for more than 10 percent of the total premiums we placed on behalf of our clients in 2012.
Competition
We face competition in all fields in which we operate based on global capability, product breadth, innovation, quality of service and price. According to the Directory of Agents and Brokers published by Business Insurance in July 2012, the 140 largest commercial insurance brokers globally reported brokerage revenues totaling $44 billion in 2011, of which Marsh & McLennan Companies Inc. had approximately 26 percent, Aon Corporation had approximately 26 percent and Willis, being the third largest broker, had approximately 8 percent.
We face competition in all fields in which we operate, based on global capability, product breadth, innovation, quality of service and price. We compete with Marsh & McLennan and Aon, the two other providers of global risk management services, as well as with numerous specialist, regional and local firms. Competition for business is intense in all of our business lines and in every insurance market, and Marsh & McLennan and Aon have substantially greater market share than we do. Competition on premium rates has also exacerbated the pressures caused by a continuing reduction in demand in some classes of business. For example, rather than purchase additional insurance through brokers, many insureds have been retaining a greater proportion of their risk portfolios than previously. Industrial and commercial companies increasingly rely upon their own subsidiary insurance companies, known as captive insurance companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than buy insurance. Additional competitive pressures arise from the entry of new market participants, such as banks, accounting firms and insurance carriers themselves, offering risk management or transfer services.

Willis Group Holdings plc

In addition, to date, we have not accepted contingent commissions from carriers in the non-Human Capital areas of our retail brokerage business. To our knowledge, we are the only insurance broker that takes this stance. We seek to increase revenue through higher commissions and fees that we disclose to our clients, and to generate profitable revenue growth by focusing on the provision of value-added risk advisory services beyond traditional brokerage activities. We cannot be certain that such steps will help us to continue to generate profitable organic revenue growth. If we are unable to compete effectively against our competitors who are accepting or may accept contingent commissions, we may suffer lower revenue, reduced operating margins, and loss of market share which could materially and adversely affect our business.
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
United Kingdom
In the United Kingdom, our business is currently regulated by the Financial Services Authority. Under legislation enacted by the UK Parliament, the regulation of our business will be transitioned from the FSA to the Financial Conduct Authority ('FCA') on or about April 1, 2013. The FCA will have a wide range of rule-making, investigatory and enforcement powers, and will conduct monitoring visits to assess our compliance with regulatory requirements.
The FCA will have a sole strategic objective: to protect and enhance confidence in the UK financial system. Its operational objectives will be to: secure an appropriate degree of protection for consumers; promote efficiency and choice in the market for financial services; and protect and enhance the integrity of the UK financial system. The FCA will also have a duty to act in a way that promotes competition, and to minimize the extent to which regulated businesses may be used for a purpose connected with financial crime. Finally, the FCA will have new powers in product intervention. For instance, it will be able to instruct firms to withdraw or amend misleading financial promotions.

Other

About Willis

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
Employees
As of December 31, 2012 we had approximately 17,500 employees worldwide of whom approximately 3,600 were employed in the United Kingdom and 6,100 in the United States, with the balance being employed across the rest of the world. In addition, our associates had approximately 3,400 employees, all of whom were located outside the United Kingdom and the United States.

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
Competitive Risks
Worldwide economic conditions, including those associated with the current Eurozone crisis, could have an adverse effect on our business, prospects, operating results, financial condition and cash flows.
Our business and operating results are materially affected by worldwide economic conditions. Current global economic conditions, including those associated with the current Eurozone crisis, coupled with low customer and business confidence may have a significant negative impact on the buying behavior of some of our clients as their businesses suffer from these conditions. For example, our Human Capital practice may be adversely affected as businesses downsize during this period of economic turmoil and our construction business may be adversely affected by the lack of new construction. Over the past few years, our North American and UK and Irish retail operations have been particularly impacted by the weakened economic climate and the global economic downturn has negatively affected some of the international economies that have supported the strong growth in our International operations.
A growing number of insolvencies associated with an economic downturn could adversely affect our brokerage business through the loss of clients or by hampering our ability to place insurance and reinsurance business. In addition, an increase in mergers and acquisitions can also result in the loss of clients. While it is difficult to predict consequences of any further deterioration in global economic conditions on our business, any significant reduction or delay by our clients in purchasing insurance or making payment of premiums could have a material adverse impact on our financial condition and results of operations. In addition, the potential for a significant insurer to fail, be downgraded or withdraw from writing certain lines of insurance coverages that we offer our clients could negatively impact overall capacity in the industry, which could then reduce the placement of certain lines and types of insurance and reduce our revenues and profitability. The potential for an insurer to fail or be downgraded could also result in errors and omissions claims by clients.
The credit and economic conditions within certain European Union countries remain poor and have contributed to the instability in the global credit and financial markets. While the outcome of the current credit and economic crisis cannot be predicted, it is possible that it could have a negative effect on the global economy as a whole, and our business, operating results and financial condition. If the Eurozone crisis continues or further deteriorates, there will likely be a negative effect on our European business (which constitutes approximately 40 percent of our business in terms of revenue), as well as the businesses of our European clients. If the Euro were to be withdrawn entirely, or the Eurozone were to be dissolved as a common currency area, the legal and contractual consequences for holders of Euro-denominated obligations would be determined by laws in effect at such time. A significant devaluation of the Euro would cause the value of our financial assets that are denominated in Euros to be significantly reduced. Any of these conditions could ultimately harm our overall business, prospects, operating results, financial condition and cash flows.
In light of the current global economic uncertainty, we strive to manage our cost base vigorously in order to fund further growth initiatives. We cannot be certain whether we will be able to realize benefits from current cost-saving or revenue generating initiatives or any new initiatives that we may implement, including the announced headcount reductions we are proposing in 2013.
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
The years 2005 through 2010 were generally viewed as soft market years across most of our product offering and our commission revenues and operating margins throughout that period were negatively impacted, although in 2009 the market experienced modest stabilization in the reinsurance market and certain specialty markets.

Risk factors

Our North America, UK and Irish retail operations were particularly impacted by the weakened economic climate and continued soft market throughout 2009 and 2010 with no material improvement in rates across most sectors in these geographic regions. This resulted in declines in revenues in these operations, particularly amongst our smaller clients who have been especially vulnerable to the economic downturn.
In 2011, we saw some modest increases in catastrophe-exposed property insurance and reinsurance pricing levels driven by significant 2011 catastrophe losses including the Japanese earthquake and tsunami, the New Zealand earthquake, the mid-west US tornadoes and Thailand floods. In 2012 the trend in rates noted in 2011 in catastrophe-exposed regions continued as insurance and reinsurance rates in such regions or sectors have firmed or hardened. However in general, we continue to be negatively impacted by the soft insurance market across other sectors and most geographic regions.
There have also been recent signs that the unprofitability of certain business lines such as property, catastrophe and workers' compensation is slowly firming rates in those lines. However we believe that in the absence of a significant catastrophe loss or capital impairment in the industry, a universal turn in market rates is not likely to occur.
In addition, insurance carriers may seek to reduce their expenses by reducing the commission rates payable to insurance agents or brokers such as ourselves. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly undermine our profitability.
Competition in our industry is intense, and if we are unable to compete effectively, we may suffer lower revenue, reduced operating margins and lose market share which could materially and adversely affect our business.
We face competition in all fields in which we operate, based on global capability, product breadth, innovation, quality of service and price. We compete with Marsh & McLennan and Aon, the two other providers of global risk management services, as well as with numerous specialist, regional and local firms. Competition for business is intense in all of our business lines and in every insurance market, and Marsh & McLennan and Aon have substantially greater market share than we do. Competition on premium rates has also exacerbated the pressures caused by a continuing reduction in demand in some classes of business. For example, rather than purchase additional insurance through brokers, many insureds have been retaining a greater proportion of their risk portfolios than previously. Industrial and commercial companies increasingly rely upon their own subsidiary insurance companies, known as captive insurance companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than buy insurance. Additional competitive pressures arise from the entry of new market participants, such as banks, accounting firms and insurance carriers themselves, offering risk management or transfer services.
In addition, to date, we have not accepted contingent commissions from carriers in the non-Human Capital areas of our retail brokerage business. To our knowledge, we are the only insurance broker that takes this stance. We seek to increase revenue through higher commissions and fees that we disclose to our clients, and to generate profitable revenue growth by focusing on the provision of value-added risk advisory services beyond traditional brokerage activities. We cannot be certain that such steps will help us to continue to generate profitable organic revenue growth. If we are unable to compete effectively against our competitors who are accepting or may accept contingent commissions, we may suffer lower revenue, reduced operating margins, and loss of market share which could materially and adversely affect our business.
Dependence on Key Personnel — The loss of our Chief Executive Officer or a number of our senior management or a significant number of our brokers could significantly impede our financial plans, growth, marketing and other objectives.
The loss of our Chief Executive Officer, a number of our senior management or a significant number of our brokers could significantly impede our financial plans, growth, marketing and other objectives. Our success depends to a substantial extent not only on the ability and experience of our Chief Executive Officer, Dominic Casserley, and other members of our senior management, but also on the individual brokers and teams that service our clients and maintain client relationships. The insurance and reinsurance brokerage industry has in the past experienced intense competition for the services of leading individual brokers and brokerage teams, and we have lost key individuals and teams to competitors. We believe that our future success will depend in part on our ability to attract and retain additional highly skilled and qualified personnel and to expand, train and manage our employee base. We may not continue to be successful in doing so because the competition for qualified personnel in our industry is intense.

Willis Group Holdings plc

Legal and Regulatory Risks
Our compliance systems and controls cannot guarantee that we are in compliance with all applicable federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in applicable laws and regulations in the jurisdictions in which we operate may have an adverse effect on our business.
Our activities are subject to extensive regulation under the laws of the United States, the United Kingdom and the European Union and its member states, and the other jurisdictions in which we operate. Indeed, over the last few years, there has been a substantial increase in focus and developments in these laws and regulations. Compliance with laws and regulations that are applicable to our operations is complex and may increase our cost of doing business. These laws and regulations include insurance and financial industry regulations, economic and trade sanctions and laws against financial crimes, including money laundering, bribery or other corruption, such as the U.S. Foreign Corrupt Practices Act or the UK Bribery Act. In most jurisdictions, governmental and regulatory authorities have the ability to interpret and amend these laws and regulations and impose penalties for non-compliance, including sanctions, civil remedies, fines, injunctions, revocation of licenses or approvals, suspension of individuals, limitations on business activities or redress to clients.
In 2011, we and the FSA announced a settlement for lapses by Willis Limited, our UK brokerage subsidiary, in its implementation and documentation of its controls to counter the risks of improper payments being made to non-FSA authorized overseas third parties engaged to help win business, particularly in high-risk jurisdictions.
As a result of the FSA settlement, we are conducting a further internal review of certain high-risk payments made by our UK subsidiary between 2005 and 2009. We do not believe that this further internal review will result in any material fines or sanctions, but there can be no assurance that any resolution will not have an adverse impact on our ability to conduct our business in certain jurisdictions. While we believe that our current systems and controls are adequate and in accordance with all applicable laws and regulations, we cannot assure that such systems and controls will prevent any violations of applicable laws and regulations.
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

Risk factors

Accepting market derived income may cause regulatory or other scrutiny which could have a material adverse effect on our operations.
Insurance intermediaries have traditionally been remunerated by means of commission. Increasingly, intermediaries are also obtaining revenue from insurance markets (carriers). This is commonly known as market derived income or 'MDI'. MDI takes a variety of forms, including contingent and profit commissions, facilities administration charges, relationship services and fees for the provision of information.
MDI creates various risks. Intermediaries have a duty to act in the best interests of their clients and payments from markets can incentivize intermediaries to put the interests of carriers ahead of their clients. In addition, MDI may be subject to further scrutiny by the various regulators. Finally, payments from carriers to intermediaries could have implications under the UK Bribery Act and create potential exposure under fair competition and antitrust laws.
While accepting MDI is a lawful and acceptable business practice, and while we will only accept MDI in compliance with all applicable laws and regulations and consistent with ethical business practices, we cannot predict whether our position will cause regulatory or other scrutiny.
IT and Operational Risks
Interruption to or loss of our information processing capabilities or failure to effectively maintain and upgrade our information processing systems or data security breaches could cause material financial loss, loss of human resources, regulatory actions, reputational harm or legal liability.
Our business depends significantly on effective information systems. Our capacity to service our clients relies on effective storage, retrieval, processing and management of information. Our information systems also rely on the commitment of significant resources to maintain and enhance existing systems, develop and create new systems and products in order to keep pace with continuing changes in information processing technology or evolving industry and regulatory standards and to be at the forefront of a range of technology relevant to our business.
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

Willis Group Holdings plc

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
Our non-core operations, such as our Willis Capital Markets & Advisory business, pose certain underwriting, advisory or reputational risks and can have a significant adverse impact on our financial results.
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
In addition, these non-core operations, although not material to the Group as a whole may, in any period, have a material effect on our results of operations. For example, our Willis Capital Markets & Advisory business is transaction-based which can cause results to differ from period-to-period. In addition, our financial results in 2011 and first three quarters of 2012 were adversely impacted by the significant deterioration of the financial results of our Loan Protector business driven by the loss of clients through attrition and M&A activity, industry-wide commission pressures and a slowdown in foreclosures.
Financial Risks
Our outstanding debt could adversely affect our cash flows and financial flexibility.
We had total consolidated debt outstanding of approximately $2.4 billion as of December 31, 2012 and our 2012 interest expense was $128 million. Although management believes that our cash flows will be sufficient to service this debt, there may be circumstances in which required payments of principal and/or interest on this debt could adversely affect our cash flows and this level of indebtedness may:

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

Risk factors

Our pension liabilities may increase which could require us to make additional cash contributions to our pension plans reducing the cash available for other uses.
We have two principal defined benefit plans: one in the United Kingdom and the other in the United States, and in addition, we have several smaller defined benefit pension plans in certain other countries in which we operate. Total cash contributions to these defined benefit pension plans in 2012 were $120 million. Cash contributions of approximately $131 million will be required in 2013 for these pension plans, although we may elect to contribute more. Future estimates are based on certain assumptions, including discount rates, interest rates, mortality, fair value of assets and expected return on plan assets.
In 2012, we agreed a revised funding strategy with the UK plan's trustee under which we are committed to make additional cash contributions in the event that our adjusted EBITDA exceeds certain thresholds, or we make exceptional returns for our shareholders, including share buybacks or special dividends. As a result, we may be committed to make additional contributions in 2014 through 2016 based on the prior year's performance.
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
The deterioration of the global credit and financial markets has created challenging conditions for financial institutions, including depositories and the financial strength of these institutions may continue to decline. We maintain significant cash balances at various US depository institutions that are significantly in excess of the US Federal Deposit Insurance Corporation insurance limits. We also maintain significant cash balances in foreign financial institutions. A significant portion of this fiduciary cash is held on behalf of insurance companies or clients. If one or more of the institutions in which we maintain significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and we could face a material liquidity problem and potentially material financial losses. We could also be liable to claims made by the insurance companies or our clients regarding the fiduciary cash held on their behalf.
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

Willis Group Holdings plc

We face certain risks associated with the acquisition or disposition of businesses and lack of control over investments in associates.
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
Our annual goodwill impairment analysis is performed each year at October 1. At October 1, 2012 our analysis showed the estimated fair values of our Global and International reporting units were significantly in excess of the carrying values, and therefore did not result in an impairment charge (2011: $nil, 2010: $nil). However, the fair value of our North American reporting unit was not in excess of the carrying value and an impairment charge has been recognized in the Consolidated Statement of Operations of $492 million (2011: $nil; 2010: $nil).
Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units and determination of fair value of each reporting unit. Notwithstanding the fact that we have recognized an impairment charge this year for our North American reporting unit, the risk remains that a significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions or the sale of a part of a reporting unit could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.
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

Risk factors

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
We report our operating results and financial condition in US dollars. Our US operations earn revenue and incur expenses primarily in US dollars. In our London market operations, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in pounds sterling. Outside the United States and our London market operations, we predominantly generate revenue and expenses in the local currency. The table gives an approximate analysis of revenues and expenses by currency in 2012.

	US Dollars	Pounds Sterling (i)	Euros	Other currencies
Revenues	60%	9%	13%	18%
Expenses	62%	13%	10%	15%
________________
(i) In 2012, the proportion of expenses incurred in pounds sterling was lower than in 2011 as a result of increased US dollar expenses, primarily due to the impact of the goodwill impairment charge.

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
For example, as the pound sterling strengthens, the US dollars required to be translated into pounds sterling to cover the net sterling expenses increase, which then causes our results to be negatively impacted. However, any net sterling asset we are holding will be more valuable when translated into US dollars. Given these facts, the strength of the pound sterling relative to the US dollar has in the past had a material negative impact on our reported results. This risk could have a material adverse effect on our business financial condition, cash flow and results of operations in the future.
Where needed, we deploy a hedging strategy to mitigate part of our operating exposure to exchange rate movements, but such mitigating attempts may not be successful. For more information on this strategy, see Part II Item 8 - 'Note 26 Derivative Financial Instruments and Hedging Activities'.
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
In conducting our businesses and maintaining and supporting our global operations, we are subject to political, economic, legal, market, nationalization, operational and other risks. Our businesses and operations continue to expand into new regions throughout the world, including emerging markets. The possible effects of economic and financial disruptions throughout the world could have an adverse impact on our businesses. These risks include:

•	the general economic and political conditions in foreign countries, for example, the potential dissolution of the Euro and the devaluation of the Venezuelan Bolivar;

•	the imposition of controls or limitations on the conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries;

•	imposition of withholding and other taxes on remittances and other payments from subsidiaries;

•	imposition or increase of investment and other restrictions by foreign governments;

•	fluctuations in our effective tax rate;

•	difficulties in controlling operations and monitoring employees in geographically dispersed and culturally diverse locations; and

Willis Group Holdings plc

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

North America
In North America, outside of New York and Chicago, we lease approximately 1.9 million square feet around 110 locations.

New York
In New York, we occupy 205,000 square feet of office space at One World Financial Center under a 20 year lease, expiring September 2026.

Chicago
In Chicago, we occupy 140,000 square feet at the Willis Tower under a lease expiring February 2025.

Nashville
In Nashville, we occupy 160,000 square feet under a lease expiring April 2026.

Rest of World
Outside of North America and London we lease approximately 1.5 million square feet of office space in over 200 locations. Two of our properties in Ipswich, United Kingdom have liens on the land and buildings in connection with a revolving credit facility.
Item 3 — Legal Proceedings
Information regarding claims, lawsuits and other proceedings is set forth in Note 22 ‘Commitments and Contingencies’ to the Consolidated Financial Statements appearing under Part II, Item 8 of this report and incorporated herein by reference.
Item 4 — Mine Safety Disclosures
Not applicable.

Willis Group Holdings plc

Part II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Share data
Our shares have been traded on the New York Stock Exchange (‘NYSE’) under the symbol ‘WSH’ since June 11, 2001. The high and low sale prices of our shares, as reported by the NYSE, are set forth below for the periods indicated.

	Price Range of Shares
	High	Low
2011:
First Quarter	$40.36	$34.37
Second Quarter	$42.42	$39.06
Third Quarter	$42.21	$33.11
Fourth Quarter	$40.70	$33.04
2012:
First Quarter	$39.85	$33.81
Second Quarter	$37.38	$34.24
Third Quarter	$37.94	$34.11
Fourth Quarter	$37.62	$31.98
2013:
Through February 15, 2013	$37.86	$33.89

On February 15, 2013, the last reported sale price of our shares as reported by the NYSE was $36.69 per share. As of February 15, 2013 there were approximately 1,337 shareholders on record of our shares.
Dividends
We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. The dividend payment dates and amounts are as follows:

Payment Date	$ Per Share

January 14, 2011	$0.260
April 15, 2011	$0.260
July 15, 2011	$0.260
October 14, 2011	$0.260
January 13, 2012	$0.260
April 13, 2012	$0.270
July 13, 2012	$0.270
October 15, 2012	$0.270
January 15, 2013	$0.270
There are no governmental laws, decrees or regulations in Ireland which will restrict the remittance of dividends or other payments to non-resident holders of the Company’s shares.

Share data and dividends

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
With respect to non-corporate US shareholders, certain dividends from a qualified foreign corporation may be subject to reduced rates of taxation. A foreign corporation is treated as a qualified foreign corporation with respect to dividends received from that corporation on shares that are readily tradable on an established securities market in the United States, such as our shares. Non-corporate US shareholders that do not meet a minimum holding period requirement for our shares during which they are not protected from the risk of loss or that elect to treat the dividend income as ‘investment income’ pursuant to section 163(d)(4) of the Code will not be eligible for the reduced rates of taxation regardless of our status as a qualified foreign corporation. In addition, the rate reduction will not apply to dividends if the recipient of a dividend is obligated to make related payments with respect to positions in substantially similar or related property. This disallowance applies even if the minimum holding period has been met. US shareholders should consult their own tax advisors regarding the application of these rules given their particular circumstances.
Total Shareholder Return
The following graph demonstrates a five-year comparison of cumulative total returns for the Company, the S&P 500 and a peer group comprised of the Company, Aon Corporation, Arthur J. Gallagher & Co., Brown & Brown Inc., and Marsh & McLennan Companies, Inc. The comparison charts the performance of $100 invested in the Company, the S&P 500 and the peer group on December 31, 2007, assuming full dividend reinvestment.

Comparison of Cumulative Five Year Total Return

$150
$100
$50
$0
Dec 07
Dec 08
Dec 09
Dec 10
Dec 11
Dec 12
The Company
S&P 500 Index
Peer Group

Willis Group Holdings plc

Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended December 31, 2012, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company is authorized to buy back shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. The Company is authorized to purchase up to one billion shares from time to time in the open market (such open market purchases would be effected as redemptions under Irish law) and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company as long as the cost of the acquisition of the Company's shares does not exceed $925 million.
In February 2012, the Company announced that during the year it intended to buy back up to $100 million of shares under this authorization, from time to time, depending on many factors including market conditions. The purchase of the $100 million of shares was completed by September 30, 2012. There remains approximately $824 million available to purchase common shares under the current authorization.
The information under ‘Securities Authorized for Issuance Under Equity Compensation Plans’ under Part III, Item 12 is incorporated herein by reference.

Selected Financial Data

Item 6 —	Selected Financial Data
Selected Historical Consolidated Financial Data
The selected consolidated financial data presented below should be read in conjunction with the audited consolidated financial statements of the Company and the related notes and Item 7 — ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ included elsewhere in this report.
The selected historical consolidated financial data presented below as of and for each of the five years ended December 31, 2012 have been derived from the audited consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States of America (‘US GAAP’).

	Year ended December 31,
	2012	2011	2010	2009	2008 (i)
	(millions, except per share data)
Statement of Operations Data
Total revenues	$3,480	$3,447	$3,332	$3,253	$2,827
Goodwill impairment charge	(492)	—	—	—	—
Operating (loss) income	(209)	566	753	690	503
(Loss) income from continuing operations before income taxes and interest in earnings of associates	(337)	239	587	516	398
(Loss) income from continuing operations	(433)	219	470	455	323
Discontinued operations, net of tax	—	1	—	4	1
Net (loss) income attributable to Willis Group Holdings	$(446)	$204	$455	$438	$303
Earnings per share on continuing operations — basic	(2.58)	1.17	2.68	2.58	2.04
Earnings per share on continuing operations — diluted	(2.58)	1.15	2.66	2.57	2.04
Average number of shares outstanding
— basic	173	173	170	168	148
— diluted	173	176	171	169	148
Balance Sheet Data (as of year end)
Goodwill	$2,827	$3,295	$3,294	$3,277	$3,275
Other intangible assets, net	385	420	492	572	682
Total assets (ii)	15,112	15,728	15,850	15,625	16,402
Net assets	1,725	2,517	2,608	2,229	1,895
Total long-term debt	2,338	2,354	2,157	2,165	1,865
Shares and additional paid-in capital	1,125	1,073	985	918	886
Total stockholders’ equity	1,699	2,486	2,577	2,180	1,845
Other Financial Data
Capital expenditures (excluding capital leases)	$135	$111	$83	$96	$94
Cash dividends declared per share	1.08	1.04	1.04	1.04	1.04
_________________

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

Willis Group Holdings plc

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion includes references to non-GAAP financial measures as defined in Regulation G of the rules of the Securities and Exchange Commission ('SEC'). We present such non-GAAP financial measures, specifically, organic growth in commissions and fees, adjusted operating margin, adjusted operating income, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company's operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic growth in commissions and fees excludes the impact of acquisitions and disposals, period over period movements in foreign exchange, legacy contingent commissions assumed as part of the HRH acquisition, and investment and other income from growth in revenues and commissions and fees. Adjusted operating income, adjusted operating margin, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations are calculated by excluding the impact of certain specified items from operating income, net income from continuing operations, and earnings per diluted share from continuing operations, respectively, the most directly comparable GAAP measures. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2012.

This discussion includes forward-looking statements, including under the headings 'Executive Summary', 'Liquidity and Capital Resources', 'Critical Accounting Estimates' and 'Contractual Obligations'. Please see 'Forward-Looking Statements' for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in those statements.

EXECUTIVE SUMMARY
Business Overview

We provide a broad range of insurance broking, risk management and consulting services to our clients worldwide and organize our business into three segments: Global, North America and International.

Our Global business provides specialist brokerage and consulting services to clients worldwide arising from specific industries and activities including Aerospace; Energy; Marine; Construction, Property and Casualty; Financial and Executive Risks; Financial Solutions; Faber Global; Fine Art, Jewelry and Specie; Special Contingency Risks; and Reinsurance.

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

Due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission revenues may vary widely between accounting periods. A period of low or declining premium rates, generally known as a 'soft' or 'softening' market, generally leads to downward pressure on commission revenues and can have a material adverse impact on our commission revenues and operating margin. A 'hard' or 'firming' market, during which premium rates rise, generally has a favorable impact on our commission revenues and operating margin.

Business discussion

Market Conditions

The years 2005 through 2010 were generally viewed as soft market years across most of our product offerings and our commission revenues and operating margins throughout that period were negatively impacted, although in 2009 the market experienced modest stabilization in the reinsurance market and certain specialty markets.

Our North America, UK and Irish retail operations were particularly impacted by the weakened economic climate and continued soft market throughout 2009 and 2010 with no material improvement in rates across most sectors in these geographic regions. This resulted in declines in revenues in these operations, particularly amongst our smaller clients who have been especially vulnerable to the economic downturn.

In 2011, we saw some modest increases in catastrophe-exposed property insurance and reinsurance pricing levels driven by significant 2011 catastrophe losses including the Japanese earthquake and tsunami, the New Zealand earthquake, the mid-west US tornadoes and Thailand floods. The trend in rates noted in 2011 in catastrophe-exposed regions continues as insurance and reinsurance rates in such regions firmed or hardened during 2012. However, in general, we continued to be negatively impacted by the soft insurance market and challenging economic conditions across other sectors and most geographic regions.

There have been recent signs that the unprofitability of certain business lines such as property catastrophe and workers' compensation is slowly firming rates in those lines. However, we believe that, in the absence of a significant catastrophe loss or capital impairment in the industry, a universal turn in market rates is not likely to occur.

The outlook for our business, operating results and financial condition continues to be challenging due to the economic conditions within certain European Union countries, in particular, Greece, Ireland, Italy, Portugal and Spain. If the Eurozone crisis continues or further deteriorates, there will likely be a negative effect on our European business as well as the businesses of our European clients. A significant devaluation of the Euro would cause the value of our financial assets that are denominated in Euros to be reduced.

Financial Performance
Consolidated Financial Performance
2012 compared to 2011

Total revenues in 2012 of $3,480 million increased by $33 million, or 1 percent, compared to 2011, including a $59 million or 2 percent negative impact from movements in foreign exchange. Organic growth in commissions and fees of 3 percent was driven by our International and Global operations. Our North America operations reported a decline of 1 percent in commissions and fees, due to lower revenues generated by Loan Protector, a specialty business acquired as part of the HRH business, and the continued adverse impact of difficult economic conditions in the US.

Total expenses in 2012 of $3,689 million increased $808 million compared to 2011, primarily due to the recognition of a $492 million non-cash goodwill impairment charge related to our North American reporting unit, a $200 million write-off of unamortized cash retention awards following the decision to eliminate the repayment requirement of past awards, and a $252 million expense related to the accrual for 2012 cash bonuses due to be paid in 2013, that do not feature a repayment requirement.

Excluding these expenses, total operating expenses declined $136 million, or 5 percent, principally due to $180 million expense recognised in 2011 related to the Operational Review and favorable movements in foreign exchange partially offset by increases in salary and benefits expenses linked to annual pay reviews, new hires and investments in targeted businesses and geographies.

Net loss attributable to Willis shareholders from continuing operations was $446 million or a loss of $2.58 per diluted share in 2012 compared to a profit of $203 million or $1.15 per diluted share in 2011. The $649 million decrease in net income compared to 2011 primarily reflects the increase in total expenses described above and the $113 million charge to establish a valuation allowance against deferred tax assets in our U.S. operations, partially offset by the non-recurrence of the $131 million

Willis Group Holdings plc

post-tax cost in 2011 relating to the make-whole amounts on the repurchase and redemption of $500 million of our senior debt and the write-off of related unamortized debt issuance costs and by the revenue growth achieved during the year. Net income was also adversely impacted by a $7 million reduction in interest in earnings of associates, net of tax, mainly due to declining performance in our principal associate, Gras Savoye.
2011 compared to 2010

Despite difficult market conditions, total revenues in 2011 of $3,447 million increased by $115 million, or 3 percent, compared to 2010. This included organic growth in commissions and fees of 2 percent driven by our International and Global operations. Our North America operations reported a revenue decline of 4 percent, including a 4 percent decline in organic commissions and fees reflecting lower revenues generated by Loan Protector and the continued adverse impact of difficult economic conditions in the US.

Total expenses in 2011 of $2,881 million increased $302 million compared to 2010, primarily due to incremental expense relating to the 2011 Operational Review, a $22 million write-off of an uncollectible accounts receivable balance relating to periods prior to January 1, 2011, discussed later in this section, continued investment to support future growth, increased incentives amortization relating to our cash retention awards, reinstatement of salary reviews for all associates in March 2011 and 401(k) matching contributions for our US associates from January 2011, unfavorable foreign currency translation and an $11 million UK FSA regulatory settlement. These increases were partially offset by cost savings arising from implementation of the 2011 Operational Review, reduced pension expense of $24 million and the year-on-year $8 million benefit from the release of funds and reserves related to potential legal liabilities.

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

The following items are excluded from operating income and net income from continuing operations as applicable:

(i)	the additional accrual recognized following the change in cash retention awards under our annual incentive program;

(ii)	write-off of unamortized cash retention awards following decision to eliminate the repayment requirement on past awards;

(iii)	goodwill impairment charge;

(iv)	valuation allowance against deferred tax assets;

(v)	write-off of uncollectible accounts receivable balance and associated legal fees arising in Chicago due to fraudulent overstatement of commissions and fees;

(vi)	costs associated with the 2011 Operational Review;

Business discussion

(vii)	significant legal and regulatory settlements which are managed centrally;

(viii)	gains and losses on the disposal of operations;

(ix)	insurance recoveries;

(x)	foreign exchange loss from the devaluation of the Venezuelan currency; and

(xi)	make-whole amounts on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs.

We believe that excluding these items, as applicable, from operating income, net income from continuing operations and earnings per diluted share from continuing operations provides a more complete and consistent comparative analysis of our results of operations. We use these and other measures to establish Group performance targets and evaluate the performance of our operations. The Company also uses both adjusted earnings per diluted share from continuing operations and adjusted operating margin measures to form the basis of establishing and assessing components of compensation.

As set out in the tables below, adjusted operating margin at 21.6 percent in 2012, was down 90 basis points compared to 2011, while adjusted net income from continuing operations at $454 million was $28 million lower than in 2011. Adjusted earnings per diluted share from continuing operations was $2.58 in 2012, compared to $2.74 in 2011.

Willis Group Holdings plc

A reconciliation of reported operating (loss) income, the most directly comparable GAAP measure, to adjusted operating income is as follows (in millions, except percentages):

	Year Ended December 31,
	2012	2011	2010
Operating (loss) income, GAAP basis	$(209)	$566	$753
Excluding:
Additional incentive accrual for change in remuneration policy (a)	252	—	—
Write-off of unamortized cash retention awards (b)	200	—	—
Goodwill impairment charge (c)	492	—	—
India JV settlement (d)	11	—	—
Insurance recovery (e)	(10)	—	—
Write-off of uncollectible accounts receivable balance (f)	13	22	—
Net loss (gain) on disposal of operations	3	(4)	2
2011 Operational Review (g)	—	180	—
FSA regulatory settlement (h)	—	11	—
Venezuela currency devaluation (i)	—	—	12
Adjusted operating income	$752	$775	$767
Operating margin, GAAP basis, or operating income as a percentage of total revenues	(6.0)%	16.4%	22.6%
Adjusted operating margin, or adjusted operating income as a percentage of total revenues	21.6%	22.5%	23.0%
_________________

(a)	Additional incentive accrual recognized following the replacement of annual cash retention awards with annual cash bonuses which will not feature a repayment requirement.

(b)	Write-off of unamortized cash retention awards following decision to eliminate the repayment requirement on past awards.

(c)	Non-cash charge recognized related to the impairment of the carrying value of the North America reporting unit's goodwill.

(d)
$11 million settlement with former partners related to the termination of a joint venture arrangement in India. In addition, a $1 million loss on disposal of operations was recorded related to the termination.

(e)	Insurance recovery related to the previously disclosed fraudulent activity in Chicago. See 'Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods', below.

(f)	Write-off of uncollectible accounts receivable balance relating to periods prior to January 1, 2011, see 'Correction of commissions and fees overstatement relating to 2011 and prior periods', below.

(g)	Charge relating to the 2011 Operational Review, including $98 million of severance costs related to the elimination of approximately 1,200 positions for the full year 2011.

(h)	Regulatory settlement with the UK Financial Services Authority (FSA).

(i)
With effect from January 1, 2010 the Venezuelan economy was designated as hyper-inflationary. The Venezuelan government also devalued the Bolivar Fuerte in January 2010. As a result of these actions, the Company recorded a charge in other operating expenses to reflect the re-measurement of its net assets denominated in Venezuelan Bolivar Fuerte.

Business discussion

A reconciliation of reported net (loss) income from continuing operations and reported earnings per diluted share from continuing operations, the most directly comparable GAAP measures, to adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations is as follows (in millions, except per share data):

	Year Ended December 31,			Per diluted share Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Net (loss) income from continuing operations, GAAP basis	$(446)	$203	$455	$(2.58)	$1.15	$2.66
Excluding:
Additional incentive accrual for change in remuneration policy, net of tax ($77, $nil, $nil) (a)	175	—	—	0.99	—	—
Write-off of unamortized cash retention awards, net of tax ($62, $nil, $nil) (b)	138	—	—	0.78	—	—
Goodwill impairment charge, net of tax ($34, $nil, $nil) (c)	458	—	—	2.60	—	—
India JV settlement, net of tax ($nil, $nil, $nil) (d)	11	—	—	0.06	—	—
Insurance recovery, net of tax ($4, $nil, $nil) (e)	(6)	—	—	(0.03)	—	—
Write-off of uncollectible accounts receivable balance, net of tax ($5, $9, $nil) (f)	8	13	—	0.05	0.08	—
Net loss (gain) on disposal of operations, net of tax ($nil, $nil, $1)	3	(4)	3	0.02	(0.02)	0.02
2011 Operational Review, net of tax ($nil, $52, $nil) (g)	—	128	—	—	0.73	—
FSA regulatory settlement, net of tax ($nil, $nil, $nil) (h)	—	11	—	—	0.06	—
Make-whole amounts on repurchase and redemption of Senior Notes and write-off of unamortized debt issuance costs, net of tax ($nil, $50, $nil)	—	131	—	—	0.74	—
Venezuela currency devaluation, net of tax ($nil, $nil, $nil) (i)	—	—	12	—	—	0.07
Deferred tax valuation allowance	113	—	—	0.64	—	—
Dilutive impact of potentially issuable shares (j)	—	—	—	0.05	—	—
Adjusted net income from continuing operations	$454	$482	$470	$2.58	$2.74	$2.75
Average diluted shares outstanding, GAAP basis (j)	173	176	171
_________________

(a)	Additional incentive accrual recognized following the replacement of annual cash retention awards with annual cash bonuses which will not feature a repayment requirement.

(b)	Write-off of unamortized cash retention awards following decision to eliminate the repayment requirement on past awards.

(c)	Non-cash charge recognized related to the impairment of the carrying value of the North America reporting unit's goodwill.

(d)
$11 million settlement with former partners related to the termination of a joint venture arrangement in India. In addition, a $1 million loss on disposal of operations was recorded related to the termination.

(e)	Insurance recovery related to the previously disclosed fraudulent activity in Chicago. See 'Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods', below.

(f)	Write-off of uncollectible accounts receivable balance relating to periods prior to January 1, 2011, see 'Correction of commissions and fees overstatement relating to 2011 and prior periods', below.

(g)	Charge relating to the 2011 Operational Review, including $98 million pre-tax of severance costs related to the elimination of approximately 1,200 positions for the full year 2011.

(h)	Regulatory settlement with the UK Financial Services Authority (FSA).

(i)
With effect from January 1, 2010 the Venezuelan economy was designated as hyper-inflationary. The Venezuelan government also devalued the Bolivar Fuerte in January 2010. As a result of these actions the Company recorded a charge in other operating expenses to reflect the re-measurement of its net assets denominated in Venezuelan Bolivar Fuerte.

(j)
Potentially issuable shares were not included in the calculation of diluted earnings per share, GAAP basis, because the Company's net loss from continuing operations rendered their impact anti-dilutive.

Willis Group Holdings plc

Goodwill Impairment

We completed our annual goodwill impairment test as of October 1, 2012 and concluded that an impairment charge was required to reduce the carrying value of the goodwill associated with the Company's North America reporting unit. The goodwill impairment charge for the North America reporting unit amounted to $492 million. There was no impairment for the Global and International reporting units, as the fair values of these units were significantly in excess of their carrying value.
Correction of commissions and fees overstatement relating to 2011 and prior periods

As previously disclosed, in early 2012 we identified through our internal financial control process and a subsequent internal investigation an uncollectible accounts receivable balance of approximately $40 million in Chicago from the fraudulent overstatement of Commissions and fees from the years 2005 to 2011.
We concluded that the total $40 million of overstatement does not materially affect our previously issued financial statements for any of the prior periods and we corrected the misstatement by recognizing a charge to Other operating expenses to write off the uncollectible receivable (a) of $13 million (including legal expenses) in the first quarter of 2012 and (b) of $22 million in the fourth quarter of 2011.  In the fourth quarter 2011 we also reversed a $6 million balance of Commissions and fees which had been recorded during 2011 and $2 million of Salaries and benefits expense representing an over-accrual of production bonuses relating to the overstated revenue.  During 2012, we have recorded within Other operating expenses a $10 million insurance settlement from insurers in respect of our claim under Group insurance policies, for compensation paid out in the years 2005 to 2010 on the fraudulently overstated revenues discussed above.

The employees in question, who have been terminated, were not members of Willis executive management nor did they play a significant role in internal control over financial reporting.  Based on the results of our investigation, which has now been completed, we do not believe that any client or carrier funds were misappropriated or that any other business units were affected.
We have enhanced our internal controls in relation to the business unit in question, including enhanced procedures over receipt of checks and application of cash, increased segregation of duties between the operating unit and the accounting and settlement function, and additional central sign off requirement on revenue recognition.

Headcount Reduction
In our initial assessment of the Company's organizational design, we have identified a number of positions that we can eliminate and leases we can exit to realize cost savings. The assessment is ongoing but will be completed in the first quarter of 2013 and is expected to result in the elimination of approximately 200 full-time positions.
As a result we expect to incur a pre-tax charge of approximately $35 million to $45 million in the first quarter of 2013. These actions are expected to deliver cost savings, primarily through headcount reduction, of approximately $20 million to $25 million in 2013, beginning in the second quarter, and annualized cost savings of approximately $25 million to $30 million.
Cash retention awards
For the past several years, certain cash retention awards under the Company's annual incentive programs included a feature which required the recipient to repay a proportionate amount of the annual award if the employee voluntarily left the Company before a specified date, which was generally three years following the award. As previously disclosed, the Company made the cash payment to the recipient in the year of grant and recognized the payment in expense ratably over the period it was subject to repayment, beginning in the quarter in which the award was made. The unamortized portion of cash retention awards was recorded within 'other current assets' and 'other non-current assets' in the consolidated balance sheets.
The following table sets out the amount of cash retention awards made and the related amortization of those awards for the three years ended December 31, 2012.

Business discussion

	Years ended December 31,
	2012	2011	2010
	(millions)
Cash retention awards made	$221	$210	$196
Amortization of cash retention awards included in salaries and benefits	216	185	119

Included within the $216 million amortization of cash retention awards in 2012 is a $7 million allowance for amounts estimated to be uncollectible.

The remaining increase in amortization of cash retention awards of $24 million reflects the higher level of cash retention awards paid in 2012 compared to cash retention awards paid in 2009, which were fully amortized in 2011.

In December 2012, the Company decided to eliminate the repayment requirement from past annual cash retention awards under the Company's annual incentive plan and, as a result, recognized a one-time, non-cash, pre-tax charge of $200 million which represents the write-off of the unamortized balance of past awards.

There were, however, a number of off-cycle awards with a fixed period guarantee attached, for which we have not waived the repayment requirement. The unamortized portion of these awards amounted to $9 million at December 31, 2012.

In addition, the Company has replaced annual cash retention awards with annual cash bonuses which will not include a repayment requirement. The Company has accrued an additional $252 million within deferred revenue and accrued expenses for these 2012 cash bonuses to be paid in 2013.

As of December 31, 2012, December 31, 2011 and December 31, 2010, we included $9 million, $196 million and $173 million respectively, within other current assets and other non-current assets on the balance sheet, which represented the unamortized portion of cash retention award payments made on or before those dates.
Pension expense
We recorded a net pension credit on our UK defined benefit pension plan in 2012 of $5 million (2011: charge of $6 million; 2010: charge of $28 million). On our US defined benefit pension plan, we recorded a net pension charge of $3 million in 2012 (2011: $nil; 2010: $1 million). On our international and US non-qualified defined benefit pension plans, we recorded a net pension charge of $4 million in 2012 (2011: $5 million; 2010: $6 million).

The movement from a $6 million charge on the UK plan in 2011 to a $5 million credit in 2012 was the result of higher asset returns and lower service cost, reflecting certain changes to plan benefits, partly offset by higher amortization of prior period losses and increased interest cost.

The 2011 UK plan charge was $22 million lower compared to 2010 as the benefits of higher asset returns, lower amortization of prior period losses and a lower service cost reflecting certain changes to plan benefits were partly offset by an increased interest cost.

The US pension charge was $3 million higher in 2012 compared with 2011 reflecting increased asset return from a higher asset base being more than offset by an increase in amortization of prior period losses.

The 2011 US pension charge was $1 million lower compared with 2010 reflecting an increased asset return from a higher asset base partly offset by a reduction in amortization of prior period losses.

See 'Contractual Obligations' below for further information on our obligations relating to our pension plans.

Willis Group Holdings plc

Acquisitions and Disposals

In fourth quarter 2012, we acquired 100 percent of Avalon Actuarial, Inc, a Canadian actuarial consulting firm for cash consideration of $25 million. Additional consideration of up to approximately $5 million is payable in 2016 based on achievement of certain revenue targets.

Also in the fourth quarter 2012, we sold 100 percent of our reinsurance operation in Mauritius, Willis Re Mauritius Limited, for minimal consideration. A net loss of approximately $1 million was recognized, primarily related to the write-off of goodwill held in relation to this operation.

In second quarter 2012, we acquired 100 percent of Attain Consulting Limited and Trustee Principles Limited at a total cost of $3 million.

In first quarter 2012 we acquired 49.9 percent of Gras Savoye Re at a cost of $29 million, increasing our shareholding from 50.1 percent to 100 percent.

Also in first quarter 2012 we sold 49.9 percent of our retail operation in Peru, Willis Corredores de Seguros S.A., to Grupo Credito S.A. for $3 million reducing our shareholding to 50.1 percent. Grupo Credito S.A. is an investment arm of Peru's largest financial services holding company.

Business Strategy
Our aim is to be the insurance broker and risk adviser of choice globally.
Our business model is aligned to the needs of each client segment:

•	Insurer — platform-neutral capital management and advisory services;

•	Large Accounts — delivering Willis’ global capabilities through client advocacy;

•	Mid-Market — mass-customization through our Sales 2.0 model;

•	Commercial — providing products and services to networks of retail brokers; and

•	Personal — focused on affinity models and High Net Worth segments.
Our business model has three elements:

•	Organic growth;

•	Recruitment of teams and individuals; and

•	Strategic acquisitions.

To meet the needs of our clients, we realigned our business model in 2011 to further grow the company and position us to deliver the Willis Cause:

•	we thoroughly understand our clients' needs and their industries;

•	we develop client solutions with the best markets, price and terms;

•	we relentlessly deliver quality client service; and

•	we get claims paid quickly

...With Integrity.

Business discussion

REVIEW OF CONSOLIDATED RESULTS
The following table is a summary of our revenues, operating income, operating margin, net income from continuing operations and diluted earnings per share from continuing operations (in millions, except per share data and percentages):

	Year Ended December 31,
	2012	2011	2010
REVENUES
Commissions and fees	$3,458	$3,414	$3,293
Investment income	18	31	38
Other income	4	2	1
Total revenues	3,480	3,447	3,332
EXPENSES
Salaries and benefits	(2,475)	(2,087)	(1,868)
Other operating expenses	(581)	(656)	(564)
Depreciation expense	(79)	(74)	(63)
Amortization of intangible assets	(59)	(68)	(82)
Goodwill impairment charge	(492)	—	—
Net (loss) gain on disposal of operations	(3)	4	(2)
Total expenses	(3,689)	(2,881)	(2,579)
OPERATING (LOSS) INCOME	(209)	566	753
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—
Interest expense	(128)	(156)	(166)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(337)	239	587
Income taxes	(101)	(32)	(140)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(438)	207	447
Interest in earnings of associates, net of tax	5	12	23
(LOSS) INCOME FROM CONTINUING OPERATIONS	(433)	219	470
Discontinued operations, net of tax	—	1	—
NET (LOSS) INCOME	(433)	220	470
Less: net income attributable to noncontrolling interests	(13)	(16)	(15)
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(446)	$204	$455

Salaries and benefits as a percentage of total revenues	71%	61%	56%
Other operating expenses as a percentage of total revenues	17%	19%	17%
Operating margin (operating (loss) income as a percentage of total revenues)	(6)%	16%	23%
Diluted earnings per share from continuing operations	$(2.58)	$1.15	$2.66
Average diluted number of shares outstanding	173	176	171

Willis Group Holdings plc

Consolidated Results for 2012 compared to 2011
Revenues

Total revenues for the Group and by segment for 2012 and 2011 are shown below (millions, except percentages):

				Change attributable to:
Year ended December 31,	2012	2011	% Change	Foreign currency translation	Acquisitions and disposals	Organic commissions and fees growth(a)

Global(c)	$1,124	$1,073	5%	(1)%	—%	6%
North America(b)	1,306	1,314	(1)%	—%	—%	(1)%
International	1,028	1,027	—%	(5)%	—%	5%
Commissions and fees	$3,458	$3,414	1%	(2)%	—%	3%
Investment income	18	31	(42)%
Other income	4	2	100%
Total revenues	$3,480	$3,447	1%
_________________

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

(b)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $2 million in 2012 compared with $5 million in 2011.

(c)	Reported commissions and fees for Global for 2011 included a favorable impact from a change in accounting methodology in a Global Specialty business of $6 million.

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Total revenues increased by $33 million, or 1 percent, in 2012 compared to 2011, including 3 percent growth in organic commissions and fees partially offset by a $59 million, or 2 percent, negative impact from foreign exchange and a $13 million decrease in investment income due to continued falling yields on deposits.

Total commissions and fees were $3,458 million, up $44 million, or 1 percent, from $3,414 million in 2011. Foreign currency movements negatively impacted commissions and fees by 2 percent. Organic commissions and fees growth was 3 percent.

New business growth was in the double digits and there were modest benefits in the year from improving rates in certain business lines and geographies; these positive movements were however, offset by a slight increase in lost business.

The Global segment reported 5 percent growth in commissions and fees, comprising 6 percent organic growth in commissions and fees and a 1 percent negative impact from foreign currency translation. Organic commissions and fees growth of 6 percent was led by high single-digit growth across Reinsurance and Willis Faber & Dumas. Global Specialties reported low single-digit growth as strong growth from our Marine, Energy, Financial Solutions, and Construction specialties were partially offset by declines in Aerospace, which continues to be hampered by competitive pricing and a soft rate environment.
The North America segment reported a 1 percent decline in organic commissions and fees, compared to 2011. Whilst new business levels were higher than in 2011, resulting in growth in certain regions and business segments, these were more than offset by lower Loan Protector revenues, the impact of the weakened economy, which negatively impacted our Construction and Human Capital practice groups, and a modest decrease in client retention levels.
The International segment reported flat growth in commissions and fees compared with 2011, comprising 5 percent organic commissions and fees growth and a 5 percent negative impact from foreign currency translation. Organic growth in commissions and fees was led by double-digit growth in our Latin America region, supported by high single-digit growth in Asia and Eastern Europe. Our Western Europe operations reported low single-digit growth despite the continued weakness of economies within the Eurozone.

Business discussion

Our International and Global segments earn a significant portion of their revenues in currencies other than the US dollar, including the Euro and Pound sterling. For 2012, our International segment's reported revenues were adversely impacted by the net effects of foreign currency translation.
Investment income in 2012 at $18 million was $13 million lower than in 2011, primarily due to declining net yields on cash and cash equivalents. Organic commissions and fees growth by segment is discussed further in 'Operating Results - Segment Information', below.
Salaries and Benefits
Salaries and benefits increased by $388 million, or 19 percent, in 2012 compared with 2011. Foreign currency movements lowered salaries and benefits by $34 million, or 1 percent. The year-on-year net favorable impact from foreign currency translation was driven primarily by the movement of the US dollar against the Pound sterling (in which our London Market based operations incur the majority of their expenses).

Excluding the impact of foreign exchange, salaries and benefits increased by $422 million, or 20 percent, compared with 2011 primarily due to the $452 million expense recognized as a result of the change in remuneration policy for future incentive awards and the elimination of the repayment requirement on past awards; an approximate $55 million increase in salaries, including associated taxes and benefits, resulting from new hires and annual pay reviews; increases in incentives linked to production; long term incentive plans and the amortization of cash retention awards.. These increases were partially offset by the $135 million expense recognized in salaries and benefits associated with the 2011 Operational Review and lower defined benefit pension plan expenses.
Other Expenses
Other operating expenses were $75 million, or 12 percent, lower in 2012 compared with 2011. Foreign currency movements positively impacted expenses by $35 million, or 6 percent.

Excluding the impact of foreign exchange, other operating expenses decreased by $40 million or 6 percent compared with 2011 primarily due to the non-recurrence of the $73 million expense recognized in other operating expenses associated with the 2011 Operational Review and the $10 million insurance recovery in 2012 related to the previously disclosed fraudulent activity, partially offset by increases in certain other costs, including provisioning for bad debts and higher technology expenditure.
Depreciation expense was $79 million in 2012, compared with $74 million in 2011. The increase is primarily due to a number of information technology related projects becoming operational at the end of 2011 and during first half 2012 partially offset by $5 million depreciation charge incurred in 2011 related to the Operational Review.
Amortization of intangible assets was $59 million in 2012, a reduction of $9 million compared to 2011. The decrease primarily reflects the ongoing reduction in the HRH acquisition-related amortization.
Goodwill impairment charge was $492 million in 2012. This was a non-cash charge recognized related to the impairment of the carrying value of the North America reporting unit's goodwill. For further information on our testing for goodwill impairment, see 'Critical Accounting Estimates', below.
Net loss on disposal of operations of $3 million was related principally to the dissolution of a joint venture operation in India and loss recognized on disposal of Mauritian reinsurance operation.
Interest Expense
Interest expense was $128 million in 2012 compared to $156 million in 2011. The decrease in interest expense primarily reflects the non-recurrence of a $10 million write-off of debt fees in 2011 related to the refinancing of the term loan and revolving credit facility and savings as a result of the lower coupon payable and reduced fee amortization on our new debt issued in March 2011 and December 2011.
Income Taxes

The effective tax rate on ordinary income for 2012 was 25 per cent, compared with 24 per cent for 2011, with the increase driven primarily by higher than anticipated US state income tax expense, the benefit from the higher tax rates at which costs associated with the 2011 Operational Review are relieved and from a different geographic mix of earnings. The effective tax

Willis Group Holdings plc

rate on ordinary income is calculated before the impact of certain discrete items. Discrete items occurring in 2012 with a significant impact on the tax rate are:

•
a tax credit of $34 million on the $492 million charge related to the impairment of the carrying value of the North America reporting unit's goodwill. The tax credit arises in relation to that part of the charge that is attributable to tax deductible goodwill;

•	tax related to the $252 million charge for the additional incentive accrual arising from a change in remuneration policy which is generally relieved at a higher rate than the underlying rate;

•	tax related to the $200 million charge for the write-off of unamortized retention awards which is generally relieved at a higher rate than the underlying rate;

•
a valuation allowance of $125 million made against US deferred tax assets recorded following cumulative losses being incurred in the US. The cumulative losses are primarily attributable to exceptional charges associated with the 2011 Operational review, the impairment of North America goodwill and the additional incentive costs associated with the change in remuneration policy. Of the total valuation allowance, $113 million was recorded in the income statement and $12 million in other comprehensive income;

•	a non-deductible charge of $11 million for a settlement with former partners related to the termination of a joint venture arrangement in India;

•	adjustments made in respect of tax on profits of prior periods to bring in line the Company's tax provisions to filed tax positions; and

•	the net tax impact of the $3 million loss on disposal of operations.

Including the impact of discrete items, a tax charge of $101 million was recorded on a net loss from continuing operations before interest in earnings of associates of $337 million. This compares to a tax rate of 13 percent in 2011.

Interest in Earnings of Associates, net of Tax

The majority of our interest in earnings of associates relates to our share of ownership of Gras Savoye, the leading broker in France. Interest in earnings of associates, net of tax, in 2012 was $5 million compared to $12 million in 2011. The decline was mainly driven by a reduction in net income reported by our principal associate, Gras Savoye.

Similar to many businesses located in the Eurozone, Gras Savoye's operations are being pressured by the economic conditions. In addition, Gras Savoye recently appointed a new CEO and is undergoing a business review that is designed to drive growth in revenues and improve operational efficiencies.
Discontinued Operations, net of Tax
There have not been any discontinued operations in 2012.
On December 31, 2011, the Company disposed of Global Special Risks, LLC, Faber & Dumas Canada Ltd and the trade and assets of Maclean, Oddy & Associates, Inc.. The gain (net of tax) on this disposal was $2 million.

Business discussion

Consolidated Results for 2011 compared to 2010
Revenues

					Change attributable to:
Year ended December 31,	2011	2010	% Change	Foreign currency translation	Acquisitions and disposals	Contingent Commissions(b)	Organic commissions and fees growth(a)

Global (c)	$1,073	$987	9%	2%	—%	—%	7%
North America(d)	1,314	1,369	(4)%	—%	—%	—%	(4)%
International	1,027	937	10%	5%	—%	—%	5%
Commissions and fees	$3,414	$3,293	4%	2%	—%	—%	2%
Investment income	31	38	(18)%
Other income	2	1	100%
Total revenues	$3,447	$3,332	3%
_________________

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

(b)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $5 million in 2011, compared with $11 million in 2010.

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

Revenue increased by $115 million, or 3 percent, in 2011 compared to 2010. Commissions and fees increased by $121 million or 4 percent, including organic growth in commissions and fees of 2 percent, which comprised 4 percent net new business growth driven by solid new business generation and higher retention of existing clients, and a 2 percent negative impact from renewal fluctuations and other market factors.

There was a net 2 percent year-over-year benefit to revenue growth from foreign currency translation driven by the weakening of the US dollar against a number of currencies in which we earn our revenues.

The 2 percent growth in organic commissions and fees comprised net growth in our segments:

•
Global achieved 7 percent growth, including growth in our Reinsurance, Global Specialties and Willis Faber and Dumas businesses, together with a $6 million 2011 benefit from a change in accounting within a Global Specialty business to conform to current Group accounting policy;

•	International achieved 5 percent organic growth driven primarily by our Latin America and Eastern Europe regions; and

•
North America reported a 4 percent decline in organic commissions and fees, primarily driven by the revenue decline in Loan Protector (a small specialty business acquired as part of the HRH business that works with financial institutions to confirm their loans are properly insured and interests are adequately protected). Excluding Loan Protector, the North America segment recorded a 2 percent decline in organic commissions and fees as the benefit of new business generation was more than offset by a 1 percent decline in client retention levels, the continued negative impact of the soft market and ongoing weakened economic conditions in the US.

Investment income in 2011 at $31 million was $7 million lower than in 2010, as low interest rates across the globe, in particular in the UK and US, together with the roll-off of our interest rate hedge program continued to impact our investment income.

Willis Group Holdings plc

Organic commissions and fees growth by segment is discussed further in 'Operating Results - Segment Information', below.

Salaries and Benefits

Salaries and benefits increased $219 million, or 12 percent, in 2011 compared with 2010, primarily reflecting additional expense in 2011 of $135 million associated with our 2011 Operational Review, a $66 million increase from the amortization of cash retention awards and the year-on-year net adverse impact from foreign currency translation, driven primarily by the movement of the US dollar against the Pound sterling (in which our London Market based operations incur the majority of their expenses). Furthermore, we incurred an additional $10 million expense relating to the reinstatement of our 401(k) match plan for our North America employees from January 2011 and incremental expense following reinstatement of annual salary reviews for all employees from April 2011. These increases were partly offset by cost savings arising from implementation of the 2011 Operational Review, reduced payments of non-retentive incentives and a $24 million decrease in pension expense driven by a higher return on assets and lower amortization of prior period gains and losses.
Other Expenses
Other operating expenses were $92 million, or 16 percent, higher in 2011 compared with 2010, primarily reflecting $40 million of additional expense associated with the 2011 Operational Review, a $22 million write-off of an uncollectible accounts receivable balance relating to periods prior to January 1, 2011, and the $11 million second quarter UK FSA regulatory settlement and increased expense in support of revenue growth initiatives. These were partly offset by cost savings arising from implementation of the 2011 Operational Review, the year-over-year favorable comparison due to the $12 million 2010 charge relating to the devaluation of the Venezuelan currency, the $8 million year-over-year benefit from the release of funds and reserves related to potential legal liabilities and positive year-over-year foreign currency translation, driven primarily by gains in 2011 on our forward rate hedging program, compared to losses in 2010.

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

Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs

We issued $800 million of new debt in March 2011 and net proceeds of approximately $787 million were used to repurchase and redeem $500 million of 12.875 percent senior notes due 2016 and make related make-whole payments totaling $158 million. In addition to the make-whole payment we also wrote off unamortized debt issuance costs of $13 million.

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

Business discussion

Income Taxes

The effective tax rate on ordinary income for 2011 was 24 percent, compared with 26 percent for 2010, with the reduction driven primarily by the benefit from the higher tax rates at which costs associated with the 2011 Operational Review are relieved and a different geographic mix of business. The effective tax rate on ordinary income is calculated before the impact of certain discrete items. The significant discrete items occurring in 2011 are:

•	tax related to the make-whole payment on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs which are relieved at a higher rate than the underlying rate;

•	the net impact of gains and losses on disposals recorded in continuing operations;

•	tax related to the write-off of an uncollectible accounts receivable balance which is relieved at a higher rate than the underlying rate;

•	the impact of the UK FSA regulatory settlement expense for which no tax relief is available;

•	the impact of the change in rate of UK corporate income tax being applied to the Company's opening temporary differences; and

•	adjustments made in respect of tax on profits of prior periods to bring in line the Company's tax provisions to filed tax positions.

Including the impact of discrete items, the effective tax rate was 13 percent in 2011 compared to 24 percent in 2010.

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

Willis Group Holdings plc

LIQUIDITY AND CAPITAL RESOURCES
Debt
Total debt, total equity and the capitalization ratio at December 31, 2012 and 2011 were as follows (in millions, except percentages):

	December 31, 2012	December 31, 2011
Long-term debt	$2,338	$2,354
Short-term debt and current portion of long-term debt	$15	$15
Total debt	$2,353	$2,369
Stockholders' equity	$1,699	$2,486
Capitalization ratio	58.1%	48.8%

In July 2012, a new revolving credit facility of 15 million Chinese Yuan Renminbi 'RMB' ($2 million) was put in place. Drawings on this facility bear interest at 110 percent of the applicable short term interest rate of an RMB loan having a term equal to the tenor of that drawing, as published by the People's Bank of China 'PBOC'; prevailing as at the drawdown date of that drawing. The facility expires on July 11, 2013. As at December 31, 2012 ¥nil ($nil) had been drawn down on the facility. This facility is solely for the use of our Chinese subsidiary and is available for general working capital purposes.

In March 2011 we issued $800 million of new debt, comprised of $300 million 4.125% senior notes due 2016 and $500 million 5.750% senior notes due 2021. We received net proceeds, after underwriting discounts and expenses, of approximately $787 million, which were used largely to repurchase and redeem $500 million 12.875% senior notes due 2016 and make related make-whole payments totaling $158 million, which represented a slight discount to the make-whole redemption amount provided in the indenture governing this debt. In addition to the make-whole payments of $158 million, we also wrote off unamortized debt issuance costs of $13 million.
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
These refinancing actions have lengthened our debt maturity profile. At December 31, 2012, we have $nil outstanding under the $500 million facility (December 31, 2011: $nil), the UK facility $20 million facility (December 31, 2011: $nil) and the RMB facility. At December 31, 2012 the only mandatory debt repayments falling due over the next 12 months are scheduled repayments on our $300 million 5-year term loan totaling $15 million.
Liquidity
Our principal sources of liquidity are cash from operations and $522 million available under our revolving credit facilities, of which the $20 million UK facility is solely for use by our main regulated UK entity in certain exceptional circumstances. At December 31, 2012 we had $500 million of cash and cash equivalents, of which approximately $150 million is available for general corporate purposes.
As of December 31, 2012, our short-term liquidity requirements consisted of $124 million payment of interest on debt, $15 million of mandatory repayments under our 5-year term loan, $1 million of revolving credit facility commitment fees, capital expenditure and working capital requirements. In addition, our estimated pension contributions for 2013 are $142 million, excluding salary sacrifice contributions. Our long-term liquidity requirements consist of the principal amount of outstanding notes and borrowings under our 5-year term loan facility.
Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for at least the next 12 months.

Business discussion

Pensions
UK plan
Under the revised funding strategy agreed with the UK plan’s trustee, we expect the cash contributions to the scheme, excluding salary sacrifice contributions, in 2013 to be $91 million compared to $80 million in 2012.
US plan
We will make cash contributions of approximately $40 million to the US plan in 2013, consistent with 2012 contributions.
Cashflow
Summary consolidated cash flow information (in millions):

	Year Ended December 31,
	2012	2011	2010
Cash provided by operating activities
Net cash provided by continuing operating activities	$525	$441	$491
Net cash used in discontinued operations	—	(2)	(2)
Total net cash provided by operating activities	525	439	489
Cash flows from investing activities
Total net cash used in continuing investing activities	(172)	(101)	(94)
Cash flows from financing activities
Total net cash used in continuing financing activities	(291)	(214)	(293)
Increase in cash and cash equivalents	62	124	102
Effect of exchange rate changes on cash and cash equivalents	2	(4)	(7)
Cash and cash equivalents, beginning of year	436	316	221
Cash and cash equivalents, end of year	$500	$436	$316
This summary consolidated cash flow should be viewed in addition to, not in lieu of, the Company’s consolidated financial statements.
Consolidated Cash Flow for 2012 compared to 2011
Operating Activities
Total net cash provided by continuing operating activities was $525 million in 2012, compared with $441 million in 2011. The increase of $84 million primarily reflects a $100 million reduction in cash outflows relating to the 2011 Operational Review and a higher volume of collections made on higher revenues and accounts receivable compared with 2011, partially offset by the modest decline in operating earnings, adjusted for non-cash items; and the $11 million year-on-year increase in payments for cash retention awards.
Investing Activities
Total net cash used in continuing investing activities was $172 million in 2012 compared to $101 million in 2011. The $71 million increase in net outflow was due to higher capital spend, including; the fit-out and refurbishment of certain leasehold properties, including the completion of the European Data Center; development and implementation of a number of information technology projects including, financial systems and trading platforms; a $23 million increase in payments to acquire subsidiaries, primarily related to the acquisition of Avalon Actuarial, Inc, a Canadian actuarial consulting firm; and the non-recurrence of proceeds from the disposal of certain businesses during 2011.
Financing Activities
Total net cash used in continuing financing activities was $291 million in 2012 compared to $214 million in 2011. The $77 million increase in cash used is the result of the $100 million cash outflow relating to the repurchase of 2.8 million shares during 2012 and the $30 million year-on-year increase in payments made to acquire noncontrolling interests including, Gras

Willis Group Holdings plc

Savoye Re, and our Columbian retail operation; partially offset by the reduction in repayments of debt, net of the refinancing during 2011.
Consolidated Cash Flow for 2011 compared to 2010
Operating Activities
Total net cash provided by continuing operating activities was $441 million in 2011 compared with $491 million in 2010. The decrease of $50 million primarily reflects the $57 million year-on-year increase in accounts receivable, reflecting increased revenue but also slower collections in the US due to current economic conditions; cash outflows of approximately $120 million relating to the 2011 Operational Review; and the $24 million year-on-year increase in payments for cash retention awards. These were partly offset by realized cash savings resulting from the 2011 Operational Review and other working capital movements.
Investing Activities
Total net cash used in continuing investing activities was $101 million in 2011 compared to $94 million in 2010. The $101 million net outflow was mainly due to capital spend including fit-out of our Nashville office and IT project investments.
Financing Activities
Total net cash used in continuing financing activities was $214 million in 2011 compared with $293 million in 2010. We issued $800 million of new debt in March 2011 and net proceeds of approximately $787 million were used to repurchase and redeem $500 million of 12.875% senior notes due 2016. As part of this debt refinancing we made a $158 million make-whole payment on the redemption of our 12.875% senior notes due 2016. Other significant financing activities in 2011 include refinancing our bank facility in December 2011, dividend payments of $180 million and receipt of $60 million from the issue of shares.
Own funds
As of December 31, 2012, we had cash and cash equivalents of $500 million, compared with $436 million at December 31, 2011 and $522 million remained available to draw under our revolving credit facilities, compared with $520 million at December 31, 2011.
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
Fiduciary funds are generally required to be kept in certain regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity; such funds are not available to service the Company’s debt or for other corporate purposes. Notwithstanding the legal relationships with clients and insurers, the Company is entitled to retain investment income earned on fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds. As of December 31, 2012, we had fiduciary funds of $1.8 billion, compared with $1.7 billion at December 31, 2011.
Share Buybacks

The Company is authorized to buy back shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. The Company is authorized to purchase up to one billion shares from time to time in the open market (such open market purchases would be effected as redemptions under Irish law) and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company as long as the cost of the acquisition of the Company's shares does not exceed $925 million. In February 2012, the Company announced that during the year it intended to buy back up to $100 million of shares under this authorization.

During 2012, we bought back a total of 2,796,546 shares at a total price of $100 million and at an average price of $35.87 on a trade date basis. The purchase of the $100 million of shares was completed during third quarter 2012.

Business discussion

As of February 15, 2013 there remains approximately $824 million available to purchase common shares under the current authorization.
Dividends
Cash dividends paid in 2012 were $185 million compared with $180 million in 2011 and $176 million in 2010.
In February 2013, we declared a quarterly cash dividend of $0.28 per share, an annual rate of $1.12 per share, an increase of 3.7 percent over the prior 12 month period.

REVIEW OF SEGMENTAL RESULTS
We organize our business into three segments: Global, North America and International. Our Global business provides specialist brokerage and consulting services to clients worldwide for risks arising from specific industries and activities. North America and International comprise our retail operations and provide services to small, medium and major corporations.
The following table is a summary of our operating results by segment for the three years ended December 31, 2012 (in millions except percentages):

	2012			2011			2010
	Revenues	Operating Income (Loss)	Operating Margin	Revenues	Operating Income	Operating Margin	Revenues	Operating Income	Operating Margin
Global (a)	$1,129	$372	32.9%	$1,082	$352	32.5%	$996	$320	32.1%
North America (b)(c)	1,313	240	18.3%	1,323	271	20.5%	1,385	320	23.1%
International	1,038	183	17.6%	1,042	221	21.2%	951	226	23.8%
Total Retail	2,351	423	18.0%	2,365	492	20.8%	2,336	546	23.4%
Corporate & Other	—	(1,004)	n/a	—	(278)	n/a	—	(113)	n/a
Total Consolidated	$3,480	$(209)	(6.0)%	$3,447	$566	16.4%	$3,332	$753	22.6%
_________________

(a)	Reported commissions and fees include a 2011 benefit of $6 million from a change in accounting within a Global Specialty business to conform to current Group accounting policy.

(b)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $2 million in 2012, $5 million in 2011 and $11 million in 2010.

(c)	Reported commissions and fees included a favorable impact from a change in accounting methodology in a specialty business in North America of $7 million in the year ended December 31, 2010.
Global
Our Global operations during 2012 comprised Global Specialties, Reinsurance, Willis Faber & Dumas, and Willis Capital Markets & Advisory (WCMA).
The following table sets out revenues, operating income, organic commissions and fees growth and operating margin for the three years ended December 31, 2012 (in millions, except percentages):

	2012	2011	2010
Commissions and fees (a)	$1,124	$1,073	$987
Investment income	5	9	9
Total revenues	$1,129	$1,082	$996
Operating income	$372	$352	$320
Revenue growth	4%	9%	6%
Organic commissions and fees growth (b)	6%	7%	7%
Operating margin	32.9%	32.5%	32.1%
_________________

(a)	Reported commissions and fees include a $6 million first quarter 2011 benefit from a change in accounting within a Global Specialty business to conform to current Group accounting policy.

Willis Group Holdings plc

(b)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

2012 compared to 2011

Revenues
Commissions and fees of $1,124 million were $51 million, or 5 percent, higher in 2012 compared with 2011. Foreign exchange movements had a net 1 percent impact on commissions and fees; organic growth was 6 percent.

Organic growth included positive growth across Reinsurance, Global Specialties, Willis Faber & Dumas and WCMA, as strong new business and higher one-off transactions, primarily in WCMA, were partially offset by increases in lost business.

Organic growth in Global Specialties was led by strong performances from Energy, Marine, Financial Solutions and Construction Specialities reflecting single-digit net new business. This growth was partially offset by declines in Aerospace, which continues to be negatively impacted by competitive pricing and rate decreases.

Reinsurance reported mid-single digit growth in 2012, as growth in the International, Specialty and North America divisions was partially offset by the non-recurrence of a fee related to a 2011 profitability initiative. Rates had a modest positive impact on commission and fees in the year.

Willis Faber & Dumas also reported mid-single digit growth in 2012.

WCMA is a transaction-oriented business and its results are more variable than some of our other businesses. In 2012 we reported significantly higher organic commissions and fees than in 2011. Growth in the WCMA business was positively impacted by a higher volume of advisory and catastrophe bond deals closing during the year.
Client retention levels declined to 90 percent for 2012, compared with 91 percent for 2011.
Operating margin

Operating margin was 32.9 percent in 2012 and 32.5 percent in 2011. The organic growth in commissions and fees discussed above, and lower defined benefit pension costs were offset by higher salary and benefit expense due to the impact of annual salary increases and new hires, higher production linked incentives and increases to discretionary costs.
2011 compared to 2010
Revenues

Commissions and fees of $1,073 million were $86 million, or 9 percent, higher in 2011 compared with 2010, reflecting organic commissions and fees growth of 7 percent and a net benefit from foreign currency translation of 2 percent. Organic growth included the benefit of net new business generation despite the adverse impact of the continued difficult economic environment and soft market in many of the specialty classes.

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

Business discussion

businesses with depressed world trade and transit volumes, industry consolidation and pressure on financing of construction projects still evident.

Willis Faber & Dumas reported positive organic commissions and fees growth in 2011 and our WCMA business was marginally positive compared to 2010.

The 2 percent net benefit to revenue growth from foreign currency translation in 2011 primarily reflected the period-over-period positive impact of the weakening of the US dollar against both the Euro and Pound sterling, in which we earn a significant portion of Global revenues.

Client retention levels improved to 91 percent for 2011, compared with 90 percent for 2010.

Operating margin

Operating margin was 32.5 percent in 2011 compared to 32.1 percent in 2010 as the benefit of 7 percent organic commissions and fees growth discussed above and an $18 million decrease in pension expense was offset by a net negative impact from foreign currency movements, an $8 million increase in incentive expense, including amortization of cash retention award payments and the impact of costs associated with continued support of current and future growth.

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
The following table sets out revenues, operating income, organic commissions and fees growth and operating margin for the three years ended December 31, 2012 (in millions, except percentages):

	2012	2011	2010
Commissions and fees (a)(b)	$1,306	$1,314	$1,369
Investment income	3	7	15
Other income	4	2	1
Total revenues	$1,313	$1,323	$1,385
Operating income	$240	$271	$320
Revenue growth	(1)%	(4)%	(1)%
Organic commissions and fees growth (c)	(1)%	(4)%	—%
Operating margin	18.3%	20.5%	23.1%
_________________

(a)	Included in North America reported commissions and fees were legacy HRH contingent commissions of $2 million in 2012, compared with $5 million in 2011 and $11 million in 2010.

(b)	Reported commissions and fees included a favorable impact from a change in accounting methodology in a specialty business in North America of $7 million in the year ended December 31, 2011.

(c)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; (iv) in North

Willis Group Holdings plc

America, legacy contingent commissions assumed as part of the HRH acquisition and that had not been converted into higher standard commissions; and (v) investment income and other income from reported revenues.
2012 compared to 2011
Revenues

Commissions and fees of $1,306 million were $8 million, or 1 percent, lower in 2012 compared with 2011. Legacy contingent commissions assumed as part of the HRH acquisition amounted to $2 million compared to $5 million in 2011.

Organic commissions and fees growth declined 1 percent in 2012 compared with 2011, whilst new business levels were higher than in 2011, resulting in growth in certain regions and business segments. These were more than offset by lower Loan Protector revenues and the impact of weakened economy.

The decline in the financial performance of our Loan Protector business had a 1 percent negative impact on North America organic growth in commissions and fees and for the full year 2011 and negatively impacted the segment's revenue by $10 million. The Loan Protector decline was driven by the loss of clients through attrition and M&A activity, industry-wide commission pressures and a slowdown in foreclosures in the US in 2011.

Client retention levels were 91 percent in 2012 consistent with 2011.
Operating margin

Operating margin in North America was 18.3 percent in 2012 compared with 20.5 percent in 2011, reflecting the adverse impact from the 1 percent decline in organic commissions and fees growth discussed above, a $4 million reduction in investment income due to declining yields and increases to incentive expenses and increased production linked awards and stock based compensation. These were partly offset by a reduction to other expenses, including lower premises costs and a reduction in E&O provisions.

2011 compared to 2010
Revenues

Commissions and fees of $1,314 million were $55 million, or 4 percent, lower in 2011 compared with 2010 of which $6 million was attributable to the decrease in legacy contingent commissions assumed as part of the HRH acquisition from $11 million in 2010 to $5 million in 2011.

Organic commissions and fees growth declined 4 percent in 2011 compared with 2010, as the benefits of new business generation and growth in some regions were more than offset by declining Loan Protector revenues and the impact of the soft market conditions and weakened economy across most sectors.

The decline in the financial performance of our Loan Protector business had a 2 percent negative impact on North America organic growth in commissions and fees and for the full year 2011 negatively impacted the segment's revenue by $27 million. The Loan Protector decline was driven by the loss of clients through attrition and M&A activity, industry-wide commission pressures and a slowdown in foreclosures in the US in 2011.

Following the introduction of health care reform legislation in 2010, some major health insurance carriers in North America began to change their compensation practices in particular lines of business in certain locations. In response to market pressures those changes caused, we announced in July 2011 that in order to remain competitive, we would begin accepting standard compensation based on volume, but would continue to resist traditional contingent commissions and bonus payments because, while legal, we believe these forms of compensation create conflicts with our clients. After several months of review under changing market conditions, we have concluded that we cannot be fully competitive on Human Capital business if we continue to refuse these legal forms of compensation. Consequently, we will begin to accept all forms of compensation from Employee Benefits providers effective April 1, 2012 in North America.

Client retention levels were 91 percent in 2011 compared to 92 percent in 2010.

Business discussion

Operating margin

Operating margin in North America was 20.5 percent in 2011 compared with 23.1 percent in 2010, reflecting the adverse impact from the 4 percent decline in organic commissions and fees growth discussed above, a period-over-period increase in 401(k) match expense of $10 million following its reinstatement in January 2011 and a $7 million increase in incentive expense, including amortization of cash retention award payments. These were partly offset by a $5 million decrease in stock-based compensation expense and the benefit of cost reductions driven by the 2011 Operational Review and continued focus on expense management.

International
Our International business comprises our retail operations in Western Europe, Central and Eastern Europe the United Kingdom, Asia, Australasia, the Middle East, South Africa and Latin America. The services provided are focused according to the characteristics of each market and vary across offices, but generally include direct risk management and insurance brokerage and employee benefits consulting.
The following table sets out revenues, operating income, organic commissions and fees growth and operating margin for the three years ended December 31, 2012 (in millions, except percentages):

	2012	2011	2010
Commissions and fees	$1,028	$1,027	$937
Investment income	10	15	14
Total revenues	$1,038	$1,042	$951
Operating income	183	221	226
Revenue growth	—%	10%	4%
Organic commissions and fees growth (a)	5%	5%	5%
Operating margin	17.6%	21.2%	23.8%
________________

(a)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; (iii) the net commission and fee revenues related to operations disposed of in each period presented; and (iv) investment income and other income from reported revenues.

2012 compared to 2011
Revenues

Commissions and fees of $1,028 million were $1 million higher in 2012 compared with 2011. Foreign exchange movements had a 5 percent negative impact on commissions and fees, and organic commissions and fees growth was 5 percent. Organic growth included double digit new business growth, partly offset by slight increases to lost business. Rates and other market factors had no significant impact on commissions and fees in the year.

Despite the ongoing economic difficulties faced by the Eurozone, our large retail operations in the region delivered low single-digit growth in 2012, driven by strong growth in Germany, Sweden and Denmark, although this growth was partially offset by declines in Ireland and Norway.

Our Latin American operation delivered high double-digit growth in 2012, the result of significant new business growth; principally in Brazil, Venezuela and Argentina.

Asia reported high single-digit growth in organic commissions and fees in 2012 led by strong growth in Japan, China and Korea.

Organic commissions and fees growth in our UK retail operation was flat in 2012, compared with 2011, this reflects a stabilization of the business in the region following a 2 percent decline in 2011.

Willis Group Holdings plc

A significant part of International's revenues are earned in currencies other than the US dollar, most notably the Euro, and Australian dollar. The net 5 percent negative impact from foreign currency translation in 2012 primarily reflected the weakening of the US dollar against these and other currencies in which we earn International revenues.

Client retention levels decreased to 93 percent for 2012, compared with 94 percent for 2011.
Operating margin

Operating margin in International was 17.6 percent in 2012, compared with 21.2 percent in 2011. The decrease primarily reflected significant increases in salaries and benefits as a result of new hires supporting growth in targeted geographies and annual pay increases, negative impact of foreign exchange on revenues and increases to certain provisions including bad debts. These decreases were partly offset by the benefit from organic commissions and fees discussed above.
2011 compared to 2010
Revenues
Commissions and fees of $1,027 million were $90 million, or 10 percent, higher in 2011 compared with 2010, comprising 5 percent organic growth and a net 5 percent positive impact from foreign currency translation. Organic growth included net new business growth of 7 percent, partly offset by the negative impact from rates and other market factors.

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

Organic commissions and fees growth in our UK and Ireland retail operations, declined 2 percent in 2011, compared with the same period 2010, driven by the economic pressures that continue to affect both the UK and Ireland.

A significant part of International's revenues are earned in currencies other than the US dollar, most notably the Euro, Pound sterling and Australian dollar. The net 5 percent benefit from foreign currency translation in 2011 primarily reflected the weakening of the US dollar against these and other currencies in which we earn International revenues.

Client retention levels increased to 94 percent for 2011, compared with 93 percent for 2010.

Operating margin

Operating margin in International was 21.2 percent in 2011, compared with 23.8 percent in 2010, with the decrease primarily reflecting a $17 million increase in incentive expenses including amortization of cash retention award payments, the impact of the reinstated annual salary review for all employees from April 2011 and increased spending on initiatives to drive future growth, including investment hires. These increases were partly offset by the benefit from organic commissions and fees growth and favorable foreign currency movements as discussed above and reduced pension expense.

Business discussion

Corporate and Other
The Company evaluates the performance of its segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, items for which segmental management are not held responsible for are held within ‘Corporate and Other’.
Corporate and Other comprises the following (in millions):

	2012	2011	2010
Amortization of intangible assets	$(59)	$(68)	$(82)
Additional incentive accrual for change in remuneration policy (a)	(252)	—	—
Write-off of unamortized cash retention awards debtor (b)	(200)	—	—
Goodwill impairment charge (c)	(492)	—	—
India joint venture settlement (d)	(11)	—	—
Insurance recovery (e)	10	—	—
Write-off of uncollectible accounts receivable balance in Chicago (f)	(13)	(22)	—
Net (loss) gain on disposal of operations (d)	(3)	4	(2)
Foreign exchange hedging	8	5	(16)
Foreign exchange (loss) gain on the UK pension plan asset	(1)	—	3
2011 Operational Review	—	(180)	—
FSA Regulatory settlement	—	(11)	—
Venezuela currency devaluation	—	—	(12)
Other (g)	9	(6)	(4)
Total corporate and other	$(1,004)	$(278)	$(113)
_________________

(a)	Additional incentive accrual recognized following the replacement of annual cash retention awards with annual cash bonuses which will not feature a repayment requirement.

(b)	Write-off of unamortized cash retention awards following decision to eliminate the repayment requirement on past awards.

(c)	Non-cash charge recognized related to the impairment of the carrying value of the North America reporting unit's goodwill.

(d)
$11 million settlement with former partners related to the termination of a joint venture arrangement in India. In addition, a $1 million loss on disposal of operations was recorded related to the termination.

(e)	Insurance recovery, recorded in Other operating expenses, related to a previously disclosed fraudulent activity in Chicago, discussed above.

(f)
In early 2012 the Company identified an uncollectible accounts receivable balance of approximately $28 million in Chicago due to fraudulent overstatements of Commissions and fees.  For the year ended December 31, 2011, the Company recorded an estimate of the misstatement of Commissions and fees from prior periods by recognizing in the fourth quarter of 2011 a $22 million charge to Other operating expenses to write off the uncollectible receivable at January 1, 2011.

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

(g)	Other includes $7 million in 2012 (2011: $12 million , 2010: $7 million) from the release of funds and reserves related to potential legal liabilities.

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
Pension expense
We maintain defined benefit pension plans for employees in the US and UK. Both of these plans are now closed to new entrants and, with effect from May 15, 2009 we closed our US defined benefit plan to future accrual. New employees in the UK are offered the opportunity to join a defined contribution plan and in the US are offered the opportunity to join a 401(k) plan. We also have smaller defined benefit plans in Ireland, Germany, Norway and the Netherlands and a non-qualified plan in the US. These schemes have combined total assets of $150 million and a combined net liability for pension benefits of $30 million as of December 31, 2012. Elsewhere, pension benefits are typically provided through defined contribution plans.
We recorded a $5 million net pension credit on our UK defined benefit pension scheme and a net pension charge of $3 million on our US defined benefit pension plans in 2012, compared with net pension charges of $6 million and $nil respectively in 2011. On our international defined benefit pension plans and US non-qualified plan, we recorded a net pension charge of $4 million in 2012, compared with $5 million in 2011.
Based on December 31, 2012 assumptions, except for the expected rate of return updated to 7.25 percent, we expect the net pension credit in 2013 to be unchanged for the UK plan. The net pension charge will decrease by $6 million for the US plan and be unchanged for the international plans.
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
UK plan

	As disclosed using December 31, 2012 assumptions(a)	Impact of a 0.50 percentage point increase in the expected rate of return on assets(b)	Impact of a 0.50 percentage point increase in the discount rate(b)	One year increase in mortality assumption(c)
	(millions)
Estimated 2013 (income) / expense	$(5)	$(14)	$(22)	$7
Projected benefit obligation at December 31, 2012	2,582	n/a	(231)	52
_________________

(a)	Except for the expected rate of return updated to 7.25%.

(b)	With all other assumptions held constant.

(c)	Assumes all plan participants are one year younger.
Discount rate
During 2012 we continued to use a duration-based approach, which more closely matches the actual timing of expected cash flows to the applicable discount rate. The selected rate used to discount UK plan liabilities in 2012 was 4.40% compared with 4.80% at December 31, 2011 with the decrease reflecting falls in pound sterling high-quality bond yields during 2012.
The lower discount rate generated an actuarial loss of approximately $186 million at December 31, 2012.
Expected and actual asset returns
Expected long-term rates of return on plan assets are developed from the expected future returns of the various asset classes using the target asset allocations. The expected long-term rate of return used for determining the net UK pension expense in

Business discussion

2012 was 7.50% (2011: 7.50%), equivalent to an expected return in 2012 of $181 million (2011: $161 million). Effective January 1, 2013, the expected long-term rate of return was decreased to 7.25%. The decrease in the expected long-term rate of return followed a change in the underlying target asset mix, which reflects the expected commencement in 2013 of the de-risking strategy proposed by the Trustees which will lead to a strategic target asset allocation with a greater weighting to non-return seeking assets.
The expected and actual returns on UK plan assets for the three years ended December 31, 2012 were as follows:

	Expected return on plan assets	Actual return on plan assets
	(millions)
2012	$181	$226
2011	161	269
2010	141	245

Mortality
The mortality assumption used during 2012 is the 90/105% PNA00 table for males / females, unchanged from the assumptions used during 2011.
As an indication of the longevity assumed, our calculations assume that a UK male retiree aged 65 at December 31, 2012 would have a life expectancy of 24 years.
US plan

	As disclosed using December 31, 2012 assumptions	Impact of a 0.50 percentage point increase in the expected rate of return on assets(a)	Impact of a 0.50 percentage point increase in the discount rate(a)	One year increase in mortality assumption(b)
	(millions)
Estimated 2013 (income) / expense	$3	$(4)	$(1)	$2
Projected benefit obligation at December 31, 2012	958	n/a	(63)	27
_________________

(a)	With all other assumptions held constant.

(b)	Assumes all plan participants are one year younger.
Discount rate
The discount rate at December 31, 2012 was 4.07%, a reduction of 56 basis points from the discount rate of 4.63% at December 31, 2011, the fall in the discount rate reflects declining high-quality corporate bond yields during 2012.
The impact of the lower discount rate in 2012 increased the projected benefit obligation by approximately $71 million.
Expected and actual asset returns
The expected long-term rate of return used for determining the net US pension scheme expense in 2012 was 7.25%, a reduction of 0.25% from 2011.
The expected and actual returns on US plan assets for the three years ended December 31, 2012 were as follows:

Willis Group Holdings plc

	Expected return on plan assets	Actual return on plan assets
	(millions)
2012	$46	$80
2011	44	34
2010	42	70
Mortality
The mortality assumption at December 31, 2012 is the RP-2000 Mortality Table (blended for annuitants and non-annuitants), projected by Scale AA to 2020 for annuitants and 2028 for non-annuitants (December 31, 2011: projected by Scale AA to 2019 for annuitants and 2027 for non-annuitants).
As an indication of the longevity assumed, our calculations assume that a US male retiree aged 65 at December 31, 2012, would have a life expectancy of 19 years.

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
We review purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of these intangible assets is assessed based on the estimated undiscounted future cash flows expected to result from the continued use of the asset. If the undiscounted future cash flows are less than the carrying amount, the purchased intangible assets with finite lives are considered to be impaired. The amount of the impairment is measured as the difference between the carrying value and the fair value.

Goodwill impairment review
We test goodwill for impairment annually or whenever events or circumstances indicate impairment may have occurred.
The goodwill impairment test is a two step analysis. Step One requires the fair value of each reporting unit to be compared to its carrying value. If the fair value of a reporting unit is determined to be greater than the carrying value of the reporting unit, goodwill is not considered impaired and no further testing is necessary. If the fair value of a reporting unit is less than the carrying value, we perform Step Two. Step Two requires the implied fair value of reporting unit goodwill to be compared with the carrying amount of that goodwill. Determining the implied fair value of goodwill requires a valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of the purchase price in a business combination. Any excess of the value of a reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units and determination of fair value of each reporting unit.

Business discussion

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

Annual goodwill impairment analysis

We completed our annual goodwill impairment test as of October 1, 2012 and concluded that an impairment charge was required to reduce the carrying value of the goodwill associated with the Company's North America reporting unit. The goodwill impairment charge for the North America reporting unit amounted to $492 million. There was no impairment for the Global and International reporting units, as the fair values of these units were significantly in excess of their carrying value.
Under the income approach, the fair value of the North America reporting unit was determined based on the present value of estimated future cash flows. The fair value measurements used unobservable inputs in a discounted cash flow model based on the Company's most recent forecasts. Such projections were based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions, and the uncertainty related to the reporting unit's ability to execute on the projected cash flows with consideration of market comparables where appropriate. The discount rate was based on the weighted-average cost of capital adjusted for the relevant risk associated with market participant expectations of characteristics of the individual reporting units.
As the fair value of the reporting unit was less than its carrying value, the second step of the impairment test was performed to measure the amount of any impairment loss. In the second step, the North America reporting unit's fair value was allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets. The fair value of intangible assets associated with the North America reporting unit included customer relationship intangible assets, which were valued using a multiple period excess earnings approach involving discounted future projections of associated revenue streams.
The decline in the fair value of the North America reporting unit, as well as differences between fair values and carrying values for other assets and liabilities in the second step of the goodwill impairment test, resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill for the reporting unit. As a result, the Company recorded a goodwill impairment charge of $492 million.
As previously disclosed, the North America reporting unit has been hampered by the declining Loan Protector business results, the effect of the soft economy in the U.S., which has significantly impacted the Construction and Human Capital sectors, and declining retention rates primarily related to M&A activity and lost legacy HRH business.
The decline in the estimated fair value of the reporting unit resulted from lower projected revenue growth rates and profitability levels as well as an increase in the discount rate used to calculate the discounted cash flows. The increase in the discount rate was due to increases in the risk-free rate and small company premium offset by a reduction to the expected market rate of return. The lower projected profitability levels reflect changes in assumptions related to organic revenue growth and cost rates which can be attributed to the declines discussed above and also includes consideration of the uncertainty related to the business's ability to execute on the projected cash flows.

Willis Group Holdings plc

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
At December 31, 2012, we had gross deferred tax assets of $451 million (2011: $432 million) against which a valuation allowance of $221 million (2011: $102 million) had been recognized. To the extent that:

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
Positions taken in our tax returns may be subject to challenge by the taxing authorities upon examination. We recognize the benefit of uncertain tax positions in the financial statements when it is more likely than not that the position will be sustained on examination by the tax authorities. The benefit recognized is the largest amount of tax benefit that has a greater than 50% likelihood of being realized on settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company adjusts its recognition of these uncertain tax benefits in the period in which new information is available impacting either the recognition or measurement of its uncertain tax positions. In 2012, there was a net increase in uncertain tax positions of $21 million compared to a net increase of $3 million in 2011. The Company recognizes interest relating to unrecognized tax benefits and penalties within income taxes. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.
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

Business discussion

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations as at December 31, 2012 are presented below:

	Payments due by
Obligations	Total	2013	2014-2015	2016-2017	After 2017
	(millions)
5-year term loan facility expires 2016	$289	$15	$32	$242	$—
Interest on term loan	18	5	9	4	—
Revolving $500 million credit facility commitment fees	5	1	3	1	—
5.625% senior notes due 2015	350	—	350	—	—
Fair value adjustments on 5.625% senior notes due 2015	18	—	18	—	—
4.125% senior notes due 2016	300	—	—	300	—
6.200% senior notes due 2017	600	—	—	600	—
7.000% senior notes due 2019	300	—	—	—	300
5.750% senior notes due 2021	500	—	—	—	500
Interest on senior notes	625	119	229	148	129
Total debt and related interest	3,005	140	641	1,295	929
Operating leases (a)	1,274	127	222	166	759
Pensions	662	142	245	245	30
Other contractual obligations (b)	99	31	23	10	35
Total contractual obligations	$5,040	$440	$1,131	$1,716	$1,753
__________________

(a)	Presented gross of sublease income.

(b)
Other contractual obligations include capital lease commitments, put option obligations and investment fund capital call obligations, the timing of which are included at the earliest point they may fall due.

(c)	The above excludes $34 million for liabilities for unrecognized tax benefits as we are unable to reasonably predict the timing of settlement of these liabilities.
Debt obligations and facilities
The Company’s debt and related interest obligations at December 31, 2012 are shown in the above table.

In July 2012, a new revolving credit facility of 15 million Chinese Yuan Renminbi 'RMB' ($2 million) was put in place which bears interest at 110 percent of the applicable short term interest rate on an RMB loan having a term equal to the tenor of that drawing as published by the People's Bank of China 'PBOC' prevailing as at the drawdown date of that drawing. The facility expires on July 11, 2013. As at December 31, 2012 ¥nil ($nil) had been drawn down on the facility. This facility is solely for the use of our Chinese subsidiary and is available for general working capital purposes.
In March 2011 we issued $800 million of debt, comprising of $300 million of 4.125% senior notes due 2016 and $500 million of 5.750% senior notes due 2021. We received net proceeds, after underwriting discounts and expenses of approximately $787 million, which were largely used, to repurchase and redeem $500 million of 12.875% senior notes due 2016 and make related make-whole payments totaling $158 million, which represented a slight discount to the make-whole redemption amount provided in the indenture governing this debt. In addition to the make-whole payments of $158 million, we also wrote off unamortized debt issuance costs of $13 million.
In December 2011 we refinanced our bank facility, comprising a 5-year $300 million term loan and a new 5-year $500 million revolving credit facility. The $300 million term loan repaid the majority of the $328 million balance outstanding on our $700 million 5-year term loan facility and the $500 million revolving facility replaced our $300 million and our $200 million revolving credit facilities. Unamortized debt issuance costs of $10 million relating to these facilities were written off in December 2011 following completion of the refinancing.

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
At December 31, 2012 the only mandatory debt repayments falling due over the next 12 months are scheduled repayments on our $300 million 5-year term loan totaling $15 million.
Operating leases
The Company leases certain land, buildings and equipment under various operating lease arrangements. Original non-cancellable lease terms typically are between 10 and 20 years and may contain escalation clauses, along with options that permit early withdrawal. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease.
As of December 31, 2012, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross rental commitments	Rentals from subleases	Net rental commitments
	(millions)
2013	$127	$(15)	$112
2014	119	(14)	105
2015	103	(13)	90
2016	87	(13)	74
2017	79	(11)	68
Thereafter	759	(23)	736
Total	$1,274	$(89)	$1,185
The Company leases its main London building under a 25-year operating lease, which expires in 2032. The Company’s contractual obligations in relation to this commitment included in the table above total $730 million (2011: $715 million). Annual rentals are $32 million per year and the Company has subleased approximately 29 percent of the premises under leases up to 15 years. The amounts receivable from subleases, included in the table above, total $76 million (2011: $82 million; 2010: $87 million).
Rent expense amounted to $135 million for the year ended December 31, 2012 (2011: $127 million; 2010: $127 million). The Company’s rental income from subleases was $17 million for the year ended December 31, 2012 (2011: $18 million; 2010: $22 million).
Pensions
Contractual obligations for our pension plans reflect the contributions we expect to make over the next five years into our US, UK, international and US non-qualified plans. These contributions are based on current funding positions and may increase or decrease dependent on the future performance of the plans.
UK plan
During 2012, the Company made cash contributions to the UK defined benefit pension plan of $80 million (2011: $81 million; 2010: $78 million), additionally $12 million (2011: $11 million; 2010: $10 million) will be paid into the plan in respect of employees' salary sacrifice contributions.

Business discussion

In March 2012, the Company agreed to a revised schedule of contributions towards on-going accrual of benefits and deficit funding contributions the Company will make to the UK plan over the six years ended December 31, 2017. Contributions in each of the next five years are expected to total approximately $81 million, of which approximately $23 million relates to on-going contributions calculated as 15.9 percent of active plan members' pensionable salary and approximately $58 million that relates to contributions towards the funding deficit.
In addition, further contributions will be payable based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks, and special dividends). Upon finalization of these calculations the Company expects to make a further contribution in 2013 of $10 million, calculated as 10 percent of the $100 million share buy-back program completed during 2012. Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($507 million) over the six years ended December 31, 2017.
The schedule of contributions is automatically renegotiated after three years and at any earlier time jointly agreed by the Company and the Trustee.

US plan
We made total cash contributions to our US defined benefit pension plan of $40 million in 2012, compared with $30 million in 2011 and $30 million in 2010.
We expect to make contributions of approximately $40 million in 2013 and $30 million in 2014 through 2016 under US pension legislation based on our December 31, 2012 balance sheet position.
International plans
We made total cash contributions to our international defined benefit pension plans of $11 million in 2012, compared with $13 million in 2011 and $12 million in 2010.
In 2013, we expect to contribute approximately $11 million to our international plans.
The final 2013 contribution for all plans is expected to be approximately $142 million, excluding salary sacrifice which compares to an equivalent 2012 total contribution of $131 million.
Guarantees
Guarantees issued by certain of Willis Group Holdings’ subsidiaries with respect to the senior notes and revolving credit facilities are discussed in Note 19 — 'Debt' in these consolidated financial statements.
Certain of Willis Group Holdings’ subsidiaries have given the landlords of some leasehold properties occupied by the Company in the UK and the US guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $829 million and $828 million at December 31, 2012 and 2011, respectively.
In addition, the Company has given guarantees to bankers and other third parties relating principally to letters of credit amounting to $10 million and $7 million at December 31, 2012 and 2011, respectively. Willis Group Holdings also guarantees certain of its UK and Irish subsidiaries’ obligations to fund the UK and Irish defined benefit plans.
Other Contractual Obligations
For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell (a put option) their shares to the Company at various dates in the future. Generally, the exercise price of such put options and call options is formula-based (using revenues and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates and assuming the put options are exercised, the potential amount payable from these options is not expected to exceed $19 million (2011: $72 million).

Willis Group Holdings plc

In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP, an investment fund managed by Stone Point Capital. This replaced a capital commitment of $25 million that had been made to Trident V, LP in December 2009. As at December 31, 2012 there have been approximately $10 million of capital contributions.
In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As at December 31, 2012 there have been $2 million of capital contributions.
Other contractual obligations at December 31, 2012 also include the capital lease on the Company’s Nashville property of $53 million, payable from 2012 onwards.
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

ASU No. 2011-05 also requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12 in order to defer those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income but do require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect the adoption of ASU 2013-02 will have on its consolidated financial statements effective from first quarter 2013.
In September 2011, the FASB also issued guidance to allow an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.
All of the above accounting changes became effective for the Company from first quarter 2012.
Further details of the changes are described in Note 2 to the Consolidated Financial Statements.
Other than the changes described above, there were no new accounting standards issued during 2012 that would impact on the Company’s reporting.
OFF BALANCE SHEET TRANSACTIONS
Apart from commitments, guarantees and contingencies, as disclosed in Note 22 to the Consolidated Financial Statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations or liquidity.

Market risk

Item 7A —	Quantitative and Qualitative Disclosures about Market Risk
Financial Risk Management
We are exposed to market risk from changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, we enter into a variety of interest rate and foreign currency derivatives. We do not hold financial or derivative instruments for trading purposes.
A discussion of our accounting policies for financial and derivative instruments is included in Note 2 — 'Basis of Presentation and Significant Accounting Policies' of Notes to the Consolidated Financial Statements, and further disclosure is provided in Note 26 — 'Derivative Financial Instruments and Hedging Activities'.
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
The table below gives an approximate analysis of revenues and expenses by currency in 2012.

	US Dollars	Pounds Sterling(i)	Euros	Other currencies
Revenues	60%	9%	13%	18%
Expenses	62%	13%	10%	15%
_________________
(i) In 2012, the proportion of expenses incurred in pounds sterling was lower than in 2011 as a result of increased US dollar expenses, primarily due to the impact of the goodwill impairment charge.
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

Willis Group Holdings plc

rates will affect reported results and net assets. For example, if the US dollar strengthens against the Euro, the reported results of our Eurozone operations in US dollar terms will be lower.
With the exception of foreign currency hedges for certain intercompany loans, that are not designated as hedging instruments, we do not hedge translation risk.
The table below provides information about our foreign currency forward exchange contracts, which are sensitive to exchange rate risk. The table summarizes the US dollar equivalent amounts of each currency bought and sold forward and the weighted average contractual exchange rates. All forward exchange contracts mature within three years.

	Settlement date before December 31,
	2013		2014		2015
December 31, 2012	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
US dollars sold for sterling	$167	$1.59 = £1	$88	$1.60 = £1	$—	—
Euro sold for US dollars	55	€1 = $1.36	—	—	—	—
Japanese yen sold for US dollars	22	¥ 81.72=$1	10	¥ 79.02 = $1	—	—
Total	$244		$98		$—
Fair Value (i)	$7		$2		$—

	Settlement date before December 31,
	2012		2013		2014
December 31, 2011	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
US dollars sold for sterling	$156	$1.55 = £1	$63	$1.57 = £1	$16	$1.62 = £1
Euro sold for US dollars	86	€1 = $1.39	43	€1= $1.39	—	—
Japanese yen sold for US dollars	26	¥ 85.93=$1	18	¥ 81.96=$1	6	¥ 78.33=$1
Total	$268		$124		$22
Fair Value (i)	$2		$(1)		$(1)
_________________

(i)
Represents the difference between the contract amount and the cash flow in US dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2012 or 2011 at the forward exchange rates prevailing at that date.

Income earned within foreign subsidiaries outside of the UK is generally offset by expenses in the same local currency but the Company does have exposure to foreign exchange movements on the net income of these entities.
Interest rate risk management
Our operations are financed principally by $2,050 million fixed rate senior notes issued by the Group and $289 million under a 5-year term loan facility. Of the fixed rate senior notes, $350 million are due 2015, $300 million are due 2016, $600 million are due 2017, $300 million are due 2019, and $500 million are due 2021. The 5-year term loan facility is repayable in quarterly installments and a final repayment of $225 million is due in the fourth quarter of 2016. As of December 31, 2012 we had access to $522 million under three revolving credit facilities and, as at this date, no amount was outstanding under those facilities. The interest rate applicable to the bank borrowing is variable according to the period of each individual drawdown.
We are also subject to market risk from exposure to changes in interest rates based on our investing activities where our primary interest rate risk arises from changes in short-term interest rates in both US dollars and pounds sterling.

Market risk

As a result of our operating activities, we receive cash for premiums and claims which we deposit in short-term investments denominated in US dollars and other currencies. We earn interest on these funds, which is included in our consolidated financial statements as investment income. These funds are regulated in terms of access and the instruments in which it may be invested, most of which are short-term in maturity. In order to manage interest rate risk arising from these financial assets, we entered into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest in the various currencies related to the short-term investments. The use of interest rate contracts essentially converted groups of short-term variable rate investments to fixed rates. However, in the fourth quarter of 2011, we stopped renewing hedged positions on their maturity given the flat yield curve environment. Further to this, during second quarter 2012, the Company closed out its legacy position for these interest rate swap contracts.
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
The table below provides information about our derivative instruments and other financial instruments that are sensitive to changes in interest rates. For interest rate swaps, the table presents notional principal amounts and average interest rates analyzed by expected maturity dates. Notional principal amounts are used to calculate the contractual payments to be exchanged under the contracts. The duration of interest rate swaps varied between one and five years, with re-fixing periods of three to six months. Average fixed and variable rates are, respectively, the weighted-average actual and market rates for the interest rate hedges in place. Market rates are the rates prevailing at December 31, 2012 or 2011, as appropriate.

	Expected to mature before December 31,
December 31, 2012	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value(i)
	($ millions, except percentages)
Fixed rate debt
Principal ($)			350	300	600	800	2,050	2,302
Fixed rate payable			5.625%	4.125%	6.200%		5.81%
Floating rate debt
Principal ($)	15	15	17	242			289	289
Variable rate payable	1.89%	2.05%	2.34%	3.00%			2.93%
Interest rate swaps
Fixed to Variable
Principal ($)			350				350	22
Fixed rate receivable			2.71%				2.71%
Variable rate payable			0.75%				0.75%

Willis Group Holdings plc

	Expected to mature before December 31,
December 31, 2011	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value (i)
	($ millions, except percentages)
Fixed rate debt
Principal ($)	4			350	300	1,400	2,054	2,214
Fixed rate payable	6.00%			5.625%	4.13%	6.18%	5.92%
Floating rate debt
Principal ($)	11	15	15	17	242		300	300
Variable rate payable	2.05%	2.10%	2.25%	2.83%	3.40%		3.29%
Interest rate swaps
Variable to Fixed
Principal ($)	40	225	305	170			740	11
Fixed rate receivable	1.84%	2.31%	1.95%	2.24%			2.20%
Variable rate payable	0.55%	0.60%	0.81%	1.33%			0.88%
Principal (£)	74	49	56	62			241	3
Fixed rate receivable	4.06%	2.30%	2.59%	2.66%			3.00%
Variable rate payable	1.27%	1.15%	1.30%	1.65%			1.35%
Principal (€)	29	44	44	26			143	1
Fixed rate receivable	1.93%	1.93%	2.67%	2.80%			2.31%
Variable rate payable	1.29%	0.98%	1.25%	2.10%			1.33%
Fixed to Variable
Principal ($)				350			350	26
Fixed rate receivable				2.71%			2.71%
Variable rate payable				0.44%			0.44%

_________________

(i)	Represents the net present value of the expected cash flows discounted at current market rates of interest or quoted market rates as appropriate.
Liquidity Risk
Our objective is to ensure we have the ability to generate sufficient cash either from internal or external sources, in a timely and cost-effective manner, to meet our commitments as they fall due. Our management of liquidity risk is embedded within our overall risk management framework. Scenario analysis is continually undertaken to ensure that our resources can meet our liquidity requirements. These resources are supplemented by access to $522 million under three revolving credit facilities. We undertake short-term foreign exchange swaps for liquidity purposes.
See ‘Liquidity’ section under Item 7, 'Management’s Discussion and Analysis of Financial Condition and Results of Operations'.

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

Market risk

Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of December 31, 2012.

Willis Group Holdings plc

Item 8 —	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Willis Group Holdings Public Limited Company
Dublin, Ireland
We have audited the accompanying consolidated balance sheets of Willis Group Holdings Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Willis Group Holdings Public Limited Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte
London, United Kingdom
February 28, 2013

Willis Group Holdings plc

CONSOLIDATED STATEMENTS OF OPERATIONS

		Years ended December 31,
	Note	2012	2011	2010
		(millions, except per share data)
REVENUES
Commissions and fees		$3,458	$3,414	$3,293
Investment income		18	31	38
Other income		4	2	1
Total revenues		3,480	3,447	3,332
EXPENSES
Salaries and benefits	3	(2,475)	(2,087)	(1,868)
Other operating expenses		(581)	(656)	(564)
Depreciation expense	12	(79)	(74)	(63)
Amortization of intangible assets	14	(59)	(68)	(82)
Goodwill impairment charge	13	(492)	—	—
Net (loss) gain on disposal of operations	6	(3)	4	(2)
Total expenses		(3,689)	(2,881)	(2,579)
OPERATING (LOSS) INCOME		(209)	566	753
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs		—	(171)	—
Interest expense	20	(128)	(156)	(166)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		(337)	239	587
Income taxes	7	(101)	(32)	(140)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES		(438)	207	447
Interest in earnings of associates, net of tax	15	5	12	23
(LOSS) INCOME FROM CONTINUING OPERATIONS		(433)	219	470
Discontinued operations, net of tax	8	—	1	—
NET (LOSS) INCOME		(433)	220	470
Less: net income attributable to noncontrolling interests		(13)	(16)	(15)
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$(446)	$204	$455
AMOUNTS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS SHAREHOLDERS
(Loss) income from continuing operations, net of tax		$(446)	$203	$455
Income from discontinued operations, net of tax		—	1	—
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$(446)	$204	$455
EARNINGS PER SHARE — BASIC AND DILUTED	9
BASIC EARNINGS PER SHARE
— Continuing operations		$(2.58)	$1.17	$2.68
DILUTED EARNINGS PER SHARE
— Continuing operations		$(2.58)	$1.15	$2.66
CASH DIVIDENDS DECLARED PER SHARE		$1.08	$1.04	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

Financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Years ended December 31,
	Note	2012	2011	2010
		(millions)

Net (loss) income		$(433)	$220	$470
Other comprehensive income, net of tax:
Foreign currency translation adjustments		46	(29)	(8)
Unrealized holding gain		—	—	2
Pension funding adjustment:
Foreign currency translation on pension funding adjustment		(22)	8	17
Net actuarial (loss) gain		(167)	(208)	9
Prior service gain		—	7	—
Amortization of unrecognized actuarial loss		38	25	29
Amortization of unrecognized prior service gain		(5)	(4)	(4)
		(156)	(172)	51
Derivative instruments:
Gain on interest rate swaps (effective element)		2	10	11
Interest rate swap reclassification adjustment		(4)	(10)	(19)
Gain on forward exchange contracts (effective element)		9	2	—
Forward exchange contracts reclassification adjustment		(3)	(5)	14
		4	(3)	6
Other comprehensive (loss) income, net of tax	23	(106)	(204)	51
Comprehensive (loss) income		(539)	16	521
Less: Comprehensive income attributable to noncontrolling interests		(13)	(15)	(13)
Comprehensive (loss) income attributable to Willis Group Holdings		$(552)	$1	$508

The accompanying notes are an integral part of these consolidated financial statements.

Willis Group Holdings plc

CONSOLIDATED BALANCE SHEETS

		December 31,
	Note	2012	2011
		(millions, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$500	$436
Accounts receivable, net		933	910
Fiduciary assets	11	9,271	9,338
Deferred tax assets	7	13	44
Other current assets	16	181	259
Total current assets		10,898	10,987
NON-CURRENT ASSETS
Fixed assets, net	12	468	406
Goodwill	13	2,827	3,295
Other intangible assets, net	14	385	420
Investments in associates	15	174	170
Deferred tax assets	7	18	22
Pension benefits asset	19	136	145
Other non-current assets	16	206	283
Total non-current assets		4,214	4,741
TOTAL ASSETS		$15,112	$15,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$9,271	$9,338
Deferred revenue and accrued expenses		541	320
Income taxes payable		19	15
Short-term debt and current portion of long-term debt	20	15	15
Deferred tax liabilities	7	21	26
Other current liabilities	17	327	282
Total current liabilities		10,194	9,996
NON-CURRENT LIABILITIES
Long-term debt	20	2,338	2,354
Liability for pension benefits	19	282	270
Deferred tax liabilities	7	18	32
Provisions for liabilities	21	180	196
Other non-current liabilities	17	375	363
Total non-current liabilities		3,193	3,215
Total liabilities		13,387	13,211
(Continued on next page)

Financial statements

CONSOLIDATED BALANCE SHEETS (Continued)

		December 31,
	Note	2012	2011
		(millions, except share data)
COMMITMENTS AND CONTINGENCIES	22
EQUITY
Ordinary shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued 173,178,733 shares in 2012 and 173,829,693 shares in 2011		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2012 and 2011		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2012 and 2011		—	—
Additional paid-in capital		1,125	1,073
Retained earnings		1,427	2,160
Accumulated other comprehensive loss, net of tax	23	(850)	(744)
Treasury shares, at cost, 46,408 shares in 2012 and 2011, and 40,000 shares, €1 nominal value, in 2012 and 2011		(3)	(3)
Total Willis Group Holdings stockholders’ equity		1,699	2,486
Noncontrolling interests	24	26	31
Total equity		1,725	2,517
TOTAL LIABILITIES AND EQUITY		$15,112	$15,728

The accompanying notes are an integral part of these consolidated financial statements.

Willis Group Holdings plc

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years ended December 31,
	Note	2012	2011	2010
		(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income		$(433)	$220	$470
Adjustments to reconcile net income to total net cash provided by operating activities:
Income from discontinued operations		—	(1)	—
Goodwill impairment		492	—	—
Net loss (gain) on disposal of operations, fixed and intangible assets		—	(6)	3
Depreciation expense	12	79	74	63
Amortization of intangible assets	14	59	68	82
Amortization and write-off of cash retention awards	3	416	185	119
Net periodic cost of defined benefit pension plans	19	2	11	35
Provision for doubtful accounts		16	4	—
Provision for deferred income taxes		54	17	77
Excess tax benefits from share-based payment arrangements		(2)	(5)	(2)
Share-based compensation	4	32	41	47
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs		—	171	—
Undistributed earnings of associates		(2)	(5)	(18)
Non-cash Venezuela currency devaluation		—	—	12
Effect of exchange rate changes on net income		(14)	14	6
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		(17)	(92)	(35)
Fiduciary assets		111	162	78
Fiduciary liabilities		(111)	(162)	(78)
Cash retention awards paid	3	(221)	(210)	(196)
Funding of defined benefit pension plans		(143)	(135)	(130)
Other assets		12	69	(93)
Other liabilities		215	5	96
Movement on provisions		(20)	16	(45)
Net cash provided by continuing operating activities		525	441	491
Net cash used in discontinued operating activities		—	(2)	(2)
Total net cash provided by operating activities		525	439	489
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		5	13	10
Additions to fixed assets		(135)	(111)	(83)
Additions to intangible assets		(2)	—	—
Acquisitions of subsidiaries, net of cash acquired		(33)	(10)	(21)
Acquisition of investments in associates		—	(2)	(1)
Payments to acquire other investments		(7)	(5)	(1)
Proceeds from sale of continuing operations, net of cash disposed		—	—	2
Proceeds from sale of discontinued operations, net of cash disposed		—	14	—
Net cash used in continuing investing activities		(172)	(101)	(94)
(Continued on next page)

Financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		Years ended December 31,
	Note	2012	2011	2010
		(millions)
INCREASE IN CASH AND CASH EQUIVALENTS FROM OPERATING AND INVESTING ACTIVITIES		$353	$338	$395
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment on) proceeds from draw down of revolving credit facility	20	—	(90)	90
Senior notes issued		—	794	—
Debt issuance costs		—	(12)	—
Repayments of debt	20	(15)	(911)	(209)
Proceeds from issue of term loan		—	300	—
Proceeds from issue of other debt		1	—	—
Make-whole on repurchase and redemption of senior notes		—	(158)	—
Repurchase of shares		(100)	—	—
Proceeds from issue of shares		53	60	36
Excess tax benefits from share-based payment arrangements		2	5	2
Dividends paid		(185)	(180)	(176)
Proceeds from sale of noncontrolling interests		3	—	—
Acquisition of noncontrolling interests		(39)	(9)	(10)
Dividends paid to noncontrolling interests		(11)	(13)	(26)
Net cash used in continuing financing activities		(291)	(214)	(293)
INCREASE IN CASH AND CASH EQUIVALENTS		62	124	102
Effect of exchange rate changes on cash and cash equivalents		2	(4)	(7)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		436	316	221
CASH AND CASH EQUIVALENTS, END OF YEAR		$500	$436	$316

The accompanying notes are an integral part of these consolidated financial statements.

Willis Group Holdings plc

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		December 31,
	Note	2012	2011	2010
		(millions, except share data)
SHARES OUTSTANDING (thousands)
Balance, beginning of year		173,830	170,884	168,661
Shares issued		24	—	14
Shares repurchased		(2,797)	—	—
Exercise of stock options and release of non-vested shares		2,122	2,946	2,209
Balance, end of year		173,179	173,830	170,884

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		$1,073	$985	$918
Issue of shares under employee stock compensation plans and related tax benefits		50	49	37
Issue of shares for acquisitions		1	—	1
Share-based compensation		32	39	47
Acquisition of noncontrolling interests		(31)	—	(18)
Disposal of noncontrolling interests		2	—	—
Foreign currency translation		(2)	—	—
Balance, end of year		1,125	1,073	985

RETAINED EARNINGS
Balance, beginning of year		2,160	2,136	1,859
Net (loss) income attributable to Willis Group Holdings		(446)	204	455
Dividends		(187)	(180)	(178)
Repurchase of shares		(100)	—	—
Balance, end of year		1,427	2,160	2,136

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance, beginning of year		(744)	(541)	(594)
Other comprehensive (loss) income	23	(106)	(203)	53
Balance, end of year		(850)	(744)	(541)

TREASURY SHARES
Balance, beginning of year		(3)	(3)	(3)
Balance, end of year		(3)	(3)	(3)
TOTAL WILLIS GROUP HOLDINGS SHAREHOLDERS’ EQUITY		$1,699	$2,486	$2,577

(Continued on next page)

Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

		December 31,
	Note	2012	2011	2010
		(millions, except share data)
NONCONTROLLING INTERESTS
Balance, beginning of year		$31	$31	$49
Net income		13	16	15
Dividends		(11)	(15)	(26)
Purchase of subsidiary shares from noncontrolling interests, net		(8)	—	(5)
Additional noncontrolling interests		1	—	—
Foreign currency translation		—	(1)	(2)
Balance, end of year		26	31	31
TOTAL EQUITY		$1,725	$2,517	$2,608

The accompanying notes are an integral part of these consolidated financial statements.

Willis Group Holdings plc

1.	NATURE OF OPERATIONS
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
Recent Accounting Pronouncements
Fair Value Measurement and Disclosure
In May 2011, the Financial Accounting Standards Board ('FASB') issued Accounting Standards Update ('ASU') No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance was issued to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between US GAAP and International Financial Reporting Standards ('IFRS'). The guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements.This guidance is effective for interim and annual periods beginning after December 15, 2011 and has been applied prospectively.

Other Comprehensive Income
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income to revise the manner in which entities present comprehensive income in their financial statements. These changes require that components of comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.This guidance is effective for interim and annual periods beginning after December 15, 2011 and has been applied retrospectively.

ASU No. 2011-05 also requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12 in order to defer those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income but do require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect the adoption of ASU 2013-02 will have on its consolidated financial statements effective from first quarter 2013.

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
The adoption of this guidance did not have a material impact on the financial statements.
Significant Accounting Policies
These consolidated financial statements conform to accounting principles generally accepted in the United States of America (‘US GAAP’). Presented below are summaries of significant accounting policies followed in the preparation of the consolidated financial statements.
Certain reclassifications have been made to prior year amounts to conform to current year presentation.
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
Fiduciary Liabilities
The obligations to remit these funds to insurers or insureds are recorded as fiduciary liabilities on the Company’s consolidated balance sheets. The period for which the Company holds such funds is dependent upon the date the insured remits the payment of the premium to the Company and the date the Company is required to forward such payment to the insurer. Balances arising from insurance brokerage transactions are reported as separate assets or liabilities.
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

Notes to the financial statements

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of businesses acquired over the fair value of identifiable net assets at the dates of acquisition. The Company reviews goodwill for impairment annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable. In testing for impairment, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the amount of an impairment loss, if any, is calculated by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. An impairment charge of $492 million was recorded in the fourth quarter of 2012 as further disclosed in Note 13 to the consolidated financial statements.
Acquired intangible assets are amortized over the following periods:

		Expected
	Amortization basis	life (years)
Acquired intangible assets	Straight line	10
Acquired client relationships	In line with underlying cashflows	10 to 20
Acquired non-compete agreements	Straight line	5
Acquired trade names	Straight line	3 to 4
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
Derivative Financial Instruments
The Company uses derivative financial instruments for other than trading purposes to alter the risk profile of an existing underlying exposure. Interest rate swaps are used to manage interest risk exposures. Forward foreign currency exchange contracts are used to manage currency exposures arising from future income and expenses. The fair values of derivative contracts are recorded in other assets and other liabilities. The effective portions of changes in the fair value of derivatives that qualify for hedge accounting as cash flow hedges are recorded in other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. If the derivative is designated as and qualifies as an effective fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are both recognized in earnings. The amount of hedge ineffectiveness recognized in earnings is based on the extent to which an offset between the fair value of the derivative and hedged item is not achieved. Changes in fair value of derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness on those that do qualify, are recorded in other operating expenses or interest expense as appropriate.
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
Pensions
The Company has two principal defined benefit pension plans which cover approximately half of employees in the United States and United Kingdom. Both these plans are now closed to new entrants. New employees in the United Kingdom are offered the opportunity to join a defined contribution plan and in the United States are offered the opportunity to join a 401(k) plan. In addition, there are smaller plans in certain other countries in which the Company operates, including a non-qualified plan in the US.. Elsewhere, pension benefits are typically provided through defined contribution plans.
Defined benefit plans
The net periodic cost of the Company’s defined benefit plans are measured on an actuarial basis using the projected unit credit method and several actuarial assumptions the most significant of which are the discount rate and the expected long-term rate of return on plan assets. Other material assumptions include rates of participant mortality, the expected long-term rate of compensation and pension increases and rates of employee termination. Gains and losses occur when actual experience differs from actuarial assumptions. If such gains or losses exceed ten percent of the greater of plan assets or plan liabilities the Company amortizes those gains or losses over the average remaining service period or average remaining life expectancy as appropriate of the plan participants.
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
Fees for risk management and other services are recognized as the services are provided. Consideration for negotiated fee arrangements for an agreed period covering multiple insurance placements, the provision of risk management and/or other services are allocated to all deliverables on the basis of their relative selling prices. The Company establishes contract cancellation reserves where appropriate: at December 31, 2012, 2011 and 2010, such amounts were not material.
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

3.	EMPLOYEES
The average number of persons, including Executive Directors, employed by the Company is as follows:

	Years ended December 31,
	2012	2011	2010
Global	4,304	4,042	3,931

North America	6,323	6,479	6,710
International	6,843	6,634	6,460
Total Retail	13,166	13,113	13,170
Total average number of employees for the year	17,470	17,155	17,101

Willis Group Holdings plc

3. EMPLOYEES (Continued)

Salaries and benefits expense comprises the following:

	Years ended December 31,
	2012	2011	2010
	(millions)
Salaries and other compensation awards including amortization and write-off of cash retention awards of $416 million, $185 million and $119 million (see below)	$2,258	$1,776	$1,618
Share-based compensation	32	41	47
Severance costs	6	89	15
Social security costs	133	130	119
Retirement benefits — defined benefit plan expense	2	11	35
Retirement benefits — defined contribution plan expense	44	40	34
Total salaries and benefits expense	$2,475	$2,087	$1,868

Severance Costs
Severance costs arise in the normal course of business and these charges amounted to $6 million in the year ended December 31, 2012 (2011: $nil; 2010: $15 million). During 2011, the Company incurred additional severance costs of $89 million relating to the Company's 2011 Operational Review. These costs relate to approximately 1,200 positions that were eliminated.
At December 31, 2012, the Company’s severance liability under the 2011 Operational Review was:

Severance
(millions)
Balance at January 1, 2011	$—
Severance costs accrued	89
Cash payments	(64)
Foreign exchange	(1)
Balance at December 31, 2011	$24
Cash payments	(20)
Balance at December 31, 2012	$4

Cash Retention Awards
For the past several years, certain cash retention awards under the Company's annual incentive programs included a feature which required the recipient to repay a proportionate amount of the annual award if the employee voluntarily left the Company before a specified date, which was generally three years following the award. As previously disclosed, the Company made the cash payment to the recipient in the year of grant and recognized the payment in expense ratably over the period it was subject to repayment, beginning in the quarter in which the award was made. The unamortized portion of cash retention awards was recorded within 'other current assets' and 'other non-current assets' in the consolidated balance sheet.

The following table sets out the amount of cash retention awards made and the related amortization of those awards for the years ended December 31, 2012, 2011 and 2010:

	Years ended December 31,
	2012	2011	2010
	(millions)
Cash retention awards made	$221	$210	$196
Amortization of cash retention awards included in salaries and benefits	216	185	119

Notes to the financial statements
3. EMPLOYEES (Continued)

In December 2012, the Company decided to eliminate the repayment requirement from the past annual cash retention awards and, as a result, recognized a one-time, non-cash, pre-tax charge of $200 million which represents the write-off of the unamortized balance of past awards.

There were however, a number of off-cycle awards with a fixed guarantee attached, for which the Company has not waived the repayment requirement. The unamortized portion of these awards amounted to $9 million at December 31, 2012.

In addition, the Company has replaced annual cash retention awards with annual cash bonuses which will not include a repayment requirement. The Company has accrued an additional $252 million for these 2012 cash bonuses to be paid in 2013.
Unamortized cash retention awards totaled $9 million as of December 31, 2012 (2011: $196 million; 2010: $173 million).

4.	SHARE-BASED COMPENSATION
On December 31, 2012, the Company had a number of open share-based compensation plans, which provide for the grant of time-based options and performance-based options, restricted stock units and various other share-based grants to employees. All of the Company’s share-based compensation plans under which any options, restricted stock units or other share-based grants are outstanding as at December 31, 2012 are described below. The compensation cost that has been recognized for those plans for the year ended December 31, 2012 was $32 million (2011: $41 million; 2010: $47 million). The total income tax benefit recognized in the statement of operations for share-based compensation arrangements for the year ended December 31, 2012 was $9 million (2011: $11 million; 2010: $14 million).

2012 Equity Incentive Plan

This plan, which was established on April 25, 2012, provides for the granting of ISOs, time-based or performance-based non-statutory stock options, share appreciation rights ('SARs'), restricted shares, time-based or performance-based restricted share units ('RSUs'), performance-based awards and other share-based grants or any combination thereof (collectively referred to as 'Awards') to employees, officers, directors and consultants ('Eligible Individuals') of the Company and any of its subsidiaries (the 'Willis Group'). The Board of Directors also adopted a sub-plan under the 2012 plan to provide an employee sharesave scheme in the UK.
There are 13,776,935 shares available for grant under this plan. In addition, Shares subject to awards that were granted under the Willis Group Holdings 2008 Share Purchase and Option Plan, that terminate, expire or lapse for any reason will be made available for future Awards under this Plan. Options are exercisable on a variety of dates, including from the second, third, fourth or fifth anniversary of grant. Unless terminated sooner by the Board of Directors, the 2012 Plan will expire 10 years after the date of its adoption. That termination will not affect the validity of any grants outstanding at that date.
2008 Share Purchase and Option Plan
This plan, which was established on April 23, 2008, provides for the granting of time and performance-based options, restricted stock units and various other share-based grants at fair market value to employees of the Company. The 2008 plan was terminated as at 25 April 2012 and no further grants will be made under this plan. Any shares available for grant under the 2008 plan were included in the 2012 Equity Incentive Plan availability.
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

Willis Group Holdings plc

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
Employee Stock Purchase Plans
The Company has adopted the Willis Group Holdings 2001 North America Employee Share Purchase Plan, which expired on May 31, 2011 and the Willis Group Holdings 2010 North America Employee Stock Purchase Plan, which expires on 31 May, 2020. They provide certain eligible employees to the Company’s subsidiaries in the US and Canada the ability to contribute payroll deductions to the purchase of Willis Shares at the end of each offering period.

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

	Years ended December 31,
	2012	2011	2010
Expected volatility	32.1%	31.4%	30.4%
Expected dividends	3.2%	2.5%	3.4%
Expected life (years)	5	6	5
Risk-free interest rate	0.9%	2.2%	2.2%

Notes to the financial statements

4. SHARE-BASED COMPENSATION (Continued)

A summary of option activity under the plans at December 31, 2012, and changes during the year then ended is presented below:

		Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
(Options in thousands)	Options	Price(i)	Term	Value
				(millions)
Time-based stock options
Balance, beginning of year	9,174	$33.35
Granted	2,399	$32.17
Exercised	(1,203)	$30.80
Forfeited	(141)	$31.26
Expired	(77)	$28.38
Balance, end of year	10,152	$33.44	3 years	$1
Options vested or expected to vest at December 31, 2012	9,935	$33.61	3 years	$16
Options exercisable at December 31, 2012	9,055	$34.18	3 years	$9
Performance-based stock options
Balance, beginning of year	7,283	$32.09
Granted	25	$34.74
Exercised	(511)	$27.08
Forfeited	(280)	$38.41
Balance, end of year	6,517	$32.19	5 years	$9
Options vested or expected to vest at December 31, 2012	5,489	$32.09	5 years	$21
Options exercisable at December 31, 2012	2,470	$32.00	4 years	$8
_________________________________

(i)	Certain options are exercisable in pounds sterling and are converted to dollars using the exchange rate at December 31, 2012.

The weighted average grant-date fair value of time-based options granted during the year ended December 31, 2012 was $6.98 (2011: $9.49; 2010: $5.25). The total intrinsic value of options exercised during the year ended December 31, 2012 was $8 million (2011: $17 million; 2010: $8 million). At December 31, 2012 there was $17 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under time-based stock option plans; that cost is expected to be recognized over a weighted average period of 3 years.
The weighted average grant-date fair value of performance-based options granted during the year ended December 31, 2012 was $7.61 (2011: $10.26; 2010: $7.11). The total intrinsic value of options exercised during the year ended December 31, 2012 was $5 million (2011: $1 million; 2010: $nil). At December 31, 2012 there was $14 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under performance-based stock option plans; that cost is expected to be recognized over a weighted-average period of 2 years.

Willis Group Holdings plc

4. SHARE-BASED COMPENSATION (Continued)

A summary of restricted stock unit activity under the Plans at December 31, 2012, and changes during the year then ended is presented below:

		Weighted Average Grant Date
(Units awarded in thousands)	Shares	Fair Value
Nonvested shares (restricted stock units)
Balance, beginning of year	1,192	$31.96
Granted	1,756	$34.13
Vested	(408)	$29.61
Forfeited	(15)	$36.28
Balance, end of year	2,525	$33.80

The total number of restricted stock units vested during the year ended December 31, 2012 was 408,005 shares at an average share price of $35.82 (2011: 918,480 shares at an average share price of $39.52). At December 31, 2012 there was $52 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the plan; that cost is expected to be recognized over a weighted average period of 3 years.
Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2012 was $53 million (2011: $60 million; 2010: $37 million). The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $8 million for the year ended December 31, 2012 (2011: $18 million; 2010: $10 million).

5.	AUDITORS’ REMUNERATION
An analysis of auditors’ remuneration is as follows:

	Years ended December 31,
	2012	2011	2010
	(millions)
Audit of group consolidated financial statements	$4	$4	$4
Other assurance services	3	3	3
Other non-audit services	1	1	1
Total auditors’ remuneration	$8	$8	$8

6.	NET (LOSS) GAIN ON DISPOSAL OF OPERATIONS

A loss on disposal of $3 million is recorded in the consolidated statements of operations for the year ended December 31, 2012. This principally relates to the termination of a joint venture arrangement in India.
A gain on disposal of $4 million is recorded in the consolidated statements of operations for the year ended December 31, 2011 following conclusion of the accounting for the Gras Savoye December 2009 leveraged transaction — see Note 15 — 'Investments in Associates'.
A loss on disposal of $2 million is recorded in the consolidated statements of operations for the year ended December 31, 2010.

Notes to the financial statements

7.	INCOME TAXES
An analysis of income from continuing operations before income taxes and interest in earnings of associates by location of the taxing jurisdiction is as follows:

	Years ended December 31,
	2012	2011	2010
	(millions)
Ireland	$(47)	$(39)	$3
US	(615)	(25)	84
UK	25	(58)	183
Other jurisdictions	300	361	317
(Loss) income from continuing operations before income taxes and interest in earnings of associates	$(337)	$239	$587
The provision for income taxes by location of the taxing jurisdiction consisted of the following:

	Years ended December 31,
	2012	2011	2010
	(millions)
Current income taxes:
Irish corporation tax	$—	$—	$1
US federal tax	—	—	(30)
US state and local taxes	1	1	—
UK corporation tax	(2)	(33)	54
Other jurisdictions	41	42	41
Total current taxes	40	10	66
Non-current taxes:
US federal tax	3	5	(3)
US state and local taxes	—	—	(3)
UK corporation tax	4	(4)	—
Other jurisdictions	—	4	3
Total non-current taxes	7	5	(3)
Deferred taxes:
US federal tax	(44)	(6)	57
US state and local taxes	(41)	1	9
Effect of additional US valuation allowance	113	—	—
UK corporation tax	27	20	3
Other jurisdictions	(1)	2	8
Total deferred taxes	54	17	77
Total income taxes	$101	$32	$140

Willis Group Holdings plc

7. INCOME TAXES (Continued)

The reconciliation between US federal income taxes at the statutory rate and the Company’s provision for income taxes on continuing operations is as follows:

	Years ended December 31,
	2012	2011	2010
	(millions, except percentages)
(Loss) Income from continuing operations before income taxes and interest in earnings of associates	$(337)	$239	$587
US federal statutory income tax rate	35%	35%	35%
Income tax expense at US federal tax rate	(118)	84	205
Adjustments to derive effective rate:
Non-deductible expenditure	15	15	7
Movement in provision for non-current taxes	6	3	(3)
Impairment of non-qualifying goodwill	137	—	—
Impact of change in tax rate on deferred tax balances	(3)	(3)	(4)
Adjustment in respect of prior periods	6	(13)	(22)
Non-deductible Venezuelan foreign exchange loss	—	—	4
Non-taxable profit on disposal of Gras Savoye	—	—	1
Effect of foreign exchange and other differences	2	1	11
Changes in valuation allowances applied to deferred tax assets	114	5	—
Net tax effect of intra-group items	(31)	(31)	(26)
Tax differentials of foreign earnings:
UK earnings	(3)	6	(13)
Other jurisdictions and US state taxes	(24)	(35)	(20)
Provision for income taxes	$101	$32	$140

Willis Group Holdings plc is a non-trading holding company tax resident in Ireland where it is taxed at the statutory rate of 25%. The provision for income tax on continuing operations has been reconciled above to the US federal statutory tax rate of 35% to be consistent with prior periods.
The net tax effect of intra-group items principally relates to transactions, the pre-tax effect of which has been eliminated in arriving at the Company’s consolidated income from continuing operations before income taxes.

Notes to the financial statements

7. INCOME TAXES (Continued)

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

	December 31,
	2012	2011
	(millions)
Deferred tax assets:
Accrued expenses not currently deductible	$120	$116
US state net operating losses	64	56
US federal net operating losses	28	23
UK net operating losses	—	1
Other net operating losses	8	7
UK capital losses	42	45
Accrued retirement benefits	101	105
Deferred compensation	48	45
Stock options	40	34
Gross deferred tax assets	451	432
Less: valuation allowance	(221)	(102)
Net deferred tax assets	$230	$330
Deferred tax liabilities:
Cost of intangible assets, net of related amortization	$118	$149
Cost of tangible assets, net of related amortization	51	42
Prepaid retirement benefits	35	36
Accrued revenue not currently taxable	29	26
Cash retention award	2	63
Tax-leasing transactions	1	2
Financial derivative transactions	2	4
Deferred tax liabilities	238	322
Net deferred tax (liability) asset	$(8)	$8

	December 31,
	2012	2011
	(millions)
Balance sheet classifications:
Current:
Deferred tax assets	$13	$44
Deferred tax liabilities	(21)	(26)
Net current deferred tax assets	(8)	18
Non-current:
Deferred tax assets	18	22
Deferred tax liabilities	(18)	(32)
Net non-current deferred tax liabilities	—	(10)
Net deferred tax (liability) asset	$(8)	$8

Willis Group Holdings plc

7. INCOME TAXES (Continued)

At December 31, 2012 the Company had valuation allowances of $221 million (2011: $102 million) to reduce its deferred tax assets to estimated realizable value. The valuation allowances at December 31, 2012 relate to deferred tax assets arising from UK capital loss carryforwards ($42 million) and other net operating losses ($7 million), which have no expiration date, and to the deferred tax assets in the US ($125 million) and deferred tax assets arising from specific US State net operating losses ($47 million). US Federal net operating losses will expire between 2028 and 2031 and US State net operating losses will expire by 2030. Capital loss carryforwards can only be offset against future UK capital gains.

	Balance at beginning of year	Additions/ (releases) charged to costs and expenses	Other movements	Foreign exchange differences	Balance at end of year
Description
	(millions)
Year Ended December 31, 2012
Deferred tax valuation allowance	102	110	12	(3)	221
Year Ended December 31, 2011
Deferred tax valuation allowance	87	—	15	—	102
Year Ended December 31, 2010
Deferred tax valuation allowance	92	—	(4)	(1)	87

At December 31, 2012 the Company had deferred tax assets of $230 million (2011: $330 million), net of the valuation allowance. Management believes, based upon the level of historical taxable income and projections for future taxable income, it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.
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
Unrecognized tax benefits
Total unrecognized tax benefits as at December 31, 2012, totaled $37 million. During the next 12 months it is reasonably possible that the Company will recognize approximately $7 million of tax benefits related to the release of provisions for potential inter company pricing adjustments no longer required due to either settlement through negotiation or closure of the statute of limitations on assessment.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2012	2011	2010
	(millions)
Balance at January 1	$16	$13	$17
Reductions due to a lapse of the applicable statute of limitation	(3)	—	(7)
Increases for positions taken in current period	8	—	—
Increases for positions taken in prior periods	16	—	—
Other movements	—	3	3
Balance at December 31	$37	$16	$13

$21 million of the unrecognized tax benefits at December 31, 2012 would, if recognized, favorably affect the effective tax rate in future periods.

Notes to the financial statements

7. INCOME TAXES (Continued)

The Company files tax returns in the various tax jurisdictions in which it operates. The 2008 US tax year closed in 2012 upon the expiration of the statute of limitations on assessment. US tax returns have been filed timely. The Company has not extended the federal statute of limitations for assessment in the US.
All UK tax returns have been filed timely and are in the normal process of being reviewed, with HM Revenue & Customs making inquiries to obtain additional information. There are no material ongoing inquiries in relation to filed UK returns. In other jurisdictions the Company is no longer subject to examinations prior to 2003.

8.	DISCONTINUED OPERATIONS
On December 31, 2011, the Company disposed of Global Special Risks, LLC, Faber & Dumas Canada Ltd and the trade and assets of Maclean, Oddy & Associates, Inc.. The gain (net of tax) on this disposal was $2 million.

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
In periods where losses are reported the weighted average shares outstanding excludes potentially issuable shares described above, because their inclusion would be antidilutive.
For the year ended December 31, 2012, time-based and performance-based options to purchase 10.2 million and 6.5 million shares (2011: 9.2 million and 7.3 million; 2010: 11.5 million and 9.4 million), respectively, and 2.5 million restricted stock units (2011: 1.2 million; 2010: 1.8 million), were outstanding.
Basic and diluted earnings per share are as follows:

	Years ended December 31,
	2012	2011	2010
	(millions, except per share data)
Net (loss) income attributable to Willis Group Holdings	$(446)	$204	$455
Basic average number of shares outstanding	173	173	170
Dilutive effect of potentially issuable shares	—	3	1
Diluted average number of shares outstanding	173	176	171
Basic earnings per share:
Continuing operations	$(2.58)	$1.17	$2.68
Discontinued operations	—	0.01	—
Net (loss) income attributable to Willis Group Holdings shareholders	$(2.58)	$1.18	$2.68
Dilutive effect of potentially issuable shares	—	(0.02)	(0.02)
Diluted earnings per share:
Continuing operations	$(2.58)	$1.15	$2.66
Discontinued operations	—	0.01	—
Net (loss) income attributable to Willis Group Holdings shareholders	$(2.58)	$1.16	$2.66

Options to purchase 10.0 million shares and 2.5 million restricted stock units for the year ended December 31, 2012 were not included in the computation of the dilutive effect of stock options because the effect was antidilutive (2011: 4.1 million shares; 2010: 13.9 million shares).

10.	ACQUISITIONS

On December 31, 2012 the Company acquired Avalon Actuarial Inc., a Canadian actuarial consulting firm for cash consideration of $25 million. Additional consideration of up to approximately $5 million is payable in 2016 based on the achievement of certain revenue targets.
The Company recognized acquired intangible assets of $20 million of which $17 million was in respect of customer relationships, which are being amortized over an expected life of 14 years. The remaining intangible assets relate to non-compete agreements and the Avalon trade name which are being amortized over five years and three years, respectively. Goodwill of $10 million was recognized on the transaction.

11.	FIDUCIARY ASSETS
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
Fiduciary funds, consisting primarily of time deposits with original maturities of less than or equal to three months, were $1,796 million as of December 31, 2012 (2011: $1,688 million). Accrued interest on funds is recorded as other assets.

Notes to the financial statements

12.	FIXED ASSETS, NET
An analysis of fixed asset activity for the years ended December 31, 2012 and 2011 are as follows:

	Land and buildings(i)	Leasehold improvements	Furniture and equipment	Total
	(millions)
Cost: at January 1, 2011	$73	$192	$488	$753
Additions	—	24	87	111
Disposals	—	(13)	(52)	(65)
Foreign exchange	—	7	(14)	(7)
Cost: at December 31, 2011	73	210	509	792
Additions	3	16	116	135
Disposals	—	(4)	(59)	(63)
Foreign exchange	2	5	10	17
Cost: at December 31, 2012	$78	$227	$576	$881
Depreciation: at January 1, 2011	$(25)	$(56)	$(291)	$(372)
Depreciation expense provided(ii)	(3)	(15)	(58)	(76)
Disposals	—	13	45	58
Foreign exchange	—	(3)	7	4
Depreciation: at December 31, 2011	(28)	(61)	(297)	(386)
Depreciation expense provided	(3)	(17)	(59)	(79)
Disposals	—	4	56	60
Foreign exchange	(1)	(1)	(6)	(8)
Depreciation: at December 31, 2012	$(32)	$(75)	$(306)	$(413)
Net book value:
At December 31, 2011	$45	$149	$212	$406
At December 31, 2012	$46	$152	$270	$468
_________________________________

(i)
Included within land and buildings are assets held under capital leases: At December 31, 2012, cost and accumulated depreciation were $25 million and $4 million respectively (2011: $23 million and $2 million, respectively; 2010: $23 million and $1 million, respectively); Depreciation in the year ended December 31, 2012 was $1 million (2011: $1 million; 2010: $1 million).

(ii)	The depreciation charge for the year ended December 31, 2011 includes an element that is disclosed in salaries and benefits, separate to the depreciation charge line, of $2 million (2010: $nil).

Willis Group Holdings plc

13.	GOODWILL
Goodwill represents the excess of the cost of businesses acquired over the fair value of identifiable net assets at the dates of acquisition. Goodwill is not amortized but is subject to impairment testing annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable.

The Company has determined that its reporting units are consistent with its operating segments: North America; International and Global. Goodwill is allocated to these reporting units based on the original purchase price allocation for acquisitions within the reporting units. When a business entity is sold, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it is included.

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2012 and 2011 are as follows:

	Global	North America	International	Total
	(millions)
Balance at January 1, 2011	$1,063	$1,783	$448	$3,294
Purchase price allocation adjustments	—	—	2	2
Goodwill acquired during the period	—	—	10	10
Goodwill disposed of during the year	—	(3)	—	(3)
Other movements (i) (ii)	60	2	(61)	1
Foreign exchange	(1)	—	(8)	(9)
Balance at December 31, 2011	$1,122	$1,782	$391	$3,295
Purchase price allocation adjustments	—	—	2	2
Goodwill acquired during the period	—	10	2	12
Goodwill disposed of during the year	—	—	(1)	(1)
Goodwill impairment charge (see below)	—	(492)	—	(492)
Foreign exchange	5	—	6	11
Balance at December 31, 2012	$1,127	$1,300	$400	$2,827
_________________________________

(i)	North America — $nil (2011: $(1) million) tax benefit arising on the exercise of fully vested HRH stock options which were issued as part of the acquisition of HRH in 2008.

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

The table above shows goodwill at December 31, 2012 net of accumulated impairment losses of $492 million. The gross balance and accumulated impairment losses (which relate to our North American reporting unit) were $3,319 million and $492 million, and $3,295 million and $nil at December 31, 2012 and 2011, respectively. The net accumulated impairment losses for Global and International were both $nil at December 31, 2012 (2011: $nil).

2012 Impairment Review
The Company reviews goodwill for impairment annually. In the first step of the impairment test, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the amount of an impairment loss, if any, is calculated in the second step of the impairment test by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.
The Company completed its annual goodwill impairment test as of October 1, 2012 and concluded that an impairment charge was required to reduce the carrying value of the goodwill associated with the Company's North America reporting unit. The

Notes to the financial statements

13. GOODWILL (Continued)

goodwill impairment charge for the North America reporting unit amounted to $492 million . There was no impairment for the Global and International reporting units, as the fair values of these units were significantly in excess of their carrying value.

North America Impairment Review
Under the income approach, the fair value of the North America reporting unit was determined based on the present value of estimated future cash flows. The fair value measurements used unobservable inputs in a discounted cash flow model based on the Company's most recent forecasts. Such projections were based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions, and the uncertainty related to the business's ability to realise the projected cash flows. The discount rate was based on the weighted-average cost of capital adjusted for the relevant risk associated with market participant expectations and characteristics of the individual reporting unit.
As the fair value of the reporting unit was less than its carrying value, the second step of the impairment test was performed to measure the amount of any impairment loss. In the second step, the North America reporting unit's fair value was allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets. The fair value of intangible assets associated with the North America reporting unit included customer relationship intangible assets, which were valued using a multiple period excess earnings approach involving discounted future projections of associated revenue streams.
The decline in the fair value of the North America reporting unit, as well as differences between fair values and carrying values for other assets and liabilities in the second step of the goodwill impairment test, resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill for the reporting unit. As a result, the Company recorded a goodwill impairment charge of $492 million as of October 1, 2012.
As previously disclosed, the North America reporting unit had been hampered by the declining Loan Protector business results, the effect of the soft economy in the U.S., which has significantly impacted the Construction and Human Capital sectors, and declining retention rates primarily related to merger and acquisition activity and lost legacy HRH businesses.
The decline in the estimated fair value of the reporting unit resulted from lower projected revenue growth rates and profitability levels as well as an increase in the discount rate used to calculate the discounted cash flows. The increase in the discount rate was due to increases in the risk-free rate and small company premium offset by a reduction to the expected market rate of return. The lower projected profitability levels reflect changes in assumptions related to organic revenue growth and cost rates which can be attributed to the declines discussed above and also includes consideration of the uncertainty related to the business's ability to execute on the projected cash flows.

14.	OTHER INTANGIBLE ASSETS, NET
Other intangible assets are classified into the following categories:

•	'Customer and Marketing Related', including:

•	client relationships

•	client lists

•	trade names

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.
The major classes of amortizable intangible assets are as follows:

Willis Group Holdings plc

14. OTHER INTANGIBLE ASSETS, NET (Continued)

	December 31, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(millions)
Customer and Marketing Related:
Client Relationships	$717	$(340)	$377	$686	$(269)	$417
Client Lists	3	(1)	2	8	(7)	1
Non-compete Agreements	3	—	3	—	—	—
Trade Names	11	(10)	1	11	(10)	1
Total Customer and Marketing Related	734	(351)	383	705	(286)	419
Contract based, Technology and Other	4	(2)	2	4	(3)	1
Total amortizable intangible assets	$738	$(353)	$385	$709	$(289)	$420
The aggregate amortization of intangible assets for the year ended December 31, 2012 was $59 million (2011: $68 million; 2010: $82 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

(millions)
2013	$55
2014	47
2015	40
2016	35
2017	30
Thereafter	178
Total	$385

15.	INVESTMENTS IN ASSOCIATES
The Company holds a number of investments which it accounts for using the equity method. The Company’s approximate interest in the outstanding stock of the more significant associates is as follows:

		December 31,
	Country	2012	2011
Al-Futtaim Willis Co. L.L.C.	Dubai	49%	49%
GS & Cie Groupe	France	30%	30%
The Company’s principal investment as of December 31, 2012 and 2011 is GS & Cie Groupe (‘Gras Savoye’), France’s leading insurance broker.
The Company’s original investment in Gras Savoye was made in 1997, when it acquired a 33 percent ownership interest. Between 1997 and December 2009 this interest was increased by a series of incremental investments to 49 percent.
On December 17, 2009, the Company completed a leveraged transaction with the original family shareholders of Gras Savoye and Astorg Partners, a private equity fund, to reorganize the capital of Gras Savoye (‘December 2009 leveraged transaction’). The Company, the original family shareholders and Astorg now own equal stakes of 30 percent in the capital structure of Gras Savoye and have equal representation of one third of the voting rights on its board. The remaining shareholding is held by a large pool of Gras Savoye managers and minority shareholders.
A put option that was in place prior to the December 2009 leveraged transaction, and which could have increased the Company’s interest to 90 percent, has been canceled and the Company now has a new call option to purchase 100 percent of the capital of Gras Savoye. If the Company does not waive the new call option before April 30, 2014, then it must exercise the new

Notes to the financial statements

15. INVESTMENTS IN ASSOCIATES (Continued)

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
The carrying amount of the Gras Savoye investment as of December 31, 2012 includes goodwill of $83 million (2011: $82 million) and interest bearing vendor loans and convertible bonds issued by Gras Savoye of $47 million and $96 million respectively (2011: $43 million and $85 million, respectively).
A gain of $4 million was recorded in 2011 following conclusion of the accounting for the December 2009 leveraged transaction.
As of December 31, 2012 and 2011, the Company’s other investments in associates, individually and in the aggregate, were not material to the Company’s operations.
Condensed financial information for associates, in the aggregate, as of and for the three years ended December 31, 2012, is presented below. For convenience purposes: (i) balance sheet data has been translated to US dollars at the relevant year-end exchange rate, and (ii) condensed statements of operations data has been translated to US dollars at the relevant average exchange rate.

	2012	2011	2010
	(millions)
Condensed statements of operations data (i):
Total revenues	$497	$527	$510
(Loss) Income before income taxes	(17)	5	61
Net (loss) income	(14)	(2)	43
Condensed balance sheets data (i):
Total assets	1,670	1,882	2,043
Total liabilities	1,559	1,736	1,825
Stockholders’ equity	111	146	218
_________________________________

(i)	Disclosure is based on the Company’s best estimate of the results of its associates and is subject to change upon receipt of their financial statements for 2012.
For the year ended December 31, 2012, the Company recognized $3 million (2011: $4 million; 2010: $5 million) in respect of dividends received from associates.

Willis Group Holdings plc

16.	OTHER ASSETS
An analysis of other assets is as follows:

	December 31,
	2012	2011
	(millions)
Other current assets
Unamortized cash retention awards	$7	$120
Prepayments and accrued income	61	45
Income taxes receivable	50	30
Derivatives	14	14
Debt issuance costs	3	3
Other receivables	46	47
Total other current assets	$181	$259
Other non-current assets
Unamortized cash retention awards	$2	$76
Prepayments and accrued income	24	45
Deferred compensation plan assets	97	89
Derivatives	17	38
Debt issuance costs	12	15
Other receivables	54	20
Total other non-current assets	$206	$283
Total other assets	$387	$542

17.	OTHER LIABILITIES
An analysis of other liabilities is as follows:

	December 31,
	2012	2011
	(millions)
Other current liabilities
Accounts payable	$88	$59
Accrued dividends payable	47	46
Other taxes payable	44	45
Accrued interest payable	34	37
Derivatives	—	7
Other payables	114	88
Total other current liabilities	$327	$282
Other non-current liabilities
Incentives from lessors	$173	$165
Deferred compensation plan liability	101	106
Capital lease obligation	28	26
Other payables	73	66
Total other non-current liabilities	$375	$363
Total other liabilities	$702	$645

Notes to the financial statements

18.	ALLOWANCE FOR DOUBTFUL ACCOUNTS
Accounts receivable are stated at estimated net realizable values. The allowances shown below as at the end of each period, are recorded as the amounts considered by management to be sufficient to meet probable future losses related to uncollectible accounts.

	Balance at beginning of year	Additions/ (releases) charged to costs and expenses	Deductions / Other movements	Foreign exchange differences	Balance at end of year
Description
	(millions)
Year Ended December 31, 2012
Allowance for doubtful accounts	$13	$16	$(15)	$—	$14
Year Ended December 31, 2011
Allowance for doubtful accounts	$12	$4	$(3)	$—	$13
Year Ended December 31, 2010
Allowance for doubtful accounts	$16	$—	$(4)	$—	$12

Willis Group Holdings plc

19.	PENSION PLANS
The Company maintains two principal defined benefit pension plans that cover the majority of our employees in the United States and United Kingdom. Both of these plans are now closed to new entrants and with effect from May 15, 2009, the Company closed the US defined benefit plan to future accrual. New employees in the United Kingdom are offered the opportunity to join a defined contribution plan and in the United States are offered the opportunity to join a 401(k) plan. In addition to the Company’s UK and US defined benefit pension plans, the Company has several smaller defined benefit pension plans in certain other countries in which it operates including a US non-qualified plan. Elsewhere, pension benefits are typically provided through defined contribution plans. It is the Company’s policy to fund pension costs as required by applicable laws and regulations.
At December 31, 2012, the Company recorded, on the Consolidated Balance Sheets:

•	a pension benefit asset of $136 million (2011: $145 million) representing:

•	$134 million (2011: $136 million) in respect of the UK defined benefit pension plan; and

•	$2 million (2011: $9 million) in respect of the international defined benefit pension plans.

•	a total liability for pension benefits of $282 million (2011: $270 million) representing:

•	$250 million (2011: $258 million) in respect of the US defined benefit pension plan; and

•	$32 million (2011: $12 million) in respect of the international and US non-qualified defined benefit pension plans.

Notes to the financial statements

19. PENSION PLANS (Continued)

UK and US defined benefit plans
The following schedules provide information concerning the Company’s UK and US defined benefit pension plans as of and for the years ended December 31:

	UK Pension Benefits		US Pension Benefits
	2012	2011	2012	2011
	(millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$2,217	$1,906	$895	$756
Service cost	35	36	—	—
Interest cost	108	106	41	41
Employee contributions	2	2	—	—
Actuarial loss	186	272	71	127
Benefits paid	(77)	(72)	(49)	(29)
Foreign currency changes	111	(23)	—	—
Plan amendments	—	(10)	—	—
Benefit obligations, end of year	2,582	2,217	958	895
Change in plan assets:
Fair value of plan assets, beginning of year	2,353	2,085	637	602
Actual return on plan assets	226	269	80	34
Employee contributions	2	2	—	—
Employer contributions	92	92	40	30
Benefits paid	(77)	(72)	(49)	(29)
Foreign currency changes	120	(23)	—	—
Fair value of plan assets, end of year	2,716	2,353	708	637
Funded status at end of year	$134	$136	$(250)	$(258)
Components on the Consolidated Balance Sheets:
Pension benefits asset	$134	$136	$—	$—
Liability for pension benefits	—	—	(250)	(258)

Amounts recognized in accumulated other comprehensive loss consist of:

	UK Pension Benefits		US Pension Benefits
	2012	2011	2012	2011
		(millions)
Net actuarial loss	$831	$698	$332	$303
Prior service gain	(29)	(35)	—	—

The accumulated benefit obligations for the Company’s UK and US defined benefit pension plans were $2,519 million and $958 million, respectively (2011: $2,154 million and $895 million, respectively).

Willis Group Holdings plc

19. PENSION PLANS (Continued)

The components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the UK and US defined benefit plans are as follows:

	Years ended December 31,
	UK Pension Benefits			US Pension Benefits
	2012	2011	2010	2012	2011	2010
			(millions)
Components of net periodic benefit cost:
Service cost	$35	$36	$37	$—	$—	$—
Interest cost	108	106	100	41	41	40
Expected return on plan assets	(181)	(161)	(141)	(46)	(44)	(42)
Amortization of unrecognized prior service gain	(6)	(5)	(5)	—	—	—
Amortization of unrecognized actuarial loss	39	30	37	8	3	3
Net periodic benefit (income) cost	$(5)	$6	$28	$3	$—	$1
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss (gain)	$141	$164	$(20)	$37	$137	$29
Amortization of unrecognized actuarial loss	(39)	(30)	(37)	(8)	(3)	(3)
Prior service gain	—	(10)	—	—	—	—
Amortization of unrecognized prior service gain	6	5	5	—	—	—
Total recognized in other comprehensive income (loss)	$108	$129	$(52)	$29	$134	$26
Total recognized in net periodic benefit cost and other comprehensive income	$103	$135	$(24)	$32	$134	$27

The estimated net loss and prior service cost for the UK and US defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are:

	UK Pension Benefits	US Pension Benefits
	(millions)
Estimated net loss	$47	$9
Prior service gain	(6)	—

Notes to the financial statements

19. PENSION PLANS (Continued)

The following schedule provides other information concerning the Company’s UK and US defined benefit pension plans:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
	2012	2011	2012	2011
Weighted-average assumptions to determine benefit obligations:
Discount rate	4.4%	4.8%	4.1%	4.6%
Rate of compensation increase	2.3%	2.1%	N/A	N/A
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	4.8%	5.5%	4.6%	5.6%
Expected return on plan assets	7.5%	7.5%	7.3%	7.5%
Rate of compensation increase	2.1%	2.6%	N/A	N/A
The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The expected returns on UK plan assets are: UK and foreign equities 9.03 percent, debt securities 4.57 percent and real estate 6.53 percent. The expected returns on US plan assets are: US and foreign equities 10.40 percent and debt securities 4.10 percent.
The Company’s pension plan asset allocations based on fair values were as follows:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
Asset Category	2012	2011	2012	2011
Equity securities	41%	42%	49%	44%
Debt securities	37%	35%	50%	54%
Hedge funds	17%	18%	—%	—%
Real estate	3%	4%	—%	—%
Cash	2%	1%	—%	—%
Other	—%	—%	1%	2%
Total	100%	100%	100%	100%

In the UK the pension trustees in consultation with the Company maintain a diversified asset portfolio and this together with contributions made by the Company is expected to meet the pension scheme’s liabilities as they become due. The UK plan’s assets are divided into 13 separate portfolios according to asset class and managed by 10 investment managers. The broad target allocations are UK and foreign equities (44 percent), debt securities (27 percent), hedge funds (24 percent) and real estate (5 percent). In the US the Company’s investment policy is to maintain a diversified asset portfolio, which together with contributions made by the Company is expected to meet the pension scheme’s liabilities as they become due. The US plan’s assets are currently invested in 16 funds representing most standard equity and debt security classes. The broad target allocations are US and foreign equities (50 percent) and debt securities (50 percent).
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

Willis Group Holdings plc

19. PENSION PLANS (Continued)

The following tables present, at December 31, 2012 and 2011, for each of the fair value hierarchy levels, the Company’s UK pension plan assets that are measured at fair value on a recurring basis.

	UK Pension Plan
December 31, 2012	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$492	$108	$—	$600
UK equities	317	59	—	376
Other equities	28	97	—	125
Fixed income securities:
US Government bonds	11	—	—	11
UK Government bonds	625	—	—	625
Other Government bonds	13	—	—	13
UK corporate bonds	112	—	—	112
Other corporate bonds	29	—	—	29
Derivatives	—	217	—	217
Real estate	—	—	76	76
Cash	53	—	—	53
Other investments:
Hedge funds	—	27	431	458
Other	8	13	—	21
Total	$1,688	$521	$507	$2,716

	UK Pension Plan
December 31, 2011	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$422	$93	$—	$515
UK equities	278	41	—	319
Other equities	15	137	—	152
Fixed income securities:
US Government bonds	—	—	—	—
UK Government bonds	599	—	—	599
Other Government bonds	1	—	—	1
UK corporate bonds	63	—	—	63
Other corporate bonds	23	—	—	23
Derivatives	—	158	—	158
Real estate	—	—	86	86
Cash	28	—	—	28
Other investments:
Hedge funds	—	26	388	414
Other	—	(7)	2	(5)
Total	$1,429	$448	$476	$2,353

Notes to the financial statements

19. PENSION PLANS (Continued)

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
The following tables present, at December 31, 2012 and 2011, for each of the fair value hierarchy levels, the Company’s US pension plan assets that are measured at fair value on a recurring basis.

	US Pension Plan
December 31, 2012	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$144	$78	$—	$222
Non US equities	98	27	—	125
Fixed income securities:
US Government bonds	—	69	—	69
US corporate bonds	—	144	—	144
International fixed income securities	52	39	—	91
Municipal & Non US government bonds	—	35	—	35
Other investments:
Mortgage backed securities	—	13	—	13
Other	3	6	—	9
Total	$297	$411	$—	$708

	US Pension Plan
December 31, 2011	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$176	$—	$—	$176
Non US equities	101	—	—	101
Fixed income securities:
US Government bonds	—	92	—	92
US corporate bonds	—	130	—	130
International fixed income securities	48	33	—	81
Municipal & Non US government bonds	—	32	—	32
Other investments:
Mortgage backed securities	—	10	—	10
Other	5	10	—	15
Total	$330	$307	$—	$637

Equity securities comprise:

•	common stock and preferred stock which are valued using quoted market prices; and

•	pooled investment vehicles which are valued at their net asset values as calculated by the investment manager and typically have daily or weekly liquidity.
Fixed income securities comprise US, UK and other Government Treasury Bills, loan stock, index linked loan stock and UK and other corporate bonds which are typically valued using quoted market prices.

Willis Group Holdings plc

19. PENSION PLANS (Continued)

As a result of the inherent limitations related to the valuations of the Level 3 investments, due to the unobservable inputs of the underlying funds, the estimated fair value may differ significantly from the values that would have been used had a market for those investments existed.
The following table summarizes the changes in the UK pension plan’s Level 3 assets for the years ended December 31, 2012 and 2011:

UK Pension
Plan
Level 3
(millions)
Balance at January 1, 2011	$483
Purchases, sales, issuances and settlements, net	2
Unrealized and realized gains relating to instruments still held at end of year	(7)
Foreign exchange	(2)
Balance at December 31, 2011	$476
Purchases, sales, issuances and settlements, net	(2)
Unrealized and realized gains relating to instruments still held at end of year	17
Foreign exchange	16
Balance at December 31, 2012	$507

In 2013, the Company expects to make contributions to the UK plan of approximately $91 million and $40 million to the US plan. In addition, approximately $12 million will be paid in 2013 into the UK defined benefit plan related to employee's salary sacrifice contributions.
The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK and US defined benefit pension plans:

Expected future benefit payments	UK Pension Benefits	US Pension Benefits
	(millions)
2013	81	33
2014	83	35
2015	86	38
2016	88	41
2017	91	43
2018-2022	497	267

Willis North America has a 401(k) plan covering all eligible employees of Willis North America and its subsidiaries. The plan allows participants to make pre-tax contributions which the Company, at its discretion may match. During 2009, the Company had decided not to make any matching contributions other than for former HRH employees whose contributions were matched up to 75 percent under the terms of the acquisition. In January 2011, 401(k) matching was reinstated for our US associates. All investment assets of the plan are held in a trust account administered by independent trustees. The Company’s 401(k) matching contributions for 2012 were $10 million (2011: $10 million; 2010: $nil).

Notes to the financial statements

19. PENSION PLANS (Continued)

International and US non-qualified defined benefit pension plans
In addition to the Company’s UK and US defined benefit pension plans, the Company has several smaller defined benefit pension plans in certain other countries in which it operates and non-qualified defined benefit pension plan in the US.
During the year ended December 31, 2011, the Company reported the US non-qualified plan within other non-current liabilities. As at December 31, 2012, the Company has incorporated this plan with its other International pension benefits.
In total, a $30 million net pension benefit liability (2011: $3 million) has been recognized in respect of these schemes.
The following schedules provide information concerning the Company’s international and US non-qualified defined benefit pension plans:

	International and US non-qualified Pension Plans
	2012	2011
	(millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$131	$135
Service cost	3	4
Interest cost	7	7
Actuarial loss (gain)	30	(4)
Benefits paid	(6)	(6)
Employee contributions	1	—
Curtailment	—	(1)
Reclassification from other non-current liabilities (i)	9	—
Foreign currency changes	5	(4)
Benefit obligations, end of year	180	131
Change in plan assets:
Fair value of plan assets, beginning of year	128	125
Actual return on plan assets	11	1
Employer contributions	11	13
Employee contributions	1	—
Benefits paid	(6)	(6)
Foreign currency changes	5	(5)
Fair value of plan assets, end of year	150	128
Funded status at end of year	$(30)	$(3)
Components on the Consolidated Balance Sheets:
Pension benefits asset	$2	$9
Liability for pension benefits	$(32)	$(12)
_________________________________
(i) Transfer in of benefit obligation for US non-qualified plan as at December 31, 2011.
Amounts recognized in accumulated other comprehensive loss consist of a net actuarial loss of $35 million (2011: $10 million).
The accumulated benefit obligation for the Company’s international and US non-qualified defined benefit pension plans was $177 million (2011: $128 million).

Willis Group Holdings plc

19. PENSION PLANS (Continued)

The components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the international and US non-qualified defined benefit plans are as follows:

	International and US non-qualified Pension Benefits
	2012	2011	2010
	(millions)
Components of net periodic benefit cost:
Service cost	$3	$4	$4
Interest cost	7	7	7
Expected return on plan assets	(6)	(6)	(6)
Amortization of unrecognized actuarial loss	—	1	—
Curtailment (gain) loss	—	(1)	1
Net periodic benefit cost	$4	$5	$6
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Amortization of unrecognized actuarial loss	$—	$(1)	$—
Net actuarial loss (gain)	25	2	(13)
Total recognized in other comprehensive loss (income)	25	1	(13)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$29	$6	$(7)

The estimated net loss for the international and US non-qualified defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1 million.
The following schedule provides other information concerning the Company’s international and US non-qualified defined benefit pension plans:

International and US non-qualified Pension Benefits
	2012	2011
Weighted-average assumptions to determine benefit obligations:
Discount rate	2.50% - 3.75%	3.30% – 5.30%
Rate of compensation increase	2.00% - 2.00%	2.50% – 3.00%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	3.30% - 5.30%	4.00% – 5.10%
Expected return on plan assets	2.00% - 5.73%	4.80% – 5.73%
Rate of compensation increase	2.50% - 3.00%	2.50% – 3.00%

The determination of the expected long-term rate of return on the international and US non-qualified pension plan assets is dependent upon the specific circumstances of each individual plan. The assessment may include analyzing historical investment performance, investment community forecasts and current market conditions to develop expected returns for each asset class used by the plans.
The Company’s international and US non-qualified pension plan asset allocations at December 31, 2012 based on fair values were as follows:

Notes to the financial statements

19. PENSION PLANS (Continued)

	International and US non-qualified Pension Benefits
Asset Category	2012	2011
Equity securities	35%	35%
Debt securities	55%	58%
Real estate	3%	4%
Other	7%	3%
Total	100%	100%
The investment policies for the international plans vary by jurisdiction but are typically established by the local pension plan trustees, where applicable, and seek to maintain the plans’ ability to meet liabilities of the plans as they fall due and to comply with local minimum funding requirements.
Fair Value Hierarchy
The following tables present, at December 31, 2012 and 2011, for each of the fair value hierarchy levels, the Company’s international and US non-qualified pension plan assets that are measured at fair value on a recurring basis.

	International and US non-qualified Pension Plans
December 31, 2012	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$24	$—	$—	$24
UK equities	5	—	—	5
Overseas equities	22	—	1	23
Fixed income securities:
Other Government bonds	49	—	—	49
Corporate bonds	—	9	—	9
Derivative instruments	—	24	—	24
Real estate	—	—	5	5
Cash	5	—	—	5
Other investments:
Other investments	—	1	5	6
Total	$105	$34	$11	$150

Willis Group Holdings plc

19. PENSION PLANS (Continued)

	International and US non-qualified Pension Plans
December 31, 2011	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$20	$—	$—	$20
UK equities	4	—	—	4
Overseas equities	18	—	1	19
Fixed income securities:
Other Government bonds	48	1	—	49
Derivative instruments	—	22	—	22
Real estate	—	—	5	5
Cash	4	—	—	4
Other investments:
Other investments	—	—	5	5
Total	$94	$23	$11	$128

Equity securities comprise:

•	common stock which are valued using quoted market prices; and

•	unit linked funds which are valued at their net asset values as calculated by the investment manager and typically have daily liquidity.
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
Assets classified as Level 3 investments did not materially change during the year ended December 31, 2012.
In 2013, the Company expects to contribute $11 million to the international and US non-qualified plans.
The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the international and US non-qualified defined benefit pension plans:

International and US non-qualified
Pension
Expected future benefit payments	Benefits
(millions)
2013	$5
2014	5
2015	6
2016	6
2017	6
2018-2022	34

Notes to the financial statements

20.	DEBT
Short-term debt and current portion of the long-term debt consists of the following:

	December 31,
	2012	2011
	(millions)
Current portion of 5-year term loan facility expires 2016	$15	$11
6.000% loan notes due 2012	—	4
	$15	$15

Long-term debt consists of the following:

	December 31,
	2012	2011
	(millions)
5-year term loan facility expires 2016	$274	$289
5.625% senior notes due 2015	350	350
Fair value adjustment on 5.625% senior notes due 2015	18	20
4.125% senior notes due 2016	299	299
6.200% senior notes due 2017	600	600
7.000% senior notes due 2019	300	300
5.750% senior notes due 2021	496	496
3-year term loan facility expires 2015	1	—
	$2,338	$2,354
All direct obligations under the 5.625%, 6.200% and 7.000% senior notes are guaranteed by Willis Group Holdings, Willis Netherlands B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc and Willis Group Limited.
Debt issuance

On July 11, 2012, a new revolving credit facility of 15 million Chinese Yuan Renminbi 'RMB' ($2 million) was put in place which bears interest at 110 percent of the applicable short term interest rate an RMB loan having a term equal to the tenor of that drawing as published by the People's Bank of China 'PBOC' prevailing as at the drawdown date of that drawing. The facility expires on July 11, 2013. As at December 31, 2012 ¥nil ($nil) had been drawn down on the facility. This facility is solely for the use of our Chinese subsidiary and is available for general working capital purposes.
In December 2011 we refinanced our bank facility, comprising a 5-year $300 million term loan and a 5-year $500 million revolving credit facility. The $300 million term loan replaced the remaining $328 million balance on our $700 million 5-year term loan facility and the $500 million revolving facility replaced our $300 million and our $200 million revolving credit facilities. Unamortized debt issuance costs of $10 million relating to these facilities were written off in December 2011 following completion of the refinancing.
The 5-year term loan facility expiring 2016 bears interest at LIBOR plus 1.50% and is repayable in quarterly installments and a final repayment of $225 million is due in the fourth quarter of 2016. In 2012, we made $11 million of mandatory repayments against this 5-year term loan.
Drawings under the revolving $500 million credit facility bear interest at LIBOR plus 1.50% and the facility expires on December 16, 2016. These margins apply while the Company’s debt rating remains BBB-/Baa3. As of December 31, 2012 $nil was outstanding under the revolving credit facility (December 31, 2011: $nil).

Willis Group Holdings plc

20. DEBT (Continued)

The agreements relating to our 5-year term loan facility expiring 2016 and the revolving $500 million credit facility contain requirements to maintain maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA and minimum level of consolidated EBITDA to consolidated cash interest expense, subject to certain adjustments. In addition, the agreements relating to our credit facilities and senior notes include, in the aggregate covenants relating to the delivery of financial statements, reports and notices, limitations on liens, limitations on sales and other disposals of assets, limitations on indebtedness and other liabilities, limitations on sale and leaseback transactions, limitations on mergers and other fundamental changes, maintenance of property, maintenance of insurance, nature of business, compliance with applicable laws, maintenance of corporate existence and rights, payment of taxes and access to information and properties. At December 31, 2012, the Company was in compliance with all covenants.
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
On November 7, 2012, a further revolving facility of $20 million was renewed which bears interest at LIBOR plus 1.55% until 2014 and LIBOR plus 1.700% thereafter. The facility expires on November 6, 2015. As at December 31, 2012 no drawings had been made on the facility. This facility is solely for the use of our main UK regulated entity and would be available in certain exceptional circumstances. The facility is secured against the freehold of the UK regulated entity’s freehold property in Ipswich.
Lines of credit
The Company also has available $4 million (2011: $3 million) in lines of credit, of which $nil was drawn as of December 31, 2012 (2011: $nil).
Analysis of interest expense
The following table shows an analysis of the interest expense for the years ended December 31:

	Year ended December 31,
	2012	2011	2010
	(millions)
5-year term loan facility repaid 2011	$—	$14	$17
5-year term loan facility expires 2016	6	—	—
Revolving $300 million credit facility	—	4	3
Revolving $500 million credit facility	1	—	—
5.625% senior notes due 2015	12	12	14
12.875% senior notes due 2016	—	15	67
4.125% senior notes due 2016	13	10	—
6.200% senior notes due 2017	38	38	38
7.000% senior notes due 2019	21	21	21
5.125% senior notes due 2010	—	—	3
5.750% senior notes due 2021	29	23	—
Other(i)	8	19	3
Total interest expense	$128	$156	$166
_________________________________

(i)	In 2011, Other includes $10 million relating to the write-off of unamortized debt issuance fees.

Notes to the financial statements

21.	PROVISIONS FOR LIABILITIES
An analysis of movements on provisions for liabilities is as follows:

	Claims, lawsuits and other proceedings(i)	Other provisions(ii)	Total
		(millions)
Balance at January 1, 2011	$145	$34	$179
Net provisions made during the year	45	11	56
Utilized in the year	(31)	(7)	(38)
Foreign currency translation adjustment	(1)	—	(1)
Balance at December 31, 2011	$158	$38	$196
Net provisions made during the year	23	(2)	21
Utilized in the year	(31)	(10)	(41)
Foreign currency translation adjustment	2	2	4
Balance at December 31, 2012	$152	$28	$180
_________________________________

(i)
The claims, lawsuits and other proceedings provision includes E&O cases which represents management’s assessment of liabilities that may arise from asserted and unasserted claims for alleged errors and omissions that arise in the ordinary course of the Group’s business. Where some of the potential liability is recoverable under the Group’s external insurance arrangements, the full assessment of the liability is included in the provision with the associated insurance recovery shown separately as an asset. Insurance recoveries recognized at December 31, 2012 amounted to $6 million (2011: $6 million).

(ii)	The ‘Other’ category includes amounts relating to vacant property provisions of $13 million (2011: $20 million).

Willis Group Holdings plc

22.	COMMITMENTS AND CONTINGENCIES
The Company’s contractual obligations as at December 31, 2012 are presented below:

			Payments due by
Obligations	Total	2013	2014-2015	2016-2017	After 2017
	(millions)
5-year term loan facility expires 2016	$289	$15	$32	$242	$—
Interest on term loan	18	5	9	4	—
Revolving $500 million credit facility commitment fees	5	1	3	1	—
5.625% senior notes due 2015	350	—	350	—	—
Fair value adjustments on 5.625% senior notes due 2015	18	—	18	—	—
4.125% senior notes due 2016	300	—	—	300	—
6.200% senior notes due 2017	600	—	—	600	—
7.000% senior notes due 2019	300	—	—	—	300
5.750% senior notes due 2021	500	—	—	—	500
Interest on senior notes	625	119	229	148	129
Total debt and related interest	3,005	140	641	1,295	929
Operating leases(i)	1,274	127	222	166	759
Pensions	662	142	245	245	30
Other contractual obligations(ii)	99	31	23	10	35
Total contractual obligations	$5,040	$440	$1,131	$1,716	$1,753
_________________________________

(i)	Presented gross of sublease income.

(ii)
Other contractual obligations include capital lease commitments, put option obligations and investment fund capital call obligations, the timing of which are included at the earliest point they may fall due.

(iii)	The above excludes $34 million of liabilities for unrecognized tax benefits as the Company is unable to reasonably predict the timing of settlement of these liabilities

Debt obligations and facilities
The Company’s debt and related interest obligations at December 31, 2012 are shown in the above table.
During 2011, the Company entered into a new revolving credit facility agreement under which $500 million is available. As at December 31, 2012 $nil was outstanding under the revolving credit facility.
This facility is in addition to the remaining availability of $20 million under the Company’s previously existing $20 million revolving credit facility and an additional $2 million under the Company's new $2 million facility that was entered into during the year.
The only mandatory repayments of debt over the next 12 months are the scheduled repayment of $15 million current portion of the Company’s 5-year term loan. We also have the right, at our option, to prepay indebtedness under the credit facility without further penalty and to redeem the senior notes at our option by paying a ‘make-whole’ premium as provided under the applicable debt instrument.
Operating leases
The Company leases certain land, buildings and equipment under various operating lease arrangements. Original non-cancellable lease terms typically are between 10 and 20 years and may contain escalation clauses, along with options that permit early withdrawal. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease.

Notes to the financial statements

22. COMMITMENTS AND CONTINGENCIES (Continued)

As of December 31, 2012, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross rental commitments	Rentals from subleases	Net rental commitments
		(millions)
2013	$127	$(15)	$112
2014	119	(14)	105
2015	103	(13)	90
2016	87	(13)	74
2017	79	(11)	68
Thereafter	759	(23)	736
Total	$1,274	$(89)	$1,185

The Company leases its main London building under a 25-year operating lease, which expires in 2032. The Company’s contractual obligations in relation to this commitment included in the table above total $730 million (2011: $715 million). Annual rentals are $32 million (2011: $30 million) per year and the Company has subleased approximately 29 percent (2011: 29 percent) of the premises under leases up to 15 years. The amounts receivable from subleases, included in the table above, total $76 million (2011: $82 million; 2010: $87 million).
Rent expense amounted to $135 million for the year ended December 31, 2012 (2011: $127 million; 2010: $131 million). The Company’s rental income from subleases was $17 million for the year ended December 31, 2012 (2011: $18 million; 2010: $22 million).
Pensions
Contractual obligations for our pension plans reflect the contributions we expect to make over the next five years into our US and UK plans. These contributions are based on current funding positions and may increase or decrease dependent on the future performance of the two plans.
In the UK, we are required to agree a funding strategy for our UK defined benefit plan with the plan's trustees. In March 2012, the Company agreed to a revised schedule of contributions towards on-going accrual of benefits and deficit funding contributions the Company will make to the UK plan over the six years ended December 31, 2017. Contributions in each of the next five years are expected to total approximately $81 million, of which approximately $23 million relates to on-going contributions calculated as 15.9 percent of active plan members' pensionable salary and approximately $58 million that relates to contributions towards the funding deficit.
In addition, further contributions will be payable based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks, and special dividends). Upon finalization of these calculations the Company expects to make a further contribution in 2013 of $10 million, calculated as 10 percent of the $100 million share buy-back program completed during 2012. Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($507 million) over the six years ended December 31, 2017.
The schedule of contributions is automatically renegotiated after three years and at any earlier time jointly agreed by the Company and the Trustee.
In addition, approximately $12 million will be paid annually into the UK defined benefit plan related to employee's salary sacrifice contributions.
The total contracted contributions for all plans in 2013 are expected to be approximately $142 million, excluding approximately $12 million in respect of the salary sacrifice scheme.

Willis Group Holdings plc

22. COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees
Guarantees issued by certain of Willis Group Holdings’ subsidiaries with respect to the senior notes and revolving credit facilities are discussed in Note 20 — Debt in these consolidated financial statements.
Certain of Willis Group Holdings’ subsidiaries have given the landlords of some leasehold properties occupied by the Company in the United Kingdom and the United States guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $829 million and $828 million at December 31, 2012 and 2011, respectively.
In addition, the Company has given guarantees to bankers and other third parties relating principally to letters of credit amounting to $10 million and $7 million at December 31, 2012 and 2011, respectively. Willis Group Holdings also guarantees certain of its UK and Irish subsidiaries’ obligations to fund the UK and Irish defined benefit plans.
Other contractual obligations
For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell their shares (a put option) to the Company at various dates in the future. Generally, the exercise price of such put options and call options is formula-based (using revenues and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates and assuming the put options are exercised, the potential amount payable from these options is not expected to exceed $19 million (2011: $72 million).
In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP, an investment fund managed by Stone Point Capital. This replaced a capital commitment of $25 million that had been made to Trident V, LP in December 2009. As at December 31, 2012 there have been approximately $10 million of capital contributions.
In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As at December 31, 2012 there had been $2 million capital contributions.
Other contractual obligations at December 31, 2012 also include the capital lease on the Company’s Nashville property of $53 million, payable from 2013 onwards.
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

On the basis of current information, the Company does not expect that the actual claims, lawsuits and other proceedings, to which the Company is subject, or potential claims, lawsuits, and other proceedings relating to matters of which it is aware, will ultimately have a material adverse effect on the Company's financial condition, results of operations or liquidity. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation and disputes with insurance companies, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's results of operations or cash flows in particular quarterly or annual periods.

The material actual or potential claims, lawsuits and other proceedings, of which the Company is currently aware, are:

Notes to the financial statements

22. COMMITMENTS AND CONTINGENCIES (Continued)

Stanford Financial Group Litigation
The Company has been named as a defendant in 12 similar lawsuits relating to the collapse of The Stanford Financial Group ('Stanford'), for which Willis of Colorado, Inc. acted as broker of record on certain lines of insurance. The complaints in these actions generally allege that the defendants actively and materially aided Stanford's alleged fraud by providing Stanford with certain letters regarding coverage that they knew would be used to help retain or attract actual or prospective Stanford client investors. The complaints further allege that these letters, which contain statements about Stanford and the insurance policies that the defendants placed for Stanford, contained untruths and omitted material facts and were drafted in this manner to help Stanford promote and sell its allegedly fraudulent certificates of deposit.
The 12 actions are as follows:

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
On October 28, 2011, the plaintiffs in Troice filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Subsequently, Troice, Roland and a third action captioned Troice, et al. v. Proskauer Rose LLP, Civil Action No. 3:09-CV-01600-N, which also was dismissed on the grounds set forth in the Roland decision discussed above and on appeal to the U.S. Court of Appeals for the Fifth Circuit, were consolidated for purposes of briefing and oral argument. Following the completion of briefing and oral argument, on March 19, 2012, the Fifth Circuit reversed and remanded the actions. On April 2, 2012, the defendants-appellees filed petitions for rehearing en banc.  On April 19, 2012, the petitions for rehearing en banc were denied. On July 18, 2012, defendants-appellees filed a petition for writ of certiorari with the United States Supreme Court regarding the Fifth Circuit's reversal in Troice. On January 18, 2013, the Supreme Court granted our petition and will hear our appeal. Opening briefs are due in early May 2013, and we expect oral argument in October and a decision in late 2013 or early 2014.

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

Willis Group Holdings plc

22. COMMITMENTS AND CONTINGENCIES (Continued)

•
Rupert, et al. v. Winter, et al., Case No. 2009C115137, was filed on September 14, 2009 on behalf of 97 Stanford investors against Willis Group Holdings plc, Willis of Colorado, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). The complaint alleges claims under the Securities Act of 1933, Texas and Colorado statutory law and Texas common law and seeks special, consequential and treble damages of more than $300 million, attorneys’ fees and costs. On October 20, 2009, certain defendants, including Willis of Colorado, Inc., (i) removed Rupert to the U.S. District Court for the Western District of Texas, (ii) notified the JPML of the pendency of this related action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On April 1, 2010, the JPML issued a final transfer order for the transfer of Rupert to the Northern District of Texas. On January 24, 2012, the Court remanded Rupert to Texas State Court (Bexar County), but stayed the case until further order of the Court. The defendants have not yet responded to the complaint in Rupert.

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

•
MacArthur v. Winter, et al., Case No. 2013-07840, was filed on February 8, 2013 on behalf of two Stanford investors against Willis Group Holdings plc, Willis of Colorado, Inc., Willis of Texas, Inc. and the same Willis associate, among others, in Texas state court (Harris County). The complaint alleges claims under Texas and Colorado statutory law and Texas common law and seeks actual, special, consequential and treble damages of approximately $4 million and attorneys' fees and costs. The defendants have not yet responded to the complaint in MacArthur.

•
Barbar, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05666CA27, was filed on February 14, 2013 on behalf of 35 Stanford investors against Willis Group Holdings plc, Willis Limited and Willis of Colorado, Inc. in Florida state court (Miami-Dade County). The complaint alleges claims under Florida common law and seeks compensatory damages in excess of $30 million. The defendants have not yet responded to the complaint in Barbar.

•
de Gadala-Maria, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05669CA30, was filed on February 14, 2013 on behalf of 64 Stanford investors against Willis Group Holdings plc, Willis Limited and Willis of Colorado, Inc. in Florida state court (Miami-Dade County). The complaint alleges claims under Florida common law and seeks compensatory damages in excess of $83.5 million. The defendants have not yet responded to the complaint in de Gadala-Maria.

•
Ranni, et ano. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05673CA06, was filed on February 14, 2013 on behalf of two Stanford investors against Willis Group Holdings plc, Willis Limited and Willis of Colorado, Inc. in Florida state court (Miami-Dade County). The complaint alleges claims under Florida common law and seeks compensatory damages in excess of $3 million. The defendants have not yet responded to the complaint in Ranni.

•
Tisminesky, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05676CA09, was filed on February 14, 2013 on behalf of 11 Stanford investors against Willis Group Holdings plc, Willis Limited and Willis of Colorado, Inc. in Florida state court (Miami-Dade County). The complaint alleges claims under Florida common law and

Notes to the financial statements

22. COMMITMENTS AND CONTINGENCIES (Continued)

seeks compensatory damages in excess of $6.5 million. The defendants have not yet responded to the complaint in Tisminesky.

•
Zacarias, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05678CA11, was filed on February 14, 2013 on behalf of 10 Stanford investors against Willis Group Holdings plc, Willis Limited and Willis of Colorado, Inc. in Florida state court (Miami-Dade County). The complaint alleges claims under Florida common law and seeks compensatory damages in excess of $12.5 million The defendants have not yet responded to the complaint in Zacarias.

Additional actions could be brought in the future by other investors in certificates of deposit issued by Stanford and its affiliates. The Company disputes these allegations and intends to defend itself vigorously against these actions. The outcomes of these actions, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

European Commission Sector Inquiry

In 2006, the European Commission ('EC') issued questionnaires pursuant to its Sector Inquiry (or, in respect of Norway, the European Free Trade Association Surveillance Authority ('EFTAS')), related to insurance business practices, including compensation arrangements for brokers, to at least 150 European brokers including our operations in nine European countries. The Company filed responses to the questionnaires. On September 25, 2007, the EC and EFTAS issued a joint report expressing concerns over potential conflicts of interest in the industry relating to remuneration and binding authorities and also over the nature of the coinsurance market.

The Company cooperated with both the EC and the EFTAS to resolve issues raised in their final joint report regarding coinsurance. In 2012, the EC appointed Ernst & Young to conduct a review of the coinsurance market and Ernst & Young approached one broking firm in each Member State. Three of our European subsidiaries (UK, Spain and the Netherlands) recently either met with Ernst & Young or received questionnaires from them on this matter in 2012. The EC published Ernst & Young's report on February 11, 2013, which described the nature and benefits of the coinsurance and subscription markets. The EC intends to consult further on these findings during 2013 before determining next steps.
Regulatory Investigation
In 2011, we and the UK Financial Services Authority (the 'FSA') announced a settlement for lapses by Willis Limited, our UK brokerage subsidiary, in its implementation and documentation of its controls to counter the risks of improper payments being made to non-FSA authorized overseas third parties engaged to help win business, particularly in high risk jurisdictions.

As a result of a FSA settlement in 2011, we are conducting a further internal review of certain high-risk payments made by our UK subsidiary between 2005 and 2009. We do not believe that this further internal review will result in any material fines or sanctions, but there can be no assurance that any resolution will not have an adverse impact on our ability to conduct our business in certain jurisdictions. While we believe that our current systems and controls are adequate and in accordance with all applicable laws and regulations, we cannot assure that such systems and controls will prevent any violations of applicable laws and regulations.

Willis Group Holdings plc

23.	ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
The components of other comprehensive income (loss) are as follows:

	December 31, 2012			December 31, 2011			December 31, 2010
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
	(millions)
Other comprehensive income:
Foreign currency translation adjustments	$46	$—	$46	$(29)	$—	$(29)	$(8)	$—	$(8)
Unrealized holding gain	—	—	—	—	—	—	2	—	2
Pension funding adjustments:
Foreign currency translation on pension funding adjustments	(31)	9	(22)	8	—	8	26	(9)	17
Net actuarial (loss) gain	(203)	36	(167)	(303)	95	(208)	4	5	9
Prior service gain	—	—	—	10	(3)	7	—	—	—
Amortization of unrecognized actuarial loss	47	(9)	38	34	(9)	25	40	(11)	29
Amortization of unrecognized prior service gain	(6)	1	(5)	(5)	1	(4)	(5)	1	(4)
	(193)	37	(156)	(256)	84	(172)	65	(14)	51
Derivative instruments:
Gain on interest rate swaps (effective element)	3	(1)	2	13	(3)	10	15	(4)	11
Interest rate reclassification adjustment	(5)	1	(4)	(14)	4	(10)	(26)	7	(19)
Gain on forward exchange contracts (effective element)	11	(2)	9	3	(1)	2	—	—	—
Forward exchange contract reclassification adjustment	(4)	1	(3)	(7)	2	(5)	20	(6)	14
	5	(1)	4	(5)	2	(3)	9	(3)	6
Other comprehensive (loss) income	(142)	36	(106)	(290)	86	(204)	68	(17)	51
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	1	—	1	2	—	2
Other comprehensive (loss) income attributable to Willis Group Holdings	$(142)	$36	$(106)	$(289)	$86	$(203)	$70	$(17)	$53
The components of accumulated other comprehensive loss, net of tax, are as follows:

	December 31,
	2012	2011	2010
	(millions)
Net foreign currency translation adjustment	$(37)	$(83)	$(54)
Pension funding adjustment	(831)	(675)	(503)
Net unrealized gain on derivative instruments	15	11	14
Accumulated other comprehensive loss, net of tax	(853)	(747)	(543)
Less: accumulated other comprehensive loss attributable to noncontrolling interests	3	3	2
Accumulated other comprehensive loss, attributable to Willis Group Holdings, net of tax	$(850)	$(744)	$(541)

Notes to the financial statements

24.	EQUITY AND NONCONTROLLING INTEREST
The components of equity and noncontrolling interests are as follows:

	December 31, 2012			December 31, 2011			December 31, 2010
	Willis Group Holdings’ stockholders	Noncontrolling interests	Total equity	Willis Group Holdings’ stockholders	Noncontrolling interests	Total equity	Willis Group Holdings’ stockholders	Noncontrolling interests	Total equity
	(millions)
Balance at January 1,	$2,486	$31	$2,517	$2,577	$31	$2,608	$2,180	$49	$2,229
Comprehensive income:
Net (loss) income	(446)	13	(433)	204	16	220	455	15	470
Other comprehensive (loss) income, net of tax	(106)	—	(106)	(203)	(1)	(204)	53	(2)	51
Comprehensive (loss) income	(552)	13	(539)	1	15	16	508	13	521
Dividends	(187)	(11)	(198)	(180)	(15)	(195)	(178)	(26)	(204)
Additional paid-in capital	81	—	81	88	—	88	67	—	67
Repurchase of shares (i)	(100)	—	(100)	—	—	—	—	—	—
Purchase of subsidiary shares from noncontrolling interests	(31)	(8)	(39)	—	—	—	—	(5)	(5)
Additional noncontrolling interests	2	1	3	—	—	—	—	—	—
Balance at December 31,	$1,699	$26	$1,725	$2,486	$31	$2,517	$2,577	$31	$2,608
_________________________________

(i)	Based on settlement date the Company repurchased 2,796,546 shares at an average price of $35.87 in 2012.

The effects on equity of changes in Willis Group Holdings, ownership interest in its subsidiaries are as follows:

	Years ended December 31,
	2012	2011	2010
		(millions)
Net (loss) income attributable to Willis Group Holdings	$(446)	$204	$455
Transfers from noncontrolling interest:
Decrease in Willis Group Holdings’ paid-in capital for purchase of noncontrolling interest	(31)	—	(19)
Increase in Willis Group Holdings’ paid-in capital for sale of noncontrolling interest	2	—	—
Net transfers from noncontrolling interest	(29)	—	(19)
Change from net (loss) income attributable to Willis Group Holdings and transfers from noncontrolling interests	$(475)	$204	$436

Willis Group Holdings plc

25.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Years Ended December 31,
	2012	2011	2010
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes, net	$63	$15	$99
Cash payments for interest	118	128	163
Supplemental disclosures of non-cash flow investing and financing activities:
Write-off of unamortized debt issuance costs	$—	$(23)	$—
Assets acquired under capital leases	2	—	23
Deferred payments on acquisitions of subsidiaries	4	6	—
Deferred payments on acquisitions of noncontrolling interests	—	—	13
Acquisitions:
Fair value of assets acquired	$23	$6	$12
Less:
Liabilities assumed	(3)	(3)	(18)
Cash acquired	—	(3)	—
Net assets (liabilities assumed) acquired, net of cash acquired	$20	$—	$(6)

26.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Fair value of derivative financial instruments
In addition to the note below, see Note 27 - Fair Value Measurements for information about the fair value hierarchy of derivatives.
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

Notes to the financial statements

26. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

From the fourth quarter of 2011, the Company stopped entering into any new hedging transactions relating to interest rate risk from investments, given the flat yield curve environment at that time. Further to this, during second quarter 2012, the Company closed out its legacy position for these interest rate swap contracts.
The fair value of these swaps at the close out date was $16 million, representing a cash settlement amount on termination. In connection with the terminated swaps, the Company retained a gain of $15 million in other comprehensive income as the forecasted short-term investment transactions in relation to which the swaps qualified as cash flow hedges are still considered probable. These amounts will be reclassified into earnings consistent with when the forecasted transactions affect earnings. We expect approximately $5 million of the gain to be recognized in the income statement in 2013.
At December 31, 2012 and 2011, the Company had the following derivative financial instruments that were designated as cash flow hedges of interest rate risk:

		December 31,
		Notional	Termination	Weighted Average Interest Rates
		Amount (i)	Dates	Receive	Pay
		(millions)		%	%
2012
US dollar	Receive fixed-pay variable	$—	—	—	—
Pounds sterling	Receive fixed-pay variable	—	—	—	—
Euro	Receive fixed-pay variable	—	—	—	—
2011
US dollar	Receive fixed-pay variable	$740	2012-2015	2.20	0.88
Pounds sterling	Receive fixed-pay variable	241	2012-2015	3.00	1.35
Euro	Receive fixed-pay variable	143	2012-2015	2.31	1.33
_________________________________

(i)	Notional amounts represent US dollar equivalents translated at the spot rate as of December 31.

Interest Rate Risk — Interest Expense
The Company’s operations are financed principally by $2,050 million fixed rate senior notes and $289 million under a 5-year term loan facility.
During the year ended December 31, 2010, the Company entered into a series of interest rate swaps for a total notional amount of $350 million to receive a fixed rate and pay a variable rate on a semi-annual basis, with a maturity date of July 15, 2015. At the year end the weighted average fixed rate was 2.71% and variable rate was 0.75% . The Company has designated and accounts for these instruments as fair value hedges against its $350 million 5.625% senior notes due 2015. The fair values of the interest rate swaps are included within other assets or other liabilities and the fair value of the hedged element of the senior notes is included within long-term debt.
The Company also has access to $522 million under three revolving credit facilities; as of December 31, 2012 $nil was drawn on these facilities. The 5-year term loan facility bears interest at LIBOR plus 1.50%. Drawings under the revolving $500 million credit facility bear interest at LIBOR plus 1.50%. These margins apply while the Company’s debt rating remains BBB-/Baa3. Should the Company’s debt rating change, then the margin will change in accordance with the credit facilities agreements.
At December 31, 2012 and 2011, the Company’s interest rate swaps were all designated as hedging instruments.

Willis Group Holdings plc

26. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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
At December 31, 2012 and 2011, the Company’s foreign currency contracts were all designated as hedging instruments except for those relating to short-term cash flows and hedges of certain intercompany loans.
The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for pounds sterling in the case of US dollars and US dollars for Euro and Japanese yen. Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

	December 31,
	Sell 2012(i)	Sell 2011
	(millions)
US dollar	$255	$235
Euro	55	129
Japanese yen	32	50
_________________________________

(i)	Forward exchange contracts range in maturity from 2013 to 2014.

In addition to forward exchange contracts we undertake short-term foreign exchange swaps for liquidity purposes, these are not designated as hedges and do not qualify for hedge accounting. Both the fair value and the year to date gain/loss at December 31, 2012 and 2011 were immaterial.

During the year ended December 31, 2012, the Company entered into foreign currency hedges of certain intercompany loan balances.  These derivatives were not designated as hedging instruments and were for a total notional amount of $63 million, principally representing pound sterling sales.  In respect of these transactions, a nominal amount has been recognized as an asset within other current assets and a nominal gain has been recognized in income within other operating expenses for 2012.

Notes to the financial statements

26. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Derivative financial instruments
The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at December 31:

		Fair value
	Balance sheet	December 31,	December 31,
Derivative financial instruments designated as hedging instruments:	classification	2012	2011
		(millions)
Assets:
Interest rate swaps (cash flow hedges)	Other assets	$—	$15
Interest rate swaps (fair value hedges)	Other assets	22	26
Forward exchange contracts	Other assets	9	11
Total derivatives designated as hedging instruments		$31	$52
Liabilities:
Interest rate swaps (cash flow hedges)	Other liabilities	$—	$—
Forward exchange contracts	Other liabilities	—	11
Total derivatives designated as hedging instruments		$—	$11
Cash Flow Hedges
The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for years ended December 31, 2012 and 2011:

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in OCI(i)on derivative (effective element)	Location of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Amount of gain (loss) reclassified from accumulated OCI(i) into income(effective element)	Location of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)	Amount of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)
	(millions)		(millions)		(millions)
Year Ended December 31, 2012
Interest rate swaps	$3	Investment income	$(5)	Other operating expenses	$—
Forward exchange contracts	11	Other operating expenses	(4)	Interest expense	1
Total	$14		$(9)		$1
Year Ended December 31, 2011
Interest rate swaps	$13	Investment income	$(14)	Other operating expenses	$—
Forward exchange contracts	3	Other operating expenses	(7)	Interest expense	(2)
Total	$16		$(21)		$(2)
Year Ended December 31, 2010
Interest rate swaps	$15	Investment income	$(26)	Other operating expenses	$—
Forward exchange contracts	—	Other operating expenses	20	Interest expense	—
Total	$15		$(6)		$—
_________________________________
Amounts above shown gross of tax.

(i)	OCI means other comprehensive income.

For interest rate swaps all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For foreign exchange contracts only the changes in fair value resulting from movements in the spot exchange rate are included

Willis Group Holdings plc

26. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

in this assessment. In instances where the timing of expected cash flows can be matched exactly to the maturity of the foreign exchange contract, then changes in fair value attributable to movement in the forward points are also included.
At December 31, 2012 the Company estimates there will be $13 million of net derivative gains reclassified from accumulated comprehensive income into earnings within the next twelve months.
Fair Value Hedges
The table below presents the effects of derivative financial instruments in fair value hedging relationships on the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010.

Derivatives in fair value hedging relationships	Hedged item in fair value hedging relationship	(Loss) gain recognized for derivative	Gain (loss) recognized for hedged item	Ineffectiveness recognized in interest expense
		(millions)
Year Ended December 31, 2012
Interest rate swaps	5.625% senior notes due 2015	$(3)	$2	$1
Year Ended December 31, 2011
Interest rate swaps	5.625% senior notes due 2015	$7	$(8)	$1
Year Ended December 31, 2010
Interest rate swaps	5.625% senior notes due 2015	$14	$(12)	$2
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
Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of December 31, 2012.

Notes to the financial statements

27.	FAIR VALUE MEASUREMENTS

The Company has categorized its assets and liabilities that are measured at fair value on a recurring and non-recurring basis into a three-level fair value hierarchy, based on the reliability of the inputs used to determine fair value as follows:

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

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

Long-term debt excluding the fair value hedge-Fair values are based on quoted market values and so classified as Level 1 measurements.

Derivative financial instruments-Market values have been used to determine the fair value of interest rate swaps and forward foreign exchange contracts based on estimated amounts the Company would receive or have to pay to terminate the agreements, taking into account the current interest rate environment or current foreign currency forward rates.

Recurring basis

The following table presents, for each of the fair-value hierarchy levels, the Company's assets and liabilities that are measured at fair value on a recurring basis.

	December 31, 2012
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
		(millions)
Assets at fair value:
Cash and cash equivalents	$500	$—	$—	$500
Fiduciary funds (included within Fiduciary assets)	1,796	—	—	1,796
Derivative financial instruments	—	31	—	31
Total assets	$2,296	$31	$—	$2,327
Liabilities at fair value:
Changes in fair value of hedged debt(i)	$—	$18	$—	$18
Total liabilities	$—	$18	$—	$18
_________________________________

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

Willis Group Holdings plc

27. FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2011
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
		(millions)
Assets at fair value:
Cash and cash equivalents	$436	$—	$—	$436
Fiduciary funds (included within Fiduciary assets)	1,688	—	—	1,688
Derivative financial instruments	—	52	—	52
Total assets	$2,124	$52	$—	$2,176
Liabilities at fair value:
Derivative financial instruments	$—	$11	$—	$11
Changes in fair value of hedged debt(i)	—	20	—	20
Total liabilities	$—	$31	$—	$31
_________________________________

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

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

	December 31,
	2012		2011
	Carrying amount	Fair value	Carrying amount	Fair value
		(millions)
Assets:
Derivative financial instruments	$31	$31	$52	$52
Liabilities:
Short-term debt	$15	$15	$15	$15
Long-term debt	2,338	2,576	2,354	2,499
Derivative financial instruments	—	—	11	11

Notes to the financial statements

27. FAIR VALUE MEASUREMENTS (Continued)

Non-recurring basis

The remeasurement of goodwill is classified as non-recurring level 3 fair value assessment due to the significance of unobservable inputs developed using company-specific information. The Company recognized an impairment charge in its North America reporting unit during 2012. The pre-tax impairment charge of $492 million was recognized as a result of the Company's annual goodwill impairment testing performed as of October 1, 2012, which reduced the carrying value of the North America reporting unit goodwill as of that date of $1,782 million to its implied fair value of $1,290 million.

The Company used the income approach to measure the fair value of the North America reporting unit which involves calculating the fair value of a reporting unit based on the present value of the estimated future cash flows. Cash flow projections were based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions and the uncertainty related to the business's ability to execute on the projected cash flows. The discount rate used was based on the weighted-average cost of capital adjusted for the relevant risk associated with the market participant expectations of characteristics of the individual reporting units. The unobservable inputs used to fair value this reporting unit include projected revenue growth rates, profitability and the market participant assumptions within the discount rate.

The inputs used to measure the fair value of the intangibles assets of the North America reporting unit in step two of the impairment test were largely unobservable, and accordingly, are also classified as Level 3. The fair value was estimated using a multiple period excess earnings method, which is based on management's cash flow projections of revenue growth rates, operating margins and expected customer attrition, taking into consideration industry and market conditions. The discount rate used in the fair value calculations for the intangibles was based on a weighted average cost of capital adjusted for the relevant risk associated with those assets. The unobservable inputs used in these valuations include projected revenue growth rates, and the market participant assumptions within the discount rate. For more information on this impairment measured as a nonrecurring fair value adjustment, see Note 13 - Goodwill.

28.	SEGMENT INFORMATION
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

(iv)	amortization of intangible assets;

(v)	gains and losses on the disposal of operations;

(vi)	significant legal and regulatory settlements which are managed centrally;

(vii)	costs associated with the 2011 Operational Review;

(viii)	write-off of uncollectible accounts receivable balance and associated legal fees arising in Chicago due to fraudulent overstatement of commissions and fees;

Willis Group Holdings plc

(ix)	additional accrual recognized following the change in remuneration policy;

(x)	write-off of unamortized cash retention awards following decision to eliminate repayment requirement on past awards; and

(xi)	goodwill impairment charge.
The accounting policies of the segments are consistent with those described in Note 2 — 'Basis of Presentation and Significant Accounting Policies'. There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.
Selected information regarding the Company’s segments is as follows:

	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income (loss)	Interest in earnings of associates, net of tax
				(millions)
Year Ended December 31, 2012
Global	$1,124	$5	$—	$1,129	$27	$372	$—
North America	1,306	3	4	1,313	31	240	—
International	1,028	10	—	1,038	21	183	5
Total Retail	2,334	13	4	2,351	52	423	5
Total Operating Segments	3,458	18	4	3,480	79	795	5
Corporate and Other(i)	—	—	—	—	59	(1,004)	—
Total Consolidated	$3,458	$18	$4	$3,480	$138	$(209)	$5
Year Ended December 31, 2011
Global	$1,073	$9	$—	$1,082	$23	$352	$—
North America	1,314	7	2	1,323	28	271	—
International	1,027	15	—	1,042	18	221	12
Total Retail	2,341	22	2	2,365	46	492	12
Total Operating Segments	3,414	31	2	3,447	69	844	12
Corporate and Other(i)	—	—	—	—	73	(278)	—
Total Consolidated	$3,414	$31	$2	$3,447	$142	$566	$12
Year Ended December 31, 2010
Global	$987	$9	$—	$996	$18	$320	$—
North America	1,369	15	1	1,385	23	320	—
International	937	14	—	951	22	226	23
Total Retail	2,306	29	1	2,336	45	546	23
Total Operating Segments	3,293	38	1	3,332	63	866	23
Corporate and Other(i)	—	—	—	—	82	(113)	—
Total Consolidated	$3,293	$38	$1	$3,332	$145	$753	$23
_________________________________

(i)	See the following table for an analysis of the ‘Corporate and other’ line.

Notes to the financial statements

28. SEGMENT INFORMATION (Continued)

	Years ended December 31,
	2012	2011	2010
	(millions)
Amortization of intangible assets	$(59)	$(68)	$(82)
Additional incentive accrual for change in remuneration policy (a)	(252)	—	—
Write-off of unamortized cash retention awards debtor (b)	(200)	—	—
Goodwill impairment charge (c)	(492)	—	—
India joint venture settlement (d)	(11)	—	—
Insurance recovery (e)	10	—	—
Write-off of uncollectible accounts receivable balance in Chicago (f)	(13)	(22)	—
Net gain (loss) on disposal of operations (d)	(3)	4	(2)
Foreign exchange hedging	8	5	(16)
Foreign exchange gain (loss) on the UK pension plan asset	(1)	—	3
2011 Operational Review	—	(180)	—
FSA regulatory settlement	—	(11)	—
Venezuela currency devaluation	—	—	(12)
Other(g)	9	(6)	(4)
Total Corporate and Other	$(1,004)	$(278)	$(113)
_________________________________

(a)	Additional incentive accrual recognized following the replacement of annual incentive awards with annual cash bonuses which will not feature a repayment requirement.

(b)	Write-off of unamortized cash retention awards following decision to eliminate the repayment requirement on past awards.

(c)	Non-cash charge recognized related to the impairment of the carrying value of the North America reporting unit's goodwill.

(d)
$11 million settlement with former partners related to the termination of a joint venture arrangement in India. In addition, a $1 million loss on disposal of operations was recorded related to the termination.

(e)	Insurance recovery, recorded in Other operating expenses, related to a previously disclosed fraudulent activity in Chicago, discussed above.

(f)
In early 2012 the Company identified an uncollectible accounts receivable balance of approximately $28 million in Chicago due to fraudulent overstatements of Commissions and fees.  For the year ended December 31, 2011, the Company recorded an estimate of the misstatement of Commissions and fees from prior periods by recognizing in the fourth quarter of 2011 a $22 million charge to Other operating expenses to write off the uncollectible receivable at January 1, 2011.

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

(g)	Other includes $7 million (2011: $12 million, 2010: $7 million) from the release of funds and reserves related to potential legal liabilities.
The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income from continuing operations before income taxes and interest in earnings of associates.

	Years ended December 31,
	2012	2011	2010
	(millions)
Total consolidated operating income	$(209)	$566	$753
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—
Interest expense	(128)	(156)	(166)
(Loss) income from continuing operations before income taxes and interest in earnings of associates	$(337)	$239	$587

Willis Group Holdings plc

28. SEGMENT INFORMATION (Continued)

The Company does not currently provide asset information by reportable segment as it does not routinely evaluate the total asset position by segment, and as such, no segmental analysis of assets has been disclosed. Segments are evaluated on organic commissions and fees growth and operating margin.
Segment revenue by product is as follows:

	Years ended December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
	Global			North America			International			Total
	(millions)
Commissions and fees:
Retail insurance services	$—	$—	$—	$1,306	$1,314	$1,369	$1,028	$1,027	$937	$2,334	$2,341	$2,306
Specialty insurance services	1,124	1,073	987	—	—	—	—	—	—	1,124	1,073	987
Total commissions and fees	1,124	1,073	987	1,306	1,314	1,369	1,028	1,027	937	3,458	3,414	3,293
Investment income	5	9	9	3	7	15	10	15	14	18	31	38
Other income	—	—	—	4	2	1	—	—	—	4	2	1
Total Revenues	$1,129	$1,082	$996	$1,313	$1,323	$1,385	$1,038	$1,042	$951	$3,480	$3,447	$3,332

None of the Company’s customers represented more than 10 percent of the Company’s consolidated commissions and fees for the years ended December 31, 2012, 2011 and 2010.
Information regarding the Company’s geographic locations is as follows:

	Years Ended December 31,
	2012	2011	2010
	(millions)
Commissions and fees(i)
UK	$980	$963	$902
US	1,484	1,461	1,503
Other(ii)	994	990	888
Total	$3,458	$3,414	$3,293

	December 31,
	2012	2011
	(millions)
Fixed assets
UK	$218	$171
US	207	194
Other(ii)	43	41
Total	$468	$406
_________________________________

(i)	Commissions and fees are attributed to countries based upon the location of the subsidiary generating the revenue.

(ii)
Other than in the United Kingdom and the United States, the Company does not conduct business in any country in which its commissions and fees and/or fixed assets exceed 10 percent of consolidated commissions and fees and/or fixed assets, respectively.

Notes to the financial statements

29.	SUBSIDIARY UNDERTAKINGS
The Company has investments in the following subsidiary undertakings which principally affect the net income or net assets of the Group.
A full list of the Group’s subsidiary undertakings is included within the Company’s annual return.

Subsidiary name	Country of registration	Class of share	Percentage ownership
Holding companies
TAI Limited	England and Wales	Ordinary shares	100%
Trinity Acquisition plc	England and Wales	Ordinary shares	100%
Willis Faber Limited	England and Wales	Ordinary shares	100%
Willis Group Limited	England and Wales	Ordinary shares	100%
Willis Investment UK Holdings Limited	England and Wales	Ordinary shares	100%
Willis Netherlands Holdings B.V.	Netherlands	Ordinary shares	100%
Willis Europe B.V.	England and Wales	Ordinary shares	100%
Insurance broking companies
Willis HRH, Inc.	USA	Common shares	100%
Willis Limited	England and Wales	Ordinary shares	100%
Willis North America, Inc.	USA	Common shares	100%
Willis Re, Inc.	USA	Common shares	100%

Willis Group Holdings plc

30.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
Willis North America Inc. (‘Willis North America’) has $350 million senior notes outstanding that were issued on July 1, 2005. Willis North America issued a further $600 million of senior notes on March 28, 2007 and another $300 million on September 29, 2009.
All direct obligations under the senior notes are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc and Willis Group Limited, collectively the 'Other Guarantors', and with Willis Group Holdings, the 'Guarantor Companies'.
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
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets for the year ended December 31, 2012 of Willis Group Holdings, the Other Guarantors and the Issuer. Investments in subsidiaries in the condensed consolidating balance sheet for Other represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.
The entities included in the Other Guarantors column for the year ended December 31, 2012 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, Trinity Acquisition plc, TA I Limited and Willis Group Limited.

Notes to the financial statements

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$—	$—	$3,458	$—	$3,458
Investment income	—	11	1	17	(11)	18
Other income	—	—	—	97	(93)	4
Total revenues	—	11	1	3,572	(104)	3,480
EXPENSES
Salaries and benefits	(2)	—	(96)	(2,377)	—	(2,475)
Other operating expenses	(4)	(82)	(79)	(419)	3	(581)
Depreciation expense	—	(1)	(15)	(63)	—	(79)
Amortization of intangible assets	—	—	—	(71)	12	(59)
Goodwill impairment charge	—	—		(492)	—	(492)
Net loss on disposal of operations	—	—	—	(28)	25	(3)
Total expenses	(6)	(83)	(190)	(3,450)	40	(3,689)
OPERATING (LOSS) INCOME	(6)	(72)	(189)	122	(64)	(209)
Investment income from Group undertakings	6	1,078	254	220	(1,558)	—
Interest expense	(43)	(239)	(155)	(277)	586	(128)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(43)	767	(90)	65	(1,036)	(337)
Income taxes	—	28	34	(166)	3	(101)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(43)	795	(56)	(101)	(1,033)	(438)
Interest in earnings of associates, net of tax	—	—	—	(4)	9	5
Equity account for subsidiaries	(403)	(1,184)	(172)	—	1,759	—
LOSS FROM CONTINUING OPERATIONS	(446)	(389)	(228)	(105)	735	(433)
Discontinued operations, net of tax	—	—	—	—	—	—
NET LOSS	(446)	(389)	(228)	(105)	735	(433)
Less: Net loss attributable to noncontrolling interests	—	—	—	(13)	—	(13)
NET LOSS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(446)	$(389)	$(228)	$(118)	$735	$(446)

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
Comprehensive loss	$(552)	$(486)	$(263)	$(213)	$975	$(539)
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(13)	—	(13)
Comprehensive loss attributable to Willis Group Holdings	$(552)	$(486)	$(263)	$(226)	$975	$(552)

Notes to the financial statements

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$—	$—	$3,414	$—	$3,414
Investment income	—	11	2	29	(11)	31
Other income	—	—	—	24	(22)	2
Total revenues	—	11	2	3,467	(33)	3,447
EXPENSES
Salaries and benefits	(3)	—	(69)	(2,015)	—	(2,087)
Other operating expenses	(17)	32	(98)	(571)	(2)	(656)
Depreciation expense	—	—	(14)	(60)	—	(74)
Amortization of intangible assets	—	—	—	(74)	6	(68)
Net gain on disposal of operations	—	—	—	7	(3)	4
Total expenses	(20)	32	(181)	(2,713)	1	(2,881)
OPERATING (LOSS) INCOME	(20)	43	(179)	754	(32)	566
Investment income from Group undertakings	35	406	341	(157)	(625)	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—	—	—	(171)
Interest expense	(34)	(251)	(159)	(332)	620	(156)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(19)	27	3	265	(37)	239
Income taxes	—	56	27	(117)	2	(32)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(19)	83	30	148	(35)	207
Interest in earnings of associates, net of tax	—	—	—	4	8	12
Equity account for subsidiaries	223	91	(66)	—	(248)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	204	174	(36)	152	(275)	219
Discontinued operations, net of tax	—	—	—	1	—	1
NET INCOME (LOSS)	204	174	(36)	153	(275)	220
Less: Net income attributable to noncontrolling interests	—	—	—	(16)	—	(16)
NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$204	$174	$(36)	$137	$(275)	$204

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
Comprehensive income (loss)	$1	$(24)	$(117)	$(50)	$206	$16
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(15)	—	(15)
Comprehensive income (loss) attributable to Willis Group Holdings	$1	$(24)	$(117)	$(65)	$206	$1

Notes to the financial statements

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2010
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$—	$—	$3,293	$—	$3,293
Investment income	—	10	2	36	(10)	38
Other income	—	—	—	1	—	1
Total revenues	—	10	2	3,330	(10)	3,332
EXPENSES
Salaries and benefits	—	—	(65)	(1,818)	15	(1,868)
Other operating expenses	335	(10)	(45)	(825)	(19)	(564)
Depreciation expense	—	—	(9)	(54)	—	(63)
Amortization of intangible assets	—	—	—	(82)	—	(82)
Net (loss) gain on disposal of operations	(347)	—	—	350	(5)	(2)
Total expenses	(12)	(10)	(119)	(2,429)	(9)	(2,579)
OPERATING (LOSS) INCOME	(12)	—	(117)	901	(19)	753
Investment income from Group undertakings	—	1,683	356	952	(2,991)	—
Interest expense	—	(423)	(157)	(374)	788	(166)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(12)	1,260	82	1,479	(2,222)	587
Income taxes	—	16	29	(186)	1	(140)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(12)	1,276	111	1,293	(2,221)	447
Interest in earnings of associates, net of tax	—	—	—	16	7	23
Equity account for subsidiaries	467	(823)	(76)	—	432	—
INCOME FROM CONTINUING OPERATIONS	455	453	35	1,309	(1,782)	470
Discontinued operations, net of tax	—	—	—	—	—	—
NET INCOME	455	453	35	1,309	(1,782)	470
Less: Net income attributable to noncontrolling interests	—	—	—	(15)	—	(15)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$455	$453	$35	$1,294	$(1,782)	$455

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2010
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
Comprehensive income	$508	$501	$18	$1,375	$(1,881)	$521
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(13)	—	(13)
Comprehensive income attributable to Willis Group Holdings	$508	$501	$18	$1,362	$(1,881)	$508

Notes to the financial statements

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$—	$—	$499	$—	$500
Accounts receivable, net	—	—	—	904	29	933
Fiduciary assets	—	—	—	10,071	(800)	9,271
Deferred tax assets	1	—	—	18	(6)	13
Other current assets	1	65	38	241	(164)	181
Total current assets	3	65	38	11,733	(941)	10,898
Investments in subsidiaries	(1,542)	2,493	553	3,824	(5,328)	—
Amounts owed by (to) Group undertakings	4,091	(3,959)	687	(819)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	11	63	395	(1)	468
Goodwill	—	—	—	1,226	1,601	2,827
Other intangible assets, net	—	—	—	484	(99)	385
Investments in associates	—	—	—	(53)	227	174
Deferred tax assets	—	—	—	42	(24)	18
Pension benefits asset	—	—	—	136	—	136
Other non-current assets	5	134	41	157	(131)	206
Total non-current assets	5	145	104	2,387	1,573	4,214
TOTAL ASSETS	$2,557	$(1,256)	$1,382	$17,125	$(4,696)	$15,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$10,071	$(800)	$9,271
Deferred revenue and accrued expenses	2	—	—	543	(4)	541
Income taxes payable	—	25	—	120	(126)	19
Short-term debt and current portion of long-term debt	—	15	—	—	—	15
Deferred tax liabilities	1	—	—	25	(5)	21
Other current liabilities	60	—	73	216	(22)	327
Total current liabilities	63	40	73	10,975	(957)	10,194
NON-CURRENT LIABILITIES
Long-term debt	795	274	1,268	1	—	2,338
Liabilities for pension benefits	—	—	—	282	—	282
Deferred tax liabilities	—	—	—	42	(24)	18
Provisions for liabilities	—	—	—	188	(8)	180
Other non-current liabilities	—	5	7	363	—	375
Total non-current liabilities	795	279	1,275	876	(32)	3,193
TOTAL LIABILITIES	$858	$319	$1,348	$11,851	$(989)	$13,387
EQUITY
Total Willis Group Holdings stockholders’ equity	1,699	(1,575)	34	5,248	(3,707)	1,699
Noncontrolling interests	—	—	—	26	—	26
Total equity	1,699	(1,575)	34	5,274	(3,707)	1,725
TOTAL LIABILITIES AND EQUITY	$2,557	$(1,256)	$1,382	$17,125	$(4,696)	$15,112

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Notes to the financial statements

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(42)	$780	$69	$431	$(713)	$525
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	5	—	5
Additions to fixed assets	—	(7)	(19)	(109)		(135)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(33)	—	(33)
Payments to acquire other investments	—	—	—	(7)	—	(7)
Additions to intangible assets	—	—	—	(2)	—	(2)
Proceeds from sale of continuing operations, net of cash disposed	—	—	—	—	—	—
Net cash used in investing activities	—	(7)	(19)	(146)	—	(172)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of other debt	—	1	—	—	—	1
Repayments of debt	—	(15)	—	—	—	(15)
Repurchase of shares	(100)	—	—	—	—	(100)
Proceeds from issue of shares	53	—	—	—	—	53
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Amounts owed by/to Group undertakings	275	(759)	(213)	697	—	—
Dividends paid	(185)	—	—	(713)	713	(185)
Proceeds from sale of noncontrolling interests	—	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	—	(39)	—	(39)
Dividends paid to noncontrolling interests	—	—	—	(11)	—	(11)
Net cash provided by (used in) financing activities	43	(773)	(213)	(61)	713	(291)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	—	(163)	224	—	62
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	2
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	163	273	—	436
CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$—	$499	$—	$500

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(41)	$184	$88	$1,269	$(1,061)	$439
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	13	—	13
Additions to fixed assets	—	(4)	(21)	(86)	—	(111)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(10)	—	(10)
Acquisitions of investments in associates	—	—	—	(2)	—	(2)
Payments to acquire other investments	—	—	—	(5)	—	(5)
Proceeds from sale of discontinued operations, net of cash disposed	—	—	—	14	—	14
Net cash used in investing activities	—	(4)	(21)	(76)	—	(101)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	(90)	—	—	(90)
Senior notes issued	794	—	—	—	—	794
Debt issuance costs	(7)	(5)	—	—	—	(12)
Proceeds from issue of term loan	—	300	—	—	—	300
Repayments of debt	—	(500)	(411)	—	—	(911)
Make-whole on repurchase and redemption of senior notes	—	(158)	—	—	—	(158)
Proceeds from issue of shares	60	—	—	—	—	60
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Amounts owed by/to Group undertakings	(626)	187	521	(82)	—	—
Dividends paid	(180)	—	—	(1,061)	1,061	(180)
Acquisition of noncontrolling interests	—	(4)	—	(5)	—	(9)
Dividends paid to noncontrolling interests	—	—	—	(13)	—	(13)
Net cash provided by (used in) financing activities	41	(180)	20	(1,156)	1,061	(214)
INCREASE IN CASH AND CASH EQUIVALENTS	—	—	87	37	—	124
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	76	240	—	316
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$163	$273	$—	$436

Notes to the financial statements

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2010
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(9)	$1,170	$83	$1,572	$(2,327)	$489
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	10	—	10
Additions to fixed assets	—	—	(7)	(76)	—	(83)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(21)	—	(21)
Acquisitions of investments in associates	—	—	—	(1)	—	(1)
Payments to acquire other investments	—	—	—	(1)	—	(1)
Proceeds from sale of continuing operations, net of cash disposed	—	—	—	2	—	2
Net cash (used in) provided by investing activities	—	—	(7)	(87)	—	(94)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	90	—	—	90
Repayments of debt	—	—	(200)	(9)	—	(209)
Proceeds from issue of shares	36	—	—	—	—	36
Amounts owed by/to Group undertakings	106	(317)	6	205	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(133)	(849)	—	(1,521)	2,327	(176)
Acquisition of noncontrolling interests	—	(4)	—	(6)	—	(10)
Dividends paid to noncontrolling interests	—	—	—	(26)	—	(26)
Net cash provided by (used in) financing activities	9	(1,170)	(104)	(1,355)	2,327	(293)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	—	(28)	130	—	102
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7)	—	(7)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	104	117	—	221
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$76	$240	$—	$316

Willis Group Holdings plc

31.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
On March 17, 2011, the Company issued senior notes totaling $800 million in a registered public offering. These debt securities were issued by Willis Group Holdings (‘Holdings Debt Securities’) and are guaranteed by certain of the Company’s subsidiaries. Therefore, the Company is providing the condensed consolidating financial information below. The following 100 percent directly or indirectly owned subsidiaries fully and unconditionally guarantee the Holdings Debt Securities on a joint and several basis: Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America (the ‘Guarantors’).
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by Willis North America (the ‘Willis North America Debt Securities’) (and for which condensed consolidating financial information is presented in Note 30) in that Willis Group Holdings is the Parent Issuer and Willis North America is a subsidiary guarantor.
Presented below is condensed consolidating financial information for:

(i)	Willis Group Holdings, which is the Parent Issuer;

(ii)	the Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent;

(iii)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(iv)	Consolidating adjustments; and

(v)	the Consolidated Company.
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets for the year ended December 31, 2012 of Willis Group Holdings and the Guarantors. Investments in subsidiaries in the condensed consolidating balance sheet for Other, represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.
The entities included in the Guarantors column for the year ended December 31, 2012 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America.

Notes to the financial statements

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$3,458	$—	$3,458
Investment income	—	12	17	(11)	18
Other income	—	—	97	(93)	4
Total revenues	—	12	3,572	(104)	3,480
EXPENSES
Salaries and benefits	(2)	(96)	(2,377)	—	(2,475)
Other operating expenses	(4)	(161)	(419)	3	(581)
Depreciation expense	—	(16)	(63)	—	(79)
Amortization of intangible assets	—	—	(71)	12	(59)
Goodwill impairment charge	—	—	(492)	—	(492)
Net loss on disposal of operations	—	—	(28)	25	(3)
Total expenses	(6)	(273)	(3,450)	40	(3,689)
OPERATING (LOSS) INCOME	(6)	(261)	122	(64)	(209)
Investment income from Group undertakings	6	1,332	220	(1,558)	—
Interest expense	(43)	(394)	(277)	586	(128)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(43)	677	65	(1,036)	(337)
Income taxes	—	62	(166)	3	(101)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(43)	739	(101)	(1,033)	(438)
Interest in earnings of associates, net of tax	—	—	(4)	9	5
Equity account for subsidiaries	(403)	(1,128)	—	1,531	—
LOSS FROM CONTINUING OPERATIONS	(446)	(389)	(105)	507	(433)
Discontinued operations, net of tax	—	—	—	—	—
NET LOSS	(446)	(389)	(105)	507	(433)
Less: Net income attributable to noncontrolling interests	—	—	(13)	—	(13)
NET LOSS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(446)	$(389)	$(118)	$507	$(446)

Willis Group Holdings plc

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2012
	Willis Group Holdings—the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
Comprehensive loss	$(552)	$(486)	$(213)	$712	$(539)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(13)	—	(13)
Comprehensive loss attributable to Willis Group Holdings	$(552)	$(486)	$(226)	$712	$(552)

Notes to the financial statements

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2011
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$3,414	$—	$3,414
Investment income	—	13	29	(11)	31
Other income	—	—	24	(22)	2
Total revenues	—	13	3,467	(33)	3,447
EXPENSES
Salaries and benefits	(3)	(69)	(2,015)	—	(2,087)
Other operating expenses	(17)	(66)	(571)	(2)	(656)
Depreciation expense	—	(14)	(60)	—	(74)
Amortization of intangible assets	—	—	(74)	6	(68)
Net gain on disposal of operations	—	—	7	(3)	4
Total expenses	(20)	(149)	(2,713)	1	(2,881)
OPERATING (LOSS) INCOME	(20)	(136)	754	(32)	566
Investment income from Group undertakings	35	747	(157)	(625)	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—	—	(171)
Interest expense	(34)	(410)	(332)	620	(156)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(19)	30	265	(37)	239
Income taxes	—	83	(117)	2	(32)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(19)	113	148	(35)	207
Interest in earnings of associates, net of tax	—	—	4	8	12
Equity account for subsidiaries	223	61	—	(284)	—
INCOME FROM CONTINUING OPERATIONS	204	174	152	(311)	219
Discontinued operations, net of tax	—	—	1	—	1
NET INCOME	204	174	153	(311)	220
Less: Net income attributable to noncontrolling interests	—	—	(16)	—	(16)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$204	$174	$137	$(311)	$204

Willis Group Holdings plc

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2011
	Willis Group Holdings—the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
Comprehensive income (loss)	$1	$(24)	$(50)	$89	$16
Less: Comprehensive income attributable to noncontrolling interests	—	—	(15)	—	(15)
Comprehensive income (loss) attributable to Willis Group Holdings	$1	$(24)	$(65)	$89	$1

Notes to the financial statements

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2010
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$3,293	$—	$3,293
Investment income	—	12	36	(10)	38
Other income	—	—	1	—	1
Total revenues	—	12	3,330	(10)	3,332
EXPENSES
Salaries and benefits	—	(65)	(1,818)	15	(1,868)
Other operating expenses	335	(55)	(825)	(19)	(564)
Depreciation expense	—	(9)	(54)	—	(63)
Amortization of intangible assets	—	—	(82)	—	(82)
Net (loss) gain on disposal of operations	(347)	—	350	(5)	(2)
Total expenses	(12)	(129)	(2,429)	(9)	(2,579)
OPERATING (LOSS) INCOME	(12)	(117)	901	(19)	753
Investment income from Group undertakings	—	2,039	952	(2,991)	—
Interest expense	—	(580)	(374)	788	(166)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(12)	1,342	1,479	(2,222)	587
Income taxes	—	45	(186)	1	(140)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(12)	1,387	1,293	(2,221)	447
Interest in earnings of associates, net of tax	—	—	16	7	23
Equity account for subsidiaries	467	(934)	—	467	—
INCOME FROM CONTINUING OPERATIONS	455	453	1,309	(1,747)	470
NET INCOME	455	453	1,309	(1,747)	470
Less: Net income attributable to noncontrolling interests	—	—	(15)	—	(15)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$455	$453	$1,294	$(1,747)	$455

Willis Group Holdings plc

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2010
	Willis Group Holdings—the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
Comprehensive income	$508	$501	$1,375	$(1,863)	$521
Less: Comprehensive income attributable to noncontrolling interests	—	—	(13)	—	(13)
Comprehensive income attributable to Willis Group Holdings	$508	$501	$1,362	$(1,863)	$508

Notes to the financial statements

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$—	$499	$—	$500
Accounts receivable, net	—	—	904	29	933
Fiduciary assets	—	—	10,071	(800)	9,271
Deferred tax assets	1	—	18	(6)	13
Other current assets	1	103	241	(164)	181
Total current assets	3	103	11,733	(941)	10,898
Investments in subsidiaries	(1,542)	3,012	3,824	(5,294)	—
Amounts owed by (to) Group undertakings	4,091	(3,272)	(819)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	74	395	(1)	468
Goodwill	—	—	1,226	1,601	2,827
Other intangible assets, net	—	—	484	(99)	385
Investments in associates	—	—	(53)	227	174
Deferred tax assets	—	—	42	(24)	18
Pension benefits asset	—	—	136	—	136
Other non-current assets	5	175	157	(131)	206
Total non-current assets	5	249	2,387	1,573	4,214
TOTAL ASSETS	$2,557	$92	$17,125	$(4,662)	$15,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$10,071	$(800)	$9,271
Deferred revenue and accrued expenses	2	—	543	(4)	541
Income taxes payable	—	25	120	(126)	19
Short-term debt and current portion on long-term debt	—	15	—	—	15
Deferred tax liabilities	1	—	25	(5)	21
Other current liabilities	60	73	216	(22)	327
Total current liabilities	63	113	10,975	(957)	10,194
NON-CURRENT LIABILITIES
Long-term debt	795	1,542	1	—	2,338
Liabilities for pension benefits	—	—	282	—	282
Deferred tax liabilities	—	—	42	(24)	18
Provisions for liabilities	—	—	188	(8)	180
Other non-current liabilities	—	12	363	—	375
Total non-current liabilities	795	1,554	876	(32)	3,193
TOTAL LIABILITIES	$858	$1,667	$11,851	$(989)	$13,387
EQUITY
Total Willis Group Holdings stockholders’ equity	1,699	(1,575)	5,248	(3,673)	1,699
Noncontrolling interests	—	—	26	—	26
Total equity	1,699	(1,575)	5,274	(3,673)	1,725
TOTAL LIABILITIES AND EQUITY	$2,557	$92	$17,125	$(4,662)	$15,112

Willis Group Holdings plc

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Notes to the financial statements

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(42)	$849	$431	$(713)	$525
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	5	—	5
Additions to fixed assets	—	(26)	(109)	—	(135)
Acquisitions of subsidiaries, net of cash acquired	—	—	(33)	—	(33)
Acquisitions of investments in associates	—	—	—	—	—
Payments to acquire other investments	—	—	(7)	—	(7)
Additions to intangible assets	—	—	(2)	—	(2)
Proceeds from disposal of continuing operations, net of cash disposed	—	—	—	—	—
Net cash used in investing activities	—	(26)	(146)	—	(172)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of other debt	—	1	—	—	1
Repayments of debt	—	(15)	—	—	(15)
Repurchase of shares	(100)	—	—	—	(100)
Proceeds from the issue of shares	53	—	—	—	53
Excess tax benefits from share-based payment arrangements	—	—	2	—	2
Amounts owed by/to Group undertakings	275	(972)	697	—	—
Dividends paid	(185)	—	(713)	713	(185)
Proceeds from sale of noncontrolling interests	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	(39)	—	(39)
Dividends paid to noncontrolling interests	—	—	(11)	—	(11)
Net cash provided by (used in) financing activities	43	(986)	(61)	713	(291)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(163)	224	—	62
Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	163	273	—	436
CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$499	$—	$500

Willis Group Holdings plc

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2011
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(41)	$272	$1,269	$(1,061)	$439
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	13	—	13
Additions to fixed assets	—	(25)	(86)	—	(111)
Acquisitions of subsidiaries, net of cash acquired	—	—	(10)	—	(10)
Acquisitions of investments in associates	—	—	(2)	—	(2)
Payments to acquire other investments	—	—	(5)	—	(5)
Proceeds from sale of discontinued operations, net of cash disposed	—	—	14	—	14
Net cash used in investing activities	—	(25)	(76)	—	(101)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on revolving credit facility	—	(90)	—	—	(90)
Senior notes issued	794	—	—	—	794
Debt issuance costs	(7)	(5)	—	—	(12)
Proceeds from issue of term loan	—	300	—	—	300
Repayments of debt	—	(911)	—	—	(911)
Make-whole on repurchase and redemption of senior notes	—	(158)	—	—	(158)
Proceeds from the issue of shares	60	—	—	—	60
Excess tax benefits from share-based payment arrangements	—	—	5	—	5
Amounts owed by/to Group undertakings	(626)	708	(82)	—	—
Dividends paid	(180)	—	(1,061)	1,061	(180)
Acquisition of noncontrolling interests	—	(4)	(5)	—	(9)
Dividends paid to noncontrolling interests	—	—	(13)	—	(13)
Net cash provided by (used in) financing activities	41	(160)	(1,156)	1,061	(214)
INCREASE IN CASH AND CASH EQUIVALENTS	—	87	37	—	124
Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	76	240	—	316
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$163	$273	$—	$436

Notes to the financial statements

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2010
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(9)	$1,253	$1,572	$(2,327)	$489
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	10	—	10
Additions to fixed assets	—	(7)	(76)	—	(83)
Acquisitions of subsidiaries, net of cash acquired	—	—	(21)	—	(21)
Acquisitions of investments in associates	—	—	(1)	—	(1)
Payments to acquire other investments	—	—	(1)	—	(1)
Proceeds from sale of continuing operations, net of cash disposed	—	—	2	—	2
Net cash used in investing activities	—	(7)	(87)	—	(94)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	90	—	—	90
Repayments of debt	—	(200)	(9)	—	(209)
Proceeds from issue of shares	36	—	—	—	36
Excess tax benefits from share-based payment arrangements	—	—	2	—	2
Amounts owed by/to Group undertakings	106	(311)	205	—	—
Dividends paid	(133)	(849)	(1,521)	2,327	(176)
Acquisition of noncontrolling interests	—	(4)	(6)	—	(10)
Dividends paid to noncontrolling interests	—	—	(26)	—	(26)
Net cash provided by (used in) financing activities	9	(1,274)	(1,355)	2,327	(293)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(28)	130	—	102
Effect of exchange rate changes on cash and cash equivalents	—	—	(7)	—	(7)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	104	117	—	221
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$76	$240	$—	$316

Willis Group Holdings plc

32.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for 2012 and 2011 were as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share data)
2012
Total revenues	$1,013	$842	$754	$871
Total expenses	(696)	(663)	(684)	(1,646)
Net income (loss)	232	110	26	(801)
Net income (loss) attributable to Willis Group Holdings	225	108	26	(805)
Earnings per share — continuing operations
— Basic	$1.29	$0.62	$0.15	$(4.65)
— Diluted	$1.28	$0.61	$0.15	$(4.65)
Earnings per share — discontinued operations
— Basic	$—	$—	$—	$—
— Diluted	$—	$—	$—	$—
2011
Total revenues	$1,007	$861	$760	$819
Total expenses	(768)	(705)	(670)	(738)
Net income	42	89	60	29
Net income attributable to Willis Group Holdings	34	85	60	25
Earnings per share — continuing operations
— Basic	$0.20	$0.49	$0.35	$0.14
— Diluted	$0.20	$0.48	$0.34	$0.14
Earnings per share — discontinued operations
— Basic	$—	$—	$—	$—
— Diluted	$—	$—	$—	$—

Controls and procedures

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) are effective.

There have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria related to internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
Our independent registered public accountants, Deloitte LLP, who have audited and reported on our financial statements, have undertaken an assessment of the Company’s internal control over financial reporting. Deloitte’s report is presented below.
February 28, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Willis Group Holdings Public Limited Company, Dublin, Ireland
We have audited the internal control over financial reporting of Willis Group Holdings Public Limited Company and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.
/s/ Deloitte LLP
London, United Kingdom
February 28, 2013

Controls and procedures

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal controls over financial reporting during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B — Other Information
None.

Willis Group Holdings plc

PART III
Item 10—Directors, Executive Officers and Corporate Governance

Except for the information regarding executive officers required by Item 401 of Regulation S-K which is set forth below as of February 15, 2013, the information required by this item with respect to our directors and executive officers, code of ethics, procedures for recommending nominees, audit committee, audit committee financial experts and compliance with Section 16(a) of the Exchange Act will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2013.
Celia Brown - Ms. Brown, age 58, was appointed an executive officer on January 23, 2012. Ms. Brown joined the Willis Group in 2010 and serves as the Willis Group Human Resources Director. Prior to joining the Willis Group, Ms. Brown spent over 20 years at XL Group plc where she held a number of senior roles. Ms. Brown served from 2006 to 2009 as the Executive Vice President, Head of Global HR and Corporate Relations at XL Group plc. Following XL Group plc, Ms. Brown formed an independent management consultancy, providing human resources services to not-for-profit, corporate and individual clients.
Dominic Casserley - Mr. Casserley, age 54, was appointed as Chief Executive Officer of Willis Group Holdings plc and as a member of the Board on January 7, 2013. Prior to joining Willis, Mr. Casserley, was a senior partner of McKinsey & Company, which he joined in New York in 1983. During his 29 years at McKinsey, Mr. Casserley led the firm's Greater China Practice and its U.K. and Ireland Practice. Mr. Casserley has been a member of the McKinsey Shareholders Council, the firm's global board, since 1999 and for four years served as the Chairman of the Finance Committee of that board. Mr. Casserley is a graduate of Cambridge University.
Stephen Hearn - Mr. Hearn, age 46, was appointed an executive officer on January 1, 2012. Mr. Hearn joined the Willis Group in 2008 and was named Chairman and CEO of Willis Global in 2011 and Group Deputy CEO in 2013. Since joining the Willis Group, Mr. Hearn has served as Chairman of Special Contingency Risk, Chairman of Willis Facultative and Chairman and CEO of Glencairn Limited. From 2009 until 2011 he led Faber & Dumas, Global Markets International and Willis Facultative. Prior to joining the Willis Group, Mr. Hearn served as Chairman and CEO of the Glencairn Group Limited and as President and CEO of Marsh Affinity Europe.
Victor P. Krauze - Mr. Krauze, age 53, was appointed an executive officer on December 3, 2010 and named Chairman and Chief Executive Officer of Willis North America. Previously, Mr. Krauze was President and Chief Operating Officer for Willis North America, a position in which he had served since 2009. Mr. Krauze has also served as President/CEO for Willis' Minnesota operations, National Partner of the Great Lakes region and Regional Executive Officer (National Partner) of Willis' Central Region. Prior to joining Willis in 1997, Mr. Krauze gained experience as a casualty marketing specialist with another major global broker where his early roles included producer and account executive. Mr. Krauze has over 20 years of experience in the insurance industry.
Michael K. Neborak - Mr. Neborak, age 56, was appointed an executive officer and Group Chief Financial Officer on July 6, 2010. Mr. Neborak joined Willis from MSCI Inc., a NYSE listed company, where he was Chief Financial Officer. With more than 30 years of experience in finance and accounting, Mr. Neborak also held senior positions with Citigroup, including divisional CFO and co-head of Corporate Strategy & Business Development, from 2000 - 2006, and prior to that, in the investment banking group at Salomon Smith Barney from 1982 - 2000. He began his career as an accountant with Arthur Andersen & Co.
Adam L. Rosman - Mr. Rosman, age 47, was appointed Group General Counsel on May 7, 2012 and is responsible for legal, corporate secretary, compliance, audit and risk management. He joined Willis in 2009 and served for three years as the company's Deputy Group General Counsel, responsible for Willis' worldwide legal operations. Before joining Willis, Adam was Senior Vice President and Associate General Counsel at Cablevision Systems Corporation in Bethpage, NY, and before that he was a partner at the Washington D.C.-based law firm of Zuckerman Spaeder LLP, where he advised public companies and senior executives on a range of topics, including Sarbanes-Oxley. Between 1997 and 2003, Adam was an Assistant United States Attorney in Washington, D.C., where he prosecuted a wide range of matters. He also worked in 2000-2001 as Deputy Assistant to the President and Deputy Staff Secretary for President Clinton.
Timothy D. Wright - Mr. Wright, age 51, was appointed an executive officer in 2008 and in 2012 was appointed CEO of Willis International. Mr. Wright served as Group Chief Operating Officer from 2008 to 2012. Prior to joining the Willis Group, he was a Partner of Bain & Company where he led their Financial Services practice in London. Mr. Wright was previously UK

Directors and Officers

Managing Partner of Booz Allen & Hamilton and led their insurance work globally. He has more than 20 years of experience in the insurance and financial service industries internationally.

Willis Group Holdings plc

Item 11 — Executive Compensation
The information required by this Item with respect to executive officer and director compensation will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2013.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item with respect to security ownership of certain beneficial owners and management equity and compensation plans will be provided in accordance with Instruction G(3) to Form 10-K no later than April  30, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information, as of December 31, 2012, about the securities authorized for issuance under our equity compensation plans, and is categorized according to whether or not the equity plan was previously approved by shareholders:

Plan Category	Number of shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Shares Remaining Available for Future Issuance

Equity Compensation Plans Approved by Security Holders	18,761,121	(2)	32.76	11,228,595	(3)
Equity Compensation Plans Not approved by Security Holders	433,566	(4)	27.08	690,521	(5)

	19,194,687		32.67	11,919,116

(1)
The weighted-average exercise price set forth in this column is calculated excluding RSUs or other awards for which recipients are not required to pay an exercise price to receive the shares subject to the awards.

(2)	Includes options and RSUs outstanding under the 2001, 2008 and 2012 Plan.

(3)	Represents shares available for issuance pursuant to awards that may be granted under the 2012 Plan (10,551,524 shares) and the 2010 North American Employee Stock Purchase Plan (677,071 shares).

(4)
Includes options and RSUs outstanding under the following plans that were assumed by Willis in connection with the acquisition by Willis of Hilb, Rogal & Hobbs: the 2000 HRH Plan and the 2007 HRH Plan. No future awards will be granted under the 2000 HRH Plan. The above amounts do not include an aggregate of 120,000 options held by certain non-employee directors pursuant to which they will receive the intrinsic value in cash rather than shares upon exercise of the options.

(5)
Represents shares that remain available for issuance under the 2007 HRH Plan. Willis is authorized to grant awards under the 2007 HRH Plan until 2017 to employees who were formerly employed by Hilb, Rogal & Hobbs and to new employees who have joined Willis or one of its subsidiaries since October 1, 2008, the date that the acquisition of Hilb, Rogal & Hobbs was completed.

Directors’ and auditors’ remuneration

Item 13 — Certain Relationships and Related Transactions, and Director Independence
The information required by this Item with respect to transactions with related persons, the review, approval or ratification of such transactions and director independence will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2013.

Item 14 — Principal Accounting Fees and Services
The information required by this Item with respect to auditors' services and fees will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2013.

Willis Group Holdings plc

PART IV
Item 15 — Exhibits, Financial Statement Schedules
The following documents are filed as a part of this report:
(1) Consolidated Financial Statements of the Company consisting of:
(a) Report of Independent Registered Public Accounting Firm.
(b) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.
(c) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012.
(d) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2012.
(e) Consolidated Balance Sheets as of December 31, 2012 and 2011.
(f) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012.
(g) Consolidated Statements of Changes in Equity for each of the three years in the period ended December 31, 2012.
(h) Notes to the Consolidated Financial Statements.
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.
(2) Exhibits:

2.1
Scheme of Arrangement between Willis Group Holdings Limited and the Scheme Shareholders (incorporated by reference to Annex A to Willis Group Holdings Limited's Definitive Proxy Statement on Schedule 14A filed on November 2, 2009 (SEC File No. 001-16503))

3.1
Memorandum and Articles of Association of Willis Group Holdings Public Limited Company (incorporated herein by reference to Exhibit No. 3.1 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))

3.2	Certificate of Incorporation of Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit No. 3.2 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))

4.1
Senior Indenture dated as of July 1, 2005, and First Supplemental Indenture, dated as of July 1, 2005, among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York (f/k/a JPMorgan Chase Bank, N.A.), as the Trustee, for the issuance of the 5.625% senior notes due 2015 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited's Form 8-K filed on July 1, 2005 (SEC File No. 001-16503))

4.2
Second Supplemental Indenture dated as of March 28, 2007 among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York, as the Trustee, to the Indenture dated as of July 1, 2005, for the issuance of the 6.200% senior notes due 2017 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited's Form 8-K filed on March 30, 2007 (SEC File No. 001-16503))

4.3
Third Supplemental Indenture dated as of October 1, 2008 among Willis North America Inc., as the Issuer, Willis Group Holdings Limited, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited's Form 10-Q filed on November 10, 2008 (SEC File No. 001-16503))

4.4
Fourth Supplemental Indenture dated as of September 29, 2009 among Willis North America Inc., as the Issuer, Willis Group Holdings Limited, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Public Limited Company, as the Guarantors, and The Bank of New York, as the Trustee, to the Indenture dated as of July 1, 2005, for the issuance of the 7.000% senior notes due 2019 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited's Form 8-K filed on September 29, 2009 (SEC File No. 001-16503))

Exhibits

4.5
Fifth Supplemental Indenture dated as of December 31, 2009 among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, Willis Group Holdings Limited, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))

4.6
Sixth Supplemental Indenture dated as of December 22, 2010 among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed on February 28, 2011 (SEC File No. 001-16503))

4.7
Indenture, dated as of March 17, 2011, among Willis Group Holdings Public Limited Company, as issuer, Willis Netherlands Holdings B.V., Willis Investment Holdings UK Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America Inc., as Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 17, 2011 (SEC File No. 001-16503))

4.8
First Supplemental Indenture, dated as of March 17, 2011, among Willis Group Holdings Public Limited Company, as Issuer, Willis Netherlands Holdings B.V., Willis Investment Holdings UK Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America Inc., as guarantors, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on March 17, 2011 (SEC File No. 001-16503))

10.1
Credit Agreement, dated as of December 16, 2011, among Trinity Acquisition plc, Willis Group Holdings Public Limited Company, the Lenders party thereto, Barclays Bank PLC, as Administrative Agent, Swing Line Lender and as an L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 20, 2011 (SEC File No. 001-16503))

10.2
Guaranty Agreement, dated as of December 16, 2011, among Trinity Acquisition plc, Willis Group Holdings Public Limited Company, Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on December 20, 2011 (SEC File No. 001-16503))

10.3
Deed Poll of Assumption dated as of December 31, 2009 between Willis Group Holdings Limited and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.4	Willis Group Senior Management Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.5	Willis Group Holdings 2010 North America Employee Share Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on April 27, 2010 (SEC File No. 001-16503))†

10.6	Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.7
Form of Performance-Based Option Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 10, 2010 (SEC File No. 001-16503))†

10.8
Form of Time-Based Option Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.16 the Company's Form 10-K filed on February 28, 2011 (SEC File No. 001-16503))†

10.9
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (for executive officers) (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.10
Form of Restricted Share Unit Award Agreement for Non-employee Directors under the Willis Group Holdings 2001 Share Purchase Option Plan (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K filed February 29, 2012 (SEC File No. 001-16503))†

10.11
Form of Performance-Based Option Agreement - 2011 Long Term Incentive Program under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 3, 2011 (SEC File No. 001-16503))†

Willis Group Holdings plc

10.12
Form of 2011 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for US employees) (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 3, 2011 (SEC File No. 001-16503))†

10.13
Form of 2011 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for UK employees) (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on May 3, 2011 (SEC File No. 001-16503))†

10.14	Form of 2011 Long Term Incentive Program Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 20, 2011 (SEC File No. 001-16503))†

10.15	The Willis Group Holdings 2004 Bonus and Share Plan (incorporated by reference to Exhibit 10.12 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.16	Rules of the Willis Group Holdings Sharesave Plan 2001 for the United Kingdom (incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.17	The Willis Group Holdings Irish Sharesave Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 5, 2010 (SEC File No. 001-16503))†

10.18	The Willis Group Holdings International Sharesave Plan (incorporated by reference to Exhibit 10.15 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.19	Willis Group Holdings 2008 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.16 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.20
Form of Performance-Based Restricted Share Units Award Agreement under the Willis Group Holdings 2008 Share Purchase and Option Plan (for executive officers) (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.21
Form of Performance-Based Restricted Share Unit Award Agreement granted under the Willis Group Holdings 2008 Share Purchase and Option Plan, dated May 2, 2011, between Joseph J. Plumeri and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.22
Form of Performance-Based Option Award Agreement under the Willis Group Holdings 2008 Share Purchase and Option Plan (for executive officers) (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.23	Hilb Rogal and Hamilton Company 2000 Share Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.24	Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.25
Form of Time-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 6, 2010 (SEC File No. 001-16503))†

10.26
Form of Performance-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.27
Form of Time-Based Option Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 6, 2010 (SEC File No. 001-16503))†

10.28
Form of Performance-Based Option Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.29	Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's 8-K filed on April 30, 2012 (SEC File No. 001-16503))†

10.30
Form of Time Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

Exhibits

10.31
Form of Performance Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

10.32	Rules of the Willis Group Holdings Public Limited Company 2012 Sharesave Sub-Plan for the United Kingdom to the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan*†

10.33
Form of Time Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

10.34
Form of Performance Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

10.35
Form of Time Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (for Non-Employee Directors) (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

10.36	Form of 2012 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for US employees) *†

10.37	Form of 2012 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for UK employees) *†

10.38	Amended and Restated Willis US 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to the Company's Form 8-K filed on November 20, 2009 (SEC File No. 001-16503))†

10.39
First Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan, effective June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.40
Instrument Comprising A Guarantee In Favour of Willis Pension Trustees Limited in Respect of the Willis Pension Scheme (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 5 2012 (SEC File No. 001-16503))†

10.41	Schedule of Contributions for the Willis Pension Scheme (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on April 5, 2012 (SEC File No. 001-16503))†

10.42
Form of Deed of Indemnity of Willis Group Holdings Public Limited Company with directors and officers (incorporated by reference to Exhibit 10.20 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.43
Form of Indemnification Agreement of Willis North America Inc. with directors and officers (incorporated by reference to Exhibit 10.21 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.44
2010 Amended and Restated Employment Agreement, dated as of January 1, 2010, by and between Willis North America, Inc. and Joseph J. Plumeri (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 22, 2010 (SEC File No. 001-16503))†

10.45
First Amendment to Employment Agreement, dated as of October 16, 2012, by and between Willis North America Inc., a subsidiary of Willis Group Holdings Public Limited Company, and Joseph J. Plumeri (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on October 19, 2012 (SEC File No. 001-16503))†

10.46
Form of Performance Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 7, 2012 between Joseph J. Plumeri and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

10.47
Offer Letter dated June 22, 2010 and Form of Employment Agreement between Willis North America, Inc. and Michael K. Neborak (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 23, 2010 (SEC File No. 001-16503))†

10.48
Agreement of Restrictive Covenants and Other Obligations dated as of August 2, 2010 between the Company and Michael K. Neborak (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Public Limited Company's Form 10-K filed on February 28, 2011 (SEC File No. 001-16503))†

10.49
Second Restated Employment Agreement, effective as of December 3, 2010, between Willis North America Inc. and Victor Krauze (incorporated by reference to Exhibit 10.45 to the Company's Form 10-K filed on February 29, 2012 (SEC File No. 001-16503))†

Willis Group Holdings plc

10.50
First Amendment to Offer of Promotion dated as of October 16, 2012, by and between Willis North America Inc., a subsidiary of Willis Group Holdings Public Limited Company, and Victor P. Krauze. (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed on October 19, 2012)†

10.51
Employment Agreement, dated as of October 16, 2012, by and between Willis Group Holdings Public Limited Company and Dominic Casserley (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 19, 2012)†

10.52	Contract of Employment, dated as of February 28, 2011 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Stephen P. Hearn *†

10.53
Amendment, dated July 19, 2012, to the Contract of Employment, dated as of February 28, 2011 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Stephen P. Hearn *†

10.54
Contract of Employment, dated as of October 16, 2012 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Stephen P. Hearn (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on October 19, 2012)†

10.55	Contract of Employment, dated as of December 17, 2007 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright *†

10.56
Amendment, dated July 19, 2012, to the Contract of Employment, dated as of December 17, 2007 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright *†

10.57	Confidentiality Agreement dated as of January 17, 2008 between the Willis Group Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright*†

10.58
Investment and Share Purchase Agreement dated as of November 18, 2009 by and among Willis Europe BV, Astorg Partners, Soleil, Alcee, the Lucas family shareholders, the Gras family shareholders, key managers of Gras Savoye & Cie and other minority shareholders of Gras Savoye (incorporated by reference to Exhibit 10.37 to the Company's Form 10-K filed on March 1, 2010 (SEC File No. 001-16503))

10.59
Shareholders Agreement dated as of December 17, 2009 by and among Willis Europe BV, Astorg Partners, Soleil, Alcee, the Lucas family shareholders, the Gras family shareholders, key managers of Gras Savoye & Cie and other minority shareholders of Gras Savoye (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K filed on March 1, 2010 (SEC File No. 001-16503))

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.*

21.1	List of subsidiaries*
23.1	Consent of Deloitte LLP*
31.1	Certification Pursuant to Rule 13a-14(a)*
31.2	Certification Pursuant to Rule 13a-14(a)*
32.1	Certification Pursuant to 18 USC. Section 1350*
32.2	Certification Pursuant to 18 USC. Section 1350*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________________

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS GROUP HOLDINGS PLC (REGISTRANT)

By:	/s/ MICHAEL K. NEBORAK
Michael K. Neborak Group Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 28, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 28th day of February 2013.

/s/ DOMINIC CASSERLEY	/s/ JOSEPH A. CALIFANO
Dominic Casserley Chief Executive Officer and Director (Principal Executive Officer)	Joseph A. Califano, Jr. Director

/s/ ANNA C. CATALANO	/s/ SIR ROY GARDNER
Anna C. Catalano Director	Sir Roy Gardner Director

/s/ THE RT. HON. SIR JEREMY HANLEY, KCMG	/s/ ROBYN S. KRAVIT
The Rt. Hon. Sir Jeremy Hanley, KCMG Director	Robyn S. Kravit Director

/s/ JEFFREY B. LANE	/s/ WENDY E. LANE
Jeffrey B. Lane Director	Wendy E. Lane Director

/s/ JAMES F. McCANN	/s/ JOSEPH J. PLUMERI
James F. McCann Director	Joseph J. Plumeri Director

/s/ DOUGLAS B. ROBERTS	/s/ MICHAEL J. SOMERS
Douglas B. Roberts Director	Michael J. Somers Director