Form 10-Q
period 2013-03-31
WILLIS GROUP HOLDINGS PLC
filed 2013-05-08
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16503
 _______________________________
WILLIS GROUP HOLDINGS PUBLIC
LIMITED COMPANY
(Exact name of registrant as specified in its charter)

Ireland (Jurisdiction of incorporation or organization)	98-0352587 (I.R.S. Employer Identification No.)

c/o Willis Group Limited
51 Lime Street, London, EC3M 7DQ, England
(Address of principal executive offices)
(011) 44-20-3124-6000
(Registrant’s telephone number, including area code)
   _______________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐      No  ☑
As of May 3, 2013 there were outstanding 174,094,830 ordinary shares, nominal value $0.000115 per share, of the Registrant.

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

•	our ability to implement and realize anticipated benefits of any expense reduction initiative, charge or any revenue generating initiatives;

•	volatility or declines in insurance markets and premiums on which our commissions are based, but which we do not control;

•	our ability to continue to manage our significant indebtedness;

•	our ability to compete effectively in our industry, including the impact of our refusal to accept contingent commissions from carriers in the non-Human Capital areas of our retail brokerage business;

•	material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane;

•	our ability to retain key employees and clients and attract new business;

•	the timing or ability to carry out share repurchases and redemptions;

•	the timing or ability to carry out refinancing or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;

•	fluctuations in our earnings as a result of potential changes to our valuation allowance(s) on our deferred tax assets;

•	any fluctuations in exchange and interest rates that could affect expenses and revenue;

•	the potential costs and difficulties in complying with a wide variety of foreign laws and regulations and any related changes, given the global scope of our operations;

•	rating agency actions that could inhibit our ability to borrow funds or the pricing thereof;

•	a significant decline in the value of investments that fund our pension plans or changes in our pension plan liabilities or funding obligations;

•	our ability to achieve the expected strategic benefits of transactions, including any growth from associates;

•	further impairment of the goodwill of one of our reporting units, in which case we may be required to record additional significant charges to earnings;

•	our ability to receive dividends or other distributions in needed amounts from our subsidiaries;

•	changes in the tax or accounting treatment of our operations and fluctuations in our tax rate;

•	any potential impact from the US healthcare reform legislation;

•	our involvements in and the results of any regulatory investigations, legal proceedings and other contingencies;

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
The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information see the section entitled ‘Risk Factors’ included in Willis’ Form 10-K for the year ended December 31, 2012. Copies are available online at http://www.sec.gov or www.willis.com or on request from the Company as set forth in Part I, Item I ‘Business — Available Information’ in Willis’ Form 10-K.

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

Willis Group Holdings plc

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended March 31,
	Note	2013	2012
		(millions, except per share data)
REVENUES
Commissions and fees		$1,046	$1,005
Investment income		4	5
Other income		1	3
Total revenues		1,051	1,013
EXPENSES
Salaries and benefits	3	(568)	(506)
Other operating expenses		(156)	(156)
Depreciation expense		(26)	(19)
Amortization of intangible assets	11	(14)	(15)
Total expenses		(764)	(696)
OPERATING INCOME		287	317
Interest expense		(31)	(32)
INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		256	285
Income taxes	4	(48)	(68)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES		208	217
Interest in earnings of associates, net of tax		15	15
NET INCOME		223	232
Less: net income attributable to noncontrolling interests		(4)	(7)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$219	$225

EARNINGS PER SHARE — BASIC AND DILUTED
— Basic earnings per share	5	$1.27	$1.29
— Diluted earnings per share	5	$1.24	$1.28
CASH DIVIDENDS DECLARED PER SHARE		$0.28	$0.27
The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Three months ended March 31,
	Note	2013	2012
		(millions)
Comprehensive income		$186	$264
Less: comprehensive income attributable to noncontrolling interests		(3)	(8)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	17	$183	$256

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2013	December 31, 2012
		(millions, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$531	$500
Accounts receivable, net		1,051	933
Fiduciary assets		9,811	9,271
Deferred tax assets		16	13
Other current assets	12	186	181
Total current assets		11,595	10,898
NON-CURRENT ASSETS
Fixed assets, net		447	468
Goodwill	10	2,813	2,827
Other intangible assets, net	11	369	385
Investments in associates		183	174
Deferred tax assets		15	18
Pension benefits asset		181	136
Other non-current assets	12	199	206
Total non-current assets		4,207	4,214
TOTAL ASSETS		$15,802	$15,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$9,811	$9,271
Deferred revenue and accrued expenses		455	541
Income taxes payable		34	19
Short-term debt and current portion of long-term debt	14	15	15
Deferred tax liabilities		23	21
Other current liabilities	13	333	327
Total current liabilities		10,671	10,194
NON-CURRENT LIABILITIES
Long-term debt	14	2,387	2,338
Liability for pension benefits		269	282
Deferred tax liabilities		15	18
Provisions for liabilities		189	180
Other non-current liabilities	13	378	375
Total non-current liabilities		3,238	3,193
Total liabilities		13,909	13,387

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	Note	March 31, 2013	December 31, 2012
		(millions, except share data)
COMMITMENTS AND CONTINGENCIES	7
EQUITY
Ordinary shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued 173,878,274 shares in 2013 and 173,178,733 shares in 2012		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2013 and 2012		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2013 and 2012		—	—
Additional paid-in capital		1,155	1,125
Retained earnings		1,599	1,427
Accumulated other comprehensive loss, net of tax	16	(886)	(850)
Treasury shares, at cost, 46,408 shares, $0.000115 nominal value, in 2013 and 2012 and 40,000 shares, €1 nominal value, in 2013 and 2012		(3)	(3)
Total Willis Group Holdings stockholders’ equity	17	1,865	1,699
Noncontrolling interests	17	28	26
Total equity		1,893	1,725
TOTAL LIABILITIES AND EQUITY		$15,802	$15,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three months ended March 31,
	Note	2013	2012
		(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$223	$232
Adjustments to reconcile net income to total net cash provided by operating activities:
Net gain on disposal of operations and fixed and intangible assets		(1)	(3)
Depreciation expense		26	19
Amortization of intangible assets	11	14	15
Amortization of cash retention awards		2	62
Net periodic (income) cost of defined benefit pension plans	6	(1)	1
Provision for doubtful debts		1	4
Provision (benefit) for deferred income taxes		2	(2)
Share-based compensation		12	9
Gain on derivative instruments		(4)	—
Undistributed earnings of associates		(13)	(15)
Effect of exchange rate changes on net income		(5)	(5)
Change in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		(128)	(80)
Fiduciary assets		(672)	(924)
Fiduciary liabilities		672	924
Cash awards paid		(196)	(245)
Funding of defined benefit pension plans		(44)	(33)
Other assets		(4)	(7)
Other liabilities		142	127
Movement on provisions		13	(17)
Net cash provided by operating activities		39	62
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		4	3
Additions to fixed assets		(23)	(36)
Acquisitions of subsidiaries, net of cash acquired		(1)	(2)
Payments to acquire other investments		(1)	(2)
Net cash used in investing activities		(21)	(37)

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		Three months ended March 31,
	Note	2013	2012
		(millions)
INCREASE IN CASH AND CASH EQUIVALENTS FROM OPERATING AND INVESTING ACTIVITIES		$18	$25
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	14	55	85
Repayments of debt	14	(4)	(2)
Repurchase of shares	17	—	(19)
Proceeds from issue of shares		19	11
Dividends paid		(47)	(46)
Proceeds from sale of noncontrolling interests		—	3
Acquisition of noncontrolling interests		(4)	(29)
Dividends paid to noncontrolling interests		(1)	(3)
Net cash provided by financing activities		18	—
INCREASE IN CASH AND CASH EQUIVALENTS		36	25
Effect of exchange rate changes on cash and cash equivalents		(5)	3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		500	436
CASH AND CASH EQUIVALENTS, END OF PERIOD		$531	$464

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
In its capacity as an advisor, insurance and reinsurance broker, the Company acts as an intermediary between clients and insurance carriers by advising clients on risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through the Company’s global distribution network.
2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying condensed consolidated financial statements (‘Interim Financial Statements’) have been prepared in accordance with accounting principles generally accepted in the United States of America (‘US GAAP’).
The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three month period ended March 31, 2013 may not necessarily be indicative of the operating results for the entire fiscal year.
These Interim Financial Statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2012 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2013 (‘2012 10-K’).

In February 2013, the Financial Accounting Standards Board ('FASB') issued Accounting Standards Update ('ASU') No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income but do require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012 and has been applied for this first quarter 2013 - see Note 16 - 'Comprehensive Income'.

3.    SALARIES AND BENEFITS EXPENSE
Severance Costs
Severance costs arise in the normal course of business and these charges amounted to $nil in the three months ended March 31, 2013 (three months ended March 31, 2012: $nil).

During the three months ended March 31, 2013, the Company incurred additional salaries and benefits costs of $29 million, of which $28 million related to severance costs, in relation to an Expense Reduction Initiative. These costs related to 207 positions that have been or are in the process of being eliminated.

Notes to the financial statements
 (Unaudited)

4.    INCOME TAXES
The tables below reflect the components of the three months ended March 31, 2013 and 2012 tax charge:

	Income before tax	Tax	Effective tax rate
	(millions, except percentages)
Three months ended March 31, 2013
Non-US ordinary income taxed at estimated annual effective tax rate	$218	$(45)	21%
US ordinary income and tax charge	38	(3)	8%
As reported	$256	$(48)	19%
Three months ended March 31, 2012
Ordinary income taxed at estimated annual effective tax rate	$297	$(73)	25%
Items where tax effect is treated discretely:
Write-off of uncollectible accounts receivable balance in Chicago	(12)	5	41%
As reported	$285	$(68)	24%
For interim income tax reporting purposes, the Company generally determines its best estimate of an annual effective tax rate and applies that rate to its year-to-date ordinary income. The Company's estimated annual effective tax rate excludes significant, unusual or infrequently occurring items and certain other items excluded pursuant to the US GAAP authoritative guidance where applicable. The income tax expense (or benefit) related to all other items is individually computed and recognized when the items occur.
The tax rate for the three months ended March 31, 2013 of 19 percent is lower than the tax rate for the three months ended March 31, 2012 of 24 percent primarily due to the impact of a valuation allowance maintained against US deferred tax assets, which results in a smaller tax charge on US profits in the current interim period compared with prior interim periods.
The Company's tax rate differs from the US statutory income tax rate of 35 percent primarily due to income being subject to tax in numerous non-US jurisdictions with varying tax rates, as well as the valuation allowance maintained in the US due to losses incurred in recent years.

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
At March 31, 2013, time-based and performance-based options to purchase 9.6 million and 6.3 million shares (2012: 8.8 million and 7.1 million), respectively, and 2.4 million restricted stock units (2012: 1.2 million), were outstanding.

Willis Group Holdings plc

5. EARNINGS PER SHARE (Continued)

Basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2013	2012
	(millions, except per share data)
Net income attributable to Willis Group Holdings	$219	$225

Basic average number of shares outstanding	173	174
Dilutive effect of potentially issuable shares	3	2
Diluted average number of shares outstanding	176	176
Basic earnings per share:
Net income attributable to Willis Group Holdings shareholders	$1.27	$1.29

Dilutive effect of potentially issuable shares	(0.03)	(0.01)
Diluted earnings per share:
Net income attributable to Willis Group Holdings shareholders	$1.24	$1.28
Options to purchase 7.8 million shares were not included in the computation of the dilutive effect of stock options for the three months ended March 31, 2013 because the effect was antidilutive (three months ended March 31, 2012: 5.9 million).

6.    PENSION PLANS
The components of the net periodic benefit (income) cost of the UK, US and international and US non-qualified defined benefit plans are as follows:

	Three months ended March 31,
	UK Pension Benefits		US Pension Benefits		International and US non-qualified Pension Benefits
	2013	2012	2013	2012	2013	2012
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$9	$8	$—	$—	$1	$1
Interest cost	27	27	10	10	1	2
Expected return on plan assets	(47)	(45)	(13)	(11)	(1)	(2)
Amortization of unrecognized prior service gain	(1)	(1)	—	—	—	—
Amortization of unrecognized actuarial loss	11	10	2	2	—	—
Net periodic benefit (income) cost	$(1)	$(1)	$(1)	$1	$1	$1

During the three months ended March 31, 2013, the Company made cash contributions of $30 million (2012: $21 million) into the UK defined benefit pension plan. This includes a $10 million payment that has arisen as a result of the share-buy back program discussed below. In addition to this, a further payment of $3 million (2012: $3 million) was made in respect of employees’ salary sacrifice contributions. Cash contributions of $9 million and $2 million (2012: $7 million and $2 million) were made to the US plan and international and US non-qualified defined benefit pension plans, respectively.
Contributions to the UK defined benefit pension plan in 2013 are expected to total $91 million, of which approximately $22 million relates to on-going contributions calculated as 15.9 percent of active plan members’ pensionable salaries, approximately $59 million relates to contributions towards funding the deficit and $10 million relates to 10 percent of the $100 million share buy-back program completed during 2012, as required under the current agreed schedule of contributions.
In addition, under the current schedule of contributions, further contributions will be payable based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and

Notes to the financial statements
 (Unaudited)
6. PENSION PLANS (CONTINUED)

an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks and special dividends). Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($474 million) over the six-year period ended December 31, 2017.
The schedule of contributions is automatically renegotiated after three years and at any earlier time jointly agreed by the Company and the Trustee.
In addition, for full year 2013, the Company will contribute approximately $12 million to the UK defined benefit pension plan related to employees’ salary sacrifice contributions. The Company also expects to contribute approximately $40 million to the US plan and $11 million to the international and US non-qualified plans for the full year 2013 (inclusive of amounts contributed in the year to date).

7.     COMMITMENTS AND CONTINGENCIES
Contractual Obligations
Pensions
The Company’s pension funding obligations are set out in Note 6 — ‘Pension Plans’.
Other Contractual Obligations
In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP. As of March 31, 2013 there had been approximately $11 million of capital contributions.
In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As of March 31, 2013 there had been approximately $2 million of capital contributions.
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
On the basis of current information, the Company does not expect that the actual claims, lawsuits and other proceedings to which the Company is subject, or potential claims, lawsuits, and other proceedings relating to matters of which it is aware, will ultimately have a material adverse effect on the Company’s financial condition, results of operations or liquidity. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation and disputes with insurance companies, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
The material actual or potential claims, lawsuits, and other proceedings, of which the Company is currently aware, are:
Stanford Financial Group Litigation
The Company has been named as a defendant in 12 similar lawsuits relating to the collapse of The Stanford Financial Group (‘Stanford’), for which Willis of Colorado, Inc. acted as broker of record on certain lines of insurance. The complaints in these actions generally allege that the defendants actively and materially aided Stanford’s alleged fraud by providing Stanford with certain letters regarding coverage that they knew would be used to help retain or attract actual or prospective Stanford client

Willis Group Holdings plc

7. COMMITMENTS AND CONTINGENCIES (Continued)

investors. The complaints further allege that these letters, which contain statements about Stanford and the insurance policies that the defendants placed for Stanford, contained untruths and omitted material facts and were drafted in this manner to help Stanford promote and sell its allegedly fraudulent certificates of deposit.
The 12 actions are as follows:

•
Troice, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:9-CV-1274-N, was filed on July 2, 2009 in the U.S. District Court for the Northern District of Texas against Willis Group Holdings plc, Willis of Colorado, Inc. and a Willis associate, among others. On April 1, 2011, plaintiffs filed the operative Third Amended Class Action Complaint individually and on behalf of a putative, worldwide class of Stanford investors, adding Willis Limited as a defendant and alleging claims under Texas statutory and common law and seeking damages in excess of $1 billion, punitive damages and costs. On May 2, 2011, the defendants filed motions to dismiss the Third Amended Class Action Complaint, arguing, inter alia, that the plaintiffs’ claims are precluded by the Securities Litigation Uniform Standards Act of 1998 (‘SLUSA’).

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

•
Ranni v. Willis of Colorado, Inc., et al., C.A. No. 9-22085, was filed on July 17, 2009 against Willis Group Holdings plc and Willis of Colorado, Inc. in the U.S. District Court for the Southern District of Florida. The complaint was filed on behalf of a putative class of Venezuelan and other South American Stanford investors and alleges claims under Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder) and Florida statutory and common law and seeks damages in an amount to be determined at trial. On October 6, 2009, Ranni was transferred, for consolidation or coordination with other Stanford-related actions (including Troice), to the Northern District of Texas by the U.S. Judicial Panel on Multidistrict Litigation (the ‘JPML’). The defendants have not yet responded to the complaint in Ranni.

•
Canabal, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:9-CV-1474-D, was filed on August 6, 2009 against Willis Group Holdings plc, Willis of Colorado, Inc. and the same Willis associate named as a defendant in Troice, among others, also in the Northern District of Texas. The complaint was filed individually and on behalf of a putative class of Venezuelan Stanford investors, alleged claims under Texas statutory and common law and sought damages in excess of $1 billion, punitive damages, attorneys’ fees and costs. On December 18, 2009, the parties in Troice and Canabal stipulated to the consolidation of those actions (under the Troice civil action number), and, on December 31, 2009, the plaintiffs in Canabal filed a notice of dismissal, dismissing the action without prejudice.

•
Rupert, et al. v. Winter, et al., Case No. 2009C115137, was filed on September 14, 2009 on behalf of 97 Stanford investors against Willis Group Holdings plc, Willis of Colorado, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). The complaint alleges claims under the Securities Act of 1933, Texas and Colorado statutory law and Texas common law and seeks special, consequential and treble damages of more than $300 million, attorneys’ fees and costs. On October 20, 2009, certain defendants, including Willis of Colorado, Inc., (i) removed Rupert to the U.S. District Court for the Western District of Texas, (ii) notified the JPML of the pendency of this related action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On April 1, 2010, the JPML issued a final transfer

Notes to the financial statements
 (Unaudited)
7. COMMITMENTS AND CONTINGENCIES (Continued)

order for the transfer of Rupert to the Northern District of Texas. On January 24, 2012, the court remanded Rupert to Texas State Court (Bexar County), but stayed the action until further order of the court. The defendants have not yet responded to the complaint in Rupert.

•
Casanova, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:10-CV-1862-O, was filed on September 16, 2010 on behalf of seven Stanford investors against Willis Group Holdings plc, Willis Limited, Willis of Colorado, Inc. and the same Willis associate, among others, also in the Northern District of Texas. The complaint alleges claims under Texas statutory and common law and seeks actual damages in excess of $5 million, punitive damages, attorneys’ fees and costs. The defendants have not yet responded to the complaint in Casanova.

•
Rishmague, et ano. v. Winter, et al., Case No. 2011CI2585, was filed on March 11, 2011 on behalf of two Stanford investors, individually and as representatives of certain trusts, against Willis Group Holdings plc, Willis of Colorado, Inc., Willis of Texas, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). The complaint alleges claims under Texas and Colorado statutory law and Texas common law and seeks special, consequential and treble damages of more than $37 million and attorneys’ fees and costs. On April 11, 2011, certain defendants, including Willis of Colorado, Inc., (i) removed Rishmague to the Western District of Texas, (ii) notified the JPML of the pendency of this related action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On August 8, 2011, the JPML issued a final transfer order for the transfer of Rishmague to the Northern District of Texas, where it is currently pending. The defendants have not yet responded to the complaint in Rishmague.

•
MacArthur v. Winter, et al., Case No. 2013-07840, was filed on February 8, 2013 on behalf of two Stanford investors against Willis Group Holdings plc, Willis of Colorado, Inc., Willis of Texas, Inc. and the same Willis associate, among others, in Texas state court (Harris County). The complaint alleges claims under Texas and Colorado statutory law and Texas common law and seeks actual, special, consequential and treble damages of approximately $4 million and attorneys' fees and costs. On March 29, 2013, Willis of Colorado, Inc. and Willis of Texas, Inc. (i) removed MacArthur to the U.S. District Court for the Southern District of Texas and (ii) notified the JPML of the pendency of this related action. On April 2, 2013, Willis of Colorado, Inc. and Willis of Texas, Inc. filed a motion in the Southern District of Texas to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. Also on April 2, 2013, the court presiding over MacArthur in the Southern District of Texas transferred the action to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions.The defendants have not yet responded to the complaint in MacArthur.

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

•
Tisminesky, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05676CA09, was filed on February 14, 2013 on behalf of 11 Stanford investors against Willis Group Holdings plc, Willis Limited and Willis of Colorado, Inc. in Florida state court (Miami-Dade County). The complaint alleges claims under Florida common law and seeks compensatory damages in excess of $6.5 million. The defendants have not yet responded to the complaint in Tisminesky.

•
Zacarias, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05678CA11, was filed on February 14, 2013 on behalf of 10 Stanford investors against Willis Group Holdings plc, Willis Limited and Willis of Colorado, Inc.

Willis Group Holdings plc

7. COMMITMENTS AND CONTINGENCIES (Continued)

in Florida state court (Miami-Dade County). The complaint alleges claims under Florida common law and seeks compensatory damages in excess of $12.5 million. The defendants have not yet responded to the complaint in Zacarias.

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
The Company cooperated with both the EC and the EFTAS to resolve issues raised in their final joint report regarding coinsurance. In 2012, the EC appointed Ernst & Young to conduct a review of the coinsurance market and Ernst & Young approached one broking firm in each Member State. Three of our European subsidiaries (UK, Spain and the Netherlands) either met with Ernst & Young or received questionnaires from them on this matter in 2012. The EC published Ernst & Young's report on February 11, 2013, which described the nature and benefits of the coinsurance and subscription markets. The EC intends to consult further on these findings during 2013 before determining next steps.
Regulatory Investigation
In 2011, we and the UK Financial Services Authority (the 'FSA') announced a settlement for lapses by Willis Limited, our UK brokerage subsidiary, in its implementation and documentation of its controls to counter the risks of improper payments being made to non-FSA authorized overseas third parties engaged to help win business, particularly in high risk jurisdictions.

As a result of an FSA settlement in 2011, we conducted a further internal review of certain high-risk payments made by our UK subsidiary between 2005 and 2009. We do not believe that this further internal review will result in any material fines or sanctions, but there can be no assurance that any resolution will not have an adverse impact on us or our ability to conduct our business in certain jurisdictions. While we believe that our current systems and controls are adequate and in accordance with all applicable laws and regulations, we cannot assure that such systems and controls will prevent any violations of applicable laws and regulations.

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

The fair value of these swaps at the close out date was $16 million, representing a cash settlement amount on termination. In connection with the terminated swaps, the Company retained a gain of $15 million in other comprehensive income as the forecasted short-term investment transactions in relation to which the swaps qualified as cash flow hedges were still considered probable. These amounts are reclassified into earnings consistent with when the forecasted swap transactions affect earnings. We expect approximately $5 million of the gain to be recognized in the consolidated statement of operations in 2013 including $1 million already recognized in three months ended March 31, 2013.
At March 31, 2013, the Company had no derivative financial instruments that were designated as cash flow hedges of interest rate risk on investments.
Interest Rate Risk — Interest Expense
The Company's operations are financed principally by $2,050 million fixed rate senior notes and $285 million under a 5 year term loan facility. The Company also has access to $522 million under three revolving credit facilities.
The 5 year term loan facility bears interest at LIBOR plus 1.50%. As of March 31, 2013, $55 million was drawn on the $500 million revolving credit facility. Drawings under that facility bear interest at LIBOR plus 1.50%. These margins apply while the Company’s debt rating remains BBB-/Baa3. Should the Company’s debt rating change, then the margin will change in accordance with the credit facilities agreements. The fixed rate senior notes bear interest at various rates as detailed in Note 14 — ‘Debt’.
During the three months ended March 31, 2010, the Company entered into a series of interest rate swaps for a total notional amount of $350 million to receive a fixed rate and pay a variable rate on a semi-annual basis, with a maturity date of July 15, 2015. The Company had previously designated and accounted for these instruments as fair value hedges against its $350 million 5.625% senior notes due 2015 until the first quarter of 2013 at which point these swaps, although remaining as economic hedges, no longer qualified for hedge accounting. The fair value of the interest rate swaps continues to be included within other assets and the fair value of the hedged element of the senior notes previously recognized within long-term debt will be amortized through interest expense over the period to maturity.
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
At March 31, 2013 and December 31, 2012, the Company’s foreign currency contracts were all designated as hedging instruments except those relating to short-term cash flows and hedges of certain intercompany loans.

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for Pounds sterling in the case of US dollars and US dollars for Euro and Japanese yen. Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

	Sell	Fair value
	(millions)
US dollar	$318	$(14)
Euro	77	4
Japanese yen	42	4
In addition to forward exchange contracts we undertake short-term foreign exchange swaps for liquidity purposes. These are not designated as hedges and do not qualify for hedge accounting. The fair values at March 31, 2013 and December 31, 2012 were immaterial.
During the three months ended March 31, 2013, the Company entered into a number of foreign currency transactions in order to hedge certain intercompany loans.  These derivatives were not designated as hedging instruments and were for a total notional amount of $209 million.  In respect of these transactions, an immaterial amount has been recognized as an asset within other current assets and a nominal gain has been recognized in other operating expenses for the period.

Notes to the financial statements
 (Unaudited)
8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Derivative Financial Instruments
The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at March 31, 2013 and December 31, 2012:

		Fair value
Derivative financial instruments designated as hedging instruments:	Balance sheet classification	March 31, 2013	December 31, 2012
		(millions)
Assets:
Forward exchange contracts	Other assets	$8	$9
Interest rate swaps (fair value hedges)	Other assets	—	22
Total derivatives designated as hedging instruments		$8	$31
Liabilities:
Forward exchange contracts	Other liabilities	$14	$—
The table below presents the fair value of the Company’s derivative financial instruments that are no longer in a hedging relationship and their balance sheet classification at March 31, 2013 and December 31, 2012:

		Fair value
Derivative financial instruments no longer designated as hedging instruments:	Balance sheet classification	March 31, 2013	December 31, 2012
		(millions)
Assets:
Interest rate swaps	Other assets	$23	$—

Cash Flow Hedges
The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for the three months ended March 31, 2013 and 2012:

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in OCI(i)on derivative (effective element)	Location of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Amount of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Location of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)	Amount of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)
	(millions)		(millions)		(millions)
Three months ended March 31, 2013
Interest rate swaps	$—	Investment income	$(1)	Other operating expenses	$—
Forward exchange contracts	(13)	Other operating expenses	(2)	Interest expense	—
Total	$(13)		$(3)		$—
Three months ended March 31, 2012
Interest rate swaps	$(2)	Investment income	$2	Other operating expenses	$—
Forward exchange contracts	3	Other operating expenses	2	Interest expense	1
Total	$1		$4		$1
 ____________________
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
At March 31, 2013, the Company estimates there will be $3 million of net derivative gains reclassified from accumulated comprehensive income into earnings within the next twelve months as the forecasted transactions affect earnings.
Fair Value Hedges
The Company had previously designated and accounted for interest rate swaps as fair value hedges against its $350 million 5.625% senior notes due 2015 until the first quarter of 2013 at which point these swaps, although remaining as economic hedges, no longer qualified for hedge accounting.
The table below presents the effects of derivative financial instruments in fair value hedging relationships on the consolidated statements of operations for the three months ended March 31, 2013 and 2012.

Derivative in fair value hedging relationships	Hedged item in fair value hedging relationship	(Loss) gain recognized for derivative	Gain (loss) recognized for hedged item	Ineffectiveness recognized in interest expense
(millions)
Three months ended March 31, 2013
Interest rate swaps	5.625% senior notes due 2015	$—	$—	$—
Three months ended March 31, 2012
Interest rate swaps	5.625% senior notes due 2015	$—	$—	$—
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
The table below presents the effects of derivative financial instruments no longer in fair value hedging relationships on the consolidated statements of operations for the three months ended March 31, 2013 and 2012.

Derivative no longer in fair value hedging relationships	Hedged item no longer in fair value hedging relationship	(Loss) gain recognized for derivative	Amortization of prior loss recognized on hedged item	Net gain recognized in interest expense
		(millions)
Three months ended March 31, 2013
Interest rate swaps	5.625% senior notes due 2015	$—	$(2)	$2
Three months ended March 31, 2012
Interest rate swaps	5.625% senior notes due 2015	$—	$—	$—

Credit Risk and Concentrations of Credit Risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted and from movements in interest rates and foreign exchange rates. The Company currently does not anticipate non-performance by its counterparties. The Company generally does not require collateral or other security to support financial instruments with credit risk.
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
Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of March 31, 2013.

9.    FAIR VALUE MEASUREMENT
The Company has categorized its assets and liabilities that are measured at fair value on a recurring basis into a three-level fair value hierarchy, based on the reliability of the inputs used to determine fair value as follows:

•	Level 1: refers to fair values determined based on quoted market prices in active markets for identical assets;

•	Level 2: refers to fair values estimated using observable market based inputs or unobservable inputs that are corroborated by market data; and

•	Level 3: includes fair values estimated using unobservable inputs that are not corroborated by market data.

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

•	Long-term debt excluding the fair value hedge - Fair values are based on quoted market values and so classified as Level 1 measurements.

•
Derivative financial instruments - Market values have been used to determine the fair value of interest rate swaps and forward foreign exchange contracts based on estimated amounts the Company would receive or have to pay to terminate the agreements, taking into account the current interest rate environment or current foreign currency forward rates.

Recurring basis

The following table presents, for each of the fair-value hierarchy levels, the Company's assets and liabilities that are measured at fair value on a recurring basis.

	March 31, 2013
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Cash and cash equivalents	$531	$—	$—	$531
Fiduciary funds (included within Fiduciary assets)	1,991	—	—	1,991
Derivative financial instruments	—	31	—	31
Total assets	$2,522	$31	$—	$2,553
Liabilities at fair value:
Derivative financial instruments	$—	$14	$—	$14
Total liabilities	$—	$14	$—	$14

Willis Group Holdings plc

9. FAIR VALUE MEASUREMENT (Continued)

	December 31, 2012
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Cash and cash equivalents	$500	$—	$—	$500
Fiduciary funds (included within Fiduciary assets)	1,796	—	—	1,796
Derivative financial instruments	—	31	—	31
Total assets	$2,296	$31	$—	$2,327
Liabilities at fair value:
Changes in fair value of hedged debt (i)	$—	$18	$—	$18
Total liabilities	$—	$18	$—	$18
____________________

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

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

	March 31, 2013		December 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Assets:
Derivative financial instruments	$31	$31	$31	$31
Liabilities:
Short-term debt	$15	$15	$15	$15
Long-term debt	2,387	2,635	2,338	2,576
Derivative financial instruments	14	14	—	—

10.    GOODWILL
Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Goodwill is not amortized but is subject to impairment testing annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable.

The Company has determined that its reporting units are consistent with its operating segments: North America; International and Global. Goodwill is allocated to these reporting units based on the original purchase price allocation for acquisitions within the reporting units. When a business entity is sold, goodwill is allocated to the disposed entity based on the fair value of that entity compared with the fair value of the reporting unit in which it is included.

Notes to the financial statements
 (Unaudited)
10. GOODWILL (Continued)

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2013 and the year ended December 31, 2012 are as follows:

	Global	North America	International	Total
	(millions)
Balance at January 1, 2012:
Goodwill, gross	$1,122	$1,782	$391	$3,295
Accumulated impairment losses	—	—	—	—
Goodwill, net	$1,122	$1,782	$391	$3,295
Purchase price allocation adjustments	—	—	2	2
Goodwill acquired during the year	—	10	2	12
Goodwill disposed of during the year	—	—	(1)	(1)
Goodwill impairment charge	—	(492)	—	(492)
Foreign exchange	5	—	6	11
Balance at December 31, 2012:
Goodwill, gross	$1,127	$1,792	$400	$3,319
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	$1,127	$1,300	$400	$2,827
Goodwill acquired during the period	—	—	1	1
Foreign exchange	(6)	—	(9)	(15)
Balance at March 31, 2013:
Goodwill, gross	$1,121	$1,792	$392	$3,305
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	$1,121	$1,300	$392	$2,813

11.    OTHER INTANGIBLE ASSETS, NET
Other intangible assets are classified into the following categories:

•	‘Customer and Marketing Related’, including:

•	client relationships;

•	client lists;

•	non-compete agreements;

•	trade names; and

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.

Willis Group Holdings plc

11. OTHER INTANGIBLE ASSETS, NET (Continued)

The major classes of amortizable intangible assets are as follows:

	March 31, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(millions)
Customer and Marketing Related:
Client Relationships	$676	$(314)	$362	$717	$(340)	$377
Client Lists	2	(1)	1	3	(1)	2
Non-compete Agreements	3	—	3	3	—	3
Trade Names	2	(1)	1	11	(10)	1
Total Customer and Marketing Related	683	(316)	367	734	(351)	383
Contract based, Technology and Other	4	(2)	2	4	(2)	2
Total amortizable intangible assets	$687	$(318)	$369	$738	$(353)	$385

The aggregate amortization of intangible assets for the three months ended March 31, 2013 was $14 million (three months ended March 31, 2012: $15 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total
	(millions)
Amortization of intangible assets	$40	$47	$40	$35	$30	$177	$369

Notes to the financial statements
 (Unaudited)

12.    OTHER ASSETS
An analysis of other assets is as follows:

	March 31, 2013	December 31, 2012
	(millions)
Other current assets
Prepayments and accrued income	$71	$61
Income tax receivable	35	50
Derivatives	14	14
Debt issuance costs	3	3
Other	63	53
Total other current assets	$186	$181
Other non-current assets
Deferred compensation plan assets	$96	$97
Derivatives	17	17
Prepayments and accrued income	20	24
Debt issuance costs	11	12
Other receivables	55	56
Total other non-current assets	$199	$206
Total other assets	$385	$387

13.    OTHER LIABILITIES
An analysis of other liabilities is as follows:

	March 31, 2013	December 31, 2012
	(millions)
Other current liabilities
Accounts payable	$104	$88
Accrued dividends payable	48	47
Other taxes payable	70	44
Accrued interest payable	7	34
Derivatives	9	—
Other payables	95	114
Total other current liabilities	$333	$327
Other non-current liabilities
Incentives from lessors	$168	$173
Deferred compensation plan liability	99	101
Capital lease obligation	25	28
Other payables	86	73
Total other non-current liabilities	$378	$375
Total other liabilities	$711	$702

Willis Group Holdings plc

14.    DEBT
Short-term debt and current portion of the long-term debt consists of the following:

	March 31, 2013	December 31, 2012
	(millions)
Current portion of 5-year term loan facility expires 2016	$15	$15
	$15	$15
Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
	(millions)

5-year term loan facility expires 2016	$270	$274
Revolving $500 million credit facility	55	—
5.625% senior notes due 2015	350	350
Fair value adjustment on 5.625% senior notes due 2015	16	18
4.125% senior notes due 2016	299	299
6.200% senior notes due 2017	600	600
7.000% senior notes due 2019	300	300
5.750% senior notes due 2021	496	496
3-year term loan facility expires 2015	1	1
	$2,387	$2,338

The 5-year term loan facility expiring 2016 bears interest at LIBOR plus 1.50% and is repayable in quarterly installments and a final repayment of $225 million is due in the fourth quarter of 2016. Drawings under the revolving $500 million credit facility bear interest at LIBOR plus 1.50% and the facility expires on December 16, 2016. These margins apply while the Company’s debt rating remains BBB-/Baa3. As of March 31, 2013 $55 million was outstanding under the revolving credit facility.

Notes to the financial statements
 (Unaudited)

15.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Three months ended March 31,
	2013	2012
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes, net	$10	$9
Cash payments for interest	57	57
Acquisitions:
Fair value of assets acquired	$3	$—
Less: Liabilities assumed	(3)	—
Net assets acquired, net of cash acquired	$—	$—

16.    COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
	(millions)			(millions)
Other comprehensive income:
Foreign currency translation adjustments	$(74)	$—	$(74)	$35	$—	$35
Pension funding adjustments:
Foreign currency translation on pension funding adjustments	53	(13)	40	(21)	6	(15)
Amortization of unrecognized actuarial loss	13	(3)	10	12	(3)	9
Amortization of unrecognized prior service gain	(1)	—	(1)	(1)	—	(1)
	65	(16)	49	(10)	3	(7)
Derivative instruments:
Gain on interest rate swaps (effective element)	—	—	—	(2)	—	(2)
Interest rate swap reclassification adjustment	(1)	—	(1)	2	—	2
Gain on forward exchange contracts (effective element)	(13)	3	(10)	3	(1)	2
Forward exchange contracts reclassification adjustment	(2)	1	(1)	2	—	2
	(16)	4	(12)	5	(1)	4
Other comprehensive (loss) income	(25)	(12)	(37)	30	2	32
Less: Other comprehensive income attributable to noncontrolling interests	1	—	1	(1)	—	(1)
Other comprehensive (loss) income attributable to Willis Group Holdings	$(24)	$(12)	$(36)	$29	$2	$31

Willis Group Holdings plc

16. COMPREHENSIVE INCOME (Continued)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Net foreign currency translation adjustment	Pension funding adjustment	Net unrealized gain on derivative instruments	Total
	(millions)
Balance at December 31, 2012	$(34)	$(831)	$15	$(850)
Other comprehensive income before reclassifications	(73)	40	(10)	(43)
Amounts reclassified from accumulated other comprehensive income	—	9	(2)	7
Net current-period other comprehensive income, net of tax and noncontrolling interests	(73)	49	(12)	(36)
Balance at March 31, 2013	$(107)	$(782)	$3	$(886)

Amounts reclassified out of accumulated other comprehensive income into the statement of operations are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement of operations
Three months ended March 31,	2013	2012
	(millions)

Gains and losses on cash flow hedges (Note 8)
Interest rate swaps	$(1)	$2	Investment income
Foreign exchange contracts	(2)	2	Other operating expenses
	(3)	4	Total before tax
Tax	1	—
	$(2)	$4	Net of tax
Amortization of defined benefit pension items (Note 6)
Prior service gain	$(1)	$(1)	Salaries and benefits
Net actuarial loss	13	12	Salaries and benefits
	12	11	Total before tax
Tax	(3)	(3)
	$9	$8	Net of tax

Total reclassifications for the period	$7	$12

Notes to the financial statements
 (Unaudited)

17.    EQUITY AND NONCONTROLLING INTERESTS
The components of stockholders’ equity and noncontrolling interests are as follows:

	March 31, 2013			March 31, 2012
	Willis Group Holdings stockholders	Noncontrolling interests	Total equity	Willis Group Holdings stockholders	Noncontrolling interests	Total equity
	(millions)
Balance at beginning of period	$1,699	$26	$1,725	$2,486	$31	$2,517
Comprehensive income:
Net income	219	4	223	225	7	232
Other comprehensive income, net of tax	(36)	(1)	(37)	31	1	32
Comprehensive income	183	3	186	256	8	264
Dividends	(47)	(1)	(48)	(47)	(5)	(52)
Additional paid-in capital	33	—	33	21	—	21
Repurchase of shares (i)	—	—	—	(19)	—	(19)
Additional noncontrolling interests	—	—	—	2	1	3
Purchase of subsidiary shares from noncontrolling interests	(3)	—	(3)	(24)	(6)	(30)
Balance at end of period	$1,865	$28	$1,893	$2,675	$29	$2,704
 _________________________________

(i)	Based on settlement date we repurchased 540,000 shares at an average price of $35.27 in the three months ended March 31, 2012.
The effects on equity of changes in Willis Group Holdings ownership interest in its subsidiaries are as follows:

	March 31, 2013	March 31, 2012
	(millions)
Net income attributable to Willis Group Holdings	$219	$225
Transfers from noncontrolling interest:
Decrease in Willis Group Holdings paid-in capital for purchase of noncontrolling interests	(3)	(24)
Increase in Willis Group Holdings paid-in capital for sale of noncontrolling interests	—	2
Net transfers to noncontrolling interests	(3)	(22)
Change from net income attributable to Willis Group Holdings and transfers from noncontrolling interests	$216	$203

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

(ii)	amortization of intangible assets;

(iii)	write-off of uncollectible accounts receivable balance and associated legal fees arising in Chicago due to fraudulent overstatement of commissions and fees; and

(iv)	costs associated with the Expense Reduction Initiative.
The accounting policies of the segments are consistent with those described in Note 2 — ‘Basis of Presentation and Significant Accounting Policies’ to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.

Notes to the financial statements
(Unaudited)
18. SEGMENT INFORMATION (Continued)

Selected information regarding the Company’s segments is as follows:

	Three months ended March 31, 2013
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$383	$1	$—	$384	$7	$171	$—
North America	363	1	1	365	9	89	—
International	300	2	—	302	5	86	15
Total Retail	663	3	1	667	14	175	15
Total Segments	1,046	4	1	1,051	21	346	15
Corporate and Other (i)	—	—	—	—	19	(59)	—
Total Consolidated	$1,046	$4	$1	$1,051	$40	$287	$15

	Three months ended March 31, 2012
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$370	$2	$—	$372	$7	$179	$—
North America	346	—	3	349	8	82	—
International	289	3	—	292	4	81	15
Total Retail	635	3	3	641	12	163	15
Total Segments	1,005	5	3	1,013	19	342	15
Corporate and Other (i)	—	—	—	—	15	(25)	—
Total Consolidated	$1,005	$5	$3	$1,013	$34	$317	$15
_________________________________

(i)	See the following table for an analysis of the ‘Corporate and Other’ line.

	Three months ended March 31,
	2013	2012
	(millions)
Amortization of intangible assets	$(14)	$(15)
Foreign exchange hedging	—	2
Foreign exchange gain on the UK pension plan asset	—	1
Write-off of uncollectible accounts receivable balance in Chicago and associated legal fees (a)	—	(13)
Expense reduction initiative (b)	(46)	—
Other	1	—
Total Corporate and Other	$(59)	$(25)
 _________________________________

(a)	Write-off of uncollectible accounts receivable balance in relation to a previously disclosed fraudulent overstatement of Commissions and fees.

(b)	Charge related to the assessment of the Company's organizational design.

Willis Group Holdings plc

18. SEGMENT INFORMATION (Continued)

The following table reconciles total consolidated operating income, as disclosed in the segment tables above, to consolidated income before income taxes and interest in earnings of associates:

	Three months ended March 31,
	2013	2012
	(millions)
Total consolidated operating income	$287	$317
Interest expense	(31)	(32)
Income before income taxes and interest in earnings of associates	$256	$285

19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
Willis North America Inc. (‘Willis North America’) has $350 million senior notes outstanding that were issued on July 1, 2005. Willis North America issued an additional $600 million of senior notes on March 28, 2007 and $300 million of senior notes on September 29, 2009.
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
The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as of March 31, 2013 of Willis Group Holdings, the Other Guarantors and the Issuer. Investments in subsidiaries in the unaudited condensed consolidating balance sheet for Other represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.
The entities included in the Other Guarantors column for the three months ended March 31, 2013 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, Trinity Acquisition plc, TA I Limited and Willis Group Limited.

Notes to the financial statements
 (Unaudited)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,046	$—	$1,046
Investment income	—	3	—	4	(3)	4
Other income	—	—	—	(185)	186	1
Total revenues	—	3	—	865	183	1,051
EXPENSES
Salaries and benefits	—	—	(23)	(545)	—	(568)
Other operating expenses	(4)	(5)	(43)	(104)	—	(156)
Depreciation expense	—	—	(4)	(22)	—	(26)
Amortization of intangible assets	—	—	—	(16)	2	(14)
Total expenses	(4)	(5)	(70)	(687)	2	(764)
OPERATING (LOSS) INCOME	(4)	(2)	(70)	178	185	287
Investment income from Group undertakings	—	84	62	43	(189)	—
Interest expense	(11)	(49)	(30)	(85)	144	(31)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(15)	33	(38)	136	140	256
Income taxes	—	1	—	(47)	(2)	(48)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(15)	34	(38)	89	138	208
Interest in earnings of associates, net of tax	—	—	—	13	2	15
Equity account for subsidiaries	234	202	74	—	(510)	—
NET INCOME	219	236	36	102	(370)	223
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$219	$236	$36	$98	$(370)	$219

Willis Group Holdings plc

19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$183	$200	$38	$63	$(298)	$186
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(3)	—	(3)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$183	$200	$38	$60	$(298)	$183

Notes to the financial statements
 (Unaudited)
19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,005	$—	$1,005
Investment income	—	3	—	5	(3)	5
Other income	—	—	—	96	(93)	3
Total revenues	—	3	—	1,106	(96)	1,013
EXPENSES
Salaries and benefits	(1)	—	(16)	(489)	—	(506)
Other operating expenses	3	3	(22)	(141)	1	(156)
Depreciation expense	—	—	(3)	(16)	—	(19)
Amortization of intangible assets	—	—	—	(17)	2	(15)
Net loss on disposal of operations	—	—	—	(16)	16	—
Total expenses	2	3	(41)	(679)	19	(696)
OPERATING INCOME (LOSS)	2	6	(41)	427	(77)	317
Investment income from Group undertakings	—	93	64	(5)	(152)	—
Interest expense	(11)	(63)	(37)	(69)	148	(32)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	36	(14)	353	(81)	285
Income taxes	2	2	5	(76)	(1)	(68)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(7)	38	(9)	277	(82)	217
Interest in earnings of associates, net of tax	—	—	—	13	2	15
Equity account for subsidiaries	232	193	35	—	(460)	—
NET INCOME	225	231	26	290	(540)	232
Less: Net income attributable to noncontrolling interests	—	—	—	(7)	—	(7)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$225	$231	$26	$283	$(540)	$225

Willis Group Holdings plc

19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$256	$260	$27	$351	$(630)	$264
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(8)	—	(8)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$256	$260	$27	$343	$(630)	$256

Notes to the financial statements
 (Unaudited)
19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of March 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$2	$—	$528	$—	$531
Accounts receivable, net	—	—	—	1,023	28	1,051
Fiduciary assets	—	—	—	10,709	(898)	9,811
Deferred tax assets	1	—	—	18	(3)	16
Other current assets	1	63	31	518	(427)	186
Total current assets	3	65	31	12,796	(1,300)	11,595
Investments in subsidiaries	(1,335)	2,682	818	3,806	(5,971)	—
Amounts owed by (to) Group undertakings	4,040	(3,877)	444	(607)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	12	58	379	(2)	447
Goodwill	—	—	—	1,226	1,587	2,813
Other intangible assets, net	—	—	—	501	(132)	369
Investments in associates	—	—	—	(38)	221	183
Deferred tax assets	—	—	—	36	(21)	15
Pension benefits asset	—	—	—	181	—	181
Other non-current assets	4	138	42	151	(136)	199
Total non-current assets	4	150	100	2,436	1,517	4,207
TOTAL ASSETS	$2,712	$(980)	$1,393	$18,431	$(5,754)	$15,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$10,709	$(898)	$9,811
Deferred revenue and accrued expenses	2	—	—	455	(2)	455
Income taxes payable	—	31	—	146	(143)	34
Short-term debt and current portion of long-term debt	—	15	—	—	—	15
Deferred tax liabilities	1	—	—	24	(2)	23
Other current liabilities	49	—	46	513	(275)	333
Total current liabilities	52	46	46	11,847	(1,320)	10,671
NON-CURRENT LIABILITIES
Long-term debt	795	325	1,266	1	—	2,387
Liabilities for pension benefits	—	—	—	269	—	269
Deferred tax liabilities	—	—	—	36	(21)	15
Provisions for liabilities	—	—	—	200	(11)	189
Other non-current liabilities	—	5	6	367	—	378
Total non-current liabilities	795	330	1,272	873	(32)	3,238
TOTAL LIABILITIES	$847	$376	$1,318	$12,720	$(1,352)	$13,909

EQUITY
Total Willis Group Holdings stockholders’ equity	1,865	(1,356)	75	5,683	(4,402)	1,865
Noncontrolling interests	—	—	—	28	—	28
Total equity	1,865	(1,356)	75	5,711	(4,402)	1,893
TOTAL LIABILITIES AND EQUITY	$2,712	$(980)	$1,393	$18,431	$(5,754)	$15,802

Willis Group Holdings plc

19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Balance Sheet

	As of December 31, 2012
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

Notes to the financial statements
 (Unaudited)
19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(25)	$27	$8	$29	$—	$39
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	2	2	—	4
Additions to fixed assets	—	(1)	—	(22)	—	(23)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(1)	—	(1)
Payments to acquire other investments	—	—	—	(1)	—	(1)
Net cash used in investing activities	—	(1)	2	(22)	—	(21)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	55	—	—	—	55
Repayments of debt	—	(4)	—	—	—	(4)
Proceeds from issue of shares	19	—	—	—	—	19
Amounts owed by (to) Group undertakings	53	(75)	(10)	32	—	—
Dividends paid	(47)	—	—	—	—	(47)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(1)	—	(1)
Net cash provided by (used in) financing activities	25	(24)	(10)	27	—	18
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	2	—	34	—	36
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5)	—	(5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$2	$—	$528	$—	$531

Willis Group Holdings plc

19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(17)	$33	$(33)	$79	$—	$62
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	3	—	3
Additions to fixed assets	—	(2)	(4)	(30)	—	(36)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(2)	—	(2)
Payments to acquire other investments	—	—	—	(2)	—	(2)
Net cash used in investing activities	—	(2)	(4)	(31)	—	(37)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	85	—	—	—	85
Repayments of debt	—	(2)	—	—	—	(2)
Repurchase of shares	(19)	—	—	—	—	(19)
Proceeds from issue of shares	11	—	—	—	—	11
Amounts owed by (to) Group undertakings	71	(114)	(126)	169	—	—
Dividends paid	(46)	—	—	—	—	(46)
Proceeds from sale of noncontrolling interests	—	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	—	(29)	—	(29)
Dividends paid to noncontrolling interests	—	—	—	(3)	—	(3)
Net cash provided by (used in) financing activities	17	(31)	(126)	140	—	—
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	—	(163)	188	—	25
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3	—	3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	163	273	—	436
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$464	$—	$464

Notes to the financial statements
 (Unaudited)

20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
On March 17, 2011, the Company issued senior notes totaling $800 million in a registered public offering. These debt securities are issued by Willis Group Holdings (‘Holdings Debt Securities’) and are guaranteed by certain of the Company’s subsidiaries. Therefore, the Company is providing the unaudited condensed consolidating financial information below. The following 100 percent directly or indirectly owned subsidiaries fully and unconditionally guarantee the Holdings Debt Securities on a joint and several basis: Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America (the ‘Guarantors’).
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
The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as of March 31, 2013 of Willis Group Holdings and the Guarantors. Investments in subsidiaries in the unaudited condensed consolidating balance sheet for Other represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.
The entities included in the Guarantors column for the three months ended March 31, 2013 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America.

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$1,046	$—	$1,046
Investment income	—	3	4	(3)	4
Other income	—	—	(185)	186	1
Total revenues	—	3	865	183	1,051
EXPENSES
Salaries and benefits	—	(23)	(545)	—	(568)
Other operating expenses	(4)	(48)	(104)	—	(156)
Depreciation expense	—	(4)	(22)	—	(26)
Amortization of intangible assets	—	—	(16)	2	(14)
Total expenses	(4)	(75)	(687)	2	(764)
OPERATING (LOSS) INCOME	(4)	(72)	178	185	287
Investment income from Group undertakings	—	146	43	(189)	—
Interest expense	(11)	(79)	(85)	144	(31)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(15)	(5)	136	140	256
Income taxes	—	1	(47)	(2)	(48)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(15)	(4)	89	138	208
Interest in earnings of associates, net of tax	—	—	13	2	15
Equity account for subsidiaries	234	240	—	(474)	—
NET INCOME	219	236	102	(334)	223
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$219	$236	$98	$(334)	$219

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$183	$200	$63	$(260)	$186
Less: comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$183	$200	$60	$(260)	$183

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2012
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$1,005	$—	$1,005
Investment income	—	3	5	(3)	5
Other income	—	—	96	(93)	3
Total revenues	—	3	1,106	(96)	1,013
EXPENSES
Salaries and benefits	(1)	(16)	(489)	—	(506)
Other operating expenses	3	(19)	(141)	1	(156)
Depreciation expense	—	(3)	(16)	—	(19)
Amortization of intangible assets	—	—	(17)	2	(15)
Net loss on disposal of operations	—	—	(16)	16	—
Total expenses	2	(38)	(679)	19	(696)
OPERATING INCOME (LOSS)	2	(35)	427	(77)	317
Investment income from Group undertakings	—	157	(5)	(152)	—
Interest expense	(11)	(100)	(69)	148	(32)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	22	353	(81)	285
Income taxes	2	7	(76)	(1)	(68)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(7)	29	277	(82)	217
Interest in earnings of associates, net of tax	—	—	13	2	15
Equity account for subsidiaries	232	202	—	(434)	—
NET INCOME	225	231	290	(514)	232
Less: Net income attributable to noncontrolling interests	—	—	(7)	—	(7)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$225	$231	$283	$(514)	$225

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2012
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$256	$260	$351	$(603)	$264
Less: comprehensive income attributable to noncontrolling interests	—	—	(8)	—	(8)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$256	$260	$343	$(603)	$256

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of March 31, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$2	$528	$—	$531
Accounts receivable, net	—	—	1,023	28	1,051
Fiduciary assets	—	—	10,709	(898)	9,811
Deferred tax assets	1	—	18	(3)	16
Other current assets	1	94	518	(427)	186
Total current assets	3	96	12,796	(1,300)	11,595
Investments in subsidiaries	(1,335)	3,425	3,806	(5,896)	—
Amounts owed by (to) Group undertakings	4,040	(3,433)	(607)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	70	379	(2)	447
Goodwill	—	—	1,226	1,587	2,813
Other intangible assets, net	—	—	501	(132)	369
Investments in associates	—	—	(38)	221	183
Deferred tax assets	—	—	36	(21)	15
Pension benefits asset	—	—	181	—	181
Other non-current assets	4	180	151	(136)	199
Total non-current assets	4	250	2,436	1,517	4,207
TOTAL ASSETS	$2,712	$338	$18,431	$(5,679)	$15,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$10,709	$(898)	$9,811
Deferred revenue and accrued expenses	2	—	455	(2)	455
Income taxes payable	—	31	146	(143)	34
Short-term debt and current portion of long-term debt	—	15	—	—	15
Deferred tax liabilities	1	—	24	(2)	23
Other current liabilities	49	46	513	(275)	333
Total current liabilities	52	92	11,847	(1,320)	10,671
NON-CURRENT LIABILITIES
Long-term debt	795	1,591	1	—	2,387
Liabilities for pension benefits	—	—	269	—	269
Deferred tax liabilities	—	—	36	(21)	15
Provisions for liabilities	—	—	200	(11)	189
Other non-current liabilities	—	11	367	—	378
Total non-current liabilities	795	1,602	873	(32)	3,238
TOTAL LIABILITIES	$847	$1,694	$12,720	$(1,352)	$13,909

EQUITY
Total Willis Group Holdings stockholders’ equity	1,865	(1,356)	5,683	(4,327)	1,865
Noncontrolling interests	—	—	28	—	28
Total equity	1,865	(1,356)	5,711	(4,327)	1,893
TOTAL LIABILITIES AND EQUITY	$2,712	$338	$18,431	$(5,679)	$15,802

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of December 31, 2012
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$—	$499	$—	$500
Accounts receivable, net	—	—	904	29	933
Fiduciary assets	—	—	10,071	(800)	9,271
Deferred tax assets	1	—	18	(6)	13
Other current assets	1	103	241	(164)	181
Total current assets	3	103	11,733	(941)	10,898
Investments in subsidiaries	(1,542)	3,012	3,824	(5,294)	—
Amounts owed by (to) Group undertakings	4,091	(3,272)	(819)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	74	395	(1)	468
Goodwill	—	—	1,226	1,601	2,827
Other intangible assets, net	—	—	484	(99)	385
Investments in associates	—	—	(53)	227	174
Deferred tax assets	—	—	42	(24)	18
Pension benefits asset	—	—	136	—	136
Other non-current assets	5	175	157	(131)	206
Total non-current assets	5	249	2,387	1,573	4,214
TOTAL ASSETS	$2,557	$92	$17,125	$(4,662)	$15,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$10,071	$(800)	$9,271
Deferred revenue and accrued expenses	2	—	543	(4)	541
Income taxes payable	—	25	120	(126)	19
Short-term debt and current portion of long-term debt	—	15	—	—	15
Deferred tax liabilities	1	—	25	(5)	21
Other current liabilities	60	73	216	(22)	327
Total current liabilities	63	113	10,975	(957)	10,194
NON-CURRENT LIABILITIES
Long-term debt	795	1,542	1	—	2,338
Liabilities for pension benefits	—	—	282	—	282
Deferred tax liabilities	—	—	42	(24)	18
Provisions for liabilities	—	—	188	(8)	180
Other non-current liabilities	—	12	363	—	375
Total non-current liabilities	795	1,554	876	(32)	3,193
TOTAL LIABILITIES	$858	$1,667	$11,851	$(989)	$13,387

EQUITY
Total Willis Group Holdings stockholders’ equity	1,699	(1,575)	5,248	(3,673)	1,699
Noncontrolling interests	—	—	26	—	26
Total equity	1,699	(1,575)	5,274	(3,673)	1,725
TOTAL LIABILITIES AND EQUITY	$2,557	$92	$17,125	$(4,662)	$15,112

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(25)	$35	$29	$—	$39
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	2	2	—	4
Additions to fixed assets	—	(1)	(22)	—	(23)
Acquisitions of subsidiaries, net of cash acquired	—	—	(1)	—	(1)
Payments to acquire other investments	—	—	(1)	—	(1)
Net cash used in investing activities	—	1	(22)	—	(21)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	55	—	—	55
Repayments of debt	—	(4)	—	—	(4)
Proceeds from issue of shares	19	—	—	—	19
Amounts owed by (to) Group undertakings	53	(85)	32	—	—
Dividends paid	(47)	—	—	—	(47)
Acquisition of noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	(1)	—	(1)
Net cash provided by (used in) financing activities	25	(34)	27	—	18
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	2	34	—	36
Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	—	(5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$2	$528	$—	$531

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2012
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(17)	$—	$79	$—	$62
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	3	—	3
Additions to fixed assets	—	(6)	(30)	—	(36)
Acquisitions of subsidiaries, net of cash acquired	—	—	(2)	—	(2)
Payments to acquire other investments	—	—	(2)	—	(2)
Net cash used in investing activities	—	(6)	(31)	—	(37)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	85	—	—	85
Repayments of debt	—	(2)	—	—	(2)
Repurchase of shares	(19)	—	—	—	(19)
Proceeds from issue of shares	11	—	—	—	11
Amounts owed by (to) Group undertakings	71	(240)	169	—	—
Dividends paid	(46)	—	—	—	(46)
Proceeds from sale of noncontrolling interests	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	(29)	—	(29)
Dividends paid to noncontrolling interests	—	—	(3)	—	(3)
Net cash provided by (used in) financing activities	17	(157)	140	—	—
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(163)	188	—	25
Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	163	273	—	436
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$464	$—	$464

Willis Group Holdings plc

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion includes references to non-GAAP financial measures as defined in Regulation G of the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, specifically, organic growth in commissions and fees, adjusted operating margin, adjusted operating income, adjusted net income and adjusted earnings per diluted share, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic growth in commissions and fees excludes the impact of acquisitions and disposals, period over period movements in foreign exchange, and investment and other income from growth in revenues and commissions and fees. Adjusted operating margin, adjusted net income and adjusted earnings per diluted share are calculated by excluding the impact of certain specified items from operating income, net income , and earnings per diluted share , respectively, the most directly comparable GAAP measures. These financial measures should be viewed in addition to, not in lieu of, these condensed consolidated financial statements for the three months ended March 31, 2013.
This discussion includes forward-looking statements included under the heading 'Executive Summary'. Please see ‘Forward-Looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in those statements.

EXECUTIVE SUMMARY
Business Overview
We provide a broad range of insurance broking, risk management and consulting services to our clients worldwide and organize our business into three segments: Global, North America and International.
Our Global business provides specialist brokerage and consulting services to clients worldwide arising from specific industries and activities including Aerospace; Energy; Marine; Construction, Property and Casualty; Financial and Executive Risks; Financial Solutions; Faber Global; Fine Art, Jewelry and Specie; Special Contingency Risks; Hughes-Gibbs; Willis Capital Markets & Advisory, Placement and Reinsurance.
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
Market Conditions

Market conditions in our industry are generally defined by factors such as the strength of the economies in the various geographic regions in which we serve around the world, insurance rate movements, and insurance and reinsurance buying patterns of our clients. The industry in general was negatively impacted by the soft insurance market that steadily existed throughout the years 2005 through 2010. Additionally, many of our retail operations, but especially our larger operations in

Business discussion

North America, the UK and Ireland, have been particularly impacted by the weakened economic climate since 2008. These factors combined resulted in declines in revenues in these operations.

In 2011, the market experienced modest increases in catastrophe-exposed property insurance and reinsurance pricing levels driven by significant 2011 catastrophe losses including the Japanese earthquake and tsunami, the New Zealand earthquake, the mid-west US tornadoes and Thailand floods. The trend in rates noted in 2011 in catastrophe-exposed regions continued into early 2012 as insurance and reinsurance rates in such regions firmed or hardened steadily.

In late 2012, as insurance rates were beginning to level or soften, super storm Sandy hit the metropolitan New York, New Jersey and Connecticut area tempering what most forecasters expected to be a year of declining insurance rates.

So far in 2013 the reinsurance market is flat, helping smooth the way for insurers and we expect the benign conditions to continue.

While we are still seeing increases in certain lines of business, geographies and in certain catastrophe-exposed regions, we continue to believe that in the absence of significant catastrophe loss or capital impairment in the industry a pronounced universal turn and increase in rates across the market is unlikely to occur.

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

Financial Performance
Consolidated Financial Performance
Results from operations: first quarter 2013
Total revenues of $1,051 million for first quarter 2013 were $38 million, or 4 percent, higher than in first quarter 2012. Total commissions and fees for first quarter 2013 were $1,046 million, up from $1,005 million in the prior year quarter. Foreign currency movements had no material impact on commissions and fees, and organic commissions and fees growth was 4 percent.
Organic growth in commissions and fees was driven by 4 percent growth in each of our operations Global, International and North America compared with first quarter 2012.
Total expenses in first quarter 2013 of $764 million were $68 million, or 10 percent, higher than in first quarter 2012. Foreign currency movements positively impacted total expenses by $3 million.
Excluding the impact of foreign exchange, total expenses were $71 million or 10 percent higher than in first quarter 2012. This increase includes $46 million relating to the Expense Reduction Initiative (see 'Expense Reduction Initiative' section below), increased salaries and benefits costs as a result of 2012 hires and pay reviews, a $6 million write-off of a receivable related to a non-E&O settlement and the increase in our incentives charge as a result of the change in remuneration policy. First quarter 2012 included a charge of $13 million relating to the write-off of uncollectible accounts receivable balance and associated legal fees arising in Chicago due to fraudulent overstatement of commissions and fees.
The tax charge for first quarter 2013 was $48 million, $20 million lower than in first quarter 2012. The tax rate for first quarter 2013 was 19 percent, compared with 24 percent for the first quarter 2012. The lower tax rate in the first quarter of 2013 was primarily due to the impact of a valuation allowance maintained against US deferred tax assets, which results in a smaller tax charge on US profits in the current period compared with prior interim periods.
Net income attributable to Willis shareholders was $219 million or $1.24 per diluted share in first quarter 2013 compared with $225 million or $1.28 per diluted share in first quarter 2012. The $6 million decrease is primarily due to the Expense Reduction Initiative charge of $46 million (see section below for details) and increased salaries and benefits expenses, partially offset by

Willis Group Holdings plc

higher commissions and fees, and a lower tax charge. Income from associates was $15 million in both first quarters 2013 and 2012.

Foreign currency movements increased earnings by $0.01 per diluted share in first quarter 2013 compared with first quarter 2012.
Adjusted Operating Income, Adjusted Net Income and Adjusted Earnings per Diluted Share
Adjusted operating income, adjusted net income and adjusted earnings per diluted share are calculated by excluding the impact of certain items (as detailed below) from operating income, net income, and earnings per diluted share, respectively, the most directly comparable GAAP measures.
The following items are excluded from operating income and net income in the current and comparable prior year quarter:

(i)	write-off of uncollectible accounts receivable balance and associated legal fees arising in Chicago due to fraudulent overstatement of commissions and fees; and

(ii)	costs associated with the Expense Reduction Initiative.

We believe that excluding these items, as applicable, from operating income, net income and earnings per diluted share provides a more complete and consistent comparative analysis of our results of operations. We use these and other measures to establish Group performance targets and evaluate the performance of our operations.
As set out in the tables below, adjusted operating margin at 31.7 percent in first quarter 2013 was down 90 basis points compared with first quarter 2012, while first quarter 2013 adjusted net income was $257 million, $24 million higher than in first quarter 2012. Adjusted earnings per diluted share was $1.46 in first quarter 2013, compared with $1.32 in first quarter 2012.
A reconciliation of reported operating income, the most directly comparable GAAP measure, to adjusted operating income for the three months ended March 31, is as follows (in millions, except percentages):

	Three months ended March 31,
	2013	2012
Operating income, GAAP basis	$287	$317
Excluding:
Write-off of uncollectible accounts receivable balance and legal costs (a)	—	13
Expense Reduction Initiative (b)	46	—
Adjusted operating income	$333	$330

Operating margin, GAAP basis, or operating income as a percentage of total revenues	27.3%	31.3%
Adjusted operating margin, or adjusted operating income as a percentage of total revenues	31.7%	32.6%
 _________________________________

(a)	Write-off of uncollectible accounts receivable balance and associated legal costs relating to periods prior to January 1, 2012.

(b)	Charge related to the assessment of the Company's organizational design. See 'Expense Reduction Initiative' section below.

Business discussion

A reconciliation of reported net income and reported earnings per diluted share, the most directly comparable GAAP measures, to adjusted net income and adjusted earnings per diluted share, is as follows (in millions, except per share data):

				Per diluted share
	Three months ended March 31,			Three months ended March 31,
	2013	2012	% Change	2013	2012	% Change
Net income attributable to Willis Group Holdings plc, GAAP basis	$219	$225	(3)%	$1.24	$1.28	(3)%
Excluding:
Write-off of uncollectible accounts receivable balance and legal costs, net of tax ($nil, $5) (a)	—	8		—	0.04
Expense Reduction Initiative, net of tax ($8, $nil) (b)	38	—		0.22	—
Adjusted net income	$257	$233	10%	$1.46	$1.32	11%
Average diluted shares outstanding, GAAP basis	176	176
 _________________________________

(a)	Write-off of uncollectible accounts receivable balance and associated legal costs relating to periods prior to January 1, 2012.

(b)	Charge related to the assessment of the Company's organizational design. See 'Expense Reduction Initiative' section below.

Expense Reduction Initiative
The Company recorded a pre-tax charge of $46 million in the first quarter of 2013 related to the previously announced assessment of the Company's organizational design. In connection with this assessment, we incurred the following pre-tax charges:

•	$29 million of severance and other staff related costs towards the elimination of 207 positions; and

•	$17 million of Other operating expenses and Depreciation resulting from the rationalization of property and systems.
The Company does not expect to incur any further charge related to this review.
Willis Group anticipates that the actions taken will result in total cost savings of approximately $20 million in 2013, starting in the second quarter. It is also anticipated that we will achieve annualized cost savings of approximately $25 to $30 million.

 Pension Expense
We recorded a net pension income on our UK defined benefit pension plan of $1 million in both first quarters 2013 and 2012. On our US defined benefit pension plan we recorded a net pension income of $1 million in first quarter 2013 compared with a charge of $1 million in first quarter 2012. On our international and US non-qualified defined benefit pension plans, we recorded a net pension charge of $1 million in both first quarters 2013 and 2012.

Associates
The Company currently owns approximately 30 percent of Gras Savoye, as does the private equity firm Astorg Partners and the original family shareholders. The previous Shareholders' Agreement provided a call option for us to acquire full ownership of the company in 2015. An amended Agreement, which we signed on April 15, 2013, extends the exercise date of the call option by one year to June 2016, providing additional time both for Gras Savoye's new management team to complete its restructuring and also for all parties to plan for the proposed transition in 2016. Additionally, the call option is based on an agreed-upon formula for determining enterprise and equity value of Gras Savoye in 2016 based on Gras Savoye's 2014 and 2015 consolidated accounts.  The formula is based on a weighting of revenue and EBITDA averaged over a one-to-two year period to which certain pre-determined market multiples would be applied, the potential range of market multiples having been narrowed from the previous agreement.

Willis Group Holdings plc

Acquisitions and Disposals
In first quarter 2013, we acquired 100 percent of CBC Broker Srl, an Italian broker, at a cost of $1 million.
In April 2013, the Company agreed to acquire PPH Limited and its subsidiary Prime Professions Limited (together referred to as Prime Professions), a leading UK based professional indemnity insurance broker. Completion of the transaction is subject to regulatory approval.
Business Strategy
Our aim is to be the risk advisor, insurance and reinsurance broker of choice globally.
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

•
Strategic acquisitions. From time to time, the Company considers investment and acquisition opportunities. The ability of the Company to pursue or ultimately consummate any such investment or acquisition opportunities is dependent upon, among other things, its ability to fund and obtain financing for, and to source, execute on and  integrate, such opportunities.

Business discussion

REVIEW OF CONSOLIDATED RESULTS
The following table is a summary of our revenues, operating income, operating margin, net income and diluted earnings per share (in millions, except per share data and percentages):

	Three months ended March 31,
	2013	2012
REVENUES
Commissions and fees	$1,046	$1,005
Investment income	4	5
Other income	1	3
Total revenues	1,051	1,013
EXPENSES
Salaries and benefits	(568)	(506)
Other operating expenses	(156)	(156)
Depreciation expense	(26)	(19)
Amortization of intangible assets	(14)	(15)
Total expenses	(764)	(696)
OPERATING INCOME	287	317
Interest expense	(31)	(32)
INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	256	285
Income taxes	(48)	(68)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	208	217
Interest in earnings of associates, net of tax	15	15
NET INCOME	223	232
Less: net income attributable to noncontrolling interests	(4)	(7)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$219	$225

Salaries and benefits as a percentage of total revenues	54.0%	50.0%

Other operating expenses as a percentage of total revenues	14.8%	15.4%

Operating margin (operating income as a percentage of total revenues)	27.3%	31.3%

Diluted earnings per share	$1.24	$1.28

Average diluted number of shares outstanding	176	176

Willis Group Holdings plc

Revenues
Total revenues for the Group and by segment for the three months ended March 31, are shown below (millions, except percentages):

				Attributable to:
Three months ended March 31,	2013	2012	% Change	Foreign currency translation	Acquisitions and disposals	Organic commissions and fees growth (a)

Global	$383	$370	4%	—%	—%	4%
North America	363	346	5%	—%	1%	4%
International	300	289	4%	—%	—%	4%
Commissions and fees	$1,046	$1,005	4%	—%	—%	4%
Investment income	4	5	(20)%
Other income	1	3	(67)%
Total revenues	$1,051	$1,013	4%
 _________________________________

(a)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited.
Revenues of $1,051 million for first quarter 2013 were $38 million, or 4 percent, higher than in same period of 2012.
Total commissions and fees for first quarter 2013 were $1,046 million, up from $1,005 million, in the prior year quarter. There was no impact from foreign currency movements on commissions and fees. Organic commissions and fees growth was 4 percent.

The Global segment reported 4 percent growth in reported and organic commissions and fees. This growth, led by Willis Re, was driven by strong new business levels and higher client retention levels compared with the same period of 2012.

The North America segment reported 5 percent growth in reported commissions and fees. Acquisitions and disposals had a positive 1 percent impact on commissions and fees, and organic commissions and fees growth was 4 percent. New business growth was positive and the majority of the regions achieved higher client retention rates compared with the same period of 2012.
The International segment reported 4 percent growth in reported and organic commissions and fees. Organic growth was led by double-digit growth in Latin America and Asia. Our Eastern Europe region reported mid-single digit growth whilst Western Europe reported a low-single digit decline.
Investment income was $4 million for first quarter 2013, $1 million lower than in first quarter 2012, primarily due to declining net yields on cash and cash equivalents.

Salaries and Benefits
Salaries and benefits increased by $62 million, or 12 percent, in first quarter 2013, compared with first quarter 2012. Salaries and benefits included $29 million in relation to the Expense Reduction Initiative (see section above for further details), increased costs as a result of 2012 hires and pay reviews, and the increase in our incentives charge as a result of a change in our remuneration policy which now includes an interim accrual for non-retentive annual bonuses rather than the amortization of retention awards paid in prior years. Foreign currency movements lowered salaries and benefits by $2 million.
Other Expenses
Other operating expenses remained flat in first quarter 2013 compared with first quarter 2012. Foreign currency movements positively impacted expenses by $1 million, or 1 percent.

Business discussion

Other operating expenses in first quarter 2013 include $12 million in relation to the Expense Reduction Initiative (see section below for further details). In first quarter 2012 Other operating expenses included a $13 million write-off of uncollectible accounts receivable and associated legal costs.
Depreciation expense was $26 million in first quarter 2013 compared with $19 million in first quarter 2012. First quarter 2013 includes $5 million in relation to the Expense Reduction Initiative (see section above for further details).
Amortization of intangible assets was $14 million in first quarter 2013 compared with $15 million for the same period of 2012. The decrease is primarily due to the reduction in the HRH acquisition-related amortization.
Interest Expense
Interest expense in first quarter 2013 was $31 million, compared with $32 million for the same period of 2012.
Income Taxes
The reported tax rate for the first quarter 2013 was 19 percent, compared with 24 percent for the same period of 2012. The lower tax rate in the first quarter 2013 was primarily due to the impact of a valuation allowance maintained against US deferred tax assets, which results in a smaller tax charge on US profits in the current period compared with prior interim periods.
Interest in Earnings of Associates
Interest in earnings of associates, net of tax, was $15 million in both first quarters 2013 and 2012.
We expect the Associates line for full year 2013 to be a loss of between $1 million and $3 million compared with a $5 million profit for full year 2012. While this is our current estimate, as we do not have control over our Associates, actual results may not be in line with that estimate.

Willis Group Holdings plc

LIQUIDITY AND CAPITAL RESOURCES

We believe that our balance sheet and strong cash flow provide us with the platform and flexibility to remain committed to our previously stated goals of:

•	on-going debt repayment;

•	returning capital to shareholders through both dividends and stock repurchases;

•	tuck-in acquisitions; and

•	continued investment in platform and process to drive and support growth.

Our principal sources of liquidity are cash from operations, available cash and cash equivalents and amounts available under our various revolving credit facilities, excluding the UK facility which is solely for use by our main regulated UK entity in certain exceptional circumstances.

Our principal short-term uses of liquidity and capital resources are operating expenses, capital expenditures, shareholder returns and funding defined benefit pension plans.

Our long-term liquidity requirements consist of the principal amount of outstanding notes; borrowings under our 5-year term loan and revolving credit facility; and our pension contributions as discussed below.

We had cash and cash equivalents of $531 million at March 31, 2013, an increase of $31 million compared to December 31, 2012. Included within cash and cash equivalents is $425 million available for general corporate purposes and $106 million held within our main regulated UK entity for regulatory capital adequacy requirements.

Cash flows from operating activities decreased $23 million to $39 million in the first quarter 2013 from $62 million in the year ago quarter. In addition, funds were provided in the quarter of $4 million from the disposal of fixed and intangible assets (2012: $3 million), $55 million draw down on the revolving credit facility (2012: $85 million) and $19 million proceeds from the issue of shares (2012: $11 million).

Primary uses of funds during the first quarter 2013 include $44 million cash contributions to our defined benefit scheme, $4 million cash payment to acquire the remaining noncontrolling interest in our Colombia reinsurance operation, $196 million payment of cash incentive awards relating to 2012, capital expenditures of $23 million related to leasehold improvements, information technology and transformation projects and $48 million related to payments of dividends.

Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for the next twelve months.

The impact of movements in liquidity, debt and EBITDA in the quarter had a negative impact on the ratios included in our covenant arrangement with the revolving credit facility providers. They do however remain well within the requirements.
Total debt, total equity and the capitalization ratio at March 31, 2013 and December 31, 2012 were as follows (millions, except percentages):

	March 31, 2013	December 31, 2012
Long-term debt	$2,387	$2,338
Short-term debt and current portion of long-term debt	$15	$15
Total debt	$2,402	$2,353
Stockholder’s equity	$1,865	$1,699
Capitalization ratio	56.3%	58.1%

Business discussion

In the three months ended March 31, 2013, we made $4 million of mandatory repayments against the 5-year term loan, thereby reducing the total outstanding balance as of March 31, 2013 to $285 million. In addition to these payments, we made $57 million of interest payments on senior notes and term loan in line with the semi-annual payment schedule.
The scheduled debt repayments falling due over the next 12 months on our $300 million 5-year term loan total $15 million.
At March 31, 2013, we had $55 million outstanding under our $500 million revolving credit facility. During the quarter, we made drawings totaling $55 million and repayments of $nil.

The net drawdown on the facility was to partially fund the $196 million payment of the 2012 cash incentives awards in March.

We expect to repay in full the $55 million outstanding on the credit facility during the remainder of 2013 from free cash flows.

Pension contributions
UK Plan
We expect the cash contributions to the UK plan, excluding salary sacrifice contributions, in 2013 to be $91 million compared with $80 million in 2012.
For the three months ended March 31, 2013, the Company made cash contributions of $30 million (three months ended March 31, 2012: $21 million) into the UK defined benefit pension plan, in addition to $3 million (three months ended March 31, 2012: $3 million) in respect of employees’ salary sacrifice contributions.
Contributions to the UK defined benefit pension plan in 2013 are expected to total $91 million, of which approximately $22 million relates to on-going contributions calculated as 15.9 percent of active plan members’ pensionable salaries, approximately $59 million relates to contributions towards funding the deficit and $10 million relates to 10 percent of the $100 million share buy-back program completed during 2012.
In addition, further contributions will be payable based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks and special dividends). Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($474 million) over the six years ended December 31, 2017.
The schedule of contributions is automatically renegotiated after three years and at any earlier time jointly agreed by the Company and the Trustee.
US Plan
We made cash contributions to our US defined benefit plan of $9 million in the three months ended March 31, 2013, compared with $7 million in the three months ended March 31, 2012.
For the US plan, expected contributions are the contributions we are required to make under US pension legislation based on our December 31, 2012 balance sheet position. We currently expect to contribute $40 million for full year 2013.
International and US Non-Qualified Plans
We made cash contributions to our international and US non-qualified defined benefit pension plans of $2 million in both the three months ended March 31, 2013, and in the three months ended March 31, 2012.
In full year 2013, we expect to contribute approximately $11 million to our international and US non-qualified plans.

Willis Group Holdings plc

Summary consolidated cash flow information (millions):

	Three months ended March 31,
	2013	2012
Cash flows from operating activities
Total net cash provided by operating activities	$39	$62
Cash flows from investing activities
Total net cash used in investing activities	(21)	(37)
Cash flows from financing activities
Total net cash provided by financing activities	18	—
Increase in cash and cash equivalents	36	25
Effect of exchange rate changes on cash and cash equivalents	(5)	3
Cash and cash equivalents, beginning of period	500	436
Cash and cash equivalents, end of period	$531	$464
This summary consolidated cash flow should be viewed in addition to, not in lieu of, the Company’s condensed consolidated financial statements.
Consolidated Cash Flow for the first quarter 2013 compared with the first quarter 2012
Operating Activities

Net cash provided by operating activities in the first three months 2013 decreased by $23 million to $39 million compared with $62 million in the year ago period.

The main contributors to cash flow in the period included net income of $223 million and $33 million adjustments for non-cash items, including depreciation, amortization and stock based compensation.

These amounts were offset by the following movements in workings capital: $44 million cash contributions into our main defined benefit pension schemes, $196 million cash payment for 2012 incentives, $57 million cash interest expense payment and $128 million increase in accounts receivable.

The movement in accounts receivable is primarily due to first quarter being a seasonal high period for revenue generation.
Investing Activities

Cash used in investing activities in 2013 was $21 million including: capital expenditure of $23 million, cash used to purchase subsidiaries and other investments of $2 million partly offset by $4 million cash received from the sale of fixed and intangible assets.

Cash used in investing activities in 2012 was $37 million including: capital expenditure of $36 million, cash used to purchase subsidiaries and other investments of $4 million partly offset by $3 million cash received from the sale of fixed and intangible assets
Financing Activities

Cash provided by financing activities in 2013 was $18 million primarily due to cash receipts of $19 million from the issue of shares together with $55 million drawn down on the revolving credit facility, net of debt repayments of $4 million, total dividends paid, including dividends paid to noncontrolling interests, of $48 million and $4 million consideration for the purchase of the remaining noncontrolling interest in our Colombia Reinsurance business.

Cash provided by financing activities in 2012 was $nil as a result of cash receipts of $11 million from the issue of shares, $85 million draw down on the revolving credit facility and $3 million proceeds from the disposal of 49.9 percent of our Peru Retail

Business discussion

business, net of debt repayments of $2 million, share repurchases of $19 million, dividends paid of $49 million and $29 million consideration for the purchase of the final 49.9 percent of our Gras Savoye Reinsurance entity.
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

Fiduciary funds are generally required to be kept in regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity; such funds are not available to service the Company’s debt or for other corporate purposes. Notwithstanding the legal relationships with clients and insurers, the Company is entitled to retain investment income earned on fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds. As of March 31, 2013, we had fiduciary funds of $2.0 billion, compared with $1.8 billion at December 31, 2012.
Share Buybacks
The Company is authorized to buy back its common shares, by way of redemption, and will consider whether to do so from time to time based on many factors including market conditions. The Company is authorized to purchase up to one billion shares from time to time in the open market (such open market purchases would be effected as redemptions under Irish law) and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company as long as the cost of the acquisition of the Company's shares does not exceed $824 million.
Dividends
In April 2013, we declared a quarterly cash dividend of $0.28 per share, an annual 2013 rate of $1.12 per share. This represents an increase of 3.7 percent on the first three months 2012 per share dividend of $0.27 per share.
Cash dividends paid in the first three months 2013 were $47 million compared with $46 million in the first three months 2012. The $1 million increase in the first three months 2013, compared with the first three months 2012 is driven by the period-over-period increase in dividend per share.

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
The following table is a summary of our operating results by segment for the three months ended March 31, 2013 and 2012 (millions except percentages):

	Three months ended March 31,
	2013			2012
	Revenues	Operating income	Operating margin	Revenues	Operating income	Operating margin
Global	$384	$171	44.5%	$372	$179	48.1%
North America	365	89	24.4%	349	82	23.5%
International	302	86	28.5%	292	81	27.7%
Total Retail	667	175	26.2%	641	163	25.4%
Corporate & Other	—	(59)	n/a	—	(25)	n/a
Total Consolidated	$1,051	$287	27.3%	$1,013	$317	31.3%

Global
Our Global operations comprise Specialty, Willis Re, Placement and Willis Capital Markets & Advisory (WCMA).
The following table sets out Global’s revenues, organic commissions and fees growth and operating income and margin for the three months ended March 31, 2013 and 2012 (millions except percentages):

	Three months ended March 31,
	2013	2012
Commissions and fees	$383	$370
Investment income	1	2
Total revenues	$384	$372
Operating income	$171	$179
Organic commissions and fees growth(a)	4%	5%
Operating margin	44.5%	48.1%
_________________

(a)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

Revenues
Commissions and fees of $383 million were $13 million higher in first quarter 2013 compared with same period 2012. Foreign exchange movements had an immaterial impact on commissions and fees, and organic growth was 4 percent.
The 4 percent organic growth in commissions and fees was driven by strong new business growth and higher client retention levels compared with the year ago period, tempered by timing in certain divisions.
Willis Re reported high single-digit growth in first quarter 2013, the seasonally largest quarter for the business, led by strong growth in the North America and International divisions. This was driven by new business growth and an increase in client retention levels.
Specialty reported low single-digit growth in first quarter 2013, where strong performance in Energy, Faber Global and Construction, Property and Casualty was offset by a decline in Financial and Executive Risk.

Business discussion

WCMA reported lower commissions and fees in first quarter 2013 compared to the prior year quarter.
Client retention was 94 percent for the first quarter 2013, compared with 91 percent for the same period 2012.
Expenses
Total operating expenses of $213 million were $20 million or 10 percent higher in the first quarter 2013 compared with the same period 2012. The year-on-year growth in expenses was primarily due to increases in salaries and benefits, the result of hires in the latter half of 2012, annual pay reviews and higher expense for incentives.
Operating margin
Operating margin was 44.5 percent in the first quarter 2013 and 48.1 percent in the same period of 2012.
North America
Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States, Canada and Mexico.
The following table sets out revenues, organic commissions and fees growth and operating income and margin for the three months ended March 31, 2013 and 2012 (millions, except percentages):

	Three months ended March 31,
	2013	2012
Commissions and fees	$363	$346
Investment income	1	—
Other income (a)	1	3
Total revenues	$365	$349
Operating income	$89	$82
Organic commissions and fees growth (b)	4%	(2)%
Operating margin	24.4%	23.5%
_________________

(a)
Other income comprises gains on disposal of intangible assets, which primarily arise from settlements through enforcing non-compete agreements in the event of losing accounts through producer defection or the disposal of books of business.

(b)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

Revenues
Commissions and fees of $363 million were $17 million higher in first quarter 2013 compared with the same period in 2012.

The North America segment reported 5 percent growth in reported commissions and fees. This increase was comprised of 4 percent from organic growth and 1 percent from the acquisition of Avalon Actuarial, Inc. late in 2012. The segment achieved high single-digit new business growth and its client retention level improved over the year ago period. Growth was distributed geographically across the regions, led by the Metro Region, which covers the Northeast, and the Atlantic Region.

All the major industry practices reported positive growth with the most notable among them being Human Capital which grew mid-single digits.
Client retention levels were 94 percent in first quarter 2013 compared with 92 percent in first quarter 2012.

Willis Group Holdings plc

Expenses
Total operating expenses of $276 million were $9 million or 3 percent higher in the first quarter 2013 compared to the year ago period. The year-on-year growth is primarily due to higher salaries and benefits, due to hires in the latter half of 2012 and annual pay reviews, and the $6 million write-off of an irrecoverable receivable related to a non-E&O legal settlement. These increases were partially offset by lower charges for stock based compensation.
Operating margin
Operating margin in North America was 24.4 percent in first quarter 2013 compared with 23.5 percent in first quarter 2012.

International
Our International business comprises our retail operations in Western Europe, Central and Eastern Europe, the United Kingdom, Asia, Australasia, the Middle East, South Africa and Latin America. The services provided are focused according to the characteristics of each market and vary across offices, but generally include direct risk management and insurance brokerage and employee benefits consulting.
The following table sets out revenues, organic commissions and fees growth and operating income and margin for the three months ended March 31, 2013 and 2012 (millions, except percentages):

	Three months ended March 31,
	2013	2012
Commissions and fees	$300	$289
Investment income	2	3
Total revenues	$302	$292
Operating income	$86	$81
Organic commissions and fees growth (a)	4%	4%
Operating margin	28.5%	27.7%
_________________

(a)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

Revenues
Commissions and fees of $300 million were $11 million, or 4 percent, higher in first quarter 2013 compared with same period 2012, comprising 4 percent organic commissions and fees growth and an immaterial impact from foreign currency translation. New business generation was in the low double-digits, however this was tempered by negative timing and other market factors; rates did not have a meaningful impact on the quarter.
Latin America reported double-digit growth; the main contributors to this growth were Brazil, Venezuela and Argentina.
Asia also reported double-digit growth in the quarter with strong performances from Korea, Hong Kong and Indonesia.
Eastern Europe reported mid-single digit growth arising primarily from Russia.
Western Europe, a region that has had a very consistent record of growth in the face of generally weak economic conditions, reported a low single-digit decline in commissions and fees. Weakness in the Nordics, after a strong fourth quarter, and flat results in Germany were partially offset by growth in Switzerland and Iberia.
Client retention levels were 95 percent for both first quarters 2013 and 2012.

Business discussion

Expenses
Total operating expenses of $216 million were $5 million or 2 percent higher in the first quarter 2013 compared with the same period 2012. Growth was due to higher salaries and benefits partially offset by favorable movements in foreign exchange.
Operating margin
Operating margin in International was 28.5 percent in first quarter 2013, compared with 27.7 percent in same period 2012.
Corporate & Other
The Company evaluates the performance of its segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, items for which segmental management are not held responsible are included within ‘Corporate & Other’.
Corporate & Other operating loss comprises the following (millions):

	Three months ended March 31,
	2013	2012
Amortization of intangible assets	$(14)	$(15)
Write-off of uncollectible accounts receivable balance and legal fees(a)	—	(13)
Foreign exchange hedging	—	2
Foreign exchange gain on the UK pension plan asset	—	1
Expense Reduction Initiative (b)	(46)	—
Other	1	—
	$(59)	$(25)
_________________

(a)	Write-off of uncollectible accounts receivable balance relating to periods prior to January 1, 2012 and associated legal fees, in Chicago.

(b)	Charge related to the assessment of the Company's organizational design. See 'Expense Reduction Initiative' section above.

CRITICAL ACCOUNTING ESTIMATES
The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 28, 2013. There were no significant additions or changes to these assumptions in the three months ended March 31, 2013.

CONTRACTUAL OBLIGATIONS
There have been no material changes to our contractual obligations since December 31, 2012, except contractual, planned payments during first quarter 2013.

Willis Group Holdings plc

NEW ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board ('FASB') issued Accounting Standards Update ('ASU') No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income but do require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012 and has been applied for this first quarter 2013 - see Note 16 - 'Comprehensive Income'.
There were no other new accounting standards issued during first quarter 2013 that would have a significant impact on the Company’s reporting.

OFF BALANCE SHEET TRANSACTIONS
Apart from commitments, guarantees and contingencies, as disclosed in Note 7 — ‘Commitments and Contingencies’ to the condensed consolidated financial statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
There has been no material change with respect to market risk from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Other information

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
Information regarding legal proceedings is set forth in Note 7 — ‘Commitments and Contingencies’ to the Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this report.
Item 1A — Risk Factors
There have been no material changes to the risk factors described in the 2012 Form 10-K which are hereby incorporated by reference.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2013, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.
Share buybacks
The Company is authorized to buy back shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. The Company is authorized to purchase up to one billion shares from time to time in the open market (such open market purchases would be effected as redemptions under Irish law) and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company so long as the cost of the acquisition of the Company’s shares does not exceed $824 million.

Item 3 — Defaults Upon Senior Securities
None.
Item 4 — Mine Safety Disclosures
Not applicable.
Item 5 — Other Information
None.

Willis Group Holdings plc

Item 6 — Exhibits

10.59
Nomination Agreement, dated April 25, 2013, by and among Willis Group Holdings Public Limited Company, ValueAct Capital Master Fund, L.P., VA Partners I, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC, ValueAct Holdings, L.P., ValueAct Holdings GP, LLC and their respective affiliates (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 26, 2013 (SEC File No. 001-16503))

10.60
Amended and Restated Shareholders' Agreement, dated as of April 15, 2013, by and among Willis Europe BV, Willis Netherlands Holdings BV, Astorg Partners, GS & Cie Group, Alcee, the Lucas family shareholders, the Gras family shareholders, key managers of Gras Savoye & Cie and other minority shareholders of Gras Savoye*

31.1	Certification Pursuant to Rule 13a-14(a) *

31.2	Certification Pursuant to Rule 13a-14(a) *

32.1	Certification Pursuant to 18 U.S.C. Section 1350 *

32.2	Certification Pursuant to 18 U.S.C. Section 1350 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
Dated: May 8, 2013