Form 10-Q
period 2013-06-30
WILLIS GROUP HOLDINGS PLC
filed 2013-08-06
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐      No  ☑
As of August 2, 2013 there were outstanding 176,217,924 ordinary shares, nominal value $0.000115 per share, of the Registrant.

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

•	our ability to implement and realize anticipated benefits of any expense reduction initiative, charge or any revenue generating initiatives;

•	our ability to implement and fully realize anticipated benefits of our new growth strategy;

•	volatility or declines in insurance markets and premiums on which our commissions are based, but which we do not control;

•	our ability to continue to manage our significant indebtedness;

•	our ability to compete effectively in our industry, including the impact of our refusal to accept contingent commissions from carriers in the non-Human Capital areas of our retail brokerage business;

•	material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane;

•	our ability to retain key employees and clients and attract new business;

•	the timing or ability to carry out share repurchases and redemptions;

•	the timing or ability to carry out refinancing or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;

•	fluctuations in our earnings as a result of potential changes to our valuation allowance(s) on our deferred tax assets;

•	any fluctuations in exchange and interest rates that could affect expenses and revenue;

•	the potential costs and difficulties in complying with a wide variety of foreign laws and regulations and any related changes, given the global scope of our operations;

•	rating agency actions that could inhibit our ability to borrow funds or the pricing thereof;

•	a significant decline in the value of investments that fund our pension plans or changes in our pension plan liabilities or funding obligations;

•	our ability to achieve the expected strategic benefits of transactions, including any growth from associates;

•	further impairment of the goodwill of one of our reporting units, in which case we may be required to record additional significant charges to earnings;

•	our ability to receive dividends or other distributions in needed amounts from our subsidiaries;

•	changes in the tax or accounting treatment of our operations and fluctuations in our tax rate;

•	any potential impact from the US healthcare reform legislation;

•	our involvements in and the results of any regulatory investigations, legal proceedings and other contingencies;

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

Willis Group Holdings plc

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended June 30,		Six months ended June 30,
	Note	2013	2012	2013	2012
		(millions, except per share data)
REVENUES
Commissions and fees		$885	$837	$1,931	$1,842
Investment income		3	5	7	10
Other income		2	—	3	3
Total revenues		890	842	1,941	1,855
EXPENSES
Salaries and benefits	3	(529)	(500)	(1,097)	(1,006)
Other operating expenses		(155)	(129)	(311)	(285)
Depreciation expense		(21)	(19)	(47)	(38)
Amortization of intangible assets	11	(14)	(15)	(28)	(30)
Total expenses		(719)	(663)	(1,483)	(1,359)
OPERATING INCOME		171	179	458	496
Interest expense		(32)	(33)	(63)	(65)
INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		139	146	395	431
Income taxes	4	(29)	(36)	(77)	(104)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES		110	110	318	327
Interest in earnings of associates, net of tax		(3)	(1)	12	14
INCOME FROM CONTINUING OPERATIONS		107	109	330	341
Discontinued operations, net of tax		—	1	—	1
NET INCOME		107	110	330	342
Less: net income attributable to noncontrolling interests		(2)	(2)	(6)	(9)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$105	$108	$324	$333
AMOUNTS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS SHAREHOLDERS
Income from continuing operations, net of tax		$105	$107	$324	$332
Income from discontinued operations, net of tax		—	1	—	1
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$105	$108	$324	$333

EARNINGS PER SHARE — BASIC AND DILUTED
— Basic earnings per share - continuing operations	5	$0.60	$0.62	$1.86	$1.91
— Diluted earnings per share - continuing operations	5	$0.59	$0.61	$1.83	$1.89

CASH DIVIDENDS DECLARED PER SHARE		$0.28	$0.27	$0.56	$0.54
The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Three months ended June 30,		Six months ended June 30,
	Note	2013	2012	2013	2012
		(millions)
Comprehensive income		$113	$78	$299	$342
Less: comprehensive income attributable to noncontrolling interests		(2)	(1)	(5)	(9)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	17	$111	$77	$294	$333

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2013	December 31, 2012
		(millions, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$503	$500
Accounts receivable, net		1,044	933
Fiduciary assets		9,910	9,271
Deferred tax assets		10	13
Other current assets	12	207	181
Total current assets		11,674	10,898
NON-CURRENT ASSETS
Fixed assets, net		452	468
Goodwill	10	2,829	2,827
Other intangible assets, net	11	373	385
Investments in associates		177	174
Deferred tax assets		15	18
Pension benefits asset		213	136
Other non-current assets	12	205	206
Total non-current assets		4,264	4,214
TOTAL ASSETS		$15,938	$15,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$9,910	$9,271
Deferred revenue and accrued expenses		414	541
Income taxes payable		34	19
Short-term debt and current portion of long-term debt	14	17	15
Deferred tax liabilities		32	21
Other current liabilities	13	358	327
Total current liabilities		10,765	10,194
NON-CURRENT LIABILITIES
Long-term debt	14	2,326	2,338
Liability for pension benefits		256	282
Deferred tax liabilities		18	18
Provisions for liabilities		202	180
Other non-current liabilities	13	371	375
Total non-current liabilities		3,173	3,193
Total liabilities		13,938	13,387

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	Note	June 30, 2013	December 31, 2012
		(millions, except share data)
COMMITMENTS AND CONTINGENCIES	7
EQUITY
Ordinary shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued 175,276,936 shares in 2013 and 173,178,733 shares in 2012		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2013 and 2012		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2013 and 2012		—	—
Additional paid-in capital		1,207	1,125
Retained earnings		1,653	1,427
Accumulated other comprehensive loss, net of tax	16	(880)	(850)
Treasury shares, at cost, 46,408 shares, $0.000115 nominal value, in 2013 and 2012 and 40,000 shares, €1 nominal value, in 2013 and 2012		(3)	(3)
Total Willis Group Holdings stockholders’ equity	17	1,977	1,699
Noncontrolling interests	17	23	26
Total equity		2,000	1,725
TOTAL LIABILITIES AND EQUITY		$15,938	$15,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Six months ended June 30,
	Note	2013	2012
		(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$330	$342
Adjustments to reconcile net income to total net cash provided by operating activities:
Income from discontinued operations		—	(1)
Net gain on disposal of operations and fixed and intangible assets		(3)	(3)
Depreciation expense		47	38
Amortization of intangible assets	11	28	30
Amortization of cash retention awards		3	116
Net periodic (income) cost of defined benefit pension plans	6	(2)	1
Provision for doubtful debts		2	6
Provision for deferred income taxes		11	16
Excess tax benefits from share-based payment arrangements		(1)	(1)
Share-based compensation		21	17
Gain (loss) on derivative instruments		(5)	1
Undistributed earnings of associates		(4)	(10)
Effect of exchange rate changes on net income		(9)	(13)
Change in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		(124)	(111)
Fiduciary assets		(803)	(1,607)
Fiduciary liabilities		803	1,607
Cash incentives paid		(300)	(279)
Funding of defined benefit pension plans		(77)	(66)
Other assets		(21)	(10)
Other liabilities		214	100
Movement on provisions		27	(15)
Net cash provided by operating activities		137	158
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		8	5
Additions to fixed assets		(51)	(63)
Additions to intangible assets		(1)	—
Acquisitions of subsidiaries, net of cash acquired		(29)	(4)
Payments to acquire other investments		(2)	(4)
Net cash used in investing activities		(75)	(66)

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		Six months ended June 30,
	Note	2013	2012
		(millions)
INCREASE IN CASH AND CASH EQUIVALENTS FROM OPERATING AND INVESTING ACTIVITIES		$62	$92
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facilities	14	2	50
Repayments of debt	14	(8)	(9)
Repurchase of shares	17	—	(56)
Proceeds from issue of shares		62	23
Excess tax benefits from share-based payment arrangements		1	1
Dividends paid		(95)	(93)
Proceeds from sale of noncontrolling interests		—	3
Acquisition of noncontrolling interests		(4)	(29)
Dividends paid to noncontrolling interests		(8)	(10)
Net cash used in financing activities		(50)	(120)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		12	(28)
Effect of exchange rate changes on cash and cash equivalents		(9)	(1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		500	436
CASH AND CASH EQUIVALENTS, END OF PERIOD		$503	$407

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
The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 2013 may not necessarily be indicative of the operating results for the entire fiscal year.
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

In February 2013, the Financial Accounting Standards Board ('FASB') issued Accounting Standards Update ('ASU') No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income but do require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012 and has been applied for this second quarter 2013 - see Note 16 - 'Comprehensive Income'.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists - a consensus of the FASB Emerging Issues Task Force (ASU 2013-11) which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward (NOL), or similar tax loss, or a tax credit carryforward exists. Such unrecognized tax benefits are required to be presented as a reduction of a deferred tax asset for a NOL or other tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed.
This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2013 although early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance will have on the consolidated financial statements.

Notes to the financial statements
 (Unaudited)

3.    SALARIES AND BENEFITS EXPENSE
Severance Costs
Severance costs arise in the normal course of business and these charges amounted to $2 million in the six months ended June 30, 2013 (six months ended June 30, 2012: $2 million). Of these costs, $2 million was incurred in the three months ended June 30, 2013 (three months ended June 30, 2012: $2 million).

During the six months ended June 30, 2013, the Company incurred additional salaries and benefits costs of $29 million, of which $28 million related to severance costs, in relation to an Expense Reduction Initiative in the first quarter. These costs related to 207 positions that have been or are in the process of being eliminated.

4.    INCOME TAXES
The tables below reflect the components of the three and six months ended June 30, 2013 and 2012 tax charge:

	Income before tax	Tax	Effective tax rate
	(millions, except percentages)
Three months ended June 30, 2013
Non-US ordinary income taxed at estimated annual effective tax rate	$123	$(26)	21%
US ordinary income and tax charge	16	(3)	19%
As reported	$139	$(29)	21%
Three months ended June 30, 2012
Ordinary income taxed at estimated annual effective tax rate	$146	$(36)	25%
As reported	$146	$(36)	25%

	Income before tax	Tax	Effective tax rate
	(millions, except percentages)
Six months ended June 30, 2013
Non-US ordinary income taxed at estimated annual effective tax rate	$341	$(71)	21%
US ordinary income and tax charge	54	(6)	11%
As reported	$395	$(77)	19%
Six months ended June 30, 2012
Ordinary income taxed at estimated annual effective tax rate	$443	$(109)	25%
Items where tax effect is treated discretely:
Write-off of uncollectible accounts receivable balance in North America	(12)	5	41%
As reported	$431	$(104)	24%
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
The tax rate in second quarter 2013 was 21 percent compared with 25 percent for the same period of 2012. The tax rate in first half 2013 was 19 percent, compared with 24 percent for the same period of 2012. The reason both the quarter to date and year to date tax rates are lower in 2013 compared to 2012, is primarily due to the impact of a valuation allowance maintained against US deferred tax assets, which results in a smaller tax charge on US profits in the current interim period compared with prior interim periods.

Willis Group Holdings plc

4. INCOME TAXES (Continued)

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
At June 30, 2013, time-based and performance-based options to purchase 8.8 million and 6.0 million shares (June 30, 2012: 8.7 million and 6.9 million), respectively, and 2.4 million restricted stock units (June 30, 2012: 1.2 million) were outstanding.
Basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(millions, except per share data)
Net income attributable to Willis Group Holdings	$105	$108	$324	$333

Basic average number of shares outstanding	175	173	174	174
Dilutive effect of potentially issuable shares	3	3	3	2
Diluted average number of shares outstanding	178	176	177	176
Basic earnings per share:
Continuing operations	$0.60	$0.62	$1.86	$1.91
Discontinued operations	—	—	—	—
Net income attributable to Willis Group Holdings shareholders	$0.60	$0.62	$1.86	$1.91

Dilutive effect of potentially issuable shares	(0.01)	(0.01)	(0.03)	(0.02)
Diluted earnings per share:
Continuing operations	$0.59	$0.61	$1.83	$1.89
Discontinued operations	—	—	—	—
Net income attributable to Willis Group Holdings shareholders	$0.59	$0.61	$1.83	$1.89
Options to purchase 2.4 million and 5.1 million shares were not included in the computation of the dilutive effect of stock options for the three and six months ended June 30, 2013 respectively because the effect was antidilutive (three and six months ended June 30, 2012: 6.5 million and 6.2 million).

Notes to the financial statements
 (Unaudited)

6.    PENSION PLANS
The components of the net periodic benefit (income) cost of the UK, US and international and US non-qualified defined benefit plans are as follows:

	Three months ended June 30,
	UK Pension Benefits		US Pension Benefits		International and US non-qualified Pension Benefits
	2013	2012	2013	2012	2013	2012
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$9	$9	$—	$—	$1	$1
Interest cost	27	27	9	10	2	1
Expected return on plan assets	(47)	(45)	(12)	(12)	(2)	(1)
Amortization of unrecognized prior service gain	(2)	(2)	—	—	—	—
Amortization of unrecognized actuarial loss	11	10	2	2	1	—
Net periodic benefit (income) cost	$(2)	$(1)	$(1)	$—	$2	$1

	Six months ended June 30,
	UK Pension Benefits		US Pension Benefits		International and US non-qualified Pension Benefits
	2013	2012	2013	2012	2013	2012
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$18	$17	$—	$—	$2	$2
Interest cost	54	54	19	20	3	3
Expected return on plan assets	(94)	(90)	(25)	(23)	(3)	(3)
Amortization of unrecognized prior service gain	(3)	(3)	—	—	—	—
Amortization of unrecognized actuarial loss	22	20	4	4	1	—
Net periodic benefit (income) cost	$(3)	$(2)	$(2)	$1	$3	$2

During the six months ended June 30, 2013, the Company made cash contributions of $49 million (2012: $40 million) into the UK defined benefit pension plan. This includes a $10 million payment that arose as a result of the share-buy back program discussed below. In addition to this, a further payment of $6 million (2012: $6 million) was made in respect of employees’ salary sacrifice contributions. Cash contributions of $18 million and $4 million (2012: $16 million and $4 million) were made to the US plan and international and US non-qualified defined benefit pension plans, respectively.
Contributions to the UK defined benefit pension plan in 2013 are expected to total $87 million, of which approximately $22 million relates to on-going contributions calculated as 15.9 percent of active plan members’ pensionable salaries, approximately $55 million relates to contributions towards funding the deficit and $10 million relates to 10 percent of the $100 million share buy-back program completed during 2012, as required under the current agreed schedule of contributions.
In addition, under the current schedule of contributions, further contributions will be payable based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks and special dividends). Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($473 million) over the six-year period ended December 31, 2017.
The schedule of contributions is automatically renegotiated after three years and at any earlier time jointly agreed by the Company and the Trustee.

Willis Group Holdings plc

6. PENSION PLANS (Continued)

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
Other Contractual Obligations
In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP. As of June 30, 2013 there had been approximately $12 million of capital contributions.
In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As of June 30, 2013 there had been approximately $2 million of capital contributions.
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
The 12 actions are as follows:

Notes to the financial statements
 (Unaudited)
7. COMMITMENTS AND CONTINGENCIES (Continued)

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
On October 28, 2011, the plaintiffs in Troice filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Subsequently, Troice, Roland and a third action captioned Troice, et al. v. Proskauer Rose LLP, Civil Action No. 3:09-CV-01600-N, which also was dismissed on the grounds set forth in the Roland decision discussed above and on appeal to the U.S. Court of Appeals for the Fifth Circuit, were consolidated for purposes of briefing and oral argument. Following the completion of briefing and oral argument, on March 19, 2012, the Fifth Circuit reversed and remanded the actions. On April 2, 2012, the defendants-appellees filed petitions for rehearing en banc.  On April 19, 2012, the petitions for rehearing en banc were denied. On July 18, 2012, defendants-appellees filed a petition for writ of certiorari with the United States Supreme Court regarding the Fifth Circuit's reversal in Troice. On January 18, 2013, the Supreme Court granted our petition and will hear our appeal. Opening briefs were filed on May 3, 2013. Oral argument has been scheduled for October 7, 2013 and we expect a ruling in late 2013 or early 2014.

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

•
MacArthur v. Winter, et al., Case No. 2013-07840, was filed on February 8, 2013 on behalf of two Stanford investors against Willis Group Holdings plc, Willis of Colorado, Inc., Willis of Texas, Inc. and the same Willis associate, among others, in Texas state court (Harris County). The complaint alleges claims under Texas and Colorado statutory law and Texas common law and seeks actual, special, consequential and treble damages of approximately $4 million and attorneys' fees and costs. On March 29, 2013, Willis of Colorado, Inc. and Willis of Texas, Inc. (i) removed MacArthur to the U.S. District Court for the Southern District of Texas and (ii) notified the JPML of the pendency of this related action. On April 2, 2013, Willis of Colorado, Inc. and Willis of Texas, Inc. filed a motion in the Southern District of Texas to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. Also on April 2, 2013, the court presiding over MacArthur in the Southern District of Texas transferred the action to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. The defendants have not yet responded to the complaint in MacArthur.

•
Florida suits: On February 14, 2013, five law suits were filed against Willis Group Holdings plc, Willis Limited and Willis of Colorado, Inc. in Florida state court (Miami-Dade County) alleging violations of Florida common law. The five suits are: (1) Barbar, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05666CA27, filed on behalf of 35 Stanford investors seeking compensatory damages in excess of $30 million; (2) de Gadala-Maria, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05669CA30, filed on behalf of 64 Stanford investors seeking compensatory damages in excess of $83.5 million; (3) Ranni, et ano. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05673CA06, filed on behalf of two Stanford investors seeking compensatory damages in excess of $3 million; (4) Tisminesky, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05676CA09, filed on behalf of 11 Stanford investors seeking compensatory damages in excess of $6.5 million; and (5) Zacarias, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05678CA11, filed on behalf of 10 Stanford investors seeking compensatory damages in excess of $12.5 million. On June 3, 2013, Willis of Colorado, Inc. removed all five cases to the Southern District of Florida and, on June 4, 2013, notified the JPML of the pendency of these related actions. On June 10, 2013, the court in Tisminesky issued an order sua sponte staying and administratively closing that action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation and coordination with the other Stanford-related actions. On June 11, 2013, Willis of Colorado, Inc. moved to stay the other four actions pending the JPML's transfer decision. On June 20, 2013, the JPML issued a conditional transfer order for the transfer of the five actions to the Northern District of Texas, the transmittal of which was stayed for seven days to allow for any opposition to be filed. On June 28, 2013, with no opposition having been filed, the JPML lifted the stay, enabling the transfer to go forward. The defendants have not yet responded to the complaints in these actions.

Additional actions could be brought in the future by other investors in certificates of deposit issued by Stanford and its affiliates, including by the Stanford Receiver and/or the Stanford Investor Committee, with whom we have a tolling agreement that expires on August 31, 2013. If that tolling agreement is not extended, the Receiver and/or the Stanford Investor Committee may file suit based on substantially similar allegations to those above. The Company disputes these allegations and intends to defend itself vigorously against these actions. The outcomes of these actions, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

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

The fair value of these swaps at the close out date was $16 million, representing a cash settlement amount on termination. In connection with the terminated swaps, the Company retained a gain of $15 million in other comprehensive income as the forecasted short-term investment transactions in relation to which the swaps qualified as cash flow hedges were still considered probable. These amounts are reclassified into earnings consistent with when the forecasted swap transactions affect earnings. We expect approximately $5 million of the gain to be recognized in the consolidated statement of operations in 2013 including $3 million already recognized in the six months ended June 30, 2013.
At June 30, 2013, the Company had no derivative financial instruments that were designated as cash flow hedges of interest rate risk on investments.
Interest Rate Risk — Interest Expense
The Company's operations are financed principally by $2,050 million fixed rate senior notes and $281 million under a 5-year term loan facility. The Company also has access to $522 million under three revolving credit facilities.
The 5-year term loan facility bears interest at LIBOR plus 1.50%. As of June 30, 2013, $nil was drawn on the $500 million revolving credit facility. Drawings under that facility bear interest at LIBOR plus 1.50%. These margins apply while the Company’s debt rating remains BBB-/Baa3. Should the Company’s debt rating change, then the margin will change in accordance with the credit facilities agreements. The fixed rate senior notes bear interest at various rates as detailed in Note 14 — ‘Debt’.
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
To hedge against the potential variability in benchmark interest rates ahead of future debt financing transactions, during the quarter ended June 30, 2013 the Company entered into two short-term treasury locks, having an aggregate notional amount of $440 million. Both treasury locks were designated as being in cash flow hedging relationships.
The treasury lock contracts are recorded at fair value in other assets and other liabilities; to the extent that the hedges are highly effective and qualify for hedge accounting, a gain or loss will be recognized as a component of other comprehensive income; any ineffectiveness will be recognized within interest expense.
Any gain or loss accumulated in other comprehensive income, will be amortized as an adjustment to interest expense over the life of the corresponding debt, when issued.
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
At June 30, 2013 and December 31, 2012, the Company’s foreign currency contracts were all designated as hedging instruments except those relating to short-term cash flows and hedges of certain intercompany loans.

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for Pounds sterling in the case of US dollars and US dollars for Euro and Japanese yen. Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

	Sell	Fair value
	(millions)
US dollar	$205	$(13)
Euro	87	2
Japanese yen	38	4
In addition to forward exchange contracts we undertake short-term foreign exchange swaps for liquidity purposes. These are not designated as hedges and do not qualify for hedge accounting. The fair values at June 30, 2013 and December 31, 2012 were immaterial.

During the six months ended June 30, 2013, the Company entered into a number of foreign currency transactions in order to hedge certain intercompany loans.  These derivatives were not designated as hedging instruments and were for a total notional amount of $123 million (December 31, 2012: $63 million).  In respect of these transactions, an immaterial amount has been recognized as an asset within other current assets and a nominal gain has been recognized in other operating expenses for the period.

Willis Group Holdings plc

8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Derivative Financial Instruments
The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at June 30, 2013 and December 31, 2012:

		Fair value
Derivative financial instruments designated as hedging instruments:	Balance sheet classification	June 30, 2013	December 31, 2012
		(millions)
Assets:
Forward exchange contracts	Other assets	$7	$9
Interest rate swaps (fair value hedges)	Other assets	—	22
Treasury locks (cash flow hedges)	Other assets	17	—
Total derivatives designated as hedging instruments		$24	$31
Liabilities:
Forward exchange contracts	Other liabilities	$14	$—
Treasury locks (cash flow hedges)	Other liabilities	—	—
Total derivatives designated as hedging instruments		$14	$—
The table below presents the fair value of the Company’s derivative financial instruments that are no longer in a hedging relationship and their balance sheet classification at June 30, 2013 and December 31, 2012:

		Fair value
Derivative financial instruments no longer designated as hedging instruments:	Balance sheet classification	June 30, 2013	December 31, 2012
		(millions)
Assets:
Interest rate swaps	Other assets	$19	$—

Notes to the financial statements
 (Unaudited)
8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Cash Flow Hedges
The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for the three and six months ended June 30, 2013 and 2012:

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in OCI(i)on derivative (effective element)	Location of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Amount of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Location of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)	Amount of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)
	(millions)		(millions)		(millions)
Three months ended June 30, 2013
Interest rate swaps	$—	Investment income	$(2)	Other operating expenses	$—
Treasury locks	16	Interest expense	—	Interest expense	1
Forward exchange contracts	(1)	Other operating expenses	1	Interest expense	—
Total	$15		$(1)		$1
Three months ended June 30, 2012
Interest rate swaps	$5	Investment income	$(5)	Other operating expenses	$—
Forward exchange contracts	4	Other operating expenses	(2)	Interest expense	(1)
Total	$9		$(7)		$(1)
Six months ended June 30, 2013
Interest rate swaps	$—	Investment income	$(3)	Other operating expenses	$—
Treasury locks	16	Interest expense	—	Interest expense	1
Forward exchange contracts	(14)	Other operating expenses	(1)	Interest expense	—
Total	$2		$(4)		$1
Six months ended June 30, 2012
Interest rate swaps	$3	Investment income	$(3)	Other operating expenses	$—
Forward exchange contracts	7	Other operating expenses	—	Interest expense	—
Total	$10		$(3)		$—
 ____________________
Amounts above shown gross of tax.
(i) Other Comprehensive Income

For interest rate swaps, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For foreign exchange contracts, only the changes in fair value resulting from movements in the spot exchange rates are included in this assessment. In instances where the timing of expected cash flows can be matched exactly to the maturity of the foreign exchange contract, then changes in fair value attributable to movement in the forward points are also included.
At June 30, 2013, the Company estimates there will be $3 million of net derivative gains reclassified from accumulated comprehensive income into earnings within the next twelve months as the forecasted transactions affect earnings.
Fair Value Hedges
The Company had previously designated and accounted for interest rate swaps as fair value hedges against its $350 million 5.625% senior notes due 2015 until the first quarter of 2013 at which point these swaps, although remaining as economic hedges, no longer qualified for hedge accounting.
The table below presents the effects of derivative financial instruments in fair value hedging relationships on the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.

Willis Group Holdings plc

8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Derivative in fair value hedging relationships	Hedged item in fair value hedging relationship	(Loss) gain recognized for derivative	Gain (loss) recognized for hedged item	Ineffectiveness recognized in interest expense
		(millions)
Three months ended June 30, 2013
Interest rate swaps	5.625% senior notes due 2015	$—	$—	$—
Three months ended June 30, 2012
Interest rate swaps	5.625% senior notes due 2015	$—	$(1)	$(1)
Six months ended June 30, 2013
Interest rate swaps	5.625% senior notes due 2015	$—	$—	$—
Six months ended June 30, 2012
Interest rate swaps	5.625% senior notes due 2015	$—	$(1)	$(1)
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
The table below presents the effects of derivative financial instruments no longer in fair value hedging relationships on the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.

Derivative no longer in fair value hedging relationships	Hedged item no longer in fair value hedging relationship	(Loss) gain recognized for derivative	Amortization of prior loss recognized on hedged item	Net (loss) gain recognized in interest expense
		(millions)
Three months ended June 30, 2013
Interest rate swaps	5.625% senior notes due 2015	$(3)	$(2)	$(1)
Three months ended June 30, 2012
Interest rate swaps	5.625% senior notes due 2015	$—	$—	$—
Six months ended June 30, 2013
Interest rate swaps	5.625% senior notes due 2015	$(3)	$(4)	$1
Six months ended June 30, 2012
Interest rate swaps	5.625% senior notes due 2015	$—	$—	$—

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

Notes to the financial statements
 (Unaudited)
8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of June 30, 2013.

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

Recurring basis

The following table presents, for each of the fair value hierarchy levels, the Company's assets and liabilities that are measured at fair value on a recurring basis.

	June 30, 2013
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Cash and cash equivalents	$503	$—	$—	$503
Fiduciary funds (included within Fiduciary assets)	1,950	—	—	1,950
Derivative financial instruments	—	43	—	43
Total assets	$2,453	$43	$—	$2,496

Willis Group Holdings plc

9. FAIR VALUE MEASUREMENT (Continued)

	December 31, 2012
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Cash and cash equivalents	$500	$—	$—	$500
Fiduciary funds (included within Fiduciary assets)	1,796	—	—	1,796
Derivative financial instruments	—	31	—	31
Total assets	$2,296	$31	$—	$2,327
Liabilities at fair value:
Changes in fair value of hedged debt (i)	$—	$18	$—	$18
Total liabilities	$—	$18	$—	$18
____________________

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

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

	June 30, 2013		December 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Assets:
Derivative financial instruments	$43	$43	$31	$31
Liabilities:
Short-term debt	$17	$17	$15	$15
Long-term debt	2,326	2,509	2,338	2,576
Derivative financial instruments	14	14	—	—

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

Notes to the financial statements
 (Unaudited)
10. GOODWILL (Continued)

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2013 and the year ended December 31, 2012 are as follows:

	Global	North America	International	Total
	(millions)
Balance at January 1, 2012:
Goodwill, gross	$1,122	$1,782	$391	$3,295
Accumulated impairment losses	—	—	—	—
Goodwill, net	$1,122	$1,782	$391	$3,295
Purchase price allocation adjustments	—	—	2	2
Goodwill acquired during the year	—	10	2	12
Goodwill disposed of during the year	—	—	(1)	(1)
Goodwill impairment charge	—	(492)	—	(492)
Foreign exchange	5	—	6	11
Balance at December 31, 2012:
Goodwill, gross	$1,127	$1,792	$400	$3,319
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	$1,127	$1,300	$400	$2,827
Goodwill acquired during the period	16	—	1	17
Foreign exchange	(7)	—	(8)	(15)
Balance at June 30, 2013:
Goodwill, gross	$1,136	$1,792	$393	$3,321
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	$1,136	$1,300	$393	$2,829

11.    OTHER INTANGIBLE ASSETS, NET
Other intangible assets are classified into the following categories:

•	‘Customer and Marketing Related’, including:

•	client relationships;

•	client lists;

•	non-compete agreements;

•	trade names; and

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.

Willis Group Holdings plc

11. OTHER INTANGIBLE ASSETS, NET (Continued)

The major classes of amortizable intangible assets are as follows:

	June 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(millions)
Customer and Marketing Related:
Client Relationships	$690	$(326)	$364	$717	$(340)	$377
Client Lists	3	(1)	2	3	(1)	2
Non-compete Agreements	4	—	4	3	—	3
Trade Names	2	(1)	1	11	(10)	1
Total Customer and Marketing Related	699	(328)	371	734	(351)	383
Contract based, Technology and Other	5	(3)	2	4	(2)	2
Total amortizable intangible assets	$704	$(331)	$373	$738	$(353)	$385

The aggregate amortization of intangible assets for the six months ended June 30, 2013 was $28 million (six months ended June 30, 2012: $30 million), of which $14 million was recognized in the three months ended June 30, 2013 (three months ended June 30, 2012: $15 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total
	(millions)
Amortization of intangible assets	$29	$49	$41	$36	$31	$187	$373

Notes to the financial statements
 (Unaudited)

12.    OTHER ASSETS
An analysis of other assets is as follows:

	June 30, 2013	December 31, 2012
	(millions)
Other current assets
Prepayments and accrued income	$75	$61
Income tax receivable	32	50
Derivatives	26	14
Debt issuance costs	3	3
Other	71	53
Total other current assets	$207	$181
Other non-current assets
Deferred compensation plan assets	$97	$97
Derivatives	17	17
Prepayments and accrued income	21	24
Debt issuance costs	11	12
Other receivables	59	56
Total other non-current assets	$205	$206
Total other assets	$412	$387

13.    OTHER LIABILITIES
An analysis of other liabilities is as follows:

	June 30, 2013	December 31, 2012
	(millions)
Other current liabilities
Accounts payable	$88	$88
Accrued dividends payable	50	47
Other taxes payable	52	44
Accrued interest payable	37	34
Derivatives	9	—
Other payables	122	114
Total other current liabilities	$358	$327
Other non-current liabilities
Incentives from lessors	$168	$173
Deferred compensation plan liability	97	101
Capital lease obligation	25	28
Other payables	81	73
Total other non-current liabilities	$371	$375
Total other liabilities	$729	$702

Willis Group Holdings plc

14.    DEBT
Short-term debt and current portion of the long-term debt consists of the following:

	June 30, 2013	December 31, 2012
	(millions)
Current portion of 5-year term loan facility expires 2016	$15	$15
Revolving credit facility	2	—
	$17	$15
Long-term debt consists of the following:

	June 30, 2013	December 31, 2012
	(millions)

5-year term loan facility expires 2016	$266	$274
5.625% senior notes due 2015	350	350
Fair value adjustment on 5.625% senior notes due 2015	14	18
4.125% senior notes due 2016	299	299
6.200% senior notes due 2017	600	600
7.000% senior notes due 2019	300	300
5.750% senior notes due 2021	496	496
3-year term loan facility expires 2015	1	1
	$2,326	$2,338
The 5-year term loan facility expiring 2016 bears interest at LIBOR plus 1.50% and is repayable in quarterly installments and a final repayment of $225 million is due in the fourth quarter of 2016. Drawings under the revolving $500 million credit facility bear interest at LIBOR plus 1.50% and the facility expires on December 16, 2016. These margins apply while the Company’s debt rating remains BBB-/Baa3. As of June 30, 2013 $nil was outstanding under this revolving credit facility.

On July 23, 2013 we entered into an amendment to our existing credit facilities to extend both the amount of financing and the maturity date of the facilities. As a result of this amendment, our revolving credit facility has been increased from $500 million to $800 million. There has been no increase to the remaining $281 million outstanding on the $300 million term loan. The maturity date has been extended to July 23, 2018, from December 16, 2016.

There were no changes to the previously disclosed interest rates or on-going fees payable with respect to the term loan or the revolving credit facility.

The amended term loan is repayable in quarterly installments and a final repayment of $186 million is due in the third quarter of 2018.

The agreements relating to these facilities continue to contain requirements to maintain maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA and minimum levels of consolidated EBITDA to consolidated interest expense, subject to certain adjustments. In connection with the amendment discussed above, we can request an increase in the maximum consolidated leverage ratio for up to four fiscal quarters following the completion of one or more acquisitions in a 15 month period where the aggregate consideration equals or exceeds an agreed threshold.

On July 25, 2013 the Company commenced cash tender offers for (1) any of its 5.625% Senior Notes due 2015 and (2) up to a maximum amount of the 6.200% Senior Notes due 2017 and 7.000% Senior Notes due 2019 such that the aggregate principal amount of the notes tendered and accepted for purchase is equal to $500 million principal amount of Notes less the aggregate principal amount of the 5.625% Senior Note due 2015 tendered and accepted for purchase.

Notes to the financial statements
 (Unaudited)

15.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Six months ended June 30,
	2013	2012
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes, net	$26	$21
Cash payments for interest	59	57
Acquisitions:
Fair value of assets acquired	$46	$—
Less: Liabilities assumed	(30)	—
Net assets acquired, net of cash acquired	$16	$—

16.    COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
	(millions)			(millions)
Other comprehensive income:
Foreign currency translation adjustments	$(15)	$—	$(15)	$(49)	$—	$(49)
Pension funding adjustments:
Foreign currency translation on pension funding adjustments	1	(2)	(1)	13	(4)	9
Amortization of unrecognized actuarial loss	14	(2)	12	12	(4)	8
Amortization of unrecognized prior service gain	(2)	1	(1)	(2)	1	(1)
	13	(3)	10	23	(7)	16
Derivative instruments:
Gain on interest rate swaps (effective element)	—	—	—	5	(1)	4
Interest rate swap reclassification adjustment	(2)	1	(1)	(5)	1	(4)
Gain on forward exchange contracts (effective element)	(1)	—	(1)	4	(1)	3
Forward exchange contracts reclassification adjustment	1	(1)	—	(2)	—	(2)
Gain on treasury lock (effective element)	16	(3)	13	—	—	—
	14	(3)	11	2	(1)	1
Other comprehensive income (loss)	12	(6)	6	(24)	(8)	(32)
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	1	—	1
Other comprehensive income (loss) attributable to Willis Group Holdings	$12	$(6)	$6	$(23)	$(8)	$(31)

Willis Group Holdings plc

16. COMPREHENSIVE INCOME (Continued)

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
	(millions)			(millions)
Other comprehensive income:
Foreign currency translation adjustments	$(89)	$—	$(89)	$(14)	$—	$(14)
Pension funding adjustments:
Foreign currency translation on pension funding adjustments	54	(15)	39	(8)	2	(6)
Amortization of unrecognized actuarial loss	27	(5)	22	24	(7)	17
Amortization of unrecognized prior service gain	(3)	1	(2)	(3)	1	(2)
	78	(19)	59	13	(4)	9
Derivative instruments:
Gain on interest rate swaps (effective element)	—	—	—	3	(1)	2
Interest rate swap reclassification adjustment	(3)	1	(2)	(3)	1	(2)
Gain on forward exchange contracts (effective element)	(14)	3	(11)	7	(2)	5
Forward exchange contracts reclassification adjustment	(1)	—	(1)	—	—	—
Gain on treasury lock (effective element)	16	(3)	13	—	—	—
	(2)	1	(1)	7	(2)	5
Other comprehensive (loss) income	(13)	(18)	(31)	6	(6)	—
Less: Other comprehensive income attributable to noncontrolling interests	1	—	1	—	—	—
Other comprehensive (loss) income attributable to Willis Group Holdings	$(12)	$(18)	$(30)	$6	$(6)	$—
The components of accumulated other comprehensive loss, net of tax, are as follows:

	Net foreign currency translation adjustment	Pension funding adjustment	Net unrealized gain on derivative instruments	Total
	(millions)
Balance at December 31, 2012	$(34)	$(831)	$15	$(850)
Other comprehensive income before reclassifications	(88)	39	2	(47)
Amounts reclassified from accumulated other comprehensive income	—	20	(3)	17
Net current-period other comprehensive income, net of tax and noncontrolling interests	(88)	59	(1)	(30)
Balance at June 30, 2013	$(122)	$(772)	$14	$(880)

Notes to the financial statements
 (Unaudited)
16. COMPREHENSIVE INCOME (Continued)

Amounts reclassified out of accumulated other comprehensive income into the statement of operations are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement of operations
	Three months ended June 30,
	2013	2012
	(millions)
Gains and losses on cash flow hedges (Note 8)
Interest rate swaps	$(2)	$(5)	Investment income
Foreign exchange contracts	1	(2)	Other operating expenses
	(1)	(7)	Total before tax
Tax	—	1
	$(1)	$(6)	Net of tax
Amortization of defined benefit pension items (Note 6)
Prior service gain	$(2)	$(2)	Salaries and benefits
Net actuarial loss	14	12	Salaries and benefits
	12	10	Total before tax
Tax	(1)	(3)
	$11	$7	Net of tax

Total reclassifications for the period	$10	$1

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement of operations
	Six months ended June 30,
	2013	2012
	(millions)
Gains and losses on cash flow hedges (Note 8)
Interest rate swaps	$(3)	$(3)	Investment income
Foreign exchange contracts	(1)	—	Other operating expenses
	(4)	(3)	Total before tax
Tax	1	1
	$(3)	$(2)	Net of tax
Amortization of defined benefit pension items (Note 6)
Prior service gain	$(3)	$(3)	Salaries and benefits
Net actuarial loss	27	24	Salaries and benefits
	24	21	Total before tax
Tax	(4)	(6)
	$20	$15	Net of tax

Total reclassifications for the period	$17	$13

Willis Group Holdings plc

17.    EQUITY AND NONCONTROLLING INTERESTS
The components of stockholders’ equity and noncontrolling interests are as follows:

	June 30, 2013			June 30, 2012
	Willis Group Holdings stockholders	Noncontrolling interests	Total equity	Willis Group Holdings stockholders	Noncontrolling interests	Total equity
	(millions)
Balance at beginning of period	$1,699	$26	$1,725	$2,486	$31	$2,517
Comprehensive income:
Net income	324	6	330	333	9	342
Other comprehensive income, net of tax	(30)	(1)	(31)	—	—	—
Comprehensive income	294	5	299	333	9	342
Dividends	(98)	(8)	(106)	(94)	(11)	(105)
Additional paid-in capital	86	—	86	39	—	39
Repurchase of shares (i)	—	—	—	(56)	—	(56)
Additional noncontrolling interests	—	—	—	2	1	3
Purchase of subsidiary shares from noncontrolling interests	(4)	—	(4)	(23)	(6)	(29)
Balance at end of period	$1,977	$23	$2,000	$2,687	$24	$2,711
 _________________________________

(i)	Based on settlement date we repurchased 1,579,849 shares at an average price of $35.31 in the six months ended June 30, 2012.
The effects on equity of changes in Willis Group Holdings ownership interest in its subsidiaries are as follows:

	June 30, 2013	June 30, 2012
	(millions)
Net income attributable to Willis Group Holdings	$324	$333
Transfers from noncontrolling interest:
Decrease in Willis Group Holdings paid-in capital for purchase of noncontrolling interests	(4)	(23)
Increase in Willis Group Holdings paid-in capital for sale of noncontrolling interests	—	2
Net transfers to noncontrolling interests	(4)	(21)
Change from net income attributable to Willis Group Holdings and transfers from noncontrolling interests	$320	$312

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

(iii)	write-off of uncollectible accounts receivable balance and associated legal fees and insurance recoveries arising in Chicago due to fraudulent overstatement of commissions and fees; and

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

Willis Group Holdings plc

18. SEGMENT INFORMATION (Continued)

Selected information regarding the Company’s segments is as follows:

	Three months ended June 30, 2013
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$305	$1	$—	$306	$7	$106	$—
North America	333	—	2	335	9	57	—
International	247	2	—	249	5	27	(3)
Total Retail	580	2	2	584	14	84	(3)
Total Segments	885	3	2	890	21	190	(3)
Corporate and Other (i)	—	—	—	—	14	(19)	—
Total Consolidated	$885	$3	$2	$890	$35	$171	$(3)

	Three months ended June 30, 2012
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$282	$1	$—	$283	$6	$94	$—
North America	314	1	—	315	8	48	—
International	241	3	—	244	5	40	(1)
Total Retail	555	4	—	559	13	88	(1)
Total Segments	837	5	—	842	19	182	(1)
Corporate and Other (i)	—	—	—	—	15	(3)	—
Total Consolidated	$837	$5	$—	$842	$34	$179	$(1)
_________________________________

(i)	See the following table for an analysis of the ‘Corporate and Other’ line.

	Three months ended June 30,
	2013	2012
	(millions)
Amortization of intangible assets	$(14)	$(15)
Foreign exchange gain on the UK pension plan asset	1	(2)
Insurance recovery (a)	—	5
Other	(6)	9
Total Corporate and Other	$(19)	$(3)
 _________________________________

(a)	Insurance recovery, recorded in Other operating expenses, related to a previously disclosed fraudulent activity in a stand-alone North America business.

Notes to the financial statements
(Unaudited)
18. SEGMENT INFORMATION (Continued)

	Six months ended June 30, 2013
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$688	$2	$—	$690	$14	$277	$—
North America	696	1	3	700	18	146	—
International	547	4	—	551	10	113	12
Total Retail	1,243	5	3	1,251	28	259	12
Total Segments	1,931	7	3	1,941	42	536	12
Corporate and Other (i)	—	—	—	—	33	(78)	—
Total Consolidated	$1,931	$7	$3	$1,941	$75	$458	$12

	Six months ended June 30, 2012
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$652	$3	$—	$655	$13	$273	$—
North America	660	1	3	664	16	130	—
International	530	6	—	536	9	121	14
Total Retail	1,190	7	3	1,200	25	251	14
Total Segments	1,842	10	3	1,855	38	524	14
Corporate and Other (i)	—	—	—	—	30	(28)	—
Total Consolidated	$1,842	$10	$3	$1,855	$68	$496	$14
_________________________________

(i)	See the following table for an analysis of the ‘Corporate and Other’ line.

	Six months ended June 30,
	2013	2012
	(millions)
Amortization of intangible assets	$(28)	$(30)
Foreign exchange hedging	—	2
Foreign exchange gain on the UK pension plan asset	1	(1)
Write-off of uncollectible accounts receivable balance in Chicago and associated legal fees (a)	—	(13)
Expense reduction initiative (b)	(46)	—
Insurance recovery (c)	—	5
Other	(5)	9
Total Corporate and Other	$(78)	$(28)
 _________________________________

(a)	Write-off of uncollectible accounts receivable balance in relation to a previously disclosed fraudulent overstatement of Commissions and fees.

(b)	Charge related to the assessment of the Company's organizational design.

(c)	Insurance recovery, recorded in Other operating expenses, related to a previously disclosed fraudulent activity in a stand-alone North America business.

Willis Group Holdings plc

18. SEGMENT INFORMATION (Continued)

The following table reconciles total consolidated operating income, as disclosed in the segment tables above, to consolidated income before income taxes and interest in earnings of associates:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(millions)
Total consolidated operating income	$171	$179	$458	$496
Interest expense	(32)	(33)	(63)	(65)
Income before income taxes and interest in earnings of associates	$139	$146	$395	$431

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
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
The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as of June 30, 2013 of Willis Group Holdings, the Other Guarantors and the Issuer. Investments in subsidiaries in the unaudited condensed consolidating balance sheet for Other represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.
The entities included in the Other Guarantors column as of June 30, 2013 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc and Willis Group Limited.

Notes to the financial statements
 (Unaudited)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$885	$—	$885
Investment income	—	3	—	3	(3)	3
Other income	—	—	—	2	—	2
Total revenues	—	3	—	890	(3)	890
EXPENSES
Salaries and benefits	(1)	—	(22)	(506)	—	(529)
Other operating expenses	(1)	(26)	(42)	(142)	56	(155)
Depreciation expense	—	(1)	(7)	(13)	—	(21)
Amortization of intangible assets	—	—	—	(16)	2	(14)
Net gain on disposal of operations	—	—	—	3	(3)	—
Total expenses	(2)	(27)	(71)	(674)	55	(719)
OPERATING (LOSS) INCOME	(2)	(24)	(71)	216	52	171
Investment income from Group undertakings	—	88	73	5	(166)	—
Interest expense	(10)	(50)	(36)	(88)	152	(32)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(12)	14	(34)	133	38	139
Income taxes	—	5	—	(40)	6	(29)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(12)	19	(34)	93	44	110
Interest in earnings of associates, net of tax	—	—	—	(5)	2	(3)
Equity account for subsidiaries	117	93	48	—	(258)	—
NET INCOME	105	112	14	88	(212)	107
Less: Net income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$105	$112	$14	$86	$(212)	$105

Willis Group Holdings plc

19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$111	$118	$16	$80	$(212)	$113
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$111	$118	$16	$78	$(212)	$111

Notes to the financial statements
 (Unaudited)
19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$837	$—	$837
Investment income	—	3	—	5	(3)	5
Other income	—	—	—	—	—	—
Total revenues	—	3	—	842	(3)	842
EXPENSES
Salaries and benefits	—	—	(6)	(494)	—	(500)
Other operating expenses	(10)	(2)	(33)	(87)	3	(129)
Depreciation expense	—	(1)	(4)	(14)	—	(19)
Amortization of intangible assets	—	—	—	(19)	4	(15)
Net loss on disposal of operations	—	—	—	(7)	7	—
Total expenses	(10)	(3)	(43)	(621)	14	(663)
OPERATING (LOSS) INCOME	(10)	—	(43)	221	11	179
Investment income from Group undertakings	—	93	66	19	(178)	—
Interest expense	(10)	(64)	(37)	(73)	151	(33)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(20)	29	(14)	167	(16)	146
Income taxes	5	1	5	(41)	(6)	(36)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(15)	30	(9)	126	(22)	110
Interest in earnings of associates, net of tax	—	—	—	(3)	2	(1)
Equity account for subsidiaries	123	92	18	—	(233)	—
INCOME FROM CONTINUING OPERATIONS	108	122	9	123	(253)	109
Discontinued operations, net of tax	—	—	—	1	—	1
NET INCOME	108	122	9	124	(253)	110
Less: Net income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$108	$122	$9	$122	$(253)	$108

Willis Group Holdings plc

19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$77	$94	$12	$79	$(184)	$78
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$77	$94	$12	$78	$(184)	$77

Notes to the financial statements
 (Unaudited)
19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,931	$—	$1,931
Investment income	—	6	—	7	(6)	7
Other income	—	—	—	(183)	186	3
Total revenues	—	6	—	1,755	180	1,941
EXPENSES
Salaries and benefits	(1)	—	(45)	(1,051)	—	(1,097)
Other operating expenses	(5)	(31)	(85)	(246)	56	(311)
Depreciation expense	—	(1)	(11)	(35)	—	(47)
Amortization of intangible assets	—	—	—	(32)	4	(28)
Net gain on disposal of operations	—	—	—	3	(3)	—
Total expenses	(6)	(32)	(141)	(1,361)	57	(1,483)
OPERATING (LOSS) INCOME	(6)	(26)	(141)	394	237	458
Investment income from Group undertakings	—	172	135	48	(355)	—
Interest expense	(21)	(99)	(66)	(173)	296	(63)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(27)	47	(72)	269	178	395
Income taxes	—	6	—	(87)	4	(77)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(27)	53	(72)	182	182	318
Interest in earnings of associates, net of tax	—	—	—	8	4	12
Equity account for subsidiaries	351	295	122	—	(768)	—
NET INCOME	324	348	50	190	(582)	330
Less: Net income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$324	$348	$50	$184	$(582)	$324

Willis Group Holdings plc

19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$294	$318	$54	$143	$(510)	$299
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$294	$318	$54	$138	$(510)	$294

Notes to the financial statements
 (Unaudited)
19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,842	$—	$1,842
Investment income	—	6	—	10	(6)	10
Other income	—	—	—	96	(93)	3
Total revenues	—	6	—	1,948	(99)	1,855
EXPENSES
Salaries and benefits	(1)	—	(22)	(983)	—	(1,006)
Other operating expenses	(7)	1	(55)	(228)	4	(285)
Depreciation expense	—	(1)	(7)	(30)	—	(38)
Amortization of intangible assets	—	—	—	(36)	6	(30)
Net loss on disposal of operations	—	—	—	(23)	23	—
Total expenses	(8)	—	(84)	(1,300)	33	(1,359)
OPERATING (LOSS) INCOME	(8)	6	(84)	648	(66)	496
Investment income from Group undertakings	—	186	130	14	(330)	—
Interest expense	(21)	(127)	(74)	(142)	299	(65)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(29)	65	(28)	520	(97)	431
Income taxes	7	3	10	(117)	(7)	(104)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(22)	68	(18)	403	(104)	327
Interest in earnings of associates, net of tax	—	—	—	10	4	14
Equity account for subsidiaries	355	285	53	—	(693)	—
INCOME FROM CONTINUING OPERATIONS	333	353	35	413	(793)	341
Discontinued operations, net of tax	—	—	—	1	—	1
NET INCOME	333	353	35	414	(793)	342
Less: Net income attributable to noncontrolling interests	—	—	—	(9)	—	(9)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$333	$353	$35	$405	$(793)	$333

Willis Group Holdings plc

19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$333	$354	$39	$430	$(814)	$342
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(9)	—	(9)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$333	$354	$39	$421	$(814)	$333

Notes to the financial statements
 (Unaudited)
19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of June 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$5	$—	$497	$—	$503
Accounts receivable, net	—	—	2	1,015	27	1,044
Fiduciary assets	—	—	—	10,799	(889)	9,910
Deferred tax assets	—	—	—	11	(1)	10
Other current assets	1	91	25	263	(173)	207
Total current assets	2	96	27	12,585	(1,036)	11,674
Investments in subsidiaries	(1,215)	2,763	646	3,807	(6,001)	—
Amounts owed by (to) Group undertakings	4,047	(3,926)	653	(774)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	12	57	385	(2)	452
Goodwill	—	—	—	1,211	1,618	2,829
Other intangible assets, net	—	—	—	502	(129)	373
Investments in associates	—	—	—	(48)	225	177
Deferred tax assets	—	—	—	40	(25)	15
Pension benefits asset	—	—	—	213	—	213
Other non-current assets	4	138	34	165	(136)	205
Total non-current assets	4	150	91	2,468	1,551	4,264
TOTAL ASSETS	$2,838	$(917)	$1,417	$18,086	$(5,486)	$15,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$10,799	$(889)	$9,910
Deferred revenue and accrued expenses	3	—	15	397	(1)	414
Income taxes payable	—	34	—	137	(137)	34
Short-term debt and current portion of long-term debt	—	15	—	2	—	17
Deferred tax liabilities	1	4	—	28	(1)	32
Other current liabilities	62	—	49	277	(30)	358
Total current liabilities	66	53	64	11,640	(1,058)	10,765
NON-CURRENT LIABILITIES
Long-term debt	795	266	1,264	1	—	2,326
Liabilities for pension benefits	—	—	—	256	—	256
Deferred tax liabilities	—	—	—	43	(25)	18
Provisions for liabilities	—	—	—	213	(11)	202
Other non-current liabilities	—	5	6	361	(1)	371
Total non-current liabilities	795	271	1,270	874	(37)	3,173
TOTAL LIABILITIES	$861	$324	$1,334	$12,514	$(1,095)	$13,938

EQUITY
Total Willis Group Holdings stockholders’ equity	1,977	(1,241)	83	5,549	(4,391)	1,977
Noncontrolling interests	—	—	—	23	—	23
Total equity	1,977	(1,241)	83	5,572	(4,391)	2,000
TOTAL LIABILITIES AND EQUITY	$2,838	$(917)	$1,417	$18,086	$(5,486)	$15,938

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

Notes to the financial statements
 (Unaudited)
19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(26)	$41	$(25)	$147	$—	$137
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	2	6	—	8
Additions to fixed assets	—	(1)	(8)	(42)	—	(51)
Additions to intangible assets	—	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(29)	—	(29)
Payments to acquire other investments	—	—	—	(2)	—	(2)
Net cash used in investing activities	—	(1)	(6)	(68)	—	(75)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	2	—	2
Repayments of debt	—	(8)	—	—	—	(8)
Proceeds from issue of shares	62	—	—	—	—	62
Amounts owed by (to) Group undertakings	58	(27)	31	(62)	—	—
Excess tax benefits from share-based payment arrangements	1	—	—	—	—	1
Dividends paid	(95)	—	—	—	—	(95)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(8)	—	(8)
Net cash provided by (used in) financing activities	26	(35)	31	(72)	—	(50)
INCREASE IN CASH AND CASH EQUIVALENTS	—	5	—	7	—	12
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9)	—	(9)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$5	$—	$497	$—	$503

Willis Group Holdings plc

19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(25)	$59	$35	$142	$(53)	$158
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	5	—	5
Additions to fixed assets	—	(5)	(7)	(51)	—	(63)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(4)	—	(4)
Payments to acquire other investments	—	—	—	(4)	—	(4)
Net cash used in investing activities	—	(5)	(7)	(54)	—	(66)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	50	—	—	—	50
Repayments of debt	—	(5)	—	(4)	—	(9)
Repurchase of shares	(56)	—	—	—	—	(56)
Proceeds from issue of shares	23	—	—	—	—	23
Amounts owed by (to) Group undertakings	151	(99)	(191)	139	—	—
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	(93)	—	—	(53)	53	(93)
Proceeds from sale of noncontrolling interests	—	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	—	(29)	—	(29)
Dividends paid to noncontrolling interests	—	—	—	(10)	—	(10)
Net cash provided by (used in) financing activities	25	(54)	(191)	47	53	(120)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	—	(163)	135	—	(28)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	(1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	163	273	—	436
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—	$407	$—	$407

Notes to the financial statements
 (Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
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
The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as of June 30, 2013 of Willis Group Holdings and the Guarantors. Investments in subsidiaries in the unaudited condensed consolidating balance sheet for Other represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.
The entities included in the Guarantors column as of June 30, 2013 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America.

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$885	$—	$885
Investment income	—	3	3	(3)	3
Other income	—	—	2	—	2
Total revenues	—	3	890	(3)	890
EXPENSES
Salaries and benefits	(1)	(22)	(506)	—	(529)
Other operating expenses	(1)	(68)	(142)	56	(155)
Depreciation expense	—	(8)	(13)	—	(21)
Amortization of intangible assets	—	—	(16)	2	(14)
Net gain on disposal of operations	—	—	3	(3)	—
Total expenses	(2)	(98)	(674)	55	(719)
OPERATING (LOSS) INCOME	(2)	(95)	216	52	171
Investment income from Group undertakings	—	161	5	(166)	—
Interest expense	(10)	(86)	(88)	152	(32)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(12)	(20)	133	38	139
Income taxes	—	5	(40)	6	(29)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(12)	(15)	93	44	110
Interest in earnings of associates, net of tax	—	—	(5)	2	(3)
Equity account for subsidiaries	117	127	—	(244)	—
NET INCOME	105	112	88	(198)	107
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$105	$112	$86	$(198)	$105

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$111	$118	$80	$(196)	$113
Less: comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$111	$118	$78	$(196)	$111

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2012
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$837	$—	$837
Investment income	—	3	5	(3)	5
Other income	—	—	—	—	—
Total revenues	—	3	842	(3)	842
EXPENSES
Salaries and benefits	—	(6)	(494)	—	(500)
Other operating expenses	(10)	(35)	(87)	3	(129)
Depreciation expense	—	(5)	(14)	—	(19)
Amortization of intangible assets	—	—	(19)	4	(15)
Net loss on disposal of operations	—	—	(7)	7	—
Total expenses	(10)	(46)	(621)	14	(663)
OPERATING (LOSS) INCOME	(10)	(43)	221	11	179
Investment income from Group undertakings	—	159	19	(178)	—
Interest expense	(10)	(101)	(73)	151	(33)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(20)	15	167	(16)	146
Income taxes	5	6	(41)	(6)	(36)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(15)	21	126	(22)	110
Interest in earnings of associates, net of tax	—	—	(3)	2	(1)
Equity account for subsidiaries	123	101	—	(224)	—
INCOME FROM CONTINUING OPERATIONS	108	122	123	(244)	109
Discontinued operations, net of tax	—	—	1	—	1
NET INCOME	108	122	124	(244)	110
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$108	$122	$122	$(244)	$108

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2012
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$77	$94	$79	$(172)	$78
Less: comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$77	$94	$78	$(172)	$77

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Statement of Operations

	Six months ended June 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$1,931	$—	$1,931
Investment income	—	6	7	(6)	7
Other income	—	—	(183)	186	3
Total revenues	—	6	1,755	180	1,941
EXPENSES
Salaries and benefits	(1)	(45)	(1,051)	—	(1,097)
Other operating expenses	(5)	(116)	(246)	56	(311)
Depreciation expense	—	(12)	(35)	—	(47)
Amortization of intangible assets	—	—	(32)	4	(28)
Net gain on disposal of operations	—	—	3	(3)	—
Total expenses	(6)	(173)	(1,361)	57	(1,483)
OPERATING (LOSS) INCOME	(6)	(167)	394	237	458
Investment income from Group undertakings	—	307	48	(355)	—
Interest expense	(21)	(165)	(173)	296	(63)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(27)	(25)	269	178	395
Income taxes	—	6	(87)	4	(77)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(27)	(19)	182	182	318
Interest in earnings of associates, net of tax	—	—	8	4	12
Equity account for subsidiaries	351	367	—	(718)	—
NET INCOME	324	348	190	(532)	330
Less: Net income attributable to noncontrolling interests	—	—	(6)	—	(6)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$324	$348	$184	$(532)	$324

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$294	$318	$143	$(456)	$299
Less: comprehensive income attributable to noncontrolling interests	—	—	(5)	—	(5)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$294	$318	$138	$(456)	$294

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2012
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$1,842	$—	$1,842
Investment income	—	6	10	(6)	10
Other income	—	—	96	(93)	3
Total revenues	—	6	1,948	(99)	1,855
EXPENSES
Salaries and benefits	(1)	(22)	(983)	—	(1,006)
Other operating expenses	(7)	(54)	(228)	4	(285)
Depreciation expense	—	(8)	(30)	—	(38)
Amortization of intangible assets	—	—	(36)	6	(30)
Net loss on disposal of operations	—	—	(23)	23	—
Total expenses	(8)	(84)	(1,300)	33	(1,359)
OPERATING (LOSS) INCOME	(8)	(78)	648	(66)	496
Investment income from Group undertakings	—	316	14	(330)	—
Interest expense	(21)	(201)	(142)	299	(65)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(29)	37	520	(97)	431
Income taxes	7	13	(117)	(7)	(104)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(22)	50	403	(104)	327
Interest in earnings of associates, net of tax	—	—	10	4	14
Equity account for subsidiaries	355	303	—	(658)	—
INCOME FROM CONTINUING OPERATIONS	333	353	413	(758)	341
Discontinued operations, net of tax	—	—	1	—	1
NET INCOME	333	353	414	(758)	342
Less: Net income attributable to noncontrolling interests	—	—	(9)	—	(9)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$333	$353	$405	$(758)	$333

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2012
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$333	$354	$430	$(775)	$342
Less: comprehensive income attributable to noncontrolling interests	—	—	(9)	—	(9)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$333	$354	$421	$(775)	$333

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of June 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$5	$497	$—	$503
Accounts receivable, net	—	2	1,015	27	1,044
Fiduciary assets	—	—	10,799	(889)	9,910
Deferred tax assets	—	—	11	(1)	10
Other current assets	1	116	263	(173)	207
Total current assets	2	123	12,585	(1,036)	11,674
Investments in subsidiaries	(1,215)	3,326	3,807	(5,918)	—
Amounts owed by (to) Group undertakings	4,047	(3,273)	(774)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	69	385	(2)	452
Goodwill	—	—	1,211	1,618	2,829
Other intangible assets, net	—	—	502	(129)	373
Investments in associates	—	—	(48)	225	177
Deferred tax assets	—	—	40	(25)	15
Pension benefits asset	—	—	213	—	213
Other non-current assets	4	172	165	(136)	205
Total non-current assets	4	241	2,468	1,551	4,264
TOTAL ASSETS	$2,838	$417	$18,086	$(5,403)	$15,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$10,799	$(889)	$9,910
Deferred revenue and accrued expenses	3	15	397	(1)	414
Income taxes payable	—	34	137	(137)	34
Short-term debt and current portion of long-term debt	—	15	2	—	17
Deferred tax liabilities	1	4	28	(1)	32
Other current liabilities	62	49	277	(30)	358
Total current liabilities	66	117	11,640	(1,058)	10,765
NON-CURRENT LIABILITIES
Long-term debt	795	1,530	1	—	2,326
Liabilities for pension benefits	—	—	256	—	256
Deferred tax liabilities	—	—	43	(25)	18
Provisions for liabilities	—	—	213	(11)	202
Other non-current liabilities	—	11	361	(1)	371
Total non-current liabilities	795	1,541	874	(37)	3,173
TOTAL LIABILITIES	$861	$1,658	$12,514	$(1,095)	$13,938

EQUITY
Total Willis Group Holdings stockholders’ equity	1,977	(1,241)	5,549	(4,308)	1,977
Noncontrolling interests	—	—	23	—	23
Total equity	1,977	(1,241)	5,572	(4,308)	2,000
TOTAL LIABILITIES AND EQUITY	$2,838	$417	$18,086	$(5,403)	$15,938

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

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(26)	$16	$147	$—	$137
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	2	6	—	8
Additions to fixed assets	—	(9)	(42)	—	(51)
Additions to intangible assets	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	(29)	—	(29)
Payments to acquire other investments	—	—	(2)	—	(2)
Net cash used in investing activities	—	(7)	(68)	—	(75)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	2	—	2
Repayments of debt	—	(8)	—	—	(8)
Proceeds from issue of shares	62	—	—	—	62
Amounts owed by (to) Group undertakings	58	4	(62)	—	—
Excess tax benefits from share-based payment arrangement	1	—	—	—	1
Dividends paid	(95)	—	—	—	(95)
Acquisition of noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	(8)	—	(8)
Net cash provided by (used in) financing activities	26	(4)	(72)	—	(50)
INCREASE IN CASH AND CASH EQUIVALENTS	—	5	7	—	12
Effect of exchange rate changes on cash and cash equivalents	—	—	(9)	—	(9)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$5	$497	$—	$503

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2012
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(25)	$94	$142	$(53)	$158
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	5	—	5
Additions to fixed assets	—	(12)	(51)	—	(63)
Acquisitions of subsidiaries, net of cash acquired	—	—	(4)	—	(4)
Payments to acquire other investments	—	—	(4)	—	(4)
Net cash used in investing activities	—	(12)	(54)	—	(66)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	50	—	—	50
Repayments of debt	—	(5)	(4)	—	(9)
Repurchase of shares	(56)	—	—	—	(56)
Proceeds from issue of shares	23	—	—	—	23
Amounts owed by (to) Group undertakings	151	(290)	139	—	—
Excess tax benefits from share-based payment arrangement	—	—	1	—	1
Dividends paid	(93)	—	(53)	53	(93)
Proceeds from sale of noncontrolling interests	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	(29)	—	(29)
Dividends paid to noncontrolling interests	—	—	(10)	—	(10)
Net cash provided by (used in) financing activities	25	(245)	47	53	(120)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(163)	135	—	(28)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	163	273	—	436
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$407	$—	$407

Willis Group Holdings plc

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion includes references to non-GAAP financial measures as defined in Regulation G of the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, specifically, organic growth in commissions and fees, adjusted operating margin, adjusted operating income, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic growth in commissions and fees excludes the impact of acquisitions and disposals, period over period movements in foreign currency movements, and investment and other income from growth in revenues. Adjusted operating margin, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations are calculated by excluding the impact of certain specified items from operating income, net income from continuing operations, and earnings per diluted share from continuing operations, respectively, the most directly comparable GAAP measures. These financial measures should be viewed in addition to, not in lieu of, these condensed consolidated financial statements for the three and six months ended June 30, 2013.
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
Our Global business provides specialist brokerage and consulting services to clients worldwide arising from specific industries and activities including Aerospace; Energy; Marine; Construction, Property and Casualty; Financial and Executive Risks; Financial Solutions; Faber Global; Fine Art, Jewelry and Specie; Special Contingency Risks; Hughes-Gibbs; Willis Capital Markets & Advisory; Placement and Reinsurance.
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
Due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission revenues may vary widely between accounting periods. A period of low or declining premium rates, generally known as a ‘soft’ or ‘softening’ market, generally leads to downward pressure on commission revenues and can have a material adverse impact on our commission revenues and operating margin. A ‘hard’ or ‘firming’ market, during which premium rates rise, generally has a favorable impact on our commission revenues and operating margin. Rates, however, vary by geography, industry and client segment. As a result and due to the global and diverse nature of our business, we view rates holistically.

Business discussion

Market Conditions

Market conditions in our industry are generally defined by factors such as the strength of the economies in the various geographic regions in which we serve around the world, insurance rate movements, and insurance and reinsurance buying patterns of our clients. The industry in general was negatively impacted by the soft insurance market that steadily existed throughout the years 2005 through 2010. Additionally, many of our retail operations, but especially our larger operations in North America, the UK and Ireland, have been particularly impacted by the weakened economic climate since 2008. These factors combined resulted in declines in revenues in these operations.

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

In the first quarter 2013 the reinsurance market was flat, however during the second quarter we have seen changing market sentiment driven by increases in capital and capital management actions although rate movements have not yet fully reflected this. Against this backdrop absent any significant catastrophe loss we expect that there may be some softening of rates in reinsurance markets, although we are still seeing increases in the primary market in certain lines of business, geographies and some catastrophe-exposed regions.  Overall we still believe that given the new capital entering the market, in the absence of significant catastrophe loss or capital impairment in the industry, a pronounced universal turn in the market is unlikely to occur.
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

In the face of this challenging economic environment we have adopted a strategy to invest selectively in growth areas, defined by geography, industry sector and client segment, and to better align our three segments so as to, among other things, bring our clients greater access to the Company's specialty areas and analytical capabilities. Our growth strategy also involves increasing our investment in, and deployment of, our analytical capabilities.
Financial Performance
Consolidated Financial Performance
Results from operations: second quarter 2013
Total revenues of $890 million for second quarter 2013 were $48 million, or 5.7 percent, higher than in second quarter 2012. Total commissions and fees for second quarter 2013 were $885 million, up $48 million or 5.7 percent, from $837 million in the prior year quarter. Organic commissions and fees growth was 6.3 percent and there was a positive 0.4 percent impact from acquisitions and disposals; this was partially offset by a negative 1.0 percent impact from foreign currency movements.
Organic growth in commissions and fees was driven by positive growth in each of our operating segments, with 10.3 percent growth in Global, 5.5 percent growth in North America and 2.6 percent in International compared with second quarter 2012.
Total expenses in second quarter 2013 of $719 million were $56 million, or 8.4 percent, higher than in second quarter 2012. Foreign currency movements negatively impacted total expenses by $4 million.
Excluding the impact of foreign currency movements, total expenses were $52 million or 7.8 percent higher than in second quarter 2012. This increase includes the higher cost of salaries and benefits as a result of increased headcount relative to the prior year, annual salary reviews, higher incentives charge as a result of growth in commissions and fees and the change in remuneration policy, $7 million of one-time VAT-related charges, higher travel, accommodation and client entertaining costs to

Willis Group Holdings plc

support the continued commissions and fees growth, partially offset by compensation accrual reversals relating to prior periods amounting to $10 million.
Second quarter 2012 included a $5 million benefit related to a previously disclosed insurance recovery.
The tax charge for second quarter 2013 was $29 million, $7 million lower than in second quarter 2012. The tax rate for second quarter 2013 was 21 percent, compared with 25 percent for the second quarter 2012. The lower tax rate in the second quarter 2013 was primarily due to the impact of a valuation allowance maintained against US deferred tax assets, which resulted in a smaller tax charge on US profits in the current period compared with prior interim periods.
Net income attributable to Willis shareholders from continuing operations was $105 million or $0.59 per diluted share in second quarter 2013 compared with $107 million or $0.61 per diluted share in second quarter 2012. The $2 million decrease was primarily due to the the increase in total expenses, partially offset by the increase in total revenues and a lower tax charge, described above.
The associates recorded a loss of $3 million in second quarter 2013, compared to $1 million in second quarter 2012.

Foreign currency movements decreased earnings by $0.05 per diluted share in second quarter 2013 compared with second quarter 2012.
Results from operations: six months ended June 30, 2013
Total revenues of $1,941 million for first half 2013 were $86 million, or 4.6 percent, higher than in first half 2012. Total commissions and fees for first half 2013 were $1,931 million, up $89 million, or 4.8 percent, from $1,842 million in first half 2012. Organic commissions and fees growth was 5.1 percent. Reported commissions and fees were further positively impacted by 0.2 percent from acquisitions and disposals however foreign currency movements had a negative 0.5 percent impact.
Organic growth in commissions and fees was driven by 6.8 percent growth in our Global segment, 4.9 percent growth in our North America operations and 3.2 percent growth in our International operations compared to first half 2012.
Total expenses in first half 2013 of $1,483 million were $124 million, or 9.1 percent, higher than in first half 2012. Foreign currency movements negatively impacted expenses by $1 million.

Excluding the impact of foreign currency movements, total expenses were $1,482 million, $123 million or 9.1 percent higher than first half 2012. This increase includes $46 million relating to the Expense Reduction Initiative (see 'Expense Reduction Initiative' section below), the higher cost of salaries and benefits as a result of increased headcount relative to the prior year, annual salary reviews, higher incentives charge as a result of growth in commissions and fees and the change in remuneration policy, $7 million of one-time VAT-related charges, a $6 million write-off of a receivable related to a non-E&O settlement, partially offset by compensation accrual reversals relating to prior periods amounting to $10 million.

First half 2012 expenses included $13 million write-off of an uncollectible accounts receivable balance together with associated legal fees and a $5 million benefit related to a previously disclosed insurance recovery.

Net income attributable to Willis shareholders from continuing operations was $324 million or $1.83 per diluted share in first half 2013 compared to $332 million or $1.89 per diluted share in first half 2012. The $8 million decrease reflects the increase in total expenses partially offset by the increase in total revenues and lower tax charge discussed above.
Foreign currency movements decreased earnings by $0.04 per diluted share in first half 2013 compared with first half 2012.
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
The following items are excluded from operating income and net income from continuing operations as applicable:

Business discussion

(i)	write-off of uncollectible accounts receivable balance and associated legal fees arising in Chicago due to fraudulent overstatement of commissions and fees;

(ii)	insurance recoveries; and

(iii)	costs associated with the Expense Reduction Initiative.

 We believe that excluding these items, as applicable, from operating income, net income from continuing operations and earnings per diluted share from continuing operations provides a more complete and consistent comparative analysis of our results of operations. We use these and other measures to establish Group performance targets and evaluate the performance of our operations.
As set out in the tables below, adjusted operating margin at 19.2 percent in second quarter 2013 was down 150 basis points compared with second quarter 2012, while second quarter 2013 adjusted net income from continuing operations was $105 million, $1 million higher than in second quarter 2012. Adjusted earnings per diluted share from continuing operations was $0.59 in second quarter 2013, compared with $0.59 in second quarter 2012.
Adjusted operating margin at 26.0 percent in first half 2013 was down 120 basis points compared with first half 2012, while first half 2013 adjusted net income from continuing operations was $362 million, $25 million higher than in first half 2012. Adjusted earnings per diluted share from continuing operations was $2.05 in first half 2013, compared with $1.91 in first half 2012.
A reconciliation of reported operating income, the most directly comparable GAAP measure, to adjusted operating income for the three and six months ended June 30, is as follows (in millions, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Operating income, GAAP basis	$171	$179	$458	$496
Excluding:
Write-off of uncollectible accounts receivable balance and legal costs (a)	—	—	—	13
Insurance recovery (b)	—	(5)	—	(5)
Expense Reduction Initiative (c)	—	—	46	—
Adjusted operating income	$171	$174	$504	$504

Operating margin, GAAP basis, or operating income as a percentage of total revenues	19.2%	21.3%	23.6%	26.7%
Adjusted operating margin, or adjusted operating income as a percentage of total revenues	19.2%	20.7%	26.0%	27.2%
 _________________________________

(a)	Write-off of uncollectible accounts receivable balance and associated legal costs relating to periods prior to January 1, 2012.

(b)	Related to previously disclosed fraudulent activity in a stand-alone North America business.

(c)	Charge related to the assessment of the Company's organizational design. See 'Expense Reduction Initiative' section below.

A reconciliation of reported net income from continuing operations and reported earnings per diluted share from continuing operations, the most directly comparable GAAP measures, to adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations, is as follows (in millions, except per share data):

Willis Group Holdings plc

				Per diluted share
	Three months ended June 30,			Three months ended June 30,
	2013	2012	% Change	2013	2012	% Change
Net income from continuing operations attributable to Willis Group Holdings plc, GAAP basis	$105	$107	(1.9)%	$0.59	$0.61	(3.3)%
Excluding:
Insurance recovery, net of tax ($nil, $2) (b)	—	(3)		—	(0.02)
Adjusted net income from continuing operations	$105	$104	1.0%	$0.59	$0.59	—%

Average diluted shares outstanding, GAAP basis	178	176

				Per diluted share
	Six months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
Net income from continuing operations attributable to Willis Group Holdings plc, GAAP basis	$324	$332	(2.4)%	$1.83	$1.89	(3.2)%
Excluding:
Write-off of uncollectible accounts receivable balance and legal costs, net of tax ($nil, $5) (a)	—	8		—	0.04
Insurance recovery, net of tax ($nil, $2) (b)	—	(3)			(0.02)
Expense Reduction Initiative, net of tax ($8, $nil) (c)	38	—		0.22	—
Adjusted net income from continuing operations	$362	$337	7.4%	$2.05	$1.91	7.3%

Average diluted shares outstanding, GAAP basis	177	176
 _________________________________

(a)	Write-off of uncollectible accounts receivable balance and associated legal costs relating to periods prior to January 1, 2012.

(b)	Related to previously disclosed fraudulent activity in a stand-alone North America business.

(c)	Charge related to the assessment of the Company's organizational design. See 'Expense Reduction Initiative' section below.

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
Willis Group anticipates that the actions taken will result in total cost savings of approximately $20 million in 2013. It is also anticipated that we will achieve annualized cost savings of approximately $25 to $30 million.

Pension Expense
We recorded net pension income on our UK defined benefit pension plan of $2 million in second quarter 2013 and $1 million in second quarter 2012. On our US defined benefit pension plan we recorded a net pension income of $1 million in second quarter 2013 compared with a charge of $nil in second quarter 2012. On our international and US non-qualified defined benefit pension plans, we recorded a net pension charge of $2 million in second quarter 2013 and $1 million in second quarter 2012.

Business discussion

We recorded net pension income on our UK defined benefit pension plan of $3 million in first half 2013 and $2 million in first half 2012. On our US defined benefit pension plan we recorded a net pension income of $2 million in first half 2013 compared with a charge of $1 million in first half 2012. On our international and US non-qualified defined benefit pension plans, we recorded a net pension charge of $3 million in first half 2013 and $2 million in first half 2012.
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
In second quarter 2013, the Company acquired PPH Limited and its subsidiary Prime Professions Limited (together referred to as Prime Professions), a leading UK based professional indemnity insurance broker subsequent to regulatory approval for this acquisition being received. This was at a cost of $29 million.
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

•
Strategic acquisitions. From time to time, the Company considers investment and acquisition opportunities. We approach investments and acquisitions in a strict and disciplined manner. The ability of the Company to pursue or ultimately consummate any such investment or acquisition opportunities is dependent upon, among other things, its ability to fund and obtain financing for, and to source, execute on and integrate, such opportunities.

In addition, as discussed above, we have adopted a strategy to invest selectively in growth areas, to better align our three segments so as to, among other things, bring our clients greater access to the Company's specialty areas and analytical capabilities.

Willis Group Holdings plc

REVIEW OF CONSOLIDATED RESULTS
The following table is a summary of our revenues, operating income, operating margin, net income and diluted earnings per share (in millions, except per share data and percentages):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
REVENUES
Commissions and fees	$885	$837	$1,931	$1,842
Investment income	3	5	7	10
Other income	2	—	3	3
Total revenues	890	842	1,941	1,855
EXPENSES
Salaries and benefits	(529)	(500)	(1,097)	(1,006)
Other operating expenses	(155)	(129)	(311)	(285)
Depreciation expense	(21)	(19)	(47)	(38)
Amortization of intangible assets	(14)	(15)	(28)	(30)
Total expenses	(719)	(663)	(1,483)	(1,359)
OPERATING INCOME	171	179	458	496
Interest expense	(32)	(33)	(63)	(65)
INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	139	146	395	431
Income taxes	(29)	(36)	(77)	(104)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	110	110	318	327
Interest in earnings of associates, net of tax	(3)	(1)	12	14
INCOME FROM CONTINUING OPERATIONS	107	109	330	341
Discontinued operations, net of tax	—	1	—	1
NET INCOME	107	110	330	342
Less: net income attributable to noncontrolling interests	(2)	(2)	(6)	(9)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$105	$108	$324	$333

Salaries and benefits as a percentage of total revenues	59.4%	59.4%	56.5%	54.2%

Other operating expenses as a percentage of total revenues	17.4%	15.3%	16.0%	15.4%

Operating margin (operating income as a percentage of total revenues)	19.2%	21.3%	23.6%	26.7%

Diluted earnings per share from continuing operations	$0.59	$0.61	$1.83	$1.89

Average diluted number of shares outstanding	178	176	177	176

Business discussion

Revenues
Total revenues for the Group and by segment for the three and six months ended June 30, 2013 and 2012 are shown below (millions, except percentages):

				Attributable to:
Three months ended June 30,	2013	2012	% Change	Foreign currency translation	Acquisitions and disposals	Organic commissions and fees growth (a)

Global	$305	$282	8.2%	(2.3)%	0.2%	10.3%
North America	333	314	6.1%	—%	0.6%	5.5%
International	247	241	2.5%	(0.2)%	0.1%	2.6%
Commissions and fees	$885	$837	5.7%	(1.0)%	0.4%	6.3%
Investment income	3	5	(40.0)%
Other income	2	—	N/A
Total revenues	$890	$842	5.7%

				Attributable to:
Six months ended June 30,	2013	2012	% Change	Foreign currency translation	Acquisitions and disposals	Organic commissions and fees growth (a)

Global	$688	$652	5.5%	(1.2)%	(0.1)%	6.8%
North America	696	660	5.5%	0.1%	0.5%	4.9%
International	547	530	3.2%	(0.1)%	0.1%	3.2%
Commissions and fees	1,931	1,842	4.8%	(0.5)%	0.2%	5.1%
Investment income	7	10	(30.0)%
Other income	3	3	—%
Total revenues	$1,941	$1,855	4.6%
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
Second quarter 2013
Revenues of $890 million for second quarter 2013 were $48 million, or 5.7 percent, higher than in same period of 2012.
Total commissions and fees for second quarter 2013 were $885 million, up $48 million, or 5.7 percent from $837 million, in the prior year quarter. Organic commissions and fees growth was 6.3 percent. There was a negative 1.0 percent impact from foreign currency movements and a positive 0.4 percent impact from acquisitions and disposals

The Global segment reported 8.2 percent growth in reported commissions and fees. This reflects organic commissions and fees growth of 10.3 percent, a negative 2.3 percent impact from foreign currency movements and a positive 0.2 percent impact from acquisitions and disposals. There was positive growth across all divisions, the most notable being Willis Re. The segment's growth was driven by strong new business levels and higher client retention levels compared with the same period of 2012.

The North America segment reported 6.1 percent growth in reported commissions and fees. Organic commissions and fees growth was 5.5 percent and acquisitions and disposals had a positive 0.6 percent impact on commissions and fees. Growth was achieved across all geographic regions led by strong new business growth and higher client retention rates compared with the same period of 2012. All the major industry practices reported positive growth with the most notable among them being Human Capital and Construction.
The International segment reported 2.5 percent growth in reported commissions and fees. Organic growth of 2.6 percent was led by double-digit growth in Latin America and Eastern Europe. Our Western Europe and Asia regions reported low-single

Willis Group Holdings plc

digit and mid-single digit growth respectively. UK reported a low-single digit decline and Australasia was down mid-single digits. Foreign currency movements had a 0.2 percent negative impact on commissions and fees, and acquisitions and disposals had a 0.1 percent positive impact.
Investment income was $3 million for second quarter 2013, $2 million lower than in second quarter 2012, primarily due to declining net yields on cash and cash equivalents.

Six months ended June 30, 2013
Revenues of $1,941 million for first half 2013 were $86 million, or 4.6 percent, higher than in same period of 2012.
Total commissions and fees for first half 2013 were $1,931 million, up $89 million, or 4.8 percent, from 1,842 million, in the same period of 2012. Organic commissions and fees growth was 5.1 percent. There was a negative 0.5 percent impact from foreign currency movements, and acquisitions and disposals had a 0.2 percent positive impact on commissions and fees.

The Global segment reported 5.5 percent growth in reported commissions and fees. This was comprised of organic commissions and fees growth of 6.8 percent, a negative 1.2 percent impact from foreign currency movements and a negative 0.1 percent impact from acquisitions and disposals. The segment's growth was led by Willis Re and was driven by strong new business levels and higher client retention levels compared with the same period of 2012.

The North America segment reported 5.5 percent growth in reported commissions and fees. Organic commissions and fees growth was 4.9 percent and this was positively impact by 0.5 percent from acquisitions and disposals, and 0.1 percent from foreign currency movements. The segment's growth was driven by strong new business growth across all the regions and higher client retention rates compared with the same period of 2012.
The International segment reported 3.2 percent growth in reported commissions and fees. Organic growth was led by double-digit growth in Latin America. Our Eastern Europe and Asia regions reported high-single digit growth whilst UK and Western Europe reported a low-single digit decline.
Investment income was $7 million for first half 2013, $3 million lower than in same period of 2012, primarily due to declining net yields on cash and cash equivalents.

Salaries and Benefits
Second quarter 2013
Salaries and benefits increased by $29 million, or 5.8 percent, in second quarter 2013, compared with second quarter 2012. Excluding the $3 million impact of favorable foreign currency movements, salaries and benefits increased by $32 million, or 6.4 percent in second quarter 2013, compared with second quarter 2012.
Salaries and benefits included increased costs as a result of new hires, annual pay reviews and the increase in our incentives charge as a result of a change in our remuneration policy. These increases were partially offset by approximately $10 million of compensation accrual reversals related to prior periods.
Six months ended June 30, 2013
Salaries and benefits increased by $91 million, or 9.0 percent, in first half 2013, compared with same period of 2012. Excluding the $5 million impact of favorable foreign currency movements, salaries and benefits increased by $96 million, or 9.5 percent in first half 2013, compared with first half 2012.
Salaries and benefits included $29 million relating to the Expense Reduction Initiative (see section above for further details), increased costs as a result of new hires, annual pay reviews and the increase in our incentives charge as a result of a change in our remuneration policy. These increases were partially offset by approximately $10 million of compensation accrual reversals related to prior periods.

Business discussion

Other Expenses
Second quarter 2013
Other operating expenses increased by $26 million, or 20.2 percent in second quarter 2013 compared with second quarter 2012. Excluding the $7 million impact of unfavorable foreign currency movements, Other operating expenses increased by $19 million, or 14.7 percent compared with second quarter 2012.
Other operating expenses in second quarter 2013 includes, $7 million of one-time VAT-related charges, higher travel, accommodation and client entertaining costs to support the continued commissions and fees growth. In second quarter 2012 Other operating expenses included a $5 million benefit related to a previously disclosed insurance recovery.
Depreciation expense was $21 million in second quarter 2013 compared with $19 million in second quarter 2012.
Amortization of intangible assets was $14 million in second quarter 2013 compared with $15 million for the same period of 2012.

Six months ended June 30, 2013
Other operating expenses increased by $26 million, or 9.1 percent in first half 2013 compared with the same period of 2012. Excluding the impact of $6 million unfavorable foreign currency movements, Other operating expenses increased by $20 million, or 7.0 percent compared with first half 2012.
Other operating expenses in first half 2013 includes $12 million relating to the Expense Reduction Initiative (see 'Expense Reduction Initiative' section below), $7 million of one-time VAT-related charges, a $6 million write-off of a receivable related to a non-E&O settlement. First half 2012 included a $13 million write-off of uncollectible accounts receivable and associated legal costs and a $5 million benefit related to a previously disclosed insurance recovery.
Depreciation expense was $47 million in first half 2013 compared with $38 million in the same period of 2012. First half 2013 included $5 million in relation to the Expense Reduction Initiative (see section above for further details).
Amortization of intangible assets was $28 million in first half 2013 compared with $30 million for the same period of 2012.
Interest Expense
Interest expense in second quarter 2013 was $32 million compared with $33 million for the same period of 2012. Interest expense in first half 2013 was $63 million compared with $65 million for the same period of 2012.
Income Taxes
The reported tax rate in second quarter 2013 was 21 percent, compared with 25 percent for the same period of 2012. The reported tax rate in first half 2013 was 19 percent, compared with 24 percent for the same period of 2012. The reason both the quarter to date and year to date tax rates are lower in 2013 compared to 2012, is primarily due to the impact of a valuation allowance maintained against US deferred tax assets, which results in a smaller tax charge on US profits in the current period compared with prior interim periods.
Interest in Earnings of Associates
Interest in earnings of associates, net of tax, was a $3 million loss in second quarter 2013, compared with a $1 million loss for the same period of 2012. Interest in earnings of associates, net of tax, in first half 2013 was a $12 million profit, compared with a $14 million profit for the same period of 2012.
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

As at June 30, 2013 cash and cash equivalents were $503 million, an increase of $3 million compared to December 31, 2012. Included within cash and cash equivalents is $397 million available for general corporate purposes and $106 million held within our main regulated UK entity for regulatory capital adequacy requirements.

Cash flows from operating activities decreased to $137 million in the first half 2013 from $158 million in the year ago period. In addition, funds were provided in the first half 2013 of $8 million from the disposal of fixed and intangible assets (first half 2012: $5 million), $2 million draw down on the revolving credit facility (2012: $50 million) and $62 million proceeds from the issue of shares (2012: $23 million).

Primary uses of funds during the first half 2013 include $300 million payment of cash incentive awards relating to 2012, $95 million related to payments of dividends, $77 million cash contributions to our defined benefit scheme, capital expenditures of $51 million related to leasehold improvements, information technology and transformation projects, $29 million for the acquisition of PPH Limited and its subsidiary Prime Professions Limited, and CBC Broker Srl and $4 million cash payment to acquire the remaining noncontrolling interest in our Colombia reinsurance operation.

Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for the next twelve months.

The impact of movements in liquidity, debt and EBITDA in the quarter had a positive impact on the ratios included in our covenant arrangement with the revolving credit facility providers. They do however remain well within the requirements.
Total debt, total equity and the capitalization ratio at June 30, 2013 and December 31, 2012 were as follows (millions, except percentages):

	June 30, 2013	December 31, 2012
Long-term debt	$2,326	$2,338
Short-term debt and current portion of long-term debt	$17	$15
Total debt	$2,343	$2,353
Stockholder’s equity	$1,977	$1,699

Capitalization ratio	54.2%	58.1%

Business discussion

In the first half 2013, we made $8 million of mandatory repayments against the 5-year term loan, thereby reducing the total outstanding balance as of June 30, 2013 to $281 million. In addition to these payments, we made $59 million of interest payments to service our senior notes, term loan and revolving credit facilities.
The scheduled debt repayments falling due over the next 12 months on our $300 million 5-year term loan total $15 million.
At June 30, 2013, we had $2 million outstanding under our revolving credit facilities. During the first half 2013, we made drawings totaling $57 million and repayments of $55 million.

On July 23, 2013 we entered into an amendment to our existing credit facilities - the 5-year term loan facility and the revolving credit facility - to extend both the amount of financing and the maturity date of the facilities.

As a result of this amendment, our revolving credit facility has been increased from $500 million to $800 million. There has been no increase to the remaining $281 million outstanding on the $300 million term loan. The maturity date of the credit facilities has been extended to July 23, 2018 from December 16, 2016.

There were no changes to the previously disclosed interest rates or on-going fees payable with respect to the term loan or the revolving credit facility.

The amended term loan is repayable in quarterly installments and a final repayment of $186 million is due in the third quarter of 2018.

The agreements relating to these facilities continue to contain requirements to maintain maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA and minimum levels of consolidated EBITDA to consolidated interest expense, subject to certain adjustments. In connection with the amendment discussed above, we can request an increase in the maximum consolidated leverage ratio for up to four fiscal quarters following the completion of one or more acquisitions in a 15 month period where the aggregate consideration equals or exceeds an agreed threshold.
On July 25, 2013 the Company commenced cash tender offers for (1) any of its 5.625% Senior Notes due 2015 and (2) up to a maximum amount of the 6.200% Senior Notes due 2017 and 7.000% Senior Notes due 2019 such that the aggregate principal amount of the notes tendered and accepted for purchase is equal to $500 million principal amount of Notes less the aggregate principal amount of the 5.625% Senior Note due 2015 tendered and accepted for purchase.

Pension contributions
UK Plan
For the six months ended June 30, 2013, the Company made cash contributions of $49 million (six months ended June 30, 2012: $40 million) into the UK defined benefit pension plan, in addition to $6 million (six months ended June 30, 2012: $6 million) in respect of employees’ salary sacrifice contributions.
Contributions to the UK defined benefit pension plan in 2013 are expected to total $87 million (full year 2012: $80 million), of which approximately $22 million relates to on-going contributions calculated as 15.9 percent of active plan members’ pensionable salaries, approximately $55 million relates to contributions towards funding the deficit and $10 million relates to 10 percent of the $100 million share buy-back program completed during 2012.
In addition, further contributions will be payable based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks and special dividends). Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($473 million) over the six years ended December 31, 2017.
The schedule of contributions is automatically renegotiated after three years and at any earlier time jointly agreed by the Company and the Trustee.

Willis Group Holdings plc

US Plan
We made cash contributions to our US defined benefit plan of $18 million in the six months ended June 30, 2013, compared with $16 million in the six months ended June 30, 2012.
For the US plan, expected contributions are the contributions we are required to make under US pension legislation based on our December 31, 2012 balance sheet position. We currently expect to contribute $40 million for full year 2013.
International and US Non-Qualified Plans
We made cash contributions to our international and US non-qualified defined benefit pension plans of $4 million in both the six months ended June 30, 2013, and in the six months ended June 30, 2012.
In full year 2013, we expect to contribute approximately $11 million to our international and US non-qualified plans.

Summary consolidated cash flow information (millions):

	Six months ended June 30,
	2013	2012
Cash flows from operating activities
Total net cash provided by operating activities	$137	$158
Cash flows from investing activities
Total net cash used in investing activities	(75)	(66)
Cash flows from financing activities
Total net cash used in financing activities	(50)	(120)
Increase (decrease) in cash and cash equivalents	12	(28)
Effect of exchange rate changes on cash and cash equivalents	(9)	(1)
Cash and cash equivalents, beginning of period	500	436
Cash and cash equivalents, end of period	$503	$407
This summary consolidated cash flow should be viewed in addition to, not in lieu of, the Company’s condensed consolidated financial statements.
Consolidated Cash Flow for first half 2013 compared with first half 2012
Operating Activities

Net cash provided by operating activities in first half 2013 decreased by $21 million to $137 million compared with the year ago period.

The main contributors to cash flow in the period included net income of $330 million, $88 million adjustments for non-cash items, including depreciation, amortization and stock based compensation and $214 million increase in other liabilities. The $214 million increase in other liabilities primarily relates to the working capital movements related to current tax, accruals for interest expense and the accruals made for incentives to be paid in 2014.

These amounts were offset by the following movements in workings capital, $300 million of cash payments for 2012 incentives, $124 million increase in accounts receivable, $77 million cash contributions into our main defined benefit pension schemes.

Investing Activities

Net cash used in investing activities in first half 2013 was $75 million including, capital expenditure of $51 million, cash used to purchase subsidiaries and other investments of $31 million partly offset by $8 million cash received from the sale of fixed and intangible assets.

Business discussion

Cash used in investing activities in first half 2012 was $66 million including, capital expenditure of $63 million, cash used to purchase subsidiaries and other investments of $8 million, partly offset by $5 million cash received from the sale of fixed and intangible assets.
Financing Activities

Net cash used in financing activities in first half 2013 was $50 million primarily due to total dividends paid, including dividends paid to noncontrolling interests, of $103 million, repayments of debt of $8 million, and $4 million cash paid to acquire the remaining noncontrolling interest in our Colombia reinsurance operation offset by cash receipts of $62 million from the issue of shares.

Cash used in financing activities in first half 2012 was $120 million as a result of total dividends paid, including dividends paid to noncontrolling interests, of $103 million, debt repayments of $9 million, share repurchases of $56 million, and $29 million consideration for the purchase of the final 49.9 percent of our Gras Savoye Reinsurance entity offset by cash receipts of $23 million from the issue of shares, $50 million draw down on the revolving credit facility and $3 million proceeds from the disposal of 49.9 percent of our Peru Retail business.
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

Fiduciary funds are generally required to be kept in regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity; such funds are not available to service the Company’s debt or for other corporate purposes. Notwithstanding the legal relationships with clients and insurers, the Company is entitled to retain investment income earned on fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds. As of June 30, 2013, we had fiduciary funds of $2.0 billion, compared with $1.8 billion at December 31, 2012.
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
Dividends
In July 2013, we declared a quarterly cash dividend of $0.28 per share, an annual 2013 rate of $1.12 per share. This represents an increase of 3.7 percent on the first half 2012 per share dividend of $0.27 per share.
Cash dividends paid in first half 2013 were $95 million compared with $93 million in first half 2012. The $2 million increase in first half 2013, compared with first half 2012 is driven by the period-over-period increase in dividend per share and the number of shares in issue.

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
The following table is a summary of our operating results by segment for the three and six months ended June 30, 2013 and 2012 (millions except percentages):

	Three months ended June 30,
	2013			2012
	Revenues	Operating income	Operating margin	Revenues	Operating income	Operating margin
Global	$306	$106	34.6%	$283	$94	33.2%
North America	335	57	17.0%	315	48	15.2%
International	249	27	10.8%	244	40	16.4%
Total Retail	584	84	14.4%	559	88	15.7%
Corporate & Other	—	(19)	n/a	—	(3)	n/a
Total Consolidated	$890	$171	19.2%	$842	$179	21.3%

	Six months ended June 30,
	2013			2012
	Revenues	Operating income	Operating margin	Revenues	Operating income	Operating margin
Global	$690	$277	40.1%	$655	$273	41.7%
North America	700	146	20.9%	664	130	19.6%
International	551	113	20.5%	536	121	22.6%
Total Retail	1,251	259	20.7%	1,200	251	20.9%
Corporate & Other	—	(78)	n/a	—	(28)	n/a
Total Consolidated	$1,941	$458	23.6%	$1,855	$496	26.7%

Global
Our Global operations comprise Specialty, Willis Re, Placement and Willis Capital Markets & Advisory (WCMA).
The following table sets out Global’s revenues, organic commissions and fees growth and operating income and margin for the three and six months ended June 30, 2013 and 2012 (millions except percentages):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Commissions and fees	$305	$282	$688	$652
Investment income	1	1	2	3
Total revenues	$306	$283	$690	$655
Operating income	$106	$94	$277	$273
Organic commissions and fees growth(a)	10.3%	6.8%	6.8%	5.5%
Operating margin	34.6%	33.2%	40.1%	41.7%
_________________

(a)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

Business discussion

Revenues
Second quarter 2013
Commissions and fees of $305 million were $23 million, or 8.2 percent, higher in second quarter 2013 compared with the same period 2012. Foreign currency movements movements had a 2.3 percent adverse impact on commissions and fees, acquisitions and disposal had a favorable 0.2 percent impact and organic growth was 10.3 percent.
The 10.3 percent organic growth in commissions and fees was driven by strong new business growth and higher client retention levels compared with the year ago period.
Willis Re reported mid double-digit growth in second quarter 2013, led by strong growth in each of the three divisions: North America, Specialties and International.
Specialty reported mid single-digit growth in second quarter 2013, with particularly strong performance in Energy.
WCMA reported higher commissions and fees in second quarter 2013 compared to the prior year quarter.
Client retention was 91.3 percent for the second quarter 2013, compared with 89.5 percent for the same period 2012.
Six months ended June 30, 2013
Commissions and fees of $688 million were $36 million, or 5.5 percent, higher in first half 2013 compared with the same period in 2012. Foreign currency movements had a 1.2 percent adverse impact on commissions and fees, acquisitions and disposal had a 0.1 percent adverse impact and organic growth was 6.8 percent.
The 6.8 percent organic growth in commissions and fees was driven by strong new business growth and higher client retention levels compared with the year ago period.
Willis Re reported high single-digit growth in first half 2013, led by strong growth in North America and International.
Specialty reported mid single-digit growth in first half 2013, with particularly strong performance in Energy, Aerospace and Faber Global.
WCMA reported lower commissions and fees in first half 2013 compared to the prior year.
Client retention was 92.6 percent for the first half 2013, compared with 90.2 percent for the same period 2012.
Expenses
Second quarter 2013
Total operating expenses of $200 million were $11 million, or 5.8 percent, higher in the second quarter 2013 compared with the same period 2012. Excluding the $12 million, or 6.4 percent, impact of favorable foreign currency movements, total operating expenses increased $23 million or 12.2 percent.
The year-on-year growth in expenses was primarily due to increases in salaries and benefits, the result of new hires, annual pay reviews, higher expense for incentives and higher travel, accommodation and client entertaining costs to support the continued commissions and fees growth. In addition there was a $2 million one-time VAT related charge in the second quarter 2013.
Six months ended June 30, 2013
Total operating expenses of $413 million were $31 million, or 8.1 percent, higher in the first half 2013 compared with the same period 2012. Excluding the $10 million, or 2.6 percent, impact of favorable foreign currency movements, total operating expenses increased $41 million or 10.7 percent.

Willis Group Holdings plc

The year-on-year growth in expenses was primarily due to increases in salaries and benefits, the result of new hires, annual pay reviews and higher expense for incentives. In addition to this there was a $2 million one-time VAT related charge in the second quarter 2013.
Operating margin
Operating margin was 34.6 percent in the second quarter 2013 and 33.2 percent in the same period of 2012.
Operating margin was 40.1 percent in the first half 2013 and 41.7 percent in the same period of 2012.
North America
Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States, Canada and Mexico.
The following table sets out revenues, organic commissions and fees growth and operating income and margin for the three and six months ended June 30, 2013 and 2012. (millions, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Commissions and fees	$333	$314	$696	$660
Investment income	—	1	1	1
Other income (a)	2	—	3	3
Total revenues	$335	$315	$700	$664
Operating income	$57	$48	$146	$130
Organic commissions and fees growth (b)	5.5%	(3.0)%	4.9%	(2.7)%
Operating margin	17.0%	15.2%	20.9%	19.6%
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

Revenues
Second quarter 2013
Commissions and fees of $333 million were $19 million, or 6.1 percent, higher in second quarter 2013 compared with the same period in 2012. This increase was due to 5.5 percent of organic growth and 0.6 percent from the acquisition of Avalon Actuarial, Inc. late in 2012. The segment achieved mid double-digit new business growth, and its client retention levels improved slightly over the year ago period. Growth was distributed geographically across all the regions, led by the Midwest, West and Metro Regions.

All the major industry practices reported positive growth with the most notable among them being Human Capital and Construction which grew high-single digits and low double-digits respectively.
Client retention levels were 91.0 percent in second quarter 2013 compared with 90.5 percent in second quarter 2012.
Six months ended June 30, 2013
Commissions and fees of $696 million were $36 million, or 5.5 percent, higher in first half 2013 compared with the same period in 2012. This increase was due to 4.9 percent of organic growth, 0.5 percent from the acquisition of Avalon Actuarial, Inc. late in 2012 and 0.1 percent favorable impact from foreign currency movements. The segment achieved low double-digit new business growth, and its client retention levels improved slightly over the year ago period. Growth was distributed geographically across all the regions, led by the CAPPPS+, Midwest and Metro Regions.

Business discussion

All the major industry practices reported positive growth with the most notable among them being Human Capital and Construction which grew high-single digits and mid- single digits respectively.
Client retention levels were 92.4 percent in first half 2013 compared with 91.1 percent in for the same period 2012.
Expenses
Second quarter 2013
Total operating expenses of $278 million were $11 million, or 4.1 percent, higher in first half 2013 compared to the same period in 2012.
The year-on-year growth is primarily due to an increase in the incentives charge as a result of higher commissions and fees. In addition to this we incurred professional fees related to the strategic review of the segment, and higher travel and accommodation expense to support revenue growth and client retention. These increases were partially offset by lower charges for share-based compensation. Foreign currency movements had no material impact on expenses.
Six months ended June 30, 2013
Total operating expenses of $554 million were $20 million, or 3.7 percent, higher in first half 2013 compared to the same period in 2012.
The year-on-year growth is primarily due to an increase in the incentives charge as a result of higher commissions and fees, a $6 million write-off of a receivable related to a non-E&O settlement, professional fees related to the strategic review of the segment, and higher travel and accommodation expense to support revenue growth and client retention. These increases were partially offset by lower charges for stock based compensation and compensation accrual reversals related to prior periods. Foreign currency movements had no material impact on expenses.
Operating margin
Operating margin in North America was 17.0 percent in second quarter 2013 compared with 15.2 percent in second quarter 2012.
Operating margin was 20.9 percent in the first half 2013 and 19.6 percent in the same period of 2012.

Willis Group Holdings plc

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
The following table sets out revenues, organic commissions and fees growth and operating income and margin for the three and six months ended June 30, 2013 and 2012 (millions, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Commissions and fees	$247	$241	$547	$530
Investment income	2	3	4	6
Total revenues	$249	$244	$551	$536
Operating income	$27	$40	$113	$121
Organic commissions and fees growth (a)	2.6%	2.0%	3.2%	3.3%
Operating margin	10.8%	16.4%	20.5%	22.6%
_________________

(a)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

Revenues
Second quarter 2013
Commissions and fees of $247 million were $6 million, or 2.5 percent, higher in second quarter 2013 compared with the same period in 2012, comprising 2.6 percent organic growth, a 0.2 percent negative impact from foreign currency movements and a 0.1 percent positive impact from acquisition and disposals. New business generation was in the high single-digits, however this was tempered by lost business and negative renewal fluctuations.
Latin America reported high double-digit growth; the main contributors to this growth were Brazil, Venezuela and Argentina.
Eastern Europe reported low double-digit growth arising primarily from Russia.
Western Europe reported low-single digit growth. Strong results from Sweden and Denmark were partially offset by declines in Netherlands and Germany.
Client retention levels were 93.3 percent for second quarter 2013 compared with 92.9 percent for second quarter 2012.
Six months ended June 30, 2013
Commissions and fees of $547 million were $17 million, or 3.2 percent, higher in first half 2013 compared with the same period in 2012, comprising 3.2 percent organic growth, a 0.1 percent negative impact from foreign currency movements and a 0.1 percent positive impact from acquisition and disposals. New business generation was in the low double-digits, however this was tempered by lost business and negative renewal fluctuations.
Latin America reported high double-digit growth; the main contributors to this growth were Brazil and Venezuela.
Eastern Europe reported high single-digit growth arising primarily from Russia.
Western Europe, Australasia and the UK reported low-single digit decline.
Client retention levels were 94.1 percent for first half 2013 compared with 93.7 percent for the same period in 2012.

Business discussion

Expenses
Second quarter 2013
Total operating expenses of $222 million were $18 million or 8.8 percent higher in the second quarter 2013 compared with the same period in 2012. Excluding the impact of $4 million, or 1.9 percent, unfavorable foreign currency movements, total operating expenses increased $14 million or 6.9 percent.
This increase was due primarily to higher cost of salaries and benefits as a result of new hires and annual pay reviews, and a one-time $5 million VAT-related charge. These costs were partially offset by compensation accrual reversals related to prior periods.
Six months ended June 30, 2013
Total operating expenses of $438 million were $23 million or 5.5 percent higher in the first half 2013 compared with the same period in 2012. Foreign currency movements negatively impacted operating expenses by $5 million or 1.2 percent; excluding the impact of foreign currency movements total operating expenses increased $18 million or 4.3 percent.
This increase was due primarily to higher cost of salaries and benefits as a result of new hires and annual pay reviews, and a one-time $5 million VAT-related charge. These costs were partially offset by compensation accrual reversals related to prior periods.
Operating margin
Operating margin in International was 10.8 percent in second quarter 2013, compared with 16.4 percent in the same period of 2012.
Operating margin was 20.5 percent in the first half 2013 and 22.6 percent in the same period of 2012.

Corporate & Other
The Company evaluates the performance of its segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, items for which segmental management are not held responsible are included within ‘Corporate & Other’.
Corporate & Other operating loss comprises the following (millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Amortization of intangible assets	$(14)	$(15)	$(28)	$(30)
Insurance recovery	—	5	—	5
Write-off of uncollectible accounts receivable balance and legal fees(a)	—	—	—	(13)
Foreign exchange hedging	—	—	—	2
Foreign exchange gain on the UK pension plan asset	1	(2)	1	(1)
Expense Reduction Initiative (b)	—	—	(46)	—
Other	(6)	9	(5)	9
	$(19)	$(3)	$(78)	$(28)
_________________

(a)	Write-off of uncollectible accounts receivable balance relating to periods prior to January 1, 2012 and associated legal fees, in Chicago.

(b)	Charge related to the assessment of the Company's organizational design.

Willis Group Holdings plc

CRITICAL ACCOUNTING ESTIMATES
The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 28, 2013. There were no significant additions or changes to these assumptions in the three months ended June 30, 2013.

CONTRACTUAL OBLIGATIONS
There have been no material changes to our contractual obligations since December 31, 2012, except contractual, planned payments during second quarter 2013 and except as discussed in Note 14 - 'Debt' to the condensed consolidated financial statements.

NEW ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board ('FASB') issued Accounting Standards Update ('ASU') No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income but do require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012 and has been applied for this second quarter 2013 - see Note 16 - 'Comprehensive Income'.
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists - a consensus of the FASB Emerging Issues Task Force (ASU 2013-11) which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward (NOL), or similar tax loss, or a tax credit carryforward exists. Such unrecognized tax benefits are required to be presented as a reduction of a deferred tax asset for a NOL or other tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed.
This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2013 although early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance will have on the consolidated financial statements.
There were no other new accounting standards issued during second quarter 2013 that would have a significant impact on the Company’s reporting.

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

Controls and procedures

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2013, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.
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

WILLIS GROUP HOLDINGS PLC (REGISTRANT)

By:	/S/ MICHAEL K NEBORAK
Michael K. Neborak
Group Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 6, 2013