Form 10-Q
period 2013-09-30
WILLIS GROUP HOLDINGS PLC
filed 2013-11-05
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐      No  ☑
As of November 1, 2013 there were outstanding 177,768,767 ordinary shares, nominal value $0.000115 per share, of the Registrant.

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

Willis Group Holdings plc

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended September 30,		Nine months ended September 30,
	Note	2013	2012	2013	2012
		(millions, except per share data)
REVENUES
Commissions and fees		$791	$749	$2,722	$2,591
Investment income		4	4	11	14
Other income		—	1	3	4
Total revenues		795	754	2,736	2,609
EXPENSES
Salaries and benefits	3	(541)	(502)	(1,638)	(1,508)
Other operating expenses		(144)	(146)	(455)	(431)
Depreciation expense		(21)	(21)	(68)	(59)
Amortization of intangible assets	11	(14)	(14)	(42)	(44)
Net loss on disposal of operations		—	(1)	—	(1)
Total expenses		(720)	(684)	(2,203)	(2,043)
OPERATING INCOME		75	70	533	566
Loss on extinguishment of debt	14	(60)	—	(60)	—
Interest expense		(30)	(32)	(93)	(97)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		(15)	38	380	469
Income taxes	4	(11)	(10)	(88)	(114)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES		(26)	28	292	355
Interest in earnings of associates, net of tax		(1)	(2)	11	12
(LOSS) INCOME FROM CONTINUING OPERATIONS		(27)	26	303	367
Discontinued operations, net of tax		—	—	—	1
NET (LOSS) INCOME		(27)	26	303	368
Less: net income attributable to noncontrolling interests		—	—	(6)	(9)
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$(27)	$26	$297	$359
AMOUNTS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS SHAREHOLDERS
(Loss) income from continuing operations, net of tax		$(27)	$26	$297	$358
Income from discontinued operations, net of tax		—	—	—	1
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$(27)	$26	$297	$359

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

		Three months ended September 30,		Nine months ended September 30,
	Note	2013	2012	2013	2012
		(millions, except per share data)
EARNINGS PER SHARE — BASIC AND DILUTED
— Basic earnings per share - continuing operations	5	$(0.15)	$0.15	$1.70	$2.07
— Diluted earnings per share - continuing operations	5	$(0.15)	$0.15	$1.67	$2.03

CASH DIVIDENDS DECLARED PER SHARE		$0.28	$0.27	$0.84	$0.81

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Three months ended September 30,		Nine months ended September 30,
	Note	2013	2012	2013	2012
		(millions)
Comprehensive income		$46	$53	$345	$395
Less: comprehensive income attributable to noncontrolling interests		(1)	—	(6)	(9)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	17	$45	$53	$339	$386

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2013	December 31, 2012
		(millions, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$623	$500
Accounts receivable, net		985	933
Fiduciary assets		9,197	9,271
Deferred tax assets		14	13
Other current assets	12	195	181
Total current assets		11,014	10,898
NON-CURRENT ASSETS
Fixed assets, net		472	468
Goodwill	10	2,846	2,827
Other intangible assets, net	11	361	385
Investments in associates		184	174
Deferred tax assets		6	18
Pension benefits asset		253	136
Other non-current assets	12	187	206
Total non-current assets		4,309	4,214
TOTAL ASSETS		$15,323	$15,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$9,197	$9,271
Deferred revenue and accrued expenses		489	541
Income taxes payable		33	19
Short-term debt and current portion of long-term debt	14	17	15
Deferred tax liabilities		18	21
Other current liabilities	13	381	327
Total current liabilities		10,135	10,194
NON-CURRENT LIABILITIES
Long-term debt	14	2,315	2,338
Liability for pension benefits		229	282
Deferred tax liabilities		36	18
Provisions for liabilities		208	180
Other non-current liabilities	13	353	375
Total non-current liabilities		3,141	3,193
Total liabilities		13,276	13,387

(Continued on next page)

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	Note	September 30, 2013	December 31, 2012
		(millions, except share data)
COMMITMENTS AND CONTINGENCIES	7
EQUITY
Ordinary shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued 177,299,202 shares in 2013 and 173,178,733 shares in 2012		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2013 and 2012		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2013 and 2012		—	—
Additional paid-in capital		1,258	1,125
Retained earnings		1,577	1,427
Accumulated other comprehensive loss, net of tax	16	(808)	(850)
Treasury shares, at cost, 46,408 shares, $0.000115 nominal value, in 2013 and 2012 and 40,000 shares, €1 nominal value, in 2013 and 2012		(3)	(3)
Total Willis Group Holdings stockholders’ equity	17	2,024	1,699
Noncontrolling interests	17	23	26
Total equity		2,047	1,725
TOTAL LIABILITIES AND EQUITY		$15,323	$15,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine months ended September 30,
	Note	2013	2012
		(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$303	$368
Adjustments to reconcile net income to total net cash provided by operating activities:
Income from discontinued operations		—	(1)
Net gain on disposal of operations and fixed and intangible assets		(3)	(2)
Depreciation expense		68	59
Amortization of intangible assets	11	42	44
Amortization of cash retention awards		5	165
Net periodic (income) cost of defined benefit pension plans	6	(3)	1
Provision for doubtful debts		3	9
Provision for deferred income taxes		18	47
Excess tax benefits from share-based payment arrangements		(1)	(2)
Share-based compensation		31	24
Gain on derivative instruments		20	14
Tender premium included in loss on extinguishment of debt		65	—
Undistributed earnings of associates		(3)	(8)
Effect of exchange rate changes on net income		(6)	(10)
Change in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		(56)	8
Fiduciary assets		27	(1,009)
Fiduciary liabilities		(27)	1,009
Cash incentives paid		(328)	(304)
Funding of defined benefit pension plans		(125)	(115)
Other assets		14	(37)
Other liabilities		294	68
Movement on provisions		28	(18)
Net cash provided by continuing operating activities		366	310
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		9	8
Additions to fixed assets		(78)	(97)
Additions to intangible assets		(1)	(1)
Acquisitions of subsidiaries, net of cash acquired		(30)	(4)
Payments to acquire other investments		(5)	(5)
Net cash used in continuing investing activities		(105)	(99)

(Continued on next page)

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		Nine months ended September 30,
	Note	2013	2012
		(millions)
INCREASE IN CASH AND CASH EQUIVALENTS FROM OPERATING AND INVESTING ACTIVITIES		$261	$211
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facilities	14	2	20
Senior notes issued	14	522	—
Debt issuance costs		(8)	—
Repayments of debt	14	(532)	(11)
Tender premium on extinguishment of senior notes	14	(65)	—
Repurchase of shares	17	—	(100)
Proceeds from issue of shares		105	41
Excess tax benefits from share-based payment arrangements		1	2
Dividends paid		(144)	(139)
Proceeds from sale of noncontrolling interests		—	3
Acquisition of noncontrolling interests		(4)	(29)
Dividends paid to noncontrolling interests		(9)	(11)
Net cash used in continuing financing activities		(132)	(224)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		129	(13)
Effect of exchange rate changes on cash and cash equivalents		(6)	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		500	436
CASH AND CASH EQUIVALENTS, END OF PERIOD		$623	$424

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
The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 2013 may not necessarily be indicative of the operating results for the entire fiscal year.
These Interim Financial Statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2012 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2013 (‘2012 10-K’) and as amended by Current Report on Form 8-K subsequently filed on August 8, 2013.

In February 2013, the Financial Accounting Standards Board ('FASB') issued Accounting Standards Update ('ASU') No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income but do require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012 and has been applied for this third quarter 2013 - see Note 16 - 'Comprehensive Income'.

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

Willis Group Holdings plc

3.    SALARIES AND BENEFITS EXPENSE
Severance Costs
Severance costs arise in the normal course of business and these charges amounted to $2 million in the nine months ended September 30, 2013 (nine months ended September 30, 2012: $2 million). Of these costs, $nil was incurred in the three months ended September 30, 2013 (three months ended September 30, 2012: $nil).

During the nine months ended September 30, 2013, the Company incurred additional salaries and benefits costs of $29 million, of which $28 million related to severance costs, in relation to an Expense Reduction Initiative in the first quarter. These costs related to 207 positions that have been eliminated.

4.    INCOME TAXES

The tables below reflect the components of the three and nine months ended September 30, 2013 and 2012 tax charge:

	Income before tax	Tax	Effective tax rate
	(millions, except percentages)
Three months ended September 30, 2013
Non-US ordinary income taxed at estimated annual effective tax rate	$45	$(9)	20%
US ordinary income and tax charge	(60)	(4)	(7)%
Items where tax effect is treated discretely:
Impact of reduction in UK tax rate on deferred tax balances	—	1	—%
Benefit derived from the reduction in estimate of annual effective tax rate applied to ordinary income of the prior two quarters	—	1	—%
As reported	$(15)	$(11)	(73)%
Three months ended September 30, 2012
Ordinary income taxed at estimated annual effective tax rate	$39	$(9)	24%
Items where tax effect is treated discretely:
Impact of reduction in UK tax rate on deferred tax balances	—	1	—%
Net adjustment in respect of prior periods	—	(3)	—%
Non-tax deductible loss on disposal of operations	(1)	—	—%
Benefit derived from the reduction in estimate of annual effective tax rate applied to ordinary income of the prior two quarters	—	1	—%
As reported	$38	$(10)	26%

Notes to the financial statements
(Unaudited)
4. INCOME TAXES (Continued)

	Income before tax	Tax	Effective tax rate
	(millions, except percentages)
Nine months ended September 30, 2013
Non-US ordinary income taxed at estimated annual effective tax rate	$386	$(79)	20%
US ordinary income and tax charge	(6)	(10)	(167)%
Items where tax effect is treated discretely:
Impact of reduction in UK tax rate on deferred tax balances	$—	$1	—%
As reported	$380	$(88)	23%
Nine months ended September 30, 2012
Ordinary income taxed at estimated annual effective tax rate	$482	$(117)	24%
Items where tax effect is treated discretely:
Write-off of uncollectible accounts receivable balance in North America	(12)	5	41%
Net adjustment is respect of prior periods	—	(3)	—%
Non-tax deductible loss on disposal of operations	(1)	—	—%
Impact of reduction in UK tax rate on deferred tax balances	—	1	—%
As reported	$469	$(114)	24%
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
An $11 million tax expense was recorded on a pre-tax net loss of $15 million which was driven by the charges related to the early extinguishment of debt that was issued by Willis North America. As previously disclosed, the Company has maintained a valuation allowance against net US deferred tax assets. Therefore, no tax benefit was recognized for the debt extinguishment charges recorded during the quarter, resulting in a higher consolidated tax expense. When looking at the quarter’s results excluding the extinguishment charges, the tax rate was approximately 24 percent.
For the nine months ended September 30, 2013, the reported tax rate was approximately 23 percent. The reported tax rate for the three and nine months ended September 30, 2012 was 26 percent and 24 percent, respectively.
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
In periods where losses are reported the weighted average shares outstanding excludes the potentially issuable shares described above, because their inclusion would be antidilutive.
At September 30, 2013, time-based and performance-based options to purchase 7.8 million and 5.6 million shares (September 30, 2012: 9.2 million and 7.2 million), respectively, and 1.7 million restricted stock units (September 30, 2012: 1.2 million) were outstanding.

Willis Group Holdings plc

5. EARNINGS PER SHARE (Continued)

Basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(millions, except per share data)
Net (loss) income attributable to Willis Group Holdings	$(27)	$26	$297	$359

Basic average number of shares outstanding	177	173	175	173
Dilutive effect of potentially issuable shares	—	2	3	3
Diluted average number of shares outstanding	177	175	178	176
Basic earnings per share:
Continuing operations	$(0.15)	$0.15	$1.70	$2.07
Discontinued operations	—	—	—	0.01
Net (loss) income attributable to Willis Group Holdings shareholders	$(0.15)	$0.15	$1.70	$2.08

Dilutive effect of potentially issuable shares	—	—	(0.03)	(0.04)
Diluted earnings per share:
Continuing operations	$(0.15)	$0.15	$1.67	$2.03
Discontinued operations	—	—	—	0.01
Net (loss) income attributable to Willis Group Holdings shareholders	$(0.15)	$0.15	$1.67	$2.04
Options to purchase 15.1 million and 3.8 million shares were not included in the computation of the dilutive effect of stock options for the three and nine months ended September 30, 2013 respectively because the effect was antidilutive (three and nine months ended September 30, 2012: 6.1 million and 6.2 million).

6.    PENSION PLANS
The components of the net periodic benefit (income) cost of the UK, US and international and US non-qualified defined benefit plans are as follows:

	Three months ended September 30,
	UK Pension Benefits		US Pension Benefits		International and US non-qualified Pension Benefits
	2013	2012	2013	2012	2013	2012
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$10	$9	$—	$—	$—	$1
Interest cost	26	27	10	11	2	1
Expected return on plan assets	(47)	(45)	(13)	(12)	(2)	(2)
Amortization of unrecognized prior service gain	(1)	(1)	—	—	—	—
Amortization of unrecognized actuarial loss	11	9	3	2	—	—
Net periodic benefit (income) cost	$(1)	$(1)	$—	$1	$—	$—

Notes to the financial statements
 (Unaudited)

	Nine months ended September 30,
	UK Pension Benefits		US Pension Benefits		International and US non-qualified Pension Benefits
	2013	2012	2013	2012	2013	2012
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$28	$26	$—	$—	$2	$3
Interest cost	80	81	29	31	5	4
Expected return on plan assets	(141)	(135)	(38)	(35)	(5)	(5)
Amortization of unrecognized prior service gain	(4)	(4)	—	—	—	—
Amortization of unrecognized actuarial loss	33	29	7	6	1	—
Net periodic benefit (income) cost	$(4)	$(3)	$(2)	$2	$3	$2

During the nine months ended September 30, 2013, the Company made cash contributions of $68 million (2012: $60 million) into the UK defined benefit pension plan. This includes a $10 million payment that arose as a result of the share buyback program discussed below. In addition to this, a further payment of $9 million (2012: $9 million) was made in respect of employees’ salary sacrifice contributions. Cash contributions of $40 million and $8 million (2012: $40 million and $6 million) were made to the US plan and international and US non-qualified defined benefit pension plans, respectively.
Contributions to the UK defined benefit pension plan in 2013 are expected to total $88 million, of which approximately $22 million relates to on-going contributions calculated as 15.9 percent of active plan members’ pensionable salaries, approximately $56 million relates to contributions towards funding the deficit and $10 million exceptional return payment related to 10 percent of the $100 million share buyback program completed during 2012, as required under the current agreed schedule of contributions.
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
In addition, under the current schedule of contributions, further contributions will be payable based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks and special dividends). Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($505 million) over the six-year period ended December 31, 2017.
The schedule of contributions is automatically renegotiated after three years and at any earlier time jointly agreed by the Company and the Trustee.

7.     COMMITMENTS AND CONTINGENCIES
Contractual Obligations
Pensions
The Company’s pension funding obligations are set out in Note 6 — ‘Pension Plans’.

Willis Group Holdings plc

7. COMMITMENTS AND CONTINGENCIES (Continued)

Other Contractual Obligations
In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP. As of September 30, 2013 there had been approximately $15 million of capital contributions.
In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As of September 30, 2013 there had been approximately $2 million of capital contributions.
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
The material actual or potential claims, lawsuits, and other proceedings, of which the Company is currently aware, are:
Stanford Financial Group Litigation
The Company has been named as a defendant in 13 similar lawsuits relating to the collapse of The Stanford Financial Group (‘Stanford’), for which Willis of Colorado, Inc. acted as broker of record on certain lines of insurance. The complaints in these actions generally allege that the defendants actively and materially aided Stanford’s alleged fraud by providing Stanford with certain letters regarding coverage that they knew would be used to help retain or attract actual or prospective Stanford client investors. The complaints further allege that these letters, which contain statements about Stanford and the insurance policies that the defendants placed for Stanford, contained untruths and omitted material facts and were drafted in this manner to help Stanford promote and sell its allegedly fraudulent certificates of deposit.
The 13 actions are as follows:

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

Notes to the financial statements
 (Unaudited)
7. COMMITMENTS AND CONTINGENCIES (Continued)

(ii) dismissing without prejudice those claims asserted the Third Amended Class Action Complaint on an individual basis. Also on October 27, 2011, the court entered a final judgment in the action.
On October 28, 2011, the plaintiffs in Troice filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Subsequently, Troice, Roland and a third action captioned Troice, et al. v. Proskauer Rose LLP, Civil Action No. 3:09-CV-01600-N, which also was dismissed on the grounds set forth in the Roland decision discussed above and on appeal to the U.S. Court of Appeals for the Fifth Circuit, were consolidated for purposes of briefing and oral argument. Following the completion of briefing and oral argument, on March 19, 2012, the Fifth Circuit reversed and remanded the actions. On April 2, 2012, the defendants-appellees filed petitions for rehearing en banc. On April 19, 2012, the petitions for rehearing en banc were denied. On July 18, 2012, defendants-appellees filed a petition for writ of certiorari with the United States Supreme Court regarding the Fifth Circuit's reversal in Troice. On January 18, 2013, the Supreme Court granted our petition and will hear our appeal. Opening briefs were filed on May 3, 2013 and the Supreme Court heard oral argument on October 7, 2013. We expect a ruling in late 2013 or early 2014.

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

Willis Group Holdings plc

7. COMMITMENTS AND CONTINGENCIES (Continued)

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

•
Janvey, et al. v. Willis of Colorado, Inc., et al., Case No. 3:13-CV-03980-D, was filed on October 1, 2013 in the U.S. District Court for the Northern District of Texas against Willis Group Holdings plc, Willis Limited, Willis North America Inc., Willis of Colorado, Inc. and the same Willis associate. The complaint was filed (i) by Ralph S. Janvey, in his capacity as Court-Appointed Receiver for the Stanford Receivership Estate, and the Official Stanford Investors Committee (the ‘OSIC’) against all defendants and (ii) on behalf of a putative, worldwide class of Stanford investors against Willis North America Inc. Plaintiffs Janvey and the OSIC allege claims under Texas common law and the court’s Amended Order Appointing Receiver, and the putative class plaintiffs allege claims under Texas statutory and common law. Plaintiffs seek actual damages in excess of $1 billion, punitive damages and costs. The defendants have not yet responded to the complaint in Janvey.

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

Notes to the financial statements
 (Unaudited)
7. COMMITMENTS AND CONTINGENCIES (Continued)

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

The fair value of these swaps at the close out date was $16 million, representing a cash settlement amount on termination. In connection with the terminated swaps, the Company retained a gain of $15 million in other comprehensive income as the

Willis Group Holdings plc

8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

forecasted short-term investment transactions in relation to which the swaps qualified as cash flow hedges were still considered probable. These amounts are reclassified into earnings consistent with when the forecasted swap transactions affect earnings. We expect approximately $5 million of the gain to be recognized in the consolidated statement of operations in 2013 including $4 million already recognized in the nine months ended September 30, 2013.
At September 30, 2013, the Company had no derivative financial instruments that were designated as cash flow hedges of interest rate risk on investments.
Interest Rate Risk — Interest Expense
The Company's operations are financed principally by $2,054 million fixed rate senior notes maturing through 2043 and $278 million under a 7-year term loan facility. The Company has access to $800 million under a revolving credit facility expiring July 23, 2018, and $22 million under two further revolving credit facilities.
The 7-year term loan facility bears interest at LIBOR plus 1.50%. As of September 30, 2013, $nil was drawn on the $800 million revolving credit facility. Drawings under that facility bear interest at LIBOR plus 1.50%. These margins apply while the Company’s debt rating remains BBB-/Baa3. Should the Company’s debt rating change, then the margin will change in accordance with the credit facilities agreements. The fixed rate senior notes bear interest at various rates as detailed in Note 14 — ‘Debt’.
During the three months ended March 31, 2010, the Company entered into a series of interest rate swaps for a total notional amount of $350 million to receive a fixed rate and pay a variable rate on a semi-annual basis, with a maturity date of July 15, 2015. The Company had previously designated these instruments as fair value hedges against its $350 million 5.625% senior notes due 2015 and accounted for them accordingly until the first quarter of 2013 at which point these swaps, although remaining as economic hedges, no longer qualified for hedge accounting.
During the three months ended September 30, 2013, the Company closed out the above interest rate swaps and received a cash settlement of $13 million on termination.
Following the partial extinguishment of the 5.625% senior notes due 2015 on August 15, 2013, we have recorded a credit of $7 million to remove a corresponding partial amount of the fair value adjustment to the carrying values of the notes originally recognized in connection with the interest rate swaps. The remaining $5 million fair value adjustment will be amortized through interest expense over the period to maturity.
To hedge against the potential variability in benchmark interest rates in advance of the anticipated debt issuance, the Company entered into two short-term treasury locks during the three months ended June 30, 2013. These were closed out during the three months ended September 30, 2013 following the issue of the new senior notes described in Note 14 - 'Debt'. The fair value of these treasury locks at the close out date was $21 million, received as a cash settlement on termination.
The Company had designated the Treasury locks as effective hedges of the anticipated transaction and had recognized a gain of $19 million in other comprehensive income in relation to the effective element that qualified for hedge accounting. This amount will be reclassified into earnings consistent with the recognition of interest expense on the 4.625% senior notes due 2023 and the 6.125% senior notes due 2043. In addition, the Company recognized a $2 million gain in interest expense for the portion of the treasury locks determined as ineffective.
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
At September 30, 2013 and December 31, 2012, the Company’s foreign currency contracts were all designated as hedging instruments except those relating to short-term cash flows and hedges of certain intercompany loans.

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for Pounds sterling in the case of US dollars and US dollars for Euro and Japanese yen. Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

	Sell	Fair value
	(millions)
US dollar	$240	$14
Euro	80	(2)
Japanese yen	39	3
In addition to forward exchange contracts we undertake short-term foreign exchange swaps for liquidity purposes. These are not designated as hedges and do not qualify for hedge accounting. The fair values at September 30, 2013 and December 31, 2012 were immaterial.

During the nine months ended September 30, 2013, the Company entered into a number of foreign currency transactions in order to hedge certain intercompany loans. These derivatives were not designated as hedging instruments and were for a total notional amount of $118 million (December 31, 2012: $63 million). In respect of these transactions, an immaterial amount has been recognized as an asset within other current assets and a nominal gain has been recognized in other operating expenses for the period.
Derivative Financial Instruments
The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at September 30, 2013 and December 31, 2012:

Willis Group Holdings plc

8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

		Fair value
Derivative financial instruments designated as hedging instruments:	Balance sheet classification	September 30, 2013	December 31, 2012
		(millions)
Assets:
Forward exchange contracts	Other assets	$17	$9
Interest rate swaps (fair value hedges)	Other assets	—	22
Total derivatives designated as hedging instruments		$17	$31
Liabilities:
Forward exchange contracts	Other liabilities	$2	$—
Total derivatives designated as hedging instruments		$2	$—

Cash Flow Hedges

The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for the three and nine months ended September 30, 2013 and 2012:

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in OCI(i)on derivative (effective element)	Location of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Amount of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Location of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)	Amount of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)
	(millions)		(millions)		(millions)
Three months ended September 30, 2013
Interest rate swaps	$—	Investment income	$(1)	Other operating expenses	$—
Treasury locks	3	Interest expense	—	Interest expense	1
Forward exchange contracts	21	Other operating expenses	—	Interest expense	—
Total	$24		$(1)		$1
Three months ended September 30, 2012
Interest rate swaps	$—	Investment income	$(2)	Other operating expenses	$—
Forward exchange contracts	—	Other operating expenses	—	Interest expense	—
Total	$—		$(2)		$—
Nine months ended September 30, 2013
Interest rate swaps	$—	Investment income	$(4)	Other operating expenses	$—
Treasury locks	19	Interest expense	—	Interest expense	2
Forward exchange contracts	7	Other operating expenses	(1)	Interest expense	—
Total	$26		$(5)		$2
Nine months ended September 30, 2012
Interest rate swaps	$3	Investment income	$(5)	Other operating expenses	$—
Forward exchange contracts	7	Other operating expenses	—	Interest expense	—
Total	$10		$(5)		$—
 ____________________
Amounts above shown gross of tax.
(i) Other Comprehensive Income

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
At September 30, 2013, the Company estimates there will be $15 million of net derivative gains reclassified from accumulated comprehensive income into earnings within the next twelve months as the forecasted transactions affect earnings.
Fair Value Hedges
The Company had previously designated interest rate swaps as fair value hedges against its $350 million 5.625% senior notes due 2015 and accounted for them accordingly until the first quarter of 2013 at which point these swaps, although remaining as economic hedges, no longer qualified for hedge accounting.
The table below presents the effects of derivative financial instruments in fair value hedging relationships on the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

Derivative in fair value hedging relationships	Hedged item in fair value hedging relationship	(Loss) gain recognized for derivative	Gain (loss) recognized for hedged item	Ineffectiveness recognized in interest expense
		(millions)
Three months ended September 30, 2013
Interest rate swaps	5.625% senior notes due 2015	$—	$—	$—
Three months ended September 30, 2012
Interest rate swaps	5.625% senior notes due 2015	$(1)	$—	$1
Nine months ended September 30, 2013
Interest rate swaps	5.625% senior notes due 2015	$—	$—	$—
Nine months ended September 30, 2012
Interest rate swaps	5.625% senior notes due 2015	$(1)	$(1)	$2
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
The table below presents the effects of derivative financial instruments no longer in fair value hedging relationships on the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

Derivative no longer in fair value hedging relationships	Hedged item no longer in fair value hedging relationship	(Loss) gain recognized for derivative	Amortization of prior loss recognized on hedged item	Net (loss) gain recognized (i)
		(millions)
Three months ended September 30, 2013
Interest rate swaps	5.625% senior notes due 2015	$(2)	$(9)	$(7)
Three months ended September 30, 2012
Interest rate swaps	5.625% senior notes due 2015	$—	$—	$—
Nine months ended September 30, 2013
Interest rate swaps	5.625% senior notes due 2015	$(5)	$(13)	$(8)
Nine months ended September 30, 2012
Interest rate swaps	5.625% senior notes due 2015	$—	$—	$—
 ____________________
(i) the net loss was included entirely in interest expense, except for $7 million in the three and nine months ended September 30, 2013 which formed part of the loss on extinguishment of debt.

Willis Group Holdings plc

8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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
Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of September 30, 2013.

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

Notes to the financial statements
 (Unaudited)
9. FAIR VALUE MEASUREMENT (Continued)

	September 30, 2013
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Cash and cash equivalents	$623	$—	$—	$623
Fiduciary funds (included within Fiduciary assets)	2,099	—	—	2,099
Derivative financial instruments	—	17	—	17
Total assets	$2,722	$17	$—	$2,739
Liabilities at fair value:
Derivative financial instruments	—	2	—	2
Total liabilities	$—	$2	$—	$2

	December 31, 2012
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Cash and cash equivalents	$500	$—	$—	$500
Fiduciary funds (included within Fiduciary assets)	1,796	—	—	1,796
Derivative financial instruments	—	31	—	31
Total assets	$2,296	$31	$—	$2,327
Liabilities at fair value:
Changes in fair value of hedged debt (i)	$—	$18	$—	$18
Total liabilities	$—	$18	$—	$18
____________________

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.

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

Willis Group Holdings plc

9. FAIR VALUE MEASUREMENT (Continued)

	September 30, 2013		December 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Assets:
Derivative financial instruments	$17	$17	$31	$31
Liabilities:
Short-term debt	$17	$17	$15	$15
Long-term debt	2,315	2,440	2,338	2,576
Derivative financial instruments	2	2	—	—

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

Notes to the financial statements
 (Unaudited)
10. GOODWILL (Continued)

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2013 and the year ended December 31, 2012 are as follows:

	Global	North America	International	Total
	(millions)
Balance at January 1, 2012
Goodwill, gross	$1,122	$1,782	$391	$3,295
Accumulated impairment losses	—	—	—	—
Goodwill, net	$1,122	$1,782	$391	$3,295
Purchase price allocation adjustments	—	—	2	2
Goodwill acquired during the year	—	10	2	12
Goodwill disposed of during the year	—	—	(1)	(1)
Goodwill impairment charge	—	(492)	—	(492)
Foreign exchange	5	—	6	11
Balance at December 31, 2012
Goodwill, gross	$1,127	$1,792	$400	$3,319
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	$1,127	$1,300	$400	$2,827
Goodwill acquired during the period	15	—	1	16
Other movements (i)	—	(1)	—	(1)
Foreign exchange	—	—	4	4
Balance at September 30, 2013
Goodwill, gross	$1,142	$1,791	$405	$3,338
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	$1,142	$1,299	$405	$2,846
________________________________

(i)	North America — $(1) million (2012: $nil) tax benefit arising on the exercise of fully vested HRH stock options which were issued as part of the acquisition of HRH in 2008.

11.    OTHER INTANGIBLE ASSETS, NET
Other intangible assets are classified into the following categories:

•	‘Customer and Marketing Related’, including:

•	client relationships;

•	client lists;

•	non-compete agreements;

•	trade names; and

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.

Willis Group Holdings plc

11. OTHER INTANGIBLE ASSETS, NET (Continued)

The major classes of amortizable intangible assets are as follows:

	September 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(millions)
Customer and Marketing Related:
Client Relationships	$696	$(344)	$352	$717	$(340)	$377
Client Lists	3	(1)	2	3	(1)	2
Non-compete Agreements	4	—	4	3	—	3
Trade Names	2	(1)	1	11	(10)	1
Total Customer and Marketing Related	705	(346)	359	734	(351)	383
Contract based, Technology and Other	5	(3)	2	4	(2)	2
Total amortizable intangible assets	$710	$(349)	$361	$738	$(353)	$385

The aggregate amortization of intangible assets for the nine months ended September 30, 2013 was $42 million (nine months ended September 30, 2012: $44 million), of which $14 million was recognized in the three months ended September 30, 2013 (three months ended September 30, 2012: $14 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total
	(millions)
Amortization of intangible assets	$14	$49	$41	$36	$32	$189	$361

Willis Group Holdings plc

12.    OTHER ASSETS
An analysis of other assets is as follows:

	September 30, 2013	December 31, 2012
	(millions)
Other current assets
Prepayments and accrued income	$82	$61
Income tax receivable	34	50
Derivatives	9	14
Debt issuance costs	3	3
Deferred compensation plan assets	24	12
Other	43	41
Total other current assets	$195	$181
Other non-current assets
Deferred compensation plan assets	$80	$97
Derivatives	8	17
Prepayments and accrued income	18	24
Debt issuance costs	16	12
Other receivables	65	56
Total other non-current assets	$187	$206
Total other assets	$382	$387

13.    OTHER LIABILITIES
An analysis of other liabilities is as follows:

	September 30, 2013	December 31, 2012
	(millions)
Other current liabilities
Accounts payable	$134	$88
Accrued dividends payable	50	47
Other taxes payable	51	44
Accrued interest payable	7	34
Derivatives	1	—
Deferred compensation plan liability	24	12
Other payables	114	102
Total other current liabilities	$381	$327
Other non-current liabilities
Incentives from lessors	$176	$173
Deferred compensation plan liability	80	101
Capital lease obligation	24	28
Other payables	73	73
Total other non-current liabilities	$353	$375
Total other liabilities	$734	$702

Notes to the financial statements
 (Unaudited)

14.    DEBT
Short-term debt and current portion of the long-term debt consists of the following:

	September 30, 2013	December 31, 2012
	(millions)
Current portion of 7-year term loan facility expires 2018	$15	$15
Revolving credit facility	2	—
	$17	$15
Long-term debt consists of the following:

	September 30, 2013	December 31, 2012
	(millions)

7-year term loan facility expires 2018	$263	$274
5.625% senior notes due 2015	148	350
Fair value adjustment on 5.625% senior notes due 2015	5	18
4.125% senior notes due 2016	299	299
6.200% senior notes due 2017	394	600
7.000% senior notes due 2019	187	300
5.750% senior notes due 2021	496	496
4.625% senior notes due 2023	249	—
6.125% senior notes due 2043	273	—
3-year term loan facility expires 2015	1	1
	$2,315	$2,338
On July 23, 2013 we entered into an amendment to our existing credit facilities to extend both the amount of financing and the maturity date of the facilities. As a result of this amendment, our revolving credit facility was increased from $500 million to $800 million. The maturity date on the $300 million term loan was extended to July 23, 2018, from December 16, 2016. There has been no increase to the remaining $278 million outstanding on that loan.
The 7-year term loan facility expiring 2018 bears interest at LIBOR plus 1.50% and is repayable in quarterly installments and a final repayment of $186 million is due in the third quarter of 2018. Drawings under the $800 million revolving credit facility bear interest at LIBOR plus 1.50% and the facility expires on July 23, 2018. These margins apply while the Company’s debt rating remains BBB-/Baa3. As of September 30, 2013 $nil was outstanding under this revolving credit facility.

On August 15, 2013 the Company issued $250 million of 4.625% senior notes due 2023 and $275 million of 6.125% senior notes due 2043. The effective interest rates of these senior notes are 4.696% and 6.154%, respectively, which include the impact of the discount upon issuance.

On July 25, 2013 the Company commenced an offer to purchase for cash any and all of its 5.625% senior notes due 2015 and a portion of its 6.200% senior notes due 2017 and its 7.000% senior notes due 2019 for an aggregate purchase price of up to $525 million. On August 22, 2013 the proceeds from the issue of the senior notes due 2023 and 2043 were used to fund the purchase of $202 million of 5.625% senior notes due 2015, $206 million of 6.200% senior notes due 2017 and $113 million of 7.000% senior notes due 2019.

The Company incurred total losses on extinguishment of debt of $60 million during the three months ended September 30, 2013. This was made up of a tender premium of $65 million, the write-off of unamortized debt issuance costs of $2 million and a credit for the reduction of the fair value adjustment on 5.625% senior notes due 2015 of $7 million.

Willis Group Holdings plc

15.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	Nine months ended September 30,
	2013	2012
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes, net	$36	$43
Cash payments for interest	115	117
Supplemental disclosures of non-cash investing and financing income (expenses):
Write-off of unamortized debt issuance costs	(2)	—
Write-back of fair value adjustment on 5.625% senior notes due 2015	7	—
Acquisitions:
Fair value of assets acquired, net of cash acquired	$46	$—
Less: Fair value of liabilities assumed	(30)	—
Net assets acquired, net of cash acquired	$16	$—

16.    COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended September 30,
	2013			2012
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
	(millions)
Other comprehensive income:
Foreign currency translation adjustments	$82	$—	$82	$35	$—	$35
Pension funding adjustments:
Foreign currency translation on pension funding adjustments	(51)	14	(37)	(19)	5	(14)
Amortization of unrecognized actuarial loss	14	(3)	11	11	(2)	9
Amortization of unrecognized prior service gain	(1)	—	(1)	(1)	—	(1)
	(38)	11	(27)	(9)	3	(6)
Derivative instruments:
Interest rate swap reclassification adjustment	(1)	—	(1)	(2)	—	(2)
Gain on forward exchange contracts (effective element)	21	(4)	17	—	—	—
Gain on treasury lock (effective element)	3	(1)	2	—	—	—
	23	(5)	18	(2)	—	(2)
Other comprehensive income	67	6	73	24	3	27
Less: Other comprehensive income attributable to noncontrolling interests	(1)	—	(1)	—	—	—
Other comprehensive income attributable to Willis Group Holdings	$66	$6	$72	$24	$3	$27

	Nine months ended September 30,
	2013			2012
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
	(millions)
Other comprehensive income:
Foreign currency translation adjustments	$(7)	$—	$(7)	$21	$—	$21
Pension funding adjustments:
Foreign currency translation on pension funding adjustments	3	(1)	2	(27)	7	(20)
Amortization of unrecognized actuarial loss	41	(8)	33	35	(9)	26
Amortization of unrecognized prior service gain	(4)	1	(3)	(4)	1	(3)
	40	(8)	32	4	(1)	3
Derivative instruments:
Gain on interest rate swaps (effective element)	—	—	—	3	(1)	2
Interest rate swap reclassification adjustment	(4)	1	(3)	(5)	1	(4)
Gain on forward exchange contracts (effective element)	7	(1)	6	7	(2)	5
Forward exchange contracts reclassification adjustment	(1)	—	(1)	—	—	—
Gain on treasury lock (effective element)	19	(4)	15	—	—	—
	21	(4)	17	5	(2)	3
Other comprehensive income (loss)	54	(12)	42	30	(3)	27
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) attributable to Willis Group Holdings	$54	$(12)	$42	$30	$(3)	$27

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Net foreign currency translation adjustment	Pension funding adjustment	Net unrealized gain on derivative instruments	Total
	(millions)
Balance at December 31, 2012	$(34)	$(831)	$15	$(850)
Other comprehensive income before reclassifications	(7)	2	21	16
Amounts reclassified from accumulated other comprehensive income	—	30	(4)	26
Net current-period other comprehensive income, net of tax and noncontrolling interests	(7)	32	17	42
Balance at September 30, 2013	$(41)	$(799)	$32	$(808)

Willis Group Holdings plc

Amounts reclassified out of accumulated other comprehensive income into the statement of operations are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement of operations
	Three months ended September 30,
	2013	2012
	(millions)
Gains and losses on cash flow hedges (Note 8)
Interest rate swaps	$(1)	$(2)	Investment income
Foreign exchange contracts	—	—	Other operating expenses
	(1)	(2)	Total before tax
Tax	—	—
	$(1)	$(2)	Net of tax
Amortization of defined benefit pension items (Note 6)
Prior service gain	$(1)	$(1)	Salaries and benefits
Net actuarial loss	14	11	Salaries and benefits
	13	10	Total before tax
Tax	(3)	(2)
	$10	$8	Net of tax

Total reclassifications for the period	$9	$6

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement of operations
	Nine months ended September 30,
	2013	2012
	(millions)
Gains and losses on cash flow hedges (Note 8)
Interest rate swaps	$(4)	$(5)	Investment income
Foreign exchange contracts	(1)	—	Other operating expenses
	(5)	(5)	Total before tax
Tax	1	1
	$(4)	$(4)	Net of tax
Amortization of defined benefit pension items (Note 6)
Prior service gain	$(4)	$(4)	Salaries and benefits
Net actuarial loss	41	35	Salaries and benefits
	37	31	Total before tax
Tax	(7)	(8)
	$30	$23	Net of tax

Total reclassifications for the period	$26	$19

Notes to the financial statements
 (Unaudited)

17.    EQUITY AND NONCONTROLLING INTERESTS
The components of stockholders’ equity and noncontrolling interests are as follows:

	September 30, 2013			September 30, 2012
	Willis Group Holdings stockholders	Noncontrolling interests	Total equity	Willis Group Holdings stockholders	Noncontrolling interests	Total equity
	(millions)
Balance at beginning of period	$1,699	$26	$1,725	$2,486	$31	$2,517
Comprehensive income:
Net income	297	6	303	359	9	368
Other comprehensive income, net of tax	42	—	42	27	—	27
Comprehensive income	339	6	345	386	9	395
Dividends	(147)	(9)	(156)	(141)	(11)	(152)
Additional paid-in capital	137	—	137	64	—	64
Repurchase of shares (i)	—	—	—	(100)	—	(100)
Additional noncontrolling interests	—	—	—	2	1	3
Purchase of subsidiary shares from noncontrolling interests	(4)	—	(4)	(23)	(6)	(29)
Balance at end of period	$2,024	$23	$2,047	$2,674	$24	$2,698
 _________________________________

(i)	Based on settlement date we repurchased 2,796,546 shares at an average price of $35.87 in the nine months ended September 30, 2012.
The effects on equity of changes in Willis Group Holdings ownership interest in its subsidiaries are as follows:

	September 30, 2013	September 30, 2012
	(millions)
Net income attributable to Willis Group Holdings	$297	$359
Transfers from noncontrolling interest:
Decrease in Willis Group Holdings paid-in capital for purchase of noncontrolling interests	(4)	(23)
Increase in Willis Group Holdings paid-in capital for sale of noncontrolling interests	—	2
Net transfers to noncontrolling interests	(4)	(21)
Change from net income attributable to Willis Group Holdings and transfers from noncontrolling interests	$293	$338

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

(ii)	amortization of intangible assets;

(iii)	gains and losses on the disposal of operations;

(iv)	significant legal and regulatory settlements which are managed centrally;

(v)	write-off of uncollectible accounts receivable balance and associated legal fees and insurance recoveries arising in Chicago due to fraudulent overstatement of commissions and fees;

(vi)	fees related to the extinguishment of debt; and

(vii)	costs associated with the Expense Reduction Initiative.
The accounting policies of the segments are consistent with those described in Note 2 — ‘Basis of Presentation and Significant Accounting Policies’ to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and as amended by Current Report on Form 8-K subsequently filed on August 8, 2013.
There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.

Notes to the financial statements
(Unaudited)
18. SEGMENT INFORMATION (Continued)

Selected information regarding the Company’s segments is as follows:

	Three months ended September 30, 2013
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$250	$1	$—	$251	$7	$36	$—
North America	328	1	—	329	9	57	—
International	213	2	—	215	5	(9)	(1)
Total Retail	541	3	—	544	14	48	(1)
Total Segments	791	4	—	795	21	84	(1)
Corporate and Other (i)	—	—	—	—	14	(9)	—
Total Consolidated	$791	$4	$—	$795	$35	$75	$(1)

	Three months ended September 30, 2012
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$235	$—	$—	$235	$7	$52	$—
North America	315	2	1	318	7	53	—
International	199	2	—	201	7	(9)	(2)
Total Retail	514	4	1	519	14	44	(2)
Total Segments	749	4	1	754	21	96	(2)
Corporate and Other (i)	—	—	—	—	14	(26)	—
Total Consolidated	$749	$4	$1	$754	$35	$70	$(2)
_________________________________

(i)	See the following table for an analysis of the ‘Corporate and Other’ line.

	Three months ended September 30,
	2013	2012
	(millions)
Amortization of intangible assets	$(14)	$(14)
Net loss on disposal of operations (a)	—	(1)
India joint venture settlement (a)	—	(11)
Foreign exchange hedging	—	1
Foreign exchange gain on the UK pension plan asset	4	—
Fees related to the extinguishment of debt (b)	(1)	—
Other	2	(1)
Total Corporate and Other	$(9)	$(26)
 _________________________________

(a)
$11 million settlement with former partners related to the termination of a joint venture arrangement in India. In addition, $1 million loss on disposal of operations was recorded related to the termination.

(b)	$1 million of fees associated with the extinguishment of debt completed on August 15, 2013.

Willis Group Holdings plc

18. SEGMENT INFORMATION (Continued)

	Nine months ended September 30, 2013
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$938	$3	$—	$941	$21	$313	$—
North America	1,024	2	3	1,029	27	203	—
International	760	6	—	766	15	104	11
Total Retail	1,784	8	3	1,795	42	307	11
Total Segments	2,722	11	3	2,736	63	620	11
Corporate and Other (i)	—	—	—	—	47	(87)	—
Total Consolidated	$2,722	$11	$3	$2,736	$110	$533	$11

	Nine months ended September 30, 2012
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income	Interest in earnings of associates, net of tax
	(millions)
Global	$887	$3	$—	$890	$20	$325	$—
North America	975	3	4	982	23	183	—
International	729	8	—	737	16	112	12
Total Retail	1,704	11	4	1,719	39	295	12
Total Segments	2,591	14	4	2,609	59	620	12
Corporate and Other (i)	—	—	—	—	44	(54)	—
Total Consolidated	$2,591	$14	$4	$2,609	$103	$566	$12
_________________________________

(i)	See the following table for an analysis of the ‘Corporate and Other’ line.

	Nine months ended September 30,
	2013	2012
	(millions)
Amortization of intangible assets	$(42)	$(44)
Net loss on disposal of operations (a)	—	(1)
India joint venture settlement (a)	—	(11)
Foreign exchange hedging	—	3
Foreign exchange gain on the UK pension plan asset	5	(1)
Write-off of uncollectible accounts receivable balance in Chicago and associated legal fees (b)	—	(13)
Expense reduction initiative (c)	(46)	—
Insurance recovery (d)	—	5
Fees related to the extinguishment of debt (e)	(1)	—
Other	(3)	8
Total Corporate and Other	$(87)	$(54)
 _________________________________

(a)
$11 million settlement with former partners related to the termination of a joint venture arrangement in India. In addition, $1 million loss on disposal of operations was recorded related to the termination.

(b)	Write-off of uncollectible accounts receivable balance in relation to a previously disclosed fraudulent overstatement of Commissions and fees.

(c)	Charge related to the assessment of the Company's organizational design.

(d)	Insurance recovery, recorded in Other operating expenses, related to a previously disclosed fraudulent activity in Chicago.

(e)	$1 million of fees associated with the extinguishment of debt completed on August 15, 2013.

Notes to the financial statements
(Unaudited)
18. SEGMENT INFORMATION (Continued)

The following table reconciles total consolidated operating income, as disclosed in the segment tables above, to consolidated loss or income before income taxes and interest in earnings of associates:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(millions)
Total consolidated operating income	$75	$70	$533	$566
Loss on extinguishment of debt	(60)	—	(60)	—
Interest expense	(30)	(32)	(93)	(97)
(Loss) income before income taxes and interest in earnings of associates	$(15)	$38	$380	$469

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
Willis North America Inc. (‘Willis North America’) has $148 million senior notes outstanding that were issued on July 1, 2005, $394 million of senior notes issued on March 28, 2007 and $187 million of senior notes issued on September 29, 2009.
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
The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as of September 30, 2013 of Willis Group Holdings, the Other Guarantors and the Issuer. Investments in subsidiaries in the unaudited condensed consolidating balance sheet for Other represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.
The entities included in the Other Guarantors column as of September 30, 2013 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc and Willis Group Limited.

Notes to the financial statements
 (Unaudited)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$791	$—	$791
Investment income	—	3	—	4	(3)	4
Other income	—	—	—	34	(34)	—
Total revenues	—	3	—	829	(37)	795
EXPENSES
Salaries and benefits	—	—	(48)	(493)	—	(541)
Other operating expenses	3	(7)	(43)	(122)	25	(144)
Depreciation expense	—	(1)	(5)	(15)	—	(21)
Amortization of intangible assets	—	—	—	(16)	2	(14)
Net loss on disposal of operations	—	—	—	(8)	8	—
Total expenses	3	(8)	(96)	(654)	35	(720)
OPERATING INCOME (LOSS)	3	(5)	(96)	175	(2)	75
Investment income from Group undertakings	—	93	60	20	(173)	—
Loss on extinguishment of debt	—	—	(60)	—	—	(60)
Interest expense	(11)	(52)	(31)	(83)	147	(30)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(8)	36	(127)	112	(28)	(15)
Income taxes	—	2	—	(7)	(6)	(11)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(8)	38	(127)	105	(34)	(26)
Interest in earnings of associates, net of tax	—	—	—	(4)	3	(1)
Equity account for subsidiaries	(19)	(58)	62	—	15	—
NET (LOSS) INCOME	(27)	(20)	(65)	101	(16)	(27)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(27)	$(20)	$(65)	$101	$(16)	$(27)

Notes to the financial statements
 (Unaudited)
19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income (loss)	$45	$51	$(62)	$155	$(143)	$46
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$45	$51	$(62)	$154	$(143)	$45

Willis Group Holdings plc

19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$749	$—	$749
Investment income	—	2	—	4	(2)	4
Other income	—	—	—	1	—	1
Total revenues	—	2	—	754	(2)	754
EXPENSES
Salaries and benefits	—	—	(28)	(474)	—	(502)
Other operating expenses	(1)	(1)	(8)	(139)	3	(146)
Depreciation expense	—	—	(4)	(17)	—	(21)
Amortization of intangible assets	—	—	—	(17)	3	(14)
Net gain on disposal of operations	—	—	—	4	(5)	(1)
Total expenses	(1)	(1)	(40)	(643)	1	(684)
OPERATING (LOSS) INCOME	(1)	1	(40)	111	(1)	70
Investment income from Group undertakings	6	808	63	104	(981)	—
Interest expense	(11)	(61)	(48)	(68)	156	(32)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(6)	748	(25)	147	(826)	38
Income taxes	(6)	—	9	(19)	6	(10)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(12)	748	(16)	128	(820)	28
Interest in earnings of associates, net of tax	—	—	—	(5)	3	(2)
Equity account for subsidiaries	38	(701)	17	—	646	—
INCOME FROM CONTINUING OPERATIONS	26	47	1	123	(171)	26
Discontinued operations, net of tax	—	—	—	—	—	—
NET INCOME	26	47	1	123	(171)	26
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$26	$47	$1	$123	$(171)	$26

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

Willis Group Holdings plc

19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,722	$—	$2,722
Investment income	—	9	—	11	(9)	11
Other income	—	—	—	(149)	152	3
Total revenues	—	9	—	2,584	143	2,736
EXPENSES
Salaries and benefits	(1)	—	(93)	(1,544)	—	(1,638)
Other operating expenses	(2)	(38)	(128)	(368)	81	(455)
Depreciation expense	—	(2)	(16)	(50)	—	(68)
Amortization of intangible assets	—	—	—	(48)	6	(42)
Net loss on disposal of operations	—	—	—	(5)	5	—
Total expenses	(3)	(40)	(237)	(2,015)	92	(2,203)
OPERATING (LOSS) INCOME	(3)	(31)	(237)	569	235	533
Investment income from Group undertakings	—	265	195	68	(528)	—
Loss on extinguishment of debt	—	—	(60)	—	—	(60)
Interest expense	(32)	(151)	(97)	(256)	443	(93)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(35)	83	(199)	381	150	380
Income taxes	—	8	—	(94)	(2)	(88)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(35)	91	(199)	287	148	292
Interest in earnings of associates, net of tax	—	—	—	4	7	11
Equity account for subsidiaries	332	237	184	—	(753)	—
NET INCOME (LOSS)	297	328	(15)	291	(598)	303
Less: Net income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$297	$328	$(15)	$285	$(598)	$297

Notes to the financial statements
 (Unaudited)
19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income (loss)	$339	$369	$(8)	$298	$(653)	$345
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$339	$369	$(8)	$292	$(653)	$339

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

Willis Group Holdings plc

19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$3	$—	$617	$—	$623
Accounts receivable, net	—	—	26	930	29	985
Fiduciary assets	—	—	—	10,123	(926)	9,197
Deferred tax assets	1	—	—	16	(3)	14
Other current assets	1	93	11	287	(197)	195
Total current assets	5	96	37	11,973	(1,097)	11,014
Investments in subsidiaries	(1,187)	2,747	844	3,824	(6,228)	—
Amounts owed by (to) Group undertakings	4,053	(3,361)	(123)	(569)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	13	56	404	(1)	472
Goodwill	—	—	—	1,233	1,613	2,846
Other intangible assets, net	—	—	—	523	(162)	361
Investments in associates	—	—	—	(53)	237	184
Deferred tax assets	—	—	—	29	(23)	6
Pension benefits asset	—	—	—	253	—	253
Other non-current assets	4	151	7	167	(142)	187
Total non-current assets	4	164	63	2,556	1,522	4,309
TOTAL ASSETS	$2,875	$(354)	$821	$17,784	$(5,803)	$15,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$10,123	$(926)	$9,197
Deferred revenue and accrued expenses	3	—	26	469	(9)	489
Income taxes payable	—	50	—	132	(149)	33
Short-term debt and current portion of long-term debt	—	15	—	2	—	17
Deferred tax liabilities	1	—	—	19	(2)	18
Other current liabilities	52	8	20	327	(26)	381
Total current liabilities	56	73	46	11,072	(1,112)	10,135
NON-CURRENT LIABILITIES
Long-term debt	795	785	734	1	—	2,315
Liabilities for pension benefits	—	—	—	229	—	229
Deferred tax liabilities	—	—	—	59	(23)	36
Provisions for liabilities	—	—	—	221	(13)	208
Other non-current liabilities	—	—	47	307	(1)	353
Total non-current liabilities	795	785	781	817	(37)	3,141
TOTAL LIABILITIES	$851	$858	$827	$11,889	$(1,149)	$13,276

EQUITY
Total Willis Group Holdings stockholders’ equity	2,024	(1,212)	(6)	5,872	(4,654)	2,024
Noncontrolling interests	—	—	—	23	—	23
Total equity	2,024	(1,212)	(6)	5,895	(4,654)	2,047
TOTAL LIABILITIES AND EQUITY	$2,875	$(354)	$821	$17,784	$(5,803)	$15,323

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

Willis Group Holdings plc

19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(43)	$103	$(202)	$508	$—	$366
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	2	7	—	9
Additions to fixed assets	—	(4)	(11)	(63)	—	(78)
Additions to intangible assets	—	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(30)	—	(30)
Payments to acquire other investments	—	—	—	(5)	—	(5)
Net cash used in investing activities	—	(4)	(9)	(92)	—	(105)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	2	—	2
Senior notes issued	—	522	—	—	—	522
Debt issuance costs	—	(8)	—	—	—	(8)
Repayments of debt	—	(11)	(521)	—	—	(532)
Tender premium on extinguishment of senior notes	—	—	(65)	—	—	(65)
Proceeds from issue of shares	105	—	—	—	—	105
Excess tax benefits from share-based payment arrangements	1	—	—	—	—	1
Dividends paid	(144)	—	—	—	—	(144)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(9)	—	(9)
Amounts owed by (to) Group undertakings	83	(599)	797	(281)	—	—
Net cash provided by (used in) financing activities	45	(96)	211	(292)	—	(132)
INCREASE IN CASH AND CASH EQUIVALENTS	2	3	—	124	—	129
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6)	—	(6)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$3	$—	$617	$—	$623

Notes to the financial statements
 (Unaudited)
19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(43)	$803	$61	$146	$(657)	$310
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	8	—	8
Additions to fixed assets	—	(6)	(13)	(78)	—	(97)
Additions to intangible assets	—	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(4)	—	(4)
Payments to acquire other investments	—	—	—	(5)	—	(5)
Net cash used in investing activities	—	(6)	(13)	(80)	—	(99)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	20	—	—	—	20
Repayments of debt	—	(7)	—	(4)	—	(11)
Repurchase of shares	(100)	—	—	—	—	(100)
Proceeds from issue of shares	41	—	—	—	—	41
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(139)	—	—	(657)	657	(139)
Proceeds from sale of noncontrolling interests	—	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	—	(29)	—	(29)
Dividends paid to noncontrolling interests	—	—	—	(11)	—	(11)
Amounts owed by (to) Group undertakings	242	(810)	(211)	779	—	—
Net cash provided by (used in) financing activities	44	(797)	(211)	83	657	(224)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	—	(163)	149	—	(13)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	163	273	—	436
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$—	$423	$—	$424

Willis Group Holdings plc

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
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
The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as of September 30, 2013 of Willis Group Holdings and the Guarantors. Investments in subsidiaries in the unaudited condensed consolidating balance sheet for Other represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.
The entities included in the Guarantors column as of September 30, 2013 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America.

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$791	$—	$791
Investment income	—	3	4	(3)	4
Other income	—	—	34	(34)	—
Total revenues	—	3	829	(37)	795
EXPENSES
Salaries and benefits	—	(48)	(493)	—	(541)
Other operating expenses	3	(50)	(122)	25	(144)
Depreciation expense	—	(6)	(15)	—	(21)
Amortization of intangible assets	—	—	(16)	2	(14)
Net loss on disposal of operations	—	—	(8)	8	—
Total expenses	3	(104)	(654)	35	(720)
OPERATING INCOME (LOSS)	3	(101)	175	(2)	75
Investment income from Group undertakings	—	153	20	(173)	—
Loss on extinguishment of debt	—	(60)	—	—	(60)
Interest expense	(11)	(83)	(83)	147	(30)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(8)	(91)	112	(28)	(15)
Income taxes	—	2	(7)	(6)	(11)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(8)	(89)	105	(34)	(26)
Interest in earnings of associates, net of tax	—	—	(4)	3	(1)
Equity account for subsidiaries	(19)	69	—	(50)	—
NET (LOSS) INCOME	(27)	(20)	101	(81)	(27)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(27)	$(20)	$101	$(81)	$(27)

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$45	$51	$155	$(205)	$46
Less: comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$45	$51	$154	$(205)	$45

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2012
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$749	$—	$749
Investment income	—	2	4	(2)	4
Other income	—	—	1	—	1
Total revenues	—	2	754	(2)	754
EXPENSES
Salaries and benefits	—	(28)	(474)	—	(502)
Other operating expenses	(1)	(9)	(139)	3	(146)
Depreciation expense	—	(4)	(17)	—	(21)
Amortization of intangible assets	—	—	(17)	3	(14)
Net gain on disposal of operations	—	—	4	(5)	(1)
Total expenses	(1)	(41)	(643)	1	(684)
OPERATING (LOSS) INCOME	(1)	(39)	111	(1)	70
Investment income from Group undertakings	6	871	104	(981)	—
Interest expense	(11)	(109)	(68)	156	(32)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(6)	723	147	(826)	38
Income taxes	(6)	9	(19)	6	(10)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(12)	732	128	(820)	28
Interest in earnings of associates, net of tax	—	—	(5)	3	(2)
Equity account for subsidiaries	38	(685)	—	647	—
INCOME FROM CONTINUING OPERATIONS	26	47	123	(170)	26
NET INCOME	26	47	123	(170)	26
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$26	$47	$123	$(170)	$26

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

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$2,722	$—	$2,722
Investment income	—	9	11	(9)	11
Other income	—	—	(149)	152	3
Total revenues	—	9	2,584	143	2,736
EXPENSES
Salaries and benefits	(1)	(93)	(1,544)	—	(1,638)
Other operating expenses	(2)	(166)	(368)	81	(455)
Depreciation expense	—	(18)	(50)	—	(68)
Amortization of intangible assets	—	—	(48)	6	(42)
Net loss on disposal of operations	—	—	(5)	5	—
Total expenses	(3)	(277)	(2,015)	92	(2,203)
OPERATING (LOSS) INCOME	(3)	(268)	569	235	533
Investment income from Group undertakings	—	460	68	(528)	—
Loss on extinguishment of debt	—	(60)	—	—	(60)
Interest expense	(32)	(248)	(256)	443	(93)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(35)	(116)	381	150	380
Income taxes	—	8	(94)	(2)	(88)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(35)	(108)	287	148	292
Interest in earnings of associates, net of tax	—	—	4	7	11
Equity account for subsidiaries	332	436	—	(768)	—
NET INCOME	297	328	291	(613)	303
Less: Net income attributable to noncontrolling interests	—	—	(6)	—	(6)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$297	$328	$285	$(613)	$297

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$339	$369	$298	$(661)	$345
Less: comprehensive income attributable to noncontrolling interests	—	—	(6)	—	(6)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$339	$369	$292	$(661)	$339

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2012
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

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of September 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$3	$617	$—	$623
Accounts receivable, net	—	26	930	29	985
Fiduciary assets	—	—	10,123	(926)	9,197
Deferred tax assets	1	—	16	(3)	14
Other current assets	1	104	287	(197)	195
Total current assets	5	133	11,973	(1,097)	11,014
Investments in subsidiaries	(1,187)	3,597	3,824	(6,234)	—
Amounts owed by (to) Group undertakings	4,053	(3,484)	(569)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	69	404	(1)	472
Goodwill	—	—	1,233	1,613	2,846
Other intangible assets, net	—	—	523	(162)	361
Investments in associates	—	—	(53)	237	184
Deferred tax assets	—	—	29	(23)	6
Pension benefits asset	—	—	253	—	253
Other non-current assets	4	158	167	(142)	187
Total non-current assets	4	227	2,556	1,522	4,309
TOTAL ASSETS	$2,875	$473	$17,784	$(5,809)	$15,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$10,123	$(926)	$9,197
Deferred revenue and accrued expenses	3	26	469	(9)	489
Income taxes payable	—	50	132	(149)	33
Short-term debt and current portion of long-term debt	—	15	2	—	17
Deferred tax liabilities	1	—	19	(2)	18
Other current liabilities	52	28	327	(26)	381
Total current liabilities	56	119	11,072	(1,112)	10,135
NON-CURRENT LIABILITIES
Long-term debt	795	1,519	1	—	2,315
Liabilities for pension benefits	—	—	229	—	229
Deferred tax liabilities	—	—	59	(23)	36
Provisions for liabilities	—	—	221	(13)	208
Other non-current liabilities	—	47	307	(1)	353
Total non-current liabilities	795	1,566	817	(37)	3,141
TOTAL LIABILITIES	$851	$1,685	$11,889	$(1,149)	$13,276

EQUITY
Total Willis Group Holdings stockholders’ equity	2,024	(1,212)	5,872	(4,660)	2,024
Noncontrolling interests	—	—	23	—	23
Total equity	2,024	(1,212)	5,895	(4,660)	2,047
TOTAL LIABILITIES AND EQUITY	$2,875	$473	$17,784	$(5,809)	$15,323

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

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(43)	$(99)	$508	$—	$366
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	2	7	—	9
Additions to fixed assets	—	(15)	(63)	—	(78)
Additions to intangible assets	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	(30)	—	(30)
Payments to acquire other investments	—	—	(5)	—	(5)
Net cash used in investing activities	—	(13)	(92)	—	(105)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	2	—	2
Senior notes issued	—	522	—	—	522
Debt issuance costs	—	(8)	—	—	(8)
Repayments of debt	—	(532)	—	—	(532)
Tender premium on extinguishment of debt	—	(65)	—	—	(65)
Proceeds from issue of shares	105	—	—	—	105
Excess tax benefits from share-based payment arrangement	1	—	—	—	1
Dividends paid	(144)	—	—	—	(144)
Acquisition of noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	(9)	—	(9)
Amounts owed by (to) Group undertakings	83	198	(281)	—	—
Net cash provided by (used in) financing activities	45	115	(292)	—	(132)
INCREASE IN CASH AND CASH EQUIVALENTS	2	3	124	—	129
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$3	$617	$—	$623

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2012
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(43)	$864	$146	$(657)	$310
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	8	—	8
Additions to fixed assets	—	(19)	(78)	—	(97)
Additions to intangible assets	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	(4)	—	(4)
Payments to acquire other investments	—	—	(5)	—	(5)
Net cash used in investing activities	—	(19)	(80)	—	(99)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	20	—	—	20
Repayments of debt	—	(7)	(4)	—	(11)
Repurchase of shares	(100)	—	—	—	(100)
Proceeds from issue of shares	41	—	—	—	41
Excess tax benefits from share-based payment arrangement	—	—	2	—	2
Dividends paid	(139)	—	(657)	657	(139)
Proceeds from sale of noncontrolling interests	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	(29)	—	(29)
Dividends paid to noncontrolling interests	—	—	(11)	—	(11)
Amounts owed by (to) Group undertakings	242	(1,021)	779	—	—
Net cash provided by (used in) financing activities	44	(1,008)	83	657	(224)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(163)	149	—	(13)
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	163	273	—	436
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$423	$—	$424

Notes to the financial statements
 (Unaudited)

21.	FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
Trinity Acquisition plc has $525 million senior notes outstanding that were issued on August 15, 2013.
All direct obligations under the senior notes were jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Netherlands Holdings B.V, Willis Investment UK Holdings Limited, TA I Limited, Willis Group Limited and Willis North America, Inc, collectively the 'Other Guarantors', and with Willis Group Holdings, the 'Guarantor Companies'.
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by the Company and Willis North America (the ‘Willis North America Debt Securities’) in that Trinity Acquisition plc is the issuer and not a subsidiary guarantor, and Willis North America, Inc. is a subsidiary guarantor.
Presented below is condensed consolidating financial information for:

(i)	Willis Group Holdings, which is a guarantor, on a parent company only basis;

(ii)
the Other Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent. Willis Netherlands B.V, Willis Investment UK Holdings Limited and TA 1 Limited are all direct or indirect parents of the issuer and Willis Group Limited and Willis North America, Inc, are 100 percent direct or indirectly owned subsidiaries or the issuer;

(iii)	Trinity Acquisition plc, which is the issuer and is a 100 percent indirectly owned subsidiary of the parent;

(iv)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(v)	Consolidating adjustments; and

(vi)	the Consolidated Company.
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets as of September 30, 2013 of Willis Group Holdings, the Other Guarantors and the Issuer. Investments in subsidiaries in the condensed consolidating balance sheet for Other represents the cost of investment in subsidiaries recorded in the parent companies of the non-guarantor subsidiaries.
The entities included in the Other Guarantors column as of September 30, 2013 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, Willis North America, TA I Limited and Willis Group Limited.

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$791	$—	$791
Investment income	—	3	—	4	(3)	4
Other income	—	—	—	34	(34)	—
Total revenues	—	3	—	829	(37)	795
EXPENSES
Salaries and benefits	—	(48)	—	(493)	—	(541)
Other operating expenses	3	(50)	—	(122)	25	(144)
Depreciation expense	—	(6)	—	(15)	—	(21)
Amortization of intangible assets	—	—	—	(16)	2	(14)
Net loss on disposal of operations	—	—	—	(8)	8	—
Total expenses	3	(104)	—	(654)	35	(720)
OPERATING INCOME (LOSS)	3	(101)	—	175	(2)	75
Investment income from Group undertakings	—	137	16	20	(173)	—
Loss on extinguishment of debt	—	(60)	—	—	—	(60)
Interest expense	(11)	(71)	(12)	(83)	147	(30)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(8)	(95)	4	112	(28)	(15)
Income taxes	—	4	(2)	(7)	(6)	(11)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(8)	(91)	2	105	(34)	(26)
Interest in earnings of associates, net of tax	—	—	—	(4)	3	(1)
Equity account for subsidiaries	(19)	71	(35)	—	(17)	—
NET (LOSS) INCOME	(27)	(20)	(33)	101	(48)	(27)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(27)	$(20)	$(33)	$101	$(48)	$(27)

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$45	$51	$31	$155	$(236)	$46
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$45	$51	$31	$154	$(236)	$45

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$749	$—	$749
Investment income	—	2	—	4	(2)	4
Other income	—	—	—	1	—	1
Total revenues	—	2	—	754	(2)	754
EXPENSES
Salaries and benefits	—	(28)	—	(474)	—	(502)
Other operating expenses	(1)	(9)	—	(139)	3	(146)
Depreciation expense	—	(4)	—	(17)	—	(21)
Amortization of intangible assets	—	—	—	(17)	3	(14)
Net gain on disposal of operations	—	—	—	4	(5)	(1)
Total expenses	(1)	(41)	—	(643)	1	(684)
OPERATING (LOSS) INCOME	(1)	(39)	—	111	(1)	70
Investment income from Group undertakings	6	1,743	966	104	(2,819)	—
Interest expense	(11)	(100)	(9)	(68)	156	(32)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(6)	1,604	957	147	(2,664)	38
Income taxes	(6)	14	(5)	(19)	6	(10)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(12)	1,618	952	128	(2,658)	28
Interest in earnings of associates, net of tax	—	—	—	(5)	3	(2)
Equity account for subsidiaries	38	(1,571)	(913)	—	2,446	—
INCOME FROM CONTINUING OPERATIONS	26	47	39	123	(209)	26
Discontinued operations, net of tax	—	—	—	—	—	—
NET INCOME	26	47	39	123	(209)	26
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$26	$47	$39	$123	$(209)	$26

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$53	$74	$8	$144	$(226)	$53
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$53	$74	$8	$144	$(226)	$53

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,722	$—	$2,722
Investment income	—	9	—	11	(9)	11
Other income	—	—	—	(149)	152	3
Total revenues	—	9	—	2,584	143	2,736
EXPENSES
Salaries and benefits	(1)	(93)	—	(1,544)	—	(1,638)
Other operating expenses	(2)	(166)	—	(368)	81	(455)
Depreciation expense	—	(18)	—	(50)	—	(68)
Amortization of intangible assets	—	—	—	(48)	6	(42)
Net loss on disposal of operations	—	—	—	(5)	5	—
Total expenses	(3)	(277)	—	(2,015)	92	(2,203)
OPERATING (LOSS) INCOME	(3)	(268)	—	569	235	533
Investment income from Group undertakings	—	415	45	68	(528)	—
Loss on extinguishment of debt	—	(60)	—	—	—	(60)
Interest expense	(32)	(219)	(29)	(256)	443	(93)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(35)	(132)	16	381	150	380
Income taxes	—	12	(4)	(94)	(2)	(88)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(35)	(120)	12	287	148	292
Interest in earnings of associates, net of tax	—	—	—	4	7	11
Equity account for subsidiaries	332	448	275	—	(1,055)	—
NET INCOME	297	328	287	291	(900)	303
Less: Net income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$297	$328	$287	$285	$(900)	$297

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$339	$369	$326	$298	$(987)	$345
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$339	$369	$326	$292	$(987)	$339

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$2,591	$—	$2,591
Investment income	—	8	—	14	(8)	14
Other income	—	—	—	97	(93)	4
Total revenues	—	8	—	2,702	(101)	2,609
EXPENSES
Salaries and benefits	(1)	(50)	—	(1,457)	—	(1,508)
Other operating expenses	(8)	(63)	1	(367)	6	(431)
Depreciation expense	—	(12)	—	(47)	—	(59)
Amortization of intangible assets	—	—	—	(53)	9	(44)
Net loss on disposal of operations	—	—	—	(19)	18	(1)
Total expenses	(9)	(125)	1	(1,943)	33	(2,043)
OPERATING (LOSS) INCOME	(9)	(117)	1	759	(68)	566
Investment income from Group undertakings	6	2,191	1,284	118	(3,599)	—
Interest expense	(32)	(284)	(26)	(210)	455	(97)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(35)	1,790	1,259	667	(3,212)	469
Income taxes	1	32	(10)	(136)	(1)	(114)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(34)	1,822	1,249	531	(3,213)	355
Interest in earnings of associates, net of tax	—	—	—	5	7	12
Equity account for subsidiaries	393	(1,421)	(877)	—	1,905	—
INCOME FROM CONTINUING OPERATIONS	359	401	372	536	(1,301)	367
Discontinued operations, net of tax	—	—	—	1	—	1
NET INCOME	359	401	372	537	(1,301)	368
Less: Net income attributable to noncontrolling interests	—	—	—	(9)	—	(9)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$359	$401	$372	$528	$(1,301)	$359

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$386	$428	$342	$574	$(1,335)	$395
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(9)	—	(9)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$386	$428	$342	$565	$(1,335)	$386

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$3	$—	$617	$—	$623
Accounts receivable, net	—	26	—	930	29	985
Fiduciary assets	—	—	—	10,123	(926)	9,197
Deferred tax assets	1	—	—	16	(3)	14
Other current assets	1	103	1	287	(197)	195
Total current assets	5	132	1	11,973	(1,097)	11,014
Investments in subsidiaries	(1,187)	3,066	3,398	3,824	(9,101)	—
Amounts owed by (to) Group undertakings	4,053	(3,761)	277	(569)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	69	—	404	(1)	472
Goodwill	—	—	—	1,233	1,613	2,846
Other intangible assets, net	—	—	—	523	(162)	361
Investments in associates	—	—	—	(53)	237	184
Deferred tax assets	—	—	—	29	(23)	6
Pension benefits asset	—	—	—	253	—	253
Other non-current assets	4	148	10	167	(142)	187
Total non-current assets	4	217	10	2,556	1,522	4,309
TOTAL ASSETS	$2,875	$(346)	$3,686	$17,784	$(8,676)	$15,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$10,123	$(926)	$9,197
Deferred revenue and accrued expenses	3	26	—	469	(9)	489
Income taxes payable	—	35	15	132	(149)	33
Short-term debt and current portion of long-term debt	—	—	15	2	—	17
Deferred tax liabilities	1	—	—	19	(2)	18
Other current liabilities	52	24	4	327	(26)	381
Total current liabilities	56	85	34	11,072	(1,112)	10,135
NON-CURRENT LIABILITIES
Long-term debt	795	734	785	1	—	2,315
Liabilities for pension benefits	—	—	—	229	—	229
Deferred tax liabilities	—	—	—	59	(23)	36
Provisions for liabilities	—	—	—	221	(13)	208
Other non-current liabilities	—	47	—	307	(1)	353
Total non-current liabilities	795	781	785	817	(37)	3,141
TOTAL LIABILITIES	$851	$866	$819	$11,889	$(1,149)	$13,276
EQUITY
Total Willis Group Holdings stockholders’ equity	2,024	(1,212)	2,867	5,872	(7,527)	2,024
Noncontrolling interests	—	—	—	23	—	23
Total equity	2,024	(1,212)	2,867	5,895	(7,527)	2,047
TOTAL LIABILITIES AND EQUITY	$2,875	$(346)	$3,686	$17,784	$(8,676)	$15,323

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of December 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$—	$—	$499	$—	$500
Accounts receivable, net	—	—	—	904	29	933
Fiduciary assets	—	—	—	10,071	(800)	9,271
Deferred tax assets	1	—	—	18	(6)	13
Other current assets	1	102	1	241	(164)	181
Total current assets	3	102	1	11,733	(941)	10,898
Investments in subsidiaries	(1,542)	3,025	2,548	3,824	(7,855)	—
Amounts owed by (to) Group undertakings	4,091	(3,581)	309	(819)	—	—
NON-CURRENT ASSETS
Fixed assets, net	—	74	—	395	(1)	468
Goodwill	—	—	—	1,226	1,601	2,827
Other intangible assets, net	—	—	—	484	(99)	385
Investments in associates	—	—	—	(53)	227	174
Deferred tax assets	—	—	—	42	(24)	18
Pension benefits asset	—	—	—	136	—	136
Other non-current assets	5	172	3	157	(131)	206
Total non-current assets	5	246	3	2,387	1,573	4,214
TOTAL ASSETS	$2,557	$(208)	$2,861	$17,125	$(7,223)	$15,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$10,071	$(800)	$9,271
Deferred revenue and accrued expenses	2	—	—	543	(4)	541
Income taxes payable	—	14	11	120	(126)	19
Short-term debt and current portion of long-term debt	—	—	15	—	—	15
Deferred tax liabilities	1	—	—	25	(5)	21
Other current liabilities	60	73	—	216	(22)	327
Total current liabilities	63	87	26	10,975	(957)	10,194
NON-CURRENT LIABILITIES
Long-term debt	795	1,268	274	1	—	2,338
Liabilities for pension benefits	—	—	—	282	—	282
Deferred tax liabilities	—	—	—	42	(24)	18
Provisions for liabilities	—	—	—	188	(8)	180
Other non-current liabilities	—	12	—	363	—	375
Total non-current liabilities	795	1,280	274	876	(32)	3,193
TOTAL LIABILITIES	$858	$1,367	$300	$11,851	$(989)	$13,387
EQUITY
Total Willis Group Holdings stockholders’ equity	1,699	(1,575)	2,561	5,248	(6,234)	1,699
Noncontrolling interests	—	—	—	26	—	26
Total equity	1,699	(1,575)	2,561	5,274	(6,234)	1,725
TOTAL LIABILITIES AND EQUITY	$2,557	$(208)	$2,861	$17,125	$(7,223)	$15,112

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(43)	$(120)	$21	$508	$—	$366
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	2	—	7	—	9
Additions to fixed assets	—	(15)	—	(63)	—	(78)
Additions to intangible assets	—	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(30)	—	(30)
Payments to acquire other investments	—	—	—	(5)	—	(5)
Net cash used in investing activities	—	(13)	—	(92)	—	(105)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	2	—	2
Senior notes issued	—	—	522	—	—	522
Debt issuance costs	—	—	(8)	—	—	(8)
Repayments of debt	—	(521)	(11)	—	—	(532)
Tender premium on extinguishment of debt	—	(65)	—	—	—	(65)
Proceeds from issue of shares	105	—	—	—	—	105
Excess tax benefits from share-based payment arrangements	1	—	—	—	—	1
Dividends paid	(144)	—	—	—	—	(144)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(9)	—	(9)
Amounts owed by (to) Group undertakings	83	722	(524)	(281)	—	—
Net cash provided by (used in) financing activities	45	136	(21)	(292)	—	(132)
INCREASE IN CASH AND CASH EQUIVALENTS	2	3	—	124	—	129
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6)	—	(6)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$3	$—	$617	$—	$623

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(43)	$1,894	$1,259	$146	$(2,946)	$310
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	8	—	8
Additions to fixed assets	—	(19)	—	(78)	—	(97)
Additions to intangible assets	—	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(4)	—	(4)
Payments to acquire other investments	—	—	—	(5)	—	(5)
Net cash used in investing activities	—	(19)	—	(80)	—	(99)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	20	—	—	20
Repayments of debt	—	—	(7)	(4)	—	(11)
Repurchase of shares	(100)	—	—	—	—	(100)
Proceeds from issue of shares	41	—	—	—	—	41
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(139)	(1,220)	(1,069)	(657)	2,946	(139)
Proceeds from sale of noncontrolling interests	—	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	—	(29)	—	(29)
Dividends paid to noncontrolling interests	—	—	—	(11)	—	(11)
Amounts owed by (to) Group undertakings	242	(818)	(203)	779	—	—
Net cash provided by (used in) financing activities	44	(2,038)	(1,259)	83	2,946	(224)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(163)	—	149	—	(13)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	163	—	273	—	436
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$—	$—	$423	$—	$424

Willis Group Holdings plc

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion includes references to non-GAAP financial measures as defined in Regulation G of the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, specifically, organic growth in commissions and fees, adjusted operating margin, adjusted operating income, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic growth in commissions and fees excludes the impact of acquisitions and disposals, period over period movements in foreign currency movements, and investment and other income from growth in revenues. Adjusted operating income, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations are calculated by excluding the impact of certain specified items from operating income, net income from continuing operations, and earnings per diluted share from continuing operations, respectively, the most directly comparable GAAP measures. Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, these condensed consolidated financial statements for the three and nine months ended September 30, 2013.
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

In the first quarter 2013 the reinsurance market was flat, however during the second and third quarters we have seen changing market sentiment driven by changes in the sources of capital and increases in capital supply. The influx of third party capital, coupled with changes to reinsurance buying patterns and regulatory complexity is leading to growing complexity in the reinsurance market.

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
Financial Performance
Consolidated Financial Performance
Results from operations: third quarter 2013
Total revenues of $795 million for third quarter 2013 were $41 million, or 5.4 percent, higher than in third quarter 2012. Total commissions and fees for third quarter 2013 were $791 million, up $42 million or 5.6 percent, from $749 million in the prior year quarter. Organic commissions and fees growth was 5.7 percent and there was a positive 0.5 percent impact from acquisitions and disposals; which was partially offset by a negative 0.6 percent impact from foreign currency movements.
Organic growth in commissions and fees was driven by positive growth in each of our operating segments, with 6.4 percent growth in Global, 3.9 percent growth in North America and 7.8 percent in International compared with third quarter 2012.
Total expenses in third quarter 2013 of $720 million were $36 million, or 5.3 percent, higher than in third quarter 2012. Foreign currency movements favorably impacted total expenses by $4 million.
Excluding the impact of foreign currency movements, total expenses were $40 million, or 5.8 percent, higher than in third quarter 2012. The largest driver of this increase was higher cost of salaries and benefits driven by increased headcount relative to the prior year, annual salary reviews, the change in remuneration policy and higher incentives charge as a result of growth in commissions and fees. The increase also includes higher travel, accommodation and client entertaining costs to support business development, and higher professional fees.

Willis Group Holdings plc

Third quarter 2012 included an $11 million charge related to a settlement with a former joint venture partner in India and a $1 million loss on disposal from dissolving that joint venture.

In third quarter 2013 the Company incurred total losses and fees on extinguishment of debt of $61 million from the refinancing that was completed on August 22, 2013. This was made up of a tender premium of $65 million, the write-off of unamortized debt issuance costs of $2 million, $1 million of fees related to the extinguishment of debt and a credit from the write-down of the fair value adjustment on 5.625% senior notes due 2015 of $7 million

Despite reporting a pre-tax net loss of $15 million for the quarter ended September 30, 2013 the tax charge for third quarter 2013 was $11 million, $1 million higher than in third quarter 2012. The tax rate for the quarter reflected charges related to the early extinguishment of debt that was issued by Willis North America. As previously disclosed, the Company has tax losses in the US and has maintained a valuation allowance against net US deferred tax assets. Consequently, no tax benefit was recognized for the debt extinguishment charges recorded during the quarter, resulting in the negative tax rate. When looking at the quarter’s results excluding the debt extinguishment charges, the tax rate was approximately 24 percent.
Net loss from continuing operations attributable to Willis shareholders was $27 million or $0.15 per diluted share in third quarter 2013 compared with net income of $26 million or $0.15 per diluted share in third quarter 2012. The $53 million decrease was primarily due to the losses on extinguishment of debt and the increase in total expenses, partially offset by the increase in total revenues.
Interest in earnings of associates, net of tax was a loss of $1 million in third quarter 2013, compared to $2 million in third quarter 2012.

Foreign currency movements had no impact on earnings per diluted share in third quarter 2013 compared with third quarter 2012.
Results from operations: nine months ended September 30, 2013
Total revenues of $2,736 million for first nine months 2013 were $127 million, or 4.9 percent, higher than in first nine months 2012. Total commissions and fees for first nine months 2013 were $2,722 million, up $131 million or 5.1 percent, from $2,591 million in first nine months 2012. Reported commission and fees growth of 5.1 percent includes organic growth of 5.3 percent and 0.3 percent growth from acquisitions and disposals which were partially offset by a negative impact from foreign currency movements of 0.5 percent.
Organic growth in commissions and fees was driven by 6.7 percent growth in our Global segment, 4.5 percent growth in our North America segment and 4.5 percent growth in our International segment compared to first nine months 2012.
Total expenses in first nine months 2013 of $2,203 million were $160 million, or 7.8 percent, higher than in first nine months 2012. Foreign currency movements favorably impacted expenses by $4 million.
Excluding the impact of foreign currency movements, total expenses were $2,207 million, $164 million or 8.0 percent higher than first nine months 2012. The largest driver of this increase was higher cost of salaries and benefits as a result of increased headcount relative to the prior year, annual salary reviews, the change in remuneration policy, and higher incentives charge as a result of growth in commissions and fees. This increase also includes $46 million relating to the Expense Reduction Initiative (see 'Expense Reduction Initiative' section below), $7 million of one-time VAT-related charges, a $6 million write-off of a receivable related to a non-E&O settlement, higher travel, accommodation and client entertaining costs to support business development, and higher professional fees partially offset by compensation and insurance premium accrual reversals relating to prior periods amounting to $14 million.

First nine months 2012 expenses included $13 million write-off of an uncollectible accounts receivable balance together with associated legal fees, a $5 million benefit related to a previously disclosed insurance recovery, an $11 million charge related to a settlement with a former joint venture partner in India, and the related $1 million loss on dissolving that joint venture.

In third quarter 2013 the Company incurred total losses on extinguishment of debt of $61 million from the refinancing that was completed on August 22, 2013. This was made up of a tender premium of $65 million, the write-off of unamortized debt issuance costs of $2 million, $1 million of fees related to the extinguishment of debt and a credit from the write down of the fair value adjustment on 5.625% senior notes due 2015 of $7 million.

Business discussion

The reported tax rate in the first nine months 2013 was 23 percent, compared with 24 percent for the same period of 2012. Excluding the debt extinguishment charges, the tax rate was approximately 19 percent. The reason the year to date tax rate, excluding the debt extinguishment charges, is lower in 2013 compared to 2012, is primarily due to the impact of a valuation allowance maintained against net US deferred tax assets, which resulted in a lower tax charge on US profits in the current period compared with prior interim periods.

Net income from continuing operations attributable to Willis shareholders was $297 million or $1.67 per diluted share in first nine months 2013 compared to $358 million or $2.03 per diluted share in first nine months 2012. The $61 million decrease reflects the losses on extinguishment of debt and the increase in total expenses partially offset by the increase in total revenues and a lower tax charge.
Foreign currency movements decreased earnings by $0.04 per diluted share in first nine months 2013 compared with first nine months 2012.
Adjusted Operating Income, Adjusted Net Income from Continuing Operations and Adjusted Earnings per Diluted Share from Continuing Operations
Our non-GAAP measures of adjusted operating income, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations are calculated by excluding the impact of certain items (as detailed below) from operating income, net (loss) income from continuing operations, and earnings per diluted share from continuing operations, respectively, the most directly comparable GAAP measures.
The following items are excluded from operating income and net loss or income from continuing operations as applicable:

(i)	write-off of uncollectible accounts receivable balance and associated legal fees arising in Chicago due to fraudulent overstatement of commissions and fees;

(ii)	insurance recoveries;

(iii)	loss and fees related to the extinguishment of debt;

(iv)	costs associated with the Expense Reduction Initiative;

(v)	significant legal and regulatory settlements which are managed centrally; and

(vi)	gains and losses on the disposal of operations.

We believe that excluding these items, as applicable, from operating income, net loss or income from continuing operations and earnings per diluted share from continuing operations provides a more complete and consistent comparative analysis of our results of operations. We use these and other measures to establish Group performance targets and evaluate the performance of our operations.
As set out in the tables below, adjusted operating margin at 9.6 percent in third quarter 2013 was down 130 basis points compared with third quarter 2012, while third quarter 2013 adjusted net income from continuing operations was $34 million, $4 million lower than in third quarter 2012. Adjusted earnings per diluted share from continuing operations were $0.19 in third quarter 2013, compared with $0.22 in third quarter 2012.
Adjusted operating margin of 21.2 percent in first nine months 2013 was down 130 basis points compared with first nine months 2012, while first nine months 2013 adjusted net income from continuing operations was $396 million, $21 million higher than in first nine months 2012. Adjusted earnings per diluted share from continuing operations were $2.22 in first nine months 2013, compared with $2.13 in first nine months 2012.
A reconciliation of reported operating income, the most directly comparable GAAP measure, to adjusted operating income for the three and nine months ended September 30, is as follows (in millions, except percentages):

Willis Group Holdings plc

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Operating income, GAAP basis	$75	$70	$533	$566
Excluding:
India JV settlement (a)	—	11	—	11
Loss on disposal of operations (a)	—	1	—	1
Write-off of uncollectible accounts receivable balance and legal costs (b)	—	—	—	13
Insurance recovery (c)	—	—	—	(5)
Expense Reduction Initiative (d)	—	—	46	—
Fees related to the extinguishment of debt (e)	1	—	1	—
Adjusted operating income	$76	$82	$580	$586

Operating margin, GAAP basis, or operating income as a percentage of total revenues	9.4%	9.3%	19.5%	21.7%
Adjusted operating margin, or adjusted operating income as a percentage of total revenues	9.6%	10.9%	21.2%	22.5%
 _________________________________

(a)	$11 million settlement with former partners related to the termination of a joint venture arrangement in India. In addition, a $1 million loss on disposal of operations was recorded related to the termination.

(b)	Write-off of uncollectible accounts receivable balance and associated legal costs relating to periods prior to January 1, 2012.

(c)	Related to previously disclosed fraudulent activity in Chicago.

(d)	Charge related to the assessment of the Company's organizational design. See 'Expense Reduction Initiative' section below.

(e)	Fees related to the extinguishment of debt completed on August 22, 2013. See 'Liquidity and Capital Resources' section below.

Business discussion

A reconciliation of reported net loss or income from continuing operations and reported earnings per diluted share from continuing operations, the most directly comparable GAAP measures, to adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations, is as follows (in millions, except per share data):

				Per diluted share
	Three months ended September 30,			Three months ended September 30,
	2013	2012	% Change	2013	2012	% Change
Net (loss) income from continuing operations attributable to Willis Group Holdings plc, GAAP basis	$(27)	$26	NM	$(0.15)	$0.15	NM
Excluding:
India JV settlement, net of tax ($nil, $nil) (a)	—	11		—	0.06
Loss on disposal of operations, net of tax ($nil, $nil) (a)	—	1		—	0.01
Fees related to the extinguishment of debt, net of tax ($nil, $nil) (e)	1	—		0.01	—
Loss on extinguishment of debt, net of tax ($nil, $nil) (e)	60	—		0.33	—
Adjusted net income from continuing operations	$34	$38	(10.5)%	$0.19	$0.22	(13.6)%

Average diluted shares outstanding, GAAP basis (f)	177	175

				Per diluted share
	Nine months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
Net income from continuing operations attributable to Willis Group Holdings plc, GAAP basis	$297	$358	(17.0)%	$1.67	$2.03	(17.7)%
Excluding:
India JV settlement, net of tax ($nil, $nil) (a)	—	11		—	0.06
Loss on disposal of operations, net of tax ($nil, $nil) (a)	—	1		—	0.01
Write-off of uncollectible accounts receivable balance and legal costs, net of tax ($nil, $5) (b)	—	8		—	0.05
Insurance recovery, net of tax ($nil, $2) (c)	—	(3)		—	(0.02)
Expense Reduction Initiative, net of tax ($8, $nil) (d)	38	—		0.21	—
Fees related to the extinguishment of debt, net of tax ($nil, $nil) (e)	1	—		0.01	—
Loss on extinguishment of debt, net of tax ($nil, $nil) (e)	60	—		0.33	—
Adjusted net income from continuing operations	$396	$375	5.6%	$2.22	$2.13	4.2%

Average diluted shares outstanding, GAAP basis	178	176
 _____________________________________

(a)	$11 million settlement with former partners related to the termination of a joint venture arrangement in India. In addition, a $1 million loss on disposal of operations was recorded related to the termination.

(b)	Write-off of uncollectible accounts receivable balance and associated legal costs relating to periods prior to January 1, 2012.

(c)	Related to previously disclosed fraudulent activity in Chicago.

(d)	Charge related to the assessment of the Company's organizational design. See 'Expense Reduction Initiative' section below.

(e)	Loss and fees related to the extinguishment of debt completed on August 22, 2013. See 'Liquidity and Capital Resources' section below.

(f)
Potentially issuable shares were not included in the calculation of diluted earnings per share, GAAP basis, for third quarter 2013 because the Company's net loss from continuing operations rendered their impact anti-dilutive. The dilutive impact of three million potentially issuable shares had $nil impact on reconciling to adjusted earnings per share from continuing operations.

Willis Group Holdings plc

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
Willis Group anticipates that the actions taken will result in total cost savings of approximately $20 million exclusive of the costs incurred in 2013. It is also anticipated that we will achieve prospective annualized cost savings of approximately $25 to $30 million.

Pension Expense
We recorded net pension income on our UK defined benefit pension plan of $1 million in both third quarter 2013 and 2012. On our US defined benefit pension plan we recorded a net pension charge of $nil in third quarter 2013 compared with $1 million in third quarter 2012. On our International and US non-qualified defined benefit pension plans, we recorded net pension income of $nil in both third quarter 2013 and 2012.
We recorded net pension income on our UK defined benefit pension plan of $4 million in first nine months 2013 and $3 million first nine months 2012. On our US defined benefit pension plan we recorded a net pension income of $2 million in first nine months 2013 compared with a charge of $2 million in first nine months 2012. On our International and US non-qualified defined benefit pension plans, we recorded a net pension charge of $3 million in first nine months 2013 and $2 million in first nine months 2012.
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
Acquisitions and Disposals
In first quarter 2013, the Company acquired 100 percent of CBC Broker Srl, an Italian broker, at a cost of $1 million.
In second quarter 2013, the Company acquired 100 percent PPH Limited and its subsidiary Prime Professions Limited (together referred to as Prime Professions), a leading UK based professional indemnity insurance broker, at a cost of $29 million.
In third quarter 2013, the Company agreed to sell the trade and assets associated with CBT, our book of small commercial clients in the UK, to Chesham Insurance Brokers. The transaction was completed in early October.
Business Strategy

Our aim is to be the risk advisor, insurance and reinsurance broker of choice globally.

Our business model is aligned to the needs of each client segment:

•	Insurer — platform-neutral capital management and advisory services;

Business discussion

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

Our business goal is set to grow revenues with positive operating leverage to improve cash flow and deliver strong shareholder returns.

Willis Group Holdings plc

REVIEW OF CONSOLIDATED RESULTS
The following table is a summary of our revenues, operating income, operating margin, net (loss) income and diluted earnings per share (in millions, except per share data and percentages):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
REVENUES
Commissions and fees	$791	$749	$2,722	$2,591
Investment income	4	4	11	14
Other income	—	1	3	4
Total revenues	795	754	2,736	2,609
EXPENSES
Salaries and benefits	(541)	(502)	(1,638)	(1,508)
Other operating expenses	(144)	(146)	(455)	(431)
Depreciation expense	(21)	(21)	(68)	(59)
Amortization of intangible assets	(14)	(14)	(42)	(44)
Net loss on disposal of operations	—	(1)	—	(1)
Total expenses	(720)	(684)	(2,203)	(2,043)
OPERATING INCOME	75	70	533	566
Loss on extinguishment of debt	(60)	—	(60)	—
Interest expense	(30)	(32)	(93)	(97)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(15)	38	380	469
Income taxes	(11)	(10)	(88)	(114)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(26)	28	292	355
Interest in earnings of associates, net of tax	(1)	(2)	11	12
(LOSS) INCOME FROM CONTINUING OPERATIONS	(27)	26	303	367
Discontinued operations, net of tax	—	—	—	1
NET (LOSS) INCOME	(27)	26	303	368
Less: net income attributable to noncontrolling interests	—	—	(6)	(9)
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(27)	$26	$297	$359

Salaries and benefits as a percentage of total revenues	68.1%	66.6%	59.9%	57.8%

Other operating expenses as a percentage of total revenues	18.1%	19.4%	16.6%	16.5%

Operating margin (operating income as a percentage of total revenues)	9.4%	9.3%	19.5%	21.7%

Diluted earnings per share from continuing operations	$(0.15)	$0.15	$1.67	$2.03

Average diluted number of shares outstanding	177	175	178	176

Business discussion

Revenues
Total revenues for the Group and by segment for the three and nine months ended September 30, 2013 and 2012 are shown below (millions, except percentages):

				Attributable to:
Three months ended September 30,	2013	2012	% Change	Foreign currency translation	Acquisitions and disposals	Organic commissions and fees growth (a)

Global	$250	$235	6.4%	(0.8)%	0.8%	6.4%
North America	328	315	4.1%	(0.4)%	0.6%	3.9%
International	213	199	7.0%	(0.8)%	—%	7.8%
Commissions and fees	$791	$749	5.6%	(0.6)%	0.5%	5.7%
Investment income	4	4	—%
Other income	—	1	N/A
Total revenues	$795	$754	5.4%

				Attributable to:
Nine months ended September 30,	2013	2012	% Change	Foreign currency translation	Acquisitions and disposals	Organic commissions and fees growth (a)

Global	$938	$887	5.7%	(1.2)%	0.2%	6.7%
North America	1,024	975	5.0%	(0.1)%	0.6%	4.5%
International	760	729	4.3%	(0.4)%	0.2%	4.5%
Commissions and fees	2,722	2,591	5.1%	(0.5)%	0.3%	5.3%
Investment income	11	14	(21.4)%
Other income	3	4	(25.0)%
Total revenues	$2,736	$2,609	4.9%
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
Third quarter 2013
Revenues of $795 million for third quarter 2013 were $41 million, or 5.4 percent, higher than in same period of 2012.
Total commissions and fees for third quarter 2013 were $791 million, up $42 million or 5.6 percent, from $749 million in the prior year quarter. This reflects organic commissions and fees growth of 5.7 percent and a positive 0.5 percent impact from acquisitions and disposals primarily due to Avalon Actuarial Inc. acquired in 2012 and Prime Professions acquired in second quarter 2013. This was partially offset by a negative 0.6 percent impact from foreign currency movements.

The Global segment reported 6.4 percent growth in reported commissions and fees. Organic growth in commissions and fees was also 6.4 percent. The positive 0.8 percent impact from acquisitions and disposals was offset by the negative 0.8 percent impact from foreign currency movements. There was positive growth across all divisions, the most notable being Willis Re. The segment's growth was driven by strong new business levels and higher client retention levels compared with the same period of 2012.

The North America segment reported 4.1 percent growth in reported commissions and fees. This reflects organic commissions and fees growth of 3.9 percent and a positive 0.6 percent impact from acquisitions and disposals, partially offset by a negative 0.4 percent impact from foreign currency movements. Growth was achieved across most geographic regions led by strong new business growth and higher client retention levels compared with the same period of 2012. We reported positive growth in our largest North America practices, namely Human Capital and Construction.

Willis Group Holdings plc

The International segment reported 7.0 percent growth in reported commissions and fees. Organic growth of 7.8 percent was partially offset by a 0.8 percent negative impact from foreign currency movements. The segment achieved high double-digit growth in Asia, mid-teen growth in Latin America, and low double digit growth in Australasia and Eastern Europe. Our Western Europe region reported flat results compared to the prior year period whilst our UK operations reported a mid-single digit decline.
Investment income was $4 million in both third quarter 2013 and third quarter 2012.

Nine months ended September 30, 2013
Revenues of $2,736 million for first nine months 2013 were $127 million, or 4.9 percent, higher than in same period of 2012.
Total commissions and fees for first nine months 2013 were $2,722 million, up $131 million or 5.1 percent, from $2,591 million in the same period of 2012. This reflects organic commissions and fees growth of 5.3 percent and a positive 0.3 percent impact from acquisitions and disposals, however there was a negative 0.5 percent impact from foreign currency movements.

The Global segment reported 5.7 percent growth in reported commissions and fees. This was comprised of organic commissions and fees growth of 6.7 percent and a positive 0.2 percent impact from acquisitions and disposals, partially offset by a negative 1.2 percent impact from foreign currency movements. The segment's growth was led by Willis Re and was driven by strong new business levels and higher client retention levels compared with the same period of 2012.

The North America segment reported 5.0 percent growth in reported commissions and fees. Organic commissions and fees growth was 4.5 percent and there was a positive 0.6 percent impact from acquisitions and disposals. Foreign currency movements had a negative 0.1 percent impact. The segment's growth was driven by strong new business growth across all the regions and higher client retention levels compared with the same period of 2012.
The International segment reported 4.3 percent growth in reported commissions and fees. Organic growth of 4.5 percent and the positive impact from acquisitions and disposals of 0.2 percent were partially offset by the negative 0.4 percent impact from foreign currency movements. Organic growth was led by high-teen growth in Asia and Latin America. Eastern Europe reported high single digit growth however Western Europe and UK reported a low single digit decline.
Investment income was $11 million for first nine months 2013, $3 million lower than in same period of 2012, primarily due to declining net yields on cash and cash equivalents.

Salaries and Benefits
Third quarter 2013
Salaries and benefits increased by $39 million, or 7.8 percent, in third quarter 2013, compared with third quarter 2012. Excluding the $3 million impact of favorable foreign currency movements, salaries and benefits increased by $42 million, or 8.4 percent, in third quarter 2013 compared with third quarter 2012.
The increase in salaries and benefits was due to the impact of new hires, annual pay reviews and the increase in our incentives charge as a result of a change in our remuneration policy.
Nine months ended September 30, 2013
Salaries and benefits increased by $130 million, or 8.6 percent, in first nine months 2013 compared with same period of 2012. Excluding the $8 million impact of favorable foreign currency movements, salaries and benefits increased by $138 million, or 9.2 percent, in first nine months 2013 compared with first nine months 2012.
The year-on-year growth in salaries and benefits is due to increased headcount relative to prior year, annual salary reviews and higher incentives charge due to the change in our remuneration policy. It also includes $29 million relating to the Expense Reduction Initiative in first quarter 2013 (see 'Expense Reduction Initiative' section above for further details). This increase was partially offset by compensation accrual reversals relating to prior periods amounting to $10 million.

Business discussion

Other Expenses
Third quarter 2013
Other operating expenses decreased by $2 million, or 1.4 percent, in third quarter 2013 compared with third quarter 2012. Excluding the $1 million impact of favorable foreign currency movements, Other operating expenses decreased by $1 million, or 0.7 percent, compared with third quarter 2012.
Depreciation expense was $21 million in both third quarter 2013 and third quarter 2012.
Amortization of intangible assets was $14 million in both third quarter 2013 and third quarter 2012.

Nine months ended September 30, 2013
Other operating expenses increased by $24 million, or 5.6 percent, in first nine months 2013 compared with the same period of 2012. Excluding the impact of $4 million unfavorable foreign currency movements, Other operating expenses increased by $20 million, or 4.6 percent, compared with first nine months 2012.
Other operating expenses in first nine months 2013 includes $12 million relating to the Expense Reduction Initiative (see 'Expense Reduction Initiative' section above), $7 million of one-time VAT-related charges, a $6 million write-off of a receivable related to a non-E&O settlement and $1 million of fees related to the extinguishment of debt. This increase was partially offset by insurance premium accrual reversals relating to prior periods amounting to $4 million.
First nine months 2012 included a $13 million write-off of uncollectible accounts receivable and associated legal costs, an $11 million charge related to a settlement with former partners on the termination of a joint venture arrangement in India, and a $5 million benefit related to a previously disclosed insurance recovery.
Depreciation expense was $68 million in first nine months 2013 compared with $59 million in the same period of 2012. First nine months 2013 included $5 million in relation to the Expense Reduction Initiative (see section above for further details).
Amortization of intangible assets was $42 million in first nine months 2013 compared with $44 million for the same period of 2012.
Interest Expense
Interest expense in third quarter 2013 was $30 million compared with $32 million for the same period of 2012. Interest expense in first nine months 2013 was $93 million compared with $97 million for the same period of 2012.
Income Taxes
Despite reporting a pre-tax net loss of $15 million for the quarter ended September 30, 2013, the Company recorded $11 million of tax expense in the period. The tax rate for the quarter reflected charges related to the early extinguishment of debt that was issued by Willis North America. As previously disclosed, the Company has tax loses in the US and has maintained a valuation allowance against net US deferred tax assets. Therefore, no tax benefit was recognized for the debt extinguishment charges recorded during the quarter, resulting in the negative tax rate. When looking at the quarter’s results excluding the debt extinguishment charges, the tax rate was approximately 24 percent. The reported tax rate for the three months ended September 30, 2012 was 26 percent.
The reported tax rate in the first nine months 2013 was 23 percent, compared with 24 percent for the same period of 2012. Excluding the debt extinguishment charges, the tax rate was approximately 19 percent. The reason the year to date tax rate, excluding the debt extinguishment charges, is lower in 2013 compared to 2012, is primarily due to the impact of a valuation allowance maintained against net US deferred tax assets, which resulted in a lower tax charge on US profits in the current period compared with prior interim periods.

Willis Group Holdings plc

Interest in Earnings of Associates
Interest in earnings of associates, net of tax, was a $1 million loss in third quarter 2013, compared with a $2 million loss for the same period of 2012. Interest in earnings of associates, net of tax, in first nine months 2013 was an $11 million profit, compared with a $12 million profit for the same period of 2012.
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

LIQUIDITY AND CAPITAL RESOURCES

We believe that our balance sheet and strong cash flow provide us with the platform and flexibility to remain committed to our previously stated goals of:

•	investing in the business for growth;

•	tuck-in acquisitions;

•	returning a steadily rising dividend to shareholders; and

•	maintain investment grade rating and repurchase of shares.

Our principal sources of liquidity are cash from operations, available cash and cash equivalents and amounts available under our three revolving credit facilities, excluding the UK facility which is solely for use by our main regulated UK entity in certain exceptional circumstances.

Our principal short-term uses of liquidity and capital resources are operating expenses, capital expenditures, shareholder returns and funding defined benefit pension plans.

Our long-term liquidity requirements consist of the principal amount of outstanding notes; borrowings under our 7-year term loan and revolving credit facility; and our pension contributions as discussed below.

As at September 30, 2013 cash and cash equivalents were $623 million, an increase of $123 million compared to December 31, 2012. Included within cash and cash equivalents is $509 million available for corporate purposes and $114 million held within our regulated UK entities for regulatory capital adequacy requirements.

Cash flows from operating activities increased to $366 million in the first nine months 2013 from $310 million in the year ago period. In addition, funds were provided in the first nine months 2013 of $9 million from the disposal of fixed and intangible assets (first nine months 2012: $8 million), $2 million drawdown on the revolving credit facility (first nine months 2012: $20 million) and $105 million proceeds from the issue of shares (first nine months 2012: $41 million).

The primary uses of funds during the first nine months 2013 include $328 million of payments made for cash incentive awards relating to 2012, $144 million related to payments of dividends, $125 million cash contributions, including employees' salary sacrifice contributions, to our defined benefit scheme, capital expenditures of $78 million related to leasehold improvements, information technology and transformation projects, $30 million for the acquisition of Prime Professions and CBC Broker Srl, and a $4 million cash payment to acquire the remaining noncontrolling interest in our Colombia reinsurance operation.

Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for the next twelve months.

The Company is authorized to buy back its ordinary shares by way of redemption, and will consider whether to do so from time to time based on many factors including market conditions.

The impact of movements in liquidity, debt and EBITDA in the quarter had a negative impact on the interest coverage ratio and a positive impact on the leverage ratio. Both ratios remain well within the requirements of the revolving credit facility covenants.

Business discussion

Total debt, total equity and the capitalization ratio at September 30, 2013 and December 31, 2012 were as follows (millions, except percentages):

	September 30, 2013	December 31, 2012
Long-term debt	$2,315	$2,338
Short-term debt and current portion of long-term debt	17	15
Total debt	$2,332	$2,353
Stockholder’s equity	$2,024	$1,699

Capitalization ratio	53.5%	58.1%

On August 15, 2013 the Company issued $250 million of 4.625% senior notes due 2023 and $275 million of 6.125% senior notes due 2043. The effective interest rates of these senior notes are 4.696% and 6.154%, respectively, which include the impact of the discount upon issuance.

On July 25, 2013 the Company commenced an offer to purchase for cash any and all of its 5.625% senior notes due 2015 and a portion of its 6.200% senior notes due 2017 and its 7.000% senior notes due 2019 for an aggregate purchase price of up to $525 million. On August 22, 2013 the proceeds from the issue of the senior notes due 2023 and 2043 were used to fund the purchase of $202 million of 5.625% senior notes due 2015, $206 million of 6.200% senior notes due 2017 and $113 million of 7.000% senior notes due 2019.

The Company incurred total losses on extinguishment of debt of $61 million during the three months ended September 30, 2013. This was made up of a tender premium of $65 million, the write-off of unamortized debt issuance costs of $2 million, $1 million of fees related to the extinguishment of debt and a credit for the reduction of the fair value adjustment on 5.625% senior notes due 2015 of $7 million.
In the first nine months 2013, we made $11 million of mandatory repayments against the term loan, thereby reducing the total outstanding balance as of September 30, 2013 to $278 million. In addition to these payments, we made $115 million of interest payments to service our senior notes, term loan and revolving credit facilities.
The scheduled debt repayments falling due over the next 12 months on our $300 million 7-year term loan total $15 million.
At September 30, 2013, we had $2 million outstanding under our revolving credit facilities. During the first nine months 2013, we made drawings totaling $57 million and repayments of $55 million.
On July 23, 2013 we entered into an amendment to our existing credit facilities to extend both the amount of financing and the maturity date of the facilities. As a result of this amendment, our revolving credit facility was increased from $500 million to $800 million. The maturity date on the $300 million term loan was extended to July 23, 2018, from December 16, 2016. There has been no increase to the remaining $278 million outstanding on that loan.

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

Willis Group Holdings plc

Pension contributions
UK Plan
For the nine months ended September 30, 2013, the Company made cash contributions of $68 million (nine months ended September 30, 2012: $60 million) into the UK defined benefit pension plan, and $9 million (nine months ended September 30, 2012: $9 million) in respect of employees’ salary sacrifice contributions.
Contributions to the UK defined benefit pension plan in 2013 are expected to total $88 million (full year 2012: $80 million), of which approximately $22 million relates to on-going contributions calculated as 15.9 percent of active plan members’ pensionable salaries, approximately $56 million relates to contributions towards funding the deficit and $10 million exceptional return payment related to 10 percent of the $100 million share buyback program completed during 2012, as required under the current agreed schedule of contributions.
In addition, further contributions will be payable based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks and special dividends). Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($505 million) over the six years ended December 31, 2017.
The schedule of contributions is automatically renegotiated after three years and at any earlier time jointly agreed by the Company and the Trustee.
US Plan
We made cash contributions to our US defined benefit plan of $40 million in the nine months ended September 30, 2013, compared with $40 million in the nine months ended September 30, 2012.
For the US plan, expected contributions are the contributions we are required to make under US pension legislation based on our December 31, 2012 balance sheet position. We do not expect to make any more contribution in 2013.
International and US Non-Qualified Plans
We made cash contributions to our international and US non-qualified defined benefit pension plans of $8 million in the nine months ended September 30, 2013, and $6 million in the nine months ended September 30, 2012.
In full year 2013, we expect to contribute approximately $11 million to our international and US non-qualified plans.

Summary consolidated cash flow information (millions):

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities
Total net cash provided by operating activities	$366	$310
Cash flows from investing activities
Total net cash used in investing activities	(105)	(99)
Cash flows from financing activities
Total net cash used in financing activities	(132)	(224)
Increase (decrease) in cash and cash equivalents	129	(13)
Effect of exchange rate changes on cash and cash equivalents	(6)	1
Cash and cash equivalents, beginning of period	500	436
Cash and cash equivalents, end of period	$623	$424
This summary consolidated cash flow should be viewed in addition to, not in lieu of, the Company’s condensed consolidated financial statements.

Business discussion

Consolidated Cash Flow for first nine months 2013 compared with first nine months 2012
Operating Activities

Net cash provided by operating activities in first nine months 2013 increased by $56 million to $366 million compared with the year ago period.

The main positive contributors to net cash provided by operating activities in the period included net income of $303 million, working capital movements in other liabilities of $294 million primarily relating to accruals made for incentives to be paid in 2014 and a net $236 million for adjustments to reconcile net income to total net cash provided by operating activities. These adjustments includes depreciation, amortization of intangible assets, share-based compensation, gain on derivative instruments, provision for deferred income taxes and the tender premium on early redemption of our debt, which is presented as a financing cash item.
The main negative contributors to net cash provided by operating activities in the period included $328 million of incentive payments and $125 million cash contributions, including employees' salary sacrifice contributions, to our defined benefit scheme.
Investing Activities

Net cash used in investing activities in first nine months 2013 was $105 million including, capital expenditure of $78 million, cash used to purchase subsidiaries and other investments of $35 million partly offset by $9 million cash received from the sale of fixed and intangible assets.

Net cash used in investing activities in first nine months 2012 was $99 million. This was primarily due to capital expenditure of $97 million and cash used to purchase subsidiaries and other investments of $9 million. This was partially offset by $8 million cash received from the sale of fixed and intangible assets.
Financing Activities

Net cash used in financing activities in first nine months 2013 was $132 million primarily due to total dividends paid, including dividends paid to noncontrolling interests, of $153 million, a net $72 million outflow in relation to the refinancing in the third quarter 2013, discussed below, and $11 million of mandatory repayments against the term loan offset by cash receipts of $105 million from the issue of shares.
The refinancing outflows in third quarter 2013 resulted in a net cash outflow of $72 million which included: $521 million cash paid to repurchase $202 million of 5.625% senior notes due 2015, $206 million of 6.200% senior notes due 2017 and $113 million of 7.000% senior notes due 2019, the tender premium of $65 million and debt issuance costs of $8 million; this was primarily funded by $522 million cash inflow from senior notes issued, discussed earlier, and free operating cash flows.
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

Fiduciary funds are generally required to be kept in regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity; such funds are not available to service the Company’s debt or for other corporate purposes. Notwithstanding the legal relationships with clients and insurers, the Company is entitled to retain investment income earned on fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds. As of September 30, 2013, we had fiduciary funds of $2.1 billion, compared with $1.8 billion at December 31, 2012.

Willis Group Holdings plc

Share Buybacks
The Company is authorized to buy back its ordinary shares, by way of redemption, and will consider whether to do so from time to time based on many factors including market conditions. The Company is authorized to purchase up to one billion shares from time to time in the open market (such open market purchases would be effected as redemptions under Irish law) and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company as long as the cost of the acquisition of the Company's shares does not exceed $824 million.
Dividends
In July 2013, we declared a quarterly cash dividend of $0.28 per share, an annual 2013 rate of $1.12 per share. This represents an increase of 3.7 percent on the first nine months 2012 per share dividend of $0.27 per share.
Cash dividends paid in first nine months 2013 were $144 million compared with $139 million in first nine months 2012. The $5 million increase is driven by the period-over-period increase in dividend per share and the number of shares in issue.

REVIEW OF SEGMENTAL RESULTS
We organize our business into three segments: Global, North America and International. Our Global business provides specialist brokerage and consulting services to clients worldwide for risks arising from specific industries and activities. North America and International comprise our retail operations and provide services to small, medium and major corporations.
The following table is a summary of our operating results by segment for the three and nine months ended September 30, 2013 and 2012 (millions except percentages):

	Three months ended September 30,
	2013			2012
	Revenues	Operating income	Operating margin	Revenues	Operating income	Operating margin
Global	$251	$36	14.3%	$235	$52	22.1%
North America	329	57	17.3%	318	53	16.7%
International	215	(9)	(4.2)%	201	(9)	(4.5)%
Total Retail	544	48	8.8%	519	44	8.5%
Corporate & Other	—	(9)	n/a	—	(26)	n/a
Total Consolidated	$795	$75	9.4%	$754	$70	9.3%

	Nine months ended September 30,
	2013			2012
	Revenues	Operating income	Operating margin	Revenues	Operating income	Operating margin
Global	$941	$313	33.3%	$890	$325	36.5%
North America	1,029	203	19.7%	982	183	18.6%
International	766	104	13.6%	737	112	15.2%
Total Retail	1,795	307	17.1%	1,719	295	17.2%
Corporate & Other	—	(87)	n/a	—	(54)	n/a
Total Consolidated	$2,736	$533	19.5%	$2,609	$566	21.7%

Business discussion

Global
Our Global operations comprise Specialty, Willis Re, Placement and Willis Capital Markets & Advisory (WCMA).
The following table sets out Global’s revenues, organic commissions and fees growth and operating income and margin for the three and nine months ended September 30, 2013 and 2012 (millions except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Commissions and fees	$250	$235	$938	$887
Investment income	1	—	3	3
Total revenues	$251	$235	$941	$890
Operating income	$36	$52	$313	$325
Organic commissions and fees growth(a)	6.4%	2.9%	6.7%	4.6%
Operating margin	14.3%	22.1%	33.3%	36.5%
_________________

(a)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

Revenues
Third quarter 2013
Commissions and fees of $250 million were $15 million, or 6.4 percent, higher in third quarter 2013 compared with the same period 2012. The increase includes organic growth of 6.4 percent and 0.8 percent growth from acquisitions and disposals, most notably the acquisition of Prime Professions towards the end of second quarter 2013, partially offset by a 0.8 percent negative impact from foreign currency movements.
The 6.4 percent organic growth in commissions and fees was driven by strong new business growth and higher client retention levels compared with the year ago period.
Willis Re reported high single-digit growth in third quarter 2013, led by strong growth in each of the three divisions: Specialties, North America and International.
Specialty reported mid single-digit growth in third quarter 2013, with particularly strong performance in Financial and Executive risk, and P&C and Construction.
WCMA's commissions and fees were essentially flat in third quarter 2013 compared to the prior year quarter.
Client retention was 92.3 percent for the third quarter 2013, compared with 90.6 percent for the same period 2012.
Nine months ended September 30, 2013
Commissions and fees of $938 million were $51 million, or 5.7 percent, higher in first nine months 2013 compared with the same period in 2012. The increase comprised organic growth of 6.7 percent and 0.2 percent growth from acquisitions and disposals, partially offset by a 1.2 percent negative impact from foreign currency movements most notably driven by the weakening of the Japanese Yen.
The 6.7 percent organic growth in commissions and fees was driven by strong new business growth and higher client retention levels compared with the year ago period.
Willis Re reported high single-digit growth in first nine months 2013, led by good growth in each of the divisions.
Specialty reported mid single-digit growth in first nine months 2013, with particularly strong performance in Financial and Executive Risk, Marine & Energy and Faber Global.

Willis Group Holdings plc

WCMA reported lower commissions and fees in first nine months 2013 compared to the prior year. Growth in the WCMA business was negatively impacted by the expected timing of certain deal closings being deferred to the fourth quarter and beyond.
Client retention was 92.5 percent for the first nine months 2013, compared with 90.3 percent for the same period 2012.
Expenses
Third quarter 2013
Total operating expenses of $215 million were $32 million, or 17.5 percent, higher in the third quarter 2013 compared with the same period 2012. Excluding the $2 million, or 1.1 percent, impact of adverse foreign currency movements, total operating expenses increased $30 million or 16.4 percent.
The year-on-year growth in expenses was primarily due to higher cost of salaries and benefits as a result of higher incentives due to the change in remuneration policy, increased headcount relative to the prior year, annual salary reviews and higher charges for stock based compensation. In addition there were smaller increases in other expenses due to higher travel, accommodation and client entertaining costs to support business development and professional fees.
Nine months ended September 30, 2013
Total operating expenses of $628 million were $63 million, or 11.2 percent, higher in the first nine months 2013 compared with the same period 2012. Excluding the $8 million, or 1.4 percent, impact of favorable foreign currency movements, total operating expenses increased $71 million or 12.6 percent.
The year-on-year growth in expenses was primarily due to higher cost of salaries and benefits as a result of higher incentives due to the change in remuneration policy, increased headcount relative to the prior year, annual salary reviews and higher charges for stock based compensation. In addition there were increases in other expenses due to higher travel, accommodation and client entertaining costs to support business development and $2 million for a one-time VAT related charge in the second quarter 2013.
Operating margin
Operating margin was 14.3 percent in the third quarter 2013 and 22.1 percent in the same period of 2012.
Operating margin was 33.3 percent in the first nine months 2013 and 36.5 percent in the same period of 2012.

Business discussion

North America
Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States, Canada and Mexico.
The following table sets out revenues, organic commissions and fees growth and operating income and margin for the three and nine months ended September 30, 2013 and 2012 (millions, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Commissions and fees	$328	$315	$1,024	$975
Investment income	1	2	2	3
Other income (a)	—	1	3	4
Total revenues	$329	$318	$1,029	$982
Operating income	$57	$53	$203	$183
Organic commissions and fees growth (b)	3.9%	(0.5)%	4.5%	(2.0)%
Operating margin	17.3%	16.7%	19.7%	18.6%
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

Revenues
Third quarter 2013
Commissions and fees of $328 million were $13 million, or 4.1 percent, higher in third quarter 2013 compared with the same period in 2012. This increase was due to organic growth of 3.9 percent and 0.6 percent from the acquisition of Avalon Actuarial, Inc. in 2012, partially offset by a 0.4 percent negative impact from foreign currency movements.
The segment reported new business growth in the mid-teens, and its client retention levels improved slightly over the year ago period. Growth was distributed geographically across most regions, led by the Midwest, Metro and West Regions and almost all the major industry practices reported positive growth with the two largest practices, Human Capital and Construction, growing low single digits and mid-single digits, respectively, during the quarter.
Client retention levels were 91.8 percent in third quarter 2013 compared with 90.9 percent in third quarter 2012.
Nine months ended September 30, 2013
Commissions and fees of $1,024 million were $49 million, or 5.0 percent, higher in first nine months 2013 compared with the same period in 2012. This increase was due to organic growth of 4.5 percent and 0.6 percent from the acquisition of Avalon Actuarial, Inc. in 2012 partially offset by a 0.1 percent negative impact from foreign currency movements.
The segment achieved low double-digit new business growth, and its client retention levels improved over the year ago period. Growth was distributed geographically across all the regions, led by the Metro, Midwest, Canada and CAPPPS+ regions. Almost all the major industry practices reported positive growth with the most notable among them being Human Capital and Construction which both grew mid-single digits.
Client retention levels were 92.2 percent in first nine months 2013 compared with 91.0 percent in for the same period 2012.
Expenses
Third quarter 2013
Total operating expenses of $272 million were $7 million, or 2.6 percent, higher in third quarter 2013 compared to the same period in 2012.

Willis Group Holdings plc

The year-on-year growth is primarily due to higher cost of salaries and benefits as a result of increased headcount relative to the prior year and higher incentives as a result of higher commissions and fees.
Other expenses had a modest increase with additional professional fees related to the strategic review of the segment, and higher travel and accommodation expense to support business development partially offset by a $4 million release in respect of prior period insurance premium accruals. Foreign currency movements had no material impact on expenses.
Nine months ended September 30, 2013
Total operating expenses of $826 million were $27 million, or 3.4 percent, higher in first nine months 2013 compared to the same period in 2012.
The year-on-year growth is primarily due to higher cost of salaries and benefits as a result of increased headcount relative to the prior year and higher incentives charge as a result of higher commissions and fees, partially offset by lower charges for stock based compensation. Other expenses also increased due to a $6 million write-off of a receivable related to a non-E&O settlement, professional fees related to the strategic review of the segment, and higher travel and accommodation expense to support revenue growth and client retention partially offset by a $4 million insurance premium accrual reversal. Foreign currency movements had no material impact on expenses.
Operating margin
Operating margin in North America was 17.3 percent in third quarter 2013 compared with 16.7 percent in third quarter 2012.
Operating margin was 19.7 percent in the first nine months 2013 and 18.6 percent in the same period of 2012.
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
The following table sets out revenues, organic commissions and fees growth and operating income and margin for the three and nine months ended September 30, 2013 and 2012 (millions, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Commissions and fees	$213	$199	$760	$729
Investment income	2	2	6	8
Total revenues	$215	$201	$766	$737
Operating income	$(9)	$(9)	$104	$112
Organic commissions and fees growth (a)	7.8%	4.9%	4.5%	4.0%
Operating margin	(4.2)%	(4.5)%	13.6%	15.2%
_________________

(a)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

Revenues
Third quarter 2013
Commissions and fees of $213 million were $14 million, or 7.0 percent, higher in third quarter 2013 compared with the same period in 2012, comprising 7.8 percent organic growth partially offset by a 0.8 percent negative impact from foreign currency movements. The segment reported high-teen growth from new business, however this was tempered by a small reduction in client retention levels.

Business discussion

Asia reported high double-digit growth with exceptional growth in China and Hong Kong.
Latin America reported double-digit growth arising primarily from Brazil and Venezuela which was partially offset by poor performance in Colombia.
Eastern Europe reported low double-digit growth arising primarily from Russia and Poland.
Australasia was up low double digits partly as a result of positive timings of commissions moving from the second quarter to the third quarter.
Western Europe was essentially flat compared to the prior year. Strong results from Iberia, Sweden and Norway were offset by declines in Switzerland, Netherlands and Italy.
The UK declined mid-single digits.
Client retention levels were 92.9 percent for third quarter 2013 compared with 93.6 percent for third quarter 2012.
Nine months ended September 30, 2013
Commissions and fees of $760 million were $31 million, or 4.3 percent, higher in first nine months 2013 compared with the same period in 2012, comprising 4.5 percent organic growth and 0.2 percent positive impact from acquisitions and disposals, partially offset by a 0.4 percent negative impact from foreign currency movements. The segment reported high-teen growth from new business, and client retention levels were flat.
Latin America reported double-digit growth arising primarily from Brazil and Venezuela which was partially offset by poor performance in Colombia.
Asia reported mid double-digit growth arising primarily from China, Hong Kong and Korea.
Eastern Europe reported high single-digit growth arising primarily from Russia, the Czech Republic and Poland.
Western Europe and the UK reported low-single digit decline.
Client retention levels were 93.7 percent for both first nine months 2013 and 2012.
Expenses
Third quarter 2013
Total operating expenses of $224 million were $14 million or 6.7 percent higher in the third quarter 2013 compared with the same period in 2012. Excluding the impact of $6 million, or 2.9 percent, favorable foreign currency movements, total operating expenses increased $20 million or 9.5 percent.
This increase was due primarily to higher cost of salaries and benefits as a result of new hires, annual pay reviews, higher incentives due to the change in remuneration policy and an increased charge for stock based compensation. In addition to this we incurred professional fees related to the strategic review of the segment and higher travel and accommodation expense to support business development.
Nine months ended September 30, 2013
Total operating expenses of $662 million were $37 million or 5.9 percent higher in the first nine months 2013 compared with the same period in 2012. Foreign currency movements favorably impacted operating expenses by $11 million or 1.8 percent; excluding the impact of foreign currency movements total operating expenses increased $48 million or 7.7 percent.
This increase was due primarily to higher cost of salaries and benefits as a result of new hires, annual pay reviews, higher incentives due to the change in remuneration policy and an increased charge for stock based compensation. In addition to this we incurred professional fees related to the strategic review of the segment, higher travel and accommodation expense to support business development, and a one-time $5 million VAT related charge.

Willis Group Holdings plc

Operating margin
Operating margin in International was negative 4.2 percent in third quarter 2013, compared with negative 4.5 percent in the same period of 2012.
Operating margin was 13.6 percent in the first nine months 2013 and 15.2 percent in the same period of 2012.
Corporate & Other
The Company evaluates the performance of its segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, items for which segmental management are not held responsible are included within ‘Corporate & Other’.
Corporate & Other operating loss comprises the following (millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Amortization of intangible assets	$(14)	$(14)	$(42)	$(44)
Net loss on disposal of operations (a)	—	(1)	—	(1)
India joint venture settlement (a)	—	(11)	—	(11)
Foreign exchange hedging	—	1	—	3
Foreign exchange gain on the UK pension plan asset	4	—	5	(1)
Write-off of uncollectible accounts receivable balance in Chicago and associated legal fees (b)	—	—	—	(13)
Expense reduction initiative (c)	—	—	(46)	—
Insurance recovery (d)	—	—	—	5
Fees related to the extinguishment of debt (e)	(1)	—	(1)	—
Other	2	(1)	(3)	8
Total Corporate and Other	(9)	(26)	(87)	(54)
_________________________________

(a)
$11 million settlement with former partners related to the termination of a joint venture arrangement in India. In addition, $1 million loss on disposal of operations was recorded related to the termination.

(b)	Write-off of uncollectible accounts receivable balance in relation to a previously disclosed fraudulent overstatement of Commissions and fees.

(c)	Charge related to the assessment of the Company's organizational design.

(d)	Insurance recovery, recorded in Other operating expenses, related to a previously disclosed fraudulent activity in a stand-alone North America business.

(e)	$1 million of fees associated with the extinguishment of debt completed on August 15, 2013.

CRITICAL ACCOUNTING ESTIMATES
The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 28, 2013, as amended by the Current Report on Form 8-K filed on August 8, 2013.
There were no significant additions or changes to these assumptions in the three months ended September 30, 2013.

CONTRACTUAL OBLIGATIONS
There have been no material changes to our contractual obligations since December 31, 2012, except contractual, planned payments during third quarter 2013 and except as discussed in Note 14 - 'Debt' to the condensed consolidated financial statements.

Business discussion

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
There were no other new accounting standards issued during third quarter 2013 that would have a significant impact on the Company’s reporting.

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

Willis Group Holdings plc

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2013, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.
Share buybacks
The Company did not buy back, by redemption or otherwise, any shares in the third quarter of 2013.
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

Item 3 — Defaults Upon Senior Securities
None.
Item 4 — Mine Safety Disclosures
Not applicable.
Item 5 — Other Information
None.

Willis Group Holdings plc

Item 6 — Exhibits

10.1	Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (for Non-Employee Directors) *

10.2	Willis Group Holdings Public Limited Company Compensation Policy for Non-Employee Directors*

10.3
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 10, 2013 between Dominic Casserley and Willis Group Holdings Public Limited Company *

10.4
Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 10, 2013 between Dominic Casserley and Willis Group Holdings Public Limited Company *

10.5
Form of Time-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 10, 2013 between Dominic Casserley and Willis Group Holdings Public Limited Company *

10.6	Second Amendment to the Amended and Restated Willis US 2005 Deferred Compensation Plan *

31.1	Certification Pursuant to Rule 13a-14(a) *

31.2	Certification Pursuant to Rule 13a-14(a) *

32.1	Certification Pursuant to 18 U.S.C. Section 1350 *

32.2	Certification Pursuant to 18 U.S.C. Section 1350 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
Dated: November 5, 2013