Form 10-K
period 2013-12-31
WILLIS GROUP HOLDINGS PLC
filed 2014-02-27
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the last reported price at which the Registrant’s common equity was sold on June 30, 2013 (the last day of the Registrant’s most recently completed second quarter) was $7,147,793,450.
As of February 14, 2014, there were outstanding 179,021,595 ordinary shares, nominal value $0.000115 per share, of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than April 30, 2014.

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

•
the impact of current global economic conditions on our results of operations and financial condition, including as a result of those associated with the ongoing Eurozone crisis, any insolvencies of or other difficulties experienced by our clients, insurance companies or financial institutions;

•	our ability to implement and realize anticipated benefits of any expense reduction initiative, charge or any revenue generating initiatives;

•	our ability to implement and fully realize anticipated benefits of our new growth strategy and revenue generating and cost-saving initiatives;

•	volatility or declines in insurance markets and premiums on which our commissions are based, but which we do not control;

•	our ability to develop and implement technology solutions and invest in innovative product offerings in an efficient and competitive manner;

•	our ability to continue to manage our significant indebtedness;

•
our ability to compete effectively in our industry, including any impact if we continue to refuse to accept contingent commissions to date from carriers in the non-Human Capital areas of our retail brokerage business and developing new products and services;

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

•
rating agency actions, including a downgrade to our credit rating, that could inhibit our ability to borrow funds or the pricing thereof and in certain circumstances cause us to offer to buy back some of our debt;

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

About Willis

•	our exposure to potential liabilities arising from errors and omissions and other potential claims against us; and

•	the interruption or loss of our information processing systems, data security breaches or failure to maintain secure information systems.

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
Tel: +44 20 3124 6000

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

About Willis

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
We and our associates serve a diverse base of clients including major multinational and middle-market companies in a variety of industries, as well as public institutions and individual clients. Many of our client relationships span decades. We have approximately 21,700 employees around the world (including approximately 3,700 at our associate companies) and a network of in excess of 400 offices in nearly 120 countries.
We believe we are one of only a few insurance brokers in the world possessing the global operating presence, broad product expertise and extensive distribution network necessary to meet effectively the global risk management needs of many of our clients.

Willis Group Holdings plc

Business Strategy
Today we operate in attractive growth markets with a diversified platform across geographies, industries, segments and lines of business. We aim to become the risk advisor, insurance and reinsurance broker of choice globally.
We will achieve this by being completely focused on:

•	where we compete and that means the areas where we can succeed by:

◦	Geography - we will re-balance our business mix towards faster growing geographies, with both developed and developing markets

◦	Client Segmentation - we will segment our client offering to provide distinct offerings to different types of client, focusing on the value we provide to our clients

◦	Sector - we will build business lines around our industry and sector strength e.g. Human Capital and Employee Benefits.

•	How we compete which will be centered on meeting the needs of our client by:

◦	Connection - leading to more cross-selling

◦	Innovation - competing on analytics and innovation

◦	Investment - focusing on earnings accretion, competitive position and fit
Through these strategies we aim to grow revenue with positive operating leverage, grow cash flows and generate compelling returns for investors.

About Willis

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

Global

Our Global business provides specialist brokerage and consulting services to clients worldwide for the risks arising from specific industrial and commercial activities. In these operations, we have extensive specialized experience handling diverse lines of coverage, including complex insurance programs, and acting as an intermediary between retail brokers and insurers. We increasingly provide consulting services on risk management with the objective of assisting clients to reduce the overall cost of risk. Our Global business serves clients in over 150 countries, primarily from offices in the United Kingdom, although we also serve clients from offices in the United States, Continental Europe, Asia and Australia.

The Global business is divided into:

•	Willis Re;

•	Faber Global;

•	Specialty; and

•	Willis Capital Markets & Advisory.

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

Specialty

During first quarter 2014 we announced changes to the structure of our UK-based insurance operations, combining our Global Specialty businesses with the Willis UK retail business to create a market leading client proposition.
This combined unit has strong global positions in Aerospace, Energy, Marine, Construction, Financial and Executive Risks as well as Financial Solutions, wholesale and facultative.

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

Willis Group Holdings plc

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

•	UK retail operations
Our UK retail operations provide risk management, insurance brokerage and related risks services to a wide array of industry and client segments.

About Willis

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

North America

Our North America business provides risk management, insurance brokerage, related risk services, and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States and Canada. With around 100 locations, organized into seven geographical regions including Canada, Willis North America locally delivers our global and national resources and specialist expertise through this retail distribution network.

In addition to being organized geographically and by specialty, our North America business focuses on four client segments: global, large national/middle-market, small commercial, and private client, with service, marketing and sales platform support for each segment.

•	Construction
The largest industry practice group in North America is Construction, which specializes in providing risk management, insurance brokerage, and surety bonding services to the construction industry. Willis Construction provided these services to nearly 12,000 clients including approximately 20 percent of the Engineering News Record Top 400 contractors (a listing of the largest 400 North American contractors based on reported revenue). In addition, this practice group has expertise in professional liability insurance, controlled insurance programs for large projects and insurance for national homebuilders.

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

Willis Group Holdings plc

International
Our International business comprises our operations in Western Europe, Central and Eastern Europe, Asia, Australasia, the Middle East, South Africa and Latin America.
Our offices provide services to businesses locally in nearly 120 countries around the world, making use of local expertise as well as skills, industry knowledge and expertise available elsewhere in the Group.
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

We have also invested in associate companies; our significant associates at December 31, 2013 were GS & Cie Groupe ('Gras Savoye'), a French organization (30 percent holding) and Al-Futtaim Willis Co. LLC, organized under the laws of Dubai (49 percent holding). In connection with many of our investments we retain the right to increase our ownership over time, typically to a majority or 100 percent ownership position.
We believe the combined total revenues of our International subsidiaries and associates provide an indication of the spread and capability of our International network. These operations generated approximately 30 percent of the Group’s total consolidated commissions and fees in 2013.
Customers
Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from major multinational corporations to middle-market companies. Further, many of our client relationships span decades, for instance our relationship with The Tokio Marine and Fire Insurance Company Limited dates back over 100 years. No one client accounted for more than 10 percent of revenues for fiscal year 2013. Additionally, we place insurance with approximately 2,500 insurance carriers, none of which individually accounted for more than 10 percent of the total premiums we placed on behalf of our clients in 2013.
Competition
We face competition in all fields in which we operate, based on global capability, product breadth, innovation, quality of service and price. We compete with Marsh & McLennan and Aon, the two other major providers of global risk management services, as well as with numerous specialist, regional and local firms. Competition for business is intense in all of our business lines and in every insurance market, and Marsh & McLennan and Aon have substantially greater market share than we do. Competition on premium rates has also exacerbated the pressures caused by a continuing reduction in demand in some classes of business. For example, rather than purchase additional insurance through brokers, some insureds have been retaining a greater proportion of their risk portfolios than previously. Industrial and commercial companies increasingly rely upon their own subsidiary insurance companies, known as captive insurance companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than buy insurance. Additional competitive pressures arise from the entry of new market participants, such as banks, accounting firms and insurance carriers themselves, offering risk management or transfer services.
A particular area of competitive pressure is market-derived income (MDI), which is revenue that insurance intermediaries increasingly have been obtaining from insurance carriers. Contingent commissions are one type of MDI where insurance carriers remunerate intermediates based on either the volume or profitability of risks placed with the carrier. While we have recently stated that we will apply a set of criteria to evaluate on a case-by-case basis whether we will take MDI, and in what form, to date we have not accepted contingent commissions from carriers other than in our Human Capital practice. To our knowledge, we are the only insurance broker that takes this stance. To the extent that our competitors accept volume- or profit-based continent commissions we may suffer lower revenue, reduced operating margins, and loss of market share which could materially and adversely affect our business.

About Willis

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
United Kingdom
In the United Kingdom, our business was previously regulated by the Financial Services Authority ('FSA'). Under legislation enacted by the UK Parliament, the regulation of our business transitioned from the FSA to the Financial Conduct Authority ('FCA') on April 1, 2013. The FCA has a wide range of rule-making, investigatory and enforcement powers, and conducts monitoring visits to assess our compliance with regulatory requirements.
The FCA has a sole strategic objective: to protect and enhance confidence in the UK financial system. Its operational objectives are to: secure an appropriate degree of protection for consumers; promote efficiency and choice in the market for financial services; and protect and enhance the integrity of the UK financial system. The FCA also has a duty to act in a way that promotes competition, and to minimize the extent to which regulated businesses may be used for a purpose connected with financial crime. Finally, the FCA has new powers in product intervention. For instance, it can instruct firms to withdraw or amend misleading financial promotions.
Other
Certain of our activities are governed by other regulatory bodies, such as investment and securities licensing authorities. In the United States, our Willis Capital Markets & Advisory business operates through our wholly-owned subsidiary Willis Securities, Inc., a US-registered broker-dealer and investment advisor, member FINRA/SIPC, primarily in connection with investment banking-related services and advising on alternative risk financing transactions. Willis Capital Markets provides advice on securities or investments in the EU through our wholly-owned subsidiary Willis Capital Markets & Advisory Limited, which is authorized and regulated by the FCA.
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

Willis Group Holdings plc

Employees
As of December 31, 2013 we had approximately 18,000 employees worldwide of whom approximately 3,700 were employed in the United Kingdom and 6,100 in the United States, with the balance being employed across the rest of the world. In addition, our associates had approximately 3,700 employees, all of whom were located outside the United Kingdom and the United States.

Risk factors

Item 1A - Risk Factors
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
Competitive Risks
Worldwide economic conditions could have an adverse effect on our business, prospects, operating results, financial condition and cash flows.
Our business and operating results are materially affected by worldwide economic conditions. Current global economic conditions, including those associated with the ongoing Eurozone crisis, coupled with low customer and business confidence may have a significant negative impact on the buying behavior of some of our clients as their businesses suffer from these conditions. Since 2008, many of our operations have been impacted by the weakened economic climate. A growing number of insolvencies associated with an economic downturn could adversely affect our brokerage business through the loss of clients or by hampering our ability to place insurance and reinsurance business. In addition, an increase in mergers and acquisitions can also result in the loss of clients. While it is difficult to predict the consequences of any further deterioration in global economic conditions on our business, any significant reduction or delay by our clients in purchasing insurance or making payment of premiums could have a material adverse impact on our financial condition and results of operations. In addition, the potential for a significant insurer to fail, be downgraded or withdraw from writing certain lines of insurance coverages that we offer our clients could negatively impact overall capacity in the industry, which could then reduce the placement of certain lines and types of insurance and reduce our revenues and profitability. The potential for an insurer to fail or be downgraded could also result in errors and omissions claims by clients.
The credit and economic conditions of certain European Union countries remain fragile and may contribute to instability in the global credit and financial markets. If credit conditions worsen or financial market volatility increases in the Eurozone, it is possible that it could have a negative effect on the global economy as a whole, and our business, operating results and financial condition. If the Eurozone crisis continues or further deteriorates, there will likely be a negative effect on our European business, as well as the businesses of our European clients. Further, were the Euro to be withdrawn entirely, or the Eurozone were to be dissolved as a common currency area, the legal and contractual consequences for holders of Euro-denominated obligations would be determined by laws in effect at such time. A significant devaluation of the Euro would cause the value of our financial assets that are denominated in Euros to be significantly reduced. Any of these conditions could ultimately harm our overall business, prospects, operating results, financial condition and cash flows.
We may not be able to fully realize the anticipated benefits of our new growth strategy.
At our 2013 Investor Conference, we stated that our goal is, over a medium-term period of five years, to deliver mid-teens total shareholder return, deliver consistent revenue growth in the mid-single digits and target revenue growth to outpace expense growth by more than 70 basis points. We emphasized that such results could fluctuate on a quarterly basis.
In order to achieve these goals, we are implementing certain revenue growth strategies and continue to strive to manage our cost base. For example, we announced a series of actions that include, among other things, the appointments of new global industry and product heads, the creation of a new Global Human Capital & Benefits Practice, a geographic realignment of the firm’s leadership team in North America and the merger of our UK retail and Global Specialty businesses. In light of the potential operational risks associated with these new initiatives, we cannot be certain whether we will be able to realize benefits from current revenue generating or cost-saving initiatives and ultimately realize our objectives. There can be no assurance that our actual results will meet these financial goals.
We do not control the premiums on which our commissions are based, and volatility or declines in premiums may seriously undermine our profitability.

We derive most of our revenues from commissions and fees for brokerage and consulting services and do not determine the insurance premiums on which our commissions are generally based. Commission levels generally follow the same trend as premium levels, as they are a percentage of the premiums paid by the insureds. Fluctuations in the premiums charged by the insurance carriers can therefore have a direct and potentially material impact on our results of operations. Due to the cyclical

Willis Group Holdings plc

nature of the insurance market and the impact of other market conditions on insurance premiums, commission levels may vary widely between accounting periods. A period of low or declining premium rates, generally known as a 'soft' or 'softening' market, generally leads to downward pressure on commission revenues and can have a material adverse impact on our commission revenues and operating margin. A 'hard' or 'firming' market, during which premium rates rise, generally has a favorable impact on our commission revenues and operating margin. Rates, however, vary by geography, industry and client segment. We have been and continue to be negatively impacted by soft market conditions across certain sectors and geographic regions. In addition, insurance carriers may seek to reduce their expenses by reducing the commission rates payable to insurance agents or brokers such as ourselves. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly undermine our profitability.
Competition in our industry is intense, and if we are unable to compete effectively, we may suffer lower revenue, reduced operating margins and lose market share which could materially and adversely affect our business.
We face competition in all fields in which we operate, based on global capability, product breadth, innovation, quality of service and price. We compete with Marsh & McLennan and Aon, the two major global providers of global risk management services, as well as with numerous specialist, regional and local firms. Competition for business is intense in all of our business lines and in every insurance market, and Marsh & McLennan and Aon have substantially greater market share than we do. Competition on premium rates has also exacerbated the pressures caused by a continuing reduction in demand in some classes of business. For example, rather than purchase additional insurance through brokers, some insureds have been retaining a greater proportion of their risk portfolios than previously. Industrial and commercial companies increasingly rely upon their own subsidiary insurance companies, known as captive insurance companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than buy insurance. Additional competitive pressures arise from the entry of non-traditional market participants, such as banks, accounting firms and insurance carriers themselves, offering risk management or transfer services. If we are unable to compete effectively, we may suffer lower revenue, reduced operating margins and lose market share which could materially and adversely affect our business.

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

Investment in innovative product offerings may fail to yield sufficient return to cover their investment.
From time to time, we may enter new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, including the investment of significant time and resources, the possibility that these efforts will be unprofitable, and the risk of additional liabilities associated with these efforts. Failure to successfully manage these risks in the development and implementation of new lines of business and new products and services could have a material adverse effect on our business, financial condition or results for operations. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business. In addition, we can provide no assurance that the entry into new lines of business or development of new products and services will be successful.
We are continually developing and investing in new and innovative offerings that we believe will address needs that we identify in the market. Nevertheless, the ability of these efforts to produce meaningful value is dependent on a number of other factors, some of which are outside of our control. For example, we have recently launched G360, a suite of facilities for our specialty insurance clients which we expect will provide faster placement and claims agreements for our clients, and promote greater price competition in the specialty insurance market. The success of G360 will depend on client participation, market reaction as well as other factors both inside and outside our control. Additionally, our Global Human Capital and Benefits Practice has invested substantial time and resources in launching The Willis Advantage under the belief that this exchange will serve a useful role to help corporations and individuals in the US manage their growing health care expenses. But in order for The

Risk factors

Willis Advantage to be successful, health care insurers and corporate and individual participants must deem it suitable to participate in, and such decisions are based on their own particular circumstances.
Our business performance and growth plans could be negatively affected if we are not able to effectively apply technology to drive value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology and related tools.
Our success depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments in a timely and cost-effective manner, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. Our competitors are seeking to develop competing technologies, and their success in this space may impact our ability to differentiate our services to our clients through the use of unique technological solutions. If we cannot offer new technologies as quickly as our competitors or if our competitors develop more cost-effective technologies, it could have a material adverse effect on our ability to obtain and complete client engagements.

Legal and Regulatory Risks
Our compliance systems and controls cannot guarantee that we comply with all applicable federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in applicable laws and regulations in the jurisdictions in which we operate may have an adverse effect on our business.
Our activities are subject to extensive regulation under the laws of the United States, the United Kingdom, the European Union and its member states, and the other jurisdictions in which we operate. Indeed, over the last few years, there has been a substantial increase in focus on and developments in these laws and regulations. Compliance with laws and regulations that apply to our operations is complex and may increase our cost of doing business. These laws and regulations include insurance and financial industry regulations, economic and trade sanctions and laws against financial crimes, including client money and money laundering, bribery or other corruption, such as the US Foreign Corrupt Practices Act, the UK Bribery Act and other anti-competitive regulations. In most jurisdictions, governmental and regulatory authorities have the ability to interpret and amend these laws and regulations and impose penalties for non-compliance, including sanctions, civil remedies, monetary fines, injunctions, revocation of licenses or approvals, suspension of individuals, limitations on business activities or redress to clients. While we believe that we currently maintain good relationships with our regulators and that our current systems and controls are adequate and in accordance with all applicable laws and regulations, we cannot assure that such systems and controls will prevent any violations of applicable laws and regulations.
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

Willis Group Holdings plc

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
Accepting market derived income (MDI) may cause regulatory or other scrutiny, which may have a material and adverse effect on our business, and our position on contingent commissions may put us at a competitive disadvantage.
Insurance intermediaries have traditionally been remunerated by commission or fees paid by clients. Intermediaries also obtain revenue from insurance carriers. This is commonly known as market derived income or 'MDI'. MDI takes a variety of forms, including volume- or profit-based contingent commissions, facilities administration charges, business development agreements, and fees for providing certain data to carriers. We have recently stated that we will apply a set of criteria to evaluate on a case-by-case basis whether we will take MDI, and in what form.
MDI creates various risks. Intermediaries have a duty to act in the best interests of their clients and payments from carriers can incentivize intermediaries to put carriers’ interests ahead of their clients. Accordingly, MDI may be subject to scrutiny by various regulators under conflict of interest, anti-trust, unfair competition, and anti-bribery laws and regulations. While accepting MDI is a lawful and acceptable business practice, and while we will comply with all applicable laws and regulations, we cannot predict whether our position will cause regulatory or other scrutiny.
Additionally, as noted above, contingent commissions are a form of MDI. Over the past five years, other than in our Human Capital practice, we have not accepted contingent commissions from carriers. To our knowledge, we are the only insurance broker that takes this stance. If we continue to not accept contingents and our competitors accept volume- or profit-based continent commissions we may suffer lower revenue, reduced operating margins, and loss of market share which could materially and adversely affect our business.
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

Risk factors

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
Data security breaches or improper disclosure of confidential company or personal data could result in material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
Computer viruses, hackers and other external hazards could expose confidential company and personal data systems to security breaches. Additionally, one of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their employees. These increased risks, and expanding regulatory requirements regarding data security, could expose us to data loss, monetary and reputational damages and significant increases in compliance costs.
We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information in our database. However, we cannot entirely eliminate the risk of data security breaches, improper access to or disclosure of confidential company or personally identifiable information. Our technology may fail to adequately secure the private information we maintain in our databases and protect it from theft, computer viruses, hackers or inadvertent loss. In such circumstances, we may be held liable to our clients, which could result in legal liability or impairment to our reputation resulting in increased costs or loss of revenue. Further database privacy, identity theft, and related computer and internet issues are matters of growing public concern and are subject to frequently changing rules and regulations. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.
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
In addition, these non-core operations, although not material to the Group as a whole may, in any period, have a material effect on our results of operations. For example, our Willis Capital Markets & Advisory business is transaction-based which can cause results to differ from period-to-period. In another example, our financial results in 2011 and first two quarters of 2012 were adversely impacted by the significant deterioration of the financial results of our Loan Protector business driven by the loss of clients through attrition and M&A activity, industry-wide commission pressures and a slowdown in foreclosures.
Financial Risks
Our outstanding debt could adversely affect our cash flows and financial flexibility.
We had total consolidated debt outstanding of approximately $2.3 billion as of December 31, 2013 and our 2013 interest expense was $126 million. Although management believes that our cash flows will be sufficient to service this debt, there may be circumstances in which required payments of principal and/or interest on this debt could adversely affect our cash flows and this level of indebtedness may:

•
require us to dedicate a significant portion of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments in new technologies, to pay dividends and for general corporate purposes;

Willis Group Holdings plc

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
We have two principal defined benefit plans: one in the United Kingdom and the other in the United States, and in addition, we have several smaller defined benefit pension plans in certain other countries in which we operate. Total cash contributions to these defined benefit pension plans in 2013 were $150 million, including employees' salary sacrifice contributions. In 2014, the Company expects to make cash contributions of approximately $134 million, including employees' salary sacrifice contributions, to these pension plans, although we may elect to contribute more. Future estimates are based on certain assumptions, including discount rates, interest rates, mortality, fair value of assets and expected return on plan assets.
In 2012, we agreed a revised funding strategy with the UK plan's trustee under which we are committed to make additional cash contributions in the event that our adjusted EBITDA exceeds certain thresholds, or we make exceptional returns for our shareholders, including share buybacks or special dividends. As a result, we may be committed to make additional contributions through to 2017 based on the prior year's performance. In addition, during 2014 we will be required to negotiate a new funding arrangement with the UK pension trustee, which may further change the contributions we are required to make during 2014 and beyond.
We have taken actions to manage our pension liabilities, including closing our UK and US plans to new participants and restricting final pensionable salaries. Future benefit accruals in the US pension plan were also stopped, or frozen, on May 15, 2009. Nevertheless, the determination of pension expense and pension funding is based on a variety of rules and regulations. Changes in these rules and regulations could impact the calculation of pension plan liabilities and the valuation of pension plan assets. They may also result in higher pension costs, additional financial statement disclosure, and accelerate and increase the need to fully fund our pension plans through increased cash contributions. Further, a significant decline in the value of investments that fund our pension plan, if not offset or mitigated by a decline in our liabilities, may significantly alter the values and actuarial assumptions used to calculate our future pension expense and we could be required to fund our plan with significant additional amounts of cash. In addition to the critical assumptions described above, our plans use certain assumptions about the life expectancy of plan participants and surviving spouses. Periodic revision of those assumptions can materially change the present value of future benefits and therefore the funded status of the plans and the resulting periodic pension expense. Changes in our pension benefit obligations, the related net periodic costs or credits, and the required level of future cash contributions, may occur in the future due to any variance of actual results from our assumptions and changes in the number of participating employees. The need to make additional cash contributions may reduce our financial flexibility and increase liquidity risk by reducing the cash available to meet our other obligations, including the payment obligations under our credit facilities and other long-term debt, or other needs of our business.
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

Risk factors

significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and we could face a material liquidity problem and potentially material financial losses. We could also be liable to claims made by the insurance companies or our clients regarding the fiduciary cash held on their behalf.
A downgrade to our corporate credit rating and the credit ratings of our outstanding debt may adversely affect our borrowing costs and financial flexibility and, under certain circumstances, may require us to offer to buy back some of our outstanding debt.
A downgrade in our corporate credit rating or the credit ratings of our debt would increase our borrowing costs including those under our credit facilities, and reduce our financial flexibility. In addition, certain downgrades would trigger a step-up in interest rates under the indentures for our 6.200% senior notes due 2017 and our 7.000% senior notes due 2019, which would increase our interest expense. If we need to raise capital in the future, any credit rating downgrade could negatively affect our financing costs or access to financing sources. This may in turn impact the assumptions when performing our goodwill impairment testing which may reduce the excess of fair value over carrying value of the reporting units.
In addition, under the indenture for our 4.625% senior notes due 2023 and our 6.125% senior notes due 2043, if we experience a ratings decline together with a change of control event, we would be required to offer to purchase our 4.625% senior notes due 2023 and our 6.125% senior notes due 2043 from holders unless we had previously redeemed those notes. We may not have sufficient funds available or access to funding to repurchase tendered notes in that event, which could result in a default under the notes. Any future debt that we incur may contain covenants regarding repurchases in the event of a change of control triggering event.
We face certain risks associated with the acquisition or disposition of businesses and lack of control over investments in associates.
In pursuing our corporate strategy, we may acquire or dispose of or exit businesses or reorganize existing investments. For example, we have a call option to acquire 100 percent of the capital of Gras Savoye. The success of our overall acquisition and disposition strategy is dependent upon our ability to identify appropriate opportunities, negotiate transactions on favorable terms and ultimately complete such transactions. Once we complete acquisitions or reorganizations there can be no assurance that we will realize the anticipated benefits of any transaction, including revenue growth, operational efficiencies or expected synergies. For example, if we fail to recognize some or all of the strategic benefits and synergies expected from a transaction, goodwill and intangible assets may be impaired in future periods.
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
Our annual goodwill impairment analysis is performed each year at October 1. In fiscal year 2012, we recognized an impairment charge of $492 million in the Consolidated Statement of Operations in relation to our North American business. At October 1, 2013, our analysis showed that the estimated fair values of each of our reporting units were in excess of the carrying values and therefore did not result in any impairment charge in 2013.
Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units and determination of fair value of each reporting unit. Notwithstanding the fact that we recognized an impairment charge in fiscal year 2012 for our North American reporting unit, the risk remains that a significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions or the sale of a part of a reporting unit could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.

Willis Group Holdings plc

For further information on our testing for goodwill impairment, see ‘Critical Accounting Estimates’ under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We are a holding company and, therefore, may not be able to receive dividends or other distributions in needed amounts from our subsidiaries.
Willis Group Holdings is organized as a holding company that conducts no business of its own. We are dependent upon dividends and other payments from our operating subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, for paying dividends to shareholders and for corporate expenses. Legal and regulatory restrictions, foreign exchange controls, as well as operating requirements of our subsidiaries, may limit our ability to obtain cash from these subsidiaries. For example, Willis Limited, our UK brokerage subsidiary regulated by the FCA, is currently required to maintain $126 million in unencumbered and available funds, of which at least $79 million must be in cash, for regulatory purposes. In the event our operating subsidiaries are unable to pay dividends and make other payments to Willis Group Holdings, we may not be able to service debt, pay obligations or pay dividends on ordinary shares.
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
We report our operating results and financial condition in US dollars. Our US operations earn revenue and incur expenses primarily in US dollars. In our London market operations, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in pounds sterling. Outside the United States and our London market operations, we predominantly generate revenue and expenses in the local currency. The table gives an approximate analysis of revenues and expenses by currency in 2013.

	US Dollars	Pounds Sterling	Euros	Other currencies
Revenues	60%	8%	13%	19%
Expenses	49%	25%	9%	17%
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

Risk factors

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

•
the potential costs and difficulties in complying, or monitoring compliance, with a wide variety of foreign laws (some of which may conflict with US or other sources of law), laws and regulations applicable to insurance brokers and US business operations abroad, including rules relating to the conduct of business, trade sanctions administered by the US Office of Foreign Assets Control, the EU, the UK and the UN, and the requirements of the US Foreign Corrupt Practices Act as well as other anti-bribery and corruption rules and requirements in the countries in which we operate; and

•	the potential costs and difficulties in complying with local regulation for our operating subsidiaries across the globe.
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

London
In London we occupy a prime site comprising 491,000 square feet spread over a 28-story tower and adjoining 10-story building. We have a 25-year lease on this property which expires June 2032. We sub-let approximately 17,500 square feet of the 28-story tower to a third party. We also sub-let the 10-story adjoining building.

North America
In North America, outside of New York, Chicago and Nashville, we lease approximately 1.4 million square feet around 100 locations.

New York
In New York, we occupy 205,000 square feet of office space at One World Financial Center under a 20-year lease, expiring September 2026.

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

	Price Range of Shares
	High	Low
2012:
First Quarter	$39.85	$33.81
Second Quarter	$37.38	$34.24
Third Quarter	$37.94	$34.11
Fourth Quarter	$37.62	$31.98
2013:
First Quarter	$39.50	$33.89
Second Quarter	$43.02	$37.86
Third Quarter	$45.45	$40.10
Fourth Quarter	$47.22	$42.15
2014:
Through February 14, 2014	$45.38	$41.30
On February 14, 2014, the last reported sale price of our shares as reported by the NYSE was $41.46 per share. As of February 14, 2014 there were approximately 1,242 shareholders on record of our shares.
Dividends
We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. The dividend payment dates and amounts are as follows:

Payment Date	$ Per Share

January 13, 2012	$0.260
April 13, 2012	$0.270
July 13, 2012	$0.270
October 15, 2012	$0.270
January 15, 2013	$0.270
April 15, 2013	$0.280
July 15, 2013	$0.280
October 15, 2013	$0.280
January 15, 2014	$0.280

There are no governmental laws, decrees or regulations in Ireland which will restrict the remittance of dividends or other payments to non-resident holders of the Company’s shares.

Willis Group Holdings plc

In circumstances where one of Ireland’s many exemptions from dividend withholding tax (‘DWT’) does not apply, dividends paid by the Company will be subject to Irish DWT (currently 20 percent). Residents of the US should be exempt from Irish DWT provided relevant documentation supporting the exemption has been put in place. While the US-Ireland Double Tax Treaty contains provisions reducing the rate of Irish DWT in prescribed circumstances, it should generally be unnecessary for US residents to rely on the provisions of this treaty due to the wide scope of exemptions from Irish DWT available under Irish domestic law. Irish income tax may also arise in respect of dividends paid by the Company. However, US residents entitled to an exemption from Irish DWT generally have no Irish income tax liability on dividends.
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
Total Shareholder Return
The following graph demonstrates a five-year comparison of cumulative total returns for the Company, the S&P 500 and a peer group comprised of the Company, Aon Corporation, Arthur J. Gallagher & Co., Brown & Brown Inc., and Marsh & McLennan Companies, Inc. The comparison charts the performance of $100 invested in the Company, the S&P 500 and the peer group on December 31, 2008, assuming full dividend reinvestment.

Share data and dividends

Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended December 31, 2013, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company is authorized to buy back its ordinary shares, by way of redemption, and will consider whether to do so from time to time based on many factors including market conditions. The Company is authorized to purchase up to one billion shares from time to time in the open market (such open market purchases would be effected as redemptions under Irish law) and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company as long as the cost of the acquisition of the Company's shares does not exceed $824 million. The Company intends to buy back $200 million in shares in 2014 to offset the increase in shares outstanding resulting from the exercise of stock options in 2013. The buybacks will be made in the open market or through privately-negotiated transactions, from time to time, depending on market conditions. The share buy back program may be modified, extended or terminated at any time by the Board of Directors.
The information under Part III, Item 12 is incorporated herein by reference.

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
The selected historical consolidated financial data presented below as of and for each of the five years ended December 31, 2013 have been derived from the audited consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States of America (‘US GAAP’).

	Year ended December 31,
	2013	2012	2011	2010	2009
	(millions, except per share data)
Statement of Operations Data
Total revenues	$3,655	$3,480	$3,447	$3,332	$3,253
Goodwill impairment charge	—	(492)	—	—	—
Operating income (loss)	685	(209)	566	753	690
Income (loss) from continuing operations before income taxes and interest in earnings of associates	499	(337)	239	587	516
Income (loss) from continuing operations	377	(433)	219	470	455
Discontinued operations, net of tax	—	—	1	—	4
Net income (loss) attributable to Willis Group Holdings	$365	$(446)	$204	$455	$438
Earnings per share on continuing operations — basic	2.07	(2.58)	1.17	2.68	2.58
Earnings per share on continuing operations — diluted	2.04	(2.58)	1.15	2.66	2.57
Average number of shares outstanding
— basic	176	173	173	170	168
— diluted	179	173	176	171	169
Balance Sheet Data (as of year end)
Goodwill	$2,838	$2,827	$3,295	$3,294	$3,277
Other intangible assets, net	353	385	420	492	572
Total assets (i)	14,800	15,112	15,728	15,850	15,625
Total equity	2,243	1,725	2,517	2,608	2,229
Long-term debt	2,311	2,338	2,354	2,157	2,165
Shares and additional paid-in capital	1,316	1,125	1,073	985	918
Total Willis Group Holdings stockholders’ equity	2,215	1,699	2,486	2,577	2,180
Other Financial Data
Capital expenditures (excluding capital leases)	$105	$133	$111	$83	$96
Cash dividends declared per share	1.12	1.08	1.04	1.04	1.04
_________________

(i)
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
This discussion includes references to non-GAAP financial measures as defined in Regulation G of the rules of the Securities and Exchange Commission ('SEC'). We present such non-GAAP financial measures, specifically, organic growth in commissions and fees, adjusted operating margin, adjusted operating income, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company's operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic growth in commissions and fees excludes the impact of acquisitions and disposals, period over period movements in foreign currency , and investment and other income from growth in revenues. Adjusted operating income, adjusted operating margin, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations are calculated by excluding the impact of certain specified items from operating income, net income or loss from continuing operations, and earnings per diluted share from continuing operations, respectively, the most directly comparable GAAP measures. Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2013.

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
North America and International comprise: our retail operations and provide services to small, medium and large corporations; and the Human Capital practice, our largest product-based practice group, provides health, welfare and human resources consulting and brokerage services.
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

Willis Group Holdings plc

Market Conditions

Market conditions in our industry are generally defined by factors such as the strength of the economies in the various geographic regions in which we serve around the world, insurance rate movements, and insurance and reinsurance buying patterns of our clients.
The industry and market in general throughout 2011 and early 2012 experienced modest increase in catastrophe-exposed property insurance and reinsurance pricing levels driven by significant catastrophe losses including the Japanese earthquake and tsunami, the New Zealand earthquake and, late in 2012, Super Storm Sandy. Also during that period, direct carriers in North America, facing persistent low investment returns, started to modestly raise rates in certain products. This firming rate environment, however, generally did not extend beyond North America to impact our International retail business.
Early in 2013 the reinsurance market was generally flat, however, as the year progressed we saw changing market sentiment driven by changes in the sources of capital and increases in capital supply in the reinsurance market, most notably within the North American catastrophe-exposed property market. The influx of third party capital coupled with changes to reinsurance buying patterns and regulatory complexity is leading to growing complexity in the reinsurance market and a softening of prices.
This pattern of new capacity and market entrants coupled with strong underwriting performance in 2013, due to the absence of natural and man-made catastrophes, means that the trend of price softening is continuing as we enter 2014 and is extending to other lines of business, not just catastrophe exposed property.
The outlook for our business, operating results and financial condition continues to be challenging due to the global economic condition. There are signs of improving conditions both in the US, and within certain European Union countries, including a return to sustained GDP growth in certain countries. If conditions in the Global economy, including the US, the UK and the Eurozone deteriorate, there will likely be a negative effect on our business as well as the businesses of our clients.
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

Financial Performance
Consolidated Financial Performance
2013 compared to 2012

Total revenues in 2013 of $3,655 million increased by $175 million, or 5.0 percent, compared to 2012. This included organic growth in commissions and fees of 4.9 percent, and 0.5 percent growth from acquisitions and disposals. Organic growth was achieved in all three of our operating segments led by Global with 5.6 percent. Our North America operations reported organic growth of 4.9 percent, which included a $5 million positive revenue recognition adjustment. Our International operations achieved organic growth of 4.1 percent despite recognizing a $15 million negative revenue recognition adjustment. Foreign currency movements had a negative $12 million or 0.3 percent impact on commissions and fees in 2013.

Total expenses for 2013 of $2,970 million were $719 million or 19.5 percent lower compared to 2012.
The 2013 total expenses included $46 million related to the Expense Reduction Initiative (see 'Expense Reduction Initiative' section below) conducted earlier in the year. The 2012 total expenses included a $492 million non-cash goodwill impairment charge related to our North American reporting unit, a $200 million write-off of unamortized cash retention awards following the decision to eliminate the repayment requirement of past awards, and a $252 million expense related to the accrual for 2012 cash bonuses paid in 2013. Foreign currency movements had a $9 million positive impact on total expenses in 2013.
Excluding the items noted above, total expenses in 2013 were $188 million, or 6.8 percent, higher than in 2012. The largest driver of this was the increase in salaries and benefits due to annual salary reviews, higher charges for share-based compensation and new hires and investments in targeted businesses and geographies. In addition to these, we recorded higher incentives as a result of growth in commissions and fees, and the change in remuneration policy. Other operating expenses also increased due to travel, accommodation and client entertaining costs to support business development, marketing costs, strategic review charges and higher professional fees.

Business discussion

The Company incurred a loss on extinguishment of debt of $60 million from the refinancing that was completed during 2013.
The tax rate for the full year was affected by an incremental US tax expense of $9 million recorded after taking into account the impact of adjustments to the valuation allowance placed against our US deferred tax assets.
Earnings from associates were down $5 million, net of tax, mainly due to costs of a reorganization program in our principal associate, Gras Savoye.
Net income attributable to Willis shareholders from continuing operations was $365 million or $2.04 per diluted share in 2013 compared to a loss of $446 million or $2.58 per diluted share in 2012. The $811 million increase in net income compared to 2012 can be attributed primarily to the non-recurrence of the 2012 items discussed above and growth in commissions and fees partially offset by growth in expenses.
2012 compared to 2011

Total revenues in 2012 of $3,480 million increased by $33 million, or 1.0 percent, compared to 2011, including a $59 million or 1.7 percent negative impact from movements in foreign exchange. Organic growth in commissions and fees of 3.1 percent was driven by our International and Global operations. Our North America operations reported a decline of 0.6 percent in commissions and fees, due to lower revenues generated by Loan Protector, a specialty business acquired as part of the HRH business, and the continued adverse impact of difficult economic conditions in the US.

Total expenses in 2012 of $3,689 million increased $808 million compared to 2011, primarily due to the recognition of a $492 million non-cash goodwill impairment charge related to our North American reporting unit, a $200 million write-off of unamortized cash retention awards following the decision to eliminate the repayment requirement of past awards, and a $252 million expense related to the accrual for 2012 cash bonuses paid in 2013.

Excluding these expenses, total operating expenses declined $136 million, or 4.7 percent, principally due to $180 million expense recognized in 2011 related to the Operational Review and favorable movements in foreign exchange partially offset by increases in salary and benefits expenses linked to annual pay reviews, new hires and investments in targeted businesses and geographies.

Net loss attributable to Willis shareholders from continuing operations was $446 million or a loss of $2.58 per diluted share in 2012 compared to a profit of $203 million or $1.15 per diluted share in 2011. The $649 million decrease in net income compared to 2011 primarily reflects the increase in total expenses described above and the $113 million charge to establish a valuation allowance against deferred tax assets in our US operations, partially offset by the non-recurrence of the $131 million post-tax cost in 2011 relating to the make-whole amounts on the repurchase and redemption of $500 million of our senior debt and the write-off of related unamortized debt issuance costs and by the revenue growth achieved during the year. Net income in 2012 was also adversely impacted by a $7 million reduction in interest in earnings of associates, net of tax, mainly due to declining performance in our principal associate, Gras Savoye.

Willis Group Holdings plc

Adjusted Operating Income, Adjusted Net Income from Continuing Operations and Adjusted Earnings per Diluted Share from Continuing Operations
Our non-GAAP measures of adjusted operating income, adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations are calculated by excluding the impact of certain items (as detailed below) from operating income (loss), net income (loss) from continuing operations, and earnings per diluted share from continuing operations, respectively, the most directly comparable GAAP measures.

The following items are excluded from operating income (loss) and net income (loss) from continuing operations as applicable:

(i)	the additional incentive accrual recognized following the replacement of annual cash retention awards with annual cash bonuses which will not feature a repayment requirement;

(ii)	write-off of unamortized cash retention awards following the decision to eliminate the repayment requirement on past awards;

(iii)	goodwill impairment charge;

(iv)	valuation allowance against deferred tax assets;

(v)	write-off of uncollectible accounts receivable balance and associated legal fees arising in Chicago due to fraudulent overstatement of commissions and fees;

(vi)	costs associated with the 2011 Operational Review;

(vii)	significant legal and regulatory settlements which are managed centrally;

(viii)	gains and losses on the disposal of operations;

(ix)	insurance recoveries;

(x)	make-whole amounts on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs;

(xi)	loss and fees related to the extinguishment of debt; and

(xii)	costs associated with the Expense Reduction Initiative.

We believe that excluding these items, as applicable, from operating income (loss), net income (loss) from continuing operations and earnings per diluted share from continuing operations provides a more complete and consistent comparative analysis of our results of operations. We use these and other measures to establish Group performance targets and evaluate the performance of our operations.

As set out in the tables below, adjusted operating margin at 20.0 percent in 2013, was down 160 basis points compared to 2012, while adjusted net income from continuing operations at $472 million was $18 million higher than in 2012. Adjusted earnings per diluted share from continuing operations was $2.64 in 2013, compared to $2.58 in 2012.

Business discussion

A reconciliation of reported operating income or loss, the most directly comparable GAAP measure, to adjusted operating income is as follows (in millions, except percentages):

	Year Ended December 31,
	2013	2012	2011
Operating income (loss), GAAP basis	$685	$(209)	$566
Excluding:
Additional incentive accrual for change in remuneration policy (a)	—	252	—
Write-off of unamortized cash retention awards (b)	—	200	—
Goodwill impairment charge (c)	—	492	—
India JV settlement (d)	—	11	—
Insurance recovery (e)	—	(10)	—
Write-off of uncollectible accounts receivable balance (f)	—	13	22
Net (gain) loss on disposal of operations	(2)	3	(4)
2011 Operational Review (g)	—	—	180
FSA regulatory settlement (h)	—	—	11
Expense Reduction Initiative (i)	46	—	—
Fees related to the extinguishment of debt	1	—	—
Adjusted operating income	$730	$752	$775
Operating margin, GAAP basis, or operating income (loss) as a percentage of total revenues	18.7%	(6.0)%	16.4%
Adjusted operating margin, or adjusted operating income as a percentage of total revenues	20.0%	21.6%	22.5%
_________________

(a)	Additional incentive accrual recognized following the replacement of annual cash retention awards with annual cash bonuses which will not feature a repayment requirement.

(b)	Write-off of unamortized cash retention awards following the decision to eliminate the repayment requirement on past awards.

(c)	Non-cash charge recognized related to the impairment of the carrying value of the North America reporting unit's goodwill.

(d)
$11 million settlement with former partners related to the termination of a joint venture arrangement in India. In addition, a $1 million loss on disposal of operations was recorded related to the termination.

(e)	Insurance recovery related to the previously disclosed fraudulent activity in Chicago. See 'Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods', below.

(f)	Write-off of uncollectible accounts receivable balance relating to periods prior to January 1, 2011, see 'Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods', below.

(g)	Charge relating to the 2011 Operational Review, including $98 million of severance costs related to the elimination of approximately 1,200 positions for the full year 2011.

(h)	Regulatory settlement with the UK Financial Services Authority (FSA), now the Financial Conduct Authority (FCA).

(i)	Charge related to the assessment of the Company's organizational design. See 'Expense Reduction Initiative' section below.

Willis Group Holdings plc

A reconciliation of reported net income or loss from continuing operations and reported earnings per diluted share from continuing operations, the most directly comparable GAAP measures, to adjusted net income from continuing operations and adjusted earnings per diluted share from continuing operations is as follows (in millions, except per share data):

	Year Ended December 31,			Per diluted share Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Net income (loss) from continuing operations, GAAP basis	$365	$(446)	$203	$2.04	$(2.58)	$1.15
Excluding:
Additional incentive accrual for change in remuneration policy, net of tax ($nil, $77, $nil) (a)	—	175	—	—	0.99	—
Write-off of unamortized cash retention awards, net of tax ($nil, $62, $nil) (b)	—	138	—	—	0.78	—
Goodwill impairment charge, net of tax ($nil, $34, $nil) (c)	—	458	—	—	2.60	—
India JV settlement, net of tax ($nil, $nil, $nil) (d)	—	11	—	—	0.06	—
Insurance recovery, net of tax ($nil, $4, $nil) (e)	—	(6)	—	—	(0.03)	—
Write-off of uncollectible accounts receivable balance, net of tax ($nil, $5, $9) (f)	—	8	13	—	0.05	0.08
Net (gain) loss on disposal of operations, net of tax ($1, $nil, $nil)	(1)	3	(4)	(0.01)	0.02	(0.02)
2011 Operational Review, net of tax ($nil, $nil, $52) (g)	—	—	128	—	—	0.73
FSA regulatory settlement, net of tax ($nil, $nil, $nil) (h)	—	—	11	—	—	0.06
Make-whole amounts on repurchase and redemption of Senior Notes and write-off of unamortized debt issuance costs, net of tax ($nil, $nil, $50)	—	—	131	—	—	0.74
Expense Reduction Initiative, net of tax ($8, $nil, $nil) (i)	38	—	—	0.21	—	—
Fees related to the extinguishment of debt, net of tax ($nil, $nil, $nil)	1	—	—	0.01	—	—
Loss on extinguishment of debt, net of tax ($nil, $nil, $nil)	60	—	—	0.34	—	—
Impact of US valuation allowance	9	113	—	0.05	0.64	—
Dilutive impact of potentially issuable shares (j)	—	—	—	—	0.05	—
Adjusted net income from continuing operations	$472	$454	$482	$2.64	$2.58	$2.74
Average diluted shares outstanding, GAAP basis (j)	179	173	176
_________________

(a)	Additional incentive accrual recognized following the replacement of annual cash retention awards with annual cash bonuses which will not feature a repayment requirement.

(b)	Write-off of unamortized cash retention awards debtor following the decision to eliminate the repayment requirement on past awards.

(c)	Non-cash charge recognized related to the impairment of the carrying value of the North America reporting unit's goodwill.

(d)
$11 million settlement with former partners related to the termination of a joint venture arrangement in India. In addition, a $1 million loss on disposal of operations was recorded related to the termination.

(e)	Insurance recovery related to the previously disclosed fraudulent activity in Chicago. See 'Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods', below.

(f)	Write-off of uncollectible accounts receivable balance relating to periods prior to January 1, 2011, see 'Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods', below.

(g)	Charge relating to the 2011 Operational Review, including $98 million pre-tax of severance costs related to the elimination of approximately 1,200 positions for the full year 2011.

(h)	Regulatory settlement with the UK Financial Services Authority (FSA), now the Financial Conduct Authority (FCA).

(i)	Charge related to the assessment of the Company's organizational design. See 'Expense Reduction Initiative' section below.

(j)
Potentially issuable shares were not included in the calculation of diluted earnings per share, GAAP basis, because the Company's net loss from continuing operations rendered their impact anti-dilutive.

Business discussion

Goodwill Impairment
Our annual goodwill impairment analysis is performed each year at October 1. At October 1, 2013 our analysis showed the estimated fair value of each reporting unit was in excess of the carrying value, and therefore did not result in an impairment charge (2012: $492 million; 2011: $nil).
In 2012 an impairment charge for the North America reporting unit was required and amounted to $492 million. There was no impairment for the Global and International reporting units, as the fair values of these units were significantly in excess of their carrying value.
Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods
As previously disclosed, in early 2012 we identified through our internal financial control process and a subsequent internal investigation an uncollectible accounts receivable balance of approximately $40 million in Chicago from the fraudulent overstatement of Commissions and fees from the years 2005 to 2011.
We concluded that the total $40 million of overstatement did not materially affect our previously issued financial statements for any of the prior periods and we corrected the misstatement by recognizing a charge to Other operating expenses to write off the uncollectible receivable (a) of $13 million (including legal expenses) in the first quarter of 2012 and (b) of $22 million in the fourth quarter of 2011. In the fourth quarter 2011 we also reversed a $6 million balance of Commissions and fees which had been recorded during 2011 and $2 million of Salaries and benefits expense representing an over-accrual of production bonuses relating to the overstated revenue. During 2012, we recorded within Other operating expenses a $10 million insurance settlement from insurers in respect of our claim under Group insurance policies, for compensation paid out in the years 2005 to 2010 on the fraudulently overstated revenues discussed above.
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
The Company did not incur any further charges related to this review.
The actions taken resulted in total cost savings of approximately $20 million exclusive of the costs incurred in 2013. It is also anticipated that we will achieve prospective annualized cost savings of approximately $25 million to $30 million.
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
The following table sets out the amount of cash retention awards made and the related amortization of those awards for the three years ended December 31, 2013.

Willis Group Holdings plc

	Years ended December 31,
	2013	2012	2011
	(millions)
Cash retention awards made	$12	$221	$210
Amortization of cash retention awards included in salaries and benefits	6	216	185

In December 2012, the Company decided to eliminate the repayment requirement from past annual cash retention awards and, as a result, recognized a non-cash, pre-tax charge of $200 million which represents the write-off of the unamortized balance of past awards at that date.
There were, however, a number of off-cycle awards with a fixed period guarantee attached, for which we have not waived the repayment requirement. The unamortized portion of these awards amounted to $15 million at December 31, 2013 (2012: $9 million; 2011: $196 million).
In addition, in 2012, the Company replaced annual cash retention awards with annual cash bonuses which did not include a repayment requirement. As at December 31, 2012, the Company had accrued $252 million for these bonuses.
Pension Expense
We recorded a net periodic benefit income on our UK defined benefit pension plan in 2013 of $5 million (2012: $5 million; 2011: cost of $6 million). On our US defined benefit pension plan, we recorded a net periodic benefit income of $4 million in 2013 (2012: cost of $3 million; 2011: $nil). On our other defined benefit pension plans, we recorded a net pension cost of $5 million in 2013 (2012: $4 million; 2011: $5 million).
The periodic benefit income on the UK plan in 2013 is flat compared to 2012 as higher asset returns were offset by higher amortization of unrecognized actuarial losses and increased service costs.
The movement to $5 million income on the UK plan in 2012 from a $6 million cost in 2011 was primarily due to higher asset returns partially offset by higher amortization of unrecognized actuarial losses and increased interest cost.
On the US plan, the movement to a $4 million income in 2013 from a $3 million cost in 2012 was primarily due to higher asset returns.
The 2012 US pension cost was $3 million higher compared with 2011 was primarily due to an increase in amortization of unrecognized actuarial losses partially offset by higher asset returns.

See 'Contractual Obligations' below for further information on our obligations relating to our pension plans.
Acquisitions and Disposals
In first quarter 2014 the Company agreed to acquire Charles Monat Limited, a market-leading life insurance solutions adviser to high net worth clients. The acquisition represents a key enhancement to our expanding Global Wealth Solutions practice, particularly in Asia, however completion of the transaction is currently subject to regulatory approval.
During first quarter 2014 the Company disposed of Insurance Noodle, a small online wholesale business in Willis North America, to Insureon.
In fourth quarter 2013 the Company acquired the employee benefits consulting division of Capital Strategies Group, Inc. based in Birmingham, Alabama. We disposed of the trade and assets associated with Willis of Northern New England to a small Maine-based broker specializing in attorneys, not-for-profit organizations, hospitals and contractors.
In third quarter 2013, the Company disposed of the trade and assets associated with CBT, our book of small commercial clients in the UK, to Chesham Insurance Brokers.
In second quarter 2013, the Company acquired 100 percent of PPH Limited and its subsidiary Prime Professions Limited (together referred to as Prime Professions), a leading UK based professional indemnity insurance broker, at a cost of $29 million.
In first quarter 2013, the Company acquired 100 percent of CBC Broker Srl, an Italian broker, at a cost of $1 million.

Business discussion

Management Structure
During first quarter 2014 we announced changes to the structure of our UK-based insurance operations, combining our Global Specialty insurance business with the Willis UK retail business to create a market leading client proposition. Following this change, effective January 1, 2014, UK retail, previously reported as part of our International reporting segment will be reported in our Global reporting segment.
In addition, effective January 1, 2014 Mexico which was previously reported within our North America reporting segment, will be reported in our International reporting segment, Placement which was previously reported as part of our Global reporting segment will be reported within Corporate and other, and our US Captive consulting business and Facultative reinsurance businesses, which were previously reported as part of our North America reporting segment will be reported in our Global reporting segment.

Willis Group Holdings plc

Business Strategy

Today we operate in attractive growth markets with a diversified platform across geographies, industries, segments and lines of business. We aim to become the risk advisor, insurance and reinsurance broker of choice globally.

We will achieve this by being completely focused on:

•	where we compete and that means the areas where we can succeed by:

◦	Geography - we will re-balance our business mix towards faster growing geographies, with both developed and developing markets

◦	Client Segmentation - we will segment our client offering to provide distinct offerings to different types of client, focusing on the value we provide to our clients

◦	Sector - we will build business lines around our industry and sector strength e.g. Human Capital and Employee Benefits.

•	How we compete which will be centered on meeting the needs of our client by:

◦	Connection - leading to more cross-selling

◦	Innovation - competing on analytics and innovation

◦	Investment - focusing on earnings accretion, competitive position and fit

Through these strategies we aim to grow revenue with positive operating leverage, grow cash flows and generate compelling returns for investors.

Business discussion

REVIEW OF CONSOLIDATED RESULTS
The following table is a summary of our revenues, operating income (loss), operating margin, net income (loss) and diluted earnings per share (in millions, except per share data and percentages):

	Year Ended December 31,
	2013	2012	2011
REVENUES
Commissions and fees	$3,633	$3,458	$3,414
Investment income	15	18	31
Other income	7	4	2
Total revenues	3,655	3,480	3,447
EXPENSES
Salaries and benefits	(2,207)	(2,475)	(2,087)
Other operating expenses	(616)	(581)	(656)
Depreciation expense	(94)	(79)	(74)
Amortization of intangible assets	(55)	(59)	(68)
Goodwill impairment charge	—	(492)	—
Net gain (loss) on disposal of operations	2	(3)	4
Total expenses	(2,970)	(3,689)	(2,881)
OPERATING INCOME (LOSS)	685	(209)	566
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	—	(171)
Loss on extinguishment of debt	(60)	—	—
Interest expense	(126)	(128)	(156)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	499	(337)	239
Income taxes	(122)	(101)	(32)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	377	(438)	207
Interest in earnings of associates, net of tax	—	5	12
INCOME (LOSS) FROM CONTINUING OPERATIONS	377	(433)	219
Discontinued operations, net of tax	—	—	1
NET INCOME (LOSS)	377	(433)	220
Less: net income attributable to noncontrolling interests	(12)	(13)	(16)
NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$365	$(446)	$204

Salaries and benefits as a percentage of total revenues	60.4%	71.1%	60.5%
Other operating expenses as a percentage of total revenues	16.9%	16.7%	19.0%
Operating margin (operating income (loss) as a percentage of total revenues)	18.7%	(6.0)%	16.4%
Diluted earnings per share from continuing operations	$2.04	$(2.58)	$1.15
Average diluted number of shares outstanding	179	173	176

Willis Group Holdings plc

Consolidated Results for 2013 compared to 2012
Revenues
Total revenues by segment for 2013 and 2012 are shown below (millions, except percentages):

				Change attributable to:
Year ended December 31,	2013	2012	% Change	Foreign currency translation	Acquisitions and disposals	Organic commissions and fees growth(a)

Global	$1,188	$1,124	5.7%	(0.9)%	1.0%	5.6%
North America(b)	1,377	1,306	5.4%	(0.1)%	0.6%	4.9%
International(c)	1,068	1,028	3.9%	(0.2)%	—%	4.1%
Commissions and fees	$3,633	$3,458	5.1%	(0.3)%	0.5%	4.9%
Investment income	15	18	(16.7)%
Other income	7	4	75.0%
Total revenues	$3,655	$3,480	5.0%
_________________

(a)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

(b)
North America commissions and fees in 2013 included the positive impact of a $5 million adjustment to align the recognition of revenue in the North America Personal Lines business with the rest of the Group.

(c)	International commissions and fees in 2013 included the negative impact of a $15 million adjustment to align the recognition of revenue in China with the rest of the Group.

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited.

Total revenues increased by $175 million, or 5.0 percent, in 2013 compared to 2012. This was primarily due to 5.1 percent growth in commissions and fees and an increase of $3 million in other income arising from the disposal of books of business, partially offset by a $3 million decrease in investment income due to continued falling yields on deposits.

Total commissions and fees in 2013 were $3,633 million, up $175 million, or 5.1 percent, from $3,458 million in 2012. This increase was due to organic growth of 4.9 percent and growth through acquisitions and disposals of 0.5 percent partially offset by negative foreign currency movements of $13 million or 0.3 percent.
Organic growth of 4.9 percent was driven by low double-digit new business growth tempered by lost business.
Commissions and fees were reduced by a net $9 million impact of two revenue recognition adjustments in the North America and International segments discussed below.
The Global segment reported 5.7 percent growth in commissions and fees, comprising 5.6 percent organic growth and a net 1.0 percent growth from acquisitions and disposals mainly due to Prime Professions which was acquired in second quarter 2013. This growth was partially offset by a 0.9 percent negative impact from foreign currency translation.
Organic commissions and fees growth of 5.6 percent was led by high single-digit growth in Reinsurance, where all the divisions reported positive growth. Global Specialties reported mid single-digit growth primarily due to strong growth from Financial and Executive Risk, and P&C and Construction. Willis Capital Markets & Advisory performed solidly but was down compared to the very strong result it recorded in 2012 relating to meaningfully higher volumes of advisory fees and catastrophe bond deals.
The North America segment reported 5.4 percent growth in commissions and fees compared to 2012. This comprised organic growth of 4.9 percent and acquisitions of 0.6 percent from Avalon Actuarial Inc., which was acquired at the end of fourth quarter 2012, partially offset by a negative 0.1 percent impact from foreign currency translation. Organic growth in commissions and fees was positively impacted by a $5 million adjustment to align the recognition of revenue in the North America Personal Lines business with the rest of the Group.
Organic growth was driven by double-digit new business growth and increased client retention levels compared to 2012. Growth was achieved across all of our North America regions, led by the Metro, Midwest, Canada and CAPPPS regions.

Business discussion

Similarly, most of the major practice groups recorded positive growth including mid-single digit growth in our two largest practices, Human Capital and Construction.
The International segment reported 3.9 percent growth in commissions and fees compared with 2012, comprising 4.1 percent organic growth slightly offset by a 0.2 percent negative impact from foreign currency translation. Organic growth in commissions and fees included the negative impact of a $15 million adjustment to align the recognition of revenue in China with the rest of the Group.
Organic growth was led by double-digit growth in our Latin America region and high single-digit growth in Eastern Europe. We reported low single-digit growth in Western Europe, despite the generally weak economic conditions within the region. Despite the negative impact of the $15 million revenue adjustment, we recorded good growth in Asia, predominantly in Hong Kong and Singapore. We also reported low single-digit growth in Australasia.
Organic commissions and fees growth by segment is discussed further in 'Review of Segmental Results', below.
Salaries and Benefits
Salaries and benefits were $268 million, or 10.8 percent, lower in 2013 compared with 2012. Foreign currency movements lowered salaries and benefits by $9 million, or 0.4 percent.
In 2012 we recorded a $452 million charge as a result of the change in remuneration policy for future incentive awards and the elimination of the repayment requirement on past awards. Excluding the impact of this change and foreign currency movements, salaries and benefits were up by $193 million or 9.5 percent. This increase is primarily due to annual salary reviews, increased headcount due to targeted investments, increased incentives from the change in remuneration policy and growth in commissions and fees, and an additional charge to increase the 401(k) match. It also includes $29 million relating to the Expense Reduction Initiative that was undertaken in first quarter 2013 (see 'Executive Summary - Expense Reduction Initiative' section above for further details).
Other Expenses
Other operating expenses were $35 million, or 6.0 percent, higher in 2013 compared with 2012. The $35 million increase includes $12 million of costs that were incurred in first quarter 2013 as part of our Expense Reduction Initiative (see 'Executive Summary - Expense Reduction Initiative' above for details).

The remaining $23 million increase was primarily due to higher business development costs, consulting and professional fees to assist us in our growth initiatives, and marketing costs.
Depreciation expense was $94 million in 2013, compared with $79 million in 2012. The increase of $15 million includes $5 million which was incurred in first quarter 2013 relating to the rationalization of property and systems as part of our Expense Reduction Initiative (see 'Executive Summary - Expense Reduction Initiative' above for details). The remaining $10 million increase is primarily due to a number of significant information technology related projects becoming operational during the year and the write-off of replaced systems and other assets.
Amortization of intangible assets was $55 million in 2013, a reduction of $4 million compared to 2012. The decrease primarily reflects the ongoing reduction in the HRH acquisition amortization.
Net gain on disposal of operations of $2 million was related principally to the disposal of our share in an Iberian associate.

Loss on Extinguishment of Debt
The Company incurred total losses on extinguishment of debt of $60 million during the year ended December 31, 2013. This was made up of a tender premium of $65 million, the write-off of unamortized debt issuance costs of $2 million and a credit for the reduction of the fair value adjustment on 5.625% senior notes due 2015 of $7 million.

Willis Group Holdings plc

Income Taxes

The effective tax rate on ordinary income for 2013 was 20 percent, compared with 25 percent for 2012. The effective tax rate on ordinary income is calculated before the impact of certain discrete items. Discrete items occurring in 2013 with a significant impact on the tax rate were:

•
an incremental US tax expense of $9 million recorded after the taking into account the impact of adjustments to the valuation allowance placed against US deferred tax assets, US costs of $16 million associated with the Expense Reduction Initiative, and US costs of $61 million associated with the extinguishment of debt;

•	further non-US costs of $30 million associated with the Expense Reduction Initiative that are generally relieved at a rate higher than the underlying rate;

•	a net benefit of $4 million associated with a reduction in the corporation tax rate being applied to temporary tax differences in the UK;

•	a net benefit of $7 million associated with a change in the recognition of unrecognized tax benefits outside of the US; and

•	a net expense of $1 million associated with tax on profits of prior periods to bring in line the Company’s tax provision to filed tax positions.
Including the impact of discrete items, the tax rate for 2013 was 24 percent. This compares to a tax charge of $101 million recorded on the net loss from continuing operations of $337 million in 2012.

Interest in Earnings of Associates, net of Tax

The majority of our interest in earnings of associates relates to our share of ownership of Gras Savoye, the leading broker in France. Interest in earnings of associates, net of tax, in 2013 was $nil compared to $5 million in 2012. The decline was mainly driven by lower net income recorded in Gras Savoye due to the costs recognized in relation to a reorganization program undertaken in the year designed to drive growth in revenues and operational efficiencies.
Consolidated Results for 2012 compared to 2011
Revenues

				Change attributable to:
Year ended December 31,	2012	2011	% Change	Foreign currency translation	Acquisitions and disposals	Organic commissions and fees growth(a)

Global	$1,124	$1,073	4.8%	(1.3)%	—%	6.1%
North America	1,306	1,314	(0.6)%	—%	—%	(0.6)%
International	1,028	1,027	0.1%	(4.8)%	—%	4.9%
Commissions and fees	$3,458	$3,414	1.3%	(1.8)%	—%	3.1%
Investment income	18	31	(41.9)%
Other income	4	2	100.0%
Total revenues	$3,480	$3,447	1.0%
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

Business discussion

Total revenues increased by $33 million, or 1.0 percent, in 2012 compared to 2011, including 3.1 percent growth in organic commissions and fees partially offset by a $59 million, or 1.8 percent, negative impact from foreign exchange and a $13 million decrease in investment income due to continued falling yields on deposits.

Total commissions and fees in 2012 were $3,458 million, up $44 million, or 1.3 percent, from $3,414 million in 2011. Foreign currency movements negatively impacted commissions and fees by 1.8 percent. Organic commissions and fees growth was 3.1 percent.

New business growth was in the double-digits and there were modest benefits in the year from improving rates in certain business lines and geographies; these positive movements were however, offset by a slight increase in lost business.

The Global segment reported 4.8 percent growth in commissions and fees, comprising 6.1 percent organic growth in commissions and fees and a 1.3 percent negative impact from foreign currency translation. Organic commissions and fees growth of 6.1 percent was led by high single-digit growth across Reinsurance and Willis Faber & Dumas. Global Specialties reported low single-digit growth as strong growth from our Marine, Energy, Financial Solutions, and Construction specialties were partially offset by declines in Aerospace, which continues to be hampered by competitive pricing and a soft rate environment.
The North America segment reported a 0.6 percent decline in organic commissions and fees, compared to 2011. Whilst new business levels were higher than in 2011 resulting in growth in certain regions and business segments, these were more than offset by lower Loan Protector revenues, the impact of the weakened economy, which negatively impacted our Construction and Human Capital practice groups, and a modest decrease in client retention levels.
The International segment reported essentially flat growth in commissions and fees compared with 2011, comprising 4.9 percent organic commissions and fees growth and a 4.8 percent negative impact from foreign currency translation. Organic growth in commissions and fees was led by double digit growth in our Latin America region, supported by high single-digit growth in Asia and Eastern Europe. Our Western Europe operations reported low single-digit growth despite the continued weakness of economies within the Eurozone.
Investment income in 2012 at $18 million was $13 million lower than in 2011, primarily due to declining net yields on cash and cash equivalents. Organic commissions and fees growth by segment is discussed further in 'Review of Segmental Results', below.
Salaries and Benefits

Salaries and benefits increased by $388 million, or 18.6 percent, in 2012 compared with 2011. Foreign currency movements lowered salaries and benefits by $34 million, or 1.6 percent. The year-on-year net favorable impact from foreign currency translation was driven primarily by the movement of the US dollar against the pound sterling (in which our London Market based operations incur the majority of their expenses).

Excluding the impact of foreign exchange, salaries and benefits increased by $422 million, or 20.2 percent, compared with 2011 primarily due to the $452 million expense recognized as a result of the change in remuneration policy for future incentive awards and the elimination of the repayment requirement on past awards; an approximate $55 million increase in salaries, including associated taxes and benefits, resulting from new hires and annual pay reviews; increases in incentives linked to production; long term incentive plans and the amortization of cash retention awards. These increases were partially offset by the $135 million expense recognized in salaries and benefits associated with the 2011 Operational Review and lower defined benefit pension plan expenses.
Other Expenses
Other operating expenses were $75 million, or 11.4 percent, lower in 2012 compared with 2011. Foreign currency movements positively impacted expenses by $35 million, or 5.3 percent.
Excluding the impact of foreign exchange, other operating expenses decreased by $40 million or 6.1 percent compared with 2011 primarily due to the non-recurrence of the $73 million expense recognized in other operating expenses associated with the 2011 Operational Review and the $10 million insurance recovery in 2012 related to the previously disclosed fraudulent activity, partially offset by increases in certain other costs, including provisioning for bad debts and higher technology expenditure.

Willis Group Holdings plc

Depreciation expense was $79 million in 2012, compared with $74 million in 2011. The increase is primarily due to a number of information technology related projects becoming operational at the end of 2011 and during first half 2012 partially offset by $5 million depreciation charge incurred in 2011 related to the Operational Review.
Amortization of intangible assets was $59 million in 2012, a reduction of $9 million compared to 2011. The decrease primarily reflects the ongoing reduction in the HRH acquisition amortization.
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

Business discussion

Interest in Earnings of Associates, net of Tax

The majority of our interest in earnings of associates relates to our share of ownership of Gras Savoye, the leading broker in France. Interest in earnings of associates, net of tax, in 2012 was $5 million compared to $12 million in 2011. The decline was mainly driven by a reduction in net income reported by our principal associate, Gras Savoye.
Similar to many businesses located in the Eurozone, Gras Savoye's operations are being pressured by the economic conditions. In addition, Gras Savoye appointed a new CEO and began undergoing a business review that was designed to drive growth in revenues and improve operational efficiencies.
Discontinued Operations, net of Tax
There were no discontinued operations in 2012.
In 2011 the Company disposed of Global Special Risks, LLC, Faber & Dumas Canada Ltd and the trade and assets of Maclean, Oddy & Associates, Inc. The gain (net of tax) on this disposal was $2 million.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity

We believe that our balance sheet and strong cash flow provide us with the platform and flexibility to remain committed to our cash allocation strategy of:

•investing in the business for growth;
•value-creating merger and acquisition activity;
•generating a steadily rising dividend; and
•the repurchase of shares.

Our principal sources of liquidity are cash from operations, available cash and cash equivalents and amounts available under our three revolving credit facilities, excluding the UK facility which is solely for use by our main regulated UK entity in certain exceptional circumstances.

Our principal short-term uses of liquidity and capital resources are operating expenses, capital expenditures, shareholder returns, funding defined benefit pension plans and the repurchase of shares.

Our long-term liquidity requirements consist of the principal amount of outstanding notes; borrowings under our 7-year term loan and revolving credit facilities; and our pension contributions as discussed below.

As at December 31, 2013 cash and cash equivalents were $796 million, an increase of $296 million compared to December 31, 2012. Included within cash and cash equivalents is $707 million available for corporate purposes and $89 million held within our regulated UK entities for regulatory capital adequacy requirements.

Cash flows from operating activities increased to $561 million in 2013 from $525 million in 2012. In addition, funds were also provided from the disposal of fixed and intangible assets $12 million (2012: $5 million), $155 million proceeds from the issue of shares (2012: $53 million), and $20 million proceeds from the disposal of operations (2012: $nil).

As at December 31, 2013 there was $nil drawn down on the revolving credit facilities (2012: $nil).

The primary uses of funds during 2013 included $346 million of cash incentive award payments relating to 2012, $193 million related to payments of dividends, $150 million cash contributions, including employees' salary sacrifice contributions, to our defined benefit schemes, capital expenditures of $112 million related to leasehold improvements, information technology and transformation projects, $30 million for the acquisition of Prime Professions and CBC Broker Srl, and a $4 million cash payment to acquire the remaining noncontrolling interest in our Colombia reinsurance operation.

Willis Group Holdings plc

Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for the next twelve months.
The Company is authorized to buy back its ordinary shares by way of redemption, and intends to buy back $200 million shares in 2014 to offset the increase in shares from the exercise of employee stock options.
The impact of movements in liquidity, debt and EBITDA in 2013 had a negative impact on the interest coverage ratio and a positive impact on the leverage ratio. Both ratios remain well within the requirements of the revolving credit facility covenants.

Debt
Total debt, total equity and the capitalization ratio at December 31, 2013 and 2012 were as follows (in millions, except percentages):

	December 31, 2013	December 31, 2012
Long-term debt	$2,311	$2,338
Short-term debt and current portion of long-term debt	$15	$15
Total debt	$2,326	$2,353
Stockholders' equity	$2,215	$1,699
Capitalization ratio	51.2%	58.1%
On July 23, 2013 we entered into an amendment to our existing credit facilities to extend both the amount of financing and the maturity date of the facilities. As a result of this amendment, our revolving credit facility was increased from $500 million to $800 million. The maturity date on both the revolving credit facility and the $300 million term loan was extended to July 23, 2018, from December 16, 2016. At the amendment date we owed $281 million on the term loan and there was no change to this amount as a result of the refinancing.
The 7-year term loan facility expiring 2018 bears interest at LIBOR plus 1.50% and is repayable in quarterly installments and a final repayment of $186 million is due in the third quarter of 2018. In 2013, we made $15 million of mandatory repayments against this 7-year term loan. Drawings under the $800 million revolving credit facility bear interest at LIBOR plus 1.50%. These margins apply while the Company’s debt rating remains BBB-/Baa3. As of December 31, 2013 $nil was outstanding under this revolving credit facility (December 31, 2012: $nil).
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
The Company incurred total losses on extinguishment of debt of $60 million during the year ended December 31, 2013. This was made up of a tender premium of $65 million, the write-off of unamortized debt issuance costs of $2 million and a credit for the reduction of the fair value adjustment on 5.625% senior notes due 2015 of $7 million.
The agreements relating to our 7-year term loan facility expiring 2018 and the revolving $800 million credit facility contain requirements to maintain maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA and minimum level of consolidated EBITDA to consolidated cash interest expense, subject to certain adjustments. In addition, the agreements relating to our credit facilities and senior notes include, in the aggregate covenants relating to the delivery of financial statements, reports and notices, limitations on liens, limitations on sales and other disposals of assets, limitations on indebtedness and other liabilities, limitations on sale and leaseback transactions, limitations on mergers and other fundamental changes, maintenance of property, maintenance of insurance, nature of business, compliance with applicable laws, maintenance of corporate existence and rights, payment of taxes and access to information and properties. At December 31, 2013, the Company was in compliance with all covenants.
These refinancing actions have lengthened our debt maturity profile. At December 31, 2013, we had $nil outstanding under the $800 million facility (December 31, 2012: $nil), the UK $20 million facility (December 31, 2012: $nil) and the RMB facility

Business discussion

(December 31, 2012: $nil). At December 31, 2013 the only mandatory debt repayments falling due over the next 12 months are scheduled repayments on our 7-year term loan totaling $15 million.
Pensions
UK plan
The Company made cash contributions of $88 million in 2013 (2012: $80 million) into the UK defined benefit pension plan, and $12 million (2012: $12 million) in respect of employees' salary sacrifice contributions.
Contributions to the UK defined benefit pension plan in 2014 are expected to total $83 million, of which approximately $23 million relates to on-going contributions calculated as 15.9 percent of active plan members’ pensionable salaries and approximately $60 million relates to contributions towards funding the deficit. Additionally $12 million will be made in respect of employees' salary sacrifice contributions.
In addition, further contributions may be payable based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks and special dividends). Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($517 million) over the six years ended December 31, 2017.
The schedule of contributions is automatically renegotiated after three years and at any earlier time jointly agreed by the Company and the Trustee. During 2014 we will be required to negotiate a new funding arrangement which may change the contributions we are required to make in the future.
US plan
We made cash contributions to our US defined benefit plan of $40 million in 2013 and in 2012.
We will make cash contributions of approximately $30 million to the US plan in 2014.
Other defined benefit pension plans
We made cash contributions to our other defined benefit pension plans of $10 million in 2013 and $11 million 2012.
In 2014, we expect to contribute approximately $9 million to these schemes.

Willis Group Holdings plc

Cash flow
Summary consolidated cash flow information (in millions):

	Year Ended December 31,
	2013	2012	2011
Cash provided by operating activities
Net cash provided by continuing operating activities	$561	$525	$441
Net cash used in discontinued operations	—	—	(2)
Total net cash provided by operating activities	561	525	439
Cash flows from investing activities
Total net cash used in continuing investing activities	(120)	(172)	(101)
Cash flows from financing activities
Total net cash used in continuing financing activities	(137)	(291)	(214)
Increase in cash and cash equivalents	304	62	124
Effect of exchange rate changes on cash and cash equivalents	(8)	2	(4)
Cash and cash equivalents, beginning of year	500	436	316
Cash and cash equivalents, end of year	$796	$500	$436
This summary consolidated cash flow should be viewed in addition to, not in lieu of, the Company’s consolidated financial statements.
Consolidated Cash Flow for 2013 compared to 2012
Operating Activities
Net cash provided by operating activities in 2013 increased by $36 million to $561 million compared with 2012.
The $561 million cash from operations comprises net income of $377 million, net $313 million of non-cash adjustments to reconcile net income to cash provided by operating activities and working capital movements
The non-cash adjustments included depreciation, amortization of intangible assets, share-based compensation, gain on derivative instruments, provision for deferred income taxes and the tender premium on early redemption of our debt, which is presented as a financing cash item.
Movements in working capital included $346 million of incentive payments and $150 million cash contributions (including $12 million for employees’ salary sacrifice) to our defined benefit pension schemes. Additionally, there was a $116 million increase in accounts receivable, as revenue recognized in 2013 was greater than cash collection, and $445 million positive movement in other liabilities which included incentives accrued during 2013 that will be paid in 2014.
The $36 million increase in cash provided by operating activities in 2013 compared to 2012 was primarily driven by favorable movements in working capital versus the prior year.
Investing Activities
Net cash used in investing activities in 2013 was $120 million including, capital expenditure of $112 million, cash used to purchase subsidiaries, intangible assets and other investments of $44 million partly offset by $12 million cash received from the sale of fixed and intangible assets and $24 million of proceeds from the disposal of operations and the sale of the Company’s holding in a Spanish associate company.
Financing Activities
Net cash used in financing activities in 2013 was $137 million primarily due to total dividends paid, including dividends paid to noncontrolling interests, of $203 million, a net $72 million outflow in relation to the refinancing in the third quarter 2013, discussed below, and $15 million of mandatory repayments against the term loan offset by cash receipts of $155 million from the issue of shares.

Business discussion

The refinancing during 2013 resulted in a net cash outflow of $72 million which included: $521 million cash paid to repurchase $202 million of 5.625% senior notes due 2015, $206 million of 6.200% senior notes due 2017 and $113 million of 7.000% senior notes due 2019, the tender premium of $65 million and debt issuance costs of $8 million; this was primarily funded by $522 million cash inflow from senior notes issued, discussed earlier, and free operating cash flows.
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
Financing Activities
Total net cash used in continuing financing activities was $291 million in 2012 compared to $214 million in 2011. The $77 million increase in cash used was the result of the $100 million cash outflow relating to the repurchase of 2.8 million shares during 2012 and the $30 million year-on-year increase in payments made to acquire noncontrolling interests including, Gras Savoye Re, and our Columbian retail operation; partially offset by the reduction in repayments of debt, net of the refinancing during 2011.
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
Financing Activities
Total net cash used in continuing financing activities was $214 million in 2011 compared with $293 million in 2010. We issued $800 million of new debt in March 2011 and net proceeds of approximately $787 million were used to repurchase and redeem $500 million of 12.875% senior notes due 2016. As part of this debt refinancing we made a $158 million make-whole payment on the redemption of our 12.875% senior notes due 2016. Other significant financing activities in 2011 included refinancing our bank facility in December 2011, dividend payments of $180 million and receipt of $60 million from the issue of shares.

Willis Group Holdings plc

Own funds
As of December 31, 2013, we had cash and cash equivalents of $796 million, compared with $500 million at December 31, 2012. Additionally, $822 million was available to draw under our revolving credit facilities at December 31, 2013, compared with $520 million at December 31, 2012.
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
Fiduciary funds are generally required to be kept in certain regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity; such funds are not available to service the Company’s debt or for other corporate purposes. Notwithstanding the legal relationships with clients and insurers, the Company is entitled to retain investment income earned on fiduciary funds in accordance with industry custom and practice and, in some cases, as supported by agreements with insureds. As of December 31, 2013, we had fiduciary funds of $1.7 billion, compared with $1.8 billion at December 31, 2012.
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

As of February 14, 2014 there remains approximately $824 million available to purchase common shares under the current authorization.
The Company intends to buy back $200 million in shares in 2014 to offset the increase in shares outstanding resulting from the exercise of employee stock options. The buybacks will be made in the open market or through privately-negotiated transactions, from time to time, depending on market conditions.
The share buy back program may be modified, extended or terminated at any time by the Board of Directors.
Dividends
Cash dividends paid in 2013 were $193 million compared with $185 million in 2012 and $180 million in 2011. In February 2014, we declared a quarterly cash dividend of $0.30 per share, an annual rate of $1.20 per share, an increase of 7.1 percent over the prior 12 month period.

Business discussion

REVIEW OF SEGMENTAL RESULTS
We organize our business into three segments: Global, North America and International. Our Global business provides specialist brokerage and consulting services to clients worldwide for risks arising from specific industries and activities. North America and International comprise our retail operations and provide services to small, medium and major corporations.
The following table is a summary of our operating results by segment for the three years ended December 31, 2013 (in millions except percentages):

	2013			2012			2011
	Revenues	Operating Income	Operating Margin	Revenues	Operating Income (Loss)	Operating Margin	Revenues	Operating Income	Operating Margin
Global	$1,191	$334	28.0%	$1,129	$372	32.9%	$1,082	$352	32.5%
North America	1,386	269	19.4%	1,313	240	18.3%	1,323	271	20.5%
International	1,078	181	16.8%	1,038	183	17.6%	1,042	221	21.2%
Total Retail	2,464	450	18.3%	2,351	423	18.0%	2,365	492	20.8%
Corporate & Other	—	(99)	n/a	—	(1,004)	n/a	—	(278)	n/a
Total Consolidated	$3,655	$685	18.7%	$3,480	$(209)	(6.0)%	$3,447	$566	16.4%
Global
Our Global operations comprise Global Specialties, Willis Re, Placement, and Willis Capital Markets & Advisory (WCMA).
The following table sets out revenues, operating income, organic commissions and fees growth and operating margin for the three years ended December 31, 2013 (in millions, except percentages):

	2013	2012	2011
Commissions and fees	$1,188	$1,124	$1,073
Investment income	3	5	9
Total revenues	$1,191	$1,129	$1,082
Operating income	$334	$372	$352
Revenue growth	5.5%	4.3%	8.6%
Organic commissions and fees growth (a)	5.6%	6.1%	6.6%
Operating margin	28.0%	32.9%	32.5%
_________________

(a)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

2013 compared to 2012
Revenues
Commissions and fees of $1,188 million were $64 million, or 5.7 percent, higher in 2013 compared with 2012. The increase includes organic growth of 5.6 percent and 1.0 percent growth from acquisitions and disposals, most notably from the acquisition of Prime Professions in second quarter 2013, partially offset by a 0.9 percent negative impact from foreign currency movements.
The 5.6 percent organic growth in commissions and fees was driven by strong new business growth and higher client retention levels compared with the year ago period, partially offset by lost business. Rates had no material impact on commissions and fees.
Willis Re reported high single-digit growth, with North America leading the way with double-digit results. New business was strong across all three divisions and we reported increased client retention levels compared to the prior year.
Specialty reported mid single-digit growth, with solid performance in our Financial and Executive Risk, and P&C and Construction. Growth from new business was solid and we saw increased client retention levels compared to 2012.

Willis Group Holdings plc

Willis Capital Markets & Advisory performed solidly but was down compared to the very strong result it recorded in 2012 relating to meaningfully higher volumes of advisory fees and catastrophe bond deals.
Client retention levels improved to 91.9 percent for 2013, compared with 90.3 percent for 2012.
Expenses
Total operating expenses of $857 million were $100 million, or 13.2 percent, higher for 2013 compared with 2012. Excluding the $8 million, or 1.1 percent, impact of favorable foreign currency movements, total operating expenses increased $108 million or 14.3 percent.
The year-on-year growth in expenses was primarily due to higher salaries and benefits as a result of increased incentives from the change in remuneration policy and growth in commissions and fees. In addition, this increase also included the impact of the increase in headcount relative to the prior year, annual salary reviews and higher charges for share-based compensation.
Other expenses also increased compared to 2012 due to higher travel, accommodation and client entertaining costs to support business development and increased professional fees related to the strategic review of the segment.
Operating margin

Full year operating margin was 28.0 percent in 2013 and 32.9 percent in 2012. The decline was driven by the additional expenses discussed above, partially offset by solid commissions and fees growth.
2012 compared to 2011
Revenues
Commissions and fees of $1,124 million were $51 million, or 4.8 percent, higher in 2012 compared with 2011. Foreign exchange movements had a net 1.3 percent negative impact on commissions and fees; organic growth was 6.1 percent.
Organic growth included positive growth across Reinsurance, Global Specialties, Willis Faber & Dumas and WCMA, as strong new business and higher one-off transactions, primarily in WCMA, were partially offset by increases in lost business.
Organic growth in Global Specialties was led by strong performances from Energy, Marine, Financial Solutions and Construction Specialties reflecting single-digit net new business. This growth was partially offset by declines in Aerospace, which continued to be negatively impacted by competitive pricing and rate decreases.
Reinsurance reported mid single-digit growth in 2012, as growth in the International, Specialty and North America divisions was partially offset by the non-recurrence of a fee related to a 2011 profitability initiative. Rates had a modest positive impact on commission and fees in the year.
Willis Faber & Dumas also reported mid-single digit growth in 2012.WCMA is a transaction-oriented business and its results are more variable than some of our other businesses. In 2012 we reported significantly higher organic commissions and fees than in 2011. Growth in the WCMA business was positively impacted by a higher volume of advisory and catastrophe bond deals closing during the year.
Client retention levels declined to 90.3 percent for 2012, compared with 91.3 percent for 2011.
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
The following table sets out revenues, operating income, organic commissions and fees growth and operating margin for the three years ended December 31, 2013 (in millions, except percentages):

	2013	2012	2011
Commissions and fees (a)	$1,377	$1,306	$1,314
Investment income	2	3	7
Other income (b)	7	4	2
Total revenues	$1,386	$1,313	$1,323
Operating income	$269	$240	$271
Revenue growth	5.6%	(0.8)%	(4.5)%
Organic commissions and fees growth (c)	4.9%	(0.6)%	(3.5)%
Operating margin	19.4%	18.3%	20.5%
_________________

(a)	Commissions and fees included a positive $5 million adjustment to align the recognition of revenue in the North America Personal Lines business with the rest of the Group.

(b)
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

2013 compared to 2012
Revenues
Commissions and fees of $1,377 million were $71 million, or 5.4 percent, higher in 2013 compared with 2012.
This increase was primarily due to organic growth of 4.9 percent and 0.6 percent positive impact from the acquisition of Avalon Actuarial, Inc. in fourth quarter 2012 partially offset by a 0.1 percent negative impact from foreign currency movements.
Commissions and fees included a positive $5 million adjustment to align the recognition of revenue in the North America Personal Lines business with the rest of the Group.
The 4.9 percent organic growth in commissions and fees was driven by strong new business growth and higher client retention levels compared with the year ago period, partially offset by lost business. Rates had a small positive impact on the full year's commissions and fees.
Growth was achieved across all our North America regions, led by the Metro, Midwest, Canada and CAPPPS regions. This was attributed to new business growth as well as increased client retention rates in almost all regions.
Similarly, most of the major practice groups recorded positive growth. Our two largest practices, Human Capital and Construction, recorded mid single-digit growth and in our other practices we recorded high single-digit growth in Real Estate and low single-digit growth in Financial & Executive Risks, Healthcare and Manufacturing.
Client retention levels were 92.0 percent in 2013 compared with 90.7 percent in 2012.

Expenses
Total operating expenses of $1,117 million were $44 million or 4.1 percent, higher for 2013 compared to 2012.
The year-on-year growth is primarily due to higher salaries and benefits most notably as a result of annual salary reviews. Salaries and benefits were also impacted by a higher incentives charge as a result of higher commissions and fees and the

Willis Group Holdings plc

change in remuneration policy, and additional 401(k) match and medical charges, partially offset by lower charges for share-based compensation and pensions.
In addition, there was an increase in other expenses due to a $6 million write-off of a receivable related to a non-E&O settlement, professional fees related to the strategic review of the segment, and higher travel and accommodation expense to support revenue growth and client retention, partially offset by a $4 million insurance premium accrual reversal.
Foreign currency movements had no material impact on expenses.
Operating margin

Operating margin in North America was 19.4 percent in 2013 compared with 18.3 percent in 2012 driven by solid commissions and fees growth.
2012 compared to 2011
Revenues
Commissions and fees of $1,306 million were $8 million, or 0.6 percent, lower in 2012 compared with 2011.
Organic commissions and fees growth declined 0.6 percent in 2012 compared with 2011, whilst new business levels were higher than in 2011, resulting in growth in certain regions and business segments. These were more than offset by lower Loan Protector revenues and the impact of the weakened economy.
The decline in the financial performance of our Loan Protector business had a 0.8 percent negative impact on North America organic growth in commissions and fees and negatively impacted the segment's revenue by $10 million. The Loan Protector decline was driven by the loss of clients through attrition and M&A activity, industry-wide commission pressures and a slowdown in business in its specialized market in the US in 2011.
Client retention levels were 90.7 percent in 2012 compared with 91.5 percent in 2011.
Operating margin

Operating margin in North America was 18.3 percent in 2012 compared with 20.5 percent in 2011, reflecting the adverse impact from the 0.6 percent decline in organic commissions and fees growth discussed above, a $4 million reduction in investment income due to declining yields, and increases to incentive expenses, production linked awards and share-based compensation. These were partly offset by a reduction to other expenses, including lower premises costs and a reduction in E&O provisions.

Business discussion

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
The following table sets out revenues, operating income, organic commissions and fees growth and operating margin for the three years ended December 31, 2013 (in millions, except percentages):

	2013	2012	2011
Commissions and fees (a)	$1,068	$1,028	$1,027
Investment income	10	10	15
Total revenues	$1,078	$1,038	$1,042
Operating income	181	183	221
Revenue growth	3.9%	(0.4)%	9.6%
Organic commissions and fees growth (b)	4.1%	4.9%	4.8%
Operating margin	16.8%	17.6%	21.2%
________________

(a)	Commissions and fees in 2013 included a negative $15 million adjustment to align the recognition of revenue in China with the rest of the Group.

(b)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

2013 compared to 2012
Revenues
Commissions and fees of $1,068 million were $40 million, or 3.9 percent, higher in 2013 compared with 2012. Organic commissions and fees growth was 4.1 percent partially offset by 0.2 percent negative impact from foreign currency movements.
Organic growth included double-digit new business growth partly offset by lost business. Rates had no significant impact on commissions and fees.
Commissions and fees included the negative impact of a $15 million adjustment to align the recognition of revenue in China with the rest of the Group.
Latin America reported double-digit growth arising primarily from Brazil and Venezuela which was partially offset by a double-digit decline in Colombia.
Asia reported low-single digit growth. We recorded good growth throughout the region especially in Hong Kong and Korea, however the negative $15 million revenue recognition adjustment partially offset these results.
Eastern Europe reported high single-digit growth arising primarily from Russia tempered by a mid-single digit decline in Poland.
Western Europe reported low single-digit growth. Despite difficult economic conditions, Italy and Iberia produced mid-single digit growth partially offset by mid single-digit declines in Ireland and the Netherlands.
The UK reported a low single-digit decline amid a challenging economic environment.
Client retention rates were largely flat at 93.1 percent for 2013 compared to 93.3 percent for 2012.
Expenses

Total operating expenses of $897 million were $42 million, or 4.9 percent, higher for 2013 compared with 2012. Foreign currency movements favorably impacted operating expenses by $12 million or 1.4 percent; excluding the impact of foreign currency movements total operating expenses increased $54 million or 6.3 percent.

Willis Group Holdings plc

This increase was due primarily to higher salaries and benefits as a result of new hires, annual salary reviews, higher incentives due to the change in remuneration policy and an increased charge for share-based compensation.
In addition to this, we incurred professional fees related to the strategic review of the segment, higher travel and accommodation expense to support business development, and a $5 million VAT related charge. These charges were partially offset by a reduced bad debt expense and non-recurring 2012 legal claims settlements.
Operating margin

Operating margin in International was 16.8 percent in 2013, compared with 17.6 percent in 2012. The decline was driven by the increase in expenses discussed above partially offset by solid commissions and fees growth.
2012 compared to 2011
Revenues
Commissions and fees of $1,028 million were $1 million, or 0.1 percent, higher in 2012 compared with 2011. Organic commissions and fees growth of 4.9 percent was partially offset by negative foreign exchange movements of 4.8 percent. Organic growth included double digit new business growth, partly offset by slight increases to lost business. Rates and other market factors had no significant impact on commissions and fees in the year.
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
Asia reported high single-digit growth in 2012 led by strong growth in Japan, China and Korea.
Organic growth in our UK retail operation was flat in 2012, compared with 2011, this reflects a stabilization of the business in the region following a 2.3 percent decline in 2011.

A significant part of International's revenues are earned in currencies other than the US dollar, most notably the euro and the Australian dollar. The net 4.8 percent negative impact from foreign currency translation in 2012 primarily reflected the weakening of the US dollar against these and other currencies in which we earn International revenues.

Client retention levels decreased to 93.3 percent for 2012, compared with 93.7 percent for 2011.
Operating margin

Operating margin in International was 17.6 percent in 2012, compared with 21.2 percent in 2011. The decrease primarily reflected significant increases in salaries and benefits as a result of new hires supporting growth in targeted geographies, annual pay increases, the negative impact of foreign exchange on revenues and increases to certain provisions including bad debts. These were partly offset by the benefit from organic commissions and fees discussed above.

Business discussion

Corporate and Other
The Company evaluates the performance of its segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, items for which segmental management are not held responsible for are held within ‘Corporate and Other’.
Corporate and Other comprises the following (in millions):

	2013	2012	2011

Amortization of intangible assets	$(55)	$(59)	$(68)
Additional incentive accrual for change in remuneration policy (a)	—	(252)	—
Write-off of unamortized cash retention awards (b)	—	(200)	—
Goodwill impairment charge (c)	—	(492)	—
India joint venture settlement (d)	—	(11)	—
Insurance recovery (e)	—	10	—
Write-off of uncollectible accounts receivable balance in Chicago (f)	—	(13)	(22)
Net gain (loss) on disposal of operations (d)	2	(3)	4
Foreign exchange hedging	3	8	5
Foreign exchange gain (loss) on the UK pension plan asset	8	(1)	—
2011 Operational Review	—	—	(180)
FSA Regulatory settlement	—	—	(11)
Expense Reduction Initiative	(46)	—	—
Fees related to the extinguishment of debt	(1)	—	—
Other (g)	(10)	9	(6)
Total Corporate and other	$(99)	$(1,004)	$(278)
_________________

(a)	Additional incentive accrual recognized following the replacement of annual cash retention awards with annual cash bonuses which do not feature a repayment requirement.

(b)	Write-off of unamortized cash retention awards following the decision to eliminate the repayment requirement on past awards.

(c)	Non-cash charge recognized related to the impairment of the carrying value of the North America reporting unit's goodwill.

(d)
$11 million settlement with former partners related to the termination of a joint venture arrangement in India. In addition, a $1 million loss on disposal of operations was recorded related to the termination.

(e)
Insurance recovery, recorded in Other operating expenses, related to a previously disclosed fraudulent activity in Chicago. See 'Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods' discussed above.

(f)
Write-off of uncollectible accounts receivable balance relating to periods prior to January 1, 2011, see 'Correction of Commissions and Fees Overstatement Relating to 2011 and Prior Periods' discussed above.

(g)	Other includes $7 million in 2013 (2012: $7 million, 2011: $12 million) from the release of funds and reserves related to potential legal liabilities.

Willis Group Holdings plc

CRITICAL ACCOUNTING ESTIMATES
Our accounting policies are described in Note 2 to the Consolidated Financial Statements. Management considers that the following accounting estimates or assumptions are the most important to the presentation of our financial condition or operating performance:

•	pension expense (discount rates, expected asset returns and mortality);

•	intangible assets and goodwill impairment (determination of reporting units, fair value of reporting units and annual goodwill impairment analysis);

•	income taxes; and

•	commitments, contingencies and accrued liabilities.
Management has discussed its critical accounting estimates and associated disclosures with our Audit Committee.
Pension expense
We maintain defined benefit pension plans for employees in the US and UK. Both of these plans are now closed to new entrants and, with effect from May 15, 2009 we closed our US defined benefit plan to future accrual. New employees in the UK are offered the opportunity to join a defined contribution plan and in the US are offered the opportunity to join a 401(k) plan. We also have smaller defined benefit plans in Ireland, Germany, Norway and the Netherlands, a non-qualified plan in the US and an unfunded plan in the UK. These smaller defined benefit plans have combined total assets of $168 million and a combined net liability for pension benefits of $27 million as of December 31, 2013. Elsewhere, pension benefits are typically provided through defined contribution plans.
We recorded a $5 million and a $4 million net periodic benefit income on our UK and US defined benefit pension scheme respectively in 2013, compared with a net periodic benefit income of $5 million on the UK scheme and a net periodic benefit cost of $3 million on the US scheme in 2012. On our international defined benefit pension plans, US non-qualified plan and UK unfunded plan, we recorded a net periodic benefit cost of $5 million in 2013, compared with $4 million in 2012.
Based on December 31, 2013 assumptions (except for one update - the expected rate of return in the UK pension plan changed from 7.25% to 7.00%), we expect the net pension credit in 2014 will increase $7 million for the UK plan. The net pension credit will increase by $4 million for the US plan and the net pension charge will decrease by $1 million for the other plans.
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
UK plan

	As disclosed using December 31, 2013 assumptions(a)	Impact of a 0.50 percentage point increase in the expected rate of return on assets(b)	Impact of a 0.50 percentage point increase in the discount rate(b)	One year increase in mortality assumption(c)
	(millions)
Estimated 2014 (income) / expense	$(12)	$(15)	$(24)	$8
Projected benefit obligation at December 31, 2013	2,785	n/a	(254)	56
_________________

(a)	Except for the expected rate of return updated to 7%.

(b)	With all other assumptions held constant.

(c)	Assumes all plan participants are one year younger.

Business discussion

Discount rate
During 2013 we continued to use a duration-based approach, which more closely matches the actual timing of expected cash flows to the applicable discount rate. The selected rate used to discount UK plan liabilities in 2013 was 4.40% consistent with the 4.40% used at December 31, 2012. During 2013, sterling high-quality corporate bond yields had risen slightly at shorter to median durations but fallen at longer durations however, the rate consistent with expected maturity of the plan's liabilities was unchanged.
Expected and actual asset returns
Expected long-term rates of return on plan assets are developed from the expected future returns of the various asset classes using the target asset allocations. The expected long-term rate of return used for determining the net UK pension expense in 2013 was 7.25% (2012: 7.50%), equivalent to an expected return in 2013 of $191 million (2012: $181 million). Effective January 1, 2014, the expected long-term rate of return was decreased to 7.00%. The decrease in the expected long-term rate of return followed a change in the underlying target asset mix, which reflects the actions taken during 2013 in accordance with the de-risking strategy proposed by the Trustees which will lead to a strategic target asset allocation with a greater weighting to non-return seeking assets.
The expected and actual returns on UK plan assets for the three years ended December 31, 2013 were as follows:

	Expected return on plan assets	Actual return on plan assets
	(millions)
2013	$191	$255
2012	181	226
2011	161	269
Mortality
The mortality assumption used during 2013 is the 90/105% PNA00 table for males and females, and is unchanged from the assumptions used during 2012.
As an indication of the longevity assumed, our calculations assume that a UK male retiree aged 65 at December 31, 2013 would have a life expectancy of 24 years.
US plan

	As disclosed using December 31, 2013 assumptions	Impact of a 0.50 percentage point increase in the expected rate of return on assets(a)	Impact of a 0.50 percentage point increase in the discount rate(a)	One year increase in mortality assumption(b)
	(millions)
Estimated 2014 (income) / expense	$(8)	$(4)	$—	$2
Projected benefit obligation at December 31, 2013	864	n/a	(51)	22
_________________

(a)	With all other assumptions held constant.

(b)	Assumes all plan participants are one year younger.
Discount rate
The discount rate at December 31, 2013 was 4.76%, an increase of 69 basis points from the discount rate of 4.07% at December 31, 2012. The increase in the discount rate reflects the increase in high-quality corporate bond yields during 2013.
The impact of the higher discount rate in 2013 decreased the projected benefit obligation by approximately $86 million.

Willis Group Holdings plc

Expected and actual asset returns
The expected long-term rate of return used for determining the net US pension scheme expense in 2013 was 7.25% (2012: 7.25%)
The expected and actual returns on US plan assets for the three years ended December 31, 2013 were as follows:

	Expected return on plan assets	Actual return on plan assets
	(millions)
2013	$51	$60
2012	46	80
2011	44	34
Mortality
The mortality assumption at December 31, 2013 is the RP-2000 Mortality Table (blended for annuitants and non-annuitants), projected by Scale AA to 2021 for annuitants and 2029 for non-annuitants (December 31, 2012: RP-2000 Mortality Table (blended for annuitants and non-annuitants), projected by Scale AA to 2020 for annuitants and 2028 for non-annuitants).
As an indication of the longevity assumed, our calculations assume that a US male retiree aged 65 at December 31, 2013, would have a life expectancy of 19 years.
Intangible assets
Intangible assets represent the excess of cost over the value of net tangible assets of businesses acquired. We classify our intangible assets into three categories;
•Goodwill;

•	‘Customer and Marketing Related’ which includes client lists, client relationships, trade names and non-compete agreements; and
•‘Contract-based, Technology and Other’ which includes all other purchased intangible assets.
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

Business discussion

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
Annual goodwill impairment analysis
Our annual goodwill impairment analysis is performed each year at October 1. At October 1, 2013 our analysis showed the estimate fair value of each reporting unit was in excess of carrying value, and therefore did not result in an impairment charge.
The goodwill impairment analysis as of October 1, 2012 concluded that an impairment charge was required to reduce the carrying value of the goodwill associated with the Company's North America reporting unit. The goodwill impairment charge for the North America reporting unit amounted to $492 million. There was no impairment for the Global and International reporting units, as the fair values of these units were significantly in excess of their carrying value.
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
The decline in the fair value of the North America reporting unit, as well as differences between fair values and carrying values for other assets and liabilities in the second step of the goodwill impairment test, resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill for the reporting unit. As a result, the Company recorded a goodwill impairment charge of $492 million in 2012.
As previously disclosed, the North America reporting unit had been hampered by the declining Loan Protector business results, the effect of the soft economy in the U.S., which had significantly impacted the Construction and Human Capital sectors, and declining retention rates primarily related to M&A activity and lost legacy HRH business.
The decline in the estimated fair value of the reporting unit resulted from lower projected revenue growth rates and profitability levels as well as an increase in the discount rate used to calculate the discounted cash flows. The increase in the discount rate was due to increases in the risk-free rate and small company premium offset by a reduction to the expected market rate of

Willis Group Holdings plc

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
At December 31, 2013, we had gross deferred tax assets of $383 million (2012: $451 million) against which a valuation allowance of $196 million (2012: $221 million) had been recognized. To the extent that:

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
Positions taken in our tax returns may be subject to challenge by the taxing authorities upon examination. We recognize the benefit of uncertain tax positions in the financial statements when it is more likely than not that the position will be sustained on examination by the tax authorities. The benefit recognized is the largest amount of tax benefit that has a greater than 50% likelihood of being realized on settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company adjusts its recognition of these uncertain tax benefits in the period in which new information is available impacting either the recognition or measurement of its uncertain tax positions. In 2013, there was a net increase in uncertain tax positions of $4 million compared to a net increase of $21 million in 2012. The Company recognizes interest relating to unrecognized tax benefits and penalties within income taxes. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.
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

Business discussion

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations as at December 31, 2013 are presented below:

	Payments due by
Obligations (c)	Total	2014	2015-2016	2017-2018	After 2018
	(millions)
7-year term loan facility expires 2018	$274	$15	$39	$220	$—
Interest on term loan	19	5	9	5	—
Revolving $500 million credit facility commitment fees	9	2	4	3	—
5.625% senior notes due 2015	148	—	148	—	—
Fair value adjustments on 5.625% senior notes due 2015	4	—	4	—	—
4.125% senior notes due 2016	300	—	300	—	—
6.200% senior notes due 2017	394	—	—	394	—
7.000% senior notes due 2019	187	—	—	—	187
5.750% senior notes due 2021	500	—	—	—	500
4.625% senior notes due 2023	250	—	—	—	250
6.125% senior notes due 2043	275	—	—	—	275
Interest on senior notes	1,011	115	209	146	541
Total debt and related interest	3,371	137	713	768	1,753
Operating leases (a)	1,235	131	213	167	724
Pensions	566	122	244	161	39
Other contractual obligations (b)	91	24	16	12	39
Total contractual obligations	$5,263	$414	$1,186	$1,108	$2,555
__________________

(a)	Presented gross of sublease income.

(b)
Other contractual obligations include capital lease commitments, put option obligations and investment fund capital call obligations, the timing of which are included at the earliest point they may fall due.

(c)	The above excludes $41 million for liabilities for unrecognized tax benefits as we are unable to reasonably predict the timing of settlement of these liabilities.
Debt obligations and facilities
The Company’s debt and related interest obligations at December 31, 2013 are shown in the above table.
On July 23, 2013 we entered into an amendment to our existing credit facilities to extend the amount of financing of the facilities. As a result of this amendment, our revolving credit facility was increased from $500 million to $800 million. As at December 31, 2013 $nil was outstanding under the revolving credit facility.
This facility is in addition to the remaining availability of $22 million under the Company’s two other previously existing revolving credit facilities.
The only mandatory repayments of debt over the next 12 months are the scheduled repayment of $15 million current portion of the Company’s 7-year term loan. We also have the right, at our option, to prepay indebtedness under the credit facility without further penalty and to redeem the senior notes at our option by paying a ‘make-whole’ premium as provided under the applicable debt instrument.

Operating leases
The Company leases certain land, buildings and equipment under various operating lease arrangements. Original non-cancellable lease terms typically are between 10 and 20 years and may contain escalation clauses, along with options that permit early withdrawal. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease.

Willis Group Holdings plc

As of December 31, 2013, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross rental commitments	Rentals from subleases	Net rental commitments
	(millions)
2014	$131	$(15)	$116
2015	114	(14)	100
2016	99	(13)	86
2017	88	(12)	76
2018	79	(8)	71
Thereafter	724	(16)	708
Total	$1,235	$(78)	$1,157
The Company leases its main London building under a 25-year operating lease, which expires in 2032. The Company’s contractual obligations in relation to this commitment included in the table above total $719 million (2012: $730 million). Annual rentals are $36 million (2012: $32 million) per year and the Company has subleased approximately 29 percent (2012: 29 percent) of the premises under leases up to 15 years. The amounts receivable from subleases, included in the table above, total $66 million (2012: $76 million; 2011: $82 million).
Rent expense amounted to $141 million for the year ended December 31, 2013 (2012: $135 million; 2011: $127 million). The Company’s rental income from subleases was $15 million for the year ended December 31, 2013 (2012: $17 million; 2011: $18 million).
Pensions
Contractual obligations for our pension plans reflect the contributions we expect to make over the next five years into our US and UK, plans. These contributions are based on current funding positions and may increase or decrease dependent on the future performance of the two plans.
UK plan
During 2013, the Company made cash contributions to the UK defined benefit pension plan of $88 million (2012: $80 million; 2011: $81 million), additionally $12 million (2012: $12 million; 2011: $11 million) was paid into the plan in respect of employees' salary sacrifice contributions.
In March 2012, the Company agreed to a revised schedule of contributions towards on-going accrual of benefits and deficit funding contributions the Company will make to the UK plan over the six years ended December 31, 2017. Contributions in each of the next four years are expected to total approximately $83 million, of which approximately $23 million relates to on-going contributions calculated as 15.9 percent of active plan members' pensionable salary and approximately $60 million that relates to contributions towards the funding deficit.
In addition, further contributions will be payable based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks, and special dividends). Upon finalization of these calculations the Company made a further contribution in 2013 of $10 million, calculated as 10 percent of the $100 million share buy-back program completed during 2012. Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($517 million) over the six years ended December 31, 2017.
The schedule of contributions is automatically renegotiated after three years and at any earlier time jointly agreed by the Company and the Trustee. During 2014 we will be required to negotiate a new funding arrangement which may further change the contributions we are required to make in the future.
US plan
We made total cash contributions to our US defined benefit pension plan of $40 million in 2013, compared with $40 million in 2012 and $30 million in 2011.

Business discussion

We expect to make contributions of approximately $30 million in 2014 through 2019.
Other defined benefit pension plans
We made total cash contributions to our other defined benefit pension plans of $10 million in 2013, compared with $11 million in 2012 and 13 million in 2011.
In 2014, we expect to contribute approximately $9 million to our international plans.
The final 2014 contribution for all plans is expected to be approximately $122 million, excluding salary sacrifice which compares to an equivalent 2013 total contribution of $138 million.
Guarantees
Guarantees issued by certain of Willis Group Holdings’ subsidiaries with respect to the senior notes and revolving credit facilities are discussed in Note 20 — 'Debt' in these consolidated financial statements.
Certain of Willis Group Holdings’ subsidiaries have given the landlords of some leasehold properties occupied by the Company in the United Kingdom and the United States guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $828 million and $829 million at December 31, 2013 and 2012, respectively. The capital lease obligations subject to such guarantees amounted to $11 million as at December 31, 2013 (2012: $nil).
In addition, the Company has given guarantees to bankers and other third parties relating principally to letters of credit amounting to $11 million and $10 million at December 31, 2013 and 2012, respectively. Willis Group Holdings also guarantees certain of its UK and Irish subsidiaries’ obligations to fund the UK and Irish defined benefit plans.
Other Contractual Obligations
For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell their shares (a put option) to the Company at various dates in the future. Generally, the exercise price of such put options and call options is formula-based (using revenues and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates and assuming the put options are exercised, the potential amount payable from these options is not expected to exceed $12 million (2012: $19 million).
In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP, an investment fund managed by Stone Point Capital. This replaced a capital commitment of $25 million that had been made to Trident V, LP in December 2009. As at December 31, 2013 there have been approximately $15 million of capital contributions.
In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As at December 31, 2013 there have been approximately $4 million of capital contributions.
Other contractual obligations at December 31, 2013, also include certain capital lease obligations totaling $63 million (2012: $53 million), primarily in respect of the Company's Nashville property.

NEW ACCOUNTING STANDARDS
Other Comprehensive Income
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income to revise the manner in which entities present comprehensive income in their financial statements. These changes require that components of comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.This guidance is effective for interim and annual periods beginning after December 15, 2011 and has been applied retrospectively.

Willis Group Holdings plc

ASU No. 2011-05 also requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12 in order to defer those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income but do require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This guidance is effective for interim and annual periods beginning after December 15, 2012 and has been applied retrospectively.

Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists a consensus of the FASB Emerging Issues Task Force. The ASU does not affect the recognition or measurement of uncertain tax positions under US GAAP.
However, under the ASU, unrecognized tax benefits, or portions of unrecognised tax benefits, must be presented in the financial statements as a reduction to deferred tax assets when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists except when:

•
a net operating loss carryforward, a similar tax loss or a tax credit carryfoward is not available at the reporting date under the governing tax laws to settle taxes that would result from the disallowance of the tax position; or

•	the entity does not intend to use the deferred tax asset for this purpose, provided that the tax law permits a choice.

If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset.
The amendments under the ASU:

•	are effective prospectively for annual and interim periods beginning after December 15, 2013 although early adoption is permitted; and

•	should be applied to all unrecognized tax benefits that exist as of the effective date although entities may choose to apply the amendments retrospectively to each prior reporting period presented.

The Company has decided to not adopt this guidance early. However, as an indication of the likely balance sheet reclassification based on the position at December 31, 2013, the Company had recognized $22 million of unrecognized tax benefits within Other non-current liabilities that would be reclassified to Non-current deferred tax assets. The Company has not yet determined whether it will apply the amendments to the prior reporting period for its first quarter 2014 reporting.
Other than the changes described above, there were no new accounting standards issued during 2013 that would impact on the Company’s reporting.
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
The table below gives an approximate analysis of revenues and expenses by currency in 2013.

	US Dollars	Pounds Sterling	Euros	Other currencies
Revenues	60%	8%	13%	19%
Expenses	49%	25%	9%	17%
Our principal exposures to foreign exchange risk arise from:

•	our London market operations; and

•	translation.
London market operations
In our London market operations, we earn revenue in a number of different currencies, principally US dollars, pounds sterling, Euros and Japanese yen, but incur expenses almost entirely in pounds sterling.
We hedge this risk as follows:

•
to the extent that forecast pounds sterling expenses exceed pound sterling revenues, we limit our exposure to this exchange rate risk by the use of forward contracts matched to specific, clearly identified cash outflows arising in the ordinary course of business; and

•
to the extent our London market operations earn significant revenues in Euros and Japanese yen, we limit our exposure to changes in the exchange rate between the US dollar and these currencies by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods. In addition, we are also exposed to foreign exchange risk on any net sterling asset or liability position in our London market operations.

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

Willis Group Holdings plc

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

	Settlement date before December 31,
	2014		2015		2016
December 31, 2013	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
US dollars sold for sterling	$212	$1.57 = £1	$91	$1.53 = £1	$—	—
Euro sold for US dollars	60	€1 = $1.33	37	€1 = $1.36	—	—
Japanese yen sold for US dollars	23	¥ 88.08=$1	12	¥ 97.98 = $1	—	—
Total	$295		$140		$—
Fair Value (i)	$13		$8		$—

	Settlement date before December 31,
	2013		2014		2015
December 31, 2012	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
US dollars sold for sterling	$167	$1.59 = £1	$88	$1.60 = £1	$—	—
Euro sold for US dollars	55	€1 = $1.36	—	—	—	—
Japanese yen sold for US dollars	22	¥ 81.72=$1	10	¥ 79.02=$1	—	—
Total	$244		$98		$—
Fair Value (i)	$7		$2		$—
_________________

(i)
Represents the difference between the contract amount and the cash flow in US dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2013 or 2012 at the forward exchange rates prevailing at that date.

Income earned within foreign subsidiaries outside of the UK is generally offset by expenses in the same local currency but the Company does have exposure to foreign exchange movements on the net income of these entities.
Interest rate risk management
Our operations are financed principally by $2,054 million fixed rate senior notes issued by the Group and $274 million under a 7-year term loan facility. Of the fixed rate senior notes, $148 million are due 2015, $300 million are due 2016, $394 million are due 2017, $187 million are due 2019, $500 million are due 2021, $250 million are due 2023, and $275 million are due 2043. The 7-year term loan facility is repayable in quarterly installments and a final repayment of $186 million is due in the second quarter of 2018. As of December 31, 2013 we had access to $822 million under three revolving credit facilities and, as at this date, no amount was outstanding under those facilities. The interest rate applicable to the bank borrowing is variable according to the period of each individual drawdown.
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
During the year ended December 31, 2010, the Company entered into a series of interest rate swaps for a total notional amount of $350 million to receive a fixed rate and pay a variable rate on a semi-annual basis, with a maturity date of July 15, 2015. The Company had previously designated these instruments as fair value hedges against its $350 million 5.625% senior notes due 2015 and had accounted for them accordingly until the first quarter of 2013 at which point these swaps, although remaining as economic hedges, no longer qualified for hedge accounting. During the three months ended September 30, 2013 the Company closed out the above interest rate swaps and received a cash settlement of $13 million on termination.
The table below provides information about our derivative instruments and other financial instruments that are sensitive to changes in interest rates. For interest rate swaps, the table presents notional principal amounts and average interest rates analyzed by expected maturity dates. Notional principal amounts are used to calculate the contractual payments to be exchanged under the contracts. The duration of interest rate swaps varied between one and five years, with re-fixing periods of three to six months. Average fixed and variable rates are, respectively, the weighted-average actual and market rates for the interest rate hedges in place. Market rates are the rates prevailing at December 31, 2013 or 2012, as appropriate.

	Expected to mature before December 31,
December 31, 2013	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value(i)
	($ millions, except percentages)
Fixed rate debt
Principal ($)		148	300	394		1,212	2,054	2,185
Fixed rate payable		5.625%	4.125%	6.200%		5.796%	5.617%
Floating rate debt
Principal ($)	15	17	23	23	196		274	274
Variable rate payable	1.84%	2.45%	3.51%	4.36%	4.73%		4.52%

	Expected to mature before December 31,
December 31, 2012	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value (i)
	($ millions, except percentages)
Fixed rate debt
Principal ($)			350	300	600	800	2,050	2,302
Fixed rate payable			5.625%	4.125%	6.200%	6.219%	5.805%
Floating rate debt
Principal ($)	15	15	17	242			289	289
Variable rate payable	1.89%	2.05%	2.34%	3.00%			2.93%
Interest rate swaps
Fixed to Variable
Principal ($)				350			350	22
Fixed rate receivable				2.71%			2.71%
Variable rate payable				0.75%			0.75%

_________________

(i)	Represents the net present value of the expected cash flows discounted at current market rates of interest or quoted market rates as appropriate.

Willis Group Holdings plc

Liquidity Risk
Our objective is to ensure we have the ability to generate sufficient cash either from internal or external sources, in a timely and cost-effective manner, to meet our commitments as they fall due. Our management of liquidity risk is embedded within our overall risk management framework. Scenario analysis is continually undertaken to ensure that our resources can meet our liquidity requirements. These resources are supplemented by access to $822 million under three revolving credit facilities. We undertake short-term foreign exchange swaps for liquidity purposes.
See ‘Liquidity and Capital Resources’ section under Item 7, 'Management’s Discussion and Analysis of Financial Condition and Results of Operations'.

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
Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of December 31, 2013.

Financial statements

Item 8 —	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Willis Group Holdings Public Limited Company
Dublin, Ireland
We have audited the accompanying consolidated balance sheets of Willis Group Holdings Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Willis Group Holdings Public Limited Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 30 to 32 the the financial statements, the 2012 and 2011 financial statements have been restated to be in accordance with the principles for presentation of condensed consolidating financial information contained in the United States Code of Federation Regulations (17 CFR Part 210) Regulations S-X, Article 3-10.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte LLP
London, United Kingdom
February 27, 2014

Financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

		Years ended December 31,
	Note	2013	2012	2011
		(millions, except per share data)
REVENUES
Commissions and fees		$3,633	$3,458	$3,414
Investment income		15	18	31
Other income		7	4	2
Total revenues		3,655	3,480	3,447
EXPENSES
Salaries and benefits	3	(2,207)	(2,475)	(2,087)
Other operating expenses		(616)	(581)	(656)
Depreciation expense	12	(94)	(79)	(74)
Amortization of intangible assets	14	(55)	(59)	(68)
Goodwill impairment charge	13	—	(492)	—
Net gain (loss) on disposal of operations	6	2	(3)	4
Total expenses		(2,970)	(3,689)	(2,881)
OPERATING INCOME (LOSS)		685	(209)	566
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs		—	—	(171)
Loss on extinguishment of debt	20	(60)	—	—
Interest expense	20	(126)	(128)	(156)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		499	(337)	239
Income taxes	7	(122)	(101)	(32)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES		377	(438)	207
Interest in earnings of associates, net of tax	15	—	5	12
INCOME (LOSS) FROM CONTINUING OPERATIONS		377	(433)	219
Discontinued operations, net of tax	8	—	—	1
NET INCOME (LOSS)		377	(433)	220
Less: net income attributable to noncontrolling interests		(12)	(13)	(16)
NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$365	$(446)	$204
AMOUNTS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS SHAREHOLDERS
Income (loss) from continuing operations, net of tax		$365	$(446)	$203
Income from discontinued operations, net of tax		—	—	1
NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$365	$(446)	$204
BASIC EARNINGS PER SHARE	9
— Continuing operations		$2.07	$(2.58)	$1.17
DILUTED EARNINGS PER SHARE	9
— Continuing operations		$2.04	$(2.58)	$1.15
CASH DIVIDENDS DECLARED PER SHARE		$1.12	$1.08	$1.04
The accompanying notes are an integral part of these consolidated financial statements.

Willis Group Holdings plc

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Years ended December 31,
	Note	2013	2012	2011
		(millions)

Net income (loss)		$377	$(433)	$220
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		20	46	(29)
Pension funding adjustment:
Foreign currency translation on pension funding adjustment		(10)	(22)	8
Net actuarial gain (loss)		85	(167)	(208)
Prior service gain		—	—	7
Amortization of unrecognized actuarial loss		46	38	25
Amortization of unrecognized prior service gain		(4)	(5)	(4)
		117	(156)	(172)
Derivative instruments:
Gain on interest rate swaps (effective element)		—	2	10
Interest rate swap reclassification adjustment		(4)	(4)	(10)
Gain on forward exchange contracts (effective element)		8	9	2
Forward exchange contracts reclassification adjustment		1	(3)	(5)
Gain on treasury lock (effective element)		15	—	—
		20	4	(3)
Other comprehensive income (loss), net of tax	23	157	(106)	(204)
Comprehensive income (loss)		534	(539)	16
Less: Comprehensive income attributable to noncontrolling interests		(12)	(13)	(15)
Comprehensive income (loss) attributable to Willis Group Holdings		$522	$(552)	$1

The accompanying notes are an integral part of these consolidated financial statements.

Financial statements

CONSOLIDATED BALANCE SHEETS

		December 31,
	Note	2013	2012
		(millions, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$796	$500
Accounts receivable, net		1,041	933
Fiduciary assets	11	8,412	9,271
Deferred tax assets	7	15	13
Other current assets	16	197	181
Total current assets		10,461	10,898
NON-CURRENT ASSETS
Fixed assets, net	12	481	468
Goodwill	13	2,838	2,827
Other intangible assets, net	14	353	385
Investments in associates	15	176	174
Deferred tax assets	7	7	18
Pension benefits asset	19	278	136
Other non-current assets	16	206	206
Total non-current assets		4,339	4,214
TOTAL ASSETS		$14,800	$15,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$8,412	$9,271
Deferred revenue and accrued expenses		586	541
Income taxes payable		21	19
Short-term debt and current portion of long-term debt	20	15	15
Deferred tax liabilities	7	25	21
Other current liabilities	17	415	327
Total current liabilities		9,474	10,194
NON-CURRENT LIABILITIES
Long-term debt	20	2,311	2,338
Liability for pension benefits	19	136	282
Deferred tax liabilities	7	56	18
Provisions for liabilities	21	206	180
Other non-current liabilities	17	374	375
Total non-current liabilities		3,083	3,193
Total liabilities		12,557	13,387
(Continued on next page)

Willis Group Holdings plc

CONSOLIDATED BALANCE SHEETS (Continued)

		December 31,
	Note	2013	2012
		(millions, except share data)
COMMITMENTS AND CONTINGENCIES	22
EQUITY
Ordinary shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued 178,861,250 shares in 2013 and 173,178,733 shares in 2012		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2013 and 2012		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2013 and 2012		—	—
Additional paid-in capital		1,316	1,125
Retained earnings		1,595	1,427
Accumulated other comprehensive loss, net of tax	23	(693)	(850)
Treasury shares, at cost, 46,408 shares in 2013 and 2012, and 40,000 shares, €1 nominal value, in 2013 and 2012		(3)	(3)
Total Willis Group Holdings stockholders’ equity		2,215	1,699
Noncontrolling interests	24	28	26
Total equity		2,243	1,725
TOTAL LIABILITIES AND EQUITY		$14,800	$15,112

The accompanying notes are an integral part of these consolidated financial statements.

Financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years ended December 31,
	Note	2013	2012	2011
		(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$377	$(433)	$220
Adjustments to reconcile net income to total net cash provided by operating activities:
Income from discontinued operations		—	—	(1)
Goodwill impairment		—	492	—
Net gain on disposal of operations, fixed and intangible assets		(7)	—	(6)
Depreciation expense	12	94	79	74
Amortization of intangible assets	14	55	59	68
Amortization and write-off of cash retention awards	3	6	416	185
Net periodic cost of defined benefit pension plans	19	(4)	2	11
Provision for doubtful accounts	18	3	16	4
Provision for deferred income taxes		39	54	17
Gain on derivative instruments		18	11	3
Excess tax benefits from share-based payment arrangements		(2)	(2)	(5)
Share-based compensation	4	42	32	41
Tender premium included in loss on extinguishment of debt	20	65	—	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs		—	—	171
Undistributed earnings of associates		8	(2)	(5)
Effect of exchange rate changes on net income		(4)	(14)	14
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		(116)	(17)	(92)
Fiduciary assets		804	111	162
Fiduciary liabilities		(804)	(111)	(162)
Cash incentives paid		(346)	(323)	(310)
Funding of defined benefit pension plans	19	(150)	(143)	(135)
Other assets		14	(1)	70
Other liabilities		445	319	101
Movement on provisions		24	(20)	16
Net cash provided by continuing operating activities		561	525	441
Net cash used in discontinued operating activities		—	—	(2)
Total net cash provided by operating activities		561	525	439
(Continued on next page)

Willis Group Holdings plc

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		Years ended December 31,
	Note	2013	2012	2011
		(millions)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		12	5	13
Additions to fixed assets		(112)	(135)	(111)
Additions to intangible assets		(7)	(2)	—
Acquisitions of subsidiaries, net of cash acquired		(30)	(33)	(10)
Acquisition of investments in associates		—	—	(2)
Payments to acquire other investments		(7)	(7)	(5)
Proceeds from sale of associates		4	—	—
Proceeds from sale of operations, net of cash disposed		20	—	14
Net cash used in continuing investing activities		(120)	(172)	(101)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility		—	—	(90)
Senior notes issued	20	522	—	794
Debt issuance costs		(8)	—	(12)
Repayments of debt	20	(536)	(15)	(911)
Tender premium on extinguishment of senior notes	20	(65)	—	—
Proceeds from issue of term loan		—	—	300
Proceeds from issue of other debt		—	1	—
Make-whole on repurchase and redemption of senior notes		—	—	(158)
Repurchase of shares		—	(100)	—
Proceeds from issue of shares		155	53	60
Excess tax benefits from share-based payment arrangements		2	2	5
Dividends paid		(193)	(185)	(180)
Proceeds from sale of noncontrolling interests		—	3	—
Acquisition of noncontrolling interests		(4)	(39)	(9)
Dividends paid to noncontrolling interests		(10)	(11)	(13)
Net cash used in continuing financing activities		(137)	(291)	(214)
INCREASE IN CASH AND CASH EQUIVALENTS		304	62	124
Effect of exchange rate changes on cash and cash equivalents		(8)	2	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		500	436	316
CASH AND CASH EQUIVALENTS, END OF YEAR		$796	$500	$436

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		December 31,
	Note	2013	2012	2011
		(millions, except share data)
SHARES OUTSTANDING (thousands)
Balance, beginning of year		173,179	173,830	170,884
Shares issued		—	24	—
Shares repurchased		—	(2,797)	—
Exercise of stock options and release of non-vested shares		5,682	2,122	2,946
Balance, end of year		178,861	173,179	173,830

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		$1,125	$1,073	$985
Issue of shares under employee stock compensation plans and related tax benefits		153	50	49
Issue of shares for acquisitions		—	1	—
Share-based compensation		42	32	39
Acquisition of noncontrolling interests		(4)	(31)	—
Disposal of noncontrolling interests		—	2	—
Foreign currency translation		—	(2)	—
Balance, end of year		1,316	1,125	1,073

RETAINED EARNINGS
Balance, beginning of year		1,427	2,160	2,136
Net income (loss) attributable to Willis Group Holdings		365	(446)	204
Dividends		(197)	(187)	(180)
Repurchase of shares		—	(100)	—
Balance, end of year		1,595	1,427	2,160

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance, beginning of year		(850)	(744)	(541)
Other comprehensive income (loss)	23	157	(106)	(203)
Balance, end of year		(693)	(850)	(744)

TREASURY SHARES
Balance, beginning of year		(3)	(3)	(3)
Balance, end of year		(3)	(3)	(3)
TOTAL WILLIS GROUP HOLDINGS SHAREHOLDERS’ EQUITY		$2,215	$1,699	$2,486
		(Continued on next page)

Willis Group Holdings plc

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

		December 31,
	Note	2013	2012	2011
		(millions, except share data)
NONCONTROLLING INTERESTS
Balance, beginning of year		$26	$31	$31
Net income		12	13	16
Dividends		(10)	(11)	(15)
Purchase of subsidiary shares from noncontrolling interests, net		—	(8)	—
Additional noncontrolling interests		—	1	—
Foreign currency translation		—	—	(1)
Balance, end of year		28	26	31
TOTAL EQUITY		$2,243	$1,725	$2,517

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the financial statements

1.	NATURE OF OPERATIONS
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
Recent Accounting Pronouncements
Other Comprehensive Income
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income to revise the manner in which entities present comprehensive income in their financial statements. These changes require that components of comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.This guidance is effective for interim and annual periods beginning after December 15, 2011 and has been applied retrospectively.
ASU No. 2011-05 also requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12 in order to defer those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income but do require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This guidance is effective for interim and annual periods beginning after December 15, 2012 and has been applied retrospectively.

Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists a consensus of the FASB Emerging Issues Task Force. The ASU does not affect the recognition or measurement of uncertain tax positions under US GAAP.
However, under the ASU, unrecognized tax benefits, or portions of unrecognised tax benefits, must be presented in the financial statements as a reduction to deferred tax assets when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists except when:

•
a net operating loss carryforward, a similar tax loss or a tax credit carryfoward is not available at the reporting date under the governing tax laws to settle taxes that would result from the disallowance of the tax position; or

•	the entity does not intend to use the deferred tax asset for this purpose, provided that the tax law permits a choice.

If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset.

Willis Group Holdings plc

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The amendments under the ASU:

•	are effective prospectively for annual and interim periods beginning after December 15, 2013 although early adoption is permitted; and

•	should be applied to all unrecognized tax benefits that exist as of the effective date although entities may choose to apply the amendments retrospectively to each prior reporting period presented.

The Company has decided to not adopt this guidance early. However, as an indication of the likely balance sheet reclassification based on the position at December 31, 2013, the Company had recognized $22 million of unrecognized tax benefits within Other non-current liabilities that would be reclassified to Non-current deferred tax assets. The Company has not yet determined whether it will apply the amendments to the prior reporting period for its first quarter 2014 reporting.
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
Acquired intangible assets are amortized over the following periods:

		Expected
	Amortization basis	life (years)
Acquired other intangible assets	Straight line	10
Acquired client relationships	In line with underlying cashflows	10 to 20
Acquired non-compete agreements	Straight line	5
Acquired trade names	Straight line	3 to 4
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
Income Taxes
The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and capital loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and

Notes to the financial statements

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

liabilities of changes in tax rates is recognized in the statement of operations in the period in which the change is enacted. Deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. The Company adjusts valuation allowances to measure deferred tax assets at the amount considered realizable in future periods if the Company’s facts and assumptions change. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.
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
Provisions for Liabilities
The Company is subject to various actual and potential claims, lawsuits and other proceedings. The Company records liabilities for such contingencies including legal costs when it is probable that a liability has been incurred before the balance sheet date and the amount can be reasonably estimated. To the extent such losses can be recovered under the Company’s insurance programs, estimated recoveries are recorded when losses for insured events are realized. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. The Company analyzes its litigation exposure based on available information, including consultation with outside counsel handling the defense of these matters, to assess its potential liability. Contingent liabilities are not discounted.
Pensions
The Company has two principal defined benefit pension plans which cover approximately half of employees in the United States and United Kingdom. Both these plans are now closed to new entrants. New employees in the United Kingdom are offered the opportunity to join a defined contribution plan and in the United States are offered the opportunity to join a 401(k) plan. In addition, there are smaller plans in certain other countries in which the Company operates, including a non-qualified plan in the United States. Elsewhere, pension benefits are typically provided through defined contribution plans.
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
Fees for risk management and other services are recognized as the services are provided. Consideration for negotiated fee arrangements for an agreed period covering multiple insurance placements, the provision of risk management and/or other services are allocated to all deliverables on the basis of their relative selling prices. The Company establishes contract cancellation reserves where appropriate: at December 31, 2013, 2012 and 2011, such amounts were not material.
During the year ended December 31, 2013, the Company aligned the recognition of revenue in China and its North America Personal Lines business with the rest of the Group. The impact of these realignments was not material for prior periods and, consequently, the impacts of the realignments have been made in 2013.
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

3.	EMPLOYEES
The average number of persons, including Executive Directors, employed by the Company is as follows:

	Years ended December 31,
	2013	2012	2011
Global	4,545	4,304	4,042

North America	6,334	6,323	6,479
International	7,072	6,843	6,634
Total Retail	13,406	13,166	13,113
Total average number of employees for the year	17,951	17,470	17,155

Salaries and benefits expense comprises the following:

Notes to the financial statements

3. EMPLOYEES (Continued)

	Years ended December 31,
	2013	2012	2011
	(millions)
Salaries and other compensation awards including amortization and write-off of cash retention awards of $6 million, $416 million and $185 million (see below)	$1,953	$2,258	$1,776
Share-based compensation	42	32	41
Severance costs	32	6	89
Social security costs	135	133	130
Retirement benefits — defined benefit plan (income) expense	(4)	2	11
Retirement benefits — defined contribution plan expense	49	44	40
Total salaries and benefits expense	$2,207	$2,475	$2,087

Severance Costs
Severance costs arise in the normal course of business and these charges amounted to $4 million in the year ended December 31, 2013 (2012: $6 million; 2011: $nil).
During the year ended December 31, 2013, the Company incurred additional salaries and benefits costs of $29 million of which $28 million related to severance costs, in relation to an Expense Reduction Initiative in the first quarter. These costs related to 207 positions that have been eliminated.
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
The following table sets out the amount of cash retention awards made and the related amortization of those awards for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
	(millions)
Cash retention awards made	$12	$221	$210
Amortization of cash retention awards included in salaries and benefits	6	216	185

In December 2012, the Company decided to eliminate the repayment requirement from the past annual cash retention awards and, as a result, recognized a one-time, non-cash, pre-tax charge of $200 million which represented the write-off of the unamortized balance of past awards at that date.

There were however, a number of off-cycle awards with a fixed guarantee attached, for which the Company has not waived the repayment requirement. The unamortized portion of retention awards amounted to $15 million at December 31, 2013 (2012: $9 million; 2011: $196 million).

In addition, in 2012, the Company replaced annual cash retention awards with annual cash bonuses which did not include a repayment requirement. As at December 31, 2012, the Company had accrued $252 million for these bonuses.

Willis Group Holdings plc

4.	SHARE-BASED COMPENSATION
On December 31, 2013, the Company had a number of open share-based compensation plans, which provide for the grant of time-based options and performance-based options, time-based restricted stock units and performance-based restricted stock units, and various other share-based grants to employees. All of the Company’s share-based compensation plans under which any options, restricted stock units or other share-based grants are outstanding as at December 31, 2013 are described below. The compensation cost that has been recognized for those plans for the year ended December 31, 2013 was $42 million (2012: $32 million; 2011: $41 million). The total income tax benefit recognized in the statement of operations for share-based compensation arrangements for the year ended December 31, 2013 was $9 million (2012: $9 million; 2011: $11 million).

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
2008 Share Purchase and Option Plan
This plan, which was established on April 23, 2008, provides for the granting of time and performance-based options, restricted stock units and various other share-based grants at fair market value to employees of the Company. The 2008 plan was terminated as at April 25, 2012 and no further grants will be made under this plan. Any shares available for grant under the 2008 plan were included in the 2012 Equity Incentive Plan availability.
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
Employee Stock Purchase Plans
The Company has adopted the Willis Group Holdings 2001 North America Employee Share Purchase Plan, which expired on May 31, 2011 and the Willis Group Holdings 2010 North America Employee Stock Purchase Plan, which expires on May 31, 2020. They provide certain eligible employees to the Company’s subsidiaries in the US and Canada the ability to contribute payroll deductions to the purchase of Willis Shares at the end of each offering period.

Notes to the financial statements

4. SHARE-BASED COMPENSATION (Continued)

Option Valuation Assumptions
The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock. The Company uses the simplified method set out in Accounting Standard Codification (‘ASC’) 718-10-S99 to derive the expected term of options granted as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free rate for periods within the expected life of the option is based on the US Treasury yield curve in effect at the time of grant.

	Years ended December 31,
	2013	2012	2011
Expected volatility	24.7%	32.1%	31.4%
Expected dividends	2.6%	3.2%	2.5%
Expected life (years)	4	5	6
Risk-free interest rate	1.5%	0.9%	2.2%

A summary of option activity under the plans at December 31, 2013, and changes during the year then ended is presented below:

		Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
(Options in thousands)	Options	Price(i)	Term	Value
				(millions)
Time-based stock options
Balance, beginning of year	10,152	$33.44
Granted	1,612	$42.77
Exercised	(3,697)	$32.10
Forfeited	(47)	$38.42
Expired	(37)	$26.68
Balance, end of year	7,983	$35.95	4 years	$71
Options vested or expected to vest at December 31, 2013	7,308	$35.99	4 years	$64
Options exercisable at December 31, 2013	3,976	$35.38	1 year	$37
Performance-based stock options
Balance, beginning of year	6,517	$32.19
Exercised	(1,111)	$29.27
Forfeited	(146)	$32.40
Balance, end of year	5,260	$32.80	4 years	$63
Options vested or expected to vest at December 31, 2013	4,675	$32.61	4 years	$57
Options exercisable at December 31, 2013	2,716	$31.48	3 years	$36
_________________________________

(i)	Certain options are exercisable in pounds sterling and are converted to dollars using the exchange rate at December 31, 2013.
The weighted average grant-date fair value of time-based options granted during the year ended December 31, 2013 was $7.74 (2012: $6.98; 2011: $9.49). The total intrinsic value of options exercised during the year ended December 31, 2013 was $32 million (2012: $8 million; 2011: $17 million). At December 31, 2013 there was $20 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under time-based stock option plans; that cost is expected to be recognized over a weighted average period of 2 years.
There were no performance-based options granted during the year ended December 31, 2013. The weighted average grant-date fair value of performance-based options was $7.61 in the year ended December 31, 2012 (2011: $10.26). The total intrinsic value of options exercised during the year ended December 31, 2013 was $14 million (2012: $5 million; 2011: $1 million). At

Willis Group Holdings plc

4. SHARE-BASED COMPENSATION (Continued)

December 31, 2013 there was $7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under performance-based stock option plans; that cost is expected to be recognized over a weighted-average period of 1 year.
A summary of restricted stock unit activity under the Plans at December 31, 2013, and changes during the year then ended is presented below:

		Weighted Average Grant Date
(Units awarded in thousands)	Shares	Fair Value
Nonvested shares (restricted stock units)
Balance, beginning of year	2,525	$33.80
Granted	1,377	$44.33
Vested	(874)	$34.02
Forfeited	(99)	$33.09
Balance, end of year	2,929	$38.71

The total number of restricted stock units vested during the year ended December 31, 2013 was 873,670 shares at an average share price of $41.10 (2012: 408,005 shares at an average share price of $35.82). At December 31, 2013 there was $82 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the plan; that cost is expected to be recognized over a weighted average period of 3 years.
Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2013 was $155 million (2012: $53 million; 2011: $60 million). The actual tax benefit recognized for the tax deductions from option exercises of the share-based payment arrangements totaled $28 million for the year ended December 31, 2013 (2012: $8 million; 2011: $18 million).

5.	AUDITORS’ REMUNERATION
An analysis of auditors’ remuneration is as follows:

	Years ended December 31,
	2013	2012	2011
	(millions)
Audit of group consolidated financial statements	$4	$4	$4
Other assurance services	3	3	3
Other non-audit services	1	1	1
Total auditors’ remuneration	$8	$8	$8

Notes to the financial statements

6.	NET GAIN (LOSS) ON DISPOSAL OF OPERATIONS

A gain on disposal of $2 million is recorded in the consolidated statements of operations for the year ended December 31, 2013. This principally relates to the disposal of an associated undertaking based in Spain.
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

Willis Group Holdings plc

7.	INCOME TAXES
An analysis of income from continuing operations before income taxes and interest in earnings of associates by location of the taxing jurisdiction is as follows:

	Years ended December 31,
	2013	2012	2011
	(millions)
Ireland	$(52)	$(47)	$(39)
US	(11)	(615)	(25)
UK	282	25	(58)
Other jurisdictions	280	300	361
Income (loss) from continuing operations before income taxes and interest in earnings of associates	$499	$(337)	$239
The provision for income taxes by location of the taxing jurisdiction consisted of the following:

	Years ended December 31,
	2013	2012	2011
	(millions)
Current income taxes:
US federal tax	$7	$3	$5
US state and local taxes	3	1	1
UK corporation tax	28	2	(37)
Other jurisdictions	45	41	46
Total current taxes	83	47	15
Deferred taxes:
US federal tax	10	(44)	(6)
US state and local taxes	1	(41)	1
Effect of additional US valuation allowance	2	113	—
UK corporation tax	17	27	20
Other jurisdictions	9	(1)	2
Total deferred taxes	39	54	17
Total income taxes	$122	$101	$32

Notes to the financial statements

7. INCOME TAXES (Continued)

The reconciliation between US federal income taxes at the statutory rate and the Company’s provision for income taxes on continuing operations is as follows:

	Years ended December 31,
	2013	2012	2011
	(millions, except percentages)
Income (loss) from continuing operations before income taxes and interest in earnings of associates	$499	$(337)	$239
US federal statutory income tax rate	35%	35%	35%
Income tax expense at US federal tax rate	175	(118)	84
Adjustments to derive effective rate:
Non-deductible expenditure	19	15	15
Tax impact of internal restructurings	11	—	—
Movement in provision for unrecognized tax benefits	(1)	6	3
Impairment of non-qualifying goodwill	—	137	—
Impact of change in tax rate on deferred tax balances	(4)	(3)	(3)
Adjustment in respect of prior periods	1	6	(13)
Effect of foreign exchange and other differences	1	2	1
Changes in valuation allowances applied to deferred tax assets	—	114	5
Net tax effect of intra-group items	(30)	(31)	(31)
Tax differentials of foreign earnings:
Foreign jurisdictions	(54)	(12)	(31)
US state taxes and local taxes	4	(15)	2
Provision for income taxes	$122	$101	$32

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

Willis Group Holdings plc

7. INCOME TAXES (Continued)

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

	December 31,
	2013	2012
	(millions)
Deferred tax assets:
Accrued expenses not currently deductible	$153	$120
US state net operating losses	70	64
US federal net operating losses	—	28
UK net operating losses	3	—
Other net operating losses	5	8
UK capital losses	43	42
Accrued retirement benefits	47	101
Deferred compensation	37	48
Stock options	25	40
Gross deferred tax assets	383	451
Less: valuation allowance	(196)	(221)
Net deferred tax assets	$187	$230
Deferred tax liabilities:
Cost of intangible assets, net of related amortization	$120	$118
Cost of tangible assets, net of related amortization	44	51
Prepaid retirement benefits	56	35
Accrued revenue not currently taxable	23	29
Cash retention award	—	2
Tax-leasing transactions	—	1
Financial derivative transactions	3	2
Deferred tax liabilities	246	238
Net deferred tax (liability) asset	$(59)	$(8)

	December 31,
	2013	2012
	(millions)
Balance sheet classifications:
Current:
Deferred tax assets	$15	$13
Deferred tax liabilities	(25)	(21)
Net current deferred tax liabilities	(10)	(8)
Non-current:
Deferred tax assets	7	18
Deferred tax liabilities	(56)	(18)
Net non-current deferred tax liabilities	(49)	—
Net deferred tax liabilities	$(59)	$(8)

Notes to the financial statements

7. INCOME TAXES (Continued)

As a result of certain realization requirements of ASC 718 Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets of $8 million (2012: $nil), that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $8 million if and when such deferred tax assets are ultimately realized. The Company uses a 'with and without' basis when determining when excess tax benefits have been realized.
At December 31, 2013 the Company had valuation allowances of $196 million (2012: $221 million) to reduce its deferred tax assets to estimated realizable value. The valuation allowances at December 31, 2013 relate to deferred tax assets arising from UK capital loss carryforwards ($43 million) and other net operating losses ($4 million), which have no expiration date, and to the deferred tax assets in the US ($149 million). US Federal net operating losses will expire between 2028 and 2032 and US State net operating losses will expire by 2032. Capital loss carryforwards can only be offset against future UK capital gains.

	Balance at beginning of year	Additions/ (releases) charged to costs and expenses	Other movements	Foreign exchange differences	Balance at end of year
Description
	(millions)
Year Ended December 31, 2013
Deferred tax valuation allowance	$221	$15	$(40)	$—	$196
Year Ended December 31, 2012
Deferred tax valuation allowance	102	110	12	(3)	221
Year Ended December 31, 2011
Deferred tax valuation allowance	87	—	15	—	102
The amount charged to tax expense in the table above differs from the effect of $nil disclosed in the rate reconciliation primarily because the movement in this table includes effects of state taxes, which are disclosed separately in the rate reconciliation. The impact of Other movements is primarily recorded in other comprehensive income.
At December 31, 2013 the Company had deferred tax assets of $187 million (2012: $230 million), net of the valuation allowance. Management believes, based upon the level of historical taxable income and projections for future taxable income, it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.
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
Unrecognized tax benefits
Total unrecognized tax benefits as at December 31, 2013, totaled $41 million. During the next 12 months it is reasonably possible that the Company will recognize approximately $1 million of tax benefits related to the release of provisions for potential inter company pricing adjustments no longer required due to either settlement through negotiation or closure of the statute of limitations on assessment.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Willis Group Holdings plc

7. INCOME TAXES (Continued)

	2013	2012	2011
	(millions)
Balance at January 1	$37	$16	$13
Reductions due to a lapse of the applicable statute of limitation	(5)	(3)	—
Increases for positions taken in current period	9	8	—
Increases for positions taken in prior periods	—	16	—
Other movements	—	—	3
Balance at December 31	$41	$37	$16
$12 million of the unrecognized tax benefits at December 31, 2013 would, if recognized, favorably affect the effective tax rate in future periods.
The Company files tax returns in the various tax jurisdictions in which it operates. The 2009 US tax year closed in 2013 upon the expiration of the statute of limitations on assessment. Although tax years 2008 and 2009 are closed, the IRS could make adjustments (but not assess additional tax) up to the amount of the net operating losses carried forward from those years. US tax returns have been filed timely. The Company has not extended the federal statute of limitations for assessment in the US.
All UK tax returns have been filed timely and are in the normal process of being reviewed, with HM Revenue & Customs making inquiries to obtain additional information. There are no material ongoing inquiries in relation to filed UK returns. In other jurisdictions the Company is no longer subject to examinations prior to 2004.

8.	DISCONTINUED OPERATIONS
On December 31, 2011, the Company disposed of Global Special Risks, LLC, Faber & Dumas Canada Ltd and the trade and assets of Maclean, Oddy & Associates, Inc.. The gain (net of tax) on this disposal was $2 million.

Notes to the financial statements

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
For the year ended December 31, 2013, time-based and performance-based options to purchase 8.0 million and 5.3 million shares (2012: 10.2 million and 6.5 million; 2011: 9.2 million and 7.3 million), respectively, and 2.9 million restricted stock units (2012: 2.5 million; 2011: 1.2 million) were outstanding.
Basic and diluted earnings per share are as follows:

	Years ended December 31,
	2013	2012	2011
	(millions, except per share data)
Net income (loss) attributable to Willis Group Holdings	$365	$(446)	$204
Basic average number of shares outstanding	176	173	173
Dilutive effect of potentially issuable shares	3	—	3
Diluted average number of shares outstanding	179	173	176
Basic earnings per share:
Continuing operations	$2.07	$(2.58)	$1.17
Discontinued operations	—	—	0.01
Net income (loss) attributable to Willis Group Holdings shareholders	$2.07	$(2.58)	$1.18
Dilutive effect of potentially issuable shares	(0.03)	—	(0.02)
Diluted earnings per share:
Continuing operations	$2.04	$(2.58)	$1.15
Discontinued operations	—	—	0.01
Net income (loss) attributable to Willis Group Holdings shareholders	$2.04	$(2.58)	$1.16
Options to purchase 2.1 million shares and 1.3 million restricted stock units for the year ended December 31, 2013 were not included in the computation of the dilutive effect of stock options because the effect was antidilutive (2012: 16.7 million shares and 2.5 million restricted stock units; 2011: 4.1 million shares).

10.	ACQUISITIONS

In first quarter 2013, the Company acquired 100 percent of CBC Broker Srl, an Italian broker, at a cost of $1 million.
In second quarter 2013, the Company acquired 100 percent of PPH Limited and its subsidiary Prime Professions Limited (together referred to as Prime Professions), a leading UK based professional indemnity insurance broker, for cash consideration of $29 million. Additional consideration of up to approximately $2 million is payable in 2015 based on the achievement of certain revenue targets.
In relation to the acquisition of Prime Professions, the Company recognized acquired intangible assets of $17 million of which $16 million was in respect of customer relationships, which are being amortized over an expected life of 15 years. The remaining intangible assets relate to non-compete agreements and the Prime trade name which are being amortized over 8 years and 3 years, respectively. Goodwill of $15 million was recognized on the transaction.
On December 31, 2012 the Company acquired Avalon Actuarial Inc., a Canadian actuarial consulting firm for cash consideration of $25 million. Additional consideration of up to approximately $5 million is payable in 2016 based on the achievement of certain revenue targets.
In relation to the acquisition of Avalon Actuarial, the Company recognized acquired intangible assets of $20 million of which $17 million was in respect of customer relationships, which are being amortized over an expected life of 14 years. The remaining intangible assets relate to non-compete agreements and the Avalon trade name which are being amortized over 5 years and 3 years, respectively. Goodwill of $9 million was recognized on the transaction.

11.	FIDUCIARY ASSETS
The Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurers; the Company also collects claims or refunds from insurers which it then remits to insureds. Uncollected premiums

Willis Group Holdings plc

from insureds and uncollected claims or refunds from insurers (‘fiduciary receivables’) are recorded as fiduciary assets on the Company’s consolidated balance sheet. Unremitted insurance premiums, claims or refunds (‘fiduciary funds’) are also recorded within fiduciary assets.
Fiduciary assets therefore comprise both receivables and funds held in a fiduciary capacity.
Fiduciary funds, consisting primarily of time deposits with original maturities of less than or equal to three months, were $1,662 million as of December 31, 2013 (2012: $1,796 million). Accrued interest on funds is recorded as other assets.

12.	FIXED ASSETS, NET
An analysis of fixed asset activity for the years ended December 31, 2013 and 2012 are as follows:

	Land and buildings (i)	Leasehold improvements	Furniture and equipment	Total
	(millions)
Cost: at January 1, 2012	$73	$210	$509	$792
Additions	3	16	116	135
Disposals	—	(4)	(59)	(63)
Foreign exchange	2	5	10	17
Cost: at December 31, 2012	78	227	576	881
Additions	10	22	80	112
Disposals	—	(7)	(43)	(50)
Foreign exchange	1	—	5	6
Cost: at December 31, 2013	$89	$242	$618	$949

Depreciation: at January 1, 2012	$(28)	$(61)	$(297)	$(386)
Depreciation expense provided	(3)	(17)	(59)	(79)
Disposals	—	4	56	60
Foreign exchange	(1)	(1)	(6)	(8)
Depreciation: at December 31, 2012	(32)	(75)	(306)	(413)
Depreciation expense provided	(3)	(18)	(73)	(94)
Disposals	—	6	36	42
Foreign exchange	(1)	—	(2)	(3)
Depreciation: at December 31, 2013	$(36)	$(87)	$(345)	$(468)
Net book value:
At December 31, 2012	$46	$152	$270	$468

At December 31, 2013	$53	$155	$273	$481
_________________________________

(i)
Included within land and buildings are assets held under capital leases: At December 31, 2013, cost and accumulated depreciation were $31 million and $6 million respectively (2012: $25 million and $4 million, respectively; 2011: $23 million and $2 million respectively). Depreciation in the year ended December 31, 2013 was $2 million (2012: $1 million; 2011: $1 million).

Notes to the financial statements

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
The changes in the carrying amount of goodwill by segment for the years ended December 31, 2013 and 2012 are as follows:

	Global	North America	International	Total
	(millions)
Balance at January 1, 2012
Goodwill, gross	$1,122	$1,782	$391	$3,295
Accumulated impairment losses	—	—	—	—
Goodwill, net	1,122	1,782	391	3,295
Purchase price allocation adjustments	—	—	2	2
Goodwill acquired during the year	—	10	2	12
Goodwill disposed of during the year	—	—	(1)	(1)
Goodwill impairment charge	—	(492)	—	(492)
Foreign exchange	5	—	6	11
Balance at December 31, 2012
Goodwill, gross	1,127	1,792	400	3,319
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	$1,127	$1,300	$400	$2,827
Purchase price allocation adjustments	—	(1)	—	(1)
Goodwill acquired during the year	15	—	1	16
Goodwill disposed of during the year	—	(14)	—	(14)
Other movements (i)	—	(1)	—	(1)
Foreign exchange	3	—	8	11
Balance at December 31, 2013
Goodwill, gross	1,145	1,776	409	3,330
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	$1,145	$1,284	$409	$2,838
_________________________________

(i)	North America — $1 million (2012: $nil) tax benefit arising on the exercise of fully vested HRH stock options which were issued as part of the acquisition of HRH in 2008.

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
The Company's goodwill impairment test for 2013 has not resulted in an impairment charge (2012: $492 million; 2011: $nil).
In 2012, the Company concluded that an impairment charge was required to reduce the carrying value of the goodwill associated with the Company's North America reporting unit. The goodwill impairment charge for the North America reporting

Willis Group Holdings plc

13. GOODWILL (Continued)

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
As previously disclosed, the North America reporting unit had been hampered by the declining Loan Protector business results, the effect of the soft economy in the U.S., which had significantly impacted the Construction and Human Capital sectors, and declining retention rates primarily related to merger and acquisition activity and lost legacy HRH businesses.
The decline in the estimated fair value of the reporting unit resulted from lower projected revenue growth rates and profitability levels as well as an increase in the discount rate used to calculate the discounted cash flows. The increase in the discount rate was due to increases in the risk-free rate and small company premium offset by a reduction to the expected market rate of return. The lower projected profitability levels reflected changes in assumptions related to organic revenue growth and cost rates which could be attributed to the declines discussed above and also included consideration of the uncertainty related to the business's ability to execute on the projected cash flows.

14.	OTHER INTANGIBLE ASSETS, NET
Other intangible assets are classified into the following categories:

•	'Customer and Marketing Related', including:

•	client relationships

•	client lists

•	non-compete agreements

•	trade names

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.
The major classes of amortizable intangible assets are as follows:

	December 31, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(millions)
Customer and Marketing Related:
Client Relationships	$671	$(326)	$345	$717	$(340)	$377
Client Lists	3	(1)	2	3	(1)	2
Non-compete Agreements	4	(1)	3	3	—	3
Trade Names	2	(1)	1	11	(10)	1
Total Customer and Marketing Related	680	(329)	351	734	(351)	383
Contract based, Technology and Other	5	(3)	2	4	(2)	2
Total amortizable intangible assets	$685	$(332)	$353	$738	$(353)	$385

Notes to the financial statements

14. OTHER INTANGIBLE ASSETS, NET (Continued)

The aggregate amortization of intangible assets for the year ended December 31, 2013 was $55 million (2012: $59 million; 2011: $68 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

(millions)
2014	$50
2015	43
2016	38
2017	33
2018	29
Thereafter	160
Total	$353

15.	INVESTMENTS IN ASSOCIATES
The Company holds a number of investments which it accounts for using the equity method. The Company’s approximate interest in the outstanding stock of the more significant associates is as follows:

		December 31,
	Country	2013	2012
Al-Futtaim Willis Co. L.L.C.	Dubai	49%	49%
GS & Cie Groupe	France	30%	30%
The Company’s principal investment as of December 31, 2013 and 2012 is GS & Cie Groupe (‘Gras Savoye’), France’s leading insurance broker.
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
A put option that was in place prior to the December 2009 leveraged transaction, and which could have increased the Company’s interest to 90 percent, has been amended and the Company now has a call option to purchase 100 percent of the capital of Gras Savoye. If the Company does not waive the call option before April 30, 2015, then it must exercise the call option in 2016 or the other shareholders may initiate procedures to sell Gras Savoye. Except with the unanimous consent of the supervisory board and other customary exceptions, the parties are prohibited from transferring any shares of Gras Savoye until 2016. At the end of this period, shareholders are entitled to pre-emptive and tag-along rights.
In 2011 the Company’s ownership of Gras Savoye reduced from 31 percent to 30 percent following issuance of additional share capital as part of an employee share incentive scheme.
The carrying amount of the Gras Savoye investment as of December 31, 2013 includes goodwill of $84 million (2012: $83 million) and interest bearing vendor loans and convertible bonds issued by Gras Savoye of $46 million and $110 million respectively (2012: $47 million and $96 million, respectively).
A gain of $4 million was recorded in 2011 following conclusion of the accounting for the December 2009 leveraged transaction.
As of December 31, 2013 and 2012, the Company’s other investments in associates, individually and in the aggregate, were not material to the Company’s operations.

Willis Group Holdings plc

15. INVESTMENTS IN ASSOCIATES (Continued)

Condensed financial information for associates, in the aggregate, as of and for the three years ended December 31, 2013, is presented below. For convenience purposes: (i) balance sheet data has been translated to US dollars at the relevant year-end exchange rate, and (ii) condensed statements of operations data has been translated to US dollars at the relevant average exchange rate.

	2013	2012	2011
	(millions)
Condensed statements of operations data (i):
Total revenues	$502	$497	$527
(Loss) income before income taxes	(48)	(17)	5
Net loss	(36)	(14)	(2)
Condensed balance sheets data (i):
Total assets	1,685	1,670	1,882
Total liabilities	1,611	1,559	1,736
Stockholders’ equity	74	111	146
_________________________________

(i)	Disclosure is based on the Company’s best estimate of the results of its associates and is subject to change upon receipt of their financial statements for 2013.
For the year ended December 31, 2013, the Company recognized $3 million (2012: $3 million; 2011: $4 million) in respect of dividends received from associates.

Notes to the financial statements

16.	OTHER ASSETS
An analysis of other assets is as follows:

	December 31,
	2013	2012
	(millions)
Other current assets
Prepayments and accrued income	$73	$61
Income taxes receivable	32	50
Deferred compensation plan assets	26	12
Other receivables	66	58
Total other current assets	$197	$181
Other non-current assets
Prepayments and accrued income	16	24
Deferred compensation plan assets	88	97
Income taxes receivable	21	12
Accounts receivable, net	28	25
Other investments	19	12
Other receivables	34	36
Total other non-current assets	$206	$206
Total other assets	$403	$387

17.	OTHER LIABILITIES
An analysis of other liabilities is as follows:

	December 31,
	2013	2012
	(millions)
Other current liabilities
Accounts payable	$123	$88
Accrued dividends payable	51	47
Other taxes payable	51	44
Deferred compensation plan liability	26	12
Incentives from lessors	12	9
Other payables	152	127
Total other current liabilities	$415	$327
Other non-current liabilities
Incentives from lessors	$183	$173
Deferred compensation plan liability	89	101
Income taxes payable	40	33
Other payables	62	68
Total other non-current liabilities	$374	$375
Total other liabilities	$789	$702

Willis Group Holdings plc

18.	ALLOWANCE FOR DOUBTFUL ACCOUNTS
Accounts receivable are stated at estimated net realizable values. The allowances shown below as at the end of each period, are recorded as the amounts considered by management to be sufficient to meet probable future losses related to uncollectible accounts.

	Balance at beginning of year	Additions/ (releases) charged to costs and expenses	Deductions / Other movements	Foreign exchange differences	Balance at end of year
Description
	(millions)
Year Ended December 31, 2013
Allowance for doubtful accounts	$14	$3	$(4)	$—	$13
Year Ended December 31, 2012
Allowance for doubtful accounts	$13	$16	$(15)	$—	$14
Year Ended December 31, 2011
Allowance for doubtful accounts	$12	$4	$(3)	$—	$13

Notes to the financial statements

19.	PENSION PLANS
The Company maintains two principal defined benefit pension plans that cover approximately half of our employees in the United States and United Kingdom. Both of these plans are now closed to new entrants and with effect from May 15, 2009, the Company closed the US defined benefit plan to future accrual. New employees in the United Kingdom are offered the opportunity to join a defined contribution plan and in the United States are offered the opportunity to join a 401(k) plan. In addition to the Company’s UK and US defined benefit pension plans, the Company has several smaller defined benefit pension plans in certain other countries in which it operates including a US non-qualified plan and an unfunded plan in the UK. Elsewhere, pension benefits are typically provided through defined contribution plans. It is the Company’s policy to fund pension costs as required by applicable laws and regulations.
At December 31, 2013, the Company recorded, on the Consolidated Balance Sheets:

•	a pension benefit asset of $278 million (2012: $136 million) representing:

•	$276 million (2012: $134 million) in respect of the UK defined benefit pension plan; and

•	$2 million (2012: $2 million) in respect of the international defined benefit pension plans.

•	a total liability for pension benefits of $136 million (2012: $282 million) representing:

•	$107 million (2012: $250 million) in respect of the US defined benefit pension plan; and

•	$29 million (2012: $32 million) in respect of the international, US non-qualified and UK unfunded defined benefit pension plans.

Willis Group Holdings plc

19. PENSION PLANS (Continued)

UK and US defined benefit plans
The following schedules provide information concerning the Company’s UK and US defined benefit pension plans as of and for the years ended December 31:

	UK Pension Benefits		US Pension Benefits
	2013	2012	2013	2012
	(millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$2,582	$2,217	$958	$895
Service cost	37	35	—	—
Interest cost	109	108	38	41
Employee contributions	2	2	—	—
Actuarial loss (gain)	79	186	(81)	71
Benefits paid	(78)	(77)	(51)	(49)
Foreign currency changes	54	111	—	—
Benefit obligations, end of year	2,785	2,582	864	958
Change in plan assets:
Fair value of plan assets, beginning of year	2,716	2,353	708	637
Actual return on plan assets	255	226	60	80
Employee contributions	2	2	—	—
Employer contributions	100	92	40	40
Benefits paid	(78)	(77)	(51)	(49)
Foreign currency changes	66	120	—	—
Fair value of plan assets, end of year	3,061	2,716	757	708
Funded status at end of year	$276	$134	$(107)	$(250)
Components on the Consolidated Balance Sheets:
Pension benefits asset	$276	$134	$—	$—
Liability for pension benefits	—	—	(107)	(250)

Amounts recognized in accumulated other comprehensive loss consist of:

	UK Pension Benefits		US Pension Benefits
	2013	2012	2013	2012
		(millions)
Net actuarial loss	$815	$831	$233	$332
Prior service gain	(24)	(29)	—	—
The accumulated benefit obligations for the Company’s UK and US defined benefit pension plans were $2,701 million and $864 million, respectively (2012: $2,519 million and $958 million, respectively).

Notes to the financial statements

19. PENSION PLANS (Continued)

The components of the net periodic benefit (income) cost and other amounts recognized in other comprehensive loss for the UK and US defined benefit plans are as follows:

	Years ended December 31,
	UK Pension Benefits			US Pension Benefits
	2013	2012	2011	2013	2012	2011
			(millions)
Components of net periodic benefit (income) cost:
Service cost	$37	$35	$36	$—	$—	$—
Interest cost	109	108	106	38	41	41
Expected return on plan assets	(191)	(181)	(161)	(51)	(46)	(44)
Amortization of unrecognized prior service gain	(5)	(6)	(5)	—	—	—
Amortization of unrecognized actuarial loss	45	39	30	9	8	3
Net periodic benefit (income) cost	$(5)	$(5)	$6	$(4)	$3	$—
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss (gain)	$15	$141	$164	$(90)	$37	$137
Amortization of unrecognized actuarial loss	(45)	(39)	(30)	(9)	(8)	(3)
Prior service gain	—	—	(10)	—	—	—
Amortization of unrecognized prior service gain	5	6	5	—	—	—
Total recognized in other comprehensive income (loss)	$(25)	$108	$129	$(99)	$29	$134
Total recognized in net periodic benefit cost and other comprehensive income	$(30)	$103	$135	$(103)	$32	$134

The estimated net loss and prior service cost for the UK and US defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are:

	UK Pension Benefits	US Pension Benefits
	(millions)
Estimated net loss	$42	$6
Prior service gain	(3)	—

Willis Group Holdings plc

19. PENSION PLANS (Continued)

The following schedule provides other information concerning the Company’s UK and US defined benefit pension plans:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
	2013	2012	2013	2012
Weighted-average assumptions to determine benefit obligations:
Discount rate	4.4%	4.4%	4.8%	4.1%
Rate of compensation increase	3.2%	2.3%	N/A	N/A
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	4.4%	4.8%	4.1%	4.6%
Expected return on plan assets	7.3%	7.5%	7.3%	7.3%
Rate of compensation increase	2.3%	2.1%	N/A	N/A
The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The expected returns on UK plan assets are: UK and foreign equities 9.27 percent, debt securities 4.42 percent, hedge funds 7.86 percent and real estate 6.53 percent. The expected returns on US plan assets are: US and foreign equities 10.40 percent and debt securities 4.10 percent.
The Company’s pension plan asset allocations based on fair values were as follows:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
Asset Category	2013	2012	2013	2012
Equity securities	36%	41%	52%	49%
Debt securities	38%	37%	46%	50%
Hedge funds	17%	17%	—%	—%
Real estate	3%	3%	—%	—%
Cash	6%	2%	—%	—%
Other	—%	—%	2%	1%
Total	100%	100%	100%	100%

In the UK the pension trustees in consultation with the Company maintain a diversified asset portfolio and this together with contributions made by the Company is expected to meet the pension scheme’s liabilities as they become due. The UK plan’s assets are divided into 13 separate portfolios according to asset class and managed by 10 investment managers. The broad target allocations are UK and foreign equities (31.5 percent), debt securities (45 percent), hedge funds (17.5 percent) and real estate (6 percent). In the US the Company’s investment policy is to maintain a diversified asset portfolio, which together with contributions made by the Company is expected to meet the pension scheme’s liabilities as they become due. The US plan’s assets are currently invested in 17 funds representing most standard equity and debt security classes. The broad target allocations are US and foreign equities (50 percent) and debt securities (50 percent).
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

Notes to the financial statements

19. PENSION PLANS (Continued)

The following tables present, at December 31, 2013 and 2012, for each of the fair value hierarchy levels, the Company’s UK pension plan assets that are measured at fair value on a recurring basis.

	UK Pension Plan
December 31, 2013	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$659	$81	$—	$740
UK equities	239	17	—	256
Other equities	40	63	—	103
Fixed income securities:
US Government bonds	31	—	—	31
UK Government bonds	656	—	—	656
Other Government bonds	7	—	100	107
UK corporate bonds	75	—	—	75
Other corporate bonds	151	—	—	151
Derivatives	—	154	—	154
Real estate	—	—	92	92
Cash	163	—	—	163
Other investments:
Hedge funds	—	28	477	505
Other	—	28	—	28
Total	$2,021	$371	$669	$3,061

	UK Pension Plan
December 31, 2012	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$492	$108	$—	$600
UK equities	317	59	—	376
Other equities	28	97	—	125
Fixed income securities:
US Government bonds	11	—	—	11
UK Government bonds	625	—	—	625
Other Government bonds	13	—	—	13
UK corporate bonds	112	—	—	112
Other corporate bonds	29	—	—	29
Derivatives	—	217	—	217
Real estate	—	—	76	76
Cash	53	—	—	53
Other investments:
Hedge funds	—	27	431	458
Other	8	13	—	21
Total	$1,688	$521	$507	$2,716

Willis Group Holdings plc

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
The following tables present, at December 31, 2013 and 2012, for each of the fair value hierarchy levels, the Company’s US pension plan assets that are measured at fair value on a recurring basis.

	US Pension Plan
December 31, 2013	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$120	$125	$—	$245
Non US equities	116	33	—	149
Fixed income securities:
US Government bonds	—	55	—	55
US corporate bonds	—	151	—	151
International fixed income securities	58	42	—	100
Municipal & Non US government bonds	—	30	—	30
Other investments:
Mortgage backed securities	—	12	—	12
Other	9	6	—	15
Total	$303	$454	$—	$757

	US Pension Plan
December 31, 2012	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$144	$78	$—	$222
Non US equities	98	27	—	125
Fixed income securities:
US Government bonds	—	69	—	69
US corporate bonds	—	144	—	144
International fixed income securities	52	39	—	91
Municipal & Non US government bonds	—	35	—	35
Other investments:
Mortgage backed securities	—	13	—	13
Other	3	6	—	9
Total	$297	$411	$—	$708
Equity securities comprise:

•	common stock and preferred stock which are valued using quoted market prices; and

•	pooled investment vehicles which are valued at their net asset values as calculated by the investment manager and typically have daily or weekly liquidity.
Fixed income securities comprise US, UK and other Government Treasury Bills, loan stock, index linked loan stock and UK and other corporate bonds which are typically valued using quoted market prices.

Notes to the financial statements

19. PENSION PLANS (Continued)

As a result of the inherent limitations related to the valuations of the Level 3 investments, due to the unobservable inputs of the underlying funds, the estimated fair value may differ significantly from the values that would have been used had a market for those investments existed.
The following table summarizes the changes in the UK pension plan’s Level 3 assets for the years ended December 31, 2013 and 2012:

UK Pension
Plan
Level 3
(millions)
Balance at January 1, 2012	$476
Purchases, sales, issuances and settlements, net	(2)
Unrealized and realized gains relating to instruments still held at end of year	17
Foreign exchange	16
Balance at December 31, 2012	$507
Purchases, sales, issuances and settlements, net	121
Unrealized and realized gains relating to instruments still held at end of year	29
Foreign exchange	12
Balance at December 31, 2013	$669

In 2014, the Company expects to make contributions to the UK plan of approximately $83 million and $30 million to the US plan. In addition, approximately $12 million will be paid in 2014 into the UK defined benefit plan related to employee's salary sacrifice contributions.
The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK and US defined benefit pension plans:

Expected future benefit payments	UK Pension Benefits	US Pension Benefits
	(millions)
2014	84	38
2015	88	42
2016	89	44
2017	93	46
2018	94	49
2019-2023	518	271
Willis North America has a 401(k) plan covering all eligible employees of Willis North America and its subsidiaries. The plan allows participants to make pre-tax contributions which the Company, at its discretion may match. During 2009, the Company had decided not to make any matching contributions other than for former HRH employees whose contributions were matched up to 75 percent under the terms of the acquisition. All investment assets of the plan are held in a trust account administered by independent trustees. The Company’s 401(k) matching contributions for 2013 were $15 million (2012: $10 million; 2011: $10 million), matching contributions were increased 1 percent during 2013.

Willis Group Holdings plc

19. PENSION PLANS (Continued)

Other defined benefit pension plans
In addition to the Company’s UK and US defined benefit pension plans, the Company has several smaller defined benefit pension plans in certain other countries in which it operates together with a non-qualified defined benefit pension plan in the US and an unfunded defined benefit pension plan in the UK.
These smaller additional US and UK plans are incorporated with the Company's other defined benefit pension plans.
In total, a $27 million net pension benefit liability (2012: $30 million) has been recognized in respect of these other schemes.
The following schedules provide information concerning the Company’s international, US non-qualified and UK unfunded defined benefit pension plans:

	Other defined benefit plans
	2013	2012
	(millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$180	$131
Service cost	3	3
Interest cost	7	7
Actuarial (gain) loss	(5)	30
Benefits paid	(6)	(6)
Employee contributions	—	1
Reclassification from other non-current liabilities (i)	10	9
Foreign currency changes	6	5
Benefit obligations, end of year	195	180
Change in plan assets:
Fair value of plan assets, beginning of year	150	128
Actual return on plan assets	9	11
Employer contributions	10	11
Employee contributions	—	1
Benefits paid	(6)	(6)
Foreign currency changes	5	5
Fair value of plan assets, end of year	168	150
Funded status at end of year	$(27)	$(30)
Components on the Consolidated Balance Sheets:
Pension benefits asset	$2	$2
Liability for pension benefits	$(29)	$(32)
_________________________________

(i)	Transfer in of benefit obligation for UK unfunded and US non-qualified plans from non-current other liabilities.

Amounts recognized in accumulated other comprehensive loss consist of a net actuarial loss of $27 million (2012: $35 million).
The accumulated benefit obligation for the Company’s other defined benefit pension plans was $191 million (2012: $177 million).

Notes to the financial statements

19. PENSION PLANS (Continued)

The components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the other defined benefit pension plans are as follows:

	Other defined benefit plans
	2013	2012	2011
	(millions)
Components of net periodic benefit cost:
Service cost	$3	$3	$4
Interest cost	7	7	7
Expected return on plan assets	(6)	(6)	(6)
Amortization of unrecognized actuarial loss	1	—	1
Curtailment gain	—	—	(1)
Net periodic benefit cost	$5	$4	$5
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Amortization of unrecognized actuarial loss	$(1)	$—	$(1)
Net actuarial (gain) loss	(8)	25	2
Total recognized in other comprehensive (income) loss	(9)	25	1
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(4)	$29	$6

The estimated net loss for the other defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $nil.
The following schedule provides other information concerning the Company’s other defined benefit pension plans:

	Other defined benefit plans
	2013	2012
Weighted-average assumptions to determine benefit obligations:
Discount rate	3.30% - 4.40%	2.50% - 3.75%
Rate of compensation increase	2.00% - 2.50%	2.00%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	2.50% - 4.40%	3.30% - 5.30%
Expected return on plan assets	2.00% - 4.66%	2.00% - 5.73%
Rate of compensation increase	2.00% - 2.50%	2.50% - 3.00%

The determination of the expected long-term rate of return on the other defined benefit plan assets is dependent upon the specific circumstances of each individual plan. The assessment may include analyzing historical investment performance, investment community forecasts and current market conditions to develop expected returns for each asset class used by the plans.
The Company’s other defined benefit pension plan asset allocations at December 31, 2013 based on fair values were as follows:

Willis Group Holdings plc

19. PENSION PLANS (Continued)

	Other defined benefit plans
Asset Category	2013	2012
Equity securities	35%	35%
Debt securities	39%	39%
Real estate	3%	3%
Derivatives	14%	16%
Other	9%	7%
Total	100%	100%

The investment policies for the international plans vary by jurisdiction but are typically established by the local pension plan trustees, where applicable, and seek to maintain the plans’ ability to meet liabilities of the plans as they fall due and to comply with local minimum funding requirements.
Fair Value Hierarchy
The following tables present, at December 31, 2013 and 2012, for each of the fair value hierarchy levels, the Company’s other defined benefit pension plan assets that are measured at fair value on a recurring basis.

	Other defined benefit plans
December 31, 2013	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$29	$—	$—	$29
UK equities	5	—	—	5
Overseas equities	26	—	—	26
Fixed income securities:
Other Government bonds	61	—	—	61
Corporate bonds	4	—	—	4
Derivative instruments	—	23	—	23
Real estate	—	—	5	5
Cash	8	—	—	8
Other investments:
Other investments	—	—	7	7
Total	$133	$23	$12	$168

Notes to the financial statements

19. PENSION PLANS (Continued)

	Other defined benefit plans
December 31, 2012	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$24	$—	$—	$24
UK equities	5	—	—	5
Overseas equities	22	—	1	23
Fixed income securities:
Other Government bonds	49	—	—	49
Corporate bonds	—	9	—	9
Derivative instruments	—	24	—	24
Real estate	—	—	5	5
Cash	5	—	—	5
Other investments:
Other investments	—	1	5	6
Total	$105	$34	$11	$150

Equity securities comprise:

•	common stock which are valued using quoted market prices; and

•	unit linked funds which are valued at their net asset values as calculated by the investment manager and typically have daily liquidity.
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
Assets classified as Level 3 investments did not materially change during the year ended December 31, 2013.
In 2014, the Company expects to contribute $9 million to the other defined benefit pension plans.
The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the other defined benefit pension plans:

Other defined benefit plans
Pension
Expected future benefit payments	Benefits
(millions)
2014	$6
2015	6
2016	6
2017	6
2018	7
2019-2023	35

Willis Group Holdings plc

20.	DEBT
Current portion of the long-term debt consists of the following:

	December 31,
	2013	2012
	(millions)
Current portion of 7-year term loan facility expires 2018	$15	$15
Long-term debt consists of the following:

	December 31,
	2013	2012
	(millions)
7-year term loan facility expires 2018	$259	$274
5.625% senior notes due 2015	148	350
Fair value adjustment on 5.625% senior notes due 2015	4	18
4.125% senior notes due 2016	299	299
6.200% senior notes due 2017	394	600
7.000% senior notes due 2019	187	300
5.750% senior notes due 2021	496	496
4.625% senior notes due 2023	249	—
6.125% senior notes due 2043	274	—
3-year term loan facility expires 2015	1	1
	$2,311	$2,338
All direct obligations under the 5.625%, 6.200% and 7.000% senior notes are guaranteed by Willis Group Holdings, Willis Netherlands B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc and Willis Group Limited.
All direct obligations under the 4.625% and 6.125% senior notes are guaranteed by Willis Group Holdings, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Willis North America Inc. and Willis Group Limited.
All direct obligations under the 4.125% and 5.750% senior notes are guaranteed by Trinity Acquisition plc, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Willis North America Inc. and Willis Group Limited.
Debt issuance
On July 23, 2013 we entered into an amendment to our existing credit facilities to extend both the amount of financing and the maturity date of the facilities. As a result of this amendment, our revolving credit facility was increased from $500 million to $800 million. The maturity date on both the revolving credit facility and the $300 million term loan was extended to July 23, 2018, from December 16, 2016. At the amendment date we owed $281 million on the term loan and there was no change to this amount as a result of the refinancing.
The 7-year term loan facility expiring 2018 bears interest at LIBOR plus 1.50% and is repayable in quarterly installments and a final repayment of $186 million is due in the third quarter of 2018. In 2013, we made $15 million of mandatory repayments against this 7-year term loan. Drawings under the $800 million revolving credit facility bear interest at LIBOR plus 1.50%. These margins apply while the Company’s debt rating remains BBB-/Baa3. As of December 31, 2013 $nil was outstanding under this revolving credit facility (December 31, 2012: $nil).
On August 15, 2013 the Company issued $250 million of 4.625% senior notes due 2023 and $275 million of 6.125% senior notes due 2043. The effective interest rates of these senior notes are 4.696% and 6.154%, respectively, which include the impact of the discount upon issuance.

Notes to the financial statements

20. DEBT (Continued)

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
The Company incurred total losses on extinguishment of debt of $60 million during the year ended December 31, 2013. This was made up of a tender premium of $65 million, the write-off of unamortized debt issuance costs of $2 million and a credit for the reduction of the fair value adjustment on 5.625% senior notes due 2015 of $7 million.
The agreements relating to our 7-year term loan facility expiring 2018 and the revolving $800 million credit facility contain requirements to maintain maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA and minimum level of consolidated EBITDA to consolidated cash interest expense, subject to certain adjustments. In addition, the agreements relating to our credit facilities and senior notes include, in the aggregate covenants relating to the delivery of financial statements, reports and notices, limitations on liens, limitations on sales and other disposals of assets, limitations on indebtedness and other liabilities, limitations on sale and leaseback transactions, limitations on mergers and other fundamental changes, maintenance of property, maintenance of insurance, nature of business, compliance with applicable laws, maintenance of corporate existence and rights, payment of taxes and access to information and properties. At December 31, 2013, the Company was in compliance with all covenants.
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
During the year ended December 31, 2013, the Company closed out the above interest rate swaps and received a cash settlement of $13 million on termination.
Following the partial extinguishment of the 5.625% senior notes due 2015 on August 15, 2013, the Company has recorded a credit of $7 million to remove a corresponding partial amount of the fair value adjustment to the carrying values of the notes originally recognized in connection with the interest rate swaps. The remaining $5 million fair value adjustment as at that date will be amortized through interest expense over the period to maturity.
On November 7, 2012, a further revolving credit facility of $20 million, available solely for the use of our main UK regulated entity and available for use in certain circumstances, was renewed. The facility bears interest at LIBOR plus 1.55% until 2014 and LIBOR plus 1.700% thereafter. The facility expires on November 6, 2015. As at December 31, 2013 no drawings had been made on the facility. The facility is secured against the freehold of the UK regulated entity’s freehold property in Ipswich.
On July 11, 2013, a revolving credit facility of 15 million Chinese Yuan Renminbi 'RMB' ($2 million) was renewed. This facility bears interest at 110 percent of the applicable short term interest rate an RMB loan having a term equal to the tenor of that drawing as published by the People's Bank of China 'PBOC' prevailing as at the drawdown date of that drawing. The facility expires on July 10, 2014. As at December 31, 2013 ¥nil ($nil) (2012: ¥nil ($nil)) had been drawn down on the facility. This facility was solely for the use of our Chinese subsidiary and is available for general working capital purposes.

Lines of credit
The Company also has available $4 million (2012: $4 million) in lines of credit, of which $nil was drawn as of December 31, 2013 (2012: $nil).

Willis Group Holdings plc

20. DEBT (Continued)

Analysis of interest expense
The following table shows an analysis of the interest expense for the years ended December 31:

	Year ended December 31,
	2013	2012	2011
	(millions)
5.625% senior notes due 2015	$12	$12	$12
12.875% senior notes due 2016	—	—	15
4.125% senior notes due 2016	13	13	10
6.200% senior notes due 2017	33	38	38
7.000% senior notes due 2019	18	21	21
5.750% senior notes due 2021	29	29	23
4.625% senior notes due 2023	4	—	—
6.125% senior notes due 2043	6	—	—
7-year term loan facility expires 2018	6	6	—
5-year term loan facility repaid 2011	—	—	14
Revolving $800 million credit facility	2	1	—
Revolving $300 million credit facility	—	—	4
Other(i)	3	8	19
Total interest expense	$126	$128	$156
_________________________________

(i)	In 2013, Other includes $nil (2012: $nil; 2011:$10 million ) relating to the write-off of unamortized debt issuance fees.

21.	PROVISIONS FOR LIABILITIES
An analysis of movements on provisions for liabilities is as follows:

	Claims, lawsuits and other proceedings(i)	Other provisions(ii)	Total
		(millions)
Balance at January 1, 2012	$158	$38	$196
Net provisions made during the year	23	(2)	21
Utilized in the year	(31)	(10)	(41)
Foreign currency translation adjustment	2	2	4
Balance at December 31, 2012	$152	$28	$180
Net provisions made during the year	28	6	34
Balances transferred in during the year (iii)	—	13	13
Utilized in the year	(17)	(6)	(23)
Foreign currency translation adjustment	1	1	2
Balance at December 31, 2013	$164	$42	$206
_________________________________

(i)
The claims, lawsuits and other proceedings provision includes E&O cases which represents management’s assessment of liabilities that may arise from asserted and unasserted claims for alleged errors and omissions that arise in the ordinary course of the Group’s business. Where some of the potential liability is recoverable under the Group’s external insurance arrangements, the full assessment of the liability is included in the provision with the associated insurance recovery shown separately as an asset. Insurance recoveries recognized at December 31, 2013 amounted to $nil (2012: $6 million).

(ii)	The ‘Other’ category includes amounts relating to vacant property provisions of $10 million (2012: $13 million).

(iii)
Provisions held in the UK for ongoing post placement services, long term disability provisions and legal claim provisions all previously recognized within Deferred Revenue and Accrued Expenses were transferred to Provisions for Liabilities during 2013.

Notes to the financial statements

22.	COMMITMENTS AND CONTINGENCIES
The Company’s contractual obligations as at December 31, 2013 are presented below:

	Payments due by
Obligations (iii)	Total	2014	2015-2016	2017-2018	After 2018
	(millions)
7-year term loan facility expires 2018	$274	$15	$39	$220	$—
Interest on term loan	19	5	9	5	—
Revolving $800 million credit facility commitment fees	9	2	4	3	—
5.625% senior notes due 2015	148	—	148	—	—
Fair value adjustments on 5.625% senior notes due 2015	4	—	4	—	—
4.125% senior notes due 2016	300	—	300	—	—
6.200% senior notes due 2017	394	—	—	394	—
7.000% senior notes due 2019	187	—	—	—	187
5.750% senior notes due 2021	500	—	—	—	500
4.625% senior notes due 2023	250	—	—	—	250
6.125% senior notes due 2043	275	—	—	—	275
Interest on senior notes	1,011	115	209	146	541
Total debt and related interest	3,371	137	713	768	1,753
Operating leases(i)	1,235	131	213	167	724
Pensions	566	122	244	161	39
Other contractual obligations(ii)	91	24	16	12	39
Total contractual obligations	$5,263	$414	$1,186	$1,108	$2,555
_________________________________

(i)	Presented gross of sublease income.

(ii)
Other contractual obligations include capital lease commitments, put option obligations and investment fund capital call obligations, the timing of which are included at the earliest point they may fall due.

(iii)	The above excludes $41 million of liabilities for unrecognized tax benefits as the Company is unable to reasonably predict the timing of settlement of these liabilities.

Debt obligations and facilities
The Company’s debt and related interest obligations at December 31, 2013 are shown in the above table.
On July 23, 2013 we entered into an amendment to our existing credit facilities to extend the amount of financing of the facilities. As a result of this amendment, our revolving credit facility was increased from $500 million to $800 million. As at December 31, 2013 $nil was outstanding under the revolving credit facility.
This facility is in addition to the remaining availability of $22 million under the Company’s two other previously existing revolving credit facilities.
The only mandatory repayments of debt over the next 12 months are the scheduled repayment of $15 million current portion of the Company’s 7-year term loan. We also have the right, at our option, to prepay indebtedness under the credit facility without further penalty and to redeem the senior notes at our option by paying a ‘make-whole’ premium as provided under the applicable debt instrument.

Willis Group Holdings plc

22. COMMITMENTS AND CONTINGENCIES (Continued)

Operating leases
The Company leases certain land, buildings and equipment under various operating lease arrangements. Original non-cancellable lease terms typically are between 10 and 20 years and may contain escalation clauses, along with options that permit early withdrawal. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease.
As of December 31, 2013, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross rental commitments	Rentals from subleases	Net rental commitments
		(millions)
2014	$131	$(15)	$116
2015	114	(14)	100
2016	99	(13)	86
2017	88	(12)	76
2018	79	(8)	71
Thereafter	724	(16)	708
Total	$1,235	$(78)	$1,157
The Company leases its main London building under a 25-year operating lease, which expires in 2032. The Company’s contractual obligations in relation to this commitment included in the table above total $719 million (2012: $730 million). Annual rentals are $36 million (2012: $32 million) per year and the Company has subleased approximately 29 percent (2012: 29 percent) of the premises under leases up to 15 years. The amounts receivable from subleases, included in the table above, total $66 million (2012: $76 million; 2011: $82 million).
Rent expense amounted to $141 million for the year ended December 31, 2013 (2012: $135 million; 2011: $127 million). The Company’s rental income from subleases was $15 million for the year ended December 31, 2013 (2012: $17 million; 2011: $18 million).
Pensions
Contractual obligations for our pension plans reflect the contributions we expect to make over the next five years into our US and UK plans. These contributions are based on current funding positions and may increase or decrease dependent on the future performance of the two plans.
In the UK, we are required to agree a funding strategy for our UK defined benefit plan with the plan's trustees. In March 2012, the Company agreed to a revised schedule of contributions towards on-going accrual of benefits and deficit funding contributions the Company will make to the UK plan over the six years ended December 31, 2017. Contributions in each of the next four years are expected to total approximately $83 million, of which approximately $23 million relates to on-going contributions calculated as 15.9 percent of active plan members' pensionable salary and approximately $60 million that relates to contributions towards the funding deficit.
In addition, further contributions will be payable based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks, and special dividends). Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($517 million) over the six years ended December 31, 2017.
During 2014 we will be required to negotiate a new funding arrangement which may further change the contributions we are required to make during 2014 and beyond.
In addition, approximately $12 million will be paid annually into the UK defined benefit plan related to employee's salary sacrifice contributions.
The total contracted contributions for all plans in 2014 are expected to be approximately $122 million, excluding approximately $12 million in respect of the salary sacrifice scheme.

Notes to the financial statements

22. COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees
Guarantees issued by certain of Willis Group Holdings’ subsidiaries with respect to the senior notes and revolving credit facilities are discussed in Note 20 — Debt in these consolidated financial statements.
Certain of Willis Group Holdings’ subsidiaries have given the landlords of some leasehold properties occupied by the Company in the United Kingdom and the United States guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $828 million and $829 million at December 31, 2013 and 2012, respectively. The capital lease obligations subject to such guarantees amounted to $11 million as at December 31, 2013 (2012: $nil).
In addition, the Company has given guarantees to bankers and other third parties relating principally to letters of credit amounting to $11 million and $10 million at December 31, 2013 and 2012, respectively. Willis Group Holdings also guarantees certain of its UK and Irish subsidiaries’ obligations to fund the UK and Irish defined benefit plans.
Other contractual obligations
For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell their shares (a put option) to the Company at various dates in the future. Generally, the exercise price of such put options and call options is formula-based (using revenues and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates and assuming the put options are exercised, the potential amount payable from these options is not expected to exceed $12 million (2012: $19 million).
In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP, an investment fund managed by Stone Point Capital. This replaced a capital commitment of $25 million that had been made to Trident V, LP in December 2009. As at December 31, 2013 there have been approximately $15 million of capital contributions.
In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As at December 31, 2013 there had been approximately $4 million of capital contributions.
Other contractual obligations at December 31, 2013, also include certain capital lease obligations totaling $63 million (2012: $53 million), primarily in respect of the Company's Nashville property.
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

Willis Group Holdings plc

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
On October 27, 2011, the court in Troice entered an order (i) dismissing with prejudice those claims asserted in the Third Amended Class Action Complaint on a class basis on the grounds set forth in the Roland decision discussed above and (ii) dismissing without prejudice those claims asserted in the Third Amended Class Action Complaint on an individual basis. Also on October 27, 2011, the court entered a final judgment in the action.
On October 28, 2011, the plaintiffs in Troice filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Subsequently, Troice, Roland and a third action captioned Troice, et al. v. Proskauer Rose LLP, Civil Action No. 3:09-CV-01600-N, which also was dismissed on the grounds set forth in the Roland decision discussed above and on appeal to the U.S. Court of Appeals for the Fifth Circuit, were consolidated for purposes of briefing and oral argument. Following the completion of briefing and oral argument, on March 19, 2012, the Fifth Circuit reversed and remanded the actions. On April 2, 2012, the defendants-appellees filed petitions for rehearing en banc. On April 19, 2012, the petitions for rehearing en banc were denied. On July 18, 2012, defendants-appellees filed a petition for writ of certiorari with the United States Supreme Court regarding the Fifth Circuit's reversal in Troice. On January 18, 2013, the Supreme Court granted our petition. Opening briefs were filed on May 3, 2013 and the Supreme Court heard oral argument on October 7, 2013. On February 26, 2014, the Supreme Court affirmed the Fifth Circuit’s decision.

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

Willis Group Holdings plc

22. COMMITMENTS AND CONTINGENCIES (Continued)

transfer of the five actions to the Northern District of Texas, the transmittal of which was stayed for seven days to allow for any opposition to be filed. On June 28, 2013, with no opposition having been filed, the JPML lifted the stay, enabling the transfer to go forward. The defendants have not yet responded to the complaints in these actions.

•
Janvey, et al. v. Willis of Colorado, Inc., et al., Case No. 3:13-CV-03980-D, was filed on October 1, 2013 also in the Northern District of Texas against Willis Group Holdings plc, Willis Limited, Willis North America Inc., Willis of Colorado, Inc. and the same Willis associate. The complaint was filed (i) by Ralph S. Janvey, in his capacity as Court-Appointed Receiver for the Stanford Receivership Estate, and the Official Stanford Investors Committee (the ‘OSIC’) against all defendants and (ii) on behalf of a putative, worldwide class of Stanford investors against Willis North America Inc. Plaintiffs Janvey and the OSIC allege claims under Texas common law and the court’s Amended Order Appointing Receiver, and the putative class plaintiffs allege claims under Texas statutory and common law. Plaintiffs seek actual damages in excess of $1 billion, punitive damages and costs. On November 15, 2013, plaintiffs filed the operative First Amended Complaint, which added certain defendants unaffiliated with Willis. On February 28, 2014, the defendants will file motions to dismiss the First Amended Complaint.

Additional actions could be brought in the future by other investors in certificates of deposit issued by Stanford and its affiliates. The Company disputes these allegations and intends to defend itself vigorously against these actions. The outcomes of these actions, however, including any losses or other payments that may occur as a result, cannot be predicted at this time.

Notes to the financial statements

23.	ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
The components of other comprehensive income (loss) are as follows:

	December 31, 2013			December 31, 2012			December 31, 2011
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
	(millions)
Other comprehensive income:
Foreign currency translation adjustments	$20	$—	$20	$46	$—	$46	$(29)	$—	$(29)
Pension funding adjustments:
Foreign currency translation on pension funding adjustments	(15)	5	(10)	(31)	9	(22)	8	—	8
Net actuarial gain (loss)	83	2	85	(203)	36	(167)	(303)	95	(208)
Prior service gain	—	—	—	—	—	—	10	(3)	7
Amortization of unrecognized actuarial loss	55	(9)	46	47	(9)	38	34	(9)	25
Amortization of unrecognized prior service gain	(5)	1	(4)	(6)	1	(5)	(5)	1	(4)
	118	(1)	117	(193)	37	(156)	(256)	84	(172)
Derivative instruments:
Gain on interest rate swaps (effective element)	—	—	—	3	(1)	2	13	(3)	10
Interest rate reclassification adjustment	(5)	1	(4)	(5)	1	(4)	(14)	4	(10)
Gain on forward exchange contracts (effective element)	10	(2)	8	11	(2)	9	3	(1)	2
Forward exchange contract reclassification adjustment	1	—	1	(4)	1	(3)	(7)	2	(5)
Gain on treasury lock (effective element)	19	(4)	15	—	—	—	—	—	—
	25	(5)	20	5	(1)	4	(5)	2	(3)
Other comprehensive income (loss)	163	(6)	157	(142)	36	(106)	(290)	86	(204)
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—	1	—	1
Other comprehensive income (loss) attributable to Willis Group Holdings	$163	$(6)	$157	$(142)	$36	$(106)	$(289)	$86	$(203)

Willis Group Holdings plc

23. ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX (Continued)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Net foreign currency translation adjustment	Pension funding adjustment	Net unrealized gain on derivative instruments	Total
	(millions)
Balance, December 31, 2010	$(52)	$(503)	$14	$(541)
Other comprehensive (loss) income before reclassifications	(28)	(193)	12	(209)
Amounts reclassified from accumulated other comprehensive income	—	21	(15)	6
Net current year other comprehensive income (loss), net of tax and noncontrolling interests	(28)	(172)	(3)	(203)
Balance, December 31, 2011	$(80)	$(675)	$11	$(744)
Other comprehensive income (loss) before reclassifications	46	(189)	11	(132)
Amounts reclassified from accumulated other comprehensive income	—	33	(7)	26
Net current year other comprehensive income (loss), net of tax and noncontrolling interests	46	(156)	4	(106)
Balance, December 31, 2012	$(34)	$(831)	$15	$(850)
Other comprehensive income (loss) before reclassifications	20	75	23	118
Amounts reclassified from accumulated other comprehensive income	—	42	(3)	39
Net current year other comprehensive income (loss), net of tax and noncontrolling interests	20	117	20	157
Balance, December 31, 2013	$(14)	$(714)	$35	$(693)

Notes to the financial statements

23. ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX (Continued)

Amounts reclassified out of accumulated other comprehensive income into the statement of operations are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income			Affected line item in the statement of operations
	Years ended December 31,
	2013	2012	2011
	(millions)
Gains and losses on cash flow hedges (Note 26)
Interest rate swaps	$(5)	$(5)	$(14)	Investment income
Foreign exchange contracts	1	(4)	(7)	Other operating expenses
	(4)	(9)	(21)	Total before tax
Tax	1	2	6
	$(3)	$(7)	$(15)	Net of tax
Amortization of defined benefit pension items (Note 19)
Prior service gain	$(5)	$(6)	$(5)	Salaries and benefits
Net actuarial loss	55	47	34	Salaries and benefits
	50	41	29	Total before tax
Tax	(8)	(8)	(8)
	$42	$33	$21	Net of tax

Total reclassifications for the period	$39	$26	$6

Willis Group Holdings plc

24.	EQUITY AND NONCONTROLLING INTEREST
The components of equity and noncontrolling interests are as follows:

	December 31, 2013			December 31, 2012			December 31, 2011
	Willis Group Holdings’ stockholders	Noncontrolling interests	Total equity	Willis Group Holdings’ stockholders	Noncontrolling interests	Total equity	Willis Group Holdings’ stockholders	Noncontrolling interests	Total equity
	(millions)
Balance at January 1,	$1,699	$26	$1,725	$2,486	$31	$2,517	$2,577	$31	$2,608
Comprehensive income:
Net income (loss)	365	12	377	(446)	13	(433)	204	16	220
Other comprehensive income (loss), net of tax	157	—	157	(106)	—	(106)	(203)	(1)	(204)
Comprehensive income (loss)	522	12	534	(552)	13	(539)	1	15	16
Dividends	(197)	(10)	(207)	(187)	(11)	(198)	(180)	(15)	(195)
Additional paid-in capital	195	—	195	81	—	81	88	—	88
Repurchase of shares (i)	—	—	—	(100)	—	(100)	—	—	—
Purchase of subsidiary shares from noncontrolling interests	(4)	—	(4)	(31)	(8)	(39)	—	—	—
Additional noncontrolling interests	—	—	—	2	1	3	—	—	—
Balance at December 31,	$2,215	$28	$2,243	$1,699	$26	$1,725	$2,486	$31	$2,517
_________________________________

(i)	Based on settlement date the Company repurchased 2,796,546 shares at an average price of $35.87 in 2012.

The effects on equity of changes in Willis Group Holdings, ownership interest in its subsidiaries are as follows:

	Years ended December 31,
	2013	2012	2011
		(millions)
Net income (loss) attributable to Willis Group Holdings	$365	$(446)	$204
Transfers from noncontrolling interest:
Decrease in Willis Group Holdings’ paid-in capital for purchase of noncontrolling interest	(4)	(31)	—
Increase in Willis Group Holdings’ paid-in capital for sale of noncontrolling interest	—	2	—
Net transfers from noncontrolling interest	(4)	(29)	—
Change from net income (loss) attributable to Willis Group Holdings and transfers from noncontrolling interests	$361	$(475)	$204

Notes to the financial statements

25.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Years Ended December 31,
	2013	2012	2011
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes, net	$61	$63	$15
Cash payments for interest	117	118	128
Supplemental disclosures of non-cash investing and financing activities:
Write-off of unamortized debt issuance costs	$(2)	$—	$(23)
Write-back of fair value adjustment on 5.625% senior notes due 2015	7	—	—
Assets acquired under capital leases	7	2	—
Deferred payments on acquisitions of subsidiaries	2	4	6
Acquisitions:
Fair value of assets acquired	$47	$23	$6
Less:
Liabilities assumed	30	3	3
Cash acquired	1	—	3
Net assets acquired, net of cash acquired	$16	$20	$—

26.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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

Willis Group Holdings plc

26. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

From the fourth quarter of 2011, the Company stopped entering into any new hedging transactions relating to interest rate risk from investments, given the flat yield curve environment at that time. Further to this, during second quarter 2012, the Company closed out its legacy position for these interest rate swap contracts.
The fair value of these swaps at the close out date was $16 million, representing a cash settlement amount on termination. In connection with the terminated swaps, the Company retained a gain of $15 million in other comprehensive income as the forecasted short-term investment transactions in relation to which the swaps qualified as cash flow hedges are still considered probable. These amounts are reclassified into earnings consistent with when the forecasted swap transactions affect earnings. We expect approximately $5 million of the gain to be recognized in the consolidated statement of operations in 2014.
At December 31, 2013 and 2012, the Company had no derivative financial instruments that were designated as cash flow hedges of interest rate risk in investments.
Interest Rate Risk — Interest Expense
The Company's operations are financed principally by $2,054 million fixed rate senior notes and $274 million under a 7-year term loan facility. The Company has access to $800 million under its main revolving credit facility expiring July 23, 2018, and $22 million under two further revolving credit facilities. As of December 31, 2013 $nil was drawn on these facilities.
The 7-year term loan facility bears interest at LIBOR plus 1.50% and drawings under the revolving credit facility bear interest at LIBOR plus 1.50%. These margins apply while the Company’s debt rating remains BBB-/Baa3. Should the Company’s debt rating change, then the margin will change in accordance with the credit facilities agreements. The fixed rate senior notes bear interest at various rates as detailed in Note 20 — ‘Debt’.
During the year ended December 31, 2010, the Company entered into a series of interest rate swaps for a total notional amount of $350 million to receive a fixed rate and pay a variable rate on a semi-annual basis, with a maturity date of July 15, 2015. The Company had previously designated these instruments as fair value hedges against its $350 million 5.625% senior notes due 2015 and had accounted for them accordingly until the first quarter of 2013 at which point these swaps, although remaining as economic hedges, no longer qualified for hedge accounting.
During the year ended December 31, 2013, the Company closed out the above interest rate swaps and received a cash settlement of $13 million on termination.
Following the partial extinguishment of the 5.625% senior notes due 2015 on August 15, 2013, we have recorded a credit of $7 million to remove a corresponding partial amount of the fair value adjustment to the carrying values of the notes originally recognized in connection with the interest rate swaps. The remaining $5 million fair value adjustment as at that date will be amortized through interest expense over the period to maturity.
To hedge against the potential variability in benchmark interest rates in advance of the anticipated debt issuance, the Company entered into two short-term treasury locks during the three months ended June 30, 2013. These were closed out during the three months ended September 30, 2013 following the issue of the new senior notes described in Note 20 - 'Debt'. The fair value of these treasury locks at the close out date was $21 million, received as a cash settlement on termination.
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
At December 31, 2013 and 2012, the Company’s foreign currency contracts were all designated as hedging instruments except for those relating to short-term cash flows and hedges of certain intercompany loans.
The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for Pounds sterling in the case of US dollars and US dollars for euro and Japanese yen. Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

	December 31,
	Sell 2013(i)	Sell 2012
	(millions)
US dollar	$303	$255
Euro	97	55
Japanese yen	35	32
_________________________________

(i)	Forward exchange contracts range in maturity from 2014 to 2015.
In addition to forward exchange contracts we undertake short-term foreign exchange swaps for liquidity purposes. These are not designated as hedges and do not qualify for hedge accounting. The fair values at December 31, 2013 and 2012 were immaterial.
During the year ended December 31, 2013, the Company entered into a number of foreign currency transactions in order to hedge certain intercompany loans. These derivatives were not designated as hedging instruments and were for a total notional amount of $228 million (December 31, 2012: $63 million). In respect of these transactions, an immaterial amount has been recognized as an asset within other current assets and a nominal gain has been recognized in income within other operating expenses for the period.

Willis Group Holdings plc

26. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Derivative financial instruments
The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at December 31:

		Fair value
	Balance sheet	December 31,	December 31,
Derivative financial instruments designated as hedging instruments:	classification	2013	2012
		(millions)
Assets:
Interest rate swaps (fair value hedges)	Other assets	—	22
Forward exchange contracts	Other assets	23	9
Total derivatives designated as hedging instruments		$23	$31
Liabilities:
Forward exchange contracts	Other liabilities	2	—
Total derivatives designated as hedging instruments		$2	$—
Cash Flow Hedges
The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for years ended December 31, 2013, 2012 and 2011:

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in OCI(i)on derivative (effective element)	Location of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Amount of gain (loss) reclassified from accumulated OCI(i) into income(effective element)	Location of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)	Amount of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)
	(millions)		(millions)		(millions)
Year Ended December 31, 2013
Interest rate swaps	$—	Investment income	$(5)	Other operating expenses	$—
Treasury locks	19	Interest expense	—	Interest expense	2
Forward exchange contracts	10	Other operating expenses	1	Interest expense	1
Total	$29		$(4)		$3
Year Ended December 31, 2012
Interest rate swaps	$3	Investment income	$(5)	Other operating expenses	$—
Forward exchange contracts	11	Other operating expenses	(4)	Interest expense	1
Total	$14		$(9)		$1
Year Ended December 31, 2011
Interest rate swaps	$13	Investment income	$(14)	Other operating expenses	$—
Forward exchange contracts	3	Other operating expenses	(7)	Interest expense	(2)
Total	$16		$(21)		$(2)
_________________________________
Amounts above shown gross of tax.

(i)	OCI means other comprehensive income.
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

Notes to the financial statements

26. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

At December 31, 2013 the Company estimates there will be $20 million of net derivative gains reclassified from accumulated comprehensive income into earnings within the next twelve months as the forecasted transactions affect earnings.
Fair Value Hedges
The Company had previously designated interest rate swaps as fair value hedges against its $350 million 5.625% senior notes due 2015 and accounted for them accordingly until the first quarter of 2013 at which point these swaps, although remaining as economic hedges, no longer qualified for hedge accounting.
The table below presents the effects of derivative financial instruments in fair value hedging relationships on the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011.

Derivatives in fair value hedging relationships	Hedged item in fair value hedging relationship	(Loss) gain recognized for derivative	Gain (loss) recognized for hedged item	Ineffectiveness recognized in interest expense
		(millions)
Year Ended December 31, 2013
Interest rate swaps	5.625% senior notes due 2015	$—	$—	$—
Year Ended December 31, 2012
Interest rate swaps	5.625% senior notes due 2015	$(3)	$2	$1
Year Ended December 31, 2011
Interest rate swaps	5.625% senior notes due 2015	$7	$(8)	$1
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
The table below presents the effects of derivative financial instruments no longer in fair value hedging relationships on the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011.

Derivatives no longer in fair value hedging relationships	Hedged item in fair value hedging relationship	Loss recognized for derivative	Amortization or prior loss recognized on hedged item	Net gain recognized (i)
(millions)
Year Ended December 31, 2013
Interest rate swaps	5.625% senior notes due 2015	$(5)	$14	$9
Year Ended December 31, 2012
Interest rate swaps	5.625% senior notes due 2015	$—	$—	$—
Year Ended December 31, 2011
Interest rate swaps	5.625% senior notes due 2015	$—	$—	$—
 ____________________
(i) The net gain was included entirely in interest expense, except for $7 million in the year ended December 31, 2013 which formed part of the loss on extinguishment of debt.

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

Willis Group Holdings plc

26. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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
Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of December 31, 2013.

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

	December 31, 2013
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
		(millions)
Assets at fair value:
Cash and cash equivalents	$796	$—	$—	$796
Fiduciary funds (included within Fiduciary assets)	1,662	—	—	1,662
Derivative financial instruments	—	23	—	23
Total assets	$2,458	$23	$—	$2,481
Liabilities at fair value:
Derivative financial instruments	$—	$2	$—	$2
Total liabilities	$—	$2	$—	$2

Willis Group Holdings plc

27. FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2012
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
		(millions)
Assets at fair value:
Cash and cash equivalents	$500	$—	$—	$500
Fiduciary funds (included within Fiduciary assets)	1,796	—	—	1,796
Derivative financial instruments	—	31	—	31
Total assets	$2,296	$31	$—	$2,327
Liabilities at fair value:
Changes in fair value of hedged debt(i)	—	18	—	18
Total liabilities	$—	$18	$—	$18
_________________________________

(i)	Changes in the fair value of the underlying hedged debt instrument since inception of the hedging relationship are included in long-term debt.
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

	December 31,
	2013		2012
	Carrying amount	Fair value	Carrying amount	Fair value
		(millions)
Assets:
Derivative financial instruments	$23	$23	$31	$31
Liabilities:
Short-term debt	$15	$15	$15	$15
Long-term debt	2,311	2,444	2,338	2,576
Derivative financial instruments	2	2	—	—

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

The Company used the income approach to measure the fair value of the North America reporting unit which involves calculating the fair value of a reporting unit based on the present value of the estimated future cash flows. Cash flow projections were based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions and the uncertainty related to the business's ability to execute on the projected cash flows. The discount rate used was based on the weighted-average cost of capital adjusted for the relevant risk associated with the market participant

Notes to the financial statements

27. FAIR VALUE MEASUREMENTS (Continued)

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

Willis Group Holdings plc

28.	SEGMENT INFORMATION
During the periods presented, the Company operated through three reporting segments: Global, North America and International. Global provides specialist brokerage and consulting services to clients worldwide for specific industrial and commercial activities and is organized by specialism. North America and International predominantly comprise our retail operations which provide services to small, medium and large corporations, accessing Global’s specialist expertise when required.
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

(ii)	amortization of intangible assets;

(iii)	gains and losses on the disposal of operations;

(iv)	significant legal and regulatory settlements which are managed centrally;

(v)	costs associated with the 2011 Operational Review;

(vi)	write-off of uncollectible accounts receivable balance and associated legal fees and insurance recoveries arising in Chicago due to fraudulent overstatement of commissions and fees;

(vii)	the additional incentive accrual recognized following the replacement of annual cash retention awards with annual cash bonuses which will not feature a repayment requirement;

(viii)	write-off of unamortized cash retention awards following the decision to eliminate repayment requirement on past awards;

(ix)	goodwill impairment charge;

(x)	fees related to the extinguishment of debt; and

(xi)	costs associated with the Expense Reduction Initiative.

The accounting policies of the segments are consistent with those described in Note 2 — 'Basis of Presentation and Significant Accounting Policies'. There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.

Notes to the financial statements

28. SEGMENT INFORMATION (Continued)

Selected information regarding the Company’s segments is as follows:

	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income (loss)	Interest in earnings of associates, net of tax
				(millions)
Year Ended December 31, 2013
Global	$1,188	$3	$—	$1,191	$31	$334	$—
North America	1,377	2	7	1,386	37	269	—
International	1,068	10	—	1,078	21	181	—
Total Retail	2,445	12	7	2,464	58	450	—
Total Operating Segments	3,633	15	7	3,655	89	784	—
Corporate and Other(i)	—	—	—	—	60	(99)	—
Total Consolidated	$3,633	$15	$7	$3,655	$149	$685	$—

Year Ended December 31, 2012
Global	$1,124	$5	$—	$1,129	$27	$372	$—
North America	1,306	3	4	1,313	31	240	—
International	1,028	10	—	1,038	21	183	5
Total Retail	2,334	13	4	2,351	52	423	5
Total Operating Segments	3,458	18	4	3,480	79	795	5
Corporate and Other(i)	—	—	—	—	59	(1,004)	—
Total Consolidated	$3,458	$18	$4	$3,480	$138	$(209)	$5

Year Ended December 31, 2011
Global	$1,073	$9	$—	$1,082	$23	$352	$—
North America	1,314	7	2	1,323	28	271	—
International	1,027	15	—	1,042	18	221	12
Total Retail	2,341	22	2	2,365	46	492	12
Total Operating Segments	3,414	31	2	3,447	69	844	12
Corporate and Other(i)	—	—	—	—	73	(278)	—
Total Consolidated	$3,414	$31	$2	$3,447	$142	$566	$12
_________________________________

(i)	See the following table for an analysis of the ‘Corporate and other’ line.

Willis Group Holdings plc

28. SEGMENT INFORMATION (Continued)

	Years ended December 31,
	2013	2012	2011
	(millions)
Amortization of intangible assets	$(55)	$(59)	$(68)
Additional incentive accrual for change in remuneration policy (a)	—	(252)	—
Write-off of unamortized cash retention awards debtor (b)	—	(200)	—
Goodwill impairment charge (c)	—	(492)	—
India joint venture settlement (d)	—	(11)	—
Insurance recovery (e)	—	10	—
Write-off of uncollectible accounts receivable balance in Chicago (f)	—	(13)	(22)
Net gain (loss) on disposal of operations (d)	2	(3)	4
Foreign exchange hedging	3	8	5
Foreign exchange gain (loss) on the UK pension plan asset	8	(1)	—
2011 Operational Review	—	—	(180)
FSA regulatory settlement	—	—	(11)
Expense Reduction Initiative	(46)	—	—
Fees related to the extinguishment of debt (h)	(1)	—	—
Other(g)	(10)	9	(6)
Total Corporate and Other	$(99)	$(1,004)	$(278)
_________________________________

(a)	Additional incentive accrual recognized following the replacement of annual incentive awards with annual cash bonuses which will not feature a repayment requirement.

(b)	Write-off of unamortized cash retention award debtor following the decision to eliminate the repayment requirement on past awards.

(c)	Non-cash charge recognized related to the impairment of the carrying value of the North America reporting unit's goodwill.

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

(g)	Other includes $7 million (2012: $7 million, 2011: $12 million) from the release of funds and reserves related to potential legal liabilities.

(h)	$1 million of fees associated with the extinguishment of debt completed on August 15, 2013.
The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income from continuing operations before income taxes and interest in earnings of associates.

Notes to the financial statements

28. SEGMENT INFORMATION (Continued)

	Years ended December 31,
	2013	2012	2011
	(millions)
Total consolidated operating income	$685	$(209)	$566
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	—	(171)
Loss on extinguishment of debt	(60)	—	—
Interest expense	(126)	(128)	(156)
Income (loss) from continuing operations before income taxes and interest in earnings of associates	$499	$(337)	$239
The Company does not currently provide asset information by reportable segment as it does not routinely evaluate the total asset position by segment, and as such, no segmental analysis of assets has been disclosed. Segments are evaluated on organic commissions and fees growth and operating margin.
Segment revenue by product is as follows:

	Years ended December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
	Global			North America			International			Total
	(millions)
Commissions and fees:
Retail insurance services	$—	$—	$—	$1,377	$1,306	$1,314	$1,068	$1,028	$1,027	$2,445	$2,334	$2,341
Specialty insurance services	1,188	1,124	1,073	—	—	—	—	—	—	1,188	1,124	1,073
Total commissions and fees	1,188	1,124	1,073	1,377	1,306	1,314	1,068	1,028	1,027	3,633	3,458	3,414
Investment income	3	5	9	2	3	7	10	10	15	15	18	31
Other income	—	—	—	7	4	2	—	—	—	7	4	2
Total Revenues	$1,191	$1,129	$1,082	$1,386	$1,313	$1,323	$1,078	$1,038	$1,042	$3,655	$3,480	$3,447

None of the Company’s customers represented more than 10 percent of the Company’s consolidated commissions and fees for the years ended December 31, 2013, 2012 and 2011.
Information regarding the Company’s geographic locations is as follows:

	Years Ended December 31,
	2013	2012	2011
	(millions)
Commissions and fees(i)
UK	$1,026	$980	$963
US	1,549	1,484	1,461
Other(ii)	1,058	994	990
Total	$3,633	$3,458	$3,414

	December 31,
	2013	2012
	(millions)
Fixed assets
UK	$233	$218
US	203	207
Other(ii)	45	43
Total	$481	$468
_________________________________

(i)	Commissions and fees are attributed to countries based upon the location of the subsidiary generating the revenue.

(ii)
Other than in the United Kingdom and the United States, the Company does not conduct business in any country in which its commissions and fees and or fixed assets exceed 10 percent of consolidated commissions and fees and or fixed assets, respectively.

Willis Group Holdings plc

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
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets for the year ended December 31, 2013 of Willis Group Holdings, the Other Guarantors and the Issuer.

Restatement to 2011 and 2012 financial information

Regulation S-X, Article 3, Rule 3-10, allows for the presentation of condensed consolidating financial information. In accordance with these rules, the condensed consolidating financial information should be presented in accordance with U.S. GAAP, except that (i) the guarantor and non-guarantor information is presented on a combined rather than consolidated basis, which requires the elimination of intra-entity activity and (ii) investments in subsidiaries are required to be presented under the equity method of accounting. Subsequent to the issuance of our 2012 financial statements, management determined that certain balances were not presented in accordance with the above principles and have therefore restated our condensed consolidating financial information to reflect (i) gross, rather than net, presentation of intercompany balance sheet positions, (ii) dividends received from subsidiaries as reductions to the equity method investment balances opposed to as component of investment income from group undertakings, and (iii) appropriate push down accounting for goodwill.

The impacts of these changes on the previously reported 2012 and 2011 financial statements are shown in the tables below.

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of operations for the year ended 31 December 2012
Willis Group Holdings
Operating loss	$(6)	$—	$(6)
Net loss attributable to Willis Group Holdings	(446)	—	(446)
The Other Guarantors
Operating loss	$(72)	$(11)	$(83)
Net loss attributable to Willis Group Holdings	(389)	(8)	(397)
The Issuer
Operating loss	$(189)	$—	$(189)
Net loss attributable to Willis Group Holdings	(228)	—	(228)
Other
Operating income (loss)	$122	$(53)	$69
Net loss attributable to Willis Group Holdings	(118)	(306)	(424)
Consolidating adjustments
Operating (loss) income	$(64)	$64	$—
Net income attributable to Willis Group Holdings	735	314	1,049

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of operations for the year ended 31 December 2011
Willis Group Holdings
Operating loss	$(20)	$—	$(20)
Net income attributable to Willis Group Holdings	204	—	204
The Other Guarantors
Operating income (loss)	$43	$(11)	$32
Net income attributable to Willis Group Holdings	174	72	246
The Issuer
Operating loss	$(179)	$—	$(179)
Net loss attributable to Willis Group Holdings	(36)	(31)	(67)
Other
Operating income (loss)	$754	$(21)	$733
Net income attributable to Willis Group Holdings	137	164	301
Consolidating adjustments
Operating (loss) income	$(32)	$32	$—
Net loss attributable to Willis Group Holdings	(275)	(205)	(480)

Notes to the financial statements

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the year ended 31 December 2012
Willis Group Holdings
Comprehensive loss attributable to Willis Group Holdings	$(552)	$—	$(552)
The Other Guarantors
Comprehensive loss attributable to Willis Group Holdings	$(486)	$(8)	$(494)
The Issuer
Comprehensive loss attributable to Willis Group Holdings	$(263)	$—	$(263)
Other
Comprehensive loss attributable to Willis Group Holdings	$(226)	$(306)	$(532)
Consolidating adjustments
Comprehensive income attributable to Willis Group Holdings	$975	$314	$1,289

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the year ended 31 December 2011
Willis Group Holdings
Comprehensive income attributable to Willis Group Holdings	$1	$—	$1
The Other Guarantors
Comprehensive (loss) income attributable to Willis Group Holdings	$(24)	$72	$48
The Issuer
Comprehensive loss attributable to Willis Group Holdings	$(117)	$(31)	$(148)
Other
Comprehensive (loss) income attributable to Willis Group Holdings	$(65)	$164	$99
Consolidating adjustments
Comprehensive income (loss) attributable to Willis Group Holdings	$206	$(205)	$1

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating balance sheet at 31 December 2012
Willis Group Holdings
Total assets	$2,557	$1,541	$4,098
Total liabilities	858	1,541	2,399
Total equity	1,699	—	1,699
The Other Guarantors
Total assets	$(1,256)	$4,844	$3,588
Total liabilities	319	4,930	5,249
Total equity	(1,575)	(86)	(1,661)
The Issuer
Total assets	$1,382	$1,246	$2,628
Total liabilities	1,348	1,246	2,594
Total equity	34	—	34
Other
Total assets	$17,125	$(1,483)	$15,642
Total liabilities	11,851	720	12,571
Total equity	5,274	(2,203)	3,071
Consolidating adjustments
Total assets	$(4,696)	$(6,148)	$(10,844)
Total liabilities	(989)	(8,437)	(9,426)
Total equity	(3,707)	2,289	(1,418)

Notes to the financial statements

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of cash flows for the year ended 31 December 2012
Willis Group Holdings
Net cash (used in) provided by operating activities	$(42)	$19	$(23)
Net cash provided by investing activities	—	256	256
Net cash provided by (used in) financing activities	43	(275)	(232)
The Other Guarantors
Net cash provided by operating activities	$780	$724	$1,504
Net cash used in investing activities	(7)	(102)	(109)
Net cash used in financing activities	(773)	(622)	(1,395)
The Issuer
Net cash provided by (used in) operating activities	$69	$(113)	$(44)
Net cash (used in) provided by investing activities	(19)	34	15
Net cash (used in) provided by financing activities	(213)	79	(134)
Other
Net cash provided by (used in) operating activities	$431	$(528)	$(97)
Net cash (used in) provided by investing activities	(146)	1,149	1,003
Net cash used in financing activities	(61)	(621)	(682)
Consolidating adjustments
Net cash used in operating activities	$(713)	$(102)	$(815)
Net cash used in investing activities	—	(1,337)	(1,337)
Net cash provided by financing activities	713	1,439	2,152

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of cash flows for the year ended 31 December 2011
Willis Group Holdings
Net cash (used in) provided by operating activities	$(41)	$85	$44
Net cash used in investing activities	—	(711)	(711)
Net cash provided by financing activities	41	626	667
The Other Guarantors
Net cash provided by operating activities	$184	$132	$316
Net cash used in investing activities	(4)	(430)	(434)
Net cash (used in) provided by financing activities	(180)	298	118
The Issuer
Net cash provided by operating activities	$88	$46	$134
Net cash (used in) provided by investing activities	(21)	128	107
Net cash provided by (used in) financing activities	20	(174)	(154)
Other
Net cash provided by (used in) operating activities	$1,269	$(1,138)	$131
Net cash (used in) provided by investing activities	(76)	123	47
Net cash (used in) provided by financing activities	(1,156)	1,015	(141)
Consolidating adjustments
Net cash (used in) provided by operating activities	$(1,061)	$875	$(186)
Net cash provided by investing activities	—	890	890
Net cash provided by (used in) financing activities	1,061	(1,765)	(704)

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$—	$8	$3,625	$—	$3,633
Investment income	—	—	—	15	—	15
Other income	—	—	—	7	—	7
Total revenues	—	—	8	3,647	—	3,655
EXPENSES
Salaries and benefits	(1)	—	(103)	(2,103)	—	(2,207)
Other operating expenses	—	(73)	(163)	(380)	—	(616)
Depreciation expense	—	(3)	(20)	(71)	—	(94)
Amortization of intangible assets	—	—	—	(55)	—	(55)
Net gain on disposal of operations	—	—	—	12	(10)	2
Total expenses	(1)	(76)	(286)	(2,597)	(10)	(2,970)
OPERATING (LOSS) INCOME	(1)	(76)	(278)	1,050	(10)	685
Income from Group undertakings	—	191	364	86	(641)	—
Expenses due to Group undertakings	(10)	(34)	(141)	(456)	641	—
Loss on extinguishment of debt	—	—	(60)	—	—	(60)
Interest expense	(42)	(16)	(63)	(5)	—	(126)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(53)	65	(178)	675	(10)	499
Income taxes	—	23	—	(145)	—	(122)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(53)	88	(178)	530	(10)	377
Interest in earnings of associates, net of tax	—	9	—	(9)	—	—
Equity account for subsidiaries	418	320	150	—	(888)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	365	417	(28)	521	(898)	377
Discontinued operations, net of tax	—	—	—	—	—	—
NET INCOME (LOSS)	365	417	(28)	521	(898)	377
Less: Net loss attributable to noncontrolling interests	—	—	—	(12)	—	(12)
NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$365	$417	$(28)	$509	$(898)	$365

Notes to the financial statements

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
Comprehensive income	$522	$565	$74	$636	$(1,263)	$534
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(12)	—	(12)
Comprehensive income attributable to Willis Group Holdings	$522	$565	$74	$624	$(1,263)	$522

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$—	$—	$3,458	$—	$3,458
Investment income	—	—	1	17	—	18
Other income	—	—	—	4	—	4
Total revenues	—	—	1	3,479	—	3,480
EXPENSES
Salaries and benefits	(2)	—	(96)	(2,377)	—	(2,475)
Other operating expenses	(4)	(82)	(79)	(416)	—	(581)
Depreciation expense	—	(1)	(15)	(63)	—	(79)
Amortization of intangible assets	—	—	—	(59)	—	(59)
Goodwill impairment charge	—	—	—	(492)	—	(492)
Net loss on disposal of operations	—	—	—	(3)	—	(3)
Total expenses	(6)	(83)	(190)	(3,410)	—	(3,689)
OPERATING (LOSS) INCOME	(6)	(83)	(189)	69	—	(209)
Income from Group undertakings	—	201	316	111	(628)	—
Expenses due to Group undertakings	—	(67)	(147)	(414)	628	—
Interest expense	(43)	(7)	(70)	(8)	—	(128)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(49)	44	(90)	(242)	—	(337)
Income taxes	—	31	34	(166)	—	(101)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(49)	75	(56)	(408)	—	(438)
Interest in earnings of associates, net of tax	—	8	—	(3)	—	5
Equity account for subsidiaries	(397)	(480)	(172)	—	1,049	—
(LOSS) INCOME FROM CONTINUING OPERATIONS	(446)	(397)	(228)	(411)	1,049	(433)
Discontinued operations, net of tax	—	—	—	—	—	—
NET (LOSS) INCOME	(446)	(397)	(228)	(411)	1,049	(433)
Less: Net income attributable to noncontrolling interests	—	—	—	(13)	—	(13)
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(446)	$(397)	$(228)	$(424)	$1,049	$(446)

Notes to the financial statements

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
Comprehensive loss	$(552)	$(494)	$(263)	$(519)	$1,289	$(539)
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(13)	—	(13)
Comprehensive loss attributable to Willis Group Holdings	$(552)	$(494)	$(263)	$(532)	$1,289	$(552)

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$—	$—	$3,414	$—	$3,414
Investment income	—	—	2	29	—	31
Other income	—	—	—	2	—	2
Total revenues	—	—	2	3,445	—	3,447
EXPENSES
Salaries and benefits	(3)	—	(69)	(2,015)	—	(2,087)
Other operating expenses	(17)	32	(98)	(573)	—	(656)
Depreciation expense	—	—	(14)	(60)	—	(74)
Amortization of intangible assets	—	—	—	(68)	—	(68)
Net gain on disposal of operations	—	—	—	4	—	4
Total expenses	(20)	32	(181)	(2,712)	—	(2,881)
OPERATING (LOSS) INCOME	(20)	32	(179)	733	—	566
Income from Group undertakings	—	186	324	119	(629)	—
Expenses due to Group undertakings	—	(80)	(134)	(415)	629	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—	—	—	(171)
Interest expense	(34)	(17)	(97)	(8)	—	(156)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(54)	(50)	(86)	429	—	239
Income taxes	—	59	27	(117)	(1)	(32)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(54)	9	(59)	312	(1)	207
Interest in earnings of associates, net of tax	—	8	—	4	—	12
Equity account for subsidiaries	258	229	(8)	—	(479)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	204	246	(67)	316	(480)	219
Discontinued operations, net of tax	—	—	—	1	—	1
NET INCOME (LOSS)	204	246	(67)	317	(480)	220
Less: Net income attributable to noncontrolling interests	—	—	—	(16)	—	(16)
NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$204	$246	$(67)	$301	$(480)	$204

Notes to the financial statements

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
Comprehensive income (loss)	$1	$48	$(148)	$114	$1	$16
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(15)	—	(15)
Comprehensive income (loss) attributable to Willis Group Holdings	$1	$48	$(148)	$99	$1	$1

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$3	$—	$790	$—	$796
Accounts receivable, net	—	—	4	1,037	—	1,041
Fiduciary assets	—	—	—	8,412	—	8,412
Deferred tax assets	—	—	—	16	(1)	15
Other current assets	1	21	10	186	(21)	197
Amounts due from Group undertakings	4,051	903	1,317	1,484	(7,755)	—
Total current assets	4,055	927	1,331	11,925	(7,777)	10,461
NON-CURRENT ASSETS
Investments in subsidiaries	—	2,838	1,021	—	(3,859)	—
Fixed assets, net	—	15	51	415	—	481
Goodwill	—	—	—	2,838	—	2,838
Other intangible assets, net	—	—	—	353	—	353
Investments in associates	—	156	—	20	—	176
Deferred tax assets	—	—	—	7	—	7
Pension benefits asset	—	—	—	278	—	278
Other non-current assets	4	9	5	188	—	206
Non-current amounts due from Group undertakings	—	518	690	—	(1,208)	—
Total non-current assets	4	3,536	1,767	4,099	(5,067)	4,339
TOTAL ASSETS	$4,059	$4,463	$3,098	$16,024	$(12,844)	$14,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$8,412	$—	$8,412
Deferred revenue and accrued expenses	2	1	28	555	—	586
Income taxes payable	—	3	—	39	(21)	21
Short-term debt and current portion of long-term debt	—	15	—	—	—	15
Deferred tax liabilities	—	—	—	25	—	25
Other current liabilities	62	15	38	300	—	415
Amounts due to Group undertakings	—	4,760	1,662	1,333	(7,755)	—
Total current liabilities	64	4,794	1,728	10,664	(7,776)	9,474
NON-CURRENT LIABILITIES
Investments in subsidiaries	985	—	—	—	(985)	—
Long-term debt	795	782	733	1	—	2,311
Liabilities for pension benefits	—	—	—	136	—	136
Deferred tax liabilities	—	1	—	55	—	56
Provisions for liabilities	—	—	—	206	—	206
Other non-current liabilities	—	—	48	326	—	374
Non-current amounts due to Group undertakings	—	—	518	690	(1,208)	—
Total non-current liabilities	1,780	783	1,299	1,414	(2,193)	3,083
TOTAL LIABILITIES	$1,844	$5,577	$3,027	$12,078	$(9,969)	$12,557

Notes to the financial statements

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,215	(1,114)	71	3,918	(2,875)	2,215
Noncontrolling interests	—	—	—	28	—	28
Total equity	2,215	(1,114)	71	3,946	(2,875)	2,243
TOTAL LIABILITIES AND EQUITY	$4,059	$4,463	$3,098	$16,024	$(12,844)	$14,800

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$—	$—	$499	$—	$500
Accounts receivable, net	—	—	—	933	—	933
Fiduciary assets	—	—	—	9,271	—	9,271
Deferred tax assets	—	—	—	13	—	13
Other current assets	1	31	38	114	(3)	181
Amounts due by group undertakings	4,091	993	1,292	864	(7,240)	—
Total current assets	4,093	1,024	1,330	11,694	(7,243)	10,898
NON-CURRENT ASSETS
Investments in subsidiaries	—	2,407	553	—	(2,960)	—
Fixed assets, net	—	11	63	394	—	468
Goodwill	—	—	—	2,827	—	2,827
Other intangible assets, net	—	—	—	385	—	385
Investments in associates	—	143	—	31	—	174
Deferred tax assets	—	—	—	18	—	18
Pension benefits asset	—	—	—	136	—	136
Other non-current assets	5	3	41	157	—	206
Non-current amounts due by group undertakings	—	—	641	—	(641)	—
Total non-current assets	5	2,564	1,298	3,948	(3,601)	4,214
TOTAL ASSETS	$4,098	$3,588	$2,628	$15,642	$(10,844)	$15,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$9,271	$—	$9,271
Deferred revenue and accrued expenses	2	—	—	539	—	541
Income taxes payable	—	4	—	18	(3)	19
Short-term debt and current portion of long-term debt	—	15	—	—	—	15
Deferred tax liabilities	—	—	—	21	—	21
Other current liabilities	60	—	73	194	—	327
Amounts due to group undertakings	—	4,951	1,246	1,043	(7,240)	—
Total current liabilities	62	4,970	1,319	11,086	(7,243)	10,194
NON-CURRENT LIABILITIES
Investments in subsidiaries	1,542	—	—	—	(1,542)	—
Long-term debt	795	274	1,268	1	—	2,338
Liabilities for pension benefits	—	—	—	282	—	282
Deferred tax liabilities	—	—	—	18	—	18
Provisions for liabilities	—	—	—	180	—	180
Other non-current liabilities	—	5	7	363	—	375
Non-current amounts due to group undertakings	—	—	—	641	(641)	—
Total non-current liabilities	2,337	279	1,275	1,485	(2,183)	3,193
TOTAL LIABILITIES	$2,399	$5,249	$2,594	$12,571	$(9,426)	$13,387

Notes to the financial statements

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	1,699	(1,661)	34	3,045	(1,418)	1,699
Noncontrolling interests	—	—	—	26	—	26
Total equity	1,699	(1,661)	34	3,071	(1,418)	1,725
TOTAL LIABILITIES AND EQUITY	$4,098	$3,588	$2,628	$15,642	$(10,844)	$15,112

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$4	$125	$7	$662	$(237)	$561
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	3	9	—	12
Additions to fixed assets	—	(7)	(11)	(94)	—	(112)
Additions to intangibles assets	—	—	—	(7)	—	(7)
Acquisitions of subsidiaries, net of cash acquired	—	(237)	(230)	(30)	467	(30)
Payments to acquire other investments	—	—	—	(7)	—	(7)
Proceeds from sale of associates	—	—	—	4	—	4
Proceeds from sale of operations, net of cash disposed	—	—	230	257	(467)	20
Proceeds from intercompany investing activities	383	211	36	60	(690)	—
Repayments of intercompany investing activities	(347)	(442)	(120)	(780)	1,689	—
Net cash provided by (used in) investing activities	36	(475)	(92)	(588)	999	(120)
CASH FLOWS FROM FINANCING ACTIVITIES
Senior notes issued	—	522	—	—	—	522
Debt issuance costs	—	(8)	—	—	—	(8)
Repayments of debt	—	(15)	(521)	—	—	(536)
Tender premium on extinguishment of senior notes	—	—	(65)	—	—	(65)
Proceeds from issue of shares	155	—	—	—	—	155
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(193)	—	(230)	(7)	237	(193)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(10)	—	(10)
Proceeds from intercompany financing activities	—	321	901	467	(1,689)	—
Repayments of intercompany financing activities	—	(467)	—	(223)	690	—
Net cash (used in) provided by financing activities	(38)	353	85	225	(762)	(137)
INCREASE IN CASH AND CASH EQUIVALENTS	2	3	—	299	—	304
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF YEAR	$3	$3	$—	$790	$—	$796

Notes to the financial statements

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23)	$1,504	$(44)	$(97)	$(815)	$525
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	5	—	5
Additions to fixed assets	—	(7)	(19)	(109)	—	(135)
Additions to intangible assets	—	—	—	(2)	—	(2)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(33)	—	(33)
Payments to acquire other investments	—	—	—	(7)	—	(7)
Proceeds from sale of operations, net of cash disposed	—	—	—	—	—	—
Proceeds from intercompany investing activities	256	216	44	1,230	(1,746)	—
Repayments of intercompany investing activities	—	(318)	(10)	(81)	409	—
Net cash provided by (used in) investing activities	256	(109)	15	1,003	(1,337)	(172)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	(15)	—	—	—	(15)
Proceeds from issue of other debt	—	1	—	—	—	1
Repurchase of shares	(100)	—	—	—	—	(100)
Proceeds from issue of shares	53	—	—	—	—	53
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(185)	—	—	(815)	815	(185)
Proceeds from sale of noncontrolling interest	—	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	—	(39)	—	(39)
Dividends paid to noncontrolling interests	—	—	—	(11)	—	(11)
Proceeds from intercompany financing activities	—	81	—	328	(409)	—
Repayments of intercompany financing activities	—	(1,462)	(134)	(150)	1,746	—
Net cash (used in) provided by financing activities	(232)	(1,395)	(134)	(682)	2,152	(291)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	—	(163)	224	—	62
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	2
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	163	273	—	436
CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$—	$499	$—	$500

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$44	$316	$134	$131	$(186)	$439
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	13	—	13
Additions to fixed assets	—	(4)	(21)	(86)	—	(111)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(10)	—	(10)
Acquisitions of investments in associates	—	—	—	(2)	—	(2)
Payments to acquire other investments	—	—	—	(5)	—	(5)
Proceeds from sale of operations, net of cash disposed	—	—	—	14	—	14
Proceeds from intercompany investing activities	—	—	128	224	(352)	—
Repayments of intercompany investing activities	(711)	(430)	—	(101)	1,242	—
Net cash (used in) provided by investing activities	(711)	(434)	107	47	890	(101)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of revolving credit facility	—	—	(90)	—	—	(90)
Senior notes issued	794	—	—	—	—	794
Debt issuance costs	(7)	(5)	—	—	—	(12)
Repayments of debt	—	(500)	(411)	—	—	(911)
Proceeds from issue of term loan	—	300	—	—	—	300
Make-whole on repurchase and redemption of senior notes	—	(158)	—	—	—	(158)
Proceeds from issue of shares	60	—	—	—	—	60
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(180)	—	—	(186)	186	(180)
Acquisition of noncontrolling interests	—	(4)	—	(5)	—	(9)
Dividends paid to noncontrolling interests	—	—	—	(13)	—	(13)
Cash received on intercompany financing activities	—	741	347	154	(1,242)	—
Cash paid on intercompany financing activities	—	(256)	—	(96)	352	—
Net cash provided by (used in) financing activities	667	118	(154)	(141)	(704)	(214)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	—	87	37	—	124
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	76	240	—	316
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$163	$273	$—	$436

Notes to the financial statements

31.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
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
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets for the year ended December 31, 2013 of Willis Group Holdings and the Guarantors.

Restatement to 2011 and 2012 financial information

Regulation S-X, Article 3, Rule 3-10, allows for the presentation of condensed consolidating financial information. In accordance with these rules, the condensed consolidating financial information should be presented in accordance with U.S. GAAP, except that (i) the guarantor and non-guarantor information is presented on a combined rather than consolidated basis, which requires the elimination of intra-entity activity and (ii) investments in subsidiaries are required to be presented under the equity method of accounting. Subsequent to the issuance of our 2012 financial statements, management determined that certain balances were not presented in accordance with the above principles and have therefore restated our condensed consolidating financial information to reflect (i) gross, rather than net, presentation of intercompany balance sheet positions, (ii) dividends received from subsidiaries as reductions to the equity method investment balances opposed to as component of investment income from group undertakings, and (iii) appropriate push down accounting for goodwill.

The impacts of these changes on the previously reported 2012 and 2011 financial statements are shown in the tables below.

Willis Group Holdings plc

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of operations for the year ended 31 December 2012
Willis Group Holdings - the Parent Issuer
Operating loss	$(6)	$—	$(6)
Net loss attributable to Willis Group Holdings	(446)	—	(446)
The Guarantors
Operating loss	$(261)	$(11)	$(272)
Net loss attributable to Willis Group Holdings	(389)	(8)	(397)
Other
Operating income (loss)	$122	$(53)	$69
Net loss attributable to Willis Group Holdings	(118)	(306)	(424)
Consolidating adjustments
Operating (loss) income	$(64)	$64	$—
Net income attributable to Willis Group Holdings	507	314	821

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of operations for the year ended 31 December 2011
Willis Group Holdings - the Parent Issuer
Operating loss	$(20)	$—	$(20)
Net income attributable to Willis Group Holdings	204	—	204
The Guarantors
Operating loss	$(136)	$(11)	$(147)
Net income attributable to Willis Group Holdings	174	72	246
Other
Operating income (loss)	$754	$(21)	$733
Net income attributable to Willis Group Holdings	137	164	301
Consolidating adjustments
Operating (loss) income	$(32)	$32	$—
Net loss attributable to Willis Group Holdings	(311)	(236)	(547)

Notes to the financial statements

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the year ended 31 December 2012
Willis Group Holdings - the Parent Issuer
Comprehensive loss attributable to Willis Group Holdings	$(552)	$—	$(552)
The Guarantors
Comprehensive loss attributable to Willis Group Holdings	$(486)	$(8)	$(494)
Other
Comprehensive loss attributable to Willis Group Holdings	$(226)	$(306)	$(532)
Consolidating adjustments
Comprehensive income attributable to Willis Group Holdings	$712	$314	$1,026

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the year ended 31 December 2011
Willis Group Holdings - the Parent Issuer
Comprehensive income attributable to Willis Group Holdings	$1	$—	$1
The Guarantors
Comprehensive (loss) income attributable to Willis Group Holdings	$(24)	$72	$48
Other
Comprehensive (loss) income attributable to Willis Group Holdings	$(65)	$164	$99
Consolidating adjustments
Comprehensive income (loss) attributable to Willis Group Holdings	$89	$(236)	$(147)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating balance sheet at 31 December 2012
Willis Group Holdings - the Parent Issuer
Total assets	$2,557	$1,541	$4,098
Total liabilities	858	1,541	2,399
Total equity	1,699	—	1,699
The Guarantors
Total assets	$92	$4,832	$4,924
Total liabilities	1,667	4,918	6,585
Total equity	(1,575)	(86)	(1,661)
Other
Total assets	$17,125	$(1,483)	$15,642
Total liabilities	11,851	720	12,571
Total equity	5,274	(2,203)	3,071
Consolidating adjustments
Total assets	$(4,662)	$(4,890)	$(9,552)
Total liabilities	(989)	(7,179)	(8,168)
Total equity	(3,673)	2,289	(1,384)

Willis Group Holdings plc

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of cash flows for the year ended 31 December 2012
Willis Group Holdings - the Parent Issuer
Net cash (used in) provided by operating activities	$(42)	$19	$(23)
Net cash provided by investing activities	—	256	256
Net cash provided by (used in) financing activities	43	(275)	(232)
The Guarantors
Net cash provided by operating activities	$849	$611	$1,460
Net cash used in investing activities	(26)	(178)	(204)
Net cash used in financing activities	(986)	(433)	(1,419)
Other
Net cash provided by (used in) operating activities	$431	$(528)	$(97)
Net cash (used in) provided by investing activities	(146)	1,149	1,003
Net cash used in financing activities	(61)	(621)	(682)
Consolidating adjustments
Net cash used in operating activities	$(713)	$(102)	$(815)
Net cash used in investing activities	—	(1,227)	(1,227)
Net cash provided by financing activities	713	1,329	2,042

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of cash flows for the year ended 31 December 2011
Willis Group Holdings - the Parent Issuer
Net cash (used in) provided by operating activities	$(41)	$85	$44
Net cash used in investing activities	—	(711)	(711)
Net cash provided by financing activities	41	626	667
The Guarantors
Net cash provided by operating activities	$272	$178	$450
Net cash used in investing activities	(25)	(42)	(67)
Net cash used in financing activities	(160)	(136)	(296)
Other
Net cash provided by (used in) operating activities	$1,269	$(1,138)	$131
Net cash (used in) provided by investing activities	(76)	123	47
Net cash (used in) provided by financing activities	(1,156)	1,015	(141)
Consolidating adjustments
Net cash (used in) provided by operating activities	$(1,061)	$875	$(186)
Net cash provided by investing activities	—	630	630
Net cash provided by (used in) financing activities	1,061	(1,505)	(444)

Notes to the financial statements

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2013
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$8	$3,625	$—	$3,633
Investment income	—	—	15	—	15
Other income	—	—	7	—	7
Total revenues	—	8	3,647	—	3,655
EXPENSES
Salaries and benefits	(1)	(103)	(2,103)	—	(2,207)
Other operating expenses	—	(236)	(380)	—	(616)
Depreciation expense	—	(23)	(71)	—	(94)
Amortization of intangible assets	—	—	(55)	—	(55)
Net gain on disposal of operations	—	—	12	(10)	2
Total expenses	(1)	(362)	(2,597)	(10)	(2,970)
OPERATING (LOSS) INCOME	(1)	(354)	1,050	(10)	685
Income from Group undertakings	—	466	86	(552)	—
Expenses due to Group undertakings	(10)	(86)	(456)	552	—
Loss on extinguishment of debt	—	(60)	—	—	(60)
Interest expense	(42)	(79)	(5)	—	(126)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(53)	(113)	675	(10)	499
Income taxes	—	23	(145)	—	(122)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(53)	(90)	530	(10)	377
Interest in earnings of associates, net of tax	—	9	(9)	—	—
Equity account for subsidiaries	418	498	—	(916)	—
INCOME FROM CONTINUING OPERATIONS	365	417	521	(926)	377
Discontinued operations, net of tax	—	—	—	—	—
NET INCOME	365	417	521	(926)	377
Less: Net income attributable to noncontrolling interests	—	—	(12)	—	(12)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$365	$417	$509	$(926)	$365

Willis Group Holdings plc

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2013
	Willis Group Holdings—the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
Comprehensive income	$522	$565	$636	$(1,189)	$534
Less: Comprehensive income attributable to noncontrolling interests	—	—	(12)	—	(12)
Comprehensive income attributable to Willis Group Holdings	$522	$565	$624	$(1,189)	$522

Notes to the financial statements

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$3,458	$—	$3,458
Investment income	—	1	17	—	18
Other income	—	—	4	—	4
Total revenues	—	1	3,479	—	3,480
EXPENSES
Salaries and benefits	(2)	(96)	(2,377)	—	(2,475)
Other operating expenses	(4)	(161)	(416)	—	(581)
Depreciation expense	—	(16)	(63)	—	(79)
Amortization of intangible assets	—	—	(59)	—	(59)
Goodwill impairment charge	—	—	(492)	—	(492)
Net loss on disposal of operations	—	—	(3)	—	(3)
Total expenses	(6)	(273)	(3,410)	—	(3,689)
OPERATING (LOSS) INCOME	(6)	(272)	69	—	(209)
Income from Group undertakings	—	409	111	(520)	—
Expenses due to Group undertakings	—	(106)	(414)	520	—
Interest expense	(43)	(77)	(8)	—	(128)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(49)	(46)	(242)	—	(337)
Income taxes	—	65	(166)	—	(101)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(49)	19	(408)	—	(438)
Interest in earnings of associates, net of tax	—	8	(3)	—	5
Equity account for subsidiaries	(397)	(424)	—	821	—
LOSS FROM CONTINUING OPERATIONS	(446)	(397)	(411)	821	(433)
Discontinued operations, net of tax	—	—	—	—	—
NET LOSS	(446)	(397)	(411)	821	(433)
Less: Net income attributable to noncontrolling interests	—	—	(13)	—	(13)
NET LOSS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(446)	$(397)	$(424)	$821	$(446)

Willis Group Holdings plc

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2012
	Willis Group Holdings—the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
Comprehensive loss	$(552)	$(494)	$(519)	$1,026	$(539)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(13)	—	(13)
Comprehensive loss attributable to Willis Group Holdings	$(552)	$(494)	$(532)	$1,026	$(552)

Notes to the financial statements

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2011
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$3,414	$—	$3,414
Investment income	—	2	29	—	31
Other income	—	—	2	—	2
Total revenues	—	2	3,445	—	3,447
EXPENSES
Salaries and benefits	(3)	(69)	(2,015)	—	(2,087)
Other operating expenses	(17)	(66)	(573)	—	(656)
Depreciation expense	—	(14)	(60)	—	(74)
Amortization of intangible assets	—	—	(68)	—	(68)
Net gain on disposal of operations	—	—	4	—	4
Total expenses	(20)	(149)	(2,712)	—	(2,881)
OPERATING (LOSS) INCOME	(20)	(147)	733	—	566
Income from Group undertakings	—	412	119	(531)	—
Expenses due to Group undertakings	—	(116)	(415)	531	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	(171)	—	—	(171)
Interest expense	(34)	(114)	(8)	—	(156)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(54)	(136)	429	—	239
Income taxes	—	86	(117)	(1)	(32)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(54)	(50)	312	(1)	207
Interest in earnings of associates, net of tax	—	8	4	—	12
Equity account for subsidiaries	258	288	—	(546)	—
INCOME FROM CONTINUING OPERATIONS	204	246	316	(547)	219
Discontinued operations, net of tax	—	—	1	—	1
NET INCOME	204	246	317	(547)	220
Less: Net income attributable to noncontrolling interests	—	—	(16)	—	(16)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$204	$246	$301	$(547)	$204

Willis Group Holdings plc

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2011
	Willis Group Holdings—the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
Comprehensive income	$1	$48	$114	$(147)	$16
Less: Comprehensive income attributable to noncontrolling interests	—	—	(15)	—	(15)
Comprehensive income attributable to Willis Group Holdings	$1	$48	$99	$(147)	$1

Notes to the financial statements

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2013
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$3	$790	$—	$796
Accounts receivable, net	—	4	1,037	—	1,041
Fiduciary assets	—	—	8,412	—	8,412
Deferred tax assets	—	—	16	(1)	15
Other current assets	1	31	186	(21)	197
Amounts due from group undertakings	4,051	975	1,484	(6,510)	—
Total current assets	4,055	1,013	11,925	(6,532)	10,461
NON-CURRENT ASSETS
Investments in subsidiaries	—	3,788	—	(3,788)	—
Fixed assets, net	—	66	415	—	481
Goodwill	—	—	2,838	—	2,838
Other intangible assets, net	—	—	353	—	353
Investments in associates	—	156	20	—	176
Deferred tax assets	—	—	7	—	7
Pension benefits asset	—	—	278	—	278
Other non-current assets	4	14	188	—	206
Non-current amounts due from group undertakings	—	690	—	(690)	—
Total non-current assets	4	4,714	4,099	(4,478)	4,339
TOTAL ASSETS	$4,059	$5,727	$16,024	$(11,010)	$14,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$8,412	$—	$8,412
Deferred revenue and accrued expenses	2	29	555	—	586
Income taxes payable	—	3	39	(21)	21
Short-term debt and current portion on long-term debt	—	15	—	—	15
Deferred tax liabilities	—	—	25	—	25
Other current liabilities	62	53	300	—	415
Amounts due to group undertakings	—	5,177	1,333	(6,510)	—
Total current liabilities	64	5,277	10,664	(6,531)	9,474
NON-CURRENT LIABILITIES
Investments in subsidiaries	985	—	—	(985)	—
Long-term debt	795	1,515	1	—	2,311
Liabilities for pension benefits	—	—	136	—	136
Deferred tax liabilities	—	1	55	—	56
Provisions for liabilities	—	—	206	—	206
Other non-current liabilities	—	48	326	—	374
Non-current amounts due to group undertakings	—	—	690	(690)	—
Total non-current liabilities	1,780	1,564	1,414	(1,675)	3,083
TOTAL LIABILITIES	$1,844	$6,841	$12,078	$(8,206)	$12,557

Willis Group Holdings plc

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2013
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,215	(1,114)	3,918	(2,804)	2,215
Noncontrolling interests	—	—	28	—	28
Total equity	2,215	(1,114)	3,946	(2,804)	2,243
TOTAL LIABILITIES AND EQUITY	$4,059	$5,727	$16,024	$(11,010)	$14,800

Notes to the financial statements

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$—	$499	$—	$500
Accounts receivable, net	—	—	933	—	933
Fiduciary assets	—	—	9,271	—	9,271
Deferred tax assets	—	—	13	—	13
Other current assets	1	69	114	(3)	181
Amounts due from group undertakings	4,091	1,027	864	(5,982)	—
Total current assets	4,093	1,096	11,694	(5,985)	10,898
NON-CURRENT ASSETS
Investments in subsidiaries	—	2,926	—	(2,926)	—
Fixed assets, net	—	74	394	—	468
Goodwill	—	—	2,827	—	2,827
Other intangible assets, net	—	—	385	—	385
Investments in associates	—	143	31	—	174
Deferred tax assets	—	—	18	—	18
Pension benefits asset	—	—	136	—	136
Other non-current assets	5	44	157	—	206
Non-current amounts due from group undertakings	—	641	—	(641)	—
Total non-current assets	5	3,828	3,948	(3,567)	4,214
TOTAL ASSETS	$4,098	$4,924	$15,642	$(9,552)	$15,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$9,271	$—	$9,271
Deferred revenue and accrued expenses	2	—	539	—	541
Income taxes payable	—	4	18	(3)	19
Short-term debt and current portion of long-term debt	—	15	—	—	15
Deferred tax liabilities	—	—	21	—	21
Other current liabilities	60	73	194	—	327
Amounts due to group undertakings	—	4,939	1,043	(5,982)	—
Total current liabilities	62	5,031	11,086	(5,985)	10,194
NON-CURRENT LIABILITIES
Investments in subsidiaries	1,542	—	—	(1,542)	—
Long-term debt	795	1,542	1	—	2,338
Liabilities for pension benefits	—	—	282	—	282
Deferred tax liabilities	—	—	18	—	18
Provisions for liabilities	—	—	180	—	180
Other non-current liabilities	—	12	363	—	375
Non-current amounts due to group undertakings	—	—	641	(641)	—
Total non-current liabilities	2,337	1,554	1,485	(2,183)	3,193
TOTAL LIABILITIES	$2,399	$6,585	$12,571	$(8,168)	$13,387

Willis Group Holdings plc

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	1,699	(1,661)	3,045	(1,384)	1,699
Noncontrolling interests	—	—	26	—	26
Total equity	1,699	(1,661)	3,071	(1,384)	1,725
TOTAL LIABILITIES AND EQUITY	$4,098	$4,924	$15,642	$(9,552)	$15,112

Notes to the financial statements

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4	$(98)	$662	$(7)	$561
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	3	9	—	12
Additions to fixed assets	—	(18)	(94)	—	(112)
Additions to intangibles assets	—	—	(7)	—	(7)
Acquisitions of subsidiaries, net of cash acquired	—	(237)	(30)	237	(30)
Payments to acquire other investments	—	—	(7)	—	(7)
Proceeds from sale of associates	—	—	4	—	4
Proceeds from disposal of operations, net of cash disposed	—	—	257	(237)	20
Proceeds from intercompany investing activities	383	223	60	(666)	—
Repayments of intercompany investing activities	(347)	(120)	(780)	1,247	—
Net cash provided by (used in) investing activities	36	(149)	(588)	581	(120)
CASH FLOWS FROM FINANCING ACTIVITIES
Senior notes issued	—	522	—	—	522
Debt issuance costs	—	(8)	—	—	(8)
Repayments of debt	—	(536)	—	—	(536)
Tender premium on extinguishment of senior notes	—	(65)	—	—	(65)
Proceeds from the issue of shares	155	—	—	—	155
Excess tax benefits from share-based payment arrangements	—	—	2	—	2
Dividends paid	(193)	—	(7)	7	(193)
Acquisition of noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	(10)	—	(10)
Proceeds from intercompany financing activities	—	780	467	(1,247)	—
Repayments of intercompany financing activities	—	(443)	(223)	666	—
Net cash (used in) provided by financing activities	(38)	250	225	(574)	(137)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2	3	299	—	304
Effect of exchange rate changes on cash and cash equivalents	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF YEAR	$3	$3	$790	$—	$796

Willis Group Holdings plc

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23)	$1,460	$(97)	$(815)	$525
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	5	—	5
Additions to fixed assets	—	(26)	(109)	—	(135)
Additions to intangible assets	—	—	(2)	—	(2)
Acquisitions of subsidiaries, net of cash acquired	—	—	(33)	—	(33)
Payments to acquire other investments	—	—	(7)	—	(7)
Proceeds from intercompany investing activities	256	150	1,230	(1,636)	—
Repayments of intercompany investing activities	—	(328)	(81)	409	—
Net cash provided by (used in) investing activities	256	(204)	1,003	(1,227)	(172)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	(15)	—	—	(15)
Proceeds from issue of other debt	—	1	—	—	1
Repurchase of shares	(100)	—	—	—	(100)
Proceeds from the issue of shares	53	—	—	—	53
Excess tax benefits from share-based payment arrangements	—	—	2	—	2
Dividends paid	(185)	—	(815)	815	(185)
Proceeds from sale of noncontrolling interest	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	(39)	—	(39)
Dividends paid to noncontrolling interests	—	—	(11)	—	(11)
Proceeds from intercompany financing activities	—	81	328	(409)	—
Repayments of intercompany financing activities	—	(1,486)	(150)	1,636	—
Net cash used in financing activities	(232)	(1,419)	(682)	2,042	(291)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(163)	224	—	62
Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	163	273	—	436
CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$499	$—	$500

Notes to the financial statements

31. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2011
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$44	$450	$131	$(186)	$439
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	13	—	13
Additions to fixed assets	—	(25)	(86)	—	(111)
Acquisitions of subsidiaries, net of cash acquired	—	—	(10)	—	(10)
Acquisitions of investments in associates	—	—	(2)	—	(2)
Payments to acquire other investments	—	—	(5)	—	(5)
Proceeds from sale of operations, net of cash disposed	—	—	14	—	14
Proceeds from intercompany investing activities	—	96	224	(320)	—
Repayments of intercompany investing activities	(711)	(138)	(101)	950	—
Net cash used in investing activities	(711)	(67)	47	630	(101)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of revolving credit facility	—	(90)	—	—	(90)
Senior notes issued	794	—	—	—	794
Debt issuance costs	(7)	(5)	—	—	(12)
Repayments of debt	—	(911)	—	—	(911)
Proceeds from the issue of term loan	—	300	—	—	300
Make-whole on repurchase and redemption of senior notes	—	(158)	—	—	(158)
Proceeds from issue of shares	60	—	—	—	60
Excess tax benefits from share-based payment arrangements	—	—	5	—	5
Dividends paid	(180)	—	(186)	186	(180)
Acquisition of noncontrolling interests	—	(4)	(5)	—	(9)
Dividends paid to noncontrolling interests	—	—	(13)	—	(13)
Proceeds from intercompany financing activities	—	796	154	(950)	—
Repayments of intercompany financing activities	—	(224)	(96)	320	—
Net cash provided by (used in) financing activities	667	(296)	(141)	(444)	(214)
INCREASE IN CASH AND CASH EQUIVALENTS	—	87	37	—	124
Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	76	240	—	316
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$163	$273	$—	$436

Willis Group Holdings plc

32.	FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
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

(ii)
the Other Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent. Willis Netherlands Holdings B.V, Willis Investment UK Holdings Limited and TA I Limited are all direct or indirect parents of the issuer and Willis Group Limited and Willis North America Inc., are 100 percent directly or indirectly owned subsidiaries or the issuer;

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

Restatement to 2011 and 2012 financial information

Regulation S-X, Article 3, Rule 3-10, allows for the presentation of condensed consolidating financial information. In accordance with these rules, the condensed consolidating financial information should be presented in accordance with U.S. GAAP, except that (i) the guarantor and non-guarantor information is presented on a combined rather than consolidated basis, which requires the elimination of intra-entity activity and (ii) investments in subsidiaries are required to be presented under the equity method of accounting. Subsequent to the issuance of our 2012 financial statements, management determined that certain balances were not presented in accordance with the above principles and have therefore restated our condensed consolidating financial information to reflect (i) gross, rather than net, presentation of intercompany balance sheet positions, (ii) dividends received from subsidiaries as reductions to the equity method investment balances opposed to as component of investment income from group undertakings, and (iii) appropriate push down accounting for goodwill.

The impacts of these changes on the previously reported 2012 and 2011 financial statements are shown in the tables below.

Notes to the financial statements

32. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of operations for the year ended 31 December 2012
Willis Group Holdings
Operating loss	$(6)	$—	$(6)
Net loss attributable to Willis Group Holdings	(446)	—	(446)
The Other Guarantors
Operating loss	$(262)	$(11)	$(273)
Net loss attributable to Willis Group Holdings	(389)	(8)	(397)
The Issuer
Operating income	$1	$—	$1
Net loss attributable to Willis Group Holdings	(427)	—	(427)
Other
Operating income (loss)	$122	$(53)	$69
Net loss attributable to Willis Group Holdings	(118)	(306)	(424)
Consolidating adjustments
Operating (loss) income	$(64)	$64	$—
Net income attributable to Willis Group Holdings	934	314	1,248

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of operations for the year ended 31 December 2011
Willis Group Holdings
Operating loss	$(20)	$—	$(20)
Net income attributable to Willis Group Holdings	204	—	204
The Other Guarantors
Operating loss	$(140)	$(11)	$(151)
Net income attributable to Willis Group Holdings	174	72	246
The Issuer
Operating income	$4	$—	$4
Net income (loss) attributable to Willis Group Holdings	218	(1)	217
Other
Operating income (loss)	$754	$(21)	$733
Net income attributable to Willis Group Holdings	137	164	301
Consolidating adjustments
Operating (loss) income	$(32)	$32	$—
Net loss attributable to Willis Group Holdings	(529)	(235)	(764)

Willis Group Holdings plc

32. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the year ended 31 December 2012
Willis Group Holdings
Comprehensive loss attributable to Willis Group Holdings	$(552)	$—	$(552)
The Other Guarantors
Comprehensive loss attributable to Willis Group Holdings	$(486)	$(8)	$(494)
The Issuer
Comprehensive (loss) income attributable to Willis Group Holdings	$(528)	$—	$(528)
Other
Comprehensive loss attributable to Willis Group Holdings	$(226)	$(306)	$(532)
Consolidating adjustments
Comprehensive income attributable to Willis Group Holdings	$1,240	$314	$1,554

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the year ended 31 December 2011
Willis Group Holdings
Comprehensive income attributable to Willis Group Holdings	$1	$—	$1
The Other Guarantors
Comprehensive (loss) income attributable to Willis Group Holdings	$(24)	$72	$48
The Issuer
Comprehensive income attributable to Willis Group Holdings	$21	$(1)	$20
Other
Comprehensive (loss) income attributable to Willis Group Holdings	$(65)	$164	$99
Consolidating adjustments
Comprehensive income (loss) attributable to Willis Group Holdings	$68	$(235)	$(167)

Notes to the financial statements

32. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating balance sheet at 31 December 2012
Willis Group Holdings
Total assets	$2,557	$1,541	$4,098
Total liabilities	858	1,541	2,399
Total equity	1,699	—	1,699
The Other Guarantors
Total assets	$(208)	$5,618	$5,410
Total liabilities	1,367	5,704	7,071
Total equity	(1,575)	(86)	(1,661)
The Issuer
Total assets	$2,861	$408	$3,269
Total liabilities	300	492	792
Total equity	2,561	(84)	2,477
Other
Total assets	$17,125	$(1,483)	$15,642
Total liabilities	11,851	720	12,571
Total equity	5,274	(2,203)	3,071
Consolidating adjustments
Total assets	$(7,223)	$(6,084)	$(13,307)
Total liabilities	(989)	(8,457)	(9,446)
Total equity	(6,234)	2,373	(3,861)

Willis Group Holdings plc

32. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of cash flows for the year ended 31 December 2012
Willis Group Holdings
Net cash (used in) provided by operating activities	$(42)	$19	$(23)
Net cash provided by investing activities	—	256	256
Net cash provided by (used in) financing activities	43	(275)	(232)
The Other Guarantors
Net cash provided by operating activities	$1,869	$524	$2,393
Net cash used in investing activities	(26)	(21)	(47)
Net cash used in financing activities	(2,006)	(503)	(2,509)
The Issuer
Net cash provided by operating activities	$1,269	$87	$1,356
Net cash used in investing activities	—	(53)	(53)
Net cash (used in) provided by financing activities	(1,269)	(34)	(1,303)
Other
Net cash provided by (used in) operating activities	$431	$(528)	$(97)
Net cash (used in) provided by investing activities	(146)	1,149	1,003
Net cash used in financing activities	(61)	(621)	(682)
Consolidating adjustments
Net cash used in operating activities	$(3,002)	$(102)	$(3,104)
Net cash used in investing activities	—	(1,331)	(1,331)
Net cash provided by financing activities	3,002	1,433	4,435

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of cash flows for the year ended 31 December 2011
Willis Group Holdings
Net cash (used in) provided by operating activities	$(41)	$85	$44
Net cash used in investing activities	—	(711)	(711)
Net cash provided by financing activities	41	626	667
The Other Guarantors
Net cash provided by (used in) operating activities	$209	$(568)	$(359)
Net cash used in investing activities	(25)	(33)	(58)
Net cash (used in) provided by financing activities	(97)	601	504
The Issuer
Net cash provided by operating activities	$110	$746	$856
Net cash used in investing activities	—	(292)	(292)
Net cash used in financing activities	(110)	(454)	(564)
Other
Net cash provided by (used in) operating activities	$1,269	$(1,138)	$131
Net cash (used in) provided by investing activities	(76)	123	47
Net cash (used in) provided by financing activities	(1,156)	1,015	(141)
Consolidating adjustments
Net cash (used in) provided by operating activities	$(1,108)	$875	$(233)
Net cash provided by investing activities	—	913	913
Net cash provided by (used in) financing activities	1,108	(1,788)	(680)

Notes to the financial statements

32. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$8	$—	$3,625	$—	$3,633
Investment income	—	—	—	15	—	15
Other income	—	—	—	7	—	7
Total revenues	—	8	—	3,647	—	3,655
EXPENSES
Salaries and benefits	(1)	(103)	—	(2,103)	—	(2,207)
Other operating expenses	—	(235)	(1)	(380)	—	(616)
Depreciation expense	—	(23)	—	(71)	—	(94)
Amortization of intangible assets	—	—	—	(55)	—	(55)
Net gain on disposal of operations	—	—	—	12	(10)	2
Total expenses	(1)	(361)	(1)	(2,597)	(10)	(2,970)
OPERATING (LOSS) INCOME	(1)	(353)	(1)	1,050	(10)	685
Income from Group undertakings	—	491	68	86	(645)	—
Expenses due to Group undertakings	(10)	(153)	(26)	(456)	645	—
Loss from extinguishment of debt	—	(60)	—	—	—	(60)
Interest expense	(42)	(61)	(18)	(5)	—	(126)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(53)	(136)	23	675	(10)	499
Income taxes	—	29	(6)	(145)	—	(122)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(53)	(107)	17	530	(10)	377
Interest in earnings of associates, net of tax	—	9	—	(9)	—	—
Equity account for subsidiaries	418	515	344	—	(1,277)	—
INCOME FROM CONTINUING OPERATIONS	365	417	361	521	(1,287)	377
Discontinued operations, net of tax	—	—	—	—	—	—
NET INCOME	365	417	361	521	(1,287)	377
Less: Net income attributable to noncontrolling interests	—	—	—	(12)	—	(12)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$365	$417	$361	$509	$(1,287)	$365

Willis Group Holdings plc

32. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
Comprehensive income	$522	$565	$504	$636	$(1,693)	$534
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(12)	—	(12)
Comprehensive income attributable to Willis Group Holdings	$522	$565	$504	$624	$(1,693)	$522

Notes to the financial statements

32. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$—	$—	$3,458	$—	$3,458
Investment income	—	1	—	17	—	18
Other income	—	—	—	4	—	4
Total revenues	—	1	—	3,479	—	3,480
EXPENSES
Salaries and benefits	(2)	(96)	—	(2,377)	—	(2,475)
Other operating expenses	(4)	(162)	1	(416)	—	(581)
Depreciation expense	—	(16)	—	(63)	—	(79)
Amortization of intangible assets	—	—	—	(59)	—	(59)
Goodwill impairment	—	—	—	(492)	—	(492)
Net loss on disposal of operations	—	—	—	(3)	—	(3)
Total expenses	(6)	(274)	1	(3,410)	—	(3,689)
OPERATING (LOSS) INCOME	(6)	(273)	1	69	—	(209)
Income from Group undertakings	—	436	79	111	(626)	—
Expenses due to Group undertakings	—	(185)	(27)	(414)	626	—
Interest expense	(43)	(69)	(8)	(8)	—	(128)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(49)	(91)	45	(242)	—	(337)
Income taxes	—	76	(11)	(166)	—	(101)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(49)	(15)	34	(408)	—	(438)
Interest in earnings of associates, net of tax	—	8	—	(3)	—	5
Equity account for subsidiaries	(397)	(390)	(461)	—	1,248	—
LOSS FROM CONTINUING OPERATIONS	(446)	(397)	(427)	(411)	1,248	(433)
Discontinued operations, net of tax	—	—	—	—	—	—
NET LOSS	(446)	(397)	(427)	(411)	1,248	(433)
Less: Net income attributable to noncontrolling interests	—	—	—	(13)	—	(13)
NET LOSS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(446)	$(397)	$(427)	$(424)	$1,248	$(446)

Willis Group Holdings plc

32. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
Comprehensive loss	$(552)	$(494)	$(528)	$(519)	$1,554	$(539)
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(13)	—	(13)
Comprehensive loss attributable to Willis Group Holdings	$(552)	$(494)	$(528)	$(532)	$1,554	$(552)

Notes to the financial statements

32. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$—	$—	$3,414	$—	$3,414
Investment income	—	2	—	29	—	31
Other income	—	—	—	2	—	2
Total revenues	—	2	—	3,445	—	3,447
EXPENSES
Salaries and benefits	(3)	(69)	—	(2,015)	—	(2,087)
Other operating expenses	(17)	(70)	4	(573)	—	(656)
Depreciation expense	—	(14)	—	(60)	—	(74)
Amortization of intangible assets	—	—	—	(68)	—	(68)
Net gain on disposal of operations	—	—	—	4	—	4
Total expenses	(20)	(153)	4	(2,712)	—	(2,881)
OPERATING (LOSS) INCOME	(20)	(151)	4	733	—	566
Income from Group undertakings	—	438	64	119	(621)	—
Expenses due to Group undertakings	—	(180)	(26)	(415)	621	—
Make-whole on repurchase and redemption of senior notes and write-off of unamortized debt issuance costs	—	—	(171)	—	—	(171)
Interest expense	(34)	(99)	(15)	(8)	—	(156)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(54)	8	(144)	429	—	239
Income taxes	—	47	39	(117)	(1)	(32)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(54)	55	(105)	312	(1)	207
Interest in earnings of associates, net of tax	—	8	—	4	—	12
Equity account for subsidiaries	258	183	322	—	(763)	—
INCOME FROM CONTINUING OPERATIONS	204	246	217	316	(764)	219
Discontinued operations, net of tax	—	—	—	1	—	1
NET INCOME	204	246	217	317	(764)	220
Less: Net income attributable to noncontrolling interests	—	—	—	(16)	—	(16)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$204	$246	$217	$301	$(764)	$204

Willis Group Holdings plc

32. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
Comprehensive income	$1	$48	$20	$114	$(167)	$16
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(15)	—	(15)
Comprehensive income attributable to Willis Group Holdings	$1	$48	$20	$99	$(167)	$1

Notes to the financial statements

32. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$3	$—	$790	$—	$796
Accounts receivable, net	—	4	—	1,037	—	1,041
Fiduciary assets	—	—	—	8,412	—	8,412
Deferred tax assets	—	—	—	16	(1)	15
Other current assets	1	36	1	186	(27)	197
Amounts due from group undertakings	4,051	975	793	1,484	(7,303)	—
Total current assets	4,055	1,018	794	11,925	(7,331)	10,461
NON-CURRENT ASSETS
Investments in subsidiaries	—	3,716	2,705	—	(6,421)	—
Fixed assets, net	—	66	—	415	—	481
Goodwill	—	—	—	2,838	—	2,838
Other intangible assets, net	—	—	—	353	—	353
Investments in associates	—	156	—	20	—	176
Deferred tax assets	—	—	—	7	—	7
Pension benefits asset	—	—	—	278	—	278
Other non-current assets	4	5	9	188	—	206
Non-current amounts due from group undertakings	—	1,113	518	—	(1,631)	—
Total non-current assets	4	5,056	3,232	4,099	(8,052)	4,339
TOTAL ASSETS	$4,059	$6,074	$4,026	$16,024	$(15,383)	$14,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$8,412	$—	$8,412
Deferred revenue and accrued expenses	2	29	—	555	—	586
Income taxes payable	—	4	5	39	(27)	21
Short-term debt and current portion of long-term debt	—	—	15	—	—	15
Deferred tax liabilities	—	—	—	25	—	25
Other current liabilities	62	42	11	300	—	415
Amounts due to group undertakings	—	5,813	157	1,333	(7,303)	—
Total current liabilities	64	5,888	188	10,664	(7,330)	9,474
NON-CURRENT LIABILITIES
Investments in subsidiaries	985	—	—	—	(985)	—
Long-term debt	795	733	782	1	—	2,311
Liabilities for pension benefits	—	—	—	136	—	136
Deferred tax liabilities	—	1	—	55	—	56
Provisions for liabilities	—	—	—	206	—	206
Other non-current liabilities	—	48	—	326	—	374
Non-current amounts due to group undertakings	—	518	423	690	(1,631)	—
Total non-current liabilities	1,780	1,300	1,205	1,414	(2,616)	3,083
TOTAL LIABILITIES	$1,844	$7,188	$1,393	$12,078	$(9,946)	$12,557

Willis Group Holdings plc

32. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,215	(1,114)	2,633	3,918	(5,437)	2,215
Noncontrolling interests	—	—	—	28	—	28
Total equity	2,215	(1,114)	2,633	3,946	(5,437)	2,243
TOTAL LIABILITIES AND EQUITY	$4,059	$6,074	$4,026	$16,024	$(15,383)	$14,800

Notes to the financial statements

32. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$—	$—	$499	$—	$500
Accounts receivable, net	—	—	—	933	—	933
Fiduciary assets	—	—	—	9,271	—	9,271
Deferred tax assets	—	—	—	13	—	13
Other current assets	1	79	1	114	(14)	181
Amounts due from group undertakings	4,091	1,070	801	864	(6,826)	—
Total current assets	4,093	1,149	802	11,694	(6,840)	10,898
NON-CURRENT ASSETS
Investments in subsidiaries	—	2,939	2,464	—	(5,403)	—
Fixed assets, net	—	74	—	394	—	468
Goodwill	—	—	—	2,827	—	2,827
Other intangible assets, net	—	—	—	385	—	385
Investments in associates	—	143	—	31	—	174
Deferred tax assets	—	—	—	18	—	18
Pension benefits asset	—	—	—	136	—	136
Other non-current assets	5	41	3	157	—	206
Non-current amounts due from group undertakings	—	1,064	—	—	(1,064)	—
Total non-current assets	5	4,261	2,467	3,948	(6,467)	4,214
TOTAL ASSETS	$4,098	$5,410	$3,269	$15,642	$(13,307)	$15,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$9,271	$—	$9,271
Deferred revenue and accrued expenses	2	—	—	539	—	541
Income taxes payable	—	4	11	18	(14)	19
Short-term debt and current portion of long-term debt	—	—	15	—	—	15
Deferred tax liabilities	—	—	—	21	—	21
Other current liabilities	60	73	—	194	—	327
Amounts due to group undertakings	—	5,714	69	1,043	(6,826)	—
Total current liabilities	62	5,791	95	11,086	(6,840)	10,194
NON-CURRENT LIABILITIES
Investments in subsidiaries	1,542	—	—	—	(1,542)	—
Long-term debt	795	1,268	274	1	—	2,338
Liabilities for pension benefits	—	—	—	282	—	282
Deferred tax liabilities	—	—	—	18	—	18
Provisions for liabilities	—	—	—	180	—	180
Other non-current liabilities	—	12	—	363	—	375
Non-current amounts due to group undertakings	—	—	423	641	(1,064)	—
Total non-current liabilities	2,337	1,280	697	1,485	(2,606)	3,193
TOTAL LIABILITIES	$2,399	$7,071	$792	$12,571	$(9,446)	$13,387

Willis Group Holdings plc

32. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	1,699	(1,661)	2,477	3,045	(3,861)	1,699
Noncontrolling interests	—	—	—	26	—	26
Total equity	1,699	(1,661)	2,477	3,071	(3,861)	1,725
TOTAL LIABILITIES AND EQUITY	$4,098	$5,410	$3,269	$15,642	$(13,307)	$15,112

Notes to the financial statements

32. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4	$399	$63	$662	$(567)	$561
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	3	—	9	—	12
Additions to fixed assets	—	(18)	—	(94)	—	(112)
Additions to intangible assets	—	—	—	(7)	—	(7)
Acquisitions of subsidiaries, net of cash acquired	—	(237)	—	(30)	237	(30)
Payments to acquire other investments	—	—	—	(7)	—	(7)
Proceeds from sale of associates	—	—	—	4	—	4
Proceeds from sale of operations, net of cash disposed	—	—	—	257	(237)	20
Proceeds from intercompany investing activities	383	160	132	60	(735)	—
Repayments of intercompany investing activities	(347)	(120)	(442)	(780)	1,689	—
Net cash provided by (used in) investing activities	36	(212)	(310)	(588)	954	(120)
CASH FLOWS FROM FINANCING ACTIVITIES
Senior notes issued	—	—	522	—	—	522
Debt issuance costs	—	—	(8)	—	—	(8)
Repayments of debt	—	(521)	(15)	—	—	(536)
Tender premium on extinguishment of senior notes	—	(65)	—	—	—	(65)
Proceeds from issue of shares	155	—	—	—	—	155
Excess tax benefits from share-based payment arrangement	—	—	—	2	—	2
Dividends paid	(193)	(230)	(330)	(7)	567	(193)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(10)	—	(10)
Proceeds from intercompany financing activities	—	1,075	147	467	(1,689)	—
Repayments of intercompany financing activities	—	(443)	(69)	(223)	735	—
Net cash (used in) provided by financing activities	(38)	(184)	247	225	(387)	(137)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2	3	—	299	—	304
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF YEAR	$3	$3	$—	$790	$—	$796

Willis Group Holdings plc

32. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23)	$2,393	$1,356	$(97)	$(3,104)	$525
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	5	—	5
Additions to fixed assets	—	(26)	—	(109)	—	(135)
Additions to intangible assets	—	—	—	(2)	—	(2)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(33)	—	(33)
Payments to acquire other investments	—	—	—	(7)	—	(7)
Proceeds from sale of operations, net of cash disposed	—	—	—	—	—	—
Proceeds from intercompany investing activities	256	176	78	1,230	(1,740)	—
Repayments of intercompany investing activities	—	(197)	(131)	(81)	409	—
Net cash provided by (used in) investing activities	256	(47)	(53)	1,003	(1,331)	(172)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	(4)	(11)	—	—	(15)
Proceeds from issue of other debt	—	—	1	—	—	1
Repurchase of shares	(100)	—	—	—	—	(100)
Proceeds from issue of shares	53	—	—	—	—	53
Excess tax benefits from share-based payment arrangement	—	—	—	2	—	2
Dividends paid	(185)	(1,220)	(1,069)	(815)	3,104	(185)
Proceeds from sale of noncontrolling interests	—	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	—	(39)	—	(39)
Dividends paid to noncontrolling interests	—	—	—	(11)	—	(11)
Proceeds from intercompany financing activities	—	81	—	328	(409)	—
Repayments of intercompany financing activities	—	(1,366)	(224)	(150)	1,740	—
Net cash used in financing activities	(232)	(2,509)	(1,303)	(682)	4,435	(291)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(163)	—	224	—	62
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	2
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	163	—	273	—	436
CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$—	$499	$—	$500

Notes to the financial statements

32. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2011
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$44	$(359)	$856	$131	$(233)	$439
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	13	—	13
Additions to fixed assets	—	(25)	—	(86)	—	(111)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(10)	—	(10)
Acquisitions of investments in associates	—	—	—	(2)	—	(2)
Payments to acquire other investments	—	—	—	(5)	—	(5)
Proceeds from sale of operations, net of cash disposed	—	—	—	14	—	14
Proceeds from intercompany investing activities	—	105	—	224	(329)	—
Repayments of intercompany investing activities	(711)	(138)	(292)	(101)	1,242	—
Net cash (used in) investing activities	(711)	(58)	(292)	47	913	(101)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of revolving credit facility	—	(90)	—	—	—	(90)
Senior notes issued	794	—	—	—	—	794
Debt issuance costs	(7)	—	(5)	—	—	(12)
Repayments of debt	—	(411)	(500)	—	—	(911)
Proceeds from issue of term loan	—	—	300	—	—	300
Make-whole on repurchase and redemption of senior notes	—	—	(158)	—	—	(158)
Proceeds from issue of shares	60	—	—	—	—	60
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(180)	(47)	—	(186)	233	(180)
Acquisition of noncontrolling interests	—	(4)	—	(5)	—	(9)
Dividends paid to noncontrolling interests	—	—	—	(13)	—	(13)
Proceeds from intercompany financing activities	—	1,088	—	154	(1,242)	—
Repayments of intercompany financing activities	—	(32)	(201)	(96)	329	—
Net cash provided by (used in) financing activities	667	504	(564)	(141)	(680)	(214)
INCREASE IN CASH AND CASH EQUIVALENTS	—	87	—	37	—	124
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4)	—	(4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	76	—	240	—	316
CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$163	$—	$273	$—	$436

Willis Group Holdings plc

33.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for 2013 and 2012 were as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share data)
2013
Total revenues	$1,051	$890	$795	$919
Total expenses	(764)	(719)	(720)	(767)
Net income (loss)	223	107	(27)	74
Net income (loss) attributable to Willis Group Holdings	219	105	(27)	68
Earnings per share — continuing operations
— Basic	$1.27	$0.60	$(0.15)	$0.38
— Diluted	$1.24	$0.59	$(0.15)	$0.37
2012
Total revenues	$1,013	$842	$754	$871
Total expenses	(696)	(663)	(684)	(1,646)
Net income (loss)	232	110	26	(801)
Net income (loss) attributable to Willis Group Holdings	225	108	26	(805)
Earnings per share — continuing operations
— Basic	$1.29	$0.62	$0.15	$(4.65)
— Diluted	$1.28	$0.61	$0.15	$(4.65)

Controls and procedures

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) are effective.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria related to internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Our independent registered public accountants, Deloitte LLP, who have audited and reported on our financial statements, have undertaken an assessment of the Company’s internal control over financial reporting. Deloitte’s report is presented below.
February 27, 2014.

Willis Group Holdings plc

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Willis Group Holdings Public Limited Company,
Dublin, Ireland
We have audited the internal control over financial reporting of Willis Group Holdings Public Limited Company and subsidiaries (the 'Company') as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February  27, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte LLP
London, United Kingdom
February 27, 2014

Controls and procedures

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal controls over financial reporting during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B — Other Information
None.

Willis Group Holdings plc

PART III
Item 10—Directors, Executive Officers and Corporate Governance
Except for the information regarding executive officers required by Item 401 of Regulation S-K which is set forth below as of February 14, 2014, the information required by this item with respect to our directors and executive officers, code of ethics, procedures for recommending nominees, audit committee, audit committee financial experts and compliance with Section 16(a) of the Exchange Act will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2014.
Celia Brown - Ms. Brown, age 59, was appointed an executive officer on January 23, 2012. Ms. Brown joined the Willis Group in 2010 and serves as the Willis Group Human Resources Director. Prior to joining the Willis Group, Ms. Brown spent over 20 years at XL Group plc where she held a number of senior roles. Ms. Brown served from 2006 to 2009 as the Executive Vice President, Head of Global HR and Corporate Relations at XL Group plc. Following XL Group plc, Ms. Brown formed an independent management consultancy, providing human resources services to not-for-profit, corporate and individual clients.
Dominic Casserley - Mr. Casserley, age 56, was appointed as Chief Executive Officer of Willis Group Holdings plc and as a member of the Board on January 7, 2013. Prior to joining Willis, Mr. Casserley, was a senior partner of McKinsey & Company, which he joined in New York in 1983. During his 29 years at McKinsey, Mr. Casserley led the firm's Greater China Practice and its UK and Ireland Practice. Mr. Casserley had been a member of the McKinsey Shareholders Council, the firm's global board, since 1999 and for four years served as the Chairman of the Finance Committee of that board. Mr. Casserley is a graduate of Cambridge University.
Stephen Hearn - Mr. Hearn, age 47, was appointed an executive officer on January 1, 2012. Mr. Hearn joined the Willis Group in 2008 and was named Chairman and CEO of Willis Global in 2011, CEO of Willis Limited in 2012 and Group Deputy CEO in 2013. Since joining the Willis Group, Mr. Hearn has served as Chairman of Special Contingency Risk, Chairman of Willis Facultative and Chairman and CEO of Glencairn Limited. From 2009 until 2011 he led Faber & Dumas, Global Markets International and Willis Facultative. Prior to joining the Willis Group, Mr. Hearn served as Chairman and CEO of the Glencairn Group Limited and as President and CEO of Marsh Affinity Europe.
Todd Jones - Mr. Jones, age 49, was appointed an executive officer and CEO of Willis North America on July 1, 2013. Mr. Jones joined Willis in 2003 as the North American Practice Leader for Willis’s Executive Risks Practice and served as the President of Willis North America from 2010 to 2013. Mr. Jones also served as a National Partner for the Northeast Region. Prior to joining Willis, Mr. Jones held various leadership roles in the insurance brokerage industry. Before entering the brokerage industry, he was a financial analyst and corporate banker for a regional bank that is now part of Wells Fargo, focusing on the telecommunications industry.
Michael K. Neborak - Mr. Neborak, age 57, was appointed an executive officer and Group Chief Financial Officer on July 6, 2010. Mr. Neborak joined Willis from MSCI Inc., a NYSE listed company, where he was Chief Financial Officer. With more than 30 years of experience in finance and accounting, Mr. Neborak also held senior positions with Citigroup, including divisional CFO and co-head of Corporate Strategy & Business Development, from 2000 to 2006, and prior to that, in the investment banking group at Salomon Smith Barney from 1982 to 2000. He began his career as an accountant with Arthur Andersen & Co.
Adam L. Rosman -Mr. Rosman, age 48, was appointed Group General Counsel on May 7, 2012 and is responsible for legal, corporate secretary, compliance, audit and risk management. He joined Willis in 2009 and served for three years as the company's Deputy Group General Counsel, responsible for Willis' worldwide legal operations. Before joining Willis, Adam was Senior Vice President and Associate General Counsel at Cablevision Systems Corporation in Bethpage, NY, and before that he was a partner at the Washington D.C.-based law firm of Zuckerman Spaeder LLP, where he advised public companies and senior executives on a range of topics, including Sarbanes-Oxley. Between 1997 and 2003, Adam was an Assistant United States Attorney in Washington, D.C., where he prosecuted a wide range of matters. He also worked in 2000 and 2001 as Deputy Assistant to the President and Deputy Staff Secretary for President Clinton.
David Shalders - Mr. Shalders, age 47, was appointed an executive officer and Group Operations & Technology Director on November 4, 2013. Prior to joining Willis, Mr. Shalders spent over a decade in senior operations and IT roles at the Royal Bank of Scotland Group, most recently as Global COO for Global Banking and Markets. Mr. Shalders also held roles as Head of London & Asia Operations and Head of Derivative Operations for NatWest at RBS.

Directors and Officers

Timothy D. Wright - Mr. Wright, age 52, was appointed an executive officer in 2008 and in 2012 was appointed CEO of Willis International. Mr. Wright served as Group Chief Operating Officer from 2008 to 2012. Prior to joining the Willis Group, he was a Partner of Bain & Company where he led their Financial Services practice in London. Mr. Wright was previously UK Managing Partner of Booz Allen & Hamilton and led their insurance work globally. He has more than 20 years of experience in the insurance and financial service industries internationally.
Item 11 — Executive Compensation
The information required by this Item with respect to executive officer and director compensation will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2014.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item with respect to security ownership of certain beneficial owners and management equity and securities authorized for issuance under equity compensation plans will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2014.

Item 13 — Certain Relationships and Related Transactions, and Director Independence
The information required by this Item with respect to transactions with related persons, the review, approval or ratification of such transactions and director independence will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2014.

Item 14 — Principal Accounting Fees and Services
The information required by this Item with respect to auditors' services and fees will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2014.

Willis Group Holdings plc

PART IV
Item 15 — Exhibits, Financial Statement Schedules
The following documents are filed as a part of this report:
(1) Consolidated Financial Statements of the Company consisting of:
(a) Report of Independent Registered Public Accounting Firm.
(b) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.
(c) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2013.
(d) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2013.
(e) Consolidated Balance Sheets as of December 31, 2013 and 2012.
(f) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013.
(g) Consolidated Statements of Changes in Equity for each of the three years in the period ended December 31, 2013.
(h) Notes to the Consolidated Financial Statements.
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.
(2) Exhibits:

1.1
Underwriting Agreement, dated August 8, 2013, among Trinity Acquisition plc, as issuer, the guarantors named therein and Barclays Capital Inc. and Morgan Stanley & Co. LLC, as representatives of the several underwriters named therein (incorporated herein by reference to Exhibit No. 1.1 to the Company's Form 8-K filed on August 12, 2013 (SEC File No. 001-16503))

2.1
Scheme of Arrangement between Willis Group Holdings Limited and the Scheme Shareholders (incorporated by reference to Annex A to Willis Group Holdings Limited's Definitive Proxy Statement on Schedule 14A filed on November 2, 2009 (SEC File No. 001-16503))

3.1
Memorandum and Articles of Association of Willis Group Holdings Public Limited Company (incorporated herein by reference to Exhibit No. 3.1 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))

3.2	Certificate of Incorporation of Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit No. 3.2 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))

4.1
Senior Indenture dated as of July 1, 2005, and First Supplemental Indenture, dated as of July 1, 2005, among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York (f/k/a JPMorgan Chase Bank, N.A.), as the Trustee, for the issuance of the 5.625% senior notes due 2015 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited's Form 8-K filed on July 1, 2005 (SEC File No. 001-16503))

4.2
Second Supplemental Indenture dated as of March 28, 2007 among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York, as the Trustee, to the Indenture dated as of July 1, 2005, for the issuance of the 6.200% senior notes due 2017 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited's Form 8-K filed on March 30, 2007 (SEC File No. 001-16503))

4.3
Third Supplemental Indenture dated as of October 1, 2008 among Willis North America Inc., as the Issuer, Willis Group Holdings Limited, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited's Form 10-Q filed on November 10, 2008 (SEC File No. 001-16503))

Exhibits

4.4
Fourth Supplemental Indenture dated as of September 29, 2009 among Willis North America Inc., as the Issuer, Willis Group Holdings Limited, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Public Limited Company, as the Guarantors, and The Bank of New York, as the Trustee, to the Indenture dated as of July 1, 2005, for the issuance of the 7.000% senior notes due 2019 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited's Form 8-K filed on September 29, 2009 (SEC File No. 001-16503))

4.5
Fifth Supplemental Indenture dated as of December 31, 2009 among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, Willis Group Holdings Limited, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))

4.6
Sixth Supplemental Indenture dated as of December 22, 2010 among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed on February 28, 2011 (SEC File No. 001-16503))

4.7
Indenture, dated as of March 17, 2011, among Willis Group Holdings Public Limited Company, as issuer, Willis Netherlands Holdings B.V., Willis Investment Holdings UK Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America Inc., as Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 17, 2011 (SEC File No. 001-16503))

4.8
First Supplemental Indenture, dated as of March 17, 2011, among Willis Group Holdings Public Limited Company, as Issuer, Willis Netherlands Holdings B.V., Willis Investment Holdings UK Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America Inc., as guarantors, and The Bank of New York Mellon, as trustee, to the Indenture dated March 17, 2011, for the issuance of the 4.125% senior notes due 2016 and the 5.750% senior notes due 2021 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on March 17, 2011 (SEC File No. 001-16503))

4.9
Indenture, dated as of August 15, 2013, among Trinity Acquisition plc, as issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis North America Inc., Willis Investment Holdings UK Limited, TA I Limited and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 15, 2013 (SEC File No. 001-16503))

4.10
First Supplemental Indenture, dated as of August 15, 2013, among Trinity Acquisition plc, as issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis North America Inc., Willis Investment Holdings UK Limited, TA I Limited and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as trustee, to the Indenture dated August 15, 2013, for the issuance of 4.625% senior notes due 2023 and 6.125% senior notes due 2043 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on August 15, 2013 (SEC File No. 001-16503)).

10.1
Credit Agreement, dated as of December 16, 2011, among Trinity Acquisition plc, Willis Group Holdings Public Limited Company, the Lenders party thereto, Barclays Bank PLC, as Administrative Agent, Swing Line Lender and as an L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 20, 2011 (SEC File No. 001-16503))

10.2
First Amendment to Credit Agreement, dated as of July 23, 2013, to the Credit Agreement, dated as of December 12, 2011, among Trinity Acquisition PLC, Willis Group Holdings Public Limited Company, the lenders party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 25, 2013 (SEC File No. 001-16503))

10.3
Guaranty Agreement, dated as of December 16, 2011, among Trinity Acquisition plc, Willis Group Holdings Public Limited Company, Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on December 20, 2011 (SEC File No. 001-16503))

10.4
Deed Poll of Assumption dated as of December 31, 2009 between Willis Group Holdings Limited and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.5	Willis Group Senior Management Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

Willis Group Holdings plc

10.6	Willis Group Holdings 2010 North America Employee Share Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on April 27, 2010 (SEC File No. 001-16503))†

10.7	Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.8
Form of Performance-Based Option Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 10, 2010 (SEC File No. 001-16503))†

10.9
Form of Time-Based Option Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.16 the Company's Form 10-K filed on February 28, 2011 (SEC File No. 001-16503))†

10.10
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (for executive officers) (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.11
Form of Restricted Share Unit Award Agreement for Non-employee Directors under the Willis Group Holdings 2001 Share Purchase Option Plan (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K filed February 29, 2012 (SEC File No. 001-16503))†

10.12
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

10.15	Form of 2011 Long Term Incentive Program Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 20, 2011 (SEC File No. 001-16503))†

10.16	Rules of the Willis Group Holdings Sharesave Plan 2001 for the United Kingdom (incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.17	The Willis Group Holdings Irish Sharesave Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 5, 2010 (SEC File No. 001-16503))†

10.18	Willis Group Holdings 2008 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.16 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.19
Form of Performance-Based Restricted Share Units Award Agreement under the Willis Group Holdings 2008 Share Purchase and Option Plan (for executive officers) (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.20
Form of Performance-Based Option Award Agreement under the Willis Group Holdings 2008 Share Purchase and Option Plan (for executive officers) (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.21	Hilb Rogal and Hamilton Company 2000 Share Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.22	Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.23
Form of Time-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 6, 2010 (SEC File No. 001-16503))†

10.24
Form of Performance-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.25
Form of Time-Based Option Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 6, 2010 (SEC File No. 001-16503))†

Exhibits

10.26
Form of Performance-Based Option Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.27	Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's 8-K filed on April 30, 2012 (SEC File No. 001-16503))†

10.28
Form of Time Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

10.29
Form of Performance Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

10.30
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

10.33	Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan for the 2013 Long-Term Incentive Program*†

10.34
Rules of the Willis Group Holdings Public Limited Company 2012 Sharesave Sub-Plan for the United Kingdom to the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.35
Form of 2012 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for US employees) Plan (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.36
Form of 2012 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for UK employees) Plan (incorporated by reference to Exhibit 10.37 to the Company's Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.37	Amended and Restated Willis US 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to the Company's Form 8-K filed on November 20, 2009 (SEC File No. 001-16503))†

10.38
First Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan, effective June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.39
Second Amendment to the Amended and Restated Willis US 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10. 6 to the Company's Form 10-Q filed on November 5, 2013 (SEC File No. 001-16503))†

10.40
Instrument Comprising A Guarantee In Favour of Willis Pension Trustees Limited in Respect of the Willis Pension Scheme (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 5 2012 (SEC File No. 001-16503))†

10.41	Schedule of Contributions for the Willis Pension Scheme (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on April 5, 2012 (SEC File No. 001-16503))†

10.42
Form of Deed of Indemnity of Willis Group Holdings Public Limited Company with directors and officers (incorporated by reference to Exhibit 10.20 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.43
Form of Indemnification Agreement of Willis North America Inc. with directors and officers (incorporated by reference to Exhibit 10.21 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

Willis Group Holdings plc

10.44
Willis Group Holdings Public Limited Company Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 10. 1 to the Company's Form 10-Q filed on November 5, 2013 (SEC File No. 001-16503))†

10.45
2010 Amended and Restated Employment Agreement, dated as of January 1, 2010, by and between Willis North America, Inc. and Joseph J. Plumeri (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 22, 2010 (SEC File No. 001-16503))†

10.46
First Amendment to Employment Agreement, dated as of October 16, 2012, by and between Willis North America Inc., a subsidiary of Willis Group Holdings Public Limited Company, and Joseph J. Plumeri (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on October 19, 2012 (SEC File No. 001-16503))†

10.47
Employment Agreement, dated as of October 16, 2012, by and between Willis Group Holdings Public Limited Company and Dominic Casserley (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 19, 2012 (SEC File No. 001-16503))†

10.48	Letter agreement, dated January 31, 2014, by and between Willis Group Holdings plc and Dominic Casserley.*†

10.49
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 10, 2013 between Dominic Casserley and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on November 5, 2013 (SEC File No. 001-16503))†

10.50
Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 10, 2013 between Dominic Casserley and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on November 5, 2013 (SEC File No. 001-16503))†

10.51
Form of Time-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 10, 2013 between Dominic Casserley and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on November 5, 2013 (SEC File No. 001-16503))†

10.52
Offer Letter dated June 22, 2010 and Form of Employment Agreement between Willis North America, Inc. and Michael K. Neborak (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 23, 2010 (SEC File No. 001-16503))†

10.53
Agreement of Restrictive Covenants and Other Obligations dated as of August 2, 2010 between the Company and Michael K. Neborak (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Public Limited Company's Form 10-K filed on February 28, 2011 (SEC File No. 001-16503))†

10.54
Second Restated Employment Agreement, effective as of December 3, 2010, between Willis North America Inc. and Victor Krauze (incorporated by reference to Exhibit 10.45 to the Company's Form 10-K filed on February 29, 2012 (SEC File No. 001-16503))†

10.55
First Amendment to Offer of Promotion dated as of October 16, 2012, by and between Willis North America Inc., a subsidiary of Willis Group Holdings Public Limited Company, and Victor P. Krauze. (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed on October 19, 2012 (SEC File No. 001-16503))†

10.56
Agreement by and between Victor P. Krauze and Willis North America, Inc., a subsidiary of Willis Group Holdings Public Limited Company, dated July 1, 2013 (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed on July 1, 2013 (SEC File No. 001-16503))†

10.57
Contract of Employment, dated as of February 28, 2011 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Stephen P. Hearn (incorporated by reference to Exhibit 10.52 to the Company's Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.58
Amendment, dated July 19, 2012, to the Contract of Employment, dated as of February 28, 2011 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Stephen P. Hearn (incorporated by reference to Exhibit 10.53 to the Company's Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.59
Contract of Employment, dated as of October 16, 2012 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Stephen P. Hearn (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on October 19, 2012 (SEC File No. 001-16503))†

Exhibits

10.60
Contract of Employment, dated as of December 17, 2007 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright (incorporated by reference to Exhibit 10.55 to the Company's Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.61
Amendment, dated July 19, 2012, to the Contract of Employment, dated as of December 17, 2007 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright (incorporated by reference to Exhibit 10.56 to the Company's Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.62
Confidentiality Agreement dated as of January 17, 2008 between the Willis Group Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright (incorporated by reference to Exhibit 10.57 to the Company's Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.63	Employment Agreement, dated September 15, 2003 between Willis Americas Administration, Inc. and Todd J. Jones*†

10.64	Letter Agreement, dated August 1, 2013, between Willis North America Inc., a subsidiary of Willis Group Holdings Public Limited Company, and Todd J. Jones*†

10.65
Nominating Agreement, dated April 25, 2013, by and among Willis Group Holdings Public Limited Company, ValueAct Capital Master Fund, L.P., VA Partners I, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC, ValueAct Holdings, L.P., ValueAct Holdings GP, LLC and their respective affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 26, 2013 ((SEC File No. 001-16503))

10.66
Investment and Share Purchase Agreement dated as of November 18, 2009 by and among Willis Europe BV, Astorg Partners, Soleil, Alcee, the Lucas family shareholders, the Gras family shareholders, key managers of Gras Savoye & Cie and other minority shareholders of Gras Savoye (incorporated by reference to Exhibit 10.37 to the Company's Form 10-K filed on March 1, 2010 (SEC File No. 001-16503))

10.67
Shareholders Agreement dated as of December 17, 2009 by and among Willis Europe BV, Astorg Partners, Soleil, Alcee, the Lucas family shareholders, the Gras family shareholders, key managers of Gras Savoye & Cie and other minority shareholders of Gras Savoye (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K filed on March 1, 2010 (SEC File No. 001-16503))

10.68
Amended and Restated Shareholders' Agreement, dated as of April 15, 2013, by and among Willis Europe BV, Willis Netherlands Holdings BV, Astorg Partners, GS & Cie Group, Alcee, the Lucas family shareholders, the Gras family shareholders, key managers of Gras Savoye & Cie and other minority shareholders of Gras Savoye (incorporated by reference to Exhibit 10.60 to the Company's Form 10-Q filed on May 8, 2013 (SEC File No. 001-16503))

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
Michael K. Neborak
Group Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 27th day of February 2014.

/s/ DOMINIC CASSERLEY	/s/ ANNA C. CATALANO
Dominic Casserley Chief Executive Officer and Director (Principal Executive Officer)	Anna C. Catalano Director

/s/ SIR ROY GARDNER	/s/ THE RT. HON. SIR JEREMY HANLEY, KCMG
Sir Roy Gardner Director	The Rt. Hon. Sir Jeremy Hanley, KCMG Director

/s/ ROBYN S. KRAVIT	/s/ WENDY E. LANE
Robyn S. Kravit Director	Wendy E. Lane Director

/s/ FRANCISCO LUZÓN	/s/ JAMES F. McCANN
Francisco Luzón Director	James F. McCann Director

/s/ JAYMIN B. PATEL	/s/ DOUGLAS B. ROBERTS
Jaymin B. Patel Director	Douglas B. Roberts Director

/s/ MICHAEL J. SOMERS	/s/ JEFFREY W. UBBEN
Michael J. Somers Director	Jeffrey W. Ubben Director