Form 10-K/A
period 2013-12-31
WILLIS GROUP HOLDINGS PLC
filed 2014-04-30
CIK 1140536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the last reported price at which the Registrant’s common equity was sold on June 28, 2013 (the last day of the Registrant’s most recently completed second quarter) was $5,757,806,783.

As of April 23, 2014, there were outstanding 179,008,836 ordinary shares, nominal value $0.000115 per share, of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Willis Group Holdings plc (“Willis Group Holdings,” the “Registrant” or the “Company” and, together with our subsidiaries, “we,” “us” or “our”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Form 10-K”) that was originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2014.

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

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth, as of April 23, 2014, the name, age and summary background of each of our current directors and director nominees. Directors are elected by our shareholders at our annual meeting of shareholders and serve until the next annual meeting of shareholders or until his or her earlier resignation or removal. The Nominating and Corporate Governance Committee (the “Governance Committee”) has reviewed the needs of the Board and the qualities, experience and performance of each director. At the Committee’s recommendation, the Board has renominated all current directors.

Director and Director Nominees	Age	Director Since	Summary Background

Dominic Casserley	56	2013	CEO of Willis Group Holdings plc

Anna C. Catalano	54	2006	Former Group Vice President, Marketing for BP plc

Sir Roy Gardner	68	2006	Chairman of Compass Group, PLC

The Rt. Hon. Sir Jeremy Hanley, KCMG	68	2006	Former Member of Parliament for Richmond and Barnes

Robyn S. Kravit	62	2008	Chief Executive Officer of Tethys Research, LLC

Wendy E. Lane	62	2004	Chairman of Lane Holdings, Inc.

Francisco Luzón	66	2013	Former Executive Board Member and General Manager of the Latin American Division of Banco Santander, S.A.

James F. McCann	62	2004	Chairman and CEO of 1-800-Flowers

Jaymin Patel	46	2013	President and CEO of GTECH Americas

Douglas B. Roberts	66	2003	Professor and the Director for Institute of Public Policy and Social Research - Michigan State University

Dr. Michael J. Somers	71	2010	Former CEO of Irish National Treasury Management Agency

Jeffrey W. Ubben	52	2013	Founder, CEO and Chief Investment Officer of ValueAct Capital

Nominees for Election

Willis Group Holdings plc is a leading global risk advisor, insurance and reinsurance broker. Through its subsidiaries, Willis develops and delivers professional insurance, reinsurance, risk management, financial and human resources consulting and actuarial services to corporations, public entities and institutions around the world. We have approximately 21,700 employees around the world (including approximately 3,700 at our associate companies) and a network of in excess of 400 offices in approximately 120 countries.

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

Qualifications

When recommending a person for new or continued membership on the Board, the Governance Committee considers each nominee’s individual qualifications in light of the overall mix of attributes represented on the Board and the Company’s current and future needs. In its assessment of each nominee, the Governance Committee considers the person’s integrity, experience, reputation, independence and when the person is a current director of the Company, his or her performance as a director. The Governance Committee considers each director’s ability to devote the time and effort necessary to fulfill responsibilities to the Company and, for current directors, whether each director has attended at least 75% of the aggregate of the total number of meetings held by the Board and any committee on which he or she served. In 2013, each director satisfied this requirement. The Governance Committee believes service on other public or private boards (including international companies) also enhances a director’s knowledge and board experience. It considers the experience of a director on other boards and board committees in both this nomination decision and in recommending the membership slate for each of the Company’s Board Committees.

The Governance Committee believes that including directors having current and previous leadership positions is important to the Board’s ability to oversee management. Extensive knowledge of the Company’s business and the industry is an important quality for directors. Additionally, because of the Company’s global reach, international experience or knowledge of a key geographic area is also important. As the Company’s business also requires continuous compliance with regulatory requirements and agencies, it is imperative for some directors to have legal, governmental, political or diplomatic expertise. If a person has served or currently serves in the public arena (whether through political service, employment as a CEO of a public company or membership on a board of a public company), then his or her integrity and reputation is also a matter of public record on which Company and its shareholders may rely. The Governance Committee also believes that the Company distinguishes itself from its competitors through marketing and, as a result, a strong marketing perspective should be represented. In light of its public and global nature (including conducting business in different countries and currencies), the Company also seeks international experience and a high level of financial literacy and experience on the Board and Audit Committee.

Diversity

The Company is committed to maintaining diversity on the Board as provided in the Company’s Corporate Governance Guidelines. The Board and the Governance Committee believe that diversity on the Board is important to ensuring a rounded perspective. Diversity is broadly interpreted by the Board to include viewpoints, background, experience, industry knowledge, and geography, as well as more traditional characteristics of diversity, such as race and gender. We believe that our commitment is demonstrated by the current structure of our Board and the varied backgrounds and skill sets of our current directors and nominees, which include three women, two persons of Asian descent and a mix of American, British, Irish and Spanish citizens.

Set forth below each biographical information is a summary of some of the key qualifications, attributes, skills and experiences discussed above that were considered by the Governance Committee for each person nominated for election at our 2014 Annual General Meeting of Shareholders. (The absence of a particular bullet-point for a director does not mean that the director does not possess other qualifications or skills in that area).

Biographical Information

The following sets forth information about our directors and director nominees:

Dominic Casserley — Mr. Casserley, age 56, joined the Company as CEO and as a director on January 7, 2013 and currently serves as a member of the Company’s Executive Committee. Before joining the Company, he served as a senior partner of McKinsey & Company, which he joined in New York in 1983. During his 29 years at McKinsey & Company, Mr. Casserley was based in the U.S. for 12 years, Asia for five years, and, from 2000 until 2012, he worked across Europe while based in the London office. During his time at McKinsey & Company, Mr. Casserley led McKinsey’s Greater China Practice and its UK and Ireland Practice. Mr. Casserley was a member of McKinsey’s Shareholder Council, the firm’s global board, from 1999 to 2012 and for four years served as the Chairman of its Finance Committee. Mr. Casserley is a graduate of Cambridge University.

•	International Business Experience — Mr. Casserley’s expertise in the global financial services industry, including experience with insurance companies, and the skill of capitalizing on the opportunities of expanding into new markets, was obtained during his 29-year tenure at McKinsey where he spent 17 years working in Asia, Europe and London and, during which time, he led the firm’s Greater China Practice and its UK and Ireland Practice.

•	CEO/Management Experience — Mr. Casserley has served as the Company’s current Chief Executive Officer since January 7, 2013. In addition to serving as a senior partner at McKinsey & Company he served on the company’s global board for over 10 years and served as Chairman of the Finance Committee of that board for four years.

Anna C. Catalano — Ms. Catalano, age 54, joined the Board on July 21, 2006 and currently serves as a member of the Company’s Governance Committee and Compensation Committee. She was Group Vice President, Marketing for BP plc from 2001 to 2003. Prior to that she held various executive positions at BP and Amoco, including Group Vice President, Emerging Markets at BP; Senior Vice President, Sales and Operations at Amoco; and President of Amoco Orient Oil Company. She currently serves on the Board and the Governance Committee of Mead Johnson Nutrition and Chemtura Corporation and the Compensation Committees of Mead Johnson Nutrition, Chemtura Corporation and Kraton Performance Polymers. She serves on the Executive Committee of the Houston Chapter of the Alzheimer’s Association and serves as a director on the National Board of the Alzheimer’s Association. Ms. Catalano formerly served on the boards of SSL International plc, Hercules Incorporated, Aviva plc and U.S. Dataworks and as an advisory board member of BT Global Services. Ms. Catalano holds a BS degree in Business Administration from the University of Illinois, Champaign-Urbana.

•	International Business — Ms. Catalano has significant executive experience in international business operations through her roles as: Group Vice President, Marketing at BP plc; Group Vice President, Emerging Markets at BP; Senior Vice President, Sales and Operations at Amoco; and President of Amoco Orient Oil Company. In 2001, Ms. Catalano was recognized by Fortune Magazine as being among the “Most Powerful Women in International Business.”

•	Marketing Experience — Ms. Catalano has over 25 years of experience in global marketing and operations. During her tenure as the head of marketing for BP plc, she was instrumental in the internal and external repositioning of the BP brand and was a primary voice behind the campaign to establish BP’s “Beyond Petroleum” positioning. She is also a frequent speaker on strategic and global branding.

•	Board and Committee Experience — Ms. Catalano has significant experience as a director and committee member from her service on other public company boards including her current service as a member of the Governance Committee of Mead Johnson Nutrition and Chemtura Corporation, the Compensation Committees of Mead Johnson Nutrition, Chemtura Corporation and Kraton Performance Polymers as well as her former service on the international company boards of SSL International plc and Aviva plc.

Sir Roy Gardner — Sir Roy Gardner, age 68, joined the Board on April 26, 2006 and currently serves as the Chairman of the Company’s Risk Committee and a member of the Executive Committee. He is a Chartered Certified Accountant and served as Chairman of Compass Group PLC, a food and support services company, until his retirement from the position in February 2014. He also served as Chairman of the Nominating Committee of Compass Group PLC. He is a Senior Advisor to Credit Suisse and also a Director and Chairman of the Nominating Committee of Mainstream Renewable Power Limited, Chairman of the Advisory Board of the Energy Futures Lab of Imperial College London, President of Carers UK, Chairman of the Apprenticeship Ambassadors Network and Chairman and member of several board committees of

Enserve Group Ltd. In addition, he was Chairman of Connaught plc between May and September 2010. He previously held positions as Chief Executive of Centrica plc, Chairman of Manchester United plc, Chairman of Plymouth Argyle Football Club, Finance Director of British Gas plc, Managing Director of GEC-Marconi Ltd, Director of GEC plc and Director of Laporte plc.

•	International Business and Board Experience — The United Kingdom is an important market for the Company. Sir Roy Gardner is a well-respected British businessman who began his career in 1963 and has held leadership positions at or held director positions on the boards of a number of UK and other European companies.

•	CEO/Management Experience — Sir Roy Gardner’s senior leadership roles include his position as former Chief Executive of Centrica plc for 9 1/2 years. Centrica plc is a large multinational utility company that is based in the United Kingdom but also has interests in North America. It is listed on the London Stock Exchange and is a constituent of the FTSE 100 Index.

•	Extensive Knowledge of the Company’s Business — Sir Roy Gardner’s experience on the Board, his financial background as a UK-Chartered Certified Accountant and his former service as the Chairman of the Company’s Compensation Committee provides him with an extensive knowledge of the Company’s business and allows him to serve as an effective Chairman of the Company’s Risk Committee.

The Rt. Hon. Sir Jeremy Hanley, KCMG — Sir Jeremy Hanley, age 68, joined the Board on April 26, 2006 and currently serves as a member of the Company’s Audit Committee. He is a Chartered Accountant and a director of Willis Limited, a subsidiary of the Company, and a director and member of the Audit and Remuneration Committees of Langbar International Limited and of London Asia Capital plc. He also serves on the International Advisory Committee for GTECH S.p.A Sir Jeremy was a Member of Parliament for Richmond and Barnes from 1983 to 1997 and held a number of ministerial position in the U.K. government, including Under Secretary of State for Northern Ireland, Minister of State for the Armed Forces, Cabinet Minister without Portfolio at the same time as being Chairman of the Conservative Party and Minister of State for Foreign & Commonwealth Affairs. He retired from politics in 1998. He also served on the Boards of Lottomatica S.p.A., Onslow Suffolk Limited, Mountfield Group Limited, Nymex London Limited and ITE Group plc. and the Audit Committee of the Joint Arab British Chamber of Commerce.

•	Legal, Governmental, Political or Diplomatic Expertise — Sir Jeremy Hanley has a deep understanding of UK governmental and regulatory affairs and public policy based on his 14 years as a member of Parliament and significant ministerial positions in the UK government. Sir Jeremy Hanley’s background is important for his role as a director of Willis Limited, a subsidiary of the Company regulated by the Financial Control Authority, the regulator of the financial services industry in the UK.

•	Financial Background — Sir Jeremy Hanley, a member of the Company’s Audit Committee, is a UK-Chartered accountant which qualifies him as an audit committee financial expert.

•	International Board and Committee Experience — Sir Jeremy Hanley also brings experience from his service on numerous international boards, including his former service on the Board and Audit Committee of Lottomatica S.p.A., an Italian company.

Robyn S. Kravit — Ms. Kravit, age 62, joined the Board on April 23, 2008 and currently serves as a member of the Company’s Risk Committee. She is an international business executive with almost 30 years of experience in establishing and directing significant China-based operations engaged in the international trading of industrial raw materials. Ms. Kravit co-founded Tethys Research LLC, a biotechnology company, and has acted as its Chief Executive Officer since 2000. From 2001 through 2010, Ms. Kravit was a Director of FONZ, the organization which manages commercial and educational activities for Smithsonian’s National Zoological Park, serving two terms as President and later chairing its Audit Committee. On January 1, 2012, she was appointed to a two-year term on the Standing Advisory Group of the Public Company Accounting Oversight Board (PCAOB), established by Congress to oversee the audits of public companies. She currently serves on the Advisory Council of Johns Hopkins University’s Whiting School of Engineering and the Board of Governors of the Washington Foreign Law Society. She previously served on the Board of InovaChem Inc. Ms. Kravit holds a BA in East Asian Studies from Vassar College, and a MA in East Asian Studies from Harvard University.

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

•	CEO/Management Experience — Ms. Kravit founded and since 2000 has been the Chief Executive Officer of Tethys Research LLC, a biotechnology company, and is responsible for contract, administrative and financial operations. Prior to Tethys, as Managing Director for Asian operations, Ms. Kravit functioned as CEO of a major business unit within a complex multinational corporation.

•	Financial Background — Ms. Kravit previously served on the Company’s Audit Committee and was appointed to a two-year term on the Standing Advisory Group of the PCAOB. The Standing Advisory Group advises the PCAOB on issues relating to the development of auditing standards.

Wendy E. Lane — Ms. Lane, age 62, joined the Board on April 21, 2004 and currently serves as the Chairman of the Company’s Compensation Committee and as a member of the Audit Committee and Executive Committee. She was a member of the CEO Search Committee as well as other ad hoc Board Committees convened from time to time. She has been Chairman of Lane Holdings, Inc., an investment firm, since 1992. Prior to forming Lane Holdings, Inc., Ms. Lane was a Principal and Managing Director of Donaldson, Lufkin and Jenrette Securities Corporation, an investment banking firm, serving in these and other positions from 1981 to 1992. Ms. Lane is also a director and Audit Committee member of UPM-Kymmene Corporation, a Finnish publicly-held corporation and, until May 13, 2014, will serve as a member of the board, Nominating and Corporate Governance and Audit Committees of Laboratory Corporation of America. Ms. Lane holds a BA from Wellesley College and a MBA from Harvard Business School.

•	Financial Background — Ms. Lane has more than 15 years of experience in investment banking, including financings, mergers and acquisitions and advisory projects. Prior to forming her own investment firm in 1992, Ms. Lane was a Principal and Managing Director of Donaldson, Lufkin and Jenrette Securities Corporation, an investment banking firm, serving in these and other positions from 1981 to 1992. From 1977 to 1980, she was an investment banker at Goldman Sachs. Ms. Lane’s financial background qualifies her as an audit committee financial expert.

•	Extensive Knowledge of the Company’s Business — Ms. Lane’s service as a director, financial expertise, current dual service as the Chairman of the Company’s Compensation Committee and member of the Audit Committee and former service as a member of the Company’s Nominating and Corporate Governance Committee have provided Ms. Lane with an invaluable knowledge base of the Company and a deep understanding of the interrelationships of issues and decisions between the Committees. She was also part of the Search Committee formed by the Board in connection with appointing a new CEO.

•	International Board Experience — Ms. Lane has served for seven years on the board of UPM-Kymmene Corporation, a Finnish publicly held corporation with worldwide operations and revenues exceeding $11.5 billion.

•	Board and Committee Experience — As well as serving on almost all of Willis’ Committees, Ms. Lane serves on the Audit Committee of UPM-Kymmene Corporation, has chaired the Audit and Compensation Committees of Laboratory Corporation of America and has extensive committee experience on all of her current and past boards.

Francisco Luzón — Mr. Luzón, age 66, joined the Board on July 23, 2013 and currently serves as a member of the Governance Committee. From 1996 until January 2012, Mr. Luzón served in several capacities at Banco Santander, S.A. (a public company organized under the laws of Spain), most recently as Executive Board Member and General Manager of the Latin American Division, from 1996 until 1998, as Executive Director and Deputy to the Chairman and Head of Strategy, Communication and Investor Relations, and in 1998, as Head of Human Resources and Information Technology. Prior to that, Mr. Luzón held executive positions at several other banks, including Argentaria, S.A., Banco Exterior de Espana, S.A., Banco Bilbao Vizcaya and Banco Vizcaya. Within the last five years, Mr. Luzón has served as a Director of Banco Santander, S.A. and Inditex-Zara, the international fashion retail company. Mr. Luzón currently is a director of Latam Airlines Group, the international airline, and Member of its Finance Committee and its Strategy Committee. He also serves on the boards and advisory councils of numerous academic institutions, non-profit organizations and think tanks. He is also a consultant of the Interamerican Development Bank. Mr. Luzón has a Degree in business and economics from Bilbao University and, in 2010, received an Honorary Degree in economics from University Castilla La Mancha.

•	International Business and Management Experience — Mr. Luzón has significant international financial services experience, having served in executive roles most recently at Banco Santander, the Spanish financial institution, and other international banks over the last 30 years, and having worked in London, New York, Tokyo, the Middle East, North Africa and 12 countries in Latin America.

•	Financial Background — Mr. Luzón has over 40 years of experience working in mergers and acquisitions, the restructuring of numerous private and state-owned banks, insurance companies and financial institutions in Spain and throughout numerous countries in Latin America.

•	International Board Experience — Mr. Luzón also brings experience from his service on international boards, including his former service as a director of Banco Santander and Inditex-Zara, the international fashion retailer, and his current service as a director of Latam Airlines Group, the international airline. He has also served on the boards and advisory councils of numerous companies, academic institutions, not-for-profit organizations and think tanks.

James F. McCann — Mr. McCann, age 62, joined the Board on April 21, 2004 and currently serves as the Board’s non-executive Chairman of the Board, the Chairman of the Company’s Governance Committee, and as a member of the Executive Committee. Prior to serving as the non-executive Chairman of the Board, Mr. McCann served as the Company’s Presiding Independent Director. Mr. McCann was a member of the CEO Search Committee as well as other ad hoc Board Committees convened from time to time. He has served since 1976 as Chairman and Chief Executive Officer of 1-800-Flowers.Com, Inc., a florist and gift shop company. He also serves as a director for Scott’s Miracle-Gro, Dearborn National and JPMorgan Chase Regional Advisory Board. He previously served as a director and Compensation Committee member of Lottomatica S.p.A. and a director of Gateway, Inc. and The Boyds Collection, Ltd.

•	CEO/Management Experience — Mr. McCann has substantial management, strategic and operational experience as Chairman and CEO of 1-800-Flowers.com, Inc. The knowledge and experience he has gained through his leadership of a consumer-product and service-based public company for over 30 years continues to benefit the Company both in his role as a director, Chairman of the Board, the Chairman of the Governance Committee, Presiding Independent Director, and a member of the Executive Committee.

•	Extensive Knowledge of the Company’s Business — Mr. McCann’s service as a director of the Company, service as the Board’s non-executive Chairman of the Board, Presiding Independent Director, Chairman of the Governance Committee, member of the Executive Committee and former member of the Company’s Compensation Committee has provided him with an in-depth knowledge of the Company’s business and structure. He was also part of the Search Committee formed by the Board in connection with appointing a new CEO.

•	Board and Committee Experience — Mr. McCann has benefited from his service as a former director and member of the Compensation Committee of Lottomatica S.p.A., an Italian headquartered company and his experience as Chairman of 1-800-Flowers.com.

Jaymin Patel — Mr. Patel, age 46, joined the Board on July 23, 2013 and currently serves as a member of the Compensation Committee. Mr. Patel is currently the President and Chief Executive Officer of GTECH Americas, a division of GTECH S.p.A. (formerly named Lottomatica S.p.A.), a leading commercial operator and provider of technology in regulated worldwide gaming markets. Before becoming CEO of GTECH Corporation, then a subsidiary of Lottomatica Group S.p.A. in 2008, Mr. Patel held various executive positions at GTECH, including President and Chief Operating Officer (2007), Senior Vice President and Chief Financial Officer (2000-2007), Vice President, Financial Planning and Business Evaluation (1998-2000) and Finance Director, European and African Operations (1995-1997). From August 2006 until April 2007, Mr. Patel also served as Chief Financial Officer of Lottomatica S.p.A. (now GTECH S.p.A.). Prior to joining GTECH, Mr. Patel worked at PricewaterhouseCoopers in London. Mr. Patel serves as a member of the Board and the Executive Management Committee of GTECH S.p.A. Mr. Patel holds a B.A. with honors from Birmingham Polytechnic in the United Kingdom and qualified as a Chartered Accountant with PricewaterhouseCoopers in London.

•	CEO/Management Experience — Mr. Patel has approximately twenty years of experience as an executive of GTECH and is currently the President and Chief Executive Officer of GTECH Americas.

•	International Experience — As CEO of GTECH Americas, an international business that operates in over 55 countries, Mr. Patel has international business experience, especially growing GTECH in developing countries, including Latin America, Eastern Europe and Asia Pacific regions.

•	International Board Experience — Mr. Patel has served for six years on the Board and Executive Management Committee of Lottomatica Group S.p.A. (now GTECH S.p.A.), an Italian publicly held corporation with worldwide operations.

Douglas B. Roberts — Mr. Roberts, age 66, joined the Board on February 13, 2003 and currently serves as the Chairman of the Company’s Audit Committee and a member of the Executive Committee. He is the former Treasurer for the State of Michigan, a position held from April 2001 to December 2002 and from January 1991 to November 1998. From January 1999 to March 2001 he was Vice President of Business Development and Best Practices at Lockheed Martin IMS. Prior to January 1991, Mr. Roberts worked in the Michigan Senate as Director, Senate Fiscal Agency from April 1988 to December 1990 and as Deputy Superintendent of Public Instruction for the Department of Education. Mr. Roberts holds a doctorate in Economics from Michigan State University. Currently, Mr. Roberts is both a Professor and the Director for the Institute for Public Policy and Social Research at Michigan State University.

•	Legal, Governmental, Political or Diplomatic Experience — Mr. Roberts has a deep understanding of public finance and other public policy matters from his 28-year tenure in state government, including his years as a Michigan state treasurer and his current academic position. As Michigan state treasurer, he oversaw the state’s revenue and cash positions during a period of rebirth in Michigan’s finances and economy which included five ratings upgrades. In addition, the state Treasurer is the sole fiduciary of the state’s pension systems valued at approximately $50 billion.

•	Financial Background and Extensive Knowledge of the Company’s Business — Mr. Roberts’ business experience and education also qualify him as an audit committee financial expert and have positioned him well to serve as a Company’s director and as the Chairman of our Audit Committee.

Dr. Michael J. Somers — Dr. Somers, age 71, joined the Board on April 21, 2010 and currently serves as a member of the Company’s Audit Committee. He was Chief Executive Officer of the Irish National Treasury Management Agency from 1990, when it was established, until the end of 2009. The Agency, which is a commercial entity outside the civil service, was initially set up to arrange Ireland’s borrowing and manage its national debt. Its remit was extended to establish and manage the National Pensions Reserve Fund, of which Dr. Somers was a Commissioner, and the National Development Agency, of which he was Chairman. It also incorporated the State Claims Agency, which handles claims against the State and against hospitals and other medical institutions. Dr. Somers previously worked in the Irish Department of Finance and the Central Bank and served as Secretary General of the Department of Defense from 1985 to 1987. He was the Irish member of the EU Monetary Committee from 1987 to 1990 and chaired the EU group that established the European Bank for Reconstruction and Development. He served on the board of the Irish Stock Exchange until the end of 2009. He was the Irish Director on the Board of the European Investment Bank up to May 2013. He serves on the Boards of Allied Irish Banks plc, St. Vincent’s Healthcare Group Ltd., the Institute of Directors, Hewlett Packard International Bank plc, Fexco Holdings Ltd., and as Chairman of Goodbody Stockbrokers, a subsidiary of Fexco. He also serves as Chairman of the Audit Committees of Hewlett Packard International Bank plc and St. Vincent’s Healthcare Group and Chairman of the Risk Committee of the AIB Bank. He was awarded the honor of Chevalier of the Légion d’Honneur by the President of France. He previously served as a Council Member of the Dublin Chamber of Commerce and Ulysses Securitization plc, a government established special purpose entity whose purpose has expired and assets have been liquidated. He holds various degrees, including a master’s degree in economic science and a doctorate from University College Dublin. He is President of the Ireland Chapter of the Ireland-U.S. Council.

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

Jeffrey W. Ubben — Mr. Ubben, age 52, joined the Board on July 23, 2013 and is a member of the Company’s Risk Committee. Mr. Ubben is a Founder, Chief Executive Officer and the Chief Investment Officer of ValueAct Capital. Prior to founding ValueAct Capital in 2000, Mr. Ubben was a Managing Partner at Blum Capital Partners for more than five years. Previously, Mr. Ubben spent eight years at Fidelity Investments where he managed the Fidelity Value Fund. Mr. Ubben is a former director and member of the Compensation Committee of Acxiom Corp., a former director and member of the Compensation Committee of Gartner Group, Inc., a former director and member of the Audit and Finance Committee of Misys, plc, a former director and member of the Nomination and Governance Committee of Omnicare, Inc., a former director and member of the Audit and Finance Committee of Sara Lee Corp. and a former director of several other public and private companies. In addition, Mr. Ubben serves as chairman of the national board of the Posse Foundation, is on the board of trustees of Northwestern University, and is also on the board of the American Conservatory Theater. He has a B.A. from Duke University and an M.B.A. from the J. L. Kellogg Graduate School of Management at Northwestern University.

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

On April 25, 2013, the Company entered into a Nomination Agreement with ValueAct pursuant to which the Company’s Board of Directors agreed to nominate Mr. Ubben for election at the 2013 Annual General Meeting of Shareholders. In addition, ValueAct agreed, subject to exceptions, not to engage in certain transactions regarding the Company and its securities until a date specified in the Nomination Agreement. This agreement expires at the 2014 Annual General Meeting of Shareholders.

Executive Officers

The following table sets forth, as of April 23, 2014, the name, age and position of each of our executive officers. Executive officers are elected by, and serve at the pleasure of, our Board of Directors.

Name	Age	Position

Celia Brown	59	Willis Group Human Resources Director

Dominic Casserley	56	Chief Executive Officer of Willis Group Holdings plc; Director

Stephen Hearn	47	Deputy CEO; Chairman and CEO of Willis Global

Todd Jones	49	CEO of Willis North America

Michael K. Neborak*	57	Group Chief Financial Officer

Adam L. Rosman	48	Group General Counsel

David Shalders	47	Group Operations & Technology Director

Timothy D. Wright	52	CEO of Willis International

*	As previously announced by the Company, John Greene, 48, was appointed to serve as the next Group Chief Financial Officer, succeeding Mr. Neborak, effective June 2, 2014 or such earlier date as may be mutually agreed by the Company and Mr. Greene.

Biographical Information

The following sets forth information about our current executive officers other than Dominic Casserley, the Company’s CEO, whose qualifications are set forth above:

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

Todd Jones — Mr. Jones, age 49, was appointed an executive officer and CEO of Willis North America on July 1, 2013. Mr. Jones joined Willis in 2003 as the North American Practice Leader for Willis’s Executive Risks Practice and served as the President of Willis North America from 2010 to 2013. Mr. Jones also served as a National Partner for the Northeast Region. Prior to joining Willis, Mr. Jones held various leadership roles in the insurance brokerage industry. Before entering the brokerage industry, he was a financial analyst and corporate banker for a regional bank that is now part of Wells Fargo, focusing on the telecommunications industry.

Michael K. Neborak — Mr. Neborak, age 57, was appointed an executive officer and Group Chief Financial Officer on July 6, 2010 and will continue to serve in this capacity until Mr. Greene succeeds him as Group Chief Financial Officer, effective June 2, 2014 or such earlier date as may be mutually agreed upon by the Company and Mr. Greene. Mr. Neborak joined Willis from MSCI Inc., a NYSE listed company, where he was Chief Financial Officer. With more than 30 years of experience in finance and accounting, Mr. Neborak also held senior positions with Citigroup, including divisional CFO and co-head of Corporate Strategy & Business Development, from 2000 to 2006, and prior to that, in the investment banking group at Salomon Smith Barney from 1982 to 2000. He began his career as an accountant with Arthur Andersen & Co.

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

David Shalders — Mr. Shalders, age 47, was appointed an executive officer and Group Operations & Technology Director on November 4, 2013. Prior to joining Willis, Mr. Shalders spent over a decade in senior operations and IT roles at the Royal Bank of Scotland Group, most recently as Global COO for Global Banking and Markets. Mr. Shalders also held roles as Head of London & Asia Operations and Head of Derivative Operations for NatWest at RBS.

Timothy D. Wright — Mr. Wright, age 52, was appointed an executive officer in 2008 and in 2012 was appointed CEO of Willis International. Mr. Wright served as Group Chief Operating Officer from 2008 to 2012. Prior to joining the Willis Group, he was a Partner of Bain & Company where he led their Financial Services practice in London. Mr. Wright was previously UK Managing Partner of Booz Allen & Hamilton and led their insurance work globally. He has more than 20 years of experience in the insurance and financial service industries internationally.

Corporate Governance

The Board’s Committees

The Committees and its members, as of April 23, 2014 are described in further detail below.

	Audit Committee	Compensation Committee	Governance Committee	Risk Committee	Executive Committee
Dominic Casserley					X
Anna C. Catalano		X	X
Sir Roy Gardner				C	X
Sir Jeremy Hanley	X, F
Robyn S. Kravit				X
Wendy E. Lane	X, F	C			X
Francisco Luzón			X
James F. McCann			C, CB		C
Jaymin Patel		X
Douglas B. Roberts	C, F				X
Michael J. Somers	X, F
Jeffrey W. Ubben				X

C	Committee Chairman
CB	Chairman of the Board
F	Financial Expert
X	Committee Member

The Executive Committee has the full powers, authorities and discretions of the Board of the Directors, when it is not in session, in the management of the business and affairs of the Company, except as otherwise provided in the resolutions of the Board and under applicable law. The Executive Committee is currently composed of the Chairman of the Board, the CEO, the Presiding Independent Director (if any) and the Chairman of each Board Committee (James F. McCann, Dominic Casserley, Sir Roy Gardner, Wendy E. Lane and Douglas B. Roberts).

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

In addition, the Audit Committee provides an avenue for communication among internal audit, the independent auditors, management and the Board. The Audit Committee also focuses on major financial risk exposures, the steps management has taken to monitor and control such exposures, and, if appropriate, discusses with the independent auditor the guidelines and policies governing the process by which senior management and the relevant departments of the Company assess and manage the Company’s financial risk exposure. The Audit Committee operates under a charter, a copy of which can be found in the Investor Relations — Corporate Governance section of the Company’s website at www.willis.com. The Audit Committee is currently composed of Douglas B. Roberts (Chairman), Sir Jeremy Hanley, Wendy E. Lane and Michael J. Somers and met formally five times during 2013. In addition to holding formal meetings, the Audit Committee members met informally during the course of the year to discuss and review financial matters related to the Company as well as the Company’s filings with the SEC. After regularly scheduled meetings, the Committee also meets in executive session, which includes separate meetings with management, the internal auditors and external auditors. Mr. Roberts, Sir Jeremy Hanley, Ms. Lane and Mr. Somers are considered to be Audit Committee Financial Experts in light of their financial experience described in their biographies above.

The Compensation Committee determines and approves the Company’s CEO’s compensation and recommends to the Board the compensation of other executive officers and non-employee directors. In addition, the Compensation Committee oversees the administration of the Company’s share-based award plans and, in consultation with senior management, establishes the Company’s general compensation philosophy and oversees the development and implementation of the Company’s compensation programs. In connection with those objectives, the Compensation Committee is also responsible for:

•	Reviewing and approving annually performance goals and objectives relevant to the compensation of the CEO and other executive officers and evaluating their performance in light of those goals and objectives;

•	Reviewing and approving compensation policies applicable to the senior management of the Company;

•	Making recommendations to the Board on the Company’s existing and proposed incentive compensation plans and equity-based plans and overseeing the administration of these plans;

•	In consultation with senior management, overseeing regulatory compliance with respect to compensation matters;

•	Reviewing and discussing with senior management the Compensation Discussion and Analysis and approving its inclusion in the Company’s Proxy Statement and Annual Report on Form 10-K;

•	Reviewing the results of the “say-on-pay” proposals included in the Proxy Statement and the appropriate response;

•	Annually evaluating the independence of its compensation consultants, legal counsel or other advisors taking into consideration the factors enumerated in the NYSE listing standards and evaluating whether any conflict of interest exists with respect to its Compensation Consultant;

•	Reviewing an assessment of compensation risk to determine whether any material risks were deemed to be likely to arise from the Company’s compensation policies and programs, what mitigating factors are in place, and whether these risks would be reasonably likely to have a material adverse effect on its business; and

•	Providing input and advice on the implementation of the Company’s talent strategy, including recruiting and development strategies, and the development of senior leaders.

The Compensation Committee operates under a charter, a copy of which can be found in the Investor Relations — Corporate Governance section of the Company’s website at www.willis.com. The Compensation Committee is currently composed of Wendy E. Lane (Chairman), Anna C. Catalano and Jaymin Patel and met formally four times during 2013. In addition to holding formal meetings, the Compensation Committee members met informally during the course of the year to discuss compensation related matters and acted from time to time by unanimous written consent. After regularly scheduled meetings, the Committee also meets in executive session, which includes meetings with its Compensation Consultant.

The Risk Committee is responsible for assisting the Board in:

•	Monitoring oversight of the Company’s enterprise risk management;

•	Overseeing, on the basis of proposals from management, the creation, and subsequent assessment, of a framework, for approval by the Board, in relation to the management of risk;

•	Reviewing the adequacy of the Company’s resources to perform its risk management responsibilities;

•	Reviewing the activities of the Company’s Enterprise Risk Management Committee (“ERMC”), as well as reviewing and approving annually the Company’s Enterprise Risk Management Policy;

•	Meeting with the chairman and/or other members of the Company’s ERMC and Audit Committee, as needed or advisable, to discuss the Company’s corporate risk management framework and/or related areas; and

•	Reviewing and recommending any major transactions or decisions affecting the Company’s risk profile or exposure.

The Risk Committee operates under a charter, a copy of which can be found in the Investor Relations — Corporate Governance section of the Company’s website at www.willis.com. The Risk Committee is currently composed of Sir Roy Gardner (Chairman), Robyn S. Kravit and Jeffrey W. Ubben and met formally four times in 2013. After regularly scheduled meetings, the Committee also meets in executive session.

The Corporate Governance and Nominating Committee is responsible for assisting the Board in:

•	Developing and recommending director independence standards to the Board and periodically reviewing those standards;

•	Developing and recommending to the Board the director selection process for identifying, considering and recommending candidates to the Board and director qualification standards for use in selecting new nominees and periodically reviewing the process and standards;

•	Recommending to the Board the nominees to stand for election as directors at the next annual shareholder meeting and in the event of director vacancies;

•	Recommending to the Board, from time to time, changes the Committee believes is desirable to the size of the Board or any Committee thereof;

•	Recommending to the independent and non-management directors a nominee for Presiding Independent Director and recommending to the Board nominees and chairman for each Board Committee;

•	Reviewing periodically and recommending changes to the Board, from time to time, to the Company’s Corporate Governance Guidelines;

•	Reviewing the appropriateness of continued service on the Board of members whose circumstances have changed or who contemplate accepting a directorship to another company or an appointment to an audit committee of another company;

•	Administering and overseeing, on behalf of the Board, the evaluation process for the overall effectiveness of the Board (including the effectiveness of the Committees and the Board’s performance of its governance responsibilities); and

•	Assisting the Board in reviewing succession plans prepared by management for all senior management.

The Governance Committee identifies potential director nominees by preparing a candidate profile based upon the current Board’s strengths and needs and from a variety of sources, including engaging search firms or utilizing business contacts of the Board and senior management. Nominees must meet minimum qualification standards with respect to a variety of criteria including integrity, reputation, judgment, knowledge, experience, maturity, skills and personality, commitment and independence. The Governance Committee may also take into consideration additional factors it deems appropriate, which may include diversity, experience with business and other organizations, the interplay of the candidate’s experience with the experience of other Board members and the extent to which the candidate would be a desirable addition to the Board and any committee thereof.

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

The Governance Committee operates under a charter, a copy of which can be found in the Investor Relations — Corporate Governance section of the Company’s website at www.willis.com. The Governance Committee currently consists of James F. McCann (Chairman), Anna C. Catalano and Francisco Luzón met formally six times during 2013. After regularly scheduled meetings, the Committee also meets in executive session.

Highlights of the Company’s Corporate Governance Guidelines

Based on the Governance Committee’s recommendation, Company’s Corporate Governance Guidelines include, among other things, the following policies:

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

Our Corporate Governance Guidelines and all Board Committee Charters can be found in the Investor Relations — Corporate Governance section of our website at www.willis.com. Copies are also available free of charge on request from the Company Secretary, Willis Group Holdings Public Limited Company, c/o Office of General Counsel, 200 Liberty Street, New York, NY 10281-1033.

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the SEC and the NYSE. Executive officers, directors and such security holders are required by SEC regulation to furnish the Company with copies of all such forms which they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and information provided by the reporting persons, all of its directors and executive officers made all required filings on time during 2013.

Item 11 — Executive Compensation

Compensation Discussion and Analysis

The following is an overview of the Compensation Committee’s philosophy and objectives in designing compensation programs for the Group CEO, the Group CFO, and the Company’s three other most highly compensated executive officers, collectively our “named executive officers.” For the fiscal year ended December 31, 2013, our named executive officers were:

•	Dominic Casserley (Group CEO);

•	Michael Neborak (Group CFO);

•	Stephen Hearn (Deputy CEO; CEO and Chairman, Willis Global);

•	Timothy Wright (CEO, Willis International);

•	Todd Jones (CEO, Willis North America);

•	Joseph Plumeri (Former Chairman and Group CEO); and

•	Victor Krauze (Chairman and former CEO, Willis North America).

Typically, there are five named executives officers, but we have seven because the SEC rules require us to include (i) Joseph Plumeri who served as the Group CEO in 2013 from January 1st to January 6th and (ii) Victor Krauze who ceased to be CEO of Willis North America on July 1, 2013.

On March 25, 2014, we announced that John Greene will succeed Michael Neborak as Group CFO on or before June 2, 2014. Michael Neborak will continue to serve as Group CFO during the transition period.

1.0	Executive Summary of our Named Executive Officer 2013 Compensation

1.1	Background

The Compensation Committee establishes, implements, and monitors the Company’s compensation programs, philosophy, and objectives. The Committee has two primary objectives: (1) to attract and retain highly qualified executives in the competitive marketplace in which the Company operates; and (2) to create appropriate incentives for our executives to improve their individual performance and Company performance. To achieve these objectives, the Compensation Committee evaluates and sets the total compensation for each of our named executive officers – base salary, annual incentive compensation, and long-term incentive compensation – considering the scope of the named executive officer’s role, level of expertise, individual performance, business or functional unit performance, Company performance, and compensation paid to similarly-situated executives in peer group companies from which we compete for talent. To assist the Compensation Committee in all aspects of the named executive officer and the Company’s compensation program, the Compensation Committee has retained Towers Watson as its independent compensation consultant.

The Compensation Committee spent significant time in 2012 and 2013 reviewing, evaluating, and re-designing our named executive officer compensation program, including a comprehensive shareholder outreach program to understand shareholder concerns. The Committee and Board considered the various viewpoints expressed by our shareholders and market factors, and adopted several changes to Company policies and our named executive officer compensation program, including:

•	Revising the Company’s financial metrics for its 2013 annual incentive compensation awards and performance-based long-term incentive awards to emphasize both short-term and long-term financial performance. The annual and long-term incentive awards will have different metrics, all of which are key drivers to increase cash flow and, therefore, important constituents of shareholder value enhancement.

•	Confirming our philosophy that incentive pay should be performance driven and not guaranteed. Accordingly, unless there are compelling circumstances (i.e., on a limited basis, in connection with new hires), the Compensation Committee will not approve guaranteed incentive awards.

•	Lowering our new CEO’s total target pay package by over 25% compared to Mr. Plumeri and lowering his amount of fixed pay by almost 45%.

1.2	The Company’s 2013 Financial Performance and Named Executive Officer Compensation

The macroeconomic environment in 2013, while better than 2012, remained challenging globally but especially in three of our key geographic markets, the United Kingdom, Western Europe and North America. Adjusted EBITDA, a key financial metric in calculating named executive officer compensation in 2013, was $874 million in 2013. That is down $16 million from $890 million in 2012. However, a like-for-like basis, assuming we expensed bonuses in 2012 the way we did in 2013, adjusted EBITDA in 2012 would have been $48 million lower, or $842 million. On that basis, adjusted EBITDA improved $32 million, or 3.8%, in 2013. Organic commissions and fees growth and adjusted EBITDA figures are non-GAAP figures. A reconciliation of the non-GAAP to GAAP figures are located on Exhibit A.

On the top line, Willis saw solid improvement in its revenues, with reported commissions and fees growth of 5.1% over 2012 and organic commissions and fees growth of 4.9%. That revenue growth breaks out by segment as follows:

•	North America reported commissions and fees growth of 5.4% and organic commissions and fees growth of 4.9%;

•	International reported commissions and fees growth of 3.9% and organic commissions and fees growth of 4.1%; and

•	Global reported commissions and fees growth of 5.7% and organic commissions and fees growth of 5.6%.

Additionally, in 2013, the Company:

•	Generated 2013 cash flow from operating activities of $561 million, up $36 million from the prior year;

•	Maintained cash on hand of $796 million at December 31, 2013, up almost $300 million from year end 2012;

•	Refinanced over $500 million of debt, pushing out maturities 10 and 30 years, effectively increasing the weighted average maturity of our debt while mildly decreasing the overall cost of debt; and

•	Made substantive progress on key strategic initiatives centered around how and where we will compete, including executing and announcing a number of organizational structure changes, invested in markets where we see growth opportunities and divesting in markets where we don’t see the strategic advantage or growth opportunities.

The annual incentive compensation awards for our named executive officers (other than Joseph Plumeri) were based on a combination of the Company’s performance (80% for Dominic Casserley and 60% for Michael Neborak, Stephen Hearn, Timothy Wright, Todd Jones and Victor Krauze) and individual and business unit or corporate function performance (20% for Dominic Casserley and 40% for Michael Neborak, Stephen Hearn, Timothy Wright, Todd Jones and Victor Krauze). The Company performance portion was calculated measuring organic commissions and fees growth against a target of 5.8% and adjusted EBITDA against a target of $902 million. The Compensation Committee set challenging targets to incent the Company and the named executive officers to deliver strong financial performance. Because the Company’s actual performance was close to but did not reach these targets, the portion of the annual incentive compensation awards based on Company performance produced a blended payout percentage of 89.5% of the targets. The Compensation Committee similarly set demanding individual and business unit performance goals.

After taking into account both Company performance and individual and business unit performance based on the formula above, the annual incentive compensation awards to our named executive officers were as follows:

•	Dominic Casserley was awarded $2,061,000, representing approximately 92% of his target payout.

•	Michael Neborak was awarded $540,000, representing 90% of his target payout.

•	Stephen Hearn was awarded £975,200 (or $1,525,213), representing 92% of his target payout.

•	Timothy Wright was awarded £810,950 (or $1,268,326), representing approximately 93% of his target payout.

•	Todd Jones was awarded $708,600, representing approximately 94% of his target payout.

•	Victor Krauze was awarded $826,875, representing 90% of his target payout (pro-rated to reflect change in job responsibilities).

Joseph Plumeri’s 2013 pro-rated annual incentive compensation award was based 100% on Group financial performance. As a result, he was awarded $1,678,125, representing approximately 90% of his target payout. Mr. Plumeri resigned as Group CEO on January 6, 2013 and as Chairman of the Board on July 7, 2013.

Our current named executive officers also received time-based restricted stock units (“RSUs”), performance-based RSUs and time-based options as long-term incentive awards. The performance-based RSUs are based on three-year performance period targets in lieu of the previous one-year performance targets, designed to encourage sustained financial performance. The value of these awards cannot be fully calculated until the requisite time periods are reached, the three-year performance period has ended and performance against the targets is calculated. The grant date fair value of the awards are below, however, the named executive officer will not realize the full value of such awards if the three-year performance targets are not reached:

•	Dominic Casserley: $5,250,000;

•	Michael Neborak: $1,000,000;

•	Stephen Hearn: $2,200,000;

•	Timothy Wright: $1,200,000; and

•	Todd Jones: $750,000.

2.0	The Company’s Named Executive Officer Compensation Program

The Compensation Committee is responsible for establishing, implementing, and monitoring the Company’s compensation programs, philosophy, and objectives. The Company has two primary objectives in designing compensation programs for our named executive officers: (1) to attract and retain highly qualified and talented executives and professionals in the highly competitive marketplace in which the Company operates (which includes large financial services companies); and (2) to create appropriate incentives for our executives to improve their individual performance with the objective of improving the Company’s long-term performance, thereby creating value and wealth for our shareholders. We want to incent executives to make the right investments, take appropriate risks, and execute on plans to drive shareholder value. Against those objectives, we consider each named executive officer’s total compensation in the context of compensation paid to similarly-situated executives in peer group companies from which we compete for talent, the scope of the role, the individual’s level of expertise and other market factors, and the performance of the individual, his or her business unit and the Company.

2.1	Compensation Committee Consultant

The Compensation Committee has the independent authority to hire external consultants and, accordingly, has retained Towers Watson since April 2011 to provide advice to the Compensation Committee on all matters related to the senior executives’ compensation and compensation programs. The Compensation Committee has the independent authority to terminate Towers Watson’s services at its discretion. Representatives from Towers Watson attended all of the Compensation Committee’s regularly scheduled meetings in 2013.

Towers Watson reports directly to the Compensation Committee and provides data on U.S. and U.K. executive compensation trends in the sectors in which the Company competes for senior executive talent as well as the broader market. In 2012 and 2013, Towers Watson advised the Compensation Committee on the redesign of the named executive officer compensation program and, in particular, the compensation package of Mr. Casserley, the Company’s new CEO, and certain changes to the compensation packages for the Company’s other executive officers. Towers Watson also assists with selecting appropriate peer companies and assessing non-employee director compensation. The fees paid to Towers Watson in 2013 for these services totaled $200,572.

The Compensation Committee uses the data and analysis provided by Towers Watson to better ensure that the Company’s compensation practices are consistent with the Company’s compensation philosophy and objectives for both the amount and composition of executive compensation, including that of the CEO. Based on the data and analysis provided by Towers Watson as well as information from management and outside counsel, the Compensation Committee applies business judgment in recommending compensation awards, taking into account the dynamic nature of the insurance sector internationally and the adaptability and response required by the Company’s leadership to manage significant changes that arise during the course of a year.

Before its appointment as the consultant to the Compensation Committee in 2011, Towers Watson had been providing investment advisory services for the Company’s UK pension plan and was engaged directly by the fiduciary trustees of the plan. These trustees operate independently of the Company’s management. In addition, Towers Watson also provides human resource consulting services to certain of the Company’s subsidiaries (the majority of services is provided to international subsidiaries where Towers Watson was hired by local management). The additional services provided to the Company’s significant subsidiaries totaled $1,455,928 for 2013, of which $1,210,029 related to the services provided for UK pension plan and $245,899 related to the human resource consulting services. The decision to engage Towers Watson for the human resource consulting services before 2011 was originally approved by management and since that time the Compensation Committee has reviewed and approved such services. None of the Towers Watson representatives that advise the Compensation Committee provide any other services to the Company’s subsidiaries. The Compensation Committee determined that those services, in addition to the other factors specified in the NYSE listing rules, produced no conflicts of interest.

2.2	Peer Group and Market Data

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

The Compensation Committee reviews its peer group on an annual basis to ensure that it remains reasonable and justifiable. It seeks to avoid changes unless there is some significant rationale. In 2013, following a review by Towers Watson and subsequent discussions between the Compensation Committee, Towers Watson, and management, the Compensation Committee approved a change to its peer group. The Compensation Committee approved removing Ace Limited and The Chubb Corporation due to their significantly larger revenue and market cap size and adding (i) Allied World Assurance Company, (ii) CNA Financial Corporation, (iii) Markel Corp, (iv) PartnerRe Ltd., and (v) Towers Watson & Co. based on similar size and other business comparability criteria. Making these changes increases the peer group size to 13 companies, and positions Willis at the 50th percentile in revenue and 61st percentile in market capitalization.

The current peer group is listed below and consists of a combination of large and small insurance brokers, insurance carriers and a human resources and consulting services company:

Insurance Brokers	Insurance Carriers	Human Resources and Consulting Services Company

AON plc	Allied World Assurance Company Holdings	Towers Watson & Co.

Arthur J. Gallagher & Co.	Arch Capital Group Limited

Brown & Brown Inc.	Axis Capital Holdings Limited

Jardine Lloyd Thompson Group plc	CNA Financial Corporation

Marsh & McLennan Companies, Inc.	Markel Corporation

PartnerRe Ltd.
XL Group plc

Our executive officers are based in both the United States and the United Kingdom. The country of each executive officer’s primary location is taken into account when reviewing and determining his or her annual base salary and, particularly, benefits.

In order to attract and retain exceptional senior executives, the Compensation Committee generally sets the executive officer’s base salary at the median but evaluates the executive officer’s total compensation (defined as base salary, annual incentive compensation and long-term incentive compensation) in the context of compensation paid to similarly-situated executives in our peer group companies, considering the performance of the individual, business/functional unit, and the Company as well as the scope of the role, the individual’s level of expertise and other market factors.

The Compensation Committee reviews each element of compensation separately, as well as the total compensation of named executive officers. Compensation differences among the named executive officers reflect their different roles, their contributions, and the different market pay relating to those roles.

2.3	Result of 2013 Say-on-Pay Vote

In connection with our 2013 Annual General Meeting of Shareholders, the proposal to approve the executive compensation of the Company’s named executive officers for fiscal 2012 received 134,061,593 votes in favor of it, or approximately 89% of the votes cast. Although this vote was advisory (and therefore not binding on the Company or the Board), the Board and the Compensation Committee has considered, and will continue to consider, the outcome of the vote as well as shareholder comments when making future compensation decisions for named executive officers. Based on the results from the 2013 Annual General Meeting of Shareholders, the Compensation Committee believes that the shareholder vote endorses the compensation philosophy of the Company but continues to evaluate its plans based on advice of compensation experts as well as changing market conditions.

2.4	Summary Chart of the Components of Our Named Executive Officers’ Compensation

The chart below sets forth the main components, objectives, key features, and details of our named executive officer compensation program. As discussed in more detail in Section 3.0, the three components of our named executive officers’ compensation are: base salary, annual incentive compensation, and long-term incentive compensation.

Component	Objective	Key Features/Detail of Our 2013 Program
BASE SALARY (Fixed)	• Provide secure base of cash compensation • Attract and retain highly talented executives

•   Positioned at/around median level in our peer group companies

•   Salary adjustments made only to reflect changes in responsibilities or when competitive market conditions warrant

•   The CEO’s amount of fixed pay was lowered by almost 45% from prior CEO

ANNUAL INCENTIVE COMPENSATION (Variable)

•   Incent and reward executive officer contribution in generating:

•   strong financial performance at Company

•   strong financial/strategic performance at their business/functional unit

•   Retain strong performers

•   Provide annual performance-driven wealth creation

•   Annual incentive compensation awards for the CEO were based 80%, awards for the other named executive officers were based 60% and for Mr. Plumeri were based 100% on the Company’s performance against new revenue and profit financial metrics(1)(2):

•   Organic Commissions and Fees Growth

•   Adjusted EBITDA

•   For named executive officers other than the CEO, the annual incentive compensation awards are paid entirely in the form of cash(3)

•   Compensation Committee confirmed its philosophy that incentive pay should be performance driven and not guaranteed(4)

•   Payout determined using annual incentive sliding scale that correlates performance and payouts

•   The Company utilized a high ratio of variable pay to fixed pay to tie compensation to performance

•   Company financial metrics have a higher performance threshold for the CEO and other named executive officers than the pool established for other employees

•   The CEO’s annual incentive compensation awards are capped

•   For the CEO, lowered the proportion of target annual incentive compensation relative to long-term incentive compensation as compared to the former CEO

Component	Objective	Key Features/Detail of Our 2013 Program
LONG-TERM INCENTIVE COMPENSATION (Variable)

•  Align executive officers’ interests with those of our shareholders

•  Incent long-term decision making and strong-value creation

•  Reward exceptional performance by executive officers

•  Retain strong performers

•  Grants made in the form of:

•  performance-based RSUs

•  time-based options

•  time-based RSUs

•  Earned performance portion of 2013 long-term incentive compensation will be determined using new revenue and profit metrics that are different from annual incentive compensation metrics(1)(2):

•  Organic Commissions and Fees Growth

•  Adjusted EBIT (with Cost of Capital Modifier)

•  Dividends were not payable on any performance-based RSUs

•  2013 Long-Term Incentive Program includes three-year performance period to better reflect pay for long-term performance. At the end of the three-year performance period, earned performance-based RSUs will be determined using long-term incentive sliding scale that incorporates symmetrical relationship between performance and payouts.

•  For CEO, increased the proportion of long-term incentive compensation relative to annual incentive compensation

(1)	The Board and Compensation Committee believe these metrics are key drivers of cash flow and shareholder value creation.
(2)	These financial metrics were the same for all employees in the Company and its subsidiaries, who received annual incentive compensation awards or performance-based equity.
(3)	From time to time, the Company may pay a portion of annual incentive compensation awards in the form of RSUs, provided there is sufficient available share capacity.
(4)	Accordingly, unless there are material and compelling circumstances (i.e., on a limited basis, in connection with new hires), the Compensation Committee will not approve guaranteed incentive awards.

2.6	Summary of CEO Compensation

In January 2013, the Board appointed Dominic Casserley as the Company’s new CEO and consistent with the Compensation Committee’s and Board’s compensation philosophy for 2013 and beyond, we structured the CEO compensation as follows:

•	Lowered the CEO’s total target pay package by over 25% compared to Mr. Plumeri resulting in less disparity between the compensation of the CEO and other named executive officers.

•	Lowered the CEO’s amount of fixed pay by almost 45%, increased the proportion of long-term incentive compensation relative to annual incentive compensation, as illustrated below, and added a cap on his annual incentive compensation awards.

•	Of the total compensation described above, 72.5% is performance-based.

•	Provided the CEO, as a transition payment, with a one-time sign-on cash award of $1,500,000, which was paid in January 2014, after the start of his second year of service. We believed this payment was reasonable and necessary to recruit our CEO given that he was moving from McKinsey & Company’s all-cash based compensation system to a system that combines cash and equity. Mr. Casserley is required to repay 50% of the award if he resigns without “good reason” (as such term is defined in his employment agreement) prior to the completion of two years of service.

•	Provided that the CEO’s 2013 annual incentive compensation awards, if any, would be paid partially in equity as a means to building share ownership.

•	Revised the CEO’s 2013 annual incentive compensation award to be based 80% on the Company’s financial metrics and 20% on individual performance, with no guaranteed payment.

•	Continued the practice of providing a double trigger for accelerating vesting of the CEO’s equity upon a change of control.

3.0	Named Executive Officer 2013 Annual Compensation

The key components of our named executive officers’ annual compensation are:

•	Base salary;

•	Annual incentive compensation (payable in cash and/or equity awards); and

•	Long-term incentive compensation.

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

Adjustments to base salaries are made by the Compensation Committee to reflect changes in responsibilities or when competitive market conditions warrant. The following reflects the changes to the base salaries of our named executive officers during the past year:

•	As a result of the increase in responsibilities related to his promotion to Deputy CEO, Mr. Hearn received an increase in his annual base salary from £500,000 ($782,000) to £530,000 ($828,920), effective January 1, 2013.

•	As a result of increase of responsibilities related to his promotion to CEO of Willis North America, Mr. Jones received an increase in his annual base salary $500,000 to $600,000 and, having proven himself in his new role, effective April 2014 received a further increase to $700,000 to bring his salary in line with the market.

Annual Incentive Compensation — Our annual incentive compensation plan is designed to incent and reward our named executive officers for their contribution in generating strong financial performance at the Company, strong financial or strategic performance at their business or functional unit, as well as to retain strong performers.

Each current named executive officer is eligible to receive an annual incentive compensation award under the Company’s Annual Incentive Plan (“AIP”). AIP awards are an integral component of the executive officer’s total compensation and are based on specific company financial results as well as individual executive officer strategic objectives, including business/functional unit performance. The AIP is intended to deliver exceptional pay for exceptional performance and provides a well-timed link between recent performance and individual compensation, which is especially pertinent with the de-emphasis on regular base-pay increases.

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

The 2013 annual incentive compensation awards under the AIP for the named executive officers were structured as follows:

•	For Mr. Casserley, 80%, for Messrs. Neborak, Hearn, Wright, Jones and Krauze, 60%, and for Mr. Plumeri, 100%, based on the following Company financial results:

•	For Mr. Casserley, 40%, for Messrs. Neborak, Hearn, Wright, Jones and Krauze, 30%, and for Mr. Plumeri, 50%, based on how the Company performed against an organic commissions and fees growth target of 5.8% (the same target used for the payout pool for all Company employees in the AIP); and

•	For Mr. Casserley, 40%, for Messrs. Neborak, Hearn, Wright, Jones and Krauze, 30%, and for Mr. Plumeri, 50%, based on how the Company performed against an adjusted EBITDA target of $902 million (the same target used for the payout pool for all Company employees in the AIP); and

•	For Mr. Casserley, 20%, and for Messrs. Neborak, Hearn, Wright, Jones and Krauze, 40%, based on how the named executive officer performed against individual strategic objectives, which for Messrs. Hearn, Wright, Jones and Krauze was largely based on the financial performance of their business units.

The resulting percentage was applied against the officer’s annual incentive compensation target award, which is a percentage of the officer’s base salary set forth below in the table “Summary of Annual Incentive Compensation Calculation for all Named Executive Officers”.

Company Performance Portion of Annual Incentive Compensation (80% of AIP for Casserley, 60% of AIP for Neborak, Hearn, Wright, Jones and Krauze and 100% for Plumeri)

As stated above, the Company financial measures used for determining the named executive officers’ annual incentive compensation award were organic commissions and fees growth and adjusted EBITDA. The Board selected those metrics because they believe they are key drivers of increasing cash flow and, therefore, important constituents of shareholder value creation. Additionally, adjusted EBITDA is an appropriate short-term metric because it measures cash-based operating income and ensures that appropriate investment in the Company is encouraged. As discussed above, the Compensation Committee set challenging but achievable stretch target levels at 100% payout to incent strong Company financial performance. In addition, the Compensation Committee believes it has set very aggressive metrics for the maximum level of financial performance, which would be extremely difficult to obtain, but which, if attained, would have resulted in the creation of substantial long-term value for the Company.

With respect to the organic commissions and fees growth based component of the award, the following scale applied:

Organic Commissions and Fees Growth Target	AIP Payout as % of Target
>7.3%	Up to 150% (Up to 180% for the CEO)(1)
7.3%	115%
5.8%	100%
4.3%	85%
3.3%	70%
<3.3%	0%

(1)	Pursuant to Mr. Casserley’s employment agreement, he had a maximum payout of 400% of his base salary.

As stated above, the Company reported 2013 organic commissions and fees growth of 4.9%. Based on the interpolation of the above sliding scale, this produced a payout percentage of 90.8% for this portion of each of the named executive officer’s annual incentive award.

With respect to the adjusted EBITDA component of the award, the following scale applied:

Adjusted EBITDA Target	AIP Payout as % of Target
>$953 million	Up to 150% (Up to 180% for the CEO)(1)
$953 million	115%
$902 million	100%
$869 million	85%
$852 million	70%
<$852 million	0%

(1)	Pursuant to Mr. Casserley’s employment agreement, he had a maximum payout of 400% of his base salary.

The Company reported 2013 adjusted EBITDA of $874 million. Based on the interpolation of the above sliding scale, this produced a payout percentage of 88.2% for this portion of each of the named executive officer’s annual incentive award.

Based on the application of the above two scales, the blended payout percentage for the Company’s performance against the organic commissions and fees growth and adjusted EBITDA targets was 89.5% of target. This comprised 80% of Mr. Casserley’s annual incentive compensation award, 100% of Mr. Plumeri’s annual incentive compensation award and 60% of each of the other named executive officer’s annual incentive compensation award.

Individual Strategic Objectives and Business Unit Financial Goals (20% of AIP for Casserley, 40% of AIP for Neborak, Hearn, Wright, Jones and Krauze and 0% for Plumeri)

The Compensation Committee then considered the individual strategic objectives and business unit financial goals established at the beginning of 2013. The Compensation Committee reviewed the executives’ performance against those objectives in the context of the overall Company financial and strategic performance. The Compensation Committee consulted with the Chairman of the Board regarding Mr. Casserley’s achievement of his objectives. Key factors and resulting payout decisions are set forth below:

Dominic Casserley

•	Group organic commissions and fees growth for 2013 led larger peers.

•	Established a strategic plan for the Company and the major business units and announced goals at the Willis Investor Conference to deliver, over a medium-term period of five years, mid-teens total shareholder return, consistent revenue growth in the mid-single digits and target revenue growth to outpace expense growth by more than 70 basis points.

•	Developed the appropriate organizational design and began to implement the Company’s business realignment strategy that included the appointments of new global industry and product heads, the creation of a new Global Human Capital & Benefits Practice, a geographic realignment of the firm’s leadership team in North America and the merger of the Company’s UK retail and Global Specialty businesses.

•	Established disciplined mergers and acquisitions approach by executing on strategic acquisitions and disposals in support of the new strategy, investing in geographies and products offering strong growth opportunities and margins, and divesting from non-strategic businesses. This includes, among other things, renegotiating the Gras Savoye call option, acquiring Prime Professionals and divesting a small book of commercial clients in England.

•	Refinanced over $500 million of debt, pushing out maturities 10 and 30 years, effectively increasing the weighted average maturity of the Company’s debt while mildly decreasing the overall cost of debt.

•	Conducted the first Willis Investor Conference in the past several years.

•	Developed and began to implement a talent strategy and worked with the Board to revamp the Company’s annual and long-term incentive awards, including the financial metrics.

•	Launched Global 360, a suite of facilities for our specialty insurance clients which we expect will provide faster placement and claims agreements for our clients, and promote greater price competition in the specialty insurance market.

•	Developed innovation challenges within the Company and expanded marketing presence with the Willis Resilience Expedition to South Pole.

•	Completed a seamless transition into role as Group CEO, including the development of effective working relationships with executive officers and members of the Board.

As a result of the achievement of these goals, the Compensation Committee funded this portion of his annual incentive compensation award at 100%.

Michael Neborak

•	Refinanced over $500 million of debt to enhance financial flexibility, pushing out maturities 10 and 30 years, effectively increasing the weighted average maturity of the Company’s debt while mildly decreasing the overall cost of debt.

•	Redesigned the five-year financial model, to include, among other things, mergers and acquisitions activity and share buybacks.

•	Improved the Company’s internal control environment, continued to streamline the Company’s financial processes to reduce complexity and leverage technology, improved financial forecasting, evolved external financial reporting, developed and implemented a mergers and acquisitions capital charge to business units.

•	Developed and implemented talent plans for his function.

As a result of the achievement of these goals, the Compensation Committee funded this portion of his annual incentive compensation award at 90.8%.

Stephen Hearn

•	Achieved for Global business unit, organic commissions and fees growth of 6.6% (adjusted to exclude the results of the Willis Capital Markets & Advisory business) and adjusted EBITDA[2] of approximately $320 million.[3]

•	Designed and began to implement the Company’s business realignment strategy that included the appointments of new global industry and product heads and the merger of the Company’s UK retail and Global Specialty businesses.

•	Launched Global 360, a suite of facilities for our specialty insurance clients which we expect will provide faster placement and claims agreements for our clients, and promote greater price competition in the specialty insurance market.

•	As Deputy Group CEO, worked with the Group CEO to develop overall Group strategy and action plan, including engaging with the Board of Directors.

As a result of the achievement of these goals, the Compensation Committee funded this portion of his annual incentive compensation award at 95.8%.

Timothy Wright

•	Achieved for the International business unit, organic commissions and fees growth of 5.7% and adjusted EBITDA of approximately $227 million (results adjusted to remove the impact of revenue recognition charge).

•	Developed and began to implement initiatives to drive organic and inorganic growth across International and to rationalize International’s portfolio in certain markets and created a new Global Human Capital & Benefits Practice.

•	Assumed lead relationship with Gras Savoye.

[2]	The non-GAAP measure of adjusted EBITDA, for the purposes of evaluating business unit financial performance for compensation purposes, is calculated by excluding interest expense, tax, depreciation, amortization of intangibles, the impact of foreign exchange and certain other items for which segment management are not held accountable, from segment net income, the most directly comparable GAAP measure.
[3]	The Compensation Committee set the target performance for the named executive officers at levels they believe are challenging but achievable, taking into consideration the current economic and business environment.

As a result of the achievement of these goals, the Compensation Committee funded this portion of his annual incentive compensation award at 97.5%.

Todd Jones

•	Achieved for WNA business unit, organic commissions and fees growth of 4.5% and adjusted EBITDA of approximately $313 million (results adjusted to remove impact of revenue recognition charge).

•	Designed and began to implement refined large account strategy and approach regarding small and middle-market accounts, implemented changes to assist in the Company’s business realignment strategy, led investments in the Human Capital Practice, and implemented a geographic realignment of the firm’s leadership team in North America.

•	Improved client retention rates from 2012 and trained approximately 139 new associates in its Sales 2.0 process.

•	Completed a smooth transition into his new role as CEO of WNA.

As a result of the achievement of these goals, the Compensation Committee funded this portion of his annual incentive compensation award at 102.0%.

Victor Krauze

•	Achieved for WNA business unit, organic commissions and fees growth of 4.5% and adjusted EBITDA of approximately $313 million (results adjusted to remove the impact of revenue recognition charge).

•	Provided transition support to Todd Jones in his new role as CEO of WNA.

As a result of the achievement of these goals, the Compensation Committee funded this portion of his annual incentive compensation award at 90.8%.

The following table sets forth the calculation for 2013 annual incentive compensation awards all named executive officers:

Summary of Annual Incentive Compensation Calculation for all Named Executive Officers

				Payout % Relating to Company Portion of AIP
Named Executive Officer(1)	2013 Salary ($/£)		Bonus Target as % of Salary ($/£)	Organic Commissions and Fees Target	Adjusted EBITDA Target	Payout % Relating to Individual/ Bus. Unit Portion of AIP	Total Payout as a % of Bonus Target	Bonus Payout ($/£)
Dominic Casserley(2)		$1,000,000	225%	90.8%	88.2%	100.0%	91.6%		$2,061,000
Michael Neborak		$600,000	100%	90.8%	88.2%	90.8%	90.0%		$540,000
Stephen Hearn	£ $	530,000 or 828,920	200%	90.8%	88.2%	95.8%	92.0%	£ $	975,200 or 1,525,213
Timothy Wright	£ $	500,000 or 782,000	175%	90.8%	88.2%	97.5%	92.7%	£ $	810,950 or 1,268,326
Todd Jones(3)		$600,000	125%	90.8%	88.2%	102.0%	94.5%		$708,600
Victor Krauze(4)		$700,000	175%	90.8%	88.2%	90.8%	90.0%		$826,875
Joseph Plumeri(5)		$1,000,000	375%	90.8%	88.2%	N/A	89.5%		$1,678,125

(1)	The figures for Messrs. Hearn and Wright have been converted into dollars at the average exchange rate for 2013 (£1:$1.564).
(2)	Pursuant to Mr. Casserley’s employment agreement, he received the first $1,000,000 of his annual incentive compensation award in cash and the balance of $1,061,000 in equity of which 50% was issued in time-based RSUs and 50% in time-based options. One-third of the equity grant vested immediately on the grant date (March 31, 2014), and one-third will vest on each of the second and third anniversary of his employment commencement date (January 7, 2015 and January 7, 2016).
(3)	In 2013, as a result of Mr. Jones’s promotion to CEO of WNA, his AIP target was 125% of his base salary. Effective 2014, the Compensation Committee approved an increase in his AIP target to 150% of his base salary.
(4)	Mr. Krauze’s AIP target was pro-rated to 75% of the original 175% target to reflect the change in his job responsibilities.
(5)	Pursuant to Mr. Plumeri’s 2010 employment agreement he had a threshold, target and maximum annual incentive payout percentages for 2013 under his employment agreement of 250%, 375% and 500% of base salary. The above amount was prorated to reflect his January 7, 2013 separation date.

Long-Term Incentive Compensation

Our long-term incentives are a significant element of our executive officers’ compensation and have typically been in the form of equity awards. In 2011, we implemented a Long-Term Incentive Program for senior leaders (“2011 LTI Program”). In that year, we granted options and deferred cash as a portion of the long-term incentive plan as an alternative to the use of RSUs due to the lack of share availability under the Company’s equity plans at the time. In 2012, the Compensation Committee adopted the 2012 Long-Term Incentive Program, which included grants of options, performance-based RSUs and time-based RSUs.

In April 2013, the Compensation Committee adopted the 2013 Long-Term Incentive Program (the “2013 LTI Program”), which, consistent with the 2012 Long-Term Incentive Program, had both performance-based and time-based components to both reward performance and help ensure retention. Each of the named executive officers (other than Messrs. Plumeri and Krauze) were eligible to participate in the 2013 LTI Program and, accordingly, Messrs. Casserley, Neborak, Hearn, Wright and Jones received grants of options, performance-based RSUs and time-based RSUs under the program. Consistent with the 2011 LTI Program and the 2012 LTI Program, all executive officers, other than Mr. Casserley, received their grants under the 2013 LTI Program in December. Mr. Casserley received his grant in May because he did not receive any equity grants upon his appointment to CEO and the Compensation Committee wanted to more quickly align his interests with shareholders. The performance-based equity included performance targets established in the second quarter of 2013.

For the named executive officers, their individual 2013 awards were comprised of:

Options	Performance-Based RSUs	Time-Based RSUs
25%	50%	25%

The equity granted under the 2013 LTI Program was made under the 2012 Plan. The Committee selected the above mix of equity awards to appropriately balance the objectives of pay for performance, retention, and shareholder alignment. The options and time-based RSUs will generally vest one third on each of the first, second and third anniversaries of the grant date, subject to the continued employment of the participant during the vesting period. The performance period for the performance-based RSUs is from January 1, 2013 through December 31, 2015. The performance-based RSUs that have been earned based on the performance of the 2013 LTI Program targets will generally vest 100% on March 5, 2016, subject to the continued employment of the participant during the vesting period. Cash dividends are payable on the time-based RSUs and are distributed upon vesting.

The amount of performance-based RSUs granted under the 2013 LTI Program will be earned 50% based on the achievement of an organic commissions and fees growth target and 50% based on the achievement of an adjusted EBIT target. The Board replaced previously used metrics, adjusted EPS and adjusted operating margin, with organic commissions and fees growth and adjusted EBIT (modified by a cost of capital charge for acquisitions or a cost of capital credit for dispositions made during the performance period). The decision to select organic commissions and fees growth as a metric for both the AIP and the 2013 LTI Program was done to emphasize the strategic importance of accelerating the Company’s top line revenue growth. Adjusted EBIT (modified as described above) is an appropriate long-term metric because it provides management accountability for profit performance including investment decisions (mergers and acquisitions and capital expenditures) over time. In 2014, the Compensation Committee approved an adjusted in the adjusted EBIT performance target to conform to a reclassification of foreign exchange in the Company’s balance sheet. This adjustment does not change the required underlying performance percentages but rather conforms the target to ongoing financial presentation methodology.

If the targets are not achieved at 100%, the earned amount of the performance-based RSU award would be reduced in accordance with the following sliding scales:

Performance Against Organic Commissions and Fees Growth Target	% of Earned Performance Based-RSUs
125%	125%
110%	110%
100%	100%
85%	90%
70%	80%
<70%	0%

Performance Against Adjusted EBIT Target	% of Earned Performance Based-RSUs
104%	125%
102%	110%
100%	100%
98%	90%
94%	80%
<94%	0%

Details of the 2013 equity award grants made to the named executive officers and the awards earned as a result of the Company’s financial performance are contained in the compensation tables “Grants of Plan-Based Awards” and “Outstanding Equity Awards at Fiscal Year End.” Details concerning the employment agreements of the named executive officers are set forth in the sections entitled “Compensation Tables — Dominic Casserley’s Employment Agreement” and “— Other Named Executive Officers’ Employment Agreements.”

Long-term incentive awards that are intended to be “qualified performance-based compensation” under Section 162(m) were granted under the SMIP, under the 2012 Plan, or under a combination of the SMIP and the 2012 Plan.

3.1	Perquisites and Other Benefits for Executive Officers

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

The Company provides retirement, life insurance and medical benefits to our executive officers to be competitive with the marketplace in which our executive officers operate (which are largely the same as those provided to other employees in the workplace).

Retirement income was provided to Mr. Plumeri and is provided to some other executive officers through our defined benefit retirement plans. The U.S. defined benefit plan was closed to new hires on January 1, 2007 and was frozen on May 15, 2009. Newly hired executive officers only participate in defined contribution plans. The Company also maintains the Willis Pension Scheme (UK), an approved U.K. defined benefit plan. The Willis Pension Scheme (UK) was closed to new members beginning on January 1, 2006. In 2006, it was replaced by a defined contribution plan for new employees. Details of the retirement benefits received by the named executive officers are contained in the compensation tables in the section entitled “Pension Benefits.”

For U.S. employees, a 401(k) Plan is available for saving towards retirement pursuant to which the Company makes matching contributions. The matching contribution for 2013 was made on December 31, 2013 for eligible employees who were still employed by the Company on that date.

The Company also maintains a deferred compensation plan for certain U.S. employees whose annual salary is in excess of $250,000 that allows them to plan their tax position through a deferral of part of their annual compensation. Employees are eligible to receive deferred Company compensation awards. Mr. Jones received a deferred compensation award from the Company in the amount of $350,000 in 2009, and therefore maintains a balance in this plan. Mr. Krauze received a deferred compensation award from the Company in the amount of $350,000 in 2009, and in previous years he elected to defer some of his salary and bonus into his account. Mr. Krauze maintained a balance in the plan until January 3, 2014, at which time he received a distribution of his entire account. The Company also made certain contributions to the deferred compensation plan on behalf of Mr. Plumeri. As provided in his 2010 employment agreement, the Company contributed $800,000 annually on behalf of Mr. Plumeri to provide him with retirement income. The final installment of the contribution for Mr. Plumeri under this plan was paid on April 15, 2013, reflecting a pro-rata payment for 2013 in the sum of $400,000. Upon his retirement on July 7, 2013, Mr. Plumeri received a distribution of his entire account.

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

5.0	Executive Officer and Non-Employee Director Share Ownership Guidelines

We maintain share ownership guidelines under which executive officers and non-employee directors are expected to acquire a meaningful level of share ownership in the Company, so as to further align their interests with those of our shareholders. In February 2013, the Compensation Committee revised the executive officer share ownership guidelines to require them to own shares equivalent in value to a multiple of his or her base salary, as set forth below:

Position	Multiple

Group CEO	6.0x base salary

Executive Officers Leading Major Business Units and Group CFO	3.0x base salary

Other Executive Officers	2.0x base salary

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

For purposes of meeting the executive officer share ownership guidelines, the related value, using the three-month average share price of the following shares, will be counted towards achieving and maintaining compliance: shares owned outright; shares or units held in Willis broad-based share purchase plans (i.e., the ESPP, UK Sharesave); unvested RSUs and RSUs subject to time-based vesting; and unvested earned performance-based RSUs. Options and unearned performance RSUs are not counted as shares owned for purposes of the guidelines.

Executives are required to retain at least 50% of the net shares received under equity award programs until the ownership guidelines are met.

As discussed under “– Non-Employee Director Compensation,” non-employee directors are required to hold shares equal to the lesser of 3.5 times the directors’ cash retainer of $100,000 (i.e., $350,000) or 10,000 shares.

6.0	Anti-Hedging Policies

The Company prohibits directors and executive officers from pledging any Company shares, entering into margin accounts, short selling any Company shares, selling shares “against the box” and buying or selling puts or calls relating to Company shares.

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

It is also the Company’s policy to grant options with an exercise price no less than the closing sales price as quoted on the NYSE on the date of grant, except in the case of any sharesave sub-plans adopted by the Company for non-U.S. employees, for which the exercise price of the option is set at a 5% or 10% discount off the closing sales price on the date before employees are invited to participate.

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

Under this policy, annual share-based awards for executive officers are authorized by the Compensation Committee and the grant date shall be the date of that meeting or a date specified by the Compensation Committee no later than 30 days following that meeting. Except as directed by the Compensation Committee, share-based awards granted in connection with a new hire, a promotion or the assignment of additional responsibilities to an existing employee or for retention purposes will be considered granted on March 5th, May 10th, August 10th, November 10th or December 5th (or if the applicable grant date is not a trading day, the next trading day) on the date most closely following the date on which such recipient’s employment or promotion or assignment of new responsibilities commenced and such retention award was approved.

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

The SMIP, which was approved by shareholders at the 2005 Annual General Meeting, is intended to comply with the provisions of, and to be administered in compliance with the requirements of, Section 162(m). The Company is also authorized to grant equity awards that are intended to qualify as “performance-based” compensation under the 2012 Plan.

The SMIP provides for an annual incentive compensation award equal to 5% of the Company’s earnings for the fiscal year, which the Compensation Committee may reduce (but not increase) in its discretion. For this purpose, “earnings” means the Company’s operating income before taxes and extraordinary loss as reported in its audited consolidated financial statements, as adjusted to eliminate the effect of certain events specified in the SMIP. The Compensation Committee also takes other performance metrics and other factors into consideration in determining amounts payable under the SMIP (including, among other things, revenue and profit metrics), but the amounts payable under the SMIP may not exceed the amount described above. The Compensation Committee designates the executive officers who participate in the SMIP.

The performance goals applicable to equity awards granted under the Company’s 2012 Plan that are intended to qualify as “performance-based” compensation may be based on a number of different performance criteria set out in the 2012 Plan that was last approved at the 2012 Annual General Meeting. In determining the payout amounts under AIP awards granted pursuant to the SMIP, the Compensation Committee may also consider attainment of performance goals that are based on any or a combination of the following performance criteria: (i) annual revenue, (ii) budget comparisons, (iii) controllable profits, (iv) EPS or Adjusted EPS, (v) expense management, (vi) improvements in capital structure, (vii) net income, (viii) net or gross sales, (ix) operating income (pre—or post-tax), (x) profit margins, (xi) operating or gross margin, (xii) profitability of an identifiable business unit or product, (xiii) return on investments, (xiv) return on sales, (xv) return on stockholders’ equity, (xvi) total return to stockholders, (xvii) assets under management, (xviii) investment management performance, (xix) mutual and other investment fund performance, (xx) cash flow, operating cash flow, or cash flow or operating cash flow per share (before or after dividends), (xxi) price of the shares or any other publicly traded securities of the Company, (xxii) reduction in costs, (xxiii) return on capital, including return on total capital or return on invested capital, (xxiv) improvement in or attainment of expense levels or working capital levels, and (xxv) performance of the Company relative to a peer group of companies and/or relevant indexes on any of the foregoing measures.

Interpretations of and changes in applicable tax laws and regulations as well as other factors beyond the control of the Compensation Committee can affect deductibility of compensation and there can be no assurance that compensation paid to our executive officers who are covered by Section 162(m) will be treated as qualified performance-based compensation. Our general policy is to preserve the tax deductibility of compensation paid to the CEO and other named executive officers, including annual incentives and equity awards under the terms of the Company’s Plans (which include the Company’s equity plans or any sub-plans thereto, including the 2012 Plan, the Willis Group Holdings 2008 Share Purchase and Option Plan (the “2008 Plan”), the 2000 Hilb, Rogal and Hamilton Share Incentive Plan (the “2000 HRH Plan”) and the 2007 Hilb Rogal and Hobbs Share Incentive Plan (the “2007 HRH Plan”). The Compensation Committee reserves the right to use its judgment to authorize compensation payments that may not be deductible when the Compensation Committee believes that such payments are appropriate and in the best interests of the Company, taking into consideration changing business conditions and the performance of its employees.

The Compensation Committee will continue to monitor developments and assess alternatives for preserving the deductibility of compensation payments and benefits to the extent reasonably practicable, consistent with its compensation policies and as determined to be in the best interests of the Company and its shareholders.

It is also the Company’s general policy to deliver equity-based compensation to employees in as tax-efficient a manner as possible, taking into consideration the overall cost to the Company, for which the Company accounts in accordance with ASC 718.

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

The Company provides severance protection to executive officers in limited circumstances primarily where the employee is terminated by the Company without cause or the employee resigns for good reason. The Compensation Committee believes that severance benefits are a necessary component of a competitive compensation program and, in certain cases, are in consideration for an executive’s agreement not to compete. Messrs. Casserley and Hearn are also entitled to enhanced severance benefits in the event their employment is terminated by the Company without cause or by the executive for good reason in connection with a change of control in order to avoid any associated distractions. The Compensation Committee believes that its use of severance benefits is not significantly different from the severance benefits typically in place at other companies.

Dominic Casserley (Group CEO)

Under his employment agreement dated as of October 16, 2012, in the event that Mr. Casserley’s employment is terminated by the Company without “cause,” Mr. Casserley resigns for “good reason” (as such terms are defined in his employment agreement) or Mr. Casserley is terminated as a result of the non-renewal of his employment agreement by the Company within the first four years of employment (a “Qualifying Termination”), Mr. Casserley would be entitled to receive severance payments and benefits, including partial service vesting credit (but not performance-vesting credit) for his annual equity-based long-term incentive awards. In the event of a Qualifying Termination within two years following a “change of control” (as such term is defined in his employment agreement), certain of Mr. Casserley’s severance payments would be paid in a lump sum (rather than installments) and Mr. Casserley would receive full service-vesting credit (but not performance-vesting credit) for each of the annual equity-based long-term incentive awards granted to him. Lastly, upon termination of employment (other than for “cause”) concurrent with or following the expiration of the full five-year term of the agreement, Mr. Casserley would be entitled to partial service-vesting credit (but not performance-vesting credit) for each of the annual equity-based long-term incentive awards granted to him and such termination will be treated as retirement for purposes of compensation previously paid or payable to him. Further information regarding Mr. Casserley’s employment agreement and details of the change of control and severance provisions are contained in the section entitled “Compensation Tables — Dominic Casserley’s Employment Agreement (Group CEO).”

Other Named Executive Officers

Stephen Hearn

At the same time the Board appointed Mr. Casserley as the Company’s new CEO, it promoted Mr. Hearn to the new role of Deputy CEO. Mr. Hearn has been employed by the Company for almost four years and in January 2012 was promoted to Chairman and CEO of Willis Global, encompassing the Company’s global reinsurance, placement and specialty operations. The Board believes the combination of Mr. Casserley’s external perspective and broad global experience and Mr. Hearn’s internal perspective and deep industry experience is a powerful partnership to drive the Company’s strategic direction.

On October 16, 2012, in connection with this promotion to Deputy CEO, Mr. Hearn entered into an amended employment agreement which became effective on January 1, 2013. Under the amended contract, in the event that Mr. Hearn’s employment is terminated without “cause” or Mr. Hearn resigns for “good reason” (as such terms are defined in his employment agreement), Mr. Hearn would be entitled to receive severance payments and benefits including partial acceleration of his long-term incentive awards. In the event that Mr. Hearn’s employment is terminated without “cause” or Mr. Hearn resigns for “good reason” within two years following a “change in control” (as such term is defined in his employment agreement), Mr. Hearn would be entitled to receive an enhanced severance payment. In April 2014, the Compensation Committee approved an amendment to the employment agreement entitling the officer to additional severance benefits upon termination detailed further in the section entitled “Compensation Tables — Other Named Executive Officers’ Employment Agreements”.

Timothy Wright

On July 19, 2012, Mr. Wright entered into an amendment to his employment agreement which provides that in the event Mr. Wright is terminated by the Company for any reason other than for “cause” (as such term is defined in his amendment), he will be entitled to receive a severance payment. In April 2014, the Compensation Committee approved an amendment to the employment agreement entitling the officer to additional severance benefits upon termination detailed further in the section entitled “Compensation Tables — Other Named Executive Officers’ Employment Agreements”.

Todd Jones

On August 22, 2013, Mr. Jones entered into an amended employment agreement with Willis North America, Inc. The amended employment agreement was effective as of July 1, 2013, when Mr. Jones was appointed CEO of Willis North America. Under the amended employment agreement, in the event that Mr. Jones’ employment is terminated without “Good Cause” or Mr. Jones resigns for “Good Reason” (as such terms are defined in his employment agreement), Mr. Jones would be entitled to receive a severance payment. In April 2014, the Compensation Committee approved an amendment to the employment agreement entitling the officer to additional severance benefits upon termination detailed further in the section entitled “Compensation Tables — Other Named Executive Officers’ Employment Agreements”.

Michael Neborak

In order to attract Mr. Neborak as the Group CFO in July 2010, the Company agreed in his employment agreement that all of his earned and unvested RSUs and options would immediately vest in the event of a Change of Control (as such term is defined in the applicable Plans and/or RSU agreement). In the event Mr. Neborak is involuntarily terminated without “cause” (as such term is defined in his employment agreement), he is eligible to receive severance payments. Mr. Neborak has also entered into a restrictive covenant agreement with the Company that provides, in part, that we may require that Mr. Neborak refrain from working for, engaging or generally having a financial interest in certain of our competitors after the termination of his employment, in exchange for providing severance payments and continued healthcare coverage to him during such non-compete period.

Victor Krauze

On July 1, 2013, Mr. Krauze entered into a letter agreement providing that he would cease serving as Chief Executive Officer of Willis North America, Inc., but continue to serve as Chairman of Willis North America, Inc. Upon ceasing to serve as CEO of Willis North America, Mr. Krauze became entitled to the severance payments and benefits under the letter agreement on terms consistent with those set forth in the October 16, 2012 amendment to his promotion letter.

Further information regarding employment agreements and restrictive covenant agreements and details of the applicable termination provisions are contained in the sections entitled “Compensation Tables — Other Named Executive Officers’ Employment Agreements”, ”— Potential Payments to Named Executive Officers other than the CEO Upon Termination or Change of Control” and “—Payments to our Former Group CEO and to the Former CEO of WNA.”

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

Wendy E. Lane (Chairman), Anna Catalano and Jaymin Patel

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

COMPENSATION TABLES

Summary Compensation Table

The following table sets forth the total compensation earned for services rendered in 2013 by (1) the Company’s Group CEO, Mr. Casserley, (2) the Company’s former Group CEO, Mr. Plumeri (who resigned as CEO on January 6, 2013 and retired as Chairman of the Board on July 7, 2013), (3) the Group CFO, (4) each of the three most highly compensated executive officers of the Company and (5) Mr. Krauze, who would have been one of the three most highly compensated executive officers had he been an executive officer at the end of the year.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Share Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Dominic Casserley Group CEO(5)	2013	985,819	1,500,000	3,937,490	1,362,875	1,000,000	—	145,211	8,931,395

Joseph Plumeri Former Group CEO	2013	518,939	—	—	—	1,678,125	(69,462)	435,065	2,632,129
	2012	1,000,000	—	6,911,420	—	905,963	(17,281)	1,016,660	9,834,043
	2011	1,000,000	—	8,539,014	—	729,166	10,164	1,197,933	11,476,277

Michael Neborak Group CFO	2013	600,000	140,625	749,939	249,998	540,000	—	7,650	2,288,212
	2012	575,000	528,000	749,955	249,993	—	—	5,000	2,107,948
	2011	500,000	450,000	—	182,891	281,250	—	4,167	1,418,308

Stephen Hearn(5) Deputy CEO; CEO & Chairman Willis Global	2013	828,920	140,625	1,649,915	549,993	1,525,213	—	99,470	4,794,136
	2012	792,500	1,291,775	1,879,742	549,994	—	—	95,100	4,609,111

Timothy Wright(5) CEO, Willis International	2013	782,000	187,500	899,918	299,995	1,268,326	—	37,125	3,474,864
	2012	792,500	1,228,375	1,124,965	374,993	—	—	33,085	3,553,918

Todd Jones CEO, Willis North America	2013	550,000	56,250	562,466	187,494	708,600	41,164	36,289	2,142,263

Victor Krauze Chairman, Willis North America	2013	700,000	375,000	—	—	826,875	361,176	712,582	2,975,633
	2012	681,250	910,000	899,979	299,993	—	257,453	23,230	3,071,905
	2011	625,000	750,000	1,037,750	243,851	375,000	134,232	9,971	3,175,804

(1)	For all named executive officers other than Messrs. Casserley and Plumeri, the Bonus column reflects the vested portion of time-based deferred cash grants made to the officers in 2011 pursuant to the 2011 LTI Program. Mr. Krauze’s deferred cash award vested in its entirety. For Mr. Casserley, the Bonus column reflects the $1,500,000 sign-on bonus he received in January 2014.

Due to the nature of the named executive officers’ 2013 annual incentive compensation awards, they are reflected in the column “Non-Equity Incentive Plan Compensation.” In 2013, all named executive officers, other than Mr. Casserley, were paid 100% of their annual incentive compensation award in cash. The Non-Equity Incentive Plan Compensation column reflects only that portion of the 2013 annual incentive compensation award paid in cash to Mr. Casserley. Because the RSUs and option awards granted as part of his 2013 annual incentive compensation award are granted in March 2014, these equity awards (approximately $1,061,000 in grant value) will be reflected in the Share Awards and Option Awards columns next year.

(2)	For awards subject to performance conditions, the amount included in the table is the full fair value at the grant date based on the probable outcome with respect to the satisfaction of the performance condition consistent with the recognition criteria in FASB ASC Topic 718 (excluding the effect of estimated forfeiture). For more information regarding the equity awards, see the “Grants of Plan-Based Awards” table and the “Outstanding Equity Awards at Fiscal Year End” table.
(3)	The US Pension share was closed to new hires on January 1, 2007 and frozen on May 15, 2009. The Willis Pension Scheme (UK) was closed to new members beginning on January 1, 2006.

The Change in Pension Value and Nonqualified Deferred Compensation Earnings column includes the aggregate earnings Mr. Plumeri receives under the non-qualified deferred compensation plan, which for the period from January 1, 2013 to July 7, 2013 was ($18,816), reflecting investment earnings of $(424) offset by Social Security and Medicare taxes totaling $19,240. Mr. Plumeri’s account was distributed to him upon his retirement on July 7, 2013 in a lump sum payment. The Change in Pension Value of $(50,646) reflects changes in valuation assumptions required by applicable accounting rules and actuarial standards and a one-year increase in the executive’s age.

(4)	For 2013, the All Other Compensation column for the named executive officers consisted of:

a.	For Mr. Casserley, (i) relocation expenses in the amount of $116,311, (ii) commuting expenses and (iii) the Company’s funded contribution to the Willis Stakeholder Pension Scheme.

b.	For Mr. Plumeri, (i) a deferred compensation credit of $400,000 pursuant to the terms of his previous employment agreement, which he received for each year he continues to be with the Company and which was paid into a non-qualified deferred compensation plan on his behalf, after the payment of Social Security and Medicare taxes and (ii) dividend equivalents on vested RSUs in the amount of $35,065. Mr. Plumeri retired as CEO on January 6, 2013 and retired as Chairman of the Board on July 7, 2013 and, as a result, will no longer be receiving these benefits.

c.	For Mr. Neborak, the Company’s contribution to his 401(k) Plan.

d.	For Mr. Hearn, the Company’s contribution to the Willis Stakeholder Pension Scheme in the amount of $99,470.

e.	For Mr. Wright, (i) contributions to a personal pension arrangement set up by Mr. Wright for his own personal benefit through April 2013 and, from May 2013 onward, a cash supplement paid in lieu of the Company pension contributions in the aggregate amount of $24,006 and (ii) a car allowance and parking spot. The Company has no ongoing role in the governance or management of the personal pension arrangement and no residual liabilities in respect of it.

f.	For Mr. Jones, (i) the Company’s contribution to his 401(k) Plan, (ii) commuting expenses, (iii) a parking spot and (iv) an apartment.

g.	For Mr. Krauze, (i) a $700,000 severance payment that will be made to him over the course of 2014, (ii) the Company’s contribution to his 401(k) Plan, (iii) medical benefits and (iv) an apartment.

(5)	Messrs. Casserley, Hearn and Wright receive their salaries in pounds sterling and the above figures have been converted into dollars at the average exchange rate for 2013 (£1:$1.564). The Compensation Committee also authorizes Messrs. Hearn and Wright bonuses in pounds sterling and, as a result, those have been converted at the same exchange rate.

Grant of Plan-Based Awards

The following table sets forth the grants of plan-based awards made to the named executive officers during 2013.

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Awards Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date		Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Dominic Casserley	5/10/13	(1)	4/23/13	—	—	—	25,920	64,799	80,999	—	—	—	2,625,007
	5/10/13	(2)	4/23/13	—	—	—	—	—	—	32,399	—	—	1,312,483
	5/10/13	(3)	4/23/13	—	—	—	—	—	—	—	143,915	40.71	1,362,875

Michael Neborak	12/16/13	(1)	4/23/13	—	—	—	4,512	11,281	14,101	—	—	—	499,974
	12/16/13	(2)	4/23/13	—	—	—	—	—	—	5,640	—	—	249,965
	12/16/13	(3)	4/23/13	—	—	—	—	—	—	—	28,506	44.32	249,998

Stephen Hearn	12/16/13	(1)	4/23/13	—	—	—	9,928	24,819	31,024	—	—	—	1,099,978
	12/16/13	(2)	4/23/13	—	—	—	—	—	—	12,409	—	—	549,967
	12/16/13	(3)	4/23/13	—	—	—	—	—	—	—	62,713	44.32	549,993

Timothy Wright	12/16/13	(1)	4/23/13	—	—	—	5,415	13,537	16,921	—	—	—	599,960
	12/16/13	(2)	4/23/13	—	—	—	—	—	—	6,768	—	—	299,958
	12/16/13	(3)	4/23/13	—	—	—	—	—	—	—	34,207	44.32	299,995

Todd Jones	12/16/13	(1)	4/23/13	—	—	—	3,384	8,461	10,576	—	—	—	374,992
	12/16/13	(2)	4/23/13	—	—	—	—	—	—	4,230	—	—	187,474
	12/16/13	(3)	4/23/13	—	—	—	—	—	—	—	21,379	44.32	187,494

Victor Krauze	—		—	—	—	—	—	—	—	—	—	—	—

Joseph Plumeri	—		—	—	—	—	—	—	—	—	—	—	—

(1)	Pursuant to 2013 LTI Program, Messrs. Casserley, Neborak, Hearn, Wright and Jones received time-based RSUs, performance-based RSUs and options. Mr. Casserley received his grant on May 10, 2013 and the remaining named executive officers received their grant on December 16, 2013.

The performance-based RSUs will be earned as to 50% if an organic commissions and fees growth target for January 1, 2013 through December 31, 2015 is met and 50% if an adjusted EBIT target for January 1, 2013 through December 31, 2015 is met. The earned performance-based RSUs will vest in full on March 5, 2016.

If the targets are not achieved at 100%, the amount of the award will be reduced on a sliding scale basis. The target amount above reflects the face value of the award which will be paid out if both the organic commissions and fees growth target and adjusted EBIT target hit at 100%. The maximum amount above reflects highest possible payout of the award which will result if the organic commissions and fees growth target hits 125% and the adjusted EBIT target hits 105%. The maximum amount reflects a payout of 125% of the face value of the award. The threshold amounts reflect the minimum possible payout which will result if only one target is achieved and such target is achieved at the minimum payout level (e.g., if either 70% of the organic commissions and fees growth target or 95% of the adjusted EBIT target are met). The threshold amount reflects a payout of 80% on one half of the face value of the award.

(2)	The time-based RSUs granted pursuant to the 2013 LTI Program will vest one-third on each of the first, second and third anniversaries of the grant date. Dividend equivalents will be paid when the RSUs vest equal to the dividend rate applicable to all record holders on record dates falling between the time of grant and the time of vest.
(3)	The options granted pursuant to the 2013 LTI Program will vest 33%, 33% and 34% on the first, second and third anniversaries of the grant date.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the options and share-based awards held by the named executive officers as of December 31, 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)
Dominic Casserley	—		143,915	(2)	—	40.71	5/10/2021	—		—	—		—
	—		—		—	—	—	32,399	(3)	1,451,799	—		—
	—		—		—	—	—	—		—	64,799	(4)	2,903,643

Michael Neborak	—		16,234	(5)	—	41.51	5/2/2019	—		—	—		—
	—		34,059	(6)	—	33.54	12/26/2020	—		—	—		—
	—		28,506	(7)	—	44.32	12/16/2021	—		—	—		—
	—		—		—	—	—	7,453	(8)	333,969	—		—
	—		—		—	—	—	13,119	(9)	587,862	—		—
	—		—		—	—	—	5,640	(10)	252,728	—		—
	—		—		—	—	—	—		—	11,281	(11)	505,502

Stephen Hearn	8,332	(12)	—		—	25.79	11/3/2015	—		—	—		—
	—		16,234	(5)	—	41.51	5/2/2019	—		—	—		—
	—		74,931	(6)	—	33.54	12/26/2020	—		—	—		—
	—		62,713	(7)	—	44.32	12/16/2021	—		—	—		—
	—		—		—	—	—	4,355	(13)	195,148	—		—
	—		—		—	—	—	16,398	(8)	734,794	—		—
	—		—		—	—	—	28,860	(9)	1,293,217	—		—
	—		—		—	—	—	12,409	(10)	556,047	—		—
	—		—		—	—	—	—		—	24,819	(11)	1,112,139

Timothy Wright	75,000		25,000	(14)	—	26.17	5/5/2017	—		—	—		—
	—		21,645	(5)	—	41.51	5/2/2019	—		—	—		—
	—		51,089	(6)	—	33.54	12/26/2020	—		—	—		—
	—		34207	(7)	—	44.32	12/16/2021	—		—	—		—
	—		—		—	—	—	11,180	(8)	500,976	—		—
	—		—		—	—	—	19,677	(9)	881,726	—		—
	—		—		—	—	—	6,768	(10)	303,274	—		—
	—		—		—	—	—	—		—	13,537	(11)	606,593

Todd Jones	10,000	(15)	—		—	38.06	3/19/2014	—		—	—		—
	16,666	(16)	—		—	37.06	5/6/2015	—		—	—		—
	37,500		12,500	(14)	—	26.17	5/5/2017	—		—	—		—
	—		6,492	(5)	—	41.51	5/2/2019	—		—	—		—
	—		10,217	(6)	—	33.54	12/26/2020	—		—	—		—
	—		21,379	(7)	—	44.32	12/16/2021	—		—	—		—
	—		—		—	—	—	2,236	(8)	100,195	—		—
	—		—		—	—	—	3,936	(9)	176,372	—		—
	—		—		—	—	—	4,230	(10)	189,546	—		—
	—		—		—	—	—	—		—	8,461	(11)	379,137

Victor Krauze	—		—		—	—	—	—		—	—		—

Joseph Plumeri	100,000	(17)	—		—	38.06	3/19/2014	—		—	—		—
	500,000	(18)	—		—	32.78	6/20/2014	—		—	—		—
	650,000	(19)	—		—	37.06	5/6/2015	—		—	—		—

(1)	The market value of shares or units that have not vested has been calculated using the closing price of the Company’s shares on December 31, 2013, as quoted on the NYSE ($44.81), the last business day of the year.

(2)	Time-based options were granted on May 10, 2013. The option will vest 33%, 33% and 34% on the first, second and third anniversaries of the grant date.
(3)	Time-based RSUs were granted on May 10, 2013. The RSUs will vest 33%, 33% and 34% on the first, second and third anniversaries of the grant date.
(4)	Performance-based RSUs were granted on May 10, 2013, 50% of which are earned if an organic commissions and fees growth target for January 1, 2013 through December 31, 2015 is met and 50% of which are earned if an adjusted EBIT target for January 1, 2013 through December 31, 2015 is met. If the targets are not achieved at 100%, the amount of the award is reduced on a sliding scale basis. Earned RSUs will vest in full on March 5, 2016.
(5)	Performance-based options were granted on May 2, 2011. The Company did not achieve performance targets for these options and the amount of the original award was reduced on a sliding scale basis. The options will vest 50% on each of the third and fourth anniversaries of the grant date.
(6)	Time-based options were granted on December 26, 2012. The options will vest 50% on each of the second and third anniversaries of the grant date.
(7)	Time-based options were granted on December 16, 2013. The options will vest 33%, 33% and 34% on the first, second and third anniversaries of the grant date.
(8)	Time-based RSUs were granted on December 26, 2012. The RSUs will vest 50% on each of the second and third anniversaries of the grant date.
(9)	Performance-based RSUs were granted on December 26, 2012.The Company did not achieve performance targets for these RSUs and the amount of the original award was reduced on a sliding scale basis. The RSUs will vest 50% on each of the second and third anniversaries of the grant date.
(10)	Time-based RSUs were granted on December 16, 2013. The RSUs will vest 33%, 33% and 34% on the first, second and third anniversaries of the grant date.
(11)	Performance-based RSUs were granted on December 16, 2013, 50% of which are earned if an organic commissions and fees growth target for January 1, 2013 through December 31, 2015 is met and 50% of which are earned if an adjusted EBIT target for January 1, 2013 through December 31, 2015 is met. If the targets are not achieved at 100%, the amount of the award is reduced on a sliding scale basis. Earned RSUs will vest in full on March 5, 2016.
(12)	Performance-based options were granted on November 3, 2008. The Company did not achieve performance targets for these options and the amount of the original award was reduced on a sliding scale basis. The options are fully exercisable.
(13)	Time-based RSUs were granted on March 1, 2012. The RSUs will vest 33%, 33% and 34% on the first, second and third anniversaries of the grant date.
(14)	Performance-based options were granted on May 5, 2009. The Company met the performance targets for these options. The options will become exercisable 25% on each of the second, third, fourth and fifth anniversaries of the grant date.
(15)	Time-based options were granted on March 19, 2004. The options were exercised in full on February 20, 2014.
(16)	Performance-based options were granted on May 6, 2008. The Company did not achieve performance targets for these options and the amount of the original award was reduced on a sliding scale basis. The options are fully exercisable.
(17)	Time-based options were granted on March 19, 2004 and Mr. Plumeri exercised the options in full in 2014.
(18)	Time-based options were granted on June 20, 2006 and are fully exercisable.
(19)	Performance-based options were granted on May 6, 2008. The Company met the performance targets for these options. The options are fully exercisable.

Option Exercises and Shares Vested

The following table sets forth the share options exercised and the RSU vestings during 2013 by the named executive officers.

	Option Awards		Share-Based Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired On Vesting (#)	Value Realized On Vesting ($)(1)
Dominic Casserley	—	—	—	—
Michael Neborak	—	—	5,438	235,955
Stephen Hearn	—	—	5,545	221,067
Timothy Wright	227,775	2,402,851	—	—
Todd Jones	3,600	47,102	3,023	114,904
Victor Krauze	299,208	2,606,597	41,437	1,699,007
Joseph Plumeri	—	—	294,747	12,136,263

(1)	The value realized in respect of vested RSUs is calculated using the closing price, as quoted on the NYSE, on the date of such RSUs vesting.

Pension Benefits for Executive Officers

North America — The Company maintains a US retirement program, the Willis North America Inc. Pension Plan, a qualified defined benefits plan. This plan provides members with a pension on normal retirement age of 60 or 65 based on the length of service, pensionable remuneration and when they first joined the plan. Participants are 100% vested in the plan after completing five years of service. Employees also become 100% vested if they are participants in the plan and are employed by Company after reaching age 60. The plan was closed to new hires on January 1, 2007 and was frozen on May 15, 2009.

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

Mr. Plumeri commenced his pension benefit effective August 1, 2013. At that date, Mr. Plumeri had approximately 13 years of vesting service and 8.58 years of benefit service (since the Plan was frozen in 2009 for the purpose of calculating the benefit). The accrued annual benefit for Mr. Plumeri, payable as a normal-form annuity beginning on August 1, 2013, is $56,184 (Mr. Plumeri is over 65). At this retirement age, the years of benefit service and annual maximum average salary for Mr. Plumeri are approximately 8.5 years and $202,000, respectively.

As of December 31, 2013, Mr. Krauze had approximately 17 years of vesting service and 12.25 years of benefit service (since the Plan was frozen in 2009 for the purpose of calculating the benefit). The accrued annual benefit for Mr. Krauze, payable as a normal-form annuity beginning at age 65 is $62,043. At a retirement age of 65, the years of benefit service and annual maximum average salary for Mr. Krauze are approximately 23 years and $201,001, respectively. Mr. Krauze can retire early with an unreduced accrued benefit as of February 1, 2022, assuming he remains employed to that date.

As of December 31, 2013, Mr. Jones had approximately 10 years of vesting service, and 5.667 years of benefit service (since the Plan was frozen in 2009 for the purpose of calculating the benefit). The accrued annual benefit for Mr. Jones, payable as a normal-form annuity beginning at age 65 is $28,419. At a retirement age of 65, the years of benefit service and annual maximum average salary for Mr. Jones are approximately 22 years and $196,000, respectively. Mr. Jones can retire early with an unreduced accrued benefit as of October 1, 2028, assuming he remains employed to that date.

Also, Willis North America, Inc. has a 401(k) Plan covering its eligible employees and those of its subsidiaries and provides matching contributions. Shares are available as an investment option to participants in the Willis 401(k) Retirement Savings Plan. The matching contribution for 2013 was made on December 31, 2013 for eligible employees who were still employed by the Company on that date.

United Kingdom — The Company’s current executive officers are eligible to participate in the Company’s defined contribution plan, the Willis Stakeholder Pension Scheme.

Under the Willis Stakeholder Pension Scheme, pensionable remuneration is generally based on full basic salary less an offset in respect of the U.K. State Pension, currently £5,727, in the case of most members. In addition, pensionable remuneration for members who joined the Scheme after June 1, 1989, is subject to a cap, currently £141,600. Company contributions depend on the rate of the participants’ own contribution, with the maximum contribution payable by the Company being 10% of pensionable remuneration, except in the case of Mr. Hearn where contributions were made at the rate of 12% of basic salary in line with a contractual arrangement transferred from an acquired employer and exceed the standard rates payable to most other associates up until April 1, 2014. As of April 1, 2014, Mr. Hearn elected to receive his pension contributions as a cash pension allowance rather than as a contribution to the pension scheme, due to changes in tax regulation. The Willis Stakeholder Pension Scheme is formed of a series of individual investment policies established in the names of members and administered by a third party to which the Company contributes.

Mr. Wright established a personal pension arrangement similar to the Willis UK defined contribution plan to which the Company contributes. The Company has no ongoing role in the governance or management of Mr. Wright’s plan and no residual liabilities in respect of it. From May 1, 2013, Mr. Wright has elected to receive his pension contributions as cash rather than as contribution to a pension scheme.

Rest of World — Elsewhere, pension benefits for our employees are typically provided in the country of operation through defined contribution plans.

The following table sets forth the retirement benefits that may be received by the named executive officers that participate in a defined benefit pension scheme:

Name	Plan Name	Number of Years Credited Service(1)	Present Value of Accumulated Benefit ($’000)	Payments During Last Fiscal Year ($)
J. Plumeri	Willis North America Inc. Pension Plan	8.583	583(2)	23,410
V. Krauze	Willis North America Inc. Pension Plan	12.25	554	—
T. Jones	Willis North America Inc. Pension Plan	5.67	180	—

(1)	Represents service for benefit purposes.
(2)	Represents the value of remaining payments at December 31, 2013.

Non-Qualified Deferred Compensation

The following table sets forth the non-qualified deferred compensation received by Mr. Plumeri (the Company’s Former CEO) and Mr. Krauze as well as the amount to be received by Mr. Jones. None of the other named executive officers receives deferred compensation.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
J. Plumeri	400,000(1)	—	(18,816)(2)	8,671,568	—
V. Krauze	—	—	404,336(3)	—	1,675,132
T. Jones	—	—	63,313(4)	—	515,127

(1)	Effective from October 15, 2003, Mr. Plumeri has received an annual deferred compensation credit of $800,000, which is made to a non-qualified deferred compensation plan on his behalf. Actual payments into the plan are made after deducting Social Security and Medicare Taxes from the $800,000 annual credit. The final installments were contributed on January 15, 2013 (in the amount of $200,000) and April 15, 2013 (in the amount of $200,000).
(2)	Aggregate earnings are included in Mr. Plumeri’s Change in Pension Value in the “Summary Compensation” table. For the period January 1 – July 6, 2013, investment earnings of $(424) were offset by Social Security and Medicare taxes totalling $19,240. Mr. Plumeri’s account was withdrawn and distributed to him in July, 2013.
(3)	Aggregate earnings for Mr. Krauze include those made on the Company-granted award in the amount of $350,000 in 2009 as well as salary and bonus deferrals Mr. Krauze elected to make in prior years. Mr. Krauze’s entire account was distributed to him on January 3, 2014.
(4)	Aggregate earnings for Mr. Jones include those made on the Company-granted award in the amount of $350,000 in 2009.

Dominic Casserley’s Employment Agreement (Group CEO)

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

On October 16, 2012, Mr. Casserley executed an employment agreement with a subsidiary of the Company. The employment agreement has an initial term ending on December 31, 2015 and will automatically renew for up to two additional one-year renewal terms, unless either party provides notice of nonrenewal at least 90 days prior to the end of the initial term or first renewal term, as applicable. Upon a “change of control” (as such term is defined in his employment agreement) the term will automatically extend until and expire upon the second anniversary of the “change of control” or, if later, December 31, 2015. Mr. Casserley’s agreement provides for him to be paid, beginning as of his commencement of employment with the Company on January 7, 2013: (i) an annual base salary of $1,000,000, (ii) an annual incentive award with a target value of 225% of his base salary (i.e., $2,250,000), a maximum value of 400% of his base salary (i.e., $4,000,000), and a lesser value for below target performance as may be established by the Board or the Compensation Committee, such annual incentive compensation awards described in further detail below, (iii) an annual equity-based long-term incentive award of 525% of base salary (i.e., $5,250,000) at target, and upon such other terms and conditions as may be established by the Board or the Compensation Committee for officers generally, with the mix of equity to reflect that of the executive team in general, (iv) reimbursement of his and his family’s relocation costs to the New York metropolitan area from London, England and, following his termination of employment with the Company other than for “cause” (as such term is defined in his employment agreement), his and his family’s return to the London metropolitan area, (v) employee benefits as are provided generally to other similarly-situated senior management employees of the Company, the use of a car and driver at his principal office location and the use of private aircraft owned or leased by the Company for business travel in accordance with the Company’s policy, and (vi) an employment commencement transition award of $1,500,000 to be paid after the completion of one year of service (i.e., January 7, 2014), 50% of which is subject to repayment if Mr. Casserley resigns without “good reason” (as such term is defined in his employment agreement) prior to the completion of two years of service.

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

In the event that Mr. Casserley’s employment is terminated by the Company without “cause,” Mr. Casserley resigns for “good reason” or Mr. Casserley is terminated as a result of the non-renewal of his employment agreement by the Company within the first four years of employment (a “Qualifying Termination”), Mr. Casserley would be entitled to the following benefits: (i) an amount equal to two times the sum of his annual base salary and target annual incentive compensation award, payable in installments over 24 months (the “Severance Payment”), (ii) a pro-rata portion of his annual incentive compensation award for the year in which the termination of employment occurs, based on actual performance, payable at the same time that annual incentive compensation awards are payable generally, (iii) payment of the employment commencement transition award described above, to the extent unpaid, (iv) continued medical coverage at the active employee rate for Mr. Casserley, his spouse and then covered dependents for up to 18 months, (v) two years of service-vesting credit (but not performance-vesting credit) for one half of the annual equity-based long-term incentive awards granted to him during the first three years of service, (vi) one year of service-vesting credit (but not performance-vesting credit) for the remainder of the annual equity-based long-term incentive awards granted to him, (vii) each vested stock option held by Mr. Casserley will remain exercisable for three years following the termination date or, if earlier, the normal expiration date of the stock option, and (viii) accrued benefits including any annual incentive compensation awards earned but unpaid for any completed fiscal year. For purposes of determining the service-vesting credit described above each annual equity-based long-term incentive award will be deemed to have been granted not later than April 30th of the year of grant and vest at a rate not greater less than 1/3rd per year on each of the first three anniversaries of the date of grant.

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

Further information regarding the change of control and severance provisions in our named executive officers’ other than Mr. Casserley employment and restrictive covenant agreements are contained in the section entitled “Compensation Tables—Potential Payments to Named Executive Officers other than the CEO Upon Termination or Change of Control” as well as “—Payments to our Former Group CEO and to the Former CEO of WNA.”

Stephen Hearn

In connection with his promotion to Deputy CEO, on October 16, 2012, Mr. Hearn entered into an amended employment agreement which became effective on January 1, 2013 and provides (i) an annual base salary of £530,000 (or $828,920); (ii) an annual incentive award with a target value of 200% of his base salary; and (iii) an annual long-term incentive award of 260% of his base salary at target. The employment agreement does not have a fixed term. Pursuant to Mr. Hearn’s amended employment agreement, if Mr. Hearn’s employment is terminated by the Company without Cause or by the executive for Good Reason, he would be entitled to: (i) an amount equal to 150% of the sum of his annual base salary and target annual incentive award, which amount will be offset against any pay provided during the 12-month notice period set forth in the employment agreement or any pay in lieu of notice and will be payable in a lump sum; (ii) a pro-rata portion of his annual incentive award for the year in which the termination of employment occurs, based on actual performance, payable at the same time that annual incentive compensation awards are payable generally; (iii) any annual incentive compensation awards earned but unpaid for any prior fiscal year; and (iv) continuation for 18 months of group medical coverage at the same rate that is applicable to active senior executive officers. In the event that Mr. Hearn’s employment is terminated by the Company without Cause or by the executive for Good Reason within two years following a change of control, Mr. Hearn would be entitled to receive the severance benefits described above, except that the severance payment in prong (i) would be increased to 200% of the sum of his annual base salary and target annual incentive award.

In April 2014, the Compensation Committee approved an amendment to Mr. Hearn’s employment agreement whereby he would receive full service-vesting credit (but not performance vesting credit) for all of his long-term incentive awards if he is terminated by the Company without Cause or by the officer for Good Reason within 24 months following a change of control.

Timothy Wright

Mr. Wright’s employment agreement, dated as of December 17, 2007 and as amended July 19, 2012, provides that Mr. Wright, who originally joined the Company as the Group Chief Operating Officer and currently serves as the CEO of Willis International, is entitled to an annual base salary of £405,000 (or $633,420) and an annual incentive award with a target value equal to 175% of his base salary. As a result of an increase of responsibilities related to his promotion to CEO of Willis International, Mr. Wright received an increase in 2012 in his annual base salary to £500,000 (or $782,000). The employment agreement does not have a fixed term. In the event Mr. Wright’s employment is terminated without “Cause” (as defined in his employment agreement), he will receive severance pay equal to the sum of his annual base salary and target annual incentive compensation award at the time he is served with notice of termination.

In April 2014, the Compensation Committee approved an amendment to Mr. Wright’s employment agreement that would entitle him to receive, in addition to the severance payments described above, in the event of a termination by the Company without cause or by the officer for Good Reason (as defined in the amended employment agreement), the following: (i) a pro-rata portion of his annual incentive compensation award for the year in which termination of employment occurs, based on actual performance, payable at the same time that annual incentive compensation awards are paid generally; (ii) continued medical coverage at the active employment rate for up to 12 months or, in lieu of such coverage monthly payments equal to premium rates; (iii) one additional year of service-vesting credit (but not performance-vesting credit) for each of his long-term incentive awards; and (iv) each vested stock option held by him will remain exercisable until the earlier of one year following the termination date (or, if later, the post-termination expiration date specified in the applicable stock option agreement) and the normal expiration date of the stock option. In the event he was terminated by the Company without Cause or by the officer for Good Reason within 24 months following a change of control, he would be entitled to receive (i) an amount equal to two times the sum of annual base salary and target annual incentive compensation award; (ii) a pro-rata portion of his target annual incentive compensation award for the year in which termination of employment occurs, payable at the same time that annual incentive compensation awards are paid generally; (iii) continued medical coverage at the active employment rate for up to 12 months or, in lieu of such coverage monthly payments equal to premium rates; (iv) full service-vesting credit (but not performance vesting credit) for all of his long-term incentive awards; and (v) each vested stock option held by him will remain exercisable until the earlier of one year following the termination date (or, if later, the post-termination expiration date specified in the applicable stock option agreement) and the normal expiration date of the stock option.

Todd Jones

Mr. Jones’ employment agreement, effective as of July 1, 2013, provides that Mr. Jones is entitled to an annual base salary of $600,000 and an annual incentive award with a target value equal to 125% of his annualized base salary. Prior to July 1, 2013 Mr. Jones’ annual base salary was $500,000. Effective April 2014, his base salary will increase to $700,000 and his annual incentive award will have a target value equal to 150% of his annualized base salary. The employment agreement does not have a fixed term. In the event Mr. Jones’ employment is terminated without “Good Cause” or Mr. Jones resigns for “Good Reason” (as such terms are defined in his employment agreement), he will receive severance payments equal to the sum of his annual base salary and target annual incentive compensation award at the time of his employment termination.

In April 2014, the Compensation Committee approved an amendment to Mr. Jones’ employment agreement that would entitle him to receive, in addition to the severance payments described above, in the event of a termination by the Company without cause or by the officer for Good Reason (as defined in the amended employment agreement), the following: (i) a pro-rata portion of his annual incentive compensation award for the year in which termination of employment occurs, based on actual performance, payable at the same time that annual incentive compensation awards are paid generally; (ii) continued medical coverage at the active employment rate for up to 12 months or, in lieu of such coverage monthly payments equal to premium rates; (iii) one additional year of service-vesting credit (but not performance-vesting credit) for each of his long-term incentive awards; and (iv) each vested stock option held by him will remain exercisable until the earlier of one year following the termination date (or, if later, the post-termination expiration date specified in the applicable stock option agreement) and the normal expiration date of the stock option. In the event he was terminated by the Company without Cause or by the officer for Good Reason within 24 months following a change of control, he would be entitled to receive (i) an amount equal to two times the sum of annual base salary and target annual incentive compensation award; (ii) a pro-rata portion of his target annual incentive compensation award for the year in which termination of employment occurs, payable at the same time that annual incentive compensation awards are paid generally; (iii) continued medical coverage at the active employment rate for up to 12 months or, in lieu of such coverage monthly payments equal to premium rates; (iv) full service-vesting credit (but not performance vesting credit) for all of his long-term incentive awards; and (v) each vested stock option held by him will remain exercisable until the earlier of one year following the termination date (or, if later, the post-termination expiration date specified in the applicable stock option agreement) and the normal expiration date of the stock option.

Michael Neborak

Mr. Neborak’s employment agreement effective as of July 6, 2010 provided for an annual base salary of $500,000, which the Committee increased to $600,000 based on the results of a market review, and an annual incentive award with a target value equal to 100% of his base salary. The employment agreement did not have a fixed term. In the event Mr. Neborak was terminated without “cause,” the employment agreement provided that he would receive severance pay equal to 12 months of base salary. The Company has also entered into a separate restrictive covenant agreement with Mr. Neborak effective as of August 2, 2010, which provided, in part, that we may require that Mr. Neborak refrain from undertaking any activity deemed to be in competition with the Company for a period of up to 12 months following termination of employment, in exchange for monthly payments equivalent to his base salary and the provision of continued medical coverage during such period.

Victor Krauze

Mr. Krauze’s employment agreement, effective as of December 3, 2010, and promotion letter, dated as of April 8, 2011, provided for a base salary of $625,000 which the Committee increased to $700,000 in response to market conditions.

On July 1, 2013, Mr. Krauze entered into a letter agreement, which superseded his employment agreement and promotion letter and provided that he would cease serving as CEO of Willis North America, but continue to serve as Chairman of Willis North America, Inc. Under the letter agreement, Mr. Krauze would continue to receive the same annual base salary and was eligible to receive a discretionary bonus with respect to the Company’s 2013 fiscal year.

Upon ceasing to serve as CEO of Willis North America, Inc., Mr. Krauze became entitled to the following severance payments and benefits under the letter agreement, on terms consistent with those set forth in the October 16, 2012 amendment to his promotion letter: (i) 12 months of salary continuation; (ii) reimbursement for COBRA coverage for 12 months; (iii) vesting of deferred compensation and deferred cash awards; and (iv) vesting of outstanding equity awards.

Joseph Plumeri’s Employment Agreement (Former CEO)

On January 6, 2013 Mr. Plumeri resigned as the Group CEO. Mr. Plumeri continued to serve as non-executive chairman and as an employee of Willis North America, Inc., a subsidiary of the Company until his retirement on July 7, 2013. Until his retirement, all of the terms of Mr. Plumeri’s existing employment agreement dated as of January 1, 2010, remained in effect, except as amended on October 16, 2012 to reflect his duties, responsibilities and reduced time commitment to the Company as non-executive chairman beginning on January 7, 2013. The rationale for the new arrangements with Mr. Plumeri was to facilitate a seamless transition with the Company’s new CEO, particularly in light of Mr. Plumeri’s long tenure, deep industry knowledge and relationships. The amendment to Mr. Plumeri’s employment agreement also satisfied the requirements for his retirement or earlier resignation to constitute a “mutual retirement” for purposes of Mr. Plumeri’s unvested RSU awards and, as a result, upon Mr. Plumeri’s retirement or his earlier resignation the service requirements for Mr. Plumeri’s RSU awards were be waived.

Under his employment agreement, Mr. Plumeri’s annual base salary of $1,000,000, which was not increased since he joined Willis in October 2000, was maintained through his retirement date. Similarly, Mr. Plumeri was eligible to receive a pro-rata annual incentive compensation award for 2013, subject to the achievement of performance targets to be determined by the Compensation Committee. Mr. Plumeri’s employment agreement provided for threshold, target and maximum annual incentive payout percentages for 2013 of 250%, 375% and

500% of base salary. Mr. Plumeri also continued to receive a pro rata portion of his annual deferred compensation credit of $800,000, the last installment of which was contributed on April 15, 2013. Mr. Plumeri was not entitled to receive a long-term incentive award during 2013.

Potential Payments to our Group CEO Upon Termination or Change of Control

The following table shows the estimated payments and benefits that our Group CEO would have received if his employment had terminated or a Change of Control (defined below) occurred on December 31, 2013.

Dominic Casserley	Severance ($)	Value of Unvested Deferred Cash Awards ($)(3)	Total Payments on Termination ($)	Welfare/ Other ($)	Intrinsic Value of Unvested Share-Based Awards ($)(5)
Termination by the Company without Cause or by the officer with Good Reason(1)(6)	10,061,000	—	10,061,000	882	4,945,494
Termination on Change of Control(2)(6)	10,061,000	—	10,061,000	882	4,945,494
Termination for Other Reasons(4)	3,561,000	—	3,561,000	—	4,945,494
Change of Control(5)(6)	—	—	—	—	4,945,494

(1)	Mr. Casserley’s employment agreement provides that in the event that his employment is terminated by the Company without Cause, Mr. Casserley resigns for Good Reason or Mr. Casserley is terminated as a result of the non-renewal of his employment agreement by the Company within the first four years of employment (a “Qualifying Termination”), Mr. Casserley would be entitled to the following severance payments and benefits: (i) an amount equal to two times the sum of his annual base salary and target annual incentive award, payable in installments over 24 months (the “Severance Payment”), (ii) a pro-rata portion of his annual incentive award for the year in which the termination of employment occurs, based on actual performance, payable at the same time that annual incentive compensation awards are payable generally, (iii) payment of the employment commencement transition award of $1,500,000, to the extent unpaid, (iv) continued medical coverage at the active employee rate for Mr. Casserley, his spouse and then covered dependents for up to 18 months, and (v) accrued benefits including any annual incentive compensation awards earned but unpaid for any completed fiscal year.

Further, Mr. Casserley’s employment agreement and equity award agreements provide that in the event of a Qualifying Termination, Mr. Casserley is entitled to (i) two years of additional service-vesting credit (but not performance-vesting credit) for one half of the annual equity-based long-term incentive awards granted to him during the first three years of service, (ii) one year of service-vesting credit (but not performance-vesting credit) for the remainder of the annual equity-based long-term incentive awards granted to him. For purposes of determining the service-vesting credit described above each annual equity-based long-term incentive award will be deemed to have been granted not later than April 30th of the year of grant and vest at a rate not greater less than 1/3rd per year on each of the first three anniversaries of the date of grant.

(2)	Mr. Casserley’s employment agreement and equity award agreements provides that in the event of a Qualifying Termination within two years following a Change in Control, Mr. Casserley would be entitled to the severance payments and benefits described in footnote (1) above; provided, that the Severance Payment would be paid in a lump sum and Mr. Casserley would receive full service-vesting credit (but not performance-vesting credit) for each of the annual equity-based long-term incentive awards granted to him.
(3)	Mr. Casserley has not been granted any deferred cash awards.
(4)

Mr. Casserley’s employment agreement provides that in the event that his employment is terminated due to death or disability, Mr. Casserley would be entitled to (i) payment of the employment commencement transition award of $1,500,000, to the extent unpaid, (ii) a pro-rata portion of his annual incentive award for the year in which the termination of employment occurs, based on actual performance, payable at the same time that annual incentive compensation awards are payable generally and (iii) full acceleration of all equity incentive awards granted to Mr. Casserley in 2013.
(5)	Mr. Casserley is not entitled to any automatic payments or benefits upon the occurrence of a Change in Control; however, the Board has the discretion to accelerate the vesting of all outstanding equity awards upon a Change in Control.

For purposes of this section it has been assumed that the Company has exercised its discretion to fully vest equity awards (at the target level of achievement) held by Mr. Casserley. The table above shows the intrinsic value of all unvested option and RSU awards held by Mr. Casserley as of December 31, 2013.

(6)	The term “Cause” means (i) indictment for, conviction of or plea of no contest or guilty to, a misdemeanor involving sexual misconduct or to a felony under U.S. federal or state law, or equivalent crime under the laws of the United Kingdom, (ii) willful misconduct with regard to his material duties and responsibilities with the Company, (iii) willful breach of material obligations under Mr. Casserley’s employment agreement, (iii) drug addiction or habitual intoxication that adversely effects job performance or the reputation or best interests of the Company; or (iv) commission of fraud, embezzlement, misappropriation of funds, willful breach of fiduciary duty or willfully engaging in a material act of dishonesty against the Company.

The term “Good Reason” means (i) any change in title such that Mr. Casserley is not the Chief Executive Officer or the most senior executive officer of the Company, or any requirement that Mr. Casserley report to any member of the Board on a regular basis who has material operational responsibilities, (ii) the failure to pay, or to make a timely grant of, any material amount of compensation or any material benefit under Mr. Casserley’s employment agreement, (iii) any material adverse change in duties, responsibilities or authority, or the assignment to Mr. Casserley of any duties materially inconsistent with his position as the most senior executive officer of the Company, or the failure of Mr. Casserley to report directly to the Board, (iv) the failure to nominate Mr. Casserley as a candidate for election or re-election to the Board, (v) any relocation of Mr. Casserley’s principal office to a location other than New York, New York, or London, England, metropolitan areas, or (vi) any material breach of this Mr. Casserley’s employment agreement.

The term “Change in Control” means (i) the acquisition of ownership, directly or indirectly, beneficially or of record, by any person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder as in effect on the date hereof), of equity interests representing more than 30% of the aggregate ordinary voting power represented by the issued and outstanding equity interests of the Company; (ii) occupation of a majority of the seats (other than vacant seats) on the Board by persons who were neither (1) nominated by the board of directors of the Company nor (2) appointed by directors so nominated; provided a person shall not be deemed so nominated or appointed if such nomination or appointment is the result of a proxy contest or a threatened proxy contest; (iii) a merger, consolidation or other corporate transaction such that the shareholders of the Company immediately prior to such transaction do not own more than 50% of the aggregate ordinary voting power of the surviving entity (or its parent) immediately after such transaction in approximately the same proportion to each other as immediately prior to the transaction; or (iv) the sale of all or substantially all of the assets of the Company.

Potential Payments to Named Executive Officers other than the CEO Upon Termination or Change of Control

The following table sets forth the estimated payments and benefits our named executive officers other than the CEO would have received assuming the named executive officer was terminated or a change of control occurred on December 31, 2013.

Name	Severance ($)	Value of Unvested Deferred Cash Awards ($)	Total Payments on Termination ($)	Welfare/ Other ($)	Intrinsic Value of Unvested Share-Based Awards ($)(1)
Michael Neborak
Termination by the Company without Cause or by the officer with Good Reason(2)(5)	600,000	201,375	801,375	17,628	2,131,446
Termination on Change of Control(3)	600,000	201,375	801,375	17,628	2,131,446
Termination for Other Reasons(4)(5)	600,000	201,375	801,375	17,628	2,131,446
Change of Control(6)	—	201,375	201,375	—	2,131,446
Stephen Hearn(7)
Termination by the Company without Cause or by the officer with Good Reason(2)(8)	5,564,626	257,625	5,822,251	882	4,820,119
Termination on Change of Control(3)(8)	6,881,177	257,625	7,138,802	882	4,820,119
Termination for Other Reasons(4)	—	257,625	257,625	—	4,820,119
Change of Control(6)	—	257,625	257,625	—	4,820,119
Timothy Wright(7)
Termination by the Company without Cause or by the officer with Good Reason(2)(8)	2,277,055	268,500	2,545,555	—	3,422,532
Termination on Change of Control(3)(8)	2,277,055	268,500	2,545,555	—	3,422,532
Termination for Other Reasons(4)	—	268,500	268,500	—	3,422,532
Change of Control(6)	—	268,500	268,500	—	3,422,532
Todd Jones
Termination by the Company without Cause or by the officer with Good Reason(2)(8)	1,350,000	103,050	1,453,050	—	1,364,834
Termination on Change of Control(3)(8)	1,350,000	103,050	1,453,050	—	1,364,834
Termination for Other Reasons(4)	—	103,050	103,050	—	1,364,834
Change of Control(6)	—	103,050	103,050	—	1,364,834

(1)	Mr. Hearn’s amended employment agreement provides that in the event that his employment is terminated by the Company without Cause or Mr. Hearn resigns for Good Reason, any options, restricted shares, deferred cash or other long term incentive awards due to vest during the twelve month period following the termination date will vest on the termination date. “Cause” is defined as (i) gross and or chronic neglect of duties, (ii) conviction of an offence involving moral turpitude, (iii) dishonesty, embezzlement, fraud or other material willful misconduct in connection with employment, (iv) the issuance of any final order for removal as an associate or officer of the Company by any regulatory authority, (v) violation of any obligation or confidence, fiduciary duty, duty of loyalty or other material obligation owed to the Company in any employment or other agreement with the Company or implied as common law, (vi) material breach of the Company’s code of ethics, or (vii) failure to maintain any insurance or license necessary for the performance of duties to the Company. “Good Reason” is defined as (i) a reduction in base salary or a material adverse reduction in benefits (other than (a) in the case of base salary a reduction offset by an increase in bonus opportunity upon the attainment of reasonable performance goals or (b) a general reduction in compensation or benefits affecting a broad group of employees), (ii) a material adverse reduction in principal duties and responsibilities or (iii) a significant transfer away from his primary service area or primary workplace other than as permitted by existing service contracts.

The Board may, in its discretion, accelerate each of the unvested option, RSU and deferred cash awards held by Messrs. Neborak, Hearn, Wright and Jones upon a termination of employment by the Company without cause.

For purposes of this section, it has been assumed that the Company has exercised its discretion to fully vest the option, RSU and deferred cash awards (at the target level of achievement) held by Messrs. Neborak, Hearn, Wright and Jones. The table above shows the intrinsic value of all unvested option, RSU and deferred cash awards held by the executives as of December 31, 2013.

(2)	Mr. Neborak’s employment agreement provides that in the event his employment was terminated by the Company without Cause, the executive would receive severance pay equal to 12 months of base salary. “Cause” was defined as (i) gross and or chronic neglect of duties, (ii) conviction of a felony or misdemeanor involving moral turpitude, (iii) material willful dishonesty, embezzlement, fraud or other material willful misconduct in connection with employment, (iv) the issuance of any final order for removal as an associate of the Company by any state or federal regulatory agency, (v) violation of the restrictive covenant provisions in an employment agreement or other agreement with the Company, (vi) material breach of any material duty owed to the Company, including, without limitation the duty of loyalty, (vii) material breach of any other material obligations under an employment or other agreement with the Company, (viii) material breach of the Company’s code of ethics, (ix) failure to achieve reasonable performance goals as specified by the Company or (x) failure to maintain any insurance or license necessary for the performance of duties to the Company.

Mr. Hearn’s employment agreement provides that in the event Mr. Hearn’s employment is terminated by the Company without Cause or Mr. Hearn resigns for Good Reason, he would be entitled to: (i) an amount equal to 150% of the sum of his annual base salary and target annual incentive award, which amount will be offset against any pay provided during the 12-month notice period set forth in the employment agreement or any pay in lieu of notice and will be payable in a lump sum, (ii) a pro-rata portion of his annual incentive award for the year in which the termination of employment occurs, based on actual performance, payable at the same time that annual incentive compensation awards are payable generally, (iii) any annual incentive compensation awards earned but unpaid for any prior fiscal year, and (iv) continuation of group medical coverage at the same rate that is applicable to active senior executive officers for up to 18 months.

Mr. Wright’s employment agreement provides that in the event he is terminated by the Company for any reason other than for Cause (as defined in footnote 1 above with respect to Mr. Hearn), he will be entitled to receive an amount equal to the sum of his annual base salary and target annual incentive compensation award at the time he is served with notice of termination, which amount will be offset against any pay provided during the six-month notice period set forth in the employment agreement or any pay in lieu of notice and will be payable in a lump sum.

Mr. Jones’ employment agreement provides that in the event that his employment is terminated without Good Cause or Mr. Jones resigns for Good Reason, he will be entitled to receive an amount equal to the sum of his annual base salary and target annual incentive compensation award at the time of his employment termination. “Cause is defined as (i) gross and or chronic neglect of duties, (ii) conviction of a felony or misdemeanor involving moral turpitude, (iii) dishonesty, embezzlement, fraud or other material willful misconduct in connection with employment, (iv) the issuance of any final order for removal as an associate of the Company by any state or federal regulatory agency, (v) violation of the restrictive covenant provisions in an employment agreement or other agreement with the Company, (vi) material breach of any material duty owed to the Company, including, without limitation the duty of loyalty, (vii) material breach of any other material obligations under an employment or other agreement with the Company, or (viii) material breach of the Company’s code of ethics. “Good Reason” is defined as (i) a material reduction in status, title, position, authority or responsibilities, (ii) a reduction in base salary, (iii) a material breach of any material provision of Mr. Jones’ employment agreement or (iv) a requirement that Mr. Jones relocate his office by more than 35 miles.

(3)	The occurrence of a Change of Control will not trigger any automatic cash payments to Messrs. Neborak, Hearn and Wright however, pursuant to his amended employment agreement, upon a termination of employment by the Company without Cause within two years following a Change of Control, Mr. Hearn is entitled to an enhanced severance payment. The enhanced severance payment is equal to 200% (rather than 150%) of the sum of his annual base salary and target annual incentive award, which amount will be offset against any pay provided during the 12-month notice period set forth in his employment agreement or any pay in lieu of notice. Further, the deferred cash awards held by the executives may, in the discretion of the Compensation Committee, vest and become payable and, as described below, certain option and RSU awards held by the executives will vest.

The amounts payable to Messrs. Neborak Hearn, Wright and Jones in respect of termination of employment on December 31, 2013 in connection with a Change of Control would be calculated on the same basis described in Termination by the Company without Cause above.

Mr. Neborak’s employment agreement provided that in the event of Change of Control all of his RSUs and options would immediately vest in full. All other RSU, option and deferred cash awards may vest upon the occurrence of a Change of Control, in the sole discretion of the Board.

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

For purposes of this section it has been assumed that the Company has exercised its discretion to fully vest the option, RSU and deferred cash awards (at the target level of achievement) held by Mr. Neborak, Hearn, Wright and Jones to the extent that such awards do not automatically vest in full. The table above shows the intrinsic value of all unvested option, RSU and deferred cash awards held by the executives as of December 31, 2013.

(4)

The unvested option, RSU and deferred cash awards held by Messrs. Neborak, Hearn, Wright and Jones each vest in full upon a termination of employment due to death or permanent disability; provided, that, performance-based option and deferred cash awards only vest to the extent that performance targets have been achieved on the date of termination of employment. In addition, the Board, in its sole discretion, may accelerate the vesting of all option, RSU and deferred cash awards upon a termination of employment due to retirement.

For purposes of this section it has been assumed that the Company has exercised its discretion to fully vest the option, RSU and deferred cash awards (at the target level of achievement) held by Messrs. Neborak, Hearn, Wright and Jones to the extent that such awards do not automatically vest in full. The table above shows the intrinsic value of all unvested option, RSU and deferred cash awards held by the executives as of December 31, 2013.

(5)	Mr. Neborak entered into restrictive covenant agreements with the Company, effective on August 2, 2010. The agreement provided, in part, that for a period of 12 months directly following his termination of employment for any reason the executive must refrain from working for, engaging or generally having a financial interest in certain of the Company’s competitors. During the non-compete period, the Company would have been obligated to make payments to the officer equal to the base salary payments the executive would have received if he had remained in the Company’s employ during such period. In addition, the Company would have been required to pay for the cost of the officer’s medical coverage during the non-compete period. The Company could have elected to shorten the non-competition period for Mr. Neborak, in which case the Company would have only been obligated to provide the officer with the base salary payments and medical benefits described above during the shortened non-compete period.

The table above shows the payments Mr. Neborak would have received had a termination of employment taken place on December 31, 2013, assuming that payments and benefits were provided for the full 12 month non-compete period.

(6)	The occurrence of a Change of Control will not trigger any automatic cash payments to Messrs. Neborak, Hearn, Wright and Jones. However, as described in Termination by the Company on Change of Control above, the option, RSU and deferred cash awards held by the executives may vest upon the occurrence of a Change of Control, in the sole discretion of the Board.

For the purpose of this section, it has been assumed that the Company has exercised its discretion to fully vest the option, RSU and deferred cash awards (at the target level of achievement) held by Messrs. Neborak, Hearn, Wright and Jones to the extent that such awards do not automatically vest in full. The table above shows the intrinsic value of all unvested option, RSU and deferred cash awards held by the executives as of December 31, 2013.

(7)	Messrs. Hearn and Wright receive their salaries and annual incentive compensation awards in pounds sterling. The dollar figures shown have been calculated at the exchange rate as at December 31, 2013 (£1: $1.656).

(8)	In April 2014, the Compensation Committee approved an amendment to Mr. Hearn’s employment agreement whereby he would receive full service-vesting credit (but not performance vesting credit) for all of his long-term incentive awards if he is terminated by the Company without Cause or by the officer for Good Reason within 24 months following a change of control.

In April 2014, the Compensation Committee approved an amendment to Mr. Wright’s and Mr. Jones’ employment agreements that would entitle each of them to receive, in addition to the severance payments described above, in the event of a termination by the Company without cause or by the officer for Good Reason (as defined in the amended employment agreement), the following: (i) a pro-rata portion of the officer’s annual incentive compensation award for the year in which termination of employment occurs, based on actual performance, payable at the same time that annual incentive compensation awards are paid generally; (ii) continued medical coverage at the active employment rate for up to 12 months or, in lieu of such coverage monthly payments equal to premium rates; (iii) one additional year of service-vesting credit (but not performance-vesting credit) for each of his long-term incentive awards; and (iv) each vested stock option held by him will remain exercisable until the earlier of one year following the termination date (or, if later, the post-termination expiration date specified in the applicable stock option agreement) and the normal expiration date of the stock option. In the event he was terminated by the Company without Cause or by the officer for Good Reason within 24 months following a change of control, he would be entitled to receive (i) an amount equal to two times the sum of annual base salary and target annual incentive compensation award; (ii) a pro-rata portion of his target annual incentive compensation award for the year in which termination of employment occurs, payable at the same time that annual incentive compensation awards are paid generally; (iii) continued medical coverage at the active employment rate for up to 12 months or, in lieu of such coverage monthly payments equal to premium rates; (iv) full service-vesting credit (but not performance vesting credit) for all of his long-term incentive awards; and (v) each vested stock option held by him will remain exercisable until the earlier of one year following the termination date (or, if later, the post-termination expiration date specified in the applicable stock option agreement) and the normal expiration date of the stock option.

Payments to our Former Group CEO and to the Former CEO of WNA

Mr. Plumeri resigned as Group CEO on January 6, 2013 and retired on July 7, 2013. In accordance with the terms of his employment agreement, upon Mr. Plumeri’s retirement, he became entitled to receive a pro-rata portion of his annual incentive award for the 2013 fiscal year, based on actual performance for such year. In 2014 a pro-rata award of $1,678,125 was paid to Mr .Plumeri. In addition, in accordance with the terms of his employment agreement, the service requirements for Mr. Plumeri’s RSU awards were waived upon Mr. Plumeri’s retirement and he became vested in $7,027,706 of RSUs, based on closing price for our ordinary shares on July 7, 2013.

Mr. Krauze ceased to serve as CEO of WNA on July 1, 2013. Pursuant to his July 1, 2013 letter agreement with WNA, which contains severance terms that are consistent with the October 16, 2012 amendment to his promotion letter, Mr. Krauze become entitled to receive: (i) 12 months of salary continuation, which is equivalent to $700,000, (ii) reimbursement for COBRA coverage for 12 months, with an estimated value of $12,653, and (iii) full vesting of his outstanding equity and deferred cash awards. The total value of such accelerated vesting is $1,361,994 based on the closing price for our ordinary shares on July 1, 2013.

Compensation Risk Analysis

In October 2013, at the request of the Compensation Committee, Towers Watson (its current independent Compensation Consultant) worked with management to conduct a full risk assessment of the Company’s compensation programs. This assessment included an inventory of incentive compensation plans then in place at the Company, a review of the design and features of the Company’s material compensation programs with key members of management responsible for such programs and an assessment of program design and features relative to compensation risk factors.

With assistance from the Company’s management, Towers Watson, also reviewed the Company’s risk profile and related risk management processes and the findings of the compensation risk assessment to determine if any material risks were deemed to be likely to arise from the Company’s compensation policies and programs and to determine whether these risks would be reasonably likely to have a material adverse effect on its business. The determination, which was reviewed and affirmed by management and the Compensation Committee, was that the Company’s pay plans and policies were not reasonably likely to have a material adverse effect on the Company.

Non-Employee Director Compensation

All non-employee directors (i.e., all directors other than Messrs. Casserley and Plumeri), receive an annual cash retainer fee of $100,000. In addition, (i) the Chairman of the Compensation Committee, the Chairman of the Governance Committee and the Chairman of the Risk Committee each receives an annual cash fee of $20,000; (ii) the Chairman of the Audit Committee receives an annual cash fee of $30,000; and (iii) the other members of the Audit Committee receive an annual cash fee of $10,000. The Presiding Independent Director, if any, receives an annual cash fee of $35,000. The non-executive Chairman of the Board receives an annual fee of $150,000 payable 50% in equity and 50% in cash, provided that the non-executive Chairman may elect to receive the fee 100% in equity. In 2013, the fee paid to Mr. McCann was made 50% in equity and 50% in cash. Accordingly, he received 1,781 RSUs on August 12, 2013 that will vest in full on August 12, 2014. Mr. McCann has already elected to receive his 2014 fee 100% in equity.

In addition, as part of their annual compensation, each non-employee director who is elected at the Company’s Annual General Meeting of Shareholders also receives time-based equity equivalent in value to $100,000 (based on the closing price of the Company’s shares as quoted on the NYSE on the date of grant) that vest in full on the one-year anniversary of the grant date. On August 12, 2013, the non-employee directors received 2,375 RSUs that will vest in full on August 12, 2014.

Non-employee directors are subject to share ownership guidelines that require them to hold Company shares equal to the lesser of 3.5 times the directors’ cash retainer of $100,000 (i.e., $350,000) or 10,000 shares within five years. Incumbent directors must comply by 2016 (i.e., five years of adoption of the guidelines). Ordinary shares, deferred shares, share equivalents, RSUs and restricted shares count toward satisfying the guidelines, but options to purchase shares do not. Each director is prohibited from transferring these shares until six months after he or she leaves Board service (other than to satisfy tax obligations on the vesting/distribution of existing equity awards), but is permitted to transfer any shares in excess of this amount. In the event a non-employee director has not acquired this threshold of shares, he or she is prohibited from transferring any Company shares (other than to satisfy tax obligations on the vesting/distribution of existing equity awards). In the case of financial hardship, the ownership guidelines would be waived until the hardship no longer applies or such appropriate time as the Compensation Committee determines. All directors who have been a member of the Board for at least five years satisfy the guidelines.

Sir Jeremy Hanley receives an additional annual fee of £50,000 for serving on the board of directors of Willis Limited, the Company’s principal insurance broking subsidiary outside of the USA. He has been a member of the Willis Limited board of directors since March 12, 2008 and he also serves on the Willis Limited board of directors’ audit committee.

The following table sets forth cash and other compensation paid or accrued to the non-employee directors of the Company during 2013.

Name of Non-Employee Director	Fees Earned or Paid in Cash ($)	Option Awards ($)	Share Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Joseph Califano (retired 7/23/13)	56,250	—	—	34,875	91,125
Anna C. Catalano	100,000	—	99,988	—	199,988
Sir Roy Gardner(3)	120,000	—	99,988	—	219,988
Sir Jeremy Hanley(4)	110,000	—	99,988	—	209,988
Robyn S. Kravit(5)	105,625	—	99,988	113,258	318,871
Jeffrey Lane (retired 7/23/13)	56,250	—	—	—	56,250
Wendy E. Lane(6)	130,000	—	99,988	93,205	323,193
Francisco Luzón (joined 7/23/13)	44,022	—	99,988	—	144,010
James F. McCann(7)	174,239	—	174,968	14,966	364,173
Jaymin Patel (joined 7/23/13)	44,022	—	99,988	—	144,010
Douglas B. Roberts(8)	130,000	—	99,988	41,545	271,533
Michael J. Somers	104,402	—	99,988	—	204,390
Jeffrey W. Ubben (joined 7/23/13)	44,022	—	99,988	—	144,010

(1)	Each of the directors received 2,375 RSUs on August 12, 2013 which vest in full on August 12, 2014 (other than Joseph Califano and Jeffrey Lane who retired from the Board effective July 23, 2013). Mr. McCann received an additional 1,781 RSUs as part of his Chairman fees which will also vest on August 12, 2014. The value shown is the full fair value as at the date of grant.
(2)	In connection with the Company’s redomicile to Ireland, the Company agreed to indemnify any director in the event they may need to pay additional taxes as a result of the redomicile. The above amounts reflect the gross-up payment made to the non-employee directors in 2013 in connection with taxes paid by them for the 2012 fiscal year. In the case of Ms. Lane, it also reflects $46,748 paid for the 2011 fiscal year. The Company also hired Ernst & Young in Dublin, Ireland to prepare the directors’ Irish 2013 tax returns which is expected to be less than $50,000 in the aggregate.
(3)	The above fees reflect Sir Roy Gardner’s role as the Chairman of the Risk Committee.
(4)	The above fees reflect Sir Jeremy Hanley’s role as a member of the Audit Committee. As noted above, he also receives an annual cash fee of £50,000 in connection with his service as a director on the Willis Limited board of directors.
(5)	The above fees reflect Ms. Kravit’s role as a member of the Audit Committee until July 23, 2013 when she became a member of the Risk Committee.
(6)	The above fees reflect Ms. Lane’s role as the Chairman of the Compensation Committee and a member of the Audit Committee.
(7)	The above fees reflect Mr. McCann’s role as Presiding Independent Director until July 7, 2013, non-executive Chairman of the Board from July 8, 2013 until December 31, 2013 and Chairman of the Governance Committee.
(8)	The above fees reflect Mr. Roberts’ role as the Chairman of the Audit Committee.

As of December 31, 2013, the non-employee directors owned the following equity (which includes any RSUs, the settlement of which has been deferred):

	Shares	RSUs	Deferred RSUs	Options
Anna C. Catalano	9,409	2,375	1,361	30,000
Sir Roy Gardner	15,679	2,375	—	30,000
Sir Jeremy Hanley	14,487	2,375	3,189	30,000
Robyn S. Kravit	7,581	2,375	1,361	—
Wendy E. Lane	9,259	2,375	—	30,000	(1)
Francisco Luzón	6,760	2,375	—	—
James F. McCann	10,259	4,156	1,361	—
Jaymin Patel	—	2,375	—	—
Douglas B. Roberts	14,007	2,375	3,189	15,000	(1)
Michael J. Somers	4,034	2,375	—	—
Jeffrey W. Ubben	—	2,375	—	—

(1)	Represents options that were amended such that the owner would receive the intrinsic value in cash upon exercise rather than shares. These were all exercised in 2014.

For more information regarding the number of shares beneficially owned by each director as of April 23, 2014, see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2013, about the securities authorized for issuance under our equity compensation plans, and is categorized according to whether or not the equity plan was previously approved by shareholders:

Plan Category	Number of shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Shares Remaining Available for Future Issuance
Equity Compensation Plans Approved by Security Holders	16,021,940	(2)	36.27	1,093,230	(3)
Equity Compensation Plans Not approved by Security Holders	150,235	(4)	25.20	732,982	(5)

	16,172,175		36.08	1,826,212

(1)	The weighted-average exercise price set forth in this column is calculated excluding RSUs or other awards for which recipients are not required to pay an exercise price to receive the shares subject to the awards.
(2)	Includes options and RSUs outstanding under the 2001 Share Purchase and Option Plan, 2008 Plan and 2012 Plan.
(3)	Represents shares available for issuance pursuant to awards that may be granted under the 2012 Plan (576,025 shares) and the 2010 North American Employee Stock Purchase Plan (517,205 shares).
(4)	Includes options and RSUs outstanding under the following plans that were assumed by Willis in connection with the acquisition by Willis of Hilb, Rogal & Hobbs: the 2000 HRH Plan and the 2007 HRH Plan. No future awards will be granted under the 2000 HRH Plan. The above amounts do not include an aggregate of 45,000 options held by certain non-employee directors pursuant to which they will receive the intrinsic value in cash rather than shares upon exercise of the options. These were subsequently exercised.
(5)	Represents shares that remain available for issuance under the 2007 HRH Plan. Willis is authorized to grant awards under the 2007 HRH Plan until 2017 to employees who were formerly employed by Hilb, Rogal & Hobbs and to new employees who have joined Willis or one of its subsidiaries since October 1, 2008, the date that the acquisition of Hilb, Rogal & Hobbs was completed.

Security Ownership of Certain Beneficial Owners and Management

The following tables show the number of shares beneficially owned, as of April 23, 2014:

•	By each entity which is known to beneficially own 5% or more of our outstanding shares,

•	By each of our current directors and director nominees,

•	By each named executive officer listed in the 2013 Summary Compensation Table; and

•	By each of our current directors and executive officers as group.

The amounts and percentages of our shares beneficially owned are reported in accordance with Rule 13d-3 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of that security, or investment power, which includes the power to dispose of or to direct the disposition of that security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of April 23, 2014 (i.e., June 22, 2014). Also, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest.

5% Beneficial Owners

Name and Address	Number of Shares Beneficially Owned	Percent Beneficially Owned
ValueAct Capital(1) 435 Pacific Avenue, Fourth Floor San Francisco, CA 94133	18,422,600	10.29%
Harris Associates L.P.(2) Harris Associates Inc. Two North LaSalle Street, Suite 500 Chicago, IL 60602	17,605,159	9.83%

(1)	The information is based solely on the Schedule 13D/A filed with the SEC on April 30, 2013 jointly by ValueAct Capital Master Fund, L.P.; VA Partners I, LLC; ValueAct Capital Management, L.P.; ValueAct Capital Management, LLC; ValueAct Holdings, L.P.; and ValueAct Holdings GP, LLC as well as the Form 4 filed with the SEC on March 4, 2014 by all of the foregoing entities as well as Jeffrey W. Ubben.
(2)	The information is based solely on the Schedule 13G/A filed with the SEC on February 13, 2014 by Harris Associates L.P. and its general partner, Harris Associates Inc. The amount beneficially owned includes 17,353,059 shares over which there is sole voting power and sole dispositive power. As a result of advisory and other relationships with persons who own the shares, Harris Associates L.P. may be deemed to be the beneficial owner of 17,605,159 shares. Percentage of our shares beneficially owned is as reported in their Schedule 13G as of December 31, 2013.

Directors, Director Nominees and Executive Officers

Name and Address(1)	Number of Shares Beneficially Owned(2)	Percent Beneficially Owned
Anna Catalano(3)	40,770	*
Sir Roy Gardner(4)	45,679	*
Sir Jeremy Hanley(5)	47,676	*
Robyn Kravit(6)	8,942	*
Wendy E. Lane	9,259	*
Francisco Luzón	6,760	*
James McCann(7)	11,620	*
Jaymin Patel	0	*
Douglas Roberts(8)	17,196	*
Michael Somers	4,034	*
Jeffrey W. Ubben(9)	18,422,600	10.29%
Dominic Casserley(10)	118,329	*
Stephen Hearn(11)	22,889	*
Todd Jones(12)	80,301	*
Victor Krauze	25,125	*
Michael Neborak	18,969	*
Joseph Plumeri(13)	1,150,000	*
Timothy Wright(14)	126,940	*
All of our Current Directors, Director Nominees and Executive Officers (21 persons)(15)	20,211,750	11.28%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of each of the persons listed below is c/o Willis Group Holdings Public Limited Company, Grand Mill Quay, Barrow Street, Dublin 4, Ireland.
(2)	The number of shares that the directors and executive officers are deemed to have a beneficial interest includes shares under options that will be exercisable and/or RSUs that will vest on or before June 22, 2014 as indicated in the following notes. These shares, however, are not deemed outstanding for purposes of computing percentage of beneficial ownership of any other person.
(3)	Ms. Catalano’s shares beneficially owned include 30,000 options to purchase shares and 1,361 vested RSUs, the settlement of which has been deferred until the earlier of when the director ceases to serve on the Board and January 2, 2017.
(4)	Sir Roy Gardner’s shares beneficially owned include 30,000 options to purchase shares.
(5)	Sir Jeremy Hanley’s shares beneficially owned include 30,000 options to purchase shares and 3,189 vested RSUs, the settlement of which has been deferred until the earlier of when the director ceases to serve on the Board and January 2, 2017.
(6)	Ms. Kravit’s shares beneficially owned includes 1,361 vested RSUs, the settlement of which has been deferred until the earlier of when the director ceases to serve on the Board and January 2, 2017.
(7)	Mr. McCann’s shares beneficially owned includes 1,361 vested RSUs, the settlement of which has been deferred until the earlier of when the director ceases to serve on the Board and January 2, 2017.
(8)	Mr. Roberts’ shares beneficially owned includes 3,189 vested RSUs, the settlement of which has been deferred until the earlier of when the director ceases to serve on the Board and January 2, 2017.
(9)	Includes 18,422,600 ordinary shares beneficially owned by ValueAct Capital Master Fund, L.P., as to which Mr. Ubben may be deemed a beneficial owner. Mr. Ubben disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(10)	Mr. Casserley’s shares beneficially owned include 10,691 time-based RSUs that are scheduled to vest on May 10, 2014 and 22,584 options to purchase shares.

(11)	Mr. Hearn’s shares beneficially owned include 8,117 performance-based options to purchase shares that are scheduled to vest on May 2, 2014 and 8,332 options to purchase shares.
(12)	Mr. Jones’ shares beneficial owned include 3,246 options to purchase shares that are scheduled to vest on May 2, 2014, 12,500 options to purchase shares that are scheduled to vest on May 5, 2014 and 54,166 options to purchase shares.
(13)	Mr. Plumeri’s shares beneficially owned include 1,150,000 options to purchase shares.
(14)	Mr. Wright’s shares beneficially owned include 10,823 performance-based options to purchase shares that are scheduled to vest on May 2, 2014, 25,000 performance-based options to purchase shares that are scheduled to vest on May 5, 2014 and 75,000 options to purchase shares.
(15)	Includes shares beneficially owned by ValueAct Capital Master Fund, L.P., as to which Mr. Ubben may be deemed a beneficial owner. Mr. Ubben disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Related Person Transactions

Willis has adopted written policies and procedures governing the review and approval of transactions between the Company and any of its directors or executive officers, nominees for directors, any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company’s voting securities or their immediate family members (each, a “Related Person”) to determine whether such persons have a direct or indirect material interest. The Company’s directors, nominees for directors and executive officers complete an annual director and officer questionnaire which requires the disclosure of related person transactions. In addition, directors, nominees for directors and executive officers are obligated to advise the Audit Committee of any related person transactions of which they are aware, or become aware, and, in the event that any such transactions involve difficult or complex issues, the directors and executive officers are obligated to advise the Group General Counsel. Further, transactions that are determined to be directly or indirectly material to a Related Person are disclosed in the Company’s Proxy Statement or Annual Report on Form 10-K in accordance with SEC rules. The Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed. In the course of its review and approval or ratification of a disclosable related person transaction, the Audit Committee considers, among other factors it deems appropriate:

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

2013 Related Person Transactions Under Item 404 of Regulation S-K

No transactions are required to be disclosed under Item 404 of Regulation S-K.

Board and Committee Member Independence

Based on the recommendation of the Governance Committee, the Board has determined that, with the exception of Mr. Casserley, (i) all of the current directors and director nominees shown above and (ii) the members of the Audit Committee, Compensation Committee, Governance Committee and the Risk Committee are independent under the relevant Securities and Exchange Commission (“SEC”) rules, NYSE listing standards and the Board’s Director Independence Standards. The Board’s Director Independence Standards are part of the Company’s Corporate Governance Guidelines adopted by the Board and which comply and meet the requirements of the NYSE’s listing standards.

As discussed above, each director has significant experience and affiliations with other organizations. Accordingly, in evaluating the independence of each director, the Governance Committee considered that in the ordinary course of business, the Company provides services (such as insurance broking or consultancy services) to, receives services from or provides charitable donations to organizations affiliated with the directors. In addition, in the ordinary course of business and on an arm’s length basis, Robyn S. Kravit and James F. McCann receive broking or consultancy services from the Company on a personal basis. However, the Governance Committee determined that, in all of the above cases, the transactions do not impair the relevant director’s independence under the applicable SEC rules, NYSE listing standards or the Company’s Governance Guidelines.

Item 14 — Principal Accounting Fees and Services

The following fees have been, or will be, billed by Deloitte LLP and their respective affiliates for professional services rendered to the Company for the fiscal years ended December 31, 2013 and December 31, 2012.

	2013	2012
	($ in thousands)
Audit fees(1)	7,225	6,942
Audit related fees(2)	377	227
Tax fees(3)	132	170
All other fees(4)	14	980

Total fees	7,748	8,319

(1)	Fees for the audits of the Company’s annual financial statements and reviews of the financial statements included in the Company’s quarterly reports for that fiscal year and services relating to the Company’s 2013 debt offering ($139,000).
(2)	Audit related fees relate primarily to professional services such as employee benefit plan audits and non-statutory audits.
(3)	Tax fees comprise fees for various tax compliance engagements.
(4)	All other fees in 2013 relate to a compensation study in India. All other fees in the prior year relate primarily to assist with the Company’s internal review of certain payments made by our U.K. subsidiary between 2005 and 2009.

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

EXHIBIT A

RECONCILIATION OF GAAP TO NON-GAAP INFORMATION

I.	Adjusted EBITDA

The following table reconciles net income to adjusted EBITDA for the twelve months ended December 31, 2013 and 2012.

Reconciliation of net income (loss) to Adjusted EBITDA:

	Year ended December 31,
	2013	2012
	(millions)

Net income (loss) attributable to Willis Group Holdings, GAAP basis	$365	$(446)

Net income attributable to noncontrolling interest	12	13
Interest in earnings of associates, net of tax	—	(5)
Income taxes	122	101
Loss on extinguishment of debt	60	—
Interest expense	126	128
Depreciation	94	79
Amortization of intangible assets	55	59
(Gain) loss on disposal of operations	(2)	3
Expense reduction initiative(a)	41	—
Fees related to the extinguishment of debt	1	—
Goodwill impairment charge(b)	—	492
Write-off of unamortized cash retention award(c)	—	200
2012 cash bonus accrual(d)	—	252
Insurance recovery(e)	—	(10)
India joint venture settlement(f)	—	11
Write-off of uncollectible accounts receivable(g)	—	13

Adjusted EBITDA	$874	$890

(a)	Charge related to the assessment of the Company’s organization design.
(b)	Non-cash charge recognized related to the impairment of the carrying value of the North America reporting unit’s goodwill.
(c)	Write-off of unamortized cast retention awards following the replacement of annual cash retention awards with annual cash bonuses which will not feature a repayment requirement.
(d)	Additional incentive accrual recognized following the replacement of annual cash retention awards with annual cash bonuses which will not feature a repayment requirement.
(e)	Insurance recovery related to the previously disclosed fraudulent activity in Chicago.
(f)	$11 million settlement with former partners related to the termination of a joint venture arrangement in India.
(g)	Write-off of uncollectible accounts receivable balance relating to periods prior to January 1, 2011.

II.	Organic Commissions and Fees

The following table reconciles organic commissions and fees growth by segment to the percentage change in reported commissions and fees growth for the twelve months ended December 31, 2013.

	Twelve months ended December 31,			Change attributable to
	2013	2012	% Change	Foreign currency translation	Acquisitions and disposals	Organic commissions and fees growth
North America	$1,377	$1,306	5.4%	(0.1)%	0.6%	4.9%
International	1,068	1,028	3.9%	(0.2)%	0.0%	4.1%
Global	1,188	1,124	5.7%	(0.9)%	1.0%	5.6%

Total	$3,633	$3,458	5.1%	(0.3)%	0.5%	4.9%

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a)(3) Exhibits:

1.1	Underwriting Agreement, dated August 8, 2013, among Trinity Acquisition plc, as issuer, the guarantors named therein and Barclays Capital Inc. and Morgan Stanley & Co. LLC, as representatives of the several underwriters named therein (incorporated herein by reference to Exhibit No. 1.1 to the Company’s Form 8-K filed on August 12, 2013 (SEC File No. 001-16503))

2.1	Scheme of Arrangement between Willis Group Holdings Limited and the Scheme Shareholders (incorporated by reference to Annex A to Willis Group Holdings Limited’s Definitive Proxy Statement on Schedule 14A filed on November 2, 2009 (SEC File No. 001-16503))

3.1	Memorandum and Articles of Association of Willis Group Holdings Public Limited Company (incorporated herein by reference to Exhibit No. 3.1 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))

3.2	Certificate of Incorporation of Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit No. 3.2 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))

4.1	Senior Indenture dated as of July 1, 2005, and First Supplemental Indenture, dated as of July 1, 2005, among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York (f/k/a JPMorgan Chase Bank, N.A.), as the Trustee, for the issuance of the 5.625% senior notes due 2015 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 8-K filed on July 1, 2005 (SEC File No. 001-16503))

4.2	Second Supplemental Indenture dated as of March 28, 2007 among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York, as the Trustee, to the Indenture dated as of July 1, 2005, for the issuance of the 6.200% senior notes due 2017 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 8-K filed on March 30, 2007 (SEC File No. 001-16503))

4.3	Third Supplemental Indenture dated as of October 1, 2008 among Willis North America Inc., as the Issuer, Willis Group Holdings Limited, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 10-Q filed on November 10, 2008 (SEC File No. 001-16503))

4.4	Fourth Supplemental Indenture dated as of September 29, 2009 among Willis North America Inc., as the Issuer, Willis Group Holdings Limited, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Public Limited Company, as the Guarantors, and The Bank of New York, as the Trustee, to the Indenture dated as of July 1, 2005, for the issuance of the 7.000% senior notes due 2019 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 8-K filed on September 29, 2009 (SEC File No. 001-16503))

4.5	Fifth Supplemental Indenture dated as of December 31, 2009 among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, Willis Group Holdings Limited, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))

4.6	Sixth Supplemental Indenture dated as of December 22, 2010 among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition plc, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on February 28, 2011 (SEC File No. 001-16503))

4.7	Indenture, dated as of March 17, 2011, among Willis Group Holdings Public Limited Company, as issuer, Willis Netherlands Holdings B.V., Willis Investment Holdings UK Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America Inc., as Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 17, 2011 (SEC File No. 001-16503))

4.8	First Supplemental Indenture, dated as of March 17, 2011, among Willis Group Holdings Public Limited Company, as Issuer, Willis Netherlands Holdings B.V., Willis Investment Holdings UK Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America Inc., as guarantors, and The Bank of New York Mellon, as trustee, to the Indenture dated March 17, 2011, for the issuance of the 4.125% senior notes due 2016 and the 5.750% senior notes due 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 17, 2011 (SEC File No. 001-16503))

4.9	Indenture, dated as of August 15, 2013, among Trinity Acquisition plc, as issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis North America Inc., Willis Investment Holdings UK Limited, TA I Limited and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 15, 2013 (SEC File No. 001-16503))

4.10	First Supplemental Indenture, dated as of August 15, 2013, among Trinity Acquisition plc, as issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis North America Inc., Willis Investment Holdings UK Limited, TA I Limited and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as trustee, to the Indenture dated August 15, 2013, for the issuance of 4.625% senior notes due 2023 and 6.125% senior notes due 2043 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 15, 2013 (SEC File No. 001-16503)).

10.1	Credit Agreement, dated as of December 16, 2011, among Trinity Acquisition plc, Willis Group Holdings Public Limited Company, the Lenders party thereto, Barclays Bank PLC, as Administrative Agent, Swing Line Lender and as an L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 20, 2011 (SEC File No. 001-16503))

10.2	First Amendment to Credit Agreement, dated as of July 23, 2013, to the Credit Agreement, dated as of December 12, 2011, among Trinity Acquisition PLC, Willis Group Holdings Public Limited Company, the lenders party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 25, 2013 (SEC File No. 001-16503))

10.3	Guaranty Agreement, dated as of December 16, 2011, among Trinity Acquisition plc, Willis Group Holdings Public Limited Company, Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 20, 2011 (SEC File No. 001-16503))

10.4	Deed Poll of Assumption dated as of December 31, 2009 between Willis Group Holdings Limited and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.5	Willis Group Senior Management Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.6	Willis Group Holdings 2010 North America Employee Share Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 27, 2010 (SEC File No. 001-16503))†

10.7	Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.8	Form of Performance-Based Option Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 10, 2010 (SEC File No. 001-16503))†

10.9	Form of Time-Based Option Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.16 the Company’s Form 10-K filed on February 28, 2011 (SEC File No. 001-16503))†

10.10	Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (for executive officers) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.11	Form of Restricted Share Unit Award Agreement for Non-employee Directors under the Willis Group Holdings 2001 Share Purchase Option Plan (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed February 29, 2012 (SEC File No. 001-16503))†

10.12	Form of Performance-Based Option Agreement - 2011 Long Term Incentive Program under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 3, 2011 (SEC File No. 001-16503))†

10.13	Form of 2011 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for US employees) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 3, 2011 (SEC File No. 001-16503))†

10.14	Form of 2011 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for UK employees) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 3, 2011 (SEC File No. 001-16503))†

10.15	Form of 2011 Long Term Incentive Program Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 20, 2011 (SEC File No. 001-16503))†

10.16	Rules of the Willis Group Holdings Sharesave Plan 2001 for the United Kingdom (incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.17	The Willis Group Holdings Irish Sharesave Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 5, 2010 (SEC File No. 001-16503))†

10.18	Willis Group Holdings 2008 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.19	Form of Performance-Based Restricted Share Units Award Agreement under the Willis Group Holdings 2008 Share Purchase and Option Plan (for executive officers) (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.20	Form of Performance-Based Option Award Agreement under the Willis Group Holdings 2008 Share Purchase and Option Plan (for executive officers) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.21	Hilb Rogal and Hamilton Company 2000 Share Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.22	Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.23	Form of Time-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2010 (SEC File No. 001-16503))†

10.24	Form of Performance-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.25	Form of Time-Based Option Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 6, 2010 (SEC File No. 001-16503))†

10.26	Form of Performance-Based Option Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.27	Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on April 30, 2012 (SEC File No. 001-16503))†

10.28	Form of Time Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

10.29	Form of Performance Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

10.30	Form of Time Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

10.31	Form of Performance Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

10.32	Form of Time Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (for Non-Employee Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

10.33	Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan for the 2013 Long-Term Incentive Program (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed on February 27, 2014 (SEC File No. 001-16503))†

10.34	Rules of the Willis Group Holdings Public Limited Company 2012 Sharesave Sub-Plan for the United Kingdom to the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.35	Form of 2012 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for US employees) Plan (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.36	Form of 2012 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for UK employees) Plan (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.37	Amended and Restated Willis US 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed on November 20, 2009 (SEC File No. 001-16503))†

10.38	First Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan, effective June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.39	Second Amendment to the Amended and Restated Willis US 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10. 6 to the Company’s Form 10-Q filed on November 5, 2013 (SEC File No. 001-16503))†

10.40	Instrument Comprising A Guarantee In Favour of Willis Pension Trustees Limited in Respect of the Willis Pension Scheme (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 5, 2012 (SEC File No. 001-16503))†

10.41	Schedule of Contributions for the Willis Pension Scheme (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 5, 2012 (SEC File No. 001-16503))†

10.42	Form of Deed of Indemnity of Willis Group Holdings Public Limited Company with directors and officers (incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.43	Form of Indemnification Agreement of Willis North America Inc. with directors and officers (incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.44	Willis Group Holdings Public Limited Company Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 10. 1 to the Company’s Form 10-Q filed on November 5, 2013 (SEC File No. 001-16503))†

10.45	2010 Amended and Restated Employment Agreement, dated as of January 1, 2010, by and between Willis North America, Inc. and Joseph J. Plumeri (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 22, 2010 (SEC File No. 001-16503))†

10.46	First Amendment to Employment Agreement, dated as of October 16, 2012, by and between Willis North America Inc., a subsidiary of Willis Group Holdings Public Limited Company, and Joseph J. Plumeri (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on October 19, 2012 (SEC File No. 001-16503))†

10.47	Employment Agreement, dated as of October 16, 2012, by and between Willis Group Holdings Public Limited Company and Dominic Casserley (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 19, 2012 (SEC File No. 001-16503))†

10.48	Letter agreement, dated January 31, 2014, by and between Willis Group Holdings plc and Dominic Casserley (incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K filed on February 27, 2014 (SEC File No. 001-16503))†

10.49	Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 10, 2013 between Dominic Casserley and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 5, 2013 (SEC File No. 001-16503))†

10.50	Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 10, 2013 between Dominic Casserley and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 5, 2013 (SEC File No. 001-16503))†

10.51	Form of Time-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 10, 2013 between Dominic Casserley and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 5, 2013 (SEC File No. 001-16503))†

10.52	Offer Letter dated June 22, 2010 and Form of Employment Agreement between Willis North America, Inc. and Michael K. Neborak (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 23, 2010 (SEC File No. 001-16503))†

10.53	Agreement of Restrictive Covenants and Other Obligations dated as of August 2, 2010 between the Company and Michael K. Neborak (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Public Limited Company’s Form 10-K filed on February 28, 2011 (SEC File No. 001-16503))†

10.54	Second Restated Employment Agreement, effective as of December 3, 2010, between Willis North America Inc. and Victor Krauze (incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K filed on February 29, 2012 (SEC File No. 001-16503))†

10.55	First Amendment to Offer of Promotion dated as of October 16, 2012, by and between Willis North America Inc., a subsidiary of Willis Group Holdings Public Limited Company, and Victor P. Krauze. (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on October 19, 2012 (SEC File No. 001-16503))†

10.56	Agreement by and between Victor P. Krauze and Willis North America, Inc., a subsidiary of Willis Group Holdings Public Limited Company, dated July 1, 2013 (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on July 1, 2013 (SEC File No. 001-16503))†

10.57	Contract of Employment, dated as of February 28, 2011 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Stephen P. Hearn (incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.58	Amendment, dated July 19, 2012, to the Contract of Employment, dated as of February 28, 2011 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Stephen P. Hearn (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.59	Contract of Employment, dated as of October 16, 2012 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Stephen P. Hearn (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on October 19, 2012 (SEC File No. 001-16503))†

10.60	Contract of Employment, dated as of December 17, 2007 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright (incorporated by reference to Exhibit 10.55 to the Company’s Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.61	Amendment, dated July 19, 2012, to the Contract of Employment, dated as of December 17, 2007 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright (incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.62	Confidentiality Agreement dated as of January 17, 2008 between the Willis Group Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright (incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.63	Employment Agreement, dated September 15, 2003 between Willis Americas Administration, Inc. and Todd J. Jones (incorporated by reference to Exhibit 10.63 to the Company’s Form 10-K filed on February 27, 2014 (SEC File No. 001-16503))†

10.64	Letter Agreement, dated August 1, 2013, between Willis North America Inc., a subsidiary of Willis Group Holdings Public Limited Company, and Todd J. Jones (incorporated by reference to Exhibit 10.64 to the Company’s Form 10-K filed on February 27, 2014 (SEC File No. 001-16503))†

10.65	Nominating Agreement, dated April 25, 2013, by and among Willis Group Holdings Public Limited Company, ValueAct Capital Master Fund, L.P., VA Partners I, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC, ValueAct Holdings, L.P., ValueAct Holdings GP, LLC and their respective affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 26, 2013 ((SEC File No. 001-16503))

10.66	Investment and Share Purchase Agreement dated as of November 18, 2009 by and among Willis Europe BV, Astorg Partners, Soleil, Alcee, the Lucas family shareholders, the Gras family shareholders, key managers of Gras Savoye & Cie and other minority shareholders of Gras Savoye (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed on March 1, 2010 (SEC File No. 001-16503))

10.67	Shareholders Agreement dated as of December 17, 2009 by and among Willis Europe BV, Astorg Partners, Soleil, Alcee, the Lucas family shareholders, the Gras family shareholders, key managers of Gras Savoye & Cie and other minority shareholders of Gras Savoye (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on March 1, 2010 (SEC File No. 001-16503))

10.68	Amended and Restated Shareholders’ Agreement, dated as of April 15, 2013, by and among Willis Europe BV, Willis Netherlands Holdings BV, Astorg Partners, GS & Cie Group, Alcee, the Lucas family shareholders, the Gras family shareholders, key managers of Gras Savoye & Cie and other minority shareholders of Gras Savoye (incorporated by reference to Exhibit 10.60 to the Company’s Form 10-Q filed on May 8, 2013 (SEC File No. 001-16503))

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges. (incorporated by reference to Exhibit 12.1 to the Company’s Form 10-K filed on February 27, 2014 (SEC File No. 001-16503))

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K filed on February 27, 2014 (SEC File No. 001-16503))

23.1	Consent of Deloitte LLP (incorporated by reference to Exhibit 23.1 to the Company’s Form 10-K filed on February 27, 2014 (SEC File No. 001-16503))

31.1	Certification Pursuant to Rule 13a-14(a)*

31.2	Certification Pursuant to Rule 13a-14(a)*

32.1	Certification Pursuant to 18 USC. Section 1350 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-K filed on February 27, 2014 (SEC File No. 001-16503))

32.2	Certification Pursuant to 18 USC. Section 1350 (incorporated by reference to Exhibit 32.2 to the Company’s Form 10-K filed on February 27, 2014 (SEC File No. 001-16503))

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS GROUP HOLDINGS PLC (REGISTRANT)

By:	/s/ Michael K. Neborak
Michael K. Neborak
Group Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 30, 2014