Form 10-Q
period 2014-03-31
WILLIS GROUP HOLDINGS PLC
filed 2014-05-09
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐      No  ☑
As of May 2, 2014 there were outstanding 178,845,855 ordinary shares, nominal value $0.000115 per share, of the Registrant.

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

•
the impact of current global economic conditions on our results of operations and financial condition, including as a result of those associated with the Eurozone, any insolvencies of or other difficulties experienced by our clients, insurance companies or financial institutions;

•	our ability to implement and fully realize anticipated benefits of our new growth strategy and revenue generating initiatives;

•
our ability to implement and realize anticipated benefits of any expense reduction initiative, including our ability to achieve expected savings from the multi-year operational improvement program as a result of unexpected costs or delays and demand on managerial, operational and administrative resources and/or macroeconomic factors affecting the program;

•	volatility or declines in insurance markets and premiums on which our commissions are based, but which we do not control;

•	our ability to develop and implement technology solutions and invest in innovative product offerings in an efficient and effective manner;

•	our ability to continue to manage our significant indebtedness;

•	our ability to compete in our industry, including any impact if we continue to refuse to accept contingent commissions from carriers in the non-Human Capital areas of our retail brokerage business;

•	our ability to develop new products and services;

•	material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane;

•	our ability to retain key employees and clients and attract new business;

•	the timing or ability to carry out share repurchases and redemptions;

•	the timing or ability to carry out refinancing or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;

•	fluctuations in our earnings as a result of potential changes to our valuation allowance(s) on our deferred tax assets;

•	any fluctuations in exchange and interest rates that could affect expenses and revenue;

•	the potential costs and difficulties in complying with a wide variety of foreign laws and regulations and any related changes, given the global scope of our operations;

•
rating agency actions, including a downgrade to our credit rating, that could inhibit our ability to borrow funds or the pricing thereof and in certain circumstances cause us to offer to buy back some of our debt;

•	a significant decline in the value of investments that fund our pension plans or changes in our pension plan liabilities or funding obligations;

•	our ability to achieve anticipated benefits of any acquisition or other transactions in which we may engage, including any revenue growth or operational efficiencies;

•	our ability to effectively integrate any acquisition into our business;

•	our inability to exercise full management control over our associates, such as Gras Savoye;

•	our ability to receive dividends or other distributions in needed amounts from our subsidiaries;

•	changes in the tax or accounting treatment of our operations and fluctuations in our tax rate;

•	any potential impact from the US healthcare reform legislation;

•	our involvement in and the results of any regulatory investigations, legal proceedings and other contingencies;

•	underwriting, advisory or reputational risks associated with non-core operations as well as the potential significant impact our non-core operations (including the Willis Capital Markets & Advisory operations) can have on our financial results;

•	our exposure to potential liabilities arising from errors and omissions and other potential claims against us;

•	the interruption or loss of our information processing systems, data security breaches or failure to maintain secure information systems; and

•	impairment of the goodwill in one of our reporting units in which case we may be required to record significant charges to earnings.
The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information see the section entitled ‘Risk Factors’ included in Willis’ Form 10-K for the year ended December 31, 2013 and our subsequent filings with the Securities and Exchange Commission. Copies are available online at http://www.sec.gov or www.willis.com or on request from the Company as set forth in Part I, Item I ‘Business — Available Information’ in Willis’ Form 10-K.
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

Willis Group Holdings plc

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended March 31,
	Note	2014	2013
		(millions, except per share data)
REVENUES
Commissions and fees		$1,090	$1,046
Investment income		4	4
Other income		3	1
Total revenues		1,097	1,051
EXPENSES
Salaries and benefits	3	(570)	(568)
Other operating expenses		(165)	(162)
Depreciation expense		(23)	(26)
Amortization of intangible assets	12	(13)	(14)
Total expenses		(771)	(770)
OPERATING INCOME		326	281
Other income (expense), net	4	—	6
Interest expense		(32)	(31)
INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		294	256
Income taxes	5	(63)	(48)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES		231	208
Interest in earnings of associates, net of tax		19	15
NET INCOME		250	223
Less: net income attributable to noncontrolling interests		(4)	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$246	$219

EARNINGS PER SHARE — BASIC AND DILUTED
— Basic earnings per share - continuing operations	6	$1.37	$1.27
— Diluted earnings per share - continuing operations	6	$1.35	$1.24

CASH DIVIDENDS DECLARED PER SHARE		$0.30	$0.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Three months ended March 31,
	Note	2014	2013
		(millions)
Comprehensive income		$258	$186
Less: comprehensive income attributable to noncontrolling interests		(4)	(3)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	17	$254	$183

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2014	December 31, 2013
		(millions, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$734	$796
Accounts receivable, net		1,185	1,041
Fiduciary assets		9,306	8,412
Deferred tax assets		16	15
Other current assets	13	204	197
Total current assets		11,445	10,461
NON-CURRENT ASSETS
Fixed assets, net		482	481
Goodwill	11	2,835	2,838
Other intangible assets, net	12	339	353
Investments in associates		196	176
Deferred tax assets		6	7
Pension benefits asset		316	278
Other non-current assets	13	209	206
Total non-current assets		4,383	4,339
TOTAL ASSETS		$15,828	$14,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$9,306	$8,412
Deferred revenue and accrued expenses		371	586
Income taxes payable		53	21
Short-term debt and current portion of long-term debt	15	15	15
Deferred tax liabilities		36	25
Other current liabilities	14	495	415
Total current liabilities		10,276	9,474
NON-CURRENT LIABILITIES
Long-term debt	15	2,307	2,311
Liability for pension benefits		130	136
Deferred tax liabilities		78	56
Provisions for liabilities		211	206
Other non-current liabilities	14	354	374
Total non-current liabilities		3,080	3,083
Total liabilities		13,356	12,557

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	Note	March 31, 2014	December 31, 2013
		(millions, except share data)
COMMITMENTS AND CONTINGENCIES	8
EQUITY
Ordinary shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued 179,249,064 shares in 2014 and 178,861,250 shares in 2013		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2014 and 2013		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2014 and 2013		—	—
Additional paid-in capital		1,378	1,316
Retained earnings		1,752	1,595
Accumulated other comprehensive loss, net of tax	17	(685)	(693)
Treasury shares, at cost, 46,408 shares, $0.000115 nominal value, in 2014 and 2013 and 40,000 shares, €1 nominal value, in 2014 and 2013		(3)	(3)
Total Willis Group Holdings stockholders’ equity	18	2,442	2,215
Noncontrolling interests	18	30	28
Total equity		2,472	2,243
TOTAL LIABILITIES AND EQUITY		$15,828	$14,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three months ended March 31,
	Note	2014	2013
		(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$250	$223
Adjustments to reconcile net income to total net cash provided by operating activities:
Net loss (gain) on disposal of operations and fixed and intangible assets		2	(1)
Depreciation expense		23	26
Amortization of intangible assets	12	13	14
Amortization of cash retention awards		2	2
Net periodic income of defined benefit pension plans	7	(4)	(1)
Provision for doubtful debts		1	1
Provision for deferred income taxes		13	2
Excess tax benefits from share-based payment arrangements		(1)	—
Share-based compensation		14	12
Gain on derivative instruments		(3)	(4)
Undistributed earnings of associates		(19)	(13)
Effect of exchange rate changes on net income		1	(5)
Change in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		(140)	(128)
Fiduciary assets		(871)	(672)
Fiduciary liabilities		871	672
Cash incentives paid		(315)	(196)
Funding of defined benefit pension plans		(28)	(44)
Other assets		—	(4)
Other liabilities		192	142
Movement on provisions		4	13
Net cash provided by continuing operating activities		5	39
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		1	4
Additions to fixed assets		(22)	(23)
Additions to intangible assets		(1)	—
Acquisitions of subsidiaries, net of cash acquired		—	(1)
Payments to acquire other investments		(4)	(1)
Proceeds on sale of operations, net of cash disposed		5	—
Net cash used in continuing investing activities		(21)	(21)

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS (Continued)

		Three months ended March 31,
	Note	2014	2013
		(millions)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facilities	15	—	55
Debt issuance costs		(2)	—
Repayments of debt	15	(4)	(4)
Repurchase of shares	18	(35)	—
Proceeds from issue of shares		43	19
Excess tax benefits from share-based payment arrangements		1	—
Dividends paid		(50)	(47)
Acquisition of noncontrolling interests		—	(4)
Dividends paid to noncontrolling interests		(2)	(1)
Net cash (used in) provided by continuing financing activities		(49)	18
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(65)	36
Effect of exchange rate changes on cash and cash equivalents		3	(5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		796	500
CASH AND CASH EQUIVALENTS, END OF PERIOD		$734	$531

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
The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2014 may not necessarily be indicative of the operating results for the entire fiscal year.
These Interim Financial Statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2013 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2014 (‘2013 10-K’).
Effective from January 1, 2014, the Company has made changes to the presentation of certain items within the Consolidated Statements of Operations. Foreign exchange gains and losses, primarily from balance sheet revaluation, and gains and losses from the disposal of operations, previously reported within 'Total operating expenses', are reported in a new income statement line item, 'Other income (expense), net', which is reported below Operating income. Prior period amounts have been reclassified to conform to this presentation.
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists - a consensus of the FASB Emerging Issues Task Force (ASU 2013-11) which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward (NOL), or similar tax loss, or a tax credit carryforward exists. Such unrecognized tax benefits are required to be presented as a reduction of a deferred tax asset for a NOL or other tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed.
This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company adopted the new guidance effective January 1, 2014. The Company has adopted this guidance prospectively from January 1, 2014 and has not applied the amendments to the prior reporting period. As a result of this adoption, as at March 31, 2014, other non-current liabilities and deferred tax assets have been reduced by $21 million.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance changes the criteria for reporting discontinued operations and enhances the related disclosures around discontinued operations. The new guidance requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. This guidance is effective for interim and annual periods beginning after December 15, 2014.

Notes to the financial statements
 (Unaudited)

3.    SALARIES AND BENEFITS EXPENSE
Severance Costs
Severance costs arise in the normal course of business and these charges amounted to $3 million in the three months ended March 31, 2014 (three months ended March 31, 2013: $nil).

During the three months ended March 31, 2013, the Company incurred additional salaries and benefits costs of $29 million, of which $28 million related to severance costs, in relation to an Expense Reduction Initiative in the first quarter. These costs related to 207 positions that have been eliminated.

4.    OTHER INCOME (EXPENSE)

Other income (expense) consists of the following:

	Three months ended March 31,
	2014	2013
	(millions)
Loss on disposal of operations	$(3)	$—
Foreign exchange gain	3	6
Other income (expense)	$—	$6

5.    INCOME TAXES

The tables below reflect the components of the three months ended March 31, 2014 and 2013 tax charge:

	Income before tax	Tax	Effective tax rate
	(millions, except percentages)
Three months ended March 31, 2014
Non-US ordinary income taxed at estimated annual effective tax rate	$232	$(50)	22%
US ordinary income and tax charge	65	(12)	18%
Items where tax effect is treated discretely:
Loss on disposal of operations	(3)	1	33%
Net adjustment in respect of prior periods	—	(2)	—%
As reported	$294	$(63)	21%
Three months ended March 31, 2013
Non-US ordinary income taxed at estimated annual effective tax rate	$218	$(45)	21%
US ordinary income and tax charge	$38	$(3)	8%
As reported	$256	$(48)	19%
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
For the three months ended March 31, 2014, the reported tax rate was approximately 21 percent. The reported tax rate for the three months ended March 31, 2013 was 19 percent.

Willis Group Holdings plc

5. INCOME TAXES (Continued)

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
At March 31, 2014, time-based and performance-based options to purchase 7.0 million and 5.0 million shares (March 31, 2013: 9.6 million and 6.3 million), respectively, and 2.9 million restricted stock units (March 31, 2013: 2.4 million) were outstanding.
Basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2014	2013
	(millions, except per share data)
Net income attributable to Willis Group Holdings	$246	$219

Basic average number of shares outstanding	179	173
Dilutive effect of potentially issuable shares	3	3
Diluted average number of shares outstanding	182	176
Basic earnings per share:
Net income attributable to Willis Group Holdings shareholders	$1.37	$1.27
Dilutive effect of potentially issuable shares	(0.02)	(0.03)
Diluted earnings per share:
Net income attributable to Willis Group Holdings shareholders	$1.35	$1.24
Options to purchase 1.8 million shares were not included in the computation of the dilutive effect of stock options for the three months ended March 31, 2014 respectively because the effect was antidilutive (three months ended March 31, 2013: 7.8 million shares).

Notes to the financial statements
 (Unaudited)

7.    PENSION PLANS
The components of the net periodic benefit (income) cost of the UK, US and other defined benefit plans are as follows:

	Three months ended March 31,
	UK Pension Benefits		US Pension Benefits		Other Pension Benefits
	2014	2013	2014	2013	2014	2013
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$11	$9	$—	$—	$—	$1
Interest cost	30	27	10	10	2	1
Expected return on plan assets	(54)	(47)	(13)	(13)	(1)	(1)
Amortization of unrecognized prior service gain	(1)	(1)	—	—	—	—
Amortization of unrecognized actuarial loss	11	11	1	2	—	—
Net periodic benefit (income) cost	$(3)	$(1)	$(2)	$(1)	$1	$1

During the three months ended March 31, 2014, the Company made cash contributions of $21 million (2013: $30 million) into the UK defined benefit pension plan. In addition to this, a further payment of $3 million (2013: $3 million) was made in respect of employees’ salary sacrifice contributions. Cash contributions of $2 million and $2 million (2013: $9 million and $2 million) were made to the US plan and other defined benefit pension plans, respectively.
Contributions to the UK defined benefit pension plan in 2014 are expected to total $83 million, of which approximately $23 million relates to on-going contributions calculated as 15.9 percent of active plan members’ pensionable salaries and approximately $60 million relates to contributions towards funding the deficit.
In addition, for full year 2014, the Company expects to contribute approximately $12 million to the UK defined benefit pension plan related to employees’ salary sacrifice contributions. The Company also expects to contribute approximately $30 million to the US plan and $9 million to the other defined benefit pension plans for the full year 2014 (inclusive of amounts contributed in the year to date).
Further contributions will be payable into the UK pension plan based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks and special dividends). In respect of 2014, any such contributions will be paid in 2015 on finalization of the calculations. Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($520 million) over the six-year period ended December 31, 2017.
The schedule of contributions is automatically renegotiated after three years and at any earlier time jointly agreed by the Company and the Trustee.

Willis Group Holdings plc

8.     COMMITMENTS AND CONTINGENCIES
Contractual Obligations
Pensions
The Company’s pension funding obligations are set out in Note 7 — ‘Pension Plans’.
Other Contractual Obligations
In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP. As of March 31, 2014 there had been approximately $19 million of capital contributions.
In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As of March 31, 2014 there had been approximately $4 million of capital contributions.
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
The 13 actions are as follows:

•
Troice, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:09-CV-1274-N, was filed on July 2, 2009 in the U.S. District Court for the Northern District of Texas against Willis Group Holdings plc, Willis of Colorado, Inc. and a Willis associate, among others. On April 1, 2011, plaintiffs filed the operative Third Amended Class Action Complaint individually and on behalf of a putative, worldwide class of Stanford investors, adding Willis Limited as a defendant and alleging claims under Texas statutory and common law and seeking damages in excess of $1 billion, punitive damages and costs. On May 2, 2011, the defendants filed motions to dismiss the Third Amended Class Action Complaint, arguing, inter alia, that the plaintiffs’ claims are precluded by the Securities Litigation Uniform Standards Act of 1998 (‘SLUSA’).

Notes to the financial statements
 (Unaudited)
8. COMMITMENTS AND CONTINGENCIES (Continued)

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
On October 28, 2011, the plaintiffs in Troice filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Subsequently, Troice, Roland and a third action captioned Troice, et al. v. Proskauer Rose LLP, Civil Action No. 3:09-CV-01600-N, which also was dismissed on the grounds set forth in the Roland decision discussed above and on appeal to the U.S. Court of Appeals for the Fifth Circuit, were consolidated for purposes of briefing and oral argument. Following the completion of briefing and oral argument, on March 19, 2012, the Fifth Circuit reversed and remanded the actions. On April 2, 2012, the defendants-appellees filed petitions for rehearing en banc. On April 19, 2012, the petitions for rehearing en banc were denied. On July 18, 2012, defendants-appellees filed a petition for writ of certiorari with the United States Supreme Court regarding the Fifth Circuit's reversal in Troice. On January 18, 2013, the Supreme Court granted our petition. Opening briefs were filed on May 3, 2013 and the Supreme Court heard oral argument on October 7, 2013. On February 26, 2014, the Supreme Court affirmed the Fifth Circuit's decision.
On March 19, 2014, the plaintiffs in Troice filed a Motion to Defer Resolution of Motions to Dismiss, to Compel Rule 26(f) Conference and For Entry of Scheduling Order. That motion has now been fully briefed by the parties and awaits disposition by the court.
On March 25, 2014, the parties in Troice and the Janvey, et al. v. Willis of Colorado, Inc., et al. action discussed below stipulated to the consolidation of the two actions for pre-trial purposes under Rule 42(a) of the Federal Rules of Civil Procedure. On March 28, 2014, the Court “so ordered” that stipulation and, thus, consolidated Troice and Janvey for pre-trial purposes under Rule 42(a).

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

•
Canabal, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:09-CV-1474-D, was filed on August 6, 2009 against Willis Group Holdings plc, Willis of Colorado, Inc. and the same Willis associate named as a defendant in Troice, among others, also in the Northern District of Texas. The complaint was filed individually and on behalf of a putative class of Venezuelan Stanford investors, alleged claims under Texas statutory and common law and sought damages in excess of $1 billion, punitive damages, attorneys’ fees and costs. On December 18, 2009, the parties in Troice and Canabal stipulated to the consolidation of those actions (under the Troice civil action number), and, on December 31, 2009, the plaintiffs in Canabal filed a notice of dismissal, dismissing the action without prejudice.

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

Willis Group Holdings plc

8. COMMITMENTS AND CONTINGENCIES (Continued)

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

Janvey, et al. v. Willis of Colorado, Inc., et al., Case No. 3:13-CV-03980-D, was filed on October 1, 2013 also in for the Northern District of Texas against Willis Group Holdings plc, Willis Limited, Willis North America Inc., Willis of Colorado, Inc. and the same Willis associate. The complaint was filed (i) by Ralph S. Janvey, in his capacity as Court-Appointed Receiver for the Stanford Receivership Estate, and the Official Stanford Investors Committee (the ‘OSIC’) against all defendants and (ii) on behalf of a putative, worldwide class of Stanford investors against Willis North America Inc. Plaintiffs Janvey and the OSIC allege claims under Texas common law and the court’s Amended Order Appointing Receiver, and the putative class plaintiffs allege claims under Texas statutory and common law. Plaintiffs seek actual damages in excess of $1 billion, punitive damages and costs. On November 15, 2013, plaintiffs filed the operative First

Notes to the financial statements
 (Unaudited)
8. COMMITMENTS AND CONTINGENCIES (Continued)

Amended Complaint, which added certain defendants unaffiliated with Willis. On February 28, 2014, the defendants filed motions to dismiss the First Amended Complaint, which motions are currently being briefed by the parties and await disposition by the court.

•
As discussed above, on March 25, 2014, the parties in Troice and Janvey stipulated to the consolidation of the two actions for pre-trial purposes under Rule 42(a) of the Federal Rules of Civil Procedure. On March 28, 2014, the Court “so ordered” that stipulation and, thus, consolidated Troice and Janvey for pre-trial purposes under Rule 42(a).

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

9.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Fair Value of Derivative Financial Instruments
In addition to the note below, see Note 10 — ‘Fair Value Measurement’ for information about the fair value hierarchy of derivatives.
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
At March 31, 2014, the Company had no derivative financial instruments that were designated as cash flow hedges of interest rate risk on investments.
Interest Rate Risk — Interest Expense
The Company's operations are financed principally by $2,054 million fixed rate senior notes maturing through 2043 and $270 million under a 7-year term loan facility. The Company has access to $800 million under a revolving credit facility expiring July 23, 2018, $300 million under a revolving credit facility expiring March 3, 2015, which will be available for regulatory capital purposes related to securities underwriting only, and $22 million under two further revolving credit facilities.
The 7-year term loan facility bears interest at LIBOR plus 1.50%. As of March 31, 2014, $nil was drawn on the $800 million revolving credit facility. Drawings under that facility bear interest at LIBOR plus 1.50%. These margins apply while the Company’s debt rating remains BBB-/Baa3. Should the Company’s debt rating change, then the margin will change in accordance with the credit facilities agreements.

Willis Group Holdings plc

9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

As of March 31, 2014, $nil was drawn on the $300 million revolving credit facility. Advances under that credit facility shall bear interest at a rate equal to (a) for Eurocurrency Loans, LIBOR plus 1.50% to 2.25%, and (b) for base rates Loans, the highest of (i) the Federal Funds rates plus 0.5%, (ii) the 'prime rate' as announced by SunTrust Bank, and (iii) LIBOR plus 1.00%, plus 0.5% to 1.25%, in each case, based upon the Company’s guaranteed senior-unsecured long term debt rating.
On April 28, 2014 the company entered in to an amendment to the $300 million revolving note and cash subordination agreement to increase the amount of financing and to extend both the end date of the original credit period and the original repayment date. As a result of this amendment, the revolving credit facility was increased from $300 million to $400 million. The end date of the credit period was extended to April 28, 2015 from March 3, 2015 and the repayment date was extended to April 28, 2016 from March 3, 2016.
The fixed rate senior notes bear interest at various rates as detailed in Note 15 — ‘Debt’.
During the three months ended March 31, 2010, the Company entered into a series of interest rate swaps for a total notional amount of $350 million to receive a fixed rate and pay a variable rate on a semi-annual basis, with a maturity date of July 15, 2015. The Company had previously designated these instruments as fair value hedges against its $350 million 5.625% senior notes due 2015 and accounted for them accordingly until the first quarter of 2013 at which point these swaps, although remaining as economic hedges, no longer qualified for hedge accounting. The Company closed out these interest rate swaps in 2013 and received a cash settlement of $13 million on termination.
Following the partial extinguishment of the 5.625% senior notes due 2015 on August 15, 2013, the Company recorded a credit of $7 million removing a corresponding partial amount of the fair value adjustment to the carrying values of the notes originally recognized in connection with the interest rate swaps. The remaining $5 million fair value adjustment at that date, will be amortized through interest expense over the period to maturity.
To hedge against the potential variability in benchmark interest rates in advance of the anticipated debt issuance, the Company entered into two short-term treasury locks during the three months ended June 30, 2013. These were closed out during the three months ended September 30, 2013 following the issue of the new senior notes described in Note 15 - 'Debt'. The fair value of these treasury locks at the close out date was $21 million, received as a cash settlement on termination.
The Company had designated the Treasury locks as effective hedges of the anticipated transaction and had recognized a gain of $19 million in other comprehensive income in relation to the effective element that qualified for hedge accounting. This amount will be reclassified into earnings consistent with the recognition of interest expense on the 4.625% senior notes due 2023 and the 6.125% senior notes due 2043. In addition, in 2013 the Company recognized a $2 million gain in interest expense for the portion of the treasury locks determined as ineffective.
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

Notes to the financial statements
 (Unaudited)
9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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
At March 31, 2014 and December 31, 2013, the Company’s foreign currency contracts were all designated as hedging instruments except those relating to short-term cash flows and hedges of certain intercompany loans.

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for Pounds sterling in the case of US dollars and US dollars for Euro and Japanese yen. Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

	Sell	Fair value
	(millions)
US dollar	$447	$20
Euro	155	(2)
Japanese yen	45	4
In addition to forward exchange contracts we undertake short-term foreign exchange swaps for liquidity purposes. These are not designated as hedges and do not qualify for hedge accounting. The fair values at March 31, 2014 and December 31, 2013 were immaterial.

During the three months ended March 31, 2014, the Company entered into a number of foreign currency transactions in order to hedge certain intercompany loans. These derivatives were not designated as hedging instruments and were for a total notional amount of $158 million (December 31, 2013: $228 million). In respect of these transactions, an immaterial amount has been recognized as an asset within other current assets and a nominal gain has been recognized in other operating expenses for the period.
Derivative Financial Instruments
The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at March 31, 2014 and December 31, 2013:

		Fair value
Derivative financial instruments designated as hedging instruments:	Balance sheet classification	March 31, 2014	December 31, 2013
		(millions)
Assets:
Forward exchange contracts	Other assets	$24	$23
Total derivatives designated as hedging instruments		$24	$23
Liabilities:
Forward exchange contracts	Other liabilities	$2	$2
Total derivatives designated as hedging instruments		$2	$2

Willis Group Holdings plc

9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Cash Flow Hedges

The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for the three months ended March 31, 2014 and 2013:

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in OCI(i)on derivative (effective element)	Location of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Amount of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Location of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)	Amount of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)
	(millions)		(millions)		(millions)
Three months ended March 31, 2014
Interest rate swaps	$—	Investment income	$(2)	Other operating expenses	$—
Forward exchange contracts	—	Other operating expenses	1	Interest expense	—
Total	$—		$(1)		$—
Three months ended March 31, 2013
Interest rate swaps	$—	Investment income	$(1)	Other operating expenses	$—
Forward exchange contracts	(13)	Other operating expenses	(2)	Interest expense	—
Total	$(13)		$(3)		$—
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
At March 31, 2014, the Company estimates there will be $21 million of net derivative gains reclassified from accumulated comprehensive income into earnings within the next twelve months as the forecasted transactions affect earnings.
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
The table below presents the effects of derivative financial instruments no longer in fair value hedging relationships on the consolidated statements of operations for the three months ended March 31, 2014 and 2013.

Derivative no longer in fair value hedging relationships	Hedged item no longer in fair value hedging relationship	(Loss) gain recognized for derivative	Amortization of prior loss recognized on hedged item	Net gain recognized in interest expense
		(millions)
Three months ended March 31, 2014
Interest rate swaps	5.625% senior notes due 2015	$—	$—	$—
Three months ended March 31, 2013
Interest rate swaps	5.625% senior notes due 2015	$—	$(2)	$2

Notes to the financial statements
 (Unaudited)
9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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
Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of March 31, 2014.

10.    FAIR VALUE MEASUREMENT
The Company has categorized its assets and liabilities that are measured at fair value on a recurring basis into a three-level fair value hierarchy, based on the reliability of the inputs used to determine fair value as follows:

•	Level 1: refers to fair values determined based on quoted market prices in active markets for identical assets;

•	Level 2: refers to fair values estimated using observable market based inputs or unobservable inputs that are corroborated by market data; and

•	Level 3: includes fair values estimated using unobservable inputs that are not corroborated by market data.

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

•	Long-term debt excluding the fair value hedge - Fair values are based on quoted market values and are therefore classified as Level 1 measurements.

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

Willis Group Holdings plc

10. FAIR VALUE MEASUREMENT (Continued)

	March 31, 2014
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Cash and cash equivalents	$734	$—	$—	$734
Fiduciary funds (included within Fiduciary assets)	1,953	—	—	1,953
Derivative financial instruments	—	24	—	24
Total assets	$2,687	$24	$—	$2,711
Liabilities at fair value:
Derivative financial instruments	—	2	—	2
Total liabilities	$—	$2	$—	$2

	December 31, 2013
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Cash and cash equivalents	$796	$—	$—	$796
Fiduciary funds (included within Fiduciary assets)	1,662	—	—	1,662
Derivative financial instruments	—	23	—	23
Total assets	$2,458	$23	$—	$2,481
Liabilities at fair value:
Derivative financial instruments	—	2	—	2
Total liabilities	$—	$2	$—	$2

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

Notes to the financial statements
 (Unaudited)
10. FAIR VALUE MEASUREMENT (Continued)

	March 31, 2014		December 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Assets:
Derivative financial instruments	$24	$24	$23	$23
Liabilities:
Short-term debt	$15	$15	$15	$15
Long-term debt	2,307	2,467	2,311	2,444
Derivative financial instruments	2	2	2	2

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

Willis Group Holdings plc

11. GOODWILL (Continued)

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2014 and the year ended December 31, 2013 are as follows:

	Global	North America	International	Total
	(millions)
Balance at January 1, 2013
Goodwill, gross	$1,127	$1,792	$400	$3,319
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	$1,127	$1,300	$400	$2,827
Purchase price allocation adjustments	—	(1)	—	(1)
Goodwill acquired during the year	15	—	1	16
Goodwill disposed of during the year	—	(14)	—	(14)
Other movements (i)	—	(1)	—	(1)
Foreign exchange	3	—	8	11
Balance at December 31, 2013
Goodwill, gross	$1,145	$1,776	$409	$3,330
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	$1,145	$1,284	$409	$2,838
Goodwill disposed of during the period	—	(4)	—	(4)
Other movements (i) (ii)	88	(45)	(43)	—
Foreign exchange	1	—	—	1
Balance at March 31, 2014
Goodwill, gross	$1,234	$1,727	$366	$3,327
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	$1,234	$1,235	$366	$2,835
________________________________

(i)	North America — $nil (2013: $1 million) tax benefit arising on the exercise of fully vested HRH stock options which were issued as part of the acquisition of HRH in 2008.

(ii)
Effective January 1, 2014, the Company changed its internal reporting structure: UK retail, previously reported within the International segment, is now reported within the Global segment; Mexico Retail, which was previously reported within the North America segment, is now reported in the International segment; and the US captive consulting business and facultative reinsurance businesses, both previously reported within the North America segment, is now reported within the Global segment. Goodwill has been reallocated between segments using the relative fair value allocation approach.

12.    OTHER INTANGIBLE ASSETS, NET
Other intangible assets are classified into the following categories:

•	‘Customer and Marketing Related’, including:

•	client relationships;

•	client lists;

•	non-compete agreements;

•	trade names; and

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.

Notes to the financial statements
(Unaudited)
12. OTHER INTANGIBLE ASSETS, NET (Continued)

The major classes of amortizable intangible assets are as follows:

	March 31, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(millions)
Customer and Marketing Related:
Client Relationships	$669	$(335)	$334	$671	$(326)	$345
Client Lists	3	(1)	2	3	(1)	2
Non-compete Agreements	4	(1)	3	4	(1)	3
Trade Names	—	—	—	2	(1)	1
Total Customer and Marketing Related	676	(337)	339	680	(329)	351
Contract based, Technology and Other	—	—	—	5	(3)	2
Total amortizable intangible assets	$676	$(337)	$339	$685	$(332)	$353

The aggregate amortization of intangible assets for the three months ended March 31, 2014 was $13 million (three months ended March 31, 2013: $14 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total
	(millions)
Amortization of intangible assets	$37	$42	$37	$32	$29	$162	$339

13.    OTHER ASSETS
An analysis of other assets is as follows:

	March 31, 2014	December 31, 2013
	(millions)
Other current assets
Prepayments and accrued income	$77	$73
Retention incentives	18	12
Income tax receivable	29	32
Deferred compensation plan assets	26	26
Other receivables	54	54
Total other current assets	$204	$197
Other non-current assets
Deferred compensation plan assets	$88	$88
Income taxes receivable	22	21
Accounts receivable, net	24	28
Other investments	22	19
Other receivables	53	50
Total other non-current assets	$209	$206
Total other assets	$413	$403

Willis Group Holdings plc

14.    OTHER LIABILITIES
An analysis of other liabilities is as follows:

	March 31, 2014	December 31, 2013
	(millions)
Other current liabilities
Accounts payable	$147	$123
Accrued dividends payable	55	51
Other taxes payable	118	51
Other payables	175	190
Total other current liabilities	$495	$415
Other non-current liabilities
Incentives from lessors	$184	$183
Deferred compensation plan liability	88	89
Income taxes payable	22	40
Other payables	60	62
Total other non-current liabilities	$354	$374
Total other liabilities	$849	$789

15.    DEBT
Current portion of the long-term debt consists of the following:

	March 31, 2014	December 31, 2013
	(millions)
Current portion of 7-year term loan facility expires 2018	$15	$15
Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
	(millions)

7-year term loan facility expires 2018	$255	$259
5.625% senior notes due 2015	148	148
Fair value adjustment on 5.625% senior notes due 2015	4	4
4.125% senior notes due 2016	299	299
6.200% senior notes due 2017	394	394
7.000% senior notes due 2019	187	187
5.750% senior notes due 2021	496	496
4.625% senior notes due 2023	249	249
6.125% senior notes due 2043	274	274
3-year term loan facility expires 2015	1	1
	$2,307	$2,311
On July 23, 2013 we entered into an amendment to our existing credit facilities to extend both the amount of financing and the maturity date of the facilities. As a result of this amendment, our revolving credit facility was increased from $500 million to $800 million. The maturity date on the $300 million term loan was extended to July 23, 2018, from December 16, 2016. There was no increase to the amount outstanding on the term loan as a result of this amendment.

Notes to the financial statements
 (Unaudited)
15. DEBT (Continued)

The 7-year term loan facility expiring 2018 bears interest at LIBOR plus 1.50% and is repayable in quarterly installments and a final repayment of $186 million is due in the third quarter of 2018. Drawings under the $800 million revolving credit facility bear interest at LIBOR plus 1.50% and the facility expires on July 23, 2018. These margins apply while the Company’s debt rating remains BBB-/Baa3. As of March 31, 2014 $nil was outstanding under this revolving credit facility.
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
On March 3, 2014 Willis Securities, Inc. a wholly-owned indirect subsidiary of Willis Group Holding Plc, entered into a $300 million revolving note and cash subordination agreement. The $300 million revolving note facility is available for drawing from March 3, 2014 through March 3, 2015; the aggregate unpaid principal amount of all advances must be repaid on or before March 4, 2016. As of March 31, 2014 $nil was outstanding under this revolving credit facility.
On April 28, 2014 the company entered in to an amendment to the $300 million revolving note and Cash subordination agreement to increase the amount of financing and to extend both the end date of the original credit period and the original repayment date. As a result of this amendment, the revolving credit facility was increased from $300 million to $400 million.
The end date of the credit period was extended to April 28, 2015 from March 3, 2015 and the repayment date was extended to April 28, 2016 from March 3, 2016.
Proceeds under the credit facility will be used for regulatory capital purposes related to securities underwriting only, which will allow Willis Securities to meet or exceed capital requirements of regulatory agencies, self-regulatory agencies and their clearing houses, including the Financial Industry Regulatory Authority. Advances under the credit facility shall bear interest at a rate equal to (a) for Eurocurrency Loans, LIBOR plus 1.50% to 2.25%, and (b) for base rates Loans, the highest of (i) the Federal Funds rates plus 0.5%,(ii) the 'prime rate' as announced by SunTrust Bank, and (iii) LIBOR plus 1.00%, plus 0.5% to 1.25%, in each case, based upon the Company’s guaranteed senior-unsecured long term debt rating.

16.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	Three months ended March 31,
	2014	2013
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes, net	$16	$10
Cash payments for interest	59	57
Acquisitions:
Fair value of assets acquired, net of cash acquired	$—	$3
Less: Fair value of liabilities assumed	—	(3)
Net assets acquired, net of cash acquired	$—	$—

Willis Group Holdings plc

17.    COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three months ended March 31,
	2014			2013
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
	(millions)
Other comprehensive income:
Foreign currency translation adjustments	$3	$—	$3	$(74)	$—	$(74)
Pension funding adjustments:
Foreign currency translation on pension funding adjustments	(5)	2	(3)	53	(13)	40
Amortization of unrecognized actuarial loss	12	(2)	10	13	(3)	10
Amortization of unrecognized prior service gain	(1)	—	(1)	(1)	—	(1)
	6	—	6	65	(16)	49
Derivative instruments:
Interest rate swap reclassification adjustment	(2)	—	(2)	(1)	—	(1)
Gain on forward exchange contracts (effective element)	—	—	—	(13)	3	(10)
Forward exchange contracts reclassification adjustment	1	—	1	(2)	1	(1)
	(1)	—	(1)	(16)	4	(12)
Other comprehensive income (loss)	8	—	8	(25)	(12)	(37)
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	1	—	1
Other comprehensive income (loss) attributable to Willis Group Holdings	$8	$—	$8	$(24)	$(12)	$(36)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Net foreign currency translation adjustment	Pension funding adjustment	Net unrealized gain on derivative instruments	Total
	(millions)
Balance at December 31, 2013	$(14)	$(714)	$35	$(693)
Other comprehensive income before reclassifications	3	(3)	—	—
Amounts reclassified from accumulated other comprehensive income	—	9	(1)	8
Net current-period other comprehensive income, net of tax and noncontrolling interests	3	6	(1)	8
Balance at March 31, 2014	$(11)	$(708)	$34	$(685)

Notes to the financial statements
 (Unaudited)
17. COMPREHENSIVE INCOME (Continued)

Amounts reclassified out of accumulated other comprehensive income into the statement of operations are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement of operations
	Three months ended March 31,
	2014	2013
	(millions)
Gains and losses on cash flow hedges (Note 9)
Interest rate swaps	$(2)	$(1)	Investment income
Foreign exchange contracts	1	(2)	Other operating expenses
	(1)	(3)	Total before tax
Tax	—	1
	$(1)	$(2)	Net of tax
Amortization of defined benefit pension items (Note 7)
Prior service gain	$(1)	$(1)	Salaries and benefits
Net actuarial loss	12	13	Salaries and benefits
	11	12	Total before tax
Tax	(2)	(3)
	$9	$9	Net of tax

Total reclassifications for the period	$8	$7

18.    EQUITY AND NONCONTROLLING INTERESTS
The components of stockholders’ equity and noncontrolling interests are as follows:

	March 31, 2014			March 31, 2013
	Willis Group Holdings stockholders	Noncontrolling interests	Total equity	Willis Group Holdings stockholders	Noncontrolling interests	Total equity
	(millions)
Balance at beginning of period	$2,215	$28	$2,243	$1,699	$26	$1,725
Comprehensive income:
Net income	246	4	250	219	4	223
Other comprehensive income, net of tax	8	—	8	(36)	(1)	(37)
Comprehensive income	254	4	258	183	3	186
Dividends	(54)	(2)	(56)	(47)	(1)	(48)
Additional paid-in capital	62	—	62	33	—	33
Repurchase of shares (i)	(35)	—	(35)	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	—	—	(3)	—	(3)
Balance at end of period	$2,442	$30	$2,472	$1,865	$28	$1,893
 _________________________________

(i)	Based on settlement date we repurchased 825,000 shares at an average price of $42.4 in the three months ended March 31, 2014.

Willis Group Holdings plc

18. EQUITY AND NONCONTROLLING INTERESTS (Continued)

The effects on equity of changes in Willis Group Holdings ownership interest in its subsidiaries are as follows:

	March 31, 2014	March 31, 2013
	(millions)
Net income attributable to Willis Group Holdings	$246	$219
Transfers from noncontrolling interest:
Decrease in Willis Group Holdings paid-in capital for purchase of noncontrolling interests	—	(3)
Net transfers to noncontrolling interests	—	(3)
Change from net income attributable to Willis Group Holdings and transfers from noncontrolling interests	$246	$216

19.    SEGMENT INFORMATION

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
Effective January 1, 2014, the Company has changed its internal reporting structure and the financial information used to evaluate performance and support decision making. As a result of these changes:

•	the UK retail business, previously reported within the International reporting segment, has been combined with our Specialty businesses and is now reported within the Global reporting segment;

•	the Mexican retail business, previously reported within the North America reporting segment, is now reported within the International reporting segment; and

•	the US captive consulting business and facultative reinsurance businesses, both previously reported within the North America reporting segment, are now reported within the Global reporting segment.
In addition to these structure changes, operating income used to evaluate performance and support decision making has changed to reflect the following: amortization of intangibles, which was previously excluded from segmental expenses, is now reported in operating expenses for each of the reporting segments; certain leadership, project and other costs relating to group functions which were previously allocated in full to the reporting segments are now retained in Corporate and other; and the non-servicing elements of the defined benefit pension schemes cost (income), which were previously included within operating expenses of the reporting segments are now retained within Corporate and other.
The Company evaluates the performance of its segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, the following items for which segmental management are not held accountable are excluded from segmental expenses:

(i)	costs of the holding company;

(ii)	costs of group functions, leadership and projects;

(iii)	significant legal and regulatory settlements which are managed centrally;

(iv)	non-servicing elements of the defined benefit pension schemes cost (income);

(v)	fees related to the extinguishment of debt; and

(vi)	costs associated with the 2013 Expense Reduction Initiative.
The accounting policies of the segments are consistent with those described in Note 2 — ‘Basis of Presentation and Significant Accounting Policies’ to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Notes to the financial statements
(Unaudited)
19. SEGMENT INFORMATION (Continued)

There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.
Selected information regarding the Company’s segments is as follows:

	Three months ended March 31, 2014
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income
	(millions)
Global	$442	$2	$2	$446	$9	$181
North America	369	—	1	370	18	96
International	279	2	—	281	5	84
Total Segments	1,090	4	3	1,097	32	361
Corporate and Other (i)	—	—	—	—	4	(35)
Total Consolidated	$1,090	$4	$3	$1,097	$36	$326

	Three months ended March 31, 2013
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income
	(millions)
Global	$427	$1	$—	$428	$7	$187
North America	355	1	1	357	19	82
International	264	2	—	266	6	78
Total Segments	1,046	4	1	1,051	32	347
Corporate and Other (i)	—	—	—	—	8	(66)
Total Consolidated	$1,046	$4	$1	$1,051	$40	$281
_________________________________

(i)	See the following table for an analysis of the ‘Corporate and Other’ line.

	Three months ended March 31,
	2014	2013
	(millions)
Costs of the holding company	$(2)	$(1)
Costs related to group functions, leadership and projects	(44)	(26)
Significant legal and regulatory settlements managed centrally	(2)	(3)
Non-servicing element of defined benefit pensions	13	10
Expense reduction initiative (a)	—	(46)
Total Corporate and Other	$(35)	$(66)
 _________________________________

(a)	Charge related to the assessment of the Company's organizational design.

Willis Group Holdings plc

19. SEGMENT INFORMATION (Continued)

The following table reconciles total consolidated operating income, as disclosed in the segment tables above, to consolidated income before income taxes and interest in earnings of associates:

	Three months ended March 31,
	2014	2013
	(millions)
Total consolidated operating income	$326	$281
Other income (expense)	—	6
Interest expense	(32)	(31)
Income before income taxes and interest in earnings of associates	$294	$256

20.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
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
The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as of March 31, 2014 of Willis Group Holdings, the Other Guarantors and the Issuer.
The entities included in the Other Guarantors column as of March 31, 2014 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc and Willis Group Limited.

Restatement to 2013 financial information

Regulation S-X, Article 3, Rule 3-10, allows for the presentation of condensed consolidating financial information. In accordance with these rules, the condensed consolidating financial information should be presented in accordance with US GAAP, except that (i) the guarantor and non-guarantor information is presented on a combined rather than consolidated basis, which requires the elimination of intra-entity activity and (ii) investments in subsidiaries are required to be presented under the equity method of accounting. Subsequent to the issuance of our financial statements for the first quarter 2013, management determined that certain balances were not presented in accordance with the above principles and have therefore restated our condensed consolidating financial information to reflect (i) gross, rather than net, presentation of intercompany balance sheet positions, (ii) dividends

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

received from subsidiaries as reductions to the equity method investment balances as opposed to component of investment income from group undertakings, and (iii) appropriate push down accounting for goodwill.

The impacts of these changes on the previously reported 2013 financial statements are shown in the tables below.

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of operations for the three months ended 31 March 2013
Willis Group Holdings
Operating loss	$(4)	$3	$(1)
Net income attributable to Willis Group Holdings	219	—	219
The Other Guarantors
Operating loss	$(2)	$(4)	$(6)
Net income (loss) attributable to Willis Group Holdings	236	(1)	235
The Issuer
Operating loss	$(70)	$(1)	$(71)
Net income attributable to Willis Group Holdings	36	—	36
Other
Operating income	$178	$181	$359
Net income attributable to Willis Group Holdings	98	140	238
Consolidating adjustments
Operating income (loss)	$185	$(185)	$—
Net loss attributable to Willis Group Holdings	(370)	(139)	(509)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the three months ended 31 March 2013
Willis Group Holdings
Comprehensive income attributable to Willis Group Holdings	$183	$—	$183
The Other Guarantors
Comprehensive income (loss) attributable to Willis Group Holdings	$200	$(1)	$199
The Issuer
Comprehensive income attributable to Willis Group Holdings	$38	$—	$38
Other
Comprehensive income attributable to Willis Group Holdings	$60	$140	$200
Consolidating adjustments
Comprehensive loss attributable to Willis Group Holdings	$(298)	$(139)	$(437)

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of cash flows for the three months ended 31 March 2013
Willis Group Holdings
Net cash (used in) provided by operating activities	$(25)	$2	$(23)
Net cash provided by investing activities	—	51	51
Net cash provided by (used in) financing activities	25	(53)	(28)
The Other Guarantors
Net cash provided by (used in) operating activities	$27	$(171)	$(144)
Net cash (used in) provided by investing activities	(1)	148	147
Net cash (used in) provided by financing activities	(24)	23	(1)
The Issuer
Net cash provided by (used in) operating activities	$8	$(110)	$(102)
Net cash provided by investing activities	2	10	12
Net cash (used in) provided by financing activities	(10)	100	90
Other
Net cash provided by operating activities	$29	$279	$308
Net cash used in investing activities	(22)	(235)	(257)
Net cash provided by (used in) financing activities	27	(44)	(17)
Consolidating adjustments
Net cash provided by operating activities	$—	$—	$—
Net cash provided by investing activities	—	26	26
Net cash used in financing activities	—	(26)	(26)

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$2	$1,088	$—	$1,090
Investment income	—	—	—	4	—	4
Other income	—	—	—	3	—	3
Total revenues	—	—	2	1,095	—	1,097
EXPENSES
Salaries and benefits	—	—	(19)	(551)	—	(570)
Other operating expenses	(4)	(24)	(17)	(120)	—	(165)
Depreciation expense	—	(1)	(4)	(18)	—	(23)
Amortization of intangible assets	—	—	—	(13)	—	(13)
Total expenses	(4)	(25)	(40)	(702)	—	(771)
OPERATING (LOSS) INCOME	(4)	(25)	(38)	393	—	326
Other income (expense)	—	1	—	(1)	—	—
Income from group undertakings	—	59	43	27	(129)	—
Expenses due to group undertakings	—	(8)	(46)	(75)	129	—
Interest expense	(11)	(9)	(11)	(1)	—	(32)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(15)	18	(52)	343	—	294
Income taxes	—	5	19	(87)	—	(63)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(15)	23	(33)	256	—	231
Interest in earnings of associates, net of tax	—	3	—	16	—	19
Equity account for subsidiaries	261	230	83	—	(574)	—
NET INCOME	246	256	50	272	(574)	250
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$246	$256	$50	$268	$(574)	$246

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$254	$264	$51	$281	$(592)	$258
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$254	$264	$51	$277	$(592)	$254

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,046	$—	$1,046
Investment income	—	—	—	4	—	4
Other income	—	—	—	1	—	1
Total revenues	—	—	—	1,051	—	1,051
EXPENSES
Salaries and benefits	—	—	(23)	(545)	—	(568)
Other operating expenses	(1)	(6)	(44)	(111)	—	(162)
Depreciation expense	—	—	(4)	(22)	—	(26)
Amortization of intangible assets	—	—	—	(14)	—	(14)
Total expenses	(1)	(6)	(71)	(692)	—	(770)
OPERATING (LOSS) INCOME	(1)	(6)	(71)	359	—	281
Other (expense) income	(3)	1	—	8	—	6
Income from group undertakings	—	44	82	21	(147)	—
Expenses due to group undertakings	—	(8)	(31)	(108)	147	—
Interest expense	(11)	(2)	(17)	(1)	—	(31)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(15)	29	(37)	279	—	256
Income taxes	—	2	—	(50)	—	(48)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(15)	31	(37)	229	—	208
Interest in earnings of associates, net of tax	—	2	—	13	—	15
Equity account for subsidiaries	234	202	73	—	(509)	—
NET INCOME	219	235	36	242	(509)	223
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$219	$235	$36	$238	$(509)	$219

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$183	$199	$38	$203	$(437)	$186
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(3)	—	(3)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$183	$199	$38	$200	$(437)	$183

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of March 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$3	$—	$728	$—	$734
Accounts receivable, net	1	—	4	1,180	—	1,185
Fiduciary assets	—	—	—	9,306	—	9,306
Deferred tax assets	—	—	—	16	—	16
Other current assets	1	25	28	183	(33)	204
Amounts due from group undertakings	3,989	912	1,160	1,456	(7,517)	—
Total current assets	3,994	940	1,192	12,869	(7,550)	11,445
NON-CURRENT ASSETS
Investments in subsidiaries	—	3,090	1,124	—	(4,214)	—
Fixed assets, net	—	16	48	418	—	482
Goodwill	—	—	—	2,835	—	2,835
Other intangible assets, net	—	—	—	339	—	339
Investments in associates	—	160	—	36	—	196
Deferred tax assets	—	—	—	6	—	6
Pension benefits asset	—	—	—	316	—	316
Other non-current assets	3	9	6	191	—	209
Non-current amounts due from group undertakings	—	518	703	—	(1,221)	—
Total non-current assets	3	3,793	1,881	4,141	(5,435)	4,383
TOTAL ASSETS	$3,997	$4,733	$3,073	$17,010	$(12,985)	$15,828
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$9,306	$—	$9,306
Deferred revenue and accrued expenses	2	—	14	355	—	371
Income taxes payable	—	—	—	86	(33)	53
Short-term debt and current portion of long-term debt	—	15	—	—	—	15
Deferred tax liabilities	—	—	—	36	—	36
Other current liabilities	56	8	18	413	—	495
Amounts due to group undertakings	—	4,768	1,621	1,128	(7,517)	—
Total current liabilities	58	4,791	1,653	11,324	(7,550)	10,276
NON-CURRENT LIABILITIES
Investments in subsidiaries	702	—	—	—	(702)	—
Long-term debt	795	778	733	1	—	2,307
Liabilities for pension benefits	—	—	—	130	—	130
Deferred tax liabilities	—	1	—	77	—	78
Provisions for liabilities	—	—	3	208	—	211
Other non-current liabilities	—	—	41	313	—	354
Non-current amounts due to group undertakings	—	—	518	703	(1,221)	—
Total non-current liabilities	1,497	779	1,295	1,432	(1,923)	3,080
TOTAL LIABILITIES	$1,555	$5,570	$2,948	$12,756	$(9,473)	$13,356

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (continued)

	As of March 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,442	(837)	125	4,224	(3,512)	2,442
Noncontrolling interests	—	—	—	30	—	30
Total equity	2,442	(837)	125	4,254	(3,512)	2,472
TOTAL LIABILITIES AND EQUITY	$3,997	$4,733	$3,073	$17,010	$(12,985)	$15,828

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Balance Sheet

	As of December 31, 2013
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

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (continued)

	As of December 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,215	(1,114)	71	3,918	(2,875)	2,215
Noncontrolling interests	—	—	—	28	—	28
Total equity	2,215	(1,114)	71	3,946	(2,875)	2,243
TOTAL LIABILITIES AND EQUITY	$4,059	$4,463	$3,098	$16,024	$(12,844)	$14,800

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23)	$25	$(21)	$25	$(1)	$5
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	1	1	(1)	1
Additions to fixed assets	—	(2)	(2)	(19)	1	(22)
Additions to intangible assets	—	—	—	(1)	—	(1)
Payments to acquire other investments	—	—	—	(4)	—	(4)
Proceeds from sales of operations, net of cash disposed	—	—	—	5	—	5
Proceeds from intercompany investing activities	65	12	120	115	(312)	—
Repayments of intercompany investing activities	—	—	—	(16)	16	—
Net cash provided by investing activities	65	10	119	81	(296)	(21)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(2)	—	(2)
Repayments of debt	—	(4)	—	—	—	(4)
Repurchase of shares	(35)	—	—	—	—	(35)
Proceeds from issue of shares	43	—	—	—	—	43
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	(50)	—	—	(1)	1	(50)
Dividends paid to noncontrolling interests	—	—	—	(2)	—	(2)
Proceeds from intercompany financing activities	—	16	—	—	(16)	—
Repayments of intercompany financing activities	—	(47)	(98)	(167)	312	—
Net cash used in financing activities	(42)	(35)	(98)	(171)	297	(49)
DECREASE IN CASH AND CASH EQUIVALENTS	—	—	—	(65)	—	(65)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3	—	3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	3	—	790	—	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$3	$—	$728	$—	$734

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23)	$(144)	$(102)	$308	$—	$39
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	2	2	—	4
Additions to fixed assets	—	(1)	—	(22)	—	(23)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(1)	—	(1)
Payments to acquire other investments	—	—	—	(1)	—	(1)
Proceeds from intercompany investing activities	180	148	10	—	(338)	—
Repayments of intercompany investing activities	(129)	—	—	(235)	364	—
Net cash provided by (used in) investing activities	51	147	12	(257)	26	(21)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	55	—	—	—	55
Repayments of debt	—	(4)	—	—	—	(4)
Proceeds from issue of shares	19	—	—	—	—	19
Dividends paid	(47)	—	—	—	—	(47)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(1)	—	(1)
Proceeds from intercompany financing activities	—	128	107	129	(364)	—
Repayments of intercompany financing activities	—	(180)	(17)	(141)	338	—
Net cash (used in) provided by financing activities	(28)	(1)	90	(17)	(26)	18
INCREASE IN CASH AND CASH EQUIVALENTS	—	2	—	34	—	36
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5)	—	(5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$2	$—	$528	$—	$531

Notes to the financial statements
 (Unaudited)

21.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
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
The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as of March 31, 2014 of Willis Group Holdings and the Guarantors.
The entities included in the Guarantors column as of March 31, 2014 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America.

 Restatement to 2013 financial information

Regulation S-X, Article 3, Rule 3-10, allows for the presentation of condensed consolidating financial information. In accordance with these rules, the condensed consolidating financial information should be presented in accordance with US GAAP, except that (i) the guarantor and non-guarantor information is presented on a combined rather than consolidated basis, which requires the elimination of intra-entity activity and (ii) investments in subsidiaries are required to be presented under the equity method of accounting. Subsequent to the issuance of our financial statements for the first quarter 2013, management determined that certain balances were not presented in accordance with the above principles and have therefore restated our condensed consolidating financial information to reflect (i) gross, rather than net, presentation of intercompany balance sheet positions, (ii) dividends received from subsidiaries as reductions to the equity method investment balances as opposed to component of investment income from group undertakings, and (iii) appropriate push down accounting for goodwill.

The impacts of these changes on the previously reported 2013 financial statements are shown in the tables below.

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of operations for the three months ended 31 March 2013
Willis Group Holdings - the Parent Issuer
Operating (loss) income	$(4)	$3	$(1)
Net income attributable to Willis Group Holdings	219	—	219
The Guarantors
Operating loss	$(72)	$(5)	$(77)
Net income (loss) attributable to Willis Group Holdings	236	(1)	235
Other
Operating income	$178	$181	$359
Net income attributable to Willis Group Holdings	98	140	238
Consolidating adjustments
Operating income (loss)	$185	$(185)	$—
Net loss attributable to Willis Group Holdings	(334)	(139)	(473)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the three months ending 31 March 2013
Willis Group Holdings - the Parent Issuer
Comprehensive income attributable to Willis Group Holdings	$183	$—	$183
The Guarantors
Comprehensive income (loss) attributable to Willis Group Holdings	$200	$(1)	$199
Other
Comprehensive income attributable to Willis Group Holdings	$60	$140	$200
Consolidating adjustments
Comprehensive loss attributable to Willis Group Holdings	$(260)	$(139)	$(399)

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of cash flows for the three months ending 31 March 2013
Willis Group Holdings - the Parent Issuer
Net cash (used in) provided by operating activities	$(25)	$2	$(23)
Net cash provided by investing activities	—	51	51
Net cash provided by (used in) financing activities	25	(53)	(28)
The Guarantors
Net cash provided by (used in) operating activities	$35	$(281)	$(246)
Net cash provided by investing activities	1	141	142
Net cash (used in) provided by financing activities	(34)	140	106
Other
Net cash provided by operating activities	$29	$279	$308
Net cash used in investing activities	(22)	(235)	(257)
Net cash provided by (used in) financing activities	27	(44)	(17)
Consolidating adjustments
Net cash provided by operating activities	$—	$—	$—
Net cash provided by investing activities	—	43	43
Net cash used in financing activities	—	(43)	(43)

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$2	$1,088	$—	$1,090
Investment income	—	—	4	—	4
Other income	—	—	3	—	3
Total revenues	—	2	1,095	—	1,097
EXPENSES
Salaries and benefits	—	(19)	(551)	—	(570)
Other operating expenses	(4)	(41)	(120)	—	(165)
Depreciation expense	—	(5)	(18)	—	(23)
Amortization of intangible assets	—	—	(13)	—	(13)
Total expenses	(4)	(65)	(702)	—	(771)
OPERATING (LOSS) INCOME	(4)	(63)	393	—	326
Other income (expense)	—	1	(1)	—	—
Income from group undertakings	—	75	27	(102)	—
Expenses due to group undertakings	—	(27)	(75)	102	—
Interest expense	(11)	(20)	(1)	—	(32)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(15)	(34)	343	—	294
Income taxes	—	24	(87)	—	(63)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(15)	(10)	256	—	231
Interest in earnings of associates, net of tax	—	3	16	—	19
Equity account for subsidiaries	261	263	—	(524)	—
NET INCOME	246	256	272	(524)	250
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$246	$256	$268	$(524)	$246

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$254	$264	$281	$(541)	$258
Less: comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$254	$264	$277	$(541)	$254

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$1,046	$—	$1,046
Investment income	—	—	4	—	4
Other income	—	—	1	—	1
Total revenues	—	—	1,051	—	1,051
EXPENSES
Salaries and benefits	—	(23)	(545)	—	(568)
Other operating expenses	(1)	(50)	(111)	—	(162)
Depreciation expense	—	(4)	(22)	—	(26)
Amortization of intangible assets	—	—	(14)	—	(14)
Total expenses	(1)	(77)	(692)	—	(770)
OPERATING (LOSS) INCOME	(1)	(77)	359	—	281
Other (expense) income	(3)	1	8	—	6
Income from group undertakings	—	108	21	(129)	—
Expenses due to group undertakings	—	(21)	(108)	129	—
Interest expense	(11)	(19)	(1)	—	(31)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(15)	(8)	279	—	256
Income taxes	—	2	(50)	—	(48)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(15)	(6)	229	—	208
Interest in earnings of associates, net of tax	—	2	13	—	15
Equity account for subsidiaries	234	239	—	(473)	—
NET INCOME	219	235	242	(473)	223
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$219	$235	$238	$(473)	$219

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$183	$199	$203	$(399)	$186
Less: comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$183	$199	$200	$(399)	$183

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of March 31, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$3	$728	$—	$734
Accounts receivable, net	1	4	1,180	—	1,185
Fiduciary assets	—	—	9,306	—	9,306
Deferred tax assets	—	—	16	—	16
Other current assets	1	53	183	(33)	204
Amounts due from group undertakings	3,989	813	1,456	(6,258)	—
Total current assets	3,994	873	12,869	(6,291)	11,445
NON-CURRENT ASSETS
Investments in subsidiaries	—	4,089	—	(4,089)	—
Fixed assets, net	—	64	418	—	482
Goodwill	—	—	2,835	—	2,835
Other intangible assets, net	—	—	339	—	339
Investments in associates	—	160	36	—	196
Deferred tax assets	—	—	6	—	6
Pension benefits asset	—	—	316	—	316
Other non-current assets	3	15	191	—	209
Non-current amounts due from group undertakings	—	703	—	(703)	—
Total non-current assets	3	5,031	4,141	(4,792)	4,383
TOTAL ASSETS	$3,997	$5,904	$17,010	$(11,083)	$15,828
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$9,306	$—	$9,306
Deferred revenue and accrued expenses	2	14	355	—	371
Income taxes payable	—	—	86	(33)	53
Short-term debt and current portion of long-term debt	—	15	—	—	15
Deferred tax liabilities	—	—	36	—	36
Other current liabilities	56	26	413	—	495
Amounts due to group undertakings	—	5,130	1,128	(6,258)	—
Total current liabilities	58	5,185	11,324	(6,291)	10,276
NON-CURRENT LIABILITIES
Investments in subsidiaries	702	—	—	(702)	—
Long-term debt	795	1,511	1	—	2,307
Liabilities for pension benefits	—	—	130	—	130
Deferred tax liabilities	—	1	77	—	78
Provisions for liabilities	—	3	208	—	211
Other non-current liabilities	—	41	313	—	354
Non-current amounts due to group undertakings	—	—	703	(703)	—
Total non-current liabilities	1,497	1,556	1,432	(1,405)	3,080
TOTAL LIABILITIES	$1,555	$6,741	$12,756	$(7,696)	$13,356

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (continued)

	As of March 31, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,442	(837)	4,224	(3,387)	2,442
Noncontrolling interests	—	—	30	—	30
Total equity	2,442	(837)	4,254	(3,387)	2,472
TOTAL LIABILITIES AND EQUITY	$3,997	$5,904	$17,010	$(11,083)	$15,828

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of December 31, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$3	$790	$—	$796
Accounts receivable, net	—	4	1,037	—	1,041
Fiduciary assets	—	—	8,412	—	8,412
Deferred tax assets	—	—	16	(1)	15
Other current assets	1	31	186	(21)	197
Amounts due to group undertakings	4,051	975	1,484	(6,510)	—
Total current assets	4,055	1,013	11,925	(6,532)	10,461
NON-CURRENT ASSETS
Investments in subsidiaries	—	3,788	—	(3,788)	—
Fixed assets, net	—	66	415	—	481
Goodwill	—	—	2,838	—	2,838
Other intangible assets, net	—	—	353	—	353
Investments in associates	—	156	20	—	176
Deferred tax assets	—	—	7	—	7
Pension benefits asset	—	—	278	—	278
Other non-current assets	4	14	188	—	206
Non-current amounts due to group undertakings	—	690	—	(690)	—
Total non-current assets	4	4,714	4,099	(4,478)	4,339
TOTAL ASSETS	$4,059	$5,727	$16,024	$(11,010)	$14,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$8,412	$—	$8,412
Deferred revenue and accrued expenses	2	29	555	—	586
Income taxes payable	—	3	39	(21)	21
Short-term debt and current portion of long-term debt	—	15	—	—	15
Deferred tax liabilities	—	—	25	—	25
Other current liabilities	62	53	300	—	415
Amounts due to group undertakings	—	5,177	1,333	(6,510)	—
Total current liabilities	64	5,277	10,664	(6,531)	9,474
NON-CURRENT LIABILITIES
Investments in subsidiaries	985	—	—	(985)	—
Long-term debt	795	1,515	1	—	2,311
Liabilities for pension benefits	—	—	136	—	136
Deferred tax liabilities	—	1	55	—	56
Provisions for liabilities	—	—	206	—	206
Other non-current liabilities	—	48	326	—	374
Non-current amounts due to group undertakings	—	—	690	(690)	—
Total non-current liabilities	1,780	1,564	1,414	(1,675)	3,083
TOTAL LIABILITIES	$1,844	$6,841	$12,078	$(8,206)	$12,557

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (continued)

	As of December 31, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,215	(1,114)	3,918	(2,804)	2,215
Noncontrolling interests	—	—	28	—	28
Total equity	2,215	(1,114)	3,946	(2,804)	2,243
TOTAL LIABILITIES AND EQUITY	$4,059	$5,727	$16,024	$(11,010)	$14,800

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23)	$4	$25	$(1)	$5
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	1	1	(1)	1
Additions to fixed assets	—	(4)	(19)	1	(22)
Additions to intangible assets	—	—	(1)	—	(1)
Payments to acquire other investments	—	—	(4)	—	(4)
Proceeds from disposal of operations, net of cash disposed	—	—	5	—	5
Proceeds from intercompany investing activities	65	120	115	(300)	—
Repayments of intercompany investing activities	—	—	(16)	16	—
Net cash provided by investing activities	65	117	81	(284)	(21)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	(2)	—	(2)
Repayments of debt	—	(4)	—	—	(4)
Repurchase of shares	(35)	—	—	—	(35)
Proceeds from issue of shares	43	—	—	—	43
Excess tax benefits from share-based payment arrangement	—	—	1	—	1
Dividends paid	(50)	—	(1)	1	(50)
Dividends paid to noncontrolling interests	—	—	(2)	—	(2)
Proceeds from intercompany financing activities	—	16	—	(16)	—
Repayments of intercompany financing activities	—	(133)	(167)	300	—
Net cash used in financing activities	(42)	(121)	(171)	285	(49)
DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(65)	—	(65)
Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	3	790	—	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$3	$728	$—	$734

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23)	$(246)	$308	$—	$39
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	2	2	—	4
Additions to fixed assets	—	(1)	(22)	—	(23)
Acquisitions of subsidiaries, net of cash acquired	—	—	(1)	—	(1)
Payments to acquire other investments	—	—	(1)	—	(1)
Proceeds from intercompany investing activities	180	141	—	(321)	—
Repayments of intercompany investing activities	(129)	—	(235)	364	—
Net cash provided by (used in) investing activities	51	142	(257)	43	(21)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	55	—	—	55
Repayments of debt	—	(4)	—	—	(4)
Proceeds from issue of shares	19	—	—	—	19
Dividends paid	(47)	—	—	—	(47)
Acquisition of noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	(1)	—	(1)
Proceeds from intercompany financing activities	—	235	129	(364)	—
Repayments of intercompany financing activities	—	(180)	(141)	321	—
Net cash (used in) provided by financing activities	(28)	106	(17)	(43)	18
INCREASE IN CASH AND CASH EQUIVALENTS	—	2	34	—	36
Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	—	(5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$2	$528	$—	$531

Willis Group Holdings plc

22.	FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
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
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets as of March 31, 2014 of Willis Group Holdings, the Other Guarantors and the Issuer.
The entities included in the Other Guarantors column as of March 31, 2014 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, Willis North America, TA I Limited and Willis Group Limited.

Restatement to 2013 financial information

Regulation S-X, Article 3, Rule 3-10, allows for the presentation of condensed consolidating financial information. In accordance with these rules, the condensed consolidating financial information should be presented in accordance with US GAAP, except that (i) the guarantor and non-guarantor information is presented on a combined rather than consolidated basis, which requires the elimination of intra-entity activity and (ii) investments in subsidiaries are required to be presented under the equity method of accounting. Subsequent to the issuance of our financial statements for the first quarter 2013, management determined that certain balances were not presented in accordance with the above principles and have therefore restated our condensed consolidating financial information to reflect (i) gross, rather than net, presentation of intercompany balance sheet positions, (ii) dividends received from subsidiaries as reductions to the equity method investment balances as opposed to component of investment income from group undertakings, and (iii) appropriate push down accounting for goodwill.

The impacts of these changes on the previously reported 2013 financial statements are shown in the tables below.

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of operations for the three months ended 31 March 2013
Willis Group Holdings
Operating (loss) income	$(4)	$3	$(1)
Net income attributable to Willis Group Holdings	219	—	219
The Other Guarantors
Operating loss	$(72)	$(5)	$(77)
Net income (loss) attributable to Willis Group Holdings	236	(1)	235
The Issuer
Operating income	$—	$—	$—
Net income (loss) attributable to Willis Group Holdings	223	(1)	222
Other
Operating income	$178	$181	$359
Net income attributable to Willis Group Holdings	98	140	238
Consolidating adjustments
Operating income (loss)	$185	$(185)	$—
Net loss attributable to Willis Group Holdings	(557)	(138)	(695)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the three months ended 31 March 2013
Willis Group Holdings
Comprehensive income attributable to Willis Group Holdings	$183	$—	$183
The Other Guarantors
Comprehensive income (loss) attributable to Willis Group Holdings	$200	$(1)	$199
The Issuer
Comprehensive income (loss) attributable to Willis Group Holdings	$192	$(1)	$191
Other
Comprehensive income attributable to Willis Group Holdings	$60	$140	$200
Consolidating adjustments
Comprehensive loss attributable to Willis Group Holdings	$(452)	$(138)	$(590)

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of cash flows for the three months ended 31 March 2013
Willis Group Holdings
Net cash (used in) provided by operating activities	$(25)	$2	$(23)
Net cash provided by investing activities	—	51	51
Net cash provided by (used in) financing activities	25	(53)	(28)
The Other Guarantors
Net cash provided by (used in) operating activities	$587	$(120)	$467
Net cash provided by (used in) investing activities	1	(504)	(503)
Net cash (used in) provided by financing activities	(586)	624	38
The Issuer
Net cash provided by (used in) operating activities	$5	$(161)	$(156)
Net cash provided by investing activities	—	148	148
Net cash (used in) provided by financing activities	(5)	13	8
Other
Net cash provided by (used in) operating activities	$29	$279	$308
Net cash used in investing activities	(22)	(235)	(257)
Net cash provided by (used in) financing activities	27	(44)	(17)
Consolidating adjustments
Net cash used in operating activities	$(557)	$—	$(557)
Net cash provided by investing activities	—	540	540
Net cash provided by (used in) financing activities	557	(540)	17

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$2	$—	$1,088	$—	$1,090
Investment income	—	—	—	4	—	4
Other income	—	—	—	3	—	3
Total revenues	—	2	—	1,095	—	1,097
EXPENSES
Salaries and benefits	—	(19)	—	(551)	—	(570)
Other operating expenses	(4)	(41)	—	(120)	—	(165)
Depreciation expense	—	(5)	—	(18)	—	(23)
Amortization of intangible assets	—	—	—	(13)	—	(13)
Total expenses	(4)	(65)	—	(702)	—	(771)
OPERATING (LOSS) INCOME	(4)	(63)	—	393	—	326
Other income (expense)	—	1	—	(1)	—	—
Income from group undertakings	—	82	22	27	(131)	—
Expenses due to group undertakings	—	(49)	(7)	(75)	131	—
Interest expense	(11)	(11)	(9)	(1)	—	(32)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(15)	(40)	6	343	—	294
Income taxes	—	25	(1)	(87)	—	(63)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(15)	(15)	5	256	—	231
Interest in earnings of associates, net of tax	—	3	—	16	—	19
Equity account for subsidiaries	261	268	215	—	(744)	—
NET INCOME	246	256	220	272	(744)	250
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$246	$256	$220	$268	$(744)	$246

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$254	$264	$228	$281	$(769)	$258
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$254	$264	$228	$277	$(769)	$254

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$1,046	$—	$1,046
Investment income	—	—	—	4	—	4
Other income	—	—	—	1	—	1
Total revenues	—	—	—	1,051	—	1,051
EXPENSES
Salaries and benefits	—	(23)	—	(545)	—	(568)
Other operating expenses	(1)	(50)	—	(111)	—	(162)
Depreciation expense	—	(4)	—	(22)	—	(26)
Amortization of intangible assets	—	—	—	(14)	—	(14)
Total expenses	(1)	(77)	—	(692)	—	(770)
OPERATING (LOSS) INCOME	(1)	(77)	—	359	—	281
Other (expense) income	(3)	1	—	8	—	6
Income from group undertakings	—	114	13	21	(148)	—
Expenses due to group undertakings	—	(34)	(6)	(108)	148	—
Interest expense	(11)	(17)	(2)	(1)	—	(31)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(15)	(13)	5	279	—	256
Income taxes	—	2	—	(50)	—	(48)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(15)	(11)	5	229	—	208
Interest in earnings of associates, net of tax	—	2	—	13	—	15
Equity account for subsidiaries	234	244	217	—	(695)	—
NET INCOME	219	235	222	242	(695)	223
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$219	$235	$222	$238	$(695)	$219

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$183	$199	$191	$203	$(590)	$186
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(3)	—	(3)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$183	$199	$191	$200	$(590)	$183

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of March 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$3	$—	$728	$—	$734
Accounts receivable, net	1	4	—	1,180	—	1,185
Fiduciary assets	—	—	—	9,306	—	9,306
Deferred tax assets	—	—	—	16	—	16
Other current assets	1	59	1	183	(40)	204
Amounts due from group undertakings	3,989	813	803	1,456	(7,061)	—
Total current assets	3,994	879	804	12,869	(7,101)	11,445
NON-CURRENT ASSETS
Investments in subsidiaries	—	4,024	2,940	—	(6,964)	—
Fixed assets, net	—	64	—	418	—	482
Goodwill	—	—	—	2,835	—	2,835
Other intangible assets, net	—	—	—	339	—	339
Investments in associates	—	160	—	36	—	196
Deferred tax assets	—	—	—	6	—	6
Pension benefits asset	—	—	—	316	—	316
Other non-current assets	3	6	9	191	—	209
Non-current amounts due from group undertakings	—	1,132	518	—	(1,650)	—
Total non-current assets	3	5,386	3,467	4,141	(8,614)	4,383
TOTAL ASSETS	$3,997	$6,265	$4,271	$17,010	$(15,715)	$15,828
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$9,306	$—	$9,306
Deferred revenue and accrued expenses	2	14	—	355	—	371
Income taxes payable	—	—	7	86	(40)	53
Short-term debt and current portion of long-term debt	—	—	15	—	—	15
Deferred tax liabilities	—	—	—	36	—	36
Other current liabilities	56	23	3	413	—	495
Amounts due to group undertakings	—	5,768	165	1,128	(7,061)	—
Total current liabilities	58	5,805	190	11,324	(7,101)	10,276
NON-CURRENT LIABILITIES
Investments in subsidiaries	702	—	—	—	(702)	—
Long-term debt	795	733	778	1	—	2,307
Liabilities for pension benefits	—	—	—	130	—	130
Deferred tax liabilities	—	1	—	77	—	78
Provisions for liabilities	—	3	—	208	—	211
Other non-current liabilities	—	41	—	313	—	354
Non-current amounts due to group undertakings	—	519	428	703	(1,650)	—
Total non-current liabilities	1,497	1,297	1,206	1,432	(2,352)	3,080
TOTAL LIABILITIES	$1,555	$7,102	$1,396	$12,756	$(9,453)	$13,356

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (continued)

	As of March 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,442	(837)	2,875	4,224	(6,262)	2,442
Noncontrolling interests	—	—	—	30	—	30
Total equity	2,442	(837)	2,875	4,254	(6,262)	2,472
TOTAL LIABILITIES AND EQUITY	$3,997	$6,265	$4,271	$17,010	$(15,715)	$15,828

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of December 31, 2013
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

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As of December 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,215	(1,114)	2,633	3,918	(5,437)	2,215
Noncontrolling interests	—	—	—	28	—	28
Total equity	2,215	(1,114)	2,633	3,946	(5,437)	2,243
TOTAL LIABILITIES AND EQUITY	$4,059	$6,074	$4,026	$16,024	$(15,383)	$14,800

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23)	$28	$(24)	$25	$(1)	$5
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	1	—	1	(1)	1
Additions to fixed assets	—	(4)	—	(19)	1	(22)
Additions to intangible assets	—	—	—	(1)	—	(1)
Payments to acquire other investments	—	—	—	(4)	—	(4)
Proceeds from disposal of operations, net of cash disposed	—	—	—	5	—	5
Proceeds from intercompany investing activities	65	120	12	115	(312)	—
Repayments of intercompany investing activities	—	—	—	(16)	16	—
Net cash provided by investing activities	65	117	12	81	(296)	(21)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(2)	—	(2)
Repayments of debt	—	—	(4)	—	—	(4)
Repurchase of shares	(35)	—	—	—	—	(35)
Proceeds from issue of shares	43	—	—	—	—	43
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	(50)	—	—	(1)	1	(50)
Dividends paid to noncontrolling interests	—	—	—	(2)	—	(2)
Proceeds from intercompany financing activities	—	—	16	—	(16)	—
Repayments of intercompany financing activities	—	(145)	—	(167)	312	—
Net cash (used in) provided by financing activities	(42)	(145)	12	(171)	297	(49)
DECREASE IN CASH AND CASH EQUIVALENTS	—	—	—	(65)	—	(65)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3	—	3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	3	—	790	—	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$3	$—	$728	$—	$734

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23)	$467	$(156)	$308	$(557)	$39
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	2	—	2	—	4
Additions to fixed assets	—	(1)	—	(22)	—	(23)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(1)	—	(1)
Payments to acquire other investments	—	—	—	(1)	—	(1)
Proceeds from intercompany investing activities	180	53	148	—	(381)	—
Repayments of intercompany investing activities	(129)	(557)	—	(235)	921	—
Net cash provided by (used in) investing activities	51	(503)	148	(257)	540	(21)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	55	—	—	55
Repayments of debt	—	—	(4)	—	—	(4)
Proceeds from issue of shares	19	—	—	—	—	19
Dividends paid	(47)	—	(557)	—	557	(47)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(1)	—	(1)
Proceeds from intercompany financing activities	—	235	557	129	(921)	—
Repayments of intercompany financing activities	—	(197)	(43)	(141)	381	—
Net cash (used in) provided by financing activities	(28)	38	8	(17)	17	18
INCREASE IN CASH AND CASH EQUIVALENTS	—	2	—	34	—	36
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5)	—	(5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$2	$—	$528	$—	$531

Business discussion

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion includes references to non-GAAP financial measures as defined in Regulation G of the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, specifically, organic growth in commissions and fees, adjusted operating margin, adjusted operating income, adjusted net income and adjusted earnings per diluted share, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic growth in commissions and fees excludes the impact of acquisitions and disposals, period over period movements in foreign currency movements, and investment and other income from growth in revenues. Adjusted operating income, adjusted net income and adjusted earnings per diluted share are calculated by excluding the impact of certain specified items from operating income, net income, and earnings per diluted share, respectively, the most directly comparable GAAP measures. Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, these condensed consolidated financial statements for the three months ended March 31, 2014.
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
Our Global business provides specialist brokerage and consulting services to clients worldwide arising from specific industries, activities and risks including Property, Casualty and Construction, Natural Resources; Transport, which incorporates our Aerospace and Marine businesses; People, Political and Terrorism risk; Fine Art, Jewelry and Specie; Hughes-Gibbs; Financial and Executive risks; Willis Capital Markets & Advisory; UK retail operations; Facultative and Wholesale solutions; Reinsurance; and Captives management.
North America and International comprise our retail operations, excluding the UK. Our retail operations provide services to small, medium and large corporations. Included in our retail operations is the Human Capital and Benefits practice, our largest product-based practice group, which provides health, welfare and human resources consulting and brokerage services.
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
We have noted a continuation of this trend, and signs of acceleration, towards softening reinsurance rates across almost all classes of business and geographies as positive 2013 results for traditional reinsurers and the supply of capital from third party investors have added further to the oversupply of capacity. Whilst we are feeling the impact of the softening rates to a degree we are helping to guide clients through complex decisions in an evolving marketplace.
The outlook for our business, operating results and financial condition continues to be challenging due to the global economic condition. There are signs of improving conditions both in the US, and within certain European Union countries, including a return to sustained GDP growth in certain countries. However, if conditions in the Global economy, including the US, the UK and the Eurozone deteriorate, there will likely be a negative effect on our business as well as the businesses of our clients.
In the face of this challenging economic environment we have adopted a strategy to invest selectively in growth areas, defined by geography, industry sector and client segment, and to better coordinate our three segments so as to, among other things, bring our clients greater access to the Company's specialty areas and analytical capabilities. Our growth strategy also involves increasing our investment in, and deployment of, our analytical capabilities.
Financial Performance
Consolidated Financial Performance
Results: first quarter 2014
Total revenues of $1,097 million for first quarter 2014 were $46 million, or 4.4 percent, higher than in first quarter 2013. Total commissions and fees for first quarter 2014 were $1,090 million, up $44 million or 4.2 percent, from $1,046 million in the prior year quarter. The increase includes organic commissions and fees growth of 4.2 percent and a positive 0.3 percent impact from foreign currency movements partially offset by a negative 0.3 percent impact from acquisitions and disposals.
Organic growth in commissions and fees was driven by positive growth in each of our operating segments, with 7.2 percent growth in International, 4.7 percent growth in North America and 2.0 percent growth in Global compared with first quarter 2013.
Total revenues also included Investment income of $4 million in both first quarter 2014 and first quarter 2013, and Other income of $3 million in first quarter 2014, up $2 million from first quarter 2013.
Total expenses in first quarter 2014 of $771 million were $1 million, or 0.1 percent, higher than in first quarter 2013. Foreign currency movements negatively impacted total expenses by $7 million.
The $1 million increase in total expenses in first quarter 2014 versus the year ago quarter was due to higher salary and benefit expense, due to increased headcount and annual pay reviews, higher business development expenses, increased spend on systems related projects and the negative impact of foreign exchange partially offset by the non-recurrence of the $46 million charge for the expense reduction initiative incurred in first quarter 2013.
The income tax charge increased by $15 million due to higher income and an increased estimated annual effective tax rate. The tax rate for the first quarter 2014 was approximately 21 percent, compared to approximately 19 percent for the first quarter

Business discussion

2013. Whilst both the current and prior year periods are impacted by the requirement to maintain a valuation allowance against US deferred tax assets, the first quarter 2014 tax rate was higher primarily due to the expectation of paying current taxes in the US in 2014, which resulted in a higher tax charge on US income in the current period compared with the prior period.
Interest in earnings of associates increased by $4 million mainly due to the year-on-year improvement in the results of our associates, primarily Gras Savoye, our principal associate.
Net income attributable to Willis shareholders was $246 million or $1.35 per diluted share in first quarter 2014 compared with net income of $219 million or $1.24 per diluted share in first quarter 2013. The $27 million increase was primarily due to increased commissions and fees in the first quarter 2014 and the non-recurrence of the $46 million expense reduction initiative in first quarter 2013, partially offset by higher operating expenses, negative foreign exchange movements and the increase in the tax charge in the first quarter 2014.
Foreign currency movements had a $0.03 negative impact on earnings per diluted share in first quarter 2014 compared with first quarter 2013.
Adjusted Operating Income, Adjusted Operating Margin, Adjusted Net Income and Adjusted Earnings per Diluted Share
Our non-GAAP measures of adjusted operating income, adjusted net income and adjusted earnings per diluted share are calculated by excluding the impact of certain items (as detailed below) from operating income, net income, and earnings per diluted share, respectively, the most directly comparable GAAP measures.
The following items are excluded from operating income and net income as applicable:

(i)	costs associated with the 2013 Expense Reduction Initiative; and

(ii)	gains and losses on the disposal of operations.

We believe that excluding these items, as applicable, from operating income, net income and earnings per diluted share provides a more complete and consistent comparative analysis of our results of operations. We use these and other measures to establish Group performance targets and evaluate the performance of our operations.
As set out in the tables below, adjusted operating income was essentially flat at $326 million in first quarter 2014 compared to $327 million in first quarter 2013. Adjusted operating margin at 29.7 percent in first quarter 2014 was down 140 basis points compared with first quarter 2013, while first quarter 2014 adjusted net income was $248 million, $9 million lower than in first quarter 2013. Adjusted earnings per diluted share were $1.36 in first quarter 2014, compared with $1.46 in first quarter 2013.
A reconciliation of reported operating income, the most directly comparable GAAP measure, to adjusted operating income for the three months ended March 31, is as follows (in millions, except percentages):

	Three months ended March 31,
	2014	2013
Operating income, GAAP basis	$326	$281
Excluding:
Expense Reduction Initiative (a)	—	46
Adjusted operating income	$326	$327

Operating margin, GAAP basis, or operating income as a percentage of total revenues	29.7%	26.7%
Adjusted operating margin, or adjusted operating income as a percentage of total revenues	29.7%	31.1%
 _________________________________

(a)	Charge related to the assessment of the Company's organizational design. See '2013 Expense Reduction Initiative' section below.

Willis Group Holdings plc

A reconciliation of reported net income and reported earnings per diluted share, the most directly comparable GAAP measures, to adjusted net income and adjusted earnings per diluted share, is as follows (in millions, except per share data):

				Per diluted share
	Three months ended March 31,			Three months ended March 31,
	2014	2013	% Change	2014	2013	% Change
Net income attributable to Willis Group Holdings plc, GAAP basis	$246	$219	12.3%	$1.35	$1.24	8.9%
Excluding:
Expense Reduction Initiative, net of tax ($nil, $8) (a)	—	38		—	0.22
Loss on disposal of operations, net of tax ($1, $nil)	2	—		0.01	—
Adjusted net income	$248	$257	(3.5)%	$1.36	$1.46	(6.8)%

Average diluted shares outstanding, GAAP basis	182	176
_____________________________

(a)	Charge related to the assessment of the Company's organizational design. See '2013 Expense Reduction Initiative' section below.

2013 Expense Reduction Initiative
The Company recorded a pre-tax charge of $46 million in the first quarter of 2013 related to the assessment of the Company's organizational design. In connection with this assessment, we incurred the following pre-tax charges:

•	$29 million of severance and other staff-related costs towards the elimination of 207 positions; and

•	$17 million of Other operating expenses and Depreciation resulting from the rationalization of property and systems.
The Company did not incur any further charges related to this review.

Pension Expense
We recorded net pension income on our UK defined benefit pension plan of $3 million in first quarter 2014 and $1 million in first quarter 2013. The $2 million increase was due to higher expected returns on plan assets, partially offset by higher interest and service costs.
On our US defined benefit pension plan we recorded a net pension income of $2 million in first quarter 2014 compared with $1 million in first quarter 2013. This increase was due to a lower cost relating to amortization of unrecognized actuarial losses in first quarter 2014 compared to first quarter 2013.
On our other defined benefit pension plans, we recorded a net pension cost of $1 million in both first quarter 2014 and 2013.
Associates
The Company currently owns approximately 30 percent of Gras Savoye, as does the private equity firm Astorg Partners and the original family shareholders. The previous Shareholders' Agreement provided a call option for us to acquire full ownership of the company in 2015. An amended Agreement, which we signed on April 15, 2013, extends the exercise date of the call option by one year to June 2016, providing additional time for all parties to plan for the proposed transition in 2016. Additionally, the call option is based on an agreed-upon formula for determining enterprise and equity value of Gras Savoye in 2016 based on Gras Savoye's 2014 and 2015 consolidated accounts. The formula is based on a weighting of revenue and EBITDA averaged over a one-to-two year period to which certain pre-determined market multiples would be applied, the potential range of market multiples having been narrowed from the previous agreement.

Business discussion

Acquisitions and Disposals
In first quarter 2014 the Company agreed to acquire Charles Monat Limited, a market-leading life insurance solutions adviser to high net worth clients. The acquisition represents a key enhancement to our expanding Global Wealth Solutions practice, particularly in Asia. Completion of the transaction is subject to regulatory approval.
During first quarter 2014 the Company disposed of Insurance Noodle, a small online wholesale business in Willis North America and Philadelphia Benefits, LLC a small local service-oriented wholesale agency.

Operational Improvement Program
In April 2014, the Company announced an operational improvement program that will allow the Company to continue to strengthen its client service, realize operational efficiencies, and invest in new capabilities for growth.
The program will begin in the second quarter of 2014 and is expected to be complete by the end of 2017. This program is expected to deliver cumulative cost savings of approximately $420 million through 2017 and annual cost savings of approximately $300 million starting in 2018. The estimated phasing of cost savings is: approximately $5 million in 2014, approximately $45 million in 2015, approximately $135 million in 2016 and approximately $235 million in 2017. The estimated cost savings are before any potential reinvestment. However, the Company expects the majority of savings to be reflected in earnings. To achieve these savings, the Company expects to incur cumulative charges amounting to approximately $410 million through the end of 2017.
Total charges, actual savings and timing may vary positively or negatively from these estimates due to changes in the scope, underlying assumptions or execution risk of the restructuring plan throughout its duration.
The main elements of the program will include:

•
Movement of more than 3,500 support roles from higher cost locations to Willis facilities in lower cost locations, bringing the ratio of employees in higher cost versus lower cost locations from approximately 80:20 to approximately 60:40;

•	Net workforce reductions in support positions;

•	Lease consolidation in real estate and reductions in ratios of seats per employee and square footage of floor space per employee; and

•	Information technology systems simplification and rationalization.
The Company expects that about 70 percent of the annualized 2018 savings will come from role relocation and reduction, and about 30 percent of the savings from real estate, information technology and other areas.
As the program proceeds, we will provide regular updates on the associated savings from the program as well as the charge. In addition, we will also disclose certain key operational metrics that will demonstrate how the program is making the changes which drive savings, including the ratio of roles in higher cost locations to lower cost locations, the ratio of seats per employee, and square footage of floor space per employee.

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

Business discussion

Changes to Segmental and Income Statement Presentation

During the first quarter 2014 the Company announced a number of changes to the structure of its operations that are effective from January 1, 2014.

The principal changes to the components of the North America, Global and International reporting segments are:

•	the UK retail business, previously reported within the International reporting segment, has been combined with our Specialty businesses and is now reported within the Global reporting segment;

•	the Mexican retail business, previously reported within the North America reporting segment, is now reported within the International reporting segment; and

•	the US captive consulting business and facultative reinsurance businesses, both previously reported within the North America reporting segment, are now reported within the Global reporting segment.

The Company has made additional changes to the segmental financial information that are now used and reported to evaluate performance and to support decision making. We will continue to use organic growth in commissions and fees and operating income to evaluate segment performance however, operating income has been changed to reflect the following:

•	amortization of intangibles, previously reported in Corporate and other, is now reported in operating expenses for each of the reporting segments; and

•
certain leadership, project and other costs relating to group functions and the non-servicing or financing elements of the defined benefit pension scheme cost (income), previously allocated to each of the reporting segments are now reported in Corporate and other.

Finally, the Company has made changes to the presentation of certain items in the Consolidated Statement of Operations. Certain foreign exchange gains and losses, primarily from balance sheet revaluation, and gains and losses from the disposal of operations, previously reported within total operating expenses, are now reported in a new income statement line item, 'Other income (expense)', which is now reported below Operating income (loss).
The impact of the changes to the selected financial data described above, has been retrospectively applied to the first quarter 2013 results.

Willis Group Holdings plc

REVIEW OF CONSOLIDATED RESULTS
The following table is a summary of our revenues, operating income, operating margin, net income and diluted earnings per share (in millions, except per share data and percentages):

	Three months ended March 31,
	2014	2013
REVENUES
Commissions and fees	$1,090	$1,046
Investment income	4	4
Other income	3	1
Total revenues	1,097	1,051
EXPENSES
Salaries and benefits	(570)	(568)
Other operating expenses	(165)	(162)
Depreciation expense	(23)	(26)
Amortization of intangible assets	(13)	(14)
Total expenses	(771)	(770)
OPERATING INCOME	326	281
Other income (expense)	—	6
Interest expense	(32)	(31)
INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	294	256
Income taxes	(63)	(48)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	231	208
Interest in earnings of associates, net of tax	19	15
NET INCOME	250	223
Less: net income attributable to noncontrolling interests	(4)	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$246	$219

Salaries and benefits as a percentage of total revenues	52.0%	54.0%
Other operating expenses as a percentage of total revenues	15.0%	15.4%
Operating margin (operating income as a percentage of total revenues)	29.7%	26.7%
Diluted earnings per share	$1.35	$1.24
Average diluted number of shares outstanding	182	176

Business discussion

Revenues
Total revenues for the Group and by segment for the three months ended March 31, 2014 and 2013 are shown below (millions, except percentages):

				Attributable to:
Three months ended March 31,	2014	2013	% Change	Foreign currency translation	Acquisitions and disposals	Organic commissions and fees growth (a)

Global	$442	$427	3.5%	1.6%	(0.1)%	2.0%
North America	369	355	3.9%	(0.1)%	(0.7)%	4.7%
International	279	264	5.7%	(1.5)%	—%	7.2%
Commissions and fees	$1,090	$1,046	4.2%	0.3%	(0.3)%	4.2%
Investment income	4	4	—%
Other income	3	1	200%
Total revenues	$1,097	$1,051	4.4%
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
First quarter 2014
Revenues of $1,097 million for first quarter 2014 were $46 million, or 4.4 percent, higher than in same period of 2013.
Total commissions and fees for first quarter 2014 were $1,090 million, up $44 million or 4.2 percent, from $1,046 million in the prior year quarter. This reflects organic commissions and fees growth of 4.2 percent and a positive 0.3 percent impact from foreign currency movements partially offset by a negative 0.3 percent impact from acquisitions and disposals.
The Global segment reported 3.5 percent growth in reported commissions and fees. Organic growth in commissions and fees was 2.0 percent. The positive 1.6 percent impact from foreign currency movements was partially offset by a negative 0.1 percent impact from acquisitions and disposals. Growth was primarily driven by strong new business in Reinsurance tempered by a decline in Global Insurance.
The North America segment reported 3.9 percent growth in reported commissions and fees. This reflected organic commissions and fees growth of 4.7 percent partially offset by a 0.7 percent negative impact from acquisitions and disposals and a 0.1 percent negative impact from foreign currency movements. Growth in commissions and fees was reported across most of North America’s geographic regions, led by the Midwest and the South. Similarly, most of the product and industry practices reported growth, with the Construction and Human Capital practices reporting low double-digit and mid-single digit growth respectively.
The International segment reported 5.7 percent growth in reported commissions and fees. Organic growth of 7.2 percent was partially offset by a 1.5 percent negative impact from foreign currency movements. Growth in the quarter was positively impacted by $6 million related to the revenue recognition adjustment in China that negatively impacted revenue in the fourth quarter of 2013. Excluding the 250 basis point impact of this adjustment, organic growth in International would have been 4.7 percent. Operations in Western Europe continued to expand in the first quarter, recording low single-digit growth with positive contributions from almost all countries across the region. Eastern Europe recorded growth in the mid-teens. Latin America operations grew low-teens with strong results in Brazil and Venezuela and positive contributions across most countries in the region. Operations in Asia were up mid-double digits, led by China and Hong Kong. Australasia was down, but by less than 1.0 percent.
Investment income was $4 million in both first quarter 2014 and first quarter 2013. Other income was $3 million in first quarter 2014, up $2 million from first quarter 2013.

Willis Group Holdings plc

Salaries and Benefits
First quarter 2014
The $2 million increase in Salaries and benefits in first quarter 2014 versus the year ago quarter was due to headcount increases, as the Company continues to invest in growth opportunities and revenue initiatives including the Connecting Willis initiative, annual pay reviews and the adverse impact of foreign exchange movements, partially offset by the non-recurrence of the $29 million charge related to the 2013 expense reduction initiative.
Other Expenses
First quarter 2014
Other operating expenses increased by $3 million due to the impact of higher business development expenses and increased spend on systems related projects. This was partially offset by the non-recurrence of the $12 million charge related to the 2013 expense reduction initiative.
Depreciation expense was $23 million in first quarter 2014 and $26 million first quarter 2013. The $3 million reduction in the charge was as a result of the non-recurrence of a $5 million charge related to the 2013 expense reduction initiative, partially offset by the increased depreciation charge in first quarter 2014 as a result of systems going live late in 2013.
Amortization of intangible assets was $13 million in first quarter 2014 and $14 million in first quarter 2013.
Interest Expense
Interest expense in first quarter 2014 was $32 million compared with $31 million for the same period of 2013.
Income Taxes

The income tax charge increased by $15 million due to higher income and an increased estimated annual effective tax rate. The tax rate for the first quarter 2014 was approximately 21 percent, compared to approximately 19 percent for the first quarter 2013. Whilst both the current and prior year periods are impacted by the requirement to maintain a valuation allowance against US deferred tax assets, the first quarter 2014 tax rate was higher primarily due to the expectation of paying current taxes in the US in 2014, which resulted in a higher tax charge on US income in the current period compared with the prior period.
Interest in Earnings of Associates
Interest in earnings of associates, net of tax, was $19 million in first quarter 2014, compared with $15 million for the same period of 2013. This $4 million increase was mainly due to the year-on-year improvement in the results of our associates, primarily Gras Savoye, our principal associate.
We expect a full year 2014 Interest in earnings of associates profit of between $10 million and $15 million compared with a $nil profit for full year 2013. While this is our current estimate, as we do not have control over our Associates, actual results may not be in line with that estimate.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
We believe that our balance sheet and strong cash flow provide us with the platform and flexibility to remain committed to our previously stated goals of:

•	investing in the business for growth;

•	value-creating merger and acquisition activity;

•	returning a steadily rising dividend to shareholders; and

•	the repurchase of shares.

Business discussion

Our principal sources of liquidity are cash from operations, available cash and cash equivalents and amounts available under our four revolving credit facilities, excluding the UK facility, which is solely for use by our main regulated UK entity in certain exceptional circumstances, and the Willis Securities facility which is available for regulatory purposes related to securities underwriting only.
Our principal short-term uses of liquidity and capital resources are operating expenses, capital expenditures, dividends to shareholders, funding defined benefit pension plans and the repurchase of shares.
Our long-term liquidity requirements consist of the principal amount of outstanding notes; borrowings under our 7-year term loan and revolving credit facilities; and our pension contributions as discussed below.
As at March 31, 2014, cash and cash equivalents were $734 million, a decrease of $62 million compared to December 31, 2013. Included within cash and cash equivalents is $645 million available for corporate purposes and $89 million held within our regulated UK entities for regulatory capital adequacy requirements.
Cash flows from operating activities decreased to $5 million in the first quarter 2014 from $39 million in the year ago period. In addition, funds were provided in first quarter 2014 of $5 million from the sale of Insurance Noodle and $43 million proceeds from the issue of shares.
On March 3, 2014, Willis Securities, Inc. a wholly-owned indirect subsidiary of Willis Group Holding plc, entered into a $300 million revolving note and cash subordination agreement. The $300 million revolving note facility was available for drawing from March 3, 2014 through March 3, 2015; the aggregate unpaid principal amount of all advances must be repaid on or before March 4, 2016.
Proceeds under the Willis Securities credit facility will be used for regulatory capital purposes related to securities underwriting only, which will allow Willis Securities to meet or exceed capital requirements of regulatory agencies, self-regulatory agencies and their clearing houses, including the Financial Industry Regulatory Authority. Advances under the credit facility shall bear interest at a rate equal to (a) for Eurocurrency Loans, LIBOR plus 1.50% to 2.25%, and (b) for base rates Loans, the highest of (i) the Federal Funds rates plus 0.5%, (ii) the “prime rate” as announced by SunTrust Bank, and (iii) LIBOR plus 1.00%, plus 0.5% to 1.25%, in each case, based upon the Company’s guaranteed senior-unsecured long term debt rating.
In addition, Willis Securities will also pay a commitment fee equal to 0.25% to 0.40% of the committed amount of the credit facility that has not been borrowed.
On April 28, 2014, the company entered into an amendment to the $300 million revolving note and cash subordination agreement to increase the amount of financing and to extend both the end date of the original credit period and the original repayment date. As a result of this amendment, the revolving credit facility was increased from $300 million to $400 million. The end date of the credit period was extended to April 28, 2015 from March 3, 2015 and the repayment date was extended to April 28, 2016 from March 3, 2016.
As at March 31, 2014 there was $nil drawn down on all four of the revolving credit facilities (December 31, 2013: $nil). During the three months ended March, 31 2014 we made one drawing totaling $250 million and one repayment of $250 million on the Willis Securities facility.
The primary uses of funds during the first quarter 2014 include $315 million of payments made for cash incentive awards relating to 2013, $50 million of dividends paid, $28 million cash contributions, including employees' salary sacrifice contributions, to our defined benefit schemes, capital expenditure of $22 million related to leasehold improvements, information technology and transformation projects, $35 million for the repurchase of shares, $4 million for payments to acquire other investments, $4 million repayment of debt and $2 million of debt fees paid associated with the $300 million revolving note facility taken out in the quarter.
The Company is authorized to buy back its ordinary shares by way of redemption, and will consider whether to do so from time to time based on many factors including market conditions. In February 2014, Willis announced that it intended to buy back $200 million in shares in 2014 to offset the increase in shares outstanding resulting from the exercise of employee stock options. Based on settlement date the Company bought back 825,000 shares for a total cost of $35 million in first quarter 2014.
Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for the next twelve months.
The impact of movements in liquidity, debt and EBITDA in the quarter had a positive impact on the interest coverage ratio and the leverage ratio. Both ratios remain well within the requirements of the revolving credit facility covenants.

Willis Group Holdings plc

Debt
Total debt, total equity and the capitalization ratio at March 31, 2014 and December 31, 2013 were as follows (millions, except percentages):

	March 31, 2014	December 31, 2013
Long-term debt	$2,307	$2,311
Short-term debt and current portion of long-term debt	15	15
Total debt	$2,322	$2,326
Stockholder’s equity	$2,442	$2,215

Capitalization ratio	48.7%	51.2%
On July 23, 2013, we entered into an amendment to our existing credit facilities to extend both the amount of financing and the maturity date of the facilities. As a result of this amendment, our revolving credit facility was increased from $500 million to $800 million. The maturity date on the $300 million term loan was extended to July 23, 2018, from December 16, 2016. There was no increase to the amount outstanding on the term loan as a result of this amendment.
The 7-year term loan facility expiring 2018 bears interest at LIBOR plus 1.50% and is repayable in quarterly installments and a final repayment of $186 million is due in the third quarter of 2018. Drawings under the $800 million revolving credit facility bear interest at LIBOR plus 1.50% and the facility expires on July 23, 2018. These margins apply while the Company’s debt rating remains BBB-/Baa3. As of March 31, 2014, $nil was outstanding under this revolving credit facility.
On August 15, 2013, the Company issued $250 million of 4.625% senior notes due 2023 and $275 million of 6.125% senior notes due 2043. The effective interest rates of these senior notes are 4.696% and 6.154%, respectively, which include the impact of the discount upon issuance.
On July 25, 2013, the Company commenced an offer to purchase for cash any and all of its 5.625% senior notes due 2015 and a portion of its 6.200% senior notes due 2017 and its 7.000% senior notes due 2019 for an aggregate purchase price of up to $525 million. On August 22, 2013, the proceeds from the issue of the senior notes due 2023 and 2043 were used to fund the purchase of $202 million of 5.625% senior notes due 2015, $206 million of 6.200% senior notes due 2017 and $113 million of 7.000% senior notes due 2019.
Pension contributions
UK Plan
In first quarter 2014, the Company made cash contributions of $21 million (first quarter 2013: $30 million) into the UK defined benefit pension plan, and $3 million (first quarter 2013: $3 million) in respect of employees’ salary sacrifice contributions.
Contributions to the UK defined benefit pension plan in 2014 are expected to total $83 million (full year 2013: $88 million), and $12 million (full year 2013: $12 million) of salary sacrifice contributions, of which approximately $23 million relates to on-going contributions calculated as 15.9 percent of active plan members’ pensionable salaries and approximately $60 million relates to contributions towards funding the deficit.
In addition, further contributions will be payable based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks and special dividends). In respect of 2014, any such contributions will be paid in 2015 on finalization of the calculations. Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($520 million) over the six-year period ended December 31, 2017.
The schedule of contributions is automatically renegotiated after three years and at any earlier time jointly agreed by the Company and the Trustee.

Business discussion

US Plan
We made cash contributions to our US defined benefit plan of $2 million in first quarter 2014, compared with $9 million in first quarter 2013.
For the US plan, expected contributions are the contributions we are required to make under US pension legislation based on our December 31, 2013 balance sheet position. In full year 2014, we expect to contribute approximately $30 million (full year 2013: $40 million).
Other Plans
We made cash contributions to our other defined benefit pension plans of $2 million in first quarter 2014, and $2 million in first quarter 2013.
In full year 2014, we expect to contribute approximately $9 million to these other plans (full year 2013: $10 million).

Summary consolidated cash flow information (millions):

	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Total net cash provided by operating activities	$5	$39
Cash flows from investing activities
Total net cash used in investing activities	(21)	(21)
Cash flows from financing activities
Total net cash (used in) provided by financing activities	(49)	18
(Decrease) increase in cash and cash equivalents	(65)	36
Effect of exchange rate changes on cash and cash equivalents	3	(5)
Cash and cash equivalents, beginning of period	796	500
Cash and cash equivalents, end of period	$734	$531
This summary consolidated cash flow should be viewed in addition to, not in lieu of, the Company’s condensed consolidated financial statements.

Willis Group Holdings plc

Consolidated Cash Flow for first quarter 2014 compared with first quarter 2013
Operating Activities

The $34 million decrease in cash from operating activities is largely due to the timing of payment of certain bonus payments, which were paid in the second quarter of the year ago period, partially offset by lower contributions paid into defined benefit pension schemes and non-recurrence of cash payments related to the expense reduction initiative.
Investing Activities

Net cash used in investing activities in first quarter 2014 was $21 million including, capital expenditure of $22 million and cash used to purchase other investments of $4 million, partially offset by proceeds from the disposal of operations of $5 million and $1 million cash received from the sale of fixed and intangible assets.
Net cash used in investing activities in first quarter 2013 was $21 million. This was primarily due to capital expenditure of $23 million and cash used to purchase subsidiaries and other investments of $2 million. This was partially offset by $4 million cash received from the sale of fixed and intangible assets.
Financing Activities

Net cash used in financing activities in first quarter 2014 was $49 million primarily due to total dividends paid, including dividends paid to noncontrolling interests, of $52 million, repurchase of shares of $35 million and $4 million of mandatory repayments against the term loan. This was partially offset by cash receipts of $43 million from the issue of shares.
Net cash provided by financing activities in first quarter 2013 was $18 million primarily due to cash receipts of $19 million from the issue of shares together with $55 million drawn down on the revolving credit facility, net of debt repayments of $4 million, total dividends paid, including dividends paid to noncontrolling interests, of $48 million and $4 million consideration for the purchase of the remaining noncontrolling interest in our Colombia Reinsurance business.
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
As of March 31, 2014, we had fiduciary funds of $2.0 billion, compared with $1.7 billion at December 31, 2013.
Share Buybacks
The Company is authorized to buy back its ordinary shares, by way of redemption, and will consider whether to do so from time to time based on many factors including market conditions. The Company is authorized to purchase up to one billion shares from time to time in the open market (such open market purchases would be effected as redemptions under Irish law) and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company as long as the cost of the acquisition of the Company's shares does not exceed $824 million. In February 2014, the Company announced that during the year it intends to buyback up to $200 million of shares under this authorization, from time to time, depending on many factors including market conditions.
During the first quarter 2014, we bought back a total of 904,000 shares at a total price of $38 million at an average price of $42.53 on a trade date basis.

Business discussion

Since the quarter end and as of May 2, 2014, we have bought back a further 726,000 share at an average price of $42.66 for a total cost of approximately $31 million, on a trade date basis. At that date, there remains approximately $755 million under the current authorization.
Dividends
In April 2014, we declared a quarterly cash dividend of $0.30 per share. This represents an increase of 7.1 percent on the first quarter 2013 per share dividend of $0.28 per share.
Cash dividends paid in first quarter 2014 were $50 million compared with $47 million in first quarter 2013. The $3 million increase is driven by the period-over-period increase in dividend per share and the number of shares outstanding.

REVIEW OF SEGMENTAL RESULTS
We organize our business into three segments: Global, North America and International. Our Global business provides specialist brokerage and consulting services to clients worldwide for risks arising from specific industries and activities. North America and International comprise our retail operations, excluding the UK, and provide services to small, medium and major corporations.
As discussed in the 'Executive Summary' above, effective from January 1, 2014, we made number of changes to our segments.
The principal changes were:

•	the UK retail business, previously reported within the International reporting segment, is now reported within the Global reporting segment;

•	the Mexican retail business, previously reported within the North America reporting segment, is now reported within the International reporting segment; and

•	the US captive consulting business and facultative reinsurance businesses, both previously reported within the North America reporting segment, are now reported within the Global reporting segment.
The 2013 results have been retrospectively reclassified to take into account these changes.
In addition to these structure changes, operating income used to evaluate performance and support decision making has changed to reflect the following: amortization of intangibles, which was previously excluded from segmental expenses, is now reported in operating expenses for each of the reporting segments; certain leadership, project and other costs relating to group functions which were previously allocated in full to the reporting segments are now retained in Corporate and other; and the non-servicing elements of the defined benefit pension schemes cost (income), which were previously included within operating expenses of the reporting segments are now retained within Corporate and other.
The following table is a summary of our operating results by segment for the three months ended March 31, 2014 and 2013 (millions except percentages):

	Three months ended March 31,
	2014			2013
	Revenues	Operating income	Operating margin	Revenues	Operating income	Operating margin
Global	$446	$181	40.6%	$428	$187	43.7%
North America	370	96	25.9%	357	82	23.0%
International	281	84	29.9%	266	78	29.3%
Total Segments	1,097	361	32.9%	1,051	347	33.0%
Corporate & Other	—	(35)	n/a	—	(66)	n/a
Total Consolidated	$1,097	$326	29.7%	$1,051	$281	26.7%

Willis Group Holdings plc

Global
Our Global operations comprise Reinsurance, Global Insurance (Willis UK and Specialties businesses), Facultative, Risk, and Willis Capital Markets & Advisory (WCMA).
The following table sets out Global’s revenues, organic commissions and fees growth and operating income and margin for the three months ended March 31, 2014 and 2013 (millions except percentages):

	Three months ended March 31,
	2014	2013
Commissions and fees	$442	$427
Investment income	2	1
Other income (a)	2	—
Total revenues	$446	$428
Operating income	$181	$187
Organic commissions and fees growth (b)	2.0%	3.4%
Operating margin	40.6%	43.7%
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

Revenues
First quarter 2014
Commissions and fees of $442 million were $15 million, or 3.5 percent, higher in first quarter 2014 compared with the same period 2013. The increase includes organic growth of 2.0 percent and a 1.6 percent positive impact from foreign currency movements primarily due to the strengthening of the Pound sterling against the US Dollar, partially offset by a negative 0.1 percent impact from acquisitions and disposals.
The 2.0 percent organic growth in commissions and fees was led by Reinsurance and tempered by a decline in Global Insurance.
Reinsurance reported high single-digit growth in first quarter 2014, led by strong growth in Specialties and North America. Good new business growth and solid retention was partially offset by some rate declines in the softening reinsurance market.
Global Insurance unit had a disappointing quarter, down high single digits primarily due to lower performance in three of the unit’s major businesses: Willis UK, Transport, and Construction, Property & Casualty. The weaker performance reflects varying degrees of lower new business growth, lower retention and negative timing of revenues amongst those businesses.
Client retention was 92.7 percent for the first quarter 2014, compared with 93.5 percent for the same period 2013.

Business discussion

Expenses
First quarter 2014
Total operating expenses of $265 million were $24 million, or 10.0 percent, higher in the first quarter 2014 compared with the same period 2013. Excluding the $8 million, or 3.4 percent, unfavorable impact of foreign currency movements, total operating expenses increased $16 million or 6.6 percent. The adverse foreign currency movements arose primarily as a result of the strengthening of the Pound sterling to the US Dollar.
The year-on-year growth in expenses was primarily due to higher cost of salaries and benefits as a result of investing in our growth businesses, including Reinsurance and the Connecting Willis initiative, and the impact of annual salary reviews.
In addition there were smaller increases in other expenses due to higher travel, accommodation and client entertaining costs to support business development, and systems costs to support broking platform improvement.
Operating margin
Operating margin was 40.6 percent in the first quarter 2014 and 43.7 percent in the same period of 2013.
North America
Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States and Canada.
The following table sets out revenues, organic commissions and fees growth and operating income and margin for the three months ended March 31, 2014 and 2013 (millions, except percentages):

	Three months ended March 31,
	2014	2013
Commissions and fees	$369	$355
Investment income	—	1
Other income (a)	1	1
Total revenues	$370	$357
Operating income	$96	$82
Organic commissions and fees growth (b)	4.7%	4.4%
Operating margin	25.9%	23.0%
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

Revenues
First quarter 2014
Commissions and fees of $369 million were $14 million, or 3.9 percent, higher in first quarter 2014 compared with the same period in 2013. This increase was due to organic growth of 4.7 percent, partially offset by a 0.7 percent negative impact from acquisitions and disposals, relating primarily to the disposal of Willis of Northern New England in fourth quarter 2013, and a 0.1 percent negative impact from foreign currency movements.
Growth in commissions and fees was reported across most of North America’s geographic regions and product and industry practices largely driven by new business wins combined with solid retention levels.
By geography, good new business growth drove low double-digit growth in Canada and high single-digit growth in the South and Midwest regions.

Willis Group Holdings plc

By product, there was good growth across a number of lines including Financial and Executive Risks, Financial Services and our two largest practices, Construction and Human Capital. The Construction practice grew in the low teens, with good project revenue in the quarter, and our Human Capital practice was up mid-single digits.
Client retention levels were 93.2 percent in first quarter 2014 compared with 93.8 percent in first quarter 2013.
Expenses
First quarter 2014
Total operating expenses of $274 million were $1 million, or 0.4 percent, lower in first quarter 2014 compared to the same period in 2013.
The reduction in Total operating expenses is due to lower Other operating expenses as a result of the non-recurrence of a $6 million write-off of an irrecoverable receivable related to a non-E&O legal settlement in first quarter 2013; and a reduced amortization charge mainly in relation to the HRH acquisition.
The decrease in Other operating expenses is partially offset by an increase in Salaries and benefits primarily due to annual pay reviews, increased charges for incentives in line with commissions and fees growth and increased 401(k) match costs.
Foreign currency movements had no material impact on expenses.
Operating margin
Operating margin in North America was 25.9 percent in first quarter 2014 compared with 23.0 percent in first quarter 2013.
International
Our International business comprises our retail operations in Western Europe, Central and Eastern Europe, Asia, Australasia, the Middle East, South Africa and Latin America. The services provided are focused according to the characteristics of each market and vary across offices, but generally include direct risk management and insurance brokerage and employee benefits brokerage and consulting.
The following table sets out revenues, organic commissions and fees growth and operating income and margin for the three months ended March 31, 2014 and 2013 (millions, except percentages):

	Three months ended March 31,
	2014	2013
Commissions and fees	$279	$264
Investment income	2	2
Total revenues	$281	$266
Operating income	$84	$78
Organic commissions and fees growth (a)	7.2%	4.5%
Operating margin	29.9%	29.3%
_________________

(a)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

Business discussion

Revenues
First quarter 2014
Commissions and fees of $279 million were $15 million, or 5.7 percent, higher in first quarter 2014 compared with the same period in 2013, comprising 7.2 percent organic growth partially offset by a 1.5 percent negative impact from foreign currency movements from the weakening of a number of currencies such as the Australian Dollar and the Brazilian Real against the US Dollar. The segment reported high-teen growth from new business and an increase in client retention levels.
Organic growth in the quarter was positively impacted by $6 million related to the revenue recognition adjustment in China that negatively impacted revenue in the fourth quarter of 2013. Excluding the 250 basis point impact of this adjustment, organic growth in International would have been 4.7 percent.
Operations in Western Europe continued to expand in the first quarter, despite the persistence of difficult economic conditions, recording low single-digit growth with positive contributions from almost all countries across the region. Most notably, we reported strong results in Iberia, Italy, and Sweden.
Eastern Europe recorded growth in the mid-teens primarily driven by strong performance in Russia.
Latin America operations grew low-teens with strong results in Brazil and Venezuela and positive contributions across most countries in the region.
Operations in Asia were strong, led by China and Hong Kong. Australasia was down, but by less than one percent.
Client retention levels were 95.1 percent for first quarter 2014 compared with 94.7 percent for first quarter 2013.

Expenses
First quarter 2014
Total operating expenses of $197 million were $9 million, or 4.8 percent, higher in the first quarter 2014 compared with the same period in 2013. Excluding the $3 million, or 1.6 percent, favorable foreign currency movements, total operating expenses increased $12 million or 6.4 percent.
We have continued to invest in our growth businesses targeting the emerging markets and as a result, we are seeing an increase in our Total operating expenses. In addition to this, annual pay reviews, higher incentives in line with commissions and fees growth, and higher medical costs have factored into this increase.
Operating margin
Operating margin in International was 29.9 percent in first quarter 2014, compared with 29.3 percent in the same period of 2013.

Corporate & Other
The Company evaluates the performance of its segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, items for which segmental management are not held responsible are included within ‘Corporate & Other’.

Willis Group Holdings plc

Corporate & Other operating loss comprises the following (millions):

	Three months ended March 31,
	2014	2013
Costs of the holding company	$(2)	$(1)
Costs related to group functions, leadership and projects	(44)	(26)
Significant legal and regulatory settlements managed centrally	(2)	(3)
Non-servicing element of defined benefit pensions	13	10
Expense reduction initiative (a)	—	(46)
Total Corporate and Other	(35)	(66)
_________________________________

(a)	Charge related to the assessment of the Company's organizational design.

Operating loss
First quarter 2014
Operating loss of $35 million was $31 million, or 47.0 percent, lower in the first quarter 2014 compared with the same period in 2013.
This decrease was due primarily to the non-recurrence of the $46 million charge in relation to the expense reduction initiative. This was partially offset by the increased costs of group functions including projects, leadership and increased professional fees.

CRITICAL ACCOUNTING ESTIMATES
The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 27, 2014.
There were no significant additions or changes to these assumptions in the three months ended March 31, 2014.

CONTRACTUAL OBLIGATIONS
There have been no material changes to our contractual obligations since December 31, 2013, except contractual, planned payments during first quarter 2014 and except as discussed in Note 15 - 'Debt' to the condensed consolidated financial statements.

NEW ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance changes the criteria for reporting discontinued operations and enhances the related disclosures around discontinued operations. The new guidance requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. This guidance is effective for interim and annual periods beginning after December 15, 2014.
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

Business discussion

required to be presented as a reduction of a deferred tax asset for a NOL or other tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed.
This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2013 although early adoption is permitted. The Company has adopted this guidance prospectively from January 1, 2014 and has not applied the amendments to the prior reporting period. As a result of this adoption, as at March 31, 2014, other non-current liabilities and deferred tax assets have been reduced by $21 million.
There were no other new accounting standards issued during first quarter 2014 that would have a significant impact on the Company’s reporting.

OFF BALANCE SHEET TRANSACTIONS
Apart from commitments, guarantees and contingencies, as disclosed in Note 8 — ‘Commitments and Contingencies’ to the condensed consolidated financial statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
There has been no material change with respect to market risk from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Willis Group Holdings plc

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
Information regarding legal proceedings is set forth in Note 8 — ‘Commitments and Contingencies’ to the Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Item 1A — Risk Factors
There have been no material changes to the risk factors described in the 2013 Form 10-K which are hereby incorporated by reference.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2014, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.
Share buybacks
The Company is authorized to buy back shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. The Company is authorized to purchase up to one billion shares from time to time in the open market (such open market purchases would be effected as redemptions under Irish law) and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company so long as the cost of the acquisition of the Company’s shares does not exceed $824 million. In February 2014, the Company announced that during the year it intends to buyback up to $200 million of shares under this authorization, from time to time, depending on many factors including market conditions.
The following amounts of the Company’s ordinary shares were bought back by the Company during the three months ended March 31, 2014 and are reflected below based on the date of trade:

	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

Period:
January 1, 2014 to January 31, 2014	—	$—	—	$824,461,378
February 1, 2014 to February 28, 2014	280,000	$42.03	280,000	$812,692,586
March 1, 2014 to March 31, 2014	624,000	$42.76	624,000	$786,010,242

Total	904,000	$42.53	904,000
____________

(i) Does not include commissions and fees.
As of May 2, 2014, the Company acquired 1,630,000 shares at a total price of approximately $69 million and there remains approximately $755 million under the current authorization.
Item 3 — Defaults Upon Senior Securities
None.

Mine safety disclosures

Item 4 — Mine Safety Disclosures
Not applicable.
Item 5 — Other Information
None.
Item 6 — Exhibits

10.1
Revolving Note and Cash Subordination Agreement, dated as of March 3, 2014, among Willis Securities, Inc., as borrower, SunTrust Bank PLC, as administrative agent, BMO Harris Bank, N.A., as syndication agent, Lloyds Bank PLC, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 4, 2014 (SEC File No. 001-16503))

10.2
Employment Agreement, dated as of March 19, 2014, by and between Willis Group Holdings Public Limited Company and John Greene (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 23, 2014 (SEC File No. 001-16503))

10.3
Joinder Agreement, dated as of April 28, 2014, among Willis Securities, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 1, 2014 (SEC File No. 001-16503))

10.4
First Amendment to Revolving Note and Cash Subordination Agreement, dated as of April 28, 2014, among Willis Securities, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 1, 2014 (SEC File No. 001-16503))

10.5	Amendment, dated April 30, 2014, to the Employment Agreement dated October 16, 2012 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Stephen Hearn *

10.6
Amendment, dated April 30, 2014, to the Employment Agreement dated July 1, 2013 by and between Willis North America, Inc., a subsidiary of Willis Group Holdings Public Limited Company, and Todd J. Jones *

10.7	Amendment, dated April 30, 2014, to the Employment Agreement dated December 17, 2007 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright *

31.1	Certification Pursuant to Rule 13a-14(a) *

31.2	Certification Pursuant to Rule 13a-14(a) *

32.1	Certification Pursuant to 18 U.S.C. Section 1350 *

32.2	Certification Pursuant to 18 U.S.C. Section 1350 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
Dated: May 9, 2014