Form 10-Q
period 2014-06-30
WILLIS GROUP HOLDINGS PLC
filed 2014-08-06
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐      No  ☑
As of August 1, 2014 there were outstanding 178,385,042 ordinary shares, nominal value $0.000115 per share, of the Registrant.

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

•	changes in the tax or accounting treatment of our operations and fluctuations in our tax rate;

•	volatility or declines in insurance markets and premiums on which our commissions are based, but which we do not control;

•	our ability to develop and implement technology solutions and invest in innovative product offerings in an efficient and effective manner;

•	our ability to continue to manage our significant indebtedness;

•	our ability to compete in our industry;

•	our ability to develop new products and services;

•	material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane;

•	our ability to retain key employees and clients and attract new business;

•	the timing or ability to carry out share repurchases and redemptions;

•	the timing or ability to carry out refinancing or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;

•	fluctuations in our earnings as a result of potential changes to our valuation allowance(s) on our deferred tax assets;

•	any fluctuations in exchange and interest rates that could affect expenses and revenue;

•	the potential costs and difficulties in complying with a wide variety of foreign laws and regulations and any related changes, given the global scope of our operations;

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

Willis Group Holdings plc

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended June 30,		Six months ended June 30,
	Note	2014	2013	2014	2013
		(millions, except per share data)
REVENUES
Commissions and fees		$930	$885	$2,020	$1,931
Investment income		4	3	8	7
Other income		1	2	4	3
Total revenues		935	890	2,032	1,941
EXPENSES
Salaries and benefits		(575)	(529)	(1,145)	(1,097)
Other operating expenses		(173)	(159)	(338)	(321)
Depreciation expense		(24)	(21)	(47)	(47)
Amortization of intangible assets	12	(12)	(14)	(25)	(28)
Restructuring costs	3	(3)	—	(3)	—
Total expenses		(787)	(723)	(1,558)	(1,493)
OPERATING INCOME		148	167	474	448
Other (expense) income, net	4	(3)	4	(3)	10
Interest expense		(35)	(32)	(67)	(63)
INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		110	139	404	395
Income taxes	5	(59)	(29)	(122)	(77)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES		51	110	282	318
Interest in (losses) / earnings of associates, net of tax		(3)	(3)	16	12
NET INCOME		48	107	298	330
Less: net income attributable to noncontrolling interests		(1)	(2)	(5)	(6)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$47	$105	$293	$324

EARNINGS PER SHARE — BASIC AND DILUTED
— Basic earnings per share - continuing operations	6	$0.26	$0.60	$1.64	$1.86
— Diluted earnings per share - continuing operations	6	$0.26	$0.59	$1.61	$1.83

CASH DIVIDENDS DECLARED PER SHARE		$0.30	$0.28	$0.60	$0.56

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Three months ended June 30,		Six months ended June 30,
	Note	2014	2013	2014	2013
		(millions)

Net income (loss)		$48	$107	$298	$330
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		27	(15)	30	(89)
Pension funding adjustment		(5)	10	1	59
Derivative instruments		3	11	2	(1)
Other comprehensive income (loss), net of tax	17	25	6	33	(31)
Comprehensive income (loss)		73	113	331	299
Less: Comprehensive income attributable to noncontrolling interests		(1)	(2)	(5)	(5)
Comprehensive income (loss) attributable to Willis Group Holdings		$72	$111	$326	$294

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2014	December 31, 2013
		(millions, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$708	$796
Accounts receivable, net		1,175	1,041
Fiduciary assets		9,983	8,412
Deferred tax assets		11	15
Other current assets	13	195	197
Total current assets		12,072	10,461
NON-CURRENT ASSETS
Fixed assets, net		496	481
Goodwill	11	2,870	2,838
Other intangible assets, net	12	360	353
Investments in associates		190	176
Deferred tax assets		10	7
Pension benefits asset		359	278
Other non-current assets	13	194	206
Total non-current assets		4,479	4,339
TOTAL ASSETS		$16,551	$14,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$9,983	$8,412
Deferred revenue and accrued expenses		418	586
Income taxes payable		73	21
Short-term debt and current portion of long-term debt	15	15	15
Deferred tax liabilities		28	25
Other current liabilities	14	467	415
Total current liabilities		10,984	9,474
NON-CURRENT LIABILITIES
Long-term debt	15	2,302	2,311
Liability for pension benefits		126	136
Deferred tax liabilities		103	56
Provisions for liabilities		212	206
Other non-current liabilities	14	362	374
Total non-current liabilities		3,105	3,083
Total liabilities		14,089	12,557

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	Note	June 30, 2014	December 31, 2013
		(millions, except share data)
COMMITMENTS AND CONTINGENCIES	8
EQUITY
Ordinary shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued 178,893,118 shares in 2014 and 178,861,250 shares in 2013		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2014 and 2013		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2014 and 2013		—	—
Additional paid-in capital		1,443	1,316
Retained earnings		1,664	1,595
Accumulated other comprehensive loss, net of tax	17	(660)	(693)
Treasury shares, at cost, 46,408 shares, $0.000115 nominal value, in 2014 and 2013 and 40,000 shares, €1 nominal value, in 2014 and 2013		(3)	(3)
Total Willis Group Holdings stockholders’ equity	18	2,444	2,215
Noncontrolling interests	18	18	28
Total equity		2,462	2,243
TOTAL LIABILITIES AND EQUITY		$16,551	$14,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Six months ended June 30,
	Note	2014	2013
		(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$298	$330
Adjustments to reconcile net income to total net cash provided by operating activities:
Net gain on disposal of operations and fixed and intangible assets		—	(3)
Depreciation expense		47	47
Amortization of intangible assets	12	25	28
Amortization of cash retention awards		5	3
Net periodic income of defined benefit pension plans	7	(8)	(2)
Provision for doubtful debts		2	2
Provision for deferred income taxes		45	11
Excess tax benefits from share-based payment arrangements		(2)	(1)
Share-based compensation		28	21
Gain on derivative instruments		(5)	(5)
Undistributed earnings of associates		(14)	(4)
Effect of exchange rate changes on net income		15	(9)
Change in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		(137)	(124)
Fiduciary assets		(1,534)	(803)
Fiduciary liabilities		1,534	803
Cash incentives paid		(358)	(300)
Funding of defined benefit pension plans		(54)	(77)
Other assets		37	(21)
Other liabilities		225	214
Movement on provisions		3	27
Net cash provided by continuing operating activities		152	137
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		2	8
Additions to fixed assets		(54)	(51)
Additions to intangible assets		(1)	(1)
Acquisitions of subsidiaries, net of cash acquired		(41)	(29)
Payments to acquire other investments		(6)	(2)
Proceeds on sale of operations, net of cash disposed		18	—
Net cash used in continuing investing activities		(82)	(75)

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS (Continued)

		Six months ended June 30,
	Note	2014	2013
		(millions)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facilities	15	—	2
Debt issuance costs		(3)	—
Repayments of debt	15	(8)	(8)
Repurchase of shares	18	(117)	—
Proceeds from issue of shares		93	62
Excess tax benefits from share-based payment arrangements		2	1
Dividends paid		(103)	(95)
Acquisition of noncontrolling interests		(4)	(4)
Dividends paid to noncontrolling interests		(15)	(8)
Net cash used in continuing financing activities		(155)	(50)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(85)	12
Effect of exchange rate changes on cash and cash equivalents		(3)	(9)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		796	500
CASH AND CASH EQUIVALENTS, END OF PERIOD		$708	$503

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
The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 2014 may not necessarily be indicative of the operating results for the entire fiscal year.
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
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists - a consensus of the FASB Emerging Issues Task Force which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward (NOL), or similar tax loss, or a tax credit carryforward exists. Such unrecognized tax benefits are required to be presented as a reduction of a deferred tax asset for a NOL or other tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed.
This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company has adopted this guidance prospectively from January 1, 2014 and has not applied the amendments to the prior years. Upon adoption in the first quarter of 2014, other non-current liabilities and deferred tax assets were reduced by $21 million.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers. The new standard supersedes most current revenue recognition guidance and eliminates industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires

Notes to the financial statements

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The ASU becomes effective for the Company at the beginning of its 2017 fiscal year; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

3.    RESTRUCTURING COSTS
The Operational Improvement Program is a multi-year program and is expected to be completed by the end of 2017. The main elements of the program include the following:

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
The Company recognized restructuring costs of $3 million in the three and six months ended June 30, 2014 related to its Operational improvement program. The costs primarily related to the elimination of 35 support positions from its operations in the US and the cost of a professional services engagement to support the program.
An analysis of the cost for restructuring recognised in the income statement in the three and six months ended June 30, 2014 is as follows:

	North America	Corporate	Total
		(millions)

Termination benefits	$1	$—	$1
Professional services	—	2	2

Total	$1	$2	$3

At June 30, 2014 the Company’s liability under the Operation improvement program is as follows:

	Termination benefits	Professional services	Total
		(millions)
Balance at January 1, 2014	$—	$—	$—

Charges incurred	1	2	3

Balance at June 30, 2014	$1	$2	$3
Expense reduction initiative

During the six months ended June 30, 2013, the Company incurred additional salaries and benefits costs of $29 million, of which $28 million related to severance costs, in relation to an Expense Reduction Initiative in the first quarter. These costs related to 207 positions that have been eliminated.

Willis Group Holdings plc

4.    OTHER (EXPENSE) INCOME, NET

Other (expense) income consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(millions)
Gain / (loss) on disposal of operations	$2	$—	$(1)	$—
Impact of Venezuelan currency devaluation	(14)	—	(14)	—
Foreign exchange gain / (loss)	9	4	12	10
Other (expense) income, net	$(3)	$4	$(3)	$10

5.    INCOME TAXES

The tables below reflect the components of the three and six months ended June 30, 2014 and 2013 tax charge:

	Income before tax	Tax	Effective tax rate
	(millions, except percentages)
Three months ended June 30, 2014
Ordinary income taxed at estimated annual effective tax rate	$108	$(27)	25%
Items where tax effect is treated discretely:
Gain on disposal of operations	2	(2)	100%
Incremental increase to US valuation allowance	—	(21)	—%
Net adjustment in respect of prior periods	—	4	—%
Additional tax charge as a result of current quarter refinements to the phasing of the US tax charge	—	(13)	—%
As reported	$110	$(59)	54%
Three months ended June 30, 2013
Non-US ordinary income taxed at estimated annual effective tax rate	$123	$(26)	21%
US ordinary income and tax charge	16	(3)	19%
As reported	$139	$(29)	21%

Notes to the financial statements
 (Unaudited)
5. INCOME TAXES (CONTINUED)

	Income before tax	Tax	Effective tax rate
	(millions, except percentages)
Six months ended June 30, 2014
Ordinary income taxed at estimated annual effective tax rate	$405	$(102)	25%
Items where tax effect is treated discretely:
Loss on disposal of operations	(1)	(1)	(100)%
Incremental increase to US valuation allowance	—	(21)	—%
Net adjustment in respect of prior periods	—	2	—%
As reported	$404	$(122)	30%

Six months ended June 30, 2013
Non-US ordinary income taxed at estimated annual effective tax rate	$341	$(71)	21%
US ordinary income and tax charge	54	(6)	11%
As reported	$395	$(77)	19%
For interim income tax reporting purposes, the Company determines its best estimate of an annual effective tax rate and applies that rate to its year-to-date ordinary income. The Company's estimated annual effective tax rate excludes significant, unusual or infrequently occurring items and certain other items excluded pursuant to the US GAAP authoritative guidance where applicable. The income tax expense (or benefit) related to all other items is individually computed and recognized when the items occur.
The tax rate for the three months ended June 30, 2014 was 54 percent compared with 21 percent for the same period of 2013. The tax rate for the six months ended June 30, 2014 was 30 percent, compared with 19 percent for the same period of 2013.
The higher tax rate in the three and six months ended June 30, 2014 compared to the same periods of 2013 was partly due to the expectation of paying current taxes in the US in 2014, which resulted in a higher tax charge on US income in the current period compared with the prior period. In addition, there was a $21 million increase to the US valuation allowance against deferred tax assets. This was an incremental increase to the valuation allowance caused by the release of provisions for uncertain tax positions. There was also a charge of $13 million in the quarter reflecting the impact of including US earnings in the estimated annual effective tax rate applied to the ordinary income of the prior quarter.
The Company's tax rate differs from the US statutory income tax rate of 35 percent primarily due to income being subject to tax in numerous non-US jurisdictions with varying tax rates, as well as the valuation allowance maintained in the US due to losses incurred in recent years.

Willis Group Holdings plc

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
At June 30, 2014, time-based and performance-based options to purchase 5.9 million and 4.7 million shares (June 30, 2013: 8.8 million and 6.0 million), respectively, and 2.9 million restricted stock units (June 30, 2013: 2.4 million) were outstanding.
Basic and diluted earnings per share are as follows:

	Three months ended June 30,			Six months ended June 30,
	2014	2013		2014	2013
	(millions, except per share data)
Net income attributable to Willis Group Holdings	$47	$105		$293	$324

Basic average number of shares outstanding	179	175	173	179	174
Dilutive effect of potentially issuable shares	3	3	3	3	3
Diluted average number of shares outstanding	182	178	176	182	177
Basic earnings per share:
Net income attributable to Willis Group Holdings shareholders	$0.26	$0.60		$1.64	$1.86
Dilutive effect of potentially issuable shares	—	(0.01)		(0.03)	(0.03)
Diluted earnings per share:
Net income attributable to Willis Group Holdings shareholders	$0.26	$0.59		$1.61	$1.83
Options to purchase 2.1 million and 2.0 million shares were not included in the computation of the dilutive effect of stock options for the three and six months ended June 30, 2014 respectively because the effect was antidilutive (three and six months ended June 30, 2013: 2.4 million and 5.1 million shares).

Notes to the financial statements
 (Unaudited)

7.    PENSION PLANS
The components of the net periodic benefit (income) cost of the UK, US and other defined benefit plans are as follows:

	Three months ended June 30,
	UK Pension Benefits		US Pension Benefits		Other Pension Benefits
	2014	2013	2014	2013	2014	2013
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$10	$9	$—	$—	$1	$1
Interest cost	31	27	10	9	2	2
Expected return on plan assets	(54)	(47)	(14)	(12)	(2)	(2)
Amortization of unrecognized prior service gain	—	(2)	—	—	—	—
Amortization of unrecognized actuarial loss	10	11	2	2	—	1
Net periodic benefit (income) cost	$(3)	$(2)	$(2)	$(1)	$1	$2

	Six months ended June 30,
	UK Pension Benefits		US Pension Benefits		Other Pension Benefits
	2014	2013	2014	2013	2014	2013
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$21	$18	$—	$—	$1	$2
Interest cost	61	54	20	19	4	3
Expected return on plan assets	(108)	(94)	(27)	(25)	(3)	(3)
Amortization of unrecognized prior service gain	(1)	(3)	—	—	—	—
Amortization of unrecognized actuarial loss	21	22	3	4	—	1
Net periodic benefit (income) cost	$(6)	$(3)	$(4)	$(2)	$2	$3

During the six months ended June 30, 2014, the Company made cash contributions of $41 million (2013: $49 million) into the UK defined benefit pension plan. In addition to this, a further payment of $6 million (2013: $6 million) was made in respect of employees’ salary sacrifice contributions. Cash contributions of $2 million and $5 million (2013: $18 million and $4 million) were made to the US plan and other defined benefit pension plans, respectively.
Contributions to the UK defined benefit pension plan in 2014 are expected to total $84 million, of which approximately $23 million relates to on-going contributions calculated as 15.9 percent of active plan members’ pensionable salaries and approximately $61 million relates to contributions towards funding the deficit.
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
Further contributions will be payable into the UK pension plan based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks and special dividends). In respect of 2014, any such contributions will be paid in 2015 on finalization of the calculations. Aggregate

Willis Group Holdings plc

7. PENSION PLANS (Continued)

contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($533 million) over the six-year period ended December 31, 2017.
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
Other Contractual Obligations
In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP. As of June 30, 2014, there had been approximately $20 million of capital contributions towards this commitment.
In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As of June 30, 2014, there had been approximately $5 million of capital contributions towards this commitment.
Claims, Lawsuits and Other Proceedings
In the ordinary course of business, the Company is subject to various actual and potential claims, lawsuits, and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance. Similar to other corporations, the Company is also subject to a variety of other claims, including those relating to the Company’s employment practices. Some of the claims, lawsuits, and other proceedings seek damages in amounts which could, if assessed, be significant.
Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year and self-insured risks have increased significantly in recent years. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, and the Company adjusts such provisions from time to time according to developments.
On the basis of current information, the Company does not expect that the actual claims, lawsuits, and other proceedings to which the Company is subject, or potential claims, lawsuits, and other proceedings relating to matters of which it is aware, will ultimately have a material adverse effect on the Company’s financial condition, results of operations or liquidity. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation and disputes with insurance companies, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
The material actual or potential claims, lawsuits, and other proceedings, of which the Company is currently aware, are set forth below.
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

Notes to the financial statements
 (Unaudited)
8. COMMITMENTS AND CONTINGENCIES (Continued)

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
On August 21, 2014, the court presiding over all of the Stanford-related actions in the Northern District of Texas will hold a status conference with all parties affected by the Supreme Court’s ruling on the SLUSA issue to discuss how these cases should proceed.

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

Willis Group Holdings plc

8. COMMITMENTS AND CONTINGENCIES (Continued)

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

Notes to the financial statements
 (Unaudited)
8. COMMITMENTS AND CONTINGENCIES (Continued)

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

•
Janvey, et al. v. Willis of Colorado, Inc., et al., Case No. 3:13-CV-03980-D, was filed on October 1, 2013 also in for the Northern District of Texas against Willis Group Holdings plc, Willis Limited, Willis North America Inc., Willis of Colorado, Inc. and the same Willis associate. The complaint was filed (i) by Ralph S. Janvey, in his capacity as Court-Appointed Receiver for the Stanford Receivership Estate, and the Official Stanford Investors Committee (the ‘OSIC’) against all defendants and (ii) on behalf of a putative, worldwide class of Stanford investors against Willis North America Inc. Plaintiffs Janvey and the OSIC allege claims under Texas common law and the court’s Amended Order Appointing Receiver, and the putative class plaintiffs allege claims under Texas statutory and common law. Plaintiffs seek actual damages in excess of $1 billion, punitive damages and costs. On November 15, 2013, plaintiffs filed the operative First Amended Complaint, which added certain defendants unaffiliated with Willis. On February 28, 2014, the defendants filed motions to dismiss the First Amended Complaint, which motions have now been fully briefed by the parties and await disposition by the court.

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
In order to manage interest rate risk arising from these financial assets, the Company may enter into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest denominated in the various currencies related to the short-term investments. The use of interest rate contracts essentially converted groups of short-term variable rate investments to fixed rate investments. The fair value of these contracts was recorded in other assets and other liabilities. For contracts that qualified as cash flow hedges for accounting purposes, the effective portions of changes in fair value were recorded as a component of other comprehensive income, to the extent that the hedge relationships were highly effective.

Willis Group Holdings plc

9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

During the three and six months ended June 30, 2014, the Company had no derivative financial instruments that were designated as cash flow hedges of interest rate risk on investments.
Interest Rate Risk — Interest Expense
The Company's operations are financed principally by $2,054 million fixed rate senior notes maturing through 2043 and $266 million under a 7-year term loan facility. The Company has access to $800 million under a revolving credit facility expiring July 23, 2018, $400 million under a revolving credit facility expiring April 28, 2015, which will be available for regulatory capital purposes related to securities underwriting only, and $22 million under two further revolving credit facilities, of which $20 million is also only available for specific regulatory purposes.
The 7-year term loan facility bears interest at LIBOR plus 1.50%. As of June 30, 2014, $nil was drawn on the $800 million revolving credit facility. These margins apply while the Company’s debt rating remains BBB-/Baa3. Should the Company’s debt rating change, then the margin will change in accordance with the credit facilities agreements.
As of June 30, 2014, $nil was drawn on the $400 million revolving credit facility. Advances under that credit facility shall bear interest at a rate equal to (a) for Eurocurrency Loans, LIBOR plus 1.50% to 2.25%, and (b) for base rates Loans, the highest of (i) the Federal Funds rates plus 0.5%, (ii) the 'prime rate' as announced by SunTrust Bank, and (iii) LIBOR plus 1.00%, plus 0.5% to 1.25%, in each case, based upon the Company’s guaranteed senior-unsecured long term debt rating.
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
During the three months ended June 30, 2013, the Company entered into two short-term treasury locks to hedge against the potential variability in benchmark interest rates in advance of the anticipated issuance of new senior notes. . These were closed out during the three months ended September 30, 2013 following the issue of the new senior notes described in Note 15 - 'Debt'. The fair value of these treasury locks at the close out date was $21 million, received as a cash settlement on termination.
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
At June 30, 2014 and December 31, 2013, the Company’s foreign currency contracts were all designated as hedging instruments except those relating to short-term cash flows and hedges of certain intercompany loans.

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for Pounds sterling in the case of US dollars and US dollars for Euro and Japanese yen. Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

	Sell	Fair value
	(millions)
US dollar	$464	$25
Euro	175	(1)
Japanese yen	49	2
In addition to forward exchange contracts we undertake short-term foreign exchange swaps for liquidity purposes. These are not designated as hedges and do not qualify for hedge accounting. The fair values at June 30, 2014 and December 31, 2013 were immaterial.

During the six months ended June 30, 2014, the Company entered into a number of foreign currency transactions in order to hedge certain intercompany loans. These derivatives were not designated as hedging instruments and were for a total notional amount of $159 million (December 31, 2013: $228 million). In respect of these transactions, an immaterial amount has been recognized as an asset within other current assets and a nominal gain has been recognized in other operating expenses for the period.
Derivative Financial Instruments
The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at June 30, 2014 and December 31, 2013:

		Fair value
Derivative financial instruments designated as hedging instruments:	Balance sheet classification	June 30, 2014	December 31, 2013
		(millions)
Assets:
Forward exchange contracts	Other assets	$28	$23
Total derivatives designated as hedging instruments		$28	$23
Liabilities:
Forward exchange contracts	Other liabilities	$2	$2
Total derivatives designated as hedging instruments		$2	$2

Willis Group Holdings plc

9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Cash Flow Hedges

The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for the three and six months ended June 30, 2014 and 2013:

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in OCI(i)on derivative (effective element)	Location of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Amount of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Location of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)	Amount of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)
	(millions)		(millions)		(millions)
Three months ended June 30, 2014
Interest rate swaps	$—	Investment income	$(1)	Other operating expenses	$—
Treasury locks	—	Interest expense	(1)	Interest expense	—
Forward exchange contracts	(1)	Other operating expenses	6	Interest expense	(1)
Total	$(1)		$4		$(1)
Three months ended June 30, 2013
Interest rate swaps	$—	Investment income	$(2)	Other operating expenses	$—
Treasury locks	16	Interest expense	—	Interest expense	1
Forward exchange contracts	(1)	Other operating expenses	1	Interest expense	—
Total	$15		$(1)		$1
Six months ended June 30, 2014
Interest rate swaps	$—	Investment income	$(3)	Other operating expenses	$—
Treasury locks	—	Interest expense	(1)	Interest expense	—
Forward exchange contracts	(1)	Other operating expenses	7	Interest expense	(1)
Total	$(1)		$3		$(1)
Six months ended June 30, 2013
Interest rate swaps	$—	Investment income	$(3)	Other operating expenses	$—
Treasury locks	16	Interest expense	—	Interest expense	1
Forward exchange contracts	(14)	Other operating expenses	(1)	Interest expense	—
Total	$2		$(4)		$1
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
At June 30, 2014, the Company estimates there will be $24 million of net derivative gains reclassified from accumulated comprehensive income into earnings within the next twelve months as the forecasted transactions affect earnings.

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
The table below presents the effects of derivative financial instruments no longer in fair value hedging relationships on the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013.

Derivative no longer in fair value hedging relationships	Hedged item no longer in fair value hedging relationship	(Loss) gain recognized for derivative	Amortization of prior loss recognized on hedged item	Net gain recognized in interest expense
		(millions)
Three months ended June 30, 2014
Interest rate swaps	5.625% senior notes due 2015	$—	$1	$1
Three months ended June 30, 2013
Interest rate swaps	5.625% senior notes due 2015	$(3)	$(2)	$(1)
Six months ended June 30, 2014
Interest rate swaps	5.625% senior notes due 2015	$—	$1	$1
Six months ended June 30, 2013
Interest rate swaps	5.625% senior notes due 2015	$(3)	$(4)	$1

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
Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of June 30, 2014.

Willis Group Holdings plc

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

	June 30, 2014
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Cash and cash equivalents	$708	$—	$—	$708
Fiduciary funds (included within Fiduciary assets)	2,219	—	—	2,219
Derivative financial instruments	—	28	—	28
Total assets	$2,927	$28	$—	$2,955
Liabilities at fair value:
Derivative financial instruments	—	2	—	2
Total liabilities	$—	$2	$—	$2

Notes to the financial statements
 (Unaudited)
10. FAIR VALUE MEASUREMENT (Continued)

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

	June 30, 2014		December 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Assets:
Derivative financial instruments	$28	$28	$23	$23
Liabilities:
Short-term debt	$15	$15	$15	$15
Long-term debt	2,302	2,498	2,311	2,444
Derivative financial instruments	2	2	2	2

Willis Group Holdings plc

11.    GOODWILL
Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Goodwill is not amortized but is subject to impairment testing annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable.

The Company has determined that its reporting units are consistent with its operating segments: North America; International and Global. Goodwill is allocated to these reporting units based on the original purchase price allocation for acquisitions within the reporting units. When a business entity is sold, goodwill is allocated to the disposed entity based on the relative fair value of that entity compared with the fair value of the reporting unit in which it is included.

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2014 and the year ended December 31, 2013 are as follows:

	Global	North America	International	Total
	(millions)
Balance at January 1, 2013
Goodwill, gross	$1,127	$1,792	$400	$3,319
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	$1,127	$1,300	$400	$2,827
Purchase price allocation adjustments	—	(1)	—	(1)
Goodwill acquired during the year	15	—	1	16
Goodwill disposed of during the year	—	(14)	—	(14)
Other movements (i)	—	(1)	—	(1)
Foreign exchange	3	—	8	11
Balance at December 31, 2013
Goodwill, gross	$1,145	$1,776	$409	$3,330
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	$1,145	$1,284	$409	$2,838
Purchase price allocation adjustments	3	3	6	12
Goodwill acquired during the period	—	—	31	31
Goodwill disposed of during the period	—	(14)	—	(14)
Other movements (i) (ii)	88	(45)	(43)	—
Foreign exchange	3	—	—	3
Balance at June 30, 2014
Goodwill, gross	$1,239	$1,720	$403	$3,362
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	$1,239	$1,228	$403	$2,870
________________________________

(i)	North America — $nil (2013: $1 million) tax benefit arising on the exercise of fully vested HRH stock options which were issued as part of the acquisition of HRH in 2008.

(ii)
Effective January 1, 2014, the Company changed its internal reporting structure: UK retail, previously reported within the International segment, is now reported within the Global segment; Mexico Retail, which was previously reported within the North America segment, is now reported in the International segment; and the US captive consulting business and facultative reinsurance businesses, both previously reported within the North America segment, are now reported within the Global segment. Goodwill has been reallocated between segments using the relative fair value allocation approach.

Notes to the financial statements
 (Unaudited)

12.    OTHER INTANGIBLE ASSETS, NET
Other intangible assets are classified into the following categories:

•	‘Customer and Marketing Related’, including:

•	client relationships;

•	client lists;

•	non-compete agreements;

•	trade names; and

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.
The major classes of amortizable intangible assets are as follows:

	June 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(millions)
Customer and Marketing Related:
Client Relationships	$699	$(346)	$353	$671	$(326)	$345
Client Lists	3	(1)	2	3	(1)	2
Non-compete Agreements	4	(1)	3	4	(1)	3
Trade Names	2	—	2	2	(1)	1
Total Customer and Marketing Related	708	(348)	360	680	(329)	351
Contract based, Technology and Other	—	—	—	5	(3)	2
Total amortizable intangible assets	$708	$(348)	$360	$685	$(332)	$353

The aggregate amortization of intangible assets for the six months ended June 30, 2014 was $25 million (six months ended June 30, 2013: $28 million), of which $12 million was recognized in the three months ended June 30, 2014 (three months ended June 30, 2013: $14 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total
	(millions)
Amortization of intangible assets	$26	$45	$41	$36	$32	$180	$360

Willis Group Holdings plc

13.    OTHER ASSETS
An analysis of other assets is as follows:

	June 30, 2014	December 31, 2013
	(millions)
Other current assets
Prepayments and accrued income	$78	$73
Retention incentives	17	12
Income tax receivable	31	32
Deferred compensation plan assets	12	26
Derivatives	21	15
Other receivables	36	39
Total other current assets	$195	$197
Other non-current assets
Deferred compensation plan assets	$92	$88
Income taxes receivable	—	21
Accounts receivable, net	27	28
Other investments	25	19
Other receivables	50	50
Total other non-current assets	$194	$206
Total other assets	$389	$403

Notes to the financial statements
 (Unaudited)

14.    OTHER LIABILITIES
An analysis of other liabilities is as follows:

	June 30, 2014	December 31, 2013
	(millions)
Other current liabilities
Accounts payable	$152	$123
Accrued dividends payable	55	51
Other taxes payable	54	51
Deferred compensation plan liability	12	26
Contingent or deferred consideration on acquisition	13	7
Other payables	181	157
Total other current liabilities	$467	$415
Other non-current liabilities
Incentives from lessors	$186	$183
Deferred compensation plan liability	92	89
Contingent or deferred consideration on acquisition	21	13
Other payables	63	89
Total other non-current liabilities	$362	$374
Total other liabilities	$829	$789

15.    DEBT
Current portion of the long-term debt consists of the following:

	June 30, 2014	December 31, 2013
	(millions)
Current portion of 7-year term loan facility expires 2018	$15	$15
Long-term debt consists of the following:

	June 30, 2014	December 31, 2013
	(millions)

7-year term loan facility expires 2018	$251	$259
5.625% senior notes due 2015	148	148
Fair value adjustment on 5.625% senior notes due 2015	3	4
4.125% senior notes due 2016	299	299
6.200% senior notes due 2017	394	394
7.000% senior notes due 2019	187	187
5.750% senior notes due 2021	496	496
4.625% senior notes due 2023	249	249
6.125% senior notes due 2043	274	274
3-year term loan facility expires 2015	1	1
	$2,302	$2,311
On July 23, 2013 we entered into an amendment to our existing credit facilities, being the term loan and revolving credit facility, to extend both the amount of financing and the maturity date of the facilities. As a result of this amendment, our

Willis Group Holdings plc

15. DEBT (Continued)

revolving credit facility was increased from $500 million to $800 million and the maturity date on the $300 million term loan and revolving credit facility was extended to July 23, 2018, from December 16, 2016. There was no increase to the amount outstanding on the term loan as a result of this amendment.
The 7-year term loan facility expiring 2018 bears interest at LIBOR plus 1.50% and is repayable in quarterly installments and a final repayment of $186 million is due in the third quarter of 2018.
Drawings under the $800 million revolving credit facility bear interest at LIBOR plus 1.50% and the facility expires on July 23, 2018. These margins apply while the Company’s debt rating remains BBB-/Baa3. As of June 30, 2014 $nil was outstanding under this revolving credit facility.
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
On March 3, 2014 Willis Securities, Inc. a wholly-owned indirect subsidiary of Willis Group Holding Plc, entered into a $300 million revolving note and cash subordination agreement available for drawing from March 3, 2014 through April 28, 2015; the aggregate unpaid principal amount of all advances was repayable on or before March 4, 2016.
On April 28, 2014 the Company entered in to an amendment to the $300 million revolving note and cash subordination agreement to increase the amount of financing and to extend both the end date of the original credit period and the original repayment date. As a result of this amendment, the revolving credit facility was increased from $300 million to $400 million. The end date of the credit period was extended to April 28, 2015 from March 3, 2015 and the repayment date was extended to April 28, 2016 from March 3, 2016. As of June 30, 2014 $nil was outstanding under this revolving credit facility.
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

16.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	Six months ended June 30,
	2014	2013
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes, net	$32	$26
Cash payments for interest	62	59
Acquisitions:
Fair value of assets acquired, net of cash acquired	$39	$46
Less: Fair value of liabilities assumed	(18)	(30)
Net assets acquired, net of cash acquired	$21	$16

Notes to the financial statements
 (Unaudited)

17.    COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three months ended June 30,
	2014			2013
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
	(millions)
Other comprehensive income:
Foreign currency translation adjustments	$27	$—	$27	$(15)	$—	$(15)
Pension funding adjustments:
Foreign currency translation on pension funding adjustments	(20)	5	(15)	1	(2)	(1)
Amortization of unrecognized actuarial loss	12	(2)	10	14	(2)	12
Amortization of unrecognized prior service gain	—	—	—	(2)	1	(1)
	(8)	3	(5)	13	(3)	10
Derivative instruments:
Interest rate swap reclassification adjustment	(1)	1	—	(2)	1	(1)
Gain on forward exchange contracts (effective element)	(1)	—	(1)	(1)	—	(1)
Forward exchange contracts reclassification adjustment	6	(1)	5	1	(1)	—
Gain on treasury lock (effective element)	—	—	—	16	(3)	13
Treasury lock reclassification adjustment	(1)	—	(1)	—	—	—
	3	—	3	14	(3)	11
Other comprehensive income (loss)	22	3	25	12	(6)	6
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—
Other comprehensive income (loss) attributable to Willis Group Holdings	$22	$3	$25	$12	$(6)	$6

	Six months ended June 30,
	2014			2013
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
	(millions)
Other comprehensive income:
Foreign currency translation adjustments	$30	$—	$30	$(89)	$—	$(89)
Pension funding adjustments:
Foreign currency translation on pension funding adjustments	(25)	7	(18)	54	(15)	39
Amortization of unrecognized actuarial loss	24	(4)	20	27	(5)	22
Amortization of unrecognized prior service gain	(1)	—	(1)	(3)	1	(2)
	(2)	3	1	78	(19)	59
Derivative instruments:
Interest rate swap reclassification adjustment	(3)	1	(2)	(3)	1	(2)
Gain on forward exchange contracts (effective element)	(1)	—	(1)	(14)	3	(11)
Forward exchange contracts reclassification adjustment	7	(1)	6	(1)	—	(1)
Gain on treasury lock (effective element)	—	—	—	16	(3)	13
Treasury lock reclassification adjustment	(1)	—	(1)	—	—	—
	2	—	2	(2)	1	(1)
Other comprehensive income (loss)	30	3	33	(13)	(18)	(31)
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	1	—	1
Other comprehensive income (loss) attributable to Willis Group Holdings	$30	$3	$33	$(12)	$(18)	$(30)

Willis Group Holdings plc

17. COMPREHENSIVE INCOME (LOSS) (Continued)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Net foreign currency translation adjustment	Pension funding adjustment	Net unrealized gain on derivative instruments	Total
	(millions)
Balance at December 31, 2013	$(14)	$(714)	$35	$(693)
Other comprehensive income before reclassifications	30	(18)	(1)	11
Amounts reclassified from accumulated other comprehensive income	—	19	3	22
Net current-period other comprehensive income, net of tax and noncontrolling interests	30	1	2	33
Balance at June 30, 2014	$16	$(713)	$37	$(660)

Notes to the financial statements
 (Unaudited)
17. COMPREHENSIVE INCOME (LOSS) (Continued)

Amounts reclassified out of accumulated other comprehensive income into the statement of operations are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement of operations
	Three months ended June 30,
	2014	2013
	(millions)
Gains and losses on cash flow hedges (Note 9)
Interest rate swaps	$(1)	$(2)	Investment income
Foreign exchange contracts	6	1	Other operating expenses
Treasury lock	(1)	—	Interest expense
	4	(1)	Total before tax
Tax	—	—
	$4	$(1)	Net of tax
Amortization of defined benefit pension items (Note 7)
Prior service gain	$—	$(2)	Salaries and benefits
Net actuarial loss	12	14	Salaries and benefits
	12	12	Total before tax
Tax	(2)	(1)
	$10	$11	Net of tax

Total reclassifications for the period	$14	$10

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement of operations
	Six months ended June 30,
	2014	2013
	(millions)
Gains and losses on cash flow hedges (Note 9)
Interest rate swaps	$(3)	$(3)	Investment income
Foreign exchange contracts	7	(1)	Other operating expenses
Treasury lock	(1)	—	Interest expense
	3	(4)	Total before tax
Tax	—	1
	$3	$(3)	Net of tax
Amortization of defined benefit pension items (Note 7)
Prior service gain	$(1)	$(3)	Salaries and benefits
Net actuarial loss	24	27	Salaries and benefits
	23	24	Total before tax
Tax	(4)	(4)
	$19	$20	Net of tax

Total reclassifications for the period	$22	$17

Willis Group Holdings plc

18.    EQUITY AND NONCONTROLLING INTERESTS
The components of stockholders’ equity and noncontrolling interests are as follows:

	June 30, 2014			June 30, 2013
	Willis Group Holdings stockholders	Noncontrolling interests	Total equity	Willis Group Holdings stockholders	Noncontrolling interests	Total equity
	(millions)
Balance at beginning of period	$2,215	$28	$2,243	$1,699	$26	$1,725
Comprehensive income:
Net income	293	5	298	324	6	330
Other comprehensive income, net of tax	33	—	33	(30)	(1)	(31)
Comprehensive income	326	5	331	294	5	299
Dividends	(107)	(15)	(122)	(98)	(8)	(106)
Additional paid-in capital	127	—	127	86	—	86
Repurchase of shares (i)	(117)	—	(117)	—	—	—
Additional noncontrolling interests	—	—	—	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	—	—	(4)	—	(4)
Balance at end of period	$2,444	$18	$2,462	$1,977	$23	$2,000
 _________________________________

(i)	Based on settlement date we repurchased 2,755,000 shares at an average price of $42.5 in the six months ended June 30, 2014.
The effects on equity of changes in Willis Group Holdings ownership interest in its subsidiaries are as follows:

	June 30, 2014	June 30, 2013
	(millions)
Net income attributable to Willis Group Holdings	$293	$324
Transfers from noncontrolling interest:
Decrease in Willis Group Holdings paid-in capital for purchase of noncontrolling interests	—	(4)
Change from net income attributable to Willis Group Holdings and transfers from noncontrolling interests	$293	$320

Notes to the financial statements
 (Unaudited)

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
In addition to these structural changes, operating income used to evaluate performance and support decision making has changed to reflect the following: amortization of intangibles, which was previously excluded from segmental expenses, is now reported in operating expenses for each of the reporting segments; certain leadership, project and other costs relating to Group functions which were previously allocated in full to the reporting segments are now retained in Corporate and other; and the non-servicing elements of the defined benefit pension schemes cost (income), which were previously included within operating expenses of the reporting segments are now retained within Corporate and other.
The Company evaluates the performance of its segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, the following items for which segmental management are not held accountable are excluded from segmental expenses:

(i)	costs of the holding company;

(ii)	costs of Group functions, leadership and projects;

(iii)	significant legal and regulatory settlements which are managed centrally;

(iv)	non-servicing elements of the defined benefit pension schemes cost (income);

(v)	fees related to the extinguishment of debt;

(vi)	some of the costs associated with the operational improvement program; and

(vii)	costs associated with the 2013 Expense Reduction Initiative.
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
Selected information regarding the Company’s segments is as follows:

Willis Group Holdings plc

19. SEGMENT INFORMATION (Continued)

	Three months ended June 30, 2014
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income
	(millions)
Global	$368	$2	$1	$371	$9	$108
North America	340	1	—	341	17	64
International	222	1	—	223	6	23
Total Segments	930	4	1	935	32	195
Corporate and Other (i)	—	—	—	—	4	(47)
Total Consolidated	$930	$4	$1	$935	$36	$148

	Three months ended June 30, 2013
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income
	(millions)
Global	$350	$2	$—	$352	$8	$108
North America	327	—	2	329	19	55
International	208	1	—	209	5	26
Total Segments	885	3	2	890	32	189
Corporate and Other (i)	—	—	—	—	3	(22)
Total Consolidated	$885	$3	$2	$890	$35	$167
_________________________________

(i)	See the following table for an analysis of the ‘Corporate and Other’ line.

	Three months ended June 30,
	2014	2013
	(millions)
Costs of the holding company	$(5)	$(3)
Costs related to Group functions, leadership and projects	(51)	(28)
Significant legal and regulatory settlements managed centrally	(1)	(2)
Non-servicing element of defined benefit pensions	14	11
Operational improvement program (a)	(2)	—
Other	(2)	—
Total Corporate and Other	$(47)	$(22)
___________________________

(a)
Restructuring charge relating to the Operational improvement program. See 'Operational improvement program' in the 'Management's Discussion and Analysis of Financial Condition and Results of Operation' section below.

Notes to the financial statements
(Unaudited)
19. SEGMENT INFORMATION (Continued)

	Six months ended June 30, 2014
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income
	(millions)
Global	$810	$4	$3	$817	$18	$289
North America	709	1	1	711	35	160
International	501	3	—	504	11	107
Total Segments	2,020	8	4	2,032	64	556
Corporate and Other (i)	—	—	—	—	8	(82)
Total Consolidated	$2,020	$8	$4	$2,032	$72	$474

	Six months ended June 30, 2013
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income
	(millions)
Global	$777	$3	$—	$780	$15	$295
North America	682	1	3	686	38	137
International	472	3	—	475	11	104
Total Segments	1,931	7	3	1,941	64	536
Corporate and Other (i)	—	—	—	—	11	(88)
Total Consolidated	$1,931	$7	$3	$1,941	$75	$448
_________________________________

(i)	See the following table for an analysis of the ‘Corporate and Other’ line.

	Six months ended June 30,
	2014	2013
	(millions)
Costs of the holding company	$(7)	$(4)
Costs related to Group functions, leadership and projects	(95)	(54)
Significant legal and regulatory settlements managed centrally	(3)	(5)
Non-servicing element of defined benefit pensions	27	21
Operational improvement program (a)	(2)	—
Expense reduction initiative (b)	—	(46)
Other	(2)	—
Total Corporate and Other	$(82)	$(88)
_________________________________

(a)
Restructuring charge relating to the Operational improvement program. See 'Operational improvement program' in the 'Management's Discussion and Analysis of Financial Condition and Results of Operation' section below.

(b)	Charge related to the assessment of the Company's organizational design.

Willis Group Holdings plc

19. SEGMENT INFORMATION (Continued)

The following table reconciles total consolidated operating income, as disclosed in the segment tables above, to consolidated income before income taxes and interest in earnings of associates:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(millions)
Total consolidated operating income	$148	$167	$474	$448
Other income (expense), net	(3)	4	(3)	10
Interest expense	(35)	(32)	(67)	(63)
Income before income taxes and interest in earnings of associates	$110	$139	$404	$395

20.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
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
The guarantee of the guarantors will be deemed to be automatically discharged and released in accordance with the terms of the indenture upon release or discharge of the indebtedness or upon sale of the subsidiary or its assets.
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
The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as of June 30, 2014 of Willis Group Holdings, the Other Guarantors and the Issuer.
The entities included in the Other Guarantors column as of June 30, 2014 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc and Willis Group Limited.

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

accounting. Subsequent to the issuance of our financial statements for the second quarter 2013, management determined that certain balances were not presented in accordance with the above principles and have therefore restated our condensed consolidating financial information to reflect (i) gross, rather than net, presentation of intercompany balance sheet positions, (ii) dividends received from subsidiaries as reductions to the equity method investment balances as opposed to component of investment income from group undertakings, and (iii) appropriate push down accounting for goodwill.

The impacts of these changes on the previously reported 2013 financial statements are shown in the tables below.

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of operations for the three months ended 30 June 2013
Willis Group Holdings
Operating loss	$(2)	$—	$(2)
Net income attributable to Willis Group Holdings	105	—	105
The Other Guarantors
Operating loss	$(24)	$(3)	$(27)
Net income (loss) attributable to Willis Group Holdings	112	1	113
The Issuer
Operating loss	$(71)	$4	$(67)
Net income attributable to Willis Group Holdings	14	—	14
Other
Operating income	$216	$47	$263
Net income attributable to Willis Group Holdings	86	42	128
Consolidating adjustments
Operating income (loss)	$52	$(52)	$—
Net loss attributable to Willis Group Holdings	(212)	(43)	(255)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of operations for the six months ended 30 June 2013
Willis Group Holdings
Operating loss	$(6)	$3	$(3)
Net income attributable to Willis Group Holdings	324	—	324
The Other Guarantors
Operating loss	$(26)	$(7)	$(33)
Net income (loss) attributable to Willis Group Holdings	348	—	348
The Issuer
Operating loss	$(141)	$3	$(138)
Net income attributable to Willis Group Holdings	50	—	50
Other
Operating income	$394	$228	$622
Net income attributable to Willis Group Holdings	184	182	366
Consolidating adjustments
Operating income (loss)	$237	$(237)	$—
Net loss attributable to Willis Group Holdings	(582)	(182)	(764)

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the three months ended 30 June 2013
Willis Group Holdings
Comprehensive income attributable to Willis Group Holdings	$111	$—	$111
The Other Guarantors
Comprehensive income (loss) attributable to Willis Group Holdings	$118	$1	$119
The Issuer
Comprehensive income attributable to Willis Group Holdings	$16	$—	$16
Other
Comprehensive income attributable to Willis Group Holdings	$78	$42	$120
Consolidating adjustments
Comprehensive loss attributable to Willis Group Holdings	$(212)	$(43)	$(255)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the six months ended 30 June 2013
Willis Group Holdings
Comprehensive income attributable to Willis Group Holdings	$294	$—	$294
The Other Guarantors
Comprehensive income (loss) attributable to Willis Group Holdings	$318	$—	$318
The Issuer
Comprehensive income attributable to Willis Group Holdings	$54	$—	$54
Other
Comprehensive income attributable to Willis Group Holdings	$138	$182	$320
Consolidating adjustments
Comprehensive loss attributable to Willis Group Holdings	$(510)	$(182)	$(692)

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of cash flows for the six months ended 30 June 2013
Willis Group Holdings
Net cash (used in) provided by operating activities	$(26)	$15	$(11)
Net cash provided by investing activities	—	44	44
Net cash provided by (used in) financing activities	26	(59)	(33)
The Other Guarantors
Net cash provided by (used in) operating activities	$41	$(163)	$(122)
Net cash (used in) provided by investing activities	(1)	177	176
Net cash (used in) provided by financing activities	(35)	(14)	(49)
The Issuer
Net cash provided by (used in) operating activities	$(25)	$9	$(16)
Net cash provided by investing activities	(6)	25	19
Net cash (used in) provided by financing activities	31	(34)	(3)
Other
Net cash provided by operating activities	$147	$139	$286
Net cash used in investing activities	(68)	(208)	(276)
Net cash provided by (used in) financing activities	(72)	69	(3)
Consolidating adjustments
Net cash provided by operating activities	$—	$—	$—
Net cash provided by investing activities	—	(38)	(38)
Net cash used in financing activities	—	38	38

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$2	$928	$—	$930
Investment income	—	—	—	4	—	4
Other income	—	—	—	1	—	1
Total revenues	—	—	2	933	—	935
EXPENSES
Salaries and benefits	(1)	—	(17)	(557)	—	(575)
Other operating expenses	(5)	(20)	(19)	(129)	—	(173)
Depreciation expense	—	(1)	(5)	(18)	—	(24)
Amortization of intangible assets	—	—	—	(12)	—	(12)
Restructuring costs	—	(2)	—	(1)	—	(3)
Total expenses	(6)	(23)	(41)	(717)	—	(787)
OPERATING (LOSS) INCOME	(6)	(23)	(39)	216	—	148
Other (expense) income	(1)	(229)	—	(3)	230	(3)
Income from group undertakings	—	57	85	27	(169)	—
Expenses due to group undertakings	—	(8)	(46)	(115)	169	—
Interest expense	(10)	(9)	(12)	(4)	—	(35)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(17)	(212)	(12)	121	230	110
Income taxes	—	6	(1)	(64)	—	(59)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(17)	(206)	(13)	57	230	51
Interest in earnings / (losses) of associates, net of tax	—	2	—	(5)	—	(3)
Equity account for subsidiaries	64	267	35	—	(366)	—
NET INCOME	47	63	22	52	(136)	48
Less: Net income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$47	$63	$22	$51	$(136)	$47

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$72	$88	$24	$76	$(187)	$73
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$72	$88	$24	$75	$(187)	$72

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$3	$882	$—	$885
Investment income	—	—	—	3	—	3
Other income	—	—	—	2	—	2
Total revenues	—	—	3	887	—	890
EXPENSES
Salaries and benefits	(1)	—	(22)	(506)	—	(529)
Other operating expenses	(1)	(26)	(41)	(91)	—	(159)
Depreciation expense	—	(1)	(7)	(13)	—	(21)
Amortization of intangible assets	—	—	—	(14)	—	(14)
Total expenses	(2)	(27)	(70)	(624)	—	(723)
OPERATING (LOSS) INCOME	(2)	(27)	(67)	263	—	167
Other income (expense)	1	—	—	3	—	4
Income from group undertakings	—	48	89	23	(160)	—
Expenses due to group undertakings	(1)	(8)	(34)	(117)	160	—
Interest expense	(10)	(1)	(19)	(2)	—	(32)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(12)	12	(31)	170	—	139
Income taxes	—	6	—	(35)	—	(29)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(12)	18	(31)	135	—	110
Interest in earnings / (losses) of associates, net of tax	—	2	—	(5)	—	(3)
Equity account for subsidiaries	117	93	45	—	(255)	—
NET INCOME	105	113	14	130	(255)	107
Less: Net income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$105	$113	$14	$128	$(255)	$105

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$111	$119	$16	$122	$(255)	$113
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$111	$119	$16	$120	$(255)	$111

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$4	$2,016	$—	$2,020
Investment income	—	—	—	8	—	8
Other income	—	—	—	4	—	4
Total revenues	—	—	4	2,028	—	2,032
EXPENSES
Salaries and benefits	(1)	—	(36)	(1,108)	—	(1,145)
Other operating expenses	(9)	(44)	(36)	(249)	—	(338)
Depreciation expense	—	(2)	(9)	(36)	—	(47)
Amortization of intangible assets	—	—	—	(25)	—	(25)
Restructuring costs	—	(2)	—	(1)	—	(3)
Total expenses	(10)	(48)	(81)	(1,419)	—	(1,558)
OPERATING (LOSS) INCOME	(10)	(48)	(77)	609	—	474
Other (expense) income	(1)	(228)	—	(4)	230	(3)
Income from group undertakings	—	116	128	54	(298)	—
Expenses due to group undertakings	—	(16)	(92)	(190)	298	—
Interest expense	(21)	(18)	(23)	(5)	—	(67)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(32)	(194)	(64)	464	230	404
Income taxes	—	11	18	(151)	—	(122)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(32)	(183)	(46)	313	230	282
Interest in earnings of associates, net of tax	—	5	—	11	—	16
Equity account for subsidiaries	325	497	118	—	(940)	—
NET INCOME	293	319	72	324	(710)	298
Less: Net income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$293	$319	$72	$319	$(710)	$293

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$326	$352	$75	$357	$(779)	$331
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$326	$352	$75	$352	$(779)	$326

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$3	$1,928	$—	$1,931
Investment income	—	—	—	7	—	7
Other income	—	—	—	3	—	3
Total revenues	—	—	3	1,938	—	1,941
EXPENSES
Salaries and benefits	(1)	—	(45)	(1,051)	—	(1,097)
Other operating expenses	(2)	(32)	(85)	(202)	—	(321)
Depreciation expense	—	(1)	(11)	(35)	—	(47)
Amortization of intangible assets	—	—	—	(28)	—	(28)
Total expenses	(3)	(33)	(141)	(1,316)	—	(1,493)
OPERATING (LOSS) INCOME	(3)	(33)	(138)	622	—	448
Other (expense) income	(2)	1	—	11	—	10
Income from group undertakings	—	92	171	44	(307)	—
Expenses due to group undertakings	(1)	(16)	(65)	(225)	307	—
Interest expense	(21)	(3)	(36)	(3)	—	(63)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(27)	41	(68)	449	—	395
Income taxes	—	8	—	(85)	—	(77)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(27)	49	(68)	364	—	318
Interest in earnings of associates, net of tax	—	4	—	8	—	12
Equity account for subsidiaries	351	295	118	—	(764)	—
NET INCOME	324	348	50	372	(764)	330
Less: Net income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$324	$348	$50	$366	$(764)	$324

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$294	$318	$54	$325	$(692)	$299
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$294	$318	$54	$320	$(692)	$294

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$4	$—	$701	$—	$708
Accounts receivable, net	—	—	3	1,172	—	1,175
Fiduciary assets	—	—	—	9,983	—	9,983
Deferred tax assets	—	—	—	11	—	11
Other current assets	1	33	6	186	(31)	195
Amounts due from group undertakings	3,906	1,025	1,092	1,234	(7,257)	—
Total current assets	3,910	1,062	1,101	13,287	(7,288)	12,072
NON-CURRENT ASSETS
Investments in subsidiaries	—	2,925	929	—	(3,854)	—
Fixed assets, net	—	17	48	431	—	496
Goodwill	—	—	—	2,870	—	2,870
Other intangible assets, net	—	—	—	360	—	360
Investments in associates	—	159	—	31	—	190
Deferred tax assets	—	—	—	10	—	10
Pension benefits asset	—	—	—	359	—	359
Other non-current assets	3	9	4	178	—	194
Non-current amounts due from group undertakings	—	518	716	—	(1,234)	—
Total non-current assets	3	3,628	1,697	4,239	(5,088)	4,479
TOTAL ASSETS	$3,913	$4,690	$2,798	$17,526	$(12,376)	$16,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$9,983	$—	$9,983
Deferred revenue and accrued expenses	2	3	16	397	—	418
Income taxes payable	—	—	4	100	(31)	73
Short-term debt and current portion of long-term debt	—	15	—	—	—	15
Deferred tax liabilities	—	—	—	28	—	28
Other current liabilities	67	12	34	354	—	467
Amounts due to group undertakings	—	4,627	1,567	1,063	(7,257)	—
Total current liabilities	69	4,657	1,621	11,925	(7,288)	10,984
NON-CURRENT LIABILITIES
Investments in subsidiaries	605	—	—	—	(605)	—
Long-term debt	795	774	732	1	—	2,302
Liabilities for pension benefits	—	—	—	126	—	126
Deferred tax liabilities	—	—	—	103	—	103
Provisions for liabilities	—	—	1	211	—	212
Other non-current liabilities	—	—	9	353	—	362
Non-current amounts due to group undertakings	—	—	518	716	(1,234)	—
Total non-current liabilities	1,400	774	1,260	1,510	(1,839)	3,105
TOTAL LIABILITIES	$1,469	$5,431	$2,881	$13,435	$(9,127)	$14,089

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (continued)

	As of June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,444	(741)	(83)	4,073	(3,249)	2,444
Noncontrolling interests	—	—	—	18	—	18
Total equity	2,444	(741)	(83)	4,091	(3,249)	2,462
TOTAL LIABILITIES AND EQUITY	$3,913	$4,690	$2,798	$17,526	$(12,376)	$16,551

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

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(18)	$124	$44	$238	$(236)	$152
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	1	2	(1)	2
Additions to fixed assets	—	(4)	(7)	(44)	1	(54)
Additions to intangible assets	—	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(41)	—	(41)
Payments to acquire other investments	—	—	—	(6)	—	(6)
Proceeds from sales of operations, net of cash disposed	—	—	—	18	—	18
Proceeds from intercompany investing activities	145	12	120	283	(560)	—
Repayments of intercompany investing activities	—	—	—	(37)	37	—
Net cash provided by investing activities	145	8	114	174	(523)	(82)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(3)	—	(3)
Repayments of debt	—	(8)	—	—	—	(8)
Repurchase of shares	(117)	—	—	—	—	(117)
Proceeds from issue of shares	93	—	—	—	—	93
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(103)	—	—	(236)	236	(103)
Acquisition of noncontrolling interests	—	(4)	—	—	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(15)	—	(15)
Proceeds from intercompany financing activities	—	37	—	—	(37)	—
Repayments of intercompany financing activities	—	(156)	(158)	(246)	560	—
Net cash used in financing activities	(127)	(131)	(158)	(498)	759	(155)
DECREASE IN CASH AND CASH EQUIVALENTS	—	1	—	(86)	—	(85)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3)	—	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	3	—	790	—	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$4	$—	$701	$—	$708

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(11)	$(122)	$(16)	$286	$—	$137
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	2	6	—	8
Additions to fixed assets	—	(1)	(8)	(42)	—	(51)
Additions to intangible assets	—	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(29)	—	(29)
Payments to acquire other investments	—	—	—	(2)	—	(2)
Proceeds from intercompany investing activities	191	177	25	3	(396)	—
Repayments of intercompany investing activities	(147)	—	—	(211)	358	—
Net cash provided by (used in) investing activities	44	176	19	(276)	(38)	(75)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	2	—	2
Repayments of debt	—	(8)	—	—	—	(8)
Proceeds from issue of shares	62	—	—	—	—	62
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	(95)	—	—	—	—	(95)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(8)	—	(8)
Proceeds from intercompany financing activities	—	168	43	147	(358)	—
Repayments of intercompany financing activities	—	(209)	(46)	(141)	396	—
Net cash (used in) provided by financing activities	(33)	(49)	(3)	(3)	38	(50)
INCREASE IN CASH AND CASH EQUIVALENTS	—	5	—	7	—	12
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9)	—	(9)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$5	$—	$497	$—	$503

Willis Group Holdings plc

21.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
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
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by Willis North America (the ‘Willis North America Debt Securities’) (and for which unaudited condensed consolidating financial information is presented in Note 20) in that Willis Group Holdings is the Parent Issuer and Willis North America is a subsidiary guarantor.
The guarantee of the guarantors will be deemed to be automatically discharged and released in accordance with the terms of the indenture upon release or discharge of the indebtedness or upon sale of the subsidiary or its assets.
Presented below is condensed consolidating financial information for:

(i)	Willis Group Holdings, which is the Parent Issuer;

(ii)	the Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent;

(iii)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(iv)	Consolidating adjustments; and

(v)	the Consolidated Company.
The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as of June 30, 2014 of Willis Group Holdings and the Guarantors.
The entities included in the Guarantors column as of June 30, 2014 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition plc, Willis Group Limited and Willis North America.

 Restatement to 2013 financial information

Regulation S-X, Article 3, Rule 3-10, allows for the presentation of condensed consolidating financial information. In accordance with these rules, the condensed consolidating financial information should be presented in accordance with US GAAP, except that (i) the guarantor and non-guarantor information is presented on a combined rather than consolidated basis, which requires the elimination of intra-entity activity and (ii) investments in subsidiaries are required to be presented under the equity method of accounting. Subsequent to the issuance of our financial statements for the second quarter 2013, management determined that certain balances were not presented in accordance with the above principles and have therefore restated our condensed consolidating financial information to reflect (i) gross, rather than net, presentation of intercompany balance sheet positions, (ii) dividends received from subsidiaries as reductions to the equity method investment balances as opposed to component of investment income from group undertakings, and (iii) appropriate push down accounting for goodwill.

The impacts of these changes on the previously reported 2013 financial statements are shown in the tables below.

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of operations for the three months ended 30 June 2013
Willis Group Holdings - the Parent Issuer
Operating (loss) income	$(2)	$—	$(2)
Net income attributable to Willis Group Holdings	105	—	105
The Guarantors
Operating loss	$(95)	$1	$(94)
Net income (loss) attributable to Willis Group Holdings	112	1	113
Other
Operating income	$216	$47	$263
Net income attributable to Willis Group Holdings	86	42	128
Consolidating adjustments
Operating income (loss)	$52	$(52)	$—
Net loss attributable to Willis Group Holdings	(198)	(43)	(241)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of operations for the six months ended 30 June 2013
Willis Group Holdings - the Parent Issuer
Operating (loss) income	$(6)	$3	$(3)
Net income attributable to Willis Group Holdings	324	—	324
The Guarantors
Operating loss	$(167)	$(4)	$(171)
Net income (loss) attributable to Willis Group Holdings	348	—	348
Other
Operating income	$394	$228	$622
Net income attributable to Willis Group Holdings	184	182	366
Consolidating adjustments
Operating income (loss)	$237	$(237)	$—
Net loss attributable to Willis Group Holdings	(532)	(182)	(714)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the three months ending 30 June 2013
Willis Group Holdings - the Parent Issuer
Comprehensive income attributable to Willis Group Holdings	$111	$—	$111
The Guarantors
Comprehensive income (loss) attributable to Willis Group Holdings	$118	$1	$119
Other
Comprehensive income attributable to Willis Group Holdings	$78	$42	$120
Consolidating adjustments
Comprehensive loss attributable to Willis Group Holdings	$(196)	$(43)	$(239)

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the six months ended 30 June 2013
Willis Group Holdings - the Parent Issuer
Comprehensive income attributable to Willis Group Holdings	$294	$—	$294
The Guarantors
Comprehensive income (loss) attributable to Willis Group Holdings	$318	$—	$318
Other
Comprehensive income attributable to Willis Group Holdings	$138	$182	$320
Consolidating adjustments
Comprehensive loss attributable to Willis Group Holdings	$(456)	$(182)	$(638)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of cash flows for the six months ending 30 June 2013
Willis Group Holdings - the Parent Issuer
Net cash (used in) provided by operating activities	$(26)	$15	$(11)
Net cash provided by investing activities	—	44	44
Net cash provided by (used in) financing activities	26	(59)	(33)
The Guarantors
Net cash provided by (used in) operating activities	$16	$(154)	$(138)
Net cash provided by investing activities	(7)	141	134
Net cash (used in) provided by financing activities	(4)	13	9
Other
Net cash provided by operating activities	$147	$139	$286
Net cash used in investing activities	(68)	(208)	(276)
Net cash provided by (used in) financing activities	(72)	69	(3)
Consolidating adjustments
Net cash provided by operating activities	$—	$—	$—
Net cash provided by investing activities	—	23	23
Net cash used in financing activities	—	(23)	(23)

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$2	$928	$—	$930
Investment income	—	—	4	—	4
Other income	—	—	1	—	1
Total revenues	—	2	933	—	935
EXPENSES
Salaries and benefits	(1)	(17)	(557)	—	(575)
Other operating expenses	(5)	(39)	(129)	—	(173)
Depreciation expense	—	(6)	(18)	—	(24)
Amortization of intangible assets	—	—	(12)	—	(12)
Restructuring costs	—	(2)	(1)	—	(3)
Total expenses	(6)	(64)	(717)	—	(787)
OPERATING (LOSS) INCOME	(6)	(62)	216	—	148
Other (expense) income	(1)	(229)	(3)	230	(3)
Income from group undertakings	—	114	27	(141)	—
Expenses due to group undertakings	—	(26)	(115)	141	—
Interest expense	(10)	(21)	(4)	—	(35)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(17)	(224)	121	230	110
Income taxes	—	5	(64)	—	(59)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(17)	(219)	57	230	51
Interest in earnings / (losses) of associates, net of tax	—	2	(5)	—	(3)
Equity account for subsidiaries	64	280	—	(344)	—
NET INCOME	47	63	52	(114)	48
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$47	$63	$51	$(114)	$47

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$72	$88	$76	$(163)	$73
Less: comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$72	$88	$75	$(163)	$72

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$3	$882	$—	$885
Investment income	—	—	3	—	3
Other income	—	—	2	—	2
Total revenues	—	3	887	—	890
EXPENSES
Salaries and benefits	(1)	(22)	(506)	—	(529)
Other operating expenses	(1)	(67)	(91)	—	(159)
Depreciation expense	—	(8)	(13)	—	(21)
Amortization of intangible assets	—	—	(14)	—	(14)
Total expenses	(2)	(97)	(624)	—	(723)
OPERATING (LOSS) INCOME	(2)	(94)	263	—	167
Other income (expense)	1	—	3	—	4
Income from group undertakings	—	117	23	(140)	—
Expenses due to group undertakings	(1)	(22)	(117)	140	—
Interest expense	(10)	(20)	(2)	—	(32)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(12)	(19)	170	—	139
Income taxes	—	6	(35)	—	(29)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(12)	(13)	135	—	110
Interest in earnings / (losses) of associates, net of tax	—	2	(5)	—	(3)
Equity account for subsidiaries	117	124	—	(241)	—
NET INCOME	105	113	130	(241)	107
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$105	$113	$128	$(241)	$105

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$111	$119	$122	$(239)	$113
Less: comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$111	$119	$120	$(239)	$111

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$4	$2,016	$—	$2,020
Investment income	—	—	8	—	8
Other income	—	—	4	—	4
Total revenues	—	4	2,028	—	2,032
EXPENSES
Salaries and benefits	(1)	(36)	(1,108)	—	(1,145)
Other operating expenses	(9)	(80)	(249)	—	(338)
Depreciation expense	—	(11)	(36)	—	(47)
Amortization of intangible assets	—	—	(25)	—	(25)
Restructuring costs	—	(2)	(1)	—	(3)
Total expenses	(10)	(129)	(1,419)	—	(1,558)
OPERATING (LOSS) INCOME	(10)	(125)	609	—	474
Other (expense) income	(1)	(228)	(4)	230	(3)
Income from group undertakings	—	189	54	(243)	—
Expenses due to group undertakings	—	(53)	(190)	243	—
Interest expense	(21)	(41)	(5)	—	(67)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(32)	(258)	464	230	404
Income taxes	—	29	(151)	—	(122)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(32)	(229)	313	230	282
Interest in earnings of associates, net of tax	—	5	11	—	16
Equity account for subsidiaries	325	543	—	(868)	—
NET INCOME	293	319	324	(638)	298
Less: Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$293	$319	$319	$(638)	$293

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$326	$352	$357	$(704)	$331
Less: comprehensive income attributable to noncontrolling interests	—	—	(5)	—	(5)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$326	$352	$352	$(704)	$326

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$3	$1,928	$—	$1,931
Investment income	—	—	7	—	7
Other income	—	—	3	—	3
Total revenues	—	3	1,938	—	1,941
EXPENSES
Salaries and benefits	(1)	(45)	(1,051)	—	(1,097)
Other operating expenses	(2)	(117)	(202)	—	(321)
Depreciation expense	—	(12)	(35)	—	(47)
Amortization of intangible assets	—	—	(28)	—	(28)
Total expenses	(3)	(174)	(1,316)	—	(1,493)
OPERATING (LOSS) INCOME	(3)	(171)	622	—	448
Other (expense) income	(2)	1	11	—	10
Income from group undertakings	—	225	44	(269)	—
Expenses due to group undertakings	(1)	(43)	(225)	269	—
Interest expense	(21)	(39)	(3)	—	(63)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(27)	(27)	449	—	395
Income taxes	—	8	(85)	—	(77)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(27)	(19)	364	—	318
Interest in earnings of associates, net of tax	—	4	8	—	12
Equity account for subsidiaries	351	363	—	(714)	—
NET INCOME	324	348	372	(714)	330
Less: Net income attributable to noncontrolling interests	—	—	(6)	—	(6)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$324	$348	$366	$(714)	$324

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$294	$318	$325	$(638)	$299
Less: comprehensive income attributable to noncontrolling interests	—	—	(5)	—	(5)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$294	$318	$320	$(638)	$294

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of June 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$4	$701	$—	$708
Accounts receivable, net	—	3	1,172	—	1,175
Fiduciary assets	—	—	9,983	—	9,983
Deferred tax assets	—	—	11	—	11
Other current assets	1	39	186	(31)	195
Amounts due from group undertakings	3,906	830	1,234	(5,970)	—
Total current assets	3,910	876	13,287	(6,001)	12,072
NON-CURRENT ASSETS
Investments in subsidiaries	—	3,937	—	(3,937)	—
Fixed assets, net	—	65	431	—	496
Goodwill	—	—	2,870	—	2,870
Other intangible assets, net	—	—	360	—	360
Investments in associates	—	159	31	—	190
Deferred tax assets	—	—	10	—	10
Pension benefits asset	—	—	359	—	359
Other non-current assets	3	13	178	—	194
Non-current amounts due from group undertakings	—	716	—	(716)	—
Total non-current assets	3	4,890	4,239	(4,653)	4,479
TOTAL ASSETS	$3,913	$5,766	$17,526	$(10,654)	$16,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$9,983	$—	$9,983
Deferred revenue and accrued expenses	2	19	397	—	418
Income taxes payable	—	4	100	(31)	73
Short-term debt and current portion of long-term debt	—	15	—	—	15
Deferred tax liabilities	—	—	28	—	28
Other current liabilities	67	46	354	—	467
Amounts due to group undertakings	—	4,907	1,063	(5,970)	—
Total current liabilities	69	4,991	11,925	(6,001)	10,984
NON-CURRENT LIABILITIES
Investments in subsidiaries	605	—	—	(605)	—
Long-term debt	795	1,506	1	—	2,302
Liabilities for pension benefits	—	—	126	—	126
Deferred tax liabilities	—	—	103	—	103
Provisions for liabilities	—	1	211	—	212
Other non-current liabilities	—	9	353	—	362
Non-current amounts due to group undertakings	—	—	716	(716)	—
Total non-current liabilities	1,400	1,516	1,510	(1,321)	3,105
TOTAL LIABILITIES	$1,469	$6,507	$13,435	$(7,322)	$14,089

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (continued)

	As of June 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,444	(741)	4,073	(3,332)	2,444
Noncontrolling interests	—	—	18	—	18
Total equity	2,444	(741)	4,091	(3,332)	2,462
TOTAL LIABILITIES AND EQUITY	$3,913	$5,766	$17,526	$(10,654)	$16,551

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

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(18)	$168	$238	$(236)	$152
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	1	2	(1)	2
Additions to fixed assets	—	(11)	(44)	1	(54)
Additions to intangible assets	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	(41)	—	(41)
Payments to acquire other investments	—	—	(6)	—	(6)
Proceeds from disposal of operations, net of cash disposed	—	—	18	—	18
Proceeds from intercompany investing activities	145	120	283	(548)	—
Repayments of intercompany investing activities	—	—	(37)	37	—
Net cash provided by investing activities	145	110	174	(511)	(82)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	(3)	—	(3)
Repayments of debt	—	(8)	—	—	(8)
Repurchase of shares	(117)	—	—	—	(117)
Proceeds from issue of shares	93	—	—	—	93
Excess tax benefits from share-based payment arrangement	—	—	2	—	2
Dividends paid	(103)	—	(236)	236	(103)
Acquisition of noncontrolling interests	—	(4)	—	—	(4)
Dividends paid to noncontrolling interests	—	—	(15)	—	(15)
Proceeds from intercompany financing activities	—	37	—	(37)	—
Repayments of intercompany financing activities	—	(302)	(246)	548	—
Net cash used in financing activities	(127)	(277)	(498)	747	(155)
DECREASE IN CASH AND CASH EQUIVALENTS	—	1	(86)	—	(85)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	3	790	—	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$4	$701	$—	$708

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(11)	$(138)	$286	$—	$137
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	2	6	—	8
Additions to fixed assets	—	(9)	(42)	—	(51)
Additions to intangible assets	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	(29)	—	(29)
Payments to acquire other investments	—	—	(2)	—	(2)
Proceeds from intercompany investing activities	191	141	3	(335)	—
Repayments of intercompany investing activities	(147)	—	(211)	358	—
Net cash provided by (used in) investing activities	44	134	(276)	23	(75)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	2	—	2
Repayments of debt	—	(8)	—	—	(8)
Proceeds from issue of shares	62	—	—	—	62
Excess tax benefits from share-based payment arrangement	—	—	1	—	1
Dividends paid	(95)	—	—	—	(95)
Acquisition of noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	(8)	—	(8)
Proceeds from intercompany financing activities	—	211	147	(358)	—
Repayments of intercompany financing activities	—	(194)	(141)	335	—
Net cash (used in) provided by financing activities	(33)	9	(3)	(23)	(50)
INCREASE IN CASH AND CASH EQUIVALENTS	—	5	7	—	12
Effect of exchange rate changes on cash and cash equivalents	—	—	(9)	—	(9)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$5	$497	$—	$503

Notes to the financial statements
 (Unaudited)

22.	FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
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
The guarantee of the guarantors will be deemed to be automatically discharged and released in accordance with the terms of the indenture upon release or discharge of the indebtedness or upon sale of the subsidiary or its assets.
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
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets as of June 30, 2014 of Willis Group Holdings, the Other Guarantors and the Issuer.
The entities included in the Other Guarantors column as of June 30, 2014 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, Willis North America, TA I Limited and Willis Group Limited.

Restatement to 2013 financial information

Regulation S-X, Article 3, Rule 3-10, allows for the presentation of condensed consolidating financial information. In accordance with these rules, the condensed consolidating financial information should be presented in accordance with US GAAP, except that (i) the guarantor and non-guarantor information is presented on a combined rather than consolidated basis, which requires the elimination of intra-entity activity and (ii) investments in subsidiaries are required to be presented under the equity method of accounting. Subsequent to the issuance of our financial statements for the second quarter 2013, management determined that certain balances were not presented in accordance with the above principles and have therefore restated our condensed consolidating financial information to reflect (i) gross, rather than net, presentation of intercompany balance sheet positions, (ii) dividends received from subsidiaries as reductions to the equity method investment balances as opposed to component of investment income from group undertakings, and (iii) appropriate push down accounting for goodwill.

The impacts of these changes on the previously reported 2013 financial statements are shown in the tables below.

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of operations for the three months ended 30 June 2013
Willis Group Holdings
Operating (loss) income	$(2)	$—	$(2)
Net income attributable to Willis Group Holdings	105	—	105
The Other Guarantors
Operating loss	$(95)	$1	$(94)
Net income (loss) attributable to Willis Group Holdings	112	1	113
The Issuer
Operating income	$—	$—	$—
Net income (loss) attributable to Willis Group Holdings	97	1	98
Other
Operating income	$216	$47	$263
Net income attributable to Willis Group Holdings	86	42	128
Consolidating adjustments
Operating income (loss)	$52	$(52)	$—
Net loss attributable to Willis Group Holdings	(295)	(44)	(339)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of operations for the six months ended 30 June 2013
Willis Group Holdings
Operating loss	$(6)	$3	$(3)
Net loss attributable to Willis Group Holdings	324	—	324
The Other Guarantors
Operating loss	$(167)	$(4)	$(171)
Net loss attributable to Willis Group Holdings	348	—	348
The Issuer
Operating income	$—	$—	$—
Net loss attributable to Willis Group Holdings	320	—	320
Other
Operating income (loss)	$394	$228	$622
Net loss attributable to Willis Group Holdings	184	182	366
Consolidating adjustments
Operating (loss) income	$237	$(237)	$—
Net income attributable to Willis Group Holdings	(852)	(182)	(1,034)

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the three months ended 30 June 2013
Willis Group Holdings
Comprehensive income attributable to Willis Group Holdings	$111	$—	$111
The Other Guarantors
Comprehensive income (loss) attributable to Willis Group Holdings	$118	$1	$119
The Issuer
Comprehensive income (loss) attributable to Willis Group Holdings	$103	$1	$104
Other
Comprehensive income attributable to Willis Group Holdings	$78	$42	$120
Consolidating adjustments
Comprehensive loss attributable to Willis Group Holdings	$(299)	$(44)	$(343)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the six months ended 30 June 2013
Willis Group Holdings
Comprehensive income attributable to Willis Group Holdings	$294	$—	$294
The Other Guarantors
Comprehensive income (loss) attributable to Willis Group Holdings	$318	$—	$318
The Issuer
Comprehensive income (loss) attributable to Willis Group Holdings	$295	$—	$295
Other
Comprehensive income attributable to Willis Group Holdings	$138	$182	$320
Consolidating adjustments
Comprehensive loss attributable to Willis Group Holdings	$(751)	$(182)	$(933)

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As Reclassified
	(millions)
Condensed consolidating statement of cash flows for the six months ending 30 June 2013
Willis Group Holdings
Net cash (used in) provided by operating activities	$(26)	$15	$(11)
Net cash provided by investing activities	—	44	44
Net cash provided by (used in) financing activities	26	(59)	(33)
The Other Guarantors
Net cash provided by (used in) operating activities	$4	$575	$579
Net cash provided by (used in) investing activities	(7)	(491)	(498)
Net cash (used in) provided by financing activities	8	(84)	(76)
The Issuer
Net cash provided by (used in) operating activities	$12	$(172)	$(160)
Net cash provided by investing activities	—	177	177
Net cash (used in) provided by financing activities	(12)	(5)	(17)
Other
Net cash provided by (used in) operating activities	$147	$139	$286
Net cash used in investing activities	(68)	(208)	(276)
Net cash provided by (used in) financing activities	(72)	69	(3)
Consolidating adjustments
Net cash used in operating activities	$—	$(557)	$(557)
Net cash provided by investing activities	—	478	478
Net cash provided by (used in) financing activities	—	79	79

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$2	$—	$928	$—	$930
Investment income	—	—	—	4	—	4
Other income	—	—	—	1	—	1
Total revenues	—	2	—	933	—	935
EXPENSES
Salaries and benefits	(1)	(17)	—	(557)	—	(575)
Other operating expenses	(5)	(39)	—	(129)	—	(173)
Depreciation expense	—	(6)	—	(18)	—	(24)
Amortization of intangible assets	—	—	—	(12)	—	(12)
Restructuring costs	—	(2)	—	(1)	—	(3)
Total expenses	(6)	(64)	—	(717)	—	(787)
OPERATING (LOSS) INCOME	(6)	(62)	—	216	—	148
Other (expense) income	(1)	(229)	—	(3)	230	(3)
Income from group undertakings	—	121	23	27	(171)	—
Expenses due to group undertakings	—	(49)	(7)	(115)	171	—
Interest expense	(10)	(12)	(9)	(4)	—	(35)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(17)	(231)	7	121	230	110
Income taxes	—	7	(2)	(64)	—	(59)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(17)	(224)	5	57	230	51
Interest in earnings / (losses) of associates, net of tax	—	2	—	(5)	—	(3)
Equity account for subsidiaries	64	285	42	—	(391)	—
NET INCOME	47	63	47	52	(161)	48
Less: Net income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$47	$63	$47	$51	$(161)	$47

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$72	$88	$71	$76	$(234)	$73
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$72	$88	$71	$75	$(234)	$72

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$3	$—	$882	$—	$885
Investment income	—	—	—	3	—	3
Other income	—	—	—	2	—	2
Total revenues	—	3	—	887	—	890
EXPENSES
Salaries and benefits	(1)	(22)	—	(506)	—	(529)
Other operating expenses	(1)	(67)	—	(91)	—	(159)
Depreciation expense	—	(8)	—	(13)	—	(21)
Amortization of intangible assets	—	—	—	(14)	—	(14)
Total expenses	(2)	(97)	—	(624)	—	(723)
OPERATING (LOSS) INCOME	(2)	(94)	—	263	—	167
Other income (expense)	1	—	—	3	—	4
Income from group undertakings	—	124	15	23	(162)	—
Expenses due to group undertakings	(1)	(37)	(7)	(117)	162	—
Interest expense	(10)	(18)	(2)	(2)	—	(32)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(12)	(25)	6	170	—	139
Income taxes	—	8	(2)	(35)	—	(29)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(12)	(17)	4	135	—	110
Interest in earnings / (losses) of associates, net of tax	—	2	—	(5)	—	(3)
Equity account for subsidiaries	117	128	94	—	(339)	—
NET INCOME	105	113	98	130	(339)	107
Less: Net income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$105	$113	$98	$128	$(339)	$105

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$111	$119	$104	$122	$(343)	$113
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$111	$119	$104	$120	$(343)	$111

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$4	$—	$2,016	$—	$2,020
Investment income	—	—	—	8	—	8
Other income	—	—	—	4	—	4
Total revenues	—	4	—	2,028	—	2,032
EXPENSES
Salaries and benefits	(1)	(36)	—	(1,108)	—	(1,145)
Other operating expenses	(9)	(80)	—	(249)	—	(338)
Depreciation expense	—	(11)	—	(36)	—	(47)
Amortization of intangible assets	—	—	—	(25)	—	(25)
Restructuring costs	—	(2)	—	(1)	—	(3)
Total expenses	(10)	(129)	—	(1,419)	—	(1,558)
OPERATING (LOSS) INCOME	(10)	(125)	—	609	—	474
Other (expense) income	(1)	(228)	—	(4)	230	(3)
Income from group undertakings	—	203	45	54	(302)	—
Expenses due to group undertakings	—	(98)	(14)	(190)	302	—
Interest expense	(21)	(23)	(18)	(5)	—	(67)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(32)	(271)	13	464	230	404
Income taxes	—	32	(3)	(151)	—	(122)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(32)	(239)	10	313	230	282
Interest in earnings of associates, net of tax	—	5	—	11	—	16
Equity account for subsidiaries	325	553	257	—	(1,135)	—
NET INCOME	293	319	267	324	(905)	298
Less: Net income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$293	$319	$267	$319	$(905)	$293

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$326	$352	$299	$357	$(1,003)	$331
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$326	$352	$299	$352	$(1,003)	$326

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$3	$—	$1,928	$—	$1,931
Investment income	—	—	—	7	—	7
Other income	—	—	—	3	—	3
Total revenues	—	3	—	1,938	—	1,941
EXPENSES
Salaries and benefits	(1)	(45)	—	(1,051)	—	(1,097)
Other operating expenses	(2)	(117)	—	(202)	—	(321)
Depreciation expense	—	(12)	—	(35)	—	(47)
Amortization of intangible assets	—	—	—	(28)	—	(28)
Total expenses	(3)	(174)	—	(1,316)	—	(1,493)
OPERATING (LOSS) INCOME	(3)	(171)	—	622	—	448
Other (expense) income	(2)	1	—	11	—	10
Income from group undertakings	—	238	28	44	(310)	—
Expenses due to group undertakings	(1)	(71)	(13)	(225)	310	—
Interest expense	(21)	(35)	(4)	(3)	—	(63)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(27)	(38)	11	449	—	395
Income taxes	—	10	(2)	(85)	—	(77)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(27)	(28)	9	364	—	318
Interest in earnings of associates, net of tax	—	4	—	8	—	12
Equity account for subsidiaries	351	372	311	—	(1,034)	—
NET INCOME	324	348	320	372	(1,034)	330
Less: Net income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$324	$348	$320	$366	$(1,034)	$324

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$294	$318	$295	$325	$(933)	$299
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$294	$318	$295	$320	$(933)	$294

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$4	$—	$701	$—	$708
Accounts receivable, net	—	3	—	1,172	—	1,175
Fiduciary assets	—	—	—	9,983	—	9,983
Deferred tax assets	—	—	—	11	—	11
Other current assets	1	46	1	186	(39)	195
Amounts due from group undertakings	3,906	830	826	1,234	(6,796)	—
Total current assets	3,910	883	827	13,287	(6,835)	12,072
NON-CURRENT ASSETS
Investments in subsidiaries	—	3,876	3,015	—	(6,891)	—
Fixed assets, net	—	65	—	431	—	496
Goodwill	—	—	—	2,870	—	2,870
Other intangible assets, net	—	—	—	360	—	360
Investments in associates	—	159	—	31	—	190
Deferred tax assets	—	—	—	10	—	10
Pension benefits asset	—	—	—	359	—	359
Other non-current assets	3	5	8	178	—	194
Non-current amounts due from group undertakings	—	1,151	518	—	(1,669)	—
Total non-current assets	3	5,256	3,541	4,239	(8,560)	4,479
TOTAL ASSETS	$3,913	$6,139	$4,368	$17,526	$(15,395)	$16,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$9,983	$—	$9,983
Deferred revenue and accrued expenses	2	19	—	397	—	418
Income taxes payable	—	4	8	100	(39)	73
Short-term debt and current portion of long-term debt	—	—	15	—	—	15
Deferred tax liabilities	—	—	—	28	—	28
Other current liabilities	67	35	11	354	—	467
Amounts due to group undertakings	—	5,562	171	1,063	(6,796)	—
Total current liabilities	69	5,620	205	11,925	(6,835)	10,984
NON-CURRENT LIABILITIES
Investments in subsidiaries	605	—	—	—	(605)	—
Long-term debt	795	732	774	1	—	2,302
Liabilities for pension benefits	—	—	—	126	—	126
Deferred tax liabilities	—	—	—	103	—	103
Provisions for liabilities	—	1	—	211	—	212
Other non-current liabilities	—	9	—	353	—	362
Non-current amounts due to group undertakings	—	518	435	716	(1,669)	—
Total non-current liabilities	1,400	1,260	1,209	1,510	(2,274)	3,105
TOTAL LIABILITIES	$1,469	$6,880	$1,414	$13,435	$(9,109)	$14,089

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (continued)

	As of June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
EQUITY
Total Willis Group Holdings stockholders’ equity	2,444	(741)	2,954	4,073	(6,286)	2,444
Noncontrolling interests	—	—	—	18	—	18
Total equity	2,444	(741)	2,954	4,091	(6,286)	2,462
TOTAL LIABILITIES AND EQUITY	$3,913	$6,139	$4,368	$17,526	$(15,395)	$16,551

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

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(18)	$186	$(18)	$238	$(236)	$152
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	1	—	2	(1)	2
Additions to fixed assets	—	(11)	—	(44)	1	(54)
Additions to intangible assets	—	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(41)	—	(41)
Payments to acquire other investments	—	—	—	(6)	—	(6)
Proceeds from disposal of operations, net of cash disposed	—	—	—	18	—	18
Proceeds from intercompany investing activities	145	120	13	283	(561)	—
Repayments of intercompany investing activities	—	—	—	(37)	37	—
Net cash provided by investing activities	145	110	13	174	(524)	(82)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(3)	—	(3)
Repayments of debt	—	—	(8)	—	—	(8)
Repurchase of shares	(117)	—	—	—	—	(117)
Proceeds from issue of shares	93	—	—	—	—	93
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(103)	—	—	(236)	236	(103)
Acquisition of noncontrolling interests	—	(4)	—	—	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(15)	—	(15)
Proceeds from intercompany financing activities	—	24	13	—	(37)	—
Repayments of intercompany financing activities	—	(315)	—	(246)	561	—
Net cash (used in) provided by financing activities	(127)	(295)	5	(498)	760	(155)
DECREASE IN CASH AND CASH EQUIVALENTS	—	1	—	(86)	—	(85)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3)	—	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	3	—	790	—	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$4	$—	$701	$—	$708

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GURANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(11)	$579	$(160)	$286	$(557)	$137
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	2	—	6	—	8
Additions to fixed assets	—	(9)	—	(42)	—	(51)
Additions to intangible assets	—	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(29)	—	(29)
Payments to acquire other investments	—	—	—	(2)	—	(2)
Proceeds from intercompany investing activities	191	66	177	3	(437)	—
Repayments of intercompany investing activities	(147)	(557)	—	(211)	915	—
Net cash provided by (used in) investing activities	44	(498)	177	(276)	478	(75)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	2	—	2
Repayments of debt	—	—	(8)	—	—	(8)
Proceeds from issue of shares	62	—	—	—	—	62
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	(95)	—	(557)	—	557	(95)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(8)	—	(8)
Proceeds from intercompany financing activities	—	164	604	147	(915)	—
Repayments of intercompany financing activities	—	(240)	(56)	(141)	437	—
Net cash (used in) provided by financing activities	(33)	(76)	(17)	(3)	79	(50)
INCREASE IN CASH AND CASH EQUIVALENTS	—	5	—	7	—	12
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9)	—	(9)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$5	$—	$497	$—	$503

Business discussion

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion includes references to non-GAAP financial measures as defined in Regulation G of the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, specifically, organic growth in commissions and fees, underlying operating margin, underlying operating income, underlying earnings before interest, tax, depreciation and amortization 'EBITDA', underlying net income and underlying earnings per diluted share, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. Organic growth in commissions and fees excludes the impact of acquisitions and disposals, period over period movements in foreign currency, and investment and other income from growth in revenues. Underlying operating income, underlying EBITDA, underlying net income and underlying earnings per diluted share are calculated by excluding the impact of certain specified items and period over period movements in foreign currency from operating income, net income, and earnings per diluted share, respectively, the most directly comparable GAAP measures. Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, these condensed consolidated financial statements for the three and six months ended June 30, 2014.
This discussion includes forward-looking statements included under the headings 'Executive Summary', 'Review of Consolidated Results' and 'Liquidity and Capital Resources'. Please see ‘Forward-Looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in those statements.

EXECUTIVE SUMMARY
Business Overview
We provide a broad range of insurance broking, risk management and consulting services to our clients worldwide and organize our business into three segments: Global, North America and International.
Our Global business provides specialist brokerage and consulting services to clients worldwide arising from specific industries, activities and risks and includes the following business units: Property, Casualty and Construction, Natural Resources; Transport, which incorporates our Aerospace and Marine businesses; People, Political and Terrorism risk; Fine Art, Jewelry and Specie; Hughes-Gibbs; Financial and Executive risks; Willis Capital Markets & Advisory; UK retail operations; Facultative and Wholesale solutions; Reinsurance; and Captives management.
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
Due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission revenues may vary widely between accounting periods. A period of low or declining premium rates, generally known as a ‘soft’ or ‘softening’ market, generally leads to downward pressure on commission revenues and can have a material adverse impact on our commission revenues and operating margin. A ‘hard’ or ‘firming’ market, during which premium rates

Willis Group Holdings plc

rise, generally has a favorable impact on our commission revenues and operating margin. Rates, however, vary by geography, industry and client segment. As a result and due to the global and diverse nature of our business, we view rates in the aggregate.
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
Early in 2013 the reinsurance market was generally flat, however, as the year progressed we saw changing market sentiment driven by changes in the sources of capital and increases in capital supply in the reinsurance market, most notably within the North American catastrophe-exposed property market. The influx of third-party capital coupled with changes to reinsurance buying patterns and regulatory complexity is leading to growing complexity in the reinsurance market and a softening of prices.
We have noted a continuation of this trend, and signs of acceleration, towards softening reinsurance rates across almost all classes of business and geographies as positive 2013 results for traditional reinsurers and the supply of capital from third-party investors have added further to the oversupply of capacity. While we are feeling the impact of the softening rates to a degree, we are helping to guide clients through complex decisions in an evolving marketplace.
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
Financial Performance
Consolidated Financial Performance
Results: second quarter 2014
Total revenues of $935 million for second quarter 2014 were $45 million, or 5.1 percent, higher than in second quarter 2013. Excluding $5 million of favorable foreign currency movements, underlying total revenues were $40 million, or 4.5 percent, higher than the year ago period.
Total commissions and fees for second quarter 2014 were $930 million, up $45 million or 5.1 percent, from $885 million in the prior year quarter. The increase reflects organic commissions and fees growth of 4.5 percent and a positive 0.7 percent impact from foreign currency movements partially offset by a negative 0.1 percent impact from acquisitions and disposals.
Total expenses in second quarter 2014 of $787 million were $64 million, or 8.9 percent, higher than in second quarter 2013. Excluding negative foreign currency movements of $16 million and $3 million of restructuring charges relating to the Operational improvement program, total expenses were $45 million, or 6.1 percent higher than the year ago period.
The income tax charge of $59 million for second quarter 2014 was $30 million higher than the second quarter 2013 charge of $29 million. The $30 million increase was primarily due to a $21 million increase in the valuation allowance against deferred tax assets related to changes in the mix of deferred tax assets and liabilities and provisions for uncertain tax positions. In addition, a charge of $13 million was recognised in the quarter reflecting the impact of including the US in the estimated annual effective tax rate applied to the ordinary income of the prior quarter.

Business discussion

Interest in losses of associates, net of tax, was $3 million in both second quarter 2014 and 2013.
Net income attributable to Willis shareholders was $47 million or $0.26 per diluted share in second quarter 2014 compared to net income of $105 million or $0.59 per diluted share in second quarter 2013.
Foreign currency movements had a $0.03 negative impact on earnings per diluted share in second quarter 2014 compared to second quarter 2013.
Results: six months ended June 30, 2014
Total revenues of $2,032 million for first half 2014 were $91 million, or 4.7 percent, higher than in first half 2013. Excluding $8 million of favorable foreign currency movements, total revenues increased $83 million, or 4.3 percent versus the year ago period.
Total commissions and fees for first half 2014 were $2,020 million, up $89 million or 4.6 percent, from $1,931 million in the prior year. The increase reflects organic commissions and fees growth of 4.3 percent and a positive 0.5 percent impact from foreign currency movements, partially offset by a negative 0.2 percent impact from acquisitions and disposals.
Total expenses of $1,558 million were $65 million, or 4.4 percent, higher than in first half 2013. Excluding $23 million of negative foreign currency movements, $3 million first half 2014 expense relating to the operational improvement program and $46 million first half 2013 expense relating to the expense reduction initiative, total expenses increased $85 million, or 5.8 percent, versus the year ago period.
The income tax charge of $122 million for first half 2014 was $45 million higher than the first half 2013 charge of $77 million. The $45 million increase in the tax charge is due to a $21 million increase in the valuation allowance against deferred tax assets related to changes in the mix of deferred tax assets and liabilities and provisions for uncertain tax positions. In addition the first half 2014 tax rate is higher than the year ago period primarily due to the expectation of paying current taxes in the US in 2014, which resulted in a higher tax charge on US income in the current period compared with the prior period.
Interest in earnings of associates, net of tax, increased by $4 million mainly due to the year-on-year improvement in the results of Gras Savoye, our principal associate.
Net income attributable to shareholders was $293 million or $1.61 per diluted share in first half 2014 compared with net income of $324 million or $1.83 per diluted share in first half 2013.
Foreign currency movements had a $0.06 negative impact on earnings per diluted share in first half 2014 compared to first half 2013.

Underlying Operating Income, Underlying Operating Margin, Underlying EBITDA, Underlying Net Income and Underlying Earnings per Diluted Share
Our non-GAAP measures of underlying operating income, underlying EBITDA (earnings before interest, taxes, depreciation and amortization), underlying net income and underlying earnings per diluted share are calculated by excluding the impact of certain items (as detailed below) from operating income, net income, and earnings per diluted share, respectively, the most directly comparable GAAP measures.
The following items are excluded from operating income and net income as applicable:

(i)	restructuring charges relating the Operational improvement program;

(ii)	foreign exchange loss from the devaluation of the Venezuelan currency;

(iii)	deferred tax valuation allowance;

(iv)	costs associated with the 2013 Expense Reduction Initiative;

(v)	gains and losses on the disposal of operations;

(vi)	foreign currency movements; and

(vii)	depreciation and amortization.

Willis Group Holdings plc

We believe that excluding these items, as applicable, from operating income, net income and earnings per diluted share enhances the comparative analysis of our results of operations. We use these and other measures to establish Group performance targets and evaluate the performance of our operations. Please see additional discussion of non-GAAP financial measures in the section below.
As set out in the tables below, underlying operating income was down $5 million, or 3.2 percent, at $151 million in second quarter 2014 compared to $156 million in second quarter 2013. Underlying operating margin at 16.1 percent in second quarter 2014 was down 130 basis points compared with second quarter 2013, while second quarter 2014 underlying net income was $83 million, $17 million lower than in second quarter 2013. Underlying earnings per diluted share were $0.49 in second quarter 2014, compared with $0.59 in second quarter 2013.
A reconciliation of reported operating income, the most directly comparable GAAP measure, to underlying operating income for the three and six months ended June 30, is as follows (in millions, except percentages):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2014	2013		2014	2013
Total revenue	$935	$890	5.1	$2,032	$1,941	4.7
Excluding:
Foreign currency movements	—	5		—	8
Underlying total revenue	$935	$895	4.5	$2,032	$1,949	4.3

Operating income, GAAP basis	$148	$167	(11.4)	$474	$448	5.8
Excluding:
Operational improvement program (a)	3	—		3	—
Expense reduction initiative (b)	—	—		—	46
Foreign currency movements	—	(11)		—	(15)
Underlying operating income (c)	$151	$156	(3.2)	$477	$479	(0.4)

Operating margin, GAAP basis, or operating income as a percentage of total revenues	15.8%	18.8%		23.3%	23.1%
Underlying operating margin, or underlying operating income as a percentage of underlying total revenues (c)	16.1%	17.4%		23.5%	24.6%
 _________________________________

(a)	Restructuring charge relating to the Operational improvement program. See 'Operational improvement program' section below.

(b)	Charge related to the assessment of the Company's organizational design. See '2013 Expense Reduction Initiative' section below.

(c)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

Business discussion

A reconciliation of reported net income, the most directly comparable GAAP measures, to EBITDA and underlying EBITDA, is as follows (in millions, except per share data):

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2014	2013		2014	2013
Net income	$47	$105	(55.2)	$293	$324	(9.6)
Add back:
Net income attributable to noncontrolling interest	1	2		5	6
Interest in losses (earnings) of associates, net of tax	3	3		(16)	(12)
Income tax charge	59	29		122	77
Interest expense	35	32		67	63
Other expense (income)	3	(4)		3	(10)
Depreciation	24	21		47	47
Amortization	12	14		25	28
EBITDA	$184	$202	(8.9)	$546	$523	4.4
Adjusting items:
Operational improvement program	3	—		3	—
Expense reduction initiative	—	—		—	41
Foreign currency movements	—	(11)		—	(14)
Underlying EBITDA (a)	$187	$191	(2.1)	$549	$550	(0.2)
 _________________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

Willis Group Holdings plc

A reconciliation of reported net income and reported earnings per diluted share, the most directly comparable GAAP measures, to underlying net income and underlying earnings per diluted share, is as follows (in millions, except per share data):

				Per diluted share
	Three months ended June 30,			Three months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Net income attributable to Willis Group Holdings plc, GAAP basis	$47	$105	(55.2)	$0.26	$0.59	(55.9)
Excluding:
Operational improvement program, net of tax ($1, $nil)	2	—		0.01	—
Venezuela currency devaluation, net of tax ($1, $nil)	13	—		0.07	—
Deferred tax valuation allowance	21	—		0.12	—
Net gain on disposal of operations, net of tax ($2, $nil)	—	—		—	—
Foreign currency movements	—	(5)		0.03	—
Underlying net income (c)	$83	$100	(17.0)	$0.49	$0.59	(16.9)

Average diluted shares outstanding, GAAP basis	182	178

				Per diluted share
	Six months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Net income attributable to Willis Group Holdings plc, GAAP basis	$293	$324	(9.6)	$1.61	$1.83	(12.0)
Excluding:
Operational improvement program, net of tax ($1, $nil) (a)	2	—		0.01	—
Venezuela currency devaluation, net of tax ($1, $nil)	13	—		0.07	—
Deferred tax valuation allowance	21	—		0.12	—
Expense reduction initiative, net of tax ($nil, $8) (b)	—	38		—	0.22
Net loss on disposal of operations, net of tax ($1, $nil)	2	—		0.01	—
Foreign currency movements	—	(11)		0.06	—
Underlying net income (c)	$331	$351	(5.7)	$1.88	$2.05	(8.3)

Average diluted shares outstanding, GAAP basis	182	177
_____________________________

(a)	Restructuring charge relating to the Operational improvement program. See 'Operational improvement program' section below.

(b)	Charge related to the assessment of the Company's organizational design. See '2013 Expense Reduction Initiative' section below.

(c)
For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods. In the current three and six month periods only, underlying EPS excludes the $0.03 and $0.06, respectively, negative year over year impact of foreign currency movements in order to assist comparability to EPS figures that have been disclosed in prior periods.

Business discussion

Pension Expense
We recorded net pension income on our UK defined benefit pension plan of $3 million in second quarter 2014 and $2 million in second quarter 2013. The $1 million increase was primarily due to higher expected returns on plan assets, partially offset by higher interest and service costs.
On our US defined benefit pension plan we recorded a net pension income of $2 million in second quarter 2014 compared with $1 million in second quarter 2013. The increase was primarily due to higher expected returns on plan assets in second quarter 2014 compared to second quarter 2013.
On our other defined benefit pension plans, we recorded a net pension cost of $1 million in second quarter 2014 compared with $2 million in second quarter 2013.
We recorded net pension income on our UK defined benefit pension plan of $6 million in first half 2014 and $3 million in first half 2013. The $3 million increase was primarily due to higher expected returns on plan assets, partially offset by higher interest and service costs.
On our US defined benefit pension plan we recorded a net pension income of $4 million in first half 2014 compared with $2 million in first half 2013. The $2 million increase was primarily due to higher expected returns on plan assets.
On our other defined benefit pension plans, we recorded a net pension cost of $2 million in first half 2014 compared with $3 million in first half 2013.
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
Acquisitions and Disposals
In second quarter 2014, the Company:

•	disposed of the trade and assets of certain offices in Texas that were previously part of our North America retail operations; and

•
agreed to acquire a controlling stake of approximately 75 percent in Max Matthiessen, a leading employee benefits adviser in Sweden, for approximately $205 million. Completion of the transaction is subject to regulatory approval which we hope to receive in September.

In first quarter 2014, the Company agreed to acquire Charles Monat Limited, a market-leading life insurance solutions adviser to high net worth clients and the transaction was completed once regulatory approval was received in second quarter 2014. The acquisition represents a key enhancement to our expanding Global Wealth Solutions practice, particularly in Asia.
The Company also disposed of Insurance Noodle, a small online wholesale business in Willis North America and Philadelphia Benefits, LLC a small local service-oriented wholesale agency.

Willis Group Holdings plc

Operational Improvement Program
In April 2014, the Company announced an operational improvement program that will allow the Company to continue to strengthen its client service, realize operational efficiencies, and invest in new capabilities for growth.
The program began in the second quarter of 2014 and is expected to be complete by the end of 2017. This program is expected to deliver cumulative cost savings of approximately $420 million through 2017 and annual cost savings of approximately $300 million starting in 2018. The estimated phasing of cost savings is: approximately $5 million in 2014, approximately $45 million in 2015, approximately $135 million in 2016 and approximately $235 million in 2017. The estimated cost savings are before any potential reinvestment for future growth. To achieve these savings, the Company expects to incur cumulative charges amounting to approximately $410 million through the end of 2017.
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

In second quarter 2014 we recognised restructuring costs of $3 million related to the operational improvement program. These costs primarily relate to the elimination of 35 support positions from our operations in North America and the cost of professional services engagement to support the program.
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

Business discussion

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

Willis Group Holdings plc

Changes to Segmental and Income Statement Presentation

During first quarter 2014, the Company announced a number of changes to the structure of its operations that are effective from January 1, 2014.

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

The Company has made additional changes to the segmental financial information that are now used and reported to evaluate performance and to support decision making. We will continue to use organic growth in commissions and fees, as well as underlying growth in commissions and fees and operating income, to evaluate segment performance however, operating income has been changed to reflect the following:

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
The impact of the changes to the selected financial data described above, has been retrospectively applied to the second quarter 2013 results.
Changes to non-GAAP financial measures

Effective from April 1, 2014 we have made changes to the non-GAAP financial measures that we use to provide additional meaningful methods of evaluating the Company’s operating performance. We have also introduced underlying EBITDA: a new non-GAAP financial measure.

Previously we excluded certain specified items from operating margin, operating income, net income and earnings per share to calculate adjusted operating margin, adjusted operating income, adjusted net income and adjusted earnings per share.

From April 1, 2014 we will exclude, in addition to these certain specified items, period over period foreign currency movements from operating margin, operating income, net income and earnings per share to calculate underlying operating margin, underlying operating income, underlying EBITDA, underlying net income and underlying earnings per share.

These changes have been made as we believe the new measures enhance the comparative analysis of our results of operations and are consistent with how we assess performance and manage the Company’s operations.

Business discussion

REVIEW OF CONSOLIDATED RESULTS
The following table is a summary of our revenues, operating income, operating margin, net income and diluted earnings per share (in millions, except per share data and percentages):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
REVENUES
Commissions and fees	$930	$885	$2,020	$1,931
Investment income	4	3	8	7
Other income	1	2	4	3
Total revenues	935	890	2,032	1,941
EXPENSES
Salaries and benefits	(575)	(529)	(1,145)	(1,097)
Other operating expenses	(173)	(159)	(338)	(321)
Depreciation expense	(24)	(21)	(47)	(47)
Amortization of intangible assets	(12)	(14)	(25)	(28)
Restructuring costs	(3)	—	(3)	—
Total expenses	(787)	(723)	(1,558)	(1,493)
OPERATING INCOME	148	167	474	448
Other (expense) income, net	(3)	4	(3)	10
Interest expense	(35)	(32)	(67)	(63)
INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	110	139	404	395
Income taxes	(59)	(29)	(122)	(77)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	51	110	282	318
Interest in (losses) earnings of associates, net of tax	(3)	(3)	16	12
NET INCOME	48	107	298	330
Less: net income attributable to noncontrolling interests	(1)	(2)	(5)	(6)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$47	$105	$293	$324

Salaries and benefits as a percentage of total revenues	61.5%	59.4%	56.3%	56.5%
Other operating expenses as a percentage of total revenues	18.5%	17.9%	16.6%	16.5%
Operating margin (operating income as a percentage of total revenues)	15.8%	18.8%	23.3%	23.1%
Diluted earnings per share	$0.26	$0.59	$1.61	$1.83
Average diluted number of shares outstanding	182	178	182	177

Willis Group Holdings plc

Revenues
Total revenues for the Group and by segment for the three and six months ended June 30, 2014 and 2013 are shown below (millions, except percentages):

				Attributable to:
Three months ended June 30,	2014	2013	% Change	Foreign currency translation	Acquisitions and disposals	Organic commissions and fees growth (a)

Global	$368	$350	5.1%	2.1%	(0.4)%	3.4%
North America	340	327	4.0%	—%	(0.8)%	4.8%
International	222	208	6.7%	(0.5)%	1.6%	5.6%
Commissions and fees	$930	$885	5.1%	0.7%	(0.1)%	4.5%
Investment income	4	3	33.3%
Other income	1	2	(50)%
Total revenues	$935	$890	5.1%

				Attributable to:
Six months ended June 30,	2014	2013	% Change	Foreign currency translation	Acquisitions and disposals	Organic commissions and fees growth (a)

Global	$810	$777	4.2%	1.7%	(0.2)%	2.7%
North America	709	682	4.0%	(0.1)%	(0.8)%	4.9%
International	501	472	6.1%	(1.2)%	0.7%	6.6%
Commissions and fees	2,020	1,931	4.6%	0.5%	(0.2)%	4.3%
Investment income	8	7	14.3%
Other income	4	3	33.3%
Total revenues	$2,032	$1,941	4.7%
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
Second quarter 2014
Revenues of $935 million for second quarter 2014 were $45 million, or 5.1 percent, higher than in same period of 2013. Excluding the $5 million, or 0.6 percent, favorable impact of foreign currency movements, underlying revenues increased $40 million, or 4.5 percent.
Total commissions and fees for second quarter 2014 were $930 million, up $45 million or 5.1 percent, from $885 million in the prior year quarter. This reflects organic commissions and fees growth of 4.5 percent and a positive 0.7 percent impact from foreign currency movements partially offset by a negative 0.1 percent impact from acquisitions and disposals.
The Global segment reported 5.1 percent growth in reported commissions and fees. Excluding the positive 2.1 percent impact from foreign currency movements and the negative 0.4 percent impact from acquisitions and disposals, organic growth in commissions and fees was 3.4 percent. Organic growth was primarily driven by certain specialties businesses and Willis Re North America tempered by poor performance in the UK retail business and the impact of declining rates in the Willis Re International and Willis Re Specialty businesses.
The North America segment reported 4.0 percent growth in reported commissions and fees. This reflected organic commissions and fees growth of 4.8 percent partially offset by a 0.8 percent negative impact from acquisitions and disposals. Growth in commissions and fees was reported across most of North America’s geographic regions, led by double-digit growth in the

Business discussion

Northeast and Atlantic regions. Similarly, many of the major industry and product practices reported solid growth. Strong growth in project business helped the Construction and Surety businesses report mid single-digit and high-single digit growth, respectively.
The International segment reported 6.7 percent growth in reported commissions and fees. Organic growth of 5.6 percent and growth from the acquisition of Charles Monat Limited of 1.6 percent was partially offset by a 0.5 percent negative impact from foreign currency movements.
Operations in Western Europe grew less than one percent in the quarter, but with strong performances in Iberia and Norway. Eastern Europe was up high single-digits, with good results in Russia and Poland. Latin America operations grew mid-teens with very strong results in Brazil, Venezuela and Argentina. Operations in Asia were strong, led by growth in our Global Wealth Solutions business, while Australasia was up low single-digits.
Investment income increased $1 million to $4 million in second quarter 2014 from $3 million in second quarter 2013.
Other income was $1 million in second quarter 2014, a decrease of $1 million from $2 million reported in second quarter 2013.
Six months ended June 30, 2014
Total revenues of $2,032 million for first half 2014 were $91 million, or 4.7 percent, higher than in the same period of 2013. Excluding the $8 million, or 0.4 percent, favorable impact of foreign currency movements underlying revenues increased $83 million, or 4.3 percent.
Total commissions and fees for first half 2014 were $2,020 million, up $89 million, or 4.6 percent, from $1,931 million in the prior year. This reflects organic commissions and fees growth of 4.3 percent and a positive 0.5 percent impact from foreign currency movements partially offset by a 0.2 percent negative impact from acquisitions and disposals.
The Global segment reported 4.2 percent growth in reported commissions and fees. Excluding the positive 1.7 percent impact from foreign currency movements and the negative 0.2 percent impact from acquisitions and disposals organic growth in commissions and fees was 2.7 percent. Growth was primarily driven by certain specialty business and Reinsurance although was partially offset by declining reinsurance rates and poor performance in the UK retail business, as the Insolvency business continues to be significantly impacted by the improving economy.
The North America segment reported 4.0 percent growth in reported commissions and fees. This reflected organic commissions and fees growth of 4.9 percent partially offset by a 0.8 percent negative impact from acquisitions and disposals and a 0.1 percent adverse impact from foreign currency movements. Growth in commissions and fees was reported across most of the segment's regions, led by mid-single digit growth in the Northeast region and high single-digit growth in the Atlantic and south regions.
The International segment reported 6.1 percent growth in reported commissions and fees. Organic growth of 6.6 percent and growth from acquisitions and disposals of 0.7 percent were partially offset by adverse foreign currency movements of 1.2 percent. Operations in Western Europe grew less than one percent in first half 2014. However, there was a strong performance in Iberia. Eastern Europe was up low double-digits primarily as a result of Russia. Latin America operations grew strongly principally driven by Brazil and Venezuela.
Growth in first half 2014 was positively impacted by $9 million related to the revenue recognition adjustment in China that negatively impacted revenue in the fourth quarter of 2013. Excluding the 190 basis point impact of this adjustment, organic growth in International would have been 4.7 percent.

Salaries and Benefits
Second quarter 2014
Salaries and benefits of $575 million for second quarter 2014 were $46 million, or 8.7 percent higher than the same period of 2013. Excluding the $12 million, or 2.4 percent, negative impact from foreign currency movements, Salaries and benefits increased $34 million, or 6.3 percent.
The $34 million, or 6.3 percent, increase was primarily driven by new hires, including revenue-producing talent, client service and risk management capabilities; annual salary reviews across the business, including mandatory salary increases in Latin America; and increases in incentives linked to growth in commissions and fees.

Willis Group Holdings plc

Six months ended June 30, 2014
Salaries and benefits of $1,145 million for first half 2014 were $48 million, or 4.4 percent, higher than the same period of 2013. Excluding the $16 million negative impact from foreign currency movements and the $29 million charge related to the 2013 expense reduction initiative, Salaries and benefits increased $61 million, or 5.6 percent.
The $61 million, or 5.6 percent, increase was driven primarily by the increase in headcount, annual salary reviews across the business, including mandatory increase in Latin America; and increases in incentives linked to growth in commissions and fees.
Other Expenses
Second quarter 2014
Other operating expenses increased by $14 million, or 8.8 percent, versus the year ago period. Excluding the $4 million unfavorable impact from foreign currency movements other operating expenses increased $10 million, or 6.1 percent. The $10 million, or 6.1 percent, increase was primarily due to higher business development expenses and increased professional fees related to acquisitions and systems related projects.
Depreciation expense was $24 million in second quarter 2014 and $21 million in second quarter 2013. The $3 million increase in the charge in second quarter 2014 was as a result of systems going live late in 2013.
Amortization of intangible assets was $12 million in second quarter 2014 and $14 million in second quarter 2013.
Restructuring costs were $3 million in second quarter 2014 compared with $nil in second quarter 2013.
Six months ended June 30, 2014
Other operating expenses increased by $17 million, or 5.3 percent, versus the year ago period. Excluding the $6 million unfavorable impact from foreign currency movements and the $12 million 2013 charge related to the expense reduction initiative, other operating expenses increased $23 million or 7.3 percent. The $23 million, or 7.3 percent, increase was primarily due to higher business development expenses and professional fees related to acquisitions and systems related projects.
Depreciation expense was $47 million in both first half 2014 and first half 2013 as the non-recurrence of the $5 million charge related to the 2013 expense reduction initiative was offset by increased depreciation as new systems came on line in late 2013.
Amortization of intangible assets was $25 million in first half 2014, down $3 million from first half 2013.
Restructuring costs were $3 million in first half 2014 compared with $nil in first half 2013.
Other (expense) income, net
Other expense in second quarter 2014 was $3 million compared with other income of $4 million in second quarter 2013. The $7 million movement versus the year ago period is primarily due to the impact of the the re-measurement of Venezuelan bolivar denominated assets, as a result of the Venezuelan government's expansion of use of the auction market rate, partially offset by other movements in foreign exchange, and a gain recognised on the disposal of operations.
Other expense in first half 2014 was $3 million compared with other income of $10 million in second half 2013. The $13 million movement versus the year ago period is primarily due to the impact of the the re-measurement of Venezuelan bolivar denominated assets.
Interest Expense
Interest expense in second quarter 2014 was $35 million compared with $32 million for the same period of 2013. The $3 million increase in interest expense is primarily due to the non-recurrence of the benefit from the terminated interest rate swap, following the refinancing late in 2013, and the fees related to the new $400 million revolving credit facility.
Interest expense in first half 2014 was $67 million compared with $63 million for the same period of 2013. The $4 million increase in interest expense is primarily due to the non-recurrence of the benefit from the terminated interest rate swap.

Business discussion

Income Taxes

The reported tax rate in second quarter 2014 was approximately 54 percent, compared to approximately 21 percent for second quarter 2013. Included within the reported tax expense in the second quarter 2014 is a non-cash tax adjustment amounting to $21 million reflecting an increase in the valuation allowance against deferred tax assets. This was an incremental increase to the existing valuation allowance caused by the release of provisions for uncertain tax positions. Excluding this non-cash adjustment, the underlying tax rate for second quarter 2014 is approximately 35 percent. The increase in the underlying rate is predominantly driven by how we spread the full year expected tax charge over the course of the year. We had been spreading the US tax charge on a straight line basis, however, this quarter we have been able to adjust our methodology and record the whole of the group tax charge in line with profits earned to date. This has resulted in an additional tax charge in second quarter 2014 of $13 million.
The reported tax rate in first half 2014 was approximately 30 percent, compared to approximately 19 percent for first half 2013. The period over period increase in the tax rate is largely due to the increase in valuation allowance discussed above, and the expectation of paying current taxes in the US in 2014, which resulted in a higher tax charge on US income in the current period compared with the prior period.
Interest in Earnings of Associates
Interest in earnings of associates, net of tax, was a loss of $3 million in both second quarter 2014 and 2013.
Interest in earnings of associates, net of tax, was $16 million in first half 2014, up $4 million from $12 million in first half 2013. This $4 million increase was mainly due to the year-on-year improvement in the results of our associates, primarily Gras Savoye, our principal associate.
We expect full year 2014 earnings from associates of between $10 million and $15 million compared with a $nil profit for full year 2013. While this is our current estimate, as we do not have control over our Associates, actual results may not be in line with that estimate.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
We believe that our balance sheet and cash flow provide us with the platform and flexibility to remain committed to our previously stated goals of:

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
Our long-term liquidity requirements consist of the principal amount of outstanding notes; borrowings under our seven-year term loan and revolving credit facilities; and our pension contributions as discussed below.
As at June 30, 2014, cash and cash equivalents were $708 million, a decrease of $88 million compared to December 31, 2013. Included within cash and cash equivalents is a proportion held for regulatory capital adequacy requirements, including $89 million held within our regulated UK entities.

Willis Group Holdings plc

Cash flows from operating activities increased to $152 million in the first half 2014 from $137 million in the year-ago period. In addition, funds were provided in first half 2014 of $18 million from the sales of certain offices in Texas and of Insurance Noodle as well as $93 million proceeds from the issue of shares.
On March 3, 2014, Willis Securities, Inc., a wholly-owned indirect subsidiary of Willis Group Holding plc, entered into a $300 million revolving note and cash subordination agreement. The $300 million revolving note facility is available for drawing from March 3, 2014 through April 28, 2015. The aggregate unpaid principal amount of all advances must be repaid on or before March 4, 2016.
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
As at June 30, 2014 there was $nil drawn down on all four of the revolving credit facilities (December 31, 2013: $nil). During the six months ended June 30, 2014 we made one drawing totaling $250 million and one repayment of $250 million on the Willis Securities facility.
The primary uses of funds during the first half 2014 include $358 million of payments made for cash incentive awards relating to 2013, $103 million of dividends paid, $54 million cash contributions, including employees' salary sacrifice contributions, to our defined benefit schemes, capital expenditure of $54 million related to leasehold improvements, information technology and transformation projects, $117 million for the repurchase of shares, $41 million to acquire subsidiaries, $6 million for payments to acquire other investments, $15 million of dividends paid to noncontrolling interests, $8 million repayment of debt and $3 million of debt fees paid associated with the $300 million revolving note facility taken out in the first quarter.
The Company is authorized to buy back its ordinary shares by way of redemption, and will consider whether to do so from time to time based on many factors including market conditions. In February 2014, Willis announced that it intended to buy back $200 million in shares in 2014 to offset the increase in shares outstanding resulting from the exercise of employee stock options. Based on the settlement date, the Company bought back 2,755,000 shares for a total cost of $117 million in first half 2014.
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

Debt
Total debt, total equity and the capitalization ratio at June 30, 2014 and December 31, 2013 were as follows (millions, except percentages):

Business discussion

	June 30, 2014	December 31, 2013
Long-term debt	$2,302	$2,311
Short-term debt and current portion of long-term debt	15	15
Total debt	$2,317	$2,326
Total Willis Group Holdings stockholder’s equity	$2,444	$2,215

Capitalization ratio	48.7%	51.2%
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
The 7-year term loan facility expiring 2018 bears interest at LIBOR plus 1.50% and is repayable in quarterly installments and a final repayment of $186 million is due in the third quarter of 2018. Drawings under the $800 million revolving credit facility bear interest at LIBOR plus 1.50% and the facility expires on July 23, 2018. These margins apply while the Company’s debt rating remains BBB-/Baa3. As of June 30, 2014, $nil was outstanding under this revolving credit facility.
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
Pension contributions
UK Plan
In first half 2014, the Company made cash contributions of $41 million (first half 2013: $49 million) into the UK defined benefit pension plan, and $6 million (first half 2013: $6 million) in respect of employees’ salary sacrifice contributions.
Contributions to the UK defined benefit pension plan in 2014 are expected to total $84 million (full year 2013: $88 million), , of which approximately $23 million relates to on-going contributions calculated as 15.9 percent of active plan members’ pensionable salaries and approximately $61 million relates to contributions towards funding the deficit.
In addition, for full year 2014, the Company expects to contribute approximately $12 million to the UK defined benefit pensions plan related to employees' salary sacrifice contributions (full year 2013: $12 million).
Further contributions will be payable based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks and special dividends). In respect of 2014, any such contributions will be paid in 2015 on finalization of the calculations. Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($533 million) over the six-year period ended December 31, 2017.
The schedule of contributions is automatically renegotiated after three years and at any earlier time jointly agreed by the Company and the Trustee.

Willis Group Holdings plc

US Plan
We made cash contributions to our US defined benefit plan of $2 million in first half 2014, compared with $18 million in first half 2013.
For the US plan, expected contributions are the contributions we are required to make under US pension legislation based on our December 31, 2013 balance sheet position. In full year 2014, we expect to contribute approximately $30 million (full year 2013: $40 million).
Other Plans
We made cash contributions to our other defined benefit pension plans of $5 million in first half 2014, and $4 million in first half 2013.
In full year 2014, we expect to contribute approximately $9 million to these other plans (full year 2013: $10 million).

Summary consolidated cash flow information (millions):

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net cash provided by operating activities	$152	$137
Cash flows from investing activities
Net cash used in investing activities	(82)	(75)
Cash flows from financing activities
Net cash used in financing activities	(155)	(50)
(Decrease) increase in cash and cash equivalents	(85)	12
Effect of exchange rate changes on cash and cash equivalents	(3)	(9)
Cash and cash equivalents, beginning of period	796	500
Cash and cash equivalents, end of period	$708	$503
This summary consolidated cash flow should be viewed in addition to, not in lieu of, the Company’s condensed consolidated financial statements.
Consolidated Cash Flow for first half 2014 compared with first half 2013
Operating Activities

The $15 million increase in cash from operating activities is largely due to the higher collection of accounts receivable, a reduction to defined benefit pension contributions and the non-recurrence of cash flows related to certain settlements and the expense reduction initiative partially offset by higher cash outflows related to incentives.
Investing Activities

Net cash used in investing activities in first half 2014 was $82 million including capital expenditure of $54 million and cash used to purchase subsidiaries and other investments of $47 million, partially offset by proceeds from the disposal of operations of $18 million.
Net cash used in investing activities in first half 2013 was $75 million. This was primarily due to capital expenditure of $51 million and cash used to purchase subsidiaries and other investments of $31 million. This was partially offset by $8 million cash received from the sale of fixed and intangible assets.
Financing Activities

Net cash used in financing activities in first half 2014 was $155 million primarily due to total dividends paid, including dividends paid to noncontrolling interests, of $118 million, repurchase of shares of $117 million, $8 million of mandatory

Business discussion

repayments against the term loan and $4 million in relation to an additional payment for a noncontrolling interest. This was partially offset by cash receipts of $93 million from the issue of shares.
Net cash used in financing activities in first half 2013 was $50 million primarily due to total dividends paid, including dividends paid to noncontrolling interests, of $103 million, repayments of debt of $8 million, and $4 million cash paid to acquire the remaining noncontrolling interest in our Colombia reinsurance operation partially offset by cash receipts of $62 million from the issue of shares and a draw down on a revolving credit facility of $2 million.
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
As of June 30, 2014, we had fiduciary funds of $2.2 billion, compared with $1.7 billion at December 31, 2013.
Share Buybacks
The Company is authorized to buy back its ordinary shares, by way of redemption, and will consider whether to do so from time to time based on many factors including market conditions. The Company is authorized to purchase up to one billion shares from time to time in the open market (such open market purchases would be effected as redemptions under Irish law) and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company as long as the cost of the acquisition of the Company's shares does not exceed a certain authorized amount. In February 2014, the Company announced that during the year it intends to buyback up to $200 million of shares under this authorization, from time to time, depending on many factors including market conditions.
During the six months ended June 30, 2014, we bought back a total of 2,856,000 shares at a total price of $121 million at an average price of $42.48 on a trade date basis.
Since the quarter end and as of August 1, 2014, we have bought back a further 708,000 share at an average price of $42.51 for a total cost of approximately $30 million, on a trade date basis. At that date, there remains approximately $673 million under the current authorization.
Dividends
In April 2014, we declared a quarterly cash dividend of $0.30 per share. This represents an increase of 7.1 percent on the second quarter 2013 per share dividend of $0.28 per share.
Cash dividends paid in first half 2014 were $103 million compared with $95 million in first half 2013. The $8 million increase is driven by the period-over-period increase in dividend per share and the number of shares outstanding.

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

Willis Group Holdings plc

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
The following table is a summary of our operating results by segment for the three and six months ended June 30, 2014 and 2013 (millions except percentages):

	Three months ended June 30,
	2014			2013
	Revenues	Operating income	Operating margin	Revenues	Operating income	Operating margin
Global	$371	$108	29.1%	$352	$108	30.7%
North America	341	64	18.8%	329	55	16.7%
International	223	23	10.3%	209	26	12.4%
Total Segments	935	195	20.9%	890	189	21.2%
Corporate & Other	—	(47)	n/a	—	(22)	n/a
Total Consolidated	$935	$148	15.8%	$890	$167	18.8%

	Six months ended June 30,
	2014			2013
	Revenues	Operating income	Operating margin	Revenues	Operating income	Operating margin
Global	$817	$289	35.4%	$780	$295	37.8%
North America	711	160	22.5%	686	137	20.0%
International	504	107	21.2%	475	104	21.9%
Total Segments	2,032	556	27.4%	1,941	536	27.6%
Corporate & Other	—	(82)	n/a	—	(88)	n/a
Total Consolidated	$2,032	$474	23.3%	$1,941	$448	23.1%

Business discussion

Global
Our Global operations comprise Willis Re, Willis Insurance UK (Willis UK retail business and Specialties businesses), Facultative, Risk, and Willis Capital Markets & Advisory (WCMA).
The following table sets out Global’s revenues, organic commissions and fees growth and operating income and margin for the three and six months ended June 30, 2014 and 2013 (millions except percentages):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Commissions and fees	$368	$350	$810	$777
Investment income	2	2	4	3
Other income (a)	1	—	3	—
Total revenues	$371	$352	$817	$780
Operating income	$108	$108	$289	$295
Organic commissions and fees growth (b)	3.4%	8.5%	2.7%	5.6%
Operating margin	29.1%	30.7%	35.4%	37.8%
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

Revenues
Second quarter 2014
Commissions and fees of $368 million were $18 million, or 5.1 percent, higher in second quarter 2014 compared with the same period 2013. The increase includes organic growth of 3.4 percent and a 2.1 percent positive impact from foreign currency movements, primarily due to the strengthening of the Pound sterling against the US Dollar, partially offset by a negative 0.4 percent impact from acquisitions and disposals.
The 3.4 percent organic growth in commissions and fees reflects strong growth in the UK Insurance business, led by Construction and Financial Solutions, tempered by a mid-single digit decline in the UK retail business resulting from poor performance in its insolvency practice and low new business levels.
Organic growth in commissions and fees in Willis Re was modest in second quarter 2014. Double-digit new business growth and strong retention rates across each of its operating divisions were largely offset by difficult market conditions. As a result of this, the growth reported by Willis Re North America was partially offset by the declines reported in the Willis Re International and Willis Re Specialties divisions compared to the prior year quarter.
Facultative and Risk also reported modest organic growth in commissions and fees in the second quarter and WCMA reported commissions and fees of $5 million in second quarter 2014 an increase of $1 million versus the year ago period.
Client retention showed an improvement at 93.0 percent for the second quarter 2014, compared with 91.1 percent for the same period 2013.
Six months ended June 30, 2014
Commissions and fees of $810 million were $33 million, or 4.2 percent, higher in first half 2014 compared with the same period in 2013. Foreign currency movements had a 1.7 percent positive impact principally from the Pound sterling strengthening against the US Dollar. This was partially offset by a negative 0.2 percent impact from acquisitions and disposals.
Excluding the positive impact of foreign exchange and the negative impact from acquisitions and disposals, organic growth in commissions and fees was 2.7 percent. This reflected strong growth in Willis Re from solid mid-single digit new business generation, partially offset by declining rates; and growth in new business generated through certain specialty businesses

Willis Group Holdings plc

including Financial Solutions; partially offset by lower performance in three of the unit's main businesses: Willis UK, Transport and Construction, Property & Casualty reflecting a mixture of lower new business growth and adverse impacts from rates and timing.
Facultative and Risk both reported mid-single digit organic growth in commissions and fees.
WCMA reported commissions and fees of $9 million in second quarter 2014 an increase of $4 million versus the year ago period.
Expenses
Second quarter 2014
Total operating expenses of $263 million were $19 million, or 7.8 percent, higher in the second quarter 2014 compared with the same period 2013. Excluding the $11 million, or 4.7 percent, unfavorable impact of foreign currency movements, total expenses increased $8 million or 3.1 percent. The adverse foreign currency movements arose primarily as a result of the strengthening of the Pound sterling to the US Dollar.
The $8 million, or, 3.1 percent, growth in expenses was primarily due to higher cost of salaries and benefits as a result of investing in our growth businesses, including Willis Re, certain specialty businesses and the Connecting Willis initiative; the impact of annual salary reviews; and higher staff numbers, principally as a result of recent acquisitions.
In addition there were smaller increases in other expenses due to higher travel, accommodation and client entertaining costs to support business development, bad debts and systems costs to support broking platform improvement.
Six months ended June 30, 2014
Total operating expenses of $528 million were $43 million, or 8.9 percent, higher in first half 2014 compared with the same period 2013. Excluding the $19 million, or 4.1 percent, unfavorable impact of foreign currency movements, total operating expenses increased $24 million, or 4.8 percent.
The adverse foreign currency movements arose primarily as a result of the strengthening of the Pound sterling to the US Dollar.
The year-on-year growth in expenses was primarily a result of increased salaries and benefits expense driven by investments in Willis Re and the Connecting Willis initiative, annual salary reviews and the acquisition of Prime Professions.
In addition, other operating expense also increased due to settlement of a legal matter and related fees; and higher travel costs.
Operating margin
Operating margin was 29.1 percent in the second quarter 2014 and 30.7 percent in the same period of 2013.
Operating margin was 35.4 percent in the first half 2014 and 37.8 percent in the same period of 2013.
North America
Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States and Canada.
The following table sets out revenues, organic commissions and fees growth and operating income and margin for the three and six months ended June 30, 2014 and 2013 (millions, except percentages):

Business discussion

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Commissions and fees	$340	$327	$709	$682
Investment income	1	—	1	1
Other income (a)	—	2	1	3
Total revenues	$341	$329	$711	$686
Operating income	$64	$55	$160	$137
Organic commissions and fees growth (b)	4.8%	5.5%	4.9%	4.9%
Operating margin	18.8%	16.7%	22.5%	20.0%
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

Revenues
Second quarter 2014
Commissions and fees of $340 million were $13 million, or 4.0 percent, higher in second quarter 2014 compared with the same period in 2013. This increase was due to organic growth of 4.8 percent, partially offset by a 0.8 percent negative impact from acquisitions and disposals, relating primarily to the disposal of Willis of Northern New England in fourth quarter 2013. There was no impact from foreign currency movements.
Growth in commissions and fees was reported across most of North America’s geographic regions, led by double-digit growth in the Northeast and Atlantic regions. Willis North America also saw solid growth across many of the major industry and product practices. Strong growth in project business helped the Construction and Surety businesses which were up mid-single digits and high single-digits, respectively. The Human Capital practice was up low single digits in the quarter.
Client retention levels remained strong at 91.4 percent for second quarter 2014 compared with 91.2 percent in second quarter 2013.
Six months ended June 30, 2014
Commissions and fees of $709 million were $27 million, or 4.0 percent, higher in first half 2014 compared with the same period in 2013. This increase was due to organic growth of 4.9 percent, partially offset by a 0.8 percent negative impact from acquisitions and disposals, relating primarily to the disposal of Willis of Northern New England in fourth quarter 2013 and a 0.1 percent negative impact from adverse foreign currency movements.
Growth in commissions and fees was reported across most of the segment's regions, led by mid-single digit growth in the Northeast region and high single-digit growth in the Atlantic and South regions.
By product, there was good growth across a number of specialties including Construction which was up high single-digits, Human Capital which was up mid-single-digits and the Financial and Executive Risks practice which was up low double-digits.
Client retention levels remained high at 92.4 percent in first half 2014 compared to 92.6 percent in first half 2013.
Expenses
Second quarter 2014
Total operating expenses of $277 million were $3 million, or 1.1 percent, higher in second quarter 2014 compared to the same period in 2013.
The increase in total operating expenses was due to increased salaries and benefits from pay reviews and increased staff numbers as well as higher travel costs partially offset by a reduced amortization charge mainly in relation to the HRH acquisition.

Willis Group Holdings plc

Foreign currency movements had no material impact on expenses.
Six months ended June 30, 2014
Total operating expenses of $551 million were $2 million, or 0.4 percent, higher in first half 2014 compared to the same period in 2013. The increase reflects higher salaries and benefits from pay reviews, increased staff numbers and an increased 401(k) match largely offset by lower other operating expenses as a result of the non-recurrence of a $6 million write-off of an irrecoverable receivable related to a non-E&O legal settlement in first half 2013; and a reduced amortization charge mainly in relation to the HRH acquisition.
Operating margin
Operating margin in North America was 18.8 percent in second quarter 2014 compared with 16.7 percent in second quarter 2013.
Operating margin was 22.5 percent in first half 2014 compared with 20.0 percent in first half 2013.
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
The following table sets out revenues, organic commissions and fees growth and operating income and margin for the three and six months ended June 30, 2014 and 2013 (millions, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Commissions and fees	$222	$208	$501	$472
Investment income	1	1	3	3
Total revenues	$223	$209	$504	$475
Operating income	$23	$26	$107	$104
Organic commissions and fees growth (a)	5.6%	4.2%	6.6%	4.3%
Operating margin	10.3%	12.4%	21.2%	21.9%
_________________

(a)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

Revenues
Second quarter 2014
Commissions and fees of $222 million were $14 million, or 6.7 percent, higher in second quarter 2014 compared with the same period in 2013. The 6.7 percent growth was comprised of 5.6 percent organic growth and a 1.6 percent benefit from the acquisition of Charles Monat Limited. Growth was partially offset by a 0.5 percent negative impact from foreign currency movements from the weakening of a number of currencies such as the Australian Dollar and certain Latin American currencies against the US Dollar. The segment reported low-teen growth from new business and a modest decrease in client retention levels.
Operations in Western Europe grew less than one percent in the quarter led by strong performances in Iberia and Norway. Eastern Europe was up high single-digits, with good results in both Russia and Poland. Latin America operations grew mid-teens in the quarter driven by very strong results in Brazil, Venezuela and Argentina. Operations in Asia were strong, led by growth in our Global Wealth Solutions business, while Australasia was up low single-digits.
Client retention levels were 92.6 percent for second quarter 2014 compared with 93.7 percent for second quarter 2013.

Business discussion

Six months ended June 30, 2014
Commissions and fees of $501 million were $29 million, or 6.1 percent, higher in first half 2014 compared with the same period in 2013. Organic growth of 6.6 percent and a benefit of 0.7 percent from the acquisition of Charles Monat Limited, were partially offset by adverse foreign currency movements of 1.2 percent, primarily from weakening of certain Latin American currencies and the Australian Dollar against the US Dollar.
Operations in Western Europe grew less than one percent in first half 2014. However, there was a strong performance in Iberia. Eastern Europe was up low double-digits primarily as a result of Russia. Latin America operations grew strongly principally driven by Brazil and Venezuela.
Organic growth in first half 2014 was positively impacted by $9 million related to the revenue recognition adjustment in China that negatively impacted revenue in the fourth quarter of 2013. Excluding the 190 basis point impact of this adjustment, organic growth in International would have been 4.7 percent.
Client retention levels were 94.0 percent for first half 2014 compared with 94.3 percent for first half 2013.
Expenses
Second quarter 2014
Total operating expenses of $200 million were $17 million, or 9.3 percent, higher in the second quarter 2014 compared with the same period in 2013. Excluding the $1 million, or 0.6 percent, favorable foreign currency movements, total operating expenses increased $18 million or 9.9 percent.
We have continued to invest in our growth businesses targeting the emerging markets and as a result, we are seeing an increase in our total operating expenses. In addition to this, annual pay reviews including mandatory pay rises in certain Latin American countries, higher travel costs to support business growth and higher professional fees have factored into this increase.
Six months ended June 30, 2014
Total operating expenses of $397 million were $26 million, or 7.0 percent, higher in first half 2014 compared with the same period in 2013. Excluding the $1 million, or 0.3 percent, favorable impact of foreign currency movements, total expenses increased $27 million, or 7.3 percent.
This increase in total expenses was due primarily to higher cost of salaries and benefits as a result of acquisition and new hires, which included investments in emerging markets, annual pay reviews, mandatory increase in Latin America and increases in medical costs.
In addition, other operating expenses have increased due to higher travel costs and professional costs supporting acquisitions and system projects
Operating margin
Operating margin in International was 10.3 percent in second quarter 2014, compared with 12.4 percent in the same period of 2013.
Operating margin was 21.2 percent in first half 2014, compared with 21.9 percent in the same period of 2013.

Willis Group Holdings plc

Corporate & Other
The Company evaluates the performance of its segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, items for which segmental management are not held responsible are included within ‘Corporate & Other’.
Corporate & Other comprises the following (millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Costs of the holding company	$(5)	$(3)	$(7)	$(4)
Costs related to group functions, leadership and projects	(51)	(28)	(95)	(54)
Significant legal and regulatory settlements managed centrally	(1)	(2)	(3)	(5)
Non-servicing element of defined benefit pensions	14	11	27	21
Operational improvement program (a)	(2)	—	(2)	—
Expense reduction initiative (b)	—	—	—	(46)
Other	(2)	—	(2)	—
Total Corporate and Other	(47)	(22)	(82)	(88)
_________________________________

(a)	Professional fees incurred related to the Operational improvement program.

(b)	Charge related to the assessment of the Company's organizational design.

Second quarter 2014
Corporate & Other expenses of $47 million were $25 million, or 113.6 percent, higher in the second quarter 2014 compared with the same period in 2013.
This increase was due primarily due to adverse foreign currency movements, increased incentives and charges for stock based compensation, professional fees incurred related to the Operational improvement program, and other increases in the cost of group functions, leadership and projects.
Six months ended June 30, 2014

Corporate & Other expenses of $82 million were $6 million, or 6.8 percent, lower in first half 2014 compared with the same period in 2013.

The non-recurrence of the $46 million charge in relation to the expense reduction initiative in 2013 was partially offset by increased costs of group functions including projects, leadership and increased professional fees.

Business discussion

CRITICAL ACCOUNTING ESTIMATES
The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 27, 2014.
There were no significant additions or changes to these assumptions in the three months ended June 30, 2014.

CONTRACTUAL OBLIGATIONS
There have been no material changes to our contractual obligations since December 31, 2013, except contractual, planned payments during second quarter 2014 and except as discussed in Note 15 - 'Debt' to the condensed consolidated financial statements.

NEW ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists - a consensus of the FASB Emerging Issues Task Force which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward (NOL), or similar tax loss, or a tax credit carryforward exists. Such unrecognized tax benefits are required to be presented as a reduction of a deferred tax asset for a NOL or other tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed.
This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company has adopted this guidance prospectively from January 1, 2014 and has not applied the amendments to the prior years. Upon adoption in the first quarter of 2014, other non-current liabilities and deferred tax assets were reduced by $21 million.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers. The new standard supersedes most current revenue recognition guidance and eliminates industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The ASU becomes effective for the Company at the beginning of its 2017 fiscal year; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

There were no other new accounting standards issued during second quarter 2014 that would have a significant impact on the Company’s reporting.

Willis Group Holdings plc

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

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Other information

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
Information regarding legal proceedings is set forth in Note 8 — ‘Commitments and Contingencies’ to the Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Item 1A — Risk Factors
There have been no material changes to the risk factors described in the 2013 Form 10-K, which are hereby incorporated by reference, except as set forth below.

Accepting market derived income (MDI) may cause regulatory or other scrutiny, which may have a material and adverse effect on our business and our position.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2014, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.
Share buybacks
The Company is authorized to buy back shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. The Company is authorized to purchase up to one billion shares from time to time in the open market (such open market purchases would be effected as redemptions under Irish law) and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company so long as the cost of the acquisition of the Company’s shares does not exceed a certain authorized amount. In February 2014, the Company announced that during the year it intends to buy back up to $200 million of shares under this authorization, from time to time, depending on many factors including market conditions. As of June 30, 2014, there remained approximately $703 million under the current authorization.

Willis Group Holdings plc

The following amounts of the Company’s ordinary shares were bought back by the Company during the three months ended June 30, 2014 and are reflected below based on the date of trade:

	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

Period:
April 1, 2014 to April 30, 2014	676,000	$42.75	676,000	$757,109,064
May 1, 2014 to May 31, 2014	643,000	$41.57	643,000	$730,381,823
June 1, 2014 to June 30, 2014	633,000	$43.02	633,000	$703,150,163

Total	1,952,000		1,952,000
____________

(i) Does not include commissions and fees.
As of August 1, 2014, the Company acquired 3,563,700 shares at a total price of approximately $151 million and there remains approximately $673 million under the current authorization.
Item 3 — Defaults Upon Senior Securities
None.
Item 4 — Mine Safety Disclosures
Not applicable.
Item 5 — Other Information
None.

Exhibits

Item 6 — Exhibits

10.1
Joinder Agreement, dated as of April 28, 2014, by and among Willis Securities, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit No. 10.1 to the Company's Form 8-K filed on May 1, 2014 (SEC File No. 001-16503)).

10.2
First Amendment to Revolving Note and Cash Subordination Agreement, dated as of April 28, 2014, by and among Willis Securities, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit No. 10.2 to the Company's Form 8-K filed on May 1, 2014 (SEC File No. 001-16503)).

10.3
Separation Letter Agreement, dated as of May 8, 2014, by and between Michael Neborak and Willis North America, Inc. (incorporated herein by reference to Exhibit No. 10.1 to the Company's Form 8-K filed on May 9, 2014 (SEC File No. 001-16503)).

10.4	Amendment to Employment Agreement, dated as of April 30, 2014, by and between Tim Wright and Willis Limited. *
10.5	Amendment to Employment Agreement, dated as of April 30, 2014, by and between Stephen Patrick Hearn and Willis Limited. *
10.6	Amendment to Employment Agreement, dated as of April 30, 2014, by and between Todd J. Jones and Willis North America Inc. *
31.1	Certification Pursuant to Rule 13a-14(a) *
31.2	Certification Pursuant to Rule 13a-14(a) *
32.1	Certification Pursuant to 18 U.S.C. Section 1350 *
32.2	Certification Pursuant to 18 U.S.C. Section 1350 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 _________________________________
* Filed herewith.

Willis Group Holdings plc

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIS GROUP HOLDINGS PLC (REGISTRANT)

By:	/S/ JOHN GREENE
John Greene
Group Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 6, 2014