Form 10-Q
period 2014-09-30
WILLIS GROUP HOLDINGS PLC
filed 2014-11-06
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐      No  ☑
As of October 31, 2014 there were outstanding 177,095,255 ordinary shares, nominal value $0.000115 per share, of the Registrant.

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

•	our exposure to potential liabilities arising from errors and omissions and other potential claims against us;

•	the interruption or loss of our information processing systems, data security breaches or failure to maintain secure information systems; and

•	impairment of the goodwill in one of our reporting units, in which case we may be required to record significant charges to earnings.
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

Willis Group Holdings plc

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended September 30,		Nine months ended September 30,
	Note	2014	2013	2014	2013
		(millions, except per share data)
REVENUES
Commissions and fees		$808	$791	$2,828	$2,722
Investment income		4	4	12	11
Other income		—	—	4	3
Total revenues		812	795	2,844	2,736
EXPENSES
Salaries and benefits		(569)	(541)	(1,714)	(1,638)
Other operating expenses		(156)	(149)	(494)	(470)
Depreciation expense		(23)	(21)	(70)	(68)
Amortization of intangible assets	12	(13)	(14)	(38)	(42)
Restructuring costs	3	(17)	—	(20)	—
Total expenses		(778)	(725)	(2,336)	(2,218)
OPERATING INCOME		34	70	508	518
Other (expense) income, net	4	(9)	5	(12)	15
Loss on extinguishment of debt	16	—	(60)	—	(60)
Interest expense		(34)	(30)	(101)	(93)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS (LOSSES) OF ASSOCIATES		(9)	(15)	395	380
Income taxes	5	(2)	(11)	(124)	(88)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS (LOSSES) OF ASSOCIATES		(11)	(26)	271	292
Interest in earnings (losses) of associates, net of tax		3	(1)	19	11
NET (LOSS) INCOME		(8)	(27)	290	303
Less: net loss (income) attributable to noncontrolling interests		1	—	(4)	(6)
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$(7)	$(27)	$286	$297

EARNINGS PER SHARE — BASIC AND DILUTED
— Basic earnings per share	6	$(0.04)	$(0.15)	$1.60	$1.70
— Diluted earnings per share	6	$(0.04)	$(0.15)	$1.57	$1.67

CASH DIVIDENDS DECLARED PER SHARE		$0.30	$0.28	$0.90	$0.84

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

		Three months ended September 30,		Nine months ended September 30,
	Note	2014	2013	2014	2013
		(millions)

Net (loss) income		$(8)	$(27)	$290	$303
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments		(110)	82	(80)	(7)
Pension funding adjustment		41	(27)	42	32
Derivative instruments		(7)	18	(5)	17
Other comprehensive (loss) income, net of tax	18	(76)	73	(43)	42
Comprehensive (loss) income		(84)	46	247	345
Less: Comprehensive loss (income) attributable to noncontrolling interests		2	(1)	(3)	(6)
Comprehensive (loss) income attributable to Willis Group Holdings		$(82)	$45	$244	$339

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2014	December 31, 2013
		(millions, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$656	$796
Accounts receivable, net		1,021	1,041
Fiduciary assets		8,836	8,412
Deferred tax assets		8	15
Other current assets	14	229	197
Assets held for sale	13	74	—
Total current assets		10,824	10,461
NON-CURRENT ASSETS
Fixed assets, net		481	481
Goodwill	11	2,803	2,838
Other intangible assets, net	12	331	353
Investments in associates		177	176
Deferred tax assets		12	7
Pension benefits asset		384	278
Other non-current assets	14	196	206
Total non-current assets		4,384	4,339
TOTAL ASSETS		$15,208	$14,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$8,836	$8,412
Deferred revenue and accrued expenses		481	586
Income taxes payable		43	21
Short-term debt and current portion of long-term debt	16	165	15
Deferred tax liabilities		19	25
Other current liabilities	15	445	415
Liabilities held for sale	13	16	—
Total current liabilities		10,005	9,474
NON-CURRENT LIABILITIES
Long-term debt	16	2,148	2,311
Liability for pension benefits		122	136
Deferred tax liabilities		110	56
Provisions for liabilities		203	206
Other non-current liabilities	15	347	374
Total non-current liabilities		2,930	3,083
Total liabilities		12,935	12,557

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	Note	September 30, 2014	December 31, 2013
		(millions, except share data)
COMMITMENTS AND CONTINGENCIES	8
EQUITY
Ordinary shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued 177,376,251 shares in 2014 and 178,861,250 shares in 2013		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2014 and 2013		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2014 and 2013		—	—
Additional paid-in capital		1,475	1,316
Retained earnings		1,521	1,595
Accumulated other comprehensive loss, net of tax	18	(735)	(693)
Treasury shares, at cost, 46,408 shares, $0.000115 nominal value, in 2014 and 2013 and 40,000 shares, €1 nominal value, in 2014 and 2013		(3)	(3)
Total Willis Group Holdings stockholders’ equity	19	2,258	2,215
Noncontrolling interests	19	15	28
Total equity		2,273	2,243
TOTAL LIABILITIES AND EQUITY		$15,208	$14,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine months ended September 30,
	Note	2014	2013
		(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$290	$303
Adjustments to reconcile net income to total net cash provided by operating activities:
Net gain on disposal of operations and fixed and intangible assets		—	(3)
Depreciation expense		70	68
Amortization of intangible assets	12	38	42
Amortization of cash retention awards		8	5
Net periodic income of defined benefit pension plans	7	(12)	(3)
Provision for doubtful debts		3	3
Provision for deferred income taxes		50	18
Excess tax benefits from share-based payment arrangements		(2)	(1)
Share-based compensation		42	31
(Gain) loss on derivative instruments		(19)	20
Tender premium included in loss on extinguishment of debt		—	65
Undistributed earnings of associates		(14)	(3)
Effect of exchange rate changes on net income		30	(6)
Change in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		(31)	(56)
Fiduciary assets		(635)	27
Fiduciary liabilities		635	(27)
Cash incentives paid		(375)	(328)
Funding of defined benefit pension plans		(80)	(125)
Other assets		12	14
Other liabilities		271	294
Movement on provisions		—	28
Net cash provided by operating activities		281	366
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		4	9
Additions to fixed assets		(81)	(78)
Additions to intangible assets		(3)	(1)
Acquisitions of subsidiaries, net of cash acquired		(47)	(30)
Payments to acquire other investments, net of distributions received		(8)	(5)
Proceeds on sale of operations, net of cash disposed		18	—
Net cash used in investing activities		(117)	(105)

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS (Continued)

		Nine months ended September 30,
	Note	2014	2013
		(millions)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facilities	16	—	2
Senior notes issued	16	—	522
Debt issuance costs		(3)	(8)
Repayments of debt	16	(11)	(532)
Tender premium on extinguishment of senior notes	16	—	(65)
Repurchase of shares	19	(200)	—
Proceeds from issue of shares		106	105
Excess tax benefits from share-based payment arrangements		2	1
Dividends paid		(157)	(144)
Acquisition of noncontrolling interests		(4)	(4)
Dividends paid to noncontrolling interests		(16)	(9)
Net cash used in financing activities		(283)	(132)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(119)	129
Effect of exchange rate changes on cash and cash equivalents		(21)	(6)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		796	500
CASH AND CASH EQUIVALENTS, END OF PERIOD		$656	$623

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
The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 2014 may not necessarily be indicative of the operating results for the entire fiscal year.
These Interim Financial Statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2013 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2014.
Effective from January 1, 2014, the Company has made changes to the presentation of certain items within the Consolidated Statements of Operations. Foreign exchange gains and losses, primarily from balance sheet revaluation, and gains and losses from the disposal of operations, previously reported within 'Total operating expenses', are reported in a new statement of operations line item, 'Other (expense) income, net', which is reported below Operating income. Prior period amounts have been reclassified to conform to this presentation.
In July 2013, the Financial Accounting Standards Board ('FASB') issued Accounting Standards Update ('ASU') No. 2013-11, 'Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists', a consensus of the FASB Emerging Issues Task Force which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward ('NOL'), or similar tax loss, or a tax credit carryforward exists. Such unrecognized tax benefits are required to be presented as a reduction of a deferred tax asset for a NOL or other tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed.
This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company adopted this guidance prospectively from January 1, 2014 and has not applied the amendments to the prior years. Upon adoption in the first quarter of 2014, other non-current liabilities and deferred tax assets were reduced by $21 million.
In April 2014, the FASB issued ASU No. 2014-08, 'Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity'. This guidance changes the criteria for reporting discontinued operations and enhances the related disclosures around discontinued operations. The new guidance requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. This guidance is effective for interim and annual periods beginning after December 15, 2014.
In May 2014, the FASB issued ASU No. 2014-09, 'Revenue From Contracts With Customers'. The new standard supersedes most current revenue recognition guidance and eliminates industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires

Notes to the financial statements

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3.    RESTRUCTURING COSTS
The Operational Improvement Program is a multi-year program and is expected to be completed by the end of 2017. The main elements of the program include the following:

•
movement of more than 3,500 support roles from higher cost locations to Willis facilities in lower cost locations, bringing the ratio of employees in higher cost versus lower cost near-shore and off-shore centers from approximately 80:20 to approximately 60:40;

•	net workforce reductions in support positions;

•	lease consolidation in real estate and reductions in ratios of seats per employee and square footage of floor space per employee; and

•	information technology systems simplification and rationalization.
The Company recognized restructuring costs of $17 million and $20 million in the three and nine months ended September 30, 2014 related to its Operational Improvement Program.
An analysis of the cost for restructuring recognized in the statement of operations in the three and nine months ended September 30, 2014 is as follows:

	Three months ended September 30, 2014
	North America	International	Global	Corporate	Total
			(millions)

Termination benefits	$2	$3	$8	$—	$13
Professional services and other	—	—	1	3	4
Total	$2	$3	$9	$3	$17

	Nine months ended September 30, 2014
	North America	International	Global	Corporate	Total
			(millions)

Termination benefits	$3	$3	$8	$—	$14
Professional services and other	—	—	1	5	6
Total	$3	$3	$9	$5	$20

Willis Group Holdings plc

3. RESTRUCTURING COSTS (Continued)

At September 30, 2014 the Company’s liability under the Operational Improvement Program is as follows:

	Termination benefits	Professional services	Total
		(millions)
Balance at January 1, 2014	$—	$—	$—
Charges incurred	14	6	20
Cash payments	(3)	(6)	(9)
Balance at September 30, 2014	$11	$—	$11

4.    OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(millions)
Loss on disposal of operations	$—	$—	$(1)	$—
Impact of Venezuelan currency devaluation	—	—	(14)	—
Foreign exchange (loss) gain	(9)	5	3	15
Other (expense) income, net	$(9)	$5	$(12)	$15

5.    INCOME TAXES

The tables below reflects the components of the tax charge for the three and nine months ended September 30, 2014 and 2013 :

	Income before tax	Tax	Effective tax rate
	(millions, except percentages)
Three months ended September 30, 2014
Ordinary income taxed at estimated annual effective tax rate	$(9)	$2	26%
Additional tax charge as a result of increase in estimate of annual effective tax rate applied to ordinary income of the prior two quarters	—	(4)	—%
As reported	$(9)	$(2)	(20)%

Three months ended September 30, 2013
Non-US ordinary income taxed at estimated annual effective tax rate	$45	$(9)	20%
US ordinary income and tax charge	(60)	(4)	(7)%
Items where tax effect is treated discretely:
Impact of reduction in UK tax rate on deferred tax balances	—	1	—%
Benefit derived from the reduction in estimate of annual effective tax rate applied to ordinary income of the prior two quarters	—	1	—%
As reported	$(15)	$(11)	(73)%

Notes to the financial statements
 (Unaudited)
5. INCOME TAXES (CONTINUED)

	Income before tax	Tax	Effective tax rate
	(millions, except percentages)
Nine months ended September 30, 2014
Ordinary income taxed at estimated annual effective tax rate	$396	$(104)	26%
Items where tax effect is treated discretely:
Loss on disposal of operations	(1)	(1)	(100)%
Incremental increase to US valuation allowance	—	(21)	—%
Net adjustment in respect of prior periods	—	2	—%
As reported	$395	$(124)	31%

Nine months ended September 30, 2013
Non-US ordinary income taxed at estimated annual effective tax rate	$386	$(79)	20%
US ordinary income and tax charge	(6)	(10)	(167)%
Items where tax effect is treated discretely:
Impact of reduction in UK tax rate on deferred tax balances	—	1	—%
As reported	$380	$(88)	23%
For interim income tax reporting purposes, the Company determines its best estimate of an annual effective tax rate and applies that rate to its year-to-date ordinary income. The Company's estimated annual effective tax rate excludes significant, unusual, or infrequently occurring items and certain other items excluded pursuant to the US GAAP authoritative guidance where applicable. The income tax expense (or benefit) related to all other items is individually computed and recognized when the items occur.
The reported tax rate for the three months ended September 30, 2014 was negative 20 percent compared with negative 73 percent for the same period of 2013. The reported tax rate for the nine months ended September 30, 2014 was 31 percent compared with 23 percent for the same period of 2013.
The tax rate in the three months ended September 30, 2014 was affected by a catch up charge of $4 million as a result of an increase in the estimate of the annual effective tax rate applied to ordinary income of the prior two quarters. The tax rate in the three months ended September 30, 2013 was higher mainly due to charges related to the early extinguishment of debt that was issued by Willis North America in a prior period. As previously disclosed, the Company currently maintains a valuation allowance against net US deferred tax assets. Therefore, no tax benefit was recognized for the debt extinguishment charges, resulting in a large negative tax rate for the period.
The higher tax rate in the nine months ended September 30, 2014 compared to the same period of 2013 was partly due to the expectation of paying current taxes in the United States in 2014, which resulted in a higher tax charge on US income in the current period compared with the prior period. In addition, there was a $21 million increase to the US valuation allowance against deferred tax assets. This was an incremental increase to the valuation allowance caused by the release of provisions for uncertain tax positions.
The Company's tax rate differs from the US statutory income tax rate of 35 percent primarily due to income being subject to tax in numerous non-US jurisdictions with varying tax rates, as well as the valuation allowance maintained in the United States due to losses incurred in recent years.

Willis Group Holdings plc

6.    EARNINGS PER SHARE
Basic and diluted earnings per share are calculated by dividing net (loss) income attributable to Willis Group Holdings by the average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that then shared in the net income of the Company.
In periods where losses are reported, the weighted average shares outstanding excludes the potentially issuable shares described above because their inclusion would be antidilutive.
At September 30, 2014, time-based and performance-based options to purchase 5.8 million and 4.5 million shares (September 30, 2013: 7.8 million and 5.6 million), respectively, and 2.9 million restricted stock units (September 30, 2013: 1.7 million) were outstanding.
Basic and diluted earnings per share are as follows:

	Three months ended September 30,			Nine months ended September 30,
	2014	2013		2014	2013
	(millions, except per share data)
Net (loss) income attributable to Willis Group Holdings	$(7)	$(27)		$286	$297

Basic average number of shares outstanding	178	177	173	179	175
Dilutive effect of potentially issuable shares	—	—	3	3	3
Diluted average number of shares outstanding	178	177	176	182	178

Basic earnings per share:
Net (loss) income attributable to Willis Group Holdings shareholders	$(0.04)	$(0.15)		$1.60	$1.70
Dilutive effect of potentially issuable shares	—	—		(0.03)	(0.03)

Diluted earnings per share:
Net (loss) income attributable to Willis Group Holdings shareholders	$(0.04)	$(0.15)		$1.57	$1.67
Options to purchase 10.3 million shares and 2.9 million restricted stock units were not included in the computation of the dilutive effect of stock options for the three months ended September 30, 2014 (three months ended September 30, 2013: 13.4 million and 1.7 million).
Options to purchase 2.1 million shares were not included in the computation of the dilutive effect of stock options for the nine months ended September 30, 2014 (nine months ended September 30, 2013: 3.8 million).

Notes to the financial statements
 (Unaudited)

7.    PENSION PLANS
The components of the net periodic benefit (income) cost of the UK, US and other defined benefit plans are as follows:

	Three months ended September 30,
	UK Pension Benefits		US Pension Benefits		Other Pension Benefits
	2014	2013	2014	2013	2014	2013
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$10	$10	$—	$—	$2	$—
Interest cost	31	26	10	10	1	2
Expected return on plan assets	(54)	(47)	(13)	(13)	(2)	(2)
Amortization of unrecognized prior service gain	(2)	(1)	—	—	—	—
Amortization of unrecognized actuarial loss	12	11	1	3	—	—
Net periodic benefit (income) cost	$(3)	$(1)	$(2)	$—	$1	$—

	Nine months ended September 30,
	UK Pension Benefits		US Pension Benefits		Other Pension Benefits
	2014	2013	2014	2013	2014	2013
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$31	$28	$—	$—	$3	$2
Interest cost	92	80	30	29	5	5
Expected return on plan assets	(162)	(141)	(40)	(38)	(5)	(5)
Amortization of unrecognized prior service gain	(3)	(4)	—	—	—	—
Amortization of unrecognized actuarial loss	33	33	4	7	—	1
Net periodic benefit (income) cost	$(9)	$(4)	$(6)	$(2)	$3	$3

During the nine months ended September 30, 2014, the Company made cash contributions of $61 million (2013: $68 million) into the UK defined benefit pension plan. In addition to this, a further payment of $9 million (2013: $9 million) was made in respect of employees’ salary sacrifice contributions. Cash contributions of $2 million and $8 million (2013: $40 million and $8 million) were made to the US plan and other defined benefit pension plans, respectively.
Contributions to the UK defined benefit pension plan in 2014 are expected to total $81 million, of which approximately $22 million relates to ongoing contributions calculated as 15.9 percent of active plan members’ pensionable salaries and approximately $59 million relates to contributions towards funding the deficit.
In addition, for full year 2014, the Company expects to contribute approximately $12 million to the UK defined benefit pension plan related to employees’ salary sacrifice contributions. The Company also expects to contribute approximately $25 million to the US plan and $10 million to the other defined benefit pension plans for the full year 2014 (inclusive of amounts contributed in the year to date).
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

Willis Group Holdings plc

7. PENSION PLANS (Continued)

contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($506 million) over the six-year period ended December 31, 2017.

The schedule of contributions is required to be renegotiated after three years or at any earlier time jointly agreed by the Company and the trustee. The Company is currently in negotiations with the plan’s Trustee to agree an updated funding strategy.

8.     COMMITMENTS AND CONTINGENCIES
Contractual Obligations
Pensions
The Company’s pension funding obligations are described in Note 7 — ‘Pension Plans’.
Other Contractual Obligations
In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP. As of September 30, 2014, there had been approximately $21 million of capital contributions towards this commitment.
In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As of September 30, 2014, there had been approximately $5 million of capital contributions towards this commitment.
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
The material actual and potential claims, lawsuits, and other proceedings, of which the Company is currently aware, are set forth below.
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
On September 16, 2014, the court (a) denied the plaintiffs’ request to defer resolution of the defendants’ motions to dismiss, but granted the plaintiffs’ request to enter a scheduling order; (b) requested the submission of supplemental briefing by all parties on the defendants’ motions to dismiss, which the parties submitted on September 30, 2014; and (c) entered an order setting a schedule for briefing and discovery regarding plaintiffs’ motion for class certification, which schedule, among other things, provides for the submission of the plaintiffs’ motion for class certification (following the completion of briefing and discovery) on April 20, 2015.

•
Ranni v. Willis of Colorado, Inc., et al., C.A. No. 09-22085, was filed on July 17, 2009 against Willis Group Holdings plc and Willis of Colorado, Inc. in the U.S. District Court for the Southern District of Florida. The complaint was filed on behalf of a putative class of Venezuelan and other South American Stanford investors and alleges claims under Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 thereunder) and Florida statutory and common law and seeks damages in an amount to be determined at trial. On October 6, 2009, Ranni was transferred, for consolidation or coordination with other Stanford-related actions (including Troice), to the Northern District of Texas by the U.S. Judicial Panel on Multidistrict Litigation (the ‘JPML’). The defendants have not yet responded to the complaint in Ranni. On August 26, 2014, the plaintiff filed a notice of voluntary dismissal of the action without prejudice.

Willis Group Holdings plc

8. COMMITMENTS AND CONTINGENCIES (Continued)

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

•
Rishmague, et ano. v. Winter, et al., Case No. 2011CI2585, was filed on March 11, 2011 on behalf of two Stanford investors, individually and as representatives of certain trusts, against Willis Group Holdings plc, Willis of Colorado, Inc., Willis of Texas, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). The complaint alleges claims under Texas and Colorado statutory law and Texas common law and seeks special, consequential and treble damages of more than $37 million and attorneys’ fees and costs. On April 11, 2011, certain defendants, including Willis of Colorado, Inc., (i) removed Rishmague to the Western District of Texas, (ii) notified the JPML of the pendency of this related action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On August 8, 2011, the JPML issued a final transfer order for the transfer of Rishmague to the Northern District of Texas, where it is currently pending. On September 9, 2014, the court remanded Rishmague to Texas state court (Bexar County), but stayed the action until further order of the court. The defendants have not yet responded to the complaint in Rishmague.

•
MacArthur v. Winter, et al., Case No. 2013-07840, was filed on February 8, 2013 on behalf of two Stanford investors against Willis Group Holdings plc, Willis of Colorado, Inc., Willis of Texas, Inc. and the same Willis associate, among others, in Texas state court (Harris County). The complaint alleges claims under Texas and Colorado statutory law and Texas common law and seeks actual, special, consequential and treble damages of approximately $4 million and attorneys' fees and costs. On March 29, 2013, Willis of Colorado, Inc. and Willis of Texas, Inc. (i) removed MacArthur to the U.S. District Court for the Southern District of Texas and (ii) notified the JPML of the pendency of this related action. On April 2, 2013, Willis of Colorado, Inc. and Willis of Texas, Inc. filed a motion in the Southern District of Texas to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. Also on April 2, 2013, the court presiding over MacArthur in the Southern District of Texas transferred the action to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On September 29, 2014, the parties stipulated to the remand (to Texas state court (Harris County)) and stay of MacArthur until further order of the court (in accordance with the court’s September 9, 2014 decision in Rishmague (discussed above)), which stipulation was “so ordered” by the court on October 14, 2014. The defendants have not yet responded to the complaint in MacArthur.

•
Florida suits: On February 14, 2013, five law suits were filed against Willis Group Holdings plc, Willis Limited and Willis of Colorado, Inc. in Florida state court (Miami-Dade County) alleging violations of Florida common law. The five suits are: (1) Barbar, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05666CA27, filed on behalf of 35 Stanford investors seeking compensatory damages in excess of $30 million; (2) de Gadala-Maria, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05669CA30, filed on behalf of 64 Stanford investors seeking

Notes to the financial statements
 (Unaudited)
8. COMMITMENTS AND CONTINGENCIES (Continued)

compensatory damages in excess of $83.5 million; (3) Ranni, et ano. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05673CA06, filed on behalf of two Stanford investors seeking compensatory damages in excess of $3 million; (4) Tisminesky, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05676CA09, filed on behalf of 11 Stanford investors seeking compensatory damages in excess of $6.5 million; and (5) Zacarias, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05678CA11, filed on behalf of 10 Stanford investors seeking compensatory damages in excess of $12.5 million. On June 3, 2013, Willis of Colorado, Inc. removed all five cases to the Southern District of Florida and, on June 4, 2013, notified the JPML of the pendency of these related actions. On June 10, 2013, the court in Tisminesky issued an order sua sponte staying and administratively closing that action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation and coordination with the other Stanford-related actions. On June 11, 2013, Willis of Colorado, Inc. moved to stay the other four actions pending the JPML's transfer decision. On June 20, 2013, the JPML issued a conditional transfer order for the transfer of the five actions to the Northern District of Texas, the transmittal of which was stayed for seven days to allow for any opposition to be filed. On June 28, 2013, with no opposition having been filed, the JPML lifted the stay, enabling the transfer to go forward. On September 30, 2014, the court denied the plaintiffs’ motion to remand in Zacarias, and, on October 3, 2014, the court denied the plaintiffs’ motions to remand in Tisminesky and de Gadala Maria. The defendants have not yet responded to the complaints in these actions.

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

Willis Group Holdings plc

9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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
During the three and nine months ended September 30, 2014 and three and nine months ended September 30, 2013, the Company had no derivative financial instruments that were designated as cash flow hedges of interest rate risk on investments.
Interest Rate Risk — Interest Expense
The Company's operations are financed principally by $2,054 million fixed rate senior notes maturing through 2043 and $263 million under a 7-year term loan facility. The Company has access to (i) $800 million under a revolving credit facility expiring July 23, 2018, (ii) $400 million under a revolving credit facility expiring April 28, 2015, which will be available for regulatory capital purposes related to securities underwriting only, and (iii) $22 million under two further revolving credit facilities, of which $20 million is also only available for specific regulatory purposes.
The 7-year term loan facility bears interest at LIBOR plus 1.50%. As of September 30, 2014, $nil was drawn on the $800 million revolving credit facility. These margins apply while the Company’s debt rating remains BBB-/Baa3. Should the Company’s debt rating change, then the margin will change in accordance with the credit facilities agreements.
As of September 30, 2014, $nil was drawn on the $400 million revolving credit facility. Advances under that credit facility shall bear interest at a rate equal to (a) for Eurocurrency Loans, LIBOR plus 1.50% to 2.25%, and (b) for base rates Loans, the highest of (i) the Federal Funds rates plus 0.5%, (ii) the 'prime rate' as announced by SunTrust Bank, and (iii) LIBOR plus 1.00%, plus 0.5% to 1.25%, in each case, based upon the Company’s guaranteed senior-unsecured long term debt rating.
The fixed rate senior notes bear interest at various rates as detailed in Note 16 — ‘Debt’.
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
During the three months ended June 30, 2013, the Company entered into two short-term treasury locks to hedge against the potential variability in benchmark interest rates in advance of the anticipated issuance of new senior notes. These were closed out during the three months ended September 30, 2013 following the issue of the new senior notes described in Note 16 — 'Debt'. The fair value of these treasury locks at the close out date was $21 million, received as a cash settlement on termination.
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

Foreign Currency Risk
The Company’s primary foreign exchange risks arise from the following:

•
changes in the exchange rate between US dollars and Pounds sterling as its London market operations earn the majority of their revenues in US dollars and incur expenses predominantly in Pounds sterling, and may also hold a significant net sterling asset or liability position on the balance sheet. In addition, the London market operations earn significant revenues in Euros and Japanese yen; and

•	the translation into US dollars of the net income and net assets of its foreign subsidiaries, excluding the London market operations which are US dollar-denominated.
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
At September 30, 2014 and December 31, 2013, the Company’s foreign currency contracts were all designated as hedging instruments except those relating to short-term cash flows and hedges of certain intercompany loans.

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for Pounds sterling in the case of US dollars and US dollars for Euro and Japanese yen. Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

	Sell	Fair value
	(millions)
US dollar	$503	$3
Euro	176	12
Japanese yen	54	5
In addition to forward exchange contracts, we undertake short-term foreign exchange swaps for liquidity purposes. These are not designated as hedges and do not qualify for hedge accounting. The fair values at September 30, 2014 and December 31, 2013 were immaterial.

During the nine months ended September 30, 2014, the Company entered into a number of foreign currency transactions in order to hedge certain intercompany loans. These derivatives were not designated as hedging instruments and were for a total notional amount of $350 million (December 31, 2013: $228 million). In respect of these transactions, $16 million has been recognized as an asset within other current assets and an equivalent gain has been recognized in other expense (income), net, for the period.

In addition during the three months ended September 30, 2014, in order to hedge the Company’s exposure relating to the purchase price consideration for acquiring an approximate 75 percent holding in Max Matthiessen AB, the Company entered into a series of forward exchange contracts. As a result of these transactions we have recognized a $14 million loss, in other expense (income), net, and an equivalent reduction to cash and cash equivalents in the period.

Willis Group Holdings plc

9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Derivative Financial Instruments
The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at September 30, 2014 and December 31, 2013:

		Fair value
Derivative financial instruments designated as hedging instruments:	Balance sheet classification	September 30, 2014	December 31, 2013
		(millions)
Assets:
Forward exchange contracts	Other assets	$25	$23
Total derivatives designated as hedging instruments		$25	$23
Liabilities:
Forward exchange contracts	Other liabilities	$5	$2
Total derivatives designated as hedging instruments		$5	$2

Notes to the financial statements
 (Unaudited)
9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Cash Flow Hedges

The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for the three and nine months ended September 30, 2014 and 2013:

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in OCI(i)on derivative (effective element)	Location of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Amount of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Location of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)	Amount of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)
	(millions)		(millions)		(millions)
Three months ended September 30, 2014
Interest rate swaps	$—	Investment income	$(2)	Other operating expenses	$—
Forward exchange contracts	(11)	Other (expense) income, net	5	Interest expense	—
Total	$(11)		$3		$—
Three months ended September 30, 2013
Interest rate swaps	$—	Investment income	$(1)	Other operating expenses	$—
Treasury locks	3	Interest expense	—	Interest expense	1
Forward exchange contracts	21	Other (expense) income, net	—	Interest expense	—
Total	$24		$(1)		$1
Nine months ended September 30, 2014
Interest rate swaps	$—	Investment income	$(5)	Other operating expenses	$—
Treasury locks	—	Interest expense	(1)	Interest expense	—
Forward exchange contracts	(12)	Other (expense) income, net	12	Interest expense	(1)
Total	$(12)		$6		$(1)
Nine months ended September 30, 2013
Interest rate swaps	$—	Investment income	$(4)	Other operating expenses	$—
Treasury locks	19	Interest expense	—	Interest expense	2
Forward exchange contracts	7	Other (expense) income, net	(1)	Interest expense	—
Total	$26		$(5)		$2
 ____________________
Amounts above shown gross of tax.

(i) Other Comprehensive Income

For interest rate swaps, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For foreign exchange contracts, only the changes in fair value resulting from movements in the spot exchange rates are included in this assessment. In instances where the timing of expected cash flows can be matched exactly to the maturity of the foreign exchange contract, changes in fair value attributable to movement in the forward points are also included.
At September 30, 2014, the Company estimates there will be $17 million of net derivative gains reclassified from accumulated comprehensive income into earnings within the next twelve months as the forecasted transactions affect earnings.

Willis Group Holdings plc

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
The table below presents the effects of derivative financial instruments no longer in fair value hedging relationships on the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013.

Derivative no longer in fair value hedging relationships	Hedged item no longer in fair value hedging relationship	(Loss) gain recognized for derivative	Amortization of prior loss recognized on hedged item	Net gain recognized in interest expense
		(millions)
Three months ended September 30, 2014
Interest rate swaps	5.625% senior notes due 2015	$—	$1	$1
Three months ended September 30, 2013
Interest rate swaps	5.625% senior notes due 2015	$—	$—	$—
Nine months ended September 30, 2014
Interest rate swaps	5.625% senior notes due 2015	$—	$2	$2
Nine months ended September 30, 2013
Interest rate swaps	5.625% senior notes due 2015	$—	$—	$—

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
Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of September 30, 2014.

Notes to the financial statements
 (Unaudited)

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

	September 30, 2014
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Cash and cash equivalents	$656	$—	$—	$656
Fiduciary funds	1,998	—	—	1,998
Derivative financial instruments	—	25	—	25
Total assets	$2,654	$25	$—	$2,679
Liabilities at fair value:
Derivative financial instruments	—	5	—	5
Total liabilities	$—	$5	$—	$5

Willis Group Holdings plc

10. FAIR VALUE MEASUREMENT (Continued)

	December 31, 2013
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Cash and cash equivalents	$796	$—	$—	$796
Fiduciary funds	1,662	—	—	1,662
Derivative financial instruments	—	23	—	23
Total assets	$2,458	$23	$—	$2,481
Liabilities at fair value:
Derivative financial instruments	—	2	—	2
Total liabilities	$—	$2	$—	$2

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

	September 30, 2014		December 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Assets:
Derivative financial instruments	$25	$25	$23	$23
Liabilities:
Short-term debt	$165	$168	$15	$15
Long-term debt	2,148	2,339	2,311	2,444
Derivative financial instruments	5	5	2	2

Notes to the financial statements
 (Unaudited)

11.    GOODWILL
Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Goodwill is not amortized but is subject to impairment testing annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable.

The Company has determined that its reporting units are consistent with its operating segments: North America, International, and Global. Goodwill is allocated to these reporting units based on the original purchase price allocation for acquisitions within the reporting units. When a business entity is sold, goodwill is allocated to the disposed entity based on the relative fair value of that entity compared with the fair value of the reporting unit in which it is included.

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2014 and the year ended December 31, 2013 are as follows:

	Global	North America	International	Total
	(millions)
Balance at January 1, 2013
Goodwill, gross	$1,127	$1,792	$400	$3,319
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	$1,127	$1,300	$400	$2,827
Purchase price allocation adjustments	—	(1)	—	(1)
Goodwill acquired during the year	15	—	1	16
Goodwill disposed of during the year	—	(14)	—	(14)
Other movements (i)	—	(1)	—	(1)
Foreign exchange	3	—	8	11
Balance at December 31, 2013
Goodwill, gross	$1,145	$1,776	$409	$3,330
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	$1,145	$1,284	$409	$2,838
Purchase price allocation adjustments	3	3	6	12
Goodwill acquired during the period	—	—	31	31
Goodwill disposed of during the period	—	(15)	—	(15)
Goodwill held for sale (iii)	—	(40)	—	(40)
Other movements (i) (ii)	88	(45)	(43)	—
Foreign exchange	(3)	—	(20)	(23)
Balance at September 30, 2014
Goodwill, gross	$1,233	$1,679	$383	$3,295
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	$1,233	$1,187	$383	$2,803
________________________________

(i)	North America — $nil (2013: $1 million) tax benefit arising on the exercise of fully vested HRH stock options which were issued as part of the acquisition of HRH in 2008.

(ii)
Effective January 1, 2014, the Company changed its internal reporting structure: UK retail, previously reported within the International segment, is now reported within the Global segment; Mexico Retail, which was previously reported within the North America segment, is now reported in the International segment; and the US captive consulting and facultative reinsurance businesses, both previously reported within the North America segment, are now reported within the Global segment. Goodwill has been reallocated between segments using the relative fair value allocation approach.

(iii)	Details of assets and liabilities of businesses held for sale are given in Note 13 — 'Assets and Liabilities of Businesses Held For Sale'.

Willis Group Holdings plc

12.    OTHER INTANGIBLE ASSETS, NET
Other intangible assets are classified into the following categories:

•	‘Customer and Marketing Related’, including:

•	client relationships;

•	client lists;

•	non-compete agreements;

•	trade names; and

•	‘Contract based, Technology and Other’ includes all other purchased intangible assets.
The major classes of amortizable intangible assets are as follows:

	September 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(millions)
Customer and Marketing Related:
Client Relationships	$661	$(335)	$326	$671	$(326)	$345
Client Lists	3	(2)	1	3	(1)	2
Non-compete Agreements	4	(1)	3	4	(1)	3
Trade Names	2	(1)	1	2	(1)	1
Total Customer and Marketing Related	670	(339)	331	680	(329)	351
Contract based, Technology and Other	—	—	—	5	(3)	2
Total amortizable intangible assets	$670	$(339)	$331	$685	$(332)	$353

The aggregate amortization of intangible assets for the nine months ended September 30, 2014 was $38 million (nine months ended September 30, 2013: $42 million), of which $13 million was recognized in the three months ended September 30, 2014 (three months ended September 30, 2013: $14 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total
	(millions)
Amortization of intangible assets	$12	$43	$39	$34	$31	$172	$331

Notes to the financial statements
 (Unaudited)

13.    ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE

In the third quarter of 2014, the Company committed to sell retail insurance brokerage locations across the United States. These offices are Wilmington (Delaware), Moline (Illinois), Savannah (Georgia), Vero Beach (Florida), Wichita (Kansas), Cheyenne and Mills (Wyoming).
The decision followed a strategic review of Willis' North America operations. It was determined that these select offices were no longer strategically aligned with the rest of the North America segment.
At September 30, 2014 the assets and liabilities of these locations have been recorded as held for sale and summarized financial information is shown below:

	September 30, 2014	December 31, 2013
	(millions)
Assets held for sale
Fiduciary assets	$15	$—
Accounts receivable, net	3	—
Fixed assets, net	2	—
Other intangible assets, net	14	—
Goodwill	40	—
Assets of businesses held for sale	$74	$—

Liabilities held for sale
Fiduciary liabilities	$15	$—
Deferred revenue and accrued expenses	1	—
Liabilities of businesses held for sale	$16	$—

On October 31, 2014 the Company completed the disposal of the assets and liabilities of the offices described above for disposal proceeds of $69 million.

Willis Group Holdings plc

14.    OTHER ASSETS
An analysis of other assets is as follows:

	September 30, 2014	December 31, 2013
	(millions)
Other current assets
Prepayments and accrued income	$87	$73
Retention incentives	16	12
Income tax receivable	31	32
Deferred compensation plan assets	17	26
Other receivables	78	54
Total other current assets	$229	$197
Other non-current assets
Deferred compensation plan assets	$88	$88
Income taxes receivable	—	21
Accounts receivable, net	33	28
Other investments	26	19
Other receivables	49	50
Total other non-current assets	$196	$206
Total other assets	$425	$403

15.    OTHER LIABILITIES
An analysis of other liabilities is as follows:

	September 30, 2014	December 31, 2013
	(millions)
Other current liabilities
Accounts payable	$159	$123
Accrued dividends payable	54	51
Other taxes payable	50	51
Deferred compensation plan liability	17	26
Other payables	165	164
Total other current liabilities	$445	$415
Other non-current liabilities
Incentives from lessors	$177	$183
Deferred compensation plan liability	88	89
Contingent or deferred consideration on acquisition	20	13
Other payables	62	89
Total other non-current liabilities	$347	$374
Total other liabilities	$792	$789

Notes to the financial statements
 (Unaudited)

16.    DEBT
Current portion of the long-term debt consists of the following:

	September 30, 2014	December 31, 2013
	(millions)
Current portion of 7-year term loan facility expiring 2018	$15	$15
5.625% senior notes due 2015	148	—
Fair value adjustment on 5.625% senior notes due 2015	2	—
	$165	$15
Long-term debt consists of the following:

	September 30, 2014	December 31, 2013
	(millions)
7-year term loan facility expiring 2018	$248	$259
5.625% senior notes due 2015	—	148
Fair value adjustment on 5.625% senior notes due 2015	—	4
4.125% senior notes due 2016	299	299
6.200% senior notes due 2017	394	394
7.000% senior notes due 2019	187	187
5.750% senior notes due 2021	496	496
4.625% senior notes due 2023	249	249
6.125% senior notes due 2043	274	274
3-year term loan facility expires 2015	1	1
	$2,148	$2,311
Term loans and revolving credit facilities
On July 23, 2013, the Company entered into an amendment to its existing credit facilities (the term loan and revolving credit facility) to extend both the amount of financing and the maturity date of the facilities. As a result of this amendment, our revolving credit facility was increased from $500 million to $800 million and the maturity date on the $300 million term loan and revolving credit facility was extended to July 23, 2018, from December 16, 2016. There was no increase to the amount outstanding on the term loan as a result of this amendment.
The 7-year term loan facility expiring 2018 bears interest at LIBOR plus 1.50% and is repayable in quarterly installments and a final repayment of $186 million is due in the third quarter of 2018.
Drawings under the $800 million revolving credit facility bear interest at LIBOR plus 1.50% and the facility expires on July 23, 2018. These margins apply while the Company’s debt rating remains BBB-/Baa3. As of September 30, 2014 $nil was outstanding under this revolving credit facility.
On March 3, 2014, Willis Securities, Inc., a wholly-owned indirect subsidiary of Willis Group Holdings plc, entered into a $300 million revolving note and cash subordination agreement available for drawing from March 3, 2014 through March 3, 2015. The aggregate unpaid principal amount of all advances is repayable on or before March 3, 2016.
On April 28, 2014, the Company entered into an amendment to the $300 million revolving note and cash subordination agreement to increase the amount of financing and to extend both the end date of the original credit period and the original repayment date. As a result of this amendment, the revolving credit facility was increased from $300 million to $400 million. The end date of the credit period was extended to April 28, 2015 from March 3, 2015 and the repayment date was extended to April 28, 2016 from March 3, 2016. As of September 30, 2014 $nil was outstanding under this revolving credit facility.

Willis Group Holdings plc

16. DEBT (Continued)

Proceeds under the credit facility will be used for regulatory capital purposes related to securities underwriting only, which will allow Willis Securities to meet or exceed capital requirements of regulatory agencies, self-regulatory agencies and their clearing houses, including the Financial Industry Regulatory Authority. Advances under the credit facility shall bear interest at a rate equal to (a) for Eurocurrency Loans, LIBOR plus 1.50% to 2.25%, and (b) for base rates Loans, the highest of (i) the Federal Funds rates plus 0.5%,(ii) the 'prime rate' as announced by SunTrust Bank, and (iii) LIBOR plus 1.00%, plus 0.5% to 1.25%, in each case, based upon the Company’s guaranteed senior-unsecured long-term debt rating.
Senior Notes
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
The Company incurred total losses on extinguishment of debt of $60 million during the three months ended September 30, 2013. This was made up of a tender premium of $65 million, the write-off of unamortized debt issuance costs of $2 million, and a credit for the reduction of the fair value adjustment on 5.625% senior notes due 2015 of $7 million.

17.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental disclosures regarding cash flow information and non-cash investing and financing activities are as follows:

	Nine months ended September 30,
	2014	2013
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes, net	$57	$36
Cash payments for interest	121	115
Supplemental disclosures of non-cash investing and financing income (expenses):
Write-off of unamortized debt issuance costs	—	(2)
Write off of fair value adjustment on the 5.625% senior notes due 2015	—	7
Acquisitions:
Fair value of assets acquired, net of cash acquired	$39	$46
Less: Fair value of liabilities assumed	(18)	(30)
Net assets acquired, net of cash acquired	$21	$16

Notes to the financial statements
 (Unaudited)

18.    COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows:

	Three months ended September 30,
	2014			2013
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
	(millions)
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(110)	$—	$(110)	$82	$—	$82
Pension funding adjustments:
Foreign currency translation on pension funding adjustments	43	(12)	31	(51)	14	(37)
Amortization of unrecognized actuarial loss	13	(2)	11	14	(3)	11
Amortization of unrecognized prior service gain	(2)	1	(1)	(1)	—	(1)
	54	(13)	41	(38)	11	(27)
Derivative instruments:
Interest rate swap reclassification adjustment	(2)	—	(2)	(1)	—	(1)
(Loss) gain on forward exchange contracts (effective element)	(11)	3	(8)	21	(4)	17
Forward exchange contracts reclassification adjustment	5	(2)	3	—	—	—
Gain on treasury lock (effective element)	—	—	—	3	(1)	2
	(8)	1	(7)	23	(5)	18
Other comprehensive (loss) income	(64)	(12)	(76)	67	6	73
Less: Other comprehensive loss (income) attributable to noncontrolling interests	1	—	1	(1)	—	(1)
Other comprehensive (loss) income attributable to Willis Group Holdings	$(63)	$(12)	$(75)	$66	$6	$72

	Nine months ended September 30,
	2014			2013
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
	(millions)
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(80)	$—	$(80)	$(7)	$—	$(7)
Pension funding adjustments:
Foreign currency translation on pension funding adjustments	18	(5)	13	3	(1)	2
Amortization of unrecognized actuarial loss	37	(6)	31	41	(8)	33
Amortization of unrecognized prior service gain	(3)	1	(2)	(4)	1	(3)
	52	(10)	42	40	(8)	32
Derivative instruments:
Interest rate swap reclassification adjustment	(5)	1	(4)	(4)	1	(3)
(Loss) gain on forward exchange contracts (effective element)	(12)	3	(9)	7	(1)	6
Forward exchange contracts reclassification adjustment	12	(3)	9	(1)	—	(1)
Gain on treasury lock (effective element)	—	—	—	19	(4)	15
Treasury lock reclassification adjustment	(1)	—	(1)	—	—	—
	(6)	1	(5)	21	(4)	17
Other comprehensive (loss) income	(34)	(9)	(43)	54	(12)	42
Less: Other comprehensive loss attributable to noncontrolling interests	1	—	1	—	—	—
Other comprehensive (loss) income attributable to Willis Group Holdings	$(33)	$(9)	$(42)	$54	$(12)	$42

Willis Group Holdings plc

18. COMPREHENSIVE INCOME (LOSS) (Continued)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Net foreign currency translation adjustment	Pension funding adjustment	Net unrealized gain on derivative instruments	Total
	(millions)
Balance at December 31, 2013	$(14)	$(714)	$35	$(693)
Other comprehensive (loss) income before reclassifications	(79)	13	(9)	(75)
Amounts reclassified from accumulated other comprehensive income	—	29	4	33
Net current-period other comprehensive (loss) income, net of tax and noncontrolling interests	(79)	42	(5)	(42)
Balance at September 30, 2014	$(93)	$(672)	$30	$(735)

Notes to the financial statements
 (Unaudited)
18. COMPREHENSIVE INCOME (LOSS) (Continued)

Amounts reclassified out of accumulated other comprehensive (loss) income into the statement of operations are as follows:

Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income		Affected line item in the statement of operations
	Three months ended September 30,
	2014	2013
	(millions)
Gains and losses on cash flow hedges (Note 9)
Interest rate swaps	$(2)	$(1)	Investment income
Foreign exchange contracts	5	—	Other (expense) income, net
Treasury lock	—	—	Interest expense
	3	(1)	Total before tax
Tax	(2)	—
	$1	$(1)	Net of tax
Amortization of defined benefit pension items (Note 7)
Prior service gain	$(2)	$(1)	Salaries and benefits
Net actuarial loss	13	14	Salaries and benefits
	11	13	Total before tax
Tax	(1)	(3)
	$10	$10	Net of tax

Total reclassifications for the period	$11	$9

Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income		Affected line item in the statement of operations
	Nine months ended September 30,
	2014	2013
	(millions)
Gains and losses on cash flow hedges (Note 9)
Interest rate swaps	$(5)	$(4)	Investment income
Foreign exchange contracts	12	(1)	Other (expense) income, net
Treasury lock	(1)	—	Interest expense
	6	(5)	Total before tax
Tax	(2)	1
	$4	$(4)	Net of tax
Amortization of defined benefit pension items (Note 7)
Prior service gain	$(3)	$(4)	Salaries and benefits
Net actuarial loss	37	41	Salaries and benefits
	34	37	Total before tax
Tax	(5)	(7)
	$29	$30	Net of tax

Total reclassifications for the period	$33	$26

Willis Group Holdings plc

19.    EQUITY AND NONCONTROLLING INTERESTS
The components of stockholders’ equity and noncontrolling interests are as follows:

	September 30, 2014			September 30, 2013
	Willis Group Holdings stockholders	Noncontrolling interests	Total equity	Willis Group Holdings stockholders	Noncontrolling interests	Total equity
	(millions)
Balance at beginning of period	$2,215	$28	$2,243	$1,699	$26	$1,725
Comprehensive income:
Net income	286	4	290	297	6	303
Other comprehensive income, net of tax	(42)	(1)	(43)	42	—	42
Comprehensive income	244	3	247	339	6	345
Dividends	(160)	(16)	(176)	(147)	(9)	(156)
Additional paid-in capital	159	—	159	137	—	137
Repurchase of shares (i)	(200)	—	(200)	—	—	—
Purchase of subsidiary shares from noncontrolling interests	—	—	—	(4)	—	(4)
Balance at end of period	$2,258	$15	$2,273	$2,024	$23	$2,047
 _________________________________

(i)	Based on settlement date we repurchased 4,718,200 shares at an average price of $42.39 in the nine months ended September 30, 2014.
The effects on equity of changes in Willis Group Holdings ownership interest in its subsidiaries are as follows:

	September 30, 2014	September 30, 2013
	(millions)
Net income attributable to Willis Group Holdings	$286	$297
Transfers from noncontrolling interest:
Decrease in Willis Group Holdings paid-in capital for purchase of noncontrolling interests	—	(4)
Change from net income attributable to Willis Group Holdings and transfers from noncontrolling interests	$286	$293

Notes to the financial statements
 (Unaudited)

20.    SEGMENT INFORMATION

During the periods presented, the Company operated through three segments: Global, North America and International. Global provides specialist brokerage and consulting services to clients worldwide for specific industrial and commercial activities and is organized by specialism. North America and International predominantly comprise our retail operations which provide services to small, medium, and large corporations, and access to Global’s specialist expertise when required.
Effective January 1, 2014, the Company has changed its internal reporting structure and the financial information used to evaluate performance and support decision making. The 2013 comparatives have been retrospectively reclassified to take into account these changes.
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
In addition to these structural changes, operating income used to evaluate performance and support decision making has changed to reflect the following: amortization of intangibles, which was previously excluded from segmental expenses, is now reported in operating expenses for each of the reporting segments; certain leadership, project, and other costs relating to Group functions which were previously allocated in full to the reporting segments are now retained in Corporate and other; and the non-servicing elements of the defined benefit pension schemes cost (income), which were previously included within operating expenses of the reporting segments are now retained within Corporate and other.
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
Selected information regarding the Company’s segments is as follows:

Willis Group Holdings plc

20. SEGMENT INFORMATION (Continued)

	Three months ended September 30, 2014
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income
	(millions)
Global	$290	$3	$—	$293	$9	$28
North America	328	—	—	328	17	49
International	190	1	—	191	6	(7)
Total Segments	808	4	—	812	32	70
Corporate and Other (i)	—	—	—	—	4	(36)
Total Consolidated	$808	$4	$—	$812	$36	$34

	Three months ended September 30, 2013
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income
	(millions)
Global	$289	$2	$—	$291	$11	$47
North America	322	—	—	322	18	46
International	180	2	—	182	5	(7)
Total Segments	791	4	—	795	34	86
Corporate and Other (i)	—	—	—	—	1	(16)
Total Consolidated	$791	$4	$—	$795	$35	$70
_________________________________

(i)	See the following table for an analysis of the ‘Corporate and Other’ line.

	Three months ended September 30,
	2014	2013
	(millions)
Costs of the holding company	$—	$(3)
Costs related to Group functions, leadership and projects	(46)	(22)
Non-servicing elements of defined benefit pensions	13	10
Operational Improvement Program (a)	(3)	—
Fees related to the extinguishment of debt	—	(1)
Total Corporate and Other	$(36)	$(16)
___________________________

(a)	Restructuring charge relating to the Operational Improvement Program. See Note 3 — 'Restructuring Costs', above.

Notes to the financial statements
(Unaudited)
20. SEGMENT INFORMATION (Continued)

	Nine months ended September 30, 2014
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income
	(millions)
Global	$1,100	$7	$3	$1,110	$27	$317
North America	1,037	1	1	1,039	52	209
International	691	4	—	695	17	100
Total Segments	2,828	12	4	2,844	96	626
Corporate and Other (i)	—	—	—	—	12	(118)
Total Consolidated	$2,828	$12	$4	$2,844	$108	$508

	Nine months ended September 30, 2013
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income
	(millions)
Global	$1,066	$5	$—	$1,071	$26	$342
North America	1,004	1	3	1,008	56	183
International	652	5	—	657	16	97
Total Segments	2,722	11	3	2,736	98	622
Corporate and Other (i)	—	—	—	—	12	(104)
Total Consolidated	$2,722	$11	$3	$2,736	$110	$518
_________________________________

(i)	See the following table for an analysis of the ‘Corporate and Other’ line.

	Nine months ended September 30,
	2014	2013
	(millions)
Costs of the holding company	$(7)	$(7)
Costs related to Group functions, leadership and projects	(141)	(76)
Significant legal and regulatory settlements managed centrally	(3)	(5)
Non-servicing elements of defined benefit pensions	40	31
Operational Improvement Program (a)	(5)	—
Expense Reduction Initiative (b)	—	(46)
Fees related to the extinguishment of debt	—	(1)
Other	(2)	—
Total Corporate and Other	$(118)	$(104)
_________________________________

(a)	Restructuring charge relating to the Operational Improvement Program. See Note 3 — 'Restructuring Costs', above.

(b)	Charge related to the assessment of the Company's organizational design.

Willis Group Holdings plc

20. SEGMENT INFORMATION (Continued)

The following table reconciles total consolidated operating income, as disclosed in the segment tables above, to consolidated (loss) income before income taxes and interest in earnings (losses) of associates:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(millions)
Total consolidated operating income	$34	$70	$508	$518
Other (expense) income, net	(9)	5	(12)	15
Loss on extinguishment of debt	—	(60)	—	(60)
Interest expense	(34)	(30)	(101)	(93)
(Loss) income before income taxes and interest in earnings (losses) of associates	$(9)	$(15)	$395	$380

21.    SUBSEQUENT EVENTS
On October 8, 2014, following receipt of regulatory approval from the Swedish Financial Supervisory Authority, the Company completed its acquisition of a controlling share of approximately 75 percent in Max Matthiessen for purchase consideration of SEK 1,426 million ($198 million at that date).
The investment reflects the Company's strategic focus of growing its global Human Capital and Benefits practice. Max Matthiessen is one of Sweden's leading independent advisers in retirement savings, health plans and personal insurance, with around 420 employees in 23 locations across Sweden. The newly combined business is now the biggest risk adviser and broker in the Nordic region, and the largest international adviser in Sweden.
In the nine months ended September 30, 2014 the Company incurred $2 million in professional fees associated with this transaction which it recorded in Other operating expenses.

22.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
Willis North America Inc. (‘Willis North America’) has $148 million senior notes outstanding that were issued on July 1, 2005, $394 million of senior notes issued on March 28, 2007 and $187 million of senior notes issued on September 29, 2009.
All direct obligations under the senior notes were jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited (previously registered as Trinity Acquisition plc) and Willis Group Limited, collectively the ‘Other Guarantors’, and with Willis Group Holdings, the ‘Guarantor Companies’.
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

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

(vi)	the Consolidated Company.
The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as of September 30, 2014 of Willis Group Holdings, the Other Guarantors and the Issuer.
The entities included in the Other Guarantors column as of September 30, 2014 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited and Willis Group Limited.

Restatement to 2013 financial information

Regulation S-X, Article 3, Rule 3-10, allows for the presentation of condensed consolidating financial information. In accordance with these rules, the condensed consolidating financial information should be presented in accordance with US GAAP, except that (i) the guarantor and non-guarantor information is presented on a combined rather than consolidated basis, which requires the elimination of intra-entity activity and (ii) investments in subsidiaries are required to be presented under the equity method of accounting. Subsequent to the issuance of our financial statements for the third quarter 2013, management determined that certain balances were not presented in accordance with the above principles and have therefore restated our condensed consolidating financial information to reflect (i) gross, rather than net, presentation of intercompany balance sheet positions; (ii) dividends received from subsidiaries as reductions to the equity method investment balances as opposed to component of investment income from group undertakings; and (iii) appropriate push down accounting for goodwill.

The impacts of these changes on the previously reported 2013 financial statements are shown in the tables below.

	As previously reported	Reclassifications	As reclassified
	(millions)
Condensed consolidating statement of operations for the three months ended September 30, 2013
Willis Group Holdings
Operating income (loss)	$3	$(6)	$(3)
Net loss attributable to Willis Group Holdings	(27)	—	(27)
The Other Guarantors
Operating loss	$(5)	$—	$(5)
Net loss attributable to Willis Group Holdings	(20)	—	(20)
The Issuer
Operating loss	$(96)	$10	$(86)
Net loss attributable to Willis Group Holdings	(65)	1	(64)
Other
Operating income	$175	$(11)	$164
Net income attributable to Willis Group Holdings	101	(31)	70
Consolidating adjustments
Operating loss	$(2)	$2	$—
Net (loss) income attributable to Willis Group Holdings	(16)	30	14

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As reclassified
	(millions)
Condensed consolidating statement of operations for the nine months ended September 30, 2013
Willis Group Holdings
Operating loss	$(3)	$(3)	$(6)
Net income attributable to Willis Group Holdings	297	—	297
The Other Guarantors
Operating loss	$(31)	$(7)	$(38)
Net income attributable to Willis Group Holdings	328	—	328
The Issuer
Operating loss	$(237)	$13	$(224)
Net loss attributable to Willis Group Holdings	(15)	1	(14)
Other
Operating income	$569	$217	$786
Net income attributable to Willis Group Holdings	285	151	436
Consolidating adjustments
Operating income	$235	$(235)	$—
Net loss attributable to Willis Group Holdings	(598)	(152)	(750)

	As previously reported	Reclassifications	As reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the three months ended September 30, 2013
Willis Group Holdings
Comprehensive income attributable to Willis Group Holdings	$45	$—	$45
The Other Guarantors
Comprehensive income attributable to Willis Group Holdings	$51	$—	$51
The Issuer
Comprehensive loss attributable to Willis Group Holdings	$(62)	$1	$(61)
Other
Comprehensive income attributable to Willis Group Holdings	$154	$(31)	$123
Consolidating adjustments
Comprehensive loss attributable to Willis Group Holdings	$(143)	$30	$(113)

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the nine months ended September 30, 2013
Willis Group Holdings
Comprehensive income attributable to Willis Group Holdings	$339	$—	$339
The Other Guarantors
Comprehensive income attributable to Willis Group Holdings	$369	$—	$369
The Issuer
Comprehensive loss attributable to Willis Group Holdings	$(8)	$1	$(7)
Other
Comprehensive income attributable to Willis Group Holdings	$292	$151	$443
Consolidating adjustments
Comprehensive loss attributable to Willis Group Holdings	$(653)	$(152)	$(805)

	As previously reported	Reclassifications	As reclassified
	(millions)
Condensed consolidating statement of cash flows for the nine months ended September 30, 2013
Willis Group Holdings
Net cash used in operating activities	$(43)	$16	$(27)
Net cash provided by investing activities	—	68	68
Net cash provided by (used in) financing activities	45	(84)	(39)
The Other Guarantors
Net cash provided by (used in) operating activities	$103	$(221)	$(118)
Net cash used in investing activities	(4)	(342)	(346)
Net cash (used in) provided by financing activities	(96)	563	467
The Issuer
Net cash used in operating activities	$(202)	$201	$(1)
Net cash (used in) provided by investing activities	(9)	25	16
Net cash provided by (used in) financing activities	211	(226)	(15)
Other
Net cash provided by operating activities	$508	$11	$519
Net cash used in investing activities	(92)	(294)	(386)
Net cash used in financing activities	(292)	283	(9)
Consolidating adjustments
Net cash used in operating activities	$—	$(7)	$(7)
Net cash provided by investing activities	—	543	543
Net cash used in financing activities	—	(536)	(536)

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$2	$806	$—	$808
Investment income	—	—	—	4	—	4
Total revenues	—	—	2	810	—	812
EXPENSES
Salaries and benefits	—	—	(23)	(546)	—	(569)
Other operating expenses	(4)	(19)	(12)	(121)	—	(156)
Depreciation expense	—	(1)	(4)	(18)	—	(23)
Amortization of intangible assets	—	—	—	(13)	—	(13)
Restructuring costs	—	—	(2)	(15)	—	(17)
Total expenses	(4)	(20)	(41)	(713)	—	(778)
OPERATING (LOSS) INCOME	(4)	(20)	(39)	97	—	34
Other (expense) income, net	(10)	5	—	(4)	—	(9)
Income from group undertakings	—	52	61	23	(136)	—
Expenses due to group undertakings	—	(9)	(43)	(84)	136	—
Interest expense	(11)	(8)	(11)	(4)	—	(34)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(25)	20	(32)	28	—	(9)
Income taxes	—	4	11	(17)	—	(2)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(25)	24	(21)	11	—	(11)
Interest in earnings of associates, net of tax	—	3	—	—	—	3
Equity account for subsidiaries	18	(10)	—	—	(8)	—
NET (LOSS) INCOME	(7)	17	(21)	11	(8)	(8)
Less: Net loss attributable to noncontrolling interests	—	—	—	1	—	1
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(7)	$17	$(21)	$12	$(8)	$(7)

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Loss

	Three months ended September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive loss	$(82)	$(55)	$(20)	$(41)	$114	$(84)
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	2	—	2
TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(82)	$(55)	$(20)	$(39)	$114	$(82)

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$2	$789	$—	$791
Investment income	—	—	—	4	—	4
Total revenues	—	—	2	793	—	795
EXPENSES
Salaries and benefits	—	—	(48)	(493)	—	(541)
Other operating expenses	(3)	(4)	(35)	(107)	—	(149)
Depreciation expense	—	(1)	(5)	(15)	—	(21)
Amortization of intangible assets	—	—	—	(14)	—	(14)
Total expenses	(3)	(5)	(88)	(629)	—	(725)
OPERATING (LOSS) INCOME	(3)	(5)	(86)	164	—	70
Other income (expense), net	5	(3)	—	3	—	5
Income from group undertakings	—	47	75	21	(143)	—
Expenses due to group undertakings	—	(9)	(34)	(100)	143	—
Loss on extinguishment of debt	—	—	(60)	—	—	(60)
Interest expense	(11)	(4)	(14)	(1)	—	(30)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS (LOSSES) OF ASSOCIATES	(9)	26	(119)	87	—	(15)
Income taxes	—	2	—	(13)	—	(11)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(9)	28	(119)	74	—	(26)
Interest in earnings (losses) of associates, net of tax	—	3	—	(4)	—	(1)
Equity account for subsidiaries	(18)	(51)	55	—	14	—
NET (LOSS) INCOME	(27)	(20)	(64)	70	14	(27)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(27)	$(20)	$(64)	$70	$14	$(27)

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income (loss)	$45	$51	$(61)	$124	$(113)	$46
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$45	$51	$(61)	$123	$(113)	$45

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$6	$2,822	$—	$2,828
Investment income	—	—	—	12	—	12
Other income	—	—	—	4	—	4
Total revenues	—	—	6	2,838	—	2,844
EXPENSES
Salaries and benefits	(1)	—	(59)	(1,654)	—	(1,714)
Other operating expenses	(13)	(63)	(48)	(370)	—	(494)
Depreciation expense	—	(3)	(13)	(54)	—	(70)
Amortization of intangible assets	—	—	—	(38)	—	(38)
Restructuring costs	—	(2)	(2)	(16)	—	(20)
Total expenses	(14)	(68)	(122)	(2,132)	—	(2,336)
OPERATING (LOSS) INCOME	(14)	(68)	(116)	706	—	508
Other (expense) income, net	(11)	(223)	—	(8)	230	(12)
Income from group undertakings	—	168	189	77	(434)	—
Expenses due to group undertakings	—	(25)	(135)	(274)	434	—
Interest expense	(32)	(26)	(34)	(9)	—	(101)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(57)	(174)	(96)	492	230	395
Income taxes	—	15	29	(168)	—	(124)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(57)	(159)	(67)	324	230	271
Interest in earnings of associates, net of tax	—	8	—	11	—	19
Equity account for subsidiaries	343	487	118	—	(948)	—
NET INCOME	286	336	51	335	(718)	290
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$286	$336	$51	$331	$(718)	$286

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$244	$297	$55	$316	$(665)	$247
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(3)	—	(3)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$244	$297	$55	$313	$(665)	$244

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$5	$2,717	$—	$2,722
Investment income	—	—	—	11	—	11
Other income	—	—	—	3	—	3
Total revenues	—	—	5	2,731	—	2,736
EXPENSES
Salaries and benefits	(1)	—	(93)	(1,544)	—	(1,638)
Other operating expenses	(5)	(36)	(120)	(309)	—	(470)
Depreciation expense	—	(2)	(16)	(50)	—	(68)
Amortization of intangible assets	—	—	—	(42)	—	(42)
Total expenses	(6)	(38)	(229)	(1,945)	—	(2,218)
OPERATING (LOSS) INCOME	(6)	(38)	(224)	786	—	518
Other income (expense), net	3	(2)	—	14	—	15
Income from group undertakings	—	139	246	65	(450)	—
Expenses due to group undertakings	(1)	(25)	(99)	(325)	450	—
Loss on extinguishment of debt	—	—	(60)	—	—	(60)
Interest expense	(32)	(7)	(50)	(4)	—	(93)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(36)	67	(187)	536	—	380
Income taxes	—	10	—	(98)	—	(88)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(36)	77	(187)	438	—	292
Interest in earnings of associates, net of tax	—	7	—	4	—	11
Equity account for subsidiaries	333	244	173	—	(750)	—
NET INCOME (LOSS)	297	328	(14)	442	(750)	303
Less: Net income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$297	$328	$(14)	$436	$(750)	$297

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Nine months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income (loss)	$339	$369	$(7)	$449	$(805)	$345
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$339	$369	$(7)	$443	$(805)	$339

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4	$2	$—	$650	$—	$656
Accounts receivable, net	—	—	3	1,018	—	1,021
Fiduciary assets	—	—	—	8,836	—	8,836
Deferred tax assets	—	—	—	8	—	8
Other current assets	1	37	24	201	(34)	229
Assets held for sale	—	—	—	74	—	74
Amounts due from group undertakings	3,749	1,006	948	1,190	(6,893)	—
Total current assets	3,754	1,045	975	11,977	(6,927)	10,824
NON-CURRENT ASSETS
Investments in subsidiaries	—	2,855	935	—	(3,790)	—
Fixed assets, net	—	19	45	417	—	481
Goodwill	—	—	—	2,803	—	2,803
Other intangible assets, net	—	—	—	331	—	331
Investments in associates	—	150	—	27	—	177
Deferred tax assets	—	—	—	12	—	12
Pension benefits asset	—	—	—	384	—	384
Other non-current assets	3	8	3	182	—	196
Non-current amounts due from group undertakings	—	518	729	—	(1,247)	—
Total non-current assets	3	3,550	1,712	4,156	(5,037)	4,384
TOTAL ASSETS	$3,757	$4,595	$2,687	$16,133	$(11,964)	$15,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$8,836	$—	$8,836
Deferred revenue and accrued expenses	2	1	23	455	—	481
Income taxes payable	—	—	—	77	(34)	43
Short-term debt and current portion of long-term debt	—	15	150	—	—	165
Deferred tax liabilities	—	—	—	19	—	19
Other current liabilities	57	3	25	360	—	445
Liabilities held for sale	—	—	—	16	—	16
Amounts due to group undertakings	—	4,582	1,481	830	(6,893)	—
Total current liabilities	59	4,601	1,679	10,593	(6,927)	10,005

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (continued)

	As of September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NON-CURRENT LIABILITIES
Investments in subsidiaries	645	—	—	—	(645)	—
Long-term debt	795	771	581	1	—	2,148
Liabilities for pension benefits	—	—	—	122	—	122
Deferred tax liabilities	—	1	—	109	—	110
Provisions for liabilities	—	—	—	203	—	203
Other non-current liabilities	—	—	7	340	—	347
Non-current amounts due to group undertakings	—	—	519	728	(1,247)	—
Total non-current liabilities	1,440	772	1,107	1,503	(1,892)	2,930
TOTAL LIABILITIES	$1,499	$5,373	$2,786	$12,096	$(8,819)	$12,935

EQUITY
Total Willis Group Holdings stockholders’ equity	2,258	(778)	(99)	4,022	(3,145)	2,258
Noncontrolling interests	—	—	—	15	—	15
Total equity	2,258	(778)	(99)	4,037	(3,145)	2,273
TOTAL LIABILITIES AND EQUITY	$3,757	$4,595	$2,687	$16,133	$(11,964)	$15,208

Willis Group Holdings plc

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

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(39)	$264	$96	$209	$(249)	$281
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	1	4	(1)	4
Additions to fixed assets	—	(7)	(8)	(67)	1	(81)
Additions to intangible assets	—	—	—	(3)	—	(3)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(47)	—	(47)
Payments to acquire other investments	—	—	—	(8)	—	(8)
Proceeds from sales of operations, net of cash disposed	—	—	—	18	—	18
Proceeds from intercompany investing activities	291		120	347	(758)	—
Repayments of intercompany investing activities	—	(94)	—	(58)	152	—
Net cash provided by (used in) investing activities	291	(101)	113	186	(606)	(117)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(3)	—	(3)
Repayments of debt	—	(11)	—	—	—	(11)
Repurchase of shares	(200)	—	—	—	—	(200)
Proceeds from issue of shares	106	—	—	—	—	106
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(157)	—	—	(249)	249	(157)
Acquisition of noncontrolling interests	—	(4)	—	—	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(16)	—	(16)
Proceeds from intercompany financing activities	—	58	—	94	(152)	—
Repayments of intercompany financing activities	—	(207)	(209)	(342)	758	—
Net cash used in financing activities	(251)	(164)	(209)	(514)	855	(283)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(1)	—	(119)	—	(119)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(21)	—	(21)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	3	—	790	—	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4	$2	$—	$650	$—	$656

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(27)	$(118)	$(1)	$519	$(7)	$366
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	2	7	—	9
Additions to fixed assets	—	(4)	(11)	(63)	—	(78)
Additions to intangible assets	—	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(30)	—	(30)
Payments to acquire other investments	—	—	—	(5)	—	(5)
Proceeds from intercompany investing activities	217	131	25	3	(376)	—
Repayments of intercompany investing activities	(149)	(473)	—	(297)	919	—
Net cash provided by (used in) investing activities	68	(346)	16	(386)	543	(105)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	2	—	2
Senior notes issued	—	522	—	—	—	522
Debt issuance costs	—	(8)	—	—	—	(8)
Repayments of debt	—	(11)	(521)	—	—	(532)
Tender premium on extinguishment of senior notes	—	—	(65)	—	—	(65)
Proceeds from issue of shares	105	—	—	—	—	105
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	(144)	—	—	(7)	7	(144)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(9)	—	(9)
Proceeds from intercompany financing activities	—	199	571	149	(919)	—
Repayments of intercompany financing activities	—	(235)	—	(141)	376	—
Net cash (used in) provided by financing activities	(39)	467	(15)	(9)	(536)	(132)
INCREASE IN CASH AND CASH EQUIVALENTS	2	3	—	124	—	129
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6)	—	(6)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$3	$—	$617	$—	$623

Willis Group Holdings plc

23.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
On March 17, 2011, the Company issued senior notes totaling $800 million in a registered public offering. These debt securities are issued by Willis Group Holdings (‘Holdings Debt Securities’) and are guaranteed by certain of the Company’s subsidiaries. Therefore, the Company is providing the unaudited condensed consolidating financial information below. The following wholly owned subsidiaries (directly or indirectly) fully and unconditionally guarantee the Holdings Debt Securities on a joint and several basis: Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited (previously registered as Trinity Acquisition plc), Willis Group Limited and Willis North America (the ‘Guarantors’).
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by Willis North America (the ‘Willis North America Debt Securities’) (and for which unaudited condensed consolidating financial information is presented in Note 22) in that Willis Group Holdings is the Parent Issuer and Willis North America is a subsidiary guarantor.
The guarantee of the guarantors will be deemed to be automatically discharged and released in accordance with the terms of the indenture upon release or discharge of the indebtedness or upon sale of the subsidiary or its assets.
The condensed consolidating financial information for the following entities is presented below:

(i)	Willis Group Holdings, which is the Parent Issuer;

(ii)	the Guarantors, which are wholly owned subsidiaries (directly or indirectly) of the parent;

(iii)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(iv)	Consolidating adjustments; and

(v)	the Consolidated Company.
The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as of September 30, 2014 of Willis Group Holdings and the Guarantors.
The entities included in the Guarantors column as of September 30, 2014 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited, Willis Group Limited, and Willis North America.

 Restatement to 2013 financial information

Regulation S-X, Article 3, Rule 3-10, allows for the presentation of condensed consolidating financial information. In accordance with these rules, the condensed consolidating financial information should be presented in accordance with US GAAP, except that (i) the guarantor and non-guarantor information is presented on a combined rather than consolidated basis, which requires the elimination of intra-entity activity and (ii) investments in subsidiaries are required to be presented under the equity method of accounting. Subsequent to the issuance of our financial statements for the third quarter 2013, management determined that certain balances were not presented in accordance with the above principles and have therefore restated our condensed consolidating financial information to reflect (i) gross, rather than net, presentation of intercompany balance sheet positions, (ii) dividends received from subsidiaries as reductions to the equity method investment balances as opposed to component of investment income from group undertakings, and (iii) appropriate push down accounting for goodwill.

The impacts of these changes on the previously reported 2013 financial statements are shown in the tables below.

Notes to the financial statements
 (Unaudited)
23. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As reclassified
	(millions)
Condensed consolidating statement of operations for the three months ended September 30, 2013
Willis Group Holdings - the Parent Issuer
Operating income (loss)	$3	$(6)	$(3)
Net loss attributable to Willis Group Holdings	(27)	—	(27)
The Guarantors
Operating loss	$(101)	$10	$(91)
Net loss attributable to Willis Group Holdings	(20)	—	(20)
Other
Operating income	$175	$(11)	$164
Net income attributable to Willis Group Holdings	101	(31)	70
Consolidating adjustments
Operating loss	$(2)	$2	$—
Net loss attributable to Willis Group Holdings	(81)	31	(50)

	As previously reported	Reclassifications	As reclassified
	(millions)
Condensed consolidating statement of operations for the nine months ended September 30, 2013
Willis Group Holdings - the Parent Issuer
Operating loss	$(3)	$(3)	$(6)
Net income attributable to Willis Group Holdings	297	—	297
The Guarantors
Operating loss	$(268)	$6	$(262)
Net income attributable to Willis Group Holdings	328	—	328
Other
Operating income	$569	$217	$786
Net income attributable to Willis Group Holdings	285	151	436
Consolidating adjustments
Operating income	$235	$(235)	$—
Net loss attributable to Willis Group Holdings	(613)	(151)	(764)

	As previously reported	Reclassifications	As reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the three months ending September 30, 2013
Willis Group Holdings - the Parent Issuer
Comprehensive income attributable to Willis Group Holdings	$45	$—	$45
The Guarantors
Comprehensive income attributable to Willis Group Holdings	$51	$—	$51
Other
Comprehensive income attributable to Willis Group Holdings	$154	$(31)	$123
Consolidating adjustments
Comprehensive loss attributable to Willis Group Holdings	$(205)	$31	$(174)

Willis Group Holdings plc

23. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the nine months ended September 30, 2013
Willis Group Holdings - the Parent Issuer
Comprehensive income attributable to Willis Group Holdings	$339	$—	$339
The Guarantors
Comprehensive income attributable to Willis Group Holdings	$369	$—	$369
Other
Comprehensive income attributable to Willis Group Holdings	$292	$151	$443
Consolidating adjustments
Comprehensive loss attributable to Willis Group Holdings	$(661)	$(151)	$(812)

	As previously reported	Reclassifications	As reclassified
	(millions)
Condensed consolidating statement of cash flows for the nine months ending September 30, 2013
Willis Group Holdings - the Parent Issuer
Net cash used in operating activities	$(43)	$16	$(27)
Net cash provided by investing activities	—	68	68
Net cash provided by (used in) financing activities	45	(84)	(39)
The Guarantors
Net cash used in operating activities	$(99)	$(20)	$(119)
Net cash (used in) provided by investing activities	(13)	141	128
Net cash provided by (used in) financing activities	115	(121)	(6)
Other
Net cash provided by operating activities	$508	$11	$519
Net cash used in investing activities	(92)	(294)	(386)
Net cash used in financing activities	(292)	283	(9)
Consolidating adjustments
Net cash used in operating activities	$—	$(7)	$(7)
Net cash provided by investing activities	—	85	85
Net cash used in financing activities	—	(78)	(78)

Notes to the financial statements
 (Unaudited)
23. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$2	$806	$—	$808
Investment income	—	—	4	—	4
Other income	—	—	—	—	—
Total revenues	—	2	810	—	812
EXPENSES
Salaries and benefits	—	(23)	(546)	—	(569)
Other operating expenses	(4)	(31)	(121)	—	(156)
Depreciation expense	—	(5)	(18)	—	(23)
Amortization of intangible assets	—	—	(13)	—	(13)
Restructuring costs	—	(2)	(15)	—	(17)
Total expenses	(4)	(61)	(713)	—	(778)
OPERATING (LOSS) INCOME	(4)	(59)	97	—	34
Other (expense) income, net	(10)	5	(4)	—	(9)
Income from group undertakings	—	86	23	(109)	—
Expenses due to group undertakings	—	(25)	(84)	109	—
Interest expense	(11)	(19)	(4)	—	(34)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(25)	(12)	28	—	(9)
Income taxes	—	15	(17)	—	(2)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(25)	3	11	—	(11)
Interest in earnings of associates, net of tax	—	3	—	—	3
Equity account for subsidiaries	18	11	—	(29)	—
NET (LOSS) INCOME	(7)	17	11	(29)	(8)
Less: Net income attributable to noncontrolling interests	—	—	1	—	1
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(7)	$17	$12	$(29)	$(7)

Willis Group Holdings plc

23. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Statement of Comprehensive Loss

	Three months ended September 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive (loss)	$(82)	$(55)	$(41)	$94	$(84)
Less: comprehensive loss attributable to noncontrolling interests	—	—	2	—	2
TOTAL COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(82)	$(55)	$(39)	$94	$(82)

Notes to the financial statements
 (Unaudited)
23. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$2	$789	$—	$791
Investment income	—	—	4	—	4
Total revenues	—	2	793	—	795
EXPENSES
Salaries and benefits	—	(48)	(493)	—	(541)
Other operating expenses	(3)	(39)	(107)	—	(149)
Depreciation expense	—	(6)	(15)	—	(21)
Amortization of intangible assets	—	—	(14)	—	(14)
Total expenses	(3)	(93)	(629)	—	(725)
OPERATING (LOSS) INCOME	(3)	(91)	164	—	70
Other income (expense), net	5	(3)	3	—	5
Income from group undertakings	—	100	21	(121)	—
Expenses due to group undertakings	—	(21)	(100)	121	—
Loss on extinguishment of debt	—	(60)	—	—	(60)
Interest expense	(11)	(18)	(1)	—	(30)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS (LOSSES) OF ASSOCIATES	(9)	(93)	87	—	(15)
Income taxes	—	2	(13)	—	(11)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS (LOSSES) OF ASSOCIATES	(9)	(91)	74	—	(26)
Interest in earnings (losses) of associates, net of tax	—	3	(4)	—	(1)
Equity account for subsidiaries	(18)	68	—	(50)	—
NET (LOSS) INCOME	(27)	(20)	70	(50)	(27)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(27)	$(20)	$70	$(50)	$(27)

Willis Group Holdings plc

23. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$45	$51	$124	$(174)	$46
Less: comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$45	$51	$123	$(174)	$45

Notes to the financial statements
 (Unaudited)
23. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$6	$2,822	$—	$2,828
Investment income	—	—	12	—	12
Other income	—	—	4	—	4
Total revenues	—	6	2,838	—	2,844
EXPENSES
Salaries and benefits	(1)	(59)	(1,654)	—	(1,714)
Other operating expenses	(13)	(111)	(370)	—	(494)
Depreciation expense	—	(16)	(54)	—	(70)
Amortization of intangible assets	—	—	(38)	—	(38)
Restructuring costs	—	(4)	(16)	—	(20)
Total expenses	(14)	(190)	(2,132)	—	(2,336)
OPERATING (LOSS) INCOME	(14)	(184)	706	—	508
Other (expense) income, net	(11)	(223)	(8)	230	(12)
Income from group undertakings	—	275	77	(352)	—
Expenses due to group undertakings	—	(78)	(274)	352	—
Interest expense	(32)	(60)	(9)	—	(101)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(57)	(270)	492	230	395
Income taxes	—	44	(168)	—	(124)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(57)	(226)	324	230	271
Interest in earnings of associates, net of tax	—	8	11	—	19
Equity account for subsidiaries	343	554	—	(897)	—
NET INCOME	286	336	335	(667)	290
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$286	$336	$331	$(667)	$286

Willis Group Holdings plc

23. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$244	$297	$316	$(610)	$247
Less: comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$244	$297	$313	$(610)	$244

Notes to the financial statements
 (Unaudited)
23. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$5	$2,717	$—	$2,722
Investment income	—	—	11	—	11
Other income	—	—	3	—	3
Total revenues	—	5	2,731	—	2,736
EXPENSES
Salaries and benefits	(1)	(93)	(1,544)	—	(1,638)
Other operating expenses	(5)	(156)	(309)	—	(470)
Depreciation expense	—	(18)	(50)	—	(68)
Amortization of intangible assets	—	—	(42)	—	(42)
Total expenses	(6)	(267)	(1,945)	—	(2,218)
OPERATING (LOSS) INCOME	(6)	(262)	786	—	518
Other income (expense), net	3	(2)	14	—	15
Income from group undertakings	—	325	65	(390)	—
Expenses due to group undertakings	(1)	(64)	(325)	390	—
Loss on extinguishment of debt	—	(60)	—	—	(60)
Interest expense	(32)	(57)	(4)	—	(93)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(36)	(120)	536	—	380
Income taxes	—	10	(98)	—	(88)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(36)	(110)	438	—	292
Interest in earnings of associates, net of tax	—	7	4	—	11
Equity account for subsidiaries	333	431	—	(764)	—
NET INCOME	297	328	442	(764)	303
Less: Net income attributable to noncontrolling interests	—	—	(6)	—	(6)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$297	$328	$436	$(764)	$297

Willis Group Holdings plc

23. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$339	$369	$449	$(812)	$345
Less: comprehensive income attributable to noncontrolling interests	—	—	(6)	—	(6)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$339	$369	$443	$(812)	$339

Notes to the financial statements
 (Unaudited)
23. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of September 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4	$2	$650	$—	$656
Accounts receivable, net	—	3	1,018	—	1,021
Fiduciary assets	—	—	8,836	—	8,836
Deferred tax assets	—	—	8	—	8
Other current assets	1	61	201	(34)	229
Assets held for sale	—	—	74	—	74
Amounts due from group undertakings	3,749	693	1,190	(5,632)	—
Total current assets	3,754	759	11,977	(5,666)	10,824
NON-CURRENT ASSETS
Investments in subsidiaries	—	3,889	—	(3,889)	—
Fixed assets, net	—	64	417	—	481
Goodwill	—	—	2,803	—	2,803
Other intangible assets, net	—	—	331	—	331
Investments in associates	—	150	27	—	177
Deferred tax assets	—	—	12	—	12
Pension benefits asset	—	—	384	—	384
Other non-current assets	3	11	182	—	196
Non-current amounts due from group undertakings	—	728	—	(728)	—
Total non-current assets	3	4,842	4,156	(4,617)	4,384
TOTAL ASSETS	$3,757	$5,601	$16,133	$(10,283)	$15,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$8,836	$—	$8,836
Deferred revenue and accrued expenses	2	24	455	—	481
Income taxes payable	—	—	77	(34)	43
Short-term debt and current portion of long-term debt	—	165	—	—	165
Deferred tax liabilities	—	—	19	—	19
Other current liabilities	57	28	360	—	445
Liabilities held for sale	—	—	16	—	16
Amounts due to group undertakings	—	4,802	830	(5,632)	—
Total current liabilities	59	5,019	10,593	(5,666)	10,005

Willis Group Holdings plc

23. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (continued)

	As of September 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NON-CURRENT LIABILITIES
Investments in subsidiaries	645	—	—	(645)	—
Long-term debt	795	1,352	1	—	2,148
Liabilities for pension benefits	—	—	122	—	122
Deferred tax liabilities	—	1	109	—	110
Provisions for liabilities	—	—	203	—	203
Other non-current liabilities	—	7	340	—	347
Non-current amounts due to group undertakings	—	—	728	(728)	—
Total non-current liabilities	1,440	1,360	1,503	(1,373)	2,930
TOTAL LIABILITIES	$1,499	$6,379	$12,096	$(7,039)	$12,935

EQUITY
Total Willis Group Holdings stockholders’ equity	2,258	(778)	4,022	(3,244)	2,258
Noncontrolling interests	—	—	15	—	15
Total equity	2,258	(778)	4,037	(3,244)	2,273
TOTAL LIABILITIES AND EQUITY	$3,757	$5,601	$16,133	$(10,283)	$15,208

Notes to the financial statements
 (Unaudited)
23. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Willis Group Holdings plc

23. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Notes to the financial statements
 (Unaudited)
23. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(39)	$360	$209	$(249)	$281
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	1	4	(1)	4
Additions to fixed assets	—	(15)	(67)	1	(81)
Additions to intangible assets	—	—	(3)	—	(3)
Acquisitions of subsidiaries, net of cash acquired	—	—	(47)	—	(47)
Payments to acquire other investments	—	—	(8)	—	(8)
Proceeds from disposal of operations, net of cash disposed	—	—	18	—	18
Proceeds from intercompany investing activities	291	120	347	(758)	—
Repayments of intercompany investing activities	—	(94)	(58)	152	—
Net cash provided by (used in) investing activities	291	12	186	(606)	(117)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	(3)	—	(3)
Repayments of debt	—	(11)	—	—	(11)
Repurchase of shares	(200)	—	—	—	(200)
Proceeds from issue of shares	106	—	—	—	106
Excess tax benefits from share-based payment arrangement	—	—	2	—	2
Dividends paid	(157)	—	(249)	249	(157)
Acquisition of noncontrolling interests	—	(4)	—	—	(4)
Dividends paid to noncontrolling interests	—	—	(16)	—	(16)
Proceeds from intercompany financing activities	—	58	94	(152)	—
Repayments of intercompany financing activities	—	(416)	(342)	758	—
Net cash used in financing activities	(251)	(373)	(514)	855	(283)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(1)	(119)	—	(119)
Effect of exchange rate changes on cash and cash equivalents	—	—	(21)	—	(21)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	3	790	—	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4	$2	$650	$—	$656

Willis Group Holdings plc

23. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2013
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(27)	$(119)	$519	$(7)	$366
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	2	7	—	9
Additions to fixed assets	—	(15)	(63)	—	(78)
Additions to intangible assets	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	(30)	—	(30)
Payments to acquire other investments	—	—	(5)	—	(5)
Proceeds from intercompany investing activities	217	141	3	(361)	—
Repayments of intercompany investing activities	(149)	—	(297)	446	—
Net cash provided by (used in) investing activities	68	128	(386)	85	(105)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	2	—	2
Senior notes issued	—	522	—	—	522
Debt issuance costs	—	(8)	—	—	(8)
Repayments of debt	—	(532)	—	—	(532)
Tender premium on extinguishment of debt	—	(65)	—	—	(65)
Proceeds from issue of shares	105	—	—	—	105
Excess tax benefits from share-based payment arrangement	—	—	1	—	1
Dividends paid	(144)	—	(7)	7	(144)
Acquisition of noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	(9)	—	(9)
Proceeds from intercompany financing activities	—	297	149	(446)	—
Repayments of intercompany financing activities	—	(220)	(141)	361	—
Net cash used in financing activities	(39)	(6)	(9)	(78)	(132)
INCREASE IN CASH AND CASH EQUIVALENTS	2	3	124	—	129
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$3	$617	$—	$623

Notes to the financial statements
 (Unaudited)

24.	FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
Trinity Acquisition Limited (previously registered as Trinity Acquisition plc) has $525 million senior notes outstanding that were issued on August 15, 2013.
All direct obligations under the senior notes were jointly and severally, irrevocably and fully, and unconditionally guaranteed by Willis Netherlands Holdings B.V, Willis Investment UK Holdings Limited, TA I Limited, Willis Group Limited and Willis North America, Inc, collectively the 'Other Guarantors', and with Willis Group Holdings, the 'Guarantor Companies'.
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by the Company and Willis North America (the ‘Willis North America Debt Securities’) in that Trinity Acquisition Limited is the issuer and not a subsidiary guarantor, and Willis North America, Inc. is a subsidiary guarantor.
The guarantee of the guarantors will be deemed to be automatically discharged and released in accordance with the terms of the indenture upon release or discharge of the indebtedness or upon sale of the subsidiary or its assets.
The condensed consolidating financial information for the following entities is presented below:

(i)Willis Group Holdings, which is a guarantor, on a parent company only basis;

(ii)
the Other Guarantors, which are wholly owned subsidiaries (directly or indirectly) of the parent. Willis Netherlands B.V, Willis Investment UK Holdings Limited, and TA 1 Limited are all direct or indirect parents of the issuer, and Willis Group Limited and Willis North America, Inc are direct or indirect wholly owned subsidiaries of the issuer;

(iii)Trinity Acquisition Limited, which is the issuer and is a 100 percent indirectly owned subsidiary of the parent;

(iv)Other, which are the non-guarantor subsidiaries, on a combined basis;

(v)Consolidating adjustments; and

(vi)the Consolidated Company.
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets as of September 30, 2014 of Willis Group Holdings, the Other Guarantors, and the Issuer.
The entities included in the Other Guarantors column as of September 30, 2014 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, Willis North America, TA I Limited, and Willis Group Limited.

Restatement to 2013 financial information

Regulation S-X, Article 3, Rule 3-10, allows for the presentation of condensed consolidating financial information. In accordance with these rules, the condensed consolidating financial information should be presented in accordance with US GAAP, except that (i) the guarantor and non-guarantor information is presented on a combined rather than consolidated basis, which requires the elimination of intra-entity activity and (ii) investments in subsidiaries are required to be presented under the equity method of accounting. Subsequent to the issuance of our financial statements for the third quarter 2013, management determined that certain balances were not presented in accordance with the above principles and have therefore restated our condensed consolidating financial information to reflect (i) gross, rather than net, presentation of intercompany balance sheet positions, (ii) dividends received from subsidiaries as reductions to the equity method investment balances as opposed to component of investment income from group undertakings, and (iii) appropriate push down accounting for goodwill.

The impacts of these changes on the previously reported 2013 financial statements are shown in the tables below.

Willis Group Holdings plc

24. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As reclassified
	(millions)
Condensed consolidating statement of operations for the three months ended September 30, 2013
Willis Group Holdings
Operating income (loss)	$3	$(6)	$(3)
Net loss attributable to Willis Group Holdings	(27)	—	(27)
The Other Guarantors
Operating loss	$(101)	$10	$(91)
Net loss attributable to Willis Group Holdings	(20)	—	(20)
The Issuer
Operating income	$—	$—	$—
Net loss attributable to Willis Group Holdings	(33)	—	(33)
Other
Operating income	$175	$(11)	$164
Net income attributable to Willis Group Holdings	101	(31)	70
Consolidating adjustments
Operating loss	$(2)	$2	$—
Net loss attributable to Willis Group Holdings	(48)	31	(17)

	As previously reported	Reclassifications	As reclassified
	(millions)
Condensed consolidating statement of operations for the nine months ended September 30, 2013
Willis Group Holdings
Operating loss	$(3)	$(3)	$(6)
Net income attributable to Willis Group Holdings	297	—	297
The Other Guarantors
Operating loss	$(268)	$6	$(262)
Net income attributable to Willis Group Holdings	328	—	328
The Issuer
Operating income	$—	$—	$—
Net income attributable to Willis Group Holdings	287	—	287
Other
Operating income	$569	$217	$786
Net income attributable to Willis Group Holdings	285	151	436
Consolidating adjustments
Operating income	$235	$(235)	$—
Net loss attributable to Willis Group Holdings	(900)	(151)	(1,051)

Notes to the financial statements
 (Unaudited)
24. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the three months ended September 30, 2013
Willis Group Holdings
Comprehensive income attributable to Willis Group Holdings	$45	$—	$45
The Other Guarantors
Comprehensive income attributable to Willis Group Holdings	$51	$—	$51
The Issuer
Comprehensive income attributable to Willis Group Holdings	$31	$—	$31
Other
Comprehensive income attributable to Willis Group Holdings	$154	$(31)	$123
Consolidating adjustments
Comprehensive loss attributable to Willis Group Holdings	$(236)	$31	$(205)

	As previously reported	Reclassifications	As reclassified
	(millions)
Condensed consolidating statement of comprehensive income for the nine months ended September 30, 2013
Willis Group Holdings
Comprehensive income attributable to Willis Group Holdings	$339	$—	$339
The Other Guarantors
Comprehensive income attributable to Willis Group Holdings	$369	$—	$369
The Issuer
Comprehensive income attributable to Willis Group Holdings	$326	$—	$326
Other
Comprehensive income attributable to Willis Group Holdings	$292	$151	$443
Consolidating adjustments
Comprehensive loss attributable to Willis Group Holdings	$(987)	$(151)	$(1,138)

Willis Group Holdings plc

24. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

	As previously reported	Reclassifications	As reclassified
	(millions)
Condensed consolidating statement of cash flows for the nine months ending September 30, 2013
Willis Group Holdings
Net cash used in operating activities	$(43)	$16	$(27)
Net cash provided by investing activities	—	68	68
Net cash provided by (used in) financing activities	45	(84)	(39)
The Other Guarantors
Net cash (used in) provided by operating activities	$(120)	$720	$600
Net cash used in investing activities	(13)	(492)	(505)
Net cash provided by (used in) financing activities	136	(228)	(92)
The Issuer
Net cash provided by (used in) operating activities	$21	$(183)	$(162)
Net cash (used in) investing activities	—	(341)	(341)
Net cash (used in) provided by financing activities	(21)	524	503
Other
Net cash provided by operating activities	$508	$11	$519
Net cash used in investing activities	(92)	(294)	(386)
Net cash used in financing activities	(292)	283	(9)
Consolidating adjustments
Net cash used in operating activities	$—	$(564)	$(564)
Net cash provided by investing activities	—	1,059	1,059
Net cash (used in) financing activities	—	(495)	(495)

Notes to the financial statements
 (Unaudited)
24. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$2	$—	$806	$—	$808
Investment income	—	—	—	4	—	4
Total revenues	—	2	—	810	—	812
EXPENSES
Salaries and benefits	—	(23)	—	(546)	—	(569)
Other operating expenses	(4)	(31)	—	(121)	—	(156)
Depreciation expense	—	(5)	—	(18)	—	(23)
Amortization of intangible assets	—	—	—	(13)	—	(13)
Restructuring costs	—	(2)	—	(15)	—	(17)
Total expenses	(4)	(61)	—	(713)	—	(778)
OPERATING (LOSS) INCOME	(4)	(59)	—	97	—	34
Other (expense) income, net	(10)	5	—	(4)	—	(9)
Income from group undertakings	—	90	24	23	(137)	—
Expenses due to group undertakings	—	(45)	(8)	(84)	137	—
Interest expense	(11)	(10)	(9)	(4)	—	(34)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(25)	(19)	7	28	—	(9)
Income taxes	—	16	(1)	(17)	—	(2)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(25)	(3)	6	11	—	(11)
Interest in earnings of associates, net of tax	—	3	—	—	—	3
Equity account for subsidiaries	18	17	(4)	—	(31)	—
NET (LOSS) INCOME	(7)	17	2	11	(31)	(8)
Less: Net loss attributable to noncontrolling interests	—	—	—	1	—	1
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(7)	$17	$2	$12	$(31)	$(7)

Willis Group Holdings plc

24. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Loss

	Three months ended September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive loss	$(82)	$(55)	$(58)	$(41)	$152	$(84)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	2	—	2
TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(82)	$(55)	$(58)	$(39)	$152	$(82)

Notes to the financial statements
 (Unaudited)
24. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$2	$—	$789	$—	$791
Investment income	—	—	—	4	—	4
Total revenues	—	2	—	793	—	795
EXPENSES
Salaries and benefits	—	(48)	—	(493)	—	(541)
Other operating expenses	(3)	(39)	—	(107)	—	(149)
Depreciation expense	—	(6)	—	(15)	—	(21)
Amortization of intangible assets	—	—	—	(14)	—	(14)
Total expenses	(3)	(93)	—	(629)	—	(725)
OPERATING (LOSS) INCOME	(3)	(91)	—	164	—	70
Other income (expense), net	5	(3)	—	3	—	5
Income from group undertakings	—	106	17	21	(144)	—
Expenses due to group undertakings	—	(37)	(7)	(100)	144	—
Loss on extinguishment of debt	—	(60)	—	—	—	(60)
Interest expense	(11)	(13)	(5)	(1)	—	(30)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS (LOSSES) OF ASSOCIATES	(9)	(98)	5	87	—	(15)
Income taxes	—	4	(2)	(13)	—	(11)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS (LOSSES) OF ASSOCIATES	(9)	(94)	3	74	—	(26)
Interest in earnings (losses) of associates, net of tax	—	3	—	(4)	—	(1)
Equity account for subsidiaries	(18)	71	(36)	—	(17)	—
NET (LOSS) INCOME	(27)	(20)	(33)	70	(17)	(27)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(27)	$(20)	$(33)	$70	$(17)	$(27)

Willis Group Holdings plc

24. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$45	$51	$31	$124	$(205)	$46
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$45	$51	$31	$123	$(205)	$45

Notes to the financial statements
 (Unaudited)
24. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$6	$—	$2,822	$—	$2,828
Investment income	—	—	—	12	—	12
Other income	—	—	—	4	—	4
Total revenues	—	6	—	2,838	—	2,844
EXPENSES
Salaries and benefits	(1)	(59)	—	(1,654)	—	(1,714)
Other operating expenses	(13)	(111)	—	(370)	—	(494)
Depreciation expense	—	(16)	—	(54)	—	(70)
Amortization of intangible assets	—	—	—	(38)	—	(38)
Restructuring costs	—	(4)	—	(16)	—	(20)
Total expenses	(14)	(190)	—	(2,132)	—	(2,336)
OPERATING (LOSS) INCOME	(14)	(184)	—	706	—	508
Other (expense) income, net	(11)	(223)	—	(8)	230	(12)
Income from group undertakings	—	293	69	77	(439)	—
Expenses due to group undertakings	—	(143)	(22)	(274)	439	—
Interest expense	(32)	(33)	(27)	(9)	—	(101)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(57)	(290)	20	492	230	395
Income taxes	—	48	(4)	(168)	—	(124)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(57)	(242)	16	324	230	271
Interest in earnings of associates, net of tax	—	8	—	11	—	19
Equity account for subsidiaries	343	570	253	—	(1,166)	—
NET INCOME	286	336	269	335	(936)	290
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$286	$336	$269	$331	$(936)	$286

Willis Group Holdings plc

24. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$244	$297	$241	$316	$(851)	$247
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(3)	—	(3)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$244	$297	$241	$313	$(851)	$244

Notes to the financial statements
 (Unaudited)
24. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$5	$—	$2,717	$—	$2,722
Investment income	—	—	—	11	—	11
Other income	—	—	—	3	—	3
Total revenues	—	5	—	2,731	—	2,736
EXPENSES
Salaries and benefits	(1)	(93)	—	(1,544)	—	(1,638)
Other operating expenses	(5)	(156)	—	(309)	—	(470)
Depreciation expense	—	(18)	—	(50)	—	(68)
Amortization of intangible assets	—	—	—	(42)	—	(42)
Total expenses	(6)	(267)	—	(1,945)	—	(2,218)
OPERATING (LOSS) INCOME	(6)	(262)	—	786	—	518
Other income (expense), net	3	(2)	—	14	—	15
Income from group undertakings	—	344	45	65	(454)	—
Expenses due to group undertakings	(1)	(108)	(20)	(325)	454	—
Loss on extinguishment of debt	—	(60)	—	—	—	(60)
Interest expense	(32)	(48)	(9)	(4)	—	(93)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(36)	(136)	16	536	—	380
Income taxes	—	14	(4)	(98)	—	(88)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(36)	(122)	12	438	—	292
Interest in earnings of associates, net of tax	—	7	—	4	—	11
Equity account for subsidiaries	333	443	275	—	(1,051)	—
NET INCOME	297	328	287	442	(1,051)	303
Less: Net income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$297	$328	$287	$436	$(1,051)	$297

Willis Group Holdings plc

24. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$339	$369	$326	$449	$(1,138)	$345
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$339	$369	$326	$443	$(1,138)	$339

Notes to the financial statements
 (Unaudited)
24. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4	$2	$—	$650	$—	$656
Accounts receivable, net	—	3	—	1,018	—	1,021
Fiduciary assets	—	—	—	8,836	—	8,836
Deferred tax assets	—	—	—	8	—	8
Other current assets	1	69	1	201	(43)	229
Assets held for sale	—	—	—	74	—	74
Amounts due from group undertakings	3,749	1,122	804	1,190	(6,865)	—
Total current assets	3,754	1,196	805	11,977	(6,908)	10,824
NON-CURRENT ASSETS
Investments in subsidiaries	—	3,833	2,969	—	(6,802)	—
Fixed assets, net	—	64	—	417	—	481
Goodwill	—	—	—	2,803	—	2,803
Other intangible assets, net	—	—	—	331	—	331
Investments in associates	—	150	—	27	—	177
Deferred tax assets	—	—	—	12	—	12
Pension benefits asset	—	—	—	384	—	384
Other non-current assets	3	3	8	182	—	196
Non-current amounts due from group undertakings	—	729	518	—	(1,247)	—
Total non-current assets	3	4,779	3,495	4,156	(8,049)	4,384
TOTAL ASSETS	$3,757	$5,975	$4,300	$16,133	$(14,957)	$15,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$8,836	$—	$8,836
Deferred revenue and accrued expenses	2	24	—	455	—	481
Income taxes payable	—	—	9	77	(43)	43
Short-term debt and current portion of long-term debt	—	150	15	—	—	165
Deferred tax liabilities	—	—	—	19	—	19
Other current liabilities	57	24	4	360	—	445
Liabilities held for sale	—	—	—	16	—	16
Amounts due to group undertakings	—	5,447	588	830	(6,865)	—
Total current liabilities	59	5,645	616	10,593	(6,908)	10,005

Willis Group Holdings plc

24. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (continued)

	As of September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NON-CURRENT LIABILITIES
Investments in subsidiaries	645	—	—	—	(645)	—
Long-term debt	795	581	771	1	—	2,148
Liabilities for pension benefits	—	—	—	122	—	122
Deferred tax liabilities	—	1	—	109	—	110
Provisions for liabilities	—	—	—	203	—	203
Other non-current liabilities	—	7	—	340	—	347
Non-current amounts due to group undertakings	—	519	—	728	(1,247)	—
Total non-current liabilities	1,440	1,108	771	1,503	(1,892)	2,930
TOTAL LIABILITIES	$1,499	$6,753	$1,387	$12,096	$(8,800)	$12,935

EQUITY
Total Willis Group Holdings stockholders’ equity	2,258	(778)	2,913	4,022	(6,157)	2,258
Noncontrolling interests	—	—	—	15	—	15
Total equity	2,258	(778)	2,913	4,037	(6,157)	2,273
TOTAL LIABILITIES AND EQUITY	$3,757	$5,975	$4,300	$16,133	$(14,957)	$15,208

Notes to the financial statements
 (Unaudited)
24. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Willis Group Holdings plc

24. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Notes to the financial statements
 (Unaudited)
24. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(39)	$350	$10	$209	$(249)	$281
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	1	—	4	(1)	4
Additions to fixed assets	—	(15)	—	(67)	1	(81)
Additions to intangible assets	—	—	—	(3)	—	(3)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(47)	—	(47)
Payments to acquire other investments	—	—	—	(8)	—	(8)
Proceeds from disposal of operations, net of cash disposed	—	—	—	18	—	18
Proceeds from intercompany investing activities	291	120	—	347	(758)	—
Repayments of intercompany investing activities	—	(94)	—	(58)	152	—
Net cash provided by (used in) investing activities	291	12	—	186	(606)	(117)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(3)	—	(3)
Repayments of debt	—	—	(11)	—	—	(11)
Repurchase of shares	(200)	—	—	—	—	(200)
Proceeds from issue of shares	106	—	—	—	—	106
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(157)	—	—	(249)	249	(157)
Acquisition of noncontrolling interests	—	(4)	—	—	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(16)	—	(16)
Proceeds from intercompany financing activities	—	57	1	94	(152)	—
Repayments of intercompany financing activities	—	(416)	—	(342)	758	—
Net cash used in financing activities	(251)	(363)	(10)	(514)	855	(283)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(1)	—	(119)	—	(119)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(21)	—	(21)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	3	—	790	—	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4	$2	$—	$650	$—	$656

Willis Group Holdings plc

24. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(27)	$600	$(162)	$519	$(564)	$366
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	2	—	7	—	9
Additions to fixed assets	—	(15)	—	(63)	—	(78)
Additions to intangible assets	—	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(30)	—	(30)
Payments to acquire other investments	—	—	—	(5)	—	(5)
Proceeds from intercompany investing activities	217	65	132	3	(417)	—
Repayments of intercompany investing activities	(149)	(557)	(473)	(297)	1,476	—
Net cash provided by (used in) investing activities	68	(505)	(341)	(386)	1,059	(105)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	—	2	—	2
Senior notes issued	—	—	522	—	—	522
Debt issuance costs	—	—	(8)	—	—	(8)
Repayments of debt	—	(521)	(11)	—	—	(532)
Tender premium on extinguishment of senior notes	—	(65)	—	—	—	(65)
Proceeds from issue of shares	105	—	—	—	—	105
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	(144)	—	(557)	(7)	564	(144)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(9)	—	(9)
Proceeds from intercompany financing activities	—	714	613	149	(1,476)	—
Repayments of intercompany financing activities	—	(220)	(56)	(141)	417	—
Net cash (used in) provided by financing activities	(39)	(92)	503	(9)	(495)	(132)
INCREASE IN CASH AND CASH EQUIVALENTS	2	3	—	124	—	129
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6)	—	(6)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1	—	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$3	$—	$617	$—	$623

Business discussion

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion includes references to non-GAAP financial measures as defined in Regulation G of the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, specifically, organic growth in commissions and fees, underlying revenues, underlying total expenses, underlying salaries and benefits, underlying other operating expenses, underlying operating margin, underlying operating income, underlying earnings before interest, tax, depreciation, and amortization ('EBITDA'), underlying net income, and underlying earnings per diluted share. We believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis.
Organic growth in commissions and fees excludes the impact of acquisitions and disposals, period over period movements in foreign currency, and investment and other income from growth in revenues.
Underlying revenues, underlying total expenses, underlying salaries and benefits, underlying other operating expenses, underlying operating income, underlying EBITDA, underlying net income, and underlying earnings per diluted share are calculated by excluding the impact of certain specified items and period over period movements in foreign currency from total revenues, total expenses, salaries and benefits, other operating expenses, operating income, net (loss) income, and earnings per diluted share, respectively, the most directly comparable GAAP measures.
Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, these condensed consolidated financial statements for the three and nine months ended September 30, 2014.
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

EXECUTIVE SUMMARY
Business Overview
We provide a broad range of insurance broking, risk management, and consulting services to our clients worldwide and organize our business into three segments: Global, North America, and International.
Our Global business provides specialist brokerage and consulting services to clients worldwide arising from specific industries, activities, and risks and includes the following business units: Property, Casualty and Construction, Natural Resources; Transport, which incorporates our Aerospace and Marine businesses; People, Political and Terrorism risk; Fine Art, Jewelry and Specie; Hughes-Gibbs; Financial and Executive risks; Willis Capital Markets & Advisory; UK retail operations; Facultative and Wholesale solutions; Reinsurance; and Captives management.
North America and International comprise our retail operations, excluding the United Kingdom. Our retail operations provide services to small, medium, and large corporations. Included in our retail operations is the Human Capital and Benefits practice, our largest product-based practice group, which provides health, welfare and human resources consulting, and brokerage services.
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

Willis Group Holdings plc

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
The industry and market in general throughout 2011 and early 2012 experienced a modest increase in catastrophe-exposed property insurance and reinsurance pricing levels driven by significant catastrophe losses including the Japanese earthquake and tsunami, the New Zealand earthquake and, late in 2012, Super Storm Sandy. Also during that period, direct carriers in North America, facing persistent low investment returns, started to modestly raise rates in certain products. This firming rate environment, however, generally did not extend beyond North America to impact our International retail business.
Early in 2013, the reinsurance market was generally flat; however, as the year progressed we saw changing market sentiment driven by changes in the sources of capital and increases in capital supply in the reinsurance market, most notably within the North American catastrophe-exposed property market. The influx of third-party capital coupled with changes to reinsurance buying patterns and regulatory complexity is leading to growing complexity in the reinsurance market and a softening of prices.
We have noted a continuation of this trend, and signs of acceleration, towards softening reinsurance rates across almost all classes of business and geographies as positive 2013 results for traditional reinsurers;the supply of capital from third-party investors have added further to the oversupply of capacity. While we are feeling the impact of the softening rates to a degree, we are helping to guide clients through complex decisions in an evolving marketplace.
The outlook for our business, operating results, and financial condition continues to be challenging due to the global economic condition. There are signs of improving conditions both in the United States, and within certain European Union countries, including a return to sustained GDP growth in certain countries. However, if conditions in the Global economy, including the United States, the United Kingdom and the Eurozone deteriorate, there will likely be a negative effect on our business as well as the businesses of our clients.
In the face of this challenging economic environment, we have adopted a strategy to (1) invest selectively in growth areas, defined by geography, industry sector, and client segment and (2) better coordinate our three segments so as tobring our clients greater access to the Company's specialty areas and analytical capabilities, among other things. Our growth strategy also involves increasing our investment in, and deployment of, our analytical capabilities.
Financial Performance
Consolidated Financial Performance
Results: third quarter 2014
Total revenues of $812 million for third quarter 2014 were $17 million, or 2.1 percent, higher than in third quarter 2013. Underlying revenues, which exclude $3 million of unfavorable foreign currency movements, were $20 million, or 2.5 percent, higher than the year-ago period.
Total commissions and fees for third quarter 2014 were $808 million, up $17 million or 2.1 percent, from $791 million in the prior year quarter. Organic commissions and fees growth, which excludes a negative 0.4 percent impact from foreign currency movements, was 2.5 percent.
Total expenses in third quarter 2014 of $778 million were $53 million, or 7.3 percent, higher than in third quarter 2013. Underlying total expenses, which exclude $7 million of negative foreign currency movements, $17 million of restructuring charges relating to the Operational Improvement Program, and $1 million of debt tender fees incurred in third quarter 2013, were $30 million, or 4.1 percent higher than the year-ago period.

Business discussion

This is primarily due to increased salaries and benefits expense, driven by increased headcount and pay reviews, and higher other operating expenses from travel, accommodation and entertainment expenses, and systems related expenses.
Other (expense) income, net in third quarter 2014 was a net expense of $9 million compared with a net income of $5 million in third quarter 2013. The $14 million adverse movement versus the year-ago period is due to the impact of the revaluation of our non-functional currency assets and liabilities.The primary currency drivers of this change were movements in the Venezuelan Bolivar, the Euro and the Pound sterling against the US dollar.
The income tax charge of $2 million for third quarter 2014 was $9 million lower than the third quarter 2013 charge of $11 million. The third quarter 2014 tax charge included a $4 million catch up charge as a result of an increase in the estimate of annual effective tax rate applied to the ordinary income of the prior two quarters. The tax rate in the third quarter 2013 was high mainly due to charges related to the early extinguishment of debt that was issued by Willis North America in a prior period. As previously disclosed, the Company had a valuation allowance against net US deferred tax assets therefore no tax benefit was recognized for the debt extinguishment charges. This resulted in a large negative tax rate for that period.
Interest in earnings of associates, net of tax, was $3 million in third quarter 2014, up from a loss of $1 million in third quarter 2013. This was primarily due to an improvement in the performance of our principal associate, Gras Savoye.
Net loss attributable to Willis shareholders was $7 million or $0.04 per diluted share in third quarter 2014 compared to net loss of $27 million or $0.15 per diluted share in third quarter 2013.
Foreign currency movements had a $0.10 negative impact on earnings per diluted share in third quarter 2014 compared to third quarter 2013.
Results: nine months ended September 30, 2014
Total revenues of $2,844 million for first nine months 2014 were $108 million, or 3.9 percent, higher than in first nine months 2013. Underlying revenues, which exclude $5 million of favorable foreign currency movements, increased $103 million, or 3.8 percent versus the year-ago period.
Total commissions and fees for first nine months 2014 were $2,828 million, up $106 million or 3.9 percent, from $2,722 million in the prior year. Organic commissions and fees growth, which exclude a positive 0.2 percent impact from foreign currency movements, partially offset by a negative 0.1 percent impact from acquisitions and disposals, was 3.8 percent.
Total expenses of $2,336 million were $118 million, or 5.3 percent, higher than in first nine months 2013. Underlying total expenses, which exclude $30 million of negative foreign currency movements, $20 million of expense relating to the Operational Improvement Program in first nine months 2014, $46 million of expense relating to the Expense Reduction Initiative and $1 million fees related to the extinguishment of debt in first nine months 2013, increased $115 million, or 5.2 percent, versus the year-ago period.
This is primarily due to underlying salaries and benefits which are up $83 million, driven by increased headcount and pay reviews, and underlying other operating expenses which are up $30 million as a result of higher travel, accommodation and entertainment expenses, and system related charges.
Other (expense) income, net in first nine months 2014 was a net expense of $12 million compared with a net income of $15 million in first nine months 2013. In addition to the issues noted above, the $27 million adverse movement included the $14 million impact of the the re-measurement of Venezuelan bolivar denominated assets, as a result of the Venezuelan government's expansion of use of the auction market rate.
The income tax charge of $124 million for first nine months 2014 was $36 million higher than the first nine months 2013 charge of $88 million. The tax rate for the first nine months 2014 was 31 percent compared with 23 percent in the year-ago period. The higher tax rate in the first nine months 2014 was partly due to the expectation of paying current taxes in the United States in 2014, which resulted in a higher tax charge on US income in the current period compared with the prior period. In addition, there was a $21 million increase in the US valuation allowance against deferred tax assets. This was an incremental increase to the valuation allowance caused by the release of provisions for uncertain tax positions.
Interest in earnings of associates, net of tax, increased by $8 million primarily due to the year-on-year improvement in the results of Gras Savoye.Net income attributable to shareholders was $286 million or $1.57 per diluted share in first nine months 2014 compared with net income of $297 million or $1.67 per diluted share in first nine months 2013.

Willis Group Holdings plc

Foreign currency movements had a $0.16 negative impact on earnings per diluted share in first nine months 2014 compared to first nine months 2013.

Pension Expense
We recorded net pension income on our UK defined benefit pension plan of $3 million in third quarter 2014 compared with $1 million in third quarter 2013. The $2 million increase was primarily due to higher expected returns on plan assets, partially offset by higher interest costs.
We recorded net pension income on our US defined benefit pension plan of $2 million in third quarter 2014 compared with $nil in third quarter 2013. The increase was primarily due to the reduction in amortization of actuarial losses in third quarter 2014 compared to third quarter 2013.
On our other defined benefit pension plans, we recorded a net pension cost of $1 million in third quarter 2014 compared with $nil in third quarter 2013.
We recorded net pension income on our UK defined benefit pension plan of $9 million in first nine months 2014 and $4 million in first nine months 2013. The $5 million increase was primarily due to higher expected returns on plan assets, partially offset by higher interest and service costs.
On our US defined benefit pension plan we recorded a net pension income of $6 million in first nine months 2014 compared with $2 million in first nine months 2013. The $4 million increase was primarily due to higher expected returns on plan assets and the reduction in amortization of actuarial losses.
On our other defined benefit pension plans, we recorded a net pension cost of $3 million in both first nine months 2014 and first nine months 2013.

Associates
The Company currently owns approximately 30 percent of our principal associate Gras Savoye, as does the private equity firm Astorg Partners and the original family shareholders. The previous shareholders' agreement provided a call option for us to acquire full ownership of the company in 2015. The amended shareholders' agreement, dated as of April 15, 2013, extended the exercise date of the call option by one year to June 2016, providing additional time for all parties to plan for the proposed transition in 2016. Additionally, the call option is based on an agreed-upon formula for determining enterprise and equity value of Gras Savoye in 2016, which depends on Gras Savoye's 2014 and 2015 consolidated accounts. The formula is based on a weighting of revenue and EBITDA averaged over a one-to-two year period to which certain pre-determined market multiples would be applied, the potential range of market multiples having been narrowed from the previous agreement.

Acquisitions and Disposals
In October 2014, the Company

•
received regulatory approval for the acquisition of a controlling stake of approximately 75 percent in Max Matthiessen, a leading employee benefits adviser in Sweden, for approximately $198 million and subsequently completed that transaction; and

•
entered into exclusive talks with Miller Insurance Services LLP to create a London wholesale specialist broking firm. Any proposed transaction arising as a result of the talks will be subject to regulatory and other relevant approvals including the final approval of the Willis Group board and the partners of Miller.

Business discussion

In third quarter 2014, the Company

•	announced the acquisition of a range of Irish pension and financial advisory businesses from IFG Group plc. The transaction is subject to regulatory approval;

•
entered into an agreement to acquire the assets of SurePoint Reinsurance Advisors, LLC, a professional advisory and reinsurance broking firm. The transaction is expected to be completed early in the fourth quarter of this year; and

•
committed to sell retail insurance brokerage locations across the United States. These offices are Wilmington (Delaware), Moline (Illinois), Savannah (Georgia), Vero Beach (Florida), Wichita (Kansas), Cheyenne and Mills (Wyoming).

In second quarter 2014, the Company

•	disposed of the trade and assets of certain offices in Texas that were previously part of our North America retail operations; and

•
acquired Charles Monat Limited, a market-leading life insurance solutions adviser to high net worth clients and the transaction was completed once regulatory approval was received. The acquisition represents a key enhancement to our expanding Global Wealth Solutions practice, particularly in Asia.

In first quarter 2014, the Company

•	disposed of Insurance Noodle, a small online wholesale business in Willis North America and Philadelphia Benefits, LLC a small local service-oriented wholesale agency.

Operational Improvement Program
In April 2014, the Company announced an operational improvement program that would allow the Company to continue to strengthen its client service, realize operational efficiencies, and invest in new capabilities for growth.
The Program began in the second quarter of 2014 and was expected to be complete by the end of 2017. The Program was expected to deliver cumulative cost savings of approximately $420 million through 2017 and annual cost savings of approximately $300 million starting in 2018. The estimated phasing of cost savings was as follows: approximately $5 million in 2014, approximately $45 million in 2015, approximately $135 million in 2016, and approximately $235 million in 2017. The estimated cost savings are before any potential reinvestment for future growth. To achieve these savings, the Company expected to incur cumulative charges amounting to approximately $410 million through the end of 2017.
Total charges, actual savings, and timing may vary positively or negatively from these estimates due to changes in the scope, underlying assumptions, or execution risk of the restructuring plan throughout its duration.
The main elements of the program would include the following:

•
movement of more than 3,500 support roles from higher cost locations to Willis facilities in lower cost locations, bringing the ratio of employees in higher cost versus lower cost near-shore and off-shore centers from approximately 80:20 to approximately 60:40;

•	net workforce reductions in support positions;

•	lease consolidation in real estate and reductions in ratios of seats per employee and square footage of floor space per employee; and

•	information technology systems simplification and rationalization.
The Company expected that about 70 percent of the annualized 2018 savings would come from role relocation and reduction, and about 30 percent of the savings from real estate, information technology and other areas.
Third quarter 2014 update
Since the announcement, the Company has continued its development of the program, has begun initial implementation and has updated its estimates on the phasing of savings and spending as follows:

•	total program cost savings in 2014 and 2015 of at least $8 million and $60 million respectively;

Willis Group Holdings plc

•	annualized cost savings from 2014 and 2015 actions expected to be approximately $120 million by end of the program, or 40 percent of the expected $300 million annualized savings;

•	expected program cost savings in 2016 and in 2017 of $135 and $235 million respectively, are unchanged from original estimate;

•	total expected program spend in 2014 and in 2015 of approximately $40 million and $130 million, respectively; and

•	the balance of the program spend of approximately $240 million to be incurred in 2016 and 2017.
To assist with the analysis of the effectiveness of the program the Company will provide the following metrics, starting at year- end 2014 and annually thereafter:

•	ratio of full time employees (FTEs) in higher cost geographies to lower cost near-shore and off-shore centers, (March 31, 2014 ratio was 80:20);

•	ratio of square footage of real estate per FTE indexed to 100 (March 31, 2014 ratio of square footage of real estate per FTE = 100); and

•	ratio of desks per FTE, indexed to 100 (March 31, 2014 ratio of desks per FTE = 100).
In addition, the Company will provide an update on the progress of the Program and associated estimates when we report our second quarter 2015 results.
In third quarter 2014 the Company recognized restructuring costs of $17 million related to the Operational Improvement Program bringing the total restructuring costs to $20 million for the nine months ended September 30, 2014.
The $20 million restructuring costs incurred included:

•	$3 million in the North America segment relating to the elimination of 54 roles across a number of North America retail locations;

•	approximately $3 million in the International segment related to the elimination of 55 positions across the International network but principally in its Colombian operations;

•
$9 million in the Global segment, including $8 million related to the elimination of approximately 140 positions from the Willis Insurance UK and UK Reinsurance divisions, in addition to approximately $1 million of professional fees related to a study on process improvement; and

•
$5 million in Corporate and other, including approximately $4 million of professional fees, primarily related to advisory services, and approximately $1 million related to system implementation and other core resources supporting the program.

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

We will achieve this by being completely focused on:

•	Where we compete and that means the areas where we can succeed by:

◦	Geography - we will re-balance our business mix towards faster growing geographies, with both developed and developing markets.

◦	Client Segmentation - we will segment our client offering to provide distinct offerings to different types of client, focusing on the value we provide to our clients.

◦	Sector - we will build business lines around our industry and sector strength e.g. Human Capital and Employee Benefits.

•	How we compete, which will be centered on meeting the needs of our client by:

◦	Connection - leading to more cross-selling;

◦	Innovation - competing on analytics and innovation; and

◦	Investment - focusing on earnings accretion, competitive position and fit.

Through these strategies we aim to grow revenue with positive operating leverage, grow cash flows, and generate compelling returns for investors.

Willis Group Holdings plc

Changes to Segmental and Income Statement Presentation

During first quarter 2014, the Company announced a number of changes to the structure of its operations, effective as of January 1, 2014.

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

The Company has made additional changes to the segmental financial information that is now used and reported to evaluate performance and support decision-making. We will continue to use organic growth in commissions and fees and operating income, to evaluate segment performance however, operating income has been changed to reflect the following:

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
The impact of the changes to the selected financial data described above, has been retrospectively applied to the prior period results disclosed herein.

Business discussion

Changes to non-GAAP financial measures

During 2014, we made changes to the non-GAAP financial measures that we use to provide additional meaningful methods of evaluating the Company’s operating performance. We have also introduced underlying total revenues, underlying total expenses, underlying salaries and benefits and underlying other operating expenses: new non-GAAP financial measures.
Previously we excluded certain specified items from total expenses, salaries and benefits, other operating expenses, operating margin, operating income, net (loss) income and earnings per share to calculate adjusted total expenses, adjusted salaries and benefits, adjusted other operating expenses, adjusted operating margin, adjusted operating income, adjusted net income and adjusted earnings per share.
In addition to these certain specified items, as of April 1, 2014, we exclude the following: period-over-period foreign currency movements from total revenue, total expenses, salaries and benefits, other operating expenses, total operating margin, operating income, net income and earnings per share to calculate underlying total revenue, underlying total expenses, underlying salaries and benefits, underlying other operating expenses, underlying operating margin, underlying operating income, underlying EBITDA, underlying net income and underlying earnings per share.

Underlying Total Revenues, Underlying Total Expenses, Underlying Salaries and benefits, Underlying Other Operating Expenses, Underlying Operating Income, Underlying Operating Margin, Underlying EBITDA, Underlying Net Income and Underlying Earnings per Diluted Share
Our non-GAAP measures of underlying total revenues, underlying total expenses, underlying salaries and benefits, underlying other operating expenses, underlying operating income, underlying operating margin, underlying EBITDA (earnings before interest, taxes, depreciation and amortization), underlying net income and underlying earnings per diluted share are calculated by excluding the impact of year-over-year foreign exchange movements and certain items (as detailed below) from total revenues, total expenses, salaries and benefits, other operating expenses, operating income, net (loss) income, and earnings per diluted share, respectively, the most directly comparable GAAP measures.
Additionally, to eliminate the impact of year over year foreign exchange movements, prior year revenues, expenses and net (loss) income, have been rebased to current period exchange rates and the year over year movement in foreign exchange gains and losses have been recognized within Other income (expense), net. For underlying EPS, the elimination of the impact of year over year foreign exchange movements has been calculated by excluding the impact of foreign currency in the current periods rather than rebasing the prior periods.
The following items are excluded from total revenues, total expenses, salaries and benefits, other operating expenses, operating income and net (loss) income as applicable:

(i)	net (loss) income attributable to noncontrolling interest;

(ii)	interest in (earnings) losses of associates, net of tax;

(iii)	income taxes;

(iv)	interest expense;

(v)	loss on extinguishment of debt;

(vi)	other expense (income), net;

(vii)	depreciation;

(viii)	amortization;

(ix)	restructuring charges relating the Operational Improvement Program;

(x)	costs associated with the 2013 Expense Reduction Initiative;

(xi)	fees related to the extinguishment of debt;

(xii)	foreign exchange loss from the devaluation of the Venezuelan currency;

(xiii)	gains and losses on the disposal of operations; and

(xiv)	deferred tax valuation allowance.

Willis Group Holdings plc

We believe that excluding these items, as applicable, from total revenues, total expenses, salaries and benefits, other operating expenses, operating income, net (loss) income and earnings per diluted share enhances the comparative analysis of our results of operations. We use these and other measures to establish Group performance targets and evaluate the performance of our operations. Please see additional discussion of non-GAAP financial measures in the section below.
As set out in the tables below, underlying operating income was down $10 million, or 16.4 percent, at $51 million in third quarter 2014 compared to $61 million in third quarter 2013. Underlying operating margin at 6.3 percent in third quarter 2014 was down 140 basis points compared with third quarter 2013, while third quarter 2014 underlying net income was $7 million, $9 million lower than in third quarter 2013. Underlying earnings per diluted share were $0.14 in third quarter 2014, compared with $0.19 in third quarter 2013.
A reconciliation of underlying total expenses, underlying salaries and benefits and underlying other operating expenses to reported total expenses, salaries and benefits and other operating expenses, the most directly comparable GAAP measure, for the three and nine months ended September 30, 2014 and 2013 and is as follows (in millions, except percentages):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2014	2013		2014	2013
Reported total expenses	$778	$725	7.3	$2,336	$2,218	5.3
Excluding:
Operational Improvement Program	(17)	—		(20)	—
Expense Reduction Initiative	—	—		—	(46)
Fees related to the extinguishment of debt	—	(1)		—	(1)
Foreign currency movements (a)	—	7		—	30
Underlying total expenses	$761	$731	4.1	$2,316	$2,201	5.2

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2014	2013		2014	2013
Reported salaries and benefits	$569	$541	5.2	$1,714	$1,638	4.6
Excluding
Expense Reduction Initiative	—	—		—	(29)
Foreign currency movements (a)	—	6		—	22
Underlying salaries and benefits	$569	$547	4.0	$1,714	$1,631	5.1

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2014	2013		2014	2013
Reported other operating expenses	$156	$149	4.7	$494	$470	5.1
Excluding
Fees related to extinguishment of debt	—	—		—	(1)
Expense Reduction Initiative	—	(1)		—	(12)
Foreign currency movements (a)	—	1		—	7
Underlying other operating expenses	$156	$149	4.7	$494	$464	6.5
 _________________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

Business discussion

A reconciliation of reported operating income, the most directly comparable GAAP measure, to underlying operating income for the three and nine months ended September 30, is as follows (in millions, except percentages):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2014	2013		2014	2013
Total revenue	$812	$795	2.1	$2,844	$2,736	3.9
Excluding:
Foreign currency movements	—	(3)		—	5
Underlying total revenue	$812	$792	2.5	$2,844	$2,741	3.8

Operating income, GAAP basis	$34	$70	(51.4)	$508	$518	(1.9)
Excluding:
Operational Improvement Program (a)	17	—		20	—
Expense reduction initiative (b)	—	—		—	46
Fees related to the extinguishment of debt	—	1		—	1
Foreign currency movements (c)	—	(10)		—	(25)
Underlying operating income	$51	$61	(16.4)	$528	$540	(2.2)

Operating margin, GAAP basis, or operating income as a percentage of total revenues	4.2%	8.8%		17.9%	18.9%
Underlying operating margin, or underlying operating income as a percentage of underlying total revenues (c)	6.3%	7.7%		18.6%	19.7%
 _________________________________

(a)	Restructuring charge relating to the Operational Improvement Program. See the 'Operational Improvement Program' section above.

(b)	Charge related to the assessment of the Company's organizational design. See '2013 Expense Reduction Initiative' section below.

(c)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

Willis Group Holdings plc

A reconciliation of reported net (loss) income, the most directly comparable GAAP measures and underlying EBITDA, is as follows (in millions, except per share data):

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2014	2013		2014	2013
Net (loss) income attributable to Willis Group Holdings	$(7)	$(27)	74.1	$286	$297	(3.7)
Add back:
Net (loss) income attributable to noncontrolling interest	(1)	—		4	6
Interest in (earnings) losses of associates, net of tax	(3)	1		(19)	(11)
Income taxes	2	11		124	88
Interest expense	34	30		101	93
Loss on extinguishment of debt	—	60		—	60
Other expense (income), net	9	(5)		12	(15)
Depreciation	23	21		70	68
Amortization	13	14		38	42

Excluding:
Operational Improvement Program	17	—		20	—
Expense Reduction Initiative	—	—		—	41
Fees related to the extinguishment of debt	—	1		—	1
Foreign currency movements (a)	—	(10)		—	(24)
Underlying EBITDA	$87	$96	(9.4)	$636	$646	(1.5)
 _________________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

A reconciliation of reported net (loss) income and reported earnings per diluted share, the most directly comparable GAAP measures, to underlying net income and underlying earnings per diluted share, is as follows (in millions, except per share data):

				Per diluted share
	Three months ended September 30,			Three months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Net (loss) income attributable to Willis Group Holdings plc, GAAP basis	$(7)	$(27)	74.1	$(0.04)	$(0.15)	73.3
Excluding:
Operational Improvement Program, net of tax ($3, $nil)	14	—		0.08	—
Fees related to the extinguishment of debt, net of tax ($nil, $nil)	—	1		—	0.01
Loss on extinguishment of debt, net of tax ($nil, $nil)	—	60		—	0.33
Foreign currency movements (c)	—	(18)		0.10	—
Underlying net income	$7	$16	(56.3)	$0.14	$0.19	(26.3)

Average diluted shares outstanding, GAAP basis	178	177

Business discussion

				Per diluted share
	Nine months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Net income attributable to Willis Group Holdings plc, GAAP basis	$286	$297	(3.7)	$1.57	$1.67	(6.0)
Excluding:
Operational Improvement Program, net of tax ($4, $nil) (a)	16	—		0.09	—
Venezuela currency devaluation, net of tax ($1, $nil)	13	—		0.07	—
Deferred tax valuation allowance	21	—		0.12	—
Fees related to the extinguishment of debt, net of tax ($nil, $nil)	—	1		—	0.01
Loss on extinguishment of debt, net of tax ($nil, $nil)	—	60			0.33
Expense Reduction Initiative, net of tax ($nil, $8) (b)	—	38		—	0.21
Net loss on disposal of operations, net of tax ($1, $nil)	2	—		0.01	—
Foreign currency movements (c)	—	(29)		0.16	—
Underlying net income	$338	$367	(7.9)	$2.02	$2.22	(9.0)

Average diluted shares outstanding, GAAP basis	182	178
_____________________________

(a)	Restructuring charge relating to the Operational Improvement Program. See the 'Operational Improvement Program' section above.

(b)	Charge related to the assessment of the Company's organizational design. See '2013 Expense Reduction Initiative' section below.

(c)
For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods. In the current three and six month periods only, underlying EPS excludes the $0.10 and $0.16, respectively, negative year over year impact of foreign currency movements in order to assist comparability to EPS figures that have been disclosed in prior periods.

Willis Group Holdings plc

REVIEW OF CONSOLIDATED RESULTS
The following table is a summary of our revenues, operating income, operating margin, net income and diluted earnings per share (in millions, except per share data and percentages):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
REVENUES
Commissions and fees	$808	$791	$2,828	$2,722
Investment income	4	4	12	11
Other income	—	—	4	3
Total revenues	812	795	2,844	2,736
EXPENSES
Salaries and benefits	(569)	(541)	(1,714)	(1,638)
Other operating expenses	(156)	(149)	(494)	(470)
Depreciation expense	(23)	(21)	(70)	(68)
Amortization of intangible assets	(13)	(14)	(38)	(42)
Restructuring costs	(17)	—	(20)	—
Total expenses	(778)	(725)	(2,336)	(2,218)
OPERATING INCOME	34	70	508	518
Other (expense) income, net	(9)	5	(12)	15
Loss on extinguishment of debt	—	(60)	—	(60)
Interest expense	(34)	(30)	(101)	(93)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(9)	(15)	395	380
Income taxes	(2)	(11)	(124)	(88)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(11)	(26)	271	292
Interest in earnings (losses) of associates, net of tax	3	(1)	19	11
NET (LOSS) INCOME	(8)	(27)	290	303
Less: net loss (income) attributable to noncontrolling interests	1	—	(4)	(6)
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(7)	$(27)	$286	$297

Salaries and benefits as a percentage of total revenues	70.1%	68.1%	60.3%	59.9%
Other operating expenses as a percentage of total revenues	19.2%	18.7%	17.4%	17.2%
Operating margin (operating income as a percentage of total revenues)	4.2%	8.8%	17.9%	18.9%
Diluted earnings per share	$(0.04)	$(0.15)	$1.57	$1.67
Average diluted number of shares outstanding	178	177	182	178

Business discussion

Revenues
Total revenues for the Group and by segment for the three and nine months ended September 30, 2014 and 2013 are shown below (millions, except percentages):

				Attributable to:
Three months ended September 30,	2014	2013	% Change	Foreign currency translation	Acquisitions and disposals	Organic commissions and fees growth (a)

Global	$290	$289	0.3%	1.3%	(0.6)%	(0.4)%
North America	328	322	1.9%	—%	(1.5)%	3.4%
International	190	180	5.6%	(4.2)%	3.5%	6.3%
Commissions and fees	$808	$791	2.1%	(0.4)%	—%	2.5%
Investment income	4	4	—%
Total revenues	$812	$795	2.1%

				Attributable to:
Nine months ended September 30,	2014	2013	% Change	Foreign currency translation	Acquisitions and disposals	Organic commissions and fees growth (a)

Global	$1,100	$1,066	3.2%	1.6%	(0.3)%	1.9%
North America	1,037	1,004	3.3%	(0.1)%	(1)%	4.4%
International	691	652	6.0%	(2.0)%	1.5%	6.5%
Commissions and fees	2,828	2,722	3.9%	0.2%	(0.1)%	3.8%
Investment income	12	11	9.1%
Other income	4	3	33.3%
Total revenues	$2,844	$2,736	3.9%
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
Third quarter 2014
Revenues of $812 million for third quarter 2014 were $17 million, or 2.1 percent, higher than in same period of 2013. Total underlying revenues, which exclude $3 million, or 0.4 percent, of unfavorable foreign currency movements, increased $20 million, or 2.5 percent.
Total commissions and fees for third quarter 2014 were $808 million, up $17 million or 2.1 percent, from $791 million in the prior year quarter. Organic commissions and fees growth, which excludes a negative 0.4 percent impact from foreign currency movements, was 2.5 percent.
The Global segment reported 0.3 percent growth in commissions and fees. Organic commissions and fees, which excluded a positive 1.3 percent impact from foreign currency movements and the negative 0.6 percent impact from disposals, declined 0.4 percent. The decline reflects differing performance across the business units, as declines in Construction which, in the year ago quarter, benefited from a large project, and Marine, which was hindered by low rates, were partially offset by growth in Willis Re, Willis UK retail and some Specialties businesses.
The North America segment reported 1.9 percent growth in commissions and fees. Organic commissions and fees growth, which excluded a 1.5 percent negative impact from acquisitions and disposals, was 3.4 percent. Growth in commissions and fees was reported across many of North America’s geographic regions, led by mid-single digit growth in the Midwest and Atlantic regions. Similarly, many of the major industry and product practices reported solid growth. Human Capital was up

Willis Group Holdings plc

mid-single digits, however Construction was down mid-single digits, primarily due to fewer construction and surety projects compared to the year ago quarter.
The International segment reported 5.6 percent growth in commissions and fees. Organic growth, which excluded 3.5 percent growth from the acquisition of Charles Monat Limited and a 4.2 percent negative impact from foreign currency movements, was 6.3 percent.
Commissions and fees in Western Europe grew mid-single digits, with growth reported in many countries during the quarter. Eastern Europe was up low double digits, with good results in both Russia and Poland. Latin America was up double digits, led by Brazil and Argentina. Commissions and fees in Asia were flat, as growth in China and Global Wealth Solutions was offset by a decline in Hong Kong.
Investment income was $4 million in both third quarter 2014 and third quarter 2013.
Nine months ended September 30, 2014
Total revenues of $2,844 million for first nine months 2014 were $108 million, or 3.9 percent, higher than in the same period of 2013. Total underlying revenues, which exclude $5 million, or 0.2 percent, of favorable foreign currency movements, increased $103 million, or 3.8 percent.
Total commissions and fees for first nine months 2014 were $2,828 million, up $106 million, or 3.9 percent, from $2,722 million in the prior year. Organic commissions and fees growth, which excluded a positive 0.2 percent impact from foreign currency movements partially offset by a 0.1 percent negative impact from acquisitions and disposals, was 3.8 percent.
The Global segment reported 3.2 percent growth in commissions and fees. Organic commissions and fees growth, which excluded the positive 1.6 percent impact from foreign currency movements, and the negative 0.3 percent impact from acquisitions and disposals, was 1.9 percent. This reflected strong growth in Willis Re from double digit new business generation, partially offset by declining rates; and growth in new business generated through certain Specialty businesses.
The North America segment reported 3.3 percent growth in commissions and fees. Organic commissions and fees growth, which excluded a 1.0 percent adverse impact from acquisitions and disposals and a 0.1 percent adverse impact from foreign currency movements, was 4.4 percent. Growth in commissions and fees was reported across most of the segment's regions, led by mid-single digit growth in the Northeast, Atlantic, South and Midwest regions.
The International segment reported 6.0 percent growth in commissions and fees. Organic growth, which excluded a 1.5 percent benefit from acquisitions and an adverse 2.0 percent from foreign currency movements, was 6.5 percent. Commissions and fees in Western Europe grew low single digits in first nine months 2014, led by a strong performance in Spain. Eastern Europe was up low double-digits primarily as a result of Russia and Poland. Latin America commissions and fees grew strongly principally driven by Brazil and Venezuela.
Growth in first nine months 2014 was positively impacted by $9 million related to the revenue recognition adjustment in China that negatively impacted revenue in the fourth quarter of 2013. Excluding the 140 basis point impact of this adjustment, organic growth in International would have been 5.1 percent.

Salaries and Benefits
Third quarter 2014
Salaries and benefits of $569 million for third quarter 2014 were $28 million, or 5.2 percent higher than the same period of 2013. Underlying salaries and benefits, which exclude $6 million, or 1.2 percent, negative impact from foreign currency movements, increased $22 million, or 4.0 percent.
The $22 million, or 4.0 percent, increase was primarily driven by new hires, including revenue-producing talent, client service and risk management capabilities; and annual salary reviews across the business, including mandatory salary increases in Latin America.

Business discussion

Nine months ended September 30, 2014
Salaries and benefits of $1,714 million for first nine months 2014 were $76 million, or 4.6 percent, higher than the same period of 2013. Underlying salaries and benefits, which exclude $22 million unfavorable foreign currency movements and the $29 million charge incurred in 2013 related to the 2013 expense reduction initiative, increased $83 million, or 5.1 percent.
The $83 million, or 5.1 percent, increase was driven primarily by the increase in headcount, annual salary reviews across the business, including mandatory increases in Latin America; and higher incentives linked to growth in commissions and fees.
Other Expenses
Third quarter 2014
Other operating expenses increased by $7 million, or 4.7 percent, versus the year-ago period. Underlying Other operating expenses, which exclude $1 million unfavorable foreign currency movements and the $1 million 2013 charge related to the extinguishment of debt, increased $7 million, or 4.7 percent. This increase was primarily due to higher travel, accommodation and entertainment expenses and increased systems related costs.
Depreciation expense was $23 million in third quarter 2014 and $21 million in third quarter 2013.
Amortization of intangible assets was $13 million in third quarter 2014 and $14 million in third quarter 2013.
Restructuring costs were $17 million in third quarter 2014 compared with $nil in third quarter 2013. See the 'Operational Improvement Program' section above for further details.
Nine months ended September 30, 2014
Other operating expenses increased by $24 million, or 5.1 percent, versus the year-ago period. Underlying Other operating expenses, which exclude $7 million unfavorable foreign currency movements, $1 million 2013 charge related to the extinguishment of debt and $12 million 2013 charge related to the expense reduction initiative, increased $30 million or 6.5 percent. This increase was primarily due to higher travel, accommodation and entertainment expenses, professional fees related to acquisitions and systems related projects.
Depreciation expense was $70 million in first nine months 2014 compared to $68 million in first nine months 2013.
Amortization of intangible assets was $38 million in first nine months 2014, down $4 million from first nine months 2013.
Restructuring costs were $20 million in first nine months 2014 compared with $nil in first nine months 2013. See the 'Operational Improvement Program' section above for further details.
Other (expense) income, net
Other (expense) income, net in third quarter 2014 was a net expense of $9 million compared with a net income of $5 million in third quarter 2013. The $14 million adverse movement versus the year-ago period is due to the impact of the revaluation of our non-functional currency assets and liabilities. The primary currency drivers of this change were movements in the Venezuelan Bolivar, the Euro and the Pound sterling against the US dollar.
Other (expense) income, net in first nine months 2014 was a net expense of $12 million compared with a net income of $15 million in first nine months 2013. In addition to the issues noted above, the $27 million adverse movement included the $14 million impact of the re-measurement of Venezuelan bolivar denominated assets, as a result of the Venezuelan government's expansion of use of the auction market rate.
Interest Expense
Interest expense in third quarter 2014 was $34 million compared with $30 million for the same period of 2013. The $4 million increase in interest expense is primarily due to the non-recurrence of the benefit from the interest rate swap that was closed out during third quarter 2013 and a non-recurring $1 million gain relating to the ineffective portion of a treasury lock.
Interest expense in first nine months 2014 was $101 million compared with $93 million for the same period of 2013. The $8 million increase is primarily due additional charges relating to the Willis Securities Inc. facility, the non-recurrence of the 2013

Willis Group Holdings plc

benefit from the terminated interest rate swap and a non-recurring $1 million gain relating to the ineffective portion of a treasury lock.
Income Taxes

The reported tax charge in third quarter 2014 included a $4 million catch up adjustment due to changes in the allocation of the full year forecast income by tax jurisdiction that increased the estimated annual effective tax rate applied to year-to-date income. This was offset by a $2 million tax benefit on the third quarter loss. This resulted in a total tax charge in third quarter 2014 of $2 million.
The reported tax rate in first nine months 2014 was approximately 31 percent, compared to approximately 23 percent for first nine months 2013. The higher tax rate reported in 2014 is primarily caused by the expectation of paying current tax in the United States in 2014, and an increase in the valuation allowance.

Interest in Earnings of Associates
Interest in earnings of associates, net of tax, was a $3 million profit in third quarter 2014 compared to a loss of $1 million in the same period 2013. This $4 million increase was mainly due to the year-on-year improvement in the results of our associates, primarily Gras Savoye, our principal associate.
Interest in earnings of associates, net of tax, was $19 million in first nine months 2014, up $8 million from $11 million in first nine months 2013. This increase was due to the year-on-year improvement in the results of our associates, primarily Gras Savoye.
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

Our principal sources of liquidity are cash from operations, available cash and cash equivalents and amounts available under our four revolving credit facilities, excluding the UK facility, which is solely for use by our main regulated UK entity in certain exceptional circumstances, and the Willis Securities facility, which is available for regulatory purposes related to securities underwriting only.
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
As at September 30, 2014, cash and cash equivalents were $656 million, a decrease of $140 million compared to December 31, 2013. The $140 million decrease is primarily due to the $200 million cash outflow related to the 2014 share buy-back program partially offset by the non-recurrence of the tender premium paid in the year ago quarter. Included within cash and cash

Business discussion

equivalents is a proportion held for regulatory capital adequacy requirements, including $89 million held within our regulated UK entities.
Cash flows from operating activities decreased to $281 million in the first nine months 2014 from $366 million in the year-ago period. In addition, funds were provided in first nine months 2014 of $18 million from the sales of four offices in Texas and of Insurance Noodle as well as $106 million proceeds from the issue of shares.
On March 3, 2014, Willis Securities, Inc., a wholly-owned indirect subsidiary of Willis Group Holding plc, entered into a $300 million revolving note and cash subordination agreement. The $300 million revolving note facility is available for drawing from March 3, 2014 through March 3, 2015. The aggregate unpaid principal amount of all advances must be repaid on or before March 3, 2016.
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
As at September 30, 2014, there was $nil drawn down on all four of the revolving credit facilities (December 31, 2013: $nil). During the nine months ended September 30, 2014, we made three drawings totaling $1,175 million and three repayment of $1,175 million on the Willis Securities facility.
The primary uses of funds during the first nine months 2014 include $375 million of payments made for cash incentive awards relating to 2013; $157 million of dividend payments; $80 million cash contributions, including employees' salary sacrifice contributions, to our defined benefit schemes; capital expenditure of $81 million related to leasehold improvements, information technology, and transformation projects; $200 million for the repurchase of shares; $47 million to acquire subsidiaries; $8 million for payments to acquire other investments; $16 million of dividend payments to noncontrolling interests; $11 million repayment of debt; and $3 million of debt fees paid associated with the $300 million revolving note facility taken out in the first quarter.
The Company is authorized to buy back its ordinary shares by way of redemption, and will consider whether to do so from time to time based on many factors including market conditions. In February 2014, Willis announced that it intended to buy back $200 million in shares in 2014 to offset the increase in shares outstanding resulting from the exercise of employee stock options. Based on the settlement date, the Company bought back 4,718,200 shares for a total cost of $200 million in first nine months 2014.
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

Debt
Total debt, total equity, and the capitalization ratio at September 30, 2014 and December 31, 2013 were as follows (millions, except percentages):

Willis Group Holdings plc

	September 30, 2014	December 31, 2013
Long-term debt	$2,148	$2,311
Short-term debt and current portion of long-term debt	165	15
Total debt	$2,313	$2,326
Total Willis Group Holdings stockholder’s equity	$2,258	$2,215

Capitalization ratio	50.6%	51.2%
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
Drawings under the $800 million revolving credit facility bear interest at LIBOR plus 1.50% and the facility expires on July 23, 2018. These margins apply while the Company’s debt rating remains BBB-/Baa3. As of September 30, 2014, $nil was outstanding under this revolving credit facility.
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
Pension contributions
UK Plan
In first nine months 2014, the Company made cash contributions of $61 million (first nine months 2013: $68 million) into the UK defined benefit pension plan, and $9 million (first nine months 2013: $9 million) in respect of employees’ salary sacrifice contributions.
Contributions to the UK defined benefit pension plan in 2014 are expected to total $81 million (full year 2013: $88 million), , of which approximately $22 million relates to on-going contributions calculated as 15.9 percent of active plan members’ pensionable salaries and approximately $59 million relates to contributions towards funding the deficit.
In addition, for full year 2014, the Company expects to contribute approximately $12 million to the UK defined benefit pensions plan related to employees' salary sacrifice contributions (full year 2013: $12 million).
Further contributions will be payable based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks and special dividends). In respect of 2014, any such contributions will be paid in 2015 on finalization of the calculations. Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($506 million) over the six-year period ended December 31, 2017.
The schedule of contributions is automatically renegotiated after three years and at any earlier time jointly agreed by the Company and the Trustee. The Company is currently in negotiations with the plan's Trustee to agree an updated funding strategy.

Business discussion

US Plan
We made cash contributions to our US defined benefit plan of $2 million in first nine months 2014, compared with $40 million in first nine months 2013.
For the US plan, expected contributions are the contributions we are required to make under US pension legislation based on our December 31, 2013 balance sheet position. In full year 2014, we expect to contribute approximately $25 million (full year 2013: $40 million).
Other Plans
We made cash contributions to our other defined benefit pension plans of $8 million in first nine months 2014, and $8 million in first nine months 2013.
In full year 2014, we expect to contribute approximately $10 million to these other plans (full year 2013: $10 million).

Summary consolidated cash flow information (millions):

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net cash provided by operating activities	$281	$366
Cash flows from investing activities
Net cash used in investing activities	(117)	(105)
Cash flows from financing activities
Net cash used in financing activities	(283)	(132)
(Decrease) increase in cash and cash equivalents	(119)	129
Effect of exchange rate changes on cash and cash equivalents	(21)	(6)
Cash and cash equivalents, beginning of period	796	500
Cash and cash equivalents, end of period	$656	$623
This summary consolidated cash flow should be viewed in addition to, not in lieu of, the Company’s condensed consolidated financial statements.
Consolidated Cash Flow for first nine months 2014 compared with first nine months 2013
Operating Activities

The $85 million decrease in cash from operating activities is largely due to the non-recurrence of significant cash inflows in the first nine months 2013 relating to close out of derivatives, and higher cash compensations payments in first nine months 2014. This is partially offset by the increase in cash following improved collection of accounts receivable and lower cash contributions into the defined benefit pension scheme.
Investing Activities

Net cash used in investing activities in first nine months 2014 was $117 million. This included capital expenditure of $81 million and cash used to purchase subsidiaries, principally the acquisition of Charles Monat, and other investments of $55 million, partially offset by proceeds from the disposal of operations of $18 million.
Net cash used in investing activities in first nine months 2013 was $105 million. This was primarily due to capital expenditure of $78 million and cash used to purchase subsidiaries and other investments of $35 million. This was partially offset by $9 million cash received from the sale of fixed and intangible assets.

Willis Group Holdings plc

Financing Activities

Net cash used in financing activities in first nine months 2014 was $283 million primarily due to total dividends paid, including dividends paid to noncontrolling interests, of $173 million, repurchase of shares of $200 million, $11 million of mandatory repayments against the term loan and $4 million in relation to an additional payment for a noncontrolling interest. This was partially offset by cash receipts of $106 million from the issue of shares, and $2 million excess tax benefits from share-based payment arrangements.
Net cash used in financing activities in first nine months 2013 was $132 million primarily due to total dividends paid, including dividends paid to noncontrolling interests, of $153 million, a net $72 million outflow in relation to the refinancing in third quarter 2013, and $11 million of mandatory repayments against the term loan, offset by cash receipts of $105 million from the issue of shares.
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
As of September 30, 2014, we had fiduciary funds of $2.0 billion, compared with $1.7 billion at December 31, 2013.
Share Buybacks
The Company is authorized to buy back its ordinary shares, by way of redemption, and will consider whether to do so from time to time based on many factors including market conditions. The Company is authorized to purchase up to one billion shares from time to time in the open market (such open market purchases would be effected as redemptions under Irish law) and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company as long as the cost of the acquisition of the Company's shares does not exceed a certain authorized amount. In February 2014, the Company announced that, during the year, it intends to buyback up to $200 million of shares under this authorization, from time to time, depending on many factors including market conditions.
During the nine months ended September 30, 2014, we bought back a total of 4,805,700 shares at a total price of $203 million at an average price of $42.28 on a trade date basis.
Since the quarter-end and as of October 10, 2014, we have bought back a further 244,300 shares at an average price of $40.86 for a total cost of approximately $10 million, on a trade date basis. The purchase of the $213 million of shares was completed by October 10, 2014.
At that date, there remains approximately $611 million under the current authorization.
Dividends
In October 2014, we declared a quarterly cash dividend of $0.30 per share. This represents an increase of 7.1 percent on the third quarter 2013 per share dividend of $0.28 per share.
Cash dividends paid in first nine months 2014 were $157 million compared with $144 million in first nine months 2013. The $13 million increase is driven by the period-over-period increase in dividend per share and the number of shares outstanding.

Business discussion

REVIEW OF SEGMENTAL RESULTS
We organize our business into three segments: Global, North America and International. Our Global business provides specialist brokerage and consulting services to clients worldwide for risks arising from specific industries and activities. North America and International comprise our retail operations, excluding the United Kingdom, and provide services to small, medium and major corporations.
As discussed in the 'Executive Summary' above, effective from January 1, 2014, we made number of changes to our segments.
The principal changes were as follows:

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
In addition to these structure changes, operating income used to evaluate performance and support decision making has changed to reflect the following: amortization of intangibles, which was previously excluded from segmental expenses, is now reported in operating expenses for each of the reporting segments; certain leadership, project and other costs relating to group functions, which were previously allocated in full to the reporting segments, are now retained in Corporate and other; and the non-servicing elements of the defined benefit pension schemes cost (income), which were previously included within operating expenses of the reporting segments are now retained within Corporate and other.
The 2013 results have been retrospectively reclassified to take into account these changes.
The following table is a summary of our operating results by segment for the three and nine months ended September 30, 2014 and 2013 (millions except percentages):

	Three months ended September 30,
	2014			2013
	Revenues	Operating income (loss)	Operating margin	Revenues	Operating income (loss)	Operating margin
Global	$293	$28	9.6%	$291	$47	16.2%
North America	328	49	14.9%	322	46	14.3%
International	191	(7)	(3.7)%	182	(7)	(3.8)%
Total Segments	812	70	8.6%	795	86	10.8%
Corporate & Other	—	(36)	n/a	—	(16)	n/a
Total Consolidated	$812	$34	4.2%	$795	$70	8.8%

	Nine months ended September 30,
	2014			2013
	Revenues	Operating income (loss)	Operating margin	Revenues	Operating income (loss)	Operating margin
Global	$1,110	$317	28.6%	$1,071	$342	31.9%
North America	1,039	209	20.1%	1,008	183	18.2%
International	695	100	14.4%	657	97	14.8%
Total Segments	2,844	626	22.0%	2,736	622	22.7%
Corporate & Other	—	(118)	n/a	—	(104)	n/a
Total Consolidated	$2,844	$508	17.9%	$2,736	$518	18.9%

Willis Group Holdings plc

Global
Our Global operations comprise Willis Re, Willis Insurance UK (Willis UK retail business and Specialties businesses), Facultative, Risk, and Willis Capital Markets & Advisory (WCMA).
The following table sets out Global’s revenues, organic commissions and fees growth and operating income and margin for the three and nine months ended September 30, 2014 and 2013 (millions except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Commissions and fees	$290	$289	$1,100	$1,066
Investment income	3	2	7	5
Other income (a)	—	—	3	—
Total revenues	$293	$291	$1,110	$1,071
Operating income	$28	$47	$317	$342
Organic commissions and fees growth (b)	(0.4)%	4.5%	1.9%	5.3%
Operating margin	9.6%	16.2%	28.6%	31.9%
_________________

(a)
Other income comprises gains on disposal of intangible assets, which primarily arise from settlements through enforcing non-compete agreements in the event of losing accounts through producer defection or the disposal of books of business.

(b)
Organic commissions and fees growth excludes (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

Revenues
Third quarter 2014
Commissions and fees of $290 million were $1 million, or 0.3 percent, higher in third quarter 2014 compared with the same period 2013. Organic commissions and fees, which exclude a 1.3 percent positive impact from foreign currency movements and a negative 0.6 percent impact from disposals, declined by 0.4 percent.
The foreign currency movement was primarily due to the strengthening of the Pound sterling against the US Dollar and the disposal impact was related to the disposal of a small commercial business from the UK Retail division in fourth quarter 2013.
The 0.4 percent organic decline in commissions and fees reflects differing performance across the segment’s businesses. Willis Insurance UK was down mid-single digits. We saw a decline in the Marine business which was hindered by lower rates, and in Construction which, in the year ago quarter, benefited from a large project. That decline was partially offset by the strong growth from the Natural Resources and Aerospace businesses and modest growth in Willis UK retail.
Willis Re grew low single-digits in market conditions that remain challenging. Willis Re North America and Willis Re International achieved double-digit and low single-digit growth, respectively, however, these were partially offset by a decline in the Specialty division.
WCMA reported commissions and fees of $5 million, an increase of $4 million versus the year-ago period.
Client retention showed an improvement at 93.1 percent for the third quarter 2014, compared with 92.2 percent for the same period 2013.
Nine months ended September 30, 2014
Commissions and fees of $1,100 million were $34 million, or 3.2 percent, higher in first nine months 2014 compared with the same period in 2013. Organic commissions and fees growth, which exclude a 1.6 percent positive impact from foreign currency movements and a negative 0.3 percent impact from disposals, was 1.9 percent.
The foreign currency movement was primarily due to the strengthening of the Pound sterling against the US Dollar and the disposal impact was related to the disposal of a small commercial business from the UK Retail division in fourth quarter 2013.

Business discussion

Organic growth of 1.9 percent reflected strong growth in Willis Re from double digit new business generation, which was partially offset by declining rates, and new business growth in a number of the Specialties businesses including Financial Solutions and Natural Resources. This growth was offset by the decline in performance in two of the unit's main businesses: Willis UK and Construction, Property & Casualty, due to a combination of adverse rate impact and the non-recurrence of a large project in 2013.
WCMA reported commissions and fees of $14 million in first nine months 2014, an increase of $8 million versus the year-ago period. This was due to high activity levels, with seven catastrophe bonds completed in the period.
Expenses
Third quarter 2014
Total expenses of $265 million were $21 million, or 8.6 percent, higher in the third quarter 2014 compared with the same period 2013. Underlying total expenses, which exclude $10 million unfavorable foreign currency movements and $9 million restructuring costs related to the Operational Improvement Program charges, increased $2 million or 0.8 percent.
The adverse foreign currency movements arose primarily as a result of the strengthening of the Pound sterling to the US Dollar.
The restructuring costs incurred related to termination benefits of $8 million and professional services fees of $1 million. See the 'Operational Improvement Program' section above for further details.
Nine months ended September 30, 2014
Total expenses of $793 million were $64 million, or 8.8 percent, higher in first nine months 2014 compared with the same period 2013. Underlying expenses, which exclude $29 million unfavorable foreign currency movements and $9 million relating to the Operational Improvement Program, increased $26 million, or 3.4 percent.
The adverse foreign currency movements arose primarily as a result of the strengthening of the Pound sterling to the US Dollar.
The year-on-year growth in expenses was primarily a result of increased salaries and benefits expense driven by investments in Willis Re and the Connecting Willis initiative, annual salary reviews and the acquisition of Prime Professions.

Operating margin
Operating margin was 9.6 percent in the third quarter 2014 and 16.2 percent in the same period of 2013.
Operating margin was 28.6 percent in the first nine months 2014 and 31.9 percent in the same period of 2013.

Willis Group Holdings plc

North America
Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States and Canada.
The following table sets out revenues, organic commissions and fees growth and operating income and margin for the three and nine months ended September 30, 2014 and 2013 (millions, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Commissions and fees	$328	$322	$1,037	$1,004
Investment income	—	—	1	1
Other income (a)	—	—	1	3
Total revenues	$328	$322	$1,039	$1,008
Operating income	$49	$46	$209	$183
Organic commissions and fees growth (b)	3.4%	3.8%	4.4%	4.6%
Operating margin	14.9%	14.3%	20.1%	18.2%
_________________

(a)
Other income comprises gains on disposal of intangible assets, which primarily arise from settlements through enforcing non-compete agreements in the event of losing accounts through producer defection or the disposal of books of business.

(b)
Organic commissions and fees growth excludes (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

Revenues
Third quarter 2014
Commissions and fees of $328 million were $6 million, or 1.9 percent, higher in third quarter 2014 compared with the same period in 2013. Organic commissions and fees growth, which excludes a 1.5 percent negative impact from acquisitions and disposals, was 3.4 percent.
The acquisitions and disposals impact related primarily to the disposal of Willis of Northern New England in fourth quarter 2013 and four offices in Texas in second quarter 2014.
Organic growth of 3.4 percent was led by mid-single digit growth in the Midwest and Atlantic regions.
Willis North America also recorded solid growth across a number of the major industry and product practices including Healthcare, FINEX, and Mergers and Acquisitions. The Human Capital practice was up mid-single digits in the quarter while Construction was down mid-single digits, primarily due to fewer construction and surety projects compared to the year ago quarter.
Client retention levels remained strong at 92.1 percent for third quarter 2014 compared with 91.8 percent in third quarter 2013.
Nine months ended September 30, 2014
Commissions and fees of $1,037 million were $33 million, or 3.3 percent, higher in first nine months 2014 compared with the same period in 2013. Organic commissions and fees growth, which excludes a 1.0 percent negative impact from acquisitions and disposals and a 0.1 percent negative impact from adverse foreign currency movements, was 4.4 percent.
The acquisitions and disposals impact was primarily due to the disposal of Willis of Northern New England in fourth quarter 2013, and four offices in Texas in second quarter 2014.
Growth in commissions and fees was reported across most of the segment's regions, led by mid-single digit growth in the Northeast, Atlantic, South, and Midwest regions.
By product, there was good growth across a number of specialties including Construction which was up mid single-digits, Human Capital which was up mid-single-digits and the Financial and Executive Risks practice which was up low double-digits.

Business discussion

Client retention levels remained high at 92.3 percent in first nine months 2014 compared to 92.3 percent in first nine months 2013.
Expenses
Third quarter 2014
Total expenses of $279 million were $3 million, or 1.1 percent, higher in third quarter 2014 compared to the same period in 2013. Underlying total expenses, which exclude $2 million restructuring costs related to the Operational Improvement Program, were $1 million, or 0.4 percent, higher than the year-ago period.
This increase was due to higher salaries and benefits due to pay reviews and higher producer salaries, partially offset by a net reduction in full time equivalent employees following divestments.
The restructuring costs of $2 million relate to termination benefits. See the 'Operational Improvement Program' section above for further details.
Nine months ended September 30, 2014
Total expenses of $830 million were $5 million, or 0.6 percent, higher in first nine months 2014 compared to the same period in 2013. Underlying total expenses, which exclude $3 million relating to the Operational Improvement Program, were $2 million, or 0.2 percent, higher than the year-ago period.
The increase reflects higher salaries and benefits from pay reviews, and an increased 401(k) match. This was partially offset by lower other operating expenses as a result of the non-recurrence of a $6 million write-off of an irrecoverable receivable related to a non-E&O legal settlement in first nine months 2013; and a reduced intangible amortization charge relating to the HRH acquisition.
The restructuring costs of $3 million relates to termination benefits. See the 'Operational Improvement Program' section above for further details.
Operating margin
Operating margin in North America was 14.9 percent in third quarter 2014 compared with 14.3 percent in third quarter 2013.
Operating margin was 20.1 percent in first nine months 2014 compared with 18.2 percent in first nine months 2013.

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
The following table sets out revenues, organic commissions and fees growth and operating (loss) income and margin for the three and nine months ended September 30, 2014 and 2013 (millions, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Commissions and fees	$190	$180	$691	$652
Investment income	1	2	4	5
Total revenues	$191	$182	$695	$657
Operating (loss) income	$(7)	$(7)	$100	$97
Organic commissions and fees growth (a)	6.3%	11.4%	6.5%	6.1%
Operating margin	(3.7)%	(3.8)%	14.4%	14.8%
_________________

(a)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

Revenues
Third quarter 2014
Commissions and fees of $190 million were $10 million, or 5.6 percent, higher in third quarter 2014 compared with the same period in 2013. Organic commissions and fees, which exclude a 3.5 percent benefit from the acquisition of Charles Monat Limited and 4.2 percent negative impact from foreign currency movements, was 6.3 percent.
The adverse foreign currency movement was primarily due to the weakening of a number of currencies such as the Australian Dollar and certain Latin American currencies against the US Dollar.
Commissions and fees in Western Europe grew mid-single digits with growth reported in many countries across the region. Eastern Europe was up double digits, driven by growth in Russia and Poland. Latin America was up double digits, led by Brazil and Argentina. Commissions and fees in Asia were flat, as growth in China and Global Wealth Solutions was offset by a decline in Hong Kong which was due to the non-recurrence of a large project in the year-ago period.
Client retention levels were 93.5 percent for third quarter 2014 compared with 93.2 percent for third quarter 2013.
Nine months ended September 30, 2014
Commissions and fees of $691 million were $39 million, or 6.0 percent, higher in first nine months 2014 compared with the same period in 2013. Organic growth, which excludes a 1.5 percent benefit from the acquisition of Charles Monat Limited, and an adverse 2.0 percent from foreign currency movements, was 6.5 percent.
The adverse foreign currency movement was primarily from the weakening of certain Latin American currencies and the Australian Dollar against the US Dollar.
Commissions and fees in Western Europe grew low single digits in first nine months 2014, led by a strong performance in Spain. Eastern Europe was up low double-digits primarily as a result of Russia and Poland. Latin America operations grew strongly principally driven by Brazil and Venezuela.
Organic growth of 6.5 percent in first nine months 2014 was positively impacted by $9 million related to the revenue recognition adjustment in China that negatively impacted revenue in the fourth quarter of 2013. Excluding the 140 basis point impact of this adjustment, organic growth in International would have been 5.1 percent.

Business discussion

Client retention levels were 93.9 percent for first nine months 2014 compared with 94.0 percent for first nine months 2013.
Expenses
Third quarter 2014
Total expenses of $198 million were $9 million, or 4.8 percent, higher in the third quarter 2014 compared with the same period in 2013. Underlying total expenses, which exclude $3 million favorable foreign currency movements and $3 million restructuring costs related to the Operational Improvement Program, increased $9 million or 4.8 percent.
This increase was mainly due to increased salary and benefits resulting from annual pay reviews, including mandatory pay rises in certain Latin American countries, and increase in headcount as a result of acquisitions and investments in growth businesses.
The restructuring costs of $3 million relate to termination benefits. See the 'Operational Improvement Program' section above for further details.
Nine months ended September 30, 2014
Total expenses of $595 million were $35 million, or 6.3 percent, higher in first nine months 2014 compared with the same period in 2013. Underlying total expenses, which exclude $4 million favorable foreign currency movements and $3 million relating to the Operational Improvement Program, increased $36 million, or 6.5 percent.
This increase was due primarily to higher salaries and benefits as a result of increased headcount from acquisitions and investments in growth businesses, annual pay reviews, mandatory increases in Latin America and increases in medical costs.
In addition, other operating expenses have increased due to higher travel costs and professional costs supporting acquisitions and system projects.
Operating margin
Operating margin in International was negative 3.7 percent in third quarter 2014, compared with negative 3.8 percent in the same period of 2013.
Operating margin was 14.4 percent in first nine months 2014, compared with 14.8 percent in the same period of 2013.

Willis Group Holdings plc

Corporate & Other
The Company evaluates the performance of its segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, items for which segmental management are not held responsible are included within ‘Corporate & Other’.
Corporate & Other comprises the following (millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Costs of the holding company	$—	$(3)	$(7)	$(7)
Costs related to group functions, leadership and projects	(46)	(22)	(141)	(76)
Significant legal and regulatory settlements managed centrally	—	—	(3)	(5)
Non-servicing elements of defined benefit pensions	13	10	40	31
Operational Improvement Program (a)	(3)	—	(5)	—
Expense Reduction Initiative (b)	—	—	—	(46)
Fees related to the extinguishment of debt	—	(1)	—	(1)
Other	—	—	(2)	—
Total Corporate & Other	$(36)	$(16)	$(118)	$(104)
_________________________________

(a)	Professional fees incurred related to the Operational Improvement Program. See 'Operational Improvement Program' section above.

(b)	Charge related to the assessment of the Company's organizational design.

Third quarter 2014
Corporate & Other expenses of $36 million were $20 million higher in the third quarter 2014 compared with the same period in 2013.
Underlying total expenses, which exclude $3 million restructuring costs related to the Operational Improvement Program in third quarter 2014 and $1 million of fees related to the extinguishment of debt in the prior year quarter, were $18 million higher than in third quarter 2013.
This increase was due to an adverse impact from changes in the methodology used to allocate Corporate function costs to Global, North America and International. In addition, there was cost growth, including the effect of pay reviews and headcount increases, in group functions, leadership and projects, continued investment in placement initiatives, and non-recurrence of provision releases in the year ago quarter.
Nine months ended September 30, 2014

Corporate & Other expenses of $118 million were $14 million, or 13.5 percent, higher in first nine months 2014 compared with the same period in 2013.
Underlying total expenses, which exclude $5 million restructuring costs related to the Operational Improvement Program in first nine months 2014, $46 million of Expense Reduction Initiative costs and $1 million of fees related to the extinguishment of debt in the prior year period, were $51 million higher than in first nine months 2013.
The $51 million increase was due to higher costs of group functions including projects, leadership and increased professional fees and the adverse impact of changes to the methodology used to allocate Corporate function costs to Global, North America and International.

Business discussion

CRITICAL ACCOUNTING ESTIMATES
The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 27, 2014.
There were no significant additions or changes to these assumptions in the three months ended September 30, 2014.

CONTRACTUAL OBLIGATIONS
There have been no material changes to our contractual obligations since December 31, 2013, except contractual, planned payments during third quarter 2014 and except as discussed in Note 16 — 'Debt' to the condensed consolidated financial statements.

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
There were no other new accounting standards issued during third quarter 2014 that would have a significant impact on the Company’s reporting.

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

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2014, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.
Share buybacks
The Company is authorized to buy back shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. The Company is authorized to purchase up to one billion shares from time to time in the open market (such open market purchases would be effected as redemptions under Irish law) and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company so long as the cost of the acquisition of the Company’s shares does not exceed a certain authorized amount. In February 2014, the Company announced that during the year it intends to buy back up to $200 million of shares under this authorization, from time to time, depending on many factors including market conditions. As of September 30, 2014, there remained approximately $621 million under the current authorization.

Willis Group Holdings plc

The following amounts of the Company’s ordinary shares were bought back by the Company during the three months ended September 30, 2014 and are reflected below based on the date of trade:

	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

Period:
July 1, 2014 to July 31, 2014	677,700	$42.59	677,700	$674,284,258
August 1, 2014 to August 31, 2014	620,000	$41.14	620,000	$648,775,811
September 1, 2014 to September 30, 2014	652,000	$42.19	652,000	$621,271,079

Total	1,949,700		1,949,700
____________

(i) Does not include commissions and fees.
As of October 10, 2014, the Company acquired 5,050,000 shares at a total price of approximately $213 million and there remains approximately $611 million under the current authorization.
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
Dated: November 6, 2014