Form 10-K
period 2014-12-31
WILLIS GROUP HOLDINGS PLC
filed 2015-02-24
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the last reported price at which the Registrant’s common equity was sold on June 30, 2014 (the last day of the Registrant’s most recently completed second quarter) was $7,746,228,885.
As of February 20, 2015, there were outstanding 179,479,552 ordinary shares, nominal value $0.000115 per share, of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than April 30, 2015.

Certain Definitions
The following definitions apply throughout this annual report unless the context requires otherwise:

‘We’, ‘Us’, ‘Company’, ‘Group’, ‘Willis’, or ‘Our’	Willis Group Holdings and its subsidiaries.
‘Willis Group Holdings’ or ‘Willis Group Holdings plc’ or ‘WGH’	Willis Group Holdings Public Limited Company, a company organized under the laws of Ireland.
‘shares’	The ordinary shares of Willis Group Holdings Public Limited Company, nominal value $0.000115 per share.
‘HRH’	Hilb Rogal & Hobbs Company, a 100 percent owned subsidiary acquired in 2008.

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

•	our ability to implement and fully realize anticipated benefits of our growth strategy and revenue generating initiatives;

•
our ability to implement and realize anticipated benefits of any cost-savings initiative, including our ability to achieve expected savings from the multi-year operational improvement program as a result of unexpected costs or delays and demand on managerial, operational and administrative resources and/or macroeconomic factors affecting the program;

•	volatility or declines in insurance markets and premiums on which our commissions are based, but which we do not control;

•	our ability to compete in our industry;

•	material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane;

•	our ability to retain key employees and clients and attract new business;

•	our ability to develop new products and services;

•	our ability to develop and implement technology solutions and invest in innovative product offerings in an efficient and effective manner;

•	fluctuations in our earnings as a result of potential changes to our valuation allowance(s) on our deferred tax assets;

•	changes in the tax or accounting treatment of our operations and fluctuations in our tax rate;

•	our ability to achieve anticipated benefits of any acquisition or other transactions in which we may engage, including any revenue growth or operational efficiencies;

•	our ability to effectively integrate any acquisition into our business;

•	our inability to exercise full management control over our associates;

•	our ability to continue to manage our significant indebtedness;

•	the timing or ability to carry out share repurchases and redemptions;

•	the timing or ability to carry out refinancing or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;

•	any material fluctuations in exchange and interest rates that could adversely affect expenses and revenue;

•	a significant decline in the value of investments that fund our pension plans or changes in our pension plan liabilities or funding obligations;

•
rating agency actions, including a downgrade to our credit rating, that could inhibit our ability to borrow funds or the pricing thereof and in certain circumstances cause us to offer to buy back some of our debt;

•	our ability to receive dividends or other distributions in needed amounts from our subsidiaries;

•
the practical challenges and costs of complying with a wide variety of foreign laws and regulations and any related changes, given the global scope of our operations and the associated risks of non-compliance and regulatory enforcement action;

•	our involvement in and the results of any regulatory investigations, legal proceedings and other contingencies;

•	our exposure to potential liabilities arising from errors and omissions and other potential claims against us;

•	underwriting, advisory or reputational risks associated with our business;

Willis Group Holdings plc

•	the interruption or loss of our information processing systems, data security breaches or failure to maintain secure information systems; and

•	impairment of the goodwill in one of our reporting units, in which case we may be required to record significant charges to earnings.

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
The Willis Group
51 Lime Street
London EC3M 7DQ
England

Tel: +44 20 3124 6000

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
The Company’s Corporate Governance Guidelines, Audit Committee Charter, Risk Committee Charter, Compensation Committee Charter and Corporate Governance and Nominating Committee Charter are available on our website, www.willis.com, in the Investor Relations-Corporate Governance section, or upon request. Requests for copies of these documents should be directed in writing to the Company Secretary c/o Office of General Counsel, Willis Group Holdings Public Limited Company, Brookfield Place, 200 Liberty Street, New York, NY 10281.

General
We provide a broad range of insurance brokerage, reinsurance and risk management consulting services to our clients worldwide. We have significant market positions in the United States, in the United Kingdom and, directly and through our associates, in many other countries. We are a recognized leader in providing specialized risk management advisory and other services on a global basis to clients in many industries including aerospace, marine, construction and energy.
In our capacity as an advisor and insurance broker, we act as an intermediary between our clients and insurance carriers by advising our clients on their risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance with insurance carriers through our global distribution network.

About Willis

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
We and our associates serve a diverse base of clients including major multinational and middle-market companies in a variety of industries, as well as public institutions and individual clients. Many of our client relationships span decades. We have approximately 22,100 employees around the world (including approximately 3,700 at our associate companies) and a network of in excess of 400 offices in nearly 120 countries.
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
We believe we can achieve this by focusing on:

•
Growing our existing business organically. We help clients of all sizes and in every segment when we form teams of the right people from across our business that can provide every risk and human capital and benefits service the client needs. We call this team-based way of working ‘Connecting Willis’.

In the Connecting Willis model, client advocates ensure that our teams deliver a seamless service of tailored capabilities to every client including:

•	Regional and local market expertise

•	Industry and product specialist capabilities

•	Global placement knowledge and data

•	Cutting-edge analytics to address evolving risks

•
Strategic mergers and acquisitions that add geographic reach, industry expertise, new product offerings, and analytic capabilities. Every company in our portfolio is home to people who want to work at Willis.

•
Operational improvement that underpins our growth. We are modernizing the way we run our business in order to serve our clients better, enable the skills of our staff, and to lower our costs of doing business. Our Operational Improvement Program is making changes to our processes, our IT, our real estate and the location of our workforce. The Program is making us more effective and efficient, bringing us into line with other modern professional services firms.

•
Finally, we care as much about how we work as we do about the impact that we make. This means commitment to our values and behaviors, a framework that guides how we run our business and serve clients. Our values - integrity, advocacy, teamwork, respect, and development - help us to attract and retain the best and most diverse talent in our industry and beyond.

Willis Group Holdings plc

Through these strategies we aim to grow revenue with positive operating leverage, grow cash flows and generate compelling returns for investors.

Our Business

Insurance and reinsurance is a global business, and its participants are affected by global trends in capacity and pricing. Accordingly, we operate as one global business which ensures all clients' interests are handled efficiently and comprehensively, whatever their initial point of contact. For information regarding revenues and operating income per segment, see Note 26 of the Consolidated Financial Statements contained herein.

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

The Global business is divided into:

•	Willis Re;

•	Facultative;

•	UK Insurance;

•	Willis Capital Markets & Advisory; and

•	Risk & Analytics.

Willis Re
We operate this business on a global basis and provide a complete range of transactional capabilities, including, in conjunction with Willis Capital Markets & Advisory, a wide variety of capital markets based products to both insurance and reinsurance companies. Our services are underpinned by leading modeling, financial analysis and risk management advice. We bolster and enhance all of these services with knowledge derived from our Willis Research Network, the insurance industry's largest partnership with global academic research.

Facultative (formerly Faber Global)
Our Facultative unit provides facultative and wholesale solutions for property and casualty, health and specialty insurances to cedants and independent wholesaler brokers worldwide who want solutions provided via US, London, European and Bermudian markets.

UK Insurance (formerly Specialty)
Our UK-based insurance operations, combine our Global Specialty businesses with the Willis UK retail business to create a market leading client proposition.
This combined unit has strong global positions in Aerospace, Energy, Marine, Construction, Financial and Executive Risks as well as Financial Solutions, wholesale and facultative.

•	Aerospace
We are highly experienced in the provision of insurance and reinsurance brokerage and risk management services to Aerospace clients worldwide, including aircraft manufacturers, air cargo handlers and shippers, airport managers and other general aviation companies. Advisory services provided by Aerospace include claims recovery, contract and leasing risk management, safety services and market information. Aerospace's clients include approximately one third of the world's

About Willis

airlines. The specialist Inspace division is also prominent in serving the space industry by providing insurance and risk management services to approximately thirty companies.

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

Willis Capital Markets & Advisory

Willis Capital Markets & Advisory, with offices in New York, Hong Kong and London, provides advice to companies involved in the insurance and reinsurance industry on a broad array of merger and acquisition transactions as well as capital markets products, including acting as underwriter or agent for primary issuances, operating a secondary insurance-linked securities trading desk and engaging in general capital markets and strategic advisory work.

Willis Group Holdings plc

Risk & Analytics
Risk & Analytics focuses on providing analytics and other risk-based solutions to our large clients and prospects to support their risk management strategy and decisions on a global scale.

Retail operations

Our North America and International retail operations provide services to small, medium and large corporate clients, accessing Global's specialist expertise when required.

North America

Our North America business provides risk management, insurance brokerage, related risk services, and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States and Canada. With around 80 locations, organized into seven geographical regions including Canada, Willis North America locally delivers our global and national resources and specialist expertise through this retail distribution network.

In addition to being organized geographically and by specialty, our North America business focuses on four client segments: global, large national/middle-market, small commercial, and private client, with service, marketing and sales platform support for each segment.

•	Construction
The largest industry practice group in North America is Construction, which specializes in providing risk management, insurance brokerage, and surety bonding services to the construction industry. Willis Construction provided these services to nearly 10,000 clients including approximately 20 percent of the Engineering News Record Top 400 contractors (a listing of the largest 400 North American contractors based on reported revenue). In addition, this practice group has expertise in professional liability insurance, controlled insurance programs for large projects and insurance for national homebuilders.

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

About Willis

The services provided are focused according to the characteristics of each market and vary across offices, but generally include direct risk management and insurance brokerage, specialist and reinsurance brokerage and employee benefits consulting.
As part of our ongoing strategy, we continue to look for opportunities to strengthen our International market share through acquisitions and strategic investments. A list of significant subsidiaries is included in Exhibit 21.1 to this document.

We have also invested in associate companies; our significant associates at December 31, 2014 were GS & Cie Groupe ('Gras Savoye'), a French organization (30 percent holding) and Al-Futtaim Willis Co. LLC, organized under the laws of Dubai (49 percent holding). In connection with many of our investments we retain the right to increase our ownership over time, typically to a majority or 100 percent ownership position.
We believe the combined total revenues of our International subsidiaries and associates provide an indication of the spread and capability of our International network.
Management structure
During the first quarter 2015 we have reorganized our business from three reporting units (formerly known as Global, North America and International) into four reporting units: Willis Capital, Wholesale and Reinsurance, Willis North America, Willis International, and Willis Great Britain "Willis GB".
Willis North America and Willis International remain largely unchanged except for certain specialty teams previously included within Global are now included within the geographic regions in which they are located.
Willis Capital, Wholesale and Reinsurance includes Willis Re, Willis Capital Markets and Advisory and our wholesale businesses as well as a new unit called Willis Portfolio and Underwriting Services.
Willis GB includes our UK retail, facultative and London specialty businesses.
Customers
Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from major multinational corporations to middle-market companies. Further, many of our client relationships span decades, for instance our relationship with The Tokio Marine and Fire Insurance Company Limited dates back over 100 years. No one client accounted for more than 10 percent of revenues for fiscal year 2014. Additionally, we place insurance with approximately 2,500 insurance carriers, none of which individually accounted for more than 10 percent of the total premiums we placed on behalf of our clients in 2014.
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

Willis Group Holdings plc

Regulation
Our business activities are subject to legal requirements and governmental and quasi-governmental regulatory supervision in all countries in which we operate. Also, such regulations may require individual or company licensing to conduct our business activities. While these requirements may vary from location to location they are generally designed to protect our clients by establishing minimum standards of conduct and practice, particularly regarding the provision of advice and product information as well as financial criteria. Our three most significant regulatory regions are described below:
United States
Our activities in connection with insurance brokerage services within the United States are subject to regulation and supervision by state authorities. Although the scope of regulation and form of supervision may vary from state to state, insurance laws in the United States are often complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. That supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokerage in the states in which we currently operate is dependent upon our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these states.
European Union
In 2005, the European Union Insurance Mediation Directive introduced rules to enable insurance and reinsurance intermediaries to operate and provide services within each member state of the European Union on a basis consistent with the EU single market and customer protection aims. Each EU member state in which we operate is required to ensure that the insurance and reinsurance intermediaries resident in their country are registered with a statutory body in that country and that each intermediary meets professional requirements in relation to their competence, good repute, professional indemnity cover and financial capacity.
United Kingdom
In the United Kingdom, our business is regulated by the Financial Conduct Auditory ('FCA'). The FCA has a wide range of rule-making, investigatory and enforcement powers, and conducts monitoring visits to assess our compliance with regulatory requirements.
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
Other
Certain of our activities are governed by other regulatory bodies, such as investment and securities licensing authorities. In the United States, our Willis Capital Markets & Advisory business operates through our wholly-owned subsidiary Willis Securities, Inc., a US-registered broker-dealer and member FINRA/SIPC, primarily in connection with investment banking-related services and advising on alternative risk financing transactions. Willis Capital Markets provides advice on securities or investments in the European Union and Australia through our UK wholly-owned subsidiary Willis Capital Markets & Advisory Limited, which is authorized and regulated by the FCA. Willis Capital Markets, through our Hong Kong wholly-owned subsidiary Willis Capital Markets & Advisory (Hong Kong) Limited, is in the process of obtaining securities and advisory licenses through, and will be regulated by, the Hong Kong Securities and Futures Commission.
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

About Willis

Employees
As of December 31, 2014 we had approximately 18,400 employees worldwide of whom approximately 3,500 were employed in the United Kingdom and 5,900 in the United States, with the balance being employed across the rest of the world. In addition, our associates had approximately 3,700 employees, all of whom were located outside the United Kingdom and the United States.
Executive Officers of the Registrant
The executive officers of the Company as of February 20, 2015 were as follows:
Celia Brown - Ms. Brown, age 60, was appointed as an executive officer on January 23, 2012. Ms. Brown joined the Willis Group in 2010 and serves as the Willis Group Human Resources Director. Prior to joining the Willis Group, Ms. Brown spent over 20 years at XL Group plc where she held a number of senior roles. Ms. Brown served from 2006 to 2009 as the Executive Vice President, Head of Global HR and Corporate Relations at XL Group plc. Following XL Group plc, Ms. Brown formed an independent management consultancy, providing human resources services to not-for-profit, corporate and individual clients.
Dominic Casserley - Mr. Casserley, age 57, was appointed as Chief Executive Officer of Willis Group Holdings and as a member of the Board on January 7, 2013. Prior to joining Willis, Mr. Casserley, was a senior partner of McKinsey & Company, which he joined in New York in 1983. During his 29 years at McKinsey, Mr. Casserley led the firm's Greater China Practice and its UK and Ireland Practice. Mr. Casserley had been a member of the McKinsey Shareholders Council, the firm's global board, since 1999 and for four years served as the Chairman of the Finance Committee of that board.
John Greene - Mr. Greene, age 49, has served as Chief Financial Officer of Willis Group Holdings since June 2, 2014. Mr. Greene joined Willis Group Holdings after more than eight years with HSBC Holdings, where he served as Chief Financial Officer for their global Retail Bank and Wealth Management business. Previously, Mr. Greene served at HSBC Holdings as Chief Financial Officer for HSBC Insurance and Chief Financial Officer for the Consumer & Mortgage Lending business. Prior to HSBC, he was with GE for twelve years in various roles, including Chief Financial Officer for GE Global Business Finance.
Stephen Hearn - Mr. Hearn, age 48, was appointed as an executive officer on January 1, 2012. Mr. Hearn joined the Willis Group in 2008 and was named Chairman and CEO of Willis Global in 2011, CEO of Willis Limited in 2012 and Group Deputy CEO in 2013. Since joining the Willis Group, Mr. Hearn has served as Chairman of Special Contingency Risk, Chairman of Willis Facultative and Chairman and CEO of Glencairn Limited. From 2009 until 2011 he led Faber & Dumas, Global Markets International and Willis Facultative. Prior to joining the Willis Group, Mr. Hearn served as Chairman and CEO of the Glencairn Group Limited and as President and CEO of Marsh Affinity Europe.
Todd Jones - Mr. Jones, age 50, was appointed as an executive officer and Chief Executive Officer of Willis North America on July 1, 2013. Mr. Jones joined Willis in 2003 as the North American Practice Leader for Willis’s Executive Risks Practice and served as the President of Willis North America from 2010 to 2013. Mr. Jones also served as a National Partner for the Northeast Region. Prior to joining Willis, Mr. Jones held various leadership roles in the insurance brokerage industry. Before entering the brokerage industry, he was a financial analyst and corporate banker for a regional bank that is now part of Wells Fargo, focusing on the telecommunications industry.
David Shalders - Mr. Shalders, age 48, was appointed as an executive officer and Group Operations & Technology Director on November 4, 2013. Prior to joining Willis, Mr. Shalders spent over a decade in senior operations and IT roles at the Royal Bank of Scotland Group, most recently as Global COO for Global Banking and Markets. Mr. Shalders also held roles as Head of London & Asia Operations and Head of Derivative Operations for NatWest at RBS.
Timothy D. Wright - Mr. Wright, age 53, was appointed as an executive officer in 2008 and in 2011 was appointed as CEO of Willis International. Mr. Wright served as Group Chief Operating Officer from 2008 to 2011. Prior to joining the Willis Group, he was a Partner of Bain & Company where he led their Financial Services practice in London. Mr. Wright was previously UK Managing Partner of Booz Allen & Hamilton and led their insurance work globally. He has more than 20 years of experience in the insurance and financial service industries internationally.

Willis Group Holdings plc

Item 1A - Risk Factors
Risks Relating to our Business and the Insurance Industry
This section describes material risks affecting the Group’s business. These risks could materially affect the Group’s business, reputation, revenues, operating income, net income, net assets, liquidity and capital resources and ability to achieve its financial targets and, accordingly should be read in conjunction with any forward-looking statements in this Annual Report on Form 10-K.
Competitive Risks
Worldwide economic conditions could have an adverse effect on our business, prospects, operating results, financial condition and cash flows.
Our business and operating results are materially affected by worldwide economic conditions. Current global economic conditions, including those associated with the Eurozone, coupled with low customer and business confidence may have a significant negative impact on the buying behavior of some of our clients as their businesses suffer from these conditions. Since 2008, many of our operations have been impacted by the weakened economic climate. A significant number of insolvencies associated with an economic downturn could adversely affect our brokerage business through the loss of clients or by hampering our ability to place insurance and reinsurance business. In addition, an increase in mergers and acquisitions can also result in the loss of clients. While it is difficult to predict the consequences of any further deterioration in global economic conditions on our business, any significant reduction or delay by our clients in purchasing insurance or making payment of premiums could have a material adverse impact on our financial condition and results of operations. In addition, the potential for a significant insurer to fail, be downgraded or withdraw from writing certain lines of insurance coverages that we offer our clients could negatively impact overall capacity in the industry, which could then reduce the placement of certain lines and types of insurance and reduce our revenues and profitability. The potential for an insurer to fail or be downgraded could also result in errors and omissions claims by clients.
The credit and economic conditions of certain European Union countries remain fragile and may contribute to instability in the global credit and financial markets. If credit conditions worsen or financial market volatility increases in the Eurozone, it is possible that it could have a negative effect on the global economy as a whole, and our business, operating results and financial condition. If the Eurozone continues to deteriorate, there will likely be a negative effect on our European business, as well as the businesses of our European clients. Further, were the Euro to be withdrawn entirely, or the Eurozone were to be dissolved as a common currency area, the legal and contractual consequences for holders of Euro-denominated obligations would be determined by laws in effect at such time. A significant devaluation of the Euro would cause the value of our financial assets that are denominated in Euros to be significantly reduced. Any of these conditions could ultimately harm our overall business, prospects, operating results, financial condition and cash flows.
We may not be able to fully realize the anticipated benefits of our growth strategy.
We have stated certain goals at our 2013 Investor Conference and our outlook for 2015. In order to achieve these goals, we are implementing certain revenue growth strategies and continue to strive to manage our cost base. For example, we announced a series of actions that include, among other things, our multi-year operational improvement program and initiatives to better connect Willis. In light of the potential operational risks associated with these new initiatives, we cannot be certain whether we will be able to realize benefits from current revenue-generating or cost-saving initiatives and ultimately realize our objectives. There can be no assurance that our actual results will meet these financial goals.
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

Risk factors

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
In pursuing our corporate strategy, we may acquire or dispose of or exit businesses or reorganize existing investments. For example, we have a call option to acquire 100 percent of the capital of our associate, Gras Savoye. The success of our overall acquisition and disposition strategy is dependent upon our ability to identify appropriate opportunities, negotiate transactions on favorable terms and ultimately complete such transactions. Once we complete acquisitions or reorganizations there can be no assurance that we will realize the anticipated benefits of any transaction, including revenue growth, operational efficiencies or expected synergies. For example, if we fail to recognize some or all of the strategic benefits and synergies expected from a transaction, goodwill and intangible assets may be impaired in future periods.
In addition, we may not be able to integrate acquisitions successfully into our existing business, and we could incur or assume unknown or unanticipated liabilities or contingencies, which may impact our results of operations. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce the overheads related to the divested assets.
We also own an interest in a number of associates where we do not exercise management control and we are therefore limited in our ability to direct or manage the business to realize the anticipated benefits that we can achieve if we had full ownership.
Investment in innovative product offerings may fail to yield sufficient return to cover their investment.
From time to time, we may enter new lines of business or offer new products and services within existing lines of business. There can be substantial risks and uncertainties associated with these efforts, including the investment of significant time and resources, the possibility that these efforts will be unprofitable, and the risk of additional liabilities associated with these efforts. Failure to successfully manage these risks in the development and implementation of new lines of business and new products

Willis Group Holdings plc

and services could have a material adverse effect on our business, financial condition or results for operations. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business. In addition, we can provide no assurance that the entry into new lines of business or development of new products and services will be successful.
We are continually developing and investing in new and innovative offerings that we believe will address needs that we identify in the market. Nevertheless, the ability of these efforts to produce meaningful value is dependent on a number of other factors, some of which are outside of our control. For example, we have invested substantial time and resources in launching The Willis Advantage under the belief that this exchange will serve a useful role to help corporations and individuals in the United States manage their growing health care expenses. But in order for The Willis Advantage to be successful, health care insurers and corporate and individual participants must deem it suitable to participate in, and such decisions are based on their own particular circumstances.
Our business performance and growth plans could be negatively affected if we are not able to effectively apply technology to drive value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology and related tools.
Our success depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments in a timely and cost-effective manner, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant cost. Our competitors are seeking to develop competing technologies, and their success in this space may impact our ability to differentiate our services to our clients through the use of unique technological solutions. If we cannot offer new technologies as quickly as our competitors or if our competitors develop more cost-effective technologies, it could have a material adverse effect on our ability to obtain and complete client engagements.
Legal and Regulatory Risks
Our compliance systems and controls cannot guarantee that we comply with all applicable federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in applicable laws and regulations in the jurisdictions in which we operate may have an adverse effect on our business.
Our activities are subject to extensive regulation under the laws of the United States, the United Kingdom, the European Union and its member states, and the other jurisdictions around the world in which we operate. In addition, we own an interest in a number of associates where we do not exercise management control. Over the last few years, regulators across the world are increasingly seeking to regulate brokers who operate in their jurisdictions. Compliance with laws and regulations that apply to our operations is complex and increases our cost of doing business. These laws and regulations include insurance and financial industry regulations, economic and trade sanctions and laws against financial crimes, including client money and anti-money laundering, bribery or other corruption, such as the US Foreign Corrupt Practices Act, the UK Bribery Act, anti-competition and data privacy legislation. In most jurisdictions, governmental and regulatory authorities have the ability to interpret and amend these laws and regulations and impose penalties for non-compliance, including sanctions, civil remedies, monetary fines, injunctions, revocation of licenses or approvals, suspension of individuals, limitations on business activities or redress to clients. While we believe that we have substantially increased our focus on the geographic breadth of regulations to which we are subject, maintain good relationships with our key regulators and our current systems and controls are adequate, we cannot assure that such systems and controls will prevent any violations of any applicable laws and regulations.
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

Risk factors

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
Accepting market derived income (MDI) may cause regulatory or other scrutiny, which may have a material and adverse effect on our business.
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
MDI creates various risks. Intermediaries have a duty to act in the best interests of their clients and payments from carriers can incentivize intermediaries to put carriers’ interests ahead of their clients. Accordingly, MDI may be subject to scrutiny by various regulators under conflict of interest, anti-trust, unfair competition, and anti-bribery laws and regulations. While accepting MDI is a lawful and acceptable business practice, and while we have established systems and controls to manage these risks, we cannot predict whether our position will result in regulatory or other scrutiny.
IT and Operational Risks
Data security breaches or improper disclosure of confidential company or personal data could result in material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
Computer viruses, hackers and other external hazards, as well as improper or inadvertent staff behavior could expose confidential company and personal data systems to security breaches. Additionally, one of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their employees. These increased risks, and expanding regulatory requirements regarding data security, could expose us to data loss, monetary and reputational damages and significant increases in compliance costs.
With respect to our commercial arrangements with third-party vendors, we have processes designed to require third-party IT outsourcing, offsite storage and other vendors to agree to maintain certain standards with respect to the storage, protection and transfer of confidential, personal and proprietary information. However, we remain at risk of a data breach due to the intentional or unintentional non-compliance by a vendor’s employee or agent, the breakdown of a vendor’s data protection processes, or a cyber-attack on a vendor’s information systems.
We have experienced a number of data incidents, resulting from human error as well as attempts at unauthorized access to our systems, which to date have not had a material impact on our business, operations or clients.
We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. However, we cannot entirely eliminate the risk of data security breaches, improper access to or disclosure of confidential company or personally identifiable information. Our technology may fail to adequately secure the private information we hold and protect it from theft, computer viruses, hackers or inadvertent loss. In such circumstances, we may be held liable to our clients, which could result in legal liability or impairment to our reputation resulting in increased costs or loss of revenue.

Willis Group Holdings plc

Further, data privacy, information security, identity theft, and related computer and internet issues are matters of growing public concern and are subject to frequently changing rules and regulations. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements and customer expectations in this area could result in legal liability or impairment to our reputation.
Interruption to or loss of our information processing capabilities or failure to effectively maintain and upgrade our information processing hardware or systems could cause material financial loss, regulatory actions, reputational harm or legal liability.
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
If the data we rely on to run our business were found to be inaccurate or unreliable or if we fail to maintain effective and efficient systems (including through a telecommunications failure, failure to replace or update redundant or obsolete computer hardware, applications or software systems or if we experience other disruptions), this could result in material financial loss, regulatory action, reputational harm or legal liability.
Our inability to successfully recover should we experience a natural disaster or other significant disruption to business continuity could have a material adverse effect on our operations.
Our ability to conduct business may be adversely affected, even in the short-term, by a disruption in the infrastructure that supports our business and the communities where we are located. This may include a disruption caused by restricted physical site access, terrorist activities, disease pandemics, or outages to electrical, communications or other services used by our company, our employees or third parties with whom we conduct business. Although we have business continuity and disaster recovery procedures in place and insurance to protect against such contingencies, such procedures may not be entirely effective and any insurance or recovery procedures may not continue to be available at reasonable prices and may not address all such losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide services. Our inability to successfully recover should we experience a natural disaster or other significant disruption to business continuity could have a material adverse effect on our operations.
Certain of our businesses pose underwriting, advisory or reputational risks and can have a significant adverse impact on our financial results.
We provide a broad range of brokerage, reinsurance and risk management consulting services to our clients worldwide. In addition, our Willis Capital Markets & Advisory business provides advice to insurance and reinsurance companies on a broad array of merger and acquisition transactions as well as capital markets products, including acting as underwriter or agent for primary issuances, operating a secondary insurance-linked securities trading desk and engaging in general capital markets and strategic advisory work. These operations may pose certain underwriting, advisory or reputational risks to our business.
Financial Risks
Our outstanding debt could adversely affect our cash flows and financial flexibility.
We had total consolidated debt outstanding of approximately $2.3 billion as of December 31, 2014 and our 2014 interest expense was $135 million. Although management believes that our cash flows will be sufficient to service this debt, there may be circumstances in which required payments of principal and/or interest on this debt could adversely affect our cash flows and this level of indebtedness may:
require us to dedicate a significant portion of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments, to pay dividends and for general corporate purposes;

•	increase our vulnerability to general adverse economic conditions, including if we borrow at variable interest rates, which makes us vulnerable to increases in interest rates generally;

•	limit our flexibility in planning for, or reacting to, changes or challenges relating to our business and industry; and

•	put us at a competitive disadvantage against competitors who have less indebtedness or are in a more favorable

Risk factors

•	position to access additional capital resources.
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
In 2012, we agreed a revised funding strategy with the UK plan's trustee under which we are committed to make additional cash contributions in the event that our adjusted EBITDA exceeds certain thresholds, or we make exceptional returns for our shareholders, including share buybacks or special dividends. As a result, we may be committed to make additional contributions through to 2017 based on the prior year's performance. During 2015, we will be required to negotiate a new funding arrangement which may change the contributions we are required to make during 2015 and beyond.
Total cash contributions, excluding employees’ salary sacrifice contributions, to these defined benefit pension plans in 2014 were $112 million. In 2015, the Company currently expects to make cash contributions of approximately $116 million, including exceptional returns, to these pension plans, although we may elect to contribute more. Future estimates are based on certain assumptions, including discount rates, interest rates, mortality, fair value of assets and expected return on plan assets.
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
We maintain significant cash balances at various US depository institutions that are significantly in excess of the US Federal Deposit Insurance Corporation insurance limits. We also maintain significant cash balances in foreign financial institutions. A significant portion of this cash is fiduciary cash held on behalf of insurance companies or clients. If one or more of the institutions in which we maintain significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and we could face a material liquidity problem and potentially material financial losses. We would also be liable to claims made by the insurance companies or our clients regarding the fiduciary cash held on their behalf.

Willis Group Holdings plc

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
Willis Group Holdings is a holding company that conducts no business of its own. We are dependent upon dividends and other payments from our operating subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, for paying dividends to shareholders and for corporate expenses. Legal and regulatory restrictions, foreign exchange controls, as well as operating requirements of our subsidiaries, may limit our ability to obtain cash from these subsidiaries. For example, Willis Limited, our UK brokerage subsidiary regulated by the FCA, is currently required to maintain $126 million in unencumbered and available funds, of which at least $79 million must be in cash, for regulatory purposes. In the event our operating subsidiaries are unable to pay dividends and make other payments to Willis Group Holdings, we may not be able to service debt, pay obligations or pay dividends on ordinary shares.
If our goodwill becomes impaired, we may be required to record significant charges to earnings, which could have a significant adverse impact on our reported earnings.
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
We report our operating results and financial condition in US dollars. Our US operations earn revenue and incur expenses primarily in US dollars. In our London market operations, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in pounds sterling. Outside the United States and our London market operations, we

Risk factors

predominantly generate revenue and expenses in the local currency. The table gives an approximate analysis of revenues and expenses by currency in 2014.

	US Dollars	Pounds Sterling	Euros	Other currencies
Revenues	58%	8%	13%	21%
Expenses	46%	25%	9%	20%

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
For example, as the pound sterling strengthens, the US dollars required to be translated into pounds sterling to cover the net sterling expenses increase, which then causes our results to be negatively impacted. However, any net sterling asset we are holding will be more valuable when translated into US dollars. Given these facts, the strength of the pound sterling relative to the US dollar has in the past had a material negative impact on our reported results. This risk could have a material adverse effect on our financial condition, cash flow and results of operations in the future.
Additionally, as at December 31, 2014, we are using the SICAD I rate of approximately 12 Venezuelan Bolivars per US Dollar to report our Venezuelan financial position, following devaluation from the official rate of approximately six Bolivars per US dollar. We cannot predict whether there will be a further devaluation of the Venezuelan currency or whether the use of the SICAD I rate will continue to be supported. As at December 31, 2014 we have approximately $22 million of net monetary assets that are denominated in the Venezuela Bolivar.
Where needed, we deploy a hedging strategy to mitigate part of our operating exposure to exchange rate movements, but such mitigating attempts may not be successful. For more information on this strategy, see Part II Item 8 - 'Note 24 Derivative Financial Instruments and Hedging Activities'.
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
In conducting our businesses and maintaining and supporting our global operations, we are subject to political, economic, legal, market, nationalization, operational and other risks. Our businesses and operations continue to expand into new regions throughout the world, including emerging markets. The possible effects of economic and financial disruptions throughout the world could have an adverse impact on our businesses. These risks include:

•	the general economic and political conditions in foreign countries,

•	the imposition of controls or limitations on the conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries;

•	the imposition of sanctions by both the United States and foreign governments;

•	imposition of withholding and other taxes on remittances and other payments from subsidiaries;

•	imposition or increase of investment and other restrictions by foreign governments;

•	the price of commodities, such as oil;

•	fluctuations in our tax rate;

•	difficulties in controlling operations and monitoring employees in geographically dispersed and culturally diverse locations;

•
the practical challenge and costs of complying, or monitoring compliance, with a wide variety of foreign laws (some of which may conflict with US or other sources of law), laws and regulations applicable to insurance brokers and US business operations abroad, including rules relating to the conduct of business, trade sanctions administered by the US Office of Foreign Assets Control, the EU, the UK and the UN, and the requirements of the US Foreign Corrupt Practices Act as well as other anti-bribery and corruption rules and requirements in the countries in which we operate; and

Willis Group Holdings plc

•	the practical challenge and costs of complying with local regulation for our operating subsidiaries across the globe.
Legislative and regulatory action could materially and adversely affect us and our effective tax rate may increase.
There is uncertainty regarding the tax policies of the jurisdictions where we operate (which include the potential legislative actions described below), and our tax rate may increase and any such increase may be material. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate. For example, legislative action may be taken by the US Congress which, if ultimately enacted, could override tax treaties upon which we rely or could broaden the circumstances under which we would be considered a US resident, each of which could materially and adversely affect our effective tax rate and cash tax position. We cannot predict the outcome of any specific legislative proposals. However, if proposals were enacted that had the effect of limiting our ability to take advantage of tax treaties between Ireland and other jurisdictions (including the United States), we could be subjected to increased taxation. In addition, any future amendments to the current income tax treaties between Ireland and other jurisdictions could subject us to increased taxation.
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
As an Irish company, Willis Group Holdings is currently governed by the Irish Companies Acts 1963-2013. In late 2014, a new Companies Act (the “2014 Act”) was passed by both houses of the Irish parliament and is expected to apply to all companies including Willis Group Holdings from June 1, 2015. In addition to introducing new provisions, the 2014 Act carries over many of the existing rules applicable to Irish companies which differ in some material respects from laws generally applicable to US corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, under the current regime and the 2014 Act, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the Company only in limited circumstances. Accordingly, holders of Willis Group Holdings securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.

Item 1B — Unresolved Staff Comments
The Company had no unresolved comments from the SEC’s staff.

Properties

Item 2 — Properties
We own and lease a number of properties for use as offices throughout the world and believe that our properties are generally suitable and adequate for the purposes for which they are used. The principal properties are located in the United Kingdom and the United States. Willis maintains over 3.9 million square feet of space worldwide.

London
In London we occupy a prime site comprising 491,000 square feet spread over a 28-story tower and adjoining 10-story building. We have a 25-year lease on this property which expires June 2032. We sub-let approximately 17,500 square feet of the 28-story tower to a third party. We also sub-let the 10-story adjoining building.

North America
In North America, outside of New York, Chicago and Nashville, we lease approximately 1.3 million square feet around 100 locations.

New York
In New York, we occupy 205,000 square feet of office space at Brookfield Place under a 20-year lease, expiring September 2026.

Chicago
In Chicago, we occupy 140,000 square feet at the Willis Tower under a lease expiring February 2025. We sub-let approximately 17,000 square feet to a third party.

Nashville
In Nashville, we occupy 170,000 square feet under a lease expiring April 2026.

Rest of World
Outside of North America and London we lease approximately 1.4 million square feet of office space in over 200 locations. Two of our properties in Ipswich, United Kingdom have liens on the land and buildings in connection with a revolving credit facility.
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

Willis Group Holdings plc

disputes with insurance companies, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
The material actual or potential claims, lawsuits, and other proceedings, of which the Company is currently aware, are as follows:
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
On September 16, 2014, the court (a) denied the plaintiffs’ request to defer resolution of the defendants’ motions to dismiss, but granted the plaintiffs’ request to enter a scheduling order; (b) requested the submission of supplemental briefing by all parties on the defendants’ motions to dismiss, which the parties submitted on September 30, 2014; and (c) entered an order

Legal proceedings

setting a schedule for briefing and discovery regarding plaintiffs’ motion for class certification, which schedule, among other things, provides for the submission of the plaintiffs’ motion for class certification (following the completion of briefing and discovery) on April 20, 2015.
On December 15, 2014, the court granted in part and denied in part the defendants’ motions to dismiss. On January 30, 2015, the defendants answered the Third Amended Class Action Complaint.

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

•
Rupert, et al. v. Winter, et al., Case No. 2009C115137, was filed on September 14, 2009 on behalf of 97 Stanford investors against Willis Group Holdings plc, Willis of Colorado, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). The complaint alleges claims under the Securities Act of 1933, Texas and Colorado statutory law and Texas common law and seeks special, consequential and treble damages of more than $300 million, attorneys’ fees and costs. On October 20, 2009, certain defendants, including Willis of Colorado, Inc., (i) removed Rupert to the U.S. District Court for the Western District of Texas, (ii) notified the JPML of the pendency of this related action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On April 1, 2010, the JPML issued a final transfer order for the transfer of Rupert to the Northern District of Texas. On January 24, 2012, the court remanded Rupert to Texas state court (Bexar County), but stayed the action until further order of the court. On August 13, 2012, the plaintiffs filed a motion to lift the stay, which motion was denied by the court on September 16, 2014. On October 10, 2014, the plaintiffs appealed the court’s denial of their motion to lift the stay to the U.S. Court of Appeals for the Fifth Circuit. On January 5, 2015, the Fifth Circuit consolidated the appeal with the appeal in the Rishmague, et ano. v. Winter, et al. action discussed below, and the consolidated appeal is currently pending. The defendants have not yet responded to the complaint in Rupert.

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

•
Rishmague, et ano. v. Winter, et al., Case No. 2011CI2585, was filed on March 11, 2011 on behalf of two Stanford investors, individually and as representatives of certain trusts, against Willis Group Holdings plc, Willis of Colorado, Inc., Willis of Texas, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). The complaint alleges claims under Texas and Colorado statutory law and Texas common law and seeks special, consequential and treble damages of more than $37 million and attorneys’ fees and costs. On April 11, 2011, certain defendants, including Willis of Colorado, Inc., (i) removed Rishmague to the Western District of Texas, (ii) notified the JPML of the pendency of this related action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On August 8, 2011, the JPML issued a final transfer order for the transfer of Rishmague to the Northern District of Texas, where it is currently pending. On August 13, 2012, the plaintiffs joined with the plaintiffs in the Rupert action in their motion to lift the court’s stay of the Rupert action. On September 9, 2014, the court remanded Rishmague to Texas state court (Bexar County), but stayed the action until further order of the court and denied the plaintiffs’ motion to lift the stay. On October 10, 2014, the plaintiffs appealed the court’s denial of their motion to lift the stay to the Fifth Circuit. On January 5, 2015,

Willis Group Holdings plc

the Fifth Circuit consolidated the appeal with the appeal in the Rupert action, and the consolidated appeal is currently pending. The defendants have not yet responded to the complaint in Rishmague.

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

•
Florida suits: On February 14, 2013, five lawsuits were filed against Willis Group Holdings plc, Willis Limited and Willis of Colorado, Inc. in Florida state court (Miami-Dade County) alleging violations of Florida common law. The five suits are: (1) Barbar, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05666CA27, filed on behalf of 35 Stanford investors seeking compensatory damages in excess of $30 million; (2) de Gadala-Maria, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05669CA30, filed on behalf of 64 Stanford investors seeking compensatory damages in excess of $83.5 million; (3) Ranni, et ano. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05673CA06, filed on behalf of two Stanford investors seeking compensatory damages in excess of $3 million; (4) Tisminesky, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05676CA09, filed on behalf of 11 Stanford investors seeking compensatory damages in excess of $6.5 million; and (5) Zacarias, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05678CA11, filed on behalf of 10 Stanford investors seeking compensatory damages in excess of $12.5 million. On June 3, 2013, Willis of Colorado, Inc. removed all five cases to the Southern District of Florida and, on June 4, 2013, notified the JPML of the pendency of these related actions. On June 10, 2013, the court in Tisminesky issued an order sua sponte staying and administratively closing that action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation and coordination with the other Stanford-related actions. On June 11, 2013, Willis of Colorado, Inc. moved to stay the other four actions pending the JPML's transfer decision. On June 20, 2013, the JPML issued a conditional transfer order for the transfer of the five actions to the Northern District of Texas, the transmittal of which was stayed for seven days to allow for any opposition to be filed. On June 28, 2013, with no opposition having been filed, the JPML lifted the stay, enabling the transfer to go forward. On September 30, 2014, the court denied the plaintiffs’ motion to remand in Zacarias, and, on October 3, 2014, the court denied the plaintiffs’ motions to remand in Tisminesky and de Gadala Maria. The defendants have not yet responded to the complaints in these actions.

•
Janvey, et al. v. Willis of Colorado, Inc., et al., Case No. 3:13-CV-03980-D, was filed on October 1, 2013 also in the Northern District of Texas against Willis Group Holdings plc, Willis Limited, Willis North America Inc., Willis of Colorado, Inc. and the same Willis associate. The complaint was filed (i) by Ralph S. Janvey, in his capacity as Court-Appointed Receiver for the Stanford Receivership Estate, and the Official Stanford Investors Committee (the ‘OSIC’) against all defendants and (ii) on behalf of a putative, worldwide class of Stanford investors against Willis North America Inc. Plaintiffs Janvey and the OSIC allege claims under Texas common law and the court’s Amended Order Appointing Receiver, and the putative class plaintiffs allege claims under Texas statutory and common law. Plaintiffs seek actual damages in excess of $1 billion, punitive damages and costs. On November 15, 2013, plaintiffs filed the operative First Amended Complaint, which added certain defendants unaffiliated with Willis. On February 28, 2014, the defendants filed motions to dismiss the First Amended Complaint, which motions were granted in part and denied in part by the court on December 5, 2014. On December 22, 2014, Willis filed a motion to amend the court’s December 5 order to certify an interlocutory appeal to the Fifth Circuit, and, on December 23, 2014, Willis filed a motion to amend and, to the extent necessary, reconsider the court’s December 5 order. On January 16, 2015, the defendants answered the First Amended Complaint. On January 28, 2015, the court denied Willis’s motion to amend the court’s December 5 order to certify an interlocutory appeal to the Fifth Circuit. Willis’s motion to amend and, to the extent necessary, reconsider the December 5 order remains pending.

Legal proceedings

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

	Price Range of Shares
	High	Low
2013:
First Quarter	$39.50	$33.89
Second Quarter	$43.02	$37.86
Third Quarter	$45.45	$40.10
Fourth Quarter	$47.22	$42.15
2014:
First Quarter	$45.38	$40.72
Second Quarter	$44.49	$40.47
Third Quarter	$44.59	$39.81
Fourth Quarter	$45.66	$39.11
2015:
Through February 20, 2015	$48.88	$42.81
On February 20, 2015, the last reported sale price of our shares as reported by the NYSE was $47.75 per share. As of February 20, 2015 there were approximately 1,192 shareholders on record of our shares.
Dividends
We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. The dividend payment dates and amounts are as follows:

Payment Date	$ Per Share

January 15, 2013	$0.270
April 15, 2013	$0.280
July 15, 2013	$0.280
October 15, 2013	$0.280
January 15, 2014	$0.280
April 15, 2014	$0.300
July 15, 2014	$0.300
October 15, 2014	$0.300
January 15, 2015	$0.300

There are no governmental laws, decrees or regulations in Ireland which will restrict the remittance of dividends or other payments to non-resident holders of the Company’s shares.

Share data and dividends

In circumstances where one of Ireland’s many exemptions from dividend withholding tax (‘DWT’) does not apply, dividends paid by the Company will be subject to Irish DWT (currently 20 percent). Residents of the United States should be exempt from Irish DWT provided relevant documentation supporting the exemption has been put in place. While the US-Ireland Double Tax Treaty contains provisions reducing the rate of Irish DWT in prescribed circumstances, it should generally be unnecessary for US residents to rely on the provisions of this treaty due to the wide scope of exemptions from Irish DWT available under Irish domestic law. Irish income tax may also arise in respect of dividends paid by the Company. However, US residents entitled to an exemption from Irish DWT generally have no Irish income tax liability on dividends.
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
Total Shareholder Return
The following graph demonstrates a five-year comparison of cumulative total returns for the Company, the S&P 500 and a peer group comprised of the Company, Aon plc, Arthur J. Gallagher & Co., Brown & Brown Inc., and Marsh & McLennan Companies, Inc. The comparison charts the performance of $100 invested in the Company, the S&P 500 and the peer group on December 31, 2009, assuming full dividend reinvestment.

Willis Group Holdings plc

Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended December 31, 2014, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company is authorized to buy back its ordinary shares, by way of redemption, and will consider whether to do so from time to time based on many factors including market conditions. The Company is authorized to purchase up to one billion shares from time to time in the open market (such open market purchases would be effected as redemptions under Irish law) and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company as long as the cost of the acquisition of the Company's shares does not exceed $611 million.
In the fourth quarter 2014, the Company bought back 244,300 shares at an average price of $40.86 for a total cost of approximately $10 million, on a trade date basis. The Company intends to buy back approximately $175 million in shares in 2015 to offset the increase in shares outstanding resulting from the exercise of employee stock options. The buybacks will be made in the open market or through privately-negotiated transactions, from time to time, depending on market conditions. The share buy back program may be modified, extended or terminated at any time by the Board of Directors.

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

October 1, 2014 to October 31, 2014	244,300	$40.86	244,300	$611,289,766
November 1, 2014 to November 30, 2014	—	—	—	—
December 1, 2014 to December 31, 2014	—	—	—	—

Total	244,300		244,300
The information under Part III, Item 12 regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference.

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
The selected historical consolidated financial data presented below as of and for each of the five years ended December 31, 2014 have been derived from the audited consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States of America (‘US GAAP’).

	Year ended December 31,
	2014	2013	2012	2011	2010
	(millions, except per share data)
Statement of Operations Data
Total revenues	$3,802	$3,655	$3,480	$3,447	$3,332
Goodwill impairment charge	—	—	(492)	—	—
Operating income (loss)	647	663	(225)	571	789
Income (loss) from continuing operations before income taxes and interest in earnings of associates	518	499	(337)	239	587
Income (loss) from continuing operations	373	377	(433)	219	470
Discontinued operations, net of tax	—	—	—	1	—
Net income (loss) attributable to Willis Group Holdings	$362	$365	$(446)	$204	$455
Earnings per share on continuing operations — basic	2.03	2.07	(2.58)	1.17	2.68
Earnings per share on continuing operations — diluted	2.00	2.04	(2.58)	1.15	2.66
Average number of shares outstanding
— basic	178	176	173	173	170
— diluted	181	179	173	176	171
Balance Sheet Data (as of year end)
Goodwill	$2,937	$2,838	$2,827	$3,295	$3,294
Other intangible assets, net	450	353	385	420	492
Total assets (i)	15,435	14,800	15,112	15,728	15,850
Total equity	2,007	2,243	1,725	2,517	2,608
Long-term debt	2,142	2,311	2,338	2,354	2,157
Shares and additional paid-in capital	1,524	1,316	1,125	1,073	985
Total Willis Group Holdings stockholders’ equity	1,985	2,215	1,699	2,486	2,577
Other Financial Data
Capital expenditures (excluding capital leases)	$110	$105	$133	$111	$83
Cash dividends declared per share	1.20	1.12	1.08	1.04	1.04
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
This discussion includes references to non-GAAP financial measures as defined in Regulation G of the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, specifically underlying and organic non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis, and these provide a measure against which our businesses may be assessed in the future.
Underlying total revenues, underlying total expenses, underlying salaries and benefits, underlying other operating expenses, underlying operating income, underlying operating margin, underlying EBITDA, underlying net income and underlying earnings per diluted share (hereinafter referred to collectively as the "underlying measures") are calculated by excluding the impact of certain items and period over period movements in foreign currency, from the most directly comparable GAAP measures.
Organic commissions and fees, total revenues, organic total expenses, organic salaries and benefits, organic other operating expenses, organic operating income, organic operating margin and organic EBITDA (hereinafter referred to collectively as the "organic measures") further adjust underlying measures to exclude the twelve month impact from acquisitions and disposals from the most directly comparable GAAP measures.
Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2014.
This discussion includes forward-looking statements, including under the headings 'Executive Summary', 'Liquidity and Capital Resources', and 'Critical Accounting Estimates'. Please see 'Forward-Looking Statements' for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in those statements.

EXECUTIVE SUMMARY
Business Overview
We provide a broad range of insurance broking, risk management, and consulting services to our clients worldwide and during the period organized our business into three segments: Global, North America, and International.
For additional information regarding our business, see the more detailed discussion under Part I, Item 1 - 'Business' of this Form 10-K.

Market Conditions
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

Business discussion

In 2014 we noted a continuation of this trend, and signs of acceleration, towards softening reinsurance rates across almost all classes of business and geographies as positive 2013 results for traditional reinsurers exacerbated the growing supply of capital from third-party investors. In addition, for primary insurance companies, the ability to recognize primary rate increases may be coming to an end and consequently, rate flattening and even rate reductions are seen in many territories on primary insurance classes.
In the face of this challenging environment, we have adopted a strategy to: (1) invest selectively in growth areas, defined by geography, industry sector, and client segment and (2) better coordinate our business so as to bring our clients greater access to the Company's specialty areas and analytical capabilities, among other things. Our growth strategy also involves increasing our investment in, and deployment of, our analytical capabilities.
Financial Performance
The following is a summary of our 2014 GAAP financial results:

•
Total revenues of $3,802 million increased by $147 million, or 4.0 percent over the prior year. This growth included $134 million increase in commissions and fees, led by our International segment which reported high single digit growth, and a net $26 million increase from the impact of acquisitions and disposals. Foreign exchange negatively impacted total revenues by $30 million.

•
Total operating expenses of $3,155 million increased by $163 million, or 5.4 percent over the prior year. This growth included $36 million of restructuring costs related to the Operational Improvement Program, a $34 million net increase in expenses from acquisitions and disposals, and $6 million adverse foreign currency movements. The remaining increase was primarily due to higher salaries and benefits expense driven by increased headcount, pay reviews, and higher incentive charges, along with increased travel, accommodation and entertainment expenses, and systems costs.

•	Operating margin decreased 110 basis points to 17.0 percent from 18.1 percent in the prior year.

•	Net income attributable to Willis Group Holdings was $362 million, or $2.00 per diluted share, a decrease of $3 million, or 0.8 percent, from $365 million, or $2.04 per diluted share, in 2013.

•	Cash flows from operating activities were $477 million in 2014, a decrease of $84 million, or 15.0 percent from $561 million in 2013.
Our non-GAAP financial measures were as follows:

•
Underlying total revenues of $3,802 million increased $177 million, or 4.9 percent, over the prior year. Excluding the net $26 million increase from acquisitions and disposals, organic total revenues increased $151 million, or 4.2 percent over the prior year. This growth was driven by high commissions and fees growth in our International segment, supported by growth in Willis North America and Global. In addition to this, Other income increased $12 million primarily due to a settlement related to a specialty book of business within Global.

•
Underlying total expenses of $3,119 million increased $168 million, or 5.7 percent, over the prior year. Excluding the net $34 million increase from acquisitions and disposals, organic total operating expenses of $3,066 million increased $134 million, or 4.6 percent, over the prior year. This was primarily due to higher salaries and benefits expense, driven by increased headcount, pay reviews, and higher incentive charges, along with increased travel, accommodation and entertainment expenses, and systems costs.

•	The resultant organic operating margin decreased by 20 basis points to 18.2 percent from 18.4 percent in the prior year.

Operational improvement program
In April 2014, the Company announced an operational improvement program that would allow the Company to continue to strengthen its client service, realize operational efficiencies, and invest in new capabilities for growth.

Willis Group Holdings plc

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
The program began in the second quarter of 2014 and is expected to be complete by the end of 2017. The program is expecting to deliver cumulative cost savings of at least $420 million through 2017 and annual cost savings of approximately $300 million starting in 2018.
Actual cost savings of approximately $11 million were achieved in 2014, the estimated phasing of future cost savings is as follows: at least $60 million in 2015, approximately $135 million in 2016, and approximately $235 million in 2017. The estimated cost savings are before any potential reinvestment for future growth.
To achieve these savings, the Company expects to incur cumulative spend, including capital expenditure, amounting to approximately $410 million through the end of 2017. Program spend in 2014 was $36 million, with approximately $130 million expected for 2015 and the balance of approximately $240 million expected to be incurred in 2016 and 2017.
Total spend, actual savings, and timing may vary positively or negatively from these estimates due to changes in the scope, underlying assumptions, or execution risk of the restructuring plan throughout its duration.
The Company expects that about 70 percent of the annualized 2018 savings would come from role relocation and reduction, and about 30 percent of the savings from real estate, information technology and other areas.
To assist with the analysis of the effectiveness of the program the Company will provide the following metrics annually:

•	ratio of full time employees (FTEs) in higher cost geographies to lower cost near-shore and off-shore centers as at December 31, 2014 was 78:22 (March 31, 2014 ratio was 80:20);

•	indexed ratio of square footage of real estate per FTE as at December 31, 2014 was 98 (March 31, 2014 ratio of square footage of real estate per FTE = 100); and

•	indexed ratio of desks per FTE as at December 31, 2014 was 99 (March 31, 2014 ratio of desks per FTE = 100).
The restructuring costs of $36 million related to the Operational Improvement Program incurred in 2014 included:

•	$3 million of termination benefits in the North America segment relating to the elimination of 51 positions across a number of North America retail locations;

•
$5 million in the International segment, of which approximately $3 million was termination benefits related to the elimination of 81 positions across the International network and approximately $2 million spent on professional services to support the program;

•
$11 million in the Global segment, including $10 million of termination benefits related to the elimination of approximately 181 positions from the Willis Insurance UK and UK Reinsurance divisions, in addition to approximately $1 million of professional fees related to a study on process improvement; and

•
$17 million in Corporate and other, including approximately $16 million of professional fees, primarily related to advisory services, and approximately $1 million related to system implementation and other core resources supporting the program.

Acquisitions and Disposals
In January, 2015 the Company reached an agreement to acquire a majority interest in Miller Insurance Services LLP, a leading London-based wholesale specialist. The transaction is subject to customary closing conditions and regulatory approval and is expected to close in the second quarter of 2015.
During the year ended December 31, 2014 we made the following material acquisitions in line with our strategy to invest in targeted acquisitions with a focus on earnings accretion, competitive position, and fit.

Business discussion

In the fourth quarter of 2014, the Company acquired 75.8 percent of Max Matthiessen Holding AB and subsidiaries (collectively referred to as Max Matthiessen), a leading employee benefits adviser in Sweden, for cash consideration of $204 million.
In the second quarter of 2014, the Company acquired 100 percent of Charles Monat Limited and its subsidiaries (collectively referred to as Charles Monat), a life insurance solutions adviser to high net worth clients based in Hong Kong, for cash consideration of $59 million. Additional consideration estimated at $29 million is payable in annual installments over the next five years, based on a multiple of EBITDA of the entities acquired, during the period from May 25, 2014 until September 2, 2019. This consideration has been assessed to have a fair value of $12 million at the date of acquisition.
During 2014 we have also disposed of a number of low growth offices and business from our North America reporting unit that no longer align strategically with the rest of the North America segment.

Non-GAAP financial measures
During 2014, we made changes to the non-GAAP financial measures that we use to provide additional meaningful methods of evaluating the Company’s operating performance replacing our adjusted measures with new underlying measures and introduced new organic non-GAAP financial measures.
Previously we excluded certain specified items from total expenses, salaries and benefits, other operating expenses, operating margin, operating income, net income (loss) and earnings per share to calculate adjusted total expenses, adjusted salaries and benefits, adjusted other operating expenses, adjusted operating margin, adjusted operating income, adjusted net income and adjusted earnings per share.
In addition to these certain specified items, we exclude the period-over-period foreign currency movements to calculate our underlying non-GAAP financial measures and further exclude the twelve month impact from acquisitions and disposals to calculate our organic non-GAAP financial measures.
We believe that the understanding of the Company's performance and comparative analysis of our results is enhanced by our disclosure of the following non-GAAP financial measures. We use these and other measures to establish Group performance targets and evaluate the performance of our operations.
Our method for calculating these measures may differ from those used by other companies and therefore comparability may be limited.
Underlying measures
Our underlying non-GAAP measures are calculated by excluding certain items (as detailed below) from total revenues, total expenses, salaries and benefits, other operating expenses, operating income, net income (loss), and earnings per diluted share, respectively, the most directly comparable GAAP measures.
Additionally, prior year total revenues, total expenses and net income (loss) and diluted earnings per share have been rebased to current period exchange rates to eliminate the impact of year over year foreign exchange movements.
The following items have been excluded from total revenues, total expenses, salaries and benefits, other operating expenses, operating income and net income (loss) as applicable:

(i)	restructuring charges relating the Operational Improvement Program;

(ii)	costs associated with the 2013 Expense Reduction Initiative;

(iii)	fees related to the extinguishment of debt;

(iv)	the additional incentive accrual recognized following the replacement of annual cash retention awards with annual cash bonuses which do not feature a repayment requirement;

(v)	write-off of unamortized cash retention awards following the decision to eliminate the repayment requirement on past awards;

(vi)	India joint venture settlement;

(vii)	goodwill impairment charge;

Willis Group Holdings plc

(viii)	valuation allowance against deferred tax assets;

(ix)	write-off of uncollectible accounts receivable balance and associated legal fees arising in Chicago due to fraudulent overstatement of commissions and fees;

(x)	insurance recoveries related to the fraudulent overstatement of commissions and fees;

(xi)	foreign exchange loss from the devaluation of the Venezuelan currency; and

(xii)	gains and losses on the disposal of operations.

Organic measures

Our organic non-GAAP measures are calculated by excluding the twelve month impact from acquisitions and disposals, together with the impact of certain items, including foreign currency, that are discussed above, from total revenues, total expenses, salaries and benefits, other operating expenses, operating income, respectively, the most directly comparable GAAP measures.

A reconciliation of reported total expenses, salaries and benefits and other operating expense, the most directly comparable GAAP measures, to underlying and organic total expenses, underlying and organic salaries and benefits and underlying and organic other operating expenses is as follows (in millions, except percentages):
2014 compared to 2013

	Salaries and benefits		Other operating expenses		Total expenses
	2014	2013	2014	2013	2014	2013
Expenses, GAAP basis	$2,314	$2,207	$659	$636	$3,155	$2,992
Excluding:
Restructuring costs	—	—	—	—	36	—
Expense Reduction Initiative	—	29	—	12	—	46
Fees related to the extinguishment of debt	—	—	—	1	—	1
Foreign currency movements (a)	—	(3)	—	(2)	—	(6)
Underlying expenses	$2,314	$2,181	$659	$625	$3,119	$2,951
Less: net expenses from acquisitions and disposals	33	13	12	3	53	19
Organic expenses	$2,281	$2,168	$647	$622	$3,066	$2,932
_________________________________
(a) For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

Business discussion

A reconciliation of reported total expenses, salaries and benefits and other operating expense, the most directly comparable GAAP measures, to underlying and organic total expenses, underlying and organic salaries and benefits and underlying and organic other operating expenses is as follows (in millions, except percentages):
2013 compared to 2012

	Salaries and benefits		Other operating expenses		Total expenses
	2013	2012	2013	2012	2013	2012
Expenses, GAAP basis	$2,207	$2,475	$636	$600	$2,992	$3,705
Excluding:
Expense Reduction Initiative	29	—	12	—	46	—
Fees related to the extinguishment of debt	—	—	1	—	1	—
Additional incentive accrual for change in remuneration policy	—	252	—	—	—	252
Write-off of unamortized cash retention awards debtor	—	200	—	—	—	200
Goodwill impairment charge	—	—	—	—	—	492
India JV settlement	—	—	—	11	—	11
Insurance recovery	—	—	—	(10)	—	(10)
Write-off of uncollectible accounts receivable balance	—	—	—	13	—	13
Foreign currency movements (a)	—	9	—	—	—	9
Underlying expenses	$2,178	$2,014	$623	$586	$2,945	$2,738
Less: net expenses from acquisitions and disposals	12	1	1	—	14	1
Organic expenses	$2,166	$2,013	$622	$586	$2,931	$2,737
_________________________________
(a) For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

Willis Group Holdings plc

A reconciliation of reported total revenues and operating income, the most directly comparable GAAP measure, to underlying and organic total revenues, and underlying and organic operating income, is as follows (in millions, except percentages):
2014 compared to 2013

	2014	2013
Total revenues, GAAP basis	$3,802	$3,655
Excluding:
Foreign currency movements (a)	—	30
Underlying total revenue	$3,802	$3,625
Less: net revenue from acquisitions and disposals	56	30
Organic total revenue	$3,746	$3,595

Operating income, GAAP basis	$647	$663
Excluding:
Restructuring costs	36	—
Expense Reduction Initiative	—	46
Fees related to the extinguishment of debt	—	1
Foreign currency movements (a)	—	(36)
Underlying operating income	$683	$674
Less: net operating income from acquisitions and disposals	3	11
Organic operating income	$680	$663

Operating margin, GAAP basis, or operating income as a percentage of total revenues	17.0%	18.1%
Underlying operating margin, or underlying operating income as a percentage of underlying total revenues	18.0%	18.6%
Organic operating margin, or organic operating income as a percentage of organic total revenues	18.2%	18.4%
_________________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

Business discussion

A reconciliation of reported total revenues and operating income, the most directly comparable GAAP measure, to underlying and organic revenues, and underlying and organic operating income, is as follows (in millions, except percentages):

2013 compared to 2012

	2013	2012
Total revenues, GAAP basis	3,655	3,480
Excluding:
Foreign currency movements (a)	—	13
Underlying total revenue	$3,655	$3,467
Less: net revenue from acquisitions and disposals	56	2
Organic total revenue	$3,599	$3,465

Operating income (loss), GAAP basis	663	(225)
Excluding:
Expense Reduction Initiative	46	—
Fees related to the extinguishment of debt	1	—
Additional incentive accrual for change in remuneration policy	—	252
Write-off of unamortized cash retention awards debtor	—	200
Goodwill impairment charge	—	492
India JV settlement	—	11
Insurance recovery	—	(10)
Write-off of uncollectible accounts receivable balance	—	13
Foreign currency movements (a)	—	(4)
Underlying operating income	$710	$729
Less: net operating income from acquisitions and disposals	42	1
Organic operating income	$668	$728

Operating margin, GAAP basis, or operating income as a percentage of total revenues	18.1%	(6.5)%
Underlying operating margin, or underlying operating income as a percentage of underlying total revenues	19.4%	21.0%
Organic operating margin, or organic operating income as a percentage of organic total revenues	18.6%	21.0%
_________________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

Willis Group Holdings plc

A reconciliation of reported net income attributable to Willis Group Holdings, the most directly comparable GAAP measures, to underlying and organic EBITDA, is as follows (in millions, except per share data):
2014 compared to 2013

	2014	2013
Net income attributable to Willis Group Holdings, GAAP basis	$362	$365
Excluding:
Net income attributable to noncontrolling interest	11	12
Interest in earnings of associates, net of tax	(14)	—
Income taxes	159	122
Interest expense	135	126
Loss on extinguishment of debt	—	60
Other (income) expense, net	(6)	(22)
Depreciation	92	94
Amortization	54	55
Restructuring costs	36	—
Expense reduction initiative	—	41
Fees relating to the extinguishment of debt	—	1
Foreign currency movements (a)	—	(35)
Underlying EBITDA	$829	$819
Less: EBITDA from acquisitions and disposals	11	11
Organic EBITDA	$818	$808
_________________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

Business discussion

A reconciliation of reported net income (loss) attributable to Willis Group Holdings, the most directly comparable GAAP measures, to underlying and organic EBITDA, is as follows (in millions, except per share data):
2013 compared to 2012

	2013	2012
Net income (loss) attributable to Willis Group Holdings, GAAP basis	$365	(446)
Excluding:
Net income attributable to noncontrolling interest	12	13
Interest in earnings of associates, net of tax	—	(5)
Income taxes	122	101
Interest expense	126	128
Loss on extinguishment of debt	60	—
Other (income) expense, net	(22)	(16)
Depreciation	94	79
Amortization	55	59
Expense reduction initiative	41	—
Fees relating to the extinguishment of debt	1	—
Additional incentive accrual for change in remuneration policy	—	252
Write-off of unamortized cash retention awards debtor	—	200
Goodwill impairment charge	—	492
India JV settlement	—	11
Insurance recovery	—	(10)
Write-off of uncollectible accounts receivable balance	—	13
Foreign currency movements (a)	—	(4)
Underlying EBITDA	$854	$867
Less: EBITDA from acquisitions and disposals	43	1
Organic EBITDA	$811	$866

_________________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

Willis Group Holdings plc

A reconciliation of reported net income (loss) attributable to Willis Group Holdings and reported earnings per diluted share, the most directly comparable GAAP measures, to underlying net income and underlying earnings per diluted share, is as follows (in millions, except per share data):
2014 compared to 2013

			Per diluted share
	2014	2013	2014	2013
Net income attributable to Willis Group Holdings, GAAP	$362	$365	$2.00	$2.04
Excluding:
Operational Improvement Program	27	—	0.15	—
Venezuela currency devaluation	13	—	0.07	—
Expense reduction initiative	—	38	—	0.21
Fees relating to the extinguishment of debt	—	1	—	0.01
Loss on extinguishment of debt	—	60	—	0.34
Gain on disposal of operations	(2)	(1)	(0.01)	(0.01)
Impact of US valuation allowance	21	9	0.12	0.05
Dilutive impact of potentially issuable shares	—	—	—	—
Foreign currency movements (a)	—	(34)	—	(0.19)
Underlying net income	$421	$438	$2.33	$2.45

2013 compared to 2012

			Per diluted share
	2013	2012	2013	2012
Net income (loss) attributable to Willis Group Holdings, GAAP	$365	$(446)	$2.04	$(2.58)
Excluding:
(Gain) loss on disposal of operations	(1)	3	(0.01)	0.02
Expense reduction initiative	38	—	0.21	—
Fees relating to the extinguishment of debt	1	—	0.01	—
Loss on extinguishment of debt	60	—	0.34	—
Additional incentive accrual for change in remuneration policy	—	175	—	0.99
Write-off of unamortized cash retention awards debtor	—	138	—	0.78
Goodwill impairment charge	—	458	—	2.60
India JV settlement	—	11	—	0.06
Insurance recovery	—	(6)	—	(0.03)
Write-off of uncollectible accounts receivable balance	—	8	—	0.05
Impact of US valuation allowance	9	113	0.05	0.64
Dilutive impact of potentially issuable shares	—	—	—	0.05
Foreign currency movements (a)	—	(4)	—	(0.02)
Underlying net income	$472	$450	$2.64	$2.56
_______________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

Business discussion

REVIEW OF CONSOLIDATED RESULTS
The following table is a summary of our revenues, operating income (loss), operating margin, net income (loss) and diluted earnings per share (in millions, except per share data and percentages):

	Year Ended December 31,
	2014	2013	2012
REVENUES
Commissions and fees	$3,767	$3,633	$3,458
Investment income	16	15	18
Other income	19	7	4
Total revenues	3,802	3,655	3,480
EXPENSES
Salaries and benefits	(2,314)	(2,207)	(2,475)
Other operating expenses	(659)	(636)	(600)
Depreciation expense	(92)	(94)	(79)
Amortization of intangible assets	(54)	(55)	(59)
Goodwill impairment charge	—	—	(492)
Restructuring costs	(36)	—	—
Total expenses	(3,155)	(2,992)	(3,705)
OPERATING INCOME (LOSS)	647	663	(225)
Other income (expense), net	6	22	16
Loss on extinguishment of debt	—	(60)	—
Interest expense	(135)	(126)	(128)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	518	499	(337)
Income taxes	(159)	(122)	(101)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	359	377	(438)
Interest in earnings of associates, net of tax	14	—	5
NET INCOME (LOSS)	373	377	(433)
Less: net income attributable to noncontrolling interests	(11)	(12)	(13)
NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$362	$365	$(446)

Salaries and benefits as a percentage of total revenues	60.9%	60.4%	71.1%
Other operating expenses as a percentage of total revenues	17.3%	17.4%	17.2%
Operating margin (operating income (loss) as a percentage of total revenues)	17.0%	18.1%	(6.5)%
Diluted earnings per share from continuing operations	$2.00	$2.04	$(2.58)
Average diluted number of shares outstanding	181	179	173

Willis Group Holdings plc

Consolidated Results for 2014 compared to 2013
Revenues
Total revenues by segment for 2014 and 2013 are shown below (millions, except percentages):

				Change attributable to:
Year ended December 31,	2014	2013	% Change	Foreign currency translation	Acquisitions and disposals	Organic commissions and fees growth(a)

Global	$1,386	$1,358	2.1%	0.9%	(0.2)%	1.4%
North America	1,365	1,349	1.2%	(0.1)%	(1.5)%	2.8%
International	1,016	926	9.7%	(5.1)%	5.8%	9.0%
Commissions and fees	$3,767	$3,633	3.7%	(0.9)%	0.8%	3.8%
Investment income	16	15	6.7%
Other income	19	7	171.4%
Total revenues	$3,802	$3,655	4.0%
_________________

(a)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented. Our methods of calculating this measures may differ from those used by other companies and therefore comparability may be limited.

Total revenues of $3,802 million increased by $147 million, or 4.0 percent, in 2014 compared to 2013. This was primarily due to 3.7 percent growth in commissions and fees.
Total commissions and fees in 2014 were $3,767 million, up $134 million, or 3.7 percent, from $3,633 million in 2013. This increase was comprised of organic growth of $134 million, or 3.8 percent, and growth through acquisitions and disposals of $28 million, or 0.8 percent, partially offset by negative foreign currency movements of $30 million or 0.9 percent.
The foreign currency impact was as a result of the strengthening of the US dollar against a number of currencies that our commissions and fees are earned in, most significantly the Euro, Australian dollar and Brazilian real, partially offset by the year-on-year weakening of the US dollar against the Pound Sterling.
The Global segment reported 2.1 percent growth in commissions and fees, comprising 1.4 percent organic growth and a 0.9 percent positive impact from foreign currency translation. This growth was partially offset by a net 0.2 percent decline from acquisitions and disposals primarily due to a disposal in third quarter 2013.
Organic commissions and fees growth of 1.4 percent was driven by strong new business growth and higher client retention levels compared with the year ago period, partially offset by the negative impact from declining insurance and reinsurance rates and significant construction projects in 2013 that did not recur in 2014.
The North America segment reported 1.2 percent growth in commissions and fees compared to 2013 including organic growth of 2.8 percent partially offset by 1.5 percent negative impact from the disposal of non-strategic low growth offices, and a negative 0.1 percent impact from foreign currency translation.
The International segment reported 9.7 percent growth in commissions and fees compared with 2013, comprising 9.0 percent organic growth and 5.8 percent positive impact from the acquisitions of Max Matthiessen and Charles Monat. This was partially offset by a 5.1 percent negative impact from foreign currency translation.
Organic commissions and fees growth by segment is discussed further in 'Review of Segmental Results', below.
Other income reported an increase of $12 million compared to 2013. This increase was primarily due to a $12 million settlement related to a specialty book of business within the Global segment.
Salaries and Benefits
Salaries and benefits were $107 million, or 4.8 percent, higher in 2014 compared with 2013 and includes a net $20 million increase from acquisitions and disposals, $3 million of adverse foreign currency movements, and $29 million benefit from the

Business discussion

non-recurrence of 2013 expense reduction initiative costs. The remaining increase of $113 million was driven by increased headcount, pay reviews, and higher incentives.
Other Expenses
Other operating expenses were $23 million, or 3.6 percent, higher in 2014 compared with 2013. This growth included a net $9 million increase from acquisitions and disposals, $2 million of adverse foreign currency movements, $12 million benefit from the non-recurrence of 2013 expense reduction initiative costs and marketing costs. The remaining increase of $25 million was primarily due to higher travel, accommodation and entertainment expenses, along with increased systems costs.
Depreciation expense was $92 million in 2014, compared with $94 million in 2013. The decrease of $2 million included $5 million benefit from non-recurrence of 2013 expense reduction initiative costs offset by $1 million of adverse foreign currency movements.
Amortization of intangible assets was $54 million in 2014, a reduction of $1 million compared to 2013. The decrease primarily reflects the ongoing reduction in the HRH acquisition amortization partially offset by the increased charge relating to the acquisition of Charles Monat and Max Matthiessen.
Restructuring costs related to our operational improvement program were $36 million in 2014, compared with $nil in 2013. This is discussed in further detail in the 'Operational improvement program' section in the executive summary section above.

Income Taxes
The tax rate for 2014 was 31 percent, compared with 24 percent for 2013. Both years were impacted by certain items and the continuing requirement to retain a valuation allowance against our US deferred tax assets. The increase in tax rate over the prior year is partly attributable to the US returning to a tax paying position for the 2014 tax year.
After adjusting for certain items, as listed below, the tax rate for 2014 was 25 percent:

•	a tax benefit of $1 million associated with the $14 million pre-tax expense arising in relation to the Venezuela currency devaluation;

•	a tax benefit of $9 million associated with charges incurred in relation to the Operational Improvement Program;

•	a tax expense of $10 million associated with pre-tax gains of $12 million related to business disposals;

•
an expense of $21 million relating to an increase in US valuation allowance. The increase is attributable to a change in the US deferred tax position following resolution of uncertain tax positions from prior periods.

Interest in Earnings of Associates, net of Tax

The majority of our interest in earnings of associates relates to our share of ownership of Gras Savoye, the leading broker in France. Interest in earnings of associates, net of tax, in 2014 was $14 million compared to $nil in 2013. The increase was primarily due to the non-recurrence of charges relating to the 2013 reorganization program and other non-recurring items, with improved underlying financial performance, in Gras Savoye.

Willis Group Holdings plc

Consolidated Results for 2013 compared to 2012
Revenues
Total revenues by segment for 2013 and 2012 are shown below (millions, except percentages):

				Change attributable to:
Year ended December 31,	2013	2012	% Change	Foreign currency translation	Acquisitions and disposals	Organic commissions and fees growth(a)

Global	$1,358	$1,303	4.2%	(0.9)%	0.8%	4.3%
North America	1,349	1,281	5.3%	(0.1)%	0.6%	4.8%
International	926	874	5.9%	0.1%	—%	5.8%
Commissions and fees	$3,633	$3,458	5.1%	(0.3)%	0.5%	4.9%
Investment income	15	18	(16.7)%
Other income	7	4	75.0%
Total revenues	$3,655	$3,480	5.0%
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

Total revenues increased by $175 million, or 5.0 percent, in 2013 compared to 2012. This was primarily due to 4.9 percent growth in organic commissions and fees, partially offset by a 0.3 percent negative impact from foreign exchange and a $3 million decrease in investment income due to continued falling yields on deposits.
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
The Global segment reported 4.2 percent growth in commissions and fees, comprising 4.3 percent organic growth, a 0.8 percent positive impact from acquisitions and disposals, and a 0.9 percent negative impact from foreign currency translation. Organic commissions and fees growth of 4.3 percent was led by high single-digit growth in Reinsurance, where all the divisions reported positive growth. Global Specialties reported mid single-digit growth primarily due to strong growth from Financial and Executive Risk, and P&C and Construction.
The North America segment reported a 5.3 percent growth in organic commissions and fees, compared to 2012, comprising 4.8 percent organic commissions and fees growth, a 0.6 percent positive impact from acquisition of Avalon Actuarial Inc., and a 0.1 percent negative impact from foreign currency translation. Organic growth in commissions and fees was positively impacted by a $5 million adjustment to align the recognition of revenue in the North America Personal Lines business with the rest of the Group.
The International segment reported 5.9 percent growth in commissions and fees compared with 2012, comprising 5.8 percent organic commissions and fees growth and a 0.1 percent positive impact from foreign currency translation. Organic growth in commissions and fees included the negative impact of a $15 million adjustment to align the recognition of revenue in China with the rest of the Group.
Investment income in 2013 at $15 million was $3 million lower than in 2012. Organic commissions and fees growth by segment is discussed further in 'Review of Segmental Results', below.
Salaries and Benefits

Salaries and benefits increased by $268 million, or 10.8 percent, in 2013 compared with 2012. Foreign currency movements lowered salaries and benefits by $9 million, or 0.4 percent.

Business discussion

In 2012 we recorded a $452 million charge as a result of the change in remuneration policy for future incentive awards and the elimination of the repayment requirement on past awards. Excluding the impact of this change and foreign currency movements, salaries and benefits were up by $193 million or 9.5 percent. This increase is primarily due to annual salary reviews, increased headcount from targeted investments, increased incentives from the change in remuneration policy and growth in commissions and fees, and an additional charge to increase the 401(k) match in North America. It also includes $29 million relating to the Expense Reduction Initiative that was undertaken in first quarter 2013.
Other Expenses
Other operating expenses were $36 million, or 6.0 percent, higher in 2013 compared with 2012. The $36 million increase includes $12 million of costs that were incurred in first quarter 2013 as part of our Expense Reduction Initiative.
The remaining $24 million increase was primarily due to higher business development costs, consulting and professional fees to assist us in our growth initiatives, and marketing costs.
Depreciation expense was $94 million in 2013, compared with $79 million in 2012. The increase of $15 million includes $5 million which was incurred in first quarter 2013 relating to the rationalization of property and systems as part of our Expense Reduction Initiative. The remaining $10 million increase is primarily due to a number of significant information technology related projects becoming operational during the year and the write-off of replaced systems and other assets
Amortization of intangible assets was $55 million in 2013, a reduction of $4 million compared to 2012. The decrease primarily reflects the ongoing reduction in the HRH acquisition amortization.
Goodwill impairment charge was $nil in 2013 (2012: $492 million). This was a non-cash charge recognized related to the impairment of the carrying value of the North America reporting unit's goodwill. For further information on our testing for goodwill impairment, see 'Critical Accounting Estimates', below.

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

Willis Group Holdings plc

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

Our principal sources of liquidity are cash from operations, available cash and cash equivalents and amounts available under our revolving credit facilities, excluding the UK facility which is solely for use by our main regulated UK entity in certain exceptional circumstances, and the Willis Securities facility, which is solely used for regulatory capital and securities underwriting purposes only.
Our principal short-term uses of liquidity and capital resources are operating expenses, capital expenditures, dividends and repurchase of shares, funding defined benefit pension plans, and servicing of debt.
Our long-term liquidity requirements consist of the repayment of the principal amount of outstanding notes; borrowings under our 7-year term loan; and funding defined benefit pension plans as discussed below.
As at December 31, 2014 cash and cash equivalents were $635 million, a decrease of $161 million compared to December 31, 2013. Included within cash and cash equivalents is $545 million available for corporate purposes and $90 million held within our regulated UK entities for regulatory capital adequacy requirements.
Cash flows from operating activities fell to $477 million in 2014 from $561 million in 2013. In addition, $6 million was provided from the disposal of fixed and intangible assets (2013: $12 million), $134 million proceeds from the issue of shares (2013: $155 million), and $86 million proceeds from the disposal of operations (2013: $20 million).
As at December 31, 2014 there was $nil drawn down on all four of our revolving credit facilities (2013: $nil). During the year ended December 31, 2014, we made five drawings totaling $1,175 million and five repayments of $1,175 million on the Willis Securities facility.
The primary uses of funds during 2014 included $401 million cash payments of 2013 incentive awards, $210 million related to payments of dividends, $122 million cash contributions, including employees' salary sacrifice contributions, to our defined benefit pension schemes, capital expenditures of $113 million related to leasehold improvements, information technology and transformation projects, $241 million related to acquisitions, primarily Max Matthiessen Holding AB and Charles Monat Limited, and a $4 million deferred cash payment related to the partial acquisition of the remaining noncontrolling interest in our China operation in a prior period.
The Company is authorized to buy back its ordinary shares by way of redemption, and will consider whether to do so from time to time based on many factors including market conditions. During 2014, the Company bought back 5,050,000 shares for a total cost of $213 million. In February 2015, Willis announced that it intends to buy back approximately $175 million in shares in 2015 to offset the increase in shares outstanding resulting from the exercise of employee stock options.
Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity to meet our cash needs for the next twelve months.

Business discussion

The impact of movements in liquidity, debt and EBITDA in 2014 had a positive impact on the interest coverage ratio and a positive impact on the leverage ratio. Both ratios remain well within the requirements of the revolving credit facility covenants.

Debt
Total debt, total equity and the capitalization ratio at December 31, 2014 and 2013 were as follows (in millions, except percentages):

	December 31, 2014	December 31, 2013
Long-term debt	$2,142	$2,311
Current portion of long-term debt	$167	$15
Total debt	$2,309	$2,326
Total Willis Group Holdings stockholders’ equity	$1,985	$2,215
Capitalization ratio	53.8%	51.2%
At December 31, 2014 the only mandatory debt repayments falling due over the next 12 months are $148 million outstanding on our 5.625% senior notes, scheduled repayments on our 7-year term loan totaling $17 million, and $1 million outstanding on our 3-year term loan.
Cash flow
Summary consolidated cash flow information (in millions):

	Year Ended December 31,
	2014	2013	2012
Cash provided by operating activities
Total net cash provided by operating activities	$477	$561	$525
Cash flows from investing activities
Total net cash used in continuing investing activities	(276)	(120)	(172)
Cash flows from financing activities
Total net cash used in continuing financing activities	(323)	(137)	(291)
(Decrease) increase in cash and cash equivalents	(122)	304	62
Effect of exchange rate changes on cash and cash equivalents	(39)	(8)	2
Cash and cash equivalents, beginning of year	796	500	436
Cash and cash equivalents, end of year	$635	$796	$500
This summary consolidated cash flow should be viewed in addition to, not in lieu of, the Company’s consolidated financial statements.
Consolidated Cash Flow for 2014 compared to 2013
Operating Activities
Net cash provided by operating activities in 2014 decreased by $84 million to $477 million compared with 2013.
The $477 million cash from operations comprises net income of $373 million, net $257 million of non-cash adjustments to reconcile net income to cash provided by operating activities and $150 million of negative working capital movements.
The non-cash adjustments included depreciation, amortization of intangible assets, share-based compensation and provisions for deferred income taxes.
Movements in working capital included $401 million of incentive payments and $122 million cash contributions (including $10 million for employees’ salary sacrifice) to our defined benefit pension schemes. Additionally, there was a $66 million increase in accounts receivable, as revenue recognized in 2014 was greater than cash collection, and $432 million positive movement in other liabilities which included incentives accrued during 2014 that will be paid in 2015.

Willis Group Holdings plc

The $84 million decrease in cash provided by operating activities in 2014 compared to 2013 was primarily driven by lower reported operating income, the non-recurrence of closed-out derivative contracts in the prior year, increased working capital and higher cash taxes paid.
Investing Activities
Net cash used in investing activities in 2014 was $276 million. This included capital expenditure of $113 million, cash used to purchase subsidiaries, intangible assets and other investments of $255 million partly offset by $6 million cash received from the sale of fixed and intangible assets and $86 million of proceeds from the disposal of operations.
Financing Activities
Net cash used in financing activities in 2014 was $323 million primarily due to dividends paid, including dividends paid to noncontrolling interests, of $227 million, $213 million to repurchase approximately five million shares and $15 million of mandatory repayments against the term loan offset by cash receipts of $134 million from the issue of shares.
Consolidated Cash Flow for 2013 compared to 2012
Net cash provided by operating activities in 2013 increased by $36 million to $561 million compared with 2012.
The $561 million cash from operations comprises net income of $377 million, net $313 million of non-cash adjustments to reconcile net income to cash provided by operating activities and working capital movements.
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
Investing Activities
Net cash used in investing activities in 2013 was $120 million including, capital expenditure of $112 million, cash used to purchase subsidiaries, intangible assets and other investments of $44 million partly offset by $6 million cash received from the sale of fixed and intangible assets and $24 million of proceeds from the disposal of operations and the sale of the Company’s holding in a Spanish associate company.
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
Own funds
As of December 31, 2014, we had cash and cash equivalents of $635 million, compared with $796 million at December 31, 2013. Additionally, $1,222 million was available to draw under our revolving credit facilities at December 31, 2014, compared with $822 million at December 31, 2013.

Business discussion

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
As of December 31, 2014, we had fiduciary funds of $1.9 billion, compared with $1.7 billion at December 31, 2013.
Share buybacks

The Company is authorized to buy back shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. The Company is authorized to purchase up to one billion shares from time to time in the open market (such open market purchases would be effected as redemptions under Irish law) and it may also redeem its shares through negotiated trades with persons who are not affiliated with the Company as long as the cost of the acquisition of the Company's shares does not exceed a certain authorized limit.

In February 2015, the Company announced that, during the year, it intended to buyback approximately $175 million of shares under this authorization, from time to time, depending on many factors including market conditions to offset the increase in shares outstanding resulting from the exercise of employee stock options. The buybacks would be made in the open market or through privately-negotiated transactions, from time to time, depending on market conditions.

As of February 20, 2015 there remains approximately $611 million available to purchase ordinary shares under the current authorization.
The share buy back program may be modified, extended or terminated at any time by the Board of Directors.
Dividends
Cash dividends paid in 2014 were $210 million compared with $193 million in 2013 and $185 million in 2012. In February 2015, we declared a quarterly cash dividend of $0.31 per share, an annual rate of $1.24 per share, an increase of 3.3 percent over the prior 12 month period.

Willis Group Holdings plc

REVIEW OF SEGMENTAL RESULTS
During 2014, we organized our business into three segments: Global, North America and International. Our Global business provided specialist brokerage and consulting services to clients worldwide for risks arising from specific industries and activities. North America and International comprised our retail operations and provide services to small, medium and major corporations.
The following table is a summary of our operating results by segment for the three years ended December 31, 2014 (in millions except percentages):

	2014			2013			2012
	Revenues	Operating Income (Loss)	Operating Margin	Revenues	Operating Income (Loss)	Operating Margin	Revenues	Operating Income (Loss)	Operating Margin
Global	$1,410	$352	25.0%	$1,364	$376	27.6%	$1,310	$400	30.5%
North America	1,370	273	19.9%	1,358	249	18.3%	1,288	252	19.6%
International	1,022	197	19.3%	933	178	19.1%	882	167	18.9%
Total Segments	3,802	822	21.6%	3,655	803	22.0%	3,480	819	23.5%
Corporate & Other	—	(175)	n/a	—	(140)	n/a	—	(1,044)	n/a
Total Consolidated	$3,802	$647	17.0%	$3,655	$663	18.1%	$3,480	$(225)	(6.5)%
Global
Our Global operations comprised Willis Re, Willis Insurance UK, Facultative, Risk, and Willis Capital Markets & Advisory (WCMA).
The following table sets out revenues, operating income, organic commissions and fees growth and operating margin for the three years ended December 31, 2014 (in millions, except percentages):

	2014	2013	2012
Commissions and fees	$1,386	$1,358	$1,303
Investment income	9	6	7
Other income (a)	15	—	—
Total revenues	$1,410	$1,364	$1,310
Operating income	$352	$376	$400
Revenue growth	3.4%	4.1%	3.0%
Organic commissions and fees growth (b)	1.4%	4.3%	4.7%
Operating margin	25.0%	27.6%	30.5%
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

2014 compared to 2013
Revenues
Commissions and fees of $1,386 million were $28 million, or 2.1 percent, higher in 2014 compared with 2013. The increase includes organic growth of 1.4 percent, a positive 0.9 percent impact from foreign currency movements, partially offset by a net 0.2 percent decline due to acquisitions and disposals.
The 1.4 percent organic growth in commissions and fees was driven by strong new business growth and higher client retention levels compared with the year ago period, partially offset by the negative impact of rates and the non-recurrence of significant construction projects in 2013.
The 0.2 percent decline from acquisitions and disposals was related to the disposal of a small commercial business from the UK Retail division in fourth quarter 2013 partially offset by the acquisition of Prime Professions in second quarter 2013.

Business discussion

Willis Re reported mid single-digit organic commissions and fees growth, with its North America business leading the way with high single-digit results. New business was strong across all three divisions and we reported increased client retention levels compared to the prior year. Growth however was tempered by the negative impact of premium rate movements.
Willis Insurance UK reported a low single-digit decline, primarily due to poor performance in the Insolvency and Willis Commercial Network businesses, the non-recurrence of large construction projects in 2013 in the Construction, Property & Casualty business, and the negative impact from the acquisitions and disposals noted above.
Willis Capital Markets & Advisory performed solidly in the year and reported significant growth on last year as a result of significant new business wins.
Client retention levels improved to 92.6 percent for 2014, compared with 91.8 percent for 2013.
Other income of $15 million included a $12 million settlement related to a specialty book of business.
Expenses
Total operating expenses of $1,058 million were $70 million, or 7.1 percent, higher for 2014 compared with 2013. Excluding the $25 million, or 2.7 percent, impact of adverse foreign currency movements, total operating expenses increased $45 million or 4.4 percent.
The $45 million growth in expenses was due to higher salaries and benefits as a result of the increase in headcount relative to the prior year, annual salary reviews and higher incentives which were linked to commissions and fees performance. This increase was offset by the decline in Other operating expenses primarily due to lower allocation of corporate costs and an E&O provision release partially offset by a legal claim settlement and higher systems and premises costs.
In addition, the year-on-year growth included $11 million restructuring costs relating the Operational Improvement Program.
Operating margin

Full year operating margin was 25.0 percent in 2014 and 27.6 percent in 2013. The decline was driven by expense growth of 7.1 percent exceeding the 3.4 percent total revenue growth.
2013 compared to 2012
Revenues
Commissions and fees of $1,358 million were $55 million, or 4.2 percent, higher in 2013 compared with 2012. Foreign exchange movements had a net 0.9 percent negative impact on commissions and fees; organic growth was 4.3 percent.
The 4.3 percent organic growth in commissions and fees was driven by strong new business growth and higher client retention levels compared with the year ago period, partially offset by lost business. Rates had no material impact on commissions and fees.
Willis Re reported high single-digit growth, with North America leading the way with double-digit results. New business was strong across all three divisions and we reported increased client retention levels compared to the prior year.
Willis Insurance UK reported mid single-digit growth, with solid performance in our Financial and Executive Risk, and P&C and Construction. Growth from new business was solid and we saw increased client retention levels compared to 2012.
Willis Capital Markets & Advisory performed solidly but was down compared to the very strong result it recorded in 2012 relating to meaningfully higher volumes of advisory fees and catastrophe bond deals.
Operating margin

Operating margin was 27.6 percent in 2013 and 30.5 percent in 2012. The decline was driven additional expenses due to higher salaries and benefits, as a result of increased incentives from the change in remuneration policy and growth in commissions and fees. In addition, this increase also included the impact of the increase in headcount relative to the prior year, annual salary reviews and higher charges for share-based compensation. This was partially offset by solid commissions and fees growth.

Willis Group Holdings plc

North America
Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States, Canada and Mexico.
The following table sets out revenues, operating income, organic commissions and fees growth and operating margin for the three years ended December 31, 2014 (in millions, except percentages):

	2014	2013	2012
Commissions and fees (a)	$1,365	$1,349	$1,281
Investment income	1	2	3
Other income (b)	4	7	4
Total revenues	$1,370	$1,358	$1,288
Operating income	$273	$249	$252
Revenue growth	0.9%	5.4%	(0.5)%
Organic commissions and fees growth (c)	2.8%	4.8%	(0.4)%
Operating margin	19.9%	18.3%	19.6%
_________________

(a)	Commissions and fees in 2013 included a positive $5 million adjustment to align the recognition of revenue in the North America Personal Lines business with the rest of the Group.

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

2014 compared to 2013
Revenues
Commissions and fees of $1,365 million were $16 million, or 1.2 percent, higher in 2014 compared with 2013.
This increase was primarily due to organic growth of 2.8 percent partially offset by a 1.5 percent negative impact from acquisitions and disposals and a 0.1 percent negative impact from foreign currency movements.
The acquisitions and disposals impact was primarily due to the disposal of non-strategic low growth offices in the second and fourth quarters of 2014 partially offset by the acquisition of the employee benefits consulting division of Capital Strategies in fourth quarter 2013.
The 2.8 percent organic growth in commissions and fees was driven by strong new business growth compared with the year ago period, partially offset by lost business and the non-recurrence of a positive $5 million adjustment in 2013 to align the recognition of revenue in the North America Personal Lines business with the rest of the Group. Rates had a small negative impact on the full year's commissions and fees.
Growth was achieved across most of our North America regions, led by the South, Atlantic and Northeast regions as a result of new business growth.
Similarly, most of the major practice groups recorded positive growth. Our two largest practices, Human Capital and Construction, recorded mid single and low single-digit growth respectively. In our other practices we recorded double-digit growth in Mergers & Acquisitions, Financial & Executive Risks and Service Industry.
Client retention levels were 92.0 percent in 2014 compared with 92.1 percent in 2013.

Business discussion

Expenses
Total operating expenses of $1,097 million were $12 million or 1.1 percent, lower for 2014 compared to 2013.
The $12 million reduction in expenses was due to lower incentives as a result of one-off adjustments, reduction to the amortization of intangible assets and the disposal of certain non-strategic low growth locations partially offset by higher salaries, due to annual salary reviews, and higher business development expenses.
In addition, full year 2014 operating expenses included $3 million restructuring costs relating to the Operational Improvement Program.
Operating margin

Operating margin in North America was 19.9 percent in 2014 compared with 18.3 percent in 2013 driven by solid commissions and fees growth.
2013 compared to 2012
Revenues
Commissions and fees of $1,349 million were $68 million, or 5.3 percent, higher in 2013 compared with 2012.
This increase was primarily due to organic growth of 4.8 percent in 2013 compared with 2012 and a 0.6 percent positive impact from the acquisition of Avalon Actuarial, Inc. in fourth quarter 2012, partially offset by a 0.1 percent negative impact from foreign currency movements.
Commissions and fees included a positive $5 million adjustment to align the recognition of revenue in the North America Personal Lines business with the rest of the Group.
The 4.8 percent organic growth in commissions and fees was driven by strong new business growth and higher client retention levels compared with the year ago period, partially offset by lost business. Rates had a small positive impact on the full year's commissions and fees.
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
Operating margin

Operating margin in North America was 18.3 percent in 2013 compared with 19.6 percent in 2012. Solid commissions and fees growth was outpaced by increased expenses, driven by higher salaries and benefits most notably as a result of annual salary reviews. Salary and benefits were also impacted by a higher incentives charge as a result of higher commissions and fees and the change in remuneration policy, and additional 401(k) match and medical charges, partially offset by lower charges for share-based compensation and pensions.

Willis Group Holdings plc

International
Our International business comprised our retail operations in Western Europe, Central and Eastern Europe, the United Kingdom, Asia, Australasia, the Middle East, South Africa and Latin America. The services provided are focused according to the characteristics of each market and vary across offices, but generally include direct risk management and insurance brokerage and employee benefits consulting.
The following table sets out revenues, operating income, organic commissions and fees growth and operating margin for the three years ended December 31, 2014 (in millions, except percentages):

	2014	2013	2012
Commissions and fees (a)	$1,016	$926	$874
Investment income	6	7	8
Total revenues	$1,022	$933	$882
Operating income	197	178	167
Revenue growth	9.5%	5.8%	0.1%
Organic commissions and fees growth (b)	9.0%	5.8%	6.3%
Operating margin	19.3%	19.1%	18.9%
________________

(a)	Commissions and fees in 2013 included a negative $15 million adjustment to align the recognition of revenue in China with the rest of the Group.

(b)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

2014 compared to 2013
Revenues
Commissions and fees of $1,016 million were $90 million, or 9.7 percent, higher in 2014 compared with 2013.
Organic commissions and fees growth was 9.0 percent and there was a 5.8 percent positive impact from the acquisition of Charles Monat in second quarter 2014, and Max Matthiessen in fourth quarter 2014. This was partially offset by a 5.1 percent negative impact from foreign currency movements which was driven by the weakening of a basket of currencies versus the US dollar.
Organic growth included double-digit new business growth and a positive impact from rates, partly offset by lost business. Growth was positively impacted by the non-recurrence of an adjustment recorded in 2013 to align the recognition of revenue in China with the rest of the Group.
Western Europe reported mid single-digit growth driven by Iberia, Germany and Ireland.
Latin America reported double-digit growth arising primarily from Brazil and Venezuela which was partially offset by decline in Colombia.
Organic double digit growth in Asia was primarily due to the non-recurrence of an adjustment recorded in 2013 to align the recognition of revenue in China with the rest of the Group.
Eastern Europe reported low double digit growth arising primarily from Russia and Poland.
Client retention rates were largely flat at 93.7 percent for 2014 compared to 93.2 percent for 2013.
Expenses

Total expenses of $825 million were $70 million, or 9.3 percent, higher for 2014 compared with 2013. Foreign currency movements favorably impacted expenses by $22 million or 3.3 percent; excluding the impact of foreign currency movements total expenses increased $92 million or 12.6 percent.
The $92 million increase in total expenses included $44 million year-over-year net increase from acquisitions, increased growth in Salaries and benefits due to higher headcount numbers relative to the prior year, and pay reviews which included the mandated pay reviews in Latin America. The segment also reported an increase in travel, accommodation and entertaining,

Business discussion

professional fees and irrecoverable VAT. This was partially offset by the $3 million gain on disposal of fixed assets and an E&O provision release.
The amortization of intangible assets increased following the acquisition of Charles Monat and Max Matthiessen.
In addition, the year-on-year growth included $5 million restructuring costs relating the Operational Improvement Program.
Operating margin

Operating margin in International was 19.3 percent in 2014, compared with 19.1 percent in 2013. The increase was driven by the increase in expenses discussed above partially offset by solid commissions and fees growth.
2013 compared to 2012
Revenues
Commissions and fees of $926 million were $52 million, or 5.9 percent, higher in 2013 compared with 2012. This comprised organic commissions and fees growth of 5.8 percent and positive foreign exchange movements of 0.1 percent. Organic growth included double digit new business growth, partly offset by slight increases to lost business. Rates had no significant impact on commissions and fees in the year.
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

Operating margin

Operating margin in International was 19.1 percent in 2013, compared with 18.9 percent in 2012. The increase was driven by solid commission and fees growth, partially offset by expense growth driven by higher salaries and benefits, as a result of new hires, annual salary reviews, higher incentives due to the change in remuneration policy, and an increased charge for share-based compensation.

Willis Group Holdings plc

Corporate and Other
The Company evaluates the performance of its segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, items for which segmental management are not held responsible for are held within ‘Corporate and Other’.
Corporate and Other comprises the following (in millions):

	2014	2013	2012

Costs of the holding company	$(13)	$(10)	$(4)
Costs related to group functions, projects and leadership	(194)	(118)	(114)
Non-servicing elements of defined benefit pension scheme	53	42	38
Significant legal and regulatory settlements managed centrally	(2)	(6)	(6)
Operational Improvement Program	(17)	—	—
Additional incentive accrual for change in remuneration policy (a)	—	—	(252)
Write-off of unamortized cash retention awards (b)	—	—	(200)
Goodwill impairment charge (c)	—	—	(492)
India joint venture settlement (d)	—	—	(11)
Insurance recovery (e)	—	—	10
Write-off of uncollectible accounts receivable balance in Chicago (f)	—	—	(13)
Expense Reduction Initiative	—	(46)	—
Fees related to the extinguishment of debt	—	(1)	—
Other	(2)	(1)	—
Total Corporate and other	$(175)	$(140)	$(1,044)

________________

(a)	Additional incentive accrual recognized following the replacement of annual cash retention awards with annual cash bonuses which do not feature a repayment requirement.

(b)	Write-off of unamortized cash retention awards following the decision to eliminate the repayment requirement on past awards.

(c)	Non-cash charge recognized related to the impairment of the carrying value of the North America reporting unit's goodwill.

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

2014 compared to 2013

Expenses
Corporate and Other expenses of $175 million were $35 million higher in 2014 compared with 2013.
The $35 million growth included a $69 million increase due to higher costs of group functions including projects, leadership and increased professional fees and the adverse impact of changes to the methodology used to allocate Corporate function costs to Global, North America and International. In addition to this, Corporate recognized $17 million of restructuring costs related to the Operational Improvement Program.
These increases were partially offset by the 2013 Expense Reduction Initiative costs of $46 million, $1 million of fees related to the extinguishment of debt and $4 million of favorable foreign exchange movements.

Business discussion

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
Pension expense
We maintain defined benefit pension plans for employees in the US and UK. Both of these plans are now closed to new entrants and, with effect from May 15, 2009 we closed our US defined benefit plan to future accrual. New employees in the UK are offered the opportunity to join a defined contribution plan and in the US are offered the opportunity to join a 401(k) plan. We also have smaller defined benefit plans in Ireland, Germany, Norway and the Netherlands, a non-qualified plan in the US and an unfunded plan in the UK. These smaller defined benefit plans have combined total assets of $171 million and a combined net liability for pension benefits of $39 million as of December 31, 2014. Elsewhere, pension benefits are typically provided through defined contribution plans.
We recorded a $13 million and an $8 million net periodic benefit income on our UK and US defined benefit pension schemes respectively in 2014, compared with a net periodic benefit income of $5 million on the UK scheme and a net periodic benefit income of $4 million on the US scheme in 2013. On our international defined benefit pension plans, US non-qualified plan and UK unfunded plan, we recorded a net periodic benefit cost of $4 million in 2014, compared with $5 million in 2013.
Based on December 31, 2014 assumptions, we expect the net pension credit in 2015 will increase $31 million for the UK plan. The net pension credit will decrease by $2 million for the US plan and the net pension charge will remain unchanged at $4 million for the other plans.
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
UK plan

	As disclosed using December 31, 2014 assumptions	Impact of a 0.50 percentage point increase in the expected rate of return on assets(a)	Impact of a 0.50 percentage point increase in the discount rate(a)	One year increase in mortality assumption(b)
	(millions)
Estimated 2015 (income) / expense	$(44)	$(17)	$(25)	$8
Projected benefit obligation at December 31, 2014	3,084	n/a	(282)	62
_________________

(a)	With all other assumptions held constant.

(b)	Assumes all plan participants are one year younger.

Willis Group Holdings plc

Discount rate
During 2014 we continued to use a duration-based approach, which more closely matches the actual timing of expected cash flows to the applicable discount rate. The selected rate used to discount UK plan liabilities in 2014 was 3.60% a decrease of 80 basis points from the discount rate of 4.40% used at December 31, 2013. During 2014, sterling high-quality corporate bond yields fell significantly at all durations. Consequently, the rate consistent with the expected maturity of the plan's liabilities has also decreased.
Expected and actual asset returns
Expected long-term rates of return on plan assets are developed from the expected future returns of the various asset classes using the target asset allocations. The expected long-term rate of return used for determining the net UK pension expense in 2014 was 7.00% (2013: 7.25%), equivalent to an expected return in 2014 of $213 million (2013: $191 million). There have been no further changes to the strategic target asset allocation therefore, management considers that 7.00% continues to be an appropriate long-term rate of return assumption.
The expected and actual returns on UK plan assets for the three years ended December 31, 2014 were as follows:

	Expected return on plan assets	Actual return on plan assets
	(millions)
2014	$213	$520
2013	191	255
2012	181	226
Mortality
The mortality assumption chosen should reflect the long term life expectancy of pension scheme members and represent the best estimate assumptions used as opposed to more prudent assumption used by pension scheme trustees for funding purposes.
At December 31, 2014 we have updated the mortality base tables to use the more recent 80%/98% S1NA tables for male and females however, we have adjusted the base tables to reflect our scheme experiences and consequently the liabilities are broadly unchanged.
As an indication of the longevity assumed, our calculations assume that a UK male retiree aged 65 at December 31, 2014 would have a life expectancy of 24 years.
US plan

	As disclosed using December 31, 2013 assumptions	Impact of a 0.50 percentage point increase in the expected rate of return on assets(a)	Impact of a 0.50 percentage point increase in the discount rate(a)	One year increase in mortality assumption(b)
	(millions)
Estimated 2015 (income) / expense	$(6)	$(4)	$—	$1
Projected benefit obligation at December 31, 2014	1,051	n/a	(69)	14
_________________

(a)	With all other assumptions held constant.

(b)	Assumes all plan participants are one year younger.
Discount rate
The discount rate at December 31, 2014 was 3.90%, an decrease of 86 basis points from the discount rate of 4.76% at December 31, 2013. The decrease in the discount rate reflects the decrease in high-quality corporate bond yields during 2014.
The impact of the lower discount rate in 2014 increased the projected benefit obligation by approximately $103 million.

Business discussion

Expected and actual asset returns
The expected long-term rate of return used for determining the net US pension scheme expense in 2014 was 7.25% (2013: 7.25%)
The expected and actual returns on US plan assets for the three years ended December 31, 2014 were as follows:

	Expected return on plan assets	Actual return on plan assets
	(millions)
2014	$54	$65
2013	51	60
2012	46	80
Mortality
During 2014, the US Society of Actuaries released updated mortality tables to reflect improvements in longevity reflecting the results of their multi-year mortality study of participants in uninsured pension plans in the US. They also published details of mortality improvements. In summary, these tables showed that people are living longer, especially at older ages.
Consequently, in line with market practice, we have adopted at December 31, 2014 the RP 2014 Mortality Table projected using MP-2014 improvements scale on a fully generational basis (December 31, 2013: RP-2000 Mortality Table (blended for annuitants and non-annuitants), projected by Scale AA to 2021 for annuitants and 2029 for non-annuitants).
The impact of this change increase the projected benefit obligation by approximately $80 million.
As an indication of the longevity assumed, our calculations assume that a US male retiree aged 65 at December 31, 2014, would have a life expectancy of 22 years.
Goodwill impairment review
We test goodwill for impairment annually or whenever events or circumstances indicate impairment may have occurred.
Application of the impairment test involves the use of discounted cash flow models and requires significant judgment, including:

•	the identification of reporting units;

•	projections of commission and fee and expense growth rates;

•	discount and terminal growth rates;

•	assignment of assets, liabilities and goodwill to reporting units; and

•	determination of fair value of each reporting unit.
We use comparable market earnings multiple data and our Company's market capitalization to corroborate our reporting unit valuations.
Our annual goodwill impairment analysis is performed each year at October 1. At October 1, 2014 our analysis showed the estimate fair value of each reporting unit was significantly in excess of carrying value, and therefore did not result in an impairment charge (2013: $nil; 2012: $492 million).
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

Willis Group Holdings plc

At December 31, 2014, we had gross deferred tax assets of $426 million (2013: $383 million) against which a valuation allowance of $280 million (2013: $196 million) had been recognized. To the extent that:

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
Considering our recent US earnings experience and projections of future income, a possibility exists that we may release a portion of the valuation allowance against our US deferred tax assets in the next twelve months. Release of the US valuation allowance would result in the recognition of deferred tax assets and a decrease to income tax expense for the period the release is recorded. Our US valuation allowance, excluding that related to state separate taxes, is $160 million as at December 31, 2014. The exact timing and amount of future valuation release is subject to change on the basis of the level of profitability we are able to achieve.
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
The Company adjusts its recognition of these uncertain tax benefits in the period in which new information is available impacting either the recognition or measurement of its uncertain tax positions. In 2014, there was a net decrease in uncertain tax positions of $22 million compared to a net increase of $4 million in 2013. The Company recognizes interest relating to unrecognized tax benefits and penalties within income taxes. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.
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

Business discussion

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations as at December 31, 2014 are presented below:

	Payments due by
Obligations (c)	Total	2015	2016-2017	2018-2019	After 2019
	(millions)
7-year term loan facility expires 2018	$259	$17	$45	$197	$—
Interest on term loan	14	4	8	2	—
Revolving $800 million credit facility commitment fees	7	2	4	1	—
Revolving $400 million credit facility commitment fees	2	1	1	—	—
5.625% senior notes due 2015	148	148	—	—	—
4.125% senior notes due 2016	300	—	300	—	—
6.200% senior notes due 2017	394	—	394	—	—
7.000% senior notes due 2019	187	—	—	187	—
5.750% senior notes due 2021	500	—	—	—	500
4.625% senior notes due 2023	250	—	—	—	250
6.125% senior notes due 2043	275	—	—	—	275
Interest on senior notes	896	112	173	137	474
Total debt and related interest	3,232	284	925	524	1,499
Operating leases (a)	1,181	128	221	175	657
Pensions	346	116	190	40	—
Other contractual obligations (b)	143	10	40	43	50
Acquisition liabilities	50	8	26	16	—
Total contractual obligations	$4,952	$546	$1,402	$798	$2,206
__________________

(a)	Presented gross of sublease income.

(b)
Other contractual obligations include capital lease commitments, put option obligations and investment fund capital call obligations, the timing of which are included at the earliest point they may fall due.

(c)	The above excludes $19 million for liabilities for unrecognized tax benefits as we are unable to reasonably predict the timing of settlement of these liabilities.
Debt obligations and facilities
The Company’s debt and related interest obligations at December 31, 2014 are shown in the above table.
As at December 31, 2014 $nil was outstanding under our revolving credit facilities.
Mandatory repayments of debt over the next 12 months include expiration of the 3-year term loan facility expiring 2015, maturity of the 5.625% senior notes due 2015 and the scheduled repayment of the current portion of the Company’s 7-year term loan. The Company also has the right, at its option, to prepay indebtedness under the credit facility without further penalty and to redeem the senior notes by paying a ‘make-whole’ premium as provided under the applicable debt instrument.
Operating leases
The Company leases certain land, buildings and equipment under various operating lease arrangements. Original non-cancellable lease terms typically are between 10 and 20 years and may contain escalation clauses, along with options that permit early withdrawal. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease.
Information regarding these operating leases and their impact on the financial statements is set forth in Note 20 - ‘Commitments and Contingencies’ to the Consolidated Financial Statements appearing under Part II, Item 8 of this report and incorporated herein by reference.

Willis Group Holdings plc

Pensions
Contractual obligations for our pension plans reflect the contributions we expect to make over the next five years into our US, UK and Other defined benefit plans. These contributions are based on current funding positions and may increase or decrease dependent on the future performance of the plans.
Total contributions made in 2014 and 2013, and the contributions we expect to make in 2015, in respect of our UK, US and Other defined benefit pension schemes are as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Defined benefit pension plans:	Expected	Actual	Actual
UK	$96	$81	$88
US	10	20	40
Other	10	11	10
Total	$116	$112	$138
Additionally, during 2014 $10 million (2013: $12 million) was paid into the UK plan in respect of employees' salary sacrifice contributions.
UK plan
In March 2012, the Company agreed to a schedule of contributions towards on-going accrual of benefits and deficit funding contributions the Company will make to the UK plan over the six years ended December 31, 2017. Based on this agreement, contributions in each of the next three years would total approximately $75 million, of which approximately $19 million relates to on-going contributions calculated as 15.9 percent of active plan members' pensionable salary and approximately $56 million that relates to contributions towards the funding deficit.
In addition, based on this agreement, further contributions would be payable based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks, and special dividends). We expect to make an exceptional return contribution of $21 million during 2015 as a result of share buyback activity during 2014. Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($486 million) over the six years ended December 31, 2017.
We are currently negotiating a new funding arrangement, which we are required to do every three years, which may further change the contributions we are required to make in the future.
Guarantees and Other Contractual Obligations
Information regarding guarantees and other contractual obligations and their impact on the financial statements is set forth in Note 20 - ‘Commitments and Contingencies’ to the Consolidated Financial Statements appearing under Part II, Item 8 of this report and incorporated herein by reference.

Business discussion

NEW ACCOUNTING STANDARDS
Information regarding new accounting standards and their impact on the financial statements is set forth in Note 2 - ‘Basis of Presentation and Significant Accounting Policies’ to the Consolidated Financial Statements appearing under Part II, Item 8 of this report and incorporated herein by reference.

OFF BALANCE SHEET TRANSACTIONS
Apart from commitments, guarantees and contingencies, as disclosed in Note 20 - ‘Commitments and Contingencies’ to the Consolidated Financial Statements appearing under Part II, Item 8 of this report and incorporated herein by reference, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company’s financial condition, results of operations or liquidity.

Item 7A —	Quantitative and Qualitative Disclosures about Market Risk
Financial Risk Management
We are exposed to market risk from changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, we enter into a variety of interest rate and foreign currency derivatives. We do not hold financial or derivative instruments for trading purposes.
A discussion of our accounting policies for financial and derivative instruments is included in Note 2 — 'Basis of Presentation and Significant Accounting Policies' of Notes to the Consolidated Financial Statements, and further disclosure is provided in Note 24 — 'Derivative Financial Instruments and Hedging Activities'.
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
The table below gives an approximate analysis of revenues and expenses by currency in 2014.

	US Dollars	Pounds Sterling	Euros	Other currencies
Revenues	58%	8%	13%	21%
Expenses	46%	25%	9%	20%
Our principal exposures to foreign exchange risk arise from:

•	our London market operations; and

•	translation.
London market operations
In our London market operations, we earn revenue in a number of different currencies, principally US dollars, pounds sterling, Euros and Japanese yen, but incur expenses almost entirely in pounds sterling.
We hedge this risk as follows:

•
to the extent that forecast pounds sterling expenses exceed pound sterling revenues, we limit our exposure to this exchange rate risk by the use of forward contracts matched to specific, clearly identified cash outflows arising in the ordinary course of business; and

Willis Group Holdings plc

•
to the extent our UK operations earn significant revenues in Euros and Japanese yen, we limit our exposure to changes in the exchange rate between the US dollar and these currencies by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods. In addition, we are also exposed to foreign exchange risk on any net sterling asset or liability position in our London market operations.

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
With the exception of foreign currency hedges for certain intercompany loans that are not designated as hedging instruments, we do not hedge translation risk.
The table below provides information about our foreign currency forward exchange contracts, which are sensitive to exchange rate risk. The table summarizes the US dollar equivalent amounts of each currency bought and sold forward and the weighted average contractual exchange rates. All forward exchange contracts mature within three years.

	Settlement date before December 31,
	2015		2016		2017
December 31, 2014	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
US dollars sold for sterling	$349	$1.60 = £1	$245	$1.61 = £1	$84	$1.58 = £1
Euro sold for US dollars	98	€1 = $1.36	62	€1 = $1.36	26	€1 = $1.32
Japanese yen sold for US dollars	28	¥ 100.84=$1	17	¥ 101.50 = $1	6	¥ 106.33 = $1
Total	$475		$324		$116
Fair Value (i)	$4		$—		$1

	Settlement date before December 31,
	2014		2015		2016
December 31, 2013	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
US dollars sold for sterling	$212	$1.57 = £1	$91	$1.53 = £1	$—	—
Euro sold for US dollars	60	€1 = $1.33	37	€1 = $1.36	—	—
Japanese yen sold for US dollars	23	¥ 88.08=$1	12	¥ 97.98=$1	—	—
Total	$295		$140		$—
Fair Value (i)	$13		$8		$—
_________________

(i)
Represents the difference between the contract amount and the cash flow in US dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2014 or 2013 at the forward exchange rates prevailing at that date.

Income earned within foreign subsidiaries outside of the United Kingdom is generally offset by expenses in the same local currency but the Company does have exposure to foreign exchange movements on the net income of these entities.

Market risk

Interest rate risk management
Our operations are financed principally by $2,054 million fixed rate senior notes issued by the Group and $259 million under a 7-year term loan facility. Of the fixed rate senior notes, $148 million are due 2015, $300 million are due 2016, $394 million are due 2017, $187 million are due 2019, $500 million are due 2021, $250 million are due 2023, and $275 million are due 2043. The 7-year term loan facility is repayable in quarterly installments and a final repayment of $186 million is due in the second quarter of 2018. As of December 31, 2014 we had access to $1,122 million under four revolving credit facilities, of which $798 million is available for general corporate purposes, and, as at this date, no amount was outstanding under those facilities. The interest rate applicable to the bank borrowing is variable according to the period of each individual drawdown.
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
The table below provides information about our derivative instruments and other financial instruments that are sensitive to changes in interest rates. For interest rate swaps, the table presents notional principal amounts and average interest rates analyzed by expected maturity dates. Notional principal amounts are used to calculate the contractual payments to be exchanged under the contracts. The duration of interest rate swaps varied between one and five years, with re-fixing periods of three to six months. Average fixed and variable rates are, respectively, the weighted-average actual and market rates for the interest rate hedges in place. Market rates are the rates prevailing at December 31, 2014 or 2013, as appropriate.

	Expected to mature before December 31,
December 31, 2014	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value(i)
	($ millions, except percentages)
Fixed rate debt
Principal ($)	148	300	394		187	1,025	2,054	2,237
Fixed rate payable	5.625%	4.125%	6.200%		7.000%	5.576%	5.617%
Floating rate debt
Principal ($)	17	23	22	197			259	259
Variable rate payable	2.26%	3.00%	3.43%	3.45%			3.40%

Willis Group Holdings plc

	Expected to mature before December 31,
December 31, 2013	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value (i)
	($ millions, except percentages)
Fixed rate debt
Principal ($)		148	300	394		1,212	2,054	2,185
Fixed rate payable		5.625%	4.125%	6.200%		5.796%	5.617%
Floating rate debt
Principal ($)	15	17	23	23	196		274	274
Variable rate payable	1.84%	2.45%	3.51%	4.36%	4.73%		4.51%
_________________

(i)	Represents the net present value of the expected cash flows discounted at current market rates of interest or quoted market rates as appropriate.
Liquidity Risk
Our objective is to ensure we have the ability to generate sufficient cash either from internal or external sources, in a timely and cost-effective manner, to meet our commitments as they fall due. Our management of liquidity risk is embedded within our overall risk management framework. Scenario analysis is continually undertaken to ensure that our resources can meet our liquidity requirements. These resources are supplemented by access to $1,122 million under four revolving credit facilities, of which $798 million is available for general corporate purposes. We undertake short-term foreign exchange swaps for liquidity purposes.
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
Concentrations of credit risk that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Financial instruments on the balance sheet that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, fiduciary funds, accounts receivable and derivatives which are recorded at fair value.
The Company maintains a policy providing for the diversification of cash and cash equivalent investments and places such investments in an extensive number of financial institutions to limit the amount of credit risk exposure. These financial institutions are monitored on an ongoing basis for credit quality predominantly using information provided by credit agencies.
Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of December 31, 2014.

Financial statements

Item 8 —	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Willis Group Holdings Public Limited Company
Dublin, Ireland
We have audited the accompanying consolidated balance sheets of Willis Group Holdings Public Limited Company and subsidiaries (the ‘Company’) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Willis Group Holdings Public Limited Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte LLP
London, United Kingdom
February 24, 2015

Financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

		Years ended December 31,
	Note	2014	2013	2012
		(millions, except per share data)
REVENUES
Commissions and fees		$3,767	$3,633	$3,458
Investment income		16	15	18
Other income		19	7	4
Total revenues		3,802	3,655	3,480
EXPENSES
Salaries and benefits	3	(2,314)	(2,207)	(2,475)
Other operating expenses		(659)	(636)	(600)
Depreciation expense	11	(92)	(94)	(79)
Amortization of intangible assets	13	(54)	(55)	(59)
Goodwill impairment charge	12	—	—	(492)
Restructuring costs	5	(36)	—	—
Total expenses		(3,155)	(2,992)	(3,705)
OPERATING INCOME (LOSS)		647	663	(225)
Other income (expense), net	7	6	22	16
Loss on extinguishment of debt	18	—	(60)	—
Interest expense	18	(135)	(126)	(128)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		518	499	(337)
Income taxes	8	(159)	(122)	(101)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES		359	377	(438)
Interest in earnings of associates, net of tax		14	—	5
NET INCOME (LOSS)		373	377	(433)
Less: net income attributable to noncontrolling interests		(11)	(12)	(13)
NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$362	$365	$(446)
BASIC EARNINGS PER SHARE	9
— Continuing operations		$2.03	$2.07	$(2.58)
DILUTED EARNINGS PER SHARE	9
— Continuing operations		$2.00	$2.04	$(2.58)
CASH DIVIDENDS DECLARED PER SHARE		$1.20	$1.12	$1.08
The accompanying notes are an integral part of these consolidated financial statements.

Willis Group Holdings plc

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

		Years ended December 31,
	Note	2014	2013	2012
		(millions)

Net income (loss)		$373	$377	$(433)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments		(183)	20	46
Pension funding adjustment:
Foreign currency translation on pension funding adjustment		37	(10)	(22)
Net actuarial (loss) gain		(255)	85	(167)
Amortization of unrecognized actuarial loss		40	46	38
Amortization of unrecognized prior service gain and curtailment		(3)	(4)	(5)
Curtailment gain		2	—	—
		(179)	117	(156)
Derivative instruments:
Gain on interest rate swaps (effective element)		—	—	2
Interest rate swap reclassification adjustment		(4)	(4)	(4)
(Loss) gain on forward exchange contracts (effective element)		(25)	8	9
Forward exchange contracts reclassification adjustment		13	1	(3)
Gain on treasury lock (effective element)		—	15	—
Treasury lock reclassification adjustment		(1)	—	—
		(17)	20	4
Other comprehensive (loss) income, net of tax	21	(379)	157	(106)
Comprehensive (loss) income		(6)	534	(539)
Less: Comprehensive income attributable to noncontrolling interests		(5)	(12)	(13)
Comprehensive (loss) income attributable to Willis Group Holdings		$(11)	$522	$(552)

The accompanying notes are an integral part of these consolidated financial statements.

Financial statements

CONSOLIDATED BALANCE SHEETS

		December 31,
	Note	2014	2013
		(millions, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$635	$796
Accounts receivable, net		1,044	1,041
Fiduciary assets		8,948	8,412
Deferred tax assets	8	12	15
Other current assets	14	214	197
Total current assets		10,853	10,461
NON-CURRENT ASSETS
Fixed assets, net	11	483	481
Goodwill	12	2,937	2,838
Other intangible assets, net	13	450	353
Investments in associates		169	176
Deferred tax assets	8	9	7
Pension benefits asset	17	314	278
Other non-current assets	14	220	206
Total non-current assets		4,582	4,339
TOTAL ASSETS		$15,435	$14,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$8,948	$8,412
Deferred revenue and accrued expenses		619	586
Income taxes payable		33	21
Current portion of long-term debt	18	167	15
Deferred tax liabilities	8	21	25
Other current liabilities	15	444	415
Total current liabilities		10,232	9,474
NON-CURRENT LIABILITIES
Long-term debt	18	2,142	2,311
Liability for pension benefits	17	284	136
Deferred tax liabilities	8	128	56
Provisions for liabilities	19	194	206
Other non-current liabilities	15	389	374
Total non-current liabilities		3,137	3,083
Total liabilities		13,369	12,557
(Continued on next page)

Willis Group Holdings plc

CONSOLIDATED BALANCE SHEETS (Continued)

		December 31,
	Note	2014	2013
		(millions, except share data)
COMMITMENTS AND CONTINGENCIES	20	—	—

REDEEMABLE NONCONTROLLING INTEREST		59	—

EQUITY
Ordinary shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued 178,701,479 shares in 2014 and 178,861,250 shares in 2013		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2014 and 2013		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2014 and 2013		—	—
Additional paid-in capital		1,524	1,316
Retained earnings		1,530	1,595
Accumulated other comprehensive loss, net of tax	21	(1,066)	(693)
Treasury shares, at cost, 46,408 shares in 2014 and 2013, and 40,000 shares, €1 nominal value, in 2014 and 2013		(3)	(3)
Total Willis Group Holdings stockholders’ equity		1,985	2,215
Noncontrolling interests		22	28
Total equity		2,007	2,243
TOTAL LIABILITIES AND EQUITY		$15,435	$14,800

The accompanying notes are an integral part of these consolidated financial statements.

Financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years ended December 31,
	Note	2014	2013	2012
		(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$373	$377	$(433)
Adjustments to reconcile net income (loss) to total net cash provided by operating activities:
Goodwill impairment	12	—	—	492
Net gain on disposal of operations, fixed and intangible assets		(17)	(7)	—
Depreciation expense	11	92	94	79
Amortization of intangible assets	13	54	55	59
Amortization and write-off of cash retention awards		10	6	416
Net periodic (benefit) cost of defined benefit pension plans	17	(17)	(4)	2
Provision for doubtful accounts	16	4	3	16
Provision for deferred income taxes		66	39	54
Gain on derivative instruments		(12)	18	11
Excess tax benefits from share-based payment arrangements		(5)	(2)	(2)
Share-based compensation	4	52	42	32
Tender premium included in loss on extinguishment of debt	18	—	65	—
Undistributed earnings of associates		(9)	8	(2)
Effect of exchange rate changes on net income		39	(4)	(14)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		(66)	(116)	(17)
Fiduciary assets		(887)	804	111
Fiduciary liabilities		887	(804)	(111)
Cash incentives paid		(401)	(346)	(323)
Funding of defined benefit pension plans	17	(122)	(150)	(143)
Other assets		16	14	(1)
Other liabilities		432	445	319
Movement on provisions		(12)	24	(20)
Total net cash provided by operating activities		477	561	525
(Continued on next page)

Willis Group Holdings plc

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		Years ended December 31,
	Note	2014	2013	2012
		(millions)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		6	12	5
Additions to fixed assets		(113)	(112)	(135)
Additions to intangible assets		(4)	(7)	(2)
Acquisitions of operations, net of cash acquired		(241)	(30)	(33)
Payments to acquire other investments, net of distributions received		(10)	(7)	(7)
Proceeds from sale of associates		—	4	—
Proceeds from sale of operations, net of cash disposed		86	20	—
Net cash used in investing activities		(276)	(120)	(172)
CASH FLOWS FROM FINANCING ACTIVITIES
Senior notes issued	18	—	522	—
Debt issuance costs		(3)	(8)	—
Repayments of debt	18	(15)	(536)	(15)
Tender premium on extinguishment of senior notes	18	—	(65)	—
Proceeds from issue of other debt		—	—	1
Repurchase of shares		(213)	—	(100)
Proceeds from issue of shares		134	155	53
Excess tax benefits from share-based payment arrangements		5	2	2
Dividends paid		(210)	(193)	(185)
Proceeds from sale of noncontrolling interests		—	—	3
Acquisition of noncontrolling interests		(4)	(4)	(39)
Dividends paid to noncontrolling interests		(17)	(10)	(11)
Net cash used in financing activities		(323)	(137)	(291)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(122)	304	62
Effect of exchange rate changes on cash and cash equivalents		(39)	(8)	2
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		796	500	436
CASH AND CASH EQUIVALENTS, END OF YEAR		$635	$796	$500

The accompanying notes are an integral part of these consolidated financial statements.

Willis Group Holdings plc

CONSOLIDATED STATEMENTS OF EQUITY

	Shares outstanding	Ordinary shares and APIC (i)	Retained Earnings	Treasury Stock	AOCL (ii)	Total WGH shareholders' equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling interests (iii)	Total
	(thousands)	(millions)
Balance at January 1, 2012	173,830	$1,073	$2,160	$(3)	$(744)	$2,486	$31	$2,517	$—
Shares repurchased	(2,797)	—	(100)	—	—	(100)	—	(100)	—
Net (loss) income	—	—	(446)	—	—	(446)	13	(433)	—	$(433)
Dividends	—	—	(187)	—	—	(187)	(11)	(198)	—
Other comprehensive loss	—	—	—	—	(106)	(106)	—	(106)	—	$(106)
Issue of shares under employee stock compensation plans and related tax benefits	2,122	50	—	—	—	50	—	50	—
Issue of shares for acquisitions	24	1	—	—	—	1	—	1	—
Share-based compensation	—	32	—	—	—	32	—	32	—
Purchase of subsidiary shares from noncontrolling interests, net	—	(31)	—	—	—	(31)	(8)	(39)	—
Additional noncontrolling interests	—	2	—	—	—	2	1	3	—
Foreign currency translation	—	(2)	—	—	—	(2)	—	(2)	—

Balance at December 31, 2012	173,179	1,125	1,427	(3)	(850)	1,699	26	1,725	—
Net income	—	—	365	—	—	365	12	377	—	$377
Dividends	—	—	(197)	—	—	(197)	(10)	(207)	—
Other comprehensive income	—	—	—	—	157	157	—	157	—	$157
Issue of shares under employee stock compensation plans and related tax benefits	5,682	153	—	—	—	153	—	153	—
Share-based compensation	—	42	—	—	—	42	—	42	—
Purchase of subsidiary shares from noncontrolling interests, net	—	(4)	—	—	—	(4)	—	(4)	—

Balance at December 31, 2013	178,861	1,316	1,595	(3)	(693)	2,215	28	2,243	—
Shares repurchased	(5,050)	—	(213)	—	—	(213)	—	(213)	—
Net income	—	—	362	—	—	362	11	373	—	$373
Dividends	—	—	(214)	—	—	(214)	(17)	(231)	—
Other comprehensive loss	—	—	—	—	(373)	(373)	(2)	(375)	(4)	$(379)
Issue of shares under employee stock compensation plans and related tax benefits	4,854	146	—	—	—	146	—	146	—
Issue of shares for acquisitions	36	1	—	—	—	1	—	1	—
Share-based compensation	—	52	—	—	—	52	—	52	—
Additional noncontrolling interests	—	—	—	—	—	—	2	2	63
Foreign currency translation	—	9	—	—	—	9	—	9	—

Balance at December 31, 2014	178,701	$1,524	$1,530	$(3)	$(1,066)	$1,985	$22	$2,007	$59
_________________________________

(i)	APIC means Additional Paid-In Capital

(ii)	AOCL means Accumulated Other Comprehensive Loss, Net of Tax

(iii)
In accordance with the requirements of Accounting Standards Codification 480-10-S99-3A we have determined that the noncontrolling interest in Max Matthiessen Holding AB should be disclosed as a redeemable noncontrolling interest and presented within mezzanine or temporary equity

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
Recent Accounting Pronouncements to be Adopted in Future Periods

In April 2014, the Financial Accounting Standards Board ('FASB') issued Accounting Standards Update ('ASU') No. 2014-08, 'Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity'. This guidance changes the criteria for reporting discontinued operations and enhances the related disclosures around discontinued operations. The new guidance requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. This guidance is effective for interim and annual periods beginning after December 15, 2014.

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

In June 2014, the FASB issued guidance on the accounting for stock compensation where share-based payment awards granted to employees required specific performance targets to be achieved in order for employees to become eligible to vest in the awards and such performance targets could be achieved after an employee completes the requisite service period. The amendment in this update requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2015, although earlier adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

Recent Accounting Pronouncements Adopted During the Period
In July 2013, the FASB issued ASU No. 2013-11, 'Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists', a consensus of the FASB Emerging Issues Task Force which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward ('NOL'), or similar tax loss, or a tax credit carryforward exists. Such unrecognized tax benefits are required to be presented as a reduction of a deferred tax asset for a NOL or other tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed.

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
Certain reclassifications have been made to prior year amounts to conform to current year presentation. In particular, effective from January 1, 2014, the Company has made changes to the presentation of certain items within the Consolidated Statements of Operations. Foreign exchange gains and losses, primarily from balance sheet revaluation, and gains and losses from the disposal of operations, previously reported within 'Total operating expenses', are now reported in a new Statement of Operations line item, 'Other income (expense), net', which is reported below the 'Operating income (loss)' line item. Prior period amounts have been reclassified to conform to this presentation.
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
Fiduciary Assets
Fiduciary assets comprise Fiduciary Receivables and Fiduciary Funds.

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
The period for which the Company holds such funds is dependent upon the date the insured remits the payment of the premium to the Company, or the date the Company receives refunds from the insurers, and the date the Company is required to forward such payment to the insurer, or insured, respectively.
In certain instances, the Company advances premiums, refunds or claims to insurance underwriters or insureds prior to collection. Such advances are made from fiduciary funds and are reflected in the accompanying consolidated balance sheets as fiduciary assets.
Fiduciary Liabilities
Fiduciary liabilities represent the obligations to remit fiduciary funds and fiduciary receivables to insurers or insureds.
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
Acquired intangible assets are amortized over the following periods:

Expected
	Amortization basis	life (years)
Acquired client relationships	In line with underlying cashflows	5 to 20
Acquired management contracts	Straight line	18
Other intangible assets	Straight line	3 to 10
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
GS & Cie Groupe ('Gras Savoye') is the principal associate of the Company. It is France's leading insurance broker. The Company has a call option to purchase 100 percent of the capital of Gras Savoye, a decision on whether to exercise this or not will be taken by April 30, 2015, for exercise during 2016.
The carrying amount of the Gras Savoye investment as of December 31, 2014 includes interest bearing vendor loans and convertible bonds issued by Gras Savoye of $41 million and $106 million respectively (2013: $46 million and $110 million, respectively).
Derivative Financial Instruments
The Company uses derivative financial instruments for other than trading purposes to alter the risk profile of an existing underlying exposure. Interest rate swaps have been used to manage interest risk exposures. Forward foreign currency exchange contracts are used to manage currency exposures arising from future income and expenses. The fair values of derivative contracts are recorded in other assets and other liabilities. The effective portions of changes in the fair value of derivatives that qualify for hedge accounting as cash flow hedges are recorded in other comprehensive income. Amounts are reclassified from other comprehensive income into earnings when the hedged exposure affects earnings. If the derivative is designated as, and qualifies as, an effective fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are both recognized in earnings. The amount of hedge ineffectiveness recognized in earnings is based on the extent to which an offset between the fair value of the derivative and hedged item is not achieved. Changes in fair value of derivatives that do not qualify for hedge accounting, together with any hedge ineffectiveness on those that do qualify, are recorded in other operating expenses or interest expense as appropriate.
The Company evaluates whether its contracts include clauses or conditions which would be required to be separately accounted for at fair value as embedded derivatives.

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
Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. The Company recognizes the benefit of uncertain tax positions in the financial statements when it is more likely than not that the position will be sustained on examination by the tax authorities upon lapse of the relevant statute of limitations, or when positions are effectively settled. The benefit recognized is the largest amount of tax benefit that is greater than 50 percent likely to be realized on settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company adjusts its recognition of these uncertain tax benefits in the period in which new information is available impacting either the recognition or measurement of its uncertain tax positions. Such adjustments are reflected as increases or decreases to income taxes in the period in which they are determined.
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
Pensions
The Company has two principal defined benefit pension plans which cover approximately half of employees in the United States and United Kingdom. Both these plans are now closed to new entrants. New employees in the United Kingdom are offered the opportunity to join a defined contribution plan and in the United States are offered the opportunity to join a 401(k) plan. In addition to the Company’s UK and US defined benefit pension plans, the Company has several smaller defined benefit pension plans in certain other countries in which it operates including a US non-qualified plan and an unfunded plan in the UK.. Elsewhere, pension benefits are typically provided through defined contribution plans.
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
Share-Based Compensation

The Company has equity-based compensation plans that provide for grants of restricted stock units and stock options to employees and non-employee directors of the Company who perform services for the Company.

The Company expenses all equity-based compensation on a straight-line basis over the requisite service period based upon the fair value of the award on the date of grant, the estimated achievement of any performance targets and anticipated staff retention. The awards under equity-based compensation are classified as equity and included as a component of equity on the Company’s consolidated balance sheets, as the ultimate payment of such awards will not be achieved through use of the Company’s cash or other assets.

Revenue Recognition
Revenue includes insurance commissions, fees for services rendered, certain commissions receivable from insurance carriers, investment income and other income.
Brokerage income and fees negotiated in lieu of brokerage are recognized at the later of the policy inception date or when the policy placement is complete. Commissions on additional premiums and adjustments are recognized when approved by or agreed between the parties and collectability is reasonably assured.
Fees for risk management and other services are recognized as the services are provided. Consideration for negotiated fee arrangements for an agreed period covering multiple insurance placements, the provision of risk management and/or other services are allocated to all deliverables on the basis of their relative selling prices. The Company establishes contract cancellation reserves where appropriate: at December 31, 2014, 2013 and 2012, such amounts were not material.
Investment income is recognized as earned.
Other income comprises gains on disposal of intangible assets, which primarily arise from settlements through enforcing non-compete agreements in the event of losing accounts through producer defection or the disposal of books of business.

3.	EMPLOYEES
The average number of persons, including Executive Directors, employed by the Company is as follows:

	Years ended December 31,
	2014	2013	2012
Total average number of employees for the year	18,200	17,900	17,500

Willis Group Holdings plc

3. EMPLOYEES (Continued)

Salaries and benefits expense comprises the following:

	Years ended December 31,
	2014	2013	2012
	(millions)
Salaries and other compensation awards including amortization and write-off of cash retention awards of $10 million, $6 million and $416 million	$2,069	$1,953	$2,258
Share-based compensation	52	42	32
Severance costs	8	32	6
Social security costs	147	135	133
Retirement benefits — defined benefit plan (income) expense	(17)	(4)	2
Retirement benefits — defined contribution plan expense	55	49	44
Total salaries and benefits expense	$2,314	$2,207	$2,475
Severance Costs
Severance costs that have arisen in the normal course of business amounted to $8 million in the year ended December 31, 2014 (2013: $4 million; 2012: $6 million).
During the year ended December 31, 2013, the Company incurred additional salaries and benefits costs of $29 million of which $28 million related to severance costs, in relation to an Expense Reduction Initiative in the first quarter. These costs related to 207 positions that were eliminated.

4.	SHARE-BASED COMPENSATION
On December 31, 2014, the Company had a number of open share-based compensation plans, which provide for the grant of time-based options and performance-based options, time-based restricted stock units and performance-based restricted stock units, and various other share-based grants to employees. All of the Company’s share-based compensation plans under which any options, restricted stock units or other share-based grants are outstanding as at December 31, 2014 are described below. The compensation cost that has been recognized for those plans for the year ended December 31, 2014 was $52 million (2013: $42 million; 2012: $32 million). The total income tax benefit recognized in the statement of operations for share-based compensation arrangements for the year ended December 31, 2014 was $12 million (2013: $9 million; 2012: $9 million).

2012 Equity Incentive Plan

This plan, which was established on April 25, 2012, provides for the granting of incentive stock options, time-based or performance-based non-statutory stock options, share appreciation rights, restricted shares, time-based or performance-based restricted share units ('RSUs'), performance-based awards and other share-based grants or any combination thereof (collectively referred to as 'Awards') to employees, officers, directors and consultants ('Eligible Individuals') of the Company. The Board of Directors also adopted a sub-plan under the 2012 plan to provide an employee sharesave scheme in the United Kingdom.
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

Notes to the financial statements

4. SHARE-BASED COMPENSATION (Continued)

terminated as at April 25, 2012 and no further grants will be made under this plan. Any shares available for grant under the 2008 plan were included in the 2012 Equity Incentive Plan availability.
Options are exercisable on a variety of dates, including from the third, fourth or fifth anniversary of grant.
Employee Stock Purchase Plans
The Company adopted the Willis Group Holdings 2001 North America Employee Share Purchase Plan, which expired on May 31, 2011 and the Willis Group Holdings 2010 North America Employee Stock Purchase Plan, which expires on May 31, 2020. These plans provide certain eligible employees in the United States and Canada the ability to contribute payroll deductions to the purchase of Willis Group Holdings plc shares at the end of each offering period.
Option Valuation Assumptions
The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock. The Company uses the simplified method set out in Accounting Standard Codification (‘ASC’) 718-10-S99 to derive the expected term of options granted as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free rate for periods within the expected life of the option is based on the US Treasury yield curve in effect at the time of grant.

	Years ended December 31,
	2014	2013	2012
Expected volatility	18.7%	24.7%	32.1%
Expected dividends	2.8%	2.6%	3.2%
Expected life (years)	4	4	5
Risk-free interest rate	1.3%	1.5%	0.9%

Willis Group Holdings plc

4. SHARE-BASED COMPENSATION (Continued)

A summary of option activity under the plans at December 31, 2014, and changes during the year then ended is presented below:

		Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
(Options in thousands)	Options	Price(i)	Term	Value
				(millions)
Time-based stock options
Balance, beginning of year	7,983	$35.95
Granted	1,069	$41.00
Exercised	(2,795)	$34.65
Forfeited	(362)	$37.31
Expired	(212)	$36.05
Balance, end of year	5,683	$37.45	5 years	$42
Options vested or expected to vest at December 31, 2014	5,131	$37.41	5 years	$38
Options exercisable at December 31, 2014	2,712	$35.84	4 years	$24
Performance-based stock options
Balance, beginning of year	5,260	$32.80
Exercised	(1,201)	$29.46
Forfeited	(392)	$33.86
Balance, end of year	3,667	$33.78	3 years	$40
Options vested or expected to vest at December 31, 2014	3,376	$33.64	3 years	$38
Options exercisable at December 31, 2014	2,829	$32.81	3 years	$34
_________________________________

(i)	Certain options are exercisable in pounds sterling and are converted to dollars using the exchange rate at December 31, 2014.
The weighted average grant-date fair value of time-based options granted during the year ended December 31, 2014 was $5.33 (2013: $7.74; 2012: $6.98). The total intrinsic value of options exercised during the year ended December 31, 2014 was $22 million (2013: $32 million; 2012: $8 million). At December 31, 2014 there was $15 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under time-based stock option plans; that cost is expected to be recognized over a weighted average period of 2 years.
There were no performance-based options granted during the year ended December 31, 2014 or the year ended December 31, 2013. The weighted average grant-date fair value of performance-based options was $7.61 in the year ended December 31, 2012. The total intrinsic value of options exercised during the year ended December 31, 2014 was $15 million (2013: $14 million; 2012: $5 million). At December 31, 2014 there was $2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under performance-based stock option plans; that cost is expected to be recognized over a weighted-average period of 1 year.

Notes to the financial statements

4. SHARE-BASED COMPENSATION (Continued)

A summary of restricted stock unit activity under the Plans at December 31, 2014, and changes during the year then ended is presented below:

		Weighted Average Grant Date
(Units awarded in thousands)	Shares	Fair Value
Nonvested shares (restricted stock units)
Balance, beginning of year	2,929	$38.71
Granted	1,750	$43.03
Vested	(858)	$37.19
Forfeited	(327)	$37.62
Balance, end of year	3,494	$41.35

The total number of restricted stock units vested during the year ended December 31, 2014 was 857,603 shares at an average share price of $44.09 (2013: 873,670 shares at an average share price of $41.10; 2012: 408,005 shares at an average price of $35.82). At December 31, 2014 there was $109 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the plan; that cost is expected to be recognized over a weighted average period of 2 years.
Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2014 was $134 million (2013: $155 million; 2012: $53 million). The actual tax benefit recognized for the tax deductions from option exercises of the share-based payment arrangements totaled $20 million for the year ended December 31, 2014 (2013: $28 million; 2012: $8 million).

5.	RESTRUCTURING COSTS

In April 2014, the Company announced a multi-year operational improvement program designed to strengthen the Company’s client service capabilities and to deliver future cost savings (hereinafter referred to as the Operational Improvement Program). The main elements of the program, which is expected to be completed by the end of 2017, include the following:

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

The program is expected to deliver cost savings of at least $420 million through 2017 and annual cost savings of $300 million starting 2018. To achieve these cost savings, the company is expecting to incur cumulative costs, including capital expenditure, of approximately $410 million through the end of 2017.

The Company recognized restructuring costs of $36 million in the year ended December 31, 2014, related to its Operational Improvement Program.

Willis Group Holdings plc

5. RESTRUCTURING COSTS (Continued)

An analysis of the cost for restructuring recognized in the statement of operations in the year ended December 31, 2014, is as follows:

	Twelve months ended December 31, 2014
	North America	International	Global	Corporate	Total
	(millions)
Termination benefits	$3	$3	$10	$—	$16
Professional services and other	—	2	1	17	20
Total	$3	$5	$11	$17	$36

At December 31, 2014, the Company's liability under the Operational Improvement Program is as follows:

	Termination Benefits	Professional Services and other	Total
	(millions)
Balance at January 1, 2014	$—	$—	$—
Charges incurred	16	20	36
Cash payments	(11)	(14)	(25)
Balance at December 31, 2014	$5	$6	$11

6.	AUDITORS’ REMUNERATION
An analysis of auditors’ remuneration is as follows:

	Years ended December 31,
	2014	2013	2012
	(millions)
Audit of group consolidated financial statements	$5	$4	$4
Other assurance services	2	3	3
Other non-audit services	1	1	1
Total auditors’ remuneration	$8	$8	$8

Notes to the financial statements

7.	OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Years ended December 31,
	2014	2013	2012
	(millions)
Gain (loss) on disposal of operations	$12	$2	$(3)
Impact of Venezuelan currency devaluation	(14)	—	—
Foreign exchange gain	8	20	19
Other income (expense), net	$6	$22	$16

8.	INCOME TAXES
An analysis of income from continuing operations before income taxes and interest in earnings of associates by location of the taxing jurisdiction is as follows:

	Years ended December 31,
	2014	2013	2012
	(millions)
Ireland	$(65)	$(52)	$(47)
United States	92	(11)	(615)
United Kingdom	154	282	25
Other jurisdictions	337	280	300
Income (loss) from continuing operations before income taxes and interest in earnings of associates	$518	$499	$(337)
The provision for income taxes by location of the taxing jurisdiction consisted of the following:

	Years ended December 31,
	2014	2013	2012
	(millions)
Current income taxes:
US federal tax	$(16)	$7	$3
US state and local taxes	7	3	1
UK corporation tax	29	28	2
Other jurisdictions	73	45	41
Total current taxes	93	83	47
Deferred taxes:
US federal tax	30	10	(44)
US state and local taxes	10	1	(41)
Effect of US valuation allowance	5	2	113
UK corporation tax	24	17	27
Other jurisdictions	(3)	9	(1)
Total deferred taxes	66	39	54
Total income taxes	$159	$122	$101

Willis Group Holdings plc

8. INCOME TAXES (Continued)

The reconciliation between US federal income taxes at the statutory rate and the Company’s provision for income taxes on continuing operations is as follows:

	Years ended December 31,
	2014	2013	2012
	(millions, except percentages)
Income (loss) from continuing operations before income taxes and interest in earnings of associates	$518	$499	$(337)
US federal statutory income tax rate	35%	35%	35%
Income tax expense at US federal tax rate	181	175	(118)
Adjustments to derive effective rate:
Non-deductible expenditure	21	19	15
Tax impact of internal restructurings	—	11	—
Movement in provision for unrecognized tax benefits	1	(1)	6
Impairment of non-qualifying goodwill	—	—	137
Disposal of non-qualifying goodwill	11	—	—
Impact of change in tax rate on deferred tax balances	—	(4)	(3)
Adjustment in respect of prior periods	(2)	1	6
Non-deductible Venezuelan foreign exchange loss	5	—	—
Effect of foreign exchange and other differences	(4)	1	2
Changes in valuation allowances applied to deferred tax assets	7	—	114
Adjustments to eliminate the net tax effect of intra-group items	(30)	(30)	(31)
Tax differentials of foreign earnings:
Foreign jurisdictions	(48)	(54)	(12)
US state taxes and local taxes	17	4	(15)
Provision for income taxes	$159	$122	$101

Willis Group Holdings plc is a non-trading holding company tax resident in Ireland where it is taxed at the statutory rate of 25%. The provision for income tax on continuing operations has been reconciled above to the US federal statutory tax rate of 35% due to significant operations in the US.

Notes to the financial statements

8. INCOME TAXES (Continued)

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

	December 31,
	2014	2013
	(millions)
Deferred tax assets:
Accrued expenses not currently deductible	$133	$153
US state net operating losses	76	70
UK net operating losses	1	3
Other net operating losses	12	5
UK capital losses	39	43
Accrued retirement benefits	109	47
Deferred compensation	34	37
Stock options	22	25
Gross deferred tax assets	426	383
Less: valuation allowance	(280)	(196)
Net deferred tax assets	$146	$187
Deferred tax liabilities:
Cost of intangible assets, net of related amortization	$149	$120
Cost of tangible assets, net of related amortization	38	44
Prepaid retirement benefits	62	56
Accrued revenue not currently taxable	25	23
Financial derivative transactions	—	3
Deferred tax liabilities	274	246
Net deferred tax (liability) asset	$(128)	$(59)

	December 31,
	2014	2013
	(millions)
Balance sheet classifications:
Current:
Deferred tax assets	$12	$15
Deferred tax liabilities	(21)	(25)
Net current deferred tax liabilities	(9)	(10)
Non-current:
Deferred tax assets	9	7
Deferred tax liabilities	(128)	(56)
Net non-current deferred tax liabilities	(119)	(49)
Net deferred tax liabilities	$(128)	$(59)
As a result of certain realization requirements of ASC 718 Compensation - Stock Compensation, the Company recognized $8 million of previously unrecognized deferred tax assets that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity was increased by this $8 million as of December 31, 2014.

Willis Group Holdings plc

8. INCOME TAXES (Continued)

At December 31, 2014, the Company had valuation allowances of $280 million (2013: $196 million) to reduce its deferred tax assets to estimated realizable value. The valuation allowances at December 31, 2014, relate to deferred tax assets arising from UK capital loss carryforwards ($39 million) and other net operating losses ($10 million), which have no expiration date, and to the deferred tax assets in the United States ($231 million). Included within US deferred tax assets are assets of $76 million in respect of US state net operating losses. These losses will expire as follows: $8 million from 2015 to 2018, $17 million from 2019 to 2023 and $51 million from 2024 to 2034. Capital loss carryforwards can only be offset against future UK capital gains.

	Balance at beginning of year	Additions/ (releases) charged to costs and expenses	Other movements	Foreign exchange differences	Balance at end of year
Description
	(millions)
Year Ended December 31, 2014
Deferred tax valuation allowance	$196	$17	$67	$—	$280
Year Ended December 31, 2013
Deferred tax valuation allowance	221	15	(40)	—	196
Year Ended December 31, 2012
Deferred tax valuation allowance	102	110	12	(3)	221
The amount charged to tax expense in the table above differs from the effect of $7 million disclosed in the rate reconciliation primarily because the movement in this table includes effects of state taxes, which are disclosed separately in the rate reconciliation. The impact of Other movements is primarily recorded in other comprehensive income.
At December 31, 2014 the Company had deferred tax assets of $146 million (2013: $187 million), net of the valuation allowance. Management believes, based upon the level of historical taxable income and projections for future taxable income, it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.
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
Unrecognized tax benefits
Total unrecognized tax benefits as at December 31, 2014, totaled $19 million. During the next 12 months it is reasonably possible that the Company will recognize approximately $1 million of tax benefits related to the release of provisions for potential inter company pricing adjustments no longer required due to either settlement through negotiation or closure of the statute of limitations on assessment.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2014	2013	2012
	(millions)
Balance at January 1	$41	$37	$16
Reductions due to a lapse of the applicable statute of limitation	—	(5)	(3)
Increases for positions taken in current period	5	9	8
(Decreases) increases for positions taken in prior periods	(26)	—	16
Other movements	(1)	—	—
Balance at December 31	$19	$41	$37

Notes to the financial statements

8. INCOME TAXES (Continued)

$19 million of the unrecognized tax benefits at December 31, 2014 would, if recognized, favorably affect the effective tax rate in future periods.
The Company files tax returns in the various tax jurisdictions in which it operates. US tax returns have been filed timely. Although tax years 2008 and 2009 are closed, the IRS could make adjustments (but not assess additional tax) up to the amount of the net operating losses carried forward from those years. The Company extended the federal statute of limitations for assessment in the United States for the 2010 year until March 15, 2015.
All UK tax returns have been filed timely and are in the normal process of being reviewed, by HM Revenue & Customs. There are no material ongoing inquiries in relation to filed UK returns. In other tax jurisdictions the Company is currently not subject to any examinations for any year prior to 2004.

9.	EARNINGS PER SHARE
Basic and diluted earnings per share are calculated by dividing net income (loss) attributable to Willis Group Holdings by the average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company.
In periods where losses are reported the weighted average shares outstanding excludes potentially issuable shares described above, because their inclusion would be anti-dilutive.
For the year ended December 31, 2014, time-based and performance-based options to purchase 5.7 million and 3.7 million shares (2013: 8.0 million and 5.3 million; 2012: 10.2 million and 6.5 million), respectively, and 3.5 million restricted stock units (2013: 2.9 million; 2012: 2.5 million) were outstanding.
Basic and diluted earnings per share are as follows:

	Years ended December 31,
	2014	2013	2012
	(millions, except per share data)
Net income (loss) attributable to Willis Group Holdings	$362	$365	$(446)
Basic weighted average number of shares outstanding	178	176	173
Dilutive effect of potentially issuable shares	3	3	—
Diluted weighted average number of shares outstanding	181	179	173
Basic earnings per share:
Net income (loss) attributable to Willis Group Holdings shareholders	$2.03	$2.07	$(2.58)
Dilutive effect of potentially issuable shares	(0.03)	(0.03)	—
Diluted earnings per share:
Net income (loss) attributable to Willis Group Holdings shareholders	$2.00	$2.04	$(2.58)
Options to purchase 2.4 million shares and 1.5 million restricted stock units for the year ended December 31, 2014, were not included in the computation of the dilutive effect of stock options because the effect was antidilutive (2013: 2.1 million shares and 1.3 million restricted stock units; 2012: 16.7 million shares and 2.5 million restricted stock units).

Willis Group Holdings plc

10.	ACQUISITIONS
During the years ended December 31, 2014 and 2013 we made the following material acquisitions in line with our strategy to invest in targeted acquisitions with a focus on earnings accretion, competitive position, and fit.
Max Matthiessen Holding AB
In the fourth quarter of 2014, the Company acquired 75.8 percent of Max Matthiessen Holding AB and subsidiaries (collectively referred to as Max Matthiessen), a leading employee benefits adviser in Sweden, for cash consideration of $204 million.
On acquisition the Company recognized acquired intangible assets of $134 million of which $56 million was in relation to client relationships and $76 million was in relation to fund management contracts, which are being amortized over 12 years and 18 years respectively. The remaining $2 million of intangible assets relate to the Max Matthiessen trade name and is being amortized over 4 years.
Goodwill of $139 million was recognized on the transaction.
Charles Monat Limited
In the second quarter of 2014, the Company acquired 100 percent of Charles Monat Limited and its subsidiaries (collectively referred to as Charles Monat), a life insurance solutions adviser to high net worth clients based in Hong Kong, for cash consideration of $59 million.
Additional consideration estimated at $29 million is payable in annual installments over the next 5 years, based on a multiple of EBITDA of the entities acquired, during the period from May 25, 2014 until September 2, 2019. This consideration has been assessed to have a fair value of $12 million at the date of acquisition.
On acquisition the Company recognized acquired intangible assets of $35 million of which $27 million was in respect of client relationships, which are being amortized over an expected life of 11 years. The remaining $8 million of intangible assets relate to carrier relationships and trade names and are both being amortized over 5 years.
Goodwill of $31 million was recognized on the transaction.
Prime Professions Ltd
In second quarter 2013, the Company acquired 100 percent of PPH Limited and its subsidiary Prime Professions Limited (together referred to as Prime Professions), a leading UK based professional indemnity insurance broker, for cash consideration of $29 million. Additional consideration of up to approximately $2 million is payable in 2015 based on the achievement of certain revenue targets.
In relation to the acquisition of Prime Professions, the Company recognized acquired intangible assets of $17 million of which $16 million was in respect of client relationships, which are being amortized over an expected life of 15 years. The remaining intangible assets relate to non-compete agreements and the Prime trade name which are being amortized over 8 years and 3 years, respectively.
Goodwill of $15 million was recognized on the transaction.
The aggregate costs incurred related to the above acquisitions for the year ended December 31, 2014 was $3 million (2013: $1 million)
In addition to the above acquisitions, the Company completed a number of smaller acquisitions during 2014 for aggregated consideration of $27 million and consequently recognised intangible assets of $16 million and goodwill of $14 million.

Notes to the financial statements

11.	FIXED ASSETS, NET
An analysis of fixed asset activity for the years ended December 31, 2014 and 2013 are as follows:

	Land and buildings (i)	Leasehold improvements	Furniture and equipment	Total
	(millions)
Cost: at January 1, 2013	$78	$227	$576	$881
Additions	10	22	80	112
Disposals	—	(7)	(43)	(50)
Foreign exchange	1	—	5	6
Cost: at December 31, 2013	89	242	618	949
Additions	7	25	84	116
Disposals	—	(12)	(29)	(41)
Foreign exchange	(3)	(10)	(31)	(44)
Cost: at December 31, 2014	$93	$245	$642	$980

Depreciation: at January 1, 2013	$(32)	$(75)	$(306)	$(413)
Depreciation expense provided	(3)	(18)	(73)	(94)
Disposals	—	6	36	42
Foreign exchange	(1)	—	(2)	(3)
Depreciation: at December 31, 2013	(36)	(87)	(345)	(468)
Depreciation expense provided	(4)	(20)	(68)	(92)
Disposals	—	10	28	38
Foreign exchange	2	4	19	25
Depreciation: at December 31, 2014	$(38)	$(93)	$(366)	$(497)
Net book value:
At December 31, 2013	$53	$155	$273	$481

At December 31, 2014	$55	$152	$276	$483
_________________________________

(i)
Included within land and buildings are assets held under capital leases: At December 31, 2014, cost and accumulated depreciation were $32 million and $8 million respectively (2013: $31 million and $6 million, respectively; 2012: $25 million and $4 million respectively). Depreciation in the year ended December 31, 2014 was $2 million (2013: $2 million; 2012: $1 million).

Notes to the financial statements

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
The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2014 and 2013, are as follows:

	Global	North America	International	Total
	(millions)
Balance at January 1, 2013
Goodwill, gross	$1,127	$1,792	$400	$3,319
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	1,127	1,300	400	2,827
Purchase price allocation adjustments	—	(1)	—	(1)
Goodwill acquired during the year	15	—	1	16
Goodwill disposed of during the year	—	(14)	—	(14)
Other movements	—	(1)	—	(1)
Foreign exchange	3	—	8	11
Balance at December 31, 2013
Goodwill, gross	1,145	1,776	409	3,330
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	$1,145	$1,284	$409	$2,838
Purchase price allocation adjustments	3	3	7	13
Goodwill acquired during the year	5	—	179	184
Goodwill disposed of during the year	—	(48)	—	(48)
Other movements (i)	88	(45)	(43)	—
Foreign exchange	(7)	—	(43)	(50)
Balance at December 31, 2014
Goodwill, gross	1,234	1,686	509	3,429
Accumulated impairment losses	—	(492)	—	(492)
Goodwill, net	$1,234	$1,194	$509	$2,937
_________________________________

(i)
Effective January 1, 2014, the Company changed its internal reporting structure: UK Retail, previously reported within the International segment, is now reported within the Global segment; Mexico Retail, which was previously reported within the North America segment, is now reported in the International segment; and the US captive consulting and facultative reinsurance businesses, both previously reported within the North America segment, are now reported within the Global segment. As a consequence of these changes goodwill has been reallocated between reporting units using the relative fair value allocation approach.

Impairment Review
The Company reviews goodwill for impairment annually, or whenever events of circumstances indicate impairment may have occurred. In the first step of the impairment test, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the amount of an impairment loss, if any, is

Willis Group Holdings plc

12. GOODWILL (Continued)

calculated in the second step of the impairment test by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.
The Company's goodwill impairment test for 2014 has not resulted in an impairment charge (2013: $nil; 2012: $492 million).
In 2012, as a consequence of the Company's annual goodwill impairment test performed as of October 1, 2012, the Company concluded that a pre-tax impairment charge of $492 million was required to reduce the carrying value of the goodwill associated with the Company's North America reporting unit from $1,782 million to its implied fair value of $1,290 million. The Company used the income approach to measure the fair value of the North America reporting unit, which involved calculating the fair value of the reporting unit based on the present value of the estimated future cash flows. Cash flow projections were based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions and the uncertainty related to the business's ability to execute on the projected cash flows. The discount rate used was based on the weighted-average cost of capital adjusted for the relevant risk associated with market participant expectations of characteristics of the reporting unit. The unobservable inputs included projected revenue growth rates, profitability and the market participant assumptions within the discount rate. The decline in the estimated fair value of the reporting unit resulted from lower projected revenue growth rates and profitability levels as well as an increase in the discount rate used to calculate discounted cash flows. As a consequence of the significance of unobservable inputs developed using company-specific information, the re-measurement of goodwill for this reporting unit is classified as a non-recurring level 3 fair value assessment.

13.	OTHER INTANGIBLE ASSETS, NET
Other intangible assets are classified into the following categories:

•	Client Relationships

•	Management Contracts

•	Other, including:

•	non-compete agreements

•	trade names

•	contract based, technology and other
The major classes of amortizable intangible assets are as follows:

	December 31, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(millions)
Client relationships	$689	$(316)	$373	$671	$(326)	$345
Management contracts	71	(1)	70	—	—	—
Other	11	(4)	7	14	(6)	8
Total amortizable intangible assets	$771	$(321)	$450	$685	$(332)	$353
The aggregate amortization of intangible assets for the year ended December 31, 2014 was $54 million (2013: $55 million; 2012: $59 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

(millions)
2015	$57
2016	51
2017	46
2018	41
2019	37
Thereafter	218
Total	$450

Willis Group Holdings plc

14.	OTHER ASSETS
An analysis of other assets is as follows:

	December 31,
	2014	2013
	(millions)
Other current assets
Prepayments and accrued income	$81	$73
Income taxes receivable	30	32
Deferred compensation plan assets	17	26
Other receivables	86	66
Total other current assets	$214	$197
Other non-current assets
Deferred compensation plan assets	$92	$88
Income taxes receivable	—	21
Accounts receivable, net	29	28
Other investments	29	19
Other receivables	70	50
Total other non-current assets	$220	$206
Total other assets	$434	$403

15.	OTHER LIABILITIES
An analysis of other liabilities is as follows:

	December 31,
	2014	2013
	(millions)
Other current liabilities
Accounts payable	$131	$123
Accrued dividends payable	55	51
Other taxes payable	44	51
Deferred compensation plan liability	17	26
Other payables	197	164
Total other current liabilities	$444	$415
Other non-current liabilities
Incentives from lessors	$171	$183
Deferred compensation plan liability	92	89
Contingent or deferred consideration on acquisition	26	13
Accounts payable	14	6
Income taxes payable	15	40
Other payables	71	43
Total other non-current liabilities	$389	$374
Total other liabilities	$833	$789

Notes to the financial statements

16.	ALLOWANCE FOR DOUBTFUL ACCOUNTS
Accounts receivable are stated at estimated net realizable values. The allowances shown below as at the end of each period, are recorded as the amounts considered by management to be sufficient to meet probable future losses related to uncollectible accounts.

	Balance at beginning of year	Additions/ (releases) charged to costs and expenses	Deductions / Other movements	Foreign exchange differences	Balance at end of year
Description
	(millions)
Year Ended December 31, 2014
Allowance for doubtful accounts	$13	$4	$(6)	$1	$12
Year Ended December 31, 2013
Allowance for doubtful accounts	$14	$3	$(4)	$—	$13
Year Ended December 31, 2012
Allowance for doubtful accounts	$13	$16	$(15)	$—	$14

17.	PENSION PLANS
The Company maintains two principal defined benefit pension plans that cover approximately half of the Company's employees in the United States and United Kingdom. Both of these plans are now closed to new entrants and with effect from May 15, 2009, the Company closed the US defined benefit plan to future accrual. New employees in the United Kingdom are offered the opportunity to join a defined contribution plan and in the United States are offered the opportunity to join a 401(k) plan. In addition to the Company’s UK and US defined benefit pension plans, the Company has several smaller defined benefit pension plans in certain other countries in which it operates including a US non-qualified plan and an unfunded plan in the UK. Elsewhere, pension benefits are typically provided through defined contribution plans. It is the Company’s policy to fund pension costs as required by applicable laws and regulations.
At December 31, 2014, the Company recorded, on the Consolidated Balance Sheets:

•	a pension benefit asset of $314 million (2013: $278 million) representing:

•	$314 million (2013: $276 million) in respect of the UK defined benefit pension plan; and

•	$nil (2013: $2 million) in respect of the international defined benefit pension plans.

•	a total liability for pension benefits of $284 million (2013: $136 million) representing:

•	$245 million (2013: $107 million) in respect of the US defined benefit pension plan; and

•	$39 million (2013: $29 million) in respect of the international, US non-qualified and UK unfunded defined benefit pension plans.

Willis Group Holdings plc

17. PENSION PLANS (Continued)

UK and US defined benefit plans
The following schedules provide information concerning the Company’s UK and US defined benefit pension plans as of and for the years ended December 31:

	UK Pension Benefits		US Pension Benefits
	2014	2013	2014	2013
	(millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$2,785	$2,582	$864	$958
Service cost	41	37	—	—
Interest cost	121	109	40	38
Employee contributions	2	2	—	—
Actuarial loss (gain)	390	79	183	(81)
Curtailment gain	(2)	—	—	—
Benefits paid	(85)	(78)	(36)	(51)
Foreign currency changes	(168)	54	—	—
Benefit obligations, end of year	3,084	2,785	1,051	864
Change in plan assets:
Fair value of plan assets, beginning of year	3,061	2,716	757	708
Actual return on plan assets	520	255	65	60
Employee contributions	2	2	—	—
Employer contributions	91	100	20	40
Benefits paid	(85)	(78)	(36)	(51)
Foreign currency changes	(191)	66	—	—
Fair value of plan assets, end of year	3,398	3,061	806	757
Funded status at end of year	$314	$276	$(245)	$(107)
Components on the Consolidated Balance Sheets:
Pension benefits asset	$314	$276	$—	$—
Liability for pension benefits	—	—	(245)	(107)

Amounts recognized in accumulated other comprehensive loss consist of:

	UK Pension Benefits		US Pension Benefits
	2014	2013	2014	2013
		(millions)
Net actuarial loss	$809	$815	$399	$233
Prior service gain	(20)	(24)	—	—
The accumulated benefit obligations for the Company’s UK and US defined benefit pension plans were $3,017 million and $1,051 million, respectively (2013: $2,701 million and $864 million, respectively).

Notes to the financial statements

17. PENSION PLANS (Continued)

The components of the net periodic benefit (income) cost and other amounts recognized in other comprehensive loss for the UK and US defined benefit plans are as follows:

	Years ended December 31,
	UK Pension Benefits			US Pension Benefits
	2014	2013	2012	2014	2013	2012
			(millions)
Components of net periodic benefit (income) cost:
Service cost	$41	$37	$35	$—	$—	$—
Interest cost	121	109	108	40	38	41
Expected return on plan assets	(213)	(191)	(181)	(54)	(51)	(46)
Amortization of unrecognized prior service gain and curtailment gain	(4)	(5)	(6)	—	—	—
Amortization of unrecognized actuarial loss	42	45	39	6	9	8
Net periodic benefit (income) cost	$(13)	$(5)	$(5)	$(8)	$(4)	$3
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss (gain)	$83	$15	$141	$172	$(90)	$37
Amortization of unrecognized actuarial loss	(42)	(45)	(39)	(6)	(9)	(8)
Amortization of unrecognized prior service gain and curtailment gain	4	5	6	—	—	—
Curtailment gain	(2)	—	—	—	—	—
Total recognized in other comprehensive income (loss)	$43	$(25)	$108	$166	$(99)	$29
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$30	$(30)	$103	$158	$(103)	$32

The estimated net loss and prior service cost for the UK and US defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are:

	UK Pension Benefits	US Pension Benefits
	(millions)
Estimated net loss	$39	$11
Prior service gain	(3)	—

Willis Group Holdings plc

17. PENSION PLANS (Continued)

The following schedule provides other information concerning the Company’s UK and US defined benefit pension plans:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
	2014	2013	2014	2013
Weighted-average assumptions to determine benefit obligations:
Discount rate	3.6%	4.4%	3.9%	4.8%
Rate of compensation increase	2.9%	3.2%	N/A	N/A
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	4.4%	4.4%	4.8%	4.1%
Expected return on plan assets	7.0%	7.3%	7.3%	7.3%
Rate of compensation increase	3.2%	2.3%	N/A	N/A
The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The expected returns on UK plan assets are: UK and foreign equities 8.86 percent, debt securities 4.38 percent, hedge funds 8.38 percent and real estate 6.53 percent. The expected returns on US plan assets are: US and foreign equities 11.0 percent and debt securities 3.6 percent.
The Company’s pension plan asset allocations based on fair values were as follows:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
Asset Category	2014	2013	2014	2013
Equity securities	34%	36%	48%	52%
Debt securities	45%	38%	49%	46%
Hedge funds	14%	17%	—%	—%
Real estate	3%	3%	—%	—%
Cash	4%	6%	—%	—%
Other	—%	—%	3%	2%
Total	100%	100%	100%	100%

In the United Kingdom, the pension trustees, in consultation with the Company, maintain a diversified asset portfolio and this together with contributions made by the Company is expected to meet the pension scheme’s liabilities as they become due. The UK plan’s assets are divided into 13 separate portfolios according to asset class and managed by 10 investment managers. The broad target allocations are UK and foreign equities (36.5 percent), debt securities (43.5 percent), hedge funds (15 percent) and real estate (5 percent). In the United States, the Company’s investment policy is to maintain a diversified asset portfolio, which together with contributions made by the Company is expected to meet the pension scheme’s liabilities as they become due. The US plan’s assets are currently invested in 18 funds representing most standard equity and debt security classes. The broad target allocations are US and foreign equities (50 percent) and debt securities (50 percent).
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

Notes to the financial statements

17. PENSION PLANS (Continued)

The following tables present, at December 31, 2014 and 2013, for each of the fair value hierarchy levels, the Company’s UK pension plan assets that are measured at fair value on a recurring basis.

	UK Pension Plan
December 31, 2014	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$565	$185	$—	$750
UK equities	234	15	—	249
Other equities	26	124	—	150
Fixed income securities:
US Government bonds	81	2	—	83
UK Government bonds	783	6	—	789
Other Government bonds	3	3	99	105
UK corporate bonds	—	103	—	103
Other corporate bonds	113	33	—	146
Derivatives	—	293	—	293
Real estate	—	—	124	124
Cash and cash equivalents	124	13	—	137
Other investments:
Hedge funds	—	—	487	487
Other	—	(18)	—	(18)
Total	$1,929	$759	$710	$3,398

	UK Pension Plan
December 31, 2013	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$659	$81	$—	$740
UK equities	239	17	—	256
Other equities	40	63	—	103
Fixed income securities:
US Government bonds	31	—	—	31
UK Government bonds	656	—	—	656
Other Government bonds	7	—	100	107
UK corporate bonds	75	—	—	75
Other corporate bonds	151	—	—	151
Derivatives	—	154	—	154
Real estate	—	—	92	92
Cash and cash equivalents	163	—	—	163
Other investments:
Hedge funds	—	28	477	505
Other	—	28	—	28
Total	$2,021	$371	$669	$3,061

Willis Group Holdings plc

17. PENSION PLANS (Continued)

The UK plan’s real estate investment comprises UK property and infrastructure investments which are valued by the fund manager taking into account cost, independent appraisals and market based comparable data. The UK plan’s hedge fund investments are primarily invested in various ‘fund of funds’ and are valued based on net asset values calculated by the fund and are not publicly available. Liquidity is typically monthly and is subject to liquidity of the underlying funds. The UK plan’s Other Government Bonds investments are primarily invested in investment-grade emerging and developed market government bonds. Funds are valued on a net asset value basis, with the underlying bond instruments being valued using bid-side, clean pricing from approved pricing vendors. Prices are not publicly available.
The following tables present, at December 31, 2014 and 2013, for each of the fair value hierarchy levels, the Company’s US pension plan assets that are measured at fair value on a recurring basis.

	US Pension Plan
December 31, 2014	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$115	$117	$—	$232
Non US equities	110	44	—	154
Fixed income securities:
US Government bonds	—	72	—	72
US corporate bonds	—	171	—	171
International fixed income securities	59	42	—	101
Municipal & Non US government bonds	—	32	—	32
Other investments:
Mortgage backed securities	—	16	—	16
Other	20	8	—	28
Total	$304	$502	$—	$806

	US Pension Plan
December 31, 2013	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$120	$125	$—	$245
Non US equities	116	33	—	149
Fixed income securities:
US Government bonds	—	55	—	55
US corporate bonds	—	151	—	151
International fixed income securities	58	42	—	100
Municipal & Non US government bonds	—	30	—	30
Other investments:
Mortgage backed securities	—	12	—	12
Other	9	6	—	15
Total	$303	$454	$—	$757

Notes to the financial statements

17. PENSION PLANS (Continued)

Equity securities comprise:

•	ordinary shares and preferred shares which are valued using quoted market prices; and

•	pooled investment vehicles which are valued at their net asset values as calculated by the investment manager and typically have daily or weekly liquidity.
Fixed income securities comprise US, UK and other Government Treasury Bills, loan stock, index linked loan stock and UK and other corporate bonds which are typically valued using quoted market prices. Certain of these investments are classified as Level 2 investments on the basis that the assets are valued at their net asset values calculated by the investment manager and liquidity is not daily.

Level 3 investments
As a result of the inherent limitations related to the valuations of the Level 3 investments, due to the unobservable inputs of the underlying funds, the estimated fair value may differ significantly from the values that would have been used had a market for those investments existed.
The following table summarizes the changes in the UK pension plan’s Level 3 assets for the years ended December 31, 2014 and 2013:

UK Pension
Plan
Level 3
(millions)
Balance at January 1, 2013	$507
Purchases, sales, issuances and settlements, net	121
Unrealized and realized gains relating to instruments still held at end of year	29
Foreign exchange	12
Balance at December 31, 2013	$669
Purchases, sales, issuances and settlements, net	40
Unrealized and realized gains relating to instruments still held at end of year	24
Foreign exchange	(23)
Balance at December 31, 2014	$710

In 2015, the Company expects to make contributions to the UK plan of approximately $96 million and $10 million to the US plan. In addition, approximately $10 million will be paid in 2015 into the UK defined benefit plan related to employee's salary sacrifice contributions.
The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK and US defined benefit pension plans:

Expected future benefit payments	UK Pension Benefits	US Pension Benefits
	(millions)
2015	83	41
2016	84	43
2017	87	46
2018	89	49
2019	92	51
2019-2023	505	284

Willis Group Holdings plc

17. PENSION PLANS (Continued)

Willis North America has a 401(k) plan covering all eligible employees of Willis North America and its subsidiaries. The plan allows participants to make pre-tax contributions which the Company, at its discretion may match. The Company did not make any matching contributions in any year presented other than for former HRH employees whose contributions were matched up to 75 percent under the terms of the acquisition. All investment assets of the plan are held in a trust account administered by independent trustees. The Company’s 401(k) matching contributions for 2014 were $15 million (2013: $15 million; 2012: $10 million), matching contributions were increased 1 percent during 2013.

Other defined benefit pension plans
In addition to the Company’s UK and US defined benefit pension plans, the Company has several smaller defined benefit pension plans in certain other countries in which it operates together with a non-qualified defined benefit pension plan in the United States and an unfunded defined benefit pension plan in the United Kingdom.
For disclosure purposes these smaller additional US and UK plans are combined with the Company's other defined benefit pension plans in the tables below.
In total, a $39 million net pension benefit liability (2013: $27 million) has been recognized in respect of these other schemes.
The following schedules provide information concerning the Company’s international, US non-qualified and UK unfunded defined benefit pension plans:

	Other defined benefit plans
	2014	2013
	(millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$195	$180
Service cost	3	3
Interest cost	7	7
Actuarial loss (gain)	38	(5)
Benefits paid	(9)	(6)
Reclassification from other non-current liabilities (i)	—	10
Foreign currency changes	(24)	6
Benefit obligations, end of year	210	195
Change in plan assets:
Fair value of plan assets, beginning of year	168	150
Actual return on plan assets	25	9
Employer contributions	11	10
Benefits paid	(9)	(6)
Foreign currency changes	(24)	5
Fair value of plan assets, end of year	171	168
Funded status at end of year	$(39)	$(27)
Components on the Consolidated Balance Sheets:
Pension benefits asset	$—	$2
Liability for pension benefits	$(39)	$(29)
_________________________________

(i)	Represents the transfer in of the benefit obligation for UK unfunded plan from non-current other liabilities.

Amounts recognized in accumulated other comprehensive loss consist of a net actuarial loss of $42 million (2013: $27 million).

Notes to the financial statements

17. PENSION PLANS (Continued)

The accumulated benefit obligation for the Company’s other defined benefit pension plans was $203 million (2013: $191 million).
The components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the other defined benefit pension plans are as follows:

	Other defined benefit plans
	2014	2013	2012
	(millions)
Components of net periodic benefit cost:
Service cost	$3	$3	$3
Interest cost	7	7	7
Expected return on plan assets	(6)	(6)	(6)
Amortization of unrecognized actuarial loss	—	1	—
Net periodic benefit cost	$4	$5	$4
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Amortization of unrecognized actuarial loss	$—	$(1)	$—
Net actuarial loss (gain)	19	(8)	25
Total recognized in other comprehensive loss (income)	19	(9)	25
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$23	$(4)	$29
The estimated net loss for the other defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1 million.
The following schedule provides other information concerning the Company’s other defined benefit pension plans:

Other defined benefit plans
	2014	2013
Weighted-average assumptions to determine benefit obligations:
Discount rate	2.00% - 3.60%	3.30% - 4.40%
Rate of compensation increase	2.00% - 3.50%	2.00% - 2.50%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	3.30% - 4.40%	2.50% - 4.40%
Expected return on plan assets	2.00% - 4.66%	2.00% - 4.66%
Rate of compensation increase	2.00% - 2.50%	2.00% - 2.50%

The determination of the expected long-term rate of return on the other defined benefit plan assets is dependent upon the specific circumstances of each individual plan. The assessment may include analyzing historical investment performance, investment community forecasts and current market conditions to develop expected returns for each asset class used by the plans.
The Company’s other defined benefit pension plan asset allocations at December 31, 2014 based on fair values were as follows:

Willis Group Holdings plc

17. PENSION PLANS (Continued)

	Other defined benefit plans
Asset Category	2014	2013
Equity securities	24%	35%
Debt securities	40%	39%
Real estate	3%	3%
Derivatives	13%	14%
Other	20%	9%
Total	100%	100%

The investment policies for the international plans vary by jurisdiction but are typically established by the local pension plan trustees, where applicable, and seek to maintain the plans’ ability to meet liabilities of the plans as they fall due and to comply with local minimum funding requirements.
Fair Value Hierarchy
The following tables present, at December 31, 2014 and 2013, for each of the fair value hierarchy levels, the Company’s other defined benefit pension plan assets that are measured at fair value on a recurring basis.

	Other defined benefit plans
December 31, 2014	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$18	$—	$—	$18
UK equities	4	—	—	4
Overseas equities	18	—	—	18
Fixed income securities:
Other Government bonds	65	—	—	65
Corporate bonds	4	—	—	4
Derivative instruments	—	23	—	23
Real estate	—	—	6	6
Cash	11	—	—	11
Other investments:
Other investments	14	—	8	22
Total	$134	$23	$14	$171

Notes to the financial statements

17. PENSION PLANS (Continued)

	Other defined benefit plans
December 31, 2013	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$29	$—	$—	$29
UK equities	5	—	—	5
Overseas equities	26	—	—	26
Fixed income securities:
Other Government bonds	61	—	—	61
Corporate bonds	4	—	—	4
Derivative instruments	—	23	—	23
Real estate	—	—	5	5
Cash	8	—	—	8
Other investments:
Other investments	—	—	7	7
Total	$133	$23	$12	$168

Equity securities comprise:
ordinary shares which are valued using quoted market prices; and

•	unit linked funds which are valued at their net asset values as calculated by the investment manager and typically have daily liquidity.
Fixed income securities include overseas Government bonds which are typically valued using quoted market prices and derivative instruments which are valued using an income approach typically using swap curves as an input.
Real estate investment comprises overseas property and infrastructure investments which are valued by fund managers taking into account cost, independent appraisals and market based comparable data.
Assets classified as Level 3 investments did not materially change during the year ended December 31, 2014.
In 2015, the Company expects to contribute $10 million to the other defined benefit pension plans.
The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the other defined benefit pension plans:

Other defined benefit plans
Pension
Expected future benefit payments	Benefits
(millions)
2015	$5
2016	6
2017	6
2018	6
2019	6
2019-2023	32

Willis Group Holdings plc

18.	DEBT
Current portion of long-term debt consists of the following:

	December 31,
	2014	2013
	(millions)
Current portion of 7-year term loan facility expires 2018	$17	$15
5.625% senior notes due 2015	148	—
Fair value adjustment on 5.625% senior notes due 2015	1	—
3-year term loan facility expires 2015	1	—
	$167	$15
Long-term debt consists of the following:

	December 31,
	2014	2013
	(millions)
7-year term loan facility expires 2018	$242	$259
5.625% senior notes due 2015	—	148
Fair value adjustment on 5.625% senior notes due 2015	—	4
4.125% senior notes due 2016	299	299
6.200% senior notes due 2017	394	394
7.000% senior notes due 2019	187	187
5.750% senior notes due 2021	497	496
4.625% senior notes due 2023	249	249
6.125% senior notes due 2043	274	274
3-year term loan facility expires 2015	—	1
	$2,142	$2,311
Guarantees
All direct obligations under the 5.625%, 6.200% and 7.000% senior notes are guaranteed by Willis Group Holdings, Willis Netherlands B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited and Willis Group Limited.
All direct obligations under the 4.625% and 6.125% senior notes are guaranteed by Willis Group Holdings, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Willis North America Inc. and Willis Group Limited.
All direct obligations under the 4.125% and 5.750% senior notes are guaranteed by Trinity Acquisition Limited, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Willis North America Inc. and Willis Group Limited.
Term loans and revolving credit facilities
On July 23, 2013 the Company entered into an amendment to its existing credit facilities to extend both the amount of financing and the maturity date of the facilities. As a result of this amendment, the Company's revolving credit facility was increased from $500 million to $800 million. The maturity date on both the revolving credit facility and the $300 million term loan was extended to July 23, 2018, from December 16, 2016, respectively. At the amendment date the Company owed $281 million on the term loan and there was no change to this amount as a result of the refinancing.
The 7-year term loan facility expiring 2018 bears interest at LIBOR plus 1.50% and is repayable in quarterly installments and a final repayment of $186 million is due in the third quarter of 2018. In 2014, the Company made $15 million of mandatory

Notes to the financial statements

18. DEBT (Continued)

repayments against this 7-year term loan. Drawings under the $800 million revolving credit facility bear interest at LIBOR plus 1.50%. These margins apply while the Company’s debt rating remains BBB-/Baa3. As of December 31, 2014 $nil was outstanding under this revolving credit facility (December 31, 2013: $nil).

The agreements relating to the Company's 7-year term loan facility expiring 2018 and the revolving $800 million credit facility contain requirements to maintain maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA and minimum level of consolidated EBITDA to consolidated cash interest expense, subject to certain adjustments. In addition, the agreements relating to the Company's credit facilities and senior notes include, in the aggregate covenants relating to the delivery of financial statements, reports and notices, limitations on liens, limitations on sales and other disposals of assets, limitations on indebtedness and other liabilities, limitations on sale and leaseback transactions, limitations on mergers and other fundamental changes, maintenance of property, maintenance of insurance, nature of business, compliance with applicable laws, maintenance of corporate existence and rights, payment of taxes and access to information and properties. At December 31, 2014, the Company was in compliance with all covenants.

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
The end date of the credit period was extended to April 28, 2015 from March 3, 2015 and the repayment date was extended to
April 28, 2016 from March 3, 2016. As of December 31, 2014 $nil was outstanding under this revolving credit facility.

Proceeds under the credit facility will be used for regulatory capital purposes related to securities underwriting only, which will allow Willis Securities to meet or exceed capital requirements of regulatory agencies, self-regulatory agencies and their clearing houses, including the Financial Industry Regulatory Authority. Advances under the credit facility bear interest at a rate equal to (a) for Eurocurrency Loans, LIBOR plus 1.50% to 2.25%, and (b) for base rates Loans, the highest of (i) the Federal
Funds rates plus 0.5%, (ii) the 'prime rate' as announced by SunTrust Bank, and (iii) LIBOR plus 1.00%, plus 0.5% to 1.25%, in each case, based upon the Company’s guaranteed senior-unsecured long-term debt rating.
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
Lines of credit
The Company also has available $3 million (2013: $4 million) in lines of credit, of which $1 million was drawn as of December 31, 2014 (2013: $nil).

Willis Group Holdings plc

18. DEBT (Continued)

Analysis of interest expense
The following table shows an analysis of the interest expense for the years ended December 31:

	Year ended December 31,
	2014	2013	2012
	(millions)
5.625% senior notes due 2015	$8	$12	$12
4.125% senior notes due 2016	13	13	13
6.200% senior notes due 2017	25	33	38
7.000% senior notes due 2019	14	18	21
5.750% senior notes due 2021	30	29	29
4.625% senior notes due 2023	11	4	—
6.125% senior notes due 2043	16	6	—
7-year term loan facility expires 2018	5	6	6
Revolving $800 million credit facility	3	2	1
Revolving $400 million credit facility	4	—	—
Other	6	3	8
Total interest expense	$135	$126	$128

19.	PROVISIONS FOR LIABILITIES
An analysis of movements on provisions for liabilities is as follows:

	Claims, lawsuits and other proceedings(i)	Other provisions(ii)	Total
		(millions)
Balance at January 1, 2013	$152	$28	$180
Net provisions made during the year	28	6	34
Balances transferred in during the year (iii)	—	13	13
Utilized in the year	(17)	(6)	(23)
Foreign currency translation adjustment	1	1	2
Balance at December 31, 2013	$164	$42	$206
Net provisions made during the year	19	5	24
Balances transferred in during the year (iv)	—	5	5
Utilized in the year	(31)	(3)	(34)
Foreign currency translation adjustment	(4)	(3)	(7)
Balance at December 31, 2014	$148	$46	$194
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

(ii)	The ‘Other’ category includes amounts relating to vacant property provisions of $4 million (2013: $10 million).

(iii)
Provisions held in the UK for ongoing post placement services, long term disability and legal claims all previously recognized within Deferred Revenue and Accrued Expenses were transferred to Provisions for Liabilities during 2013.

(iv)	Provisions held in the UK for dilapidation on UK properties all previously recognized within Deferred Revenue and Accrued Expenses were transferred to Provisions for Liabilities during 2014.

Willis Group Holdings plc

20.	COMMITMENTS AND CONTINGENCIES
The Company’s contractual obligations as at December 31, 2014 are presented below:

	Payments due by
Obligations (iii)	Total	2015	2016-2017	2018-2019	After 2019
	(millions)
7-year term loan facility expires 2018	$259	$17	$45	$197	$—
Interest on term loan	14	4	8	2	—
Revolving $800 million credit facility commitment fees	7	2	4	1	—
Revolving $400 million credit facility commitment fees	2	1	1	—	—
5.625% senior notes due 2015	148	148	—	—	—
4.125% senior notes due 2016	300	—	300	—	—
6.200% senior notes due 2017	394	—	394	—	—
7.000% senior notes due 2019	187	—	—	187	—
5.750% senior notes due 2021	500	—	—	—	500
4.625% senior notes due 2023	250	—	—	—	250
6.125% senior notes due 2043	275	—	—	—	275
Interest on senior notes	896	112	173	137	474
Total debt and related interest	3,232	284	925	524	1,499
Operating leases(i)	1,181	128	221	175	657
Pensions	346	116	190	40	—
Other contractual obligations(ii)	143	10	40	43	50
Acquisition liabilities	51	8	27	16	—
Total contractual obligations	$4,953	$546	$1,403	$798	$2,206
_________________________________

(i)	Presented gross of sublease income.

(ii)
Other contractual obligations include capital lease commitments, put option obligations and investment fund capital call obligations, the timing of which are included at the earliest point they may fall due.

(iii)	The above excludes $19 million of liabilities for unrecognized tax benefits as the Company is unable to reasonably predict the timing of settlement of these liabilities.

Debt obligations and facilities
The Company’s debt and related interest obligations at December 31, 2014 are shown in the above table.
Mandatory repayments of debt over the next 12 months include expiration of the 3-year term loan facility expiring 2015, maturity of the 5.625% senior notes due 2015 and the scheduled repayment of the current portion of the Company’s 7-year term loan. The Company also has the right, at its option, to prepay indebtedness under the credit facility without further penalty and to redeem the senior notes by paying a ‘make-whole’ premium as provided under the applicable debt instrument.

Willis Group Holdings plc

20. COMMITMENTS AND CONTINGENCIES (Continued)

Operating leases
The Company leases certain land, buildings and equipment under various operating lease arrangements. Original non-cancellable lease terms typically are between 10 and 20 years and may contain escalation clauses, along with options that permit early withdrawal. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease.
As of December 31, 2014, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross rental commitments	Rentals from subleases	Net rental commitments
		(millions)
2015	$128	$(13)	$115
2016	115	(13)	102
2017	106	(12)	94
2018	91	(7)	84
2019	84	(5)	79
Thereafter	657	(10)	647
Total	$1,181	$(60)	$1,121
The Company leases its main London building under a 25-year operating lease, which expires in 2032. The Company’s contractual obligations in relation to this commitment included in the table above total $645 million (2013: $719 million). Annual rentals are $36 million (2013: $36 million) per year and the Company has subleased approximately 29 percent (2013: 29 percent) of the premises under leases up to 15 years. The amounts receivable from subleases, included in the table above, total $51 million (2013: $66 million; 2012: $76 million).
Rent expense amounted to $134 million for the year ended December 31, 2014 (2013: $141 million; 2012: $135 million). The Company’s rental income from subleases was $13 million for the year ended December 31, 2014 (2013: $15 million; 2012: $17 million).
Pensions
Contractual obligations for the Company's pension plans reflect the contributions the Company expects to make over the next five years into the US, UK and Other defined benefit plans. These contributions are based on current funding positions and may increase or decrease dependent on the future performance of the plans.
In the United Kingdom, the Company is required to agree a funding strategy for the UK defined benefit plan with the plan's trustees. In March 2012, the Company agreed to a revised schedule of contributions towards on-going accrual of benefits and deficit funding contributions the Company will make to the UK plan over the six years ended December 31, 2017. Contributions in each of the next three years would total approximately $75 million, of which approximately $19 million relates to on-going contributions calculated as 15.9 percent of active plan members' pensionable salary and approximately $56 million that relates to contributions towards the funding deficit.
In addition, based on this agreement, further contributions would be payable based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks, and special dividends). The Company expects to make an exceptional return contribution of $21 million during 2015 as a result of share buyback activity during 2014. Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($486 million) over the six years ended December 31, 2017.
We are currently negotiating a new funding arrangement which we are required to do every three years, which may further change the contributions we are required to make during 2015 and beyond.
An additional amount of approximately $10 million will be paid annually into the UK defined benefit plan related to employee's salary sacrifice contributions.
The total contracted contributions for all plans in 2015 are expected to be approximately $116 million, excluding approximately $10 million in respect of the salary sacrifice contributions.

Notes to the financial statements

20. COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees
Guarantees issued by certain of Willis Group Holdings’ subsidiaries with respect to the senior notes and revolving credit facilities are discussed in Note 18 — Debt.
Certain of Willis Group Holdings’ subsidiaries have given the landlords of some leasehold properties occupied by the Company in the United Kingdom and the United States guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $756 million and $828 million at December 31, 2014 and 2013, respectively. The capital lease obligations subject to such guarantees amounted to $11 million as at December 31, 2014 (2013: $11 million).
In addition, the Company has given guarantees to bankers and other third parties relating principally to letters of credit amounting to $20 million and $11 million at December 31, 2014 and 2013, respectively. Willis Group Holdings also guarantees certain of its UK and Irish subsidiaries’ obligations to fund the UK and Irish defined benefit plans.
Other contractual obligations
For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell their shares (a put option) to the Company at various dates in the future. Generally, the exercise price of such put options and call options is formula-based (using revenues and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates and assuming the put options are exercised, the potential amount payable from these options is not expected to exceed $72 million (2013: $12 million).
In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP, an investment fund managed by Stone Point Capital. This replaced a capital commitment of $25 million that had been made to Trident V, LP in December 2009. As at December 31, 2014 there have been approximately $22 million of capital contributions.
In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As at December 31, 2014 there had been approximately $7 million of capital contributions.
Other contractual obligations at December 31, 2014, also include certain capital lease obligations totaling $64 million (2013: $63 million), primarily in respect of the Company's Nashville property.
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
The material actual or potential claims, lawsuits, and other proceedings, of which the Company is currently aware, are as follows:
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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year and self-insured risks have increased significantly in recent years. Regarding self-insured risks, the Company has established provisions which are

Willis Group Holdings plc

20. COMMITMENTS AND CONTINGENCIES (Continued)

believed to be adequate in the light of current information and legal advice, and the Company adjusts such provisions from time to time according to developments. These provisions have been recognized in other operating expenses to the extent that losses are deemed probable and reasonably estimable. Matters that are not probable or reasonably estimable have not been provided for and the Company does not believe a reasonable possible range of losses, for these matters, can be estimated.

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

Willis Group Holdings plc

21.	ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
The components of other comprehensive (loss) income are as follows:

	December 31, 2014			December 31, 2013			December 31, 2012
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
	(millions)
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(183)	$—	$(183)	$20	$—	$20	$46	$—	$46
Pension funding adjustments:
Foreign currency translation on pension funding adjustments	49	(12)	37	(15)	5	(10)	(31)	9	(22)
Net actuarial (loss) gain	(274)	19	(255)	83	2	85	(203)	36	(167)
Amortization of unrecognized actuarial loss	48	(8)	40	55	(9)	46	47	(9)	38
Amortization of unrecognized prior service gain and curtailment gain	(4)	1	(3)	(5)	1	(4)	(6)	1	(5)
Curtailment gain	2	—	2	—	—	—	—	—	—
	(179)	—	(179)	118	(1)	117	(193)	37	(156)
Derivative instruments:
Gain on interest rate swaps (effective element)	—	—	—	—	—	—	3	(1)	2
Interest rate reclassification adjustment	(5)	1	(4)	(5)	1	(4)	(5)	1	(4)
(Loss) gain on forward exchange contracts (effective element)	(31)	6	(25)	10	(2)	8	11	(2)	9
Forward exchange contract reclassification adjustment	16	(3)	13	1	—	1	(4)	1	(3)
Gain on treasury lock (effective element)	—	—	—	19	(4)	15	—	—	—
Treasury lock reclassification adjustment	(1)	—	(1)	—	—	—	—	—	—
	(21)	4	(17)	25	(5)	20	5	(1)	4
Other comprehensive (loss) income	(383)	4	(379)	163	(6)	157	(142)	36	(106)
Less: Other comprehensive loss attributable to noncontrolling interests	6	—	6	—	—	—	—	—	—
Other comprehensive (loss) income attributable to Willis Group Holdings	$(377)	$4	$(373)	$163	$(6)	$157	$(142)	$36	$(106)

Willis Group Holdings plc

21. ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX (Continued)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Net foreign currency translation adjustment	Pension funding adjustment	Net unrealized gain on derivative instruments	Total
	(millions)
Balance, December 31, 2011	$(80)	$(675)	$11	$(744)
Other comprehensive income (loss) before reclassifications	46	(189)	11	(132)
Amounts reclassified from accumulated other comprehensive income	—	33	(7)	26
Net current year other comprehensive income (loss), net of tax and noncontrolling interests	46	(156)	4	(106)
Balance, December 31, 2012	$(34)	$(831)	$15	$(850)
Other comprehensive income before reclassifications	20	75	23	118
Amounts reclassified from accumulated other comprehensive income	—	42	(3)	39
Net current year other comprehensive income, net of tax and noncontrolling interests	20	117	20	157
Balance, December 31, 2013	$(14)	$(714)	$35	$(693)
Other comprehensive loss before reclassifications	(177)	(216)	(25)	(418)
Amounts reclassified from accumulated other comprehensive income	—	37	8	45
Net current year other comprehensive loss, net of tax and noncontrolling interests	(177)	(179)	(17)	(373)
Balance, December 31, 2014	$(191)	$(893)	$18	$(1,066)

Notes to the financial statements

21. ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX (Continued)

Amounts reclassified out of accumulated other comprehensive income into the statement of operations are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income			Affected line item in the statement of operations
	Years ended December 31,
	2014	2013	2012
	(millions)
Gains and losses on cash flow hedges (Note 24)
Interest rate swaps	$(5)	$(5)	$(5)	Investment income
Foreign exchange contracts	16	1	(4)	Other income (expense), net
Treasury lock	(1)	—	—	Interest expense
	10	(4)	(9)	Total before tax
Tax	(2)	1	2
	$8	$(3)	$(7)	Net of tax
Amortization of defined benefit pension items (Note 17)
Prior service gain and curtailment gain	$(4)	$(5)	$(6)	Salaries and benefits
Net actuarial loss	48	55	47	Salaries and benefits
	44	50	41	Total before tax
Tax	(7)	(8)	(8)
	$37	$42	$33	Net of tax

Total reclassifications for the period	$45	$39	$26

22.	EQUITY AND NONCONTROLLING INTEREST
The effects on equity of changes in Willis Group Holdings, ownership interest in its subsidiaries are as follows:

	Years ended December 31,
	2014	2013	2012
		(millions)
Net income (loss) attributable to Willis Group Holdings	$362	$365	$(446)
Transfers from noncontrolling interest:
Decrease in Willis Group Holdings’ paid-in capital for purchase of noncontrolling interest	—	(4)	(31)
Increase in Willis Group Holdings’ paid-in capital for sale of noncontrolling interest	—	—	2
Net transfers from noncontrolling interest	—	(4)	(29)
Change from net income (loss) attributable to Willis Group Holdings and transfers from noncontrolling interests	$362	$361	$(475)

Willis Group Holdings plc

23.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Years Ended December 31,
	2014	2013	2012
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes, net	$88	$61	$63
Cash payments for interest	123	117	118
Supplemental disclosures of non-cash investing and financing activities:
Write-off of unamortized debt issuance costs	$—	$(2)	$—
Write-back of fair value adjustment on 5.625% senior notes due 2015	—	7	—
Assets acquired under capital leases	3	7	2
Deferred payments on acquisitions of subsidiaries	10	2	4
Acquisitions:
Fair value of assets acquired	$296	$47	$23
Less:
Liabilities assumed	107	30	3
Cash acquired	57	1	—
Net assets acquired, net of cash acquired	$132	$16	$20

24.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Fair value of derivative financial instruments
In addition to the note below, see Note 25 - Fair Value Measurements for information about the fair value hierarchy of derivatives.
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
Interest Rate Risk — Investment Income
As a result of the Company’s operating activities, the Company holds Fiduciary funds. The Company earns interest on these funds, which is included in the Company’s financial statements as investment income. These funds are regulated in terms of access and the instruments in which they may be invested, most of which are short-term in maturity.
Through the fourth quarter of 2011, in order to manage interest rate risk relating to Fiduciary funds, the Company entered into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest denominated in the various currencies related to the short-term investments. During the second quarter 2012, the Company closed out its legacy position relating to such instruments. The fair value of these swaps at the close out date was $16 million, representing a cash settlement amount on termination. In connection with the terminated swaps, the Company retained a gain of $15 million in accumulated other comprehensive income. This gain is being reclassified into earnings in line with the forecasted swap transactions. The Company expects approximately $1 million of the gain to be recognized in the consolidated statement of operations in 2015.

Notes to the financial statements

24. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

At December 31, 2014 and 2013, the Company had no derivative financial instruments that were designated as cash flow hedges of interest rate risk in investments.
Interest Rate Risk — Interest Expense
The Company's operations are financed principally by $2,054 million fixed rate senior notes maturing through 2043 and $259 million under a 7-year term loan facility. The Company has access to (i) $800 million under a revolving credit facility expiring July 23, 2018, (ii) $400 million under a revolving credit facility expiring April 28, 2015, which will be available for regulatory capital purposes related to securities underwriting only, and (iii) $22 million under two further revolving credit facilities, of which $20 million is also only available for specific regulatory purposes. As of December 31, 2014 $nil (2013: $nil) was drawn on these facilities.
The 7-year term loan facility bears interest at LIBOR plus 1.50% and drawings under the revolving credit facility bear interest at LIBOR plus 1.50%. These margins apply while the Company’s debt rating remains BBB-/Baa3. Should the Company’s debt rating change, then the margin will change in accordance with the credit facilities agreements. The fixed rate senior notes bear interest at various rates as detailed in Note 18 — ‘Debt’.
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
To hedge against the potential variability in benchmark interest rates in advance of the anticipated debt issuance, the Company entered into two short-term treasury locks during the three months ended June 30, 2013. These were closed out during the three months ended September 30, 2013 following the issue of the new senior notes described in Note 18 - 'Debt'. The fair value of these treasury locks at the close out date was $21 million, received as a cash settlement on termination.
The Company had designated the Treasury locks as effective hedges of the anticipated transaction and had recognized a gain of $19 million in other comprehensive income in relation to the effective element that qualified for hedge accounting at that date. This amount will be reclassified into earnings consistent with the recognition of interest expense on the 4.625% senior notes due 2023 and the 6.125% senior notes due 2043. In addition, the Company recognized a $2 million gain in interest expense in the year ended December 31, 2013 for the portion of the treasury locks determined as ineffective.
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

Willis Group Holdings plc

24. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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
At December 31, 2014 and 2013, the Company’s foreign currency contracts were all designated as hedging instruments except for those relating to short-term cash flows and hedges of certain intercompany loans.
The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for Pounds sterling in the case of US dollars and US dollars for euro and Japanese yen. Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

	December 31,
	Sell 2014(i)	Sell 2013
	(millions)
US dollar	$678	$303
Euro	186	97
Japanese yen	51	35
_________________________________

(i)	Forward exchange contracts range in maturity from 2015 to 2017.
In addition to forward exchange contracts, we undertake short-term foreign exchange swaps for liquidity purposes. These are not designated as hedges and do not qualify for hedge accounting. The fair values at December 31, 2014 and 2013 were immaterial.
During the year ended December 31, 2014, the Company entered into a number of foreign currency transactions in order to hedge certain intercompany loans. These derivatives were not designated as hedging instruments and were for a total notional amount of $352 million (December 31, 2013: $228 million). In respect of these transactions, an immaterial amount has been recognized as an asset within other current assets and an equivalent gain has been recognized in other income (expense), net, for the period.
In addition during the year ended December 31, 2014, in order to hedge the Company's exposure relating to the purchase price consideration for acquiring a 75.8 percent holding in Max Matthiessen AB, the Company entered into a series of forward exchange contracts. As a result of these transactions the Company recognized a $14 million expense in other income (expense), net, and an equivalent reduction to cash and cash equivalents in the year.

Notes to the financial statements

24. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Derivative financial instruments
The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at December 31:

		Fair value
	Balance sheet	December 31,	December 31,
Derivative financial instruments designated as hedging instruments:	classification	2014	2013
		(millions)
Assets:
Forward exchange contracts	Other assets	26	23
Total derivatives designated as hedging instruments		$26	$23
Liabilities:
Forward exchange contracts	Other liabilities	21	2
Total derivatives designated as hedging instruments		$21	$2
Cash Flow Hedges
The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for years ended December 31, 2014, 2013 and 2012:

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in OCI(i)on derivative (effective element)	Location of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Amount of gain (loss) reclassified from accumulated OCI(i) into income(effective element)	Location of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)	Amount of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)
	(millions)		(millions)		(millions)
Year Ended December 31, 2014
Interest rate swaps	$—	Investment income	$(5)	Other income (expense), net	$—
Treasury locks	—	Interest expense	(1)	Interest expense	—
Forward exchange contracts	(31)	Other income (expense), net	16	Interest expense	(1)
Total	$(31)		$10		$(1)
Year Ended December 31, 2013
Interest rate swaps	$—	Investment income	$(5)	Other income (expense), net	$—
Treasury locks	19	Interest expense	—	Interest expense	2
Forward exchange contracts	10	Other income (expense), net	1	Interest expense	1
Total	$29		$(4)		$3
Year Ended December 31, 2012
Interest rate swaps	$3	Investment income	$(5)	Other income (expense), net	$—
Forward exchange contracts	11	Other income (expense), net	(4)	Interest expense	1
Total	$14		$(9)		$1
_________________________________
Amounts above shown gross of tax.

(i)	OCI means other comprehensive income.
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

Willis Group Holdings plc

24. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

At December 31, 2014 the Company estimates there will be $7 million of net derivative gains reclassified from accumulated comprehensive income into earnings within the next twelve months as the forecasted transactions affect earnings.

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
Concentrations of credit risk that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Financial instruments on the balance sheet that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, fiduciary funds, accounts receivable and derivatives which are recorded at fair value.
The Company maintains a policy providing for the diversification of cash and cash equivalent investments and places such investments in an extensive number of financial institutions to limit the amount of credit risk exposure. These financial institutions are monitored on an ongoing basis for credit quality predominantly using information provided by credit agencies.
Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of December 31, 2014.

25.	FAIR VALUE MEASUREMENTS

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

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

Long-term debt (excluding related fair value hedges)-Fair values are based on quoted market values and so classified as Level 1 measurements.

Derivative financial instruments-Market values have been used to determine the fair value of interest rate swaps and forward foreign exchange contracts based on estimated amounts the Company would receive or have to pay to terminate the agreements, taking into account the current interest rate environment or current foreign currency forward rates. Such financial instruments are classified as Level 2 in the fair value hierarchy.

Notes to the financial statements

25. FAIR VALUE MEASUREMENTS (Continued)

Financial instruments measured at fair value on a recurring basis

The following table presents, for each of the fair-value hierarchy levels, the Company's assets and liabilities that are measured at fair value on a recurring basis.

	December 31, 2014
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
		(millions)
Assets at fair value:
Derivative financial instruments	—	26	—	26
Total assets	$—	$26	$—	$26
Liabilities at fair value:
Derivative financial instruments	$—	$21	$—	$21
Total liabilities	$—	$21	$—	$21

	December 31, 2013
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
		(millions)
Assets at fair value:
Derivative financial instruments	—	23	—	23
Total assets	$—	$23	$—	$23
Liabilities at fair value:
Derivative financial instruments	$—	$2	$—	$2
Total liabilities	$—	$2	$—	$2

Fair value information about financial instruments not measured at fair value
The following table presents the carrying values and estimated fair values of the Company's financial instruments not measured at fair value. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

Willis Group Holdings plc

25. FAIR VALUE MEASUREMENTS (Continued)

	December 31,
	2014		2013
	Carrying amount	Fair value	Carrying amount	Fair value
		(millions)
Assets:
Cash and cash equivalents	$635	$635	$796	$796
Fiduciary funds (included within Fiduciary assets)	$1,888	$1,888	$1,662	$1,662
Liabilities:
Current portion of long-term debt	$167	$169	$15	$15
Long-term debt	2,142	2,327	2,311	2,444

Financial instruments measured at fair value on a non-recurring basis

The remeasurement of goodwill is classified as non-recurring level 3 fair value assessment due to the significance of unobservable inputs developed using company-specific information, see Note 12 - Goodwill.

Willis Group Holdings plc

26.	SEGMENT INFORMATION
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
The Company uses segment operating income (loss) to measure segment performance. The Company does not allocate all expenses that form part of total expenses in the consolidated statements of operations to its operating segments because management does not include this information in its measurement of the performance of those segments. Because of this unallocated expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) reporting segment would report as a stand-alone business.
The accounting policies of the segments are consistent with those described in Note 2 — 'Basis of Presentation and Significant Accounting Policies'.
There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.
Selected information regarding the Company’s segments is as follows:

	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income (loss)
				(millions)
Year Ended December 31, 2014
Global	$1,386	$9	$15	$1,410	$36	$352
North America	1,365	1	4	1,370	71	273
International	1,016	6	—	1,022	27	197
Total segments	3,767	16	19	3,802	134	822
Corporate and other(i)	—	—	—	—	12	(175)
Total consolidated	$3,767	$16	$19	$3,802	$146	$647

Year Ended December 31, 2013
Global	$1,358	$6	$—	$1,364	$36	$376
North America	1,349	2	7	1,358	77	249
International	926	7	—	933	22	178
Total segments	3,633	15	7	3,655	135	803
Corporate and other(i)	—	—	—	—	14	(140)
Total consolidated	$3,633	$15	$7	$3,655	$149	$663

Year Ended December 31, 2012
Global	$1,303	$7	$—	$1,310	$33	$400
North America	1,281	3	4	1,288	76	252
International	874	8	—	882	23	167
Total segments	3,458	18	4	3,480	132	819
Corporate and other(i)	—	—	—	—	6	(1,044)
Total consolidated	$3,458	$18	$4	$3,480	$138	$(225)
_________________________________

(i)	See the following table for an analysis of the ‘Corporate and other’ line.

Willis Group Holdings plc

26. SEGMENT INFORMATION (Continued)

	Years ended December 31,
	2014	2013	2012
	(millions)
Costs of the holding company	$(13)	$(10)	$(4)
Costs related to Group functions, leadership and projects	(194)	(118)	(114)
Non-servicing elements of defined benefit pension	53	42	38
Significant legal and regulatory settlements managed centrally	(2)	(6)	(6)
Restructuring costs relating to the Operational Improvement Program	(17)	—	—
Additional incentive accrual for change in remuneration policy	—	—	(252)
Write-off of unamortized cash retention awards debtor	—	—	(200)
Goodwill impairment charge	—	—	(492)
India joint venture settlement	—	—	(11)
Insurance recovery	—	—	10
Write-off of uncollectible accounts receivable balance in Chicago	—	—	(13)
Expense Reduction Initiative	—	(46)	—
Fees related to the extinguishment of debt	—	(1)	—
Other	(2)	(1)	—
Total Corporate and Other	$(175)	$(140)	$(1,044)

The following table reconciles total consolidated operating income (loss), as disclosed in the operating segment tables above, to consolidated income from continuing operations before income taxes and interest in earnings of associates.

	Years ended December 31,
	2014	2013	2012
	(millions)
Total consolidated operating income (loss)	$647	$663	$(225)
Other (expense) income, net	6	22	16
Loss on extinguishment of debt	—	(60)	—
Interest expense	(135)	(126)	(128)
Income (loss) before income taxes and interest in earnings of associates	$518	$499	$(337)
The Company does not currently provide asset information by reportable segment as it does not routinely evaluate the total asset position by segment.

Notes to the financial statements

26. SEGMENT INFORMATION (Continued)

Segment revenue by product is as follows:

	Years ended December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
	Global			North America			International			Total
	(millions)
Commissions and fees:
Retail insurance services	$153	$158	$165	$1,365	$1,349	$1,281	$1,016	$926	$874	$2,534	$2,433	$2,320
Specialty insurance services	1,233	1,200	1,138	—	—	—	—	—	—	1,233	1,200	1,138
Total commissions and fees	1,386	1,358	1,303	1,365	1,349	1,281	1,016	926	874	3,767	3,633	3,458
Investment income	9	6	7	1	2	3	6	7	8	16	15	18
Other income	15	—	—	4	7	4	—	—	—	19	7	4
Total Revenues	$1,410	$1,364	$1,310	$1,370	$1,358	$1,288	$1,022	$933	$882	$3,802	$3,655	$3,480

None of the Company’s customers represented more than 10 percent of the Company’s consolidated commissions and fees for the years ended December 31, 2014, 2013 and 2012.
Information regarding the Company’s geographic locations is as follows:

	Years Ended December 31,
	2014	2013	2012
	(millions)
Commissions and fees(i)
UK	$1,027	$1,026	$980
US	1,592	1,549	1,484
Other(ii)	1,148	1,058	994
Total	$3,767	$3,633	$3,458

	December 31,
	2014	2013
	(millions)
Fixed assets
UK	$232	$233
US	193	203
Other(ii)	58	45
Total	$483	$481
_________________________________

(i)	Commissions and fees are attributed to countries based upon the location of the subsidiary generating the revenue.

(ii)
Other than in the United Kingdom and the United States, the Company does not conduct business in any country in which its commissions and fees and or fixed assets exceed 10 percent of consolidated commissions and fees and or fixed assets, respectively.

Willis Group Holdings plc

27.	SUBSIDIARY UNDERTAKINGS
The Company has investments in the following subsidiary undertakings which principally affect the net income or net assets of the Group.

Subsidiary name	Country of registration	Class of share	Percentage ownership
Holding companies
TAI Limited	England and Wales	Ordinary shares	100%
Trinity Acquisition Limited	England and Wales	Ordinary shares	100%
Willis Faber Limited	England and Wales	Ordinary shares	100%
Willis Group Limited	England and Wales	Ordinary shares	100%
Willis Investment UK Holdings Limited	England and Wales	Ordinary shares	100%
Willis Netherlands Holdings B.V.	Netherlands	Ordinary shares	100%
Willis Europe B.V.	England and Wales	Ordinary shares	100%
Insurance broking companies
Willis HRH, Inc.	USA	Common shares	100%
Willis Limited	England and Wales	Ordinary shares	100%
Willis North America, Inc.	USA	Common shares	100%
Willis Re, Inc.	USA	Common shares	100%

Willis Group Holdings plc

28.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
Willis North America Inc. (‘Willis North America’) has $148 million senior notes outstanding that were issued on July 1, 2005, $394 million of senior notes issued on March 28, 2007 and $187 million of senior notes issued on September 29, 2009.
All direct obligations under the senior notes are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited (previously registered as Trinity Acquisition plc) and Willis Group Limited, collectively the 'Other Guarantors', and with Willis Group Holdings, the 'Guarantor Companies'.
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
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets for the year ended December 31, 2014 of Willis Group Holdings, the Other Guarantors and the Issuer.

Willis Group Holdings plc

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$—	$8	$3,759	$—	$3,767
Investment income	—	—	—	16	—	16
Other income	—	—	—	19	—	19
Total revenues	—	—	8	3,794	—	3,802
EXPENSES
Salaries and benefits	(1)	—	(81)	(2,232)	—	(2,314)
Other operating expenses	(16)	(95)	(38)	(510)	—	(659)
Depreciation expense	—	(4)	(17)	(71)	—	(92)
Amortization of intangible assets	—	—	—	(54)	—	(54)
Restructuring costs	—	(11)	(3)	(22)	—	(36)
Total expenses	(17)	(110)	(139)	(2,889)	—	(3,155)
OPERATING (LOSS) INCOME	(17)	(110)	(131)	905	—	647
Other (expense) income, net	(15)	(220)	—	11	230	6
Income from Group undertakings	—	221	313	102	(636)	—
Expenses due to Group undertakings	—	(33)	(179)	(424)	636	—
Interest expense	(43)	(35)	(45)	(12)	—	(135)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(75)	(177)	(42)	582	230	518
Income taxes	—	25	24	(208)	—	(159)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(75)	(152)	(18)	374	230	359
Interest in earnings of associates, net of tax	—	10	—	4	—	14
Equity account for subsidiaries	437	570	76	—	(1,083)	—
NET INCOME	362	428	58	378	(853)	373
Less: Net loss attributable to noncontrolling interests	—	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$362	$428	$58	$367	$(853)	$362

Notes to the financial statements

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
Comprehensive (loss) income	$(11)	$69	$(110)	$49	$(3)	$(6)
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Comprehensive (loss) income attributable to Willis Group Holdings	$(11)	$69	$(110)	$44	$(3)	$(11)

Willis Group Holdings plc

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$—	$8	$3,625	$—	$3,633
Investment income	—	—	—	15	—	15
Other income	—	—	—	7	—	7
Total revenues	—	—	8	3,647	—	3,655
EXPENSES
Salaries and benefits	(1)	—	(103)	(2,103)	—	(2,207)
Other operating expenses	(5)	(69)	(163)	(399)	—	(636)
Depreciation expense	—	(3)	(20)	(71)	—	(94)
Amortization of intangible assets	—	—	—	(55)	—	(55)
Total expenses	(6)	(72)	(286)	(2,628)	—	(2,992)
OPERATING (LOSS) INCOME	(6)	(72)	(278)	1,019	—	663
Other income (expense), net	5	(4)	—	31	(10)	22
Income from Group undertakings	—	191	364	86	(641)	—
Expenses due to Group undertakings	(10)	(34)	(141)	(456)	641	—
Loss on extinguishment of debt	—	—	(60)	—	—	(60)
Interest expense	(42)	(16)	(63)	(5)	—	(126)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(53)	65	(178)	675	(10)	499
Income taxes	—	23	—	(145)	—	(122)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(53)	88	(178)	530	(10)	377
Interest in earnings of associates, net of tax	—	9	—	(9)	—	—
Equity account for subsidiaries	418	320	150	—	(888)	—
NET INCOME (LOSS)	365	417	(28)	521	(898)	377
Less: Net income attributable to noncontrolling interests	—	—	—	(12)	—	(12)
NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$365	$417	$(28)	$509	$(898)	$365

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

Willis Group Holdings plc

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$—	$—	$3,458	$—	$3,458
Investment income	—	—	1	17	—	18
Other income	—	—	—	4	—	4
Total revenues	—	—	1	3,479	—	3,480
EXPENSES
Salaries and benefits	(2)	—	(96)	(2,377)	—	(2,475)
Other operating expenses	(6)	(80)	(78)	(436)	—	(600)
Depreciation expense	—	(1)	(15)	(63)	—	(79)
Amortization of intangible assets	—	—	—	(59)	—	(59)
Goodwill impairment charge	—	—	—	(492)	—	(492)
Total expenses	(8)	(81)	(189)	(3,427)	—	(3,705)
OPERATING (LOSS) INCOME	(8)	(81)	(188)	52	—	(225)
Other income (expense), net	2	(2)	(1)	17	—	16
Income from Group undertakings	—	201	316	111	(628)	—
Expenses due to Group undertakings	—	(67)	(147)	(414)	628	—
Interest expense	(43)	(7)	(70)	(8)	—	(128)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(49)	44	(90)	(242)	—	(337)
Income taxes	—	31	34	(166)	—	(101)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(49)	75	(56)	(408)	—	(438)
Interest in earnings of associates, net of tax	—	8	—	(3)	—	5
Equity account for subsidiaries	(397)	(480)	(172)	—	1,049	—
NET LOSS	(446)	(397)	(228)	(411)	1,049	(433)
Less: Net income attributable to noncontrolling interests	—	—	—	(13)	—	(13)
NET LOSS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(446)	$(397)	$(228)	$(424)	$1,049	$(446)

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

Willis Group Holdings plc

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9	$2	$—	$624	$—	$635
Accounts receivable, net	—	—	4	1,040	—	1,044
Fiduciary assets	—	—	—	8,948	—	8,948
Deferred tax assets	—	—	—	12	—	12
Other current assets	1	27	10	205	(29)	214
Amounts due from Group undertakings	3,674	924	1,057	1,114	(6,769)	—
Total current assets	3,684	953	1,071	11,943	(6,798)	10,853
NON-CURRENT ASSETS
Investments in subsidiaries	—	2,536	721	—	(3,257)	—
Fixed assets, net	—	20	42	421	—	483
Goodwill	—	—	—	2,937	—	2,937
Other intangible assets, net	—	—	—	450	—	450
Investments in associates	—	147	—	22	—	169
Deferred tax assets	—	—	—	9	—	9
Pension benefits asset	—	—	—	314	—	314
Other non-current assets	3	8	2	207	—	220
Non-current amounts due from Group undertakings	—	518	740	—	(1,258)	—
Total non-current assets	3	3,229	1,505	4,360	(4,515)	4,582
TOTAL ASSETS	$3,687	$4,182	$2,576	$16,303	$(11,313)	$15,435
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$8,948	$—	$8,948
Deferred revenue and accrued expenses	1	4	30	584	—	619
Income taxes payable	—	—	7	55	(29)	33
Short-term debt and current portion of long-term debt	—	17	149	1	—	167
Deferred tax liabilities	—	—	—	21	—	21
Other current liabilities	67	11	46	320	—	444
Amounts due to Group undertakings	—	4,374	1,499	896	(6,769)	—
Total current liabilities	68	4,406	1,731	10,825	(6,798)	10,232
NON-CURRENT LIABILITIES
Investments in subsidiaries	838	—	—	—	(838)	—
Long-term debt	796	765	581	—	—	2,142
Liabilities for pension benefits	—	—	—	284	—	284
Deferred tax liabilities	—	—	—	128	—	128
Provisions for liabilities	—	—	—	194	—	194
Other non-current liabilities	—	—	17	372	—	389
Non-current amounts due to Group undertakings	—	—	518	740	(1,258)	—
Total non-current liabilities	1,634	765	1,116	1,718	(2,096)	3,137
TOTAL LIABILITIES	$1,702	$5,171	$2,847	$12,543	$(8,894)	$13,369

Notes to the financial statements

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	59	—	59

EQUITY
Total Willis Group Holdings stockholders’ equity	1,985	(989)	(271)	3,679	(2,419)	1,985
Noncontrolling interests	—	—	—	22	—	22
Total equity	1,985	(989)	(271)	3,701	(2,419)	2,007
TOTAL LIABILITIES AND EQUITY	$3,687	$4,182	$2,576	$16,303	$(11,313)	$15,435

Willis Group Holdings plc

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$3	$—	$790	$—	$796
Accounts receivable, net	—	—	4	1,037	—	1,041
Fiduciary assets	—	—	—	8,412	—	8,412
Deferred tax assets	—	—	—	16	(1)	15
Other current assets	1	21	10	186	(21)	197
Amounts due by group undertakings	4,051	903	1,317	1,484	(7,755)	—
Total current assets	4,055	927	1,331	11,925	(7,777)	10,461
NON-CURRENT ASSETS
Investments in subsidiaries	—	2,838	1,021	—	(3,859)	—
Fixed assets, net	—	15	51	415	—	481
Goodwill	—	—	—	2,838	—	2,838
Other intangible assets, net	—	—	—	353	—	353
Investments in associates	—	156	—	20	—	176
Deferred tax assets	—	—	—	7	—	7
Pension benefits asset	—	—	—	278	—	278
Other non-current assets	4	9	5	188	—	206
Non-current amounts due by group undertakings	—	518	690	—	(1,208)	—
Total non-current assets	4	3,536	1,767	4,099	(5,067)	4,339
TOTAL ASSETS	$4,059	$4,463	$3,098	$16,024	$(12,844)	$14,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$8,412	$—	$8,412
Deferred revenue and accrued expenses	2	1	28	555	—	586
Income taxes payable	—	3	—	39	(21)	21
Short-term debt and current portion of long-term debt	—	15	—	—	—	15
Deferred tax liabilities	—	—	—	25	—	25
Other current liabilities	62	15	38	300	—	415
Amounts due to group undertakings	—	4,760	1,662	1,333	(7,755)	—
Total current liabilities	64	4,794	1,728	10,664	(7,776)	9,474
NON-CURRENT LIABILITIES
Investments in subsidiaries	985	—	—	—	(985)	—
Long-term debt	795	782	733	1	—	2,311
Liabilities for pension benefits	—	—	—	136	—	136
Deferred tax liabilities	—	1	—	55	—	56
Provisions for liabilities	—	—	—	206	—	206
Other non-current liabilities	—	—	48	326	—	374
Non-current amounts due to group undertakings	—	—	518	690	(1,208)	—
Total non-current liabilities	1,780	783	1,299	1,414	(2,193)	3,083
TOTAL LIABILITIES	$1,844	$5,577	$3,027	$12,078	$(9,969)	$12,557

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

Willis Group Holdings plc

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(35)	$387	$265	$212	$(352)	$477
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	1	6	(1)	6
Additions to fixed assets	—	(9)	(10)	(95)	1	(113)
Additions to intangibles assets	—	—	—	(4)	—	(4)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(241)	—	(241)
Payments to acquire other investments	—	—	—	(10)	—	(10)
Proceeds from sale of operations, net of cash disposed	—	—	—	86	—	86
Proceeds from intercompany investing activities	361	—	120	435	(916)	—
Repayments of intercompany investing activities	—	(53)	(131)	(46)	230	—
Additional investment in subsidiaries	(31)	—	—	—	31	—
Net cash provided by (used in) investing activities	330	(62)	(20)	131	(655)	(276)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(3)	—	(3)
Repayments of debt	—	(15)	—	—	—	(15)
Repurchase of shares	(213)	—	—	—	—	(213)
Proceeds from issue of shares	134	—	—	31	(31)	134
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(210)	—	—	(352)	352	(210)
Acquisition of noncontrolling interests	—	(4)	—	—	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(17)	—	(17)
Proceeds from intercompany financing activities	—	46	4	180	(230)	—
Repayments of intercompany financing activities	—	(353)	(249)	(314)	916	—
Net cash used in financing activities	(289)	(326)	(245)	(470)	1,007	(323)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6	(1)	—	(127)	—	(122)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(39)	—	(39)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3	3	—	790	—	796
CASH AND CASH EQUIVALENTS, END OF YEAR	$9	$2	$—	$624	$—	$635

Notes to the financial statements

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$4	$125	$7	$662	$(237)	$561
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	3	9	—	12
Additions to fixed assets	—	(7)	(11)	(94)	—	(112)
Additions to intangible assets	—	—	—	(7)	—	(7)
Acquisitions of subsidiaries, net of cash acquired	—	(237)	(230)	(30)	467	(30)
Payments to acquire other investments	—	—	—	(7)	—	(7)
Proceeds from sale of associates	—	—	—	4	—	4
Proceeds from sale of operations, net of cash disposed	—	—	230	257	(467)	20
Proceeds from intercompany investing activities	383	211	36	60	(690)	—
Repayments of intercompany investing activities	(347)	(442)	(120)	(780)	1,689	—
Net cash provided by (used in) investing activities	36	(475)	(92)	(588)	999	(120)
CASH FLOWS FROM FINANCING ACTIVITIES
Senior notes issued	—	522	—	—	—	522
Debt issuance costs	—	(8)	—	—	—	(8)
Repayments of debt	—	(15)	(521)	—	—	(536)
Tender premium on extinguishment of senior notes	—	—	(65)	—	—	(65)
Proceeds from issue of shares	155	—	—	—	—	155
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(193)	—	(230)	(7)	237	(193)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(10)	—	(10)
Proceeds from intercompany financing activities	—	321	901	467	(1,689)	—
Repayments of intercompany financing activities	—	(467)	—	(223)	690	—
Net cash (used in) provided by financing activities	(38)	353	85	225	(762)	(137)
INCREASE IN CASH AND CASH EQUIVALENTS	2	3	—	299	—	304
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF YEAR	$3	$3	$—	$790	$—	$796

Willis Group Holdings plc

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23)	$1,504	$(44)	$(97)	$(815)	$525
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	5	—	5
Additions to fixed assets	—	(7)	(19)	(109)	—	(135)
Additions to intangible assets	—	—	—	(2)	—	(2)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(33)	—	(33)
Payments to acquire other investments	—	—	—	(7)	—	(7)
Proceeds from intercompany investing activities	256	216	44	1,230	(1,746)	—
Repayments of intercompany investing activities	—	(318)	(10)	(81)	409	—
Net cash provided by (used in) investing activities	256	(109)	15	1,003	(1,337)	(172)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	(15)	—	—	—	(15)
Proceeds from issue of other debt	—	1	—	—	—	1
Repurchase of shares	(100)	—	—	—	—	(100)
Proceeds from issue of shares	53	—	—	—	—	53
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(185)	—	—	(815)	815	(185)
Proceeds from sale of noncontrolling interest	—	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	—	(39)	—	(39)
Dividends paid to noncontrolling interests	—	—	—	(11)	—	(11)
Cash received on intercompany financing activities	—	81	—	328	(409)	—
Cash paid on intercompany financing activities	—	(1,462)	(134)	(150)	1,746	—
Net cash used in financing activities	(232)	(1,395)	(134)	(682)	2,152	(291)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	—	(163)	224	—	62
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	2
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	163	273	—	436
CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$—	$499	$—	$500

Willis Group Holdings plc

29.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
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
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets for the year ended December 31, 2014 of Willis Group Holdings and the Guarantors.

Willis Group Holdings plc

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2014
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$8	$3,759	$—	$3,767
Investment income	—	—	16	—	16
Other income	—	—	19	—	19
Total revenues	—	8	3,794	—	3,802
EXPENSES
Salaries and benefits	(1)	(81)	(2,232)	—	(2,314)
Other operating expenses	(16)	(133)	(510)	—	(659)
Depreciation expense	—	(21)	(71)	—	(92)
Amortization of intangible assets	—	—	(54)	—	(54)
Restructuring expenses	—	(14)	(22)	—	(36)
Total expenses	(17)	(249)	(2,889)	—	(3,155)
OPERATING (LOSS) INCOME	(17)	(241)	905	—	647
Other (expense) income, net	(15)	(220)	11	230	6
Income from Group undertakings	—	424	102	(526)	—
Expenses due to Group undertakings	—	(102)	(424)	526	—
Interest expense	(43)	(80)	(12)	—	(135)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(75)	(219)	582	230	518
Income taxes	—	49	(208)	—	(159)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(75)	(170)	374	230	359
Interest in earnings of associates, net of tax	—	10	4	—	14
Equity account for subsidiaries	437	588	—	(1,025)	—
NET INCOME	362	428	378	(795)	373
Less: Net income attributable to noncontrolling interests	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$362	$428	$367	$(795)	$362

Notes to the financial statements

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2014
	Willis Group Holdings—the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
Comprehensive (loss) income	$(11)	$69	$49	$(113)	$(6)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive (loss) income attributable to Willis Group Holdings	$(11)	$69	$44	$(113)	$(11)

Willis Group Holdings plc

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2013
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$8	$3,625	$—	$3,633
Investment income	—	—	15	—	15
Other income	—	—	7	—	7
Total revenues	—	8	3,647	—	3,655
EXPENSES
Salaries and benefits	(1)	(103)	(2,103)	—	(2,207)
Other operating expenses	(5)	(232)	(399)	—	(636)
Depreciation expense	—	(23)	(71)	—	(94)
Amortization of intangible assets	—	—	(55)	—	(55)
Total expenses	(6)	(358)	(2,628)	—	(2,992)
OPERATING (LOSS) INCOME	(6)	(350)	1,019	—	663
Other income (expense), net	5	(4)	31	(10)	22
Income from Group undertakings	—	466	86	(552)	—
Expenses due to Group undertakings	(10)	(86)	(456)	552	—
Loss on extinguishment of debt	—	(60)	—	—	(60)
Interest expense	(42)	(79)	(5)	—	(126)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(53)	(113)	675	(10)	499
Income taxes	—	23	(145)	—	(122)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(53)	(90)	530	(10)	377
Interest in earnings of associates, net of tax	—	9	(9)	—	—
Equity account for subsidiaries	418	498	—	(916)	—
NET INCOME	365	417	521	(926)	377
Less: Net income attributable to noncontrolling interests	—	—	(12)	—	(12)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$365	$417	$509	$(926)	$365

Notes to the financial statements

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Willis Group Holdings plc

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$3,458	$—	$3,458
Investment income	—	1	17	—	18
Other income	—	—	4	—	4
Total revenues	—	1	3,479	—	3,480
EXPENSES
Salaries and benefits	(2)	(96)	(2,377)	—	(2,475)
Other operating expenses	(6)	(158)	(436)	—	(600)
Depreciation expense	—	(16)	(63)	—	(79)
Amortization of intangible assets	—	—	(59)	—	(59)
Goodwill impairment charge	—	—	(492)	—	(492)
Total expenses	(8)	(270)	(3,427)	—	(3,705)
OPERATING (LOSS) INCOME	(8)	(269)	52	—	(225)
Other income (expense), net	2	(3)	17	—	16
Income from Group undertakings	—	409	111	(520)	—
Expenses due to Group undertakings	—	(106)	(414)	520	—
Interest expense	(43)	(77)	(8)	—	(128)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(49)	(46)	(242)	—	(337)
Income taxes	—	65	(166)	—	(101)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(49)	19	(408)	—	(438)
Interest in earnings of associates, net of tax	—	8	(3)	—	5
Equity account for subsidiaries	(397)	(424)	—	821	—
NET LOSS	(446)	(397)	(411)	821	(433)
Less: Net income attributable to noncontrolling interests	—	—	(13)	—	(13)
NET LOSS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(446)	$(397)	$(424)	$821	$(446)

Notes to the financial statements

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Willis Group Holdings plc

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2014
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9	$2	$624	$—	$635
Accounts receivable, net	—	4	1,040	—	1,044
Fiduciary assets	—	—	8,948	—	8,948
Deferred tax assets	—	—	12	—	12
Other current assets	1	37	205	(29)	214
Amounts due from group undertakings	3,674	731	1,114	(5,519)	—
Total current assets	3,684	774	11,943	(5,548)	10,853
NON-CURRENT ASSETS
Investments in subsidiaries	—	3,528	—	(3,528)	—
Fixed assets, net	—	62	421	—	483
Goodwill	—	—	2,937	—	2,937
Other intangible assets, net	—	—	450	—	450
Investments in associates	—	147	22	—	169
Deferred tax assets	—	—	9	—	9
Pension benefits asset	—	—	314	—	314
Other non-current assets	3	10	207	—	220
Non-current amounts due from group undertakings	—	740	—	(740)	—
Total non-current assets	3	4,487	4,360	(4,268)	4,582
TOTAL ASSETS	$3,687	$5,261	$16,303	$(9,816)	$15,435
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$8,948	$—	$8,948
Deferred revenue and accrued expenses	1	34	584	—	619
Income taxes payable	—	7	55	(29)	33
Short-term debt and current portion on long-term debt	—	166	1	—	167
Deferred tax liabilities	—	—	21	—	21
Other current liabilities	67	57	320	—	444
Amounts due to group undertakings	—	4,623	896	(5,519)	—
Total current liabilities	68	4,887	10,825	(5,548)	10,232
NON-CURRENT LIABILITIES
Investments in subsidiaries	838	—	—	(838)	—
Long-term debt	796	1,346	—	—	2,142
Liabilities for pension benefits	—	—	284	—	284
Deferred tax liabilities	—	—	128	—	128
Provisions for liabilities	—	—	194	—	194
Other non-current liabilities	—	17	372	—	389
Non-current amounts due to group undertakings	—	—	740	(740)	—
Total non-current liabilities	1,634	1,363	1,718	(1,578)	3,137
TOTAL LIABILITIES	$1,702	$6,250	$12,543	$(7,126)	$13,369

Notes to the financial statements

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2014
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REDEEMABLE NONCONTROLLING INTEREST	—	—	59	—	59

EQUITY
Total Willis Group Holdings stockholders’ equity	1,985	(989)	3,679	(2,690)	1,985
Noncontrolling interests	—	—	22	—	22
Total equity	1,985	(989)	3,701	(2,690)	2,007
TOTAL LIABILITIES AND EQUITY	$3,687	$5,261	$16,303	$(9,816)	$15,435

Willis Group Holdings plc

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Notes to the financial statements

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Willis Group Holdings plc

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(35)	$652	$212	$(352)	$477
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	1	6	(1)	6
Additions to fixed assets	—	(19)	(95)	1	(113)
Additions to intangibles assets	—	—	(4)	—	(4)
Acquisitions of subsidiaries, net of cash acquired	—	—	(241)	—	(241)
Payments to acquire other investments	—	—	(10)	—	(10)
Proceeds from disposal of operations, net of cash disposed	—	—	86	—	86
Proceeds from intercompany investing activities	361	120	435	(916)	—
Repayments of intercompany investing activities	—	(180)	(46)	226	—
Additional investment in subsidiaries	(31)	—	—	31	—
Net cash provided by (used in) investing activities	330	(78)	131	(659)	(276)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	(3)	—	(3)
Repayments of debt	—	(15)	—	—	(15)
Repurchase of shares	(213)	—	—	—	(213)
Proceeds from the issue of shares	134	—	31	(31)	134
Excess tax benefits from share-based payment arrangements	—	—	5	—	5
Dividends paid	(210)	—	(352)	352	(210)
Acquisition of noncontrolling interests	—	(4)	—	—	(4)
Dividends paid to noncontrolling interests	—	—	(17)	—	(17)
Proceeds from intercompany financing activities	—	46	180	(226)	—
Repayments of intercompany financing activities	—	(602)	(314)	916	—
Net cash used in financing activities	(289)	(575)	(470)	1,011	(323)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6	(1)	(127)	—	(122)
Effect of exchange rate changes on cash and cash equivalents	—	—	(39)	—	(39)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3	3	790	—	796
CASH AND CASH EQUIVALENTS, END OF YEAR	$9	$2	$624	$—	$635

Notes to the financial statements

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4	$(98)	$662	$(7)	$561
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	3	9	—	12
Additions to fixed assets	—	(18)	(94)	—	(112)
Additions to intangible assets	—	—	(7)	—	(7)
Acquisitions of subsidiaries, net of cash acquired	—	(237)	(30)	237	(30)
Payments to acquire other investments	—	—	(7)	—	(7)
Proceeds from sale of associates	—	—	4	—	4
Proceeds from sale of operations, net of cash disposed	—	—	257	(237)	20
Proceeds from intercompany investing activities	383	223	60	(666)	—
Repayments of intercompany investing activities	(347)	(120)	(780)	1,247	—
Net cash provided by (used in) investing activities	36	(149)	(588)	581	(120)
CASH FLOWS FROM FINANCING ACTIVITIES
Senior notes issued	—	522	—	—	522
Debt issuance costs	—	(8)	—	—	(8)
Repayments of debt	—	(536)	—	—	(536)
Tender premium on extinguishment of senior notes	—	(65)	—	—	(65)
Proceeds from the issue of shares	155	—	—	—	155
Excess tax benefits from share-based payment arrangements	—	—	2	—	2
Dividends paid	(193)	—	(7)	7	(193)
Acquisition of noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	(10)	—	(10)
Proceeds from intercompany financing activities	—	780	467	(1,247)	—
Repayments of intercompany financing activities	—	(443)	(223)	666	—
Net cash (used in) provided by financing activities	(38)	250	225	(574)	(137)
INCREASE IN CASH AND CASH EQUIVALENTS	2	3	299	—	304
Effect of exchange rate changes on cash and cash equivalents	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF YEAR	$3	$3	$790	$—	$796

Willis Group Holdings plc

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2012
	Willis Group Holdings — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23)	$1,460	$(97)	$(815)	$525
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	5	—	5
Additions to fixed assets	—	(26)	(109)	—	(135)
Additions to intangible assets	—	—	(2)	—	(2)
Acquisitions of subsidiaries, net of cash acquired	—	—	(33)	—	(33)
Payments to acquire other investments	—	—	(7)	—	(7)
Proceeds from intercompany investing activities	256	150	1,230	(1,636)	—
Repayments of intercompany investing activities	—	(328)	(81)	409	—
Net cash provided by (used in) investing activities	256	(204)	1,003	(1,227)	(172)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	(15)	—	—	(15)
Proceeds from the issue of other debt	—	1	—	—	1
Repurchase of shares	(100)	—	—	—	(100)
Proceeds from issue of shares	53	—	—	—	53
Excess tax benefits from share-based payment arrangements	—	—	2	—	2
Dividends paid	(185)	—	(815)	815	(185)
Proceeds from sale of noncontrolling interest	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	(39)	—	(39)
Dividends paid to noncontrolling interests	—	—	(11)	—	(11)
Proceeds from intercompany financing activities	—	81	328	(409)	—
Repayments of intercompany financing activities	—	(1,486)	(150)	1,636	—
Net cash used in financing activities	(232)	(1,419)	(682)	2,042	(291)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(163)	224	—	62
Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	163	273	—	436
CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$499	$—	$500

Willis Group Holdings plc

30.	FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
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

(iii)	Trinity Acquisition Limited, which is the issuer and is a 100 percent indirectly owned subsidiary of the parent;

(iv)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(v)	Consolidating adjustments; and

(vi)	the Consolidated Company.
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets of Willis Group Holdings, the Other Guarantors and the Issuer.

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$8	$—	$3,759	$—	$3,767
Investment income	—	—	—	16	—	16
Other income	—	—	—	19	—	19
Total revenues	—	8	—	3,794	—	3,802
EXPENSES
Salaries and benefits	(1)	(81)	—	(2,232)	—	(2,314)
Other operating expenses	(16)	(133)	—	(510)	—	(659)
Depreciation expense	—	(21)	—	(71)	—	(92)
Amortization of intangible assets	—	—	—	(54)	—	(54)
Restructuring expenses	—	(14)	—	(22)	—	(36)
Total expenses	(17)	(249)	—	(2,889)	—	(3,155)
OPERATING (LOSS) INCOME	(17)	(241)	—	905	—	647
Other (expense) income, net	(15)	(220)	—	11	230	6
Income from Group undertakings	—	450	91	102	(643)	—
Expenses due to Group undertakings	—	(190)	(29)	(424)	643	—
Interest expense	(43)	(44)	(36)	(12)	—	(135)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(75)	(245)	26	582	230	518
Income taxes	—	54	(5)	(208)	—	(159)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(75)	(191)	21	374	230	359
Interest in earnings of associates, net of tax	—	10	—	4	—	14
Equity account for subsidiaries	437	609	314	—	(1,360)	—
NET INCOME	362	428	335	378	(1,130)	373
Less: Net income attributable to noncontrolling interests	—	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$362	$428	$335	$367	$(1,130)	$362

Notes to the financial statements

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
Comprehensive (loss) income	$(11)	$69	$(5)	$49	$(108)	$(6)
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Comprehensive (loss) income attributable to Willis Group Holdings	$(11)	$69	$(5)	$44	$(108)	$(11)

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$8	$—	$3,625	$—	$3,633
Investment income	—	—	—	15	—	15
Other income	—	—	—	7	—	7
Total revenues	—	8	—	3,647	—	3,655
EXPENSES
Salaries and benefits	(1)	(103)	—	(2,103)	—	(2,207)
Other operating expenses	(5)	(231)	(1)	(399)	—	(636)
Depreciation expense	—	(23)	—	(71)	—	(94)
Amortization of intangible assets	—	—	—	(55)	—	(55)
Total expenses	(6)	(357)	(1)	(2,628)	—	(2,992)
OPERATING (LOSS) INCOME	(6)	(349)	(1)	1,019	—	663
Other income (expense), net	5	(4)	—	31	(10)	22
Income from Group undertakings	—	491	68	86	(645)	—
Expenses due to Group undertakings	(10)	(153)	(26)	(456)	645	—
Loss on extinguishment of debt	—	(60)	—	—	—	(60)
Interest expense	(42)	(61)	(18)	(5)	—	(126)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(53)	(136)	23	675	(10)	499
Income taxes	—	29	(6)	(145)	—	(122)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(53)	(107)	17	530	(10)	377
Interest in earnings of associates, net of tax	—	9	—	(9)	—	—
Equity account for subsidiaries	418	515	344	—	(1,277)	—
NET INCOME	365	417	361	521	(1,287)	377
Less: Net income attributable to noncontrolling interests	—	—	—	(12)	—	(12)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$365	$417	$361	$509	$(1,287)	$365

Notes to the financial statements

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$—	$—	$3,458	$—	$3,458
Investment income	—	1	—	17	—	18
Other income	—	—	—	4	—	4
Total revenues	—	1	—	3,479	—	3,480
EXPENSES
Salaries and benefits	(2)	(96)	—	(2,377)	—	(2,475)
Other operating expenses	(6)	(158)	—	(436)	—	(600)
Depreciation expense	—	(16)	—	(63)	—	(79)
Amortization of intangible assets	—	—	—	(59)	—	(59)
Goodwill impairment	—	—	—	(492)	—	(492)
Total expenses	(8)	(270)	—	(3,427)	—	(3,705)
OPERATING (LOSS) INCOME	(8)	(269)	—	52	—	(225)
Other income (expense), net	2	(4)	1	17	—	16
Income from Group undertakings	—	436	79	111	(626)	—
Expenses due to Group undertakings	—	(185)	(27)	(414)	626	—
Interest expense	(43)	(69)	(8)	(8)	—	(128)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(49)	(91)	45	(242)	—	(337)
Income taxes	—	76	(11)	(166)	—	(101)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(49)	(15)	34	(408)	—	(438)
Interest in earnings of associates, net of tax	—	8	—	(3)	—	5
Equity account for subsidiaries	(397)	(390)	(461)	—	1,248	—
NET LOSS	(446)	(397)	(427)	(411)	1,248	(433)
Less: Net income attributable to noncontrolling interests	—	—	—	(13)	—	(13)
NET LOSS ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(446)	$(397)	$(427)	$(424)	$1,248	$(446)

Notes to the financial statements

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9	$2	$—	$624	$—	$635
Accounts receivable, net	—	4	—	1,040	—	1,044
Fiduciary assets	—	—	—	8,948	—	8,948
Deferred tax assets	—	—	—	12	—	12
Other current assets	1	41	1	205	(34)	214
Amounts due from group undertakings	3,674	1,154	797	1,114	(6,739)	—
Total current assets	3,684	1,201	798	11,943	(6,773)	10,853
NON-CURRENT ASSETS
Investments in subsidiaries	—	3,478	2,578	—	(6,056)	—
Fixed assets, net	—	62	—	421	—	483
Goodwill	—	—	—	2,937	—	2,937
Other intangible assets, net	—	—	—	450	—	450
Investments in associates	—	147	—	22	—	169
Deferred tax assets	—	—	—	9	—	9
Pension benefits asset	—	—	—	314	—	314
Other non-current assets	3	2	8	207	—	220
Non-current amounts due from group undertakings	—	740	518	—	(1,258)	—
Total non-current assets	3	4,429	3,104	4,360	(7,314)	4,582
TOTAL ASSETS	$3,687	$5,630	$3,902	$16,303	$(14,087)	$15,435
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$8,948	$—	$8,948
Deferred revenue and accrued expenses	1	34	—	584	—	619
Income taxes payable	—	7	5	55	(34)	33
Short-term debt and current portion of long-term debt	—	149	17	1	—	167
Deferred tax liabilities	—	—	—	21	—	21
Other current liabilities	67	46	11	320	—	444
Amounts due to group undertakings	—	5,267	576	896	(6,739)	—
Total current liabilities	68	5,503	609	10,825	(6,773)	10,232
NON-CURRENT LIABILITIES
Investments in subsidiaries	838	—	—	—	(838)	—
Long-term debt	796	581	765	—	—	2,142
Liabilities for pension benefits	—	—	—	284	—	284
Deferred tax liabilities	—	—	—	128	—	128
Provisions for liabilities	—	—	—	194	—	194
Other non-current liabilities	—	17	—	372	—	389
Non-current amounts due to group undertakings	—	518	—	740	(1,258)	—
Total non-current liabilities	1,634	1,116	765	1,718	(2,096)	3,137
TOTAL LIABILITIES	$1,702	$6,619	$1,374	$12,543	$(8,869)	$13,369

Notes to the financial statements

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	59	—	59

EQUITY
Total Willis Group Holdings stockholders’ equity	1,985	(989)	2,528	3,679	(5,218)	1,985
Noncontrolling interests	—	—	—	22	—	22
Total equity	1,985	(989)	2,528	3,701	(5,218)	2,007
TOTAL LIABILITIES AND EQUITY	$3,687	$5,630	$3,902	$16,303	$(14,087)	$15,435

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Notes to the financial statements

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(35)	$781	$181	$212	$(662)	$477
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	1	—	6	(1)	6
Additions to fixed assets	—	(19)	—	(95)	1	(113)
Additions to intangible assets	—	—	—	(4)	—	(4)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(241)	—	(241)
Payments to acquire other investments	—	—	—	(10)	—	(10)
Proceeds from sale of operations, net of cash disposed	—	—	—	86	—	86
Proceeds from intercompany investing activities	361	120	—	435	(916)	—
Repayments of intercompany investing activities	—	(180)	(4)	(46)	230	—
Additional investment in subsidiaries	(31)	—	—	—	31	—
Net cash provided by (used in) investing activities	330	(78)	(4)	131	(655)	(276)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(3)	—	(3)
Repayments of debt	—	—	(15)	—	—	(15)
Repurchase of shares	(213)	—	—	—	—	(213)
Proceeds from issue of shares	134	—	—	31	(31)	134
Excess tax benefits from share-based payment arrangement	—	—	—	5	—	5
Dividends paid	(210)	(155)	(155)	(352)	662	(210)
Acquisition of noncontrolling interests	—	(4)	—	—	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(17)	—	(17)
Proceeds from intercompany financing activities	—	50	—	180	(230)	—
Repayments of intercompany financing activities	—	(595)	(7)	(314)	916	—
Net cash used in financing activities	(289)	(704)	(177)	(470)	1,317	(323)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6	(1)	—	(127)	—	(122)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(39)	—	(39)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3	3	—	790	—	796
CASH AND CASH EQUIVALENTS, END OF YEAR	$9	$2	$—	$624	$—	$635

Notes to the financial statements

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$4	$399	$63	$662	$(567)	$561
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	3	—	9	—	12
Additions to fixed assets	—	(18)	—	(94)	—	(112)
Additions to intangible assets	—	—	—	(7)	—	(7)
Acquisitions of subsidiaries, net of cash acquired	—	(237)	—	(30)	237	(30)
Payments to acquire other investments	—	—	—	(7)	—	(7)
Proceeds from sale of associates	—	—	—	4	—	4
Proceeds from sale of operations, net of cash disposed	—	—	—	257	(237)	20
Proceeds from intercompany investing activities	383	160	132	60	(735)	—
Repayments of intercompany investing activities	(347)	(120)	(442)	(780)	1,689	—
Net cash provided by (used in) investing activities	36	(212)	(310)	(588)	954	(120)
CASH FLOWS FROM FINANCING ACTIVITIES
Senior notes issued	—	—	522	—	—	522
Debt issuance costs	—	—	(8)	—	—	(8)
Repayments of debt	—	(521)	(15)	—	—	(536)
Tender premium on extinguishment of senior notes	—	(65)	—	—	—	(65)
Proceeds from issue of shares	155	—	—	—	—	155
Excess tax benefits from share-based payment arrangement	—	—	—	2	—	2
Dividends paid	(193)	(230)	(330)	(7)	567	(193)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(10)	—	(10)
Proceeds from intercompany financing activities	—	1,075	147	467	(1,689)	—
Repayments of intercompany financing activities	—	(443)	(69)	(223)	735	—
Net cash (used in) provided by financing activities	(38)	(184)	247	225	(387)	(137)
INCREASE IN CASH AND CASH EQUIVALENTS	2	3	—	299	—	304
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF YEAR	$3	$3	$—	$790	$—	$796

Willis Group Holdings plc

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2012
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23)	$2,393	$1,356	$(97)	$(3,104)	$525
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	5	—	5
Additions to fixed assets	—	(26)	—	(109)	—	(135)
Additions to intangible assets	—	—	—	(2)	—	(2)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(33)	—	(33)
Payments to acquire other investments	—	—	—	(7)	—	(7)
Proceeds from intercompany investing activities	256	176	78	1,230	(1,740)	—
Repayments of intercompany investing activities	—	(197)	(131)	(81)	409	—
Net cash provided by (used in) investing activities	256	(47)	(53)	1,003	(1,331)	(172)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	(4)	(11)	—	—	(15)
Proceeds from issue of other debt	—	—	1	—	—	1
Repurchase of shares	(100)	—	—	—	—	(100)
Proceeds from issue of shares	53	—	—	—	—	53
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(185)	(1,220)	(1,069)	(815)	3,104	(185)
Proceeds from sale of noncontrolling interests	—	—	—	3	—	3
Acquisition of noncontrolling interests	—	—	—	(39)	—	(39)
Dividends paid to noncontrolling interests	—	—	—	(11)	—	(11)
Proceeds from intercompany financing activities	—	81	—	328	(409)	—
Repayments of intercompany financing activities	—	(1,366)	(224)	(150)	1,740	—
Net cash used in financing activities	(232)	(2,509)	(1,303)	(682)	4,435	(291)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(163)	—	224	—	62
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	2
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	163	—	273	—	436
CASH AND CASH EQUIVALENTS, END OF YEAR	$1	$—	$—	$499	$—	$500

Notes to the financial statements

31.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for 2014 and 2013 were as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share data)
2014
Total revenues	$1,097	$935	$812	$958
Total expenses	(771)	(787)	(778)	(819)
Net income (loss)	250	48	(8)	83
Net income (loss) attributable to Willis Group Holdings	246	47	(7)	76
Earnings per share
— Basic	$1.37	$0.26	$(0.04)	$0.43
— Diluted	$1.35	$0.26	$(0.04)	$0.42
2013
Total revenues	$1,051	$890	$795	$919
Total expenses	(770)	(723)	(725)	(774)
Net income (loss)	223	107	(27)	74
Net income (loss) attributable to Willis Group Holdings	219	105	(27)	68
Earnings per share
— Basic	$1.27	$0.60	$(0.15)	$0.38
— Diluted	$1.24	$0.59	$(0.15)	$0.37

32.	SUBSEQUENT EVENTS

In January, 2015 the Company reached an agreement to acquire a majority interest in Miller Insurance Services LLP, a leading London-based wholesale specialist. The transaction is subject to customary closing conditions and regulatory approval and is expected to close in the second quarter of 2015.

Willis Group Holdings plc

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) are effective.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria related to internal control over financial reporting described in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Our independent registered public accountants, Deloitte LLP, who have audited and reported on our financial statements, have undertaken an assessment of the Company’s internal control over financial reporting. Deloitte’s report is presented below.
February 24, 2015

Controls and procedures

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Willis Group Holdings Public Limited Company,
Dublin, Ireland
We have audited the internal control over financial reporting of Willis Group Holdings Public Limited Company and subsidiaries (the 'Company') as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 24, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte LLP
London, United Kingdom
February 24, 2015

Willis Group Holdings plc

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal controls over financial reporting during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B — Other Information
None.

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
Information with respect to the executive officers of the Company is provided in Part I, Item 1 above under the heading “Executive Officers of the Registrant”. All other information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2015.
Item 11 — Executive Compensation
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2015.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the information below regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K, the information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2015.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information, as of December 31, 2014, about the securities authorized for issuance under our equity compensation plans, and is categorized according to whether or not the equity plan was previously approved by shareholders:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(i)	Number of Shares Remaining Available for Future Issuance

Equity Compensation Plans Approved by Security Holders	12,499,128	(ii)	$35.99	6,397,310	(iii)
Equity Compensation Plans Not Approved by Security Holders	240,040	(iv)	$23.59	126,231	(v)
Total	12,739,168		$35.96	6,523,541
_________________________________

(i)
The weighted-average exercise price set forth in this column is calculated excluding RSUs or other awards for which recipients are not required to pay an exercise price to receive the shares subject to the awards.

(ii)	Includes options and RSUs outstanding under the 2001 Share Purchase and Option Plan, 2008 Plan and 2012 Plan.

(iii)	Represents shares available for issuance pursuant to awards that may be granted under the 2012 Plan (6,037,908 shares) and the 2010 North American Employee Stock Purchase Plan (359,402 shares).

Directors and Officers

(iv)
Includes options and RSUs outstanding under the following plans that were assumed by Willis in connection with the acquisition by Willis of Hilb, Rogal & Hobbs: the 2000 HRH Plan and the 2007 HRH Plan. No future awards will be granted under the 2000 HRH Plan. The above amounts do not include an aggregate of 45,000 options held by certain non-employee directors pursuant to which they receive the intrinsic value in cash rather than shares upon exercise of the options. These options were subsequently exercised.

(v)
Represents shares that remain available for issuance under the 2007 HRH Plan. Willis is authorized to grant awards under the 2007 HRH Plan until 2017 to employees who were formerly employed by Hilb, Rogal & Hobbs and to new employees who have joined Willis or one of its subsidiaries since October 1, 2008, the date that the acquisition of Hilb, Rogal & Hobbs was completed.

Willis Group Holdings plc

Item 13 — Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2015.

Item 14 — Principal Accounting Fees and Services
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2015.

PART IV
Item 15 — Exhibits, Financial Statement Schedules
The following documents are filed as a part of this report:
(1) Consolidated Financial Statements of the Company consisting of:
(a) Report of Independent Registered Public Accounting Firm.
(b) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.
(c) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2014.
(d) Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended December 31, 2014.
(e) Consolidated Balance Sheets as of December 31, 2014 and 2013.
(f) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014.
(g) Consolidated Statements of Equity for each of the three years in the period ended December 31, 2014.
(h) Notes to the Consolidated Financial Statements.
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.
(2) Exhibits:

1.1
Underwriting Agreement, dated August 8, 2013, by and among Trinity Acquisition Limited, as issuer, the guarantors named therein and Barclays Capital Inc. and Morgan Stanley & Co. LLC, as representatives of the several underwriters named therein (incorporated herein by reference to Exhibit No. 1.1 to the Company's Form 8-K filed on August 12, 2013 (SEC File No. 001-16503))

2.1
Scheme of Arrangement by and between Willis Group Holdings Limited and the Scheme Shareholders (incorporated by reference to Annex A to Willis Group Holdings Limited's Definitive Proxy Statement on Schedule 14A filed on November 2, 2009 (SEC File No. 001-16503))

3.1
Memorandum and Articles of Association of Willis Group Holdings Public Limited Company (incorporated herein by reference to Exhibit No. 3.1 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))

3.2	Certificate of Incorporation of Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit No. 3.2 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))

4.1
Senior Indenture, dated as of July 1, 2005, and First Supplemental Indenture, dated as of July 1, 2005, by and among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York (f/k/a JPMorgan Chase Bank, N.A.), as the Trustee, for the issuance of the 5.625% senior notes due 2015 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited's Form 8-K filed on July 1, 2005 (SEC File No. 001-16503))

Exhibits

4.2
Second Supplemental Indenture, dated as of March 28, 2007, by and among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York, as the Trustee, to the Indenture dated as of July 1, 2005, for the issuance of the 6.200% senior notes due 2017 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited's Form 8-K filed on March 30, 2007 (SEC File No. 001-16503))

4.3
Third Supplemental Indenture, dated as of October 1, 2008, by and among Willis North America Inc., as the Issuer, Willis Group Holdings Limited, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited's Form 10-Q filed on November 10, 2008 (SEC File No. 001-16503))

4.4
Fourth Supplemental Indenture, dated as of September 29, 2009, by and among Willis North America Inc., as the Issuer, Willis Group Holdings Limited, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Public Limited Company, as the Guarantors, and The Bank of New York, as the Trustee, to the Indenture dated as of July 1, 2005, for the issuance of the 7.000% senior notes due 2019 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited's Form 8-K filed on September 29, 2009 (SEC File No. 001-16503))

4.5
Fifth Supplemental Indenture, dated as of December 31, 2009, by and among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, Willis Group Holdings Limited, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))

4.6
Sixth Supplemental Indenture, dated as of December 22, 2010, by and among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed on February 28, 2011 (SEC File No. 001-16503))

4.7
Indenture, dated as of March 17, 2011, by and among Willis Group Holdings Public Limited Company, as issuer, Willis Netherlands Holdings B.V., Willis Investment Holdings UK Limited, TA I Limited, Trinity Acquisition Limited, Willis Group Limited and Willis North America Inc., as Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 17, 2011 (SEC File No. 001-16503))

4.8
First Supplemental Indenture, dated as of March 17, 2011, by and among Willis Group Holdings Public Limited Company, as Issuer, Willis Netherlands Holdings B.V., Willis Investment Holdings UK Limited, TA I Limited, Trinity Acquisition Limited, Willis Group Limited and Willis North America Inc., as guarantors, and The Bank of New York Mellon, as trustee, to the Indenture dated March 17, 2011, for the issuance of the 4.125% senior notes due 2016 and the 5.750% senior notes due 2021 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on March 17, 2011 (SEC File No. 001-16503))

4.9
Indenture, dated as of August 15, 2013, by and among Trinity Acquisition Limited, as issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis North America Inc., Willis Investment Holdings UK Limited, TA I Limited and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 15, 2013 (SEC File No. 001-16503))

4.10
First Supplemental Indenture, dated as of August 15, 2013, by and among Trinity Acquisition Limited, as issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis North America Inc., Willis Investment Holdings UK Limited, TA I Limited and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as trustee, to the Indenture dated August 15, 2013, for the issuance of 4.625% senior notes due 2023 and 6.125% senior notes due 2043 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on August 15, 2013 (SEC File No. 001-16503)).

10.1
Credit Agreement, dated as of December 16, 2011, by and among Trinity Acquisition Limited, Willis Group Holdings Public Limited Company, the Lenders party thereto, Barclays Bank PLC, as Administrative Agent, Swing Line Lender and as an L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 20, 2011 (SEC File No. 001-16503))

Willis Group Holdings plc

10.2
First Amendment to Credit Agreement, dated as of July 23, 2013, to the Credit Agreement, dated as of December 12, 2011, by and among Trinity Acquisition Limited, Willis Group Holdings Public Limited Company, the lenders party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 25, 2013 (SEC File No. 001-16503))

10.3
Guaranty Agreement, dated as of December 16, 2011, by and among Trinity Acquisition Limited, Willis Group Holdings Public Limited Company, Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on December 20, 2011 (SEC File No. 001-16503))

10.4
Revolving Note and Cash Subordination Agreement, dated as of March 3, 2014, by and among Willis Securities, Inc., as borrower, SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 4, 2014 (SEC File No. 001-16503))

10.5
Joinder Agreement, dated as of April 28, 2014, by and among Willis Securities, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit No. 10.1 to the Company's Form 8-K filed on May 1, 2014 (SEC File No. 001-16503))

10.6
First Amendment to Revolving Note and Cash Subordination Agreement, dated as of April 28, 2014, by and among Willis Securities, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit No. 10.2 to the Company's Form 8-K filed on May 1, 2014 (SEC File No. 001-16503))

10.7
Deed Poll of Assumption, dated as of December 31, 2009, by and between Willis Group Holdings Limited and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.8	Willis Group Senior Management Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.9	Willis Group Holdings 2010 North America Employee Share Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on April 27, 2010 (SEC File No. 001-16503))†

10.10	Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.11
Form of Performance-Based Option Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 10, 2010 (SEC File No. 001-16503))†

10.12
Form of Time-Based Option Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.16 the Company's Form 10-K filed on February 28, 2011 (SEC File No. 001-16503))†

10.13
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (for executive officers) (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.14
Form of Restricted Share Unit Award Agreement for Non-Employee Directors under the Willis Group Holdings 2001 Share Purchase Option Plan (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K filed February 29, 2012 (SEC File No. 001-16503))†

10.15
Form of Performance-Based Option Agreement for the 2011 Long Term Incentive Program under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 3, 2011 (SEC File No. 001-16503))†

10.16
Form of 2011 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for US employees) (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 3, 2011 (SEC File No. 001-16503))†

10.17
Form of 2011 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for UK employees) (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on May 3, 2011 (SEC File No. 001-16503))†

10.18	Form of 2011 Long Term Incentive Program Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 20, 2011 (SEC File No. 001-16503))†

10.19	Rules of the Willis Group Holdings Sharesave Plan 2001 for the United Kingdom (incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

Exhibits

10.20	The Willis Group Holdings Irish Sharesave Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 5, 2010 (SEC File No. 001-16503))†

10.21	Willis Group Holdings 2008 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.16 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

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

10.30
Form of Time-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

10.31
Form of Performance-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

10.32
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

10.33
Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

10.34
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (for Non-Employee Directors) (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

10.35
Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan for the 2013 Long-Term Incentive Program (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed on February 27, 2014 (SEC File No. 001-16503))†

10.36
Rules of the Willis Group Holdings Public Limited Company 2012 Sharesave Sub-Plan for the United Kingdom to the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company's Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.37
Form of 2012 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for US employees) Plan (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

Willis Group Holdings plc

10.38
Form of 2012 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for UK employees) Plan (incorporated by reference to Exhibit 10.37 to the Company's Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.39	Amended and Restated Willis US 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to the Company's Form 8-K filed on November 20, 2009 (SEC File No. 001-16503))†

10.40
First Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan, effective June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.41
Second Amendment to the Amended and Restated Willis US 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10. 6 to the Company's Form 10-Q filed on November 5, 2013 (SEC File No. 001-16503))†

10.42
Instrument Comprising A Guarantee In Favor of Willis Pension Trustees Limited in Respect of the Willis Pension Scheme (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 5 2012 (SEC File No. 001-16503))†

10.43	Schedule of Contributions for the Willis Pension Scheme (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on April 5, 2012 (SEC File No. 001-16503))†

10.44
Form of Deed of Indemnity of Willis Group Holdings Public Limited Company with directors and officers (incorporated by reference to Exhibit 10.20 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.45
Form of Indemnification Agreement of Willis North America Inc. with directors and officers (incorporated by reference to Exhibit 10.21 to the Company's Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.46
Willis Group Holdings Public Limited Company Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 10. 1 to the Company's Form 10-Q filed on November 5, 2013 (SEC File No. 001-16503))†

10.47
Employment Agreement, dated as of October 16, 2012, by and between Willis Group Holdings Public Limited Company and Dominic Casserley (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 19, 2012 (SEC File No. 001-16503))†

10.48
Letter agreement, dated January 31, 2014, by and between Willis Group Holdings plc and Dominic Casserley (incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K filed on February 27, 2014 (SEC File No. 001-16503))†

10.49
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 10, 2013, by and between Dominic Casserley and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on November 5, 2013 (SEC File No. 001-16503))†

10.50
Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 10, 2013, by and between Dominic Casserley and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on November 5, 2013 (SEC File No. 001-16503))†

10.51
Form of Time-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 10, 2013, by and between Dominic Casserley and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on November 5, 2013 (SEC File No. 001-16503))†

10.52
Form of Time-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of March 31, 2014, by and between Dominic Casserley and Willis Group Holdings Public Limited Company†*

10.53
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of March 31, 2014, by and between Dominic Casserley and Willis Group Holdings Public Limited Company†*

10.54
Offer Letter, dated June 22, 2010, and Form of Employment Agreement between Willis North America, Inc. and Michael K. Neborak (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 23, 2010 (SEC File No. 001-16503))†

Exhibits

10.55
Agreement of Restrictive Covenants and Other Obligations, dated as of August 2, 2010, between the Company and Michael K. Neborak (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Public Limited Company's Form 10-K filed on February 28, 2011 (SEC File No. 001-16503))†

10.56
Contract of Employment, dated as of February 28, 2011, by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Stephen P. Hearn (incorporated by reference to Exhibit 10.52 to the Company's Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.57
Amendment, dated July 19, 2012, to the Contract of Employment, dated as of February 28, 2011 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Stephen P. Hearn (incorporated by reference to Exhibit 10.53 to the Company's Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.58
Contract of Employment, dated as of October 16, 2012, by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Stephen P. Hearn (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on October 19, 2012 (SEC File No. 001-16503))†

10.59
Amendment, dated April 30, 2014, to the Contract of Employment, dated as of October 16, 2012, by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Stephen Hearn (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 9, 2014 (SEC File No. 001-16503))†

10.60
Contract of Employment, dated as of December 17, 2007, by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright (incorporated by reference to Exhibit 10.55 to the Company's Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.61
Amendment, dated July 19, 2012, to the Contract of Employment, dated as of December 17, 2007, by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright (incorporated by reference to Exhibit 10.56 to the Company's Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.62
Confidentiality Agreement, dated as of January 17, 2008, by and between the Willis Group Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright (incorporated by reference to Exhibit 10.57 to the Company's Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.63
Amendment, dated April 30, 2014, to the Employment Agreement dated December 17, 2007 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 9, 2014 (SEC File No. 001-16503))†

10.64
Employment Agreement, dated September 15, 2003 by and between Willis Americas Administration, Inc. and Todd J. Jones (incorporated by reference to Exhibit 10.63 to the Company’s Form 10-K filed on February 27, 2014 (SEC File No. 001-16503))†

10.65
Letter Agreement, dated August 1, 2013, by and between Willis North America Inc., a subsidiary of Willis Group Holdings Public Limited Company, and Todd J. Jones (incorporated by reference to Exhibit 10.64 to the Company’s Form 10-K filed on February 27, 2014 (SEC File No. 001-16503))†

10.66
Amendment, dated April 30, 2014, to the Employment Agreement, dated August 1, 2013, by and between Willis North America, Inc., a subsidiary of Willis Group Holdings Public Limited Company, and Todd J. Jones (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on May 9, 2014 (SEC File No. 001-16503))†

10.67
Separation Letter Agreement, dated as of May 8, 2014, by and between Michael Neborak and Willis North America, Inc. (incorporated herein by reference to Exhibit No. 10.1 to the Company's Form 8-K filed on May 9, 2014 (SEC File No. 001-16503)) †

10.68
Employment Agreement, dated as of March 19, 2014, by and between Willis Group Holdings Public Limited Company and John Greene (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 23, 2014 (SEC File No. 001-16503)) †

10.69
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of August 11, 2014, by and between John Greene and Willis Group Holdings Public Limited Company†*

Willis Group Holdings plc

10.70
Nominating Agreement, dated April 25, 2013, by and among Willis Group Holdings Public Limited Company, ValueAct Capital Master Fund, L.P., VA Partners I, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC, ValueAct Holdings, L.P., ValueAct Holdings GP, LLC and their respective affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 26, 2013 ((SEC File No. 001-16503))

10.71
Investment and Share Purchase Agreement, dated as of November 18, 2009, by and among Willis Europe BV, Astorg Partners, Soleil, Alcee, the Lucas family shareholders, the Gras family shareholders, key managers of Gras Savoye & Cie and other minority shareholders of Gras Savoye (incorporated by reference to Exhibit 10.37 to the Company's Form 10-K filed on March 1, 2010 (SEC File No. 001-16503))

10.72
Shareholders Agreement, dated as of December 17, 2009, by and among Willis Europe BV, Astorg Partners, Soleil, Alcee, the Lucas family shareholders, the Gras family shareholders, key managers of Gras Savoye & Cie and other minority shareholders of Gras Savoye (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K filed on March 1, 2010 (SEC File No. 001-16503))

10.73
Amended and Restated Shareholders' Agreement, dated as of April 15, 2013, by and among Willis Europe BV, Willis Netherlands Holdings BV, Astorg Partners, GS & Cie Group, Alcee, the Lucas family shareholders, the Gras family shareholders, key managers of Gras Savoye & Cie and other minority shareholders of Gras Savoye (incorporated by reference to Exhibit 10.60 to the Company's Form 10-Q filed on May 8, 2013 (SEC File No. 001-16503))

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges*
21.1	List of subsidiaries*
23.1	Consent of Deloitte LLP*
31.1	Certification Pursuant to Rule 13a-14(a)*
31.2	Certification Pursuant to Rule 13a-14(a)*
32.1	Certification Pursuant to 18 USC. Section 1350*
32.2	Certification Pursuant to 18 USC. Section 1350*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________________

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS GROUP HOLDINGS PLC (REGISTRANT)

By:	/s/ JOHN GREENE
John Greene
Group Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 24, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 24th day of February 2015.

/s/ DOMINIC CASSERLEY	/s/ ANNA C. CATALANO
Dominic Casserley Chief Executive Officer and Director (Principal Executive Officer)	Anna C. Catalano Director

/s/ ROY GARDNER	/s/ THE RT. HON. SIR JEREMY HANLEY, KCMG
Sir Roy Gardner Director	The Rt. Hon. Sir Jeremy Hanley, KCMG Director

/s/ ROBYN S. KRAVIT	/s/ WENDY E. LANE
Robyn S. Kravit Director	Wendy E. Lane Director

/s/ FRANCISCO LUZON	/s/ JAMES F. McCANN
Francisco Luzón Director	James F. McCann Director

/s/ JAYMIN B. PATEL	/s/ DOUGLAS B. ROBERTS
Jaymin B. Patel Director	Douglas B. Roberts Director

/s/ MICHAEL J. SOMERS	/s/ JEFFREY W. UBBEN
Michael J. Somers Director	Jeffrey W. Ubben Director