Form 10-Q
period 2015-03-31
WILLIS GROUP HOLDINGS PLC
filed 2015-05-06
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of May 1, 2015 there were outstanding 179,316,364 ordinary shares, nominal value $0.000115 per share, of the Registrant.

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

Willis Group Holdings plc

FORWARD-LOOKING STATEMENTS

We have included in this document 'forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, future capital expenditures, growth in commissions and fees, business strategies and planned acquisitions, competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, plans and references to future successes, are forward-looking statements. Also, when we use the words such as 'anticipate', 'believe', 'estimate', 'expect', 'intend', 'plan', 'probably', or similar expressions, we are making forward-looking statements.

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

•
our ability to implement and realize anticipated benefits of any cost-savings or operational improvement initiative, including our ability to achieve expected savings and other benefits from the multi-year Operational Improvement Program as a result of unexpected costs or delays and demand on managerial, operational and administrative resources and/or macroeconomic factors affecting the program as well as the impact of the program on business processes and competitive dynamics;

•	the rejection of our Gras Savoye offer or failure to obtain regulatory approval;

•	our ability to consummate acquisitions, including Miller Insurance Services and Gras Savoye , or achieve the expected benefits;

•	our ability to effectively integrate any acquisition into our business;

•	volatility or declines in insurance markets and premiums on which our commissions are based, but which we do not control;

•	our ability to compete in our industry;

•	material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane;

•	our ability to retain key employees and clients and attract new business, including at a time when the Company is pursuing various strategic initiatives;

•	our ability to develop new products and services;

•
the practical challenges and costs of complying with a wide variety of foreign laws and regulations and any related changes, given the global scope of our operations and those of any acquired business and the associated risks of non-compliance and regulatory enforcement action;

•	our ability to develop and implement technology solutions and invest in innovative product offerings in an efficient and effective manner;

•	fluctuations in our earnings as a result of potential changes to our valuation allowance(s) on our deferred tax assets;

•	changes in the tax or accounting treatment of our operations and fluctuations in our tax rate;

•	our ability to achieve anticipated benefit of any acquisition or other transactions in which we may engage, including any revenue growth of operational efficiencies;

•	our inability to exercise full management control over our associates;

•	our ability to continue to manage our significant indebtedness;

•
the timing or ability to carry out share repurchases and redemptions which is based on many factors, including market conditions, the Company's financial position, earnings, share price, capital requirements, and other investment opportunities (including mergers and acquisitions and related financings);

•	the timing or ability to carry out refinancing or take other steps to manage our capital and the limitations in our long-term debt agreements that may restrict our ability to take these actions;

•	any material fluctuations in exchange and interest rates that could adversely affect expenses and revenue;

Notes to the financial statements
 (Unaudited)

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

The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information see the section entitled 'Risk Factors' included in Willis' Form 10-K for the year ended December 31, 2014 and our subsequent filings with the Securities and Exchange commission. Copies are available online at http://www.sec.gov or www.willis.com.
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

Willis Group Holdings plc

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended March 31,
	Note	2015	2014
		(millions, except per share data)
REVENUES
Commissions and fees		$1,081	$1,090
Investment income		3	4
Other income		3	3
Total revenues		1,087	1,097
EXPENSES
Salaries and benefits		(567)	(570)
Other operating expenses		(160)	(165)
Depreciation expense		(22)	(23)
Amortization of intangible assets	12	(14)	(13)
Restructuring costs	3	(31)	—
Total expenses		(794)	(771)
OPERATING INCOME		293	326
Other (expense) income, net	4	(6)	—
Interest expense		(33)	(32)
INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		254	294
Income taxes	5	(56)	(63)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES		198	231
Interest in earnings of associates, net of tax		16	19
NET INCOME		214	250
Less: net income attributable to noncontrolling interests		(4)	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$210	$246

EARNINGS PER SHARE — BASIC AND DILUTED
— Basic earnings per share	6	$1.17	$1.37
— Diluted earnings per share	6	$1.15	$1.35

CASH DIVIDENDS DECLARED PER SHARE		$0.31	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Three months ended March 31,
	Note	2015	2014
		(millions)

Net income		$214	$250
Other comprehensive income, net of tax:
Foreign currency translation adjustments		(112)	3
Pension funding adjustment		230	6
Derivative instruments		(11)	(1)
Other comprehensive income, net of tax	16	107	8
Comprehensive income		321	258
Less: Comprehensive loss (income) attributable to noncontrolling interests		3	(4)
Comprehensive income attributable to Willis Group Holdings		$324	$254

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2015	December 31, 2014
		(millions, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$503	$635
Accounts receivable, net		1,150	1,044
Fiduciary assets		9,444	8,948
Deferred tax assets		13	12
Other current assets	13	218	214
Total current assets		11,328	10,853
NON-CURRENT ASSETS
Fixed assets, net		462	483
Goodwill	11	2,889	2,937
Other intangible assets, net	12	418	450
Investments in associates		167	169
Deferred tax assets		6	9
Pension benefits asset		606	314
Other non-current assets	13	229	220
Total non-current assets		4,777	4,582
TOTAL ASSETS		$16,105	$15,435
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$9,444	$8,948
Deferred revenue and accrued expenses		408	619
Income taxes payable		49	33
Current portion of long-term debt	15	168	167
Deferred tax liabilities		18	21
Other current liabilities	14	461	444
Total current liabilities		10,548	10,232
NON-CURRENT LIABILITIES
Long-term debt	15	2,137	2,142
Liability for pension benefits		277	284
Deferred tax liabilities		185	128
Provisions for liabilities		188	194
Other non-current liabilities	14	398	389
Total non-current liabilities		3,185	3,137
Total liabilities		13,733	13,369

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	Note	March 31, 2015	December 31, 2014
		(millions, except share data)
COMMITMENTS AND CONTINGENCIES	8

REDEEMABLE NONCONTROLLING INTEREST		51	59

EQUITY
Ordinary shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued 179,586,740 shares in 2015 and 178,701,479 shares in 2014		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2015 and 2014		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2015 and 2014		—	—
Additional paid-in capital		1,584	1,524
Retained earnings		1,669	1,530
Accumulated other comprehensive loss, net of tax	16	(952)	(1,066)
Treasury shares, at cost, 46,408 shares, $0.000115 nominal value, in 2015 and 2014 and 40,000 shares, €1 nominal value, in 2015 and 2014		(3)	(3)
Total Willis Group Holdings stockholders’ equity		2,298	1,985
Noncontrolling interests		23	22
Total equity		2,321	2,007
TOTAL LIABILITIES AND EQUITY		$16,105	$15,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three months ended March 31,
	Note	2015	2014
		(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$214	$250
Adjustments to reconcile net income to total net cash provided by operating activities:
Net (gain) loss on disposal of operations and fixed and intangible assets		(7)	2
Depreciation expense		22	23
Amortization of intangible assets	12	14	13
Amortization of cash retention awards		3	2
Net periodic income of defined benefit pension plans	7	(13)	(4)
Provision for doubtful debts		—	1
Provision for deferred income taxes		12	13
Excess tax benefits from share-based payment arrangements		(3)	(1)
Share-based compensation		18	14
Loss (gain) on derivative instruments		1	(3)
Undistributed earnings of associates		(16)	(19)
Effect of exchange rate changes on net income		41	1
Change in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		(152)	(140)
Fiduciary assets		(749)	(871)
Fiduciary liabilities		749	871
Cash incentives paid		(306)	(315)
Funding of defined benefit pension plans		(44)	(28)
Other assets		(4)	—
Other liabilities		157	192
Movement on provisions		(1)	4
Net cash (used in) provided by operating activities		(64)	5
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		4	1
Additions to fixed assets		(16)	(22)
Additions to intangible assets		(1)	(1)
Acquisitions of operations, net of cash acquired		(8)	—
Payments to acquire other investments, net of distributions received		—	(4)
Proceeds on sale of operations, net of cash disposed		13	5
Net cash used in investing activities		(8)	(21)

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		Three months ended March 31,
	Note	2015	2014
		(millions)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs		(1)	(2)
Repayments of debt	15	(4)	(4)
Repurchase of shares		(15)	(35)
Proceeds from issue of shares		35	43
Excess tax benefits from share-based payment arrangements		3	1
Dividends paid		(54)	(50)
Dividends paid to noncontrolling interests		(3)	(2)
Net cash used in financing activities		(39)	(49)
DECREASE IN CASH AND CASH EQUIVALENTS		(111)	(65)
Effect of exchange rate changes on cash and cash equivalents		(21)	3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		635	796
CASH AND CASH EQUIVALENTS, END OF PERIOD		$503	$734

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Shares outstanding	Ordinary shares and APIC (i)	Retained Earnings	Treasury Stock	AOCL (ii)	Total WGH shareholders' equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling interests (iii)	Total
	(thousands)	(millions)
Balance at January 1,2015	178,701	$1,524	$1,530	$(3)	$(1,066)	$1,985	$22	$2,007	$59
Shares repurchased	(289)	—	(15)	—	—	(15)	—	(15)	—
Net income	—	—	210	—	—	210	3	213	1	$214
Dividends	—	—	(56)	—	—	(56)	(1)	(57)	(3)
Other comprehensive income (loss)	—	—	—	—	114	114	(1)	113	(6)	$107
Issue of shares under employee stock compensation plans and related tax benefits	1,175	37	—	—	—	37	—	37	—
Share-based compensation	—	18	—	—	—	18	—	18	—
Foreign currency translation	—	5	—	—	—	5	—	5	—

Balance at March 31, 2015	179,587	$1,584	$1,669	$(3)	$(952)	$2,298	$23	$2,321	$51

(i)	APIC means Additional Paid-In Capital

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
The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2015 may not necessarily be indicative of the operating results for the entire fiscal year.
These Interim Financial Statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2014 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2015.

Recent Accounting Pronouncements to be Adopted in Future Periods
In May 2014, the FASB issued ASU No. 2014-09, 'Revenue From Contracts With Customers'. The new standard supersedes most current revenue recognition guidance and eliminates industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfil a contract. The ASU was originally scheduled to become effective for the Company at the beginning of its 2017 fiscal year; early adoption was not initially permitted. However, in April 2015, the FASB tentatively decided to defer the effective date but permit early adoption at the original effective date. Consequently, the guidance may now become mandatorily effective for the Company at the beginning of its 2018 fiscal year. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, 'Simplifying the Presentation of Debt Issuance Costs' which requires that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs shall be reported as interest expense. The ASU becomes effective for the

Willis Group Holdings plc

2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

Company at the beginning of its 2016 fiscal year; early adoption is permitted. The Company is required to apply the new guidance retrospectively to all prior periods. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

3.    RESTRUCTURING COSTS
In April 2014, the Company announced a multi-year operational improvement program designed to strengthen the Company's client service capabilities and to deliver future cost savings (hereinafter referred to as the Operational Improvement Program).
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
The Company recognized restructuring costs of $31 million in the three months ended March 31, 2015 related to its Operational Improvement Program (three months ended March 31, 2014: $nil).
An analysis of the cost for restructuring recognized in the statement of operations by reportable segment in the three months ended March 31, 2015 is as follows:

	Willis North America	Willis International	Willis GB	Willis Capital, Wholesale & Reinsurance	Corporate & other	Total
			(millions)

Termination benefits	$2	$2	$—	$6	$—	$10
Professional services and other	5	1	4	—	11	21
Total	$7	$3	$4	$6	$11	$31

Notes to the financial statements
(Unaudited)

3.    RESTRUCTURING COSTS (Continued)

An analysis of the total cumulative restructuring costs recognized for the Operational Improvement Program from commencement to March 31, 2015 is as follows:

	Willis North America	Willis International	Willis GB	Willis Capital, Wholesale & Reinsurance	Corporate & other	Total
	(millions)

2014
Termination benefits	$3	$3	$9	$1	$—	$16
Professional services and other	—	2	1	—	17	20

2015
Termination benefits	$2	$2	$—	$6	$—	$10
Professional services and other	5	1	4	—	11	21

Total
Termination benefits	$5	$5	$9	$7	$—	$26
Professional services and other	5	3	5	—	28	41
Total	$10	$8	$14	$7	$28	$67
At March 31, 2015 the Company’s liability under the Operational Improvement Program is as follows:

	Termination benefits	Professional services and other	Total
		(millions)
Balance at December 31, 2013	$—	$—	$—
Charges incurred	16	20	36
Cash payments	(11)	(14)	(25)
Balance at December 31, 2014	5	6	11
Charges incurred	10	21	31
Cash payments	(4)	(15)	(19)
Foreign exchange	(1)	—	(1)
Balance at March 31, 2015	$10	$12	$22

4.    OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consists of the following:

	Three months ended March 31,
	2015	2014
	(millions)
Gain (loss) on disposal of operations	$4	$(3)
Foreign exchange (loss) gain	(10)	3
Other (expense) income, net	$(6)	$—

Willis Group Holdings plc

5.    INCOME TAXES

The tables below reflect the components of the tax charge for the three months ended March 31, 2015 and 2014 :

	Income before tax	Tax	Effective tax rate
	(millions, except percentages)
Three months ended March 31, 2015
Ordinary income taxed at estimated annual effective tax rate	$250	$(62)	25%
Items where tax effect is treated discretely:
Gain on disposal of operations	4	(2)	50%
Net adjustment in respect of prior periods	—	8	—%
As reported	$254	$(56)	22%

Three months ended March 31, 2014
Non-US ordinary income taxed at estimated annual effective tax rate	$232	$(50)	22%
US ordinary income and tax charge	65	(12)	18%
Items where tax effect is treated discretely:
Loss on disposal of operations	(3)	1	33%
Net adjustment in respect of prior periods	—	(2)	—%
As reported	$294	$(63)	21%
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
The reported tax rate for the three months ended March 31, 2015 was 22 percent compared with 21 percent for the same period of 2014. The Company's tax rate differs from the US statutory income tax rate of 35 percent primarily due to income being subject to tax in numerous non-US jurisdictions with varying tax rates, as well as the valuation allowance maintained in the United States due to losses incurred in recent years.
Considering the Company's recent US earnings experience, including profits before tax in the first quarter, and projections of future income, a possibility exists that the Company may release a portion of the valuation allowance against its US deferred tax assets in the current year. Release of the US valuation allowance would result in the recognition of deferred tax assets and a decrease to income tax expense for the period the release is recorded. The Company's US valuation allowance, excluding that related to state separate taxes, is $163 million as at March 31, 2015. The exact timing and amount of future valuation release is subject to change on the basis of the level of profitability the Company is able to achieve.

Notes to the financial statements
 (Unaudited)

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
At March 31, 2015, time-based and performance-based options to purchase 5.0 million and 3.1 million shares (March 31, 2014: 7.0 million and 5.0 million), respectively, and 3.4 million restricted stock units (March 31, 2014: 2.9 million) were outstanding.
Basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2015	2014
	(millions, except per share data)
Net income attributable to Willis Group Holdings	$210	$246

Basic average number of shares outstanding	179	179
Dilutive effect of potentially issuable shares	3	3
Diluted average number of shares outstanding	182	182

Basic earnings per share:
Net income attributable to Willis Group Holdings shareholders	$1.17	$1.37
Dilutive effect of potentially issuable shares	(0.02)	(0.02)

Diluted earnings per share:
Net income attributable to Willis Group Holdings shareholders	$1.15	$1.35
Options to purchase 1.4 million shares were not included in the computation of the dilutive effect of stock options for the three months ended March 31, 2015 because the effect was antidilutive (three months ended March 31, 2014: 1.8 million shares).

Willis Group Holdings plc

7.    PENSION PLANS
The components of the net periodic benefit (income) cost of the UK, US and other defined benefit plans are as follows:

	Three months ended March 31,
	UK Pension Benefits		US Pension Benefits		Other Pension Benefits
	2015	2014	2015	2014	2015	2014
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$10	$11	$—	$—	$1	$—
Interest cost	26	30	10	10	2	2
Expected return on plan assets	(57)	(54)	(14)	(13)	(1)	(1)
Amortization of unrecognized prior service gain	(2)	(1)	—	—	—	—
Amortization of unrecognized actuarial loss	9	11	3	1	—	—
Net periodic (income) benefit cost	$(14)	$(3)	$(1)	$(2)	$2	$1

During the three months ended March 31, 2015, the Company made cash contributions of $40 million (2014: $21 million) into the UK defined benefit pension plan. In addition to this, a further payment of $2 million (2014: $3 million) was made in respect of employees’ salary sacrifice contributions. Cash contributions of $nil and $2 million (2014: $2 million and $2 million) were made to the US plan and other defined benefit pension plans, respectively.
Contributions to the UK defined benefit pension plan in 2015 are expected to total $93 million, of which approximately $18 million relates to ongoing contributions calculated as 15.9 percent of active plan members’ pensionable salaries, approximately $54 million relates to contributions towards funding the deficit and $21 million represents an exceptional return payment related to 10 percent of the $213 million share buyback program completed during 2014, as required under the current agreed schedule of contributions.
In addition, for full year 2015, the Company expects to contribute approximately $9 million to the UK defined benefit pension plan related to employees’ salary sacrifice contributions. The Company also expects to contribute approximately $10 million to the US plan and $10 million to the other defined benefit pension plans for the full year 2015 (inclusive of amounts contributed in the year to date).
Further contributions will be payable into the UK pension plan based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks and special dividends). In respect of 2015, any such contributions will be paid in 2016 on finalization of the calculations. Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($463 million) over the six-year period ended December 31, 2017.

The schedule of contributions is required to be renegotiated after three years or at any earlier time jointly agreed by the Company and the trustee. The Company is currently in negotiations with the plan’s Trustee to agree an updated funding strategy.

On March 6, 2015, the Company announced to members of the UK defined benefit pension plan that with effect from June 30, 2015, future salary increases would not be pensionable (the “salary freeze”). The Company has recognized the salary freeze as a plan amendment at the announcement date. The impact of the salary freeze is to reduce the plan’s projected benefit obligation by approximately $215 million and create a prior service gain which is recognized in other comprehensive income and then amortized to the statement of operations over the remaining expected service life of active employees.

Notes to the financial statements
 (Unaudited)

8.    COMMITMENTS AND CONTINGENCIES
Contractual Obligations
Pensions
The Company’s pension funding obligations are described in Note 7 — ‘Pension Plans’.
Other Contractual Obligations
In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP. As of March 31, 2015, there had been approximately $22 million of capital contributions towards this commitment.
In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As of March 31, 2015, there had been approximately $7 million of capital contributions towards this commitment.
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
On the basis of current information, the Company does not expect that the actual claims, lawsuits and other proceedings to which the Company is subject, or potential claims, lawsuits, and other proceedings relating to matters of which it is aware, will ultimately have a material adverse effect on the Company’s financial condition, results of operations or liquidity. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation and disputes with insurance companies and others, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
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

Willis Group Holdings plc

8. COMMITMENTS AND CONTINGENCIES (Continued)

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

On April 20, 2015, the plaintiffs filed their motion for class certification, the defendants filed their opposition to plaintiffs’ motion, and the plaintiffs filed their reply in further support of the motion. Pursuant to an agreed stipulation also filed with the court on April 20, 2015, the defendants have until June 4, 2015 to file a sur-reply in further opposition to the motion.

Notes to the financial statements
 (Unaudited)
8. COMMITMENTS AND CONTINGENCIES (Continued)

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

•
Rupert, et al. v. Winter, et al., Case No. 2009C115137, was filed on September 14, 2009 on behalf of 97 Stanford investors against Willis Group Holdings plc, Willis of Colorado, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). The complaint alleges claims under the Securities Act of 1933, Texas and Colorado statutory law and Texas common law and seeks special, consequential and treble damages of more than $300 million, attorneys’ fees and costs. On October 20, 2009, certain defendants, including Willis of Colorado, Inc., (i) removed Rupert to the U.S. District Court for the Western District of Texas, (ii) notified the JPML of the pendency of this related action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On April 1, 2010, the JPML issued a final transfer order for the transfer of Rupert to the Northern District of Texas. On January 24, 2012, the court remanded Rupert to Texas state court (Bexar County), but stayed the action until further order of the court. On August 13, 2012, the plaintiffs filed a motion to lift the stay, which motion was denied by the court on September 16, 2014. On October 10, 2014, the plaintiffs appealed the court’s denial of their motion to lift the stay to the U.S. Court of Appeals for the Fifth Circuit. On January 5, 2015, the Fifth Circuit consolidated the appeal with the appeal in the Rishmague, et ano. v. Winter, et al. action discussed below, and the consolidated appeal, which was fully briefed as of March 24, 2015, is currently pending. The defendants have not yet responded to the complaint in Rupert.

•
Casanova, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:10-CV-1862-O, was filed on September 16, 2010 on behalf of seven Stanford investors against Willis Group Holdings plc, Willis Limited, Willis of Colorado, Inc. and the same Willis associate, among others, also in the Northern District of Texas. The complaint alleges claims under Texas statutory and common law and seeks actual damages in excess of $5 million, punitive damages, attorneys’ fees and costs. On February 13, 2015, the parties filed an Agreed Motion for Partial Dismissal pursuant to which they agreed to the dismissal of certain claims pursuant to the motion to dismiss decisions in the Troice action discussed above and the Janvey action discussed below. Also on February 13, 2015, the defendants answered the complaint in the Casanova action.

•
Rishmague, et ano. v. Winter, et al., Case No. 2011CI2585, was filed on March 11, 2011 on behalf of two Stanford investors, individually and as representatives of certain trusts, against Willis Group Holdings plc, Willis of Colorado, Inc., Willis of Texas, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). The complaint alleges claims under Texas and Colorado statutory law and Texas common law and seeks special, consequential and treble damages of more than $37 million and attorneys’ fees and costs. On April 11, 2011, certain defendants, including Willis of Colorado, Inc., (i) removed Rishmague to the Western District of Texas, (ii) notified the JPML of the pendency of this related action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On August 8, 2011, the JPML issued a final transfer order for the transfer of Rishmague to the Northern District of Texas, where it is currently pending. On August 13, 2012, the plaintiffs joined with the plaintiffs

Willis Group Holdings plc

8. COMMITMENTS AND CONTINGENCIES (Continued)

in the Rupert action in their motion to lift the court’s stay of the Rupert action. On September 9, 2014, the court remanded Rishmague to Texas state court (Bexar County), but stayed the action until further order of the court and denied the plaintiffs’ motion to lift the stay. On October 10, 2014, the plaintiffs appealed the court’s denial of their motion to lift the stay to the Fifth Circuit. On January 5, 2015, the Fifth Circuit consolidated the appeal with the appeal in the Rupert action, and the consolidated appeal, which was fully briefed as of March 24, 2015, is currently pending. The defendants have not yet responded to the complaint in Rishmague.

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

On September 30, 2014, the court denied the plaintiffs’ motion to remand in Zacarias, and, on October 3, 2014, the court denied the plaintiffs’ motions to remand in Tisminesky and de Gadala Maria. On December 3, 2014 and March 3, 2015, the court granted the plaintiffs’ motions to remand in Barbar and Ranni, respectively, remanded both actions to Florida state court (Miami-Dade County) and stayed both actions until further order of the court. On January 2, 2015 and April 1, 2015, the plaintiffs in Barbar and Ranni, respectively, appealed the court’s December 3, 2014 and March 3, 2015 decisions to the Fifth Circuit. On April 22, 2015, the Fifth Circuit dismissed the Barbar appeal sua sponte for lack of jurisdiction. We believe the dismissal was in error and that the appeal is likely to be reinstated. The Ranni appeal is currently pending.

On April 1, 2015, the defendants filed motions to dismiss the complaints in Zacarias, Tisminesky and de Gadala-Maria, which motions are currently pending. The defendants have not yet responded to the complaints in Ranni or Barbar.

Notes to the financial statements
 (Unaudited)
8. COMMITMENTS AND CONTINGENCIES (Continued)

•
Janvey, et al. v. Willis of Colorado, Inc., et al., Case No. 3:13-CV-03980-D, was filed on October 1, 2013 also in the Northern District of Texas against Willis Group Holdings plc, Willis Limited, Willis North America Inc., Willis of Colorado, Inc. and the same Willis associate. The complaint was filed (i) by Ralph S. Janvey, in his capacity as Court-Appointed Receiver for the Stanford Receivership Estate, and the Official Stanford Investors Committee (the ‘OSIC’) against all defendants and (ii) on behalf of a putative, worldwide class of Stanford investors against Willis North America Inc. Plaintiffs Janvey and the OSIC allege claims under Texas common law and the court’s Amended Order Appointing Receiver, and the putative class plaintiffs allege claims under Texas statutory and common law. Plaintiffs seek actual damages in excess of $1 billion, punitive damages and costs. On November 15, 2013, plaintiffs filed the operative First Amended Complaint, which added certain defendants unaffiliated with Willis. On February 28, 2014, the defendants filed motions to dismiss the First Amended Complaint, which motions were granted in part and denied in part by the court on December 5, 2014. On December 22, 2014, Willis filed a motion to amend the court’s December 5 order to certify an interlocutory appeal to the Fifth Circuit, and, on December 23, 2014, Willis filed a motion to amend and, to the extent necessary, reconsider the court’s December 5 order. On January 16, 2015, the defendants answered the First Amended Complaint. On January 28, 2015, the court denied Willis’s motion to amend the court’s December 5 order to certify an interlocutory appeal to the Fifth Circuit. On February 4, 2015, the court granted Willis’s motion to amend and, to the extent necessary, reconsider the December 5 order.

As discussed above, on March 25, 2014, the parties in Troice and Janvey stipulated to the consolidation of the two actions for pre-trial purposes under Rule 42(a) of the Federal Rules of Civil Procedure. On March 28, 2014, the Court “so ordered” that stipulation and, thus, consolidated Troice and Janvey for pre-trial purposes under Rule 42(a).

On January 26, 2015, the court entered an order setting a schedule for briefing and discovery regarding the plaintiffs’ motion for class certification, which schedule, among other things, provided for the submission of the plaintiffs’ motion for class certification (following the completion of briefing and discovery) on July 20, 2015. By letter dated March 4, 2015, the parties requested that the court consolidate the scheduling orders entered in Troice and Janvey to provide for a class certification submission date of April 20, 2015 in both cases. On March 6, 2015, the court entered an order consolidating the scheduling orders in Troice and Janvey, providing for a class certification submission date of April 20, 2015 in both cases, and vacating the July 20, 2015 class certification submission date in the original Janvey scheduling order.

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

Interest Rate Risk — Interest Expense
The Company's operations are financed principally by $2,054 million fixed rate senior notes maturing through 2043 and $255 million under a 7-year term loan facility. The Company has access to (i) $800 million under a revolving credit facility expiring July 23, 2018, (ii) $400 million under a revolving credit facility expiring April 28, 2017, which will be available for regulatory capital purposes related to securities underwriting only, and (iii) $22 million under two further revolving credit facilities, of which $20 million is also only available for specific regulatory purposes only. As of March 31, 2015 $nil (December 31, 2014: $nil) was drawn on these facilities.
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
During the three months ended March 31, 2015 and three months ended March 31, 2014, the Company had no derivative financial instruments that were designated as cash flow hedges of interest rate risk.

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
At March 31, 2015 and December 31, 2014, the Company’s foreign currency contracts were all designated as hedging instruments except those relating to short-term cash flows and hedges of certain intercompany loans.

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for Pounds sterling in the case of US dollars and US dollars for Euro and Japanese yen. Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

	Sell	Fair value
	(millions)
US dollar	$727	$(47)
Euro	197	32
Japanese yen	55	7
In addition to forward exchange contracts, we undertake short-term foreign exchange swaps for liquidity purposes. These are not designated as hedges and do not qualify for hedge accounting. The fair values at March 31, 2015 and December 31, 2014 were immaterial.

During the three months ended March 31, 2015, the Company entered into a number of foreign currency transactions in order to hedge certain intercompany loans. These derivatives were not designated as hedging instruments and were for a total notional amount of $606 million (December 31, 2014: $352 million). In respect of these transactions, $2 million has been recognized as an asset within other current assets and an equivalent gain has been recognized in other (expense) income, net, for the period.

Derivative financial instruments
The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at March 31, 2015 and December 31, 2014:

		Fair value
Derivative financial instruments designated as hedging instruments:	Balance sheet classification	March 31, 2015	December 31, 2014
		(millions)
Assets:
Forward exchange contracts	Other assets	$39	$26
Total derivatives designated as hedging instruments		$39	$26
Liabilities:
Forward exchange contracts	Other liabilities	$47	$21
Total derivatives designated as hedging instruments		$47	$21

Willis Group Holdings plc

9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Cash Flow Hedges

The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for the three months ended March 31, 2015 and 2014:

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in OCI(i)on derivative (effective element)	Location of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Amount of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Location of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)	Amount of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)
	(millions)		(millions)		(millions)
Three months ended March 31, 2015
Interest rate swaps	$—	Investment income	$(1)	Other operating expenses	$—
Forward exchange contracts	(14)	Other (expense) income, net	1	Interest expense	—
Total	$(14)		$—		$—
Three months ended March 31, 2014
Interest rate swaps	$—	Investment income	$(2)	Other operating expenses	$—
Forward exchange contracts	—	Other (expense) income, net	1	Interest expense	—
Total	$—		$(1)		$—
 ____________________
Amounts above shown gross of tax.

(i) Other Comprehensive Loss

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
At March 31, 2015, the Company estimates there will be $1 million of net derivative gains reclassified from accumulated comprehensive loss into earnings within the next twelve months as the forecasted transactions affect earnings.

Credit Risk and Concentrations of Credit Risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted and may increase or decrease based on movements in interest rates and foreign exchange rates. The Company currently does not anticipate non-performance by its counterparties. The Company generally does not require collateral or other security to support financial instruments with credit risk.
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

Notes to the financial statements
 (Unaudited)
9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of March 31, 2015.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

Long-term debt (excluding related fair value hedges) - Fair values are based on quoted market values and so classified as Level 1 measurements.

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

	March 31, 2015
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Derivative financial instruments	—	39	—	39
Total assets	$—	$39	$—	$39
Liabilities at fair value:
Derivative financial instruments	—	47	—	47
Total liabilities	$—	$47	$—	$47

Willis Group Holdings plc

10. FAIR VALUE MEASUREMENT (Continued)

	December 31, 2014
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Derivative financial instruments	—	26	—	26
Total assets	$—	$26	$—	$26
Liabilities at fair value:
Derivative financial instruments	—	21	—	21
Total liabilities	$—	$21	$—	$21

Fair value information about financial instruments not measured at fair value on a recurring basis

The following table presents the carrying values and estimated fair values of the Company's financial instruments not measured at fair value on a recurring basis. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

	March 31, 2015		December 31, 2014
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Assets:
Cash and cash equivalents	$503	$503	$635	$635
Fiduciary funds (included within Fiduciary assets)	$2,015	$2,015	$1,888	$1,888
Liabilities:
Current portion of long term debt	$168	$169	$167	$169
Long-term debt	2,137	2,330	2,142	2,327

Notes to the financial statements
 (Unaudited)

11.    GOODWILL
Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Goodwill is not amortized but is subject to impairment testing annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable.

The Company is organized into four reporting units which are consistent with its operating segments: North America, International, Willis Capital, Wholesale and Reinsurance and Willis GB - see Note 17 - 'Segment Information' for detailed descriptions of the segments. Goodwill is allocated to these reporting units based on the original purchase price allocation for acquisitions within the reporting units. When a business entity is sold, goodwill is allocated to the disposed entity based on the relative fair value of that entity compared with the fair value of the reporting unit in which it is included.

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2015 and the year ended December 31, 2014 are as follows:

	Willis GB (formerly Global)	Willis Capital, Wholesale & Reinsurance	Willis North America	Willis International	Total

Balance at January 1, 2014
Goodwill, gross	$1,145	$—	$1,776	$409	$3,330
Accumulated impairment losses	—	—	(492)	—	(492)
Goodwill, net	$1,145	$—	$1,284	$409	$2,838
Other movements (i)	88	—	(45)	(43)	—
Purchase price allocation adjustments	3	—	3	7	13
Goodwill acquired during the year	5	—	—	179	184
Goodwill disposed of during the year	—	—	(48)	—	(48)
Foreign exchange	(7)	—	—	(43)	(50)
Balance at December 31, 2014
Goodwill, gross	$1,234	$—	$1,686	$509	$3,429
Accumulated impairment losses	—	—	(492)	—	(492)
Goodwill, net	$1,234	$—	$1,194	$509	$2,937
Other movements (ii)	(679)	852	(174)	1	—
Goodwill disposed of during the period	—	—	(6)	—	(6)
Foreign exchange	(4)	(1)	(1)	(36)	(42)
Balance at March 31, 2015
Goodwill, gross	$551	$851	$1,505	$474	$3,381
Accumulated impairment losses	—	—	(492)	—	(492)
Goodwill, net	$551	$851	$1,013	$474	$2,889
________________________________

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

(ii)
Effective January 1, 2015, the Company changed its internal reporting structure from three reporting units, formerly known as Willis Global, Willis North America and Willis International into four reporting units: Willis GB, Willis Capital Wholesale & Reinsurance, Willis North America and Willis International. As a result: certain specialty and captive businesses, previously reported as part of Willis Global, are now reported within the North America and International segments; Willis Re, Willis Capital Markets & Advisory and Wholesale, previously reported as part of Willis Global, are now reported within the Willis Capital Wholesale & Reinsurance segment; North American P&C business placed in the London Market, previously reported as part of North America, is now reported within the Willis GB segment; and certain portfolio and programs businesses, previously reported as part of North America, are now reported within the Willis Capital Wholesale & Reinsurance segment. Goodwill has been reallocated between segments using the relative fair value allocation approach.

Willis Group Holdings plc

12.    OTHER INTANGIBLE ASSETS, NET

Other intangible assets are classified into the following categories:

•	Client Relationships

•	Management Contracts

•	Other, including:

◦	non-compete agreements

◦	trade names

◦	contract based, technology and other
The major classes of amortizable intangible assets are as follows:

	March 31, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(millions)
Customer and Marketing Related:
Client relationships	$672	$(323)	$349	$689	$(316)	$373
Management contracts	65	(2)	63	71	(1)	70
Other	10	(4)	6	11	(4)	7
Total amortizable intangible assets	$747	$(329)	$418	$771	$(321)	$450

The aggregate amortization of intangible assets for the three months ended March 31, 2015 was $14 million (three months ended March 31, 2014: $13 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
	(millions)
Amortization of intangible assets	$41	$49	$44	$40	$36	$208	$418

Notes to the financial statements
 (Unaudited)

13.    OTHER ASSETS
An analysis of other assets is as follows:

	March 31, 2015	December 31, 2014
	(millions)
Other current assets
Prepayments and accrued income	$89	$81
Income tax receivable	28	30
Deferred compensation plan assets	12	17
Derivatives	22	16
Other receivables	67	70
Total other current assets	$218	$214
Other non-current assets
Deferred compensation plan assets	$90	$92
Accounts receivable, net	29	29
Other investments	29	29
Derivatives	17	10
Other receivables	64	60
Total other non-current assets	$229	$220
Total other assets	$447	$434

14.    OTHER LIABILITIES
An analysis of other liabilities is as follows:

	March 31, 2015	December 31, 2014
	(millions)
Other current liabilities
Accounts payable	$130	$131
Accrued dividends payable	58	55
Other taxes payable	103	44
Derivatives	23	12
Deferred compensation plan liability	12	17
Other payables	135	185
Total other current liabilities	$461	$444
Other non-current liabilities
Incentives from lessors	$164	$171
Deferred compensation plan liability	90	92
Accounts payable	18	14
Derivatives	24	9
Other payables	102	103
Total other non-current liabilities	$398	$389
Total other liabilities	$859	$833

Willis Group Holdings plc

15.    DEBT
Short-term debt and current portion of the long-term debt consists of the following:

	March 31, 2015	December 31, 2014
	(millions)
Current portion of 7-year term loan facility expiring 2018	$18	$17
5.625% senior notes due 2015	148	148
Fair value adjustment on 5.625% senior notes due 2015	1	1
3-year term loan facility expires 2015	1	1
	$168	$167
Long-term debt consists of the following:

	March 31, 2015	December 31, 2014
	(millions)
7-year term loan facility expiring 2018	$237	$242
4.125% senior notes due 2016	299	299
6.200% senior notes due 2017	394	394
7.000% senior notes due 2019	187	187
5.750% senior notes due 2021	497	497
4.625% senior notes due 2023	249	249
6.125% senior notes due 2043	274	274
	$2,137	$2,142
Term loan
The 7-year term loan facility expiring 2018 bears interest at LIBOR plus 1.50% and is repayable in quarterly instalments and a final repayment of $186 million is due in the third quarter of 2018.
$800 million revolving credit facility
Drawings under the $800 million revolving credit facility bear interest at LIBOR plus 1.50% and the facility expires on July 23, 2018. These margins apply while the Company’s debt rating remains BBB-/Baa3.
On February 27, 2015 Trinity Acquisition Limited, a wholly-owned subsidiary of Willis Group Holdings plc entered into an amendment to the $800 million revolving credit facility permitting Willis Securities, Inc. (WSI), another wholly-owned subsidiary of Willis Group Holdings plc, to incur up to $400 million of indebtedness under this facility for the purpose of investing in certain underwritten securities in the ordinary course of WSI's business.
As of March 31, 2015 $nil was outstanding under the $800 million revolving credit facility (December 31, 2014: $nil).
WSI revolving credit facility
On March 3, 2014, WSI, entered into a $300 million revolving note and cash subordination agreement available for drawing from March 3, 2014 through March 3, 2015. At that time, the aggregate unpaid principal amount of all advances was repayable on or before March 3, 2016.
On April 28, 2014, WSI entered into an amendment to the $300 million revolving note and cash subordination agreement to increase the amount of financing and to extend both the end date of the credit period and the repayment date. As a result of this amendment, the revolving credit facility was increased from $300 million to $400 million. The end date of the credit period was extended to April 28, 2015 and the repayment date was extended to April 28, 2016.

Notes to the financial statements
 (Unaudited)
15. DEBT (Continued)

On February 27, 2015, WSI entered into a second amendment to the revolving note and cash subordination agreement. This amendment included all of the following: (i) the end date of the credit period was extended to April 28, 2016 and the repayment date was extended to April 28, 2017; (ii) WSI was permitted to incur up to $400 million in indebtedness under the $800 million revolving credit facility held by Trinity Acquisition Limited, and (iii) WSI will have the ability to borrow in Euro, Yen and other approved currencies subject to a reserve for foreign currency fluctuation.
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
As of March 31, 2015 $nil was outstanding under the $400 million WSI revolving credit facility (December 31, 2014: $nil).

16.    COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three months ended March 31,
	2015			2014
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
	(millions)
Other comprehensive income (loss):
Foreign currency translation adjustments	$(112)	$—	$(112)	$3	$—	$3
Pension funding adjustments:
Foreign currency translation on pension funding adjustments	40	(10)	30	(5)	2	(3)
Net actuarial gain	25	(5)	20	—	—	—
Prior service gain	215	(43)	172	—	—	—
Amortization of unrecognized actuarial loss	12	(2)	10	12	(2)	10
Amortization of unrecognized prior service gain	(2)	—	(2)	(1)	—	(1)
	290	(60)	230	6	—	6
Derivative instruments:
Interest rate swap reclassification adjustment	(1)	—	(1)	(2)	—	(2)
Loss on forward exchange contracts (effective element)	(14)	3	(11)	—	—	—
Forward exchange contracts reclassification adjustment	1	—	1	1	—	1
	(14)	3	(11)	(1)	—	(1)
Other comprehensive income	164	(57)	107	8	—	8
Less: Other comprehensive loss attributable to noncontrolling interests	7	—	7	—	—	—
Other comprehensive income attributable to Willis Group Holdings	$171	$(57)	$114	$8	$—	$8

Willis Group Holdings plc

16. COMPREHENSIVE INCOME (LOSS) (Continued)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Net foreign currency translation adjustment	Pension funding adjustment	Net unrealized gain on derivative instruments	Total
	(millions)
Balance at December 31, 2014	$(191)	$(893)	$18	$(1,066)
Other comprehensive (loss) income before reclassifications	(105)	222	(11)	106
Amounts reclassified from accumulated other comprehensive income	—	8	—	8
Net current-period other comprehensive (loss) income, net of tax and noncontrolling interests	(105)	230	(11)	114
Balance at March 31, 2015	$(296)	$(663)	$7	$(952)

Amounts reclassified out of accumulated other comprehensive loss into the statement of operations are as follows:

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss		Affected line item in the statement of operations
	Three months ended March 31,
	2015	2014
	(millions)
Gains and losses on cash flow hedges (Note 9)
Interest rate swaps	$(1)	$(2)	Investment income
Foreign exchange contracts	1	1	Other (expense) income, net
	—	(1)	Total before tax
Tax	—	—
	$—	$(1)	Net of tax
Amortization of defined benefit pension items (Note 7)
Prior service gain	$(2)	$(1)	Salaries and benefits
Net actuarial loss	12	12	Salaries and benefits
	10	11	Total before tax
Tax	(2)	(2)
	$8	$9	Net of tax

Total reclassifications for the period	$8	$8

Notes to the financial statements
 (Unaudited)

17.    SEGMENT INFORMATION

Effective from January 1, 2015, the Company changed the way it manages and reports operating results, resulting in a change in the Company’s operating and reportable segments from three segments, formerly known as Willis Global, Willis North America and Willis International, into four: Willis Capital, Wholesale and Reinsurance ('Willis CWR'); Willis North America Inc. ('Willis North America'); Willis International; and Willis GB.
The changes to the operating and reportable segments are as follows:

•
Willis International and Willis North America remain largely unchanged except for certain specialty teams formerly included in Global which are now included in the geographic regions in which they are located;

•
Willis CWR includes Willis Re, Willis Capital Markets & Advisory and the Company's wholesale business. In addition, it also includes a new unit called Willis Portfolio and Underwriting Services which includes all of the Company's activities that provide these services; and

•	Willis GB includes the Company's UK retail business, facultative business and London Specialty business.
The prior period comparatives have been retrospectively reclassified to take into account these changes.
For internal reporting and segmental reporting, the following items for which segmental management are not held accountable are excluded from segmental expenses:

(i)	costs of the holding company;

(ii)	costs of Group functions, leadership and projects;

(iii)	significant legal and regulatory settlements which are managed centrally;

(iv)	non-servicing elements of the defined benefit pension schemes cost (income); and

(v)	restructuring costs associated with the Operational Improvement Program.
The accounting policies of the segments are consistent with those described in Note 2 — ‘Basis of Presentation and Significant Accounting Policies’ to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.
Selected information regarding the Company’s segments is as follows:

Willis Group Holdings plc

17. SEGMENT INFORMATION (Continued)

	Three months ended March 31, 2015
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Segment operating income
	(millions)
Willis GB	$142	$1	$—	$143	$6	$21
Willis Capital, Wholesale and Reinsurance	296	1	—	297	2	153
Willis North America	356	—	3	359	16	78
Willis International	287	1	—	288	9	70
Total Segments	1,081	3	3	1,087	33	322
Corporate and Other (i)	—	—	—	—	3	(29)
Total Consolidated	$1,081	$3	$3	$1,087	$36	$293

	Three months ended March 31, 2014
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Segment operating income
	(millions)
Willis GB	$150	$1	$2	$153	$7	$22
Willis Capital, Wholesale and Reinsurance	303	1	—	304	2	168
Willis North America	354	—	1	355	18	83
Willis International	283	2	—	285	6	84
Total Segments	1,090	4	3	1,097	33	357
Corporate and Other (i)	—	—	—	—	3	(31)
Total Consolidated	$1,090	$4	$3	$1,097	$36	$326
________________________________

(i)	See the following table for an analysis of the ‘Corporate and Other’ line.

	Three months ended March 31,
	2015	2014
	(millions)
Costs of the holding company	$(2)	$(2)
Costs related to Group functions, leadership and projects	(37)	(41)
Non-servicing elements of defined benefit pensions	22	13
Operational Improvement Program (a)	(11)	—
Other	(1)	(1)
Total Corporate and Other	$(29)	$(31)
___________________________

(a)	Restructuring charge relating to the Operational Improvement Program. See Note 3 — 'Restructuring Costs', above.

The following table reconciles total consolidated operating income, as disclosed in the segment tables above, to consolidated income before income taxes and interest in earnings of associates:

Notes to the financial statements
 (Unaudited)
17. SEGMENT INFORMATION (Continued)

	Three months ended March 31,
	2015	2014
	(millions)
Total consolidated operating income	$293	$326
Other (expense) income, net	(6)	—
Interest expense	(33)	(32)
Income before income taxes and interest in earnings of associates	$254	$294

18.    SUBSEQUENT EVENTS
On April 22, 2015, the Company announced that it had made a firm offer to acquire the remaining 70 percent of Gras Savoye that it currently does not own for approximately €550 million (approximately $592 million), which includes the repayment of outstanding third-party debt, estimated to be approximately €40 million (approximately $43 million). The transaction, which is subject to regulatory approval and Gras Savoye's workers councils' consultation, is expected to close on or around December 31, 2015.
In addition to this firm offer, the Company has issued notice preserving its right under an existing shareholder agreement to acquire the remaining shares in Gras Savoye in June 2016, should the firm offer not be accepted. In that case, the purchase price would be determined by a formula under that agreement and the expected closing of the transaction would be mid-2016.

Willis Group Holdings plc

19.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
Willis North America has $148 million senior notes outstanding that were issued on July 1, 2005, $394 million of senior notes issued on March 28, 2007 and $187 million of senior notes issued on September 29, 2009.
All direct obligations under the senior notes were jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited and Willis Group Limited (collectively, the ‘Other Guarantors’, and with Willis Group Holdings, the ‘Guarantor Companies’).
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
The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as of March 31, 2015 of Willis Group Holdings, the Other Guarantors and the Issuer.
The entities included in the Other Guarantors column as of March 31, 2015 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited, and Willis Group Limited.

Notes to the financial statements
 (Unaudited)
19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Three months ended March 31, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$4	$1,077	$—	$1,081
Investment income	—	—	—	3	—	3
Other income	—	—	—	3	—	3
Total revenues	—	—	4	1,083	—	1,087
EXPENSES
Salaries and benefits	—	—	(20)	(547)	—	(567)
Other operating expenses	(9)	(14)	(2)	(135)	—	(160)
Depreciation expense	—	(1)	(4)	(17)	—	(22)
Amortization of intangible assets	—	—	—	(14)	—	(14)
Restructuring costs	—	(14)	(5)	(12)		(31)
Total expenses	(9)	(29)	(31)	(725)	—	(794)
OPERATING (LOSS) INCOME	(9)	(29)	(27)	358	—	293
Other (expense) income, net	(12)	6	—	(1)	1	(6)
Income from group undertakings	—	54	56	25	(135)	—
Expenses due to group undertakings	—	(8)	(44)	(83)	135	—
Interest expense	(11)	(9)	(11)	(2)	—	(33)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(32)	14	(26)	297	1	254
Income taxes	—	6	8	(70)	—	(56)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(32)	20	(18)	227	1	198
Interest in earnings of associates, net of tax	—	2	—	14	—	16
Equity account for subsidiaries	242	215	66	—	(523)	—
NET INCOME	210	237	48	241	(522)	214
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$210	$237	$48	$237	$(522)	$210

Willis Group Holdings plc

19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$324	$354	$51	$370	$(778)	$321
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	3	—	3
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$324	$354	$51	$373	$(778)	$324

Notes to the financial statements
 (Unaudited)
19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Three months ended March 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$2	$1,088	$—	$1,090
Investment income	—	—	—	4	—	4
Other income	—	—	—	3	—	3
Total revenues	—	—	2	1,095	—	1,097
EXPENSES
Salaries and benefits	—	—	(19)	(551)	—	(570)
Other operating expenses	(4)	(24)	(17)	(120)	—	(165)
Depreciation expense	—	(1)	(4)	(18)	—	(23)
Amortization of intangible assets	—	—	—	(13)	—	(13)
Total expenses	(4)	(25)	(40)	(702)	—	(771)
OPERATING (LOSS) INCOME	(4)	(25)	(38)	393	—	326
Other income (expense), net	—	1	—	(1)	—	—
Income from group undertakings	—	59	43	27	(129)	—
Expenses due to group undertakings	—	(8)	(46)	(75)	129	—
Interest expense	(11)	(9)	(11)	(1)	—	(32)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(15)	18	(52)	343	—	294
Income taxes	—	5	19	(87)	—	(63)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(15)	23	(33)	256	—	231
Interest in earnings of associates, net of tax	—	3	—	16	—	19
Equity account for subsidiaries	261	230	83	—	(574)	—
NET INCOME	246	256	50	272	(574)	250
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$246	$256	$50	$268	$(574)	$246

Willis Group Holdings plc

19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$254	$264	$51	$281	$(592)	$258
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$254	$264	$51	$277	$(592)	$254

Notes to the financial statements
 (Unaudited)
19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Balance Sheet

	As of March 31, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6	$—	$—	$497	$—	$503
Accounts receivable, net	—	—	6	1,144	—	1,150
Fiduciary assets	—	—	—	9,444	—	9,444
Deferred tax assets	—	—	—	13	—	13
Other current assets	1	37	21	192	(33)	218
Amounts due from group undertakings	3,611	936	971	1,137	(6,655)	—
Total current assets	3,618	973	998	12,427	(6,688)	11,328
NON-CURRENT ASSETS
Investments in subsidiaries	—	2,910	787	—	(3,697)	—
Fixed assets, net	—	21	40	401	—	462
Goodwill	—	—	—	2,889	—	2,889
Other intangible assets, net	—	—	—	418	—	418
Investments in associates	—	133	—	34	—	167
Deferred tax assets	—	—	—	6	—	6
Pension benefits asset	—	—	—	606	—	606
Other non-current assets	2	8	2	217	—	229
Non-current amounts due from group undertakings	—	518	752	—	(1,270)	—
Total non-current assets	2	3,590	1,581	4,571	(4,967)	4,777
TOTAL ASSETS	$3,620	$4,563	$2,579	$16,998	$(11,655)	$16,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$9,444	$—	$9,444
Deferred revenue and accrued expenses	1	12	24	371	—	408
Income taxes payable	—	—	—	82	(33)	49
Short-term debt and current portion of long-term debt	—	18	149	1	—	168
Deferred tax liabilities	—	—	—	18	—	18
Other current liabilities	60	4	16	381	—	461
Amounts due to group undertakings	—	4,373	1,497	785	(6,655)	—
Total current liabilities	61	4,407	1,686	11,082	(6,688)	10,548

Willis Group Holdings plc

19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Balance Sheet (continued)

	As of March 31, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NON-CURRENT LIABILITIES
Investments in subsidiaries	465	—	—	—	(465)	—
Long-term debt	796	760	581	—	—	2,137
Liabilities for pension benefits	—	—	—	277	—	277
Deferred tax liabilities	—	—	—	185	—	185
Provisions for liabilities	—	—	—	188	—	188
Other non-current liabilities	—	—	16	382	—	398
Non-current amounts due to group undertakings	—	—	518	752	(1,270)	—
Total non-current liabilities	1,261	760	1,115	1,784	(1,735)	3,185
TOTAL LIABILITIES	$1,322	$5,167	$2,801	$12,866	$(8,423)	$13,733

REDEEMABLE NONCONTROLLING INTEREST	—	—	—	51	—	51

EQUITY
Total Willis Group Holdings stockholders’ equity	2,298	(604)	(222)	4,058	(3,232)	2,298
Noncontrolling interests	—	—	—	23	—	23
Total equity	2,298	(604)	(222)	4,081	(3,232)	2,321
TOTAL LIABILITIES AND EQUITY	$3,620	$4,563	$2,579	$16,998	$(11,655)	$16,105

Notes to the financial statements
 (Unaudited)
19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Condensed Consolidating Balance Sheet

	As of December 31, 2014
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

	As of December 31, 2014
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

Notes to the financial statements
 (Unaudited)
19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(20)	$13	$(47)	$(10)	$—	$(64)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	4	—	4
Additions to fixed assets	—	(3)	(1)	(12)	—	(16)
Additions to intangible assets	—	—	—	(1)	—	(1)
Acquisitions of operations, net of cash acquired	—	—	—	(8)	—	(8)
Proceeds from disposal of operations, net of cash disposed	—	—	—	13	—	13
Proceeds from intercompany investing activities	51	—	48	—	(99)	—
Repayments of intercompany investing activities	—	(11)	—	(26)	37	—
Net cash provided by (used in) investing activities	51	(14)	47	(30)	(62)	(8)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(1)	—	(1)
Repayments of debt	—	(4)	—	—	—	(4)
Repurchase of shares	(15)	—	—	—	—	(15)
Proceeds from issue of shares	35	—	—	—	—	35
Excess tax benefits from share-based payment arrangements	—	—	—	3	—	3
Dividends paid	(54)	—	—	—	—	(54)
Dividends paid to noncontrolling interests	—	—	—	(3)	—	(3)
Proceeds from intercompany financing activities	—	26	—	11	(37)	—
Repayments of intercompany financing activities	—	(23)	—	(76)	99	—
Net cash used in financing activities	(34)	(1)	—	(66)	62	(39)
DECREASE IN CASH AND CASH EQUIVALENTS	(3)	(2)	—	(106)	—	(111)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(21)	—	(21)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	—	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6	$—	$—	$497	$—	$503

Willis Group Holdings plc

19. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23)	$25	$(21)	$25	$(1)	$5
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	1	1	(1)	1
Additions to fixed assets	—	(2)	(2)	(19)	1	(22)
Additions to intangible assets	—	—	—	(1)	—	(1)
Payments to acquire other investments	—	—	—	(4)	—	(4)
Proceeds from sale of operations, net of cash disposed	—	—	—	5	—	5
Proceeds from intercompany investing activities	65	12	120	115	(312)	—
Repayments of intercompany investing activities	—	—	—	(16)	16	—
Net cash provided by (used in) investing activities	65	10	119	81	(296)	(21)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(2)	—	(2)
Repayments of debt	—	(4)	—	—	—	(4)
Repurchase of shares	(35)	—	—	—	—	(35)
Proceeds from issue of shares	43	—	—	—	—	43
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	(50)	—	—	(1)	1	(50)
Dividends paid to noncontrolling interests	—	—	—	(2)	—	(2)
Proceeds from intercompany financing activities	—	16	—	—	(16)	—
Repayments of intercompany financing activities	—	(47)	(98)	(167)	312	—
Net cash used in financing activities	(42)	(35)	(98)	(171)	297	(49)
DECREASE IN CASH AND CASH EQUIVALENTS	—	—	—	(65)	—	(65)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3	—	3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	3	—	790	—	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$3	$—	$728	$—	$734

Notes to the financial statements
 (Unaudited)

20.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
On March 17, 2011, the Company issued senior notes totaling $800 million in a registered public offering. These debt securities are issued by Willis Group Holdings (‘Holdings Debt Securities’) and are guaranteed by certain of the Company’s subsidiaries. Therefore, the Company is providing the unaudited condensed consolidating financial information below. The following wholly owned subsidiaries (directly or indirectly) fully and unconditionally guarantee the Holdings Debt Securities on a joint and several basis: Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited, Willis Group Limited, and Willis North America (the ‘Guarantors’).
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
The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as of March 31, 2015 of Willis Group Holdings and the Guarantors.
The entities included in the Guarantors column as of March 31, 2015 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited, Willis Group Limited, and Willis North America.

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Three months ended March 31, 2015
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$4	$1,077	$—	$1,081
Investment income	—	—	3	—	3
Other income	—	—	3	—	3
Total revenues	—	4	1,083	—	1,087
EXPENSES
Salaries and benefits	—	(20)	(547)	—	(567)
Other operating expenses	(9)	(16)	(135)	—	(160)
Depreciation expense	—	(5)	(17)	—	(22)
Amortization of intangible assets	—	—	(14)	—	(14)
Restructuring costs	—	(19)	(12)	—	(31)
Total expenses	(9)	(60)	(725)	—	(794)
OPERATING (LOSS) INCOME	(9)	(56)	358	—	293
Other (expense) income, net	(12)	6	(1)	1	(6)
Income from group undertakings	—	83	25	(108)	—
Expenses due to group undertakings	—	(25)	(83)	108	—
Interest expense	(11)	(20)	(2)	—	(33)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(32)	(12)	297	1	254
Income taxes	—	14	(70)	—	(56)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(32)	2	227	1	198
Interest in earnings of associates, net of tax	—	2	14	—	16
Equity account for subsidiaries	242	233	—	(475)	—
NET INCOME	210	237	241	(474)	214
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$210	$237	$237	$(474)	$210

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2015
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$324	$354	$370	$(727)	$321
Less: comprehensive loss attributable to noncontrolling interests	—	—	3	—	3
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$324	$354	$373	$(727)	$324

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Three months ended March 31, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$2	$1,088	$—	$1,090
Investment income	—	—	4	—	4
Other income	—	—	3	—	3
Total revenues	—	2	1,095	—	1,097
EXPENSES
Salaries and benefits	—	(19)	(551)	—	(570)
Other operating expenses	(4)	(41)	(120)	—	(165)
Depreciation expense	—	(5)	(18)	—	(23)
Amortization of intangible assets	—	—	(13)	—	(13)
Total expenses	(4)	(65)	(702)	—	(771)
OPERATING (LOSS) INCOME	(4)	(63)	393	—	326
Other income (expense), net	—	1	(1)	—	—
Income from group undertakings	—	75	27	(102)	—
Expenses due to group undertakings	—	(27)	(75)	102	—
Interest expense	(11)	(20)	(1)	—	(32)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(15)	(34)	343	—	294
Income taxes	—	24	(87)	—	(63)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(15)	(10)	256	—	231
Interest in earnings of associates, net of tax	—	3	16	—	19
Equity account for subsidiaries	261	263	—	(524)	—
NET INCOME	246	256	272	(524)	250
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$246	$256	$268	$(524)	$246

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$254	$264	$281	$(541)	$258
Less: comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$254	$264	$277	$(541)	$254

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Balance Sheet

	As of March 31, 2015
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6	$—	$497	$—	$503
Accounts receivable, net	—	6	1,144	—	1,150
Fiduciary assets	—	—	9,444	—	9,444
Deferred tax assets	—	—	13	—	13
Other current assets	1	58	192	(33)	218
Amounts due from group undertakings	3,611	648	1,137	(5,396)	—
Total current assets	3,618	712	12,427	(5,429)	11,328
NON-CURRENT ASSETS
Investments in subsidiaries	—	3,919	—	(3,919)	—
Fixed assets, net	—	61	401	—	462
Goodwill	—	—	2,889	—	2,889
Other intangible assets, net	—	—	418	—	418
Investments in associates	—	133	34	—	167
Deferred tax assets	—	—	6	—	6
Pension benefits asset	—	—	606	—	606
Other non-current assets	2	10	217	—	229
Non-current amounts due from group undertakings	—	752	—	(752)	—
Total non-current assets	2	4,875	4,571	(4,671)	4,777
TOTAL ASSETS	$3,620	$5,587	$16,998	$(10,100)	$16,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$9,444	$—	$9,444
Deferred revenue and accrued expenses	1	36	371	—	408
Income taxes payable	—	—	82	(33)	49
Short-term debt and current portion of long-term debt	—	167	1	—	168
Deferred tax liabilities	—	—	18	—	18
Other current liabilities	60	20	381	—	461
Amounts due to group undertakings	—	4,611	785	(5,396)	—
Total current liabilities	61	4,834	11,082	(5,429)	10,548

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Balance Sheet (continued)

	As of March 31, 2015
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NON-CURRENT LIABILITIES
Investments in subsidiaries	465	—	—	(465)	—
Long-term debt	796	1,341	—	—	2,137
Liabilities for pension benefits	—	—	277	—	277
Deferred tax liabilities	—	—	185	—	185
Provisions for liabilities	—	—	188	—	188
Other non-current liabilities	—	16	382	—	398
Non-current amounts due to group undertakings	—	—	752	(752)	—
Total non-current liabilities	1,261	1,357	1,784	(1,217)	3,185
TOTAL LIABILITIES	$1,322	$6,191	$12,866	$(6,646)	$13,733

REDEEMABLE NONCONTROLLING INTEREST	—	—	51	—	51

EQUITY
Total Willis Group Holdings stockholders’ equity	2,298	(604)	4,058	(3,454)	2,298
Noncontrolling interests	—	—	23	—	23
Total equity	2,298	(604)	4,081	(3,454)	2,321
TOTAL LIABILITIES AND EQUITY	$3,620	$5,587	$16,998	$(10,100)	$16,105

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of December 31, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9	$2	$624	$—	$635
Accounts receivable, net	—	4	1,040	—	1,044
Fiduciary assets	—	—	8,948	—	8,948
Deferred tax assets	—	—	12	—	12
Other current assets	1	37	205	(29)	214
Amounts due to group undertakings	3,674	731	1,114	(5,519)	—
Total current assets	3,684	774	11,943	(5,548)	10,853
NON-CURRENT ASSETS
Investments in subsidiaries	—	3,528	—	(3,528)	—
Fixed assets, net	—	62	421	—	483
Goodwill	—	—	2,937	—	2,937
Other intangible assets, net	—	—	450	—	450
Investments in associates	—	147	22	—	169
Deferred tax assets	—	—	9	—	9
Pension benefits asset	—	—	314	—	314
Other non-current assets	3	10	207	—	220
Non-current amounts due to group undertakings	—	740	—	(740)	—
Total non-current assets	3	4,487	4,360	(4,268)	4,582
TOTAL ASSETS	$3,687	$5,261	$16,303	$(9,816)	$15,435
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$8,948	$—	$8,948
Deferred revenue and accrued expenses	1	34	584	—	619
Income taxes payable	—	7	55	(29)	33
Short-term debt and current portion of long-term debt	—	166	1	—	167
Deferred tax liabilities	—	—	21	—	21
Other current liabilities	67	57	320	—	444
Amounts due to group undertakings	—	4,623	896	(5,519)	—
Total current liabilities	68	4,887	10,825	(5,548)	10,232
NON-CURRENT LIABILITIES
Investments in subsidiaries	838	—	—	(838)	—
Long-term debt	796	1,346	—	—	2,142
Liabilities for pension benefits	—	—	284	—	284
Deferred tax liabilities	—	—	128	—	128
Provisions for liabilities	—	—	194	—	194
Other non-current liabilities	—	17	372	—	389
Non-current amounts due to group undertakings	—	—	740	(740)	—
Total non-current liabilities	1,634	1,363	1,718	(1,578)	3,137
TOTAL LIABILITIES	$1,702	$6,250	$12,543	$(7,126)	$13,369

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (continued)

	As of December 31, 2014
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

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2015
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH USED IN OPERATING ACTIVITIES	$(20)	$(34)	$(10)	$—	$(64)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	4	—	4
Additions to fixed assets	—	(4)	(12)	—	(16)
Additions to intangible assets	—	—	(1)	—	(1)
Acquisitions of operations, net of cash acquired	—	—	(8)	—	(8)
Proceeds from disposal of operations, net of cash disposed	—	—	13	—	13
Proceeds from intercompany investing activities	51	48	—	(99)	—
Repayments of intercompany investing activities	—	(11)	(26)	37	—
Net cash provided by (used in) investing activities	51	33	(30)	(62)	(8)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	(1)	—	(1)
Repayments of debt	—	(4)	—	—	(4)
Repurchase of shares	(15)	—	—	—	(15)
Proceeds from issue of shares	35	—	—	—	35
Excess tax benefits from share-based payment arrangement	—	—	3	—	3
Dividends paid	(54)	—	—	—	(54)
Dividends paid to noncontrolling interests	—	—	(3)	—	(3)
Proceeds from intercompany financing activities	—	26	11	(37)	—
Repayments of intercompany financing activities	—	(23)	(76)	99	—
Net cash used in financing activities	(34)	(1)	(66)	62	(39)
DECREASE IN CASH AND CASH EQUIVALENTS	(3)	(2)	(106)	—	(111)
Effect of exchange rate changes on cash and cash equivalents	—	—	(21)	—	(21)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6	$—	$497	$—	$503

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23)	$4	$25	$(1)	$5
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	1	1	(1)	1
Additions to fixed assets	—	(4)	(19)	1	(22)
Additions to intangible assets	—	—	(1)	—	(1)
Payments to acquire other investments	—	—	(4)	—	(4)
Proceeds from disposal of operations, net of cash disposed	—	—	5	—	5
Proceeds from intercompany investing activities	65	120	115	(300)	—
Repayments of intercompany investing activities	—	—	(16)	16	—
Net cash provided by (used in) investing activities	65	117	81	(284)	(21)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	(2)	—	(2)
Repayments of debt	—	(4)	—	—	(4)
Repurchase of shares	(35)	—	—	—	(35)
Proceeds from issue of shares	43	—	—	—	43
Excess tax benefits from share-based payment arrangement	—	—	1	—	1
Dividends paid	(50)	—	(1)	1	(50)
Dividends paid to noncontrolling interests	—	—	(2)	—	(2)
Proceeds from intercompany financing activities	—	16	—	(16)	—
Repayments of intercompany financing activities	—	(133)	(167)	300	—
Net cash used in financing activities	(42)	(121)	(171)	285	(49)
DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(65)	—	(65)
Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	3	790	—	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$3	$728	$—	$734

Willis Group Holdings plc

21.	FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
Trinity Acquisition Limited has $525 million senior notes outstanding that were issued on August 15, 2013.
All direct obligations under the senior notes were jointly and severally, irrevocably and fully, and unconditionally guaranteed by Willis Netherlands Holdings B.V, Willis Investment UK Holdings Limited, TA I Limited, Willis Group Limited and Willis North America, Inc. (collectively, the 'Other Guarantors', and with Willis Group Holdings, the 'Guarantor Companies').
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

(ii)
the Other Guarantors, which are wholly owned subsidiaries (directly or indirectly) of the parent. Willis Netherlands B.V, Willis Investment UK Holdings Limited, and TA 1 Limited are all direct or indirect parents of the issuer, and Willis Group Limited and Willis North America, Inc. are direct or indirect wholly owned subsidiaries of the issuer;

(iii)Trinity Acquisition Limited, which is the issuer and is a 100 percent indirectly owned subsidiary of the parent;

(iv)Other, which are the non-guarantor subsidiaries, on a combined basis;

(v)Consolidating adjustments; and

(vi)the Consolidated Company.
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets as of March 31, 2015 of Willis Group Holdings, the Other Guarantors, and the Issuer.
The entities included in the Other Guarantors column as of March 31, 2015 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, Willis North America, TA I Limited, and Willis Group Limited.

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Three months ended March 31, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$4	$—	$1,077	$—	$1,081
Investment income	—	—	—	3	—	3
Other income	—	—	—	3	—	3
Total revenues	—	4	—	1,083	—	1,087
EXPENSES
Salaries and benefits	—	(20)	—	(547)	—	(567)
Other operating expenses	(9)	(16)	—	(135)	—	(160)
Depreciation expense	—	(5)	—	(17)	—	(22)
Amortization of intangible assets	—	—	—	(14)	—	(14)
Restructuring costs	—	(19)	—	(12)	—	(31)
Total expenses	(9)	(60)	—	(725)	—	(794)
OPERATING (LOSS) INCOME	(9)	(56)	—	358	—	293
Other (expense) income, net	(12)	6	—	(1)	1	(6)
Income from group undertakings	—	90	22	25	(137)	—
Expenses due to group undertakings	—	(47)	(7)	(83)	137	—
Interest expense	(11)	(11)	(9)	(2)	—	(33)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(32)	(18)	6	297	1	254
Income taxes	—	15	(1)	(70)	—	(56)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(32)	(3)	5	227	1	198
Interest in earnings of associates, net of tax	—	2	—	14	—	16
Equity account for subsidiaries	242	238	209	—	(689)	—
NET INCOME	210	237	214	241	(688)	214
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$210	$237	$214	$237	$(688)	$210

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$324	$354	$347	$370	$(1,074)	$321
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	3	—	3
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$324	$354	$347	$373	$(1,074)	$324

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Three months ended March 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$2	$—	$1,088	$—	$1,090
Investment income	—	—	—	4	—	4
Other income	—	—	—	3	—	3
Total revenues	—	2	—	1,095	—	1,097
EXPENSES
Salaries and benefits	—	(19)	—	(551)	—	(570)
Other operating expenses	(4)	(41)	—	(120)	—	(165)
Depreciation expense	—	(5)	—	(18)	—	(23)
Amortization of intangible assets	—	—	—	(13)	—	(13)
Total expenses	(4)	(65)	—	(702)	—	(771)
OPERATING (LOSS) INCOME	(4)	(63)	—	393	—	326
Other income (expense), net	—	1	—	(1)	—	—
Income from group undertakings	—	82	22	27	(131)	—
Expenses due to group undertakings	—	(49)	(7)	(75)	131	—
Interest expense	(11)	(11)	(9)	(1)	—	(32)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(15)	(40)	6	343	—	294
Income taxes	—	25	(1)	(87)	—	(63)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(15)	(15)	5	256	—	231
Interest in earnings of associates, net of tax	—	3	—	16	—	19
Equity account for subsidiaries	261	268	215	—	(744)	—
NET INCOME	246	256	220	272	(744)	250
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$246	$256	$220	$268	$(744)	$246

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$254	$264	$228	$281	$(769)	$258
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$254	$264	$228	$277	$(769)	$254

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Balance Sheet

	As of March 31, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6	$—	$—	$497	$—	$503
Accounts receivable, net	—	6	—	1,144	—	1,150
Fiduciary assets	—	—	—	9,444	—	9,444
Deferred tax assets	—	—	—	13	—	13
Other current assets	1	63	2	192	(40)	218
Amounts due from group undertakings	3,611	1,076	803	1,137	(6,627)	—
Total current assets	3,618	1,145	805	12,427	(6,667)	11,328
NON-CURRENT ASSETS
Investments in subsidiaries	—	3,875	2,949	—	(6,824)	—
Fixed assets, net	—	61	—	401	—	462
Goodwill	—	—	—	2,889	—	2,889
Other intangible assets, net	—	—	—	418	—	418
Investments in associates	—	133	—	34	—	167
Deferred tax assets	—	—	—	6	—	6
Pension benefits asset	—	—	—	606	—	606
Other non-current assets	2	2	8	217	—	229
Non-current amounts due from group undertakings	—	752	518	—	(1,270)	—
Total non-current assets	2	4,823	3,475	4,571	(8,094)	4,777
TOTAL ASSETS	$3,620	$5,968	$4,280	$16,998	$(14,761)	$16,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$9,444	$—	$9,444
Deferred revenue and accrued expenses	1	36	—	371	—	408
Income taxes payable	—	—	7	82	(40)	49
Short-term debt and current portion of long-term debt	—	149	18	1	—	168
Deferred tax liabilities	—	—	—	18	—	18
Other current liabilities	60	16	4	381	—	461
Amounts due to group undertakings	—	5,256	586	785	(6,627)	—
Total current liabilities	61	5,457	615	11,082	(6,667)	10,548

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Balance Sheet (continued)

	As of March 31, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NON-CURRENT LIABILITIES
Investments in subsidiaries	465	—	—	—	(465)	—
Long-term debt	796	581	760	—	—	2,137
Liabilities for pension benefits	—	—	—	277	—	277
Deferred tax liabilities	—	—	—	185	—	185
Provisions for liabilities	—	—	—	188	—	188
Other non-current liabilities	—	16	—	382	—	398
Non-current amounts due to group undertakings	—	518	—	752	(1,270)	—
Total non-current liabilities	1,261	1,115	760	1,784	(1,735)	3,185
TOTAL LIABILITIES	$1,322	$6,572	$1,375	$12,866	$(8,402)	$13,733

REDEEMABLE NONCONTROLLING INTEREST	—	—	—	51	—	51

EQUITY
Total Willis Group Holdings stockholders’ equity	2,298	(604)	2,905	4,058	(6,359)	2,298
Noncontrolling interests	—	—	—	23	—	23
Total equity	2,298	(604)	2,905	4,081	(6,359)	2,321
TOTAL LIABILITIES AND EQUITY	$3,620	$5,968	$4,280	$16,998	$(14,761)	$16,105

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As of December 31, 2014
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

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet (continued)

	As of December 31, 2014
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

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(20)	$(35)	$1	$(10)	$—	$(64)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	4	—	4
Additions to fixed assets	—	(4)	—	(12)	—	(16)
Additions to intangible assets	—	—	—	(1)	—	(1)
Acquisitions of operations, net of cash acquired	—	—	—	(8)	—	(8)
Proceeds from disposal of operations, net of cash disposed	—	—	—	13	—	13
Proceeds from intercompany investing activities	51	48	—	—	(99)	—
Repayments of intercompany investing activities	—	(11)	—	(26)	37	—
Net cash provided by (used in) investing activities	51	33	—	(30)	(62)	(8)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(1)	—	(1)
Repayments of debt	—	—	(4)	—	—	(4)
Repurchase of shares	(15)	—	—	—	—	(15)
Proceeds from issue of shares	35	—	—	—	—	35
Excess tax benefits from share-based payment arrangements	—	—	—	3	—	3
Dividends paid	(54)	—	—	—	—	(54)
Dividends paid to noncontrolling interests	—	—	—	(3)	—	(3)
Proceeds from intercompany financing activities	—	23	3	11	(37)	—
Repayments of intercompany financing activities	—	(23)	—	(76)	99	—
Net cash used in financing activities	(34)	—	(1)	(66)	62	(39)
DECREASE IN CASH AND CASH EQUIVALENTS	(3)	(2)	—	(106)	—	(111)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(21)	—	(21)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	—	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6	$—	$—	$497	$—	$503

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23)	$28	$(24)	$25	$(1)	$5
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	1	—	1	(1)	1
Additions to fixed assets	—	(4)	—	(19)	1	(22)
Additions to intangible assets	—	—	—	(1)	—	(1)
Payments to acquire other investments	—	—	—	(4)	—	(4)
Proceeds from disposal of operations, net of cash disposed	—	—	—	5	—	5
Proceeds from intercompany investing activities	65	120	12	115	(312)	—
Repayments of intercompany investing activities	—	—	—	(16)	16	—
Net cash provided by (used in) investing activities	65	117	12	81	(296)	(21)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(2)	—	(2)
Repayments of debt	—	—	(4)	—	—	(4)
Repurchase of shares	(35)	—	—	—	—	(35)
Proceeds from issue of shares	43	—	—	—	—	43
Excess tax benefits from share-based payment arrangements	—	—	—	1	—	1
Dividends paid	(50)	—	—	(1)	1	(50)
Dividends paid to noncontrolling interests	—	—	—	(2)	—	(2)
Proceeds from intercompany financing activities	—	—	16	—	(16)	—
Repayments of intercompany financing activities	—	(145)	—	(167)	312	—
Net cash (used in) provided by financing activities	(42)	(145)	12	(171)	297	(49)
DECREASE IN CASH AND CASH EQUIVALENTS	—	—	—	(65)	—	(65)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3	—	3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	3	—	790	—	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$3	$—	$728	$—	$734

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
Please see 'Non-GAAP financial measures' below for further discussion of our underlying and organic non-GAAP financial measures.
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

EXECUTIVE SUMMARY
Business Overview
We provide a broad range of insurance broking, risk management, and consulting services to our clients worldwide and organize our business into four segments: Willis GB, Willis Capital, Wholesale & Reinsurance ('Willis CWR'), Willis North America, and Willis International.
Our Willis GB business provides specialist brokerage and consulting services to both clients based in Great Britain and those worldwide requiring access to the London insurance market arising from specific industries, activities, and risks. This segment includes the following business units: Property & Casualty; Financial Lines; Transport; and Retail Networks.
Willis CWR includes Willis Re; Willis Capital Markets & Advisory; Willis' wholesale business; and Willis Portfolio and Underwriting Services.
Willis North America and Willis International comprise our retail and specialty operations, outside of Great Britain, and provide services to small, medium, and large corporations. Included in our retail operations is the Human Capital and Benefits practice, our largest product-based practice group, which provides health, welfare and human resources consulting, and brokerage services.
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

Willis Group Holdings plc

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
In 2015 we continue to see an easing of both reinsurance and primary insurance rates across most lines of business, although the rate of decline varies significantly by market and geography, and the marketplace continues to both favor and offer opportunities for the buyers of (re)insurance. These challenging and uneven market conditions may result in quarterly volatility in actual financial performance in comparison to our 2015 strategic and financial goals.
In the face of this challenging economic environment, we have adopted a strategy to (1) invest selectively in growth areas, defined by geography, industry sector, and client segment and (2) better coordinate our four segments so as to bring our clients greater access to the Company's specialty areas and analytical capabilities, among other things. Our growth strategy also involves increasing our investment in, and deployment of, our analytical capabilities.
Financial Performance

The following is a summary of our first quarter 2015 GAAP financial results:

•
Total revenues of $1,087 million decreased by $10 million, or 0.9 percent, versus the prior year quarter. The results included $69 million adverse movements in foreign exchange, driven most significantly by the weakening of the Euro and the Pound sterling versus the dollar; $25 million positive impact from acquisitions and disposals; and organic growth of $34 million.

•
Total expenses of $794 million increased by $23 million, or 3.0 percent, versus the prior year quarter. This increase included $31 million of restructuring costs related to the Operational Improvement Program and $48 million favorable movements in foreign exchange.

•	Operating margin decreased 280 basis points to 26.9 percent from 29.7 percent in the prior year quarter.

•
Net income attributable to Willis Group Holdings was $210 million, or $1.15 per diluted share, a decrease of $36 million, or $0.20 per diluted share, from the $246 million, or $1.35 per diluted share, in the year ago quarter.

•	Cash used in operating activities was $64 million, a decrease of $69 million from $5 million of cash provided by operating activities in first quarter 2014.

Our non-GAAP financial measures were as follows:

•
Underlying total revenues of $1,087 million increased $59 million, or 5.7 percent, versus the year ago quarter. Excluding the net $25 million increase from acquisitions and disposals, organic total revenues increased $34 million, or 3.3 percent.

•	Organic commissions and fees increased 3.4 percent versus the year ago quarter, led by solid growth in Willis North America and Willis International.

•
Underlying total expenses of $763 million increased $40 million, or 5.6 percent, versus first quarter 2014. Excluding the net $29 million increase from acquisition and disposals, organic total expenses increased $11 million, or 1.7 percent.

•	Organic operating margin increased 120 basis points to 30.7 percent from 29.5 percent in the year ago quarter.

•	Organic spread, that is the difference between organic commission and fee growth of 3.4 percent and organic total expense growth of 1.7 percent, was 170 bps in first quarter 2015.

Business discussion

Acquisitions and Disposals
Our measured acquisition strategy which is focused on high quality, specialized firms with leading market positions, is contributing to the Company's overall growth rate. Revenues from acquisitions over the past twelve months, which include Charles Monat, Max Matthiessen, Surepoint Re, and IFG's pension and financial advisory business, have increased total revenues by $39 million in the first quarter versus the year-ago quarter. Additionally those businesses improved EBITDA by approximately $9 million in the first quarter versus the year-ago quarter.
In January, 2015 the Company reached an agreement to acquire a majority interest in Miller Insurance Services LLP, a leading London-based wholesale specialist. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close by the middle of 2015.
On April 22, 2015 the Company announced that it has made a firm offer to acquire the remaining 70 percent of Gras Savoye that it currently does not own for approximately €550 million (approximately $592 million), which includes the repayment of outstanding third party debt. The transaction which is subject to regulatory approval and Gras Savoye's workers councils' consultation, is expected to close on or around December 31, 2015.
In addition to this firm offer, the Company has issued notice preserving its right under an existing shareholder agreement to acquire the remaining shares in Gras Savoye in June 2016, should the firm offer not be accepted. In that case, the purchase price would be determined by a formula under that agreement and the expected closing of the transaction would be mid-2016.

Operational Improvement Program
Overview
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

Willis Group Holdings plc

First quarter 2015 update
In first quarter 2015 the Company recognized restructuring costs of $31 million related to the Operational Improvement Program bringing the total program to date restructuring costs to $67 million since commencement in April 2014.
The $31 million restructuring costs incurred included:

•
$7 million in the North America segment including $2 million related to 23 roles that have either been eliminated or relocated to low costs locations and $5 million of professional services and other costs supporting the execution of the program;

•	approximately $3 million in the International segment including $2 million related to termination benefits;

•	$6 million in Willis CWR related to the elimination and relocation of approximately 53 positions;

•	approximately $4 million in Willis GB related to professional services and other costs supporting the execution of the program; and

•
$11 million in Corporate and other, including approximately $8 million of professional fees, primarily related to advisory services, and approximately $3 million related to system implementation and other core resources supporting the program.

We generated savings of approximately $10 million in the first quarter of 2015, largely from actions taken in the prior year, bringing the cumulative program to date savings to $21 million.
UK defined benefit pension scheme
On March 6, 2015, the Company announced to members of the UK defined benefit pension plan that with effect from June 30, 2015, future salary increases would not be pensionable (the “salary freeze”). The Company has recognized the salary freeze as a plan amendment at the announcement date. The impact of the salary freeze is to reduce the plan’s projected benefit obligation by approximately $215 million and create a prior service gain which is recognized in Other Comprehensive Income and then amortized to the Income Statement over the remaining expected service life of active employees.
Changes to Segmental Presentation

Effective from January 1, 2015 the Company has changed the way it manages and reports operating results, resulting in a change in the Company’s reportable segments from three reportable segments, formerly known as Willis Global, Willis North America and Willis International, into four reportable segments: Willis CWR; Willis North America; Willis International; and Willis GB.
The changes to the reportable segments are as follows:

•
Willis International and Willis North America will remain largely unchanged except for certain specialty teams formerly included in Global which will be included in the geographic regions in which they are located.

•
Willis CWR will include Willis Re, Willis Capital Markets & Advisory and the Company's Wholesale business. In addition, it also includes a new unit called Willis Portfolio and Underwriting Services which includes all of the Company's activities that provide these services.

•	Willis GB includes the Company's UK retail business, facultative business and London Specialty business.
The impact of the changes has been retrospectively applied to the prior period results disclosed herein.

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

NON-GAAP FINANCIAL MEASURES
We believe that the understanding of the Company's performance and comparative analysis of our results is enhanced by our disclosure of the following non-GAAP financial measures. We use these and other measures to establish Group performance targets and evaluate the performance of our operations.
Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, these condensed consolidated financial statements for the three months ended March 31, 2015.

Underlying measures
Our underlying non-GAAP measures are calculated by excluding restructuring costs relating to the Operational Improvement Program, and and gains (losses) on disposal of operations, as relevant, from total revenues, total expenses, salaries and benefits, other operating expenses, operating income, net income, and earnings per diluted share, the most directly comparable GAAP measures.
Additionally, prior year total revenues, total expenses and net income and diluted earnings per share have been rebased to current period exchange rates to eliminate the impact of year over year foreign exchange movements.

Organic measures
Our organic non-GAAP measures are calculated by further excluding the twelve month impact from acquisitions and disposals, from our underlying measures.
As set out in the tables below, underlying operating income increased $19 million, or 5.9 percent, to $324 million in first quarter 2015 compared to $305 million in first quarter 2014. Underlying operating margin at 29.8 percent in first quarter 2015 was up 10 basis points compared with first quarter 2014, while first quarter 2015 underlying net income was $230 million, $10 million higher than in first quarter 2014. Underlying earnings per diluted share were $1.26 in first quarter 2015, compared with $1.21 in first quarter 2014.
As set out in the tables below, organic operating income increased $23 million, or 7.4 percent, at $322 million in first quarter 2015 compared to $299 million in first quarter 2014. Organic operating margin at 30.7 percent in first quarter 2015 was up 120 basis points compared with first quarter 2014.
A reconciliation of reported total expenses, salaries and benefits and other operating expenses, the most directly comparable GAAP measures, to underlying and organic total expenses, underlying and organic salaries and benefits and underlying and organic other operating expenses, for the three months ended March 31, 2015 and 2014 and is as follows (in millions, except percentages):

	Salaries and benefits		Other operating expenses		Total expenses
	2015	2014	2015	2014	2015	2014
Expenses, GAAP basis	$567	$570	$160	$165	$794	$771
Excluding:
Restructuring costs	—	—	—	—	31	—
Foreign currency movements (a)	—	37	—	10	—	48
Underlying expenses	$567	$533	$160	$155	$763	$723
Less: net expenses from acquisitions and disposals	23	6	9	1	37	8
Organic expenses	$544	$527	$151	$154	$726	$715
 _________________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

Business discussion

A reconciliation of reported operating income, the most directly comparable GAAP measure, to underlying and organic operating income for the three months ended March 31, is as follows (in millions, except percentages):

	Three months ended March 31,		% Change(b)
	2015	2014
Total revenues	$1,087	$1,097	(0.9)
Excluding:
Foreign currency movements(a)	—	(69)
Underlying total revenues	$1,087	$1,028	5.7
Less: net revenue from acquisitions and disposals	(39)	(14)
Organic total revenues	$1,048	$1,014	3.3

Operating income, GAAP basis	$293	$326	(10.3)
Excluding:
Restructuring costs	31	—
Foreign currency movements (a)	—	(21)
Underlying operating income	$324	$305	5.9
Less: net operating income from acquisitions and disposals	(2)	(6)
Organic operating income	$322	$299	7.4

Operating margin, GAAP basis, or operating income as a percentage of total revenues	26.9%	29.7%
Underlying operating margin, or underlying operating income as a percentage of underlying total revenues	29.8%	29.7%
Organic operating margin, or organic operating income as a percentage of organic total revenues	30.7%	29.5%
 _________________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

(b)	Percentages may differ due to rounding.

Willis Group Holdings plc

A reconciliation of reported net income, attributable to Willis Group Holdings plc, the most directly comparable GAAP measures, to organic and underlying EBITDA, is as follows (in millions, except per share data):

	Three months ended March 31,		% Change(b)
	2015	2014
Net income attributable to Willis Group Holdings plc	$210	$246	(14.7)
Add back:
Net income attributable to noncontrolling interest	4	4
Interest in earnings of associates, net of tax	(16)	(19)
Income taxes	56	63
Interest expense	33	32
Other expense (income), net	6	—
Depreciation	22	23
Amortization	14	13
Restructuring costs	31	—
Foreign currency movements (a)	—	(22)
Underlying EBITDA	$360	$340	5.8
Less: net EBITDA from acquisitions and disposals	(7)	(7)
Organic EBITDA	$353	$333	6.0
 _________________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

(b)	Percentages may differ due to rounding.

A reconciliation of reported net income, attributable to Willis Group Holdings plc, and reported earnings per diluted share, the most directly comparable GAAP measures, to underlying net income and underlying earnings per diluted share, is as follows (in millions, except per share data):

				Per diluted share
	Three months ended March 31,			Three months ended March 31,
	2015	2014	% Change(b)	2015	2014	% Change(b)
Net income attributable to Willis Group Holdings plc, GAAP basis	$210	$246	(14.7)	$1.15	$1.35	(14.8)
Excluding:
Restructuring costs, net of tax ($9, $nil)	22	—		0.12	—
Net (gain) loss on disposal of operations ($2, $1)	(2)	2		(0.01)	0.01
Foreign currency movements (a)	—	(28)		—	(0.15)
Underlying net income	$230	$220	4.5	$1.26	$1.21	4.1

Average diluted shares outstanding, GAAP basis	182	182
_____________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

(b)	Percentages may differ due to rounding.

Business discussion

REVIEW OF CONSOLIDATED RESULTS
The following table is a summary of our revenues, operating income, operating margin, net income and diluted earnings per share (in millions, except per share data and percentages):

	Three months ended March 31,
	2015	2014
REVENUES
Commissions and fees	$1,081	$1,090
Investment income	3	4
Other income	3	3
Total revenues	1,087	1,097
EXPENSES
Salaries and benefits	(567)	(570)
Other operating expenses	(160)	(165)
Depreciation expense	(22)	(23)
Amortization of intangible assets	(14)	(13)
Restructuring costs	(31)	—
Total expenses	(794)	(771)
OPERATING INCOME	293	326
Other (expense) income, net	(6)	—
Interest expense	(33)	(32)
INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	254	294
Income taxes	(56)	(63)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	198	231
Interest in earnings of associates, net of tax	16	19
NET INCOME	214	250
Less: net loss attributable to noncontrolling interests	(4)	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$210	$246

Salaries and benefits as a percentage of total revenues	52.2%	52.0%
Other operating expenses as a percentage of total revenues	14.7%	15.0%
Operating margin (operating income as a percentage of total revenues)	26.9%	29.7%
Diluted earnings per share	$1.15	$1.35
Average diluted number of shares outstanding	182	182

Willis Group Holdings plc

Revenues
Total revenues for the Group and commissions and fees by segment for the three months ended March 31, 2015 and 2014 are shown below (millions, except percentages):

Three months ended March 31,	2015	2014	% Change(b)	Foreign currency translation	Underlying growth	Acquisitions and disposals	Organic commissions and fees growth (a)

Willis GB	$142	$150	(4.6)%	(5.7)%	1.1%	—%	1.1%
Willis Capital, Wholesale, and Reinsurance	296	303	(2.5)%	(4.3)%	1.7%	0.4%	1.3%
Willis North America	356	354	0.5%	(0.2)%	0.7%	(4.1)%	4.7%
Willis International	287	283	1.1%	(20.1)%	21.1%	15.8%	5.3%
Commissions and fees	$1,081	$1,090	(0.9)%	(6.7)%	5.8%	2.4%	3.4%
Investment income	3	4	(25.0)%
Other income	3	3	—%
Total revenues	$1,087	$1,097	(0.9)%
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
(b) Percentages may differ due to rounding.
First quarter 2015
Revenues of $1,087 million for first quarter 2015 were $10 million, or 0.9 percent, lower than in same period of 2014. This was primarily due to the adverse impact of foreign exchange partially offset by the net impact from acquisitions and disposals and organic growth.
Total commissions and fees for first quarter 2015 were $1,081 million, down $9 million or 0.9 percent, from $1,090 million in the prior year quarter. Excluding the $69 million adverse impact of foreign exchange, underlying growth in commissions and fees was $60 million, or 5.8 percent. Organic commissions and fees growth, which further excludes a positive 2.4 percent impact from acquisitions and disposals, was 3.4 percent.
The $69 million adverse impact from foreign exchange was due primarily to the significant period-over-period weakening of a number of currencies, most significantly the Euro, Pound Sterling, and Venezuelan Bolivar, versus the dollar.
Willis GB reported a 4.6 percent decline in commissions and fees primarily due to the adverse impact of foreign exchange. Excluding the negative impact of foreign exchange, underlying and organic growth in commissions and fees was 1.1 percent. Acquisition and disposals had no impact on commissions and fees in first quarter 2015.
The 1.1 percent organic growth in Willis GB was driven by strong growth in Financial Lines and mid-single digit growth in Property and Casualty. However, that growth was offset by declines in Transport, driven by softening rates, and in Retail Networks due to weak Insolvency and Commercial business.
Willis CWR reported a 2.5 percent decline in commission and fees. Excluding the negative 4.3 percent impact from foreign exchange and the favorable 0.4 percent impact from acquisition and disposals, organic growth in commissions and fees was 1.3 percent.
The 1.3 percent organic growth was driven by mid-single digit growth in Willis Re partially offset by a decline in the Wholesale business resulting from timing and lost business.
Willis North America reported 0.5 percent growth in commissions and fees. The disposal of low growth and non-strategic offices during 2014 and 2015 adversely impacted commission and fee growth by 4.1 percent. Foreign exchange had a modest negative impact on growth in first quarter 2015.

Business discussion

Organic growth was 4.7 percent versus the year ago period driven by strong growth from the M&A, FINEX and Real Estate practices and mid-single digit growth in Human Capital.
Willis International reported 1.1 percent growth in commissions and fees. The 15.8 percent positive impact from acquisitions completed during 2014, primarily due to Max Matthiessen and Charles Monat, was partially offset by the 20.1 percent adverse impact from foreign exchange, as a number of currencies significantly weakened versus the dollar.
Organic growth in commissions and fees was 5.3 percent driven by strong growth in Latin America, Asia and Eastern Europe.
Investment income was $3 million in first quarter 2015 versus $4 million in first quarter 2014.

Salaries and Benefits
First quarter 2015
Salaries and benefits of $567 million for first quarter 2015 were $3 million, or 0.5 percent lower than the year ago period. Underlying salaries and benefits, which exclude $37 million, or 6.9 percent, favorable impact from foreign currency movements, increased $34 million, or 6.4 percent.
The $34 million increase in underlying salaries and benefits includes $17 million net increase from acquisition and disposals. The remaining $17 million organic increase in salaries and benefits was primarily driven by higher costs of incentives, following strong performance in several businesses; mandatory pay increases in Latin America; and investment hires partially offset by higher defined benefit pension scheme income.
Other Expenses
First quarter 2015
Other operating expenses decreased by $5 million, or 3.2 percent, versus the year-ago period. Underlying Other operating expenses, which exclude $10 million favorable foreign currency movements increased $5 million, or 2.9 percent primarily due to an $8 million net increase from acquisitions and disposals. Organic other operating expenses decreased by $3 million due to the impact of cost management initiatives partially offset by costs associated with the proposed acquisition of Gras Savoye.
Depreciation expense was $22 million in first quarter 2015 and $23 million in first quarter 2014.
Amortization of intangible assets was $14 million in first quarter 2015 and $13 million in first quarter 2014.
Restructuring costs were $31 million in first quarter 2015 compared with $nil in first quarter 2014. See the 'Operational Improvement Program' section above for further details.
Other (expense) income, net
Other (expense) income, net in first quarter 2015 was a net expense of $6 million compared with $nil in first quarter 2014. The $6 million adverse movement versus the year-ago period is due to the impact of the revaluation of our non-functional currency assets and liabilities partially offset by derivative gains and the gain recognized following the disposal of our Omaha retail operations from Willis North America. The primary drivers of the foreign currency change were movements in the Euro and the Pound sterling against the US dollar.
Interest Expense
Interest expense in first quarter 2015 was $33 million compared with $32 million for the same period of 2014. The $1 million increase is primarily due to the unwind of discounts applied to deferred consideration related to acquisitions.
Income Taxes

The reported tax rate in first quarter 2015 was 22 percent compared with 21 percent for the same period of 2014. The income tax expense for first quarter 2015 was $56 million compared with $63 million in the year-ago period.

Willis Group Holdings plc

The first quarter 2015 charge includes an $8 million credit relating to an adjustment in respect of prior periods, while the first quarter of 2014 included a $2m charge relating to prior periods. Excluding these prior period adjustments the tax rates were approximately 25% for 2015 and 21% for 2014. The reason for the increase in tax rate was due to changes in the full year estimate of geographic mix of income. Also, both the current and prior year periods are impacted by the requirement to maintain a valuation allowance against US deferred tax assets
Interest in Earnings of Associates
Interest in earnings of associates, net of tax, was $16 million in first quarter 2015 compared to $19 million in the same period 2014. This $3 million decrease was mainly due to adverse foreign exchange resulting from the weakening of the Euro versus the dollar.

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
Our principal short-term uses of liquidity and capital resources are operating expenses, capital expenditures, dividends to shareholders, funding our acquisition strategy, principal amount of outstanding notes, borrowing under our seven-year team loan and revolving credit facilities, funding defined benefit pension plans and the repurchase of shares.
Our long-term liquidity requirements consist of the principal amount of outstanding notes; borrowings under our seven-year term loan and revolving credit facilities; funding our acquisition strategy; and our pension contributions.
As at March 31, 2015, cash and cash equivalents were $503 million, a decrease of $132 million compared to December 31, 2014. The $132 million decrease is primarily due to $64 million of cash used in operating activities, $54 million payment of dividends declared in the fourth quarter of 2014, and adverse foreign exchange movements. Included within cash and cash equivalents is a proportion held for regulatory capital adequacy requirements, including $89 million held within our regulated UK entities.
Net cash used in operating activities was $64 million in first quarter 2015, a reduction of $69 million from the $5 million of net cash provided by operating activities in the year-ago period. Additional funds were provided in first three months 2015 of $13 million from the sales of our Omaha retail operations from Willis North America and $35 million proceeds from the issue of shares.
As at March 31, 2015, there was $nil drawn down on all four of the revolving credit facilities (December 31, 2014: $nil). There were also no drawings, and subsequent repayments, of these facilities during the three months ended March 31, 2015.
The primary uses of funds during the first three months 2015 include $306 million of payments made for 2014 cash incentive awards; $54 million of dividend payments; $44 million cash contributions, including employees' salary sacrifice contributions, to our defined benefit schemes; capital expenditure of $16 million related to leasehold improvements, and information technology projects; $15 million for the repurchase of shares; and $8 million payment of deferred consideration related to acquisitions made in prior years.
The Company is authorized to buy back its ordinary shares by way of redemption, and will consider whether to do so from time to time based on many factors including market conditions. In February 2015, Willis announced that it intended to buy back

Business discussion

$175 million in shares in 2015 to offset the increase in shares outstanding resulting from the exercise of employee stock options. Based on the settlement date, the Company bought back approximately 300,000 shares for a total cost of $15 million in first three months 2015.
Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity, which includes our undrawn revolving credit facilities, to meet our cash needs for the next twelve months including the funding required to complete the acquisitions of Miller Insurance Services and Gras Savoye and the 2015 share buy-backs. Nevertheless, we expect to access the debt capital markets in order to finance the Gras Savoye transaction.
The impact of movements in debt and EBITDA in the quarter had no impact on the interest coverage ratio and the leverage ratio. Both ratios remain well within the requirements of the revolving credit facility covenants.

Debt
Total debt, total equity, and the capitalization ratio at March 31, 2015 and December 31, 2014 were as follows (millions, except percentages):

	March 31, 2015	December 31, 2014
Long-term debt	$2,137	$2,142
Short-term debt and current portion of long-term debt	168	167
Total debt	$2,305	$2,309
Total Willis Group Holdings stockholder’s equity	$2,298	$1,985

Capitalization ratio	50.1%	53.8%
At March 31, 2015 the only mandatory debt repayments falling due over the next 12 months are $148 million outstanding on our 5.625% senior notes, scheduled repayments on our 7-year term loan totaling $18 million, and $1 million outstanding on our 3-year term loan.

Summary consolidated cash flow information (millions):

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(64)	$5
Cash flows from investing activities
Net cash used in investing activities	(8)	(21)
Cash flows from financing activities
Net cash used in financing activities	(39)	(49)
Decrease in cash and cash equivalents	(111)	(65)
Effect of exchange rate changes on cash and cash equivalents	(21)	3
Cash and cash equivalents, beginning of period	635	796
Cash and cash equivalents, end of period	$503	$734
This summary consolidated cash flow should be viewed in addition to, not in lieu of, the Company’s condensed consolidated financial statements.

Willis Group Holdings plc

Consolidated Cash Flow for first quarter 2015 compared with first quarter 2014
Operating Activities
Net cash used in operating activities in first three months 2015 was $64 million and represents a $69 million decrease from the $5 million net cash provided by operating activities in the year-ago quarter. The first quarter is typically the most significant quarter for operating cash uses due to the payment of the prior year's incentives in the quarter.
The $64 million cash from operating activities included net income of $214 million, $72 million of non-cash adjustments to reconcile net income to cash used in operating activities, and $350 million of negative working capital movements. The $350 million negative movement in working capital includes $306 million cash payments of 2014 incentives and $44 million of defined benefit pension funding.
The $69 million decrease in cash from operating activities was largely due to adverse foreign exchange movements; higher cash contributions into defined benefit pension schemes; a decrease in working capital resulting from the timing of collection of accounts receivable; and restructuring costs related to the Operational Improvement Program.
Investing Activities

Net cash used in investing activities in first three months 2015 was $8 million. This included capital expenditure of $16 million, and cash payments of $8 million for deferred consideration related to acquisitions made in prior years. This was partially offset by proceeds from the disposal of operations of $13 million.
Net cash used in investing activities in first three months 2014 was $21 million. This was primarily due to capital expenditure of $22 million and cash used to purchase subsidiaries and other investments of $4 million. This was partially offset by $6 million cash received from the sale operations and fixed and intangible assets.
Financing Activities

Net cash used in financing activities in first three months 2015 was $39 million primarily due to total dividends paid, including dividends paid to noncontrolling interests, of $57 million, repurchase of shares of $15 million, and $4 million of mandatory repayments against the term loan. This was partially offset by cash receipts of $35 million from the issue of shares, and $3 million excess tax benefits from share-based payment arrangements.
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
As of March 31, 2015, we had fiduciary funds of $2.0 billion, compared with $1.9 billion at December 31, 2014.
Share Buybacks
The Company is authorized to buy back its ordinary shares, by way of redemption, and will consider whether to do so from time to time based on many factors including market conditions. In February 2015, the Company announced that, during the year, it intends to buyback up to $175 million of shares under this authorization, from time to time, depending on many factors,

Business discussion

including market conditions, the Company's financial position, earnings, share price, capital requirements, and other investment opportunities (including mergers and acquisitions and related financings).
During the three months ended March 31, 2015, we bought back approximately 300,000 shares for a total cost of approximately $15 million at an average price of $48.32 per share on a settlement date basis.
Since the quarter-end and as of May 1, 2015, we have bought back a further 491,000 shares for a total cost of approximately $24 million and an average price of $48.86 per share on a settlement-date basis.
Dividends
In April 2015, we declared a quarterly cash dividend of $0.31 per share. This represents an increase of 3.3 percent on the first quarter 2014 per share dividend of $0.30 per share.
Cash dividends paid in first three months 2015 were $54 million compared with $50 million in first quarter 2014. The $4 million increase is driven by the period-over-period increase in dividend per share and the number of shares outstanding.

REVIEW OF SEGMENTAL RESULTS
We organize our business into four segments: Willis GB, Willis CWR, Willis North America, and Willis International.
As discussed in the 'Executive Summary' above, effective from January 1, 2015 the Company changed the way it manages and reports operating results, resulting in a change in the Company’s reportable segments from three reportable segments, formerly known as Willis Global, Willis North America and Willis International, into four reportable segments: Willis CWR, Willis North America, Willis International, and Willis GB.
The changes to the reportable segments units are as follows:

•
Willis International and Willis North America will remain largely unchanged except for certain specialty teams formerly included in Global which will be included in the geographic regions in which they are located;

•
Willis CWR includes Willis Re, Willis Capital Markets & Advisory and the Company's wholesale business. In addition, it will also include a new unit called Willis Portfolio and Underwriting Services which includes all of the Company's activities that provide these services; and

•	Willis GB includes the Company's UK retail business, facultative business and London Specialty business.
The 2014 comparatives have been retrospectively reclassified to take into account these changes.
The following table is a summary of our operating results by segment for the three months ended March 31, 2015 and 2014 (millions, except percentages):

	Three months ended March 31,
	2015			2014
	Revenues	Segment operating income (loss)	Operating margin	Revenues	Segment operating income (loss)	Operating margin
Willis GB	$143	$21	14.9%	$153	$22	14.4%
Willis Capital, Wholesale and Reinsurance	297	153	51.7%	304	168	55.3%
Willis North America	359	78	21.6%	355	83	23.4%
Willis International	288	70	24.4%	285	84	29.5%
Total Segments	1,087	322	29.6%	1,097	357	32.5%
Corporate & Other	—	(29)	n/a	—	(31)	n/a
Total Consolidated	$1,087	$293	26.9%	$1,097	$326	29.7%

Willis Group Holdings plc

Willis GB
Willis GB, our Great Britain-based specialty and retail business, comprises the following business units: Property & Casualty; Financial Lines; Transport; and Retail Networks.
The following table sets out the components of Willis GB's revenues, and its organic commissions and fees growth, operating income, and margin for the three months ended March 31, 2015 and 2014 (millions, except percentages):

	Three months ended March 31,
	2015	2014
Commissions and fees	$142	$150
Investment income	1	1
Other income (a)	—	2
Total revenues	$143	$153
Operating income	$21	$22
Organic commissions and fees growth (b)	1.1%	(6.3)%
Operating margin (c)	14.9%	14.4%
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

(c)	Percentages may differ due to rounding.
Revenues
First quarter 2015
Commissions and fees of $142 million were $8 million, or 4.6 percent, lower in first quarter 2015 compared with the same period 2014. Organic commissions and fees, which exclude a 5.7 percent adverse impact from foreign currency movements, increased by 1.1 percent. Acquisitions and disposals had no impact on commissions and fees versus the year-ago period.
The foreign currency movement was primarily due to the weakening of the Euro and Pound sterling against the US Dollar.
The 1.1 percent organic growth in commissions and fees reflects double digit growth in Financial Lines driven by strong new business across all units; and mid-single digit growth in Property and Casualty which was largely due to double digit growth in our UK large accounts.
However, that growth was offset by a decline in Transport, as new business growth and positive timing in Aviation was more than offset by reductions in our Marine book. In addition, Retail Networks was down versus the year-ago period, due to the renegotiated revenue terms with our commercial network partners and declining performance in our Insolvency business which is sensitive to the improving economy.
Expenses
First quarter 2015
Total expenses of $122 million were $9 million, or 6.9 percent, lower in the first quarter 2015 compared with the same period 2014. Underlying total expenses, which exclude $9 million of favorable foreign currency movements and $4 million restructuring costs related to the Operational Improvement Program charges, declined $4 million or 3.3 percent.
The favorable foreign currency movements arose primarily as a result of the strengthening of the US Dollar to the Pound sterling.
The $4 million decline in total expenses was primarily due to the non-recurrence of certain legal settlement costs that were incurred in first quarter 2014 and lower system charges.

Business discussion

The restructuring costs of $4 million related to professional services and other costs. See the 'Operational Improvement Program' section above for further details.
Operating margin
Operating margin was 14.9 percent in the first quarter 2015, up 50 basis points from 14.4 percent in the same period of 2014.
Willis Capital, Wholesale and Reinsurance
Willis CWR includes: Willis Re; Willis Capital Markets & Advisory; our Wholesale business and Portfolio and Underwrting services.
The following table sets out the components of Willis CWR's revenues, and its organic commissions and fees growth, operating income, and margin for the three months ended March 31, 2015 and 2014 (millions, except percentages):

	Three months ended March 31,
	2015	2014
Commissions and fees	$296	$303
Investment income	1	1
Total revenues	$297	$304
Operating income	$153	$168
Organic commissions and fees growth (a)	1.3%	6.3%
Operating margin (b)	51.7%	55.3%
_________________

(a)
Organic commissions and fees growth excludes (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

(b)	Percentages may differ due to rounding.
Revenues
First quarter 2015
Commissions and fees of $296 million in first quarter 2015, were $7 million, or 2.5 percent, lower than the year-ago period. Organic commissions and fees, which exclude a 4.3 percent adverse impact from foreign currency movements, and 0.4 percent favorable impact from acquisitions and disposals increased by 1.3 percent.
The 1.3 percent organic growth in commissions and fees reflects solid growth in Willis Re in what is its most significant quarter for revenue. Organic growth in Willis Re was due to continued new business success in the North America business and the benefit of favorable timing from revenue moving into the first quarter from the second quarter. This growth was partially offset by declines in our International and Specialty businesses, where we continue to be affected by declining rates and consolidation. Organic growth was also partially offset by a decline in the Wholesale business that was due to negative timing and lost business.
Willis Capital Markets & Advisory and Willis Portfolio and Underwriting Services delivered commissions and fees in line with the prior year.
Expenses
First quarter 2015
Total expenses of $144 million were $8 million, or 5.9 percent, higher in the first quarter 2015 compared with the same period 2014. Underlying total expenses, which exclude $5 million of favorable foreign currency movements and $6 million restructuring costs related to the Operational Improvement Program charges, increased $7 million or 5.3 percent.

Willis Group Holdings plc

The $7 million increase in total expenses included $4 million year-over-year net increase from acquisitions. The remaining $3 million increase in total expenses was due to acquisition related charges.
The restructuring costs of $6 million related entirely to termination benefits. See the 'Operational Improvement Program' section above for further details.

Operating margin
Operating margin was 51.7 percent in the first quarter 2015 down 360 basis points from 55.3 percent in the same period of 2014.
Willis North America
Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States and Canada.
The following table sets out the components of Willis North America's revenues, and its organic commissions and fees growth,operating income, and margin for the three months ended March 31, 2015 and 2014 (millions, except percentages):

	Three months ended March 31,
	2015	2014
Commissions and fees	$356	$354
Other income (a)	3	1
Total revenues	$359	$355
Operating income	$78	$83
Organic commissions and fees growth (b)	4.7%	5.4%
Operating margin (c)	21.6%	23.4%
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

(c)	Percentages may differ due to rounding.
Revenues
First quarter 2015
Commissions and fees of $356 million were $2 million, or 0.5 percent, higher in first quarter 2015 compared with the same period in 2014. Organic commissions and fees growth, which excludes a 4.1 percent negative impact from acquisitions and disposals and a 0.2 percent negative impact from foreign exchange, was 4.7 percent.
The acquisitions and disposals impact relates to the disposal of non-strategic low-growth offices during the past twelve months.
Organic growth in commissions and fees of 4.7 percent was driven by solid growth across a number of the major industry and product practices including Mergers & Acquisitions, FINEX, and Real Estate and Hospitality. The Human Capital practice was up mid-single digits in the quarter while Construction was up low-single digits, held back by declining surety revenues.

Business discussion

Expenses
First quarter 2015
Total expenses of $281 million were $9 million, or 3.3 percent, higher in first quarter 2015 compared to the same period in 2014. Underlying total expenses, which exclude $7 million restructuring costs related to the Operational Improvement Program, were $3 million, or 1.1 percent, higher than the year-ago period.
This increase was primarily due to higher salaries and benefits due to pay reviews and higher producer salaries.
The restructuring costs of $7 million related to $2 million of termination benefits and $5 million of professional service fees and other charges. See the 'Operational Improvement Program' section above for further details.
Operating margin
Operating margin in North America was 21.6 percent in first quarter 2015 down 180 basis points from 23.4 percent in first quarter 2014.

Willis International
Our International business comprises our retail and specialty operations in Western Europe, Central and Eastern Europe, Asia, Australasia, the Middle East, South Africa, and Latin America. The services provided are focused according to the characteristics of each market and vary across offices, but generally include direct risk management and insurance brokerage and employee benefits brokerage and consulting.
The following table sets out the components of Willis International's revenues, and its organic commissions and fees growth, operating income, and margin for the three months ended March 31, 2015 and 2014 (millions, except percentages):

	Three months ended March 31,
	2015	2014
Commissions and fees	$287	$283
Investment income	1	2
Total revenues	$288	$285
Operating income	$70	$84
Organic commissions and fees growth (a)	5.3%	7.2%
Operating margin (b)	24.4%	29.5%
_________________

(a)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

(b)	Percentages may differ due to roundings.
Revenues
First quarter 2015
Commissions and fees of $287 million were $4 million, or 1.1 percent, higher in first quarter 2015 compared with the same period in 2014. Organic commissions and fees, which exclude a 15.8 percent benefit from acquisitions, most significantly Max Matthiessen and Charles Monat, and 20.1 percent negative impact from foreign currency movements, was 5.3 percent.
The adverse foreign currency movement was primarily due to the weakening of a number of currencies such as the Australian Dollar and certain Latin American currencies against the US Dollar.
Commissions and fees in Asia grew high-single-digits in the quarter, despite a decline in China due to non-recurrence of construction projects, driven by strong performance from our Marine and Global Wealth Solutions businesses. Strong growth in

Willis Group Holdings plc

Latin America was led by Brazil and Colombia and Western Europe grew low-single digits led by growth in Iberia, Norway and Ireland.
Expenses
First quarter 2015
Total expenses of $218 million were $17 million, or 8.5 percent, higher in the first quarter 2015 compared with the same period in 2014. Underlying total expenses, which exclude $30 million favorable foreign currency movements and $3 million restructuring costs related to the Operational Improvement Program, increased $44 million or 25.7 percent.
The $44 million increase in total expenses included $33 million year-over-year net increase from acquisitions.
The remaining increase in underlying total expenses of $11 million was mainly due to acquisition related expenditure and increased salary and benefits resulting from annual pay reviews, including mandatory pay rises in certain Latin American countries, and investments in growth businesses.
The restructuring costs of $3 million relate to $2 million of termination benefits and $1 million of professional service fees. See the 'Operational Improvement Program' section above for further details.
Operating margin
Operating margin in International was 24.4 percent in first quarter 2015, down 510 basis points from 29.5 percent in the same period of 2014.

Corporate & Other
The Company evaluates the performance of its segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, items for which segmental management are not held responsible are included within ‘Corporate & Other’.
Corporate & Other comprises the following (millions):

	Three months ended March 31,
	2015	2014
Costs of the holding company	$(2)	$(2)
Costs related to group functions, leadership and projects	(37)	(41)
Non-servicing elements of defined benefit pensions	22	13
Restructuring costs (a)	(11)	—
Other	(1)	(1)
Total Corporate & Other	$(29)	$(31)
_________________________________

(a)	See 'Operational Improvement Program' section above.

First quarter 2015
Corporate & Other expenses of $29 million were $2 million lower in the first quarter 2015 compared with the same period in 2014.
The $2 million reduction in expenses was primarily due to higher defined benefit pension income and a reduction to the costs of group functions, leadership and projects partially offset by restructuring costs incurred related to the 'Operational Improvement program' which is discussed further in the section above.

Business discussion

CRITICAL ACCOUNTING ESTIMATES
The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015.
There were no significant additions or changes to these assumptions in the three months ended March 31, 2015.

CONTRACTUAL OBLIGATIONS
There have been no material changes to our contractual obligations since December 31, 2014, except contractual, planned payments during first quarter 2015 and except as discussed in Note 15 — 'Debt' to the condensed consolidated financial statements.

NEW ACCOUNTING STANDARDS
Information regarding new accounting standards and their impact on the financial statements is set forth in Note 2 - ‘Basis of Presentation and Significant Accounting Policies’ to the Consolidated Financial Statements appearing under Part I, Item 1 of this report and incorporated herein by reference.

OFF BALANCE SHEET TRANSACTIONS
Apart from commitments, guarantees and contingencies, as disclosed in Note 8 — ‘Commitments and Contingencies’ to the condensed consolidated financial statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
There has been no material change with respect to market risk from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.
There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Willis Group Holdings plc

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
Information regarding legal proceedings is set forth in Note 8 — ‘Commitments and Contingencies’ to the Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this report and incorporated herein by reference.

Item 1A — Risk Factors
For a discussion of potential risks or uncertainties, please see 'Part I - Item 1A - Risk Factors' in the Company's 2014 Form 10-K filed with the Securities and Exchange Commission. In addition please see 'Forward-Looking Statements' herein. There have been no material changes to the risk factors disclosed in Part I - Item 1A of the Company's 2014 Annual Report.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended March 31, 2015, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.
Share buybacks
The Company is authorized to buy back shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. In February 2015, the Company announced that during the year it intends to buy back approximately $175 million of shares under this authorization, from time to time, depending on many factors, including market conditions, the Company's financial position, earnings, share price, capital requirements, and other investment opportunities (including mergers and acquisitions and related financings). As of March 31, 2015, there remained approximately $593 million under the current authorization.
The following amounts of the Company’s ordinary shares were bought back by the Company during the three months ended March 31, 2015 and are reflected below based on the date of trade:

	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

Period:
January 1, 2015 to January 31, 2015	—	$—	—	$611,289,766
February 1, 2015 to February 28, 2015	—	$—	—	$611,289,766
March 1, 2015 to March 31, 2015	375,500	$48.30	375,500	$593,153,137

Total	375,500		375,500
____________

(i) Does not include commissions and fees.
As of May 5, 2015 the Company has acquired 838,500 shares at a total price of approximately $41 million. There remains approximately $571 million under the current authorization.

Other information

Item 3 — Defaults Upon Senior Securities
None.
Item 4 — Mine Safety Disclosures
Not applicable.
Item 5 — Other Information
None.

Willis Group Holdings plc

Item 6 — Exhibits

2.1	Firm Offer and Form of Securities Transfer Agreement, dated as of April 22, 2015, by and between Willis Europe BV and the Sellers thereto *
10.1
Addendum No. 1 to the Shareholders Agreement with respect to GS & Cie Groupe, dated as of April 22, 2015, by and among Willis Group Holdings Public Limited Company, Willis Europe BV, Willis Netherlands Holdings BV, Astorg IV FCPR, key managers of GS & Cie Groupe, and the other parties listed on the signature pages thereto *†

10.2	Amended Willis Group Holdings Public Limited Company Compensation Policy for Non-Employee Directors *
21.1	List of Subsidiaries*
31.1	Certification Pursuant to Rule 13a-14(a) *
31.2	Certification Pursuant to Rule 13a-14(a) *
32.1	Certification Pursuant to 18 U.S.C. Section 1350 *
32.2	Certification Pursuant to 18 U.S.C. Section 1350 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 _________________________________
* Filed herewith.
† The Company intends to seek confidential treatment with respect to certain portions of this exhibit.

Willis Group Holdings plc

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIS GROUP HOLDINGS PLC (REGISTRANT)

By:	/s/ JOHN GREENE
John Greene
Group Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 6, 2015