Form 10-Q
period 2015-06-30
WILLIS GROUP HOLDINGS PLC
filed 2015-08-06
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of July 31, 2015 there were outstanding 179,663,038 ordinary shares, nominal value $0.000115 per share, of the Registrant.

Certain Definitions
The following definitions apply throughout this quarterly report unless the context requires otherwise:

‘We’, ‘Us’, ‘Company’, ‘Group’, ‘Willis’, or ‘Our’	Willis Group Holdings and its subsidiaries.

‘Willis Group Holdings’ or ‘Willis Group Holdings plc’	Willis Group Holdings Public Limited Company, a company organized under the laws of Ireland.

‘shares’ or 'Willis ordinary shares'	The ordinary shares of Willis Group Holdings Public Limited Company, nominal value $0.000115 per share.

'Merger'	Pending merger between the Company and Towers Watson & Co.

'Merger Agreement'	Agreement and Plan of Merger, dated as of June 29, 2015 (as it may be amended from time to time), by and among Willis Group Holdings plc, Citadel Merger Sub Inc. and Towers Watson & Co.

'Merger Sub'	Citadel Merger Sub Inc., a Delaware corporation

'Towers Watson'	Towers Watson & Co., a Delaware corporation

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

•	our ability to consummate transactions, including the proposed Towers Watson merger and the Gras Savoye acquisition;

•
our ability to obtain requisite approvals and satisfy other conditions to the consummation of proposed transactions, including obtaining regulatory and shareholder approvals for the proposed Towers Watson transactions and regulatory approval for the Gras Savoye acquisition;

•	our ability to successfully integrate our operations and employees with those of Towers Watson and any acquired business, including Gras Savoye and Miller Insurance Services LLP;

•	our ability to realize any anticipated benefit of any acquisition or other transaction in whicy we may engage, including any revenue growth, operational efficiencies, synergies or cost savings;

•	the potential impact of the consummation of the proposed Towers Watson transaction on relationships, including with employees, suppliers, customers and competitors;

•	the diversion of management's time and attention while the Towers Watson transaction or Gras Savoye acquisition is pending;

•	the income tax consequences of the Towers Watson transaction and the enactment of additional state, federal, and/or foreign regulatory and tax laws and regulations;

•	volatility or declines in insurance markets and premiums on which our commissions are based, but which we do not control;

•	our ability to compete in our industry;

•	material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane;

•	our ability to retain key employees and clients and attract new business, including at a time when the Company is pursuing various strategic initiatives;

•	our ability to develop new products and services;

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

Willis Group Holdings plc

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended June 30,		Six months ended June 30,
	Note	2015	2014	2015	2014
		(millions, except per share data)
REVENUES
Commissions and fees		$917	$930	$1,998	$2,020
Investment income		3	4	6	8
Other income		2	1	5	4
Total revenues		922	935	2,009	2,032
EXPENSES
Salaries and benefits		(561)	(575)	(1,128)	(1,145)
Other operating expenses		(179)	(173)	(339)	(338)
Depreciation expense		(23)	(24)	(45)	(47)
Amortization of intangible assets	13	(16)	(12)	(30)	(25)
Restructuring costs	3	(38)	(3)	(69)	(3)
Total expenses		(817)	(787)	(1,611)	(1,558)
OPERATING INCOME		105	148	398	474
Other income (expense), net	4	23	(3)	17	(3)
Interest expense		(35)	(35)	(68)	(67)
INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		93	110	347	404
Income taxes	5	(19)	(59)	(75)	(122)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES		74	51	272	282
Interest in (loss) earnings of associates, net of tax		(2)	(3)	14	16
NET INCOME		72	48	286	298
Less: net income attributable to noncontrolling interests		(2)	(1)	(6)	(5)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$70	$47	$280	$293

EARNINGS PER SHARE — BASIC AND DILUTED
— Basic earnings per share	6	$0.39	$0.26	$1.56	$1.64
— Diluted earnings per share	6	$0.38	$0.26	$1.54	$1.61

CASH DIVIDENDS DECLARED PER SHARE		$0.31	$0.30	$0.62	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Three months ended June 30,		Six months ended June 30,
	Note	2015	2014	2015	2014
		(millions)

Net income		$72	$48	$286	$298
Other comprehensive income, net of tax:
Foreign currency translation adjustments		70	27	(42)	30
Pension funding adjustment		(17)	(5)	213	1
Derivative instruments		31	3	20	2
Other comprehensive income, net of tax	17	84	25	191	33
Comprehensive income		156	73	477	331
Less: Comprehensive income attributable to noncontrolling interests		(6)	(1)	(3)	(5)
Comprehensive income attributable to Willis Group Holdings		$150	$72	$474	$326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2015	December 31, 2014
		(millions, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$483	$635
Accounts receivable, net		1,226	1,044
Fiduciary assets		11,006	8,948
Deferred tax assets		9	12
Other current assets	14	222	214
Total current assets		12,946	10,853
NON-CURRENT ASSETS
Fixed assets, net		516	483
Goodwill	12	3,097	2,937
Other intangible assets, net	13	675	450
Investments in associates		168	169
Deferred tax assets		6	9
Pension benefits asset		677	314
Other non-current assets	14	234	220
Total non-current assets		5,373	4,582
TOTAL ASSETS		$18,319	$15,435
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$11,006	$8,948
Deferred revenue and accrued expenses		443	619
Income taxes payable		35	33
Current portion of long-term debt	16	468	167
Deferred tax liabilities		21	21
Other current liabilities	15	522	444
Total current liabilities		12,495	10,232
NON-CURRENT LIABILITIES
Long-term debt	16	2,052	2,142
Liability for pension benefits		294	284
Deferred tax liabilities		211	128
Provisions for liabilities		220	194
Other non-current liabilities	15	506	389
Total non-current liabilities		3,283	3,137
Total liabilities		15,778	13,369

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	Note	June 30, 2015	December 31, 2014
		(millions, except share data)
COMMITMENTS AND CONTINGENCIES	8

REDEEMABLE NONCONTROLLING INTEREST		52	59

EQUITY
Ordinary shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued 179,656,059 shares in 2015 and 178,701,479 shares in 2014		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2015 and 2014		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2015 and 2014		—	—
Additional paid-in capital		1,650	1,524
Retained earnings		1,618	1,530
Accumulated other comprehensive loss, net of tax	17	(872)	(1,066)
Treasury shares, at cost, 46,408 shares, $0.000115 nominal value, in 2015 and 2014 and 40,000 shares, €1 nominal value, in 2015 and 2014		(3)	(3)
Total Willis Group Holdings stockholders’ equity		2,393	1,985
Noncontrolling interests		96	22
Total equity		2,489	2,007
TOTAL LIABILITIES AND EQUITY		$18,319	$15,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Six months ended June 30,
	Note	2015	2014
		(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$286	$298
Adjustments to reconcile net income to total net cash provided by operating activities:
Net gain on disposal of operations and fixed and intangible assets		(15)	—
Depreciation expense		45	47
Amortization of intangible assets	13	30	25
Amortization of cash retention awards		5	5
Net periodic income of defined benefit pension plans	7	(33)	(8)
Provision for doubtful debts		1	2
Provision for deferred income taxes		33	45
Excess tax benefits from share-based payment arrangements		(5)	(2)
Share-based compensation		34	28
Gain on derivative instruments		(6)	(5)
Undistributed earnings of associates		(8)	(14)
Effect of exchange rate changes on net income		20	15
Change in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		(160)	(137)
Fiduciary assets		(1,470)	(1,534)
Fiduciary liabilities		1,470	1,534
Cash incentives paid		(385)	(358)
Funding of defined benefit pension plans		(69)	(54)
Other assets		10	37
Other liabilities		216	225
Movement on provisions		8	3
Net cash provided by operating activities		7	152
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		9	2
Additions to fixed assets		(47)	(54)
Additions to intangible assets		(10)	(1)
Acquisitions of operations, net of cash acquired		(228)	(41)
Payments to acquire other investments, net of distributions received		—	(6)
Proceeds on sale of operations, net of cash disposed		28	18
Net cash used in investing activities		(248)	(82)

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		Six months ended June 30,
	Note	2015	2014
		(millions)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facilities	16	220	—
Debt issuance costs		(1)	(3)
Repayments of debt	16	(8)	(8)
Repurchase of shares		(79)	(117)
Proceeds from issue of shares		84	93
Excess tax benefits from share-based payment arrangements		5	2
Dividends paid		(109)	(103)
Acquisition of noncontrolling interests		—	(4)
Dividends paid to noncontrolling interests		(8)	(15)
Net cash provided by (used in) financing activities		104	(155)
DECREASE IN CASH AND CASH EQUIVALENTS		(137)	(85)
Effect of exchange rate changes on cash and cash equivalents		(15)	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		635	796
CASH AND CASH EQUIVALENTS, END OF PERIOD		$483	$708

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Shares outstanding	Ordinary shares and APIC (i)	Retained Earnings	Treasury Stock	AOCL (ii)	Total WGH shareholders' equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling interests (iii)	Total
	(thousands)	(millions)
Balance at January 1, 2014	178,861	1,316	1,595	(3)	(693)	2,215	28	2,243	—
Shares repurchased	(2,755)	—	(117)	—	—	(117)	—	(117)	—
Net income	—	—	293	—	—	293	5	298	—	$298
Dividends	—	—	(107)	—	—	(107)	(15)	(122)	—
Other comprehensive loss	—	—	—	—	33	33	—	33	—	$33
Issue of shares under employee stock compensation plans and related tax benefits	2,787	98	—	—	—	98	—	98	—
Share-based compensation	—	28	—	—	—	28	—	28	—
Foreign currency translation	—	1	—	—	—	1	—	1	—
Balance at June 30, 2014	178,893	1,443	1,664	(3)	(660)	2,444	18	2,462	—

Balance at January 1, 2015	178,701	$1,524	$1,530	$(3)	$(1,066)	$1,985	$22	$2,007	$59
Shares repurchased	(1,642)	—	(79)	—	—	(79)	—	(79)	—
Net income	—	—	280	—	—	280	5	285	1	$286
Dividends	—	—	(113)	—	—	(113)	(9)	(122)	(5)
Other comprehensive income (loss)	—	—	—	—	194	194	—	194	(3)	$191
Issue of shares under employee stock compensation plans and related tax benefits	2,597	88	—	—	—	88	—	88	—
Share-based compensation	—	34	—	—	—	34	—	34	—
Additional noncontrolling interests	—	—	—	—	—	—	78	78	—
Foreign currency translation	—	4	—	—	—	4	—	4	—

Balance at June 30, 2015	179,656	$1,650	$1,618	$(3)	$(872)	$2,393	$96	$2,489	$52

(i)	APIC means Additional Paid-In Capital

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
The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 2015 may not necessarily be indicative of the operating results for the entire fiscal year.
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

Recent Accounting Pronouncements to be Adopted in Future Periods
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, 'Revenue From Contracts With Customers'. The new standard supersedes most current revenue recognition guidance and eliminates industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfil a contract. The ASU was originally scheduled to become effective for the Company at the beginning of its 2017 fiscal year; early adoption was not initially permitted. However, in April 2015, the FASB tentatively decided to defer the effective date but permit early adoption at the original effective date. Consequently, the guidance may now become mandatorily effective for the Company at the beginning of its 2018 fiscal year. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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
The main elements of the Operational Improvement Program, which is expected to be completed by the end of 2017, include the following:

•
Elimination or movement of more than 3,500 support roles from higher cost locations to Willis facilities in lower cost locations, bringing the ratio of employees in higher cost versus lower cost near-shore and off-shore centers from approximately 80:20 to approximately 60:40;

lease consolidation in real estate and reductions in ratios of seats per employee and square footage of floor space per employee; and

•	information technology systems simplification and rationalization.
The Company recognized restructuring costs of $38 million and $69 million in the three and six months ended June 30, 2015 related to its Operational Improvement Program (three and six months ended June 30, 2014: $3 million and $3 million).

Notes to the financial statements
(Unaudited)

3.    RESTRUCTURING COSTS (Continued)

An analysis of the cost for restructuring recognized in the statement of operations by reportable segment is as follows. As discussed in Note 18 - 'Segment Information', effective from January 1, 2015, the company changed the way it manages and reports operating results, resulting in a change in the Company's operating and reportable segments. As a consequence the below tables have been recast to conform prior period amounts to the new segmental presentation:

	Willis North America	Willis International	Willis GB	Willis Capital, Wholesale & Reinsurance	Corporate & other	Total
			(millions)
Three months ended June 30, 2015
Termination benefits	$3	$1	$13	$—	$3	$20
Professional services and other	5	6	4	1	2	18
Total	$8	$7	$17	$1	$5	$38

Three months ended June 30, 2014
Termination benefits	$1	$—	$—	$—	$—	$1
Professional services and other	—	—	—	—	2	$2
Total	$1	$—	$—	$—	$2	$3

	Willis North America	Willis International	Willis GB	Willis Capital, Wholesale & Reinsurance	Corporate & other	Total
			(millions)
Six months ended June 30, 2015
Termination benefits	$5	$3	$13	$6	$3	$30
Professional services and other	10	7	8	1	13	39
Total	$15	$10	$21	$7	$16	$69

Six months ended June 30, 2014
Termination benefits	$1	$—	$—	$—	$—	$1
Professional services and other	—	—	—	—	2	$2
Total	$1	$—	$—	$—	$2	$3

Willis Group Holdings plc

3. RESTRUCTURING COSTS (Continued)

An analysis of the total cumulative restructuring costs recognized for the Operational Improvement Program from commencement to June 30, 2015 is as follows:

	Willis North America	Willis International	Willis GB	Willis Capital, Wholesale & Reinsurance	Corporate & other	Total
	(millions)

2014
Termination benefits	$3	$3	$9	$1	$—	$16
Professional services and other	—	2	1	—	17	20

2015
Termination benefits	$5	$3	$13	$6	$3	$30
Professional services and other	10	7	8	1	13	39

Total
Termination benefits	$8	$6	$22	$7	$3	$46
Professional services and other	10	9	9	1	30	59
Total	$18	$15	$31	$8	$33	$105
At June 30, 2015 the Company’s liability under the Operational Improvement Program is as follows:

	Termination benefits	Professional services and other	Total
		(millions)
Balance at December 31, 2013	$—	$—	$—
Charges incurred	16	20	36
Cash payments	(11)	(14)	(25)
Balance at December 31, 2014	5	6	11
Charges incurred	30	39	69
Cash payments	(11)	(39)	(50)
Balance at June 30, 2015	$24	$6	$30

4.    OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(millions)
Gain (loss) on disposal of operations	$7	$2	$11	$(1)
Foreign exchange gains (losses), net	16	(5)	6	(2)
Other income (expense), net	$23	$(3)	$17	$(3)

Notes to the financial statements
 (Unaudited)

5.    INCOME TAXES

The tables below reflect the components of the tax charge for the three and six months ended June 30, 2015 and 2014 :

	Income before tax	Tax	Effective tax rate
	(millions, except percentages)
Three months ended June 30, 2015
Ordinary income taxed at estimated annual effective tax rate	$86	$(21)	24%
Items where tax effect is treated discretely:
Gain on disposal of operations	7	(2)	29%
Net adjustment in respect of prior periods	—	4	—%
As reported	$93	$(19)	20%

Three months ended June 30, 2014
Ordinary income taxed at estimated annual effective tax rate	$108	$(27)	25%
Items where tax effect is treated discretely:
Gain on disposal of operations	2	(2)	100%
Incremental increase to US valuation allowance	—	(21)	—%
Net adjustment in respect of prior periods	—	4	—%
Additional tax charge as a result of current quarter refinements to the phasing of the US tax charge	—	(13)	—%
As reported	$110	$(59)	54%

	Income before tax	Tax	Effective tax rate
	(millions, except percentages)
Six months ended June 30, 2015
Ordinary income taxed at estimated annual effective tax rate	$336	$(83)	25%
Items where tax effect is treated discretely:
Gain on disposal of operations	11	(4)	36%
Net adjustment in respect of prior periods	—	12	—%
As reported	$347	$(75)	22%

Six months ended June 30, 2014
Ordinary income taxed at estimated annual effective tax rate	$405	$(102)	25%
Items where tax effect is treated discretely:
Loss on disposal of operations	(1)	(1)	(100)%
Incremental increase to US valuation allowance	—	(21)	—%
Net adjustment in respect of prior periods	—	2	—%
As reported	$404	$(122)	30%

Willis Group Holdings plc

5. INCOME TAXES (Continued)

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

The reported tax rate for the three months ended June 30, 2015 was 20 percent compared with 54 percent for the same period of
2014. The lower tax rate in the three months ended June 30, 2015 compared to the same period of 2014 was due to two significant charges in the prior period. There was a $21 million increase to the US valuation allowance against the US deferred tax assets caused by changes in the mix of deferred tax assets and liabilities and provisions for uncertain tax positions. There was also a charge of $13 million reflecting a methodology change related to the way the US tax charge is recognized to be in line with profits earned to date rather than on a straight line basis.

The reported tax rate for the six months ended June 30, 2015 was 22 percent compared with 30 percent for the same period of 2014. The lower tax rate in the six months ended June 30, 2015 compared to the same period of 2014 was due to a significant charge in the prior period of $21 million related to an increase in the US valuation allowance and the relative impacts of net adjustments in respect of prior periods. The $21 million charge related to an increase to the US valuation allowance against the US deferred tax assets caused by changes in the mix of deferred tax assets and liabilities and provisions for uncertain tax positions.

The Company's tax rate differs from the US statutory income tax rate of 35 percent primarily due to income being subject to tax in numerous non-US jurisdictions with varying tax rates, as well as the valuation allowance maintained in the United States due to losses incurred in recent years.

Various proposed changes to corporate taxes in the UK were announced in July 2015.  The most notable change for the Company was the proposal to reduce the UK tax rate from 20 percent to 19 percent from 1st April 2017 and to 18 percent from 1st April 2020.  If enacted, this change will be reflected in the measurement of UK deferred tax assets and liabilities in the period the change is enacted, with a corresponding deferred tax benefit or charge, which is not expected to be material.  It is also expected that the proposed lower UK corporate tax rate applied to UK profits will reduce the net tax charge beginning in 2017 when the lower rates take effect.

Considering the Company's recent US earnings experience, including income before tax in the first six months ended June 30, 2015, and projections of future income, a possibility exists that the Company may release a portion of the valuation allowance against its US deferred tax assets in the current year. Release of the US valuation allowance would result in the recognition of deferred tax assets and a decrease to income tax expense for the period the release is recorded. The Company's US valuation allowance, excluding that related to state separate taxes, is $164 million as at June 30, 2015. Current estimates indicate a possible reduction in the valuation allowance of $70 million to $100 million.  To the extent a release of valuation allowance is supported by projections of future year income, the release would reduce current year income tax expense recorded in the statement of operations.  To the extent a release is supported by current year income and gains, the reduction in tax expense would be allocated between the statement of operations and statement of other comprehensive income.  The exact timing and amount of future valuation allowance release is subject to change on the basis of the level of profitability the Company is able to achieve.

Notes to the financial statements
 (Unaudited)

6.    EARNINGS PER SHARE
Basic and diluted earnings per share are calculated by dividing net income attributable to Willis Group Holdings by the average number of ordinary shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that then shared in the net income of the Company.
At June 30, 2015, there were 4.8 million (June 30, 2014: 5.9 million) time-based share options; and 2.1 million (June 30, 2014: 4.7 million) performance based options; and 3.3 million (June 30, 2014: 2.9 million) restricted stock units outstanding.
Basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(millions, except per share data)
Net income attributable to Willis Group Holdings	$70	$47	$280	$293

Basic average number of shares outstanding	180	179	179	179
Dilutive effect of potentially issuable shares	2	3	3	3
Diluted average number of shares outstanding	182	182	182	182

Basic earnings per share:
Net income attributable to Willis Group Holdings shareholders	$0.39	$0.26	$1.56	$1.64
Dilutive effect of potentially issuable shares	(0.01)	—	(0.02)	(0.03)
Diluted earnings per share:
Net income attributable to Willis Group Holdings shareholders	$0.38	$0.26	$1.54	$1.61

Options to purchase 0.8 million and 1.1 million shares were not included in the computation of the dilutive effect of stock options for the three and six months ended June 30, 2015 respectively because the effect was antidilutive (three and six months ended June 30, 2014: 2.1 million and 2.0 million shares).

Willis Group Holdings plc

7.    PENSION PLANS
The components of the net periodic benefit (income) cost of the UK, US and other defined benefit plans are as follows:

	Three months ended June 30,
	UK Pension Benefits		US Pension Benefits		Other Pension Benefits
	2015	2014	2015	2014	2015	2014
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$8	$10	$—	$—	$—	$1
Interest cost	26	31	10	10	1	2
Expected return on plan assets	(55)	(54)	(15)	(14)	(1)	(2)
Amortization of unrecognized prior service gain	(6)	—	—	—	—	—
Amortization of unrecognized actuarial loss	9	10	3	2	—	—
Net periodic (income) benefit cost	$(18)	$(3)	$(2)	$(2)	$—	$1

	Six months ended June 30,
	UK Pension Benefits		US Pension Benefits		Other Pension Benefits
	2015	2014	2015	2014	2015	2014
	(millions)
Components of net periodic benefit (income) cost:
Service cost	$18	$21	$—	$—	$1	$1
Interest cost	52	61	20	20	3	4
Expected return on plan assets	(112)	(108)	(29)	(27)	(2)	(3)
Amortization of unrecognized prior service gain	(8)	(1)	—	—	—	—
Amortization of unrecognized actuarial loss	18	21	6	3	—	—
Net periodic benefit (income) cost	$(32)	$(6)	$(3)	$(4)	$2	$2

During the six months ended June 30, 2015, the Company made cash contributions of $58 million (2014: $41 million) into the UK defined benefit pension plan. In addition to this, a further payment of $5 million (2014: $6 million) was made in respect of employees’ salary sacrifice contributions.
Contributions to the UK defined benefit pension plan in 2015 are expected to total $96 million, of which approximately $19 million relates to ongoing contributions calculated as 15.9 percent of active plan members’ pensionable salaries, approximately $56 million relates to contributions towards funding the deficit and $21 million represents an exceptional contribution calculated at 10 percent of the $213 million share buyback program completed during 2014, as required under the current agreed schedule of contributions. In addition, for full year 2015, the Company expects to contribute approximately $9 million to the UK defined benefit pension plan related to employees’ salary sacrifice contributions.
During six months ended June 30, 2015 cash contributions of $nil and $6 million (2014: $2 million and $5 million) were made to the US plan and other defined benefit pension plans, respectively.
Contributions to the US and other defined benefit pension plans in 2015 are expected to total approximately $10 million and $14 million respectively.
Following the acquisition of Miller Insurance Services LLP as described in Note 11 - 'Acquisitions', the Miller Retirement Benefits Scheme is included within the other defined benefit pension plans.

Notes to the financial statements
(Unaudited)
7. PENSION PLANS (Continued)

Further contributions will be payable into the UK pension plan based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks and special dividends). In respect of 2015, any such contributions will be paid in 2016 on finalization of the calculations. Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($491 million) over the six-year period ended December 31, 2017.

The schedule of contributions is required to be renegotiated after three years or at any earlier time jointly agreed by the Company and the trustee. The Company is currently in negotiations with the plan’s trustees to agree an updated funding strategy.

On March 6, 2015, the Company announced to members of the UK defined benefit pension plan that with effect from June 30, 2015, future salary increases would not be pensionable (the 'salary freeze'). The Company recognized the salary freeze as a plan amendment at the announcement date. The impact of the salary freeze is to reduce the plan’s projected benefit obligation by approximately $215 million and create a prior service gain which is recognized in other comprehensive income and then amortized to the statement of operations over the remaining expected service life of active employees.

8.    COMMITMENTS AND CONTINGENCIES
Contractual Obligations
Pensions
The Company’s pension funding obligations are described in Note 7 — ‘Pension Plans’.
Operating Leases

The Company leases certain land, building and equipment under various operating lease commitments. The total amount of the minimum rent is expensed on a straight line basis over the term of the lease.

During the six months ended June 30, 2015 the Company has entered into new operating and sub-lease arrangements and assumed certain lease obligations related to acquisitions, with total net lease commitments of approximately $180 million.
Towers Watson Merger
On June 30, 2015, we announced, jointly with Towers Watson, the signing of a definitive merger agreement, dated as of June 29, 2015, under which the companies will combine in an all-stock merger of equals. Based on the closing prices of Willis and Towers Watson common stock on June 29, 2015, the implied equity value of the transaction is approximately $18 billion. The transaction has been unanimously approved by the Board of Directors of each company and is currently expected to close by December 31, 2015, subject to customary closing conditions, including regulatory approvals and approval by both Willis shareholders and Towers Watson stockholders.
Other Contractual Obligations
In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP. As of June 30, 2015, approximately $22 million of capital contributions had been made towards this commitment.
In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As of June 30, 2015, approximately $7 million of capital contributions had been made towards this commitment.
Claims, Lawsuits and Other Proceedings
In the ordinary course of business, the Company is subject to various actual and potential claims, lawsuits, and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance.

Willis Group Holdings plc

8. COMMITMENTS AND CONTINGENCIES (Continued)

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

Notes to the financial statements
 (Unaudited)
8. COMMITMENTS AND CONTINGENCIES (Continued)

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

On September 16, 2014, the court (a) denied the plaintiffs’ request to defer resolution of the defendants’ motions to dismiss, but granted the plaintiffs’ request to enter a scheduling order; (b) requested the submission of supplemental briefing by all parties on the defendants’ motions to dismiss, which the parties submitted on September 30, 2014; and (c) entered an order setting a schedule for briefing and discovery regarding plaintiffs’ motion for class certification, which schedule, among other things, provided for the submission of the plaintiffs’ motion for class certification (following the completion of briefing and discovery) on April 20, 2015.

On December 15, 2014, the court granted in part and denied in part the defendants’ motions to dismiss. On January 30, 2015, the defendants except Willis Group Holdings plc answered the Third Amended Class Action Complaint.

On April 20, 2015, the plaintiffs filed their motion for class certification, the defendants filed their opposition to plaintiffs’ motion, and the plaintiffs filed their reply in further support of the motion. Pursuant to an agreed stipulation also filed with the court on April 20, 2015, the defendants on June 4, 2015 filed sur-replies in further opposition to the motion. The Court has not yet scheduled a hearing on the motion.

On June 19, 2015, Willis Group Holdings plc filed a motion to dismiss the complaint for lack of personal jurisdiction. The motion is scheduled to be fully briefed as of September 17, 2015.

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

•
Rupert, et al. v. Winter, et al., Case No. 2009C115137, was filed on September 14, 2009 on behalf of 97 Stanford investors against Willis Group Holdings plc, Willis of Colorado, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). The complaint alleges claims under the Securities Act of 1933, Texas and Colorado

Willis Group Holdings plc

8. COMMITMENTS AND CONTINGENCIES (Continued)

statutory law and Texas common law and seeks special, consequential and treble damages of more than $300 million, attorneys’ fees and costs. On October 20, 2009, certain defendants, including Willis of Colorado, Inc., (i) removed Rupert to the U.S. District Court for the Western District of Texas, (ii) notified the JPML of the pendency of this related action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On April 1, 2010, the JPML issued a final transfer order for the transfer of Rupert to the Northern District of Texas. On January 24, 2012, the court remanded Rupert to Texas state court (Bexar County), but stayed the action until further order of the court. On August 13, 2012, the plaintiffs filed a motion to lift the stay, which motion was denied by the court on September 16, 2014. On October 10, 2014, the plaintiffs appealed the court’s denial of their motion to lift the stay to the U.S. Court of Appeals for the Fifth Circuit. On January 5, 2015, the Fifth Circuit consolidated the appeal with the appeal in the Rishmague, et ano. v. Winter, et al. action discussed below, and the consolidated appeal, which was fully briefed as of March 24, 2015, is currently pending. Oral argument on the consolidated appeal is scheduled for September 2, 2015. The defendants have not yet responded to the complaint in Rupert.

•
Casanova, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:10-CV-1862-O, was filed on September 16, 2010 on behalf of seven Stanford investors against Willis Group Holdings plc, Willis Limited, Willis of Colorado, Inc. and the same Willis associate, among others, also in the Northern District of Texas. The complaint alleges claims under Texas statutory and common law and seeks actual damages in excess of $5 million, punitive damages, attorneys’ fees and costs. On February 13, 2015, the parties filed an Agreed Motion for Partial Dismissal pursuant to which they agreed to the dismissal of certain claims pursuant to the motion to dismiss decisions in the Troice action discussed above and the Janvey action discussed below. Also on February 13, 2015, the defendants except Willis Group Holdings plc answered the complaint in the Casanova action. On June 19, 2015, Willis Group Holdings plc filed a motion to dismiss the complaint for lack of personal jurisdiction. The motion is scheduled to be fully briefed as of September 17, 2015.

•
Rishmague, et ano. v. Winter, et al., Case No. 2011CI2585, was filed on March 11, 2011 on behalf of two Stanford investors, individually and as representatives of certain trusts, against Willis Group Holdings plc, Willis of Colorado, Inc., Willis of Texas, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). The complaint alleges claims under Texas and Colorado statutory law and Texas common law and seeks special, consequential and treble damages of more than $37 million and attorneys’ fees and costs. On April 11, 2011, certain defendants, including Willis of Colorado, Inc., (i) removed Rishmague to the Western District of Texas, (ii) notified the JPML of the pendency of this related action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On August 8, 2011, the JPML issued a final transfer order for the transfer of Rishmague to the Northern District of Texas, where it is currently pending. On August 13, 2012, the plaintiffs joined with the plaintiffs in the Rupert action in their motion to lift the court’s stay of the Rupert action. On September 9, 2014, the court remanded Rishmague to Texas state court (Bexar County), but stayed the action until further order of the court and denied the plaintiffs’ motion to lift the stay. On October 10, 2014, the plaintiffs appealed the court’s denial of their motion to lift the stay to the Fifth Circuit. On January 5, 2015, the Fifth Circuit consolidated the appeal with the appeal in the Rupert action, and the consolidated appeal, which was fully briefed as of March 24, 2015, is currently pending. Oral argument on the consolidated appeal is scheduled for September 2, 2015. The defendants have not yet responded to the complaint in Rishmague.

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

Notes to the financial statements
 (Unaudited)
8. COMMITMENTS AND CONTINGENCIES (Continued)

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

On September 30, 2014, the court denied the plaintiffs’ motion to remand in Zacarias, and, on October 3, 2014, the court denied the plaintiffs’ motions to remand in Tisminesky and de Gadala Maria. On December 3, 2014 and March 3, 2015, the court granted the plaintiffs’ motions to remand in Barbar and Ranni, respectively, remanded both actions to Florida state court (Miami-Dade County) and stayed both actions until further order of the court. On January 2, 2015 and April 1, 2015, the plaintiffs in Barbar and Ranni, respectively, appealed the court’s December 3, 2014 and March 3, 2015 decisions to the Fifth Circuit. On April 22, 2015 and July 22, 2015, respectively, the Fifth Circuit dismissed the Barbar and Ranni appeals sua sponte for lack of jurisdiction. We believe the dismissals were in error and that appeals are likely to be reinstated.

On April 1, 2015, the defendants except Willis Group Holdings plc filed motions to dismiss the complaints in Zacarias, Tisminesky and de Gadala-Maria. On June 19, 2015, Willis Group Holdings plc filed motions to dismiss the complaints in Zacarias, Tisminesky and de Gadala-Maria for lack of personal jurisdiction. On July 15, 2015, the court dismissed the complaint in Zacarias in its entirety with leave to replead within 21 days. On July 21, 2015, the court dismissed the complaints in Tisminesky and de Gadala-Maria in their entirety with leave to replead within 21 days. The defendants have not yet responded to the complaints in Ranni or Barbar.

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

Willis Group Holdings plc

8. COMMITMENTS AND CONTINGENCIES (Continued)

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

Proposed Towers Watson Merger
On July 9, 10 and 31, 2015, four putative class action complaints challenging the Merger were filed in the Court of Chancery for the State of Delaware, captioned New Jersey Building Laborers’ Statewide Annuity Fund v. Towers Watson & Co., et al., C.A. No. 11270-CB (filed on July 9, 2015), Stein v. Towers Watson & Co., et al., C.A. No. 11271-CB (filed on July 9, 2015), City of Atlanta Firefighters’ Pension Fund v. Ganzi, et al., C.A. No. 11275-CB (filed on July 10, 2015), and Cordell v. Haley, et al., C.A. No. 11358-CB (filed on July 31, 2015). The complaints in these actions were filed by purported stockholders of Towers Watson on behalf of a putative class comprised of all Towers Watson stockholders and name as defendants Towers Watson, the members of its board of directors, Willis and Merger Sub. (The various named defendants, to the extent they are stockholders of Towers Watson, are excluded from the putative class.) The complaints generally allege that Towers Watson’s directors breached their fiduciary duties to Towers Watson stockholders by agreeing to merge Towers Watson with Willis through an inadequate and unfair process, which led to inadequate and unfair consideration and unfair deal protections, and that Willis and Merger Sub aided and abetted those alleged breaches. The complaints seek, among other things, to enjoin the Merger. On July 28, 2015, the plaintiff in the Stein action filed a notice of voluntary dismissal without prejudice, which was entered by the court the same day. The defendants have not yet responded to the complaints in the New Jersey Building Laborers’ Statewide Annuity Fund, City of Atlanta Firefighters’ Pension Fund or Cordell actions.

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

During the three months ended June 30, 2015, the Company, in order to manage interest rate risk arising from these financial assets, entered into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest. The use of interest rate contracts essentially converted groups of short-term variable rate investments to fixed rates. These derivatives were designated as hedging instruments and were for a total notional amount of $270 million.

Interest Rate Risk — Interest Expense
The Company's operations are financed principally by $2,054 million fixed rate senior notes maturing through 2043 and $251 million under a 7-year term loan facility. The Company has access to (i) $800 million under a revolving credit facility expiring July 23, 2018, (ii) $400 million under a revolving credit facility expiring April 28, 2017, which will be available for regulatory capital purposes related to securities underwriting only, and (iii) $22 million under two further revolving credit facilities, of which $20 million is also only available for specific regulatory purposes only. As of June 30, 2015 $220 million (December 31, 2014: $nil) was drawn on these facilities.
The 7-year term loan facility bears interest at LIBOR plus 1.50% and drawings under the $800 million revolving credit facility bear interest at LIBOR plus 1.50%. These margins apply while the Company’s debt rating remains BBB-/Baa3. Should the Company’s debt rating change, then the margin will change in accordance with the credit facilities agreements. The fixed rate senior notes bear interest at various rates as detailed in Note 16 — ‘Debt’.
During three and six months ended June 30, 2015, the Company had no derivative financial instruments that were designated as cash flow hedges of interest rate risk on interest expense.

Foreign Currency Risk
The Company’s primary foreign exchange risks arise from the following:

•
changes in the exchange rate between US dollars and Pounds sterling as the Company's London market operations earn the majority of their revenues in US dollars and incurs expenses predominantly in pounds sterling, and may also hold a significant net sterling asset or liability position on the balance sheet. In addition, the London market operations earn significant revenues in Euros and Japanese yen; and

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

•
to the extent the UK operations, excluding Miller Insurance Services LLP, earn significant revenues in euros and Japanese yen, the Company limits its exposure to changes in the exchange rate between the US dollar and these currencies by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods. In addition, the Company is also exposed to foreign exchange risk on any net sterling asset or liability position in the London market operations; and

•
to the extent Miller Insurance Services LLP earns significant non-functional currency revenues, the Company limits its exposure to exchange rate changes by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods.

Willis Group Holdings plc

9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The fair value of foreign currency contracts is recorded in other assets and other liabilities. For contracts that qualify as accounting hedges, changes in fair value resulting from movements in the spot exchange rate are recorded as a component of other comprehensive income while changes resulting from a movement in the time value are recorded in interest expense. For contracts that do not qualify for hedge accounting, the total change in fair value is recorded in other income (expense), net. Amounts held in comprehensive income are reclassified into earnings when the hedged exposure affects earnings.
At June 30, 2015 and December 31, 2014, the Company’s foreign currency contracts were all designated as hedging instruments except certain Miller Insurance Services LLP foreign currency contracts and those relating to short-term cash flows and hedges of certain intercompany loans.

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for Pounds sterling in the case of US dollars and US dollars for Euros and Japanese yen. Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

	Sell	Fair value
	(millions)
US dollar	$1,004	$(1)
Euro	202	25
Japanese yen	47	6
The above table includes forward contracts acquired as part of Miller Insurance Services LLP which are not designated as hedging instruments. At June 30, 2015, such contracts had a negative fair value of $1 million.
In addition to forward exchange contracts, the Company undertakes short-term foreign exchange swaps for liquidity purposes. These are not designated as hedges and do not qualify for hedge accounting. The fair values at June 30, 2015 and December 31, 2014 were immaterial.
During the six months ended June 30, 2015, the Company entered into a number of foreign currency transactions in order to hedge certain intercompany loans. These derivatives were not designated as hedging instruments and were for a total notional amount of $622 million (December 31, 2014: $352 million). In respect of these transactions, $3 million (December 31, 2014: $5 million) has been recognized as an asset within other current assets and an equivalent gain has been recognized in other income (expense), net, for the period.

Derivative financial instruments
The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments and their balance sheet classification at June 30, 2015 and December 31, 2014:

		Fair value
Derivative financial instruments designated as hedging instruments:	Balance sheet classification	June 30, 2015	December 31, 2014
		(millions)
Assets:
Forward exchange contracts	Other assets	$44	$26
Interest rate swaps	Other assets	2	—
Total derivatives designated as hedging instruments		$46	$26
Liabilities:
Forward exchange contracts	Other liabilities	$13	$21
Interest rate swaps	Other liabilities	2	—
Total derivatives designated as hedging instruments		$15	$21

Notes to the financial statements
 (Unaudited)
9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Cash Flow Hedges

The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for the three and six months ended June 30, 2015 and 2014:

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in OCI(i)on derivative (effective element)	Location of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Amount of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Location of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)	Amount of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)
	(millions)		(millions)		(millions)
Three months ended June 30, 2015
Forward exchange contracts	39	Other income (expense), net	(1)	Interest expense	1
Total	$39		$(1)		$1
Three months ended June 30, 2014
Interest rate swaps	$—	Investment income	$(1)	Other operating expenses	$—
Treasury locks	—	Interest expense	(1)	Interest expense	—
Forward exchange contracts	(1)	Other income (expense), net	6	Interest expense	(1)
Total	$(1)		$4		$(1)
Six months ended June 30, 2015
Interest rate swaps	$—	Investment income	$(1)	Other operating expenses	$—
Forward exchange contracts	25	Other income (expense), net	—	Interest expense	1
Total	$25		$(1)		$1
Six months ended June 30, 2014
Interest rate swaps	$—	Investment income	$(3)	Other operating expenses	$—
Treasury locks	—	Interest expense	(1)	Interest expense	—
Forward exchange contracts	(1)	Other income (expense), net	7	Interest expense	(1)
Total	$(1)		$3		$(1)
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
At June 30, 2015, the Company estimates, based on current interest and exchange rates, there will be $21 million of net derivative gains on forward exchange rates, interest rate swaps, and treasury locks reclassified from accumulated comprehensive loss into earnings within the next twelve months as the forecasted transactions affect earnings.

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

Willis Group Holdings plc

9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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
Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of June 30, 2015.

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

Notes to the financial statements
 (Unaudited)
10. FAIR VALUE MEASUREMENT (Continued)

	June 30, 2015
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Derivative financial instruments	—	47	—	47
Total assets	$—	$47	$—	$47
Liabilities at fair value:
Derivative financial instruments	—	17	—	17
Total liabilities	$—	$17	$—	$17

	December 31, 2014
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Derivative financial instruments	—	26	—	26
Total assets	$—	$26	$—	$26
Liabilities at fair value:
Derivative financial instruments	—	21	—	21
Total liabilities	$—	$21	$—	$21
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

	June 30, 2015		December 31, 2014
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Assets:
Cash and cash equivalents	$483	$483	$635	$635
Fiduciary funds (included within Fiduciary assets)	$2,473	$2,473	$1,888	$1,888
Liabilities:
Current portion of long term debt	$169	$169	$167	$169
Long-term debt	2,351	2,491	2,142	2,327

Willis Group Holdings plc

11.    ACQUISITIONS
During the period ended June 30, 2015 the Company made the following acquisitions in line with its strategy to invest in targeted acquisitions with a focus on earnings accretion, competitive position, and fit.
Miller Insurance Services LLP
On May 31, 2015, the Company completed the transaction to acquire an 85 percent interest in Miller Insurance Services LLP and its subsidiaries ('Miller'), a leading London wholesale specialist insurance broking firm, for total consideration of $392 million including cash consideration of $230 million.
As part of the transaction selected broking activities will transfer between existing Willis businesses and Miller and vice-versa. The transaction combines businesses of both Willis and Miller creating a platform for future growth and adds further strength and depth to the Company’s client proposition.
Additional deferred consideration is payable at the end of the first, second and third anniversary of the acquisition. Additional contingent consideration is payable at the end of the third anniversary of the acquisition and is contingent on meeting EBITDA performance targets to be agreed. The discounted fair value of the deferred and contingent consideration, based on best estimates, is $123 million and $39 million respectively.
The Company recognized assets and liabilities acquired of $1,118 million and $820 million respectively. Included within the acquired assets are intangible assets of $229 million of which $213 million relates to client relationships with a weighted average useful economic life of 14 years, $14 million relates to trade names with a useful economic life of 15 years and $2 million relates to technology with a useful economic life of 5 years.
Goodwill of $172 million was recognized on the transaction.
The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analysis are completed and additional information about the value of assets acquired, liabilities assumed, and contingent consideration become available.
Carsa Consultores, Agente de Seguros y de Fianzas de CV
On April 1, 2015, the Company acquired 100 percent of the share capital of Carsa Consultores, Agente de Seguros y de Fianzas de CV and its group companies ('Carsa'), a leading insurance broker in Mexico, for cash consideration of $16 million. Further consideration is payable after 3 years contingent on future revenue achieved from the acquired businesses. The discounted fair value of this additional consideration is $5 million.
On acquisition the Company recognized acquired intangible assets of $16 million relating to the customer relationships with a useful economic life of 16 years. Goodwill of $9 million was also recognized on the transaction.
Evolution Benefits Consulting, Inc
On May 27, 2015, the Company acquired the trade and assets of Evolution Benefits Consulting, Inc. ('Evolution'), a human capital practice in Pennsylvania, for cash consideration of $19 million. Further consideration is payable in 3 years contingent on the future revenue growth of the acquired business. The discounted fair value of this additional consideration is $3 million.
On acquisition the Company recorded intangible assets of $11 million and goodwill of $11 million.
The aggregate costs incurred and recognised within other operating expenses relating to the acquisition above in the three and six months ended June 30, 2015 was $8 million and $11 million respectively.
The amount of revenue and earnings, for the acquisitions discussed above, included in the Company’s consolidated income statement for the period ended June 30, 2015 was $13 million and $nil respectively.
Supplemental proforma results of operations have not been presented for Miller individually, or for all of the acquisitions described above in aggregate, because the effects were not material to consolidated results of operations.

Notes to the financial statements
 (Unaudited)

12.    GOODWILL
Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Goodwill is not amortized but is subject to impairment testing annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable.

The Company is organized into four reporting units which are consistent with its operating segments: Willis GB, Willis Capital, Wholesale and Reinsurance, Willis North America and Willis International - see Note 18 - 'Segment Information' for detailed descriptions of the segments. Goodwill is allocated to these reporting units based on the original purchase price allocation for acquisitions within the reporting units. When a business entity is sold, goodwill is allocated to the entity disposed of based on the relative fair value of that entity compared with the fair value of the reporting unit in which it is included.

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2015 and the year ended December 31, 2014 are as follows:

	Willis GB (formerly Global)	Willis Capital, Wholesale & Reinsurance	Willis North America	Willis International	Total
Balance at January 1, 2014
Goodwill, gross	$1,145	$—	$1,776	$409	$3,330
Accumulated impairment losses	—	—	(492)	—	(492)
Goodwill, net	$1,145	$—	$1,284	$409	$2,838
Other movements (i)	88	—	(45)	(43)	—
Purchase price allocation adjustments	3	—	3	7	13
Goodwill acquired during the year	5	—	—	179	184
Goodwill disposed of during the year	—	—	(48)	—	(48)
Foreign exchange	(7)	—	—	(43)	(50)
Balance at December 31, 2014
Goodwill, gross	$1,234	$—	$1,686	$509	$3,429
Accumulated impairment losses	—	—	(492)	—	(492)
Goodwill, net	$1,234	$—	$1,194	$509	$2,937
Other movements (ii)	(679)	852	(174)	1	—
Purchase price allocation adjustments	—	—	—	1	1
Goodwill acquired during the period	—	172	11	9	192
Goodwill disposed of during the period	(2)	—	(10)	—	(12)
Foreign exchange	1	4	(2)	(24)	(21)
Balance at June 30, 2015
Goodwill, gross	$554	$1,028	$1,511	$496	$3,589
Accumulated impairment losses	—	—	(492)	—	(492)
Goodwill, net	$554	$1,028	$1,019	$496	$3,097
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

Willis Group Holdings plc

13.    OTHER INTANGIBLE ASSETS, NET

Other intangible assets are classified into the following categories:

•	Client relationships

•	Management contracts

•	Other, including:

◦	non-compete agreements

◦	trade names

◦	contract-based, technology and other
The major classes of amortizable intangible assets are as follows:

	June 30, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(millions)
Customer and marketing related:
Client relationships	$924	$(336)	$588	$689	$(316)	$373
Management contracts	67	(3)	64	71	(1)	70
Other	28	(5)	23	11	(4)	7
Total amortizable intangible assets	$1,019	$(344)	$675	$771	$(321)	$450

The aggregate amortization of intangible assets for the six months ended June 30, 2015 was $30 million (six months ended June 30, 2014: $25 million) of which $16 million was recognized in the three months ended June 30, 2015 (three months ended June 30, 2014: $12 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
	(millions)
Amortization of intangible assets	$37	$69	$64	$60	$56	$389	$675

Notes to the financial statements
 (Unaudited)

14.    OTHER ASSETS
An analysis of other assets is as follows:

	June 30, 2015	December 31, 2014
	(millions)
Other current assets
Prepayments and accrued income	$78	$81
Income tax receivable	36	30
Deferred compensation plan assets	13	17
Derivatives	29	16
Other receivables	66	70
Total other current assets	$222	$214
Other non-current assets
Deferred compensation plan assets	$113	$92
Accounts receivable, net	29	29
Other investments	29	29
Derivatives	17	10
Other receivables	46	60
Total other non-current assets	$234	$220
Total other assets	$456	$434

15.    OTHER LIABILITIES
An analysis of other liabilities is as follows:

	June 30, 2015	December 31, 2014
	(millions)
Other current liabilities
Accounts payable	$148	$131
Accrued dividends payable	65	55
Other taxes payable	58	44
Deferred compensation plan liability	13	17
Contingent or deferred consideration on acquisition	61	8
Other payables	177	189
Total other current liabilities	$522	$444
Other non-current liabilities
Incentives from lessors	$167	$171
Deferred compensation plan liability	113	92
Contingent and deferred consideration on acquisition	146	26
Other payables	80	100
Total other non-current liabilities	$506	$389
Total other liabilities	$1,028	$833

Willis Group Holdings plc

16.    DEBT
Short-term debt and current portion of the long-term debt consists of the following:

	June 30, 2015	December 31, 2014
	(millions)
Current portion of 7-year term loan facility expiring 2018	$20	$17
5.625% senior notes due 2015	148	148
Fair value adjustment on 5.625% senior notes due 2015	1	1
4.125% senior notes due 2016	299	—
3-year term loan facility expires 2015	—	1
	$468	$167
Long-term debt consists of the following:

	June 30, 2015	December 31, 2014
	(millions)
7-year term loan facility expiring 2018	$231	$242
Revolving $800 million credit facility	220	—
4.125% senior notes due 2016	—	299
6.200% senior notes due 2017	394	394
7.000% senior notes due 2019	187	187
5.750% senior notes due 2021	497	497
4.625% senior notes due 2023	249	249
6.125% senior notes due 2043	274	274
	$2,052	$2,142
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
On February 27, 2015, Trinity Acquisition Limited, a wholly-owned subsidiary of Willis Group Holdings plc entered into an amendment to the $800 million revolving credit facility permitting Willis Securities, Inc. ('WSI'), another wholly-owned subsidiary of Willis Group Holdings plc, to incur up to $400 million of indebtedness under this facility for the purpose of investing in certain underwritten securities in the ordinary course of WSI's business.
As of June 30, 2015, $220 million was outstanding under the $800 million revolving credit facility (December 31, 2014: $nil).
WSI revolving credit facility
On March 3, 2014, WSI, entered into a $300 million revolving note and cash subordination agreement available for drawing from March 3, 2014 through March 3, 2015. At that time, the aggregate unpaid principal amount of all advances was repayable on or before March 3, 2016.
On April 28, 2014, WSI entered into an amendment to the $300 million revolving note and cash subordination agreement to increase the amount of financing and to extend both the end date of the credit period and the repayment date. As a result of this

Notes to the financial statements
 (Unaudited)
16. DEBT (Continued)

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
As of June 30, 2015 $nil was outstanding under the $400 million WSI revolving credit facility (December 31, 2014: $nil).

Willis Group Holdings plc

17.    COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income are as follows:

	Three months ended June 30,
	2015			2014
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
	(millions)
Other comprehensive income:
Foreign currency translation adjustments	$70	$—	$70	$27	$—	$27
Pension funding adjustments:
Foreign currency translation on pension funding adjustments	(31)	9	(22)	(20)	5	(15)
Amortization of unrecognized actuarial loss	12	(2)	10	12	(2)	10
Amortization of unrecognized prior service gain	(6)	1	(5)	—	—	—
	(25)	8	(17)	(8)	3	(5)
Derivative instruments:
Interest rate swap reclassification adjustment	—	—	—	(1)	1	—
Gain (loss) on forward exchange contracts (effective element)	39	(7)	32	(1)	—	(1)
Forward exchange contracts reclassification adjustment	(1)	—	(1)	6	(1)	5
Treasury lock reclassification adjustment	—	—	—	(1)	—	(1)
	38	(7)	31	3	—	3
Other comprehensive income	83	1	84	22	3	25
Less: Other comprehensive income attributable to noncontrolling interests	(4)	—	(4)	—	—	—
Other comprehensive income attributable to Willis Group Holdings	$79	$1	$80	$22	$3	$25

	Six months ended June 30,
	2015			2014
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
	(millions)
Other comprehensive income:
Foreign currency translation adjustments	$(42)	$—	$(42)	$30	$—	$30
Pension funding adjustments:
Foreign currency translation on pension funding adjustments	9	(1)	8	(25)	7	(18)
Net actuarial gain	25	(5)	20	—	—	—
Prior service gain	215	(43)	172	—	—	—
Amortization of unrecognized actuarial loss	24	(4)	20	24	(4)	20
Amortization of unrecognized prior service gain	(8)	1	(7)	(1)	—	(1)
	265	(52)	213	(2)	3	1
Derivative instruments:
Interest rate swap reclassification adjustment	(1)	—	(1)	(3)	1	(2)
Gain (loss) on forward exchange contracts (effective element)	25	(4)	21	(1)	—	(1)
Forward exchange contracts reclassification adjustment	—	—	—	7	(1)	6
Treasury lock reclassification adjustment	—	—	—	(1)	—	(1)
	24	(4)	20	2	—	2
Other comprehensive income	247	(56)	191	30	3	33
Less: Other comprehensive loss attributable to noncontrolling interests	3	—	3	—	—	—
Other comprehensive income attributable to Willis Group Holdings	$250	$(56)	$194	$30	$3	$33

Notes to the financial statements
 (Unaudited)
17. COMPREHENSIVE INCOME (LOSS) (Continued)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Net foreign currency translation adjustment	Pension funding adjustment	Net unrealized gain on derivative instruments	Total
	(millions)
Balance at December 31, 2014	$(191)	$(893)	$18	$(1,066)
Other comprehensive (loss) income before reclassifications	(39)	200	21	182
Amounts reclassified from accumulated other comprehensive loss	—	13	(1)	12
Net current-period other comprehensive (loss) income, net of tax and noncontrolling interests	(39)	213	20	194
Balance at June 30, 2015	$(230)	$(680)	$38	$(872)

Willis Group Holdings plc

17. COMPREHENSIVE INCOME (LOSS) (Continued)

Amounts reclassified out of accumulated other comprehensive loss into the statement of operations are as follows:

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss		Affected line item in the statement of operations
	Three months ended June 30,
	2015	2014
	(millions)
Gains and losses on cash flow hedges (Note 9)
Interest rate swaps	$—	$(1)	Investment income
Foreign exchange contracts	(1)	6	Other income (expense), net
Treasury lock	—	(1)	Interest expense
	(1)	4	Total before tax
Tax	—	—
	$(1)	$4	Net of tax
Amortization of defined benefit pension items (Note 7)
Prior service gain	$(6)	$—	Salaries and benefits
Net actuarial loss	12	12	Salaries and benefits
	6	12	Total before tax
Tax	(1)	(2)
	$5	$10	Net of tax

Total reclassifications for the period	$4	$14

Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income		Affected line item in the statement of operations
	Six months ended June 30,
	2015	2014
	(millions)
Gains and losses on cash flow hedges (Note 9)
Interest rate swaps	$(1)	$(3)	Investment income
Foreign exchange contracts	—	7	Other income (expense), net
Treasury lock	—	(1)	Interest expense
	(1)	3	Total before tax
Tax	—	—
	$(1)	$3	Net of tax
Amortization of defined benefit pension items (Note 7)
Prior service gain	$(8)	$(1)	Salaries and benefits
Net actuarial loss	24	24	Salaries and benefits
	16	23	Total before tax
Tax	(3)	(4)
	$13	$19	Net of tax

Total reclassifications for the period	$12	$22

Notes to the financial statements
 (Unaudited)

18.    SEGMENT INFORMATION

Effective from January 1, 2015, the Company changed the way it manages and reports operating results, resulting in a change in the Company’s operating and reportable segments from three segments, formerly known as Willis Global, Willis North America and Willis International, into four: Willis GB; Willis Capital, Wholesale and Reinsurance ('Willis CWR'); Willis North America; and Willis International.
The changes to the operating and reportable segments are as follows:

•
Willis International and Willis North America remain largely unchanged except for certain specialty teams formerly included in Global which are now included in the geographic regions in which they are located;

•	Willis CWR includes Willis Re, Willis Capital Markets & Advisory and the Company's wholesale business. In addition, it also includes a new unit called Willis Portfolio and Underwriting Services; and

•
the remaining component businesses previously included as part of the Global segment which include the Company's UK retail business, facultative business and London Specialty business, now form Willis GB.

The prior period comparatives have been retrospectively reclassified to take into account these changes.
For internal reporting and segmental reporting, the following items for which segmental management are not held accountable are excluded from segmental expenses:

(i)	costs of the holding company;

(ii)	costs of Group functions, leadership and projects;

(iii)	non-servicing elements of the defined benefit pension schemes cost (income); and

(iv)	Corporate restructuring costs associated with the Operational Improvement Program.
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
Selected information regarding the Company’s segments is as follows:

Willis Group Holdings plc

18. SEGMENT INFORMATION (Continued)

	Three months ended June 30, 2015
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Segment operating income
	(millions)
Willis GB	$170	$1	$—	$171	$6	$39
Willis Capital, Wholesale and Reinsurance	190	1	—	191	5	36
Willis North America	314	—	2	316	16	32
Willis International	243	1	—	244	10	19
Total Segments	917	3	2	922	37	126
Corporate and Other (i)	—		—	—	2	(21)
Total Consolidated	$917	$3	$2	$922	$39	$105

	Three months ended June 30, 2014
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Segment operating income
	(millions)
Willis GB	$187	$2	$1	$190	$8	$57
Willis Capital, Wholesale and Reinsurance	192	1	—	193	2	63
Willis North America	323	—	—	323	18	47
Willis International	228	1	—	229	6	23
Total Segments	930	4	1	935	34	190
Corporate and Other (i)	—	—	—	—	2	(42)
Total Consolidated	$930	$4	$1	$935	$36	$148
________________________________

(i)	See the following table for an analysis of ‘Corporate and Other’.

	Three months ended June 30,
	2015	2014
	(millions)
Costs of the holding company	$(7)	$(5)
Costs related to Group functions, leadership and projects	(36)	(47)
Non-servicing elements of defined benefit pensions	27	14
Operational Improvement Program (a)	(5)	(2)
Other	—	(2)
Total Corporate and Other	$(21)	$(42)
___________________________

(a)	Restructuring charge relating to the Operational Improvement Program. See Note 3 — 'Restructuring Costs', above.

Notes to the financial statements
 (Unaudited)
18. SEGMENT INFORMATION (Continued)

	Six months ended June 30, 2015
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Segment operating income
	(millions)
Willis GB	$312	$2	$—	$314	$12	$60
Willis Capital, Wholesale and Reinsurance	486	2	—	488	8	189
Willis North America	670	—	5	675	32	110
Willis International	530	2	—	532	19	89
Total Segments	1,998	6	5	2,009	71	448
Corporate and Other (i)	—	—	—	—	4	(50)
Total Consolidated	$1,998	$6	$5	$2,009	$75	$398

	Six months ended June 30, 2014
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Segment operating income
	(millions)
Willis GB	$337	$3	$3	$343	$15	$79
Willis Capital, Wholesale and Reinsurance	495	2	—	497	5	231
Willis North America	677	—	1	678	36	130
Willis International	511	3	—	514	12	107
Total Segments	2,020	8	4	2,032	68	547
Corporate and Other (i)	—	—	—	—	4	(73)
Total Consolidated	$2,020	$8	$4	$2,032	$72	$474
___________________________

(i)	See the following table for an analysis of ‘Corporate and Other’.

	Six months ended June 30,
	2015	2014
	(millions)
Costs of the holding company	$(10)	$(7)
Costs related to Group functions, leadership and projects	(75)	(89)
Non-servicing elements of defined benefit pensions	51	27
Operational Improvement Program (a)	(16)	(2)
Other	—	(2)
Total Corporate and Other	$(50)	$(73)
___________________________

(a)	Restructuring charge relating to the Operational Improvement Program. See Note 3 — 'Restructuring Costs', above.

The following table reconciles total consolidated operating income, as disclosed in the segment tables above, to consolidated income before income taxes and interest in earnings of associates:

Willis Group Holdings plc

18. SEGMENT INFORMATION (Continued)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(millions)
Total consolidated operating income	$105	$148	$398	$474
Other income (expense), net	23	(3)	17	(3)
Interest expense	(35)	(35)	(68)	(67)
Income before income taxes and interest in earnings of associates	$93	$110	$347	$404

19.    TOWERS WATSON MERGER

On June 30, 2015, the Company announced jointly with Towers Watson the signing of a definitive merger agreement, dated as of June 29, 2015, under which the companies will combine in an all-stock merger of equals. Based on the closing prices of Willis ordinary shares and Towers Watson common stock on June 29, 2015, the implied equity value of the transaction is approximately $18 billion. The transaction has been unanimously approved by the Board of Directors of each company and is currently expected to close by December 31, 2015 subject to customary closing conditions, including regulatory approvals, and approval by both Willis shareholders and Towers Watson stockholders.

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
The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as of June 30, 2015 of Willis Group Holdings, the Other Guarantors and the Issuer.
The entities included in the Other Guarantors column as of June 30, 2015 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited, and Willis Group Limited.

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Three months ended June 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$917	$—	$917
Investment income	—	—	—	3	—	3
Other income	—	—	—	2	—	2
Total revenues	—	—	—	922	—	922
EXPENSES
Salaries and benefits	(1)	—	(22)	(538)	—	(561)
Other operating expenses	—	(41)	(9)	(129)	—	(179)
Depreciation expense	—	(2)	(4)	(17)	—	(23)
Amortization of intangible assets	—	—	—	(16)	—	(16)
Restructuring costs	—	—	(8)	(30)		(38)
Total expenses	(1)	(43)	(43)	(730)	—	(817)
OPERATING (LOSS) INCOME	(1)	(43)	(43)	192	—	105
Other income (expense), net	4	(6)	—	25	—	23
Income from group undertakings	—	56	56	24	(136)	—
Expenses due to group undertakings	—	(7)	(45)	(84)	136	—
Interest expense	(10)	(9)	(11)	(5)	—	(35)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(7)	(9)	(43)	152	—	93
Income taxes	—	11	14	(44)	—	(19)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(7)	2	(29)	108	—	74
Interest in earnings of associates, net of tax	—	2	—	(4)	—	(2)
Equity account for subsidiaries	77	71	30	—	(178)	—
NET INCOME	70	75	1	104	(178)	72
Less: Net income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$70	$75	$1	$102	$(178)	$70

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$150	$154	$4	$176	$(328)	$156
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$150	$154	$4	$170	$(328)	$150

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Three months ended June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$2	$928	$—	$930
Investment income	—	—	—	4	—	4
Other income	—	—	—	1	—	1
Total revenues	—	—	2	933	—	935
EXPENSES
Salaries and benefits	(1)	—	(17)	(557)	—	(575)
Other operating expenses	(5)	(20)	(19)	(129)	—	(173)
Depreciation expense	—	(1)	(5)	(18)	—	(24)
Amortization of intangible assets	—	—	—	(12)	—	(12)
Restructuring costs	—	(2)	—	(1)	—	(3)
Total expenses	(6)	(23)	(41)	(717)	—	(787)
OPERATING (LOSS) INCOME	(6)	(23)	(39)	216	—	148
Other (expense) income, net	(1)	(229)	—	(3)	230	(3)
Income from group undertakings	—	57	85	27	(169)	—
Expenses due to group undertakings	—	(8)	(46)	(115)	169	—
Interest expense	(10)	(9)	(12)	(4)	—	(35)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(17)	(212)	(12)	121	230	110
Income taxes	—	6	(1)	(64)	—	(59)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(17)	(206)	(13)	57	230	51
Interest in earnings of associates, net of tax	—	2	—	(5)	—	(3)
Equity account for subsidiaries	64	267	35	—	(366)	—
NET INCOME	47	63	22	52	(136)	48
Less: Net income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$47	$63	$22	$51	$(136)	$47

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

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Six months ended June 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$4	$1,994	$—	$1,998
Investment income	—	—	—	6	—	6
Other income	—	—	—	5	—	5
Total revenues	—	—	4	2,005	—	2,009
EXPENSES
Salaries and benefits	(1)	—	(42)	(1,085)	—	(1,128)
Other operating expenses	(9)	(55)	(11)	(264)	—	(339)
Depreciation expense	—	(3)	(8)	(34)	—	(45)
Amortization of intangible assets	—	—	—	(30)	—	(30)
Restructuring costs	—	(14)	(13)	(42)	—	(69)
Total expenses	(10)	(72)	(74)	(1,455)	—	(1,611)
OPERATING (LOSS) INCOME	(10)	(72)	(70)	550	—	398
Other (expense) income, net	(8)	—	—	24	1	17
Income from group undertakings	—	110	112	49	(271)	—
Expenses due to group undertakings	—	(15)	(89)	(167)	271	—
Interest expense	(21)	(18)	(22)	(7)	—	(68)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(39)	5	(69)	449	1	347
Income taxes	—	17	22	(114)	—	(75)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(39)	22	(47)	335	1	272
Interest in earnings of associates, net of tax	—	4	—	10	—	14
Equity account for subsidiaries	319	286	96	—	(701)	—
NET INCOME	280	312	49	345	(700)	286
Less: Net income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$280	$312	$49	$339	$(700)	$280

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$474	$508	$55	$546	$(1,106)	$477
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(3)	—	(3)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$474	$508	$55	$543	$(1,106)	$474

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Six months ended June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$4	$2,016	$—	$2,020
Investment income	—	—	—	8	—	8
Other income	—	—	—	4	—	4
Total revenues	—	—	4	2,028	—	2,032
EXPENSES
Salaries and benefits	(1)	—	(36)	(1,108)	—	(1,145)
Other operating expenses	(9)	(44)	(36)	(249)	—	(338)
Depreciation expense	—	(2)	(9)	(36)	—	(47)
Amortization of intangible assets	—	—	—	(25)	—	(25)
Restructuring costs	—	(2)	—	(1)	—	(3)
Total expenses	(10)	(48)	(81)	(1,419)	—	(1,558)
OPERATING (LOSS) INCOME	(10)	(48)	(77)	609	—	474
Other (expense) income, net	(1)	(228)	—	(4)	230	(3)
Income from group undertakings	—	116	128	54	(298)	—
Expenses due to group undertakings	—	(16)	(92)	(190)	298	—
Interest expense	(21)	(18)	(23)	(5)	—	(67)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(32)	(194)	(64)	464	230	404
Income taxes	—	11	18	(151)	—	(122)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(32)	(183)	(46)	313	230	282
Interest in earnings of associates, net of tax	—	5	—	11	—	16
Equity account for subsidiaries	325	497	118	—	(940)	—
NET INCOME	293	319	72	324	(710)	298
Less: Net income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$293	$319	$72	$319	$(710)	$293

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

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Balance Sheet

	As of June 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6	$2	$—	$475	$—	$483
Accounts receivable, net	—	—	2	1,224	—	1,226
Fiduciary assets	—	—	—	11,006	—	11,006
Deferred tax assets	—	—	—	9	—	9
Other current assets	1	48	25	195	(47)	222
Amounts due from group undertakings	3,560	983	953	1,289	(6,785)	—
Total current assets	3,567	1,033	980	14,198	(6,832)	12,946
NON-CURRENT ASSETS
Investments in subsidiaries	—	3,333	824	—	(4,157)	—
Fixed assets, net	—	20	39	457	—	516
Goodwill	—	—	—	3,097	—	3,097
Other intangible assets, net	—	—	—	675	—	675
Investments in associates	—	139	—	29	—	168
Deferred tax assets	—	1	—	6	(1)	6
Pension benefits asset	—	—	—	677	—	677
Other non-current assets	2	7	2	223	—	234
Non-current amounts due from group undertakings	—	518	765	—	(1,283)	—
Total non-current assets	2	4,018	1,630	5,164	(5,441)	5,373
TOTAL ASSETS	$3,569	$5,051	$2,610	$19,362	$(12,273)	$18,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$11,006	$—	$11,006
Deferred revenue and accrued expenses	5	6	18	414	—	443
Income taxes payable	—	—	—	82	(47)	35
Current portion of long-term debt	299	20	148	1	—	468
Deferred tax liabilities	—	—	—	21	—	21
Other current liabilities	71	16	29	406	—	522
Amounts due to group undertakings	—	4,484	1,519	782	(6,785)	—
Total current liabilities	375	4,526	1,714	12,712	(6,832)	12,495

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Balance Sheet (continued)

	As of June 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NON-CURRENT LIABILITIES
Investments in subsidiaries	304	—	—	—	(304)	—
Long-term debt	497	974	581	—	—	2,052
Liabilities for pension benefits	—	—	—	294	—	294
Deferred tax liabilities	—	—	—	212	(1)	211
Provisions for liabilities	—	—	—	220	—	220
Other non-current liabilities	—	2	16	488	—	506
Non-current amounts due to group undertakings	—	—	518	765	(1,283)	—
Total non-current liabilities	801	976	1,115	1,979	(1,588)	3,283
TOTAL LIABILITIES	$1,176	$5,502	$2,829	$14,691	$(8,420)	$15,778

REDEEMABLE NONCONTROLLING INTEREST	—	—	—	52	—	52

EQUITY
Total Willis Group Holdings stockholders’ equity	2,393	(451)	(219)	4,523	(3,853)	2,393
Noncontrolling interests	—	—	—	96	—	96
Total equity	2,393	(451)	(219)	4,619	(3,853)	2,489
TOTAL LIABILITIES AND EQUITY	$3,569	$5,051	$2,610	$19,362	$(12,273)	$18,319

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

Willis Group Holdings plc

20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(4)	$62	$17	$(68)	$—	$7
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	9	—	9
Additions to fixed assets	—	(4)	(5)	(38)	—	(47)
Additions to intangible assets	—	—	—	(10)	—	(10)
Acquisitions of operations, net of cash acquired	—	—	—	(228)	—	(228)
Proceeds from disposal of operations, net of cash disposed	—	—	—	28	—	28
Proceeds from intercompany investing activities	105	49	—	153	(307)	—
Repayments of intercompany investing activities	—	(72)	(14)	(218)	304	—
Intercompany investing in subsidiaries	—	(274)	—	—	274	—
Net cash provided by (used in) investing activities	105	(301)	(19)	(304)	271	(248)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	220	—	—	—	220
Debt issuance costs	—	—	—	(1)	—	(1)
Repayments of debt	—	(8)	—	—	—	(8)
Repurchase of shares	(79)	—	—	—	—	(79)
Proceeds from issue of shares	84	—	—	274	(274)	84
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(109)	—	—	—	—	(109)
Dividends paid to noncontrolling interests	—	—	—	(8)	—	(8)
Proceeds from intercompany financing activities	—	216	2	86	(304)	—
Repayments of intercompany financing activities	—	(189)	—	(118)	307	—
Net cash (used in) provided by financing activities	(104)	239	2	238	(271)	104
DECREASE IN CASH AND CASH EQUIVALENTS	(3)	—	—	(134)	—	(137)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(15)	—	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	—	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6	$2	$—	$475	$—	$483

Notes to the financial statements
 (Unaudited)
20. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(18)	$124	$44	$238	$(236)	$152
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	1	2	(1)	2
Additions to fixed assets	—	(4)	(7)	(44)	1	(54)
Additions to intangible assets	—	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(41)	—	(41)
Payments to acquire other investments	—	—	—	(6)	—	(6)
Proceeds from sale of operations, net of cash disposed	—	—	—	18	—	18
Proceeds from intercompany investing activities	145	12	120	283	(560)	—
Repayments of intercompany investing activities	—	—	—	(37)	37	—
Net cash provided by (used in) investing activities	145	8	114	174	(523)	(82)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(3)	—	(3)
Repayments of debt	—	(8)	—	—	—	(8)
Repurchase of shares	(117)	—	—	—	—	(117)
Proceeds from issue of shares	93	—	—	—	—	93
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(103)	—	—	(236)	236	(103)
Acquisition of noncontrolling interests	—	(4)	—	—	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(15)	—	(15)
Proceeds from intercompany financing activities	—	37	—	—	(37)	—
Repayments of intercompany financing activities	—	(156)	(158)	(246)	560	—
Net cash used in financing activities	(127)	(131)	(158)	(498)	759	(155)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	1	—	(86)	—	(85)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3)	—	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	3	—	790	—	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$4	$—	$701	$—	$708

Willis Group Holdings plc

21.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
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
The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as of June 30, 2015 of Willis Group Holdings and the Guarantors.
The entities included in the Guarantors column as of June 30, 2015 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited, Willis Group Limited, and Willis North America.

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Three months ended June 30, 2015
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$917	$—	$917
Investment income	—	—	3	—	3
Other income	—	—	2	—	2
Total revenues	—	—	922	—	922
EXPENSES
Salaries and benefits	(1)	(22)	(538)	—	(561)
Other operating expenses	—	(50)	(129)	—	(179)
Depreciation expense	—	(6)	(17)	—	(23)
Amortization of intangible assets	—	—	(16)	—	(16)
Restructuring costs	—	(8)	(30)	—	(38)
Total expenses	(1)	(86)	(730)	—	(817)
OPERATING (LOSS) INCOME	(1)	(86)	192	—	105
Other income (expense), net	4	(6)	25	—	23
Income from group undertakings	—	84	24	(108)	—
Expenses due to group undertakings	—	(24)	(84)	108	—
Interest expense	(10)	(20)	(5)	—	(35)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(7)	(52)	152	—	93
Income taxes	—	25	(44)	—	(19)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(7)	(27)	108	—	74
Interest in earnings of associates, net of tax	—	2	(4)	—	(2)
Equity account for subsidiaries	77	100	—	(177)	—
NET INCOME	70	75	104	(177)	72
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$70	$75	$102	$(177)	$70

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2015
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$150	$154	$176	$(324)	$156
Less: comprehensive income attributable to noncontrolling interests	—	—	(6)	—	(6)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$150	$154	$170	$(324)	$150

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Three months ended June 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$2	$928	$—	$930
Investment income	—	—	4	—	4
Other income	—	—	1	—	1
Total revenues	—	2	933	—	935
EXPENSES
Salaries and benefits	(1)	(17)	(557)	—	(575)
Other operating expenses	(5)	(39)	(129)	—	(173)
Depreciation expense	—	(6)	(18)	—	(24)
Amortization of intangible assets	—	—	(12)	—	(12)
Restructuring costs	—	(2)	(1)	—	(3)
Total expenses	(6)	(64)	(717)	—	(787)
OPERATING (LOSS) INCOME	(6)	(62)	216	—	148
Other (expense) income, net	(1)	(229)	(3)	230	(3)
Income from group undertakings	—	114	27	(141)	—
Expenses due to group undertakings	—	(26)	(115)	141	—
Interest expense	(10)	(21)	(4)	—	(35)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(17)	(224)	121	230	110
Income taxes	—	5	(64)	—	(59)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(17)	(219)	57	230	51
Interest in earnings of associates, net of tax	—	2	(5)	—	(3)
Equity account for subsidiaries	64	280	—	(344)	—
NET INCOME	47	63	52	(114)	48
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$47	$63	$51	$(114)	$47

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

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Six months ended June 30, 2015
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$4	$1,994	$—	$1,998
Investment income	—	—	6	—	6
Other income	—	—	5	—	5
Total revenues	—	4	2,005	—	2,009
EXPENSES
Salaries and benefits	(1)	(42)	(1,085)	—	(1,128)
Other operating expenses	(9)	(66)	(264)	—	(339)
Depreciation expense	—	(11)	(34)	—	(45)
Amortization of intangible assets	—	—	(30)	—	(30)
Restructuring costs	—	(27)	(42)	—	(69)
Total expenses	(10)	(146)	(1,455)	—	(1,611)
OPERATING (LOSS) INCOME	(10)	(142)	550	—	398
Other (expense) income, net	(8)	—	24	1	17
Income from group undertakings	—	167	49	(216)	—
Expenses due to group undertakings	—	(49)	(167)	216	—
Interest expense	(21)	(40)	(7)	—	(68)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(39)	(64)	449	1	347
Income taxes	—	39	(114)	—	(75)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(39)	(25)	335	1	272
Interest in earnings of associates, net of tax	—	4	10	—	14
Equity account for subsidiaries	319	333	—	(652)	—
NET INCOME	280	312	345	(651)	286
Less: Net income attributable to noncontrolling interests	—	—	(6)	—	(6)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$280	$312	$339	$(651)	$280

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2015
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$474	$508	$546	$(1,051)	$477
Less: comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$474	$508	$543	$(1,051)	$474

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Six months ended June 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$4	$2,016	$—	$2,020
Investment income	—	—	8	—	8
Other income	—	—	4	—	4
Total revenues	—	4	2,028	—	2,032
EXPENSES
Salaries and benefits	(1)	(36)	(1,108)	—	(1,145)
Other operating expenses	(9)	(80)	(249)	—	(338)
Depreciation expense	—	(11)	(36)	—	(47)
Amortization of intangible assets	—	—	(25)	—	(25)
Restructuring costs	—	(2)	(1)	—	(3)
Total expenses	(10)	(129)	(1,419)	—	(1,558)
OPERATING (LOSS) INCOME	(10)	(125)	609	—	474
Other (expense) income, net	(1)	(228)	(4)	230	(3)
Income from group undertakings	—	189	54	(243)	—
Expenses due to group undertakings	—	(53)	(190)	243	—
Interest expense	(21)	(41)	(5)	—	(67)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(32)	(258)	464	230	404
Income taxes	—	29	(151)	—	(122)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(32)	(229)	313	230	282
Interest in earnings of associates, net of tax	—	5	11	—	16
Equity account for subsidiaries	325	543	—	(868)	—
NET INCOME	293	319	324	(638)	298
Less: Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$293	$319	$319	$(638)	$293

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

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Balance Sheet

	As of June 30, 2015
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6	$2	$475	$—	$483
Accounts receivable, net	—	2	1,224	—	1,226
Fiduciary assets	—	—	11,006	—	11,006
Deferred tax assets	—	—	9	—	9
Other current assets	1	73	195	(47)	222
Amounts due from group undertakings	3,560	687	1,289	(5,536)	—
Total current assets	3,567	764	14,198	(5,583)	12,946
NON-CURRENT ASSETS
Investments in subsidiaries	—	4,376	—	(4,376)	—
Fixed assets, net	—	59	457	—	516
Goodwill	—	—	3,097	—	3,097
Other intangible assets, net	—	—	675	—	675
Investments in associates	—	139	29	—	168
Deferred tax assets	—	1	6	(1)	6
Pension benefits asset	—	—	677	—	677
Other non-current assets	2	9	223	—	234
Non-current amounts due from group undertakings	—	765	—	(765)	—
Total non-current assets	2	5,349	5,164	(5,142)	5,373
TOTAL ASSETS	$3,569	$6,113	$19,362	$(10,725)	$18,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$11,006	$—	$11,006
Deferred revenue and accrued expenses	5	24	414	—	443
Income taxes payable	—	—	82	(47)	35
Current portion of long-term debt	299	168	1	—	468
Deferred tax liabilities	—	—	21	—	21
Other current liabilities	71	45	406	—	522
Amounts due to group undertakings	—	4,754	782	(5,536)	—
Total current liabilities	375	4,991	12,712	(5,583)	12,495

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Balance Sheet (continued)

	As of June 30, 2015
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NON-CURRENT LIABILITIES
Investments in subsidiaries	304	—	—	(304)	—
Long-term debt	497	1,555	—	—	2,052
Liabilities for pension benefits	—	—	294	—	294
Deferred tax liabilities	—	—	212	(1)	211
Provisions for liabilities	—	—	220	—	220
Other non-current liabilities	—	18	488	—	506
Non-current amounts due to group undertakings	—	—	765	(765)	—
Total non-current liabilities	801	1,573	1,979	(1,070)	3,283
TOTAL LIABILITIES	$1,176	$6,564	$14,691	$(6,653)	$15,778

REDEEMABLE NONCONTROLLING INTEREST	—	—	52	—	52

EQUITY
Total Willis Group Holdings stockholders’ equity	2,393	(451)	4,523	(4,072)	2,393
Noncontrolling interests	—	—	96	—	96
Total equity	2,393	(451)	4,619	(4,072)	2,489
TOTAL LIABILITIES AND EQUITY	$3,569	$6,113	$19,362	$(10,725)	$18,319

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

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2015
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(4)	$79	$(68)	$—	$7
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	9	—	9
Additions to fixed assets	—	(9)	(38)	—	(47)
Additions to intangible assets	—	—	(10)	—	(10)
Acquisitions of operations, net of cash acquired	—	—	(228)	—	(228)
Proceeds from disposal of operations, net of cash disposed	—	—	28	—	28
Proceeds from intercompany investing activities	105	49	153	(307)	—
Repayments of intercompany investing activities	—	(86)	(218)	304	—
Intercompany investing in subsidiaries	—	(274)	—	274	—
Net cash provided by (used in) investing activities	105	(320)	(304)	271	(248)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	220	—	—	220
Debt issuance costs	—	—	(1)	—	(1)
Repayments of debt	—	(8)	—	—	(8)
Repurchase of shares	(79)	—	—	—	(79)
Proceeds from issue of shares	84	—	274	(274)	84
Excess tax benefits from share-based payment arrangement	—	—	5	—	5
Dividends paid	(109)	—	—	—	(109)
Dividends paid to noncontrolling interests	—	—	(8)	—	(8)
Proceeds from intercompany financing activities	—	218	86	(304)	—
Repayments of intercompany financing activities	—	(189)	(118)	307	—
Net cash (used in) provided by financing activities	(104)	241	238	(271)	104
DECREASE IN CASH AND CASH EQUIVALENTS	(3)	—	(134)	—	(137)
Effect of exchange rate changes on cash and cash equivalents	—	—	(15)	—	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6	$2	$475	$—	$483

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(18)	$168	$238	$(236)	$152
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	1	2	(1)	2
Additions to fixed assets	—	(11)	(44)	1	(54)
Additions to intangible assets	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	(41)	—	(41)
Payments to acquire other investments	—	—	(6)	—	(6)
Proceeds from disposal of operations, net of cash disposed	—	—	18	—	18
Proceeds from intercompany investing activities	145	120	283	(548)	—
Repayments of intercompany investing activities	—	—	(37)	37	—
Net cash provided by (used in) investing activities	145	110	174	(511)	(82)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	(3)	—	(3)
Repayments of debt	—	(8)	—	—	(8)
Repurchase of shares	(117)	—	—	—	(117)
Proceeds from issue of shares	93	—	—	—	93
Excess tax benefits from share-based payment arrangement	—	—	2	—	2
Dividends paid	(103)	—	(236)	236	(103)
Acquisition of noncontrolling interests	—	(4)	—	—	(4)
Dividends paid to noncontrolling interests	—	—	(15)	—	(15)
Proceeds from intercompany financing activities	—	37	—	(37)	—
Repayments of intercompany financing activities	—	(302)	(246)	548	—
Net cash used in financing activities	(127)	(277)	(498)	747	(155)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	1	(86)	—	(85)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	3	790	—	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$4	$701	$—	$708

Notes to the financial statements
 (Unaudited)

22.	FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
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

(v)Consolidating adjustments; and

(vi)the Consolidated Company.
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets as of June 30, 2015 of Willis Group Holdings, the Other Guarantors, and the Issuer.
The entities included in the Other Guarantors column as of June 30, 2015 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, Willis North America, TA I Limited, and Willis Group Limited.

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Three months ended June 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$—	$917	$—	$917
Investment income	—	—	—	3	—	3
Other income	—	—	—	2	—	2
Total revenues	—	—	—	922	—	922
EXPENSES
Salaries and benefits	(1)	(22)	—	(538)	—	(561)
Other operating expenses	—	(50)	—	(129)	—	(179)
Depreciation expense	—	(6)	—	(17)	—	(23)
Amortization of intangible assets	—	—	—	(16)	—	(16)
Restructuring costs	—	(8)	—	(30)	—	(38)
Total expenses	(1)	(86)	—	(730)	—	(817)
OPERATING (LOSS) INCOME	(1)	(86)	—	192	—	105
Other income (expense), net	4	(6)	—	25	—	23
Income from group undertakings	—	90	23	24	(137)	—
Expenses due to group undertakings	—	(46)	(7)	(84)	137	—
Interest expense	(10)	(10)	(10)	(5)	—	(35)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(7)	(58)	6	152	—	93
Income taxes	—	27	(2)	(44)	—	(19)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(7)	(31)	4	108	—	74
Interest in earnings of associates, net of tax	—	2	—	(4)	—	(2)
Equity account for subsidiaries	77	104	52	—	(233)	—
NET INCOME	70	75	56	104	(233)	72
Less: Net income attributable to noncontrolling interests	—	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$70	$75	$56	$102	$(233)	$70

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$150	$154	$127	$176	$(451)	$156
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$150	$154	$127	$170	$(451)	$150

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Three months ended June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$2	$—	$928	$—	$930
Investment income	—	—	—	4	—	4
Other income	—	—	—	1	—	1
Total revenues	—	2	—	933	—	935
EXPENSES
Salaries and benefits	(1)	(17)	—	(557)	—	(575)
Other operating expenses	(5)	(39)	—	(129)	—	(173)
Depreciation expense	—	(6)	—	(18)	—	(24)
Amortization of intangible assets	—	—	—	(12)	—	(12)
Restructuring costs	—	(2)	—	(1)	—	(3)
Total expenses	(6)	(64)	—	(717)	—	(787)
OPERATING (LOSS) INCOME	(6)	(62)	—	216	—	148
Other (expense) income, net	(1)	(229)	—	(3)	230	(3)
Income from group undertakings	—	121	23	27	(171)	—
Expenses due to group undertakings	—	(49)	(7)	(115)	171	—
Interest expense	(10)	(12)	(9)	(4)	—	(35)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(17)	(231)	7	121	230	110
Income taxes	—	7	(2)	(64)	—	(59)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(17)	(224)	5	57	230	51
Interest in earnings of associates, net of tax	—	2	—	(5)	—	(3)
Equity account for subsidiaries	64	285	42	—	(391)	—
NET INCOME	47	63	47	52	(161)	48
Less: Net income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$47	$63	$47	$51	$(161)	$47

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

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Six months ended June 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$4	$—	$1,994	$—	$1,998
Investment income	—	—	—	6	—	6
Other income	—	—	—	5	—	5
Total revenues	—	4	—	2,005	—	2,009
EXPENSES
Salaries and benefits	(1)	(42)	—	(1,085)	—	(1,128)
Other operating expenses	(9)	(66)	—	(264)	—	(339)
Depreciation expense	—	(11)	—	(34)	—	(45)
Amortization of intangible assets	—	—	—	(30)	—	(30)
Restructuring costs	—	(27)	—	(42)	—	(69)
Total expenses	(10)	(146)	—	(1,455)	—	(1,611)
OPERATING (LOSS) INCOME	(10)	(142)	—	550	—	398
Other (expense) income, net	(8)	—	—	24	1	17
Income from group undertakings	—	180	45	49	(274)	—
Expenses due to group undertakings	—	(93)	(14)	(167)	274	—
Interest expense	(21)	(21)	(19)	(7)	—	(68)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(39)	(76)	12	449	1	347
Income taxes	—	42	(3)	(114)	—	(75)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(39)	(34)	9	335	1	272
Interest in earnings of associates, net of tax	—	4	—	10	—	14
Equity account for subsidiaries	319	342	261	—	(922)	—
NET INCOME	280	312	270	345	(921)	286
Less: Net income attributable to noncontrolling interests	—	—	—	(6)	—	(6)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$280	$312	$270	$339	$(921)	$280

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$474	$508	$474	$546	$(1,525)	$477
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(3)	—	(3)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$474	$508	$474	$543	$(1,525)	$474

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Six months ended June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$4	$—	$2,016	$—	$2,020
Investment income	—	—	—	8	—	8
Other income	—	—	—	4	—	4
Total revenues	—	4	—	2,028	—	2,032
EXPENSES
Salaries and benefits	(1)	(36)	—	(1,108)	—	(1,145)
Other operating expenses	(9)	(80)	—	(249)	—	(338)
Depreciation expense	—	(11)	—	(36)	—	(47)
Amortization of intangible assets	—	—	—	(25)	—	(25)
Restructuring costs	—	(2)	—	(1)		(3)
Total expenses	(10)	(129)	—	(1,419)	—	(1,558)
OPERATING (LOSS) INCOME	(10)	(125)	—	609	—	474
Other (expense) income, net	(1)	(228)	—	(4)	230	(3)
Income from group undertakings	—	203	45	54	(302)	—
Expenses due to group undertakings	—	(98)	(14)	(190)	302	—
Interest expense	(21)	(23)	(18)	(5)	—	(67)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(32)	(271)	13	464	230	404
Income taxes	—	32	(3)	(151)	—	(122)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(32)	(239)	10	313	230	282
Interest in earnings of associates, net of tax	—	5	—	11	—	16
Equity account for subsidiaries	325	553	257	—	(1,135)	—
NET INCOME	293	319	267	324	(905)	298
Less: Net income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$293	$319	$267	$319	$(905)	$293

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

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Balance Sheet

	As of June 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6	$2	$—	$475	$—	$483
Accounts receivable, net	—	2	—	1,224	—	1,226
Fiduciary assets	—	—	—	11,006	—	11,006
Deferred tax assets	—	—	—	9	—	9
Other current assets	1	80	1	195	(55)	222
Amounts due from group undertakings	3,560	1,036	870	1,289	(6,755)	—
Total current assets	3,567	1,120	871	14,198	(6,810)	12,946
NON-CURRENT ASSETS
Investments in subsidiaries	—	4,337	3,071	—	(7,408)	—
Fixed assets, net	—	59	—	457	—	516
Goodwill	—	—	—	3,097	—	3,097
Other intangible assets, net	—	—	—	675	—	675
Investments in associates	—	139	—	29	—	168
Deferred tax assets	—	1	—	6	(1)	6
Pension benefits asset	—	—	—	677	—	677
Other non-current assets	2	2	7	223	—	234
Non-current amounts due from group undertakings	—	765	518	—	(1,283)	—
Total non-current assets	2	5,303	3,596	5,164	(8,692)	5,373
TOTAL ASSETS	$3,569	$6,423	$4,467	$19,362	$(15,502)	$18,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$11,006	$—	$11,006
Deferred revenue and accrued expenses	5	24	—	414	—	443
Income taxes payable	—	—	8	82	(55)	35
Current portion of long-term debt	299	148	20	1	—	468
Deferred tax liabilities	—	—	—	21	—	21
Other current liabilities	71	34	11	406	—	522
Amounts due to group undertakings	—	5,551	422	782	(6,755)	—
Total current liabilities	375	5,757	461	12,712	(6,810)	12,495

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Balance Sheet (continued)

	As of June 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NON-CURRENT LIABILITIES
Investments in subsidiaries	304	—	—	—	(304)	—
Long-term debt	497	581	974	—	—	2,052
Liabilities for pension benefits	—	—	—	294	—	294
Deferred tax liabilities	—	—	—	212	(1)	211
Provisions for liabilities	—	—	—	220	—	220
Other non-current liabilities	—	18	—	488	—	506
Non-current amounts due to group undertakings	—	518	—	765	(1,283)	—
Total non-current liabilities	801	1,117	974	1,979	(1,588)	3,283
TOTAL LIABILITIES	$1,176	$6,874	$1,435	$14,691	$(8,398)	$15,778

REDEEMABLE NONCONTROLLING INTEREST	—	—	—	52	—	52

EQUITY
Total Willis Group Holdings stockholders’ equity	2,393	(451)	3,032	4,523	(7,104)	2,393
Noncontrolling interests	—	—	—	96	—	96
Total equity	2,393	(451)	3,032	4,619	(7,104)	2,489
TOTAL LIABILITIES AND EQUITY	$3,569	$6,423	$4,467	$19,362	$(15,502)	$18,319

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

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(4)	$70	$9	$(68)	$—	$7
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	9	—	9
Additions to fixed assets	—	(9)	—	(38)	—	(47)
Additions to intangible assets	—	—	—	(10)	—	(10)
Acquisitions of operations, net of cash acquired	—	—	—	(228)	—	(228)
Proceeds from disposal of operations, net of cash disposed	—	—	—	28	—	28
Proceeds from intercompany investing activities	105	49	—	153	(307)	—
Repayments of intercompany investing activities	—	(14)	(72)	(218)	304	—
Intercompany investing in subsidiaries	—	(274)	—	—	274	—
Net cash provided by (used in) investing activities	105	(248)	(72)	(304)	271	(248)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	220	—	—	220
Debt issuance costs	—	—	—	(1)	—	(1)
Repayments of debt	—	—	(8)	—	—	(8)
Repurchase of shares	(79)	—	—	—	—	(79)
Proceeds from issue of shares	84	—	—	274	(274)	84
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(109)	—	—	—	—	(109)
Dividends paid to noncontrolling interests	—	—	—	(8)	—	(8)
Proceeds from intercompany financing activities	—	218	—	86	(304)	—
Repayments of intercompany financing activities	—	(40)	(149)	(118)	307	—
Net cash (used in) provided by financing activities	(104)	178	63	238	(271)	104
DECREASE IN CASH AND CASH EQUIVALENTS	(3)	—	—	(134)	—	(137)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(15)	—	(15)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	—	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6	$2	$—	$475	$—	$483

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(18)	$186	$(18)	$238	$(236)	$152
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	1	—	2	(1)	2
Additions to fixed assets	—	(11)	—	(44)	1	(54)
Additions to intangible assets	—	—	—	(1)	—	(1)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(41)	—	(41)
Payments to acquire other investments	—	—	—	(6)	—	(6)
Proceeds from disposal of operations, net of cash disposed	—	—	—	18	—	18
Proceeds from intercompany investing activities	145	120	13	283	(561)	—
Repayments of intercompany investing activities	—	—	—	(37)	37	—
Net cash provided by (used in) investing activities	145	110	13	174	(524)	(82)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(3)	—	(3)
Repayments of debt	—	—	(8)	—	—	(8)
Repurchase of shares	(117)	—	—	—	—	(117)
Proceeds from issue of shares	93	—	—	—	—	93
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(103)	—	—	(236)	236	(103)
Acquisition of noncontrolling interests	—	(4)	—	—	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(15)	—	(15)
Proceeds from intercompany financing activities	—	24	13	—	(37)	—
Repayments of intercompany financing activities	—	(315)	—	(246)	561	—
Net cash (used in) provided by financing activities	(127)	(295)	5	(498)	760	(155)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	1	—	(86)	—	(85)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3)	—	(3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	3	—	790	—	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3	$4	$—	$701	$—	$708

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
In 2014 we noted a continuation of the trend of growing complexity in the reinsurance market and a softening of prices, and signs of acceleration towards softening reinsurance rates across almost all classes of business and geographies as positive 2013 results for traditional reinsurers exacerbated the growing supply of capital from third-party investors. In addition, for primary

Business discussion

insurance companies, the ability to recognize primary rate increases may be coming to an end and, consequently, rate flattening and even rate reductions are seen in many territories on primary insurance classes.
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
Financial Performance

The following is a summary of our second quarter 2015 GAAP financial results:

•
Total revenues of $922 million decreased by $13 million, or 1.4 percent, versus second quarter 2014. The results included $59 million adverse foreign currency movements; $33 million positive impact from acquisitions and disposals; and organic growth of $13 million.

•	Total expenses of $817 million increased by $30 million, or 3.8 percent, versus second quarter 2014.

•	Operating margin decreased 440 basis points to 11.4 percent from 15.8 percent in second quarter 214.

•
Net income attributable to Willis Group Holdings was $70 million, or $0.38 per diluted share, an increase of $23 million, or $0.12 per diluted share, from the $47 million, or $0.26 per diluted share, in second quarter 2014.

•	Cash provided by operating activities was $71 million, a decrease of $76 million from $147 million of cash provided by operating activities in second quarter 2014.

Our second quarter 2015 non-GAAP financial measures were as follows:

•	Underlying total revenues of $922 million increased $46 million, or 5.3 percent, versus second quarter 2014. Organic total revenues increased $13 million, or 1.5 percent.

•
Underlying commissions and fees increased 5.3 percent and organic commissions and fees increased 1.6 percent, versus second quarter 2014, led by solid growth in Willis North America and Willis International.

•	Underlying total expenses of $765 million increased $37 million, or 5.1 percent, versus second quarter 2014. Organic total expenses decreased $3 million, or 0.4 percent.

•	Organic operating margin increased 160 basis points to 17.8 percent from 16.2 percent in second quarter 2014.

•	Organic spread, that is the difference between organic commissions and fees growth of 1.6 percent and organic total expense reduction of 0.4 percent, was 200 basis points in second quarter 2015.

The following is a summary of our first half 2015 GAAP financial results:

•
Total revenues of $2,009 million decreased by $23 million, or 1.2 percent, versus first half 2014. The results included $128 million adverse movements in foreign exchange; $58 million positive impact from acquisitions and disposals; and organic growth of $47 million.

•	Total expenses of $1,611 million increased by $53 million, or 3.4 percent, versus first half 2014.

•	Operating margin decreased 350 basis points to 19.8 percent from 23.3 percent in first half 2014.

Willis Group Holdings plc

•
Net income attributable to Willis Group Holdings was $280 million, or $1.54 per diluted share, a decrease of $13 million, or $0.07 per diluted share, from the $293 million, or $1.61 per diluted share, in the first half 2014.

•	Cash provided in operating activities was $7 million, a decrease of $145 million from $152 million of cash provided by operating activities in first half 2014.
Our first half 2015 non-GAAP financial measures were as follows:

•	Underlying total revenues of $2,009 million increased $105 million, or 5.6 percent, versus first half 2014. Organic total revenues increased $47 million, or 2.5 percent.

•
Underlying commissions and fees increased 5.6 percent and organic commissions and fees increased 2.6 percent, versus first half 2014, led by solid growth in Willis North America and Willis International.

•
Underlying total expenses of $1,528 million increased $77 million, or 5.3 percent, versus first half 2014. Excluding the net $69 million increase from acquisition and disposals, organic total expenses increased $8 million, or 0.6 percent.

•	Organic operating margin increased 150 basis points to 24.9 percent from 23.4 percent in the first half 2014.

•	Organic spread, that is the difference between organic commission and fee growth of 2.6 percent and organic total expense growth of 0.6 percent, was 200 basis points in first half 2015.
Towers Watson Merger
On June 30, 2015, we announced, jointly with Towers Watson, the signing of a definitive merger agreement, dated as of June 29, 2015, under which the companies will combine in an all-stock merger of equals. Based on the closing prices of Willis ordinary shares and Towers Watson common stock on June 29, 2015, the implied equity value of the transaction is approximately $18 billion. The transaction has been unanimously approved by the Board of Directors of each company and is currently expected to close by December 31, 2015, subject to customary closing conditions, including regulatory approvals and approval by both Willis shareholders and Towers Watson stockholders.
The combination of Towers Watson and Willis, if completed, will create an integrated global advisory, broking and solutions provider to serve a broad range of clients in existing and new business lines.
Acquisitions and Disposals
We continue to successfully deliver on our measured acquisition strategy which is focused on high quality, specialized firms with leading market positions, and continues to contribute to the Company's overall growth rate. Revenues from acquisitions over the past twelve months, which include Miller Insurance Services, Charles Monat, and Max Matthiessen, have increased total revenues by $58 million in the first half 2015 versus the year-ago period. Additionally those businesses contributed approximately $17 million to EBITDA in the first half 2015.
During the second quarter the Company completed the previously disclosed transaction to acquire an 85 percent interest in Miller Insurance Services, a leading London-based wholesale specialist. In addition, the Company also completed transactions to acquire the trade and assets of Evolution Benefits Consulting, Inc, a human capital practice based in Pennsylvania, and Carsa Consultores, a leading broker in Mexico.
On April 22, 2015, the Company announced that it has made a firm offer to acquire the remaining 70 percent of Gras Savoye that it currently does not own for approximately €550 million (approximately $592 million), which includes the repayment of outstanding third party debt.
Further to this, on June 25, 2015 Willis entered into a Share Purchase Agreement with Astorg Partners and the other shareholders of Gras Savoye. The transaction, which is subject to regulatory approval, is expected to close on or around December 31, 2015.
During the six month ended June 30, 2015, we have disposed of a number low growth non-strategic operations from Willis North America, Willis CWR, and Willis GB and consequently recognized gains on disposal of $7 million and $11 million, respectively, in the three and six months ended June 30, 2015.

Business discussion

Operational Improvement Program
Overview
In April 2014, the Company announced an Operational Improvement Program that would allow the Company to continue to strengthen its client service, realize operational efficiencies, and invest in new capabilities for growth.
The main elements of the program include the following:

•
movement or elimination of approximately 3,500 support roles from higher cost locations to Willis facilities in lower cost locations, bringing the ratio of employees in higher cost versus lower cost near-shore and off-shore centers from approximately 80:20 to approximately 60:40;

•	lease consolidation in real estate and reductions in ratios of seats per employee and square footage of floor space per employee; and

•	information technology systems simplification and rationalization.
The program began in the second quarter of 2014 and is expected to be complete by the end of 2017. The program was expecting to deliver cumulative cost savings of at least $420 million through 2017 and annual cost savings of approximately $300 million starting in 2018. However, due to strong execution against the overall strategy to date, the Company is increasing its expectations for cost savings from the program. The annual cost savings expected to be generated by the end of the 2017 are now expected to be $325 million and the cumulative savings are now expected to be $490 million through the end of the program.
The estimated revised phasing of future cost savings is as follows: $80 million in 2015, approximately $150 million in 2016, and approximately $250 million in 2017. The estimated cost savings are before any potential reinvestment for future growth.
To achieve these savings, the Company now expects to incur restructuring charges amounting to approximately $440 million through the end of 2017. Program spend in 2014 was $36 million, with approximately $140 million expected for 2015 and the balance of approximately $265 million expected to be incurred in 2016 and 2017.
Total spend, actual savings, and timing may vary positively or negatively from these estimates due to changes in the scope, underlying assumptions, or execution risk of the restructuring plan throughout its duration.
The Company expects that about 75 percent of the annualized 2018 savings would come from role relocation and reduction, and about 25 percent of the savings from real estate, information technology and other areas.
Second quarter 2015 update
In second quarter 2015, the Company recognized restructuring costs of $38 million related to the Operational Improvement Program.
The $38 million restructuring costs incurred included:

•
$8 million in the North America segment including $3 million related to roles that have either been eliminated or relocated to low cost locations and $5 million of professional services and other costs supporting the execution of the program;

•	approximately $7 million in the International segment including $1 million related to termination benefits and $6 million of professional services and other program related costs;

•	$1 million in Willis CWR related to professional services and other program related costs;

•	approximately $17 million in Willis GB including $13 million related to termination benefits and $4 million of professional services and other costs supporting the execution of the program; and

•	$5 million in Corporate and other, including approximately $3 million of termination benefits and $2 million related to other core resources supporting the program.
First half 2015 update
In first half 2015 the Company recognized restructuring costs of $69 million related to the Operational Improvement Program bringing the total program to date restructuring costs to $105 million since commencement in April 2014.
The $69 million restructuring costs incurred included:

Willis Group Holdings plc

•
$15 million in the North America segment including $5 million related to roles that have either been eliminated or relocated to low cost locations and $10 million of professional services and other costs supporting the execution of the program;

•	approximately $10 million in the International segment including $3 million related to termination benefits and $7 million of professional services and other program related costs;

•	$7 million in Willis CWR related to termination benefits, professional services and other program related costs;

•	approximately $21 million in Willis GB including $13 million related to termination benefits and $8 million of professional services and other costs supporting the execution of the program; and

•	$16 million in Corporate and other, including approximately $3 million of termination benefits and $13 million related to other professional services and core resources supporting the program.
We generated savings of approximately $30 million in the first half of 2015, largely from actions taken in the prior year, bringing the cumulative program to date savings to $41 million.
UK defined benefit pension scheme
On March 6, 2015, the Company announced to members of the UK defined benefit pension plan that with effect from June 30, 2015, future salary increases would not be pensionable (the 'salary freeze'). The Company has recognized the salary freeze as a plan amendment at the announcement date. The impact of the salary freeze is to reduce the plan’s projected benefit obligation by approximately $215 million and create a prior service gain which is recognized in Other Comprehensive Income and then amortized to the Income Statement over the remaining expected service life of active employees.

Business discussion

Business Strategy
Today we operate in attractive growth markets with a diversified platform across geographies, industries, segments and lines of business. We aim to become the risk advisor, re/insurance broker of choice globally.
We believe we can achieve this by focusing on:

•
Growing our existing business organically. We help clients of all sizes and in every segment when we form teams of the right people from across our business that can provide risk and human capital and benefits service that the client needs. We call this team-based way of working ‘Connecting Willis’.

In the Connecting Willis model, client advocates aim to ensure that our teams deliver a seamless service of tailored capabilities to clients including:

•	Regional and local market expertise;

•	Industry and product specialist capabilities;

•	Global placement knowledge and data; and

•	Cutting-edge analytics to address evolving risks.

•	Strategic mergers and acquisitions that add geographic reach, industry expertise, new product offerings, and analytic capabilities.

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

If the proposed merger with Towers Watson is successfully closed, we expect the Willis strategy to be enhanced by allowing the combined organization to leverage its joint capabilities to better service middle market, large corporate, and multinational clients. We expect this will accelerate revenue growth through distributing the Towers Watson private exchange solution through Willis' North America middle market client base; leveraging Towers Watson's strong relationships with large corporates to expand Willis' market share in the large accounts segment; and growing Towers Watson's health and benefits offering across the 84 countries in which Willis operates today.

Willis Group Holdings plc

NON-GAAP FINANCIAL MEASURES
We believe that the understanding of the Company's performance and comparative analysis of our results is enhanced by our disclosure of the following non-GAAP financial measures. We use these and other measures to establish Group performance targets and evaluate the performance of our operations.
Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, these condensed consolidated financial statements for the three and six months ended June 30, 2015.

Underlying measures
Our underlying non-GAAP measures are calculated by excluding restructuring costs relating to the Operational Improvement Program, the impact of the Venezuelan Bolivar devaluation, gains (losses) on disposal of operations, deferred tax valuation allowances, and from the second quarter 2015, while not restating prior periods, M&A transaction related costs, as relevant, from total revenues, total expenses, salaries and benefits, other operating expenses, operating income, net income, and earnings per diluted share, the most directly comparable GAAP measures.
Additionally, prior year total revenues, total expenses and net income and diluted earnings per share have been rebased to current period exchange rates to eliminate the impact of year over year foreign exchange movements.

Organic measures
Our organic non-GAAP measures are calculated by further excluding the twelve month impact from acquisitions and disposals, from our underlying measures.
Non-GAAP financial measures for the three months ended June 30, 2015:
As set out in the tables below, underlying operating income increased $9 million, or 6.2 percent, to $157 million in second quarter 2015 compared to $148 million in second quarter 2014. Underlying operating margin at 17.0 percent in second quarter 2015 was up 10 basis points compared with second quarter 2014, while second quarter 2015 underlying net income was $105 million, $18 million higher than in second quarter 2014. Underlying earnings per diluted share were $0.58 in second quarter 2015, compared with $0.48 in second quarter 2014.
As set out in the tables below, organic operating income increased $16 million, or 11.5 percent, to $155 million in second quarter 2015 compared to $139 million in second quarter 2014. Organic operating margin at 17.8 percent in second quarter 2015 was up 160 basis points compared with second quarter 2014.
Non-GAAP financial measures for the six months ended June 30, 2015:
As set out in the tables below, underlying operating income increased $28 million, or 6.2 percent, to $481 million in first half 2015 compared to $453 million in first half 2014. Underlying operating margin at 23.9 percent in first half 2015 was up 10 basis points compared with first half 2014, while first half 2015 underlying net income was $335 million, $28 million higher than in first half 2014. Underlying earnings per diluted share were $1.84 in first half 2015, compared with $1.69 in first half 2014.
As set out in the tables below, organic operating income increased $39 million, or 8.9 percent, to $477 million in first half 2015 compared to $438 million in first half 2014. Organic operating margin at 24.9 percent in first half 2015 was up 150 basis points compared with first half 2014.

Business discussion

A reconciliation of reported total expenses, salaries and benefits and other operating expenses, the most directly comparable GAAP measures, to underlying and organic total expenses, underlying and organic salaries and benefits and underlying and organic other operating expenses, for the three months ended June 30, 2015 and 2014 and is as follows (in millions except percentages):

	Salaries and benefits		Other operating expenses		Total expenses
	2015	2014	2015	2014	2015	2014
Expenses, GAAP basis	$561	$575	$179	$173	$817	$787
Excluding:
Restructuring costs	—	—	—	—	38	3
M&A transaction-related costs (b)	1	—	13	—	14	—
Foreign currency movements (a)	—	42	—	13	—	56
Underlying expenses	$560	$533	$166	$160	$765	$728
Less: net expenses from acquisitions and disposals	32	7	9	1	49	9
Organic expenses	$528	$526	$157	$159	$716	$719
 _________________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

(b)
From second quarter 2015, the definition of underlying measures was modified to exclude the impact from M&A transaction-related costs. Prior period underlying measures, which include $7 million of such expenses in the first quarter 2015 and approximately $1 million in the second quarter 2014 have not been recast.

A reconciliation of reported total expenses, salaries and benefits and other operating expenses, the most directly comparable GAAP measures, to underlying and organic total expenses, underlying and organic salaries and benefits and underlying and organic other operating expenses, for the six months ended June 30, 2015 and 2014 and is as follows (in millions except percentages):

	Salaries and benefits		Other operating expenses		Total expenses
	2015	2014	2015	2014	2015	2014
Expenses, GAAP basis	$1,128	$1,145	$339	$338	$1,611	$1,558
Excluding:
Restructuring costs	—	—	—	—	69	3
M&A transaction-related costs (b)	1	—	13	—	14	—
Foreign currency movements (a)	—	79	—	23	—	104
Underlying expenses	$1,127	$1,066	$326	$315	$1,528	$1,451
Less: net expenses from acquisitions and disposals	55	13	18	2	86	17
Organic expenses	$1,072	$1,053	$308	$313	$1,442	$1,434
 _________________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

(b)
From second quarter 2015, the definition of underlying measures was modified to exclude the impact from M&A transaction-related costs. Prior period underlying measures, which include $7 million of such expenses in the first quarter 2015 and approximately $1 million in the second quarter 2014 have not been recast.

Willis Group Holdings plc

A reconciliation of reported operating income, the most directly comparable GAAP measure, to underlying and organic operating income for the three and six months ended June 30, 2015 is as follows (in millions, except percentages):

	Three months ended June 30,		% Change(b)	Six months ended June 30,		% Change(b)
	2015	2014		2015	2014
Total revenues	$922	$935	(1.4)	$2,009	$2,032	(1.2)
Excluding:
Foreign currency movements(a)	—	(59)		—	(128)
Underlying total revenues	$922	$876	5.3	$2,009	$1,904	5.6
Less: net revenue from acquisitions and disposals	51	18		90	32
Organic total revenues	$871	$858	1.5	$1,919	$1,872	2.5

Operating income, GAAP basis	$105	$148	(29.0)	$398	$474	(16.1)
Excluding:
M&A transaction related costs (c)	14	—	—	14	—
Restructuring costs	38	3		69	3
Foreign currency movements (a)	—	(3)		—	(24)
Underlying operating income	$157	$148	6.2	$481	$453	6.1
Less: net operating income from acquisitions and disposals	2	9		4	15
Organic operating income	$155	$139	11.5	$477	$438	8.9

Operating margin, GAAP basis, or operating income as a percentage of total revenues	11.4%	15.8%		19.8%	23.3%
Underlying operating margin, or underlying operating income as a percentage of underlying total revenues	17.0%	16.9%		23.9%	23.8%
Organic operating margin, or organic operating income as a percentage of organic total revenues	17.8%	16.2%		24.9%	23.4%
 _________________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

(b)	Percentages may differ due to rounding.

(c)
From second quarter 2015, the definition of underlying measures was modified to exclude the impact from M&A transaction-related costs. Prior period underlying measures, which include $7 million of such expenses in the first quarter 2015 and approximately $1 million in the second quarter 2014 have not been recast.

Business discussion

A reconciliation of reported net income attributable to Willis Group Holdings plc, the most directly comparable GAAP measures, to organic and underlying EBITDA, is as follows (in millions, except per share data):

	Three months ended June 30,		% Change(b)	Six months ended June 30,		% Change(b)
	2015	2014		2015	2014
Net income attributable to Willis Group Holdings plc	$70	$47	48.9	$280	$293	(4.4)
Add back:
Net income attributable to noncontrolling interest	2	1		6	5
Interest in losses(earnings) of associates, net of tax	2	3		(14)	(16)
Income taxes	19	59		75	122
Interest expense	35	35		68	67
Other (income) expense, net	(23)	3		(17)	3
Depreciation	23	24		45	47
Amortization	16	12		30	25
M&A transaction related costs (c)	14	—		14	—
Restructuring costs	38	3		69	3
Foreign currency movements (a)	—	(4)		—	(26)
Underlying EBITDA	$196	$183	7.1	$556	$523	6.3
Less: net EBITDA from acquisitions and disposals	10	10		17	17
Organic EBITDA	$186	$173	8.0	$539	$506	6.5
 _________________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

(b)	Percentages may differ due to rounding.

(c)
From second quarter 2015, the definition of underlying measures was modified to exclude the impact from M&A transaction-related costs. Prior period underlying measures, which include $7 million of such expenses in the first quarter 2015 and approximately $1 million in the second quarter 2014, have not been recast.

Willis Group Holdings plc

A reconciliation of reported net income, attributable to Willis Group Holdings plc, and reported earnings per diluted share, the most directly comparable GAAP measures, to underlying net income and underlying earnings per diluted share, is as follows (in millions, except per share data):

				Per diluted share
	Three months ended June 30,			Three months ended June 30,
	2015	2014	% Change(b)	2015	2014	% Change(b)
Net income attributable to Willis Group Holdings plc, GAAP basis	$70	$47	48.9	$0.38	$0.26	46.2
Excluding:
M&A transaction-related costs (c)	11	—		0.06	—
Restructuring costs	27	2		0.15	0.01
Net gain on disposal of operations	(4)	—		(0.02)	—
Venezuela devaluation currency, net of tax	1	13		0.01	0.07
Deferred tax valuation allowance	—	21		—	0.12
Foreign currency movements(a)	—	4		—	0.02
Underlying net income	$105	$87	20.7	$0.58	$0.48	20.8

Average diluted shares outstanding, GAAP basis	182	182
_____________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

(b)	Percentages may differ due to rounding.

(c)
From second quarter 2015, the definition of underlying measures was modified to exclude the impact from M&A transaction-related costs. Prior period underlying measures, which include $7 million of such expenses in the first quarter 2015 and approximately $1 million in the second quarter 2014, have not been recast.

				Per diluted share
	Six months ended June 30,			Six months ended June 30,
	2015	2014	% Change(b)	2015	2014	% Change(b)
Net income attributable to Willis Group Holdings plc, GAAP basis	$280	$293	(4.4)	$1.54	$1.61	(4.3)
Excluding:
M&A transaction related costs (c)	11	—		0.06	—
Restructuring costs,	50	2		0.27	0.01
Net (gain) loss on disposal of operations	(7)	2		(0.04)	0.01
Venezuela devaluation currency, net of tax	1	13		0.01	0.07
Deferred tax valuation allowance	—	21		—	0.12
Foreign currency movements(a)	—	(24)		—	(0.13)
Underlying net income	$335	$307	9.1	$1.84	$1.69	8.9

Average diluted shares outstanding, GAAP basis	182	182
_____________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

(b)	Percentages may differ due to rounding.

(c)
From second quarter 2015, the definition of underlying measures was modified to exclude the impact from M&A transaction-related costs. Prior period underlying measures, which include $7 million of such expenses in the first quarter 2015 and approximately $1 million in the second quarter 2014, have not been recast.

Business discussion

REVIEW OF CONSOLIDATED RESULTS
The following table is a summary of our revenues, operating income, operating margin, net income and diluted earnings per share (in millions, except per share data and percentages):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
REVENUES
Commissions and fees	$917	$930	$1,998	$2,020
Investment income	3	4	6	8
Other income	2	1	5	4
Total revenues	922	935	2,009	2,032
EXPENSES
Salaries and benefits	(561)	(575)	(1,128)	(1,145)
Other operating expenses	(179)	(173)	(339)	(338)
Depreciation expense	(23)	(24)	(45)	(47)
Amortization of intangible assets	(16)	(12)	(30)	(25)
Restructuring costs	(38)	(3)	(69)	(3)
Total expenses	(817)	(787)	(1,611)	(1,558)
OPERATING INCOME	105	148	398	474
Other income(expense), net	23	(3)	17	(3)
Interest expense	(35)	(35)	(68)	(67)
INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	93	110	347	404
Income taxes	(19)	(59)	(75)	(122)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	74	51	272	282
Interest in (losses) earnings of associates, net of tax	(2)	(3)	14	16
NET INCOME	72	48	286	298
Less: net loss attributable to noncontrolling interests	(2)	(1)	(6)	(5)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$70	$47	$280	$293

Salaries and benefits as a percentage of total revenues	60.8%	61.5%	56.1%	56.3%
Other operating expenses as a percentage of total revenues	19.4%	18.5%	16.9%	16.6%
Operating margin (operating income as a percentage of total revenues)	11.4%	15.8%	19.8%	23.3%
Diluted earnings per share	$0.38	$0.26	$1.54	$1.61
Average diluted number of shares outstanding	182	182	182	182

Willis Group Holdings plc

Revenues
Total revenues for the Group and commissions and fees by segment for the three and six months ended June 30, 2015 and 2014 are shown below (millions, except percentages):

				Attributable to:
Three months ended June 30,	2015	2014	% Change(b)	Foreign currency translation	Underlying growth	Acquisitions and disposals	Organic commissions and fees growth (a)

Willis GB	$170	$187	(9.1)%	(5.8)%	(3.3)%	(1.0)%	(2.3)%
Willis Capital, Wholesale, and Reinsurance	190	192	(1.0)%	(4.6)%	3.6%	5.9%	(2.3)%
Willis North America	314	323	(2.8)%	(0.5)%	(2.3)%	(4.8)%	2.5%
Willis International	243	228	6.6%	(21.3)%	27.9%	20.8%	7.1%
Commissions and fees	$917	$930	(1.3)%	(6.6)%	5.3%	3.7%	1.6%
Investment income	3	4	(25.0)%
Other income	2	1	100%
Total revenues	$922	$935	(1.4)%

				Attributable to:
Six months ended June 30,	2015	2014	% Change(b)	Foreign currency translation	Underlying growth	Acquisitions and disposals	Organic commissions and fees growth (a)

Willis GB	$312	$337	(7.4)%	(6.1)%	(1.3)%	(0.6)%	(0.7)%
Willis Capital, Wholesale, and Reinsurance	486	495	(1.8)%	(4.3)%	2.5%	2.6%	(0.1)%
North America	670	677	(1.0)%	(0.3)%	(0.7)%	(4.4)%	3.7%
International	530	511	3.7%	(20.5)%	24.2%	18.0%	6.2%
Commissions and fees	1,998	2,020	(1.1)%	(6.7)%	5.6%	3.0%	2.6%
Investment income	6	8	(25.0)%
Other income	5	4	25.0%
Total revenues	$2,009	$2,032	1.2%
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
Second quarter 2015
Revenues of $922 million for second quarter 2015 were $13 million, or 1.4 percent, lower than in second quarter 2014. This was primarily due to the adverse impact of foreign exchange partially offset by the net impact from acquisitions and disposals and organic growth.
Total commissions and fees for second quarter 2015 were $917 million, down $13 million or 1.3 percent, from $930 million in second quarter 2014. Excluding the $59 million adverse impact of foreign exchange, underlying growth in commissions and fees was $46 million, or 5.3 percent. Organic commissions and fees growth, which further excludes the impact of acquisitions and disposals, was 1.6 percent.
The $59 million adverse impact from foreign exchange was primarily due to the significant period-over-period weakening of a number of currencies, most significantly the euro, pound sterling, Australian dollar and Japanese yen, versus the dollar.

Business discussion

Willis GB reported a 9.1 percent decline in commissions and fees versus second quarter 2014. Excluding the negative 5.8 percent impact from foreign currency movements and the unfavorable 1.0 percent impact from acquisition and disposals, organic commissions and fees decreased 2.3 percent.
Willis CWR reported a 1.0 percent decline in commission and fees versus second quarter 2014. Excluding the negative 4.6 percent impact from foreign currency movements and the favorable 5.9 percent impact from acquisition and disposals, organic decline in commissions and fees was 2.3 percent.
Willis North America reported a 2.8 percent decline in commissions and fees. The disposal of low growth and non-strategic businesses during the last twelve months adversely impacted commissions and fees growth by 4.8 percent, and foreign currency movements had a 0.5 percent negative impact versus second quarter 2014. Excluding those factors, Willis North America's organic revenues grew 2.5 percent.
Willis International reported 6.6 percent growth in commissions and fees which included a 20.8 percent positive impact from acquisitions completed during 2014, primarily due to Max Matthiessen and Charles Monat, which was partially offset by the 21.3 percent adverse impact from foreign currency movements, as a number of currencies significantly weakened versus the US dollar.
Organic growth in commissions and fees is discussed further in 'Review of Segmental Results', below.
Investment income was $3 million in second quarter 2015 versus $4 million in second quarter 2014.
First half 2015
Revenues of $2,009 million for first half 2015 were $23 million, or 1.2 percent, lower than in first half 2014. This was primarily due to the adverse impact of foreign exchange partially offset by the net impact from acquisitions and disposals and organic growth.
Total commissions and fees for first half 2015 were $1,998 million, a reduction of $22 million or 1.1 percent, from $2,020 million in the first half of 2014. Excluding the $128 million adverse impact of foreign exchange, underlying growth in commissions and fees was $106 million, or 5.6 percent. Organic commissions and fees growth, which further excludes a positive 3.0 percent impact from acquisitions and disposals, was 2.6 percent.
The $128 million adverse impact from foreign currency movements was due primarily to the significant period-over-period weakening of a number of currencies, most significantly the euro, pound sterling, Australian dollar and Brazilian real, versus the US dollar.
Willis GB reported a 7.4 percent decline in commissions and fees versus first half 2014. Excluding the 6.1 percent adverse impact from foreign exchange and adverse 0.6 percent impact from acquisitions and disposals, organic commissions and fees declined 0.7 percent in first half 2015 versus the year ago period.
Willis CWR reported a 1.8 percent decline in commission and fees versus first half 2014. Excluding the negative 4.3 percent impact from foreign exchange and the favorable 2.6 percent impact from acquisition and disposals, organic decline in commissions and fees was 0.1 percent.
Willis North America reported 1.0 percent decline in commissions and fees. The disposal of low growth, non-strategic businesses during the last twelve months adversely impacted commissions and fees growth by 4.4 percent and foreign exchange had a 0.3 percent negative impact versus first half 2014.
Willis International reported 3.7 percent growth in commissions and fees which included a 18.0 percent positive impact from acquisitions completed during 2014, primarily due to Max Matthiessen and Charles Monat, and organic growth of 6.2 percent, that was partially offset by the 20.5 percent adverse impact from foreign exchange, as a number of currencies significantly weakened versus the dollar.
Organic growth in commissions and fees is discussed further in 'Review of Segmental Results', below.
Investment income was $6 million in first half 2015 versus $8 million in first half 2014.

Willis Group Holdings plc

Salaries and Benefits
Second quarter 2015
Salaries and benefits of $561 million for second quarter 2015 were $14 million, or 2.4 percent, lower than second quarter 2014. Excluding $1 million of M&A transaction related costs and $42 million favorable impact of foreign exchange movements underlying salaries and benefits increased $27 million, or 5.1 percent, versus second quarter 2014.
The $27 million increase in underlying salaries and benefits includes $25 million net increase from acquisition and disposals. The remaining $2 million increase in salaries and benefits was primarily driven by modest growth in salaries which was offset by lower charges for incentives and increased defined benefit pension scheme net periodic income.
First half 2015
Salaries and benefits of $1,128 million for first half 2015 were $17 million, or 1.5 percent, lower than first half 2014. Excluding $1 million of M&A transaction related costs and $79 million favorable impact of foreign currency movements underlying salaries and benefits increased $61 million, or 5.8 percent, versus first half of 2014.
The $61 million increase includes a $42 million net increase from acquisition and disposals, the remaining $19 million increase was primarily driven by modest growth in salaries which was offset by lower charges for incentives and increased defined benefit pension scheme net periodic income.
Other Expenses
Second quarter 2015
Other operating expenses increased by $6 million, or 3.6 percent, versus second quarter 2014. Excluding $13 million of M&A transaction related costs and $13 million favorable impact of foreign currency movements, underlying other operating expenses increased $6 million or 3.7 percent.
The $6 million, or 3.7 percent, increase which includes an $8 million net increase from acquisitions and disposals partially offset by lower professional fees and the impact of cost management initiatives.
Depreciation expense was $23 million in second quarter 2015 and $24 million in second quarter 2014.
Amortization of intangible assets was $16 million in second quarter 2015 and $12 million in second quarter 2014 ;the $4 million increase reflects the amortization of intangibles acquired as part of acquisition competed during the past twelve months.
Restructuring costs were $38 million in second quarter 2015 compared with $3 million in second quarter 2014. See the 'Operational Improvement Program' section above for further details.
First half 2015
Other operating expenses increased by $1 million, or 0.4 percent, versus first half 2014. Excluding $13 million of M&A transaction related costs and $23 million favorable impact from foreign currency movements underlying other operating expenses increased $11 million, or 3.4 percent.
The $11 million, or 3.4 percent, increase was primarily due to the $16 million net increase from acquisitions and disposals partially offset by lower professional fees and the impact of cost management initiatives.
Depreciation expense was $45 million in first half 2015 and $47 million in first half 2014; the $2 million reduction is primarily due to favorable foreign currency movements.
Amortization of intangible assets was $30 million in first half 2015 and $25 million in first half 2014; the $5 million increase reflects the amortization of intangibles acquired as part of acquisition competed during the past twelve months.
Restructuring costs were $69 million in first half 2015 compared with $3 million in first half 2014. See the 'Operational Improvement Program' section above for further details.

Business discussion

Other income(expense), net
Other income(expense), net in second quarter 2015 was a net income of $23 million compared with $3 million net expense second quarter 2014. The $26 million favorable movement versus the year-ago period is due to the impact of the revaluation of our non-functional currency assets and liabilities, the $13 million reduction to the expense recognised for the devaluations of the Venezuelan Bolivar, partially offset by derivative gains, and the gains recognized following the disposal of certain low-growth non-strategic business.
Other income(expense), net in first half 2015 was a net income of $17 million compared with $3 million expense in first half 2014. The $20 million favorable movement versus the year-ago period is due to the impact of the revaluation of our non-functional currency assets and liabilities, the $13 million reduction to the expense recognised for the devaluations of the Venezuelan Bolivar, partially offset by derivative gains, and the gains recognized following the disposal of certain low-growth non-strategic business.
Interest Expense
Interest expense in second quarter 2015 was $35 million unchanged versus second quarter 2014.
Interest expenses in first half 2015 was $68 million versus $67 million in first half 2014.
Income Taxes

The tax rate in the quarter was driven primarily by the geographic mix of operating profits and a reduction in tax provisions during the quarter following the outcome of tax audits. After excluding the impacts of M&A transaction-related costs, restructuring costs, net gains on disposal of operations and charges associated with the devaluation of Venezuela currency, the underlying tax rate for the quarter was approximately 22%.

The underlying tax rate of 22% compares to 31% in the year ago quarter with the decline driven primarily by a $13 million charge associated with a methodology change in the second quarter of 2014 related to the way the US tax charge is recognized to be in line with profits earned to date rather than on a straight line basis.

Considering the Company's recent US earnings experience, including income before tax for the first six months ended June 30, 2015, and projections of future income, a possibility exists that the Company may release a portion of the valuation allowance against its US deferred tax assets in the current year. Release of the US valuation allowance would result in the recognition of deferred tax assets and a decrease to income tax expense for the period the release is recorded. The Company's US valuation allowance, excluding that related to state separate taxes, is $164 million as at June 30, 2015. Current estimates indicate a possible reduction in the valuation allowance of $70 to $100 million.  To the extent a release of valuation allowance is supported by projections of future year income, the release would reduce current year income tax expense recorded in the statement of operations.  To the extent a release is supported by current year income and gains, the reduction in tax expense would be allocated between the statement of operations and statement of other comprehensive income.  The exact timing and amount of future valuation allowance release is subject to change on the basis of the level of profitability the Company is able to achieve.
Interest in Earnings of Associates
Interest in losses of associates, net of tax, was $2 million in second quarter 2015 compared to $3 million in the same period 2014. This $1 million decrease was mainly due to adverse foreign exchange resulting from the weakening of the Euro versus the dollar.
Interest in earnings of associates, net of tax, was $14 million in first half 2015 compared to $16 million in the same period 2014. This $2 million decrease was mainly due to adverse foreign exchange resulting from the weakening of the Euro versus the dollar.

Willis Group Holdings plc

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
As at June 30, 2015, cash and cash equivalents were $483 million, a decrease of $152 million compared to December 31, 2014. The $152 million decrease is primarily due to $228 million of cash used to make acquisitions, net of cash acquired, $109 million payment of dividends declared in the fourth quarter of 2014 and first quarter of 2015, and $79 million cash used to repurchase shares, being in excess of $7 million of cash provided by operating activities, $84 million cash proceeds from share issues following employee option exercises, and $28 million proceeds from disposal of operations.
Included within cash and cash equivalents is a proportion held for regulatory capital adequacy requirements, including $90 million held within our regulated UK entities.
Net cash provided by operating activities was $7 million in first half 2015, a reduction of $145 million from the $152 million of net cash provided by operating activities in the year-ago period. Additional funds were provided in first half 2015 of $28 million from the sales of our Omaha and Denver retail operations, from Willis North America; and Dundee, Scotland retail operations, from Willis GB. In addition, $84 million funds were provided by the issue of shares.
As at June 30, 2015, there was $220 million drawn down on our revolving credit facilities (December 31, 2014: $nil). In total $1,012 million has been drawn down and $792 million has subsequently been repaid on these facilities during the six months ended June 30, 2015.
The primary uses of funds during the first half 2015 include $228 million of payments of consideration, net of cash acquired for acquisitions made in the current and prior years; $109 million of dividend payments; $79 million for the repurchase of shares; $69 million cash contributions, including employees' salary sacrifice contributions, to our defined benefit schemes; and capital expenditure of $47 million related to leasehold improvements, and information technology projects.
The Company is authorized to buy back its ordinary shares by way of redemption, and will consider whether to do so from time to time based on many factors including market conditions. In February 2015, Willis announced that it intended to buy back $175 million in shares in 2015 to offset the increase in shares outstanding resulting from the exercise of employee stock options. The Company bought back approximately 1,640,000 shares for a total cost of approximately $79 million in first half 2015. An additional 70,000 shares were bought back for a total costs of $3 million with a July settlement date. The Company suspended its share buyback program on June 30, 2015, pending the completion of the Merger with Towers Watson.
Based on current market conditions and information available to us at this time, we believe that we have sufficient liquidity, which includes our undrawn revolving credit facilities, to meet our cash needs for the next twelve months including the funding required to complete the acquisitions of Gras Savoye and the repayment of senior notes due. Nevertheless, we expect to incur further debt or borrow under a credit facility in order to finance the Gras Savoye transaction.

Business discussion

The impact of movements in debt and EBITDA in the first half 2015 had a positive impact on the interest coverage ratio and a negative impact on the leverage ratio. Both ratios remain well within the requirements of the revolving credit facility covenants.

Debt
Total debt, total equity, and the capitalization ratio at June 30, 2015 and December 31, 2014 were as follows (millions, except percentages):

	June 30, 2015	December 31, 2014
Long-term debt	$2,052	$2,142
Current portion of long-term debt	468	167
Total debt	$2,520	$2,309
Total Willis Group Holdings stockholder’s equity	$2,393	$1,985

Capitalization ratio	51.3%	53.8%
At June 30, 2015 the only mandatory debt repayments falling due over the next 12 months are $148 million outstanding on our 5.625 percent senior notes and $299 million outstanding on our 4.125 percent senior notes, and scheduled repayments on our 7-year term loan totaling $20 million.

Summary consolidated cash flow information (millions):

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net cash provided by operating activities	$7	$152
Cash flows from investing activities
Net cash used in investing activities	(248)	(82)
Cash flows from financing activities
Net cash provided by (used in) financing activities	104	(155)
Decrease in cash and cash equivalents	(137)	(85)
Effect of exchange rate changes on cash and cash equivalents	(15)	(3)
Cash and cash equivalents, beginning of period	635	796
Cash and cash equivalents, end of period	$483	$708
This summary consolidated cash flow should be viewed in addition to, not in lieu of, the Company’s condensed consolidated financial statements.
Consolidated Cash Flow for first half 2015 compared with first half 2014
Operating Activities
Net cash provided by operating activities in first half 2015 was $7 million and represents a $145 million decrease from the $152 million net cash provided by operating activities in the first half 2014.
The $7 million net cash from operating activities included net income of $286 million, $101 million of non-cash adjustments to reconcile net income to cash used in operating activities, and $380 million of negative working capital movements. The $380 million negative movement in working capital includes $385 million cash payments of 2014 incentives and $69 million of defined benefit pension funding which includes salary sacrifice contributions.
The $145 million decrease in cash from operating activities was largely due to higher cash outflow for incentives; higher contributions into the UK defined benefit pension scheme, due to the exceptional contributions paid in respect of the 2014 share repurchase; increase in working capital from growth in the business and timing of cash collections; and the timing of cash tax payments.

Willis Group Holdings plc

Investing Activities

Net cash used in investing activities in first half 2015 was $248 million. This included capital expenditure of $47 million, and cash payments of $228 million for acquisitions, net of cash acquired. This was partially offset by proceeds from the disposal of operations of $28 million.
Net cash used in investing activities in first half 2014 was $82 million. This was primarily due to capital expenditure of $54 million and cash used to purchase subsidiaries and other investments of $47 million. This was partially offset by $18 million cash received from the sale of operations and fixed and intangible assets.
Financing Activities

Net cash provided by financing activities in first half 2015 was $104 million primarily due to $220 million drawings on the revolving credit facility, cash receipts of $84 million from the issue of shares, and $5 million excess tax benefits from share-based payment arrangements. These inflows were partially offset by total dividends paid, including dividends paid to noncontrolling interests, of $117 million, repurchase of shares of $79 million, and $8 million of mandatory repayments against the term loan.
Net cash used in financing activities in first half 2014 was $155 million primarily due to total dividends paid, including dividends paid to noncontrolling interests, of $118 million, repurchase of shares of $117 million and $8 million of mandatory repayments against the term loan. This was partially offset by cash receipts of $93 million from the issue of shares.
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
As of June 30, 2015, we had fiduciary funds of $2.5 billion, compared with $1.9 billion at December 31, 2014.
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
During the six months ended June 30, 2015, we bought back approximately 1,640,000 shares for a total cost of approximately $79 million at an average price of $48.15 per share on a settlement date basis. An additional 70,000 shares were bought back for a total cost of $3 million at an average price of $46.09 with a July settlement date. The Company suspended its share buyback program on June 30, 2015, pending the completion of the Merger with Towers Watson.
Dividends
In April 2015, we declared a quarterly cash dividend of $0.31 per share. This represents an increase of 3.3 percent on the second quarter 2014 per share dividend of $0.30 per share.
Cash dividends paid in first half 2015 were $109 million compared with $103 million in first half 2014. The $6 million increase is driven by the period-over-period increase in dividend per share and the number of shares outstanding.

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
The following table is a summary of our operating results by segment for the three and six months ended June 30, 2015 and 2014 (millions, except percentages):

	Three months ended June 30,
	2015			2014
	Revenues	Operating income (loss)	Operating margin	Revenues	Operating income (loss)	Operating margin
Willis GB	$171	$39	23.1%	$190	$57	30.0%
Willis Capital, Wholesale and Reinsurance	191	36	19.3%	193	63	32.6%
Willis North America	316	32	10.2%	323	47	14.6%
Willis International	244	19	7.6%	229	23	10.0%
Total Segments	922	126	13.7%	935	190	20.3%
Corporate & Other	—	(21)	n/a	—	(42)	n/a
Total Consolidated	$922	$105	11.4%	$935	$148	15.8%

	Six months ended June 30,
	2015			2014
	Revenues	Operating income (loss)	Operating margin	Revenues	Operating income (loss)	Operating margin
Willis GB	$314	$60	19.1%	$343	$79	23.0%
Willis Capital, Wholesale and Reinsurance	488	189	38.7%	497	231	46.5%
Willis North America	675	110	16.3%	678	130	19.2%
Willis International	532	89	16.7%	514	107	20.8%
Total Segments	2,009	448	22.3%	2,032	547	26.9%
Corporate & Other	—	(50)	n/a	—	(73)	n/a
Total Consolidated	$2,009	$398	19.8%	$2,032	$474	23.3%

Willis Group Holdings plc

Willis GB
Willis GB, our Great Britain-based specialty and retail business, comprises the following business units: Property & Casualty; Financial Lines; Transport; and Retail Networks.
The following table sets out the components of Willis GB's revenues, and its organic commissions and fees growth, operating income, and margin for the three and six months ended June 30, 2015 and 2014 (millions, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Commissions and fees	$170	$187	$312	$337
Investment income	1	2	2	3
Other income (a)	—	1	—	3
Total revenues	$171	$190	$314	$343
Operating income	$39	$57	$60	$79
Organic commissions and fees growth (b)	(2.3)%	6.9%	(0.7)%	0.6%
Operating margin (c)	23.1%	30.0%	19.1%	23.0%
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
Revenues
Second quarter 2015
Commissions and fees of $170 million were $17 million, or 9.1 percent, lower compared with the second quarter 2014. Organic commissions and fees, which excludes a 5.8 percent adverse impact of foreign currency movements, and a 1.0 percent adverse impact from acquisitions and disposals, decreased 2.3 percent versus second quarter 2014. The 2.3 percent organic decline in commissions and fees reflects mid single digit declines in Retail Networks and Property and Casualty, partially offset by solid growth in Financial Lines.
The foreign currency movement was primarily due to the weakening of the euro and pound sterling against the US dollar.
First half 2015
Commissions and fees of $312 million were $25 million, or 7.4 percent, lower compared with the first half 2014. Organic commissions and fees, which excludes a 6.1 percent adverse impact from foreign currency movements, and a 0.6 percent adverse impact from acquisitions and disposals, decreased by 0.7 percent. The 0.7 percent decline in organic commissions and fees versus the prior year was due to low-single digit declines in Retail Networks, primarily due to the renegotiated revenue terms with our commercial network partners and declining performance in our insolvency business, partially offset by high single-digit growth in Financial Lines.
The foreign currency movement was primarily due to the weakening of the euro and pound sterling against the US dollar.
Expenses
Second quarter 2015
Total expenses of $132 million were $1 million, or 0.8 percent, lower compared with the second quarter 2014. Underlying total expenses, which exclude, $10 million of favorable foreign currency movements, and $17 million restructuring costs related to the Operational Improvement Program charges, declined $8 million or 6.5 percent.

Business discussion

The $8 million decline in underlying total expenses was primarily due to lower salaries and benefits, due to savings from the operational improvement program, and lower other operating expenses as a consequence of cost management initiatives.
The favorable foreign currency movements arose primarily as a result of the strengthening of the US dollar versus the pound sterling.
Please see the 'Operational Improvement Program' Section above for further details of the $17 million restructuring costs.
First Half 2015
Total expenses of $254 million were $10 million, or 3.8 percent, lower compared with the first half 2014. Underlying total expenses, which exclude $18 million of favorable foreign currency movements and $21 million restructuring costs related to Operational Improvement Program changes, declined $13 million, or 5.3 percent.
The $13 million, or 5.3 percent, decline in underlying expenses was due to lower salaries and benefits and other operating expenses and reflects savings from the Operational Improvement Program and the impact of cost management initiatives.
The favorable foreign currency movements arose primarily as a result of the strengthening of the US dollar versus the pound sterling.
Please see the 'Operational Improvement Program' Section above for further details of the $21 million restructuring costs.

Operating margin
Operating margin was 23.1 percent in the second quarter 2015, down 690 basis points from 30.0 percent in the second quarter 2014.
Operating margin was 19.1 percent in first half 2015, down 390 basis points from 23.0 percent in the first half 2014.
Willis Capital, Wholesale and Reinsurance
Willis CWR includes: Willis Re; Willis Capital Markets & Advisory; our Wholesale business and Portfolio and Underwriting services.
The following table sets out the components of Willis CWR's revenues, and its organic commissions and fees growth, operating income, and margin for the three and six months ended June 30, 2015 and 2014 (millions, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Commissions and fees	$190	$192	486	$495
Investment income	1	1	2	2
Total revenues	$191	$193	$488	$497
Operating income	$36	$63	189	231
Organic commissions and fees growth (a)	(2.3)%	2.7%	(0.1)%	4.9%
Operating margin (b)	19.3%	32.6%	38.7%	46.5%
_________________

(a)
Organic commissions and fees growth excludes (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

(b)	Percentages may differ due to rounding.

Willis Group Holdings plc

Revenues
Second quarter 2015
Commissions and fees of $190 million in second quarter 2015, were $2 million, or 1.0 percent, lower compared with the second quarter 2014. Organic commissions and fees, which exclude a 4.6 percent adverse impact from foreign currency movements, and 5.9 percent favorable impact from acquisitions and disposals, decreased by 2.3 percent. The 2.3 percent organic decline was primarily due to a change in timing of certain business in Willis Reinsurance and declines in Wholesale, due to lost business and low new business levels, partially offset by growth in Willis Capital Markets & Advisory.
The 5.9 percent favorable impact from acquisitions and disposals is due to the acquisitions of SurePoint Re and Miller Insurance Services, LLP completed during the past twelve months.
The foreign currency movement was primarily due to the weakening of the euro and pound sterling against the US dollar.
First half 2015
Commissions and fees of $486 million in first half 2015, were $9 million, or 1.8 percent, lower compared with the first half 2014. Organic commissions and fees, which exclude a 4.3 percent adverse impact from foreign currency movements, and 2.6 percent favorable impact from acquisitions and disposals, were largely unchanged versus the year ago period.
Expenses
Second quarter 2015
Total expenses of $155 million were $25 million, or 19.2 percent, higher compared with the second quarter 2014. Underlying total expenses, which exclude, $8 million of M&A transaction-related costs, $5 million of favorable foreign currency movements, and $1 million restructuring costs related to the Operational Improvement Program, increased $21 million, or 16.8 percent.
The $21 million increase in underlying total expenses included $13 million year-over-year net increase from acquisitions and disposals. The remaining $8 million increase was due to higher salary and benefit expense, resulting from investments made in 2014 and annual pay increases, and higher business development expenses.
First half 2015
Total expenses of $299 million were $33 million, or 12.4 percent, higher compared with the first half 2014. Underlying total expenses, which excludes $11 million of favorable foreign currency movements; $8 million of M&A transaction-related costs; and $7 million restructuring costs related to Operational Improvement Program; increased by $29 million, or 11.4 percent.
The $29 million, or 11.4 percent, increase in underlying total expenses includes $18 million year-on-year net increase from acquisitions and disposals. The remaining $11 million increase was due to higher salary and benefit expense, resulting from investments made in 2014, annual pay increases, and higher charges for incentives; and higher business development expenses.
Please see the 'Operational Improvement Program' Section above for further details of the $7 million restructuring costs.

Operating margin
Operating margin was 19.3 percent in the second quarter 2015 down 1,330 basis points from 32.6 percent in the second quarter 2014.
Operating margin was 38.7 percent in the first half 2015 down 780 basis points from 46.5 percent in the first half 2014.

Business discussion

Willis North America
Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States and Canada.
The following table sets out the components of Willis North America's revenues, and its organic commissions and fees growth, operating income, and margin for the three and six months ended June 30, 2015 and 2014 (millions, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Commissions and fees	$314	$323	$670	$677
Other income (a)	2	—	5	1
Total revenues	$316	$323	$675	$678
Operating income	$32	$47	$110	$130
Organic commissions and fees growth (b)	2.5%	3.2%	3.7%	4.3%
Operating margin (c)	10.2%	14.6%	16.3%	19.2%
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
Revenues
Second quarter 2015
Commissions and fees of $314 million were $9 million, or 2.8 percent, lower compared with the second quarter 2014. Organic commissions and fees growth, which excludes a 4.8 percent adverse impact from acquisitions and disposals and a 0.5 percent adverse impact from foreign currency movements, increased by 2.5 percent.
Organic growth in commissions and fees of 2.5 percent was driven by solid growth across a number of the major industry and product practices. Mid-single digit growth in Human Capital and double digit growth in Surety were offset by modest declines in Construction, primarily due to the non-recurrence of one-time revenues recognised in the prior year quarter.
The 4.8 percent adverse impact from acquisitions and disposals was primarily due to the disposal of certain low-growth non-strategic businesses during the past twelve months.
First half 2015
Commissions and fees of $670 million were $7 million, or 1.0 percent, lower compared with the first half 2014. Organic commissions and fees growth, which excludes a 4.4 percent negative impact from acquisitions and disposals and a 0.3 percent adverse impact from foreign currency movements, increased by 3.7 percent.
Organic growth in commissions and fees of 3.7 percent was driven by mid-single digit growth in the Northeast and Atlantic and regions partially offset by declines in the South and West regions.
The 4.4 percent adverse impact from acquisitions and disposals was primarily due to the disposal of certain low-growth non-strategic businesses during the past twelve months.
Expenses
Second quarter 2015
Total expenses of $284 million were $8 million, or 2.9 percent, higher compared with the second quarter 2014. Underlying total expenses, which exclude $2 million favorable foreign currency movements, and a $7 million increase in restructuring costs related to the Operational Improvement Program, were $3 million, or 1.1 percent, higher than the prior year.

Willis Group Holdings plc

The $3 million, or 1.1 percent, increase was primarily due to increased producer compensation and sign-on bonuses, and higher corporate allocations partially offset by lower salaries, due to divestitures, and a reduction to severance expense.
Please see the 'Operational Improvement Program' Section above for further details of the $8 million (2014: $1 million) restructuring costs.
First half 2015
Total expenses of $565 million were $17 million, or 3.1 percent, higher compared with the first half 2014. Underlying total expenses, which exclude a $14 million increase in restructuring costs related to the Operational Improvement Program, and $3 million favorable foreign currency movements, were $6 million, or 1.1 percent higher than prior period.
The $6 million, or 1.1 percent, increase was due to higher producer compensation and sign-on bonuses, and higher corporate allocations partially offset by lower salaries, due to divestitures, and a reduction to severance expense.
Please see the 'Operational Improvement Program' Section above for further details of the $15 million (2014: $1 million) restructuring costs.
Operating margin
Operating margin was 10.2 percent in second quarter 2015 down 440 basis points from 14.6 percent in the second quarter 2014.
Operating margin was 16.3 percent in first half 2015 down 290 basis points from 19.2 percent in the first half 2014.

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
The following table sets out the components of Willis International's revenues, and its organic commissions and fees growth, operating income, and margin for the three and six months ended June 30, 2015 and 2014 (millions, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Commissions and fees	$243	$228	$530	$511
Investment income	1	1	2	3
Total revenues	$244	$229	$532	$514
Operating income	$19	$23	$89	$107
Organic commissions and fees growth (a)	7.1%	6.1%	6.2%	6.7%
Operating margin (b)	7.6%	10.0%	16.7%	20.8%
_________________

(a)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

(b)	Percentages may differ due to roundings.

Business discussion

Revenues
Second quarter 2015
Commissions and fees of $243 million were $15 million, or 6.6 percent, higher compared with the second quarter 2014. Organic commissions and fees, which exclude a 20.8 percent positive impact from acquisitions and disposals, most significantly Max Matthiessen and Charles Monat, and 21.3 percent negative impact from foreign currency movements, increased by 7.1 percent.
Organic commissions and fees growth of 7.1 percent was primarily driven by double digit growth in Human Capital and Benefits business in Latin America and double digit new business growth in China. Results in Western Europe also remained favorable, particularly in Germany and Sweden.
The adverse foreign currency movement was primarily due to the weakening of a number of currencies such as the Australian dollar and certain Latin American currencies against the US dollar.
First half 2015
Commissions and fees of $530 million were $19 million, or 3.7 percent, higher compared with the first half 2014. Organic commissions and fees, which exclude an 18.0 percent positive impact from acquisitions and disposals, and 20.5 percent negative impact from foreign currency movements, increased by 6.2 percent.
Organic commissions and fees growth of 6.2 percent was primarily driven by double digit growth in Latin America and Asia and low-single digit growth in Western Europe and Central and Eastern Europe partially offset by low-single digit declines in Australasia due to low new business and rate headwinds.
Growth in Latin America was driven by strong growth in Venezuela, Argentina and Colombia and growth in Asia was driven by strong new business growth in China and growth in our Global Wealth Solution business in the region.
The 18.0 percent positive impact from acquisitions and disposals is primarily due to acquisitions completed during the past twelve months including, Max Matthiessen; Charles Monat and the IFG pension and advisory business.
Expenses
Second quarter 2015
Total expenses of $225 million were $19 million, or 9.2 percent, higher compared with the second quarter 2014. Underlying total expenses, which exclude $35 million favorable foreign currency movements, $7 million restructuring costs related to the Operational Improvement Program, and $3 million M&A transaction-related costs increased $44 million or 25.7 percent.
The $44 million, or 25.7 percent increase, includes a $35 million year-over-year net increase from acquisitions and disposals. The remaining $9 million increase was primarily due to increased salary and benefits resulting from annual pay reviews, including mandatory pay rises in certain Latin American countries.
First half 2015
Total expenses of $443 million were $36 million, or 8.8 percent, higher compared with the first half 2014. Underlying total expenses, which exclude $65 million favorable foreign currency movements, $10 million restructuring costs related to the Operational Improvement Program, and $3 million M&A transaction-related costs increased $88 million or 25.7 percent.
The $88 million, or 25.7 percent, increase in underlying total expenses includes a $68 million year-over-year net increase from acquisitions and disposals. The remaining $20 million increase was primarily due to increased salary and benefits resulting from annual pay reviews, including mandatory pay rises in certain Latin American countries, and investments in growth businesses.
Operating margin
Operating margin was 7.6 percent in second quarter 2015, down 240 basis points from 10.0 percent in the second quarter of 2014.
Operating margin was 16.7 percent in first half 2015, down 410 basis points from 20.8 percent in the first half 2014.

Willis Group Holdings plc

Corporate & Other
For internal reporting and segmental reporting, items for which segmental management are not held responsible are included within ‘Corporate & Other’.
Corporate & Other comprises the following (millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Costs of the holding company	$(7)	$(5)	$(10)	$(7)
Costs related to group functions, leadership and projects	(36)	(47)	(75)	(89)
Non-servicing elements of defined benefit pensions	27	14	51	27
Restructuring costs (a)	(5)	(2)	(16)	(2)
Other	—	(2)	—	(2)
Total Corporate & Other	$(21)	$(42)	$(50)	$(73)
_________________________________

(a)	See 'Operational Improvement Program' section above.

Second quarter 2015
Corporate & Other expenses were $21 million lower in the second quarter 2015 compared with the second quarter 2014.
The $21 million reduction in expenses was primarily due to higher defined benefit pension income and a reduction to the costs of group functions, leadership and projects partially offset by restructuring costs incurred related to the 'Operational Improvement program' which is discussed further in the section above.
First half 2015
Corporate & Other expenses were $23 million lower in the first half 2015 compared with the first half 2014.
The $23 million reduction in expenses was primarily due to higher defined benefit pension income and a reduction to the costs of group functions, leadership and projects partially offset by restructuring costs incurred related to the 'Operational Improvement program' which is discussed further in the section above.

Business discussion

CRITICAL ACCOUNTING ESTIMATES
The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 24, 2015.
There were no significant additions or changes to these assumptions in the three months ended June 30, 2015.

CONTRACTUAL OBLIGATIONS
On June 30, 2015, we announced, jointly with Towers Watson, the signing of a definitive merger agreement, dated as of June 29, 2015, under which the companies will combine in an all-stock merger of equals. Based on the closing prices of Willis and Towers Watson common stock on June 29, 2015, the implied equity value of the transaction is approximately $18 billion. The transaction has been unanimously approved by the Board of Directors of each company and is currently expected to close by December 31, 2015, subject to customary closing conditions, including regulatory approvals and approval by both Willis shareholders and Towers Watson stockholders.
There have been no other material changes to our contractual obligations since December 31, 2014, except contractual, planned payments during second quarter 2015 and except as discussed in Note 8 — 'Commitments and contingencies' and Note 16 — 'Debt'.

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

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.

Willis Group Holdings plc

There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Other information

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
Information regarding legal proceedings is set forth in Note 8 — ‘Commitments and Contingencies’ to the Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this report and incorporated herein by reference.

Item 1A — Risk Factors
For a discussion of potential risks or uncertainties, please see 'Part I - Item 1A - Risk Factors' in the Company's 2014 Form 10-K filed with the Securities and Exchange Commission. In addition please see 'Forward-Looking Statements' herein. There are no material changes to the risk factors disclosed in 'Part I - Item 1A - Risk Factors' in the Company's 2014 Form 10-K except as disclosed below:
Risks Related to the Merger with Towers Watson

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.
The Merger Agreement contains a number of conditions that must be fulfilled to complete the Merger. The conditions to the closing of the Merger may not be fulfilled and, accordingly, the Merger may not be completed. In addition, if the Merger is not completed by March 31, 2016, either Willis or Towers Watson may choose not to proceed with the Merger. In addition, Willis or Towers Watson may elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Merger, before or after shareholder or stockholder approval, as applicable.
The Merger Agreement contains provisions that restrict Willis’ ability to pursue alternatives to the Merger and, in specified circumstances, could require Willis to pay Towers Watson a termination fee of up to $255 million.
Under the Merger Agreement, Willis is restricted, subject to certain exceptions, from soliciting, initiating, knowingly encouraging, knowingly facilitating, discussing or negotiating, or furnishing information with regard to, any inquiry, proposal or offer for a competing acquisition proposal from any person or entity. If the Willis board of directors (after consultation with Willis' financial advisors and legal counsel) determines that such proposal is more favorable to the Willis shareholders than the Merger and the Willis board of directors recommends such proposal to the Willis shareholders, Towers Watson may be entitled to terminate the Merger Agreement. Under such circumstances, Willis may be required to pay Towers Watson a termination fee equal to $255,000,000. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Willis from considering or proposing that acquisition, even if such third party were prepared to enter into a transaction that would be more favorable to Willis and its shareholders than the Merger. Additionally, in the event the Merger Agreement is terminated due to the failure of the Willis shareholders to approve the Willis share issuance proposal at the Willis extraordinary general meeting of shareholders or Towers Watson terminates the Merger Agreement due to a breach by Willis which would result in the conditions to the consummation of the Merger not being satisfied, Willis must reimburse Towers Watson for any and all out-of-pocket fees and expenses up to $45,000,000.
While the Merger is pending and for a period following the Merger, Willis will be subject to business uncertainties that could adversely affect its business and operations.
Uncertainties about the effect of the Merger on employees, customers, suppliers, business partners and other persons with whom Willis or Towers Watson has a business relationship may have an adverse effect on Willis, Towers Watson and/or the combined company. In connection with the pendency of the Merger, as well as during times of significant change and uncertainty such as following the Merger, it is possible that some customers, suppliers, business partners and other persons with whom Willis or Towers Watson has a business relationship may delay or defer certain business decisions or decide to terminate, modify or renegotiate their relationships with Willis or Towers Watson, as the case may be, decide not to conduct business with either Willis or Towers Watson or take other actions as a result of the Merger, which could negatively affect the combined company’s and/or Willis’ or Towers Watson’s respective revenues, earnings and cash flows, as well as the market price of Willis ordinary shares or shares of Towers Watson common stock, regardless of whether the Merger is completed. Willis' ability to raise additional capital through the debt markets, and the associated borrowing costs, may also be negatively impacted. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Merger.
These uncertainties about the effect of the Merger may also impair Willis’ and Towers Watson’s ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter. Employee retention may be

Willis Group Holdings plc

challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart, the business of Willis or Towers Watson, as applicable, prior to the Merger, and the business of the combined company following the Merger, could be seriously harmed. If key employees join a competitor or form a new competitor, existing and potential clients could choose to use the services of that competitor instead of the services of Willis, Towers Watson or the combined company, as applicable.
In addition, the Merger Agreement restricts Towers Watson and Willis from taking specified actions until the Merger occurs without the consent of the other party. These restrictions may prevent Willis or Towers Watson from pursuing attractive business opportunities that may arise prior to the completion of the Merger. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
Legal proceedings in connection with the Merger, the outcomes of which are uncertain, could delay or prevent the completion of the Merger.
Since the announcement of the Merger Agreement on June 30, 2015, at least four putative class actions have been filed against Towers Watson, the members of its board of directors, Willis and Merger Sub challenging the proposed Merger. The actions allege that the Towers Watson board of directors breached their fiduciary duties to the Towers Watson stockholders in connection with the Merger and that Towers Watson, Willis and Merger Sub aided and abetted the directors’ breaches of fiduciary duties. Plaintiffs claim that the Merger involves an unfair price, an inadequate sales process, self-dealing, unreasonable deal protection devices and inadequate disclosures. Among other remedies, the plaintiffs seek to enjoin the Merger. Such legal proceedings could delay or prevent the Merger from becoming effective within the agreed upon timeframe.
Failure to complete the Merger could negatively impact Willis and its future operations.
If the Merger is not completed for any reason, Willis may be subjected to a number of material risks. The price of Willis ordinary shares may decline to the extent that their current market prices reflect a market assumption that the Merger will be completed. In addition, some costs related to the Merger must be paid by Willis whether or not the Merger is completed. Furthermore, Willis may experience negative reactions from its shareholders, customers and employees.
The market price for Willis ordinary shares following the closing may be affected by factors different from those that historically have affected Willis ordinary shares.
Upon completion of the Merger, holders of Willis ordinary shares will become holders of ordinary shares in the combined company. The results of operation of the combined company may also be affected by factors different from those currently affecting Willis on a standalone basis.
Willis may fail to realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected. The combined company may also encounter significant difficulties in integrating the two businesses.
The ability of Willis to realize the anticipated benefits of the transaction will depend, to a large extent, on the combined company’s ability to integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, Willis will be required to devote significant management attention and resources to integrating their business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full-expected benefits. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transaction could cause an interruption of or a loss of momentum in, the activities of the combined company and could adversely affect the results of operations of the combined company.
In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

•	difficulties in the integration of operations and systems;

•	conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

Other information

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	difficulties in establishing effective uniform controls, systems, procedures and policies for the combined company;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in attracting and retaining key personnel; and

•	coordinating a geographically dispersed organization.

Many of these factors will be outside of the control of Willis or Towers Watson and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if the operations of the businesses of Willis and Towers Watson are integrated successfully, the full benefits of the transaction may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of the businesses of Willis and Towers Watson. All of these factors could cause dilution to the earnings per share of the combined company, decrease or delay the expected accretive effect of the transaction, and negatively impact the price of the combined company’s ordinary shares. As a result, we cannot assure you that the combination of Willis and Towers Watson will result in the realization of the full benefits anticipated from the transaction.
Willis has incurred and will incur direct and indirect costs as a result of the Merger.
Willis has incurred and will incur substantial expenses in connection with completing the Merger, and Willis also expects to incur substantial expenses in connection with coordinating the businesses, operations, policies and procedures of Willis and Towers Watson over a period of time following the completion of the Merger. A portion of the transaction costs related to the Merger will be incurred regardless of whether the Merger is completed. While Willis and Towers Watson have assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond Willis’ control that could affect the total amount or the timing of these transaction and coordination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by Willis. These costs could adversely affect the financial condition and results of operation of Willis prior to the Merger and of the combined company following the Merger.
Willis’ status as a foreign corporation for U.S. federal tax purposes could be affected by a change in law and the Merger is conditioned upon such status not changing as a result of such a change in law.
Willis believes that, under current law, it is treated as a foreign corporation for U.S. federal tax purposes. However, changes to the inversion rules in Code Section 7874 or the Treasury Regulations promulgated thereunder or other IRS guidance could adversely affect Willis’ status as a foreign corporation for U.S. federal tax purposes, and any such changes could have prospective or retroactive application to Willis, Towers Watson, their respective shareholders and affiliates, and/or the Merger. In addition, recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence, and such legislation, if passed, could have an adverse effect on Willis. For example, in February 2015, the President of the United States proposed legislation which would amend the anti-inversion rules to apply to a broader range of transactions. Although its application is limited to transactions closing after 2015, no assurance can be given that such proposal would not be changed in the legislative process and be enacted to apply to prior transactions. In addition, certain members of Congress have introduced similar legislation. If such legislation were to apply to the Merger, it could cause Willis to be treated as a domestic corporation for U.S. federal income tax purposes as of or after the Merger. Furthermore, in September 2014, the U.S. Treasury Department and the IRS issued additional guidance stating that they intend to issue additional regulations under Section 7874. The application of such regulations to the Merger is not clear and no assurance can be given that such regulations will not cause Willis to be treated as a domestic corporation for U.S. federal income tax purposes as of or after the Merger. It is a condition to each party’s obligation to complete the Merger that Willis not be treated a domestic corporation for U.S. federal income tax purposes as of or after the closing date of the Merger as a result of a change in law prior to the closing date of the Merger.

Willis Group Holdings plc

Risks Relating to Our Business and the Insurance Industry

We face certain risks in connection with the acquisition of the outstanding shares of Gras Savoye.
On June 25, 2015, pursuant to the firm offer that we submitted in April, we entered into a share purchase agreement to purchase the outstanding share capital of our associate, Gras Savoye. The transaction is expected to close on or about December 31, 2015, subject to customary regulatory requirements. There are a number of risks and uncertainties relating to the transaction. For example, the transaction may not be completed, or may not be completed in the time frame anticipated. Even if completed, the success of the transaction will depend, in part, on our ability to effectively integrate Gras Savoye into our business and to retain key Gras Savoye employees. Additionally, we may not fully realize the anticipated benefits of the transaction or the benefits may take longer to realize than expected, including the anticipated scale and revenue synergies of the combined businesses, as well as our ability to access potential high-growth markets. We will incur further debt in order to finance the acquisition which could adversely affect our cash flows and financial flexibility. Finally, we also cannot assure that Gras Savoye’s systems and control have prevented or will prevent any violations of any applicable laws or regulations. Any failure to timely realize anticipated benefits from the acquisition could have a material adverse effect on our business, operating results, and financial condition. For more information regarding the risks we face by conducting business in other countries, see the risk factors in “Part I - Item A- Risk Factors” of our Annual Report on Form 10-K, including those entitled “—Legal and Regulatory Risks - Our business, results of operations, financial condition or liquidity may be materially adversely affected by actual and potential claims, lawsuits, investigations or proceedings” and “International Risks - In conducting our businesses around the world, we are subject to political, economic, legal, market, nationalization, operational and other risks that are inherent in operating in many countries.”
Our ability to successfully manage ongoing organizational changes could impact our business results.
We have recently announced several significant business and organizational changes, including the proposed Merger with Towers Watson, the agreement to purchase the remaining equity of our associate, Gras Savoye, our acquisition of Miller Insurance Services, LLP, and our ongoing multi-year operational improvement program. In addition, as we have experienced, competition to retain or recruit talent is heightened in a challenging rate environment or during a time when the Company is experiencing significant change. Effectively managing these organizational changes is critical to retaining talent, servicing clients and our business success overall. The failure to effectively manage such risks could adversely impact our business or financial results.
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

Other information

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
Additionally, as at June 30, 2015, we are using the SICAD I rate of approximately 13 Venezuelan Bolivars per US Dollar to report our Venezuelan financial position, following devaluation from the official rate of approximately six Bolivars per US dollar. We cannot predict whether there will be a further devaluation of the Venezuelan currency or whether the use of the SICAD I rate will continue to be supported. As at June 30, 2014 we have approximately $25 million of net monetary assets that are denominated in the Venezuela Bolivar.
Where needed, we deploy a hedging strategy to mitigate part of our operating exposure to exchange rate movements, but such mitigating attempts may not be successful. For more information on this strategy, see Part I Item 1 - 'Note 9 Derivative Financial Instruments and Hedging Activities'.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2015, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.
Share buybacks
The Company is authorized to buy back shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. In February 2015, the Company announced that during the year it intends to buy back approximately $175 million of shares under this authorization, from time to time, depending on many factors, including market conditions, the Company's financial position, earnings, share price, capital requirements, and other investment opportunities (including mergers and acquisitions and related financings). As of June 30, 2015, there remained approximately $529 million under the current authorization.
The following amounts of the Company’s ordinary shares were bought back by the Company during the three months ended June 30, 2015 and are reflected below based on the date of trade:

	Total number of shares purchased	Average price paid per share (i)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period:
April 1, 2015 to April 30, 2015	393,500	$48.99	393,500	$573,873,937
May 1, 2015 to May 31, 2015	453,100	$47.86	453,100	$552,189,324
June 1, 2015 to June 30, 2015	490,300	$47.32	490,300	$528,990,325

Total	1,336,900		1,336,900
____________

(i) Does not include commissions and fees.
The Company suspended its share buyback program on June 30, 2015, pending the completion of the Merger with Towers Watson.

Willis Group Holdings plc

Item 3 — Defaults Upon Senior Securities
None.
Item 4 — Mine Safety Disclosures
Not applicable.
Item 5 — Other Information
Set forth below are descriptions of matters reported pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Exchange Act.  Concurrently, with this quarterly report, we are filing a notice pursuant to Section 13(r) of the Exchange Act that the matters have been disclosed in this quarterly report.
On May 14, 2007, Willis Limited, a non-US subsidiary of the Company, confirmed placement of marine hull package insurance for three fleets of vessels owned by the National Iranian Tanker Company ('NITC') and/or certain of its subsidiaries/affiliates for the period May 10, 2007 to May 9, 2008, which had an automatic extension of cover for a one-year period, or until May 9, 2009. One of the subsidiaries covered by the policy was Arash Shipping Enterprises Company Limited ('Arash Shipping'). The Company believes that NITC and Arash Shipping are affiliated with the Government of Iran.  Long before the enactment of ITRA, Willis Limited informed NITC it would no longer place insurance on behalf of NITC, and Willis has no ongoing business relationship with either NITC or Arash Shipping other than Willis Limited potentially handling legacy payments to the extent permitted by applicable law. Willis Limited received funds from both NITC’s and Arash Shipping’s insurers in connection with the prior coverage that were due and owing to NITC and Arash Shipping, respectively.  Willis Limited deducted $34,252 in outstanding and previously unpaid fees from those funds and on November 26, 2014 wired the remaining funds, totaling $578,434.17, to Thomas Cooper LLP, a law firm in the UK that is acting as counsel for NITC. On November 26, 2014, Willis Limited wired EUR 114,087.44 to Thomas Cooper LLP, who is also acting as counsel for Arash Shipping.  All of the placements and the legacy payments described above were done in accordance with all applicable laws.
On May 31, 2015, the Company acquired a majority stake in Miller Insurance Services LLP, a London-based wholesale insurance broker. Miller provides administrative services with respect to a pension run‑off/overlooked beneficiary policy for the Iran Overseas Investment Bank (aka Bank Saderat plc). The policy incepted in April 2008 and ends April 2023 and is intended to protect pension scheme beneficiaries claiming against the trustees in respect of the decision to wind up the pension scheme. All revenue was received by Miller at the time of placement of the policy. There has been no activity with respect to this policy by Miller since its inception nor is any expected. No additional revenues are expected to be earned in connection with this policy. Both the policy placement and the provision of administrative services described above were and are being done in accordance with all applicable laws. If a successful claim were to arise under the policy, which is unlikely, Miller would arrange for payment to the pension beneficiary (e.g., a former UK employee of the bank) to the extent permitted under applicable law.

Exhibits

Item 6 — Exhibits

2.1
Merger Agreement and Plan of Merger, dated as of June 29, 2015, by and among Willis Group Holdings plc, Citadel Merger Sub, Inc. and Towers Watson & Co. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on June 30, 2015 (SEC File No. 001-16503))

10.1	Separation Letter Agreement, dated as of June 24, 2015, by and between Stephen Hearn and Willis Limited*
10.2	Willis Group Holdings Public Limited Company Compensation Policy for Non-Employee Directors (as amended)*
10.3
Amended and Restated Employment Agreement, dated as of June 29, 2015, by and between Willis Group Holdings Public Limited Company and Dominic Casserley (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 30, 2015 (SEC File No. 001-16503))

10.4
Amendment to Employment Agreement, dated as of June 29, 2015, by and between Willis Group Holdings Public Limited Company and John Greene (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 30, 2015 (SEC File No. 001-16503))

10.5
Amendment to Employment Agreement, dated as of June 29, 2015, by and between Willis Limited and Timothy Wright (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on June 30, 2015 (SEC File No. 001-16503))

10.6
Amendment to Employment Agreement, dated as of June 29, 2015, by and between Willis North America Inc. and Todd Jones (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on June 30, 2015 (SEC File No. 001-16503))

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
Dated: August 6, 2015