Form 10-Q
period 2015-09-30
WILLIS GROUP HOLDINGS PLC
filed 2015-11-05
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of October 30, 2015 there were outstanding 180,214,332 ordinary shares, nominal value $0.000115 per share, of the Registrant.

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

•
our ability to obtain requisite approvals and satisfy other conditions to the consummation of proposed transactions, including obtaining regulatory and shareholder approvals for the proposed Towers Watson transaction and regulatory approval for the Gras Savoye acquisition;

•	our ability to successfully integrate our operations and employees with those of Towers Watson and any acquired business, including Gras Savoye and Miller Insurance Services LLP;

•	our ability to realize any anticipated benefit of any acquisition or other transaction in which we may engage, including any revenue growth, operational efficiencies, synergies or cost savings;

•	the potential impact of the consummation of the proposed Towers Watson transaction on relationships, including with employees, suppliers, customers and competitors;

•	the diversion of management's time and attention while the Towers Watson transaction or Gras Savoye acquisition is pending;

•	the federal income tax consequences of the Towers Watson transaction and the enactment of additional state, federal, and/or foreign regulatory and tax laws and regulations;

•	volatility or declines in insurance markets and premiums on which our commissions are based, but which we do not control;

•	our ability to compete in our industry;

•	material changes in commercial property and casualty markets generally or the availability of insurance products or changes in premiums resulting from a catastrophic event, such as a hurricane;

•	our ability to retain key employees and clients and attract new business, including at a time when Willis is pursuing various strategic initiatives;

•	our ability to develop new products and services;

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

Willis Group Holdings plc

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended September 30,		Nine months ended September 30,
	Note	2015	2014	2015	2014
		(millions, except per share data)
REVENUES
Commissions and fees		$841	$808	$2,839	$2,828
Investment income		4	4	10	12
Other income		1	—	6	4
Total revenues		846	812	2,855	2,844
EXPENSES
Salaries and benefits		(570)	(569)	(1,698)	(1,714)
Other operating expenses		(177)	(156)	(516)	(494)
Depreciation expense		(25)	(23)	(70)	(70)
Amortization of intangible assets	13	(23)	(13)	(53)	(38)
Restructuring costs	3	(24)	(17)	(93)	(20)
Total expenses		(819)	(778)	(2,430)	(2,336)
OPERATING INCOME		27	34	425	508
Other income (expense), net	4	9	(9)	26	(12)
Interest expense		(35)	(34)	(103)	(101)
INCOME (LOSS) BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		1	(9)	348	395
Income tax benefit (expense)	5	112	(2)	37	(124)
INCOME (LOSS) BEFORE INTEREST IN EARNINGS OF ASSOCIATES		113	(11)	385	271
Interest in earnings of associates, net of tax		3	3	17	19
NET INCOME (LOSS)		116	(8)	402	290
Less: net loss (income) attributable to noncontrolling interests		1	1	(5)	(4)
NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS		$117	$(7)	$397	$286

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED
— Basic earnings (loss) per share	6	$0.65	$(0.04)	$2.21	$1.60
— Diluted earnings (loss) per share	6	$0.64	$(0.04)	$2.18	$1.57

CASH DIVIDENDS DECLARED PER SHARE		$0.31	$0.30	$0.93	$0.90

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Three months ended September 30,		Nine months ended September 30,
	Note	2015	2014	2015	2014
		(millions)

Net income (loss)		$116	$(8)	$402	$290
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments		(76)	(110)	(118)	(80)
Pension funding adjustment		20	41	233	42
Derivative instruments		(30)	(7)	(10)	(5)
Other comprehensive (loss) income, net of tax	17	(86)	(76)	105	(43)
Comprehensive income (loss)		30	(84)	507	247
Less: Comprehensive loss (income) attributable to noncontrolling interests		5	2	2	(3)
Comprehensive income (loss) attributable to Willis Group Holdings		$35	$(82)	$509	$244

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2015	December 31, 2014
		(millions, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$466	$635
Accounts receivable, net		1,100	1,044
Fiduciary assets		10,509	8,948
Deferred tax assets		19	12
Other current assets	14	240	214
Total current assets		12,334	10,853
NON-CURRENT ASSETS
Fixed assets, net		531	483
Goodwill	12	3,150	2,937
Other intangible assets, net	13	665	450
Investments in associates		171	169
Deferred tax assets		51	9
Pension benefits asset		700	314
Other non-current assets	14	211	220
Total non-current assets		5,479	4,582
TOTAL ASSETS		$17,813	$15,435
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$10,509	$8,948
Deferred revenue and accrued expenses		520	619
Income taxes payable		21	33
Current portion of long-term debt	16	323	167
Deferred tax liabilities		20	21
Other current liabilities	15	488	444
Total current liabilities		11,881	10,232
NON-CURRENT LIABILITIES
Long-term debt	16	2,248	2,142
Liability for pension benefits		285	284
Deferred tax liabilities		160	128
Provisions for liabilities		199	194
Other non-current liabilities	15	502	389
Total non-current liabilities		3,394	3,137
Total liabilities		15,275	13,369

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	Note	September 30, 2015	December 31, 2014
		(millions, except share data)
COMMITMENTS AND CONTINGENCIES	8

REDEEMABLE NONCONTROLLING INTEREST		52	59

EQUITY
Ordinary shares, $0.000115 nominal value; Authorized: 4,000,000,000; Issued 179,996,209 shares in 2015 and 178,701,479 shares in 2014		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2015 and 2014		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2015 and 2014		—	—
Additional paid-in capital		1,673	1,524
Retained earnings		1,677	1,530
Accumulated other comprehensive loss, net of tax	17	(954)	(1,066)
Treasury shares, at cost, 46,408 shares, $0.000115 nominal value, in 2015 and 2014 and 40,000 shares, €1 nominal value, in 2015 and 2014		(3)	(3)
Total Willis Group Holdings stockholders’ equity		2,393	1,985
Noncontrolling interests		93	22
Total equity		2,486	2,007
TOTAL LIABILITIES AND EQUITY		$17,813	$15,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine months ended September 30,
	Note	2015	2014
		(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$402	$290
Adjustments to reconcile net income to total net cash provided by operating activities:
Net gain on disposal of operations and fixed and intangible assets		(30)	—
Depreciation expense		70	70
Amortization of intangible assets	13	53	38
Amortization of cash retention awards		9	8
Net periodic income of defined benefit pension plans	7	(54)	(12)
Provision for doubtful debts		3	3
Net movement in deferred taxes		(71)	50
Excess tax benefits from share-based payment arrangements		(5)	(2)
Share-based compensation		46	42
Net gain on derivative instruments		(6)	(19)
Undistributed earnings of associates		(11)	(14)
Effect of exchange rate changes on net income		34	30
Change in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		(55)	(31)
Fiduciary assets		(1,109)	(635)
Fiduciary liabilities		1,109	635
Cash incentives paid		(413)	(375)
Funding of defined benefit pension plans		(93)	(80)
Other assets		(14)	12
Other liabilities		256	271
Movement on provisions		(8)	—
Net cash provided by operating activities		113	281
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		11	4
Additions to fixed assets		(100)	(81)
Additions to intangible assets		(11)	(3)
Acquisitions of operations, net of cash acquired		(293)	(47)
Payments to acquire other investments, net of distributions received		—	(8)
Proceeds on sale of operations, net of cash disposed		45	18
Net cash used in investing activities		(348)	(117)

(Continued on next page)

Financial statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		Nine months ended September 30,
	Note	2015	2014
		(millions)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from draw down of revolving credit facilities	16	420	—
Debt issuance costs		(1)	(3)
Repayments of debt	16	(159)	(11)
Repurchase of shares		(82)	(200)
Proceeds from issue of shares		95	106
Excess tax benefits from share-based payment arrangements		5	2
Dividends paid		(165)	(157)
Acquisition of noncontrolling interests		(5)	(4)
Dividends paid to noncontrolling interests		(14)	(16)
Net cash provided by (used in) financing activities		94	(283)
DECREASE IN CASH AND CASH EQUIVALENTS		(141)	(119)
Effect of exchange rate changes on cash and cash equivalents		(28)	(21)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		635	796
CASH AND CASH EQUIVALENTS, END OF PERIOD		$466	$656

The accompanying notes are an integral part of these condensed consolidated financial statements.

Willis Group Holdings plc

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	Shares outstanding	Ordinary shares and APIC (i)	Retained Earnings	Treasury Stock	AOCL (ii)	Total WGH shareholders' equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling interests (iii)	Total
	(thousands)	(millions)
Balance at January 1, 2014	178,861	1,316	1,595	(3)	(693)	2,215	28	2,243	—
Shares repurchased	(4,718)	—	(200)	—	—	(200)	—	(200)	—
Net income	—	—	286	—	—	286	4	290	—	$290
Dividends	—	—	(160)	—	—	(160)	(16)	(176)	—
Other comprehensive loss	—	—	—	—	(42)	(42)	(1)	(43)	—	$(43)
Issue of shares under employee stock compensation plans and related tax benefits	3,233	113	—	—	—	113	—	113	—
Share-based compensation	—	41	—	—	—	41	—	41	—
Foreign currency translation	—	5	—	—	—	5	—	5	—
Balance at September 30, 2014	177,376	1,475	1,521	(3)	(735)	2,258	15	2,273	—

Balance at January 1, 2015	178,701	$1,524	$1,530	$(3)	$(1,066)	$1,985	$22	$2,007	$59
Shares repurchased	(1,712)	—	(82)	—	—	(82)	—	(82)	—
Net income	—	—	397	—	—	397	3	400	2	$402
Dividends	—	—	(168)	—	—	(168)	(10)	(178)	(5)
Other comprehensive income	—	—	—	—	112	112	(3)	109	(4)	$105
Issue of shares under employee stock compensation plans and related tax benefits	3,007	100	—	—	—	100	—	100	—
Share-based compensation	—	46	—	—	—	46	—	46	—
Additional noncontrolling interests	—	(3)	—	—	—	(3)	81	78	—
Foreign currency translation	—	6	—	—	—	6	—	6	—
Balance at September 30, 2015	179,996	$1,673	$1,677	$(3)	$(954)	$2,393	$93	$2,486	$52

(i)	APIC means Additional Paid-In Capital

(ii)	AOCL means Accumulated Other Comprehensive Loss, Net of Tax

(iii)
In accordance with the requirements of Accounting Standards Codification 480-10-S99-3A we have determined that the noncontrolling interest in Max Matthiessen Holding AB should be disclosed as a redeemable noncontrolling interest and presented within mezzanine or temporary equity.

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
The Interim Financial Statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position as of such dates and the operating results and cash flows for those periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 2015 may not necessarily be indicative of the operating results for the entire fiscal year.
These Interim Financial Statements should be read in conjunction with the Company’s consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2014 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2015 and the amended and dual dated financial statements filed on Form 8-K on August 21, 2015.

Recent Accounting Pronouncements to be adopted in Future Periods
In May 2014, the Financial Accounting Standards Board (‘FASB’) issued Accounting Standards Update (‘ASU’) No. 2014-09, 'Revenue From Contracts With Customers'. The new standard supersedes most current revenue recognition guidance and eliminates industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfil a contract. The ASU was originally scheduled to become effective for the Company at the beginning of its 2017 fiscal year; early adoption was not initially permitted. However, in August 2015, the FASB issued ASU No. 2015-14 'Revenue from Contracts from Customers: Deferral of the Effective Date' deferring the effective date but permitting early adoption at the original effective date. Consequently, the guidance will now become mandatorily effective for the Company at the beginning of its 2018 fiscal year. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In June 2014, the FASB issued guidance on the accounting for stock compensation where share-based payment awards granted to employees required specific performance targets to be achieved in order for employees to become eligible to vest in the awards and such performance targets could be achieved after an employee completes the requisite service period. The amendment in this update requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2015, although earlier adoption is permitted. Adoption of this update is not expected to materially affect the Company's consolidated financial position, results of operations or cash flows.

Willis Group Holdings plc

2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

In April 2015, the FASB issued ASU No. 2015-03, 'Simplifying the Presentation of Debt Issuance Costs' which requires that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs shall be reported as interest expense. The ASU becomes effective for the Company at the beginning of its 2016 fiscal year; early adoption is permitted. The Company is required to apply the new guidance retrospectively to all prior periods. In August 2015, the FASB issued the related ASU No. 2015-15, 'Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements' which states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. Adoption of these updates is expected to reduce the Company's 'Other assets' and reduce the Company's 'Debt', with no net effect on the Company's consolidated financial position and no effect on the consolidated results of operations or consolidated cash flows. Had the updates been adopted as of September 30, 2015, 'Other assets' and 'Debt' as of that date would each have been $13 million lower that the amounts reported.

In September 2015, the FASB issued ASU No. 2015-16, 'Simplifying the Accounting for Measurement-Period Adjustments' in relation to business combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified in the measurement period in the reporting period in which the adjustment amounts are determined. The ASU becomes effective for the Company at the beginning of the 2016 fiscal year; early adoption is permitted. The Company is required to apply the new guidance prospectively. Had the update been adopted as of September 30, 2015, the Company's consolidated financial position, results of operations and cash flows would not have been materially affected.

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
The Company recognized restructuring costs of $24 million and $93 million in the three and nine months ended September 30, 2015 related to its Operational Improvement Program (three and nine months ended September 30, 2014: $17 million and $20 million).

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

	Willis North America	Willis International	Willis GB	Willis Capital, Wholesale & Reinsurance	Corporate & other	Total
			(millions)
Three months ended September 30, 2015
Termination benefits	$2	$1	$—	$1	$—	$4
Professional services and other	5	6	4	—	5	20
Total	$7	$7	$4	$1	$5	$24

Three months ended September 30, 2014
Termination benefits	$2	$3	$8	$—	$—	$13
Professional services and other	—	—	1	—	3	$4
Total	$2	$3	$9	$—	$3	$17

	Willis North America	Willis International	Willis GB	Willis Capital, Wholesale & Reinsurance	Corporate & other	Total
			(millions)
Nine months ended September 30, 2015
Termination benefits	$7	$4	$13	$7	$3	$34
Professional services and other	15	13	12	1	18	59
Total	$22	$17	$25	$8	$21	$93

Nine months ended September 30, 2014
Termination benefits	$3	$3	$8	$—	$—	$14
Professional services and other	—	—	1	—	5	$6
Total	$3	$3	$9	$—	$5	$20

Willis Group Holdings plc

3. RESTRUCTURING COSTS (Continued)

An analysis of the total cumulative restructuring costs recognized for the Operational Improvement Program from commencement to September 30, 2015 is as follows:

	Willis North America	Willis International	Willis GB	Willis Capital, Wholesale & Reinsurance	Corporate & other	Total
	(millions)

2014
Termination benefits	$3	$3	$9	$1	$—	$16
Professional services and other	—	2	1	—	17	20

2015
Termination benefits	$7	$4	$13	$7	$3	$34
Professional services and other	15	13	12	1	18	59

Total
Termination benefits	$10	$7	$22	$8	$3	$50
Professional services and other	15	15	13	1	35	79
Total	$25	$22	$35	$9	$38	$129
At September 30, 2015 the Company’s liability under the Operational Improvement Program is as follows:

	Termination benefits	Professional services and other	Total
		(millions)
Balance at December 31, 2013	$—	$—	$—
Charges incurred	16	20	36
Cash payments	(11)	(14)	(25)
Balance at December 31, 2014	5	6	11
Charges incurred	34	59	93
Cash payments	(20)	(62)	(82)
Balance at September 30, 2015	$19	$3	$22

4.    OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(millions)
Gain (loss) on disposal of operations	$14	$—	$25	$(1)
Impact of Venezuelan currency devaluation	(2)	—	(3)	(14)
Foreign exchange (losses) gains, net	(3)	(9)	4	3
Other income (expense), net	$9	$(9)	$26	$(12)

Notes to the financial statements
 (Unaudited)

5.    INCOME TAXES

The tables below reflect the components of the tax charge for the three and nine months ended September 30, 2015 and 2014 :

	Income before tax	Tax	Effective tax rate
	(millions, except percentages)
Three months ended September 30, 2015
Ordinary loss taxed at estimated annual effective tax rate	$(13)	$3	21%
Items where tax effect is treated discretely:
Gain on disposal of operations	14	—	—%
Partial release of US valuation allowance	—	96	—%
Net adjustment in respect of prior periods	—	(1)	—%
Additional tax credit as a result of decrease in estimate of annual effective rate applied to ordinary income of the prior two quarters	—	14	—%
As reported	$1	$112	N/M

Three months ended September 30, 2014
Ordinary loss taxed at estimated annual effective tax rate	$(9)	$2	26%
Items where tax effect is treated discretely:
Additional tax charge as a result of increase in estimate of annual effective rate applied to ordinary income of the prior two quarters	—	(4)	—%
As reported	$(9)	$(2)	(20)%

	Income before tax	Tax	Effective tax rate
	(millions, except percentages)
Nine months ended September 30, 2015
Ordinary income taxed at estimated annual effective tax rate	$323	$(66)	21%
Items where tax effect is treated discretely:
Gain on disposal of operations	25	(4)	16%
Partial release of US valuation allowance	—	96	—%
Net adjustment in respect of prior periods	—	11	—%
As reported	$348	$37	(11)%

Nine months ended September 30, 2014
Ordinary income taxed at estimated annual effective tax rate	$396	$(104)	26%
Items where tax effect is treated discretely:
Loss on disposal of operations	(1)	(1)	(100)%
Incremental increase to US valuation allowance	—	(21)	—%
Net adjustment in respect of prior periods	—	2	—%
As reported	$395	$(124)	31%

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

The reported tax rate for the three months ended September 30, 2015 was impacted by a partial release of the US valuation allowance in the period. Excluding discrete items the tax rate on ordinary income was 21 percent which compares to 26 percent for the same period of 2014. During the quarter the Company was able to make a partial release of the valuation allowance it maintains against US deferred tax assets. The impact of the release was a $96 million reversal of the opening valuation allowance. There was also a $14 million reversal of the valuation allowance set up during the first two quarters, which was reflected as a tax credit arising from a decrease in the annual effective tax rate applied to the ordinary income of the prior two quarters.

The reported tax rate for the nine months ended September 30, 2015 was minus 11 percent compared to 31 percent for the same period of 2014. The reported tax rate for the nine months ended September 30, 2015 was distorted by a partial release of the US valuation allowance in the period. Excluding discrete items the tax rate on ordinary income was 21 percent which compares to 26 percent for same period of 2014. The Company's tax rate differs from the US statutory income tax rate of 35 percent primarily due to income being subject to tax in numerous non-US jurisdictions with varying tax rates.

Various proposed changes to corporate taxes in the UK were announced in July 2015.  The most notable change for the Company was the proposal to reduce the UK tax rate from 20 percent to 19 percent from April 1, 2017 and to 18 percent from April 1, 2020.  This change, which is expected to be enacted during the fourth quarter of 2015, will be reflected in the measurement of UK deferred tax assets and liabilities in the period the change is enacted, with a corresponding deferred tax benefit or charge, which is not expected to be material.  It is also expected that the proposed lower UK corporate tax rate applied to UK profits will reduce the net tax charge beginning in 2017 when the lower rates take effect.

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. Considering the Company’s recent US earnings experience, including income before tax in the first nine months ended September 30, 2015, and projections of future income, the Company was able to release a portion of the valuation allowance against its US deferred tax assets in the current quarter. The release has resulted in a $110 million recognition of deferred tax assets and a corresponding decrease to income tax expense for the three and nine months ended September 30, 2015. The Company’s remaining US valuation allowance, excluding that related to state separate taxes, is $61 million as at September 30, 2015. The timing and amount of any future valuation allowance release will depend on the level of profitability the Company is able to achieve.

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
In periods where losses are reported, the weighted average shares outstanding excludes potentially issuable shares described above, because their inclusion would be anti-dilutive.
At September 30, 2015, there were 4.5 million (September 30, 2014: 5.8 million) time-based share options; and 1.9 million (September 30, 2014: 4.5 million) performance based options; and 3.3 million (September 30, 2014: 2.9 million) restricted share units outstanding.
Basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(millions, except per share data)
Net income (loss) attributable to Willis Group Holdings	$117	$(7)	$397	$286

Basic average number of shares outstanding	180	178	180	179
Dilutive effect of potentially issuable shares	2	—	2	3
Diluted average number of shares outstanding	182	178	182	182

Basic earnings (loss) per share	$0.65	$(0.04)	$2.21	$1.60
Dilutive effect of potentially issuable shares	(0.01)	—	(0.03)	(0.03)
Diluted earnings (loss) per share	$0.64	$(0.04)	$2.18	$1.57

Options to purchase 1.5 million shares were not included in the computation of the dilutive effect of stock options for the three months ended September 30, 2015 because the effect was anti-dilutive (three months ended September 30, 2014: 10.3 million shares and 2.9 million restricted stock units).

Options to purchase 1.3 million shares were not included in the computation of the dilutive effect of stock options for the nine months ended September 30, 2015 because the effect was anti-dilutive (nine months ended September 30, 2014: 2.1 million shares).

Willis Group Holdings plc

7.    PENSION PLANS
The components of the net periodic benefit (income) cost of the UK, US and other defined benefit plans are as follows:

	Three months ended September 30,
	UK Pension Benefits		US Pension Benefits		Other Pension Benefits
	2015	2014	2015	2014	2015	2014
	(millions)
Service cost	$7	$10	$—	$—	$2	$2
Interest cost	25	31	10	10	3	1
Expected return on plan assets	(56)	(54)	(14)	(13)	(4)	(2)
Amortization of unrecognized prior service gain	(5)	(2)	—	—	—	—
Amortization of unrecognized actuarial loss	9	12	3	1	—	—
Net periodic benefit (income) cost	$(20)	$(3)	$(1)	$(2)	$1	$1

	Nine months ended September 30,
	UK Pension Benefits		US Pension Benefits		Other Pension Benefits
	2015	2014	2015	2014	2015	2014
	(millions)
Service cost	$25	$31	$—	$—	$3	$3
Interest cost	77	92	30	30	6	5
Expected return on plan assets	(169)	(162)	(43)	(40)	(6)	(5)
Amortization of unrecognized prior service gain	(13)	(3)	—	—	—	—
Amortization of unrecognized actuarial loss	27	33	9	4	—	—
Net periodic benefit (income) cost	$(53)	$(9)	$(4)	$(6)	$3	$3

During the nine months ended September 30, 2015, the Company made cash contributions of $76 million (2014: $61 million) into the UK defined benefit pension plan. In addition to this, a further payment of $7 million (2014: $9 million) was made in respect of employees’ salary sacrifice contributions.
Contributions to the UK defined benefit pension plan in 2015 are expected to total $93 million, of which approximately $17 million relates to ongoing contributions calculated as 15.9 percent of active plan members’ pensionable salaries, approximately $55 million relates to contributions towards funding the deficit and $21 million represents an exceptional contribution calculated at 10 percent of the $213 million share buyback program completed during 2014, as required under the current agreed schedule of contributions. In addition, for full year 2015, the Company expects to contribute approximately $9 million to the UK defined benefit pension plan related to employees’ salary sacrifice contributions.
During the nine months ended September 30, 2015 cash contributions of $nil and $10 million (2014: $2 million and $8 million) were made to the US plan and other defined benefit pension plans, respectively.
Contributions to the US and other defined benefit pension plans in 2015 are expected to total approximately $10 million and $14 million respectively.
Following the acquisition of Miller Insurance Services LLP as described in Note 11 - 'Acquisitions', the Miller Retirement Benefits Scheme is included within the other defined benefit pension plans.

Notes to the financial statements
(Unaudited)
7. PENSION PLANS (Continued)

Further contributions may be payable into the UK pension plan based on a profit share calculation (equal to 20 percent of EBITDA in excess of $900 million per annum as defined by the revised schedule of contributions) and an exceptional return calculation (equal to 10 percent of any exceptional returns made to shareholders, for example, share buybacks and special dividends). In respect of 2015, any such contributions will be paid in 2016 on finalization of the calculations. Aggregate contributions under the deficit funding contribution and the profit share calculation are capped at £312 million ($473 million) over the six-year period ended December 31, 2017.

The schedule of contributions is required to be renegotiated after three years or at any earlier time jointly agreed by the Company and the trustee. The Company is currently in negotiations with the plan’s trustees to agree an updated schedule of contributions.

On March 6, 2015, the Company announced to members of the UK defined benefit pension plan that with effect from June 30, 2015, future salary increases would not be pensionable (the 'salary freeze'). The Company recognized the salary freeze as a plan amendment at the announcement date. The impact of the salary freeze is to reduce the plan’s projected benefit obligation by approximately $215 million and create a prior service credit which is recognized in other comprehensive income and then amortized to the statement of operations over the remaining expected service life of active employees.

8.    COMMITMENTS AND CONTINGENCIES
Contractual Obligations
Pensions
The Company’s pension funding obligations are described in Note 7 — ‘Pension Plans’.
Operating Leases

The Company leases certain land, building and equipment under various operating lease commitments. The total amount of the minimum rent is expensed on a straight line basis over the term of the lease.

During the nine months ended September 30, 2015 the Company has entered into new operating lease arrangements, including assumed lease obligations related to acquisitions, with total lease commitments of approximately $148 million.
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
Other Contractual Obligations
In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP. As of September 30, 2015, approximately $21 million of capital contributions had been made towards this commitment.
In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As of September 30, 2015, approximately $7 million of capital contributions had been made towards this commitment.
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

On June 19, 2015, Willis Group Holdings plc filed a motion to dismiss the complaint for lack of personal jurisdiction. The motion is scheduled to be fully briefed as of November 19, 2015.

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

•
Rupert, et al. v. Winter, et al., Case No. 2009C115137, was filed on September 14, 2009 on behalf of 97 Stanford investors against Willis Group Holdings plc, Willis of Colorado, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). The complaint alleges claims under the Securities Act of 1933, Texas and Colorado

Willis Group Holdings plc

8. COMMITMENTS AND CONTINGENCIES (Continued)

statutory law and Texas common law and seeks special, consequential and treble damages of more than $300 million, attorneys’ fees and costs. On October 20, 2009, certain defendants, including Willis of Colorado, Inc., (i) removed Rupert to the U.S. District Court for the Western District of Texas, (ii) notified the JPML of the pendency of this related action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On April 1, 2010, the JPML issued a final transfer order for the transfer of Rupert to the Northern District of Texas. On January 24, 2012, the court remanded Rupert to Texas state court (Bexar County), but stayed the action until further order of the court. On August 13, 2012, the plaintiffs filed a motion to lift the stay, which motion was denied by the court on September 16, 2014. On October 10, 2014, the plaintiffs appealed the court’s denial of their motion to lift the stay to the U.S. Court of Appeals for the Fifth Circuit. On January 5, 2015, the Fifth Circuit consolidated the appeal with the appeal in the Rishmague, et ano. v. Winter, et al. action discussed below, and the consolidated appeal, was fully briefed as of March 24, 2015. Oral argument on the consolidated appeal was held on September 2, 2015. On September 16, 2015, the Fifth Circuit affirmed. The defendants have not yet responded to the complaint in Rupert.

•
Casanova, et al. v. Willis of Colorado, Inc., et al., C.A. No. 3:10-CV-1862-O, was filed on September 16, 2010 on behalf of seven Stanford investors against Willis Group Holdings plc, Willis Limited, Willis of Colorado, Inc. and the same Willis associate, among others, also in the Northern District of Texas. The complaint alleges claims under Texas statutory and common law and seeks actual damages in excess of $5 million, punitive damages, attorneys’ fees and costs. On February 13, 2015, the parties filed an Agreed Motion for Partial Dismissal pursuant to which they agreed to the dismissal of certain claims pursuant to the motion to dismiss decisions in the Troice action discussed above and the Janvey action discussed below. Also on February 13, 2015, the defendants except Willis Group Holdings plc answered the complaint in the Casanova action. On June 19, 2015, Willis Group Holdings plc filed a motion to dismiss the complaint for lack of personal jurisdiction. Plaintiffs have not opposed the motion.

•
Rishmague, et ano. v. Winter, et al., Case No. 2011CI2585, was filed on March 11, 2011 on behalf of two Stanford investors, individually and as representatives of certain trusts, against Willis Group Holdings plc, Willis of Colorado, Inc., Willis of Texas, Inc. and the same Willis associate, among others, in Texas state court (Bexar County). The complaint alleges claims under Texas and Colorado statutory law and Texas common law and seeks special, consequential and treble damages of more than $37 million and attorneys’ fees and costs. On April 11, 2011, certain defendants, including Willis of Colorado, Inc., (i) removed Rishmague to the Western District of Texas, (ii) notified the JPML of the pendency of this related action and (iii) moved to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On August 8, 2011, the JPML issued a final transfer order for the transfer of Rishmague to the Northern District of Texas, where it is currently pending. On August 13, 2012, the plaintiffs joined with the plaintiffs in the Rupert action in their motion to lift the court’s stay of the Rupert action. On September 9, 2014, the court remanded Rishmague to Texas state court (Bexar County), but stayed the action until further order of the court and denied the plaintiffs’ motion to lift the stay. On October 10, 2014, the plaintiffs appealed the court’s denial of their motion to lift the stay to the Fifth Circuit. On January 5, 2015, the Fifth Circuit consolidated the appeal with the appeal in the Rupert action, and the consolidated appeal was fully briefed as of March 24, 2015. Oral argument on the consolidated appeal was held on September 2, 2015. On September 16, 2015, the Fifth Circuit affirmed. The defendants have not yet responded to the complaint in Rishmague.

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

On April 1, 2015, the defendants except Willis Group Holdings plc filed motions to dismiss the complaints in Zacarias, Tisminesky and de Gadala-Maria. On June 19, 2015, Willis Group Holdings plc filed motions to dismiss the complaints in Zacarias, Tisminesky and de Gadala-Maria for lack of personal jurisdiction. On July 15, 2015, the court dismissed the complaint in Zacarias in its entirety with leave to replead within 21 days. On July 21, 2015, the court dismissed the complaints in Tisminesky and de Gadala-Maria in their entirety with leave to replead within 21 days. On August 6, 2015, the plaintiffs in Zacarias, Tisminesky and de Gadala-Maria filed amended complaints (in which, among other things, Willis Group Holdings plc was no longer named as a defendant). On September 11, 2015, the defendants filed motions to dismiss the amended complaints. The motions are scheduled to be fully briefed as of November 3, 2015. The defendants have not yet responded to the complaints in Ranni or Barbar.

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

Willis Group Holdings plc

8. COMMITMENTS AND CONTINGENCIES (Continued)

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

Proposed Towers Watson Merger
Five putative class action complaints challenging the Merger were filed in the Court of Chancery for the State of Delaware, captioned New Jersey Building Laborers’ Statewide Annuity Fund v. Towers Watson & Co., et al., C.A. No. 11270-CB (filed on July 9, 2015), Stein v. Towers Watson & Co., et al., C.A. No. 11271-CB (filed on July 9, 2015), City of Atlanta Firefighters’ Pension Fund v. Ganzi, et al., C.A. No. 11275-CB (filed on July 10, 2015), Cordell v. Haley, et al., C.A. No. 11358-CB (filed on July 31, 2015), and Mills v. Towers Watson & Co., et al., C.A. No. 11423-CB (filed on August 24, 2015). The Stein action was voluntarily dismissed on July 28, 2015. These complaints were filed by purported stockholders of Towers Watson on behalf of a putative class comprised of all Towers Watson stockholders and name as defendants Towers Watson, the members of its board of directors, Willis and Merger Sub. (The various named defendants, to the extent they are stockholders of Towers Watson, are excluded from the putative class.) The complaints generally allege that Towers Watson’s directors breached their fiduciary duties to Towers Watson stockholders by agreeing to merge Towers Watson with Willis through an inadequate and unfair process, which led to inadequate and unfair consideration, and by agreeing to unfair deal protection devices, and that Willis and Merger Sub aided and abetted those alleged breaches. The complaints seek, among other things, to enjoin the Merger. On August 17, 2015, the court consolidated the first three filed actions (the fourth, Mills, had not yet been filed) and any other actions then pending or thereafter filed arising out of the same issues of fact under the caption In re Towers Watson & Co. Stockholders Litigation, Consolidated C.A. No. 11270-CB. Pursuant to the court’s consolidation order, the plaintiffs in the first three filed actions were to designate one of their three complaints as the operative complaint or file a consolidated amended complaint, after which the parties would negotiate a schedule for the defendants to respond. On September 9, 2015, the plaintiffs in the consolidated action filed a verified consolidated amended complaint, which, among other things, added claims for alleged misstatements and omissions in the joint proxy statement/prospectus filed initially on August 27, 2015 in connection with the Merger. On September 17, 2015, they filed a motion for expedited proceedings and a motion for a preliminary injunction, which motions they voluntarily withdrew on October 19, 2015. The defendants have not yet responded to the complaint in the consolidated action.

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

During the nine months ended September 30, 2015, the Company, in order to manage interest rate risk arising from these financial assets, entered into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest. The use of interest rate contracts essentially converted groups of short-term variable rate investments to fixed rates. These derivatives were designated as hedging instruments and were for a total notional amount of $300 million.

Interest Rate Risk — Interest Expense
The Company's operations are financed principally by $1,906 million fixed rate senior notes maturing through 2043 and $248 million under a 7-year term loan facility. The Company has access to (i) $800 million under a revolving credit facility expiring July 23, 2018, (ii) $400 million under a revolving credit facility with a credit period until April 28, 2016 and a repayment date of April 28, 2017, which will be available for regulatory capital purposes related to securities underwriting only, and (iii) $22 million under two further revolving credit facilities, of which $20 million is also only available for specific regulatory purposes only. As of September 30, 2015 $422 million (December 31, 2014: $nil) was drawn on these facilities.
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

During three and nine months ended September 30, 2015, the Company had no derivative financial instruments that were designated as cash flow hedges of interest rate risk on interest expense.

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

Willis Group Holdings plc

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
At September 30, 2015 and December 31, 2014, the majority of the Company’s foreign currency contracts were designated as hedging instruments, those not designated as hedging instruments include certain Miller Insurance Services LLP foreign currency contracts and those relating to short-term cash flows and hedges of certain intercompany loans.

The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for Pounds sterling in the case of US dollars and US dollars for Euros and Japanese yen. Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

	Sell	Fair value
	(millions)
US dollar	$976	$(32)
Euro	191	19
Japanese yen	49	4
The above table includes forward contracts acquired as part of Miller Insurance Services LLP which are not designated as hedging instruments. At September 30, 2015, such contracts had a negative fair value of $2 million.
In addition to forward exchange contracts, the Company undertakes short-term foreign exchange swaps for liquidity purposes. These are not designated as hedges and do not qualify for hedge accounting. The fair values at September 30, 2015 and December 31, 2014 were immaterial.
The company also enters into foreign currency transactions in order to hedge certain intercompany loans. These derivatives were not designated as hedging instruments and as at September 30, 2015, had a total notional amount of $400 million (December 31, 2014: $352 million). In respect of these transactions, $1 million (December 31, 2014: $5 million) has been recognized as an asset within other current assets and an equivalent gain has been recognized in other income (expense), net, for the period.

Notes to the financial statements
 (Unaudited)
9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Derivative financial instruments
The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments and their balance sheet classification at September 30, 2015 and December 31, 2014:

		Fair value
Derivative financial instruments designated as hedging instruments:	Balance sheet classification	September 30, 2015	December 31, 2014
		(millions)
Assets:
Forward exchange contracts	Other assets	$25	$26
Interest rate swaps	Other assets	3	—
Total derivatives designated as hedging instruments		$28	$26
Liabilities:
Forward exchange contracts	Other liabilities	$34	$21
Interest rate swaps	Other liabilities	—	—
Total derivatives designated as hedging instruments		$34	$21
________________________________
The above table does not include the Miller Insurance Services LLP non designated forward contracts which had a fair value of negative $2 million .

Willis Group Holdings plc

9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Cash Flow Hedges

The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for the three and nine months ended September 30, 2015 and 2014:

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in OCI(i)on derivative (effective element)	Location of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Amount of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Location of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)	Amount of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)
	(millions)		(millions)		(millions)
Three months ended September 30, 2015
Interest rate swaps	$2	Investment income	$1	Other operating expenses	$—
Treasury locks	—	Interest expense	(1)	Interest expense	—
Forward exchange contracts	(44)	Other income (expense), net	5	Interest expense	1
Total	$(42)		$5		$1
Three months ended September 30, 2014
Interest rate swaps	$—	Investment income	$(2)	Other operating expenses	$—
Treasury locks	—	Interest expense	—	Interest expense	—
Forward exchange contracts	(11)	Other income (expense), net	5	Interest expense	—
Total	$(11)		$3		$—
Nine months ended September 30, 2015
Interest rate swaps	$2	Investment income	$—	Other operating expenses	$—
Treasury locks	—	Interest expense	(1)	Interest expense	—
Forward exchange contracts	(19)	Other income (expense), net	5	Interest expense	—
Total	$(17)		$4		$—
Nine months ended September 30, 2014
Interest rate swaps	$—	Investment income	$(5)	Other operating expenses	$—
Treasury locks	—	Interest expense	(1)	Interest expense	—
Forward exchange contracts	(12)	Other income (expense), net	12	Interest expense	(1)
Total	$(12)		$6		$(1)
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
At September 30, 2015, the Company estimates, based on current interest and exchange rates, there will be $2 million of net derivative gains on forward exchange rates, interest rate swaps, and treasury locks reclassified from accumulated comprehensive loss into earnings within the next twelve months as the forecasted transactions affect earnings.

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
Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of September 30, 2015.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

The fair value of long-term debt instruments (excluding related fair value hedges) are based on quoted market values and are classified as Level 1 measurements, with the exception of the 7-year term loan facility and drawings under our $800 million revolving credit facility where fair value is determined using observable market data for similar debt instruments of comparable maturities (Level 2 measure).

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

Willis Group Holdings plc

10. FAIR VALUE MEASUREMENT (Continued)

	September 30, 2015
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Derivative financial instruments	—	28	—	28
Total assets	$—	$28	$—	$28
Liabilities at fair value:
Derivative financial instruments	—	36	—	36
Total liabilities	$—	$36	$—	$36

	December 31, 2014
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
	(millions)
Assets at fair value:
Derivative financial instruments	—	26	—	26
Total assets	$—	$26	$—	$26
Liabilities at fair value:
Derivative financial instruments	—	21	—	21
Total liabilities	$—	$21	$—	$21
Fair value information about financial instruments not measured at fair value on a recurring basis

The following table discloses the Company's financial instruments where the carrying amount and estimated fair value differ. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

	September 30, 2015		December 31, 2014
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Liabilities:
Current portion of long term debt	$323	$327	$167	$169
Long-term debt	2,248	2,387	2,142	2,327

Notes to the financial statements
 (Unaudited)

11.    ACQUISITIONS
During the period ended September 30, 2015 the Company made the following acquisitions in line with its strategy to invest in targeted acquisitions with a focus on earnings accretion, competitive position, and fit.
Miller Insurance Services LLP
On May 31, 2015, the Company completed the transaction to acquire an 85 percent interest in Miller Insurance Services LLP and its subsidiaries ('Miller'), a leading London wholesale specialist insurance broking firm, for total consideration of $401 million including cash consideration of $232 million.
Deferred consideration is payable at the end of the first, second and third anniversary of the acquisition. Contingent consideration is payable at the end of the third anniversary of the acquisition and is contingent on meeting EBITDA performance targets. The discounted fair value of the deferred and contingent consideration, based on best estimates, is $124 million and $29 million respectively.
As part of the transaction selected broking activities were transferred between existing Willis businesses and Miller and vice-versa. The transaction combined businesses of both Willis and Miller creating a platform for future growth and added further strength and depth to the Company’s client proposition.
The Company recognized assets and liabilities acquired of $1,118 million and $844 million respectively. Included within the acquired assets are intangible assets of $227 million of which $213 million relates to client relationships with a weighted average useful economic life of 14 years, $14 million relates to trade names with a useful economic life of 15 years.
Goodwill of $187 million was recognized on the transaction.
The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analysis are completed and additional information about the value of assets acquired, liabilities assumed, and contingent consideration become available.
Other acquisitions
On April 1, 2015, the Company acquired 100 percent of the share capital of Carsa Consultores, Agente de Seguros y de Fianzas de CV and its group companies ('Carsa'), a leading insurance broker in Mexico. The Company paid initial cash consideration on closing and additional contingent consideration is payable after three years depending on future revenue achieved from the acquired businesses.
On May 27, 2015, the Company acquired the trade and assets of Evolution Benefits Consulting, Inc. ('Evolution'), a human capital practice in Pennsylvania. The Company paid initial cash consideration on closing and additional contingent consideration is payable in three years and is contingent on the future revenue growth of the acquired business.
On August 7, 2015, the Company completed the transaction to acquire 100 percent interest in Elite Risk Services, Taiwan for cash consideration on closing.
On August 19, 2015, the Company completed the transaction to acquire 100 percent interest in CKA Risk Solutions, Australia. The Company paid initial cash consideration on closing. Further deferred consideration is payable at the end of the first, second and third anniversary of the acquisition. Contingent consideration is payable at the end of the third anniversary of the acquisition and is contingent on specified performance targets for revenue growth over the three years prior to June 2018.
In aggregate, total consideration for these other acquisitions was $117 million representing:
•initial cash consideration paid on closing of $96 million; and
•discounted deferred and contingent consideration, based on best estimates, of $21 million.
In aggregate, the Company recognized assets and liabilities acquired of $61 million and $18 million, respectively. Included within the acquired assets are intangible assets relating to client relationships of $52 million with a weighted average useful economic life of 13 years.

Willis Group Holdings plc

11. ACQUISITIONS (Continued)

Goodwill in aggregate of $74 million was recognized on these other transaction based on the preliminary purchase price allocations.
The aggregate costs incurred and recognised within other operating expenses relating to the acquisitions above in the three and nine months ended September 30, 2015 was $14 million and $34 million respectively.
The amount of revenue and earnings, for all the acquisitions discussed above, included in the Company’s consolidated income statement for the three and nine months ended September 30, 2015 was $38 million and nil and $51 million and nil, respectively.
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

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2015 and the year ended December 31, 2014 are as follows:

	Willis GB (formerly Global)	Willis Capital, Wholesale & Reinsurance	Willis North America	Willis International	Total
Balance at January 1, 2014
Goodwill, gross	$555	$851	$1,557	$367	$3,330
Accumulated impairment losses	—	—	(492)	—	(492)
Goodwill, net	$555	$851	$1,065	$367	$2,838
Purchase price allocation adjustments	3	—	3	7	13
Goodwill acquired during the year	—	5	—	179	184
Goodwill disposed of during the year	—	—	(48)	—	(48)
Foreign exchange	(3)	(4)	—	(43)	(50)
Balance at December 31, 2014
Goodwill, gross	$555	$852	$1,512	$510	$3,429
Accumulated impairment losses	—	—	(492)	—	(492)
Goodwill, net	$555	$852	$1,020	$510	$2,937
Purchase price allocation adjustments	—	—	—	1	1
Goodwill acquired during the period	—	187	11	64	262
Goodwill disposed of during the period	(2)	(1)	(10)	—	(13)
Foreign exchange	(2)	(4)	(2)	(29)	(37)
Balance at September 30, 2015
Goodwill, gross	$551	$1,034	$1,511	$546	$3,642
Accumulated impairment losses	—	—	(492)	—	(492)
Goodwill, net	$551	$1,034	$1,019	$546	$3,150

Notes to the financial statements
 (Unaudited)

13.    OTHER INTANGIBLE ASSETS, NET

Other intangible assets are classified into the following categories:

•	Client relationships

•	Management contracts

•	Other, including:

◦	non-compete agreements

◦	trade names

◦	contract-based, technology and other
The major classes of amortizable intangible assets are as follows:

	September 30, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(millions)
Customer and marketing related:
Client relationships	$936	$(355)	$581	$689	$(316)	$373
Management contracts	67	(4)	63	71	(1)	70
Other	26	(5)	21	11	(4)	7
Total amortizable intangible assets	$1,029	$(364)	$665	$771	$(321)	$450

The aggregate amortization of intangible assets for the nine months ended September 30, 2015 was $53 million (nine months ended September 30, 2014: $38 million) of which $23 million was recognized in the three months ended September 30, 2015 (three months ended September 30, 2014: $13 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 is as follows:

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
	(millions)
Amortization of intangible assets	$22	$82	$74	$68	$62	$357	$665

Willis Group Holdings plc

14.    OTHER ASSETS
An analysis of other assets is as follows:

	September 30, 2015	December 31, 2014
	(millions)
Other current assets
Prepayments and accrued income	$86	$81
Income tax receivable	49	30
Deferred compensation plan assets	12	17
Derivatives	21	16
Other receivables	72	70
Total other current assets	$240	$214
Other non-current assets
Deferred compensation plan assets	$109	$92
Accounts receivable, net	23	29
Other investments	28	29
Other receivables	51	70
Total other non-current assets	$211	$220
Total other assets	$451	$434

15.    OTHER LIABILITIES
An analysis of other liabilities is as follows:

	September 30, 2015	December 31, 2014
	(millions)
Other current liabilities
Accounts payable	$149	$131
Accrued dividends payable	58	55
Derivatives	20	12
Deferred compensation plan liability	12	17
Contingent and deferred consideration on acquisition	58	8
Other payables	191	221
Total other current liabilities	$488	$444
Other non-current liabilities
Incentives from lessors	$162	$171
Deferred compensation plan liability	109	92
Contingent and deferred consideration on acquisition	145	26
Derivatives	16	9
Other payables	70	91
Total other non-current liabilities	$502	$389
Total other liabilities	$990	$833

Notes to the financial statements
 (Unaudited)

16.    DEBT
Short-term debt and current portion of the long-term debt consists of the following:

	September 30, 2015	December 31, 2014
	(millions)
Current portion of 7-year term loan facility expiring 2018	$23	$17
5.625% senior notes due 2015	—	148
Fair value adjustment on 5.625% senior notes due 2015	—	1
4.125% senior notes due 2016	299	—
3-year term loan facility expires 2015	1	1
	$323	$167
Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
	(millions)
7-year term loan facility expiring 2018	$225	$242
Revolving $800 million credit facility	422	—
4.125% senior notes due 2016	—	299
6.200% senior notes due 2017	394	394
7.000% senior notes due 2019	187	187
5.750% senior notes due 2021	497	497
4.625% senior notes due 2023	249	249
6.125% senior notes due 2043	274	274
	$2,248	$2,142
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
As of September 30, 2015, $422 million was outstanding under the $800 million revolving credit facility (December 31, 2014: $nil).
WSI revolving credit facility
On March 3, 2014, WSI, entered into a $300 million revolving note and cash subordination agreement available for drawing from March 3, 2014 through March 3, 2015. At that time, the aggregate unpaid principal amount of all advances was repayable on or before March 3, 2016.

Willis Group Holdings plc

16. DEBT (Continued)

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
On February 27, 2015, WSI entered into a second amendment to the revolving note and cash subordination agreement. This amendment included all of the following: (i) the end date of the credit period was extended to April 28, 2016 and the repayment date was extended to April 28, 2017; (ii) WSI was permitted to incur up to $400 million in indebtedness under the $800 million revolving credit facility held by Trinity Acquisition Limited, and (iii) WSI will have the ability to borrow in Euro, Japanese yen and other approved currencies subject to a reserve for foreign currency fluctuation.
Proceeds under the credit facility will be used for regulatory capital purposes related to securities underwriting only, which will allow WSI to meet or exceed capital requirements of regulatory agencies, self-regulatory agencies and their clearing houses, including the Financial Industry Regulatory Authority. Advances under the credit facility bear interest at a rate equal to (a) for Eurocurrency Loans, LIBOR plus 1.50% to 2.25%, and (b) for base rates Loans, the highest of (i) the Federal Funds rates plus 0.5%, (ii) the 'prime rate' as announced by SunTrust Bank, and (iii) LIBOR plus 1.00%, plus 0.5% to 1.25%, in each case, based upon the Company’s guaranteed senior-unsecured long-term debt rating.
As of September 30, 2015 $nil was outstanding under the $400 million WSI revolving credit facility (December 31, 2014: $nil).

Notes to the financial statements
 (Unaudited)

17.    COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income are as follows:

	Three months ended September 30,
	2015			2014
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
	(millions)
Other comprehensive income:
Foreign currency translation adjustments	$(76)	$—	$(76)	$(110)	$—	$(110)
Pension funding adjustments:
Foreign currency translation on pension funding adjustments	19	(7)	12	43	(12)	31
Amortization of unrecognized actuarial loss	12	(1)	11	13	(2)	11
Amortization of unrecognized prior service gain	(5)	2	(3)	(2)	1	(1)
	26	(6)	20	54	(13)	41
Derivative instruments:
Gain on interest rate swaps (effective element)	2	—	2	—	—	—
Interest rate swap reclassification adjustment	1	—	1	(2)	—	(2)
(Loss) gain on forward exchange contracts (effective element)	(44)	8	(36)	(11)	3	(8)
Forward exchange contracts reclassification adjustment	5	(1)	4	5	(2)	3
Treasury lock reclassification adjustment	(1)	—	(1)	—	—	—
	(37)	7	(30)	(8)	1	(7)
Other comprehensive (loss) income	(87)	1	(86)	(64)	(12)	(76)
Less: Other comprehensive loss attributable to noncontrolling interests	4	—	4	1	—	1
Other comprehensive (loss) income attributable to Willis Group Holdings	$(83)	$1	$(82)	$(63)	$(12)	$(75)

	Nine months ended September 30,
	2015			2014
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
	(millions)
Other comprehensive income:
Foreign currency translation adjustments	$(118)	$—	$(118)	$(80)	$—	$(80)
Pension funding adjustments:
Foreign currency translation on pension funding adjustments	28	(8)	20	18	(5)	13
Net actuarial gain	25	(5)	20	—	—	—
Prior service gain	215	(43)	172	—	—	—
Amortization of unrecognized actuarial loss	36	(5)	31	37	(6)	31
Amortization of unrecognized prior service gain	(13)	3	(10)	(3)	1	(2)
	291	(58)	233	52	(10)	42
Derivative instruments:
Gain on interest rate swaps (effective element)	2	—	2	—	—	—
Interest rate swap reclassification adjustment	—	—	—	(5)	1	(4)
(Loss) gain on forward exchange contracts (effective element)	(19)	4	(15)	(12)	3	(9)
Forward exchange contracts reclassification adjustment	5	(1)	4	12	(3)	9
Treasury lock reclassification adjustment	(1)	—	(1)	(1)	—	(1)
	(13)	3	(10)	(6)	1	(5)
Other comprehensive income (loss)	160	(55)	105	(34)	(9)	(43)
Less: Other comprehensive loss attributable to noncontrolling interests	7	—	7	1	—	1
Other comprehensive income (loss) attributable to Willis Group Holdings	$167	$(55)	$112	$(33)	$(9)	$(42)

Willis Group Holdings plc

17. COMPREHENSIVE INCOME (LOSS) (Continued)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Net foreign currency translation adjustment	Pension funding adjustment	Net unrealized gain on derivative instruments	Total
	(millions)
Balance at December 31, 2014	$(191)	$(893)	$18	$(1,066)
Other comprehensive (loss) income before reclassifications	(111)	212	(13)	88
Amounts reclassified from accumulated other comprehensive loss	—	21	3	24
Net current-period other comprehensive (loss) income, net of tax and noncontrolling interests	(111)	233	(10)	112
Balance at September 30, 2015	$(302)	$(660)	$8	$(954)

Notes to the financial statements
 (Unaudited)
17. COMPREHENSIVE INCOME (LOSS) (Continued)

Amounts reclassified out of accumulated other comprehensive loss into the statement of operations are as follows:

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss		Affected line item in the statement of operations
	Three months ended September 30,
	2015	2014
	(millions)
Gains and losses on cash flow hedges (Note 9)
Interest rate swaps	$1	$(2)	Investment income
Foreign exchange contracts	5	5	Other income (expense), net
Treasury lock	(1)	—	Interest expense
	5	3	Total before tax
Tax	(1)	(2)
	$4	$1	Net of tax
Amortization of defined benefit pension items (Note 7)
Prior service gain	$(5)	$(2)	Salaries and benefits
Net actuarial loss	12	13	Salaries and benefits
	7	11	Total before tax
Tax	1	(1)
	$8	$10	Net of tax

Total reclassifications for the period	$12	$11

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss		Affected line item in the statement of operations
	Nine months ended September 30,
	2015	2014
	(millions)
Gains and losses on cash flow hedges (Note 9)
Interest rate swaps	$—	$(5)	Investment income
Foreign exchange contracts	5	12	Other income (expense), net
Treasury lock	(1)	(1)	Interest expense
	4	6	Total before tax
Tax	(1)	(2)
	$3	$4	Net of tax
Amortization of defined benefit pension items (Note 7)
Prior service gain	$(13)	$(3)	Salaries and benefits
Net actuarial loss	36	37	Salaries and benefits
	23	34	Total before tax
Tax	(2)	(5)
	$21	$29	Net of tax

Total reclassifications for the period	$24	$33

Willis Group Holdings plc

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
The accounting policies of the segments are consistent with those described in Note 2 — ‘Basis of Presentation and Significant Accounting Policies’ of the Company’s audited financial statements included as Item 8 on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015.
There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.

Notes to the financial statements
 (Unaudited)
18. SEGMENT INFORMATION (Continued)

Selected information regarding the Company’s segments is as follows:

	Three months ended September 30, 2015
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Segment operating income
	(millions)
Willis GB	$139	$2	$—	$141	$7	$24
Willis Capital, Wholesale and Reinsurance	183	—	1	184	13	9
Willis North America	308	1	—	309	17	34
Willis International	211	1	—	212	9	(12)
Total Segments	841	4	1	846	46	55
Corporate and Other (i)	—	—		—	2	(28)
Total Consolidated	$841	$4	$1	$846	$48	$27

	Three months ended September 30, 2014
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Segment operating income
	(millions)
Willis GB	$148	$1	$—	$149	$7	$21
Willis Capital, Wholesale and Reinsurance	144	1	—	145	4	9
Willis North America	321	1	—	322	17	45
Willis International	195	1	—	196	6	(10)
Total Segments	808	4	—	812	34	65
Corporate and Other (i)	—	—	—	—	2	(31)
Total Consolidated	$808	$4	$—	$812	$36	$34
________________________________

(i)	See the following table for an analysis of ‘Corporate and Other’.

	Three months ended September 30,
	2015	2014
	(millions)
Costs of the holding company	$(2)	$—
Merger and acquisition costs	(10)	—
Costs related to Group functions, leadership and projects	(40)	(41)
Non-servicing elements of defined benefit pensions	29	13
Operational Improvement Program (a)	(5)	(3)
Total Corporate and Other	$(28)	$(31)
___________________________

(a)	Restructuring costs relating to the Operational Improvement Program. See Note 3 — 'Restructuring Costs', above.

Willis Group Holdings plc

18. SEGMENT INFORMATION (Continued)

	Nine months ended September 30, 2015
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Segment operating income
	(millions)
Willis GB	$451	$4	$—	$455	$19	$84
Willis Capital, Wholesale and Reinsurance	669	2	1	672	21	198
Willis North America	978	1	5	984	49	144
Willis International	741	3	—	744	28	77
Total Segments	2,839	10	6	2,855	117	503
Corporate and Other (i)	—	—	—	—	6	(78)
Total Consolidated	$2,839	$10	$6	$2,855	$123	$425

	Nine months ended September 30, 2014
	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Segment operating income
	(millions)
Willis GB	$485	$4	$3	$492	$22	$100
Willis Capital, Wholesale and Reinsurance	639	3	—	642	9	240
Willis North America	998	1	1	1,000	53	175
Willis International	706	4	—	710	18	97
Total Segments	2,828	12	4	2,844	102	612
Corporate and Other (i)	—	—	—	—	6	(104)
Total Consolidated	$2,828	$12	$4	$2,844	$108	$508
___________________________

(i)	See the following table for an analysis of ‘Corporate and Other’.

	Nine months ended September 30,
	2015	2014
	(millions)
Costs of the holding company	$(6)	$(7)
Merger and acquisition costs	(13)	—
Costs related to Group functions, leadership and projects	(120)	(127)
Non-servicing elements of defined benefit pensions	82	40
Operational Improvement Program (a)	(21)	(5)
Other	—	(5)
Total Corporate and Other	$(78)	$(104)
___________________________

(a)	Restructuring charge relating to the Operational Improvement Program. See Note 3 — 'Restructuring Costs', above.

Notes to the financial statements
 (Unaudited)
18. SEGMENT INFORMATION (Continued)

The following table reconciles total consolidated operating income, as disclosed in the segment tables above, to consolidated income before income taxes and interest in earnings of associates:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(millions)
Total consolidated operating income	$27	$34	$425	$508
Other income (expense), net	9	(9)	26	(12)
Interest expense	(35)	(34)	(103)	(101)
Income (loss) before income taxes and interest in earnings of associates	$1	$(9)	$348	$395

19.    TOWERS WATSON MERGER

On June 30, 2015, the Company announced jointly with Towers Watson the signing of a definitive merger agreement, dated as of June 29, 2015, under which the companies will combine in an all-stock merger of equals. Based on the closing prices of Willis ordinary shares and Towers Watson common stock on June 29, 2015, the implied equity value of the transaction is approximately $18 billion. The transaction has been unanimously approved by the Board of Directors of each company and is currently expected to close by December 31, 2015 subject to customary closing conditions, including regulatory approvals, and approval by Willis shareholders and Towers Watson stockholders.

20.    SUBSEQUENT EVENTS

On October 1, 2015, the Company announced it is selling a 16.9% interest in Miller to BB&T Corporation, a top 5 US insurance intermediary. This reduces Willis’ interest in Miller from 85% to 68.1%.

On October 6, 2015, the Company acquired PMI Health Group, a UK-based independent broker that provides employee healthcare and risk management services.

Willis Group Holdings plc

21.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
Willis North America had $148 million senior notes outstanding that were issued on July 1, 2005 that were subsequently repaid on July 1, 2015 and has $394 million of senior notes outstanding issued on March 28, 2007 and $187 million of senior notes issued on September 29, 2009.
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
The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as of September 30, 2015 of Willis Group Holdings, the Other Guarantors and the Issuer.
The entities included in the Other Guarantors column as of September 30, 2015 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited, and Willis Group Limited.

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Three months ended September 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$6	$835	$—	$841
Investment income	—	1	—	3	—	4
Other income	—	—	—	1	—	1
Total revenues	—	1	6	839	—	846
EXPENSES
Salaries and benefits	—	(1)	(18)	(551)	—	(570)
Other operating expenses	(2)	(24)	(13)	(138)	—	(177)
Depreciation expense	—	(1)	(4)	(20)	—	(25)
Amortization of intangible assets	—	—	—	(23)	—	(23)
Restructuring costs	—	(3)	—	(21)		(24)
Total expenses	(2)	(29)	(35)	(753)	—	(819)
OPERATING (LOSS) INCOME	(2)	(28)	(29)	86	—	27
Other income (expense), net	—	2	—	8	(1)	9
Income from group undertakings	—	58	66	33	(157)	—
Expenses due to group undertakings	—	(8)	(53)	(96)	157	—
Interest expense	(11)	(10)	(9)	(5)	—	(35)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(13)	14	(25)	26	(1)	1
Income tax benefit	—	4	8	100	—	112
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(13)	18	(17)	126	(1)	113
Interest in earnings of associates, net of tax	—	3	—	—	—	3
Equity account for subsidiaries	130	112	106	—	(348)	—
NET INCOME	117	133	89	126	(349)	116
Less: Net loss attributable to noncontrolling interests	—	—	—	1	—	1
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$117	$133	$89	$127	$(349)	$117

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$35	$51	$92	$54	$(202)	$30
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	5	—	5
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$35	$51	$92	$59	$(202)	$35

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Three months ended September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$2	$806	$—	$808
Investment income	—	—	—	4	—	4
Total revenues	—	—	2	810	—	812
EXPENSES
Salaries and benefits	—	—	(23)	(546)	—	(569)
Other operating expenses	(4)	(19)	(12)	(121)	—	(156)
Depreciation expense	—	(1)	(4)	(18)	—	(23)
Amortization of intangible assets	—	—	—	(13)	—	(13)
Restructuring costs	—	—	(2)	(15)	—	(17)
Total expenses	(4)	(20)	(41)	(713)	—	(778)
OPERATING (LOSS) INCOME	(4)	(20)	(39)	97	—	34
Other (expense) income, net	(10)	5	—	(4)	—	(9)
Income from group undertakings	—	52	61	23	(136)	—
Expenses due to group undertakings	—	(9)	(43)	(84)	136	—
Interest expense	(11)	(8)	(11)	(4)	—	(34)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(25)	20	(32)	28	—	(9)
Income tax benefit (expense)	—	4	11	(17)	—	(2)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(25)	24	(21)	11	—	(11)
Interest in earnings of associates, net of tax	—	3	—	—	—	3
Equity account for subsidiaries	18	(10)	—	—	(8)	—
NET (LOSS) INCOME	(7)	17	(21)	11	(8)	(8)
Less: Net loss attributable to noncontrolling interests	—	—	—	1	—	1
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(7)	$17	$(21)	$12	$(8)	$(7)

Willis Group Holdings plc

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

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$10	$2,829	$—	$2,839
Investment income	—	1	—	9	—	10
Other income	—	—	—	6	—	6
Total revenues	—	1	10	2,844	—	2,855
EXPENSES
Salaries and benefits	(1)	(1)	(60)	(1,636)	—	(1,698)
Other operating expenses	(11)	(79)	(24)	(402)	—	(516)
Depreciation expense	—	(4)	(12)	(54)	—	(70)
Amortization of intangible assets	—	—	—	(53)	—	(53)
Restructuring costs	—	(17)	(13)	(63)	—	(93)
Total expenses	(12)	(101)	(109)	(2,208)	—	(2,430)
OPERATING (LOSS) INCOME	(12)	(100)	(99)	636	—	425
Other (expense) income, net	(8)	2	—	32	—	26
Income from group undertakings	—	168	178	82	(428)	—
Expenses due to group undertakings	—	(23)	(142)	(263)	428	—
Interest expense	(32)	(28)	(31)	(12)	—	(103)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(52)	19	(94)	475	—	348
Income tax benefit (expense)	—	21	30	(14)	—	37
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(52)	40	(64)	461	—	385
Interest in earnings of associates, net of tax	—	7	—	10	—	17
Equity account for subsidiaries	449	398	202	—	(1,049)	—
NET INCOME	397	445	138	471	(1,049)	402
Less: Net income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$397	$445	$138	$466	$(1,049)	$397

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$509	$559	$147	$600	$(1,308)	$507
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	2	—	2
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$509	$559	$147	$602	$(1,308)	$509

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$—	$6	$2,822	$—	$2,828
Investment income	—	—	—	12	—	12
Other income	—	—	—	4	—	4
Total revenues	—	—	6	2,838	—	2,844
EXPENSES
Salaries and benefits	(1)	—	(59)	(1,654)	—	(1,714)
Other operating expenses	(13)	(63)	(48)	(370)	—	(494)
Depreciation expense	—	(3)	(13)	(54)	—	(70)
Amortization of intangible assets	—	—	—	(38)	—	(38)
Restructuring costs	—	(2)	(2)	(16)	—	(20)
Total expenses	(14)	(68)	(122)	(2,132)	—	(2,336)
OPERATING (LOSS) INCOME	(14)	(68)	(116)	706	—	508
Other (expense) income, net	(11)	(223)	—	(8)	230	(12)
Income from group undertakings	—	168	189	77	(434)	—
Expenses due to group undertakings	—	(25)	(135)	(274)	434	—
Interest expense	(32)	(26)	(34)	(9)	—	(101)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(57)	(174)	(96)	492	230	395
Income tax benefit (expense)	—	15	29	(168)	—	(124)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(57)	(159)	(67)	324	230	271
Interest in earnings of associates, net of tax	—	8	—	11	—	19
Equity account for subsidiaries	343	487	118	—	(948)	—
NET INCOME	286	336	51	335	(718)	290
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$286	$336	$51	$331	$(718)	$286

Willis Group Holdings plc

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

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Balance Sheet

	As of September 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$3	$—	$462	$—	$466
Accounts receivable, net	—	—	6	1,094	—	1,100
Fiduciary assets	—	—	—	10,509	—	10,509
Deferred tax assets	—	—	—	19	—	19
Other current assets	2	49	33	192	(36)	240
Amounts due from group undertakings	3,493	1,191	823	1,366	(6,873)	—
Total current assets	3,496	1,243	862	13,642	(6,909)	12,334
NON-CURRENT ASSETS
Investments in subsidiaries	—	3,371	935	—	(4,306)	—
Fixed assets, net	—	20	36	475	—	531
Goodwill	—	—	—	3,150	—	3,150
Other intangible assets, net	—	—	—	665	—	665
Investments in associates	—	142	—	29	—	171
Deferred tax assets	—	—	—	51	—	51
Pension benefits asset	—	—	—	700	—	700
Other non-current assets	2	7	2	200	—	211
Non-current amounts due from group undertakings	—	518	778	—	(1,296)	—
Total non-current assets	2	4,058	1,751	5,270	(5,602)	5,479
TOTAL ASSETS	$3,498	$5,301	$2,613	$18,912	$(12,511)	$17,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$10,509	$—	$10,509
Deferred revenue and accrued expenses	1	5	28	486	—	520
Income taxes payable	—	—	—	57	(36)	21
Current portion of long-term debt	300	22	—	1	—	323
Deferred tax liabilities	—	—	—	20	—	20
Other current liabilities	61	6	12	409	—	488
Amounts due to group undertakings	—	4,488	1,583	802	(6,873)	—
Total current liabilities	362	4,521	1,623	12,284	(6,909)	11,881

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Balance Sheet (continued)

	As of September 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NON-CURRENT LIABILITIES
Investments in subsidiaries	246	—	—	—	(246)	—
Long-term debt	497	1,170	581	—	—	2,248
Liabilities for pension benefits	—	—	—	285	—	285
Deferred tax liabilities	—	—	—	160	—	160
Provisions for liabilities	—	—	—	199	—	199
Other non-current liabilities	—	—	16	486	—	502
Non-current amounts due to group undertakings	—	—	518	778	(1,296)	—
Total non-current liabilities	743	1,170	1,115	1,908	(1,542)	3,394
TOTAL LIABILITIES	$1,105	$5,691	$2,738	$14,192	$(8,451)	$15,275

REDEEMABLE NONCONTROLLING INTEREST	—	—	—	52	—	52

EQUITY
Total Willis Group Holdings stockholders’ equity	2,393	(390)	(125)	4,575	(4,060)	2,393
Noncontrolling interests	—	—	—	93	—	93
Total equity	2,393	(390)	(125)	4,668	(4,060)	2,486
TOTAL LIABILITIES AND EQUITY	$3,498	$5,301	$2,613	$18,912	$(12,511)	$17,813

Notes to the financial statements
 (Unaudited)
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

Notes to the financial statements
 (Unaudited)
21. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(16)	$96	$5	$28	$—	$113
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	11	—	11
Additions to fixed assets	—	(5)	(6)	(89)	—	(100)
Additions to intangible assets	—	—	—	(11)	—	(11)
Acquisitions of operations, net of cash acquired	—	—	—	(293)	—	(293)
Proceeds from disposal of operations, net of cash disposed	—	—	—	45	—	45
Proceeds from intercompany investing activities	160	49	82	149	(440)	—
Repayments of intercompany investing activities	—	(268)	—	(269)	537	—
Intercompany investing in subsidiaries	—	(274)	—	—	274	—
Net cash provided by (used in) investing activities	160	(498)	76	(457)	371	(348)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from draw down of revolving credit facility	—	420	—	—	—	420
Debt issuance costs	—	—	—	(1)	—	(1)
Repayments of debt	—	(11)	(148)	—	—	(159)
Repurchase of shares	(82)	—	—	—	—	(82)
Proceeds from issue of shares	95	—	—	274	(274)	95
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(165)	—	—	—	—	(165)
Acquisition of noncontrolling interests	—	—	—	(5)	—	(5)
Dividends paid to noncontrolling interests	—	—	—	(14)	—	(14)
Proceeds from intercompany financing activities	—	202	67	268	(537)	—
Repayments of intercompany financing activities	—	(208)	—	(232)	440	—
Net cash (used in) provided by financing activities	(152)	403	(81)	295	(371)	94
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8)	1	—	(134)	—	(141)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(28)	—	(28)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	—	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$3	$—	$462	$—	$466

Willis Group Holdings plc

21. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(39)	$264	$96	$209	$(249)	$281
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	1	4	(1)	4
Additions to fixed assets	—	(7)	(8)	(67)	1	(81)
Additions to intangible assets	—	—	—	(3)	—	(3)
Acquisitions of subsidiaries, net of cash acquired	—	—	—	(47)	—	(47)
Payments to acquire other investments	—	—	—	(8)	—	(8)
Proceeds from sale of operations, net of cash disposed	—	—	—	18	—	18
Proceeds from intercompany investing activities	291	—	120	347	(758)	—
Repayments of intercompany investing activities	—	(94)	—	(58)	152	—
Net cash provided by (used in) investing activities	291	(101)	113	186	(606)	(117)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(3)	—	(3)
Repayments of debt	—	(11)	—	—	—	(11)
Repurchase of shares	(200)	—	—	—	—	(200)
Proceeds from issue of shares	106	—	—	—	—	106
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(157)	—	—	(249)	249	(157)
Acquisition of noncontrolling interests	—	(4)	—	—	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(16)	—	(16)
Proceeds from intercompany financing activities	—	58	—	94	(152)	—
Repayments of intercompany financing activities	—	(207)	(209)	(342)	758	—
Net cash used in financing activities	(251)	(164)	(209)	(514)	855	(283)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(1)	—	(119)	—	(119)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(21)	—	(21)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	3	—	790	—	796
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4	$2	$—	$650	$—	$656

Notes to the financial statements
 (Unaudited)

22.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
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
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by Willis North America (the ‘Willis North America Debt Securities’) (and for which unaudited condensed consolidating financial information is presented in Note 21) in that Willis Group Holdings is the Parent Issuer and Willis North America is a subsidiary guarantor.
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
The equity method has been used for investments in subsidiaries in the unaudited condensed consolidating balance sheets as of September 30, 2015 of Willis Group Holdings and the Guarantors.
The entities included in the Guarantors column as of September 30, 2015 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited, Willis Group Limited, and Willis North America.

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Three months ended September 30, 2015
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$6	$835	$—	$841
Investment income	—	1	3	—	4
Other income	—	—	1	—	1
Total revenues	—	7	839	—	846
EXPENSES
Salaries and benefits	—	(19)	(551)	—	(570)
Other operating expenses	(2)	(37)	(138)	—	(177)
Depreciation expense	—	(5)	(20)	—	(25)
Amortization of intangible assets	—	—	(23)	—	(23)
Restructuring costs	—	(3)	(21)	—	(24)
Total expenses	(2)	(64)	(753)	—	(819)
OPERATING (LOSS) INCOME	(2)	(57)	86	—	27
Other income (expense), net	—	2	8	(1)	9
Income from group undertakings	—	97	33	(130)	—
Expenses due to group undertakings	—	(34)	(96)	130	—
Interest expense	(11)	(19)	(5)	—	(35)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(13)	(11)	26	(1)	1
Income tax benefit	—	12	100	—	112
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(13)	1	126	(1)	113
Interest in earnings of associates, net of tax	—	3	—	—	3
Equity account for subsidiaries	130	129	—	(259)	—
NET INCOME	117	133	126	(260)	116
Less: Net loss attributable to noncontrolling interests	—	—	1	—	1
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$117	$133	$127	$(260)	$117

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

 Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2015
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$35	$51	$54	$(110)	$30
Less: comprehensive loss attributable to noncontrolling interests	—	—	5	—	5
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$35	$51	$59	$(110)	$35

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Three months ended September 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$2	$806	$—	$808
Investment income	—	—	4	—	4
Total revenues	—	2	810	—	812
EXPENSES
Salaries and benefits	—	(23)	(546)	—	(569)
Other operating expenses	(4)	(31)	(121)	—	(156)
Depreciation expense	—	(5)	(18)	—	(23)
Amortization of intangible assets	—	—	(13)	—	(13)
Restructuring costs	—	(2)	(15)	—	(17)
Total expenses	(4)	(61)	(713)	—	(778)
OPERATING (LOSS) INCOME	(4)	(59)	97	—	34
Other (expense) income, net	(10)	5	(4)	—	(9)
Income from group undertakings	—	86	23	(109)	—
Expenses due to group undertakings	—	(25)	(84)	109	—
Interest expense	(11)	(19)	(4)	—	(34)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(25)	(12)	28	—	(9)
Income tax benefit (expense)	—	15	(17)	—	(2)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(25)	3	11	—	(11)
Interest in earnings of associates, net of tax	—	3	—	—	3
Equity account for subsidiaries	18	11	—	(29)	—
NET (LOSS) INCOME	(7)	17	11	(29)	(8)
Less: Net loss attributable to noncontrolling interests	—	—	1	—	1
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(7)	$17	$12	$(29)	$(7)

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$(82)	$(55)	$(41)	$94	$(84)
Less: comprehensive loss attributable to noncontrolling interests	—	—	2	—	2
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(82)	$(55)	$(39)	$94	$(82)

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2015
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$10	$2,829	$—	$2,839
Investment income	—	1	9	—	10
Other income	—	—	6	—	6
Total revenues	—	11	2,844	—	2,855
EXPENSES
Salaries and benefits	(1)	(61)	(1,636)	—	(1,698)
Other operating expenses	(11)	(103)	(402)	—	(516)
Depreciation expense	—	(16)	(54)	—	(70)
Amortization of intangible assets	—	—	(53)	—	(53)
Restructuring costs	—	(30)	(63)	—	(93)
Total expenses	(12)	(210)	(2,208)	—	(2,430)
OPERATING (LOSS) INCOME	(12)	(199)	636	—	425
Other (expense) income, net	(8)	2	32	—	26
Income from group undertakings	—	264	82	(346)	—
Expenses due to group undertakings	—	(83)	(263)	346	—
Interest expense	(32)	(59)	(12)	—	(103)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(52)	(75)	475	—	348
Income tax benefit (expense)	—	51	(14)	—	37
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(52)	(24)	461	—	385
Interest in earnings of associates, net of tax	—	7	10	—	17
Equity account for subsidiaries	449	462	—	(911)	—
NET INCOME	397	445	471	(911)	402
Less: Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$397	$445	$466	$(911)	$397

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2015
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$509	$559	$600	$(1,161)	$507
Less: comprehensive loss attributable to noncontrolling interests	—	—	2	—	2
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$509	$559	$602	$(1,161)	$509

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2014
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$6	$2,822	$—	$2,828
Investment income	—	—	12	—	12
Other income	—	—	4	—	4
Total revenues	—	6	2,838	—	2,844
EXPENSES
Salaries and benefits	(1)	(59)	(1,654)	—	(1,714)
Other operating expenses	(13)	(111)	(370)	—	(494)
Depreciation expense	—	(16)	(54)	—	(70)
Amortization of intangible assets	—	—	(38)	—	(38)
Restructuring costs	—	(4)	(16)	—	(20)
Total expenses	(14)	(190)	(2,132)	—	(2,336)
OPERATING (LOSS) INCOME	(14)	(184)	706	—	508
Other (expense) income, net	(11)	(223)	(8)	230	(12)
Income from group undertakings	—	275	77	(352)	—
Expenses due to group undertakings	—	(78)	(274)	352	—
Interest expense	(32)	(60)	(9)	—	(101)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(57)	(270)	492	230	395
Income tax benefit (expense)	—	44	(168)	—	(124)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(57)	(226)	324	230	271
Interest in earnings of associates, net of tax	—	8	11	—	19
Equity account for subsidiaries	343	554	—	(897)	—
NET INCOME	286	336	335	(667)	290
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$286	$336	$331	$(667)	$286

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Balance Sheet

	As of September 30, 2015
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$3	$462	$—	$466
Accounts receivable, net	—	6	1,094	—	1,100
Fiduciary assets	—	—	10,509	—	10,509
Deferred tax assets	—	—	19	—	19
Other current assets	2	82	192	(36)	240
Amounts due from group undertakings	3,493	752	1,366	(5,611)	—
Total current assets	3,496	843	13,642	(5,647)	12,334
NON-CURRENT ASSETS
Investments in subsidiaries	—	4,431	—	(4,431)	—
Fixed assets, net	—	56	475	—	531
Goodwill	—	—	3,150	—	3,150
Other intangible assets, net	—	—	665	—	665
Investments in associates	—	142	29	—	171
Deferred tax assets	—	—	51	—	51
Pension benefits asset	—	—	700	—	700
Other non-current assets	2	9	200	—	211
Non-current amounts due from group undertakings	—	778	—	(778)	—
Total non-current assets	2	5,416	5,270	(5,209)	5,479
TOTAL ASSETS	$3,498	$6,259	$18,912	$(10,856)	$17,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$10,509	$—	$10,509
Deferred revenue and accrued expenses	1	33	486	—	520
Income taxes payable	—	—	57	(36)	21
Current portion of long-term debt	300	22	1	—	323
Deferred tax liabilities	—	—	20	—	20
Other current liabilities	61	18	409	—	488
Amounts due to group undertakings	—	4,809	802	(5,611)	—
Total current liabilities	362	4,882	12,284	(5,647)	11,881

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Balance Sheet (continued)

	As of September 30, 2015
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NON-CURRENT LIABILITIES
Investments in subsidiaries	246	—	—	(246)	—
Long-term debt	497	1,751	—	—	2,248
Liabilities for pension benefits	—	—	285	—	285
Deferred tax liabilities	—	—	160	—	160
Provisions for liabilities	—	—	199	—	199
Other non-current liabilities	—	16	486	—	502
Non-current amounts due to group undertakings	—	—	778	(778)	—
Total non-current liabilities	743	1,767	1,908	(1,024)	3,394
TOTAL LIABILITIES	$1,105	$6,649	$14,192	$(6,671)	$15,275

REDEEMABLE NONCONTROLLING INTEREST	—	—	52	—	52

EQUITY
Total Willis Group Holdings stockholders’ equity	2,393	(390)	4,575	(4,185)	2,393
Noncontrolling interests	—	—	93	—	93
Total equity	2,393	(390)	4,668	(4,185)	2,486
TOTAL LIABILITIES AND EQUITY	$3,498	$6,259	$18,912	$(10,856)	$17,813

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Willis Group Holdings plc

22. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2015
	Willis Group Holdings - the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(16)	$101	$28	$—	$113
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	11	—	11
Additions to fixed assets	—	(11)	(89)	—	(100)
Additions to intangible assets	—	—	(11)	—	(11)
Acquisitions of operations, net of cash acquired	—	—	(293)	—	(293)
Proceeds from disposal of operations, net of cash disposed	—	—	45	—	45
Proceeds from intercompany investing activities	160	131	149	(440)	—
Repayments of intercompany investing activities	—	(268)	(269)	537	—
Intercompany investing in subsidiaries	—	(274)	—	274	—
Net cash provided by (used in) investing activities	160	(422)	(457)	371	(348)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from draw down of revolving credit facility	—	420	—	—	420
Debt issuance costs	—	—	(1)	—	(1)
Repayments of debt	—	(159)	—	—	(159)
Repurchase of shares	(82)	—	—	—	(82)
Proceeds from issue of shares	95	—	274	(274)	95
Excess tax benefits from share-based payment arrangement	—	—	5	—	5
Dividends paid	(165)	—	—	—	(165)
Acquisition of noncontrolling interests	—	—	(5)	—	(5)
Dividends paid to noncontrolling interests	—	—	(14)	—	(14)
Proceeds from intercompany financing activities	—	269	268	(537)	—
Repayments of intercompany financing activities	—	(208)	(232)	440	—
Net cash (used in) provided by financing activities	(152)	322	295	(371)	94
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8)	1	(134)	—	(141)
Effect of exchange rate changes on cash and cash equivalents	—	—	(28)	—	(28)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$3	$462	$—	$466

Notes to the financial statements
 (Unaudited)
22. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

(v)Consolidating adjustments; and

(vi)the Consolidated Company.
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets as of September 30, 2015 of Willis Group Holdings, the Other Guarantors, and the Issuer.
The entities included in the Other Guarantors column as of September 30, 2015 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, Willis North America, TA I Limited, and Willis Group Limited.

Notes to the financial statements
 (Unaudited)
23. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Three months ended September 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$6	$—	$835	$—	$841
Investment income	—	1	—	3	—	4
Other income	—	—	—	1	—	1
Total revenues	—	7	—	839	—	846
EXPENSES
Salaries and benefits	—	(19)	—	(551)	—	(570)
Other operating expenses	(2)	(37)	—	(138)	—	(177)
Depreciation expense	—	(5)	—	(20)	—	(25)
Amortization of intangible assets	—	—	—	(23)	—	(23)
Restructuring costs	—	(3)	—	(21)	—	(24)
Total expenses	(2)	(64)	—	(753)	—	(819)
OPERATING (LOSS) INCOME	(2)	(57)	—	86	—	27
Other income (expense), net	—	2	—	8	(1)	9
Income from group undertakings	—	96	24	33	(153)	—
Expenses due to group undertakings	—	(58)	1	(96)	153	—
Interest expense	(11)	(9)	(10)	(5)	—	(35)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(13)	(26)	15	26	(1)	1
Income tax benefit (expense)	—	14	(2)	100	—	112
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(13)	(12)	13	126	(1)	113
Interest in earnings of associates, net of tax	—	3	—	—	—	3
Equity account for subsidiaries	130	142	114	—	(386)	—
NET INCOME	117	133	127	126	(387)	116
Less: Net loss attributable to noncontrolling interests	—	—	—	1	—	1
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$117	$133	$127	$127	$(387)	$117

Willis Group Holdings plc

23. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$35	$51	$48	$54	$(158)	$30
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	5	—	5
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$35	$51	$48	$59	$(158)	$35

Notes to the financial statements
 (Unaudited)
23. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Three months ended September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$2	$—	$806	$—	$808
Investment income	—	—	—	4	—	4
Total revenues	—	2	—	810	—	812
EXPENSES
Salaries and benefits	—	(23)	—	(546)	—	(569)
Other operating expenses	(4)	(31)	—	(121)	—	(156)
Depreciation expense	—	(5)	—	(18)	—	(23)
Amortization of intangible assets	—	—	—	(13)	—	(13)
Restructuring costs	—	(2)	—	(15)	—	(17)
Total expenses	(4)	(61)	—	(713)	—	(778)
OPERATING (LOSS) INCOME	(4)	(59)	—	97	—	34
Other (expense) income, net	(10)	5	—	(4)	—	(9)
Income from group undertakings	—	90	24	23	(137)	—
Expenses due to group undertakings	—	(45)	(8)	(84)	137	—
Interest expense	(11)	(10)	(9)	(4)	—	(34)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(25)	(19)	7	28	—	(9)
Income tax benefit (expense)	—	16	(1)	(17)	—	(2)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(25)	(3)	6	11	—	(11)
Interest in earnings of associates, net of tax	—	3	—	—	—	3
Equity account for subsidiaries	18	17	(4)	—	(31)	—
NET (LOSS) INCOME	(7)	17	2	11	(31)	(8)
Less: Net loss attributable to noncontrolling interests	—	—	—	1	—	1
NET (LOSS) INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(7)	$17	$2	$12	$(31)	$(7)

Willis Group Holdings plc

23. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$(82)	$(55)	$(58)	$(41)	$152	$(84)
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	2	—	2
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$(82)	$(55)	$(58)	$(39)	$152	$(82)

Notes to the financial statements
 (Unaudited)
23. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$10	$—	$2,829	$—	$2,839
Investment income	—	1	—	9	—	10
Other income	—	—	—	6	—	6
Total revenues	—	11	—	2,844	—	2,855
EXPENSES
Salaries and benefits	(1)	(61)	—	(1,636)	—	(1,698)
Other operating expenses	(11)	(103)	—	(402)	—	(516)
Depreciation expense	—	(16)	—	(54)	—	(70)
Amortization of intangible assets	—	—	—	(53)	—	(53)
Restructuring costs	—	(30)	—	(63)	—	(93)
Total expenses	(12)	(210)	—	(2,208)	—	(2,430)
OPERATING (LOSS) INCOME	(12)	(199)	—	636	—	425
Other (expense) income, net	(8)	2	—	32	—	26
Income from group undertakings	—	276	69	82	(427)	—
Expenses due to group undertakings	—	(151)	(13)	(263)	427	—
Interest expense	(32)	(30)	(29)	(12)	—	(103)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(52)	(102)	27	475	—	348
Income tax benefit (expense)	—	56	(5)	(14)	—	37
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(52)	(46)	22	461	—	385
Interest in earnings of associates, net of tax	—	7	—	10	—	17
Equity account for subsidiaries	449	484	375	—	(1,308)	—
NET INCOME	397	445	397	471	(1,308)	402
Less: Net income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$397	$445	$397	$466	$(1,308)	$397

Willis Group Holdings plc

23. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)

Comprehensive income	$509	$559	$522	$600	$(1,683)	$507
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	2	—	2
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$509	$559	$522	$602	$(1,683)	$509

Notes to the financial statements
 (Unaudited)
23. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2014
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$6	$—	$2,822	$—	$2,828
Investment income	—	—	—	12	—	12
Other income	—	—	—	4	—	4
Total revenues	—	6	—	2,838	—	2,844
EXPENSES
Salaries and benefits	(1)	(59)	—	(1,654)	—	(1,714)
Other operating expenses	(13)	(111)	—	(370)	—	(494)
Depreciation expense	—	(16)	—	(54)	—	(70)
Amortization of intangible assets	—	—	—	(38)	—	(38)
Restructuring costs	—	(4)	—	(16)	—	(20)
Total expenses	(14)	(190)	—	(2,132)	—	(2,336)
OPERATING (LOSS) INCOME	(14)	(184)	—	706	—	508
Other (expense) income, net	(11)	(223)	—	(8)	230	(12)
Income from group undertakings	—	293	69	77	(439)	—
Expenses due to group undertakings	—	(143)	(22)	(274)	439	—
Interest expense	(32)	(33)	(27)	(9)	—	(101)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(57)	(290)	20	492	230	395
Income tax benefit (expense)	—	48	(4)	(168)	—	(124)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(57)	(242)	16	324	230	271
Interest in earnings of associates, net of tax	—	8	—	11	—	19
Equity account for subsidiaries	343	570	253	—	(1,166)	—
NET INCOME	286	336	269	335	(936)	290
Less: Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$286	$336	$269	$331	$(936)	$286

Willis Group Holdings plc

23. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Notes to the financial statements
 (Unaudited)
23. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Balance Sheet

	As of September 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$3	$—	$462	$—	$466
Accounts receivable, net	—	6	—	1,094	—	1,100
Fiduciary assets	—	—	—	10,509	—	10,509
Deferred tax assets	—	—	—	19	—	19
Other current assets	2	91	2	192	(47)	240
Amounts due from group undertakings	3,493	903	1,075	1,366	(6,837)	—
Total current assets	3,496	1,003	1,077	13,642	(6,884)	12,334
NON-CURRENT ASSETS
Investments in subsidiaries	—	4,404	3,116	—	(7,520)	—
Fixed assets, net	—	56	—	475	—	531
Goodwill	—	—	—	3,150	—	3,150
Other intangible assets, net	—	—	—	665	—	665
Investments in associates	—	142	—	29	—	171
Deferred tax assets	—	—	—	51	—	51
Pension benefits asset	—	—	—	700	—	700
Other non-current assets	2	2	7	200	—	211
Non-current amounts due from group undertakings	—	778	518	—	(1,296)	—
Total non-current assets	2	5,382	3,641	5,270	(8,816)	5,479
TOTAL ASSETS	$3,498	$6,385	$4,718	$18,912	$(15,700)	$17,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$10,509	$—	$10,509
Deferred revenue and accrued expenses	1	33	—	486	—	520
Income taxes payable	—	—	11	57	(47)	21
Current portion of long-term debt	300	—	22	1	—	323
Deferred tax liabilities	—	—	—	20	—	20
Other current liabilities	61	14	4	409	—	488
Amounts due to group undertakings	—	5,613	422	802	(6,837)	—
Total current liabilities	362	5,660	459	12,284	(6,884)	11,881

Willis Group Holdings plc

23. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Balance Sheet (continued)

	As of September 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NON-CURRENT LIABILITIES
Investments in subsidiaries	246	—	—	—	(246)	—
Long-term debt	497	581	1,170	—	—	2,248
Liabilities for pension benefits	—	—	—	285	—	285
Deferred tax liabilities	—	—	—	160	—	160
Provisions for liabilities	—	—	—	199	—	199
Other non-current liabilities	—	16	—	486	—	502
Non-current amounts due to group undertakings	—	518	—	778	(1,296)	—
Total non-current liabilities	743	1,115	1,170	1,908	(1,542)	3,394
TOTAL LIABILITIES	$1,105	$6,775	$1,629	$14,192	$(8,426)	$15,275

REDEEMABLE NONCONTROLLING INTEREST	—	—	—	52	—	52

EQUITY
Total Willis Group Holdings stockholders’ equity	2,393	(390)	3,089	4,575	(7,274)	2,393
Noncontrolling interests	—	—	—	93	—	93
Total equity	2,393	(390)	3,089	4,668	(7,274)	2,486
TOTAL LIABILITIES AND EQUITY	$3,498	$6,385	$4,718	$18,912	$(15,700)	$17,813

Notes to the financial statements
 (Unaudited)
23. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Willis Group Holdings plc

23. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

Notes to the financial statements
 (Unaudited)
23. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Unaudited Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2015
	Willis Group Holdings	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(16)	$93	$8	$28	$—	$113
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	11	—	11
Additions to fixed assets	—	(11)	—	(89)	—	(100)
Additions to intangible assets	—	—	—	(11)	—	(11)
Acquisitions of operations, net of cash acquired	—	—	—	(293)	—	(293)
Proceeds from disposal of operations, net of cash disposed	—	—	—	45	—	45
Proceeds from intercompany investing activities	160	131	—	149	(440)	—
Repayments of intercompany investing activities	—	—	(268)	(269)	537	—
Intercompany investing in subsidiaries	—	(274)	—	—	274	—
Net cash provided by (used in) investing activities	160	(154)	(268)	(457)	371	(348)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from draw down of revolving credit facility	—	—	420	—	—	420
Debt issuance costs	—	—	—	(1)	—	(1)
Repayments of debt	—	(148)	(11)	—	—	(159)
Repurchase of shares	(82)	—	—	—	—	(82)
Proceeds from issue of shares	95	—	—	274	(274)	95
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(165)	—	—	—	—	(165)
Acquisition of noncontrolling interests	—	—	—	(5)	—	(5)
Dividends paid to noncontrolling interests	—	—	—	(14)	—	(14)
Proceeds from intercompany financing activities	—	269	—	268	(537)	—
Repayments of intercompany financing activities	—	(59)	(149)	(232)	440	—
Net cash (used in) provided by financing activities	(152)	62	260	295	(371)	94
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8)	1	—	(134)	—	(141)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(28)	—	(28)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	—	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1	$3	$—	$462	$—	$466

Willis Group Holdings plc

23. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

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

EXECUTIVE SUMMARY
Business Overview
We provide a broad range of insurance broking, risk management and consulting services to our clients worldwide and organize our business into four segments: Willis GB; Willis Capital, Wholesale & Reinsurance ('Willis CWR'); Willis North America; and Willis International.
Willis GB business provides specialist brokerage and consulting services to both clients based in Great Britain and those worldwide requiring access to the London insurance market arising from specific industries, activities, and risks. This segment includes the following business units: Property & Casualty; Financial Lines; Transport; and Retail Networks.
Willis CWR includes: Willis Re; Willis Capital Markets & Advisory; Willis' wholesale business; and Willis Portfolio and Underwriting Services.
Willis North America and Willis International comprise our retail and specialty operations, outside of Great Britain, and provide services to small, medium and large corporations. Included in our retail operations is the Human Capital and Benefits practice, our largest product-based practice group, which provides health, welfare and human resources consulting, and brokerage services.
In our capacity as advisor and insurance broker, we act as an intermediary between our clients and insurance carriers by advising our clients on their risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance with insurance carriers through our global distribution network.
Market Conditions
Due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission revenues may vary widely between accounting periods. A period of low or declining premium rates, generally known as a ‘soft’ or ‘softening’ market, generally leads to downward pressure on commission revenues and can have a material adverse impact on our commission revenues and operating margin. A ‘hard’ or ‘firming’ market, during which premium rates rise, generally has a favorable impact on our commission revenues and operating margin. Rates, however, vary by geography, industry and client segment. As a result, and due to the global and diverse nature of our business, we view rates in the aggregate.
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

Willis Group Holdings plc

results for traditional reinsurers exacerbated the growing supply of capital from third-party investors. In addition, for primary insurance companies, the ability to recognize primary rate increases may be coming to an end and, consequently, rate flattening and even rate reductions are seen in many territories on primary insurance classes.
In 2015 we continue to see an easing of both reinsurance and primary insurance rates across most lines of business, although the rate of decline varies significantly by market and geography, and the marketplace continues to both favor and offer opportunities for the buyers of (re)insurance. Markets clearly continue to face significant over-capacity and competitive pricing conditions, and overall underwriting margins remain under substantial pressure. Although we are beginning to see the return of more normal market conditions, these challenging and uneven market conditions may result in quarterly volatility in actual financial performance in comparison to our 2015 strategic and financial goals.
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
Financial Performance

The following is a summary of our third quarter 2015 GAAP financial results:

•
Total revenues of $846 million increased by $34 million, or 4.2 percent, compared with the third quarter of 2014. The increase comprised a $55 million positive impact from acquisitions and disposals and organic growth of $27 million, offset by $48 million adverse foreign currency movements.

•	Total expenses of $819 million increased by $41 million, or 5.3 percent, compared with the third quarter of 2014.

•	Operating margin decreased 100 basis points to 3.2 percent from 4.2 percent in the third quarter of 2014.

•
Net income attributable to Willis Group Holdings was $117 million, or $0.64 per diluted share, an increase of $124 million, or $0.68 per diluted share, from the $7 million net loss, or $0.04 per diluted share, in the third quarter of 2014.

•	Cash provided by operating activities was $106 million, a decrease of $23 million from $129 million of cash provided by operating activities in the third quarter of 2014.
Our third quarter 2015 non-GAAP financial measures were as follows:

•	Underlying total revenues of $846 million increased $82 million, or 10.7 percent, compared with the third quarter of 2014. Organic total revenues increased $27 million, or 3.6 percent.

•
Underlying commissions and fees increased 10.5 percent and organic commissions and fees increased 3.3 percent, compared with the third quarter of 2014, led by strong growth in Willis International and Willis CWR.

•	Underlying total expenses of $780 million increased $73 million, or 10.3 percent, compared with the third quarter of 2014. Organic total expenses increased $7 million, or 1.0 percent.

•	Organic operating margin increased 240 basis points to 9.3 percent from 6.9 percent in the third quarter of 2014.

•	Organic spread, that is the difference between organic commissions and fees growth of 3.3 percent and organic total expense growth of 1.0 percent, was 230 basis points in the third quarter of 2015.
The following is a summary of our GAAP financial results for the nine months ended September 30, 2015:

•
Total revenues of $2,855 million increased by $11 million, or 0.4 percent, compared with the first nine months of 2014. The results included $176 million adverse movements in foreign exchange; $114 million positive impact from acquisitions and disposals; and organic growth of $73 million.

•	Total expenses of $2,430 million increased by $94 million, or 4.0 percent, compared with the first nine months of 2014.

•	Operating margin decreased 300 basis points to 14.9 percent from 17.9 percent in the first nine months of 2014.

•
Net income attributable to Willis Group Holdings was $397 million, or $2.18 per diluted share, an increase of $111 million, or $0.61 per diluted share, from the $286 million, or $1.57 per diluted share, in the first nine months of 2014.

•	Cash provided in operating activities was $113 million, a decrease of $168 million from $281 million of cash provided by operating activities in the first nine months of 2014.

Business discussion

Our non-GAAP financial measures for the nine months ended September 30, 2015 were as follows:

•	Underlying total revenues of $2,855 million increased $187 million, or 7.0 percent, compared with the first nine months of 2014. Organic total revenues increased $73 million, or 2.8 percent.

•	Underlying commissions and fees increased 7.0 percent and organic commissions and fees increased 2.8 percent, compared with the first nine months of 2014.

•
Underlying total expenses of $2,301 million increased $143 million, or 6.6 percent, compared with the first nine months of 2014. Excluding the net $132 million increase from acquisition and disposals, organic total expenses increased $11 million, or 0.5 percent.

•	Organic operating margin increased 180 basis points to 20.5 percent from 18.7 percent in the first nine months of 2014.

•	Organic spread, that is the difference between organic commission and fee growth of 2.8 percent and organic total expense growth of 0.5 percent, was 230 basis points in the first nine months of 2015.
Towers Watson Merger
On June 30, 2015, we announced, jointly with Towers Watson, the signing of a definitive merger agreement, dated as of June 29, 2015, under which the companies will combine in an all-stock merger of equals. Based on the closing prices of Willis ordinary shares and Towers Watson common stock on June 29, 2015, the implied equity value of the transaction is approximately $18 billion. The transaction has been unanimously approved by the Board of Directors of each company and is currently expected to close by December 31, 2015, subject to customary closing conditions, including regulatory approvals and approval by Willis shareholders and Towers Watson stockholders.
The combination of Towers Watson and Willis, if completed, will create an integrated global advisory, broking and solutions provider to serve a broad range of clients in existing and new business lines.
Acquisitions and Disposals
We continue to successfully deliver on our measured acquisition strategy which is focused on high quality, specialized firms with leading market positions, and continues to contribute to the Company's overall growth rate. Revenues from acquisitions over the past twelve months, which include Miller Insurance Services and Max Matthiessen, have increased total revenues by $160 million in the first nine months of 2015 compared with the first nine months of 2014. Additionally, businesses acquired (net of disposals) over the past twelve months contributed approximately $26 million to EBITDA in the first nine months of 2015.

The following are the acquisitions completed during the first nine months of 2015:

•	On August 19, 2015, the Company completed the transaction to acquire a 100 percent interest in CKA Risk Solutions, Australia.

•	On August 7, 2015, the Company completed the transaction to acquire a 100 percent interest in Elite Risk Services, Taiwan.

•
On May 31, 2015, the Company completed the transaction to acquire an 85 percent interest in Miller Insurance Services LLP and its subsidiaries, a leading London wholesale specialist insurance broking firm.

•	On May 27, 2015, the Company acquired the trade and assets of Evolution Benefits Consulting, Inc., a human capital practice in Pennsylvania.

•	On April 1, 2015, the Company acquired 100 percent of the share capital of Carsa Consultores, Agente de Seguros y de Fianzas de CV and its group companies, a leading insurance broker in Mexico.

•
On April 22, 2015, the Company announced that it has made a firm offer to acquire the remaining 70 percent of Gras Savoye that it currently does not own for approximately €550 million (approximately $592 million), which includes the repayment of outstanding third party debt.

Willis Group Holdings plc

•
Further to this, on June 25, 2015 Willis entered into a Share Purchase Agreement with Astorg Partners and the other shareholders of Gras Savoye. The transaction, which is subject to regulatory approval, is expected to close on or around December 31, 2015.

During the nine months ended September 30, 2015, we have disposed of a number of low growth non-strategic operations from Willis North America, Willis CWR and Willis GB and consequently recognized pre-tax gains on disposal of $14 million and $25 million, respectively, in the three and nine months ended September 30, 2015.

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
The program began in the second quarter of 2014 and is expected to be complete by the end of 2017. The program was expecting to deliver cumulative cost savings of at least $420 million through 2017 and annual cost savings of approximately $300 million starting in 2018. However, due to strong execution against the overall strategy to date, the Company has increased its expectations for cost savings from the program. The annual cost savings expected to be generated by the end of the 2017 are now expected to be $325 million and the cumulative savings are now expected to be $490 million through the end of the program.
Actual cost savings of approximately $11 million were achieved in 2014 and the estimated revised phasing of future cost savings is as follows: at least $80 million in 2015, approximately $150 million in 2016, and approximately $250 million in 2017. The estimated cost savings are before any potential reinvestment for future growth.
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
Third quarter 2015 update
In the third quarter of 2015, the Company recognized restructuring costs of $24 million related to the Operational Improvement Program.
The $24 million restructuring costs incurred included:

•	$7 million in Willis North America, comprising $2 million of termination benefits and $5 million of professional services and other program costs;

•	$7 million in Willis International, comprising $1 million of termination benefits and $6 million of professional services and other program costs;

•	$1 million in Willis CWR, comprising mainly termination benefits;

•	$4 million in Willis GB, comprising mainly professional services and other program costs; and

Business discussion

•	$5 million in Corporate and other, comprising mainly professional services and other program costs.
First nine months 2015 update
In the first nine months of 2015 the Company recognized restructuring costs of $93 million related to the Operational Improvement Program bringing the total program to date restructuring costs to $129 million since commencement in April 2014.
The $93 million restructuring costs incurred included:

•	$22 million in Willis North America, comprising $7 million of termination benefits and $15 million of professional services and other program costs;

•	$17 million in Willis International, including $4 million of termination benefits and $13 million of professional services and other program costs;

•	$8 million in Willis CWR, comprising $7 million of termination benefits and $1 million of professional services and other program costs;

•	$25 million in Willis GB, including $13 million of termination benefits and $12 million of professional services and other program costs; and

•	$21 million in Corporate and other, including $3 million of termination benefits and $18 million of professional services and other program costs.
We generated savings of $63 million in the first nine months of 2015, from actions taken in both 2014 and 2015, bringing the cumulative program-to-date savings to $74 million.
UK defined benefit pension scheme
The schedule of contributions is required to be renegotiated after three years or at any earlier time jointly agreed by the Company and the trustee. The Company is currently in negotiations with the plan’s trustees to agree an updated schedule of contributions.
On March 6, 2015, the Company announced to members of the UK defined benefit pension plan that, with effect from June 30, 2015, future salary increases would not be pensionable (the 'salary freeze'). The Company has recognized the salary freeze as a plan amendment at the announcement date. The impact of the salary freeze is to reduce the plan’s projected benefit obligation by approximately $215 million and create a prior service credit which is recognized in Other Comprehensive Income and then amortized to the Income Statement over the remaining expected service life of active employees.

Willis Group Holdings plc

Business Strategy
Today we operate in attractive growth markets with a diversified platform across geographies, industries, segments and lines of business. We aim to become the risk advisor and (re)insurance broker of choice globally.
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

If the proposed merger with Towers Watson is successfully closed, we expect the Willis strategy to be enhanced by allowing the combined organization to leverage its joint capabilities to better service middle market, large corporate, and multinational clients. We expect this will accelerate revenue growth through: distributing the Towers Watson private exchange solution through Willis' North America middle market client base; leveraging Towers Watson's strong relationships with large corporates to expand Willis' market share in the large accounts segment; and growing Towers Watson's health and benefits offering across the 84 countries in which Willis operates today.

Business discussion

NON-GAAP FINANCIAL MEASURES
We believe that the understanding of the Company's performance and comparative analysis of our results is enhanced by our disclosure of the following non-GAAP financial measures. We use these and other measures to establish Group performance targets and evaluate the performance of our operations.
Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, these condensed consolidated financial statements for the three and nine months ended September 30, 2015.

Underlying measures
Our underlying non-GAAP measures are calculated by excluding restructuring costs relating to the Operational Improvement Program, the impact of the Venezuelan Bolivar devaluation, gains (losses) on disposal of operations, changes in deferred tax valuation allowances and, from the second quarter 2015, merger and acquisition ('M&A') transaction-related costs, as relevant, from total revenues, total expenses, salaries and benefits, other operating expenses, operating income, net income, and diluted earnings per share, the most directly comparable GAAP measures. As a result of excluding merger and acquisition transaction-related costs from the third quarter 2015, prior periods, third and fourth quarter 2014, and first quarter 2015 underlying non-GAAP measures have been restated.
Additionally, prior year total revenues, total expenses, net income and diluted earnings per share have been rebased to current period exchange rates to eliminate the impact of year-over-year foreign exchange movements.

Organic measures
Our organic non-GAAP measures are calculated by further excluding the twelve-month impact from acquisitions and disposals from our underlying measures.
Non-GAAP financial measures for the three months ended September 30, 2015:
As set out in the tables below, underlying operating income increased $9 million, or 15.8 percent, to $66 million in the third quarter of 2015 compared to $57 million in the third quarter of 2014. Underlying operating margin at 7.8 percent in the third quarter of 2015 was up 30 basis points compared with the third quarter of 2014, while the third quarter of 2015 underlying net income was $25 million, $9 million higher than in the third quarter of 2014. Underlying earnings per diluted share were $0.14 in the third quarter of 2015, compared with $0.09 in the third quarter of 2014.
As set out in the tables below, organic operating income increased $20 million, or 38.5 percent, to $72 million in the third quarter of 2015 compared to $52 million in the third quarter of 2014. Organic operating margin at 9.3 percent in the third quarter of 2015 was up 240 basis points compared with the third quarter of 2014.
Non-GAAP financial measures for the nine months ended September 30, 2015:
As set out in the tables below, underlying operating income increased $44 million, or 8.6 percent, to $554 million in the first nine months of 2015 compared with $510 million in the first nine months of 2014. Underlying operating margin at 19.4 percent in the first nine months of 2015 was up 30 basis points compared with the first nine months of 2014, while first nine months of 2015 underlying net income was $366 million, $42 million higher than in the first nine months of 2014. Underlying earnings per diluted share were $2.01 in the first nine months of 2015, compared with $1.78 in the first nine months of 2014.
As set out in the tables below, organic operating income increased $62 million, or 12.7 percent, to $552 million in the first nine months of 2015 compared with $490 million in the first nine months of 2014. Organic operating margin at 20.5 percent in the first nine months of 2015 was up 180 basis points compared with the first nine months of 2014.

Willis Group Holdings plc

A reconciliation of reported total expenses, salaries and benefits and other operating expenses, the most directly comparable GAAP measures, to underlying and organic total expenses, underlying and organic salaries and benefits and underlying and organic other operating expenses, for the three months ended September 30, 2015 and 2014, is as follows (in millions except percentages):

	Salaries and benefits		Other operating expenses		Total expenses
	2015	2014	2015	2014	2015	2014
Expenses, GAAP basis	$570	$569	$177	$156	$819	$778
Excluding:
Restructuring costs	—	—	—	—	(24)	(17)
M&A transaction-related costs (b)	(1)	—	(14)	(2)	(15)	(2)
Foreign currency movements (a)	—	(37)	—	(12)	—	(52)
Underlying expenses	$569	$532	$163	$142	$780	$707
Less: net expenses from acquisitions and disposals	(44)	(7)	(17)	(3)	(75)	(9)
Organic expenses	$525	$525	$146	$139	$705	$698
 _________________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

(b)
From the second quarter 2015, the definition of underlying measures was modified to exclude the impact from M&A transaction-related costs. Prior period results, which include $7 million of such expenses in the first quarter of 2015 and $2 million in the third quarter of 2014 have been restated. Full year results will also be presented in line with the updated definition.

A reconciliation of reported total expenses, salaries and benefits and other operating expenses, the most directly comparable GAAP measures, to underlying and organic total expenses, underlying and organic salaries and benefits and underlying and organic other operating expenses, for the nine months ended September 30, 2015 and 2014, is as follows (in millions except percentages):

	Salaries and benefits		Other operating expenses		Total expenses
	2015	2014	2015	2014	2015	2014
Expenses, GAAP basis	$1,698	$1,714	$516	$494	$2,430	$2,336
Excluding:
Restructuring costs	—	—	—	—	(93)	(20)
M&A transaction-related costs (b)	(2)	—	(34)	(2)	(36)	(2)
Foreign currency movements (a)	—	(116)	—	(35)	—	(156)
Underlying expenses	$1,696	$1,598	$482	$457	$2,301	$2,158
Less: net expenses from acquisitions and disposals	(101)	(20)	(33)	(4)	(158)	(26)
Organic expenses	$1,595	$1,578	$449	$453	$2,143	$2,132
 _________________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

(b)
From the second quarter 2015, the definition of underlying measures was modified to exclude the impact from M&A transaction-related costs. Prior period results, which include $7 million of such expenses in the first quarter of 2015 and $2 million in the third quarter of 2014, have been restated. Full year results will also be presented in line with the updated definition.

Business discussion

A reconciliation of reported operating income, the most directly comparable GAAP measure, to underlying and organic operating income for the three and nine months ended September 30, 2015 is as follows (in millions, except percentages):

	Three months ended September 30,		% Change(c)	Nine months ended September 30,		% Change(c)
	2015	2014		2015	2014
Total revenues, GAAP basis	$846	$812	4.2	$2,855	$2,844	0.4
Excluding:
Foreign currency movements (a)	—	(48)		—	(176)
Underlying total revenues	$846	$764	10.7	$2,855	$2,668	7.0
Less: net revenue from acquisitions and disposals	69	14		160	46
Organic total revenues	$777	$750	3.6	$2,695	$2,622	2.8

Operating income, GAAP basis	$27	$34	(20.6)	$425	$508	(16.3)
Excluding:
M&A transaction-related costs (b)	15	2		36	2
Restructuring costs	24	17		93	20
Foreign currency movements (a)	—	4		—	(20)
Underlying operating income	$66	$57	15.8	$554	$510	8.6
Less: net operating loss (income) from acquisitions and disposals	6	(5)		(2)	(20)
Organic operating income	$72	$52	38.5	$552	$490	12.7

Operating margin, GAAP basis, or operating income as a percentage of total revenues	3.2%	4.2%		14.9%	17.9%
Underlying operating margin, or underlying operating income as a percentage of underlying total revenues	7.8%	7.5%		19.4%	19.1%
Organic operating margin, or organic operating income as a percentage of organic total revenues	9.3%	6.9%		20.5%	18.7%
 _________________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

(b)
From the second quarter of 2015, the definition of underlying measures was modified to exclude the impact from M&A transaction-related costs. Prior period results, which include $7 million of such expenses in the first quarter of 2015 and $2 million in the third quarter of 2014, have been restated. Full year results will also be presented in line with the updated definition. Full year results will also be presented in line with the updated definition.

(c)	Percentages may differ due to rounding.

Willis Group Holdings plc

A reconciliation of reported net income attributable to Willis Group Holdings plc, the most directly comparable GAAP measure, to organic and underlying EBITDA, for the three and nine months ended September 30, 2015, is as follows (in millions, except per share data):

	Three months ended September 30,		% Change(c)	Nine months ended September 30,		% Change(c)
	2015	2014		2015	2014
Net income (loss) attributable to Willis Group Holdings plc	$117	$(7)	n/m	$397	$286	38.8
Add back:
Net (losses) income attributable to noncontrolling interests	(1)	(1)		5	4
Interest in earnings of associates, net of tax	(3)	(3)		(17)	(19)
Income taxes	(112)	2		(37)	124
Interest expense	35	34		103	101
Other (income) expense, net	(9)	9		(26)	12
Depreciation	25	23		70	70
Amortization	23	13		53	38
M&A transaction-related costs (b)	15	2		36	2
Restructuring costs	24	17		93	20
Foreign currency movements (a)	—	1		—	(25)
Underlying EBITDA	$114	$90	26.7	$677	$613	10.4
Less: net EBITDA from acquisitions and disposals	(8)	(4)		(26)	(22)
Organic EBITDA	$106	$86	23.3	$651	$591	10.2
 _________________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

(b)
From the second quarter of 2015, the definition of underlying measures was modified to exclude the impact from M&A transaction-related costs. Prior period results, which include $7 million of such expenses in the first quarter of 2015 and $2 million in the third quarter of 2014, have been restated. Full year results will also be presented in line with the updated definition.

(c)	Percentages may differ due to rounding.

Business discussion

A reconciliation of reported net income attributable to Willis Group Holdings plc, and reported earnings per diluted share, the most directly comparable GAAP measures, to underlying net income and underlying earnings per diluted share, for the three and nine months ended September 30, 2015, is as follows (in millions, except per share data):

				Per diluted share
	Three months ended September 30,			Three months ended September 30,
	2015	2014	% Change(d)	2015	2014	% Change(c)
Net income (loss) attributable to Willis Group Holdings plc, GAAP basis	$117	$(7)	n/m	$0.64	$(0.04)	n/m
Excluding:
M&A transaction-related costs, net of tax (b)	13	2		0.07	0.01
Restructuring costs, net of tax	17	14		0.09	0.08
Net gain on disposal of operations, net of tax	(14)	—		(0.07)	—
Venezuelan currency devaluation, net of tax	2	—		0.01	—
Deferred tax valuation allowance (c)	(110)	—		(0.60)	—
Foreign currency movements (a)	—	7		—	0.04
Underlying net income	$25	$16	56.3	$0.14	$0.09	55.6

Average diluted shares outstanding, GAAP basis	182	178
_____________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

(b)
From the second quarter 2015, the definition of underlying measures was modified to exclude the impact from M&A transaction-related costs. Prior period results, which include $7 million of such expenses in the first quarter of 2015 and $2 million in the third quarter of 2014, have been restated. Full year results will also be presented in line with the updated definition.

(c)
In the third quarter 2015 there was a partial release of the valuation allowance the Group holds against its US deferred tax assets. The release comprises the reversal of the brought forward valuation allowance ($96 million) and a reversal of the valuation allowance set up during the first two quarters of 2015 ($14 million).

(d)	Percentages may differ due to rounding.

Willis Group Holdings plc

				Per diluted share
	Nine months ended September 30,			Nine months ended September 30,
	2015	2014	% Change(d)	2015	2014	% Change(c)
Net income attributable to Willis Group Holdings plc, GAAP basis	$397	$286	38.8	$2.18	$1.57	38.9
Excluding:
M&A transaction-related costs, net of tax (b)	30	2		0.16	0.01
Restructuring costs, net of tax	67	16		0.37	0.09
Net (gain) loss on disposal of operations, net of tax	(21)	2		(0.12)	0.01
Venezuelan currency devaluation, net of tax	3	13		0.02	0.07
Deferred tax valuation allowance (c)	(110)	21		(0.60)	0.12
Foreign currency movements (a)	—	(16)		—	(0.09)
Underlying net income	$366	$324	13.0	$2.01	$1.78	12.9

Average diluted shares outstanding, GAAP basis	182	182
_____________________________

(a)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

(b)
From the second quarter of 2015, the definition of underlying measures was modified to exclude the impact from M&A transaction-related costs. Prior period results, which include $7 million of such expenses in the first quarter of 2015 and $2 million in the third quarter of 2014, have been restated. Full year results will also be presented in line with the updated definition.

(c)
In the third quarter 2015 there was a partial release of the valuation allowance the Group holds against its US deferred tax assets. The release comprises the reversal of the brought forward valuation allowance ($96 million) and a reversal of the valuation allowance set up during the first two quarters of 2015 ($14 million)

(d)	Percentages may differ due to rounding.

Business discussion

REVIEW OF CONSOLIDATED RESULTS
The following table is a summary of our revenues, operating income, operating margin, net income and diluted earnings per share (in millions, except per share data and percentages):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
REVENUES
Commissions and fees	$841	$808	$2,839	$2,828
Investment income	4	4	10	12
Other income	1	—	6	4
Total revenues	846	812	2,855	2,844
EXPENSES
Salaries and benefits	(570)	(569)	(1,698)	(1,714)
Other operating expenses	(177)	(156)	(516)	(494)
Depreciation expense	(25)	(23)	(70)	(70)
Amortization of intangible assets	(23)	(13)	(53)	(38)
Restructuring costs	(24)	(17)	(93)	(20)
Total expenses	(819)	(778)	(2,430)	(2,336)
OPERATING INCOME	27	34	425	508
Other income (expense), net	9	(9)	26	(12)
Interest expense	(35)	(34)	(103)	(101)
INCOME (LOSS) BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	1	(9)	348	395
Income taxes	112	(2)	37	(124)
INCOME (LOSS) BEFORE INTEREST IN EARNINGS OF ASSOCIATES	113	(11)	385	271
Interest in earnings of associates, net of tax	3	3	17	19
NET INCOME (LOSS)	116	(8)	402	290
Less: net (income) loss attributable to noncontrolling interests	1	1	(5)	(4)
NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS GROUP HOLDINGS	$117	$(7)	$397	$286

Salaries and benefits as a percentage of total revenues	67.4%	70.1%	59.5%	60.3%
Other operating expenses as a percentage of total revenues	20.9%	19.2%	18.1%	17.4%
Operating margin (operating income as a percentage of total revenues)	3.2%	4.2%	14.9%	17.9%
Diluted earnings per share	$0.64	$(0.04)	$2.18	$1.57
Average diluted number of shares outstanding	182	178	182	182

Willis Group Holdings plc

Revenues
Total revenues for the Group and commissions and fees by segment for the three and nine months ended September 30, 2015 and 2014 are shown below (millions, except percentages):

				Attributable to:
Three months ended September 30,	2015	2014	% Change (b)	Foreign currency translation	Underlying growth	Acquisitions and disposals	Organic commissions and fees growth (a)

Willis GB	$139	$148	(6.1)%	(5.4)%	(0.7)%	—%	(0.7)%
Willis Capital, Wholesale, and Reinsurance	183	144	27.1%	(5.5)%	32.6%	23.8%	8.8%
Willis North America	308	321	(4.0)%	(0.2)%	(3.8)%	(3.8)%	—%
Willis International	211	195	8.2%	(21.2)%	29.4%	20.8%	8.6%
Commissions and fees	$841	$808	4.1%	(6.4)%	10.5%	7.2%	3.3%
Investment income	4	4	—%
Other income	1	—	n/m
Total revenues	$846	$812	4.2%

				Attributable to:
Nine months ended September 30,	2015	2014	% Change (b)	Foreign currency translation	Underlying growth	Acquisitions and disposals	Organic commissions and fees growth (a)

Willis GB	$451	$485	(7.0)%	(5.7)%	(1.3)%	(0.6)%	(0.7)%
Willis Capital, Wholesale, and Reinsurance	669	639	4.7%	(4.6)%	9.3%	7.5%	1.8%
Willis North America	978	998	(2.0)%	(0.3)%	(1.7)%	(4.2)%	2.5%
Willis International	741	706	5.0%	(20.8)%	25.8%	18.8%	7.0%
Commissions and fees	$2,839	$2,828	0.4%	(6.6)%	7.0%	4.2%	2.8%
Investment income	10	12	(16.7)%
Other income	6	4	50.0%
Total revenues	$2,855	$2,844	0.4%
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
Third quarter 2015
Revenues of $846 million for the third quarter of 2015 were $34 million, or 4.2 percent, higher than in the third quarter of 2014. This was primarily due to the favorable net impact of acquisitions and disposals and organic growth, partially offset by the adverse impact of foreign exchange.
Total commissions and fees for the third quarter of 2015 were $841 million, up $33 million or 4.1 percent, from $808 million in the third quarter of 2014. Excluding the $47 million adverse impact of foreign exchange, underlying growth in commissions and fees was $80 million, or 10.5 percent. Organic commissions and fees growth, which further excludes the impact of acquisitions and disposals, was 3.3 percent.
The $47 million adverse impact from foreign exchange was primarily due to the significant period-over-period weakening of a number of currencies, most significantly the Euro, Pound sterling and Brazilian real, against the US dollar.

Business discussion

Willis GB reported a 6.1 percent decline in commissions and fees compared with the third quarter of 2014. Excluding the adverse 5.4 percent impact from foreign currency movements, organic commissions and fees decreased by 0.7 percent.
Willis CWR reported 27.1 percent growth in commissions and fees compared with the third quarter of 2014. Excluding the adverse 5.5 percent impact from foreign currency movements and the favorable 23.8 percent impact from acquisitions and disposals, organic commissions and fees growth was 8.8 percent.
Willis North America reported a 4.0 percent decline in commissions and fees compared with the third quarter of 2014. The disposal of certain low-growth and non-strategic businesses during the last twelve months adversely impacted commissions and fees by 3.8 percent, and foreign currency movements had a 0.2 percent adverse impact compared with the third quarter of 2014. Excluding those factors, Willis North America's organic commissions and fees remained unchanged.
Willis International reported 8.2 percent growth in commissions and fees compared with the first quarter of 2014. This included a 20.8 percent favorable impact from acquisitions completed during the last twelve months, primarily due to Max Matthiessen, which was partially offset by the 21.2 percent adverse impact from foreign currency movements, as a number of currencies significantly weakened against the US dollar. Excluding those factors, organic commissions and fees growth was 8.6 percent.
Organic growth in commissions and fees is discussed further in 'Review of Segmental Results' below.
Investment income was $4 million in the third quarter of 2015 compared with $4 million in the third quarter of 2014.
First nine months 2015
Revenues of $2,855 million for the first nine months of 2015 were $11 million, or 0.4 percent, higher than in the first nine months of 2014. This was primarily due to the favorable net impact from acquisitions and disposals and organic growth, partially offset by the adverse impact of foreign exchange.
Total commissions and fees for the first nine months of 2015 were $2,839 million, up $11 million, or 0.4 percent, from $2,828 million in the first nine months of 2014. Excluding the $175 million adverse impact of foreign exchange, underlying growth in commissions and fees was $186 million, or 7.0 percent. Organic commissions and fees growth, which further excludes a favorable 4.2 percent impact from acquisitions and disposals, was 2.8 percent.
The $175 million adverse impact from foreign currency movements was due primarily to the significant period-over-period weakening of a number of currencies, most significantly the Euro, Pound sterling, Australian dollar and Brazilian real, against the US dollar.
Willis GB reported a 7.0 percent decline in commissions and fees compared with the first nine months of 2014. Excluding the 5.7 percent adverse impact from foreign exchange and adverse 0.6 percent impact from acquisitions and disposals, organic commissions and fees declined 0.7 percent.
Willis CWR reported 4.7 percent growth in commissions and fees compared with the first nine months of 2014. Excluding the adverse 4.6 percent impact from foreign exchange and the favorable 7.5 percent impact from acquisitions and disposals, organic commissions and fees growth was 1.8 percent.
Willis North America reported a 2.0 percent decline in commissions and fees. The disposal of certain low growth and non-strategic businesses during the last twelve months adversely impacted commissions and fees growth by 4.2 percent and foreign exchange had a 0.3 percent adverse impact compared with the first nine months of 2014.
Willis International reported 5.0 percent growth in commissions and fees which included an 18.8 percent favorable impact from acquisitions completed during the last twelve months, primarily due to Max Matthiessen, and organic growth of 7.0 percent, that was partially offset by the 20.8 percent adverse impact from foreign exchange, as a number of currencies significantly weakened against the US dollar.
Organic growth in commissions and fees is discussed further in 'Review of Segmental Results' below.
Investment income was $10 million in the first nine months of 2015 compared with $12 million in the first nine months of 2014.

Willis Group Holdings plc

Salaries and Benefits
Third quarter 2015
Salaries and benefits of $570 million for the third quarter of 2015 were $1 million, or 0.2 percent, higher than in the third quarter of 2014. Excluding $1 million of M&A transaction-related costs and $37 million favorable impact from foreign exchange movements, underlying salaries and benefits increased by $37 million, or 7.0 percent, compared with the third quarter of 2014.
The $37 million increase in underlying salaries and benefits was primarily due to a $37 million net increase from acquisitions and disposals, with modest growth in salaries offset by lower charges for incentives and decreased defined benefit pension scheme net periodic income.
First nine months 2015
Salaries and benefits of $1,698 million for the first nine months of 2015 were $16 million, or 0.9 percent, lower than in the first nine months of 2014. Excluding $2 million of M&A transaction-related costs and $116 million favorable impact of foreign currency movements, underlying salaries and benefits increased by $98 million, or 6.1 percent, compared with the first nine months of 2014.
The $98 million increase in underlying salaries and benefits includes an $81 million net increase from acquisitions and disposals. The remaining $17 million increase was primarily driven by modest growth in salaries, including mandatory pay increases in Willis International, offset by lower charges for incentives and increased defined benefit pension scheme net periodic income.
Other Expenses
Third quarter 2015
Other operating expenses increased by $21 million, or 13.5 percent, compared with the third quarter of 2014. Excluding a $12 million increase in M&A transaction-related costs, offset by a $12 million favorable impact of foreign currency movements, underlying other operating expenses increased $21 million or 14.8 percent compared with the third quarter of 2014.
The $21 million, or 14.8 percent, increase in underlying other operating expenses includes a $14 million net increase from acquisitions and disposals and increased system costs and E&O expense, partially offset by cost management activities.
Depreciation expense was $25 million in the third quarter of 2015 compared with $23 million in the third quarter of 2014.
Amortization of intangible assets was $23 million in third quarter of 2015 compared with $13 million in the third quarter of 2014; the $10 million increase reflects the amortization of intangibles acquired as part of acquisitions completed during the past twelve months, partially offset by lower amortization of HRH acquisition related intangibles.
Restructuring costs were $24 million in the third quarter of 2015 compared with $17 million in the third quarter of 2014. See the 'Operational Improvement Program' section above for further details.
First nine months 2015
Other operating expenses increased by $22 million, or 4.5 percent, compared with the first nine months of 2014. Excluding a $32 million increase in M&A transaction-related costs, offset by a $35 million favorable impact of foreign currency movements, underlying other operating expenses increased $25 million, or 5.5 percent.
The $25 million, or 5.5 percent, increase in underlying other operating expenses is primarily due to a $29 million net increase from acquisitions and disposals partially offset by lower professional fees and the impact of cost management initiatives.
Depreciation expense was $70 million in the first nine months of 2015 compared with $70 million in the first nine months of 2014.
Amortization of intangible assets was $53 million in the first nine months of 2015 compared with $38 million in the first nine months of 2014; the $15 million increase reflects the amortization of intangibles acquired as part of acquisitions completed during the past twelve months.

Business discussion

Restructuring costs were $93 million in the first nine months of 2015 compared with $20 million in the first nine months of 2014. See the 'Operational Improvement Program' section above for further details.
Other income (expense), net
Other income (expense), net in the third quarter of 2015 was net income of $9 million compared with $9 million net expense in the third quarter of 2014. The $18 million favorable movement compared with the third quarter of 2014 is primarily due to $14 million gains recognized following the disposal of certain low-growth non-strategic businesses and lower foreign exchange losses, partially offset by the $2 million expense associated for the devaluation of the Venezuelan Bolivar.
Other income (expense), net in first nine months of 2015 was a net income of $26 million compared with $12 million net expense in first nine months of 2014. The $38 million favorable movement compared with the first nine months of 2014 is primarily due to an increase of $26 million in net gains recognized following the disposal of certain low-growth non-strategic businesses and an $11 million favorable movement in the pre-tax expense recognised for the devaluations of the Venezuelan Bolivar.
Interest Expense
Interest expense in the third quarter of 2015 was $35 million, compared with $34 million in the third quarter of 2014.
Interest expense in the first nine months of 2015 was $103 million, compared with the $101 million in the first nine months of 2014.
Income Taxes

The reported tax rate for the three months ended September 30, 2015 was impacted by a partial release of the US valuation allowance in the period. After excluding the impacts of the partial release of the valuation allowance, M&A transaction-related costs, restructuring costs, net gains on disposal of operations and charges associated with the Venezuelan currency devaluations, the underlying tax rate for the quarter was approximately 25 percent.

The third quarter underlying tax rate of 25 percent compares to 50 percent in the third quarter of 2014. The higher underlying rate in the prior year was driven primarily by a $4 million charge associated with a minor increase in the estimate of the annual effective tax rate applied to ordinary income of the prior two quarters. The underlying tax rate for the first nine months of 2015 was 22% compared to 25% for the same period in 2014.

The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized. Considering the Company's recent US earnings experience, including income before tax for the first nine months ended September 30, 2015, and projections of future income, the Company was able to release a portion of the valuation allowance against its US deferred tax assets in the current quarter. The release has resulted in a $110 million recognition of deferred tax assets and a corresponding decrease to income tax expense for the three and nine months ended September 30, 2015. The release of the valuation allowance comprised the release of the opening balance of $96 million and a reversal of $14 million of valuation allowance set up in the first two quarters. The Company's remaining US valuation allowance, excluding that related to state separate taxes, is $61 million as at September 30, 2015.
Interest in Earnings of Associates
Interest in earnings of associates, net of tax, was $3 million in the third quarter of 2015, compared with $3 million in the third quarter of 2014.
Interest in earnings of associates, net of tax, was $17 million in the first nine months of 2015 compared with $19 million in the first nine months of 2014. The $2 million decrease was primarily due to adverse foreign exchange resulting from the weakening of the Euro against the dollar.

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
Our principal short-term uses of liquidity and capital resources are operating expenses, capital expenditures, dividends to shareholders, funding our acquisition strategy, principal amount of outstanding notes, borrowing under our seven-year term loan and revolving credit facilities, funding defined benefit pension plans and the repurchase of shares.
Our long-term liquidity requirements consist of the principal amount of outstanding notes; borrowings under our seven-year term loan and revolving credit facilities; funding our acquisition strategy; and our pension contributions.
As at September 30, 2015, cash and cash equivalents were $466 million, a decrease of $169 million compared with December 31, 2014.
The $169 million decrease is primarily due to $293 million of cash used to make acquisitions, net of cash acquired, $165 million payment of dividends declared in 2014 and 2015, $159 million repayment of debt, $100 million additions to fixed assets (primarily related to leasehold improvements and information technology projects), $82 million cash used to repurchase shares and $28 million adverse impact from foreign currency movements, being in excess of $113 million of cash provided by operating activities, $95 million cash proceeds from share issues following employee option exercises, $420 million drawdown of revolving credit facilities and $45 million proceeds from disposal of operations, net of cash disposed.
Included within cash and cash equivalents as at September 30, 2015 is a proportion held for regulatory capital adequacy requirements, including $84 million held within our regulated UK entities.
Net cash provided by operating activities was $113 million in the first nine months of 2015, a reduction of $168 million from the $281 million of net cash provided by operating activities in the first nine months of 2014.
Additional funds provided in the first nine months of 2015 included $45 million from the sales of our Omaha and Denver retail operations, from Willis North America; our Miller Hong Kong operations, from Willis CWR; and our niche classic car business, Preston operations and Dundee, Scotland retail operations, from Willis GB.
As at September 30, 2015, there was $422 million drawn down on our revolving credit facilities (December 31, 2014: $nil). In total $1,431 million has been drawn down and $1,009 million has subsequently been repaid on these facilities during the nine months ended September 30, 2015.
The primary uses of funds during the first nine months of 2015 include $293 million of payments of consideration, net of cash acquired, for acquisitions made in the current and prior years and $93 million of cash contributions, including employees' salary sacrifice contributions, to our defined benefit schemes.
The Company suspended its previously authorized buyback program on June 30, 2015, pending the completion of the Merger with Towers Watson. During 2015 the Company bought back approximately 1,710,000 shares for a total cost of $82 million, of its intended $175 million 2015 buy back program, to offset the increase in shares outstanding resulting from the exercise of employee stock options.

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
The impact of movements in debt and EBITDA in the first nine months of 2015 had a positive impact on the interest coverage ratio and a negative impact on the leverage ratio. Both ratios remain well within the requirements of the revolving credit facility covenants.

Debt
Total debt, total equity, and the capitalization ratio at September 30, 2015 and December 31, 2014 were as follows (millions, except percentages):

	September 30, 2015	December 31, 2014
Long-term debt	$2,248	$2,142
Current portion of long-term debt	323	167
Total debt	$2,571	$2,309
Total Willis Group Holdings stockholder’s equity	$2,393	$1,985

Capitalization ratio	51.8%	53.8%
At September 30, 2015 the only mandatory debt repayment falling due over the next 12 months is $299 million outstanding on our 4.125 percent senior notes, and scheduled repayments totaling $24 million on our 7-year and 3-year term loans.

Summary consolidated cash flow information (millions):

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net cash provided by operating activities	$113	$281
Cash flows from investing activities
Net cash used in investing activities	(348)	(117)
Cash flows from financing activities
Net cash provided by (used in) financing activities	94	(283)
Decrease in cash and cash equivalents	(141)	(119)
Effect of exchange rate changes on cash and cash equivalents	(28)	(21)
Cash and cash equivalents, beginning of period	635	796
Cash and cash equivalents, end of period	$466	$656
This summary consolidated cash flow should be viewed in addition to, not in lieu of, the Company’s condensed consolidated financial statements.
Consolidated Cash Flow for first nine months of 2015 compared with first nine months of 2014
Operating Activities
Net cash provided by operating activities in the first nine months of 2015 was $113 million and represents a $168 million decrease from the $281 million net cash provided by operating activities in the first nine months of 2014.
The $113 million net cash from operating activities included net income of $402 million, $38 million of non-cash adjustments to reconcile net income to cash used in operating activities, and $327 million of negative working capital movements. The $327 million negative movement in working capital includes $413 million cash payments of incentives, primarily relating to 2014, $93 million of defined benefit pension funding, which includes salary sacrifice contributions, and other negative working capital movements related to acquisitions and the Operational Improvement Program.

Willis Group Holdings plc

The $168 million decrease in cash from operating activities was largely due to: higher cash outflow for incentives; higher contributions into the UK defined benefit pension scheme, due to the exceptional contributions paid in respect of the 2014 share repurchase; and increase in working capital from growth in the business and timing of cash collections.
Investing Activities

Net cash used in investing activities in the first nine months of 2015 was $348 million. This included capital expenditure of $100 million, and cash payments of $293 million for acquisitions, net of cash acquired. This was partially offset by proceeds from the disposal of operations of $45 million, net of cash disposed.
Net cash used in investing activities in the first nine months of 2014 was $117 million. This was primarily due to capital expenditure of $81 million and cash used to purchase subsidiaries and other investments of $55 million. This was partially offset by $22 million cash received from the sale of operations, net of cash disposed, and fixed and intangible assets.
Financing Activities

Net cash provided by financing activities in the first nine months of 2015 was $94 million, primarily due to $420 million drawings on the revolving credit facility and $95 million from the issue of shares, partially offset by total dividends paid, including dividends paid to noncontrolling interests, of $179 million, repurchase of shares of $82 million, and $159 million of mandatory repayments against the term loan and settlement of senior debt in July 2015.
Net cash used in financing activities in the first nine months of 2014 was $283 million primarily due to total dividends paid, including dividends paid to noncontrolling interests, of $173 million, repurchase of shares of $200 million and $11 million of mandatory repayments against the term loan. This was partially offset by cash receipts of $106 million from the issue of shares.
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
As of September 30, 2015, we had fiduciary funds of $2.5 billion, compared with $1.9 billion at December 31, 2014.
Share Buybacks
The Company suspended its previously authorized buyback program on June 30, 2015, pending the completion of the Merger with Towers Watson. During 2015 the Company bought back approximately 1,710,000 shares for a total cost of $82 million of its intended $175 million 2015 buy back program to offset the increase in shares outstanding resulting from the exercise of employee stock options.
Dividends
In October 2015, we declared a quarterly cash dividend of $0.31 per share. This represents an increase of 3.3 percent on the third quarter of 2014 dividend of $0.30 per share. The dividend is payable on or around December 2, 2015 to shareholders of record at November 18, 2015.
Cash dividends paid in the first nine months of 2015 were $165 million compared with $157 million in first nine months of 2014. The $8 million increase is driven by the period-over-period increase in dividend per share and the higher number of shares issued and outstanding.

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
The changes to the reportable segments units included:

•
Willis International and Willis North America remained largely unchanged except for certain specialty teams formerly included in Global which are included in the geographic regions in which they are located;

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
The following table is a summary of our operating results by segment for the three and nine months ended September 30, 2015 and 2014 (millions, except percentages):

	Three months ended September 30,
	2015			2014
	Revenues	Operating income (loss)	Operating margin	Revenues	Operating income (loss)	Operating margin
Willis GB	$141	$24	17.0%	$149	$21	14.1%
Willis Capital, Wholesale and Reinsurance	184	9	4.9%	145	9	6.2%
Willis North America	309	34	11.0%	322	45	14.0%
Willis International	212	(12)	(5.7)%	196	(10)	(5.1)%
Total Segments	846	55	6.5%	812	65	8.0%
Corporate & Other	—	(28)	n/a	—	(31)	n/a
Total Consolidated	$846	$27	3.2%	$812	$34	4.2%

	Nine months ended September 30,
	2015			2014
	Revenues	Operating income (loss)	Operating margin	Revenues	Operating income (loss)	Operating margin
Willis GB	$455	$84	18.5%	$492	$100	20.3%
Willis Capital, Wholesale and Reinsurance	672	198	29.5%	642	240	37.4%
Willis North America	984	144	14.6%	1,000	175	17.5%
Willis International	744	77	10.3%	710	97	13.7%
Total Segments	2,855	503	17.6%	2,844	612	21.5%
Corporate & Other	—	(78)	n/a	—	(104)	n/a
Total Consolidated	$2,855	$425	14.9%	$2,844	$508	17.9%

Willis Group Holdings plc

Willis GB
Willis GB, our Great Britain-based specialty and retail business, comprises the following business units: Property & Casualty; Financial Lines; Transport; and Retail Networks.
The following table sets out the components of Willis GB's revenues, and its organic commissions and fees growth, operating income, and margin for the three and nine months ended September 30, 2015 and 2014 (millions, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Commissions and fees	$139	$148	$451	$485
Investment income	2	1	4	4
Other income (a)	—	—	—	3
Total revenues	$141	$149	$455	$492
Operating income	$24	$21	$84	$100
Organic commissions and fees decline (b)	(0.7)%	(5.1)%	(0.7)%	(1.2)%
Operating margin (c)	17.0%	14.1%	18.5%	20.3%
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
Revenues
Third quarter 2015
Commissions and fees of $139 million were $9 million, or 6.1 percent, lower compared with the third quarter of 2014.
Organic commissions and fees decline, which excludes a 5.4 percent adverse impact of foreign currency movements, was 0.7 percent compared with the third quarter of 2014.
The 0.7 percent decline in organic commissions and fees reflects timing differences in certain businesses and high-single digit declines in Transport and Retail, partially offset by low-single digit growth in Property & Casualty and high-single digit growth in Financial Lines. The turnaround efforts in this segment remain on track as management continues to work to re-engineer the cost base while effectively serving large and medium sized corporate clients.
The adverse foreign currency movements were primarily due to the weakening of the Euro and Pound sterling against the US dollar.
First nine months 2015
Commissions and fees of $451 million were $34 million, or 7.0 percent, lower compared with the first nine months of 2014.
Organic commissions and fees decline, which excludes a 5.7 percent adverse impact from foreign currency movements and a 0.6 percent adverse impact from acquisitions and disposals, was 0.7 percent compared with the first nine months of 2014.
The 0.7 percent decline in organic commissions and fees was due to high-single digit declines in Retail Networks, primarily due to the renegotiated revenue terms with our commercial network partners and declining performance in our insolvency business, partially offset by high single-digit growth in Financial Lines.
The adverse foreign currency movements were primarily due to the weakening of the Euro and Pound sterling against the US dollar.

Business discussion

Expenses
Third quarter 2015
Total expenses of $117 million were $11 million, or 8.6 percent, lower compared with the third quarter of 2014.
Underlying total expenses, which exclude $7 million of favorable foreign currency movements and a $5 million decrease in restructuring costs related to the Operational Improvement Program, increased $1 million, or 0.9 percent, compared with the third quarter of 2014.
The $1 million, or 0.9 percent, increase in underlying total expenses was primarily due to lower salaries and benefits, due to savings from the Operational Improvement Program, and lower other operating expenses as a consequence of cost management initiatives, offset by a change in timing of recognition of incentives charges in 2015 reflecting the growth in organic operating income in the first nine months of the year. Excluding this impact, GB expenses reduced by mid single digits in the quarter.
The favorable foreign currency movements were primarily due to the weakening of the Pound sterling against the US dollar.
See the 'Operational Improvement Program' section above for further details of the restructuring costs.
First nine months 2015
Total expenses of $371 million were $21 million, or 5.4 percent, lower compared with the first nine months of 2014.
Underlying total expenses, which exclude $24 million of favorable foreign currency movements and a $16 million increase in restructuring costs related to the Operational Improvement Program, decreased $13 million, or 3.6 percent. The $13 million, or 3.6 percent, decrease in underlying total expenses was due to lower salaries and benefits and other operating expenses and reflects savings from the Operational Improvement Program and the impact of cost management initiatives.
The favorable foreign currency movements were primarily due to the weakening of the Pound sterling against the US dollar.
Please see the 'Operational Improvement Program' Section above for further details of the restructuring costs.
Operating margin
Operating margin was 17.0 percent in the third quarter of 2015, up 290 basis points from 14.1 percent in the third quarter of 2014.
Operating margin was 18.5 percent in the first nine months of 2015, down 180 basis points from 20.3 percent in the first nine months of 2014.

Willis Group Holdings plc

Willis Capital, Wholesale and Reinsurance
Willis CWR includes: Willis Re; Willis Capital Markets & Advisory; our Wholesale business and Portfolio and Underwriting services.
The following table sets out the components of Willis CWR's revenues, and its organic commissions and fees growth, operating income, and margin for the three and nine months ended September 30, 2015 and 2014 (millions, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Commissions and fees	$183	$144	669	$639
Investment income	—	1	2	3
Other income (a)	1	—	1	—
Total revenues	$184	$145	$672	$642
Operating income	$9	$9	198	240
Organic commissions and fees growth (b)	8.8%	3.6%	1.8%	4.6%
Operating margin (c)	4.9%	6.2%	29.5%	37.4%
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

Revenues
Third quarter 2015
Commissions and fees of $183 million in third quarter of 2015, were $39 million, or 27.1 percent, higher compared with the third quarter of 2014.
Organic commissions and fees growth, which excludes a 5.5 percent adverse impact from foreign currency movements, and a 23.8 percent favorable impact from acquisitions and disposals, was 8.8 percent compared with the third quarter of 2014.
The 8.8 percent growth in organic commissions and fees was primarily due to new business wins in Willis Capital Markets & Advisory and low-single digit growth in Willis Re, primarily coming from North America.
The 23.8 percent favorable impact from acquisitions and disposals was primarily due to the acquisitions of SurePoint Re and Miller Insurance Services, LLP completed during the past twelve months.
The adverse foreign currency movements were primarily due to the weakening of the Euro and Pound sterling against the US dollar.
First nine months 2015
Commissions and fees of $669 million in first nine months of 2015, were $30 million, or 4.7 percent, higher compared with the first nine months of 2014.
Organic commissions and fees growth, which excludes a 4.6 percent adverse impact from foreign currency movements, and a 7.5 percent favorable impact from acquisitions and disposals, was 1.8 percent compared with the first nine months of 2014. The adverse foreign currency movements were primarily due to the weakening of the Euro and Pound sterling against the US dollar.

Business discussion

Expenses
Third quarter 2015
Total expenses of $175 million were $39 million, or 28.7 percent, higher compared with the third quarter of 2014. Organic total expenses, which exclude a $42 million year-over-year net increase from acquisitions and disposals, $6 million of favorable foreign currency movements, and a $1 million increase in restructuring costs related to the Operational Improvement Program, increased $2 million, or 1.6 percent, compared with the third quarter of 2014.
The $2 million increase was due to higher salary and benefit expense, resulting from investments made in 2014 and annual pay increases, talent retention and higher business development expenses.
The favorable foreign currency movements were primarily due to the weakening of the Pound sterling against the US dollar.
See the 'Operational Improvement Program' section above for further details of the restructuring costs.
First nine months 2015
Total expenses of $474 million were $72 million, or 17.9 percent, higher compared with the first nine months of 2014.
Organic total expenses, which exclude $58 million year-on-year net increase from acquisitions and disposals; $16 million of favorable foreign currency movements; $11 million of M&A transaction-related costs; and a $8 million increase in restructuring costs related to Operational Improvement Program, increased by $11 million, or 2.9 percent.
The $11 million increase was due to: a higher salary and benefit expense, resulting from investments made in 2014, annual pay increases, and higher charges for incentives; and higher business development expenses.
The favorable foreign currency movements were primarily due to the weakening of the Pound sterling against the US dollar.
See the 'Operational Improvement Program' section above for further details of the restructuring costs.
Operating margin
Operating margin was 4.9 percent in the third quarter of 2015, down 130 basis points from 6.2 percent in the third quarter of 2014.
Operating margin was 29.5 percent in the first nine months of 2015, down 790 basis points from 37.4 percent in the first nine months of 2014.

Willis Group Holdings plc

Willis North America
Our North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States and Canada.
The following table sets out the components of Willis North America's revenues, and its organic commissions and fees growth, operating income, and margin for the three and nine months ended September 30, 2015 and 2014 (millions, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Commissions and fees	$308	$321	$978	$998
Investment income	1	1	1	1
Other income (a)	—	—	5	1
Total revenues	$309	$322	$984	$1,000
Operating income	$34	$45	$144	$175
Organic commissions and fees growth (b)	—%	4.2%	2.5%	4.3%
Operating margin (c)	11.0%	14.0%	14.6%	17.5%
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
Revenues
Third quarter 2015
Commissions and fees of $308 million were $13 million, or 4.0 percent, lower compared with the third quarter of 2014.
Organic commissions and fees, which excludes a 3.8 percent adverse impact from acquisitions and disposals, were flat compared with the third quarter of 2014. Low to mid-single digit growth in most regions was offset by a modest decline in the Midwest and Western regions compared to the third quarter of 2014 as a result of timing differences compared to the prior year in certain business lines, with certain sales shifting into the fourth quarter, most notably Healthcare. Strength in Construction, FINEX and M&A business was offset by moderation in Transportation and Natural Resources. The Human Capital Practice produced low-single digit organic growth as compared to the third quarter of 2014.
The 3.8 percent adverse impact from acquisitions and disposals was primarily due to the disposal of certain low-growth non-strategic businesses during the past twelve months.
First nine months 2015
Commissions and fees of $978 million were $20 million, or 2.0 percent, lower compared with the first nine months of 2014.
Organic commissions and fees growth, which excludes a 4.2 percent adverse impact from acquisitions and disposals and a 0.3 percent adverse impact from foreign currency movements, was 2.5 percent.
The 2.5 percent organic growth in commissions and fees was driven by mid-single digit growth in the Northeast and Atlantic and regions partially offset by declines in the South and West regions.
The 4.2 percent adverse impact from acquisitions and disposals was primarily due to the disposal of certain low-growth non-strategic businesses during the past twelve months.

Business discussion

Expenses
Third quarter 2015
Total expenses of $275 million were $2 million, or 0.7 percent, lower compared with the third quarter of 2014.
Underlying total expenses, which exclude a $5 million increase in restructuring costs related to the Operational Improvement Program, decreased $7 million, or 2.6 percent, compared with the third quarter of 2014.
The $7 million, or 2.6 percent, decrease in underlying total expenses was primarily due to increased producer compensation and sign-on bonuses, and higher corporate allocations partially offset by lower salaries, due to divestitures, and a reduction to severance expense.
See the 'Operational Improvement Program' Section above for further details of the restructuring costs.
First nine months 2015
Total expenses of $840 million were $15 million, or 1.8 percent, higher compared with the first nine months of 2014.
Underlying total expenses, which exclude a $19 million increase in restructuring costs related to the Operational Improvement Program, and $3 million favorable foreign currency movements, were $1 million, or 0.1 percent, lower compared with the first nine months of 2014.
The $1 million or 0.1 percent, decrease in underlying total expenses was due to higher producer compensation and sign-on bonuses, and higher corporate allocations partially offset by lower salaries, due to divestitures, and a reduction to severance expense.
See the 'Operational Improvement Program' section above for further details of the restructuring costs.
Operating margin
Operating margin was 11.0 percent in the third quarter of 2015, down 300 basis points from 14.0 percent in the third quarter of 2014.
Operating margin was 14.6 percent in the first nine months of 2015, down 290 basis points from 17.5 percent in the first nine months of 2014.

Willis Group Holdings plc

Willis International
Our International business comprises our retail and specialty operations in Western Europe, Central and Eastern Europe, Asia, Australasia, the Middle East, South Africa, and Latin America. The services provided are tailored to the characteristics of each market and vary across offices, but generally include direct risk management and insurance brokerage and employee benefits brokerage and consulting.
The following table sets out the components of Willis International's revenues, and its organic commissions and fees growth, operating income, and margin for the three and nine months ended September 30, 2015 and 2014 (millions, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Commissions and fees	$211	$195	$741	$706
Investment income	1	1	3	4
Total revenues	$212	$196	$744	$710
Operating (loss) income	$(12)	$(10)	$77	$97
Organic commissions and fees growth (a)	8.6%	5.6%	7.0%	6.4%
Operating margin (b)	(5.7)%	(5.1)%	10.3%	13.7%
_________________

(a)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

(b)	Percentages may differ due to roundings.
Revenues
Third quarter 2015
Commissions and fees of $211 million were $16 million, or 8.2 percent, higher compared with the third quarter of 2014.
Organic commissions and fees growth, which excludes a 20.8 percent positive impact from acquisitions and disposals, most significantly Max Matthiessen, and a 21.2 percent adverse impact from foreign currency movements, was 8.6 percent.
The 8.6 percent increase in organic commissions and fees was driven by growth in all regions, with the exception of CEEMEA, primarily due to a decline in Russia. Latin America saw strong-double digit growth. Western Europe performed well with mid-single digit growth. Asia grew modestly as overall strength was partially offset by year over year declines in China.
The adverse foreign currency movements were primarily due to the weakening of a number of currencies, including the Euro, Swedish Krona, Australian dollar and certain Latin American currencies, against the US dollar.
First nine months 2015
Commissions and fees of $741 million were $35 million, or 5.0 percent, higher compared with the first nine months of 2014.
Organic commissions and fees growth, which excludes an 18.8 percent positive impact from acquisitions and disposals, and a 20.8 percent adverse impact from foreign currency movements, was 7.0 percent.
The 7.0 percent increase in organic commissions and fees was primarily driven by double digit growth in Latin America, high-single digit growth in Asia and low-single digit growth in Western Europe and Central and Eastern Europe.
Growth in Latin America was driven by strong growth in Brazil, Argentina, and Colombia and growth in Asia was driven by strong new business growth in China and growth in our Global Wealth Solution business in the region.
The 18.8 percent positive impact from acquisitions and disposals is primarily due to acquisitions completed during the past twelve months including, Max Matthiessen and the IFG pension and advisory business.

Business discussion

Expenses
Third quarter 2015
Total expenses of $224 million were $18 million, or 8.7 percent, higher compared with the third quarter of 2014.
Underlying total expenses, which exclude $35 million favorable foreign currency movements, a $4 million increase in restructuring costs related to the Operational Improvement Program, and $4 million M&A transaction-related costs, increased $45 million or 26.9 percent.
The $45 million, or 26.9 percent, increase in underlying total expenses includes a $31 million year-over-year net increase from acquisitions and disposals. The remaining $14 million increase was primarily due to increased salary and benefits resulting from annual pay reviews, including mandatory pay rises in certain Latin American countries.
The favorable foreign currency movements were primarily due to the weakening of multiple currencies against the US dollar.
See the 'Operational Improvement Program' section above for further details of the restructuring costs.
First nine months 2015
Total expenses of $667 million were $54 million, or 8.8 percent, higher compared with the first nine months of 2014.
Underlying total expenses, which exclude $100 million favorable foreign currency movements, a $14 million increase in restructuring costs related to the Operational Improvement Program, and $11 million M&A transaction-related costs increased $129 million or 25.3 percent compared with the first nine months of 2014.
The $129 million, or 25.3 percent, increase in underlying total expenses includes a $98 million year-over-year net increase from acquisitions and disposals. The remaining $31 million increase was primarily due to increased salary and benefits resulting from annual pay reviews, including mandatory pay rises in certain Latin American countries, and investments in growth businesses.
The favorable foreign currency movements were primarily due to the weakening of multiple currencies against the US dollar.
See the 'Operational Improvement Program' section above for further details of the restructuring costs.
Operating margin
Operating margin was (5.7) percent in the third quarter of 2015, down 60 basis points from (5.1) percent in the third quarter of 2014.
Operating margin was 10.3 percent in the first nine months of 2015, down 340 basis points from 13.7 percent in the first nine months of 2014.

Willis Group Holdings plc

Corporate & Other
For internal reporting and segmental reporting, items for which segmental management are not held responsible are included within ‘Corporate & Other’.
The Corporate & Other operating result comprises the following (millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Costs of the holding company	$(2)	$—	$(6)	$(7)
Merger and acquisition costs	(10)	—	(13)	—
Costs related to group functions, leadership and projects	(40)	(41)	(120)	(127)
Non-servicing elements of defined benefit pensions	29	13	82	40
Restructuring costs (a)	(5)	(3)	(21)	(5)
Other	—	—	—	(5)
Total Corporate & Other	$(28)	$(31)	$(78)	$(104)
_________________________________

(a)	See 'Operational Improvement Program' section above.
Third quarter 2015
Corporate & Other expenses were $3 million lower in the third quarter of 2015 compared with the third quarter of 2014.
The $3 million reduction in expenses was primarily due to a higher defined benefit pension credit, offset by costs associated with the proposed integration with Towers Watson and increased restructuring costs incurred related to the 'Operational Improvement program' which is discussed further in the section above.
First nine months 2015
Corporate & Other expenses were $26 million lower in the first nine months of 2015 compared with the first nine months of 2014.
The $26 million reduction in expenses was primarily due to a higher defined benefit pension credit and a reduction to the costs of group functions, leadership and projects, partially offset by costs associated with the proposed integration with Towers Watson and increased restructuring costs incurred related to the 'Operational Improvement program' which is discussed further in the section above.

Business discussion

CRITICAL ACCOUNTING ESTIMATES
The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in the Company’s audited financial statements included as Item 8 on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015.
There were no significant additions or changes to these assumptions in the three months ended September 30, 2015.
CONTRACTUAL OBLIGATIONS
On June 30, 2015, we announced, jointly with Towers Watson, the signing of a definitive merger agreement, dated as of June 29, 2015, under which the companies will combine in an all-stock merger of equals. Based on the closing prices of Willis and Towers Watson common stock on June 29, 2015, the implied equity value of the transaction is approximately $18 billion. The transaction has been unanimously approved by the Board of Directors of each company and is currently expected to close by December 31, 2015, subject to customary closing conditions, including regulatory approvals and approval by Willis shareholders and Towers Watson stockholders.
There have been no other material changes to our contractual obligations since December 31, 2014, except contractual, planned payments during third quarter of 2015 and except as discussed in Note 8 - 'Commitments and contingencies' and Note 16 - 'Debt'.
NEW ACCOUNTING STANDARDS
Information regarding new accounting standards and their impact on the financial statements is set forth in Note 2 - ‘Basis of Presentation and Significant Accounting Policies’ to the Consolidated Financial Statements appearing under Part I, Item 1 of this report and incorporated herein by reference.
OFF BALANCE SHEET TRANSACTIONS
Apart from commitments, guarantees and contingencies, as disclosed in Note 8 - ‘Commitments and Contingencies’ to the condensed consolidated financial statements, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company's financial condition, results of operations or liquidity.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
There has been no material change with respect to market risk from that described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to them as appropriate to allow for timely decisions regarding required disclosure.
There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Willis Group Holdings plc

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
Information regarding legal proceedings is set forth in Note 8 — ‘Commitments and Contingencies’ to the Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this report and incorporated herein by reference.

Item 1A — Risk Factors
For a discussion of the potential risks or uncertainties, please see ‘Risk Factors’ in the Company’s 2014 Form 10-K and subsequent filings filed with the Securities and Exchange Commission and in the Registration Statement on Form S-4 (as amended) declared effective by the Securities and Exchange Commission on October 13, 2015.  In addition, please see ‘Forward-Looking Statements’ herein.  There have been no material changes to such risk factors.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2015, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.
The Company suspended its share buyback program on June 30, 2015, pending the completion of the Merger with Towers Watson. On a trade date basis, the Company made no repurchases during the three months ended September 30, 2015.

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
Dated: November 5, 2015