Form 10-K
period 2015-12-31
WILLIS TOWERS WATSON PLC
filed 2016-02-29
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16503
_____________________________________________
WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY
(Exact name of Registrant as specified in its charter)

Ireland (Jurisdiction of incorporation or organization)	98-0352587 (I.R.S. Employer Identification No.)
c/o Willis Group Limited 51 Lime Street, London EC3M 7DQ, England (Address of principal executive offices)	(011) 44-20-3124-6000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class Ordinary Shares, nominal value $0.000304635 per share	Name of each exchange on which registered NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
____________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the last reported price at which the Registrant’s common equity was sold on June 30, 2015 (the last day of the Registrant’s most recently completed second quarter) was $8,425,866,400.
As of February 26, 2016, there were outstanding 138,172,062 ordinary shares, nominal value $0.000304635 per share, of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than April 29, 2016.

Certain Definitions
The following definitions apply throughout this annual report unless the context requires otherwise:

‘We’, ‘Us’, ‘Company’, ‘Group’, ‘Willis Towers Watson’, or ‘Our’	Willis Towers Watson Public Limited Company and its subsidiaries
‘Willis Towers Watson’ or ‘Willis Towers Watson plc’ or ‘WTW’	Willis Towers Watson Public Limited Company, a company organized under the laws of Ireland, and its subsidiaries
‘shares’	The ordinary shares of Willis Towers Watson Public Limited Company, nominal value $0.000304635 per share
‘HRH’	Hilb Rogal & Hobbs Company, a 100 percent owned subsidiary acquired in 2008
‘Legacy Willis’	Willis Group Holdings Public Limited Company and its subsidiaries, predecessor to Willis Towers Watson, prior to the Merger
‘Legacy Towers Watson’	Towers Watson & Co. and its subsidiaries
‘Merger’
Merger of Willis Group Holdings Public Limited Company and Towers Watson & Co. pursuant to that certain Agreement and Plan of Merger, dated June 29, 2015, as amended on November 19, 2015, and completed on January 4, 2016

Willis Towers Watson plc

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains a number of “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements and other forward-looking statements in this document by words such as ‘may’, ‘will’, ‘would’, ‘expect’, ‘anticipate’, ‘believe’, ‘estimate’, ‘plan’, ‘intend’, ‘continue’, or similar words, expressions or the negative of such terms or other comparable terminology. You should read these statements carefully because they contain projections of our future results of operations or financial condition, or state other “forward-looking” information. These forward-looking statements include, but are not limited to, the benefits of the business combination transaction involving Towers Watson and Willis Group, including the combined company’s future financial and operating results, plans, objectives, expectations and intentions and other statements that are not historical facts. Such statements are based upon the current beliefs and expectations of Willis Towers Watson’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.
A number of risks and uncertainties that could cause actual results to differ materially from the results reflected in these forward-looking statements are identified under “Risk Factors” in Item 1A of this Annual Report on Form 10-K. These statements are based on assumptions that may not come true and are subject to significant risks and uncertainties.
These risks and uncertainties relate to, among other things: changes in general economic, business and political conditions, including changes in the financial markets; consolidation in or conditions affecting the industries in which the company operates; any changes in the regulatory environment in which the company operates; the ability to successfully manage ongoing organizational changes; the ability of the company to successfully integrate the Towers Watson, Gras Savoye and Willis businesses, operations and employees, and realize anticipated growth, synergies and cost savings; the potential impact of the merger on relationships, including with employees, suppliers, customers and competitors; significant competition that the company faces and the potential for loss of market share and/or profitability; compliance with extensive government regulation; the company’s ability to make divestitures or acquisitions and its ability to integrate or manage such acquired businesses; expectations, intentions and outcomes relating to outstanding litigation; the risk that the company would be required to increase its financial reserve on the Stanford litigation; the risk of material adverse outcomes on existing litigation matters, including without limitation the Stanford litigation; the diversion of time and attention of the company’s management team while the merger is being integrated; the federal income tax consequences of the merger and the enactment of additional state, federal, and/or foreign regulatory and tax laws and regulations, including changes in tax rates; the company’s capital structure, including indebtedness amounts, the limitations imposed by the covenants in the documents governing such indebtedness and the maintenance of the financial and disclosure controls and procedures of each; the ability of the company to obtain financing on favorable terms or at all; adverse changes in the credit ratings of the company; the possibility that the anticipated benefits from the merger cannot be fully realized or may take longer to realize than expected; the ability of the company to retain and hire key personnel; a decline in defined benefit pension plans; various claims, government inquiries or investigations or the potential for regulatory action; failure to protect client data or breaches of information systems; reputational damage; disasters or business continuity problems; doing business internationally, including the impact of exchange rates; clients choosing to reduce or terminate the services provided by the company; fluctuation in revenues against the company’s relatively fixed expenses; management of client engagements; technological change; the inability to protect intellectual property rights, or the potential infringement upon the intellectual property rights of others; increases in the price, or difficulty of obtaining, insurance; fluctuations in the company’s pension liabilities; loss of, failure to maintain, or dependence on certain, relationships with insurance carriers; changes and developments in the United States healthcare system; the availability of tax-advantaged consumer-directed benefits to employers and employees; reliance on third party services; the company’s holding company structure; changes in accounting estimates and assumptions; and changes in the market price of the company’s shares.
Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report on Form 10-K, our inclusion of this information is not a representation or guarantee by us that our objectives and plans will be achieved.
Our forward-looking statements speak only as of the date made and we will not update these forward-looking statements unless the securities laws require us to do so. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document may not occur, and we caution you against unduly relying on these forward-looking statements.

About Willis Towers Watson

PART I
Item 1 — Business
History and Development of the Company
This is the first Annual Report on Form 10-K (‘Form 10-K’) that Willis Towers Watson has filed since the completion of the previously announced Merger on January 4, 2016, pursuant to the Agreement and Plan of Merger dated June 29, 2015, as amended on November 19, 2015 (the ‘Merger Agreement’), between Legacy Willis, Legacy Towers Watson, and Citadel Merger Sub, Inc., a wholly-owned subsidiary of Willis formed for the purpose of facilitating this transaction (‘Merger Sub’). Pursuant to the Merger Agreement, Merger Sub merged with and into Towers Watson with Towers Watson continuing as the surviving corporation and a wholly-owned subsidiary of Willis.
Immediately following the Merger, Legacy Willis effected (i) a consolidation (i.e., a reverse stock split under Irish law) of Willis ordinary shares whereby every 2.6490 Legacy Willis ordinary shares were consolidated into one Willis Towers Watson ordinary share (the ‘Consolidation’) and (ii) an amendment to its Constitution and other organizational documents to change its name from Willis Group Holdings Public Limited Company to Willis Towers Watson Public Limited Company. Due to the closing date of the Merger, the results of operations, financial position, financial reports and Management’s Discussion and Analysis principally relate to Legacy Willis. Other sections of this report refer to Legacy Towers Watson and the combined company, Willis Towers Watson.
We trace our history to 1828, and are a leading global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth.
Willis Towers Watson is incorporated in Ireland. For administrative convenience, we utilize the offices of a subsidiary company as our principal executive offices. The address is:

Willis Towers Watson Public Limited Company
c/o Willis Group Limited
51 Lime Street
London EC3M 7DQ
England
Tel: +44 20 3124 6000
Available Information
The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the ‘SEC’). You may read and copy any documents we file at the SEC’s Public Reference Room at 100 F Street, NE Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Willis Towers Watson) file electronically with the SEC. The SEC’s website is www.sec.gov.
The Company makes available, free of charge through our website, www.willistowerswatson.com, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our proxy statement, current reports on Form 8-K and Forms 3, 4, and 5 filed on behalf of directors and executive officers, as well as any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the ‘Exchange Act’) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Unless specifically incorporated by reference, information on our website is not a part of this Form 10-K.
The Company’s Corporate Governance Guidelines, Audit & Risk Committee Charter, Compensation Committee Charter, Nominating & Governance Committee Charter, and our Corporate Governance Guidelines are available on our website, www.willistowerswatson.com, in the Investor Relations section, or upon request. Requests for copies of these documents should be directed in writing to the Company Secretary c/o Office of General Counsel, Willis Towers Watson Public Limited Company, Brookfield Place, 200 Liberty Street, New York, NY 10281.

Willis Towers Watson plc

General
Willis Towers Watson is a leading global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. As of the date of this report, Willis Towers Watson has approximately 39,000 employees in more than 120 countries. We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals. Our unique perspective allows us to see the critical intersections between talent, assets and ideas - the dynamic formula that drives business performance.
We bring together professionals from around the world - experts in their areas of specialty - to deliver the perspectives that give organizations a clear path forward. We do this by offering risk management, insurance broking, consulting, technology and solutions and private exchanges.
In our capacity as risk advisor and insurance broker, we act as an intermediary between our clients and insurance carriers by advising our clients on their risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance with insurance carriers through our global distribution network. We also offer clients a broad range of services to help them to identify and control their risks. These services range from strategic risk consulting (including providing actuarial analysis), to a variety of due diligence services, to the provision of practical on-site risk control services (such as health and safety or property loss control consulting) as well as analytical and advisory services (such as hazard modeling and reinsurance optimization studies). We assist clients in planning how to manage incidents or crises when they occur. These services include contingency planning, security audits and product tampering plans. We are not an insurance company and therefore we do not underwrite insurable risks for our own account.
In our capacity as a group employee benefits advisor, we provide multiple options on a global basis for large national, regional and global clients to meet their needs for consistency across jurisdictions.  Through our group exchanges, unique arrangements with global and regional carriers and individual client assignments, Health & Benefits brings a deep understanding of client priorities, issues, challenges and opportunities to every client assignment and takes a balanced approach to four key drivers:  Financial/Cost Management, Employee Appreciation, Resource Management and Global Governance and Oversight.
In our capacity as a consultant, technology and solutions and private exchange company we help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering consulting services that help organizations anticipate, identify and capitalize on emerging opportunities in human capital management as well as investment advice to help our clients develop disciplined and efficient strategies to meet their investment goals. We operate the largest private Medicare exchange in the United States. Through this exchange, we help our clients move to a more sustainable economic model by capping and controlling the costs associated with retiree healthcare benefits.
We derive the majority of our revenue from commissions and fees for brokerage and consulting services. We do not determine the insurance premiums on which our commissions are generally based. Commission levels generally follow the same trend as premium levels as they are derived from a percentage of the premiums paid by the insureds. Fluctuations in these premiums charged by the insurance carriers can therefore have a direct and potentially material impact on our results of operations. No single client represented a significant concentration of our consolidated revenues for any of our three most recent fiscal years.
We and our colleagues serve a diverse base of clients ranging in size from large, major multinational corporations to middle-market companies in a variety of industries, public institutions, and individual clients. Many of our client relationships span decades. We work with major corporations, emerging growth companies, governmental agencies and not-for-profit institutions in a wide variety of industries.
We believe we are one of only a few global advisory, broking and solutions companies in the world possessing the global operating presence, broad product expertise and extensive distribution network necessary to meet effectively the global needs of many of our clients.
Business Strategy
Willis Towers Watson sees that a unified approach to people and risk can be a path to growth for our clients. Our integrated teams bring together our understanding of risk strategies, and market analytics. This helps clients around the world to achieve their objectives.
We operate in attractive markets - both growing and mature - with a diversified platform across geographies, industries, segments and lines of business. We aim to create and become the premier advisory, broking and solutions company of choice globally. We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital

About Willis Towers Watson

to protect and strengthen institutions and individuals. We will also help organizations improve performance through effective people, risk and financial management by focusing on providing human capital and financial consulting services.
 We believe we can achieve this by:

•
Delivering a powerful client proposition with an integrated global platform. Our highly complementary offerings provide comprehensive advice, analytics, specialty capabilities and solutions covering benefits, exchange solutions, brokerage and advisory, risk and capital management; and talent and rewards;

•	Leveraging our combined distribution strength and global footprint to enhance market penetration and provide a platform for further innovation; and

•	Underpinning this growth through continuous operational improvement initiatives that help make us more effective and efficient and drive cost synergies. We do this by:

◦
continuing to modernize the way we run our business to better serve our clients, enable the skills of our staff, and lowering our costs of doing business; we do this through an operational improvement program that is making changes to our processes, our IT, our real estate and our workforce location; and

◦	targeting and delivering identified, highly achievable cost savings as a direct consequence of the merger of Willis and Towers Watson.
We care as much about how we work as we do about the impact that we make. This means commitment to our aligned cultures and shared values and behaviors of our legacy companies, a framework that guides how we run our business and serve clients.
Through these strategies we aim to accelerate revenue, cash flow, EBITDA and earnings growth and generate compelling returns for investors, by delivering tangible revenue growth and capitalizing on the identified cost synergies.
Our Business
We are integrating Willis and Towers Watson (together, the ‘Legacy Companies’) and creating a unified platform for global growth, including positioning the Company to leverage our mutual distribution strength to enhance market penetration, expand our global footprint and create a strong platform for further innovation. The fully integrated Company will have a more comprehensive offering of services and solutions to provide to clients across four business segments: Corporate Risk and Broking; Exchange Solutions; Human Capital and Benefits; and Investment, Risk and Reinsurance.
Due to the closing date of the Merger on January 4, 2016, after the end of the fiscal year, Legacy Towers Watson results of operations and financial position are not presented in this Form 10-K. The descriptions of the combined company segments are presented to assist the reader in understanding our ongoing integrated company. Please see Note 31 — Subsequent Events for additional information.
Management Structure
Until we are integrated, we will continue to manage our business through the Legacy Company platforms. Legacy Willis has four reportable operating segments: Willis CWR; Willis GB; Willis North America; and Willis International. Legacy Towers Watson has four reportable operating segments: Benefits; Exchange Solutions; Risk and Financial Services; and Talent and Rewards. From April 1, 2016, we expect to manage our business across four integrated reportable operating segments: Corporate Risk and Broking; Exchange Solutions; Human Capital and Benefits; and Investment, Risk and Reinsurance.
Willis GB Segment
Willis GB, our Great Britain-based insurance operations, combines our Global Specialty and UK Retail businesses to create a market leading client proposition comprising of the following four business units: Property & Casualty, Transport, Financial Lines and Retail Networks.
Our Willis GB business provides specialist brokerage and consulting services to clients worldwide for the risks arising from specific industrial and commercial activities. In these operations, we have extensive specialized experience handling diverse lines of coverage, including complex insurance programs and acting as an intermediary between retail brokers and insurers. We increasingly provide consulting services on risk management with the objective of assisting clients to reduce the overall cost of risk.

Willis Towers Watson plc

Property & Casualty
Our Property and Casualty business provides property and liability insurance brokerage services across a wide range of industries including Natural Resources and Construction. Our Natural Resources practice encompasses the oil and gas, mining, power and utilities sectors and provides services including property damage, offshore construction, liability and control of well and pollution insurance to global clients. Our Construction practice provides risk management advice and brokerage services for a wide range of international construction activities. Clients of the construction practice include contractors, project owners, project managers, consultants and financiers.
Transport
Our Transport business unit provides specialist expertise to the Transportation industry served by specialist Aerospace, Marine and Inspace practices. Our Aerospace business provides insurance brokerage and risk management services to Aerospace clients worldwide, including the world’s leading airlines, aircraft manufacturers, air cargo handlers and shippers, airport managers and other general aviation companies. Our Marine business provides insurance brokerage services including hull, cargo, P&I and general marine liabilities. Our Marine clients include ship owners, ship builders, logistics operations, port authorities, traders and shippers. Marine insurance brokerage is our oldest line of business dating back to our establishment in 1828. The specialist Inspace team is also prominent in providing insurance and risk management services to the space industry.
Financial Lines
Our Financial Lines business specializes in political and credit risk, structured finance, project risk consulting, trade credit, Directors and Officers, Cyber, Warranties and Indemnities, and Terrorism insurance as well as professional indemnity for corporations, financial institutions and professional firms on a global basis.
Retail Networks
Our UK retail operations provide risk management, insurance brokerage and related risk services to a wide array of industry and client segments in the UK middle market.
Willis Capital, Wholesale and Reinsurance Segment
Willis Capital Wholesale and Reinsurance includes Willis Re; Willis Capital Markets & Advisory; Willis’ wholesale business and Willis Portfolio Underwriting Services our legacy US MGA business and start up London MGA business.
Willis Re
We operate this business on a global basis and provide a complete range of transactional capabilities, including, in conjunction with Willis Capital Markets & Advisory, a wide variety of capital markets based products to both insurance and reinsurance companies. Our services are underpinned by leading modeling, financial analysis and risk management advice. We bolster and enhance all of these services with knowledge derived from our Willis Research Network, the insurance industry’s largest partnership with global academic research.
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
Willis Wholesale
Willis Wholesale includes Miller Insurance Services LLP (including Special Contingency Risks (‘SCR’), (‘Miller’)).  It also include Fine Art, Jewelry & Specie (‘FAJS’) and Hughes-Gibb (‘HG’).  Miller is a leading London wholesale specialist broking firm, of which we own an 85 percent interest. SCR specializes in people risk solutions using a combination of risk management, kidnap and ransom and personal accident services and products to meet the needs of corporations and private clients. FAJS deals specifically with the insurance of Fine Art, Jewelry and Specie risks, operating on a global basis, with specific focus in the UK and US. The HG unit principally services the insurance and reinsurance needs of the thoroughbred horse racing and horse breeding industry and of the business sector, covering livestock breeders, aquaculture & agriculture industries.

About Willis Towers Watson

Willis Portfolio Underwriting Services
Willis Portfolio and Underwriting Services (‘WPUS’), with operations in London and North America, brings together our existing set of Managing General Agent underwriting activities for purposes of accelerating their future development. Within WPUS we act on behalf of our insurance carrier partners and self-insured entities in product marketing and distribution, risk underwriting and selection, claims management and other general administrative responsibilities.
Willis North America Segment
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

•
Construction — The largest industry practice group in North America is Construction, which specializes in providing risk management, insurance brokerage, and surety bonding services to the construction industry. Willis Construction provided these services to nearly 10,000 clients including approximately 20 percent of the Engineering News Record Top 400 contractors (a listing of the largest 400 North American contractors based on reported revenue). In addition, this practice group has expertise in professional liability insurance, controlled insurance programs for large projects and insurance for national homebuilders.

•
Human Capital — Willis Human Capital, fully integrated into the North America platform, is the Group’s largest product-based practice group and provides health, welfare and human resources consulting, and brokerage services to all of our commercial client segments. This practice group’s value lies in helping clients control employee benefit plan costs, reducing the amount of time human resources professionals spend administering their companies’ benefit plans and educating and training employees on benefit plan issues.

•
Executive Risks — Another industry-leading North America practice group is Willis Executive Risks, a national team of technical professionals who specialize in meeting the directors and officers, employment practices, fiduciary liability insurance risk management, and claims advocacy needs of public and private corporations and organizations. This practice group also has expertise in professional liability, especially cyber risks.

•
Other industry practice groups — Other industry practice groups include Healthcare, serving the professional liability and other insurance and risk management needs of private and not-for-profit health systems, hospitals and physicians groups; Financial Institutions, serving the needs of large banks, insurers and other financial services firms; and Mergers & Acquisitions, providing due diligence, and risk management and insurance brokerage services to private equity and merchant banking firms and their portfolio companies.

Willis International Segment
Our International business comprises our operations in Western Europe, Central and Eastern Europe, Asia, Australasia, the Middle East, South Africa and Latin America.
Our offices provide services to businesses locally in countries around the world, making use of local expertise as well as skills, industry knowledge and expertise available elsewhere in the Company.
The services provided are focused according to the characteristics of each market and vary across offices, but generally include direct risk management and insurance brokerage, specialist and reinsurance brokerage, and employee benefits consulting.
As part of our ongoing strategy, we continue to look for opportunities to strengthen our International market share through acquisitions and strategic investments. A list of significant subsidiaries is included in Exhibit 21.1 to this document.
On December 29, 2015, we completed the transaction to acquire the remaining 70% of the outstanding share capital of Gras Savoye, which was previously an associate company and is now a fully consolidated entity.

Willis Towers Watson plc

We have also invested in associate companies; our only significant associate at December 31, 2015 was Al-Futtaim Willis Co. LLC, organized under the laws of Dubai (49 percent holding). In connection with many of our investments we retain the right to increase our ownership over time, typically to a majority or 100 percent ownership position.
We believe the combined total revenues of our International subsidiaries and associates provide an indication of the spread and capability of our International network.
Towers Watson Benefits Segment
Benefits consultants work with clients to create and manage cost-effective benefit programs that help them attract, retain and motivate a talented workforce while managing the costs and financial risks associated with these programs.
The lines of business within the Benefits segment are:

•	Retirement

•	Health and Group Benefits

•	Technology and Administration Solutions

•	International Consulting
The Benefits lines of business often work closely together on client assignments, along with consultants from the Talent and Rewards and Risk and Financial Services segments. Examples of such client assignments include mergers and acquisitions (‘M&A’), total reward program design, retiree benefit strategy, benefit program de-risking, benefits administration and benefit-related communication and change management.
Retirement
As one of the world’s leading advisors on retirement plans, we provide actuarial and consulting services for large defined benefit and defined contribution plans, including consulting on plan design, funding and risk management strategies. We also help our clients assess the costs and risks of retirement plans on cash flow, earnings and the balance sheet, the effects of changing workforce demographics on their retirement plans and retiree benefit adequacy and security.
Health and Group Benefits
Health and Group Benefits provides plan management consulting across the full spectrum of health and group benefit programs, including health, dental, disability, life and other coverage. We provide services to large and mid-size organizations. Our consulting relationships are generally long-term in nature, and client retention rates for this line of business are high.
Technology and Administration Solutions
Our Technology and Administration Solutions (‘TAS’) line of business provides benefits outsourcing services to hundreds of clients across multiple industries. Our services are supported by our robust technology platforms, including our BenefitConnect system in the U.S., and our dedicated, onshore benefits call centers.
International Consulting
To help multinational companies address the challenges of operating in the global marketplace, we provide expertise in dealing with international human capital management, as well as related benefits and compensation advice for corporate headquarters and their overseas subsidiaries. Multinationals increasingly need to manage and govern compensation and benefit policies and practices from a global perspective, and our international consultants work with the headquarters of multinationals to develop such strategies and implement them. Our global specialists, in cooperation with their colleagues in our local offices worldwide, help clients manage and ensure the success of such projects.
Towers Watson Exchange Solutions Segment
The Towers Watson Exchange Solutions segment includes two lines of business:

•	Retiree & Access Exchanges

•	Other

About Willis Towers Watson

We are helping to redefine the manner in which active employee and retiree health benefits are offered and delivered. Our solutions create cost savings for our employer clients and provide our individual customers with improved choice and control over their health benefits.
Retiree & Access Exchanges
The Retiree & Access Exchanges line of business provides solutions through a proprietary technology platform, which integrates patented call routing technology, efficient quoting and an enrollment engine, a custom-developed Customer Relationship Management (‘CRM’) system and comprehensive insurance carrier connectivity.
Other
This business is comprised of three practices:

•	Active Exchanges - This business is focused on delivering group benefit exchanges serving the active employees of virtually any employer across the United States.

•	Health and Welfare Administration - This business provides a complete suite of health and welfare outsourcing services to more than 75 clients across multiple industries.

•
Consumer-Directed Accounts - This business uses its Software as a Service (‘SaaS’)-based technology and related services to deliver consumer-driven health care and reimbursement accounts, including health savings accounts (‘HSAs’), health reimbursement arrangements (‘HRAs’) and other consumer-directed accounts.

Towers Watson Risk and Financial Services Segment
The Towers Watson Risk and Financial Services (‘RFS’) segment includes two lines of business:

•	Risk Consulting and Software

•	Investment
We work with chief financial officers, treasurers, chief risk officers, senior actuaries, pension plan sponsors and trustees of our clients’ organizations. Risk Consulting and Software has a particular focus on the insurance industry, while Investment focuses primarily on pension plans. The two lines of business also apply their expertise to serve broader markets.
Risk Consulting and Software
Our Risk Consulting and Software line of business serves the insurance industry as well as corporate clients with respect to their insurance and risk management needs. Our colleagues use strong analytical skills, proven consulting techniques and software solutions to help our clients improve business performance. We advise more than three-quarters of the world’s leading insurers and believe we are a leading provider of financial modeling software to the insurance industry. We have more actuaries serving the insurance industry than any other consulting firm.
Investment
Our Investment line of business helps our clients manage investment complexity, establish their risk tolerance and improve governance. We provide coordinated investment advice and solutions - based on our expertise in risk assessment, asset-liability modeling, strategic asset allocation policy setting, manager selection and investment execution - to some of the world’s largest pension funds and institutional investors.
Towers Watson Talent and Rewards Segment
The Towers Watson Talent and Rewards segment includes three lines of business:

•	Executive Compensation

•	Rewards, Talent and Communication

•	Data, Surveys and Technology

Willis Towers Watson plc

Executive Compensation
We advise our clients’ management and boards of directors on all aspects of executive pay programs, including base pay, annual bonuses, long-term incentives, perquisites and other benefits. We help clients understand market practices in these areas. Given that companies in all world regions face scrutiny of executive pay from shareholders, regulators and other stakeholders, our focus is on aligning pay plans with the organization’s business strategy and driving desired performance. Our services include executive compensation philosophy and strategy development, modeling and valuation of pay plan elements, performance measurement selection and calibration, board of director compensation and plan design, advice on change-in-control and severance programs, and total compensation assessment and benchmarking.
Rewards, Talent and Communication
This line of business offers a broad array of advisory services focused on designing and implementing Rewards and Talent Management programs and processes. Our solutions help companies attract and deploy talent, engage them over time, manage and reward their performance, develop their skills, provide them with relevant career paths, communicate with them and manage organizational change initiatives.
Data, Surveys and Technology
This line of business provides benchmarking data, employee surveys and HR software to help companies administer and manage their talent management and reward programs.
Clients
Our clients operate on a global and local scale in a multitude of businesses and industries throughout the world and generally range in size from large, major multinational corporations to middle-market companies. We work with major corporations, emerging growth companies, governmental agencies and not-for-profit institutions in a wide variety of industries. Further, many of our client relationships span decades. For instance, our relationship with The Tokio Marine and Fire Insurance Company Limited dates back over 100 years. No one client accounted for a significant concentration of revenues for fiscal year 2015. Additionally, we place insurance with approximately 2,500 insurance carriers, none of which individually accounted for a significant concentration of the total premiums we placed on behalf of our clients in 2015.
Competition
We face competition in all fields in which we operate, based on global capability, product breadth, innovation, quality of service and price. We compete with Marsh & McLennan and Aon, the two other major providers of global risk management services, as well as with numerous specialist, regional and local firms. Competition for business is intense in all of our business lines and in every insurance market, and in some business lines Marsh & McLennan and Aon have greater market share than we do. The global HR consulting industry includes other benefit and compensation firms and the human resource consulting divisions of diversified professional service firms, including Deloitte Consulting LLP, Accenture, Ernst & Young LLP and PricewaterhouseCoopers LLP.
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
The human capital and risk management consulting industries are highly competitive. We believe there are significant barriers to entry, and we have developed competitive advantages in providing HR consulting and risk management consulting services. We face strong competition from several sources.
Our principal competitors in the pension consulting industry are Mercer HR Consulting (a Marsh & McLennan company) and Aon Hewitt Consulting (an Aon company). Beyond these large players, the global HR consulting industry is highly fragmented.
Our major competitors in the insurance consulting and software industry include Milliman, Oliver Wyman (a Marsh & McLennan company), the big four accounting firms and SunGard. Aon Hewitt, Buck Consultants (a Xerox Company), Connextions (a United Healthcare company), Mercer (a Marsh & McLennan company), Automatic Data Processing and

About Willis Towers Watson

Fidelity are our primary competitors in the insurance exchange industry. With the implementation of the Patient Protection and Affordable Care Act, we also compete with the public exchanges run by the U.S. federal and state governments. We now compete with providers of account-based health plans and consumer-directed benefits such as WageWorks and HealthEquity.
The market for our services is subject to change as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. Regulatory and legislative actions, along with continuously evolving technological developments will likely have the greatest impact on the overall market for our exchange products. We believe the primary factors in selecting a human resources consulting or risk management services firm include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. With regard to the market for exchanges, we believe that clients base their decisions on a variety of factors that include the ability of the provider to deliver measurable cost savings for clients, a strong reputation for efficient execution, a provider’s capability in delivering a broad number of configurations to serve various population segments and financing options, and an innovative service delivery model and platform. For our traditional consulting and risk management services and the rapidly evolving exchange products, we believe we compete favorably with respect to these factors.
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
Certain of our activities are governed by other regulatory bodies, such as investment and securities licensing authorities.  Our activities in connection with investment services within the United States are subject to regulation and supervision at both the federal and state levels. At the federal level, certain of our operating subsidiaries are regulated by the SEC through the Investment Company Act of 1940 and the Investment Advisers’ Act of 1940; and by the Department of Labor through the Employee Retirement Income Security Act, or ERISA. In connection with the SEC regulation, we are required to file certain reports, and are subject to various marketing restrictions, among other regulations. In connection with the ERISA regulation, we are restricted in actions we can take for plans for whom we serve as fiduciaries, among other matters. Our U.S. investment activities are also subject to certain state regulatory schemes.
Our Willis Capital Markets & Advisory business (‘Willis Capital Markets’) operates through our two wholly-owned subsidiaries: Willis Securities, Inc., a US-registered broker-dealer and member FINRA/SIPC, primarily in connection with investment banking-related services and advising on alternative risk financing transactions, and Westport HRH LLC.
Our activities in connection with Third Party Administrator (‘TPA’) services in the United States are also subject to regulation and supervision by many state authorities.  Licensing requirements and supervision vary from state to state.  As with insurance brokerage services, our continuing ability to provide these services in states that regulate our activities are dependent upon our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these states.
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

Willis Towers Watson plc

each intermediary meets professional requirements in relation to their competence, good repute, professional indemnity cover and financial capacity.
In addition, Willis Capital Markets provides advice on securities or investments in the European Union and Australia through our UK wholly-owned subsidiary, Willis Capital Markets & Advisory Limited, which is authorized and regulated by the FCA (as defined below).
United Kingdom
In the United Kingdom, our business is regulated by the Financial Conduct Authority (‘FCA’). The FCA has a wide range of rule-making, investigatory and enforcement powers, and conducts monitoring visits to assess our compliance with regulatory requirements.
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
Other
Willis Capital Markets, through its affiliate, Willis Capital Markets & Advisory (Hong Kong) Limited, is licensed to conduct certain securities related activities, and is subject to regulation by the Hong Kong Securities and Futures Commission. Max Matthiesson in Sweden and IFG in Ireland which both undertake pension scheme management are both subject to MiFID (Markets in Financial Instruments Directive) and are authorized and regulated by the Swedish Financial Services Authority and the Central Bank of Ireland, respectively.
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
See Part I, Item 1A-Risk Factors for discussion of how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.
Employees
As of December 31, 2015, Legacy Willis had approximately 23,700 employees worldwide. As of the date of this filing, we employ approximately 39,000 employees worldwide.
Executive Officers of the Registrant
The executive officers of the Company as of February 20, 2016 were as follows:
Nicolas Aubert (age 50) - Mr. Aubert has served as the Head of Great Britain at Willis Towers Watson since January 4, 2016, and as the CEO of Willis Limited, the Company’s UK insurance and reinsurance broking subsidiary, since September 30, 2015. Prior to his appointment as the Head of Great Britain, Mr. Aubert served as CEO of Willis GB, the operating segment of Willis Group Holdings that included Willis’ London specialty businesses and facultative, and the retail insurance business in Great Britain since January 2015. Prior to joining Willis, Mr. Aubert served as the Chief Operating Officer of American International Group (AIG) in Europe, the Middle East and Africa, and formerly as the Managing Director of AIG in the UK. After joining AIG in June 2002 to lead AIG France, Mr. Aubert served in various other senior management positions, including Managing Director of Southern Europe, where he oversaw operations in 12 countries, including Israel. Prior to AIG, Mr. Aubert worked in various leadership positions at ACE, CIGNA, GAN and started his career at GENERALI. He holds specialized Masters Degrees in Insurance Law (DESS Assurances) from Pantheon-Sorbonne University of Paris and from Institut des Assurances de Paris (Universite Paris-Dauphine) and an M.B.A. from the French High Insurance Studies Center (CHEA).
Anne D. Bodnar (age 59) - Ms. Bodnar has served as the Head of Human Resources at Willis Towers Watson since January 4, 2016. Previously, Ms. Bodnar served on Towers Watson’s Management Committee since January 2015, and as Towers

About Willis Towers Watson

Watson’s Chief Administrative Officer since January 1, 2010. Ms. Bodnar previously served as Managing Director of HR at Towers Perrin beginning in 2001. From 1995 to 2000, Ms. Bodnar led Towers Perrin’s recruiting and learning and development efforts. Prior to that, she was a strategy consultant in Towers Perrin’s Human Capital business. Earlier in her career, Ms. Bodnar held several operational and strategic planning roles at what is now JPMorgan Chase. Additionally, Ms. Bodnar published a chapter entitled “HR as a Strategic Partner” in Human Resources Leadership Strategies: Fifteen Ways to Enhance HR Value in Your Company. She was elected to the YWCA’s Academy of Women Achievers in 1999. Ms. Bodnar graduated cum laude and Phi Beta Kappa from Smith College and has an M.B.A. from Harvard Business School.
Dominic Casserley (age 58) - Mr. Casserley has served as President, Deputy Chief Executive Officer, Head of Investment, Risk and Reinsurance and Director of Willis Towers Watson since January 4, 2016. Previously, Mr. Casserley served as Chief Executive Officer of Willis and as a Director of Willis since January 7, 2013. Prior to joining Willis, Mr. Casserley was a senior partner of McKinsey & Company, which he joined in New York in 1983. During his 29 years at McKinsey, Mr. Casserley led the firm’s Greater China Practice and its UK and Ireland Practice. Mr. Casserley had been a member of the McKinsey Shareholders Council, the firm’s global Board, since 1999 and for four years served as the Chairman of the Finance Committee of that Board. Mr. Casserley is a graduate of Cambridge University.
James K. Foreman (age 57) - Mr. Foreman has served as Head of Exchange Solutions at Willis Towers Watson since January 4, 2016. Mr. Foreman has announced his intention to retire on March 31, 2016 and will be succeeded by Mr. Gene Wickes as Head of Exchange Solutions. Previously, Mr. Foreman served as Managing Director of the Exchange Solutions business segment at Towers Watson since February 1, 2014. Prior to that, Mr. Foreman served in several other leadership positions including Managing Director, The Americas of Towers Watson since April 2011 and Managing Director of the North America region of Towers Watson since 2010. Prior to that, Mr. Foreman served as Managing Director of the Human Capital Group since 2007. Mr. Foreman joined Towers Perrin in 1985 and worked for almost 20 years in a number of other leadership positions including Managing Director of Towers Perrin’s Health and Welfare practice and a member of Towers Perrin’s Board of Directors from 2003 to 2005 before joining Aetna Inc. in 2005 to become the Executive Vice President of its National Businesses division. He rejoined Towers Perrin in June 2007. Mr. Foreman holds a bachelor’s degree in Business Economics from the University of California at Los Angeles.
Matthew S. Furman (age 46) - Mr. Furman has served as General Counsel at Willis Towers Watson since January 4, 2016. Previously, Mr. Furman served as Executive Vice President and Group General Counsel at Willis, where he was a member of Willis’ Operating Committee since April 2015. From 2007 until March 2015, Mr. Furman was Senior Vice President, Group General Counsel-Corporate and Governance, and Corporate Secretary for The Travelers Companies, Inc. From 2000 until 2007, Mr. Furman was an attorney at Goldman, Sachs & Co. in New York, where he was Vice President and Associate General Counsel in the finance and corporate legal group. Prior to that, he was in private practice, with almost six years’ experience at Simpson Thacher & Bartlett in New York. Mr. Furman also serves as a Director of the Legal Aid Society and a member of the U.S. Securities and Exchange Commission’s Investor Advisory Committee. He holds a bachelor’s degree from Brown University and a law degree from Harvard Law School.
Adam L. Garrard (age 50) - Mr. Garrard has served as Head of International at Willis Towers Watson since January 4, 2016. Previously, Mr. Garrard served as Chief Executive Officer for Willis Group Holdings in Asia since September 2012. Prior to that, Mr. Garrard served as Chief Executive Officer for Willis in Europe since January 2009, Chief Executive Officer for Willis in Australasia since May 2005 and Chief Executive Officer for Asia since January 2002. Mr. Garrard has resided in Singapore, Shanghai, Sydney and London while undertaking his Chief Executive Officer roles. After graduating from De Montfort University with a bachelor’s degree in Business Administration in 1992, Mr. Garrard joined SBJ Stephenson Insurance Brokers before joining Willis in 1994.
Julie J. Gebauer (age 54) - Ms. Gebauer has served as Head of Human Capital & Benefits at Willis Towers Watson since January 4, 2016. Previously, Ms. Gebauer served as Managing Director of Towers Watson’s Talent and Rewards business segment since January 1, 2010. Beginning in 2002, Ms. Gebauer served as a Managing Director of Towers Perrin and led Towers Perrin’s global Workforce Effectiveness Practice and the global Towers Perrin-International Survey Research Corporation line of business. Ms. Gebauer was a member of Towers Perrin’s Board of Directors from 2003 through 2006. She joined Towers Perrin in 1986 as a consultant and held several leadership positions at Towers Perrin, serving as the Managing Principal for the New York office from 1999 to 2001 and the U.S. East Region Leader for the Human Capital Group from 2002 to 2006. Ms. Gebauer graduated Phi Beta Kappa and with high distinction from the University of Nebraska-Lincoln with a bachelor’s degree in Mathematics, and was designated a Chancellor’s Scholar.
John J. Haley (age 66) - Mr. Haley has served as Chief Executive Officer and Director since January 4, 2016. Previously, Mr. Haley served as the Chief Executive Officer and Chairman of the Board of Directors of Towers Watson since January 1, 2010,

Willis Towers Watson plc

and as President since October 3, 2011. Prior to that, Mr. Haley served as President and Chief Executive Officer of Watson Wyatt beginning on January 1, 1999, as Chairman of the Board of Watson Wyatt beginning in 1999 and as a director of Watson Wyatt beginning in 1992. Mr. Haley joined Watson Wyatt in 1977. Prior to becoming President and Chief Executive Officer of Watson Wyatt, he was the Global Director of the Benefits Group at Watson Wyatt. Mr. Haley is a Fellow of the Society of Actuaries, and a member of the American Academy of Actuaries and the Conference of Consulting Actuaries. He is also a co-author of Fundamentals of Private Pensions (University of Pennsylvania Press). Mr. Haley also serves on the board of MAXIMUS, Inc., a provider of health and human services program management, consulting services and system solutions, and previously served on the board of Hudson Global, Inc., an executive search, specialty staffing and related consulting services firm. He has an A.B. in Mathematics from Rutgers College and studied under a Fellowship at the Graduate School of Mathematics at Yale University.
Carl A. Hess (age 54) - Mr. Hess has served as Co-Head of North America at Willis Towers Watson since January 4, 2016. Previously, Mr. Hess served as Managing Director, The Americas of Towers Watson since February 1, 2014, and prior to that, he served as the Managing Director of Towers Watson’s Investment business since January 1, 2010. Prior to that, Mr. Hess worked in a variety of roles over 20 years at Watson Wyatt, lastly as Global Practice Director of Watson Wyatt’s Investment business. Mr. Hess is a Fellow of the Society of Actuaries and the Conference of Consulting Actuaries, and a Chartered Enterprise Risk Analyst. He has a bachelor’s degree cum laude in Logic and Language from Yale University.
Todd Jones (age 51) - Mr. Jones has served as Co-Head of North America at Willis Towers Watson since January 4, 2016. Previously, Mr. Jones served as an executive officer and Chief Executive Officer of Willis North America since July 1, 2013. Mr. Jones joined Willis in 2003 as the North American Practice Leader for Willis’ Executive Risks Practice and served as the President of Willis North America from 2010 to 2013. Mr. Jones also served as a National Partner for the Northeast Region. Prior to joining Willis, Mr. Jones held various leadership roles in the insurance brokerage industry. Before entering the brokerage industry, he was a financial analyst and corporate banker for a regional bank that is now part of Wells Fargo, focusing on the telecommunications industry. He holds a bachelor’s degree in Business from Wake Forest University and an M.B.A. from the Stern School of Business at New York University.
Roger F. Millay (age 58) - Mr. Millay has served as Chief Financial Officer at Willis Towers Watson since January 4, 2016. Previously, Mr. Millay served as Vice President and Chief Financial Officer of Towers Watson since January 1, 2010, and he previously held the same position at Watson Wyatt since August 2008. Prior to joining Watson Wyatt, Mr. Millay was with Discovery Communications LLC, a global cable TV programmer and digital media provider, where he served as Senior Executive Vice President and Chief Financial Officer beginning in 2006. At Discovery, he was responsible for the global financial functions, including accounting, treasury, budgeting, audit and tax. From 1999 to 2006, Mr. Millay was Senior Vice President and Chief Financial Officer with Airgas, Inc., an industrial gases and supplies distributor and producer. Mr. Millay has over 25 years of experience in financial officer positions, including roles at Arthur Young & Company, Citigroup, and GE Capital. He holds a bachelor’s degree from the University of Virginia and a master’s degree in Accounting from Georgetown University’s Graduate School of Business, and he is a Certified Public Accountant.
Paul G. Morris (age 51) - Mr. Morris has served as Head of Western Europe at Willis Towers Watson since January 4, 2016. Previously, Mr. Morris served as Managing Director for Towers Watson in Europe, the Middle East and Africa since September 1, 2011. Prior to that, Mr. Morris served as Director, Consulting Services, for Towers Watson beginning January 1, 2010. Mr. Morris served as a Managing Consultant of Watson Wyatt from 2005 until the consummation of the merger of Towers Perrin and Watson Wyatt. He joined The Wyatt Company in 1988. Following the establishment of the global Watson Wyatt Worldwide alliance in 1995, Mr. Morris served as a Senior Consultant of Watson Wyatt Partners from 1995 through 1999 and became a partner in 1999. Mr. Morris is a Fellow of the Society of Actuaries, a Member of the Institute of Actuaries, and has a bachelor’s degree in Applied Mathematics from Harvard College and an M.Sc. in Applied Mathematics from Harvard Graduate School of Arts and Sciences.
David Shalders (age 49) - Mr. Shalders has served as Operations and Technology Director at Willis Towers Watson since January 4, 2016. Previously, Mr. Shalders served as an executive officer and Group Operations & Technology Director of Willis since November 4, 2013. Prior to joining Willis, Mr. Shalders spent over a decade in senior operations and IT roles at the Royal Bank of Scotland Group, most recently as Global COO for Global Banking and Markets. Mr. Shalders also held roles as Head of London & Asia Operations and Head of Derivative Operations for NatWest at RBS. Prior to RBS, Mr. Shalders held various IT and Operations leadership roles at Accenture, JP Morgan and SG Warburg. He has an M.A. in Geography from Cambridge University and an M.Sc. in Computer Science from The London School of Economics.
Gene H. Wickes (age 63) - Mr. Wickes has served as an Executive Sponsor of the combined Willis Towers Watson merger integration team since January 4, 2016 and will become the Head of Exchange Solutions and an Executive Officer at Willis

About Willis Towers Watson

Towers Watson on April 1, 2016.  Previously, he served as the Managing Director of the Benefits business segment of Towers Watson from January 1, 2010 until the closing of the Willis Towers Watson merger.  Previously, he served as the Global Director of the Benefits Practice of Watson Wyatt beginning in 2005 and as a member of Watson Wyatt’s Board of Directors from 2002 to 2007. Mr. Wickes was Watson Wyatt’s Global Retirement Practice Director in 2004 and the U.S. West Division’s Retirement Practice Leader from 1997 to 2004. Mr. Wickes joined Watson Wyatt in 1996 as a senior consultant and consulting actuary. Prior to joining Watson Wyatt, he spent 18 years with Towers Perrin, where he assisted organizations with welfare, retirement, and executive benefit issues. Mr. Wickes is a Fellow of the Society of Actuaries and a member of the Conference of Consulting Actuaries, and has a B.S. in Mathematics and Economics, an M.S. in Mathematics and an M.S. in Economics, all from Brigham Young University.
Timothy D. Wright (age 54) - Mr. Wright has served as Head of Corporate Risk & Broking at Willis Towers Watson since January 4, 2016.  Previously, Mr. Wright served as an executive officer at Willis Group beginning in 2008.  In 2011, he was appointed as CEO of Willis International, and before that served as Group Chief Operating Officer from 2008 to 2011.  Prior to joining the Willis Group, he was a Partner of Bain & Company where he led their Financial Services practice in London.  Mr. Wright was previously UK Managing Partner of Booz Allen & Hamilton and led their insurance work globally.  He has almost 30 years of experience in the insurance and financial service industries internationally.  Mr. Wright graduated with a degree in Law from Manchester University and received his PhD in Public International Law from Cambridge University.

Willis Towers Watson plc

Item 1A - Risk Factors
In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following are some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements. These risk factors should be carefully considered in evaluating our business. The descriptions below are not the only risks and uncertainties that we face. Additional risks and uncertainties that are presently unknown to us may also impair our business operations, financial condition or results. If any of the risks and uncertainties below or other risks were to occur, our business operations, financial condition or results of operations could be materially and adversely impacted. With respect to the tax-related consequences of acquisition, ownership and disposal of ordinary shares, you should consult with your own tax advisors.
Risks Relating to our Business
Demand for our services could decrease for various reasons, including a general economic downturn, a decline in a client’s or an industry’s financial condition or prospects, or a decline in defined benefit pension plans or the purchasing of insurance that could materially adversely affect our results of operations.
We can give no assurance that the demand for our services will grow or that we will compete successfully with our existing competitors, new competitors or our clients’ internal capabilities. Client demand for our services may change based on the clients’ needs and financial conditions.
Our results of operations are affected directly by the level of business activity of our clients, which in turn are affected by the level of economic activity in the industries and markets that they serve. Economic slowdowns in some markets have caused and may continue to cause reduction in discretionary spending by our clients, result in longer client payment terms, an increase in late payments by clients and an increase in uncollectible accounts receivable, each of which may reduce the demand for our services, increase price competition and adversely impact our growth, profit margins and liquidity. If our clients enter bankruptcy or liquidate their operations (which has already occurred with respect to some of our current clients), our revenues could be materially adversely affected.
While it is difficult to predict the consequences of any further deterioration in global economic conditions on our business, any significant reduction or delay by our clients in purchasing our services or insurance or making payment of premiums could have a material adverse impact on our financial condition and results of operations. In addition, the potential for a significant insurer to fail, be downgraded or withdraw from writing certain lines of insurance coverages that we offer our clients could negatively impact overall capacity in the industry, which could then reduce the placement of certain lines and types of insurance and reduce our revenues and profitability. The potential for an insurer to fail or be downgraded could also result in errors and omissions claims by clients.
In addition, the demand for many of our core benefit services, including compliance-related services, is affected by government regulation and taxation of employee benefit plans. Significant changes in tax or social welfare policy or other regulations could lead some employers to discontinue their employee benefit plans, including defined benefit pension plans, thereby reducing the demand for our services. A simplification of regulations or tax policy also could reduce the need for our services.
We could be subject to claims arising from our work, as well as government inquiries and investigations, which could materially adversely affect our reputation, business and financial condition.
We depend in large part on our relationships with clients and our reputation for high-quality services to secure future engagements. Clients that become dissatisfied with our services may terminate their business relationships with us, and clients and third parties that claim they suffered damages caused by our services may bring lawsuits against us. We are subject to various actual and potential claims, lawsuits, investigations and other proceedings relating principally to alleged errors and omissions in connection with the provision of our services or the placement of insurance and reinsurance in the ordinary course of business. Because we often assist our clients with matters, including actuarial services and the placement of insurance coverage and the handling of related claims, involving substantial amounts of money, errors and omissions claims against us may arise that allege our potential liability for all or part of the substantial amounts in question. The nature of our work, particularly our actuarial services, necessarily involves the use of assumptions and the preparation of estimates relating to future and contingent events, the actual outcome of which we cannot know in advance. Our actuarial and brokerage services also rely on substantial amounts of data provided by clients, the accuracy and quality of which we cannot ensure. In addition, we could make computational, software programming or data management errors in connection with the services we provide to clients.
Clients may seek to hold us responsible for alleged errors or omissions related to any of the brokerage advice and services we provide, including when claims they submit to their insurance carriers are disputed or denied.  For example, clients may make:

Risk factors

•	Claims that appropriate and necessary coverage was not obtained, leaving clients without insurance coverage for some or all of its losses;

•	Claims that misrepresentations were made regarding the scope of coverage provided by their insurance policies; and

•	Claims that notice of a claim was not timely made to all involved carriers resulting in a limitation or denial of coverage based on late notice.
Given that many of our clients have very high insurance policy limits to cover all of their risks, alleged errors and omissions claims against us arising from disputed or denied claims are often significant.  Therefore, our exposure to liability on any particular engagement is often substantially greater than the revenue that the engagement generates for us. Moreover, in a number of markets and in various circumstances, our brokerage terms of business do not limit the maximum liability to which we may be exposed for claims involving alleged errors or omissions; and as such, we do not have limited liability for the work we provide to the associated clients.
Clients may seek to hold us responsible for the financial consequences of variances between assumptions and estimates and actual outcomes or for errors. For example, clients may make:

•	Claims that actuarial assumptions were unreasonable or that there were computational errors leading to pension plan underfunding or under-reserving for insurance claim liabilities;

•	Claims of failure to review adequately or detect deficiencies in data, which could lead to an underestimation of pension plan or insurance claim liabilities; and

•	Claims that employee benefit plan documents were misinterpreted or plan amendments were faulty, leading to unintended plan benefits or overpayments to beneficiaries.
Given that we frequently work with large pension funds and insurance companies, relatively small percentage errors or variances can create significant financial variances and result in significant claims for unintended or unfunded liabilities. The risks from such variances or errors could be aggravated in an environment of declining pension fund asset values and insurance company capital levels. In almost all cases, our exposure to liability with respect to a particular engagement is substantially greater than the revenue opportunity that the engagement generates for us.
In the case of liability for pension plan actuarial errors, a client’s claims might focus on the client’s alleged reliance that actuarial assumptions were reasonable and, based on such reliance, the client made benefit commitments the client may later claim are not affordable or funding decisions that result in plan underfunding if and when actual outcomes vary from actuarial assumptions.
We are also subject to actual and potential claims, lawsuits, investigations and proceedings outside of errors and omissions claims. An example of material claims for which we are subject that are outside of the error and omissions claims context relate to those arising out of the collapse of The Stanford Financial Group, for which we acted as brokers of record on certain lines of insurance. We could be required to increase our financial reserve on the Stanford litigation, which could cause a material adverse effect on our financial statements or reputation.
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
Lawsuits arising out of any of our services could adversely affect our financial performance and financial condition and could result in increased insurance costs or a reduction in the amount of available insurance coverage. In addition to defense costs and liability exposure, which may be significant, claims may produce negative publicity that could hurt our reputation and business and could require substantial amounts of management attention, which could affect management’s focus on operations.
Finally, we may be subject to inquiries and investigations by federal, state or other governmental agencies regarding aspects of our clients’ businesses or our own businesses, especially regulated businesses such as our broker-dealer and investment advisory services. Such inquiries or investigations may consume significant management time and result in regulatory

Willis Towers Watson plc

sanctions, fines or other actions as well as significant legal fees, which could have a material adverse impact on our business, results of operations and liquidity.
Our compliance systems and controls cannot guarantee that we comply with all applicable federal and state or foreign laws and regulations, and actions by regulatory authorities or changes in applicable laws and regulations in the jurisdictions in which we operate may have an adverse effect on our business.
Our activities are subject to extensive regulation under the laws of the United States, the United Kingdom, the European Union and its member states, and the other jurisdictions around the world in which we operate. In addition, we own an interest in a number of associates where we do not exercise management control. Over the last few years, regulators across the world are increasingly seeking to regulate brokers who operate in their jurisdictions. The foreign and U.S. laws and regulations applicable to our operations are complex, continually evolving and may increase the costs of regulatory compliance, limit or restrict the products or services we sell or subject our business to the possibility of regulatory actions or proceedings. These laws and regulations include insurance and financial industry regulations, economic and trade sanctions laws relating to countries such as Cuba, Iran, Russia, Sudan and Syria, anti-corruption laws such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar local laws prohibiting corrupt payments to governmental officials and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act in the U.S., as well as import and export restrictions and laws and regulations related to data privacy and cyber security.
In most jurisdictions, governmental and regulatory authorities have the ability to interpret and amend these laws and regulations and impose penalties for non-compliance, including sanctions, civil remedies, monetary fines, injunctions, revocation of licenses or approvals, suspension of individuals, limitations on business activities or redress to clients. While we believe that we have substantially increased our focus on the geographic breadth of regulations to which we are subject, maintain good relationships with our key regulators and our current systems and controls are adequate, we cannot assure that such systems and controls will prevent any violations of any applicable laws and regulations. In particular, given the challenges of integrating operations, many of which are de-centralized, we cannot assure that our newly-acquired entities’ business systems and controls have prevented or will prevent any and all violations of applicable laws or regulations.
Data security breaches or improper disclosure of confidential company or personal data could result in material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
We depend on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners and clients. Computer viruses, hackers and other external hazards, as well as improper or inadvertent staff behavior could expose confidential company and personal data systems to security breaches. Additionally, one of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their customers and/or employees. These increased risks, and expanding regulatory requirements regarding data security could expose us to data loss, monetary and reputational damages and significant increases in compliance costs.
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
We are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other individually identifiable information. If any person, including any of our colleagues, fails to comply with, disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, accident, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our colleagues or third parties, could result in significant additional expenses (including expenses relating to notification of data security breaches and costs of credit monitoring services), negative publicity, legal liability and damage to our reputation, as well as require substantial resources and effort of management, thereby diverting management’s focus and resources from business operations.
We have experienced a number of data incidents, resulting from human error as well as attempts at unauthorized access to our systems. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this

Risk factors

information. However, we cannot entirely eliminate the risk of data security breaches, improper access to or disclosure of confidential company or personally identifiable information. Our technology may fail to adequately secure the private information we hold and protect it from theft, computer viruses, hackers or inadvertent loss. In such circumstances, we may be held liable to our clients, which could result in legal liability or impairment to our reputation resulting in increased costs or loss of revenue. Further, data privacy, information security, identity theft, and related computer and internet issues are matters of growing public concern and are subject to frequently changing rules and regulations. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements and customer expectations in this area could result in legal liability or impairment to our reputation.
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
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
Should we experience a disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience near-term operational challenges with regard to particular areas of our operations.
In particular, our ability to recover from any disaster or other business continuity problem will depend on our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster.
We will continue to regularly assess and take steps to improve upon our business continuity plans. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.
Damage to our reputation could damage our businesses.
Maintaining a positive reputation is critical to our ability to attract and maintain relationships with clients and colleagues. Damage to our reputation could therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory action, failure to deliver minimum standards of service and quality, compliance failures and unethical behavior. Negative publicity, whether or not true, may also result in harm to our prospects.
We could also suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. Identifying conflicts of interest may prove particularly difficult in the near-term while we bring together and integrate Legacy Willis, Legacy Towers Watson and Gras Savoye.  In addition, we may encounter more conflicts of interest than anticipated in connection with the Merger or the Gras Savoye acquisition and we may not be able to adequately address such conflicts of interest.

Willis Towers Watson plc

The failure or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with us, or give rise to litigation or enforcement actions. There can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us.
Our ability to successfully manage ongoing organizational changes could impact our business results.
We have recently undergone several significant business and organizational changes, including the Merger, the acquisitions of Gras Savoye, and Miller Insurance Services, LLP, and our ongoing multi-year operational improvement program. In addition, as we have experienced, competition to retain or recruit talent is heightened in a challenging rate environment or during a time when we are experiencing significant change. Effectively managing these organizational changes is critical to retaining talent, servicing clients and our business success overall. The failure to effectively manage such risks could adversely impact our business or financial results.
We do not control the premiums on which our commissions are based, and volatility or declines in premiums may seriously undermine our profitability.
We derive significant revenues from commissions for brokerage services and do not determine the insurance premiums on which our commissions are generally based. Commission levels generally follow the same trend as premium levels, as they are a percentage of the premiums paid by the insureds. Fluctuations in the premiums charged by the insurance carriers can therefore have a direct and potentially material impact on our results of operations. Due to the cyclical nature of the insurance market and the impact of other market conditions on insurance premiums, commission levels may vary widely between accounting periods. A period of low or declining premium rates, generally known as a ‘soft’ or ‘softening’ market, generally leads to downward pressure on commission revenues and can have a material adverse impact on our commission revenues and operating margin. A ‘hard’ or ‘firming’ market, during which premium rates rise, generally has a favorable impact on our commission revenues and operating margin. Rates, however, vary by geography, industry and client segment. We have been and continue to be negatively impacted by soft market conditions across certain sectors and geographic regions. In addition, insurance carriers may seek to reduce their expenses by reducing the commission rates payable to insurance agents or brokers such as ourselves. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly undermine our profitability.
We could incur substantial losses, including with respect to our own cash and fiduciary cash held on behalf of insurance companies and clients, if one of the financial institutions we use in our operations failed.
We maintain significant cash balances at various U.S. depository institutions that are significantly in excess of the U.S. Federal Deposit Insurance Corporation insurance limits. We also maintain significant cash balances in foreign financial institutions. A significant portion of this cash is fiduciary cash held on behalf of insurance companies or clients. If one or more of the institutions in which we maintain significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and we could face a material liquidity problem and potentially material financial losses. We would also be liable to claims made by the insurance companies or our clients regarding the fiduciary cash held on their behalf.
Accepting market derived income (MDI) may cause regulatory or other scrutiny, which may have a material and adverse effect on our business.
Insurance intermediaries have traditionally been remunerated by commission or fees paid by clients. Intermediaries also obtain revenue from insurance carriers. This is commonly known as market derived income or ‘MDI’. MDI takes a variety of forms, including volume- or profit-based contingent commissions, facilities administration charges, business development agreements, and fees for providing certain data to carriers.
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

Risk factors

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
The ongoing uncertainty and volatility in the financial markets related to the U.S. budget deficit, the UK’s potential exit from the European Union, the European sovereign debt crisis and the state of the U.S. economic recovery may adversely affect the Company’s operating results.
Global financial markets continue to experience disruptions, including increased volatility, and diminished liquidity and credit availability. In particular, developments in Europe have created uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations. This debt crisis and related European financial restructuring efforts may cause the value of the Euro to deteriorate, reducing the purchasing power of our European clients and reducing the translation of Euro based revenues into U.S. dollars. For the year ended December 31, 2015, approximately 11% of Legacy Willis revenues were derived from countries which use the Euro as their primary currency. In the event that one or more countries were to replace the Euro with their legacy currency, then the Company’s sales in and to such countries, or Europe generally, would likely be adversely affected until stable exchange rates were established. In addition, the European crisis is contributing to instability in global credit markets. If global economic and market conditions, or economic and financial market conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, our clients may respond by suspending, delaying or reducing their expenditures, which may adversely affect our cash flows and results of operations. Finally, the UK may seek to leave the European Union (the ‘EU’) and adopt an as yet unknown relationship with the EU.  If this occurred, it could affect economic or market conditions in all of Europe and beyond and could contribute to instability in global credit markets.  Any such exit by the UK from the EU could have a material adverse affect on us and our operations.
The loss of key colleagues could damage or result in the loss of client relationships and could result in such colleagues competing against us.
Our success depends on our ability to attract, retain and motivate qualified personnel, including key managers and colleagues. In addition, our success largely depends upon our colleagues’ abilities to generate business and provide quality services. In particular, our colleagues’ business relationships with our clients are a critical element of obtaining and maintaining client engagements. If we lose colleagues who manage substantial client relationships or possess substantial experience or expertise or if we are unable to successfully attract new talent, it could materially adversely affect our ability to secure and complete engagements, which would materially adversely affect our results of operations and prospects. In addition, we have experienced intense competition for certain types of colleagues in the past, and if any of our key colleagues were to join a competitor or form a competing company or we are unable to continue to recruit key colleagues, existing and potential clients could choose to use the services of that competitor instead of Willis Towers Watson’s services.
Over time, the trend of employers shifting from defined benefit plans to defined contribution plans could materially adversely affect our business and results of operations.
Our retirement consulting and actuarial business comprises a substantial portion of our revenue and profit. We provide clients with actuarial and consulting services relating to both defined benefit and defined contribution pension plans. Defined benefit pension plans generally require more actuarial services than defined contribution plans because defined benefit plans typically involve large asset pools, complex calculations to determine employer costs, funding requirements and sophisticated analysis to match liabilities and assets over long periods of time. If organizations shift to defined contribution plans more rapidly than we anticipate, or if we are unable to otherwise compensate for the decline in our business that results from employers moving away from defined benefit plans, our business operations and related results of operations will be materially adversely affected.
Our significant non-U.S. operations, particularly our London market operations, expose us to exchange rate fluctuations and various other risks that could impact our business.
A significant portion of our operations is conducted outside the United States. Accordingly, we are subject to legal, economic and market risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates; imposition of limitations on conversion of foreign currencies into pounds sterling or dollars or remittance of dividends

Willis Towers Watson plc

and other payments by foreign subsidiaries; hyperinflation in certain foreign countries; imposition or increase of investment and other restrictions by foreign governments; and the requirement of complying with a wide variety of foreign laws.
We report our operating results and financial condition in U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. In our London market operations, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in pounds sterling. Outside the United States and our London market operations, we predominantly generate revenue and expenses in the local currency. The table below gives an approximate analysis of revenues and expenses by currency for Legacy Willis operations in 2015.

	US Dollars	Pounds Sterling	Euros	Other currencies
Revenues	58%	9%	13%	20%
Expenses	47%	25%	8%	20%
Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. Furthermore, the mismatch between pounds sterling revenues and expenses, together with any net sterling balance sheet position we hold in our U.S. dollar denominated London market operations, creates an exchange exposure.
For example, as the pound sterling strengthens, the U.S. dollars required to be translated into pounds sterling to cover the net sterling expenses increase, which then causes our results to be negatively impacted. However, any net sterling asset we are holding will be more valuable when translated into U.S. dollars. Given these facts, the strength of the pound sterling relative to the U.S. dollar has in the past had a material negative impact on our reported results. This risk could have a material adverse effect on our financial condition, cash flow and results of operations in the future.
In conducting our businesses around the world, we are subject to political, economic, legal, cultural, market, nationalization, operational and other risks that are inherent in operating in many countries.
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

•
the practical challenge and costs of complying, or monitoring compliance, with a wide variety of foreign laws (some of which are evolving or not as well-developed as the laws of the U.S. or UK or which may conflict with U.S. or other sources of law), laws and regulations applicable to insurance brokers and other business operations abroad (in more than 120 countries including many countries in Africa), including laws, rules and regulations relating to the conduct of business, trade sanctions laws administered by the U.S. Office of Foreign Assets Control, the EU, the UK and the UN, and the requirements of the U.S. Foreign Corrupt Practices Act as well as other anti-bribery and corruption rules and requirements in all of the countries in which we operate; and

•	the practical challenge and costs of complying with local regulation for our operating subsidiaries across the globe.

Risk factors

Our clients could terminate or reduce our services at any time, which could decrease associate utilization, adversely impacting our profitability and results of operations.
For consulting, advisory and similar engagements, our clients generally are able to terminate or reduce our engagements at any time. If a client reduces the scope of, or terminates the use of, our services with little or no notice, our associate utilization will decline. In such cases, we will need to rapidly re-deploy our colleagues to other engagements (if possible) in order to minimize the potential negative impact on our financial performance. In addition, because a sizeable portion of our work is project-based rather than recurring in nature, our associate utilization will depend on our ability to continually secure additional engagements.
Our quarterly revenues could fluctuate while our expenses are relatively fixed.
Quarterly variations in our revenues and results of operations have occurred in the past and could occur as a result of a number of factors, such as:

•	the significance of client engagements commenced and completed during a quarter;

•	the seasonality of certain types of services. For example, our Retirement revenues typically are more heavily weighted toward the first and fourth quarters of the calendar year;

•	the number of business days in a quarter;

•	colleague hiring and utilization rates;

•	clients’ ability to terminate engagements without penalty;

•	the size and scope of assignments; and

•	general economic conditions.
A sizeable portion of our total operating expenses is relatively fixed, encompassing the majority of administrative, occupancy, communications and other expenses, depreciation and amortization, and salaries and employee benefits excluding fiscal year-end incentive bonuses. Therefore, a variation in the number of client assignments or in the timing of the initiation or the completion of client assignments or our inability to forecast demand can cause significant variations in quarterly operating results and could result in losses and volatility in our stock price.
Improper management of our engagements could hurt our financial results.
Most of our consulting services contracts are structured on a fixed-fee basis or a time-and-expense basis. The profitability of our fixed-fee engagements depends on our ability to correctly estimate the costs and timing required for completion of the engagements and our ability to control our costs and improve our efficiency. The profitability of the engagements that are priced on a time-and-expense basis depends on our ability to maintain competitive billing rates, as well as our ability to control our costs. If we do not correctly estimate the costs and manage the performance of our engagements, we may incur losses on individual engagements and experience lower profit margins and, as a result, our overall financial results could be materially adversely affected.
Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations decrease the need for our services or increase our costs.
A material portion of our revenue is affected by statutory changes. Many areas in which we provide services are the subject of government regulation, which is constantly evolving. For example, our activities in connection with insurance brokerage services are subject to regulation and supervision by national, state or other authorities. Insurance laws in the markets in which we operate are often complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. That supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokerage in the markets in which we currently operate is dependent upon our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these locations.
Changes in government and accounting regulations in the United States and the United Kingdom, two of our principal geographic markets, affecting the value, use or delivery of benefits and human capital programs, including recent changes in regulations relating to health care (such as medical plans), defined contribution plans (such as 401(k) plans), defined benefit plans (such as pension plans) or executive compensation, may materially adversely affect the demand for, or the profitability of,

Willis Towers Watson plc

our services. In addition, more restrictive rules or interpretations of the federal Centers for Medicare Services marketing rules, or judicial decisions that restrict or otherwise change existing provisions of U.S. healthcare regulation, could have a material adverse impact on our Exchange Solutions business. Further, changes to insurance regulatory schemes, or our failure to keep pace with such changes, could negatively affect demand for services in our Investment, Risk and Reinsurance business segment. For example, our continuing ability to provide investment advisory services depends on compliance with the rules and regulations in each of these jurisdictions. Any failure to comply with these regulations could lead to disciplinary action, including compensating clients for loss, the imposition of fines or the revocation of the authorization to operate as well as damage to our reputation.
In addition, we have significant operations throughout the world, which further subject us to applicable laws and regulations of countries outside the United States and the United Kingdom. Changes in legislation or regulations and actions by regulators in particular countries, including changes in administration and enforcement policies, could require operational improvements or modifications, which may result in higher costs or hinder our ability to operate our business in those countries.
If we are unable to adapt our services to applicable laws and regulations, our ability to provide effective services in these areas will be substantially diminished.
Our business could be negatively affected by recently enacted or future legislative or regulatory activity concerning compensation consultants.
Recent legislative and regulatory activity in the United States has focused on the independence of compensation consultants retained to provide advice to compensation committees of publicly traded companies. In 2009, the SEC published final rules, which became effective in 2010, with respect to issuer disclosures on compensation consultants. Among other requirements, the rules require disclosure of fees paid to compensation consultants as well as a description of any additional services provided to the issuer by the compensation consultant and its affiliates and the aggregate fees paid for such services. Due in part to this regulation and continued legislative activity, some clients of Legacy Towers Watson decided to terminate their relationships with the respective company (either with respect to compensation consulting services or with respect to other consulting services) to avoid perceived or potential conflicts of interest.
In addition, in 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which requires the SEC to issue rules directing national securities exchanges and associations to require the compensation committee of a listed company to consider the independence of an advisor when selecting a compensation consultant. The SEC was also required to identify factors affecting independence.
The final rules and NASDAQ listing standards do not require that the selected compensation consultant be independent, only that the compensation committee considers independence before selecting a compensation consultant. However, if companies’ compensation committees elect to engage compensation consultants that do not perform any other services for the company, then this could cause additional clients to terminate their relationships with us (either with respect to compensation consulting services or with respect to other consulting services) to avoid perceived or potential conflicts of interest. The Merger could further exacerbate this problem for us as the combined company provides other (non-executive compensation) services to more clients and provides a greater aggregate amount of services to such clients. If this happens, the future termination of such relationships could have a material adverse effect on our business, financial condition and results of operations.
In addition, due in part to such regulation and continued legislative activity, some former Legacy Towers Watson consultants terminated their relationships with us, and many have begun to compete with us or have indicated that they intend to compete with us. Such talent migration, and any future such talent migration, could have a material adverse effect on our business, financial condition and results of operations.
Competition could result in loss of our market share and reduced profitability.
The markets for our principal services are highly competitive. Our competitors include other insurance brokerage, human capital and risk management consulting and actuarial firms, as well as the human capital and risk management divisions of diversified professional services, insurance, brokerage and accounting firms and specialist, regional and local firms.
Competition for business is intense in all of our business lines and in every insurance market, and Marsh & McLennan and Aon, for examples, have greater market share in certain lines of business than we do. Some of our competitors have greater financial, technical and marketing resources than us, which could enhance their ability to finance acquisitions, fund internal growth and respond more quickly to professional and technological changes. Some competitors have or may develop a lower cost structure, or have more tax-efficient operations. New competitors or alliances among competitors could emerge, creating additional

Risk factors

competition and gaining significant market share, resulting in a loss of business for us and a corresponding decline in revenues and profit margin. In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would also have an adverse effect on our revenues and profit margin.
The human capital and risk management consulting industries are highly competitive. We face strong competition from several sources.  Our principal competitors in the pension consulting industry are Mercer HR Consulting (a Marsh & McLennan company) and Aon Hewitt Consulting (an Aon company). Beyond these large players, the global HR consulting industry is highly fragmented.
Our competitors in the insurance consulting and software industry include Milliman, Oliver Wyman (a Marsh & McLennan company), the big four accounting firms and SunGard. Aon Hewitt, Buck Consultants (a Xerox Company), Connextions (a United Healthcare company) and Mercer (a Marsh & McLennan company) are among our competitors in the insurance exchange industry. With the implementation of the Patient Protection and Affordable Care Act, we also compete with the public exchanges run by the U.S. federal and state governments. With the acquisition of Acclaris, we now compete with providers of account-based health plans and consumer-directed benefits such as WageWorks and HealthEquity.
Consolidation in the industries that we serve could materially adversely affect our business.
Companies in the industries that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our clients merge or consolidate and combine their operations, we may experience a decrease in the amount of services we perform for these clients. If one of our clients merges or consolidates with a company that relies on another provider for its services, we may lose work from that client or lose the opportunity to gain additional work. The increased market power of larger companies could also increase pricing and competitive pressures on us. Any of these possible results of industry consolidation could materially adversely affect our revenues and profits.
Our growth strategy depends, in part, on our ability to make acquisitions, and if we have difficulty in acquiring, overpay for, or are unable to acquire other businesses, our business may be materially adversely affected.
Our growth depends in part on our ability to make acquisitions. We may not be successful in identifying appropriate acquisition candidates or consummating acquisitions on terms acceptable or favorable to us, on the proposed timetables, or at all. We also face additional risks related to acquisitions, including that we could overpay for acquired businesses and that any acquired business could significantly underperform relative to our expectations. If we are unable to identify and successfully make acquisitions, our business could be materially adversely affected.
We face risks when we acquire or divest businesses, and may have difficulty integrating or managing acquired businesses, or with effecting internal reorganizations, which may harm our business, financial condition, results of operations or reputation.
We may acquire other companies or divest certain businesses in the future. We cannot be certain that our acquisitions will be accretive to earnings or that our acquisitions or divestitures will otherwise meet our operational or strategic expectations. Acquisitions involve special risks, including the potential assumption of unanticipated liabilities and contingencies and difficulties in integrating acquired businesses, and acquired businesses may not achieve the levels of revenue, profit or productivity we anticipate or otherwise perform as we expect. In addition, if the operating performance of an acquired business deteriorates significantly, we may need to write down the value of the goodwill and other acquisition-related intangible assets recorded on our balance sheet.
We may be unable to effectively integrate an acquired business into our organization, and may not succeed in managing such acquired businesses or the larger company that results from such acquisitions. The process of integration of an acquired business may subject us to a number of risks, including:

•	Diversion of management attention;

•	Amortization of intangible assets, adversely affecting our reported results of operations;

•	Inability to retain the management, key personnel and other employees of the acquired business;

•	Inability to establish uniform standards, controls, systems, procedures and policies;

•	Inability to retain the acquired company’s clients;

Willis Towers Watson plc

•	Exposure to legal claims for activities of the acquired business prior to acquisition; and

•	Incurrence of additional expenses in connection with the integration process.
We may also face similar challenges in effecting internal reorganizations. If acquisitions or internal reorganizations are not successfully integrated, our business, financial condition and results of operations could be materially adversely affected, as well as our professional reputation.
We also own an interest in a number of associates where we do not exercise management control and we are therefore limited in our ability to direct or manage the business to realize the anticipated benefits that we can achieve if we had full ownership.
We advise or act on behalf of clients regarding investments whose results are not guaranteed, and clients that experience investment return shortfalls may assert claims against us.
We provide advice on both asset allocation and selection of investment managers. For some clients, we are responsible for making decisions on both these matters, or we may serve in a fiduciary capacity. Asset classes may experience poor absolute performance, and investment managers may underperform their benchmarks; in both cases the investment return shortfall can be significant. Clients experiencing this underperformance may assert claims against us, and such claims may be for significant amounts. Defending against these claims can involve potentially significant costs, including legal defense costs. Our ability to limit our potential liability may be limited in certain jurisdictions or in connection with claims involving breaches of fiduciary duties or other alleged errors or omissions.
Our investment activities may require specialized operational competencies, and if we fail to properly execute our role in cash and investment management, our clients or third parties may assert claims against us.
For certain clients, we are responsible for some portions of cash and investment management, including rebalancing of investment portfolios and guidance to third parties on structure of derivatives and securities transactions. Our failure to properly execute our role can cause monetary damage to our clients or such third parties for which we might be found liable, and such claims may be for significant amounts. Defending against these claims can involve potentially significant costs, including legal defense costs. Our ability to limit our potential liability may be constrained in certain jurisdictions.
New product or service offerings may carry greater risk of liability and regulatory action than existing or historical product or service offerings.
We continue to grow the business of providing products and services to institutional investors, financial services companies and other clients. The risk of claims from these lines of business and related products and services may be greater than from our core businesses, and such claims may be for significant amounts. For example, we may assist a pension plan to hedge its exposure to changes in interest rates. If the hedge does not perform as expected, we could be exposed to claims. Contractual provisions intended to mitigate risk may not be enforceable. Other examples of recently implemented ventures that may increase our exposure to client and regulator claims include pooled investment solutions in various jurisdictions in our Investment line of business; new licensed work and expansion into new jurisdictions in our Health and Group Benefits line of business; and in our Retirement line of business, establishing and servicing structures to facilitate the funding of our clients’ employee benefit plans. In addition, with respect to some of these new ventures, we may enter into arrangements that need to be examined to determine whether they fall under the variable interest entity (VIE) accounting guidance. The structure of such arrangements could require us to consolidate assets or liabilities on which we do not have risk of loss.
Our business performance and growth plans could be negatively affected if we are not able to effectively apply technology to drive value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology and related tools.
Our success depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments in a timely and cost-effective manner, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant cost. Our competitors are seeking to develop competing technologies, and their success in this space may impact our ability to differentiate our services to our clients through the use of unique technological solutions. If we cannot offer new technologies as quickly or effectively as our competitors or if our competitors develop more cost-effective technologies, it could have a material adverse effect on our ability to obtain and complete client engagements.

Risk factors

Limited protection of our intellectual property could harm our business, and we face the risk that our services or products may infringe upon the intellectual property rights of others.
We cannot guarantee that trade secret, trademark and copyright law protections are adequate to deter misappropriation of our intellectual property (including our software, which may become an increasingly important part of our business). Existing laws of some countries in which we provide services or products may offer only limited protection of our intellectual property rights. Redressing infringements may consume significant management time and financial resources. Also, we may be unable to detect the unauthorized use of our intellectual property and take the necessary steps to enforce our rights, which may have a material adverse impact on our business, financial condition or results of operations. We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or our clients. These claims may harm our reputation, result in financial liability and prevent us from offering some services or products.
Insurance may become more difficult or expensive to obtain.
The availability, terms and price of insurance are subject to many variables, including general insurance market conditions, loss experience in related industries and in the actuarial and benefits consulting industry, and the specific claims experience of an individual firm. We are subject to various regulatory requirements relating to insurance as well as client requirements. There can be no assurance that we will be able to obtain insurance at cost-effective rates or with reasonable retentions. Increases in the cost of insurance could affect our profitability and the unavailability of insurance to cover certain risks could have a material adverse effect on our financial condition or our ability to transact business in certain geographic areas, particularly in any specific period.
We have material pension liabilities that can fluctuate significantly.
We have material pension liabilities, some of which represented unfunded and underfunded pension and postretirement liabilities. Movements in the interest rate environment, inflation or changes in other assumptions that are used for the estimates of our benefit obligations and other factors could have a material effect on the level of liabilities in these plans at any given time. These pension plans have minimum funding requirements that may require material amounts of periodic additional funding. The need to make additional cash contributions may reduce our financial flexibility and increase liquidity risk by reducing the cash available to meet our other obligations, including the payment obligations under our credit facilities and other long-term debt, or other needs of our business.
Our Exchange Solutions business may be harmed if we lose our relationships with insurance carriers, fail to maintain good relationships with insurance carriers, become dependent upon a limited number of insurance carriers or fail to develop new carrier relationships.
Our Exchange Solutions business typically enters into contractual agency relationships with insurance carriers that are non-exclusive and terminable on short notice by either party for any reason. In many cases, insurance carriers also have the ability to amend the terms of our agreements unilaterally on short notice. Insurance carriers may be unwilling to allow us to sell their existing or new health insurance plans or may amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons or because of a reluctance to distribute their products through our exchange platform. Insurance carriers may decide to rely on their own internal distribution channels, including traditional in-house agents, carrier websites or other sales channels, or to market their own plans, and, in turn, could limit or prohibit us from marketing their plans. For example, in August 2011, one of Exchange Solutions’ largest insurance carrier partners discontinued the indirect distribution of Medicare supplement policies through all of their distribution vendors. As a result, our new Medicare supplement enrollments shifted to other insurance carriers that pay us lower commission rates on average. Insurance carriers may also choose to exclude us from their most profitable or popular plans or may determine not to distribute insurance plans in individual markets in certain geographies or altogether. Additionally, if one of the insurance carriers with which we are associated violates the law or comes under scrutiny by the Centers for Medicare & Medicaid Services (‘CMS’), CMS may impose sanctions on such carriers, resulting in a loss of supply of insurance plans that we are able to sell. The termination or amendment of our relationship with an insurance carrier could reduce the variety of health insurance plans we offer. We also could lose a source of, or be paid reduced commissions for, future sales and could lose renewal commissions for past sales. Our business could also be harmed if we fail to develop new carrier relationships or are unable to offer customers a wide variety of health insurance plans.
The private health insurance industry in the United States has experienced a substantial amount of consolidation over the past several years, resulting in a decrease in the number of insurance carriers. In the future, it may become necessary for us to offer insurance plans from a reduced number of insurance carriers or to derive a greater portion of our revenue from a more

Willis Towers Watson plc

concentrated number of carriers as our business and the health insurance industry evolve. For example, in the period from July 1, 2014 to June 30, 2015, the top five carriers accounted for an aggregate of approximately 72% of our commission revenue in our Retiree & Access Exchanges business. Each of these insurance carriers may terminate our agreements with them, and, in some cases, as a result of the termination we may lose our right to receive future commissions for policies we have sold. Should our dependence on a smaller number of insurance carriers increase, whether as a result of the termination of carrier relationships, further insurance carrier consolidation or otherwise, we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer health insurance plans from a relatively small number of carriers or where a small number of insurance carriers dominate the market. The termination, amendment or consolidation of our relationship with our insurance carriers could harm our business, results of operations and financial condition.
Changes and developments in the health insurance system in the United States could harm our Exchange Solutions business.
In 2010, the Federal government enacted significant reforms to healthcare legislation through the Patient Protection and Affordable Care Act (‘PPACA’), and the Healthcare and Education Reconciliation Act of 2010, (‘HCERA’), which we refer to collectively as (‘Healthcare Reform’). Our Exchange Solutions business depends upon the private sector of the United States insurance system, its role in financing health care delivery, and insurance carriers’ use of, and payment of commissions to, agents, brokers and other organizations to market and sell individual and family health insurance plans. Healthcare Reform contains provisions that have changed and will continue to change the industry in which we operate in substantial ways.
Many aspects of Healthcare Reform are not yet in effect or have only recently gone into effect. In addition, state governments have adopted, and will continue to adopt, changes to their existing laws and regulations in light of Healthcare Reform and related regulations. Future postponements of or changes to Healthcare Reform may not be beneficial to us.
Certain key members of Congress have expressed a desire to withhold the funding necessary to implement Healthcare Reform as well as the desire to replace or amend all or a portion of Healthcare Reform. Any partial or complete repeal or amendment or implementation difficulties, or uncertainty regarding such events, could increase our costs of compliance, prevent or delay future adoption of our exchange platform, and adversely impact our results of operations and financial condition. The implementation of Healthcare Reform could have negative effects on us, including:

•	Increase our competition;

•	Reduce or eliminate the need for health insurance agents and brokers or demand for the health insurance that we sell;

•	Decrease the number of types of health insurance plans that we sell, as well as the number of insurance carriers offering such plans;

•	Cause insurance carriers to change the benefits and/or premiums for the plans they sell;

•	Cause insurance carriers to reduce the amount they pay for our services or change our relationship with them in other ways; or

•	Materially restrict our call center operations.
Any of these effects could materially harm our business, results of operations and financial condition. For example, the manner in which the Federal government and the states implement health insurance exchanges and the process for receiving subsidies and cost-sharing credits could substantially increase our competition and member turnover and substantially reduce the number of individuals who purchase insurance through us. Various aspects of Healthcare Reform could cause insurance carriers to limit the type of health insurance plans we are able to sell and the geographies in which we are able to sell them. In addition, the U.S. Congress has been charged with finding spending cuts, and such cuts are expected to include Medicare. If cuts are made to Medicare, there may be substantial changes in the types of health insurance plans we are able to sell. Changes in the law could also cause insurance carriers to exit the business of selling insurance plans in a particular jurisdiction, to eliminate certain categories of products or to attempt to move members into new plans for which we receive lower commissions. If insurance carriers decide to limit our ability to sell their plans or determine not to sell individual health insurance plans altogether, our business, results of operations and financial condition would be materially harmed.

Risk factors

Our Exchange Solutions’ business may not grow as quickly as expected or its growth may occur faster than expected and we may not have the resources required to support it.
If clients do not select private healthcare exchanges, do not select our healthcare exchange business or if clients move to exchanges more slowly than we have anticipated, then our Exchange Solutions’ business and operating results may be materially adversely affected.  If, conversely, revenue from our Exchange Solutions’ business does grow significantly, there is the risk that we do not have the resources required to support such revenue growth.
Our Consumer-Directed Accounts business is dependent upon the availability of tax-advantaged consumer-directed benefits to employers and employees and any diminution in, elimination of, or change in the availability of these benefits would materially adversely affect our results of operations, financial condition, business and prospects.
Our Consumer-Directed Accounts business fundamentally depends on employer and employee demand for tax-advantaged Consumer-Directed Benefits, or CDBs. Any diminution in or elimination of the availability of CDBs for employees would materially adversely affect our results of operations, financial condition, business and prospects. In addition, incentives for employers to offer CDBs may also be reduced or eliminated by changes in laws that result in employers no longer realizing financial gain from the implementation of these benefits. If employers cease to offer CDB programs or reduce the number of programs they offer to their employees, the results of operations, financial condition, business and prospects of our Consumer-Directed Accounts business would also be materially adversely affected.
In addition, if the payroll tax savings employers currently realize from their employees’ utilization of CDBs become reduced or unavailable, employers may be less inclined to offer these programs to their employees. If the tax savings currently realized by employee participants by utilizing CDBs were reduced or unavailable, we expect employees would correspondingly reduce or eliminate their participation in such CDB plans. Any such reduction in employer or employee incentives would materially adversely affect the results of operations, financial condition, business and prospects of our Consumer-Directed Accounts business.
If our goodwill becomes impaired, we may be required to record significant charges to earnings, which could have a significant adverse impact on our reported earnings.
We have a substantial amount of goodwill on our balance sheet as a result of acquisitions we have completed, and we expect to significantly increase goodwill as a result of the Merger. We review goodwill for impairment annually or whenever events or circumstances indicate impairment may have occurred. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units and determination of fair value of each reporting unit. A significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions or the sale of a part of a reporting unit could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.
Our outstanding debt could adversely affect our cash flows and financial flexibility.
Legacy Willis had total consolidated debt outstanding of approximately $3.3 billion as of December 31, 2015 and Legacy Willis’ 2015 interest expense was $142 million. Legacy Towers Watson had total consolidated debt outstanding of approximately $740 million as of December 31, 2015 and Legacy Towers Watson’s interest expense was $10 million for the twelve months ended December 31, 2015.
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

Willis Towers Watson plc

The terms of our current financings also include certain limitations. For example, the agreements relating to the debt arrangements and credit facilities contain numerous operating and financial covenants, including requirements to maintain minimum ratios of consolidated EBITDA to consolidated cash interest expense and maximum levels of consolidated funded indebtedness in relation to consolidated EBITDA, in each case subject to certain adjustments. The operating restrictions and financial covenants in our credit facilities do, and any future financing agreements may, limit our ability to finance future operations or capital needs or to engage in other business activities.
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
We may not be able to obtain financing on favorable terms or at all.
The maintenance and growth of our business depends on our access to capital, which will depend in large part on cash flow generated by our business and the availability of equity and debt financing. There can be no assurance that our operations will generate sufficient positive cash flow to finance all of our capital needs or that we will be able to obtain equity or debt financing on favorable terms or at all. In addition, approximately $988 million of our outstanding debt as of December 31, 2015 and an additional $400 million drawn related to the Merger will mature in 2016.  We may be unable to refinance this maturing indebtedness on favorable terms or at all, which could have a material adverse effect on us.
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
We rely on third parties to provide services and their failure to perform the services could harm our business.
As part of providing services to clients and managing our business, we rely on a number of third-party service providers. Our ability to perform effectively depends in part on the ability of these service providers to meet their obligations, as well as on our effective oversight of their performance. The quality of our services could suffer or we could be required to incur unanticipated costs if our third-party service providers do not perform as expected or their services are disrupted. This could have a material adverse effect on our business and results of operations.
We are a holding company and, therefore, may not be able to receive dividends or other distributions in needed amounts from our subsidiaries.
The Company is organized as a holding company, a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, we are dependent upon dividends and other payments from our operating subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, for paying dividends to shareholders and for corporate expenses. Legal and regulatory restrictions, foreign exchange controls, as well as operating requirements of our subsidiaries, may limit our ability to obtain cash from these subsidiaries. For example, Willis Limited, our UK brokerage subsidiary regulated by the FCA, is currently required to maintain $126 million in unencumbered and available funds, of which at least $79 million must be in cash, for regulatory purposes. In the event our operating subsidiaries are unable to pay dividends and other payments to the Company, we may not be able to service debt, pay obligations or pay dividends on common stock.

Risk factors

Further, the Company derives a significant portion of its revenue and operating profit from operating subsidiaries located outside the U.S. Since the majority of financing obligations as well as dividends to stockholders are made from the U.S., it is important to be able to access cash generated outside the U.S. Funds from the Company’s operating subsidiaries outside of the U.S. are periodically repatriated to the U.S. via shareholder distributions and repayment of intercompany financing. A number of factors may arise that could limit our ability to repatriate funds or make repatriation cost prohibitive, including, but not limited to, foreign exchange rates and tax-related costs.
In the event we are unable to generate cash from our operating subsidiaries for any of the reasons discussed above, our overall liquidity could deteriorate.
Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.
We prepare our financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to revenue recognition, valuation of billed and unbilled receivables from clients, discretionary compensation, incurred but not reported liabilities, restructuring, pensions, goodwill and other intangible assets, contingencies, share-based payments and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, and changes in accounting standards could have an adverse impact on our future financial position and results of operations.
Our accounting for our long-term outsourcing contracts requires using estimates and projections that may change over time. These changes may have a significant or adverse effect on our reported results of operations or financial condition.
Projecting contract profitability on our long-term outsourcing contracts requires us to make assumptions and estimates of future contract results. All estimates are inherently uncertain and subject to change. In an effort to maintain appropriate estimates, we review each of our long-term outsourcing contracts, the related contract reserves and intangible assets on a regular basis. If we determine that we need to change our estimates for a contract, we will change the estimates in the period in which the determination is made. These assumptions and estimates involve the exercise of judgment and discretion, which may also evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Further, changes in assumptions, estimates or developments in the business or the application of accounting principles related to long-term outsourcing contracts may change our initial estimates of future contract results. Application of, and changes in, assumptions, estimates and policies may adversely affect our financial results.
Risks Relating to Integration Following the Merger and the Gras Savoye Acquisition
We may fail to realize all of the anticipated benefits of the Merger or the Gras Savoye acquisition or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the businesses.
Our ability to realize the anticipated benefits of the Merger and the Gras Savoye acquisition will depend, to a large extent, on our ability to integrate the businesses. The combination of independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integration activities. The integration process may disrupt the businesses and, if implemented ineffectively, could restrict the realization of the full-expected benefits. The failure to meet the challenges involved in integrating the businesses and to realize the anticipated benefits of the transactions could cause an interruption of or a loss of momentum in our activities and could adversely affect our results of operations.
In addition, the overall integration may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of client relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combinations;

•	difficulties in the integration of operations and systems;

Willis Towers Watson plc

•	conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the companies;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	difficulties in establishing effective uniform controls, systems, procedures and policies for the combined company;

•	challenges in keeping existing clients and obtaining new clients;

•	challenges in attracting and retaining key personnel; and

•	coordinating a geographically dispersed organization.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if our operations are integrated successfully, the full benefits of the transactions may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integrations. All of these factors could cause dilution to our earnings per share, decrease or delay the expected benefits of the Merger or the Gras Savoye acquisition and negatively impact the price of our ordinary shares. As a result, we cannot assure you that the Merger or the Gras Savoye acquisition will result in the realization of the full benefits anticipated.
Certain business uncertainties arising from the Merger or the Gras Savoye acquisition could adversely affect our businesses and operations.
Uncertainties about the effect of the Merger and the Gras Savoye acquisition on employees, customers, suppliers, business partners and other persons with whom we have a business relationship may have an adverse effect on us. During times of significant change and uncertainty such as the period following the Merger and the Gras Savoye acquisition, customers, suppliers, business partners and other persons with whom we have a business relationship may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships with us, or take other actions as a result of the Merger or the Gras Savoye acquisition that could negatively affect our revenues, earnings and cash flows, as well as the market price of our securities. Our ability to raise additional capital through the debt markets, and the associated borrowing costs, may also be negatively impacted. Any such effects could limit our ability to achieve the anticipated benefits of the Merger or the Gras Savoye acquisition.
These uncertainties about the effect of the Merger and the Gras Savoye acquisition may also impair our ability to attract, retain and motivate key personnel. Employee retention may be challenging, as certain employees may experience uncertainty about their future roles or may be dissatisfied with their new roles. If key employees depart, our business could be materially harmed. If key employees join a competitor or form a new competitor, existing and potential clients could choose to use the services of that competitor instead of our services.
 We have incurred and will incur direct and indirect costs as a result of the Merger and the Gras Savoye acquisition.
We have incurred substantial expenses in connection with completing the Merger and the Gras Savoye acquisition, and expect to incur substantial expenses in connection with coordinating and integrating the businesses, operations, policies and procedures of the combined companies. While we have assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of these transaction and coordination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our financial condition and results of operation.
Risks Related to Our Jurisdiction of Incorporation
Our status as a foreign corporation for U.S. federal tax purposes could be affected by a change in law.
We believe that, under current law, we are treated as a foreign corporation for U.S. federal tax purposes. However, changes to the inversion rules in Code Section 7874 or the Treasury Regulations promulgated thereunder or other IRS guidance could adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such changes could have prospective

Risk factors

or retroactive application to us, our shareholders and/or our affiliates. In addition, recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence, and such legislation, if passed, could have an adverse effect on us. For example, in February 2016, the President of the United States proposed legislation which would amend the anti-inversion rules to apply to a broader range of transactions. Although its application is limited to transactions closing after 2016, no assurance can be given that such proposal would not be changed in the legislative process and be enacted to apply to prior transactions. In addition, certain members of Congress have introduced similar legislation that would apply retroactively to transactions, including the Merger, closing in May 2014 or later. If such legislation were enacted, it could cause Willis Towers Watson to be treated as a domestic corporation for U.S. federal income tax purposes as of or after the Merger. Furthermore, in September 2014 and November 2015, the U.S. Treasury Department and the IRS issued additional guidance stating that they intend to issue additional regulations under Section 7874. The application of such regulations to the Merger is not clear and no assurance can be given that such regulations would not cause us to be treated as a domestic corporation for U.S. federal income tax purposes or have other negative implications for our business. It is possible that legislation or regulation enacted now or in the future could apply retroactively to cause us to be treated as a domestic corporation for U.S. federal income tax purposes as of or after the Merger.
Legislative or regulatory action in the U.S. could materially adversely affect us.
Legislative action may be taken by the U.S. Congress which, if ultimately enacted, could limit the availability of tax benefits or deductions that we currently claim, override tax treaties upon which we rely, or otherwise affect the taxes that the United States imposes on our worldwide operations. Regulations or administrative guidance from the U.S. Treasury Department could have similar consequences. Such changes could materially adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate. In addition, if proposals were enacted that had the effect of limiting our ability as an Irish company to take advantage of tax treaties with the United States, we could incur additional tax expense and/or otherwise incur business detriment.
Future changes to U.S. and foreign tax laws could adversely affect us.
The U.S. Congress, the Organisation for Economic Co-operation and Development and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. In October 2015, the Organisation for Economic Co-operation and Development released final reports addressing fifteen specific actions as part of a comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. As a result, the tax laws in the United States, Ireland, and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.
 We may not be able to maintain a competitive worldwide effective corporate tax rate.
We cannot give any assurance as to what our effective tax rate will be in the future, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. Our actual effective tax rate may vary from expectations and that variance may be material. Additionally, the tax laws of Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.
The laws of Ireland differ from the laws in effect in the United States and may afford less protection to holders of our securities.
It may not be possible to enforce court judgments obtained in the United States against us in Ireland, based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.
A judgment obtained against us will be enforced by the courts of Ireland if the following general requirements are met: (i) U.S. courts must have had jurisdiction in relation to the particular defendant according to Irish conflict of law rules (the submission to jurisdiction by the defendant would satisfy this rule) and (ii) the judgment must be final and conclusive and the decree must be final and unalterable in the court which pronounces it. A judgment can be final and conclusive even if it is subject to appeal

Willis Towers Watson plc

or even if an appeal is pending. Where however the effect of lodging an appeal under the applicable law is to stay execution of the judgment, it is possible that in the meantime the judgment may not be actionable in Ireland. It remains to be determined whether final judgment given in default of appearance is final and conclusive. However, Irish courts may refuse to enforce a judgment of the U.S. courts which meets the above requirements for one of the following reasons: (i) if the judgment is not for a definite sum of money; (ii) if the judgment was obtained by fraud; (iii) the enforcement of the judgment in Ireland would be contrary to natural or constitutional justice; (iv) the judgment is contrary to Irish public policy or involves certain U.S. laws which will not be enforced in Ireland; or (v) jurisdiction cannot be obtained by the Irish courts over the judgment debtors in the enforcement proceedings by personal service Ireland or outside Ireland under Order 11 of the Ireland Superior Courts Rules.
As an Irish company, we are governed by the Irish Companies Act, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.
Risks Relating to our Ordinary Shares
The stock price of our ordinary shares may be volatile.
The stock price of our ordinary shares may in the future be volatile and subject to wide fluctuations. In addition, the trading volume of our ordinary shares may in the future fluctuate and cause significant price variations to occur. Some of the factors that could cause fluctuations in the stock price or trading volume of our ordinary shares include:

•
General market and economic conditions, including market conditions in the human capital and risk and financial management consulting industries and regulatory developments in the United States, foreign countries or both;

•	Actual or expected variations in our quarterly results of operations and in the quarterly results of operations of companies perceived to be similar to us;

•	Differences between actual results of operations and those expected by investors and analysts;

•	Changes in recommendations by securities analysts;

•	Operations and stock performance of competitors;

•	Accounting charges, including charges relating to the impairment of goodwill or other intangible assets;

•	Significant acquisitions, dispositions or strategic alliances by us or by competitors;

•	Sales of our ordinary shares, including sales by our directors and officers or significant investors;

•	Incurrence of additional debt;

•	Dilutive issuance of equity;

•	Recruitment or departure of key personnel;

•	Loss or gain of key clients;

•	Litigation involving us, our general industry or both; and

•	Changes in reserves for professional liability claims.
There can be no assurance that the stock price of the ordinary shares will not fluctuate or decline significantly in the future. In addition, the stock market in general can experience considerable price and volume fluctuations that may be unrelated to our performance.

Risk factors

Transfers of our ordinary shares, other than by means of the transfer of book-entry interests in the Depository Trust Company (‘DTC’), may be subject to Irish stamp duty.
It is expected that for the majority of transfers of our ordinary shares, there will not be any stamp duty. Transfers of our ordinary shares effected by means of the transfer of book entry interests in DTC are not subject to Irish stamp duty. However, if you hold our ordinary shares directly rather than beneficially through DTC, any transfer of our ordinary shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired). A shareholder who directly holds shares may transfer those shares into his or her own broker account to be held through DTC (or vice versa) without giving rise to Irish stamp duty provided that there is no change in the beneficial ownership of the shares as a result of the transfer and the transfer is not in contemplation of a sale of the shares by a beneficial owner to a third party. We intend (but have no obligation) to pay stamp duty in certain circumstances.
Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for stamp duty could adversely affect the price of our ordinary shares.
In certain limited circumstances, dividends paid by us may be subject to Irish dividend withholding tax.
In certain limited circumstances, Irish dividend withholding tax (‘DWT’) (currently at a rate of 20%) may arise in respect of dividends, if any, paid on our ordinary shares. A number of exemptions from DWT exist, including exemptions pursuant to which shareholders resident in the U.S. and shareholders resident in certain other countries may be entitled to exemptions from DWT.
Ordinary shares received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.
Irish capital acquisitions tax (‘CAT’) (currently levied at a rate of 33% above certain tax-free thresholds) could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our ordinary shares will be regarded as property situated in Ireland for Irish CAT purposes. The person who receives the gift or inheritance has primary liability for CAT.
Item 1B — Unresolved Staff Comments
The Company had no unresolved comments from the SEC’s staff.

Willis Towers Watson plc

Item 2 — Properties

As of December 31, 2015, we operated offices in more than 120 countries throughout the world and believe that our properties are generally suitable and adequate for the purposes for which they are used. The principal properties are located in the United Kingdom and the United States. Operations of each of our segments are carried out in owned or leased offices under operating leases that typically do not exceed 10 years in length except for certain properties in key locations. We do not anticipate difficulty in meeting our space needs at lease expiration.
The fixed assets owned by Legacy Willis represented approximately 3% of total assets as of December 31, 2015 and consisted primarily of computer equipment and software, office furniture and leasehold improvements.

Item 3 — Legal Proceedings
Claims, Lawsuits and Other Proceedings
In the ordinary course of business, the Company is subject to various actual and potential claims, lawsuits, and other proceedings. Some of the claims, lawsuits and other proceedings seek damages in amounts which could, if assessed, be significant. We do not expect the impact of claims or demands not described below to be material to the Company’s financial statements. The Company also receives subpoenas in the ordinary course of business and, from time to time, receives requests for information in connection with governmental investigations.
Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in the light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments.
On the basis of current information, the Company does not expect that the actual claims, lawsuits and other proceedings to which the Company is subject, or potential claims, lawsuits, and other proceedings relating to matters of which it is aware, will ultimately have a material adverse effect on the Company’s financial condition, results of operations or liquidity.  Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation and disputes with insurance companies, it is possible that an adverse outcome or settlement in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
The Company provides for contingent liabilities based on ASC 450, Contingencies, when it is determined that a liability, inclusive of defense costs, is probable and reasonably estimable. The contingent liabilities recorded are primarily developed actuarially. Litigation is subject to many factors which are difficult to predict so there can be no assurance that in the event of a material unfavorable result in one or more claims, we will not incur material costs.
In re Towers Watson & Co. Stockholders Litigation
Five putative class action complaints challenging the Merger were filed in the Court of Chancery for the State of Delaware, captioned New Jersey Building Laborers’ Statewide Annuity Fund v. Towers Watson & Co., et al., C.A. No. 11270-CB (filed on July 9, 2015), Stein v. Towers Watson & Co., et al., C.A. No. 11271-CB (filed on July 9, 2015), City of Atlanta Firefighters’ Pension Fund v. Ganzi, et al., C.A. No. 11275-CB (filed on July 10, 2015), Cordell v. Haley, et al., C.A. No. 11358-CB (filed on July 31, 2015), and Mills v. Towers Watson & Co., et al., C.A. No. 11423-CB (filed on August 24, 2015).  The Stein action was voluntarily dismissed on July 28, 2015.  These complaints were filed by purported stockholders of Towers Watson on behalf of a putative class comprised of all Towers Watson stockholders. The complaints sought, among other things, to enjoin the Merger, and generally alleged that Towers Watson’s directors breached their fiduciary duties to Towers Watson stockholders by agreeing to merge Towers Watson with Willis through an inadequate and unfair process, which led to inadequate and unfair consideration, and by agreeing to unfair deal protection devices.  The complaints also alleged that Willis and the Merger Sub formed for purposes of consummating the Merger aided and abetted the alleged breaches of fiduciary duties by Towers Watson directors.  On August 17, 2015, the court consolidated the New Jersey Building Laborers’ Statewide Annuity Fund, City of Atlanta Firefighters’ Pension Fund, and Cordell actions (the Mills action had not yet been filed) and any other actions then

Legal proceedings

pending or thereafter filed arising out of the same issues of fact under the caption In re Towers Watson & Co. Stockholders Litigation, Consolidated C.A. No. 11270-CB.  On September 9, 2015, the plaintiffs in the consolidated action and in Mills filed a consolidated amended complaint, which, among other things, added claims for alleged misstatements and omissions from a preliminary proxy statement and prospectus for the Merger dated August 27, 2015.  On September 17, 2015, plaintiffs filed a motion for expedited proceedings and a motion for a preliminary injunction, which motions plaintiffs voluntarily withdrew on October 19, 2015.  On December 14, 2015, the defendants filed motions to dismiss the consolidated amended complaint. Based on all of the information to date, the Company is currently unable to provide an estimate of the reasonably possible loss or range of loss.  The defendants intend to vigorously defend the lawsuit.
Merger-related Appraisal demands
Between November 12, 2015 and December 10, 2015, in connection with the then-proposed Merger, Towers Watson received demands for appraisal under Section 262 of the Delaware General Corporation Law on behalf of ten purported beneficial owners of an aggregate of approximately 2.4% of the shares of Towers Watson common stock outstanding at the time of the Merger. As of February 25, 2016, demands for appraisal purportedly relating to approximately 2% of the shares of Towers Watson common stock that were outstanding at the time of the Merger remain outstanding and have not been withdrawn.  Based on all of the information to date, the Company is currently unable to provide an estimate of the reasonably possible loss or range of loss. The Company intends to vigorously defend against any appraisal proceedings that may be filed.
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
On October 28, 2011, the plaintiffs in Troice filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Subsequently, Troice, Roland and a third action captioned Troice, et al. v. Proskauer Rose LLP, Civil Action No. 3:09-CV-01600-N, which also was dismissed on the grounds set forth in the Roland decision discussed above and on appeal to the U.S. Court of Appeals for the Fifth Circuit, were consolidated for purposes of briefing and oral argument. Following the completion of briefing and oral argument, on March 19, 2012, the Fifth Circuit reversed and remanded the actions. On April 2, 2012, the defendants-appellees filed petitions for rehearing en banc. On April 19, 2012, the petitions for rehearing en banc were denied. On July 18, 2012, defendants-appellees filed a petition for writ of certiorari with the United States Supreme Court regarding the Fifth Circuit’s reversal in Troice. On January 18, 2013,

Willis Towers Watson plc

the Supreme Court granted our petition. Opening briefs were filed on May 3, 2013 and the Supreme Court heard oral argument on October 7, 2013. On February 26, 2014, the Supreme Court affirmed the Fifth Circuit’s decision.
On March 19, 2014, the plaintiffs in Troice filed a Motion to Defer Resolution of Motions to Dismiss, to Compel Rule 26(f) Conference and For Entry of Scheduling Order.
On March 25, 2014, the parties in Troice and the Janvey, et al. v. Willis of Colorado, Inc., et al. action discussed below stipulated to the consolidation of the two actions for pre-trial purposes under Rule 42(a) of the Federal Rules of Civil Procedure. On March 28, 2014, the Court ‘so ordered’ that stipulation and, thus, consolidated Troice and Janvey for pre-trial purposes under Rule 42(a).
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
On June 19, 2015, Willis Group Holdings plc filed a motion to dismiss the complaint for lack of personal jurisdiction. On November 17, 2015, Willis Group Holdings plc withdrew the motion.

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

Legal proceedings

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

•
MacArthur v. Winter, et al., Case No. 2013-07840, was filed on February 8, 2013 on behalf of two Stanford investors against Willis Group Holdings plc, Willis of Colorado, Inc., Willis of Texas, Inc. and the same Willis associate, among others, in Texas state court (Harris County). The complaint alleges claims under Texas and Colorado statutory law and Texas common law and seeks actual, special, consequential and treble damages of approximately $4 million and attorneys’ fees and costs. On March 29, 2013, Willis of Colorado, Inc. and Willis of Texas, Inc. (i) removed MacArthur to the U.S. District Court for the Southern District of Texas and (ii) notified the JPML of the pendency of this related action. On April 2, 2013, Willis of Colorado, Inc. and Willis of Texas, Inc. filed a motion in the Southern District of Texas to stay the action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. Also on April 2, 2013, the court presiding over MacArthur in the Southern District of Texas transferred the action to the Northern District of Texas for consolidation or coordination with the other Stanford-related actions. On September 29, 2014, the parties stipulated to the remand (to Texas state court (Harris County)) and stay of MacArthur until further order of the court (in accordance with the court’s September 9, 2014 decision in Rishmague (discussed above)), which stipulation was ‘so ordered’ by the court on October 14, 2014. The defendants have not yet responded to the complaint in MacArthur.

•
Florida suits: On February 14, 2013, five lawsuits were filed against Willis Group Holdings plc, Willis Limited and Willis of Colorado, Inc. in Florida state court (Miami-Dade County) alleging violations of Florida common law. The five suits are: (1) Barbar, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05666CA27, filed on behalf of 35 Stanford investors seeking compensatory damages in excess of $30 million; (2) de Gadala-Maria, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05669CA30, filed on behalf of 64 Stanford investors seeking compensatory damages in excess of $83.5 million; (3) Ranni, et ano. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05673CA06, filed on behalf of two Stanford investors seeking compensatory damages in excess of $3 million; (4) Tisminesky, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05676CA09, filed on behalf of 11 Stanford investors seeking compensatory damages in

Willis Towers Watson plc

excess of $6.5 million; and (5) Zacarias, et al. v. Willis Group Holdings Public Limited Company, et al., Case No. 13-05678CA11, filed on behalf of 10 Stanford investors seeking compensatory damages in excess of $12.5 million. On June 3, 2013, Willis of Colorado, Inc. removed all five cases to the Southern District of Florida and, on June 4, 2013, notified the JPML of the pendency of these related actions. On June 10, 2013, the court in Tisminesky issued an order sua sponte staying and administratively closing that action pending a determination by the JPML as to whether it should be transferred to the Northern District of Texas for consolidation and coordination with the other Stanford-related actions. On June 11, 2013, Willis of Colorado, Inc. moved to stay the other four actions pending the JPML’s transfer decision. On June 20, 2013, the JPML issued a conditional transfer order for the transfer of the five actions to the Northern District of Texas, the transmittal of which was stayed for seven days to allow for any opposition to be filed. On June 28, 2013, with no opposition having been filed, the JPML lifted the stay, enabling the transfer to go forward.
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
On April 1, 2015, the defendants except Willis Group Holdings plc filed motions to dismiss the complaints in Zacarias, Tisminesky and de Gadala-Maria. On June 19, 2015, Willis Group Holdings plc filed motions to dismiss the complaints in Zacarias, Tisminesky and de Gadala-Maria for lack of personal jurisdiction. On July 15, 2015, the court dismissed the complaint in Zacarias in its entirety with leave to replead within 21 days. On July 21, 2015, the court dismissed the complaints in Tisminesky and de Gadala-Maria in their entirety with leave to replead within 21 days. On August 6, 2015, the plaintiffs in Zacarias, Tisminesky and de Gadala-Maria filed amended complaints (in which, among other things, Willis Group Holdings plc was no longer named as a defendant). On September 11, 2015, the defendants filed motions to dismiss the amended complaints. The motions await disposition by the court.

•
Janvey, et al. v. Willis of Colorado, Inc., et al., Case No. 3:13-CV-03980-D, was filed on October 1, 2013 also in the Northern District of Texas against Willis Group Holdings plc, Willis Limited, Willis North America Inc., Willis of Colorado, Inc. and the same Willis associate. The complaint was filed (i) by Ralph S. Janvey, in his capacity as Court-Appointed Receiver for the Stanford Receivership Estate, and the Official Stanford Investors Committee (the ‘OSIC’) against all defendants and (ii) on behalf of a putative, worldwide class of Stanford investors against Willis North America Inc. Plaintiffs Janvey and the OSIC allege claims under Texas common law and the court’s Amended Order Appointing Receiver, and the putative class plaintiffs allege claims under Texas statutory and common law. Plaintiffs seek actual damages in excess of $1 billion, punitive damages and costs. As alleged by the Stanford Receiver, the total amount of collective losses allegedly sustained by all investors in Stanford certificates of deposit is approximately $4.6 billion.

On November 15, 2013, plaintiffs in Janvey filed the operative First Amended Complaint, which added certain defendants unaffiliated with Willis. On February 28, 2014, the defendants filed motions to dismiss the First Amended Complaint, which motions, other than with respect to Willis Group Holding plc’s motion to dismiss for lack of personal jurisdiction, were granted in part and denied in part by the court on December 5, 2014. On December 22, 2014, Willis filed a motion to amend the court’s December 5 order to certify an interlocutory appeal to the Fifth Circuit, and, on December 23, 2014, Willis filed a motion to amend and, to the extent necessary, reconsider the court’s December 5 order. On January 16, 2015, the defendants answered the First Amended Complaint. On January 28, 2015, the court denied Willis’s motion to amend the court’s December 5 order to certify an interlocutory appeal to the Fifth Circuit. On February 4, 2015, the court granted Willis’s motion to amend and, to the extent necessary, reconsider the December 5 order.
As discussed above, on March 25, 2014, the parties in Troice and Janvey stipulated to the consolidation of the two actions for pre-trial purposes under Rule 42(a) of the Federal Rules of Civil Procedure. On March 28, 2014, the Court ‘so ordered’ that stipulation and, thus, consolidated Troice and Janvey for pre-trial purposes under Rule 42(a).

Legal proceedings

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
On November 17, 2015, Willis Group Holdings plc withdrew its motion to dismiss for lack of personal jurisdiction.
The plaintiffs in Janvey and Troice and the other actions above seek overlapping damages, representing either the entirety or a portion of the total alleged collective losses incurred by investors in Stanford certificates of deposit, notwithstanding the fact that Legacy Willis acted as broker of record for only a portion of time that Stanford issued certificates of deposit. Additional actions could be brought in the future by other investors in certificates of deposit issued by Stanford and its affiliates seeking some or all of the same alleged losses. Given the stage of the proceedings, and notwithstanding the broadest allegation of some plantiffs, the Company is currently unable to provide an estimate of the reasonably possible maximum loss or range of loss.  In the fourth quarter of 2015, the Company recognised a $70 million litigation provision for loss contingencies relating to the Stanford matters based on its ongoing review of a variety of factors as required by accounting standards. The ultimate resolution of these matters may differ from the amount provided for. The Company continues to dispute the allegations and to defend the lawsuits vigorously.
City of Houston
On August 1, 2014, the City of Houston (‘plaintiff’) filed suit against Legacy Towers Watson in the United States District Court for the Southern District of Texas, Houston Division.
In the complaint, plaintiff alleges various deficiencies in pension actuarial work-product and advice stated to have been provided by Legacy Towers Watson’s predecessor firm, Towers Perrin, in its capacity as principal actuary to the Houston Firefighters’ Relief and Retirement Fund (the ‘Fund’). Towers Perrin is stated to have acted in this capacity between “the early 1980s until 2002”.
In particular, the complaint is critical of two reports allegedly issued by Towers Perrin - one in February 2000 and the other in April 2000 - containing actuarial valuations upon which plaintiff claims to have relied. Plaintiff claims that the reports indicated that the City’s minimum contribution percentages to the Fund would remain in place through at least 2018; and that existing benefits under the Fund could be increased, and new benefits could be added, without increasing plaintiff’s financial burden, and without increasing plaintiff’s rate of annual contributions to the Fund. The complaint alleges that plaintiff relied on these reports when supporting a new benefit package for the Fund.  These reports, and other advice, are alleged, among other things, to have been negligent, to have misrepresented the present and future financial condition of the Fund and the contributions required to be made by plaintiff to support those benefits. Plaintiff asserts that, but for Towers Perrin’s alleged negligence and misrepresentations, plaintiff would not have supported the benefit increase, and that such increased benefits would not and could not have been approved or enacted.  It is further asserted that Towers Perrin’s alleged “negligence and misrepresentations damaged the City to the tune of tens of millions of dollars in annual contributions.”
Plaintiff seeks the award of actual damages, exemplary damages, special damages, attorney’s fees and expenses, costs of suit, pre- and post- judgment interest at the maximum legal rate, and other unspecified legal and equitable relief.  Plaintiff has not yet quantified fully its asserted damages.
On October 10, 2014, Legacy Towers Watson filed a motion to dismiss plaintiff’s entire complaint on the basis that the complaint fails to state a claim upon which relief can be granted. On November 21, 2014, the City filed its response in opposition to Legacy Towers Watson’s motion to dismiss. On September 23, 2015, Legacy Towers Watson’s motion to dismiss was denied by the United States District Court for the Southern District of Texas, Houston Division.
Given the stage of the proceedings, the Company is currently unable to provide an estimate of the reasonably possible loss or range of loss. The Company disputes the allegations, and intends to defend the lawsuit vigorously.

Willis Towers Watson plc

British Coal Staff Superannuation Scheme
On September 4, 2014, Towers Watson Limited (‘TWL’), a wholly-owned subsidiary of Legacy Towers Watson, received a Letter of Claim (the ‘Demand Letter’) on behalf of Coal Staff Superannuation Scheme Trustees Limited (the ‘Trustee’), trustee of the British Coal Staff Superannuation Scheme (the ‘Scheme’).  The Demand Letter was sent under the Professional Negligence Pre-Action Protocol, a pre-action dispute resolution procedure which applies in England and Wales.
In the Demand Letter, it is asserted that the Trustee has a claim against TWL in respect of allegedly negligent investment consulting advice provided to it by Watson Wyatt Limited, in the United Kingdom, in particular with regard to a currency hedge that was implemented in connection with the Scheme’s investment of £250 million in a Bluebay local currency emerging market debt fund in August 2008 (the ‘Investment’).  It is alleged that the currency hedge has caused a substantial loss to the Scheme, compensatory damages for which losses are quantified at £47.5 million, for the period August 2008 to October 2012.
TWL sent a Letter of Response on December 23, 2014.
On November 11, 2015, the Trustee issued a Claim Form in the English High Court of Justice, Queen’s Bench Division, Commercial Court, in which TWL is named defendant.  The Trustee asserts that, in breach of retainer, or of a duty of care alleged to have been owed under contract or at common law, TWL acted negligently and/or provided negligent advice in connection with the Investment and/or in relation to the monitoring of the performance of the Investment.    The Trustee asserts that, but for the alleged breaches, the Scheme would have achieved a return on the Investment that was approximately £47.5 million greater than the return on the Investment which it ultimately achieved, in the period between August 2008 and 28 September 2012. To date, TWL has not been served with the Claim Form.
Based on all of the information to date, and given the stage of the matter, TWL is currently unable to provide an estimate of the reasonably possible loss or range of loss.  TWL disputes the allegations, and intends to defend the matter vigorously.
Meriter Health Services
On January 12, 2015, Towers Watson Delaware Inc. (‘TWDE’), a wholly-owned subsidiary of the Company, was served with a Summons and Complaint (the ‘Complaint’) on behalf of Meriter Health Services, Inc. (‘Meriter’), plan sponsor of the Meriter Health Services Employee Retirement Plan (the ‘Plan’). The Complaint was filed in Wisconsin State Court in Dane County; on February 12, 2015, the Complaint was removed to the United States District Court for the Western District of Wisconsin. On March 10, 2015, Meriter filed a Motion to Remand, seeking to transfer the Complaint back to Wisconsin State Court in Dane County. On November 20, 2015, the district court granted Meriter’s motion and remanded the case back to the Circuit Court of Dane County, Wisconsin.
On July 24, 2015, Meriter filed an Amended Complaint, to which TWDE and other defendants filed answers on August 10, 2015.  Meriter filed a Second Amended Complaint on December 29, 2015, and has stated an intent to file a third amended complaint on or before March 1, 2016.
In the Second Amended Complaint, Meriter alleges that Towers, Perrin, Forster & Crosby, Inc. (‘TPFC’) and Davis, Conder, Enderle & Sloan, Inc. (‘DCES’), and other entities and individuals, acted negligently concerning the benefits consulting advice provided to Meriter, including TPFC’s involvement in the Plan design and drafting of the Plan document in 1987, and DCES’ Plan review in 2001, Plan redesign, Plan amendment, and drafting of ERISA section 204(h) notices. Additionally, Meriter asserts that TPFC and DCES, and other entities and individuals, breached alleged fiduciary duties to advise Meriter regarding the competency of Meriter’s then ERISA counsel.  Meriter also has asserted causes of action for contribution, indemnity, and equitable subrogation related to amounts paid to settle a class action lawsuit related to the Plan that was filed by Plan participants against Meriter in 2010, alleging a number of ERISA violations and related claims. Meriter settled that lawsuit in 2015 for $82 million. In its initial disclosures, Meriter indicated that it seeks damages in the amount of $135 million, which include amounts it claims to have paid to settle and defend the class action litigation, and amounts it claims to have incurred as a result of ‘improper plan design’.  Meriter seeks to recover these alleged damages from TWDE.
On January 12, 2016, TWDE and the other defendants filed a motion for summary judgment seeking dismissal of Meriter’s negligence and breach of fiduciary duty claims.
Based on all of the information to date, and given the stage of the matter, TWDE is currently unable to provide an estimate of the reasonably possible  loss or range of loss. TWDE disputes the allegations, and intends to defend the matter vigorously.

Legal proceedings

Item 4 — Mine Safety Disclosures
Not applicable.

Willis Towers Watson plc

Part II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Share Data
Legacy Willis’ shares were traded on the New York Stock Exchange (‘NYSE’) under the symbol ‘WSH’ from June 11, 2001 through January 4, 2016. On January 4, 2016, upon completion of the merger with Towers Watson, the Company effected a 1 to 2.6490 reverse stock split to shareholders of record as of January 4, 2016. All share and per share information has been retroactively adjusted to reflect the reverse stock split. Our shares began trading on the NASDAQ Global Select Market under the symbol ‘WLTW’ on January 5, 2016.
The high and low sale prices of our shares, as reported by the NYSE or the NASDAQ, are set forth below for the periods indicated.

	Price Range of Shares
	High	Low
2014:
First Quarter	$120.21	$107.87
Second Quarter	$117.85	$107.21
Third Quarter	$118.12	$105.46
Fourth Quarter	$120.95	$103.60
2015:
First Quarter	$131.42	$113.40
Second Quarter	$132.34	$119.95
Third Quarter	$125.91	$106.57
Fourth Quarter	$130.97	$107.21
2016:
Through February 26, 2016	$127.44	$104.11
On February 26, 2016, the last reported sale price of our shares as reported by the NASDAQ was $112.75 per share. As of February 26, 2016, there were approximately 1,509 shareholders on the record of our shares.
Dividends
We normally pay dividends on a quarterly basis to shareholders of record on March 31, June 30, September 30 and December 31. The dividend paid on December 2, 2015 was to shareholders of record on November 18, 2015. The dividend payment dates and amounts are as follows:

Payment Date	$ Per Share
January 15, 2014	$0.742
April 15, 2014	$0.795
July 15, 2014	$0.795
October 15, 2014	$0.795
January 15, 2015	$0.795
April 15, 2015	$0.821
July 15, 2015	$0.821
October 15, 2015	$0.821
December 2, 2015	$0.821
There are no governmental laws, decrees or regulations in Ireland that restrict the remittance of dividends or other payments to non-resident holders of the Company’s shares.

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
Total Shareholder Return
The following graph demonstrates a five-year comparison of cumulative total returns for Legacy Willis, Legacy Towers Watson, the S&P 500, Legacy Willis’ old peer group from prior to completion of the Merger comprised of Legacy Willis, Aon plc, Arthur J. Gallagher & Co., Brown & Brown Inc. and Marsh & McLennan Companies, Inc. and a new peer group for Willis Towers Watson comprised of Accenture plc, Aon plc, Arthur J. Gallagher & Co., Brown & Brown Inc., Cognizant Technology Solutions Corporation, Marsh & McLennan Companies, Inc. and Robert Half International Inc. The comparison charts the performance of $100 invested on December 31, 2010, assuming full dividend reinvestment.

Willis Towers Watson plc

Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended December 31, 2015, no shares were issued by the Company without registration under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Legacy Willis suspended its previously authorized buyback program on June 30, 2015, pending the completion of the Merger. During 2015, the Company bought back approximately 1,710,000 shares for a total cost of $82 million of its intended $175 million 2015 buyback program to offset the increase in shares outstanding resulting from the exercise of employee stock options.

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
The selected historical consolidated financial data presented below as of and for each of the five years ended December 31, 2015 have been derived from the audited consolidated financial statements of ‘Legacy Willis’, which have been prepared in accordance with accounting principles generally accepted in the United States of America (‘US GAAP’).

	Year ended December 31,
	2015	2014	2013	2012	2011
	(millions, except per share data)
Statement of Operations Data
Total revenues	$3,829	$3,802	$3,655	$3,480	$3,447
Goodwill impairment charge	—	—	—	(492)	—
Operating income (loss)	427	647	663	(225)	571
Income (loss) from continuing operations before income taxes and interest in earnings of associates	340	518	499	(337)	239
Income (loss) from continuing operations	384	373	377	(433)	219
Discontinued operations, net of tax	—	—	—	—	1
Net income (loss) attributable to Willis Towers Watson	$373	$362	$365	$(446)	$204
Earnings per share on continuing operations — basic	5.49	5.40	5.53	(6.86)	3.14
Earnings per share on continuing operations — diluted	5.41	5.32	5.37	(6.86)	3.09
Average number of shares outstanding
— basic	68	67	66	65	65
— diluted	69	68	68	65	66
Balance Sheet Data (as of year end)
Goodwill	$3,737	$2,937	$2,838	$2,827	$3,295
Other intangible assets, net	1,115	450	353	385	420
Total assets (i) (ii)	18,839	15,421	14,785	15,099	15,713
Total equity	2,360	2,007	2,243	1,725	2,517
Long-term debt (ii)	2,278	2,130	2,297	2,325	2,339
Short-term debt and current portion of long-term debt (ii)	988	167	14	15	15
Shares and additional paid-in capital	1,672	1,524	1,316	1,125	1,073
Total Willis Towers Watson stockholders’ equity	2,229	1,985	2,215	1,699	2,486
Other Financial Data
Capital expenditures (excluding capital leases)	$146	$110	$105	$133	$111
Cash dividends declared per share	$3.28	$3.18	$2.97	$2.86	$2.75
_________________

(i)
‘Legacy Willis’ collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurers; the Company also collects claims or refunds from insurers which it then remits to insureds. Uncollected premiums from insureds and uncollected claims or refunds from insurers (‘fiduciary receivables’) are recorded as fiduciary assets on the Company’s consolidated balance sheet. Unremitted insurance premiums, claims or refunds (‘fiduciary funds’) are also recorded within fiduciary assets.

(ii)
‘Legacy Willis’ has early-adopted FASB-issued ASU No. 2015-03 ‘Simplifying the Presentation of Debt Issuance Costs’ and FASB-issued ASU No. 2015-17 ‘Balance Sheet Classification of Deferred Taxes’. 2014, 2013, 2012 and 2011 balances have been reclassified accordingly. See Note 2 of the Notes to the Consolidated Financial Statements for further details.

(iii)	As set out in Note 2 of the Notes to the Consolidated Financial Statements, ‘Legacy Willis’ acquired Gras Savoye on December 29, 2015.

(iv)
As set out in Note 31 of the Notes to the Consolidated Financial Statements, on January 4, 2016, pursuant to the Agreement and Plan of Merger, dated June 29, 2015, as amended on November 19, 2015, between Willis, Towers Watson, and Citadel Merger Sub, Inc., a wholly-owned subsidiary of Willis formed for the purpose of facilitating this transaction (‘Merger Sub’), Merger Sub merged with and into Towers Watson, with Towers Watson continuing as the surviving corporation and a wholly-owned subsidiary of Willis.

Willis Towers Watson plc

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
Underlying total revenues, underlying total expenses, underlying salaries and benefits, underlying other operating expenses, underlying operating income, underlying operating margin, underlying EBITDA, underlying net income and underlying earnings per diluted share (hereinafter referred to collectively as the ‘underlying measures’) are calculated by excluding the impact of certain items and period over period movements in foreign currency, from the most directly comparable GAAP measures.
Organic commissions and fees, total revenues, organic total expenses, organic salaries and benefits, organic other operating expenses, organic operating income, organic operating margin and organic EBITDA (hereinafter referred to collectively as the ‘organic measures’) further adjust underlying measures to exclude the twelve month impact from acquisitions and disposals from the most directly comparable GAAP measures.
Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2015.
This discussion includes forward-looking statements, including under the headings ‘Executive Summary’, ‘Review of consolidated results’, ‘Liquidity and Capital Resources’, and ‘Critical Accounting Estimates’. Please see ‘Forward-Looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in those statements.

EXECUTIVE SUMMARY
Business Overview
Willis Towers Watson is a leading global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. With roots dating to 1828, Willis Towers Watson has approximately 39,000 employees in more than 120 countries. We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals. Our unique perspective allows us to see the critical intersections between talent, assets and ideas - the dynamic formula that drives business performance.
We bring together professionals from around the world - experts in their areas of specialty - to deliver the perspectives that give organizations a clear path forward. We do this by offering risk management, insurance broking, consulting, technology and solutions and private exchanges.
In our capacity as a consultant, technology and solutions, and private exchange company we help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering consulting services that help organizations anticipate, identify and capitalize on emerging opportunities in human capital management as well as investment advice to help our clients develop disciplined and efficient strategies to meet their investment goals. We operate the largest private Medicare exchange in the United States. Through this exchange, we help our clients move to a more sustainable economic model by capping and controlling the costs associated with retiree healthcare benefits.
In our capacity as risk advisor and insurance broker, we act as an intermediary between our clients and insurance carriers by advising our clients on their risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance with insurance carriers through our global distribution network. We also offer clients a broad range of services to help them to identify and control their risks. These services range from strategic risk consulting (including providing actuarial analysis), to a variety of due diligence services, to the provision of practical on-site risk control services (such as health and safety or property loss control consulting) as well as analytical and advisory services (such as hazard modeling and reinsurance optimization studies). We assist clients in planning how to manage incidents or crises when they

Management’s Discussion and Analysis

occur. These services include contingency planning, security audits and product tampering plans. We are not an insurance company and therefore we do not underwrite insurable risks for our own account.
For additional information regarding our business, see the more detailed discussion under Part I, Item 1 - ‘Business’ of this Form 10-K.
Towers Watson Merger
Pursuant to the Merger Agreement, Merger Sub merged with and into Towers Watson & Co. with Towers Watson & Co. continuing as the surviving corporation and a wholly-owned subsidiary of Willis on January 4, 2016.
Immediately following the Merger, Willis effected (i) a consolidation (i.e., a reverse stock split under Irish law) of Willis ordinary shares whereby every 2.6490 Willis ordinary shares were consolidated into one Willis ordinary share (the ‘Consolidation’) and (ii) an amendment to its Constitution and other organizational documents to change its name from Willis Group Holdings Public Limited Company to Willis Towers Watson Public Limited Company.
We are integrating Legacy Willis and Legacy Towers Watson (‘Legacy Companies’, collectively) and creating a unified platform for global growth, including positioning the Company to leverage our mutual distribution strength to enhance market penetration, expand our global footprint and create a strong platform for further innovation. The fully integrated Company will have a more comprehensive offering of services and solutions to provide to clients across four business segments: Corporate Risk and Broking; Exchange Solutions; Human Capital and Benefits; and Investment, Risk and Reinsurance.
Due to the closing date of the Merger on January 4, 2016, after the end of the fiscal year, Legacy Towers Watson results of operations and financial position are not presented in this Form 10-K. Please see Note 31 — Subsequent Events for additional information.
Until we are integrated, we will continue to manage our business through the Legacy Company platforms. Legacy Willis has four reportable operating segments: Willis GB; Willis Capital, Wholesale & Reinsurance (‘Willis CWR’); Willis North America; and Willis International. Legacy Towers Watson has four reportable operating segments: Benefits; Exchange Solutions; Risk and Financial Services; and Talent and Rewards. From April 1, 2016, we expect to manage our business across four integrated reportable operating segments: Corporate Risk and Broking; Exchange Solutions; Human Capital and Benefits; and Investment, Risk and Reinsurance.
Market Conditions
The following describes market conditions impacting Legacy Willis operations in the periods ended December 31, 2015 and 2014.
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
In 2015 we saw an easing of both reinsurance and primary insurance rates across most lines of business, although the rate of decline varies significantly by market and geography, and the marketplace continues to both favor and offer opportunities for the buyers of (re)insurance. Markets clearly continue to face significant over-capacity and competitive pricing conditions, and

Willis Towers Watson plc

overall underwriting margins remain under substantial pressure. Although we are beginning to see the return of more normal market conditions, these challenging and uneven market conditions may result in quarterly volatility in actual financial performance in comparison to our 2015 strategic and financial goals.
In the face of this challenging economic environment, we have adopted a strategy to (1) invest selectively in growth areas, defined by geography, industry sector, and client segment and (2) better coordinate our segments so as to bring our clients greater access to the Company’s specialty areas and analytical capabilities. Our growth strategy also involves increasing our investment in, and deployment of, our analytical capabilities.

With respect to the Legacy Towers Watson operations, the market for our services is subject to change as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. Regulatory and legislative actions, along with continuously evolving technological developments, will likely have the greatest impact on the overall market for our exchange products. We believe the primary factors in selecting a human resources or risk management consulting firm include reputation, the ability to provide measurable increases to stockholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. With regard to the market for exchanges, we believe that clients base their decisions on a variety of factors that include the ability of the provider to deliver measurable cost savings for clients, a strong reputation for efficient execution, a provider's capability in delivering a broad number of configurations to serve various population segments and financing options, and an innovative service delivery model and platform. For our traditional consulting and risk management services and the rapidly evolving exchange products, we believe we compete favorably with respect to these factors.
Financial Performance
The following is a summary of Legacy Willis’ 2015 GAAP financial results:

•
Total revenues of $3,829 million increased by $27 million, or 0.7 percent over the prior year. This growth comprised $115 million organic growth in commissions and fees, led by our International segment which reported high single digit growth, and a net $157 million increase from the impact of acquisitions and disposals, partially offset by $15 million organic decline in other revenues and $230 million adverse foreign currency movements.

•
Total operating expenses of $3,402 million increased by $247 million, or 7.8 percent over the prior year. This growth included a $90 million increase in restructuring costs related to the Operational Improvement Program, a $77 million increase in M&A related-transaction costs, a $70 litigation provision, a $181 million net increase in expenses from acquisitions and disposals, partially offset by $197 million favorable foreign currency movements.

•
Operating margin decreased 580 basis points to 11.2 percent from 17.0 percent in the prior year, as the increase in total operating expenses exceeded the increase in total revenues, primarily due to the $90 million increase in restructuring costs related to the Operational Improvement Program, the $70 million litigation provision referred to above, and the increase in expenses due to the mid-year acquisition of Miller initially exceeding the increase in revenues generated by the acquisition, due the seasonal profile of the business.

•	Net income attributable to Willis Towers Watson was $373 million, or $5.41 per diluted share, an increase of $11 million, or 3.0 percent, from $362 million, or $5.32 per diluted share, in 2014.

•
Cash flows from operating activities were $243 million in 2015, a decrease of $234 million, or 49.1 percent from $477 million in 2014. The $234 decrease was largely due to the following: higher cash outflow for restructuring costs and M&A transaction-related costs; higher cash outflow for incentives; and increase in accounts receivable from growth in the business and the timing of cash collections.

Our non-GAAP financial measures were as follows:

•
Underlying total revenues of $3,829 million increased $257 million, or 7.2 percent, over the prior year. Excluding the net $157 million increase from acquisitions and disposals, organic total revenues increased $100 million, or 2.8 percent over the prior year. This growth was driven by high commissions and fees growth in our International segment, supported by growth in Willis North America; partially offset by an $11 million decrease in other income due to the non-recurrence of a settlement related to a specialty book of business within Willis CWR.

Management’s Discussion and Analysis

•
Underlying total expenses of $3,122 million increased $207 million, or 7.1 percent, over the prior year. Excluding the net $181 million increase from acquisitions and disposals, organic total operating expenses of $2,912 million increased $26 million, or 0.9 percent, over the prior year.

•	The resultant organic operating margin increased by 150 basis points to 19.5 percent from 18.0 percent in the prior year.
Acquisitions and Disposals
Legacy Willis continued to successfully deliver on its measured acquisition strategy, which has been focused on high quality, specialized firms with leading market positions, and has continued to contribute to the Company’s overall growth rate.
Revenues from the twelve-month impact of acquisitions (net of disposals) have increased total revenues by $157 million more in 2015 than in 2014. Additionally, the twelve-month impact of acquisitions (net of disposals) has contributed approximately $12 million more to EBITDA compared with 2014.
The following are the key Legacy Willis acquisitions completed during 2015:

•	On May 31, 2015, Legacy Willis acquired an 85 percent interest in Miller Insurance Services LLP and its subsidiaries, a leading London wholesale specialist insurance broking firm.

•
On December 29, 2015, Legacy Willis acquired substantially all of the remaining share capital of GS & Cie Group (‘Gras Savoye’), the leading insurance broker in France. Gras Savoye has access to high-growth markets through a comprehensive network that spans Central and Eastern Europe, Africa and the Middle East.

During 2015, Legacy Willis also acquired:

•	Carsa Consultores, Agente de Seguros y de Fianzas de CV and its group companies, a leading insurance broker in Mexico;

•	the trade and assets of Evolution Benefits Consulting, Inc., a human capital practice in Pennsylvania;

•	Elite Risk Services, Taiwan;

•	CKA Risk Solutions, Australia;

•	Sparsam, Sweden;

•	PMI Group, UK (Private Medicine Intermediaries); and

•	the remaining interest in Miller do Brasil.
Operational improvement program
In April 2014, Legacy Willis announced an operational improvement program that would allow it to continue to strengthen its client service, realize operational efficiencies, and invest in new capabilities for growth.
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
The program began in the second quarter of 2014 and is expected to be complete by the end of 2017. The program was expecting to deliver cumulative cost savings of at least $420 million through 2017 and annual cost savings of approximately $300 million starting in 2018. However, due to strong execution against the overall strategy to date, the Company has increased

Willis Towers Watson plc

its expectations for cost savings from the program. The annual cost savings expected to be generated by the end of 2017 are now expected to be $325 million and the cumulative savings are now expected to be in excess of $490 million through the end of the program. The program cumulative expected savings exclude merger-related savings.
Actual cost savings of approximately $123 million were achieved in 2014 and 2015, taken together, and the estimated phasing of future cost savings is as follows: up to approximately $150 million in 2016, and up to approximately $250 million in 2017. The estimated cost savings are before any potential reinvestment for future growth.
To achieve these savings, the Company now expects to incur restructuring charges amounting up to approximately $440 million through the end of 2017. Program spend in 2014 and 2015, taken together, was $162 million, with approximately $140 million expected for 2016 and the balance of approximately $125 million expected to be incurred in 2017.
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
Relevant Legacy Willis metrics are:

•
ratio of full time employees (FTEs) in higher cost geographies to lower cost near-shore and off-shore centers as at December 31, 2015 was 75:25 (December 31, 2014 ratio was 78:22; March 31, 2014 ratio was 80:20);

•	indexed ratio of square footage of real estate per FTE as at December 31, 2015 was 95 (December 31, 2014 ratio was 98; March 31, 2014 ratio was 100); and

•	indexed ratio of desks per FTE as at December 31, 2015 was 101 (December 31, 2014 ratio was 99 (March 31, 2014 ratio was 100).
By releasing 93,000 square feet of space since March 2014, we have been able to have more employees occupy a smaller area. We are still adding employees to our new office in Tampa, Florida, completed in the fourth quarter of 2015, which has impacted the desk per FTE ratio, as have the additional desks required throughout the business for contractors and consultants not included in the FTE headcount.
The restructuring costs of $126 million related to the Operational Improvement Program incurred in 2015 were:

•	$31 million in the Willis North America, comprising $8 million termination benefits and $23 million professional services and other program costs;

•	$27 million in Willis GB, comprising $10 million termination benefits and $17 million professional services and other program costs;

•	$26 million in Willis International, comprising $8 million termination benefits and $18 million professional services and other program costs;

•	$9 million in Willis CWR, comprising $7 million termination benefits and $2 million professional services and other program costs; and

•	$33 million in Corporate and other, comprising $3 million termination benefits and $30 million professional services and other program costs.
UK Defined Benefit Pension Scheme

Salary freeze

On March 6, 2015, Legacy Willis announced to members of the UK defined benefit pension plan that, with effect from June 30, 2015, future salary increases would not be pensionable (the ‘salary freeze’). The Company has recognized the salary freeze as a plan amendment at the announcement date. The impact of the salary freeze is to reduce the plan’s projected benefit obligation by approximately $215 million and create a prior service credit which is recognized in other comprehensive income (loss) and then amortized to the Statement of Operations over the remaining expected service life of active employees.

Management’s Discussion and Analysis

Schedule of contributions
On December 31, 2015, Legacy Willis agreed to a revised schedule of contributions towards on-going accrual of benefits and deficit funding contributions the Company will make to the UK Plan to the end of 2024. The revised schedule of contributions replaces the previous agreement and therefore eliminates the clauses over profit share contributions and exceptional return contributions that became payable in certain circumstances.
Based on the revised agreement, contributions in 2016 will total approximately $83 million being deficit funding contributions of approximately $53 million, on-going contributions of approximately $22 million and the final contingent contribution of approximately $8 million following the share buybacks made in 2015.

Annual deficit funding contributions will reduce to approximately $22 million for 2017 through 2020 although additional ‘funding level’ contributions may become payable based on funding level assessments made between December 31, 2017 and 2024.  Such annual funding level contributions are capped at approximately $15 million.  From 2021 annual deficit funding contributions may be ceased, and instead paid into escrow, if the Scheme is ahead of its funding plan.

NON-GAAP FINANCIAL MEASURES

Legacy Willis non-GAAP financial measures for 2015
We believe that the understanding of the Company’s performance and comparative analysis of our results is enhanced by our disclosure of the following non-GAAP financial measures. We use these and other measures to establish Group performance targets and evaluate the performance of our operations.
Our method for calculating these measures may differ from those used by other companies and therefore comparability may be limited. Our calculation methods are:

•	Underlying measures
Our underlying non-GAAP measures are calculated by excluding restructuring costs relating to the Operational Improvement Program, the impact of the Venezuelan Bolivar devaluation, certain litigation provisions, gains (losses) on disposal of operations, remeasurement of previously held equity interests, non-recurring changes in deferred tax valuation allowances and, from the second quarter of 2015, merger and acquisition (‘M&A’) transaction-related costs, as relevant, from total revenues, total expenses, salaries and benefits, other operating expenses, operating income, net income, and diluted earnings per share, the most directly comparable GAAP measures. As a result of excluding merger and acquisition transaction-related costs from the second quarter of 2015, underlying non-GAAP measures for 2014 have been restated.
Additionally, prior year total revenues, total expenses, net income and diluted earnings per share have been rebased to current period exchange rates to eliminate the impact of year-over-year foreign exchange movements.

•	Organic measures
Our organic non-GAAP measures are calculated by further excluding the twelve-month impact from acquisitions and disposals from our underlying measures.
As set out in the tables below, underlying operating income increased $50 million, or 7.6 percent, to $707 million in 2015 compared with $657 million in 2014. Underlying operating margin at 18.5 percent in 2015 was up 10 basis points compared with 2014, while 2015 underlying net income was $441 million, $44 million higher than in 2014. Underlying earnings per diluted share were $6.39 in 2015, compared with $5.83 in 2014.
As set out in the tables below, organic operating income increased $74 million, or 11.7 percent, to $706 million in 2015 compared with $632 million in 2014. Organic operating margin at 19.5 percent in 2015 was up 150 basis points compared with 2014.

Willis Towers Watson plc

A reconciliation of reported total expenses, salaries and benefits and other operating expense, the most directly comparable GAAP measures, to underlying and organic total expenses, underlying and organic salaries and benefits and underlying and organic other operating expenses is as follows (in millions, except percentages):
2015 compared to 2014

	Salaries and benefits		Other operating expenses		Total expenses
	2015	2014	2015	2014	2015	2014
Expenses, GAAP basis	$2,306	$2,314	$799	$659	$3,402	$3,155
Excluding:
Restructuring costs	—	—	—	—	126	36
M&A transaction-related costs (a)	3	—	81	7	84	7
Litigation provision (b)	—	—	70	—	70	—
Foreign currency movements (c)	—	148	—	42	—	197
Underlying expenses	$2,303	$2,166	$648	$610	$3,122	$2,915
Less: net expenses from acquisitions and disposals	134	25	40	4	210	29
Organic expenses	$2,169	$2,141	$608	$606	$2,912	$2,886
_________________________________
(a) As a result of excluding merger and acquisition transaction-related costs from underlying expenses, underlying non-GAAP measures for 2014 have been restated.
(b) In light of our review of facts and circumstances relating to the Stanford Financial Group litigation matters discussed under ‘Legal Proceedings’ in this 10-K report (which are non-ordinary course litigation matters), we added $70 million to our provisions for loss contingencies relating to the Stanford litigation.  In conducting such a review, we take into account a variety of factors in accordance with applicable accounting standards. The ultimate resolution of these matters may differ from the amount provided for.
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

A reconciliation of reported total expenses, salaries and benefits and other operating expense, the most directly comparable GAAP measures, to underlying and organic total expenses, underlying and organic salaries and benefits and underlying and organic other operating expenses is as follows (in millions, except percentages):
2014 compared to 2013

	Salaries and benefits		Other operating expenses		Total expenses
	2014	2013	2014	2013	2014	2013
Expenses, GAAP basis	$2,314	$2,207	$659	$636	$3,155	$2,992
Excluding:
Restructuring costs	—	—	—	—	36	—
M&A transaction-related costs (a)	—	—	7	—	7	—
Expense reduction initiative	—	29	—	12	—	46
Fee related to the extinguishment of debt	—	—	—	1	—	1
Foreign currency movements (b)	—	(3)	—	(2)	—	(6)
Underlying expenses	$2,314	$2,181	$652	$625	$3,112	$2,951
Less: net expenses from acquisitions and disposals	33	13	4	3	29	19
Organic expenses	$2,281	$2,168	$648	$622	$3,083	$2,932
_________________________________
(a) As a result of excluding merger and acquisition transaction-related costs from underlying expenses, underlying non-GAAP measures for 2014 have been restated.
(b) For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

Management’s Discussion and Analysis

A reconciliation of reported total revenues and operating income, the most directly comparable GAAP measure, to underlying and organic total revenues, and underlying and organic operating income, is as follows (in millions, except percentages):
2015 compared to 2014

	2015	2014
Total revenues, GAAP basis	$3,829	$3,802
Excluding:
Foreign currency movements (c)	—	230
Underlying total revenue	$3,829	$3,572
Less: net revenue from acquisitions and disposals	211	54
Organic total revenue	$3,618	$3,518

Operating income, GAAP basis	$427	$647
Excluding:
Restructuring costs	126	36
M&A transaction-related costs (a)	84	7
Litigation provision (b)	70	—
Foreign currency movements (c)	—	(33)
Underlying operating income	$707	$657
Less: net operating income from acquisitions and disposals	1	25
Organic operating income	$706	$632

Operating margin, GAAP basis, or operating income as a percentage of total revenues	11.2%	17.0%
Underlying operating margin, or underlying operating income as a percentage of underlying total revenues	18.5%	18.4%
Organic operating margin, or organic operating income as a percentage of organic total revenues	19.5%	18.0%
_________________________________

(a)	As a result of excluding merger and acquisition transaction-related costs from underlying expenses, underlying non-GAAP measures for 2014 have been restated.

(b)
In light of our review of facts and circumstances relating to the Stanford Financial Group litigation matters discussed under ‘Legal Proceedings’ in this 10-K report (which are non-ordinary course litigation matters), we added $70 million to our provisions for loss contingencies relating to the Stanford litigation.  In conducting such a review, we take into account a variety of factors in accordance with applicable accounting standards. The ultimate resolution of these matters may differ from the amount provided for.

(c)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

Willis Towers Watson plc

A reconciliation of reported total revenues and operating income, the most directly comparable GAAP measure, to underlying and organic revenues, and underlying and organic operating income, is as follows (in millions, except percentages):
2014 compared to 2013

	2014	2013
Total revenues, GAAP basis	$3,802	3,655
Excluding:
Foreign currency movements (b)	—	30
Underlying total revenue	$3,802	$3,625
Less: net revenue from acquisitions and disposals	56	30
Organic total revenue	$3,746	$3,595

Operating income (loss), GAAP basis	$647	663
Excluding:
Restructuring costs	36	—
M&A transaction-related costs (a)	7	—
Expense reduction initiative	—	46
Fee related to the extinguishment of debt	—	1
Foreign currency movements (b)	—	(36)
Underlying operating income	$690	$674
Less: net operating income from acquisitions and disposals	3	11
Organic operating income	$687	$663

Operating margin, GAAP basis, or operating income as a percentage of total revenues	17.0%	18.1%
Underlying operating margin, or underlying operating income as a percentage of underlying total revenues	18.1%	18.6%
Organic operating margin, or organic operating income as a percentage of organic total revenues	18.3%	18.4%
_________________________________

(a)	As a result of excluding merger and acquisition transaction-related costs from underlying expenses, underlying non-GAAP measures for 2014 have been restated.

(b)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

Management’s Discussion and Analysis

A reconciliation of reported net income attributable to Willis Towers Watson, the most directly comparable GAAP measures, to underlying and organic EBITDA, is as follows (in millions):
2015 compared to 2014

	2015	2014
Net income attributable to Willis Towers Watson, GAAP basis	$373	$362
Excluding:
Net income attributable to noncontrolling interests	11	11
Interest in earnings of associates, net of tax	(11)	(14)
Income taxes	(33)	159
Interest expense	142	135
Other income, net	(55)	(6)
Depreciation	95	92
Amortization	76	54
Restructuring costs	126	36
M&A transaction-related costs (a)	84	7
Litigation provision (b)	70	—
Foreign currency movements (c)	—	(40)
Underlying EBITDA	$878	$796
Less: EBITDA from acquisitions and disposals	(37)	(25)
Organic EBITDA	$841	$771
_________________________________

(a)	As a result of excluding merger and acquisition transaction-related costs from underlying expenses, underlying non-GAAP measures for 2014 have been restated.

(b)
In light of our review of facts and circumstances relating to the Stanford Financial Group litigation matters discussed under ‘Legal Proceedings’ in this 10-K report (which are non-ordinary course litigation matters), we added $70 million to our provisions for loss contingencies relating to the Stanford litigation.  In conducting such a review, we take into account a variety of factors in accordance with applicable accounting standards. The ultimate resolution of these matters may differ from the amount provided for.

(c)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

Willis Towers Watson plc

A reconciliation of reported net income (loss) attributable to Willis Towers Watson, the most directly comparable GAAP measures, to underlying and organic EBITDA, is as follows (in millions):
2014 compared to 2013

	2014	2013
Net income attributable to Willis Towers Watson, GAAP basis	$362	365
Excluding:
Net income attributable to noncontrolling interests	11	12
Interest in earnings of associates, net of tax	(14)	—
Income taxes	159	122
Interest expense	135	126
Loss on extinguishment of debt	—	60
Other income, net	(6)	(22)
Depreciation	92	94
Amortization	54	55
Restructuring costs	36	—
Expense reduction initiative	—	41
Fees relating to the extinguishment of debt	—	1
M&A transaction-related costs (a)	7	—
Foreign currency movements (b)	—	(35)
Underlying EBITDA	$836	$819
Less: EBITDA from acquisitions and disposals	11	11
Organic EBITDA	$825	$808
_________________________________

(a)	As a result of excluding merger and acquisition transaction-related costs from underlying expenses, underlying non-GAAP measures for 2014 have been restated.

(b)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

Management’s Discussion and Analysis

A reconciliation of reported net income (loss) attributable to Willis Towers Watson and reported earnings per diluted share, the most directly comparable GAAP measures, to underlying net income and underlying earnings per diluted share, is as follows (in millions, except earnings per share data):
2015 compared to 2014

			Per diluted share
	2015	2014	2015	2014
Net income attributable to Willis Towers Watson, GAAP basis	$373	$362	$5.41	$5.32
Excluding:
Restructuring costs, net of tax	98	28	1.42	0.41
M&A transaction-related costs, net of tax (a)	74	7	1.07	0.10
Litigation provision, net of tax (b)	42	—	0.61	—
Venezuela currency devaluation, net of tax	30	13	0.44	0.19
Deferred tax valuation allowance	(96)	21	(1.40)	0.31
Gain on remeasurement of equity interests, net of tax	(59)	—	(0.85)	—
Net gain on disposal of operations, net of tax	(21)	(2)	(0.31)	(0.03)
Foreign currency movements (c)	—	(32)	—	(0.47)
Underlying net income	$441	$397	$6.39	$5.83
_______________________________

(a)	As a result of excluding merger and acquisition transaction-related costs from underlying expenses, underlying non-GAAP measures for 2014 have been restated.

(b)
In light of our review of facts and circumstances relating to the Stanford Financial Group litigation matters discussed under ‘Legal Proceedings’ in this 10-K report (which are non-ordinary course litigation matters), we added $70 million to our provisions for loss contingencies relating to the Stanford litigation.  In conducting such a review, we take into account a variety of factors in accordance with applicable accounting standards. The ultimate resolution of these matters may differ from the amount provided for.

(c)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.
2014 compared to 2013

			Per diluted share
	2014	2013	2014	2013
Net income attributable to Willis Towers Watson, GAAP basis	$362	$365	$5.32	$5.37
Excluding:
Restructuring costs, net of tax	28	—	0.41	—
M&A transaction-related costs, net of tax (a)	7	—	0.10	—
Venezuela currency devaluation, net of tax	13	—	0.19	—
Expense reduction initiative	—	38	—	0.56
Fee relating to the extinguishment of debt	—	1	—	0.01
Loss on extinguishment of debt	—	60	—	0.88
Deferred tax valuation allowance	21	9	0.31	0.13
Net gain on disposal of operations, net of tax	(2)	(1)	(0.03)	(0.01)
Foreign currency movements (b)	—	(34)	—	(0.50)
Underlying net income	$429	$438	$6.30	$6.44
_______________________________

(a)	As a result of excluding merger and acquisition transaction-related costs from underlying expenses, underlying non-GAAP measures for 2014 have been restated.

(b)	For prior periods, underlying measures have been rebased to current period exchange rates to remove the impact of foreign currency movements when comparing periods.

Willis Towers Watson plc

REVIEW OF CONSOLIDATED RESULTS
The following table is a summary of our revenues, operating income, operating margin, net income and diluted earnings per share (in millions, except earnings per share data and percentages):

	Year Ended December 31,
	2015	2014	2013
REVENUES
Commissions and fees	$3,809	$3,767	$3,633
Investment income	12	16	15
Other income	8	19	7
Total revenues	3,829	3,802	3,655
EXPENSES
Salaries and benefits	(2,306)	(2,314)	(2,207)
Other operating expenses	(799)	(659)	(636)
Depreciation expense	(95)	(92)	(94)
Amortization of intangible assets	(76)	(54)	(55)
Restructuring costs	(126)	(36)	—
Total expenses	(3,402)	(3,155)	(2,992)
OPERATING INCOME	427	647	663
Other income (expense), net	55	6	22
Loss on extinguishment of debt	—	—	(60)
Interest expense	(142)	(135)	(126)
INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	340	518	499
Income tax benefit (expense)	33	(159)	(122)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	373	359	377
Interest in earnings of associates, net of tax	11	14	—
NET INCOME	384	373	377
Less: net income attributable to noncontrolling interests	(11)	(11)	(12)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$373	$362	$365

Salaries and benefits as a percentage of total revenues	60.2%	60.9%	60.4%
Other operating expenses as a percentage of total revenues	20.9%	17.3%	17.4%
Operating margin (operating income as a percentage of total revenues)	11.2%	17.0%	18.1%
Diluted earnings per share	$5.41	$5.32	$5.37
Average diluted number of shares outstanding	69	68	68

Management’s Discussion and Analysis

Consolidated Results for 2015 compared to 2014
Revenues
Total revenues by segment for 2015 and 2014 are shown below (millions, except percentages):

				Change attributable to:
Year ended December 31,	2015	2014	% Change	Foreign currency movements	Underlying commissions and fees growth	Acquisitions and disposals	Organic commissions and fees growth(a)
Willis GB	$637	$662	(3.8)%	(5.4)%	1.6%	(0.2)%	1.8%
Willis Capital, Wholesale & Reinsurance	811	749	8.3%	(4.2)%	12.5%	11.5%	1.0%
Willis North America	1,298	1,318	(1.5)%	(0.4)%	(1.1)%	(3.5)%	2.4%
Willis International	1,063	1,038	2.4%	(18.7)%	21.1%	13.5%	7.6%
Commissions and fees	$3,809	$3,767	1.1%	(6.5)%	7.6%	4.3%	3.3%
Investment income	12	16	(25.0)%
Other income	8	19	(57.9)%
Total revenues	$3,829	$3,802	0.7%
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

Total revenues of $3,829 million increased by $27 million, or 0.7 percent, in 2015 compared to 2014. This was primarily due to 1.1 percent growth in commissions and fees.
Total commissions and fees in 2015 were $3,809 million, up $42 million, or 1.1 percent, from $3,767 million in 2014. This increase was comprised of organic growth of $115 million, or 3.3 percent, and growth through acquisitions and disposals of $155 million, or 4.3 percent, partially offset by negative foreign currency movements of $228 million or 6.5 percent.
The foreign currency impact was as a result of the strengthening of the US dollar against a number of currencies, most significantly the Euro and the Pound Sterling.
Willis GB reported a 3.8 percent reduction in commissions and fees as organic growth of 1.8 percent was offset by a 5.4 percent negative impact from foreign currency translation and a net 0.2 percent decline from acquisitions and disposals primarily due to the disposal of our niche classic car business and Preston and Dundee retail operations, partially offset by the acquisition of PMI and certain Miller businesses.
Organic commissions and fees growth of 1.8 percent was primarily due to growth in Financial Lines, Property & Casualty and Aerospace.
Willis Capital, Wholesale & Reinsurance reported 8.3 percent growth in commissions and fees, comprising 1.0 percent organic growth and an 11.5 percent positive impact from acquisitions and disposals primarily driven by the acquisition of Miller Insurance Services in the first half of 2015. This growth was partially offset by a 4.2 percent negative impact from foreign currency translation.
Organic commissions and fees growth of 1.0 percent was primarily due to growth in Reinsurance and new business wins in Willis Capital Markets & Advisory.
Willis North America reported 1.5 percent decline in commissions and fees compared to 2014 including organic growth of 2.4 percent partially offset by 3.5 percent negative impact from the disposal of non-strategic low growth offices, and a negative 0.4 percent impact from foreign currency translation.
Willis International reported growth of 2.4 percent in commissions and fees compared with 2014, comprising 7.6 percent organic growth and 13.5 percent positive acquisitions impact, largely from the acquisition of Max Matthiessen. This was partially offset by an 18.7 percent negative impact from foreign currency translation.

Willis Towers Watson plc

Organic commissions and fees growth by segment is discussed further in ‘Review of Segmental Results’, below.
Other income reported a decrease of $11 million compared with 2014. This decrease was due to a $15 million decrease in settlements, partially offset by a $4 million increase in income from sales of US books of business.
Salaries and Benefits
Salaries and benefits were $2,306 million, or 0.3 percent, lower in 2015 compared with 2014 and include a net $109 million increase from acquisitions and disposals offset by $148 million of favorable foreign currency movements. The remaining increase of $31 million was driven by increased headcount, pay reviews, and higher incentives, partially offset by lower benefits.
Other Expenses
Other operating expenses were $140 million, or 21.2 percent, higher in 2015 compared with 2014. This growth included a net increase of $2 million in organic other operating costs, a net $36 million increase from acquisitions and disposals, a $70 million increase relating to litigation provisions and a $74 million increase in M&A transaction-related costs. Growth was partially offset by $42 million of favorable foreign currency movements.
Depreciation expense was $95 million in 2015, compared with $92 million in 2014. The increase of $3 million included an organic increase of $4 million and a net $4 million increase from acquisitions and disposals, partially offset by $5 million of favorable foreign currency movements.
Amortization of intangible assets was $76 million in 2015, an increase of $22 million compared to 2014. The increase primarily reflects the increased charge relating to recent acquisitions including Charles Monat and Max Matthiessen, partially offset by the ongoing reduction in the HRH acquisition amortization
Restructuring costs related to our operational improvement program were $126 million in 2015, compared with $36 million in 2014. This is discussed in further detail in the ‘Operational improvement program’ section in the Executive Summary section above.
Other Income (Expense), net
Other income (expense), net increased by $49 million compared to 2014. This increase was primarily due to a $59 million gain on the remeasurement of the previously equity accounted investment in Gras Savoye and increased gains on disposals of operations partially offset by an increase in the foreign currency loss in Venezuela.
Income Taxes
The tax rate for 2015 was (10) percent, compared with 31 percent for 2014. The decrease in tax rate over the prior year is mainly attributable to the partial release of the valuation allowance in the US.
After adjusting for certain items, as listed below, the tax rate for 2015 was 22 percent:

•	a tax benefit of $nil associated with the $30 million pre-tax expense arising in relation to the Venezuela currency devaluation;

•	a tax benefit of $28 million associated with charges of $126 million incurred in relation to the Operational Improvement Program;

•	a tax expense of $4 million associated with pre-tax gains of $25 million related to business disposals;

•	a tax benefit of $96 million relating to a partial release of the US valuation allowance;

•	a tax benefit of $10 million associated with M&A transaction-related costs of $84 million;

•	a tax benefit of $28 million associated with a $70 million litigation provision; and

•	a tax expense of $nil associated with the $59 million gain on remeasurement of equity interests.

Management’s Discussion and Analysis

Interest in Earnings of Associates, net of Tax
The majority of our interest in earnings of associates relates to our share of ownership of Gras Savoye, the leading broker in France. Interest in earnings of associates, net of tax, in 2015 was $11 million compared with $14 million in 2014. Following the acquisition of substantially all of the remaining share capital of Gras Savoye on December 29, 2015, interest in earnings of associates from that date no longer includes earnings from Gras Savoye, as we now consolidate Gras Savoye.
Consolidated Results for 2014 compared to 2013
Revenues
Total revenues by segment for 2014 and 2013 are shown below (millions, except percentages):

				Change attributable to:
Year ended December 31,	2014	2013	% Change	Foreign currency translation	Acquisitions and disposals	Organic commissions and fees growth(a)

Willis GB	$662	$665	(0.5)%	1.4%	(0.4)%	(1.5)%
Willis Capital, Wholesale & Reinsurance	749	716	4.6%	0.1%	0.2%	4.3%
Willis North America	1,318	1,304	1.1%	—%	(1.6)%	2.7%
Willis International	1,038	948	9.5%	(4.9)%	5.6%	8.8%
Commissions and fees	$3,767	$3,633	3.7%	(0.9)%	0.8%	3.8%
Investment income	16	15	6.7%
Other income	19	7	171.4%
Total revenues	$3,802	$3,655	4.0%
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
Total commissions and fees in 2014 were $3,767 million, up $134 million, or 3.7 percent, from $3,633 million in 2013. This increase comprised organic growth of $134 million, or 3.8 percent, and growth through acquisitions and disposals of $28 million, or 0.8 percent, partially offset by negative foreign currency movements of $30 million or 0.9 percent.
The foreign currency impact was as a result of the strengthening of the US dollar against a number of currencies that our commissions and fees are earned in, most significantly the Euro, Australian dollar and Brazilian real, partially offset by the year-on-year weakening of the US dollar against the Pound Sterling.

The Willis GB segment reported 0.5 percent decline in commissions and fees, as negative 1.5 percent organic growth and 0.4 adverse impact from acquisitions and disposals, primarily due to a disposal in second quarter 2013, was partially offset by a 1.4 percent favorable impact from foreign exchange.

Willis CWR reported 4.6 percent growth in commissions and fees, which includes organic growth of 4.3 percent, 0.2 percent positive impact from acquisitions and 0.1 percent favorable movement from foreign currency movements.

Willis North America segment reported 1.1 percent growth in commissions and fees compared to 2013 including organic growth of 2.7 percent which was partially offset by 1.6 percent negative impact from the disposal of non-strategic low growth offices. Foreign currency movements had no impact on commissions and fees.

Willis International segment reported 9.5 percent growth in commissions and fees compared with 2013, comprising 8.8 percent organic growth and 5.6 percent positive impact from the acquisitions of Max Matthiessen and Charles Monat during 2014. This was partially offset by a 4.9 percent negative impact from foreign currency movements.

Willis Towers Watson plc

Organic commissions and fees growth by segment is discussed further in ‘Review of Segmental Results’, below.

Other income reported an increase of $12 million compared to 2013. This increase was primarily due to a $12 million settlement related to a specialty book of business within the Willis CWR segment.

Salaries and Benefits
Salaries and benefits were $107 million, or 4.8 percent, higher in 2014 compared with 2013 and include a net $20 million increase from acquisitions and disposals and $3 million of adverse foreign currency movements, offset by a $29 million benefit from the non-recurrence of 2013 expense reduction initiative costs. The remaining increase of $113 million was driven by increased headcount, pay reviews, and higher incentives.
Other Expenses
Other operating expenses were $23 million, or 3.6 percent, higher in 2014 compared with 2013. This growth included a net $9 million increase from acquisitions and disposals and $2 million of adverse foreign currency movements, offset by a $12 million benefit from the non-recurrence of 2013 expense reduction initiative costs and marketing costs. The remaining increase of $25 million was primarily due to higher travel, accommodation and entertainment expenses, along with increased systems costs.
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
Restructuring costs related to our operational improvement program were $36 million in 2014, compared with $nil in 2013. This is discussed in further detail in the ‘Operational improvement program’ section in the executive summary section above.
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

Management’s Discussion and Analysis

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The Merger with Towers Watson did not have any impact on Legacy Willis’ liquidity (ability to generate adequate amounts of cash to meet needs for cash), due to the share-for-share nature of the Merger, except for: the acceleration of the dividend paid in December 2015, which would otherwise have been paid in January 2016; and the $400 million tranche drawn on January 4, 2016 under the Legacy Willis 1-year term loan facility, which was used to re-finance debt held by Legacy Towers Watson which became due on acquisition.
Legacy Willis funded the cash consideration for the acquisition of Gras Savoye with a 1-year term loan.
Legacy Willis’ principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under revolving credit facilities. Legacy Towers Watson’s principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents, and amounts available under a revolving credit facility.
Based on our combined balance sheets, combined cash flows, current market conditions and information available to us at this time, including a potential refinancing of our debt financing in 2016, we believe that Willis Towers Watson has sufficient liquidity, which includes our undrawn revolving credit facilities, to meet our cash needs for the next twelve months, including investing in the business for growth, creating value through the integration of Willis, Towers Watson and Gras Savoye, making scheduled debt repayments, and making contemplated dividend payments.
Consistent with our liquidity position, management considers various alternative strategic uses of cash reserves. As part of the integration of Willis, Towers Watson and Gras Savoye, the Company is considering restructuring its debt financing in 2016, dependent on market and other conditions at the time. The Company will also consider buying back shares in the open market or through privately negotiated transactions, depending on market conditions.
Legacy Willis
Legacy Willis’ principal sources of liquidity are cash from operations, available cash and cash equivalents and amounts available under our revolving credit facilities, excluding the UK facility which is solely for use by our main regulated UK entity in certain exceptional circumstances, and the Willis Securities facility, which is solely used for regulatory capital and securities underwriting purposes only.
Legacy Willis’ principal short-term uses of liquidity and capital resources are operating expenses, capital expenditures, dividends, funding defined benefit pension plans, and servicing of debt, including redemption of senior notes and repayment of borrowings under our 1-year term loan facility.
Legacy Willis’ long-term liquidity requirements, as of December 31, 2015, consisted of the repayment of the principal amount of outstanding notes; borrowings under our term loan facility expiring in 2018 and under our $800 million revolving credit facility; and funding defined benefit pension plans as discussed below.
As at December 31, 2015 cash and cash equivalents were $532 million, a decrease of $103 million compared to December 31, 2014.
Included within cash and cash equivalents as at December 31, 2015 is a proportion held for regulatory capital adequacy requirements, including $82 million held within our regulated UK entities for regulatory capital adequacy requirements.
Cash flows from operating activities fell to $243 million in 2015 from $477 million in 2014. In addition, $13 million was provided from the disposal of fixed and intangible assets (2014: $6 million), $124 million proceeds from the issue of shares (2014: $134 million), and $44 million proceeds from the disposal of operations (2014: $86 million).
As at December 31, 2015 there was $467 million drawn down on our revolving credit facilities (2014: $nil). During the year ended December 31, 2015, we made 17 drawings totaling $1,120 million and 14 repayments totaling $651 million on the $800 million Trinity Acquisition facility and 2 drawings totaling $704 million and 3 repayments totaling $704 million on the $400 million Willis Securities facility. In the fourth quarter of 2015, Legacy Willis took out a $592 million 1-year term loan to fund the acquisition of Gras Savoye.
The primary uses of funds during 2015 included: $857 million payments of consideration for acquisitions (of operations and intangible assets), primarily Gras Savoye and Miller; $439 million cash payments of incentive awards, primarily relating to

Willis Towers Watson plc

2014; $277 million dividend payments; $166 million repayments of debt; $146 million capital expenditure related to leasehold improvements and furniture and equipment, including in relation to information technology projects; and $118 million cash contributions, including employees’ salary sacrifice contributions, to our defined benefit pension schemes.
Legacy Willis suspended its previously authorized share buyback program on June 30, 2015, pending the completion of the Merger with Towers Watson. During 2015, Legacy Willis bought back approximately 1,710,000 shares for a total cost of $82 million, of its intended $175 million 2015 buyback program, to offset the increase in shares outstanding resulting from the exercise of employee stock options.
The impact of movements in liquidity, debt and EBITDA in 2015 had a positive impact on the interest coverage ratio and a negative impact on the leverage ratio. On December 29, 2015, we exercised our right to request that the leverage ratio be automatically increased as a result of acquisitions, including the acquisition of Gras Savoye. Both these Legacy Willis ratios remain within the requirements of the relevant debt covenants.
Debt
Legacy Willis total debt, total equity and the capitalization ratio at December 31, 2015 and 2014 were as follows (in millions, except percentages):

	December 31, 2015	December 31, 2014 (i)
Long-term debt	$2,278	$2,130
Short-term debt and current portion of long-term debt	$988	$167
Total debt	$3,266	$2,297
Total Willis Towers Watson stockholders’ equity	$2,229	$1,985
Capitalization ratio	59.4%	53.6%
_________________________________
(i) As described in Note 2, following retrospective application of ASU 2015-03, ‘Simplifying the Presentation of Debt Issuance Costs’, debt issuance costs related to a note are now reported in the balance sheet as a direct deduction from the face amount of that note. 2014 balances have been reclassified accordingly.
At December 31, 2015 the only mandatory Legacy Willis debt repayments of principal falling due over the next 12 months are $300 million outstanding on our 4.125% senior notes, $592 million outstanding on the 1-year term loan taken out in the fourth quarter of 2015 to fund the acquisition of Gras Savoye, $23 million outstanding under the term loan expiring in 2018, and $79 million outstanding under a bank overdraft arrangement (repaid on January 11, 2016).
As part of the integration of Willis, Towers Watson and Gras Savoye, the Company is considering restructuring its debt financing in the near term to both extend maturities and refinance certain items as they fall due during 2016. We anticipate this restructuring will include raising market finance of $1.5 billion to $2.0 billion. Any such restructuring is dependent on market and other conditions at the time.

Management’s Discussion and Analysis

Cash flow
Summary Legacy Willis consolidated cash flow information (in millions):

	Year Ended December 31,
	2015	2014	2013
Cash provided by operating activities
Total net cash provided by operating activities	$243	$477	$561
Cash flows from investing activities
Total net cash used in continuing investing activities	(943)	(276)	(120)
Cash flows from financing activities
Total net cash provided by (used in) continuing financing activities	641	(323)	(137)
(Decrease) increase in cash and cash equivalents	(59)	(122)	304
Effect of exchange rate changes on cash and cash equivalents	(44)	(39)	(8)
Cash and cash equivalents, beginning of year	635	796	500
Cash and cash equivalents, end of year	$532	$635	$796
This summary consolidated cash flow should be viewed in addition to, not in lieu of, the Company’s consolidated financial statements.
Consolidated Legacy Willis Cash Flow for 2015 compared to 2014
Operating Activities
Net cash provided by operating activities in 2015 decreased by $234 million to $243 million compared with 2014.
The $243 million cash from operations comprises net income of $384 million, adjusted for $38 million of non-cash adjustments to reconcile net income to cash provided by operating activities net of $179 million of negative working capital movements.
The non-cash adjustments included a net gain on disposals, depreciation, amortization of intangible assets, net defined benefit pension costs, share-based compensation, provisions for deferred income taxes and the effect of exchange rate changes.
The $179 million negative movement in working capital included $439 million of incentive payments and $118 million cash contributions (including $9 million for employees’ salary sacrifice and $21 million contingent contributions) to our defined benefit pension schemes. Additionally, there was a $155 million increase in accounts receivable, as revenue recognized in 2015 was greater than cash collection, and $495 million positive movement in other liabilities which includes incentives accrued during 2015 that will be paid in 2016.
The $234 million decrease in cash provided by operating activities in 2015 compared to 2014 was largely due to the following: higher cash outflow for restructuring costs and M&A transaction-related transaction costs; higher cash outflow for incentives; increase in accounts receivable from growth in the business; and the timing of cash collections.
Investing Activities
Net cash used in investing activities in 2015 was $943 million. This included cash used to purchase subsidiaries and intangible assets of $857 million and capital expenditure of $146 million, partly offset by $44 million of proceeds from the disposal of operations and $13 million cash received from the sale of fixed and intangible assets.
Financing Activities
Net cash provided by financing activities in 2015 was $641 million, primarily due to $469 million drawings on our $800 million revolving credit facility, a new $592 million term loan drawn down in the fourth quarter of 2015 to fund the acquisition of Gras Savoye and $124 million proceeds from the issue of shares, partly offset by dividends paid, including to noncontrolling interests, of $293 million, $82 million to repurchase approximately 1,710,000 shares and $166 million of debt repayments.

Willis Towers Watson plc

Consolidated Legacy Willis Cash Flow for 2014 compared to 2013
Operating Activities
Net cash provided by operating activities in 2014 decreased by $84 million to $477 million compared with 2013.
The $477 million cash from operations comprises net income of $373 million, net $257 million of non-cash adjustments to reconcile net income to cash provided by operating activities and $153 million of negative working capital movements.
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
Financing Activities
Net cash used in financing activities in 2014 was $323 million primarily due to dividends paid, including to noncontrolling interests, of $227 million, $213 million to repurchase approximately five million shares and $15 million of mandatory repayments against the term loan offset by cash receipts of $134 million from the issue of shares.
Own funds
As of December 31, 2015, Legacy Willis had cash and cash equivalents of $532 million, compared with $635 million at December 31, 2014. Additionally, $755 million was available to draw under Legacy Willis revolving credit facilities at December 31, 2015, compared with $1,222 million at December 31, 2014, and $400 million was available to draw under Legacy Willis’ 1-year term loan facility at December 31, 2015. The $400 million available under the the 1-year term loan facility was subsequently drawn, on January 4, 2016, in connection with the Merger.
Fiduciary funds
As an intermediary, Legacy Willis holds funds generally in a fiduciary capacity for the account of third parties, typically as the result of premiums received from clients that are in transit to insurers and claims due to clients that are in transit from insurers. We report premiums, which are held on account of, or due from, clients as assets with a corresponding liability due to the insurers. Claims held by, or due to, us which are due to clients are also shown as both assets and liabilities.
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
As of December 31, 2015, Legacy Willis had fiduciary funds of $2.3 billion, compared with $1.9 billion at December 31, 2014.
Share buybacks
Legacy Willis suspended its previously authorized share buyback program on June 30, 2015, pending the completion of the Merger. During 2015, the Company bought back approximately 1,710,000 shares for a total cost of $82 million, of its intended $175 million 2015 buyback program, to offset the increase in shares outstanding resulting from the exercise of employee stock options.

Management’s Discussion and Analysis

The Company will also consider buying back shares in the open market or through privately negotiated transactions, depending on market conditions. The maximum number of shares that may be purchased under the existing share buyback program based on the Company’s closing stock price on December 31, 2015 of $128.66 was 4,111,475.
Dividends
Cash dividends paid by Legacy Willis in 2015 were $277 million compared with $210 million in 2014 and $193 million in 2013. In February 2016, Willis Towers Watson declared a quarterly cash dividend of $0.48 per share, an annual rate of $1.92 per share.

Willis Towers Watson plc

REVIEW OF SEGMENTAL RESULTS
We are integrating the Legacy Companies of Willis and Towers Watson and creating a unified platform for global growth, including positioning the Company to leverage our mutual distribution strength to enhance market penetration, expand our global footprint and create a strong platform for further innovation. The fully integrated Company will have a more comprehensive offering of services and solutions to provide to clients across four business segments: Corporate Risk and Broking; Exchange Solutions; Human Capital and Benefits; and Investment, Risk and Reinsurance.
Until we are integrated, we will continue to manage our business through the Legacy Company platforms. Legacy Willis had four reportable operating segments: Willis GB; Willis Capital, Wholesale & Reinsurance; Willis North America; and Willis International. Legacy Towers Watson had four reportable operating segments: Benefits; Exchange Solutions; Risk and Financial Services; and Talent and Rewards. From April 1, 2016, we expect to manage our business across four integrated reportable operating segments: Corporate Risk and Broking; Exchange Solutions; Human Capital and Benefits; and Investment, Risk and Reinsurance.
Due to the closing date of the Merger on January 4, 2016, after the end of the fiscal year, Legacy Towers Watson results of operations and financial position are not presented in this Form 10-K. Please see Note 31 — Subsequent Events for additional information.

The following table is a summary of our operating results by segment for the three years ended December 31, 2015 (in millions except percentages):

	2015			2014			2013
	Revenues	Operating Income (Loss)	Operating Margin	Revenues	Operating Income (Loss)	Operating Margin	Revenues	Operating Income (Loss)	Operating Margin
Willis GB	$641	$143	22.3%	$669	$148	22.1%	$666	$180	27.0%
Willis Capital, Wholesale & Reinsurance	815	158	19.4%	766	224	29.2%	721	221	30.7%
Willis North America	1,305	187	14.3%	1,323	232	17.5%	1,313	205	15.6%
Willis International	1,068	165	15.4%	1,044	195	18.7%	955	181	19.0%
Total Segments	3,829	653	17.1%	3,802	799	21.0%	3,655	787	21.5%
Corporate & Other	—	(226)	n/a	—	(152)	n/a	—	(124)	n/a
Total Consolidated	$3,829	$427	11.2%	$3,802	$647	17.0%	$3,655	$663	18.1%

Management’s Discussion and Analysis

Willis GB
Willis GB, our Great Britain-based specialty and retail business, comprised the following business units: Property & Casualty; Financial Lines; Transport; and Retail Networks.
The following table sets out the components of Willis GB’s revenues, and its organic commissions and fees growth, operating income and margin for the three years ended December 31, 2015 (in millions, except percentages):

	2015	2014	2013
Commissions and fees	$637	$662	$665
Investment income	4	4	1
Other income (a)	—	3	—
Total revenues	$641	$669	$666
Operating income	$143	$148	$180
Revenue growth	(4.2)%	(0.5)%	5.9%
Organic commissions and fees growth (b)	1.8%	(1.5)%	3.0%
Operating margin (c)	22.3%	22.1%	27.0%
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
2015 compared to 2014
Revenues
Commissions and fees of $637 million were $25 million, or 3.8 percent, lower in 2015 compared with 2014.
Organic commissions and fees growth, which excludes an adverse 5.4 percent impact from foreign currency movements and a net 0.2 percent decline due to acquisitions and disposals, was 1.8 percent compared with 2014.
The 1.8 percent organic growth in commissions and fees was primarily due to growth in Financial Lines, Property & Casualty and Aerospace.
The 0.2 percent decline from acquisitions and disposals was related to the disposal of our niche classic car business and
Preston and Dundee retail operations, partially offset by the acquisition of PMI and certain Miller businesses.
The turnaround efforts in this segment are starting to come to fruition as management continues to re-engineer the cost base while reinvesting in growth.
The adverse foreign currency movements were primarily due to the weakening of the Euro and Pound sterling against the US dollar.
Expenses
Total operating expenses of $498 million were $23 million, or 4.4 percent, lower for 2015 compared with 2014.
Underlying total expenses, which exclude $29 million of favorable foreign currency movements, partially offset by a $17 million increase in restructuring costs related to the Operational Improvement Program and a $2 million increase in M&A transaction-related costs, decreased $13 million, or 2.7 percent, compared with 2014.
The $13 million, or 2.7 percent, decrease in underlying total expenses was primarily due to lower salaries and benefits, as a result of efficiency savings from the Operational Improvement Program, and lower other operating expenses as a consequence of cost management initiatives.
Organic expenses, which exclude the impact from foreign currency movements, acquisitions and disposals, restructuring costs and M&A transaction-related costs, decreased by $14 million, or 2.9 percent, compared with 2014, again driven by lower salaries and benefits as a result of efficiency savings from the Operational Improvement Program, and lower other operating expenses as a result of cost management initiatives.

Willis Towers Watson plc

The favorable foreign currency movements were primarily due to the weakening of the Euro and Pound sterling against the US dollar.
See the ‘Operational Improvement Program’ section above for further details of the restructuring costs.
Operating margin

Operating margin was 22.3 percent in 2015, up 20 basis points from 22.1 percent in 2014, reflecting the underlying improvement from organic revenue growth and expense reduction, partially offset primarily by net adverse foreign exchange movements and the restructuring costs of the Operational Improvement Program.

2014 compared to 2013
Revenues
Commissions and fees of $662 million were $3 million, or 0.5 percent, lower in 2014 compared with 2013. The decrease includes negative organic growth of 1.5 percent and a 0.4 percent adverse impact from acquisitions and disposals partially offset by 1.4 percent positive impact from foreign currency movements.
The 1.5 percent negative organic growth in commissions and fees was driven by the negative impact of rates and the non-recurrence of significant construction projects in 2014. The low single-digit decline was primarily due to poor performance in the Insolvency and Willis Commercial Network businesses of Retail Networks and Property & Casualty partially offset by mid-single digit growth in Financial Lines.
The 0.4 percent decline from acquisitions and disposals was related to the disposal of a small commercial business from the UK Retail division during 2013 partially offset by the acquisition of Prime Professions in second quarter 2013.
Other income of $3 million included a legal settlement related to the departure of an Aerospace producer.
Expenses
Total operating expenses of $521 million were $36 million, or 7.4 percent, higher for 2014 compared with 2013.
The $36 million growth in expenses was due to adverse foreign currency movements and higher salaries and benefits as a result of the increase in headcount relative to the prior year and annual salary reviews. This increase was offset by the decline in Other operating expenses primarily due to lower allocation of corporate costs and an E&O provision release partially offset by higher systems and premises costs.
In addition, the year-on-year growth included $10 million restructuring costs relating the Operational Improvement Program.
Operating margin

Full year operating margin was 22.1 percent in 2014 and 27.0 percent in 2013. The decline was driven by expense growth of 7.4 percent, which includes significant investment in specialist and client advocacy capability, exceeding the 0.5 percent total revenue growth.

Management’s Discussion and Analysis

Willis Capital, Wholesale & Reinsurance
Willis CWR operations comprised Willis Re, Willis Capital Markets & Advisory, our Wholesale business; and Portfolio and Underwriting Services.
The following table sets out the components of Willis CWR’s revenues, and its organic commissions and fees growth, operating income and margin for the three years ended December 31, 2015 (in millions, except percentages):

	2015	2014	2013
Commissions and fees	$811	$749	$716
Investment income	3	5	5
Other income (a)	1	12	—
Total revenues	$815	$766	$721
Operating income	$158	$224	$221
Revenue growth	6.4%	6.2%	3.3%
Organic commissions and fees growth (b)	1.0%	4.3%	6.5%
Operating margin (c)	19.4%	29.2%	30.7%
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

2015 compared to 2014
Revenues
Commissions and fees of $811 million were $62 million, or 8.3 percent, higher in 2015 compared with 2014.
Organic commissions and fees growth, which excludes a net 11.5 percent favorable impact from acquisitions and disposals, partially offset by an adverse 4.2 percent impact from foreign currency movements, was 1.0 percent.
The 1.0 percent organic growth in commissions and fees was primarily due to growth in Reinsurance and new business wins in Willis Capital Markets & Advisory.
The 11.5 percent increase from acquisitions and disposals was primarily due to the acquisition of Miller Insurance Services LLP in the second quarter of 2015.
The $11 million decrease in other income was primarily due to a $12 million settlement received in 2014 relating to a specialty book of business.
The adverse foreign currency movements were primarily due to the weakening of the Euro and Pound sterling against the US dollar.
Expenses
Total operating expenses of $657 million were $115 million, or 21.2 percent, higher for 2015 compared with 2014.
Organic total expenses, which exclude a $97 million increase due to acquisitions and disposals, an $8 million increase in restructuring costs related to the Operational Improvement Program and a $7 million increase in M&A transaction-related costs, partially offset by $20 million of favorable foreign currency movements, increased $23 million, or 4.5 percent, compared with 2014.
The $23 million, or 4.5 percent, increase in organic total expenses was due to a higher salaries and benefits expense due to annual pay increases and higher charges for incentives, and higher business development costs.
See the ‘Operational Improvement Program’ section above for further details of the restructuring costs.

Willis Towers Watson plc

Operating margin

Operating margin was 19.4 percent in 2015, down 980 basis points from 29.2 percent in 2014. The decline was due to: the impact of acquisitions and disposals, including the effects of acquiring Miller part way through the year (388 basis points); business unit performance, mainly related to organic wholesale business, and increases in staff compensation (233 basis points); decrease arising from one-off investments as part of the Operational Improvement Program and from M&A transaction-related costs (228 basis points); and net adverse foreign currency movements during the year (131 basis points).

2014 compared to 2013
Revenues
Commissions and fees of $749 million were $33 million, or 4.6 percent, higher in 2014 compared with 2013. The increase includes organic growth of 4.3 percent, a positive 0.1 percent impact from foreign currency movements and a 0.2 percent increase due to acquisitions and disposals.
The 4.3 percent organic growth in commissions and fees was driven by strong new business growth and higher client retention levels compared with the year ago period.
Reinsurance reported mid single-digit organic commissions and fees growth, with its North America business again leading the way with high single-digit growth. New business was strong across all three divisions and we reported increased client retention levels compared to the prior year. Growth however was tempered by the negative impact of premium rate movements.
Willis Capital Markets & Advisory performed solidly in the year and reported significant growth on last year as a result of significant new business wins.
Other income of $12 million related to a settlement for a specialty book of business.
Expenses
Total operating expenses of $542 million were $42 million, or 8.4 percent, higher for 2014 compared with 2013.
The $42 million growth in expenses was due to adverse foreign currency movements and higher salaries and benefits as a result of the increase in headcount relative to the prior year, annual salary reviews and higher incentives which were linked to commissions and fees performance, and a legal claim settlement.
In addition, the year-on-year growth included $1 million restructuring costs relating to the Operational Improvement Program.
Operating margin

Full year operating margin was 29.2 percent in 2014 and 30.7 percent in 2013. The decline was driven by expense growth of 8.4 percent exceeding the 6.2 percent total revenue growth.

Management’s Discussion and Analysis

Willis North America
Our North America business provided risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States and Canada.
The following table sets out revenues, operating income, organic commissions and fees growth and operating margin for the three years ended December 31, 2015 (in millions, except percentages):

	2015	2014	2013
Commissions and fees (a)	$1,298	$1,318	$1,304
Investment income	1	1	2
Other income (b)	6	4	7
Total revenues	$1,305	$1,323	$1,313
Operating income	$187	$232	$205
Revenue growth	(1.4)%	0.8%	5.0%
Organic commissions and fees growth (c)	2.4%	2.7%	4.7%
Operating margin (d)	14.3%	17.5%	15.6%
_________________

(a)	Commissions and fees in 2013 included a positive $5 million adjustment to align the recognition of revenue in the North America Personal Lines business with the rest of the Group.

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

(d)	Percentages may differ due to rounding.
2015 compared to 2014
Revenues
Commissions and fees of $1,298 million were $20 million, or 1.5 percent, lower in 2015 compared with 2014.
Organic commissions and fees growth, which excludes a 3.5 percent adverse net impact from acquisitions and disposals and a 0.4 percent adverse impact from foreign currency movements, was 2.4 percent.
The 2.4 percent organic growth in commissions and fees included growth in the Construction business.
The 3.5 percent adverse impact from acquisitions and disposals was primarily due to the disposal of non-strategic low growth offices.
Expenses
Total operating expenses of $1,118 million were $27 million, or 2.5 percent, higher for 2015 compared with 2014.
Underlying total expenses, which exclude a $28 million increase in restructuring costs related to the Operational Improvement Program, partially offset by $5 million of favorable foreign currency movements, increased $4 million, or 0.4 percent, compared with 2014.
See the ‘Operational Improvement Program’ section above for further details of the restructuring costs.
Operating margin

Operating margin was 14.3 percent in 2015, down 320 basis points from 17.5 percent in 2014. Divestiture and restructuring costs were large contributors to the decline.

Willis Towers Watson plc

2014 compared to 2013
Revenues
Commissions and fees of $1,318 million were $14 million, or 1.1 percent, higher in 2014 compared with 2013.
This increase was primarily due to organic growth of 2.7 percent partially offset by a 1.6 percent negative impact from acquisitions and disposals.
The acquisitions and disposals impact was primarily due to the disposal of non-strategic low growth offices in the second and fourth quarters of 2014 partially offset by the acquisition of the employee benefits consulting division of Capital Strategies in fourth quarter 2013.
The 2.7 percent organic growth in commissions and fees was driven by strong new business growth compared with the year ago period, partially offset by lost business and the non-recurrence of a positive $5 million adjustment in 2013 to align the recognition of revenue in the North America Personal Lines business with the rest of the Group. Rates had a small negative impact on the full year’s commissions and fees.
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
Expenses
Total operating expenses of $1,091 million were $17 million or 1.5 percent, lower for 2014 compared to 2013.
The $17 million reduction in expenses was due to lower incentives as a result of one-off adjustments, the reduction to the amortization of intangible assets and the disposal of certain non-strategic low growth locations partially offset by higher salaries, due to annual salary reviews, and higher business development expenses.
In addition, full year 2014 operating expenses included $3 million restructuring costs relating to the Operational Improvement Program.
Operating margin

Operating margin in North America was 17.5 percent in 2014 compared with 15.6 percent in 2013 driven by solid commissions and fees growth and expense reduction discussed above.

Management’s Discussion and Analysis

Willis International
Our International business comprised our retail operations in Western Europe, Central and Eastern Europe, Asia, Australasia, the Middle East, South Africa and Latin America. The services provided are focused according to the characteristics of each market and vary across offices, but generally include direct risk management and insurance brokerage and employee benefits consulting.
The following table sets out revenues, operating income, organic commissions and fees growth and operating margin for the three years ended December 31, 2015 (in millions, except percentages):

	2015	2014	2013
Commissions and fees (a)	$1,063	$1,038	$948
Investment income	4	6	7
Other income (a)	1	—	—
Total revenues	$1,068	$1,044	$955
Operating income	165	195	181
Revenue growth	2.3%	9.3%	5.9%
Organic commissions and fees growth (b)	7.6%	8.8%	5.4%
Operating margin (c)	15.4%	18.7%	19.0%
________________

(a)	Commissions and fees in 2013 included a negative $15 million adjustment to align the recognition of revenue in China with the rest of the Group.

(b)
Organic commissions and fees growth excludes: (i) the impact of foreign currency translation; (ii) the first twelve months of net commission and fee revenues generated from acquisitions; and (iii) the net commission and fee revenues related to operations disposed of in each period presented.

(c)	Percentages may differ due to rounding.

2015 compared to 2014
Revenues
Commissions and fees of $1,063 million were $25 million, or 2.4 percent, higher in 2015 compared with 2014.
Organic commissions and fees growth, which excludes a 13.5 percent net favorable impact from acquisitions and disposals, partially offset by an 18.7 percent adverse impact from foreign currency movements, was 7.6 percent.
The 7.6 percent organic growth in commissions and fees included strong double-digit growth in Latin America, mid-single digit growth in Western Europe and strong single-digit growth in Asia.
The 13.5 percent favorable impact from acquisitions and disposals was primarily due to the acquisition of Max Matthiessen in the fourth quarter of 2014.
The 18.7 percent adverse impact from foreign currency movements was due to the weakening of a number of currencies versus the US dollar.
Expenses

Total expenses of $903 million were $54 million, or 6.4 percent, higher for 2015 compared with 2014.
Organic total expenses, which exclude a $105 million increase due to acquisitions and disposals, a $21 million increase in restructuring costs related to the Operational Improvement Program and a $10 million increase in M&A transaction-related costs, primarily due to the acquisition of Gras Savoye, partially offset by $127 million of favorable foreign currency movements, increased $45 million, or 6.3 percent, compared with 2014.
The $45 million, or 6.3 percent, increase in organic total expenses was due to investments in growth businesses and increased salaries and benefits from annual pay reviews, including mandatory pay rises in many Latin American countries.
The favorable foreign currency movements were primarily due to the weakening of multiple currencies against the US dollar.
See the ‘Operational Improvement Program’ section above for further details of the restructuring costs.

Willis Towers Watson plc

Operating margin

Operating margin was 15.4 percent in 2015, down 330 basis points from 18.7 percent in 2014. Excluding the impact of foreign exchange movements, and restructuring expenses incurred under the Operational Improvement Program, the International division achieved strong operating income growth and margin improvement.
2014 compared to 2013
Revenues
Commissions and fees of $1,038 million were $90 million, or 9.5 percent, higher in 2014 compared with 2013.
Organic commissions and fees growth was 8.8 percent and there was a 5.6 percent positive impact from the acquisition of Charles Monat in second quarter 2014, and Max Matthiessen in fourth quarter 2014. This was partially offset by a 4.9 percent negative impact from foreign currency movements which was driven by the weakening of a basket of currencies versus the US dollar.
Organic growth included double-digit new business growth and a positive impact from rates, partly offset by lost business. Growth was positively impacted by the non-recurrence of an adjustment recorded in 2013 to align the recognition of revenue in China with the rest of the Group.
Western Europe reported mid single-digit growth driven by Iberia, Germany, Denmark and Ireland.
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
Expenses

Total expenses of $849 million were $75 million, or 9.7 percent, higher for 2014 compared with 2013. Foreign currency movements favorably impacted expenses by $28 million or 4.1 percent; excluding the impact of foreign currency movements total expenses increased $103 million or 13.8 percent.
The $103 million increase in total expenses included $44 million year-over-year net increase from acquisitions, increased growth in Salaries and benefits due to higher headcount numbers relative to the prior year, and pay reviews which included the mandated pay reviews in Latin America. The segment also reported an increase in travel, accommodation and entertaining, professional fees and irrecoverable VAT. This was partially offset by the $3 million gain on disposal of fixed assets and an E&O provision release.
The amortization of intangible assets increased following the acquisition of Charles Monat and Max Matthiessen.
In addition, the year-on-year growth included $5 million restructuring costs relating the Operational Improvement Program.
Operating margin

Operating margin in International was 18.7 percent in 2014, compared with 19.0 percent in 2013. The decrease was driven by the increase in expenses discussed above partially offset by solid commissions and fees growth.

Management’s Discussion and Analysis

Corporate and Other
The Company evaluates the performance of its segments based on organic commissions and fees growth and operating income. For internal reporting and segmental reporting, items for which segmental management are not held responsible for are held within ‘Corporate and Other’.
Corporate and Other comprises the following (in millions):

	2015	2014	2013
Costs of the holding company	$(8)	$(13)	$(10)
Merger and acquisition transaction-related costs	(58)	—	—
Costs related to Group functions, leadership and projects	(167)	(171)	(102)
Non-servicing elements of defined benefit pensions	110	53	42
Restructuring costs relating to the Operational Improvement Program (a)	(33)	(17)	—
Litigation provision	(70)	—	—
Expense Reduction Initiative	—	—	(46)
Other	—	(4)	(8)
Total Corporate and Other	$(226)	$(152)	$(124)

________________

(a)	See ‘Operational Improvement Program’ section above.
2015 compared to 2014
Expenses
Corporate and Other expenses of $226 million were $74 million higher in 2015 compared with 2014.
The $74 million growth included a $70 million increase in litigation provision, for loss contingencies relating to the Stanford litigation, and a $58 million increase in M&A transaction-related costs, primarily due to the merger with Towers Watson, partially offset by a $57 million increase in the gain from non-servicing elements of defined benefit pensions, including the effect of the UK defined benefit pension plan salary freeze.
2014 compared to 2013
Expenses
Corporate and Other expenses of $152 million were $28 million higher in 2014 compared with 2013.
The $28 million growth included a $69 million increase due to higher costs of group functions including projects, leadership and increased professional fees and the adverse impact of changes to the methodology used to allocate Corporate function costs to Willis GB, Willis CWR, Willis North America and Willis International. In addition to this, Corporate recognized $17 million of restructuring costs related to the Operational Improvement Program.
These increases were partially offset by the non-recurrence of 2013 Expense Reduction Initiative costs of $46 million, $1 million of fees related to the extinguishment of debt and $4 million of favorable foreign exchange movements.

Willis Towers Watson plc

CRITICAL ACCOUNTING ESTIMATES
Our Legacy Willis accounting policies are described in Note 2 to the Consolidated Financial Statements. Management considers that the following accounting estimates or assumptions are the most important to the presentation of our financial condition or operating performance:

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
Legacy Willis pension expense
We maintain defined benefit pension plans for employees in the US and UK. Both of these plans are now closed to new entrants and, with effect from May 15, 2009 we closed our US defined benefit plan to future accrual. New employees in the UK are offered the opportunity to join a defined contribution plan and in the US are offered the opportunity to join a 401(k) plan. On June 30, 2015, we implemented a salary freeze for our UK defined benefit pension plan. We also have several smaller defined benefit pension plans in certain other countries in which we operate, including a non-qualified plan in the US and an unfunded plan in the UK. These smaller defined benefit plans have combined total assets of $342 million and a combined net liability for pension benefits of $60 million as of December 31, 2015. Elsewhere, pension benefits are typically provided through defined contribution plans.
We recorded a $75 million and a $6 million net periodic benefit income on our UK and US defined benefit pension schemes respectively in 2015, compared with a net periodic benefit income of $13 million on the UK scheme and a net periodic benefit income of $8 million on the US scheme in 2014. On our international defined benefit pension plans, US non-qualified plan and UK unfunded plan, we recorded a net periodic benefit cost of $3 million in 2015, compared with $4 million in 2014.
Based on December 31, 2015 assumptions, as updated for the ‘spot rate’ approach to determining service cost and interest cost with effect from January 1, 2016, we expect the net pension credit in 2016 will remain broadly flat for the UK plan despite the benefit from adopting the spot rate approach of approximately $12 million. The net pension credit will increase by $2 million for the US plan despite the approximate $6 million benefit from adopting the spot rate approach and the net pension charge will remain unchanged at $3 million for the other plans.
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
Legacy Willis UK plan

	As disclosed using December 31, 2015 assumptions	Impact of a 0.50 percentage point increase in the expected rate of return on assets(a)	Impact of a 0.50 percentage point increase in the discount rate(a)	One year increase in mortality assumption(b)
	(millions)
Estimated 2016 (income) / expense	$(74)	$(17)	$(28)	$8
Projected benefit obligation at December 31, 2015	$2,677	n/a	$(265)	$54
_________________

(a)	With all other assumptions held constant.

(b)	Assumes all plan participants are one year younger.

Management’s Discussion and Analysis

Discount rate
During 2015 we continued to use a duration-based approach, which more closely matches the actual timing of expected cash flows to the applicable discount rate. The selected rate used to discount UK plan liabilities in 2015 was 3.80%, an increase of 20 basis points from the discount rate of 3.60% used at December 31, 2014. During 2015, sterling high-quality corporate bond yields rose slightly at almost all durations. Consequently, the rate consistent with the expected maturity of the plan’s liabilities has also increased.
Expected and actual asset returns
Expected long-term rates of return on plan assets are developed from the expected future returns of the various asset classes using the target asset allocations. As part of the salary freeze negotiations with the Scheme Trustee, we agreed to the Trustee’s de-risking strategy which will lead to a strategic target asset allocation with a greater weighting to fixed income assets. Consequently, with effect from March 6, 2015, the expected return on assets assumption was reduced by 50 basis points from 7.00% to 6.50%. The expected long-term rate of return used for determining the net UK pension expense was equivalent to an expected return in 2015 of $222 million (2014: $213 million).
There have been no further changes to the strategic target asset allocation therefore, management considers that 6.50% continues to be an appropriate long-term rate of return assumption.
The expected and actual returns on UK plan assets for the three years ended December 31, 2015 were as follows:

	Expected return on plan assets	Actual return on plan assets
	(millions)
2015	$222	$82
2014	$213	$520
2013	$191	$255
Mortality
The mortality assumption chosen should reflect the long term life expectancy of pension scheme members and represent the best estimate assumptions used as opposed to more prudent assumption used by pension scheme trustees for funding purposes.
At December 31, 2014, the Company updated the mortality assumption based on analysis carried out by the Scheme Actuary for the December 31, 2013 funding valuation. However, to reflect Scheme experience, we adjusted the base tables such that there is no change in the overall strength of the assumption. For 2015, we have continued with the same assumption and, as a result, the liabilities are unchanged.
As an indication of the longevity assumed, our calculations assume that a UK male retiree aged 65 at December 31, 2015 would have a life expectancy of 24 years.
Legacy Willis US plan

	As disclosed using December 31, 2015 assumptions	Impact of a 0.50 percentage point increase in the expected rate of return on assets(a)	Impact of a 0.50 percentage point increase in the discount rate(a)	One year increase in mortality assumption(b)
	(millions)
Estimated 2016 (income) / expense	$(8)	$(4)	$—	$2
Projected benefit obligation at December 31, 2015	$962	n/a	$(55)	$25
_________________

(a)	With all other assumptions held constant.

(b)	Assumes all plan participants are one year younger.

Willis Towers Watson plc

Discount rate
The discount rate at December 31, 2015 was 4.19%, an increase of 29 basis points from the discount rate of 3.90% at December 31, 2014. The increase in the discount rate reflects the modest increase in high-quality corporate bond yields during 2015.
Expected and actual asset returns
The expected long-term rate of return used for determining the net US pension scheme expense in 2015 was 7.25% (2014: 7.25%)
The expected and actual returns on US plan assets for the three years ended December 31, 2015 were as follows:

	Expected return on plan assets	Actual return on plan assets
	(millions)
2015	$57	$(19)
2014	$54	$65
2013	$51	$60
Mortality

At December 31, 2015, the mortality table was changed from the RP-2014 Mortality table projected using MP-2014 improvement scale on a fully generational basis (which was used at December 31, 2014) to the RP-2014 Mortality table (rolled back to 2006 using MP-2014) projected using Towers Watson BB-2D adjusted improvement scale on a fully generational basis.
The impact of this change decreased the projected benefit obligation by approximately $55 million.
As an indication of the longevity assumed, our calculations assume that a US male retiree aged 65 at December 31, 2015, would have a life expectancy of 20 years.
Legacy Willis goodwill impairment review
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
We use comparable market earnings multiple data and our Company’s market capitalization to corroborate our reporting unit valuations.
Our annual goodwill impairment analysis is performed each year at October 1. At October 1, 2015 our analysis showed the estimated fair value of each reporting unit was significantly in excess of carrying value, and therefore did not result in an impairment charge (2014: $nil; 2013: $nil).
Legacy Willis income taxes
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

Management’s Discussion and Analysis

At December 31, 2015, we had gross deferred tax assets of $486 million (2014: $426 million) against which a valuation allowance of $187 million (2014: $280 million) had been recognized. To the extent that:

•	the actual amount or character of future taxable income differs from our current projections in the periods;

•	identified prudent and feasible tax planning strategies fail to materialize;

•	new tax planning strategies are developed; or

•	material changes occur in actual tax rates or loss carry-forward time limits, we may adjust the deferred tax asset considered realizable in future periods. Such adjustments could result in a significant increase or decrease in the effective tax rate and have a material impact on our net income.
Considering our recent US earnings experience and projections of future income, a possibility exists that we may release a portion of the valuation allowance against our US deferred tax assets in the next twelve months. Release of the US valuation allowance would result in the recognition of deferred tax assets and a decrease to income tax expense for the period the release is recorded. Our US valuation allowance, excluding that related to state separate taxes, is $69 million as at December 31, 2015. The exact timing and amount of future valuation release is subject to change on the basis of the level of profitability we are able to achieve.
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
The Company adjusts its recognition of these uncertain tax benefits in the period in which new information is available impacting either the recognition or measurement of its uncertain tax positions. In 2015, there was a net increase in unrecognized tax benefits of $3 million compared to a net decrease of $22 million in 2014. The Company recognizes interest relating to unrecognized tax benefits and penalties within income taxes. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.
Legacy Willis commitments, contingencies and accrued liabilities
We have established provisions against various actual and potential claims, lawsuits and other proceedings relating principally to alleged errors and omissions in connection with the placement of insurance and reinsurance in the ordinary course of business. Such provisions cover claims that have been reported but not paid and also claims that have been incurred but not reported. These provisions are established based on actuarial estimates together with individual case reviews and are believed to be adequate in the light of current information and legal advice. In certain cases, where a range of loss exists, we accrue the minimum amount in the range if no amount within the range is a better estimate than any other amount.
In addition, the accounting standards require us to take into account a variety of factors with respect to loss contingencies. As a result, in the fourth quarter of 2015, we accrued $70 million, before tax, in connection with the litigation related to the Stanford Financial Group. We continue to dispute the allegations and to defend ourselves vigorously. See Part I, Item 3 - ‘Legal Proceedings’ of this Form 10-K.

Willis Towers Watson plc

CONTRACTUAL OBLIGATIONS
The Company’s contractual obligations as at December 31, 2015 are presented below:

	Payments due by
Obligations	Total	2016	2017-2018	2019-2020	After 2020
	(millions)
7-year term loan facility expires 2018	$242	$23	$219	$—	$—
1-year term loan facility expires 2016	592	592	—	—	—
Interest on term loan	18	12	6	—	—
Revolving $800 million credit facility and commitment fees	472	2	470	—	—
Revolving $400 million credit facility commitment fees	1	1	—	—	—
4.125% senior notes due 2016	300	300	—	—	—
6.200% senior notes due 2017	394	—	394	—	—
7.000% senior notes due 2019	187	—	—	187	—
5.750% senior notes due 2021	500	—	—	—	500
4.625% senior notes due 2023	250	—	—	—	250
6.125% senior notes due 2043	275	—	—	—	275
Interest on senior notes	784	97	146	124	417
Total debt and related interest	4,015	1,027	1,235	311	1,442
Operating leases (a)	1,324	141	250	220	713
Pensions (b)	273	97	88	88	—
Acquisition liabilities (c)	224	70	150	4	—
Other contractual obligations (d)	174	19	88	14	53
Total contractual obligations (e) (f)	$6,010	$1,354	$1,811	$637	$2,208
__________________

(a)	Presented gross of sublease income.

(b)	Excludes any potential ‘funding level’ contributions given these are dependent on future funding level assessments.

(c)	Acquisition liabilities includes deferred and contingent consideration of $153 million payable in relation to the acquisition of Miller Insurance Services LLP in May 2015.

(d)
Other contractual obligations include capital lease commitments, put option obligations and investment fund capital call obligations, the timing of which are included at the earliest point they may fall due.

(e)	The above excludes $22 million for liabilities for unrecognized tax benefits as we are unable to reasonably predict the timing of settlement of these liabilities.

(f)	The above excludes $79 million short-term borrowings incurred by Gras Savoye in the ordinary course of business. These borrowings were repaid on January 11, 2016.
Debt obligations and facilities
The Company’s debt and related interest obligations at December 31, 2015 are shown in the above table.
Mandatory repayments of debt over the next 12 months include expiration of the 1-year term loan facility expiring 2016, maturity of the 4.125% senior notes due 2016 and the scheduled repayment of the current portion of the Company’s 7-year term loan. The Company also has the right, at its option, to prepay indebtedness under the credit facility without further penalty and to redeem the senior notes by paying a ‘make-whole’ premium as provided under the applicable debt instrument.
Operating leases
The Company leases certain land, buildings and equipment under various operating lease arrangements. Original non-cancellable lease terms typically are between 10 and 20 years and may contain escalation clauses, along with options that permit early withdrawal. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease.

Management’s Discussion and Analysis

Information regarding these operating leases and their impact on the financial statements is set forth in Note 20 - ‘Commitments and Contingencies’ to the Consolidated Financial Statements appearing under Part II, Item 8 of this report and incorporated herein by reference.
Pensions
Contractual obligations for the Company’s pension plans reflect the contributions the Company expects to make over the next five years into the Legacy Willis US, UK and Other defined benefit plans. These contributions are based on current funding positions and may increase or decrease dependent on the future performance of the plans.
Total contributions made in 2015 and 2014, and the contributions we expect to make in 2016, in respect of the Legacy Willis UK, US and Other defined benefit pension schemes are as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Defined benefit pension plans:	Expected	Actual	Actual
UK	$83	$94	$81
US	—	—	20
Other	14	15	11
Total	$97	$109	$112
Included in the Legacy Willis UK plan contributions, above, are deficit funding contributions expected in 2016 of $53 million (2015: $54 million and 2014: $59 million), on-going contributions of approximately $22 million (2015: $19 million and 2014: $22 million) and contingent contributions of approximately $8 million following share buybacks made (2015: $21 million and 2014: $nil).
Additionally, during 2015 $9 million (2014: $10 million) was paid into the Legacy Willis UK plan in respect of employees’ salary sacrifice contributions.
UK plan
On December 31, 2015, Legacy Willis agreed a revised schedule of contributions towards on-going accrual of benefits and deficit funding contributions the Company will make to the UK Plan to the end of 2024. Based on this agreement, deficit funding contributions in 2016 will total approximately $53 million.
Annual deficit funding contributions will reduce to approximately $22 million for 2017 through 2020 although additional ‘funding level’ contributions may become payable based on funding level assessments made between December 31, 2017 and 2024. Such annual funding level contributions are capped at approximately $15 million. From 2021 annual deficit funding contributions may be ceased, and instead paid into escrow, if the Scheme is ahead of its funding plan.
Guarantees, Acquisition Liabilities and Other Contractual Obligations
Information regarding guarantees and other contractual obligations and their impact on the financial statements is set forth in Note 20 - ‘Commitments and Contingencies’ to the Consolidated Financial Statements appearing under Part II, Item 8 of this report and incorporated herein by reference.
Claims, Lawsuits and Other Proceedings, including Stanford Financial Group Litigation
Information regarding claims, lawsuits and other proceedings, including Stanford Financial Group litigation, and their impact on the financial statements is set forth in Note 20 - ‘Commitments and Contingencies’ to the Consolidated Financial Statements appearing under Part II, Item 8 of this report and incorporated herein by reference.

Willis Towers Watson plc

NEW ACCOUNTING STANDARDS
Information regarding new accounting standards and their impact on the financial statements is set forth in Note 2 - ‘Basis of Presentation and Significant Accounting Policies’ to the Consolidated Financial Statements appearing under Part II, Item 8 of this report and incorporated herein by reference.
OFF BALANCE SHEET TRANSACTIONS
Apart from commitments, guarantees and contingencies, as disclosed in Note 20 - ‘Commitments and Contingencies’ to the Consolidated Financial Statements appearing under Part II, Item 8 of this report and incorporated herein by reference, as of December 31, 2015 the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or liquidity.

Item 7A —	Quantitative and Qualitative Disclosures about Market Risk
The information in this section is provided as of December 31, 2015, and thus includes information on Legacy Willis only.
Legacy Willis Financial Risk Management
We are exposed to market risk from changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, we enter into a variety of interest rate and foreign currency derivatives. We do not hold financial or derivative instruments for trading purposes.
A discussion of our accounting policies for financial and derivative instruments is included in Note 2 — ‘Basis of Presentation and Significant Accounting Policies’ of Notes to the Consolidated Financial Statements, and further disclosure is provided in Note 24 — ‘Derivative Financial Instruments and Hedging Activities’.
Legacy Willis Foreign Exchange Risk
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
The table below gives an approximate analysis of revenues and expenses by currency in 2015.

	US Dollars	Pounds Sterling	Euros	Other currencies
Revenues	58%	9%	13%	20%
Expenses	47%	25%	8%	20%
Our principal Legacy Willis exposures to foreign exchange risk arise from:

•	our London market operations; and

•	translation.
London market operations
The Company’s primary foreign exchange risks in its London market operations arise from changes in the exchange rate between US dollars and Pounds sterling as its London market operations earn the majority of their revenues in US dollars and incur expenses predominantly in Pounds sterling, and may also hold a significant net sterling asset or liability position on the balance sheet. In addition, the London market operations earn significant revenues in Euros and Japanese yen.
The foreign exchange risks in its London market operations are hedged to the extent that:

Market risk

•
forecast Pound sterling expenses exceed Pound sterling revenues, the Company limits its exposure to this exchange rate risk by the use of forward contracts matched to specific, clearly identified cash outflows arising in the ordinary course of business;

•
the UK operations earn significant revenues in Euros and Japanese yen, the Company limits its exposure to changes in the exchange rate between the US dollar and these currencies by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods. In addition, we are also exposed to foreign exchange risk on any net sterling asset or liability position in our London market operations; and

•
Miller Insurance Services LLP, which is a sterling functional entity, earns significant non-functional currency revenues, the Company limits its exposure to exchange rate changes by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods.

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

	Settlement date before December 31,
	2016		2017		2018
December 31, 2015	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
US dollars sold for sterling	$485	$1.57 = £1	$363	$1.54 = £1	$175	$1.55 = £1
Euro sold for US dollars	87	€1 = $1.26	63	€1 = $1.30	29	€1 = $1.15
Japanese yen sold for US dollars	26	¥111.41= $1	18	¥113.49 = $1	7	¥116.17 = $1
Euro sold for sterling	15	€1 = £1.22	5	€1 = £1.24	3	€1 = £1.38
Total	$613		$449		$214
Fair Value (i)	$(13)		$(11)		$(7)
_________________

(i)
Represents the difference between the contract amount and the cash flow in US dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2015 at the forward exchange rates prevailing at that date.

Willis Towers Watson plc

	Settlement date before December 31,
	2015		2016		2017
December 31, 2014	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate	Contract amount	Average contractual exchange rate
	(millions)		(millions)		(millions)
Foreign currency sold
US dollars sold for sterling	$349	$1.60 = £1	$245	$1.61 = £1	$84	$1.58 = £1
Euro sold for US dollars	98	€1 = $1.36	62	€1 = $1.36	26	€1 = $1.32
Japanese yen sold for US dollars	28	¥100.84=$1	17	¥101.50 = $1	6	¥106.33 = $1
Total	$475		$324		$116
Fair Value (i)	$4		$—		$1
_________________

(i)
Represents the difference between the contract amount and the cash flow in US dollars which would have been receivable had the foreign currency forward exchange contracts been entered into on December 31, 2014 at the forward exchange rates prevailing at that date.

Income earned within foreign subsidiaries outside of the United Kingdom is generally offset by expenses in the same local currency but the Company does have exposure to foreign exchange movements on the net income of these entities.
Legacy Willis Interest Rate Risk
Our operations are financed principally by $1,906 million fixed rate senior notes issued by Legacy Willis maturing through 2043 (shown gross of debt issuance costs) and $240 million under a 7-year term loan facility. Of the fixed rate senior notes, $300 million are due 2016, $394 million are due 2017, $187 million are due 2019, $500 million are due 2021, $250 million are due 2023, and $275 million are due 2043. The 7-year term loan facility is repayable in quarterly installments and a final repayment of $186 million is due in the third quarter of 2018.
The Company has access to (i) $800 million under a revolving credit facility expiring July 23, 2018, (ii) $400 million under a revolving credit facility expiring April 28, 2016 and a repayment date of April 28, 2017, which will be available for regulatory capital purposes related to securities underwriting only, and (iii) $22 million under two further revolving credit facilities, of which $20 million is also only available for specific regulatory purposes. As of December 31, 2015 $467 million (2014: $nil) was drawn on these facilities. Additionally, the Company has access to a 1-year term loan in two tranches of €550 million ($598 million) and $400 million to be used for the specific purposes of the acquisitions of Gras Savoye and Towers Watson, respectively. As of December 31, 2015 the equivalent of $592 million was drawn on the €550 million tranche and $nil on the $400 million tranche. The interest rate applicable to the bank borrowing is variable according to the period of each individual drawdown.
On December 31, 2015, Legacy Willis consolidated $79 million under a bank overdraft arrangement undertaken by Gras Savoye. This borrowing had been entered into by Gras Savoye in the ordinary course of its insurance broking operations and was repaid on January 11, 2016.
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
During the year ended December 31, 2015, the Company, in order to manage interest rate risk arising from these financial assets, entered into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest. The use of interest rate contracts essentially converted groups of short-term variable rate investments to fixed rates. These derivatives were designated as hedging instruments and were for a total notional amount of $300 million.
The table below provides information about our derivative instruments and other financial instruments that are sensitive to changes in interest rates. For interest rate swaps, the table presents notional principal amounts and average interest rates analyzed by expected maturity dates. Notional principal amounts are used to calculate the contractual payments to be exchanged under the contracts. The duration of the interest rate swaps was three years, with re-fixing periods of three months.

Market risk

Average fixed and variable rates are, respectively, the weighted-average actual and market rates for the interest rate hedges in place. Market rates are the rates prevailing at December 31, 2015 or 2014, as appropriate.

	Expected to mature before December 31,
December 31, 2015	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value(i)
	($ millions, except percentages)
Fixed rate debt
Principal ($)	300	394	—	187	—	1,025	1,906	2,012
Fixed rate payable	4.125%	6.200%	—	7.000%	—	5.576%	5.616%
Floating rate debt
Principal ($)	694	22	664	—	—	—	1,380	1,380
Variable rate payable (ii)	1.647%	2.323%	2.451%	—	—		2.045%
Derivatives - interest rate swaps
Notional principal ($)	—	—	300	—	—	—	300	—
Fixed rate receivable	—	—	1.167%	—	—	—	1.167%
Variable rate payable	—	—	0.900%	—	—	—	0.900%

	Expected to mature before December 31,
December 31, 2014	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value (i)
	($ millions, except percentages)
Fixed rate debt
Principal ($)	148	300	394	—	187	1,025	2,054	2,237
Fixed rate payable	5.625%	4.125%	6.200%	—	7.000%	5.576%	5.617%
Floating rate debt
Principal ($)	17	23	22	197	—	—	259	259
Variable rate payable (ii)	2.26%	3.00%	3.43%	3.45%	—	—	3.40%
_________________

(i)	Represents the net present value of the expected cash flows discounted at current market rates of interest or quoted market rates as appropriate.

(ii)	Represents the estimated interest rate payable.
Legacy Willis Liquidity Risk
Our objective is to ensure we have the ability to generate sufficient cash either from internal or external sources, in a timely and cost-effective manner, to meet our commitments as they fall due. Our management of liquidity risk is embedded within our overall risk management framework. Scenario analysis is continually undertaken to ensure that our resources can meet our liquidity requirements. These resources are supplemented by access to $1,222 million under four revolving credit facilities, of which $355 million is available (and undrawn) for general corporate purposes. We undertake short-term foreign exchange swaps for liquidity purposes.
See ‘Liquidity and Capital Resources’ section under Item 7, ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’.

Legacy Willis Credit Risk and Concentrations of Credit Risk
Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted and from movements in interest rates and foreign exchange rates. The Company currently does not anticipate non-performance by its counterparties. The Company generally does not require collateral or other security to support financial instruments with credit risk.
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

Willis Towers Watson plc

The Company maintains a policy providing for the diversification of cash and cash equivalent investments and places such investments in an extensive number of financial institutions to limit the amount of credit risk exposure. These financial institutions are monitored on an ongoing basis for credit quality predominantly using information provided by credit agencies.
Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2015.

Financial statements

Item 8 —	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Willis Towers Watson Public Limited Company
Dublin, Ireland
We have audited the accompanying consolidated balance sheets of Willis Towers Watson Public Limited Company and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Willis Towers Watson Public Limited Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP
London, United Kingdom
February 29, 2016

Financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

		Years ended December 31,
	Note	2015	2014	2013
		(millions, except per share data)
REVENUES
Commissions and fees		$3,809	$3,767	$3,633
Investment income		12	16	15
Other income		8	19	7
Total revenues		3,829	3,802	3,655
EXPENSES
Salaries and benefits	3	(2,306)	(2,314)	(2,207)
Other operating expenses		(799)	(659)	(636)
Depreciation expense	11	(95)	(92)	(94)
Amortization of intangible assets	13	(76)	(54)	(55)
Restructuring costs	5	(126)	(36)	—
Total expenses		(3,402)	(3,155)	(2,992)
OPERATING INCOME		427	647	663
Other income (expense), net	7	55	6	22
Loss on extinguishment of debt	18	—	—	(60)
Interest expense	18	(142)	(135)	(126)
INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		340	518	499
Income tax benefit (expense)	8	33	(159)	(122)
INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES		373	359	377
Interest in earnings of associates, net of tax		11	14	—
NET INCOME		384	373	377
Less: net income attributable to noncontrolling interests		(11)	(11)	(12)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON		$373	$362	$365

EARNINGS PER SHARE — BASIC AND DILUTED (i)	9
— Basic earnings per share		$5.49	$5.40	$5.53
— Diluted earnings per share		$5.41	$5.32	$5.37

CASH DIVIDENDS DECLARED PER SHARE (i)		$3.28	$3.18	$2.97

(i) Basic and diluted earnings per share, and cash dividends declared per share, have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 31 - Subsequent Events for further details.

The accompanying notes are an integral part of these consolidated financial statements.

Willis Towers Watson plc

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		Years ended December 31,
	Note	2015	2014	2013
		(millions)

Net income		$384	$373	$377
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		(133)	(183)	20
Pension funding adjustment:
Foreign currency translation on pension funding adjustment		33	37	(10)
Net actuarial (loss) gain		(32)	(255)	85
Prior service gain		172	—	—
Amortization of unrecognized actuarial loss		36	40	46
Amortization of unrecognized prior service gain		(14)	(3)	(4)
Curtailment (loss) gain		(15)	2	—
		180	(179)	117
Derivative instruments:
Interest rate swap reclassification adjustment		—	(4)	(4)
(Loss) gain on forward exchange contracts (effective element)		(31)	(25)	8
Forward exchange contracts reclassification adjustment		3	13	1
Gain on treasury lock (effective element)		—	—	15
Treasury lock reclassification adjustment		—	(1)	—
		(28)	(17)	20
Other comprehensive income (loss), net of tax	21	19	(379)	157
Comprehensive income (loss)		403	(6)	534
Less: Comprehensive income attributable to noncontrolling interests		(1)	(5)	(12)
Comprehensive income (loss) attributable to Willis Towers Watson		$402	$(11)	$522

The accompanying notes are an integral part of these consolidated financial statements.

Financial statements

CONSOLIDATED BALANCE SHEETS

		December 31,
	Note	2015	2014
		(millions, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$532	$635
Accounts receivable, net		1,258	1,044
Fiduciary assets		10,458	8,948
Other current assets	14	255	212
Total current assets		12,503	10,839
NON-CURRENT ASSETS
Fixed assets, net	11	563	483
Goodwill	12	3,737	2,937
Other intangible assets, net	13	1,115	450
Investments in associates		13	169
Deferred tax assets	8	76	19
Pension benefits asset	17	623	314
Other non-current assets	14	209	210
Total non-current assets		6,336	4,582
TOTAL ASSETS		$18,839	$15,421
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities		$10,458	$8,948
Deferred revenue and accrued expenses		752	619
Income taxes payable		45	33
Short-term debt and current portion of long-term debt	18	988	167
Other current liabilities	15	558	444
Total current liabilities		12,801	10,211
NON-CURRENT LIABILITIES
Long-term debt	18	2,278	2,130
Liability for pension benefits	17	279	284
Deferred tax liabilities	8	240	147
Provisions for liabilities	19	295	194
Other non-current liabilities	15	533	389
Total non-current liabilities		3,625	3,144
Total liabilities		16,426	13,355
(Continued on next page)

Willis Towers Watson plc

CONSOLIDATED BALANCE SHEETS (Continued)

		December 31,
	Note	2015	2014
		(millions, except share data)
COMMITMENTS AND CONTINGENCIES	20	—	—

REDEEMABLE NONCONTROLLING INTEREST		53	59

EQUITY
Ordinary shares, $0.000304635 nominal value; Authorized: 1,510,003,775; Issued 68,624,892 shares in 2015 and 67,459,977 shares in 2014 (i)		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2015 and 2014		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2015 and 2014		—	—
Additional paid-in capital		1,672	1,524
Retained earnings		1,597	1,530
Accumulated other comprehensive loss, net of tax	21	(1,037)	(1,066)
Treasury shares, at cost, 17,519 shares in 2015 and 2014, and 40,000 shares, €1 nominal value, in 2015 and 2014		(3)	(3)
Total Willis Towers Watson stockholders’ equity		2,229	1,985
Noncontrolling interests		131	22
Total equity		2,360	2,007
TOTAL LIABILITIES AND EQUITY		$18,839	$15,421

(i) The nominal value of ordinary shares and number of ordinary shares issued in 2015 and 2014 have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 31 - Subsequent Events for further details.

The accompanying notes are an integral part of these consolidated financial statements.

Financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years ended December 31,
	Note	2015	2014	2013
		(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$384	$373	$377
Adjustments to reconcile net income to total net cash provided by operating activities:
Net gain on disposal of operations, fixed and intangible assets and gain on remeasurement of previously held equity interest		(90)	(17)	(7)
Depreciation expense	11	95	92	94
Amortization of intangible assets	13	76	54	55
Amortization of cash retention awards		11	10	6
Net periodic benefit of defined benefit pension plans	17	(78)	(17)	(4)
Provision for doubtful accounts	16	5	4	3
Provision for deferred income taxes		(99)	66	39
Gain on derivative instruments		(6)	(12)	18
Excess tax benefits from share-based payment arrangements		(7)	(5)	(2)
Share-based compensation	4	64	52	42
Tender premium included in loss on extinguishment of debt		—	—	65
Undistributed earnings of associates		(6)	(9)	8
Effect of exchange rate changes on net income		73	39	(4)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		(155)	(66)	(116)
Fiduciary assets		(508)	(887)	804
Fiduciary liabilities		508	887	(804)
Cash incentives paid		(439)	(401)	(346)
Funding of defined benefit pension plans	17	(118)	(122)	(150)
Other assets		(5)	16	14
Other liabilities		495	432	445
Movement on provisions		43	(12)	24
Total net cash provided by operating activities		243	477	561
(Continued on next page)

Willis Towers Watson plc

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		Years ended December 31,
	Note	2015	2014	2013
		(millions)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets		13	6	12
Additions to fixed assets		(146)	(113)	(112)
Additions to intangible assets		(12)	(4)	(7)
Acquisitions of operations, net of cash acquired		(845)	(241)	(30)
Payments to acquire (proceeds from sale of) other investments, net of distributions received		3	(10)	(3)
Proceeds from sale of operations, net of cash disposed		44	86	20
Net cash used in investing activities		(943)	(276)	(120)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from drawdown of revolving credit facility	18	469	—	—
Senior notes issued	18	—	—	522
Debt issuance costs		(5)	(3)	(8)
Repayments of debt	18	(166)	(15)	(536)
Tender premium on extinguishment of senior notes	18	—	—	(65)
Proceeds from issue of other debt	18	592	—	—
Repurchase of shares		(82)	(213)	—
Proceeds from issue of shares		124	134	155
Excess tax benefits from share-based payment arrangements		7	5	2
Dividends paid		(277)	(210)	(193)
Acquisition of noncontrolling interests		(5)	(4)	(4)
Dividends paid to noncontrolling interests		(16)	(17)	(10)
Net cash provided by (used in) financing activities		641	(323)	(137)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(59)	(122)	304
Effect of exchange rate changes on cash and cash equivalents		(44)	(39)	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		635	796	500
CASH AND CASH EQUIVALENTS, END OF YEAR		$532	$635	$796

The accompanying notes are an integral part of these consolidated financial statements.

Financial statements

CONSOLIDATED STATEMENTS OF EQUITY

	Shares outstanding(iv)	Ordinary shares and APIC (i)	Retained Earnings	Treasury Stock	AOCL (ii)	Total WTW shareholders’ equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling interests (iii)	Total
	(thousands)	(millions)
Balance at January 1, 2013	65,375	$1,125	$1,427	$(3)	$(850)	$1,699	$26	$1,725	$—
Net income	—	—	365	—	—	365	12	377	—	$377
Dividends	—	—	(197)	—	—	(197)	(10)	(207)	—
Other comprehensive income	—	—	—	—	157	157	—	157	—	$157
Issue of shares under employee stock compensation plans and related tax benefits	2,145	153	—	—	—	153	—	153	—
Share-based compensation	—	42	—	—	—	42	—	42	—
Purchase of subsidiary shares from noncontrolling interests, net	—	(4)	—	—	—	(4)	—	(4)	—
Balance, December 31, 2013	67,520	1,316	1,595	(3)	(693)	2,215	28	2,243	—
Shares repurchased	(1,906)	—	(213)	—	—	(213)	—	(213)	—
Net income	—	—	362	—	—	362	11	373	—	$373
Dividends	—	—	(214)	—	—	(214)	(17)	(231)	—
Other comprehensive loss	—	—	—	—	(373)	(373)	(2)	(375)	(4)	$(379)
Issue of shares under employee stock compensation plans and related tax benefits	1,832	146	—	—	—	146	—	146	—
Issue of shares for acquisitions	14	1	—	—	—	1	—	1	—
Share-based compensation	—	52	—	—	—	52	—	52	—
Additional noncontrolling interests	—	—	—	—	—	—	2	2	63
Foreign currency translation	—	9	—	—	—	9	—	9	—
Balance at December 31, 2014	67,460	1,524	1,530	(3)	(1,066)	1,985	22	2,007	59
Shares repurchased	(646)	—	(82)	—	—	(82)	—	(82)	—
Net income	—	—	373	—	—	373	8	381	3	$384
Dividends	—	—	(224)	—	—	(224)	(11)	(235)	(5)
Other comprehensive income	—	—	—	—	29	29	(6)	23	(4)	$19
Issue of shares under employee stock compensation plans and related tax benefits	1,811	128	—	—	—	128	—	128	—
Share-based compensation	—	64	—	—	—	64	—	64	—
Additional noncontrolling interests(v)	—	(53)	—	—	—	(53)	118	65	—
Foreign currency translation	—	9	—	—	—	9	—	9	—
Balance at December 31, 2015	68,625	$1,672	$1,597	$(3)	$(1,037)	$2,229	$131	$2,360	$53
_________________________________

(i)	APIC means Additional Paid-In Capital.

(ii)	AOCL means Accumulated Other Comprehensive Loss, Net of Tax.

(iii)
In accordance with the requirements of Accounting Standards Codification 480-10-S99-3A we have determined that the noncontrolling interest in Max Matthiessen Holding AB should be disclosed as a redeemable noncontrolling interest and presented within mezzanine or temporary equity.

(iv)
The nominal value of ordinary shares and number of ordinary shares issued in 2015 and 2014 have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See note 31 - Subsequent Events for further details.

(v)
As a result of the acquisition of Gras Savoye, we acquired the remaining noncontrolling interest in Willis Iberia Correduria de Seguros y Reaseguros SA, resulting in an approximate $50 million adjustment to APIC.

Willis Towers Watson plc

1.	NATURE OF OPERATIONS AND MERGER
Nature of Operations
This is the first Annual Report on Form 10-K that Willis Towers Watson Public Limited Company has filed since the completion of the merger between Willis Group Holdings Public Limited Company and Towers Watson and Company on January 4, 2016. Due to the closing date of the merger on January 4, 2016 and after the end of the fiscal year, Legacy Towers Watson results of operations and financial position are not presented in this 10-K and therefore are not reflected in the consolidated financial statements or those notes to the financial statements.
Willis Towers Watson is a leading global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. The Company provides both specialized risk management advisory and consulting services on a global basis to clients engaged in specific industrial and commercial activities, and services to small, medium and large corporations through its retail operations. We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals. We help organizations improve performance through effective people, risk and financial management by focusing on providing human capital and financial consulting services.
In its capacity as an advisor, insurance and reinsurance broker, the Company acts as an intermediary between clients and insurance carriers by advising clients on risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through the Company’s global distribution network.
In our capacity as a consultant, technology and solutions and private exchange company we help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering consulting services that help organizations anticipate, identify and capitalize on emerging opportunities in human capital management as well as investment advice to help our clients develop disciplined and efficient strategies to meet their investment goals. We operate the largest private Medicare exchange in the United States. Through this exchange, we help our clients move to a more sustainable economic model by capping and controlling the costs associated with retiree healthcare benefits.
Our unique perspective allows us to see the critical intersections between talent, assets and ideas - the dynamic formula that drives business performance.
Merger
The Merger was consummated on January 4, 2016, pursuant to the previously announced Agreement and Plan of Merger. Immediately following the Merger, the Company effected an amendment to its Constitution and other organizational documents to change its name from Willis Group Holdings Public Limited Company to Willis Towers Watson Public Limited Company.
Due to the closing date of the Merger on January 4, 2016, and after the end of the fiscal year, Legacy Towers Watson results of operations and financial position are not presented in this Form 10-K. Please see Note 31 — Subsequent Events for additional information.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements to be Adopted in Future Periods

In May 2014, the Financial Accounting Standards Board (‘FASB’) issued Accounting Standard Update (‘ASU’) No. 2014-09, ‘Revenue From Contracts With Customers’. The new standard supersedes most current revenue recognition guidance and eliminates industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The ASU was originally scheduled to become effective for the Company at the beginning of its 2017 fiscal year; early adoption was not initially permitted. However, in August 2015, the FASB issued ASU No. 2015-14 ‘Revenue from Contracts from Customers: Deferral of the Effective Date’ deferring the effective date but permitting early adoption at the original effective date. Consequently, the guidance will now become mandatorily effective for the Company at the beginning of its 2018 fiscal year. Entities have the option of using either a

Notes to the financial statements

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

full retrospective or a modified retrospective approach for the adoption of the new standard. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, ‘Stock Compensation’, which sets out the guidance where share-based payment awards granted to employees required specific performance targets to be achieved in order for employees to become eligible to vest in the awards and such performance targets could be achieved after an employee completes the requisite service period. The amendment in this update requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2015, although earlier adoption is permitted. Adoption of this update is not expected to materially affect the Company’s consolidated financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, ‘Simplifying the Accounting for Measurement-Period Adjustments’ in relation to business combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified in the measurement period in the reporting period in which the adjustment amounts are determined. The ASU becomes effective for the Company at the beginning of the 2016 fiscal year; early adoption is permitted. The Company is required to apply the new guidance prospectively.

In January 2016, the FASB issued ASU No. 2016-01 ‘Recognition and Measurement of Financial Assets and Financial Liabilities’, which, among other things, amends the classification and measurement requirements for investments in equity securities and amends the presentation requirements for certain fair value changes for certain financial liabilities measured at fair value. The ASU becomes effective for the Company at the beginning of the 2018 fiscal year; only partial early adoption is permitted. The Company is required to apply a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 ‘Leases’, which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The ASU becomes effective for the Company at the beginning of the 2019 fiscal year; early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

Recent Accounting Pronouncements Adopted During the Period
Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03 ‘Simplifying the Presentation of Debt Issuance Costs’, which requires that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs shall be reported as interest expense. The Company has opted to early-adopt this update, which it has applied retrospectively, as of December 31, 2015. This has resulted in ‘Other assets’ and ‘Debt’ each being reported, after reclassifications, as $12 million lower as of December 31, 2014 than they were originally reported and as $16 million lower as of December 31, 2015 than they would otherwise have been reported. There was no effect on the consolidated results of operations, consolidated cash flows or consolidated equity for the year ended December 31, 2015 or any earlier year.
In addition, in August 2015, the FASB issued the related ASU No. 2015-15 ‘Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements’, which states that the Securities and Exchange Commission (‘SEC’) staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Company has opted to continue to defer and present debt issuance costs related to a line-of-credit arrangement as an asset, subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.

Willis Towers Watson plc

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17 ‘Balance Sheet Classification of Deferred Taxes’, which requires that deferred tax liabilities and assets be classified as non-current in the balance sheet, which simplifies the presentation. This standard is mandatorily effective for fiscal years beginning after December 15, 2016, and early adoption is permitted. The Company has opted to early-adopt this update and to apply it retrospectively to all prior periods.

The effects of the accounting change on the prior year are shown below:

	December 31,
		2014
	As originally reported	Reclassifications	As adjusted
	(millions)
Balance sheet classifications:
Current:
Deferred tax assets	$12	$(12)	$—
Deferred tax liabilities	(21)	21	—
Net current deferred tax liabilities	$(9)	$9	$—
Non-current:
Deferred tax assets	9	10	19
Deferred tax liabilities	(128)	(19)	(147)
Net non-current deferred tax liabilities	$(119)	$(9)	$(128)
Net deferred tax liabilities	$(128)	$—	$(128)

There was no effect on the consolidated results of operations, consolidated cash flows or consolidated equity for the year ended December 31, 2015 or any earlier year.

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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Willis Towers Watson and its subsidiaries, which are controlled through the ownership of a majority voting interest. Intercompany balances and transactions have been eliminated on consolidation.
Common Shares Split
On January 4, 2016, the Company effected a 1 to 2.6490 reverse stock split to shareholders of record as of January 4, 2016. All share and per share information has been retroactively adjusted to reflect the reverse stock split and show the new number of shares.

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
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of time deposits with original maturities of 90 days or less. Willis Limited, our UK brokerage subsidiary regulated by the Financial Conduct Authority, is currently required to maintain $126 million in unencumbered and available funds, of which at least $79 million must be in cash, for regulatory purposes.
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

Willis Towers Watson plc

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Acquired intangible assets are amortized over the following periods:

Expected
	Amortization basis	life (years)
Client relationships	In line with underlying cashflows	5 to 20
Management contracts	Straight line	18
Other intangible assets	Straight line	3 to 14
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
GS & Cie Groupe (‘Gras Savoye’), was the principal associate of the Company. It is France’s leading insurance broker. On April 22, 2015, the Company exercised its call option to purchase 100 percent of the capital of Gras Savoye. The Company entered into a Share Purchase Agreement with Gras Savoye’s other shareholders dated June 25, 2015. The transaction closed on December 29, 2015. See Note 10 - Acquisitions, for further details.
The carrying amounts of the Gras Savoye investment as of December 31, 2014 for the interest bearing vendor loans and convertible bonds issued by Gras Savoye were $41 million and $106 million, respectively.
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
Income Taxes
The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and capital loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in the statement of operations in the period in which the change is enacted. Deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. The Company adjusts valuation allowances to measure deferred tax assets at the amount considered realizable in future periods if the Company’s facts and assumptions change. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and the results of recent financial operations.
Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. The Company recognizes the benefit of uncertain tax positions in the financial statements when it is more likely than not that the position will be sustained on the basis of the technical merits of the position assuming the tax authorities have full knowledge of

Willis Towers Watson plc

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

the position and all relevant facts. Recognition also occurs upon either the lapse of the relevant statute of limitations, or when positions are effectively settled. The benefit recognized is the largest amount of tax benefit that is greater than 50 percent likely to be realized on settlement with the tax authority. The Company adjusts its recognition of uncertain tax benefits in the period in which new information is available impacting either the recognition or measurement of its uncertain tax positions. Such adjustments are reflected as increases or decreases to income taxes in the period in which they are determined.
The Company recognizes interest and penalties relating to unrecognized tax benefits within income taxes.
Provisions for Liabilities
The Company is subject to various actual and potential claims, lawsuits and other proceedings. The Company records liabilities for such contingencies including legal costs when it is probable that a liability has been incurred before the balance sheet date and the amount can be reasonably estimated, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. To the extent such losses can be recovered under the Company’s insurance programs, estimated recoveries are recorded when losses for insured events are realized. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. The Company analyzes its litigation exposure based on available information, including consultation with outside counsel handling the defense of these matters, to assess its potential liability. Contingent liabilities are not discounted.
Pensions
The Company has two principal defined benefit pension plans which cover approximately one third of employees in the United States and United Kingdom. Both these plans are now closed to new entrants. New employees in the United Kingdom are offered the opportunity to join a defined contribution plan and in the United States are offered the opportunity to join a 401(k) plan. In addition to the Company’s UK and US defined benefit pension plans, the Company has several smaller defined benefit pension plans in certain other countries in which it operates including a US non-qualified plan and an unfunded plan in the UK. Elsewhere, pension benefits are typically provided through defined contribution plans.
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
Fees for risk management and other services are recognized as the services are provided. Consideration for negotiated fee arrangements for an agreed period covering multiple insurance placements, the provision of risk management and/or other services are allocated to all deliverables on the basis of their relative selling prices. The Company establishes contract cancellation reserves where appropriate. At December 31, 2015, 2014 and 2013, such amounts were not material.
Investment income is recognized as earned.
Other income comprises gains on disposal of intangible assets, which primarily arise from settlements through enforcing non-compete agreements in the event of losing accounts through producer defection or the disposal of books of business.

3.	EMPLOYEES
The average number of persons, including Executive Directors, employed by Legacy Willis is as follows:

	Years ended December 31,
	2015	2014	2013
Total average number of employees for the year	19,300	18,200	17,900

Salaries and benefits expense comprises the following:

	Years ended December 31,
	2015	2014	2013
	(millions)
Salaries and other compensation	$2,101	$2,069	$1,953
Share-based compensation	64	52	42
Severance costs	7	8	32
Social security costs	150	147	135
Retirement benefits — defined benefit plan income	(78)	(17)	(4)
Retirement benefits — defined contribution plan expense	62	55	49
Total salaries and benefits expense	$2,306	$2,314	$2,207

Severance Costs
Severance costs that have arisen in the normal course of business amounted to $7 million in the year ended December 31, 2015 (2014: $8 million; 2013: $4 million).
During the year ended December 31, 2013, the Company incurred additional salaries and benefits costs of $29 million of which $28 million related to severance costs, in relation to an Expense Reduction Initiative in the first quarter. These costs related to 207 positions that were eliminated.

Willis Towers Watson plc

4.	SHARE-BASED COMPENSATION
On December 31, 2015, the Company had a number of open share-based compensation plans, which provide for the grant of time-based options and performance-based options, time-based restricted stock units and performance-based restricted stock units, and various other share-based grants to employees. All of the Company’s share-based compensation plans under which any options, restricted stock units or other share-based grants are outstanding as at December 31, 2015 are described below. The compensation cost that has been recognized for those plans for the year ended December 31, 2015 was $64 million (2014: $52 million; 2013: $42 million). The total income tax benefit recognized in the statement of operations for share-based compensation arrangements for the year ended December 31, 2015 was $15 million (2014: $12 million; 2013: $9 million).

2012 Equity Incentive Plan

This plan, which was established on April 25, 2012, provides for the granting of incentive stock options, time-based or performance-based non-statutory stock options, share appreciation rights, restricted shares, time-based or performance-based restricted share units (‘RSUs’), performance-based awards and other share-based grants or any combination thereof (collectively referred to as ‘Awards’) to employees, officers, directors and consultants (‘Eligible Individuals’) of the Company. The Board of Directors also adopted a sub-plan under the 2012 plan to provide an employee sharesave scheme in the United Kingdom.
There were approximately 23 million shares available for grant under this plan. Options are exercisable on a variety of dates, including from the second, third, fourth or fifth anniversary of grant. Unless terminated sooner by the Board of Directors, the 2012 Plan will expire 10 years after the date of its adoption. That termination will not affect the validity of any grants outstanding at that date.
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

	Years ended December 31,
	2015	2014	2013
Expected volatility	17.4%	18.7%	24.7%
Expected dividends	2.7%	2.8%	2.6%
Expected life (years)	4	4	4
Risk-free interest rate	1.5%	1.3%	1.5%

Notes to the financial statements

4. SHARE-BASED COMPENSATION (Continued)

A summary of option activity under the plans at December 31, 2015, and changes during the year then ended is presented below:

		Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
(Options in thousands)	Options (ii)	Price(i)	Term	Value
				(millions)
Time-based stock options
Balance, beginning of year	2,145	$99.19
Granted	299	$116.85
Exercised	(623)	$95.13
Forfeited	(178)	$105.59
Expired	(45)	$87.78
Balance, end of year	1,598	$103.62	6 years	$40
Options vested or expected to vest at December 31, 2015	1,476	$103.18	6 years	$38
Options exercisable at December 31, 2015	935	$97.45	6 years	$29
Performance-based stock options
Balance, beginning of year	1,384	$89.49
Exercised	(717)	$89.94
Forfeited	(50)	$91.67
Balance, end of year	617	$88.65	4 years	$25
Options vested or expected to vest at December 31, 2015	617	$88.64	4 years	$25
Options exercisable at December 31, 2015	615	$88.58	4 years	$25
_________________________________

(i)	Certain options are exercisable in pounds sterling and are converted to dollars using the exchange rate at December 31, 2015.

(ii)	The number of options outstanding and other per share data have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 31 - Subsequent Events for further details.
The weighted average grant-date fair value of time-based options granted during the year ended December 31, 2015 was $14.77 (2014: $14.12; 2013: $20.50). The total intrinsic value of options exercised during the year ended December 31, 2015 was $17 million (2014: $22 million; 2013: $32 million). At December 31, 2015 there was $8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under time-based stock option plans; that cost is expected to be recognized over a weighted average period of 2 years.
There were no performance-based options granted during the three years ended December 31, 2015, December 31, 2014 or December 31, 2013. The total intrinsic value of options exercised during the year ended December 31, 2015 was $25 million (2014: $15 million; 2013: $14 million). At December 31, 2015 there was less than $1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under performance-based stock option plans; that cost is expected to be recognized over a weighted-average period of 1 year.

Willis Towers Watson plc

4. SHARE-BASED COMPENSATION (Continued)

A summary of restricted stock unit activity under the Plans at December 31, 2015, and changes during the year then ended is presented below:

		Weighted Average Grant Date
(Units awarded in thousands)	Shares (i)	Fair Value
Nonvested shares (restricted stock units)
Balance, beginning of year	1,319	$109.54
Granted	628	118.63
Vested	(471)	102.40
Forfeited	(148)	110.00
Balance, end of year	1,328	$116.32
_________________________________

(i)
The number of nonvested shares outstanding and other per share data have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 31 - Subsequent Events for further details.

The total number of restricted stock units vested during the year ended December 31, 2015 was 471,212 shares at an average share price of $117.74 (2014: 323,746 shares at an average share price of $116.79; 2013: 329,811 shares at an average price of $108.87). At December 31, 2015 there was $111 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the plan; that cost is expected to be recognized over a weighted average period of 2 years.
Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2015 was $124 million (2014: $134 million; 2013: $155 million). The actual tax benefit recognized for the tax deductions from option exercises of the share-based payment arrangements totaled $25 million for the year ended December 31, 2015 (2014: $20 million; 2013: $28 million).

5.	RESTRUCTURING COSTS

In April 2014, the Company announced a multi-year operational improvement program designed to strengthen the Company’s client service capabilities and to deliver future cost savings (hereinafter referred to as the Operational Improvement Program). The main elements of the program, which is expected to be completed by the end of 2017, include the following:

•
movement of more than 3,500 Legacy Willis support roles from higher cost locations to Legacy Willis facilities in lower cost locations, bringing the ratio of employees in higher cost versus lower cost near-shore and off-shore centers from approximately 80:20 to approximately 60:40;

•	net workforce reductions in support positions;

•	lease consolidation in real estate and reductions in ratios of seats per employee and square footage of floor space per employee; and

•	information technology systems simplification and rationalization.
The Company recognized restructuring costs of $126 million in the year ended December 31, 2015, related to its Operational Improvement Program (2014: $36 million).

Notes to the financial statements

5. RESTRUCTURING COSTS (Continued)

An analysis of the cost for restructuring recognized in the statement of operations in the year ended December 31, 2015 and December 31, 2014, by segment, are as follows:

	Year Ended December 31, 2015
	Willis North America	Willis International	Willis GB	Willis Capital, Wholesale & Reinsurance	Corporate & other	Total
	(millions)
Termination benefits	$8	$8	$10	$7	$3	$36
Professional services and other	23	18	17	2	30	90
Total	$31	$26	$27	$9	$33	$126

	Year Ended December 31, 2014
	Willis North America	Willis International	Willis GB	Willis Capital, Wholesale & Reinsurance	Corporate & other	Total
	(millions)
Termination benefits	$3	$3	$9	$1	$—	$16
Professional services and other	—	2	1	—	17	20
Total	$3	$5	$10	$1	$17	$36
An analysis of the total cumulative restructuring costs recognized for the Operational Improvement Program from commencement to December 31, 2015 by segment is as follows:

	Willis North America	Willis International	Willis GB	Willis Capital, Wholesale & Reinsurance	Corporate & other	Total
	(millions)

2014
Termination benefits	$3	$3	$9	$1	$—	$16
Professional services and other	—	2	1	—	17	20

2015
Termination benefits	$8	$8	$10	$7	$3	$36
Professional services and other	23	18	17	2	30	90

Total
Termination benefits	$11	$11	$19	$8	$3	$52
Professional services and other	23	20	18	2	47	110
Total	$34	$31	$37	$10	$50	$162

Willis Towers Watson plc

5. RESTRUCTURING COSTS (Continued)

At December 31, 2015, the Company’s liability under the Operational Improvement Program is as follows:

	Termination Benefits	Professional Services and other	Total
	(millions)
Balance at January 1, 2014	$—	$—	$—
Charges incurred	16	20	36
Cash payments	(11)	(14)	(25)
Balance at December 31, 2014	$5	$6	$11
Charges incurred	36	90	126
Cash payments	(26)	(85)	(111)
Balance at December 31, 2015	$15	$11	$26

6.	AUDITORS’ REMUNERATION
An analysis of auditors’ remuneration is as follows:

	Years ended December 31,
	2015	2014	2013
	(millions)
Audit of group consolidated financial statements	$6	$5	$4
Other assurance services	3	2	3
Other non-audit services	1	1	1
Total auditors’ remuneration	$10	$8	$8

7.	OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Years ended December 31,
	2015	2014	2013
	(millions)
Gain on disposal of operations	$25	$12	$2
Gain on remeasurement of interest in associates (i)	59	—	—
Impact of Venezuelan currency devaluation (ii)	(30)	(14)	—
Foreign exchange gain	1	8	20
Other income (expense), net	$55	$6	$22

(i)
Prior to the acquisition date, the Company accounted for its 30% interest in Gras Savoye as an equity-method investment. The acquisition-date fair value of the previously held equity interest was $158 million and is included in the measurement of the consideration transferred. The Company recognized a gain of $59 million as a result of remeasuring its prior equity interest in Gras Savoye held before the business combination.

(ii)
On December 31, 2015 the Company began using the SIMADI rate for the Venezuelan Bolivar (approximately Venezuelan bolivars 198.7 = US dollar 1) instead of the SICAD I auction rate (approximately Venezuelan bolivars 13.5 = US dollar 1) to translate on Venezuelan retail operations.

Notes to the financial statements

8.	INCOME TAXES
An analysis of income before income taxes and interest in earnings of associates by location of the taxing jurisdiction is as follows:

	Years ended December 31,
	2015	2014	2013
	(millions)
Ireland	$(61)	$(65)	$(52)
United States	(67)	92	(11)
United Kingdom	65	154	282
Other jurisdictions	403	337	280
Income before income taxes and interest in earnings of associates	$340	$518	$499
The provision for income taxes by location of the taxing jurisdiction consisted of the following:

	Years ended December 31,
	2015	2014	2013
	(millions)
Current income taxes:
US federal tax	$14	$(16)	$7
US state and local taxes	1	7	3
UK corporation tax	—	29	28
Other jurisdictions	51	73	45
Total current taxes	66	93	83
Deferred taxes:
US federal tax	(22)	30	10
US state and local taxes	(3)	10	1
Effect of US valuation allowance	(91)	5	2
UK corporation tax	14	24	17
Other jurisdictions	3	(3)	9
Total deferred taxes	(99)	66	39
Total income taxes	$(33)	$159	$122

Willis Towers Watson plc

8. INCOME TAXES (Continued)

The reconciliation between US federal income taxes at the statutory rate and the Company’s provision for income taxes is as follows:

	Years ended December 31,
	2015	2014	2013
	(millions, except percentages)
Income before income taxes and interest in earnings of associates	$340	$518	$499
US federal statutory income tax rate	35%	35%	35%
Income tax expense at US federal tax rate	119	181	175
Adjustments to derive effective rate:
Non-deductible expenditure	32	21	19
Non-deductible acquisition costs	9	—	—
Tax impact of internal restructurings	—	—	11
Movement in provision for unrecognized tax benefits	(3)	1	(1)
Disposal of non-qualifying goodwill	3	11	—
Gain on remeasurement of equity interests	(20)	—	—
Impact of change in tax rate on deferred tax balances	(5)	—	(4)
Adjustment in respect of prior periods	(1)	(2)	1
Non-deductible Venezuelan foreign exchange loss	11	5	—
Effect of foreign exchange and other differences	(1)	(4)	1
Changes in valuation allowances applied to deferred tax assets	(104)	7	—
Adjustments to eliminate the net tax effect of intra-group items	(30)	(30)	(30)
Tax differentials of foreign earnings and US state taxes:
Foreign jurisdictions	(42)	(48)	(54)
US state taxes and local taxes	(1)	17	4
Income tax (benefit) expense	$(33)	$159	$122
Willis Towers Watson plc is a non-trading holding company tax resident in Ireland where it is taxed at the statutory rate of 25%. The provision for income tax on continuing operations has been reconciled above to the US federal statutory tax rate of 35% due to significant operations in the US.

Notes to the financial statements

8. INCOME TAXES (Continued)

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

	December 31,
	2015	2014
	(millions)
Deferred tax assets:
Accrued expenses not currently deductible	$175	$133
US state net operating losses	82	76
UK net operating losses	5	1
Other net operating losses	28	12
UK capital losses	33	39
Accrued retirement benefits	109	109
Deferred compensation	34	34
Stock options	16	22
Financial derivative transactions	4	—
Gross deferred tax assets	486	426
Less: valuation allowance	(187)	(280)
Net deferred tax assets	$299	$146
Deferred tax liabilities:
Cost of intangible assets, net of related amortization	$289	$149
Cost of tangible assets, net of related amortization	32	38
Prepaid retirement benefits	111	62
Accrued revenue not currently taxable	31	25
Deferred tax liabilities	463	274
Net deferred tax liabilities	$(164)	$(128)

	December 31,
	2015	2014
	(millions)
Balance sheet classifications:
Deferred tax assets	$76	$19
Deferred tax liabilities	(240)	(147)
Net non-current deferred tax liabilities (i)	(164)	(128)
Net deferred tax liabilities	$(164)	$(128)
_________________________________

(i)
As described in Note 2, following retrospective application of ASU 2015-17 ‘Balance Sheet Classification of Deferred Taxes’, all deferred tax liabilities and assets are now classified as non-current in the balance sheet. 2014 balances within ‘Net deferred tax liabilities’ have been reclassified accordingly.

At December 31, 2015, the Company had valuation allowances of $187 million (2014: $280 million) to reduce its deferred tax assets to estimated realizable value. The valuation allowances at December 31, 2015, relate to deferred tax assets arising from UK capital loss carryforwards ($33 million) and other net operating losses ($6 million), which have no expiration date, and to the deferred tax assets in the United States ($148 million).
Included within US deferred tax assets are assets of $82 million in respect of US state net operating losses. These losses will expire as follows: $13 million from 2016 to 2019, $15 million from 2020 to 2024 and $54 million from 2025 to 2035. Capital loss carryforwards can only be offset against future UK capital gains.

Willis Towers Watson plc

8. INCOME TAXES (Continued)

	Balance at beginning of year	Additions/ (releases) charged to costs and expenses	Other movements	Foreign exchange differences	Balance at end of year
Description
	(millions)
Year Ended December 31, 2015
Deferred tax valuation allowance	$280	$(95)	$2	$—	$187
Year Ended December 31, 2014
Deferred tax valuation allowance	196	17	67	—	280
Year Ended December 31, 2013
Deferred tax valuation allowance	221	15	(40)	—	196
The amount charged to tax expense in the table above differs from the effect of $(104) million disclosed in the rate reconciliation primarily because the movement in this table includes effects of state taxes, which are disclosed separately in the rate reconciliation. The impact of Other movements is primarily recorded in other comprehensive income.
At December 31, 2015 the Company had deferred tax assets of $299 million (2014: $146 million), net of the valuation allowance. Management believes, based upon the level of historical taxable income and projections for future taxable income, it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised.
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
Unrecognized tax benefits
Total unrecognized tax benefits as at December 31, 2015, totaled $22 million. During the next 12 months the Company does not expect a significant increase or decrease to the unrecognized tax benefits due to either settlement through negotiation or closure of the statute of limitations on assessment.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2015	2014	2013
	(millions)
Balance at January 1	$19	$41	$37
Reductions due to a lapse of the applicable statute of limitation	—	—	(5)
Increases for positions taken in current period	3	5	9
Decreases for positions taken in prior periods	(6)	(26)	—
Other movements	6	(1)	—
Balance at December 31	$22	$19	$41
$22 million of the unrecognized tax benefits at December 31, 2015 would, if recognized, favorably affect the effective tax rate in future periods.
The Company files tax returns in the various tax jurisdictions in which it operates. US tax returns have been filed timely. Although tax years 2008 and 2009 are closed, the IRS could make adjustments (but not assess additional tax) up to the amount of the net operating losses carried forward from those years.

Notes to the financial statements

8. INCOME TAXES (Continued)

All UK tax returns have been filed timely and are in the normal process of being reviewed, by HM Revenue & Customs. There are no material ongoing inquiries in relation to filed UK returns. In other tax jurisdictions the Company is currently not subject to any examinations for any year prior to 2004.

9.	EARNINGS PER SHARE
Basic and diluted earnings per share are calculated by dividing net income attributable to Willis Towers Watson by the average number of shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issue of shares that then shared in the net income of the Company.
In periods where losses are reported the weighted average shares outstanding excludes potentially issuable shares described above, because their inclusion would be anti-dilutive.
For the year ended December 31, 2015, time-based and performance-based options to purchase 1.6 million and 0.6 million shares (2014: 2.1 million and 1.4 million; 2013: 3.0 million and 2.0 million), respectively, and 1.3 million restricted stock units (2014: 1.3 million; 2013: 1.1 million) were outstanding.
Basic and diluted earnings per share are as follows:

	Years ended December 31,
	2015	2014	2013
	(millions, except per share data)
Net income attributable to Willis Towers Watson	$373	$362	$365
Basic weighted average number of shares outstanding (i)	68	67	66
Dilutive effect of potentially issuable shares (i)	1	1	2
Diluted weighted average number of shares outstanding (i)	69	68	68
Basic earnings per share:
Net income attributable to Willis Towers Watson shareholders (i)	$5.49	$5.40	$5.53
Dilutive effect of potentially issuable shares (i)	(0.08)	(0.08)	(0.16)
Diluted earnings per share:
Net income attributable to Willis Towers Watson shareholders (i)	$5.41	$5.32	$5.37
_________________________________

(i)	The number of shares outstanding and per share data have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 31 - Subsequent Events for further details.
Options to purchase 0.6 million shares and 0.5 million restricted stock units for the year ended December 31, 2015, were not included in the computation of the dilutive effect of stock options because the effect was antidilutive (2014: 0.9 million shares and 0.6 million restricted stock units; 2013: 0.8 million shares and 0.5 million restricted stock units).

Willis Towers Watson plc

10.	ACQUISITIONS
During the years ended December 31, 2015 and 2014 we made the following acquisitions in line with our strategy to invest in targeted acquisitions with a focus on earnings accretion, competitive position, and fit.
Gras Savoye
On December 29, 2015, the Company completed the transaction to acquire the remaining 70% of the outstanding share capital of Gras Savoye, the leading insurance broker in France, for total consideration of €544 million ($592 million) of which, $582 million was paid in cash. Additionally, the previously held equity interest in Gras Savoye was remeasured to a fair value of €221 million ($241 million) giving a total fair value on a 100% basis of €765 million ($833 million). The resulting remeasurement gain on the previously held equity interest was €54 million ($59 million) and has been recorded in Other income (expense), net, in the Consolidated Statement of Operations.
The union combines the Company’s global insurance broking footprint with Gras Savoye’s particularly strong presence in France, Central and Eastern Europe, and across Africa. Gras Savoye’s expertise in high-growth markets and industry sectors complements the Company’s global strengths, creating value for clients and carriers.
The Company funded the cash consideration with a one year term loan. The amount outstanding as of December 31, 2015 was $592 million and is included in the line item Short-term debt and current portion of long-term debt on the consolidated balance sheets.
Deferred consideration is payable on the first and second anniversary of the acquisition. The discounted fair value of the deferred consideration is $10 million. None of the goodwill recognized on the transaction is tax deductible.
The following table presents the Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values:

December 29, 2015
(millions)
Cash and cash equivalents	$88
Fiduciary assets	625
Accounts receivable, net	95
Goodwill	573
Intangible assets	445
Other assets	55
Fiduciary liabilities	(625)
Deferred revenue and accrued expenses	(76)
Short and long-term debt	(80)
Net deferred tax liabilities	(89)
Other liabilities	(188)
Net assets acquired	823
Decrease in paid in capital for purchase of non controlling interest	50
Non controlling interest acquired	(40)
Preliminary purchase price allocation	833
The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision within the purchase price allocation period as more detailed analysis is completed and additional information about the value of assets acquired and liabilities assumed become available. Given the short time-frame between the acquisition date and balance sheet date, all aspects of the initial purchase price allocation may be subject to revision within the purchase price allocation period.

Notes to the financial statements

10. ACQUISITIONS (Continued)

The acquired intangible assets are attributable to the following categories:

	Amortization basis	millions	Expected life (years)
Customer relationships	In line with underlying cashflows	$332	20
Software and other intangibles	Straight line basis	79	5
Trade name	Straight line basis	34	14
		$445

Supplemental Disclosure of Pro Forma Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Gras Savoye occurred at January 1, 2014:

	Years ended December 31,
	2015	2014
	(millions)
Revenues	$4,264	$4,308
Operating income	$459	$659
Income before income taxes and interest in earnings of associates	$362	$520
Net income attributable to Willis Towers Watson	$371	$339

Earnings per share - Basic	$5.46	$5.06
Earnings per share - Diluted	$5.38	$4.99
The unaudited pro forma financial information above reflects certain pro forma adjustments. Significant adjustments are as follows:

i.	Amortization of intangible assets is based on the fair value of intangibles determined on acquisition, assuming the transaction had closed on January 1, 2014 .

ii.	Interest costs on debt positions which were repaid on acquisition have been removed and replaced with an estimated incremental annual cost of borrowings taken to finance the acquisition.

iii.	Rent costs are adjusted to fair value at the acquisition date and adjustments made for existing lease commitments.

iv.	An estimated adjustment was made to the income tax expense reflective of other adjustments made.
The pro forma information is presented for informational purposes only and is not indicative of the results of operations that actually would have been consummated as of that time, nor is it intended to be indicative of future results.
Miller Insurance Services LLP
On May 31, 2015, the Company completed the transaction to acquire an 85 percent interest in Miller Insurance Services LLP and its subsidiaries (‘Miller’), a leading London wholesale specialist insurance broking firm, for total consideration of $401 million including cash consideration of $232 million.
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

Willis Towers Watson plc

10. ACQUISITIONS (Continued)

As part of the transaction, selected broking activities were transferred between existing Willis Towers Watson businesses and Miller and vice-versa. The transaction combined businesses of both WTW and Miller creating a platform for future growth and added further strength and depth to the Company’s client proposition.
The Company recognized assets and liabilities acquired of $1,122 million and $844 million respectively. Included within the acquired assets are intangible assets of $231 million of which $217 million relates to client relationships with a weighted average useful economic life of 14 years and $14 million relates to trade names with a useful economic life of 15 years.
Goodwill of $184 million was recognized on the transaction and is not included in the assets acquired figure above. The amount of goodwill that was tax deductible was $22 million.
The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analysis is completed and additional information about the value of assets acquired, liabilities assumed, and contingent consideration become available.
Other acquisitions
On April 1, 2015, the Company acquired 100 percent of the share capital of Carsa Consultores, Agente de Seguros y de Fianzas de CV and its group companies (‘Carsa’), a leading insurance broker in Mexico. The Company paid initial cash consideration on closing and additional contingent consideration is payable after three years depending on future revenue achieved from the acquired businesses.
On May 31, 2015, the Company acquired the trade and assets of Evolution Benefits Consulting, Inc. (‘Evolution’), a human capital practice in Pennsylvania. The Company paid initial cash consideration on closing and additional contingent consideration is payable in three years and is contingent on the future revenue growth of the acquired business.
On August 7, 2015, the Company completed the transaction to acquire 100 percent interest in Elite Risk Services, Taiwan for cash consideration paid on closing.
On August 19, 2015, the Company completed the transaction to acquire 100 percent interest in CKA Risk Solutions, Australia. The Company paid initial cash consideration on closing. Further deferred consideration is payable at the end of the first, second and third anniversary of the acquisition. Contingent consideration is payable at the end of the third anniversary of the acquisition and is contingent on specified performance targets for revenue growth over the three years prior.
On October 1, 2015, the Company completed the transaction to acquire 100 percent interest in Sparsam, Sweden. The Company paid initial cash consideration on closing. Further contingent consideration is payable at the end of the third anniversary of the acquisition and is contingent on specified performance targets for revenue growth over the three years prior to October 2018.
On October 7, 2015, the Company completed the transaction to acquire 100 percent interest in PMI Group, UK (Private Medicine Intermediaries). Cash consideration was paid on closing. There is no deferred or contingent consideration.
On October 29, 2015 the Company completed the transaction to acquire the remaining percentage of Miller do Brasil, bringing its ownership to 100%. The Company paid initial cash consideration on closing and deferred consideration is due after 18 months.
In aggregate, total consideration for these other acquisitions was approximately $188 million representing:

•	initial cash and other consideration paid on closing of $163 million; and

•	discounted deferred and contingent consideration, based on best estimates, of $25 million.
In aggregate, the Company recognized assets and liabilities acquired of $115 million and $35 million, respectively. Included within the acquired assets are intangible assets relating to client relationships and other intangibles of $82 million with a weighted average useful economic life of 14 years.
Goodwill in aggregate of $108 million was recognized on these other transactions based on the preliminary purchase price allocations.

Notes to the financial statements

10. ACQUISITIONS (Continued)

The aggregate costs incurred and recognized within other operating expenses relating to all acquisitions for the year ended December 31, 2015 and 2014 were $84 million (2014: $7 million).
The amount of revenue and earnings, for all the acquisitions discussed above, included in the Company’s consolidated income statement for the year ended December 31, 2015, was $99 million and $3 million respectively.
Supplemental pro forma results of operations have not been presented for Miller individually, or for all of the other acquisitions described above in aggregate, because the effects were not material to consolidated results of operations.
2014 acquisitions
On May 26, 2014, the Company acquired 100 percent of Charles Monat Limited and its subsidiaries, a life insurance solutions adviser to high net worth clients based in Hong Kong, for cash consideration of $59 million.
Additional consideration estimated at $29 million is payable in annual installments over the next 5 years, based on a multiple of EBITDA of the entities acquired, during the period from May 25, 2014 until September 2, 2019. This consideration was assessed to have a fair value of $12 million at the date of acquisition.
On acquisition the Company recognized acquired intangible assets of $35 million of which $27 million was in respect of client relationships, which are being amortized over an expected life of 11 years. The remaining $8 million of intangible assets relate to carrier relationships and trade names and are both being amortized over 5 years.
Goodwill of $31 million was recognized on the transaction.
On October 8, 2014, the Company acquired 75.8 percent of Max Matthiessen Holding AB and subsidiaries, a leading employee benefits adviser in Sweden, for cash consideration of $204 million. There is no deferred or contingent consideration.
On acquisition the Company recognized acquired intangible assets of $134 million of which $56 million was in relation to client relationships and $76 million was in relation to fund management contracts, which are being amortized over 12 years and 18 years respectively. The remaining $2 million of intangible assets relate to the Max Matthiessen trade name and is being amortized over 4 years.
Goodwill of $139 million was recognized on the transaction.

Willis Towers Watson plc

11.	FIXED ASSETS, NET
An analysis of fixed asset activity for the years ended December 31, 2015 and 2014 are as follows:

	Land and buildings (i)	Leasehold improvements	Furniture and equipment	Total
	(millions)
Cost: at January 1, 2014	$89	$242	$618	$949
Additions	7	25	84	116
Disposals	—	(12)	(29)	(41)
Foreign exchange	(3)	(10)	(31)	(44)
Cost: at December 31, 2014	93	245	642	980
Additions	—	27	119	146
Acquisitions	5	26	26	57
Disposals	—	(16)	(31)	(47)
Foreign exchange	(3)	(10)	(32)	(45)
Cost: at December 31, 2015	$95	$272	$724	$1,091

Depreciation: at January 1, 2014	$(36)	$(87)	$(345)	$(468)
Depreciation expense provided	(4)	(20)	(68)	(92)
Disposals	—	10	28	38
Foreign exchange	2	4	19	25
Depreciation: at December 31, 2014	(38)	(93)	(366)	(497)
Depreciation expense provided	(4)	(19)	(72)	(95)
Disposals	—	14	28	42
Foreign exchange	1	4	17	22
Depreciation: at December 31, 2015	$(41)	$(94)	$(393)	$(528)
Net book value:
At December 31, 2014	$55	$152	$276	$483

At December 31, 2015	$54	$178	$331	$563
_________________________________

(i)
Included within land and buildings are assets held under capital leases: At December 31, 2015, cost and accumulated depreciation were $32 million and $10 million respectively (2014: $32 million and $8 million, respectively; 2013: $31 million and $6 million respectively). Depreciation in the year ended December 31, 2015 was $2 million (2014: $2 million; 2013: $2 million).

Notes to the financial statements

12.	GOODWILL
Goodwill represents the excess of the cost of businesses acquired over the fair value of identifiable net assets at the dates of acquisition. Goodwill is not amortized but is subject to impairment testing annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable.
At December 31, 2015, the Company was organized into four reporting units which are consistent with its operating segments: Willis GB, Willis CWR, Willis North America and Willis International - see Note 26 - ‘Segment Information’ for detailed descriptions of the segments. Goodwill is allocated to these reporting units based on the original purchase price allocation for acquisitions within the reporting units. When a business entity is sold, goodwill is allocated to the entity disposed of based on the relative fair value of that entity compared with the fair value of the reporting unit in which it is included.
The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2015 and 2014, are as follows:

	Willis GB	Willis CWR	Willis North America	Willis International	Total
	(millions)
Balance at January 1, 2014
Goodwill, gross	$555	$851	$1,557	$367	$3,330
Accumulated impairment losses	—	—	(492)	—	(492)
Goodwill, net	555	851	1,065	367	2,838
Purchase price allocation adjustments	3	—	3	7	13
Goodwill acquired during the year	—	5	—	179	184
Goodwill disposed of during the year	—	—	(48)	—	(48)
Foreign exchange	(3)	(4)	—	(43)	(50)
Balance at December 31, 2014
Goodwill, gross	555	852	1,512	510	3,429
Accumulated impairment losses	—	—	(492)	—	(492)
Goodwill, net	$555	$852	$1,020	$510	$2,937
Purchase price allocation adjustments	—	—	—	1	1
Goodwill acquired during the year	25	184	11	645	865
Goodwill disposed of during the year	(2)	(1)	(10)	—	(13)
Foreign exchange	(6)	(10)	(1)	(36)	(53)
Balance at December 31, 2015
Goodwill, gross	572	1,025	1,512	1,120	4,229
Accumulated impairment losses	—	—	(492)	—	(492)
Goodwill, net	$572	$1,025	$1,020	$1,120	$3,737

Impairment Review
The Company reviews goodwill for impairment annually, or whenever events of circumstances indicate impairment may have occurred. In the first step of the impairment test, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the amount of an impairment loss, if any, is calculated in the second step of the impairment test by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company’s goodwill impairment test for 2015 has not resulted in an impairment charge.

Willis Towers Watson plc

13.	OTHER INTANGIBLE ASSETS, NET
Other intangible assets are classified into the following categories:

•	Client relationships

•	Management contracts

•	Other, including:

•	non-compete agreements

•	trade names

•	contract based, technology and other
The major classes of amortizable intangible assets are as follows:

	December 31, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(millions)
Client relationships	$1,293	$(373)	$920	$689	$(316)	$373
Management contracts	67	(5)	62	71	(1)	70
Other	139	(6)	133	11	(4)	7
Total amortizable intangible assets	$1,499	$(384)	$1,115	$771	$(321)	$450
Unfavorable leases agreements	23	—	23	—	—	—
Total amortizable intangible liabilities	$23	$—	$23	$—	$—	$—
The aggregate amortization of intangible assets for the year ended December 31, 2015 was $76 million (2014: $54 million; 2013: $55 million). The estimated aggregate amortization of intangible assets for each of the next five years ended December 31 and thereafter is as follows:

(millions)
2016	$119
2017	111
2018	105
2019	98
2020	92
Thereafter	590
Total	$1,115

Notes to the financial statements

14.	OTHER ASSETS
An analysis of other assets is as follows:

	December 31,
	2015	2014 (i)
	(millions)
Other current assets
Prepayments and accrued income	$86	$81
Income taxes receivable	64	30
Other receivables (i)	105	101
Total other current assets	$255	$212
Other non-current assets
Prepayments and accrued income	$23	$14
Deferred compensation plan assets	102	92
Accounts receivable, net	30	29
Other investments	29	29
Other receivables (i)	25	46
Total other non-current assets	$209	$210
Total other assets	$464	$422
_________________________________

(i)
As described in Note 2, following retrospective application of ASU 2015-03, ‘Simplifying the Presentation of Debt Issuance Costs’, debt issuance costs related to a recognised debt liability are now reported in the balance sheet as a direct deduction from the face amount of that liability. 2014 balances have been reclassified accordingly.

Willis Towers Watson plc

15.	OTHER LIABILITIES
An analysis of other liabilities is as follows:

	December 31,
	2015	2014
	(millions)
Other current liabilities
Accounts payable	$180	$131
Other taxes payable	59	44
Incentives from lessors (i)	20	13
Contingent or deferred consideration on acquisition	68	8
Derivative liability	31	12
Other payables	200	236
Total other current liabilities	$558	$444
Other non-current liabilities
Incentives from lessors (ii)	$175	$171
Deferred compensation plan liability	102	92
Contingent or deferred consideration on acquisition	156	26
Income taxes payable	20	15
Derivative liability	27	9
Other payables	53	76
Total other non-current liabilities	$533	$389
Total other liabilities	$1,091	$833
_________________________________

(i)
Current portion of Incentives from lessors line includes $3 million of Unfavorable leases acquired as part of the Gras Savoye acquisition which has been disclosed in the Other intangible assets, net note.

(ii)
Non-current portion of Incentives from lessors line includes $20 million of Unfavorable leases acquired as part of the Gras Savoye acquisition which has been disclosed in the Other intangible assets, net note.

Notes to the financial statements

16.	ALLOWANCE FOR DOUBTFUL ACCOUNTS
Accounts receivable are stated at estimated net realizable values. The allowances shown below as at the end of each period, are recorded as the amounts considered by management to be sufficient to meet probable future losses related to uncollectible accounts.

Description	Balance at beginning of year	Additions charged to costs and expenses	Charges to other accounts - Acquisitions	Deductions / Other movements	Foreign exchange differences	Balance at end of year
	(millions)
Year Ended December 31, 2015
Allowance for doubtful accounts	$12	$5	$11	$(7)	$1	$22
Year Ended December 31, 2014
Allowance for doubtful accounts	$13	$4	$—	$(6)	$1	$12
Year Ended December 31, 2013
Allowance for doubtful accounts	$14	$3	$—	$(4)	$—	$13

17.	PENSION PLANS
At December 31, 2015, Legacy Willis maintained two principal defined benefit pension plans that covered approximately one third of the Legacy Willis employees in the United States and United Kingdom. Both of these plans are now closed to new entrants and with effect from May 15, 2009, the US defined benefit plan was closed to future accrual. New employees in the United Kingdom are offered the opportunity to join a defined contribution plan and in the United States are offered the opportunity to join a 401(k) plan. In addition to the Legacy Willis UK and US defined benefit pension plans, Legacy Willis has several smaller defined benefit pension plans in certain other countries in which it operates including a US non-qualified plan and an unfunded plan in the UK. Elsewhere, pension benefits are typically provided through defined contribution plans. It is the Legacy Willis’s policy to fund pension costs as required by applicable laws and regulations.
At December 31, 2015, Legacy Willis recorded, on the Consolidated Balance Sheets, the following:

•	a pension benefit asset of $623 million (2014: $314 million) representing:

•	$617 million (2014: $314 million) in respect of the UK defined benefit pension plan; and

•	$6 million (2014: $nil) in respect of international defined benefit pension plans.

•	a total liability for pension benefits of $279 million (2014: $284 million) representing:

•	$213 million (2014: $245 million) in respect of the US defined benefit pension plan; and

•	$66 million (2014: $39 million) in respect of the international, US non-qualified and UK unfunded defined benefit pension plans.

Willis Towers Watson plc

17. PENSION PLANS (Continued)

UK and US defined benefit plans
The following schedules provide information concerning the Legacy Willis UK and US defined benefit pension plans as of and for the years ended December 31:

	UK Pension Benefits		US Pension Benefits
	2015	2014	2015	2014
	(millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$3,084	$2,785	$1,051	$864
Service cost	32	41	—	—
Interest cost	102	121	40	40
Employee contributions	1	2	—	—
Actuarial (gain) loss	(77)	390	(91)	183
Curtailment loss (gain)	13	(2)	—	—
Benefits paid	(98)	(85)	(38)	(36)
Foreign currency changes	(165)	(168)	—	—
Plan amendments	(215)	—	—	—
Benefit obligations, end of year	2,677	3,084	962	1,051
Change in plan assets:
Fair value of plan assets, beginning of year	3,398	3,061	806	757
Actual return on plan assets	82	520	(19)	65
Employee contributions	1	2	—	—
Employer contributions	103	91	—	20
Benefits paid	(98)	(85)	(38)	(36)
Foreign currency changes	(192)	(191)	—	—
Fair value of plan assets, end of year	3,294	3,398	749	806
Funded status at end of year	$617	$314	$(213)	$(245)
Components on the Consolidated Balance Sheets:
Pension benefits asset	$617	$314	$—	$—
Liability for pension benefits	—	—	(213)	(245)
Amounts recognized in accumulated other comprehensive loss as of December 31, consist of:

	UK Pension Benefits		US Pension Benefits
	2015	2014	2015	2014
		(millions)
Net actuarial loss	$793	$809	$373	$399
Prior service gain	(196)	(20)	—	—
The accumulated benefit obligations for the Legacy Willis UK and US defined benefit pension plans were $2,677 million and $962 million, respectively (2014: $3,017 million and $1,051 million, respectively).

Notes to the financial statements

17. PENSION PLANS (Continued)

The components of the net periodic benefit income and other amounts recognized in other comprehensive (income) loss for the UK and US defined benefit plans are as follows:

	Years ended December 31,
	UK Pension Benefits			US Pension Benefits
	2015	2014	2013	2015	2014	2013
			(millions)
Components of net periodic benefit income:
Service cost	$32	$41	$37	$—	$—	$—
Interest cost	102	121	109	40	40	38
Expected return on plan assets	(222)	(213)	(191)	(57)	(54)	(51)
Amortization of unrecognized prior service gain	(18)	(4)	(5)	—	—	—
Amortization of unrecognized actuarial loss	36	42	45	11	6	9
Curtailment gain	(5)	—	—	—	—	—
Net periodic benefit income	$(75)	$(13)	$(5)	$(6)	$(8)	$(4)
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial loss (gain)	$63	$83	$15	$(15)	$172	$(90)
Amortization of unrecognized actuarial loss	(36)	(42)	(45)	(11)	(6)	(9)
Prior service gain	(215)	—	—	—	—	—
Amortization of unrecognized prior service gain	18	4	5	—	—	—
Curtailment loss (gain)	18	(2)	—	—	—	—
Total recognized in other comprehensive (income) loss	$(152)	$43	$(25)	$(26)	$166	$(99)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(227)	$30	$(30)	$(32)	$158	$(103)

On March 6, 2015, Legacy Willis announced to members of the UK defined benefit pension plan that with effect from June 30,
2015, future salary increases would not be pensionable (the ‘salary freeze’). Legacy Willis recognized the salary freeze as a plan amendment at the announcement date. The impact of the salary freeze is to reduce the plan’s projected benefit obligation by approximately $215 million and create a prior service credit which is recognized in other comprehensive income and then amortized to the statement of operations over the remaining expected service life of active employees.
The estimated net loss and prior service cost for the UK and US defined benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are:

	UK Pension Benefits	US Pension Benefits
	(millions)
Estimated net loss	$46	$11
Prior service loss	(21)	—

Willis Towers Watson plc

17. PENSION PLANS (Continued)

The following schedule provides other information concerning the Legacy Willis UK and US defined benefit pension plans:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
	2015	2014	2015	2014
Weighted-average assumptions to determine benefit obligations:
Discount rate	3.8%	3.6%	4.2%	3.9%
Rate of compensation increase	3.3%	2.9%	N/A	N/A
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	3.6%	4.4%	3.9%	4.8%
Expected return on plan assets (i)	6.5%	7.0%	7.3%	7.3%
Rate of compensation increase	2.9%	3.2%	N/A	N/A
_________________________________

(i)
As part of the salary freeze negotiations with the Scheme Trustee, Legacy Willis agreed to the UK plan Trustee’s de-risking strategy which will lead to a strategic target asset allocation with a greater weighting to fixed income assets. Consequently, with effect from March 6, 2015, the expected return on assets assumption was reduced by 50 basis points from 7.00% to 6.50%.

The expected return on plan assets was determined on the basis of the weighted-average of the expected future returns of the various asset classes, using the target allocations shown below. The expected returns on UK plan assets are: UK and foreign equities 8.75 percent, debt securities 4.30 percent, hedge funds 8.43 percent and real estate 6.53 percent. The expected returns on US plan assets are: US and foreign equities 11.0 percent and debt securities 3.5 percent.
Legacy Willis’ pension plan asset allocations based on fair values were as follows:

	Years ended December 31,
	UK Pension Benefits		US Pension Benefits
Asset Category	2015	2014	2015	2014
Equity securities	36%	34%	50%	48%
Debt securities	42%	45%	48%	49%
Hedge funds	14%	14%	—%	—%
Real estate	4%	3%	—%	—%
Cash	4%	4%	—%	—%
Other	—%	—%	2%	3%
Total	100%	100%	100%	100%
In the United Kingdom, the pension trustees, in consultation with Legacy Willis, maintain a diversified asset portfolio and this together with contributions made by Legacy Willis is expected to meet the pension scheme’s liabilities as they become due. The UK plan’s assets are divided into 12 separate portfolios according to asset class and managed by 9 investment managers. The broad target allocations are UK and foreign equities (32.5 percent), debt securities (50 percent) and diversifying assets (17.5 percent). In the United States, the Legacy Willis investment policy is to maintain a diversified asset portfolio, which together with contributions made by it is expected to meet the pension scheme’s liabilities as they become due. The US plan’s assets are currently invested in 18 funds representing most standard equity and debt security classes. The broad target allocations are US and foreign equities (50 percent) and debt securities (50 percent).

Notes to the financial statements

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
The following tables present, at December 31, 2015 and 2014, for each of the fair value hierarchy levels, Legacy Willis’ UK pension plan assets that are measured at fair value on a recurring basis.

	UK Pension Plan
December 31, 2015	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$491	$152	$—	$643
UK equities	232	17	—	249
Other equities	14	287	—	301
Fixed income securities:
UK Government bonds	832	—	—	832
Other Government bonds	4	1	90	95
UK corporate bonds	—	120	—	120
Other corporate bonds	107	18	—	125
Derivatives	—	195	—	195
Real estate	—	—	146	146
Cash and cash equivalents	149	2	—	151
Other investments:
Hedge funds	—	—	457	457
Other	—	(20)	—	(20)
Total	$1,829	$772	$693	$3,294

Willis Towers Watson plc

17. PENSION PLANS (Continued)

	UK Pension Plan
December 31, 2014	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$565	$185	$—	$750
UK equities	234	15	—	249
Other equities	26	124	—	150
Fixed income securities:
US Government bonds	81	2	—	83
UK Government bonds	783	6	—	789
Other Government bonds	3	3	99	105
UK corporate bonds	—	103	—	103
Other corporate bonds	113	33	—	146
Derivatives	—	293	—	293
Real estate	—	—	124	124
Cash and cash equivalents	124	13	—	137
Other investments:
Hedge funds	—	—	487	487
Other	—	(18)	—	(18)
Total	$1,929	$759	$710	$3,398
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
The following tables present, at December 31, 2015 and 2014, for each of the fair value hierarchy levels, Legacy Willis’ US pension plan assets that are measured at fair value on a recurring basis.

	US Pension Plan
December 31, 2015	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$110	$113	$—	$223
Non US equities	106	45	—	151
Fixed income securities:
US Government bonds	—	67	—	67
US corporate bonds	—	158	—	158
International fixed income securities	57	33	—	90
Municipal & Non US government bonds	—	29	—	29
Other investments:
Mortgage backed securities	—	16	—	16
Other	7	8	—	15
Total	$280	$469	$—	$749

Notes to the financial statements

17. PENSION PLANS (Continued)

	US Pension Plan
December 31, 2014	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$115	$117	$—	$232
Non US equities	110	44	—	154
Fixed income securities:
US Government bonds	—	72	—	72
US corporate bonds	—	171	—	171
International fixed income securities	59	42	—	101
Municipal & Non US government bonds	—	32	—	32
Other investments:
Mortgage backed securities	—	16	—	16
Other	20	8	—	28
Total	$304	$502	$—	$806
Equity securities comprise:

•	ordinary shares and preferred shares which are valued using quoted market prices; and

•	pooled investment vehicles which are valued at their net asset values as calculated by the investment manager and typically have daily or weekly liquidity.
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
The following table summarizes the changes in the UK pension plan’s Level 3 assets for the years ended December 31, 2015 and 2014:

UK Pension
Plan
Level 3
(millions)
Balance at January 1, 2014	$669
Purchases, sales, issuances and settlements, net	40
Unrealized and realized gains relating to instruments still held at end of year	24
Foreign exchange	(23)
Balance at December 31, 2014	$710
Purchases, sales, issuances and settlements, net	14
Unrealized and realized gains relating to instruments still held at end of year	(7)
Foreign exchange	(24)
Balance at December 31, 2015	$693

Willis Towers Watson plc

17. PENSION PLANS (Continued)

In 2016, Legacy Willis expects to make contributions to the UK plan of approximately $83 million and $nil to the US plan. In addition, approximately $9 million will be paid in 2016 into the UK defined benefit plan related to employee’s salary sacrifice contributions.
The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the UK and US defined benefit pension plans:

Expected future benefit payments	UK Pension Benefits	US Pension Benefits
	(millions)
2016	83	43
2017	89	46
2018	93	48
2019	94	51
2020	97	53
2021-2025	549	289
Legacy Willis North America has a 401(k) plan covering all eligible employees of Legacy Willis North America and its subsidiaries. The plan allows participants to make pre-tax contributions which Legacy Willis, at its discretion may match. All investment assets of the plan are held in a trust account administered by independent trustees. The Legacy Willis 401(k) matching contributions for 2015 were $16 million (2014: $15 million; 2013: $15 million), matching contributions were increased 1 percent during 2013.
Other defined benefit pension plans
In addition to the Legacy Willis UK and US defined benefit pension plans, it has several smaller defined benefit pension plans in certain other countries in which it operates together with a non-qualified defined benefit pension plan in the United States and an unfunded defined benefit pension plan in the United Kingdom.
For disclosure purposes these smaller additional US and UK plans are combined with its other defined benefit pension plans in the tables below.
In total, a $60 million net pension benefit liability (2014: $39 million) has been recognized in respect of these other schemes.

Notes to the financial statements

17. PENSION PLANS (Continued)

The following schedules provide information concerning Legacy Willis’ international, US non-qualified and UK unfunded defined benefit pension plans:

	Other defined benefit plans
	2015	2014
	(millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$210	$195
Service cost	4	3
Interest cost	9	7
Actuarial (gain) loss	(26)	38
Benefits paid	(12)	(9)
Settlement	(1)	—
Transfers in (i)	248	—
Foreign currency changes	(30)	(24)
Benefit obligations, end of year	402	210
Change in plan assets:
Fair value of plan assets, beginning of year	171	168
Actual return on plan assets	(5)	25
Employer contributions	15	11
Benefits paid	(12)	(9)
Transfers in (ii)	202	—
Foreign currency changes	(29)	(24)
Fair value of plan assets, end of year	342	171
Funded status at end of year	$(60)	$(39)
Components on the Consolidated Balance Sheets:
Pension benefits asset	$6	$—
Liability for pension benefits	(66)	(39)
_________________________________

(i)	Represents the transfer in of $224 million and $24 million of benefit obligation as a result of acquiring Miller Insurance Services LLP and Gras Savoye.

(ii)	Represents the transfer in of $202 million of plan assets as a result of acquiring Miller Insurance Services LLP.
Amounts recognized in accumulated other comprehensive loss consist of a net actuarial loss of $27 million (2014: $42 million).
The accumulated benefit obligation for the Legacy Willis’ other defined benefit pension plans was $390 million (2014: $203 million).

Willis Towers Watson plc

17. PENSION PLANS (Continued)

The components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the other defined benefit pension plans are as follows:

	Other defined benefit plans
	2015	2014	2013
	(millions)
Components of net periodic benefit cost:
Service cost	$4	$3	$3
Interest cost	9	7	7
Expected return on plan assets	(11)	(6)	(6)
Amortization of unrecognized actuarial loss	1	—	1
Net periodic benefit cost	3	4	5
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Amortization of unrecognized actuarial loss	$(1)	$—	$(1)
Net actuarial (gain) loss	(10)	19	(8)
Total recognized in other comprehensive (income) loss	(11)	19	(9)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(8)	$23	$(4)
The estimated net loss for the other defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1 million.
The following schedule provides other information concerning Legacy Willis’ other defined benefit pension plans:

Other defined benefit plans
	2015	2014
Weighted-average assumptions to determine benefit obligations:
Discount rate	2.00% - 3.85%	2.00% - 3.60%
Rate of compensation increase	2.00% - 3.50%	2.00% - 3.50%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	2.00% - 3.60%	3.30% - 4.40%
Expected return on plan assets	2.00% - 6.40%	2.00% - 4.66%
Rate of compensation increase	2.00% - 3.50%	2.00% - 2.50%
The determination of the expected long-term rate of return on the other defined benefit plan assets is dependent upon the specific circumstances of each individual plan. The assessment may include analyzing historical investment performance, investment community forecasts and current market conditions to develop expected returns for each asset class used by the plans.
Legacy Willis’ other defined benefit pension plan asset allocations at December 31, 2015 based on fair values were as follows:

	Other defined benefit plans
Asset Category	2015	2014
Equity securities	32%	24%
Debt securities	50%	40%
Real estate	2%	3%
Derivatives	6%	13%
Other	10%	20%
Total	100%	100%

Notes to the financial statements

17. PENSION PLANS (Continued)

The investment policies for the international plans vary by jurisdiction but are typically established by the local pension plan trustees, where applicable, and seek to maintain the plans’ ability to meet liabilities of the plans as they fall due and to comply with local minimum funding requirements.
Fair Value Hierarchy
The following tables present, at December 31, 2015 and 2014, for each of the fair value hierarchy levels, Legacy Willis’ other defined benefit pension plan assets that are measured at fair value on a recurring basis.

	Other defined benefit plans
December 31, 2015	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$26	$12	$—	$38
UK equities	4	16	—	20
Overseas equities	22	29	—	51
Fixed income securities:
Other Government bonds	56	66	—	122
Corporate bonds	4	50	—	54
Derivative instruments	—	20	—	20
Real estate	—	—	5	5
Cash	1	3	—	4
Other investments:
Other investments	—	—	28	28
Total	$113	$196	$33	$342

	Other defined benefit plans
December 31, 2014	Level 1	Level 2	Level 3	Total
		(millions)
Equity securities:
US equities	$18	$—	$—	$18
UK equities	4	—	—	4
Overseas equities	18	—	—	18
Fixed income securities:
Other Government bonds	65	—	—	65
Corporate bonds	4	—	—	4
Derivative instruments	—	23	—	23
Real estate	—	—	6	6
Cash	11	—	—	11
Other investments:
Other investments	14	—	8	22
Total	$134	$23	$14	$171

Willis Towers Watson plc

17. PENSION PLANS (Continued)

Equity securities comprise:

•	ordinary shares which are valued using quoted market prices; and

•	pooled investment vehicles which are valued at their net asset values as calculated by the investment manager and typically have daily or weekly liquidity.
Fixed income securities comprise overseas and UK Government bonds, index linked loan stock and UK and other corporate bonds which are typically valued using quoted market prices. Certain of these investments are classified as Level 2 investments on the basis that the assets are valued at their net asset values calculated by the investment manager and liquidity is not daily.
Real estate investment comprises overseas property and infrastructure investments which are valued by fund managers taking into account cost, independent appraisals and market based comparable data.
Level 3 investments, other than $23 million acquired from Miller Insurance Services LLP, did not materially change during the year ended December 31, 2015.
In 2016, Legacy Willis expects to contribute $14 million to its other defined benefit pension plans.
The following benefit payments, which reflect expected future service, as appropriate, are estimated to be paid by the other defined benefit pension plans:

Expected future benefit payments	Other defined benefit plans
(millions)
2016	$10
2017	10
2018	11
2019	12
2020	13
2021-2025	75

18.	DEBT
Short-term debt and current portion of long-term debt consists of the following:

	December 31,
	2015	2014 (i)
	(millions)
3-year term loan facility expires 2015	$—	$1
1-year term loan facility matures 2016	587	—
Current portion of 7-year term loan facility expires 2018	22	17
5.625% senior notes due 2015	—	148
Fair value adjustment on 5.625% senior notes due 2015	—	1
4.125% senior notes due 2016	300	—
Short-term borrowing under bank overdraft arrangement	79	—
	$988	$167

(i)
As described in Note 2, following retrospective application of ASU 2015-03, ‘Simplifying the Presentation of Debt Issuance Costs’, debt issuance costs related to a recognized debt liability are now reported in the balance sheet as a direct deduction from the face amount of that liability. 2014 balances have been reclassified accordingly.

Long-term debt consists of the following:

	December 31,
	2015	2014 (i)
	(millions)
7-year term loan facility expires 2018	$218	$240
Revolving $800 million credit facility	467	—
4.125% senior notes due 2016	—	299
6.200% senior notes due 2017	394	393
7.000% senior notes due 2019	186	186
5.750% senior notes due 2021	495	494
4.625% senior notes due 2023	247	247
6.125% senior notes due 2043	271	271
	$2,278	$2,130

(i)
As described in Note 2, following retrospective application of ASU 2015-03, ‘Simplifying the Presentation of Debt Issuance Costs’, debt issuance costs related to a recognized debt liability are now reported in the balance sheet as a direct deduction from the face amount of that liability. 2014 balances have been reclassified accordingly.

Guarantees
All direct obligations under the 5.625%, 6.200% and 7.000% senior notes are guaranteed by Willis Towers Watson, Willis Netherlands B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited and Willis Group Limited.
All direct obligations under the 4.625% and 6.125% senior notes are guaranteed by Willis Towers Watson, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Willis North America Inc. and Willis Group Limited.
All direct obligations under the 4.125% and 5.750% senior notes are guaranteed by Trinity Acquisition Limited, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Willis North America Inc. and Willis Group Limited.

Notes to the financial statements

$800 million revolving credit facility
On July 23, 2013, Legacy Willis entered into an amendment to its existing credit facilities to extend both the amount of financing and the maturity date of the facilities. As a result of this amendment, the revolving credit facility was increased from $500 million to $800 million. The maturity date on both the revolving credit facility and the $300 million term loan was extended to July 23, 2018, from December 16, 2016, respectively. At the amendment date, Legacy Willis owed $281 million on the term loan and there was no change to this amount as a result of the refinancing. On February 27, 2015, Trinity Acquisition Limited, a wholly-owned subsidiary of Willis Towers Watson plc, entered into an amendment to the $800 million revolving credit facility permitting Willis Securities, Inc. (‘WSI’), another wholly-owned subsidiary of Willis Towers Watson, to incur up to $400 million of indebtedness under this facility for the purpose of investing in certain underwritten securities in the ordinary course of WSI’s business. Drawings under the $800 million revolving credit facility bear interest at LIBOR plus a margin of 1.25% to 2.00% based upon the Company’s guaranteed senior unsecured long-term debt. A 1.50% margin applies while the Company’s debt rating remains BBB-/Baa3. As of December 31, 2015, $467 million was outstanding under this revolving credit facility (December 31, 2014: $nil).
7-year term loan facility
The 7-year term loan facility expiring 2018 bears interest at LIBOR plus 1.50% and is repayable in quarterly installments and a final repayment of $186 million is due in the third quarter of 2018. In 2015, Legacy Willis made $17 million of mandatory repayments against this 7-year term loan (2014: $15 million).
1-year term loan facility

On November 20, 2015, Legacy Willis entered into a 1-year term loan facility. The 1-year term loan has two tranches: one of €550 million, of which €544 million ($592 million) has been utilized, and the other of $400 million which was not utilized at December 31, 2015. The €550 million tranche was used to finance the acquisition of Gras Savoye and the $400 million tranche was drawn on January 4, 2016 (i.e. after the balance sheet date) and used to re-finance debt held by Legacy Towers Watson which became due on acquisition (refer to Note 31, Subsequent Events for further details). The term loan facility matures one year following the first date that either tranche of term loans is made, which will be on December 19, 2016. Advances under the credit facility bear interest at a rate equal to, for Eurocurrency Rate Loans in US dollars, LIBOR or EURIBOR, plus an applicable margin of 1.25% to 2.00%, based upon the Company’s guaranteed, senior-unsecured long term debt rating. A 1.50% margin applies while the Company’s debt rating remains BBB-/Baa3. The amount outstanding as of December 31, 2015 was $592 million and is included in the current portion of long-term debt on the consolidated balance sheets. $592 million outstanding amount is gross of $5 million debt fees related to the 1-year term loan facility.
WSI revolving credit facility
On March 3, 2014, WSI entered into a $300 million revolving note and cash subordination agreement available for drawing from March 3, 2014 through March 3, 2015. The aggregate unpaid principal amount of all advances is repayable on or before March 3, 2016.

On April 28, 2014, WSI. entered into an amendment to the $300 million revolving note and cash subordination agreement to increase the amount of financing and to extend both the end date of the original credit period and the original repayment date. As a result of this amendment, the revolving credit facility was increased from $300 million to $400 million.
The end date of the credit period was extended to April 28, 2015 from March 3, 2015 and the repayment date was extended to
April 28, 2016 from March 3, 2016.

On February 27, 2015, WSI entered into a second amendment to the revolving note and cash subordination agreement. This amendment included all of the following: (i) the end date of the credit period was extended to April 28, 2016 and the repayment date was extended to April 28, 2017; (ii) WSI was permitted to incur up to $400 million in indebtedness under the $800 million revolving credit facility held by Trinity Acquisition Limited, and (iii) WSI now has the ability to borrow in Euro, Japanese yen and other approved currencies subject to a reserve for foreign currency fluctuation.

Proceeds under the credit facility will be used for regulatory capital purposes related to securities underwriting only, which will allow WSI to meet or exceed capital requirements of regulatory agencies, self-regulatory agencies and their clearing houses, including the Financial Industry Regulatory Authority. Advances under the credit facility bear interest at a rate

Willis Towers Watson plc

18. DEBT (Continued)

equal to LIBOR plus a margin of 1.50% to 2.25%, plus 1.00%, plus 0.5% to 1.25%, in each case, based upon the Company’s guaranteed senior-unsecured long-term debt rating. A margin of 1.75% applies while the Company’s debt rating remains BBB-/Baa3.

As of December 31, 2015 $nil was outstanding under this credit facility (December 31, 2014: $nil).

The agreements relating to Legacy Willis’ 7-year term loan facility expiring 2018, the revolving credit facility, and the 1-year term loan facility expiring 2016 contain requirements not to exceed certain levels of consolidated funded indebtedness in relation to consolidated EBITDA and to maintain a minimum level of consolidated EBITDA to consolidated cash interest expense, subject to certain adjustments. In addition, the agreements relating to Legacy Willis’ credit facilities and senior notes include, in the aggregate, covenants relating to the delivery of financial statements, reports and notices, limitations on liens, limitations on sales and other disposals of assets, limitations on indebtedness and other liabilities, limitations on sale and leaseback transactions, limitations on mergers and other fundamental changes, maintenance of property, maintenance of insurance, nature of business, compliance with applicable laws, maintenance of corporate existence and rights, payment of taxes and access to information and properties. At December 31, 2015, Legacy Willis was in compliance with all financial covenants.
Senior Notes
On August 15, 2013, Legacy Willis issued $250 million of 4.625% senior notes due 2023 and $275 million of 6.125% senior notes due 2043. The effective interest rates of these senior notes are 4.696% and 6.154%, respectively, which include the impact of the discount upon issuance.

On July 25, 2013, Legacy Willis commenced an offer to purchase for cash any and all of its 5.625% senior notes due 2015 and a portion of its 6.200% senior notes due 2017 and its 7.000% senior notes due 2019 for an aggregate purchase price of up to $525 million. On August 22, 2013, the proceeds from the issue of the senior notes due 2023 and 2043 were used to fund the purchase of $202 million of 5.625% senior notes due 2015, $206 million of 6.200% senior notes due 2017 and $113 million of 7.000% senior notes due 2019.

Legacy Willis incurred total losses on extinguishment of debt of $60 million during the year ended December 31, 2013. This was made up of a tender premium of $65 million, the write-off of unamortized debt issuance costs of $2 million and a credit for the reduction of the fair value adjustment on 5.625% senior notes due 2015 of $7 million.
Lines of credit
The Company also has available $2 million (2014: $3 million) in lines of credit, of which $1 million was drawn as of December 31, 2015 (2014: $1 million).
Short term borrowings under bank overdraft arrangement
On December 31, 2015, Legacy Willis consolidated $79 million under a bank overdraft arrangement undertaken by Gras Savoye. This borrowing had been entered into by Gras Savoye in the ordinary course of its insurance broking operations and was repaid on January 11, 2016.

Notes to the financial statements

18. DEBT (Continued)

Analysis of interest expense
The following table shows an analysis of the interest expense for the years ended December 31:

	Year ended December 31,
	2015	2014	2013
	(millions)
5.625% senior notes due 2015	$5	$8	$12
4.125% senior notes due 2016	13	13	13
6.200% senior notes due 2017	25	25	33
7.000% senior notes due 2019	14	14	18
5.750% senior notes due 2021	30	30	29
4.625% senior notes due 2023	11	11	4
6.125% senior notes due 2043	16	16	6
7-year term loan facility expires 2018	5	5	6
Revolving $800 million credit facility	6	3	2
WSI revolving credit facility	2	4	—
Other (i)	15	6	3
Total interest expense	$142	$135	$126
_________________________________
(i) Other interest expense for the year ended December 31, 2015 includes an $11 million unwind of the discount on contingent and deferred consideration (2014: $3 million, 2013:$nil ).

Willis Towers Watson plc

19.	PROVISIONS FOR LIABILITIES
An analysis of movements on provisions for liabilities is as follows:

	Claims, lawsuits and other proceedings(i)	Other provisions(ii)	Total
		(millions)
Balance at January 1, 2014	$164	$42	$206
Net provisions made during the year	19	5	24
Balances transferred in during the year (iii)	—	5	5
Utilized in the year	(31)	(3)	(34)
Foreign currency translation adjustment	(4)	(3)	(7)
Balance at December 31, 2014	$148	$46	$194
Net provisions made during the year (iv)	82	3	85
Balances from acquisitions during the year	6	58	64
Utilized in the year	(27)	(15)	(42)
Foreign currency translation adjustment	(4)	(2)	(6)
Balance at December 31, 2015	$205	$90	$295
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

(ii)	The ‘Other’ category includes amounts that principally relate to post placement service provisions, property and employee-related provisions.

(iii)	Provisions held in the UK for dilapidation on UK properties all previously recognized within Deferred Revenue and Accrued Expenses were transferred to Provisions for Liabilities during 2014.

(iv)
In light of our review of facts and circumstances relating to ongoing non-ordinary course litigation arising out of Legacy Willis’ operations, particularly the Stanford Financial Group litigation matters discussed under “Legal Proceedings” in this 10-K report (which are non-ordinary course litigation matters), we added $70 million to our provisions for loss contingencies relating to the Stanford litigation.  In conducting such a review, we take into account a variety of factors in accordance with applicable accounting standards. The ultimate resolution of these matters may differ from the amount provided for.

Willis Towers Watson plc

20.	COMMITMENTS AND CONTINGENCIES
The Company’s contractual obligations as at December 31, 2015 are presented below:

	Payments due by
Obligations	Total	2016	2017-2018	2019-2020	After 2020
	(millions)
7-year term loan facility expires 2018	$242	$23	$219	$—	$—
1-year term loan facility expires 2016	592	592	—	—	—
Interest on term loan	18	12	6	—	—
Revolving $800 million credit facility and commitment fees	472	2	470	—	—
Revolving $400 million credit facility commitment fees	1	1	—	—	—
4.125% senior notes due 2016	300	300	—	—	—
6.200% senior notes due 2017	394	—	394	—	—
7.000% senior notes due 2019	187	—	—	187	—
5.750% senior notes due 2021	500	—	—	—	500
4.625% senior notes due 2023	250	—	—	—	250
6.125% senior notes due 2043	275	—	—	—	275
Interest on senior notes	784	97	146	124	417
Total debt and related interest	4,015	1,027	1,235	311	1,442
Operating leases (i)	1,324	141	250	220	713
Pensions (ii)	273	97	88	88	—
Acquisition liabilities	224	70	150	4	—
Other contractual obligations (iii)	174	19	88	14	53
Total contractual obligations (iv) (v)	$6,010	$1,354	$1,811	$637	$2,208
_________________________________

(i)	Presented gross of sublease income.

(ii)	Excludes any potential ‘funding level’ contributions given these are dependent on future funding level assessments.

(iii)
Other contractual obligations include capital lease commitments, put option obligations and investment fund capital call obligations, the timing of which are included at the earliest point they may fall due.

(iv)	The above excludes $22 million of liabilities for unrecognized tax benefits as the Company is unable to reasonably predict the timing of settlement of these liabilities.

(v)	The above excludes $79 million of short-term borrowings incurred by Gras Savoye in the ordinary course of its business. These borrowings were repaid on January 11, 2016.

Debt obligations and facilities
The Company’s debt and related interest obligations at December 31, 2015 are shown in the above table.
Mandatory repayments of debt over the next 12 months include expiration of the 1-year term loan facility expiring December, 2016, maturity of the 4.125% senior notes due March, 2016 and the scheduled repayment of the current portion of the Company’s 7-year term loan. The Company also has the right, at its option, to prepay indebtedness under the credit facility without further penalty and to redeem the senior notes by paying a ‘make-whole’ premium as provided under the applicable debt instrument.
Operating leases
The Company leases certain land, buildings and equipment under various operating lease arrangements. Original non-cancellable lease terms typically are between 10 and 20 years and may contain escalation clauses, along with options that permit early withdrawal. The total amount of the minimum rent is expensed on a straight-line basis over the term of the lease.

Willis Towers Watson plc

20. COMMITMENTS AND CONTINGENCIES (Continued)

As of December 31, 2015, the aggregate future minimum rental commitments under all non-cancellable operating lease agreements are as follows:

	Gross rental commitments	Rentals from subleases	Net rental commitments
		(millions)
2016	$141	$(19)	$122
2017	127	(19)	108
2018	123	(14)	109
2019	117	(12)	105
2020	103	(12)	91
Thereafter	713	(37)	676
Total	$1,324	$(113)	$1,211
The Company leases its main London building under a 25-year operating lease, which expires in 2032. The Company’s contractual obligations in relation to this commitment included in the table above total $562 million (2014: $645 million). Annual rentals are $34 million (2014: $36 million) per year and the Company has subleased approximately 44 percent (2014: 29 percent) of the premises under leases up to 15 years. The amounts receivable from subleases, included in the table above, total $100 million (2014: $51 million).
Rent expense amounted to $142 million for the year ended December 31, 2015 (2014: $134 million; 2013: $141 million). The Company’s rental income from subleases was $17 million for the year ended December 31, 2015 (2014: $13 million; 2013: $15 million).
Pensions
Contractual obligations for the Company’s pension plans reflect the contributions the Company expects to make over the next five years into the Legacy Willis US, UK and Other defined benefit plans. These contributions are based on current funding positions and may increase or decrease dependent on the future performance of the plans.
On December 31, 2015, the Company agreed a revised schedule of contributions towards on-going accrual of benefits and deficit funding contributions the Company will make to the UK Plan to the end of 2024. Based on this agreement, contributions in 2016 will total approximately $83 million, of which approximately $53 million relates to contributions towards funding the deficit, approximately $22 million relates to on-going contributions and approximately $8 million to the final contingent contribution following the share buybacks made in 2015.
Annual deficit funding contributions will reduce to approximately $22 million for 2017 through 2020 although additional ‘funding level’ contributions may become payable based on funding level assessments made between December 31, 2017 and 2024. Such annual funding level contributions are capped at approximately $15 million. From 2021 annual deficit funding contributions may be ceased, and instead paid into escrow, if the Scheme is ahead of its funding plan. The Company has also agreed to guarantee the payments under the plan in a standard Pension Protection Fund format.
An additional amount of approximately $9 million will be paid annually into the UK defined benefit plan related to employee’s salary sacrifice contributions.
The total contracted contributions for all plans in 2016 are expected to be approximately $97 million, excluding approximately $9 million in respect of the salary sacrifice contributions.
Guarantees
Guarantees issued by certain of Willis Towers Watson’s subsidiaries with respect to the senior notes and revolving credit facilities are discussed in Note 18 — Debt.
Certain of Willis Towers Watson’s subsidiaries have given the landlords of some leasehold properties occupied by the Company in the United Kingdom and the United States guarantees in respect of the performance of the lease obligations of the subsidiary holding the lease. The operating lease obligations subject to such guarantees amounted to $676 million and $756 million at

Notes to the financial statements

20. COMMITMENTS AND CONTINGENCIES (Continued)

December 31, 2015 and 2014, respectively. The capital lease obligations subject to such guarantees amounted to $10 million as at December 31, 2015 (2014: $11 million).
In addition, the Company has given guarantees to bankers and other third parties relating principally to letters of credit amounting to $24 million and $20 million at December 31, 2015 and 2014, respectively. Willis Group Holdings also guarantees certain of its UK and Irish subsidiaries’ obligations to fund the UK and Irish defined benefit plans.
Acquisition liabilities
As outlined in Note 10 — Acquisitions, Willis Towers Watson has deferred and contingent consideration due to be paid on existing acquisitions until 2020. Most notably the acquisition of Miller Insurance Services LLP in May 2015, for which deferred and contingent consideration of $150 million is payable. Other payments include deferred and contingent consideration of $16 million in respect of the CKA Risk Solutions acquisition, Gras Savoye, with a deferred consideration of $15 million (including assumed liabilities) over 2016 and 2017; and the Charles Monat Group acquired in 2014, with a contingent consideration of $15 million payable in installments from 2016 till 2020 on the anniversaries of the acquisition.
Other contractual obligations
For certain subsidiaries and associates, the Company has the right to purchase shares (a call option) from co-shareholders at various dates in the future. In addition, the co-shareholders of certain subsidiaries and associates have the right to sell their shares (a put option) to the Company at various dates in the future. Generally, the exercise price of such put options and call options is formula-based (using revenues and earnings) and is designed to reflect fair value. Based on current projections of profitability and exchange rates and assuming the put options are exercised, the potential amount payable from these options is not expected to exceed $88 million (2014: $72 million).
In July 2010, the Company made a capital commitment of $25 million to Trident V Parallel Fund, LP, an investment fund managed by Stone Point Capital. This replaced a capital commitment of $25 million that had been made to Trident V, LP in December 2009. As at December 31, 2015 there have been approximately $22 million of capital contributions.
In May 2011, the Company made a capital commitment of $10 million to Dowling Capital Partners I, LP. As at December 31, 2015 there had been approximately $7 million of capital contributions.
Other contractual obligations at December 31, 2015, also include certain capital lease obligations totaling $59 million (2014: $64 million), primarily in respect of the Company’s Nashville property.
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

Errors and omissions claims, lawsuits, and other proceedings arising in the ordinary course of business are covered in part by professional indemnity or other appropriate insurance. The terms of this insurance vary by policy year. Regarding self-insured risks, the Company has established provisions which are believed to be adequate in light of current information and legal advice, or, in certain cases, where a range of loss exists, the Company accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount. The Company adjusts such provisions from time to time according to developments. These provisions have been recognized in other operating expenses to the extent that losses are deemed probable and reasonably estimable or a reasonably possible range of loss exists. Matters that are not probable or reasonably estimable have not been provided for and the Company does not believe a reasonably possible range of losses, for these matters, can be estimated.

On the basis of current information, the Company does not expect that the actual claims, lawsuits and other proceedings to which the Company is subject, or potential claims, lawsuits, and other proceedings relating to matters of which it is aware, will ultimately have a material adverse effect on the Company’s financial condition, results of operations or liquidity.  Nonetheless,

Willis Towers Watson plc

20. COMMITMENTS AND CONTINGENCIES (Continued)

given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation and disputes with insurance companies, it is possible that an adverse outcome or settlement in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
The material actual or potential claims, lawsuits, and other proceedings, relating to Legacy Willis, of which the Company is currently aware, are as follows:
Stanford Financial Group Litigation
The Company has been named as a defendant in 13 similar lawsuits relating to the collapse of The Stanford Financial Group (‘Stanford’), for which Willis of Colorado, Inc. acted as broker of record on certain lines of insurance. The complaints in these actions generally allege that the defendants actively and materially aided Stanford’s alleged fraud by providing Stanford with certain letters regarding coverage that they knew would be used to help retain or attract actual or prospective Stanford client investors. The complaints further allege that these letters, which contain statements about Stanford and the insurance policies that the defendants placed for Stanford, contained untruths and omitted material facts and were drafted in this manner to help Stanford promote and sell its allegedly fraudulent certificates of deposit. For a detailed description of the litigation related to Stanford see Part 1 Item 3 - ‘Legal Proceedings’ of this Form 10-K.
The plantiffs in the lawsuits against the Company seek overlapping damages, representing either the entirety or a portion of the total alleged collective losses incurred by investors in Stanford certificates of deposit, notwithstanding the fact that Legacy Willis acted as broker of record for only a portion of time that Stanford issued certificates of deposit. Additional actions could be brought in the future by other investors in certificates of deposit issued by Stanford and its affiliates seeking some or all of the same alleged losses. Given the stage of the proceedings, and notwithstanding the broadest allegation of some plantiffs, the Company is currently unable to provide an estimate of the reasonably possible maximum loss or range of loss.  In the fourth quarter of 2015, the Company recognised a $70 million litigation provision for loss contingencies relating to the Stanford matters based on its ongoing review of a variety of factors as required by accounting standards. The ultimate resolution of these matters may differ from the amount provided for. The Company continues to dispute the allegations and to defend itself against the lawsuits vigorously.

Willis Towers Watson plc

21.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
The components of other comprehensive income (loss) are as follows:

	December 31, 2015			December 31, 2014			December 31, 2013
	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount	Before tax amount	Tax	Net of tax amount
	(millions)
Other comprehensive income (loss):
Foreign currency translation adjustments	$(133)	$—	$(133)	$(183)	$—	$(183)	$20	$—	$20
Pension funding adjustments:
Foreign currency translation on pension funding adjustments	44	(11)	33	49	(12)	37	(15)	5	(10)
Net actuarial (loss) gain	(38)	6	(32)	(274)	19	(255)	83	2	85
Prior service gain	215	(43)	172	—	—	—	—	—	—
Amortization of unrecognized actuarial loss	48	(12)	36	48	(8)	40	55	(9)	46
Amortization of unrecognized prior service gain	(18)	4	(14)	(4)	1	(3)	(5)	1	(4)
Curtailment (loss) gain	(18)	3	(15)	2	—	2	—	—	—
	233	(53)	180	(179)	—	(179)	118	(1)	117
Derivative instruments:
Interest rate reclassification adjustment	—	—	—	(5)	1	(4)	(5)	1	(4)
(Loss) gain on forward exchange contracts (effective element)	(38)	7	(31)	(31)	6	(25)	10	(2)	8
Forward exchange contract reclassification adjustment	4	(1)	3	16	(3)	13	1	—	1
Gain on treasury lock (effective element)	—	—	—	—	—	—	19	(4)	15
Treasury lock reclassification adjustment	(1)	1	—	(1)	—	(1)	—	—	—
	(35)	7	(28)	(21)	4	(17)	25	(5)	20
Other comprehensive income (loss)	65	(46)	19	(383)	4	(379)	163	(6)	157
Less: Other comprehensive loss attributable to noncontrolling interests	10	—	10	6	—	6	—	—	—
Other comprehensive income (loss) attributable to Willis Towers Watson	$75	$(46)	$29	$(377)	$4	$(373)	$163	$(6)	$157

Willis Towers Watson plc

21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX (Continued)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Net foreign currency translation adjustment	Pension funding adjustment	Net unrealized gain on derivative instruments	Total
	(millions)
Balance, December 31, 2012	$(34)	$(831)	$15	$(850)
Other comprehensive income (loss) before reclassifications	20	75	23	118
Amounts reclassified from accumulated other comprehensive income	—	42	(3)	39
Net current year other comprehensive income (loss), net of tax and noncontrolling interests	20	117	20	157
Balance, December 31, 2013	$(14)	$(714)	$35	$(693)
Other comprehensive (loss) income before reclassifications	(177)	(216)	(25)	(418)
Amounts reclassified from accumulated other comprehensive income	—	37	8	45
Net current year other comprehensive income (loss), net of tax and noncontrolling interests	(177)	(179)	(17)	(373)
Balance, December 31, 2014	$(191)	$(893)	$18	$(1,066)
Other comprehensive loss (income) before reclassifications	(123)	158	(31)	4
Amounts reclassified from accumulated other comprehensive income	—	22	3	25
Net current year other comprehensive (loss) income, net of tax and noncontrolling interests	(123)	180	(28)	29
Balance, December 31, 2015	$(314)	$(713)	$(10)	$(1,037)

Notes to the financial statements

21. ACCUMULATED OTHER COMPREHENSIVE INCOMES (LOSS), NET OF TAX (Continued)

Amounts reclassified out of accumulated other comprehensive income into the statement of operations are as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income			Affected line item in the statement of operations
	Years ended December 31,
	2015	2014	2013
	(millions)
Gains and losses on cash flow hedges (Note 24)
Interest rate swaps	$—	$(5)	$(5)	Investment income
Foreign exchange contracts	4	16	1	Other income (expense), net
Treasury lock	(1)	(1)	—	Interest expense
	3	10	(4)	Total before tax
Tax	—	(2)	1
	$3	$8	$(3)	Net of tax
Amortization of defined benefit pension items (Note 17)
Prior service gain	$(18)	$(4)	$(5)	Salaries and benefits
Net actuarial loss	48	48	55	Salaries and benefits
	30	44	50	Total before tax
Tax	(8)	(7)	(8)
	$22	$37	$42	Net of tax

Total reclassifications for the period	$25	$45	$39

22.	EQUITY AND NONCONTROLLING INTEREST
The effects on equity of changes in Willis Towers Watsons’ ownership interest in its subsidiaries are as follows:

	Years ended December 31,
	2015	2014	2013
		(millions)
Net income attributable to Willis Towers Watson	$373	$362	$365
Transfers from noncontrolling interest:
Decrease in Willis Towers Watson’s paid-in capital for purchase of noncontrolling interest	(53)	—	(4)
Change from net income attributable to Willis Towers Watson and transfers from noncontrolling interests	$320	$362	$361

Notes to the financial statements

23.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental disclosures regarding cash flow information and non-cash flow investing and financing activities are as follows:

	Years Ended December 31,
	2015	2014	2013
	(millions)
Supplemental disclosures of cash flow information:
Cash payments for income taxes, net	$91	$88	$61
Cash payments for interest	126	123	117
Supplemental disclosures of non-cash investing and financing activities:
Write-off of unamortized debt issuance costs	$—	$—	$(2)
Write-back of fair value adjustment on 5.625% senior notes due 2015	—	—	7
Assets acquired under capital leases	—	3	7
Deferred payments on acquisitions of subsidiaries	7	10	2

Acquisitions:
Fair value of assets acquired	$2,448	$296	$47
Less:
Liabilities assumed	2,014	107	30
Cash acquired	148	57	1
Net assets acquired, net of cash acquired	$286	$132	$16

24.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
During the year ended December 31, 2015, the Company, in order to manage interest rate risk arising from these financial assets, entered into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest. The use of interest rate contracts essentially converted groups of short-term variable rate investments to fixed rates. These derivatives were designated as hedging instruments and were for a total notional amount of $300 million.

Notes to the financial statements

24. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Interest Rate Risk — Interest Expense
The Company’s operations are financed principally by $1,906 million fixed rate senior notes maturing through 2043 (shown gross of debt issuance costs) and $240 million under a 7-year term loan facility. The Company has access to (i) $800 million under a revolving credit facility expiring July 23, 2018, (ii) $400 million under a revolving credit facility expiring April 28, 2016 and a repayment date of April 28, 2017, which will be available for regulatory capital purposes related to securities underwriting only, and (iii) $22 million under two further revolving credit facilities, of which $20 million is also only available for specific regulatory purposes. As of December 31, 2015 $467 million (2014: $nil) was drawn on these facilities. Additionally, the Company has access to a 1-year term loan in two tranches of €550 million ($598 million) and $400 million. The €550 million tranche was used to finance the acquisition of Gras Savoye and the $400 million tranche was used to re-finance debt currently held by Legacy Towers Watson & Co which became due on acquisition. As of December 31, 2015 the equivalent of €544 million ($592 million) was utilized on the €550 million tranche and the $400 million tranche was not utilized.
The interest rates of the fixed rate senior notes, revolving credit facilities and the term loans are detailed in Note 18 — ‘Debt’.
Foreign Currency Risk
The Company’s primary foreign exchange risks arise from:

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

The foreign exchange risks in its London market operations are hedged to the extent that:

•
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

•
Miller Insurance Services LLP, which is a sterling functional entity, earns significant non-functional currency revenues, the Company limits its exposure to exchange rate changes by the use of forward contracts matched to a percentage of forecast cash inflows in specific currencies and periods.

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
At December 31, 2015 and 2014, the Company’s foreign currency contracts were predominantly designated as hedging instruments, those not designated as hedging instruments include certain Miller Insurance Services LLP foreign currency contracts and those relating to short-term cash flows and hedges of certain intercompany loans.
The table below summarizes by major currency the contractual amounts of the Company’s forward contracts to exchange foreign currencies for Pounds sterling in the case of US dollars and US dollars for euro and Japanese yen. The forward contracts held as of December 31, 2015 range in maturity from 2015 to 2018. Foreign currency notional amounts are reported in US dollars translated at contracted exchange rates.

Willis Towers Watson plc

24. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

	December 31, 2015		December 31, 2014
	Sell	Fair value	Sell	Fair Value
	(millions)
US dollar	$1,023	$(55)	$678	$(20)
Euro	$202	$21	$186	$18
Japanese yen	$51	$3	$51	$7
The above table includes forward contracts acquired as part of Miller Insurance Services LLP which are not designated as hedging instruments. At December 31, 2015, such contracts had a negative fair value of $3 million.
In addition to forward exchange contracts, the Company undertakes short-term foreign exchange swaps for liquidity purposes. These are not designated as hedges and do not qualify for hedge accounting. The fair values at December 31, 2015 and 2014 were immaterial.
The Company also enters into foreign currency transactions in order to hedge certain intercompany loans. These derivatives were not designated as hedging instruments and were for a total notional amount of $532 million (December 31, 2014: $352 million). In respect of these transactions, an immaterial amount has been recognized as an asset within other current assets and an equivalent gain has been recognized in other income (expense), net, for the period.
In addition during the year ended December 31, 2014, in order to hedge the Company’s exposure relating to the purchase price consideration for acquiring a 75.8 percent holding in Max Matthiessen AB, the Company entered into a series of forward exchange contracts. As a result of these transactions the Company recognized a $14 million expense in other income (expense), net, and an equivalent reduction to cash and cash equivalents during 2014.
Derivative financial instruments
The table below presents the fair value of the Company’s derivative financial instruments and their balance sheet classification at December 31:

		Fair value
	Balance sheet	December 31,	December 31,
Derivative financial instruments designated as hedging instruments:	classification	2015	2014
		(millions)
Assets:
Forward exchange contracts	Other assets	$25	$26
Interest rate swaps	Other assets	2	—
Total derivatives designated as hedging instruments		$27	$26
Liabilities:
Forward exchange contracts	Other liabilities	$53	$21
Interest rate swaps	Other liabilities	2	—
Total derivatives designated as hedging instruments		$55	$21
_________________________________

(i)	The above table does not include the Miller Insurance LLP non-designated forward contracts which had a fair value of negative $3 million.

Notes to the financial statements

24. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Cash Flow Hedges
The table below presents the effects of derivative financial instruments in cash flow hedging relationships on the consolidated statements of operations and the consolidated statements of equity for years ended December 31, 2015, 2014 and 2013:

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in OCI(i)on derivative (effective element)	Location of gain (loss) reclassified from accumulated OCI(i) into income (effective element)	Amount of gain (loss) reclassified from accumulated OCI(i) into income(effective element)	Location of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)	Amount of gain (loss) recognized in income on derivative (ineffective hedges and ineffective element of effective hedges)
	(millions)		(millions)		(millions)
Year Ended December 31, 2015
Treasury locks	—	Interest expense	(1)	Interest expense	—
Forward exchange contracts	(38)	Other income (expense), net	4	Interest expense	1
Total	$(38)		$3		$1
Year Ended December 31, 2014
Interest rate swaps	$—	Investment income	$(5)	Other income (expense), net	$—
Treasury locks	—	Interest expense	(1)	Interest expense	—
Forward exchange contracts	(31)	Other income (expense), net	16	Interest expense	(1)
Total	$(31)		$10		$(1)
Year Ended December 31, 2013
Interest rate swaps	$—	Investment income	$(5)	Other income (expense), net	$—
Treasury locks	19	Interest expense	—	Interest expense	2
Forward exchange contracts	10	Other income (expense), net	1	Interest expense	1
Total	$29		$(4)		$3
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
At December 31, 2015 the Company estimates, based on current interest and exchange rates, there will be $10 million of net derivative losses on forward exchange rates, interest rate swaps, and treasury locks reclassified from accumulated comprehensive income into earnings within the next twelve months as the forecasted transactions affect earnings.
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

Willis Towers Watson plc

24. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The Company maintains a policy providing for the diversification of cash and cash equivalent investments and places such investments in an extensive number of financial institutions to limit the amount of credit risk exposure. These financial institutions are monitored on an ongoing basis for credit quality predominantly using information provided by credit agencies.
Concentrations of credit risk with respect to receivables are limited due to the large number of clients and markets in which the Company does business, as well as the dispersion across many geographic areas. Management does not believe significant risk exists in connection with the Company’s concentrations of credit as of December 31, 2015.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

The fair values of long-term debt instruments (excluding related fair value hedges) are based on quoted market values and are classified as Level 1 measurements, with the exception of the 7-year term loan facility and drawings under our $800 million revolving credit facility where fair value is determined using observable market data for similar debt instruments of comparable maturities (Level 2 measure).

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

	December 31, 2015
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
		(millions)
Assets at fair value:
Derivative financial instruments	—	26	—	26
Total assets	$—	$26	$—	$26
Liabilities at fair value:
Derivative financial instruments	$—	$57	$—	$57
Total liabilities	$—	$57	$—	$57

	December 31, 2014
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	Level 1	Level 2	Level 3	Total
		(millions)
Assets at fair value:
Derivative financial instruments	—	26	—	26
Total assets	$—	$26	$—	$26
Liabilities at fair value:
Derivative financial instruments	$—	$21	$—	$21
Total liabilities	$—	$21	$—	$21

Fair value information about financial instruments not measured at fair value

The following table discloses the Company’s financial instruments where the carrying amount and estimated fair value differ. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposition nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

	December 31,
	2015		2014
	Carrying amount	Fair value	Carrying amount	Fair value
		(millions)
Liabilities:
Short-term debt and current portion of long-term debt	$988	$998	$167	$169
Long-term debt	2,278	2,394	2,130	2,327

Willis Towers Watson plc

25. FAIR VALUE MEASUREMENTS (Continued)

Financial instruments measured at fair value on a non-recurring basis

The remeasurement of goodwill is classified as non-recurring level 3 fair value assessment due to the significance of unobservable inputs developed using company-specific information, see Note 12 - Goodwill.

26.	SEGMENT INFORMATION
We are integrating Willis and Towers Watson (together, the ‘Legacy Companies’) and creating a unified platform for global growth, including to position the Company to leverage the Legacy Companies’ mutual distribution strength to enhance market penetration, expand our global footprint and create a strong platform for further innovation. The fully integrated Company will have four business segments: Corporate Risk and Broking; Exchange Solutions; Human Capital and Benefits; and Investment, Risk and Reinsurance.
Due to the closing date of the Merger, Towers Watson segment results are not presented in this Form 10-K. The combined company segment information is presented to assist the reader in understanding our ongoing integrated company. Please see Item 1 — Business and Note 31 — Subsequent Events for additional information.
Willis had four reportable operating segments: Willis CWR; Willis GB; Willis North America; and Willis International. Towers Watson had four reportable operating segments: Benefits; Exchange Solutions; Risk and Financial Services; and Talent and Rewards.
For internal reporting and segmental reporting, the following items for which segmental management are not held accountable are excluded from segmental expenses:

(i)	costs of the holding company;

(ii)	costs of Group functions, leadership and projects;

(iii)	certain litigation provisions;

(iv)	Willis Towers Watson integration costs;

(v)	non-servicing elements of the defined benefit pension schemes cost (income); and

(vi)	corporate restructuring costs associated with the Operational Improvement Program.
The accounting policies of the segments are consistent with those described in Note 2 — ‘Basis of Presentation and Significant Accounting Policies’.
There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.

Notes to the financial statements

26. SEGMENT INFORMATION (Continued)

Selected information regarding the Company’s segments is as follows:

	Commissions and fees	Investment income	Other income	Total revenues	Depreciation and amortization	Operating income (loss)
				(millions)
Year Ended December 31, 2015
Willis GB	$637	$4	$—	$641	$26	$143
Willis CWR	811	3	1	815	33	158
Willis North America	1,298	1	6	1,305	65	187
Willis International	1,063	4	1	1,068	38	165
Total segments	3,809	12	8	3,829	162	653
Corporate and other(i)	—	—	—	—	9	(226)
Total consolidated	$3,809	$12	$8	$3,829	$171	$427

Year Ended December 31, 2014
Willis GB	$662	$4	$3	$669	$31	$148
Willis CWR	749	5	12	766	12	224
Willis North America	1,318	1	4	1,323	68	232
Willis International	1,038	6	—	1,044	26	195
Total segments	3,767	16	19	3,802	137	799
Corporate and other(i)	—	—	—	—	9	(152)
Total consolidated	$3,767	$16	$19	$3,802	$146	$647

Year Ended December 31, 2013
Willis GB	$665	$1	$—	$666	$31	$180
Willis CWR	716	5	—	721	11	221
Willis North America	1,304	2	7	1,313	76	205
Willis International	948	7	—	955	22	181
Total segments	3,633	15	7	3,655	140	787
Corporate and other(i)	—	—	—	—	9	(124)
Total consolidated	$3,633	$15	$7	$3,655	$149	$663
_________________________________

(i)	See the following table for an analysis of the ‘Corporate and other’ line.

Willis Towers Watson plc

26. SEGMENT INFORMATION (Continued)

	Years ended December 31,
	2015	2014	2013
	(millions)
Costs of the holding company	$(8)	$(13)	$(10)
Costs related to Group functions, leadership and projects	(167)	(171)	(102)
Non-servicing elements of defined benefit pension	110	53	42
Restructuring costs relating to the Operational Improvement Program (see Note 5)	(33)	(17)	—
Merger and acquisition transaction-related costs	(58)	—	—
Litigation provision	(70)	—	—
Expense Reduction Initiative	—	—	(46)
Other	—	(4)	(8)
Total Corporate and Other	$(226)	$(152)	$(124)

The following table reconciles total consolidated operating income, as disclosed in the operating segment tables above, to consolidated income before income taxes and interest in earnings of associates.

	Years ended December 31,
	2015	2014	2013
	(millions)
Total consolidated operating income	$427	$647	$663
Other income (expense), net	55	6	22
Loss on extinguishment of debt	—	—	(60)
Interest expense	(142)	(135)	(126)
Income before income taxes and interest in earnings of associates	$340	$518	$499
The Company does not currently provide asset information by reportable segment as it does not routinely evaluate the total asset position by segment.

Notes to the financial statements

26. SEGMENT INFORMATION (Continued)

Segment revenue by product is as follows:

	Years ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
	Willis GB			Willis CWR			Willis North America			Willis International			Total
	(millions)
Commissions and fees:
Retail insurance services	$172	$184	$185	$92	$90	$89	$1,227	$1,244	$1,233	$1,042	$1,016	$926	$2,533	$2,534	$2,433
Specialty insurance services	465	478	480	719	659	627	71	74	71	21	22	22	1,276	1,233	1,200
Total commissions and fees	637	662	665	811	749	716	1,298	1,318	1,304	1,063	1,038	948	3,809	3,767	3,633
Investment income	4	4	1	3	5	5	1	1	2	4	6	7	12	16	15
Other income	—	3	—	1	12	—	6	4	7	1	—	—	8	19	7
Total Revenues	$641	$669	$666	$815	$766	$721	$1,305	$1,323	$1,313	$1,068	$1,044	$955	$3,829	$3,802	$3,655

None of the Company’s customers represented more than 10 percent of the Company’s consolidated commissions and fees for the years ended December 31, 2015, 2014 and 2013.
Information regarding the Company’s geographic locations is as follows:

	Years Ended December 31,
	2015	2014	2013
	(millions)
Commissions and fees(i)
UK	$1,040	$1,027	$1,026
US	1,590	1,592	1,549
Other(ii)	1,179	1,148	1,058
Total	$3,809	$3,767	$3,633

	December 31,
	2015	2014
	(millions)
Fixed assets
UK	$288	$232
US	177	193
Other(ii)	98	58
Total	$563	$483
_________________________________

(i)	Commissions and fees are attributed to countries based upon the location of the subsidiary generating the revenue.

(ii)
Other than in the United Kingdom and the United States, the Company does not conduct business in any country in which its commissions and fees and or fixed assets exceed 10 percent of consolidated commissions and fees and or fixed assets, respectively.

Willis Towers Watson plc

27.	SUBSIDIARY UNDERTAKINGS
As of December 31, 2015, Legacy Willis had investments in the following subsidiary undertakings which principally affect the net income or net assets of the Group.

Subsidiary name	Country of registration	Class of share	Percentage ownership
Holding companies
TAI Limited	England and Wales	Ordinary shares	100%
Trinity Acquisition Limited	England and Wales	Ordinary shares	100%
Willis Faber Limited	England and Wales	Ordinary shares	100%
Willis Group Limited	England and Wales	Ordinary shares	100%
Willis Investment UK Holdings Limited	England and Wales	Ordinary shares	100%
Willis Netherlands Holdings B.V.	Netherlands	Ordinary shares	100%
Willis Europe B.V.	England and Wales	Ordinary shares	100%
Willis France Holdings SAS	France	Ordinary shares	100%
Insurance broking companies
Willis HRH, Inc.	USA	Common shares	100%
Willis Limited	England and Wales	Ordinary shares	100%
Willis North America, Inc.	USA	Common shares	100%
Willis Re, Inc.	USA	Common shares	100%

Willis Towers Watson plc

28.	FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
Willis North America Inc. (‘Willis North America’) had $148 million senior notes outstanding that were issued on July 1, 2005 that were subsequently repaid on July 1, 2015 and has $394 million of senior notes issued on March 28, 2007 and $187 million of senior notes issued on September 29, 2009.
All direct obligations under the senior notes are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited and Willis Group Limited, collectively the ‘Other Guarantors’, and with Willis Towers Watson, the ‘Guarantor Companies’.
The debt securities that were issued by Willis North America and guaranteed by the entities described above, and for which the disclosures set forth below relate and are required under applicable SEC rules, were issued under an effective registration statement.
Presented below is condensed consolidating financial information for:

(i)	Willis Towers Watson, which is a guarantor, on a parent company only basis;

(ii)	the Other Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent and are all direct or indirect parents of the issuer;

(iii)	the Issuer, Willis North America;

(iv)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(v)	Consolidating adjustments; and

(vi)	the Consolidated Company.
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets for the year ended December 31, 2015 of Willis Towers Watson, the Other Guarantors and the Issuer.
The entities included in the Other Guarantors column as of December 31, 2015 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited and Willis Group Limited.

Willis Towers Watson plc

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$—	$11	$3,798	$—	$3,809
Investment income	—	1	—	11	—	12
Other income	—	—	—	8	—	8
Total revenues	—	1	11	3,817	—	3,829
EXPENSES
Salaries and benefits	(1)	(1)	(77)	(2,227)	—	(2,306)
Other operating expenses	(12)	(113)	(1)	(673)	—	(799)
Depreciation expense	—	(6)	(16)	(73)	—	(95)
Amortization of intangible assets	—	—	—	(76)	—	(76)
Restructuring costs	—	(28)	(13)	(85)	—	(126)
Total expenses	(13)	(148)	(107)	(3,134)	—	(3,402)
OPERATING (LOSS) INCOME	(13)	(147)	(96)	683	—	427
Other (expense) income, net	(10)	42	—	23	—	55
Income from Group undertakings	—	225	236	110	(571)	—
Expenses due to Group undertakings	—	(31)	(189)	(351)	571	—
Interest expense	(43)	(39)	(42)	(18)	—	(142)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(66)	50	(91)	447	—	340
Income tax benefit (expense)	—	29	17	(13)	—	33
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(66)	79	(74)	434	—	373
Interest in earnings of associates, net of tax	—	9	—	2	—	11
Equity account for subsidiaries	439	347	106	—	(892)	—
NET INCOME	373	435	32	436	(892)	384
Less: Net income attributable to noncontrolling interests	—	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$373	$435	$32	$425	$(892)	$373

Notes to the financial statements

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
Comprehensive income	$402	$462	$49	$455	$(965)	$403
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive income attributable to Willis Towers Watson	$402	$462	$49	$454	$(965)	$402

Willis Towers Watson plc

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2014
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$—	$8	$3,759	$—	$3,767
Investment income	—	—	—	16	—	16
Other income	—	—	—	19	—	19
Total revenues	—	—	8	3,794	—	3,802
EXPENSES
Salaries and benefits	(1)	—	(81)	(2,232)	—	(2,314)
Other operating expenses	(16)	(95)	(38)	(510)	—	(659)
Depreciation expense	—	(4)	(17)	(71)	—	(92)
Amortization of intangible assets	—	—	—	(54)	—	(54)
Restructuring costs	—	(11)	(3)	(22)	—	(36)
Total expenses	(17)	(110)	(139)	(2,889)	—	(3,155)
OPERATING (LOSS) INCOME	(17)	(110)	(131)	905	—	647
Other (expense) income, net	(15)	(220)	—	11	230	6
Income from Group undertakings	—	221	313	102	(636)	—
Expenses due to Group undertakings	—	(33)	(179)	(424)	636	—
Interest expense	(43)	(35)	(45)	(12)	—	(135)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(75)	(177)	(42)	582	230	518
Income tax benefit (expense)	—	25	24	(208)	—	(159)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(75)	(152)	(18)	374	230	359
Interest in earnings of associates, net of tax	—	10	—	4	—	14
Equity account for subsidiaries	437	570	76	—	(1,083)	—
NET INCOME	362	428	58	378	(853)	373
Less: Net income attributable to noncontrolling interests	—	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$362	$428	$58	$367	$(853)	$362

Notes to the financial statements

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2014
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
Comprehensive (loss) income	$(11)	$69	$(110)	$49	$(3)	$(6)
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Comprehensive (loss) income attributable to Willis Towers Watson	$(11)	$69	$(110)	$44	$(3)	$(11)

Willis Towers Watson plc

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2013
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$—	$8	$3,625	$—	$3,633
Investment income	—	—	—	15	—	15
Other income	—	—	—	7	—	7
Total revenues	—	—	8	3,647	—	3,655
EXPENSES
Salaries and benefits	(1)	—	(103)	(2,103)	—	(2,207)
Other operating expenses	(5)	(69)	(163)	(399)	—	(636)
Depreciation expense	—	(3)	(20)	(71)	—	(94)
Amortization of intangible assets	—	—	—	(55)	—	(55)
Total expenses	(6)	(72)	(286)	(2,628)	—	(2,992)
OPERATING (LOSS) INCOME	(6)	(72)	(278)	1,019	—	663
Other income (expense), net	5	(4)	—	31	(10)	22
Income from Group undertakings	—	191	364	86	(641)	—
Expenses due to Group undertakings	(10)	(34)	(141)	(456)	641	—
Loss on extinguishment of debt	—	—	(60)	—	—	(60)
Interest expense	(42)	(16)	(63)	(5)	—	(126)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(53)	65	(178)	675	(10)	499
Income tax benefit (expense)	—	23	—	(145)	—	(122)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(53)	88	(178)	530	(10)	377
Interest in earnings of associates, net of tax	—	9	—	(9)	—	—
Equity account for subsidiaries	418	320	150	—	(888)	—
NET INCOME (LOSS)	365	417	(28)	521	(898)	377
Less: Net income attributable to noncontrolling interests	—	—	—	(12)	—	(12)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$365	$417	$(28)	$509	$(898)	$365

Notes to the financial statements

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2013
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
Comprehensive income	$522	$565	$74	$636	$(1,263)	$534
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(12)	—	(12)
Comprehensive income attributable to Willis Group Holdings	$522	$565	$74	$624	$(1,263)	$522

Willis Towers Watson plc

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$2	$—	$527	$—	$532
Accounts receivable, net	—	—	7	1,251	—	1,258
Fiduciary assets	—	—	—	10,458	—	10,458
Other current assets	1	49	18	194	(7)	255
Amounts due from Group undertakings	3,423	1,684	822	1,259	(7,188)	—
Total current assets	3,427	1,735	847	13,689	(7,195)	12,503
NON-CURRENT ASSETS
Investments in subsidiaries	—	3,208	832	—	(4,040)	—
Fixed assets, net	—	23	35	505	—	563
Goodwill	—	—	—	3,737	—	3,737
Other intangible assets, net	—	—	—	1,115	—	1,115
Investments in associates	—	—	—	13	—	13
Deferred tax assets	—	—	—	76	—	76
Pension benefits asset	—	—	—	623	—	623
Other non-current assets	—	8	2	199	—	209
Non-current amounts due from Group undertakings	—	518	785	—	(1,303)	—
Total non-current assets	—	3,757	1,654	6,268	(5,343)	6,336
TOTAL ASSETS	$3,427	$5,492	$2,501	$19,957	$(12,538)	$18,839
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$10,458	$—	$10,458
Deferred revenue and accrued expenses	1	13	55	683	—	752
Income taxes payable	—	—	—	52	(7)	45
Short-term debt and current portion of long-term debt	300	609	—	79	—	988
Other current liabilities	15	38	23	482	—	558
Amounts due to Group undertakings	—	4,141	1,545	1,502	(7,188)	—
Total current liabilities	316	4,801	1,623	13,256	(7,195)	12,801
NON-CURRENT LIABILITIES
Investments in subsidiaries	387	—	—	—	(387)	—
Long-term debt	495	1,203	580	—	—	2,278
Liabilities for pension benefits	—	—	—	279	—	279
Deferred tax liabilities	—	1	—	239	—	240
Provisions for liabilities	—	—	—	295	—	295
Other non-current liabilities	—	21	15	497	—	533
Non-current amounts due to Group undertakings	—	—	518	785	(1,303)	—
Total non-current liabilities	882	1,225	1,113	2,095	(1,690)	3,625
TOTAL LIABILITIES	$1,198	$6,026	$2,736	$15,351	$(8,885)	$16,426

Notes to the financial statements

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	53	—	53

EQUITY
Total Willis Towers Watson stockholders’ equity	2,229	(534)	(235)	4,422	(3,653)	2,229
Noncontrolling interests	—	—	—	131	—	131
Total equity	2,229	(534)	(235)	4,553	(3,653)	2,360
TOTAL LIABILITIES AND EQUITY	$3,427	$5,492	$2,501	$19,957	$(12,538)	$18,839

Willis Towers Watson plc

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2014
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9	$2	$—	$624	$—	$635
Accounts receivable, net	—	—	3	1,041	—	1,044
Fiduciary assets	—	—	—	8,948	—	8,948
Other current assets	—	27	8	206	(29)	212
Amounts due by group undertakings	3,675	923	1,057	1,114	(6,769)	—
Total current assets	3,684	952	1,068	11,933	(6,798)	10,839
NON-CURRENT ASSETS
Investments in subsidiaries	—	2,537	715	—	(3,252)	—
Fixed assets, net	—	20	42	421	—	483
Goodwill	—	—	—	2,937	—	2,937
Other intangible assets, net	—	—	—	450	—	450
Investments in associates	—	147	—	22	—	169
Deferred tax assets	—	—	—	19	—	19
Pension benefits asset	—	—	—	314	—	314
Other non-current assets	—	1	3	206	—	210
Non-current amounts due by group undertakings	—	518	740	—	(1,258)	—
Total non-current assets	—	3,223	1,500	4,369	(4,510)	4,582
TOTAL ASSETS	$3,684	$4,175	$2,568	$16,302	$(11,308)	$15,421
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$8,948	$—	$8,948
Deferred revenue and accrued expenses	1	4	30	584	—	619
Income taxes payable	—	—	7	55	(29)	33
Short-term debt and current portion of long-term debt	—	17	149	1	—	167
Other current liabilities	67	11	46	320	—	444
Amounts due to group undertakings	—	4,374	1,499	896	(6,769)	—
Total current liabilities	68	4,406	1,731	10,804	(6,798)	10,211
NON-CURRENT LIABILITIES
Investments in subsidiaries	838	—	—	—	(838)	—
Long-term debt	793	758	579	—	—	2,130
Liabilities for pension benefits	—	—	—	284	—	284
Deferred tax liabilities	—	—	—	147	—	147
Provisions for liabilities	—	—	—	194	—	194
Other non-current liabilities	—	—	17	372	—	389
Non-current amounts due to group undertakings	—	—	518	740	(1,258)	—
Total non-current liabilities	1,631	758	1,114	1,737	(2,096)	3,144
TOTAL LIABILITIES	$1,699	$5,164	$2,845	$12,541	$(8,894)	$13,355

Notes to the financial statements

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2014
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	59	—	59

EQUITY
Total Willis Towers Watson stockholders’ equity	1,985	(989)	(277)	3,680	(2,414)	1,985
Noncontrolling interests	—	—	—	22	—	22
Total equity	1,985	(989)	(277)	3,702	(2,414)	2,007
TOTAL LIABILITIES AND EQUITY	$3,684	$4,175	$2,568	$16,302	$(11,308)	$15,421

Willis Towers Watson plc

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(10)	$583	$43	$(223)	$(150)	$243
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	13	—	13
Additions to fixed assets	—	(10)	(8)	(128)	—	(146)
Additions to intangibles assets	—	—	—	(12)	—	(12)
Acquisitions of operations, net of cash acquired	—	—	—	(845)	—	(845)
Payments to acquire other investments, net of distributions received.	—	—	—	3	—	3
Proceeds from sale of operations, net of cash disposed	—	—	—	44	—	44
Proceeds from intercompany investing activities	321	49	87	151	(608)	—
Repayments of intercompany investing activities	(82)	(746)	—	(181)	1,009	—
Additional investment in subsidiaries	—	(598)	—	—	598	—
Net cash provided by (used in) investing activities	239	(1,305)	79	(955)	999	(943)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from drawdown of revolving credit facility	—	469	—	—	—	469
Debt issuance costs	—	(5)	—	—	—	(5)
Repayments of debt	—	(16)	(149)	(1)	—	(166)
Proceeds from issue of other debt	—	592	—	—	—	592
Repurchase of shares	(82)	—	—	—	—	(82)
Proceeds from issue of shares	124	—	—	598	(598)	124
Excess tax benefits from share-based payment arrangements	—	—	—	7	—	7
Dividends paid	(277)	—	—	(150)	150	(277)
Acquisition of noncontrolling interests	—	—	—	(5)	—	(5)
Dividends paid to noncontrolling interests	—	—	—	(16)	—	(16)
Proceeds from intercompany financing activities	—	154	27	828	(1,009)	—
Repayments of intercompany financing activities	—	(472)	—	(136)	608	—
Net cash (used in) provided by financing activities	(235)	722	(122)	1,125	(849)	641
DECREASE IN CASH AND CASH EQUIVALENTS	(6)	—	—	(53)	—	(59)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(44)	—	(44)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9	2	—	624	—	635
CASH AND CASH EQUIVALENTS, END OF YEAR	$3	$2	$—	$527	$—	$532

Notes to the financial statements

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(35)	$387	$265	$212	$(352)	$477
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	1	6	(1)	6
Additions to fixed assets	—	(9)	(10)	(95)	1	(113)
Additions to intangible assets	—	—	—	(4)	—	(4)
Acquisitions of operations, net of cash acquired	—	—	—	(241)	—	(241)
Proceeds from sale of other investments, net of distributions received.	—	—	—	(10)	—	(10)
Proceeds from sale of operations, net of cash disposed	—	—	—	86	—	86
Proceeds from intercompany investing activities	361	—	120	435	(916)	—
Repayments of intercompany investing activities	—	(53)	(131)	(46)	230	—
Additional investment in subsidiaries	(31)	—	—	—	31	—
Net cash provided by (used in) investing activities	330	(62)	(20)	131	(655)	(276)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(3)	—	(3)
Repayments of debt	—	(15)	—	—	—	(15)
Repurchase of shares	(213)	—	—	—	—	(213)
Proceeds from issue of shares	134	—	—	31	(31)	134
Excess tax benefits from share-based payment arrangements	—	—	—	5	—	5
Dividends paid	(210)	—	—	(352)	352	(210)
Acquisition of noncontrolling interests	—	(4)	—	—	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(17)	—	(17)
Proceeds from intercompany financing activities	—	46	4	180	(230)	—
Repayments of intercompany financing activities	—	(353)	(249)	(314)	916	—
Net cash used in financing activities	(289)	(326)	(245)	(470)	1,007	(323)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6	(1)	—	(127)	—	(122)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(39)	—	(39)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3	3	—	790	—	796
CASH AND CASH EQUIVALENTS, END OF YEAR	$9	$2	$—	$624	$—	$635

Willis Towers Watson plc

28. FINANCIAL INFORMATION FOR PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$4	$125	$7	$662	$(237)	$561
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	3	9	—	12
Additions to fixed assets	—	(7)	(11)	(94)	—	(112)
Additions to intangible assets	—	—	—	(7)	—	(7)
Acquisitions of operations, net of cash acquired	—	(237)	(230)	(30)	467	(30)
Proceeds from sale of other investments, net of distributions received.	—	—	—	(3)	—	(3)
Proceeds from sale of operations, net of cash disposed	—	—	230	257	(467)	20
Proceeds from intercompany investing activities	383	211	36	60	(690)	—
Repayments of intercompany investing activities	(347)	(442)	(120)	(780)	1,689	—
Net cash provided by (used in) investing activities	36	(475)	(92)	(588)	999	(120)
CASH FLOWS FROM FINANCING ACTIVITIES
Senior notes issued	—	522	—	—	—	522
Debt issuance costs	—	(8)	—	—	—	(8)
Repayments of debt	—	(15)	(521)	—	—	(536)
Tender premium on extinguishment of senior notes	—	—	(65)	—	—	(65)
Proceeds from issue of shares	155	—	—	—	—	155
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(193)	—	(230)	(7)	237	(193)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(10)	—	(10)
Cash received on intercompany financing activities	—	321	901	467	(1,689)	—
Cash paid on intercompany financing activities	—	(467)	—	(223)	690	—
Net cash (used in) provided by financing activities	(38)	353	85	225	(762)	(137)
INCREASE IN CASH AND CASH EQUIVALENTS	2	3	—	299	—	304
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF YEAR	$3	$3	$—	$790	$—	$796

Willis Towers Watson plc

29.	FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
On March 17, 2011, the Company issued senior notes totaling $800 million in a registered public offering. These debt securities were issued by Willis Towers Watson (‘WTW Debt Securities’) and are guaranteed by certain of the Company’s subsidiaries. Therefore, the Company is providing the condensed consolidating financial information below. The following wholly owned subsidiaries (directly or indirectly) fully and unconditionally guarantee the WTW Debt Securities on a joint and several basis: Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited, Willis Group Limited and Willis North America (the ‘Guarantors’).
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by Willis North America (the ‘Willis North America Debt Securities’) (and for which condensed consolidating financial information is presented in Note 28) in that Willis Towers Watson is the Parent Issuer and Willis North America is a subsidiary guarantor.
Presented below is condensed consolidating financial information for:

(i)	Willis Towers Watson, which is the Parent Issuer;

(ii)	the Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent;

(iii)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(iv)	Consolidating adjustments; and

(v)	the Consolidated Company.
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets for the year ended December 31, 2015 of Willis Towers Watson and the Guarantors.
The entities included in the Other Guarantors column as of December 31, 2015 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, Trinity Acquisition Limited, Willis Group Limited and Willis North America, Inc.

Willis Towers Watson plc

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$11	$3,798	$—	$3,809
Investment income	—	1	11	—	12
Other income	—	—	8	—	8
Total revenues	—	12	3,817	—	3,829
EXPENSES
Salaries and benefits	(1)	(78)	(2,227)	—	(2,306)
Other operating expenses	(12)	(114)	(673)	—	(799)
Depreciation expense	—	(22)	(73)	—	(95)
Amortization of intangible assets	—	—	(76)	—	(76)
Restructuring costs	—	(41)	(85)	—	(126)
Total expenses	(13)	(255)	(3,134)	—	(3,402)
OPERATING (LOSS) INCOME	(13)	(243)	683	—	427
Other (expense) income, net	(10)	42	23	—	55
Income from Group undertakings	—	350	110	(460)	—
Expenses due to Group undertakings	—	(109)	(351)	460	—
Interest expense	(43)	(81)	(18)	—	(142)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(66)	(41)	447	—	340
Income tax benefit (expense)	—	46	(13)	—	33
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(66)	5	434	—	373
Interest in earnings of associates, net of tax	—	9	2	—	11
Equity account for subsidiaries	439	421	—	(860)	—
NET INCOME	373	435	436	(860)	384
Less: Net income attributable to noncontrolling interests	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$373	$435	$425	$(860)	$373

Notes to the financial statements

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
Comprehensive income	$402	$462	$455	$(916)	$403
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Willis Towers Watson	$402	$462	$454	$(916)	$402

Willis Towers Watson plc

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2014
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$8	$3,759	$—	$3,767
Investment income	—	—	16	—	16
Other income	—	—	19	—	19
Total revenues	—	8	3,794	—	3,802
EXPENSES
Salaries and benefits	(1)	(81)	(2,232)	—	(2,314)
Other operating expenses	(16)	(133)	(510)	—	(659)
Depreciation expense	—	(21)	(71)	—	(92)
Amortization of intangible assets	—	—	(54)	—	(54)
Restructuring costs	—	(14)	(22)	—	(36)
Total expenses	(17)	(249)	(2,889)	—	(3,155)
OPERATING (LOSS) INCOME	(17)	(241)	905	—	647
Other (expense) income, net	(15)	(220)	11	230	6
Income from Group undertakings	—	424	102	(526)	—
Expenses due to Group undertakings	—	(102)	(424)	526	—
Interest expense	(43)	(80)	(12)	—	(135)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(75)	(219)	582	230	518
Income tax benefit (expense)	—	49	(208)	—	(159)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(75)	(170)	374	230	359
Interest in earnings of associates, net of tax	—	10	4	—	14
Equity account for subsidiaries	437	588	—	(1,025)	—
NET INCOME	362	428	378	(795)	373
Less: Net income attributable to noncontrolling interests	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$362	$428	$367	$(795)	$362

Notes to the financial statements

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2014
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
Comprehensive (loss) income	$(11)	$69	$49	$(113)	$(6)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(5)	—	(5)
Comprehensive (loss) income attributable to Willis Towers Watson	$(11)	$69	$44	$(113)	$(11)

Willis Towers Watson plc

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2013
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REVENUES
Commissions and fees	$—	$8	$3,625	$—	$3,633
Investment income	—	—	15	—	15
Other income	—	—	7	—	7
Total revenues	—	8	3,647	—	3,655
EXPENSES
Salaries and benefits	(1)	(103)	(2,103)	—	(2,207)
Other operating expenses	(5)	(232)	(399)	—	(636)
Depreciation expense	—	(23)	(71)	—	(94)
Amortization of intangible assets	—	—	(55)	—	(55)
Total expenses	(6)	(358)	(2,628)	—	(2,992)
OPERATING (LOSS) INCOME	(6)	(350)	1,019	—	663
Other income (expense), net	5	(4)	31	(10)	22
Income from Group undertakings	—	466	86	(552)	—
Expenses due to Group undertakings	(10)	(86)	(456)	552	—
Loss on extinguishment of debt	—	(60)	—	—	(60)
Interest expense	(42)	(79)	(5)	—	(126)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(53)	(113)	675	(10)	499
Income tax benefit (expense)	—	23	(145)	—	(122)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(53)	(90)	530	(10)	377
Interest in earnings of associates, net of tax	—	9	(9)	—	—
Equity account for subsidiaries	418	498	—	(916)	—
NET INCOME	365	417	521	(926)	377
Less: Net income attributable to noncontrolling interests	—	—	(12)	—	(12)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$365	$417	$509	$(926)	$365

Notes to the financial statements

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2013
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
Comprehensive income	$522	$565	$636	$(1,189)	$534
Less: Comprehensive income attributable to noncontrolling interests	—	—	(12)	—	(12)
Comprehensive income attributable to Willis Towers Watson	$522	$565	$624	$(1,189)	$522

Willis Towers Watson plc

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$2	$527	$—	$532
Accounts receivable, net	—	7	1,251	—	1,258
Fiduciary assets	—	—	10,458	—	10,458
Other current assets	1	67	194	(7)	255
Amounts due from group undertakings	3,423	1,257	1,259	(5,939)	—
Total current assets	3,427	1,333	13,689	(5,946)	12,503
NON-CURRENT ASSETS
Investments in subsidiaries	—	4,275	—	(4,275)	—
Fixed assets, net	—	58	505	—	563
Goodwill	—	—	3,737	—	3,737
Other intangible assets, net	—	—	1,115	—	1,115
Investments in associates	—	—	13	—	13
Deferred tax assets	—	—	76	—	76
Pension benefits asset	—	—	623	—	623
Other non-current assets	—	10	199	—	209
Non-current amounts due from group undertakings	—	785	—	(785)	—
Total non-current assets	—	5,128	6,268	(5,060)	6,336
TOTAL ASSETS	$3,427	$6,461	$19,957	$(11,006)	$18,839
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$10,458	$—	$10,458
Deferred revenue and accrued expenses	1	68	683	—	752
Income taxes payable	—	—	52	(7)	45
Short-term debt and current portion of long-term debt	300	609	79	—	988
Other current liabilities	15	61	482	—	558
Amounts due to group undertakings	—	4,437	1,502	(5,939)	—
Total current liabilities	316	5,175	13,256	(5,946)	12,801
NON-CURRENT LIABILITIES
Investments in subsidiaries	387	—	—	(387)	—
Long-term debt	495	1,783	—	—	2,278
Liabilities for pension benefits	—	—	279	—	279
Deferred tax liabilities	—	1	239	—	240
Provisions for liabilities	—	—	295	—	295
Other non-current liabilities	—	36	497	—	533
Non-current amounts due to group undertakings	—	—	785	(785)	—
Total non-current liabilities	882	1,820	2,095	(1,172)	3,625
TOTAL LIABILITIES	$1,198	$6,995	$15,351	$(7,118)	$16,426

Notes to the financial statements

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REDEEMABLE NONCONTROLLING INTEREST	—	—	53	—	53

EQUITY
Total Willis Towers Watson stockholders’ equity	2,229	(534)	4,422	(3,888)	2,229
Noncontrolling interests	—	—	131	—	131
Total equity	2,229	(534)	4,553	(3,888)	2,360
TOTAL LIABILITIES AND EQUITY	$3,427	$6,461	$19,957	$(11,006)	$18,839

Willis Towers Watson plc

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2014
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9	$2	$624	$—	$635
Accounts receivable, net	—	3	1,041	—	1,044
Fiduciary assets	—	—	8,948	—	8,948
Other current assets	—	35	206	(29)	212
Amounts due from group undertakings	3,675	730	1,114	(5,519)	—
Total current assets	3,684	770	11,933	(5,548)	10,839
NON-CURRENT ASSETS
Investments in subsidiaries	—	3,529	—	(3,529)	—
Fixed assets, net	—	62	421	—	483
Goodwill	—	—	2,937	—	2,937
Other intangible assets, net	—	—	450	—	450
Investments in associates	—	147	22	—	169
Deferred tax assets	—	—	19	—	19
Pension benefits asset	—	—	314	—	314
Other non-current assets	—	4	206	—	210
Non-current amounts due from group undertakings	—	740	—	(740)	—
Total non-current assets	—	4,482	4,369	(4,269)	4,582
TOTAL ASSETS	$3,684	$5,252	$16,302	$(9,817)	$15,421
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$8,948	$—	$8,948
Deferred revenue and accrued expenses	1	34	584	—	619
Income taxes payable	—	7	55	(29)	33
Short-term debt and current portion of long-term debt	—	166	1	—	167
Other current liabilities	67	57	320	—	444
Amounts due to group undertakings	—	4,623	896	(5,519)	—
Total current liabilities	68	4,887	10,804	(5,548)	10,211
NON-CURRENT LIABILITIES
Investments in subsidiaries	838	—	—	(838)	—
Long-term debt	793	1,337	—	—	2,130
Liabilities for pension benefits	—	—	284	—	284
Deferred tax liabilities	—	—	147	—	147
Provisions for liabilities	—	—	194	—	194
Other non-current liabilities	—	17	372	—	389
Non-current amounts due to group undertakings	—	—	740	(740)	—
Total non-current liabilities	1,631	1,354	1,737	(1,578)	3,144
TOTAL LIABILITIES	$1,699	$6,241	$12,541	$(7,126)	$13,355

Notes to the financial statements

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2014
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
REDEEMABLE NONCONTROLLING INTEREST	—	—	59	—	59

EQUITY
Total Willis Towers Watson stockholders’ equity	1,985	(989)	3,680	(2,691)	1,985
Noncontrolling interests	—	—	22	—	22
Total equity	1,985	(989)	3,702	(2,691)	2,007
TOTAL LIABILITIES AND EQUITY	$3,684	$5,252	$16,302	$(9,817)	$15,421

Willis Towers Watson plc

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(10)	$626	$(223)	$(150)	$243
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	13	—	13
Additions to fixed assets	—	(18)	(128)	—	(146)
Additions to intangibles assets	—	—	(12)	—	(12)
Acquisitions of operations, net of cash acquired	—	—	(845)	—	(845)
Payments to acquire other investments, net of distributions received.	—	—	3	—	3
Proceeds from disposal of operations, net of cash disposed	—	—	44	—	44
Proceeds from intercompany investing activities	321	136	151	(608)	—
Repayments of intercompany investing activities	(82)	(746)	(181)	1,009	—
Additional investment in subsidiaries	—	(598)	—	598	—
Net cash provided by (used in) investing activities	239	(1,226)	(955)	999	(943)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	469	—	—	469
Debt issuance costs	—	(5)	—	—	(5)
Repayments of debt	—	(165)	(1)	—	(166)
Proceeds from issue of other debt	—	592	—	—	592
Repurchase of shares	(82)	—	—	—	(82)
Proceeds from the issue of shares	124	—	598	(598)	124
Excess tax benefits from share-based payment arrangements	—	—	7	—	7
Dividends paid	(277)	—	(150)	150	(277)
Acquisition of noncontrolling interests	—	—	(5)	—	(5)
Dividends paid to noncontrolling interests	—	—	(16)	—	(16)
Proceeds from intercompany financing activities	—	181	828	(1,009)	—
Repayments of intercompany financing activities	—	(472)	(136)	608	—
Net cash (used in) provided by financing activities	(235)	600	1,125	(849)	641
DECREASE IN CASH AND CASH EQUIVALENTS	(6)	—	(53)	—	(59)
Effect of exchange rate changes on cash and cash equivalents	—	—	(44)	—	(44)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9	2	624	—	635
CASH AND CASH EQUIVALENTS, END OF YEAR	$3	$2	$527	$—	$532

Notes to the financial statements

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(35)	$652	$212	$(352)	$477
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	1	6	(1)	6
Additions to fixed assets	—	(19)	(95)	1	(113)
Additions to intangible assets	—	—	(4)	—	(4)
Acquisitions of operations, net of cash acquired	—	—	(241)	—	(241)
Proceeds from sale of other investments, net of distributions received.	—	—	(10)	—	(10)
Proceeds from sale of operations, net of cash disposed	—	—	86	—	86
Proceeds from intercompany investing activities	361	120	435	(916)	—
Repayments of intercompany investing activities	—	(180)	(46)	226	—
Additional investment in subsidiaries	(31)	—	—	31	—
Net cash provided by (used in) investing activities	330	(78)	131	(659)	(276)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	(3)	—	(3)
Repayments of debt	—	(15)	—	—	(15)
Repurchase of shares	(213)	—	—	—	(213)
Proceeds from the issue of shares	134	—	31	(31)	134
Excess tax benefits from share-based payment arrangements	—	—	5	—	5
Dividends paid	(210)	—	(352)	352	(210)
Acquisition of noncontrolling interests	—	(4)	—	—	(4)
Dividends paid to noncontrolling interests	—	—	(17)	—	(17)
Proceeds from intercompany financing activities	—	46	180	(226)	—
Repayments of intercompany financing activities	—	(602)	(314)	916	—
Net cash used in financing activities	(289)	(575)	(470)	1,011	(323)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6	(1)	(127)	—	(122)
Effect of exchange rate changes on cash and cash equivalents	—	—	(39)	—	(39)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3	3	790	—	796
CASH AND CASH EQUIVALENTS, END OF YEAR	$9	$2	$624	$—	$635

Willis Towers Watson plc

29. FINANCIAL INFORMATION FOR PARENT ISSUER, GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
	(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4	$(98)	$662	$(7)	$561
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	3	9	—	12
Additions to fixed assets	—	(18)	(94)	—	(112)
Additions to intangible assets	—	—	(7)	—	(7)
Acquisitions of operations, net of cash acquired	—	(237)	(30)	237	(30)
Proceeds from sale of other investments, net of distributions received.	—	—	(3)	—	(3)
Proceeds from sale of operations, net of cash disposed	—	—	257	(237)	20
Proceeds from intercompany investing activities	383	223	60	(666)	—
Repayments of intercompany investing activities	(347)	(120)	(780)	1,247	—
Net cash provided by (used in) investing activities	36	(149)	(588)	581	(120)
CASH FLOWS FROM FINANCING ACTIVITIES
Senior notes issued	—	522	—	—	522
Debt issuance costs	—	(8)	—	—	(8)
Repayments of debt	—	(536)	—	—	(536)
Tender premium on extinguishment of senior notes	—	(65)	—	—	(65)
Proceeds from issue of shares	155	—	—	—	155
Excess tax benefits from share-based payment arrangements	—	—	2	—	2
Dividends paid	(193)	—	(7)	7	(193)
Acquisition of noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	(10)	—	(10)
Proceeds from intercompany financing activities	—	780	467	(1,247)	—
Repayments of intercompany financing activities	—	(443)	(223)	666	—
Net cash (used in) provided by financing activities	(38)	250	225	(574)	(137)
INCREASE IN CASH AND CASH EQUIVALENTS	2	3	299	—	304
Effect of exchange rate changes on cash and cash equivalents	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF YEAR	$3	$3	$790	$—	$796

Willis Towers Watson plc

30.	FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES
Trinity Acquisition Limited has $525 million senior notes outstanding that were issued on August 15, 2013.
All direct obligations under the senior notes were jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Netherlands Holdings B.V, Willis Investment UK Holdings Limited, TA I Limited, Willis Group Limited and Willis North America, Inc, collectively the ‘Other Guarantors’, and with Willis Towers Watson, the ‘Guarantor Companies’.
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by the Company and Willis North America (the ‘Willis North America Debt Securities’) in that Trinity Acquisition Limited is the issuer and not a subsidiary guarantor, and Willis North America, Inc. is a subsidiary guarantor.
Presented below is condensed consolidating financial information for:

(i)	Willis Towers Watson, which is a guarantor, on a parent company only basis;

(ii)
the Other Guarantors, which are all wholly owned subsidiaries (directly or indirectly) of the parent. Willis Netherlands Holdings B.V, Willis Investment UK Holdings Limited and TA I Limited are all direct or indirect parents of the issuer and Willis Group Limited and Willis North America Inc., are direct or indirect wholly owned subsidiaries or the issuer;

(iii)	Trinity Acquisition Limited, which is the issuer and is a 100 percent indirectly owned subsidiary of the parent;

(iv)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(v)	Consolidating adjustments; and

(vi)	the Consolidated Company.
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets as of December 21, 2015 of Willis Towers Watson, the Other Guarantors and the Issuer.
The entities included in the Other Guarantors column as of December 31, 2015 are Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, Willis North America Inc.,TA I Limited and Willis Group Limited.

Willis Towers Watson plc

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$11	$—	$3,798	$—	$3,809
Investment income	—	1	—	11	—	12
Other income	—	—	—	8	—	8
Total revenues	—	12	—	3,817	—	3,829
EXPENSES
Salaries and benefits	(1)	(78)	—	(2,227)	—	(2,306)
Other operating expenses	(12)	(114)	—	(673)	—	(799)
Depreciation expense	—	(22)	—	(73)	—	(95)
Amortization of intangible assets	—	—	—	(76)	—	(76)
Restructuring costs	—	(41)	—	(85)	—	(126)
Total expenses	(13)	(255)	—	(3,134)	—	(3,402)
OPERATING (LOSS) INCOME	(13)	(243)	—	683	—	427
Other (expense) income, net	(10)	42	—	23	—	55
Income from Group undertakings	—	374	93	110	(577)	—
Expenses due to Group undertakings	—	(200)	(26)	(351)	577	—
Interest expense	(43)	(41)	(40)	(18)	—	(142)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(66)	(68)	27	447	—	340
Income tax benefit (expense)	—	51	(5)	(13)	—	33
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(66)	(17)	22	434	—	373
Interest in earnings of associates, net of tax	—	9	—	2	—	11
Equity account for subsidiaries	439	443	337	—	(1,219)	—
NET INCOME	373	435	359	436	(1,219)	384
Less: Net income attributable to noncontrolling interests	—	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$373	$435	$359	$425	$(1,219)	$373

Notes to the financial statements

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
Comprehensive income	$402	$462	$400	$455	$(1,316)	$403
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive income attributable to Willis Towers Watson	$402	$462	$400	$454	$(1,316)	$402

Willis Towers Watson plc

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2014
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$8	$—	$3,759	$—	$3,767
Investment income	—	—	—	16	—	16
Other income	—	—	—	19	—	19
Total revenues	—	8	—	3,794	—	3,802
EXPENSES
Salaries and benefits	(1)	(81)	—	(2,232)	—	(2,314)
Other operating expenses	(16)	(133)	—	(510)	—	(659)
Depreciation expense	—	(21)	—	(71)	—	(92)
Amortization of intangible assets	—	—	—	(54)	—	(54)
Restructuring costs	—	(14)	—	(22)	—	(36)
Total expenses	(17)	(249)	—	(2,889)	—	(3,155)
OPERATING (LOSS) INCOME	(17)	(241)	—	905	—	647
Other (expense) income, net	(15)	(220)	—	11	230	6
Income from Group undertakings	—	450	91	102	(643)	—
Expenses due to Group undertakings	—	(190)	(29)	(424)	643	—
Interest expense	(43)	(44)	(36)	(12)	—	(135)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(75)	(245)	26	582	230	518
Income tax benefit (expense)	—	54	(5)	(208)	—	(159)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(75)	(191)	21	374	230	359
Interest in earnings of associates, net of tax	—	10	—	4	—	14
Equity account for subsidiaries	437	609	314	—	(1,360)	—
NET INCOME	362	428	335	378	(1,130)	373
Less: Net income attributable to noncontrolling interests	—	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$362	$428	$335	$367	$(1,130)	$362

Notes to the financial statements

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2014
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
Comprehensive (loss) income	$(11)	$69	$(5)	$49	$(108)	$(6)
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(5)	—	(5)
Comprehensive (loss) income attributable to Willis Towers Watson	$(11)	$69	$(5)	$44	$(108)	$(11)

Willis Towers Watson plc

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2013
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REVENUES
Commissions and fees	$—	$8	$—	$3,625	$—	$3,633
Investment income	—	—	—	15	—	15
Other income	—	—	—	7	—	7
Total revenues	—	8	—	3,647	—	3,655
EXPENSES
Salaries and benefits	(1)	(103)	—	(2,103)	—	(2,207)
Other operating expenses	(5)	(231)	(1)	(399)	—	(636)
Depreciation expense	—	(23)	—	(71)	—	(94)
Amortization of intangible assets	—	—	—	(55)	—	(55)
Total expenses	(6)	(357)	(1)	(2,628)	—	(2,992)
OPERATING (LOSS) INCOME	(6)	(349)	(1)	1,019	—	663
Other income (expense), net	5	(4)	—	31	(10)	22
Income from Group undertakings	—	491	68	86	(645)	—
Expenses due to Group undertakings	(10)	(153)	(26)	(456)	645	—
Loss on extinguishment of debt	—	(60)	—	—	—	(60)
Interest expense	(42)	(61)	(18)	(5)	—	(126)
(LOSS) INCOME BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(53)	(136)	23	675	(10)	499
Income tax benefit (expense)	—	29	(6)	(145)	—	(122)
(LOSS) INCOME BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(53)	(107)	17	530	(10)	377
Interest in earnings of associates, net of tax	—	9	—	(9)	—	—
Equity account for subsidiaries	418	515	344	—	(1,277)	—
NET INCOME	365	417	361	521	(1,287)	377
Less: Net income attributable to noncontrolling interests	—	—	—	(12)	—	(12)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$365	$417	$361	$509	$(1,287)	$365

Notes to the financial statements

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2013
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
Comprehensive income	$522	$565	$504	$636	$(1,693)	$534
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(12)	—	(12)
Comprehensive income attributable to Willis Towers Watson	$522	$565	$504	$624	$(1,693)	$522

Willis Towers Watson plc

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$2	$—	$527	$—	$532
Accounts receivable, net	—	7	—	1,251	—	1,258
Fiduciary assets	—	—	—	10,458	—	10,458
Other current assets	1	72	—	194	(12)	255
Amounts due from group undertakings	3,423	951	1,538	1,259	(7,171)	—
Total current assets	3,427	1,032	1,538	13,689	(7,183)	12,503
NON-CURRENT ASSETS
Investments in subsidiaries	—	4,069	3,092	—	(7,161)	—
Fixed assets, net	—	58	—	505	—	563
Goodwill	—	—	—	3,737	—	3,737
Other intangible assets, net	—	—	—	1,115	—	1,115
Investments in associates	—	—	—	13	—	13
Deferred tax assets	—	—	—	76	—	76
Pension benefits asset	—	—	—	623	—	623
Other non-current assets	—	9	1	199	—	209
Non-current amounts due from group undertakings	—	785	518	—	(1,303)	—
Total non-current assets	—	4,921	3,611	6,268	(8,464)	6,336
TOTAL ASSETS	$3,427	$5,953	$5,149	$19,957	$(15,647)	$18,839
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$10,458	$—	$10,458
Deferred revenue and accrued expenses	1	68	—	683	—	752
Income taxes payable	—	—	5	52	(12)	45
Short-term debt and current portion of long-term debt	300	—	609	79	—	988
Other current liabilities	15	50	11	482	—	558
Amounts due to group undertakings	—	5,234	435	1,502	(7,171)	—
Total current liabilities	316	5,352	1,060	13,256	(7,183)	12,801
NON-CURRENT LIABILITIES
Investments in subsidiaries	387	—	—	—	(387)	—
Long-term debt	495	580	1,203	—	—	2,278
Liabilities for pension benefits	—	—	—	279	—	279
Deferred tax liabilities	—	1	—	239	—	240
Provisions for liabilities	—	—	—	295	—	295
Other non-current liabilities	—	36	—	497	—	533
Non-current amounts due to group undertakings	—	518	—	785	(1,303)	—
Total non-current liabilities	882	1,135	1,203	2,095	(1,690)	3,625
TOTAL LIABILITIES	$1,198	$6,487	$2,263	$15,351	$(8,873)	$16,426

Notes to the financial statements

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	53	—	53

EQUITY
Total Willis Towers Watson stockholders’ equity	2,229	(534)	2,886	4,422	(6,774)	2,229
Noncontrolling interests	—	—	—	131	—	131
Total equity	2,229	(534)	2,886	4,553	(6,774)	2,360
TOTAL LIABILITIES AND EQUITY	$3,427	$5,953	$5,149	$19,957	$(15,647)	$18,839

Willis Towers Watson plc

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2014
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9	$2	$—	$624	$—	$635
Accounts receivable, net	—	3	—	1,041	—	1,044
Fiduciary assets	—	—	—	8,948	—	8,948
Other current assets	—	39	—	206	(33)	212
Amounts due from group undertakings	3,675	1,153	797	1,114	(6,739)	—
Total current assets	3,684	1,197	797	11,933	(6,772)	10,839
NON-CURRENT ASSETS
Investments in subsidiaries	—	3,478	2,579	—	(6,057)	—
Fixed assets, net	—	62	—	421	—	483
Goodwill	—	—	—	2,937	—	2,937
Other intangible assets, net	—	—	—	450	—	450
Investments in associates	—	147	—	22	—	169
Deferred tax assets	—	—	—	19	—	19
Pension benefits asset	—	—	—	314	—	314
Other non-current assets	—	3	1	206	—	210
Non-current amounts due from group undertakings	—	740	518	—	(1,258)	—
Total non-current assets	—	4,430	3,098	4,369	(7,315)	4,582
TOTAL ASSETS	$3,684	$5,627	$3,895	$16,302	$(14,087)	$15,421
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$—	$—	$—	$8,948	$—	$8,948
Deferred revenue and accrued expenses	1	34	—	584	—	619
Income taxes payable	—	6	5	55	(33)	33
Short-term debt and current portion of long-term debt	—	149	17	1	—	167
Other current liabilities	67	46	11	320	—	444
Amounts due to group undertakings	—	5,267	576	896	(6,739)	—
Total current liabilities	68	5,502	609	10,804	(6,772)	10,211
NON-CURRENT LIABILITIES
Investments in subsidiaries	838	—	—	—	(838)	—
Long-term debt	793	579	758	—	—	2,130
Liabilities for pension benefits	—	—	—	284	—	284
Deferred tax liabilities	—	—	—	147	—	147
Provisions for liabilities	—	—	—	194	—	194
Other non-current liabilities	—	17	—	372	—	389
Non-current amounts due to group undertakings	—	518	—	740	(1,258)	—
Total non-current liabilities	1,631	1,114	758	1,737	(2,096)	3,144
TOTAL LIABILITIES	$1,699	$6,616	$1,367	$12,541	$(8,868)	$13,355

Notes to the financial statements

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Balance Sheet

	As at December 31, 2014
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	59	—	59

EQUITY
Total Willis Towers Watson stockholders’ equity	1,985	(989)	2,528	3,680	(5,219)	1,985
Noncontrolling interests	—	—	—	22	—	22
Total equity	1,985	(989)	2,528	3,702	(5,219)	2,007
TOTAL LIABILITIES AND EQUITY	$3,684	$5,627	$3,895	$16,302	$(14,087)	$15,421

Willis Towers Watson plc

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(10)	$593	$33	$(223)	$(150)	$243
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	—	—	13	—	13
Additions to fixed assets	—	(18)	—	(128)	—	(146)
Additions to intangible assets	—	—	—	(12)	—	(12)
Acquisitions of operations, net of cash acquired	—	—	—	(845)	—	(845)
Payments to acquire other investments, net of distributions received.	—	—	—	3	—	3
Proceeds from sale of operations, net of cash disposed	—	—	—	44	—	44
Proceeds from intercompany investing activities	321	136	—	151	(608)	—
Repayments of intercompany investing activities	(82)	—	(746)	(181)	1,009	—
Additional investment in subsidiaries	—	(420)	(178)	—	598	—
Net cash provided by (used in) investing activities	239	(302)	(924)	(955)	999	(943)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from draw down of revolving credit facility	—	—	469	—	—	469
Debt issuance costs	—	—	(5)	—	—	(5)
Repayments of debt	—	(149)	(16)	(1)	—	(166)
Proceeds from issue of other debt	—	—	592	—	—	592
Repurchase of shares	(82)	—	—	—	—	(82)
Proceeds from issue of shares	124	—	—	598	(598)	124
Excess tax benefits from share-based payment arrangement	—	—	—	7	—	7
Dividends paid	(277)	—	—	(150)	150	(277)
Acquisition of noncontrolling interests	—	—	—	(5)	—	(5)
Dividends paid to noncontrolling interests	—	—	—	(16)	—	(16)
Proceeds from intercompany financing activities	—	181	—	828	(1,009)	—
Repayments of intercompany financing activities	—	(323)	(149)	(136)	608	—
Net cash (used in) provided by financing activities	(235)	(291)	891	1,125	(849)	641
DECREASE IN CASH AND CASH EQUIVALENTS	(6)	—	—	(53)	—	(59)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(44)	—	(44)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9	2	—	624	—	635
CASH AND CASH EQUIVALENTS, END OF YEAR	$3	$2	$—	$527	$—	$532

Notes to the financial statements

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(35)	$781	$181	$212	$(662)	$477
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	1	—	6	(1)	6
Additions to fixed assets	—	(19)	—	(95)	1	(113)
Additions to intangible assets	—	—	—	(4)	—	(4)
Acquisitions of operations, net of cash acquired	—	—	—	(241)	—	(241)
Proceeds from sale of other investments, net of distributions received.	—	—	—	(10)	—	(10)
Proceeds from sale of operations, net of cash disposed	—	—	—	86	—	86
Proceeds from intercompany investing activities	361	120	—	435	(916)	—
Repayments of intercompany investing activities	—	(180)	(4)	(46)	230	—
Additional investment in subsidiaries	(31)	—	—	—	31	—
Net cash provided by (used in) investing activities	330	(78)	(4)	131	(655)	(276)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(3)	—	(3)
Repayments of debt	—	—	(15)	—	—	(15)
Repurchase of shares	(213)	—	—	—	—	(213)
Proceeds from issue of shares	134	—	—	31	(31)	134
Excess tax benefits from share-based payment arrangement	—	—	—	5	—	5
Dividends paid	(210)	(155)	(155)	(352)	662	(210)
Acquisition of noncontrolling interests	—	(4)	—	—	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(17)	—	(17)
Proceeds from intercompany financing activities	—	50	—	180	(230)	—
Repayments of intercompany financing activities	—	(595)	(7)	(314)	916	—
Net cash used in financing activities	(289)	(704)	(177)	(470)	1,317	(323)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6	(1)	—	(127)	—	(122)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(39)	—	(39)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3	3	—	790	—	796
CASH AND CASH EQUIVALENTS, END OF YEAR	$9	$2	$—	$624	$—	$635

Willis Towers Watson plc

30. FINANCIAL INFORMATION FOR ISSUER, PARENT GUARANTOR, OTHER GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
			(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$4	$399	$63	$662	$(567)	$561
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on disposal of fixed and intangible assets	—	3	—	9	—	12
Additions to fixed assets	—	(18)	—	(94)	—	(112)
Additions to intangible assets	—	—	—	(7)	—	(7)
Acquisitions of operations, net of cash acquired	—	(237)	—	(30)	237	(30)
Proceeds from sale of other investments, net of distributions received.	—	—	—	(3)	—	(3)
Proceeds from sale of operations, net of cash disposed	—	—	—	257	(237)	20
Proceeds from intercompany investing activities	383	160	132	60	(735)	—
Repayments of intercompany investing activities	(347)	(120)	(442)	(780)	1,689	—
Net cash provided by (used in) investing activities	36	(212)	(310)	(588)	954	(120)
CASH FLOWS FROM FINANCING ACTIVITIES
Senior notes issued	—	—	522	—	—	522
Debt issuance costs	—	—	(8)	—	—	(8)
Repayments of debt	—	(521)	(15)	—	—	(536)
Tender premium on extinguishment of senior notes	—	(65)	—	—	—	(65)
Proceeds from issue of shares	155	—	—	—	—	155
Excess tax benefits from share-based payment arrangements	—	—	—	2	—	2
Dividends paid	(193)	(230)	(330)	(7)	567	(193)
Acquisition of noncontrolling interests	—	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	—	(10)	—	(10)
Proceeds from intercompany financing activities	—	1,075	147	467	(1,689)	—
Repayments of intercompany financing activities	—	(443)	(69)	(223)	735	—
Net cash (used in) provided by financing activities	(38)	(184)	247	225	(387)	(137)
INCREASE IN CASH AND CASH EQUIVALENTS	2	3	—	299	—	304
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8)	—	(8)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1	—	—	499	—	500
CASH AND CASH EQUIVALENTS, END OF YEAR	$3	$3	$—	$790	$—	$796

Willis Towers Watson plc

31.	SUBSEQUENT EVENTS
Merger with Towers Watson & Co.
On January 4, 2016, pursuant to the Agreement and Plan of Merger, dated June 29, 2015, as amended on November 19, 2015, between Willis, Towers Watson, and Citadel Merger Sub, Inc., a wholly-owned subsidiary of Willis formed for the purpose of facilitating this transaction (‘Merger Sub’), Merger Sub merged with and into Towers Watson, with Towers Watson continuing as the surviving corporation and a wholly-owned subsidiary of Willis.
Towers Watson & Co. is a leading global professional services firm operating throughout the world, dating back more than 100 years. The Merger will allow the combined firm to go to market with complementary strategic product and services offerings.
At the effective time of the Merger (the ‘Effective Time’), each issued and outstanding share of Towers Watson common stock (the ‘Towers Watson shares’), was converted into the right to receive 2.6490 validly issued, fully paid and nonassessable ordinary shares of Willis (the ‘Willis ordinary shares’), $0.000304635 nominal value per share, other than any Towers Watson shares owned by Towers Watson, Willis or Merger Sub at the Effective Time and the Towers Watson shares held by stockholders who are entitled to and who properly exercised dissenter’s rights under Delaware law.
Immediately following the Merger, Willis effected (i) a consolidation (i.e., a reverse stock split under Irish law) of Willis ordinary shares whereby every 2.6490 Willis ordinary shares were consolidated into one Willis ordinary share $0.000304635 nominal value per share and (ii) an amendment to its Constitution and other organizational documents to change its name from Willis Group Holdings Public Limited Company to Willis Towers Watson Public Limited Company.
On December 29, 2015, the third business day immediately prior to the closing date, Towers Watson declared and paid the Towers Watson pre-merger special dividend, in an amount of $10.00 per share of Towers Watson common stock, approximately $694 million in the aggregate based on approximately 69 million Towers Watson shares issued and outstanding at December 29, 2015.
On December 30, 2015, all Towers Watson treasury stock was canceled.
The Merger was accounted for using the acquisition method of accounting with Willis considered the accounting acquirer of Towers Watson.
The tables below presents the preliminary calculation of aggregate Merger Consideration.

January 4, 2016
Number of shares of Towers Watson common stock outstanding as of January 4, 2016	69 million
Exchange ratio	2.6490
Number of Willis Group Holdings shares issued (prior to reverse stock split)	184 million
Willis Group Holdings price per share on January 4, 2016	$47.18
Fair value (millions) of 184 million Willis ordinary shares	$8,686
Value of equity awards assumed	37
Preliminary estimated aggregate Merger Consideration	$8,723
______________________________

Willis Towers Watson plc

31. SUBSEQUENT EVENTS (Continued)

A summary of the preliminary fair values of the identifiable assets acquired, and liabilities assumed, of Towers Watson at January 4, 2016 are summarized in the following table.

January 4, 2016
(millions)
Cash and cash equivalents	$476
Accounts receivable, net	825
Other current assets	124
Fixed assets, net	242
Goodwill	6,546
Other intangible assets (i)	4,110
Other non-current assets	208
Deferred tax liabilities	(1,016)
Pension and other post-retirement liabilities	(941)
Other current liabilities	(751)
Other non-current liabilities	(360)
Long term debt, including current portion (ii)	(740)
Allocated Aggregate Merger Consideration	$8,723
______________________________

i.	Represents identified finite-lived intangible assets; primarily relates to customer relationships and core/developed technology and other marketing related intangibles.

ii.
Represents both debt due upon change of control of $400 million borrowed under Towers Watson’s term loan ($188 million) and revolving credit facility ($212 million) and an additional draw down under a new term loan of $340 million. The $400 million debt was repaid by Willis borrowings under the 1-year term loan facility on January 4, 2016. The $340 million new term loan partially funded the $694 million Towers Watson pre-merger special dividend.

Upon completion of the fair value assessment following the Merger, the Company anticipates the ultimate fair values of the net assets acquired will differ from the preliminary assessment outlined above. Generally, changes to the initial estimates of the fair value of assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the net assets acquired, and represents the value of the Legacy Towers Watson assembled workforce and the future economic benefits that we expect to achieve as a result of the Merger.
The following unaudited pro forma financial information is intended to reflect the impact of the Merger on Willis’ consolidated financial statements as if the Merger had taken place on January 1, 2014 and presents the results of operations of Willis based on the historical financial statements of Willis and Towers Watson after giving effect to the Merger and pro forma adjustments. Pro forma adjustments are included only to the extent they are (i) directly attributable to the Merger, (ii) factually supportable and (iii) with respect to the statement of income, expected to have a continuing impact on the combined results. The accompanying unaudited pro forma financial information is presented for illustrative purposes only and has not been adjusted to give effect to certain expected financial benefits of the Merger, such as revenue synergies, tax savings and cost synergies, or the anticipated costs to achieve these benefits, including the cost of integration activities. The unaudited pro forma results are not indicative of what would have occurred had the Merger taken place on the indicated date.

	Twelve Months Ended December 31,
	2015	2014
	(millions)
Total revenues	$7,486	$7,303
Net income attributable to Willis Towers Watson	$633	$434
The above pro forma financial information does not reflect the impact of the Gras Savoye acquisition, which was completed on December 29, 2015 because the effects were not material to Willis’ consolidated financial statements had the Gras Savoye transaction, in addition to the Merger, completed on January 1, 2014.  Including Gras Savoye in the above financial information

Notes to the financial statements

31. SUBSEQUENT EVENTS (Continued)

would result in total revenues being higher by $435 million (2014: $506 million) and net income being lower by $2 million (2014: lower by $23 million).

32.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for 2015 and 2014 were as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(millions, except per share data)
2015
Total revenues	$1,087	$922	$846	$974
Total expenses	(794)	(817)	(819)	(972)
Net income (loss)	214	72	116	(18)
Net income (loss) attributable to Willis Towers Watson	210	70	117	(24)
Earnings per share
— Basic	$3.09	$1.03	$1.72	$(0.35)
— Diluted	$3.04	$1.01	$1.70	$(0.35)
2014
Total revenues	$1,097	$935	$812	$958
Total expenses	(771)	(787)	(778)	(819)
Net income (loss)	250	48	(8)	83
Net income (loss) attributable to Willis Towers Watson	246	47	(7)	76
Earnings per share
— Basic	$3.62	$0.69	$(0.10)	$1.13
— Diluted	$3.57	$0.68	$(0.10)	$1.12

Willis Towers Watson plc

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Group Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Group Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) are effective.

Our assessment of, and conclusion on, the effectiveness of disclosure controls and procedures did not include those disclosure controls and procedures of businesses acquired by Legacy Willis during 2015. This included Gras Savoye & Cie and Miller Insurance Service LLP, that are subsumed by internal control over financial reporting. The company acquired Gras Savoye and Miller on December 29, 2015 and May 31, 2015 respectively, and are included in our 2015 consolidated financial statements and represented approximately 10% and 4% of our total assets as of December 31, 2015, respectively, and 0% and 2% of our total revenues for the year ended December 31, 2015, respectively.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal controls over financial reporting during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria related to internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include businesses acquired by legacy Willis during 2015 including Gras Savoye & Cie and Miller Insurance Service LLP, which were acquired on December 29, 2015 and May 31, 2015 respectively, and are included in our 2015 consolidated financial statements and represented approximately 10% and 4% of our total assets as of December 31, 2015, respectively, and 0% and 2% of our total revenues for the year ended December 31, 2015, respectively.
Our independent registered public accountants, Deloitte LLP, who have audited and reported on our financial statements, have undertaken an assessment of the Company’s internal control over financial reporting. Deloitte’s report is presented below.
February 29, 2016

Controls and procedures

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Willis Towers Watson Public Limited Company
Dublin, Ireland
We have audited the internal control over financial reporting of Willis Towers Watson Public Limited Company and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Gras Savoye & Cie (“Gras Savoye”) and Miller Insurance Service LLP (“Miller”), which were acquired on December 29, 2015 and May 31, 2015 respectively, and represented approximately 10% and 4% of total assets and 0% and 2% of total revenues respectively of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Gras Savoye and Miller. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte LLP
London, United Kingdom
February 29, 2016

Willis Towers Watson plc

Item 9B — Other Information
None.

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
Information with respect to the executive officers of the Company is provided in Part I, Item 1 above under the heading ‘Executive Officers of the Registrant’. All other information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 29, 2016.
Item 11 — Executive Compensation
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 29, 2016.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 29, 2016.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 29, 2016.
Item 14 — Principal Accountant Fees and Services
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 29, 2016.
PART IV
Item 15 — Exhibits and Financial Statement Schedules
The following documents are filed as a part of this report:
(1) Consolidated Financial Statements of the Company consisting of:
(a) Report of Independent Registered Public Accounting Firm.
(b) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.
(c) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2015.
(d) Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended December 31, 2015.
(e) Consolidated Balance Sheets as of December 31, 2015 and 2014.
(f) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015.
(g) Consolidated Statements of Equity for each of the three years in the period ended December 31, 2015.
(h) Notes to the Consolidated Financial Statements.
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.
(2) Exhibits:

Exhibits

2.1
Agreement and Plan of Merger, dated as of June 29, 2015, by and among Willis Group Holdings plc, Citadel Merger Sub, Inc. and Towers Watson & Co (incorporated by reference to Exhibit 2.1 to the Form 8-K filed June 30, 2015 (SEC File No. 001-16503))

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated November 19, 2015, by and among Willis, Merger Sub and Towers Watson (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed November 20, 2015 (SEC File No. 001-16503))

3.1
Memorandum and Articles of Association of Willis Towers Watson Public Limited Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on January 5, 2016 (SEC File No. 001-16503))

3.2	Certificate of Incorporation of Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))
4.1
Senior Indenture, dated as of July 1, 2005, and First Supplemental Indenture, dated as of July 1, 2005, by and among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York (f/k/a JPMorgan Chase Bank, N.A.), as the Trustee, for the issuance of the 5.625% senior notes due 2015 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 8-K filed on July 1, 2005 (SEC File No. 001-16503))

4.2
Second Supplemental Indenture, dated as of March 28, 2007, by and among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York, as the Trustee, to the Indenture dated as of July 1, 2005, for the issuance of the 6.200% senior notes due 2017 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 8-K filed on March 30, 2007 (SEC File No. 001-16503))

4.3
Third Supplemental Indenture, dated as of October 1, 2008, by and among Willis North America Inc., as the Issuer, Willis Group Holdings Limited, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 10-Q filed on November 10, 2008 (SEC File No. 001-16503))

4.4
Fourth Supplemental Indenture, dated as of September 29, 2009, by and among Willis North America Inc., as the Issuer, Willis Group Holdings Limited, Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Public Limited Company, as the Guarantors, and The Bank of New York, as the Trustee, to the Indenture dated as of July 1, 2005, for the issuance of the 7.000% senior notes due 2019 (incorporated by reference to Exhibit 4.1 to Willis Group Holdings Limited’s Form 8-K filed on September 29, 2009 (SEC File No. 001-16503))

4.5
Fifth Supplemental Indenture, dated as of December 31, 2009, by and among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, Willis Group Holdings Limited, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))

4.6
Sixth Supplemental Indenture, dated as of December 22, 2010, by and among Willis North America Inc., as the Issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, TA II Limited, TA III Limited, Trinity Acquisition Limited, TA IV Limited and Willis Group Limited, as the Guarantors, and The Bank of New York Mellon, as the Trustee, to the Indenture dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on February 28, 2011 (SEC File No. 001-16503))

4.7
Indenture, dated as of March 17, 2011, by and among Willis Group Holdings Public Limited Company, as issuer, Willis Netherlands Holdings B.V., Willis Investment Holdings UK Limited, TA I Limited, Trinity Acquisition Limited, Willis Group Limited and Willis North America Inc., as Guarantors, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 17, 2011 (SEC File No. 001-16503))

4.8
First Supplemental Indenture, dated as of March 17, 2011, by and among Willis Group Holdings Public Limited Company, as Issuer, Willis Netherlands Holdings B.V., Willis Investment Holdings UK Limited, TA I Limited, Trinity Acquisition Limited, Willis Group Limited and Willis North America Inc., as guarantors, and The Bank of New York Mellon, as trustee, to the Indenture dated March 17, 2011, for the issuance of the 4.125% senior notes due 2016 and the 5.750% senior notes due 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 17, 2011 (SEC File No. 001-16503))

Willis Towers Watson plc

4.9
Indenture, dated as of August 15, 2013, by and among Trinity Acquisition Limited, as issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis North America Inc., Willis Investment Holdings UK Limited, TA I Limited and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 15, 2013 (SEC File No. 001-16503))

4.10
First Supplemental Indenture, dated as of August 15, 2013, by and among Trinity Acquisition Limited, as issuer, Willis Group Holdings Public Limited Company, Willis Netherlands Holdings B.V., Willis North America Inc., Willis Investment Holdings UK Limited, TA I Limited and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as trustee, to the Indenture dated August 15, 2013, for the issuance of 4.625% senior notes due 2023 and 6.125% senior notes due 2043 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 15, 2013 (SEC File No. 001-16503))

10.1
Credit Agreement, dated as of December 16, 2011, by and among Trinity Acquisition Limited, Willis Group Holdings Public Limited Company, the Lenders party thereto, Barclays Bank PLC, as Administrative Agent, Swing Line Lender and as an L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 20, 2011 (SEC File No. 001-16503))

10.2
First Amendment to Credit Agreement, dated as of July 23, 2013, to the Credit Agreement, dated as of December 12, 2011, by and among Trinity Acquisition Limited, Willis Group Holdings Public Limited Company, the lenders party thereto and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 25, 2013 (SEC File No. 001-16503))

10.3
Second Amendment to Credit Agreement, dated as of February 27, 2015, among Trinity Acquisition Limited, Willis Group Holdings Public Limited Company, the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Willis on March 3, 2015)

10.4
Guaranty Agreement, dated as of December 16, 2011, by and among Trinity Acquisition Limited, Willis Group Holdings Public Limited Company, Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 20, 2011 (SEC File No. 001-16503))

10.5
Consent and Waiver to Credit Agreement, dated as of November 20, 2015, among Trinity Acquisition Limited, Willis Group Holdings Public Limited Company, Willis North America Inc., the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Willis on November 27, 2015 (SEC File No. 001-16503))

10.6
Revolving Note and Cash Subordination Agreement, dated as of March 3, 2014, by and among Willis Securities, Inc., as borrower, SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 4, 2014 (SEC File No. 001-16503))

10.7
Joinder Agreement, dated as of April 28, 2014, by and among Willis Securities, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 1, 2014 (SEC File No. 001-16503))

10.8
First Amendment to Revolving Note and Cash Subordination Agreement, dated as of April 28, 2014, by and among Willis Securities, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 1, 2014 (SEC File No. 001-16503))

10.9
Second Amendment to Revolving Note and Cash Subordination Agreement, dated as of February 27, 2015, among Willis Securities, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Willis on March 3, 2015)

10.10
Consent to Guaranty Agreement, dated as of November 20, 2015, among Trinity Acquisition Limited, Willis Group Holdings Public Limited Company, SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Willis on November 27, 2015 (SEC File No. 001-16503))

10.11
Term Loan Agreement, dated as of November 20, 2015, among Trinity Acquisition Limited, Willis Group Holdings Public Limited Company, the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Willis on November 27, 2015 (SEC File No. 001-16503))

10.12
Term Loan Credit Agreement, dated as of November 20, 2015, among Towers Watson Delaware Inc., as borrower, each lender from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Towers Watson on November 24, 2015 (SEC File No. 001-34594))

Exhibits

10.13
Amendment No. 1, dated as of December 23, 2015, to the Term Loan Credit Agreement, dated as of November 20, 2015, among Towers Watson Delaware Inc., as borrower, each lender from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Towers Watson on December 29, 2015 (SEC File No. 001-34594))

10.14
Deed Poll of Assumption, dated as of December 31, 2009, by and between Willis Group Holdings Limited and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†

10.15	Willis Group Senior Management Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†
10.16	Willis Group Holdings 2010 North America Employee Share Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 27, 2010 (SEC File No. 001-16503))†
10.17	Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†
10.18
Form of Performance-Based Option Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 10, 2010 (SEC File No. 001-16503))†

10.19
Form of Time-Based Option Agreement under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.16 the Company’s Form 10-K filed on February 28, 2011 (SEC File No. 001-16503))†

10.20
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

10.22
Form of Performance-Based Option Agreement for the 2011 Long Term Incentive Program under the Willis Group Holdings 2001 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 3, 2011 (SEC File No. 001-16503))†

10.23
Form of 2011 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for US employees) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 3, 2011 (SEC File No. 001-16503))†

10.24
Form of 2011 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for UK employees) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 3, 2011 (SEC File No. 001-16503))†

10.25	Rules of the Willis Group Holdings Sharesave Plan 2001 for the United Kingdom (incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†
10.26	The Willis Group Holdings Irish Sharesave Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 5, 2010 (SEC File No. 001-16503))†
10.27	Willis Group Holdings 2008 Share Purchase and Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†
10.28	Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed on January 4, 2010 (SEC File No. 001-16503))†
10.29
Form of Time-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2010 (SEC File No. 001-16503))†

10.30
Form of Performance-Based Restricted Share Unit Award Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.31
Form of Time-Based Option Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 6, 2010 (SEC File No. 001-16503))†

10.32
Form of Performance-Based Option Agreement granted under the Hilb Rogal & Hobbs Company 2007 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.33	Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on April 30, 2012 (SEC File No. 001-16503))†

Willis Towers Watson plc

10.34
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

10.37
Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

10.38
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (for Non-Employee Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 9, 2012 (SEC File No. 001-16503))†

10.39
Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan for the 2013 Long-Term Incentive Program (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed on February 27, 2014 (SEC File No. 001-16503))†

10.40
Rules of the Willis Group Holdings Public Limited Company 2012 Sharesave Sub-Plan for the United Kingdom to the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.41
Form of 2012 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for US employees) Plan (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.42
Form of 2012 Long Term Incentive Program Agreement of Restrictive Covenants and Other Obligations (for UK employees) Plan (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.43	Amended and Restated Willis US 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed on November 20, 2009 (SEC File No. 001-16503))†
10.44
First Amendment to the Amended and Restated Willis U.S. 2005 Deferred Compensation Plan, effective June 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-16503))†

10.45
Second Amendment to the Amended and Restated Willis US 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10. 6 to the Company’s Form 10-Q filed on November 5, 2013 (SEC File No. 001-16503))†

10.46	Form of Deed of Indemnity of Willis Towers Watson Public Limited Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 5, 2016 (SEC File No. 001-16503))†
10.47	Form of Indemnification Agreement of Willis North America Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on January 5, 2016 (SEC File No. 001-16503))†
10.48
Willis Group Holdings Public Limited Company Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 6, 2015 (SEC File No. 001-16503))†

10.49
Amended and Restated Employment Agreement, dated as of June 29, 2015, by and between Willis Group Holdings Public Limited Company and Dominic Casserley (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2015 (SEC File No. 001-16503))†

10.50
Letter Agreement, dated January 31, 2014, by and between Willis Group Holdings plc and Dominic Casserley (incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K filed on February 27, 2014 (SEC File No. 001-16503))†

10.51
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 10, 2013, by and between Dominic Casserley and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 5, 2013 (SEC File No. 001-16503))†

10.52
Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 10, 2013, by and between Dominic Casserley and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 5, 2013 (SEC File No. 001-16503))†

Exhibits

10.53
Form of Time-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated May 10, 2013, by and between Dominic Casserley and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on November 5, 2013 (SEC File No. 001-16503))†

10.54
Form of Time-Based Share Option Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of March 31, 2014, by and between Dominic Casserley and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K filed on February 24, 2015 (SEC File No. 001-16503))†

10.55
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of March 31, 2014, by and between Dominic Casserley and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K filed on February 24, 2015 (SEC File No. 001-16503))†

10.56
Contract of Employment, dated as of February 28, 2011, by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Stephen P. Hearn (incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.57
Amendment, dated July 19, 2012, to the Contract of Employment, dated as of February 28, 2011 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Stephen P. Hearn (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.58
Contract of Employment, dated as of October 16, 2012, by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Stephen P. Hearn (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on October 19, 2012 (SEC File No. 001-16503))†

10.59
Amendment, dated April 30, 2014, to the Contract of Employment, dated as of October 16, 2012, by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Stephen Hearn (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 9, 2014 (SEC File No. 001-16503))†

10.60
Separation Letter Agreement, dated as of June 24, 2015, by and between Stephen Hearn and Willis Limited (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 6, 2015 (SEC File No. 001-16503))†

10.61
Contract of Employment, dated as of December 17, 2007, by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright (incorporated by reference to Exhibit 10.55 to the Company’s Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.62
Amendment, dated July 19, 2012, to the Contract of Employment, dated as of December 17, 2007, by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright (incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.63
Confidentiality Agreement, dated as of January 17, 2008, by and between the Willis Group Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright (incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K filed on February 28, 2013 (SEC File No. 001-16503))†

10.64
Amendment, dated April 30, 2014, to the Employment Agreement dated December 17, 2007 by and between Willis Limited, a subsidiary of Willis Group Holdings Public Limited Company, and Tim Wright (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 9, 2014 (SEC File No. 001-16503))†

10.65
Employment Agreement, dated September 15, 2003 by and between Willis Americas Administration, Inc. and Todd J. Jones (incorporated by reference to Exhibit 10.63 to the Company’s Form 10-K filed on February 27, 2014 (SEC File No. 001-16503))†

10.66
Letter Agreement, dated August 1, 2013, by and between Willis North America Inc., a subsidiary of Willis Group Holdings Public Limited Company, and Todd J. Jones (incorporated by reference to Exhibit 10.64 to the Company’s Form 10-K filed on February 27, 2014 (SEC File No. 001-16503))†

10.67
Amendment, dated April 30, 2014, to the Employment Agreement, dated August 1, 2013, by and between Willis North America, Inc., a subsidiary of Willis Group Holdings Public Limited Company, and Todd J. Jones (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on May 9, 2014 (SEC File No. 001-16503))†

10.68
Employment Agreement, dated as of March 19, 2014, by and between Willis Group Holdings Public Limited Company and John Greene (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 23, 2014 (SEC File No. 001-16503))†

10.69
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of August 11, 2014, by and between John Greene and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.69 to the Company’s Form 10-K filed on February 24, 2015 (SEC File No. 001-16503))†

Willis Towers Watson plc

10.70
Amendment to Employment Agreement, dated as of June 29, 2015, by and between Willis Group Holdings Public Limited Company and John Greene (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 30, 2015 (SEC File No. 001-16503))†

10.71
Amendment to Employment Agreement, dated as of June 29, 2015, by and between Willis Limited and Timothy Wright (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 30, 2015 (SEC File No. 001-16503))†

10.72
Amendment to Employment Agreement, dated as of June 29, 2015, by and between Willis North America Inc. and Todd Jones (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 30, 2015 (SEC File No. 001-16503))†

10.73	Transition Letter Agreement, dated as of January 4, 2016, by and between Willis Group Holdings Public Limited Company and John Greene†*
10.74
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of November 9, 2015 by and between John Greene / Timothy Wright / Todd Jones and Willis Group Holdings Public Limited Company†*

10.75
Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of November 9, 2015 by and between Timothy Wright / Todd Jones and Willis Group Holdings Public Limited Company†*

10.76
Form of Time-Based Share Option Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of November 9, 2015 by and between John Greene / Timothy Wright / Todd Jones and Willis Group Holdings Public Limited Company†*

10.77	Towers Watson Amended and Restated 2009 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on January 5, 2016)†
10.78	Trust Deed and Rules of the Towers Watson Limited Share Incentive Plan 2005 (U.K) (incorporated by reference to Exhibit 10.21 of Watson Wyatt Worldwide Inc.’s Form 10-K filed on September 1, 2006)†
10.79	Towers Watson Limited Share Incentive Plan 2005 Deed of Amendment (U.K.) (incorporated by reference to Exhibit 10.22 of Watson Wyatt Worldwide Inc.’s Form 10-K filed on September 1, 2006)†
10.80	Towers Watson Limited Share Incentive Plan 2005 Deed to Change the Trust Deed and Rules (U.K.) (incorporated by reference to Exhibit 10.10 to the Form 10-K filed by Towers Watson on August 29, 2012)†
10.81	Share Purchase Plan 2005 (Spain) (incorporated by reference to Exhibit 10.24 of Watson Wyatt Worldwide Inc.’s Form 10-K filed on September 1, 2006)†
10.82	Trust Deed and Rules of the Watson Wyatt Ireland Share Participation Scheme (incorporated by reference to Exhibit 10.23 of Watson Wyatt Worldwide Inc.’s Form 10-K filed on September 1, 2006)†
10.83
Form of Non-Qualified Stock Option Award Agreement for use under the Towers Watson & Co. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Towers Watson on March 8, 2010)†

10.84	Amended Towers Watson & Co. Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Towers Watson on November 5, 2014)†
10.85	Voluntary Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Towers Watson on May 18, 2010)†
10.86	Watson Wyatt Amended and Retated 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on January 5, 2016)†
10.87	Amended Form of Restricted Stock Unit Award Agreement FY11 (Performance-Based Vesting) (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed by Towers Watson on February 7, 2012)†
10.88	Extend Health Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on January 5, 2016)†
10.89	Form of Restricted Stock Unit Award Agreement FY12 (Performance-Based Vesting) (incorporated by reference to Exhibit 10.18 to the Form 10-K filed by Towers Watson on August 29, 2012)†
10.90	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) (incorporated by reference to Exhibit 10.19 to the Form 10-K filed by Towers Watson on August 29, 2012)†
10.91	Towers Watson & Co. Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Towers Watson on November 12, 2013)†
10.92	Liazon Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed on January 5, 2016)†
10.93	Towers Watson Non-Qualified Deferred Savings Plan for U.S. Employees (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Towers Watson on May 6, 2014)†

Exhibits

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges*
21.1	List of subsidiaries*
23.1	Consent of Deloitte LLP*
31.1	Certification Pursuant to Rule 13a-14(a)*
31.2	Certification Pursuant to Rule 13a-14(a)*
32.1	Certification Pursuant to 18 USC. Section 1350*
32.2	Certification Pursuant to 18 USC. Section 1350*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________________

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Willis Towers Watson plc

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIS TOWERS WATSON PLC (REGISTRANT)

By:	/s/ John J. Haley
John J. Haley
Chief Executive Officer
Date: February 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 29th day of February 2016.

/s/ John J. Haley	/s/ Dominic Casserley
John J. Haley Chief Executive Officer and Director (Principal Executive Officer)	Dominic Casserley President and Deputy Chief Executive Officer

/s/ Roger Millay	/s/ Susan D. Davies
Roger Millay Chief Financial Officer	Susan D. Davies Controller and Principal Accounting Officer

/s/ Anna C. Catalano	/s/ Victor F. Ganzi
Anna C. Catalano Director	Victor F. Ganzi Director

/s/ Wendy E. Lane	/s/ James F. McCann
Wendy E. Lane Director	James F. McCann Director

/s/ Brendan R. O’Neill	/s/ Jaymin B. Patel
Brendan R. O’Neill Director	Jaymin B. Patel Director

/s/ Linda Rabbitt	/s/ Paul Thomas
Linda Rabbitt Director	Paul Thomas Director

/s/ Jeffrey W. Ubben	/s/ Wilhelm Zeller
Jeffrey W. Ubben Director	Wilhelm Zeller Director