Form 10-Q
period 2016-03-31
WILLIS TOWERS WATSON PLC
filed 2016-05-10
CIK 1140536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-16503
___________________________________________________
WILLIS TOWERS WATSON PUBLIC LIMITED COMPANY
(Exact name of registrant as specified in its charter)
___________________________________________________

Ireland (Jurisdiction of incorporation or organization)	98-0352587 (I.R.S. Employer Identification No.)
c/o Willis Group Limited 51 Lime Street, London EC3M 7DQ, England (Address of principal executive offices)	(011) 44-20-3124-6000 (Registrant’s telephone number, including area code)
___________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐      No  ☑
As of April 30, 2016, there were outstanding 138,440,802 ordinary shares, nominal value $0.000304635 per share, of the registrant.

WILLIS TOWERS WATSON
INDEX TO FORM 10-Q
For the Three Months Ended March 31, 2016

Certain Definitions
The following definitions apply throughout this quarterly report unless the context requires otherwise:

‘We’, ‘Us’, ‘Company’, ‘Willis Towers Watson’, ‘Our’, ‘Willis Towers Watson plc’ or ‘WTW’	Willis Towers Watson Public Limited Company, a company organized under the laws of Ireland, and its subsidiaries
‘shares’	The ordinary shares of Willis Towers Watson Public Limited Company, nominal value $0.000304635 per share
‘Legacy Willis’, ‘Willis’, or ‘LW’	Willis Group Holdings Public Limited Company and its subsidiaries, predecessor to Willis Towers Watson, prior to the Merger
‘Legacy Towers Watson’, ‘Towers Watson’, or ‘LTW’	Towers Watson & Co. and its subsidiaries
‘Merger’
Merger of Willis Group Holdings Public Limited Company and Towers Watson & Co. pursuant to that certain Agreement and Plan of Merger, dated June 29, 2015, as amended on November 19, 2015, and completed on January 4, 2016

‘Gras Savoye’	GS & Cie Groupe
‘Miller’	Miller Insurance Services LLP and its subsidiaries

Disclaimer Regarding Forward-looking Statements
We have included in this document ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate may occur in the future, including such things as our outlook, future capital expenditures, growth in commissions and fees, business strategies and planned acquisitions, competitive strengths, goals, the benefits of new initiatives, growth of our business and operations, plans and references to future successes, and the benefits of the business combination transaction involving Legacy Towers Watson and Legacy Willis, including our combined future financial and operating results, plans, objectives, expectations and intentions are forward-looking statements. Also, when we use words such as ‘may’, ‘will’, ‘would’, ‘anticipate’, ‘believe’, ‘estimate’, ‘expect’, ‘intend’, ‘plan’, ‘probably’, or similar expressions, we are making forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. All forward-looking disclosure is speculative by its nature.
There are important risks, uncertainties, events and factors that could cause our actual results or performance to differ materially from those in the forward-looking statements contained in this document, including the following:

•	changes in general economic, business and political conditions, including changes in the financial markets;

•	consolidation in or conditions affecting the industries in which we operate;

•	any changes in the regulatory environment in which we operate;

•	the ability to successfully manage ongoing organizational changes;

•	our ability to successfully integrate the Towers Watson, Gras Savoye and Legacy Willis businesses, operations and employees, and realize anticipated growth, synergies and cost savings;

•	the potential impact of the Merger on relationships, including with employees, suppliers, clients and competitors;

•	significant competition that we face and the potential for loss of market share and/or profitability;

•	compliance with extensive government regulation;

•	our ability to make divestitures or acquisitions and our ability to integrate or manage such acquired businesses;

•	expectations, intentions and outcomes relating to outstanding litigation;

•
the risk that the Stanford litigation settlement will not be finalized or approved, the risk that the bar order may be challenged in other jurisdictions, and the deductibility of the charge relating to the settlement;

•	the risk of material adverse outcomes on existing litigation matters;

•	the diversion of time and attention of our management team while the Merger and other acquisitions are being integrated;

•	doing business internationally, including the impact of exchange rates;

•	the federal income tax consequences of the Merger and the enactment of additional state, federal, and/or foreign regulatory and tax laws and regulations, including changes in tax rates;

•
our capital structure, including indebtedness amounts, the limitations imposed by the covenants in the documents governing such indebtedness and the maintenance of the financial and disclosure controls and procedures of each;

•	our ability to obtain financing on favorable terms or at all;

•	adverse changes in our credit ratings;

•	the possibility that the anticipated benefits from the Merger cannot be fully realized or may take longer to realize than expected;

•	our ability to retain and hire key personnel;

•	a decline in defined benefit pension plan market;

•	various claims, government inquiries or investigations or the potential for regulatory action;

•	failure to protect client data or breaches of information systems;

•	reputational damage;

•	disasters or business continuity problems;

•	clients choosing to reduce or terminate the services provided by us;

•	fluctuation in revenues against our relatively fixed expenses;

•	management of client engagements;

•	technological change;

•	the inability to protect intellectual property rights, or the potential infringement upon the intellectual property rights of others;

•	increases in the price, or difficulty of obtaining, insurance;

•	fluctuations in our pension liabilities;

•	loss of, failure to maintain, or dependence on certain relationships with insurance carriers;

•	changes and developments in the United States healthcare system;

•	the availability of tax-advantaged consumer-directed benefits to employers and employees;

•	reliance on third party services;

•	our holding company structure;

•	changes in accounting estimates and assumptions; and

•	changes in the market price of our shares.
The foregoing list of factors is not exhaustive and new factors may emerge from time to time that could also affect actual performance and results. For more information, see the section entitled ‘Risk Factors’ in our Annual Report on Form 10-K and our subsequent filings with the Securities and Exchange Commission. Copies are available online at http://www.sec.gov or www.willistowerswatson.com.
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
Our forward-looking statements speak only as of the date made and we will not update these forward-looking statements unless the securities laws require us to do so. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document may not occur, and we caution you against relying on these forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
WILLIS TOWERS WATSON
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Note	Three Months Ended March 31,
		2016	2015
Revenues
Commissions, fees and consulting revenue		$2,219	$1,081
Interest and other income		15	6
Total revenues		2,234	1,087
Costs of providing services
Salaries and benefits		1,196	567
Other operating expenses		431	160
Depreciation		43	22
Amortization	7	161	14
Restructuring costs	5	25	31
Integration expenses		52	—
Total costs of providing services		1,908	794
Income from operations		326	293
Interest expense		46	33
Other expense, net		18	6
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES		262	254
Provision for income taxes	6	18	56
INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES		244	198
Interest in earnings of associates, net of tax		1	16
NET INCOME		245	214
Income attributable to non-controlling interests		(7)	(4)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON		$238	$210

EARNINGS PER SHARE (i)
Basic earnings per share	15	$1.76	$3.09
Diluted earnings per share	15	$1.75	$3.04

Cash dividends declared per share (i)		$0.48	$0.82

i.
Basic and diluted earnings per share, and cash dividends declared per share, for the three months ended March 31, 2015 have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger, Acquisitions and Divestitures for further details.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Comprehensive Income
(In millions of U.S. dollars)
(Unaudited)

	Note	Three Months Ended March 31,
		2016	2015
NET INCOME		$245	$214
Other comprehensive (loss) income, net of tax:
Foreign currency translation	14	6	(112)
Pension funding adjustments	14	2	230
Hedge effectiveness	14	(22)	(11)
Other comprehensive (loss) income, net of tax and before non-controlling interests		(14)	107
Comprehensive income before non-controlling interests		231	321
Less: Comprehensive (income) loss attributable to non-controlling interest		(9)	3
Comprehensive income attributable to Willis Towers Watson		$222	$324
See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars, except share data)
(Unaudited)

	Note	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents		$954	$532
Fiduciary assets		12,031	10,458
Accounts receivable, net	13	2,268	1,258
Prepaid and other current assets	13	326	255
Total current assets		15,579	12,503
Fixed assets, net		790	563
Goodwill	7	10,477	3,737
Other intangible assets, net	7	5,086	1,115
Pension benefits assets		749	623
Other non-current assets	13	348	298
Total non-current assets		17,450	6,336
TOTAL ASSETS		$33,029	$18,839
LIABILITIES AND EQUITY
Fiduciary liabilities		$12,031	$10,458
Deferred revenue and accrued expenses		1,109	752
Short-term debt and current portion of long-term debt	9	1,144	988
Other current liabilities	13	972	603
Total current liabilities		15,256	12,801
Long-term debt	9	2,767	2,278
Liability for pension benefits		1,210	279
Deferred tax liabilities		1,234	240
Provision for liabilities		600	295
Other non-current liabilities	13	605	533
Total non-current liabilities		6,416	3,625
TOTAL LIABILITIES		21,672	16,426
COMMITMENTS AND CONTINGENCIES	12	—	—
REDEEMABLE NONCONTROLLING INTEREST		53	53
EQUITY
Ordinary shares, $0.000304635 nominal value; Authorized: 1,510,003,775; Issued 138,398,396 shares in 2016 and 68,624,892 in 2015		—	—
Ordinary shares, €1 nominal value; Authorized: 40,000; Issued 40,000 shares in 2016 and 2015		—	—
Preference shares, $0.000115 nominal value; Authorized: 1,000,000,000; Issued nil shares in 2016 and 2015		—	—
Additional paid-in capital		10,436	1,672
Retained earnings		1,771	1,597
Accumulated other comprehensive loss, net of tax	14	(1,053)	(1,037)
Treasury shares, at cost, 17,519 shares in 2016 and 2015, and 40,000 shares, €1 nominal value, in 2016 and 2015		(3)	(3)
Total Willis Towers Watson shareholders’ equity		11,151	2,229
Noncontrolling interests		153	131
Total equity		11,304	2,360
TOTAL LIABILITIES AND EQUITY		$33,029	$18,839
See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

		Three Months Ended March 31,
	Note	2016	2015
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
NET INCOME		$245	$214
Adjustments to reconcile net income to total net cash from (used in) operating activities:
Depreciation expense		43	22
Amortization of intangible assets	7	161	14
Net periodic benefit of defined benefit pension plans		(23)	(13)
Provision for doubtful accounts		13	—
(Benefit from) provision for deferred income taxes		(70)	12
Share-based compensation		35	18
Effect of exchange rate changes on net income		5	41
Other, net		—	(22)
Changes in operating assets and liabilities, net of effects from purchase of subsidiaries:
Accounts receivable		(161)	(152)
Fiduciary assets		(1,379)	(749)
Fiduciary liabilities		1,379	749
Other assets		(118)	(48)
Other liabilities		(81)	(149)
Movement on provisions		69	(1)
Net cash from (used in) operating activities		118	(64)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use		(48)	(17)
Capitalized software costs		(18)	—
Acquisitions of operations, net of cash acquired		469	(8)
Redemptions of held-to-maturity investments		11	—
Sales and redemptions of available for sale securities		9	—
Other, net		(6)	17
Net cash from (used in) investing activities		417	(8)
CASH FLOWS USED IN FINANCING ACTIVITIES
Net payments on revolving credit facility		(338)	—
Senior notes issued		997	—
Proceeds from issue of other debt		400	—
Debt issuance costs		—	(1)
Repayments of debt		(1,181)	(4)
Repurchase of shares		—	(15)
Proceeds from issuance of shares and excess tax benefit		11	38
Dividends paid		—	(54)
Acquisitions of and dividends paid to noncontrolling interests		(4)	(3)
Net cash used in financing activities		(115)	(39)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		420	(111)
Effect of exchange rate changes on cash and cash equivalents		2	(21)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		532	635
CASH AND CASH EQUIVALENTS, END OF PERIOD		$954	$503

Supplemental disclosures:
Cash paid for interest	$63	$54
Cash paid for income taxes, net	$49	$19
Issuance of shares and assumed awards in connection with the Merger	$8,723	$—
See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Condensed Consolidated Statements of Changes in Equity
(In millions of U.S. Dollars and numbers of shares in thousands)
(Unaudited)

	Shares outstanding (i)(thousands)	Ordinary shares and APIC (ii)	Retained Earnings	Treasury Shares	AOCL (iii)	Total WTW shareholders’ equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling interests (iv)	Total
Balance as of December 31, 2014	67,460	$1,524	$1,530	$(3)	$(1,066)	$1,985	$22	$2,007	$59
Shares repurchased	(109)	—	(15)	—	—	(15)	—	(15)	—
Net income	—	—	210	—	—	210	3	213	1	$214
Dividends	—	—	(56)	—	—	(56)	(1)	(57)	(3)
Other comprehensive income/(loss)	—	—	—	—	114	114	(1)	113	(6)	$107
Issue of shares under employee stock compensation plans and related tax benefits	444	37	—	—	—	37	—	37	—
Share-based compensation	—	18	—	—	—	18	—	18	—
Foreign currency translation	—	5	—	—	—	5	—	5
Balance as of March 31, 2015	67,795	$1,584	$1,669	$(3)	$(952)	$2,298	$23	$2,321	$51

Balance as of December 31, 2015	68,625	$1,672	$1,597	$(3)	$(1,037)	$2,229	$131	$2,360	$53
Net income	—	—	238	—	—	238	6	244	1	$245
Dividends	—	—	(64)	—	—	(64)	—	(64)	(3)
Other comprehensive income/(loss)	—	—	—	—	(16)	(16)	—	(16)	2	$(14)
Issue of shares under employee stock compensation plans and related tax benefits	273	10	—	—	—	10	—	10	—
Issue of shares for acquisitions	69,500	8,686	—	—	—	8,686	—	8,686	—
Replacement share-based compensation awards issued on acquisition	—	37	—	—	—	37	—	37	—
Share-based compensation	—	35	—	—	—	35	—	35	—
Additional noncontrolling interests	—	(1)	—	—	—	(1)	16	15	—
Foreign currency translation	—	(3)	—	—	—	(3)	—	(3)	—
Balance as of March 31, 2016	138,398	$10,436	$1,771	$(3)	$(1,053)	$11,151	$153	$11,304	$53
_____________________________________________

i.
The nominal value of the ordinary shares and the number of ordinary shares issued in the three months ended March 31, 2015 have been retrospectively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger, Acquisitions and Divestitures for further details.

ii.	Additional paid-in capital (‘APIC’)

iii.	Additional other comprehensive loss, net of tax (‘AOCL’)

iv.
In accordance with the requirements of Accounting Standards Codification 480-10-S99-3A, we have determined that the noncontrolling interest in Max Matthiessen Holding AB should be disclosed as a redeemable noncontrolling interest and presented within mezzanine or temporary equity.

See accompanying notes to the condensed consolidated financial statements

WILLIS TOWERS WATSON
Notes to the Condensed Consolidated Financial Statements
(Tabular amounts are in millions of U.S. Dollars, except per share data)
(Unaudited)
Note 1 — Nature of Operations
Willis Towers Watson is a leading global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. The Company provides both specialized risk management advisory, broking and consulting services on a global basis to clients engaged in specific industrial and commercial activities, and services to small, medium and large corporations through its retail operations. We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals. We help organizations improve performance through effective people, risk and financial management by focusing on providing human capital and financial consulting services.
In our capacity as an advisor, insurance and reinsurance broker, the Company acts as an intermediary between clients and insurance carriers by advising clients on risk management requirements, helping clients determine the best means of managing risk, and negotiating and placing insurance risk with insurance carriers through the Company’s global distribution network.
In our capacity as a consultant, technology and solutions provider and private exchange company, we help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering consulting services that help organizations anticipate, identify and capitalize on emerging opportunities in human capital management as well as investment advice to help our clients develop disciplined and efficient strategies to meet their investment goals. We operate the largest private Medicare exchange in the United States. Through this exchange, we help our clients move to a more sustainable economic model by capping and controlling the costs associated with retiree healthcare benefits.
We believe our broad perspective allows us to see the critical intersections between talent, assets and ideas - the dynamic formula that drives business performance.
See Note 3 — Merger, Acquisitions and Divestitures for information related to our Merger with Towers Watson.
Note 2 — Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited quarterly condensed consolidated financial statements of Willis Towers Watson and our subsidiaries are presented in accordance with the rules and regulations of the Securities and Exchange Commission (‘SEC’) for quarterly reports on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (‘GAAP’). We have reclassified certain prior period amounts to conform to current period presentation. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the condensed consolidated financial statements and results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read together with the Willis Towers Watson audited consolidated financial statements and notes thereto attached as Exhibit 99.1 to the Form 8-K filed with the SEC on March 10, 2016, and may be accessed via EDGAR on the SEC’s web site at www.sec.gov.
The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the entire year. The results reflect certain estimates and assumptions made by management including those estimates used in calculating acquisition consideration and fair value of tangible and intangible assets and liabilities, professional liability claims, estimated bonuses, valuation of billed and unbilled receivables, and anticipated tax liabilities that affect the amounts reported in the condensed consolidated financial statements and related notes.
Significant Accounting Policies
The significant accounting policies listed below are an enhancement of the accounting policies disclosed in the Company’s audited financial statements attached as Exhibit 99.1 to the Form 8-K filed with the SEC on March 10, 2016. These policies and estimates have been added or amended due to the Merger.
Accounts Receivable — Accounts receivable includes both billed and unbilled receivables and are stated at estimated net realizable values. Allowances for billed receivables are recorded, when necessary, in an amount considered by management to be sufficient to meet probable future losses related to uncollectible accounts. Accrued and unbilled receivables are stated at net realizable value which includes an allowance for accrued and unbillable amounts.

Revenue Recognition — Revenue includes insurance commissions, fees for consulting services rendered, hosted and delivered software, survey sales, investment income and other income.
Revenue recognized in excess of billings is recorded as unbilled accounts receivable. Cash collections in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses are included in other operating expenses as a cost of revenue.
Commissions revenue. Brokerage income and fees negotiated in lieu of brokerage are recognized at the later of the policy inception date or when the policy placement is complete. In situations in which our fees are not fixed and determinable due to the uncertainty of the commission fee per policy, we recognize revenue as the fees are determined. Commissions on additional premiums and adjustments are recognized when approved by or agreed between the parties and collectability is reasonably assured.
Consulting revenue. The majority of our consulting revenue consists of fees earned from providing consulting services. We recognize revenue from these consulting engagements when hours are worked, either on a time-and-expense basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client. We have engagement letters with our clients that specify the terms and conditions upon which the engagements are based. These terms and conditions can only be changed upon agreement by both parties. Individual billing rates are principally based on a multiple of salary and compensation costs.
Revenue for fixed-fee arrangements is based upon the proportional performance method to the extent estimates can be made of the remaining work required under the arrangement. If we do not have sufficient information to estimate proportional performance, we recognize the fees straight-line over the contract period. We typically have four types of fixed-fee arrangements: annual recurring projects, projects of a short duration, stand-ready obligations and non-recurring system projects.

◦
Annual recurring projects and projects of short duration. These projects are typically straightforward and highly predictable in nature. As a result, the project manager and financial staff are able to identify, as the project status is reviewed and bills are prepared monthly, the occasions when cost overruns could lead to the recording of a loss accrual.

◦
Stand-ready obligations. Where we are entitled to fees (whether fixed or variable based on assets under management or a per-participant per-month basis) regardless of the hours, we generally recognize this revenue on either a straight-line basis or as the variable fees are calculated.

◦
Non-recurring system projects. These projects are longer in duration and subject to more changes in scope as the project progresses. Certain software or outsourced administration contracts generally provide that if the client terminates a contract, we are entitled to payment for services performed through termination.

Revenue recognition for fixed-fee engagements is affected by a number of factors that change the estimated amount of work required to complete the project such as changes in scope, the staffing on the engagement and/or the level of client participation. The periodic engagement evaluations require us to make judgments and estimates regarding the overall profitability and stage of project completion that, in turn, affect how we recognize revenue. We recognize a loss on an engagement when estimated revenue to be received for that engagement is less than the total estimated costs associated with the engagement. Losses are recognized in the period in which the loss becomes probable and the amount of the loss is reasonably estimable. We have experienced certain costs in excess of estimates from time to time.
Hosted software. We have developed various software programs and technologies that we provide to clients in connection with consulting services. In most instances, such software is hosted and maintained by us and ownership of the technology and rights to the related code remain with us. We defer costs for software developed to be utilized in providing services to a client, but for which the client does not have the contractual right to take possession, during the implementation stage. We recognize these deferred costs from the go live date, signaling the end of the implementation stage, until the end of the initial term of the contract with the client. We determined that the system implementation and customized ongoing administrative services are one combined service. Revenue is recognized over the service period, after the go live date, in proportion to the services performed. As a result, we do not recognize revenue during the implementation phase of an engagement.
Delivered software. We deliver software under arrangements with clients that take possession of our software. The maintenance associated with the initial software fees is a fixed percentage which enables us to determine the stand-alone value of the delivered software separate from the maintenance. We recognize the initial software fees as software is delivered to the client and we recognize the maintenance ratably over the contract period based on each element’s relative fair value. For software arrangements in which initial fees are received in connection with mandatory maintenance for the initial software license to remain active, we determined that the initial maintenance period is substantive. Therefore, we recognize the fees for the initial license and maintenance bundle ratably over the initial contract term, which is generally one year. Each subsequent renewal fee is recognized ratably over the contractually stated renewal period.
Surveys. We collect, analyze and compile data in the form of surveys for our clients who have the option of participating in the survey. The surveys are published online via a web tool that provides simplistic functionality. We have determined that the web tool is inconsequential to the overall arrangement. We record the survey revenue when the results are delivered online and made available to our clients that have a contractual right to the data. If the data is updated more frequently than annually, we recognize the survey revenue ratably over the contractually stated period.
Investment income. Investment income is recognized as earned.
Other Income. Other income comprises gains on disposal of intangible assets, which primarily arise from settlements through enforcing non-compete agreements in the event of losing accounts through producer defection or the disposal of books of business.
Recent Accounting Pronouncements
Not yet adopted
In May 2014, the Financial Accounting Standards Board (‘FASB’) issued Accounting Standard Update (‘ASU’) No. 2014-09 ‘Revenue From Contracts With Customers’. The new standard supersedes most current revenue recognition guidance and eliminates industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The ASU was originally scheduled to become effective for the Company at the beginning of its 2017 fiscal year; early adoption was not initially permitted. However, in August 2015, the FASB issued ASU No. 2015-14 ‘Revenue from Contracts from Customers: Deferral of the Effective Date’ deferring the effective date but permitting early adoption at the original effective date. Consequently, the guidance will now become mandatorily effective for the Company at the beginning of its 2018 fiscal year. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard and the Company is still evaluating its adoption methodology decision. In March 2016, the FASB issued ASU No. 2016-08 ‘Revenue from Contracts with Customers: Principal versus agent considerations’ and in April 2016, the FASB issued ASU No. 2016-10 ‘Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing’, both of which provide additional guidance and examples for the implementation of ASU No. 2014-09. The Company is currently assessing the impact that the standard and related updates will have on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02 ‘Leases’, which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The ASU becomes effective for the Company at the beginning of the 2019 fiscal year; early adoption is permitted. In transition, the Company is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-07 ‘Investments - Equity Method and Joint Venture’, which simplifies the accounting for equity method investments. The amendments in the ASU eliminate the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The ASU becomes effective for the Company at the beginning of the 2017 fiscal year; early adoption is permitted. The ASU is to be applied prospectively. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 ‘Compensation - Stock Compensation’, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU becomes effective for the Company at the beginning of the 2017 fiscal year; early adoption is permitted. Certain applications of the ASU are to be applied prospectively or retrospectively with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.
Adopted in the current period
In June 2014, the FASB issued ASU No. 2014-12 ‘Stock Compensation’, which sets out the guidance where share-based payment awards granted to employees required specific performance targets to be achieved in order for employees to become eligible to vest in the awards and such performance targets could be achieved after an employee completes the requisite service period. The amendment in this update requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The Company adopted this standard on January 1, 2016. The adoption has no material impact to the Company’s consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16 ‘Simplifying the Accounting for Measurement-Period Adjustments’ in relation to business combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified in the measurement period in the reporting period in which the adjustment amounts are determined. The Company adopted this standard on January 1, 2016. Adjustments made to provisional amounts related to business combinations are reflected in the condensed consolidated financial statements and disclosed in Note 7 — Goodwill and Intangible Assets and Note 3 — Merger, Acquisitions and Divestitures to these financial statements.
Note 3 — Merger, Acquisitions and Divestitures
Merger
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
Towers Watson was a leading global professional services firm operating throughout the world, dating back more than 100 years. The Merger will allow the combined firm to go to market with complementary strategic product and services offerings.
At the effective time of the Merger (the ‘Effective Time’), each issued and outstanding share of Towers Watson common stock (the ‘Towers Watson shares’), was converted into the right to receive 2.6490 validly issued, fully paid and nonassessable ordinary shares of Willis (the ‘Willis ordinary shares’), $0.000115 nominal value per share, other than any Towers Watson shares owned by Towers Watson, Willis or Merger Sub at the Effective Time and the Towers Watson shares held by stockholders who are entitled to and who properly exercised dissenter’s rights under Delaware law.
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
On December 30, 2015, all Towers Watson treasury stock was canceled.
The Merger was accounted for using the acquisition method of accounting with Willis considered the accounting acquirer of Towers Watson.

The table below presents the preliminary calculation of aggregate Merger Consideration.

January 4, 2016
Number of shares of Towers Watson common stock outstanding as of January 4, 2016	69 million
Exchange ratio	2.6490
Number of Willis Group Holdings shares issued (prior to reverse stock split)	184 million
Willis Group Holdings price per share on January 4, 2016	$47.18
Fair value of 184 million Willis ordinary shares	$8,686
Value of equity awards assumed	37
Preliminary estimated aggregate Merger Consideration	$8,723
A summary of the preliminary fair values of the identifiable assets acquired, and liabilities assumed, of Towers Watson at January 4, 2016 are summarized in the following table.

January 4, 2016
Cash and cash equivalents	$476
Accounts receivable, net	825
Other current assets	78
Fixed assets, net	207
Goodwill	6,702
Other intangible assets (i)	4,111
Pension benefits assets	67
Other non-current assets	85
Deferred tax liabilities	(1,174)
Liability for pension benefits	(941)
Other current liabilities	(707)
Other non-current liabilities	(266)
Long term debt, including current portion (ii)	(740)
Allocated Aggregate Merger Consideration	$8,723
______________________________

i.	Represents identified finite-lived intangible assets; primarily relates to customer relationships and software and other marketing related intangibles.

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

Upon completion of the fair value assessment following the Merger, the Company anticipates the ultimate fair values of the net assets acquired, including all tax-related assets and liabilities, will differ from the preliminary assessment outlined above. Generally, changes to the initial estimates of the fair value of assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the net assets acquired, and represents the value of the Legacy Towers Watson assembled workforce and the future economic benefits that we expect to achieve as a result of the Merger. None of the goodwill recognized on the transaction is tax deductible.

The acquired intangible assets are attributable to the following categories:

	Amortization basis	Fair Value	Expected life (years)
Customer relationships	In line with underlying cash flows	$2,231	7 - 17
Software	In line with underlying cash flows or straight line basis	728	1 - 10
Product	In line with underlying cash flows	47	20
IPR&D (i)	n/a	91	n/a
Trade name	Straight line basis	1,003	25
Favorable lease agreements	Straight line basis	11	4-11
		$4,111
______________________________

i.
Represents software not yet placed in service as of the acquisition date. Once placed into service, each In process research and development (‘IPR&D’) software component will be reclassified into finite-lived software intangible assets and amortized in line with underlying cash flows or straight line basis.

The following pro forma financial information is unaudited and is intended to reflect the impact of the Merger on Willis Towers Watson’s consolidated financial statements as if the Merger had taken place on January 1, 2015 and presents the results of operations of Willis Towers Watson based on the historical financial statements of Willis and Towers Watson after giving effect to the Merger and pro forma adjustments. Pro forma adjustments are included only to the extent they are (i) directly attributable to the Merger, (ii) factually supportable and (iii) with respect to the consolidated statement of operations, expected to have a continuing impact on the combined results. The accompanying unaudited pro forma financial information is presented for illustrative purposes only and has not been adjusted to give effect to certain expected financial benefits of the Merger, such as revenue synergies, tax savings and cost synergies, or the anticipated costs to achieve these benefits, including the cost of integration activities. The unaudited pro forma results are not indicative of what would have occurred had the Merger taken place on the indicated date.

	Three Months Ended March 31,
	As reported	Pro Forma
	2016	2015
Total revenues	$2,234	$2,012
Net income attributable to Willis Towers Watson	$238	$251
Diluted earnings per share	$1.75	$1.82
The above pro forma financial information for the three months ended March 31, 2015 does not reflect the impact of the Gras Savoye acquisition, had the Gras Savoye transaction, in addition to the Merger, taken place on January 1, 2015, as the effects to Willis Towers Watson’s consolidated financial statements were not material.
Acquired Share-Based Compensation Plans
In connection with our Merger with Towers Watson on January 4, 2016, we assumed certain stock options and restricted stock units (‘RSU’) issued under the Towers Watson & Co. 2009 Long Term Incentive Plan (‘LTIP’), the Liazon Corporation 2011 Equity Incentive Plan, and the Extend Health, Inc. 2007 Equity Incentive Plan.
Stock Options. The outstanding unvested employee stock options were converted into 592,486 Willis Towers Watson stock options using the conversion ratios stated in the agreement for the number of options. The fair value of the stock options was calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected term of each group of options using the fair value share price of Willis Towers Watson’s closing share price on the date of acquisition. We determined the fair value of the portion of the outstanding options related to pre-acquisition employee service using Willis Towers Watson straight-line expense methodology from the date of grant to the acquisition date to be $7 million which was added to the transaction consideration. The fair value of the remaining portion of options related to the post-acquisition employee services was $13 million, and will be recorded over the future vesting periods.
Restricted Stock Units. The outstanding unvested restricted stock units were converted into 597,307 Willis Towers Watson restricted stock units using the conversion ratios stated in the agreement. The fair value of these restricted stock units was calculated using the fair value share price of Willis Towers Watson’s closing share price on the date of acquisition. We determined the fair value of the portion of the outstanding RSUs related to pre-acquisition employee service using Willis Towers Watson straight-line expense methodology from the date of grant to the acquisition date to be $30 million which was added to the transaction consideration. The fair value of the remaining portion of RSUs related to the post-acquisition employee services was $32 million, and will be recorded over the future vesting periods.
Gras Savoye Acquisition
On December 29, 2015, Legacy Willis completed the transaction to acquire substantially all of the remaining 70% of the outstanding share capital of Gras Savoye, the leading insurance broker in France, for total consideration of €544 million ($592 million) of which $582 million in cash was paid at closing. Additionally, the previously held equity interest in Gras Savoye was remeasured to a fair value of €221 million ($241 million) giving a total fair value on a 100% basis of €765 million ($833 million).
The union combines the Company’s global insurance broking footprint with Gras Savoye’s particularly strong presence in France, Central and Eastern Europe, and across Africa. Gras Savoye’s expertise in high-growth markets and industry sectors complements the Company’s global strengths, creating value for clients.
The Company funded the cash consideration with a 1-year term loan. The amount outstanding on our 1-year term loan as of March 31, 2016 was $617 million and is included in short-term debt and current portion of long-term debt on the consolidated balance sheets.
Deferred consideration is payable on the first and second anniversary of the acquisition. The discounted fair value of the deferred consideration is $10 million. None of the goodwill recognized on the transaction is tax deductible.
The following table presents the Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values:

December 29, 2015
Cash and cash equivalents	$87
Fiduciary assets	625
Accounts receivable, net	90
Goodwill	573
Intangible assets	445
Other assets	55
Fiduciary liabilities	(625)
Deferred revenue and accrued expenses	(80)
Short and long-term debt	(80)
Net deferred tax liabilities	(89)
Other liabilities	(178)
Net assets acquired	823
Decrease in paid in capital for purchase of noncontrolling interest	50
Noncontrolling interest acquired	(40)
Preliminary purchase price allocation	$833
The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision within the purchase price allocation period as more detailed analysis is completed and additional information about the value of assets acquired and liabilities assumed becomes available. All aspects of the initial purchase price allocation may be subject to revision within the purchase price allocation period.

The acquired intangible assets are attributable to the following categories:

	Amortization basis	Fair Value	Expected life (years)
Customer relationships	In line with underlying cash flows	$332	20
Software and other intangibles	Straight line basis	79	5
Trade name	Straight line basis	34	14
		$445
Miller Insurance Services LLP Acquisition
On May 31, 2015, Legacy Willis completed the transaction to acquire an 85 percent interest in Miller, a leading London wholesale specialist insurance broking firm, for total consideration of $401 million including cash consideration of $232 million.
Deferred consideration is payable at the first, second and third anniversaries of the acquisition. Contingent consideration is payable at the third anniversary of the acquisition and is contingent on meeting certain EBITDA performance targets. The discounted fair value of the deferred and contingent consideration, based on best estimates, is $124 million and $29 million, respectively.
The purchase price allocation as of the date of acquisition was based on a valuation of the assets acquired, liabilities assumed, and contingent consideration associated with the acquisition. No revisions to the purchase price allocation have been made during the three months ended March 31, 2016.
Note 4 — Segment Information
We are integrating Willis and Towers Watson (together, the ‘Legacy Companies’) and creating a unified platform for global growth, including to position the Company to leverage the Legacy Companies’ mutual distribution strength to enhance market penetration, expand our global footprint and create a strong platform for further innovation.
Until we are integrated, we will continue to manage our business through the Legacy Company platforms. For the three months ended March 31, 2016, we had eight reportable operating segments: Willis International; Willis North America; Willis Capital, Wholesale & Reinsurance (‘CWR’); Willis GB; Towers Watson Benefits; Towers Watson Exchange Solutions; Towers Watson Risk and Financial Services; and Towers Watson Talent and Rewards.
During the second quarter of 2016, we will begin managing our business and reporting our segmental results across four integrated reportable operating segments: Corporate Risk and Broking; Exchange Solutions; Human Capital and Benefits; and Investment, Risk and Reinsurance.
For internal reporting and segmental reporting for the first quarter of 2016, the following items for which segmental management are not held accountable are excluded from segmental expenses:

(i)	costs of certain corporate functions, leadership and projects;

(ii)	certain litigation provisions;

(iii)	Merger-related integration expenses;

(iv)	corporate restructuring costs associated with the Operational Improvement Program for Legacy Willis segments (see Note 5 — Restructuring Costs);

(v)	Merger-related amortization for Legacy Towers Watson intangible assets;

(vi)	share-based compensation; discretionary compensation and related payroll taxes for Legacy Towers Watson segments; and

(vii)	Merger-related deferred revenue adjustment for Legacy Towers Watson segments.
There are no inter-segment revenues, with segments operating on a revenue-sharing basis equivalent to that used when sharing business with other third-party brokers.

Management evaluates the performance of its operating segments and allocates resources to them based on segment revenue and adjusted operating income. Revenue includes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursable expenses).
The table below presents commissions and fees revenue for Legacy Willis reportable segments and revenue (net of reimbursable expenses) for Legacy Towers Watson reportable segments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Willis International	$481	$287
Willis North America	368	356
Willis Capital, Wholesale, and Reinsurance	331	296
Willis GB	139	142
Towers Watson Benefits	486	—
Towers Watson Exchange Solutions	152	—
Towers Watson Risk and Financial Services	144	—
Towers Watson Talent and Rewards	124	—
Total segment revenue	$2,225	$1,081
The table below presents operating income of the reported segments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Willis International	$147	$70
Willis North America	83	78
Willis Capital, Wholesale, and Reinsurance	152	153
Willis GB	20	21
Towers Watson Benefits	173	—
Towers Watson Exchange Solutions	45	—
Towers Watson Risk and Financial Services	34	—
Towers Watson Talent and Rewards	13	—
Total segment operating income	$667	$322

The table below presents a reconciliation of the information reported by segment to the consolidated amounts reported for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Revenue:
Total segment revenue	$2,225	$1,081
Fair value adjustment to deferred revenue in purchase accounting	(32)	—
Reimbursable expenses and interest and other	41	6
Revenue	$2,234	$1,087

Total segment operating income	$667	$322
Differences in allocation methods (i)	13	(15)
Fair value adjustment for deferred revenue	(32)	—
Amortization(iii)	(126)	—
Restructuring costs(iii)	(5)	(11)
Merger-related integration expenses	(44)	—
Provision for the Stanford litigation	(50)	—
Share-based compensation (ii)	(15)	—
Discretionary compensation(iv)	(84)	—
Payroll tax on discretionary compensation(iv)	(6)	—
Other, net	8	(3)
Income from operations	326	293
Interest expense	(46)	(33)
Other expense, net	(18)	(6)
Income from continuing operations before income taxes and interest in earnings of associates	$262	$254
________________________

i.
Certain costs, including costs related to corporate functions and leadership projects, are allocated to our segments based on budgeted expenses determined at the beginning of the fiscal year, as management believes that these costs are largely uncontrollable to the segment. To the extent that the actual expense base, upon which allocations are made, differs from the forecast/budget amount, a reconciling item will be created between internally allocated expenses and the actual expense that we report for GAAP purposes.

ii.	For Legacy Towers Watson segments, share-based compensation excludes certain share-based payments granted in conjunction with our performance bonus, which are included in discretionary compensation.

iii.	Legacy Willis segments include Amortization and Restructuring Costs

iv.	Legacy Towers Watson segments exclude discretionary compensation and related payroll taxes.
The Company does not currently provide asset information by reportable segment as it does not routinely evaluate the total asset position by segment.
Note 5 — Restructuring Costs
In April 2014, Legacy Willis announced a multi-year operational improvement program designed to strengthen its client service capabilities and to deliver future cost savings (hereinafter referred to as the Operational Improvement Program). The main elements of the program, which is expected to be completed by the end of 2017, include the following:

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
The Company recognized restructuring costs of $25 million and $31 million in the three months ended March 31, 2016 and 2015, respectively, related to the Operational Improvement Program. The Company expects to incur total restructuring costs amounting to approximately $440 million through the end of 2017.
An analysis of the cost for restructuring recognized in the statement of operations for the three months ended March 31, 2016 and 2015 by Legacy Willis segment, are as follows:

	Three Months Ended March 31, 2016
	Legacy Willis International	Legacy Willis North America	Legacy Willis Capital, Wholesale & Reinsurance	Legacy Willis GB	Legacy Willis Corporate & Other	Total
Termination benefits	$2	$1	$—	$—	$—	$3
Professional services and other	6	7	1	3	5	22
Total	$8	$8	$1	$3	$5	$25

	Three Months Ended March 31, 2015
	Legacy Willis International	Legacy Willis North America	Legacy Willis Capital, Wholesale & Reinsurance	Legacy Willis GB	Legacy Willis Corporate & Other	Total
Termination benefits	$2	$2	$6	$—	$—	$10
Professional services and other	1	5	—	4	11	21
Total	$3	$7	$6	$4	$11	$31
An analysis of the total cumulative restructuring costs recognized for the Operational Improvement Program from commencement to March 31, 2016 by segment is as follows:

	Legacy Willis International	Legacy Willis North America	Legacy Willis Capital, Wholesale & Reinsurance	Legacy Willis GB	Legacy Willis Corporate & Other	Total
2014
Termination benefits	$3	$3	$1	$9	$—	$16
Professional services and other	2	—	—	1	17	20

2015
Termination benefits	$8	$8	$7	$10	$3	$36
Professional services and other	18	23	2	17	30	90

2016
Termination benefits	$2	$1	$—	$—	$—	$3
Professional services and other	6	7	1	3	5	22
Total
Termination benefits	$13	$12	$8	$19	$3	$55
Professional services and other	26	30	3	21	52	132
Total	$39	$42	$11	$40	$55	$187

At March 31, 2016, the Company’s liability under the Operational Improvement Program is as follows:

	Termination Benefits	Professional Services and Other	Total
Balance at January 1, 2014	$—	$—	$—
Charges incurred	16	20	36
Cash payments	(11)	(14)	(25)
Balance at December 31, 2014	5	6	11
Charges incurred	36	90	126
Cash payments	(26)	(85)	(111)
Balance at December 31, 2015	15	11	26
Charges incurred	3	22	25
Cash payments	(7)	(23)	(30)
Balance at March 31, 2016	$11	$10	$21
Note 6 — Income Taxes
Provision for income taxes for the three months ended March 31, 2016 was $18 million, compared to $56 million for the three months ended March 31, 2015. The effective tax rate was 6.9% for the three months ended March 31, 2016 and 22.0% for the three months ended March 31, 2015. The lower effective tax rate for the three months ended March 31, 2016 was primarily due to the change in the global mix of income impacted by the Merger as described in Note 3 — Merger, Acquisitions and Divestitures. The Merger resulted in additional deductions in jurisdictions with high statutory income tax rates, which reduced the global effective tax rate.
Historically, we have not provided deferred taxes on cumulative earnings of our subsidiaries that have been reinvested indefinitely.  As a result of the Merger, we changed our assertion on a portion of certain acquired Towers Watson foreign subsidiaries’ unremitted earnings and recorded a deferred tax liability through goodwill.  We continue to assert that the historical cumulative earnings of our other subsidiaries are reinvested indefinitely and we do not provide deferred tax liabilities on these amounts.
The Company records valuation allowances against net deferred tax assets based on whether it is more likely than not that the deferred tax assets will be realized.
We have liabilities for uncertain tax positions under Accounting Standards Codification (‘ASC’) 740, Income Taxes of $56 million, excluding interest and penalties. The Company believes the outcomes that are reasonably possible within the next 12 months may result in a reduction in the liability for uncertain tax positions in the range of approximately $5 million to $10 million, excluding interest and penalties.
Note 7 — Goodwill and Intangible Assets
Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Goodwill is not amortized but is subject to impairment testing annually and whenever facts or circumstances indicate that the carrying amounts may not be recoverable.
For the three months ended March 31, 2016, the Company was organized into eight reporting units which are consistent with its operating segments: Willis International, Willis North America, Willis Capital, Wholesale and Reinsurance (‘CWR’), Willis GB, Towers Watson Benefits, Towers Watson Exchange Solutions, Towers Watson Risk and Financial Services and Towers Watson Talent and Rewards - see Item 1 in our Annual Report on Form 10-K filed with the SEC on February 29, 2016, for detailed descriptions of the segments. Goodwill is allocated to these reporting units based on the original purchase price allocation for acquisitions within the reporting units. When a business entity is sold, goodwill is allocated to the entity disposed of based on the relative fair value of that entity compared with the fair value of the reporting unit in which it is included.

The components of goodwill are outlined below for the three months ended March 31, 2016:

	LW Inter- national	LW North America	LW CWR	LW GB	LTW Benefits	LTW Exchange Solutions	LTW Risk and Financial Services	LTW Talent and Rewards	Total
Balance at December 31, 2015
Goodwill, gross	$1,120	$1,512	$1,025	$572	$—	$—	$—	$—	$4,229
Accumulated impairment losses	—	(492)	—	—	—	—	—	—	(492)
Goodwill, net	$1,120	$1,020	$1,025	$572	$—	$—	$—	$—	$3,737
Purchase price allocation adjustments	—	—	—	2	—	—	—	—	2
Goodwill acquired during the period	2	—	—	—	2,987	2,240	728	747	6,704
Goodwill disposed of during the period	—	(5)	—	—	—	—	—	—	(5)
Foreign exchange	46	—	(4)	(3)	—	—	—	—	39
Balance at March 31, 2016
Goodwill, gross	$1,168	$1,507	$1,021	$571	$2,987	$2,240	$728	$747	$10,969
Accumulated impairment losses	—	(492)	—	—	—	—	—	—	(492)
Goodwill, net	$1,168	$1,015	$1,021	$571	$2,987	$2,240	$728	$747	$10,477
The following table reflects changes in the net carrying amount of the components of finite-lived intangible assets for the three months ended March 31, 2016:

	Balance as of December 31, 2015	Intangible assets acquired	Intangible assets disposed	Amortization	Foreign Exchange	Balance as of March 31, 2016
Client relationships	$920	$2,231	$(3)	$(110)	$19	$3,057
Management contracts	62	—	—	(1)	2	63
Software	77	728	—	(38)	1	768
Trademark and trade name	50	1,003	—	(10)	1	1,044
Product	—	47	—	(1)	(1)	45
Favorable agreements	2	11	—	—	—	13
Other	4	1	—	(1)	1	5
Total amortizable intangible assets	$1,115	$4,021	$(3)	$(161)	$23	$4,995
We record amortization related to our finite-lived intangible assets. Exclusive of the amortization of our favorable lease agreements, for the three months ended March 31, 2016 and March 31, 2015, we recorded amortization of $161 million and $14 million, respectively.
Our acquired unfavorable lease liabilities were $33 million and $23 million as of March 31, 2016 and December 31, 2015, respectively, and are recorded in the other noncurrent liabilities in the condensed consolidated balance sheet.
In process research and development intangible assets of $91 million have not yet been placed in service and are not included in the table above.

The following table reflects the carrying value of finite-lived intangible assets and liabilities as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Client relationships	$3,535	$(478)	$1,293	$(373)
Management contracts	69	(6)	67	(5)
Software	805	(37)	77	—
Trademark and trade name	1,056	(12)	52	(2)
Product	46	(1)	—	—
Favorable agreements	14	(1)	2	—
Other	8	(3)	8	(4)
Total finite-lived assets	$5,533	$(538)	$1,499	$(384)

Unfavorable agreements	$35	$(2)	$23	$—
Total finite-lived intangible liabilities	$35	$(2)	$23	$—
The weighted average remaining life of amortizable intangible assets and liabilities at March 31, 2016 was 15.0 years.
The table below reflects the future estimated amortization expense for amortizable intangible assets and the rent offset resulting from amortization of the net lease intangible assets and liabilities for the remainder of 2016 and for subsequent years:

Year ending December 31,	Amortization	Rent offset
Remainder of 2016	$471	$(3)
2017	594	(4)
2018	544	(3)
2019	488	(2)
2020	431	(2)
Thereafter	2,454	(6)
Total	$4,982	$(20)
Note 8 — Derivative Financial Instruments
We are exposed to certain interest rate and foreign currency risks. Where possible, we identify exposures in our business that can be offset internally. Where no natural offset is identified, we may choose to enter into various derivative transactions. These instruments have the effect of reducing our exposure to unfavorable changes in interest and foreign currency rates. The Company’s Board of Directors reviews and approves policies for managing each of these risks as summarized below.
Interest Rate Risk - Investment Income
As a result of the Company’s operating activities, the Company holds fiduciary funds. The Company earns interest on these funds, which is included in the Company’s financial statements as interest and other income. These funds are regulated in terms of access as are the instruments in which they may be invested, most of which are short-term in nature.
During 2015, in order to manage interest rate risk arising from these financial assets, the Company entered into interest rate swaps to receive a fixed rate of interest and pay a variable rate of interest. These derivatives were designated as hedging instruments and as of March 31, 2016 and December 31, 2015 had a total notional amount of $300 million for each period and a net fair value of $2 million and nil, respectively.
Foreign Currency Risk
A number of our non-U.S. subsidiaries receive revenues and incur expenses in currencies other than their functional currency and as a result, the foreign subsidiary’s functional currency revenues will fluctuate as the currency rates change. Additionally, our London brokerage market operations forecast Pound sterling expenses may exceed Pound Sterling revenues, and may also hold a significant net sterling asset or liability position in the balance sheet. To reduce the variability, we use foreign exchange forward contracts to hedge this foreign exchange risk.
These derivatives were designated as hedging instruments and as of March 31, 2016 and December 31, 2015 had a total notional amount of $1.1 billion and $1.3 billion, respectively, and net fair value liabilities of $57 million and $31 million, respectively.
At March 31, 2016 the Company estimates, based on current interest and exchange rates, there will be $25 million of net derivative losses on forward exchange rates, interest rate swaps, and treasury locks reclassified from accumulated comprehensive income into earnings within the next twelve months as the forecast transactions affect earnings. At March 31, 2016, our longest outstanding maturity was 2.7 years.
We also enter into foreign currency transactions, primarily to hedge certain intercompany loans. These derivatives are not generally designated as hedging instruments and at March 31, 2016 and December 31, 2015 we had notional amounts of $958 million and $532 million, respectively, and net fair value liabilities of $13 million and nil, respectively.
We recorded a loss of $12 million and a gain of $2 million in other expense, net on the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively, for derivatives not designated as hedging instruments.
We record gains or losses related to the changes in the fair value of our financial instruments for foreign exchange forward contracts accounted for as foreign currency hedges in other expense, net in the condensed consolidated statements of operations. For the three months ended March 31, 2016, we recorded losses of $13 million for instruments still held at March 31, 2016. For the three months ended March 31, 2015, we recorded gains of $2 million for instruments still held at March 31, 2015.
Note 9 — Debt
Short-term debt and current portion of long-term debt consists of the following:

	March 31, 2016	December 31, 2015
1-year term loan facility matures 2016	$617	$587
4.125% senior notes due 2016	—	300
6.200% senior notes due 2017	394	—
Current portion of 7-year term loan facility expires 2018	22	22
Current portion of term loan expires 2019	85	—
Short-term borrowing under bank overdraft arrangement	26	79
	$1,144	$988
Long-term debt consists of the following:

	March 31, 2016	December 31, 2015
Revolving $800 million credit facility	$135	$467
6.200% senior notes due 2017	—	394
7-year term loan facility expires 2018	213	218
Term loan expires 2019	232	—
7.000% senior notes due 2019	186	186
5.750% senior notes due 2021	495	495
3.500% senior notes due 2021	445	—
4.625% senior notes due 2023	247	247
4.400% senior notes due 2026	543	—
6.125% senior notes due 2043	271	271
	$2,767	$2,278

Senior Notes
On March 22, 2016, Willis Towers Watson issued $450 million of 3.500% senior notes due 2021 (‘2021 Notes’) and $550 million of 4.400% senior notes due 2026 (‘2026 Notes’). The effective interest rates of these senior notes are 3.707% and 4.572%, respectively, which includes the impact of the discount upon issuance. The 2021 Notes and the 2026 Notes will mature on September 15, 2021 and March 15, 2026, respectively. Interest accrues on the notes from March 22, 2016 and will be paid in cash on March 15 and September 15 of each year, commencing September 15, 2016. The net proceeds from this offering, after deducting underwriter discounts and commissions and estimated offering expenses, were $988 million. We used the net proceeds of this offering as follows: to repay $300 million principal under our $800 million revolving credit facility and related accrued interest, which was drawn to repay our 4.125% senior notes on March 15, 2016; to repay $400 million principal on the second tranche under our 1-year term loan facility and related accrued interest; and to pay down a portion of the remaining principal amount outstanding under our $800 million revolving credit facility and related accrued interest.
$800 million revolving credit facility
Drawings under the $800 million revolving credit facility bear interest at LIBOR plus a margin of 1.25% to 2.00%, or alternatively the base rate plus a margin of 0.25% to 1.00% based upon the Company’s guaranteed senior unsecured long-term debt rating; a 1.375% margin applies while the Company’s debt rating remains BBB/Baa3. As of March 31, 2016 and December 31, 2015, $135 million and $467 million was outstanding under this revolving credit facility, respectively.
7-year term loan facility
The 7-year term loan facility expiring 2018 bears interest at the same rate applicable to the $800 million revolving credit facility and is repayable in quarterly installments of $6 million and a final repayment of $186 million is due in the third quarter of 2018.
1-year term loan facility
On November 20, 2015, Legacy Willis entered into a 1-year term loan facility. The 1-year term loan has two tranches: one of €550 million, of which €544 million ($592 million) was drawn on December 19, 2015 and used to finance the acquisition of Gras Savoye. The second tranche of $400 million was drawn on January 4, 2016 and used to re-finance debt held by Legacy Towers Watson which became due on acquisition. The term loan facility matures on December 19, 2016. For Eurocurrency Rate Loans in U.S. dollars, advances under the term facility bear interest at a rate equal to, LIBOR or EURIBOR, plus an applicable margin of 1.25% to 2.00%, or alternatively the base rate plus a margin of 0.25% to 1.00%, provided that beginning 180 days after the initial funding date, 0.5% will be added to the applicable margin and, provided further, that the LIBOR or EURIBOR rate, as applicable, cannot be below zero. A 1.375% margin applies while the Company’s debt rating remains BBB/Baa3. The advance drawn on January 4, 2016 was repaid in its entirety on March 22, 2016 from a portion of the proceeds from the issuance of our senior notes discussed above. The amounts outstanding as of March 31, 2016 and December 31, 2015 were $620 million and $592 million, respectively, and are included in the current portion of long-term debt on the consolidated balance sheets. The debt outstanding as of March 31, 2016 and December 31, 2015 is gross of $3 million and $5 million, respectively, in debt fees related to the 1-year term loan facility.
WSI revolving credit facility
Advances under the Willis Securities, Inc. (‘WSI’) revolving credit facility bear interest at a rate equal to LIBOR plus a margin of 1.25% to 2.00%, or alternatively the base rate plus a margin of 0.25% to 1.00%, based upon the Company’s guaranteed senior-unsecured long-term debt rating. A margin of 1.50% applies while the Company’s debt rating remains BBB/Baa3.
As of March 31, 2016 and December 31, 2015, there were no borrowings outstanding under the WSI revolving credit facility. On April 27, 2016, the end date of the credit period was extended to April 28, 2017 and the repayment date was extended to April 28, 2018. There were no other significant changes in the terms of this credit facility.
The agreements relating to the $800 million revolving credit facility, the 7-year term loan facility, and the 1-year term loan contain requirements that we are not to exceed certain levels of consolidated funded indebtedness in relation to consolidated EBITDA and we are to maintain at least a minimum level of consolidated EBITDA to consolidated cash interest expense, subject to certain adjustments. In addition, the agreements relating to our facilities and senior notes include, in the aggregate, covenants relating to the delivery of financial statements, reports and notices, limitations on liens, limitations on sales and other disposals of assets, limitations on indebtedness and other liabilities, limitations on sale and leaseback transactions, limitations on mergers and other fundamental changes, maintenance of property, maintenance of insurance, nature of business, compliance with applicable laws, maintenance of corporate existence and rights, payment of taxes and access to information and properties. At March 31, 2016 and December 31, 2015, we were in compliance with all financial covenants.

Term Loan Due December 2019
On January 4, 2016, we acquired a $340 million term loan in connection with the Merger. On November 20, 2015, Towers Watson Delaware Inc. entered into a four-year amortizing term loan agreement for up to $340 million with a consortium of banks to help fund the pre-Merger special dividend. On December 28, 2015, Towers Watson Delaware Inc. borrowed the full $340 million.
The interest rate on the term loan is based on the Company’s choice of one, two, three or six-month LIBOR plus a spread of 1.25% to 1.75%, or alternatively the bank base rate plus 0.25% to 0.75%. The spread to each index is dependent on the Company’s consolidated leverage ratio. The weighted-average interest rate on this term loan for the three months ended March 31, 2016 was 1.78%. The term loan amortizes at a rate of $21 million per quarter, beginning in March 2016, with a final maturity date of December 2019. The Company has the right to prepay a portion or all of the outstanding term loan balance on any interest payment date without penalty. At March 31, 2016, the balance outstanding on the term loan was $319 million, gross of $2 million in debt issuance fees.
The agreements associated with this financing contain customary representations and warranties and affirmative and negative covenants. The term loan requires Towers Watson Delaware Inc., as a consolidated entity, to maintain certain financial covenants that include a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Leverage Ratio (which terms in each case are defined in the term loan agreement). In addition, the term loan contains restrictions on the ability of Towers Watson Delaware Inc. to, among other things, incur additional indebtedness; pay dividends; make distributions; create liens on assets; make acquisitions; dispose of property; engage in sale-leaseback transactions; engage in mergers or consolidations, liquidations and dissolutions; engage in certain transactions with affiliates; and make changes in lines of businesses. Additionally, Towers Watson Delaware Inc. is prohibited from providing guarantees of debt outside of the Towers Watson Delaware Inc. consolidated entity. At March 31, 2016, we were in compliance with all financial covenants.
Note 10 — Fair Value Measurements
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
The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:
The fair values of long-term debt instruments (excluding related fair value hedges) are not measured at fair value on a recurring basis and are based on quoted market values and are classified as Level 1 measurements, with the exception of the 7-year term loan facility and drawings under our $800 million revolving credit facility where fair value is determined using observable market data for similar debt instruments of comparable maturities (Level 2 measure).
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
Available-for-sale securities are classified as Level 1 and we generally use quoted market prices in determining the fair value of our available-for-sale securities.

The following presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	Fair Value Measurements on a Recurring Basis at March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Mutual funds / exchange traded funds	$39	$—	$—	$39
Derivatives:
Derivative financial instruments (i)	$—	$15	$—	$15
Liabilities:
Derivatives:
Derivative financial instruments (i)	$—	$83	$—	$83

	Fair Value Measurements on a Recurring Basis at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives:
Derivative financial instruments (i)	$—	$26	$—	$26
Liabilities:
Derivatives:
Derivative financial instruments (i)	$—	$57	$—	$57
_________________________

i	See Note 8 — Derivative Financial Instruments for further information on our derivative investments.
The following presents our liabilities whose carrying value differs from the fair value and are not measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Current portion of long term debt	$1,144	$1,164	$988	$998
Long-term debt	$2,767	$2,922	$2,278	$2,394
The remeasurement of goodwill is classified as non-recurring level 3 fair value assessment due to the significance of unobservable inputs developed using company-specific information, see Note 7 — Goodwill and Intangible Assets.
Note 11 — Retirement Benefits
Defined Benefit Plans and Post-retirement Welfare Plan
Willis Towers Watson sponsors both qualified and non-qualified defined benefit pension plans and other post-retirement welfare plans (‘PRW’) plans throughout the world. The majority of our plan assets and obligations are in the United States and the United Kingdom. We have also included disclosures related to defined benefit plans in certain “other” countries, which includes Canada, Germany, Ireland and the Netherlands. Together, these disclosed funded and unfunded plans represented 99% of Willis Towers Watson’s pension and PRW obligations and are disclosed herein for the 2016 disclosures.
On January 4, 2016, in connection with the Merger, we acquired additional defined benefit pension, PRW, and defined contribution plans. Total plan assets of approximately $3.7 billion and projected benefit obligations of approximately $4.6 billion were acquired. The funded status for each of the acquired plans has been included in the preliminary values of identifiable assets acquired, and liabilities assumed in Note 3 — Merger, Acquisitions and Divestitures and are recorded as $67 million in pension benefits assets and $941 million in liability for pension benefits.

Significant plans acquired are described below:
United States
Legacy Towers Watson U.S. defined benefit pension plan – Prior to December 31, 2010 employees earned benefits under their original plan formulas, which were frozen on December 31, 2011. Beginning January 1, 2012, all Legacy Towers Watson employees, including named executive officers, accrue qualified and non-qualified benefits under a stable value pension design.
The Legacy Towers Watson U.S. Defined Contribution Plan allows eligible Towers Watson U.S. associates to participate in a savings plan design that provides for 100% match on the first 2% of employee contributions and 50% match on the next 4% of employee contributions. Employees vest in the employer match upon two years of service.
United Kingdom
Legacy Towers Watson U.K. defined benefit pension plan – Benefit accruals earned under a Legacy Watson Wyatt defined benefit plan (predominantly pension benefits) ceased on February 28, 2015, although benefits earned prior to January 1, 2008 retain a link to salary until the employee leaves the Company.  Benefit accruals earned under a Legacy Towers Perrin defined benefit plan (predominantly lump sum benefits) were frozen on March 31, 2008.  All associates now accrue defined contribution benefits.
The Legacy Towers Watson U.K. defined contribution plan has a money purchase feature to which we make core contributions plus additional contributions matching those of the participating associates up to a maximum rate. Contribution rates depend on the age of the participant and whether or not they arise from salary sacrifice arrangements through which the associate has elected to receive contributions in lieu of additional salary.
Other
In addition to the Legacy Towers Watson U.S. and U.K. defined benefit pension plans, we acquired smaller defined benefit pension plans in Canada, Germany, Ireland and the Netherlands.
Post-retirement Welfare Plan
Legacy Towers Watson Post-retirement Benefits – We provide certain health care and life insurance benefits for retired employees in the U.S. The principal plans cover associates in the U.S. who have met certain eligibility requirements. Our principal post-retirement benefit plans are primarily unfunded. Retiree medical benefits provided under our U.S. post-retirement benefit plans were closed to new hires effective January 1, 2011. Life insurance benefits under the plans were frozen with respect to service, eligibility and amounts as of January 1, 2012 for active associates.
Components of Net Periodic Benefit Cost for Defined Benefit Pension and Post-retirement Welfare Plans
The following table sets forth the components of net periodic benefit cost for the Company’s defined benefit pension and post-retirement welfare plans for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016				2015
	U.S.	U.K.	Other	PRW	U.S.	U.K.	Other	PRW
Service cost	$15	$6	$5	$—	$—	$10	$1	$—
Interest cost	34	28	6	1	10	26	2	—
Expected return on plan assets	(59)	(64)	(8)	—	(14)	(57)	(1)	—
Settlement	—	—	2	—	—	—	—	—
Amortization of net loss	3	11	—	—	3	9	—	—
Amortization of prior service (credit)	—	(5)	—	—	—	(2)	—	—
Net periodic benefit (income) cost	$(7)	$(24)	$5	$1	$(1)	$(14)	$2	$—
Employer Contributions to Defined Benefit Pension Plans
The Company made no contributions to its U.S. plans for the three months ended March 31, 2016 and has not yet determined the contributions to be made over the remainder of the fiscal year. The Company made contributions of $32 million to its U.K. plans for the three months ended March 31, 2016 and anticipates making additional contributions of $78 million for the remainder of the fiscal year. The Company made contributions of $6 million to its other plans for the three months ended March 31, 2016 and anticipates making additional contributions of $17 million for the remainder of the fiscal year.
Defined Contribution Plans
The Company made contributions of $36 million and $14 million to its various defined contribution plans during the three months ended March 31, 2016 and 2015, respectively.
Note 12 — Commitments and Contingencies
Pensions
The Company’s pension funding obligations are described in Note 11 — Retirement Benefits.
Operating Leases
The Company leases certain land, building and equipment under various operating lease commitments. The total amount of the minimum rent is expensed on a straight line basis over the term of the lease.
During the three months ended March 31, 2016, the Company has assumed gross real estate operating lease obligations related to the Merger with Towers Watson of approximately $459 million.
Other Contractual Obligations
On October 1, 2015, Legacy Towers Watson made a capital commitment of $40 million to Longitude Holdings Limited in exchange for 48,322 common shares outstanding representing 24.2% of outstanding equity ownership. As of March 31, 2016, approximately $5 million of capital contributions had been made towards this commitment.
Indemnification Agreements
Willis Towers Watson has various agreements which provide that it may be obligated to indemnify the other party to the agreement with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business and in connection with the purchase and sale of certain businesses. Although it is not possible to predict the maximum potential amount of future payments that may become due under these indemnification agreements because of the conditional nature of Willis Towers Watson’s obligations and the unique facts of each particular agreement, Willis Towers Watson does not believe any potential liability that might arise from such indemnity provisions is probable or material. There are no provisions for recourse to third parties, nor are any assets held by any third parties that any guarantor can liquidate to recover amounts paid under such indemnities.
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
In re Towers Watson & Co. Stockholders Litigation
Five putative class action complaints challenging the Merger were filed in the Court of Chancery for the State of Delaware, captioned New Jersey Building Laborers’ Statewide Annuity Fund v. Towers Watson & Co., et al., C.A. No. 11270-CB (filed on July 9, 2015), Stein v. Towers Watson & Co., et al., C.A. No. 11271-CB (filed on July 9, 2015), City of Atlanta Firefighters’ Pension Fund v. Ganzi, et al., C.A. No. 11275-CB (filed on July 10, 2015), Cordell v. Haley, et al., C.A. No. 11358-CB (filed on July 31, 2015), and Mills v. Towers Watson & Co., et al., C.A. No. 11423-CB (filed on August 24, 2015).  The Stein action was voluntarily dismissed on July 28, 2015.  These complaints were filed by purported stockholders of Towers Watson on behalf of a putative class comprised of all Towers Watson stockholders. The complaints sought, among other things, to enjoin the Merger, and generally alleged that Towers Watson’s directors breached their fiduciary duties to Towers Watson stockholders by agreeing to merge Towers Watson with Willis through an inadequate and unfair process, which led to inadequate and unfair consideration, and by agreeing to unfair deal protection devices.  The complaints also alleged that Willis and the Merger Sub formed for purposes of consummating the Merger aided and abetted the alleged breaches of fiduciary duties by Towers Watson directors.  On August 17, 2015, the court consolidated the New Jersey Building Laborers’ Statewide Annuity Fund, City of Atlanta Firefighters’ Pension Fund, and Cordell actions (the Mills action had not yet been filed) and any other actions then pending or thereafter filed arising out of the same issues of fact under the caption In re Towers Watson & Co. Stockholders Litigation, Consolidated C.A. No. 11270-CB.  On September 9, 2015, the plaintiffs in the consolidated action and in Mills filed a consolidated amended complaint, which, among other things, added claims for alleged misstatements and omissions from a preliminary proxy statement and prospectus for the Merger dated August 27, 2015.  On September 17, 2015, plaintiffs filed a motion for expedited proceedings and a motion for a preliminary injunction, which motions plaintiffs voluntarily withdrew on October 19, 2015.  On December 14, 2015, the defendants filed motions to dismiss the consolidated amended complaint. On April 1, 2016, the court consolidated the Mills action into the consolidated action. On April 18, 2016, the court dismissed the consolidated action as moot, set a briefing schedule for plaintiffs’ application for an award of attorneys’ fees and reimbursement of expenses, and scheduled a hearing on plaintiffs’ fee and expense application for June 28, 2016. On April 27, 2016, plaintiffs filed a petition for an award of attorneys’ fees and expenses, requesting an aggregate fee and expense award of at least $1.7 million. Based on all of the information to date, the Company is currently unable to provide an estimate of the reasonably possible loss or range of loss.  The defendants intend to vigorously oppose plaintiff’s fee and expense application.
Merger-related Appraisal demands
Between November 12, 2015, and December 10, 2015, in connection with the then-proposed Merger, Towers Watson received demands for appraisal under Section 262 of the Delaware General Corporation Law on behalf of ten purported beneficial owners of an aggregate of approximately 2.4% of the shares of Towers Watson common stock outstanding at the time of the Merger. As of May 10, 2016, demands for appraisal purportedly relating to 2% of the shares of Towers Watson common stock that were outstanding at the time of the Merger remain outstanding and have not been withdrawn. Between March 3, 2016 and March 23, 2016, three appraisal petitions were filed in the Court of Chancery for the State of Delaware on behalf of three purported beneficial owners of an aggregate of 1,354,338 shares of Towers Watson common stock, captioned Rangeley Capital LLC v. Towers Watson & Co., C.A. No. 12063-CB, Merion Capital L.P. v. Towers Watson & Co., C.A. No. 12064-CB, and College Retirement Equities Fund v. Towers Watson & Co., C.A. No. 12126-CB. The appraisal petitions seek, among other things, a determination of the fair value of the appraisal petitioners’ shares at the time of the Merger; an order that Towers Watson pay that value to the appraisal petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses. Towers Watson answered the appraisal petitions between March 24, 2016, and April 18, 2016. On May 9, 2016, the court consolidated the three pending appraisal proceedings under the caption In re Appraisal of Towers Watson & Co., Consolidated C.A. No. 12064-CB. Based on all of the information to date, the Company is currently unable to provide an estimate of the reasonably possible loss or range of loss.  The Company intends to vigorously defend against the appraisal proceedings.
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

On March 31, 2016, the parties in the Troice and Janvey actions entered into a settlement in principle that is described in more detail below.

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
On March 31, 2016, the parties in the Troice and Janvey actions entered into a settlement in principle that is described in more detail below.
The plaintiffs in Janvey and Troice and the other actions above seek overlapping damages, representing either the entirety or a portion of the total alleged collective losses incurred by investors in Stanford certificates of deposit, notwithstanding the fact that Legacy Willis acted as broker of record for only a portion of time that Stanford issued certificates of deposit. In the fourth quarter of 2015, the Company recognized a $70 million litigation provision for loss contingencies relating to the Stanford matters based on its ongoing review of a variety of factors as required by accounting standards.
On March 31, 2016, the Company entered into a settlement in principle for $120 million relating to this litigation, and we have therefore increased our provisions by $50 million. Further details on this settlement in principle are given below.
The settlement is contingent on a number of conditions, including court approval of the settlement and a bar order prohibiting any continued or future litigation against Willis related to Stanford, which may not be given. Therefore, the ultimate resolution of these matters may differ from the amount provided for. The Company continues to dispute the allegations and, to the extent litigation proceeds, to defend the lawsuits vigorously.
Settlement-in-Principle.  On March 31, 2016, the Company entered into a settlement in principle, as reflected in a Settlement Term Sheet, relating to the Stanford litigation matter. The Company has agreed to the Settlement Term Sheet to eliminate the distraction, burden, expense and uncertainty of further litigation. In particular, if the settlement and the related bar orders described below are approved by the Court and become effective, the Company (a newly-combined firm) would be able to conduct itself with the bar orders’ protection from the continued overhang of matters alleged to have occurred approximately a decade ago. Further, the Settlement Term Sheet provides that the parties understand and agree that there is no admission of liability or wrongdoing by the Company. The Company expressly denies any liability or wrongdoing with respect to the matters alleged in the Stanford litigation. Specifically, the parties to the Settlement Term Sheet are Ralph S. Janvey (in his capacity as the Court-appointed receiver (the ‘Receiver’) for The Stanford Financial Group and its affiliated entities in receivership (collectively, ‘Stanford’)), the Official Stanford Investors Committee, Samuel Troice, Martha Diaz, Paula Gilly-Flores, Punga Punga Financial, Ltd., Manuel Canabal, Daniel Gomez Ferreiro and Promotora Villa Marina, C.A. (collectively, ‘Plaintiffs’), on the one hand, and Willis Towers Watson Public Limited Company (formerly Willis Group Holdings Public Limited Company), Willis Limited, Willis North America Inc. and Willis of Colorado, Inc. (collectively, ‘Defendants’), on the other hand.
Under the terms of the Settlement Term Sheet, the parties have agreed in principle to settle and dismiss the Janvey and Troice actions (collectively, the ‘Actions’) and all current or future claims arising from or related to Stanford. If the settlement, including the bar orders described below, is approved by the Court and is not subject to further appeal, Willis North America Inc. will make a one-time cash payment of $120 million to the Receiver to be distributed to all Stanford investors who have claims recognized by the Receiver pursuant to the distribution plan in place at the time the payment is made. The Company expects the Actions to be stayed pending final approval of the settlement agreement and bar orders. The timing of any final decision is subject to the discretion of the Court and any appeal, and the Court may decide not to approve the settlement.
The Settlement Term Sheet also provides the parties’ agreement to seek the Court’s entry of bar orders prohibiting any continued or future litigation against the Defendants and their related parties of claims relating to Stanford, whether asserted to date or not. The terms of the bar orders therefore would prohibit all Stanford-related litigation described above, and not just the Actions, including any pending matters and any actions that may be brought in the future. Final Court approval of these bar orders is a condition of the settlement. The settlement is also subject to the execution of a definitive settlement agreement and other related documentation, notice to Stanford’s investor claimants, and approval by U.S. District Court for the Northern District of Texas.
City of Houston
On August 1, 2014, the City of Houston (‘plaintiff’) filed suit against Legacy Towers Watson in the United States District Court for the Southern District of Texas, Houston Division. On March 8, 2016, plaintiff filed its First Amended Complaint.
In the amended complaint, plaintiff alleges various deficiencies in pension actuarial work-product and advice stated to have been provided by Legacy Towers Watson’s predecessor firm, Towers Perrin, in its capacity as principal actuary to the Houston Firefighters’ Relief and Retirement Fund (the ‘Fund’). Towers Perrin is stated to have acted in this capacity between ‘the early 1980s until 2002’.
In particular, the amended complaint alleges ‘misrepresentations and miscalculations’ in valuation reports allegedly issued by Towers Perrin from 2000 through 2002 upon which plaintiff claims to have relied. Plaintiff asserts that Towers Perrin assigned a new team of actuaries to the Fund in 2002 ‘to correct Towers’ own earlier mistakes’ and that the new team ‘altered’ certain calculations which ‘increased the actuarial accrued liability by $163 million.’ Plaintiff claims that the reports indicated that the City’s minimum contribution percentages to the Fund would remain in place through at least 2018; and that existing benefits under the Fund could be increased, and new benefits could be added, without increasing plaintiff’s financial burden, and without increasing plaintiff’s rate of annual contributions to the Fund. The amended complaint alleges that plaintiff relied on these reports when supporting a new benefit package for the Fund.  These reports, and other advice, are alleged, among other things, to have been negligent, to have misrepresented the present and future financial condition of the Fund and the contributions required to be made by plaintiff to support those benefits. Plaintiff asserts that, but for Towers Perrin’s alleged negligence and misrepresentations, plaintiff would not have supported the benefit increase, and that such increased benefits would not and could not have been approved or enacted.  It is further asserted that Towers Perrin’s alleged ‘negligence and misrepresentations damaged the City to the tune of tens of millions of dollars in annual contributions.’
Plaintiff seeks the award of punitive damages, actual damages, exemplary damages, special damages, attorney’s fees and expenses, costs of suit, pre- and post- judgment interest at the maximum legal rate, and other unspecified legal and equitable relief.  Plaintiff has not yet quantified fully its asserted damages.
On October 10, 2014, Legacy Towers Watson filed a motion to dismiss plaintiff’s entire complaint on the basis that the complaint fails to state a claim upon which relief can be granted. On November 21, 2014, the City filed its response in opposition to Legacy Towers Watson’s motion to dismiss. On September 23, 2015, Legacy Towers Watson’s motion to dismiss was denied by the United States District Court for the Southern District of Texas, Houston Division. The court entered a scheduling order setting trial for May 30, 2017.

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
TWL sent a Letter of Response on December 23, 2014.
On November 11, 2015, the Trustee issued a claim form in the English High Court of Justice, Queen’s Bench Division, Commercial Court, in which TWL is named defendant.  The Trustee asserts that, in breach of retainer, or of a duty of care alleged to have been owed under contract or at common law, TWL acted negligently and/or provided negligent advice in connection with the Investment and/or in relation to the monitoring of the performance of the Investment.    The Trustee asserts that, but for the alleged breaches, the Scheme would have achieved a return on the Investment that was approximately £47.5 million greater than the return on the Investment which it ultimately achieved, in the period between August 2008 and 28 September 2012. The claim form was not served on TWL within the validity period.
Based on all of the information to date, and given the stage of the matter, TWL is currently unable to provide an estimate of the reasonably possible loss or range of loss.  TWL disputes the allegations, and intends to defend the matter vigorously.
Meriter Health Services
On January 6, 2015, Meriter Health Services, Inc. (‘Meriter’), plan sponsor of the Meriter Health Services Employee Retirement Plan (the ‘Plan’) filed a complaint in Wisconsin state court against Towers Watson Delaware Inc. (‘TWDE’), a wholly-owned subsidiary of the Company, and against its former lawyers, individual actuaries, and insurers.
In the Third Amended Complaint, served on April 12, 2016, Meriter alleges that Towers, Perrin, Forster & Crosby, Inc. (‘TPFC’) and Davis, Conder, Enderle & Sloan, Inc. (‘DCES’), and other entities and individuals, including Meriter’s former lawyers, acted negligently concerning the benefits consulting advice provided to Meriter, including TPFC and the lawyers’ involvement in the Plan design and drafting of the Plan document in 1987 by TPFC, and DCES and the lawyers’ Plan review, Plan redesign, Plan amendment, and drafting of ERISA section 204(h) notices in the early 2000s. Additionally, Meriter asserts that TPFC, DCES, and the individual actuary defendants breached alleged fiduciary duties to advise Meriter regarding the competency of Meriter’s then ERISA counsel.  Meriter also has asserted causes of action for contribution, indemnity, and equitable subrogation related to amounts paid to settle a class action lawsuit related to the Plan that was filed by Plan participants against Meriter in 2010, alleging a number of ERISA violations and related claims. Meriter settled that lawsuit in 2015 for $82 million. In its initial disclosures, Meriter indicated that it seeks damages in the amount of $135 million, which include amounts it claims to have paid to settle and defend the class action litigation, and amounts it claims to have incurred as a result of “improper plan design.”  Meriter seeks to recover these alleged damages from TWDE and the other defendants.
On January 12, 2016, TWDE and the other defendants filed a motion for partial summary judgment seeking dismissal of Meriter’s negligence and breach of fiduciary duty claims. On April 18, 2016, TWDE and the other defendants filed a motion to dismiss the contribution, indemnification, and equitable subrogation claims. On May 4, 2016, the parties appeared for oral argument on the motion for partial summary judgment, which the court granted in part and denied in part.  The court dismissed the fiduciary duty claims, but not the negligence claims.  The court also scheduled oral argument on the motion to dismiss for June 22, 2016. Based on all of the information to date, and given the stage of the matter, TWDE is currently unable to provide an estimate of the reasonably possible loss or range of loss. TWDE disputes the allegations, and intends to defend the matter vigorously.

Note 13 — Supplementary Information for Select Balance Sheet Accounts
There are variances of greater than 10% between our December 31, 2015 and March 31, 2016 Balance Sheets. All variances with the exception of fiduciary assets and liabilities are primarily due to our Merger with Towers Watson. The fair values recorded and their location on our balance sheet is described in Note 3 — Merger, Acquisitions and Divestitures to these financial statements. The increase in fiduciary assets and liabilities as of March 31, 2016 is primarily due to the acquisition of Gras Savoye, timing issues around specific fiduciary receivables and payables as well as a result of the cyclical nature of our business. Additional details of specific accounts are detailed below:
Accounts receivable, net consists of the following:

	March 31, 2016	December 31, 2015
Billed, net of allowance for doubtful debts of $34 million and $22 million	$1,640	$1,051
Accrued and unbilled, at estimated net realizable value	628	207
Accounts receivable, net	$2,268	$1,258
Prepaid and other current assets consist of the following:

	March 31, 2016	December 31, 2015
Prepayments and accrued income	$142	$86
Derivatives and investments	29	29
Deferred compensation plan assets	20	20
Retention incentives	14	14
Corporate income and other taxes	72	66
Other current assets	49	40
Total prepaid other current assets	$326	$255
Other non-current assets consist of the following:

	March 31, 2016	December 31, 2015
Prepayments and accrued income	$28	$23
Deferred compensation plan assets	102	102
Deferred tax assets	44	76
Accounts receivable, net	28	30
Other investments	53	42
Other non-current assets	93	25
Total other non-current assets	$348	$298
Other current liabilities consist of the following:

	March 31, 2016	December 31, 2015
Accounts payable	$114	$75
Income and other taxes payable	136	45
Contingent and deferred consideration on acquisition	69	68
Payroll related liabilities	219	82
Derivatives	50	31
Third party commissions	180	177
Other current liabilities	204	125
Total other current liabilities	$972	$603

Other non-current liabilities consist of the following:

	March 31, 2016	December 31, 2015
Incentives from lessors	$173	$175
Deferred compensation plan liability	102	102
Contingent and deferred consideration on acquisition	151	156
Income taxes payable	57	20
Derivatives	33	27
Other non-current liabilities	89	53
Total other non-current liabilities	$605	$533
Note 14 — Accumulated Other Comprehensive Income/(Loss)
Changes in accumulated other comprehensive income/(loss), net of non-controlling interests, and net of tax are provided in the following table. The difference between the amounts presented in this table and the amounts presented in the condensed consolidated statements of comprehensive income are the corresponding components attributable to non-controlling interests, which are not material for further disclosure. Amounts related to available-for-sale securities are immaterial.

	Foreign currency translation (i)	Gains and losses on cash flow hedges (i)	Defined pension and post-retirement benefit costs (ii)	Total
As of December 31, 2014	$(191)	$18	$(893)	$(1,066)
Other comprehensive income/(loss) before reclassifications	(105)	(11)	222	106
Amounts reclassified from accumulated other comprehensive income (net of income tax of $2)	—	—	8	8
Net current-period other comprehensive income/(loss)	(105)	(11)	230	114
As of March 31, 2015	$(296)	$7	$(663)	$(952)

As of December 31, 2015	$(314)	$(10)	$(713)	$(1,037)
Other comprehensive income/(loss) before reclassifications	4	(19)	(6)	(21)
Amounts reclassified from accumulated other comprehensive income (net of income tax of $3)	—	(3)	8	5
Net current-period other comprehensive income/(loss)	4	(22)	2	(16)
As of March 31, 2016	$(310)	$(32)	$(711)	$(1,053)
________________________

i
Reclassification adjustments from accumulated other comprehensive income are included in other expense, net for foreign currency translation and gains and losses on cash flow hedges. See Note 8 — Derivative Financial Instruments for additional details regarding the reclassification adjustments for the hedge settlements.

ii
Reclassification adjustments from accumulated other comprehensive income are included in the computation of net periodic pension cost (see Note 11 — Retirement Benefits) which is included in salaries and benefits in the accompanying condensed consolidated statements of operations.

Note 15 — Earnings Per Share
Basic and diluted earnings per share are calculated by dividing net income attributable to Willis Towers Watson by the average number of ordinary shares outstanding during each period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that then shared in the net income of the Company.
At March 31, 2016 and 2015, there were 1.5 million and 1.9 million time-based share options; 1.3 million and 1.2 million performance based options; 1.2 million and 1.2 million restricted share units outstanding, respectively. The number of options and share units for 2015 has been retroactively adjusted to reflect the reverse stock split effected on January 4, 2016. See Note 3 — Merger, Acquisitions and Divestitures for further details.

Basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2016	2015
Net income attributable to Willis Towers Watson	$238	$210

Basic average number of shares outstanding (i)	135	68
Dilutive effect of potentially issuable shares (i)	1	1
Diluted average number of shares outstanding (i)	136	69

Basic earnings per share (i)	$1.76	$3.09
Dilutive effect of potentially issuable shares (i)	(0.01)	(0.05)
Diluted earnings per share (i)	$1.75	$3.04
____________________________

i.
Shares outstanding, potentially issuable shares, basic and diluted earnings per share, and the dilutive effect of potentially issuable shares, for the three months ended March 31, 2015 have been retroactively adjusted to reflect the reverse stock split effected on January 4, 2016. See Note 3 — Merger, Acquisitions and Divestitures for further details.

Options to purchase 0.7 million and 0.5 million shares were not included in the computation of the dilutive effect of stock options for the three months ended March 31, 2016 and 2015, respectively, because the effect was anti-dilutive. The number of options for 2015 has been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger, Acquisitions and Divestitures for further details.
Note 16 — Subsequent Events
On April 8, 2016, the Company agreed to settle in principle litigation related to restrictive covenants on certain departures from the Fine Art Jewellery and Specie team in the U.K. during 2015. On April 28, 2016, the party to this matter as part of this agreement paid to the Company, £28 million ($41 million) by way of settlement, and £2.75 million ($4 million) on account of legal fees incurred.

Note 17 — Financial Information for Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
Willis North America Inc. (‘Willis North America’) had $148 million senior notes outstanding that were issued on July 1, 2005 that were subsequently repaid on July 1, 2015 and has $394 million of senior notes issued on March 28, 2007 and $187 million of senior notes issued on September 29, 2009.
All direct obligations under the senior notes are jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Trinity Acquisition plc (formerly Trinity Acquisition Limited), Willis Group Limited and additionally, effective from March 9, 2016, Willis Towers Watson Sub Holdings Limited and WTW Bermuda Holdings Ltd., collectively the ‘Other Guarantors’, and with Willis Towers Watson, the ‘Guarantor Companies’.
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
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets as of March 31, 2016 of Willis Towers Watson, the Other Guarantors and the Issuer.
The entities included in the Other Guarantors column as of March 31, 2016 are Willis Towers Watson Sub Holdings Limited, Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc (formerly Trinity Acquisition Limited) and Willis Group Limited.

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions, fees and consulting revenue	$—	$—	$7	$2,212	$—	$2,219
Interest and other income	—	—	—	15	—	15
Total revenues	—	—	7	2,227	—	2,234
Costs of providing services
Salaries and benefits	—	—	(14)	(1,182)	—	(1,196)
Other operating expenses	(1)	(35)	(58)	(337)	—	(431)
Depreciation	—	(1)	(4)	(38)	—	(43)
Amortization	—	—	—	(161)	—	(161)
Restructuring costs	—	(4)	(9)	(12)	—	(25)
Integration expenses	(1)	(12)	(6)	(33)	—	(52)
Total costs of providing services	(2)	(52)	(91)	(1,763)	—	(1,908)
(Loss) Income from operations	(2)	(52)	(84)	464	—	326
Income from Group undertakings	—	121	54	30	(205)	—
Expenses due to Group undertakings	—	(14)	(43)	(148)	205	—
Interest expense	(11)	(17)	(10)	(8)	—	(46)
Other expense, net	(1)	—	—	(17)	—	(18)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(14)	38	(83)	321	—	262
Provision for income taxes	—	13	28	(59)	—	(18)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(14)	51	(55)	262	—	244
Interest in earnings of associates, net of tax	—	—	—	1	—	1
Equity account for subsidiaries	252	199	14	—	(465)	—
NET INCOME (LOSS)	238	250	(41)	263	(465)	245
Income attributable to non-controlling interests	—	—	—	(7)	—	(7)
NET INCOME (LOSS) ATTRIBUTABLE TO WILLIS TOWERS WATSON	$238	$250	$(41)	$256	$(465)	$238

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended March 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$222	$232	$(58)	$241	$(406)	$231
Comprehensive income/(loss) attributable to non-controlling interest	—	—	—	(9)	—	(9)
Comprehensive income/(loss) (attributable to Willis Towers Watson)	$222	$232	$(58)	$232	$(406)	$222

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions, fees and consulting revenue	$—	$—	$4	$1,077	$—	$1,081
Interest and other income	—	—	—	6	—	6
Total revenues	—	—	4	1,083	—	1,087
Costs of providing services
Salaries and benefits	—	—	(20)	(547)	—	(567)
Other operating expenses	(9)	(14)	(2)	(135)	—	(160)
Depreciation	—	(1)	(4)	(17)	—	(22)
Amortization	—	—	—	(14)	—	(14)
Restructuring costs	—	(14)	(5)	(12)	—	(31)
Integration expenses	—	—	—	—	—	—
Total costs of providing services	(9)	(29)	(31)	(725)	—	(794)
(Loss) Income from operations	(9)	(29)	(27)	358	—	293
Income from Group undertakings	—	54	56	25	(135)	—
Expenses due to Group undertakings	—	(8)	(44)	(83)	135	—
Interest expense	(11)	(9)	(11)	(2)	—	(33)
Other expense, net	(12)	6	—	(1)	1	(6)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(32)	14	(26)	297	1	254
Provision for income taxes	—	6	8	(70)	—	(56)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(32)	20	(18)	227	1	198
Interest in earnings of associates, net of tax	—	2	—	14	—	16
Equity account for subsidiaries	242	215	66	—	(523)	—
NET INCOME	210	237	48	241	(522)	214
Income attributable to non-controlling interests	—	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$210	$237	$48	$237	$(522)	$210

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended March 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$324	$354	$51	$370	$(778)	$321
Comprehensive income/(loss) attributable to non-controlling interest	—	—	—	3	—	3
Comprehensive income/(loss) (attributable to Willis Towers Watson)	$324	$354	$51	$373	$(778)	$324

Unaudited Condensed Consolidated Balance Sheet

	As of March 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$2	$—	$—	$952	$—	$954
Fiduciary assets	—	—	—	12,031	—	12,031
Accounts receivable, net	—	—	6	2,262	—	2,268
Prepaid and other current assets	—	57	22	270	(23)	326
Amounts due from group undertakings	7,721	5,644	910	1,765	(16,040)	—
Total current assets	7,723	5,701	938	17,280	(16,063)	15,579
Investments in subsidiaries	3,993	8,527	6,002	—	(18,522)	—
Fixed assets, net	—	27	35	728	—	790
Goodwill	—	—	—	10,477	—	10,477
Other intangible assets, net	—	—	—	5,086	—	5,086
Pension benefits assets	—	—	—	749	—	749
Other non-current assets	—	4	54	290	—	348
Non-current amounts due from group undertakings	—	918	798	—	(1,716)	—
Total non-current assets	3,993	9,476	6,889	17,330	(20,238)	17,450
TOTAL ASSETS	$11,716	$15,177	$7,827	$34,610	$(36,301)	$33,029
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$12,031	$—	$12,031
Deferred revenue and accrued expenses	1	21	17	1,070	—	1,109
Short-term debt and current portion of long-term debt	—	638	394	112	—	1,144
Other current liabilities	69	46	16	864	(23)	972
Amounts due to group undertakings	—	8,754	1,717	5,569	(16,040)	—
Total current liabilities	70	9,459	2,144	19,646	(16,063)	15,256
Long-term debt	495	1,853	187	232	—	2,767
Liability for pension benefits	—	—	—	1,210	—	1,210
Deferred tax liabilities	—	2	—	1,232	—	1,234
Provision for liabilities	—	—	120	480	—	600
Other non-current liabilities	—	25	15	565	—	605
Amounts due to group undertakings	—	—	518	1,198	(1,716)	—
Total non-current liabilities	495	1,880	840	4,917	(1,716)	6,416
TOTAL LIABILITIES	565	11,339	2,984	24,563	(17,779)	21,672
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	11,151	3,838	4,843	9,841	(18,522)	11,151
Noncontrolling interests	—	—	—	153	—	153
Total equity	11,151	3,838	4,843	9,994	(18,522)	11,304
TOTAL LIABILITIES AND EQUITY	$11,716	$15,177	$7,827	$34,610	$(36,301)	$33,029

Unaudited Condensed Consolidated Balance Sheet

	As of December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$3	$2	$—	$527	$—	$532
Fiduciary assets	—	—	—	10,458	—	10,458
Accounts receivable, net	—	—	7	1,251	—	1,258
Prepaid and other current assets	1	49	18	194	(7)	255
Amounts due from group undertakings	3,423	1,684	822	1,259	(7,188)	—
Total current assets	3,427	1,735	847	13,689	(7,195)	12,503
Investments in subsidiaries	—	3,208	832	—	(4,040)
Fixed assets, net	—	23	35	505	—	563
Goodwill	—	—	—	3,737	—	3,737
Other intangible assets, net	—	—	—	1,115	—	1,115
Pension benefits assets	—	—	—	623	—	623
Other non-current assets	—	8	2	288	—	298
Non-current amounts due from group undertakings	—	518	785	—	(1,303)	—
Total non-current assets	—	3,757	1,654	6,268	(5,343)	6,336
TOTAL ASSETS	$3,427	$5,492	$2,501	$19,957	$(12,538)	$18,839
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$10,458	$—	$10,458
Deferred revenue and accrued expenses	1	13	55	683	—	752
Short-term debt and current portion of long-term debt	300	609	—	79	—	988
Other current liabilities	15	38	23	534	(7)	603
Amounts due to group undertakings	—	4,141	1,545	1,502	(7,188)	—
Total current liabilities	316	4,801	1,623	13,256	(7,195)	12,801
Long-term debt	495	1,203	580	—	—	2,278
Liability for pension benefits	—	—	—	279	—	279
Deferred tax liabilities	—	1	—	239	—	240
Provision for liabilities	—	—	—	295	—	295
Investments in subsidiaries	387	—	—	—	(387)	—
Other non-current liabilities	—	21	15	497	—	533
Non-current amounts due to group undertakings	—	—	518	785	(1,303)	—
Total non-current liabilities	882	1,225	1,113	2,095	(1,690)	3,625
TOTAL LIABILITIES	1,198	6,026	2,736	15,351	(8,885)	16,426
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	2,229	(534)	(235)	4,422	(3,653)	2,229
Noncontrolling interests	—	—	—	131	—	131
Total equity	2,229	(534)	(235)	4,553	(3,653)	2,360
TOTAL LIABILITIES AND EQUITY	$3,427	$5,492	$2,501	$19,957	$(12,538)	$18,839

Unaudited Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN) FROM OPERATING ACTIVITIES	$(4)	$(47)	$(191)	$360	$—	$118
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(5)	(4)	(39)	—	(48)
Capitalized software costs	—	—	—	(18)	—	(18)
Acquisitions of operations, net of cash acquired	—	—	—	469	—	469
Redemptions of held-to-maturity investments	—	—	—	11	—	11
Sales and redemptions of available for sale securities	—	—	—	9	—	9
Other, net	—	—	—	(6)	—	(6)
Proceeds from intercompany investing activities	—	—	—	9	(9)	—
Repayments of intercompany investing activities	(4,308)	(4,227)	—	(560)	9,095	—
Reduction in investment in subsidiaries	4,600	3,600	—	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	—	(3,600)	8,200	—
Net cash from (used in) investing activities	$292	$(5,232)	$(4)	$(3,725)	$9,086	$417
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	(338)	—	—	—	(338)
Senior notes issued	—	997	—	—	—	997
Proceeds from issue of other debt	—	400	—	—	—	400
Repayments of debt	(300)	(406)	—	(475)	—	(1,181)
Proceeds from issuance of shares and excess tax benefit	11	—	—	—	—	11
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(4)	—	(4)
Proceeds from intercompany financing activities	—	4,633	195	4,267	(9,095)	—
Repayments of intercompany financing activities	—	(9)	—	—	9	—
Net cash (used in) from financing activities	$(289)	$5,277	$195	$3,788	$(9,086)	$(115)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	(2)	—	423	—	420
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	—	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2	$—	$—	$952	$—	$954

Unaudited Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN) FROM OPERATING ACTIVITIES	$(20)	$13	$(47)	$(10)	$—	$(64)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(3)	(1)	(13)	—	(17)
Acquisitions of operations, net of cash acquired	—	—	—	(8)	—	(8)
Other, net	—	—	—	17	—	17
Proceeds from intercompany investing activities	51	—	48	—	(99)	—
Repayments of intercompany investing activities	—	(11)	—	(26)	37	—
Net cash from (used in) investing activities	$51	$(14)	$47	$(30)	$(62)	$(8)
CASH FLOWS USED IN FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(1)	—	(1)
Repayments of debt	—	(4)	—	—	—	(4)
Repurchase of shares	(15)	—	—	—	—	(15)
Proceeds from issuance of shares and excess tax benefit	35	—	—	3	—	38
Dividends paid	(54)	—	—	—	—	(54)
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(3)	—	(3)
Proceeds from intercompany financing activities	—	26	—	11	(37)	—
Repayments of intercompany financing activities	—	(23)	—	(76)	99	—
Net cash used in financing activities	$(34)	$(1)	$—	$(66)	$62	$(39)
DECREASE IN CASH AND CASH EQUIVALENTS	(3)	(2)	—	(106)	—	(111)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(21)	—	(21)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	—	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6	$—	$—	$497	$—	$503

Note 18 — Financial Information for Parent Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries
On March 17, 2011, the Company issued senior notes totaling $800 million in a registered public offering. On March 15, 2016, $300 million of these senior notes was repaid leaving $500 million outstanding. These debt securities were issued by Willis Towers Watson (‘WTW Debt Securities’) and are guaranteed by certain of the Company’s subsidiaries. Therefore, the Company is providing the condensed consolidating financial information below. The following wholly owned subsidiaries (directly or indirectly) fully and unconditionally guarantee the WTW Debt Securities on a joint and several basis: Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Trinity Acquisition plc (formerly Trinity Acquisition Limited), Willis Group Limited, Willis North America, and additionally, effective from March 9, 2016, Willis Towers Watson Sub Holdings Limited and WTW Bermuda Holdings Ltd. (the ‘Guarantors’).
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by Willis North America (the ‘Willis North America Debt Securities’) (and for which condensed consolidating financial information is presented in Note 17) in that Willis Towers Watson is the Parent Issuer and Willis North America is a subsidiary guarantor.
Presented below is condensed consolidating financial information for:

(i)	Willis Towers Watson, which is the Parent Issuer;

(ii)	the Guarantors, which are all 100 percent directly or indirectly owned subsidiaries of the parent;

(iii)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(iv)	Consolidating adjustments; and

(v)	the Consolidated Company.
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets as of March 31, 2016 of Willis Towers Watson and the Guarantors.
The entities included in the Other Guarantors column as of March 31, 2016 are Willis Towers Watson Sub Holdings Limited, Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc (formerly Trinity Acquisition Limited), Willis Group Limited and Willis North America Inc.

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions, fees and consulting revenue	$—	$7	$2,212	$—	$2,219
Interest and other income	—	—	15	—	15
Total revenues	—	7	2,227	—	2,234
Costs of providing services
Salaries and benefits	—	(14)	(1,182)	—	(1,196)
Other operating expenses	(1)	(93)	(337)	—	(431)
Depreciation	—	(5)	(38)	—	(43)
Amortization	—	—	(161)	—	(161)
Restructuring costs	—	(13)	(12)	—	(25)
Integration expenses	(1)	(18)	(33)	—	(52)
Total costs of providing services	(2)	(143)	(1,763)	—	(1,908)
(Loss) Income from operations	(2)	(136)	464	—	326
Income from Group undertakings	—	147	30	(177)	—
Expenses due to Group undertakings	—	(29)	(148)	177	—
Interest expense	(11)	(27)	(8)	—	(46)
Other expense, net	(1)	—	(17)	—	(18)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(14)	(45)	321	—	262
Provision for income taxes	—	41	(59)	—	(18)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(14)	(4)	262	—	244
Interest in earnings of associates, net of tax	—	—	1	—	1
Equity account for subsidiaries	252	254	—	(506)	—
NET INCOME	238	250	263	(506)	245
Income attributable to non-controlling interests	—	—	(7)	—	(7)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$238	$250	$256	$(506)	$238

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended March 31, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$222	$232	$241	$(464)	$231
Comprehensive income/(loss) attributable to non-controlling interest	—	—	(9)	—	(9)
Comprehensive income/(loss) (attributable to Willis Towers Watson)	$222	$232	$232	$(464)	$222

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Revenues
Commissions, fees and consulting revenue	$—	$4	$1,077	$—	$1,081
Interest and other income	—	—	6	—	6
Total revenues	—	4	1,083	—	1,087
Costs of providing services
Salaries and benefits	—	(20)	(547)	—	(567)
Other operating expenses	(9)	(16)	(135)	—	(160)
Depreciation	—	(5)	(17)	—	(22)
Amortization	—	—	(14)	—	(14)
Restructuring costs	—	(19)	(12)	—	(31)
Integration expenses	—	—	—	—	—
Total costs of providing services	(9)	(60)	(725)	—	(794)
(Loss) Income from operations	(9)	(56)	358	—	293
Income from Group undertakings	—	83	25	(108)	—
Expenses due to Group undertakings	—	(25)	(83)	108	—
Interest expense	(11)	(20)	(2)	—	(33)
Other expense, net	(12)	6	(1)	1	(6)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(32)	(12)	297	1	254
Provision for income taxes	—	14	(70)	—	(56)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(32)	2	227	1	198
Interest in earnings of associates, net of tax	—	2	14	—	16
Equity account for subsidiaries	242	233	—	(475)	—
NET INCOME	210	237	241	(474)	214
Income attributable to non-controlling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$210	$237	$237	$(474)	$210

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended March 31, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$324	$354	$370	$(727)	$321
Comprehensive income/(loss) attributable to non-controlling interest	—	—	3	—	3
Comprehensive income/(loss) (attributable to Willis Towers Watson)	$324	$354	$373	$(727)	$324

Unaudited Condensed Consolidated Balance Sheet

	As of March 31, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$2	$—	$952	$—	$954
Fiduciary assets	—	—	12,031	—	12,031
Accounts receivable, net	—	6	2,262	—	2,268
Prepaid and other current assets	—	79	270	(23)	326
Amounts due from group undertakings	7,721	5,294	1,765	(14,780)	—
Total current assets	7,723	5,379	17,280	(14,803)	15,579
Investments in subsidiaries	3,993	9,686	—	(13,679)	—
Fixed assets, net	—	62	728	—	790
Goodwill	—	—	10,477	—	10,477
Other intangible assets, net	—	—	5,086	—	5,086
Pension benefits assets	—	—	749	—	749
Other non-current assets	—	58	290	—	348
Non-current amounts due from group undertakings	—	1,198	—	(1,198)	—
Total non-current assets	3,993	11,004	17,330	(14,877)	17,450
TOTAL ASSETS	$11,716	$16,383	$34,610	$(29,680)	$33,029
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$12,031	$—	$12,031
Deferred revenue and accrued expenses	1	38	1,070	—	1,109
Short-term debt and current portion of long-term debt	—	1,032	112	—	1,144
Other current liabilities	69	62	864	(23)	972
Amounts due to group undertakings	—	9,211	5,569	(14,780)	—
Total current liabilities	70	10,343	19,646	(14,803)	15,256
Long-term debt	495	2,040	232	—	2,767
Liability for pension benefits	—	—	1,210	—	1,210
Deferred tax liabilities	—	2	1,232	—	1,234
Provision for liabilities	—	120	480	—	600
Other non-current liabilities	—	40	565	—	605
Non-current amounts due to group undertakings	—	—	1,198	(1,198)	—
Total non-current liabilities	495	2,202	4,917	(1,198)	6,416
TOTAL LIABILITIES	565	12,545	24,563	(16,001)	21,672
REDEEMABLE NONCONTROLLING INTEREST	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	11,151	3,838	9,841	(13,679)	11,151
Noncontrolling interests	—	—	153	—	153
Total equity	11,151	3,838	9,994	(13,679)	11,304
TOTAL LIABILITIES AND EQUITY	$11,716	$16,383	$34,610	$(29,680)	$33,029

Unaudited Condensed Consolidated Balance Sheet

	As of December 31, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$3	$2	$527	$—	$532
Fiduciary assets	—	—	10,458	—	10,458
Accounts receivable, net	—	7	1,251	—	1,258
Prepaid and other current assets	1	67	194	(7)	255
Amounts due from group undertakings	3,423	1,257	1,259	(5,939)	—
Total current assets	3,427	1,333	13,689	(5,946)	12,503
Investments in subsidiaries	—	4,275	—	(4,275)	—
Fixed assets, net	—	58	505	—	563
Goodwill	—	—	3,737	—	3,737
Other intangible assets, net	—	—	1,115	—	1,115
Pension benefits assets	—	—	623	—	623
Other non-current assets	—	10	288	—	298
Non-current amounts due from group undertakings	—	785	—	(785)	—
Total non-current assets	—	5,128	6,268	(5,060)	6,336
TOTAL ASSETS	$3,427	$6,461	$19,957	$(11,006)	$18,839
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$10,458	$—	$10,458
Deferred revenue and accrued expenses	1	68	683	—	752
Short-term debt and current portion of long-term debt	300	609	79	—	988
Other current liabilities	15	61	534	(7)	603
Amounts due to group undertakings	—	4,437	1,502	(5,939)	—
Total current liabilities	316	5,175	13,256	(5,946)	12,801
Investments in subsidiaries	387	—	—	(387)	—
Long-term debt	495	1,783	—	—	2,278
Liability for pension benefits	—	—	279	—	279
Deferred tax liabilities	—	1	239	—	240
Provision for liabilities	—	—	295	—	295
Other non-current liabilities	—	36	497	—	533
Non-current amounts due to group undertakings	—	—	785	(785)	—
Total non-current liabilities	882	1,820	2,095	(1,172)	3,625
TOTAL LIABILITIES	1,198	6,995	15,351	(7,118)	16,426
REDEEMABLE NONCONTROLLING INTEREST	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	2,229	(534)	4,422	(3,888)	2,229
Noncontrolling interests	—	—	131	—	131
Total equity	2,229	(534)	4,553	(3,888)	2,360
TOTAL LIABILITIES AND EQUITY	$3,427	$6,461	$19,957	$(11,006)	$18,839

Unaudited Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2016
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN) FROM OPERATING ACTIVITIES	$(4)	$(238)	$360	$—	$118
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(9)	(39)	—	(48)
Capitalized software costs	—	—	(18)	—	(18)
Acquisitions of operations, net of cash acquired	—	—	469	—	469
Redemptions of held-to-maturity investments	—	—	11	—	11
Sales and redemptions of available for sale securities	—	—	9	—	9
Other, net	—	—	(6)	—	(6)
Proceeds from intercompany investing activities	—	—	9	(9)	—
Repayments of intercompany investing activities	(4,308)	(4,227)	(560)	9,095	—
Reduction in investment in subsidiaries	4,600	3,600	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	(3,600)	8,200	—
Net cash from (used in) investing activities	$292	$(5,236)	$(3,725)	$9,086	$417
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	(338)	—	—	(338)
Senior notes issued	—	997	—	—	997
Proceeds from issue of other debt	—	400	—	—	400
Repayments of debt	(300)	(406)	(475)	—	(1,181)
Proceeds from issuance of shares and excess tax benefit	11	—	—	—	11
Acquisitions of and dividends paid to noncontrolling interests	—	—	(4)	—	(4)
Proceeds from intercompany financing activities	—	4,828	4,267	(9,095)	—
Repayments of intercompany financing activities	—	(9)	—	9	—
Net cash (used in) from financing activities	$(289)	$5,472	$3,788	$(9,086)	$(115)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	(2)	423	—	420
Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2	$—	$952	$—	$954

Unaudited Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2015
	Willis Towers Watson — the Parent Issuer	The Guarantors	Other	Consolidating adjustments	Consolidated
NET CASH USED IN OPERATING ACTIVITIES	$(20)	$(34)	$(10)	$—	$(64)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(4)	(13)	—	(17)
Acquisitions of operations, net of cash acquired	—	—	(8)	—	(8)
Other, net	—	—	17	—	17
Proceeds from intercompany investing activities	51	48	—	(99)	—
Repayments of intercompany investing activities	—	(11)	(26)	37	—
Net cash from (used in) investing activities	$51	$33	$(30)	$(62)	$(8)
CASH FLOWS USED IN FINANCING ACTIVITIES
Debt issuance costs	—	—	(1)	—	(1)
Repayments of debt	—	(4)	—	—	(4)
Repurchase of shares	(15)	—	—	—	(15)
Proceeds from issuance of shares and excess tax benefit	35	—	3	—	38
Dividends paid	(54)	—	—	—	(54)
Acquisitions of and dividends paid to noncontrolling interests	—	—	(3)	—	(3)
Proceeds from intercompany financing activities	—	26	11	(37)	—
Repayments of intercompany financing activities	—	(23)	(76)	99	—
Net cash used in financing activities	$(34)	$(1)	$(66)	$62	$(39)
DECREASE IN CASH AND CASH EQUIVALENTS	(3)	(2)	(106)	—	(111)
Effect of exchange rate changes on cash and cash equivalents	—	—	(21)	—	(21)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6	$—	$497	$—	$503

Note 19 — Financial Information for Issuer, Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
Trinity Acquisition plc (formerly Trinity Acquisition Limited) has $1.5 billion senior notes outstanding of which $525 million were issued on August 15, 2013 and $1.0 billion on March 15, 2016.
All direct obligations under the senior notes were jointly and severally, irrevocably and fully and unconditionally guaranteed by Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, TA I Limited, Willis Group Limited and Willis North America Inc, and additionally, effective from March 9, 2016 , Willis Towers Watson Sub Holdings Limited and WTW Bermuda Holdings Ltd., collectively the ‘Other Guarantors’, and with Willis Towers Watson, the ‘Guarantor Companies’.
The guarantor structure described above differs from the guarantor structure associated with the senior notes issued by the Company and Willis North America (the ‘Willis North America Debt Securities’) in that Trinity Acquisition plc (formerly Trinity Acquisition Limited) is the issuer and not a subsidiary guarantor, and Willis North America Inc. is a subsidiary guarantor.
Presented below is condensed consolidating financial information for:

(i)	Willis Towers Watson, which is a guarantor, on a parent company only basis;

(ii)
the Other Guarantors, which are all wholly owned subsidiaries (directly or indirectly) of the parent. Willis Towers Watson Sub Holdings Limited, Willis Netherlands Holdings B.V, Willis Investment U.K. Holdings Limited, TA I Limited and WTW Bermuda Holdings Ltd. are all direct or indirect parents of the issuer and Willis Group Limited and Willis North America Inc., are direct or indirect wholly owned subsidiaries or the issuer;

(iii)	Trinity Acquisition plc (formerly Trinity Acquisition Limited), which is the issuer and is a 100 percent indirectly owned subsidiary of the parent;

(iv)	Other, which are the non-guarantor subsidiaries, on a combined basis;

(v)	Consolidating adjustments; and

(vi)	the Consolidated Company.
The equity method has been used for investments in subsidiaries in the condensed consolidating balance sheets as of March 31, 2016 of Willis Towers Watson, the Other Guarantors and the Issuer.
The entities included in the Other Guarantors column as of March 31, 2016 are Willis Towers Watson Sub Holdings Limited, Willis Netherlands Holdings B.V., Willis Investment U.K. Holdings Limited, Willis North America Inc.,TA I Limited, WTW Bermuda Holdings Ltd. and Willis Group Limited.

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions, fees and consulting revenue	$—	$7	$—	$2,212	$—	$2,219
Interest and other income	—	—	—	15	—	15
Total revenues	—	7	—	2,227	—	2,234
Costs of providing services
Salaries and benefits	—	(14)	—	(1,182)	—	(1,196)
Other operating expenses	(1)	(93)	—	(337)	—	(431)
Depreciation	—	(5)	—	(38)	—	(43)
Amortization	—	—	—	(161)	—	(161)
Restructuring costs	—	(13)	—	(12)	—	(25)
Integration expenses	(1)	(18)	—	(33)	—	(52)
Total costs of providing services	(2)	(143)	—	(1,763)	—	(1,908)
(Loss) Income from operations	(2)	(136)	—	464	—	326
Income from Group undertakings	—	146	31	30	(207)	—
Expenses due to Group undertakings	—	(52)	(7)	(148)	207	—
Interest expense	(11)	(9)	(18)	(8)	—	(46)
Other expense, net	(1)	—	—	(17)	—	(18)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(14)	(51)	6	321	—	262
Provision for income taxes	—	42	(1)	(59)	—	(18)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(14)	(9)	5	262	—	244
Interest in earnings of associates, net of tax	—	—	—	1	—	1
Equity account for subsidiaries	252	259	174	—	(685)	—
NET INCOME	238	250	179	263	(685)	245
Income attributable to non-controlling interests	—	—	—	(7)	—	(7)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$238	$250	$179	$256	$(685)	$238

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended March 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$222	$232	$161	$241	$(625)	$231
Comprehensive income/(loss) attributable to non-controlling interest	—	—	—	(9)	—	(9)
Comprehensive income/(loss) (attributable to Willis Towers Watson)	$222	$232	$161	$232	$(625)	$222

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Revenues
Commissions, fees and consulting revenue	$—	$4	$—	$1,077	$—	$1,081
Interest and other income	—	—	—	6	—	6
Total revenues	—	4	—	1,083	—	1,087
Costs of providing services
Salaries and benefits	—	(20)	—	(547)	—	(567)
Other operating expenses	(9)	(16)	—	(135)	—	(160)
Depreciation	—	(5)	—	(17)	—	(22)
Amortization	—	—	—	(14)	—	(14)
Restructuring costs	—	(19)	—	(12)	—	(31)
Integration expenses	—	—	—	—	—	—
Total costs of providing services	(9)	(60)	—	(725)	—	(794)
(Loss) Income from operations	(9)	(56)	—	358	—	293
Income from Group undertakings	—	90	22	25	(137)	—
Expenses due to Group undertakings	—	(47)	(7)	(83)	137	—
Interest expense	(11)	(11)	(9)	(2)	—	(33)
Other expense, net	(12)	6	—	(1)	1	(6)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	(32)	(18)	6	297	1	254
Provision for income taxes	—	15	(1)	(70)	—	(56)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST IN EARNINGS OF ASSOCIATES	(32)	(3)	5	227	1	198
Interest in earnings of associates, net of tax	—	2	—	14	—	16
Equity account for subsidiaries	242	238	209	—	(689)	—
NET INCOME	210	237	214	241	(688)	214
Income attributable to non-controlling interests	—	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$210	$237	$214	$237	$(688)	$210

Unaudited Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended March 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
Comprehensive income/(loss) before non-controlling interests	$324	$354	$347	$370	$(1,074)	$321
Comprehensive income/(loss) attributable to non-controlling interest	—	—	—	3	—	3
Comprehensive income/(loss) (attributable to Willis Towers Watson)	$324	$354	$347	$373	$(1,074)	$324

Unaudited Condensed Consolidated Balance Sheet

	As of March 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$2	$—	$—	$952	$—	$954
Fiduciary assets	—	—	—	12,031	—	12,031
Accounts receivable, net	—	6	—	2,262	—	2,268
Prepaid and other current assets	—	85	1	270	(30)	326
Amounts due from group undertakings	7,721	4,709	1,817	1,765	(16,012)	—
Total current assets	7,723	4,800	1,818	17,280	(16,042)	15,579
Investments in subsidiaries	3,993	9,486	8,386	—	(21,865)	—
Fixed assets, net	—	62	—	728	—	790
Goodwill	—	—	—	10,477	—	10,477
Other intangible assets, net	—	—	—	5,086	—	5,086
Pension benefits assets	—	—	—	749	—	749
Other non-current assets	—	58	—	290	—	348
Non-current amounts due from group undertakings	—	798	918	—	(1,716)	—
Total non-current assets	3,993	10,404	9,304	17,330	(23,581)	17,450
TOTAL ASSETS	$11,716	$15,204	$11,122	$34,610	$(39,623)	$33,029
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$12,031	$—	$12,031
Deferred revenue and accrued expenses	1	35	3	1,070	—	1,109
Short-term debt and current portion of long-term debt	—	394	638	112	—	1,144
Other current liabilities	69	57	12	864	(30)	972
Amounts due to group undertakings	—	10,013	430	5,569	(16,012)	—
Total current liabilities	70	10,499	1,083	19,646	(16,042)	15,256
Long-term debt	495	187	1,853	232	—	2,767
Liability for pension benefits	—	—	—	1,210	—	1,210
Deferred tax liabilities	—	2	—	1,232	—	1,234
Provision for liabilities	—	120	—	480	—	600
Other non-current liabilities	—	40	—	565	—	605
Non-current amounts due to group undertakings	—	518	—	1,198	(1,716)	—
Total non-current liabilities	495	867	1,853	4,917	(1,716)	6,416
TOTAL LIABILITIES	565	11,366	2,936	24,563	(17,758)	21,672
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	11,151	3,838	8,186	9,841	(21,865)	11,151
Noncontrolling interests	—	—	—	153	—	153
Total equity	11,151	3,838	8,186	9,994	(21,865)	11,304
TOTAL LIABILITIES AND EQUITY	$11,716	$15,204	$11,122	$34,610	$(39,623)	$33,029

Unaudited Condensed Consolidated Balance Sheet

	As of December 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
ASSETS
Cash and cash equivalents	$3	$2	$—	$527	$—	$532
Fiduciary assets	—	—	—	10,458	—	10,458
Accounts receivable, net	—	7	—	1,251	—	1,258
Prepaid and other current assets	1	72	—	194	(12)	255
Amounts due from group undertakings	3,423	951	1,538	1,259	(7,171)	—
Total current assets	3,427	1,032	1,538	13,689	(7,183)	12,503
Investments in subsidiaries	—	4,069	3,092	—	(7,161)	—
Fixed assets, net	—	58	—	505	—	563
Goodwill	—	—	—	3,737	—	3,737
Other intangible assets, net	—	—	—	1,115	—	1,115
Pension benefits assets	—	—	—	623	—	623
Other non-current assets	—	9	1	288	—	298
Non-current amounts due from group undertakings	—	785	518	—	(1,303)	—
Total non-current assets	—	4,921	3,611	6,268	(8,464)	6,336
TOTAL ASSETS	$3,427	$5,953	$5,149	$19,957	$(15,647)	$18,839
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$—	$10,458	$—	$10,458
Deferred revenue and accrued expenses	1	68	—	683	—	752
Short-term debt and current portion of long-term debt	300	—	609	79	—	988
Other current liabilities	15	50	16	534	(12)	603
Amounts due to group undertakings	—	5,234	435	1,502	(7,171)	—
Total current liabilities	316	5,352	1,060	13,256	(7,183)	12,801
Investment in subsidiaries	387	—	—	—	(387)	—
Long-term debt	495	580	1,203	—	—	2,278
Liability for pension benefits	—	—	—	279	—	279
Deferred tax liabilities	—	1	—	239	—	240
Provision for liabilities	—	—	—	295	—	295
Other non-current liabilities	—	36	—	497	—	533
Non-current amounts due to group undertakings	—	518	—	785	(1,303)	—
Total non-current liabilities	882	1,135	1,203	2,095	(1,690)	3,625
TOTAL LIABILITIES	1,198	6,487	2,263	15,351	(8,873)	16,426
REDEEMABLE NONCONTROLLING INTEREST	—	—	—	53	—	53
EQUITY
Total Willis Towers Watson shareholders’ equity	2,229	(534)	2,886	4,422	(6,774)	2,229
Noncontrolling interests	—	—	—	131	—	131
Total equity	2,229	(534)	2,886	4,553	(6,774)	2,360
TOTAL LIABILITIES AND EQUITY	$3,427	$5,953	$5,149	$19,957	$(15,647)	$18,839

Unaudited Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2016
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN) FROM OPERATING ACTIVITIES	$(4)	$(211)	$(27)	$360	$—	$118
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(9)	—	(39)	—	(48)
Capitalized software costs	—	—	—	(18)	—	(18)
Acquisitions of operations, net of cash acquired	—	—	—	469	—	469
Redemptions of held-to-maturity investments	—	—	—	11	—	11
Sales and redemptions of available for sale securities	—	—	—	9	—	9
Other, net	—	—	—	(6)	—	(6)
Proceeds from intercompany investing activities	—	—	—	9	(9)	—
Repayments of intercompany investing activities	(4,308)	(3,600)	(627)	(560)	9,095	—
Reduction in investment in subsidiaries	4,600	3,600	—	—	(8,200)	—
Additional investment in subsidiaries	—	(4,600)	—	(3,600)	8,200	—
Net cash from (used in) investing activities	$292	$(4,609)	$(627)	$(3,725)	$9,086	$417
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	—	—	(338)	—	—	(338)
Senior notes issued	—	—	997	—	—	997
Proceeds from issue of other debt	—	—	400	—	—	400
Repayments of debt	(300)	—	(406)	(475)	—	(1,181)
Proceeds from issuance of shares and excess tax benefit	11	—	—	—	—	11
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(4)	—	(4)
Proceeds from intercompany financing activities	—	4,827	1	4,267	(9,095)	—
Repayments of intercompany financing activities	—	(9)	—	—	9	—
Net cash (used in) from financing activities	$(289)	$4,818	$654	$3,788	$(9,086)	$(115)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	(2)	—	423	—	420
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3	2	—	527	—	532
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2	$—	$—	$952	$—	$954

Unaudited Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2015
	Willis Towers Watson	The Other Guarantors	The Issuer	Other	Consolidating adjustments	Consolidated
NET CASH (USED IN) FROM OPERATING ACTIVITIES	$(20)	$(35)	$1	$(10)	$—	$(64)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Additions to fixed assets and software for internal use	—	(4)	—	(13)	—	(17)
Acquisitions of operations, net of cash acquired	—	—	—	(8)	—	(8)
Other, net	—	—	—	17	—	17
Proceeds from intercompany investing activities	51	48	—	—	(99)	—
Repayments of intercompany investing activities	—	(11)	—	(26)	37	—
Net cash from (used in) investing activities	$51	$33	$—	$(30)	$(62)	$(8)
CASH FLOWS USED IN FINANCING ACTIVITIES
Debt issuance costs	—	—	—	(1)	—	(1)
Repayments of debt	—	—	(4)	—	—	(4)
Repurchase of shares	(15)	—	—	—	—	(15)
Proceeds from issuance of shares and excess tax benefit	35	—	—	3	—	38
Dividends paid	(54)	—	—	—	—	(54)
Acquisitions of and dividends paid to noncontrolling interests	—	—	—	(3)	—	(3)
Proceeds from intercompany financing activities	—	23	3	11	(37)	—
Repayments of intercompany financing activities	—	(23)	—	(76)	99	—
Net cash used in financing activities	$(34)	$—	$(1)	$(66)	$62	$(39)
DECREASE IN CASH AND CASH EQUIVALENTS	(3)	(2)	—	(106)	—	(111)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(21)	—	(21)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9	2	—	624	—	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6	$—	$—	$497	$—	$503

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion includes references to non-GAAP financial measures as defined in the rules of the Securities and Exchange Commission (‘SEC’). We present such non-GAAP financial measures, specifically constant currency and organic non-GAAP financial measures, as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis, and these provide a measure against which our businesses may be assessed in the future.
Please see ‘Non-U.S. GAAP financial measures’ below for further discussion of our constant currency and organic non-GAAP financial measures.
Please see ‘Disclaimer Regarding Forward-looking Statements’ for certain cautionary information regarding forward-looking statements and a list of factors that could cause actual results to differ materially from those predicted in those statements.
Executive Overview
Business Overview
Willis Towers Watson is a leading global advisory, broking and solutions company that helps clients around the world turn risk into a path for growth. With roots dating to 1828, Willis Towers Watson has approximately 39,000 employees in more than 120 countries. We design and deliver solutions that manage risk, optimize benefits, cultivate talent, and expand the power of capital to protect and strengthen institutions and individuals. We believe our unique perspective allows us to see the critical intersections between talent, assets and ideas - the dynamic formula that drives business performance.
We bring together professionals from around the world - experts in their areas of specialty - to deliver the perspectives that give organizations a clear path forward. We do this by offering risk management, insurance broking, consulting, technology and solutions and private exchanges.
In our capacity as a consultant, technology and solutions provider, and private exchange company, we help our clients enhance business performance by improving their ability to attract, retain and motivate qualified employees. We focus on delivering consulting services that help organizations anticipate, identify and capitalize on emerging opportunities in human capital management as well as investment advice to help our clients develop disciplined and efficient strategies to meet their investment goals. We operate the largest private Medicare exchange in the United States. Through this exchange, we help our clients move to a more sustainable economic model by capping and controlling the costs associated with retiree healthcare benefits.
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
We derive the majority of our revenue from commissions and fees for broking and consulting services. No single client represented a significant concentration of our consolidated revenues for any of the periods presented.
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

Market conditions in our broking industry are generally defined by factors such as the strength of the economies in the various geographic regions in which we serve around the world, insurance rate movements, and insurance and reinsurance buying patterns of our clients.
During the first three months of 2016 we have noted that the complex commercial insurance market is slowing the pricing declines most buyers have enjoyed for several renewal cycles and is raising the likelihood that companies will experience some pricing increases in various commercial lines of insurance. Overall, ample capacity in the global insurance marketplace continues to buoy market conditions. However, increased underwriting scrutiny combined with potential challenges stemming from the changing carrier landscape is driving movement in some lines of business.
The market for our consulting, technology and solutions, and private exchange services is subject to change as a result of economic, regulatory and legislative changes, technological developments, and increased competition from established and new competitors. Regulatory and legislative actions, along with continuously evolving technological developments, will likely have the greatest impact on the overall market for our exchange products. We believe the primary factors in selecting a human resources or risk management consulting firm include reputation, the ability to provide measurable increases to shareholder value and return on investment, global scale, quality of service and the ability to tailor services to clients’ unique needs. With regard to the market for exchanges, we believe that clients base their decisions on a variety of factors that include the ability of the provider to deliver measurable cost savings for clients, a strong reputation for efficient execution, a provider's capability in delivering a broad number of configurations to serve various population segments and financing options, and an innovative service delivery model and platform. See Item 1A - Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 29, 2016 for a discussion of risks that may affect our ability to compete.
Business Strategy
Willis Towers Watson sees that a unified approach to people and risk can be a path to growth for our clients. Our integrated teams bring together our understanding of risk strategies and market analytics. This helps clients around the world to achieve their objectives.
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
 We believe we can achieve this by:

•
Delivering a powerful client proposition with an integrated global platform. Our highly complementary offerings provide comprehensive advice, analytics, specialty capabilities and solutions covering benefits, exchange solutions, brokerage and advisory, risk and capital management, and talent and rewards;

•	Leveraging our combined distribution strength and global footprint to enhance market penetration and provide a platform for further innovation; and

•	Underpinning this growth through continuous operational improvement initiatives that help make us more effective and efficient and drive cost synergies. We do this by:

◦
continuing to modernize the way we run our business to better serve our clients, enable the skills of our staff, and lower our costs of doing business; we do this through an operational improvement program that is making changes to our processes, our IT, our real estate and locations of our workforce; and

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

Merger, Acquisitions and Divestitures
Merger with Towers Watson
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
At the effective time of the Merger (the ‘Effective Time’), each issued and outstanding share of Towers Watson common stock (the ‘Towers Watson shares’), was converted into the right to receive 2.6490 validly issued, fully paid and nonassessable ordinary shares of Willis (the ‘Willis ordinary shares’), $0.000115 nominal value per share, other than any Towers Watson shares owned by Towers Watson, Willis or Merger Sub at the Effective Time and the Towers Watson shares held by stockholders who are entitled to and who properly exercised dissenter’s rights under Delaware law.
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
We are integrating Legacy Willis and Legacy Towers Watson and creating a unified platform for global growth, including positioning the Company to leverage our mutual distribution strength to enhance market penetration, expand our global footprint and create a strong platform for further innovation.
Until we are integrated, we will continue to manage our business through the Legacy Company platforms. For the three months ended March 31, 2016, we had eight reportable operating segments: Willis International; Willis North America; Willis Capital, Wholesale & Reinsurance (‘CWR’); Willis GB; Towers Watson Benefits; Towers Watson Exchange Solutions; Towers Watson Risk and Financial Services; and Towers Watson Talent and Rewards.
During the second quarter of 2016, we will begin managing our business and reporting our segmental results across four integrated reportable operating segments: Corporate Risk and Broking; Exchange Solutions; Human Capital and Benefits; and Investment, Risk and Reinsurance.

As Reported Financial Information
The table below sets forth our condensed consolidated statements of operations and data as a percentage of revenue for the periods indicated.
Condensed Consolidated Statements of Operations
(Millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016		2015
Total revenues	$2,234	100%	$1,087	100%
Costs of providing services
Salaries and benefits	1,196	54%	567	52%
Other operating expenses	431	19%	160	15%
Depreciation	43	2%	22	2%
Amortization	161	7%	14	1%
Restructuring costs	25	1%	31	3%
Integration expenses	52	2%	—	—%
Total costs of providing services	1,908		794
Income from operations	326	15%	293	27%
Interest expense	46	2%	33	3%
Other expense, net	18	1%	6	1%
Provision for income taxes	18	1%	56	5%
Interest in earnings of associates, net of tax	1	—%	16	1%
Income attributable to non-controlling interests	(7)		(4)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$238	11%	$210	19%

Diluted earnings per share	$1.75		$3.04
Revenue for the three months ended March 31, 2016 was $2.2 billion, compared to $1.1 billion for the three months ended March 31, 2015, an increase of $1.1 billion, or 105%. This growth in revenue was driven primarily by our Merger with Towers Watson and our acquisitions of Gras Savoye and Miller.
Our revenues can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended March 31, 2016, currency translation decreased our consolidated revenue by $34 million on our as reported revenue. The primary currencies driving the change were the Pound sterling and the Euro.
The components of the change in revenue generated for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,			Components of Revenue Change
	2016	2015	As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Revenue	$2,234	$1,087	105%	(3)%	108%	109%	(1)%
Definitions of Constant Currency Change and Organic Change are included in the section entitled Non-U.S. GAAP Financial Measures in this Form 10-Q.
Total costs of providing services for the three months ended March 31, 2016 were $1.9 billion compared to $794 million for the three months ended March 31, 2015. The growth in expenses was primarily driven by the Merger and our acquisitions of Gras Savoye and Miller.
Restructuring costs for the three months ended March 31, 2016 and 2015 were $25 million and $31 million, respectively. The reduction in costs comprised a $7 million reduction in termination benefits offset by a $1 million increase in professional services and other costs. See our discussion in the Operational Improvement Program section for additional details about these expenses.
Integration expenses include fees and charges associated with our mergers and acquisitions and principally consist of integration consultants, contract termination fees, as well as legal, accounting, marketing, and information technology integration expenses. These costs also include retention and severance costs and the write-off of software development as a direct consequence of the Merger.
Integration expenses for the three months ended March 31, 2016 were $52 million. These expenses primarily related to the Merger and to the integration of Gras Savoye. As a percentage of revenue, integration expenses were 2% for the three months ended March 31, 2016.
Consolidated income from operations for the three months ended March 31, 2016 was $326 million, compared to $293 million for the three months ended March 31, 2015, an increase of $33 million, or 11%. This growth in income from operations was primarily driven by the Merger and our acquisition of Gras Savoye, partially offset by the $50 million increase in the provision in relation to Stanford Financial Group litigation.
Net income attributable to Willis Towers Watson for the first quarter of 2016 was $238 million, an increase of $28 million compared to $210 million for the first quarter of 2015. This change for the first quarter of 2016 was primarily driven by the Merger and our acquisition of Gras Savoye, partially offset by the $30 million post-tax effect of the increase in the provision in relation to Stanford Group litigation.
Supplementary Pro Forma Financial Information
To assist the reader in understanding our comparative analysis, we have included discussion and analysis of pro forma financial information for Willis Towers Watson as if the Towers Watson Merger had occurred on January 1, 2015. The pro forma financial information for the three months ended March 31, 2015 combines: (i) the historical consolidated statement of operations of Willis for the three months ended March 31, 2015, and (ii) the historical consolidated statement of operations of Towers Watson for the three months ended March 31, 2015.
The pro forma financial information is only for Willis and Towers Watson and does not include Gras Savoye, Miller or other merger or acquisition activity.
Pro forma financial information is for illustrative purposes only, and is based on adjustments that are preliminary and based upon available information and certain assumptions that Willis Towers Watson management believes are reasonable under the circumstances, as described in Pro Forma Adjustments below. The pro forma financial information has not been adjusted to give effect to certain expected financial benefits of the Merger, such as revenue synergies, tax savings and cost synergies, or the anticipated costs to achieve these benefits, including the cost of integration activities. The pro forma financial information does not purport to represent what the actual consolidated results of operations of Willis Towers Watson would have been had the Merger occurred on the date indicated, nor is it necessarily indicative of future consolidated results of operations. The actual results of operations will differ, potentially significantly, from the pro forma amounts reflected herein due to a variety of factors, including access to additional information, changes in value not currently identified and changes in operating results following the date of the unaudited pro forma financial information.

Pro Forma Condensed Consolidated Statements of Operations
(Millions of U.S. dollars, except per share data)

	Three Months Ended March 31,
	2016		2015
	Willis Towers Watson		Historical Willis		Historical Towers Watson	Pro Forma Adjustments		Pro Forma Willis Towers Watson
Total revenues	$2,234	100%	$1,087		$922	$3	a, b	$2,012	100%
Costs of providing services
Salaries and benefits	1,196	54%	567		544	(7)	c, d	1,104	55%
Other operating expenses	431	19%	160		171	(1)	a, b, e	330	16%
Depreciation	43	2%	22		26	(10)	f	38	2%
Amortization	161	7%	14		15	111	g	140	7%
Restructuring costs	25	1%	31		—	—		31	2%
Integration expenses	52	2%	—		—	—		—	—%
Total costs of providing services	1,908	85%	794		756	93		1,643	82%
Income from operations	326	15%	293		166	(90)		369	18%
Interest expense	46	2%	33		2	3	h	38	2%
Other expense, net	18	1%	6		1	4	b	11	1%
Provision for income taxes	18	1%	56		59	(34)	i	81	4%
Add interest in earnings of associates, net of tax	1	—%	16		—	—		16	1%
Net Income	245	11%	214		104	(63)		255	13%
Income attributable to non-controlling interests	(7)	—%	(4)		—	—		(4)	—%
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$238	11%	$210		$104	$(63)		$251	12%

Basic earnings per share (i)	$1.76		$3.09	(i)	$1.50			$1.83	j, k
Diluted earnings per share (i)	$1.75		$3.04	(i)	$1.49			$1.82	j, k
_______________________

i.
Basic and Diluted earnings per share for the historical Willis, for the three months ended March 31, 2015 have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger, Acquisitions and Divestitures for further details.

Pro Forma Adjustments
The unaudited pro forma financial information reflects the following adjustments:

a.	Intercompany trading. Adjustments to eliminate trading between Willis and Towers Watson of $1 million for the three months ended March 31, 2015.

b.
Conforming reclassifications and adjustments. Certain reclassifications have been made to amounts in the Towers Watson historical statement of operations to conform to Willis’ presentation, including reclassifying certain contra revenue accounts and Towers Watson’s professional and subcontracted services, occupancy and general and administrative expenses within the relevant Willis captions.

c.
Pension amortization. Adjustments to remove the net periodic benefit costs of $6 million for the three months ended March 31, 2015 associated with the amortization of net actuarial losses and prior service credits/costs for Towers Watson’s pension plans.

d.	Share-based compensation. Adjustments to recognize Towers Watson share-based payments in accordance with Willis accounting policies of $1 million for the three months ended March 31, 2015.

e.	Rent. Adjustment to eliminate $1 million of historical rent expense for the three months ended March 31, 2015 offset by amortization of our favorable and unfavorable lease agreements.

f.
Depreciation. Adjustment related to depreciation on internally developed software of $13 million partially offset by an increase of $3 million for the three months ended March 31, 2015 due to a preliminary increase for leasehold improvements, furniture and fixtures and computer hardware and software.

g.
Amortization. Historical amortization expense of $15 million was removed and amortization expense of $126 million has been recorded to reflect the preliminary estimated fair values of Towers Watson’s identifiable intangible assets and related amortization that management has determined based on estimates and assumptions that it considers to be reasonable. Additional information related to the intangible assets and related amortization is detailed in Note 3 — Merger, Acquisitions and Divestitures and Note 7 — Goodwill and Intangible Assets.

h.
Interest Expense. Net adjustments to interest expense include additional interest and amortization of related deferred debt issuance costs of $3 million was recorded for the three months ended March 31, 2015 related to borrowing under a $340 million term loan as part of the funding for the pre-Merger special dividend on December 29, 2015 and the 1-year term loan to pay off Towers Watson existing debt at the time of the Merger.

i.
Income taxes. Adjustments to record the income tax impact of the pro forma adjustments. The income tax expense was calculated based on the U.S. and foreign statutory rates applicable to adjustments made. Where applicable, a U.S. statutory rate of 40% was used. Pro forma adjustments for income tax purposes have been determined without regard to potential tax planning strategies that may result from the Merger of Towers Watson with Willis.

j.
Willis ordinary shares issuance. Approximately 184 million Willis ordinary shares (prior to the reverse stock split) were issued to Towers Watson stockholders as the Merger Consideration in connection with the Merger, based on Towers Watson shares of common stock outstanding as of January 4, 2016, at a per share price of $47.18, which was the closing price on that date, for a total value of approximately $8.7 billion.

k.	Earnings per share. The pro forma consolidated basic and diluted earnings per share for the three months ended March 31, 2015 is calculated as follows:

Three Months Ended March 31, 2015
(Millions, except per share data)
Willis historic average basic shares in issue	68
Shares issued for Towers Watson (i)	69
Willis historic average basic shares in issue	137
Dilutive effect of securities	1
Diluted weighted average shares outstanding	138
Pro forma net income attributable to Willis Towers Watson	$251
Basic earnings per share	$1.83
Diluted earnings per share	$1.82
 ____________________

i.	Shares issued for Towers Watson based on approximately 69 million Towers Watson shares outstanding at January 4, 2016 and the Exchange Ratio.
Consolidated Revenue
Total revenues for the three months ended March 31, 2016 was $2.2 billion, compared to $2.0 billion for the pro forma total revenues for the three months ended March 31, 2015, an increase of $222 million, or 11%. Of the increase in total revenues, 15% was primarily due to the acquisitions of Gras Savoye and Miller, which was partially offset by adverse foreign exchange movements of 3%.
Our results can be materially impacted by changes in currency conversions, which can fluctuate significantly over the course of a calendar year. For the three months ended March 31, 2016, currency translation decreased our consolidated revenue by $53 million on a constant currency basis from the pro forma three months ended March 31, 2015. The primary currencies driving the change were the Pound sterling, the Euro and the Canadian Dollar.

The components of the change in revenue generated for the three months ended March 31, 2016 and pro forma revenue for the three months ended March 31, 2015 are as follows:

	Three Months Ended March 31,
		Pro Forma		Components of Revenue Change
	2016	2015	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Revenue	$2,234	$2,012	11%	(3)%	14%	15%	(1)%
The organic change presented above includes the reduction to revenue for the three months ended March 31, 2016 related to the fair value adjustment for deferred revenue made during purchase accounting for the Merger. If this revenue had not been reduced, the constant currency change would have been an increase of 16% and the organic change would have been an increase of 1%.
Definitions of Constant Currency Change and Organic Change are included in the section entitled non-U.S. GAAP Financial Measures in this Form 10-Q.
Segment Revenue Analysis
We are integrating Willis and Towers Watson (together, the ‘Legacy Companies’) and creating a unified platform for global growth, including to position the Company to leverage the Legacy Companies’ mutual distribution strength to enhance market penetration, expand our global footprint and create a strong platform for further innovation. During the second quarter of 2016, we will begin managing our business and reporting our segmental results across four integrated reportable operating segments: Corporate Risk and Broking; Exchange Solutions; Human Capital and Benefits; and Investment, Risk and Reinsurance. Until we are integrated, we will continue to manage our business through the Legacy Company platforms. For the three months ended March 31, 2016, we had eight reportable operating segments: Willis International; Willis North America; Willis Capital, Wholesale & Reinsurance (‘CWR’); Willis GB; Towers Watson Benefits; Towers Watson Exchange Solutions; Towers Watson Risk and Financial Services; and Towers Watson Talent and Rewards.
Segment revenue excludes amounts that were directly incurred on behalf of our clients and reimbursed by them (reimbursed expenses); however, these amounts are included in consolidated revenue.
Willis International
The Willis International business comprises our retail and specialty operations in Western Europe, Central and Eastern Europe, Asia, Australasia, the Middle East, South Africa, and Latin America. The services provided are tailored to the characteristics of each market and vary across offices, but generally include direct risk management and insurance brokerage and employee benefits brokerage and consulting. The following table sets out the components of Willis International's commissions and fees for the three months ended March 31, 2016 and March 31, 2015, and the components of the change in commissions and fees for the three months ended March 31, 2016.

	Three Months Ended March 31,			Components of Revenue Change
	2016	2015	As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Commissions and fees	$481	$287	68%	(16)%	84%	89%	(5)%
Willis International commissions and fees for the three months ended March 31, 2016 was $481 million, compared to $287 million for the three months ended March 31, 2015, an increase of $194 million, or 68%. The reported increase was largely driven by the acquisition of Gras Savoye, which added $234 million of commissions and fees in the quarter. The organic revenue decline was driven by the cancellation adjustment relating to one large natural resources project, the timing of certain business, and a decline in the Asia market. This cancellation was not related to the economic environment of the energy sector, but was political in nature. These declines were partially offset by strong growth in Latin America.

Willis North America
The Willis North America business provides risk management, insurance brokerage, related risk services and employee benefits brokerage and consulting to a wide array of industry and client segments in the United States and Canada. The following table sets out the components of Willis North America's commissions and fees for the three months ended March 31, 2016 and March 31, 2015, and the components of the change in commissions and fees for the three months ended March 31, 2016.

	Three Months Ended March 31,			Components of Revenue Change
	2016	2015	As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Commissions and fees	$368	$356	3%	—%	3%	(1)%	4%
Willis North America commissions and fees for the three months ended March 31, 2016 was $368 million, compared to $356 million for the three months ended March 31, 2015, an increase of $12 million, or 3%. The reported increase came from all major regions, particularly in the Northeast, driven primarily by the Construction, Financial Institutions and FINEX lines partially offset by the divestiture of several small books of business. The Human Capital Practice produced mid-single digit organic growth as compared to the first quarter of 2015.
Willis Capital, Wholesale and Reinsurance
Willis CWR includes: Willis Re; Willis Capital Markets & Advisory; our Wholesale business and Portfolio and Underwriting services. The following table sets out the components of Willis CWR's commissions and fees for the three months ended March 31, 2016 and March 31, 2015, and the components of the change in commissions and fees for the three months ended March 31, 2016.

	Three Months Ended March 31,			Components of Revenue Change
	2016	2015	As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Commissions and fees	$331	$296	12%	(2)%	14%	17%	(3)%
Willis CWR commissions and fees for the three months ended March 31, 2016 was $331 million, compared to $296 million for the three months ended March 31, 2015, an increase of $35 million, or 12%. The reported increase was largely driven by the recent acquisition of Miller Insurance Services, which added $49 million of commissions and fees in the quarter, while the organic decline was primarily related to the departure of a team of associates in the Fine Arts, Jewellery and Specie business as well as the timing of certain businesses.
Willis GB
Willis GB, our Great Britain-based specialty and retail business, comprises the following business units: Property & Casualty; Financial Lines; Transport; and Retail Networks. The following table sets out the components of Willis GB's commissions and fees for the three months ended March 31, 2016 and March 31, 2015, and the components of the change in commissions and fees for the three months ended March 31, 2016.

	Three Months Ended March 31,			Components of Revenue Change
	2016	2015	As Reported Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Commissions and fees	$139	$142	(2)%	(2)%	—%	2%	(2)%
Willis GB commissions and fees for the three months ended March 31, 2016 was $139 million, compared to $142 million for the three months ended March 31, 2015, a decrease of $3 million, or 2%. Organic growth across each business (Financial Lines, Transport and Property & Casualty) was more than offset by the same cancellation adjustment of the natural resources project, as noted in the Willis International segment.
Towers Watson Benefits
The Towers Watson Benefits segment provides benefits consulting and administration services for large defined benefit and defined contribution plans, including consulting on plan design, funding and risk management strategies. The segment also provides plan management consulting across the full spectrum of health and group benefit programs, pension outsourcing services, and helps multinational companies address the challenges of operating in the global marketplace by providing expertise with international human capital management and benefits and compensation advice for corporate headquarters and their overseas subsidiaries.
A significant portion of the revenue in this segment is from recurring work, driven in large part by the heavily regulated nature of employee benefits plans and our clients’ annual needs for these services. Revenue for the Retirement business is typically seasonal, as most of our work pertains to calendar-year-end reporting and compliance related to the completion of pension plan valuations; thus, the first first quarter of our fiscal year is typically the strongest quarter.
The following table sets out the components of Towers Watson Benefits’ revenues for the three months ended March 31, 2016 and pro forma revenue for the three months ended March 31, 2015, and the components of the change in revenue for the three months ended March 31, 2016.

	Three Months Ended March 31,
		Pro Forma		Components of Revenue Change
	2016	2015	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Revenues	$486	$496	(2)%	(3)%	1%	—%	1%
Benefits revenue for the three months ended March 31, 2016 was $486 million, compared to $496 million for the pro forma three months ended March 31, 2015, a decrease of $10 million, or 2%. Retirement had a 2% constant currency revenue decline, primarily due to an increase in deferred revenues related to pension administration implementations and lower bulk lump sum work, as compared to the first quarter of 2015. Health and Group Benefits had 8% constant currency revenue growth, due to increased product revenue. Technology and Administration Solutions had 8% constant currency revenue growth with growth across all regions due to new clients and increased project activity.
Towers Watson Exchange Solutions
The Towers Watson Exchange Solutions segment provides primary medical and ancillary benefit exchange services to retirees and pre-65 individuals through its proprietary ‘group to individual’ technology platform, which tightly integrates patented call routing technology, an efficient quoting enrollment engine, a custom-developed Customer Relationship Management (‘CRM’) system and comprehensive insurance carrier connectivity. This business also can deliver group benefit exchanges serving the active employees of virtually any employer across the United States. We use Software as a Service (‘SaaS’)-based technology and related services to deliver consumer-driven health care and reimbursement accounts, including health savings accounts (‘HSAs’), health reimbursement arrangements (‘HRAs’) and other consumer-directed accounts.
A significant portion of the revenue in this segment is recurring in nature, driven by either the commissions from the policies we sell or from long-term service contracts with our clients that typically range from three to five years. Revenue across this segment is seasonal, driven by the fact that we typically increase our membership levels significantly effective January 1, after calendar year-end benefits elections. This results in revenues that are higher in the first half of the calendar year than the second half of the calendar year.
The following table sets out the components of Towers Watson Exchange Solutions’ revenues for the three months ended March 31, 2016 and pro forma revenue for the three months ended March 31, 2015, and the components of the change in revenue for the three months ended March 31, 2016.

	Three Months Ended March 31,
		Pro Forma		Components of Revenue Change
	2016	2015	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Revenues	$152	$97	57%	—%	57%	9%	48%
Exchange Solutions revenue for the three months ended March 31, 2016 was $152 million, compared to $97 million for the pro forma three months ended March 31, 2015, an increase of $55 million, or 57%. Retiree and Access Exchanges revenue increased by 47%, primarily as a result of the record annual 2016 enrollment season. Our Exchange Other revenues increased by 73%, primarily due to Health and Welfare administration adding new clients. As of March 31, 2016, we had approximately 1.6 million covered lives in OneExchange.

Towers Watson Risk and Financial Services
The Towers Watson Risk and Financial Services segment serves the insurance industry as well as corporate clients with respect to their insurance and risk management needs. This segment also helps our clients manage investment complexity, establish their risk tolerance and improve governance.
The segment has a strong base of recurring revenue, driven by long-term client relationships in retainer investment consulting assignments, software solutions, consulting services on financial reporting, and actuarial opinions on property/casualty loss reserves. Some of these relationships have been in place for more than 20 years. A portion of the revenue is related to project work, which is more heavily dependent on the overall level of discretionary spending by clients. This work is favorably influenced by strong client relationships, particularly related to M&A consulting. Major revenue growth drivers include changes in regulations, the level of M&A activity in the insurance industry, and growth in pension and other asset pools.
The following table sets out the components of Towers Watson Risk and Financial Services’ revenues for the three months ended March 31, 2016 and pro forma revenue for the three months ended March 31, 2015, and the components of the change in revenue for the three months ended March 31, 2016.

	Three Months Ended March 31,
		Pro Forma		Components of Revenue Change
	2016	2015	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Revenues	$144	$156	(8)%	(4)%	(4)%	1%	(5)%
Risk and Financial Services revenue for the three months ended March 31, 2016 was $144 million, compared to $156 million for the pro forma three months ended March 31, 2015, a decrease of $12 million, or 8%. Risk Consulting and Software had a constant currency revenue decline of 5%, primarily due to softness in market demand in the Americas and EMEA. Investment constant currency revenues decreased by 2%, compared to low-single digits growth in the first quarter of 2015 driven by declines in EMEA.
Towers Watson Talent and Rewards
The Towers Watson Talent and Rewards Segment advises clients’ management and boards of directors on all aspects of executive pay programs, including base pay, annual bonuses, long-term incentives, perquisites and other benefits. The segment also offers a broad array of advisory services focused on designing and implementing Rewards and Talent Management programs and processes. These solutions help companies attract and deploy talent, engage them over time, manage and reward their performance, develop their skills, provide them with relevant career paths, communicate with them and manage organizational change initiatives. Additionally, this segment provides benchmarking data, employee surveys and HR software to help companies administer and manage their talent management and reward programs.
Revenue for the Talent and Rewards segment has become more seasonal in nature, with a meaningful amount of heightened activity in the second half of the calendar year during the annual compensation, benefits and survey cycles. Major revenue growth drivers in this group include demand for workforce productivity improvements and labor cost reductions, focus on high performance culture, globalization of the workforce, changes in regulations and benefits programs, M&A activity, the demand for universal metrics related to workforce engagement and the opportunity to leverage technology to manage annual talent management and reward processes.
The following table sets out the components of Towers Watson Talent and Rewards’ revenues for the three months ended March 31, 2016 and pro forma revenue for the three months ended March 31, 2015, and the components of the change in revenue for the three months ended March 31, 2016.

	Three Months Ended March 31,
		Pro Forma		Components of Revenue Change
	2016	2015	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Revenues	$124	$140	(11)%	(2)%	(9)%	(3)%	(6)%
Talent and Rewards revenue for the three months ended March 31, 2016 was $124 million, compared to $140 million for the pro forma three months ended March 31, 2015, a decrease of $16 million, or 11%, including the sale of the Human Resource Service Delivery business, which took place in the third quarter of 2015. Constant currency revenue growth was 15% in the first quarter of 2015 and therefore represents a strong comparable across all lines of business. The decline is due to a decrease in the number of transactions in the global market.
Additional Pro Forma Consolidated Analysis
Salaries and Benefits
Salaries and benefits were $1.2 billion for the first quarter of 2016, an increase of $92 million, or 8%, compared to $1.1 billion in the first quarter of pro forma 2015. The increase was primarily driven by salaries and benefits relating to 2015 acquisitions (net of divestitures), including $84 million salaries and benefits relating to Gras Savoye and Miller.
Other Operating Expenses
Other operating expenses include occupancy, legal, marketing, licenses, royalties, supplies, technology, printing and telephone costs, as well as insurance, including premiums on excess insurance and losses on professional liability claims, non-client-reimbursed travel by associates, publications, professional subscriptions and development, recruitment, other professional fees and irrecoverable value added and sales taxes.
Other operating expenses for the first quarter of 2016 were $431 million, compared to $330 million for the first quarter of pro forma 2015, an increase of $101 million or 31%. The increase was primarily driven by $49 million other operating expenses relating to Legacy Willis acquisitions (net of divestitures) and the $50 million increase in the provision in relation to the Stanford litigation.
Depreciation
Depreciation includes depreciation of fixed assets. Depreciation was $43 million for the first quarter of 2016, an increase of $5 million, or 13%, compared to $38 million for the first quarter of pro forma 2015. The increase included $2 million of depreciation relating to Legacy Willis acquisitions (net of divestitures) and also included normal capital expenditures.
Amortization
Amortization includes amortization of intangible assets and internally developed software. We acquired approximately $676 million in intangible assets in our acquisitions of Miller and Gras Savoye during the second and fourth quarters of 2015, respectively, and approximately $4.1 billion in intangible assets in our Merger with Towers Watson during the first quarter of 2016. These intangible assets are amortized over their expected lives which range from 1 to 25 years. See Note 3 — Merger, Acquisitions and Divestitures and Note 7 — Goodwill and Intangible Assets for additional information about our intangible assets. Amortization was $161 million for the first quarter of 2016, an increase of $21 million, or 15%, compared to $140 million for the first quarter of pro forma 2015. The increase was primarily related to Legacy Willis acquisitions (net of divestitures) which added $22 million of expense in the current quarter.
Consolidated Income from Operations
Consolidated income from operations for the three months ended March 31, 2016 was $326 million, compared to pro forma consolidated income from operations of $369 million for the three months ended March 31, 2015, a decrease of $43 million, or 12%.
Provision for Income Tax
Provision for income tax for the three months ended March 31, 2016 was $18 million, compared to pro forma provision for income tax of $81 million for the three months ended March 31, 2015, a decrease of $63 million, or 78%. This decrease in provision for income tax was driven primarily by deductible transaction and integration costs and additional interest expense on debt incurred in connection with the Merger. Furthermore, the effect of the $50 million increase in the provision related to the Stanford Financial Group litigation reduced the provision for income tax by approximately $20 million.
Other Expense, Net
Other expense, net includes other gains and losses, including gains and losses on foreign currency transactions.
Other expense, net for the three months ended March 31, 2016 was $18 million, compared to pro forma other expense, net of $11 million for the three months ended March 31, 2015, an increase of $7 million, primarily related to a $3 million decrease in net gains related to the disposal of certain Legacy Willis businesses and a $10 million increase in losses from foreign exchange, partially offset by $4 million pro forma reclassifications made to amounts in the Towers Watson historical statement of operations to conform to Willis’ presentation.

Net Income (attributable to Willis Towers Watson)
Net income attributable to Willis Towers Watson for the three months ended March 31, 2016 was $238 million, a decrease of $13 million compared to $251 million for the first quarter of pro forma 2015. The decrease in net income attributable to Willis Towers Watson for the first quarter of 2016 was primarily driven by the $43 million decrease in income from operations, a $15 million increase in interest and other expense and a $15 million decrease in interest in earnings of associates (as we now consolidate Gras Savoye), partially offset by the $63 million decrease in provision for income tax.
Operational Improvement Program
Overview
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
The program began in the second quarter of 2014 and is expected to be complete by the end of 2017. We are expecting to deliver $325 million of annual cost savings by the end of 2017.
The estimated phasing of future cost savings is as follows: up to approximately $150 million in 2016, and up to approximately $250 million in 2017. The estimated cost savings are before any potential reinvestment for future growth.
To achieve these savings, the Company expects to incur restructuring charges amounting to approximately $440 million through the end of 2017 with approximately $140 million expected for 2016 and the balance expected to be incurred in 2017.
Total spend, actual savings, and timing may vary positively or negatively from these estimates due to changes in the scope, underlying assumptions, or execution risk of the restructuring plan throughout its duration. The program cumulative expected savings exclude merger-related savings.
First quarter 2016 update
In the first quarter of 2016, the Company recognized restructuring costs of $25 million related to the Operational Improvement Program.
The $25 million restructuring costs incurred included:

•	$8 million in Willis International, comprising $2 million of termination benefits and $6 million of professional services and other program costs;

•	$8 million in Willis North America, comprising $1 million of termination benefits and $7 million of professional services and other program costs;

•	$1 million in Willis CWR, $3 million in Willis GB, and $5 million in Corporate and other, each comprising professional services and other program costs.
We generated $41 million of savings in the first quarter of 2016, $39 million from actions taken in 2014 and 2015 and $2 million from actions taken in 2016.

Liquidity and Capital Resources
Executive Summary
Our principal sources of liquidity are funds generated by operating activities, available cash and cash equivalents and amounts available under revolving credit facilities.
Based on our balance sheets, combined cash flows, current market conditions and information available to us at this time, including a potential refinancing of additional debt financing in 2016, we believe that Willis Towers Watson has sufficient liquidity, which includes our undrawn revolving credit facilities, to meet our cash needs for the next twelve months, including investing in the business for growth, creating value through the integration of Willis, Towers Watson and Gras Savoye, making scheduled debt repayments, and making contemplated dividend payments.
As a result of the Merger, we changed our assertion on a portion of certain acquired Towers Watson foreign subsidiaries’ unremitted earnings and recorded a deferred tax liability through goodwill.  We continue to assert that the historical cumulative earnings of our other subsidiaries are reinvested indefinitely and we do not provide deferred tax liabilities on these amounts. Should the Company repatriate any portion of our cash, it might be required to accrue and pay additional taxes. The Company has no current plans and does not anticipate repatriating cash other than for certain Legacy Towers Watson foreign subsidiaries. However, if additional funds are needed for the Company's operations, strategic acquisitions, or capital expenditures, the Company may need to repatriate cash. One of the potential sources of cash may be through settlement of inter-company loans or return of capital distributions in a tax efficient manner.
Consistent with our liquidity position, management considers various alternative strategic uses of cash reserves. As part of the integration of Willis, Towers Watson and Gras Savoye, the Company restructured some of its debt financing in March 2016 and will continue to consider its debt financing in the remainder of 2016, dependent on market and other conditions at the time.
During the three months ended March 31, 2016, we issued $1 billion of senior notes ($450 million due 2021 and $550 million due 2026), essentially to refinance the $300 million senior notes due 2016, to refinance $400 million of debt assumed as part of the Merger and to make further repayment on the revolving credit facility.
Assets and liabilities associated with non-U.S. entities have been translated into U.S. dollars as of March 31, 2016 at U.S. dollar rates that fluctuate compared to historical periods. As a result, cash flows derived from changes in the consolidated balance sheets include the impact of the change in foreign exchange translation rates.
Events that could change the historical cash flow dynamics discussed above include significant changes in operating results, potential future acquisitions or divestitures, material changes in geographic sources of cash, unexpected adverse impacts from litigation or future pension funding during periods of severe downturn in the capital markets.
Cash and Short-term Investments
Our cash and cash equivalents at March 31, 2016 totaled $954 million, compared to $532 million at December 31, 2015. The increase in cash from December 31, 2015 to March 31, 2016 was primarily due to cash acquired in the Merger with Towers Watson.
Additionally, $667 million was available to draw under our $800 million revolving credit facility, compared with $333 million at December 31, 2015, and $420 million was available to draw for special purposes under other credit facilities.
Included within cash and cash equivalents at March 31, 2016 is a proportion held for regulatory capital adequacy requirements, including $82 million held within our regulated U.K. entities for regulatory capital adequacy requirements.

Summarized Condensed Consolidated Cash Flows
The following table presents the summarized consolidated cash flow information for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net cash from/(used in):
Operating activities	$118	$(64)
Investing activities	417	(8)
Financing activities	(115)	(39)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	420	(111)
Effect of exchange rate changes on cash and cash equivalents	2	(21)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	532	635
CASH AND CASH EQUIVALENTS, END OF PERIOD	$954	$503
Cash Flows From/(Used In) Operating Activities.
Cash flows from operating activities were $118 million for the three months ended March 31, 2016, compared to cash flows used in operating activities of $64 million for the three months ended March 31, 2015.
The $118 million cash provided by operating activities comprises net income of $245 million, adjusted for $164 million of non-cash adjustments to reconcile net income to cash provided by operating activities net of $291 million of negative working capital movements.
The non-cash adjustments primarily include depreciation, amortization, net defined benefit pension credits, share based compensation, and provisions for deferred income taxes.
The $291 million negative movement in working capital includes $499 million payment of cash incentives and $40 million of contributions into our defined benefit pension schemes. Additionally, there was a $161 million increase in accounts receivable as revenue recognized in the three months ended March 31, 2016 was greater than cash collection. The negative movements were partially offset by the non-cash adjustment related to provision increases including the $50 million recognized in respect of the Stanford matter.
The $182 million increase in cash from operations in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to the cash from operations from the Merger with Towers Watson and the acquisitions of Gras Savoye and Miller.
Cash Flows From/(Used In) Investing Activities.
Cash flows from investing activities for the three months ended March 31, 2016 were $417 million, largely driven by $476 million of cash acquired as a result of our Merger with Towers Watson, which was a non-cash transaction as it was consummated through the issuance of shares. We also redeemed certain investments resulting in cash inflows of $20 million, which were offset by fixed asset purchase and capitalized costs of developing internal and external software totaling $66 million.
Cash flows used in investing activities of $8 million for the three months ended March 31, 2015 were driven by capital expenditures of $17 million and cash payments of $8 million for deferred consideration related to acquisitions made in prior years. This was partially offset by proceeds from the disposal of operations of $13 million.
Cash Flows Used In Financing Activities.
Cash flows used in financing activities for the three months ended March 31, 2016 were $115 million. The primary drivers during the period were as follows:

•
debt issuance of $1.4 billion representing $450 million of 3.500% senior notes due 2021 (‘2021 Notes’), $550 million of 4.400% senior notes due 2026 (‘2026 Notes’) ($445 million and $543 million, respectively, (net of debt issuance costs) and a $400 million drawdown on the 1-year term loan facility;

•	repayments of debt totaling $1.5 billion which were principally funded by the 2021 Notes and 2026 Notes and represented:

◦	the $300 million repayment of the 4.125% senior notes due 2016;

◦	a $400 million repayment of Legacy Towers Watson debt assumed at the date of the Merger under change of control clauses;

◦	the repayment of the $400 million drawdown on the 1-year term loan facility;

◦	mandatory debt repayments of $28 million on term loans;

◦	a $79 million repayment of short-term borrowing under a bank overdraft arrangement, net of $26 million new borrowing; and

◦	drawings of $876 million and repayments of $1.2 billion for net repayments of $338 million on the revolving credit facility.
No dividend was paid in the three months ended March 31, 2016 as the fourth quarter 2015 dividend was accelerated and paid during December 2015, prior to completion of the Merger.
Cash flows used in financing activities for the three months ended March 31, 2015 were $39 million, primarily due to cash dividends paid of $54 million, repurchase of shares of $15 million, and $4 million of mandatory repayments on term loans. This was partially offset by cash receipts of $35 million from the issue of shares and $3 million excess tax benefits from share-based payment arrangements.
Indebtedness
Total debt, total equity, and the capitalization ratio at March 31, 2016 and December 31, 2015 were as follows (millions, except percentages):

	March 31, 2016	December 31, 2015
	(in millions)
Long-term debt	$2,767	$2,278
Short-term debt and current portion of long-term debt	1,144	988
Total debt	$3,911	$3,266
Total Willis Towers Watson shareholders’ equity	$11,151	$2,229

Capitalization ratio	26.0%	59.4%
At March 31, 2016, mandatory debt repayments over the next twelve months include $620 million (€544 million) on our 1-year term loan, $394 million senior notes due 2017, scheduled repayments of $85 million on our term loan maturing in 2019, scheduled repayments of $23 million on our 7-year term loan and $26 million short-term borrowings under a bank overdraft arrangement.
On March 22, 2016, we issued $450 million of 3.500% senior notes due 2021 and $550 million of 4.400% senior notes due 2026. We used the net proceeds from this offering to: repay $300 million under our $800 million revolving credit facility (which was drawn to repay our 4.125% senior notes on March 15, 2016); repay the $400 million second tranche under our 1-year term loan facility; pay down further amounts outstanding under our $800 million revolving credit facility; and pay related accrued interest.
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
At March 31, 2016 and December 31, 2015, we had fiduciary funds of $2.8 billion and $2.3 billion, respectively.
Share Buyback Program
During the three months ended March 31, 2016, there were no share buybacks. The Company will consider buying back shares in the open market or through privately negotiated transactions, depending on market conditions. The maximum number of shares that may be purchased under the existing share buyback program based on the closing price of our Ordinary Shares on March 31, 2016 of $118.66 was 4,458,034.
Capital Commitments
Capital expenditures for fixed assets and software for internal use and capitalized software costs were $66 million for the first three months of 2016. Anticipated commitments of capital funds for fixed assets and capitalized software costs are estimated to be around $260 million for the remainder of 2016. We expect cash from operations to adequately provide for these cash needs. There have been no material changes to our capital commitments since December 31, 2015, except as discussed in Note 12 — Commitments and Contingencies.
Dividends
There were no cash dividends paid during the three months ended March 31, 2016 as dividends usually paid this quarter were accelerated to December 2015. Cash dividends of $54 million were paid during the three months ended March 31, 2015. In April 2016, Willis Towers Watson declared a quarterly cash dividend of $0.48 per share, consistent with our annual rate of $1.92 per share.

Off-Balance Sheet Arrangements and Contractual Obligations
Operating Leases. We lease office space and furniture under operating lease agreements with terms typically ranging from three to twenty years. We have determined that there is not a large concentration of leases that will expire in any one fiscal year. Consequently, management anticipates that any increase in future rent expense on leases will be mainly market-driven. We also lease cars and selected computer equipment under operating lease agreements. For acquired operating leases, intangible assets or liabilities have been recognized for the difference between the contractual cash obligations and the estimated market rates at the time of acquisition. These intangibles are amortized to rent expense but do not affect our contractual cash obligations. There have been no material changes to our operating lease obligations since December 31, 2015, except as discussed in Note 12 — Commitments and Contingencies.
Contractual Obligations. Material changes to our contractual obligations since December 31, 2015 are discussed in Note 9 — Debt, Note 11 — Retirement Benefits, and Note 12 — Commitments and Contingencies.
Non-U.S. GAAP Financial Measures
Effective from January 1, 2016, we have made changes to the Non-U.S. GAAP financial measures that we use to provide additional meaningful methods of evaluating the Company’s financial performance and have replaced our underlying and organic measures with those described below.
These changes have been made as both a direct consequence of the Merger and to simplify and better align these measures with how we internally assess core performance and benchmark our operating results versus competitors.
In order to assist readers of our financial statements in understanding the core operating results that Willis Towers Watson’s management uses to evaluate the business and for financial planning, we present non-U.S. GAAP measures. Willis Towers Watson’s management began using the following measures from the effective date of the Merger: (1) Adjusted Revenues, (2) Constant Currency Change, (3) Organic Change, (4) Adjusted Operating Income, (5) Adjusted EBITDA, (6) Adjusted Net Income, (7) Adjusted Diluted Earnings Per Share, (8) Adjusted Income Before Taxes, (9) Adjusted Income Taxes/Rate and (10) Free Cash Flow. The Company believes these measures are relevant and provide useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating results.
These measures are different than those reported in our Form 10-K for the year ended December 31, 2015 and filed with the SEC on February 29, 2016. Historical Non-U.S. GAAP measures have been recalculated using Management’s new metrics for the three months ended March 31, 2015 and are not necessarily the same figures reported in our previous filings.
These non-U.S. GAAP measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the information contained within our financial statements.
The pro forma financial information is only for Willis and Towers Watson and does not include Gras Savoye, Miller or other merger or acquisition activity.
Adjusted Revenues
We consider Adjusted Revenues to be an important financial measure, which is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.
Adjusted Revenues is defined as Total revenues adjusted for the fair value adjustment for deferred revenue that would otherwise have been recognized but for the purchase accounting treatment of these transactions. GAAP accounting requires the elimination of this revenue.
A reconciliation of Total revenues to Adjusted Revenues is as follows:

	March 31, 2016	March 31, 2015
	Willis Towers Watson	Historical Willis	Pro Forma Towers Watson	Pro Forma Willis Towers Watson
	(in millions)
Total revenues	$2,234	$1,087	$925	$2,012
Fair value adjustment for deferred revenue	32	—	—	—
Adjusted Revenues	$2,266	$1,087	$925	$2,012

Constant Currency Change and Organic Change
We evaluate our revenue on an as reported, constant currency and organic basis. We believe providing constant currency and organic information provides valuable supplemental information regarding our results, consistent with how we evaluate our performance internally.

•
Constant Currency Change - Represents the year over year change in revenues excluding the impact of foreign currency fluctuations. To calculate this impact, the prior year local currency results are first translated using the current year monthly average exchange rates. The change is calculated by comparing the adjusted prior year revenues to the current year as reported revenues for the same period.

•	Organic Change - The organic presentation excludes both the impact of fluctuations in foreign currency exchange rates, as described above, as well as the impact of acquisitions and divestitures.
The constant currency and organic change results, and a reconciliation from the as reported results for consolidated revenues are included in the As Reported Financial Information section within this Form 10-Q. These results are also reported by segment and line of business in the Segment Revenue Analysis tables presented within this Form 10-Q.
A reconciliation of pro forma revenue change to constant currency and organic change is as follows:

	Three Months Ended March 31,
		Pro Forma		Components of Revenue Change
	2016	2015	Pro Forma Change	Currency Impact	Constant Currency Change	Acquisitions/Divestitures	Organic Change
	(in millions)
Total revenues	$2,234	$2,012	11%	(3)%	14%	15%	(1)%
Fair value adjustment for deferred revenue	32	—
Adjusted Revenues	$2,266	$2,012	13%	(3)%	16%	15%	1%
Adjusted Operating Income
We consider Adjusted Operating Income to be an important financial measure, which is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.
Adjusted Operating Income is defined as Income from Operations adjusted for amortization, integration expenses, the fair value adjustment for deferred revenue, restructuring costs and non-recurring items.
A reconciliation of Income from Operations to Adjusted Operating Income is as follows:

	March 31, 2016	March 31, 2015
	Willis Towers Watson	Historical Willis	Pro Forma Towers Watson (i)	Pro Forma Willis Towers Watson
	(in millions, except share and per share amounts)
Income from operations	$326	$293	$76	$369
Adjusted for certain items:
Amortization	161	14	126	140
Restructuring costs	25	31	—	31
Integration expenses	52	—	—	—
Provision for the Stanford litigation	50	—	—	—
Fair value adjustment for deferred revenue	32	—	—	—
Adjusted Operating Income	$646	$338	$202	$540
__________________________

i.	Includes pro forma adjustments made in the Supplementary Pro Forma Financial Information section in this Form 10-Q
Adjusted Operating Income for the first quarter of 2016 was $646 million, compared to proforma $540 million for the first quarter of 2015.
The increase in Adjusted Operating Income for the first quarter of 2016 was primarily driven by our acquisition of Gras Savoye.

Adjusted EBITDA
We consider Adjusted EBITDA to be an important financial measure, which is used to internally evaluate and assess our core operations, to benchmark our operating results against our competitors, and to evaluate and measure our performance based compensation plans.
Adjusted EBITDA is defined as Net Income adjusted for provision for income taxes, interest expense, depreciation and amortization, restructuring costs, integration expenses, the fair value adjustment for deferred revenue and non-recurring items.
A reconciliation of net income to Adjusted EBITDA is as follows:

	March 31, 2016	March 31, 2015
	Willis Towers Watson	Historical Willis	Pro Forma Towers Watson (i)	Pro Forma Willis Towers Watson
	(in millions)
NET INCOME	$245	$214	$41	$255
Provision for income taxes	18	56	25	81
Interest expense	46	33	5	38
Depreciation	43	22	16	38
Amortization	161	14	126	140
Restructuring costs	25	31	—	31
Integration expenses	52	—	—	—
Provision for the Stanford litigation	50	—	—	—
Fair value adjustment for deferred revenue	32	—	—	—
Gain on disposal of operations	(1)	(4)	—	(4)
Adjusted EBITDA	$671	$366	$213	$579
__________________________

i.	Includes pro forma adjustments made in the Supplementary Pro Forma Financial Information section in this Form 10-Q
Adjusted EBITDA for the first quarter of 2016 was $671 million, compared to proforma $579 million for the first quarter of 2015.
The increase in Adjusted EBITDA for the first quarter of 2016 was primarily driven by our acquisition of Gras Savoye.

Adjusted Net Income and Adjusted Diluted Earnings Per Share
Adjusted Net Income is defined as Net Income Attributable to Willis Towers Watson adjusted for tax effected items of amortization, integration expenses, the fair value adjustment of deferred revenue, restructuring costs and non-recurring items. This measure is used solely for the purpose of calculating adjusted diluted earnings per share.
Adjusted Diluted Earnings Per Share is another measure which excludes the impact of acquisition related expenses that is used to internally evaluate and assess our core operations and to benchmark our operating results against our competitors.
Adjusted Diluted Earnings Per Share is defined as Adjusted Net Income divided by the weighted average shares of common stock, diluted.
A reconciliation of net income attributable to Willis Towers Watson to adjusted diluted earnings per share is as follows:

	March 31, 2016	March 31, 2015
	Willis Towers Watson	Historical Willis
	(in millions, except per share amounts)
NET INCOME ATTRIBUTABLE TO WILLIS TOWERS WATSON	$238	$210
Adjusted for certain items (i):
Amortization	109	11
Restructuring costs	19	22
Integration expenses	42	—
Provision for the Stanford litigation	31	—
Fair value adjustment for deferred revenue	26	—
Gain on disposal of operations	(1)	(2)
Adjusted Net Income	$464	$241
Weighted average shares of common stock — diluted (ii)	136	69
Diluted earnings per share (ii)	$1.75	$3.04
Adjusted for certain items:
Amortization	0.80	0.16
Restructuring costs	0.14	0.32
Integration expenses	0.31	—
Provision for the Stanford litigation	0.23	—
Fair value adjustment for deferred revenue	0.19	—
Gain on disposal of operations	(0.01)	(0.03)
Adjusted Diluted Earnings Per Share	$3.41	$3.49

__________________________

i.
The adjustments to net income and diluted earnings per share of certain items are net of tax.  In calculating the net of tax amounts for the three months ended March 31, 2016, the effective tax rate was based on the statutory tax rate applicable to the item being adjusted for in the jurisdiction from which each adjustment arises.

ii.
Shares of common stock and diluted earnings per share for the three months ended March 31, 2015 have been retroactively adjusted to reflect the reverse stock split on January 4, 2016. See Note 3 — Merger, Acquisitions and Divestitures for further details.

Adjusted Income Before Taxes and Adjusted Income Taxes/Rate
Adjusted Income Before Taxes is defined as Income from continuing operations before income taxes and interest in earnings of associates adjusted for amortization, integration expenses, the fair value adjustment of deferred revenue, restructuring costs and non-recurring items. Adjusted income before taxes is used solely for the purpose of calculating the adjusted income tax rate.
Adjusted Income Taxes/Rate is defined as Provision for income taxes adjusted for taxes on certain items of amortization, integration expenses, the fair value adjustment of deferred revenue, restructuring costs and non-recurring items. Adjusted income taxes is used solely for the purpose of calculating the adjusted income tax rate.
A reconciliation of income from continuing operations before income taxes and interest in earnings of associates to adjusted income and provision for income taxes to adjusted income taxes is as follows:

March 31, 2016
Willis Towers Watson
(in millions, except tax rates)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST IN EARNINGS OF ASSOCIATES	$262
Adjusted for certain items:
Amortization	161
Restructuring costs	25
Integration expenses	52
Provision for the Stanford litigation	50
Fair value adjustment for deferred revenue	32
Gain on disposal of operations	(1)
Adjusted Income before taxes	$581

Provision for income taxes	$18
Tax effect on certain items listed above	94
Adjusted income taxes	$112

GAAP tax rate	7%
Adjusted income tax rate	19%
Free Cash Flow
Free Cash Flow is used to evaluate our core operating performance, and is defined as cash flows from operating activities less cash used to purchase fixed assets and software for internal use.
A reconciliation of cash flows from operating activities to Free Cash Flow is as follows:

	March 31, 2016	March 31, 2015
	Willis Towers Watson	Historical Willis
	(in millions)
Cash flows from (used in) operating activities	$118	$(64)
Less: Additions to fixed assets and software for internal use	(48)	(17)
Free Cash Flow	$70	$(81)
Critical Accounting Policies and Estimates
The accounting estimates or assumptions that management considers to be the most important to the presentation of our financial condition or operating performance are discussed in the Company’s Annual Report of Form 10-K filed with the Securities and Exchange Commission. Management has identified the following additional information as critical to understanding our estimates recorded during the three months ended March 31, 2016, primarily related to our Merger with Towers Watson.

Pension Assumptions
On January 4, 2016, in connection with our Merger with Towers Watson, we acquired additional defined benefit and post-retirement welfare plans (‘PRW’). We acquired total plan assets of approximately $3.7 billion and projected benefit obligations of approximately $4.6 billion. The funded status for each of the acquired plans has been included in the preliminary values of identifiable assets acquired, and liabilities assumed in Note 3 — Merger, Acquisitions and Divestitures, and represents $67 million of pension assets recorded in pension benefit assets and $941 million of pension liabilities recorded in pension and postretirement liabilities.
Significant plans acquired are described below:
United States
Legacy Towers Watson U.S. defined benefit pension plan – Employees hired prior to December 31, 2010 earned benefits under their legacy plan formulas, which were frozen on December 31, 2011. Beginning January 1, 2012, all Legacy Towers Watson employees, including named executive officers, accrue qualified and non-qualified benefits under a new stable value pension design.
United Kingdom
Legacy Towers Watson U.K. defined benefit pension plan – Benefit accruals earned under a Legacy Watson Wyatt defined benefit plan (predominantly pension benefits) ceased on February 28, 2015, although benefits earned prior to January 1, 2008 retain a link to salary until the employee leaves the Company.  Benefit accruals earned under a Legacy Towers Perrin defined benefit plan (predominantly lump sum benefits) were frozen on March 31, 2008.  All associates now accrue defined contribution benefits.
Other
In addition to the Legacy Towers Watson U.S. and U.K. defined benefit pension plans, we acquired smaller defined benefit pension plans in Canada, Germany, Ireland and the Netherlands.
Post-retirement Welfare Plan
Legacy Towers Watson Post-retirement Benefits – We provide certain health care and life insurance benefits for retired employees. The principal plans cover associates in the U.S. and Canada who have met certain eligibility requirements. Our principal post-retirement benefit plans are primarily unfunded. Retiree medical benefits provided under our U.S. post-retirement benefit plans were closed to new hires effective January 1, 2011. Life insurance benefits under the plans were frozen with respect to service, eligibility and amounts as of January 1, 2012 for active employees.
The determination of the Company’s obligations and annual expense under the plans is based on a number of assumptions that, given the longevity of the plans, are long-term in focus. A change in one or a combination of these assumptions could have a material impact on our pension benefit obligation (‘PBO’) and related cost. Any difference between actual and assumed results is amortized into pension cost over the average remaining service period of participating associates. Willis Towers Watson considers several factors prior to the start of each fiscal year when determining the appropriate annual assumptions, including economic forecasts, relevant benchmarks, historical trends, portfolio composition and peer company comparisons.
Funding is based on actuarially determined contributions and is limited to amounts that are currently deductible for tax purposes. Since funding calculations are based on different measurements than those used for accounting purposes, pension contributions are not equal to net periodic pension cost.

The assumptions used to determine PBO as of January 4, 2016 and net periodic benefit cost or income for the Legacy Towers Watson Plans for the period from January 5, 2016 through December 31, 2016 are as follows:

	U.S.	U.K.	Other	PRW
Discount rate - PBO	4.23%	3.72%	3.32%	4.20%
Discount rate - service cost	4.06%	N/A	3.58%	4.12%
Discount rate - interest cost on PBO	3.55%	3.43%	3.03%	3.30%
Discount rate - interest cost on service cost	3.24%	N/A	3.30%	3.53%
Expected long-term return on plan assets	7.75%	5.25%	6.19%	2.00%
Rate of compensation increase	4.25%	3.00%	2.23%	N/A
The Legacy Towers Watson discount rates related to its PBO and costs were selected using spot rates along a high quality corporate bond yield curve from the respective countries for the same periods.
The expected rates of return assumptions for all plans were supported by an analysis of the weighted-average yield expected to be achieved with the anticipated makeup of investments.
Economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.
The differences in the discount rate and compensation level assumption used for various plans detailed above is attributed to the differing interest rate environments associated with the currencies and economies to which the plans are subject. The differences in the expected return on assets are primarily driven by the respective asset allocation in each plan, coupled with the return expectations for assets in the respective currencies.
Please see our critical accounting policies in our Annual Report on Form 10-K for information related to the Legacy Willis pension plans.
Recent Accounting Pronouncements
Information regarding new accounting standards and their impact on the financial statements is set forth in Note 2 — Basis of Presentation and Significant Accounting Policies of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have considered changes in our exposure to market risks during the three months ended March 31, 2016, including additional exposures to market risks as a consequence of the Merger, and we have determined that there have been no material changes to our exposure to market risks from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined by Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March

31, 2016 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of Gras Savoye and Miller that are subsumed by internal control over financial reporting. The Company acquired Gras Savoye on December 29, 2015 and Miller on May 31, 2015.  Gras Savoye and Miller are included in our 2015 consolidated financial statements and represented approximately 10% and 4% of our total assets as of December 31, 2015, respectively, and 0% and 2% of our total revenues for the year ended December 31, 2015, respectively.
There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Acquisitions
We excluded Gras Savoye and Miller operations from the scope of our annual assessment of internal control over financial reporting for the year ended December 31, 2015 in accordance with Securities and Exchange Commission guidance and we are in the process of integrating the operations of these acquired businesses within our control structure.
Limitations on the Effectiveness of Controls
Management, including the CEO and CFO, does not expect that our disclosure controls and procedures will necessarily prevent all errors and all fraud. However, management does expect that the control system provides reasonable assurance that its objectives will be met. A control system, no matter how well designed and operated, cannot provide absolute assurance that the control system’s objectives will be met. In addition, the design of such internal controls must take into account the costs of designing and maintaining such a control system. Certain inherent limitations exist in control systems to make absolute assurances difficult, including the realities that judgments in decision-making can be faulty, that breakdowns can occur because of a simple error or mistake, and that individuals can circumvent controls. The design of any control system is based in part upon existing business conditions and risk assessments. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies or procedures. As a result, they may require change or revision. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected. Nevertheless, the disclosure controls and procedures are designed to provide reasonable assurance of achieving their stated objectives, and the CEO and CFO have concluded that the disclosure controls and procedures are effective at a reasonable assurance level.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to various lawsuits, arbitrations or mediations that arise in the ordinary course of business. The disclosure called for by Part II, Item 1, regarding our legal proceedings is incorporated by reference herein from Note 12 — Commitments and Contingencies - Legal Proceedings of the notes to the condensed consolidated financial statements in this Form 10-Q for the quarter ended March 31, 2016.
ITEM 1A. RISK FACTORS
There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016. We urge you to read the risk factors contained in our Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Issuer Purchases of Equity Securities
The Company is authorized to buy back shares, by way of redemption, and will consider whether to do so from time to time, based on many factors, including market conditions. The Company did not buy back any shares during the three months ended March 31, 2016. Approximately $529 million remains on the current open-ended repurchase authority. The maximum number of shares that may be purchased based on the closing price of our Ordinary Shares on March 31, 2016 of $118.66 was 4,458,034.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Set forth below is a description of a matter reported pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (‘ITRA’) and Section 13(r) of the Exchange Act.  Concurrently, with this quarterly report, we are filing a notice pursuant to Section 13(r) of the Exchange Act that the matter has been disclosed in this quarterly report.
On December 29, 2015, Legacy Willis acquired a majority stake in Gras Savoye, a French insurance broker.  Since January 1, 2015, Gras Savoye has acted as the broker for the Iranian Embassy in Paris, placing health insurance with a local insurance company for the diplomatic staff and handling the related claims administration.   The policy renewed automatically on January 1, 2016 for another year.   Premium payments are made quarterly, and a premium payment of €59,712 was received by Gras Savoye on February 24, 2016.  Gras Savoye will retain a commission of €10,064 from this payment.   Health benefits of approximately €5,335 were paid to beneficiaries during the first quarter of 2016.  It is anticipated that Gras Savoye will continue these activities to the extent permitted under applicable law for the remainder of 2016.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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
4.1
Seventh Supplemental Indenture, dated as of March 9, 2016, to the Indenture, dated as of July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on March 10, 2016 (SEC File No. 001-16503))

4.2
Second Supplemental Indenture, dated as of March 9, 2016, to the Indenture, dated as of March 17, 2011 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company on March 10, 2016 (SEC File No. 001-16503))

4.3
Second Supplemental Indenture, dated as of March 9, 2016, to the Indenture, dated as of August 15, 2013 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the Company on March 10, 2016 (SEC File No. 001-16503))

4.4
Form of Indenture among Willis Towers Watson Public Limited Company, as issuer, Willis Towers Watson Sub Holdings Limited, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc, Willis Group Limited and Willis North America Inc., as guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed by the Company on March 11, 2016 (SEC File No. 001-16503))

4.5
Form of Indenture among Willis North America Inc., as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Limited, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Trinity Acquisition plc and Willis Group Limited, as guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 filed by the Company on March 11, 2016 (SEC File No. 001-16503))

4.6
Third Supplemental Indenture, dated as of March 22, 2016, among Trinity Acquisition plc, as issuer, Willis Towers Watson Public Limited Company, Willis Towers Watson Sub Holdings Limited, Willis Netherlands Holdings B.V., Willis Investment UK Holdings Limited, TA I Limited, WTW Bermuda Holdings Ltd., Willis Group Limited and Willis North America Inc., as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company on March 22, 2016 (SEC File No. 001-16503))

10.1
Third Amendment to Revolving Note and Cash Subordination Agreement, dated as of April 27, 2016, among Willis Securities, Inc., SunTrust Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on April 28, 2016 (SEC File No. 001-16503))

10.2
Employment Agreement, dated as of March 1, 2016, by and between Willis Towers Watson Public Limited Company and John J. Haley (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 1, 2016 (SEC File No. 001-16503))†

10.3
Offer Letter, dated July 23, 2013, and Contract of Employment, dated as of September 3, 2013, by and between Willis Limited, a subsidiary of Willis Towers Watson Public Limited Company, and David Shalders†*

10.4
 Amendment, dated April 30, 2014, to the Contract of Employment, dated as of September 3, 2013, by and between Willis Limited, a subsidiary of Willis Towers Watson Public Limited Company, and David Shalders†*

10.5
Amendment, dated as of June 29, 2015, to Contract of Employment, dated as of September 3, 2013, by and between Willis Limited, a subsidiary of Willis Towers Watson Public Limited Company, and David Shalders†*

10.6
Offer Letter, dated November 9, 2014, and Contract of Employment, dated as of November 9, 2014, by and between Willis Limited, a subsidiary of Willis Towers Watson Public Limited Company, and Nicolas Aubert†*

10.7
Amendment, dated as of June 29, 2015, to Contract of Employment, dated as of November 9, 2014, by and between Willis Limited, a subsidiary of Willis Towers Watson Public Limited Company, and Nicolas Aubert†*

10.8
Transition Letter Agreement, dated as of January 4, 2016, by and between Willis Group Holdings Public Limited Company and John Greene (incorporated by reference to Exhibit 10.73 to the Form 10-K filed by the Company on February 29, 2016 (SEC File No. 001-16503))†

10.9	Form of Deed of Indemnity of Willis Towers Watson Public Limited Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on January 5, 2016 (SEC File No. 001-16503))†
10.10	Form of Indemnification Agreement of Willis North America Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on January 5, 2016 (SEC File No. 001-16503))†
10.11
Restricted Share Unit Award Agreement, dated as of February 26, 2016, by and between Willis Towers Watson Public Limited Company and John J. Haley (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on March 1, 2016 (SEC File No. 001-16503))†

10.12
Form of Time-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of November 9, 2015 by and between John Greene / Timothy Wright / Todd Jones / Nicolas Aubert / David Shalders and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.74 to the Company’s Form 10-K filed on February 29, 2016 (SEC File No. 001-16503))†

10.13
Form of Performance-Based Restricted Share Unit Award Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of November 9, 2015 by and between Timothy Wright / Todd Jones / Nicolas Aubert / David Shalders and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.75 to the Company’s Form 10-K filed on February 29, 2016 (SEC File No. 001-16503))†

10.14
Form of Time-Based Share Option Agreement under the Willis Group Holdings Public Limited Company 2012 Equity Incentive Plan, dated as of November 9, 2015 by and between John Greene / Timothy Wright / Todd Jones / Nicolas Aubert / David Shalders and Willis Group Holdings Public Limited Company (incorporated by reference to Exhibit 10.76 to the Company’s Form 10-K filed on February 29, 2016 (SEC File No. 001-16503))†

10.15	Willis Towers Watson Public Limited Company Compensation Policy and Share Ownership Guidelines for Non-Employee Directors (as amended)†*
31.1	Certification of the Registrant’s Chief Executive Officer, John J. Haley, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
31.2	Certification of the Registrant’s Chief Financial Officer, Roger F. Millay, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.*
32.1
Certification of the Registrant’s Chief Executive Officer, John J. Haley, and Chief Financial Officer, Roger F. Millay, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________
*    Filed or furnished herewith.
†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Willis Towers Watson Public Limited Company
(Registrant)

/s/ John J. Haley		May 10, 2016
Name:	John J. Haley	Date
Title:	Chief Executive Officer

/s/ Roger F. Millay		May 10, 2016
Name:	Roger F. Millay	Date
Title:	Chief Financial Officer

/s/ Susan D. Davies		May 10, 2016
Name:	Susan D. Davies	Date
Title:	Principal Accounting Officer and Controller